Form 10-Q
period 2010-06-30
ZIONS BANCORPORATION /UT/
filed 2010-08-09
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 31, 2010	173,340,649 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2010	December 31, 2009	June 30, 2009
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,068,755	$1,370,189	$1,229,205
Money market investments:
Interest-bearing deposits	4,861,871	652,964	1,005,060
Federal funds sold	44,720	20,985	390,619
Security resell agreements	58,954	57,556	57,476
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $802,370, $833,455 and $891,186)	852,606	869,595	937,942
Available-for-sale, at fair value	3,416,448	3,655,619	3,903,895
Trading account, at fair value	85,707	23,543	78,608

	4,354,761	4,548,757	4,920,445
Loans held for sale	189,376	208,567	251,526
Loans:
Loans and leases excluding FDIC-supported loans	36,920,355	38,882,083	40,654,802
FDIC-supported loans	1,208,362	1,444,594	783,238

	38,128,717	40,326,677	41,438,040
Less:
Unearned income and fees, net of related costs	125,779	137,697	130,042
Allowance for loan losses	1,563,753	1,531,332	1,248,055

Loans and leases, net of allowance	36,439,185	38,657,648	40,059,943

Other noninterest-bearing investments	866,970	1,099,961	1,046,131
Premises and equipment, net	705,372	710,534	703,613
Goodwill	1,015,161	1,015,161	1,017,385
Core deposit and other intangibles	100,425	113,416	121,675
Other real estate owned	413,336	389,782	304,778
Other assets	2,028,409	2,277,487	1,660,098

	$52,147,295	$51,123,007	$52,767,954

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$14,071,456	$12,324,247	$11,142,017
Interest-bearing:
Savings and NOW	6,030,986	5,843,573	4,949,711
Money market	15,562,664	16,378,874	17,276,743
Time under $100,000	2,155,366	2,497,395	2,845,893
Time $100,000 and over	2,509,479	3,117,472	4,455,225
Foreign	1,683,925	1,679,028	1,974,583

	42,013,876	41,840,589	42,644,172

Securities sold, not yet purchased	81,511	43,404	51,109
Federal funds purchased	391,213	208,669	1,169,809
Security repurchase agreements	500,812	577,346	565,975
Federal Home Loan Bank advances and other borrowings:
One year or less	218,589	121,273	48,171
Over one year	15,558	15,722	18,882
Long-term debt	1,918,852	2,017,220	1,917,598
Reserve for unfunded lending commitments	96,795	116,445	60,688
Other liabilities	488,987	472,082	536,855

Total liabilities	45,726,193	45,412,750	47,013,259

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,806,877	1,502,784	1,491,730
Common stock, without par value; authorized 350,000,000 shares issued and outstanding 173,331,281, 150,425,070 and 125,095,328	3,964,140	3,318,417	2,935,724
Retained earnings	1,099,621	1,324,516	1,685,522
Accumulated other comprehensive income (loss)	(433,020)	(436,899)	(368,164)
Deferred compensation	(15,776)	(16,160)	(14,138)

Controlling interest shareholders’ equity	6,421,842	5,692,658	5,730,674
Noncontrolling interests	(740)	17,599	24,021

Total shareholders’ equity	6,421,102	5,710,257	5,754,695

	$52,147,295	$51,123,007	$52,767,954

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$541,474	$583,590	$1,081,618	$1,163,442
Interest on loans held for sale	1,937	3,082	4,300	5,838
Lease financing	4,251	4,735	9,380	9,328
Interest on money market investments	2,601	1,543	4,040	4,919
Interest on securities:
Held-to-maturity – taxable	6,113	9,367	8,569	28,275
Held-to-maturity – nontaxable	5,187	5,796	10,624	12,061
Available-for-sale – taxable	19,818	26,982	40,789	48,685
Available-for-sale – nontaxable	1,700	1,778	3,421	3,456
Trading account	657	823	1,132	1,394

Total interest income	583,738	637,696	1,163,873	1,277,398

Interest expense:
Interest on savings and money market deposits	34,124	64,949	70,513	139,502
Interest on time and foreign deposits	18,629	52,577	38,316	115,256
Interest on short-term borrowings	3,486	3,661	6,553	9,681
Interest on long-term borrowings	114,153	22,821	179,845	44,496

Total interest expense	170,392	144,008	295,227	308,935

Net interest income	413,346	493,688	868,646	968,463
Provision for loan losses	228,663	762,654	494,228	1,060,278

Net interest income after provision for loan losses	184,683	(268,966)	374,418	(91,815)

Noninterest income:
Service charges and fees on deposit accounts	51,909	51,833	103,517	104,621
Other service charges, commissions and fees	43,395	40,291	82,437	78,518
Trust and wealth management income	7,021	8,750	14,630	15,915
Capital markets and foreign exchange	10,733	16,311	19,272	29,515
Dividends and other investment income	8,879	2,684	16,579	11,092
Loan sales and servicing income	5,617	7,040	12,049	12,891
Fair value and nonhedge derivative income (loss)	(1,552)	20,316	636	24,320
Equity securities gains (losses), net	(1,500)	(619)	(4,665)	2,144
Fixed income securities gains, net	530	1,444	1,786	1,639
Impairment losses on investment securities:
Impairment losses on investment securities	(19,557)	(71,515)	(68,127)	(237,131)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	1,497	29,546	18,804	112,489

Net impairment losses on investment securities	(18,060)	(41,969)	(49,323)	(124,642)
Valuation losses on securities purchased	–	(11,701)	–	(212,092)
Gain on subordinated debt modification	–	493,725	–	493,725
Gain on subordinated debt exchange	–	–	14,471	–
Acquisition related gains	–	22,977	–	22,977
Other	2,441	1,654	5,634	6,851

Total noninterest income	109,413	612,736	217,023	467,474

Noninterest expense:
Salaries and employee benefits	205,776	202,420	410,109	406,581
Occupancy, net	27,822	26,651	56,310	54,978
Furniture and equipment	25,703	24,870	50,699	49,869
Other real estate expense	42,444	23,748	75,092	42,091
Legal and professional services	8,887	9,497	18,863	18,040
Postage and supplies	7,598	8,036	15,244	16,446
Advertising	5,772	5,678	12,146	12,826
FDIC premiums	26,438	42,329	50,648	56,500
Amortization of core deposit and other intangibles	6,414	7,078	12,991	13,964
Provision for unfunded lending commitments	483	7,927	(19,650)	9,754
Other	73,018	61,235	137,029	114,625

Total noninterest expense	430,355	419,469	819,481	795,674

Impairment loss on goodwill	–	–	–	633,992

Income (loss) before income taxes	(136,259)	(75,699)	(228,040)	(1,054,007)
Income taxes (benefit)	(22,898)	(23,761)	(51,542)	(175,488)

Net income (loss)	(113,361)	(51,938)	(176,498)	(878,519)
Net income (loss) applicable to noncontrolling interests	(368)	(1,209)	(3,295)	(1,749)

Net income (loss) applicable to controlling interest	(112,993)	(50,729)	(173,203)	(876,770)
Preferred stock dividends	(25,342)	(25,447)	(51,653)	(51,733)
Preferred stock redemption	3,107	52,418	3,107	52,418

Net earnings (loss) applicable to common shareholders	$(135,228)	$(23,758)	$(221,749)	$(876,085)

Weighted average common shares outstanding during the period:
Basic shares	161,810	115,908	156,471	115,012
Diluted shares	161,810	115,908	156,471	115,012

Net earnings (loss) per common share:
Basic	$(0.84)	$(0.21)	$(1.42)	$(7.62)
Diluted	(0.84)	(0.21)	(1.42)	(7.62)

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per	Preferred	Common stock		Retained	Accumulated other comprehensive	Deferred	Noncontrolling	Total shareholders’
share amounts)	stock	Shares	Amount	earnings	income (loss)	compensation	interests	equity

Balance, December 31, 2009	$1,502,784	150,425,070	$3,318,417	$1,324,516	$(436,899)	$(16,160)	$17,599	$5,710,257
Comprehensive loss:
Net loss for the period				(173,203)			(3,295)	(176,498)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains on investments					4,880
Reclassification for net losses on investments included in earnings					29,341
Noncredit-related impairment losses on securities not expected to be sold					(11,612)
Accretion of securities with noncredit-related impairment losses not expected to be sold					70
Net unrealized losses on derivative instruments					(18,737)
Pension and postretirement					(63)

Other comprehensive income					3,879			3,879

Total comprehensive loss								(172,619)
Subordinated debt converted to preferred stock	160,270		(22,612)					137,658
Issuance of preferred stock	142,500		(3,830)					138,670
Preferred stock exchanged for common stock	(8,615)	224,903	5,508	3,107				–
Issuance of common stock warrants			179,020					179,020
Subordinated debt exchanged for common stock		2,165,391	46,902					46,902
Issuance of common stock		20,037,657	432,900					432,900
Net stock issued under employee plans and related tax benefits		478,260	7,835					7,835
Dividends on preferred stock	9,938			(51,653)				(41,715)
Dividends on common stock, $0.02 per share				(3,146)				(3,146)
Change in deferred compensation						384		384
Other changes in noncontrolling interests							(15,044)	(15,044)

Balance, June 30, 2010	$1,806,877	173,331,281	$3,964,140	$1,099,621	$(433,020)	$(15,776)	$(740)	$6,421,102

Balance, December 31, 2008	$1,581,834	115,344,813	$2,599,916	$2,433,363	$(98,958)	$(14,459)	$27,320	$6,529,016
Cumulative effect of change in accounting principle, adoption of new OTTI guidance under ASC 320				137,462	(137,462)			—
Comprehensive loss:
Net loss for the period				(876,770)			(1,749)	(878,519)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(78,512)
Reclassification for net losses on investments included in earnings					63,296
Noncredit-related impairment losses on securities not expected to be sold					(67,783)
Accretion of securities with noncredit-related impairment losses not expected to be sold					931
Net unrealized losses on derivative instruments					(49,676)

Other comprehensive loss					(131,744)			(131,744)

Total comprehensive loss								(1,010,263)
Preferred stock redemption	(100,511)		1,763	52,418				(46,330)
Issuance of common stock		9,177,658	123,741					123,741
Subordinated debt modification			201,154					201,154
Net stock issued under employee plans and related tax benefits		572,857	9,150					9,150
Dividends on preferred stock	10,407			(51,733)				(41,326)
Dividends on common stock, $0.08 per share				(9,218)				(9,218)
Change in deferred compensation						321		321
Other changes in noncontrolling interests							(1,550)	(1,550)

Balance, June 30, 2009	$1,491,730	125,095,328	$2,935,724	$1,685,522	$(368,164)	$(14,138)	$24,021	$5,754,695

Total comprehensive income (loss) for the three months ended June 30, 2010 and 2009 was $(118,240) and $79,375, respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(113,361)	$(51,938)	$(176,498)	$(878,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment and valuation losses on investment securities and goodwill	18,060	53,670	49,323	970,726
Gain on subordinated debt modification	–	(493,725)	–	(493,725)
Gain on subordinated debt exchange	–	–	(14,471)	–
Acquisition related gains	–	(22,977)	–	(22,977)
Debt extinguishment cost	–	5,103	–	5,103
Provision for credit losses	229,146	770,581	474,578	1,070,032
Depreciation of premises and equipment	18,627	18,480	36,943	37,093
Amortization	77,635	18,241	105,573	36,024
Deferred income tax expense (benefit)	(15,795)	59,424	(51,958)	(99,183)
Share-based compensation	6,557	7,207	13,459	15,344
Unrealized equity securities losses (gains), net	2,658	(1,644)	5,571	(1,750)
Net increase in trading securities	(35,009)	(13,410)	(62,164)	(36,544)
Principal payments on and proceeds from sales of loans held for sale	336,321	669,696	678,739	1,145,726
Additions to loans held for sale	(350,563)	(653,631)	(668,000)	(1,196,999)
Net write-down of and losses from sales of other real estate owned	38,146	19,270	65,258	49,288
Net gains on sales of loans, leases and other assets	(2,985)	(5,254)	(6,018)	(10,300)
Income from increase in cash surrender value of bank-owned life insurance	(4,216)	(6,326)	(9,539)	(12,155)
Change in accrued income taxes	(37,249)	(72,882)	326,591	(67,399)
Change in accrued interest receivable	9,968	9,851	20,038	37,187
Change in other assets	(122,195)	(89,651)	(28,892)	63,205
Change in other liabilities	36,948	18,276	16,357	(67,577)
Change in accrued interest payable	2,221	(21,657)	(4,253)	(26,692)
Other, net	(6,901)	8,754	(12,080)	(1,579)

Net cash provided by operating activities	88,013	225,458	758,557	514,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in money market investments	(1,437,786)	817,888	(4,234,040)	1,253,457
Proceeds from maturities and paydowns of investment securities held-to-maturity	58,055	25,233	84,706	54,903
Purchases of investment securities held-to-maturity	(7,502)	(15,301)	(30,386)	(31,789)
Proceeds from sales of investment securities available-for-sale	36,622	313,236	349,791	533,648
Proceeds from maturities and paydowns of investment securities available-for-sale	115,784	106,525	212,376	227,717
Purchases of investment securities available-for-sale	(139,336)	(512,881)	(335,884)	(1,455,249)
Proceeds from sales of loans and leases	57,197	33,580	92,360	49,891
Loan and lease collections, net of originations	500,702	125,364	1,289,579	368,074
Proceeds from surrender of bank-owned life insurance contracts	175,632	–	175,632	–
Net decrease (increase) in other noninterest-bearing investments	(3,059)	7,239	13,554	13,097
Proceeds from sales of premises and equipment and other assets	15	21	291	4,736
Purchases of premises and equipment	(17,053)	(20,408)	(32,878)	(57,683)
Proceeds from sales of other real estate owned	131,896	70,337	237,877	97,612
Net cash received from acquisitions	–	33,480	–	146,951

Net cash provided by (used in) investing activities	(528,833)	984,313	(2,177,022)	1,205,365

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2010	2009	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(81,816)	$(871,400)	$175,605	$75,725
Net change in short-term funds borrowed	11,998	(400,869)	241,422	(2,231,622)
Proceeds from FHLB advances and other borrowings over one year	–	90	–	90
Repayments of FHLB advances and other borrowings over one year	(82)	(108,888)	(164)	(109,461)
Proceeds from issuance of long-term debt	22,768	36,061	62,466	291,228
Debt issuance and extinguishment costs	(102)	(9,059)	(280)	(18,083)
Repayments of long-term debt	(65,211)	(69)	(65,272)	(138)
Cash paid for preferred stock redemption	–	(46,330)	–	(46,330)
Proceeds from the issuance of preferred stock	138,670	–	138,670	–
Proceeds from issuance of common stock	283,124	123,741	433,032	123,741
Proceeds from issuance of common stock warrants	179,020	–	179,020	–
Payments to redeem common stock	(2,524)	(977)	(2,928)	(1,100)
Excess tax benefits from share-based compensation	318	12	321	29
Dividends paid on preferred stock	(20,331)	(20,233)	(41,715)	(41,326)
Dividends paid on common stock	(1,648)	(4,617)	(3,146)	(9,218)

Net cash provided by (used in) financing activities	464,184	(1,302,538)	1,117,031	(1,966,465)

Net increase (decrease) in cash and due from banks	23,364	(92,767)	(301,434)	(246,771)
Cash and due from banks at beginning of period	1,045,391	1,321,972	1,370,189	1,475,976

Cash and due from banks at end of period	$1,068,755	$1,229,205	$1,068,755	$1,229,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$89,653	$164,442	$192,325	$323,769
Net payment made (refund received) for income taxes	28,181	(29,790)	(324,572)	(30,014)
Noncash items:
Amortized cost of investment securities held-to-maturity transferred to investment securities available-for-sale	–	1,016,855	–	1,058,159
Loans transferred to other real estate owned	179,667	153,886	340,692	233,326
Beneficial conversion feature of modified subordinated debt recorded in common stock	–	201,154	–	201,154
Subordinated debt exchanged for common stock	–	–	46,902	–
Subordinated debt converted to preferred stock	116,624	–	137,658	–
Acquisitions:
Assets acquired	–	224,335	–	1,369,586
Liabilities assumed	–	219,168	–	1,376,408

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2010

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

Operating results for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2009 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This new accounting guidance under Accounting Standards Codification (“ASC”) 310, Receivables, requires disclosure of more information about the credit quality of an entity’s financing receivables and the allowance for credit losses. Disclosures must be disaggregated by class or portfolio segment and include, among other things, such items as a rollforward of the allowance for credit losses, certain credit quality indicators, past due and impaired loan information, and loan modification information. Except for the allowance rollforward and loan modification information, the new requirements will become effective for interim and annual reporting periods beginning with year-end December 31, 2010. Disclosure of the allowance rollforward and loan modification information will be required for the first quarter of 2011. The new guidance only relates to financial statement disclosures and will not affect the Company’s financial condition or results of operations.

ZIONS BANCORPORATION AND SUBSIDIARIES

On April 29, 2010, the FASB issued ASU No. 2010-18, Receivables, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU clarifies that modifications of loans accounted for within a pool under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, would not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. Loans may be removed from the pool as a result of sale, foreclosure, or other events. This new guidance takes effect for the first interim or annual period ending after July 15, 2010, with early adoption permitted. We have elected to early adopt this new guidance, which did not significantly impact our accounting for purchased loans.

Effective January 1, 2010, we adopted ASU No. 2009-17, Amendments to FASB Interpretation No. 46(R), (formerly Statement of Financial Accounting Standards (“SFAS”) No. 167). This new accounting guidance under ASC 810, Consolidation, requires that a continuous analysis be performed on a qualitative rather than a quantitative basis to determine the primary beneficiary of a variable interest entity (“VIE”). The new rules amend previous guidance to determine whether an entity is a VIE and require enhanced disclosures about our involvement with a VIE. Upon adoption, we reconsidered our consolidation conclusions for all entities with which we are involved and concluded that there was no significant impact on the Company’s financial statements.

Effective January 1, 2010, we adopted ASU No. 2009-16, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, (formerly SFAS No. 166). This new accounting guidance under ASC 860, Transfers and Servicing, modifies the accounting for transfers of financial assets and removes the concept of a qualifying special-purpose entity (“QSPE”). In 2009, we dissolved Lockhart Funding LLC (“Lockhart”), a QSPE funded with commercial paper, and our remaining activities related to transfers of financial assets were not significant as of January 1, 2010. Accordingly, the adoption of this new guidance did not have a significant impact on the Company’s financial statements.

Additional accounting guidance recently adopted is discussed where applicable in the Notes to Consolidated Financial Statements.

3.	PURCHASED LOANS

We purchase loans in the ordinary course of business and account for them and the related interest income in accordance with ASC 310-20, Nonrefundable Fees and Other Costs, or ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as appropriate. Interest income is recognized based on contractual cash flows under ASC 310-20 and on expected cash flows under ASC 310-30.

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

Upon acquisition, in accordance with applicable accounting guidance, the acquired loans were recorded at their fair value without a corresponding allowance for loan losses. The acquired foreclosed assets and subsequent real estate foreclosures were included with other real estate owned in the balance sheet and amounted to $48.4 million at June 30, 2010, $54.1 million at December 31, 2009, and $10.9 million at June 30, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

Acquired loans which have evidence of credit deterioration and for which it is probable that not all contractual payments will be collected are accounted for as loans under ASC 310-30. Certain acquired loans (including loans with revolving privileges) without evidence of credit deterioration are accounted for under ASC 310-20 and excluded from the following tables.

The outstanding balances of all contractually required payments and the related carrying amounts for loans under ASC 310-30 are as follows (in thousands):

	June 30, 2010	December 31, 2009	June 30, 2009

Commercial lending	$482,329	$588,234	$399,483
Commercial real estate	977,450	1,150,095	332,987
Consumer	92,265	112,731	43,321

Outstanding balance	$1,552,044	$1,851,060	$775,791

Carrying amount	$1,092,714	$1,304,251	$636,659
Allowance for loan losses[1]	25,648	–	–

Carrying amount, net	$1,067,066	$1,304,251	$636,659

[1]

The allowance for loan losses was determined subsequent to acquisition and was considered for all of the periods presented. See discussion that follows regarding the “gross” presentation of this allowance amount, which is included in the overall allowance for loan losses on the balance sheet, and the amount recoverable under the FDIC loss sharing agreements, which is included in other assets.

At the time of acquisition, we determine the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted (nonaccretable difference). Of the remaining amount, the portion representing the excess of the loan’s expected cash flows over our initial investment (accretable yield), is accreted into interest income on a level yield basis over the remaining expected life of the loan or pool of loans. The effects of estimated prepayments are considered in estimating the expected cash flows.

Over the life of the loan or pool, we continue to estimate cash flows expected to be collected. We evaluate at the balance sheet date whether the estimated present value of these loans using the effective interest rates has decreased and if so, we record a provision for loan losses. The present value of any subsequent increase in the loan’s actual or expected cash flows is used first to reverse any existing allowance for loan losses. Such reversal did not occur for the periods presented herein. For any remaining increases in cash flows expected to be collected, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize such increase in interest income. Additionally, when changes in expected cash flows occur, to the extent applicable, we adjust the amount recoverable from the FDIC (indemnification asset) through a charge or credit (depending on whether there was an increase or decrease in expected cash flows) to other noninterest expense.

Certain acquired loans within the scope of ASC 310-30 are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. As allowed under ASC 310-30 in these circumstances, interest income is recognized on a cash basis similar to the cost recovery methodology used for nonaccrual loans. Amounts for these loans are included in the carrying amounts in the preceding table. At June 30, 2010, the net carrying amount of these loans was approximately $162.5 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the accretable yield are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$155,894	$85,222	$161,976	$–
Additions	–	2,409	–	91,167
Accretion	(25,418)	(8,688)	(43,183)	(14,932)
Reclassification from nonaccretable difference	123,202	–	128,256	–
Disposals and other	(1,450)	2,231	5,179	4,939

Balance at end of period	$252,228	$81,174	$252,228	$81,174

During the three and six months ended June 30, 2010, we increased the allowance for loan losses for all FDIC-acquired loans by a charge to the provision for loan losses of $11.7 million and $28.8 million, respectively. As described subsequently, a portion of these amounts are recoverable from the FDIC in accordance with the loss sharing agreements. Charge-offs, net of recoveries, for the three and six months ended June 30, 2010 were $1.3 million and $3.1 million, respectively. No provision or charge-offs were applicable in 2009.

In connection with the loss sharing agreements, the total estimated amount recoverable from the FDIC was $243.8 million at June 30, 2010, $293.3 million at December 31, 2009, and $80.6 million at June 30, 2009. The amount was initially recorded at fair value using projected cash flows based on credit adjustments for each loan type and the loss sharing reimbursement of 80% or 95%, as appropriate. The timing of the cash flows was adjusted to reflect management’s expectations to receive the FDIC reimbursements within the estimated loss period. Discount rates were based on U.S. Treasury rates or the AAA composite yield on investment grade bonds of similar maturity. The amount is adjusted as actual loss experience is developed and estimated losses covered under the loss sharing agreements are updated. Estimated loan losses, if any, in excess of the amounts recoverable are reflected as period expenses through the provision for loan losses.

Subsequent to the acquisitions, the allowance for loan losses for FDIC-supported loans is determined without giving consideration to the amounts recoverable under the loss sharing agreements (since the loss sharing agreements are separately accounted for and thus presented “gross” on the balance sheet).

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	INVESTMENT SECURITIES

Investment securities are summarized as follows (in thousands):

	June 30, 2010
		Recognized in OCI [1]			Not recognized in OCI [1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$588,079	$–	$–	$588,079	$9,411	$2,733	$594,757
Asset-backed securities:
Trust preferred securities – banks and insurance	264,704	–	25,412	239,292	247	49,729	189,810
Other	29,595	–	4,460	25,135	635	8,067	17,703
Other debt securities	100	–	–	100	–	–	100

	$882,478	$–	$29,872	$852,606	$10,293	$60,529	$802,370

Available-for-sale
U.S. Treasury securities	$38,682	$351	$2	$39,031			$39,031
U.S. Government agencies and corporations:
Agency securities	221,598	6,688	100	228,186			228,186
Agency guaranteed mortgage-backed securities	348,294	14,095	31	362,358			362,358
Small Business Administration loan-backed securities	807,167	4,319	12,110	799,376			799,376
Municipal securities	220,409	4,448	435	224,422			224,422
Asset-backed securities:
Trust preferred securities – banks and insurance	1,976,889	59,637	723,442	1,313,084			1,313,084
Trust preferred securities – real estate investment trusts	52,590	–	29,097	23,493			23,493
Auction rate securities	156,450	1,030	402	157,078			157,078
Other	110,369	1,332	26,865	84,836			84,836

	3,932,448	91,900	792,484	3,231,864			3,231,864
Other securities:
Mutual funds and stock	184,467	117	–	184,584			184,584

	$4,116,915	$92,017	$792,484	$3,416,448			$3,416,448

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2009
		Recognized in OCI [1]			Not recognized in OCI [1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$671,671	$–	$–	$671,671	$7,933	$8,205	$671,399
Asset-backed securities:
Trust preferred securities – banks and insurance	265,292	–	25,816	239,476	–	38,504	200,972
Other	32,486	–	5,791	26,695	559	8,537	18,717
Other debt securities	100	–	–	100	–	2	98

	$969,549	$–	$31,607	$937,942	$8,492	$55,248	$891,186

Available-for-sale
U.S. Treasury securities	$25,113	$734	$2	$25,845			$25,845
U.S. Government agencies and corporations:
Agency securities	290,504	6,062	188	296,378			296,378
Agency guaranteed mortgage-backed securities	411,180	10,243	739	420,684			420,684
Small Business Administration loan-backed securities	834,883	2,131	24,484	812,530			812,530
Municipal securities	251,029	2,584	780	252,833			252,833
Asset-backed securities:
Trust preferred securities – banks and insurance	2,173,757	44,583	682,176	1,536,164			1,536,164
Trust preferred securities – real estate investment trusts	76,745	–	42,165	34,580			34,580
Auction rate securities	171,910	827	1,485	171,252			171,252
Other	161,983	1,539	56,193	107,329			107,329

	4,397,104	68,703	808,212	3,657,595			3,657,595
Other securities:
Mutual funds and stock	246,300	–	–	246,300			246,300

	$4,643,404	$68,703	$808,212	$3,903,895			$3,903,895

[1]	Other comprehensive income

During the three months ended June 30, 2009, we reassessed the classification of certain asset-backed and trust preferred collateralized debt obligation (“CDO”) securities as part of our ongoing review of the investment securities portfolio. We reclassified approximately $557 million at fair value of held-to-maturity (“HTM”) securities to available-for-sale (“AFS”). Unrealized losses added to OCI at the time of these transfers were $124.4 million. During the six months ended June 30, 2009, we reclassified a total of $596 million at fair value of HTM securities to AFS. The reclassifications were made subsequent to ratings downgrades, as permitted under ASC 320, Investments – Debt and Equity Securities. No gain or loss was recognized in the statement of income at the time of reclassification.

ZIONS BANCORPORATION AND SUBSIDIARIES

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of June 30, 2010 by expected maturity distribution for asset-backed securities and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$74,326	$74,905	$338,649	$332,244
Due after one year through five years	223,216	220,684	802,214	774,160
Due after five years through ten years	213,495	198,705	753,433	659,516
Due after ten years	371,441	308,076	2,038,152	1,465,944

	$882,478	$802,370	$3,932,448	$3,231,864

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position (in thousands):

	June 30, 2010
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$56	$11,439	$2,677	$30,070	$2,733	$41,509
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	75,141	189,810	75,141	189,810
Other	–	–	12,527	17,704	12,527	17,704

	$56	$11,439	$90,345	$237,584	$90,401	$249,023

Available-for-sale
U.S. Treasury securities	$2	$25,994	$–	$–	$2	$25,994
U.S. Government agencies and corporations:
Agency securities	61	8,425	39	1,544	100	9,969
Agency guaranteed mortgage-backed securities	24	5,177	7	932	31	6,109
Small Business Administration loan-backed securities	1,849	84,692	10,261	438,242	12,110	522,934
Municipal securities	414	13,839	21	1,150	435	14,989
Asset-backed securities:
Trust preferred securities – banks and insurance	1,085	13,923	722,357	905,642	723,442	919,565
Trust preferred securities – real estate investment trusts	–	–	29,097	23,493	29,097	23,493
Auction rate securities	155	10,314	247	18,030	402	28,344
Other	735	2,739	26,130	69,121	26,865	71,860

	$4,325	$165,103	$788,159	$1,458,154	$792,484	$1,623,257

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$2,775	$90,108	$5,430	$26,479	$8,205	$116,587
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	64,320	200,972	64,320	200,972
Other	6,157	10,273	8,171	8,444	14,328	18,717
Other debt securities	2	98	–	–	2	98

	$8,934	$100,479	$77,921	$235,895	$86,855	$336,374

Available-for-sale
U.S. Treasury securities	$2	$111	$–	$–	$2	$111
U.S. Government agencies and corporations:
Agency securities	14	2,951	174	5,908	188	8,859
Agency guaranteed mortgage-backed securities	724	56,115	15	2,222	739	58,337
Small Business Administration loan-backed securities	2,299	177,204	22,185	467,120	24,484	644,324
Municipal securities	744	59,478	36	1,655	780	61,133
Asset-backed securities:
Trust preferred securities – banks and insurance	10,164	70,983	672,012	1,082,219	682,176	1,153,202
Trust preferred securities – real estate investment trusts	33,615	25,380	8,550	9,200	42,165	34,580
Auction rate securities	1,485	162,545	–	–	1,485	162,545
Other	1,863	5,058	54,330	76,574	56,193	81,632

	$50,910	$559,825	$757,302	$1,644,898	$808,212	$2,204,723

We conduct a formal review of investment securities on a quarterly basis under ASC 320 for the presence of other-than-temporary impairment (“OTTI”). We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred if (1) we intend to sell the security; (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

For the AFS security types discussed below where we believe that no OTTI exists at June 30, 2010, we applied the criteria that we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. The following discussion only includes those security types with significant gross unrealized losses. Our conclusions resulting from our evaluation for the presence of OTTI are presented below:

Asset-backed securities

Trust preferred securities – banks and insurance: These CDO securities are variable rate pools of trust preferred securities related to banks and insurance companies. They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”), which are rating agencies registered with the SEC. They were purchased generally at par. Unrealized losses were caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads for asset-backed securities; and (3) general illiquidity in the market for CDOs. Our ongoing review of these securities in accordance with the preceding discussion and the policy in our 2009 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities.

Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Our ongoing review of these securities in accordance with the preceding discussion and the policy in our 2009 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities.

Other asset-backed securities: The majority of these CDO securities were purchased from Lockhart at their carrying values and were adjusted to fair value. These adjustments to fair value were included in valuation losses on securities purchased in 2009. Certain of these CDOs consist of structured asset-backed CDOs (“ABS CDOs”) (also known as diversified structured finance CDOs). Our ongoing review of these securities in accordance with the preceding discussion and the policy in our 2009 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities.

U.S. Government agencies and corporations

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at June 30, 2010.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in current period earnings (in thousands):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(5,218)	$(300,502)	$(305,720)	$(5,206)	$(269,251)	$(274,457)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized [1]	–	–	–	–	(325)	(325)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	(139)	(17,921)	(18,060)	(151)	(48,847)	(48,998)
Subtotal of amounts recognized in earnings	(139)	(17,921)	(18,060)	(151)	(49,172)	(49,323)
Reductions for securities sold during the period			–			–

Balance of credit-related OTTI at end of period	$(5,357)	$(318,423)	$(323,780)	$(5,357)	$(318,423)	$(323,780)

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(46,849)	$(137,923)	$(184,772)	$(50,458)	$(51,641)	$(102,099)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized [1]	(3)	(13,319)	(13,322)	(15,222)	(14,570)	(29,792)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	(803)	(27,844)	(28,647)	(3,290)	(91,560)	(94,850)
Subtotal of amounts recognized in earnings	(806)	(41,163)	(41,969)	(18,512)	(106,130)	(124,642)
Transfers of securities from HTM to AFS	43,988	(43,988)	–	65,303	(65,303)	–
Reductions for securities sold during the period	–	95,244	95,244	–	95,244	95,244

Balance of credit-related OTTI at end of period	$(3,667)	$(127,830)	$(131,497)	$(3,667)	$(127,830)	$(131,497)

[1]	Relates to securities not previously impaired.
[2]	Relates to additional impairment on securities previously impaired.

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

Noncredit-related OTTI on securities not expected to be sold, and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, was recognized in OCI as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009 [1]	2010	2009 [1]
Noncredit-related OTTI, pretax:
HTM	$–	$(77,046)	$–	$(395)
AFS	1,497	106,592	18,804	112,884

Total	$1,497	$29,546	$18,804	$112,489

Total noncredit-related OTTI, after-tax	$925	$17,855	$11,612	$67,783

[1]	Includes the transfer of $76.7 million of OTTI when we reclassified HTM securities to AFS.

As of January 1, 2009, we reclassified to OCI $137.5 million after-tax as a cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings.

ZIONS BANCORPORATION AND SUBSIDIARIES

At June 30, 2010 and 2009, respectively, 86 and 260 HTM and 562 and 939 AFS investment securities were in an unrealized loss position.

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income (in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended			Six Months Ended
	June 30, 2010		June 30, 2010		June 30, 2009			June 30, 2009
	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses		Gross gains	Gross losses
Investment securities:
Held-to-maturity	$–	$139	$–	$151	$–	$(15,944)	[1]	$–	$1,762
Available-for-sale	530	17,921	1,814	49,200	1,887	69,614		4,757	334,986

Other noninterest-bearing investments:
Securities held by consolidated SBICs	2,002	3,504	4,074	8,741	279	1,353		434	1,406
Other	2	–	2	–	12	–		12	–

	2,534	21,564	5,890	58,092	2,178	55,023		5,203	338,154

Net losses		$(19,030)		$(52,202)		$(52,845)			$(332,951)

Statement of income information:
Net impairment losses on investment securities		$(18,060)		$(49,323)		$(41,969)			$(124,642)
Valuation losses on securities purchased		–		–		(11,701)			(212,092)

		(18,060)		(49,323)		(53,670)			(336,734)
Equity securities gains (losses), net		(1,500)		(4,665)		(619)			2,144
Fixed income securities gains, net		530		1,786		1,444			1,639

Net losses		$(19,030)		$(52,202)		$(52,845)			$(332,951)

[1]	Represents the amount of OTTI reclassified to the gross losses for AFS securities, as a result of the previously discussed transfer of HTM securities to AFS.

Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Valuation losses on securities purchased of $11.7 million and $212.1 million during the three and six months ended June 30, 2009, respectively, included $6.2 million and $187.9 million from the purchase of securities by Zions Bank from Lockhart due to rating downgrades prior to fully consolidating Lockhart in June 2009. Also included in the valuation losses were $5.5 million and $24.2 million, respectively, when we voluntarily purchased auction rate securities previously sold to customers by certain Company subsidiaries.

Securities with a carrying value of $1.7 billion at June 30, 2010 and $1.8 billion at December 31, 2009 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

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

The equity holders in one of the CDOs agreed to the proposed offer from the hedge fund, while the other three offers were not accepted. Our exposure to securities issued by the sole CDO with the accepted offer was $6.1 million of carrying value at June 30, 2010. This amount could be adversely affected if the sale of the performing collateral at significant discounts to fair value were to be permitted.

ZIONS BANCORPORATION AND SUBSIDIARIES

Certain holders, including the Company, of the more senior tranches of the CDO objected to the offer and the CDO trustee filed an interpleader action in the United States District Court for the Southern District of New York to resolve the validity of the offer. In the interim, the performing collateral will not be sold. As of June 30, 2010, the litigation was ongoing. The Company believes it has a substantial legal basis to block any such sales.

We do not expect that the ultimate judicial determination will permit the proposed sales, which would be in contravention of the terms of the governing agreements and of the seniority concepts within the CDO. We have not found that sufficient information was available to market participants at either the balance sheet date or filing date of the accompanying financial statements to support the expectation of an adverse outcome. As a result, we have not adjusted the projected cash flows at June 30, 2010 of the exposed CDO.

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We record all derivatives on the balance sheet at fair value in accordance with ASC 815, Derivatives and Hedging. See Note 9 for a discussion of the determination of fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Selected information with respect to notional amounts and recorded gross fair values at June 30, 2010 and 2009, and the related gain (loss) of derivative instruments for the three and six months then ended is summarized as follows (in thousands):

				Amount of derivative gain (loss) recognized/reclassified
				OCI		Reclassified from AOCI to interest income		Noninterest income			Offset to interest expense
		Fair value		Three months ended	Six months ended	Three months ended	Six months ended	Three months ended	Six months ended		Three months ended	Six months ended
	Notional amount	Other assets	Other liabilities
	June 30, 2010			June 30, 2010		June 30, 2010		June 30, 2010			June 30, 2010
Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges[1]:
Interest rate swaps	$545,000	$35,478	$–	$4,910	$10,057	$15,848	$33,551
Interest rate floors	150,000	3,074	–	(293)	1,388	842	1,648
Terminated swaps and floors								$2,691	$6,588

	695,000	38,552	–	4,617	11,445	16,690	35,199	2,691	6,588	[3]
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt											$710	$1,689

Total derivatives designated as hedging instruments	695,000	38,552	–	4,617	11,445	16,690	35,199	2,691	6,588		710	1,689

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	192,024	3,730	3,836					44	(224)
Interest rate swaps for customers[2]	2,996,307	83,645	89,178					(1,969)	(3,337)
Energy commodity swaps for customers[2]	19,000	916	909					(76)	(281)
Basis swaps	225,000		283					(371)	(113)
Futures contracts	4,797,000							574	683

Total derivatives not designated as hedging instruments	8,229,331	88,291	94,206					(1,798)	(3,272)

Total derivatives	$8,924,331	$126,843	$94,206	$4,617	$11,445	$16,690	$35,199	$893	$3,316		$710	$1,689

ZIONS BANCORPORATION AND SUBSIDIARIES

				Amount of derivative gain (loss) recognized/reclassified
				OCI		Reclassified from AOCI to interest income		Noninterest income			Offset to interest expense
		Fair value		Three months ended	Six months ended	Three months ended	Six months ended	Three months ended	Six months ended		Three months ended	Six months ended
	Notional amount	Other assets	Other liabilities
	June 30, 2009			June 30, 2009		June 30, 2009		June 30, 2009			June 30, 2009
Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges[1] :
Interest rate swaps	$1,630,000	$121,810	$–	$(20,075)	$(7,280)	$31,004	$60,745
Interest rate floors	215,000	5,644	–	2,263	2,840	1,112	2,499
Terminated swaps and floors								$13,156	$13,156

	1,845,000	127,454	–	(17,812)	(4,440)	32,116	63,244	13,156	13,156	[3]
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt											$10,161	$23,064
Terminated swap gain on debt modification								161,300	161,300

Total derivatives designated as hedging instruments	1,845,000	127,454	–	(17,812)	(4,440)	32,116	63,244	174,456	174,456		10,161	23,064

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	242,948	5,345	5,027					(479)	463
Interest rate swaps for customers[2]	3,660,961	76,113	74,748					4,299	8,435
Energy commodity swaps for customers[2]	388,999	24,947	24,028					932	1,230
Basis swaps	1,020,000	105	2,077					4,216	6,097
Futures contracts	61,000	–	–					132	141

Total derivatives not designated as hedging instruments	5,373,908	106,510	105,880					9,100	16,366

Total derivatives	$7,218,908	$233,964	$105,880	$(17,812)	$(4,440)	$32,116	$63,244	$183,556	$190,822		$10,161	$23,064

Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
[3]

Amounts for the six months ended June 30, 2010 and 2009 of $6,588 and 13,156, respectively, which reflect the acceleration of OCI amounts reclassified to income that related to previously terminated hedges, together with the reclassification amounts of $35,199 and $63,244, or a total of $41,787 and $76,400, respectively, are the amounts of reclassification included in the changes in OCI presented in Note 7.

At June 30, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $5.3 million and $(0.4) million in 2010, and $1.9 million and $3.4 million in 2009, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

Fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) have been offset against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. In the balance sheet, cash collateral was used to reduce recorded amounts of derivative assets and liabilities by $1.5 million and $1.8 million at June 30, 2010, and $25.2 million and $6.6 million at June 30, 2009, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Futures contracts primarily consist of two types: (1) highly liquid exchange-traded federal funds futures contracts that are traded to manage interest rate risk on certain CDO securities. These identified mixed straddle contracts are executed to convert three- and six-month fixed cash flows into cash flows that vary with daily fluctuations in interest rates. (2) Eurodollar futures contracts that allow us to extend the duration of certain Federal Reserve account balances while locking in a higher return on those balances due to the upward sloping term structure of LIBOR rates. These contracts range from 90 days to one year in length. The accounts for both types of futures contracts are cash settled daily.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized generally on a straight-line basis to interest income or expense over the period to their previously stated maturity dates.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following June 30, 2010, we estimate that additional projected gains of $25 million and accretion/amortization of $27 million, or a total of $52 million, will be reclassified.

6.	GOODWILL

Impairment losses totaling $634.0 million were charged to goodwill during the first half of 2009. The losses primarily reflect impairment at Amegy.

7.	DEBT AND SHAREHOLDERS’ EQUITY

During both the first and second quarters of 2010, we issued senior medium-term notes totaling approximately $120 million, with maturities from February 2011 to November 2012, and interest rates from 4.00% to 5.75%. We also redeemed medium-term notes of approximately $65 million. Also issued during the first quarter of 2010 were an additional $41 million of the 7.75% unsecured senior notes previously issued during the fourth quarter of 2009 that are due September 23, 2014.

During both the first and second quarters of 2010, a total of $137.7 million of convertible subordinated debt was converted into 137,658 shares of the Company’s Series C preferred stock. The conversions included the transfer from common stock to preferred stock of approximately $22.6 million of the intrinsic value of the beneficial conversion feature included with common stock at the time of the debt modification in June 2009. Accelerated discount amortization on the converted debt increased interest expense during the first and second quarters of 2010 by approximately $71.7 million.

During the second quarter of 2010, we sold $142.5 million of Series E preferred stock with an initial dividend rate of 11%. The offering of this new preferred stock consisted of 5,700,000 depositary shares at $25 per share (each share representing a 1/40th ownership interest in a share of Series E Fixed-Rate Resettable Non-Cumulative Perpetual Preferred Stock).

ZIONS BANCORPORATION AND SUBSIDIARIES

During the second quarter of 2010, $8.6 million of Series A preferred stock was exchanged for 224,903 shares of the Company’s common stock at the fair value on that date of $23.82 per share. The $5.5 million of common stock issued in this preferred stock redemption increased retained earnings by approximately $3.1 million.

During the second quarter of 2010, we sold 22,281,640 common stock warrants for $185.0 million at an offering price of $8.3028 per warrant. Net of commissions and fees, the issuance added $179.0 million to common stock.

During the first quarter of 2010, we completed our offer commenced on March 1, 2010 to exchange any and all of the Company’s currently outstanding nonconvertible subordinated debt into shares of common stock. We issued 2,165,391 shares, or $46.9 million net of commissions and fees, in exchange for $55.6 million of debt. The net pretax gain on subordinated debt exchange included in the statement of income was approximately $14.5 million, and represented the difference between the carrying value of the debt exchanged and the fair value of the common stock issued, net of commissions and fees. The number of shares issued was determined using an exchange ratio based on a common stock price of $22.5433 per share, which was calculated based on the defined weighted average price of our common stock for each of the five consecutive days ending on the March 24, 2010 expiration date.

During both the first and second quarters of 2010, we sold under equity distribution agreements a total of 20,037,657 shares of common stock for $439.8 million (average price of $21.95). Net of commissions and fees, the total sales added $432.9 million to common stock.

During the second quarter of 2010, we liquidated our ownership of certain consolidated venture funds. We also changed the ownership structure of another venture fund such that we are no longer required to consolidate it under the new accounting guidance in ASC 810. The effect of these transactions and results of operations for the quarter decreased the amount of noncontrolling interests at June 30, 2010 by approximately $15.2 million. The consolidated financial statements were not otherwise significantly affected.

On May 28, 2010, Company shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized preferred shares from 3,000,000 to 4,400,000.

During June 2009, we recognized a pretax gain of $493.7 million when we modified certain subordinated debt to permit conversion into the Company’s preferred stock. In this connection, we also recorded $201.2 million after-tax directly in common stock for the intrinsic value of the beneficial conversion feature of the modified subordinated debt. At the time of each conversion of the modified convertible debt to preferred stock, a proportional amount of the intrinsic value of the beneficial conversion feature is transferred from common stock to preferred stock. Debt discount of approximately $665.5 million was recorded in connection with the subordinated debt modification and is amortized to income using the interest method over the remaining terms of the subordinated debt. The rate of amortization is accelerated if and as holders of the subordinated debt elect to convert it into preferred stock through the immediate expensing of any unamortized discount associated with the converted debt.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes the changes in accumulated other comprehensive income (loss) included in shareholders’ equity (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total
Six Months Ended June 30, 2010:
Balance, December 31, 2009	$(462,412)	$68,059	$(42,546)	$(436,899)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains, net of income tax expense of $2,826	4,880			4,880
Reclassification for net losses included in earnings, net of income tax benefit of $18,196	29,341			29,341
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $7,193	(11,612)			(11,612)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $43	70			70
Net unrealized losses, net of reclassification to earnings of $41,787 and income tax benefit of $11,605		(18,737)		(18,737)
Pension and postretirement, net of income tax benefit of $46			(63)	(63)

Other comprehensive income (loss)	22,679	(18,737)	(63)	3,879

Balance, June 30, 2010	$(439,733)	$49,322	$(42,609)	$(433,020)

Six Months Ended June 30, 2009:
Balance, December 31, 2008	$(248,871)	$196,656	$(46,743)	$(98,958)
Cumulative effect of change in accounting principle, adoption of new OTTI guidance in ASC 320	(137,462)			(137,462)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $47,959	(78,512)			(78,512)
Reclassification for net losses included in earnings, net of income tax benefit of $40,275	63,296			63,296
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $44,706	(67,783)			(67,783)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $632	931			931
Net unrealized losses, net of reclassification to earnings of $76,400 and income tax benefit of $31,164		(49,676)		(49,676)

Other comprehensive loss	(82,068)	(49,676)	–	(131,744)

Balance, June 30, 2009	$(468,401)	$146,980	$(46,743)	$(368,164)

8.	INCOME TAXES

The effective rate of the income tax benefit for the second quarter of 2010 was mainly impacted by the proportional decrease of nontaxable items relative to the loss before income taxes. This decreased tax benefit was further reduced primarily by the taxable surrender of certain bank-owned life insurance policies and the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

9.	FAIR VALUE

Fair Value Measurements

Effective January 1, 2010, we adopted ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This new accounting guidance under ASC 820, Fair Value Measurements and Disclosures, was issued by the FASB on January 21, 2010. The additional disclosures required about fair value measurements include, among other things, (1) the amounts and reasons for certain significant transfers among the three hierarchy levels of inputs, (2) the gross, rather than net, basis for certain Level 3 rollforward information, (3) use of a “class” basis rather than a “major category” basis for assets and liabilities, and (4) valuation techniques and inputs used to estimate Level 2 and Level 3 fair value measurements. The following information incorporates these new disclosure requirements except for the Level 3 rollforward information which is not required until the first quarter of 2011.

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

Trust preferred collateralized debt obligations

Substantially all the CDO portfolio is fair valued under Level 3 using an income-based cash flow modeling approach incorporating several methodologies that primarily include internal and third party models. The model used for estimating the fair value of bank and insurance trust preferred CDOs remains the same as disclosed in the Company’s 2009 Annual Report on Form 10-K. Each quarter we seek to identify actual trades of securities in this asset class to determine whether the comparability of the security and the orderliness of the trades makes such reported price suitable for inclusion as or consideration in our fair value estimates in accordance with ASU 2010-06.

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

We have found that for publicly traded deferring banks, the ratio-based approach generally resulted in higher PDs than did the licensed third party proprietary reduced model for banks that subsequently failed. To better project publicly traded bank failures, we utilize the higher of the PDs from our ratio-based approach and those from the licensed third party model for publicly traded deferring banks.

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

For the second quarter of 2010, the Company utilized a discount rate range of LIBOR+3.75% for the highest quality/most over-collateralized tranches and LIBOR+23.8% for the lowest credit quality tranche in order to reflect market level assumptions for structured finance securities. In addition, in order to acknowledge the greater uncertainty in the cash flows of those junior trust preferred CDO tranches that are “PIKing” (capitalizing interest), the Company utilized a discount rate of at least LIBOR+13% using the forward LIBOR curve. These discount rates are in addition to the credit related discounts applied to the cash flows for each tranche. The range of the projected cumulative credit loss of the CDO pools varies extensively across pools and ranges between 8.3% and 58.1%.

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

Auction rate securities

Auction rate securities are fair valued under Level 3 using a market approach based on various market data inputs, including AAA municipal and corporate bond yield curves, credit ratings and leverage of each closed-end fund, and market yields for municipal bonds and commercial paper.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets and liabilities measured at fair value by class on a recurring basis, including one security in 2009 elected under the fair value option, are summarized as follows at June 30, 2010 and 2009 (in thousands):

	June 30, 2010
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$37,596	$1,391,355		$1,428,951
Municipal securities		166,667	$57,755	224,422
Asset-backed securities:
Trust preferred – banks and insurance		1,686	1,311,398	1,313,084
Trust preferred – real estate investment trusts			23,493	23,493
Auction rate			157,078	157,078
Other (including ABS CDOs)		13,015	71,821	84,836
Mutual funds and stock	177,819	6,765		184,584

	215,415	1,579,488	1,621,545	3,416,448
Trading account		85,707		85,707
Other noninterest-bearing investments:
Private equity		4,794	147,612	152,406
Other assets:
Derivatives:
Interest rate related and other		42,073		42,073
Interest rate swaps for customers		83,645		83,645
Foreign currency exchange contracts	6,128			6,128

	6,128	125,718		131,846

	$221,543	$1,795,707	$1,769,157	$3,786,407

LIABILITIES
Securities sold, not yet purchased	$39,796	$41,715		$81,511
Other liabilities:
Derivatives:
Interest rate related and other		3,864		3,864
Interest rate swaps for customers		89,178		89,178
Foreign currency exchange contracts	5,855			5,855

	5,855	93,042		98,897
Other			$470	470

	$45,651	$134,757	$470	$180,878

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2009
	Level 1	Level 2	Level 3		Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury and agencies	$24,528	$1,530,909			$1,555,437
Municipal securities		188,175	$64,658		252,833
Asset-backed securities:
Trust preferred – banks and insurance		1,341	1,534,823		1,536,164
Trust preferred – real estate investment trusts			34,580		34,580
Auction rate			171,252		171,252
Other		23,863	83,466		107,329
Mutual funds and stock	242,516	3,784			246,300

	267,044	1,748,072	1,888,779		3,903,895
Trading account		78,559	49	[1]	78,608
Other noninterest-bearing investments:
Private equity		26,024	155,680		181,704
Other assets:
Derivatives	5,336	208,254			213,590

	$272,380	$2,060,909	$2,044,508		$4,377,797

LIABILITIES
Securities sold, not yet purchased	$8,701	$42,408			$51,109
Other liabilities:
Derivatives	5,070	80,336			85,406
Other			$215		215

	$13,771	$122,744	$215		$136,730

[1]	Elected under fair value option, as discussed subsequently.

Selected additional information regarding key model inputs and assumptions used to fair value certain asset-backed securities by class under Level 2 and Level 3 include the following at June 30, 2010 (dollars in thousands):

	Fair value at June 30, 2010		Valuation approach	Constant default rate (“CDR”)		Loss severity	Prepayment rate
Asset-backed securities:
Trust preferred – banks	$1,103,667		Income	Pool specific	[3]	100%	0% for 5 years; 2% for years 6 to maturity
Trust preferred – insurance	377,393		Income	Pool specific	[4]	100%	6.5% per year
Trust preferred – individual	21,834		Market

	1,502,894	[1]
Trust preferred – real estate investment trusts	23,493		Income	Pool specific	[5]	10-100%	0% per year
Other (including ABS CDOs)	102,622	[2]	Income	Collateral specific	[6]	17-100%	Collateral weighted average life

[1]	Includes $1,313.1 million of AFS securities and $189.8 million of HTM securities.
[2]	Includes $84.8 million of AFS securities and $17.8 million of HTM securities.
[3]	CDR ranges: yr 1 – 0.61% to 22.9%; yrs 2-5 – 0.15% to 1.66%; yrs 6 to maturity – 0.03% to 0.32%.
[4]	CDR ranges: yr 1 – 0.49% to 1.41%; yrs 2-5 – 0.52% to 0.85%; yrs 6 to maturity – 0.10% to 0.18%.
[5]	CDR ranges: yr 1 – 2.4% to 8.3%; yrs 2-3 – 2.9% to 6.0%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.
[6]	These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.

ZIONS BANCORPORATION AND SUBSIDIARIES

In the discussion of our investment portfolio below, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could indicate an increased level of risk for us.

The following presents the percentage of total fair value of bank trust preferred CDOs by vintage year (origination date) according to original rating (dollars in thousands):

	Fair value at June 30, 2010				Percentage of total fair value by vintage
Vintage year		Percentage of total fair value
		AAA	A	BBB

2001	$123,314	10.2%	0.9%	0.0%	11.1%
2002	258,702	20.4%	3.0%	0.0%	23.4%
2003	406,409	28.2%	8.0%	0.7%	36.9%
2004	189,868	7.0%	10.2%	0.0%	17.2%
2005	17,328	1.0%	0.5%	0.1%	1.6%
2006	61,687	3.0%	2.2%	0.4%	5.6%
2007	46,359	4.2%	0.0%	0.0%	4.2%

	$1,103,667	74.0%	24.8%	1.2%	100.0%

The following reconciles the beginning and ending balances of assets and liabilities for the three and six months ended June 30, 2010 and 2009 that are measured at fair value by class on a recurring basis using Level 3 inputs (in thousands):

	Level 3 Instruments
	Three Months Ended June 30, 2010
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Other liabilities

Balance at April 1, 2010	$63,206	$1,351,269	$23,854	$156,795	$57,373	$161,884	$(553)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income						2,930
Equity securities losses, net						(1,502)
Fixed income securities gains, net	404	71		38
Net impairment losses on investment securities		(14,634)	(1,643)		(1,842)
Other noninterest expense							83
Other comprehensive income (loss)	(361)	(21,846)	1,282	190	19,172
Purchases, sales, issuances, and settlements, net	(5,494)	(3,462)		55	(2,882)	(15,700)

Balance at June 30, 2010	$57,755	$1,311,398	$23,493	$157,078	$71,821	$147,612	$(470)

	Level 3 Instruments
	Six Months Ended June 30, 2010
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Other liabilities

Balance at January 1, 2010	$64,314	$1,359,444	$24,018	$159,440	$62,430	$158,941	$(522)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income						5,284
Equity securities losses, net						(4,667)
Fixed income securities gains, net	433	658		265	355
Net impairment losses on investment securities		(41,860)	(3,725)		(3,786)
Other noninterest expense							52
Other comprehensive income (loss)	(463)	(1,960)	3,150	963	24,723
Purchases, sales, issuances, and settlements, net	(6,529)	(4,884)	50	(3,590)	(11,901)	(11,946)

Balance at June 30, 2010	$57,755	$1,311,398	$23,493	$157,078	$71,821	$147,612	$(470)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended June 30, 2009
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Trading account[1]	Private equity investments	Other liabilities

Balance at April 1, 2009	$68,641	$897,650	$21,019	$177,880	$65,293	$49	$150,504	$(136)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income (loss)							(1,631)
Fixed income securities gains (losses), net				247
Net impairment losses on investment securities		(3,030)	(18,351)
Valuation losses on securities purchased	(2,793)			(2,733)	(1,774)
Other noninterest expense								(79)
Other comprehensive income (loss)	90	113,772	16,579	(658)	3,057
Fair value of HTM securities transferred to AFS		529,268	15,280		12,464
Purchases, sales, issuances, and settlements, net	(1,280)	(2,837)	53	(3,484)	4,426		6,807

Balance at June 30, 2009	$64,658	$1,534,823	$34,580	$171,252	$83,466	$49	$155,680	$(215)

	Level 3 Instruments
	Six Months Ended June 30, 2009
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Trading account[1]	Private equity investments	Other liabilities

Balance at January 1, 2009	$–	$659,253	$23,897	$1,710	$65,557	$956	$143,511	$(527)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income (loss)							(1,720)
Fair value and nonhedge derivative income (loss)						(907)
Equity securities gains, net							109
Fixed income securities gains (losses), net				247
Net impairment losses on investment securities		(9,593)	(67,266)		(927)
Valuation losses on securities purchased	(6,977)	(172,729)	(8,945)	(17,265)	(1,774)
Other noninterest expense								312
Other comprehensive income (loss)	89	(14,745)	46,561	(659)	3,067
Fair value of HTM securities transferred to AFS		565,282	15,280		15,674
Purchases, sales, issuances, and settlements, net	68,271	507,355	25,053	182,039	1,869		13,780
Net transfers in (out)	3,275			5,180

Balance at June 30, 2009	$64,658	$1,534,823	$34,580	$171,252	$83,466	$49	$155,680	$(215)

[1]	Elected under fair value option, as discussed subsequently.

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividends and other investment income	$1,290	$–	$2,194	$248
Equity securities gains, net	1,157	–	905	–
Fixed income securities gains, net	513	247	1,711	247
Net impairment losses on investment securities sold	–	(18,351)	–	(67,015)

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets with fair value changes during the periods indicated that are measured at fair value by class on a nonrecurring basis are summarized as follows (in thousands):

					Gains (losses) from fair value changes
	Fair value at June 30, 2010				Three months ended	Six months ended
	Level 1	Level 2	Level 3	Total	June 30, 2010
ASSETS
HTM securities adjusted for OTTI			$3,657	$3,657	$(139)	$(151)
Loans held for sale		$20,228		20,228	–	–
Impaired loans			287,570	287,570	(21,498)	(93,145)
Other real estate owned		144,146		144,146	(51,333)	(81,307)

	$–	$164,374	$291,227	$455,601	$(72,970)	$(174,603)

					Gains (losses) from fair value changes
	Fair value at June 30, 2009				Three months ended	Six months ended
	Level 1	Level 2	Level 3	Total	June 30, 2009
ASSETS
HTM securities adjusted for OTTI			$4,179	$4,179	$(806)	$(1,761)
Loans held for sale		$17,614		17,614	–	60
Impaired loans			280,346	280,346	(47,930)	(113,142)
Other real estate owned		78,965		78,965	(22,027)	(40,209)

	$–	$96,579	$284,525	$381,104	$(70,763)	$(155,052)

Loans held for sale relate to loans purchased under the Small Business Administration 7(a) program. They are fair valued under Level 2 based on quotes of comparable instruments.

Impaired loans are fair valued under Level 3 based on the fair value of the collateral for loans that are collateral-dependent, or the present value of future cash flows for loans not collateral-dependent.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Fair Value of Certain Financial Instruments

Following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	June 30, 2010		June 30, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
HTM investment securities	$852,606	$802,370	$937,942	$891,186
Loans and leases (including loans held for sale), net of allowance	36,628,561	36,328,746	40,311,469	40,034,915

Financial liabilities:
Time deposits	4,664,845	4,718,138	7,301,118	7,409,674
Foreign deposits	1,683,925	1,684,090	1,974,583	1,975,730
FHLB advances and other borrowings	234,147	239,873	67,053	68,038
Long-term debt	1,903,605	2,355,809	1,885,913	2,097,307

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

10.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The following are guarantees issued by the Company (in thousands):

	June 30, 2010	December 31, 2009	June 30, 2009
Standby letters of credit:
Financial	$1,000,033	$1,071,851	$1,197,138
Performance	207,838	182,423	207,838

	$1,207,871	$1,254,274	$1,404,976

The Company’s 2009 Annual Report on Form 10-K contains further information about these letters of credit including their terms and collateral requirements. At June 30, 2010, the Company had recorded approximately $15.2 million as a liability for these guarantees, which consisted of $9.7 million attributable to the reserve for unfunded lending commitments and $5.5 million of deferred commitment fees.

As of June 30, 2010, the Parent has guaranteed approximately $300.1 million of debt of affiliated trusts issuing trust preferred securities.

11.	RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans (in thousands):

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
	Three Months Ended June 30,						Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$53	$76	$–	$–	$9	$9	$106	$153	$–	$–	$18	$17
Interest cost	2,162	2,216	147	165	16	16	4,323	4,431	318	330	26	32
Expected return on plan assets	(2,053)	(1,765)					(4,106)	(3,531)
Amortization of prior service cost (credit)			31	31	(61)	(61)			62	62	(122)	(122)
Settlement loss									13
Amortization of net actuarial (gain) loss	1,488	1,642	(2)	(7)	(37)	(49)	2,976	3,284	18	(14)	(74)	(98)

Net periodic benefit cost (credit)	$1,650	$2,169	$176	$189	$(73)	$(85)	$3,299	$4,337	$411	$378	$(152)	$(171)

As disclosed in the Company’s 2009 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

12.	OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of June 30, 2010, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 106 branches in Utah and 27 branches in Idaho. CB&T operates 106 branches in California. Amegy operates 84 branches in Texas. NBA operates 75 branches in Arizona. NSB operates 55 branches in Nevada. Vectra operates 37 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, Zions Bank, CB&T, Amegy, NBA, Vectra, and TCBW each operate a foreign branch in the Grand Cayman Islands.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2010 and 2009:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

CONDENSED INCOME STATEMENT
Net interest income	$186.0	$173.1	$119.3	$112.1	$98.8	$94.2	$44.6	$43.4	$33.9	$36.3
Provision for loan losses	90.5	221.8	40.6	57.6	46.4	168.0	4.8	147.1	34.3	151.0

Net interest income after provision for loan losses	95.5	(48.7)	78.7	54.5	52.4	(73.8)	39.8	(103.7)	(0.4)	(114.7)
Net impairment losses on investment securities	–	(5.8)	–	(6.9)	–	–	–	–	–	(0.4)
Valuation losses on securities purchased	–	(11.7)	–	–	–	–	–	–	–	–
Gain on subordinated debt modification	–	–	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	–	6.5	–	–	–	–	–	16.5
Other noninterest income	40.9	32.5	25.5	47.7	37.1	34.9	8.3	12.9	10.4	16.9
Noninterest expense	145.8	138.8	81.5	71.4	78.6	78.9	47.8	44.2	39.5	43.8

Income (loss) before income taxes	(9.4)	(172.5)	22.7	30.4	10.9	(117.8)	0.3	(135.0)	(29.5)	(125.5)
Income tax expense (benefit)	(11.5)	(65.6)	8.4	11.6	2.6	(41.8)	0.1	(53.4)	(10.4)	(44.0)

Net income (loss)	2.1	(106.9)	14.3	18.8	8.3	(76.0)	0.2	(81.6)	(19.1)	(81.5)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	2.1	(106.9)	14.3	18.8	8.3	(76.0)	0.2	(81.6)	(19.1)	(81.5)
Preferred stock dividends	–	–	–	–	–	(1.0)	–	–	–	–
Preferred stock redemption	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$2.1	$(106.9)	$14.3	$18.8	$8.3	$(77.0)	$0.2	$(81.6)	$(19.1)	$(81.5)

AVERAGE BALANCE SHEET DATA
Total assets	$18,598	$20,854	$11,084	$10,679	$11,769	$11,658	$4,434	$4,865	$4,070	$4,295
Total securities	1,847	1,982	310	681	591	676	223	199	348	233
Net loans and leases	13,618	14,475	8,588	8,562	7,920	8,832	3,379	3,945	2,586	3,229
Allowance for loan losses	382	246	243	135	407	170	182	147	291	133
Goodwill, core deposit and other intangibles	20	20	393	389	681	695	17	20	9	12
Noninterest-bearing demand deposits	2,591	2,248	3,152	2,667	4,470	3,156	1,101	945	1,203	1,026
Total deposits	14,313	16,210	9,698	8,524	9,288	9,096	3,698	3,962	3,452	3,721
Shareholder’s equity:
Preferred equity	480	250	262	159	487	80	305	430	360	312
Common equity	1,286	1,036	1,143	1,153	1,447	1,426	323	315	253	231
Noncontrolling interests	(1)	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,765	1,287	1,405	1,312	1,934	1,506	628	745	613	543

	Vectra		TCBW		Other		Consolidated Company
	2010	2009	2010	2009	2010	2009	2010	2009

CONDENSED INCOME STATEMENT
Net interest income	$27.1	$26.8	$7.6	$8.1	$(104.0)	$(0.3)	$413.3	$493.7
Provision for loan losses	8.3	12.1	3.8	5.0	(0.1)	0.1	228.6	762.7

Net interest income after provision for loan losses	18.8	14.7	3.8	3.1	(103.9)	(0.4)	184.7	(269.0)
Net impairment losses on investment securities	(0.7)	(0.1)	–	–	(17.4)	(28.7)	(18.1)	(41.9)
Valuation losses on securities purchased	–	–	–	–	–	–	–	(11.7)
Gain on subordinated debt modification	–	–	–	–	–	493.7	–	493.7
Acquisition related gains	–	–	–	–	–	–	–	23.0
Other noninterest income	7.3	8.4	0.6	2.6	(2.6)	(6.3)	127.5	149.6
Noninterest expense	24.0	26.5	4.6	3.9	8.6	12.0	430.4	419.5

Income (loss) before income taxes	1.4	(3.5)	(0.2)	1.8	(132.5)	446.3	(136.3)	(75.8)
Income tax expense (benefit)	0.2	(1.6)	(0.1)	0.6	(12.2)	170.4	(22.9)	(23.8)

Net income (loss)	1.2	(1.9)	(0.1)	1.2	(120.3)	275.9	(113.4)	(52.0)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(0.4)	(1.2)	(0.4)	(1.2)

Net income (loss) applicable to controlling interest	1.2	(1.9)	(0.1)	1.2	(119.9)	277.1	(113.0)	(50.8)
Preferred stock dividends	–	(0.1)	–	–	(25.3)	(24.3)	(25.3)	(25.4)
Preferred stock redemption	–	–	–	–	3.1	52.4	3.1	52.4

Net earnings (loss) applicable to common shareholders	$1.2	$(2.0)	$(0.1)	$1.2	$(142.1)	$305.2	$(135.2)	$(23.8)

AVERAGE BALANCE SHEET DATA
Total assets	$2,330	$2,515	$813	$809	$(1,228)	$(1,606)	$51,870	$54,069
Total securities	294	256	158	190	554	690	4,325	4,907
Net loans and leases	1,883	2,046	575	586	62	123	38,611	41,798
Allowance for loan losses	74	35	14	11	2	–	1,595	876
Goodwill, core deposit and other intangibles	–	–	–	–	(1)	6	1,119	1,143
Noninterest-bearing demand deposits	610	472	227	188	(35)	(7)	13,319	10,696
Total deposits	1,935	2,016	613	579	(767)	(1,150)	42,230	42,959
Shareholder’s equity:
Preferred equity	71	10	15	–	(355)	347	1,625	1,588
Common equity	195	172	70	77	(346)	(393)	4,371	4,018
Noncontrolling interests	–	–	–	–	17	24	16	25
Total shareholder’s equity	266	182	85	77	(684)	(22)	6,012	5,631

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2010 and 2009:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

CONDENSED INCOME STATEMENT
Net interest income	$366.3	$327.4	$232.7	$224.7	$199.2	$186.6	$89.8	$90.5	$70.0	$70.3
Provision for loan losses	177.6	286.8	82.5	92.4	97.2	213.5	26.0	199.0	87.0	240.3

Net interest income after provision for loan losses	188.7	40.6	150.2	132.3	102.0	(26.9)	63.8	(108.5)	(17.0)	(170.0)
Net impairment losses on investment securities	–	(8.3)	–	(16.8)	–	–	–	–	–	(1.4)
Loss on sale of investment securities to Parent	(54.8)	–	–	–	–	–	–	–	–	–
Valuation losses on securities purchased	–	(203.0)	–	–	–	(7.5)	–	–	–	–
Gain on subordinated debt exchange	–	–	–	–	–	–	–	–	–	–
Gain on subordinated debt modification	–	–	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	–	6.5	–	–	–	–	–	16.5
Other noninterest income	85.1	100.0	51.8	71.2	72.4	76.4	15.8	27.4	19.8	28.1
Noninterest expense	275.1	257.6	156.8	135.5	153.4	153.8	87.5	86.4	76.0	82.6
Impairment loss on goodwill	–	–	–	–	–	633.3	–	–	–	–

Income (loss) before income taxes	(56.1)	(328.3)	45.2	57.7	21.0	(745.1)	(7.9)	(167.5)	(73.2)	(209.4)
Income tax expense (benefit)	(8.5)	(128.5)	21.0	21.9	4.9	(41.4)	(3.1)	(66.3)	(25.8)	(73.4)

Net income (loss)	(47.6)	(199.8)	24.2	35.8	16.1	(703.7)	(4.8)	(101.2)	(47.4)	(136.0)
Net income (loss) applicable to noncontrolling interests	0.1	–	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	(47.7)	(199.8)	24.2	35.8	16.1	(703.7)	(4.8)	(101.2)	(47.4)	(136.0)
Preferred stock dividends	–	–	–	(0.9)	–	(1.5)	–	–	–	–
Preferred stock redemption	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$(47.7)	$(199.8)	$24.2	$34.9	$16.1	$(705.2)	$(4.8)	$(101.2)	$(47.4)	$(136.0)

AVERAGE BALANCE SHEET DATA
Total assets	$18,705	$20,942	$11,064	$10,626	$11,603	$11,999	$4,439	$4,857	$4,087	$4,200
Total securities	1,896	1,835	301	697	593	659	214	200	346	204
Net loans and leases	13,717	14,503	8,708	8,406	8,075	8,905	3,452	4,000	2,644	3,215
Allowance for loan losses	372	233	235	127	402	149	189	135	292	110
Goodwill, core deposit and other intangibles	20	20	394	394	682	1,008	17	21	9	10
Noninterest-bearing demand deposits	2,508	2,178	3,096	2,584	4,287	3,013	1,072	918	1,170	973
Total deposits	14,140	16,289	9,693	8,453	9,192	8,956	3,705	3,940	3,458	3,635
Shareholder’s equity:
Preferred equity	470	250	262	158	439	80	354	430	360	290
Common equity	1,289	1,047	1,139	1,130	1,443	1,737	278	335	268	246
Noncontrolling interests	–	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,759	1,298	1,401	1,288	1,882	1,817	632	765	628	536

	Vectra		TCBW		Other		Consolidated Company
	2010	2009	2010	2009	2010	2009	2010	2009

CONDENSED INCOME STATEMENT
Net interest income	$54.4	$50.3	$15.0	$16.4	$(158.8)	$2.3	$868.6	$968.5
Provision for loan losses	17.2	21.0	6.7	7.2	–	0.1	494.2	1,060.3

Net interest income after provision for loan losses	37.2	29.3	8.3	9.2	(158.8)	2.2	374.4	(91.8)
Net impairment losses on investment securities	(0.9)	(2.0)	–	–	(48.4)	(96.1)	(49.3)	(124.6)
Loss on sale of investment securities to Parent	–	–	–	–	54.8	–	–	–
Valuation losses on securities purchased	–	–	–	–	–	(1.6)	–	(212.1)
Gain on subordinated debt exchange	–	–	–	–	14.5	–	14.5
Gain on subordinated debt modification	–	–	–	–	–	493.7	–	493.7
Acquisition related gains	–	–	–	–	–	–	–	23.0
Other noninterest income	16.0	15.2	1.1	3.7	(10.2)	(34.5)	251.8	287.5
Noninterest expense	45.7	49.0	8.8	8.3	16.1	22.5	819.4	795.7
Impairment loss on goodwill	–	–	–	–	–	0.7	–	634.0

Income (loss) before income taxes	6.6	(6.5)	0.6	4.6	(164.2)	340.5	(228.0)	(1,054.0)
Income tax expense (benefit)	6.4	(3.0)	0.1	1.5	(46.5)	113.7	(51.5)	(175.5)

Net income (loss)	0.2	(3.5)	0.5	3.1	(117.7)	226.8	(176.5)	(878.5)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(3.4)	(1.7)	(3.3)	(1.7)

Net income (loss) applicable to controlling interest	0.2	(3.5)	0.5	3.1	(114.3)	228.5	(173.2)	(876.8)
Preferred stock dividends	–	(0.1)	–	–	(51.6)	(49.2)	(51.6)	(51.7)
Preferred stock redemption	–	–	–	–	3.1	52.4	3.1	52.4

Net earnings (loss) applicable to common shareholders	$0.2	$(3.6)	$0.5	$3.1	$(162.8)	$231.7	$(221.7)	$(876.1)

AVERAGE BALANCE SHEET DATA
Total assets	$2,370	$2,570	$819	$822	$(1,375)	$(1,285)	$51,712	$54,731
Total securities	296	259	162	193	519	651	4,327	4,698
Net loans and leases	1,903	2,048	575	588	63	125	39,137	41,790
Allowance for loan losses	74	32	14	9	2	1	1,580	796
Goodwill, core deposit and other intangibles	–	–	–	–	1	7	1,123	1,460
Noninterest-bearing demand deposits	615	459	217	190	(31)	(12)	12,934	10,303
Total deposits	1,964	2,056	615	576	(729)	(1,359)	42,038	42,546
Shareholder’s equity:
Preferred equity	68	10	15	–	(401)	368	1,567	1,586
Common equity	198	181	70	76	(384)	(279)	4,301	4,473
Noncontrolling interests	–	–	–	–	16	25	16	26
Total shareholder’s equity	266	191	85	76	(769)	114	5,884	6,085

ZIONS BANCORPORATION AND SUBSIDIARIES

13.	SUBSEQUENT EVENT

As disclosed in a Form 8-K filing on July 29, 2010, we have entered into a total return swap and related interest rate swaps (“TRS”) with Deutsche Bank AG relating to a portfolio of $1.16 billion notional amount of our bank and insurance trust preferred CDOs. As a result of the TRS, Deutsche Bank will assume all of the credit risk of this CDO portfolio, providing timely payment of all scheduled payments of interest and principal when contractually due to the Company (without regard to acceleration or deferral events). We can cancel the TRS quarterly after the first year and remove individual securities on or after the end of the sixth year. Additionally, with the consent of Deutsche Bank, we can transfer the TRS to a third party in part or in whole. Deutsche Bank cannot cancel the TRS except in the event of nonperformance by the Company and under certain other circumstances customary to ISDA swap agreements.

This transfer of credit risk is expected to reduce the Company’s regulatory capital risk weighting for these investments. The underlying securities were originally rated primarily A and BBB and currently carry some of the highest risk-weightings of the securities in the Company’s portfolio. As a result, the transaction is expected to reduce regulatory risk-weighted assets and improve the Company’s risk-based capital ratios.

This transaction does not qualify for hedge accounting and will not change the accounting for the underlying securities, including the quarterly analysis of OTTI and OCI. Further, we will not recognize any gain or loss on the securities as a result of entering into the TRS.

Both the fair value of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. Absent major changes in these projected cash flows, we do not expect the value of the TRS to change significantly from what is expected to be a negative initial valuation. The negative initial valuation is expected to be approximately $23 million, which is equal to the costs to the Company under the TRS during the first year (that is, during the period that we are unable to cancel the transaction).

Including the $23 million and structuring costs of $12 million for the transaction, we expect to incur $35 million of costs in the first year of the transaction.

After the first year of the transaction, we expect to incur subsequent net quarterly costs of approximately $5.3 million as long as the TRS remains in place for this CDO portfolio. The payments under the transaction generally include or arise from (1) payments by Deutsche Bank to the Company of all scheduled payments of interest and principal when contractually due to the Company, and payment by the Company to Deutsche Bank of a fixed quarterly or semiannual guarantee fee based on the notional amount of the CDO portfolio in the transaction; (2) an interest rate swap pursuant to which Deutsche Bank pays the Company a fixed interest rate and the Company pays to Deutsche Bank a floating interest rate (generally three month LIBOR) on the notional amount of the CDO portfolio in the transaction; and (3) a third swap between the Company and Deutsche Bank included in the transaction in order to hedge each party’s exposure to change in interests rates over the life of the transaction. In addition, under the terms of the transaction, payments from the CDOs will continue to be made to the Company and retained by the Company; this recovery amount, plus assumed reinvestment earnings at an imputed interest rate, generally three month LIBOR, will offset principal payments that Deutsche Bank would otherwise be required to make.

ZIONS BANCORPORATION AND SUBSIDIARIES

The cost information provided above represents the Company’s estimate of the net effect of these various payments. Payments under the third swap begin on the second payment date of each covered security. If the forward interest rates projected in mid-July occur, no net payment will be due by either party under this third swap. If rates increase more than projected, the payment will be to the Company from Deutsche Bank and if less than projected the payment will be the reverse. The Company’s costs are also subject to adjustment in the event of future changes in regulatory requirements applicable to Deutsche Bank, if we do not then elect to terminate the transaction. Should such cost increases occur in the first year, we may cancel the transaction with no payment due beyond the liability already incurred. Termination by the Company for such regulatory changes applicable to Deutsche Bank after year one will result in no payment by the Company.

At the end of every quarter, we expect to complete a valuation process, which is expected to result in a Level 3 fair valuation for the TRS. The process is expected to utilize valuation inputs from two sources:

1)	The Company will build on its fair valuation process for the underlying CDO portfolio and utilize those same projected cash flows to quantify the extent and timing of payments to be received from the Trustee related to each CDO and in aggregate. These cash flows, plus assumed reinvestment earnings constitute a recovery amount, the extent of which will offset Deutsche Bank’s required principal payments. The internal valuation is expected to utilize the Company’s estimate of each of the cash flows to/from each leg of the derivative and from each covered CDO through maturity and also through the first date on which we may terminate. For valuation purposes, we will assume that a market participant would cancel the TRS at the first opportunity if the TRS did not have a positive value based on the best estimates of cash flows through maturity. Consequently the fair value would be expected to be approximately the amount of required payments up to the earliest termination date.

2)	A valuation from market participants, if any or as applicable, which may constitute an observable input from a market participant in possession of all relevant terms and costs of the TRS structure.

We will need to consider the observable input or inputs from market participants as well as the result of our internal model in determining the fair value of the TRS each quarter.

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

•	The impact of the financial reform bill, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, and rules and regulations thereunder.

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	demand for financial services in the Company’s market areas;

•	inflation and deflation;

•	technological changes and the Company’s implementation of new technologies;

•	the Company’s ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and

•	increased costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

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

RESULTS OF OPERATIONS

The Company reported a net loss applicable to common shareholders of $135.2 million or $0.84 per diluted share for the second quarter of 2010 compared to a net loss applicable to common shareholders of $23.8 million or $0.21 per diluted share for the second quarter of 2009. The declined result is primarily due to a $493.7 million decrease in gain from subordinated debt modification, a $49.3 million decrease in preferred stock redemption, a $42.1 million decrease in interest and fees on loans, a $26.4 million increase in total interest expense, a $23.0 million decrease in acquisition related gains, a $21.9 million decrease in fair value and nonhedge derivative income, an $18.7 million increase in other real estate expense, and an $11.8 million increase in other expenses, partially offset by a $534.0 million decrease in provision for loan losses, a $23.9 million reduction in net impairment losses on investment securities, a $15.9 million decline in FDIC premiums, a $11.7 million decrease in valuation losses on securities purchased, and a $7.4 million decrease in provision for unfunded lending commitments.

Net loss applicable to common shareholders for the first six months of 2010 was $221.7 million, or $1.42 per diluted share, compared to net loss applicable to common shareholders of $876.1 million, or $7.62 per diluted share for the first six months of 2009. The improved result reflects a $566.1 million decrease in the provision for loan losses, a $212.1 million decrease in valuation losses on purchased securities, a $75.3 million decrease in the net impairment on investment securities, a $29.4 million decrease in provision for unfunded lending commitments, a $14.5 million gain on subordinated debt exchange, and a $13.7 million decrease in total interest expense, partially offset by a $493.7 million decrease in gain on subordinated debt modification, a $124.0 million decline in income tax benefit, a $113.5 million decrease in total interest income, a $49.3 million decrease in preferred stock redemption, a $33.0 million increase in other real estate expense, a $23.7 million decline in fair value and nonhedge derivative income, a $23.0 million reduction in acquisition related gains, and a $22.4 million increase in other expenses.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on interest-bearing assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income for the second quarter of 2010 decreased by 16.1% to $419.0 million compared with $499.4 million for the comparable period of 2009. This decline reflects the impact of multiple factors, including lower balances of interest-earning assets, and lower rates at which the assets earn interest, higher nonperforming assets, higher discount amortization, and higher accelerated discount amortization on convertible subordinated debt, partially offset by lower balances of and lower interest rates paid on interest bearing deposits. Lower earning assets resulted from classification of loans as nonaccrual, continued charge-offs, and pay-downs in a period of continued weak demand for new loans.

By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities significantly impact net interest income. During the first six months of 2010, the Company’s liquidity improved due to the fact that customer deposits increased while loan balances decreased. See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and associated risk.

ZIONS BANCORPORATION AND SUBSIDIARIES

A gauge that we use to measure the Company’s success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 3.58% for the second quarter of 2010, compared to 4.03% for the first quarter of 2010 and 4.10% for the second quarter of 2009. The decrease for the second quarter of 2010 compared to the first quarter of 2010 was driven primarily by the accelerated amortization of approximately $60.5 million (pretax), or 52 basis points, of discount related to convertible subordinated debt. Its impact was partially offset by increased interest income resulting from accretion on acquired loans based on increased projected cash flows. The net interest margin decrease for the second quarter 2010 compared to the second quarter of 2009 was primarily due to lower balances of and lower interest rates earned on interest earning assets, increased discount amortization related to convertible subordinated debt, and the accelerated amortization of approximately $60.5 million (pretax) of discount related to the conversion of convertible subordinated debt to preferred stock. The effect of these changes was partially offset by increased low cost deposit funding.

The Company believes that the core net interest margin is more reflective of its performance than the net interest margin. The core net interest margin is calculated by excluding the impact of discount amortization on convertible subordinated debt, accelerated discount amortization on convertible subordinated debt, and additional second quarter accretion of interest income on acquired loans from the net interest margin. The core net interest margin was 4.26% and 4.14% for the first and second quarters of 2010, respectively, and 4.09% for second quarter of 2009.

The spread on average interest-bearing funds for the second quarter of 2010 was 2.89%, which decreased from 3.57% for the first quarter of 2010 and from 3.73% for the second quarter of 2009. The spread on average interest-bearing funds for the second quarter of 2010 was affected by the same factors that had an impact on the net interest margin.

The net interest margin will continue to be adversely affected in future quarters due to the level of nonperforming assets and the amortization of debt discounts related to the debt modification transactions that occurred in 2009. These transactions resulted in a discount on the modified convertible subordinated debt, which as of June 30, 2010 was $515.1 million. This discount is 51% of the total $1,008.8 million of outstanding convertible subordinated notes and will be amortized as interest expense over the remaining life of the debt using the interest method. If debt holders exercise their options to convert debt to preferred stock in future periods, the amortization of the discount will be accelerated at the time of conversion.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$3,853,275	$2,601	0.27%	$1,944,332	$1,543	0.32%
Securities:
Held-to-maturity	888,466	14,093	6.36%	1,491,322	18,284	4.92%
Available-for-sale	3,364,126	22,433	2.67%	3,336,239	29,717	3.57%
Trading account	72,322	657	3.64%	79,554	823	4.15%

Total securities	4,324,914	37,183	3.45%	4,907,115	48,824	3.99%

Loans held for sale	166,612	1,937	4.66%	256,253	3,082	4.82%
Loans:
Net loans and leases excluding FDIC-supported loans [2]	37,345,580	521,087	5.60%	40,991,516	579,070	5.67%
FDIC-supported loans	1,265,319	26,537	8.41%	806,154	10,921	5.43%

Total loans and leases	38,610,899	547,624	5.69%	41,797,670	589,991	5.66%

Total interest-earning assets	46,955,700	589,345	5.03%	48,905,370	643,440	5.28%

Cash and due from banks	1,444,343			1,236,641
Allowance for loan losses	(1,594,814)			(876,064)
Goodwill	1,015,161			1,017,382
Core deposit and other intangibles	104,083			125,768
Other assets	3,945,496			3,659,882

Total assets	$51,869,969			$54,068,979

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$6,026,526	5,230	0.35%	$4,931,024	5,292	0.43%
Money market	16,292,870	28,894	0.71%	17,787,662	59,657	1.35%
Time under $100,000	2,247,255	7,643	1.36%	2,942,319	19,254	2.62%
Time $100,000 and over	2,590,056	8,376	1.30%	4,628,867	28,475	2.47%
Foreign	1,754,944	2,610	0.60%	1,972,503	4,848	0.99%

Total interest-bearing deposits	28,911,651	52,753	0.73%	32,262,375	117,526	1.46%

Borrowed funds:
Securities sold, not yet purchased	41,473	511	4.94%	47,804	637	5.34%
Federal funds purchased and security repurchase agreements	871,441	311	0.14%	2,047,532	1,591	0.31%
FHLB advances and other borrowings:
One year or less	205,373	2,664	5.20%	153,549	1,433	3.74%
Over one year	15,611	194	4.98%	35,777	476	5.34%
Long-term debt	1,963,082	113,959	23.28%	2,714,211	22,345	3.30%

Total borrowed funds	3,096,980	117,639	15.24%	4,998,873	26,482	2.12%

Total interest-bearing liabilities	32,008,631	170,392	2.14%	37,261,248	144,008	1.55%

Noninterest-bearing deposits	13,318,836			10,696,423
Other liabilities	530,457			480,256

Total liabilities	45,857,924			48,437,927
Shareholders’ equity:
Preferred equity	1,624,856			1,587,752
Common equity	4,371,255			4,018,032

Controlling interest shareholders’ equity	5,996,111			5,605,784
Noncontrolling interests	15,934			25,268

Total shareholders’ equity	6,012,045			5,631,052

Total liabilities and shareholders’ equity	$51,869,969			$54,068,979

Spread on average interest-bearing funds			2.89%			3.73%
Taxable-equivalent net interest income and net yield on interest-earning assets		$418,953	3.58%		$499,432	4.10%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$3,044,720	$4,040	0.27%	$2,450,206	$4,919	0.40%
Securities:
Held-to-maturity	893,996	24,914	5.62%	1,638,154	46,830	5.76%
Available-for-sale	3,371,487	46,052	2.75%	2,991,697	54,002	3.64%
Trading account	61,884	1,132	3.69%	67,895	1,394	4.14%

Total securities	4,327,367	72,098	3.36%	4,697,746	102,226	4.39%

Loans held for sale	172,987	4,300	5.01%	250,502	5,838	4.70%
Loans:
Net loans and leases excluding FDIC-supported loans [2]	37,807,534	1,048,984	5.60%	41,186,589	1,158,090	5.67%
FDIC-supported loans	1,329,192	45,739	6.94%	602,912	17,964	6.01%

Total loans and leases	39,136,726	1,094,723	5.64%	41,789,501	1,176,054	5.68%

Total interest-earning assets	46,681,800	1,175,161	5.08%	49,187,955	1,289,037	5.28%

Cash and due from banks	1,362,632			1,300,204
Allowance for loan losses	(1,580,057)			(795,799)
Goodwill	1,015,161			1,334,043
Core deposit and other intangibles	107,400			126,261
Other assets	4,124,812			3,577,988

Total assets	$51,711,748			$54,730,652

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$5,935,037	10,390	0.35%	$4,731,171	11,091	0.47%
Money market	16,403,463	60,123	0.74%	17,635,109	128,411	1.47%
Time under $100,000	2,306,123	16,023	1.40%	3,022,642	41,047	2.74%
Time $100,000 and over	2,749,800	17,193	1.26%	4,690,816	61,961	2.66%
Foreign	1,709,415	5,100	0.60%	2,163,338	12,248	1.14%

Total interest-bearing deposits	29,103,838	108,829	0.75%	32,243,076	254,758	1.59%

Borrowed funds:
Securities sold, not yet purchased	45,834	1,042	4.58%	40,676	1,076	5.33%
Federal funds purchased and security repurchase agreements	1,003,843	867	0.17%	2,189,813	3,441	0.32%
FHLB advances and other borrowings:
One year or less	178,935	4,644	5.23%	543,852	5,164	1.91%
Over one year	15,652	390	5.02%	81,605	2,279	5.63%
Long-term debt	1,995,815	179,455	18.13%	2,687,095	42,217	3.17%

Total borrowed funds	3,240,079	186,398	11.60%	5,543,041	54,177	1.97%

Total interest-bearing liabilities	32,343,917	295,227	1.84%	37,786,117	308,935	1.65%

Noninterest-bearing deposits	12,933,778			10,302,943
Other liabilities	550,133			556,411

Total liabilities	45,827,828			48,645,471
Shareholders’ equity:
Preferred equity	1,567,346			1,585,717
Common equity	4,300,531			4,472,977

Controlling interest shareholders’ equity	5,867,877			6,058,694
Noncontrolling interests	16,043			26,487

Total shareholders’ equity	5,883,920			6,085,181

Total liabilities and shareholders’ equity	$51,711,748			$54,730,652

Spread on average interest-bearing funds			3.24%			3.63%
Taxable-equivalent net interest income and net yield on interest-earning assets		$879,934	3.80%		$980,102	4.02%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based upon the inherent risks associated with such commitments. The reserve for unfunded lending commitments is separately included with other liabilities in the balance sheet. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various portfolios, the levels of actual charge-offs, and statistical trends and other economic factors. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowance for loan and lease losses and the reserve for unfunded lending commitments.

The provision for loan losses for the second quarter of 2010 was $228.7 million compared to $762.7 million for the same period in 2009, and is 13.9% lower than the first quarter 2010 provision of $265.6 million. The decrease in the provision reflected an improvement in the credit quality metrics of the loan portfolio.

Net loan and lease charge-offs decreased to $255.2 million (2.64% annualized of average loans) in the second quarter of 2010, compared to $347.5 million in the second quarter of 2009. Net charge-offs in the first quarter of 2010 were $227.1 million (2.29% annualized of average loans). See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

The provision for unfunded lending commitments was $0.5 million for the second quarter of 2010, reflecting little change in either the amount or credit quality of such commitments. For the second quarter of 2009 the provision amounted to $7.9 million. During the first quarter of 2010, the Company had released $20.1 million from the reserve. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and fundings, and due to changes in the creditworthiness of borrowers to whom the Company has made commitments to lend.

The provision for loan losses for the six months ended June 30, 2010 decreased by $566.1 million, or 53.4% from the comparable period in 2009. Net loan and lease charge-offs were $482.3 million for the first six months of 2010, and $499.2 million for the same period in 2009. The provision for unfunded lending commitments was $(19.7) million for the first six months of 2010, and $9.8 million for the first six months of 2009. Explanations previously provided for the quarterly changes also apply to the year-to-date changes.

Although the quality of the loan portfolio continues to be a concern, many, but not all, measures of credit quality generally showed some improvement or signs of stabilizing during the quarter, but with variations among geographies and loan types. During the first six months of 2010, the Company experienced a decrease in nonaccrual loans and adversely graded loans, as well as improvements in other credit metrics.

Noninterest Income

For the second quarter of 2010, noninterest income was $109.4 million compared to $612.7 million for the second quarter of 2009. The decrease is mostly due a $493.7 million gain on subordinated debt modification and a $23.0 million acquisition related gain recognized during the second quarter of 2009, as well as a $21.9 million reduction in fair value and nonhedge derivative income, partially offset by a $23.9 million reduction in net impairment losses on investment securities, and a $11.7 million decrease in valuation losses on securities purchased. Other significant changes in income that contributed to the change for the first quarter of 2010 are discussed below.

Capital markets and foreign exchange income for the second quarter of 2010 decreased by 34.2% to $10.7 million from the $16.3 million earned during the second quarter of 2009. The decrease is primarily due to lower trading income caused by differences in interest rate spreads in the debt markets and lower trading volumes.

ZIONS BANCORPORATION AND SUBSIDIARIES

Dividends and other investment income increased to $8.9 million in the second quarter of 2010 from the $2.7 million earned during the second quarter of 2009. The increase is mainly attributable to an $8.1 million increase in income generated by investments in various companies and investment funds, offset by a $1.9 million decrease in earnings from bank owned life insurance.

Fair value and nonhedge derivative loss was $1.6 million for the second quarter of 2010 compared to income of $20.3 million for the second quarter of 2009. The loss in the second quarter of 2010 is attributable to a decline in the fair value of nonhedge derivatives, reflecting a decrease in ineffective hedge income and decreased creditworthiness of counterparties. The income which had been recognized during the second quarter of 2009 primarily reflected the acceleration of OCI amounts reclassified to income that had related to previously terminated hedges, and net changes in the credit valuation adjustments on derivatives.

The Company recognized net impairment losses on investment securities of $18.1 million during the second quarter of 2010 compared to $42.0 million during the corresponding period in 2009. The total impairment loss for the second quarter of 2010 was $19.6 million and included $1.5 million of noncredit-related OTTI which was charged against OCI. These OTTI losses were for certain CDOs, including bank and insurance CDOs, ABS CDOs, and REIT trust preferred CDOs. See “Investment Securities Portfolio” for additional information.

During the first six months of 2010, the Company earned $217.0 million of noninterest income, compared to $467.5 million in the same period in 2009. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Capital markets and foreign exchange income for the first six months of 2010 was $19.3 million, compared to $29.5 million for the corresponding period in 2009. The decrease is caused mainly by a decline in trading income and commissions, partially offset by an increase in unrealized foreign exchange income.

For the first six months of 2010, the Company suffered $4.7 million of net losses from investments in equity securities, while it had earned a $2.1 million gain during the same period in 2009. The majority of the losses recognized in 2010 are unrealized losses caused by investments in equity securities of several venture funds.

During the first six months of 2010, the Company exchanged $55.6 million of nonconvertible subordinated debt for 2,165,391 shares of common stock, resulting in a $14.5 million gain.

Noninterest Expense

Noninterest expense for the second quarter of 2010 was $430.4 million, an increase of 2.6% from $419.5 million for the second quarter of 2009. The increase is primarily due to a $18.7 million increase in other real estate expense, and a $11.8 million increase in other expenses, partially offset by a $15.9 million decrease in FDIC premiums and a $7.4 million decrease in provision for unfunded lending commitments.

Salaries and employee benefits were $205.8 million for the second quarter of 2010, a 1.7% increase from the $202.4 million incurred in the second quarter 2009.

Other real estate expense increased by $18.7 million from the $23.7 million incurred in the second quarter of 2009. The increase is primarily due to increased OREO balances and write-downs resulting from declining property values, mainly in Utah, Arizona, and Colorado. Increases in OREO expense in these markets were partially offset by decreased OREO expense in California and Nevada, and by the active management of the OREO portfolio and liquidation of properties.

ZIONS BANCORPORATION AND SUBSIDIARIES

FDIC premiums were $26.4 million for the second quarter of 2010, compared to $42.3 million in the same period in 2009. The decrease is largely attributable to a $24.2 million “special assessment” paid by the Company during the second quarter of 2009, the impact of which is partially offset by increases in FDIC premiums.

The provision for unfunded lending commitments decreased by $7.4 million during the second quarter of 2010 when compared to the second quarter of 2009. The decrease is due to reduced levels of such commitments, which in turn, are the result of decreased loan demand.

Other expenses for the second quarter of 2010 were $73.0 million, compared to $61.2 million during the corresponding period in 2009. Most of the increase is caused by a write-down of FDIC indemnification asset related to loans purchased from FDIC during 2009. The loans have performed better than expected, and therefore the indemnification asset has declined in value.

For the first six months of 2010, noninterest expense increased by 3% to $819.5 million from $795.7 million in the corresponding period in 2009. Explanations previously provided for the quarterly changes also apply to the year-to-date changes.

At June 30, 2010, the Company had 10,543 full-time equivalent employees, compared to 10,632 at June 30, 2009.

Income Taxes

The Company’s income tax benefit for the second quarter of 2010 was $22.9 million compared to an income tax benefit of $23.8 million for the same period in 2009. The effective income tax rates, including the effects of noncontrolling interests, for the second quarter of 2010 and 2009 were 16.9% and 31.9%, respectively. The lower tax rate in the second quarter of 2010 compared to the second quarter of 2009 is mainly due to the impact of the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock. The tax rate through the second quarter of 2010 was impacted by the proportional decrease of nontaxable items relative to the loss before income taxes. This decreased tax benefit was further reduced by the taxable surrender of certain bank-owned life insurance policies and the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during the second quarter of 2010. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $1.5 million for the second quarters of both 2010 and 2009, respectively.

The Company had a net deferred tax asset (“DTA”) balance of $551 million at June 30, 2010 compared to $498 million at December 31, 2009. The increase in the net DTA has resulted primarily from items related to nonaccruing loans and OREO, and the decrease in the deferred tax liability related to the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock. The Company did not record a valuation allowance for GAAP purposes as of June 30, 2010. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carryback net operating losses to prior tax periods, tax planning strategies that are prudent and feasible and current forecasts of future taxable income, including the reversal of deferred tax liabilities (“DTLs”), which can absorb losses generated in or carried forward to a particular tax year. After evaluating all of the factors and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that a valuation allowance is not needed. In addition, the Company has pursued strategies which may have the effect of mitigating the future possibility of a DTA valuation allowance.

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets, while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.

Average interest-earning assets decreased by 5.1% to $46.7 billion for the first six months of 2010 compared to $49.2 billion for the same period in 2009. Average interest-earning assets as a percentage of total average assets for the first six months of 2010 was 90.3% compared to 89.9% for the comparable period of 2009.

Average money market investments, consisting of interest-bearing deposits and commercial paper, federal funds sold and security resell agreements, increased by 19.5% to $3.0 billion for the first six months of 2010 compared to $2.5 billion for the same period of 2009. Average securities decreased by 7.9%, and average net loans and leases decreased by 6.8% for the first six months of 2010 compared to the first six months of 2009. These fluctuations are a reflection of increased customer deposits, lower investment in held-to-maturity securities, and decreased customer demand for new and refinanced loans.

Investment Securities Portfolio

We invest in securities both to generate revenues for the Company and to manage liquidity. The following schedules present a profile of the Company’s investment portfolios at June 30, 2010, December 31, 2009, and June 30, 2009, with asset-backed securities classified by credit ratings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security and credit impairment losses. The estimated fair value measurement levels and methodology are discussed in detail in Note 8 of the Notes to Consolidated Financial Statements.

The first two tables present the Company’s asset-backed securities, classified by the highest of the ratings and the lowest of the ratings from any of Moody’s Investors Service, Fitch Ratings or Standard & Poors. During the first six months of 2010, the Company continued to observe a wide variance of ratings on these securities between the various rating agencies.

In the discussion of our investment portfolio below, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could indicate an increased level of risk for us.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING*

As of June 30, 2010

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

Held-to-maturity:
Municipal securities	$590	$588	$–	$588	$7	$595
Asset-backed securities:
Trust preferred securities – predominately bank
Noninvestment grade	63	63	(7)	56	(10)	46
Noninvestment grade – OTTI/PIK’d [2]	27	26	(4)	22	(14)	8

	90	89	(11)	78	(24)	54

Trust preferred securities – predominately insurance
A rated	10	10	(1)	9	(1)	8
BBB rated	17	17	(2)	15	(3)	12
Noninvestment grade	149	149	(11)	138	(22)	116

	176	176	(14)	162	(26)	136

Other
AAA rated	3	3	–	3	–	3
BBB rated	3	2	(1)	1	1	2
Noninvestment grade	18	17	–	17	(8)	9
Noninvestment grade – OTTI/PIK’d [2]	12	7	(3)	4	–	4

	36	29	(4)	25	(7)	18

	892	882	(29)	853	(50)	803

Available-for-sale:
U.S. Treasury securities	39	39	–	39		39
U.S. Government agencies and corporations:
Agency securities	221	222	6	228		228
Agency guaranteed mortgage-backed securities	346	348	14	362		362
Small Business Administration loan-backed securities	760	807	(8)	799		799
Municipal securities	227	220	4	224		224
Asset-backed securities:
Trust preferred securities – predominately bank
AAA rated	62	61	(7)	54		54
AA rated	309	204	37	241		241
A rated	276	235	(25)	210		210
BBB rated	206	199	(59)	140		140
Noninvestment grade	233	201	(58)	143		143
Noninvestment grade – OTTI/PIK’d [2]	995	756	(495)	261		261

	2,081	1,656	(607)	1,049		1,049

Trust preferred securities – predominately insurance
AAA rated	5	5	(1)	4		4
AA rated	103	95	(2)	93		93
Not rated	1	–	4	4		4
Noninvestment grade	194	195	(54)	141		141

	303	295	(53)	242		242

Trust preferred securities – single banks
A rated	1	1	–	1		1
Not rated	25	25	(4)	21		21

	26	26	(4)	22		22

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(2)	14		14
Noninvestment grade – OTTI/PIK’d [2]	70	37	(27)	10		10

	95	53	(29)	24		24

Auction rate securities
AAA rated	167	153	1	154		154
BBB rated	3	3	–	3		3

	170	156	1	157		157

Other
AAA rated	26	24	(3)	21		21
AA rated	16	16	(2)	14		14
A rated	29	29	–	29		29
Noninvestment grade	6	5	(2)	3		3
Noninvestment grade – OTTI/PIK’d [2]	97	36	(18)	18		18

	174	110	(25)	85		85

	4,442	3,932	(701)	3,231		3,231

Other securities:
Mutual funds and stock	185	185	–	185		185

	4,627	4,117	(701)	3,416		3,416

Total	$5,519	$4,999	$(730)	$4,269	$(50)	$4,219

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have OTTI and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT LOWEST CREDIT RATING*

As of June 30, 2010

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

Held-to-maturity:
Municipal securities	$590	$588	$–	$588	$7	$595
Asset-backed securities:
Trust preferred securities – predominately bank
Noninvestment grade	63	63	(7)	56	(10)	46
Noninvestment grade – OTTI/PIK’d [2]	27	26	(4)	22	(14)	8

	90	89	(11)	78	(24)	54

Trust preferred securities – predominately insurance
Noninvestment grade	176	176	(14)	162	(26)	136

	176	176	(14)	162	(26)	136

Other
A rated	3	3	–	3	–	3
Noninvestment grade	21	19	(1)	18	(7)	11
Noninvestment grade – OTTI/PIK’d [2]	12	7	(3)	4	–	4

	36	29	(4)	25	(7)	18

	892	882	(29)	853	(50)	803

Available-for-sale:
U.S. Treasury securities	39	39	–	39		39
U.S. Government agencies and corporations:
Agency securities	221	222	6	228		228
Agency guaranteed mortgage-backed securities	346	348	14	362		362
Small Business Administration loan-backed securities	760	807	(8)	799		799
Municipal securities	227	220	4	224		224
Asset-backed securities:
Trust preferred securities – predominately bank
A rated	144	118	–	118		118
BBB rated	253	179	25	204		204
Noninvestment grade	689	603	(137)	466		466
Noninvestment grade – OTTI/PIK’d [2]	995	756	(495)	261		261

	2,081	1,656	(607)	1,049		1,049

Trust preferred securities – predominately insurance
AAA rated	5	5	(1)	4		4
AA rated	71	64	1	65		65
A rated	32	31	(3)	28		28
Not rated	1	–	4	4		4
Noninvestment grade	194	195	(54)	141		141

	303	295	(53)	242		242

Trust preferred securities – single banks
BBB rated	1	1	–	1		1
Not rated	25	25	(4)	21		21

	26	26	(4)	22		22

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(2)	14		14
Noninvestment grade – OTTI/PIK’d [2]	70	37	(27)	10		10

	95	53	(29)	24		24

Auction rate securities
AAA rated	160	147	1	148		148
Noninvestment grade	10	9	–	9		9

	170	156	1	157		157

Other
AAA rated	24	22	(3)	19		19
AA rated	16	16	(2)	14		14
A rated	29	29	–	29		29
BBB rated	2	2	–	2		2
Noninvestment grade	6	5	(2)	3		3
Noninvestment grade – OTTI/PIK’d [2]	97	36	(18)	18		18

	174	110	(25)	85		85

	4,442	3,932	(701)	3,231		3,231

Other securities:
Mutual funds and stock	185	185	–	185		185

	4,627	4,117	(701)	3,416		3,416

Total	$5,519	$4,999	$(730)	$4,269	$(50)	$4,219

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the lowest rating level.

ZIONS BANCORPORATION AND SUBSIDIARIES

[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have OTTI and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

	June 30, 2010			December 31, 2009			June 30, 2009
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$588	$588	$595	$606	$606	$609	$672	$672	$671
Asset-backed securities:
Trust preferred securities - banks and insurance	265	240	190	265	239	208	265	239	201
Trust preferred securities - real estate investment trusts	–	–	–	–	–	–	–	1	–
Other	29	25	18	30	25	16	32	27	19

	$882	$853	$803	$901	$870	$833	$969	$939	$891

AVAILABLE-FOR-SALE:
U.S. Treasury securities	$39	$39	$39	$26	$26	$26	$25	$26	$26
U.S. Government agencies and corporations:
Agency securities	222	228	228	243	249	249	290	296	296
Agency guaranteed mortgage-backed securities	348	362	362	374	385	385	411	421	421
Small Business Administration loan-backed securities	807	799	799	782	768	768	835	813	813
Municipal securities	220	224	224	237	242	242	251	253	253
Asset-backed securities:
Trust preferred securities - banks and insurance	1,977	1,313	1,313	2,023	1,361	1,361	2,174	1,536	1,536
Trust preferred securities - real estate investment trusts	53	24	24	56	24	24	77	35	35
Small business loan-backed	–	–	–	–	–	–	–	–	–
Auction rate securities	156	157	157	160	160	160	172	171	171
Other	110	85	85	127	77	77	162	107	107

	3,932	3,231	3,231	4,028	3,292	3,292	4,397	3,658	3,658

Other securities:
Mutual funds and stock	185	185	185	364	364	364	246	246	246

	4,117	3,416	3,416	4,392	3,656	3,656	4,643	3,904	3,904

Total	$4,999	$4,269	$4,219	$5,293	$4,526	$4,489	$5,612	$4,843	$4,795

The amortized cost of investment securities on June 30, 2010 decreased by 5.6% and 10.9% from the balance on December 31, 2009, and June 30, 2009, respectively. Most of the change from December 31, 2009 to June 30, 2010 was due to a reduction in mutual funds and stock, as well as OTTI write-downs on AFS securities.

On June 30, 2010, 6.3% of the $3.4 billion of fair value of available-for-sale securities portfolio was valued at Level 1, 46.2% was valued at Level 2, and 47.5% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $2,340 million and the fair value of these securities was $1,622 million. The securities valued at Level 3 were comprised of ABS CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at the end of the second quarter of 2010 was $718 million. As of June 30, 2010, we believe that we will receive on settlement or maturity the amortized cost amounts of the Level 3 available-for-sale securities for which no OTTI has been recognized.

Valuation and Sensitivity Analysis of Level 3 Bank and Insurance CDOs

The following schedule sets forth the sensitivity of the current CDO fair values, using an internal model, to changes in the most significant assumptions utilized in the model:

ZIONS BANCORPORATION AND SUBSIDIARIES

SENSITIVITY OF BANK AND INSURANCE CDO VALUATIONS TO ADVERSE

CHANGES IN CURRENT MODEL KEY VALUATION ASSUMPTIONS

		Bank and insurance CDOs at Level 3
(Amounts in millions)		Held-to-maturity		Available-for-sale

Fair value balance at June 30, 2010		$190		$1,273

Expected collateral credit lossess [1]

		Incremental	Cumulative	Incremental	Cumulative
Weighted average:
Loss percentage from currently defaulted or deferring collateral [2]			4.1%		20.8%
Projected loss percentage from currently performing collateral
1-year		0.9%	5.0%	1.0%	21.8%
years 2-5		2.6%	7.6%	2.3%	24.1%
years 6-30		3.2%	10.8%	2.9%	27.1%
Decrease in fair value due to increase in projected loss percentage from currently performing collateral [3]	25%	$(0.1)		$(13.9)
	50%	(0.8)		(24.7)
	100%	(2.9)		(45.8)
Decrease in fair value due to increase in projected loss percentage from currently performing collateral [3] and the immediate default of all deferring collateral with no recovery	25%	$(4.0)		$(134.2)
	50%	(5.2)		(146.5)
	100%	(7.6)		(170.8)

Discount rate [4]
Weighted average spread over LIBOR		546 bp		737 bp
Decrease in fair value due to increase in discount rate	+ 100bp	$(16.9)		$(108.4)
	+ 200bp	(31.7)		(203.1)

[1]	The Company uses an expected credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation.
[2]

Weighted average percentage of collateral that is defaulted due to bank failures or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit specific probability of default on deferring collateral which ranges from 6.93% to 100%.

[3]

Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30 year losses of 30.2% =27.1% + 50% (1.0%+2.3%+2.9%) and 33.3% = 27.1% + 100% (1.0%+2.3%+2.9%) respectively.

[4]	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.

The second quarter 2010 sensitivity analysis of valuation assumptions, when compared to the same analysis of the first quarter 2010, was adversely impacted due to changes the Company experienced in the loss percentage from currently defaulted or deferring collateral. The changes were driven by loss experience due to default as well as future loss projections from previously performing institutions electing to defer current interest payments. This was partially offset by improvements in the financial ratios of certain institutions.

The following schedules provide additional information on the below-investment-grade rated bank and insurance trust preferred CDOs portion of the AFS and HTM portfolios with aggregate data on those securities which have been determined to not have OTTI at June 30, 2010 and those which have been determined to be other-than-temporarily impaired at or prior to June 30, 2010. The schedules utilize the lowest rating to identify those securities below investment grade. The schedules segment the securities by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses, and on pool-level performance and projections. The best and worst pool-level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and number of currently performing issuers noted in the later schedule are from the same security. The remaining statistics may not be from the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s loss and recovery experience as of June 30, 2010 is essentially a 100% loss on defaults, although we have, to date, received a few, small recoveries on defaults. Our experience with deferring bank collateral has been that of all collateral that has elected to defer beginning in 2007 or thereafter, 46.1% has defaulted and approximately 52.5% remains within the allowable deferrable period. Older deferrals are more likely to have defaulted. Approximately 83% of the bank collateral which first deferred prior to January 1, 2009 had defaulted by June 30, 2010. For bank collateral which first deferred on or after January 1, 2009, 30% had defaulted by June 30, 2010. Four issuing banks, with collateral aggregating to 1.4% of all deferrals, have come current and resumed interest payments on their trust preferred securities after previously deferring some payments. A total of $234 million of bank collateral elected to start deferring during the second quarter of 2010, compared to $412 million in the first quarter of 2010, and $1,166 million in the second quarter of 2009. Further details on the Company’s valuation process are detailed in Note 9 of the Notes to Consolidated Financial Statements.

The following schedules reflect data and assumptions that are included in the calculations of fair value and OTTI.

BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOS BY ORIGINAL RATINGS LEVEL

As of June 30, 2010

			Total				Average holding [1]
(Amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated Fair Value	Unrealized gain (loss)	Par value	Amortized cost	Estimated FairValue	Unrealized gain (loss)

Original ratings of securities, non-OTTI:
Original AAA	22	31.9%	$684.1	$598.0	$462.1	$(135.9)	$29.7	$26.0	$20.1	$(5.9)
Original A	24	25.0%	535.0	535.0	337.8	(197.2)	16.7	16.7	10.6	(6.2)
Original BBB	6	2.7%	58.5	58.4	30.9	(27.5)	9.7	9.7	5.1	(4.6)

Total Non-OTTI		59.6%	1,277.6	1,191.4	830.8	(360.6)

Original ratings of securities, OTTI:
Original AAA	1	2.3%	50.0	43.4	32.1	(11.3)	50.0	43.4	32.1	(11.3)
Original A	38	34.4%	737.7	560.6	185.5	(375.1)	15.1	11.4	3.8	(7.7)
Original BBB	9	3.7%	78.4	22.5	8.8	(13.7)	8.7	2.5	1.0	(1.5)

Total OTTI		40.4%	866.1	626.5	226.4	(400.1)

Total noninvestment grade bank and insurance CDOs		100.0%	$2,143.7	$1,817.9	$1,057.2	$(760.7)

[1]	The Company may have more than one holding of the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED

BANK AND INSURANCE TRUST PREFERRED CDOS

As of June 30, 2010

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing [1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as a % of performing collateral [4]		Collateralization %[5]		Present value of expected cash flows discounted at coupon rate as a % of par [6]		Lifetime additional projected loss from performing collateral [7]

Original ratings of securities, Non-OTTI:
Original AAA
Best	BB	49	42	5.47%	3.23%	64.56%		617.28%		100%		–
Weighted average		88	61	14.95%	15.43%	32.55%		235.16%		99%	[8]	6.48%
Worst	CCC	16	7	27.73%	27.17%	13.23%		147.23%		96%	[8]	8.72%

Original A
Best	BB	36	36	–	–	24.54%		304.62%		100%		4.83%
Weighted average		43	39	3.49%	5.53%	8.40%		133.77%		100%		6.62%
Worst	C	6	4	14.50%	17.44%	-9.47%	[9]	69.32%	[10]	100%		13.76%

Original BBB
Best	B	36	36	–	–	14.94%		375.14%		100%		4.83%
Weighted average		17	16	1.24%	3.45%	7.55%		234.41%		100%		5.97%
Worst	C	43	39	6.03%	6.13%	-2.56%	[9]	55.87%		100%		6.87%

Original ratings of securities, OTTI:
Original AAA
Single security	B	43	30	12.39%	17.46%	30.76%		250.03%		94%		6.30%

Original A
Best	CC	43	35	–	–	36.03%		156.32%		100%		0.38%
Weighted average		51	33	13.50%	15.97%	-15.41%		60.11%		78%		6.51%
Worst	C	19	6	19.00%	30.15%	-57.73%		-5.81%		47%		8.91%

Original BBB
Best	C	39	29	2.99%	9.00%	-9.66%		74.09%		84%		4.72%
Weighted average		55	38	12.08%	19.12%	-19.73%		-183.17%		38%		7.19%
Worst	C	37	21	17.00%	30.15%	-28.69%		-555.59%		1%		8.62%

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
[2]	Collateral is identified as defaulted when a regulator closes an issuing bank.
[3]	Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
[4]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 6.93% to 100% dependent on credit for each deferring piece of collateral. “Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral.

[5]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 6.93% to 100% dependent on credit for each deferring piece of collateral. “Collateralization” in the schedule identifies the portion of a CDO tranche that is backed by nondefaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is senior to our security’s priority level. The denominator is the par amount of the tranche. Par is defined as the original par less any principal paydowns.

[6]	For OTTI securities, this statistic approximates the extent of OTTI credit losses taken.
[7]

This is the same statistic presented in the sensitivity schedule on page 53 and incorporated in the fair value and OTTI calculations. The statistic is the sum of incremental projected loss percentages from currently paying collateral for year one, years two through five and years six through thirty.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Other-than-Temporary Impairment (“OTTI”) – Investments in Debt Securities

We review investments in debt securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, estimated credit impairment, if any, fair value in relationship to cost, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our ability and intent to hold investments until a recovery of amortized cost which may be maturity, and other factors. For securities where an internal income-based cash flow model or third party valuation service produces a loss-adjusted expected cash flow for the security, the presence of OTTI is identified and the amount of the credit component of OTTI is calculated by discounting this loss-adjusted cash flow at the security’s coupon rate and comparing that value to the Company’s amortized cost of the security.

The Company incurred $18.1 million and $49.3 million of credit-related OTTI charges recorded in earnings and $1.5 million and $18.8 million pretax of OTTI related to illiquidity recorded in OCI during the second quarter and first six months of 2010, respectively. The securities deemed to have OTTI were primarily collateralized by bank and insurance trust preferred debt. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

Loan Portfolio

As of June 30, 2010, net loans and leases were $38.0 billion, reflecting an 8.0% and a 2.5% decrease from June 30, 2009 and December 31, 2009, respectively. The decrease is due to pay-downs, charge-offs, and a lower demand for new loans.

The following table sets forth the loan portfolio by type of loan:

	June 30, 2010		December 31, 2009		June 30, 2009
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans

Commercial lending:
Commercial and industrial	$9,384	24.6%	$9,922	24.6%	10,588	25.6%
Leasing	442	1.2%	466	1.2%	423	1.0%
Owner occupied	8,334	21.9%	8,752	21.7%	8,782	21.2%

Total commercial lending	18,160		19,140		19,793

Commercial real estate:
Construction and land development	4,484	11.8%	5,552	13.8%	6,848	16.5%
Term	7,567	19.8%	7,255	18.0%	6,795	16.4%

Total commercial real estate	12,051		12,807		13,643

Consumer:
Home equity credit line	2,139	5.6%	2,135	5.3%	2,086	5.0%
1-4 family residential	3,549	9.3%	3,642	9.0%	3,781	9.1%
Construction and other consumer real estate	379	1.0%	459	1.1%	599	1.5%
Bankcard and other revolving plans	285	0.7%	341	0.8%	344	0.8%
Other	271	0.7%	293	0.7%	342	0.8%

Total consumer	6,623		6,870		7,152

Foreign loans	87	0.2%	65	0.2%	67	0.2%

FDIC-supported loans [1]	1,208	3.2%	1,445	3.6%	783	1.9%

Total loans	$38,129	100.0%	$40,327	100.0%	$41,438	100.0%

[1]	FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

The loan portfolio contraction during the first six months of 2010 was concentrated primarily in commercial construction and land development principally at Amegy, NBA, CB&T, and NSB, and secondarily in commercial lending principally at Zions Bank, Amegy, and CB&T.

During the second quarter of 2010, loan originations and renewals increased to $1.8 billion from the $1.4 billion produced during the first quarter of 2010, even though loan demand has remained weak mainly due to the current uncertain economic environment. Pay-downs, charge-offs, and other reductions continue to more than offset new loan originations. We expect that construction and land development, as well as commercial and industrial loans may continue to decline, as they have during recent quarters.

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	June 30, 2010	December 31, 2009	June 30, 2009

Bank-owned life insurance	$422	$620	$610
Federal Home Loan Bank stock	133	136	124
Federal Reserve stock	126	122	101
SBIC investments [1]	44	65	66
Non-SBIC investment funds and other	94	102	100
Investments in ADC arrangements [2]	18	19	18
Other public companies	16	22	13
Trust preferred securities	14	14	14

	$867	$1,100	$1,046

[1]

Amounts include noncontrolling investors’ interests in Zions’ managed SBIC investments of approximately $18 million on December 31, 2009 and $24 million on June 30, 2009. As of June 30, 2010, such investments have been either liquidated or deconsolidated.

[2]

Investments in Acquisition Development and Construction (“ADC”) arrangements are loans that do not qualify for loan accounting under GAAP; therefore these loans are accounted for as noninterest-bearing investments.

Bank-owned life insurance decreased by $188 million and by $198 million from June 30, 2009 and December 31, 2009, respectively. This was due to the Company surrendering life insurance contracts as a part of our strategy to become more asset sensitive, and to increase liquid assets at the affiliate banks.

Deposits

Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first six months of 2010 decreased by 1.2% compared to the same period in 2009, with average interest-bearing deposits decreasing 9.7% and average noninterest-bearing deposits increasing 25.5%. The decline in interest-bearing deposits resulted from actions by the Company to reduce higher cost deposits, including time deposits and brokered deposits. Core deposits, which exclude time deposits larger than $100,000 and brokered deposits, increased by 4.7%, or $1,747.2 million, from December 31, 2009.

Demand, savings and money market deposits comprised 84.9% of total deposits at the end of the second quarter of 2010, compared with 82.6% and 78.2% as of December 31, 2009 and June 30, 2009, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

During 2010 and 2009, the Company has reduced brokered deposits due to excess liquidity and weak loan demand. At June 30, 2010, total deposits included $481 million of brokered deposits compared to $1,608 million at December 31, 2009 and $2,870 million at June 30, 2009.

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

With regard to credit risk associated with counterparties to off-balance sheet credit instruments, Zions Bank and Amegy have International Swap Dealer Association (“ISDA”) agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between Zions Bank and Amegy and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. The credit rating used in these situations is provided by either Moody’s or Standard & Poor’s. This means that, in like transactions, a counterparty with a “AAA” rating would be obligated to provide less collateral to secure a major credit exposure than one with an “A” rating. All derivative gains and losses between Zions Bank or Amegy and a single counterparty are netted to determine the net credit exposure and therefore the collateral required. We have no exposure to credit default swaps.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company maintains a diversified loan portfolio, which includes commercial real estate loans. The Company attempts to avoid the risk of an undue concentration of credits in a particular property type or with an individual customer or counterparty. During 2009, the Company adopted new concentration limits on various types of commercial real estate lending, particularly construction and land development lending, which are contributing to further reducing the Company’s exposure to this type of lending. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries.

The Company’s loan portfolio includes loans which were acquired from failed banks: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. These include substantial concentrations in California and Nevada, loans with homebuilders and other construction finance loans. Most of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts. Therefore, the Company’s financial exposure to losses from these assets is substantially limited. FDIC-supported loans represent approximately 3.2% of the Company’s total loan portfolio.

The credit quality of the Company’s loan portfolio began to show some signs of stabilization during the first six months of 2010. Nonperforming lending related assets decreased by 8% from December 31, 2009. Gross charge-offs were $527 million in the first six months of 2010, while $511 million was charged-off during the comparable period in 2009. Net charge-offs, however, decreased to $482 million from $499 million in the same periods.

Loan-to-value (“LTV”) ratios are also a key determinant of credit risk in commercial real estate lending. The Company estimates that the weighted average LTV ratio on the total commercial real estate portfolio on June 30, 2010, was approximately 60.2%, while on March 31, 2010 it had been 58.9%. These estimates are based on the most current appraisals, generally obtained as of the date of origination, downgrade, or renewal of the loans. Since it is our practice not to obtain current appraisals on performing loans, these LTV weighted-average values may significantly understate current LTVs. The increase in the average LTV ratio from the prior quarter is a reflection of declining property values. In many of our distressed markets continued property value declines may drive the LTV levels higher.

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

The Company did not pursue subprime residential mortgage lending, including option ARM and negative amortization loans. It does have approximately $427 million of stated income loans with generally high FICO scores at origination, including “one-time close” loans to finance the construction of a home, which convert into permanent jumbo mortgages. This portfolio began to show significant credit quality deterioration in the second half of 2008. As of June 30, 2010, approximately $60 million of the stated income loans had FICO scores of less than 620, reflecting the current economic environment. These totals exclude held-for-sale loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company is engaged in home equity credit line lending. Approximately $897 million of the Company’s $2.2 billion portfolio is secured by first deeds of trust, while the remaining balance is secured by second liens. We actively monitor our credit risk in this portfolio, and as of June 30, 2010, loans representing approximately 14.9% of the outstanding balance in this portfolio, were estimated to have loan-to-value ratios above 100%. Of the total home equity credit line portfolio, 0.30% was 90 or more days past due at June 30, 2010 as compared to 0.42% as of December 31, 2009. During the second quarter of 2010, the Company modified one home equity credit line loan with an outstanding balance of $1.4 million. The annualized credit losses for this portfolio were 129 basis points for the six months ended June 30, 2010. The Company requires appraisals for all real estate collateral-dependent loans at the time of origination and when adverse credit events occur.

A more comprehensive discussion of our credit risk management is contained in the Company’s 2009 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash- ington	Other [1]	Total	% of total CRE

Commercial term
Balance outstanding	6/30/10	$1,033.3	393.6	1,792.0	773.3	524.5	1,113.8	785.6	207.8	943.2	7,567.1	62.8%
% of loan type		13.7%	5.2%	23.7%	10.2%	6.9%	14.7%	10.3%	2.8%	12.5%	100.0%
Delinquency rates [2] :
30-89 days	6/30/10	2.4%	1.3%	1.3%	4.9%	2.7%	2.4%	3.5%	0.6%	8.2%	3.1%
	12/31/09	1.8%	2.4%	2.4%	7.6%	1.4%	4.3%	2.4%	0.3%	9.2%	4.0%
≥ 90 days	6/30/10	0.7%	1.3%	1.0%	2.2%	1.3%	1.9%	2.8%	0.6%	7.6%	2.2%
	12/31/09	1.4%	1.6%	1.6%	3.9%	0.8%	3.3%	1.1%	–	5.6%	2.5%
Accruing loans past due
90 days or more	6/30/10	$–	–	–	–	–	–	0.4	–	3.6	4.0
	12/31/09	1.2	–	0.6	0.5	–	1.2	0.6	–	2.6	6.7

Nonaccrual loans	6/30/10	14.4	5.6	29.6	80.7	8.9	28.5	22.5	1.2	89.6	281.0
	12/31/09	14.5	6.5	30.3	60.9	6.5	36.3	10.0	1.4	62.1	228.5

Residential construction and land development
Balance outstanding	6/30/10	$232.3	31.1	120.3	93.9	148.0	466.5	290.0	18.4	136.0	1,536.5	12.7%
% of loan type		15.1%	2.0%	7.8%	6.1%	9.6%	30.4%	18.9%	1.2%	8.9%	100.0%
Delinquency rates [2] :
30-89 days	6/30/10	22.2%	13.1%	11.9%	60.3%	3.3%	18.8%	17.2%	–	16.2%	18.9%
	12/31/09	20.9%	8.3%	6.2%	18.0%	12.7%	14.2%	20.1%	0.2%	15.8%	15.5%
≥ 90 days	6/30/10	19.7%	13.1%	2.0%	50.5%	1.9%	12.1%	14.6%	–	10.6%	14.0%
	12/31/09	17.9%	8.3%	4.6%	5.6%	11.1%	7.3%	19.7%	–	6.9%	11.3%
Accruing loans past due
90 days or more	6/30/10	$1.3	–	–	–	0.8	–	0.4	–	3.7	6.2
	12/31/09	6.2	–	–	–	–	0.1	1.9	–	0.1	8.3

Nonaccrual loans	6/30/10	59.4	4.1	21.7	68.0	9.7	104.2	73.9	–	26.2	367.2
	12/31/09	66.2	4.8	33.7	44.5	23.0	103.4	100.1	–	19.8	395.5

Commercial construction and land development
Balance outstanding	6/30/10	$350.2	63.6	285.5	313.1	194.1	1,117.4	357.5	71.7	194.2	2,947.3	24.5%
% of loan type		11.9%	2.2%	9.7%	10.6%	6.6%	37.9%	12.1%	2.4%	6.6%	100.0%
Delinquency rates [2] :
30-89 days	6/30/10	9.9%	–	2.6%	16.2%	8.9%	8.2%	6.0%	29.4%	7.6%	8.8%
	12/31/09	12.9%	–	3.9%	23.4%	7.9%	9.4%	14.5%	24.6%	4.1%	11.3%
≥ 90 days	6/30/10	6.9%	–	2.6%	11.9%	7.1%	4.7%	4.7%	29.4%	5.7%	6.3%
	12/31/09	7.3%	–	3.0%	19.1%	1.6%	5.5%	7.7%	–	4.1%	6.9%
Accruing loans past due
90 days or more	6/30/10	$6.1	–	5.9	–	3.2	–	0.5	21.1	0.1	36.9
	12/31/09	4.1	–	–	9.1	0.8	0.9	3.0	–	0.1	18.0

Nonaccrual loans	6/30/10	39.6	–	1.6	114.8	11.4	134.3	23.5	–	51.5	376.7
	12/31/09	57.1	–	12.8	107.2	4.7	198.8	37.0	–	11.8	429.4
Total construction and land development	6/30/10	582.5	94.7	405.8	407.0	342.1	1,583.9	647.5	90.1	330.2	4,483.8

Total commercial real estate	6/30/10	$1,615.8	488.3	2,197.8	1,180.3	866.6	2,697.7	1,433.1	297.9	1,273.4	12,050.9	100.0%

[1]	No other geography exceeds $192 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

Approximately 32% of the commercial real estate term loans consist of mini-perm loans. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of 3 to 7 years. The remaining 68% are term loans with initial maturities generally of 15 to 20 years.

ZIONS BANCORPORATION AND SUBSIDIARIES

Stabilization criteria differ by product and are dependent on cash flow created by lease-up for office, industrial and retail products and occupancy for retail and apartment products.

Approximately 25.4% of the commercial construction and land development portfolio’s balance consists of acquisition and development loans. Most of these acquisition and development properties are tied to specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. The owners’ equity is generally expected to be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because it determines the ultimate value of the property and the ability to service debt. Therefore, in most projects (with the exception of multi-family projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service ratio of 1.20.

Although residential construction and development deals with a different product type, many of the requirements previously mentioned, such as credit worthiness of the developer, up-front injection of the developer’s equity, remargining requirements, and the viability of the project are also important in underwriting a residential development loan. Heavy consideration is given to market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursements are made. Loan agreements generally include limitations on the number of model homes and homes built on a spec basis, with preference given to pre-sold homes.

Real estate appraisals are ordered independently of the credit officer and the borrower, generally by each bank’s appraisal review function, which is staffed by certified appraisers. In some cases, reports from automated valuation services are used. Appraisals are ordered from outside appraisers at the inception, renewal, or for CRE loans, upon the occurrence of any event causing a “criticized” or “classified” grade to be assigned to the credit. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Advance rates, on an “as completed basis,” will vary based on the viability of the project and the creditworthiness of the sponsor, but corporate guidelines generally limit advances to 50% for raw land, 65% for land development, 65% for finished commercial lots, 75% for finished residential lots, 80% for pre-sold homes, 75% for models and spec homes, and 75% for commercial properties. Exceptions may be granted on a case-by-case basis.

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

Interest reserves are generally established as an expense item in the budget for real estate construction or development loans. We generally require the borrower to put their equity into the project at the inception of the construction. This enables the bank to ensure the availability of equity in the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If at any time during the life of the credit the project is determined not to be viable, the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. The bank then usually also evaluates the appropriate use of interest reserves. At June 30, 2010, Zions affiliates have 373 loans with an outstanding balance of $693 million where available interest reserves amount to $73 million. In instances where projects have been determined not to be viable, the interest reserves have been frozen.

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

Nonperforming Assets

Nonperforming lending related assets include nonaccrual loans and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. A consumer loan is placed on nonaccrual status when the loan is 90 days past due. Generally, closed-end non-real estate secured consumer loans are charged off prior to 120 days past due. Open-end consumer loans adequately secured by real estate are placed on nonaccrual status when they are 90 days past due. Open-end credit card consumer loans are charged off when they become 180 days past due. Nonaccrual loans also include nonperforming loans restructured to provide a reduction or deferral of interest or principal payments. This generally occurs when the financial condition of a borrower deteriorates to the point that the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. During the second quarter of 2010 the Company modified $73 million of CRE loans and $270 million during the first six months of 2010. Other real estate owned is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

As reflected in the following schedule, the Company’s nonperforming assets as a percentage of net loans and leases and OREO decreased during the first six months of 2010. The percentage was 6.60% at June 30, 2010, compared with 4.92% on June 30, 2009 and 6.79% on December 31, 2009. Total nonperforming lending related assets were $2,547 million at June 30, 2010 ($2,327 million excluding FDIC-supported assets) compared to $2,059 million at June 30, 2009 and $2,769 million at December 31, 2009.

Total nonaccrual loans, excluding FDIC-supported loans, at June 30, 2010 decreased by $61 million from December 31, 2009. The decrease included $81 million for construction and land development loans and $36 million for owner occupied commercial real estate loans, partially offset by a $53 million increase in commercial real estate term loans, and a $7 million increase in consumer real estate loans. The decrease in nonaccrual loans occurred primarily at NBA and Amegy, offset, in part, by increases at NSB and Vectra. Total nonaccrual loans, excluding FDIC-supported loans, increased by $333 million from June 30, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming lending-related assets:

(Amounts in millions)	June 30, 2010	December 31, 2009	June 30, 2009

Nonaccrual loans	$1,962	$2,023	$1,629
Other real estate owned	365	336	294

Nonperforming lending-related assets, excluding FDIC-supported assets	2,327	2,359	1,923

FDIC-supported nonaccrual loans	172	356	125
FDIC-supported other real estate owned	48	54	11

FDIC-supported nonperforming lending-related assets	220	410	136

Total nonperforming lending-related assets	$2,547	$2,769	$2,059

Ratio of nonperforming lending-related assets to net loans and leases [1] and other real estate owned	6.60%	6.79%	4.92%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$132	$107	$179
FDIC-supported loans past due 90 days or more	5	56	18

Ratio of accruing loans past due 90 days or more to net loans and leases[1]	0.36%	0.40%	0.47%

Nonaccrual loans and accruing loans past due 90 days or more	$2,271	$2,543	$1,951
Ratio of nonaccrual loans and accruing loans past due 90 days or more to net loans and leases [1]	5.95%	6.29%	4.69%

Accruing loans past due 30 - 89 days, excluding FDIC-supported loans	$318	$428	$496
FDIC-supported loans past due 30 - 89 days	27	27	26

Restructured loans included in nonaccrual loans	339	299	101
Restructured loans on accrual	288	204	39

[1]	Includes loans held for sale.

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

The Company’s total recorded investment in impaired loans decreased by 4.1% to $1,976 million at June 30, 2010, compared with $2,060 million at March 31, 2010. Total investment in impaired loans amounted to $1,431 million at June 30, 2009 and $1,925 million at December 31, 2009. Estimated losses on impaired loans are included in the allowance for loan losses. At June 30, 2010, the allowance for loan losses included $146 million for impaired loans with a recorded investment of $737 million. At June 30, 2009, the allowance included $86 million for impaired loans with a recorded investment of $382 million. At December 31, 2009 the allowance included $105 million for impaired loans with a recorded investment of $435 million.

In addition to the lending related nonperforming assets, the Company also has $200 million in carrying value of investments in debt securities that were on nonaccrual status at June 30, 2010.

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

In addition to the segment evaluations, nonaccrual commercial loans with an outstanding balance of $500 thousand or more, as well as all loans designated as troubled debt restructurings, are individually evaluated in accordance with FASB ASC 310, Receivables, to determine the level of impairment and to establish a specific reserve.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(Amounts in millions)	Six Months Ended June 30, 2010	Twelve Months Ended December 31, 2009	Six Months Ended June 30, 2009

Loans and leases outstanding (net of unearned income)	$38,003	$40,189	$41,308

Average loans and leases outstanding (net of unearned income)	$39,137	$41,513	$41,790

Allowance for loan losses:
Balance at beginning of period	$1,531	$687	$687
Provision charged against earnings	494	2,017	1,060
Increase in allowance covered by FDIC indemnification	21	–	–
Loans and leases charged-off:
Commercial lending	(192)	(373)	(169)
Commercial real estate	(266)	(713)	(252)
Consumer	(69)	(170)	(90)

Total	(527)	(1,256)	(511)

Recoveries:
Commercial lending	18	51	4
Commercial real estate	19	21	4
Consumer	5	9	4

Total	42	81	12

Charge-offs recoverable from FDIC	3	2	–

Net loan and lease charge-offs	(482)	(1,173)	(499)

Balance at end of period	$1,564	$1,531	$1,248

Ratio of annualized net charge-offs to average loans and leases	2.46%	2.83%	2.39%

Ratio of allowance for loan losses to net loans and leases, at period end	4.12%	3.81%	3.02%

Ratio of allowance for loan losses to nonperforming loans, at period end	73.28%	64.36%	71.13%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	68.85%	60.22%	63.97%

Reserve for Unfunded Lending Commitments – The Company also estimates a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is included with other liabilities in the Company’s consolidated balance sheet, with any related increases or decreases in the reserve included in noninterest expense in the statement of income.

We determine the reserve for unfunded lending commitments using a process that is similar to the one we use for commercial loans. Based on historical experience, we have developed experience-based loss factors that we apply to the Company’s unfunded lending commitments to estimate the potential for loss in such commitments. The June 30, 2010 reserve for unfunded lending commitments increased by $36.1 million from the comparable period in the prior year, and decreased by $19.6 million from December 31, 2009. This decrease is due primarily to a lower level of such commitments, especially to criticized and classified credits.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the reserve for unfunded lending commitments:

(In millions)	Six Months Ended June 30, 2010	Twelve Months Ended December 31, 2009	Six Months Ended June 30, 2009

Balance at beginning of period	$116.4	$50.9	$50.9
Provision charged (credited) to earnings	(19.6)	65.5	9.8

Balance at end of period	$96.8	$116.4	$60.7

The following table sets forth the total allowance and reserve for credit losses:

(In millions)	June 30, 2010	December 31, 2009	June 30, 2009

Allowance for loan losses	$1,564	$1,531	$1,248
Reserve for unfunded lending commitments	97	117	61

Total allowance for credit losses	$1,661	$1,648	$1,309

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

Interest Rate Risk

Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The Company has positioned its balance sheet to be more asset sensitive than it was on June 30, 2009.

We attempt to minimize the impact of changing interest rates on net interest income primarily through the use of interest rate floors on variable rate loans, interest rate swaps, and by avoiding large exposures to long-term fixed rate interest-earning assets that have significant negative convexity. The prime lending rate and the LIBOR curves are the primary indices used for pricing the Company’s loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.

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

Duration of equity is derived by first calculating the dollar duration of all assets, liabilities and derivative instruments. Dollar duration is determined by calculating the fair value of each instrument assuming interest rates sustain immediate and parallel movements up 1% and down 1%. The average of these two changes in fair value is the dollar duration. Subtracting the dollar duration of liabilities from the dollar duration of assets and adding the net dollar duration of derivative instruments results in the dollar duration of equity. Duration of equity is computed by dividing the dollar duration of equity by the fair value of equity. The Company’s policy is generally to maintain duration of equity between -3 years to +7 years. However, in the current low interest rate environment, the Company is operating with a duration of equity of less than -3 years in some planning scenarios, and believes that this shorter duration is appropriate.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2010		December 31, 2009
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	-3.5	-1.3	-2.9	-0.8
Increase interest rates by 200 bp	-3.6	-1.5	-2.7	-0.8

	Deposit repricing response
	Fast	Slow	Fast	Slow
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	4.2%	7.2%	2.2%	5.0%
Decrease interest rates by 200 bp1	-2.4%	-3.0%	-4.1%	-4.3%

[1]	In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

During the first half of 2010, the duration of equity became shorter as compared to December 31, 2009. The reduction of the duration of equity was caused by increased customer demand deposits and increased cash balances.

Market Risk – Fixed Income

The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At June 30, 2010, the Company had $85.7 million of trading assets and $81.5 million of securities sold, not yet purchased, compared with $23.5 million and $43.4 million on December 31, 2009 and $78.6 million and $51.1 million on June 30, 2009, respectively.

The Company is exposed to market risk through changes in fair value and OTTI of HTM and AFS securities. The Company also is exposed to market risk for interest rate swaps and Eurodollar and Federal Funds futures contracts used to hedge interest rate risk. Changes in fair value in available-for-sale securities and in interest rate swaps that qualify as cash flow hedges are included in OCI each quarter. During the second quarter of 2010, the after-tax change in OCI attributable to held-to-maturity and available-for-sale securities was $3.9 million, and the change attributable to interest rate swaps was $(9.0) million, decreasing shareholders’ equity by $5.1 million. If any of the AFS securities or HTM securities transferred from AFS become other than temporarily impaired, any credit loss in OCI is reversed and the impairment is charged to operations. See “Investment Securities Portfolio” for additional information on OTTI.

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

The management of liquidity and funding is performed centrally for both the Parent and its subsidiary banks. The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders, including the CPP preferred equity issued to the U.S. Department of the Treasury. The Parent’s cash needs are usually met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options, commercial paper, and long-term debt and equity issuances. The subsidiary banks’ primary source of funding is their core deposits. Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and its subsidiary banks. For the first six months of 2010, operations contributed $759 million toward these needs. As a result, the Company utilizes other sources to manage its liquidity needs.

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

General financial market and economic conditions, both of which have been highly stressed since mid-2008 or earlier, as well as the Company’s debt ratings, have adversely impacted the Company’s access to external financing. Access to funding markets for the Parent and subsidiary banks is directly tied to the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings but can also influence the sources of the borrowings. The Parent’s credit ratings did not change during the first six months of 2010. One rating agency, Moody’s, rates the Company’s senior debt as B2 or noninvestment grade, while Standard & Poors, Fitch and DBRS all rate the Company’s senior debt at a low investment grade. On August 3, 2010, Moody’s changed its outlook for the Company to positive from negative. The other three agencies have a negative outlook for the Company.

During the first six months of 2010, the primary sources of cash available to the Parent in the capital markets have been (1) issuance of new shares of common stock, (2) issuance of new shares of Series E preferred stock, (3) issuance of common stock warrants, (4) issuance of unsecured 1-2 year senior notes, and (5) issuance of 7.75% unsecured senior notes. In total these sources added approximately $910 million to the Parent’s cash balance. The Parent became more liquid during the second quarter of 2010, with its cash balance increasing to $1,116 million at June 30, 2010, compared with $605 million at March 31, 2010 and $542 million at December 31, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

For the three and six months ended June 30, 2010, the Parent’s operating expenses included $36.2 million and $72.8 million of interest expense, excluding amortization, respectively. Additionally, the Parent paid $22.0 million and $44.9 million of dividends on preferred and common stock, respectively for the same applicable periods.

Additional information regarding financing actions may be found subsequently. During 2009, and in the first six months of 2010, some other financing markets began to reopen for regional and larger banking companies, but there can be no assurance that the Company will have access to these markets at any given time.

The following table presents the Parent’s balance sheet at June 30, 2010, December 31, 2009, and June 30, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

Parent Only Condensed Balance Sheets

(In thousands)	June 30, 2010	December 31, 2009	June 30, 2009

ASSETS
Cash and due from banks	$2,004	$2,254	$78
Interest-bearing deposits	1,113,730	539,874	674,829
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $3,657, $2,633, and $3,735)	3,657	2,633	3,847
Available-for-sale, at fair value	502,360	432,761	322,734
Trading account, at fair value	–	–	49
Loans, net of unearned fees of $0, $45, and $328 and allowance for loan losses of $71, $112, and $703)	2,852	6,292	23,963
Other noninterest-bearing investments	59,757	83,780	78,372
Investments in subsidiaries:
Commercial banks and bank holding company	6,700,509	6,579,075	5,814,675
Other operating companies	60,170	66,254	78,203
Nonoperating – ZMFU II, Inc.[1]	92,467	92,184	141,302
Receivables from subsidiaries:
Commercial banks	–	–	511,000
Other	1,400	2,050	3,700
Other assets	58,566	76,574	19,520

	$8,597,472	$7,883,731	$7,672,272

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$219,179	$233,550	$189,232
Commercial paper:
Due to affiliates	49,985	49,991	29,989
Due to others	1,149	1,084	1,019
Other short-term borrowings	214,377	117,263	31,636
Subordinated debt to affiliated trusts	309,278	309,278	309,278
Long-term debt	1,381,662	1,479,907	1,380,444

Total liabilities	2,175,630	2,191,073	1,941,598

Shareholders’ equity:
Preferred stock	1,806,877	1,502,784	1,491,730
Common stock	3,964,140	3,318,417	2,935,724
Retained earnings	1,099,621	1,324,516	1,685,522
Accumulated other comprehensive income (loss)	(433,020)	(436,899)	(368,164)
Deferred compensation	(15,776)	(16,160)	(14,138)

Total shareholders’ equity	6,421,842	5,692,658	5,730,674

	$8,597,472	$7,883,731	$7,672,272

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

During the first six months of 2010, repayments of long-term debt exceeded issuances, which resulted in net cash outflows of $3 million. Cash received from the issuance of long-term debt for the first six months of 2010 included $40 million from the issuance of additional 7.75% unsecured notes due September 23, 2014 and $22 million from the issuance of senior medium-term notes due November 7, 2012.

On a consolidated basis, issuances of short-term borrowings exceeded repayments, which resulted in $241 million of cash inflows during the first quarter of 2010. This included $97 million from the issuance of one-year senior medium-term notes.

ZIONS BANCORPORATION AND SUBSIDIARIES

At June 30, 2010, maturities of short- and long-term senior medium-term notes ranged from August 2010 to November 2012 with rates from 4.00% to 6.00%.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At June 30, 2010, these core deposits, excluding brokered deposits, in aggregate, constituted 93.1% of consolidated deposits, compared with 90.2% and 89.3% of consolidated deposits at March 31, 2010 and December 31, 2009 respectively. The Company’s subsidiary banks have also obtained brokered deposits to serve as an additional source of liquidity. At June 30, 2010, total brokered deposits were $0.5 billion, down from $1.6 billion at December 31, 2009 and $2.9 billion at June 30, 2009. For the first six months of 2010, increases in deposits resulted in net cash inflows of $176 million. Total deposits increased by $173 million during the first six months of 2010 primarily due to increases in noninterest-bearing demand deposits and savings deposits, partially offset by decreases in money market and time deposits.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act made permanent the current standard maximum deposit insurance amount of $250,000. The FDIC has also implemented a program to provide full deposit insurance coverage for noninterest-bearing transaction deposit accounts, currently through December 31, 2010. The Company did not opt out of this program. The Dodd-Frank Wall Street Reform and Consumer Protection Act continues full deposit insurance coverage for noninterest-bearing transaction deposit accounts for two more years until December 31, 2012 for all banks.

The Federal Home Loan Bank (“FHLB”) system, has, from time to time, been a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. Borrowings from the FHLB may increase in the future, depending on availability of funding from other sources such as deposits. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. At June 30, 2010 and December 31, 2009 the Company did not have any short-term borrowings outstanding from the FHLB. At June 30, 2010 and December 31, 2009 the subsidiary banks’ total investment in FHLB stock was approximately $133 million and $136 million, respectively.

At June 30, 2010, the amount available for additional FHLB and Federal Reserve borrowings was approximately $12.1 billion. An additional $0.7 billion could be borrowed at June 30, 2010 upon the pledging of additional available collateral.

While not considered a primary source of funding, the Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is being observed. For the first six months of 2010, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $281 million.

During the first and second quarters of 2010, several of the Company’s subsidiary banks surrendered certain bank-owned life insurance contracts and received cash of $176 million and recorded receivables totaling $32 million for the settlement of the cash surrender values of the policies.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, loan growth has resulted in net cash outflows from a funding standpoint; however, throughout 2009 and for the first six months of 2010, organic loan activity resulted in a net cash inflow of $1.3 billion.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the six months ended June 30, 2010, the Company received net cash income tax refunds totaling $325 million.

Consolidated cash at the Parent and its subsidiaries increased to $5.9 billion at June 30, 2010 from $2.0 billion at December 31, 2009 and $2.2 billion at June 30, 2009. During the first six months of 2010 we had a significant increase in cash mainly due to our capital raising transactions, a net run off of loans, and an increase in demand deposits.

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

Note 7 of the Notes to Consolidated Financial Statements discusses the Company’s debt and equity transactions during the first six months of 2010.

These debt and equity issuances, along with the Total Return Swap (“TRS”) with regard to certain of the Company’s CDO investments (see “Subsequent Event”), have significantly bolstered the Company’s capital position and ratios. However, the Company anticipates that it may continue to raise additional common equity in amounts sufficient to cover losses and dividends until it returns to profitability in order to preserve this capital position.

Total controlling interest shareholders’ equity at June 30, 2010 was $6,422 million compared to $5,693 million at December 31, 2009, and $5,731 million at June 30, 2009. The increase in total controlling interest shareholders’ equity from December 31, 2009 is primarily due to the capital actions previously discussed partially offset by a net loss for the first six months of 2010.

ZIONS BANCORPORATION AND SUBSIDIARIES

Dividends of $0.02 per common share (a total of $3.1 million) were paid in the first six months of 2010. This rate is unchanged from the rate paid since the third quarter of 2009. At its July 2010 meeting, the Company’s Board of Directors declared a dividend of $0.01 per share of common stock. The dividend is payable August 25, 2010 to shareholders of record as of the close of business on August 10, 2010. Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury.

The Company recorded preferred stock dividends of $51.7 million during the first six months of 2010 and 2009. Preferred dividends for the first six months of 2010 and 2009 include $44.9 million and $45.4 million, respectively, related to the TARP preferred stock issued to the U.S. Department of the Treasury.

Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of June 30, 2010, the Company and each of its subsidiary banks exceeded the “well capitalized” guidelines under regulatory standards.

The Company’s capital ratios were as follows:

	June 30, 2010	December 31, 2009	June 30, 2009	Percentage required to be well capitalized

Tangible common equity ratio	6.86%	6.12%	6.00%	na
Tangible equity ratio	10.40%	9.16%	8.94%	na
Average equity to average assets (three months ended)	11.59%	10.76%	10.41%	na

Risk-based capital ratios:
Tier 1 common to risk-weighted assets	7.91%	6.73%	6.41%	na
Tier 1 leverage	11.80%	10.38%	10.22%	na [1]
Tier 1 risk-based capital	12.63%	10.53%	10.00%	6.00%
Total risk-based capital	15.25%	13.28%	12.72%	10.00%

[1]	There is no Tier 1 leverage component in the definition of a well capitalized holding company.

At June 30, 2010, regulatory Tier 1 risk-based capital and total risk-based capital were $6,024 million and $7,271 million compared to $5,407 million and $6,823 million at December 31, 2009, and $5,408 million and $6,879 million at June 30, 2009, respectively.

Subsequent Event

As discussed in Note 13 of the Notes to Consolidated Financial Statements, the Company has entered into a total return swap and related interest rate swaps (“TRS”) relating to a portfolio of $1.16 billion notional amount of our bank and insurance trust preferred CDOs. This transfer of credit risk is expected to reduce the Company’s regulatory capital risk weighting for these investments to 20% compared to their weighted average risk-weighting of 455% at June 30, 2010. As a result, the transaction is expected to reduce regulatory risk-weighted assets by approximately $4 billion, or approximately 8.4% of the estimated June 30, 2010 balance. Consequently, on a pro forma basis, the Company’s risk-based capital ratios at June 30, 2010 would have been higher than reported, as indicated in the following table:

Proforma with total return swap
Tier 1 common to risk-weighted assets	8.59%
Tier 1 risk-based capital	13.73%
Total risk-based capital	16.45%

ZIONS BANCORPORATION AND SUBSIDIARIES

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

(Amounts in millions)	June 30, 2010	December 31, 2009	June 30, 2009

Controlling interest shareholders’ equity (GAAP)	$6,422	$5,693	$5,731
Accumulated other comprehensive loss (income)	433	437	368
Nonqualifying goodwill and intangibles	(1,116)	(1,129)	(1,139)
Disallowed deferred tax assets	(163)	(43)	–
Other regulatory adjustments	–	1	–
Qualifying trust preferred securities	448	448	448

Tier 1 capital (regulatory)	6,024	5,407	5,408
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(1,807)	(1,503)	(1,492)

Tier 1 common equity (non-GAAP)	$3,769	$3,456	$3,468

Risk-weighted assets (regulatory)	47,681	51,360	54,092
Tier 1 common to risk-weighted assets (non-GAAP)	7.91%	6.73%	6.41%

ZIONS BANCORPORATION AND SUBSIDIARIES

This 10-Q also presents a “core net interest margin” which excludes the effects of the (1) discount amortization on convertible subordinated debt; (2) accelerated discount amortization on convertible subordinated debt; and (3) adjustment to accretion of interest income on acquired loans based on increased projected cash flows (hereinafter collectively referred to as the “net interest margin adjustments”). The net interest margin adjustments are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). Management considers the net interest margin adjustments to be relevant to ongoing operating results.

The Company believes the exclusion of these net interest margin adjustments to present a core net interest margin provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. As a non-GAAP financial measure, the core net interest margin is used by management and the Board of Directors to assess the performance of the Company’s business for the following purposes:

•	Evaluation of bank reporting segment performance

•	Presentations of Company performance to investors

The Company believes that presenting the core net interest margin will permit investors to assess the performance of the Company on the same basis as that applied by management and the Board of Directors.

The Schedule below provides a reconciliation of net interest margin (GAAP) to core net interest margin (non-GAAP).

GAAP to Non-GAAP Reconciliation

(Unaudited)

	Three Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009

Net interest margin as reported (GAAP)	3.58%	4.03%	4.09%
Addback for the impact on net interest margin of:
Discount amortization on convertible subordinated debt	0.12%	0.13%	–
Accelerated discount amortization on convertible subordinated debt	0.52%	0.10%	–
Adjustment to accretion of interest income on acquired loans	-0.08%	–	–

Core net interest margin (non-GAAP)	4.14%	4.26%	4.09%

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Offer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Offer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2010.

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

The Company has identified the following additional risk factor subsequent to June 30, 2010:

Recently adopted financial reform legislation will impose significant new limitations on our business activities and subject us to increased regulation and additional costs.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act will have material implications for the Company and the entire financial services industry. Among other things it will or potentially could:

•	Result in the Company being defined as “systemically important,” which brings significant additional regulatory oversight and requirements;

•

Affect the levels of capital and liquidity with which the Company must operate and how it plans capital and liquidity levels (including a phased-in elimination of the Company’s existing trust preferred securities as Tier 1 capital);

•	Subject the Company to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	Impact the Company’s ability to invest in certain types of entities or engage in certain activities;

•	Impact a number of the Company’s business and risk management strategies;

•	Restrict the revenue that the Company generates from certain businesses;

•	Subject the Company to a new Consumer Financial Protection Bureau, with very broad rule-making and enforcement authorities; and

•	Subject the Company to new and different litigation and regulatory enforcement risks.

As the Act requires that many studies be conducted and that hundreds of regulations be written in order to fully implement it, the full impact of this legislation on the Company, its business strategies, and financial performance cannot be known at this time, and may not be known for a number of years. However, these impacts are expected to be substantial and some of them are likely to adversely affect the Company and its financial performance. The extent to which the Company can adjust its strategies to offset such adverse impacts also is not knowable at this time.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the second quarter of 2010:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

April	31,712	$28.72	–	$–
May	31,677	28.36	–	–
June	30,062	23.78	–	–

Second quarter	93,451	27.01	–

[1]	All share repurchases during the second quarter of 2010 were made to pay for payroll taxes upon the vesting of restricted stock.

ITEM 6.	EXHIBITS

a) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.11 of Form 10-Q for the quarter ended June 30, 2009.	*

3.12	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 2, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 3, 2010.	*

3.13	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 14, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 15, 2010.	*

3.14	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

10.1	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation, dated April 5, 2010 (filed herewith).

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

10.2	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation, dated April 5, 2010 (filed herewith).

10.3	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation, dated April 30, 2010 (filed herewith).

10.4	Twelfth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 25, 2010 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2010, December 31, 2009, and June 30, 2009, (ii) the Consolidated Statements of Income for the three months ended June 30, 2010 and June 30, 2009 and the six months ended June 30, 2010 and June 30, 2009, (iii) the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2010 and June 30, 2009, (iv) the Consolidated Statements of Cash Flows for the three months ended June 30, 2010 and June 30, 2009 and the six months ended June 30, 2010 and June 30, 2009, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished herewith).

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

Date: August 9, 2010