Form 10-Q
period 2010-09-30
ZIONS BANCORPORATION /UT/
filed 2010-11-09
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at October 31, 2010	177,957,790 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2010	December 31, 2009	September 30, 2009
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$1,060,646	$1,370,189	$992,940
Money market investments:
Interest-bearing deposits	4,468,778	652,964	2,234,337
Federal funds sold	67,026	20,985	44,056
Security resell agreements	49,432	57,556	52,539
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $783,362, $833,455, and $835,814)	841,573	869,595	877,105
Available-for-sale, at fair value	3,295,864	3,655,619	3,547,092
Trading account, at fair value	42,811	23,543	76,709

	4,180,248	4,548,757	4,500,906
Loans held for sale	217,409	208,567	206,387
Loans:
Loans and leases excluding FDIC-supported loans	36,579,470	38,882,083	39,782,240
FDIC-supported loans	1,089,926	1,444,594	1,607,493

	37,669,396	40,326,677	41,389,733
Less:
Unearned income and fees, net of related costs	120,037	137,697	134,629
Allowance for loan losses	1,529,955	1,531,332	1,432,715

Loans and leases, net of allowance	36,019,404	38,657,648	39,822,389

Other noninterest-bearing investments	858,402	1,099,961	1,061,464
Premises and equipment, net	719,592	710,534	698,225
Goodwill	1,015,161	1,015,161	1,017,385
Core deposit and other intangibles	94,128	113,416	123,551
Other real estate owned	356,923	389,782	413,901
Other assets	1,940,627	2,277,487	2,130,070

	$51,047,776	$51,123,007	$53,298,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$13,264,415	$12,324,247	$11,453,247
Interest-bearing:
Savings and NOW	6,394,964	5,843,573	5,392,096
Money market	15,398,157	16,378,874	17,413,735
Time under $100,000	2,037,318	2,497,395	2,784,593
Time $100,000 and over	2,417,779	3,117,472	3,949,684
Foreign	1,447,507	1,679,028	2,014,626

	40,960,140	41,840,589	43,007,981

Securities sold, not yet purchased	41,943	43,404	39,360
Federal funds purchased	367,402	208,669	1,008,181
Security repurchase agreements	371,149	577,346	509,014
Federal Home Loan Bank advances and other borrowings:
One year or less	236,507	121,273	45,411
Over one year	20,239	15,722	18,803
Long-term debt	1,919,156	2,017,220	2,324,020
Reserve for unfunded lending commitments	97,899	116,445	97,225
Other liabilities	538,750	472,082	553,914

Total liabilities	44,553,185	45,412,750	47,603,909

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,875,463	1,502,784	1,529,462
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 177,202,340, 150,425,070, and 136,398,089	4,070,963	3,318,417	3,125,344
Retained earnings	1,017,428	1,324,516	1,502,232
Accumulated other comprehensive income (loss)	(452,553)	(436,899)	(469,112)
Deferred compensation	(15,869)	(16,160)	(15,218)

Controlling interest shareholders’ equity	6,495,432	5,692,658	5,672,708
Noncontrolling interests	(841)	17,599	21,533

Total shareholders’ equity	6,494,591	5,710,257	5,694,241

	$51,047,776	$51,123,007	$53,298,150

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$543,478	$586,246	$1,625,096	$1,749,688
Interest on loans held for sale	2,223	2,434	6,523	8,272
Lease financing	4,788	5,125	14,168	14,453
Interest on money market investments	3,487	1,195	7,527	6,114
Interest on securities:
Held-to-maturity – taxable	1,000	4,864	9,569	33,139
Held-to-maturity – nontaxable	5,063	5,806	15,687	17,867
Available-for-sale – taxable	19,782	23,460	60,571	72,145
Available-for-sale – nontaxable	1,571	1,830	4,992	5,286
Trading account	542	842	1,674	2,236

Total interest income	581,934	631,802	1,745,807	1,909,200

Interest expense:
Interest on savings and money market deposits	29,900	54,554	100,413	194,056
Interest on time and foreign deposits	16,468	42,780	54,784	158,036
Interest on short-term borrowings	3,566	2,325	10,119	12,006
Interest on long-term borrowings	80,125	59,963	259,970	104,459

Total interest expense	130,059	159,622	425,286	468,557

Net interest income	451,875	472,180	1,320,521	1,440,643
Provision for loan losses	184,668	565,930	678,896	1,626,208

Net interest income after provision for loan losses	267,207	(93,750)	641,625	(185,565)

Noninterest income:
Service charges and fees on deposit accounts	49,733	54,466	153,250	159,087
Other service charges, commissions and fees	41,780	39,227	124,217	117,745
Trust and wealth management income	6,310	8,209	20,940	24,124
Capital markets and foreign exchange	13,154	12,106	32,426	41,621
Dividends and other investment income	8,874	2,597	25,453	13,689
Loan sales and servicing income	8,390	2,359	20,439	15,250
Fair value and nonhedge derivative income (loss)	(21,854)	58,092	(21,218)	82,412
Equity securities gains (losses), net	(1,082)	(1,805)	(5,747)	339
Fixed income securities gains, net	8,428	1,900	10,214	3,539
Impairment losses on investment securities:
Impairment losses on investment securities	(73,082)	(198,378)	(141,209)	(435,509)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	49,370	141,863	68,174	254,352

Net impairment losses on investment securities	(23,712)	(56,515)	(73,035)	(181,157)
Valuation losses on securities purchased	–	–	–	(212,092)
Gain on subordinated debt modification	–	–	–	493,725
Gain on subordinated debt exchange	–	–	14,471
Acquisition related gains	–	146,153	–	169,130
Other	20,179	3,951	25,813	10,802

Total noninterest income	110,200	270,740	327,223	738,214

Noninterest expense:
Salaries and employee benefits	207,947	205,433	618,056	612,014
Occupancy, net	29,292	28,556	85,602	83,534
Furniture and equipment	25,591	25,320	76,290	75,189
Other real estate expense	44,256	30,419	119,348	72,510
Credit related expense	17,438	11,793	51,921	28,632
Provision for unfunded lending commitments	1,104	36,537	(18,546)	46,291
Legal and professional services	9,305	9,076	28,168	27,116
Advertising	5,575	4,418	17,721	17,244
FDIC premiums	25,706	19,820	76,354	76,320
Amortization of core deposit and other intangibles	6,296	7,575	19,287	21,539
Other	83,534	55,760	201,324	169,992

Total noninterest expense	456,044	434,707	1,275,525	1,230,381

Impairment loss on goodwill	–	–	–	633,992

Income (loss) before income taxes	(78,637)	(257,717)	(306,677)	(1,311,724)
Income taxes (benefit)	(31,180)	(100,046)	(82,722)	(275,534)

Net income (loss)	(47,457)	(157,671)	(223,955)	(1,036,190)
Net income (loss) applicable to noncontrolling interests	(132)	(2,394)	(3,427)	(4,143)

Net income (loss) applicable to controlling interest	(47,325)	(155,277)	(220,528)	(1,032,047)
Preferred stock dividends	(33,144)	(26,603)	(84,797)	(78,336)
Preferred stock redemption	–	–	3,107	52,418

Net earnings (loss) applicable to common shareholders	$(80,469)	$(181,880)	$(302,218)	$(1,057,965)

Weighted average common shares outstanding during the period:
Basic shares	172,865	127,581	161,996	119,248
Diluted shares	172,865	127,581	161,996	119,248

Net earnings (loss) per common share:
Basic	$(0.47)	$(1.43)	$(1.87)	$(8.87)
Diluted	(0.47)	(1.43)	(1.87)	(8.87)

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per	Preferred stock	Common stock		Retained	Accumulated other comprehensive	Deferred	Noncontrolling	Total shareholders’
share amounts)		Shares	Amount	earnings	income (loss)	compensation	interests	equity

Balance, December 31, 2009	$1,502,784	150,425,070	$3,318,417	$1,324,516	$(436,899)	$(16,160)	$17,599	$5,710,257
Comprehensive loss:
Net loss for the period				(220,528)			(3,427)	(223,955)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains on investments					15,682
Reclassification for net losses on investments included in earnings					38,601
Noncredit-related impairment losses on securities not expected to be sold					(42,103)
Accretion of securities with noncredit-related impairment losses not expected to be sold					101
Net unrealized losses on derivative instruments					(27,872)
Pension and postretirement					(63)

Other comprehensive income					(15,654)			(15,654)

Total comprehensive loss								(239,609)
Subordinated debt converted to preferred stock	223,760		(31,843)					191,917
Issuance of preferred stock	142,500		(3,843)					138,657
Preferred stock exchanged for common stock	(8,615)	224,903	5,508	3,107				–
Issuance of common stock warrants			214,667					214,667
Subordinated debt exchanged for common stock		2,165,391	46,902					46,902
Issuance of common stock		23,973,957	507,201					507,201
Net activity under employee plans and related tax benefits		413,019	13,954					13,954
Dividends on preferred stock	15,034			(84,797)				(69,763)
Dividends on common stock, $0.03 per share				(4,870)				(4,870)
Change in deferred compensation						291		291
Other changes in noncontrolling interests							(15,013)	(15,013)

Balance, September 30, 2010	$1,875,463	177,202,340	$4,070,963	$1,017,428	$(452,553)	$(15,869)	$(841)	$6,494,591

Balance, December 31, 2008	$1,581,834	115,344,813	$2,599,916	$2,433,363	$(98,958)	$(14,459)	$27,320	$6,529,016
Cumulative effect of change in accounting principle, adoption of new OTTI guidance under ASC 320				137,462	(137,462)			–
Comprehensive loss:
Net loss for the period				(1,032,047)			(4,143)	(1,036,190)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(82,003)
Reclassification for net losses on investments included in earnings					96,545
Noncredit-related impairment losses on securities not expected to be sold					(152,531)
Accretion of securities with noncredit-related impairment losses not expected to be sold					963
Net unrealized losses on derivative instruments					(95,666)

Other comprehensive loss					(232,692)			(232,692)

Total comprehensive loss								(1,268,882)
Preferred stock redemption	(100,511)		1,763	52,266				(46,482)
Subordinated debt converted to preferred stock	32,497		(4,740)					27,757
Issuance of common stock		20,503,925	311,259					311,259
Subordinated debt modification			201,154					201,154
Net activity under employee plans and related tax benefits		549,351	15,992					15,992
Dividends on preferred stock	15,642			(78,336)				(62,694)
Dividends on common stock, $0.09 per share				(10,476)				(10,476)
Change in deferred compensation						(759)		(759)
Other changes in noncontrolling interests							(1,644)	(1,644)

Balance, September 30, 2009	$1,529,462	136,398,089	$3,125,344	$1,502,232	$(469,112)	$(15,218)	$21,533	$5,694,241

Total comprehensive loss for the three months ended September 30, 2010 and 2009 was $(66,990) and $(258,619), respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2010	2009	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(47,457)	$(157,671)	$(223,955)	$(1,036,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment and valuation losses on investment securities and goodwill	23,712	56,515	73,035	1,027,241
Gains on subordinated debt modification and exchange	–	–	(14,471)	(493,725)
Gains related to sale of subsidiary assets and acquisitions	(13,864)	(146,153)	(13,864)	(169,130)
Provision for credit losses	185,772	602,467	660,350	1,672,499
Depreciation and amortization	65,488	87,850	208,004	160,967
Deferred income tax benefit	(21,039)	(50,470)	(72,997)	(149,653)
Net decrease (increase) in trading securities	42,896	1,899	(19,268)	(34,645)
Net decrease (increase) in loans held for sale	(23,475)	50,066	(12,736)	(1,207)
Net write-down of and losses from sales of other real estate owned	47,038	67,187	112,296	116,475
Change in accrued expenses and other liabilities	37,235	(104,118)	375,930	(265,786)
Change in other assets	100,464	323,262	91,610	423,654
Other, net	(24,142)	16,894	(32,749)	11,557

Net cash provided by operating activities	372,628	747,728	1,131,185	1,262,057

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in short term investments	380,309	(877,777)	(3,853,731)	375,680
Proceeds from maturities and paydowns of investment securities held-to-maturity	36,328	75,494	121,034	130,397
Purchases of investment securities held-to-maturity	(24,907)	(14,041)	(55,293)	(45,830)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	279,045	288,560	841,212	1,049,925
Purchases of investment securities available-for-sale	(202,836)	(74,882)	(538,720)	(1,530,131)
Proceeds from sales of loans and leases	40,794	22,995	133,154	72,886
Loan and lease collections, net of originations	67,770	95,604	1,357,349	463,678
Proceeds from surrender of bank-owned life insurance contracts	34,164	–	209,796	–
Net decrease (increase) in other noninterest-bearing investments	15,309	(2,189)	28,863	10,908
Net purchases of premises and equipment	(25,636)	(12,962)	(58,223)	(65,909)
Proceeds from sales of other real estate owned	131,558	70,007	369,435	167,619
Net cash received from sale of subsidiary assets and from acquisitions	21,149	305,464	21,149	452,415

Net cash provided by (used in) investing activities	753,047	(123,727)	(1,423,975)	1,081,638

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(1,053,713)	(1,065,061)	(878,108)	(989,336)
Net change in short-term funds borrowed	(175,146)	(360,996)	66,276	(2,592,618)
Proceeds from issuance of long-term borrowings	22,947	405,724	85,413	697,042
Repayments of long-term borrowings	(7,999)	(148)	(73,435)	(109,747)
Cash paid for preferred stock redemption	–	(152)	–	(46,482)
Proceeds from the issuance of preferred stock, common stock, and common stock warrants	110,041	187,518	860,763	311,259
Dividends paid on common and preferred stock	(29,772)	(22,626)	(74,633)	(73,170)
Other, net	(142)	(4,525)	(3,029)	(23,679)

Net cash used in financing activities	(1,133,784)	(860,266)	(16,753)	(2,826,731)

Net decrease in cash and due from banks	(8,109)	(236,265)	(309,543)	(483,036)
Cash and due from banks at beginning of period	1,068,755	1,229,205	1,370,189	1,475,976

Cash and due from banks at end of period	$1,060,646	$992,940	$1,060,646	$992,940

Cash paid for interest	$92,587	$139,077	$284,912	$462,846
Net cash paid (refund received) for income taxes	(220)	90	(324,792)	(29,924)

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2010

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

Operating results for the three- and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2009 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2009 Annual Report on Form 10-K.

The Company provides a full range of banking and related services through banking subsidiaries in ten Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). The Company also owns and operates certain nonbank subsidiaries that engage in wealth management services and other activities. See Note 3.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

On April 29, 2010, the FASB issued ASU No. 2010-18, Receivables, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU clarifies that modifications of loans accounted for within a pool under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality, would not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. Loans may be removed from the pool as a result of sale, foreclosure, or other events. This new guidance takes effect for the first interim or annual period ending after July 15, 2010, with early adoption permitted. We adopted this new guidance for the third quarter of 2010. The adoption did not significantly impact our accounting for purchased loans.

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

Additional accounting guidance recently adopted is discussed where applicable in the Notes to Consolidated Financial Statements.

3.	SALE OF SUBSIDIARY ASSETS

On September 3, 2010, the Company sold substantially all of the assets of its wholly-owned subsidiary, NetDeposit, to BServ, Inc. (dba BankServ), a privately-owned company. Both companies specialize in remote deposit capture and electronic payment technologies. The Company recognized a pretax gain on the sale of approximately $13.9 million, which was included in other noninterest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Amortized cost of investment securities held-to-maturity transferred to investment securities available-for-sale	$–	$–	$–	$1,058,159
Loans transferred to other real estate owned	139,374	158,603	480,066	391,929
Beneficial conversion feature of modified subordinated debt recorded in common stock	–	–	–	201,154
Subordinated debt exchanged for common stock	–	–	46,902	–
Subordinated debt converted to preferred stock	54,259	27,757	191,917	27,757
Acquisitions:
Assets acquired	–	1,611,693	–	2,981,279
Liabilities assumed	–	1,553,040	–	2,929,448

5.	INVESTMENT SECURITIES

Investment securities are summarized as follows (in thousands):

	September 30, 2010
		Recognized in OCI [1]			Not recognized in OCI [1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$576,984	$–	$–	$576,984	$10,953	$1,593	$586,344
Asset-backed securities:
Trust preferred securities – banks and insurance	264,693	–	25,152	239,541	588	60,606	179,523
Other	29,301	–	4,353	24,948	619	8,172	17,395
Other debt securities	100	–	–	100	–	–	100

	$871,078	$–	$29,505	$841,573	$12,160	$70,371	$783,362

Available-for-sale
U.S. Treasury securities	$48,711	$375	$–	$49,086			$49,086
U.S. Government agencies and corporations:							–
Agency securities	202,758	6,052	113	208,697			208,697
Agency guaranteed mortgage-backed securities	340,689	14,746	146	355,289			355,289
Small Business Administration loan-backed securities	844,545	5,965	8,013	842,497			842,497
Municipal securities	178,077	4,727	89	182,715			182,715
Asset-backed securities:
Trust preferred securities – banks and insurance	1,953,739	53,179	741,317	1,265,601			1,265,601
Trust preferred securities – real estate investment trusts	50,085	–	30,950	19,135			19,135
Auction rate securities	134,072	1,241	652	134,661			134,661
Other	108,349	1,383	26,994	82,738			82,738

	3,861,025	87,668	808,274	3,140,419			3,140,419
Other securities:
Mutual funds and stock	155,305	140	–	155,445			155,445

	$4,016,330	$87,808	$808,274	$3,295,864			$3,295,864

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2009
		Recognized in OCI [1]			Not recognized in OCI [1]
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$610,661	$–	$–	$610,661	$9,452	$4,535	$615,578
Asset-backed securities:
Trust preferred securities – banks and insurance	265,293	–	25,564	239,729	5	37,527	202,207
Other	32,304	–	5,689	26,615	546	9,230	17,931
Other debt securities	100	–	–	100	–	2	98

	$908,358	$–	$31,253	$877,105	$10,003	$51,294	$835,814

Available-for-sale
U.S. Treasury securities	$40,631	$645	$–	$41,276			$41,276
U.S. Government agencies and corporations:
Agency securities	243,371	6,195	189	249,377			249,377
Agency guaranteed mortgage-backed securities	386,417	12,143	214	398,346			398,346
Small Business Administration loan-backed securities	799,313	2,614	21,473	780,454			780,454
Municipal securities	241,214	5,644	658	246,200			246,200
Asset-backed securities:
Trust preferred securities – banks and insurance	2,133,893	41,633	784,219	1,391,307			1,391,307
Trust preferred securities – real estate investment trusts	67,566	–	40,465	27,101			27,101
Auction rate securities	165,106	1,274	2,116	164,264			164,264
Other	146,518	2,006	54,538	93,986			93,986

	4,224,029	72,154	903,872	3,392,311			3,392,311
Other securities:
Mutual funds and stock	154,770	11	–	154,781			154,781

	$4,378,799	$72,165	$903,872	$3,547,092			$3,547,092

[1]	Other comprehensive income

During the first two quarters of 2009, we reassessed the classification of certain asset-backed and trust preferred collateralized debt obligation (“CDO”) securities as part of our ongoing review of the investment securities portfolio. We reclassified approximately $596 million at fair value of held-to-maturity (“HTM”) securities to available-for-sale (“AFS”). Unrealized losses added to OCI at the time of these transfers were $130.4 million. The reclassifications were made subsequent to ratings downgrades, as permitted under ASC 320, Investments – Debt and Equity Securities. No gain or loss was recognized in the statement of income at the time of reclassification.

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of September 30, 2010 by expected maturity distribution for asset-backed securities and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Held-to-maturity		Available-for-sale
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$64,315	$65,087	$357,285	$349,824
Due after one year through five years	217,101	218,377	821,946	788,892
Due after five years through ten years	204,229	185,345	820,345	694,681
Due after ten years	385,433	314,553	1,861,449	1,307,022

	$871,078	$783,362	$3,861,025	$3,140,419

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position (in thousands):

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$51	$2,555	$1,542	$26,187	$1,593	$28,742
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	85,758	179,524	85,758	179,524
Other	–	–	12,525	17,395	12,525	17,395

	$51	$2,555	$99,825	$223,106	$99,876	$225,661

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$86	$10,181	$27	$980	$113	$11,161
Agency guaranteed mortgage-backed securities	146	14,194	–	–	146	14,194
Small Business Administration loan-backed securities	1,338	109,324	6,675	392,242	8,013	501,566
Municipal securities	63	6,104	26	3,372	89	9,476
Asset-backed securities:
Trust preferred securities – banks and insurance	1,099	13,957	740,218	866,668	741,317	880,625
Trust preferred securities – real estate investment trusts	–	–	30,950	19,135	30,950	19,135
Auction rate securities	272	21,519	380	10,686	652	32,205
Other	–	–	26,994	70,679	26,994	70,679

	$3,004	$175,279	$805,270	$1,363,762	$808,274	$1,539,041

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$406	$24,261	$4,129	$24,973	$4,535	$49,234
Asset-backed securities:
Trust preferred securities – banks and insurance	104	449	62,987	201,757	63,091	202,206
Other	421	2,719	14,498	15,212	14,919	17,931
Other debt securities	2	98	–	–	2	98

	$933	$27,527	$81,614	$241,942	$82,547	$269,469

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$18	$4,012	$171	$3,563	$189	$7,575
Agency guaranteed mortgage-backed securities	206	28,993	8	874	214	29,867
Small Business Administration loan-backed securities	1,595	129,603	19,878	468,249	21,473	597,852
Municipal securities	644	32,115	14	777	658	32,892
Asset-backed securities:
Trust preferred securities – banks and insurance	6,094	71,656	778,125	941,215	784,219	1,012,871
Trust preferred securities – real estate investment trusts	31,923	18,265	8,542	8,836	40,465	27,101
Auction rate securities	2,116	150,519	–	–	2,116	150,519
Other	2,182	8,110	52,356	65,065	54,538	73,175

	$44,778	$443,273	$859,094	$1,488,579	$903,872	$1,931,852

ZIONS BANCORPORATION AND SUBSIDIARIES

We conduct a formal review of investment securities on a quarterly basis under ASC 320 for the presence of other-than-temporary impairment (“OTTI”). We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred if (1) we intend to sell the security; (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. Our 2009 Annual Report on Form 10-K describes our OTTI evaluation process. The following discussion only includes those security types with significant gross unrealized losses. Our conclusions from this OTTI evaluation are presented below:

Asset-backed securities

Trust preferred securities – banks and insurance: These CDO securities are variable rate pools of trust preferred securities related to banks and insurance companies. They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”), which are rating agencies registered with the SEC. They were purchased generally at par. Unrealized losses were caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads for asset-backed securities; and (3) general illiquidity in the market for CDOs. Our ongoing review of these securities in accordance with the policy in our 2009 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities.

Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Our ongoing review of these securities in accordance with the policy in our 2009 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities.

Other asset-backed securities: The majority of these CDO securities were purchased from Lockhart at their carrying values and were adjusted to fair value. These adjustments to fair value were included in valuation losses on securities purchased in 2009. Certain of these CDOs consist of structured asset-backed CDOs (“ABS CDOs”) (also known as diversified structured finance CDOs). Our ongoing review of these securities in accordance with the policy in our 2009 Annual Report on Form 10-K determined that OTTI should be recorded on certain of these securities.

U.S. Government agencies and corporations

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, we believe that no OTTI exists for these securities at September 30, 2010.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in current period earnings (in thousands):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(5,357)	$(318,423)	$(323,780)	$(5,206)	$(269,251)	$(274,457)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized [1]	–	(3,033)	(3,033)	–	(3,358)	(3,358)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	–	(20,679)	(20,679)	(151)	(69,526)	(69,677)

Subtotal of amounts recognized in earnings	–	(23,712)	(23,712)	(151)	(72,884)	(73,035)
Reductions for securities sold during the period			–			–

Balance of credit-related OTTI at end of period	$(5,357)	$(342,135)	$(347,492)	$(5,357)	$(342,135)	$(347,492)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(3,667)	$(127,830)	$(131,497)	$(50,458)	$(51,641)	$(102,099)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized [1]	–	(38,756)	(38,756)	(15,222)	(53,326)	(68,548)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	–	(17,759)	(17,759)	(3,290)	(109,319)	(112,609)

Subtotal of amounts recognized in earnings	–	(56,515)	(56,515)	(18,512)	(162,645)	(181,157)
Transfers of securities from HTM to AFS	–	–	–	65,303	(65,303)	–
Reductions for securities sold during the period	–	–	–	–	95,244	95,244

Balance of credit-related OTTI at end of period	$(3,667)	$(184,345)	$(188,012)	$(3,667)	$(184,345)	$(188,012)

[1]	Relates to securities not previously impaired.
[2]	Relates to additional impairment on securities previously impaired.

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

Noncredit-related OTTI on securities not expected to be sold, and for which it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis, was recognized in OCI as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009 [1]
Noncredit-related OTTI, pretax:
HTM	$–	$–	$–	$(395)
AFS	49,370	141,863	68,174	254,747

Total	$49,370	$141,863	$68,174	$254,352

Total noncredit-related OTTI, after-tax	$30,491	$84,748	$42,103	$152,531

[1]	Includes the transfer of $76.7 million of OTTI when we reclassified HTM securities to AFS.

As of January 1, 2009, we reclassified to OCI $137.5 million after-tax as a cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings.

ZIONS BANCORPORATION AND SUBSIDIARIES

At September 30, 2010 and 2009, respectively, 53 and 116 HTM and 543 and 764 AFS investment securities were in an unrealized loss position.

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2010		September 30, 2009		September 30, 2010			September 30, 2009
	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses		Gross gains	Gross losses
Investment securities:
Held-to-maturity	$–	$–	$–	$–	$–	$151	[1]	$–	$1,762
Available-for-sale	8,427	23,711	1,946	56,560	10,241	72,911		6,703	391,546

Other noninterest-bearing investments:
Securities held by consolidated SBICs	751	2,223	–	3,100	4,825	10,964		434	4,506
Other	390	–	1,294	–	392	–		1,306	–

	9,568	25,934	3,240	59,660	15,458	84,026		8,443	397,814

Net losses		$(16,366)		$(56,420)		$(68,568)			$(389,371)

Statement of income information:
Net impairment losses on investment securities		$(23,712)		$(56,515)		$(73,035)			$(181,157)
Valuation losses on securities purchased		–		–		–			(212,092)

		(23,712)		(56,515)		(73,035)			(393,249)
Equity securities gains (losses), net		(1,082)		(1,805)		(5,747)			339
Fixed income securities gains, net		8,428		1,900		10,214			3,539

Net losses		$(16,366)		$(56,420)		$(68,568)			$(389,371)

[1]	Represents the amount of OTTI reclassified to the gross losses for AFS securities, as a result of the previously discussed transfer of HTM securities to AFS.

Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Valuation losses on securities purchased of $212.1 million during the nine months ended September 30, 2009 included $187.9 million from the purchase of securities by Zions Bank from Lockhart due to rating downgrades prior to fully consolidating Lockhart in June 2009. Also included in the valuation losses were $24.2 million when we voluntarily purchased auction rate securities previously sold to customers by certain Company subsidiaries.

Securities with a carrying value of $1.6 billion at September 30, 2010 and $1.8 billion at December 31, 2009 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

6.	PURCHASED LOANS

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Upon acquisition, in accordance with applicable accounting guidance, the acquired loans were recorded at their fair value without a corresponding allowance for loan losses. The acquired foreclosed assets and subsequent real estate foreclosures were included with other real estate owned in the balance sheet and amounted to $52.4 million at September 30, 2010, $54.1 million at December 31, 2009, and $54.7 million at September 30, 2009.

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

The outstanding balances of all contractually required payments and the related carrying amounts for loans under ASC 310-30 are as follows (in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009
Commercial lending	$444,130	605,399	$666,199
Commercial real estate	852,693	1,176,313	1,216,948
Consumer	85,578	114,678	110,943

Outstanding balance	$1,382,401	$1,896,390	$1,994,090

Carrying amount	$980,937	$1,304,251	$1,454,462
Allowance for loan losses [1]	43,503	–	–

Carrying amount, net	$937,434	$1,304,251	$1,454,462

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

Over the life of the loan or pool, we continue to estimate cash flows expected to be collected. We evaluate at the balance sheet date whether the estimated present value of these loans using the effective interest rates has decreased and if so, we record a provision for loan losses. The present value of any subsequent increase in the loan’s actual or expected cash flows is used first to reverse any existing allowance for loan losses. Such reversal did not occur for the periods presented herein. For any remaining increases in cash flows expected to be collected, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize such increase in interest income. Additionally, when changes in expected cash flows occur, to the extent applicable, we adjust the amount recoverable from the FDIC (also referred to as the FDIC indemnification asset) through a charge or credit (depending on whether there was an increase or decrease in expected cash flows) to other noninterest expense.

ZIONS BANCORPORATION AND SUBSIDIARIES

Certain acquired loans within the scope of ASC 310-30 are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. As allowed under ASC 310-30 in these circumstances, interest income is recognized on a cash basis similar to the cost recovery methodology used for nonaccrual loans. Amounts for these loans are included in the carrying amounts in the preceding table. At September 30, 2010, the net carrying amount of these loans was approximately $103.4 million.

Changes in the accretable yield are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance at beginning of period	$252,228	$81,174	$161,976	$–
Additions	–	110,768	–	201,935
Accretion	(24,759)	(20,359)	(67,854)	(35,291)
Reclassification from nonaccretable difference	12,731	–	140,987	–
Disposals and other	2,682	9,241	7,773	14,180

Balance at end of period	$242,882	$180,824	$242,882	$180,824

During the three and nine months ended September 30, 2010, we increased the allowance for loan losses for all FDIC-acquired loans by a charge to the provision for loan losses of $27.9 million and $56.7 million, respectively. As described subsequently and in accordance with the loss sharing agreements, a portion of these amounts are recoverable from the FDIC and comprise the FDIC indemnification asset. Charge-offs, net of recoveries, for the three and nine months ended September 30, 2010 were $7.1 million and $10.2 million, respectively. No provision or charge-offs were applicable in 2009.

Changes in the FDIC indemnification asset for 2010 are as follows (in thousands):

	September 30, 2010
	Three months ended	Nine months ended

Balance at beginning of period	$243,824	$293,308
Amounts filed with the FDIC and collected or in process	(17,780)	(78,919)
Net change in asset balance due to reestimation of projected cash flows	7,586	20,930
Other	–	(1,689)

Balance at end of period	$233,630	$233,630

The balance of the FDIC indemnification asset was $293.3 million at December 31, 2009 and $363.2 million at September 30, 2009. The amount was initially recorded at fair value using projected cash flows based on credit adjustments for each loan type and the loss sharing reimbursement of 80% or 95%, as appropriate. The timing of the cash flows was adjusted to reflect management’s expectations to receive the FDIC reimbursements within the estimated loss period. Discount rates were based on U.S. Treasury rates or the AAA composite yield on investment grade bonds of similar maturity. The amount is adjusted as actual loss experience is developed and estimated losses covered under the loss sharing agreements are updated. Estimated loan losses, if any, in excess of the amounts recoverable are reflected as period expenses through the provision for loan losses.

ZIONS BANCORPORATION AND SUBSIDIARIES

Subsequent to the acquisitions, the allowance for loan losses for FDIC-supported loans is determined without giving consideration to the amounts recoverable under the loss sharing agreements (since the loss sharing agreements are separately accounted for and thus presented “gross” on the balance sheet).

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We record all derivatives on the balance sheet at fair value in accordance with ASC 815, Derivatives and Hedging. Note 11 discusses the determination of fair value for derivatives, except for the Company’s total return swap which is discussed subsequently. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to manage the exposure to credit risk, which can include total return swaps, are considered credit derivatives. When put in place after purchase of the asset(s) to be protected, these derivatives generally may not be designated as accounting hedges. See discussion following regarding the total return swap.

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

Selected information with respect to notional amounts and recorded gross fair values at September 30, 2010 and 2009, and the related gain (loss) of derivative instruments for the three and nine months then ended is summarized as follows (in thousands):

				Amount of derivative gain (loss) recognized/reclassified
				OCI		Reclassified from AOCI to interest income		Noninterest income			Offset to interest expense
		Fair value		Three months ended	Nine months ended	Three months ended	Nine months ended	Three months ended	Nine months ended		Three months ended	Nine months ended
	Notional amount	Other assets	Other liabilities

	September 30, 2010			September 30, 2010		September 30, 2010		September 30, 2010			September 30, 2010
Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges[1]:
Interest rate swaps	$520,000	$30,375	$–	$3,507	$13,564	$15,502	$49,053
Interest rate floors	95,000	1,734	–	(228)	1,160	548	2,196
Terminated swaps and floors								$2,088	$8,676

	615,000	32,109	–	3,279	14,724	16,050	51,249	2,088	8,676	[3]
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt											$723	$2,412

Total derivatives designated as hedging instruments	615,000	32,109	–	3,279	14,724	16,050	51,249	2,088	8,676		723	2,412

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	169,982	3,714	3,813					(255)	(479)
Interest rate swaps for customers[2]	3,061,877	97,934	104,717					(32)	(3,369)
Energy commodity swaps for customers[2]	15,665	1,362	1,338					17	(264)
Basis swaps	225,000	42	9					360	247
Futures contracts	8,658,000	374	1					4,266	4,949
Total return swap	1,159,686	–	20,855					(22,795)	(22,795)

Total derivatives not designated as hedging instruments	13,290,210	103,426	130,733					(18,439)	(21,711)

Total derivatives	$13,905,210	$135,535	$130,733	$3,279	$14,724	$16,050	$51,249	$(16,351)	$(13,035)		$723	$2,412

ZIONS BANCORPORATION AND SUBSIDIARIES

				Amount of derivative gain (loss) recognized/reclassified
				OCI		Reclassified from AOCI to interest income		Noninterest income			Offset to interest expense
		Fair value		Three months ended	Nine months ended	Three months ended	Nine months ended	Three months ended	Nine months ended		Three months ended	Nine months ended
	Notional amount	Other assets	Other liabilities
	September 30, 2009			September 30, 2009		September 30, 2009		September 30, 2009			September 30, 2009
Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges[1]:
Interest rate swaps	$1,190,000	$87,800	$–	$15,165	$7,885	$26,316	$87,061
Interest rate floors	190,000	5,373	–	(330)	2,510	1,773	4,272
Terminated swaps and floors								$61,103	$74,259

	1,380,000	93,173	–	14,835	10,395	28,089	91,333	61,103	74,259	[3]
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt											$1,565	$24,629
Terminated swap gain on debt modificiation									161,300

Total derivatives designated as hedging instruments	1,380,000	93,173	–	14,835	10,395	28,089	91,333	61,103	235,559		1,565	24,629

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	210,354	4,576	4,652					(1,477)	(1,014)
Interest rate swaps for customers[2]	3,675,581	82,113	83,274					(1,976)	6,459
Energy commodity swaps for customers[2]	274,280	15,064	14,771					(626)	604
Basis swaps	705,000	147	151					1,619	7,716
Futures contracts	25,000	–	–					434	575

Total derivatives not designated as hedging instruments	4,890,215	101,900	102,848					(2,026)	14,340

Total derivatives	$6,270,215	$195,073	$102,848	$14,835	$10,395	$28,089	$91,333	$59,077	$249,899		$1,565	$24,629

Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
[3]

Amounts for the nine months ended September 30, 2010 and 2009 of $8,676 and $74,259, respectively, which reflect the acceleration of OCI amounts reclassified to income that related to previously terminated hedges, together with the reclassification amounts of $51,249 and $91,333, or a total of $59,925 and $165,592, respectively, are the amounts of reclassification included in the changes in OCI presented in Note 9.

At September 30, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $6.7 million and $(0.2) million in 2010, and $2.3 million and $1.0 million in 2009, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

Fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) have been offset against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. In the balance sheet, cash collateral was used to reduce recorded amounts of derivative assets and liabilities by $0.9 million and $2.9 million at September 30, 2010, and $19.0 million and $2.5 million at September 30, 2009, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Futures contracts primarily consist of two types: (1) Eurodollar futures contracts that allow us to extend the duration of certain Federal Reserve account balances. These contracts typically reference the 90-day LIBOR rate. (2) Highly liquid exchange-traded federal funds futures contracts that are traded to manage interest rate risk on certain CDO securities. These identified mixed straddle contracts are executed to convert three- and six-month fixed cash flows into cash flows that vary with daily fluctuations in interest rates. The accounts for both types of futures contracts are cash settled daily.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized generally on a straight-line basis to interest income or expense over the period to their previously stated maturity dates.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following September 30, 2010, we estimate that additional projected gains of $23 million and accretion/amortization of $23 million, or a total of $46 million, will be reclassified.

Total Return Swap

On July 28, 2010, we entered into a total return swap and related interest rate swaps (“TRS”) with Deutsche Bank AG relating to a portfolio of $1.16 billion notional amount of our bank and insurance trust preferred CDOs. As a result of the TRS, Deutsche Bank assumed all of the credit risk of this CDO portfolio, providing timely payment of all scheduled payments of interest and principal when contractually due to the Company (without regard to acceleration or deferral events). We can cancel the TRS quarterly after the first year and remove individual securities on or after the end of the sixth year. Additionally, with the consent of Deutsche Bank, we can transfer the TRS to a third party in part or in whole. Deutsche Bank cannot cancel the TRS except in the event of nonperformance by the Company and under certain other circumstances customary to ISDA swap agreements.

This transfer of credit risk reduced the Company’s regulatory capital risk weighting for these investments. The underlying securities were originally rated primarily A and BBB and carry some of the highest risk-weightings of the securities in the Company’s portfolio. As a result, the transaction reduced regulatory risk-weighted assets and improved the Company’s risk-based capital ratios.

This transaction did not qualify for hedge accounting and did not change the accounting for the underlying securities, including the quarterly analysis of OTTI and OCI. As a result, future potential OTTI, if any, associated with the underlying securities may not be offset by any valuation adjustment on the swap in the quarter in which OTTI is recognized and OTTI changes could result in reductions in our regulatory capital ratios, which could be material.

During the third quarter of 2010, we recorded a negative initial value for the TRS of $22.8 million, which is included in fair value and nonhedge derivative income (loss), and structuring costs of $11.6 million, which are included in other noninterest expense. The negative initial value is approximately equal to the first-year fees we will incur for the TRS (that is, during the period we are unable to cancel the transaction). The fair value of the TRS derivative liability was $20.9 million at September 30, 2010.

Both the fair value of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. Absent major changes in these projected cash flows, we expect the value of the TRS to become less negative compared to the negative initial value as the period that we are unable to cancel the transaction shortens.

ZIONS BANCORPORATION AND SUBSIDIARIES

After the first year of the transaction, we expect to incur subsequent net quarterly costs of approximately $5.3 million under the TRS, including related interest rate swaps and scheduled payments of interest on the underlying CDOs, as long as the TRS remains in place for this CDO portfolio. The payments under the transaction generally include or arise from (1) payments by Deutsche Bank to the Company of all scheduled payments of interest and principal when contractually due to the Company, and payment by the Company to Deutsche Bank of a fixed quarterly or semiannual guarantee fee based on the notional amount of the CDO portfolio in the transaction; (2) an interest rate swap pursuant to which Deutsche Bank pays the Company a fixed interest rate and the Company pays to Deutsche Bank a floating interest rate (generally three month LIBOR) on the notional amount of the CDO portfolio in the transaction; and (3) a third swap between the Company and Deutsche Bank included in the transaction in order to hedge each party’s exposure to change in interest rates over the life of the transaction. In addition, under the terms of the transaction, payments from the CDOs will continue to be made to the Company and retained by the Company; this recovery amount, plus assumed reinvestment earnings at an imputed interest rate, generally three month LIBOR, will offset principal payments that Deutsche Bank would otherwise be required to make.

The net economic result of the payment streams described in the preceding paragraph is the approximate $5.3 million per quarter noted above. Our estimated quarterly expense amount would be impacted by, among other things, changes in the composition of the CDO portfolio included in the transaction and changes over time in the forward LIBOR rate curve. Payments under the third swap begin on the second payment date of each covered security. If the forward interest rates projected in mid-July 2010 occur, no net payment will be due by either party under this third swap. If rates increase more than projected, the payment will be to the Company from Deutsche Bank and if less than projected the payment will be the reverse. The Company’s costs are also subject to adjustment in the event of future changes in regulatory requirements applicable to Deutsche Bank, if we do not then elect to terminate the transaction. Should such cost increases occur in the first year, we may cancel the transaction with no payment due beyond the liability already incurred. Termination by the Company for such regulatory changes applicable to Deutsche Bank after year one will result in no payment by the Company.

At September 30, 2010, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

1)	The Company built on its fair valuation process for the underlying CDO portfolio and utilized those same projected cash flows to quantify the extent and timing of payments to be received from the Trustee related to each CDO and in aggregate. These cash flows, plus assumed reinvestment earnings constitute an estimated recovery amount, the extent of which will offset Deutsche Bank’s required principal payments. The internal valuation utilized the Company’s estimate of each of the cash flows to/from each leg of the derivative and from each covered CDO through maturity and also through the first date on which we may terminate. For valuation purposes, we assumed that a market participant would cancel the TRS at the first opportunity if the TRS did not have a positive value based on the best estimates of cash flows through maturity. Consequently, the fair value approximated the amount of required payments up to the earliest termination date.

2)	A valuation from a market participant in possession of all relevant terms and costs of the TRS structure.

We considered the observable input or inputs from market participants as well as the results of our internal modeling to estimate the fair value of the TRS. We expect to continue the use of this methodology in subsequent periods.

ZIONS BANCORPORATION AND SUBSIDIARIES

8.	GOODWILL

Impairment losses totaling $634.0 million were charged to goodwill during the nine months ended September 30, 2009. The losses primarily reflect impairment at Amegy.

9.	DEBT AND SHAREHOLDERS’ EQUITY

During the three and nine months ended September 30, 2010, we issued senior medium-term notes of $37.0 million and $156.9 million, respectively, with maturities from February 2011 to February 2013, and interest rates from 3.25% to 5.75%. We also redeemed medium-term notes of $36.4 million and $101.5 million during these same periods. During the first quarter of 2010, we issued an additional $41 million of the 7.75% unsecured senior notes previously issued during the fourth quarter of 2009 that are due September 23, 2014.

During the third quarter of 2010, $54.3 million of convertible subordinated debt was converted into $63.5 million of the Company’s preferred stock, consisting of 54,219 shares of Series C and 40 shares of Series A. For the nine months ended September 30, 2010, a total of $191.9 million of convertible subordinated debt was converted into $223.8 million of the Company’s preferred stock, consisting of 191,877 shares of Series C and 40 shares of Series A. The conversions included the transfer from common stock to preferred stock of $9.2 million and $31.8 million for the three and nine months ended September 30, 2010, respectively, of the intrinsic value of the beneficial conversion feature. The amount of this conversion feature was included with common stock at the time of the debt modification in June 2009. Accelerated discount amortization on the converted debt increased interest expense during these same periods by $27.5 million and $99.1 million.

We sold $142.5 million of Series E preferred stock during the second quarter of 2010 with an initial dividend rate of 11%. The offering of this new preferred stock consisted of 5,700,000 depositary shares at $25 per share (each share representing a 1/40th ownership interest in a share of Series E Fixed-Rate Resettable Non-Cumulative Perpetual Preferred Stock).

During the second quarter of 2010, $8.6 million of Series A preferred stock was exchanged for 224,903 shares of the Company’s common stock at the fair value on the exchange date of $23.82 per share. The $5.5 million of common stock issued in this preferred stock redemption increased retained earnings by approximately $3.1 million.

We sold 7,000,000 common stock warrants for $36.8 million, or $5.25 per warrant, during the third quarter of 2010. These warrants are part of the same series of warrants initially sold during the second quarter of 2010, when we sold 22,281,640 warrants for $185.0 million, or $8.3028 per warrant. Each of all of the warrants can be exercised for a share of common stock at an initial price of $36.63 through May 22, 2020. Net of commissions and fees, the total issuance added $214.7 million to common stock.

During the first quarter of 2010, we completed our offer commenced on March 1, 2010 to exchange any and all of the Company’s currently outstanding nonconvertible subordinated debt into shares of common stock. We issued 2,165,391 shares, or $46.9 million net of commissions and fees, in exchange for $55.6 million of debt. The net pretax gain on subordinated debt exchange included in the statement of income was approximately $14.5 million for the nine months ended September 30, 2010, and represented the difference between the carrying value of the debt exchanged and the fair value of the common stock issued, net of commissions and fees. The number of shares issued was determined using an exchange ratio based on a common stock price of $22.5433 per share, which was calculated based on the defined weighted average price of our common stock for each of the five consecutive days ending on the March 24, 2010 expiration date.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the three and nine months ended September 30, 2010, we sold under equity distribution agreements a total of 3,936,300 shares and 23,973,957 shares of common stock for $75.5 million and $515.3 million (average price of $19.18 and $21.49), respectively. Net of commissions and fees, the total sales for the nine-month period added $507.2 million to common stock.

We liquidated our ownership of certain consolidated venture funds during the second quarter of 2010. We also changed the ownership structure of another venture fund such that we are no longer required to consolidate it under the new accounting guidance in ASC 810. The effect of these transactions and results of operations for the nine months ended September 30, 2010 decreased the amount of noncontrolling interests to $(0.8) million at September 30, 2010. The consolidated financial statements were not otherwise significantly affected.

On May 28, 2010, Company shareholders approved an amendment to our Restated Articles of Incorporation to increase the number of authorized preferred shares from 3,000,000 to 4,400,000.

During June 2009, we recognized a pretax gain of $493.7 million when we modified certain subordinated debt to permit conversion into the Company’s preferred stock. In this connection, we also recorded $201.2 million after-tax directly in common stock for the intrinsic value of the beneficial conversion feature of the modified subordinated debt. At the time of each conversion of the modified convertible debt to preferred stock, a proportional amount of the intrinsic value of the beneficial conversion feature is transferred from common stock to preferred stock. Debt discount of approximately $665.5 million, which includes the value of the beneficial conversion feature, was recorded in connection with the subordinated debt modification and is amortized to income using the interest method over the remaining terms of the subordinated debt. The rate of amortization is accelerated if and as holders of the subordinated debt elect to convert it into preferred stock through the immediate expensing of any unamortized discount associated with the converted debt. The balance of this debt discount was $472.9 million at September 30, 2010.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes the changes in accumulated other comprehensive income (loss) included in shareholders’ equity (in thousands):

	Net unrealized gains (losses) on investments, retained interests and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total
Nine Months Ended September 30, 2010:
Balance, December 31, 2009	$(462,412)	$68,059	$(42,546)	$(436,899)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains, net of income tax expense of $9,156	15,682			15,682
Reclassification for net losses included in earnings, net of income tax benefit of $24,220	38,601			38,601
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $26,071	(42,103)			(42,103)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $62	101			101
Net unrealized losses, net of reclassification to earnings of $59,925 and income tax benefit of $17,329		(27,872)		(27,872)
Pension and postretirement, net of income tax benefit of $46			(63)	(63)

Other comprehensive income (loss)	12,281	(27,872)	(63)	(15,654)

Balance, September 30, 2010	$(450,131)	$40,187	$(42,609)	$(452,553)

Nine Months Ended September 30, 2009:
Balance, December 31, 2008	$(248,871)	$196,656	$(46,743)	$(98,958)
Cumulative effect of change in accounting principle, adoption of new OTTI guidance in ASC 320	(137,462)			(137,462)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $50,543	(82,003)			(82,003)
Reclassification for net losses included in earnings, net of income tax benefit of $61,639	96,545			96,545
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $101,821	(152,531)			(152,531)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $653	963			963
Net unrealized losses, net of reclassification to earnings of $165,592 and income tax benefit of $59,531		(95,666)		(95,666)

Other comprehensive loss	(137,026)	(95,666)	–	(232,692)

Balance, September 30, 2009	$(523,359)	$100,990	$(46,743)	$(469,112)

10.	INCOME TAXES

The effective rate of the income tax benefit for the nine months ended September 30, 2010 was increased mainly by the proportional increase of nontaxable items relative to the loss before income taxes, and reduced primarily by the taxable surrender of certain bank-owned life insurance policies and the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock.

The balance of net deferred tax assets was approximately $585 million at September 30, 2010, $498 million at December 31, 2009, and $582 million at September 30, 2009. We evaluate the net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of September 30, 2010.

ZIONS BANCORPORATION AND SUBSIDIARIES

11.	FAIR VALUE

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

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data. This category generally includes certain private equity investments, most CDO securities, and the total return swap.

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

Trust preferred collateralized debt obligations

Substantially all the CDO portfolio is fair valued under Level 3 using an income-based cash flow modeling approach incorporating several methodologies that primarily include internal and third party models. The model used for estimating the fair value of bank and insurance trust preferred CDOs remains the same as disclosed in the Company’s 2009 Annual Report on Form 10-K. Each quarter we seek to identify actual trades of securities in this asset class to determine whether the comparability of the security and the orderliness of the trades make such reported prices suitable for inclusion as or consideration in our fair value estimates in accordance with ASU 2010-06.

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

We have found that for publicly traded deferring banks, the ratio-based approach generally resulted in higher PDs than did the licensed third party proprietary reduced model for banks that subsequently failed. To better project publicly traded bank failures, we utilize the higher of the PDs from our ratio-based approach and those from the licensed third party model for publicly traded deferring banks. Our ratio-based approach, while generally referencing trailing quarter regulatory ratios, seeks to incorporate the most recent available information. In the third quarter of 2010, we utilized pro forma capital ratios for six deferring publicly traded banks in order to reflect the significant capital raises completed by each bank during the quarter.

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

For the third quarter of 2010, we utilized a discount rate range of LIBOR+3.77% for the highest quality/most over-collateralized tranches and LIBOR+43.1% for the lowest credit quality tranche in order to reflect market level assumptions for structured finance securities. These discount rates are in addition to the credit-related discounts applied to the cash flows for each tranche. The range of the projected cumulative credit loss of the CDO pools varies extensively across pools and ranges between 12.7% and 52.7%. We changed certain modeling assumptions in the third quarter, which included increasing prepayment speeds due to the probable early redemption by certain issuing banks of their trust preferred securities. The recently enacted Dodd-Frank Act includes a phased-in disallowance of certain trust preferred securities as Tier 1 capital. The effect of the assumption changes was not significant to the fair value of these securities, but did account for $11.6 million of the $23.7 million of OTTI discussed in Note 5.

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

Certain REIT and ABS CDOs are fair valued by third party services using their proprietary models. These models utilize relevant data assumptions, which we evaluate for reasonableness. These assumptions include, but are not limited to, discount rates, PDs, loss-given-default rates, over-collateralization levels, and rating transition probability matrices from rating agencies. Key assumptions are included subsequently. The model prices obtained from third party services were evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data which included third party and internal model results and valuations.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Derivatives

Derivatives are fair valued according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts that have been fair valued under Level 1 because they are traded in active markets. OTC derivatives consist of interest rate swaps and options as well as energy commodity derivatives for customers. These derivatives are fair valued under Level 2 using third party services. Observable market inputs include yield curves (the LIBOR swap curve and applicable basis swap curves), foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as appropriate to the total expected exposure of the derivative. Amounts disclosed in the following schedule include the foreign currency exchange contracts that are not included in Note 7 in accordance with ASC 815. The amounts are also presented net of the cash collateral offsets discussed in Note 7. Also see the discussion in Note 7 for the determination of fair value of the total return swap.

Securities sold, not yet purchased

Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets and liabilities measured at fair value by class on a recurring basis, including one security in 2009 elected under the fair value option, are summarized as follows at September 30, 2010 and 2009 (in thousands):

	September 30, 2010
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$47,605	$1,407,964		$1,455,569
Municipal securities		159,281	$23,434	182,715
Asset-backed securities:
Trust preferred – banks and insurance		1,714	1,263,887	1,265,601
Trust preferred – real estate investment trusts			19,135	19,135
Auction rate			134,661	134,661
Other (including ABS CDOs)		12,091	70,647	82,738
Mutual funds and stock	148,688	6,757		155,445

	196,293	1,587,807	1,511,764	3,295,864
Trading account		42,811		42,811
Other noninterest-bearing investments:
Private equity		5,077	144,337	149,414
Other assets:
Derivatives:
Interest rate related and other		36,721		36,721
Interest rate swaps for customers		97,934		97,934
Foreign currency exchange contracts	7,296			7,296

	7,296	134,655		141,951

	$203,589	$1,770,350	$1,656,101	$3,630,040

LIABILITIES
Securities sold, not yet purchased	$12,050	$29,893		$41,943
Other liabilities:
Derivatives:
Interest rate related and other		2,433		2,433
Interest rate swaps for customers		104,717		104,717
Foreign currency exchange contracts	6,786			6,786
Total return swap			$20,855	20,855

	6,786	107,150	20,855	134,791
Other			451	451

	$18,836	$137,043	$21,306	$177,185

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2009
	Level 1	Level 2	Level 3		Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury and agencies	$39,914	$1,429,539			$1,469,453
Municipal securities		182,019	$64,181		246,200
Asset-backed securities:
Trust preferred – banks and insurance		1,524	1,389,783		1,391,307
Trust preferred – real estate investment trusts			27,101		27,101
Auction rate			164,264		164,264
Other		22,565	71,421		93,986
Mutual funds and stock	147,868	6,913			154,781

	187,782	1,642,560	1,716,750		3,547,092
Trading account		76,660	49	[1]	76,709
Other noninterest-bearing investments:
Private equity		21,682	154,676		176,358
Other assets:
Derivatives	4,023	176,282			180,305

	$191,805	$1,917,184	$1,871,475		$3,980,464

LIABILITIES
Securities sold, not yet purchased	$1,203	$38,157			$39,360
Other liabilities:
Derivatives	4,113	100,719			104,832
Other			$864		864

	$5,316	$138,876	$864		$145,056

[1]	Elected under fair value option, as discussed subsequently.

Selected additional information regarding key model inputs and assumptions used to fair value certain asset-backed securities by class under Level 2 and Level 3 include the following at September 30, 2010 (dollars in thousands):

	Fair value at September 30, 2010		Valuation approach	Constant default rate (“CDR”)		Loss severity	Prepayment rate
Asset-backed securities:
Trust preferred – banks	$1,059,056		Income	Pool specific	[3]	100%	Pool specific[7]
Trust preferred – insurance	363,864		Income	Pool specific	[4]	100%	6.5% per year
Trust preferred – individual	22,204		Market

	1,445,124	[1]
Trust preferred – real estate investment trusts	19,135		Income	Pool specific	[5]	10-100%	0% per year
Other (including ABS CDOs)	100,130	[2]	Income	Collateral specific	[6]	0-100%	Collateral weighted average life

[1]	Includes $1,265.6 million of AFS securities and $179.5 million of HTM securities.
[2]	Includes $82.7 million of AFS securities and $17.4 million of HTM securities.
[3]	CDR ranges: yr 1 – 0.03% to 22.8%; yrs 2-5 – 0.14% to 1.45%; yrs 6 to maturity – 0.30%.
[4]	CDR ranges: yr 1 – 0.22% to 0.31%; yrs 2-5 – 0.64% to 0.79%; yrs 6 to maturity – 0.30%.
[5]	CDR ranges: yr 1 – 3.8% to 8.5%; yrs 2-3 – 3.0% to 6.1%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.
[6]	These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.
[7]	CPR ranges: yrs 1-3 – 0% to 5.2%; yrs 4-5 – 0% to 15.45%; yrs 6 to maturity – 0.20%.

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

The following presents the percentage of total fair value of bank trust preferred CDOs by vintage year (origination date) according to original rating (dollars in thousands):

Vintage year	Fair value at September 30, 2010	Percentage of total fair value			Percentage of total fair value by vintage
		AAA	A	BBB
2001	$118,972	10.3%	0.9%	0.0%	11.2%
2002	245,108	20.7%	2.5%	0.0%	23.2%
2003	395,475	28.0%	8.9%	0.5%	37.4%
2004	166,877	6.8%	8.9%	0.0%	15.7%
2005	17,813	1.0%	0.6%	0.1%	1.7%
2006	72,367	2.9%	3.4%	0.5%	6.8%
2007	42,445	4.0%	0.0%	0.0%	4.0%

	$1,059,056	73.7%	25.2%	1.1%	100.0%

The following reconciles the beginning and ending balances of assets and liabilities for the three and nine months ended September 30, 2010 and 2009 that are measured at fair value by class on a recurring basis using Level 3 inputs (in thousands):

	Level 3 Instruments
	Three Months Ended September 30, 2010
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at June 30, 2010	$57,755	$1,311,398	$23,493	$157,078	$71,821	$147,612	$—	$(470)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income						1,848
Fair value and nonhdege derivative income (loss)							(22,795)
Equity securities losses, net						(1,472)
Fixed income securities gains, net	3,662	1,480		3,201	3
Net impairment losses on investment securities		(20,890)	(2,505)		(317)
Other noninterest expense								19
Other comprehensive income (loss)	(588)	(24,361)	(1,853)	(38)	(128)
Purchases, sales, issuances, and settlements, net	(37,395)	(3,740)		(25,580)	(732)	(3,651)	1,940

Balance at September 30, 2010	$23,434	$1,263,887	$19,135	$134,661	$70,647	$144,337	$(20,855)	$(451)

	Level 3 Instruments
	Nine Months Ended September 30, 2010
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2009	$64,314	$1,359,444	$24,018	$159,440	$62,430	$158,941	$—	$(522)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income						7,132
Fair value and nonhdege derivative income (loss)							(22,795)
Equity securities losses, net						(6,139)
Fixed income securities gains, net	4,095	2,138		3,466	358
Net impairment losses on investment securities		(62,750)	(6,230)		(4,103)
Other noninterest expense								71
Other comprehensive income (loss)	(1,051)	(26,321)	1,297	925	24,595
Purchases, sales, issuances, and settlements, net	(43,924)	(8,624)	50	(29,170)	(12,633)	(15,597)	1,940

Balance at September 30, 2010	$23,434	$1,263,887	$19,135	$134,661	$70,647	$144,337	$(20,855)	$(451)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended September 30, 2009
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Trading account[1]	Private equity investments	Other liabilities

Balance at June 30, 2009	$64,658	$1,534,823	$34,580	$171,252	$83,466	$49	$155,680	$(215)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income (loss)							(6,695)
Net impairment losses on investment securities		(37,339)	(9,245)		(9,931)
Other noninterest expense								(649)
Other comprehensive income (loss)	(108)	(105,175)	1,700	(213)	1,516
Purchases, sales, issuances, and settlements, net	(369)	(2,526)	66	(6,775)	(3,630)		5,691

Balance at September 30, 2009	$64,181	$1,389,783	$27,101	$164,264	$71,421	$49	$154,676	$(864)

	Level 3 Instruments
	Nine Months Ended September 30, 2009
	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Trading account[1]	Private equity investments	Other liabilities

Balance at December 31, 2008	$–	$659,253	$23,897	$1,710	$65,557	$956	$143,511	$(527)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income (loss)							(8,415)
Fair value and nonhedge derivative income (loss)						(907)
Equity securities gains, net							109
Fixed income securities gains (losses), net				247
Net impairment losses on investment securities		(46,932)	(76,511)		(10,858)
Valuation losses on securities purchased	(6,977)	(172,729)	(8,945)	(17,265)	(1,774)
Other noninterest expense								(337)
Other comprehensive income (loss)	(19)	(119,920)	48,261	(872)	4,583
Fair value of HTM securities transferred to AFS		565,282	15,280		15,674
Purchases, sales, issuances, and settlements, net	67,902	504,829	25,119	175,264	(1,761)		19,471
Net transfers in (out)	3,275			5,180

Balance at September 30, 2009	$64,181	$1,389,783	$27,101	$164,264	$71,421	$49	$154,676	$(864)

[1]	Elected under fair value option, as discussed subsequently.

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividends and other investment income	$3,121	$535	$5,315	$783
Equity securities gains (losses), net	(2,272)	–	(1,367)	–
Fixed income securities gains, net	8,346	–	10,057	247
Net impairment losses on investment securities sold	–	–	–	(67,015)

ZIONS BANCORPORATION AND SUBSIDIARIES

Assets with fair value changes during the periods indicated that are measured at fair value by class on a nonrecurring basis are summarized as follows (in thousands):

					Gains (losses) from fair value changes
	Fair value at September 30, 2010				Three months ended	Nine months ended
	Level 1	Level 2	Level 3	Total	September 30, 2010
ASSETS
HTM securities adjusted for OTTI			$3,502	$3,502	$–	$(151)
Loans held for sale		$29,436		29,436	–	–
Impaired loans			94,674	94,674	(13,495)	(106,640)
Other real estate owned		154,452		154,452	(41,543)	(122,849)

	$–	$183,888	$98,176	$282,064	$(55,038)	$(229,640)

					Gains (losses) from fair value changes
	Fair value at September 30, 2009				Three months ended	Nine months ended
	Level 1	Level 2	Level 3	Total	September 30, 2009
ASSETS
HTM securities adjusted for OTTI		$–	$4,118	$4,118	$–	$(1,761)
Loans held for sale		18,298	–	18,298	–	60
Impaired loans		–	253,935	253,935	(54,872)	(168,014)
Other real estate owned		156,047	–	156,047	(64,058)	(107,061)

	$–	$174,345	$258,053	$432,398	$(118,930)	$(276,776)

Loans held for sale relate to loans purchased under the Small Business Administration 7(a) program. They are fair valued under Level 2 based on quotes of comparable instruments.

Impaired loans that are collateral-dependent are fair valued under Level 3 based on the fair value of the collateral. At September 30, 2010, approximately $104 million of impaired loans that began making payments during the quarter were reclassified from collateral-dependent to noncollateral-dependent. The loan valuations were therefore based on the present value of future cash flows discounted at the expected coupon rates over the lives of the loans. Because the loans were not discounted at market interest rates, the valuations do not represent fair value under ASC 820, and have been excluded from the nonrecurring fair value balance in the preceding table for 2010.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Fair Value of Certain Financial Instruments

Following is a summary of the carrying values and estimated fair values of certain financial instruments (in thousands):

	September 30, 2010		September 30, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
HTM investment securities	$841,573	$783,362	$877,105	$835,814
Loans and leases (including loans held for sale), net of allowance	36,236,813	36,177,960	40,028,776	38,692,650

Financial liabilities:
Time deposits	4,455,097	4,520,046	6,734,277	6,820,665
Foreign deposits	1,447,507	1,448,640	2,014,626	2,015,542
FHLB advances and other borrowings	256,746	262,573	64,214	66,504
Long-term debt	1,904,632	2,384,088	2,293,899	2,635,120

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

ZIONS BANCORPORATION AND SUBSIDIARIES

12.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The following are guarantees issued by the Company (in thousands):

	September 30, 2010	December 31, 2009	September 30, 2009
Standby letters of credit:
Financial	$1,033,119	$1,071,851	$1,120,252
Performance	210,811	182,423	189,350

	$1,243,930	$1,254,274	$1,309,602

The Company’s 2009 Annual Report on Form 10-K contains further information about these letters of credit including their terms and collateral requirements. At September 30, 2010, the Company had recorded approximately $12.9 million as a liability for these guarantees, which consisted of $7.6 million attributable to the reserve for unfunded lending commitments and $5.3 million of deferred commitment fees.

As of September 30, 2010, the Parent has guaranteed approximately $300.0 million of debt of affiliated trusts issuing trust preferred securities.

13.	RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans (in thousands):

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
	Three Months Ended September 30,						Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$29	$19	$–	$–	$9	$9	$135	$172	$–	$–	$27	$26
Interest cost	2,125	2,235	153	165	17	16	6,448	6,666	472	495	43	47
Expected return on plan assets	(2,053)	(1,775)					(6,159)	(5,306)
Amortization of prior service cost (credit)			31	31	(61)	(61)			93	94	(183)	(183)
Settlement gain									13
Amortization of net actuarial (gain) loss	1,325	1,692	3	(7)	(37)	(49)	4,301	4,976	21	(22)	(112)	(147)

Net periodic benefit cost (credit)	$1,426	$2,171	$187	$189	$(72)	$(85)	$4,725	$6,508	$599	$567	$(225)	$(257)

As disclosed in the Company’s 2009 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

14.	OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of September 30, 2010, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 106 branches in Utah and 27 branches in Idaho. CB&T operates 106 branches in California. Amegy operates 84 branches in Texas. NBA operates 75 branches in Arizona. NSB operates 55 branches in Nevada. Vectra operates 37 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, Zions Bank, CB&T, Amegy, NBA, Vectra, and TCBW each operate a foreign branch in the Grand Cayman Islands.

The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank financial service and financial technology subsidiaries, other smaller nonbank operating units, TCBO, and eliminations of transactions between segments. See Note 3 for a discussion of the sale of NetDeposit assets during the third quarter of 2010. ZMSC provides internal technology and operational services to affiliated operating businesses of the Company. ZMSC charges most of its costs to the affiliates on an approximate break-even basis.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2010 and 2009:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

CONDENSED INCOME STATEMENT
Net interest income	$179.1	$184.1	$130.6	$119.0	$98.4	$99.4	$43.5	$44.5	$34.3	$34.2
Provision for loan losses	87.8	87.8	37.6	104.6	18.5	44.1	19.0	41.0	11.9	240.8

Net interest income after provision for loan losses	91.3	96.3	93.0	14.4	79.9	55.3	24.5	3.5	22.4	(206.6)
Net impairment losses on investment securities	–	(24.2)	–	(12.6)	–	–	–	–	–	–
Loss on sale of investment securities to Parent	–	(37.6)	–	(136.0)	–	–	–	–	–	–
Acquisition related gains	–	–	–	146.4	–	–	–	–	–	(0.3)
Other noninterest income	53.2	46.8	29.2	41.9	37.6	27.0	8.6	9.9	10.7	17.5
Noninterest expense	147.3	121.2	94.6	81.3	88.7	100.0	38.7	40.0	38.6	54.7

Income (loss) before income taxes	(2.8)	(39.9)	27.6	(27.2)	28.8	(17.7)	(5.6)	(26.6)	(5.5)	(244.1)
Income tax expense (benefit)	(4.7)	(19.8)	10.2	(12.7)	9.0	(7.6)	(2.2)	(10.5)	(1.9)	(85.5)

Net income (loss)	1.9	(20.1)	17.4	(14.5)	19.8	(10.1)	(3.4)	(16.1)	(3.6)	(158.6)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	1.9	(20.1)	17.4	(14.5)	19.8	(10.1)	(3.4)	(16.1)	(3.6)	(158.6)
Preferred stock dividends	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$1.9	$(20.1)	$17.4	$(14.5)	$19.8	$(10.1)	$(3.4)	$(16.1)	$(3.6)	$(158.6)

AVERAGE BALANCE SHEET DATA
Total assets	$17,978	$20,268	$11,156	$11,398	$11,873	$11,465	$4,406	$4,759	$4,001	$4,319
Total securities	1,765	2,280	310	516	540	701	235	218	364	243
Net loans and leases	13,319	14,340	8,474	9,175	7,654	8,582	3,283	3,825	2,493	3,070
Allowance for loan losses	396	367	250	154	393	306	156	224	274	205
Goodwill, core deposit and other intangibles	20	20	394	397	673	690	14	18	9	10
Noninterest-bearing demand deposits	2,731	2,297	3,289	2,904	4,610	3,384	1,093	995	1,209	1,098
Total deposits	14,199	15,265	9,699	9,533	9,361	9,051	3,669	3,949	3,402	3,751
Shareholder’s equity:
Preferred equity	482	256	262	262	489	119	307	430	360	361
Common equity	1,301	1,207	1,160	1,213	1,461	1,434	323	240	247	175
Noncontrolling interests	–	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,783	1,464	1,422	1,475	1,950	1,553	630	670	607	536

	Vectra		TCBW		Other		Consolidated Company
	2010	2009	2010	2009	2010	2009	2010	2009

CONDENSED INCOME STATEMENT
Net interest income	$27.0	$27.4	$7.4	$8.0	$(68.4)	$(44.4)	451.9	472.2
Provision for loan losses	4.2	35.0	5.1	11.2	0.6	1.4	184.7	565.9

Net interest income after provision for loan losses	22.8	(7.6)	2.3	(3.2)	(69.0)	(45.8)	267.2	(93.7)
Net impairment losses on investment securities	(0.4)	(0.2)	(0.3)	(0.3)	(23.0)	(19.2)	(23.7)	(56.5)
Loss on sale of investment securities to Parent	–	–	–	–	–	173.6	–	–
Acquisition related gains	–	–	–	–	–	–	–	146.1
Other noninterest income	6.7	8.9	0.8	4.4	(12.9)	24.7	133.9	181.1
Noninterest expense	23.0	24.4	3.4	3.8	21.8	9.3	456.1	434.7

Income (loss) before income taxes	6.1	(23.3)	(0.6)	(2.9)	(126.7)	124.0	(78.7)	(257.7)
Income tax expense (benefit)	2.0	(9.3)	(0.2)	(1.1)	(43.4)	46.5	(31.2)	(100.0)

Net income (loss)	4.1	(14.0)	(0.4)	(1.8)	(83.3)	77.5	(47.5)	(157.7)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(0.2)	(2.4)	(0.2)	(2.4)

Net income (loss) applicable to controlling interest	4.1	(14.0)	(0.4)	(1.8)	(83.1)	79.9	(47.3)	(155.3)
Preferred stock dividends	–	(0.1)	–	–	(33.2)	(26.5)	(33.2)	(26.6)

Net earnings (loss) applicable to common shareholders	$4.1	$(14.1)	$(0.4)	$(1.8)	$(116.3)	$53.4	$(80.5)	$(181.9)

AVERAGE BALANCE SHEET DATA
Total assets	$2,275	$2,484	$840	$816	$(750)	$(2,014)	$51,779	$53,495
Total securities	284	265	153	181	534	355	4,185	4,759
Net loans and leases	1,861	2,033	572	597	19	120	37,675	41,742
Allowance for loan losses	74	44	11	15	3	2	1,557	1,317
Goodwill, core deposit and other intangibles	–	–	–	–	3	9	1,113	1,144
Noninterest-bearing demand deposits	633	563	235	196	(13)	(8)	13,787	11,429
Total deposits	1,848	2,026	645	609	(1,135)	(835)	41,688	43,349
Shareholder’s equity:							–
Preferred equity	68	13	15	–	(163)	77	1,820	1,518
Common equity	198	175	70	73	(158)	(207)	4,602	4,310
Noncontrolling interests	–	–	–	–	(1)	22	(1)	23
Total shareholder’s equity	266	188	85	73	(322)	(108)	6,421	5,851

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2010 and 2009:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
CONDENSED INCOME STATEMENT
Net interest income	$545.4	$511.5	$363.3	$343.7	$297.6	$286.0	$133.3	$135.0	$104.3	$104.5
Provision for loan losses	265.4	374.6	120.1	197.0	115.7	257.6	45.0	240.0	98.9	481.1

Net interest income after provision for loan losses	280.0	136.9	243.2	146.7	181.9	28.4	88.3	(105.0)	5.4	(376.6)
Net impairment losses on investment securities	–	(32.5)	–	(29.4)	–	–	–	–	–	(1.4)
Loss on sale of investment securities to Parent	(54.8)	(37.6)	–	(136.0)	–	–	–	–	–	–
Valuation losses on securities purchased	–	(203.0)	–	–	–	(7.5)	–	–	–	–
Gain on subordinated debt exchange	–	–	–	–	–	–	–	–	–	–
Gain on subordinated debt modification	–	–	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	–	152.9	–	–	–	–	–	16.2
Other noninterest income	138.3	146.8	81.0	113.1	110.0	103.4	24.4	37.3	30.5	45.6
Noninterest expense	422.4	378.8	251.4	216.8	242.1	253.8	126.2	126.4	114.6	137.3
Impairment loss on goodwill	–	–	–	–	–	633.3	–	–	–	–

Income (loss) before income taxes	(58.9)	(368.2)	72.8	30.5	49.8	(762.8)	(13.5)	(194.1)	(78.7)	(453.5)
Income tax expense (benefit)	(13.2)	(148.3)	31.2	9.2	13.9	(49.0)	(5.3)	(76.8)	(27.7)	(158.9)

Net income (loss)	(45.7)	(219.9)	41.6	21.3	35.9	(713.8)	(8.2)	(117.3)	(51.0)	(294.6)
Net income (loss) applicable to noncontrolling interests	0.1	–	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	(45.8)	(219.9)	41.6	21.3	35.9	(713.8)	(8.2)	(117.3)	(51.0)	(294.6)
Preferred stock dividends	–	–	–	(0.9)	–	(1.5)	–	–	–	–
Preferred stock redemption	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$(45.8)	$(219.9)	$41.6	$20.4	$35.9	$(715.3)	$(8.2)	$(117.3)	$(51.0)	$(294.6)

AVERAGE BALANCE SHEET DATA
Total assets	$18,460	$20,715	$11,095	$10,886	$11,694	$11,819	$4,428	$4,824	$4,058	$4,240
Total securities	1,852	1,985	304	636	575	673	221	206	352	217
Net loans and leases	13,583	14,448	8,629	8,665	7,933	8,796	3,395	3,941	2,593	3,166
Allowance for loan losses	380	278	240	136	399	202	178	165	286	142
Goodwill, core deposit and other intangibles	20	20	394	395	679	901	16	20	9	10
Noninterest-bearing demand deposits	2,583	2,218	3,161	2,692	4,396	3,138	1,079	944	1,183	1,015
Total deposits	14,160	15,944	9,695	8,817	9,249	8,988	3,693	3,943	3,439	3,674
Shareholder’s equity:
Preferred equity	474	252	262	193	456	93	338	430	360	314
Common equity	1,293	1,101	1,146	1,158	1,449	1,635	293	303	261	222
Noncontrolling interests	–	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,767	1,354	1,408	1,351	1,905	1,728	631	733	621	536

	Vectra		TCBW		Other		Consolidated Company
	2010	2009	2010	2009	2010	2009	2010	2009
CONDENSED INCOME STATEMENT
Net interest income	$81.4	$77.7	$22.4	$24.4	$(227.2)	$(42.2)	$1,320.5	$1,440.6
Provision for loan losses	21.4	56.0	11.8	18.4	0.6	1.5	678.9	1,626.2

Net interest income after provision for loan losses	60.0	21.7	10.6	6.0	(227.8)	(43.7)	641.6	(185.6)
Net impairment losses on investment securities	(1.3)	(2.2)	(0.3)	(0.3)	(71.4)	(115.3)	(73.0)	(181.1)
Loss on sale of investment securities to Parent	–	–	–	–	54.8	173.6	–	–
Valuation losses on securities purchased	–	–	–	–	–	(1.6)	–	(212.1)
Gain on subordinated debt exchange	–	–	–	–	14.5	–	14.5	–
Gain on subordinated debt modification	–	–	–	–	–	493.7	–	493.7
Acquisition related gains	–	–	–	–	–	–	–	169.1
Other noninterest income	22.7	24.1	1.9	8.1	(23.1)	(9.8)	385.7	468.6
Noninterest expense	68.7	73.4	12.2	12.1	37.9	31.7	1,275.5	1,230.3
Impairment loss on goodwill	–	–	–	–	–	0.7	–	634.0

Income (loss) before income taxes	12.7	(29.8)	(0.0)	1.7	(290.9)	464.5	(306.7)	(1,311.7)
Income tax expense (benefit)	8.4	(12.3)	(0.1)	0.4	(89.9)	160.2	(82.7)	(275.5)

Net income (loss)	4.3	(17.5)	0.1	1.3	(201.0)	304.3	(224.0)	(1,036.2)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(3.6)	(4.1)	(3.5)	(4.1)

Net income (loss) applicable to controlling interest	4.3	(17.5)	0.1	1.3	(197.4)	308.4	(220.5)	(1,032.1)
Preferred stock dividends	–	(0.2)	–	–	(84.8)	(75.7)	(84.8)	(78.3)
Preferred stock redemption	–	–	–	–	3.1	52.4	3.1	52.4

Net earnings (loss) applicable to common shareholders	$4.3	$(17.7)	$0.1	$1.3	$(279.1)	$285.1	$(302.2)	$(1,058.0)

AVERAGE BALANCE SHEET DATA
Total assets	$2,338	$2,541	$826	$820	$(1,165)	$(1,531)	$51,734	$54,314
Total securities	292	261	159	189	524	551	4,279	4,718
Net loans and leases	1,889	2,043	574	591	48	123	38,644	41,773
Allowance for loan losses	74	36	13	11	2	1	1,572	971
Goodwill, core deposit and other intangibles	–	–	–	–	1	8	1,119	1,354
Noninterest-bearing demand deposits	621	494	223	192	(25)	(11)	13,221	10,682
Total deposits	1,925	2,046	625	587	(866)	(1,182)	41,920	42,817
Shareholder’s equity:
Preferred equity	68	11	15	–	(320)	270	1,653	1,563
Common equity	198	179	70	75	(308)	(255)	4,402	4,418
Noncontrolling interests	–	–	–	–	10	24	10	25
Total shareholder’s equity	266	190	85	75	(618)	39	6,065	6,006

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ZIONS BANCORPORATION AND SUBSIDIARIES

•

the Company’s participation, lack of participation in, or exit from, governmental programs implemented under the Emergency Economic Stabilization Act (“EESA”) and the American Recovery and Reinvestment Act (“ARRA”), including without limitation the Troubled Asset Relief Program (“TARP”) and the Capital Purchase Program (“CPP”) and the impact of such programs and related regulations on the Company and on international, national, and local economic and financial markets and conditions;

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

•	the impact of the financial reform bill, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, and rules and regulations thereunder, most of which have not yet been promulgated;

•	new capital and liquidity requirements, which U.S. regulatory agencies are expected to establish in response to new international standards known as Basel III;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	demand for financial services in the Company’s market areas;

•	inflation and deflation;

•	technological changes and the Company’s implementation of new technologies;

•	the Company’s ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and

•	increased costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

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

RESULTS OF OPERATIONS

The Company reported a net loss applicable to common shareholders of $80.5 million or $0.47 per diluted share for the third quarter of 2010 compared to a net loss applicable to common shareholders of $181.9 million or $1.43 per diluted share for the third quarter of 2009. The improved result is primarily due to a $381.3 million decrease in the provision for loan losses, a $35.4 million decline in the provision for unfunded lending commitments, a $32.8 million reduction in net impairment losses on investment securities, and a $16.2 million increase in other noninterest income. The positive impact of these developments was partially offset by a $146.2 million reduction in acquisition related gains, an $79.9 million decrease in fair value and nonhedge derivative income, a $68.9 million decline in income tax benefit, a $27.8 million increase in other noninterest expense, a $20.3 million reduction in net interest income, and a $13.8 million increase in other real estate expense.

Net loss applicable to common shareholders for the first nine months of 2010 was $302.2 million, or $1.87 per diluted share, compared to net loss applicable to common shareholders of $1,058.0 million, or $8.87 per diluted share for the first nine months of 2009. The significant reduction in net loss was mainly caused by a $947.3 million drop in provision for loan losses, a $634.0 million fall in impairment loss on goodwill, a $212.1 million decrease in valuation losses on securities purchased, a $108.1 million reduction in net impairment losses on investment securities, a $64.8 million decline in provision for unfunded lending commitments, a $15.0 million growth in other noninterest income, a $14.5 million increase in gain on subordinated debt exchange, and an $11.8 million improvement in dividends and other investment income. The impact of these events was partially offset by a $493.7 million reduction in gain on subordinated debt modification, a $192.8 million decrease in income tax benefit, a $169.1 million decline in acquisition related gains, a $120.1 million drop in net interest income, $103.6 million fall in fair value and nonhedge derivative income, a $46.8 million increase in other real estate expense, a $31.3 million growth in other noninterest expense, and a $23.3 million rise in credit related expense.

During the second quarter of 2009, the Company executed a subordinated debt modification and exchange transaction which resulted in an initial discount of approximately $666 million on the modified convertible subordinated debt, which included the following components:

•	The fair value discount on the debt, and

•	The value of the beneficial conversion feature added – the right of the debt holder to convert the debt into preferred stock.

This discount has been and will continue to be amortized as interest expense over the remaining life of the debt. However, if debt holders exercise their option to convert their debt securities to preferred stock, the amortization of the discount will be accelerated at the time of conversion. Thus, each quarter’s expenses include:

•	Ongoing amortization expense related to modified, but unconverted debt,

ZIONS BANCORPORATION AND SUBSIDIARIES

•	Accelerated amortization expense related to debt that converts in the quarter, a portion of which is not tax deductible.

These expenses do not reflect the ongoing operations of the Company. Excluding the impact of these ongoing nonoperational expenses, net loss before income taxes decreased to $36.5 million in the third quarter of 2010 from $228.7 million and $61.1 million in the third quarter of 2009 and second quarter of 2010, respectively.

	Three Months Ended
(In thousands)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009

Income (loss) before income taxes (GAAP)	$(78,637)	$(136,259)	$(91,781)	$(311,296)	$(257,717)	$(75,699)
Gain on subordinated debt modification				(15,220)		(493,725)
Convertible subordinated debt discount amortization	14,711	14,728	14,761	13,735	13,220	–
Accelerated convertible subordinated debt discount amortization	27,462	60,481	11,182	19,967	15,762	–

Income (loss) before income taxes and subordinated debt modification and conversions (non-GAAP)	$(36,464)	$(61,050)	$(65,838)	$(292,814)	$(228,735)	$(569,424)

The impact of these conversions of convertible subordinated debt into preferred stock is further detailed in the “Capital Management” section.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on interest-bearing assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income for the third quarter of 2010 was $457.2 million while it had been $478.1 million for the comparable period of 2009. This decline reflects the effect of many factors, including lower balances of interest-earning assets, higher balances of money market investments, higher discount amortization and higher accelerated discount amortization on convertible subordinated debt, partially offset by better-than expected performance of loans acquired from the FDIC, lower balances of and lower interest rates paid on interest bearing deposits. On March 31, 2010, the balance of nonaccrual loans (excluding FDIC-supported loans) had reached $2.1 billion, but as of September 30, 2010 the amount has declined to $1.8 billion. The decrease is the result of fewer loans becoming non-accruing and the resolution of problem credits, as well as write-downs and collections of existing loans.

By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities significantly impacted net interest income. During the first nine months of 2010, customer deposits decreased at a slower rate than the decrease in loan balances. The Company has undertaken efforts to actively reduce the excess liquidity while preserving key customer relationships. See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and associated risk.

A gauge that we use to measure the Company’s success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 3.84% for the third quarter of 2010, compared to 3.58% for the second quarter of 2010 and 3.91% for the third quarter of 2009. During the third quarter of 2010, the net interest margin was negatively impacted by 23 basis points by the accelerated discount amortization resulting from the conversion of convertible subordinated debt to preferred stock, and by 12 basis points for the discount amortization related to the convertible subordinated debt. This unfavorable impact was partially mitigated by increased interest income resulting from the accretion on acquired loans based on increased projected cash flows, and by the low cost of noninterest-bearing deposit funding.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company believes that the core net interest margin is more reflective of its operating performance than the reported net interest margin. The core net interest margin is calculated by excluding the impact of discount amortization on convertible subordinated debt, accelerated discount amortization on convertible subordinated debt, and additional accretion of interest income on acquired loans from the net interest margin. The core net interest margin was 4.03% and 4.14% for the third and second quarters of 2010, respectively, and 4.13% for third quarter of 2009.

The spread on average interest-bearing funds for the third quarter of 2010 was 3.26%, compared to 2.89% for the second quarter of 2010 and 3.44% for the third quarter of 2009. The spread on average interest-bearing funds for the third quarter of 2010 was affected by the same factors that had an impact on the net interest margin.

The net interest margin will continue to be adversely affected in future quarters due to the level of nonperforming assets and the amortization and accelerated amortization of debt discount related to the debt modification transactions that occurred in 2009. These transactions resulted in a discount on the modified convertible subordinated debt, which as of September 30, 2010 was $472.9 million. This discount is 49.5% of the total $954.5 million of outstanding convertible subordinated notes and will be amortized as interest expense over the remaining life of the debt using the interest method. If debt holders exercise their options to convert debt to preferred stock in future periods, the amortization of the discount will be accelerated at the time of conversion.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. However, because of the current low interest rate environment, the Company has allowed its balance sheet to become more asset-sensitive than has historically been the case. With interest rates at historically low levels, there is also a reduced need to protect against falling interest rates. Our estimates of the Company’s actual rate risk position are highly dependent upon a number of assumptions regarding the re-pricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in the Company’s 2009 Annual Report on Form 10-K in Interest Rate Risk on page 117 and in this filing in “Interest Rate Risk.”

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$5,192,847	$3,487	0.27%	$1,861,523	$1,195	0.25%
Securities:
Held-to-maturity	843,268	8,789	4.14%	914,648	13,797	5.98%
Available-for-sale	3,282,056	22,199	2.68%	3,749,566	26,275	2.78%
Trading account	59,216	542	3.63%	94,658	842	3.53%

Total securities	4,184,540	31,530	2.99%	4,758,872	40,914	3.41%

Loans held for sale	188,794	2,223	4.67%	194,596	2,434	4.96%
Loans:
Net loans and leases excluding FDIC-supported loans [2]	36,525,416	515,419	5.60%	40,246,789	570,652	5.63%
FDIC-supported loans	1,149,976	34,572	11.93%	1,494,857	22,562	5.99%

Total loans and leases	37,675,392	549,991	5.79%	41,741,646	593,214	5.64%

Total interest-earning assets	47,241,573	587,231	4.93%	48,556,637	637,757	5.21%

Cash and due from banks	1,063,000			1,187,594
Allowance for loan losses	(1,556,558)			(1,317,078)
Goodwill	1,015,161			1,017,387
Core deposit and other intangibles	97,741			126,614
Other assets	3,917,955			3,923,371

Total assets	$51,778,872			$53,494,525

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$6,186,704	5,060	0.32%	$5,162,852	5,262	0.40%
Money market	15,584,312	24,840	0.63%	17,538,319	49,292	1.12%
Time under $100,000	2,103,818	6,623	1.25%	2,954,680	16,612	2.23%
Time $100,000 and over	2,462,904	7,495	1.21%	4,363,017	22,690	2.06%
Foreign	1,563,090	2,350	0.60%	1,901,789	3,478	0.73%

Total interest-bearing deposits	27,900,828	46,368	0.66%	31,920,657	97,334	1.21%

Borrowed funds:
Securities sold, not yet purchased	38,789	423	4.33%	45,866	590	5.10%
Federal funds purchased and security repurchase agreements	873,954	315	0.14%	1,708,888	1,207	0.28%
FHLB advances and other borrowings:
One year or less	210,235	2,828	5.34%	47,965	528	4.37%
Over one year	18,415	220	4.74%	18,854	228	4.80%
Long-term debt	1,927,360	79,905	16.45%	1,955,725	59,735	12.12%

Total borrowed funds	3,068,753	83,691	10.82%	3,777,298	62,288	6.54%

Total interest-bearing liabilities	30,969,581	130,059	1.67%	35,697,955	159,622	1.77%

Noninterest-bearing deposits	13,786,784			11,428,774
Other liabilities	601,439			517,200

Total liabilities	45,357,804			47,643,929
Shareholders’ equity:
Preferred equity	1,819,889			1,518,289
Common equity	4,601,920			4,309,497

Controlling interest shareholders’ equity	6,421,809			5,827,786
Noncontrolling interest	(741)			22,810

Total shareholders’ equity	6,421,068			5,850,596

Total liabilities and shareholders’ equity	$51,778,872			$53,494,525

Spread on average interest-bearing funds			3.26%			3.44%
Taxable-equivalent net interest income and net yield on interest-earning assets		$457,172	3.84%		$478,135	3.91%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES (Continued)

(Unaudited)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$3,768,631	$7,527	0.27%	$2,251,822	$6,114	0.36%
Securities:
Held-to-maturity	876,901	33,703	5.14%	1,394,335	60,627	5.81%
Available-for-sale	3,341,349	68,251	2.73%	3,247,096	80,277	3.31%
Trading account	60,985	1,674	3.67%	76,914	2,236	3.89%

Total securities	4,279,235	103,628	3.24%	4,718,345	143,140	4.06%

Loans held for sale	178,314	6,523	4.89%	231,662	8,272	4.77%
Loans:
Net loans and leases excluding FDIC-supported loans [2]	37,375,465	1,564,403	5.60%	40,869,880	1,728,742	5.66%
FDIC-supported loans	1,268,797	80,311	8.46%	903,494	40,526	6.00%

Total loans and leases	38,644,262	1,644,714	5.69%	41,773,374	1,769,268	5.66%

Total interest-earning assets	46,870,442	1,762,392	5.03%	48,975,203	1,926,794	5.26%

Cash and due from banks	1,261,657			1,262,255
Allowance for loan losses	(1,572,138)			(971,468)
Goodwill	1,015,161			1,227,331
Core deposit and other intangibles	104,145			126,380
Other assets	4,055,102			3,694,381

Total assets	$51,734,369			$54,314,082

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$6,019,848	15,450	0.34%	$4,876,646	16,353	0.45%
Money market	16,127,412	84,963	0.70%	17,602,491	177,703	1.35%
Time under $100,000	2,237,947	22,646	1.35%	2,999,739	57,659	2.57%
Time $100,000 and over	2,653,117	24,688	1.24%	4,580,349	84,651	2.47%
Foreign	1,660,104	7,450	0.60%	2,075,197	15,726	1.01%

Total interest-bearing deposits	28,698,428	155,197	0.72%	32,134,422	352,092	1.46%

Borrowed funds:
Securities sold, not yet purchased	43,460	1,465	4.51%	42,425	1,666	5.25%
Federal funds purchased and security repurchase agreements	960,071	1,182	0.16%	2,027,743	4,648	0.31%
FHLB advances and other borrowings:
One year or less	189,483	7,472	5.27%	376,740	5,692	2.02%
Over one year	16,583	610	4.92%	60,458	2,507	5.54%
Long-term debt	1,972,746	259,360	17.58%	2,440,626	101,952	5.59%

Total borrowed funds	3,182,343	270,089	11.35%	4,947,992	116,465	3.15%

Total interest-bearing liabilities	31,880,771	425,286	1.78%	37,082,414	468,557	1.69%

Noninterest-bearing deposits	13,221,238			10,682,344
Other liabilities	567,423			543,197

Total liabilities	45,669,432			48,307,955
Shareholders’ equity:
Preferred equity	1,652,452			1,562,994
Common equity	4,402,098			4,417,885

Controlling interest shareholders’ equity	6,054,550			5,980,879
Noncontrolling interests	10,387			25,248

Total shareholders’ equity	6,064,937			6,006,127

Total liabilities and shareholders’ equity	$51,734,369			$54,314,082

Spread on average interest-bearing funds			3.25%			3.57%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,337,106	3.81%		$1,458,237	3.98%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

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

The provision for loan losses for the third quarter of 2010 was $184.7 million compared to $565.9 million for the same period in 2009, and is 19.2% lower than the second quarter 2010 provision of $228.7 million. The decrease in the provision reflected an improvement in the credit quality metrics of the loan portfolio.

Net loan and lease charge-offs fell to $235.7 million in the third quarter of 2010, compared to $381.3 million in the third quarter of 2009. Net charge-offs in the second quarter of 2010 were $255.2 million. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

The provision for unfunded lending commitments was $1.1 million for the third quarter of 2010, while the provision had been $36.5 million in the third quarter of 2009. During the first quarter of 2010, the Company had released $20.1 million from the reserve due to a decrease in such commitments. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and fundings.

The provision for loan losses for the nine months ended September 30, 2010 dropped to $678.9 million, a 58.3% decrease from the $1,626.2 million incurred in the comparable period in 2009. Net loan and lease charge-offs were $718.0 million for the first nine months of 2010, and $880.5 million for the same period in 2009. During the first nine months of 2010, the Company decreased the reserve for unfunded lending commitments resulting in a $64.8 million reduction in the provision for unfunded lending commitments when compared to the first nine months of 2009. Explanations previously provided for the quarterly changes also apply to the year-to-date changes.

Although the quality of the loan portfolio continues to be a concern, most measures of credit quality have shown some improvement or signs of stabilization during the second and third quarters of 2010, but with variations among geographies and loan types. During the first nine months of 2010, the Company experienced a decrease in “special mention”, nonaccrual, and adversely graded loans, as well as improvements in other credit metrics.

Noninterest Income

For the third quarter of 2010, noninterest income was $110.2 million compared to $270.7 million for the third quarter of 2009. The decrease is mostly due a $146.2 million decrease in the gain recognized as a result of the FDIC asset purchase executed during the third quarter of 2009, a $79.9 million decrease in fair value and nonhedge derivative income, partially offset by a $32.8 million decrease in net impairment losses on investment securities, and a $16.2 million increase in other noninterest income. Other significant changes in income that contributed to the change for the third quarter of 2010 are discussed below.

Service charges and fees on deposit accounts decreased to $49.7 million from $54.5 million earned during the third quarter of 2009. This decline is a reflection of the decrease in deposits, as well as a decrease in non-sufficient-funds fees and overdraft fees. Non-sufficient-funds fees and overdraft fees may continue to decline in the fourth quarter of 2010 due to the provisions of the Dodd-Frank Bill. Customers are now required to specifically request overdraft protection for their accounts.

ZIONS BANCORPORATION AND SUBSIDIARIES

Capital markets and foreign exchange income for the third quarter of 2010 increased by 8.7% to $13.2 million from the $12.1 million earned during the third quarter of 2009 due to increased trading income.

Dividends and other investment income grew by $6.3 million in the third quarter of 2010 from the $2.6 million earned in corresponding period in the prior year. The increase is mainly attributable to an $8.4 million increase in income generated by noninterest bearing investments in various companies and investment funds, a portion of which was offset by a $2.1 million decrease in earnings from bank owned life insurance.

Loan sales and servicing income for the third quarter of 2010 increased to $8.4 million from $2.4 million earned in the same period during 2009. The increase is primarily the result of increased gains on loan sales and an increase in mortgage servicing income.

Fair value and nonhedge derivative loss was $21.9 million for the third quarter of 2010 compared to income of $58.1 million for the third quarter of 2009. The decrease is primarily caused by a $36.0 million decrease in acceleration of OCI amounts reclassified to income, which related to terminated hedges, and the $22.8 million negative fair value of the total return swap agreement entered into during the third quarter of 2010.

Net gains from fixed income securities increased by $6.5 million for the third quarter of 2010 from the $1.9 million earned in the corresponding period in 2009. The increase is attributable to a sale of certain auction rate securities, which had been redeemed from customers in 2009. These securities had been previously written down, but were sold at par.

The Company recognized net impairment losses on investment securities of $23.7 million during the third quarter of 2010 compared to $56.5 million during the corresponding period in 2009. The total impairment loss for the third quarter of 2010 was $73.1 million and included $49.4 million of noncredit-related OTTI which was charged against OCI. These OTTI losses were for certain CDOs, including bank and insurance CDOs. See “Investment Securities Portfolio” for additional information, including certain changes in modeling assumptions that resulted from the passage of the Dodd-Frank Act and their impact.

Other noninterest income was $20.2 million for the third quarter of 2010, compared to $4.0 million during the same period in 2009. In September 2010, the Company sold substantially all of the assets of a wholly-owned subsidiary, NetDeposit, to BServ, Inc. The sale generated a pre-tax gain of approximately $13.9 million, which is recorded in other noninterest income.

The sale of NetDeposit’s assets is expected to decrease future quarterly noninterest income by $3.4 million and decrease noninterest expenses by $6.0 million, thus having a positive impact on pretax income of $2.6 million

During the first nine months of 2010, the Company earned $327.2 million of noninterest income, compared to $738.2 million in the same period in 2009. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Other service charges, commissions, and fees increased by $6.5 million during the first nine months of 2010 compared to the $117.8 million earned during the first nine months of 2009. Some of the fees which contributed to this fluctuation were increased loan fees, ATM fees, credit card fees, and accounts receivable factoring fees.

ZIONS BANCORPORATION AND SUBSIDIARIES

Capital markets and foreign exchange income for the first nine months of 2010 was $32.4 million, compared to $41.6 million for the corresponding period in 2009. The decrease is caused mainly by a decline in income from trading fixed income corporate bonds and commissions, partially offset by a decrease in unrealized foreign exchange losses.

For the first nine months of 2010, the Company suffered $5.7 million of net losses from investments in equity securities, while it had earned a $0.3 million gain during the same period in 2009. The majority of the losses recognized in 2010 are unrealized losses caused by investments in equity securities of several venture funds.

In the first quarter of 2010, the Company exchanged $55.6 million of nonconvertible subordinated debt for 2,165,391 shares of common stock, resulting in a $14.5 million gain.

Noninterest Expense

Noninterest expense for the third quarter of 2010 was $456.0 million, an increase of 4.9% from $434.7 million for the third quarter of 2009. The increase is primarily due to a $27.8 million increase in other noninterest expense, a $13.8 million increase in other real estate expense, a $5.9 million increase in FDIC premiums, and a $5.6 million increase in credit related expense, partially offset by a $35.4 million reduction in provision for unfunded lending commitments.

Salaries and employee benefits were $208.0 million for the third quarter of 2010, and had increased by only 1.2% from the $205.4 million incurred in the third quarter of 2009.

Other real estate expense increased by $13.8 million from the $30.4 million incurred in the third quarter of 2009. The increase is primarily due the active management of the OREO portfolio and increased write-downs of OREO asset values, partially offset by an increase in net gains from property sales. Most of the increase in OREO expenses occurred in Utah, Texas, and Arizona, partially mitigated by a decrease in California.

Credit related expense includes costs incurred during the foreclosure process prior to the Company obtaining the title to the collateral and recording the asset in OREO, and other out-of-pocket costs related to the management of problem loans and other assets. These costs were $17.4 million for the third quarter of 2010, compared to $11.8 million in the corresponding period in 2009. The increase is a reflection the Company’s stepped-up effort to resolve problem loans, and to liquidate OREO.

The provision for unfunded lending commitments decreased by $35.4 million during the third quarter of 2010 when compared to the corresponding period of 2009. The decrease is due to reduced levels of such commitments.

FDIC premiums were $25.7 million for the third quarter of 2010, compared to $19.8 million in the same period in 2009. The increase is caused by higher FDIC premiums.

Other noninterest expense for the third quarter of 2010 was $83.5 million, compared to $55.8 million during the corresponding period in 2009. The increase was mostly caused by a one-time structuring fee related to the TRS transaction, and a write-down of the FDIC indemnification asset attributable to loans purchased from the FDIC during 2009. The loans have performed better than expected, and therefore the indemnification asset has declined in value.

For the first nine months of 2010, noninterest expense totaled $1,275.5 million while they had been $1,230.4 million in the corresponding period in 2009. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. At September 30, 2010, the Company had 10,553 full-time equivalent employees, compared to 10,616 at September 30, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

Income Taxes

The Company’s income tax benefit for the third quarter of 2010 was $31.2 million compared to an income tax benefit of $100.0 million for the same period in 2009. The effective income tax rates, including the effects of noncontrolling interests, for the third quarter of 2010 and 2009 were 39.7% and 39.2% and the first nine months of 2010 and 2009 were 27.3% and 21.1%. The tax rate through the third quarter of 2010 as compared to the tax rate through the same period of 2009 was impacted by the proportional increase of nontaxable items relative to the loss before income taxes. This increased tax benefit rate for 2010 was reduced by the taxable surrender of certain bank-owned life insurance policies and the non-deductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during the second and third quarters of 2010. The lower tax rate for the first nine months of 2009 is mainly due to nondeductible goodwill impairment charges. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to increase income tax benefit by $1.5 million for the third quarters of both 2010 and 2009.

The Company had a net deferred tax asset (“DTA”) balance of approximately $585 million at September 30, 2010 compared to $498 million at December 31, 2009. The increase in the net DTA has resulted primarily from items related to nonaccruing loans, securities, OREO, and the decrease in the deferred tax liability related to the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock. The Company did not record a valuation allowance for GAAP purposes as of September 30, 2010. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carry-back net operating losses to prior tax periods, tax planning strategies that are prudent and feasible and current forecasts of future taxable income, including the reversal of deferred tax liabilities (“DTLs”), which can absorb losses generated in or carried forward to a particular tax year. After evaluating all of the factors and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that a valuation allowance is not needed. In addition, the Company has pursued strategies which may have the effect of mitigating the future possibility of a DTA valuation allowance.

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets, while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases. Another one of our goals is to maintain a higher-yielding mix of interest earning assets, such as loans, relative to lower-yielding assets, such as money market investments and securities. The recent and current period of economic weakness and historically weak loan demand has made it difficult to consistently achieve these goals.

Average interest-earning assets decreased by 4.3% to $46.9 billion for the first nine months of 2010 compared to $49.0 billion for the same period in 2009. Average interest-earning assets as a percentage of total average assets for the first nine months of 2010 was 90.6% compared to 90.2% for the comparable period of 2009.

Average money market investments, consisting of interest-bearing deposits and commercial paper, federal funds sold and security resell agreements, increased by 67.4% to $3.8 billion for the first nine months of 2010 compared to $2.3 billion for the same period of 2009. Average securities decreased by 9.3%, and average net loans and leases decreased by 7.5% for the first nine months of 2010 compared to the first nine months of 2009. These fluctuations are a reflection of decreased customer deposits, lower investment in held-to-maturity securities, and decreased customer demand for new and refinanced loans.

Investment Securities Portfolio

We invest in securities both to generate revenues for the Company and to manage liquidity. The following schedules present a profile of the Company’s investment portfolios at September 30, 2010, December 31, 2009, and September 30, 2009, with asset-backed securities classified by credit ratings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security and credit impairment losses. The estimated fair value measurement levels and methodology are discussed in detail in Note 11 of the Notes to Consolidated Financial Statements.

The first two tables present the Company’s asset-backed securities, classified by the highest of the ratings and the lowest of the ratings from any of Moody’s Investors Service, Fitch Ratings or Standard & Poors. During the first nine months of 2010, the Company continued to observe a large variance in ratings on these securities among the various rating agencies.

In the discussion of our investment portfolio below, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could indicate an increased level of risk for us.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING*

As of September 30, 2010

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

Held-to-maturity:
Municipal securities	$580	$577	$–	$577	$9	$586
Asset-backed securities:
Trust preferred securities – predominately bank
Noninvestment grade	88	88	(11)	77	(31)	46
Noninvestment grade – OTTI/PIK’d 2	2	1	(1)	–	1	1

	90	89	(12)	77	(30)	47

Trust preferred securities – predominately insurance
Noninvestment grade	176	176	(14)	162	(29)	133

	176	176	(14)	162	(29)	133

Other
AAA rated	3	3	–	3	–	3
Noninvestment grade	21	19	(1)	18	(7)	11
Noninvestment grade – OTTI/PIK’d [2]	12	7	(3)	4	(1)	3

	36	29	(4)	25	(8)	17

	882	871	(30)	841	(58)	783

Available-for-sale:
U.S. Treasury securities	49	49	–	49		49
U.S. Government agencies and corporations:
Agency securities	202	203	6	209		209
Agency guaranteed mortgage-backed securities	338	341	14	355		355
Small Business Administration loan-backed securities	793	844	(2)	842		842
Municipal securities	181	178	5	183		183
Asset-backed securities:
Trust preferred securities – predominately bank
AAA rated	11	10	–	10		10
AA rated	114	78	16	94		94
A rated	365	301	(17)	284		284
BBB rated	252	205	(42)	163		163
Noninvestment grade	351	317	(100)	217		217
Noninvestment grade – OTTI/PIK’d [2]	983	723	(478)	245		245

	2,076	1,634	(621)	1,013		1,013

Trust preferred securities – predominately insurance
AAA rated	5	5	(1)	4		4
AA rated	103	95	(2)	93		93
Not rated	1	–	4	4		4
Noninvestment grade	194	194	(64)	130		130

	303	294	(63)	231		231

Trust preferred securities – single banks
A rated	1	1	–	1		1
Not rated	25	25	(4)	21		21

	26	26	(4)	22		22

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(2)	14		14
Noninvestment grade – OTTI/PIK’d [2]	70	34	(29)	5		5

	95	50	(31)	19		19

Auction rate securities
AAA rated	141	131	1	132		132
BBB rated	3	3	–	3		3

	144	134	1	135		135

Other
AAA rated	41	39	(5)	34		34
A rated	29	29	(1)	28		28
Noninvestment grade	6	4	(1)	3		3
Noninvestment grade – OTTI/PIK’d [2]	97	36	(18)	18		18

	173	108	(25)	83		83

	4,380	3,861	(720)	3,141		3,141

Other securities:
Mutual funds and stock	155	155	–	155		155

	4,535	4,016	(720)	3,296		3,296

Total	$5,417	$4,887	$ (750)	$4,137	$(58)	$4,079

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have OTTI and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT LOWEST CREDIT RATING*

As of September 30, 2010

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

Held-to-maturity:
Municipal securities	$580	$577	$–	$577	$9	$586
Asset-backed securities:
Trust preferred securities – predominately bank
Noninvestment grade	88	88	(11)	77	(31)	46
Noninvestment grade – OTTI/PIK’d [2]	2	1	(1)	–	1	1

	90	89	(12)	77	(30)	47

Trust preferred securities – predominately insurance
Noninvestment grade	176	176	(14)	162	(29)	133

	176	176	(14)	162	(29)	133

Other
A rated	3	3	–	3	–	3
Noninvestment grade	21	19	(1)	18	(7)	11
Noninvestment grade – OTTI/PIK’d [2]	12	7	(3)	4	(1)	3

	36	29	(4)	25	(8)	17

	882	871	(30)	841	(58)	783

Available-for-sale:
U.S. Treasury securities	49	49	–	49		49
U.S. Government agencies and corporations:
Agency securities	202	203	6	209		209
Agency guaranteed mortgage-backed securities	338	341	14	355		355
Small Business Administration loan-backed securities	793	844	(2)	842		842
Municipal securities	181	178	5	183		183
Asset-backed securities:
Trust preferred securities – predominately bank
A rated	1	1	–	1		1
BBB rated	114	78	15	93		93
Noninvestment grade	978	832	(158)	674		674
Noninvestment grade – OTTI/PIK’d 2	983	723	(478)	245		245

	2,076	1,634	(621)	1,013		1,013

Trust preferred securities – predominately insurance
AA rated	71	64	1	65		65
A rated	5	5	(1)	4		4
Not rated	1	–	4	4		4
Noninvestment grade	226	225	(67)	158		158

	303	294	(63)	231		231

Trust preferred securities – single banks
BBB rated	1	1	–	1		1
Not rated	25	25	(4)	21		21

	26	26	(4)	22		22

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(2)	14		14
Noninvestment grade – OTTI/PIK’d 2	70	34	(29)	5		5

	95	50	(31)	19		19

Auction rate securities
AAA rated	141	131	1	132		132
Noninvestment grade	3	3	–	3		3

	144	134	1	135		135

Other
AAA rated	23	22	(4)	18		18
AA rated	16	16	(2)	14		14
A rated	29	28	–	28		28
BBB rated	2	2	–	2		2
Noninvestment grade	6	4	(1)	3		3
Noninvestment grade – OTTI/PIK’d [2]	97	36	(18)	18		18

	173	108	(25)	83		83

	4,380	3,861	(720)	3,141		3,141

Other securities:
Mutual funds and stock	155	155	–	155		155

	4,535	4,016	(720)	3,296		3,296

Total	$5,417	$4,887	$(750)	$4,137	$(58)	$4,079

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the lowest rating level.

ZIONS BANCORPORATION AND SUBSIDIARIES

[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have OTTI and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

	September 30, 2010			December 31, 2009			September 30, 2009
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$577	$577	$586	$606	$606	$609	$611	$611	$616
Asset-backed securities:
Trust preferred securities - banks and insurance	265	239	180	265	239	208	266	240	202
Other	29	25	17	30	25	16	31	26	18

	$871	$841	$783	$901	$870	$833	$908	$877	$836

AVAILABLE-FOR-SALE:
U.S. Treasury securities	$49	$49	$49	$26	$26	$26	$41	$41	$41
U.S. Government agencies and corporations:
Agency securities	203	209	209	243	249	249	243	249	249
Agency guaranteed mortgage-backed securities	341	355	355	374	385	385	386	398	398
Small Business Administration loan-backed securities	844	842	842	782	768	768	799	780	780
Municipal securities	178	183	183	237	242	242	241	246	246
Asset-backed securities:
Trust preferred securities – banks and insurance	1,954	1,266	1,266	2,023	1,361	1,361	2,134	1,391	1,391
Trust preferred securities – real estate investment trusts	50	19	19	56	24	24	68	27	27
Auction rate securities	134	135	135	160	160	160	165	165	165
Other	108	83	83	127	77	77	147	95	95

	3,861	3,141	3,141	4,028	3,292	3,292	4,224	3,392	3,392

Other securities:
Mutual funds and stock	155	155	155	364	364	364	155	155	155

	4,016	3,296	3,296	4,392	3,656	3,656	4,379	3,547	3,547

Total	$4,887	$4,137	$4,079	$5,293	$4,526	$4,489	$5,287	$4,424	$4,383

The amortized cost of investment securities on September 30, 2010 decreased by 7.7% and 7.6% from the balances on December 31, 2009 and September 30, 2009, respectively. The change from December 31, 2009 to September 30, 2010 was primarily due to a reduction in mutual funds and stock, as well as OTTI write-downs on AFS securities.

On September 30, 2010, 5.9% of the $3.3 billion of fair value of available-for-sale securities portfolio was valued at Level 1, 48.2% was valued at Level 2, and 45.9% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. See Note 11 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $2,257 million and the fair value of these securities was $1,512 million. The securities valued at Level 3 were comprised of ABS CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at the end of the third quarter of 2010 was $745 million. As of September 30, 2010, we believe that we will receive on settlement or maturity the amortized cost amounts of the Level 3 available-for-sale securities for which no OTTI has been recognized.

ZIONS BANCORPORATION AND SUBSIDIARIES

Valuation and Sensitivity Analysis of Level 3 Bank and Insurance CDOs

The following schedule sets forth the sensitivity of the current CDO fair values, using an internal model, to changes in the most significant assumptions utilized in the model:

SENSITIVITY OF BANK AND INSURANCE CDO VALUATIONS TO ADVERSE

CHANGES IN CURRENT MODEL KEY VALUATION ASSUMPTIONS

		Bank and insurance CDOs at Level 3
(Amounts in millions)		Held-to-maturity		Available-for-sale

Fair value balance at September 30, 2010		$180		$1,186

Expected collateral credit losses [1]

		Incremental	Cumulative	Incremental	Cumulative

Weighted average:
Loss percentage from currently defaulted or deferring collateral [2]			4.2%		19.6%
Projected loss percentage from currently performing collateral
1-year		0.4%	4.6%	0.8%	20.4%
years 2-5		2.7%	7.3%	2.5%	22.9%
years 6-30		6.5%	13.8%	4.7%	27.6%

Sensitivity to greater than expected losses
Decrease in fair value due to increase in projected loss percentage from currently performing collateral [3]	25%	$–		$(5.9)
	50%	(0.3)		(14.3)
	100%	(1.2)		(31.8)
Decrease in fair value due to increase in projected loss percentage from currently performing collateral [3] and the immediate default of all deferring collateral with no recovery	25%	$(2.7)		$(162.5)
	50%	(3.2)		(171.0)
	100%	(4.2)		(187.7)

Discount rate [4]
Weighted average spread over LIBOR		549 bp		780 bp
Decrease in fair value due to increase in discount rate	+ 100 bp	$(16.5)		$(96.5)
	+ 200 bp	(30.9)		(181.0)

[1]

The Company uses an expected credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation. These current and projected losses are reflected in the CDO’s fair value.

[2]

Weighted average percentage of collateral that is defaulted due to bank failures or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit specific probability of default on deferring collateral which ranges from 5.22% to 100%.

[3]

Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30 year losses of 31.6% =27.6% + 50% (0.8%+2.5%+4.7%) and 35.6% = 27.6% + 100% (0.8%+2.5%+4.7%) respectively.

[4]	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.

The third quarter 2010 sensitivity analysis of valuation assumptions, when compared to the same analysis of the second quarter 2010, was positively impacted due to changes the Company experienced in the loss percentage from currently defaulted or deferring collateral. The changes were driven by loss experience due to default as well as generally lower future loss projections from deferring institutions. This was offset by the assumption change which slightly increased assumed default rates for years 6 to maturity for many of the CDO pools.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the third quarter of 2010, the Company recognized credit-related net impairment losses on trust preferred CDOs of $23.7 million, compared to a loss of $56.5 million for the corresponding period in 2009. The Dodd-Frank Act became effective during the third quarter of 2010, and it disallows the inclusion of trust preferred securities in Tier 1 capital. We believe that this may prompt certain issuing banks to redeem their trust preferred securities early, and have therefore changed some of our assumptions used in estimating the fair values of CDO securities. Of the $23.7 million of net impairment loss recognized for the third quarter of 2010, $11.6 million is the result of this change in modeling assumptions.

The following schedules provide additional information on the below-investment-grade rated bank and insurance trust preferred CDOs portion of the AFS and HTM portfolios with aggregate data on those securities which have been determined to not have OTTI at September 30, 2010 and those which have been determined to be other-than-temporarily impaired at or prior to September 30, 2010. The schedules utilize the lowest rating to identify those securities below investment grade. The schedules segment the securities by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses, and on pool-level performance and projections. The best and worst pool-level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and number of currently performing issuers noted in the later schedule are from the same security. The remaining statistics may not be from the same security.

The Company’s loss and recovery experience as of September 30, 2010 (and our Level 3 modeling assumption) is essentially a 100% loss on defaults, although we have, to date, received a few, small recoveries on defaults. Our experience with deferring bank collateral has been that of all collateral that has elected to defer beginning in 2007 or thereafter, 45.7% has defaulted and approximately 52.9% remains within the allowable deferrable period. Older deferrals are more likely to have defaulted. Approximately 83% of the bank collateral which first deferred prior to January 1, 2009 had defaulted by September 30, 2010. For bank collateral which first deferred on or after January 1, 2009, 30% had defaulted by September 30, 2010. Four issuing banks, with collateral aggregating to 1.4% of all deferrals, have come current and resumed interest payments on their trust preferred securities after previously deferring some payments. A total of $410 million of bank collateral elected to defer during the third quarter of 2010, compared to $234 million in the second quarter of 2010, and $1,019 million in the third quarter of 2009. Further details on the Company’s valuation process are detailed in Note 11 of the Notes to Consolidated Financial Statements.

The following schedules reflect data and assumptions that are included in the calculations of fair value and OTTI.

BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOS BY ORIGINAL

RATINGS LEVEL

As of September 30, 2010

			Total				Average holding [1]
(Amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated Fair Value	Unrealized gain (loss)	Par value	Amortized cost	Estimated Fair Value	Unrealized gain (loss)

Original ratings of securities, non-OTTI:
Original AAA	28	40.5%	$992.9	$845.5	$692.0	$(153.6)	$34.2	$29.2	$23.9	$(5.3)
Original A	22	19.7%	482.0	482.0	311.3	(170.8)	16.1	16.1	10.4	(5.7)
Original BBB	6	2.4%	58.5	58.4	31.3	(27.1)	9.7	9.7	5.2	(4.5)

Total Non-OTTI		62.6%	1,533.4	1,385.9	1,034.6	(351.5)

Original ratings of securities, OTTI:
Original AAA	1	2.0%	50.0	43.4	22.5	(20.9)	50.0	43.4	22.5	(20.9)
Original A	40	32.2%	790.6	592.7	192.5	(400.1)	15.5	11.6	3.8	(7.8)
Original BBB	9	3.2%	78.4	22.5	6.0	(16.5)	8.7	2.5	0.7	(1.8)

Total OTTI		37.4%	919.0	658.6	221.0	(437.5)

Total noninvestment grade bank and insurance CDOs		100.0%	$2,452.4	$2,044.5	$1,255.6	$(789.0)

[1]	The Company may have more than one holding of the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED

BANK AND INSURANCE TRUST PREFERRED CDOS

As of September 30, 2010

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing[1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as a % of performing collateral [4]		Collateralization %[5]		Present value of expected cash flows discounted at coupon rate as a % of par [6]		Lifetime additional projected loss from performing collateral [7]

Original ratings of securities, Non-OTTI:
Original AAA
Best	BB	25	24	–	2.62%	84.00%		676.44%		100%		–
Weighted average		55	37	14.29%	14.13%	41.33%		254.36%		99%	[8]	7.71%
Worst	CC	19	6	27.73%	27.17%	14.19%		149.64%		94%	[8]	9.78%

Original A
Best	B	36	36	–	–	26.43%		305.51%		100%		6.94%
Weighted average		32	29	2.71%	5.62%	10.42%		136.41%		100%		9.37%
Worst	C	6	4	11.07%	26.37%	-7.51%	[9]	77.59%	[10]	100%		10.09%

Original BBB
Best	CCC	36	36	–	–	15.43%		386.35%		100%		9.10%
Weighted average		17	16	1.24%	3.45%	7.75%		237.65%		100%		9.69%
Worst	C	43	39	6.03%	6.13%	-2.52%	[9]	56.49%		100%		10.04%

Original ratings of securities, OTTI:
Original AAA
Single security	CCC	43	29	15.37%	17.46%	32.46%		261.61%		88%		8.85%

Original A
Best	BB	43	35	–	–	37.13%		159.07%		100%		1.92%
Weighted average		39	25	14.16%	16.56%	-12.53%		67.26%		80%		7.77%
Worst	C	19	6	20.57%	32.54%	-53.63%		14.23%		53%		9.43%

Original BBB
Best	C	39	29	5.97%	9.00%	-7.06%		81.12%		89%		6.52%
Weighted average		55	37	13.08%	19.86%	-16.65%		-135.62%		49%		8.07%
Worst	C	37	20	17.00%	32.54%	-23.31%		-289.47%		1%		8.85%

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
[2]	Collateral is identified as defaulted when a regulator closes an issuing bank.
[3]	Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
[4]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 5.22% to 100% dependent on credit for each deferring piece of collateral. “Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral.

[5]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 5.22% to 100% dependent on credit for each deferring piece of collateral. “Collateralization” in the schedule identifies the portion of a CDO tranche that is backed by nondefaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is senior to our security’s priority level. The denominator is the par amount of the tranche. Par is defined as the original par less any principal paydowns.

[6]	For OTTI securities, this statistic approximates the extent of OTTI credit losses taken.
[7]

This is the same statistic presented in the preceding sensitivity schedule and incorporated in the fair value and OTTI calculations. The statistic is the sum of incremental projected loss percentages from currently paying collateral for year one, years two through five and years six through thirty.

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

The Company incurred $23.7 million and $73.0 million of credit-related OTTI charges recorded in earnings and $49.4 million and $68.2 million pretax of OTTI related to illiquidity recorded in OCI during the third quarter and first nine months of 2010, respectively. The securities deemed to have OTTI were primarily collateralized by bank and insurance trust preferred debt. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

Loan Portfolio

As of September 30, 2010, net loans and leases were $37.5 billion, reflecting a 9.0% and a 6.6% decrease from September 30, 2009 and December 31, 2009, respectively. The decrease is due to pay-downs, charge-offs, and a lower demand for new loans.

The following table sets forth the loan portfolio by type of loan:

	September 30, 2010		December 31, 2009		September 30, 2009
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans

Commercial lending:
Commercial and industrial	$9,402	25.0%	$9,922	24.6%	$10,124	24.5%
Leasing	402	1.1%	466	1.2%	449	1.1%
Owner occupied	8,345	22.1%	8,752	21.7%	8,745	21.1%

Total commercial lending	18,149		19,140		19,318

Commercial real estate:
Construction and land development	4,206	11.2%	5,552	13.8%	6,087	14.7%
Term	7,550	20.0%	7,255	18.0%	7,279	17.6%

Total commercial real estate	11,756		12,807		13,366

Consumer:
Home equity credit line	2,157	5.7%	2,135	5.3%	2,114	5.1%
1-4 family residential	3,509	9.3%	3,642	9.0%	3,698	8.9%
Construction and other consumer real estate	366	1.0%	459	1.1%	537	1.3%
Bankcard and other revolving plans	287	0.8%	341	0.8%	333	0.8%
Other	271	0.7%	293	0.7%	343	0.8%

Total consumer	6,590		6,870		7,025

Foreign loans	84	0.2%	65	0.2%	74	0.2%

FDIC-supported loans [1]	1,090	2.9%	1,445	3.6%	1,607	3.9%

Total loans	$37,669	100.0%	$40,327	100.0%	$41,390	100.0%

[1]	FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

The loan portfolio contraction during the first nine months of 2010 was concentrated primarily in commercial construction and land development principally at Amegy, NBA, CB&T, and NSB, and secondarily in commercial lending principally at Zions Bank, Amegy, and Vectra.

During the third quarter of 2010, loan originations, renewals, and new advances increased to $2.4 billion from the $1.8 billion and $1.4 billion produced during the second and first quarters of 2010, respectively, even though loan demand has remained weak when compared to historic levels. Pay-downs, charge-offs, and other reductions continue to more than offset new loan originations. We expect that construction and land development loans may continue to decline, as they have during recent quarters.

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	September 30, 2010	December 31, 2009	September 30, 2009

Bank-owned life insurance	$424	$620	$614
Federal Home Loan Bank stock	129	136	136
Federal Reserve stock	127	122	101
SBIC investments [1]	39	65	64
Non-SBIC investment funds and other	98	102	98
Investments in ADC arrangements [2]	17	19	19
Other public companies	10	22	15
Trust preferred securities	14	14	14

	$858	$1,100	$1,061

[1]

Amounts include noncontrolling investors’ interests in Zions’ managed SBIC investments of approximately $18 million on December 31, 2009 and $21 million on September 30, 2009. As of September 30, 2010, such investments have been either liquidated or deconsolidated.

[2]

Investments in Acquisition Development and Construction (“ADC”) arrangements are loans that do not qualify for loan accounting under GAAP; therefore these loans are accounted for as noninterest-bearing investments.

Bank-owned life insurance decreased by $190 million and by $196 million from September 30, 2009 and December 31, 2009, respectively. This was due to the Company surrendering life insurance contracts as a part of its strategy to become more asset sensitive, and to increase liquid assets at the affiliate banks.

Deposits

Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first nine months of 2010 decreased by 2.1% compared to the same period in 2009, with average interest-bearing deposits decreasing 10.7% and average noninterest-bearing deposits increasing 23.8%. The decline in deposits resulted from actions by the Company to reduce higher cost deposits, including time deposits and brokered deposits, as well as to reduce excess noninterest-bearing deposits held by some large customers through the use of off-balance sheet sweep products. Core deposits at September 30, 2010, which exclude time deposits larger than $100,000 and brokered deposits, increased by 2.0%, or $737.5 million, from December 31, 2009.

Demand, savings and money market deposits comprised 85.6% of total deposits at the end of the third quarter of 2010, compared with 82.6% and 79.7% as of December 31, 2009 and September 30, 2009, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

During 2010 and 2009, the Company has reduced brokered deposits due to excess liquidity and weak loan demand. At September 30, 2010, total deposits included $502 million of brokered deposits compared to $1,608 million at December 31, 2009 and $2,527 million at September 30, 2009.

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

With regard to credit risk associated with counterparties to off-balance sheet credit instruments, Zions Bank and Amegy have International Swap Dealer Association (“ISDA”) agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between Zions Bank and Amegy and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. The credit rating used in these situations is provided by either Moody’s or Standard & Poor’s. This means that, in like transactions, a counterparty with a “AAA” rating would be obligated to provide less collateral to secure a major credit exposure than one with an “A” rating. All derivative gains and losses between Zions Bank or Amegy and a single counterparty are netted to determine the net credit exposure and therefore the collateral required. We have very little exposure to credit default swaps.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company maintains a diversified loan portfolio, which includes commercial real estate loans. The Company attempts to avoid the risk of an undue concentration of credits in a particular property type or with an individual customer or counterparty. During 2009, the Company adopted new concentration limits on various types of commercial real estate lending, particularly construction and land development lending, which have contributed to further reducing the Company’s exposure to this type of lending. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries.

The Company’s loan portfolio includes loans that were acquired from failed banks: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. These include substantial concentrations in California and Nevada, loans with homebuilders and other construction finance loans. Most of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts. Therefore, the Company’s financial exposure to losses from these assets is substantially limited. FDIC-supported loans represent approximately 2.9% of the Company’s total loan portfolio.

The credit quality of the Company’s loan portfolio began to show signs of stabilization and improvement during the first nine months of 2010. Nonperforming lending related assets decreased by 17% from December 31, 2009. Gross charge-offs dropped to $791 million in the first nine months of 2010, while $900 million was charged-off during the comparable period in 2009. Net charge-offs, in turn, decreased to $718 million from $880 million in the same periods.

Lending to finance residential land acquisition, development and construction is an important business for the Company, yet during the first nine months of 2010, the Company has reduced its portfolio of these types of loans. In some geographic markets, significant declines in the availability of mortgage financing to buyers of newly constructed homes, declining home values and general uncertainty in the residential real estate market continue to have an adverse impact on the operations of many of the Company’s developer and builder customers.

The Company did not pursue subprime residential mortgage lending, including option ARM and negative amortization loans. It does have approximately $405 million of stated income loans with generally high FICO scores at origination, including “one-time close” loans to finance the construction of a home, which convert into permanent jumbo mortgages. As of September 30, 2010, approximately $58 million of the $405 million of stated income loans had FICO scores of less than 620. These totals exclude held-for-sale loans. Stated income loans account for approximately $14 million, or 35%, of our credit losses in 1-4 family residential first mortgage loans through the first nine months of 2010, and were primarily in Utah and Arizona.

The Company is engaged in home equity credit line lending. Approximately $931 million of the Company’s $2.2 billion portfolio is secured by first deeds of trust, while the remaining balance is secured by second liens. As of September 30, 2010, loans representing approximately 14.7% of the outstanding balance in this portfolio were estimated to have loan-to-value ratios above 100%. Of the total home equity credit line portfolio 0.47% was 90 or more days past due at September 30, 2010 as compared to 0.42% as of December 31, 2009. During the third quarter of 2010, the Company modified a nominal number of home equity loans. The annualized credit losses for this portfolio were 121 basis points for the nine months ended September 30, 2010.

ZIONS BANCORPORATION AND SUBSIDIARIES

A more comprehensive discussion of our credit risk management is contained in the Company’s 2009 Annual Report on Form 10-K.

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash- ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	9/30/10	$1,016.5	390.8	1,844.0	741.1	516.6	1,126.6	787.7	226.0	901.0	7,550.3	64.2%
% of loan type		13.5%	5.2%	24.4%	9.8%	6.9%	14.9%	10.4%	3.0%	11.9%	100.0%
Delinquency rates [2]:
30-89 days	9/30/10	2.1%	2.5%	1.4%	4.2%	2.3%	1.8%	2.4%	0.0%	7.3%	2.7%
	12/31/09	1.8%	2.4%	2.4%	7.6%	1.4%	4.3%	2.4%	0.3%	9.2%	4.0%
≥ 90 days	9/30/10	1.1%	2.4%	0.7%	3.0%	1.7%	0.8%	1.8%	0.0%	6.1%	1.9%
	12/31/09	1.4%	1.6%	1.6%	3.9%	0.8%	3.3%	1.1%	–	5.6%	2.5%
Accruing loans past due 90 days or more	9/30/10	$5.2	3.8	0.2	2.9	3.5	0.5	0.1	–	3.4	19.6
	12/31/09	1.2	–	0.6	0.5	–	1.2	0.6	–	2.6	6.7
Nonaccrual loans	9/30/10	18.1	5.9	28.1	85.7	9.4	12.8	22.5	4.5	75.9	262.9
	12/31/09	14.5	6.5	30.3	60.9	6.5	36.3	10.0	1.4	62.1	228.5

Residential construction and land development
Balance outstanding	9/30/10	$183.8	26.8	123.6	65.1	141.3	434.0	258.9	16.9	145.7	1,396.1	11.9%
% of loan type		13.2%	1.9%	8.9%	4.7%	10.1%	31.1%	18.5%	1.2%	10.4%	100.0%
Delinquency rates [2]:
30-89 days	9/30/10	16.8%	6.7%	22.9%	67.8%	12.9%	22.2%	13.6%	–	12.3%	19.5%
	12/31/09	20.9%	8.3%	6.2%	18.0%	12.7%	14.2%	20.1%	0.2%	15.8%	15.5%
≥ 90 days	9/30/10	12.8%	6.7%	20.4%	55.8%	4.7%	15.8%	13.4%	–	8.7%	15.0%
	12/31/09	17.9%	8.3%	4.6%	5.6%	11.1%	7.3%	19.7%	–	6.9%	11.3%
Accruing loans past due 90 days or more	9/30/10	$0.4	–	3.9	–	–	0.1	1.2	–	0.1	5.7
	12/31/09	6.2	–	–	–	–	0.1	1.9	–	0.1	8.3
Nonaccrual loans	9/30/10	42.2	1.8	30.5	40.3	37.7	91.1	54.0	–	26.6	324.2
	12/31/09	66.2	4.8	33.7	44.5	23.0	103.4	100.1	–	19.8	395.5

Commercial construction and land development
Balance outstanding	9/30/10	$314.8	57.5	284.7	285.8	201.4	1,053.8	354.6	76.7	180.4	2,809.7	23.9%
% of loan type		11.2%	2.1%	10.1%	10.2%	7.2%	37.5%	12.6%	2.7%	6.4%	100.0%
Delinquency rates [2]:
30-89 days	9/30/10	5.8%	–	0.9%	17.8%	8.2%	7.5%	9.3%	–	7.9%	7.6%
	12/31/09	12.9%	–	3.9%	23.4%	7.9%	9.4%	14.5%	24.6%	4.1%	11.3%
≥ 90 days	9/30/10	5.3%	–	0.8%	16.1%	8.2%	6.4%	6.0%	–	7.6%	6.6%
	12/31/09	7.3%	–	3.0%	19.1%	1.6%	5.5%	7.7%	–	4.1%	6.9%
Accruing loans past due 90 days or more	9/30/10	$–	–	–	–	–	–	3.5	–	0.1	3.6
	12/31/09	4.1	–	–	9.1	0.8	0.9	3.0	–	0.1	18.0
Nonaccrual loans	9/30/10	26.4	–	2.4	123.5	16.6	102.7	24.0	–	40.6	336.2
	12/31/09	57.1	–	12.8	107.2	4.7	198.8	37.0	–	11.8	429.4
Total construction and land development	9/30/10	498.6	84.3	408.3	350.9	342.7	1,487.8	613.5	93.6	326.1	4,205.8

Total commercial real estate	9/30/10	$1,515.1	475.1	2,252.3	1,092.0	859.3	2,614.4	1,401.2	319.6	1,227.1	11,756.1	100.0%

[1]	No other geography exceeds $182 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 33% of the commercial real estate term loans consist of mini-perm loans. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of 3 to 7 years. The remaining 67% of commercial real estate loans are term loans with initial maturities generally of 15 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product and are dependent on the cash flow created by the project as well as occupancy rates.

Approximately 26.0% of the commercial construction and land development portfolio’s balance consists of acquisition and development loans. Most of these acquisition and development properties are tied to specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because these determine the ultimate value of the property and the ability to service debt. Therefore, in most projects (with the exception of multi-family projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service ratio of 1.20.

Although lending for residential construction and development deals with a different product type, many of the requirements previously mentioned, such as credit worthiness of the developer, up-front injection of the developer’s equity, remargining requirements, and the viability of the project are also important in underwriting a residential development loan. Heavy consideration is given to market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursements are made. Loan agreements generally include limitations on the number of model homes and homes built on a spec basis, with preference given to pre-sold homes.

Real estate appraisals are ordered independently of the credit officer and the borrower, generally by each bank’s appraisal review function, which is staffed by certified appraisers. In some cases, reports from automated valuation services are used. Appraisals are ordered from outside appraisers at the inception, renewal or, for CRE loans, upon the occurrence of any event causing a “criticized” or “classified” grade to be assigned to the credit. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Advance rates, on an “as completed basis,” will vary based on the viability of the project and the creditworthiness of the sponsor, but corporate guidelines generally limit advances to 50% for raw land, 65% for land development, 65% for finished commercial lots, 75% for finished residential lots, 80% for pre-sold homes, 75% for models and spec homes, and 75% for commercial properties. Exceptions may be granted on a case-by-case basis.

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

Interest reserves are generally established as an expense item in the budget for real estate construction or development loans. We generally require the borrower to put their equity into the project at the inception of the construction. This enables the bank to ensure the availability of equity in the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If at any time during the life of the credit the project is determined not to be viable, the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed appropriate. The bank then usually evaluates the appropriate use of interest reserves. At September 30, 2010, Zions affiliates had 368 loans with an outstanding balance of $575 million where available interest reserves amount to $53 million. In instances where projects have been determined not to be viable, the interest reserves and other appropriate disbursements have been frozen.

ZIONS BANCORPORATION AND SUBSIDIARIES

We have not been involved to any meaningful extent with insurance arrangements, credit derivatives, or any other default agreements as a mitigation strategy for commercial real estate loans. However, we do make use of personal or other guarantees as risk mitigation strategies.

The Company periodically stress tests its CRE loan portfolio using a loan-by-loan Monte Carlo simulation that stresses the probability of default and loss given default for CRE loans based on a variety of factors including regional economic factors, loan grade, loan-to-value, collateral type, and geography. This testing is back tested and the results are reviewed regularly with management, rating agencies and various banking regulators.

Nonperforming Assets

Nonperforming lending related assets include nonaccrual loans and other real estate owned. Loans are generally placed on nonaccrual status when the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. A consumer loan is placed on nonaccrual status when the loan is 90 days past due. Generally, closed-end nonreal-estate-secured consumer loans are charged off prior to 120 days past due. Open-end consumer loans adequately secured by real estate are placed on nonaccrual status when they are 90 days past due. Open-end credit card consumer loans are charged off when they become 180 days past due.

Nonaccrual loans also include nonperforming loans which have been restructured. The Company modified $101 million and $371 million of CRE loans during the third quarter and first nine months of 2010, respectively.

Loan modifications and restructurings generally occur when the financial condition of a borrower deteriorates to the point that the borrower needs to be given temporary or permanent relief from the original contractual terms of the loan. The modifications are structured on a loan-by-loan basis, and depending on the circumstances, may include extended payment terms, a modified interest rate, forgiveness of principal, or other concessions. Even though the Company may occasionally modify a loan for competitive reasons, most of the modifications performed during the first nine months of 2010 were to restructure troubled loans. After such a loan has been restructured, it will remain in the nonaccrual status until the borrower has made all scheduled interest and principal payments and the source of the payments (e.g. cash flow from the property securing the loan) has performed under the modified structure for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. During the first nine months of 2010, the Company has also participated in the Home Affordable Modification Program (“HAMP”), which has resulted in a nominal number of modified consumer loans.

As reflected in the following schedule, the Company’s nonperforming assets as a percentage of net loans and leases and OREO decreased during the first nine months of 2010. The percentage was 6.01% at September 30, 2010, compared with 6.62% on September 30, 2009 and 6.79% on December 31, 2009. Total nonperforming lending related assets were $2,293 million at September 30, 2010 ($2,114 million excluding FDIC-supported assets) compared to $2,770 million at September 30, 2009 and $2,769 million at December 31, 2009.

ZIONS BANCORPORATION AND SUBSIDIARIES

Total nonaccrual loans, excluding FDIC-supported loans, at September 30, 2010 decreased by $213 million from December 31, 2009. The decrease included $165 million for construction and land development loans, $60 million for owner occupied real estate loans, and $35 million for commercial and industrial loans. Their positive impact was partially offset by a $35 million increase in commercial real estate term loans, and a $32 million increase in 1-4 family residential consumer loans. The decrease in nonaccrual loans occurred primarily at Zions Bank, Amegy, and NBA, while CB&T experienced an increase. Total nonaccrual loans, excluding FDIC-supported loans, decreased by $2 million from September 30, 2009.

The following table sets forth the Company’s nonperforming lending-related assets:

(Amounts in millions)	September 30, 2010	December 31, 2009	September 30, 2009

Nonaccrual loans	$1,810	$2,023	$1,812
Other real estate owned	304	336	359

Nonperforming lending-related assets, excluding FDIC-supported assets	2,114	2,359	2,171

FDIC-supported nonaccrual loans	127	356	544
FDIC-supported other real estate owned	52	54	55

FDIC-supported nonperforming lending-related assets	179	410	599

Total nonperforming lending-related assets	$2,293	$2,769	$2,770

Ratio of nonperforming lending-related assets to net loans and leases [1] and other real estate owned	6.01%	6.79%	6.62%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$75	$107	$186
FDIC-supported loans past due 90 days or more	10	56	36

Ratio of accruing loans past due 90 days or more to net loans and leases [1]	0.22%	0.40%	0.54%

Nonaccrual loans and accruing loans past due 90 days or more	$2,021	$2,543	$2,578
Ratio of nonaccrual loans and accruing loans past due 90 days or more to net loans and leases [1]	5.35%	6.29%	6.22%

Accruing loans past due 30 - 89 days, excluding FDIC-supported loans	$303	$428	$571
FDIC-supported loans past due 30 - 89 days	9	27	74

Restructured loans included in nonaccrual loans	354	299	107
Restructured loans on accrual	334	204	116

[1]	Includes loans held for sale.

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

The Company’s total recorded investment in impaired loans decreased to $1,957 million at September 30, 2010, compared to $1,976 million at June 30, 2010. Total investment in impaired loans amounted to $1,647 million at September 30, 2009 and $1,925 million at December 31, 2009. Estimated losses on impaired loans are included in the allowance for loan losses. At September 30, 2010, the allowance for loan losses included $128 million for impaired loans with a recorded investment of $644 million. At September 30, 2009, the allowance included $79 million for impaired loans with a recorded investment of $369 million. At December 31, 2009 the allowance included $105 million for impaired loans with a recorded investment of $435 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

As previously noted, the Company did not originate sub-prime, option, or negative amortization residential mortgage loans. It has primarily been an originator of prime first and second mortgages. Its practice historically has been to sell “conforming” fixed rate loans to Fannie Mae or Freddie Mac, and to hold variable rate loans in its portfolio. In the past two years, Fannie and Freddie have successfully “put back” to the Company’s subsidiary banks fewer than ten loans due to deficiencies in underwriting or loan documentation. In addition, the Company has not made use of so-called “robo-signers” in foreclosing on residential real estate, and it has not been subject to any foreclosure moratorium – whether self-imposed or imposed by others. The Company does not estimate that it has any material financial risk as a result of loan put-backs or its foreclosure practices, and has not established any reserves related to these items.

In addition to the lending related nonperforming assets, the Company also has $194 million in carrying value of investments in debt securities that were on nonaccrual status at September 30, 2010.

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

For commercial loans, we use historical loss experience factors by loan type and quality grade, adjusted for changes in trends and conditions, to help determine an indicated allowance for each portfolio segment. Currently, the Company re-estimates all commercial loss reserve factors based on very recent loss experience on a quarterly basis. These factors are evaluated and updated using migration analysis techniques and other considerations based on the makeup of the specific segment. These other considerations include:

•	volumes and trends of delinquencies;

•	levels of nonaccruals, repossessions and bankruptcies;

•	trends in criticized and classified loans;

•	new credit products and policies;

•	economic conditions;

•	concentrations of credit risk;

•	experience and abilities of the Company’s lending personnel; and

•	estimated loss realization period.

Currently we estimate the loss realization period to be approximately eighteen months for commercial and commercial real estate loans.

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

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(Amounts in millions)	Nine Months Ended September 30, 2010	Twelve Months Ended December 31, 2009	Nine Months Ended September 30, 2009

Loans and leases outstanding (net of unearned income)	$37,549	$40,189	$41,255

Average loans and leases outstanding (net of unearned income)	$38,644	$41,513	$41,773

Allowance for loan losses:
Balance at beginning of period	$1,531	$687	$687
Provision charged against earnings	679	2,017	1,626
Increase in allowance covered by FDIC indemnification	38	–	–
Loans and leases charged-off:
Commercial lending	(308)	(373)	(264)
Commercial real estate	(377)	(713)	(503)
Consumer	(106)	(170)	(133)

Total	(791)	(1,256)	(900)

Recoveries:
Commercial lending	27	51	6
Commercial real estate	29	21	8
Consumer	9	9	6

Total	65	81	20

Charge-offs recoverable from FDIC	8	2	–

Net loan and lease charge-offs	(718)	(1,173)	(880)

Balance at end of period	$1,530	$1,531	$1,433

Ratio of annualized net charge-offs to average loans and leases	2.48%	2.83%	2.81%

Ratio of allowance for loan losses to net loans and leases, at period end	4.07%	3.81%	3.47%

Ratio of allowance for loan losses to nonperforming loans, at period end	79.02%	64.36%	60.80%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	75.71%	60.22%	55.56%

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

We determine the reserve for unfunded lending commitments using a process that is similar to the one we use for commercial loans. Based on historical experience, we have developed experience-based loss factors that we apply to the Company’s unfunded lending commitments to estimate the potential for loss in such commitments. The September 30, 2010 reserve for unfunded lending commitments increased by $0.7 million from the comparable period in the prior year, and decreased by $18.5 million from December 31, 2009. This decrease is primarily due to a lower level of such commitments, especially to criticized and classified credits.

The following table sets forth the reserve for unfunded lending commitments:

(In millions)	Nine Months Ended September 30, 2010	Twelve Months Ended December 31, 2009	Nine Months Ended September 30, 2009

Balance at beginning of period	$116.4	$50.9	$50.9
Provision charged (credited) to earnings	(18.5)	65.5	46.3

Balance at end of period	$97.9	$116.4	$97.2

The following table sets forth the total allowance and reserve for credit losses:

(In millions)	September 30, 2010	December 31, 2009	September 30, 2009

Allowance for loan losses	$1,530	$1,531	$1,433
Reserve for unfunded lending commitments	98	117	97

Total allowance for credit losses	$1,628	$1,648	$1,530

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Interest Rate Risk

Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The Company has positioned its balance sheet to be more asset sensitive than it was on September 30, 2009.

We attempt to minimize the impact of changing interest rates on net interest income primarily through the use of interest rate floors on variable rate loans, interest rate swaps, use of interest rate futures, and by avoiding large exposures to long-term fixed rate interest-earning assets that have significant negative convexity. The prime lending rate and the LIBOR curves are the primary indices used for pricing the Company’s loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the expected changes in the fair values of equity in response to changes in interest rates. In the income simulation method, we analyze the expected changes in income in response to changes in interest rates.

Duration of equity is derived by first calculating the dollar duration of all assets, liabilities and derivative instruments. Dollar duration is determined by calculating the fair value of each instrument assuming interest rates sustain immediate and parallel movements up 1% and down 1%. The average of these two changes in fair value is the dollar duration. Subtracting the dollar duration of liabilities from the dollar duration of assets and adding the net dollar duration of derivative instruments results in the dollar duration of equity. Duration of equity is computed by dividing the dollar duration of equity by the fair value of equity. The Company’s policy is generally to maintain duration of equity between -3 years to +7 years. However, in the current low interest rate environment, the Company is operating with a duration of equity of less than -3 years in some planning scenarios.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

	September 30, 2010		December 31, 2009
	Low	High	Low	High
Duration of equity:
Range (in years)
Base case	-4.1	-1.6	-2.9	-0.8
Increase interest rates by 200 bp	-3.9	-1.9	-2.7	-0.8

	Deposit repricing response
	Fast	Slow	Fast	Slow
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	5.4%	8.6%	2.2%	5.0%
Decrease interest rates by 200 bp1	-2.2%	-2.5%	-4.1%	-4.3%

[1]	In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

During the first nine months of 2010, the duration of equity became shorter as compared to December 31, 2009. The reduction of the duration of equity was caused by an increase in demand deposits and a decrease in loans. The impact was partially offset by an increase in interest rate futures contracts.

Market Risk – Fixed Income

The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities held by the Company.

At September 30, 2010, the Company had $42.8 million of trading assets and $41.9 million of securities sold, not yet purchased, compared with $23.5 million and $43.4 million on December 31, 2009 and $76.7 million and $39.4 million on September 30, 2009, respectively.

The Company is exposed to market risk through changes in fair value and OTTI of HTM and AFS securities. The Company also is exposed to market risk for interest rate swaps and Eurodollar and Federal Funds futures contracts used to hedge interest rate risk. Changes in fair value in available-for-sale securities and in interest rate swaps that qualify as cash flow hedges are included in OCI each quarter. During the third quarter of 2010, the after-tax change in OCI attributable to held-to-maturity and available-for-sale securities was $(12.1) million, and the change attributable to interest rate swaps was $(9.1) million. If any of the AFS securities or HTM securities transferred from AFS become other than temporarily impaired, any credit loss in OCI is reversed and the impairment is charged to operations. See “Investment Securities Portfolio” for additional information on OTTI.

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

The management of liquidity and funding is performed centrally for both the Parent and its subsidiary banks. The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders, including the CPP preferred equity issued to the U.S. Department of the Treasury. The Parent’s cash needs are usually met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate share of current income taxes, management and other fees, bank lines, equity contributed through the exercise of stock options, commercial paper, and long-term debt and equity issuances. The subsidiary banks’ primary source of funding is their core deposits. Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of the Parent and its subsidiary banks. As a result, the Company supplements operations with other sources to manage its liquidity needs.

Most of the Company’s subsidiary banks have seen reduced profitability or recorded losses in recent quarters, and therefore are currently unable to reliably pay dividends. Also, earnings on the Parent’s investment securities portfolio have been reduced. Cash earnings from subsidiaries and investments currently do not cover the Parent’s interest and dividend payments. In addition, the Parent had to increase its investment in several of its bank subsidiaries in 2009 and in the first quarter of 2010 in order to maintain capital levels appropriate to current weak economic and credit quality conditions. The Company has reduced the dividend on its common stock to $0.01 per share per quarter, in order to conserve both capital and cash. Federal Reserve Board Supervisory Letter SR 09-4, dated February 24, 2009, reiterates and expands previous guidance regarding the payment of common dividends and dividends on more senior capital instruments in times of stress on earnings and capital ratios.

ZIONS BANCORPORATION AND SUBSIDIARIES

General financial market and economic conditions, both of which have been highly stressed since mid-2008 or earlier, as well as the Company’s debt ratings, have adversely impacted the Company’s access to external financing. Access to funding markets for the Parent and subsidiary banks is directly impacted by the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings but can also influence the sources of the borrowings. The Parent’s credit ratings did not change during the first nine months of 2010. One rating agency, Moody’s, rates the Company’s senior debt as B2 or noninvestment grade, while Standard & Poors, Fitch and DBRS all rate the Company’s senior debt at a low investment grade. In August 2010, Moody’s changed its outlook for the Company to positive from negative. The other three agencies have a negative outlook for the Company.

During the first nine months of 2010, the primary sources of cash available to the Parent in the capital markets have been (1) issuance of new shares of common stock, (2) issuance of new shares of Series E preferred stock, (3) issuance of common stock warrants, (4) issuance of unsecured 1-2.5 year senior notes, and (5) issuance of five-year 7.75% unsecured senior notes. In total these sources added approximately $1,058 million to the Parent’s cash balance. The Parent became more liquid during the third quarter of 2010, with its cash balance increasing to $1,209 million at September 30, 2010, compared with $1,116 million at June 30, 2010 and $542 million at December 31, 2009.

For the three and nine months ended September 30, 2010, the Parent’s operating expenses included $35.4 million and $108.3 million of interest expense, excluding amortization, respectively. Additionally, the Parent paid $29.8 million and $74.6 million of dividends on preferred and common stock, respectively, for the same applicable periods.

Additional information regarding financing actions may be found subsequently. During 2009, and in the first nine months of 2010, some other financing markets began to reopen for regional and larger banking companies, but there can be no assurance that the Company will have access to these markets at any given time.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents the Parent’s balance sheet at September 30, 2010, December 31, 2009, and September 30, 2009.

Parent Only Condensed Balance Sheets

(In thousands)	September 30, 2010	December 31, 2009	September 30, 2009

ASSETS
Cash and due from banks	$1,950	$2,254	$4
Interest-bearing deposits	1,206,647	539,874	858,668
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $3,502, $2,633, and $3,668)	3,690	2,633	3,899
Available-for-sale, at fair value	465,751	432,761	328,343
Trading account, at fair value	–	–	49
Loans, net of unearned fees of $0, $45, and $47 and allowance for loan losses of $58, $112, and $52)	2,865	6,292	6,353
Other noninterest-bearing investments	53,068	83,780	75,515
Investments in subsidiaries:
Commercial banks and bank holding company	6,722,326	6,579,075	6,502,858
Other operating companies	71,067	66,254	74,661
Nonoperating – ZMFU II, Inc.[1]	92,881	92,184	91,691
Receivables from nonbank subsidiaries	1,400	2,050	3,700
Other assets	165,978	76,574	94,929

	$8,787,623	$7,883,731	$8,040,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$203,505	$233,550	$189,566
Commercial paper:
Due to affiliates	45,985	49,991	49,988
Due to others	29,142	1,084	2,449
Other short-term borrowings	204,252	117,263	29,687
Subordinated debt to affiliated trusts	309,278	309,278	309,278
Long-term debt
Due to affiliates	117,851	–	–
Due to others	1,382,178	1,479,907	1,786,994

Total liabilities	2,292,191	2,191,073	2,367,962

Shareholders’ equity:
Preferred stock	1,875,463	1,502,784	1,529,462
Common stock	4,070,963	3,318,417	3,125,344
Retained earnings	1,017,428	1,324,516	1,502,232
Accumulated other comprehensive income (loss)	(452,553)	(436,899)	(469,112)
Deferred compensation	(15,869)	(16,160)	(15,218)

Total shareholders’ equity	6,495,432	5,692,658	5,672,708

	$8,787,623	$7,883,731	$8,040,670

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

During the first nine months of 2010, on a consolidated basis, issuances of long-term debt exceeded repayments, which resulted in net cash inflows of $12 million. Cash received from the issuance of long-term debt for the first nine months of 2010 included $40 million from the issuance of additional 7.75% unsecured notes due September 23, 2014, $41 million from the issuance of senior medium-term notes due between November 2012 and February 2013.

ZIONS BANCORPORATION AND SUBSIDIARIES

On a consolidated basis, issuances of short-term borrowings exceeded repayments, which resulted in $66 million of cash inflows during the first nine months of 2010. This included $116 million from the issuance of one-year senior medium-term notes.

At September 30, 2010, maturities of short- and long-term senior medium-term notes ranged from October 2010 to February 2013 with rates from 3.25% to 6.00%.

The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000 and foreign deposits. At September 30, 2010, these core deposits, excluding brokered deposits, in aggregate, constituted 93.0% of consolidated deposits, compared with 93.1% and 89.3% of consolidated deposits at June 30, 2010 and December 31, 2009 respectively. The Company’s subsidiary banks have also obtained brokered deposits to serve as an additional source of liquidity. At September 30, 2010, total brokered deposits were $0.5 billion, down from $1.6 billion at December 31, 2009 and $2.5 billion at September 30, 2009.

Total deposits decreased by $1,054 million during the third quarter of 2010 due to our efforts to reduce excess liquidity. Except for savings and NOW deposits, all deposit categories decreased during the third quarter of 2010. We worked with a number of business and governmental customers to help them move excess cash balances into sweep accounts at third-party money market funds. We will continue to reduce non-core and non-relationship deposits to improve profitability and return on capital, but as loan demand improves we anticipate bringing these deposits back onto the balance sheet.

For the first nine months of 2010, total deposits decreased by $880 million, resulting in net cash outflows of $878 million. Money market, time, and foreign deposits decreased, while lower-rate savings and NOW and noninterest-bearing demand deposits increased.

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

The Federal Home Loan Bank (“FHLB”) system, has, from time to time, been a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. Borrowings from the FHLB may increase in the future, depending on availability of funding from other sources such as deposits. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. At September 30, 2010 and December 31, 2009 the Company had $20 million and $16 million, respectively, of long-term borrowings outstanding from the FHLB, but did not have any short-term borrowings outstanding from the FHLB for the same applicable periods. At September 30, 2010 and December 31, 2009 the subsidiary banks’ total investment in FHLB stock was approximately $129 million and $136 million, respectively.

At September 30, 2010, the amount available for additional FHLB and Federal Reserve borrowings was approximately $12.5 billion. An additional $0.7 billion could be borrowed at September 30, 2010 upon the pledging of additional available collateral.

ZIONS BANCORPORATION AND SUBSIDIARIES

While not considered a primary source of funding, the Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is being observed. For the first nine months of 2010, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $368 million.

During the first nine months of 2010, several of the Company’s subsidiary banks surrendered certain bank-owned life insurance contracts and received cash of $210 million for the settlement of the cash surrender values of the policies.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most cases, loan growth has resulted in net cash outflows from a funding standpoint; however, for both 2009 and for the first nine months of 2010, organic loan activity resulted in a net cash inflow $1.4 billion.

During the nine months ended September 30, 2010, the Company received net cash income tax refunds totaling $325 million.

Consolidated cash at the Parent and its subsidiaries increased to $5.5 billion at September 30, 2010 from $2.0 billion at December 31, 2009 and $3.2 billion at September 30, 2009. During the first nine months of 2010 we had a significant increase in cash mainly due to our capital raising transactions and a net decrease in loans, partially offset by a decrease in total deposits. However, during the third quarter of 2010, consolidated cash decreased by $0.4 billion from $5.9 billion at June 30, 2010, reflecting our efforts to reduce excess liquidity.

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

Note 9 of the Notes to Consolidated Financial Statements discusses the Company’s debt and equity transactions during the first nine months of 2010.

ZIONS BANCORPORATION AND SUBSIDIARIES

These debt and equity issuances, along with the Total Return Swap (“TRS”) with regard to certain of the Company’s CDO investments have significantly bolstered the Company’s capital position and ratios. However, the Company anticipates that it may continue to raise additional common equity in amounts sufficient to cover losses and dividends until it returns to profitability in order to preserve this capital position.

Total controlling interest shareholders’ equity at September 30, 2010 was $6,495 million compared to $5,693 million at December 31, 2009, and $5,673 million at September 30, 2009. The increase in total controlling interest shareholders’ equity from December 31, 2009 is primarily due to the capital actions previously discussed partially offset by a net loss for the first nine months of 2010 and dividends paid on common and preferred stock for the same applicable period.

Conversions of convertible subordinated debt into preferred stock have augmented the Company’s capital position and reduced future refinancing needs. From the original modification in June 2009 through the announced conversions that will occur in the fourth quarter of 2010, $406.4 million of debt will have been extinguished and $474.2 million of preferred capital will have been added. The following schedule shows the effect the conversion had on Tier 1 capital and outstanding convertible subordinated debt.

	Three Months Ended
(In millions)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009

Preferred equity
Convertible subordinated debt converted to preferred stock	$54,259	$116,624	$21,034	$35,682	$27,757	$–
Beneficial conversion feature reclassified from common to preferred stock	9,231	19,034	3,578	6,212	4,786

Change in preferred equity	63,490	135,658	24,612	41,894	32,543	–
Common equity
Gain on subordinated debt modification, net of tax				9,398		304,875
Accelerated convertible subordinated debt amortization, net of tax	(22,322)	(58,663)	(6,905)	(12,330)	(9,733)	–
Beneficial conversion feature added to common stock				1,660		201,154
Beneficial conversion feature reclassified from common to preferred stock	(9,231)	(19,034)	(3,578)	(6,212)	(4,786)	–

Change in common equity	(31,553)	(77,697)	(10,483)	(7,484)	(14,519)	506,029

Net impact on Tier 1 capital	$31,937	$57,961	$14,129	$34,410	$18,024	$506,029

Convertible subordinated debt outstanding	$954,509	$1,008,768	$1,125,392	$1,146,426	$1,142,108	$1,169,865

Additionally, on October 21, 2010, the Company filed a Form 8-K disclosing that holders of subordinated notes elected to convert a combined $151.0 million principal amount of these notes into the Company’s preferred stock. The Company expects an additional 150,972 of Series C and 63 shares of Series A preferred stock will be issued on November 15, 2010 and November 16, 2010, unless the elections are revoked prior to that date. Also $25 million of the original beneficial conversion feature will be reclassified into preferred stock from common stock as a result of this conversion. The expected discount amortization attributable to the conversions (i.e. accelerated discount amortization) is approximately $73.3 million in the fourth quarter, which compares to $27.5 million of accelerated discount amortization for the September 2010 conversions.

Dividends of $0.03 per common share (a total of $4.9 million) were paid in the first nine months of 2010. This rate is unchanged from the rate paid since the third quarter of 2009. At its October 2010 meeting, the Company’s Board of Directors declared a dividend of $0.01 per share of common stock. The dividend is payable November 23, 2010 to shareholders of record as of the close of business on November 10, 2010.

ZIONS BANCORPORATION AND SUBSIDIARIES

Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury.

The Company recorded preferred stock dividends of $84.8 million and $78.3 million during the first nine months of 2010 and 2009, respectively. Preferred dividends for the first nine months of 2010 and 2009 include $67.5 million and $68.1 million, respectively, related to the TARP preferred stock issued to the U.S. Department of the Treasury.

Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of September 30, 2010, the Company and each of its subsidiary banks exceeded the “well capitalized” guidelines under regulatory standards.

The Company’s capital ratios were as follows:

	September 30, 2010	December 31, 2009	September 30, 2009	Percentage required to be well capitalized

Tangible common equity ratio	7.03%	6.12%	5.76%	na
Tangible equity ratio	10.78%	9.16%	8.73%	na
Average equity to average assets (three months ended)	12.40%	10.76%	10.94%	na

Risk-based capital ratios:
Tier 1 common to risk-weighted assets	8.66%	6.73%	6.59%	na
Tier 1 leverage	12.00%	10.38%	10.40%	na [1]
Tier 1 risk-based capital	13.97%	10.53%	10.34%	6.00%
Total risk-based capital	16.54%	13.28%	13.08%	10.00%

[1]	There is no Tier 1 leverage component in the definition of a well capitalized holding company.

At September 30, 2010, regulatory Tier 1 risk-based capital and total risk-based capital were $6,109 million and $7,230 million compared to $5,407 million and $6,823 million at December 31, 2009, and $5,447 million and $6,892 million at September 30, 2009, respectively.

GAAP to NON-GAAP RECONCILIATION

1. Tier 1 common equity

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

(Amounts in millions)	September 30, 2010	December 31, 2009	September 30, 2009

Controlling interest shareholders’ equity (GAAP)	$6,495	$5,693	$5,673
Accumulated other comprehensive loss (income)	453	437	469
Nonqualifying goodwill and intangibles	(1,109)	(1,129)	(1,143)
Disallowed deferred tax assets	(179)	(43)	–
Other regulatory adjustments	1	1	–
Qualifying trust preferred securities	448	448	448

Tier 1 capital (regulatory)	6,109	5,407	5,447
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(1,876)	(1,503)	(1,529)

Tier 1 common equity (non-GAAP)	$3,785	$3,456	$3,470

Risk-weighted assets (regulatory)	43,719	51,360	52,685
Tier 1 common to risk-weighted assets (non-GAAP)	8.66%	6.73%	6.59%

2. Core net interest margin

This 10-Q presents a “core net interest margin” which excludes the effects of the (1) discount amortization on convertible subordinated debt; (2) accelerated discount amortization on convertible subordinated debt; and (3) additional accretion of interest income on acquired loans based on increased projected cash flows (hereinafter collectively referred to as the “net interest margin adjustments”). The net interest margin adjustments are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”). Management considers the net interest margin adjustments to be relevant to ongoing operating results.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The Schedule below provides a reconciliation of net interest margin (GAAP) to core net interest margin (non-GAAP).

	Three Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009

Net interest margin as reported (GAAP)	3.84%	3.58%	3.91%
Addback for the impact on net interest margin of:
Discount amortization on convertible subordinated debt	0.12%	0.12%	0.10%
Accelerated discount amortization on convertible subordinated debt	0.23%	0.52%	0.12%
Additional accretion of interest income on acquired loans	-0.16%	-0.08%	–

Core net interest margin (non-GAAP)	4.03%	4.14%	4.13%

3. Income (loss) before income taxes and subordinated debt modification and conversions

This 10-Q also presents “Income (loss) before income taxes and subordinated debt modification and conversions” which excludes the effects of the (1) discount amortization on convertible subordinated debt, (2) accelerated discount amortization on convertible subordinated debt, and (3) gain on subordinated debt modification. The adjustments are included in financial results presented in accordance with GAAP. Management considers the income (loss) adjustments to be relevant to ongoing operating results.

The Company believes the exclusion of these adjustments to present income before income taxes and subordinated debt modification and conversions provides a meaningful base for period-to-period and company-to-company comparisons, which management believes will assist investors in analyzing the operating results of the Company and predicting future performance. As a non-GAAP financial measure, income (loss) before income taxes and subordinated debt modification and conversions is used by management and the Board of Directors to assess the performance of the Company’s business for the following purposes:

•	Evaluation of bank reporting segment performance

•	Presentations of Company performance to investors

The Company believes that presenting the income (loss) before income taxes and subordinated debt modification and conversions will permit investors to assess the performance of the Company on the same basis as that applied by management and the Board of Directors. The schedule on page 41 provides a reconciliation of income (loss) before income taxes (GAAP) to Income (loss) before income taxes and subordinated debt modification and conversions (non-GAAP).

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Offer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Offer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2010.

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

During the first nine months of 2010, the Company identified the following additional risk factor:

Recently adopted financial reform legislation will impose significant new limitations on our business activities and subject us to increased regulation and additional costs.

The Dodd-Frank Wall Street Reform and Consumer Protection Act enacted on July 21, 2010 will have material implications for the Company and the entire financial services industry. Among other things it will or potentially could:

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the third quarter of 2010:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
July	752	$21.45	–	$–
August	6,964	20.01	–	–
September	443	19.73	–	–

Third quarter	8,159	20.13	–

[1]

Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock under the “withholding shares” provision of an employee share-based compensation plan

ITEM 6.	EXHIBITS

a) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.11 of Form 10-Q for the quarter ended June 30, 2009.	*

3.12	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 2, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 3, 2010.	*

3.13	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 14, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 15, 2010.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.14	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

4.1	Warrant Agreement, between Zions Bancorporation and Zions First National Bank, and Warrant Certificate (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2010, December 31, 2009, and September 30, 2009, (ii) the Consolidated Statements of Income for the three months ended September 30, 2010 and September 30, 2009 and the nine months ended September 30, 2010 and September 30, 2009, (iii) the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2010 and September 30, 2009, (iv) the Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and September 30, 2009 and the nine months ended September 30, 2010 and September 30, 2009, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished herewith).

*Incorporated by reference

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

Date: November 9, 2010