Form 10-Q
period 2011-03-31
ZIONS BANCORPORATION /UT/
filed 2011-05-10
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 29, 2011	183,824,938 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2011	December 31, 2010	March 31, 2010
	(Unaudited)		(Unaudited)

ASSETS
Cash and due from banks	$949,140	$924,126	$1,045,391
Money market investments:
Interest-bearing deposits	4,689,323	4,576,008	3,410,211
Federal funds sold and security resell agreements	67,197	130,305	117,548
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $758,169, $788,354, and $856,256)	820,636	840,642	902,902
Available-for-sale, at fair value	4,130,342	4,205,742	3,437,098
Trading account, at fair value	56,549	48,667	50,698

	5,007,527	5,095,051	4,390,698
Loans held for sale	195,055	206,286	171,892
Loans:
Loans and leases excluding FDIC-supported loans	35,753,638	35,896,395	37,784,853
FDIC-supported loans	912,881	971,377	1,320,737

	36,666,519	36,867,772	39,105,590
Less:
Unearned income and fees, net of related costs	120,725	120,341	131,555
Allowance for loan losses	1,349,800	1,440,341	1,581,577

Loans and leases, net of allowance	35,195,994	35,307,090	37,392,458

Other noninterest-bearing investments	858,958	858,367	909,601
Premises and equipment, net	721,487	720,985	707,387
Goodwill	1,015,161	1,015,161	1,015,161
Core deposit and other intangibles	82,199	87,898	106,839
Other real estate owned	268,876	299,577	414,237
Other assets	1,756,791	1,814,032	2,031,558

	$50,807,708	$51,034,886	$51,712,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$13,790,615	$13,653,929	$12,799,002
Interest-bearing:
Savings and NOW	6,494,013	6,362,138	5,978,536
Money market	14,874,507	15,090,833	16,667,011
Time under $100,000	1,859,005	1,941,211	2,306,101
Time $100,000 and over	2,085,487	2,232,238	2,697,261
Foreign	1,488,807	1,654,651	1,647,898

	40,592,434	40,935,000	42,095,809
Securities sold, not yet purchased	101,406	42,548	47,890
Federal funds purchased and security repurchase agreements	727,764	722,258	953,791
Other short-term borrowings	182,167	166,394	178,435
Long-term debt	1,913,083	1,942,622	2,016,461
Reserve for unfunded lending commitments	102,168	111,708	96,312
Other liabilities	444,099	467,142	467,371

Total liabilities	44,063,121	44,387,672	45,856,069

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	2,162,399	2,056,672	1,532,323
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 183,854,486, 182,784,086, and 160,300,162	4,178,369	4,163,619	3,517,621
Retained earnings	904,247	889,284	1,220,439
Accumulated other comprehensive income (loss)	(499,163)	(461,296)	(428,177)

Controlling interest shareholders’ equity	6,745,852	6,648,279	5,842,206
Noncontrolling interests	(1,265)	(1,065)	14,706

Total shareholders’ equity	6,744,587	6,647,214	5,856,912

	$50,807,708	$51,034,886	$51,712,981

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2011	2010

Interest income:
Interest and fees on loans	$518,157	$547,636
Interest on money market investments	2,843	1,439
Interest on securities:
Held-to-maturity	8,664	7,893
Available-for-sale	22,276	22,692
Trading account	452	475

Total interest income	552,392	580,135

Interest expense:
Interest on deposits	36,484	56,076
Interest on short-term borrowings	2,180	3,067
Interest on long-term debt	89,872	65,692

Total interest expense	128,536	124,835

Net interest income	423,856	455,300
Provision for loan losses	60,000	265,565

Net interest income after provision for loan losses	363,856	189,735

Noninterest income:
Service charges and fees on deposit accounts	44,530	51,608
Other service charges, commissions and fees	41,685	39,042
Trust and wealth management income	6,754	7,609
Capital markets and foreign exchange	7,214	8,539
Dividends and other investment income	8,028	7,700
Loan sales and servicing income	6,013	6,432
Fair value and nonhedge derivative income	1,220	2,188
Equity securities gains (losses), net	897	(3,165)
Fixed income securities gains (losses), net	(59)	1,256
Impairment losses on investment securities:
Impairment losses on investment securities	(3,105)	(48,570)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	–	17,307

Net impairment losses on investment securities	(3,105)	(31,263)
Gain on subordinated debt exchange	–	14,471
Other	20,966	3,193

Total noninterest income	134,143	107,610

Noninterest expense:
Salaries and employee benefits	215,010	204,333
Occupancy, net	28,010	28,488
Furniture and equipment	25,662	24,996
Other real estate expense	24,167	32,648
Credit related expense	14,913	16,825
Provision for unfunded lending commitments	(9,540)	(20,133)
Legal and professional services	6,689	9,976
Advertising	6,911	6,374
FDIC premiums	24,101	24,210
Amortization of core deposit and other intangibles	5,701	6,577
Other	66,751	54,832

Total noninterest expense	408,375	389,126

Income (loss) before income taxes	89,624	(91,781)
Income taxes (benefit)	37,033	(28,644)

Net income (loss)	52,591	(63,137)
Net income (loss) applicable to noncontrolling interests	(226)	(2,927)

Net income (loss) applicable to controlling interest	52,817	(60,210)
Preferred stock dividends	(38,050)	(26,311)

Net earnings (loss) applicable to common shareholders	$14,767	$(86,521)

Weighted average common shares outstanding during the period:
Basic shares	181,707	151,073
Diluted shares	181,998	151,073

Net earnings (loss) per common share:
Basic	$0.08	$(0.57)
Diluted	0.08	(0.57)

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity

		Shares	Amount

Balance at December 31, 2010	$2,056,672	182,784,086	$4,163,619	$889,284	$(461,296)	$(1,065)	$6,647,214

Comprehensive income:
Net income (loss) for the period				52,817		(226)	52,591
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments					(31,788)
Reclassification for net losses on investments included in earnings					1,954
Accretion of securities with noncredit-related impairment losses not expected to be sold					26
Net unrealized losses on derivative instruments					(8,059)

Other comprehensive loss					(37,867)		(37,867)

Total comprehensive income							14,724
Subordinated debt converted to preferred stock	100,454		(14,605)				85,849
Issuance of common stock		1,067,540	25,048				25,048
Net activity under employee plans and related tax benefits		2,860	4,307				4,307
Dividends on preferred stock	5,273			(38,050)			(32,777)
Dividends on common stock, $0.01 per share				(1,824)			(1,824)
Change in deferred compensation				2,020			2,020
Other changes in noncontrolling interests						26	26

Balance at March 31, 2011	$2,162,399	183,854,486	$4,178,369	$904,247	$(499,163)	$(1,265)	$6,744,587

Balance at December 31, 2009	$1,502,784	150,425,070	$3,318,417	$1,308,356	$(436,899)	$17,599	$5,710,257
Comprehensive loss:
Net loss for the period				(60,210)		(2,927)	(63,137)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains on investments					10,565
Reclassification for net losses on investments included in earnings					18,521
Noncredit-related impairment losses on securities not expected to be sold					(10,687)
Accretion of securities with noncredit-related impairment losses not expected to be sold					39
Net unrealized losses on derivative instruments					(9,716)

Other comprehensive income					8,722		8,722

Total comprehensive loss							(54,415)
Subordinated debt converted to preferred stock	24,612		(3,578)				21,034
Subordinated debt exchanged for common stock		2,165,391	46,902				46,902
Issuance of common stock		7,741,740	149,908				149,908
Net activity under employee plans and related tax benefits		(32,039)	5,972				5,972
Dividends on preferred stock	4,927			(26,311)			(21,384)
Dividends on common stock, $0.01 per share				(1,498)			(1,498)
Change in deferred compensation				102			102
Other changes in noncontrolling interests						34	34

Balance at March 31, 2010	$1,532,323	160,300,162	$3,517,621	$1,220,439	$(428,177)	$14,706	$5,856,912

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$52,591	$(63,137)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net impairment losses on investment securities	3,105	31,263
Gain on subordinated debt exchange	–	(14,471)
Provision for credit losses	50,460	245,432
Depreciation and amortization	89,806	46,254
Deferred income tax expense (benefit)	53,790	(36,163)
Net increase in trading securities	(7,882)	(27,155)
Net decrease in loans held for sale	28,471	24,981
Net write-down of and losses from sales of other real estate owned	19,750	27,112
Change in other liabilities	(36,824)	336,775
Change in other assets	18,154	103,373
Other, net	(2,200)	(3,720)

Net cash provided by operating activities	269,221	670,544

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in short term investments	(50,207)	(2,796,254)
Proceeds from maturities and paydowns of investment securities held-to-maturity	29,108	26,651
Purchases of investment securities held-to-maturity	(5,493)	(22,884)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	302,250	409,761
Purchases of investment securities available-for-sale	(279,886)	(196,548)
Proceeds from sales of loans and leases	1,082	35,163
Net loan and lease collections (originations)	(44,811)	788,877
Net decrease in other noninterest-bearing investments	4,796	16,613
Net purchases of premises and equipment	(20,185)	(15,549)
Proceeds from sales of other real estate owned	91,841	105,981

Net cash provided by (used in) investing activities	28,495	(1,648,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(342,542)	257,421
Net change in short-term funds borrowed	80,092	229,424
Proceeds from issuance of long-term debt	–	39,698
Repayments of long-term debt	(156)	(61)
Proceeds from issuance of common stock	25,212	149,908
Dividends paid on common and preferred stock	(34,601)	(22,882)
Other, net	(707)	(661)

Net cash provided by (used in) financing activities	(272,702)	652,847

Net increase (decrease) in cash and due from banks	25,014	(324,798)
Cash and due from banks at beginning of period	924,126	1,370,189

Cash and due from banks at end of period	$949,140	$1,045,391

Cash paid for interest	$91,281	$102,672
Net cash refund received for income taxes	(108)	(352,753)

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2011

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. References to GAAP are made according to sections of the Accounting Standards Codification (“ASC”) and to Accounting Standards Updates (“ASU”). Certain prior period amounts have been reclassified to conform to the current period presentation.

Operating results for the three-month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2010 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2010 Annual Report on Form 10-K.

The Company provides a full range of banking and related services through banking subsidiaries in ten Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). The Parent also owns and operates certain nonbank subsidiaries that engage in wealth management and other financial related services.

2.	CERTAIN RECENT ACCOUNTING PRONOUNCEMENT

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-3, Reconsideration of Effective Control for Repurchase Agreements. The primary feature of this new accounting guidance under ASC 860, Transfers and Servicing, relates to the criteria that determine whether a sale or a secured borrowing occurred based on the transferor’s maintenance of effective control over the transferred financial assets. The new guidance focuses on the transferor’s contractual rights and obligations with respect to the transferred financial assets and not on the transferor’s ability to perform under those rights and obligations. Accordingly, the collateral maintenance requirement is eliminated by ASU 2011-3 from the assessment of effective control. The new guidance will take effect prospectively for the first interim or annual period beginning after December 15, 2011. Early adoption is not permitted. Management is currently evaluating the impact this new guidance may have on the Company’s financial statements.

Additional recent accounting pronouncements are discussed where applicable in the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities are summarized as follows:

(In thousands)	Three Months Ended March 31,
	2011	2010

Loans transferred to other real estate owned	$89,529	$161,025
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	14,604	3,578
Subordinated debt exchanged for common stock	–	46,902
Subordinated debt converted to preferred stock	85,850	21,034

4.	INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2011
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Held-to-maturity:
Municipal securities	$557,684	$–	$–	$557,684	$8,570	$3,339	$562,915
Asset-backed securities:
Trust preferred securities – banks and insurance	263,621	–	23,997	239,624	337	61,219	178,742
Other	27,174	–	3,946	23,228	925	7,741	16,412
Other debt securities	100	–	–	100	–	–	100

	$848,579	$–	$27,943	$820,636	$9,832	$72,299	$758,169

Available-for-sale:
U.S. Treasury securities	$725,443	$397	$8	$725,832			$725,832
U.S. Government agencies and corporations:
Agency securities	180,432	6,071	107	186,396			186,396
Agency guaranteed mortgage-backed securities	580,298	12,344	2,163	590,479			590,479
Small Business Administration loan-backed securities	919,690	7,430	6,999	920,121			920,121
Municipal securities	141,810	2,369	404	143,775			143,775
Asset-backed securities:
Trust preferred securities – banks and insurance	1,940,474	9,994	764,732	1,185,736			1,185,736
Trust preferred securities – real estate investment trusts	40,260	–	20,546	19,714			19,714
Auction rate securities	110,203	578	1,537	109,244			109,244
Other	100,191	1,522	22,797	78,916			78,916

	4,738,801	40,705	819,293	3,960,213			3,960,213
Mutual funds and stock	170,062	67	–	170,129			170,129

	$4,908,863	$40,772	$819,293	$4,130,342			$4,130,342

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2010
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Held-to-maturity:
Municipal securities	$638,371	$–	$–	$638,371	$8,951	$4,806	$642,516
Asset-backed securities:
Trust preferred securities – banks and insurance	264,701	–	25,667	239,034	267	42,990	196,311
Other	29,984	–	4,587	25,397	458	8,525	17,330
Other debt securities	100	–	–	100	–	1	99

	$933,156	$–	$30,254	$902,902	$9,676	$56,322	$856,256

Available-for-sale:
U.S. Treasury securities	$27,669	$350	$–	$28,019			$28,019
U.S. Government agencies and corporations:
Agency securities	224,278	6,793	93	230,978			230,978
Agency guaranteed mortgage-backed securities	371,596	11,557	425	382,728			382,728
Small Business Administration loan-backed securities	798,005	3,369	16,061	785,313			785,313
Municipal securities	230,474	5,054	549	234,979			234,979
Asset-backed securities:
Trust preferred securities – banks and insurance	1,994,937	55,552	697,549	1,352,940			1,352,940
Trust preferred securities – real estate investment trusts	54,232	–	30,378	23,854			23,854
Auction rate securities	156,358	823	386	156,795			156,795
Other	115,777	1,413	45,855	71,335			71,335

	3,973,326	84,911	791,296	3,266,941			3,266,941
Mutual funds and stock	170,081	76	–	170,157			170,157

	$4,143,407	$84,987	$791,296	$3,437,098			$3,437,098

[1]	The gross unrealized losses recognized in Other Comprehensive Income (“OCI”) resulted from a transfer of AFS securities to HTM in 2008.

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of March 31, 2011 by expected maturity distribution for structured asset-backed CDOs (“ABS CDOs”) and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$51,224	$51,661	$1,130,437	$1,096,796
Due after one year through five years	228,321	226,342	901,953	870,511
Due after five years through ten years	157,973	150,575	754,738	662,934
Due after ten years	411,061	329,591	1,951,673	1,329,972

	$848,579	$758,169	$4,738,801	$3,960,213

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity:
Municipal securities	$564	$31,398	$2,775	$23,394	$3,339	$54,792
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	85,216	178,344	85,216	178,344
Other	–	–	11,687	14,495	11,687	14,495

	$564	$31,398	$99,678	$216,233	$100,242	$247,631

Available-for-sale:
U.S. Treasury securities	$8	$199,834	$–	$–	$8	$199,834
U.S. Government agencies and corporations:
Agency securities	83	9,442	24	946	107	10,388
Agency guaranteed mortgage-backed securities	2,163	263,661	–	–	2,163	263,661
Small Business Administration loan-backed securities	2,838	292,232	4,161	224,376	6,999	516,608
Municipal securities	401	19,319	3	391	404	19,710
Asset-backed securities:
Trust preferred securities – banks and insurance	15,954	181,329	748,778	863,265	764,732	1,044,594
Trust preferred securities – real estate investment trusts	–	–	20,546	19,714	20,546	19,714
Auction rate securities	1,537	67,008	–	–	1,537	67,008
Other	–	–	22,797	44,369	22,797	44,369

	$22,984	$1,032,825	$796,309	$1,153,061	$819,293	$2,185,886

	March 31, 2010
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity:
Municipal securities	$743	$43,450	$4,063	$26,998	$4,806	$70,448
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	68,657	196,311	68,657	196,311
Other	–	–	13,112	17,330	13,112	17,330
Other debt securities	–	–	1	99	1	99

	$743	$43,450	$85,833	$240,738	$86,576	$284,188

Available-for-sale:
U.S. Government agencies and corporations:
Agency securities	$55	$5,248	$38	$1,671	$93	$6,919
Agency guaranteed mortgage-backed securities	425	48,232	–	–	425	48,232
Small Business Administration loan-backed securities	2,101	67,505	13,960	488,164	16,061	555,669
Municipal securities	544	12,283	5	853	549	13,136
Asset-backed securities:
Trust preferred securities – banks and insurance	14,154	68,573	683,395	897,006	697,549	965,579
Trust preferred securities – real estate investment trusts	8,522	305	21,856	23,549	30,378	23,854
Auction rate securities	206	35,517	180	10,861	386	46,378
Other	2,252	5,833	43,603	51,571	45,855	57,404

	$28,259	$243,496	$763,037	$1,473,675	$791,296	$1,717,171

At March 31, 2011 and 2010, respectively, 78 and 104 HTM and 587 and 619 AFS investment securities were in an unrealized loss position.

We conduct a formal review of investment securities under ASC 320, Investments – Debt and Equity Securities, on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the

ZIONS BANCORPORATION AND SUBSIDIARIES

balance sheet date. Under these circumstances, OTTI is considered to have occurred if (1) we intend to sell the security; (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria under previous guidance.

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

Our 2010 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation for those security types that have significant gross unrealized losses at March 31, 2011:

Municipal securities

The HTM securities are purchased directly from the municipalities and are generally not rated by a credit rating agency. The AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair values of these securities are largely driven by interest rates. We perform credit quality reviews on these securities at each reporting period. Because the decline in fair value is not attributable to credit quality, no OTTI was recorded for these securities at March 31, 2011.

Asset-backed securities

Trust preferred securities – banks and insurance: These CDO securities are variable rate pools of trust preferred securities related to banks and insurance companies. They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”), which are rating agencies registered with the Securities and Exchange Commission (“SEC”). They were purchased generally at par. Unrealized losses were caused mainly by the following factors: (1) collateral deterioration due to bank failures and credit concerns across the banking sector; (2) widening of credit spreads for asset-backed securities; and (3) general illiquidity in the market for CDOs. Our ongoing review of these securities in accordance with the previous discussion determined that OTTI should be recorded at March 31, 2011.

Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Our ongoing review of these securities in accordance with the previous discussion determined that OTTI should be recorded at March 31, 2011.

Other asset-backed securities: Most of these CDO securities were purchased in 2009 from Lockhart at their carrying values and were then adjusted to fair value. Certain of these CDOs consist of ABS CDOs (also known as diversified structured finance CDOs). Unrealized losses since acquisition were caused mainly by deterioration in collateral quality and widening of credit spreads for asset backed securities. Unrealized losses decreased during the first quarter of 2011 as credit quality stabilized. Based on our review, no OTTI was recorded for these securities at March 31, 2011.

U.S. Government agencies and corporations

ZIONS BANCORPORATION AND SUBSIDIARIES

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, no OTTI was recorded for these securities at March 31, 2011.

The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings:

(In thousands)	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(5,357)	$(335,682)	$(341,039)	$(5,206)	$(269,251)	$(274,457)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized [1]	–	–	–	–	(325)	(325)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	–	(3,105)	(3,105)	(12)	(30,926)	(30,938)

Subtotal of amounts recognized in earnings	–	(3,105)	(3,105)	(12)	(31,251)	(31,263)
Reductions for securities sold during the period		26,434	26,434			–

Balance of credit-related OTTI at end of period	$(5,357)	$(312,353)	$(317,710)	$(5,218)	$(300,502)	$(305,720)

[1]	Relates to securities not previously impaired.
[2]	Relates to additional impairment on securities previously impaired.

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

During the three months ended March 31, 2011, for those securities with credit-related OTTI, there was no noncredit-related OTTI recognized in OCI. For the three months ended March 31, 2010, the $17.3 million ($10.7 million after-tax) recognized was on AFS securities.

Nontaxable interest income on securities was $5.8 million and $7.2 million for the three months ended March 31, 2011 and 2010, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended
	March 31, 2011		March 31, 2010
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$46	$–	$–	$12
Available-for-sale	3,519	6,729	1,284	31,279
Other noninterest-bearing investments:
Nonmarketable equity securities	1,067	–	2,072	5,237
Other	1	171	–	–

	4,633	6,900	3,356	36,528

Net losses		$(2,267)		$(33,172)

Statement of income information:
Net impairment losses on investment securities		$(3,105)		$(31,263)
Equity securities gains (losses), net		897		(3,165)
Fixed income securities gains (losses), net		(59)		1,256

Net losses		$(2,267)		$(33,172)

Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Securities with a carrying value of $1.5 billion and $1.7 billion at March 31, 2011 and 2010, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

5.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, requires certain additional disclosures under ASC 310, Receivables, which became effective at December 31, 2010. Certain other disclosures were required beginning March 31, 2011 and relate to additional detail for the rollforward of the allowance for credit losses and for impaired loans. The new guidance is incorporated in the following discussion. It relates only to financial statement disclosures and does not affect the Company’s financial condition or results of operations.

Additional accounting guidance and disclosures for troubled debt restructurings (“TDRs”) will be required for the Company beginning September 30, 2011 in accordance with ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 was issued April 5, 2011 and supersedes the deferral granted by ASU 2011-01 of the effective date of disclosures about TDRs which were included in ASU 2010-20. In addition to the required new disclosures, ASU 2011-02 provides criteria to evaluate if a TDR exists based on whether (1) the restructuring constitutes a concession by the creditor and (2) the debtor is experiencing financial difficulty. Management is currently evaluating the impact this new guidance may have on the Company’s financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Loans and Loans Held for Sale

Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Loans held for sale	$195,055	$206,286	$171,892

Commercial:
Commercial and industrial	$9,275,650	$9,167,001	$9,268,840
Leasing	409,264	410,174	442,290
Owner occupied	8,252,005	8,217,363	8,456,932
Municipal	435,220	438,985	331,489

Total commercial	18,372,139	18,233,523	18,499,551
Commercial real estate:
Construction and land development	2,954,781	3,499,103	5,060,388
Term	7,856,834	7,649,494	7,524,065

Total commercial real estate	10,811,615	11,148,597	12,584,453
Consumer:
Home equity credit line	2,120,091	2,141,740	2,120,655
1-4 family residential	3,619,647	3,499,149	3,584,339
Construction and other consumer real estate	324,381	343,257	402,971
Bankcard and other revolving plans	275,389	296,936	314,054
Other	230,376	233,193	278,830

Total consumer	6,569,884	6,514,275	6,700,849
FDIC-supported loans	912,881	971,377	1,320,737

Total loans	$36,666,519	$36,867,772	$39,105,590

FDIC-supported loans were acquired during 2009 and are indemnified by the FDIC under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased loans accounted for under ASC 310-30 at their carrying values rather than their outstanding balances. See subsequent discussion under purchased loans.

Owner occupied and commercial real estate loans include unamortized premiums of approximately $82.3 million at March 31, 2011 and $88.4 million at December 31, 2010.

Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.

Loans with a carrying value of approximately $20.6 billion at March 31, 2011 and $20.4 billion at December 31, 2010 were pledged as collateral for current and potential borrowings.

We sold loans totaling $458 million for the three months ended March 31, 2011 that were previously classified as loans held for sale. The amount sold approximately equaled the amount added to loans held for sale. Income from loans sold, excluding servicing, was $5.2 million for the three months ended March 31, 2011.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) consists of the allowance for loan and lease losses (“ALLL,” also referred to as the allowance for loan losses) and the reserve for unfunded lending commitments (“RULC”).

ZIONS BANCORPORATION AND SUBSIDIARIES

Allowance for Loan and Lease Losses: The ALLL represents our estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. Losses are charged to the ALLL when recognized. Generally, commercial loans are charged off or charged down at the point at which they are determined to be uncollectible in whole or in part, or when 180 days past due unless the loan is well secured and in the process of collection. Consumer loans are either charged off or charged down to net realizable value no later than the month in which they become 180 days past due. Closed-end loans, i.e., those with a maturity date, that are not secured by residential real estate are either charged off or charged down to net realizable value no later than the month in which they become 120 days past due. We establish the amount of the ALLL by analyzing the portfolio at least quarterly, and we adjust the provisions for loan losses so the ALLL is at an appropriate level at the balance sheet date.

The methodologies we use to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. For the commercial and commercial real estate segments, we use a comprehensive loan grading system to assign probability of default and loss given default grades to each loan. The credit quality indicators discussed subsequently are based on this grading system. Probability of default and loss given default grades are based on both financial and statistical models and loan officers’ judgment. We create groupings of these grades for each subsidiary bank and loan class and calculate historic loss rates using a loss migration analysis that attributes historic realized losses to historic loan grades over the time period of the loss migration analysis, ranging from the previous 6 to 60 months.

For the consumer loan segment, we use roll rate models to forecast probable inherent losses. Roll rate models measure the rate at which consumer loans migrate from one delinquency bucket to the next worse delinquency bucket, and eventually to loss. We estimate roll rates for consumer loans using recent delinquency and loss experience. These roll rates are then applied to current delinquency levels to estimate probable inherent losses.

For FDIC-supported loans purchased with evidence of credit deterioration, we determine the ALLL according to ASC 310-30. The accounting for these loans, including the allowance calculation, is described in the purchased loans section following.

After applying historic loss experience, as described above, we review the quantitatively derived level of ALLL for each segment using qualitative criteria. We track various risk factors that influence our judgment regarding the level of the ALLL across the portfolio segments. Primary qualitative factors that may not be reflected in our quantitative models include:

•	Asset quality trends

•	Risk management and loan administration practices

•	Risk identification practices

•	Effect of changes in the nature and volume of the portfolio

•	Existence and effect of any portfolio concentrations

•	National economic and business conditions

•	Regional and local economic and business conditions

•	Data availability and applicability

We review changes in these factors to ensure that changes in the level of the ALLL are consistent with changes in these factors. The magnitude of the impact of each of these factors on our qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. We also consider the

ZIONS BANCORPORATION AND SUBSIDIARIES

uncertainty inherent in the estimation process when evaluating the ALLL.

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

Changes in ACL Assumptions: During the first quarter of 2011, we changed certain assumptions in our loss migration model that we use to estimate the ALLL and RULC for the commercial and commercial real estate segments by expanding the loss look-back periods to include losses as far back as 60 months. Prior to the first quarter of 2011, we used loss migration models based on the most recent 18 months of loss data to estimate probable losses for the portions of the segments that were collectively evaluated for impairment. The expansion of the look-back periods to a maximum of 60 months during the first quarter of 2011 increased the quantitative portion of the ACL by approximately $63 million as of March 31, 2011 over what it would have been had the previous assumptions been used. We considered these assumption changes in assessing our qualitative adjustments to the ACL. The change was made so we could continue to capture the inherent risks in the portfolio, as we believe the high level of loss severity rates that occurred during the longer periods are still relevant to estimating probable inherent losses in those segments. Our quantitative models serve as the starting point for our estimation of the appropriate level of the ACL, and therefore we utilize the qualitative portion of the ACL to capture these risks not captured in the quantitative models.

Changes in the allowance for credit losses are summarized as follows:

(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Balance at beginning of period	$761,107	$487,235	$154,326	$37,673	$1,440,341
Additions:
Provision for loan losses	(19,725)	61,862	15,956	1,907	60,000
Change in allowance covered by FDIC indemnification				(9,048)	(9,048)
Deductions:
Gross loan and lease charge-offs	(59,383)	(73,380)	(26,321)	(8,884)	(167,968)
Net charge-offs recoverable from FDIC				4,534	4,534
Recoveries	12,091	4,797	4,149	904	21,941

Net loan and lease charge-offs	(47,292)	(68,583)	(22,172)	(3,446)	(141,493)

Balance at end of period	$694,090	$480,514	$148,110	$27,086	$1,349,800

Reserve for unfunded lending commitments:
Balance at beginning of period	$83,352	$26,373	$1,983	$–	$111,708
Provision credited to earnings	(8,923)	(73)	(544)	–	(9,540)

Balance at end of period	$74,429	$26,300	$1,439	$–	$102,168

Total allowance for credit losses:
Allowance for loan losses	$694,090	$480,514	$148,110	$27,086	$1,349,800
Reserve for unfunded lending commitments	74,429	26,300	1,439	–	102,168

Total allowance for credit losses	$768,519	$506,814	$149,549	$27,086	$1,451,968

ZIONS BANCORPORATION AND SUBSIDIARIES

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows at March 31, 2011:

(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Individually evaluated for impairment	$37,928	$23,419	$8,125	$97	$69,569
Collectively evaluated for impairment	656,162	457,095	139,985	20,637	1,273,879
Purchased loans with evidence of credit deterioration				6,352	6,352

Total	$694,090	$480,514	$148,110	$27,086	$1,349,800

Outstanding loan balances:
Individually evaluated for impairment	$502,071	$916,647	$127,320	$1,517	$1,547,555
Collectively evaluated for impairment	17,870,068	9,894,968	6,442,564	753,409	34,961,009
Purchased loans with evidence of credit deterioration				157,955	157,955

Total	$18,372,139	$10,811,615	$6,569,884	$912,881	$36,666,519

Nonaccrual and Past Due Loans

Loans are generally placed on nonaccrual status when payment in full of principal and interest is not expected, or the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection.

A nonaccrual loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement; the loan, if secured, is well secured; the borrower has paid according to the contractual terms for a minimum of six months; and analysis of the borrower indicates a reasonable assurance of the ability to maintain payments. Payments received on nonaccrual loans are applied as a reduction to the principal outstanding.

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

Nonaccrual loans are summarized as follows at March 31, 2011 and 2010:

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	Three Months Ended March 31,
	2011	2010

Loans held for sale	$20,735	$–

Commercial:
Commercial and industrial	$212,692	$318,154
Leasing	1,037	7,872
Owner occupied	317,268	459,522
Municipal	1,974	2,065

Total commercial	532,971	787,613
Commercial real estate:
Construction and land development	399,147	802,559
Term	270,315	323,817

Total commercial real estate	669,462	1,126,376
Consumer:
Home equity credit line	12,527	14,162
1-4 family residential	118,574	127,465
Construction and other consumer real estate	21,293	28,151
Bankcard and other revolving plans	330	384
Other	3,629	3,052

Total consumer loans	156,353	173,214
FDIC-supported loans	32,935	283,999

Total	$1,391,721	$2,371,202

Past due loans (accruing and nonaccruing) are summarized as follows at March 31, 2011:

(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Recorded investment in accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$176,064	$488	$18,503	$18,991	$195,055	$–	$1,970

Commercial:
Commercial and industrial	$9,058,680	$92,757	$124,213	$216,970	$9,275,650	$6,425	$62,667
Leasing	407,785	547	932	1,479	409,264	69	44
Owner occupied	7,982,556	77,894	191,555	269,449	8,252,005	2,497	105,354
Municipal	435,220	–	–	–	435,220	–	1,974

Total commercial	17,884,241	171,198	316,700	487,898	18,372,139	8,991	170,039
Commercial real estate:
Construction and land development	2,675,638	79,667	199,476	279,143	2,954,781	1,567	146,727
Term	7,658,565	82,590	115,679	198,269	7,856,834	1,084	124,371

Total commercial real estate	10,334,203	162,257	315,155	477,412	10,811,615	2,651	271,098
Consumer:
Home equity credit line	2,106,540	7,549	6,002	13,551	2,120,091	–	3,369
1-4 family residential	3,501,515	46,855	71,277	118,132	3,619,647	1,577	29,872
Construction and other consumer real estate	310,405	4,824	9,152	13,976	324,381	103	10,301
Bankcard and other revolving plans	270,275	3,556	1,558	5,114	275,389	1,508	189
Other	225,387	2,682	2,307	4,989	230,376	–	1,051

Total consumer loans	6,414,122	65,466	90,296	155,762	6,569,884	3,188	44,782
FDIC-supported loans	774,107	22,558	116,216	138,774	912,881	94,715	11,368

Total	$35,406,673	$421,479	$838,367	$1,259,846	$36,666,519	$109,545	$497,287

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

ZIONS BANCORPORATION AND SUBSIDIARIES

Credit Quality Indicators

In addition to the past due and nonaccrual criteria, we also analyze loans using a loan grading system. We generally assign internal grades to loans with commitments less than $500,000 based on the performance of those loans. Performance-based grades follow our definitions of Pass, Special Mention, Substandard, and Doubtful.

We generally assign internal grades to commercial and commercial real estate loans with commitments equal to or greater than $500,000 based on financial/statistical models and loan officer judgment. For these larger loans, we assign one of fourteen probability of default grades and one of twelve loss-given default grades. We use the ten Pass probability of default grades for loans that do not meet one of the grades listed subsequently. The other four grades follow our definitions of Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged-off. The definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:

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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows at March 31, 2011:

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$174,320	$–	$20,735	$–	$195,055	$–

Commercial:
Commercial and industrial	$8,493,411	$235,440	$518,714	$28,085	$9,275,650
Leasing	397,270	1,027	10,967	–	409,264
Owner occupied	7,397,747	162,330	688,414	3,514	8,252,005
Municipal	423,565	305	11,350	–	435,220

Total commercial	16,711,993	399,102	1,229,445	31,599	18,372,139	$694,090
Commercial real estate:
Construction and land development	1,678,638	375,439	892,202	8,502	2,954,781
Term	6,948,519	289,546	616,742	2,027	7,856,834

Total commercial real estate	8,627,157	664,985	1,508,944	10,529	10,811,615	480,514
Consumer:
Home equity credit line	2,076,744	107	43,196	44	2,120,091
1-4 family residential	3,455,353	6,746	156,298	1,250	3,619,647
Construction and other consumer real estate	294,301	1,470	28,078	532	324,381
Bankcard and other revolving plans	262,376	4,042	8,933	38	275,389
Other	223,929	408	6,033	6	230,376

Total consumer loans	6,312,703	12,773	242,538	1,870	6,569,884	148,110
FDIC-supported loans	601,018	53,282	258,546	35	912,881	27,086

Total	$32,252,871	$1,130,142	$3,239,473	$44,033	$36,666,519	$1,349,800

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. If a nonaccrual loan has a balance greater than $500,000 or if a loan is a TDR, we consider the loan to be impaired and estimate a specific reserve for the loan according to ASC 310. Smaller nonaccrual loans are pooled for ALLL estimation purposes. When loans are impaired, we estimate the amount of the balance that is impaired and assign a specific reserve to the loan based on the estimated present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received.

Information on impaired loans is summarized as follows at March 31, 2011:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
(In thousands)		with no allowance	with allowance

Commercial:
Commercial and industrial	$208,783	$101,324	$100,105	$201,429	$23,149	$210,610	$563
Leasing	–	–	–	–	–	–	–
Owner occupied	298,699	206,082	92,586	298,668	14,328	321,311	686
Municipal	1,974	–	1,974	1,974	451	1,983	–

Total commercial	509,456	307,406	194,665	502,071	37,928	533,904	1,249
				–
Commercial real estate:				–
Construction and land development	515,757	424,986	90,163	515,149	9,177	583,756	1,424
Term	401,528	277,150	124,348	401,498	14,242	416,262	1,759

Total commercial real estate	917,285	702,136	214,511	916,647	23,419	1,000,018	3,183
Consumer:
Home equity credit line	1,201	1,201	–	1,201	–	1,956	–
1-4 family residential	126,705	71,669	36,587	108,256	7,225	108,476	481
Construction and other consumer real estate	13,747	7,930	5,804	13,734	701	15,986	10
Bankcard and other revolving plans	30	–	30	30	30	52	–
Other	4,098	3,584	515	4,099	169	3,725	–

Total consumer loans	145,781	84,384	42,936	127,320	8,125	130,195	491
FDIC-supported loans	400,443	113,731	45,741	159,472	6,449	177,961	14,286	[1]

Total	$1,972,965	$1,207,657	$497,853	$1,705,510	$75,921	$1,842,078	$19,209

[1]	The balance of interest income recognized results primarily from accretion of interest income on impaired FDIC-supported loans.

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

Concentrations of Credit Risk

We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to an individual borrower or group(s) of borrowers as a result of any concentrations of credit risk. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. Our analysis as of March 31, 2011 has concluded that no significant exposure exists from such credit risks. See Note 6 for a discussion of counterparty risk associated with the Company’s derivative transactions.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

During the first quarter of 2011, certain FDIC-supported loans charged off at the time of acquisition were determined to be covered by the FDIC loss sharing agreement. The FDIC remitted $18.9 million to the Company, which was recognized in other noninterest income.

Upon acquisition, in accordance with applicable accounting guidance, the acquired loans were recorded at their fair value without a corresponding ALLL. The acquired foreclosed assets and subsequent real estate foreclosures were included with other real estate owned in the balance sheet and amounted to $43.9 million at March 31, 2011, $40.0 million at December 31, 2010, and $47.4 million at March 31, 2010.

Acquired loans which have evidence of credit deterioration and for which it is probable that not all contractual payments will be collected are accounted for as loans under ASC 310-30. Certain acquired loans (including loans with revolving privileges) without evidence of credit deterioration are accounted for under ASC 310-20 and are excluded from the following tables.

The outstanding balances of all contractually required payments and the related carrying amounts for loans under ASC 310-30 are as follows:

(In thousands)	March 31 2011	December 31, 2010	March 31, 2010 [1]

Commercial	$383,391	$413,783	$523,439
Commercial real estate	713,506	746,206	1,062,808
Consumer	67,813	79,393	101,690

Outstanding balance	$1,164,710	$1,239,382	$1,687,937

Carrying amount	$825,615	$877,857	$1,193,320
ALLL	25,236	35,123	14,711

Carrying amount, net	$800,379	$842,734	$1,178,609

[1]	See discussion following regarding the adjustment of previously reported amounts.

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

Changes in the accretable yield are as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	Three Months Ended March 31,
	2011	2010 [1]

Balance at beginning of period	$277,005	$161,977
Accretion	(31,443)	(17,677)
Reclassification from nonaccretable difference	23,392	5,054
Disposals and other	2,782	6,540

Balance at end of period	$271,736	$155,894

[1]	See discussion following regarding the adjustment of previously reported amounts.

Over the life of the loan or pool, we continue to estimate cash flows expected to be collected. We evaluate at the balance sheet date whether the estimated present value of these loans using the effective interest rates has decreased below their carrying value, and if so, we record a provision for loan losses. The present value of any subsequent increase in these loans’ actual or expected cash flows is used first to reverse any existing ALLL. Such reversal did not occur for the periods presented herein. For any remaining increases in cash flows expected to be collected, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Additionally, with respect to FDIC-supported loans, when changes in expected cash flows occur, to the extent applicable, we adjust the amount recoverable from the FDIC (also referred to as the FDIC indemnification asset) through a charge or credit (depending on whether there was an increase or decrease in expected cash flows) to other noninterest expense. The FDIC indemnification asset is included in other assets on the balance sheet.

The determination of the ALLL for FDIC-supported loans follows the same process described previously. However, this allowance is only established for credit deterioration subsequent to the date of acquisition and represents our estimate of the inherent losses in excess of the book value of FDIC-supported loans. The allowance for loan losses for loans acquired in FDIC-supported transactions is determined without giving consideration to the amounts recoverable through loss sharing agreements (since the loss sharing agreements are separately accounted for and thus presented “gross” on the balance sheet). The ALLL is included in the overall ALLL on the balance sheet. The provision for loan losses is reported net of changes in the amounts recoverable under the loss sharing agreements.

Certain acquired loans within the scope of ASC 310-30 are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. As allowed under ASC 310-30 in these circumstances, interest income is recognized on a cash basis similar to the cost recovery methodology used for nonaccrual loans. The carrying amounts in the preceding table also include the amounts for these loans. The net carrying amount of these loans was approximately $70.9 million at March 31, 2011, $78.3 million at December 31, 2010, and $175.5 million at March 31, 2010.

During the three months ended March 31, 2011 and 2010, we increased the ALLL for all FDIC-supported loans by a charge to the provision for loan losses of $1.9 million and $17.0 million, respectively. As described subsequently and in accordance with the loss sharing agreements, portions of these amounts are recoverable from the FDIC and comprise part of the FDIC indemnification asset. Charge-offs net of recoveries were $3.4 million and $2.3 million, respectively, for the three months ended March 31, 2011 and 2010.

Changes in the FDIC indemnification asset are as follows:

(In thousands)	Three Months Ended March 31,
	2011	2010

Balance at beginning of period	$195,516	$293,308
Amounts filed with the FDIC and collected or in process	(6,507)	(29,527)
Net change in asset balance due to reestimation of projected cash flows	(16,839)	12,000

Balance at end of period	$172,170	$275,781

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

Amounts as of March 31, 2010 and for the three months then ended in the preceding tables presenting outstanding balances and accretable yield have been adjusted from balances previously reported for this same period. The change resulted from correcting the footnote presentation to reflect our accounting for these items under ASC 310-30. Certain of these acquired loans were previously reported as being accounted for under ASC 310-20, although they were actually being appropriately accounted for under ASC 310-30. Accordingly, these adjustments to the footnote presentation did not have a material impact on the Company’s balance sheet or results of operations.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We record all derivatives on the balance sheet at fair value in accordance with ASC 815, Derivatives and Hedging. Note 9 discusses the determination of fair value for derivatives, except for the Company’s total return swap which is discussed subsequently. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to manage the exposure to credit risk, which can include total return swaps, are considered credit derivatives. When put in place after purchase of the asset(s) to be protected, these derivatives generally may not be designated as accounting hedges. See discussion following regarding the total return swap.

For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. In previous periods, we used fair value hedges to manage interest rate exposure to certain long-term debt. These hedges have been terminated and their remaining balances are being amortized into earnings, as discussed subsequently.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in OCI and recognized in earnings when the hedged transaction affects earnings. The

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Selected information with respect to notional amounts and recorded gross fair values at March 31, 2011 and 2010, and the related gain (loss) of derivative instruments for the three months then ended is summarized as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

				Three Months Ended March 31, 2011
				Amount of derivative gain (loss) recognized/reclassified
	March 31, 2011			OCI	Reclassified from AOCI to interest income	Noninterest income (expense)		Offset to interest expense
		Fair value
(In thousands)	Notional amount	Other assets	Other liabilities

Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges[1]:
Interest rate swaps	$495,000	$18,921	$518	$18	$12,440
Interest rate floors	95,000	740	–	4	797
Terminated swaps and floors						$–

	590,000	19,661	518	22	13,237	–	[3]
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt								$719
Total derivatives designated as hedging instruments	590,000	19,661	518	22	13,237	–		719

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	148,234	2,530	2,556			(63)
Interest rate swaps for customers[2]	2,385,821	53,480	56,180			1,532
Energy commodity swaps for customers[2]	–	–	–			56
Basis swaps	150,000	59	–			87
Futures contracts	8,295,000	–	–			(759)
Options contracts	640,000	375	–			1,023
Total return swap	1,159,686	–	10,511			–

Total derivatives not designated as hedging instruments	12,778,741	56,444	69,247			1,876

Total derivatives	$13,368,741	$76,105	$69,765	$22	$13,237	$1,876		$719

ZIONS BANCORPORATION AND SUBSIDIARIES

				Three Months Ended March 31, 2010
				Amount of derivative gain (loss) recognized/reclassified
	March 31, 2010			OCI	Reclassified from AOCI to interest income	Noninterest income (expense)		Offset to interest expense
	Notional amount	Fair value
(In thousands)		Other assets	Other liabilities

Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$620,000	$40,809	$–	$5,147	$17,703
Interest rate floors	150,000	3,586	–	1,681	806
Terminated swaps and floors						$3,897

	770,000	44,395	–	6,828	18,509	3,897	[3]
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt								$979

Total derivatives designated as hedging instruments	770,000	44,395	–	6,828	18,509	3,897		979

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	192,024	3,785	3,861			(268)
Interest rate swaps for customers [2]	3,060,042	70,031	71,853			(1,368)
Energy commodity swaps for customers [2]	99,015	11,008	10,924			(205)
Basis swaps	300,000	200	–			258
Futures contracts	2,565,000	–	–			109

Total derivatives not designated as hedging instruments	6,216,081	85,024	86,638			(1,474)

Total derivatives	$6,986,081	$129,419	$86,638	$6,828	$18,509	$2,423		$979

Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
[3]

Amounts for the three months ended March 31, 2011 and 2010 of $0 and $3,897, respectively, which reflect the acceleration of OCI amounts reclassified to income that related to previously terminated hedges, together with the reclassification amounts of $13,237 and $18,509, or a total of $13,237 and $22,406, respectively, are the amounts of reclassification included in the changes in OCI presented in Note 7.

At March 31, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $2.7 million and $(0.1) million in 2011, and $2.5 million and $0.6 million in 2010, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

Fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) have been offset against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. In the balance sheet, cash collateral was used

ZIONS BANCORPORATION AND SUBSIDIARIES

to reduce recorded amounts of derivative assets and liabilities by $0 and $1.9 million at March 31, 2011, and $1.8 million and $8.0 million at March 31, 2010, respectively.

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

Futures and options contracts primarily consist of: (1) Eurodollar futures contracts that allow us to extend the duration of certain overnight cash account balances. These contracts reference the 90-day LIBOR rate. Options contracts are used to economically hedge certain rate exposures of the underlying Eurodollar futures contracts. (2) Highly liquid federal funds futures contracts that are traded to manage interest rate risk on certain CDO securities. These identified mixed straddle contracts are executed to convert primarily three- and six-month fixed cash flows into cash flows that vary with daily fluctuations in interest rates. The accounts for both types of futures contracts are cash settled daily.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized to interest income or expense over the period to their previously stated maturity dates.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following March 31, 2011, we estimate that additional projected gains of $18 million and accretion/amortization of $14 million, or a total of $32 million, will be reclassified.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

During the third quarter of 2010, we recorded a negative initial value for the TRS of $22.8 million and structuring costs of $11.6 million. The negative initial value is approximately equal to the first-year fees we will incur for the TRS (that is, during the period we are unable to cancel the transaction). The fair value of the TRS derivative liability was $10.5 million at March 31, 2011 and $15.9 million at December 31, 2010.

Both the fair value of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. Absent major changes in these projected cash flows, we expect the value of the TRS to continue to become less negative compared to the negative initial value as the period that we are unable to cancel the transaction shortens.

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

At March 31, 2011, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

7.	DEBT AND SHAREHOLDERS’ EQUITY

During the three months ended March 31, 2011, $85.8 million of convertible subordinated debt was converted into the Company’s preferred stock, consisting of 85,829 shares of Series C and 20 shares of Series A. The $100.4 million amount added to preferred stock included the transfer from common stock to preferred stock of $14.6 million of the intrinsic value of the beneficial conversion feature. The amount of this conversion feature was included with common stock at the time of the debt modification in June 2009. The remaining balance in common stock of this conversion feature was approximately $120.4 million at March 31, 2011. Accelerated discount amortization on the converted debt increased interest expense for the three months ended March 31, 2011 by approximately $41.0 million. At March 31, 2011, the balance at par of the convertible subordinated debt was $717.6 million and the remaining balance of the convertible debt discount was $331.7 million.

As of April 18, 2011, holders of approximately $138.5 million of subordinated convertible debt elected to convert their debt into depositary shares of the Company’s preferred stock. The anticipated conversion will add 200 shares of Series A and 138,269 shares of Series C to the Company’s preferred stock. Accelerated discount amortization from this conversion is estimated at $61.4 million.

During the three months ended March 31, 2011, we sold 1,067,540 shares of common stock for $25.5 million (average price of $23.89). The sales were made under a new equity distribution program announced February 10, 2011 to sell up to $200 million of common stock, which superseded all prior programs. Net of commissions and fees, the sales for the three-month period added $25.0 million to common stock.

Changes in accumulated other comprehensive income (loss) are summarized as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	Net unrealized gains (losses) on investments and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total

Three Months Ended March 31, 2011:
Balance at December 31, 2010	$(456,264)	$30,702	$(35,734)	$(461,296)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $19,677	(31,788)			(31,788)
Reclassification for net losses included in earnings, net of income tax benefit of $1,210	1,954			1,954
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $16	26			26
Net unrealized losses, net of reclassification to earnings of $13,237 and income tax benefit of $5,156		(8,059)		(8,059)

Other comprehensive loss	(29,808)	(8,059)	–	(37,867)

Balance at March 31, 2011	$(486,072)	$22,643	$(35,734)	$(499,163)

Three Months Ended March 31, 2010:
Balance at December 31, 2009	$(462,412)	$68,059	$(42,546)	$(436,899)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains, net of income tax expense of $6,470	10,565			10,565
Reclassification for net losses included in earnings, net of income tax benefit of $11,486	18,521			18,521
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $6,620	(10,687)			(10,687)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $24	39			39
Net unrealized losses, net of reclassification to earnings of $22,406 and income tax benefit of $5,862		(9,716)		(9,716)

Other comprehensive income (loss)	18,438	(9,716)	–	8,722

Balance at March 31, 2010	$(443,974)	$58,343	$(42,546)	$(428,177)

8.	INCOME TAXES

The income tax expense rate for the first quarter of 2011 was increased by the non deductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during the quarter. During the first quarter of 2010, we surrendered certain bank-owned life insurance contracts and incurred taxes and penalties of approximately $34.2 million, which were included in income tax expense for the quarter.

The balance of net deferred tax assets was approximately $513 million at March 31, 2011, $540 million at December 31, 2010, and $533 million at March 31, 2010. We evaluate the net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of March 31, 2011.

ZIONS BANCORPORATION AND SUBSIDIARIES

9.	FAIR VALUE

Fair Value Measurements

ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, requires certain additional fair value disclosures under ASC 820, Fair Value Measurements and Disclosures, which began January 1, 2010. One of the new requirements did not become effective until January 1, 2011 and requires the gross, rather than net, basis for certain Level 3 rollforward information. The following information incorporates this new disclosure requirement.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Trust preferred CDO internal model: A licensed third party cash flow model, which requires the Company to input its own default assumptions, is used to estimate fair values of bank and insurance trust preferred CDOs. For privately owned banks, we utilize a statistical regression of quarterly regulatory ratios that we have identified as predictive of future bank failures to create a credit-specific probability of default (“PD”) for each issuer. The inputs are updated quarterly to include the most recent available financial ratios and the regression formula is updated periodically to utilize those financial ratios that have best predicted bank failures during this credit cycle (“ratio-based approach”). Our ratio-based approach, while generally referencing trailing quarter regulatory ratios, seeks to incorporate the most recent available information. During the first quarter of 2011, we utilized pro forma capital ratios for one deferring publicly traded bank in order to reflect the significant capital raise completed by this bank during the first quarter of 2011. The capital raise will be included in the bank’s normal regulatory filing in the subsequent quarter.

Prior to the fourth quarter of 2010 for publicly traded performing banks, we exclusively utilized a licensed third party proprietary reduced form model derived using logistic regression on a historical default database to produce PDs. This model requires equity valuation related inputs (along with other macro and issuer-specific inputs) to produce PDs, and therefore cannot be used for privately owned banks.

Nearly all of the failures within our predominantly bank CDO pools have come from those banks that have previously deferred the payment of interest on their trust preferred securities. The terms of the securities within the CDO pools generally allow for deferral of current interest for five years without causing default.

We have found that for publicly traded deferring banks, the ratio-based approach generally resulted in higher PDs than did the licensed third party proprietary reduced model for banks that subsequently failed. Therefore, in order to better project publicly traded bank failures, historically we utilized the higher of the PDs from our ratio-based approach and those from the licensed third party model for

ZIONS BANCORPORATION AND SUBSIDIARIES

publicly traded deferring banks. During the fourth quarter of 2010, we began utilizing the same approach for publicly traded performing banks.

After identifying collateral level PDs, we modify the PDs of deferring collateral by a calibration adjustment. The calibration adjustment was calculated as the average difference between the actual 100% default probability for all banks failing in the previous three quarters (both CDO and non-CDO banks) and the PD generated for each deferring bank using the ratio-based approach. Ratio-based PDs for deferring banks were first used in the fourth quarter of 2009 when the adjustment upward was 7.8%. The calibration adjustments upward for 2010 were 6.6% for the first and second quarters, 5.1% for the third quarter, and 4.8% for the fourth quarter, from the level produced by the collateral level PD in the relevant quarter. For the first quarter of 2011, the calibration adjustment upward was 2.5%.

The resulting effective PDs at March 31, 2011 ranged from 100% for the “worst” deferring banks to 2.5% for the “best” deferring banks. The weighted average assumed loss rate on deferring collateral was 35% at March 31, 2011, and 30% and 44% at December 31, 2010 and 2009, respectively. This loss rate is calculated as a percentage of the par amount of deferring collateral within a pool that is expected to default prior to the end of a five-year deferral period. The increase in the assumed loss rate for deferring banks at March 31, 2011 was due to a general deterioration in financial ratios and to an updated PD regression.

Prior to March 31, 2011, we had little evidence with which to assess the likelihood of previously deferring collateral returning to a current status prior to or at the end of the allowable five-year deferral period. Accordingly, our third party cash flow model assumed that the par amount of deferring collateral within each pool that did not default would be paid off at par after five years of deferral. No receipt of back interest or return to current status was assumed.

During the first quarter of 2011, we observed improvement in the performance of certain deferring collateral such that payment of interest resumed and interest payments that had been deferred for one or more quarters were paid in full. By the end of the first quarter of 2011, this pattern was seen in 7% of all surviving bank deferrals within our CDO pools, although none had reached the end of the allowable deferral period. Accordingly, expectations have been revised regarding the extent of deferring collateral ultimately repaying contractually due interest. Effective March 31, 2011, the third party cash flow valuation model was enhanced and incorporated these revised expectations.

The licensed third party cash flow model now projects the expected cash flows for CDO tranches, including the expectation that deferrals that do not default will pay their contractually required back interest and return to a current status at the end of five years. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO. The presence of OTTI is identified and the amount of the credit component of OTTI is calculated by discounting the resulting loss-adjusted cash flows at each tranche’s coupon rate and comparing that value to the Company’s amortized cost of the tranche. The fair value of each tranche is determined by discounting its resultant loss-adjusted cash flows with appropriate current market-based discount rates.

Prior to March 31, 2011, the discount rate assumption used for valuation purposes for each CDO tranche was derived from trading yields on publicly traded trust preferred securities and projected PDs on the underlying issuers. The data set generally included one or more publicly-traded trust preferred securities in deferral with regard to the payment of current interest. The effective yields on the traded securities, including the deferring securities, were then used to determine a relationship between the effective yield and expected loss. Expected loss for this purpose is a measure of the variability of cash flows from the mean estimate of cash flow across all Monte Carlo simulations. This relationship was then considered along with other third party or market data in order to identify

ZIONS BANCORPORATION AND SUBSIDIARIES

appropriate discount rates to be applied to the CDOs.

During the first quarter of 2011, we observed trades in our CDO tranches which appeared to be orderly (that is, not distressed or forced); in addition we observed trades whose orderliness could not be definitively refuted. Trading data was generally limited to a single transaction in each of several of our original AAA-rated tranches and several of our A-rated tranches. In accordance with ASU 2010-06, this market price information was incorporated into our valuation process. The trading levels and effective yields of each tranche were included along with the trading yields of publicly traded trust preferred securities in order to identify the relationship between effective yield and expected loss as described above. This relationship was then used to identify appropriate discount rates to be applied to our CDO tranches.

Our March 31, 2011 valuations for bank and insurance tranches utilized a discount rate range of LIBOR+ 3.75% for the highest quality/most over-collateralized tranches and LIBOR+28.9% for the lowest credit quality tranche in order to reflect market level assumptions for structured finance securities. For tranches that include bank collateral, the discount rate was at least LIBOR + 5.54% for the highest quality/most over-collateralized tranches. These discount rates are applied to already credit-adjusted cash flows for each tranche. The range of the projected cumulative credit loss of the CDO pools varies extensively across pools, and at March 31, 2011 ranged between 7.4% and 66.6%.

CDO tranches with greater uncertainty in their cash flows are discounted at higher rates than those that market participants would use for tranches with more stable expected cash flows (e.g., as a result of more subordination and/or better credit quality in the underlying collateral). The high end of the discount rate spectrum was applied to tranches in which minor changes in default assumption timing produced substantial deterioration in tranche cash flows. These discount rates are applied to credit-stressed cash flows, which constitute each tranche’s expected cash flows; discount rates are not applied to a hypothetical contractual cash flow.

Certain REIT and ABS CDOs are fair valued by third party services using their proprietary models. These models utilize relevant data assumptions, which we evaluate for reasonableness. These assumptions include, but are not limited to, discount rates, PDs, loss-given-default rates, over-collateralization levels, and rating transition probability matrices from rating agencies. See subsequent discussion regarding key model inputs and assumptions. The model prices obtained from third party services are evaluated for reasonableness including quarter to quarter changes in assumptions and comparison to other available data, which included third party and internal model results and valuations.

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

Derivatives

Derivatives are fair valued according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts that have been fair valued under Level 1 because they are traded in active markets. OTC derivatives, including those for customers, consist of interest rate swaps and options. These derivatives are fair valued under Level 2 using third party services. Observable market inputs include yield curves (the LIBOR swap curve and applicable basis swap curves), foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as appropriate to the total expected exposure of the derivative. Amounts disclosed in the following schedules include the foreign currency exchange contracts that are not included in Note 6 in accordance with ASC 815. The amounts are also presented net of the cash collateral offsets discussed in Note 6. Also see the discussion in Note 6 for the determination of fair value of the total return swap.

Securities sold, not yet purchased

Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	March 31, 2011
	Level 1	Level 2	Level 3	Total

ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$724,650	$1,698,178		$2,422,828
Municipal securities		124,718	$19,057	143,775
Asset-backed securities:
Trust preferred – banks and insurance		1,737	1,183,999	1,185,736
Trust preferred – real estate investment trusts			19,714	19,714
Auction rate			109,244	109,244
Other (including ABS CDOs)		9,429	69,487	78,916
Mutual funds and stock	163,869	6,260		170,129

	888,519	1,840,322	1,401,501	4,130,342
Trading account		56,549		56,549
Other noninterest-bearing investments:
Private equity		4,779	142,547	147,326
Other assets:
Derivatives:
Interest rate related and other		22,632		22,632
Interest rate swaps for customers		53,480		53,480
Foreign currency exchange contracts	5,082			5,082

	5,082	76,112		81,194

	$893,601	$1,977,762	$1,544,048	$4,415,411

LIABILITIES
Securities sold, not yet purchased	$66,737	$34,669		$101,406
Other liabilities:
Derivatives:
Interest rate related and other		1,214		1,214
Interest rate swaps for customers		56,180		56,180
Foreign currency exchange contracts	3,595			3,595
Total return swap			$10,511	10,511

	3,595	57,394	10,511	71,500
Other			442	442

	$70,332	$92,063	$10,953	$173,348

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	March 31, 2010
	Level 1	Level 2	Level 3	Total

ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$26,635	$1,400,403		$1,427,038
Municipal securities		171,773	$63,206	234,979
Asset-backed securities:
Trust preferred – banks and insurance		1,671	1,351,269	1,352,940
Trust preferred – real estate investment trusts			23,854	23,854
Auction rate			156,795	156,795
Other (including ABS CDOs)		13,962	57,373	71,335
Mutual funds and stock	163,329	6,828		170,157

	189,964	1,594,637	1,652,497	3,437,098
Trading account		50,698		50,698
Other noninterest-bearing investments:
Private equity		5,605	161,884	167,489
Other assets:
Derivatives:
Interest rate related and other		48,375		48,375
Interest rate swaps for customers		70,031		70,031
Energy commodity swaps for customers		9,258		9,258
Foreign currency exchange contracts	3,725			3,725

	3,725	127,664		131,389

	$193,689	$1,778,604	$1,814,381	$3,786,674

LIABILITIES
Securities sold, not yet purchased		$47,890		$47,890
Other liabilities:
Derivatives:
Interest rate related and other		3,935		3,935
Interest rate swaps for customers		71,853		71,853
Energy commodity swaps for customers		2,948		2,948
Foreign currency exchange contracts	$3,657			3,657

	3,657	78,736		82,393
Other			$553	553

	$3,657	$126,626	$553	$130,836

Selected additional information regarding key model inputs and assumptions used to fair value certain asset-backed securities by class under Level 3 include the following at March 31, 2011:

(Dollars in thousands)	Fair value at March 31, 2011		Valuation approach	Constant default rate (“CDR”)		Loss severity	Prepayment rate

Asset-backed securities:
Trust preferred – predominantly banks	$986,280		Income	Pool specific[3]		100%	Pool specific[7]
Trust preferred – predominantly insurance	358,641		Income	Pool specific[4]		100%	4.5% per year
Trust preferred – individual banks	19,557		Market

	1,364,478	[1]
Trust preferred – real estate investment trusts	19,714		Income	Pool specific[5]		22-100%	0% per year
Other (including ABS CDOs)	95,328	[2]	Income	Collateral specific	[6]	19-100%	Collateral weighted average life

[1]	Includes $1,185.7 million of AFS securities and $178.7 million of HTM securities.
[2]	Includes $78.9 million of AFS securities and $16.4 million of HTM securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

[3]	CDR ranges: yr 1 – 0% to 10.74%; yrs 2-5 – 0% to 0.36%; yrs 6 to maturity – 0.30% to 0.37%.
[4]	CDR ranges: yr 1 – 0.13% to 8.91%; yrs 2-5 – 0.13% to 0.18%; yrs 6 to maturity – 0.30%.
[5]	CDR ranges: yr 1 – 4.4% to 8.6%; yrs 2-3 – 3.8% to 5.8%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.
[6]	These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.
[7]	CPR ranges: yrs 1-3 – 0% to 4.99%; yrs 4-5 – 0% to 14.97%; yrs 6 to maturity – 2.0%.

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

The following presents the percentage of total fair value of predominantly bank trust preferred CDOs by vintage year (origination date) according to original rating:

(Dollars in thousands)
Vintage year	Fair value at March 31, 2011	Percentage of total fair value			Percentage of total fair value by vintage
		AAA	A	BBB
2001	$96,853	8.9%	0.9%	0.1%	9.9%
2002	220,551	19.7	2.6	–	22.3
2003	375,393	25.2	12.6	0.3	38.1
2004	177,732	6.4	11.6	–	18.0
2005	19,433	0.9	0.8	0.3	2.0
2006	63,341	2.5	3.4	0.5	6.4
2007	32,977	3.3	–	–	3.3

	$986,280	66.9%	31.9%	1.2%	100.0%

The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended March 31, 2011
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2010	$22,289	$1,241,694	$19,165	$109,609	$69,630	$141,690	$(15,925)	$(561)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	169	1,477		8	39
Dividends and other investment income						707
Equity securities gains, net						897
Fixed income securities gains (losses), net	18	3,468	(3,605)	7	7
Net impairment losses on investment securities		(1,820)	(1,285)
Other noninterest expense								119
Other comprehensive income (loss)	(299)	(51,041)	5,977	(20)	1,324
Purchases						3,333
Sales	(895)	(941)	(538)	(135)		(3,277)
Redemptions and paydowns	(2,225)	(8,838)		(225)	(1,513)	(803)	5,414

Balance at March 31, 2011	$19,057	$1,183,999	$19,714	$109,244	$69,487	$142,547	$(10,511)	$(442)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended March 31, 2010
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Other liabilities

Balance at December 31, 2009	$64,314	$1,359,444	$24,018	$159,440	$62,430	$158,941	$(522)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	91	1,233	50	55	84
Dividends and other investment income (loss)						(1,021)
Equity securities gains, net						210
Fixed income securities gains, net	29	587		227	355
Net impairment losses on investment securities		(27,226)	(2,082)		(1,944)
Other noninterest expense							(31)
Other comprehensive income (loss)	(102)	19,886	1,868	773	5,551
Purchases, sales, issuances, and settlements, net	(1,126)	(2,655)		(3,700)	(9,103)	3,754

Balance at March 31, 2010	$63,206	$1,351,269	$23,854	$156,795	$57,373	$161,884	$(553)

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses):

(In thousands)	Three Months Ended March 31,
	2011	2010

Dividends and other investment income	$1,631	$904
Equity securities losses, net	–	(252)
Fixed income securities gains (losses), net	(105)	1,198

Assets with fair value changes that are measured at fair value by class on a nonrecurring basis are summarized as follows:

(In thousands)	Fair value at March 31, 2011				Gains (losses) from fair value changes
	Level 1	Level 2	Level 3	Total	Three months ended March 31, 2011

ASSETS
Impaired loans		$58,782		$58,782	$(3,754)
Other real estate owned		115,432		115,432	(21,621)

	$–	$174,214	$–	$174,214	$(25,375)

(In thousands)	Fair value at March 31, 2010				Gains (losses) from fair value changes
	Level 1	Level 2	Level 3	Total	Three months ended March 31, 2010

ASSETS
HTM securities adjusted for OTTI			$3,140	$3,140	$42
Impaired loans		$343,002		343,002	(72,017)
Other real estate owned		92,664		92,664	(29,974)

	$–	$435,666	$3,140	$438,806	$(101,949)

ZIONS BANCORPORATION AND SUBSIDIARIES

Impaired loans that are collateral-dependent are fair valued under Level 2 based on the fair value of the collateral. Impaired loans not collateral-dependent are fair valued based on the present value of future cash flows discounted at the expected coupon rates over the lives of the loans. Because the loans were not discounted at market interest rates, the valuations do not represent fair value under ASC 820 and have been excluded from the nonrecurring fair value balance in the preceding tables. Impaired loans were reported as being fair valued under Level 3 in certain previous periods; however, upon reconsideration, the fair value process for impaired loans that are collateral dependant is considered to be substantially the same as for other real estate owned, and accordingly, has been included under Level 2.

Other real estate owned is fair valued under Level 2 at the lower of cost or fair value based on property appraisals at the time the property is recorded in OREO and as appropriate thereafter.

Fair Value Option

At March 31, 2011, no financial assets or liabilities were recorded at fair value under the fair value option allowed in ASC 825, Financial Instruments.

Fair Value of Certain Financial Instruments

Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	March 31, 2011		March 31, 2010
(In thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
HTM investment securities	$820,636	$758,169	$902,902	$856,256
Loans and leases (including loans held for sale), net of allowance	35,391,049	34,857,731	37,564,350	37,165,638

Financial liabilities:
Time deposits	3,944,492	3,976,682	5,003,362	5,058,224
Foreign deposits	1,488,807	1,489,852	1,647,898	1,649,308
Other short-term borrowings	182,167	183,857	178,435	179,156
Long-term debt (less fair value hedges)	1,900,007	2,345,786	2,000,504	2,506,788

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The fair value of time and foreign deposits, and other short-term borrowings, is estimated by discounting future cash flows using the LIBOR yield curve. The estimated fair value of long-term debt is based on actual market trades (i.e., an asset value) when available, or discounting cash flows using the LIBOR yield curve adjusted for credit spreads.

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

10.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The following are guarantees issued by the Company:

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Standby letters of credit:
Financial	$964,769	$921,257	$1,039,787
Performance	180,036	185,854	205,717

	$1,144,805	$1,107,111	$1,245,504

The Company’s 2010 Annual Report on Form 10-K contains further information about these letters of credit including their terms and collateral requirements. At March 31, 2011, the Company had recorded approximately $15.0 million as a liability for these guarantees, which consisted of $9.6 million attributable to the reserve for unfunded lending commitments and $5.4 million of deferred commitment fees.

As of March 31, 2011, the Parent has guaranteed approximately $300.0 million of debt of affiliated trusts issuing trust preferred securities.

We are subject to litigation in court and arbitral proceedings, as well as proceedings and other actions brought or considered by governmental and self-regulatory agencies. At any given time, such litigation, proceedings and actions typically include claims relating to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, and regulatory compliance. Based on our current knowledge and consultations with legal counsel, we believe that our current estimated liability for these matters, determined in accordance with ASC 450-20, Loss Contingencies, is adequate and that the amount of any incremental liability arising from litigation and governmental and self-regulatory actions will not have a material adverse effect on our consolidated financial condition, cash flows, or results of operations. However, it is possible that the ultimate resolution of our litigation and governmental and self-regulatory actions may differ from our current assessments, based on facts and legal theories not currently known or fully appreciated, unpredicted decisions by courts, arbitrators or governmental or self-regulatory agencies, or other factors, and could have a material adverse effect on our results of operations for a particular reporting period depending, in part, on our results for that period.

ZIONS BANCORPORATION AND SUBSIDIARIES

11.	RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010

Service cost	$97	$53	$–	$–	$8	$9
Interest cost	4,375	2,161	140	171	14	10
Expected return on plan assets	(6,522)	(2,053)
Settlement loss			–	15
Amortization of prior service cost (credit)			31	31	(61)	(61)
Amortization of net actuarial (gain) loss	2,737	1,488	(4)	20	(31)	(37)

Net periodic benefit cost (credit)	$687	$1,649	$167	$237	$(70)	$(79)

As disclosed in the Company’s 2010 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

12.	OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of March 31, 2011, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 106 branches in Utah and 27 branches in Idaho. CB&T operates 104 branches in California. Amegy operates 83 branches in Texas. NBA operates 77 branches in Arizona. NSB operates 54 branches in Nevada. Vectra operates 38 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, each subsidiary bank, except for NSB and TCBO, operates a foreign branch in the Grand Cayman Islands.

The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank financial service subsidiaries, TCBO, and eliminations of transactions between segments. ZMSC provides internal technology and operational services to affiliated operating businesses of the Company. ZMSC charges most of its costs to the affiliates on an approximate break-even basis.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended March 31, 2011 and 2010:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

CONDENSED INCOME STATEMENT
Net interest income	$172.6	$180.3	$128.7	$113.4	$93.0	$100.4	$43.1	$45.2	$33.1	$36.1
Provision for loan losses	39.0	87.1	11.2	41.9	3.3	50.8	0.7	21.2	0.8	52.7

Net interest income after provision for loan losses	133.6	93.2	117.5	71.5	89.7	49.6	42.4	24.0	32.3	(16.6)
Net impairment losses on investment securities	–	–	–	–	–	–	–	–	–	–
Loss on sale of investment securities to Parent	–	(54.8)	(13.5)	–	–	–	–	–	–	–
Other noninterest income	49.5	44.2	38.4	26.3	34.0	35.3	8.5	7.5	8.6	9.4
Noninterest expense	128.4	129.3	90.3	75.3	79.9	74.8	45.1	39.7	34.6	36.5

Income (loss) before income taxes	54.7	(46.7)	52.1	22.5	43.8	10.1	5.8	(8.2)	6.3	(43.7)
Income tax expense (benefit)	18.2	3.0	20.5	12.6	14.2	2.3	2.3	(3.2)	2.1	(15.4)

Net income (loss)	36.5	(49.7)	31.6	9.9	29.6	7.8	3.5	(5.0)	4.2	(28.3)
Net income (loss) applicable to noncontrolling interests	–	0.1	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	36.5	(49.8)	31.6	9.9	29.6	7.8	3.5	(5.0)	4.2	(28.3)
Preferred stock dividends	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$36.5	$(49.8)	$31.6	$9.9	$29.6	$7.8	$3.5	$(5.0)	$4.2	$(28.3)

AVERAGE BALANCE SHEET DATA
Total assets	$16,167	$18,813	$10,766	$11,044	$11,221	$11,435	$4,428	$4,444	$4,099	$4,104
Net loans and leases	12,829	13,818	8,347	8,828	7,571	8,232	3,273	3,527	2,424	2,703
Total deposits	13,492	13,965	9,213	9,688	8,700	9,095	3,711	3,712	3,488	3,464
Shareholder’s equity:
Preferred equity	480	460	262	262	488	390	305	404	360	360
Common equity	1,293	1,292	1,190	1,135	1,510	1,439	324	232	227	283
Noncontrolling interests	–	1	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,773	1,753	1,452	1,397	1,998	1,829	629	636	587	643

	Vectra		TCBW		Other		Consolidated Company
	2011	2010	2011	2010	2011	2010	2011	2010

CONDENSED INCOME STATEMENT
Net interest income	$25.8	$27.3	$7.6	$7.4	$(80.0)	$(54.8)	$423.9	$455.3
Provision for loan losses	3.1	8.9	1.9	2.9	–	0.1	60.0	265.6

Net interest income after provision for loan losses	22.7	18.4	5.7	4.5	(80.0)	(54.9)	363.9	189.7
Net impairment losses on investment securities	–	(0.2)	–	–	(3.1)	(31.1)	(3.1)	(31.3)
Loss on sale of investment securities to Parent	–	–	–	–	13.5	54.8	–	–
Other noninterest income	5.5	8.7	0.5	0.5	(7.8)	7.0	137.2	138.9
Noninterest expense	24.7	21.7	4.5	4.2	0.9	7.6	408.4	389.1

Income (loss) before income taxes	3.5	5.2	1.7	0.8	(78.3)	(31.8)	89.6	(91.8)
Income tax expense (benefit)	1.0	6.2	0.5	0.2	(21.8)	(34.4)	37.0	(28.7)

Net income (loss)	2.5	(1.0)	1.2	0.6	(56.5)	2.6	52.6	(63.1)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(0.2)	(3.0)	(0.2)	(2.9)

Net income (loss) applicable to controlling interest	2.5	(1.0)	1.2	0.6	(56.3)	5.6	52.8	(60.2)
Preferred stock dividends	–	–	–	–	(38.0)	(26.3)	(38.0)	(26.3)

Net earnings (loss) applicable to common shareholders	$2.5	$(1.0)	$1.2	$0.6	$(94.3)	$(20.7)	$14.8	$(86.5)

AVERAGE BALANCE SHEET DATA
Total assets	$2,253	$2,410	$852	$825	$919	$(1,523)	$50,705	$51,552
Net loans and leases	1,783	1,924	568	575	(127)	61	36,668	39,668
Total deposits	1,873	1,993	669	617	(557)	(691)	40,589	41,843
Shareholder’s equity:
Preferred equity	70	65	15	15	97	(447)	2,077	1,509
Common equity	202	201	70	70	(173)	(423)	4,643	4,229
Noncontrolling interests	–	–	–	–	(1)	15	(1)	16
Total shareholder’s equity	272	266	85	85	(77)	(855)	6,719	5,754

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2010 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company reported net earnings applicable to common shareholders of $14.8 million or $0.08 per diluted share for the first quarter of 2011 compared to a net loss applicable to common shareholders of $86.5 million or $0.57 per diluted share for the first quarter of 2010. The improved result was mainly caused by the following favorable changes:

•	$205.6 million decrease in the provision for loan losses;

•	$28.2 million decrease in net impairment losses on investment securities;

•	$17.8 million increase in other noninterest income; and

•	$8.5 million decrease in other real estate expense.

The impact of these items was partially offset by the following:

•	$65.7 million increase in income tax expense;

•	$31.4 million decrease in net interest income;

•	$14.5 million decrease in gain on subordinated debt exchange;

•	$11.7 million increase in preferred stock dividends;

•	$11.9 million increase in other noninterest expense;

•	$10.7 million increase in salaries and employee benefits;

•	$10.6 million increase in the provision for unfunded lending commitments; and

•	$7.1 million decrease in service charges and fees on deposit accounts.

During the second quarter of 2009, the Company executed a subordinated debt modification and exchange transaction. The original discount on the convertible subordinated debt was $679 million and the remaining discount at March 31, 2011 was $332 million. It included the following components:

•	The fair value discount on the debt, and

•	The value of the beneficial conversion feature which added the right of the debt holder to convert the debt into preferred stock.

The discount associated with the convertible subordinated debt is amortized to interest expense, a noncash expense, using the interest method over the remaining terms of the subordinated debt. When holders of the convertible subordinated notes convert to preferred stock, the rate of amortization is accelerated by immediately expensing any unamortized discount associated with the converted debt.

Excluding the impact of these noncash expenses, income before income taxes and subordinated debt conversions for the first three months of 2011 increased to $143.7 million compared to a loss of $65.8 million in the first quarter of 2010.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended
(In thousands)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Income (loss) before income taxes (GAAP)	$89,624	$(96,491)	$(78,637)	$(136,259)	$(91,781)
Convertible subordinated debt discount amortization	13,120	13,763	14,711	14,728	14,761
Accelerated convertible subordinated debt discount amortization	40,994	73,320	27,462	60,481	11,182

Income (loss) before income taxes and subordinated debt conversions (non-GAAP)	$143,738	$(9,408)	$(36,464)	$(61,050)	$(65,838)

The impact of the conversion of convertible subordinated debt into preferred stock is further detailed in the “Capital Management” section.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on interest-bearing assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income for the first quarter of 2011 was $429.2 million compared to $461.0 million for the comparable period of 2010, and $412.0 million in the fourth quarter of 2010. The decline from March 31, 2010 to March 31, 2011 reflects the effect of many factors, including lower balances of and lower interest rates earned on net loans and leases (excluding FDIC-supported loans), higher noncash accelerated discount amortization on convertible subordinated debt, partially offset by lower balances and interest rates paid on customer deposits, and better-than-expected performance of loans acquired from the FDIC. Even though nonaccrual loans decreased by 40.4% between March 31, 2011 and March 31, 2010, the positive impact of this reduction only partially offset the adverse impact of pay-downs and charge-offs on earning assets. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities can significantly impact net interest income. Between March 31, 2010 and March 31, 2011, total average loans and leases decreased by 7.6% while total average interest-bearing liabilities decreased by 8.9%. However, the mix of deposit funding improved. For the three months ended March 31, 2011 average noninterest-bearing deposits accounted for 33.7% of all customer deposits, while for the quarter ended March 31, 2010 average noninterest-bearing deposits had been 30.0% of total deposits. Even though the Company experienced growth in commercial, term commercial real estate, and consumer loans during the first quarter of 2011, the total loan portfolio contracted due to the continued reduction in commercial construction and land development and FDIC-supported loans. See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and associated risk.

A gauge that we use to measure the Company’s success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 3.76% for the first quarter of 2011, compared to 4.03% for the same period in 2010, and 3.49% in the fourth quarter of 2010. During the first quarter of 2011, the net interest margin was negatively impacted by 36 basis points for the accelerated discount amortization resulting from the conversion of convertible subordinated debt to preferred stock, and by 11 basis points for the discount amortization related to the convertible subordinated debt. This unfavorable impact was partially mitigated by increased interest income resulting from the accretion of interest income on acquired loans based on increased projected cash flows, and by the increased volume of noninterest-bearing deposit funding.

The Company believes that its “core net interest margin” is more reflective of its operating performance than the reported net interest margin. We calculate the “core net interest margin” by excluding the impact of discount amortization on convertible subordinated debt, accelerated discount amortization on convertible

ZIONS BANCORPORATION AND SUBSIDIARIES

subordinated debt, and additional accretion of interest income on acquired loans from the net interest margin. The “core net interest margin” was 4.06% and 4.26% for the first quarters of 2011 and 2010, respectively, and 4.07% in the fourth quarter of 2010. See “GAAP to non-GAAP Reconciliations” for a reconciliation between the GAAP net interest margin and the non-GAAP “core net interest margin.”

The spread on average interest-bearing funds for the first quarter of 2011 was 3.13%, compared to 3.57% in the same period in 2010. The spread on average interest-bearing funds for the first three months of 2011 was affected by most of the same factors that had an impact on the net interest margin.

The net interest margin will continue to be adversely affected in future quarters by the level of nonperforming assets and the amortization of the discount related to the debt modification transactions, including the accelerated amortization of discount to the extent that holders of the modified debt elect to convert their holdings to preferred stock. The unamortized discount on the convertible subordinated debt was $332 million as of March 31, 2011, or 46.2% of the total $718 million of remaining outstanding convertible subordinated notes; and will be amortized as interest expense over the remaining life of the debt using the interest method. See “Capital Management,” which includes subsequent event information on the subordinated debt conversion occurring during the second quarter of 2011.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. However, because of the current low interest rate environment, the Company has allowed its balance sheet to become more asset-sensitive than has historically been the case. With interest rates at historically low levels, there is also a reduced need to protect against falling interest rates. Our estimates of the Company’s actual rate risk position are highly dependent upon a number of assumptions regarding the re-pricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in the Company’s 2010 Annual Report on Form 10-K in Interest Rate Risk on page 75 and in this filing in “Interest Rate Risk.”

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
(Amounts in thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$4,513,934	$2,843	0.26%	$2,227,181	$1,439	0.26%
Securities:
Held-to-maturity	833,000	11,047	5.38%	899,587	10,821	4.88%
Available-for-sale	4,107,003	23,040	2.28%	3,378,930	23,619	2.83%
Trading account	49,769	452	3.68%	51,330	475	3.75%

Total securities	4,989,772	34,539	2.81%	4,329,847	34,915	3.27%

Loans held for sale	160,073	1,601	4.06%	179,433	2,363	5.34%
Loans:
Net loans and leases excluding FDIC-supported loans [2]	35,715,679	485,615	5.51%	38,274,621	527,897	5.59%
FDIC-supported loans	952,078	33,169	14.13%	1,393,775	19,202	5.59%

Total loans and leases	36,667,757	518,784	5.74%	39,668,396	547,099	5.59%

Total interest-earning assets	46,331,536	557,767	4.88%	46,404,857	585,816	5.12%

Cash and due from banks	1,078,869			1,280,013
Allowance for loan losses	(1,423,701)			(1,565,136)
Goodwill	1,015,161			1,015,161
Core deposit and other intangibles	85,372			110,754
Other assets	3,617,747			4,306,119

Total assets	$50,704,984			$51,551,768

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$6,401,249	4,781	0.30%	$5,842,531	5,160	0.36%
Money market	15,018,892	19,033	0.51%	16,515,285	31,229	0.77%
Time under $100,000	1,909,259	4,806	1.02%	2,365,645	8,380	1.44%
Time $100,000 and over	2,147,502	5,796	1.09%	2,911,319	8,817	1.23%
Foreign	1,438,979	2,068	0.58%	1,663,380	2,490	0.61%

Total interest-bearing deposits	26,915,881	36,484	0.55%	29,298,160	56,076	0.78%

Borrowed funds:
Securities sold, not yet purchased	32,054	343	4.34%	50,243	531	4.29%
Federal funds purchased and security repurchase agreements	703,976	231	0.13%	1,137,716	556	0.20%
Other short-term borrowings	173,349	1,606	3.76%	152,203	1,980	5.28%
Long-term debt	1,939,921	89,872	18.79%	2,044,605	65,692	13.03%

Total borrowed funds	2,849,300	92,052	13.10%	3,384,767	68,759	8.24%

Total interest-bearing liabilities	29,765,181	128,536	1.75%	32,682,927	124,835	1.55%

Noninterest-bearing deposits	13,672,638			12,544,442
Other liabilities	548,101			570,028

Total liabilities	43,985,920			45,797,397
Shareholders’ equity:
Preferred equity	2,077,555			1,509,197
Common equity	4,642,639			4,229,021

Controlling interest shareholders’ equity	6,720,194			5,738,218
Noncontrolling interests	(1,130)			16,153

Total shareholders’ equity	6,719,064			5,754,371

Total liabilities and shareholders’ equity	$50,704,984			$51,551,768

Spread on average interest-bearing funds			3.13%			3.57%
Taxable-equivalent net interest income and net yield on interest-earning assets		$429,231	3.76%		$460,981	4.03%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based upon the inherent risks associated with such commitments. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various portfolios, the levels of actual charge-offs, and statistical trends and other economic factors. See Note 5 of the Notes to Consolidated Financial Statements and “Credit Risk Management” for more information on how we determine the appropriate level for the allowance for loan and lease losses and the reserve for unfunded lending commitments.

The provision for loan losses for the first three months of 2011 was $60.0 million compared to $265.6 million for the same period in 2010. The decrease in the provision reflected an improvement in the credit quality metrics of the loan portfolio, including lower levels of criticized and classified loans, lower realized loss content in most loan segments, and lower balances in construction and land development loans, which declined by 41.6% from March 31, 2010.

Net loan and lease charge-offs fell to $141.5 million in the first quarter of 2011, compared to $227.1 million in the first quarter of 2010. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

During the first quarters of 2011 and 2010, the Company released $9.5 million and $20.1 million, respectively, from the reserve for unfunded lending commitments. During three months ended March 31, 2011 the Company experienced improved credit quality of such commitments, while decreased commitment levels had been the primary reason for the release during the first quarter of 2010. From period to period, the amounts of unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as historical loss experience.

Although classified and nonperforming loan volumes continue to be elevated, most measures of credit quality have continued to show significant improvement during the first three months of 2011, but with variations among geographies and loan types. During the first quarter of 2011, the Company also experienced a decrease in special mention, classified, nonaccrual, and past due loans, as well as improvements in other credit metrics. The Company expects credit costs to remain low for the next several quarters due to reductions in loan balances in loan categories that have exhibited higher loss rates, such as construction and land development loans. We also anticipate continued reductions in criticized and classified loans of most types, and continued reduction in net charge-offs for at least the next several quarters, compared to the recent elevated levels.

Noninterest Income

Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. For the first quarter of 2010, noninterest income was $134.1 million compared to $107.6 million for the first quarter of 2010. The increase is mainly due to a $28.2 million reduction in net impairment losses on investment securities, a $4.1 million increase in net gains from equity securities, and a $2.6 million increase in other service charges, commissions, and fees. Their positive impact was partially offset by a $14.5 million reduction in gain on subordinated debt exchange and a $7.1 million decline in service charges and fees on deposit accounts. Other significant changes in income that contributed to the change for the first quarter of 2011 are discussed below.

Service charges and fees on deposit accounts decreased to $44.5 million from $51.6 million earned during the first quarter of 2010. This decline is primarily due to decreased nonsufficient funds (“NSF”) handling fees, as well as decreased account analysis fees charged on business accounts.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other service charges, commissions, and fees, which include ATM fees, insurance commissions, bankcard merchant fees, debit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees and other miscellaneous fees earned during the first quarter of 2011 increased by $2.6 million from the first quarter of 2010. The increase is mostly due to increased loan and ATM fees, partially offset by decreased licensing fees. The decrease in licensing fees is primarily attributable to the sale of our NetDeposit remote capture business in the third quarter of 2010.

Capital markets and foreign exchange includes trading income, public finance fees, foreign exchange income and other capital market related fees. Income for the first quarter of 2011 decreased to $7.2 million from $8.5 million earned during the first quarter of 2010, primarily due to decreased trading income.

Net gains from equity securities were $0.9 million for the first quarter of 2011 compared to a $3.2 million loss in the corresponding period in 2010. The net gains were primarily the result of small increases in the value of private equity securities held by the Company.

The Company recognized net credit related impairment losses on CDO investment securities of $3.1 million during the first quarter of 2011 compared to $31.3 million during the corresponding period in 2010. See “Investment Securities Portfolio” for additional information.

During the first quarter of 2010 the Company exchanged $55.6 million of nonconvertible subordinated debt for 2,165,391 shares of common stock, resulting in a $14.5 million gain.

Other noninterest income was $21.0 million for the first quarter of 2011, compared to $3.2 million during the same period in 2010. The first quarter of 2011 included an $18.9 million gain related to certain loans which had been purchased from a failed bank in an FDIC-assisted transaction in 2009. The Company had submitted a bid for these loans, all of which were going to be covered by the FDIC loss sharing agreement. However, certain loans were charged off by the failed bank after the bid date but prior to the ownership transfer, and therefore the amount of applicable loss sharing coverage had to be negotiated at a later date. During the first quarter of 2011, the Company received an $18.9 million remittance related to these loans.

Noninterest Expense

Noninterest expense for the first quarter of 2011 was $408.4 million, an increase of 4.9% from the first quarter of 2010. The increase is primarily due to an $11.9 million increase in other noninterest expense, a $10.7 million increase in salaries and employee benefits, and a $10.6 million increase in the provision for unfunded lending commitments, partially offset by an $8.5 million decrease in other real estate expense.

Salaries and employee benefits were $215.0 million for the first quarter of 2011, compared to $204.3 in the same period in 2010. Base salaries and employee insurance expense remained virtually unchanged between the first quarters of 2011 and 2010, but bonus and incentive accruals increased as a reflection of the Company’s return to profitability.

Other real estate expense decreased by 26.0% from first quarter of 2010. The decrease is primarily driven by lower OREO balances which resulted in lower write-downs of OREO values during work-out. Additionally, some OREO properties were sold at a net gain.

Credit related expense includes costs incurred during the foreclosure process prior to the Company obtaining the title to the collateral and recording the asset in OREO, and other out-of-pocket costs related to the management of problem loans and other assets. These costs were $14.9 million for the first quarter of 2011,

ZIONS BANCORPORATION AND SUBSIDIARIES

compared to $16.8 million in the corresponding period in 2010. The decreased costs are a reflection of the lower levels of problem loans, which in turn caused a decrease in collection costs.

Legal and professional services decreased by $3.3 million from the first quarter of 2010. The fluctuation is primarily caused by higher consulting fees incurred in the prior year, which did not recur in the first quarter of 2011.

The provision for unfunded lending commitments was $(9.5) million during the first quarter of 2011, compared to $(20.1) million in the corresponding period of 2010. As previously discussed, the Company released funds from the reserve for unfunded lending commitments.

Other noninterest expense for the first quarter of 2011 was $66.8 million, compared to $54.8 million during the corresponding period in 2010. The increase included $13.1 million resulting from the write-down of the FDIC indemnification asset attributable to loans purchased from the FDIC during 2009. The loans have performed better than expected, and therefore the indemnification asset has declined in value. This write-down is more than offset by an increase in interest income accreted on those loans.

At March 31, 2011, the Company had 10,484 full-time equivalent employees, compared to 10,505 at March 31, 2010.

Income Taxes

The Company’s income tax expense for the first quarter of 2011 was $37.0 million compared to an income tax benefit of $28.6 million for the same period in 2010. The effective income tax rates, including the effects of noncontrolling interests, for the first three months of 2011 and 2010 were 41.2% and 32.2%, respectively. The tax expense rate for the first quarter of 2011 was increased by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during the quarter. The tax benefit rate for the first quarter of 2010 was reduced primarily by the impact of the taxable surrender of certain bank-owned life insurance policies. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $0.6 million for the first three months of 2011 and by $1.5 million for the first three months of 2010.

The Company had a net deferred tax asset (“DTA”) balance of $513 million at March 31, 2011, compared to $540 million at December 31, 2010. The decrease in the DTA resulted primarily from loan charge-offs in excess of loan loss provisions and the utilization of net operating loss and tax credit carryforward items. The Company did not record an additional valuation allowance as of March 31, 2011. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carry back net operating losses to prior tax periods, tax planning strategies that are prudent and feasible and current forecasts of future taxable income, including the reversal of deferred tax liabilities (“DTLs”), which can absorb losses generated in or carried forward to a particular tax year. After evaluating all of the factors and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed. In addition, the Company has pursued strategies which may have the effect of mitigating the future possibility of a DTA valuation allowance.

ZIONS BANCORPORATION AND SUBSIDIARIES

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets, while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases. Another one of our goals is to maintain a higher-yielding mix of interest earning assets, such as loans, relative to lower-yielding assets, such as money market investments and securities. The current period of slow economic growth, accompanied by the low loan demand experienced in recent quarters, has made it difficult to consistently achieve these goals.

Average interest-earning assets were $46.3 billion for the first three months of 2011 compared to $46.4 billion for the same period in 2010. Average interest-earning assets as a percentage of total average assets for the first three months of 2011 was 91.4% compared to 90.0% for the comparable period of 2010.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, increased by 102.7% to $4.5 billion for the first three months of 2011 compared to $2.2 billion for the same period of 2010. Average securities increased by 15.2%, and average net loans and leases decreased by 7.6% for the first three months of 2011 compared to the first three months of 2010. The increases in average money market investments and average securities are a reflection of the fact that loan balances have decreased at a faster pace than the net decrease in customer deposits and other funding sources.

Investment Securities Portfolio

We invest in securities both to generate revenues for the Company and to manage liquidity. The following schedules present a profile of the Company’s investment securities portfolio with asset-backed securities classified by credit ratings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security, and credit impairment losses. The estimated fair value measurement levels and methodology are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements.

The first two tables present the Company’s asset-backed securities, classified by the highest of the ratings and the lowest of the ratings from any of Moody’s Investors Service, Fitch Ratings or Standard & Poors.

In the discussion of our investment portfolio below, we have included certain credit rating information, because that information is one indication of the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could indicate an increased level of risk for the Company.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING*

As of March 31, 2011

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

Held-to-maturity:
Municipal securities	$560	$558	$–	$558	$5	$563
Asset-backed securities:
Trust preferred securities – predominately bank
Noninvestment grade	63	63	(7)	56	(22)	34
Noninvestment grade – OTTI/PIK’d 2	26	25	(3)	22	(10)	12

	89	88	(10)	78	(32)	46

Trust preferred securities – predominately insurance
Noninvestment grade	175	175	(13)	162	(29)	133

	175	175	(13)	162	(29)	133

Other
AAA rated	2	2	–	2	–	2
Noninvestment grade	20	18	(1)	17	(7)	10
Noninvestment grade – OTTI/PIK’d 2	12	7	(3)	4	–	4

	34	27	(4)	23	(7)	16

	858	848	(27)	821	(63)	758

Available-for-sale:
U.S. Treasury securities	726	726	–	726		726
U.S. Government agencies and corporations:
Agency securities	180	180	6	186		186
Agency guaranteed mortgage-backed securities	562	580	10	590		590
Small Business Administration loan-backed securities	858	920	–	920		920
Municipal securities	144	142	2	144		144
Asset-backed securities:
Trust preferred securities – predominately bank
AAA rated	8	8	(1)	7		7
AA rated	106	73	–	73		73
A rated	309	245	(31)	214		214
BBB rated	308	261	(92)	169		169
Noninvestment grade	339	306	(125)	181		181
Noninvestment grade – OTTI/PIK’d 2	971	727	(431)	296		296

	2,041	1,620	(680)	940		940

Trust preferred securities – predominately insurance
AA rated	76	69	–	69		69
A rated	32	31	(4)	27		27
Noninvestment grade	194	195	(65)	130		130

	302	295	(69)	226		226

Trust preferred securities – single banks
A rated	1	1	–	1		1
Not rated	25	25	(6)	19		19

	26	26	(6)	20		20

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(1)	15		15
Noninvestment grade – OTTI/PIK’d 2	45	24	(19)	5		5

	70	40	(20)	20		20

Auction rate securities
AAA rated	117	110	(1)	109		109

	117	110	(1)	109		109

Other
AAA rated	25	23	1	24		24
AA rated	13	13	(4)	9		9
A rated	27	26	1	27		27
Noninvestment grade	6	4	(2)	2		2
Noninvestment grade – OTTI/PIK’d 2	97	34	(17)	17		17

	168	100	(21)	79		79

	5,194	4,739	(779)	3,960		3,960

Mutual funds and stock	170	170	–	170		170

	5,364	4,909	(779)	4,130		4,130

Total	$6,222	$5,757	$(806)	$4,951	$(63)	$4,888

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have OTTI and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT LOWEST CREDIT RATING*

As of March 31, 2011

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

Held-to-maturity:
Municipal securities	$560	$558	$–	$558	$5	$563
Asset-backed securities:
Trust preferred securities – predominately bank
Noninvestment grade	63	63	(7)	56	(22)	34
Noninvestment grade – OTTI/PIK’d [2]	26	25	(3)	22	(10)	12

	89	88	(10)	78	(32)	46

Trust preferred securities – predominately insurance
Noninvestment grade	175	175	(13)	162	(29)	133

	175	175	(13)	162	(29)	133

Other
A rated	2	2	–	2	–	2
Noninvestment grade	20	18	(1)	17	(7)	10
Noninvestment grade – OTTI/PIK’d [2]	12	7	(3)	4	–	4

	34	27	(4)	23	(7)	16

	858	848	(27)	821	(63)	758

Available-for-sale:
U.S. Treasury securities	726	726	–	726		726
U.S. Government agencies and corporations:
Agency securities	180	180	6	186		186
Agency guaranteed mortgage-backed securities	562	580	10	590		590
Small Business Administration loan-backed securities	858	920	–	920		920
Municipal securities	144	142	2	144		144
Asset-backed securities:
Trust preferred securities – predominately bank
BBB rated	107	74	–	74		74
Noninvestment grade	963	819	(249)	570		570
Noninvestment grade – OTTI/PIK’d [2]	971	727	(431)	296		296

	2,041	1,620	(680)	940		940

Trust preferred securities – predominately insurance
AA rated	71	65	–	65		65
A rated	4	4	–	4		4
Noninvestment grade	227	226	(69)	157		157

	302	295	(69)	226		226

Trust preferred securities – single banks
BBB rated	1	1	–	1		1
Not rated	25	25	(6)	19		19

	26	26	(6)	20		20

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(1)	15		15
Noninvestment grade – OTTI/PIK’d [2]	45	24	(19)	5		5

	70	40	(20)	20		20

Auction rate securities
AAA rated	117	110	(1)	109		109

	117	110	(1)	109		109

Other
AAA rated	24	22	1	23		23
AA rated	13	13	(4)	9		9
A rated	27	26	1	27		27
BBB rated	1	1	–	1		1
Noninvestment grade	6	4	(2)	2		2
Noninvestment grade – OTTI/PIK’d [2]	97	34	(17)	17		17

	168	100	(21)	79		79

	5,194	4,739	(779)	3,960		3,960

Mutual funds and stock	170	170	–	170		170

	5,364	4,909	(779)	4,130		4,130

Total	$6,222	$5,757	$(806)	$4,951	$(63)	$4,888

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the lowest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have OTTI and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2011			December 31, 2010			March 31, 2010
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value

HELD-TO-MATURITY:
Municipal securities	$558	$558	$563	$578	$578	$582	$638	$638	$643
Asset-backed securities:
Trust preferred securities – banks and insurance	263	240	179	263	239	189	265	239	196
Other	27	23	16	28	24	17	30	26	17

	$848	$821	$758	$869	$841	$788	$933	$903	$856

AVAILABLE-FOR-SALE:
U.S. Treasury securities	$726	$726	$726	$705	$706	$706	$28	$28	$28
U.S. Government agencies and corporations:
Agency securities	180	186	186	201	208	208	224	231	231
Agency guaranteed mortgage-backed securities	580	590	590	566	576	576	372	383	383
Small Business Administration loan-backed securities	920	920	920	867	868	868	798	785	785
Municipal securities	142	144	144	156	158	158	230	235	235
Asset-backed securities:
Trust preferred securities – banks and insurance	1,941	1,186	1,186	1,947	1,243	1,243	1,995	1,353	1,353
Trust preferred securities – real estate investment trusts	40	20	20	46	19	19	54	24	24
Auction rate securities	110	109	109	111	110	110	156	157	157
Other	100	79	79	103	81	81	116	71	71

	4,739	3,960	3,960	4,702	3,969	3,969	3,973	3,267	3,267

Mutual funds and stock	170	170	170	237	237	237	170	170	170

	4,909	4,130	4,130	4,939	4,206	4,206	4,143	3,437	3,437

Total	$5,757	$4,951	$4,888	$5,808	$5,047	$4,994	$5,076	$4,340	$4,293

The amortized cost of investment securities on March 31, 2011 decreased by 0.9% and increased by 13.4% from the balances on December 31, 2010 and March 31, 2010, respectively. The change from March 31, 2010 to March 31, 2011 was primarily due to increased investments in U.S. Treasury securities, Small Business Administration loan-backed securities, and agency guaranteed mortgage-backed securities, partially offset by decreases in municipal and ABS securities.

On March 31, 2011, 21.5% of the $4.1 billion of fair value of available-for-sale securities portfolio was valued at Level 1, 44.6% was valued at Level 2, and 33.9% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. On December 31, 2010 the fair value of available-for-sale securities totaled $4.2 billion, of which 22.2% was valued at Level 1, 43.0% at Level 2, and 34.8% at Level 3. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $2,201 million at March 31, 2011 and the fair value of these securities was $1,402 million. The securities valued at Level 3 were comprised of ABS CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at the end of the first quarter of 2011 was $799 million. As of March 31, 2011, we believe that we will receive on settlement or maturity the amortized cost amounts of the Level 3 available-for-sale securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

Valuation and Sensitivity Analysis of Level 3 Bank and Insurance CDOs

The following schedule sets forth the sensitivity of the current CDO fair values, using an internal model, to changes in the most significant assumptions utilized in the model:

ZIONS BANCORPORATION AND SUBSIDIARIES

SENSITIVITY OF INTERNAL MODEL

		Bank and Insurance CDOs at Level 3
(Amounts in millions)		Held-to-maturity		Available-for-sale

Fair value balance at March 31, 2011		$179		$1,160

		Incremental	Cumulative	Incremental	Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]			4.3%		19.7%
Projected loss percentage from currently performing collateral
1-year		0.2%	4.5%	0.4%	20.1%
years 2-5		0.6%	5.1%	0.6%	20.7%
years 6-30		6.4%	11.6%	4.9%	25.6%
Discount rate [3]
Weighted average spread over LIBOR		564 bp		813 bp

Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.2)		$17.5
	50%	(0.3)		13.5
	100%	(0.7)		16.5

Decrease in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(2.6)		$(138.1)
	50%	(2.9)		(142.9)
	100%	(3.6)		(152.4)

Decrease in fair value due to increase in discount rate	+ 100 bp	$(16.1)		$(74.1)
	+ 200 bp	(30.3)		(158.6)

[1]

The Company uses an expected credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation. These current and projected losses are reflected in the CDO’s fair value.

[2]

Weighted average percentage of collateral that is defaulted due to bank failures, or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit-specific probability of default on deferring collateral which ranges from 2.53% to 100%.

3.	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.
[4]

Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30 year losses of 28.6% = 25.6% + 50% ( 0.4% + 0.6% + 4.9% ) and 31.5% = 25.6% + 100% (0.4%+0.6%+4.9%) respectively.

The Dodd-Frank Act became effective during the third quarter of 2010, and it disallows the inclusion of trust preferred securities in Tier 1 capital for banks with assets over $15 billion. For those institutions within each pool with investment grade ratings, we assume that trust preferred securities will be called prior to the end of the disallowance period. Prior to the third quarter of 2010 and the enactment of this legislation, we had assumed a prepayment rate of 0% for five years for each CDO pool, followed by a 2% annual prepayment rate thereafter. Effective from the third quarter of 2010, we utilize a pool specific prepayment rate for the next five years calculated with reference to the percentage of each pool’s performing collateral which consists of collateral from banks in excess of $15 billion in assets and with investment grade ratings. We assume that

ZIONS BANCORPORATION AND SUBSIDIARIES

these large banks will fully prepay by year five with prepayment behaviors skewed toward the end of the five year disallowance period.

For the first quarter of 2011, the resulting average annual prepayment rate assumption for pools which include large banks is 1.09% for each of the first three years followed by an average annual prepayment rate assumption of 3.26% for years four and five. For pools without large banks, we continue to assume a 0% five year prepayment rate. In years six through maturity, we continue to assume a 2% annual prepayment rate for both portions of the portfolio. The effect of this assumption change was $11.6 million in net impairment losses in the third quarter of 2010. Increased prepayment rates are generally favorable for the most senior tranches and adverse to the more junior tranches.

The first quarter of 2011 sensitivity analysis of valuation assumptions, when compared to the same projection for December 31, 2010, was positively impacted by lower projected losses on the CDO pools. The changes were driven by loss experience due to default as well as generally lower loss projections from both performing institutions and from deferring institutions. An adverse change in the percentage of deferring institutions expected to return to performance was offset by a favorable change in the projected cash flow from those deferring institutions expected to return to performance with full payment of all interest contractually due, including back interest. The valuation of CDOs is further discussed in Note 9 of the Notes to Consolidated Financial Statements.

The weighted average discount rate used for the portfolio decreased by 44 basis points from last quarter. Substantial increases in original AAA discount rates were more than offset by reduced discount rates used for original A and BBB securities. Projected cash flow from these subordinate tranches generally improved when compared to the prior quarter; this improvement was due to projected cash flows from the portion of the deferring collateral projected to come current and resume payment. The discount rate utilized for fair value purposes is a function of the stability, or alternately, the variability of returns or “expected loss” of the cash flow across all scenarios in a Monte Carlo simulation. Greater cash flow improves this stability, leaving less residual risk and hence a reduced market level discount rate. The valuation of the AFS and HTM portfolios, including the use of trading prices, is further discussed in Note 9 of the Notes to Consolidated Financial Statements.

During the first quarter of 2011, the Company recognized credit-related net impairment losses on CDOs of $3.1 million, compared to a loss of $31.3 million for the corresponding period in 2010.

The following schedules provide additional information on the below-investment-grade rated bank and insurance trust preferred CDOs’ portion of the AFS and HTM portfolios. The schedules reflect data and assumptions that are included in the calculations of fair value and OTTI. The schedules utilize the lowest rating to identify those securities below investment grade. The schedules segment the securities by whether or not they have been determined to have had other than temporary impairment, and by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses. The best and worst pool-level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and number of currently performing issuers noted in the later schedule are from the same security. The remaining statistics may not be from the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOS BY ORIGINAL

RATINGS LEVEL

As of March 31, 2011

	Number of securities	% of portfolio	Total				Credit loss		Valuation losses [1]
(Dollar amounts in millions)			Par value	Amortized cost	Estimated fair value	Unrealized loss	Current year	Life-to- date	Life-to- date

Original ratings of securities, non-OTTI:
Original AAA	28	40.7%	$989.8	$844.7	$593.6	$(251.1)	$–	$–	$(153.2)
Original A	22	19.9%	482.0	482.0	316.0	(166.0)	–	–	–
Original BBB	6	2.4%	58.5	58.4	31.6	(26.8)	–	–	–

Total Non-OTTI		63.0%	1,530.3	1,385.1	941.2	(443.9)	–	–	(153.2)

Original ratings of securities, OTTI:
Original AAA	1	2.1%	50.0	43.4	19.9	(23.5)	–	(4.8)	(1.9)
Original A	40	32.6%	789.5	584.4	235.4	(349.0)	(1.8)	(204.1)	–
Original BBB	5	2.3%	55.1	22.4	5.9	(16.5)	–	(32.5)	–

Total OTTI		37.0%	894.6	650.2	261.2	(389.0)	(1.8)	(241.4)	(1.9)

Total noninvestment grade bank and insurance CDOs		100.0%	$2,424.9	$2,035.3	$1,202.4	$(832.9)	$(1.8)	$(241.4)	$(155.1)

[1]	Valuation losses were taken on securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.

	Average holding [1]
	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)

Original ratings of securities, non-OTTI:
Original AAA	$34.1	$29.1	$20.5	$(8.7)
Original A	16.1	16.1	10.5	(5.5)
Original BBB	9.8	9.7	5.3	(4.5)
Original ratings of securities, OTTI:
Original AAA	50.0	43.4	19.9	(23.5)
Original A	15.5	11.5	4.6	(6.8)
Original BBB	11.0	4.5	1.2	(3.3)

[1]	The Company may have more than one holding of the same security.

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED

BANK AND INSURANCE TRUST PREFERRED CDOS

As of March 31, 2011

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing[1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as a % of performing collateral [4]		Collateralization % [5]		Present value of expected cash flows discounted at coupon rate as a % of par [6]	Lifetime additional projected loss from performing collateral [7]

Original ratings of securities, non-OTTI:
Original AAA
Best	BB	25	23	–	4.75%	87.32%		788.64%		100%	–
Weighted average		38	25	14.61%	14.34%	40.96%		249.8%		99%	5.66%
Worst	CC	19	6	28.71%	26.41%	10.37%		154.4%		90%	10.16%
Original A
Best	B	36	35	–	0.69%	27.53%		308.00%		100%	5.76%
Weighted average		17	15	2.12%	7.63%	10.23%		135.16%		100%	7.17%
Worst	C	6	4	10.31%	25.07%	(9.11%)	[9]	73.40%	[10]	100%	8.03%
Original BBB
Best	CCC	36	35	–	3.00%	15.28%		384.53%		100%	6.88%
Weighted average		28	26	1.24%	5.56%	7.24%		229.67%		100%	7.52%
Worst	C	17	15	6.03%	9.33%	(5.68%)	[9]	8.15%	[10]	100%	8.03%
Original ratings of securities, OTTI:
Original AAA
Single security	CCC	43	26	16.57%	20.77%	27.19%		224.57%		87%	5.37%
Original A
Best	CCC	38	32	–	1.89%	58.36%		240.17%		100%	(7.45%)
Weighted average		38	24	10.94%	17.72%	(14.46%)		62.85%		90%	5.69%
Worst	C	3	0	19.39%	29.85%	(49.15%)		13.42%		57%	10.16%
Original BBB
Best	C	74	53	13.35%	10.98%	(7.35%)		81.28%		100%	4.70%
Weighted average		33	21	14.35%	20.50%	(27.36%)		(169.82%	)	76%	5.49%
Worst	C	37	19	16.76%	26.41%	(39.58%)		(290.14%	)	49%	6.41%

ZIONS BANCORPORATION AND SUBSIDIARIES

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
[2]	Collateral is identified as defaulted when a regulator closes an issuing bank.
[3]	Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
[4]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 2.53% to 100% dependent on credit for each deferring piece of collateral. “Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral.

[5]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 2.53% to 100% dependent on credit for each deferring piece of collateral. “Collateralization” in the schedule identifies the portion of a CDO tranche that is backed by nondefaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is senior to our security’s priority level. The denominator is the par amount of the tranche. Par is defined as the original par less any principal paydowns.

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

The Company’s loss and recovery experience as of March 31, 2011 (and our Level 3 modeling assumption) is essentially a 100% loss on defaults, although we have, to date, received several, generally small, recoveries on defaults. Our experience with deferring bank collateral has been that of all collateral that has elected to defer beginning in 2007 or thereafter, 45.8% has defaulted, and approximately 50.6 % remains in deferral and within the allowable deferrable period. Sixteen issuing banks, with collateral aggregating to 3.7% of all deferrals and 7% of all surviving deferrals, have come current and resumed interest payments on their trust preferred securities after previously deferring some payments. Older deferrals are more likely to have defaulted. Approximately 89% of the bank collateral which first deferred prior to January 1, 2009 had defaulted by March 31, 2011. For bank collateral which first deferred on or after January 1, 2009, 29% had defaulted by March 31, 2011. New deferrals peaked in 2009. In 2008, 9.2% of collateral performing at the start of the year elected to defer by year end. This contrasts with 19.1% in 2009 and 10% in 2010. A total of $189.3 million of bank collateral elected to defer during the first quarter of 2011. This comprises 1.4% of the collateral performing at the start of 2011. Further details on the Company’s valuation process are detailed in Note 9 of the Notes to Consolidated Financial Statements.

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

The Company incurred $3.1 million of credit-related OTTI charges recorded in earnings during the first quarter of 2011. One of the securities deemed to have OTTI this quarter was primarily collateralized by trust

ZIONS BANCORPORATION AND SUBSIDIARIES

preferred debt issued by a real estate investment trust, and the other by bank and insurance company trust preferred debt. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

Loan Portfolio

As of March 31, 2011, net loans and leases were $36.5 billion, reflecting a 6.2% and a 0.5% decrease from the balances at March 31, 2010 and December 31, 2010, respectively. The decrease is primarily due to pay-downs and charge-offs, which continue to more than offset new loan originations.

The following table sets forth the loan portfolio by type of loan:

	March 31, 2011		December 31, 2010		March 31, 2010
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans

Commercial:
Commercial and industrial	$9,276	25.3%	$9,167	24.9%	$9,269	23.7%
Leasing	409	1.1%	410	1.1%	442	1.1%
Owner occupied	8,252	22.5%	8,218	22.3%	8,457	21.6%
Municipal	435	1.2%	439	1.2%	332	0.9%

Total commercial	18,372		18,234		18,500
Commercial real estate:
Construction and land development	2,955	8.1%	3,499	9.5%	5,060	12.9%
Term	7,857	21.4%	7,650	20.8%	7,524	19.3%

Total commercial real estate	10,812		11,149		12,584
Consumer:
Home equity credit line	2,120	5.8%	2,142	5.8%	2,121	5.4%
1-4 family residential	3,620	9.9%	3,499	9.5%	3,584	9.2%
Construction and other consumer real estate	324	0.9%	343	0.9%	403	1.0%
Bankcard and other revolving plans	276	0.7%	297	0.8%	314	0.8%
Other	230	0.6%	233	0.6%	279	0.7%

Total consumer	6,570		6,514		6,701
FDIC-supported loans [1]	913	2.5%	971	2.6%	1,321	3.4%

Total loans	$36,667	100.0%	$36,868	100.0%	$39,106	100.0%

[1]	FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.

Most of the loan portfolio contraction during the first three months of 2011 occurred in commercial construction and land development loans. Some of these loans have been converted to term loans as projects have been completed and the demand for new credit has been low due to the current state of the construction and real estate industries. The largest reductions occurred at Amegy, CB&T, and ZFNB. Some of this contraction was partially offset by growth in commercial and industrial lending, as well as in 1-4 family residential lending. The balance of commercial and industrial loans increased primarily at Amegy, CBW and NBA, while the largest contributors to the growth in 1-4 family residential loans were NSB, CB&T, and Amegy.

We expect that commercial construction and land development loans may continue to decline in future quarters as demand for these types of loans remains weak.

Other Noninterest-Bearing Investments

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	March 31, 2011	December 31, 2010	March 31, 2010

Bank-owned life insurance	$432	$428	$450
Federal Home Loan Bank stock	123	125	136
Federal Reserve stock	128	128	122
SBIC investments [1]	39	38	65
Non-SBIC investment funds and other	97	96	89
Investments in ADC arrangements [2]	16	17	18
Other public companies	10	12	16
Trust preferred securities	14	14	14

	$859	$858	$910

[1]

Amounts include noncontrolling investors’ interests in Zions’ managed SBIC investments of approximately $15 million on March 31, 2010. As of March 31, 2011 and December 31, 2010, such investments have been either liquidated or deconsolidated.

[2]

Investments in Acquisition Development and Construction (“ADC”) arrangements are loans that do not qualify for loan accounting under GAAP; therefore these loans are accounted for as noninterest-bearing investments.

Deposits

Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first three months of 2011 decreased by 3.0% compared to the same period in 2010, with average interest-bearing deposits decreasing 8.1% and average noninterest-bearing deposits increasing 9.0%. The decline in deposits resulted from actions taken by the Company to reduce higher cost deposits, such as time deposits. Core deposits at March 31, 2011, which exclude time deposits larger than $100,000 and brokered deposits, decreased by 0.1%, or $55 million, from December 31, 2010. The decrease was mostly due to decreases in money market deposits and time deposits under $100,000, offset by increases in noninterest-bearing deposits.

Demand, savings and money market deposits comprised 86.6% of total deposits at the end of the first quarter of 2011, compared with 84.2% and 85.8% as of March 31, 2010, and December 31, 2010, respectively.

During 2010, the Company reduced brokered deposits due to excess liquidity and weak loan demand. At March 31, 2011, total deposits included $294 million of brokered deposits compared to $435 million at December 31, 2010 and $1,540 million at March 31, 2010.

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

Centralized oversight of credit risk is provided through a uniform credit policy, credit administration, and credit examination functions at the Parent. Effective management of credit risk is essential in maintaining a

ZIONS BANCORPORATION AND SUBSIDIARIES

safe, sound and profitable financial institution. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over, and the independent evaluation of, credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to management and to the Credit Review Committee of the Board of Directors. New, expanded, or modified products and services, as well as new lines of business, are approved by a New Product Review Committee at the bank level or Parent level, depending on the inherent risk of the new activity.

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

The Company’s loan portfolio includes loans that were acquired from failed banks: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts.

ZIONS BANCORPORATION AND SUBSIDIARIES

Therefore, the Company’s financial exposure to losses from these assets is substantially limited. In addition, the acquired loans have performed better than expected. FDIC-supported loans represent approximately 2.5% of the Company’s total loan portfolio at March 31, 2011.

The Company participates in various lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, and U.S. Department of Agriculture. As of March 31, 2011, the principal balance of such loans was $611 million, and the guaranteed portion amounted to $452 million. Most of these loans were guaranteed by the Small Business Administration. Government agency guaranteed loans, excluding FDIC-supported loans, consisted of the following as of March 31, 2011.

(Amounts in millions)	March 31, 2011	Percent guaranteed

Commercial	$586	74%
Commercial real estate	23	76%
Consumer	2	100%

Total loans excluding FDIC-supported loans	$611	74%

The credit quality of the Company’s loan portfolio improved further during the first quarter of 2011. Nonperforming lending related assets decreased by 8.0% from December 31, 2010. Gross charge-offs declined to $168 million in the first three months of 2011 compared to $283 million in the fourth quarter of 2010. Net charge-offs decreased to $141 million from $251 million in the same periods.

A more comprehensive discussion of our credit risk management is contained in the Company’s 2010 Annual Report on Form 10-K.

Commercial Lending

The following schedule provides selected information regarding our commercial lending portfolio regarding lending concentrations to certain industries.

	March 31, 2011		December 31, 2010
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate and rental and leasing	$2,512	13.7%	$2,488	13.6%
Manufacturing	1,989	10.8%	1,984	10.9%
Retail trade	1,608	8.8%	1,585	8.7%
Wholesale trade	1,520	8.3%	1,500	8.2%
Mining, quarrying, and oil and gas extraction	1,391	7.6%	1,346	7.4%
Healthcare and social assistance	1,269	6.9%	1,264	6.9%
Construction	1,126	6.1%	1,110	6.1%
Professional, scientific, and technical services	938	5.1%	966	5.3%
Transportation and warehousing	902	4.9%	866	4.8%
Finance and insurance	854	4.6%	963	5.3%
Hospitality and food services	821	4.5%	809	4.4%
Other	3,442	18.7%	3,353	18.4%

Total	$18,372	100.0%	$18,234	100.0%

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

ZIONS BANCORPORATION AND SUBSIDIARIES

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash- ington	Other [1]	Total	% of total CRE

Commercial term
Balance outstanding	3/31/11	$1,030.0	$409.5	$1,941.0	$766.7	$487.2	$1,183.9	$861.3	$249.7	$927.5	$7,856.8	72.7%
% of loan type		13.1%	5.2%	24.7%	9.7%	6.2%	15.1%	11.0%	3.2%	11.8%	100.0%
Delinquency rates [2]:
30-89 days	3/31/11	2.5%	1.0%	1.0%	2.5%	3.3%	2.2%	2.6%	0.9%	6.9%	2.5%
	12/31/10	1.6%	1.5%	1.7%	3.7%	8.2%	2.7%	2.1%	0.3%	7.3%	3.1%
≥ 90 days	3/31/11	1.2%	0.8%	0.6%	1.3%	2.2%	1.6%	1.5%	0.3%	3.8%	1.5%
	12/31/10	1.1%	1.5%	0.9%	2.8%	1.4%	1.6%	1.8%	–	3.9%	1.7%
Accruing loans past due 90 days or more	3/3/11	0.3	–	–	–	–	–	–	0.8	–	1.1
	12/31/10	–	–	0.2	–	–	4.0	–	–	0.3	4.5
Nonaccrual loans	3/31/11	28.3	4.0	30.6	65.0	24.4	31.9	21.1	1.5	63.5	270.3
	12/31/10	23.4	6.2	36.3	70.5	19.4	32.8	20.1	1.0	53.9	263.6
Residential construction and land development
Balance outstanding	3/31/11	157.3	24.7	104.2	22.5	117.3	359.9	185.2	3.0	67.8	1,041.9	9.6%
% of loan type		15.1%	2.4%	10.0%	2.1%	11.3%	34.5%	17.8%	0.3%	6.5%	100.0%
Delinquency rates [2]:
30-89 days	3/31/11	9.5%	6.6%	12.6%	47.3%	8.6%	18.4%	13.1%	5.8%	11.1%	14.3%
	12/31/10	9.8%	6.0%	5.3%	55.6%	1.4%	19.9%	13.6%	–	9.6%	14.3%
≥ 90 days	3/31/11	5.4%	6.6%	4.8%	42.5%	1.5%	14.4%	12.4%	–	11.1%	10.4%
	12/31/10	8.6%	6.0%	3.4%	55.6%	0.4%	19.2%	10.0%	–	5.0%	12.6%
Accruing loans past due 90 days or more	3/31/11	–	–	–	–	–	–	0.3	–	1.1	1.4
	12/31/10	0.8	–	–	–	–	0.1	0.6	–	0.1	1.6
Nonaccrual loans	3/31/11	22.5	1.6	8.5	14.3	32.6	76.2	42.9	–	7.4	206.0
	12/31/10	29.9	1.8	8.1	30.3	41.4	81.2	39.1	–	8.3	240.1
Commercial construction and land development
Balance outstanding	3/31/11	258.6	14.6	175.5	182.7	192.9	682.6	283.8	33.2	89.0	1,912.9	17.7%
% of loan type		13.5%	0.8%	9.2%	9.5%	10.1%	35.7%	14.8%	1.7%	4.7%	100.0%
Delinquency rates [2]:
30-89 days	3/31/11	3.9%	–	0.4%	20.5%	7.6%	10.0%	3.6%	35.7%	8.0%	8.4%
	12/31/10	5.0%	–	0.5%	23.7%	8.1%	5.7%	6.4%	2.7%	12.4%	7.1%
≥ 90 days	3/31/11	2.4%	–	0.4%	18.2%	5.7%	6.0%	1.3%	–	8.0%	5.4%
	12/31/10	4.2%	–	0.5%	16.4%	8.1%	4.3%	4.2%	–	12.4%	5.5%
Accruing loans past due 90 days or more	3/31/11	–	–	–	–	–	–	–	–	0.1	0.1
	12/31/10	–	–	–	–	–	–	0.2	–	0.1	0.3
Nonaccrual loans	3/31/11	15.3	–	1.3	45.8	11.0	84.4	28.0	–	7.3	193.1
	12/31/10	18.9	–	2.2	73.9	19.8	91.9	35.7	–	11.6	254.0
Total construction and land development	3/31/11	415.9	39.3	279.7	205.2	310.2	1,042.5	469.0	36.2	156.8	2,954.8
Total commercial real estate	3/31/11	$1,445.9	$448.8	$2,220.7	$971.9	$797.4	$2,226.4	$1,330.3	$285.9	$1,084.3	$10,811.6	100.0%

[1]	No other geography exceeds $138 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 34% of the commercial real estate term loans consist of mini-perm loans. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of 3 to 7 years. The remaining 66% of commercial real estate loans are term loans with initial maturities generally of 15 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and includes, for example, criteria related to the cash flow generated by the project and occupancy rates.

Approximately 30% of the commercial construction and land development portfolio’s balance consists of acquisition and development loans. Most of these acquisition and development properties are tied to specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Re-margining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multi-family projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20.

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

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls, and on construction projects, independent progress inspection reports. The receipt of these schedules is closely monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, the frequency of loan-by-loan reviews of pass grade loans has been increased to quarterly for all commercial and residential construction and land development loans at Zions Bank, Amegy, NBA, NSB, and Vectra. At CB&T such reviews are performed semi-annually.

Interest reserves are generally established as an expense item in the budget for real estate construction or development loans. We generally require borrowers to put their equity into the project at the inception of the construction. This enables the bank to ensure the availability of equity in the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If at any time during the life of the credit the project is determined not to be viable, the bank

ZIONS BANCORPORATION AND SUBSIDIARIES

takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed necessary. The bank then usually evaluates the appropriate use of interest reserves. At March 31, 2011, and March 31, 2010, Zions’ affiliates had 295 and 384 loans with an outstanding balance of $362 million and $887 million where available interest reserves amounted to $35 million and $89 million, respectively. In instances where projects have been determined not to be viable, the interest reserves and other appropriate disbursements have been frozen.

We have not been involved to any meaningful extent with insurance arrangements, credit derivatives, or any other default agreements as a mitigation strategy for commercial real estate loans. However, we do make use of personal or other guarantees as risk mitigation strategies.

Consumer Loans

The Company did not pursue subprime residential mortgage lending, including option ARM and negative amortization loans. It does have approximately $375 million of stated income mortgage loans with generally high FICO scores at origination, including “one-time close” loans to finance the construction of a home, which convert into permanent jumbo mortgages. As of March 31, 2011, approximately $52 million of the $375 million of stated income loans had FICO scores of less than 620. These totals exclude held-for-sale loans. Stated income loans account for approximately $4 million, or 57%, of our credit losses in 1-4 family residential first mortgage loans during the first quarter of 2011, and were primarily in Utah and Arizona.

The Company has mainly been an originator of first and second mortgages, generally considered to be of prime quality. Its practice historically has been to sell “conforming” fixed rate loans to third parties, including Fannie Mae and Freddie Mac, for which it makes representations and warranties as to meeting certain underwriting and collateral documentation standards. It has also been the Company’s practice historically to hold variable rate loans in its portfolio. The Company does not estimate that it has any material financial risk as a result of its foreclosure practices or loan “put-backs” by Fannie Mae or Freddie Mac, and has not established any reserves related to these items.

The Company is engaged in home equity credit line lending. Approximately $942 million of the Company’s $2.1 billion portfolio is secured by first deeds of trust, while the remaining balance is secured by junior liens. As of March 31 2011, loans representing approximately 15% of the outstanding balance in this portfolio were estimated to have loan-to-value ratios above 100%. Of the total home equity credit line portfolio, 0.32% was 90 or more days past due at March 31, 2011 as compared to 0.36% as of March 31, 2010. During the first quarter of 2011, the Company did not modify any home equity credit lines. The annualized credit losses for this portfolio were 117 and 127 basis points for the three months ended March 31, 2011 and March 31, 2010, respectively.

Nonperforming Assets

As reflected in the following table, the Company’s nonperforming lending related assets as a percentage of net loans and leases and OREO decreased during the first quarter of 2011. The percentage was 4.54% at March 31, 2011, compared with 7.04% at March 31, 2010, and 4.91% at December 31, 2010.

Total nonaccrual loans, excluding FDIC-supported loans, at March 31, 2011 decreased by $708 million from March 31, 2010. The decrease is primarily due to a $385 million decrease in construction and land development loans, a $143 million decrease in owner occupied loans, and a $107 million decrease in commercial and industrial loans. The greatest decreases in nonaccrual loans occurred at Zions Bank, Amegy, and NSB.

The following table sets forth the Company’s nonperforming lending-related assets:

ZIONS BANCORPORATION AND SUBSIDIARIES

(Amounts in millions)	March 31, 2011	December 31, 2010	March 31, 2010

Nonaccrual loans	$1,379	$1,493	$2,087
Other real estate owned	225	259	367

Nonperforming lending-related assets, excluding FDIC-supported assets	1,604	1,752	2,454

FDIC-supported nonaccrual loans	33	36	284
FDIC-supported other real estate owned	44	40	47

FDIC-supported nonperforming lending-related assets	77	76	331

Total nonperforming lending-related assets	$1,681	$1,828	$2,785

Ratio of nonperforming lending-related assets to net loans and leases [1] and other real estate owned	4.54%	4.91%	7.04%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$15	$23	$60
FDIC-supported loans past due 90 days or more	95	119	22

Ratio of accruing loans past due 90 days or more to net loans and leases [1]	0.30%	0.38%	0.21%

Nonaccrual loans and accruing loans past due 90 days or more	$1,522	$1,671	$2,453
Ratio of nonaccrual loans and accruing loans past due 90 days or more to net loans and leases [1]	4.14%	4.52%	6.27%

Accruing loans past due 30 - 89 days, excluding FDIC-supported loans	$234	$263	$462
FDIC-supported loans past due 30 - 89 days	22	27	56

Restructured loans included in nonaccrual loans	344	367	340
Restructured loans on accrual	369	388	211

[1]	Includes loans held for sale.

TDR Loans

Nonaccrual loans also include nonperforming loans which have been restructured and classified as troubled debt restructured loans.

TDRs are loans which have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider. These modifications are structured on a loan-by-loan basis, and depending on the circumstances, may include extended payment terms, a modified interest rate, forgiveness of principal (on occasion), or other concessions. However, not all modifications are TDRs; modifications are also performed in the normal course of business for borrowers that are not experiencing financial difficulty. Such modifications may be performed to meet the customer’s specific needs, to comply with contractual commitments, or for competitive reasons.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The following schedule provides the outstanding balances of our TDR loans.

	March 31, 2011			December 31, 2010
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total

Commercial:
Commercial and industrial	$30,599	$20,605	$51,204	$35,290	$29,382	$64,672
Leasing	–	–	–	446	202	648
Owner occupied	33,827	51,695	85,522	42,143	51,676	93,819
Municipal	–	–	–	–	–	–

Total commercial	64,426	72,300	136,726	77,879	81,260	159,139

Commercial real estate:
Construction and land development	129,235	163,892	293,127	124,571	177,617	302,188
Term	143,245	78,845	222,090	152,523	77,382	229,905

Total commercial real estate	272,480	242,737	515,217	277,094	254,999	532,093

Consumer:
Home equity credit line	30	87	117	110	512	622
1-4 family residential	31,556	23,132	54,688	29,947	24,520	54,467
Construction and other consumer real estate	789	5,122	5,911	2,845	5,311	8,156
Bankcard and other revolving plans	–	–	–	–	–	–
Other	–	646	646	131	533	664

Total consumer loans	32,375	28,987	61,362	33,033	30,876	63,909

Total	$369,281	$344,024	$713,305	$388,006	$367,135	$755,141

Commercial loan TDRs

Commercial loans (commercial lending (“C&I”) and commercial real estate (“CRE”)) may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. When it is in the best interest of the Company and the borrower to agree to a concession, we may modify the loan rather than to try to pursue collection through foreclosure or other means.

For certain troubled debt restructurings, we split the loan into two new notes – A and B notes. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries.

Consumer loan TDRs

Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with a new loan from another lender, or who is experiencing economic hardship. Such TDRs may include first-lien residential mortgage loans and home equity loans.

Other

ZIONS BANCORPORATION AND SUBSIDIARIES

In addition to the lending related nonperforming assets, the Company had $269 million in carrying value of investments in debt securities that were on nonaccrual status at March 31, 2011, compared to $195 million at March 31, 2010 and at December 31, 2010.

Allowance and Reserve for Credit Losses

In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(Amounts in millions)	Three Months Ended March 31, 2011	Twelve Months Ended December 31, 2010	Three Months Ended March 31, 2010

Loans and leases outstanding (net of unearned income)	$36,546	$36,747	$38,974

Average loans and leases outstanding (net of unearned income)	$36,668	$38,250	$39,668

Allowance for loan losses:
Balance at beginning of period	$1,440	$1,531	$1,531
Provision charged against earnings	60	852	266
Increase (decrease) in allowance covered by FDIC indemnification	(9)	26	12
Loans and leases charged-off:
Commercial	(66)	(417)	(97)
Commercial real estate	(75)	(517)	(116)
Consumer	(27)	(140)	(35)

Total	(168)	(1,074)	(248)

Recoveries:
Commercial	13	35	10
Commercial real estate	5	44	7
Consumer	4	12	2

Total	22	91	19

Charge-offs recoverable from FDIC	5	14	2

Net loan and lease charge-offs	(141)	(969)	(227)

Balance at end of period	$1,350	$1,440	$1,582

Ratio of annualized net charge-offs to average loans and leases	1.54%	2.53%	2.29%

Ratio of allowance for loan losses to net loans and leases, at period end	3.69%	3.92%	4.06%

Ratio of allowance for loan losses to nonperforming loans, at period end	95.56%	94.22%	66.70%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	88.69%	86.21%	64.46%

ZIONS BANCORPORATION AND SUBSIDIARIES

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s consolidated balance sheet, and any related increases or decreases in the reserve are included in noninterest expense in the statement of income. The reserve increased by $5.9 million from March 31, 2010 and decreased by $9.5 million from December 31, 2010. The increase from March 31, 2010 is primarily due to increased demand for new lending commitments. Additionally, credit quality measures have improved over the past twelve months and were the primary reason for the decrease from December 31, 2010. See Note 5 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses.

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

Interest Rate Risk

Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The Company has positioned its March 31, 2011 balance sheet to be more asset sensitive than it was on March 31, 2010.

We attempt to minimize the impact of changing interest rates on net interest income primarily through the use of interest rate floors on variable rate loans, interest rate swaps, interest rate futures, and by avoiding large exposures to long-term fixed rate interest-earning assets that have significant negative convexity. The prime lending rate and the LIBOR curves are the primary indices used for pricing the Company’s loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

	March 31, 2011		December 31, 2010
	Low	High	Low	High

Duration of equity:
Range (in years)
Base case	-3.0	-1.0	-3.1	-1.2
Increase interest rates by 200 bp	-2.9	-1.4	-3.0	-1.4

	Deposit repricing response
	Fast	Slow	Fast	Slow
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	2.8%	5.8%	3.1%	6.0%
Decrease interest rates by 200 bp 1	-3.1%	-3.3%	-2.5%	-2.7%

ZIONS BANCORPORATION AND SUBSIDIARIES

[1]	In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

During the first three months of 2011, there were no significant changes in interest rate sensitivity when compared to the fourth quarter of 2010.

Market Risk – Fixed Income

The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.

At March 31, 2011, the Company had $57 million of trading assets and $101 million of securities sold, not yet purchased, compared with $49 million and $43 million on December 31, 2010 and $51 million and $48 million on March 31, 2010, respectively.

The Company is exposed to market risk through changes in fair value and OTTI of HTM and AFS securities. The Company also is exposed to market risk for interest rate swaps and Eurodollar and Federal Funds futures contracts used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in OCI each quarter. During the first quarter of 2011, the after-tax change in OCI attributable to HTM and AFS securities was $(27.8) million, and the change attributable to interest rate swaps was $(8.0) million. If any of the AFS securities or HTM securities transferred from AFS become other than temporarily impaired, any credit loss in OCI is reversed and the impairment is charged to operations. See “Investment Securities Portfolio” for additional information on OTTI.

Market Risk – Equity Investments

Through its equity investment activities, the Company owns equity securities that are publicly traded. In addition, the Company owns equity securities in companies that are not publicly traded, that are accounted for under cost, fair value, equity, or full consolidation methods of accounting, depending upon the Company’s ownership position and degree of involvement in influencing the investees’ affairs. In either case, the value of the Company’s investment is subject to fluctuation. Since the fair value of these securities may fall below the Company’s investment costs, the Company is exposed to the possibility of loss. These equity investments are approved, monitored and evaluated by the Company’s Equity Investment Committee.

The Company holds investments in pre-public venture capital companies through various venture funds. Additionally, Amegy has in place an alternative investments program. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds generally are not part of the strategy since the underlying companies are typically not creditworthy.

Under the provisions of the Dodd-Frank Act, the Company is allowed to fund remaining unfunded portions of existing private equity fund commitments, but is not allowed to make any additional commitments to invest in private equity funds.

A more comprehensive discussion of the Company’s interest rate and market risk management is contained in the Company’s 2010 Annual Report on Form 10-K.

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

Consolidated cash and interest-bearing deposits held by the Parent and its subsidiaries increased slightly to $5.6 billion at March 31, 2011 from $5.5 billion at December 31, 2010. The Parent and its subsidiaries also held $726 million and $706 million of U.S. Treasury Bills at March 31, 2011 and December 31, 2010, respectively.

Parent Company Liquidity: The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders, including the CPP preferred equity issued to the U.S. Department of the Treasury under the TARP program. The Parent’s cash needs are usually met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate share of current income taxes, equity contributed through the exercise of stock options, and long-term debt and equity issuances.

The Parent has not had to increase its investment in any of its subsidiary banks since the first quarter of 2010, and does not anticipate any need to make further capital investments in its bank subsidiaries in 2011. However, consistent with prior quarters since the second quarter of 2009, during the first quarter of 2011, the Parent did not receive dividends on common or preferred stock from its banking subsidiaries. The dividends the banking subsidiaries can pay to the Parent are restricted by current and historical earnings levels, retained earnings, and risk-based and other regulatory capital requirements. Several of the Company’s subsidiary banks returned to profitability over the course of 2010, and during the first quarter of 2011 all of the Company’s bank segments recorded a profit. This return to profitability, which we currently expect will be sustained, may permit the payment of some dividends by the banks to the Parent, or a return of some capital to the Parent in 2011. However, the Company has held the dividend on its common stock to $0.01 per share per quarter in order to conserve both capital and cash at the Parent.

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

General financial market and economic conditions, both of which have been highly stressed since mid-2008 or earlier, as well as the Company’s debt ratings, have adversely impacted the Company’s access to and cost of external financing. However, these adverse impacts have begun to moderate significantly in more recent quarters. Access to funding markets for the Parent and subsidiary banks is directly impacted by the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first three months of 2011. One rating agency, Moody’s, rates the Company’s senior debt as B2 or noninvestment grade, while Standard & Poor’s,

ZIONS BANCORPORATION AND SUBSIDIARIES

Fitch and DBRS all rate the Company’s senior debt at a low investment grade level. In addition, all four rating agencies rate the Company’s subordinated debt as noninvestment grade. Moody’s and Fitch’s outlooks for the company are positive and stable, respectively, while the other two agencies have a negative outlook for the Company.

During the first quarter of 2011, the primary source of additional cash to the Parent in the capital markets was $25 million from the issuance of new shares of common stock. The Parent had a cash balance of $509 million at March 31, 2011 compared to a cash balance of $550 million at December 31, 2010. In addition, the Parent had $700 million of U.S. Treasury Bills at both March 31, 2011 and December 31, 2010.

The following table presents the Parent’s balance sheet at March 31, 2011, December 31, 2010, and March 31, 2010.

Parent Only Condensed Balance Sheets

(In thousands)	March 31, 2011	December 31, 2010	March 31, 2010

ASSETS
Cash and due from banks	$2,011	$1,848	$–
Interest-bearing deposits	507,099	547,665	605,108
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $15,738, $4,056 and $3,767)	15,166	3,593	3,767
Available-for-sale, at fair value	1,179,271	1,146,797	538,759
Loans, net of unearned fees of $0, $0 and $0 and allowance for loan losses of $31, $71 and $64	1,497	2,852	2,859
Other noninterest-bearing investments	52,448	55,560	60,160
Investments in subsidiaries:
Commercial banks and bank holding company	6,803,545	6,739,699	6,681,137
Other operating companies	71,469	70,272	62,709
Nonoperating – ZMFU II, Inc. [1]	93,102	93,003	92,354
Receivables from subsidiaries:
Other	1,400	1,150	1,550
Other assets	293,122	253,773	51,791

	$9,020,130	$8,916,212	$8,100,194

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$189,718	$182,094	$259,776
Commercial paper:
Due to affiliates	45,984	45,991	49,986
Due to others	18,163	2,647	3,123
Other short-term borrowings
Due to affiliates	101,818	72,204	86
Due to others	160,645	160,604	172,128
Subordinated debt to affiliated trusts	309,278	309,278	309,278
Long-term debt
Due to affiliates	93,218	110,208	59
Due to others	1,355,454	1,384,907	1,463,552

Total liabilities	2,274,278	2,267,933	2,257,988

Shareholders’ equity:
Preferred stock	2,162,399	2,056,672	1,532,323
Common stock	4,178,369	4,163,619	3,517,621
Retained earnings	904,247	889,284	1,220,439
Accumulated other comprehensive income (loss)	(499,163)	(461,296)	(428,177)

Total shareholders’ equity	6,745,852	6,648,279	5,842,206

	$9,020,130	$8,916,212	$8,100,194

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

ZIONS BANCORPORATION AND SUBSIDIARIES

Interest-bearing deposits include $218 million pledged to certain subsidiary banks for intercompany borrowings.

During the first quarters of 2011 and 2010, the Parent’s operating expenses included cash payments for interest of approximately $40 million and $41 million, respectively. Additionally, the Parent paid approximately $35 million and $23 million of dividends on preferred and common stock, respectively, for the same applicable periods.

Short-term borrowings by the Parent exceeded repayments, which resulted in approximately $16 million of cash inflows during the first quarter of 2011.

At March 31, 2011, maturities of the Company’s long-term senior and subordinated debt ranged from August 2011 to November 2015.

Subsidiary Bank Liquidity: The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At March 31, 2011, these core deposits, excluding brokered deposits, in aggregate, constituted 94.2% of consolidated deposits, compared with 93.5% of consolidated deposits at December 31, 2010. On a consolidated basis, the Company’s net loan to total deposit ratio is historically low at 90.0%, another measure of strong bank liquidity.

Total deposits decreased by $343 million during the first three months of 2011 due to our efforts to reduce excess liquidity, which primarily resulted in decreases in money market, time and foreign deposits, including brokered deposits, partially offset by increases in noninterest-bearing demand and savings and NOW deposits. Brokered deposits were only 0.7% of total deposits at March 31, 2011.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act made permanent the maximum deposit insurance amount of $250,000. On November 9, 2010 the FDIC issued a final rule providing temporary unlimited insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions, effective December 31, 2010 through December 31, 2012.

The FHLB system, has, from time to time, been a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. At March 31, 2011, the amount available for additional FHLB and Federal Reserve borrowings was approximately $13.1 billion. At both March 31, 2011 and December 31, 2010 the Company had $20 million of long-term borrowings outstanding.

While not considered a primary source of funding, the Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is being taken. For the first quarter of 2011, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $46 million.

Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. During the first quarter of 2011, organic loan activity resulted in a net cash outflow of $45 million, as a result of a slight increase in loan demand.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first quarters of 2011 and 2010, the Company received net cash income tax refunds of $0.1 million and $352.8 million, respectively, the majority of which was for the benefit of our subsidiary banks and the remainder for the benefit of the Parent.

A more comprehensive discussion of our liquidity management is contained in Zions’ 2010 Annual Report on Form 10-K.

Operational Risk Management

Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. In its ongoing efforts to identify and manage operational risk, the Company has a Corporate Risk Management Department whose responsibility is to help management identify and assess key risks and monitor the key internal controls and processes that the Company has in place to mitigate operational risk. We have documented controls and the Control Self Assessment related to financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Federal Deposit Insurance Corporation Improvement Act of 1991.

To manage and minimize its operating risk, the Company has in place transactional documentation requirements, systems and procedures to monitor transactions and positions, regulatory compliance reviews, and periodic reviews by the Company’s internal audit and credit examination departments. In addition, reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we maintain contingency plans and systems for operations support in the event of natural or other disasters. Efforts are continually underway to improve the Company’s oversight of operational risk, including enhancement of risk-control self assessments and of antifraud measures reporting to the Enterprise Risk Management Committee and the Board. We also mitigate operational risk through the purchase of insurance, including errors and omissions and professional liability insurance.

CAPITAL MANAGEMENT

We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.

Note 7 of the Notes to Consolidated Financial Statements discusses the Company’s debt and equity transactions during the first three months of 2011.

Total controlling interest shareholders’ equity at March 31, 2011 was $6,745.9 million compared to $6,648.3 million at December 31, 2010, and $5,842.2 million at March 31, 2010. The increase in total controlling interest shareholders’ equity from December 31, 2010 is primarily due to $85.8 million of subordinated debt converting into preferred stock, $52.8 million of net income applicable to controlling interest, and $25.0 million from the issuance of common stock partially offset by $35.8 million of unrealized losses on investment securities and derivative instruments recorded in other comprehensive income and $34.6 million of dividends paid on preferred and common stock.

Unrealized losses on securities of $27.8 million recognized in other comprehensive income during the first quarter of 2011 resulted primarily from incorporating additional trading prices into our valuation models for senior tranches of our bank and insurance TruPS CDO securities. During the quarter the level of trades on certain of the original AAA-rated securities increased to the point where they received more weight in our valuation models. We do not believe further near-term increases in trading volumes in these senior tranches, if any, will result in another significant decline in unrealized securities values.

ZIONS BANCORPORATION AND SUBSIDIARIES

Conversions of convertible subordinated debt into preferred stock have augmented the Company’s capital position and reduced future refinancing needs. From the original modification in June 2009 through March 31, 2011, $492 million of debt has been extinguished and $575 million of preferred capital has been added. The following schedule shows the effect the conversions had on Tier 1 capital and outstanding convertible subordinated debt during 2010 and during the first quarter of 2011.

Additionally, on April 19, 2011, the Company filed a Form 8-K disclosing that holders of convertible subordinated notes elected to convert a combined $138.5 million principal amount of these notes into the Company’s preferred stock. The Company expects an additional 138,269 shares of Series C and 200 shares of Series A preferred stock will be issued on May 16, 2011, unless the elections are revoked prior to that date. Also $23.1 million of the original beneficial conversion feature will be reclassified into preferred stock from common stock as a result of this conversion. The expected pretax accelerated discount amortization attributable to the conversions is approximately $61.4 million in the second quarter of 2011, which compares to $41.0 million in the first quarter of 2011 and $73.3 million in the fourth quarter of 2010.

	Three Months Ended
	Pro Forma
(In millions)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Preferred equity
Convertible subordinated debt converted to preferred stock	$138,469	$85,849	$151,034	$54,259	$116,624	$21,034
Beneficial conversion feature reclassified from common to preferred stock	23,139	14,605	24,991	9,231	19,034	3,578

Change in preferred equity	161,608	100,454	176,025	63,490	135,658	24,612
Common equity
Accelerated convertible subordinated debt amortization, net of tax	(50,037)	(33,322)	(59,887)	(22,322)	(58,662)	(6,905)
Beneficial conversion feature reclassified from common to preferred stock	(23,139)	(14,605)	(24,991)	(9,231)	(19,034)	(3,578)

Change in common equity	(73,176)	(47,927)	(84,878)	(31,553)	(77,696)	(10,483)

Net impact on Tier 1 capital	$88,432	$52,527	$91,147	$31,937	$57,962	$14,129

Convertible subordinated debt outstanding	$579,156	$717,625	$803,474	$954,509	$1,008,768	$1,125,392

The Company’s $25.0 million net proceeds from the issuance of common stock and the $52.8 million of net income applicable to controlling interest during the quarter more than offset the $47.9 million decrease in common equity resulting from the debt conversions.

The Company paid $1.8 million in dividends on common stock during the first quarter of 2011.This is unchanged from the rate paid since the third quarter of 2009. Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury.

The Company recorded preferred stock dividends of $38.1 million and $26.3 million during the first three months of 2011 and 2010, respectively. Preferred dividends for the first three months of 2011 and 2010 include $22.8 million and $22.4 million, respectively, related to the TARP preferred stock issued to the U.S. Department of the Treasury, consisting of cash payments of $17.5 million in both the first quarters of 2011

ZIONS BANCORPORATION AND SUBSIDIARIES

and 2010 and accretion of $5.3 million and $4.9 million in the first quarters of 2011 and 2010, respectively, for the difference between the fair value and par amount of the TARP preferred stock when issued.

Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of March 31, 2011, the Company’s capital ratios were as follows:

CAPITAL RATIOS

	March 31, 2011	December 31, 2010	March 31, 2010

Tangible common equity ratio	7.01%	6.99%	6.30%
Tangible equity ratio	11.36%	11.10%	9.36%
Average equity to average assets (three months ended)	13.25%	12.80%	11.16%

Risk-based capital ratios:
Tier 1 common to risk-weighted assets	9.32%	8.95%	7.14%
Tier 1 leverage	13.14%	12.56%	10.77%
Tier 1 risk-based capital	15.46%	14.78%	11.19%
Total risk-based capital	17.77%	17.15%	13.93%

The Company expects that it (and the banking industry as a whole) will be required by market forces and/or regulation, including new standards (“Basel III”) promulgated in December 2010 by the Basel Committee on Banking Supervision, to operate with higher capital ratios than in the past. In addition, the CPP capital preferred dividend is scheduled to increase from 5% to 9% in 2013, making it more expensive as a source of capital if not redeemed at or prior to that time. Thus, in addition to maintaining higher levels of capital, the Company’s capital structure may continue to be subject to greater variation over the next few years than has been true historically, due to the still highly uncertain economic and regulatory environments. Therefore, in 2011, continuing to preserve and augment capital in response to these uncertainties and in preparation for the eventual repayment of TARP CPP preferred stock are likely to take precedence over making capital investments to expand the business, or returning capital to shareholders in the form of higher dividends or share repurchases.

At March 31, 2011, regulatory Tier 1 risk-based capital and total risk-based capital were $6,576 million and $7,558 million compared to $6,350 million and $7,364 million at December 31, 2010, and $5,467 million and $6,802 million at March 31, 2010, respectively.

GAAP to NON-GAAP RECONCILIATIONS

1. Tier 1 common equity

Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. Regulators have begun supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. The Tier 1 common equity ratio is the core capital component of the Basel III standards, and we believe that it increasingly is becoming a key ratio considered by regulators, investors and analysts. Because Tier 1 common equity is not formally defined by generally accepted accounting principles (“GAAP”) or codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure and other entities may calculate them differently than the Company’s disclosed calculations. Since banking regulators, investors and analysts may assess the Company’s capital

ZIONS BANCORPORATION AND SUBSIDIARIES

adequacy using Tier 1 common equity, we believe that it is useful to provide them the ability to assess the Company’s capital adequacy on this same basis.

Tier 1 common equity is often expressed as a percentage of risk-weighted assets. Under the current risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad “Basel I” risk categories for banks, like our banking subsidiaries, that have not adopted the Basel II “Advanced Measurement Approach.” The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at Tier 1 common equity. Tier 1 common equity is also divided by the risk-weighted assets to determine the Tier 1 common equity ratio. The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.

The schedule below provides a reconciliation of controlling interest shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) using current U.S. regulatory treatment and not proposed Basel III calculations.

TIER 1 COMMON EQUITY (NON-GAAP)

(Amounts in millions)	March 31, 2011	December 31, 2010	March 31, 2010

Controlling interest shareholders’ equity (GAAP)	$6,746	$6,648	$5,842
Accumulated other comprehensive loss (income)	499	461	428
Nonqualifying goodwill and intangibles	(1,097)	(1,103)	(1,122)
Disallowed deferred tax assets	(18)	(106)	(129)
Other regulatory adjustments	(2)	2	–
Qualifying trust preferred securities	448	448	448

Tier 1 capital (regulatory)	6,576	6,350	5,467
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(2,162)	(2,057)	(1,532)

Tier 1 common equity (non-GAAP)	$3,966	$3,845	$3,487

Risk-weighted assets (regulatory)	$42,535	$42,950	$48,845
Tier 1 common to risk-weighted assets (non-GAAP)	9.32%	8.95%	7.14%

2. Core net interest margin

This Form 10-Q presents a “core net interest margin” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt; (2) accelerated discount amortization on convertible subordinated debt which has been converted; and (3) additional accretion of interest income on acquired loans based on increased projected cash flows.

The schedule below provides a reconciliation of net interest margin (GAAP) to core net interest margin (non-GAAP).

ZIONS BANCORPORATION AND SUBSIDIARIES

CORE NET INTEREST MARGIN (NON-GAAP)

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010

Net interest margin as reported (GAAP)	3.76%	3.49%	4.03%
Addback for the impact on net interest margin of:
Discount amortization on convertible subordinated debt	0.11%	0.12%	0.13%
Accelerated discount amortization on convertible subordinated debt	0.36%	0.62%	0.10%
Additional accretion of interest income on acquired loans	-0.17%	-0.16%	–

Core net interest margin (non-GAAP)	4.06%	4.07%	4.26%

3. Income (loss) before income taxes and subordinated debt conversions

This Form 10-Q presents “income (loss) before income taxes and subordinated debt conversions” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt and (2) accelerated discount amortization on convertible subordinated debt which has been converted.

The schedule on page 48 provides a reconciliation of income (loss) before income taxes (GAAP) to income (loss) before income taxes and subordinated debt conversions (non-GAAP).

4. Total shareholders’ equity to tangible equity and tangible common equity

This Form 10-Q presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock and noncontrolling interests for tangible common equity.

The following schedule provides a reconciliation of total shareholders’ equity (GAAP) to both tangible equity (non-GAAP) and tangible common equity (non-GAAP).

TANGIBLE EQUITY (NON-GAAP) AND

TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	March 31, 2011	December 31, 2010	March 31, 2010

Total shareholders’ equity (GAAP)	$6,745	$6,647	$5,857
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(82)	(88)	(107)

Tangible equity (non-GAAP) (a)	5,648	5,544	4,735
Preferred stock	(2,162)	(2,057)	(1,532)
Noncontrolling interests	1	1	(15)

Tangible common equity (non-GAAP) (b)	$3,487	$3,488	$3,188

Total assets (GAAP)	$50,808	$51,035	$51,713
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(82)	(88)	(107)

Tangible assets (non-GAAP) (c)	$49,711	$49,932	$50,591

Tangible equity ratio (a/c)	11.36%	11.10%	9.36%
Tangible common equity ratio (b/c)	7.01%	6.99%	6.30%

ZIONS BANCORPORATION AND SUBSIDIARIES

For items 2, 3 and 4, the identified adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are included where applicable in financial results or in the balance sheet presented in accordance with GAAP. We consider these adjustments to be relevant to ongoing operating results and financial position.

We believe that excluding the amounts associated with these adjustments to present the non-GAAP financial measures provides a meaningful base for period-to-period and company-to-company comparisons, which will assist investors and analysts in analyzing the operating results or financial position of the Company and in predicting future performance. These non-GAAP financial measures are used by management and the Board of Directors to assess the performance of the Company’s business or its financial position for evaluating bank reporting segment performance, for presentations of Company performance to investors, and for other reasons as may be requested by investors and analysts. We further believe that presenting these non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that applied by management and the Board of Directors.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Offer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Offer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2011.

PART II. OTHER	INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

The Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s 2010 Annual Report on Form 10-K; however, this filing contains updated disclosures related to significant risk factors discussed in “Investment Securities Portfolio,” “Credit Risk Management,” “Market Risk – Fixed Income,” and “Liquidity Risk Management.”

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the first quarter of 2011:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

January	16,552	$24.39	–	$–
February	16,447	24.30	–	–
March	288	22.84	–	–

First quarter	33,287	24.33	–

[1]

Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock and settlement of restricted stock units under the “withholding shares” provision of an employee share-based compensation plan.

ITEM 6.	EXHIBITS

a) Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 1, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 3, 2010.	*

3.12	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 14, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 15, 2010.	*

3.13	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2011, December 31, 2010, and March 31, 2010, (ii) the Consolidated Statements of Income for the three months ended March 31, 2011 and March 31, 2010 (iii) the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2011 and March 31, 2010, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text (furnished herewith).

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

Date: May 10, 2011