Form 10-Q
period 2011-06-30
ZIONS BANCORPORATION /UT/
filed 2011-08-09
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 29, 2011	184,304,666 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2011	December 31, 2010	June 30, 2010
	(Unaudited)		(Unaudited)

ASSETS
Cash and due from banks	$1,035,028	$924,126	$1,068,755
Money market investments:
Interest-bearing deposits	4,924,992	4,576,008	4,861,871
Federal funds sold and security resell agreements	123,132	130,305	103,674
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $762,998, $788,354, and $802,370)	829,702	840,642	852,606
Available-for-sale, at fair value	4,084,963	4,205,742	3,416,448
Trading account, at fair value	51,152	48,667	85,707

	4,965,817	5,095,051	4,354,761

Loans held for sale	158,943	206,286	189,376

Loans:
Loans and leases excluding FDIC-supported loans	36,092,361	35,896,395	36,920,355
FDIC-supported loans	853,937	971,377	1,208,362

	36,946,298	36,867,772	38,128,717

Less:
Unearned income and fees, net of related costs	122,721	120,341	125,779
Allowance for loan losses	1,237,733	1,440,341	1,563,753

Loans and leases, net of allowance	35,585,844	35,307,090	36,439,185

Other noninterest-bearing investments	858,678	858,367	866,970
Premises and equipment, net	722,600	720,985	705,372
Goodwill	1,015,161	1,015,161	1,015,161
Core deposit and other intangibles	77,346	87,898	100,425
Other real estate owned	238,990	299,577	413,336
Other assets	1,654,883	1,814,032	2,028,409

	$51,361,414	$51,034,886	$52,147,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$14,475,383	$13,653,929	$14,071,456
Interest-bearing:
Savings and NOW	6,555,306	6,362,138	6,030,986
Money market	14,948,065	15,090,833	15,562,664
Time under $100,000	1,782,573	1,941,211	2,155,366
Time $100,000 and over	1,992,836	2,232,238	2,509,479
Foreign	1,437,067	1,654,651	1,683,925

	41,191,230	40,935,000	42,013,876

Securities sold, not yet purchased	42,709	42,548	81,511
Federal funds purchased and security repurchase agreements	630,058	722,258	892,025
Other short-term borrowings	147,945	166,394	218,589
Long-term debt	1,879,669	1,942,622	1,934,410
Reserve for unfunded lending commitments	100,264	111,708	96,795
Other liabilities	456,448	467,142	488,987

Total liabilities	44,448,323	44,387,672	45,726,193

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	2,329,370	2,056,672	1,806,877
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 184,311,290, 182,784,086, and 173,331,281 shares	4,158,369	4,163,619	3,964,140
Retained earnings	931,345	889,284	1,083,845
Accumulated other comprehensive income (loss)	(504,491)	(461,296)	(433,020)

Controlling interest shareholders’ equity	6,914,593	6,648,279	6,421,842
Noncontrolling interests	(1,502)	(1,065)	(740)

Total shareholders’ equity	6,913,091	6,647,214	6,421,102

	$51,361,414	$51,034,886	$52,147,295

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$523,741	$547,662	$1,041,898	$1,095,298
Interest on money market investments	3,199	2,601	6,042	4,040
Interest on securities:
Held-to-maturity	9,009	11,300	17,673	19,193
Available-for-sale	22,179	21,518	44,455	44,210
Trading account	538	657	990	1,132

Total interest income	558,666	583,738	1,111,058	1,163,873

Interest expense:
Interest on deposits	34,257	52,753	70,741	108,829
Interest on short-term borrowings	1,783	3,486	3,963	6,553
Interest on long-term debt	106,454	114,153	196,326	179,845

Total interest expense	142,494	170,392	271,030	295,227

Net interest income	416,172	413,346	840,028	868,646
Provision for loan losses	1,330	228,663	61,330	494,228

Net interest income after provision for loan losses	414,842	184,683	778,698	374,418

Noninterest income:
Service charges and fees on deposit accounts	42,878	51,909	87,408	103,517
Other service charges, commissions and fees	43,958	43,395	85,643	82,437
Trust and wealth management income	7,179	7,021	13,933	14,630
Capital markets and foreign exchange	8,358	10,733	15,572	19,272
Dividends and other investment income	17,239	8,879	25,267	16,579
Loan sales and servicing income	9,836	5,617	15,849	12,049
Fair value and nonhedge derivative income (loss)	4,195	(1,552)	5,415	636
Equity securities losses, net	(1,636)	(1,500)	(739)	(4,665)
Fixed income securities gains (losses), net	(2,396)	530	(2,455)	1,786
Impairment losses on investment securities:
Impairment losses on investment securities	(6,339)	(19,557)	(9,444)	(68,127)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	1,181	1,497	1,181	18,804

Net impairment losses on investment securities	(5,158)	(18,060)	(8,263)	(49,323)
Gain on subordinated debt exchange	–	–	–	14,471
Other	3,896	2,441	24,862	5,634

Total noninterest income	128,349	109,413	262,492	217,023

Noninterest expense:
Salaries and employee benefits	222,138	205,776	437,148	410,109
Occupancy, net	27,588	27,822	55,598	56,310
Furniture and equipment	26,153	25,703	51,815	50,699
Other real estate expense	17,903	42,444	42,070	75,092
Credit related expense	17,124	17,658	32,037	34,483
Provision for unfunded lending commitments	(1,904)	483	(11,444)	(19,650)
Legal and professional services	8,432	8,887	15,121	18,863
Advertising	5,962	5,772	12,873	12,146
FDIC premiums	15,232	26,438	39,333	50,648
Amortization of core deposit and other intangibles	4,855	6,414	10,556	12,991
Other	72,773	62,958	139,524	117,790

Total noninterest expense	416,256	430,355	824,631	819,481

Income (loss) before income taxes	126,935	(136,259)	216,559	(228,040)
Income taxes (benefit)	54,325	(22,898)	91,358	(51,542)

Net income (loss)	72,610	(113,361)	125,201	(176,498)
Net income (loss) applicable to noncontrolling interests	(265)	(368)	(491)	(3,295)

Net income (loss) applicable to controlling interest	72,875	(112,993)	125,692	(173,203)
Preferred stock dividends	(43,837)	(25,342)	(81,887)	(51,653)
Preferred stock redemption	–	3,107	–	3,107

Net earnings (loss) applicable to common shareholders	$29,038	$(135,228)	$43,805	$(221,749)

Weighted average common shares outstanding during the period:
Basic shares	182,472	161,810	182,092	156,471
Diluted shares	182,728	161,810	182,365	156,471

Net earnings (loss) per common share:
Basic	$0.16	$(0.84)	$0.24	$(1.42)
Diluted	0.16	(0.84)	0.24	(1.42)

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2010	$2,056,672	182,784,086	$4,163,619	$889,284	$(461,296)	$(1,065)	$6,647,214
Comprehensive income:
Net gain (loss) for the period				125,692		(491)	125,201
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments					(36,060)
Reclassification for net losses on investments included in earnings					6,590
Noncredit-related impairment losses on securities not expected to be sold					(729)
Accretion of securities with noncredit-related impairment losses not expected to be sold					99
Net unrealized losses on derivative instruments					(13,095)

Other comprehensive loss					(43,195)		(43,195)

Total comprehensive income							82,006
Subordinated debt converted to preferred stock	262,062		(37,744)				224,318
Issuance of common stock		1,067,540	25,048				25,048
Net activity under employee plans and related tax benefits		459,664	7,446				7,446
Dividends on preferred stock	10,636			(81,887)			(71,251)
Dividends on common stock, $0.02 per share				(3,653)			(3,653)
Change in deferred compensation				1,909			1,909
Other changes in noncontrolling interests						54	54

Balance at June 30, 2011	$2,329,370	184,311,290	$4,158,369	$931,345	$(504,491)	$(1,502)	$6,913,091

Balance at December 31, 2009	$1,502,784	150,425,070	$3,318,417	$1,308,356	$(436,899)	$17,599	$5,710,257
Comprehensive loss:
Net loss for the period				(173,203)		(3,295)	(176,498)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains on investments					4,880
Reclassification for net losses on investments included in earnings					29,341
Noncredit-related impairment losses on securities not expected to be sold					(11,612)
Accretion of securities with noncredit-related impairment losses not expected to be sold					70
Net unrealized losses on derivative instruments					(18,737)
Pension and postretirement					(63)

Other comprehensive income					3,879		3,879

Total comprehensive loss							(172,619)
Subordinated debt converted to preferred stock	160,270		(22,612)				137,658
Issuance of preferred stock	142,500		(3,830)				138,670
Preferred stock exchanged for common stock	(8,615)	224,903	5,508	3,107			–
Issuance of common stock warrants			179,020				179,020
Subordinated debt exchanged for common stock		2,165,391	46,902				46,902
Issuance of common stock		20,037,657	432,900				432,900
Net activity under employee plans and related tax benefits		478,260	7,835				7,835
Dividends on preferred stock	9,938			(51,653)			(41,715)
Dividends on common stock, $0.02 per share				(3,146)			(3,146)
Change in deferred compensation				384			384
Other changes in noncontrolling interests						(15,044)	(15,044)

Balance at June 30, 2010	$1,806,877	173,331,281	$3,964,140	$1,083,845	$(433,020)	$(740)	$6,421,102

Total comprehensive income (loss) for the three months ended June 30, 2011 and 2010 was $67,282 and $(118,240), respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$72,610	$(113,361)	$125,201	$(176,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net impairment losses on investment securities	5,158	18,060	8,263	49,323
Gain on subordinated debt exchange	–	–	–	(14,471)
Provision for credit losses	(574)	229,146	49,886	474,578
Depreciation and amortization	105,790	96,262	195,596	142,516
Deferred income tax expense (benefit)	33,913	(15,795)	87,703	(51,958)
Net decrease (increase) in trading securities	5,397	(35,009)	(2,485)	(62,164)
Net decrease (increase) in loans held for sale	41,041	(14,242)	69,512	10,739
Net write-down of and losses from sales of other real estate owned	14,363	38,146	34,113	65,258
Change in other liabilities	29,928	1,920	(6,896)	338,695
Change in other assets	41,334	(112,227)	59,488	(8,854)
Other, net	(2,734)	(4,887)	(4,934)	(8,607)

Net cash provided by operating activities	346,226	88,013	615,447	758,557

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in short-term investments	(291,604)	(1,437,786)	(341,811)	(4,234,040)
Proceeds from maturities and paydowns of investment securities held-to-maturity	12,923	58,055	42,031	84,706
Purchases of investment securities held-to-maturity	(21,316)	(7,502)	(26,809)	(30,386)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	277,419	152,406	579,669	562,167
Purchases of investment securities available-for-sale	(238,577)	(139,336)	(518,463)	(335,884)
Proceeds from sales of loans and leases	16,182	57,197	17,264	92,360
Net loan and lease collections (originations)	(492,134)	500,702	(536,945)	1,289,579
Proceeds from surrender of bank-owned life insurance contracts	–	175,632	–	175,632
Net decrease (increase) in other noninterest-bearing investments	5,522	(3,059)	10,318	13,554
Net purchases of premises and equipment	(19,295)	(17,038)	(39,480)	(32,587)
Proceeds from sales of other real estate owned	95,036	131,896	186,877	237,877

Net cash used in investing activities	(655,844)	(528,833)	(627,349)	(2,177,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	598,817	(81,816)	256,275	175,605
Net change in short-term funds borrowed	(190,675)	11,998	(110,583)	241,422
Proceeds from issuance of long-term debt	30,250	22,768	30,250	62,466
Repayments of long-term debt	(175)	(65,293)	(331)	(65,436)
Proceeds from the issuance of preferred stock, common stock, and common stock warrants	195	600,814	25,407	750,722
Dividends paid on common and preferred stock	(40,303)	(21,979)	(74,904)	(44,861)
Other, net	(2,603)	(2,308)	(3,310)	(2,887)

Net cash provided by financing activities	395,506	464,184	122,804	1,117,031

Net increase (decrease) in cash and due from banks	85,888	23,364	110,902	(301,434)
Cash and due from banks at beginning of period	949,140	1,045,391	924,126	1,370,189

Cash and due from banks at end of period	$1,035,028	$1,068,755	$1,035,028	$1,068,755

Cash paid for interest	$51,039	$89,653	$142,320	$192,325
Net cash paid (refund received) for income taxes	536	28,181	428	(324,572)

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2011

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. References to GAAP as promulgated by the Financial Accounting Standards Board (“FASB”) are made according to sections of the Accounting Standards Codification (“ASC”) and to Accounting Standards Updates (“ASU”). Certain prior period amounts have been reclassified to conform to the current period presentation.

Operating results for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2010 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

2.	CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This new accounting guidance under ASC 220, Comprehensive Income, provides more convergence to International Financial Reporting Standards (“IFRS”) and no longer allows presentation of other comprehensive income (“OCI”) in the statement of changes in shareholders’ equity. Companies may present OCI in a continuous statement of comprehensive income or in a separate statement consecutive to the statement of income. For public entities, the new guidance is effective on a retrospective basis for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact this new guidance will have on the disclosures in the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This new accounting guidance under ASC 820, Fair Value Measurement, also provides more convergence to IFRS and amends fair value measurement and disclosure guidance. Among other things, new disclosures will be required for qualitative information and sensitivity analysis regarding Level 3 measurements. For public entities, the new guidance is effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact this new guidance will have on the disclosures in the Company’s financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The primary feature of this new accounting guidance under ASC 860, Transfers and Servicing, relates to the criteria that determine whether a sale or a secured borrowing occurred based on the transferor’s maintenance of effective control over the transferred financial assets. The new guidance focuses on the transferor’s contractual rights and obligations with respect to the transferred financial assets and not on the transferor’s ability to perform under those rights and obligations. Accordingly, the collateral maintenance requirement is eliminated by ASU 2011-3 from the assessment of effective control. The new guidance will take effect prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. Management is currently evaluating the impact this new guidance may have on the Company’s financial statements.

Additional recent accounting pronouncements are discussed where applicable in the Notes to Consolidated Financial Statements.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities are summarized as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Loans transferred to other real estate owned	$85,129	$179,667	$174,658	$340,692
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	23,139	19,034	37,744	22,612
Subordinated debt exchanged for common stock	–	–	–	46,902
Subordinated debt converted to preferred stock	134,468	116,624	224,318	137,658

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2011
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$567,354	$–	$–	$567,354	$9,545	$2,204	$574,695
Asset-backed securities:
Trust preferred securities – banks and insurance	263,622	–	23,749	239,873	320	67,183	173,010
Other	26,145	–	3,770	22,375	466	7,648	15,193
Other debt securities	100	–	–	100	–	–	100

	$857,221	$–	$27,519	$829,702	$10,331	$77,035	$762,998

Available-for-sale
U.S. Treasury securities	$705,586	$473	$–	$706,059			$706,059
U.S. Government agencies and corporations:
Agency securities	176,823	6,642	119	183,346			183,346
Agency guaranteed mortgage-backed securities	598,401	16,149	256	614,294			614,294
Small Business Administration loan-backed securities	1,020,849	6,658	10,135	1,017,372			1,017,372
Municipal securities	135,819	2,829	474	138,174			138,174
Asset-backed securities:
Trust preferred securities – banks and insurance	1,860,088	13,397	774,996	1,098,489			1,098,489
Trust preferred securities – real estate investment trusts	40,260	–	21,129	19,131			19,131
Auction rate securities	92,103	445	1,444	91,104			91,104
Other	69,926	1,232	17,684	53,474			53,474

	4,699,855	47,825	826,237	3,921,443			3,921,443
Mutual funds and stock	163,414	106	–	163,520			163,520

	$4,863,269	$47,931	$826,237	$4,084,963			$4,084,963

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2010
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$588,079	$–	$–	$588,079	$9,411	$2,733	$594,757
Asset-backed securities:
Trust preferred securities – banks and insurance	264,704	–	25,412	239,292	247	49,729	189,810
Other	29,595	–	4,460	25,135	635	8,067	17,703
Other debt securities	100	–	–	100	–	–	100

	$882,478	$–	$29,872	$852,606	$10,293	$60,529	$802,370

Available-for-sale
U.S. Treasury securities	$38,682	$351	$2	$39,031			$39,031
U.S. Government agencies and corporations:
Agency securities	221,598	6,688	100	228,186			228,186
Agency guaranteed mortgage-backed securities	348,294	14,095	31	362,358			362,358
Small Business Administration loan-backed securities	807,167	4,319	12,110	799,376			799,376
Municipal securities	220,409	4,448	435	224,422			224,422
Asset-backed securities:
Trust preferred securities – banks and insurance	1,976,889	59,637	723,442	1,313,084			1,313,084
Trust preferred securities – real estate investment trusts	52,590	–	29,097	23,493			23,493
Auction rate securities	156,450	1,030	402	157,078			157,078
Other	110,369	1,332	26,865	84,836			84,836

	3,932,448	91,900	792,484	3,231,864			3,231,864
Other securities:
Mutual funds and stock	184,467	117	–	184,584			184,584

	$4,116,915	$92,017	$792,484	$3,416,448			$3,416,448

[1]	The gross unrealized losses recognized in OCI on held-to-maturity (“HTM”) securities primarily resulted from a transfer of available-for-sale (“AFS”) securities to HTM in 2008.

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of June 30, 2011 by expected maturity distribution for structured asset-backed security collateralized debt obligations (“ABS CDOs”) and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$52,731	$53,321	$1,046,949	$1,039,966
Due after one year through five years	225,208	222,660	976,937	934,725
Due after five years through ten years	167,983	157,162	759,044	669,828
Due after ten years	411,299	329,855	1,916,925	1,276,924

	$857,221	$762,998	$4,699,855	$3,921,443

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$196	$9,756	$2,008	$23,628	$2,204	$33,384
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	90,932	173,010	90,932	173,010
Other	–	–	11,418	15,193	11,418	15,193

	$196	$9,756	$104,358	$211,831	$104,554	$221,587

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$95	$10,176	$24	$936	$119	$11,112
Agency guaranteed mortgage-backed securities	256	69,019	–	–	256	69,019
Small Business Administration loan-backed securities	5,362	406,522	4,773	218,718	10,135	625,240
Municipal securities	367	14,040	107	2,561	474	16,601
Asset-backed securities:
Trust preferred securities – banks and insurance	4,801	70,453	770,195	838,552	774,996	909,005
Trust preferred securities – real estate investment trusts	–	–	21,129	19,131	21,129	19,131
Auction rate securities	1,444	53,786	–	–	1,444	53,786
Other	12	25,065	17,672	20,368	17,684	45,433

	$12,337	$649,061	$813,900	$1,100,266	$826,237	$1,749,327

	June 30, 2010
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$56	$11,439	$2,677	$30,070	$2,733	$41,509
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	75,141	189,810	75,141	189,810
Other	–	–	12,527	17,704	12,527	17,704

	$56	$11,439	$90,345	$237,584	$90,401	$249,023

Available-for-sale
U.S. Treasury securities	$2	$25,994	$–	$–	$2	$25,994
U.S. Government agencies and corporations:
Agency securities	61	8,425	39	1,544	100	9,969
Agency guaranteed mortgage-backed securities	24	5,177	7	932	31	6,109
Small Business Administration loan-backed securities	1,849	84,692	10,261	438,242	12,110	522,934
Municipal securities	414	13,839	21	1,150	435	14,989
Asset-backed securities:
Trust preferred securities – banks and insurance	1,085	13,923	722,357	905,642	723,442	919,565
Trust preferred securities – real estate investment trusts	–	–	29,097	23,493	29,097	23,493
Auction rate securities	155	10,314	247	18,030	402	28,344
Other	735	2,739	26,130	69,121	26,865	71,860

	$4,325	$165,103	$788,159	$1,458,154	$792,484	$1,623,257

At June 30, 2011 and 2010, respectively, 58 and 86 HTM and 526 and 562 AFS investment securities were in an unrealized loss position.

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

Our 2010 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation for those security types that have significant gross unrealized losses at June 30, 2011:

Municipal securities

The HTM securities are purchased directly from the municipalities and are generally not rated by a credit rating agency. The AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair value changes of these securities are largely driven by interest rates. We perform credit quality reviews on these securities at each reporting period. Because the decline in fair value is not attributable to credit quality, no OTTI was recorded for these securities at June 30, 2011.

Asset-backed securities

Trust preferred securities – banks and insurance: These CDO securities are interests in variable rate pools of trust preferred securities related to banks and insurance companies (“collateral issuers”). They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”), which are rating agencies registered with the Securities and Exchange Commission (“SEC”). They were purchased generally at par. The primary drivers that have given rise to the unrealized losses on CDOs with bank collateral are listed below:

i.	Market yield requirements for bank CDO securities remain very high. The credit crisis resulted in significant utilization of both the unique five-year deferral option each collateral issuer maintains during the life of the CDO and the ability of junior bonds to defer the payment of current interest. The resulting increase in the rate of return demanded by the market for trust preferred CDOs remains dramatically higher than the effective interest rates. All structured product fair values, including bank CDOs, deteriorated significantly during the credit crisis, generally reaching a low in mid-2009. Prices for some structured products, other than bank CDOs, have since rebounded as the crucial unknowns related to value became resolved and as trading increased in these securities. Unlike these other structured products, CDO tranches backed by bank trust preferred securities continue to have unresolved questions surrounding collateral behavior, specifically including, but not limited to, the future number, size and timing of bank failures, and of allowed deferrals and subsequent resumption of payment of contractual interest.

ii.

Structural features of the collateral make these CDO tranches difficult for market participants to model. The first feature unique to bank CDOs is the interest deferral feature previously discussed. During the credit crisis starting in 2008, certain banks within our CDO pools have exercised this prerogative. The extent to which these deferrals either transition to default or alternatively come current prior to the five-year deadline is extremely difficult for market participants to assess. Our

ZIONS BANCORPORATION AND SUBSIDIARIES

CDO pools include banks which first exercised this deferral option in the second quarter of 2008. A few of these banks have already come current after a period of deferral, while others are still deferring but remain within the allowed deferral period.

A second structural feature that is difficult to model is the payment in kind (“PIK”) feature which provides that upon reaching certain levels of collateral default or deferral, certain junior CDO tranches will not receive current interest but will instead have the interest amount that is unpaid be capitalized or deferred. The cash flow that would otherwise be paid to the junior CDO securities and the income notes is instead used to pay down the principal balance of the most senior CDO securities. If the current market yield required by market participants equaled the effective interest rate of a security, a market participant should be indifferent between receiving current interest and capitalizing and compounding interest for later payment. However, given the difference between current market rates and effective interest rates of the securities, market participants are not indifferent. The delay in payment caused by PIKing results in lower security fair values even if PIKing is projected to be fully cured. This feature is difficult to model and assess. It increases the risk premium the market applies to these securities.

iii.	Ratings are generally below-investment-grade for even some of the most senior tranches. Rating agency opinions can vary significantly on a CDO tranche. The presence of a below-investment-grade rating by even a single rating agency will severely limit the pool of buyers, which causes greater illiquidity and therefore most likely a higher implicit discount rate/lower price with regard to that CDO tranche.

iv.	There is a lack of consistent disclosure by each CDO’s trustee of the identity of collateral issuers; in addition, complex structures make projecting tranche return profiles difficult for non-specialists in the product.

v.	At purchase, the expectation of cash flow variability was limited. As a result of the credit crisis, we have seen extreme variability of collateral performance both compared to expectations and between different pools.

Our ongoing review of these securities in accordance with the previous discussion determined that OTTI should be recorded at June 30, 2011.

Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit, collateral deterioration, widening of credit spreads for ABS securities, and general illiquidity in the CDO market. Based on our review, no OTTI was recorded for these securities at June 30, 2011.

Other asset-backed securities: Most of these CDO securities were purchased in 2009 from Lockhart Funding LLC at their carrying values and were then adjusted to fair value. Certain of these CDOs consist of ABS CDOs (also known as diversified structured finance CDOs). Unrealized losses since acquisition were caused mainly by deterioration in collateral quality, widening of credit spreads for asset backed securities, and ratings downgrades of the underlying residential mortgage-backed securities (“RMBS”) collateral. Our ongoing review of these securities in accordance with the previous discussion determined that OTTI should be recorded at June 30, 2011.

ZIONS BANCORPORATION AND SUBSIDIARIES

U.S. Government agencies and corporations

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, no OTTI was recorded for these securities at June 30, 2011.

The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings:

(In thousands)	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(5,357)	$(312,353)	$(317,710)	$(5,357)	$(335,682)	$(341,039)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized [1]	–	–	–	–	–	–
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	–	(5,158)	(5,158)	–	(8,263)	(8,263)

Subtotal of amounts recognized in earnings	–	(5,158)	(5,158)	–	(8,263)	(8,263)
Reductions for securities sold during the period		27,302	27,302		53,736	53,736

Balance of credit-related OTTI at end of period	$(5,357)	$(290,209)	$(295,566)	$(5,357)	$(290,209)	$(295,566)

(In thousands)	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(5,218)	$(300,502)	$(305,720)	$(5,206)	$(269,251)	$(274,457)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized [1]	–	–	–	–	(866)	(866)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	(139)	(17,921)	(18,060)	(151)	(48,306)	(48,457)

Subtotal of amounts recognized in earnings	(139)	(17,921)	(18,060)	(151)	(49,172)	(49,323)
Reductions for securities sold during the period			–			–

Balance of credit-related OTTI at end of period	$(5,357)	$(318,423)	$(323,780)	$(5,357)	$(318,423)	$(323,780)

[1]	Relates to securities not previously impaired.
[2]	Relates to additional impairment on securities previously impaired.

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

The amounts of noncredit-related OTTI recognized in OCI that are included in the statements of income related to AFS securities for all periods presented.

During the three and six months ended June 30, nontaxable interest income on securities was $5.4 million and $11.2 million in 2011, and $6.9 million and $14.0 million in 2010, respectively.

The following summarizes gains and losses, including OTTI, that were recognized in the statement of

ZIONS BANCORPORATION AND SUBSIDIARIES

income:

	Three Months Ended				Six Months Ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$71	$–	$–	$139	$117	$–	$–	$151
Available-for-sale	4,063	11,688	530	17,921	7,582	18,417	1,814	49,200

Other noninterest-bearing investments:
Nonmarketable equity securities	–	1,636	2,002	3,504	1,067	1,636	4,074	8,741
Other	–	–	2	–	1	171	2	–

	4,134	13,324	2,534	21,564	8,767	20,224	5,890	58,092

Net losses		$(9,190)		$(19,030)		$(11,457)		$(52,202)

Statement of income information:
Net impairment losses on investment securities		$(5,158)		$(18,060)		$(8,263)		$(49,323)
Equity securities losses, net		(1,636)		(1,500)		(739)		(4,665)
Fixed income securities gains (losses), net		(2,396)		530		(2,455)		1,786

Net losses		$(9,190)		$(19,030)		$(11,457)		$(52,202)

Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Securities with a carrying value of $1.4 billion and $1.7 billion at June 30, 2011 and 2010, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Loans and Loans Held for Sale

Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Loans held for sale	$158,943	$206,286	$189,376

Commercial:
Commercial and industrial	9,573,444	9,167,001	9,149,305
Leasing	405,532	410,174	441,424
Owner occupied	8,426,563	8,217,363	8,334,169
Municipal	449,414	438,985	321,105

Total commercial	18,854,953	18,233,523	18,246,003

Commercial real estate:
Construction and land development	2,757,589	3,499,103	4,483,873
Term	7,721,827	7,649,494	7,567,132

Total commercial real estate	10,479,416	11,148,597	12,051,005

Consumer:
Home equity credit line	2,139,527	2,141,740	2,138,687
1-4 family residential	3,801,428	3,499,149	3,548,866
Construction and other consumer real estate	308,222	343,257	379,421
Bankcard and other revolving plans	280,185	296,936	285,397
Other	228,630	233,193	270,976

Total consumer	6,757,992	6,514,275	6,623,347

FDIC-supported loans	853,937	971,377	1,208,362

Total loans	$36,946,298	$36,867,772	$38,128,717

FDIC-supported loans were acquired during 2009 and are indemnified by the FDIC under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased loans accounted for under ASC 310-30 at their carrying values rather than their outstanding balances. See subsequent discussion under purchased loans.

Owner occupied and commercial real estate loans include unamortized premiums of approximately $80.5 million at June 30, 2011 and $88.4 million at December 31, 2010.

Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.

Loans with a carrying value of approximately $20.9 billion at June 30, 2011 and $20.4 billion at December 31, 2010 have been made available for pledging at the Federal Reserve and various FHLBs as collateral for current and potential borrowings.

We sold loans totaling $392 million and $850 million for the three and six months ended June 30, 2011 that were previously classified as loans held for sale. Amounts added to loans held for sale during these same periods were $353 million and $788 million. Income from loans sold, excluding servicing, for these same periods was $9.1 million and $14.3 million.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) consists of the allowance for loan and lease losses (“ALLL,” also referred to as the allowance for loan losses) and the reserve for unfunded lending commitments (“RULC”).

ZIONS BANCORPORATION AND SUBSIDIARIES

Allowance for Loan and Lease Losses: The ALLL represents our estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. Losses are charged to the ALLL when recognized. Generally, commercial loans are charged off or charged down at the point at which they are determined to be uncollectible in whole or in part, or when 180 days past due unless the loan is well secured and in the process of collection. Consumer loans are either charged off or charged down to net realizable value no later than the month in which they become 180 days past due. Closed-end loans that are not secured by residential real estate are either charged off or charged down to net realizable value no later than the month in which they become 120 days past due. We establish the amount of the ALLL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses so the ALLL is at an appropriate level at the balance sheet date.

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

Changes in ACL Assumptions: During the second quarter of 2011, we did not change any assumptions in our loss migration model that we use to estimate the ALLL and RULC for the commercial and commercial real estate segments. During the first quarter of 2011, we changed certain assumptions in our loss migration model by expanding the loss look-back periods for the commercial and commercial real estate segments to include losses as far back as 60 months. Prior to the first quarter of 2011, we used loss migration models based on the most recent 18 months of loss data to estimate probable losses for the portions of the segments that were collectively evaluated for impairment. The expansion of the look-back periods to a maximum of 60 months during the first quarter of 2011 increased the quantitative portion of the ACL by approximately $63 million as of March 31, 2011 over what it would have been had the previous assumptions been used. We considered these assumption changes in assessing our qualitative adjustments to the ACL. The change was made so we could continue to capture the inherent risks in the portfolio, as we believe the high level of loss severity rates that occurred during the longer periods are still relevant to estimating probable inherent losses in those segments. Our quantitative models serve as the starting point for our estimation of the appropriate level of the ACL, and therefore we utilize the qualitative portion of the ACL to capture these risks not captured in the quantitative models.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended June 30, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Balance at beginning of period	$694,090	$480,514	$148,110	$27,086	$1,349,800
Additions:
Provision for loan losses	9,825	(33,567)	21,990	3,082	1,330
Change in allowance covered by FDIC indemnification	–	–	–	(1,228)	(1,228)
Deductions:
Gross loan and lease charge-offs	(49,673)	(64,811)	(23,611)	(4,349)	(142,444)
Net charge-offs recoverable from FDIC	–	–	–	1,066	1,066
Recoveries	13,404	10,716	3,284	1,805	29,209

Net loan and lease charge-offs	(36,269)	(54,095)	(20,327)	(1,478)	(112,169)

Balance at end of period	$667,646	$392,852	$149,773	$27,462	$1,237,733

Reserve for unfunded lending commitments:
Balance at beginning of period	$74,429	$26,300	$1,439	$–	$102,168
Provision charged (credited) to earnings	653	(2,448)	(109)	–	(1,904)

Balance at end of period	$75,082	$23,852	$1,330	$–	$100,264

Total allowance for credit losses:
Allowance for loan losses	$667,646	$392,852	$149,773	$27,462	$1,237,733
Reserve for unfunded lending commitments	75,082	23,852	1,330	–	100,264

Total allowance for credit losses	$742,728	$416,704	$151,103	$27,462	$1,337,997

	Six Months Ended June 30, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Balance at beginning of period	$761,107	$487,235	$154,326	$37,673	$1,440,341
Additions:
Provision for loan losses	(9,900)	28,295	37,946	4,989	61,330
Change in allowance covered by FDIC indemnification	–	–	–	(10,276)	(10,276)
Deductions:
Gross loan and lease charge-offs	(109,056)	(138,191)	(49,932)	(13,233)	(310,412)
Net charge-offs recoverable from FDIC	–	–	–	5,600	5,600
Recoveries	25,495	15,513	7,433	2,709	51,150

Net loan and lease charge-offs	(83,561)	(122,678)	(42,499)	(4,924)	(253,662)

Balance at end of period	$667,646	$392,852	$149,773	$27,462	$1,237,733

Reserve for unfunded lending commitments:
Balance at beginning of period	$83,352	$26,373	$1,983	$–	$111,708
Provision credited to earnings	(8,270)	(2,521)	(653)	–	(11,444)

Balance at end of period	$75,082	$23,852	$1,330	$–	$100,264

Total allowance for credit losses:
Allowance for loan losses	$667,646	$392,852	$149,773	$27,462	$1,237,733
Reserve for unfunded lending commitments	75,082	23,852	1,330	–	100,264

Total allowance for credit losses	$742,728	$416,704	$151,103	$27,462	$1,337,997

ZIONS BANCORPORATION AND SUBSIDIARIES

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	June 30, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Individually evaluated for impairment	$33,145	$23,754	$8,236	$560	$65,695
Collectively evaluated for impairment	634,501	369,098	141,537	18,955	1,164,091
Purchased loans with evidence of credit deterioration	–	–	–	7,947	7,947

Total	$667,646	$392,852	$149,773	$27,462	$1,237,733

Outstanding loan balances:
Individually evaluated for impairment	$484,147	$842,376	$116,373	$4,861	$1,447,757
Collectively evaluated for impairment	18,370,806	9,637,040	6,641,619	714,548	35,364,013
Purchased loans with evidence of credit deterioration	–	–	–	134,528	134,528

Total	$18,854,953	$10,479,416	$6,757,992	$853,937	$36,946,298

	December 31, 2010
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Individually evaluated for impairment	$53,237	$37,545	$6,335	$–	$97,117
Collectively evaluated for impairment	707,870	449,690	147,991	30,684	1,336,235
Purchased loans with evidence of credit deterioration	–	–	–	6,989	6,989

Total	$761,107	$487,235	$154,326	$37,673	$1,440,341

Outstanding loan balances:
Individually evaluated for impairment	$544,243	$1,003,402	$137,928	$–	$1,685,573
Collectively evaluated for impairment	17,689,280	10,145,195	6,376,347	791,587	35,002,409
Purchased loans with evidence of credit deterioration	–	–	–	179,790	179,790

Total	$18,233,523	$11,148,597	$6,514,275	$971,377	$36,867,772

Nonaccrual and Past Due Loans

Loans are generally placed on nonaccrual status when payment in full of principal and interest is not expected, or the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Factors we consider in determining whether a loan is on nonaccrual include delinquency status, collateral value, borrower or guarantor financial statement information, bankruptcy status, and other information which would indicate that the full and timely collection of interest and principal is uncertain.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Nonaccrual loans are summarized as follows:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Loans held for sale	$17,282	$–	$–

Commercial:
Commercial and industrial	$186,792	$224,499	$317,558
Leasing	635	801	8,161
Owner occupied	314,047	342,467	437,984
Municipal	5,861	2,002	–

Total commercial	507,335	569,769	763,703

Commercial real estate:
Construction and land development	343,843	493,445	743,832
Term	233,073	264,305	281,537

Total commercial real estate	576,916	757,750	1,025,369

Consumer:
Home equity credit line	12,244	14,047	13,280
1-4 family residential	109,126	124,470	136,148
Construction and other consumer real estate	16,397	23,719	19,957
Bankcard and other revolving plans	702	958	533
Other	3,302	2,156	3,323

Total consumer loans	141,771	165,350	173,241

FDIC-supported loans	30,414	35,837	171,764

Total	$1,256,436	$1,528,706	$2,134,077

ZIONS BANCORPORATION AND SUBSIDIARIES

Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2011
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$151,723	$225	$6,995	$7,220	$158,943	$–	$10,288

Commercial:
Commercial and industrial	$9,410,066	$62,114	$101,264	$163,378	$9,573,444	$2,576	$68,432
Leasing	404,582	776	174	950	405,532	70	402
Owner occupied	8,160,101	75,449	191,013	266,462	8,426,563	2,954	105,076
Municipal	449,414	–	–	–	449,414	–	5,861

Total commercial	18,424,163	138,339	292,451	430,790	18,854,953	5,600	179,771

Commercial real estate:
Construction and land development	2,530,175	36,236	191,178	227,414	2,757,589	4,795	124,586
Term	7,570,166	51,130	100,531	151,661	7,721,827	2,463	119,144

Total commercial real estate	10,100,341	87,366	291,709	379,075	10,479,416	7,258	243,730

Consumer:
Home equity credit line	2,124,276	8,693	6,558	15,251	2,139,527	–	2,950
1-4 family residential	3,701,321	26,017	74,090	100,107	3,801,428	4,467	32,234
Construction and other consumer real estate	295,684	5,971	6,567	12,538	308,222	696	9,526
Bankcard and other revolving plans	276,053	2,752	1,380	4,132	280,185	1,123	262
Other	223,545	3,260	1,825	5,085	228,630	51	323

Total consumer loans	6,620,879	46,693	90,420	137,113	6,757,992	6,337	45,295

FDIC-supported loans	722,443	21,602	109,892	131,494	853,937	89,554	9,994

Total	$35,867,826	$294,000	$784,472	$1,078,472	$36,946,298	$108,749	$478,790

	December 31, 2010
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$206,286	$–	$–	$–	$206,286	$–	$–

Commercial:
Commercial and industrial	$8,938,120	$100,119	$128,762	$228,881	$9,167,001	$7,533	$77,406
Leasing	408,015	1,352	807	2,159	410,174	66	23
Owner occupied	7,905,193	83,658	228,512	312,170	8,217,363	3,876	91,527
Municipal	438,985	–	–	–	438,985	–	2,002

Total commercial	17,690,313	185,129	358,081	543,210	18,233,523	11,475	170,958

Commercial real estate:
Construction and land development	3,172,537	57,891	268,675	326,566	3,499,103	1,916	200,864
Term	7,436,222	85,595	127,677	213,272	7,649,494	4,757	112,447

Total commercial real estate	10,608,759	143,486	396,352	539,838	11,148,597	6,673	313,311

Consumer:
Home equity credit line	2,126,505	7,494	7,741	15,235	2,141,740	–	2,224
1-4 family residential	3,383,420	26,345	89,384	115,729	3,499,149	2,966	34,425
Construction and other consumer real estate	322,341	8,261	12,655	20,916	343,257	532	10,089
Bankcard and other revolving plans	290,879	3,912	2,145	6,057	296,936	1,572	311
Other	227,654	4,586	953	5,539	233,193	–	959

Total consumer loans	6,350,799	50,598	112,878	163,476	6,514,275	5,070	48,008

FDIC-supported loans	804,760	27,256	139,361	166,617	971,377	118,760	15,136

Total	$35,454,631	$406,469	$1,006,672	$1,413,141	$36,867,772	$141,978	$547,413

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

ZIONS BANCORPORATION AND SUBSIDIARIES

Credit Quality Indicators

In addition to the past due and nonaccrual criteria, we also analyze loans using a loan grading system. We generally assign internal grades to loans with commitments less than $500,000 based on the performance of those loans. Performance-based grades follow our definitions of Pass, Special Mention, Substandard, and Doubtful, which are consistent with published definitions of regulatory risk classifications.

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

We generally assign internal grades to commercial and commercial real estate loans with commitments equal to or greater than $500,000 based on financial/statistical models and loan officer judgment. For these larger loans, we assign one of fourteen probability of default grades (in order of declining credit quality) and one of twelve loss-given-default grades. The first ten of the fourteen probability of default grades indicate a Pass grade. The remaining four grades are: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged-off. We review our credit quality information such as risk grades at least quarterly for non-Pass grade loans, and at least semiannually for Pass grade loans, or as soon as we identify information that might warrant an upgrade or downgrade. Risk grades are then updated as necessary.

For consumer loans, we generally assign internal risk grades similar to those described above based on payment performance. These are generally assigned with either a Pass or Substandard grade and are reviewed as we identify information that might warrant an upgrade or downgrade.

ZIONS BANCORPORATION AND SUBSIDIARIES

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2011
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$141,661	$–	$10,287	$6,995	$158,943	$–

Commercial:
Commercial and industrial	$8,784,534	$264,026	$499,517	$25,367	$9,573,444
Leasing	397,994	941	6,597	–	405,532
Owner occupied	7,588,779	176,149	657,529	4,106	8,426,563
Municipal	436,218	3,893	9,303	–	449,414

Total commercial	17,207,525	445,009	1,172,946	29,473	18,854,953	$667,646

Commercial real estate:
Construction and land development	1,753,066	341,172	661,875	1,476	2,757,589
Term	6,924,690	250,106	542,702	4,329	7,721,827

Total commercial real estate	8,677,756	591,278	1,204,577	5,805	10,479,416	392,852

Consumer:
Home equity credit line	2,090,691	3,611	45,181	44	2,139,527
1-4 family residential	3,626,711	8,273	164,576	1,868	3,801,428
Construction and other consumer real estate	285,067	649	22,032	474	308,222
Bankcard and other revolving plans	266,515	4,038	9,624	8	280,185
Other	222,386	408	5,825	11	228,630

Total consumer loans	6,491,370	16,979	247,238	2,405	6,757,992	149,773
FDIC-supported loans	561,282	48,617	244,017	21	853,937	27,462

Total	$32,937,933	$1,101,883	$2,868,778	$37,704	$36,946,298	$1,237,733

	December 31, 2010
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$206,286	$–	$–	$–	$206,286	$–

Commercial:
Commercial and industrial	$8,234,515	$254,369	$658,400	$19,717	$9,167,001
Leasing	395,081	1,170	13,923	–	410,174
Owner occupied	7,358,189	147,562	705,128	6,484	8,217,363
Municipal	436,983	–	2,002	–	438,985

Total commercial	16,424,768	403,101	1,379,453	26,201	18,233,523	$761,107

Commercial real estate:
Construction and land development	1,921,110	470,431	1,093,772	13,790	3,499,103
Term	6,768,022	252,814	624,196	4,462	7,649,494

Total commercial real estate	8,689,132	723,245	1,717,968	18,252	11,148,597	487,235

Consumer:
Home equity credit line	2,098,365	855	42,349	171	2,141,740
1-4 family residential	3,313,875	7,274	177,963	37	3,499,149
Construction and other consumer real estate	310,209	3,424	29,176	448	343,257
Bankcard and other revolving plans	282,353	4,535	10,040	8	296,936
Other	226,832	111	6,038	212	233,193

Total consumer loans	6,231,634	16,199	265,566	876	6,514,275	154,326
FDIC-supported loans	646,476	45,431	278,044	1,426	971,377	37,673

Total	$31,992,010	$1,187,976	$3,641,031	$46,755	$36,867,772	$1,440,341

ZIONS BANCORPORATION AND SUBSIDIARIES

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. If a nonaccrual loan has a balance greater than $500,000 or if a loan is a TDR, we consider the loan to be impaired and estimate a specific reserve for the loan according to ASC 310. Smaller nonaccrual loans are pooled for ALLL estimation purposes. Our consideration of impairment also incorporates the same determining factors discussed previously under nonaccrual loans.

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

Information on impaired loans is summarized as follows, including the average recorded investment and interest income recognized for the three and six months ended June 30, 2011:

(In thousands)	June 30, 2011					Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
		with no allowance	with allowance

Commercial:
Commercial and industrial	$189,957	$105,075	$75,680	$180,755	$19,693	$191,826	$496		$201,990	$1,140
Leasing	373	373	–	373	–	129	–		66	–
Owner occupied	297,554	192,975	104,183	297,158	13,452	300,560	777		312,113	1,432
Municipal	5,861	5,861	–	5,861	–	5,898	–		2,949	–

Total commercial	493,745	304,284	179,863	484,147	33,145	498,413	1,273		517,118	2,572

Commercial real estate:
Construction and land development	472,107	376,602	94,884	471,486	8,983	489,695	1,212		536,495	2,574
Term	370,953	219,942	150,948	370,890	14,771	393,803	1,717		407,506	4,299

Total commercial real estate	843,060	596,544	245,832	842,376	23,754	883,498	2,929		944,001	6,873

Consumer:
Home equity credit line	810	810	–	810	–	708	–		1,332	1
1-4 family residential	120,352	65,731	35,209	100,940	7,538	105,397	310		107,666	624
Construction and other consumer real estate	10,694	4,760	5,934	10,694	698	10,778	8		13,382	22
Bankcard and other revolving plans	–	–	–	–	–	10	–		31	–
Other	3,929	3,929	–	3,929	–	3,932	–		3,829	–

Total consumer loans	135,785	75,230	41,143	116,373	8,236	120,825	318		126,240	647

FDIC-supported loans	386,816	56,859	82,530	139,389	8,507	148,272	14,217	[1]	161,557	28,503	[1]

Total	$1,859,406	$1,032,917	$549,368	$1,582,285	$73,642	$1,651,008	$18,737		$1,748,916	$38,595

[1]	Interest income recognized results primarily from accretion on impaired FDIC-supported loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2010
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Commercial:
Commercial and industrial	$293,699	$95,316	$114,959	$210,275	$38,021
Leasing	–	–	–	–	–
Owner occupied	404,146	233,418	98,548	331,966	14,743
Municipal	2,002	–	2,002	2,002	473

Total commercial	699,847	328,734	215,509	544,243	53,237

Commercial real estate:
Construction and land development	804,080	478,181	118,663	596,844	16,964
Term	475,239	251,745	154,813	406,558	20,581

Total commercial real estate	1,279,319	729,926	273,476	1,003,402	37,545

Consumer:
Home equity credit line	4,135	3,152	630	3,782	180
1-4 family residential	136,381	91,721	23,811	115,532	5,456
Construction and other consumer real estate	24,931	16,682	1,369	18,051	465
Bankcard and other revolving plans	30	–	30	30	30
Other	628	–	533	533	204

Total consumer loans	166,105	111,555	26,373	137,928	6,335

FDIC-supported loans	547,566	131,680	48,110	179,790	6,989

Total	$2,692,837	$1,301,895	$563,468	$1,865,363	$104,106

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

A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. TDR loans that specify an interest rate that at the time of the restructuring is greater than or equal to the rate that the bank is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if they are in compliance with their modified terms.

Concentrations of Credit Risk

We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to an individual borrower or group(s) of borrowers as a result of any concentrations of credit risk. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to

ZIONS BANCORPORATION AND SUBSIDIARIES

perform as contracted. Our analysis as of June 30, 2011 has concluded that no significant exposure exists from such credit risks. See Note 6 for a discussion of counterparty risk associated with the Company’s derivative transactions.

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

During the first quarter of 2011, certain FDIC-supported loans charged off at the time of acquisition were determined by the FDIC to be covered under the loss sharing agreement. The FDIC remitted $18.9 million to the Company, which was recognized in other noninterest income.

Upon acquisition, in accordance with applicable accounting guidance, the acquired loans were recorded at their fair value without a corresponding ALLL. The acquired foreclosed assets and subsequent real estate foreclosures were included with other real estate owned in the balance sheet and amounted to $44.0 million at June 30, 2011, $40.0 million at December 31, 2010, and $48.4 million at June 30, 2010.

Acquired loans which have evidence of credit deterioration and for which it is probable that not all contractual payments will be collected are accounted for as loans under ASC 310-30. Certain acquired loans (including loans with revolving privileges) without evidence of credit deterioration are accounted for under ASC 310-20 and are excluded from the following tables.

The outstanding balances of all contractually required payments and the related carrying amounts for loans under ASC 310-30 are as follows:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Commercial	$351,626	$413,783	$482,329
Commercial real estate	655,330	746,206	977,450
Consumer	63,705	79,393	92,265

Outstanding balance	$1,070,661	$1,239,382	$1,552,044

Carrying amount	$769,218	$877,857	$1,092,714
ALLL	25,524	35,123	25,648

Carrying amount, net	$743,694	$842,734	$1,067,066

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

ZIONS BANCORPORATION AND SUBSIDIARIES

considered in estimating the expected cash flows.

Changes in the accretable yield are as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$271,736	$155,894	$277,005	$161,976
Accretion	(31,247)	(25,418)	(62,690)	(43,095)
Reclassification from nonaccretable difference	2,520	123,202	25,912	128,256
Disposals and other	(810)	(1,450)	1,972	5,091

Balance at end of period	$242,199	$252,228	$242,199	$252,228

Over the life of the loan or pool, we continue to estimate cash flows expected to be collected. We evaluate at the balance sheet date whether the estimated present value of these loans using the effective interest rates has decreased below their carrying value, and if so, we record a provision for loan losses. The present value of any subsequent increase in these loans’ actual or expected cash flows is used first to reverse any existing ALLL. During the three and six months ended June 30, 2011, total reversals to the ALLL were $4.8 million and $9.0 million, respectively, which included the impact of increases in estimated cash flows. Reversals to the ALLL did not occur during the six months ended June 30, 2010.

For any remaining increases in cash flows expected to be collected, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. The primary driver of reclassifications to accretable yield from nonaccretable difference related to the enhanced economic status of borrowers whose financial stress is diminishing or was not as severe as originally evaluated.

Additionally, with respect to FDIC-supported loans, when changes in expected cash flows occur, to the extent applicable, we adjust the amount recoverable from the FDIC (also referred to as the FDIC indemnification asset) through a charge or credit (depending on whether there was an increase or decrease in expected cash flows) to other noninterest expense. The FDIC indemnification asset is included in other assets in the balance sheet.

For the three and six months ended June 30, 2011, the impact of the increased cash flow estimates recognized in the statement of income was approximately $21.5 million and $40.7 million, respectively, of additional interest income and $15.0 million and $28.1 million, respectively, of additional noninterest expense, due to the reduction of the FDIC indemnification asset. Amounts for the corresponding periods in 2010 were not material.

The determination of the ALLL for FDIC-supported loans follows the same process described previously. However, this allowance is only established for credit deterioration subsequent to the date of acquisition and represents our estimate of the inherent losses in excess of the book value of FDIC-supported loans. The allowance for loan losses for loans acquired in FDIC-supported transactions is determined without giving consideration to the amounts recoverable through loss sharing agreements (since the loss sharing agreements are separately accounted for and thus presented “gross” in the balance sheet). The ALLL is included in the overall ALLL in the balance sheet. The provision for loan losses is reported net of changes in the amounts recoverable under the loss sharing agreements.

Certain acquired loans within the scope of ASC 310-30 are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. As allowed under ASC 310-30 in these circumstances, interest income is recognized on a cash basis similar to the cost recovery

ZIONS BANCORPORATION AND SUBSIDIARIES

methodology used for nonaccrual loans. The carrying amounts in the preceding table also include the amounts for these loans. The net carrying amount of these loans was approximately $53.5 million at June 30, 2011, $78.3 million at December 31, 2010, and $162.5 million at June 30, 2010.

During the three and six months ended June 30, we increased the ALLL for FDIC-supported loans by a gross charge to the provision for loan losses of $2.9 million and $0.3 million in 2011, and $11.7 million and $28.8 million in 2010, respectively. As described subsequently and in accordance with the loss sharing agreements, portions of these provision amounts are recoverable from the FDIC and comprise part of the FDIC indemnification asset. Charge-offs, net of recoveries and before FDIC indemnification, for the three and six months ended June 30 were $2.5 million and $10.5 million in 2011, and $0.8 million and $3.1 million in 2010, respectively.

Changes in the FDIC indemnification asset are as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Balance at beginning of period	$172,170	$275,781	$195,516	$293,308
Amounts filed with the FDIC and collected or in process	(6,404)	(31,612)	(12,911)	(61,139)
Net change in asset balance due to reestimation of projected cash flows [1]	(15,209)	1,344	(32,048)	13,344
Other [2]	–	(1,689)	–	(1,689)

Balance at end of period	$150,557	$243,824	$150,557	$243,824

[1]	Negative amounts result from the accretion of loan balances based on increases in cash flow estimates on the underlying indemnified loans.
[2]	Amount represents one reimbursement that was denied by the FDIC. Otherwise, all other reimbursements have been paid in a timely manner.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information with respect to notional amounts and recorded gross fair values at June 30, 2011 and 2010, and the related gain (loss) of derivative instruments for the three and six months then ended is summarized as follows:

				Amount of derivative gain (loss) recognized/reclassified
				OCI		Reclassified from AOCI to interest income		Noninterest income			Offset to interest expense
		Fair value		Three months ended	Six months ended	Three months ended	Six months ended	Three months ended	Six months ended		Three months ended	Six months ended
(In thousands)	Notional amount	Other assets	Other liabilities
	June 30, 2011			June 30, 2011		June 30, 2011		June 30, 2011			June 30, 2011

Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$470,000	$14,746	$–	$1,474	$1,492	$8,979	$21,419
Interest rate floors	95,000	237	–	179	183	889	1,686
Terminated swaps and floors								$–	$–

	565,000	14,983	–	1,653	1,675	9,868	23,105	–	–	[3]

Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt											$732	$1,451

Total derivatives designated as hedging instruments	565,000	14,983	–	1,653	1,675	9,868	23,105	–	–		732	1,451

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	148,234	2,571	2,612					(13)	(76)
Interest rate swaps for customers [2]	2,355,540	59,863	63,460					(205)	1,327
Energy commodity swaps for customers [2]	–	–	–					–	56
Basis swaps	150,000	53	–					62	149
Futures contracts	5,910,000	–	–					5,537	4,778
Options contracts	2,200,000	539	–					(521)	502
Total return swap	1,159,686	–	5,420					–	–

Total derivatives not designated as hedging instruments	11,923,460	63,026	71,492					4,860	6,736

Total derivatives	$12,488,460	$78,009	$71,492	$1,653	$1,675	$9,868	$23,105	$4,860	$6,736		$732	$1,451

ZIONS BANCORPORATION AND SUBSIDIARIES

				Amount of derivative gain (loss) recognized/reclassified
				OCI		Reclassified from AOCI to interest income		Noninterest income		Offset to interest expense
		Fair value		Three months ended	Six months ended	Three months ended	Six months ended	Three months ended	Six months ended	Three months ended	Six months ended
	Notional amount	Other assets	Other liabilities
	June 30, 2010			June 30, 2010		June 30, 2010		June 30, 2010		June 30, 2010

Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$545,000	$35,478	$–	$4,910	$10,057	$15,848	$33,551
Interest rate floors	150,000	3,074	–	(293)	1,388	842	1,648
Terminated swaps and floors								$2,691	$6,588

	695,000	38,552	–	4,617	11,445	16,690	35,199	2,691	6,588 [3]
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt										$710	$1,689

Total derivatives designated as hedging instruments	695,000	38,552	–	4,617	11,445	16,690	35,199	2,691	6,588	710	1,689

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	192,024	3,730	3,836					44	(224)
Interest rate swaps for customers [2]	2,996,307	83,645	89,178					(1,969)	(3,337)
Energy commodity swaps for customers [2]	19,000	916	909					(76)	(281)
Basis swaps	225,000	–	283					(371)	(113)
Futures contracts	4,797,000	–	–					574	683

Total derivatives not designated as hedging instruments	8,229,331	88,291	94,206					(1,798)	(3,272)

Total derivatives	$8,924,331	$126,843	$94,206	$4,617	$11,445	$16,690	$35,199	$893	$3,316	$710	$1,689

Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
[3]

Amounts for the six months ended June 30, 2011 and 2010 of $0 and $6,588, respectively, which reflect the acceleration of OCI amounts reclassified to income that related to previously terminated hedges, together with the reclassification amounts of $23,105 and $35,199, or a total of $23,105 and $41,787, respectively, are the amounts of reclassification included in the changes in OCI presented in Note 7.

At June 30, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $3.2 million and $(0.4) million in 2011, and $5.3 million and $(0.4) million in 2010, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

Fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) have been offset against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. In the balance sheet, cash collateral was used to reduce recorded amounts of derivative assets and liabilities by $0 and $2.4 million at June 30, 2011, and $1.5 million and $1.8 million at June 30, 2010, respectively.

We offer to our customers interest rate swaps and, through the third quarter of 2010, energy commodity swaps to assist them in managing their exposure to fluctuating interest rates and energy prices. Upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivative contracts, such that

ZIONS BANCORPORATION AND SUBSIDIARIES

the Company minimizes its net risk exposure resulting from such transactions. Fee income from customer swaps is included in other service charges, commissions and fees. As with other derivative instruments, we have credit risk for any nonperformance by counterparties.

Futures and options contracts primarily consist of: (1) Eurodollar futures contracts that allow us to extend the duration of certain overnight cash account balances. These contracts reference the 90-day London Interbank Offer Rate (“LIBOR”) rate. Options contracts are used to economically hedge certain rate exposures of the underlying Eurodollar futures contracts. (2) Highly liquid federal funds futures contracts that are traded to manage interest rate risk on certain CDO securities. These identified mixed straddle contracts are executed to convert primarily three- and six-month fixed cash flows into cash flows that vary with daily fluctuations in interest rates. The accounts for both types of futures contracts are cash settled daily.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized to interest income or expense over the period to their previously stated maturity dates.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following June 30, 2011, we estimate that an additional $21 million will be reclassified.

Total Return Swap

On July 28, 2010, we entered into a total return swap and related interest rate swaps (“TRS”) with Deutsche Bank AG (“DB”) relating to a portfolio of $1.16 billion notional amount of our bank and insurance trust preferred CDOs. As a result of the TRS, DB assumed all of the credit risk of this CDO portfolio, providing timely payment of all scheduled payments of interest and principal when contractually due to the Company (without regard to acceleration or deferral events). Contractual due dates for principal are at each individual security’s maturity, which ranges from 2030 to 2042. We can cancel the TRS quarterly beginning on October 28, 2011 and remove individual securities on or after the end of the sixth year. Additionally, with the consent of DB, we can transfer the TRS to a third party in part or in whole. DB cannot cancel the TRS except in the event of nonperformance by the Company and under certain other circumstances customary to ISDA swap agreements.

This transfer of credit risk reduced the Company’s regulatory capital risk weighting for these investments. The underlying securities were originally rated primarily A and BBB but later downgraded, and carry some of the highest risk-weightings of the securities in the Company’s portfolio. In contrast, claims which are unconditionally guaranteed by banks belonging to the Organisation for Economic Co-operation and Development (“OECD”) such as DB are risk-weighted at only 20%. As a result, the transaction reduced regulatory risk-weighted assets and improved the Company’s risk-based capital ratios.

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

During the third quarter of 2010, we recorded a negative initial value for the TRS of $22.8 million and structuring costs of $11.6 million. The negative initial value was approximately equal to the first-year fees we incurred for the TRS (that is, during the period we are unable to cancel the transaction). The fair value of

ZIONS BANCORPORATION AND SUBSIDIARIES

the TRS derivative liability was $5.4 million at June 30, 2011 and $15.9 million at December 31, 2010.

Both the fair value of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. The period that we are unable to cancel the transaction has shortened to and will remain at one calendar quarter. Accordingly, absent major changes in these projected cash flows, we expect the value of the TRS liability to continue to approximate its June 30, 2011 fair value. We expect to incur subsequent net quarterly costs of approximately $5.3 million under the TRS, including related interest rate swaps and scheduled payments of interest on the underlying CDOs, as long as the TRS remains in place for this CDO portfolio. The payments under the transaction generally include or arise from (1) payments by DB to the Company of all scheduled payments of interest and principal when contractually due to the Company, and payment by the Company to DB of a fixed quarterly or semiannual guarantee fee based on the notional amount of the CDO portfolio in the transaction; (2) an interest rate swap pursuant to which DB pays the Company a fixed interest rate and the Company pays to DB a floating interest rate (generally three-month LIBOR) on the notional amount of the CDO portfolio in the transaction; and (3) a third swap between the Company and DB included in the transaction in order to hedge each party’s exposure to change in interest rates over the life of the transaction. In addition, under the terms of the transaction, payments from the CDOs will continue to be made to the Company and retained by the Company; this recovery amount, plus assumed reinvestment earnings at an imputed interest rate, generally three-month LIBOR, will offset principal payments that DB would otherwise be required to make.

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

At June 30, 2011, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

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

We considered the observable input or inputs from the market participant, who is the counterparty to this transaction, as well as the results of our internal modeling in estimating the fair value of the TRS. We expect

ZIONS BANCORPORATION AND SUBSIDIARIES

to continue the use of this methodology in subsequent periods.

7.	DEBT AND SHAREHOLDERS’ EQUITY

During the three months ended June 30, 2011, we issued $42.2 million of senior medium-term notes, with $30.2 million maturing in May 2016 at an interest rate of 5.50%, and $12.0 million maturing in May 2012 at interest rates of 2.00% and 2.50%. We also redeemed $42.2 million of short-term senior medium-term notes.

During the three months ended June 30, 2011, $138.5 million of convertible subordinated debt was converted into the Company’s preferred stock, consisting of 138,269 shares of Series C and 200 shares of Series A. For the six months ended June 30, 2011, a total of $224.3 million of convertible subordinated debt was converted into the Company’s preferred stock, consisting of 224,098 shares of Series C and 220 shares of Series A. For the six months ended June 30, 2011, the $262.1 million added to preferred stock included the transfer from common stock of $37.7 million of the intrinsic value of the beneficial conversion feature. The amount of this conversion feature was included with common stock at the time of the debt modification in June 2009. The remaining balance in common stock of this conversion feature was approximately $97.2 million at June 30, 2011. Accelerated discount amortization on the converted debt increased interest expense for the three and six months ended June 30, 2011 by approximately $61.4 million and $102.3 million, respectively. At June 30, 2011, the balance at par of the convertible subordinated debt was $579.2 million and the remaining balance of the convertible debt discount was $258.9 million.

During the first quarter of 2011, we sold 1,067,540 shares of common stock for $25.5 million (average price of $23.89). The sales were made under a new equity distribution program announced February 10, 2011 to sell up to $200 million of common stock, which superseded all prior programs. Net of commissions and fees, these sales added $25.0 million to common stock for the six months ended June 30, 2011.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in accumulated other comprehensive income (loss) are summarized as follows:

(In thousands)	Net unrealized gains (losses) on investments and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total

Six Months Ended June 30, 2011:

Balance at December 31, 2010	$(456,264)	$30,702	$(35,734)	$(461,296)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $22,217	(36,060)			(36,060)
Reclassification for net losses included in earnings, net of income tax benefit of $4,128	6,590			6,590
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $452	(729)			(729)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $61	99			99
Net unrealized losses, net of reclassification to earnings of $23,105 and income tax benefit of $8,335		(13,095)		(13,095)

Other comprehensive loss	(30,100)	(13,095)	–	(43,195)

Balance at June 30, 2011	$(486,364)	$17,607	$(35,734)	$(504,491)

Six Months Ended June 30, 2010:

Balance at December 31, 2009	$(462,412)	$68,059	$(42,546)	$(436,899)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains, net of income tax expense of $2,826	4,880			4,880
Reclassification for net losses included in earnings, net of income tax benefit of $18,196	29,341			29,341
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $7,193	(11,612)			(11,612)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $43	70			70
Net unrealized losses, net of reclassification to earnings of $41,787 and income tax benefit of $11,605		(18,737)		(18,737)
Pension and postretirement, net of income tax benefit of $46			(63)	(63)

Other comprehensive income (loss)	22,679	(18,737)	(63)	3,879

Balance at June 30, 2010	$(439,733)	$49,322	$(42,609)	$(433,020)

8.	INCOME TAXES

The income tax expense rate for the first and second quarters of 2011 was increased by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock. The tax benefit rate for the first and second quarters of 2010 was reduced primarily by the impact of the taxable surrender of certain bank-owned life insurance policies and by the nondeductibility of a portion of the accelerated discount amortization as described previously.

The balance of net deferred tax assets was approximately $481 million at June 30, 2011, $540 million at December 31, 2010, and $551 million at June 30, 2010. We evaluate the net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of June 30, 2011.

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

Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, a hierarchy has been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities for the Company as follows:

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

Utilization of Third Party Pricing Services

We use third party pricing services for our Level 1 and 2 security valuations and a third party model to estimate fair value for our Level 3 security valuations. We work closely with the third party pricing services as they develop their fair value estimations and we perform on a quarterly basis a variety of review procedures on their output. Because of our close involvement, we do not adjust prices from our third party pricing services.

ZIONS BANCORPORATION AND SUBSIDIARIES

In the case of valuations under Levels 1 and 2, we discuss the methodology used by the third party pricing services and the manner employed to collect market information. For model-driven valuations under Level 3, we also compare assumptions used with other third party services and with our internal models and the information we have about market trends and trading data. Such procedures help ensure that the fair value information received was determined in accordance with ASC 820.

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

U.S. Treasury, agencies and corporations

Valuation inputs utilized by the independent pricing service for those U.S. Treasury, agency and corporation securities under Level 2 include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, and reference data including market research publications. Also included are data from the vendor trading platform.

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

Trust preferred collateralized debt obligations

Substantially all the CDO portfolio is fair valued under Level 3 using an income-based cash flow modeling approach incorporating several methodologies that primarily include internal and third party models. In addition, each quarter we seek to obtain information for trades of securities in this asset class. We consider this information to determine whether the comparability of the security and the orderliness of the trades make such reported prices suitable for inclusion as or consideration in our fair value estimates in accordance with ASU 2010-06.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

After identifying collateral level PDs, we modify the PDs of deferring collateral by a calibration adjustment. The calibration adjustment was calculated as the average difference between the actual 100% default probability for all banks failing in the previous three quarters (both CDO and non-CDO banks) and the PD generated for each deferring bank using the ratio-based approach. Ratio-based PDs for deferring banks were first used in the fourth quarter of 2009 when the adjustment upward was 7.8%. The calibration adjustments upward for 2010 were 6.6% for the first and second quarters, 5.1% for the third quarter, and 4.8% for the fourth quarter, from the level produced by the collateral level PD in the relevant quarter. For the first and second quarters of 2011, the calibration adjustments upward were 2.5% and 1.65%, respectively.

The resulting effective PDs at June 30, 2011 ranged from 100% for the “worst” deferring banks to 1.65% for the “best” deferring banks. The weighted average assumed loss rate on deferring collateral was 35% at both June 30, 2011 and March 31, 2011, and 30% and 44% at December 31, 2010 and 2009, respectively. This loss rate is calculated as a percentage of the par amount of deferring collateral within a pool that is expected to default prior to the end of a five-year deferral period.

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

During the first quarter of 2011, we observed improvement in the performance of certain deferring collateral such that payment of interest resumed and interest payments that had been deferred for one or more quarters were paid in full. By the end of the first quarter of 2011, this pattern was seen in 7% of all surviving bank deferrals within our CDO pools, although none had reached the end of the allowable deferral period. Accordingly, expectations have been revised regarding the extent of deferring collateral ultimately repaying contractually due interest. Effective March 31, 2011, the third party cash flow valuation model was enhanced and incorporated these revised expectations. By June 30, 2011, payment of interest had resumed and interest payments that had been deferred for one of more quarters were paid in full on 7.3% of all surviving bank deferrals within our CDO pools.

The licensed third party cash flow model projects the expected cash flows for CDO tranches, including the expectation that deferrals that do not default will pay their contractually required back interest and return to a current status at the end of five years. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow

ZIONS BANCORPORATION AND SUBSIDIARIES

projections for each tranche of the CDO.

We utilize a present value technique both to identify the OTTI present in the CDO tranches and to estimate fair value. For purposes of determining the portion of the difference between fair value and amortized cost that is due to credit, we follow ASC 310, which includes paragraphs 12-16 of the former FASB Statement No. 114. The standard specifies that a cash flow projection can be present valued at the security specific effective interest rate and the resulting present value compared to the amortized cost in order to quantify the credit component of impairment. Since our early adoption of the new guidance under ASC 320 on January 1, 2009, we have followed this methodology to identify the credit component of impairment to be recognized in earnings each quarter.

We discount this expected and already credit adjusted cash flow of each CDO tranche at a tranche-specific discount rate which reflects the risk that the actual cash flow may vary from the expected credit adjusted cash flow for that CDO tranche. This rate is consistent with market participants’ assumptions, which include market illiquidity, and is applied to credit adjusted cash flows, as outlined in ASC 820. We follow the guidance on illiquid markets such that risk premiums should be reflective of an orderly transaction between market participants under current market conditions. Because these securities are not traded on exchanges and trading prices are not posted on the TRACE® system (Trade Reporting and Compliance Engine®), we also seek information from market participants to obtain trade price information.

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

During both the first and second quarters of 2011, we observed trades in our CDO tranches which appeared to be either orderly (that is, not distressed or forced); or whose orderliness could not be definitively refuted. Trading data was generally limited to a single transaction in each of several of our original AAA-rated tranches and several of our original A-rated tranches. In accordance with ASU 2010-06, this market price information was incorporated into our valuation process. The trading levels and effective yields of each tranche were included along with the trading yields of publicly traded trust preferred securities in order to identify the relationship between effective yield and expected loss as described above. This relationship was then used to identify appropriate discount rates to be applied to our CDO tranches.

Our June 30, 2011 valuations for bank and insurance tranches utilized a discount rate range of LIBOR + 3.75% for the highest quality/most over-collateralized insurance-only tranches and LIBOR + 34.3% for the lowest credit quality tranche, which included bank collateral, in order to reflect market level assumptions for structured finance securities. For tranches that include bank collateral, the discount rate was at least LIBOR + 4.69% for the highest quality/most over-collateralized tranches. These discount rates are applied to already credit-adjusted cash flows for each tranche. The range of the projected cumulative credit loss of the CDO pools varies extensively across pools, and at June 30, 2011 ranged between 11.4% and 66.2%.

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

At June 30, 2011, the discount rates we utilized for fair value purposes for tranches that include bank collateral were:

1)	LIBOR + 4.7% to 4.9% and averaged LIBOR + 4.8% for first priority original AAA-rated bonds;

2)	LIBOR + 4.8% to 7.8% and averaged LIBOR + 5.2% for lower priority original AAA-rated bonds;

3)	LIBOR + 5.1% to 24.0% and averaged LIBOR + 13.5% for original A-rated bonds; and

4)	LIBOR + 12.8% to 34.3% and averaged LIBOR + 28.0% for original BBB-rated bonds.

Accordingly, the wide difference between the effective interest rate used in the determination of the credit component of OTTI and the discount rate on the CDOs used in the determination of fair value results in the unrealized losses. The discount rate used for fair value purposes significantly exceeds the effective interest rate for the CDOs. The differences average approximately 4% for the original AAA-rated CDO tranches, 12% for the original A-rated CDO tranches, and 25% for the original BBB-rated CDO tranches. With the exception of certain of the most senior CDOs, most of the principal payments are not expected prior to the final maturity date, which is generally 2029 or later. High market discount rates and the long maturities of the CDO tranches result in full principal repayment contributing little to CDO tranche fair values.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	June 30, 2011
	Level 1	Level 2	Level 3	Total

ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$704,547	$1,816,524		$2,521,071
Municipal securities		119,312	$18,862	138,174
Asset-backed securities:
Trust preferred – banks and insurance		572	1,097,917	1,098,489
Trust preferred – real estate investment trusts			19,131	19,131
Auction rate			91,104	91,104
Other (including ABS CDOs)		8,098	45,376	53,474
Mutual funds and stock	157,378	6,142		163,520

	861,925	1,950,648	1,272,390	4,084,963
Trading account		51,152		51,152
Other noninterest-bearing investments:
Private equity		4,885	136,079	140,964
Other assets:
Derivatives:
Interest rate related and other		18,146		18,146
Interest rate swaps for customers		59,863		59,863
Foreign currency exchange contracts	4,078			4,078

	4,078	78,009		82,087

	$866,003	$2,084,694	$1,408,469	$4,359,166

LIABILITIES
Securities sold, not yet purchased	$8,013	$34,696		$42,709
Other liabilities:
Derivatives:
Interest rate related and other		235		235
Interest rate swaps for customers		63,460		63,460
Foreign currency exchange contracts	3,319			3,319
Total return swap			$5,420	5,420

	3,319	63,695	5,420	72,434
Other			442	442

	$11,332	$98,391	$5,862	$115,585

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2010
	Level 1	Level 2	Level 3	Total

ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$37,596	$1,391,355		$1,428,951
Municipal securities		166,667	$57,755	224,422
Asset-backed securities:
Trust preferred – banks and insurance		1,686	1,311,398	1,313,084
Trust preferred – real estate investment trusts			23,493	23,493
Auction rate			157,078	157,078
Other (including ABS CDOs)		13,015	71,821	84,836
Mutual funds and stock	177,819	6,765		184,584

	215,415	1,579,488	1,621,545	3,416,448
Trading account		85,707		85,707
Other noninterest-bearing investments:
Private equity		4,794	147,612	152,406
Other assets:
Derivatives:
Interest rate related and other		42,073		42,073
Interest rate swaps for customers		83,645		83,645
Foreign currency exchange contracts	6,128			6,128

	6,128	125,718		131,846

	$221,543	$1,795,707	$1,769,157	$3,786,407

LIABILITIES
Securities sold, not yet purchased	$39,796	$41,715		$81,511
Other liabilities:
Derivatives:
Interest rate related and other		3,864		3,864
Interest rate swaps for customers		89,178		89,178
Foreign currency exchange contracts	5,855			5,855

	5,855	93,042		98,897
Other			$470	470

	$45,651	$134,757	$470	$180,878

Selected additional information regarding key model inputs and assumptions used to fair value certain asset-backed securities by class under Level 3 include the following at June 30, 2011:

(Dollars in thousands)	Fair value at June 30, 2011		Valuation approach	Constant default rate (“CDR”)		Loss severity	Prepayment rate

Asset-backed securities:
Trust preferred – predominantly banks	$896,944		Income	Pool specific[3]		100%	Pool specific[7]
Trust preferred – predominantly insurance	356,061		Income	Pool specific[4]		100%	4.5% per year
Trust preferred – individual banks	18,493		Market

	1,271,498	[1]
Trust preferred – real estate investment trusts	19,131		Income	Pool specific[5]		22-100%	0% per year
Other (including ABS CDOs)	68,666	[2]	Income	Collateral specific	[6]	21.5-100%	Collateral weighted average life

[1]	Includes $1,098.5 million of AFS securities and $173.0 million of HTM securities.
[2]	Includes $53.5 million of AFS securities and $15.2 million of HTM securities.
[3]	CDR ranges: yr 1 – 0.01% to 7.20%; yrs 2-5 – 0.03% to 0.44%; yrs 6 to maturity – 0.50% to 0.54%.
[4]	CDR ranges: yr 1 – 0.04% to 3.91%; yrs 2-5 – 0.08% to 0.25%; yrs 6 to maturity – 0.50%.
[5]	CDR ranges: yr 1 – 4.9% to 8.8%; yrs 2-3 – 3.7% to 5.9%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.

ZIONS BANCORPORATION AND SUBSIDIARIES

[6]	These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.
[7]	CPR ranges: yrs 1-3 – 0% to 6.13%; yrs 4-5 – 0% to 18.38%; yrs 6 to maturity – 2.00%.

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

The following presents the percentage of total fair value of predominantly bank trust preferred CDOs by vintage year (origination date) according to original rating:

(Dollars in thousands)
Vintage year	Fair value at June 30, 2011	Percentage of total fair value			Percentage of total fair value by vintage
		AAA	A	BBB

2001	$98,797	9.9%	1.0%	0.1%	11.0%
2002	234,133	23.5	2.6	–	26.1
2003	296,569	22.1	10.8	0.2	33.1
2004	153,240	7.5	9.6	–	17.1
2005	15,266	1.1	0.6	–	1.7
2006	59,875	3.2	3.0	0.4	6.6
2007	39,064	4.4	–	–	4.4

	$896,944	71.7%	27.6%	0.7%	100.0%

The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended June 30, 2011
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at March 31, 2011	$19,057	$1,183,999	$19,714	$109,244	$69,487	$142,547	$(10,511)	$(442)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	21	1,413		1	34
Dividends and other investment income						4,858
Equity securities losses, net						(1,635)
Fixed income securities gains (losses), net		3,595		875	(6,935)
Net impairment losses on investment securities		(3,046)			(2,112)
Other noninterest expense
Other comprehensive income (loss)	(216)	(6,852)	(583)	(41)	5,076
Purchases						9,466
Sales		(71,940)			(19,310)	(4,009)
Redemptions and paydowns		(9,252)		(18,975)	(864)	(15,148)	5,091

Balance at June 30, 2011	$18,862	$1,097,917	$19,131	$91,104	$45,376	$136,079	$(5,420)	$(442)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Six Months Ended June 30, 2011
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2010	$22,289	$1,241,694	$19,165	$109,609	$69,630	$141,690	$(15,925)	$(561)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	190	2,890		9	73
Dividends and other investment income						5,565
Equity securities losses, net						(738)
Fixed income securities gains (losses), net	18	7,063	(3,605)	882	(6,928)
Net impairment losses on investment securities		(4,866)	(1,285)		(2,112)
Other noninterest expense								119
Other comprehensive income (loss)	(515)	(57,893)	5,394	(61)	6,400
Purchases						12,799
Sales	(895)	(72,881)	(538)	(135)	(19,310)	(7,286)
Redemptions and paydowns	(2,225)	(18,090)		(19,200)	(2,377)	(15,951)	10,505

Balance at June 30, 2011	$18,862	$1,097,917	$19,131	$91,104	$45,376	$136,079	$(5,420)	$(442)

	Level 3 Instruments
	Three Months Ended June 30, 2010
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Other liabilities

Balance at March 31, 2010	$63,206	$1,351,269	$23,854	$156,795	$57,373	$161,884	$(553)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income						2,930
Equity securities losses, net						(1,502)
Fixed income securities gains, net	404	71		38
Net impairment losses on investment securities		(14,634)	(1,643)		(1,842)
Other noninterest expense							83
Other comprehensive income (loss)	(361)	(21,846)	1,282	190	19,172
Purchases, sales, issuances, and settlements, net	(5,494)	(3,462)		55	(2,882)	(15,700)

Balance at June 30, 2010	$57,755	$1,311,398	$23,493	$157,078	$71,821	$147,612	$(470)

	Level 3 Instruments
	Six Months Ended June 30, 2010
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Other liabilities

Balance at December 31, 2009	$64,314	$1,359,444	$24,018	$159,440	$62,430	$158,941	$(522)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income						5,284
Equity securities losses, net						(4,667)
Fixed income securities gains, net	433	658		265	355
Net impairment losses on investment securities		(41,860)	(3,725)		(3,786)
Other noninterest expense							52
Other comprehensive income (loss)	(463)	(1,960)	3,150	963	24,723
Purchases, sales, issuances, and settlements, net	(6,529)	(4,884)	50	(3,590)	(11,901)	(11,946)

Balance at June 30, 2010	$57,755	$1,311,398	$23,493	$157,078	$71,821	$147,612	$(470)

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses):

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Dividends and other investment income	$1,619	$1,290	$3,250	$2,194
Equity securities gains, net	–	1,157	–	905
Fixed income securities gains (losses), net	(2,465)	513	(2,570)	1,711

Assets with fair value changes that are measured at fair value by class on a nonrecurring basis are summarized as follows:

					Gains (losses) from fair value changes
	Fair value at June 30, 2011				Three months ended	Six months ended
(In thousands)	Level 1	Level 2	Level 3	Total	June 30, 2011

ASSETS
Impaired loans		$14,555		$14,555	$(1,719)	$(5,473)
Other real estate owned		88,192		88,192	(14,182)	(35,803)

	$–	$102,747	$–	$102,747	$(15,901)	$(41,276)

					Gains (losses) from fair value changes
	Fair value at June 30, 2010				Three months ended	Six months ended
(In thousands)	Level 1	Level 2	Level 3	Total	June 30, 2010

ASSETS
HTM securities adjusted for OTTI			$3,657	$3,657	$(139)	$(151)
Impaired loans		$287,570		287,570	(21,498)	(93,145)
Other real estate owned		144,146		144,146	(51,333)	(81,307)

	$–	$431,716	$3,657	$435,373	$(72,970)	$(174,603)

Impaired (or nonperforming) loans that are collateral-dependent are fair valued under Level 2 based on the fair value of the collateral. Performing loans are not generally considered to be collateral-dependent because the primary source of loan repayment is not the liquidation of the collateral by the bank. Land loans do require the selling of parcels to meet loan repayments. Other real estate owned(“OREO”) is fair valued under Level 2 at the lower of cost or fair value based on property appraisals at the time the property is recorded in OREO and as appropriate thereafter.

Measurement of impairment for collateral-dependent loans and other real estate owned is based on third party appraisals performed and validated independently within the 90 days previous to the balance sheet date. If a third party appraisal has not been performed within the previous 90 days, we use an automated valuation service or our informed judgment (e.g., written offers, listings or appraisals on similar properties in the same market, brokers’ opinions, or a new appraisal on the subject property) to determine the appropriate value of the collateral, referencing the most recently completed and validated appraisal and comparable sales and listings as the starting point of our analysis.

The fair value of collateral is estimated based on appraisals that utilize one or more valuation techniques (income, market and/or cost approaches). The valuation method we use for our construction impaired loans is “as is.” Any adjustments to calculated fair value are made based on recently completed and validated third party appraisals, an automated valuation service, or our informed judgment. Evaluations are made to

ZIONS BANCORPORATION AND SUBSIDIARIES

determine that the appraisal process meets the relevant concepts and requirements of ASC 820.

The potential for outdated appraisals is addressed on a loan-by-loan basis during the impairment analysis according to ASC 310. We do not make high level adjustments for potentially outdated appraisals in our determination of the ALLL. As discussed in Note 5, the ASC 450 portion of our quantitative ALLL is based on a comprehensive grading system and historic loss rates. Outdated appraisals are incorporated as part of our quantitative ALLL analysis that incorporates recent loan loss history.

Impaired loans not collateral-dependent are fair valued based on the present value of future cash flows discounted at the expected coupon rates over the lives of the loans. Because the loans were not discounted at market interest rates, the valuations do not represent fair value under ASC 820 and have been excluded from the nonrecurring fair value balance in the preceding schedules. Impaired loans were reported as being fair valued under Level 3 in certain previous periods; however, upon reconsideration, the fair value process for impaired loans that are collateral dependant is considered to be substantially the same as for other real estate owned, and accordingly, has been included under Level 2.

Fair Value Option

At June 30, 2011, no financial assets or liabilities were recorded at fair value under the fair value option allowed in ASC 825, Financial Instruments.

Fair Value of Certain Financial Instruments

Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	June 30, 2011		June 30, 2010
(In thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
HTM investment securities	$829,702	$762,998	$852,606	$802,370
Loans and leases (including loans held for sale), net of allowance	35,744,787	35,426,094	36,628,561	36,328,746

Financial liabilities:
Time deposits	3,775,409	3,811,120	4,664,845	4,718,138
Foreign deposits	1,437,067	1,438,250	1,683,925	1,684,090
Other short-term borrowings	147,945	149,265	218,589	221,776
Long-term debt (less fair value hedges)	1,867,326	2,260,641	1,919,163	2,373,906

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

10.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The following are guarantees issued by the Company:

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Standby letters of credit:
Financial	$918,520	$921,257	$1,000,033
Performance	173,373	185,854	207,838

	$1,091,893	$1,107,111	$1,207,871

The Company’s 2010 Annual Report on Form 10-K contains further information about these letters of credit including their terms and collateral requirements. At June 30, 2011, the Company had recorded approximately $14.7 million as a liability for these guarantees, which consisted of $9.3 million attributable to the reserve for unfunded lending commitments and $5.4 million of deferred commitment fees.

As of June 30, 2011, the Parent has guaranteed approximately $300 million of debt of affiliated trusts issuing trust preferred securities.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

decisions by courts, arbitrators or governmental or self-regulatory agencies, or other factors, and could have a material adverse effect on our results of operations for a particular reporting period depending, in part, on our results for that period.

11.	RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
	Three Months Ended June 30,						Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Service cost	$46	$53	$–	$–	$8	$9	$92	$106	$–	$–	$16	$18
Interest cost	2,087	2,162	140	147	14	16	4,173	4,323	279	318	27	26
Expected return on plan assets	(3,111)	(2,053)					(6,221)	(4,106)
Loss due to settlement			–							13
Amortization of prior service cost (credit)			31	31	(61)	(61)			62	62	(122)	(122)
Amortization of net actuarial (gain) loss	1,305	1,488	(4)	(2)	(31)	(37)	2,611	2,976	(8)	18	(63)	(74)

Net periodic benefit cost (credit)	$327	$1,650	$167	$176	$(70)	$(73)	$655	$3,299	$333	$411	$(142)	$(152)

As disclosed in the Company’s 2010 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

12.	OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of June 30, 2011, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 106 branches in Utah and 27 branches in Idaho. CB&T operates 103 branches in California. Amegy operates 83 branches in Texas. NBA operates 74 branches in Arizona. NSB operates 53 branches in Nevada. Vectra operates 38 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, each subsidiary bank, except for NSB, NBA and TCBO, operates a foreign branch in the Grand Cayman Islands.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2011 and 2010:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

CONDENSED INCOME STATEMENT
Net interest income	$176.4	$186.0	$128.4	$119.3	$98.3	$98.8	$43.3	$44.6	$35.3	$33.9
Provision for loan losses	21.6	90.5	(5.8)	40.6	(0.2)	46.4	1.8	4.8	(18.2)	34.3

Net interest income after provision for loan losses	154.8	95.5	134.2	78.7	98.5	52.4	41.5	39.8	53.5	(0.4)
Net impairment losses on investment securities	–	–	–	–	–	–	–	–	–	–
Loss on sale of investment securities to Parent	–	–	–	–	–	–	–	–	–	–
Other noninterest income	49.6	40.9	23.8	25.5	39.3	37.1	9.5	8.3	10.1	10.4
Noninterest expense	137.2	145.8	93.1	81.5	84.1	78.6	37.0	47.8	35.7	39.5

Income (loss) before income taxes	67.2	(9.4)	64.9	22.7	53.7	10.9	14.0	0.3	27.9	(29.5)
Income tax expense (benefit)	23.0	(11.5)	26.0	8.4	17.7	2.6	5.5	0.1	9.8	(10.4)

Net income (loss)	44.2	2.1	38.9	14.3	36.0	8.3	8.5	0.2	18.1	(19.1)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	44.2	2.1	38.9	14.3	36.0	8.3	8.5	0.2	18.1	(19.1)
Preferred stock dividends	–	–	–	–	–	–	–	–	–	–
Preferred stock redemption	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$44.2	$2.1	$38.9	$14.3	$36.0	$8.3	$8.5	$0.2	$18.1	$(19.1)

AVERAGE BALANCE SHEET DATA
Total assets	$16,149	$18,598	$10,804	$11,084	$11,235	$11,769	$4,482	$4,434	$4,169	$4,070
Net loans and leases	12,799	13,618	8,285	8,588	7,794	7,920	3,305	3,379	2,408	2,586
Total deposits	13,621	14,313	9,221	9,698	8,712	9,288	3,745	3,698	3,548	3,452
Shareholder’s equity:
Preferred equity	480	480	262	262	488	487	305	305	360	360
Common equity	1,285	1,286	1,224	1,143	1,544	1,447	332	323	235	253
Noncontrolling interests	–	(1)	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,765	1,765	1,486	1,405	2,032	1,934	637	628	595	613

	Vectra		TCBW		Other		Consolidated Company
	2011	2010	2011	2010	2011	2010	2011	2010

CONDENSED INCOME STATEMENT
Net interest income	$26.0	$27.1	$7.6	$7.6	$(99.1)	$(104.0)	$416.2	$413.3
Provision for loan losses	(1.2)	8.3	3.2	3.8	0.1	(0.1)	1.3	228.6

Net interest income after provision for loan losses	27.2	18.8	4.4	3.8	(99.2)	(103.9)	414.9	184.7
Net impairment losses on investment securities	–	(0.7)	–	–	(5.2)	(17.4)	(5.2)	(18.1)
Loss on sale of investment securities to Parent	–	–	–	–	–	–	–	–
Other noninterest income	5.3	7.3	0.8	0.6	(4.9)	(2.6)	133.5	127.5
Noninterest expense	26.3	24.0	3.9	4.6	(1.0)	8.6	416.3	430.4

Income (loss) before income taxes	6.2	1.4	1.3	(0.2)	(108.3)	(132.5)	126.9	(136.3)
Income tax expense (benefit)	2.1	0.2	0.4	(0.1)	(30.2)	(12.2)	54.3	(22.9)

Net income (loss)	4.1	1.2	0.9	(0.1)	(78.1)	(120.3)	72.6	(113.4)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(0.2)	(0.4)	(0.2)	(0.4)

Net income (loss) applicable to controlling interest	4.1	1.2	0.9	(0.1)	(77.9)	(119.9)	72.8	(113.0)
Preferred stock dividends	–	–	–	–	(43.8)	(25.3)	(43.8)	(25.3)
Preferred stock redemption	–	–	–	–	–	3.1	–	3.1

Net earnings (loss) applicable to common shareholders	$4.1	$1.2	$0.9	$(0.1)	$(121.7)	$(142.1)	$29.0	$(135.2)

AVERAGE BALANCE SHEET DATA
Total assets	$2,245	$2,330	$852	$813	$1,056	$(1,228)	$50,992	$51,870
Net loans and leases	1,791	1,883	586	575	(128)	62	36,840	38,611
Total deposits	1,873	1,935	671	613	(506)	(767)	40,885	42,230
Shareholder’s equity:
Preferred equity	70	71	15	15	266	(355)	2,246	1,625
Common equity	204	195	72	70	(298)	(346)	4,598	4,371
Noncontrolling interests	–	–	–	–	(1)	17	(1)	16
Total shareholder’s equity	274	266	87	85	(33)	(684)	6,843	6,012

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2011 and 2010:

(In millions)	Zions Bank		CB& T		Amegy		NBA		NSB
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

CONDENSED INCOME STATEMENT
Net interest income	$349.0	$366.3	$257.1	$232.7	$191.3	$199.2	$86.4	$89.8	$68.4	$70.0
Provision for loan losses	60.6	177.6	5.4	82.5	3.1	97.2	2.5	26.0	(17.4)	87.0

Net interest income after provision for loan losses	288.4	188.7	251.7	150.2	188.2	102.0	83.9	63.8	85.8	(17.0)
Net impairment losses on investment securities	–	–	–	–	–	–	–	–	–	–
Loss on sale of investment securities to Parent	–	(54.8)	(13.5)	–	–	–	–	–	–	–
Other noninterest income	99.1	85.1	62.2	51.8	73.3	72.4	18.0	15.8	18.7	19.8
Noninterest expense	265.6	275.1	183.4	156.8	164.0	153.4	82.1	87.5	70.3	76.0

Income (loss) before income taxes	121.9	(56.1)	117.0	45.2	97.5	21.0	19.8	(7.9)	34.2	(73.2)
Income tax expense (benefit)	41.2	(8.5)	46.5	21.0	31.9	4.9	7.8	(3.1)	11.9	(25.8)

Net income (loss)	80.7	(47.6)	70.5	24.2	65.6	16.1	12.0	(4.8)	22.3	(47.4)
Net income (loss) applicable to noncontrolling interests	–	0.1	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	80.7	(47.7)	70.5	24.2	65.6	16.1	12.0	(4.8)	22.3	(47.4)
Preferred stock dividends	–	–	–	–	–	–	–	–	–	–
Preferred stock redemption	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$80.7	$(47.7)	$70.5	$24.2	$65.6	$16.1	$12.0	$(4.8)	$22.3	$(47.4)

AVERAGE BALANCE SHEET DATA
Total assets	$16,158	$18,705	$10,785	$11,064	$11,228	$11,603	$4,455	$4,439	$4,134	$4,087
Net loans and leases	12,814	13,717	8,316	8,708	7,683	8,075	3,289	3,452	2,416	2,644
Total deposits	13,557	14,140	9,217	9,693	8,706	9,192	3,728	3,705	3,518	3,458
Shareholder’s equity:
Preferred equity	480	470	262	262	488	439	305	354	360	360
Common equity	1,289	1,289	1,207	1,139	1,527	1,443	328	278	231	268
Noncontrolling interests	–	–	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,769	1,759	1,469	1,401	2,015	1,882	633	632	591	628

	Vectra		TCBW		Other		Consolidated Company
	2011	2010	2011	2010	2011	2010	2011	2010

CONDENSED INCOME STATEMENT
Net interest income	$51.8	$54.4	$15.2	$15.0	$(179.2)	$(158.8)	$840.0	$868.6
Provision for loan losses	1.9	17.2	5.1	6.7	0.1	–	61.3	494.2

Net interest income after provision for loan losses	49.9	37.2	10.1	8.3	(179.3)	(158.8)	778.7	374.4
Net impairment losses on investment securities	–	(0.9)	–	–	(8.3)	(48.4)	(8.3)	(49.3)
Loss on sale of investment securities to Parent	–	–	–	–	13.5	54.8	–	–
Other noninterest income	10.8	16.0	1.3	1.1	(12.6)	4.3	270.8	266.3
Noninterest expense	51.0	45.7	8.4	8.8	(0.2)	16.1	824.6	819.4

Income (loss) before income taxes	9.7	6.6	3.0	0.6	(186.5)	(164.2)	216.6	(228.0)
Income tax expense (benefit)	3.1	6.4	0.9	0.1	(51.9)	(46.5)	91.4	(51.5)

Net income (loss)	6.6	0.2	2.1	0.5	(134.6)	(117.7)	125.2	(176.5)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(0.5)	(3.4)	(0.5)	(3.3)

Net income (loss) applicable to controlling interest	6.6	0.2	2.1	0.5	(134.1)	(114.3)	125.7	(173.2)
Preferred stock dividends	–	–	–	–	(81.9)	(51.6)	(81.9)	(51.6)
Preferred stock redemption	–	–	–	–	–	3.1	–	3.1

Net earnings (loss) applicable to common shareholders	$6.6	$0.2	$2.1	$0.5	$(216.0)	$(162.8)	$43.8	$(221.7)

AVERAGE BALANCE SHEET DATA
Total assets	$2,249	$2,370	$852	$819	$988	$(1,375)	$50,849	$51,712
Net loans and leases	1,787	1,903	577	575	(128)	63	36,754	39,137
Total deposits	1,873	1,964	670	615	(532)	(729)	40,737	42,038
Shareholder’s equity:
Preferred equity	70	68	15	15	182	(401)	2,162	1,567
Common equity	203	198	71	70	(236)	(384)	4,620	4,301
Noncontrolling interests	–	–	–	–	(1)	16	(1)	16
Total shareholder’s equity	273	266	86	85	(55)	(769)	6,781	5,884

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

changes in political and economic conditions, including without limitation the political and economic effects of the current economic crisis, delay of recovery from the current economic crisis, potential downgrade of ratings of U.S. sovereign debt and debt guaranteed by the U.S., failure of the U.S. government to timely discharge its financial obligations, and other major developments, including wars, military actions, and terrorist attacks;

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

•

changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, and the Federal Deposit Insurance Corporation (“FDIC”);

•

the Company’s participation in and exit from governmental programs implemented under the EESA and the ARRA, including the TARP and CPP, and the impact of such programs and related regulations on the Company and on international, national, and local economic and financial markets and conditions;

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

•	the impact of the financial reform bill, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, and rules and regulations thereunder, many of which have not yet been promulgated;

•	new capital and liquidity requirements, which U.S. regulatory agencies are expected to establish in response to new international standards known as Basel III;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	demand for financial services in the Company’s market areas;

•	inflation and deflation;

•	technological changes and the Company’s implementation of new technologies;

•	the Company’s ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and

•	increased costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

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

RESULTS OF OPERATIONS

The Company reported net earnings applicable to common shareholders of $29.0 million or $0.16 per diluted share for the second quarter of 2011 compared to a net loss applicable to common shareholders of $135.2 million or $0.84 per diluted share for the same period in 2010. The improved result was mainly caused by the following favorable changes:

•	$227.3 million decrease in the provision for loan losses;

•	$24.5 million decrease in other real estate expense;

•	$12.9 million decrease in net impairment losses on investment securities;

•	$11.2 million decrease in FDIC premiums;

•	$8.4 million increase in dividends and other investment income; and

•	$5.7 million increase in fair value and nonhedge derivative income.

The impact of these items was partially offset by the following:

•	$77.2 million increase in income tax expense;

•	$18.5 million increase in preferred dividends;

•	$16.4 million increase in salaries and employee benefits;

•	$9.8 million increase in other noninterest expense; and

•	$9.0 million decrease in service charges and fees on deposit accounts.

Net earnings applicable to common shareholders for the first six months of 2011 was $43.8 million, or $0.24 per diluted share, compared to a net loss applicable to common shareholders of $221.7 million, or $1.42 per diluted share for the corresponding period in 2010. The improved result reflects the following:

•	$432.9 million decrease in the provision for loan losses;

•	$41.1 million decrease in net impairment losses on investment securities;

•	$33.0 million decrease in other real estate expense;

•	$19.2 million increase in other noninterest income; and

•	$11.3 million decrease in FDIC premiums.

The impact of these items was partially offset by the following:

•	$142.9 million increase in income tax expense;

•	$30.2 million increase in preferred dividends;

•	$28.6 million decrease in net interest income;

•	$27.0 million increase in salaries and employee benefits;

•	$21.7 million increase in other noninterest expense;

•	$16.1 million decrease in service charges and fees on deposit accounts; and

•	$14.5 million decrease in gain on subordinated debt exchange.

During the second quarter of 2009, the Company executed a subordinated debt modification and exchange transaction. The original discount on the convertible subordinated debt was $679 million and the remaining discount at June 30, 2011 was $259 million. It included the following components:

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

Excluding the impact of these noncash expenses, income before income taxes and subordinated debt conversions for the second quarter of 2011 increased to $199.7 million compared to a loss of $61.1 million in the second quarter of 2010, and has improved each quarter since the fourth quarter of 2009.

	Three Months Ended
(In thousands)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010

Income (loss) before income taxes (GAAP)	$126,935	$89,624	$(96,491)	$(78,637)	$(136,259)
Convertible subordinated debt discount amortization	11,439	13,120	13,763	14,711	14,728
Accelerated convertible subordinated debt discount amortization	61,353	40,994	73,320	27,462	60,481

Income (loss) before income taxes and subordinated debt conversions (non-GAAP)	$199,727	$143,738	$(9,408)	$(36,464)	$(61,050)

The impact of the conversion of convertible subordinated debt into preferred stock is further detailed in the “Capital Management” section.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on interest-bearing assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income for the second quarter of 2011 was $421.2 million compared to $419.0 million for the comparable period of 2010. The increase reflects the effect of many factors, including lower balances of and lower interest rates paid on interest bearing deposits, as well as lower balances of borrowed funds. Their positive impact is partially offset by the accelerated amortization of subordinated debt discount, and lower balances of loans, and lower interest rates earned on securities. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

By its nature, net interest income is especially sensitive to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities can significantly impact net interest income. Average total loans and leases for the first six months of 2011 were 6.1% lower than the average total loans and leases for the first six months of 2010, while average interest-bearing liabilities were 8.4% lower for the same comparable periods. The average interest rate earned on net loans and leases excluding FDIC supported loans decreased from 5.60% to 5.49% for the first six months of 2010 and 2011, respectively, while the rate paid on interest bearing deposits declined from 0.75% to 0.53%. Additionally, the mix of deposit funding improved. For the six months ended June 30, 2011 average noninterest-bearing deposits accounted for 34.2% of total average deposits, while for the same period in 2010 it was 30.8%. See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and associated risk.

A gauge that we use to measure the Company’s success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 3.62% for the second quarter of 2011, compared to 3.58% for the same period in 2010, and 3.76% for the first quarter of 2011. During the second quarter of 2011 and 2010, the net interest margin was negatively impacted by 53 and 52 basis points, respectively, for the accelerated discount amortization resulting from the conversion of convertible subordinated debt to preferred stock, and by 10 and 12 basis points, respectively, for the discount amortization related to the convertible subordinated debt. For the second quarters of 2011 and 2010, this unfavorable impact was partially mitigated by increased interest income resulting from the accretion of interest income on acquired loans based on increased projected cash flows, and by the increased volume of noninterest-bearing deposit funding.

The Company believes that its “core net interest margin” is more reflective of its operating performance than the reported net interest margin. We calculate the “core net interest margin” by excluding the impact of discount amortization on convertible subordinated debt, accelerated discount amortization on convertible subordinated debt, and additional accretion of interest income on acquired loans from the net interest margin. The “core net interest margin” was 4.07% and 4.14% for the second quarters of 2011 and 2010, respectively. See “GAAP to non-GAAP Reconciliations” for a reconciliation between the GAAP net interest margin and the non-GAAP “core net interest margin.”

The spread on average interest-bearing funds for the second quarter of 2011 was 2.90%, compared to 2.89% in the same period in 2010. The spread on average interest-bearing funds for the second quarter of 2011 was affected by most of the same factors that had an impact on the net interest margin.

The net interest margin will continue to be adversely affected in future quarters by the level of nonperforming assets and the amortization of the discount related to the debt modification transactions, including the accelerated amortization of discount to the extent that holders of the modified debt elect to convert their holdings to preferred stock. The unamortized discount on the convertible subordinated debt was $259 million as of June 30, 2011, or 44.7% of the total $579 million of remaining outstanding convertible subordinated notes and will be amortized as interest expense over the remaining life of the debt using the interest method.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. For a number of quarters in the recent period of historically low interest rates, the Company has maintained an interest rate risk position that is more asset sensitive than it was prior to the economic crisis, and it expects to maintain this more asset sensitive position for a prolonged period. With interest rates at historically low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual rate risk position are highly dependent upon a number of assumptions regarding the re-pricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in the Company’s 2010 Annual Report on Form 10-K in Interest Rate Risk on page 75 and in this filing in “Interest Rate Risk.”

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(Amounts in thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$4,792,704	$3,199	0.27%	$3,853,275	$2,601	0.27%
Securities:
Held-to-maturity	821,768	11,289	5.51%	888,466	14,093	6.36%
Available-for-sale	4,031,836	22,788	2.27%	3,364,126	22,433	2.67%
Trading account	60,894	538	3.54%	72,322	657	3.64%

Total securities	4,914,498	34,615	2.83%	4,324,914	37,183	3.45%

Loans held for sale	144,048	1,525	4.25%	166,612	1,937	4.66%

Loans:
Net loans and leases excluding FDIC-supported loans [2]	35,960,395	490,083	5.47%	37,345,580	521,087	5.60%

FDIC-supported loans	879,290	34,298	15.65%	1,265,319	26,537	8.41%

Total loans and leases	36,839,685	524,381	5.71%	38,610,899	547,624	5.69%

Total interest-earning assets	46,690,935	563,720	4.84%	46,955,700	589,345	5.03%

Cash and due from banks	1,036,501			1,444,343
Allowance for loan losses	(1,321,098)			(1,594,814)
Goodwill	1,015,161			1,015,161
Core deposit and other intangibles	79,950			104,083
Other assets	3,490,867			3,945,496

Total assets	$50,992,316			$51,869,969

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$6,548,676	4,776	0.29%	$6,026,526	5,230	0.35%
Money market	14,827,231	17,904	0.48%	16,292,870	28,894	0.71%
Time under $100,000	1,835,172	4,291	0.94%	2,247,255	7,643	1.36%
Time $100,000 and over	2,019,469	5,120	1.02%	2,590,056	8,376	1.30%
Foreign	1,490,636	2,166	0.58%	1,754,944	2,610	0.60%

Total interest-bearing deposits	26,721,184	34,257	0.51%	28,911,651	52,753	0.73%

Borrowed funds:
Securities sold, not yet purchased	37,989	394	4.16%	41,473	511	4.94%
Federal funds purchased and security repurchase agreements	660,017	200	0.12%	871,441	311	0.14%
Other short-term borrowings	169,574	1,189	2.81%	205,373	2,664	5.20%
Long-term debt	1,897,887	106,454	22.50%	1,978,693	114,153	23.14%

Total borrowed funds	2,765,467	108,237	15.70%	3,096,980	117,639	15.24%

Total interest-bearing liabilities	29,486,651	142,494	1.94%	32,008,631	170,392	2.14%

Noninterest-bearing deposits	14,163,514			13,318,836
Other liabilities	499,072			530,457

Total liabilities	44,149,237			45,857,924
Shareholders’ equity:
Preferred equity	2,246,088			1,624,856
Common equity	4,598,336			4,371,255

Controlling interest shareholders’ equity	6,844,424			5,996,111
Noncontrolling interest	(1,345)			15,934

Total shareholders’ equity	6,843,079			6,012,045

Total liabilities and shareholders’ equity	$50,992,316			$51,869,969

Spread on average interest-bearing funds			2.90%			2.89%
Taxable-equivalent net interest income and net yield on interest-earning assets		$421,226	3.62%		$418,953	3.58%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(Amounts in thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

ASSETS
Money market investments	$4,654,089	$6,042	0.26%	$3,044,720	$4,040	0.27%
Securities:
Held-to-maturity	827,353	22,336	5.44%	893,996	24,914	5.62%
Available-for-sale	4,069,212	45,828	2.27%	3,371,487	46,052	2.75%
Trading account	55,362	990	3.61%	61,884	1,132	3.69%

Total securities	4,951,927	69,154	2.82%	4,327,367	72,098	3.36%

Loans held for sale	152,016	3,126	4.15%	172,987	4,300	5.01%

Loans:
Net loans and leases excluding FDIC-supported loans [2]	35,838,713	975,698	5.49%	37,807,534	1,048,984	5.60%
FDIC-supported loans	915,483	67,467	14.86%	1,329,192	45,739	6.94%

Total loans and leases	36,754,196	1,043,165	5.72%	39,136,726	1,094,723	5.64%

Total interest-earning assets	46,512,228	1,121,487	4.86%	46,681,800	1,175,161	5.08%

Cash and due from banks	1,057,568			1,362,632
Allowance for loan losses	(1,372,116)			(1,580,057)
Goodwill	1,015,161			1,015,161
Core deposit and other intangibles	82,646			107,400
Other assets	3,553,957			4,124,812

Total assets	$50,849,444			$51,711,748

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$6,475,370	9,557	0.30%	$5,935,037	10,390	0.35%
Money market	14,922,532	36,937	0.50%	16,403,463	60,123	0.74%
Time under $100,000	1,872,011	9,097	0.98%	2,306,123	16,023	1.40%
Time $100,000 and over	2,083,132	10,916	1.06%	2,749,800	17,193	1.26%
Foreign	1,464,950	4,234	0.58%	1,709,415	5,100	0.60%

Total interest-bearing deposits	26,817,995	70,741	0.53%	29,103,838	108,829	0.75%

Borrowed funds:
Securities sold, not yet purchased	35,038	737	4.24%	45,834	1,042	4.58%
Federal funds purchased and security repurchase agreements	681,875	431	0.13%	1,003,843	867	0.17%
Other short-term borrowings	171,451	2,795	3.29%	178,935	4,644	5.23%
Long-term debt	1,918,788	196,326	20.63%	2,011,467	179,845	18.03%

Total borrowed funds	2,807,152	200,289	14.39%	3,240,079	186,398	11.60%

Total interest-bearing liabilities	29,625,147	271,030	1.84%	32,343,917	295,227	1.84%

Noninterest-bearing deposits	13,919,432			12,933,778
Other liabilities	523,451			550,133

Total liabilities	44,068,030			45,827,828
Shareholders’ equity:
Preferred equity	2,162,287			1,567,346
Common equity	4,620,365			4,300,531

Controlling interest shareholders’ equity	6,782,652			5,867,877
Noncontrolling interests	(1,238)			16,043

Total shareholders’ equity	6,781,414			5,883,920

Total liabilities and shareholders’ equity	$50,849,444			$51,711,748

Spread on average interest-bearing funds			3.02%			3.24%
Taxable-equivalent net interest income and net yield on interest-earning assets		$850,457	3.69%		$879,934	3.80%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based upon the inherent risks associated with such commitments. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various portfolios, the levels of actual charge-offs, and credit trends and environmental factors. See Note 5 of the Notes to Consolidated Financial Statements and “Credit Risk Management” for more information on how we determine the appropriate level for the allowance for loan and lease losses and the reserve for unfunded lending commitments.

The provision for loan losses for the second quarter of 2011 was $1.3 million compared to $228.7 million for the same period in 2010. For the first six months of 2011 and 2010 the provision for loan losses was $61.3 million and $494.2 million, respectively. The decrease in the provision reflects an improvement in credit metrics, including lower levels of criticized and classified loans, lower realized loss rates in most loan segments, and lower balances in construction and land development loans, which declined by 38.5% from June 30, 2010.

Net loan and lease charge-offs fell to $112.2 million in the second quarter of 2011, compared to $255.2 million in the corresponding period in 2010. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

During the second quarter of 2011, the Company experienced improved credit quality of unfunded lending commitments and released $1.9 million from the related reserve, while it had incurred $0.5 million of provision expense in the corresponding prior year period. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as fluctuations in credit quality and historical loss experience.

Although classified and nonperforming loan volumes continue to be elevated, most measures of credit quality continued to show significant improvement during the first six months of 2011. The Company also experienced a decrease in special mention, classified, nonaccrual, and past due loans, as well as improvements in other credit metrics. Barring any significant economic downturn, the Company expects continued lower credit costs for the next several quarters due to reductions in loan balances in loan categories that have exhibited higher loss rates, such as construction and land development loans. We also anticipate continued reductions in criticized and classified loans of most types, and continued reduction in net charge-offs for at least the next several quarters, compared to the elevated levels experienced in 2009 and 2010.

Noninterest Income

Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. For the second quarter of 2011, noninterest income was $128.3 million compared to $109.4 million for the second quarter of 2010. The increase is mainly due to a $12.9 million reduction in net impairment losses on investment securities, an $8.4 million increase in dividends and other investment income, a $5.7 million increase in fair value and nonhedge derivative income, partially offset by a $9.0 million decline in services charges and fees on deposit accounts. Other significant changes in income that contributed to the change for the second quarter of 2011 are discussed below.

Service charges and fees on deposit accounts decreased to $42.9 million in the second quarter of 2011 from $51.9 million earned in the second quarter of 2010. This decline is primarily due to decreased nonsufficient funds (“NSF”) handling fees attributable to the implementation of revisions to Regulation E, as well as decreased account analysis fees charged on business accounts.

On June 29, 2011, the Federal Reserve voted to adopt regulations implementing the Durbin Amendment of The Dodd-Frank Act, which will limit debit card interchange fees charged by banks. The Company estimates the annual negative impact on bankcard fees to be approximately $35 million to $40 million pretax, or $8.75 million to $10.0 million quarterly beginning in the fourth quarter of 2011. This negative impact will reduce fee income recognized in other service charges, commissions and fees.

Dividends and other investment income increased by 94.2% during the second quarter of 2011 from the $8.9 million earned during the second quarter of 2010. The increase is primarily attributable to higher earnings from noninterest-bearing investments including Farmer Mac and a one-time gain related to the increase in the value of the Company’s investment in IdenTrust.

Loan sales and servicing income increased to $9.8 million during the second quarter of 2011 from $5.6 million earned during the second quarter of 2010. The increase was primarily driven by sales of several large commercial real estate loans at Amegy and Zions Bank.

Fair value and nonhedge derivative income was $4.2 million in the second quarter of 2011, while the Company had incurred a loss of $1.6 million in the same prior year period. The increased income was mainly due to an increase in the value of Eurodollar futures contracts.

The Company recognized net credit related impairment losses on CDO investment securities of $5.2 million during the second quarter of 2011 compared to $18.1 million during the corresponding period in 2010. See “Investment Securities Portfolio” for additional information.

Fixed income securities generated net losses of $2.4 million in the second quarter of 2011 compared to a $0.5 million gain in the same prior year period. The Company realized a $2.8 million gain from the sale of $69.1 million (amortized cost) of bank and insurance CDOs. This was offset by a $6.9 million loss on the sale of $26.2 million (amortized cost) of CDOs, which had originally been rated AAA.

For the first half of 2011, the Company earned $262.5 million of noninterest income compared to $217.0 million in the same prior year period. Explanations provided previously for the quarterly changes also apply to the year-to-date changes.

During the first six months of 2010, the Company exchanged $55.6 million of nonconvertible subordinated debt for 2,165,391 shares of common stock, resulting in a $14.5 million gain.

Noninterest Expense

Noninterest expense for the second quarter of 2011 was $416.3 million, a 3.3% decrease from the second quarter of 2010. The decrease is primarily due to a $24.5 million decrease in OREO expense, and an $11.2 million decrease in FDIC premiums, partially offset by a $16.4 million increase in salaries and employee benefits, and a $9.8 million increase in other noninterest expense.

Salaries and employee benefits were $222.1 million and $205.8 million for the second quarters of 2011 and 2010, respectively. Most of the increase is due to higher bonus, incentive, and other compensation expenses, which resulted from the Company’s improved financial performance.

Other real estate expense decreased by 57.8% compared to the second quarter of 2010. The decrease is primarily driven by lower OREO balances and lower write-downs of OREO values during work-out. Additionally, some OREO properties were sold at a net gain.

FDIC premiums for the second quarter of 2011 decreased by $11.2 million from the corresponding period in 2010. The decrease is mostly caused by the change in the premium assessment formulas prescribed by the FDIC.

Other noninterest expense increased by $9.8 million from the second quarter of 2010. Most of the increase resulted from the write-down of the FDIC indemnification asset attributable to loans purchased from the FDIC during 2009. The loans have performed better than expected, and therefore the indemnification asset has declined in value. This write-down is more than offset by an increase in interest income accreted on those loans.

For the first six months of 2011, noninterest expense was $824.6 million compared to $819.5 million in the corresponding prior year period. Explanations provided previously for the quarterly changes also apply to the year-to-date changes.

Legal and professional services were $3.7 million lower in the first six months of 2011 than in the same prior year period. The increased legal and professional services during 2010 relate to the various capital transactions executed in 2010.

At June 30, 2011, the Company had 10,548 full-time equivalent employees, compared to 10,524 at December 31, 2010 and 10,543 at June 30, 2010.

Income Taxes

The Company’s income tax expense for the second quarter of 2011 was $54.3 million compared to an income tax benefit of $22.9 million for the same period in 2010. The effective income tax rates, including the effects of noncontrolling interests, for the second quarter of 2011 and 2010 were 42.7% and 16.9%, respectively. The tax expense rate for the second quarter of 2011 was increased by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during the quarter. The tax benefit rate for the second quarter of 2010 was reduced primarily by the impact of the taxable surrender of certain bank-owned life insurance policies and the nondeductibility of a portion of the accelerated discount amortization from the subordinated debt conversions. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $0.6 million for the second quarter of 2011 and by $1.5 million for the second quarter of 2010.

The Company had a net deferred tax asset (“DTA”) balance of $481 million at June 30, 2011, compared to $540 million at December 31, 2010. The decrease in the DTA resulted primarily from loan charge-offs in excess of loan loss provisions, security and derivative fair value adjustments and the utilization of net operating loss and tax credit carryforward items. The decrease in the deferred tax liability related to the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock did offset some of the overall decrease in DTA. The Company did not record an additional valuation allowance as of June 30, 2011. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carry back net operating losses to prior tax periods, tax planning strategies that are prudent and feasible and current forecasts of future taxable income, including the reversal of deferred tax liabilities (“DTLs”), which can absorb losses generated in or carried forward to a particular tax year. After evaluating all of the factors and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed. In addition, the Company has pursued strategies which may have the effect of mitigating the future possibility of a DTA valuation allowance.

BALANCE SHEET ANALYSIS

Interest-Earning Assets

Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets, while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases. Another of our goals is to maintain a higher-yielding mix of interest earning assets, such as loans, relative to lower-yielding assets, such as money market investments and securities, while maintaining adequate levels of highly liquid assets. The current period of slow economic growth, accompanied by the low loan demand experienced in recent quarters, has made it difficult to consistently achieve these goals due to higher levels of deposit funding that cannot be deployed in other than low-yielding, liquid assets.

Average interest-earning assets were $46.5 billion for the first six months of 2011 compared to $46.7 billion for the same period in 2010. Average interest-earning assets as a percentage of total average assets for the first six months of 2011 was 91.5% compared to 90.3% for the comparable period of 2010. Average loans and leases were $36.8 billion for the first six months of 2011 compared to $39.1 billion for the same period in 2010. Average loans and leases as a percentage of total average assets for the first six months of 2011 was 72.3% compared to 75.7% for the same period in 2010.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, grew by 52.9% to $4.7 billion for the first six months of 2011 compared to $3.0 billion for the same period of 2010. Average securities increased by 14.4%, but average net loans and leases decreased by 6.1% for the first six months of 2011 compared to the same period in 2010. The increases in average money market investments and average securities are a reflection of the fact that loan balances have decreased at a faster pace than the net decrease in customer deposits and other funding sources.

Investment Securities Portfolio

We invest in securities to generate revenues for the Company; portions of the portfolio are also available as a source of liquidity. The following schedules present a profile of the Company’s investment securities portfolio with asset-backed securities classified by credit ratings. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security, and credit impairment losses. The estimated fair value measurement levels and methodology are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements.

The first two tables present the Company’s asset-backed securities, classified by the highest of the ratings and the lowest of the ratings from any of Moody’s Investors Service, Fitch Ratings or Standard & Poors.

In the discussion of our investment portfolio below, we have included certain credit rating information, because that information is one indication of the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could indicate an increased level of risk for the Company. We note that the Dodd-Frank Act requires that the use of rating agency ratings cannot be mandated by any Federal agency for any purpose after July 21, 2011. It is difficult at this time, to assess the impact, if any, this new requirement may have on the valuations of the Company’s investment securities.

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING *

As of June 30, 2011

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

Held-to-maturity
Municipal securities	$570	$567	$–	$567	$8	$575
Asset-backed securities:
Trust preferred securities – predominantly bank
Noninvestment grade	63	63	(7)	56	(25)	31
Noninvestment grade – OTTI/PIK’d [2]	26	25	(3)	22	(12)	10

	89	88	(10)	78	(37)	41

Trust preferred securities – predominantly insurance
Noninvestment grade	176	176	(14)	162	(30)	132

	176	176	(14)	162	(30)	132

Other
AAA rated	1	1	–	1	–	1
Noninvestment grade	20	18	–	18	(8)	10
Noninvestment grade – OTTI/PIK’d [2]	11	7	(3)	4	–	4

	32	26	(3)	23	(8)	15

	867	857	(27)	830	(67)	763

Available-for-sale
U.S. Treasury securities	706	706	–	706		706
U.S. Government agencies and corporations:
Agency securities	177	177	6	183		183
Agency guaranteed mortgage-backed securities	579	598	16	614		614
Small Business Administration loan-backed securities	947	1,021	(4)	1,017		1,017
Municipal securities	138	136	2	138		138
Asset-backed securities:
Trust preferred securities – predominantly bank
AAA rated	8	8	–	8		8
AA rated	106	73	3	76		76
A rated	278	226	(18)	208		208
BBB rated	218	211	(74)	137		137
Noninvestment grade	339	306	(108)	198		198
Noninvestment grade – OTTI/PIK’d 2	971	725	(495)	230		230

	1,920	1,549	(692)	857		857

Trust preferred securities – predominantly insurance
AA rated	67	61	–	61		61
A rated	31	31	(4)	27		27
Noninvestment grade	188	188	(56)	132		132
Noninvestment grade – OTTI/PIK’d 2	6	6	(2)	4		4

	292	286	(62)	224		224

Trust preferred securities – single banks Not rated	25	25	(7)	18		18

	25	25	(7)	18		18

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(2)	14		14
Noninvestment grade – OTTI/PIK’d [2]	45	24	(19)	5		5

	70	40	(21)	19		19

Auction rate securities
AAA rated	98	92	(1)	91		91

	98	92	(1)	91		91

Other
AAA rated	8	7	1	8		8
AA rated	13	13	(4)	9		9
A rated	24	24	–	24		24
Noninvestment grade	6	5	(2)	3		3
Noninvestment grade – OTTI/PIK’d [2]	48	21	(11)	10		10

	99	70	(16)	54		54

	5,051	4,700	(779)	3,921		3,921

Mutual funds and stock	163	163	1	164		164

	5,214	4,863	(778)	4,085		4,085

Total	$6,081	$5,720	$(805)	$4,915	$(67)	$4,848

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have other-than-temporary impairment (“OTTI”) and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT LOWEST CREDIT RATING *

As of June 30, 2011

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

Held-to-maturity
Municipal securities	$570	$567	$–	$567	$8	$575
Asset-backed securities:
Trust preferred securities – predominantly bank
Noninvestment grade	63	63	(7)	56	(25)	31
Noninvestment grade – OTTI/PIK’d [2]	26	25	(3)	22	(12)	10

	89	88	(10)	78	(37)	41

Trust preferred securities – predominantly insurance
Noninvestment grade	176	176	(14)	162	(30)	132

	176	176	(14)	162	(30)	132

Other
A rated	1	1	–	1	–	1
Noninvestment grade	20	18	–	18	(8)	10
Noninvestment grade – OTTI/PIK’d [2]	11	7	(3)	4	–	4

	32	26	(3)	23	(8)	15

	867	857	(27)	830	(67)	763

Available-for-sale
U.S. Treasury securities	706	706	–	706		706
U.S. Government agencies and corporations:
Agency securities	177	177	6	183		183
Agency guaranteed mortgage-backed securities	579	598	16	614		614
Small Business Administration loan-backed securities	947	1,021	(4)	1,017		1,017
Municipal securities	138	136	2	138		138
Asset-backed securities:
Trust preferred securities – predominantly bank
BBB rated	107	74	3	77		77
Noninvestment grade	842	750	(200)	550		550
Noninvestment grade – OTTI/PIK’d 2	971	725	(495)	230		230

	1,920	1,549	(692)	857		857

Trust preferred securities – predominantly insurance
AA rated	62	57	–	57		57
A rated	4	4	–	4		4
Noninvestment grade	220	219	(60)	159		159
Noninvestment grade – OTTI/PIK’d 2	6	6	(2)	4		4

	292	286	(62)	224		224

Trust preferred securities – single banks
Not rated	25	25	(7)	18		18

	25	25	(7)	18		18

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(2)	14		14
Noninvestment grade – OTTI/PIK’d [2]	45	24	(19)	5		5

	70	40	(21)	19		19

Auction rate securities
AAA rated	98	92	(1)	91		91

	98	92	(1)	91		91

Other
AAA rated	6	5	1	6		6
AA rated	13	13	(4)	9		9
A rated	26	26	–	26		26
Noninvestment grade	6	5	(2)	3		3
Noninvestment grade – OTTI/PIK’d [2]	48	21	(11)	10		10

	99	70	(16)	54		54

	5,051	4,700	(779)	3,921		3,921

Mutual funds and stock	163	163	1	164		164

	5,214	4,863	(778)	4,085		4,085

Total	$6,081	$5,720	$(805)	$4,915	$(67)	$4,848

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the lowest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have OTTI and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

	June 30, 2011			December 31, 2010			June 30, 2010
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value

Held-to-maturity
Municipal securities	$567	$567	$575	$578	$578	$582	$588	$588	$595
Asset-backed securities:
Trust preferred securities – banks and insurance	264	240	173	263	239	189	265	240	190
Other	26	23	15	28	24	17	29	25	18

	$857	$830	$763	$869	$841	$788	$882	$853	$803

Available-for-sale
U.S. Treasury securities	$706	$706	$706	$705	$706	$706	$39	$39	$39
U.S. Government agencies and corporations:
Agency securities	177	183	183	201	208	208	222	228	228
Agency guaranteed mortgage-backed securities	598	614	614	566	576	576	348	362	362
Small Business Administration loan-backed securities	1,021	1,017	1,017	867	868	868	807	799	799
Municipal securities	136	138	138	156	158	158	220	224	224
Asset-backed securities:
Trust preferred securities – banks and insurance	1,860	1,099	1,099	1,947	1,243	1,243	1,977	1,313	1,313
Trust preferred securities – real estate investment trusts	40	19	19	46	19	19	53	24	24
Auction rate securities	92	91	91	111	110	110	156	157	157
Other	70	54	54	103	81	81	110	85	85

	4,700	3,921	3,921	4,702	3,969	3,969	3,932	3,231	3,231

Mutual funds and stock	163	164	164	237	237	237	185	185	185

	4,863	4,085	4,085	4,939	4,206	4,206	4,117	3,416	3,416

Total	$5,720	$4,915	$4,848	$5,808	$5,047	$4,994	$4,999	$4,269	$4,219

The amortized cost of investment securities on June 30, 2011 decreased by 1.5% and increased by 14.4% from the balances on December 31, 2010 and June 30, 2010, respectively. The change from June 30, 2010 to June 30, 2011 was primarily due to increased investments in U.S. Treasury securities, agency guaranteed mortgage-backed securities, and Small Business Administration loan-backed securities, partially offset by decreases in bank and insurance company trust preferred securities and municipal securities.

On June 30, 2011, 21.1% of the $4.1 billion fair value of available-for-sale securities portfolio was valued at Level 1, 47.8% was valued at Level 2, and 31.1% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. On December 31, 2010 the fair value of available-for-sale securities totaled $4.2 billion, of which 22.2% was valued at Level 1, 43.0% at Level 2, and 34.8% at Level 3. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $2,074 million at June 30, 2011 and the fair value of these securities was $1,272 million. The securities valued at Level 3 were comprised of ABS CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at the end of the second quarter of 2011 was $802 million. As of June 30, 2011, we believe that we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 available-for-sale securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

Valuation and Sensitivity Analysis of Level 3 Bank and Insurance CDOs

The following schedule sets forth the sensitivity of the current CDO fair values, using an internal model, to changes in the most significant assumptions utilized in the model:

SENSITIVITY OF INTERNAL MODEL

(Amounts in millions)			Bank and Insurance CDOs at Level 3
			Held-to-maturity			Available-for-sale

Fair value balance at June 30, 2011			$173			$1,073

			Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]					4.5%			19.6%
Projected loss percentage from currently performing collateral
1-year			0.2%		4.6%	0.3%		20.0%
years 2-5			0.5%		5.2%	0.5%		20.4%
years 6-30			10.4%		15.6%	7.9%		28.3%

Discount rate [3]
Weighted average spread over LIBOR			603	bp		924	bp

Sensitivity of Modeled Assumptions
Decrease in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%		$(0.2)			$(5.0)
	50%		(0.4)			(9.4)
	100%		(1.2)			(17.9)
Decrease in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%		$(5.3)			$(128.5)
	50%		(5.7)			(132.4)
	100%		(6.6)			(139.5)
Decrease in fair value due to increase in discount rate	+ 100	bp	$(15.6)			$(87.7)
	+ 200	bp	(29.3)			(164.8)
Decrease in fair value due to:						$16.3
Increase in prepayment assumption [5]	+1%		$2.0			$16.3
Decrease in prepayment assumption [6]	-1%		(2.1)			(15.9)

[1]

The Company uses an expected credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation. These current and projected losses are reflected in the CDO’s fair value.

[2]

Weighted average percentage of collateral that is defaulted due to bank failures, or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit-specific probability of default on deferring collateral which ranges from 1.65% to 100%.

[3]	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.
[4]

Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30 year losses of 32.7%=28.3%+50%(0.3%+0.5%+7.9%) and 37.0%=28.3%+100%(0.3%+0.5%+7.9%) respectively.

[5]	Prepayment rate in years 6 to maturity increased to 3%.
[6]	Prepayment rate in years 6 to maturity decreased to 1%.

The Dodd-Frank Act became effective during the third quarter of 2010, and it disallows the inclusion of trust preferred securities in Tier 1 capital for banks with assets over $15 billion. For those institutions within each pool with investment grade ratings, we assume that trust preferred securities will be called prior to the end of the disallowance period. Prior to the third quarter of 2010 and the enactment of this legislation, we had assumed a prepayment rate of 0% for five years for each CDO pool, followed by a 2% annual prepayment rate thereafter. Effective from the third quarter of 2010, we utilize a pool specific prepayment rate for the next five years calculated with reference to the percentage of each pool’s performing collateral which consists of collateral from banks in excess of $15 billion in assets and with investment grade ratings. We assume that these large banks will fully prepay by the end of 2015 with prepayment behaviors skewed toward the end of the disallowance period.

For the second quarter of 2011, the resulting average annual prepayment rate assumption for pools which include large banks is 1.61% for each of the first three years followed by an average annual prepayment rate assumption of 4.83% for years four and five. For pools without large banks, we continue to assume a 0% five year prepayment rate. In years six through maturity, we continue to assume a 2% annual prepayment rate for both portions of the portfolio. Increased prepayment rates are generally favorable for the most senior tranches and adverse to the more junior tranches. Prepayment sensitivities are provided in the previous schedule. Slightly increasing the prepayment rate for year 6 to maturity to 3% from the assumed 2% constant prepayment rate (“CPR”) increases the fair value of the portfolio, while decreasing the rate to 1% reduces the fair value.

Near term expected collateral credit losses remained generally unchanged in the second quarter of 2011. Longer term expected losses for CDOs with bank collateral increased for years 6 to maturity due to an assumption change. Starting in year 6, the Company now assumes a 50 bps minimum annual loss rate for pools with bank collateral in order to weight more recent bank failure rates more heavily than did the previous 30 bps assumption which was based on long term historical average bank default rates. The assumption change had no material fair value impact. The valuation of CDOs is further discussed in Note 9 of the Notes to Consolidated Financial Statements.

The weighted average discount rate used for the portfolio increased by 103 basis points from last quarter. Decreases in discount rates utilized for original AAA-rated securities were more than offset by increased discount rates used for original A and BBB-rated securities. The valuation of the AFS and HTM portfolios, including the use of trading prices, is further discussed in Note 9 of the Notes to Consolidated Financial Statements.

During the second quarter of 2011, the Company recognized credit-related net impairment losses on CDOs of $5.2 million, compared to losses of $18.1 million for the corresponding period in 2010. Credit-related net impairment losses were $8.3 million and $49.3 million during the first six months of 2011 and 2010, respectively.

The following schedules provide additional information on the below-investment-grade rated bank and insurance trust preferred CDOs’ portion of the AFS and HTM portfolios. The schedules reflect data and assumptions that are included in the calculations of fair value and OTTI. The schedules utilize the lowest rating to identify those securities below investment grade. The schedules segment the securities by whether or not they have been determined to have OTTI, and by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses. The best and worst pool-level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and number of currently performing issuers noted in the later schedule are from the same security. The remaining statistics may not be from the same security.

BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOS BY ORIGINAL RATINGS LEVEL

AT JUNE 30, 2011

			Total				Credit loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized loss	Current year	Life-to- date	Life-to- date

Original ratings of securities, non-OTTI:
Original AAA	27	37.6%	$869.4	$776.3	$572.8	$(203.5)	$–	$–	$(99.6)
Original A	22	20.9%	482.0	482.0	310.7	(171.4)	–	–	–
Original BBB	6	2.5%	58.5	58.4	29.8	(28.6)	–	–	–

Total Non-OTTI		61.0%	1,409.9	1,316.7	913.3	(403.5)	–	–	(99.6)

Original ratings of securities, OTTI:
Original AAA	1	2.2%	50.0	43.4	20.1	(23.3)	–	(4.8)	(1.9)
Original A	40	34.3%	789.5	581.4	179.0	(402.4)	(4.9)	(207.1)	–
Original BBB	5	2.4%	55.1	22.4	2.5	(19.9)	–	(32.5)	–

Total OTTI		38.9%	894.6	647.2	201.6	(445.6)	(4.9)	(244.4)	(1.9)

Total noninvestment grade bank and insurance CDOs		99.9%	$2,304.5	$1,963.9	$1,114.9	$(849.1)	$(4.9)	$(244.4)	$(101.5)

[1]	Valuation losses were taken in securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.

	Average holding [1]
	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)

Original ratings of securities, non-OTTI:
Original AAA	$31.1	$27.7	$20.5	$(7.3)
Original A	16.1	16.1	10.4	(5.7)
Original BBB	9.8	9.7	5.0	(4.8)

Original ratings of securities, OTTI:
Original AAA	50.0	43.4	20.1	(23.3)
Original A	15.5	11.4	3.5	(7.9)
Original BBB	11.0	4.5	0.5	(4.0)

[1]	The Company may have more than one holding of the same security.

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOs

AT JUNE 30, 2011

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing [1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as % of performing collateral [4]		Collateralization % [5]		Present value of expected cash flows discounted at coupon rate as a % of par [6]	Lifetime additional projected loss from performing collateral [7]

Original Ratings of Securities, non-OTTI:
Original AAA
Best	BB	25	23	–	6.89%	87.31%		787.82%		100%	0.00%
Weighted Average		50	33	14.96%	13.53%	39.67%		254.30%		100%	8.23%
Worst	CC	19	7	28.71%	25.07%	9.29%		157.23%		100%	11.82%

Original A
Best	B	35	34	–	0.69%	27.67%		308.12%		100%	8.47%
Weighted Average		25	21	2.85%	7.69%	10.46%		133.43%		100%	10.94%
Worst	C	6	4	11.53%	25.07%	(9.97%)[8]		71.26%[9]		100%	12.09%

Original BBB
Best	CCC	35	34	–	3.00%	15.97%		353.81%		100%	10.61%
Weighted Average		42	38	2.01%	5.56%	6.93%		214.17%		100%	11.31%
Worst	C	25	21	6.03%	9.33%	(6.47	%) [8]	(3.69	%) [9]	100%	12.09%

Original Ratings of Securities, OTTI:
Original AAA
Single Security	CCC	43	25	16.89%	22.84%	28.35%		231.56%		94%	7.51%

Original A
Best	CCC	38	31	–	1.89%	55.65%		225.47%		100%	0.00%
Weighted Average		38	24	11.13%	18.20%	(15.11%)		61.66%		87%	8.29%
Worst	C	3	0	20.61%	29.85%	(50.08%)		4.20%		57%	10.76%

Original BBB
Best	C	74	51	13.35%	11.87%	(10.27%)		74.55%		96%	7.29%
Weighted Average		33	21	15.13%	20.91%	(26.74%)		(165.85%)		66%	8.30%
Worst	C	37	19	16.89%	25.10%	(38.32%)		(269.22%)		41%	9.72%

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
[2]	Collateral is identified as defaulted when a regulator closes an issuing bank.
[3]	Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
[4]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 1.65% to 100% dependent on credit for each deferring piece of collateral. “Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral.

[5]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 1.65% to 100% dependent on credit for each deferring piece of collateral. “Collateralization” in the schedule identifies the portion of a CDO tranche that is backed by nondefaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is senior to our security’s priority level. The denominator is the par amount of the tranche. Par is defined as the original par less any principal paydowns.

[6]	For OTTI securities, this statistic approximates the extent of OTTI credit losses taken.
[7]

This is the same statistic presented in the preceding sensitivity schedule and incorporated in the fair value and OTTI calculations. The statistic is the sum of incremental projected loss percentages from currently paying collateral for year one, years two through five and years six through thirty.

[8]	Negative subordination is projected to be remedied by excess spread prior to maturity.
[9]	Collateralization shortfall is projected to be remedied by excess spread prior to maturity.

Certain original A and BBB-rated securities described in the schedule above currently have negative subordination and are therefore under-collateralized, and yet are not identified as having OTTI. This is because each security’s cash flow projection shows negative subordination being cured prior to the security’s maturity. The collateral backing of a tranche can be increased by decreasing the more senior liabilities of the CDO. This occurs when collateral deterioration due to defaults and deferral triggers alternative waterfall provisions for the cash flow. A structural credit protection feature of the trust preferred CDOs reroutes cash flow from interest collections from the more junior classes of debt (which include the income notes or equity tranche) in order to pay down the principal of the most senior liabilities. As these senior liabilities are paid down while the collateral remains unchanged (if there are no additional unexpected defaults), the senior tranches become better secured. The rerouting then diverts cash away from the most junior classes of debt or income notes and gives priority to our junior class. Our cash flow projections predict full payment of principal and interest.

The Company’s loss and recovery experience as of June 30, 2011 (and our Level 3 modeling assumption) is essentially a 100% loss on defaults, although we have, to date, received several, generally small, recoveries on defaults. Our experience with deferring bank collateral has been that of all collateral that has elected to defer beginning in 2007 or thereafter, 45.2% has defaulted, and approximately 50.8% remains in deferral and within the allowable deferrable period. Nineteen issuing banks, with collateral aggregating to 4.0% of all deferrals and 7.3% of all surviving deferrals, have come current and resumed interest payments on their trust preferred securities after previously deferring some payments. Older deferrals are more likely to have defaulted. Approximately 89% of the bank collateral which first deferred prior to January 1, 2009 had defaulted by June 30, 2011. For bank collateral which first deferred on or after January 1, 2009, 29% had defaulted by June 30, 2011. New deferrals peaked in 2009. In 2008, 9.2% of collateral performing at the start of the year elected to defer by year end. This contrasts with 19.1% in 2009 and 10% in 2010. A total of $358.4 million of bank collateral elected to defer during the first half of 2011. This comprises 3.2% of the collateral performing at the start of 2011. Further information on the Company’s valuation process is detailed in Note 9 of the Notes to Consolidated Financial Statements.

Other-than-Temporary Impairment – Investments in Debt Securities

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

Under ASC 320, the full extent of the difference between amortized cost and fair value is recognized through earnings if fair value is below amortized cost and the investor either intends to sell the security or has found that it is more likely than not that the investor will be forced to sell prior to recovery of its amortized cost basis. The new guidance, as amended effective January 1, 2009, drew a distinction between the component of the difference between amortized cost and fair value due to credit and that due to all other factors including illiquidity. For holders who neither intend to sell nor judge it more likely than not that they will be required to sell prior to recovery of amortized cost, which might be maturity, only the amount of impairment representing credit loss is recognized in earnings.

We review the relevant facts and circumstances each quarter in order to assess our intentions regarding any sale of securities as well as the likelihood that we would be required to sell prior to recovery of amortized cost. To date, for each security whose fair value is below amortized cost, we have determined that we do not intend to sell the security and that it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We then evaluate the difference between the fair value and the amortized cost of each security and identify if any of the difference is due to credit. The credit component of the difference is recognized in earnings and the amortized cost is written down for each security found to have OTTI.

For some CDO tranches for which we previously recorded OTTI, expected future cash flows have remained stable or slightly improved subsequent to the quarter that OTTI was identified and recorded. In these cases, while a large difference may remain between fair value and amortized cost, the difference is not due to credit. The expected future cash flow substantiates the return of the full amortized cost as described below. For other CDO tranches, an adverse change in the expected future cash flow has resulted in the recording of additional OTTI.

We utilize a present value technique both to identify the OTTI present in the CDO tranches and to estimate fair value. For purposes of determining the portion of the difference between fair value and amortized cost that is due to credit, we follow ASC 310, which includes paragraphs 12-16 of the former FASB Statement No. 114. The standard specifies that a cash flow projection can be present valued at the security specific effective interest rate and the resulting present value compared to the amortized cost in order to quantify the credit component of impairment. Since our early adoption of the new guidance under ASC 320 on January 1, 2009, we have followed this methodology to identify the credit component of impairment to be recognized in earnings each quarter.

The Company incurred $5.2 million of credit-related OTTI charges recorded in earnings during the second quarter of 2011. One of the securities deemed to have OTTI this quarter was an ABS CDO, one was an RMBS security and the other three were CDOs collateralized by bank trust preferred securities. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

Exposure to State and Local Governments

The Company provides multiple services to state and local governments (referred to together as “municipalities”), including deposit services, loans, investment banking services, and by investing in securities issued by them.

The following table summarizes the Company’s exposure to municipalities:

(In thousands)	June 30, 2011	December 31, 2010

Loans and leases	$449,414	$438,985
Held-to-maturity – municipal securities	567,354	577,527
Available-for-sale – municipal securities	138,174	157,708
Available-for-sale – auction rate securities	90,986	109,281
Trading account – municipal securities	9,374	12,446
Unused commitments to extend credit	38,545	31,492

Total direct exposure to municipalities	$1,293,847	$1,327,439

Company policy requires that extensions of credit to municipalities be subjected to specific underwriting standards by the corporate municipal credit department. At June 30, 2011 all of the outstanding municipal loans were performing; however, one $5.9 million loan was placed on nonaccrual during the second quarter of 2011. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and a substantial portion of the outstanding credits were to municipalities located in Texas, Utah and Colorado. See Note 5 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

All municipal securities are reviewed quarterly for OTTI. HTM securities consist of unrated bonds issued by small local governmental entities and are purchased through private placements. Prior to purchase, the issuers of HTM and AFS municipal securities are evaluated by the Company for their credit worthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 97% are rated by major credit rating agencies and were rated investment grade as of June 30, 2011. Municipal securities in the trading account are held for resale to customers. The Company underwrites municipal bonds which are sold to third party investors.

Loan Portfolio

As of June 30, 2011, net loans and leases were $36.8 billion, reflecting a 0.2% increase from December 31, 2010, and a 3.1% decrease from June 30, 2010. During the latter half of 2010, paydowns and charge-offs more than offset new originations, but during the second quarter of 2011 the loan portfolio grew due to increased loan demand and a smaller decline in the amount of construction and land development loans.

The following table sets forth the loan portfolio by type of loan:

	June 30, 2011		December 31, 2010		June 30, 2010
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans

Commercial:
Commercial and industrial	$9,573	25.9%	$9,167	24.9%	$9,149	24.0%
Leasing	406	1.1%	410	1.1%	442	1.2%
Owner occupied	8,427	22.8%	8,218	22.3%	8,334	21.9%
Municipal	449	1.2%	439	1.2%	321	0.8%

Total commercial	18,855		18,234		18,246
Commercial real estate:
Construction and land development	2,757	7.5%	3,499	9.5%	4,484	11.8%
Term	7,722	20.9%	7,650	20.8%	7,567	19.8%

Total commercial real estate	10,479		11,149		12,051
Consumer:
Home equity credit line	2,140	5.8%	2,142	5.8%	2,139	5.6%
1-4 family residential	3,801	10.3%	3,499	9.5%	3,549	9.3%
Construction and other consumer real estate	308	0.8%	343	0.9%	380	1.0%
Bankcard and other revolving plans	280	0.8%	297	0.8%	285	0.7%
Other	229	0.6%	233	0.6%	271	0.7%

Total consumer	6,758		6,514		6,624
FDIC-supported loans	854	2.3%	971	2.6%	1,208	3.2%

Total loans	$36,946	100.0%	$36,868	100.0%	$38,129	100.0%

[1]	FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.

Most of the loan portfolio growth during the first six months of 2011 occurred in commercial and industrial, commercial owner occupied, and 1-4 family residential consumer loans. The total loan portfolio grew primarily at Amegy, NBA, and Vectra, while Zions Bank, CB&T, and NSB experienced a decline in balances. Commercial construction loan balances continued to decrease. Some of them have been converted to term loans as projects have been completed and the demand for new credit has been low due to the current state of the construction and real estate industries. We expect commercial construction and land development loans to continue to decline in future quarters as demand for these types of loans remains weak. However, we expect the total loan portfolio to remain relatively stable in the third quarter.

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	June 30, 2011	December 31, 2010	June 30, 2010

Bank-owned life insurance	$436	$428	$422
Federal Home Loan Bank stock	120	125	133
Federal Reserve stock	129	128	126
SBIC investments	41	38	44
Non-SBIC investment funds and other	102	96	94
Investments in ADC arrangements	6	17	18
Other public companies	11	12	16
Trust preferred securities	14	14	14

	$859	$858	$867

Deposits

Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first six months of 2011 decreased by 3.1% compared to the same period in 2010; average interest-bearing deposits decreased by 7.9% and average noninterest-bearing deposits grew by 7.6%. The increase is primarily due to higher balances in business customers’ accounts. Core deposits at June 30, 2011, which exclude time deposits larger than $100,000 and brokered deposits, grew by 1.6%, or $597 million, from December 31, 2010.

Demand, savings and money market deposits comprised 87.3% of total deposits at the end of the second quarter of 2011, compared with 85.8% and 84.9% as of December 31, 2010 and June 30, 2010, respectively.

During 2010 and 2011, the Company reduced brokered deposits due to excess liquidity and weak loan demand. At June 30, 2011, total deposits included $328 million of brokered deposits compared to $435 million at December 31, 2010 and $481 million at June 30, 2010.

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

The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company attempts to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. During 2009, the Company adopted new concentration limits on various types of commercial real estate lending, particularly construction and land development lending, which have contributed to further reducing the Company’s exposure to this type of lending. Subsequently the Company has adopted concentration limits related to other types of lending, for example, leveraged lending, and over time expects to extend this concentration limit framework to most parts of the loan portfolio. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries.

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

Therefore, the Company’s financial exposure to losses from these assets is substantially limited. In addition, the acquired loans have performed better than expected. FDIC-supported loans represented approximately 2.3% of the Company’s total loan portfolio at June 30, 2011.

The Company participates in various lending programs where guarantees are supplied by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, and U.S. Department of Agriculture. As of June 30, 2011, the principal balance of such loans was $608 million, and the guaranteed portion amounted to $456 million. Most of these loans were guaranteed by the Small Business Administration. Government agency guaranteed loans, excluding FDIC-supported loans, consisted of the following as of June 30, 2011:

(Amounts in millions)	June 30, 2011	Percent guaranteed

Commercial	$584	74%
Commercial real estate	19	77%
Consumer	5	100%

Total excluding FDIC-supported loans	$608	75%

The credit quality of the Company’s loan portfolio improved further during the second quarter of 2011. Nonperforming lending related assets decreased by 17.3% and 40.6% from December 31, 2010 and June 30, 2010, respectively. Gross charge-offs declined to $310 million in the first six months of 2011 compared to $527 million in the first six months of 2010. Net charge-offs decreased to $253 million from $482 million in the same periods.

A more comprehensive discussion of our credit risk management is contained in the Company’s 2010 Annual Report on Form 10-K.

Commercial Lending

The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio:

	June 30, 2011		December 31, 2010
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,720	14.4%	$2,488	13.6%
Manufacturing	2,000	10.6%	1,984	10.9%
Retail trade	1,625	8.6%	1,585	8.7%
Wholesale trade	1,498	8.0%	1,500	8.2%
Mining, quarrying, and oil and gas extraction	1,497	7.9%	1,346	7.4%
Healthcare and social assistance	1,262	6.7%	1,264	6.9%
Construction	1,097	5.8%	1,110	6.1%
Professional, scientific, and technical services	958	5.1%	966	5.3%
Transportation and warehousing	944	5.0%	866	4.8%
Finance and insurance	909	4.8%	963	5.3%
Hospitality and food services	824	4.4%	809	4.4%
Other	3,521	18.7%	3,353	18.4%

Total	$18,855	100.0%	$18,234	100.0%

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash- ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	6/30/11	$985.8	$387.8	$1,961.6	$705.6	$472.2	$1,190.1	$837.2	$252.3	$929.2	$7,721.8	73.7%
% of loan type		12.8%	5.0%	25.4%	9.1%	6.1%	15.4%	10.9%	3.3%	12.0%	100.0%
Delinquency rates [2]:
30-89 days	6/30/11	1.6%	1.0%	1.5%	1.8%	1.1%	2.4%	1.6%	–	4.5%	1.9%
	12/31/10	1.6%	1.5%	1.7%	3.7%	8.2%	2.7%	2.1%	0.3%	7.3%	3.1%
≥ 90 days	6/30/11	0.9%	1.0%	0.9%	1.5%	1.0%	0.8%	1.0%	–	3.9%	1.3%
	12/31/10	1.1%	1.5%	0.9%	2.8%	1.4%	1.6%	1.8%	–	3.9%	1.7%

Accruing loans past due 90 days or more	6/30/11	$–	$–	$–	$–	$0.8	$–	$0.2	$–	$1.5	$2.5
	12/31/10	–	–	0.2	–	–	4.3	–	–	0.3	4.8

Nonaccrual loans	6/30/11	21.9	6.2	35.8	52.5	16.3	34.2	13.2	0.6	52.4	233.1
	12/31/10	23.4	6.2	36.3	70.5	19.4	32.8	20.1	1.7	53.9	264.3
Residential construction and land development
Balance outstanding	6/30/11	$131.8	$30.0	$98.5	$15.5	$79.0	$350.1	$167.3	$0.8	$54.9	$927.9	8.8%
% of loan type		14.2%	3.3%	10.6%	1.7%	8.5%	37.7%	18.0%	0.1%	5.9%	100.0%
Delinquency rates [2]:
30-89 days	6/30/11	10.6%	5.5%	2.8%	53.0%	33.8%	15.3%	14.9%	21.3%	2.2%	14.3%
	12/31/10	9.8%	6.0%	5.3%	55.6%	1.4%	19.9%	13.6%	–	9.6%	14.3%
≥ 90 days	6/30/11	9.6%	5.5%	2.8%	48.5%	10.6%	14.5%	12.8%	–	2.2%	11.5%
	12/31/10	8.6%	6.0%	3.4%	55.6%	0.4%	19.2%	10.0%	–	5.0%	12.6%

Accruing loans past due 90 days or more	6/30/11	$0.1	$–	$–	$–	$–	$–	$4.6	$–	$–	$4.7
	12/31/10	0.8	–	–	–	–	0.1	0.6	–	0.1	1.6

Nonaccrual loans	6/30/11	24.1	1.6	4.1	10.1	26.7	68.2	27.5	–	1.2	163.5
	12/31/10	29.9	1.8	8.1	30.3	41.4	80.9	39.1	–	8.3	239.8
Commercial construction and land development
Balance outstanding	6/30/11	$249.5	$23.1	$149.2	$154.0	$198.4	$657.2	$289.9	$32.3	$76.1	$1,829.7	17.5%
% of loan type		13.6%	1.3%	8.2%	8.4%	10.8%	35.9%	15.8%	1.8%	4.2%	100.0%
Delinquency rates [2]:
30-89 days	6/30/11	3.0%	–	0.8%	8.2%	5.6%	9.3%	1.8%	–	10.1%	5.8%
	12/31/10	5.0%	–	0.5%	23.7%	8.1%	5.7%	6.4%	2.7%	12.4%	7.1%
≥ 90 days	6/30/11	3.0%	–	0.8%	8.2%	5.5%	7.4%	1.7%	–	9.3%	5.1%
	12/31/10	4.2%	–	0.5%	16.4%	8.1%	4.3%	4.2%	–	12.4%	5.5%

Accruing loans past due 90 days or more	6/30/11	$–	$–	$–	$–	$–	$–	$–	$–	$0.1	$0.1
	12/31/10	–	–	–	–	–	–	0.2	–	0.1	0.3

Nonaccrual loans	6/30/11	15.0	–	1.1	39.3	11.7	87.1	25.6	–	0.5	180.3
	12/31/10	18.9	–	2.2	73.9	19.8	91.5	35.7	–	11.6	253.6

Total construction and land development	6/30/11	$381.3	$53.1	$247.7	$169.5	$277.4	$1,007.3	$457.2	$33.1	$131.0	$2,757.6
Total commercial real estate	6/30/11	$1,367.1	$440.9	$2,209.3	$875.1	$749.6	$2,197.4	$1,294.4	$285.4	$1,060.2	$10,479.4	100.0%

[1]	No other geography exceeds $135 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

Approximately 35% of the commercial real estate term loans consist of mini-perm loans as of June 30, 2011. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of 3 to 7 years. The remaining 65% of commercial real estate loans are term loans with initial maturities generally of 15 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and includes, for example, criteria related to the cash flow generated by the project and occupancy rates.

Approximately 32% of the commercial construction and land development portfolio’s June 30, 2011 balance consists of acquisition and development loans. Most of these acquisition and development properties are tied to specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multi-family projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20.

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

Real estate appraisals are ordered and validated independently of the credit officer and the borrower, generally by each bank’s appraisal review function, which is staffed by certified appraisers. Appraisals are ordered from outside appraisers at the inception, renewal, or for CRE loans, upon the occurrence of any event causing a downgrade to a “criticized” or “classified” designation. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Advance rates, on an “as completed basis,” will vary based on the viability of the project and the creditworthiness of the sponsor, but corporate guidelines generally limit advances to 50% for raw land, 65% for land development, 65% for finished commercial lots, 75% for finished residential lots, 80% for pre-sold homes, 75% for models and spec homes, and 75% for commercial properties. Exceptions may be granted on a case-by-case basis.

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

Interest reserves are generally established as an expense item in the budget for real estate construction or development loans. We generally require borrowers to put their equity into the project at the inception of the construction. This enables the bank to ensure the availability of equity in the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If at any time during the life of the credit the project is determined not to be viable, the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed necessary. The bank then usually evaluates the appropriate use of interest reserves. At June 30, 2011, and June 30, 2010, Zions’ affiliates had 349 and 373 loans with an outstanding balance of $377 million, and $693 million for which available interest reserves amounted to $32 million and $73 million, respectively. In instances where projects have been determined not to be viable, the interest reserves and other appropriate disbursements have been frozen.

We have not been involved to any meaningful extent with insurance arrangements, credit derivatives, or any other default agreements as a mitigation strategy for commercial real estate loans. However, we do make use of personal or other guarantees as risk mitigation strategies.

Commercial real estate loans are sometimes modified to increase the likelihood of collecting as much as possible of the Company’s investment in the loan. In general, the existence of a guarantee that improves the likelihood of repayment is taken into consideration when analyzing a loan for impairment. If the support of the guarantor is quantifiable and documented, it is included in the potential cash flows and liquidity available for debt repayment and most likely indicates that the appropriate impairment methodology takes into consideration this repayment source.

Additionally, when we modify or extend a loan, we give consideration to whether the borrower is in financial difficulty, and whether a concession has been granted. In determining if an interest rate concession has been granted, we consider whether the interest rate on the modified loan is equivalent to current market rates (including a premium for risk) for new debt with similar risk characteristics. If the rate in the modification is less than current market rates, it may be indicative of a concession having been granted. However, if additional collateral is obtained or if a strong guarantor exists who is believed to be able and willing to support the loan on an extended basis, we also consider the nature and amount of the additional collateral and guarantees in the ultimate determination of whether a concession has been granted. We obtain and consider updated financial information for the guarantor as part of our determination to extend a loan. The quality and frequency of financial reporting collected and analyzed varies depending on the contractual requirements for reporting, the size of the transaction, and the strength of the guarantor.

Complete underwriting on the guarantor includes, but is not limited to, an analysis of the guarantor’s current financial statements, leverage, liquidity, global cash flow, global debt service coverage, contingent liabilities, etc. The analysis also includes a qualitative analysis of the guarantor’s willingness to perform in the event of a problem and demonstrated history of performing in similar situations. Additional analysis may include personal financial statements, tax returns, liquidity (brokerage) confirmations and other reports, as appropriate. All personal financial statements of customers entering into new relationships with the applicable bank must not be more than 60 days old on the date the transaction is approved. Personal financial statements that are required for existing customers must be no more than 13 months old. Evaluations of the financial strength of the guarantor are performed at least annually.

A qualitative assessment is performed on a case-by-case basis to evaluate the guarantor’s experience, performance track record, reputation, performance of other related projects with which we are familiar, and willingness to work with us, and consideration of market information sources, rating and scoring services. This qualitative analysis has less of a positive impact on the allowance and charge-off considerations as does a documented quantitative ability to support the loan. A previously documented financial ability to support the loan is discounted if there is any indication of a lack of willingness to support the loan under a guarantee at any point.

In the event of default, we pursue any and all appropriate potential sources of repayment, which may come from multiple sources, including the guarantee. A number of factors are considered when deciding whether or not to pursue a guarantor, including, but not limited to, the value and liquidity of other sources of repayment (collateral), the financial strength and liquidity of the guarantor, possible statutory limitations (e.g., single action rule on real estate) and the overall cost of pursuing a guarantee compared to the ultimate amount we may be able to recover. In other instances, the guarantor may voluntarily support a loan without any formal pursuit.

Consumer Loans

The Company did not pursue subprime residential mortgage lending including option ARM and negative amortization loans. It does have approximately $372 million of stated income mortgage loans with generally high FICO scores at origination, including “one-time close” loans to finance the construction of a home, which convert into permanent jumbo mortgages. As of June 30, 2011, approximately $46 million of the $372 million of stated income loans had FICO scores of less than 620. These totals exclude held-for-sale loans. Stated income loans account for approximately $8 million, or 49%, of our credit losses in 1-4 family residential first mortgage loans during the first half of 2011, and were primarily in Utah and Arizona.

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

The Company is engaged in home equity credit line lending. Approximately $972 million of the Company’s $2.1 billion portfolio is secured by first deeds of trust, while the remaining balance is secured by junior liens. As of June 30, 2011, loans representing approximately 17% of the outstanding balance in this portfolio were estimated to have loan-to-value ratios above 100%. Of the total home equity credit line portfolio, 0.34% was 90 or more days past due at June 30, 2011 as compared to 0.30% as of June 30, 2010. During the first half of 2011, the Company did not modify any home equity credit lines. The annualized credit losses for this portfolio were 114 and 129 basis points for the six months ended June 30, 2011 and June 30, 2010, respectively.

Nonperforming Assets

As reflected in the following table, the Company’s nonperforming lending-related assets as a percentage of net loans and leases and OREO decreased during the second quarter of 2011. The percentage was 4.06% at June 30, 2011, compared with 4.91% at December 31, 2010 and 6.60% at June 30, 2010.

Total nonaccrual loans, excluding FDIC-supported loans, at June 30, 2011 decreased by $250 million from December 30, 2010. The decrease is primarily due to a $150 million decrease in construction and land development loans, a $38 million decrease in commercial and industrial loans, and a $31 million decrease in commercial real estate term loans. The greatest decreases in nonaccrual loans occurred at Zions Bank, NSB, and CB&T.

The following table sets forth the Company’s nonperforming lending-related assets:

(Amounts in millions)	June 30, 2011	December 31, 2010	June 30 2010

Nonaccrual loans	$1,243	$1,493	$1,962
Other real estate owned	195	259	365

Nonperforming lending-related assets, excluding FDIC-supported assets	1,438	1,752	2,327

FDIC-supported nonaccrual loans	31	36	172
FDIC-supported other real estate owned	44	40	48

FDIC-supported nonperforming lending-related assets	75	76	220

Total nonperforming lending-related assets	$1,513	$1,828	$2,547

Ratio of nonperforming lending-related assets to net loans and leases [1] and other real estate owned	4.06%	4.91%	6.60%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$19	$23	$132
FDIC-supported loans past due 90 days or more	90	119	5
Ratio of accruing loans past due 90 days or more to net loans and leases [1]	0.29%	0.38%	0.36%
Nonaccrual loans and accruing loans past due 90 days or more	$1,382	$1,671	$2,271
Ratio of nonaccrual loans and accruing loans past due 90 days or more to net loans and leases [1]	3.74%	4.52%	5.95%
Accruing loans past due 30 – 89 days, excluding FDIC-supported loans	$171	$263	$318
FDIC-supported loans past due 30 – 89 days	21	27	27
Restructured loans included in nonaccrual loans	324	367	339
Restructured loans on accrual	394	388	288
Classified loans, excluding FDIC-supported loans	2,676	3,408	4,878

[1]	Includes loans held for sale.

TDR Loans

Nonaccrual loans also include nonperforming loans that have been restructured and classified as troubled debt restructured loans.

TDRs are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider. These modifications are structured on a loan-by-loan basis, and depending on the circumstances, may include extended payment terms, a modified interest rate, forgiveness of principal (on occasion), or other concessions. However, not all modifications are TDRs; modifications are also performed in the normal course of business for borrowers that are not experiencing financial difficulty. Such modifications may be performed to meet the customer’s specific needs, to comply with contractual commitments, or for competitive reasons.

We consider many factors in determining whether to agree to a loan modification involving concessions, and seek a solution that will both minimize potential loss to the Company and attempt to help the borrower. We evaluate the borrower’s current and forecasted future cash flows, their ability and willingness to make current contractual or proposed modified payments, the value of the underlying collateral (if applicable), the possibility of obtaining additional security or guarantees, and the potential costs related to a repossession or foreclosure and the subsequent sale of the collateral.

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

The following schedule provides the outstanding balances of our TDR loans:

	June 30, 2011			December 31, 2010
(in thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total

Commercial:
Commercial and industrial	$33,485	$22,668	$56,153	$35,290	$29,382	$64,672
Leasing	–	899	899	446	202	648
Owner occupied	32,850	51,530	84,380	42,143	51,676	93,819
Municipal	–	–	–	–	–	–

Total commercial	66,335	75,097	141,432	77,879	81,260	159,139

Commercial real estate:
Construction and land development	136,483	141,275	277,758	124,571	177,617	302,188
Term	159,521	77,028	236,549	152,523	77,382	229,905

Total commercial real estate	296,004	218,303	514,307	277,094	254,999	532,093

Consumer:
Home equity credit line	36	77	113	110	512	622
1-4 family residential	30,602	25,828	56,430	29,947	24,520	54,467
Construction and other consumer real estate	625	4,772	5,397	2,845	5,311	8,156
Bankcard and other revolving plans	–	–	–	–	–	–
Other	–	–	–	131	533	664

Total consumer loans	31,263	30,677	61,940	33,033	30,876	63,909

Total	$393,602	$324,077	$717,679	$388,006	$367,135	$755,141

Commercial loan TDRs

Commercial loans (commercial lending (“C&I”) and commercial real estate (“CRE”)) may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. When it is in the best interest of the Company and the borrower to agree to a concession, we may modify the loan rather than try to pursue collection through foreclosure or other means. Refer also to the commercial real estate loans section discussed above.

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

At the time of restructuring, the A note is identified and classified as a TDR. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to and following the restructuring is taken into account in determining whether or not a note should be returned to accrual status. In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). Company policy requires that the removal of TDR status be approved at the same management level that approves the upgrading of a loan’s classification. Refer also to the Modified and Restructured Loans section found in Note 5 of the Notes to Consolidated Financial Statements.

At June 30, 2011, the amount of loans restructured using the A/B note restructure workout strategy was $187 million.

Consumer loan TDRs

Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with a new loan from another lender, or who is experiencing economic hardship. Such TDRs may include first-lien residential mortgage loans and home equity loans.

Other Nonperforming Assets

In addition to the lending related nonperforming assets, the Company had $214 million in carrying value of investments in debt securities that were on nonaccrual status at June 30, 2011, compared to $195 million at December 31, 2010 and $200 million at June 30, 2010.

Allowance and Reserve for Credit Losses

In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(Amounts in millions)	Six Months Ended June 30, 2011	Twelve Months Ended December 31, 2010	Six Months Ended June 30, 2010

Loans and leases outstanding (net of unearned income)	$36,824	$36,747	$38,003

Average loans and leases outstanding (net of unearned income)	$36,754	$38,250	$39,137

Allowance for loan losses:
Balance at beginning of period	$1,440	$1,531	$1,531
Provision charged against earnings	61	852	494
Increase (decrease) in allowance covered by FDIC indemnification	(10)	26	21
Loans and leases charged-off:
Commercial	(118)	(417)	(192)
Commercial real estate	(141)	(517)	(266)
Consumer	(51)	(140)	(69)

Total	(310)	(1,074)	(527)

Recoveries:
Commercial	28	35	18
Commercial real estate	16	44	19
Consumer	7	12	5

Total	51	91	42

Charge-offs recoverable from FDIC	6	14	3

Net loan and lease charge-offs	(253)	(969)	(482)

Balance at end of period	$1,238	$1,440	$1,564

Ratio of annualized net charge-offs to average loans and leases	1.38%	2.53%	2.46%

Ratio of allowance for loan losses to net loans and leases, at period end	3.36%	3.92%	4.12%

Ratio of allowance for loan losses to nonperforming loans, at period end	97.17%	94.22%	73.28%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	89.53%	86.21%	68.85%

The allowance for loan losses declined during the first six months of 2011 due to the improved credit quality metrics observed across the loan portfolio.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s consolidated balance sheet, and any related increases or decreases in the reserve are included in noninterest expense in the statement of income. The reserve balance decreased by $11 million from December 31, 2010, and is primarily due to improvements in the credit quality of lending commitments. See Note 5 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses.

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

Interest Rate Risk

Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The Company has positioned its June 30, 2011 balance sheet to be more asset sensitive than it was on December 31, 2010.

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

	June 30, 2011		December 31, 2010
	Low	High	Low	High

Duration of equity:
Range (in years)
Base case	-3.0	-1.0	-3.1	-1.2
Increase interest rates by 200 bp	-2.7	-1.4	-3.0	-1.4

	Deposit repricing response
	Fast	Slow	Fast	Slow

Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	4.7%	7.7%	3.1%	6.0%
Decrease interest rates by 200 bp1	-3.4%	-3.6%	-2.5%	-2.7%

[1]	In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

During the first six months of 2011, there were no significant changes in the duration of equity. The changes in the income simulation sensitivity can be attributed to the increase of noninterest-bearing deposits as a percentage of total deposits from 33.4% at December 31, 2010 to 35.1% at June 30, 2011.

Market Risk – Fixed Income

The Company engages in the underwriting and trading of U.S. agency, municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.

At June 30, 2011, the Company had $51 million of trading assets and $43 million of securities sold, not yet purchased, compared with $49 million and $43 million at December 31, 2010, and $86 million and $82 million at June 30, 2010, respectively.

The Company is exposed to market risk through changes in fair value and OTTI of HTM and AFS securities. The Company also is exposed to market risk for interest rate swaps and Eurodollar and Federal Funds futures contracts used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in OCI each quarter. During the second quarter of 2011, the after-tax change in OCI attributable to AFS securities was $0.3 million, and the change attributable to interest rate swaps was $(5.0) million. If any of the AFS or HTM securities become other than temporarily impaired, any credit impairment is charged to operations. See “Investment Securities Portfolio” for additional information on OTTI.

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

The Company holds investments in pre-public companies through various venture capital funds. Additionally, Amegy has in place an alternative investments program. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds generally are not part of the strategy since the underlying companies are typically not creditworthy.

Under provisions of the Dodd-Frank Act, the Company is allowed to fund remaining unfunded portions of existing private equity fund commitments, such as those described above, but is not allowed to make any new commitments to invest in private equity funds.

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

Consolidated cash and interest-bearing deposits held by the Parent and its subsidiaries increased to $6.0 billion at June 30, 2011 from $5.6 billion at March 31, 2011 and $5.5 billion at December 31, 2010. The Parent and its subsidiaries also held $706 million, $726 million, and $706 million of U.S. Treasury Securities at June 30, 2011, March 31, 2011, and December 31, 2010, respectively.

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

The Parent has not had to increase its investment in any of its subsidiary banks since the first quarter of 2010, and does not anticipate any need to make further capital investments in its bank subsidiaries in the second half of 2011. However, consistent with prior quarters since the second quarter of 2009, the Parent did not receive dividends on common or preferred stock from its banking subsidiaries during the first six months of 2011. The dividends banking subsidiaries can pay to the Parent are restricted by current and historical earnings levels, retained earnings, and risk-based and other regulatory capital requirements. Several of the Company’s subsidiary banks returned to profitability over the course of 2010, and during the first six months of 2011 all of the Company’s bank subsidiaries recorded a profit. This return to profitability, which we currently expect will be sustained, may permit the payment of some dividends by the banks to the Parent, and/or a return of some capital to the Parent in the second half of 2011.

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

General financial market and economic conditions have adversely impacted the Company’s access to and cost of external financing. However, these adverse impacts have begun to moderate in recent quarters. Access to funding markets for the Parent and subsidiary banks is directly impacted by the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first six months of 2011. One rating agency, Moody’s, rates the Company’s senior debt as B2 or noninvestment grade, while Standard & Poor’s, Fitch and DBRS all rate the Company’s senior debt at a low investment grade level. In addition, all four rating agencies rate the Company’s subordinated debt as noninvestment grade. Moody’s and Fitch’s outlooks for the Company are positive and stable, respectively, while the other two agencies have a negative outlook for the Company.

During the first six months of 2011, the primary sources of additional cash to the Parent in the capital markets were (1) $30 million from the issuance of 5-year unsecured senior notes, (2) $67 million from the issuance of 1-year unsecured senior notes, and (3) $25 million from the issuance of new shares of common stock. The Parent had a cash balance of $450 million at June 30, 2011 compared to a cash balance of $509 million at March 31, 2011. In addition, the Parent had $700 million of U.S. Treasury Bills at both June 30, 2011 and March 31, 2011.

The following table presents the Parent’s balance sheet at June 30, 2011, December 31, 2010, and June 30, 2010:

Parent Only Condensed Balance Sheets

(In thousands)	June 30, 2011	December 31, 2010	June 30, 2010

ASSETS
Cash and due from banks	$2,954	$1,848	$2,004
Interest-bearing deposits	446,916	547,665	1,113,730
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $13,146, $4,056 and $3,657)	15,124	3,593	3,657
Available-for-sale, at fair value	1,123,102	1,146,797	502,360
Loans, net of unearned fees of $0, $0 and $0 and allowance for loan losses of $28, $71 and $71)	1,500	2,852	2,852
Other noninterest-bearing investments	50,110	55,560	59,757
Investments in subsidiaries:
Commercial banks and bank holding company	6,982,273	6,739,699	6,700,509
Other operating companies	56,421	70,272	60,170
Nonoperating – ZMFU II, Inc. [1]	93,125	93,003	92,467
Receivables from subsidiaries:
Other	615	1,150	1,400
Other assets	313,159	253,773	58,566

	$9,085,299	$8,916,212	$8,597,472

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$155,884	$182,094	$219,179
Commercial paper:
Due to affiliates	45,993	45,991	49,985
Due to others	14,256	2,647	1,149
Other short-term borrowings:
Due to affiliates	107,662	72,204	–
Due to others	130,404	160,604	214,377
Subordinated debt to affiliated trusts	309,278	309,278	309,278
Long-term debt:
Due to affiliates	85,070	110,208	–
Due to others	1,322,159	1,384,907	1,381,662

Total liabilities	2,170,706	2,267,933	2,175,630

Shareholders’ equity:
Preferred stock	2,329,370	2,056,672	1,806,877
Common stock	4,158,369	4,163,619	3,964,140
Retained earnings	931,345	889,284	1,083,845
Accumulated other comprehensive income (loss)	(504,491)	(461,296)	(433,020)

Total shareholders’ equity	6,914,593	6,648,279	6,421,842

	$9,085,299	$8,916,212	$8,597,472

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

Interest-bearing deposits at June 30, 2011 include $216 million pledged to certain subsidiary banks for intercompany borrowings.

During the first six months of 2011 and 2010, the Parent’s operating expenses included cash payments for interest of approximately $67 million and $75 million, respectively. Additionally, the Parent paid approximately $75 million and $45 million of dividends on preferred and common stock, respectively, for the same applicable periods.

Repayments of short-term borrowings by the Parent exceeded borrowings, which resulted net cash outflows of $19 million during the first six months of 2011.

At June 30, 2011, maturities of the Company’s long-term senior and subordinated debt ranged from August 2011 to May 2016.

Subsidiary Bank Liquidity: The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At June 30, 2011, these core deposits, excluding brokered deposits, in aggregate, constituted 94.4% of consolidated deposits, compared with 94.2% of consolidated deposits at March 31, 2011 and 93.1% at June 30, 2010. On a consolidated basis, the Company’s net loan to total deposit ratio as of June 30, 2011 is historically low at 89.4%, another measure of strong bank liquidity.

Noninterest-bearing deposits increased during the second quarter of 2011 by $685 million. This increase was the main driver of the total deposit increase of $599 million during the quarter. For the first six months of 2011, noninterest-bearing deposits increased by $821 million while total deposits increased by only $256 million. Although the increase in noninterest-bearing deposits generated unnecessary funding, it was created through long-term core relationship accounts that we want to maintain. Brokered deposits were only 0.8% of total deposits at June 30, 2011.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act made permanent the maximum deposit insurance amount of $250,000. On November 9, 2010 the FDIC issued a final rule providing temporary unlimited insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions, effective December 31, 2010 through December 31, 2012.

The FHLB system has, from time to time, been a significant source of liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. At June 30, 2011, the amount available for additional FHLB and Federal Reserve borrowings was approximately $13.6 billion. At both June 30, 2011 and March 31, 2011 the Company had approximately $20 million of long-term borrowings outstanding with the FHLB.

While not considered a primary source of funding, the Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is being taken. For the first six months of 2011, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $76 million.

Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. During the first six months of 2011, organic loan activity resulted in a net cash outflow of $537 million, as a result of an increase in loan demand during the economic recovery.

During the first six months of 2011 the Company paid a net $0.4 million of income taxes, whereas the Company received net cash income tax refunds of $325 million during the first six months of 2010. The majority of the income tax refunds were for the benefit of our subsidiary banks and the remainder for the benefit of the Parent.

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

Note 7 of the Notes to Consolidated Financial Statements discuss the Company’s debt and equity transactions during the first six months of 2011.

Total controlling interest shareholders’ equity at June 30, 2011 was $6,914.6 million compared to $6,648.3 million at December 31, 2010, and $6,421.8 million at June 30, 2010. The increase in total controlling interest shareholders’ equity from December 31, 2010 is primarily due to $224.3 million of subordinated debt converting into preferred stock, $125.7 million of net income applicable to controlling interest, and $25.0 million from the issuance of common stock partially offset by $40.6 million of unrealized losses on investment securities and derivative instruments recorded in other comprehensive income and $74.9 million of dividends paid on preferred and common stock.

The net change in unrealized losses on securities and derivatives recognized in other comprehensive income decreased in the second quarter of 2011 to $4.7 million compared to $35.8 million during the first quarter of 2011. The losses included incorporating additional trading prices into our valuation models for our bank and insurance trust preferred CDO securities. These observed trading prices resulted in net increases in fair value of the senior tranches of these securities, but net decreases in fair value of the junior tranches, compared to the prior quarter.

Conversions of convertible subordinated debt into preferred stock have augmented the Company’s capital position and reduced future refinancing needs. From the original modification in June 2009 through June 30, 2011, $631 million of debt has been extinguished and $736 million of preferred capital has been added. The following schedule shows the effect the conversions had on Tier 1 capital and outstanding convertible subordinated debt during 2010 and during the first six months of 2011:

	Three Months Ended
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

The Company paid $3.7 million in dividends on common stock during the first six months of 2011. The dividends paid per share of $0.01 in both the first and second quarters of 2011 is unchanged from the rate paid since the third quarter of 2009. Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury. The Company does not expect to increase its common dividend until all of its TARP CPP preferred stock has been repaid.

The Company recorded preferred stock dividends of $81.9 million and $51.7 million during the first six months of 2011 and 2010, respectively. Preferred dividends for the first six months of 2011 and 2010 include $45.6 million and $44.9 million, respectively, related to the TARP preferred stock issued to the U.S. Department of the Treasury, consisting of cash payments of $35.0 million in both the first six months of 2011 and 2010 and accretion of $10.6 million and $9.9 million in the first six months of 2011 and 2010, respectively, for the difference between the fair value and par amount of the TARP preferred stock when issued.

Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of June 30, 2011, the Company’s capital ratios were as follows:

CAPITAL RATIOS

	June 30, 2011	December 31, 2010	June 30, 2010

Tangible common equity ratio	6.95%	6.99%	6.86%
Tangible equity ratio	11.58%	11.10%	10.40%
Average equity to average assets (three months ended)	13.42%	12.80%	11.59%

Risk-based capital ratios:
Tier 1 common to risk-weighted assets	9.36%	8.95%	7.91%
Tier 1 leverage	13.44%	12.56%	11.80%
Tier 1 risk-based capital	15.87%	14.78%	12.63%
Total risk-based capital	18.01%	17.15%	15.25%

The Company expects that it (and the banking industry as a whole) will be required by market forces and/or regulation, including new standards (“Basel III”) promulgated in December 2010 and revised in June 2011 by the Basel Committee on Banking Supervision, to operate with higher capital ratios than in the past. In addition, the CPP capital preferred dividend is scheduled to increase from 5% to 9% in the fourth quarter of 2013, making it more expensive as a source of capital if not redeemed at or prior to that time. Thus, in addition to maintaining higher levels of capital, the Company’s capital structure may continue to be subject to greater variation over the next few years than has been true historically, due to the still highly uncertain economic and regulatory environments. Therefore, during the first six months of 2011 we have continued our efforts to preserve and augment capital in response to these uncertainties and in preparation for the eventual repayment of TARP CPP preferred stock rather than making capital investments to expand the business, or return capital to shareholders in the form of higher dividends or share repurchases.

At June 30, 2011, regulatory Tier 1 risk-based capital and total risk-based capital were $6,773 million and $7,687 million compared to $6,350 million and $7,364 million at December 31, 2010, and $6,024 million and $7,271 million at June 30, 2010, respectively.

GAAP to NON-GAAP RECONCILIATIONS

1.	Tier 1 common equity

Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. Regulators have begun supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. The Tier 1 common equity ratio is the core capital component of the Basel III standards, and we believe that it increasingly is becoming a key ratio considered by regulators, investors and analysts. There is a difference between this ratio calculated using Basel I definitions of Tier 1 common equity capital and those definitions using Basel III rules when fully phased in (which have not yet been formalized in regulation). The Tier 1 common risk-based capital ratios in the Capital Ratios table above use the current Basel I definitions for determining the numerator. Because Tier 1 common equity is not formally defined by generally accepted accounting principles (“GAAP”) or codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure and other entities may calculate them differently than the Company’s disclosed calculations. Since banking regulators, investors and analysts may assess the Company’s capital adequacy using Tier 1 common equity, we believe that it is useful to provide them the ability to assess the Company’s capital adequacy on this same basis.

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

The schedule below provides a reconciliation of controlling interest shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) using current U.S. regulatory treatment and not proposed Basel III calculations:

TIER 1 COMMON EQUITY (NON-GAAP)

(Amounts in millions)	June 30, 2011	December 31, 2010	June 30, 2010

Controlling interest shareholders’ equity (GAAP)	$6,915	$6,648	$6,422
Accumulated other comprehensive loss	504	461	433
Nonqualifying goodwill and intangibles	(1,093)	(1,103)	(1,116)
Disallowed deferred tax assets	–	(106)	(163)
Other regulatory adjustments	(1)	2	–
Qualifying trust preferred securities	448	448	448

Tier 1 capital (regulatory)	6,773	6,350	6,024
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(2,329)	(2,057)	(1,807)

Tier 1 common equity (non-GAAP)	$3,996	$3,845	$3,769

Risk-weighted assets (regulatory)	$42,676	$42,950	$47,681
Tier 1 common to risk-weighted assets (non-GAAP)	9.36%	8.95%	7.91%

2.	Core net interest margin

This Form 10-Q presents a “core net interest margin” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt; (2) accelerated discount amortization on convertible subordinated debt which has been converted; and (3) additional accretion of interest income on acquired loans based on increased projected cash flows.

The schedule below provides a reconciliation of net interest margin (GAAP) to core net interest margin (non-GAAP):

CORE NET INTEREST MARGIN (NON-GAAP)

	Three Months Ended
	June 30, 2011	June 30, 2010

Net interest margin as reported (GAAP)	3.62%	3.58%
Addback for the impact on net interest margin of:
Discount amortization on convertible subordinated debt	0.10%	0.12%
Accelerated discount amortization on convertible subordinated debt	0.53%	0.52%
Additional accretion of interest income on acquired loans	-0.18%	-0.08%

Core net interest margin (non-GAAP)	4.07%	4.14%

3.	Income (loss) before income taxes and subordinated debt conversions

This Form 10-Q presents “income (loss) before income taxes and subordinated debt conversions” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt and (2) accelerated discount amortization on convertible subordinated debt which has been converted.

The schedule on page 56 provides a reconciliation of income (loss) before income taxes (GAAP) to income (loss) before income taxes and subordinated debt conversions (non-GAAP).

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

TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	June 30, 2011	December 31, 2010	June 30, 2010

Total shareholders’ equity (GAAP)	$6,913	$6,647	$6,421
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(77)	(88)	(100)

Tangible equity (non-GAAP) (a)	5,821	5,544	5,306
Preferred stock	(2,329)	(2,057)	(1,807)
Noncontrolling interests	1	1	1

Tangible common equity (non-GAAP) (b)	$3,493	$3,488	$3,500

Total assets (GAAP)	$51,361	$51,035	$52,147
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(77)	(88)	(100)

Tangible assets (non-GAAP) (c)	$50,269	$49,932	$51,032

Tangible equity ratio (a/c)	11.58%	11.10%	10.40%
Tangible common equity ratio (b/c)	6.95%	6.99%	6.86%

For items 2, 3 and 4, the identified adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are included where applicable in financial results or in the balance sheet presented in accordance with GAAP. We consider these adjustments to be relevant to ongoing operating results and financial position.

We believe that excluding the amounts associated with these adjustments to present the non-GAAP financial measures provides a meaningful base for period-to-period and company-to-company comparisons, which will assist investors and analysts in analyzing the operating results or financial position of the Company and in predicting future performance. These non-GAAP financial measures are used by management and the Board of Directors to assess the performance of the Company’s business or its financial position for evaluating bank reporting subsidiary performance, for presentations of Company performance to investors, and for other reasons as may be requested by investors and analysts. We further believe that presenting these non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that applied by management and the Board of Directors.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Offer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Offer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. There were no material changes in the Company’s internal control over financial reporting during the first six months of 2011.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Other than discussed subsequently, the Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s 2010 Annual Report on Form 10-K; however, this filing contains updated disclosures related to significant risk factors discussed in “Investment Securities Portfolio,” “Exposure to State and Local Governments,” “Credit Risk Management,” “Market Risk – Fixed Income,” and “Liquidity Risk Management.”

The Company has been and could continue to be negatively affected by adverse economic conditions.

The United States and many other countries recently faced a severe economic crisis, including a major recession. These adverse economic conditions have negatively affected, and are likely to continue for some time to adversely affect, the Company’s assets, including its loans and securities portfolios, capital levels, results of operations, and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. These programs and policies appear to have stabilized the severe financial crisis that occurred in the second half of 2008, but the extent to which these programs and policies will assist in an economic recovery or may lead to adverse consequences, whether anticipated or unanticipated, is still unclear. If these programs and policies are ineffective in bringing about an economic recovery or result in substantial adverse developments, the economic conditions may again become more severe, or adverse economic conditions may continue for a substantial period of time. In addition, economic uncertainty that may result from recent statements by rating agencies regarding the possible downgrade of U.S. sovereign debt, and fiscal imbalances in federal, state, and local municipal finances combined with political difficulties in resolving these imbalances, may directly or indirectly adversely impact economic conditions faced by the Company and its customers. Any increase in the severity or duration of adverse economic conditions, including a double-dip recession or delay in the recovery, would adversely affect the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the second quarter of 2011:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

April	28,954	$24.01	–	$–
May	41,111	24.02	–	–
June	62,997	23.01	–	–

Second quarter	133,062	23.54	–

[1]

Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock under the “withholding shares” provision of an employee share-based compensation plan.

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

Exhibit Number	Description
3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 1, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 3, 2010.	*

Exhibit Number	Description
3.12	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 14, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 15, 2010.	*

3.13	Amended and Restated Bylaws of Zions Bancorporation dated May 4, 2007, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 9, 2007.	*

10.1	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.2	Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011, December 31, 2010, and June 30, 2010, (ii) the Consolidated Statements of Income for the three months ended June 30, 2011 and June 30, 2010 and the six months ended June 30, 2011 and June 30, 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2011 and June 30, 2010, (iv) the Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and June 30, 2010 and the six months ended June 30, 2011 and June 30, 2010, and (v) the Notes to the Consolidated Financial Statements (furnished herewith).

*	Incorporated by reference

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIONS BANCORPORATION

/s/ Harris H. Simmons
Harris H. Simmons, Chairman, President and Chief Executive Officer

/s/ Doyle L. Arnold
Doyle L. Arnold, Vice Chairman and Chief Financial Officer

Date: August 9, 2011