Form 10-Q
period 2011-09-30
ZIONS BANCORPORATION /UT/
filed 2011-11-09
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at October 31, 2011	184,290,334 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2011	December 31, 2010	September 30, 2010
	(Unaudited)		(Unaudited)

ASSETS
Cash and due from banks	$1,102,768	$924,126	$1,060,646
Money market investments:
Interest-bearing deposits	5,118,066	4,576,008	4,468,778
Federal funds sold and security resell agreements	165,106	130,305	116,458
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $715,608, $788,354, and $783,362)	791,569	840,642	841,573
Available-for-sale, at fair value	3,970,602	4,205,742	3,295,864
Trading account, at fair value	49,782	48,667	42,811

	4,811,953	5,095,051	4,180,248

Loans held for sale	159,300	206,286	217,409

Loans:
Loans and leases excluding FDIC-supported loans	36,050,339	35,896,395	36,579,470
FDIC-supported loans	800,530	971,377	1,089,926

	36,850,869	36,867,772	37,669,396

Less:
Unearned income and fees, net of related costs	126,361	120,341	120,037
Allowance for loan losses	1,148,903	1,440,341	1,529,955

Loans and leases, net of allowance	35,575,605	35,307,090	36,019,404

Other noninterest-bearing investments	860,045	858,367	858,402
Premises and equipment, net	726,503	720,985	719,592
Goodwill	1,015,129	1,015,161	1,015,161
Core deposit and other intangibles	72,571	87,898	94,128
Other real estate owned	203,173	299,577	356,923
Other assets	1,721,101	1,814,032	1,940,627

	$51,531,320	$51,034,886	$51,047,776

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$14,911,729	$13,653,929	$13,264,415
Interest-bearing:
Savings and NOW	6,711,002	6,362,138	6,394,964
Money market	14,576,527	15,090,833	15,398,157
Time under $100,000	1,696,302	1,941,211	2,037,318
Time $100,000 and over	1,840,453	2,232,238	2,417,779
Foreign	1,627,135	1,654,651	1,447,507

	41,363,148	40,935,000	40,960,140

Securities sold, not yet purchased	30,070	42,548	41,943
Federal funds purchased and security repurchase agreements	630,901	722,258	738,551
Other short-term borrowings	125,290	166,394	236,507
Long-term debt	1,898,439	1,942,622	1,939,395
Reserve for unfunded lending commitments	98,062	111,708	97,899
Other liabilities	466,493	467,142	538,750

Total liabilities	44,612,403	44,387,672	44,553,185

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	2,354,523	2,056,672	1,875,463
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 184,294,782, 182,784,086, and 177,202,340 shares	4,160,697	4,163,619	4,070,963
Retained earnings	994,380	889,284	1,001,559
Accumulated other comprehensive income (loss)	(588,834)	(461,296)	(452,553)

Controlling interest shareholders’ equity	6,920,766	6,648,279	6,495,432
Noncontrolling interests	(1,849)	(1,065)	(841)

Total shareholders’ equity	6,918,917	6,647,214	6,494,591

	$51,531,320	$51,034,886	$51,047,776

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$520,133	$550,489	$1,562,031	$1,645,787
Interest on money market investments	3,482	3,487	9,524	7,527
Interest on securities:
Held-to-maturity	8,937	6,063	26,610	25,256
Available-for-sale	21,382	21,353	65,837	65,563
Trading account	462	542	1,452	1,674

Total interest income	554,396	581,934	1,665,454	1,745,807

Interest expense:
Interest on deposits	31,093	46,368	101,834	155,197
Interest on short-term borrowings	1,501	3,566	5,464	10,119
Interest on long-term debt	51,207	80,125	247,533	259,970

Total interest expense	83,801	130,059	354,831	425,286

Net interest income	470,595	451,875	1,310,623	1,320,521
Provision for loan losses	14,553	184,668	75,883	678,896

Net interest income after provision for loan losses	456,042	267,207	1,234,740	641,625

Noninterest income:
Service charges and fees on deposit accounts	44,154	49,733	131,562	153,250
Other service charges, commissions and fees	45,308	41,780	130,951	124,217
Trust and wealth management income	6,269	6,310	20,202	20,940
Capital markets and foreign exchange	7,729	8,055	23,301	27,327
Dividends and other investment income	9,356	8,874	34,623	25,453
Loan sales and servicing income	6,165	8,390	22,014	20,439
Fair value and nonhedge derivative loss	(5,718)	(16,755)	(303)	(16,119)
Equity securities gains (losses), net	5,289	(1,082)	4,550	(5,747)
Fixed income securities gains, net	13,035	8,428	10,580	10,214
Impairment losses on investment securities:
Impairment losses on investment securities	(55,530)	(73,082)	(64,974)	(141,209)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	42,196	49,370	43,377	68,174

Net impairment losses on investment securities	(13,334)	(23,712)	(21,597)	(73,035)
Gain on subordinated debt exchange	–	–	–	14,471
Other	2,789	20,179	27,651	25,813

Total noninterest income	121,042	110,200	383,534	327,223

Noninterest expense:
Salaries and employee benefits	216,855	207,947	654,003	618,056
Occupancy, net	29,040	29,292	84,638	85,602
Furniture and equipment	26,852	25,591	78,667	76,290
Other real estate expense	20,564	44,256	62,634	119,348
Credit related expense	15,379	17,438	47,416	51,921
Provision for unfunded lending commitments	(2,202)	1,104	(13,646)	(18,546)
Legal and professional services	8,897	9,305	24,018	28,168
Advertising	6,511	5,575	19,384	17,721
FDIC premiums	12,573	25,706	51,906	76,354
Amortization of core deposit and other intangibles	4,773	6,296	15,329	19,287
Other	69,776	83,534	209,300	201,324

Total noninterest expense	409,018	456,044	1,233,649	1,275,525

Income (loss) before income taxes	168,066	(78,637)	384,625	(306,677)
Income taxes (benefit)	59,348	(31,180)	150,706	(82,722)

Net income (loss)	108,718	(47,457)	233,919	(223,955)
Net income (loss) applicable to noncontrolling interests	(375)	(132)	(866)	(3,427)

Net income (loss) applicable to controlling interest	109,093	(47,325)	234,785	(220,528)
Preferred stock dividends	(43,928)	(33,144)	(125,815)	(84,797)
Preferred stock redemption	–	–	–	3,107

Net earnings (loss) applicable to common shareholders	$65,165	$(80,469)	$108,970	$(302,218)

Weighted average common shares outstanding during the period:
Basic shares	182,676	172,865	182,289	161,996
Diluted shares	182,858	172,865	182,531	161,996

Net earnings (loss) per common share:
Basic	$0.35	$(0.47)	$0.59	$(1.87)
Diluted	0.35	(0.47)	0.59	(1.87)

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2010	$2,056,672	182,784,086	$4,163,619	$889,284	$(461,296)	$(1,065)	$6,647,214
Comprehensive income:
Net gain (loss) for the period				234,785		(866)	233,919
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments					(90,109)
Reclassification for net losses on investments included in earnings					6,185
Noncredit-related impairment losses on securities not expected to be sold					(26,318)
Accretion of securities with noncredit-related impairment losses not expected to be sold					131
Net unrealized losses on derivative instruments					(17,427)

Other comprehensive loss					(127,538)		(127,538)

Total comprehensive income							106,381
Subordinated debt converted to preferred stock	281,759		(40,607)				241,152
Issuance of common stock		1,067,540	25,048				25,048
Net activity under employee plans and related tax benefits		443,156	12,637				12,637
Dividends on preferred stock	16,092			(125,815)			(109,723)
Dividends on common stock, $0.03 per share				(5,478)			(5,478)
Change in deferred compensation				1,604			1,604
Other changes in noncontrolling interests						82	82

Balance at September 30, 2011	$2,354,523	184,294,782	$4,160,697	$994,380	$(588,834)	$(1,849)	$6,918,917

Balance at December 31, 2009	$1,502,784	150,425,070	$3,318,417	$1,308,356	$(436,899)	$17,599	$5,710,257
Comprehensive loss:
Net loss for the period				(220,528)		(3,427)	(223,955)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains on investments					15,682
Reclassification for net losses on investments included in earnings					38,601
Noncredit-related impairment losses on securities not expected to be sold					(42,103)
Accretion of securities with noncredit-related impairment losses not expected to be sold					101
Net unrealized losses on derivative instruments					(27,872)
Pension and postretirement					(63)

Other comprehensive loss					(15,654)		(15,654)

Total comprehensive loss							(239,609)
Subordinated debt converted to preferred stock	223,760		(31,843)				191,917
Issuance of preferred stock	142,500		(3,843)				138,657
Preferred stock exchanged for common stock	(8,615)	224,903	5,508	3,107			–
Issuance of common stock warrants			214,667				214,667
Subordinated debt exchanged for common stock		2,165,391	46,902				46,902
Issuance of common stock		23,973,957	507,201				507,201
Net activity under employee plans and related tax benefits		413,019	13,954				13,954
Dividends on preferred stock	15,034			(84,797)			(69,763)
Dividends on common stock, $0.03 per share				(4,870)			(4,870)
Change in deferred compensation				291			291
Other changes in noncontrolling interests						(15,013)	(15,013)

Balance at September 30, 2010	$1,875,463	177,202,340	$4,070,963	$1,001,559	$(452,553)	$(841)	$6,494,591

Total comprehensive income (loss) for the three months ended September 30, 2011 and 2010 was $24,375 and $(66,990), respectively.

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$108,718	$(47,457)	$233,919	$(223,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net impairment losses on investment securities	13,334	23,712	21,597	73,035
Gain on subordinated debt exchange	–	–	–	(14,471)
Gain related to sale of subsidiary assets	–	(13,864)	–	(13,864)
Provision for credit losses	12,351	185,772	62,237	660,350
Depreciation and amortization	52,288	65,488	247,884	208,004
Deferred income tax expense (benefit)	41,563	(21,039)	129,266	(72,997)
Net decrease (increase) in trading securities	1,370	42,896	(1,115)	(19,268)
Net decrease (increase) in loans held for sale	21,237	(23,475)	90,749	(12,736)
Net write-down of and gains/losses from sales of other real estate owned	15,550	47,038	49,663	112,296
Change in other liabilities	33,697	37,235	26,801	375,930
Change in other assets	(84,465)	100,464	(24,977)	91,610
Other, net	261	(24,142)	(4,673)	(32,749)

Net cash provided by operating activities	215,904	372,628	831,351	1,131,185

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in short term investments	(235,048)	380,309	(576,859)	(3,853,731)
Proceeds from maturities and paydowns of investment securities held-to-maturity	30,080	36,328	72,111	121,034
Purchases of investment securities held-to-maturity	(9,667)	(24,907)	(36,476)	(55,293)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	507,676	279,045	1,087,345	841,212
Purchases of investment securities available-for-sale	(523,772)	(202,836)	(1,042,235)	(538,720)
Proceeds from sales of loans and leases	8,836	40,794	15,026	133,154
Net loan and lease collections (originations)	(107,759)	67,770	(633,630)	1,357,349
Proceeds from surrender of bank-owned life insurance contracts	–	34,164	–	209,796
Net decrease in other noninterest-bearing investments	2,372	15,309	12,690	28,863
Net purchases of premises and equipment	(22,749)	(25,636)	(62,229)	(58,223)
Proceeds from sales of other real estate owned	89,245	131,558	276,122	369,435
Net cash received from sale of subsidiary assets	–	21,149	–	21,149

Net cash provided by (used in) investing activities	(260,786)	753,047	(888,135)	(1,423,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	171,934	(1,053,713)	428,209	(878,108)
Net change in short-term funds borrowed	(34,498)	(175,146)	(145,081)	66,276
Proceeds from issuance of long-term debt	23,527	22,947	53,777	85,413
Repayments of long-term debt	(8,191)	(7,999)	(8,522)	(73,435)
Proceeds from the issuance of preferred stock, common stock, and common stock warrants	237	110,041	25,644	860,763
Dividends paid on common and preferred stock	(40,297)	(29,772)	(115,201)	(74,633)
Other, net	(90)	(142)	(3,400)	(3,029)

Net cash provided by (used in) financing activities	112,622	(1,133,784)	235,426	(16,753)

Net increase (decrease) in cash and due from banks	67,740	(8,109)	178,642	(309,543)
Cash and due from banks at beginning of period	1,035,028	1,068,755	924,126	1,370,189

Cash and due from banks at end of period	$1,102,768	$1,060,646	$1,102,768	$1,060,646

Cash paid for interest	$71,220	$92,587	$213,540	$284,912
Net cash paid (refund received) for income taxes	–	(220)	428	(324,792)

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2011

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

Operating results for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2010 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2010 Annual Report on Form 10-K.

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

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. This new accounting guidance amends ASC 350, Intangibles – Goodwill and Other and simplifies the process to test goodwill for impairment by allowing for greater emphasis to be placed on the assessment of qualitative factors. If, after considering the totality of events and circumstances, the likelihood is not more than 50% that the fair value of a reporting unit is less than carrying value, companies need not perform the two-step impairment test. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management is currently evaluating the effect this new guidance will have on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This new accounting guidance under ASC 220, Comprehensive Income, provides more convergence to International Financial Reporting Standards (“IFRS”) and no longer allows presentation of other comprehensive income (“OCI”) in the statement of changes in shareholders’ equity. Companies may present OCI in a continuous statement of comprehensive income or in a separate statement consecutive to the statement of income. For public entities, the new guidance is effective on a retrospective basis for interim and annual periods

ZIONS BANCORPORATION AND SUBSIDIARIES

beginning after December 15, 2011. On October 12, 2011, the FASB announced it will consider deferring the adoption of certain aspects of ASU 2011-05. Management is currently evaluating the impact this new guidance will have on the disclosures in the Company’s financial statements.

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

Additional recent accounting pronouncements are discussed where applicable in the Notes to Consolidated Financial Statements.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities are summarized as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Loans transferred to other real estate owned	$75,769	$139,374	$250,427	$480,066
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	2,863	9,231	40,607	31,843
Subordinated debt exchanged for common stock	–	–	–	46,902
Subordinated debt converted to preferred stock	16,834	54,259	241,152	191,917

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	INVESTMENT SECURITIES

Investment securities are summarized as follows:

	September 30, 2011
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$548,428	$–	$–	$548,428	$9,717	$703	$557,442
Asset-backed securities:
Trust preferred securities – banks and insurance	262,853	–	40,988	221,865	283	78,092	144,056
Other	24,832	–	3,656	21,176	302	7,468	14,010
Other debt securities	100	–	–	100	–	–	100

	$836,213	$–	$44,644	$791,569	$10,302	$86,263	$715,608

Available-for-sale
U.S. Treasury securities	$705,736	$420	$–	$706,156			$706,156
U.S. Government agencies and corporations:
Agency securities	154,335	5,442	110	159,667			159,667
Agency guaranteed mortgage-backed securities	564,590	20,165	61	584,694			584,694
Small Business Administration loan-backed securities	1,056,591	7,289	8,697	1,055,183			1,055,183
Municipal securities	122,890	3,525	929	125,486			125,486
Asset-backed securities:
Trust preferred securities – banks and insurance	1,813,503	12,389	897,711	928,181			928,181
Trust preferred securities – real estate investment trusts	40,260	–	20,774	19,486			19,486
Auction rate securities	72,172	103	1,624	70,651			70,651
Other	65,322	1,096	14,875	51,543			51,543

	4,595,399	50,429	944,781	3,701,047			3,701,047
Mutual funds and stock	269,380	175	–	269,555			269,555

	$4,864,779	$50,604	$944,781	$3,970,602			$3,970,602

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2010
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$576,984	$–	$–	$576,984	$10,953	$1,593	$586,344
Asset-backed securities:
Trust preferred securities – banks and insurance	264,693	–	25,152	239,541	588	60,606	179,523
Other	29,301	–	4,353	24,948	619	8,172	17,395
Other debt securities	100	–	–	100	–	–	100

	$871,078	$–	$29,505	$841,573	$12,160	$70,371	$783,362

Available-for-sale
U.S. Treasury securities	$48,711	$375	$–	$49,086			$49,086
U.S. Government agencies and corporations:							–
Agency securities	202,758	6,052	113	208,697			208,697
Agency guaranteed mortgage-backed securities	340,689	14,746	146	355,289			355,289
Small Business Administration loan-backed securities	844,545	5,965	8,013	842,497			842,497
Municipal securities	178,077	4,727	89	182,715			182,715
Asset-backed securities:
Trust preferred securities – banks and insurance	1,953,739	53,179	741,317	1,265,601			1,265,601
Trust preferred securities – real estate investment trusts	50,085	–	30,950	19,135			19,135
Auction rate securities	134,072	1,241	652	134,661			134,661
Other	108,349	1,383	26,994	82,738			82,738

	3,861,025	87,668	808,274	3,140,419			3,140,419
Mutual funds and stock	155,305	140	–	155,445			155,445

	$4,016,330	$87,808	$808,274	$3,295,864			$3,295,864

[1]	The gross unrealized losses recognized in OCI on held-to-maturity (“HTM”) securities primarily resulted from a transfer of available-for-sale (“AFS”) securities to HTM in 2008.

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of September 30, 2011 by expected maturity distribution for structured asset-backed security collateralized debt obligations (“ABS CDOs”) and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$53,972	$54,539	$1,068,360	$1,057,303
Due after one year through five years	215,952	212,535	1,059,819	975,381
Due after five years through ten years	160,927	146,697	780,976	655,206
Due after ten years	405,362	301,837	1,686,244	1,013,157

	$836,213	$715,608	$4,595,399	$3,701,047

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$176	$4,595	$527	$23,428	$703	$28,023
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	119,080	143,710	119,080	143,710
Other	–	–	11,124	14,010	11,124	14,010

	$176	$4,595	$130,731	$181,148	$130,907	$185,743

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$58	$10,616	$52	$3,027	$110	$13,643
Agency guaranteed mortgage-backed securities	61	58,635	–	–	61	58,635
Small Business Administration loan-backed securities	4,566	420,228	4,131	215,632	8,697	635,860
Municipal securities	569	9,702	360	4,535	929	14,237
Asset-backed securities:
Trust preferred securities – banks and insurance	3,187	72,281	894,524	693,731	897,711	766,012
Trust preferred securities – real estate investment trusts	–	–	20,774	19,487	20,774	19,487
Auction rate securities	1,582	61,813	42	994	1,624	62,807
Other	8	33	14,867	19,192	14,875	19,225

	$10,031	$633,308	$934,750	$956,598	$944,781	$1,589,906

	September 30, 2010
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$51	$2,555	$1,542	$26,187	$1,593	$28,742
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	85,758	179,524	85,758	179,524
Other	–	–	12,525	17,395	12,525	17,395

	$51	$2,555	$99,825	$223,106	$99,876	$225,661

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$86	$10,181	$27	$980	$113	$11,161
Agency guaranteed mortgage-backed securities	146	14,194	–	–	146	14,194
Small Business Administration loan-backed securities	1,338	109,324	6,675	392,242	8,013	501,566
Municipal securities	63	6,104	26	3,372	89	9,476
Asset-backed securities:
Trust preferred securities – banks and insurance	1,099	13,957	740,218	866,668	741,317	880,625
Trust preferred securities – real estate investment trusts	–	–	30,950	19,135	30,950	19,135
Auction rate securities	272	21,519	380	10,686	652	32,205
Other	–	–	26,994	70,679	26,994	70,679

	$3,004	$175,279	$805,270	$1,363,762	$808,274	$1,539,041

At September 30, 2011 and 2010, respectively, 50 and 53 HTM and 525 and 543 AFS investment securities were in an unrealized loss position.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

the security; (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria under previous guidance.

Credit-related OTTI is recognized in earnings while noncredit-related OTTI on AFS securities not expected to be sold is recognized in OCI. Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI. For securities classified as HTM, the amount of noncredit-related OTTI recognized in OCI is accreted to the credit-adjusted expected cash flow amounts of the securities over future periods.

Our 2010 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation for those security types that have significant gross unrealized losses at September 30, 2011:

Asset-backed securities

Trust preferred securities – banks and insurance: These CDO securities are interests in variable rate pools of trust preferred securities related to banks and insurance companies (“collateral issuers”). They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”), which are rating agencies registered with the Securities and Exchange Commission (“SEC”). They were purchased generally at par. The primary drivers that have given rise to the unrealized losses on CDOs with bank collateral are listed below:

i.	Market yield requirements for bank CDO securities remain very high. The credit crisis resulted in significant utilization of both the unique five-year deferral option each collateral issuer maintains during the life of the CDO and the ability of junior bonds to defer the payment of current interest. The resulting increase in the rate of return demanded by the market for trust preferred CDOs remains dramatically higher than the effective interest rates. All structured product fair values, including bank CDOs, deteriorated significantly during the credit crisis, generally reaching a low in mid-2009. Prices for some structured products, other than bank CDOs, have since rebounded as the crucial unknowns related to value became resolved and as trading increased in these securities. Unlike these other structured products, CDO tranches backed by bank trust preferred securities continue to have unresolved questions surrounding collateral behavior, specifically including, but not limited to, the future number, size and timing of bank failures, and of allowed deferrals and subsequent resumption of payment of contractual interest.

ii.	Structural features of the collateral make these CDO tranches difficult for market participants to model. The first feature unique to bank CDOs is the interest deferral feature previously discussed. During the credit crisis starting in 2008, certain banks within our CDO pools have exercised this prerogative. The extent to which these deferrals either transition to default or alternatively come current prior to the five-year deadline is extremely difficult for market participants to assess. Our CDO pools include banks which first exercised this deferral option in the second quarter of 2008. A significant number of banks in our CDO pools have already come current after a period of deferral, while others are still deferring but remain within the allowed deferral period.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Our ongoing review of these securities in accordance with the previous discussion determined that OTTI should be recorded at September 30, 2011.

Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit, collateral deterioration, widening of credit spreads for ABS securities, and general illiquidity in the CDO market. Based on our review, no OTTI was recorded for these securities at September 30, 2011.

Other asset-backed securities: Most of these CDO securities were purchased in 2009 from Lockhart Funding LLC at their carrying values and were then adjusted to fair value. Certain of these CDOs consist of ABS CDOs (also known as diversified structured finance CDOs). Unrealized losses since acquisition were caused mainly by deterioration in collateral quality, widening of credit spreads for asset backed securities, and ratings downgrades of the underlying residential mortgage-backed securities (“RMBS”) collateral. Our ongoing review of these securities in accordance with the previous discussion determined that OTTI should be recorded at September 30, 2011.

U.S. Government agencies and corporations

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, no OTTI was recorded for these securities at September 30, 2011.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings:

(In thousands)	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(5,357)	$(290,209)	$(295,566)	$(5,357)	$(335,682)	$(341,039)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized [1]	(769)	(3,007)	(3,776)	(769)	(3,007)	(3,776)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	–	(9,558)	(9,558)	–	(17,821)	(17,821)

Subtotal of amounts recognized in earnings	(769)	(12,565)	(13,334)	(769)	(20,828)	(21,597)
Reductions for securities sold during the period		–	–		53,736	53,736

Balance of credit-related OTTI at end of period	$(6,126)	$(302,774)	$(308,900)	$(6,126)	$(302,774)	$(308,900)

(In thousands)	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(5,357)	$(318,423)	$(323,780)	$(5,206)	$(269,251)	$(274,457)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized [1]	–	(3,033)	(3,033)	–	(3,899)	(3,899)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	–	(20,679)	(20,679)	(151)	(68,985)	(69,136)

Subtotal of amounts recognized in earnings	–	(23,712)	(23,712)	(151)	(72,884)	(73,035)
Reductions for securities sold during the period			–			–

Balance of credit-related OTTI at end of period	$(5,357)	$(342,135)	$(347,492)	$(5,357)	$(342,135)	$(347,492)

[1]	Relates to securities not previously impaired.
[2]	Relates to additional impairment on securities previously impaired.

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

For those securities with credit-related OTTI recognized in the statement of income, the amounts of noncredit-related OTTI recognized in OCI are related to AFS securities for all periods presented, except for $20.9 million related to HTM securities first identified as having credit-related OTTI during the three months ended September 30, 2011.

During the three and nine months ended September 30, nontaxable interest income on securities was $5.2 million and $16.4 million in 2011, and $6.6 million and $20.7 million in 2010, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes gains and losses, including OTTI, that were recognized in the statements of income:

	Three Months Ended				Nine Months Ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$85	$769	$–	$–	$202	$769	$–	$151
Available-for-sale	12,950	12,565	8,427	23,711	20,532	30,982	10,241	72,911

Other noninterest-bearing investments:
Nonmarketable equity securities	5,482	193	1,141	2,223	6,550	2,000	5,217	10,964

	18,517	13,527	9,568	25,934	27,284	33,751	15,458	84,026

Net gains (losses)		$4,990		$(16,366)		$(6,467)		$(68,568)

Statement of income information:
Net impairment losses on investment securities		$(13,334)		$(23,712)		$(21,597)		$(73,035)
Equity securities gains (losses), net		5,289		(1,082)		4,550		(5,747)
Fixed income securities gains, net		13,035		8,428		10,580		10,214

Net gains (losses)		$4,990		$(16,366)		$(6,467)		$(68,568)

Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Securities with a carrying value of $1.4 billion and $1.6 billion at September 30, 2011 and 2010, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

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

Additional accounting guidance and disclosures for troubled debt restructurings (“TDRs”) were required for the Company beginning September 30, 2011 in accordance with ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 provides criteria to evaluate if a TDR exists based on whether (1) the restructuring constitutes a concession by the creditor and (2) the debtor is experiencing financial difficulty. The new guidance for TDRs is incorporated in the following discussion and did not affect the Company’s financial condition or results of operations.

ZIONS BANCORPORATION AND SUBSIDIARIES

Loans and Loans Held for Sale

Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Loans held for sale	$159,300	$206,286	$217,409

Commercial:
Commercial and industrial	$9,787,273	$9,167,001	$9,152,487
Leasing	409,458	410,174	401,504
Owner occupied	8,334,192	8,217,363	8,345,475
Municipal	440,638	438,985	333,564

Total commercial	18,971,561	18,233,523	18,233,030

Commercial real estate:
Construction and land development	2,476,838	3,499,103	4,205,820
Term	7,743,629	7,649,494	7,550,283

Total commercial real estate	10,220,467	11,148,597	11,756,103

Consumer:
Home equity credit line	2,157,626	2,141,740	2,156,958
1-4 family residential	3,884,618	3,499,149	3,508,948
Construction and other consumer real estate	303,680	343,257	366,697
Bankcard and other revolving plans	278,343	296,936	286,808
Other	234,044	233,193	270,926

Total consumer	6,858,311	6,514,275	6,590,337

FDIC-supported loans	800,530	971,377	1,089,926

Total loans	$36,850,869	$36,867,772	$37,669,396

FDIC-supported loans were acquired during 2009 and are indemnified by the FDIC under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased loans accounted for under ASC 310-30 at their carrying values rather than their outstanding balances. See subsequent discussion under purchased loans.

Owner occupied and commercial real estate loans include unamortized premiums of approximately $76.8 million at September 30, 2011 and $88.4 million at December 31, 2010.

Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.

Loans with a carrying value of approximately $20.6 billion at September 30, 2011 and $20.4 billion at December 31, 2010 have been made available for pledging at the Federal Reserve and various Federal Home Loan Banks as collateral for current and potential borrowings.

We sold loans totaling $353 million and $1.2 billion for the three and nine months ended September 30, 2011 that were previously classified as loans held for sale. Amounts added to loans held for sale during these same periods were $336 million and $1.1 billion. Income from loans sold, excluding servicing, for these same periods was $5.5 million and $19.9 million.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) consists of the allowance for loan and lease losses (“ALLL,” also

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The methodologies we use to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. The methodology for impaired loans is discussed subsequently. For the commercial and commercial real estate segments, we use a comprehensive loan grading system to assign probability of default and loss given default grades to each loan. The credit quality indicators discussed subsequently are based on this grading system. Probability of default and loss given default grades are based on both financial and statistical models and loan officers’ judgment. We create groupings of these grades for each subsidiary bank and loan class and calculate historic loss rates using a loss migration analysis that attributes historic realized losses to historic loan grades over the time period of the loss migration analysis, ranging from the previous 6 to 60 months.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Changes in ACL Assumptions: During the third quarter of 2011, we did not change any assumptions in our loss migration model that we use to estimate the ALLL and RULC for the commercial and commercial real estate segments. During the first quarter of 2011, we changed certain assumptions in our loss migration model by expanding the loss look-back periods for the commercial and commercial real estate segments to include losses as far back as 60 months. Prior to the first quarter of 2011, we used loss migration models based on the most recent 18 months of loss data to estimate probable losses for the portions of the segments that were collectively evaluated for impairment. The expansion of the look-back periods to a maximum of 60 months during the first quarter of 2011 increased the quantitative portion of the ACL by approximately $63 million as of March 31, 2011 over what it would have been had the previous assumptions been used. We considered these assumption changes in assessing our qualitative adjustments to the ACL. The change was made so we could continue to capture the inherent risks in the portfolio, as we believe the high level of loss severity rates that occurred during the longer periods are still relevant to estimating probable inherent losses in those segments. Our quantitative models serve as the starting point for our estimation of the appropriate level of the ACL, and therefore we utilize the qualitative portion of the ACL to capture these risks not captured in the quantitative models.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended September 30, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Balance at beginning of period	$667,646	$392,852	$149,773	$27,462	$1,237,733
Additions:
Provision for loan losses	47,764	(49,770)	15,618	941	14,553
Change in allowance covered by FDIC indemnification				(1,647)	(1,647)
Deductions:
Gross loan and lease charge-offs	(63,047)	(44,658)	(18,475)	(2,966)	(129,146)
Net charge-offs recoverable from FDIC	–	–	–	127	127
Recoveries	8,788	13,285	3,185	2,025	27,283

Net loan and lease charge-offs	(54,259)	(31,373)	(15,290)	(814)	(101,736)

Balance at end of period	$661,151	$311,709	$150,101	$25,942	$1,148,903

Reserve for unfunded lending commitments:
Balance at beginning of period	$75,082	$23,852	$1,330	$–	$100,264
Provision charged (credited) to earnings	1,549	(3,278)	(473)	–	(2,202)

Balance at end of period	$76,631	$20,574	$857	$–	$98,062

Total allowance for credit losses:
Allowance for loan losses	$661,151	$311,709	$150,101	$25,942	$1,148,903
Reserve for unfunded lending commitments	76,631	20,574	857	–	98,062

Total allowance for credit losses	$737,782	$332,283	$150,958	$25,942	$1,246,965

	Nine Months Ended September 30, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Balance at beginning of period	$761,107	$487,235	$154,326	$37,673	$1,440,341
Additions:
Provision for loan losses	37,864	(21,475)	53,564	5,930	75,883
Change in allowance covered by FDIC indemnification	–	–	–	(11,923)	(11,923)
Deductions:
Gross loan and lease charge-offs	(172,103)	(182,849)	(68,407)	(16,199)	(439,558)
Net charge-offs recoverable from FDIC	–	–	–	5,727	5,727
Recoveries	34,283	28,798	10,618	4,734	78,433

Net loan and lease charge-offs	(137,820)	(154,051)	(57,789)	(5,738)	(355,398)

Balance at end of period	$661,151	$311,709	$150,101	$25,942	$1,148,903

Reserve for unfunded lending commitments:
Balance at beginning of period	$83,352	$26,373	$1,983	$–	$111,708
Provision credited to earnings	(6,721)	(5,799)	(1,126)	–	(13,646)

Balance at end of period	$76,631	$20,574	$857	$–	$98,062

Total allowance for credit losses:
Allowance for loan losses	$661,151	$311,709	$150,101	$25,942	$1,148,903
Reserve for unfunded lending commitments	76,631	20,574	857	–	98,062

Total allowance for credit losses	$737,782	$332,283	$150,958	$25,942	$1,246,965

ZIONS BANCORPORATION AND SUBSIDIARIES

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	September 30, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Individually evaluated for impairment	$20,089	$13,840	$8,755	$571	$43,255
Collectively evaluated for impairment	641,062	297,869	141,346	18,091	1,098,368
Purchased loans with evidence of credit deterioration				7,280	7,280

Total	$661,151	$311,709	$150,101	$25,942	$1,148,903

Outstanding loan balances:
Individually evaluated for impairment	$416,682	$725,026	$120,403	$4,811	$1,266,922
Collectively evaluated for impairment	18,554,879	9,495,441	6,737,908	667,777	35,456,005
Purchased loans with evidence of credit deterioration				127,942	127,942

Total	$18,971,561	$10,220,467	$6,858,311	$800,530	$36,850,869

	December 31, 2010
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Individually evaluated for impairment	$53,237	$37,545	$6,335	$–	$97,117
Collectively evaluated for impairment	707,870	449,690	147,991	30,684	1,336,235
Purchased loans with evidence of credit deterioration	–	–	–	6,989	6,989

Total	$761,107	$487,235	$154,326	$37,673	$1,440,341

Outstanding loan balances:
Individually evaluated for impairment	$544,243	$1,003,402	$137,928	$–	$1,685,573
Collectively evaluated for impairment	17,689,280	10,145,195	6,376,347	791,587	35,002,409
Purchased loans with evidence of credit deterioration	–	–	–	179,790	179,790

Total	$18,233,523	$11,148,597	$6,514,275	$971,377	$36,867,772

Nonaccrual and Past Due Loans

Loans are generally placed on nonaccrual status when payment in full of principal and interest is not expected, or the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Factors we consider in determining whether a loan is placed on nonaccrual include delinquency status, collateral value, borrower or guarantor financial statement information, bankruptcy status, and other information which would indicate that the full and timely collection of interest and principal is uncertain.

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

Nonaccrual loans are summarized as follows:

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Loans held for sale	$18,216	$–	$–

Commercial:
Commercial and industrial	$175,626	$224,499	$284,045
Leasing	742	801	1,885
Owner occupied	267,663	342,467	414,220
Municipal	–	2,002	–

Total commercial	444,031	569,769	700,150

Commercial real estate:
Construction and land development	245,527	493,445	660,080
Term	188,931	264,305	262,572

Total commercial real estate	434,458	757,750	922,652

Consumer:
Home equity credit line	14,789	14,047	16,057
1-4 family residential	107,992	124,470	145,134
Construction and other consumer real estate	15,579	23,719	22,397
Bankcard and other revolving plans	418	958	600
Other	3,320	2,156	2,580

Total consumer loans	142,098	165,350	186,768

FDIC-supported loans	29,082	35,837	127

Total	$1,049,669	$1,528,706	$1,809,697

ZIONS BANCORPORATION AND SUBSIDIARIES

Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2011
						Accruing loans	Nonaccrual loans
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	90+ days past due	that are current[1]

Loans held for sale	$141,084	$–	$18,216	$18,216	$159,300	$–	$–

Commercial:
Commercial and industrial	$9,638,035	$76,084	$73,154	$149,238	$9,787,273	$3,778	$77,789
Leasing	408,871	270	317	587	409,458	–	408
Owner occupied	8,100,075	85,918	148,199	234,117	8,334,192	4,237	90,362
Municipal	440,638	–	–	–	440,638	–	–

Total commercial	18,587,619	162,272	221,670	383,942	18,971,561	8,015	168,559

Commercial real estate:
Construction and land development	2,322,117	30,243	124,478	154,721	2,476,838	2,616	103,193
Term	7,621,388	51,702	70,539	122,241	7,743,629	1,103	98,933

Total commercial real estate	9,943,505	81,945	195,017	276,962	10,220,467	3,719	202,126

Consumer:
Home equity credit line	2,142,550	7,797	7,279	15,076	2,157,626	–	4,169
1-4 family residential	3,783,087	30,073	71,458	101,531	3,884,618	2,828	31,803
Construction and other consumer real estate	292,616	2,970	8,094	11,064	303,680	150	7,167
Bankcard and other revolving plans	274,806	2,106	1,431	3,537	278,343	1,130	76
Other	229,668	1,556	2,820	4,376	234,044	21	312

Total consumer loans	6,722,727	44,502	91,082	135,584	6,858,311	4,129	43,527

FDIC-supported loans	685,512	13,816	101,202	115,018	800,530	85,714	13,594

Total	$35,939,363	$302,535	$608,971	$911,506	$36,850,869	$101,577	$427,806

	December 31, 2010
						Accruing loans	Nonaccrual loans
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	90+ days past due	that are current[1]

Loans held for sale	$206,286	$–	$–	$–	$206,286	$–	$–

Commercial:
Commercial and industrial	$8,938,120	$100,119	$128,762	$228,881	$9,167,001	$7,533	$77,406
Leasing	408,015	1,352	807	2,159	410,174	66	23
Owner occupied	7,905,193	83,658	228,512	312,170	8,217,363	3,876	91,527
Municipal	438,985	–	–	–	438,985	–	2,002

Total commercial	17,690,313	185,129	358,081	543,210	18,233,523	11,475	170,958

Commercial real estate:
Construction and land development	3,172,537	57,891	268,675	326,566	3,499,103	1,916	200,864
Term	7,436,222	85,595	127,677	213,272	7,649,494	4,757	112,447

Total commercial real estate	10,608,759	143,486	396,352	539,838	11,148,597	6,673	313,311

Consumer:
Home equity credit line	2,126,505	7,494	7,741	15,235	2,141,740	–	2,224
1-4 family residential	3,383,420	26,345	89,384	115,729	3,499,149	2,966	34,425
Construction and other consumer real estate	322,341	8,261	12,655	20,916	343,257	532	10,089
Bankcard and other revolving plans	290,879	3,912	2,145	6,057	296,936	1,572	311
Other	227,654	4,586	953	5,539	233,193	–	959

Total consumer loans	6,350,799	50,598	112,878	163,476	6,514,275	5,070	48,008

FDIC-supported loans	804,760	27,256	139,361	166,617	971,377	118,760	15,136

Total	$35,454,631	$406,469	$1,006,672	$1,413,141	$36,867,772	$141,978	$547,413

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

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

We generally assign internal grades to commercial and commercial real estate loans with commitments equal to or greater than $500,000 based on financial/statistical models and loan officer judgment. For these larger loans, we assign one of fourteen probability of default grades (in order of declining credit quality) and one of twelve loss-given-default grades. The first ten of the fourteen probability of default grades indicate a Pass grade. The remaining four grades are: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged-off. We evaluate our credit quality information such as risk grades at least quarterly, or as soon as we identify information that might warrant an upgrade or downgrade. Risk grades are then updated as necessary.

For consumer loans, we generally assign internal risk grades similar to those described above based on payment performance. These are generally assigned with either a Pass or Substandard grade and are reviewed as we identify information that might warrant an upgrade or downgrade.

ZIONS BANCORPORATION AND SUBSIDIARIES

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2011
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$140,954	$–	$18,346	$–	$159,300	$–

Commercial:
Commercial and industrial	$9,041,851	$218,042	$512,683	$14,697	$9,787,273
Leasing	399,342	–	10,116	–	409,458
Owner occupied	7,569,305	199,421	556,035	9,431	8,334,192
Municipal	425,177	15,461	–	–	440,638

Total commercial	17,435,675	432,924	1,078,834	24,128	18,971,561	$661,151

Commercial real estate:
Construction and land development	1,761,014	217,839	497,019	966	2,476,838
Term	6,978,372	258,644	502,697	3,916	7,743,629

Total commercial real estate	8,739,386	476,483	999,716	4,882	10,220,467	311,709

Consumer:
Home equity credit line	2,109,662	108	47,812	44	2,157,626
1-4 family residential	3,723,268	6,709	154,395	246	3,884,618
Construction and other consumer real estate	281,968	637	20,715	360	303,680
Bankcard and other revolving plans	266,400	3,631	8,312	–	278,343
Other	227,978	408	5,649	9	234,044

Total consumer loans	6,609,276	11,493	236,883	659	6,858,311	150,101
FDIC-supported loans	529,954	43,559	227,006	11	800,530	25,942

Total	$33,314,291	$964,459	$2,542,439	$29,680	$36,850,869	$1,148,903

	December 31, 2010
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$206,286	$–	$–	$–	$206,286	$–

Commercial:
Commercial and industrial	$8,234,515	$254,369	$658,400	$19,717	$9,167,001
Leasing	395,081	1,170	13,923	–	410,174
Owner occupied	7,358,189	147,562	705,128	6,484	8,217,363
Municipal	436,983	–	2,002	–	438,985

Total commercial	16,424,768	403,101	1,379,453	26,201	18,233,523	$761,107

Commercial real estate:
Construction and land development	1,921,110	470,431	1,093,772	13,790	3,499,103
Term	6,768,022	252,814	624,196	4,462	7,649,494

Total commercial real estate	8,689,132	723,245	1,717,968	18,252	11,148,597	487,235

Consumer:
Home equity credit line	2,098,365	855	42,349	171	2,141,740
1-4 family residential	3,313,875	7,274	177,963	37	3,499,149
Construction and other consumer real estate	310,209	3,424	29,176	448	343,257
Bankcard and other revolving plans	282,353	4,535	10,040	8	296,936
Other	226,832	111	6,038	212	233,193

Total consumer loans	6,231,634	16,199	265,566	876	6,514,275	154,326
FDIC-supported loans	646,476	45,431	278,044	1,426	971,377	37,673

Total	$31,992,010	$1,187,976	$3,641,031	$46,755	$36,867,772	$1,440,341

ZIONS BANCORPORATION AND SUBSIDIARIES

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. If a nonaccrual loan has a balance greater than $500,000 or if a loan is a TDR (including TDRs that subsequently default), we consider the loan to be impaired and estimate a specific reserve for the loan according to ASC 310. Beginning in the third quarter of 2011, we increased this threshold to $1,000,000. Smaller nonaccrual loans are pooled for ALLL estimation purposes. Our consideration of impairment also incorporates the same determining factors discussed previously under nonaccrual loans.

When loans are impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received.

Information on impaired loans is summarized as follows, including the average recorded investment and interest income recognized for the three and nine months ended September 30, 2011:

(In thousands)	September 30, 2011					Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
		with no allowance	with allowance

Commercial:
Commercial and industrial	$247,439	$87,778	$85,525	$173,303	$12,637	$176,884	$468		$194,582	$1,608
Leasing	–	–	–	–	–	240	–		124	–
Owner occupied	301,079	148,384	94,995	243,379	7,452	269,455	634		297,808	2,066
Municipal	–	–	–	–	–	3,872	–		3,256	–

Total commercial	548,518	236,162	180,520	416,682	20,089	450,451	1,102		495,770	3,674

Commercial real estate:
Construction and land development	449,789	249,888	99,122	349,010	6,641	406,510	1,229		480,834	3,803
Term	435,832	232,159	143,857	376,016	7,199	387,178	2,082		412,378	6,381

Total commercial real estate	885,621	482,047	242,979	725,026	13,840	793,688	3,311		893,212	10,184

Consumer:
Home equity credit line	1,702	1,374	226	1,600	3	1,133	–		1,265	1
1-4 family residential	122,606	61,685	42,206	103,891	7,804	103,983	353		106,439	977
Construction and other consumer real estate	15,594	4,446	6,818	11,264	945	12,034	29		12,744	51
Bankcard and other revolving plans	–	–	–	–	–	–	–		21	–
Other	3,719	3,619	29	3,648	3	3,723	–		3,793	–

Total consumer loans	143,621	71,124	49,279	120,403	8,755	120,873	382		124,262	1,029

FDIC-supported loans	376,757	58,181	74,572	132,753	7,851	133,911	12,661	[1]	152,241	41,164	[1]

Total	$1,954,517	$847,514	$547,350	$1,394,864	$50,535	$1,498,923	$17,456		$1,665,485	$56,051

[1]	Interest income recognized results primarily from accretion on impaired FDIC-supported loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2010
	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Commercial:
Commercial and industrial	$322,674	$95,316	$114,959	$210,275	$38,021
Leasing	–	–	–	–	–
Owner occupied	430,997	233,418	98,548	331,966	14,743
Municipal	2,002	–	2,002	2,002	473

Total commercial	755,673	328,734	215,509	544,243	53,237

Commercial real estate:
Construction and land development	862,433	478,181	118,663	596,844	16,964
Term	500,956	251,745	154,813	406,558	20,581

Total commercial real estate	1,363,389	729,926	273,476	1,003,402	37,545

Consumer:
Home equity credit line	5,160	3,152	630	3,782	180
1-4 family residential	138,965	91,721	23,811	115,532	5,456
Construction and other consumer real estate	27,308	16,682	1,369	18,051	465
Bankcard and other revolving plans	60	–	30	30	30
Other	629	–	533	533	204

Total consumer loans	172,122	111,555	26,373	137,928	6,335

FDIC-supported loans	547,566	131,680	48,110	179,790	6,989

Total	$2,838,750	$1,301,895	$563,468	$1,865,363	$104,106

Amounts at December 31, 2010 in the preceding table presenting the unpaid principal balance have been adjusted from balances previously reported as of this same date, for which the total was $2.7 billion. This clarification in reporting was made to properly reflect our accounting for these items. The change did not have an impact on the Company’s balance sheet or results of operations.

Modified and Restructured Loans

Loans may be modified in the normal course of business for competitive reasons or to strengthen the Company’s position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. These modifications are structured on a loan-by-loan basis, and depending on the circumstances, may include extended payment terms, a modified interest rate, forgiveness of principal, or other concessions. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider, are considered a TDR.

We consider many factors in determining whether to agree to a loan modification involving concessions, and seek a solution that will both minimize potential loss to the Company and attempt to help the borrower. We evaluate borrowers’ current and forecasted future cash flows, their ability and willingness to make current contractual or proposed modified payments, the value of the underlying collateral (if applicable), the possibility of obtaining additional security or guarantees, and the potential costs related to a repossession or foreclosure and the subsequent sale of the collateral.

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the

ZIONS BANCORPORATION AND SUBSIDIARIES

restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the bank is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms.

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following table. This information reflects all TDRs at September 30, 2011:

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2011
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total

Accruing
Commercial:
Commercial and industrial	$306	$16,129	$–	$3,280	$7,993	$4,567	$32,275
Leasing	–	–	–	–	–	–	–
Owner occupied	1,896	15,518	–	2,478	12,639	9,265	41,796
Municipal	–	–	–	–	–	–	–

Total commercial	2,202	31,647	–	5,758	20,632	13,832	74,071

Commercial real estate:
Construction and land development	7,160	53,944	712	–	22,675	25,200	109,691
Term	3,801	31,513	3,044	24,059	33,060	111,553	207,030

Total commercial real estate	10,961	85,457	3,756	24,059	55,735	136,753	316,721

Consumer:
Home equity credit line	–	–	–	–	34	73	107
1-4 family residential	3,291	1,673	224	–	2,635	29,265	37,088
Construction and other consumer real estate	18	598	–	–	637	984	2,237
Bankcard and other revolving plans	–	–	–	–	–	–	–
Other	–	29	–	–	–	–	29

Total consumer loans	3,309	2,300	224	–	3,306	30,322	39,461

Total accruing	16,472	119,404	3,980	29,817	79,673	180,907	430,253

Nonaccruing
Commercial:
Commercial and industrial	3,720	3,386	37	1,413	826	17,661	27,043
Leasing	–	–	–	–	–	–	–
Owner occupied	2,903	1,720	770	8,589	7,188	10,817	31,987
Municipal	–	–	–	–	–	–	–

Total commercial	6,623	5,106	807	10,002	8,014	28,478	59,030

Commercial real estate:
Construction and land development	15,360	4,661	36	4,386	7,485	97,233	129,161
Term	10,837	56	–	5,229	4,178	66,936	87,236

Total commercial real estate	26,197	4,717	36	9,615	11,663	164,169	216,397

Consumer:
Home equity credit line	197	–	–	–	–	–	197
1-4 family residential	1,393	914	1,256	2,976	5,997	15,725	28,261
Construction and other consumer real estate	969	3,233	–	–	–	72	4,274
Bankcard and other revolving plans	–	–	–	–	–	–	–
Other	–	–	–	–	–	–	–

Total consumer loans	2,559	4,147	1,256	2,976	5,997	15,797	32,732

Total nonaccruing	35,379	13,970	2,099	22,593	25,674	208,444	308,159

Total	$51,851	$133,374	$6,079	$52,410	$105,347	$389,351	$738,412

[1]

Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction; etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.

At September 30, 2011, the recorded investment in loans modified with interest rates or other terms more favorable than market was $262.8 million. The net financial impact on interest income due to interest rate changes for accruing TDR loans is summarized in the following table:

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2011
(In thousands)	Three months ended[1]	Nine months ended[1]

Commercial:
Commercial and industrial	$(24)	$(110)
Leasing	–	–
Owner occupied	(954)	(2,268)
Municipal	–	–

Total commercial	(978)	(2,378)

Commercial real estate:
Construction and land development	(25)	1,431
Term	(2,194)	(10,225)

Total commercial real estate	(2,219)	(8,794)

Consumer:
Home equity credit line	(4)	(13)
1-4 family residential	(2,966)	(6,646)
Construction and other consumer real estate	(22)	(121)
Bankcard and other revolving plans	–	–
Other	–	–

Total consumer loans	(2,992)	(6,780)

Total decrease to interest income	$(6,189)	$(17,952)

[1]	Calculated based on the difference between the modified rate and the pre-modified rate applied to the recorded investment.

On an ongoing basis, we monitor the performance of all TDR loans according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.

The recorded investment of accruing and nonaccruing loans modified as TDRs within the previous 12 months (October 1, 2010 to September 30, 2011) that had a payment default during the three and nine months ended September 30, 2011 is as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total

Commercial:
Commercial and industrial	$1,105	$3,595	$4,700	$1,105	$3,595	$4,700
Leasing	–	–	–	–	–	–
Owner occupied	–	–	–	–	1,100	1,100
Municipal	–	–	–	–	–	–

Total commercial	1,105	3,595	4,700	1,105	4,695	5,800

Commercial real estate:
Construction and land development	4,860	8,337	13,197	4,860	20,207	25,067
Term	–	–	–	–	5,552	5,552

Total commercial real estate	4,860	8,337	13,197	4,860	25,759	30,619

Consumer:
Home equity credit line	–	–	–	–	–	–
1-4 family residential	–	1,375	1,375	–	1,375	1,375
Construction and other consumer real estate	–	–	–	–	–	–
Bankcard and other revolving plans	–	–	–	–	–	–
Other	29	–	29	29	–	29

Total consumer loans	29	1,375	1,404	29	1,375	1,404

Total	$5,994	$13,307	$19,301	$5,994	$31,829	$37,823

Note: Total loans modified as TDRs during the 12 months previous to September 30, 2011 were $393.3 million.

As a result of adopting ASU 2011-02, we reassessed all restructurings that occurred on or after January 1, 2011, the beginning of the current fiscal year for identification as TDRs. We identified as TDRs certain loans for which the ALLL had previously been measured under our general ALLL methodology. Upon identifying those loans as TDRs, we identified them as impaired under the guidance in ASC 310-10-35, Receivables – Subsequent Measurement. ASU 2011-02 requires prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired. For the third quarter of 2011, the first interim period of adoption, the recorded investment in loans for which the ALLL was previously measured under our general ALLL methodology and are now impaired under ASC 310-10-35 was $19.8 million, and the ALLL associated with those loans, on the basis of a current evaluation of loss, was $0.9 million.

Concentrations of Credit Risk

We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to an individual borrower or group(s) of borrowers as a result of any concentrations of credit risk. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. Our analysis as of September 30, 2011 has concluded that no significant exposure exists from such credit risks. See Note 6 for a discussion of counterparty risk associated with the Company’s derivative transactions.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Upon acquisition, in accordance with applicable accounting guidance, the acquired loans were recorded at their fair value without a corresponding ALLL. The acquired foreclosed assets and subsequent real estate foreclosures were included with other real estate owned in the balance sheet and amounted to $33.2 million at September 30, 2011, $40.0 million at December 31, 2010, and $52.4 million at September 30, 2010.

Acquired loans which have evidence of credit deterioration and for which it is probable that not all contractual payments will be collected are accounted for as loans under ASC 310-30. Certain acquired loans (including loans with revolving privileges) without evidence of credit deterioration are accounted for under ASC 310-20 and are excluded from the following tables.

The outstanding balances of all contractually required payments and the related carrying amounts for loans under ASC 310-30 are as follows:

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Commercial	$343,659	$413,783	$444,130
Commercial real estate	588,069	746,206	852,693
Consumer	60,124	79,393	85,578

Outstanding balance	$991,852	$1,239,382	$1,382,401

Carrying amount	$714,322	$877,857	$980,937
ALLL	23,916	35,123	43,503

Carrying amount, net	$690,406	$842,734	$937,434

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the accretable yield are as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance at beginning of period	$242,199	$252,228	$277,005	$161,976
Accretion	(30,568)	(24,759)	(93,258)	(67,854)
Reclassification from nonaccretable difference	(16)	12,731	25,896	140,987
Disposals and other	877	2,682	2,849	7,773

Balance at end of period	$212,492	$242,882	$212,492	$242,882

Note: Amounts have been adjusted based on refinements to the original estimates of the accretable yield. Because of the estimation process required, we expect that additional adjustments to these amounts may be necessary in future periods.

Over the life of the loan or pool, we continue to estimate cash flows expected to be collected. We evaluate at the balance sheet date whether the estimated present value of these loans using the effective interest rates has decreased below their carrying value, and if so, we record a provision for loan losses. The present value of any subsequent increase in these loans’ actual or expected cash flows is used first to reverse any existing ALLL. During the three and nine months ended September 30, 2011, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $3.5 million and $12.6 million, respectively. No such reversals were made for these same periods in 2010.

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

For the three and nine months ended September 30, the impact of the increased cash flow estimates recognized in the statement of income was approximately $20.6 million and $61.3 million in 2011, and $18.7 million and $27.8 million in 2010, respectively, of additional interest income, and $15.4 million and $43.5 million in 2011, and $15.0 million and $23.9 million in 2010, respectively, of additional noninterest expense due to the reduction of the FDIC indemnification asset.

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

Certain acquired loans within the scope of ASC 310-30 are not accounted for as previously described

ZIONS BANCORPORATION AND SUBSIDIARIES

because the estimation of cash flows to be collected involves a high degree of uncertainty. As allowed under ASC 310-30 in these circumstances, interest income is recognized on a cash basis similar to the cost recovery methodology used for nonaccrual loans. The carrying amounts in the preceding table also include the amounts for these loans. The net carrying amount of these loans was approximately $48.9 million at September 30, 2011, $78.3 million at December 31, 2010, and $103.4 million at September 30, 2010.

During the three and nine months ended September 30, we adjusted the ALLL for FDIC-supported loans by recording an increase (decrease) on a gross basis to the provision for loan losses of $(0.6) million and $(0.3) million in 2011, and $27.9 million and $56.7 million in 2010, respectively. As described subsequently and in accordance with the loss sharing agreements, portions of the increases to the provision are recoverable from the FDIC and comprise part of the FDIC indemnification asset. Charge-offs, net of recoveries and before FDIC indemnification, for the three and nine months ended September 30 were $0.9 million and $11.4 million in 2011, and $7.1 million and $10.2 million in 2010, respectively.

Any changes to the FDIC indemnification asset are recognized immediately in the quarterly period the change in estimated cash flows is determined. All claims submitted to the FDIC have been reimbursed in a timely manner.

Changes in the FDIC indemnification asset are as follows:

(In thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2011		2010	2011	2010

Balance at beginning of period	$150,557		$243,824	$195,516	$293,308
Amounts filed with the FDIC and collected or in process	1,551	[1]	(17,780)	(11,360)	(78,919)
Net change in asset balance due to reestimation of projected cash flows [2]	(16,809)		7,586	(48,857)	20,930
Other	–		–	–	(1,689)[3]

Balance at end of period	$135,299		$233,630	$135,299	$233,630

[1]

The positive amount for the three months ended September 30, 2011 results from a change by the FDIC in the indemnification submission process. Submitted expenses must be paid, not just incurred, to qualify for reimbursement.

[2]	Negative amounts result from the accretion of loan balances based on increases in cash flow estimates on the underlying indemnified loans.
[3]	Amount did not qualify for FDIC reimbursement under the loss sharing agreement.

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

We record all derivatives on the balance sheet at fair value in accordance with ASC 815, Derivatives and Hedging. Note 9 discusses the determination of fair value for derivatives, except for the Company’s total return swap which is discussed subsequently. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to manage the exposure to credit risk, which can include total return swaps, are considered credit derivatives. When put in place after purchase of the asset(s) to be protected, these derivatives generally may not be designated as accounting hedges. See discussion that follows regarding the total return swap.

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

Our objectives in using derivatives are to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider advisable, to manage exposure to interest rate movements or other identified risks, and/or to directly offset derivatives sold to our customers. To accomplish these objectives, we use interest rate swaps as part of our cash flow hedging strategy. These derivatives are used to hedge the variable cash flows associated with designated commercial loans.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information with respect to notional amounts and recorded gross fair values at September 30, 2011 and 2010, and the related gain (loss) of derivative instruments for the three and nine months then ended is summarized as follows:

				Amount of derivative gain (loss) recognized/reclassified
				OCI		Reclassified from AOCI to interest income		Noninterest income		Offset to interest expense
	Notional amount	Fair value		Three months ended	Nine months ended	Three months ended	Nine months ended	Three months ended	Nine months ended	Three months ended	Nine months ended
(In thousands)		Other assets	Other liabilities
	September 30, 2011			September 30, 2011		September 30, 2011		September 30, 2011		September 30, 2011

Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges [1] :
Interest rate swaps	$405,000	$10,890	$–	$585	$2,077	$7,471	$28,890
Interest rate floors	–	–	–	38	221	264	1,950
Terminated swaps and floors								$–	$–

	405,000	10,890	–	623	2,298	7,735	30,840	–	– [3]

Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt										$747	$2,198

Total derivatives designated as hedging instruments	405,000	10,890	–	623	2,298	7,735	30,840	–	–	747	2,198

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	145,388	2,467	2,510					181	105
Interest rate swaps for customers [2]	2,498,793	83,289	88,977					(514)	813
Energy commodity swaps for customers [2]	–	–	–					–	56
Basis swaps	85,000	6	–					4	153
Futures contracts	610,000	–	–					2,030	6,808
Options contracts	2,200,000	21	–					(519)	(17)
Total return swap	1,159,686	–	5,270					(5,337)	(5,337)

Total derivatives not designated as hedging instruments	6,698,867	85,783	96,757					(4,155)	2,581

Total derivatives	$7,103,867	$96,673	$96,757	$623	$2,298	$7,735	$30,840	$(4,155)	$2,581	$747	$2,198

ZIONS BANCORPORATION AND SUBSIDIARIES

				Amount of derivative gain (loss) recognized/reclassified
				OCI		Reclassified from AOCI to interest income		Noninterest income		Offset to interest expense
	Notional amount	Fair value		Three months ended	Nine months ended	Three months ended	Nine months ended	Three months ended	Nine months ended	Three months ended	Nine months ended
(In thousands)		Other assets	Other liabilities
	September 30, 2010			September 30, 2010		September 30, 2010		September 30, 2010		September 30, 2010

Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges [1] :
Interest rate swaps	$520,000	$30,375	$–	$3,507	$13,564	$15,502	$49,053
Interest rate floors	95,000	1,734	–	(228)	1,160	548	2,196
Terminated swaps and floors								$2,088	$8,676

	615,000	32,109	–	3,279	14,724	16,050	51,249	2,088	8,676 [3]
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt										$723	$2,412

Total derivatives designated as hedging instruments	615,000	32,109	–	3,279	14,724	16,050	51,249	2,088	8,676	723	2,412

Derivatives not designated as hedging instruments under ASC 815
Interest rate swaps	169,982	3,714	3,813					(255)	(479)
Interest rate swaps for customers [2]	3,061,877	97,934	104,717					(32)	(3,369)
Energy commodity swaps for customers [2]	15,665	1,362	1,338					17	(264)
Basis swaps	225,000	42	9					360	247
Futures contracts	8,658,000	374	1					4,266	4,949
Total return swap	1,159,686	–	20,855					(22,795)	(22,795)

Total derivatives not designated as hedging instruments	13,290,210	103,426	130,733					(18,439)	(21,711)

Total derivatives	$13,905,210	$135,535	$130,733	$3,279	$14,724	$16,050	$51,249	$(16,351)	$(13,035)	$723	$2,412

Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
[3]

Amounts for the nine months ended September 30, 2011 and 2010 of $0 and $8,676, respectively, which reflect the acceleration of OCI amounts reclassified to income that related to previously terminated hedges, together with the reclassification amounts of $30,840 and $51,249, or a total of $30,840 and $59,925, respectively, are the amounts of reclassification included in the changes in OCI presented in Note 7.

At September 30, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $5.5 million and $(0.3) million in 2011, and $6.7 million and $(0.2) million in 2010, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

Fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) have been offset against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. In the balance sheet, cash collateral was used to reduce recorded amounts of derivative assets and liabilities by $0 and $0.3 million at September 30, 2011, and $0.9 million and $2.9 million at September 30, 2010, respectively.

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

Futures and options contracts primarily consist of Eurodollar futures contracts that allow us to extend the duration of certain overnight cash account balances. These contracts reference the 90-day London Interbank Offered Rate (“LIBOR”). Options contracts are used to economically hedge certain rate exposures of the underlying Eurodollar futures contracts. The accounts for these contracts are cash settled daily.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized to interest income or expense over the period to their previously stated maturity dates.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following September 30, 2011, we estimate that an additional $17 million will be reclassified.

During the third quarter of 2011, we terminated the majority of the Eurodollar contracts and all of the federal funds contracts that were used to adjust cash flows with varying interest rates. The remaining notional amount of futures contracts was $610 million at September 30, 2011, whereas the balance was $5.9 billion at June 30, 2011.

Total Return Swap

On July 28, 2010, we entered into a total return swap and related interest rate swaps (“TRS”) with Deutsche Bank AG (“DB”) relating to a portfolio of $1.16 billion notional amount of our bank and insurance trust preferred CDOs. As a result of the TRS, DB assumed all of the credit risk of this CDO portfolio, providing timely payment of all scheduled payments of interest and principal when contractually due to the Company (without regard to acceleration or deferral events). Contractual due dates for principal are at each individual security’s maturity, which ranges from 2030 to 2042. We can cancel the TRS quarterly, with the next cancellation date on January 28, 2012, and remove individual securities on or after July 28, 2016, the end of the sixth year. Additionally, with the consent of DB, we can transfer the TRS to a third party in part or in whole. DB cannot cancel the TRS except in the event of nonperformance by the Company and under certain other circumstances customary to ISDA swap agreements.

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

During the third quarter of 2010, we recorded a negative initial value for the TRS of $22.8 million and structuring costs of $11.6 million. The negative initial value was approximately equal to the first-year fees we incurred for the TRS (that is, during the period we were unable to cancel the transaction). The fair value

ZIONS BANCORPORATION AND SUBSIDIARIES

of the TRS derivative liability was $5.3 million at September 30, 2011, $15.9 million at December 31, 2010, and $20.9 million at September 30, 2010.

Both the fair value of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. The period that we are unable to cancel the transaction has shortened to and will remain at one calendar quarter. Accordingly, absent major changes in these projected cash flows, we expect the value of the TRS liability to continue to approximate its September 30, 2011 fair value. We expect to incur subsequent net quarterly costs of approximately $5.3 million under the TRS, including related interest rate swaps and scheduled payments of interest on the underlying CDOs, as long as the TRS remains in place for this CDO portfolio. The payments under the transaction generally include or arise from (1) payments by DB to the Company of all scheduled payments of interest and principal when contractually due to the Company, and payment by the Company to DB of a fixed quarterly or semiannual guarantee fee based on the notional amount of the CDO portfolio in the transaction; (2) an interest rate swap pursuant to which DB pays the Company a fixed interest rate and the Company pays to DB a floating interest rate (generally three-month LIBOR) on the notional amount of the CDO portfolio in the transaction; and (3) a third swap between the Company and DB included in the transaction in order to hedge each party’s exposure to change in interest rates over the life of the transaction. In addition, under the terms of the transaction, payments from the CDOs will continue to be made to the Company and retained by the Company; this recovery amount, plus assumed reinvestment earnings at an imputed interest rate, generally three-month LIBOR, will offset principal payments that DB would otherwise be required to make.

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

At September 30, 2011, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

1)	The Company built on its fair valuation process for the underlying CDO portfolio and utilized those same projected cash flows to quantify the extent and timing of payments to be received from the Trustee related to each CDO and in aggregate. These cash flows, plus assumed reinvestment earnings constitute an estimated recovery amount, the extent of which will offset DB’s required principal payments. The internal valuation utilized the Company’s estimate of each of the cash flows to/from each leg of the derivative and from each covered CDO through maturity and also through the earliest date on which we may terminate. For valuation purposes, we assumed that a market participant would cancel the TRS at the first opportunity if the TRS did not have a positive value based on the best estimates of cash flows through maturity. Consequently, the fair value approximated the amount of required payments up to the earliest termination date.

2)	A valuation from a market participant in possession of all relevant terms and costs of the TRS structure.

We considered the observable input or inputs from the market participant, who is the counterparty to this

ZIONS BANCORPORATION AND SUBSIDIARIES

transaction, as well as the results of our internal modeling in estimating the fair value of the TRS. We expect to continue the use of this methodology in subsequent periods.

7.	DEBT AND SHAREHOLDERS’ EQUITY

During the three and nine months ended September 30, 2011, we issued short-term senior medium-term notes of $7.5 million and $74.4 million, respectively, and long-term senior medium term notes of $19.3 million and $49.6 million, respectively. Maturities for the short-term notes range from February 2012 to September 2012, with interest rates from 2.00% to 3.00%. Maturities for the long-term notes range from November 2012 to August 2016, with interest rates from 4.00% to 5.50%. During these same periods, we redeemed the same total of short- and long-term senior medium term notes.

During the three months ended September 30, 2011, $16.8 million of convertible subordinated debt was converted into depositary shares each representing a 1/40th interest in a share of the Company’s preferred stock. This conversion added 16,811 shares of Series C and 23 shares of Series A to the Company’s preferred stock. For the nine months ended September 30, 2011, a total of $241.2 million of convertible subordinated debt was converted into depositary shares of the Company’s preferred stock. These conversions consisted of 240,909 shares of Series C and 243 shares of Series A of the Company’s preferred stock.

For the nine months ended September 30, 2011 in connection with these conversions, the $281.8 million added to preferred stock included the transfer from common stock of $40.6 million of the intrinsic value of the beneficial conversion feature. The amount of this conversion feature was included with common stock at the time of the debt modification in June 2009. The remaining balance in common stock of this conversion feature was approximately $94.4 million at September 30, 2011. Accelerated discount amortization on the converted debt increased interest expense for the three and nine months ended September 30, 2011 by approximately $7.5 million and $109.8 million, respectively. At September 30, 2011, the balance at par of the convertible subordinated debt was $562.3 million and the remaining balance of the convertible debt discount was $240.8 million.

As of October 18, 2011 subsequent to quarter-end, holders of approximately $15.0 million of subordinated convertible notes elected to convert their debt into depositary shares of the Company’s preferred stock. This anticipated conversion will add 14,957 shares of Series C to the Company’s preferred stock.

During the first quarter of 2011, we sold 1,067,540 shares of common stock for $25.5 million (average price of $23.89). The sales were made under an equity distribution program announced February 10, 2011 to sell up to $200 million of common stock, which superseded all prior programs. Net of commissions and fees, these sales added $25.0 million to common stock, as reflected in the statement of changes in shareholders’ equity for the nine months ended September 30, 2011.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in accumulated other comprehensive income (loss) are summarized as follows:

(In thousands)	Net unrealized gains (losses) on investments and other	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total

Nine Months Ended September 30, 2011:

Balance at December 31, 2010	$(456,264)	$30,702	$(35,734)	$(461,296)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $55,668	(90,109)			(90,109)
Reclassification for net losses included in earnings, net of income tax benefit of $4,063	6,185			6,185
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $17,058	(26,318)			(26,318)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $77	131			131
Net unrealized losses, net of reclassification to earnings of $30,840 and income tax benefit of $11,115		(17,427)		(17,427)

Other comprehensive loss	(110,111)	(17,427)	–	(127,538)

Balance at September 30, 2011	$(566,375)	$13,275	$(35,734)	$(588,834)

Nine Months Ended September 30, 2010:

Balance at December 31, 2009	$(462,412)	$68,059	$(42,546)	$(436,899)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains, net of income tax expense of $9,156	15,682			15,682
Reclassification for net losses included in earnings, net of income tax benefit of $24,220	38,601			38,601
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $26,071	(42,103)			(42,103)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $62	101			101
Net unrealized losses, net of reclassification to earnings of $59,925 and income tax benefit of $17,329		(27,872)		(27,872)
Pension and postretirement, net of income tax benefit of $46			(63)	(63)

Other comprehensive income (loss)	12,281	(27,872)	(63)	(15,654)

Balance at September 30, 2010	$(450,131)	$40,187	$(42,609)	$(452,553)

8.	INCOME TAXES

The income tax expense rate for the nine months ended September 30, 2011 was increased by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock. The tax benefit rate for the nine months ended September 30, 2010 was increased by the proportional increase of nontaxable items relative to the loss before income taxes, and reduced by the impact of the taxable surrender of certain bank-owned life insurance policies and by the nondeductibility of a portion of the accelerated discount amortization previously described.

The balance of net deferred tax assets was approximately $493 million at September 30, 2011, $540 million at December 31, 2010, and $585 million at September 30, 2010. We evaluate the net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of September 30, 2011.

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

We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for AFS and trading investment securities; private equity investments; securities sold, not yet purchased; and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held for sale, impaired loans, and other real estate owned (“OREO”). Fair value is also used when evaluating impairment on certain assets, including HTM and AFS securities, goodwill, core deposit and other intangibles, long-lived assets, and for disclosures of certain financial instruments.

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

Available-for-sale and trading

AFS and trading investment securities are fair valued under Level 1 using quoted market prices when available for identical securities. When quoted prices are not available, fair values are determined under Level 2 using quoted prices for similar securities or independent pricing services that incorporate observable market data when possible. The largest portion of AFS securities includes certain CDOs backed by trust preferred securities issued by banks and insurance companies and, to a lesser extent, by REITs. These securities are fair valued primarily under Level 3.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

After identifying collateral level PDs, we modified the PDs of deferring collateral by a calibration adjustment for the period from the fourth quarter of 2009 through the second quarter of 2011. The ratio-based approach’s predictive ability increased over the period and the calibration adjustment declined. The calibration adjustment was not used in the third quarter of 2011.

Effective the third quarter of 2011, we utilized a minimum one-year PD of 0.30% for all collateral and a minimum PD for years 6 to maturity of 0.65% for bank collateral.

The resulting five-year PDs at September 30, 2011 ranged from 100% for the “worst” deferring banks to 1.49% for the “best” deferring banks. The weighted average assumed loss rate on deferring collateral was 27% at September 30, 2011, 35% at both June 30, 2011 and March 31, 2011, and 30% and 44% at December 31, 2010 and 2009, respectively. This loss rate is calculated as a percentage of the par amount of deferring collateral within a pool that is expected to default prior to the end of a five-year deferral period.

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

During the first quarter of 2011, we observed improvement in the performance of certain deferring collateral such that payment of interest resumed and interest payments that had been deferred for one or more quarters were paid in full. By the end of the first quarter of 2011, this pattern was seen in 7% of all surviving bank deferrals within our CDO pools, although none had reached the end of the allowable deferral period. Accordingly, expectations have been revised regarding the extent of deferring collateral ultimately repaying contractually due interest. Effective March 31, 2011, the third party cash flow valuation model was enhanced and incorporated these revised expectations. By September 30, 2011, payment of interest had resumed and interest payments that had been deferred for one of more quarters were paid in full on 9.3% of all surviving bank deferrals within our CDO pools.

The licensed third party cash flow model projects the expected cash flows for CDO tranches, including the expectation that deferrals that do not default will pay their contractually required back interest and return to a current status at the end of five years. Estimates of expected loss for the

ZIONS BANCORPORATION AND SUBSIDIARIES

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

During each quarter of 2011, we observed trades in our CDO tranches which appeared to be either orderly (that is, not distressed or forced); or whose orderliness could not be definitively refuted. Trading data was generally limited to a single transaction in each of several of our original AAA-rated tranches and several of our original A-rated tranches. In accordance with ASU 2010-06, this market price information was incorporated into our valuation process. The trading levels and effective yields of each tranche were included along with the trading yields of publicly traded trust preferred securities in order to identify the relationship between effective yield and expected loss as described above. This relationship was then used to identify appropriate discount rates to be applied to our CDO tranches.

Our September 30, 2011 valuations for bank and insurance tranches utilized a discount rate range of LIBOR + 3.75% for the highest quality/most over-collateralized insurance-only tranches and LIBOR + 40.4% for the lowest credit quality tranche, which included bank collateral, in order to reflect market level assumptions for structured finance securities. For tranches that include bank collateral, the discount rate was at least LIBOR + 5.91% for the highest quality/most over-collateralized tranches. These discount rates are applied to already credit-adjusted cash flows for each tranche. The range of the projected cumulative credit loss of the CDO pools varies extensively across pools, and at

ZIONS BANCORPORATION AND SUBSIDIARIES

September 30, 2011 ranged between 9.9% and 66.0%.

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

At September 30, 2011, the discount rates we utilized for fair value purposes for tranches that include bank collateral were:

1)	LIBOR + 5.9% to 7.6% and averaged LIBOR + 6.3% for first priority original AAA-rated bonds;

2)	LIBOR + 6.1% to 8.2% and averaged LIBOR + 6.8% for lower priority original AAA-rated bonds;

3)	LIBOR + 6.9% to 30.5% and averaged LIBOR + 17.8% for original A-rated bonds; and

4)	LIBOR + 14.8% to 40.4% and averaged LIBOR + 36.2% for original BBB-rated bonds.

Accordingly, the wide difference between the effective interest rate used in the determination of the credit component of OTTI and the discount rate on the CDOs used in the determination of fair value results in the unrealized losses. The discount rate used for fair value purposes significantly exceeds the effective interest rate for the CDOs. The differences average approximately 6% for the original AAA-rated CDO tranches, 16% for the original A-rated CDO tranches, and 34% for the original BBB-rated CDO tranches. With the exception of certain of the most senior CDOs, most of the principal payments are not expected prior to the final maturity date, which is generally 2029 or later. High market discount rates and the long maturities of the CDO tranches result in full principal repayment contributing little to CDO tranche fair values.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	September 30, 2011
	Level 1	Level 2	Level 3	Total

ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$704,627	$1,801,073		$2,505,700
Municipal securities		107,314	$18,172	125,486
Asset-backed securities:
Trust preferred – banks and insurance		554	927,627	928,181
Trust preferred – real estate investment trusts			19,486	19,486
Auction rate			70,651	70,651
Other (including ABS CDOs)		7,348	44,195	51,543
Mutual funds and stock	263,454	6,101		269,555

	968,081	1,922,390	1,080,131	3,970,602
Trading account		49,782		49,782
Other noninterest-bearing investments:
Private equity		5,011	130,200	135,211
Other assets:
Derivatives:
Interest rate related and other		13,680		13,680
Interest rate swaps for customers		83,289		83,289
Foreign currency exchange contracts	9,877			9,877

	9,877	96,969		106,846

	$977,958	$2,074,152	$1,210,331	$4,262,441

LIABILITIES
Securities sold, not yet purchased	$–	$30,070		$30,070
Other liabilities:
Derivatives:
Interest rate related and other		2,322		2,322
Interest rate swaps for customers		88,977		88,977
Foreign currency exchange contracts	8,513			8,513
Total return swap			$5,270	5,270

	8,513	91,299	5,270	105,082
Other			58	58

	$8,513	$121,369	$5,328	$135,210

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	September 30, 2010
	Level 1	Level 2	Level 3	Total

ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$47,605	$1,407,964		$1,455,569
Municipal securities		159,281	$23,434	182,715
Asset-backed securities:
Trust preferred – banks and insurance		1,714	1,263,887	1,265,601
Trust preferred – real estate investment trusts			19,135	19,135
Auction rate			134,661	134,661
Other (including ABS CDOs)		12,091	70,647	82,738
Mutual funds and stock	148,688	6,757		155,445

	196,293	1,587,807	1,511,764	3,295,864
Trading account		42,811		42,811
Other noninterest-bearing investments:
Private equity		5,077	144,337	149,414
Other assets:
Derivatives:
Interest rate related and other		36,721		36,721
Interest rate swaps for customers		97,934		97,934
Foreign currency exchange contracts	7,296			7,296

	7,296	134,655		141,951

	$203,589	$1,770,350	$1,656,101	$3,630,040

LIABILITIES
Securities sold, not yet purchased	$12,050	$29,893		$41,943
Other liabilities:
Derivatives:
Interest rate related and other		2,433		2,433
Interest rate swaps for customers		104,717		104,717
Foreign currency exchange contracts	6,786			6,786
Total return swap			$20,855	20,855

	6,786	107,150	20,855	134,791
Other			451	451

	$18,836	$137,043	$21,306	$177,185

Selected additional information regarding key model inputs and assumptions used to fair value certain asset-backed securities by class under Level 3 include the following at September 30, 2011:

(Amounts in thousands)	Fair value at September 30, 2011		Valuation approach	Constant default rate (“CDR”)	Loss severity	Prepayment rate

Asset-backed securities:
Trust preferred – predominantly banks	$729,323		Income	Pool specific[3]	100%	Pool specific[7]
Trust preferred – predominantly insurance	325,245		Income	Pool specific[4]	100%	4.5% per year
Trust preferred – individual banks	17,114		Market

	1,071,682	[1]
Trust preferred – real estate investment trusts	19,486		Income	Pool specific[5]	22-100%	0% per year
Other (including ABS CDOs)	58,205	[2]	Income	Collateral specific[6]	20-100%	Collateral weighted average life

[1]	Includes $927.6 million of AFS securities and $144.1 million of HTM securities.
[2]	Includes $44.2 million of AFS securities and $14.0 million of HTM securities.
[3]	CDR ranges: yr 1 – 0% to 4.76%; yrs 2-5 – 0% to 0.56%; yrs 6 to maturity – 0.58% to 0.69%.
[4]	CDR ranges: yr 1 – 0.30% to 0.36%; yrs 2-5 – 0.29% to 0.30%; yrs 6 to maturity – 0.50% to 0.54%.

ZIONS BANCORPORATION AND SUBSIDIARIES

[5]	CDR ranges: yr 1 – 5.6% to 9.2%; yrs 2-3 – 4.4% to 6.0%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.
[6]	These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.
[7]	CPR ranges: 3.00% to 15.06% annually until 2016; 2016 to maturity – 3.00% annually.

In the following discussion of our investment portfolio, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could indicate an increased level of risk for us.

The following presents the percentage of total fair value of Level 3 predominantly bank trust preferred CDOs by vintage year (origination date) according to original rating:

(Amounts in thousands)

Vintage year	Fair value at September 30,	Percentage of total fair value			Percentage of total fair value
	2011	AAA	A	BBB	by vintage

2001	$67,236	8.1%	1.1%	0.1%	9.3%
2002	220,519	27.9	2.3	–	30.2
2003	248,678	25.8	8.3	–	34.1
2004	111,198	8.0	7.3	–	15.3
2005	10,491	0.9	0.5	–	1.4
2006	37,494	2.9	2.0	0.2	5.1
2007	33,707	4.6	–	–	4.6

	$729,323	78.2%	21.5%	0.3%	100.0%

The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended September 30, 2011
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at June 30, 2011	$18,862	$1,097,917	$19,131	$91,104	$45,376	$136,079	$(5,420)	$(442)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	21	1,127		1	66
Dividends and other investment income						1,735
Fixed income securities gains, net	19	11,771		1,018	10
Net impairment losses on investment securities		(10,647)			(1,919)
Other noninterest expense								384
Other comprehensive income (loss)	(530)	(123,705)	355	(522)	2,832
Purchases						3,127
Sales						(9,331)
Redemptions and paydowns	(200)	(48,836)		(20,950)	(2,170)	(1,410)	150

Balance at September 30, 2011	$18,172	$927,627	$19,486	$70,651	$44,195	$130,200	$(5,270)	$(58)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Nine Months Ended September 30, 2011
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2010	$22,289	$1,241,694	$19,165	$109,609	$69,630	$141,690	$(15,925)	$(561)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	211	4,017		10	139
Dividends and other investment income						7,300
Equity securities losses, net						(738)
Fixed income securities gains (losses), net	37	18,834	(3,605)	1,900	(6,918)
Net impairment losses on investment securities		(15,513)	(1,285)		(4,031)
Other noninterest expense								503
Other comprehensive income (loss)	(1,045)	(181,598)	5,749	(583)	9,232
Purchases						15,926
Sales	(895)	(72,881)	(538)	(135)	(19,310)	(16,617)
Redemptions and paydowns	(2,425)	(66,926)		(40,150)	(4,547)	(17,361)	10,655

Balance at September 30, 2011	$18,172	$927,627	$19,486	$70,651	$44,195	$130,200	$(5,270)	$(58)

	Level 3 Instruments
	Three Months Ended September 30, 2010
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at June 30, 2010	$57,755	$1,311,398	$23,493	$157,078	$71,821	$147,612	$–	$(470)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income						1,848
Fair value and nonhedge derivative loss							(22,795)
Equity securities losses, net						(1,472)
Fixed income securities gains, net	3,662	1,480		3,201	3
Net impairment losses on investment securities		(20,890)	(2,505)		(317)
Other noninterest expense								19
Other comprehensive income (loss)	(588)	(24,361)	(1,853)	(38)	(128)
Purchases, sales, issuances, and settlements, net	(37,395)	(3,740)		(25,580)	(732)	(3,651)	1,940

Balance at September 30, 2010	$23,434	$1,263,887	$19,135	$134,661	$70,647	$144,337	$(20,855)	$(451)

	Level 3 Instruments
	Nine Months Ended September 30, 2010
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2009	$64,314	$1,359,444	$24,018	$159,440	$62,430	$158,941	$–	$(522)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income						7,132
Fair value and nonhedge derivative loss							(22,795)
Equity securities losses, net						(6,139)
Fixed income securities gains, net	4,095	2,138		3,466	358
Net impairment losses on investment securities		(62,750)	(6,230)		(4,103)
Other noninterest expense								71
Other comprehensive income (loss)	(1,051)	(26,321)	1,297	925	24,595
Purchases, sales, issuances, and settlements, net	(43,924)	(8,624)	50	(29,170)	(12,633)	(15,597)	1,940

Balance at September 30, 2010	$23,434	$1,263,887	$19,135	$134,661	$70,647	$144,337	$(20,855)	$(451)

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses):

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividends and other investment income	$2,245	$3,121	$5,495	$5,315
Equity securities losses, net	–	(2,272)	–	(1,367)
Fixed income securities gains, net	12,818	8,346	10,248	10,057

Assets with fair value changes that are measured at fair value by class on a nonrecurring basis are summarized as follows:

					Gains (losses) from fair value changes
(In thousands)	Fair value at September 30, 2011				Three months ended		Nine months ended
	Level 1	Level 2	Level 3	Total	September 30, 2011

ASSETS
HTM securities adjusted for OTTI			$8,724	$8,724	$(769	) [1]	$(769)
Impaired loans		$8,867		8,867	(371)		(5,844)
Other real estate owned		95,262		95,262	(15,943)		(51,746)

	$–	$104,129	$8,724	$112,853	$(17,083)		$(58,359)

					Gains (losses) from fair value changes
(In thousands)	Fair value at September 30, 2010				Three months ended		Nine months ended
	Level 1	Level 2	Level 3	Total	September 30, 2010

ASSETS
HTM securities adjusted for OTTI			$3,502	$3,502	$–		$(151)
Impaired loans			94,674	94,674	(13,495)		(106,640)
Other real estate owned		154,452		154,452	(41,543)		(122,849)

	$–	$154,452	$98,176	$252,628	$(55,038)		$(229,640)

[1]	An additional $20.9 million of OTTI was recognized in OCI.

Impaired (or nonperforming) loans that are collateral-dependent are fair valued under Level 2 based on the fair value of the collateral. Performing loans are not generally considered to be collateral-dependent because the primary source of loan repayment is not the liquidation of the collateral by the bank. Land loans do require the selling of parcels to meet loan repayments. OREO is fair valued under Level 2 at the lower of cost or fair value based on property appraisals at the time the property is recorded in OREO and as appropriate thereafter.

Measurement of impairment for collateral-dependent loans and OREO is based on third party appraisals performed and validated independently within the 90 days previous to the balance sheet date. If a third party appraisal has not been performed within the previous 90 days, we use an automated valuation service or our informed judgment (e.g., written offers, listings or appraisals on similar properties in the same market, brokers’ opinions, or a new appraisal on the subject property) to determine the appropriate value of the collateral, referencing the most recently completed and validated appraisal and comparable sales and listings as the starting point of our analysis.

The fair value of collateral is estimated based on appraisals that utilize one or more valuation techniques

ZIONS BANCORPORATION AND SUBSIDIARIES

(income, market and/or cost approaches). The valuation method we use for our construction impaired loans is “as is.” Any adjustments to calculated fair value are made based on recently completed and validated third party appraisals, an automated valuation service, or our informed judgment. Evaluations are made to determine that the appraisal process meets the relevant concepts and requirements of ASC 820.

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

Impaired loans not collateral-dependent are fair valued based on the present value of future cash flows discounted at the expected coupon rates over the lives of the loans. Because the loans were not discounted at market interest rates, the valuations do not represent fair value under ASC 820 and have been excluded from the nonrecurring fair value balance in the preceding schedules. Impaired loans were reported as being fair valued under Level 3 in certain previous periods; however, upon reconsideration, the fair value process for impaired loans that are collateral dependent is considered to be substantially the same as for OREO, and accordingly, has been included under Level 2.

Fair Value Option

At September 30, 2011, no financial assets or liabilities were recorded at fair value under the fair value option allowed in ASC 825, Financial Instruments.

Fair Value of Certain Financial Instruments

Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	September 30, 2011		September 30, 2010
(In thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
HTM investment securities	$791,569	$715,608	$841,573	$783,362
Loans and leases (including loans held for sale), net of allowance	35,734,905	35,531,946	36,236,813	36,177,960

Financial liabilities:
Time deposits	3,536,755	3,573,780	4,455,097	4,520,046
Foreign deposits	1,627,135	1,627,937	1,447,507	1,448,640
Other short-term borrowings	125,290	126,698	236,507	238,546
Long-term debt (less fair value hedges)	1,886,843	2,178,386	1,924,871	2,408,115

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

10.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

The following are guarantees issued by the Company:

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Standby letters of credit:
Financial	$923,291	$921,257	$1,033,119
Performance	172,912	185,854	210,811

	$1,096,203	$1,107,111	$1,243,930

The Company’s 2010 Annual Report on Form 10-K contains further information about these letters of credit including their terms and collateral requirements. At September 30, 2011, the Company had recorded approximately $13.5 million as a liability for these guarantees, which consisted of $8.6 million attributable to the reserve for unfunded lending commitments and $4.9 million of deferred commitment fees.

As of September 30, 2011, the Parent has guaranteed approximately $300 million of debt of affiliated trusts issuing trust preferred securities.

We are subject to litigation in court and arbitral proceedings, as well as proceedings and other actions brought or considered by governmental and self-regulatory agencies. At any given time, such litigation, proceedings and actions typically include claims relating to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, and regulatory compliance. Based on our current knowledge and consultations with legal counsel, and subject to the following paragraph, we believe that our current estimated liability for these matters, determined in accordance with ASC 450-20, Loss Contingencies, is adequate and that the amount of any incremental liability arising from litigation and governmental and self-regulatory actions will not

ZIONS BANCORPORATION AND SUBSIDIARIES

have a material adverse effect on our consolidated financial condition, cash flows, or results of operations. However, it is possible that the ultimate resolution of our litigation and governmental and self-regulatory actions may differ from our current assessments, based on facts and legal theories not currently known or fully appreciated, unpredicted decisions by courts, arbitrators or governmental or self-regulatory agencies, or other factors, and could have a material adverse effect on our results of operations for a particular reporting period depending, in part, on our results for that period.

On October 5, 2011, a putative class action complaint was filed on behalf of certain customers of Zions Bank relating to the processing of overdraft fees on debit card transactions. Zions Bank was only recently served with the complaint and is still in the process of assessing the merits of the claims, the defenses available to the bank, and the amounts at issue.

11.	RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
	Three Months Ended September 30,						Nine Months Ended September 30,
(In thousands)	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Service cost	$22	$29	$–	$–	$8	$9	$73	$135	$418	$–	$24	$27
Interest cost	1,815	2,125	140	153	13	17	6,068	6,448		472	41	43
Expected return on plan assets	(2,710)	(2,053)					(9,058)	(6,159)
Loss due to settlement										13
Amortization of prior service cost (credit)			31	31	(61)	(61)			94	93	(183)	(183)
Amortization of net actuarial (gain) loss	1,152	1,325	(4)	3	(31)	(37)	3,851	4,301	(12)	21	(94)	(112)

Net periodic benefit cost (credit)	$279	$1,426	$167	$187	$(71)	$(72)	$934	$4,725	$500	$599	$(212)	$(225)

As disclosed in the Company’s 2010 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

12.	OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of September 30, 2011, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 106 branches in Utah and 27 branches in Idaho. CB&T operates 103 branches in California. Amegy operates 82 branches in Texas. NBA operates 74 branches in Arizona. NSB operates 53 branches in Nevada. Vectra operates 38 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, each subsidiary bank, except for NSB, NBA and TCBO, operates a foreign branch in the Grand Cayman Islands.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2011 and 2010:

(Amounts in millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

CONDENSED INCOME STATEMENT
Net interest income	$177.6	$179.1	$127.8	$130.6	$99.4	$98.4	$43.0	$43.5	$33.5	$34.3
Provision for loan losses	30.5	87.8	(1.5)	37.6	(13.0)	18.5	7.6	19.0	(15.6)	11.9

Net interest income after provision for loan losses	147.1	91.3	129.3	93.0	112.4	79.9	35.4	24.5	49.1	22.4
Net impairment losses on investment securities	(0.3)	–	(0.5)	–	–	–	–	–	–	–
Loss on sale of investment securities to Parent	–	–	(7.2)	–	–	–	–	–	–	–
Other noninterest income	55.7	53.2	22.1	29.2	37.8	37.6	8.8	8.6	9.8	10.7
Noninterest expense	142.2	147.3	89.3	94.6	74.3	88.7	36.3	38.7	35.4	38.6

Income (loss) before income taxes	60.3	(2.8)	54.4	27.6	75.9	28.8	7.9	(5.6)	23.5	(5.5)
Income tax expense (benefit)	20.5	(4.7)	21.4	10.2	25.6	9.0	3.1	(2.2)	8.1	(1.9)

Net income (loss)	39.8	1.9	33.0	17.4	50.3	19.8	4.8	(3.4)	15.4	(3.6)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	39.8	1.9	33.0	17.4	50.3	19.8	4.8	(3.4)	15.4	(3.6)
Preferred stock dividends	–	–	(3.7)	–	(6.1)	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$39.8	$1.9	$29.3	$17.4	$44.2	$19.8	$4.8	$(3.4)	$15.4	$(3.6)

AVERAGE BALANCE SHEET DATA
Total assets	$16,259	$17,978	$10,960	$11,156	$11,362	$11,873	$4,458	$4,406	$4,232	$4,001
Net loans and leases	12,686	13,319	8,257	8,474	7,858	7,654	3,277	3,283	2,360	2,493
Total deposits	13,741	14,199	9,336	9,699	8,831	9,361	3,722	3,669	3,595	3,402
Shareholder’s equity:
Preferred equity	480	482	262	262	488	489	305	307	360	360
Common equity	1,351	1,301	1,260	1,160	1,580	1,461	337	323	252	247
Noncontrolling interests	–	–	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,831	1,783	1,522	1,422	2,068	1,950	642	630	612	607

	Vectra		TCBW		Other		Consolidated Company
	2011	2010	2011	2010	2011	2010	2011	2010

CONDENSED INCOME STATEMENT
Net interest income	$26.5	$27.0	$7.6	$7.4	$(44.8)	$(68.4)	$470.6	$451.9
Provision for loan losses	5.3	4.2	1.3	5.1	0.0	0.6	14.6	184.7

Net interest income after provision for loan losses	21.2	22.8	6.3	2.3	(44.8)	(69.0)	456.0	267.2
Net impairment losses on investment securities	(0.5)	(0.4)	–	(0.3)	(12.0)	(23.0)	(13.3)	(23.7)
Loss on sale of investment securities to Parent	–	–	–	–	7.2	–	–	–
Other noninterest income	5.7	6.7	0.8	0.8	(6.3)	(12.9)	134.4	133.9
Noninterest expense	23.7	23.0	4.3	3.4	3.5	21.8	409.0	456.1

Income (loss) before income taxes	2.7	6.1	2.8	(0.6)	(59.4)	(126.7)	168.1	(78.7)
Income tax expense (benefit)	0.7	2.0	1.0	(0.2)	(21.0)	(43.4)	59.4	(31.2)

Net income (loss)	2.0	4.1	1.8	(0.4)	(38.4)	(83.3)	108.7	(47.5)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(0.4)	(0.2)	(0.4)	(0.2)

Net income (loss) applicable to controlling interest	2.0	4.1	1.8	(0.4)	(38.0)	(83.1)	109.1	(47.3)
Preferred stock dividends	–	–	–	–	(34.1)	(33.2)	(43.9)	(33.2)

Net earnings (loss) applicable to common shareholders	$2.0	$4.1	$1.8	$(0.4)	$(72.1)	$(116.3)	$65.2	$(80.5)

AVERAGE BALANCE SHEET DATA
Total assets	$2,273	$2,275	$891	$840	$1,139	$(750)	$51,574	$51,779
Net loans and leases	1,864	1,861	583	572	(101)	19	36,784	37,675
Total deposits	1,906	1,848	700	645	(434)	(1,135)	41,397	41,688
Shareholder’s equity:
Preferred equity	70	68	15	15	355	(163)	2,335	1,820
Common equity	206	198	74	70	(426)	(158)	4,634	4,602
Noncontrolling interests	–	–	–	–	(2)	(1)	(2)	(1)
Total shareholder’s equity	276	266	89	85	(73)	(322)	6,967	6,421

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2011 and 2010:

(Amounts in millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

CONDENSED INCOME STATEMENT
Net interest income	$526.6	$545.4	$384.9	$363.3	$290.7	$297.6	$129.4	$133.3	$101.9	$104.3
Provision for loan losses	91.1	265.4	3.9	120.1	(9.9)	115.7	10.1	45.0	(33.0)	98.9

Net interest income after provision for loan losses	435.5	280.0	381.0	243.2	300.6	181.9	119.3	88.3	134.9	5.4
Net impairment losses on investment securities	(0.3)	–	(0.5)	–	–	–	–	–	–	–
Loss on sale of investment securities to Parent	–	(54.8)	(20.7)	–	–	–	–	–	–	–
Other noninterest income	154.8	138.3	84.3	81.0	111.1	110.0	26.8	24.4	28.5	30.5
Noninterest expense	407.8	422.4	272.7	251.4	238.3	242.1	118.4	126.2	105.7	114.6

Income (loss) before income taxes	182.2	(58.9)	171.4	72.8	173.4	49.8	27.7	(13.5)	57.7	(78.7)
Income tax expense (benefit)	61.7	(13.2)	67.9	31.2	57.5	13.9	10.9	(5.3)	20.0	(27.7)

Net income (loss)	120.5	(45.7)	103.5	41.6	115.9	35.9	16.8	(8.2)	37.7	(51.0)
Net income (loss) applicable to noncontrolling interests	–	0.1	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	120.5	(45.8)	103.5	41.6	115.9	35.9	16.8	(8.2)	37.7	(51.0)
Preferred stock dividends	–	–	(3.7)	–	(6.1)	–	–	–	–	–
Preferred stock redemption	–	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$120.5	$(45.8)	$99.8	$41.6	$109.8	$35.9	$16.8	$(8.2)	$37.7	$(51.0)

AVERAGE BALANCE SHEET DATA
Total assets	$16,192	$18,460	$10,844	$11,095	$11,273	$11,694	$4,456	$4,428	$4,167	$4,058
Net loans and leases	12,771	13,583	8,296	8,629	7,742	7,933	3,285	3,395	2,397	2,593
Total deposits	13,619	14,160	9,257	9,695	8,748	9,249	3,726	3,693	3,544	3,439
Shareholder’s equity:
Preferred equity	480	474	262	262	488	456	305	338	360	360
Common equity	1,310	1,293	1,225	1,146	1,545	1,449	331	293	238	261
Noncontrolling interests	–	–	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,790	1,767	1,487	1,408	2,033	1,905	636	631	598	621

	Vectra		TCBW		Other		Consolidated Company
	2011	2010	2011	2010	2011	2010	2011	2010

CONDENSED INCOME STATEMENT
Net interest income	$78.3	$81.4	$22.8	$22.4	$(224.0)	$(227.2)	$1,310.6	$1,320.5
Provision for loan losses	7.2	21.4	6.4	11.8	0.1	0.6	75.9	678.9

Net interest income after provision for loan losses	71.1	60.0	16.4	10.6	(224.1)	(227.8)	1,234.7	641.6
Net impairment losses on investment securities	(0.5)	(1.3)	–	(0.3)	(20.3)	(71.4)	(21.6)	(73.0)
Loss on sale of investment securities to Parent	–	–	–	–	20.7	54.8	–	–
Other noninterest income	16.5	22.7	2.1	1.9	(19.0)	(8.6)	405.1	400.2
Noninterest expense	74.7	68.7	12.7	12.2	3.3	37.9	1,233.6	1,275.5

Income (loss) before income taxes	12.4	12.7	5.8	(0.0)	(246.0)	(290.9)	384.6	(306.7)
Income tax expense (benefit)	3.8	8.4	1.9	(0.1)	(73.0)	(89.9)	150.7	(82.7)

Net income (loss)	8.6	4.3	3.9	0.1	(173.0)	(201.0)	233.9	(224.0)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(0.9)	(3.6)	(0.9)	(3.5)

Net income (loss) applicable to controlling interest	8.6	4.3	3.9	0.1	(172.1)	(197.4)	234.8	(220.5)
Preferred stock dividends	–	–	–	–	(116.0)	(84.8)	(125.8)	(84.8)
Preferred stock redemption	–	–	–	–	–	3.1	–	3.1

Net earnings (loss) applicable to common shareholders	$8.6	$4.3	$3.9	$0.1	$(288.1)	$(279.1)	$109.0	$(302.2)

AVERAGE BALANCE SHEET DATA
Total assets	$2,257	$2,338	$865	$826	$1,039	$(1,165)	$51,093	$51,734
Net loans and leases	1,813	1,889	579	574	(119)	48	36,764	38,644
Total deposits	1,884	1,925	680	625	(498)	(866)	40,960	41,920
Shareholder’s equity:
Preferred equity	70	68	15	15	240	(320)	2,220	1,653
Common equity	204	198	72	70	(300)	(308)	4,625	4,402
Noncontrolling interests	–	–	–	–	(1)	10	(1)	10
Total shareholder’s equity	274	266	87	85	(61)	(618)	6,844	6,065

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ZIONS BANCORPORATION AND SUBSIDIARIES

GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security
ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset/Liability Committee
ALLL	Allowance for Loan and Lease Losses
Amegy	Amegy Corporation
AOCI	Accumulated Other Comprehensive Income
ARRA	American Recovery and Reinvestment Act
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
bps	Basis Points
BSA	Bank Secrecy Act
CB&T	California Bank & Trust
CDO	Collateralized Debt Obligation
CDR	Constant Default Rate
CPP	Capital Purchase Program
CPR	Constant Prepayment Rate
CRE	Commercial Real Estate
DB	Deutsche Bank AG
DBRS	Dominion Bond Rating Service
DTA	Deferred Tax Asset
DTL	Deferred Tax Liability
EESA	Emergency Economic Stabilization Act
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GAAP	Generally Accepted Accounting Principles
HTM	Held-to-Maturity
IFRS	International Financial Reporting Standards

ISDA	International Swap Dealer Association
LIBOR	London Inter-Bank Offered Rate
NBA	National Bank of Arizona
NRSRO	Nationally Recognized Statistical Rating Organization
NSB	Nevada State Bank
NSF	Non-Sufficient Funds
OCI	Other Comprehensive Income
OECD OREO	Organisation for Economic Co-Operation and Development Other Real Estate Owned
OTC	Over-the-Counter
OTTI	Other-Than-Temporary-Impairment
Parent	Zions Bancorporation
PD	Probability of Default
PIK	Payment in Kind
REIT	Real Estate Investment Trust
RMBS RULC	Residential Mortgage-Backed Securities Reserve for Unfunded Lending Commitments
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
TARP	Troubled Asset Relief Program
TCBO	The Commerce Bank of Oregon
TCBW	The Commerce Bank of Washington
TDR	Troubled Debt Restructuring
TRS	Total Return Swap
Vectra	Vectra Bank Colorado
ZMSC	Zions Management Services Company

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2010 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company reported net earnings applicable to common shareholders of $65.2 million or $0.35 per diluted share for the third quarter of 2011 compared to a net loss applicable to common shareholders of $80.5 million or $0.47 per diluted share for the same period in 2010. The improved result was mainly caused by the following favorable changes:

•	$170.1 million decrease in the provision for loan losses;

•	$23.7 million decrease in other real estate expense;

•	$18.7 million increase in net interest income;

•	$13.8 million decrease in other noninterest expense;

•	$13.1 million decrease in FDIC premiums;

•	$11.0 million decrease in fair value and nonhedge derivative loss;

•	$10.4 million decrease in net impairment losses on investment securities; and

•	$6.4 million increase in equity securities gains.

ZIONS BANCORPORATION AND SUBSIDIARIES

The impact of these items was partially offset by the following:

•	$90.5 million increase in income taxes;

•	$17.4 million decrease in other noninterest income;

•	$10.8 million increase in preferred stock dividends;

•	$8.9 million increase in salaries and employee benefits; and

•	$5.6 million decrease in service charges and fees on deposit accounts.

Net earnings applicable to common shareholders for the first nine months of 2011 were $109.0 million, or $0.59 per diluted share, compared to a net loss applicable to common shareholders of $302.2 million, or $1.87 per diluted share for the corresponding period in 2010. The improved result reflects the following:

•	$603.0 million decrease in the provision for loan losses;

•	$56.7 million decrease in other real estate expense;

•	$51.4 million decrease in net impairment losses on investment securities;

•	$24.4 million decrease in FDIC premiums;

•	$15.8 million decrease in fair value and nonhedge derivative loss;

•	$10.3 million increase in equity securities gains;

•	$9.2 million increase in dividends and other investment income; and

•	$6.7 million increase in other service charges, commissions, and fees.

The impact of these items was partially offset by the following:

•	$233.4 million increase in income taxes;

•	$41.0 million increase in preferred stock dividends;

•	$35.9 million increase in salaries and employee benefits;

•	$21.7 million decrease in service charges and fees on deposit accounts;

•	$14.5 million decrease in gain on subordinated debt exchange;

•	$9.9 million decrease in net interest income; and

•	$8.0 million increase in other noninterest expense.

During the second quarter of 2009, the Company executed a subordinated debt modification and exchange transaction. The original discount on the convertible subordinated debt was $679 million and the remaining discount at September 30, 2011 was $241 million. It included the following components:

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

Excluding the impact of these noncash expenses, income before income taxes and subordinated debt conversions for the third quarter of 2011 increased to $186.2 million compared to a loss of $36.5 million in the third quarter of 2010.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended
(In thousands)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010

Income (loss) before income taxes (GAAP)	$168,066	$126,935	$89,624	$(96,491)	$(78,637)
Convertible subordinated debt discount amortization	10,645	11,439	13,120	13,763	14,711
Accelerated convertible subordinated debt discount amortization	7,498	61,353	40,994	73,320	27,462

Income (loss) before income taxes and subordinated debt conversions (non-GAAP)	$186,209	$199,727	$143,738	$(9,408)	$(36,464)

The impact of the conversion of convertible subordinated debt into preferred stock is further detailed in the “Capital Management” section.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on interest-bearing assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income for the third quarter of 2011 was $475.6 million compared to $457.2 million for the comparable period of 2010. The increase reflects the effect of many factors as discussed below. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

A gauge that we use to measure the Company’s success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 3.99% for the third quarter of 2011, compared to 3.84% for the same period in 2010, and 3.62% for the second quarter of 2011; however, the Company believes that its “core net interest margin” is more reflective of its operating performance than the reported net interest margin. We calculate the “core net interest margin” by excluding the impact of discount amortization on convertible subordinated debt, accelerated discount amortization on convertible subordinated debt, and additional accretion of interest income on acquired loans from the net interest margin. The “core net interest margin” was 3.97% and 4.03% for the third quarters of 2011 and 2010, respectively. See “GAAP to non-GAAP Reconciliations” for a reconciliation between the GAAP net interest margin and the non-GAAP “core net interest margin.”

Net interest margin and net interest income are especially sensitive to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities can significantly impact net interest income. Average total loans and leases for the first nine months of 2011 were $1.9 billion or 4.9% lower than average total loans and leases for the first nine months of 2010, while average interest-bearing liabilities were $2.4 billion or 7.4% lower for the same comparable periods. The average interest rate earned on net loans and leases excluding FDIC-supported loans decreased 14 basis points from 5.60% to 5.46% for the first nine months of 2011, compared to the first nine months of 2010, while the rate paid on interest-bearing deposits declined 21 basis points from 0.72% to 0.51%, improving our net interest spread. Additionally, the mix of deposit funding improved. For the nine months ended September 30, 2011 average noninterest-bearing deposits accounted for 34.7% of total average deposits, while for the same period in 2010 they accounted for 31.5%. The composition of low-yielding money market investments increased to 10.6% of interest-earning assets for the first nine months of 2011 as compared to 8.0% for the first nine months of 2010, which adversely affected the net interest margin. See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and associated risk.

During the third quarter of 2011, the Company had lower amortization and accelerated amortization of convertible subordinated debt discount expense impacting the net interest margin compared to prior quarters. In the third quarter of 2011, the net interest margin was negatively impacted by 9 basis points for the discount amortization resulting from the conversion of convertible subordinated debt to preferred stock and by 6 basis

ZIONS BANCORPORATION AND SUBSIDIARIES

points for the accelerated discount amortization related to the convertible subordinated debt. The net interest margin for the third quarter of 2010 was negatively impacted by 23 basis points for the accelerated discount amortization resulting from the conversion of convertible subordinated debt to preferred stock and by 12 basis points for the discount amortization related to the convertible subordinated debt.

The spread on average interest-bearing funds improved for the third quarter of 2011 to 3.56%, compared to 3.26% in the same period in 2010. The spread on average interest-bearing funds for the third quarter of 2011 was also affected by most of the same factors that had an impact on the net interest margin.

The net interest margin will continue to be positively impacted in future quarters by the decreased level of nonperforming assets and adversely affected by the amortization of the discount related to the debt modification transactions, including the accelerated amortization of discount to the extent that holders of the modified debt elect to convert their holdings to preferred stock. The unamortized discount on the convertible subordinated debt was $240.8 million as of September 30, 2011, or 42.8% of the total $562.3 million of remaining outstanding convertible subordinated notes and will be amortized as interest expense over the remaining life of the debt using the interest method. Other factors that will impact the net interest margin adversely include the competitive market pricing for high quality loans, repricing of variable rate loans, and the potential reduction of noninterest-bearing deposits when the unlimited deposit insurance ends December 31, 2012.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. For a number of quarters in the recent period of historically low interest rates, the Company has maintained an interest rate risk position that is more asset sensitive than it was prior to the economic crisis, and it expects to maintain this more asset sensitive position for a prolonged period. With interest rates at historically low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual rate risk position are highly dependent upon a number of assumptions regarding the re-pricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in the Company’s 2010 Annual Report on Form 10-K in “Interest Rate Risk” on page 75 and in this filing in “Interest Rate Risk.”

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$5,519,190	$3,482	0.25%	$5,192,847	$3,487	0.27%
Securities:
Held-to-maturity	821,510	11,158	5.39%	843,268	8,789	4.14%
Available-for-sale	3,951,546	21,977	2.21%	3,282,056	22,199	2.68%
Trading account	55,214	462	3.32%	59,216	542	3.63%

Total securities	4,828,270	33,597	2.76%	4,184,540	31,530	2.99%

Loans held for sale	118,054	1,215	4.08%	188,794	2,223	4.67%

Loans:
Net loans and leases excluding FDIC-supported loans [2]	35,964,005	488,472	5.39%	36,525,416	515,419	5.60%
FDIC-supported loans	819,696	32,615	15.79%	1,149,976	34,572	11.93%

Total loans and leases	36,783,701	521,087	5.62%	37,675,392	549,991	5.79%

Total interest-earning assets	47,249,215	559,381	4.70%	47,241,573	587,231	4.93%

Cash and due from banks	1,036,218			1,063,000
Allowance for loan losses	(1,210,111)			(1,556,558)
Goodwill	1,015,161			1,015,161
Core deposit and other intangibles	75,153			97,741
Other assets	3,407,914			3,917,955

Total assets	$51,573,550			$51,778,872

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$6,637,565	4,563	0.27%	$6,186,704	5,060	0.32%
Money market	14,838,406	16,174	0.43%	15,584,312	24,840	0.63%
Time under $100,000	1,750,372	3,804	0.86%	2,103,818	6,623	1.25%
Time $100,000 and over	1,879,652	4,483	0.95%	2,462,904	7,495	1.21%
Foreign	1,494,995	2,069	0.55%	1,563,090	2,350	0.60%

Total interest-bearing deposits	26,600,990	31,093	0.46%	27,900,828	46,368	0.66%

Borrowed funds:
Securities sold, not yet purchased	31,077	333	4.25%	38,789	423	4.33%
Federal funds purchased and security repurchase agreements	616,150	183	0.12%	873,954	315	0.14%
Short-term borrowings	140,252	985	2.79%	210,235	2,828	5.34%
Long-term debt	1,893,251	51,207	10.73%	1,945,775	80,125	16.34%

Total borrowed funds	2,680,730	52,708	7.80%	3,068,753	83,691	10.82%

Total interest-bearing liabilities	29,281,720	83,801	1.14%	30,969,581	130,059	1.67%

Noninterest-bearing deposits	14,795,706			13,786,784
Other liabilities	529,343			601,439

Total liabilities	44,606,769			45,357,804
Shareholders’ equity:
Preferred equity	2,334,784			1,819,889
Common equity	4,633,555			4,601,920

Controlling interest shareholders’ equity	6,968,339			6,421,809
Noncontrolling interest	(1,558)			(741)

Total shareholders’ equity	6,966,781			6,421,068

Total liabilities and shareholders’ equity	$51,573,550			$51,778,872

Spread on average interest-bearing funds			3.56%			3.26%
Taxable-equivalent net interest income and net yield on interest-earning assets		$475,580	3.99%		$457,172	3.84%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$4,945,625	$9,524	0.26%	$3,768,631	$7,527	0.27%
Securities:
Held-to-maturity	825,384	33,494	5.43%	876,901	33,703	5.14%
Available-for-sale	4,029,559	67,805	2.25%	3,341,349	68,251	2.73%
Trading account	55,312	1,452	3.51%	60,985	1,674	3.67%

Total securities	4,910,255	102,751	2.80%	4,279,235	103,628	3.24%

Loans held for sale	140,571	4,341	4.13%	178,314	6,523	4.89%

Loans:
Net loans and leases excluding FDIC-supported loans [2]	35,880,936	1,464,170	5.46%	37,375,465	1,564,403	5.60%
FDIC-supported loans	883,203	100,082	15.15%	1,268,797	80,311	8.46%

Total loans and leases	36,764,139	1,564,252	5.69%	38,644,262	1,644,714	5.69%

Total interest-earning assets	46,760,590	1,680,868	4.81%	46,870,442	1,762,392	5.03%

Cash and due from banks	1,050,373			1,261,657
Allowance for loan losses	(1,317,521)			(1,572,138)
Goodwill	1,015,161			1,015,161
Core deposit and other intangibles	80,121			104,145
Other assets	3,504,741			4,055,102

Total assets	$51,093,465			$51,734,369

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$6,530,029	14,120	0.29%	$6,019,848	15,450	0.34%
Money market	14,894,182	53,111	0.48%	16,127,412	84,963	0.70%
Time under $100,000	1,831,019	12,901	0.94%	2,237,947	22,646	1.35%
Time $100,000 and over	2,014,560	15,399	1.02%	2,653,117	24,688	1.24%
Foreign	1,475,075	6,303	0.57%	1,660,104	7,450	0.60%

Total interest-bearing deposits	26,744,865	101,834	0.51%	28,698,428	155,197	0.72%

Borrowed funds:
Securities sold, not yet purchased	33,703	1,070	4.24%	43,460	1,465	4.51%
Federal funds purchased and security repurchase agreements	659,726	614	0.12%	960,071	1,182	0.16%
Other short-term borrowings	160,937	3,780	3.14%	189,483	7,472	5.27%
Long-term debt	1,910,182	247,533	17.33%	1,989,329	259,970	17.47%

Total borrowed funds	2,764,548	252,997	12.24%	3,182,343	270,089	11.35%

Total interest-bearing liabilities	29,509,413	354,831	1.61%	31,880,771	425,286	1.78%

Noninterest-bearing deposits	14,214,733			13,221,238
Other liabilities	525,437			567,423

Total liabilities	44,249,583			45,669,432
Shareholders’ equity:
Preferred equity	2,220,418			1,652,452
Common equity	4,624,810			4,402,098

Controlling interest shareholders’ equity	6,845,228			6,054,550
Noncontrolling interests	(1,346)			10,387

Total shareholders’ equity	6,843,882			6,064,937

Total liabilities and shareholders’ equity	$51,093,465			$51,734,369

Spread on average interest-bearing funds			3.20%			3.25%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,326,037	3.79%		$1,337,106	3.81%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The provision for loan losses for the third quarter of 2011 was $14.6 million compared to $184.7 million for the same period in 2010. For the first nine months of 2011 and 2010 the provision for loan losses was $75.9 million and $678.9 million, respectively. The decrease in the provision reflects an improvement in credit metrics, including lower levels of criticized and classified loans, lower realized loss rates in most loan segments, and lower balances in construction and land development loans, which declined by 41.1% from September 30, 2010. The impact of these improvements on the provision and the allowance for loan and lease losses was partially offset by increases in qualitative factors related to management’s judgment about the impact of weaker national economic conditions and economic uncertainty.

Net loan and lease charge-offs fell to $101.7 million in the third quarter of 2011, compared to $235.7 million in the corresponding period in 2010. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

During the third quarter of 2011, the Company experienced improved credit quality of unfunded lending commitments and released $2.2 million from the related reserve, while it had incurred $1.1 million of provision expense in the corresponding prior year quarter. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as fluctuations in credit quality and historical loss experience.

Although classified and nonperforming loan volumes continue to be elevated, most measures of credit quality continued to show significant improvement during the first nine months of 2011. The Company also experienced a decrease in special mention, classified, nonaccrual, and past due loans, as well as improvements in other credit metrics. Barring any significant economic downturn, the Company expects continued low credit costs for the next several quarters due to reductions in loan balances in loan categories that have exhibited higher loss rates, such as construction and land development loans. We also anticipate continued reductions in criticized and classified loans of most types, and continued reduction in net charge-offs for at least the next several quarters, compared to the elevated levels experienced in 2009 and 2010.

Noninterest Income

Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. For the third quarter of 2011, noninterest income was $121.0 million compared to $110.2 million for the third quarter of 2010. The increase is mainly due to an $11.0 million decrease in losses from fair value and nonhedge derivatives, a $10.4 million reduction in net impairment losses on investment securities, a $6.4 million increase in gains from equity securities, a $4.6 million increase in gains from fixed income securities, partially offset by a $17.4 million decrease in other noninterest income, and a $5.6 million decline in services charges and fees on deposit accounts. Other significant changes in income that contributed to the change for the third quarter of 2011 are discussed below.

On June 29, 2011, the Federal Reserve voted to adopt regulations implementing the Durbin Amendment of The Dodd-Frank Act, which will limit debit card interchange fees charged by banks. The Company estimates the annual negative impact on bankcard fees to be approximately $20 million to $28 million pretax, or $5.0 million to $7.0 million quarterly beginning in the fourth quarter of 2011. This negative impact will reduce fee income recognized in other service charges, commissions and fees.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other service charges, commissions, and fees earned during the third quarter of 2011 increased by $3.5 million from the corresponding prior year period. The increase was primarily caused by higher fees on letters of credit, fees earned from other banks’ customers using Company’s ATMs, and debit card interchange fees charged to merchants. These increases were partially offset by a decrease in remote deposit capture fees, which was due to Company selling substantially all of the assets of NetDeposit in the third quarter of 2010.

Fixed income securities gains were $4.6 million higher in the third quarter of 2011 compared to the same prior year period. Most of the $13.0 million recognized in the third quarter of 2011 was generated by a partial prepayment, at par, received for a CDO which the Company had previously written down to market value.

Other noninterest income was $2.8 million and $20.2 million in the third quarters of 2011 and 2010, respectively. In September 2010 the Company sold substantially all of the assets of a wholly-owned subsidiary, NetDeposit, realizing a $13.9 million pretax gain, which was recorded in other noninterest income.

For the first nine months of 2011, the Company earned $383.5 million of noninterest income compared to $327.2 million in the same prior year period. Explanations provided previously for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Service charges and fees on deposit accounts decreased by $21.7 million during the first nine months of 2011 compared to the $153.3 million earned in the same prior year period. The decrease in fees is mostly due to lower NSF fees and lower service fees from business accounts.

Capital markets and foreign exchange income was $23.3 million for the first nine months of 2011, compared to $27.3 million earned in the same prior year period. The decrease is caused mainly by decreased income from trading fixed income corporate bonds and a reduction in fees earned from acting as a fiscal agent for customers issuing bonds.

Dividend and other investment income increased by 36.0% from the $25.5 million earned during the first nine months of 2010. Most of this increase is attributable to higher earnings from Farmer Mac and investments in ADC arrangements, as well as a one-time gain related to the increase in the value of the Company’s ownership interest in IdenTrust.

Losses from fair value and nonhedge derivatives decreased to $0.3 million in the first nine months of 2011 compared to a $16.1 million loss in the same prior year period. The decrease was primarily the result of decreased expense related to the total return swap agreement and an increase in the value of Eurodollar futures, partially offset by increased valuation losses related to interest rate hedges.

During the first nine months of 2011, the Company recorded $4.6 million in gains from equity securities, compared to a loss of $5.7 million in the same prior year period. The gains recognized in the first nine months of 2011 were principally due to the sale of BServ, Inc. stock, which the Company had acquired in September 2010 when it sold the assets of its NetDeposit subsidiary. The increase from the prior year also resulted from the smaller losses on venture fund investments.

The Company recognized net credit related impairment losses on CDO investment securities of $21.6 million and $73.0 million in the first nine months of 2011 and 2010, respectively. See “Investment Securities Portfolio” for additional information.

During the first nine months of 2010, the Company exchanged $55.6 million of nonconvertible subordinated debt for 2,165,391 shares of common stock, resulting in a $14.5 million gain.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest Expense

Noninterest expense for the third quarter of 2011 was $409.0 million, a 10.3% decrease from the corresponding period in 2010. The decrease is primarily due to a $23.7 million decrease in OREO expense, a $13.8 million decrease in other noninterest expense, and a $13.1 million decrease in FDIC premiums, partially offset by an $8.9 million increase in salaries and employee benefits.

Salaries and employee benefits were $216.9 million and $207.9 million for the third quarters of 2011 and 2010, respectively. Most of the increase is due to higher base salary and bonus expenses, which resulted from the Company’s improved financial performance.

Other real estate expense decreased by 53.5% compared to the third quarter of 2010. The decrease is primarily driven by a 43.1% reduction in OREO balances between September 30, 2011 and September 30, 2010, as well as lower write-downs of OREO values during work-out.

FDIC premiums for the third quarter of 2011 decreased by $13.1 million from the corresponding period in 2010. The decrease is mostly caused by the change in the premium assessment formulas prescribed by the FDIC.

Other noninterest expense decreased by $13.8 million from the third quarter of 2010. The decrease was primarily due to the $11.6 million one-time structuring fee related to the TRS transaction which was incurred in 2010.

For the first nine months of 2011, noninterest expense was $1,233.6 million compared to $1,275.5 million in the corresponding prior year period. Explanations provided previously for the quarterly changes also apply to the year-to-date changes.

At September 30, 2011, the Company had 10,548 full-time equivalent employees, compared to 10,524 at December 31, 2010 and 10,553 at September 30, 2010.

Income Taxes

The Company’s income tax expense for the third quarter of 2011 was $59.3 million compared to an income tax benefit of $31.2 million for the same period in 2010. The effective income tax rates, including the effects of noncontrolling interests, for the third quarter of 2011 and 2010 were 35.2% and 39.7%, respectively. The tax expense rate for the third quarter of 2011 and the tax benefit rate for third quarter of 2010 were favorably impacted by the benefit of net nontaxable items. The increased benefit rate for 2010 was reduced primarily by the impact of the nondeductibility of a portion of the accelerated discount amortization from the subordinated debt conversions. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $0.6 million for the third quarter of 2011 and by $1.5 million for the third quarter of 2010.

The Company had a net deferred tax asset (“DTA”) balance of $493 million at September 30, 2011, compared to $540 million at December 31, 2010. The decrease in the net DTA resulted primarily from loan charge-offs in excess of loan loss provisions and the utilization of net operating loss and tax credit carryforward items. This decrease in DTA was offset in part by an increase in DTA related to security and derivative fair value adjustments and the decrease in the deferred tax liability related to the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock. The Company did not record an additional valuation allowance as of September 30, 2011. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carry back net operating

ZIONS BANCORPORATION AND SUBSIDIARIES

losses to prior tax periods, tax planning strategies that are prudent and feasible and current forecasts of future taxable income, including the reversal of deferred tax liabilities (“DTLs”), which can absorb losses generated in or carried forward to a particular tax year. After evaluating all of the factors and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed. In addition, the Company has pursued strategies which may have the effect of mitigating the future possibility of a DTA valuation allowance.

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

Average interest-earning assets were $46.8 billion for the first nine months of 2011 compared to $46.9 billion for the same period in 2010. Average interest-earning assets as a percentage of total average assets for the first nine months of 2011 was 91.5% compared to 90.6% for the comparable period of 2010. Average loans and leases were $36.8 billion for the first nine months of 2011 compared to $38.6 billion for the same period in 2010. Average loans and leases as a percentage of total average assets for the first nine months of 2011 was 72.0% compared to 74.7% for the same period in 2010.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, grew by 31.2% to $4.9 billion for the first nine months of 2011 compared to $3.8 billion for the same period of 2010. Average securities increased by 14.7%, but average net loans and leases decreased by 4.9% for the first nine months of 2011 compared to the same period in 2010. The increases in average money market investments and average securities are a reflection of the fact that loan balances have decreased at a faster pace than the net decrease in customer deposits and other funding sources.

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

In the discussion of our investment portfolio below, we have included certain credit rating information, because that information is one indication of the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could indicate an increased level of risk for the Company. We note that the Dodd-Frank Act requires that the use of rating agency ratings cannot be mandated by any Federal agency for any purpose after July 21, 2011. However, regulations have not yet been proposed to implement this requirement, and therefore the Company cannot assess the impact, if any, this new requirement will have on the valuations and regulatory treatment of the Company’s investment securities, or when this might occur.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING*

As of September 30, 2011

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value
Held-to-maturity:
Municipal securities	$551	$548	$–	$548	$10	$558
Asset-backed securities:
Trust preferred securities – predominantly bank
Noninvestment grade	57	57	(6)	51	(34)	17
Noninvestment grade – OTTI/PIK’d [2]	31	30	(21)	9	–	9

	88	87	(27)	60	(34)	26

Trust preferred securities – predominantly insurance
Noninvestment grade	176	176	(14)	162	(44)	118

	176	176	(14)	162	(44)	118

Other
Noninvestment grade	19	18	–	18	(8)	10
Noninvestment grade – OTTI/PIK’d [2]	11	7	(3)	4	–	4

	30	25	(3)	22	(8)	14

	845	836	(44)	792	(76)	716

Available-for-sale:
U.S. Treasury securities	706	706	–	706		706
U.S. Government agencies and corporations:
Agency securities	154	154	6	160		160
Agency guaranteed mortgage-backed securities	546	565	20	585		585
Small Business Administration loan-backed securities	979	1,057	(2)	1,055		1,055
Municipal securities	125	123	2	125		125
Asset-backed securities:
Trust preferred securities – predominantly bank
AAA rated	4	4	–	4		4
AA rated	69	48	1	49		49
A rated	272	220	(12)	208		208
BBB rated	172	168	(60)	108		108
Noninvestment grade	384	350	(162)	188		188
Noninvestment grade – OTTI/PIK’d [2]	971	713	(566)	147		147

	1,872	1,503	(799)	704		704

Trust preferred securities – predominantly insurance
AA rated	66	60	–	60		60
A rated	32	31	(4)	27		27
Noninvestment grade	188	189	(72)	117		117
Noninvestment grade – OTTI/PIK’d [2]	6	6	(3)	3		3

	292	286	(79)	207		207

Trust preferred securities – single banks
Not rated	25	25	(8)	17		17

	25	25	(8)	17		17

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(1)	15		15
Noninvestment grade – OTTI/PIK’d [2]	45	24	(20)	4		4

	70	40	(21)	19		19

Auction rate securities
AAA rated	77	72	(1)	71		71

	77	72	(1)	71		71

Other
AAA rated	7	6	1	7		7
AA rated	11	11	(4)	7		7
A rated	25	25	–	25		25
Noninvestment grade	6	4	(2)	2		2
Noninvestment grade – OTTI/PIK’d [2]	48	19	(8)	11		11

	97	65	(13)	52		52

	4,943	4,596	(895)	3,701		3,701

Mutual funds and stock	269	269	–	269		269

	5,212	4,865	(895)	3,970		3,970

Total	$6,057	$5,701	$(939)	$4,762	$(76)	$4,686

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have other-than-temporary impairment (“OTTI”) and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT LOWEST CREDIT RATING*

As of September 30, 2011

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value
Held-to-maturity:
Municipal securities	$551	$548	$–	$548	$10	$558
Asset-backed securities:
Trust preferred securities – predominantly bank
Noninvestment grade	57	57	(6)	51	(34)	17
Noninvestment grade – OTTI/PIK’d [2]	31	30	(21)	9	–	9

	88	87	(27)	60	(34)	26

Trust preferred securities – predominantly insurance
Noninvestment grade	176	176	(14)	162	(44)	118

	176	176	(14)	162	(44)	118

Other
Noninvestment grade	19	18	–	18	(8)	10
Noninvestment grade – OTTI/PIK’d [2]	11	7	(3)	4	–	4

	30	25	(3)	22	(8)	14

	845	836	(44)	792	(76)	716

Available-for-sale:
U.S. Treasury securities	706	706	–	706		706
U.S. Government agencies and corporations:
Agency securities	154	154	6	160		160
Agency guaranteed mortgage-backed securities	546	565	20	585		585
Small Business Administration loan-backed securities	979	1,057	(2)	1,055		1,055
Municipal securities	125	123	2	125		125
Asset-backed securities:
Trust preferred securities – predominantly bank
BBB rated	69	48	1	49		49
Noninvestment grade	832	742	(234)	508		508
Noninvestment grade – OTTI/PIK’d [2]	971	713	(566)	147		147

	1,872	1,503	(799)	704		704

Trust preferred securities – predominantly insurance
AA rated	62	56	–	56		56
A rated	4	4	–	4		4
Noninvestment grade	220	220	(76)	144		144
Noninvestment grade – OTTI/PIK’d [2]	6	6	(3)	3		3

	292	286	(79)	207		207

Trust preferred securities – single banks
Not rated	25	25	(8)	17		17

	25	25	(8)	17		17

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(1)	15		15
Noninvestment grade – OTTI/PIK’d [2]	45	24	(20)	4		4

	70	40	(21)	19		19

Auction rate securities
AAA rated	77	72	(1)	71		71

	77	72	(1)	71		71

Other
AAA rated	6	5	1	6		6
AA rated	11	11	(4)	7		7
A rated	26	26	–	26		26
Noninvestment grade	6	4	(2)	2		2
Noninvestment grade – OTTI/PIK’d [2]	48	19	(8)	11		11

	97	65	(13)	52		52

	4,943	4,596	(895)	3,701		3,701

Mutual funds and stock	269	269	–	269		269

	5,212	4,865	(895)	3,970		3,970

Total	$6,057	$5,701	$(939)	$4,762	$(76)	$4,686

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the lowest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have OTTI and/or securities whose most recent interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2011			December 31, 2010			September 30, 2010
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value

Held-to-maturity
Municipal securities	$548	$548	$558	$578	$578	$582	$577	$577	$586
Asset-backed securities:
Trust preferred securities – banks and insurance	263	222	144	263	239	189	265	239	180
Other	25	22	14	28	24	17	29	25	17

	$836	$792	$716	$869	$841	$788	$871	$841	$783

Available-for-sale
U.S. Treasury securities	$706	$706	$706	$705	$706	$706	$49	$49	$49
U.S. Government agencies and corporations:
Agency securities	154	160	160	201	208	208	203	209	209
Agency guaranteed mortgage-backed securities	565	585	585	566	576	576	341	355	355
Small Business Administration loan-backed securities	1,057	1,055	1,055	867	868	868	844	842	842
Municipal securities	123	125	125	156	158	158	178	183	183
Asset-backed securities:
Trust preferred securities – banks and insurance	1,814	928	928	1,947	1,243	1,243	1,954	1,266	1,266
Trust preferred securities – real estate investment trusts	40	19	19	46	19	19	50	19	19
Auction rate securities	72	71	71	111	110	110	134	135	135
Other	65	52	52	103	81	81	108	83	83

	4,596	3,701	3,701	4,702	3,969	3,969	3,861	3,141	3,141

Mutual funds and stock	269	269	269	237	237	237	155	155	155

	4,865	3,970	3,970	4,939	4,206	4,206	4,016	3,296	3,296

Total	$5,701	$4,762	$4,686	$5,808	$5,047	$4,994	$4,887	$4,137	$4,079

The amortized cost of investment securities on September 30, 2011 decreased by 1.8% from the balances on December 31, 2010, and increased by 16.7% from the balances on September 30, 2010. The increase from September 30, 2010 to September 30, 2011 was due to increased investments in U.S. Treasury securities, agency guaranteed mortgage-backed securities, and SBA loan-backed securities.

As of September 30, 2011, 24.4% of the $4.0 billion fair value of available-for-sale securities portfolio was valued at Level 1, 48.4% was valued at Level 2, and 27.2% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. As of December 31, 2010 the fair value of available-for-sale securities totaled $4.2 billion, of which 22.2% was valued at Level 1, 43.0% at Level 2, and 34.8% at Level 3. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $2,003 million at September 30, 2011 and the fair value of these securities was $1,080 million. The securities valued at Level 3 were comprised of ABS CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at the end of the third quarter of 2011 was $923 million. As of September 30, 2011, we believe that we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 available-for-sale securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

Valuation and Sensitivity Analysis of Level 3 Bank and Insurance CDOs

The following schedule sets forth the sensitivity of the current CDO fair values, using an internal model, to changes in the most significant assumptions utilized in the model:

ZIONS BANCORPORATION AND SUBSIDIARIES

SENSITIVITY OF INTERNAL MODEL

(Amounts in millions)		Bank and Insurance CDOs at Level 3
		Held-to-maturity			Available-for-sale
Fair value balance at September 30, 2011		$144			$905

		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				4.3%			20.0%

Projected loss percentage from currently performing collateral
1-year		0.3%		4.7%	0.6%		20.6%
years 2-5		1.1%		5.8%	0.9%		21.5%
years 6-30		11.1%		16.9%	9.3%		30.9%

Discount rate [3]
Weighted average spread over LIBOR		829	bp		1206	bp

Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.4)			$(4.4)
	50%	(0.9)			(8.9)
	100%	(2.0)			(18.1)

Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(5.7)			$(103.9)
	50%	(6.0)			(107.3)
	100%	(6.9)			(114.1)

Increase (decrease) in fair value due to increase in discount rate	+ 100 bp	$(12.8)			$(62.5)
	+ 200 bp	(24.2)			(118.2)

Increase (decrease) in fair value due to increase in Forward Libor Curve	+ 100 bp	$7.6			$41.9

Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$3.1			$29.5
decrease in prepayment assumption[6]	-1%	(3.0)			(31.9)

[1]

The Company uses an expected credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation. These current and projected losses are reflected in the CDO’s fair value.

[2]

Weighted average percentage of collateral that is defaulted due to bank failures, or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit-specific probability of default on deferring collateral which ranges from 1.49% to 100%.

[3]	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.
[4]

Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30 year losses of 36.3% = 30.9%+50%(0.6%+0.9%+9.3%) and 41.7% = 30.9%+100%(0.6%+0.9%+9.3%) respectively.

[5]	Prepayment rate for small banks increased to 4% per year for each year through maturity.
[6]	Prepayment rate for small banks decreased to 2% per year for each year through maturity.

For the third quarter of 2011, the Company increased the prepayment rate assumption for small banks from 0% for five years and 2% thereafter to 3% per year for each year. In recent quarters our CDO pools have experienced significant and increasing prepayments of small bank trust preferred securities. We define “small banks” as collateral that is not subject to the phased-in disallowance of bank trust preferred securities as Tier 1 Capital required by the Dodd-Frank Act. These are primarily banks with assets below $15 billion and, to a lesser extent, insurance companies in mixed bank and insurance company CDOs. This assumption change related to prepayments from small banks increased the fair value of these CDOs by approximately $52 million, but it also required the company to record $11 million of credit-related OTTI in the third quarter of 2011. Essentially, the increased prepayments that we have experienced and are now projecting strengthen the senior tranches that we own, since they benefit first from increased cash flows, and weaken the

ZIONS BANCORPORATION AND SUBSIDIARIES

mezzanine tranches, since there will be less future cash flow to support them. This resulted in a reduction of the negative change in the fair value of the senior tranches and additional OTTI in the mezzanine tranches that the Company owns.

We continue to assume that large banks with investment grade ratings will fully prepay by the end of 2015. We also assume that prepayment behaviors will be skewed toward the end of the disallowance period. The Dodd-Frank Act became effective during the third quarter of 2010, and it phases in the disallowance of the inclusion of trust preferred securities in Tier 1 capital for banks with assets over $15 billion (“large banks”). For those institutions within each pool with investment grade ratings, we assume that trust preferred securities will be called prior to the end of the disallowance period. Prior to the third quarter of 2010 and the enactment of this legislation, we had assumed a prepayment rate for large banks of 0% for five years for each CDO pool, followed by a 2% annual prepayment rate thereafter. In the third quarter of 2010 these assumptions changed to a pool-specific prepayment rate to 2015 calculated with reference to the percentage of each pool’s performing collateral which consisted of collateral from large banks with investment grade ratings.

Effective from the third quarter of 2011, the pool specific prepayment rate until the end of 2015 is calculated with reference to both (a) the percentage of each pool’s performing collateral consisting of small banks, as well as, (b) the percentage which consists of collateral from large banks with investment grade ratings. After 2015 each pool is assumed to prepay at a 3% annual rate.

For the third quarter of 2011, the resulting average annual prepayment rate assumption for pools which include both large and small banks is 6.23% for each year through 2015, followed by an annual prepayment rate assumption of 3% thereafter. For pools without large banks, we assume a 3% annual prepayment rate. Increased prepayment rates are generally favorable for the fair value of the most senior tranches and adverse to the fair value of the more junior tranches. Prepayment sensitivities are provided in the previous schedule. Increasing the prepayment rate for small bank collateral from the assumed 3% constant prepayment rate (“CPR”) to a 4% CPR increases the fair value of the portfolio, while decreasing the rate to 1% reduces the fair value.

For the third quarter of 2011, the Company set a floor PD of 30 bps for years 1 through 5 for collateral where the higher of the 1 year PDs from our ratio based approach and those from our third party licensed model would have been lower. The Company also raised its long term floor PD for bank collateral for years six to maturity from 50 bps to 65 bps. The changes had no material impact on fair value. Expected collateral credit losses increased slightly as the effect of adding floor PDs offset financial ratio improvement in certain bank collateral. For more information refer to Note 9 of the Notes to Consolidated Financial Statements.

The short term 30 bps PD is similar to the PD we would apply if we had direct lending exposures to CDO pool collateral. We will continue to assess each quarter the extent to which our approach creates short term failure rate expectations that are consistent with those actually experienced.

The assumption change to 65 bps minimum floor PD for bank collateral starting in year 6 is consistent with weighting more recent bank failure rates and assuming that banks which issued trust preferred may continue to fail at rates in excess of the failure rate of the general universe of banks.

The valuation of CDOs is further discussed in Note 9 of the Notes to Consolidated Financial Statements.

The weighted average discount rate increased by 274 bps during the third quarter of 2011, causing most of the decline in the fair value of the portfolio. Discount rates generally increased for all bank and insurance tranches with the most significant increases occurring in the original A-rated and BBB-rated tranches. The

ZIONS BANCORPORATION AND SUBSIDIARIES

valuation of the AFS and HTM portfolios, including the use of trading prices, is further discussed in Note 9 of the Notes to Consolidated Financial Statements.

During the third quarter of 2011, the Company recognized credit-related net impairment losses on CDOs of $13.3 million, compared to losses of $23.7 million for the corresponding period in 2010. Credit-related net impairment losses were $21.6 million and $73.0 million during the first nine months of 2011 and 2010, respectively.

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

BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOS BY ORIGINAL RATINGS LEVEL AT SEPTEMBER 30, 2011

			Total				Credit loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized loss	Current year	Life-to- date	Life-to- date
Original ratings of securities, non-OTTI:
Original AAA	27	37.3%	$859.2	$767.0	$530.4	$(236.6)	$–	$–	$(99.6)
Original A	20	19.7%	451.5	451.6	248.6	(203.0)	–	–	–
Original BBB	5	2.0%	46.5	46.5	23.0	(23.4)	–	–	–

Total Non-OTTI		59.0%	1,357.2	1,265.1	802.0	(463.0)	–	–	(99.6)

Original ratings of securities, OTTI:
Original AAA	1	2.2%	50.0	43.4	17.7	(25.7)	–	(4.8)	(1.9)
Original A	42	35.7%	820.0	604.2	123.3	(480.9)	(12.5)	(214.8)	–
Original BBB	6	2.9%	67.1	30.5	2.4	(28.1)	(3.8)	(36.3)	–

Total OTTI		40.8%	937.1	678.1	143.4	(534.7)	(16.3)	(255.9)	(1.9)

Total noninvestment grade bank and insurance CDOs		99.8%	$2,294.3	$1,943.2	$945.4	$(997.7)	$(16.3)	$(255.9)	$(101.5)

[1]	Valuation losses were taken in securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.

	Average holding [1]
	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)
Original ratings of securities, non-OTTI:
Original AAA	$30.7	$27.4	$18.9	$(8.5)
Original A	16.1	16.1	8.9	(7.3)
Original BBB	9.3	9.3	4.6	(4.7)

Original ratings of securities, OTTI:
Original AAA	50.0	43.4	17.7	(25.7)
Original A	15.5	11.4	2.3	(9.1)
Original BBB	11.2	5.1	0.4	(4.7)

[1]	The Company may have more than one holding of the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOs

At September 30, 2011

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing [1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as % of performing collateral [4]		Collateralization %[5]		Present value of expected cash flows discounted at coupon rate as a % of par [6]	Lifetime additional projected loss from performing collateral [7]
Original Ratings of Securities, non-OTTI:
Original AAA
Best	BB	23	21	1.14%	4.26%	88.92%		1,521.79%		100%	0.00%
Weighted Average		75	49	15.44%	13.26%	38.29%		283.97%		100%	10.42%
Worst	CC	18	7	28.71%	26.07%	8.35%		160.63%		100%	14.55%

Original A
Best	B	35	35	0.00%	0.00%	27.71%		344.30%		100%	10.53%
Weighted Average		17	15	3.39%	6.46%	11.13%		143.69%		100%	12.12%
Worst	C	6	4	10.31%	26.07%	(9.19	%) [8]	85.69	% [9]	100%	14.58%

Original BBB
Best	CCC	35	35	0.00%	0.00%	16.33%		356.97%		100%	10.70%
Weighted Average		26	23	1.75%	4.05%	9.10%		244.54%		100%	11.96%
Worst	CC	24	20	6.13%	9.26%	0.02%		102.65%		100%	13.09%

Original Ratings of Securities, OTTI:
Original AAA
Single Security	CCC	43	25	16.89%	22.84%	25.55%		291.90%		94%	10.43%

Original A
Best	CCC	37	31	0.00%	1.89%	50.76%		235.62%		100%	0.00%
Weighted Average		53	33	11.60%	17.31%	(12.92%)		84.82%		82%	10.82%
Worst	C	3	0	25.18%	25.97%	(46.04%)		39.58%		56%	14.93%

Original BBB
Best	C	42	38	9.04%	1.84%	(6.15%)		95.97%		85%	9.25%
Weighted Average		78	52	14.53%	17.63%	(19.93%)		(22.25%)		47%	11.16%
Worst	C	37	18	18.55%	25.77%	(31.54%)		(70.59%)		28%	14.58%

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
[2]	Collateral is identified as defaulted when a regulator closes an issuing bank.
[3]	Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
[4]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 1.49% to 100% dependent on credit for each deferring piece of collateral. “Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral.

[5]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption ranging from 1.49% to 100% dependent on credit for each deferring piece of collateral. “Collateralization” in the schedule identifies the portion of a CDO tranche that is backed by nondefaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is senior to our security’s priority level. The denominator is the par amount of the tranche. Par is defined as the original par less any principal paydowns.

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

Certain original A-rated securities described in the schedule above currently have negative subordination and are therefore under-collateralized, and yet are not identified as having OTTI. This is because each security’s cash flow projection shows negative subordination being cured prior to the security’s maturity. The collateral that backs a tranche can increase if the more senior liabilities of the CDO decrease. This occurs when collateral deterioration due to defaults and deferral triggers alternative waterfall provisions for the cash flow. A structural credit protection feature reroutes cash (interest collections) from the more junior classes of debt

ZIONS BANCORPORATION AND SUBSIDIARIES

and income notes to pay down the principal of the most senior liabilities. As the most senior liabilities are paid down while the collateral remains unchanged (and if there are no additional unexpected defaults), the next level of tranches become better secured. The rerouting continues to divert cash away from the most junior classes of debt or income notes and gives better security to our tranche. Our cash flow projections predict full payment of amortized cost and interest.

The Company’s loss and recovery experience as of September 30, 2011 (and our Level 3 modeling assumption) is essentially a 100% loss on defaults, although we have, to date, received several, generally small, recoveries on defaults. Our experience with deferring bank collateral has been that of all collateral that has elected to defer beginning in 2007 or thereafter, 48.3% has defaulted, and approximately 46.9% remains within the allowable deferral period. Twenty-four issuing banks, with collateral aggregating to 4.8% of all deferrals and 9.3% of all surviving deferrals, have come current and resumed interest payments on their trust preferred securities after previously deferring some payments. Older deferrals are more likely to have defaulted. Approximately 89% of the bank collateral which first deferred prior to January 1, 2009 had defaulted by September 30, 2011. For bank collateral which first deferred on or after January 1, 2009, 33% had defaulted by September 30, 2011. New deferrals peaked in 2009. In 2008, 9.2% of collateral performing at the start of the year elected to defer by year end. This contrasts with 19.1% in 2009 and 10% in 2010. A total of $424.4 million of bank collateral elected to defer during the first nine months of 2011. This comprises 3.8% of the collateral performing at the start of 2011. Further information on the Company’s valuation process is detailed in Note 9 of the Notes to Consolidated Financial Statements.

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

Under ASC 320, the full extent of the difference between amortized cost and fair value is recognized through earnings if fair value is below amortized cost and the investor either intends to sell the security or has found that it is more likely than not that the investor will be forced to sell prior to recovery of its amortized cost basis. ASC 320 distinguishes the difference between amortized cost and fair value that is due to credit, from the difference that is due to illiquidity and all other factors. For holders who neither intend to sell nor judge it more likely than not that they will be required to sell prior to recovery of amortized cost, which might be maturity, only the amount of impairment representing credit loss is recognized in earnings.

We review the relevant facts and circumstances each quarter in order to assess our intentions regarding any potential sales of securities, as well as the likelihood that we would be required to sell prior to recovery of amortized cost. To date, for each security whose fair value is below amortized cost, we have determined that we do not intend to sell the security, and that it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We then evaluate the difference between the fair value and the amortized cost of each security and identify if any of the difference is due to credit. The credit component of the difference is recognized in earnings and the amortized cost is written down for each security found to have OTTI.

ZIONS BANCORPORATION AND SUBSIDIARIES

For some CDO tranches, for which we previously recorded OTTI, expected future cash flows have remained stable or have slightly improved subsequent to the quarter that OTTI was identified and recorded. In these cases, while a large difference may remain between fair value and amortized cost, the difference is not due to credit. The expected future cash flow substantiates the return of the full amortized cost as described below. For other CDO tranches, an adverse change in the expected future cash flow has resulted in the recording of additional OTTI.

We utilize a present value technique to both identify the OTTI present in the CDO tranches and to estimate fair value. For purposes of determining the portion of the difference between fair value and amortized cost that is due to credit, we follow ASC 310, which includes paragraphs 12-16 of the former FASB Statement No. 114. The standard specifies that a cash flow projection can be present valued at the security specific effective interest rate and the resulting present value compared to the amortized cost in order to quantify the credit component of impairment. Since our early adoption of the new guidance under ASC 320 on January 1, 2009, we have followed this methodology to identify the credit component of impairment to be recognized in earnings each quarter.

The Company incurred $13.3 million of credit-related OTTI charges recorded in earnings during the third quarter of 2011. One of the securities deemed to have OTTI was an ABS CDO, one was an RMBS security and 13 were CDOs collateralized by bank trust preferred securities. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

Exposure to State and Local Governments

The Company provides multiple services to state and local governments (referred to together as “municipalities”), including deposit services, loans, investment banking services, and by investing in securities issued by them.

The following table summarizes the Company’s exposure to state and local municipalities:

(In thousands)	September 30, 2011	December 31, 2010

Loans and leases	$440,638	$438,985
Held-to-maturity – municipal securities	548,428	577,527
Available-for-sale – municipal securities	125,486	157,708
Available-for-sale – auction rate securities	70,536	109,281
Trading account – municipal securities	13,846	12,446
Unused commitments to extend credit	33,425	31,492

Total direct exposure to municipalities	$1,232,359	$1,327,439

Company policy requires that extensions of credit to municipalities be subjected to specific underwriting standards. At September 30, 2011 all of the outstanding municipal loans were performing and none were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 82% of the outstanding credits were originated by ZFNB, Vectra, and CB&T. See Note 5 of the Notes to the Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

All municipal securities are reviewed quarterly for OTTI. HTM securities consist of unrated bonds issued by small local governmental entities and are purchased through private placements. Prior to purchase, the issuers of HTM and AFS municipal securities are evaluated by the Company for their credit worthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 97% are rated by

ZIONS BANCORPORATION AND SUBSIDIARIES

major credit rating agencies and were rated investment grade as of September 30, 2011. Municipal securities in the trading account are held for resale to customers. The Company underwrites municipal bonds which are sold to third party investors.

European Exposure

The Company has not granted loans to and does not own securities issued by the governments of Portugal, Ireland, Italy, Greece, or Spain. Our strategy is to focus on serving individuals, businesses, and municipalities located in the United States and, therefore, we do not have any significant direct exposure to these governments.

Loan Portfolio

As of September 30, 2011, net loans and leases were $36.7 billion, reflecting a 0.1% decrease from December 31, 2010, and a 2.2% decrease from September 30, 2010.

The following table sets forth the loan portfolio by type of loan:

	September 30, 2011		December 31, 2010		September 30, 2010
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans

Commercial:
Commercial and industrial	$9,787	26.6%	$9,167	24.9%	$9,152	24.3%
Leasing	410	1.1%	410	1.1%	402	1.1%
Owner occupied	8,334	22.6%	8,218	22.3%	8,345	22.1%
Municipal	441	1.2%	439	1.2%	334	0.9%

Total commercial	18,972		18,234		18,233

Commercial real estate:
Construction and land development	2,477	6.7%	3,499	9.5%	4,206	11.2%
Term	7,743	21.0%	7,650	20.8%	7,550	20.0%

Total commercial real estate	10,220		11,149		11,756

Consumer:
Home equity credit line	2,158	5.9%	2,142	5.8%	2,157	5.7%
1-4 family residential	3,884	10.5%	3,499	9.5%	3,509	9.3%
Construction and other consumer real estate	304	0.8%	343	0.9%	366	1.0%
Bankcard and other revolving plans	278	0.8%	297	0.8%	287	0.8%
Other	234	0.6%	233	0.6%	271	0.7%

Total consumer	6,858		6,514		6,590

FDIC-supported loans	801	2.2%	971	2.6%	1,090	2.9%

Total loans	$36,851	100.0%	$36,868	100.0%	$37,669	100.0%

[1]	FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.

Growth in the loan portfolio during the first nine months of 2011 occurred in commercial and industrial, commercial owner occupied, commercial real estate term, and 1-4 family residential consumer loans, but was offset by declines in commercial real estate construction and land development and FDIC-supported loans. The total loan portfolio grew primarily at Amegy, Vectra, and TCBW while balances at Zions Bank, CB&T, and NSB declined. Some construction loans have been converted to term loans as projects have been completed. We expect commercial construction and land development loans to continue to decline in future quarters as demand for these types of loans remains weak. However, we expect the total loan portfolio to remain relatively stable in the fourth quarter.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	September 30, 2011	December 31, 2010	September 30, 2010

Bank-owned life insurance	$440	$428	$424
Federal Home Loan Bank stock	118	125	129
Federal Reserve stock	130	128	127
SBIC investments	41	38	39
Non-SBIC investment funds and other	117	125	125
Trust preferred securities	14	14	14

	$860	$858	$858

Deposits

Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first nine months of 2011 decreased by 2.3% compared to the same period in 2010. Average interest-bearing deposits decreased by 6.8%, mostly due to lower balances in money market and time deposit accounts. Average noninterest-bearing deposits grew by 7.5%, primarily due to higher balances in business customers’ accounts. Core deposits at September 30, 2011, which exclude time deposits larger than $100,000 and brokered deposits, grew by 2.6%, or $1.0 billion, from December 31, 2010.

Demand, savings and money market deposits comprised 87.5% of total deposits at the end of the third quarter of 2011, compared with 85.8% and 85.6% as of December 31, 2010 and September 30, 2010, respectively.

During 2010 and 2011, the Company reduced brokered deposits due to excess liquidity and weak loan demand. At September 30, 2011, total deposits included $251 million of brokered deposits compared to $435 million at December 31, 2010 and $502 million at September 30, 2010.

RISK ELEMENTS

Since risk is inherent in substantially all of the Company’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. We apply various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity, and operational risks.

Credit Risk Management

Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from the Company’s lending activities, as well as from unfunded lending commitments.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Credit risk associated with counterparties to off-balance sheet credit instruments is generally limited to the hedging of interest rate risk through the use of swaps and futures. Our subsidiary banks that engage in this activity have International Swap Dealer Association (“ISDA”) agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between our subsidiaries and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. The Company’s maximum exposure that is not cash collateralized to any single counterparty did not exceed $10 million at September 30, 2011.

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

The Company’s loan portfolio includes loans that were acquired from failed banks: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts. Therefore, the Company’s financial exposure to losses from these assets is substantially limited. In addition, the acquired loans have performed better than expected. FDIC-supported loans represented approximately 2.2% of the Company’s total loan portfolio at September 30, 2011.

The Company participates in various lending programs where guarantees are supplied by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, and U.S. Department of Agriculture. As of September 30, 2011, the principal balance of such loans was $600 million, and the guaranteed portion amounted to $450 million. Most of these loans were guaranteed by the Small Business Administration. Government agency guaranteed loans, excluding FDIC-supported loans, consisted of the following as of September 30, 2011:

ZIONS BANCORPORATION AND SUBSIDIARIES

(Amounts in millions)	September 30, 2011	Percent guaranteed

Commercial	$579	74%
Commercial real estate	19	77%
Consumer	2	100%

Total excluding FDIC-supported loans	$600	75%

The credit quality of the Company’s loan portfolio improved further during the third quarter of 2011. Nonperforming lending related assets decreased by 30.5% and 44.6% from December 31, 2010 and September 30, 2010, respectively. Gross charge-offs declined to $439 million in the first nine months of 2011 compared to $791 million in the first nine months of 2010. Net charge-offs decreased to $355 million from $718 million in the same periods.

A more comprehensive discussion of our credit risk management is contained in the Company’s 2010 Annual Report on Form 10-K.

Commercial Lending

The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio:

(Amounts in millions)	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,751	14.5%	$2,488	13.6%
Manufacturing	2,032	10.7%	1,984	10.9%
Retail trade	1,586	8.4%	1,585	8.7%
Wholesale trade	1,540	8.1%	1,500	8.2%
Mining, quarrying, and oil and gas extraction	1,580	8.3%	1,346	7.4%
Healthcare and social assistance	1,260	6.7%	1,264	6.9%
Construction	1,011	5.3%	1,110	6.1%
Professional, scientific, and technical services	934	4.9%	966	5.3%
Transportation and warehousing	917	4.8%	866	4.8%
Finance and insurance	915	4.8%	963	5.3%
Hospitality and food services	826	4.4%	809	4.4%
Other	3,620	19.1%	3,353	18.4%

Total	$18,972	100.0%	$18,234	100.0%

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Washington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	9/30/11	$953.9	$400.4	$2,029.1	$675.2	$527.6	$1,101.6	$856.6	$264.6	$934.6	$7,743.6	75.8%
% of loan type		12.3%	5.2%	26.2%	8.7%	6.8%	14.2%	11.1%	3.4%	12.1%	100.0%
Delinquency rates [2] :
30-89 days	9/30/11	1.6%	1.0%	0.7%	2.1%	0.7%	2.4%	1.0%	0.5%	3.6%	1.6%
	12/31/10	1.6%	1.5%	1.7%	3.7%	8.2%	2.7%	2.1%	0.3%	7.3%	3.1%
≥ 90 days	9/30/11	0.9%	0.6%	0.5%	0.7%	0.6%	0.8%	1.0%	–	2.6%	0.9%
	12/31/10	1.1%	1.5%	0.9%	2.8%	1.4%	1.6%	1.8%	–	3.9%	1.7%
Accruing loans past due 90 days or more	9/30/11	$0.7	$–	$–	$–	$–	$0.4	$–	$–	$–	$1.1
	12/31/10	–	–	0.2	–	–	4.3	–	–	0.3	4.8
Nonaccrual loans	9/30/11	14.3	4.7	31.0	29.8	18.1	25.6	16.0	1.8	47.6	188.9
	12/31/10	23.4	6.2	36.3	70.5	19.4	32.8	20.1	1.7	53.9	264.3

Residential construction and land development
Balance outstanding	9/30/11	$112.0	$27.7	$103.2	$12.7	$34.5	$318.2	$186.0	$0.8	$72.9	$868.0	8.5%
% of loan type		12.9%	3.2%	11.9%	1.5%	4.0%	36.6%	21.4%	0.1%	8.4%	100.0%
Delinquency rates [2] :
30-89 days	9/30/11	6.3%	–	5.9%	49.4%	4.4%	15.5%	8.9%	22.0%	1.0%	10.1%
	12/31/10	9.8%	6.0%	5.3%	55.6%	1.4%	19.9%	13.6%	–	9.6%	14.3%
≥ 90 days	9/30/11	2.9%	–	2.8%	46.7%	3.1%	9.9%	8.1%	22.0%	0.9%	7.0%
	12/31/10	8.6%	6.0%	3.4%	55.6%	0.4%	19.2%	10.0%	–	5.0%	12.6%
Accruing loans past due 90 days or more	9/30/11	$0.2	$–	$0.2	$–	$–	$0.1	$–	$–	$–	$0.5
	12/31/10	0.8	–	–	–	–	0.1	0.6	–	0.1	1.6
Nonaccrual loans	9/30/11	15.4	–	5.5	7.7	1.5	59.3	18.3	0.2	0.6	108.5
	12/31/10	29.9	1.8	8.1	30.3	41.4	80.9	39.1	–	8.3	239.8

Commercial construction and land development
Balance outstanding	9/30/11	$203.4	$28.2	$148.2	$114.3	$174.0	$565.4	$303.9	$31.8	$39.6	$1,608.8	15.7%
% of loan type		12.6%	1.8%	9.2%	7.1%	10.8%	35.1%	18.9%	2.0%	2.5%	100.0%
Delinquency rates [2] :
30-89 days	9/30/11	2.2%	–	1.6%	6.2%	5.2%	6.8%	1.9%	–	0.3%	4.2%
	12/31/10	5.0%	–	0.5%	23.7%	8.1%	5.7%	6.4%	2.7%	12.4%	7.1%
≥ 90 days	9/30/11	2.2%	–	1.6%	6.2%	5.2%	6.3%	1.8%	–	0.3%	4.0%
	12/31/10	4.2%	–	0.5%	16.4%	8.1%	4.3%	4.2%	–	12.4%	5.5%
Accruing loans past due 90 days or more	9/30/11	$0.3	$–	$1.7	$–	$–	$–	$–	$–	$0.1	$2.1
	12/31/10	–	–	–	–	–	–	0.2	–	0.1	0.3
Nonaccrual loans	9/30/11	8.1	–	0.8	16.3	9.1	81.1	21.6	–	–	137.0
	12/31/10	18.9	–	2.2	73.9	19.8	91.5	35.7	–	11.6	253.6

Total construction and land development	9/30/11	$315.4	$55.9	$251.4	$127.0	$208.5	$883.6	$489.9	$32.6	$112.5	$2,476.8
Total commercial real estate	9/30/11	$1,269.3	$456.3	$2,280.5	$802.2	$736.1	$1,985.2	$1,346.5	$297.2	$1,047.1	$10,220.4	100.0%

[1]	No other geography exceeds $128 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

Approximately 34% of the commercial real estate term loans consist of mini-perm loans as of September 30, 2011. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of 3 to 7 years. The remaining 66% of commercial real estate loans are term loans with initial maturities generally of 15 to 20 years. The stabilization criteria for a project to qualify for a term loan

ZIONS BANCORPORATION AND SUBSIDIARIES

differ by product type and includes, for example, criteria related to the cash flow generated by the project and occupancy rates.

Approximately 32% of the commercial construction and land development portfolio’s September 30, 2011 balance consists of acquisition and development loans. Most of these acquisition and development properties are tied to specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Re-margining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multi-family projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20.

Although lending for residential construction and development involves a different product type, many of the requirements previously mentioned, such as credit worthiness of the developer, up-front injection of the developer’s equity, re-margining requirements, and the viability of the project are also important in underwriting a residential development loan. Heavy consideration is given to market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursements are made.

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

Interest reserves are generally established as an expense item in the budget for real estate construction or development loans. We generally require borrowers to put their equity into the project at the inception of the construction. This enables the bank to ensure the availability of equity in the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If at any time during the life of the credit the project is determined not to be viable, the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed necessary. The bank then usually evaluates the appropriate use of interest reserves. At September 30, 2011, and September 30, 2010, Zions’ affiliates had 369 and 368 loans with an outstanding balance of $388 million, and $575 million for which available interest reserves amounted to $33 million and $53 million,

ZIONS BANCORPORATION AND SUBSIDIARIES

respectively. In instances where projects have been determined not to be viable, the interest reserves and other appropriate disbursements have been frozen.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

amount we may be able to recover. In other instances, the guarantor may voluntarily support a loan without any formal pursuit.

Consumer Loans

The Company has a portfolio of $364 million of stated income mortgage loans with generally high FICO scores at origination, including “one-time close” loans to finance the construction of a home, which convert into permanent jumbo mortgages. As of September 30, 2011, approximately $36 million of the $364 million of stated income loans had FICO scores of less than 620. These totals exclude held-for-sale loans. Stated income loans account for approximately $9 million, or 43%, of our credit losses in 1-4 family residential first mortgage loans during the first nine months of 2011, and were primarily in Utah and Arizona.

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

The Company is engaged in home equity credit line lending. Including FDIC-supported loans, approximately $994 million of the Company’s $2.2 billion portfolio is secured by first deeds of trust, while the remaining balance is secured by junior liens. As of September 30, 2011, loans representing approximately 19% of the outstanding balance in this portfolio were estimated to have loan-to-value ratios above 100%. Of the total home equity credit line portfolio, 0.42% was 90 or more days past due at September 30, 2011 as compared to 0.47% as of September 30, 2010. During the first nine months of 2011, the Company modified $0.2 million of home equity credit lines. The annualized credit losses for this portfolio were 103 and 121 basis points for the nine months ended September 30, 2011 and September 30, 2010, respectively.

Nonperforming Assets

As reflected in the following table, the Company’s nonperforming lending-related assets as a percentage of net loans and leases and OREO decreased during the third quarter of 2011. The percentage was 3.43% at September 30, 2011, compared with 4.91% at December 31, 2010 and 6.01% at September 30, 2010.

Total nonaccrual loans, excluding FDIC-supported loans, at September 30, 2011 decreased by $454 million from December 31, 2010, which included a decrease of $249 million in construction and land development loans, $75 million in commercial real estate term loans, and $74 million in commercial owner occupied loans. The greatest decreases in nonaccrual loans occurred at Zions Bank, NSB, and Amegy.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming lending-related assets:

(Amounts in millions)	September 30, 2011	December 31, 2010	September 30, 2010

Nonaccrual loans	$1,039	$1,493	$1,810
Other real estate owned	170	259	304

Nonperforming lending-related assets, excluding FDIC-supported assets	1,209	1,752	2,114

FDIC-supported nonaccrual loans	29	36	127
FDIC-supported other real estate owned	33	40	52

FDIC-supported nonperforming lending-related assets	62	76	179

Total nonperforming lending-related assets	$1,271	$1,828	$2,293

Ratio of nonperforming lending-related assets to net loans and leases [1] and other real estate owned	3.43%	4.91%	6.01%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$16	$23	$75
FDIC-supported loans past due 90 days or more	86	119	10
Ratio of accruing loans past due 90 days or more to net loans and leases [1]	0.28%	0.38%	0.22%

Nonaccrual loans and accruing loans past due 90 days or more	$1,169	$1,671	$2,021
Ratio of nonaccrual loans and accruing loans past due 90 days or more to net loans and leases [1]	3.17%	4.52%	5.35%

Accruing loans past due 30 – 89 days, excluding FDIC-supported loans	$174	$263	$303
FDIC-supported loans past due 30 – 89 days	14	27	9

Restructured loans included in nonaccrual loans	308	367	354
Restructured loans on accrual	430	388	334

Classified loans, excluding FDIC-supported loans	2,362	3,408	4,438

[1]	Includes loans held for sale.

Restructured Loans

Nonaccrual loans also include nonperforming loans that have been restructured and classified as troubled debt restructured (“TDR”) loans.

TDRs are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with a new loan from another lender, or who is experiencing economic hardship. Such TDRs may include first-lien residential mortgage loans and home equity loans.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

At the time of restructuring, the A note is identified and classified as a TDR. If the loan performs for at least six months according to the modified terms, the A note may be returned to accrual status. The borrower’s payment performance prior to and following the restructuring is taken into account in determining whether or not a note should be returned to accrual status. In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). Company policy requires that the removal of TDR status be approved at the same management level that approves the upgrading of a loan’s classification. Refer also to the “Modified and Restructured Loans” section in Note 5 of the Notes to Consolidated Financial Statements.

The outstanding balance of loans restructured using the A/B note restructure workout strategy was approximately $241 million at September 30, 2011 and $245 million at June 30, 2011.

Other Nonperforming Assets

In addition to the lending related nonperforming assets, the Company had $121 million in carrying value of investments in debt securities that were on nonaccrual status at September 30, 2011, compared to $195 million at December 31, 2010 and $194 million at September 30, 2010.

Allowance and Reserve for Credit Losses

In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

	Nine Months Ended	Twelve Months Ended	Nine Months Ended
(Amounts in millions)	September 30, 2011	December 31, 2010	September 30, 2010

Loans and leases outstanding (net of unearned income)	$36,725	$36,747	$37,549

Average loans and leases outstanding (net of unearned income)	$36,764	$38,250	$38,644

Allowance for loan losses:
Balance at beginning of period	$1,440	$1,531	$1,531
Provision charged against earnings	76	852	679
Increase (decrease) in allowance covered by FDIC indemnification	(12)	26	38
Loans and leases charged-off:
Commercial	(183)	(417)	(308)
Commercial real estate	(186)	(517)	(377)
Consumer	(70)	(140)	(106)

Total	(439)	(1,074)	(791)

Recoveries:
Commercial	39	35	27
Commercial real estate	29	44	29
Consumer	10	12	9

Total	78	91	65

Charge-offs recoverable from FDIC	6	14	8

Net loan and lease charge-offs	(355)	(969)	(718)

Balance at end of period	$1,149	$1,440	$1,530

Ratio of annualized net charge-offs to average loans and leases	1.29%	2.53%	2.48%

Ratio of allowance for loan losses to net loans and leases, at period end	3.13%	3.92%	4.07%

Ratio of allowance for loan losses to nonperforming loans, at period end	107.59%	94.22%	79.02%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	98.24%	86.21%	75.71%

The allowance for loan losses declined during the first nine months of 2011 due to the improved credit quality metrics observed across the loan portfolio. Although actual credit quality continues to improve, the Company increased the portion of its provision related to national economic conditions in light of reported weaker economic data and fiscal uncertainty in Europe.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s consolidated balance sheet, and any related increases or decreases in the reserve are included in noninterest expense in the statement of income. The reserve balance decreased by $14 million from December 31, 2010, and is primarily due to improvements in the credit quality of lending commitments. See Note 5 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses.

Interest Rate and Market Risk Management

Interest rate and market risk are managed centrally. Interest rate risk is the potential for reduced net interest income resulting from adverse changes in the level of interest rates. Market risk is the potential for loss arising from adverse changes in the fair value of fixed income securities, equity securities, other earning

ZIONS BANCORPORATION AND SUBSIDIARIES

assets and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, the Company is exposed to both interest rate risk and market risk.

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

Interest Rate Risk

Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The Company’s balance sheet is more asset sensitive on September 30, 2011 than it was on December 31, 2010.

We attempt to minimize the impact of changing interest rates on net interest income primarily through the use of interest rate floors on variable rate loans, interest rate swaps, interest rate futures, and by avoiding large exposures to long-term fixed rate interest-earning assets that have significant negative convexity. Our earning assets are largely tied to the shorter end of the interest rate curve. The prime lending rate and the LIBOR curves are the primary indices used for pricing the Company’s loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the expected changes in the fair values of equity in response to changes in interest rates. In the income simulation method, we analyze the expected changes in income in response to changes in interest rates.

Duration of equity is derived by first calculating the dollar duration of all assets, liabilities and derivative instruments. Dollar duration is determined by calculating the fair value of each instrument assuming interest rates sustain immediate and parallel movements up 1% and down 1%. The average of these two changes in fair value is the dollar duration. Subtracting the dollar duration of liabilities from the dollar duration of assets and adding the net dollar duration of derivative instruments results in the dollar duration of equity. Duration of equity is computed by dividing the dollar duration of equity by the fair value of equity. A positive value implies that an increase in interest rates decreases the dollar value of equity, whereas a negative value implies that an increase in interest rates increases the dollar value of equity. The Company’s policy is generally to maintain a duration of equity between -3% to +7%. However, in the current low interest rate environment, the Company is operating with a duration of equity of less than -3% in some planning scenarios.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

As of the dates indicated, the following table shows the Company’s estimated duration of equity and percentage change in interest sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain an immediate parallel change of 200 basis points. The Company estimates interest rate risk with two sets of deposit repricing scenarios. The first scenario assumes that administered-rate deposits (money market, interest-earning checking, and savings) reprice at a faster speed in response to changes in interest rates. The second scenario assumes that those deposits reprice at a slower speed.

	September 30, 2011		December 31, 2010
	Fast	Slow	Fast	Slow
Duration of equity [1] :
Base case	-0.6%	-3.9%	-1.2%	-3.1%
Increase interest rates by 200 bps	-1.2%	-3.5%	-1.4%	-3.0%

	Deposit repricing response
	Fast	Slow	Fast	Slow
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bps	6.2%	9.3%	3.1%	6.0%
Decrease interest rates by 200 bps [2]	-2.6%	-2.0%	-2.5%	-2.7%

[1]	The duration of equity is the modified duration reported in percentages.
[2]	In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

During the first nine months of 2011, the duration of equity became shorter compared to December 31, 2010. The reduction in the duration of equity was caused by the fact that demand deposits increased while loans remained practically unchanged. The changes in the income simulation sensitivity can be attributed to the increase of noninterest-bearing deposits as a percentage of total deposits from 33.4% at December 31, 2010 to 36.1% at September 30, 2011, a reduction in the long position we hold in Eurodollar futures, and the termination of certain receive-fixed-rate interest rate swaps. See Note 6 of Notes to Consolidated Financial Statements for more information on the interest rate derivatives portfolio.

Market Risk – Fixed Income

The Company engages in the underwriting and trading of U.S. agency, municipal and corporate securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.

At September 30, 2011, the Company had $50 million of trading assets and $30 million of securities sold, not yet purchased, compared with $49 million and $43 million at December 31, 2010, and $43 million and $42 million at September 30, 2010, respectively.

The Company is exposed to market risk through changes in fair value and OTTI of HTM and AFS securities. The Company is also exposed to market risk for interest rate swaps and Eurodollar futures contracts used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in OCI each quarter. During the third quarter of 2011, the after-tax decrease in OCI attributable to AFS securities was $81.9 million, and the decrease attributable to interest rate swaps was $4.3 million. If any of the AFS or HTM securities become other than temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” for additional information on OTTI.

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

Consolidated cash and interest-bearing deposits held by the Parent and its subsidiaries increased to $6.2 billion at September 30, 2011 from $6.0 billion at June 30, 2011 and $5.5 billion at December 31, 2010. The Parent and its subsidiaries also held $706 million of U.S. Treasury securities at September 30, 2011, June 30, 2011, and December 31, 2010.

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

The Parent received common dividends of $18.0 million from one of its bank subsidiaries and preferred dividends totaling approximately $9.8 million from two of its bank subsidiaries during the third quarter of 2011. Also, in October 2011 the Parent received cash of $100 million from another bank subsidiary as a result of the redemption of preferred stock issued to the Parent. The dividends bank subsidiaries can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements. During 2011 all of the Company’s bank subsidiaries have recorded a profit. We expect that this profitability will be sustained and may permit additional payments of dividends by the banks to the Parent, and/or a return of capital to the Parent in the next few quarters. The Company has held the dividend on its common stock to $0.01 per share per quarter in order to conserve both capital and cash at the Parent.

Federal Reserve Board Supervisory Letter SR 09-4, dated February 24, 2009 (as revised March 27, 2009), reiterates and expands previous guidance to bank holding companies regarding the payment of common dividends, preferred dividends, and dividends on more senior capital instruments in times of stress on earnings and capital ratios. On November 17, 2010, the Federal Reserve Board issued a revised temporary addendum to this letter stating that bank holding companies should consult with the Federal Reserve staff before taking any capital actions, including actions that could result in a diminished capital base, such as increasing dividends, implementing common stock repurchase programs, or redeeming or repurchasing capital instruments.

General financial market and economic conditions have adversely impacted the Company’s access to and cost of external financing. However, these adverse impacts have begun to moderate in recent quarters. Access to funding markets for the Parent and subsidiary banks is directly affected by the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first nine months of 2011. One rating agency, Moody’s, rates the Company’s senior debt as B2 or noninvestment grade, while Standard & Poor's, Fitch and DBRS all rate the Company’s senior debt at a low investment grade level. In addition, all four rating agencies rate the Company’s subordinated debt as noninvestment grade. Moody’s and Fitch’s outlooks for

ZIONS BANCORPORATION AND SUBSIDIARIES

the Company are positive and stable, respectively, while Standard & Poor’s and DBRS have a negative outlook for the Company.

During the first nine months of 2011, the primary sources of additional cash to the Parent in the capital markets were (1) $74 million from the issuance of 1-year unsecured senior notes, (2) $50 million from the issuance of 5-year unsecured senior notes, and (3) $25 million from the issuance of new shares of common stock. The Parent had a cash balance of $392 million at September 30, 2011 compared to a cash balance of $450 million at June 30, 2011. In addition, the Parent had $700 million of U.S. Treasury Bills at both September 30, 2011 and June 30, 2011.

The following table presents the Parent’s balance sheet at September 30, 2011, December 31, 2010, and September 30, 2010:

Parent Only Condensed Balance Sheets

(In thousands)	September 30, 2011	December 31, 2010	September 30, 2010

ASSETS
Cash and due from banks	$2,010	$1,848	$1,950
Interest-bearing deposits	389,972	547,665	1,206,647
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $7,761, $4,056 and $3,502)	15,163	3,593	3,690
Available-for-sale, at fair value	1,039,863	1,146,797	465,751
Loans, net of unearned fees of $0, $0 and $0 and allowance for loan losses of $25, $71 and $58	1,503	2,852	2,865
Other noninterest-bearing investments	49,090	55,560	53,068
Investments in subsidiaries:
Commercial banks and bank holding company	7,080,508	6,739,699	6,722,326
Other operating companies	51,651	70,272	71,067
Nonoperating – ZMFU II, Inc. [1]	92,988	93,003	92,881
Receivables from subsidiaries:
Other	6,615	1,150	1,400
Other assets	268,411	253,773	165,978

	$8,997,774	$8,916,212	$8,787,623

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$102,140	$182,094	$203,505
Commercial paper:
Due to affiliates	45,991	45,991	45,985
Due to others	3,164	2,647	29,142
Other short-term borrowings:
Due to affiliates	108,870	72,204	–
Due to others	118,773	160,604	204,252
Subordinated debt to affiliated trusts	309,278	309,278	309,278
Long-term debt:
Due to affiliates	51,912	110,208	117,851
Due to others	1,336,880	1,384,907	1,382,178

Total liabilities	2,077,008	2,267,933	2,292,191

Shareholders’ equity:
Preferred stock	2,354,523	2,056,672	1,875,463
Common stock	4,160,697	4,163,619	4,070,963
Retained earnings	994,380	889,284	1,001,559
Accumulated other comprehensive income (loss)	(588,834)	(461,296)	(452,553)

Total shareholders’ equity	6,920,766	6,648,279	6,495,432

	$8,997,774	$8,916,212	$8,787,623

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

ZIONS BANCORPORATION AND SUBSIDIARIES

Interest-bearing deposits at September 30, 2011 include $184 million pledged to certain subsidiary banks for intercompany borrowings.

During the first nine months of 2011 and 2010, the Parent’s operating expenses included cash payments for interest of approximately $104 million and $116 million, respectively. Additionally, the Parent paid approximately $115 million and $75 million of dividends on preferred and common stock, respectively, for the same applicable periods.

Repayments of short-term borrowings by the Parent exceeded new issuances, which resulted net cash outflows of $41 million during the first nine months of 2011.

At September 30, 2011, maturities of the Company’s long-term senior and subordinated debt ranged from June 2012 to August 2016.

Subsidiary Bank Liquidity: The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At September 30, 2011, these core deposits, excluding brokered deposits, in aggregate, constituted 94.9% of consolidated deposits, compared with 94.4% of consolidated deposits at June 30, 2011 and 93.0% at September 30, 2010. On a consolidated basis, the Company’s gross loan to total deposit ratio as of September 30, 2011 is historically low at 89.1%, another measure of strong bank liquidity.

Noninterest-bearing deposits and total deposits increased during the third quarter of 2011 by $436 million and $172 million, respectively. Savings and NOW and foreign deposits also increased during the third quarter of 2011, but were offset by larger decreases in money market, time under $100,000 and time over $100,000 deposits. For the first nine months of 2011, noninterest-bearing deposits increased by $1,258 million while total deposits increased by only $428 million, as all other deposit categories, except savings and NOW, decreased.

Although the increase in noninterest-bearing deposits generated excess funding, it was created primarily through increased balances in long-term core relationship accounts that we want to maintain. We expect that noninterest-bearing deposits will continue to remain at a high level, and may even continue to increase through 2012, while the FDIC provides unlimited insurance coverage for noninterest-bearing transaction accounts and yields on other low risk investments remain at historical lows. On November 9, 2010 the FDIC issued a final rule providing temporary unlimited insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions, effective December 31, 2010 through December 31, 2012. Also, On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act made permanent the maximum deposit insurance amount of $250,000.

The FHLB system has, from time to time, been a significant source of funding and back-up liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. At September 30, 2011, the amount available for additional FHLB and Federal Reserve borrowings was approximately $12.9 billion. At September 30, 2011 and June 30, 2011 the Company had de minimus amounts of long-term borrowings outstanding with the FHLB-approximately $24 million and $20 million, respectively.

While not considered a primary source of funding, the Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is being taken. For the first nine months of

ZIONS BANCORPORATION AND SUBSIDIARIES

2011, investment securities activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $81 million.

Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the first nine months of 2011 resulted in a net cash outflow of $634 million.

During the first nine months of 2011 the Company paid a net $0.4 million of income taxes, whereas the Company received net cash income tax refunds of $325 million during the first nine months of 2010. The majority of the income tax refunds were for the benefit of our subsidiary banks and the remainder for the benefit of the Parent.

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

Note 7 of the Notes to Consolidated Financial Statements discusses the Company’s debt and equity transactions during the first nine months of 2011.

Total controlling interest shareholders’ equity at September 30, 2011 was $6,920.8 million compared to $6,648.3 million at December 31, 2010, and $6,495.4 million at September 30, 2010. The increase in total controlling interest shareholders’ equity from December 31, 2010 is primarily due to $241.2 million of subordinated debt converting into preferred stock, $234.8 million of net income applicable to controlling interest, and $25.0 million from the issuance of common stock partially offset by $126.8 million of unrealized losses on investment securities and derivative instruments recorded in other comprehensive income and $115.2 million of dividends paid on preferred and common stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

The net increase in unrealized losses on securities and derivatives recognized in other comprehensive income was $86.2 million during the third quarter of 2011, compared to $4.7 million during the second quarter of 2011. The increased unrealized losses resulted from the effects of recent higher levels of volatility and increased credit spreads in fixed income securities markets, due in part to the uncertainty of the resolution of the European debt situation.

Conversions of convertible subordinated debt into preferred stock have augmented the Company’s capital position and reduced future refinancing needs. From the original modification in June 2009 through September 30, 2011, $648 million of debt has been extinguished and $756 million of preferred capital has been added. The following schedule shows the effect the conversions had on Tier 1 capital and outstanding convertible subordinated debt between the third quarter of 2010 and the third quarter of 2011:

	Three Months Ended
(In millions)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Preferred equity
Convertible subordinated debt converted to preferred stock	$16,834	$138,469	$85,849	$151,034	$54,259
Beneficial conversion feature reclassified from common to preferred stock	2,863	23,139	14,605	24,991	9,231

Change in preferred equity	19,697	161,608	100,454	176,025	63,490

Common equity
Accelerated convertible subordinated debt amortization, net of tax	(6,095)	(50,037)	(33,322)	(59,887)	(22,322)
Beneficial conversion feature reclassified from common to preferred stock	(2,863)	(23,139)	(14,605)	(24,991)	(9,231)

Change in common equity	(8,958)	(73,176)	(47,927)	(84,878)	(31,553)

Net impact on Tier 1 capital	$10,739	$88,432	$52,527	$91,147	$31,937

Convertible subordinated debt outstanding	$562,322	$579,156	$717,625	$803,474	$954,509

Additionally, on October 19, 2011, the Company filed a Form 8-K disclosing that as of October 18, 2011, holders of convertible subordinated notes elected to convert approximately $15.0 million principal amount of these notes into the Company’s preferred stock. The Company expects an additional 14,957 shares of Series C preferred stock will be issued on November 16, 2011, unless the elections are revoked prior to that date. Also, $2.5 million of the original beneficial conversion feature will be reclassified into preferred stock from common stock as a result of this conversion. The expected pretax accelerated discount amortization attributable to the conversions is approximately $5.8 million in the fourth quarter of 2011, which compares to $7.5 million in the third quarter of 2011.

The Company paid $5.5 million in dividends on common stock during the first nine months of 2011. The dividends paid per share of $0.01 during the third quarter of 2011 were unchanged from the rate paid since the third quarter of 2009. Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury. The Company does not expect to increase its common dividend until sometime after all of its TARP CPP preferred stock has been repaid.

The Company recorded preferred stock dividends of $125.8 million and $84.8 million during the first nine months of 2011 and 2010, respectively. Preferred dividends for the first nine months of 2011 and 2010

ZIONS BANCORPORATION AND SUBSIDIARIES

include $68.6 million and $67.5 million, respectively, related to the TARP preferred stock issued to the U.S. Department of the Treasury, consisting of cash payments of $52.5 million in both the first nine months of 2011 and 2010 and accretion of $16.1 million and $15.0 million in the first nine months of 2011 and 2010, respectively, for the difference between the fair value and par amount of the TARP preferred stock when issued.

Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of September 30, 2011, the Company’s capital ratios were as follows:

CAPITAL RATIOS

	September 30, 2011	December 31, 2010	September 30, 2010

Tangible common equity ratio	6.90%	6.99%	7.03%
Tangible equity ratio	11.56%	11.10%	10.78%
Average equity to average assets (three months ended)	13.51%	12.80%	12.40%

Risk-based capital ratios:
Tier 1 common to risk-weighted assets	9.53%	8.95%	8.66%
Tier 1 leverage	13.48%	12.56%	12.00%
Tier 1 risk-based capital	16.10%	14.78%	13.97%
Total risk-based capital	18.12%	17.15%	16.54%

The Company expects that it (and the banking industry as a whole) will be required by market forces and/or regulation, including new standards (“Basel III”) promulgated in December 2010 and revised in June 2011 by the Basel Committee on Banking Supervision, to operate with higher capital ratios than in the past. In addition, the CPP capital preferred dividend is scheduled to increase from 5% to 9% in the fourth quarter of 2013, making it more expensive as a source of capital if not redeemed at or prior to that time. Thus, in addition to maintaining higher levels of capital, the Company’s capital structure may continue to be subject to greater variation over the next few years than has been true historically, due to the still highly uncertain economic and regulatory environments. Therefore, during the first nine months of 2011 we have continued our efforts to preserve and augment capital in response to these uncertainties and in preparation for the eventual repayment of TARP CPP preferred stock, rather than return more capital to shareholders in the form of higher dividends or share repurchases.

At September 30, 2011, regulatory Tier 1 risk-based capital and total risk-based capital were $6,871 million and $7,733 million compared to $6,350 million and $7,364 million at December 31, 2010, and $6,109 million and $7,230 million at September 30, 2010, respectively.

GAAP to NON-GAAP RECONCILIATIONS

1. Tier 1 common equity

Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. Regulators have begun supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. The Tier 1 common equity ratio is the core capital component of the Basel III standards, and we believe that it increasingly is becoming a key ratio considered by regulators, investors and analysts. There is a difference between this ratio calculated using Basel I definitions of Tier 1

ZIONS BANCORPORATION AND SUBSIDIARIES

common equity capital and those definitions using Basel III rules when fully phased in (which have not yet been formalized in regulation). The Tier 1 common risk-based capital ratios in the Capital Ratios table presented previously use the current Basel I definitions for determining the numerator. Because Tier 1 common equity is not formally defined by generally accepted accounting principles (“GAAP”) or codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure and other entities may calculate them differently than the Company’s disclosed calculations. Since banking regulators, investors and analysts may assess the Company’s capital adequacy using Tier 1 common equity, we believe that it is useful to provide them the ability to assess the Company’s capital adequacy on this same basis.

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

The schedule below provides a reconciliation of controlling interest shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) using current U.S. regulatory treatment and not proposed Basel III calculations:

TIER 1 COMMON EQUITY (NON-GAAP)

(Amounts in millions)	September 30, 2011	December 31, 2010	September 30, 2010

Controlling interest shareholders’ equity (GAAP)	$6,921	$6,648	$6,495
Accumulated other comprehensive loss	589	461	453
Nonqualifying goodwill and intangibles	(1,088)	(1,103)	(1,109)
Disallowed deferred tax assets	–	(106)	(179)
Other regulatory adjustments	1	2	1
Qualifying trust preferred securities	448	448	448

Tier 1 capital (regulatory)	6,871	6,350	6,109
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(2,355)	(2,057)	(1,876)

Tier 1 common equity (non-GAAP)	$4,068	$3,845	$3,785

Risk-weighted assets (regulatory)	$42,680	$42,950	$43,719
Tier 1 common to risk-weighted assets (non-GAAP)	9.53%	8.95%	8.66%

2. Core net interest margin

This Form 10-Q presents a “core net interest margin” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt; (2) accelerated discount amortization on convertible subordinated debt which has been converted; and (3) additional accretion of interest income on acquired loans based on increased projected cash flows.

The schedule below provides a reconciliation of net interest margin (GAAP) to core net interest margin (non-GAAP):

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended
	September 30, 2011	September 30, 2010

Net interest margin as reported (GAAP)	3.99%	3.84%
Addback for the impact on net interest margin of:
Discount amortization on convertible subordinated debt	0.09%	0.12%
Accelerated discount amortization on convertible subordinated debt	0.06%	0.23%
Additional accretion of interest income on acquired loans	-0.17%	-0.16%

Core net interest margin (non-GAAP)	3.97%	4.03%

3. Income (loss) before income taxes and subordinated debt conversions

This Form 10-Q presents “income (loss) before income taxes and subordinated debt conversions” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt and (2) accelerated discount amortization on convertible subordinated debt which has been converted.

The schedule on page 62 provides a reconciliation of income (loss) before income taxes (GAAP) to income (loss) before income taxes and subordinated debt conversions (non-GAAP).

4. Total shareholders’ equity to tangible equity and tangible common equity

This Form 10-Q presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock and noncontrolling interests for tangible common equity.

The following schedule provides a reconciliation of total shareholders’ equity (GAAP) to both tangible equity (non-GAAP) and tangible common equity (non-GAAP):

TANGIBLE EQUITY (NON-GAAP) AND

TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	September 30, 2011	December 31, 2010	September 30, 2010

Total shareholders’ equity (GAAP)	$6,919	$6,647	$6,494
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(72)	(88)	(94)

Tangible equity (non-GAAP) (a)	5,832	5,544	5,385
Preferred stock	(2,355)	(2,057)	(1,875)
Noncontrolling interests	2	1	1

Tangible common equity (non-GAAP) (b)	$3,479	$3,488	$3,511

Total assets (GAAP)	$51,531	$51,035	$51,048
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(72)	(88)	(94)

Tangible assets (non-GAAP) (c)	$50,444	$49,932	$49,939

Tangible equity ratio (a/c)	11.56%	11.10%	10.78%
Tangible common equity ratio (b/c)	6.90%	6.99%	7.03%
For items 2, 3 and 4, the identified adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are included where applicable in financial results or in the balance sheet

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Offer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Offer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011. There were no material changes in the Company’s internal control over financial reporting during the first nine months of 2011.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

Other than discussed subsequently, the Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s 2010 Annual Report on Form 10-K; however, this filing contains updated disclosures related to significant risk factors discussed in “Investment Securities Portfolio,” “Exposure to State and Local Governments,” “European Exposure,” “Credit Risk Management,” “Market Risk – Fixed Income,” and “Liquidity Risk Management.”

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

Our information systems may experience an interruption or security breach.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the third quarter of 2011:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

July	839	$24.39	–	$–
August	6,786	17.48	–	–
September	510	16.26	–	–

Third quarter	8,135	18.12	–

[1]

Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock under the “withholding shares” provision of an employee share-based compensation plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.1 of Form 8-K filed December 7, 2006.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 1, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 3, 2010.	*

3.12	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 14, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 15, 2010.	*

3.13	Restated Bylaws of Zions Bancorporation dated November 8, 2011 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2011, December 31, 2010, and September 30, 2010, (ii) the Consolidated Statements of Income for the three months ended September 30, 2011 and September 30, 2010 and the nine months ended September 30, 2011 and September 30, 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2011 and September 30, 2010, (iv) the Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and September 30, 2010 and the nine months ended September 30, 2011 and September 30, 2010, and (v) the Notes to the Consolidated Financial Statements (furnished herewith).

*	Incorporated by reference

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

Date: November 9, 2011