Form 10-K
period 2011-12-31
ZIONS BANCORPORATION /UT/
filed 2012-02-29
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

COMMISSION FILE NUMBER 001-12307

ZIONS BANCORPORATION

(Exact name of Registrant as specified in its charter)

UTAH	87-0227400
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification Number)
One South Main, 15th Floor Salt Lake City, Utah	84133
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 524-4787

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Guarantee related to 8.00% Capital Securities of Zions Capital Trust B	New York Stock Exchange
Convertible 6% Subordinated Notes due September 15, 2015	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series C 9.5% Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series E Fixed-Rate Resettable Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Warrants to Purchase Common Stock of Zions Bancorporation	The NASDAQ Stock Market LLC
Common Stock, without par value	The NASDAQ Stock Market LLC

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

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2011	$2,897,160,603
Number of Common Shares Outstanding at February 15, 2012	184,150,142 shares

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

•

changes in local, national and international political and economic conditions, including without limitation the political and economic effects of the recent economic crisis, delay of recovery from that crisis, economic conditions and fiscal imbalances in the United States and other countries, potential or actual downgrades in rating of sovereign debt issued by the United States and other countries, and other major developments, including wars, military actions, and terrorist attacks;

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

•

changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the OCC, the Board of Governors of the Federal Reserve Board System, and the FDIC;

•

the Company’s participation in and exit from governmental programs implemented under the EESA and the ARRA, including the TARP and CPP, and the impact of such programs and related regulations on the Company;

•

the impact of executive compensation rules under the Dodd-Frank Act, the EESA and the ARRA, which may impact the ability of the Company and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•

the impact of the Dodd-Frank Act and of new international standards known as Basel III, and rules and regulations thereunder, many of which have not yet been promulgated, on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which we engage in such activities, the fees we may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;

•	continuing consolidation in the financial services industry;

•	new legal claims against the Company, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	inflation and deflation;

•	technological changes and the Company’s implementation of new technologies;

•	the Company’s ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and

•	increased costs of deposit insurance and changes with respect to FDIC insurance coverage levels.

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

GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security
ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset/Liability Committee
ALLL	Allowance for Loan and Lease Losses
Amegy	Amegy Corporation
AOCI	Accumulated Other Comprehensive Income
ARRA	American Recovery and Reinvestment Act
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine

BCBS	Basel Committee on Banking Supervision
BHC	Bank Holding Company Act of 1956
bps	basis points
BSA	Bank Secrecy Act
CB&T	California Bank & Trust
CDO	Collateralized Debt Obligation
CDR	Constant Default Rate
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CLTV	Combined Loan-to-Value Ratio
CMC	Capital Management Committee
Contango	Contango Capital Advisors, Inc.

COSO	Committee of Sponsoring Organizations of the Treadway Commission
CPP	Capital Purchase Program
CPR	Constant Prepayment Rate
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DB	Deutsche Bank AG
DBRS	Dominion Bond Rating Service
DIF	Deposit Insurance Fund
DTA	Deferred Tax Asset
DTL	Deferred Tax Liability
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EESA	Emergency Economic Stabilization Act
EFTA	Electronic Fund Transfer Act
ERISA	Employee Retirement Income Security Act of 1974
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation, or “Freddie Mac”
FICO	Fair Isaac Corporation
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association, or “Fannie Mae”
FRB	Federal Reserve Board
FSOC	Financial Stability Oversight Council
FTE	Full-Time Equivalent
GAAP	Generally Accepted Accounting Principles
GDP	Gross Domestic Product
GLB	Gramm-Leach-Bliley Act of 1999
HECL	Home Equity Credit Line
HMO	Health Maintenance Organization
HTM	Held-to-Maturity
IA	Indemnification Asset
IFRS	International Financial Reporting Standards
ISDA	International Swap Dealer Association

LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
Lockhart	Lockhart Funding LLC
MD&A	Management’s Discussion and Analysis
NASDAQ	NASDAQ Stock Market LLC
NBA	National Bank of Arizona
NIM	Net Interest Margin
NOW	Negotiable Order of Withdrawal
NRSRO	Nationally Recognized Statistical Rating Organization
NSB	Nevada State Bank
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTC	Over-the-Counter
OTTI	Other-Than-Temporary-Impairment
Parent	Zions Bancorporation
PCAOB	Public Company Accounting Oversight Board
PD	Probability of Default
PIK	Payment in Kind
QSPE	Qualifying Special-Purpose Entity
REIT	Real Estate Investment Trust
RMBS	Residential Mortgage Backed Securities
RSU	Restricted Stock Unit
RULC	Reserve for Unfunded Lending Commitments
S&P	Standard and Poor’s
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SIFI	Systemically Important Financial Institution
SSU	Salary Stock Unit
TARP	Troubled Asset Relief Program
TCBO	The Commerce Bank of Oregon
TCBW	The Commerce Bank of Washington
TDR	Troubled Debt Restructuring
TRS	Total Return Swap
Vectra	Vectra Bank Colorado
VIE	Variable Interest Entity
WNTC	Western National Trust Company
ZCTB	Zions Capital Trust B
Zions Bank	Zions First National Bank
ZMSC	Zions Management Services Company

ITEM 1.	BUSINESS

DESCRIPTION OF BUSINESS

Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the BHC Act, as amended. The Parent and its subsidiaries (collectively “the Company”) own and operate eight commercial banks with a total of 486 domestic branches at year-end 2011. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, Washington, and Oregon. Full-time equivalent employees totaled 10,606 at year-end 2011. For further information about the Company’s industry segments, see “Business Segment Results” on page 47 in MD&A and Note 22 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Operations” on page 46 in MD&A. The “Executive Summary” on page 23 in MD&A provides further information about the Company.

PRODUCTS AND SERVICES

The Company focuses on providing community banking services by continuously strengthening its core business lines of 1) small and medium-sized business and corporate banking; 2) commercial and residential development, construction and term lending; 3) retail banking; 4) treasury cash management and related products and services; 5) residential mortgage; 6) trust and wealth management; and 7) investment activities. It operates eight different banks in ten Western and Southwestern states with each bank operating under a different name and each having its own board of directors, chief executive officer, and management team. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. They also provide a wide range of personal banking services to individuals, including home mortgages, bankcard, other installment loans, home equity lines of credit, checking accounts, savings accounts, time certificates of deposits of various types and maturities, trust services, safe deposit facilities, direct deposit, and 24-hour ATM access. In addition, certain banking subsidiaries provide services to key market segments through their Women’s Financial, Private Client Services, and Executive Banking Groups. We also offer wealth management services through various subsidiaries, including Contango and Western National Trust Company, and online and traditional brokerage services through Zions Direct and Amegy Investments.

In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance, and is a leader in SBA lending. Through its eight banking subsidiaries, the Company provides SBA 7(a) loans to small businesses throughout the United States and is also one of the largest providers of SBA 504 financing in the nation. The Company owns an equity interest in Farmer Mac and is one of the nation’s top originators of secondary market agricultural real estate mortgage loans through Farmer Mac. The Company is a leader in municipal finance advisory and underwriting services.

COMPETITION

The Company operates in a highly competitive environment. The Company’s most direct competition for loans and deposits comes from other commercial banks, credit unions, and thrifts, including institutions that do not have a physical presence in our market footprint but solicit via the Internet and other means. In addition, the Company competes with finance companies, mutual funds, brokerage firms, securities dealers, investment banking companies, and a variety of other types of companies. Many of these companies have fewer regulatory constraints and some have lower cost structures or tax burdens.

The primary factors in competing for business include pricing, convenience of office locations and other delivery methods, range of products offered, and the level of service delivered. The Company must compete effectively along all of these parameters to remain successful.

SUPERVISION AND REGULATION

The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to improve the stability of banking and financial companies and to protect the interests of customers, including depositors. These regulations are not, however, generally intended to protect the interests of our shareholders or creditors. Described below are the material elements of selected laws and regulations applicable to the Company. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulations, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Company.

The Parent is a bank holding company and a financial holding company as provided by the GLB Act. The BHC Act and other federal statutes, as modified by the GLB Act and the Dodd-Frank Act, provide the regulatory framework for bank holding companies and financial holding companies which have as their umbrella regulator the FRB. The functional regulation of the separately regulated subsidiaries of a bank holding company is conducted by each subsidiary’s primary functional regulator and the laws and regulations administered by those regulators. The GLB Act allows our bank subsidiaries to engage in certain financial activities through financial subsidiaries. To qualify for and maintain status as a financial holding company, or to do business through a financial subsidiary, the Parent and its subsidiary banks must satisfy certain ongoing criteria. The Company currently engages in only limited activities for which financial holding company status is required.

The Parent’s subsidiary banks and WNTC are subject to the provisions of the National Bank Act or other statutes governing national banks and the banking laws of their various states, as well as the rules and regulations of the OCC, the FRB and the FDIC. They are also under the supervision of, and are continually subject to periodic examination and supervision by, the OCC or their respective state banking departments, the FRB, and the FDIC. Many of our nonbank subsidiaries are also subject to regulation by the FRB and other federal and state agencies. These bank regulatory agencies may exert considerable influence over our activities through their supervisory and examination role. Our brokerage and investment advisory subsidiaries are regulated by the SEC, FINRA and/or state securities regulators.

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

The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of our capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation, requiring banks to pay increased fees to regulatory agencies, and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector. Among other things affecting capital standards, the Dodd-Frank Act provides that:

•	the requirements applicable to large bank holding companies (those with consolidated assets of greater than $50 billion) be more stringent than those applicable to other financial companies;

•	standards applicable to bank holding companies be no less stringent than those applied to insured depository institutions; and

•	bank regulatory agencies implement countercyclical elements in their capital requirements.

These provisions will require us to maintain greater levels of capital and liquid assets and will limit the forms of capital that we will be able to rely upon for regulatory purposes. For example, provisions of the Dodd-

Frank Act require us to deduct all trust preferred securities from our Tier 1 capital over a three-year phase-in period beginning January 1, 2013. In addition, in their supervisory role with respect to our stress testing and capital planning, the bank regulatory agencies may effectively regulate certain of our capital-related actions, such as dividends and stock repurchases.

The Dodd-Frank Act’s provisions and related regulations also affect the fees we must pay to regulatory agencies and pricing of certain products and services, including the following:

•

The assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits. This generally increased the insurance fees of larger banks, but had relatively less impact on the Company;

•	The federal prohibition on the payment of interest on business transaction accounts was repealed effective December 31, 2010; and

•

Effective October 1, 2011, the FRB enacted regulations to limit interchange fees charged for debit card transactions to no more than 21 cents per transaction and 5 basis points multiplied by the value of the transaction, which is slightly less than half the generally prevailing fee prior to the regulation.

The Dodd-Frank Act also created the CFPB, which is responsible for promulgating regulations designed to protect consumers’ financial interests and examining financial institutions for compliance with, and enforcing, those regulations. The Dodd-Frank Act adds prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. The CFPB was recently established and its impact on our subsidiary banks remains uncertain. The Dodd-Frank Act subjected national banks to further regulation by restricting the preemption of state laws by federal laws, which enabled national banks and their subsidiaries to comply with federal regulatory requirements without complying with various state laws. In addition, the Act gives greater power to state attorneys general to pursue legal actions against banking organizations for violations of federal law.

The Dodd-Frank Act contains numerous provisions that limit or place significant burdens and costs on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds. For the affected activities, these provisions may result in increased compliance and other costs, increased legal risk and decreased scope of product offerings.

In October 2011 and January 2012, federal regulators published for comment proposed regulations to implement the so-called “Volcker Rule” of the Dodd-Frank Act, which would significantly restrict certain activities by covered bank holding companies, including restrictions on proprietary trading and private equity investing. The public comment period on these proposed regulations has ended, but a final rule has not yet been published.

The Company and other companies subject to the Dodd-Frank Act is being subjected to a number of requirements regarding the time, manner and form of compensation given to its key executives and other personnel receiving incentive compensation, which are being imposed through the supervisory process as well as published guidance and proposed rules. These requirements generally implement the compensation restrictions imposed by the Dodd-Frank Act and include documentation and governance, deferral, and claw-back requirements.

As discussed further throughout this section, many aspects of Dodd-Frank are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company or the industry. More than half of the total regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form.

Individually and collectively, these proposed regulations resulting from the Dodd-Frank Act may materially adversely affect the Company’s business, financial condition, and results of operations.

Capital Standards – Basel Framework

The FRB has established capital guidelines for financial holding companies. The OCC, the FDIC, and the FRB have also issued regulations establishing capital requirements for banks. These bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the BCBS. The BCBS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply.

In 2004, the BCBS proposed a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk—an advanced internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

In December 2007, U.S. banking regulators published the final rule for Basel II implementation, requiring banks with over $250 billion in consolidated total assets or on-balance sheet foreign exposure of $10 billion (core banks) to adopt the advanced approaches of Basel II while allowing other banks to elect to “opt in.” The Parent is not required to comply with Basel II. In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework which would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk and related disclosure requirements. A definitive rule has not been issued.

In December 2010, the BCBS released its final framework for strengthening international capital and liquidity regulation, now officially identified by the BCBS as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The Basel III final capital framework, among other things:

•

introduces as a new capital measure, Common Equity Tier 1 (CET1), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•	when fully phased in on January 1, 2019, requires banks to maintain:

•

as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%);

•

an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; Zions is not subject to this buffer under Basel III, however, some FRB officials have indicated that when U. S. implementing regulations are proposed, they may include an additional buffer of 0% to 1.0% for financial institutions defined as systemically important under the Dodd-Frank Act but not so deemed by the BCBS;

•

a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

•

a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

•

as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•

provides for an additional “countercyclical capital buffer”, generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

The implementation of the Basel III final framework is expected to commence January 1, 2013; however, the FRB has not yet released proposed regulations to implement the Basel III capital framework in the United States. Such proposed regulations are expected in the first half of 2012.

Stress Testing, Prudential Standards, and Early Remediation

In November 2011, the Company was given instructions requiring its participation in the FRB’s 2012 Comprehensive Capital Analysis and Review, which implemented the Dodd-Frank Act requirement that all bank holding companies with assets greater than $50 billion be subject to an annual FRB stress test. The Company timely submitted its Capital Plan, pursuant to this process, on January 9, 2012. In this capital plan, the Company was required to forecast under a variety of economic scenarios for nine quarters ending the fourth quarter of 2013, its estimated regulatory capital ratios under Basel I rules, its Tier 1 common ratio under Basel I rules, the same ratios under Basel III rules, and its GAAP tangible common equity ratio; as noted, implementing regulations that define how many of these ratios are to be calculated by U.S. institutions have not been published for comment or adopted. Under the implementing regulations, a bank holding company may generally pay dividends and repurchase stock only under a capital plan as to which the FRB has not objected.

In December 2011, the FRB published new proposed regulations entitled “Enhanced Prudential Standards and Early Remediation Requirements for Covered Companies,” which if adopted also would apply to all bank holding companies with assets greater than $50 billion. The comment period on these proposed regulations expires March 31, 2012. These proposed regulations would implement many of the proposed aspects of the Basel III capital and liquidity regime and the Dodd-Frank Act stress test requirements (including public disclosure of results), and would specify conditions under which a bank holding company would be placed under enhanced nonpublic or public supervision and restrictions. However, the proposed regulations did not specify how Basel III capital ratio calculations will be defined in the United States. The proposed regulations would also require each covered institution to establish a risk committee of its board of directors that would include a “risk expert”.

Other Regulation

The Company is subject to a wide range of other requirements and restrictions contained in both the laws of the United States and the states in which its banks and other subsidiaries operate. These regulations include but are not limited to the following:

•

Requirements that the Parent serve as a source of strength for its banking subsidiaries. The FRB has had a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its bank subsidiaries and, under appropriate circumstances, to commit resources to support each subsidiary bank. The Dodd-Frank Act codifies this policy as a statutory requirement. In addition, the OCC may order an assessment of the Parent if the capital of one of its national bank subsidiaries were to fall below capital levels required by the regulators.

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

•

Limitations on dividends payable to shareholders. The Parent’s ability to pay dividends on both its common and preferred stock may be subject to regulatory restrictions. See “Liquidity Management Actions” on page 85.

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

•

Safety and soundness requirements. Federal and state laws require that our banks be operated in a safe and sound manner. We are subject to additional safety and soundness standards prescribed in the Federal Deposit Insurance Corporate Improvement Act of 1991, including standards related to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards deemed appropriate by the federal banking agencies. The safety and soundness requirements give bank regulatory agencies significant latitude in their supervisory authority over us.

•

Requirements for approval of acquisitions and activities. Prior approval of the FRB is required under the BHC Act for a financial holding company to acquire or hold more than a 5% voting interest in any bank, to acquire substantially all the assets of a bank or to merge with another financial or bank holding company. The BHC Act also requires approval for certain nonbanking acquisitions and restricts the Company’s nonbanking activities to those that are permitted for financial holding companies or that have been determined by the FRB to be financial in nature, incidental to financial activities, or complementary to a financial activity. Laws and regulations governing national and state-chartered banks contain similar provisions concerning acquisitions and activities.

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

•

Broker-dealer and investment advisory regulations. Certain of our subsidiaries are broker-dealers that engage in securities underwriting and other broker-dealer activities. These companies are registered with the SEC and are members of FINRA. Certain other subsidiaries are registered investment advisers under the Investment Advisers Act of 1940, as amended, and as such are supervised by the SEC. They are also subject to various U.S. federal and state laws and regulations. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws.

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

•

Anti-money laundering regulations. The BSA, Title III of the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), and other federal laws require financial institutions to assist U.S. Government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity.

The Parent is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Parent is subject to NASDAQ listing standards for quoted companies.

The Company is subject to the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

The Board of Directors of the Parent has implemented a comprehensive system of corporate governance practices. This system includes Corporate Governance Guidelines, a Code of Business Conduct and Ethics for Employees, a Directors Code of Conduct, a Related Party Transaction Policy, Stock Ownership and Retention Guidelines, an Excessive and Luxury Expenditure Policy, a Compensation Clawback Policy and charters for the Audit, Risk Oversight, Executive Compensation and Nominating and Corporate Governance Committees. More information on the Company’s corporate governance practices is available on the Company’s website at www.zionsbancorporation.com. (The Company’s website is not part of this Annual Report on Form 10-K.)

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

The Company’s Board of Directors has established a Risk Oversight Committee and an Enterprise Risk Management policy and has appointed an Enterprise Risk Management Committee to oversee and implement the policy. In addition to credit and interest rate risk, the Committee also monitors the following risk areas: market risk, liquidity risk, operational risk, compliance risk, information technology risk, strategic risk, compensation-related risk, and reputation risk.

The following list describes several risk factors which are significant to the Company including but not limited to:

The Company has been and could continue to be negatively affected by adverse economic conditions.

The United States and many other countries recently faced a severe economic crisis, including a major recession. These adverse economic conditions have negatively affected, and are likely to continue for some time to adversely affect, the Company’s assets, including its loans and securities portfolios, capital levels, results of operations, and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. These programs and policies appear to have stabilized in the United States the severe financial crisis that occurred in the second half of 2008, but adverse economic conditions continue to exist in the United States and globally. Concerns about the European Union’s sovereign debt crisis have continued to cause uncertainty for financial markets globally. It is possible economic conditions may again become more severe or that adverse economic conditions may continue for a substantial period of time. In addition, economic uncertainty resulting from possible changes in the ratings of sovereign debt issued by the United States and other nations, and fiscal imbalances in the United States, at federal, state and municipal levels, in the European Union and in other countries, combined with political difficulties in resolving these imbalances, may directly or indirectly adversely impact economic conditions faced by the Company and its customers. Any increase in the severity or duration of adverse economic conditions, including a double-dip recession or delay a full economic recovery, would adversely affect the Company.

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

The regulation of incentive compensation under the Dodd-Frank Act, the EESA and the ARRA may adversely affect our ability to retain our highest performing employees.

The bank regulatory agencies have published guidance and proposed regulations which limit the manner and amount of compensation that banking organizations provide to employees. These regulations and guidance may adversely affect our ability to retain key personnel. In addition, because we have not yet repurchased the

U.S. Treasury’s CPP investment, we remain subject to the strict restrictions on incentive compensation contained in the ARRA. Financial institutions which have repurchased the U.S. Treasury’s CPP investment are relieved of the restrictions imposed by the ARRA. Due to these restrictions, we may not be able to successfully compete with financial institutions that have repurchased the U.S. Treasury’s investment to attract, retain and appropriately incentivize high performing employees. In addition, bank regulatory agencies have published guidance and proposed regulations which limit the manner and amount of compensation that banking organizations provide to employees. If we were to suffer such adverse effects with respect to our employees, our business, financial condition and results of operations could be adversely affected, perhaps materially.

Stress testing and capital management under Dodd-Frank, as well as the terms of the U.S. Treasury’s CPP investment limit our ability to increase dividends, repurchase shares of our stock, and access the capital markets.

Under emerging stress testing and capital management standards being developed by bank regulatory agencies under Dodd-Frank, as well as the terms of the U.S. Treasury’s CPP investment in us, the bank regulatory agencies have additional authority and processes to require us to limit our dividends, repurchases of common stock, and access to capital markets for certain types of capital. Among other things, any increase in quarterly dividends not contemplated in our annual capital plan will require FRB approval. These limitations may adversely impact the Company’s ability to attract nongovernmental capital.

We have been unprofitable in two of the last three years and could potentially be unprofitable in the future, and such lack of profitability could have particular adverse effects on us, such as restricting our ability to pay dividends or requiring a valuation allowance against our deferred tax asset.

We are a holding company that conducts substantially all of its operations through its banking and other subsidiaries. As a result, our ability to make dividend payments on our common stock will depend primarily upon the receipt of dividends and other distributions from our subsidiaries. We and certain of our subsidiaries have been unprofitable during the two of the last three annual reporting periods. During the last three years, the noncash accelerated discount amortization expense caused by subordinated debt holders converting their debt to preferred stock has contributed to our lack of profitability. Future conversions of subordinated debt into preferred stock may continue to hurt our profitability. The ability of the Company and our subsidiary banks to pay dividends is restricted by regulatory requirements, including profitability and the need to maintain required levels of capital. Lack of profitability exposes us to the risk that regulators could restrict the ability of our subsidiary banks to pay dividends and our ability to declare and pay dividends on our common stock, preferred stock or trust preferred securities. It also increases the risk that the Company may have to establish a “valuation allowance” against its net DTA. Some of the Company’s subsidiary banks have disallowed a portion of their DTA for regulatory capital purposes.

The Dodd-Frank Act imposes significant new limitations on our business activities and subjects us to increased regulation and additional costs.

The Dodd-Frank Act has material implications for the Company and the entire financial services industry. The Act places significant additional regulatory oversight and requirements on financial institutions, including the Company, with more than $50 billion of assets. In addition, among other things, the Act will or potentially could:

•

Affect the levels of capital and liquidity with which the Company must operate and how it plans capital and liquidity levels (including a phased-in elimination of the Company’s existing trust preferred securities as Tier 1 capital);

•	Subject the Company to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	Impact the Company’s ability to invest in certain types of entities or engage in certain activities;

•	Impact a number of the Company’s business and risk management strategies;

•	Regulate the pricing of certain of our products and services and restrict the revenue that the Company generates from certain businesses;

•	Subject the Company to new capital planning actions, including stress testing or similar actions and timing expectations for capital-raising;

•	Subject the Company to the Consumer Financial Protection Bureau, with very broad rule-making and enforcement authorities;

•	Grant authority to state agencies to enforce state and federal laws against national banks;

•	Subject the Company to new and different litigation and regulatory enforcement risks; and

•	Limit the amount and manner of compensation paid to executive officers and employees generally.

Because the responsible agencies are still in the process of proposing and finalizing regulations required under Dodd-Frank, the full impact of this legislation on the Company, its business strategies, and financial performance cannot be known at this time, and may not be known for some time. Individually and collectively, these proposed regulations resulting from the Dodd-Frank Act may materially adversely affect the Company’s business, financial condition, and results of operations.

U.S. regulatory agencies, in response to the adoption of Basel III and Title I of the Dodd-Frank Act, will require us to raise our capital and liquidity to levels that may exceed those that the market considers to be optimal.

Basel III was adopted in December 2010 by the BCBS and provides an international framework for the establishment of bank capital standards. Title I of the Dodd-Frank Act requires that banking organizations of our size undergo regular stress testing of their capital, assets and profitability and authorizes bank regulatory agencies to promulgate new capital and liquidity standards. New capital and liquidity requirements are being developed by U.S. regulatory agencies in response to Basel III and Dodd-Frank which are higher than previous levels. Maintaining higher capital and liquidity levels may reduce our profitability and performance measures.

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

Several financial institutions that also participated in the CPP have repurchased their TARP preferred stock. There can be no assurance as to the timing or manner in which the Company may repurchase its Series D Preferred Stock from the U.S. Treasury. Our customers, employees and counterparties in our current and future business relationships could draw negative implications regarding the strength of the Company as a financial institution based on our continued participation in the CPP. Any such negative perceptions could impair our ability to effectively compete with other financial institutions for business or to retain high performing employees. If this were to occur, our business, financial condition, and results of operations may be adversely affected.

Credit quality has adversely affected us and may continue to adversely affect us.

Credit risk is one of our most significant risks. Although most credit quality indicators continued to improve during 2011, the Company’s credit quality may continue to show weakness in some loan types and markets in which the Company operates in 2012 as the economic recovery progresses.

Failure to effectively manage our credit concentration or counterparty risk could adversely affect us.

Increases in concentration or counterparty risk could adversely affect the Company. Concentration risk across our loan and investment portfolios could pose significant additional credit risk to the Company due to exposures which perform in a similar fashion. The management of concentration risk is centralized and overseen by the Corporate Concentration Risk Committee, which routinely analyzes aggregate exposure, industries, and correlations. Counterparty risk could also pose additional credit risk, but it is routinely monitored and analyzed.

Weakness in the economy and in the real estate market, including specific weakness within the markets where our subsidiary banks do business and within certain of our loan products, has adversely affected us and may continue to adversely affect us.

Credit exposure is one of our most significant risks. The Company’s level of problem credits remained relatively high as of December 31, 2011. The deterioration in credit quality that started in the latter half of 2007 has most significantly affected the construction and land development segment of our portfolio. Although virtually all of our markets and lending segments have been adversely affected by the economic recession, the distress has been mostly concentrated in construction and land development loans in the Southwest states (generally, Arizona, California, and Nevada), which markets have been particularly adversely affected by job losses, declines in residential and commercial sale volumes and real estate values, and declines in new construction activity.

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

Failure to effectively manage our interest rate risk, and prolonged periods of low interest rates, could adversely affect us.

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

The FRB has stated its expectations that short-term interest rates may remain low through late 2014. Such a scenario may continue to create or exacerbate margin compression for us as a result of repricing of longer-term loans.

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

Each of our subsidiary banks must remain well-capitalized and meet certain other requirements for us to retain our status as a financial holding company. Failure to comply with those requirements could result in a loss of our financial holding company status if such conditions are not corrected within 180 days or such longer period as may be permitted by the FRB, although we do not believe that the loss of such status would have an appreciable effect on our operations or financial results. In addition, failure by our bank subsidiaries to meet applicable capital guidelines or to satisfy certain other regulatory requirements can result in certain activity restrictions or a variety of enforcement remedies available to the federal regulatory authorities that include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

Funding availability continued to improve during 2011. However, because liquidity stresses are often a consequence of the occurrence of other risks, they will continue to be a risk factor in 2012 and beyond for the Company, the Parent and its affiliate banks.

The quality and liquidity of our asset-backed investment securities portfolio has adversely affected us and may continue to adversely affect us.

The Company’s asset-backed investment securities portfolio includes CDOs collateralized by trust preferred securities issued by bank holding companies, insurance companies, and REITs that may have some exposure to construction loan, commercial real estate, and the subprime markets and/or to other categories of distressed assets. In addition, asset-backed securities also include structured asset-backed CDOs (also known as diversified structured finance CDOs) which have exposure to subprime and home equity mortgage securitizations. Factors beyond the Company’s control can significantly influence the fair value and impairment status of these securities. These factors include, but are not limited to, defaults, deferrals, and restructurings by debt issuers, rating agency downgrades of securities, lack of market pricing of securities, or the return of market pricing that varies from the Company’s current model valuations, and changes in prepayment rates and future interest rates. See “Investment Securities Portfolio” on page 52 for further details.

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

The Company is exposed to accounting, financial reporting, and regulatory/compliance risk. The level of regulatory/compliance oversight has been heightened in recent periods as a result of rapid changes in regulations that affect financial institutions. The administration of some of these regulations and related changes has required the Company to comply before their formal adoption.

The Company provides to its customers, and uses for its own capital, funding, and risk management needs, a number of complex financial products and services. Estimates, judgments, and interpretations of complex and changing accounting and regulatory policies are required in order to provide and account for these products and services. Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and conditions. Identification, interpretation and implementation of complex and changing accounting standards as well as compliance with regulatory requirements, therefore pose an ongoing risk.

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

At December 31, 2011, the Company operated 486 domestic branches, of which 284 are owned and 202 are leased. The Company also leases its headquarters offices in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For additional information regarding leases and rental payments, see Note 18 of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The information contained in Note 18 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ on February 15, 2012 was $18.51 per share.

The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on NASDAQ.

	2011		2010
	High	Low	High	Low

1st Quarter	$25.60	$22.08	$23.85	$12.88
2nd Quarter	24.92	21.36	30.29	21.22
3rd Quarter	24.71	14.07	24.39	17.91
4th Quarter	18.51	13.18	24.58	18.84

During 2011, the Company issued $25.5 million of new common stock consisting of 1.1 million shares at an average price of $23.89 per share. Net of commissions and fees, the issuances added $25.0 million to common stock. See Note 14 of the Notes to Consolidated Financial Statements for further information regarding equity transactions during 2011.

As of February 15, 2012, there were 5,835 holders of record of the Company’s common stock.

EQUITY CAPITAL AND DIVIDENDS

We have 4,400,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2011, 59,683, 709,103, 1,400,000, and 142,500 of preferred shares series A, C, D and E, respectively, have been issued and are outstanding. In addition, holders of $547 million of the Company’s subordinated debt have the right to convert that debt into either Series A or C preferred stock. In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid quarterly in arrears. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. The series A, C, and E shares are registered with the SEC. The Series D Fixed-Rate Cumulative Perpetual Preferred Stock was issued on November 14, 2008 to the U.S. Department of the Treasury for $1.4 billion in a private placement exempt from registration. See Note 14 of the Notes to Consolidated Financial Statements for further information regarding the Company’s preferred stock.

The frequency and amount of common stock dividends paid during the last two years are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2011	$0.01	$0.01	$0.01	$0.01
2010	0.01	0.01	0.01	0.01

The Company’s Board of Directors approved a dividend of $0.01 per common share payable on February 29, 2012 to shareholders of record on February 23, 2012. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition, and regulatory approvals.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

SHARE REPURCHASES

The following table summarizes the Company’s share repurchases for the fourth quarter of 2011.

Period	Total number of shares repurchased[1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

October	199	$13.68	–	$–
November	251	16.18	–	–
December	8,324	14.67	–	–

Fourth quarter	8,774	14.69	–

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

PERFORMANCE GRAPH

The following stock performance graph compares the five-year cumulative total return of Zions Bancorporation’s common stock with the Standard & Poor’s 500 Index and the KBW Bank Index, both of which include Zions Bancorporation. The KBW Bank Index is a market capitalization-weighted bank stock index developed and published by Keefe, Bruyette & Woods, Inc., a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 24 geographically diverse stocks representing national money center banks and leading regional financial institutions. The stock performance graph is based upon an initial investment of $100 on December 31, 2006 and assumes reinvestment of dividends.

	2006	2007	2008	2009	2010	2011

Zions Bancorporation	100.0	58.0	31.8	16.8	31.8	21.4
KBW Bank Index	100.0	78.2	41.1	40.4	49.8	38.3
S&P 500	100.0	105.5	66.5	84.1	96.7	98.8

ITEM 6.	SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share amounts)	2011/2010 Change	2011	2010	2009	2008	2007

For the Year
Net interest income	+3%	$1,772.5	$1,727.4	$1,897.5	$1,971.6	$1,882.0
Noninterest income	+9%	481.8	440.5	804.1	190.7	412.3
Total revenue	+4%	2,254.3	2,167.9	2,701.6	2,162.3	2,294.3
Provision for loan losses	-91%	74.4	852.1	2,016.9	648.3	152.2
Noninterest expense	-4%	1,658.7	1,718.9	1,671.5	1,475.0	1,404.6
Impairment loss on goodwill	–	–	–	636.2	353.8	–
Income (loss) before income taxes	+229%	521.2	(403.1)	(1,623.0)	(314.8)	737.5
Income taxes (benefit)	+286%	198.5	(106.8)	(401.3)	(43.4)	235.8
Net income (loss)	+209%	322.7	(296.3)	(1,221.7)	(271.4)	501.7
Net income (loss) applicable to noncontrolling interests	+69%	(1.1)	(3.6)	(5.6)	(5.1)	8.0
Net income (loss) applicable to controlling interest	+211%	323.8	(292.7)	(1,216.1)	(266.3)	493.7
Net earnings (loss) applicable to common shareholders	+137%	153.4	(412.5)	(1,234.4)	(290.7)	479.4

Per Common Share
Net earnings (loss) – diluted	+133%	0.83	(2.48)	(9.92)	(2.68)	4.40
Net earnings (loss) – basic	+133%	0.83	(2.48)	(9.92)	(2.68)	4.45
Dividends declared	–	0.04	0.04	0.10	1.61	1.68
Book value[1]	–	25.02	25.12	27.85	42.65	47.17
Market price – end		16.28	24.23	12.83	24.51	46.69
Market price – high[2]		25.60	30.29	25.52	57.05	88.56
Market price – low		13.18	12.88	5.90	17.53	45.70

At Year-End
Assets	+4%	53,149	51,035	51,123	55,093	52,947
Net loans and leases	+1%	37,145	36,747	40,189	41,659	38,880
Deposits	+5%	42,876	40,935	41,841	41,316	36,923
Long-term debt	+1%	1,954	1,943	2,033	2,622	2,591
Shareholders’ equity:
Preferred equity	+16%	2,377	2,057	1,503	1,582	240
Common equity	–	4,608	4,591	4,190	4,920	5,053
Noncontrolling interests	-100%	(2)	(1)	17	27	31

Performance Ratios
Return on average assets		0.63%	(0.57)%	(2.25)%	(0.50)%	1.01%
Return on average common equity		3.32%	(9.26)%	(28.35)%	(5.69)%	9.57%
Net interest margin		3.81%	3.73%	3.94%	4.18%	4.43%

Capital Ratios[1]
Equity to assets		13.14%	13.02%	11.17%	11.85%	10.06%
Tier 1 leverage		13.40%	12.56%	10.38%	9.99%	7.37%
Tier 1 risk-based capital		16.13%	14.78%	10.53%	10.22%	7.57%
Total risk-based capital		18.06%	17.15%	13.28%	14.32%	11.68%
Tangible common equity		6.77%	6.99%	6.12%	5.89%	5.70%
Tangible equity		11.33%	11.10%	9.16%	8.91%	6.23%

Selected Information
Average common and common-equivalent shares (in thousands)		182,605	166,054	124,443	108,908	108,408
Common dividend payout ratio		4.80%	na	na	na	37.82%
Full-time equivalent employees		10,606	10,524	10,529	11,011	10,933
Commercial banking offices		486	495	491	513	508
ATMs		589	601	602	625	627

[1]	At year-end.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY

Company Overview

Zions Bancorporation (“the Parent”) and subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) together comprise a $53 billion financial holding company headquartered in Salt Lake City, Utah. The Company is a “systemically important” financial institution under the Dodd-Frank Act.

•

As of December 31, 2011, the Company was the 19th largest domestic bank holding company in terms of deposits and is included in the S&P 500 and NASDAQ Financial 100 indices. It is the largest independent regional bank in the Western U.S.

•	At December 31, 2011, the Company operated banking businesses through 486 domestic branches in ten Western and Southwestern states.

•	The Company ranked 1st nationally in providing loans to small businesses through the SBA 504 lending program. It ranked 7th nationally in the SBA 7(a) lending program.

•	It has been awarded numerous “Excellence” awards by Greenwich Associates, having received 13 awards for the 2011 survey, while the nation’s largest banks received between three and five such awards.

•	The Company provides public finance, wealth management and brokerage services.

•	Revenues and profits are primarily derived from commercial customers.

Long-Term Strategy

We strive to maintain a local community bank approach for customer-facing elements of our business. We believe that our target customers, consisting largely of small and mid-sized businesses, appreciate local branding, product customization and speedy decision-making by local management. By retaining a significant degree of autonomy in product offerings and pricing, we believe our banks have a sustainable competitive advantage over larger national banks where loan and deposit products are often homogeneous. However, we strive to centralize noncustomer facing operations, such as risk and capital management, technology and operations. By centralizing many of these functions, we believe we can generally achieve greater economies of scale and stronger risk management, and that our portfolio of community banks has superior access to the capital markets, investment portfolio, treasury management, liquidity resources, and technological advances than do smaller independent community banks.

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

•

GDP growth in our footprint has exceeded nominal U.S. GDP by an average of 0.8% per year (compounded) over the last ten years; i.e. from 2001-2010, nominal US GDP grew by 4.0%, while nominal GDP in Zions’ footprint (weighted by assets) grew by 4.8%.

•

Population growth rates in our footprint have exceeded U.S. population growth rates by 1.1% per year (compounded) during the period 2000 thru 2010; i.e. nationally, the U.S. population increased by 10.6% during the last decade, while Zions’ footprint (weighted average) grew by 23.2% during the same period.

•

Job creation within the Zions footprint greatly exceeded the national rate during the past 10 years. U.S. nonfarm payroll jobs increased by 1.1% during the last 10 years; however, job creation in Zions’ footprint increased by 8.8%.

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

•

Our combined size and diversification affords us superior access to the capital markets for debt and equity financing; over the long term, this advantage has historically, and should in the future, result in a lower cost of capital than our subsidiary banks could achieve on their own.

Centralize and Standardize Policies and Management Controlling Key Risks

We seek to standardize policies and practices related to the management of key risks in order to assure a consistent risk profile in an otherwise decentralized management model. Among these key risks and functions are credit, interest rate, liquidity, and market risks.

•	The Company conducts regular stress testing of the loan portfolio using multiple economic scenarios. Such tests help to identify pockets of risk and enable management to reduce risk.

•	The Company oversees credit risk using specialists in business, commercial real estate, and consumer lending.

•	The Company regularly measures interest rate and liquidity risk and uses capital markets instruments to adjust risks to within Board-approved targets.

•	The Company centrally monitors and oversees operational risk.

MANAGEMENT’S OVERVIEW OF 2011 PERFORMANCE

The Company worked aggressively in three key areas during 2011 to improve profitability:

•	Asset quality improvement, resulting in a 42% decline in nonperforming lending-related assets and a 54% decline in net charge-offs.

•

Loan production and returning the company to positive loan growth, after declining in the prior two years. The prior years’ declines were primarily due to attrition in construction loans as part of our efforts to reduce the risk profile of the Company.

•

Further developing our stress testing capabilities and making significant improvements to risk management, and the submission of our formal capital plan to the Federal Reserve on January 9, 2012. This submission included four economic scenarios on all eight of our affiliate banks as well as the consolidated company; additionally, we submitted test results on various asset classes that have unique characteristics, such as our CDO and energy loan portfolios.

The Company reported net income applicable to common shareholders for 2011 of $153.4 million or $0.83 per diluted common share compared to a net loss of $412.5 million or $2.48 per diluted common share for 2010.

While we are encouraged with a return to profitability in 2011, we believe we have much work to do to reach an attractive return on equity and return to an acceptable growth rate for net earnings available to common shareholders.

Significant 2011 accomplishments

•	The Company returned to profitability, generating a 3.32% return on average common equity, and common equity per share was generally stable during the year.

•

The Company worked aggressively to reduce problem assets. Classified loans, a broad category of loans having an elevated probability of default, declined 40% from one year ago, a faster rate of improvement than the prior year’s 32% improvement.

•	Nonperforming assets and net charge-offs improved significantly, as previously discussed (see Chart 2).

•	Net impairment losses on investment securities declined 61% in 2011, after declining 70% in 2010.

•

Capital levels improved materially. The Tier 1 common capital ratio increased 7% in 2011 to a record high level of 9.57%. Based upon information currently available, management believes the Company already exceeds the new Basel III guidelines; such guidelines have not yet been formally adopted by the Federal Reserve, and thus can only be estimated. The Basel III guidelines are scheduled to be fully phased in by January 2019.

•

We continued to rebalance and reduce the risk of the loan portfolio. During 2011, construction and land development loans declined 35% after declining 37% in the prior year. They now account for only 6% of the loan portfolio, down from 22% at their peak. These loans have been the largest single source of loan losses during this credit cycle, and the concentration reduction represents lower risk for the total portfolio.

•

Despite the significant decline in construction loans, we were successful at increasing loan balances by 1.1% in 2011, compared to a year ago. The growth is primarily attributable to commercial and industrial loans. Importantly, loan production increased 15.7% in the fourth quarter of 2011 compared to the same period a year ago.

•

We continued to improve liquidity ratios. Cash, money market investments, and certain securities (U.S. Treasury securities, U.S. Government agencies and SBA securities) increased to 19.6% of tangible assets at December 31, 2011 compared to 16.0% at December 31, 2010.

*	The reconciliation of net interest income to core net interest income is found in the GAAP to non-GAAP reconciliation (Schedule 40) on page 92.

As of December 31, 2011, the reconciliation of controlling interest shareholders’ equity to Tier 1 common equity is found in the GAAP to non-GAAP reconciliation (Schedule 38) on page 91. Reserves consist of the allowance for loan losses and the reserve for unfunded lending commitments.

Areas experiencing weakness in 2011

•

Our 2011 core net interest margin declined to 3.99% from 4.12% in 2010, but continued to remain among the strongest in the industry. This decline was primarily due to the substantial increase in low-yielding cash balances, which was driven by the strong increase in deposits; excluding the effect of cash balances, the NIM was relatively stable. However, we expect pressure on the NIM in 2012 due to loan maturities and resets – certain loans that were booked in prior years have higher rates than current market rates, and thus when a loan matures or resets, the yield frequently declines compared to the prior yield. We believe we can offset most of this pressure through reduced deposit pricing and some growth in the loan portfolio (i.e. volume benefits offsetting rate reductions).

•	While showing dramatic improvement, asset quality ratios are still below long-term averages.

•

Revenues from nonsufficient funds and overdraft charges were adversely impacted by changes stemming from the adoption of the Dodd-Frank Act, and specifically the Durbin Amendment within that Congressional act.

•	FDIC premiums, other real estate expense, and credit related expenses, while receding from the prior year levels, continued to have a significantly adverse effect on total noninterest expense.

Areas of focus for 2012

•	Further reduce nonaccrual and classified loans, and a reduction in net charge-offs.

•	Increase the loan growth rate, primarily through continued strong business lending and additional growth in residential mortgage lending.

•	Increase fee income through changes to product pricing, in response to lost fee income resulting from changes to the aforementioned laws.

•	Carefully manage expenses, including expenses related to loan quality other than the provision for loan losses, e.g. OREO expense and other credit-related expenses.

Schedule 1 presents the key drivers of the Company’s performance during 2011 and 2010.

Schedule 1

KEY DRIVERS OF PERFORMANCE

2011 COMPARED TO 2010

Driver	2011	2010	Change better/(worse)
	(In billions)

Average net loans and leases	$36.8	$38.3	(4)%
Average money market investments	5.4	4.1	32%
Average noninterest-bearing deposits	14.5	13.3	9%
Average total deposits	41.3	41.7	(1)%

	(In millions)
Net interest income	$1,772.5	$1,727.4	3%
Provision for loan losses	(74.4)	(852.1)	91%
Net impairment losses on investment securities	(33.7)	(85.4)	61%
Noninterest income	481.8	440.5	9%
Noninterest expense	1,658.7	1,718.9	4%

Nonaccrual loans	909.9	1,528.7	40%

Net interest margin	3.81%	3.73%	8	bps
Core net interest margin	3.99%	4.12%	(13	)bps
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	2.83%	4.91%	208	bps
Ratio of total allowance for credit losses to net loans and leases outstanding	3.10%	4.22%	112	bps
Tier 1 common equity to risk-weighted assets	9.57%	8.95%	62	bps

	(In millions of shares)
Net common shares issued	1.4	32.4	96%

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

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary measure of accounting. Fair value is used on a nonrecurring basis to measure certain assets or liabilities (including HTM securities, loans held for sale, and OREO) for impairment or for disclosure purposes in accordance with ASC 825, Financial Instruments.

Impairment analysis also relates to long-lived assets, goodwill, and core deposit and other intangible assets. Additionally, we monitor the fair values of OREO and HTM securities and record impairment losses as necessary. An impairment loss is recognized if the carrying amount of the asset is not likely to be recoverable and exceeds its fair value. In determining the fair value, management uses models and applies the techniques and assumptions previously discussed.

Investment securities are valued using several methodologies which depend on the nature of the security, availability of current market information, and other factors. Certain CDOs are valued using an internal model and the assumptions are analyzed for sensitivity. “Investment Securities Portfolio” on page 52 provides more information regarding this analysis.

Investment securities are reviewed formally on a quarterly basis for the presence of OTTI. The evaluation process takes into account current market conditions, fair value of the security, and many other factors. The decision to deem these securities OTTI is based on a specific analysis of the structure of each security and an evaluation of the underlying collateral. All reviews for OTTI consider the particular facts and circumstances during the reporting period in review.

Notes 1, 5, 8, 10 and 21 of the Notes to Consolidated Financial Statements and “Investment Securities Portfolio” on page 52 contain further information regarding the use of fair value estimates.

Allowance for Credit Losses

The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but which have not been specifically identified. The determination of the appropriate level of the allowance is based on periodic evaluations of the portfolios. This process includes a quantitative analysis, as well as a qualitative review of its results. The qualitative review requires a significant amount of judgement, and is described in more detail in Note 6 of the Notes to Consolidated Financial Statements.

The reserve for unfunded lending commitments provides for potential losses associated with off-balance sheet lending commitments and standby letters of credit. The reserve is estimated using the same procedures and methodologies as for the allowance for loan losses.

There are numerous components that enter into the evaluation of the allowance for loan losses, which includes a quantitative and a qualitative process. Although we believe that our processes for determining an appropriate level for the allowance adequately address the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses. As an example, if a total of $1.5 billion of Pass grade loans were to be immediately classified as Special Mention, Substandard or Doubtful (as defined in Note 6 of the Notes to Consolidated Financial Statements) in the same proportion as the existing criticized and classified loans to the whole portfolio, the quantitatively determined amount of the allowance for loan losses at December 31, 2011 would increase by approximately $68 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process.

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

Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 67 contain further information and more specific descriptions of the processes and methodologies used to estimate the allowance for credit losses.

Accounting for Goodwill

Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with ASC 350, Intangibles—Goodwill and Other. We perform this annual test as of October 1 of each year, or more often if events or circumstances indicate that carrying value may not be recoverable. The goodwill impairment test for a given reporting unit compares its fair value with its carrying value. If the carrying amount exceeds fair value, an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired.

To determine the fair value, we calculate value using a combination of up to three separate methods: comparable publicly traded financial service companies in the western and southwestern states (“Market Value”); where applicable, comparable acquisitions of financial services companies in the western and southwestern states (“Transaction Value”); and the discounted present value of management’s estimates of future cash or income flows. Critical assumptions that are used as part of these calculations include:

•	selection of comparable publicly traded companies, based on location, size, and business focus and composition;

•	selection of market comparable acquisition transactions, based on location, size, business focus and composition, and date of the transaction;

•	the discount rate applied to future earnings, based on an estimate of the cost of capital;

•	the potential future earnings of the reporting unit;

•	the relative weight given to the valuations derived by the three methods described; and

•	the control premium associated with reporting units.

We apply a control premium in the Market Value approach to determine the reporting units’ equity values. Control premiums represent the ability of a controlling shareholder to change how the Company is managed, which might cause the fair value of a reporting unit as a whole to exceed its market capitalization. Based on a review of historical bank transactions within the Company’s geographic footprint, comparing market values 30 days prior to the announced transaction to the deal value, we have determined that a control premium of 33% was appropriate.

Since estimates are an integral part of the impairment computations, changes in these estimates could have a significant impact on any calculated impairment amount. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, loan losses, changes in growth trends, cost structures and technology, changes in discount rates, changes in equity market values and merger and acquisition valuations, and changes in industry conditions.

During the fourth quarter of 2011, we performed our annual goodwill impairment evaluation of the entire organization, effective October 1, 2011. Upon completion of the evaluation process, we concluded that none of our subsidiary banks was impaired and determined that the fair values of Amegy, CB&T, and Zions Bank exceeded their carrying values by 23%, 21% and 22%, respectively. Additionally, we performed a hypothetical sensitivity analysis on the discount rate assumption to evaluate the impact of an adverse change to this assumption. If the discount rate applied to future earnings were increased by 150 basis points, then the fair values of Amegy, CB&T, and Zions Bank would exceed their carrying values by 14%, 12%, and 3%, respectively.

Over the prior four years, we have recorded impairment losses of $990 million in connection with our annual goodwill impairment evaluation. During 2009, we recorded goodwill impairment of $636 million that related primarily to Amegy.

Notes 1 and 10 of the Notes to Consolidated Financial Statements contain additional information, including recently issued accounting guidance that affects the calculation process.

Accounting for Derivatives

Our interest rate risk management strategy involves the use of hedging to mitigate our exposure to potential adverse effects from changes in interest rates.

The derivative contracts used by the Company are exchange-traded or OTC. Exchange-traded derivatives consist of forward currency exchange contracts, which are part of the Company’s services provided to commercial customers. OTC derivatives consist of interest rate swaps, options and futures contracts.

We record all derivatives at fair value on the balance sheet in accordance with ASC 815, Derivatives and Hedging. When quoted market prices are not available, the valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. These future net cash flows, however, are susceptible to change due primarily to fluctuations in interest rates (most significantly), and foreign exchange rates. As a result, the estimated values of these derivatives will change over time as cash is received and paid and as market conditions change. As these changes take place, they may have a positive or negative impact on our estimated valuations.

We incorporate credit valuation adjustments to appropriately reflect both the Company’s own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its

OTC derivatives, based on a total expected exposure credit model. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, current threshold amounts, mutual puts, and guarantees. Additionally, we actively monitor counterparty credit ratings for significant changes.

Notes 1, 8 and 21 of the Notes to Consolidated Financial Statements and “Interest Rate and Market Risk Management” on page 79 contain further information on our use of derivatives and the methodologies used to estimate fair value.

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

The Company had net DTAs of $509 million at December 31, 2011, compared to $540 million at December 31, 2010. The most significant portions of the deductible temporary differences relate to (1) the allowance for loan losses and (2) fair value adjustments or impairment write-downs related to securities. No valuation allowance has been recorded as of December 31, 2011 related to DTAs except for a full valuation reserve related to certain acquired net operating losses from an immaterial nonbank subsidiary. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. Despite the negative evidence of a cumulative three-year loss, the ultimate realization of DTAs is based on the Company’s ability to (1) carry back net operating losses to prior tax periods, (2) implement tax planning strategies that are prudent and feasible, (3) utilize the reversal of taxable temporary differences to offset deductible temporary differences, and (4) generate future taxable income.

The Company does not have any available carryback potential to prior tax years.

Tax planning strategies represent a source of positive evidence that must be considered when assessing the need for a valuation allowance. Tax planning strategies must be prudent and feasible (and within the control of a company), something that a company might not ordinarily implement, but would implement to prevent an operating loss or tax credit carryforward from expiring unused, and would result in the realization of DTAs. The Company has evaluated a number of tax planning strategies that, if implemented, could result in the realization of a majority of the net DTA balance that exists at December 31, 2011. These strategies mainly involve the sale of highly appreciated assets (e.g., certain fixed assets, publicly-traded securities and insurance policies). Management would not expect that the execution of any of the actions would involve a significant amount of expense.

The Company has taxable temporary differences, or DTLs that will reverse and offset DTAs in the periods prior to the expiration of any benefits. Based on our analysis and experience, the general reversal pattern of DTLs against DTAs would be somewhat similar in character and timing. Because of this generally consistent reversal pattern, we believe it is appropriate to reduce our gross DTAs by our DTLs.

The Company has a strong history of positive earnings and has generated significant levels of net income in the past. While the recent economic downturn has been severe, the Company has consistently maintained strong levels of core net interest income. The Company is well positioned in the highest growth areas in the country and is fundamentally strong in its capital, liquidity, business practices, and has experienced growth in loan production and strong deposit growth. The Company was profitable in 2011 and most indicators of future profitability such as asset quality ratios, loan portfolio balances, loan production volume, and deposit growth strengthened as the company improved throughout the year. The Company is relying on future taxable income to realize some of its DTAs and expects to generate such income in 2012 and to remain profitable in future periods.

After evaluating all of the factors previously summarized and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed.

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are also reassessed on a regular basis. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. The Company has tax reserves at December 31, 2011 of approximately $4.1 million, net of federal and/or state benefits, for uncertain tax positions primarily for various state tax contingencies in several jurisdictions.

Note 15 of the Notes to Consolidated Financial Statements and “Income Taxes” on page 47 contain additional information.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 2 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued but not yet required to be adopted. Where applicable, the other Notes to Consolidated Financial Statements and MD&A discuss new accounting pronouncements adopted during 2011 to the extent they materially affect the Company’s financial condition, results of operations, or liquidity.

RESULTS OF OPERATIONS

The Company reported net earnings applicable to common shareholders for 2011 of $153.4 million, or $0.83 per diluted share, compared to a net loss applicable to common shareholders of $412.5 million, or $2.48 per diluted share for 2010. The significant improvement in net earnings was mainly caused by the following favorable changes:

•	$777.7 million decrease in the provision for loan losses;

•	$67.2 million decrease in other real estate expense;

•	$51.7 million decrease in net impairment losses on investment securities;

•	$45.1 million increase in net interest income;

•	$38.1 million decrease in FDIC premiums;

•	$12.5 million increase in equity securities gains; and

•	$10.8 million decrease in fair value and nonhedge derivative loss.

The impact of these items was partially offset by the following:

•	$305.4 million increase in income tax expense;

•	$48.9 million increase in salaries and employee benefits;

•	$47.5 million increase in preferred stock dividends;

•	$25.3 million decrease in service charges and fees on deposit accounts; and

•	$14.5 million decrease in gain on subordinated debt exchange.

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

During 2009, the Company executed a subordinated debt modification and exchange transaction. The original discount on the convertible subordinated debt was $679 million and the remaining discount at December 31, 2011 was $224 million. It included the following components:

•	The fair value discount on the debt; and

•	The value of the beneficial conversion feature which added the right of the debt holder to convert the debt into preferred stock.

The discount associated with the convertible subordinated debt is amortized to interest expense, a noncash expense, using the interest method over the remaining term of the subordinated debt (referred to herein as “discount amortization”). When holders of the convertible subordinated notes convert to preferred stock, the rate of amortization is accelerated by immediately expensing any unamortized discount associated with the converted debt (referred to herein as “accelerated discount amortization”).

Excluding the impact of these noncash expenses, income before income taxes and subordinated debt conversions for 2011 increased to $682.8 million compared to a loss of $172.7 million in 2010.

Schedule 2

IMPACT OF CONVERTIBLE SUBORDINATED DEBT

	Year Ended December 31,
(In millions)	2011	2010	2009

Income (loss) before income taxes (GAAP)	$521.2	$(403.1)	$(1,623.0)
Gain on subordinated debt modification			(508.9)
Convertible subordinated debt discount amortization	46.0	58.0	26.9
Accelerated convertible subordinated debt discount amortization	115.6	172.4	35.7

Income (loss) before income taxes, gain on subordinated debt modification, and discount amortization on convertible subordinated debt (non-GAAP)	$682.8	$(172.7)	$(2,069.3)

The impact of the conversion of subordinated debt into preferred stock is further detailed in “Capital Management” on page 88.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of Zions’ revenue. For the year 2011, taxable-equivalent net interest income was $1,792.7 million, compared to $1,749.1 million in 2010 and $1,920.8 million in 2009. For the year 2011, it was 78.8% of our taxable-equivalent revenues, practically unchanged from the 79.9% in 2010; in 2009, taxable-equivalent net interest income was 70.5% of our taxable-equivalent revenues. A larger portion of our taxable-equivalent revenue in 2009 resulted from gains, including a gain on subordinated debt modification of $508.9 million and gains of $169.2 million on acquisitions of failed banks from the FDIC. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all years presented.

By its nature, net interest income is especially vulnerable to changes in the mix and amounts of interest-earning assets and interest-bearing liabilities. In addition, changes in the interest rates and yields associated with these assets and liabilities can significantly impact net interest income. During 2011, average loans decreased faster than average deposits, and most of the resulting liquidity was invested in lower yielding money market investments. The Company has undertaken efforts to actively reduce excess liquidity while preserving key customer relationships; despite these efforts, however, total liquidity has continued to increase. Low-yielding money market investments increased to 11.4% of interest-earning assets for 2011, compared to 8.7% and 4.9% for 2010 and 2009, respectively, which adversely affected the net interest margin. See “Interest Rate and Market Risk Management” on page 79 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and associated risk.

The increased net interest margin for 2011 compared to 2010 resulted primarily from the impact of lower discount amortization and accelerated discount amortization of convertible subordinated debt discount expense. The average rate paid on interest-bearing deposits declined 21 basis points to 0.48% in 2011 from 0.69% in 2010, and the average interest rate earned on net loans and leases excluding FDIC-supported loans, which declined 19 basis points to 5.40% in 2011 from 5.59% in 2010. The average rate earned on money market investments decreased by 1 bp from the prior year. Average total loans and leases for 2011 were $1.5 billion or 3.8% lower than for 2010 due to net loan payoffs, pay-downs and charge-offs. Average interest-bearing deposits decreased $1.7 billion from 2010; the decrease was driven primarily by time and money market deposits. Average borrowed funds decreased $0.4 billion compared to 2010, primarily due to reduced amounts of federal funds purchased and security repurchase agreements along with conversions of subordinated debt into preferred stock. Additionally, the mix of low-cost deposit funding improved. For 2011, average noninterest-bearing deposits accounted for 35.2% of total average deposits as compared to 31.9% in 2010.

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

A gauge that we use to measure the Company’s success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 3.81% for 2011, compared to 3.73% in 2010, and 3.94% in 2009; however, the Company believes that its “core net interest margin” is more reflective of its operating performance than the reported net interest margin. We calculate the core net interest margin by excluding the impact of discount amortization on convertible subordinated debt, accelerated discount amortization on convertible subordinated debt, and additional accretion of interest income on acquired loans from the net interest margin. The core net interest margin was relatively stable and high at 3.99%, 4.12% and 4.07% for 2011, 2010, and 2009, respectively. See Schedule 39 on page 92 for a reconciliation between the GAAP net interest margin and the non-GAAP core net interest margin.

Chart 4 illustrates recent trends of the net interest margin, core net interest margin, and the average federal funds rate.

The spread on average interest-bearing funds was 3.26% for 2011, compared to 3.12% and 3.52% in 2010 and 2009, respectively. The spread on average interest-bearing funds for 2011 was also affected by most of the same factors that had an impact on the net interest margin.

The net interest margin will continue to be positively impacted in future quarters by the decreased level of nonperforming assets and adversely affected by competitive loan pricing conditions, rate resets on 5-year reset loans made prior to the economic downturn, and the discount amortization related to the debt modification transactions, including the accelerated discount amortization to the extent that holders of the modified debt elect to convert their holdings to preferred stock. The unamortized discount on the convertible subordinated debt was $224 million as of December 31, 2011, or 41.0% of the total $547 million of remaining outstanding convertible subordinated notes and will be amortized as interest expense over the remaining life of the debt using the interest method.

During the fourth quarter of 2011, the net interest margin was impacted by two loan repricing factors. First, adjustable rate loans originated in the past are resetting to lower rates as the current repricing index is lower than when those loans were originated. Secondly, maturing loans, many of which have rate floors, were replaced with new loans at lower original coupons or lower floors compared to the loans originated when spreads were higher. We expect that these factors may again compress the net interest margin in 2012. This margin pressure may be offset by increased loan originations. The net interest margin may also be adversely affected by the competitive market pricing for high quality loans, repricing of variable rate loans, and the potential reduction of noninterest-bearing deposits when the unlimited deposit insurance ends on December 31, 2012.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. The current period of historically low interest rates has lasted for several years. During this time, the Company has maintained an interest rate risk position that is more asset sensitive than it was prior to the economic crisis, and it expects to maintain this more asset sensitive position for a prolonged period. With interest rates at historically low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in “Interest Rate Risk” on page 80.

Schedule 3 summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income. Note that the “amount of interest” and the “average rate” paid on long-term debt in 2009, 2010 and 2011 reflect the impacts of the discount amortization and accelerated discount amortization on the modified subordinated debt.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

Schedule 3

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

AVERAGE BALANCE SHEETS, YIELDS AND RATES

	2011			2010
(Amounts in millions)	Average balance	Amount of interest[1]	Average rate	Average balance	Amount of interest[1]	Average rate

ASSETS:
Money market investments	$5,356	$13.8	0.26%	$4,085	$11.0	0.27%
Securities:
Held-to-maturity	817	44.7	5.47	866	44.3	5.12
Available-for-sale	3,895	89.6	2.30	3,416	91.5	2.68
Trading account	58	2.0	3.45	61	2.2	3.64

Total securities	4,770	136.3	2.86	4,343	138.0	3.18

Loans held for sale	146	5.7	3.94	187	8.9	4.78
Loans:
Net loans and leases excluding FDIC-supported loans[2]	35,942	1,940.8	5.40	37,040	2,069.3	5.59
FDIC-supported loans	856	128.5	15.01	1,210	114.4	9.46

Total loans and leases	36,798	2,069.3	5.62	38,250	2,183.7	5.71

Total interest-earning assets	47,070	2,225.1	4.73	46,865	2,341.6	5.00

Cash and due from banks	1,056			1,214
Allowance for loan losses	(1,270)			(1,555)
Goodwill	1,015			1,015
Core deposit and other intangibles	78			101
Other assets	3,461			3,987

Total assets	$51,410			$51,627

LIABILITIES:
Interest-bearing deposits:
Savings and NOW	$6,613	18.1	0.27	$6,138	20.5	0.33
Money market	14,863	66.7	0.45	15,901	106.0	0.67
Time	3,750	35.6	0.95	4,746	59.8	1.26
Foreign	1,515	8.1	0.53	1,627	9.8	0.60

Total interest-bearing deposits	26,741	128.5	0.48	28,412	196.1	0.69

Borrowed funds:
Securities sold, not yet purchased	33	1.4	4.21	40	1.8	4.50
Federal funds purchased and security repurchase agreements	653	0.8	0.12	920	1.5	0.16
Other short-term borrowings	146	4.5	3.08	189	9.3	4.93
Long-term debt	1,913	297.2	15.54	1,980	383.8	19.38

Total borrowed funds	2,745	303.9	11.07	3,129	396.4	12.67

Total interest-bearing liabilities	29,486	432.4	1.47	31,541	592.5	1.88

Noninterest-bearing deposits	14,531			13,318
Other liabilities	523			576

Total liabilities	44,540			45,435

Shareholders’ equity:
Preferred equity	2,257			1,732
Common equity	4,614			4,452

Controlling interest shareholders’ equity	6,871			6,184
Noncontrolling interests	(1)			8

Total shareholders’ equity	6,870			6,192

Total liabilities and shareholders’ equity	$51,410			$51,627

Spread on average interest-bearing funds			3.26%			3.12%

Taxable-equivalent net interest income and net yield on interest-earning assets		$1,792.7	3.81%		$1,749.1	3.73%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

2009			2008			2007
Average balance	Amount of interest[1]	Average rate	Average balance	Amount of interest[1]	Average rate	Average balance	Amount of interest[1]	Average rate

$2,380	$7.9	0.33%	$1,889	$47.8	2.53%	$834	$43.7	5.24%

1,263	66.9	5.29	1,516	101.3	6.68	684	47.7	6.97
3,313	104.1	3.14	3,266	162.1	4.97	4,661	269.2	5.78
75	2.7	3.65	43	1.9	4.41	61	3.3	5.40

4,651	173.7	3.73	4,825	265.3	5.50	5,406	320.2	5.92

226	11.0	4.88	182	10.1	5.52	233	14.9	6.37

40,455	2,281.6	5.64	40,795	2,674.4	6.56	36,575	2,852.7	7.80
1,058	64.4	6.09	–	–	–	–	–	–

41,513	2,346.0	5.65	40,795	2,674.4	6.56	36,575	2,852.7	7.80

48,770	2,538.6	5.21	47,691	2,997.6	6.29	43,048	3,231.5	7.51

1,245			1,380			1,477
(1,104)			(546)			(391)
1,174			1,937			2,005
125			137			181
3,838			3,163			2,527

$54,048			$53,762			$48,847

$5,035	21.6	0.43	$4,446	35.6	0.80	$4,443	41.4	0.93
17,513	216.4	1.24	13,739	335.0	2.44	11,962	437.9	3.66
7,235	168.0	2.32	7,077	258.1	3.65	7,308	341.9	4.68
2,011	18.7	0.93	3,166	84.2	2.66	2,710	130.5	4.81

31,794	424.7	1.34	28,428	712.9	2.51	26,423	951.7	3.60

41	2.2	5.22	33	1.5	4.82	30	1.4	4.56
1,923	5.7	0.30	2,733	53.3	1.95	3,211	148.5	4.62
305	6.8	2.24	4,699	124.0	2.64	1,355	68.8	5.08
2,438	178.4	7.32	2,577	110.5	4.29	2,496	153.0	6.13

4,707	193.1	4.10	10,042	289.3	2.88	7,092	371.7	5.24

36,501	617.8	1.69	38,470	1,002.2	2.61	33,515	1,323.4	3.95

11,053			9,145			9,401
558			578			647

48,112			48,193			43,563

1,558			432			240
4,354			5,108			5,008

5,912			5,540			5,248
24			29			36

5,936			5,569			5,284

$54,048			$53,762			$48,847

		3.52%			3.68%			3.56%

	$1,920.8	3.94%		$1,995.4	4.18%		$1,908.1	4.43%

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

Schedule 4

ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2011 over 2010			2010 over 2009
	Changes due to		Total changes	Changes due to		Total changes
(Amounts in millions)	Volume	Rate[1]		Volume	Rate[1]

INTEREST-EARNING ASSETS:
Money market investments	$3.2	$(0.4)	$2.8	$4.5	$(1.4)	$3.1
Securities:
Held-to-maturity	(2.4)	2.8	0.4	(20.4)	(2.2)	(22.6)
Available-for-sale	11.0	(12.9)	(1.9)	2.7	(15.3)	(12.6)
Trading account	(0.1)	(0.1)	(0.2)	(0.5)	–	(0.5)

Total securities	8.5	(10.2)	(1.7)	(18.2)	(17.5)	(35.7)

Loans held for sale	(1.6)	(1.6)	(3.2)	(1.9)	(0.2)	(2.1)
Loans:
Net loans and leases excluding FDIC-supported loans[2]	(59.4)	(69.1)	(128.5)	(192.1)	(20.2)	(212.3)
FDIC-supported loans	(33.4)	47.5	14.1	10.3	39.7	50.0

Total loans and leases	(92.8)	(21.6)	(114.4)	(181.8)	19.5	(162.3)

Total interest-earning assets	(82.7)	(33.8)	(116.5)	(197.4)	0.4	(197.0)

INTEREST-BEARING LIABILITIES:
Interest-bearing deposits:
Savings and NOW	1.5	(3.9)	(2.4)	3.9	(5.0)	(1.1)
Money market	(4.9)	(34.4)	(39.3)	(11.4)	(99.0)	(110.4)
Time	(9.5)	(14.7)	(24.2)	(31.4)	(76.8)	(108.2)
Foreign	(0.5)	(1.2)	(1.7)	(2.3)	(6.6)	(8.9)

Total interest-bearing deposits	(13.4)	(54.2)	(67.6)	(41.2)	(187.4)	(228.6)

Borrowed funds:
Securities sold, not yet purchased	(0.3)	(0.1)	(0.4)	(0.1)	(0.3)	(0.4)
Federal funds purchased and security repurchase agreements	(0.3)	(0.4)	(0.7)	(1.6)	(2.6)	(4.2)
Other short-term borrowings	(1.3)	(3.5)	(4.8)	(2.6)	5.1	2.5
Long-term debt	(10.5)	(76.1)	(86.6)	(33.4)	238.8	205.4

Total borrowed funds	(12.4)	(80.1)	(92.5)	(37.7)	241.0	203.3

Total interest-bearing liabilities	(25.8)	(134.3)	(160.1)	(78.9)	53.6	(25.3)

Change in taxable-equivalent net interest income	$(56.9)	$100.5	$43.6	$(118.5)	$(53.2)	$(171.7)

[1]	Taxable-equivalent income used where applicable.
[2]	Net of unearned income and fees. Loans include nonaccrual and restructured loans.

In the analysis of interest changes due to volume and rate, changes due to the volume/rate variance are allocated to volume with the following exceptions: when volume and rate both increase, the variance is allocated proportionately to both volume and rate; when the rate increases and volume decreases, the variance is allocated to rate.

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based upon the inherent risks associated with such commitments. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various portfolios, the levels of actual charge-offs, credit trends, and environmental factors. See Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 67 for more information on how we determine the appropriate level for the allowance for loan and lease losses and the reserve for unfunded lending commitments.

The provision for loan losses for 2011 was $74.4 million compared to $852.1 million and $2,016.9 million for 2010 and 2009, respectively. The decrease in the provision during both 2011 and 2010 reflects an improvement in credit quality metrics, including lower levels of criticized and classified loans, lower realized loss rates in most loan segments, and lower balances in construction and land development loans, which declined by 35.0% and 37.0% during 2011 and 2010, respectively.

Net loan and lease charge-offs fell to $455.9 million in 2011, compared to $983.0 million in 2010 and $1,174.9 million in 2009. See “Nonperforming Assets” on page 75 and “Allowance and Reserve for Credit Losses” on page 78 for further details.

During 2011, the Company experienced improved credit quality of unfunded lending commitments and released $9.3 million from the related reserve, while it had released $4.7 million in 2010 and incurred $65.5 million of provision expense in 2009. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as fluctuations in credit quality and historical loss experience.

Although classified and nonperforming loan volumes continue to be elevated, most measures of credit quality continued to show significant improvement in 2011. The Company also experienced a decrease in special mention, classified, nonaccrual, and past due loans, as well as improvements in other credit metrics. Barring any significant economic downturn, we expect the Company’s credit costs to remain low for the next several quarters. We also anticipate continued reductions in criticized and classified loans of most types, and continued reduction in net charge-offs for the next several quarters, compared to the elevated levels experienced from 2008 through 2011.

Noninterest Income

Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. For 2011, noninterest income was $481.8 million compared to $440.5 million in 2010 and $804.1 million in 2009.

Schedule 5 presents a comparison of the major components of noninterest income for the past three years.

Schedule 5

NONINTEREST INCOME

(Amounts in millions)	2011	Percent change	2010	Percent change	2009

Service charges and fees on deposit accounts	$174.4	(12.7)%	$199.7	(6.1)%	$212.6
Other service charges, commissions and fees	169.5	2.5	165.3	5.6	156.5
Trust and wealth management income	26.7	(2.9)	27.5	(8.3)	30.0
Capital markets and foreign exchange	31.4	(16.5)	37.6	(25.2)	50.3
Dividends and other investment income	42.4	28.1	33.1	24.4	26.6
Loan sales and servicing income	28.1	(4.4)	29.4	31.8	22.3
Fair value and nonhedge derivative income (loss)	(5.0)	68.4	(15.8)	(113.9)	113.8
Equity securities gains (losses), net	6.5	208.3	(6.0)	(233.3)	(1.8)
Fixed income securities gains (losses), net	11.9	7.2	11.1	392.1	(3.8)
Impairment losses on investment securities:
Impairment losses on investment securities	(77.3)	50.6	(156.5)	72.5	(569.9)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	43.6	(38.7)	71.1	(75.4)	289.4

Net impairment losses on investment securities	(33.7)	60.5	(85.4)	69.6	(280.5)
Valuation losses on securities purchased	–	–	–	100.0	(212.1)
Gain on subordinated debt modification	–	–	–	(100.0)	508.9
Gain on subordinated debt exchange	–	(100.0)	14.5	100.0	–
Acquisition related gains	–	–	–	(100.0)	169.2
Other	29.6	0.3	29.5	143.8	12.1

Total	$481.8	9.4	$440.5	(45.2)	$804.1

Service charges and fees on deposit accounts decreased by $25.3 million or 12.7% from 2010, primarily due to a decline in nonsufficient-funds fees and a decrease in fees earned from business accounts. Service charges and fees on deposit accounts decreased by $12.9 million, or 6.1% between 2009 and 2010.

Other service charges, commissions, and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees and other miscellaneous fees increased by $4.2 million from the prior year. Most of the increase can be attributed to higher loan fees and fees earned from other banks’ customers using the Company’s ATMs, partially offset by decreased debit card fees and remote capture licensing fees. The Company sold substantially all of the assets of its NetDeposit subsidiary in the third quarter of 2010, and therefore did not earn any licensing fees in 2011.

On June 29, 2011, the Federal Reserve voted to adopt regulations implementing the Durbin Amendment of the Dodd-Frank Act, which placed limits on debit card interchange fees charged by banks. The Durbin Amendment became effective in the fourth quarter of 2011 and resulted in an $8.0 million decrease in other service charges, commissions, and fees during that quarter. The Company estimates its current annualized rate of interchange bankcard fees to be approximately $30 million, a reduction from the $65 million earned before the enactment of the Durbin Amendment. The Company will reevaluate the pricing of other services in order to replace some of the lost revenue that resulted from the Durbin Amendment.

Other service charges, commissions and fees were $165.3 million in 2010 and $156.5 million in 2009. The increase was mainly due to increased loan, ATM, debit card, and bankcard fees, partially offset by decreased licensing fees and mutual fund commissions. The decrease in licensing fees was primarily attributable to the sale of NetDeposit’s assets.

Capital markets and foreign exchange includes trading income, public finance fees, foreign exchange income, and other capital market related fees. In 2011 this income was $31.4 million, compared to $37.6 million earned in the prior year. The decrease was caused mainly by lower income from trading fixed income corporate bonds and a reduction in consulting fees related to municipal bond transactions.

In 2010 capital markets and foreign exchange income decreased to $37.6 million from $50.3 million earned in 2009. Most of this decline was caused by decreases in commissions and trading income.

Dividends and other investment income consist of revenue from the Company’s bank-owned life insurance program and revenues from other investments. Revenues from other investments include dividends on FHLB stock, Federal Reserve Bank stock, and earnings from unconsolidated affiliates including certain alternative venture investments. For 2011, this income increased by 28.1% from the $33.1 million earned during 2010. For the most part, the increase was caused by higher income from several unconsolidated affiliates, partially offset by decreased income from bank-owned life insurance contracts.

Dividends and other investment income increased by $6.5 million in 2010 compared to 2009. Most of this gain was caused by increased income from investments in several unconsolidated affiliates, and an increase in dividends on Federal Reserve stock, partially offset by decreased income from bank-owned life insurance contracts. Income from bank-owned life insurance decreased due to the Company surrendering certain life insurance contracts during 2010.

Fair value and nonhedge derivative income (loss) consists of the following:

Schedule 6

FAIR VALUE AND NONHEDGE DERIVATIVE INCOME (LOSS)

(Amounts in millions)	2011	Percent change	2010	Percent change	2009

Nonhedge derivative income	$6.8	(35.2)%	$10.5	(90.6)%	$111.9
Total return swap	(10.7)	53.1	(22.8)	(100.0)	–
Fair value decreases on instruments elected under fair value option	–	–	–	100.0	(0.9)
Derivative fair value credit adjustments	(1.1)	68.6	(3.5)	(216.7)	3.0
Other	–	–	–	100.0	(0.2)

Total	$(5.0)	68.4	$(15.8)	(113.9)	$113.8

Losses from fair value and nonhedge derivatives decreased to $5.0 million in 2011 compared to a $15.8 million loss in the prior year. The decreased loss is primarily the result of smaller expenses related to the TRS agreement, partially offset by a decrease in income from Eurodollar futures.

During 2010, the Company terminated fewer cash flow hedges than in 2009. Nonhedge derivative income included $9.0 million in 2010 and $104.7 million in 2009 due to the acceleration of income from OCI to earnings for certain terminated cash flow hedges. The amount accelerated in 2009 was due to declining loan balances, which caused the reclassification to earnings of 100% of the OCI balances for many of the terminated hedges. There were fewer reclassifications in 2010. The Company also recorded $22.8 million of negative fair value on the TRS agreement entered into during the third quarter of 2010. For information regarding the TRS agreement, refer to Note 8 of the Notes to Consolidated Financial Statements.

During 2011, the Company recorded $6.5 million in equity securities gains, compared to losses of $6.0 million and $1.8 million in 2010 and 2009, respectively. The gains recognized in 2011 were principally due to the sale of BServ, Inc. stock, which the Company had acquired in September 2010 when it sold the assets of its NetDeposit subsidiary. The loss incurred in 2010 was primarily caused by valuation losses related to venture fund investments.

The Company recognized net credit related impairment losses on CDO investment securities of $33.7 million, $85.4 million, and $280.5 million in 2011, 2010, and 2009, respectively. See “Investment Securities Portfolio” on page 52 for additional information.

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

Other noninterest income was $29.6 million, $29.5 million and $12.1 million in 2011, 2010, and 2009, respectively. Most of the 2011 income is attributable to amounts received from the FDIC on certain acquired loans which were determined to be covered by the loss sharing agreement. In September 2010, the Company sold substantially all of the assets of a wholly-owned subsidiary, NetDeposit, resulting in a $13.7 million pretax gain.

Noninterest Expense

Noninterest expense decreased by 3.5% from 2010; this expense was 2.8% higher in 2010 than in 2009. During 2011, the Company made significant progress in resolving problem loans and improving the credit quality of its loan portfolio, which caused significantly lower other real estate expense and credit related expense. The improved credit quality also resulted in a reduction of FDIC premiums. Schedule 7 presents a comparison of the major components of noninterest expense for the past three years.

Schedule 7

NONINTEREST EXPENSE

(Amounts in millions)	2011	Percent change	2010	Percent change	2009

Salaries and employee benefits	$874.3	5.9%	$825.3	0.8%	$818.8
Occupancy, net	112.5	(1.0)	113.6	1.2	112.2
Furniture and equipment	105.7	4.5	101.1	1.2	99.9
Other real estate expense	77.6	(46.4)	144.8	30.7	110.8
Credit related expense	61.6	(13.5)	71.2	58.2	45.0
Provision for unfunded lending commitments	(9.3)	(97.9)	(4.7)	(107.2)	65.5
Legal and professional services	39.0	(1.3)	39.5	6.2	37.2
Advertising	27.2	9.7	24.8	7.8	23.0
FDIC premiums	63.9	(37.4)	102.0	1.5	100.5
Amortization of core deposit and other intangibles	20.1	(21.2)	25.5	(19.6)	31.7
Other	286.1	3.7	275.8	21.6	226.9

Total	$1,658.7	(3.5)	$1,718.9	2.8	$1,671.5

Salary and bonus expense increased by 3.4% from the prior year. Most of the increase during 2011 is due to higher base salary and bonus expenses, which resulted from the hiring of additional staff necessary to meet new regulatory reporting requirements and the Company’s improved financial performance. Salary expense for 2011 included share-based compensation expense of approximately $29.0 million. Retirement expenses and the cost of employee health and other insurance benefits also increased, mostly due to higher retirement related accruals.

During 2010, salary costs increased by 2.5% compared to 2009. Base salaries remained constant but the Company’s employees earned higher bonuses and incentives. The salary costs for 2010 and 2009 included share-based compensation expense of approximately $26.8 million and $29.8 million, respectively. Employee health and insurance benefits declined by 17.1% in 2010 compared to 2009, mostly due to a reduction in the accrual for incurred-but-not-reported health care claims.

Salaries and employee benefits are shown in greater detail in Schedule 8.

Schedule 8

SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2011	Percent change	2010	Percent change	2009

Salaries and bonuses	$733.7	3.4%	$709.5	2.5%	$692.3

Employee benefits:
Employee health and insurance	49.1	13.9	43.1	(17.1)	52.0
Retirement	42.5	58.0	26.9	(10.3)	30.0
Payroll taxes and other	49.0	7.0	45.8	2.9	44.5

Total benefits	140.6	21.4	115.8	(8.5)	126.5

Total salaries and employee benefits	$874.3	5.9	$825.3	0.8	$818.8

Full-time equivalent employees at December 31,	10,606	0.8	10,524	–	10,529

Furniture and equipment expense increased in 2011 by 4.5% from the prior year. This increase was mostly due to higher software and computer equipment maintenance costs. During 2010, furniture and equipment costs grew by only 1.2% from 2009.

Other real estate expense decreased by 46.4% in 2011 compared to 2010. The decrease is primarily driven by a 48.9% reduction in OREO balances between these two years, lower write-downs of OREO values during work-out, as well as larger net gains from OREO property sales. OREO expenses decreased at Zions Bank, NSB, NBA, Amegy, and CB&T, but increased slightly at Vectra.

Other real estate expense increased to $144.8 million in 2010 compared to $110.8 million in 2009. The increase is primarily due to higher volumes of foreclosed properties added to OREO, and continued declines in real estate values, which resulted in increased write-downs of OREO during work-out, partially offset by an increase in net gains from some property sales.

Credit related expense includes costs incurred during the foreclosure process prior to the Company obtaining title to collateral and recording an asset in OREO, as well as other out-of-pocket costs related to the management of problem loans and other assets. These costs were 13.5% lower in 2011 than in 2010, mainly due to a reduction in collection and foreclosure costs. Credit related expenses were $71.2 million in 2010 compared to $45.0 million in 2009. This increase was a reflection of the Company’s higher levels of problem loans and its efforts to resolve them.

FDIC premiums for 2011 decreased by 37.4% compared to 2010. The decrease is mostly caused by the change in the premium assessment formulas prescribed by the FDIC. FDIC premiums were essentially unchanged between 2009 and 2010.

Other noninterest expense for 2011 increased by 3.7% compared to 2010, primarily as a result of a write-down of the FDIC indemnification asset attributable to loans purchased from the FDIC in 2009. FDIC-supported loans continued to perform better than expected, and therefore the indemnification asset declined in value.

In 2010, other noninterest expense was $275.8 million compared to $226.9 million in 2009. The increase was mostly caused by a one-time structuring fee related to the TRS transaction, and write-downs of the FDIC indemnification asset. Also, during 2010 the Company accrued $8.0 million for an expected non-tax deductible civil money penalty related to alleged violations of the Bank Secrecy Act expected to be assessed by the OCC and the U.S. Treasury Department’s FinCEN bureau. A penalty of this amount was announced by the OCC and FinCEN on February 11, 2011.

Impairment Loss on Goodwill

The Company performed a goodwill impairment analysis in the fourth quarter of 2011, and concluded that it had not experienced any impairment loss. No impairment loss was incurred in 2010. In 2009, the Company recorded $636.2 million of impairment losses, almost entirely at Amegy.

The primary causes of the impairment losses on goodwill in 2009 at the Company’s banking reporting units were declines in market values of comparable companies and reduced earnings at the reporting units, which resulted primarily from deterioration in credit quality of the loan portfolios. See Note 10 of the Notes to Consolidated Financial Statements and “Accounting for Goodwill” on page 30 for additional information.

Foreign Operations

Zions Bank and Amegy operate foreign branches in Grand Cayman, Grand Cayman Islands, B.W.I. The branches only accept deposits from qualified domestic customers. While deposits in these branches are not subject to FRB reserve requirements, there are no federal or state income tax benefits to the Company or any customers as a result of these operations.

Foreign deposits at December 31, 2011, 2010, and 2009, totaled $1.6 billion, $1.7 billion, $1.7 billion, respectively, and averaged $1.5 billion for 2011, $1.6 billion for 2010, and $2.0 billion for 2009. All of these foreign deposits were related to domestic customers of our subsidiary banks.

Income Taxes

The Company’s income tax expense for 2011 was $198.6 million compared to an income tax benefit of $106.8 million and $401.3 million for 2010 and 2009, respectively. The Company’s effective income tax rates, including the effects of noncontrolling interests, were 38.0% in 2011, 26.7% in 2010 and 24.8% in 2009. The tax expense rate for 2011 was reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance. This rate reduction was mostly offset by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during the year. The tax benefit rate for 2010 was reduced by the taxable surrender of certain bank-owned life insurance policies and the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock. The lower tax benefit rate for 2009 was mainly due to nondeductible goodwill impairment charges incurred during the year.

As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits provided an income tax benefit of $2.4 million in 2011, $6.0 million in 2010, and $5.9 million in 2009.

The Company had a net DTA balance of approximately $509 million at December 31, 2011, compared to $540 million at December 31, 2010. The decrease in the net DTA resulted primarily from items related to nonaccruing loans and OREO. This decrease was offset by an increase in DTAs from fair value adjustments or impairment write-downs related to securities and an increase in unfunded pension obligations. The net decrease in DTA was also offset by a decrease in deferred tax liabilities related to FDIC-supported transactions and the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock. The Company did not record any additional valuation allowance for GAAP purposes as of December 31, 2011. See Note 15 of the Notes to Consolidated Financial Statements and “Critical Accounting Policies and Significant Estimates” on page 28 for more information.

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

Schedule 9

SELECTED SEGMENT INFORMATION

(Dollar amounts in millions)	Zions Bank			CB&T			Amegy			NBA
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009

KEY FINANCIAL INFORMATION
Total assets	$17,531	$16,157	$17,652	$10,894	$10,766	$11,097	$12,282	$11,406	$11,145	$4,485	$4,397	$4,524
Total deposits	14,905	13,631	13,823	9,192	9,219	9,760	9,731	8,906	8,880	3,731	3,696	3,784
Net income (loss) applicable to controlling interest	150.5	(48.4)	(202.9)	134.4	58.8	(50.2)	161.6	58.6	(780.4)	25.5	(7.9)	(144.2)
Net interest margin	4.65%	4.39%	3.68%	5.20%	5.04%	4.88%	3.91%	3.98%	3.90%	4.14%	4.30%	3.95%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	11.59%	10.43%	8.84%	10.96%	9.94%	8.81%	14.41%	13.84%	11.79%	13.65%	12.71%	11.59%
Tier 1 risk-based capital	13.37%	11.66%	10.29%	13.81%	12.40%	10.25%	15.99%	15.60%	12.29%	17.71%	16.90%	14.46%
Total risk-based capital	14.61%	12.88%	11.52%	15.08%	13.68%	11.51%	17.26%	16.89%	13.57%	18.98%	18.19%	15.76%

CREDIT QUALITY
Provision for loan losses	$128.3	$350.6	$400.4	$(9.5)	$149.9	$251.5	$(37.5)	$118.7	$406.1	$9.6	$53.4	$291.7
Net loan and lease charge-offs	179.5	321.8	255.1	53.9	152.0	144.4	71.4	157.9	143.2	54.4	111.8	214.2
Ratio of net charge-offs to average loans and leases	1.41%	2.39%	1.77%	0.65%	1.77%	1.65%	0.92%	2.02%	1.65%	1.66%	3.33%	5.54%
Allowance for loan losses	$336	$388	$359	$186	$258	$223	$231	$340	$379	$98	$143	$201
Ratio of allowance for loan losses to net loans and leases, at year-end	2.64%	3.01%	2.57%	2.22%	3.05%	2.50%	2.91%	4.55%	4.58%	2.96%	4.36%	5.57%
Nonperforming lending-related assets	$287.6	$563.0	$772.7	$198.9	$273.6	$657.7	$248.4	$409.2	$549.5	$130.1	$209.9	$320.2
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	2.23%	4.31%	5.45%	2.36%	3.22%	7.28%	3.11%	5.40%	6.52%	3.89%	6.22%	8.66%
Accruing loans past due 90 days or more	$5.1	$8.9	$53.0	$79.8	$123.3	$67.8	$4.8	$7.8	$14.4	$3.9	$1.6	$14.2
Ratio of accruing loans past due 90 days or more to net loans and leases	0.04%	0.07%	0.38%	0.95%	1.46%	0.76%	0.06%	0.10%	0.17%	0.12%	0.05%	0.39%

	NSB			Vectra			TCBW
	2011	2010	2009	2011	2010	2009	2011	2010	2009

KEY FINANCIAL INFORMATION
Total assets	$4,100	$4,017	$4,187	$2,341	$2,299	$2,440	$874	$850	$835
Total deposits	3,546	3,424	3,526	2,004	1,923	2,005	693	662	632
Net income (loss) applicable to controlling interest	46.6	(70.3)	(352.0)	(10.1)	6.6	(25.6)	2.7	(0.5)	1.6
Net interest margin	3.41%	3.60%	3.50%	4.92%	5.02%	4.52%	3.61%	3.84%	4.06%

RISK-BASED CAPITAL RATIOS
Tier 1 leverage	11.70%	12.66%	13.10%	11.01%	12.05%	10.91%	10.10%	10.62%	10.57%
Tier 1 risk-based capital	21.58%	21.12%	18.71%	12.52%	12.55%	10.93%	13.63%	12.90%	12.60%
Total risk-based capital	22.89%	22.48%	20.07%	13.79%	13.83%	12.21%	14.90%	14.16%	13.86%

CREDIT QUALITY
Provision for loan losses	$(38.3)	$133.3	$563.7	$14.0	$28.2	$78.5	$7.8	$17.4	$22.5
Net loan and lease charge-offs	55.1	190.5	368.7	32.5	32.3	31.8	9.0	15.7	15.3
Ratio of net charge-offs to average loans and leases	2.32%	7.48%	11.94%	1.77%	1.72%	1.57%	1.55%	2.72%	2.59%
Allowance for loan losses	$132	$226	$280	$51	$70	$74	$14	$15	$13
Ratio of allowance for loan losses to net loans and leases, at year-end	5.89%	9.42%	10.17%	2.67%	3.84%	3.72%	2.49%	2.65%	2.32%
Nonperforming lending-related assets	$114.7	$250.6	$333.4	$70.7	$100.3	$105.9	$12.0	$20.9	$29.5
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	5.07%	10.31%	11.88%	3.61%	5.44%	5.29%	2.12%	3.64%	5.09%
Accruing loans past due 90 days or more	$0.1	$0.2	$12.5	$0.1	$0.2	$1.4	$–	$–	$–
Ratio of accruing loans past due 90 days or more to net loans and leases	0.01%	0.01%	0.45%	–	0.01%	0.07%	–	–	–

The above amounts do not include intercompany eliminations.

Zions Bank

Zions Bank is headquartered in Salt Lake City, Utah and is primarily responsible for conducting the Company’s operations in Utah and Idaho. Zions Bank is the 3rd largest full-service commercial bank in Utah and the 3rd largest in Idaho, as measured by domestic deposits in these states. Zions Bank includes most of the Company’s Capital Markets operations, which include Zions Direct, Inc., fixed income securities trading, correspondent banking, public finance, trust and investment advisory services, and Western National Trust Company.

The net interest margin increased substantially to 4.65% in 2011 from 4.39% in 2010. Nonperforming lending-related assets decreased 48.9% from the prior year due to extensive efforts to work out problem loans and to sell OREO properties. Additionally, the higher credit quality of loans originated since the beginning of the financial crisis also contributed to the higher credit quality of the portfolio.

The loan portfolio decreased by $146 million during 2011, which included a $199 million decrease in commercial real estate loans, a $37 million decrease in consumer loans, partially offset by a $90 million increase in commercial loans. Accruing loans past due 90 days or more at December 31, 2011 decreased to $5 million from $9 million a year earlier. Total deposits at December 31, 2011 were 9.35% higher than at December 31, 2010.

California Bank & Trust

California Bank & Trust is the 14th largest full-service commercial bank in California as measured by domestic deposits in the state.

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

During both 2011 and 2010, CB&T’s net interest margin exceeded our other subsidiary banks. For both years the better-than-expected performance of the acquired loans from the failed banks contributed to CB&T’s profitability. In 2011, CB&T was able to significantly reduce its nonperforming lending-related assets, which declined 27.3% from the prior year. Total deposits were virtually unchanged from December 31, 2010.

Excluding the impact of FDIC-supported loans, the loan portfolio increased by $157 million from the prior year. In 2011, consumer loans increased $153 million and commercial real estate loans increased $124 million, offset by a $120 million decrease in commercial lending. FDIC-supported loans declined by $206 million in 2011. The balance of FDIC-supported loans declines over time as the portfolio matures, and no additional loans have been purchased since the 2009 acquisitions. The credit quality of CB&T’s loan portfolio improved during 2011, resulting in a 64.5% reduction in net loan and lease charge-offs.

Amegy Corporation

Amegy is headquartered in Houston, Texas and operates Amegy Bank, Amegy Mortgage Company, Amegy Investments, and Amegy Insurance Agency. Amegy Bank is the 8th largest full-service commercial bank in Texas as measured by domestic deposits in the state.

Over the past three years, Amegy has been able to maintain a relatively constant net interest margin and achieved profitability in 2011 and 2010 after experiencing a loss in 2009 primarily due to a goodwill impairment charge. Nonperforming lending-related assets decreased by 39.3% from the prior year. Total deposits increased from 2010 by 9.3%, driven by higher balances in business customers’ accounts. During 2011, Amegy’s loan portfolio increased by $457 million. Commercial loans grew by $962 million and consumer loans increased by $179 million, offset by a $684 million decrease in commercial real estate loans.

National Bank of Arizona

National Bank of Arizona is the 5th largest full-service commercial bank in Arizona as measured by domestic deposits in the state.

NBA had net income of $25.5 million in 2011 after posting a net loss of $7.9 million in 2010. Nonperforming lending-related assets decreased by 38.0% from the prior year. During 2011, the loan portfolio grew by $29 million. Increases in commercial lending and commercial real estate loans of $70 million and $14 million, respectively, were partially offset by a $55 million decrease in consumer loans. Total deposits were essentially unchanged from the prior year.

Nevada State Bank

Nevada State Bank is the 4th largest full-service commercial bank in Nevada as measured by domestic deposits in the state. NSB focuses on serving small and mid-sized businesses as well as retail consumers, with an emphasis in relationship banking.

The markets in which NSB operates are dependent on tourism and construction, and were severely impacted by the recent recession. At December 31, 2011, Nevada’s unemployment rate was the highest in the nation, and its housing market continued to suffer from a high rate of foreclosures. Despite economic challenges in the local market, many of NSB’s results improved over the previous year. In 2011, NSB had net income of $46.6 million compared to a net loss of $70.3 million in 2010. Net loan and lease charge-offs declined 71.1%, and nonperforming lending-related assets by 54.2%. Deposits increased 3.6% and the net interest margin decreased 19 bps from the prior year.

During 2011, NSB’s commercial real estate and commercial lending portfolios contracted by $260 million and $10 million, respectively, but was partially offset by a $122 million increase in consumer loans.

Vectra Bank Colorado

Vectra Bank Colorado, N.A. is the 10th largest full-service commercial bank in Colorado as measured by domestic deposits in the state.

Vectra had a net interest margin of 4.92% in 2011 compared to 5.02% in 2010, while the balance of outstanding loans increased during the year. Increases in consumer loans of $67 million and commercial real estate loans of $47 million were partially offset by a $10 million decline in commercial lending. Nonperforming lending-related assets decreased 29.5% from the prior year and the provision for loan losses decreased 50.4%. Total deposits at December 31, 2011 were 4.2% higher than a year earlier.

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

TCBW had net income of $2.7 million in 2011, following a net a loss of $0.5 million in 2010. Nonperforming lending-related assets decreased 42.6% and the provision for loan losses decreased 55.2% from the prior year. The commercial lending portfolio increased by $22 million, but commercial real estate loans decreased by $11 million and consumer loans decreased by $21 million. Total deposits were 4.7% higher at December 31, 2011 than a year earlier.

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

Average interest-earning assets were $47.1 billion for 2011 compared to $46.9 billion for 2010. Average interest-earning assets as a percentage of total average assets was 91.6% for 2011 compared to 90.8% for 2010.

Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements grew by 31.1% to $5.4 billion in 2011 compared to $4.1 billion in 2010. Average securities increased by 9.8% during 2011. Average total deposits decreased by 1.1% while average net loans and leases decreased by 3.8% for 2011 compared to 2010. The increases in average money market investments and average securities are a reflection of the fact that loan balances have decreased at a faster pace than the net decrease in customer deposits and other funding sources.

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

Schedules 10 and 11 present the Company’s asset-backed securities, classified by the highest of the ratings and the lowest of the ratings, respectively, from any of Moody’s Investors Service, Fitch Ratings or Standard & Poors.

In the discussion of our investment portfolio that follows, we have included certain credit rating information, because that information is one indication of the degree of credit risk to which we are exposed, and significant declines in ratings for our investment portfolio could indicate an increased level of risk for the Company. The Dodd-Frank Act requires that the use of rating agency ratings cannot be mandated by any federal agency for any purpose after July 21, 2011. However, regulations implementing this requirement have not yet been finalized, and therefore the Company cannot assess the impact, if any, this new requirement will have on the regulatory treatment of the Company’s investment securities, or when this might occur.

Schedule 10

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT HIGHEST CREDIT RATING*

AT DECEMBER 31, 2011

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI [1]	Carrying value	Net unrealized gains (losses) not recognized in OCI [1]	Estimated fair value

Held-to-maturity:
Municipal securities	$567	$565	$–	$565	$7	$572
Asset-backed securities:
Trust preferred securities – predominantly bank
Noninvestment grade	57	57	(6)	51	(34)	17
Noninvestment grade – OTTI/PIK’d2	31	30	(21)	9	–	9

	88	87	(27)	60	(34)	26

Trust preferred securities – predominantly insurance
Noninvestment grade	176	176	(14)	162	(44)	118

	176	176	(14)	162	(44)	118

Other
Noninvestment grade	19	18	–	18	(7)	11
Noninvestment grade – OTTI/PIK’d2	11	6	(3)	3	–	3

	30	24	(3)	21	(7)	14

	861	852	(44)	808	(78)	730

Available-for-sale:
U.S. Treasury securities	5	4	1	5		5
U.S. Government agencies and corporations:
Agency securities	153	153	5	158		158
Agency guaranteed mortgage-backed securities	518	535	18	553		553
Small Business Administration loan-backed securities	1,065	1,153	8	1,161		1,161
Municipal securities	123	121	1	122		122
Asset-backed securities:
Trust preferred securities – predominantly bank
AAA rated	4	4	–	4		4
AA rated	69	48	1	49		49
A rated	271	219	(6)	213		213
BBB rated	172	167	(60)	107		107
Noninvestment grade	383	350	(159)	191		191
Noninvestment grade – OTTI/PIK’d [2]	971	702	(552)	150		150

	1,870	1,490	(776)	714		714

Trust preferred securities – predominantly insurance
AA rated	59	54	–	54		54
A rated	32	31	(4)	27		27
Noninvestment grade	188	188	(72)	116		116
Noninvestment grade – OTTI/PIK’d [2]	6	6	(3)	3		3

	285	279	(79)	200		200

Trust preferred securities – single banks
Not rated	25	25	(9)	16		16

	25	25	(9)	16		16

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(2)	14		14
Noninvestment grade – OTTI/PIK’d [2]	45	24	(19)	5		5

	70	40	(21)	19		19

Auction rate securities
AAA rated	76	71	(1)	70		70

	76	71	(1)	70		70

Other
AAA rated	7	6	1	7		7
AA rated	11	11	(5)	6		6
A rated	25	25	–	25		25
Noninvestment grade	5	4	(1)	3		3
Noninvestment grade – OTTI/PIK’d [2]	48	19	(10)	9		9

	96	65	(15)	50		50

	4,286	3,936	(868)	3,068		3,068

Mutual funds and other	163	163	–	163		163

	4,449	4,099	(868)	3,231		3,231

Total	$5,310	$4,951	$(912)	$4,039	$(78)	$3,961

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the highest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have OTTI and/or securities whose interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

Schedule 11

INVESTMENT SECURITIES PORTFOLIO

ASSET-BACKED SECURITIES CLASSIFIED AT LOWEST CREDIT RATING*

AT DECEMBER 31, 2011

(In millions)	Par value	Amortized cost	Net unrealized gains (losses) recognized in OCI[1]	Carrying value	Net unrealized gains (losses) not recognized in OCI[1]	Estimated fair value

Held-to-maturity:
Municipal securities	$567	$565	$–	$565	$7	$572
Asset-backed securities:
Trust preferred securities – predominantly bank
Noninvestment grade	57	57	(6)	51	(34)	17
Noninvestment grade – OTTI/PIK’d2	31	30	(21)	9	–	9

	88	87	(27)	60	(34)	26

Trust preferred securities – predominantly insurance
Noninvestment grade	176	176	(14)	162	(44)	118

	176	176	(14)	162	(44)	118

Other
Noninvestment grade	19	18	–	18	(7)	11
Noninvestment grade – OTTI/PIK’d 2	11	6	(3)	3	–	3

	30	24	(3)	21	(7)	14

	861	852	(44)	808	(78)	730

Available-for-sale:
U.S. Treasury securities	5	4	1	5		5
U.S. Government agencies and corporations:
Agency securities	153	153	5	158		158
Agency guaranteed mortgage-backed securities	518	535	18	553		553
Small Business Administration loan-backed securities	1,065	1,153	8	1,161		1,161
Municipal securities	123	121	1	122		122
Asset-backed securities:
Trust preferred securities – predominantly bank
A rated	69	48	1	49		49
Noninvestment grade	830	740	(225)	515		515
Noninvestment grade – OTTI/PIK’d2	971	702	(552)	150		150

	1,870	1,490	(776)	714		714

Trust preferred securities – predominantly insurance
AA rated	55	50	–	50		50
A rated	4	4	–	4		4
Noninvestment grade	220	219	(76)	143		143
Noninvestment grade – OTTI/PIK’d2	6	6	(3)	3		3

	285	279	(79)	200		200

Trust preferred securities – single banks
Not rated	25	25	(9)	16		16

	25	25	(9)	16		16

Trust preferred securities – real estate investment trusts
Noninvestment grade	25	16	(2)	14		14
Noninvestment grade – OTTI/PIK’d2	45	24	(19)	5		5

	70	40	(21)	19		19

Auction rate securities
AAA rated	76	71	(1)	70		70

	76	71	(1)	70		70

Other
AAA rated	6	5	1	6		6
AA rated	11	11	(5)	6		6
A rated	26	26	–	26		26
Noninvestment grade	5	4	(1)	3		3
Noninvestment grade – OTTI/PIK’d2	48	19	(10)	9		9

	96	65	(15)	50		50

	4,286	3,936	(868)	3,068		3,068

Mutual funds and other	163	163	–	163		163

	4,449	4,099	(868)	3,231		3,231

Total	$5,310	$4,951	$(912)	$4,039	$(78)	$3,961

*	Ratings categories include entire range. For example, “A rated” includes A+, A and A-. Split rated securities with more than one rating are categorized at the lowest rating level.
[1]	Other comprehensive income. All amounts reported are pretax.
[2]

Consists of securities determined to have OTTI and/or securities whose interest payment was capitalized as opposed to being paid in cash, as permitted under the terms of the security. This capitalization feature is known as Payment In Kind (“PIK”) and where exercised the security is called PIK’d.

Schedule 12

INVESTMENT SECURITIES PORTFOLIO

	December 31, 2011			December 31, 2010			December 31, 2009
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value

Held-to-maturity:
Municipal securities	$565	$565	$572	$578	$578	$582	$606	$606	$609
Asset-backed securities:
Trust preferred securities – banks and insurance	263	222	144	263	239	189	265	239	208
Other	24	21	14	28	24	17	30	25	16

	$852	$808	$730	$869	$841	$788	$901	$870	$833

Available-for-sale:
U.S. Treasury securities	$4	$5	$5	$705	$706	$706	$26	$26	$26
U.S. Government agencies and corporations:
Agency securities	153	158	158	201	208	208	243	249	249
Agency guaranteed mortgage-backed securities	535	553	553	566	576	576	374	385	385
Small Business Administration loan-backed securities	1,153	1,161	1,161	867	868	868	782	768	768
Municipal securities	121	122	122	156	158	158	237	242	242
Asset-backed securities:
Trust preferred securities – banks and insurance	1,794	930	930	1,947	1,243	1,243	2,023	1,361	1,361
Trust preferred securities – real estate investment trusts	40	19	19	46	19	19	56	24	24
Auction rate securities	71	70	70	111	110	110	160	160	160
Other	65	50	50	103	81	81	127	77	77

	3,936	3,068	3,068	4,702	3,969	3,969	4,028	3,292	3,292

Mutual funds and other	163	163	163	237	237	237	364	364	364

	4,099	3,231	3,231	4,939	4,206	4,206	4,392	3,656	3,656

Total	$4,951	$4,039	$3,961	$5,808	$5,047	$4,994	$5,293	$4,526	$4,489

The amortized cost of investment securities on December 31, 2011 decreased by 14.8% from the balances on December 31, 2010, primarily due to the sale of investments in U.S. Treasury securities and reductions in asset-backed securities, partially offset by increased investments in SBA loan-backed securities.

The amortized cost of investment securities at December 31, 2010 increased by 9.7% from the previous year. This was primarily due to increased investments in short-term U.S. Treasury securities, agency guaranteed mortgage-backed securities, and Small Business Administration loan-backed securities, partially offset by decreased investments in auction rate securities, mutual funds and other, as well as municipal securities.

As of December 31, 2011, 5.0% of the $3.2 billion fair value of available-for-sale securities portfolio was valued at Level 1, 61.6% was valued at Level 2, and 33.4% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. As of December 31, 2010 the fair value of available-for-sale securities totaled $4.2 billion, of which 22.2% was valued at Level 1, 43.0% at Level 2, and 34.8% at Level 3. See Note 21 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $1,983 million at December 31, 2011 and the fair value of these securities was $1,079 million. The securities valued at Level 3 were comprised of ABS CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at the end of 2011 was $904 million. As of December 31, 2011, we believe that we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 available-for-sale securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

Valuation Sensitivity of Level 3 Bank and Insurance CDOs

The following schedule sets forth the sensitivity of the current CDO fair values, using an internal model, to changes in the most significant assumptions utilized in the model.

Schedule 13

SENSITIVITY OF INTERNAL MODEL

(Amounts in millions)		Bank and insurance CDOs at Level 3
		Held-to-maturity		Available-for-sale

Fair value balance at December 31, 2011		$144		$910

Currently Modeled Assumptions		Incremental	Cumulative	Incremental	Cumulative
Expected collateral credit losses[1]
Loss percentage from currently defaulted or deferring collateral[2]			4.3%		20.0%
Projected loss percentage from currently performing collateral
1-year		0.3%	4.6%	0.4%	20.4%
years 2-5		1.7%	6.3%	1.3%	21.7%
years 6-30		11.0%	17.3%	9.2%	30.9%
Discount rate[3]
Weighted average spread over LIBOR		827 bp		1170 bp

Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral[4]	25%	$(0.6)		$(4.6)
	50%	(1.2)		(8.6)
	100%	(2.3)		(17.2)
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral[4] and the immediate default of all deferring collateral with no recovery	25%	$(5.8)		$(99.2)
	50%	(6.3)		(103.6)
	100%	(7.0)		(112.4)
Increase (decrease) in fair value due to increase in discount rate	+ 100 bp	$ (12.7)		$(61.3)
	+ 200 bp	(24.0)		(115.8)
Increase (decrease) in fair value due to increase in Forward LIBOR Curve	+ 100 bp	$7.5		$43.4

Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$3.0		$29.6
increase in prepayment assumption[6]	+2%	5.9		57.1

[1]

The Company uses an incurred credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation. These current and projected losses are reflected in the CDO’s fair value.

[2]

Weighted average percentage of collateral that is defaulted due to bank failures, or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit-specific probability of default on deferring collateral which ranges from 2.18% to 100%.

[3]	The discount rate is a spread over the LIBOR swap yield curve at the date of valuation.
[4]

Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30 year losses of 36.4% = 30.9%+50%(0.4%+1.3%+9.2%) and 41.8% = 30.9%+100%(0.4%+1.3%+9.2%) respectively.

[5]	Prepayment rate for small banks increased to 4% per year for each year through maturity.
[6]	Prepayment rate for small banks increased to 5% per year for each year through maturity.

The 2011 sensitivity analysis of valuation assumptions, when compared to the same projection for 2010, identifies that actual collateral credit losses in 2011 were slightly lower than those projected. However, lifetime collateral loss projections increased year-over-year because in 2011 the Company increased the assumed medium-term and long-term PDs for the best performing collateral. These more severe assumptions muted the effect of increased financial ratio improvement in some collateral.

The discount rates applicable to CDO tranches increased during the year especially for lower priority tranches, due to an increase in distressed debt spreads over the risk-free-rate. The higher discount rates caused the portfolio fair value to be less sensitive than it was at the start of 2011 to the specific additional adverse assumption changes set out in the preceding schedule. The weighted average discount rate increased by 300 bps during 2011. The valuation of the AFS and HTM portfolios, including the use of trading prices, is further discussed in Note 21 of the Notes to Consolidated Financial Statements.

During the course of the year, we made the following significant assumption changes as evidence developed:

Significant Assumption Changes for 2011

Prepayment Rate

In the third quarter of 2011 the Company increased the prepayment assumptions for small banks because of the extent of observed prepayments made by these types of banks. The prepayment rate assumption for small banks was increased from 0% for five years and 2% thereafter to 3% per year for each year. This produced $11 million of OTTI, and the Company maintained that assumption through the end of the year. We changed this assumption because our CDO pools experienced significant and increasing prepayments of small bank trust preferred securities during 2011. We define “small banks” as collateral that is not subject to the phased-in disallowance of bank trust preferred securities as Tier 1 Capital required by the Dodd-Frank Act. These are primarily banks with assets below $15 billion and, to a lesser extent, insurance companies in mixed bank and insurance company CDOs.

Since the third quarter of 2010, we have assumed that large banks with investment grade ratings will fully prepay by the end of 2015. We also assume that prepayment behaviors will be skewed toward the end of the disallowance period. The Dodd-Frank Act became effective during the third quarter of 2010, and it phases in the disallowance of the inclusion of trust preferred securities in Tier 1 capital for banks with assets over $15 billion (“large banks”). For those institutions within each pool with investment grade ratings, we assume that trust preferred securities will be called prior to the end of the disallowance period.

Given the 3% small bank prepayment rate assumption and the differing extent of big banks in CDO pools, the pool specific prepayment rate until the end of 2015 is calculated with reference to both (a) the percentage of each pool’s performing collateral consisting of small banks, as well as, (b) the percentage which consists of collateral from large banks with investment grade ratings. After 2015 each pool is assumed to prepay at a 3% annual rate.

For the fourth quarter of 2011, the resulting average annual prepayment rate assumption for pools which include both large and small banks is 6.67% for each year through 2015, followed by an annual prepayment rate assumption of 3% thereafter. For pools without large banks, we assume a 3% annual prepayment rate. Increased prepayment rates are generally favorable for the fair value of the most senior tranches and adverse to the fair value of the more junior tranches. Increasing the prepayment rate for small bank collateral from the assumed 3% CPR to a 4% or 5% CPR increases the fair value of the portfolio, while decreasing the rate to 1% would slightly reduce the fair value.

Short-Term Probabilities of Default

For the third quarter of 2011, the Company set a floor PD of 30 bps for years one through five for collateral where the higher of the one-year PDs from our ratio based approach and those from our third party licensed model would have been lower. The Company set the floor at 30 bps in order to be consistent with the short-term PD that we would apply if we had direct lending exposures to CDO pool collateral. This change had no material impact on fair value or the recording of OTTI.

Medium-Term Probabilities of Default

In the fourth quarter of 2011, the Company changed its medium-term PDs for the best performing banks in the medium-term given the systemic risk remaining in the banking sector. Previously, the Company had assumed a floor on PDs of 30 bps for years one through five, and then stepped the PD up to 65 bps in year six and beyond. Beginning in the fourth quarter, we changed this step-up assumption to an assumed floor on PDs of 48 bps for years two to five followed by a second step-up to the assumed 65 bps default rate in year six. These increases in the medium-term PDs of the best performing banks created additional medium-term collateral credit losses because financial ratio improvement in certain bank collateral only partially offset the assumption change. While the changes had no material impact on fair value, it did require the company to record $4.6 million of credit-related OTTI in the fourth quarter of 2011.

Long-Term Probabilities of Default

In the second quarter of 2011, the Company raised its long-term floor PD for bank collateral for years six to maturity from 30 bps to 50 bps to be more consistent with historical bank failure rates over long periods of time. This change resulted in $2.5 million of OTTI in the second quarter of 2011. In the third quarter of 2011 this assumption was increased to 65 bps, and the 65 bps long-term floor PD assumption was further maintained for the fourth quarter of 2011. The Company’s increase to an assumed 65 bps minimum floor PD for bank collateral starting in year 6 was more consistent with greater weighting for more recent bank failures. The assumption increase was also driven by the observed pattern that banks which issued trust preferred have and may continue to fail at rates in excess of the failure rate of the general universe of banks. While this change had no material impact on the fair value, it did require the Company to record $2.5 million of OTTI.

Bank Collateral Deferrals

The Company’s loss and recovery experience as of December 31, 2011 (and our Level 3 modeling assumption) is essentially a 100% loss on defaults, although we have, to date, received several, generally small, recoveries on defaults. Our experience with deferring bank collateral has been that of all collateral that has elected to defer beginning in 2007 or thereafter, 49% has defaulted, and approximately 42% remains within the allowable deferral period. Additionally, thirty-three issuing banks, with collateral aggregating to 9% of all deferrals and 18% of all surviving deferrals, have either come current and resumed interest payments on their trust preferred securities or will do so at the next payment date. Older deferrals are more likely to have defaulted. Approximately 91% of the bank collateral which first deferred prior to January 1, 2009 had defaulted by December 31, 2011. For bank collateral which first deferred on or after January 1, 2009, 34% had defaulted by December 31, 2011. New deferrals peaked in 2009. In 2008, 9% of collateral performing at the start of the year elected to defer by year end. This contrasts with 19% in 2009, and 10% in 2010. A total of $509.9 million of bank collateral elected to defer in 2011 which comprises 4.6% of the collateral performing at the start of 2011. In 2010 $1,237.3 million of bank collateral elected to defer. Further information on the Company’s valuation process is detailed in Note 21 of the Notes to Consolidated Financial Statements.

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

Schedule 14

BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOS

BY ORIGINAL RATINGS LEVEL

AT DECEMBER 31, 2011

	Number of securities	% of portfolio	Total				Credit loss		Valuation losses[1]
(Dollar amounts in millions)			Par value	Amortized cost	Estimated fair value	Unrealized loss	Current year	Life-to- date	Life-to- date
Original ratings of securities, non-OTTI:
Original AAA	27	37.4%	$857.3	$766.3	$538.7	$(227.6)	$–	$–	$(99.6)
Original A	20	19.7	451.5	451.6	248.9	(202.7)	–	–	–
Original BBB	5	2.0	46.5	46.5	23.0	(23.5)	–	–	–

Total non-OTTI		59.1	1,355.3	1,264.4	810.6	(453.8)	–	–	(99.6)

Original ratings of securities, OTTI:
Original AAA	1	2.2	50.0	43.4	16.5	(26.9)	–	(4.8)	(1.9)
Original A	42	35.8	820.0	598.6	125.9	(472.7)	(18.1)	(223.8)	–
Original BBB	6	2.9	67.1	24.2	2.5	(21.7)	(10.1)	(42.8)	–

Total OTTI		40.9	937.1	666.2	144.9	(521.3)	(28.2)	(271.4)	(1.9)

Total noninvestment grade bank and insurance CDOs		100.0%	$2,292.4	$1,930.6	$955.5	$(975.1)	$(28.2)	$(271.4)	$(101.5)

			Average holding[2]
			Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)
Original ratings of securities, non-OTTI:
Original AAA			$30.6	$27.4	$19.2	$(8.2)
Original A			16.1	16.1	8.9	(7.2)
Original BBB			9.3	9.3	4.6	(4.7)

Original ratings of securities, OTTI:
Original AAA			50.0	43.4	16.5	(26.9)
Original A			15.8	11.5	2.4	(9.1)
Original BBB			11.2	4.0	0.4	(3.6)

[1]	Valuation losses relate to securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.
[2]	The Company may have more than one holding of the same security.

Schedule 15

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOs

AT DECEMBER 31, 2011

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing[1]	% of original collateral defaulted [2]	% of original collateral deferring[3]	Subordination as a % of performing collateral[4]	Collateral- ization %[5]	Present value of expected cash flows discounted at coupon rate as a % of par[6]	Lifetime additional projected loss from performing collateral[7]

Original ratings of securities, non-OTTI:
Original AAA
Best	BB	23	21	1.14%	4.26%	93.16%	1,461.59%	100%	–
Weighted average		89	58	15.52	13.25	41.14	261.15	100	10.43%
Worst	CC	17	7	28.71	26.91	8.96	159.86	100	14.33
Original A
Best	B	34	34	–	–	27.76	347.12	100	10.25
Weighted average		17	15	3.39	6.52	11.82	138.44	100	12.53
Worst	C	6	4	10.31	26.91	(10.66)[8]	69.56 [9]	100	14.57
Original BBB
Best	CCC	34	34	–	–	16.70	355.80	100	11.20
Weighted average		26	23	1.75	4.05	9.16	238.30	100	12.51
Worst	CC	24	20	6.13	9.26	2.73	152.53	100	13.70
Original ratings of securities, OTTI:
Original AAA
Single security	CCC	43	24	16.89	25.82	29.04	231.15	93	9.50
Original A
Best	CCC	37	31	–	1.89	54.27	169.99	100	–
Weighted average		53	33	11.99	17.09	(13.62)	63.52	81	11.02
Worst	C	3	–	27.50	29.55	(50.23)	7.40	36	15.93
Original BBB
Best	C	42	38	6.28	1.84	(5.82)[8]	82.89 [9]	100	8.77
Weighted average		78	52	13.72	18.25	(25.61)	(143.24)	44	10.92
Worst	C	36	17	20.80	25.82	(44.86)	(275.63)	–	14.57

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
[2]	Collateral is identified as defaulted when a regulator closes an issuing bank.
[3]	Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
[4]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 2.18% to 100% dependent on credit for each deferring piece of collateral. “Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral.

[5]

Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption ranging from 2.18% to 100% dependent on credit for each deferring piece of collateral. “Collateralization” in the schedule identifies the portion of a CDO tranche that is backed by nondefaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is senior to our security’s priority level. The denominator is the par amount of the tranche. Par is defined as the original par less any principal paydowns.

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

Certain original A-rated and original B-rated securities described in the previous schedule currently have negative subordination and are therefore under-collateralized, and yet are not identified as having OTTI. This is because our cash flow projections for these securities show negative subordination being cured prior to the securities’ maturities. The collateral that backs a tranche can increase if the more senior liabilities of the CDO decrease. This occurs when collateral deterioration due to defaults and deferral triggers alternative waterfall provisions for the cash flow. A structural credit protection feature reroutes cash (interest collections) from the more junior classes of debt and income notes to pay down the principal of the most senior liabilities. As the most senior liabilities are paid down while the collateral remains unchanged (and if there are no additional unexpected defaults), the next level of tranches become better secured. The rerouting continues to divert cash away from the most junior classes of debt or income notes and gives better security to our tranche. Our cash flow projections predict full payment of amortized cost and interest.

Schedule 16 presents the maturities of the different types of investments that the Company owned and the corresponding average yield as of December 31, 2011. It should be noted that most of the SBA loan-backed securities and asset-backed securities are variable rate and their repricing periods are significantly less than their contractual maturities. Also see “Liquidity Risk” on page 83 and Notes 1, 5 and 8 of the Notes to Consolidated Financial Statements for additional information about the Company’s investment securities and their management.

Schedule 16

MATURITIES AND AVERAGE YIELDS ON SECURITIES

AT DECEMBER 31, 2011

(Amounts in millions)	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*

Held-to-maturity:
Municipal securities	$565	6.5%	$53	6.1%	$200	6.5%	$130	6.5%	$182	6.7%
Asset-backed securities:
Trust preferred securities – banks and insurance	263	2.3	–		1	2.8	39	2.4	223	2.3
Other	24	1.2	–		11	1.3	10	1.2	3	1.1

	852	5.1	53	6.1	212	6.2	179	5.3	408	4.3

Available-for-sale:
U.S. Treasury securities	4	2.5	3	0.1	1	8.5	–		–
U.S. Government agencies and corporations:
Agency securities	153	4.9	20	4.8	56	4.9	53	4.6	24	5.4
Agency guaranteed mortgage-backed securities	535	4.3	90	4.3	235	4.3	126	4.2	84	4.2
Small Business Administration loan-backed securities	1,153	3.5	230	3.5	546	3.5	266	3.5	111	3.5
Municipal securities	121	6.4	6	4.2	29	6.0	63	7.6	23	4.0
Asset-backed securities:
Trust preferred securities – banks and insurance	1,794	1.1	63	1.6	191	1.3	257	1.2	1,283	1.0
Trust preferred securities – real estate investment trusts	40	0.9	–		–		8	0.9	32	0.9
Auction rate securities	71	0.2	–		–		3	0.3	68	0.2
Other	65	1.5	30	1.4	17	1.9	5	1.4	13	1.4

	3,936	2.5	442	3.3	1,075	3.4	781	3.2	1,638	1.4

Mutual funds and other	163		163		–		–		–

	4,099	2.4	605	2.4	1,075	3.4	781	3.2	1,638	1.4

Total	$4,951	2.9	$658	2.7	$1,287	3.9	$960	3.6	$2,046	2.0

*	Taxable-equivalent rates used where applicable.

As shown in Schedule 17, the investment securities portfolio at December 31, 2011 includes $607 million of nonrated, fixed-income securities compared to $612 million at December 31, 2010. Nonrated municipal securities held in the portfolio were underwritten by Zions Bank’s Municipal Credit Department in accordance with its established municipal credit standards.

Schedule 17

NONRATED SECURITIES

	December 31,
(In millions)	2011	2010
Municipal securities	$554	$566
Other nonrated debt securities	53	46

	$607	$612

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

For some CDO tranches, for which we previously recorded OTTI, expected future cash flows have remained stable or have slightly improved subsequent to the quarter that OTTI was identified and recorded. For other CDO tranches, an adverse change in the expected future cash flow has resulted in the recording of additional OTTI. In both situations, while a large difference may remain between fair value and amortized cost, the difference is not due to credit. The expected future cash flow substantiates the return of the full amortized cost as described below. The primary drivers of unrealized losses in these CDOs are further discussed in Note 5 of the Notes to Consolidated Financial Statements.

We utilize a present value technique to both identify the OTTI present in the CDO tranches and to estimate fair value. For purposes of determining the portion of the difference between fair value and amortized cost that is due to credit, we follow ASC 310, which includes paragraphs 12-16 of the former SFAS No. 114. The standard specifies that a cash flow projection can be present valued at the security specific effective interest rate and the resulting present value compared to the amortized cost in order to quantify the credit component of impairment. Since our early adoption of the new guidance under ASC 320 on January 1, 2009, we have followed this methodology to identify the credit component of impairment to be recognized in earnings each quarter.

During 2011, the Company recognized credit-related net impairment losses on CDOs of $33.7 million, compared to losses of $85.4 million in 2010. Schedule 18 identifies the breakdown of OTTI in 2011.

Schedule 18

OTTI BREAKDOWN

(In millions)	December 31, 2011

Assumption changes on bank collateral
Increased prepayment rate[1]	$11.0
Increased medium-term PDs[2]	4.6
Increased long-term PDs[2]	2.5
Credit deterioration	11.3
Homebuilder bankruptcy	4.3

$33.7

[1]	For small banks
[2]	For best performing banks

Exposure to State and Local Governments

The Company provides multiple services to state and local governments (referred to together as “municipalities”), including deposit services, loans, investment banking services, and by investing in securities issued by them.

Schedule 19 summarizes the Company’s exposure to state and local municipalities.

Schedule 19

MUNICIPALITIES

	December 31,
(In millions)	2011	2010

Loans and leases	$442	$439
Held-to-maturity – municipal securities	564	578
Available-for-sale – municipal securities	122	158
Available-for-sale – auction rate securities	70	109
Trading account – municipal securities	9	12
Unused commitments to extend credit	103	140

Total direct exposure to municipalities	$1,310	$1,436

Company policy requires that extensions of credit to municipalities be subjected to specific underwriting standards. At December 31, 2011 all of the outstanding municipal loans were performing and none were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 78% of the outstanding credits were originated by Zions Bank, Vectra, and CB&T. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

All municipal securities are reviewed quarterly for OTTI. HTM securities consist of unrated bonds issued by small local governmental entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of HTM and AFS municipal securities are evaluated by the Company for their credit worthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 97% are rated by major credit rating agencies and were rated investment grade as of December 31, 2011. Municipal securities in the trading account are held for resale to customers. The Company underwrites municipal bonds which are sold to third party investors.

European Exposure

The Company is monitoring global economic conditions and is aware of concerns over the creditworthiness of the governments of Portugal, Ireland, Italy, Greece, and Spain. The Company has not granted loans to and does not own securities issued by these governments, and has little or no direct exposure to companies or individuals in those countries.

In the normal course of business, the Company may enter into transactions with subsidiaries of companies and financial institutions headquartered in Portugal, Ireland, Italy, Greece, or Spain. Such transactions may include deposits, loans, letters of credit, and derivatives, as well as foreign currency exchange agreements. As of December 31, 2011, these transactions did not present any material direct or indirect risk exposure to the Company. Among the derivative transactions, the Company has entered into a TRS agreement with Deutsche Bank AG with regard to certain bank and insurance trust preferred CDOs (see Note 8 of the Notes to Consolidated Financial Statements). If Deutsche Bank were unable to perform under the TRS, the agreement would terminate at no cost to Zions. There would be no balance sheet impact from cancellation, and the Company would save approximately $5.3 million in fees quarterly. However, if the TRS were cancelled, the Company would lose the potential future risk mitigation benefits of the TRS, and regulatory risk weighted assets under the Basel I framework would increase by approximately $3.4 billion, which would reduce regulatory risk-based capital ratios by approximately 7%.

Loans Held for Sale

Loans held for sale, consisting primarily of consumer mortgage and small business loans to be sold in the secondary market, were $202 million at December 31, 2011, compared with $206 million at December 31, 2010. The consumer loans are primarily fixed rate mortgages that are originated and sold to third parties.

Loan Portfolio

As of December 31, 2011, net loans and leases accounted for 69.9% of total assets compared to 72.0% at the end of 2010. Schedule 20 presents the Company’s loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2011. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in certain cases the Company has hedged the repricing characteristics of its variable-rate loans as more fully described in “Interest Rate Risk” on page 80.

Schedule 20

LOAN PORTFOLIO BY TYPE AND MATURITY

	December 31, 2011
	One year or less	One year through five years	Over five years	Total	December 31,
(In millions)					2010	2009	2008	2007

Commercial:
Commercial and industrial	$5,729	$3,556	$1,109	$10,394	$9,167	$9,631	$11,202	$10,182
Leasing	49	303	70	422	410	466	431	503
Owner occupied	454	1,473	6,239	8,166	8,218	8,752	8,743	7,545
Municipal	91	86	265	442	439	356	288	274

Total commercial	6,323	5,418	7,683	19,424	18,234	19,205	20,664	18,504

Commercial real estate:
Construction and land development	1,081	973	222	2,276	3,499	5,552	7,516	7,869
Term	893	3,350	3,663	7,906	7,650	7,255	6,196	5,336

Total commercial real estate	1,974	4,323	3,885	10,182	11,149	12,807	13,712	13,205

Consumer:
Home equity credit line	20	157	2,008	2,185	2,142	2,135	2,005	1,608
1-4 family residential	35	179	3,701	3,915	3,499	3,642	3,877	3,975
Construction and other consumer real estate	96	39	172	307	343	459	774	945
Bankcard and other revolving plans	146	131	14	291	297	341	374	347
Other	35	156	32	223	233	293	385	460

Total consumer	332	662	5,927	6,921	6,514	6,870	7,415	7,335

FDIC-supported loans	201	257	293	751	971	1,445	–	–

Total loans	$8,830	$10,660	$17,788	$37,278	$36,868	$40,327	$41,791	$39,044

Loans maturing:
With fixed interest rates	$1,363	$4,370	$3,377	$9,110
With variable interest rates	7,467	6,290	14,411	28,168

Total	$8,830	$10,660	$17,788	$37,278

As of December 31, 2011, net loans and leases were $37.1 billion, reflecting a 1.1% increase from the prior year. The increase is primarily attributable to an increase in new loan originations, as well as a decrease in charge-offs of existing loans.

Most of the growth in the loan portfolio during 2011 occurred in commercial and industrial, commercial real estate term, and 1-4 family residential consumer loans, but was partially offset by declines in commercial real estate construction and land development and FDIC-supported loans. The total loan portfolio grew primarily at Amegy, Vectra, and NBA, while balances at Zions Bank and NSB declined.

Commercial and industrial loans as well as 1-4 family residential consumer loans grew due to increased customer demand, while the increase in commercial real estate term loans was driven, in part, by construction loans converting to term loans when projects are completed. Commercial construction and land development loans declined due to pay-downs, charge-offs, and the completion of construction projects. Additionally, the demand for these types of loans has remained weak throughout 2011. The balance of FDIC-supported loans declined mostly due to pay-downs and pay-offs, and the fact that the Company has not purchased additional loans with FDIC loss sharing coverage since 2009. We expect construction and development loan balances to continue to decline at a moderating rate through much of 2012, and we expect FDIC-supported loan balances to decline to zero over the next few years.

Loans serviced for the benefit of others amounted to approximately $2.3 billion, $2.7 billion and $2.7 billion at December 31, 2011, 2010 and 2009, respectively.

Foreign loans consist primarily of commercial and industrial loans and totaled $46 million, $110 million, and $65 million at December 31, 2011, 2010, and 2009, respectively.

Other Noninterest-Bearing Investments

Schedule 21 sets forth the Company’s other noninterest-bearing investments.

Schedule 21

OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2011	2010

Bank-owned life insurance	$443	$428
Federal Home Loan Bank stock	116	125
Federal Reserve stock	132	128
SBIC investments	39	38
Non-SBIC investment funds and other	121	125
Trust preferred securities	14	14

	$865	$858

Deposits

Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits decreased by 1.1% during 2011, with average interest-bearing deposits decreasing by 5.9% and average noninterest-bearing increasing by 9.1%. The decline in deposits resulted from actions taken by the Company to reduce higher-cost deposits, including money market and time deposits. The increase in average noninterest-bearing deposits was largely driven by increased deposits of business customers. The average interest rate paid for interest-bearing deposits was 21 bps lower in 2011 than in 2010.

Core deposits at December 31, 2011, which exclude time deposits larger than $100,000 and brokered deposits, grew by 6.8%, or $2.6 billion, from December 31, 2010. The increase was due to growth in noninterest-bearing deposits, as well as savings and NOW deposits, partially offset by decreased time and money market deposits.

Demand, savings and money market deposits comprised 88.4% of total deposits at the end of 2011, compared with 85.8% at December 31, 2010.

During 2011 and 2010, the Company reduced brokered deposits due to excess liquidity and weak loan demand. At December 31, 2011, total deposits included $204 million of brokered deposits compared to $435 million at December 31, 2010.

See Notes 11 and 12 of the Notes to Consolidated Financial Statements and “Liquidity Risk” on page 83 for additional information on funding and borrowed funds.

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

Centralized oversight of credit risk is provided through a uniform credit policy, credit administration, and credit examination functions at the Parent. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over, and the independent evaluation of, credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Further, an independent internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to management and to the Credit Review Committee of the Board of Directors. New, expanded, or modified products and services, as well as new lines of business, are approved by the New Product Review Committee at the bank level or Parent level, depending on the inherent risk of the new activity.

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

Credit risk associated with counterparties to off-balance sheet credit instruments is generally limited to the hedging of interest rate risk through the use of swaps and futures. Our subsidiary banks that engage in this activity have ISDA agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between our subsidiaries and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. Some of these counterparties are domiciled in Europe; however, the Company’s maximum exposure that is not cash collateralized to any single counterparty did not exceed $11 million at December 31, 2011.

The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company attempts to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. During 2009, the Company adopted new concentration limits on various types of commercial real estate lending, particularly construction and land development lending, which have contributed to further reducing the Company’s exposure to this type of lending. Subsequently, the Company has further tightened concentration limits in various types of commercial real estate lending, and has adopted concentration limits related to other types of lending, including leveraged lending and lending to municipalities and to the energy sector. All of these limits are continually monitored and revised as necessary. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries.

As displayed in Schedule 22, at the end of 2011, no single loan type exceeded 27.9% of the Company’s total loan portfolio. During 2011, construction and land development decreased to 6.1% of total loans, compared to 9.5% at the end of 2010.

Schedule 22

LOAN PORTFOLIO DIVERSIFICATION

	December 31, 2011		December 31, 2010
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans

Commercial:
Commercial and industrial	$10,394	27.9%	$9,167	24.9%
Leasing	422	1.1	410	1.1
Owner occupied	8,166	21.9	8,218	22.3
Municipal	442	1.2	439	1.2

Total commercial	19,424		18,234

Commercial real estate:
Construction and land development	2,276	6.1	3,499	9.5
Term	7,906	21.2	7,650	20.8

Total commercial real estate	10,182		11,149

Consumer:
Home equity credit line	2,185	5.9	2,142	5.8
1-4 family residential	3,915	10.5	3,499	9.5
Construction and other consumer real estate	307	0.8	343	0.9
Bankcard and other revolving plans	291	0.8	297	0.8
Other	223	0.6	233	0.6

Total consumer	6,921		6,514

FDIC-supported loans	751	2.0	971	2.6

Total loans	$37,278	100.0%	$36,868	100.0%

The Company’s loan portfolio includes loans that were acquired from failed banks in 2009: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts. Therefore, the Company’s financial exposure to losses from these assets is substantially limited. In addition, the acquired loans have performed better than expected. FDIC-supported loans represented approximately 2.0% and 2.6% of the Company’s total loan portfolio at the end of 2011 and 2010, respectively.

The Company participates in various lending programs in which guarantees are supplied by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of December 31,

2011, the principal balance of such loans was $603 million, and the guaranteed portion amounted to $446 million. Most of these loans were guaranteed by the Small Business Administration. Schedule 23 presents government agency guaranteed loans, excluding FDIC-supported loans, as of December 31, 2011.

Schedule 23

GOVERNMENT GUARANTEES

(Amounts in millions)	December 31, 2011	Percent guaranteed

Commercial	$581	74%
Commercial real estate	20	75
Consumer	2	100

Total excluding FDIC-supported loans	$603	74

The credit quality of the Company’s loan portfolio continued to improve throughout 2011. Nonperforming lending related assets decreased by 41.9% from December 31, 2010. Gross charge-offs declined to $560 million compared to $1,074 million in 2010. Net charge-offs decreased to $456 million in 2011 from $983 million in 2010.

Commercial Lending

Schedule 24 provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.

Schedule 24

COMMERCIAL LENDING BY INDUSTRY GROUP

	December 31, 2011		December 31, 2010
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,758	14.2%	$2,488	13.6%
Manufacturing	2,075	10.7	1,984	10.9
Mining, quarrying and oil and gas extraction	1,780	9.2	1,346	7.4
Retail trade	1,649	8.5	1,585	8.7
Wholesale trade	1,605	8.2	1,500	8.2
Healthcare and social assistance	1,245	6.4	1,264	6.9
Construction	1,084	5.6	1,110	6.1
Professional, scientific and technical services	954	4.9	966	5.3
Transportation and warehousing	953	4.9	866	4.8
Finance and insurance	867	4.5	963	5.3
Accommodation and food services	828	4.2	809	4.4
Other [1]	3,626	18.7	3,353	18.4

Total	$19,424	100.0%	$18,234	100.0%

[1]	No other industry group exceeds 5%.

Commercial Real Estate Loans

As reflected in Schedule 25, the commercial real estate portfolio is well diversified by property type, purpose, and collateral location.

Schedule 25

COMMERCIAL REAL ESTATE PORTFOLIO BY PROPERTY TYPE AND COLLATERAL LOCATION

(REPRESENTS PERCENTAGES BASED UPON OUTSTANDING COMMERCIAL REAL ESTATE LOANS)

AT DECEMBER 31, 2011

(Amounts in millions)		Collateral Location									Product as a % of total CRE	Product as a % of loan type
Loan Type	Balance[1]	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah / Idaho	Wash- ington	Other

Commercial term
Industrial		0.63%	0.35%	1.47%	0.23%	0.29%	0.47%	0.29%	0.14%	0.37%	4.24%	5.39%
Office		2.64	1.12	5.14	1.44	1.75	2.00	2.62	0.53	1.34	18.58	23.71
Retail		1.95	0.93	3.86	1.90	1.32	3.52	1.28	0.46	1.57	16.79	21.41
Hotel/motel		2.00	0.89	1.76	0.83	0.72	1.44	1.56	0.26	3.34	12.80	16.34
Acquisition and development		–	–	–	–	0.01	–	–	–	–	0.01	0.01
Medical		0.76	0.06	0.39	0.76	0.03	0.31	0.13	0.09	0.06	2.59	3.30
Recreation/restaurant		0.58	0.06	0.63	0.25	0.09	0.31	0.25	0.02	0.50	2.69	3.41
Multifamily		0.53	0.45	5.79	1.17	0.71	2.30	0.79	0.42	1.18	13.34	17.03
Other		0.82	0.48	2.19	0.48	0.24	0.58	1.59	0.26	0.71	7.35	9.40
Total	$7,767	9.91	4.34	21.23	7.06	5.16	10.93	8.51	2.18	9.07	78.39	100.00

Residential construction and land development
Single family housing		0.14	0.16	0.44	0.01	0.14	0.66	0.04	0.04	–	1.63	21.78
Acquisition and development		0.57	0.02	0.39	0.05	0.11	1.62	0.61	–	0.19	3.56	47.57
Loan lot investor		0.26	0.07	0.11	0.37	0.04	0.15	0.75	0.01	0.03	1.79	23.93
Condo		–	–	0.11	–	0.06	0.24	0.04	–	0.04	0.49	6.72
Total	740	0.97	0.25	1.05	0.43	0.35	2.67	1.44	0.05	0.26	7.47	100.00

Commercial construction and land development
Industrial		0.06	–	0.06	–	–	0.03	0.02	0.02	–	0.19	1.37
Office		0.21	–	0.27	0.06	0.41	0.74	0.94	–	–	2.63	18.59
Retail		0.70	0.04	0.13	0.13	0.34	0.95	0.14	0.04	0.05	2.52	17.78
Hotel/motel		–	–	–	–	0.18	0.01	–	–	0.01	0.20	1.42
Acquisition and development		0.53	0.28	0.41	0.53	0.56	1.61	0.98	0.03	0.07	5.00	35.34
Medical		0.05	–	–	–	–	0.03	0.15	–	–	0.23	1.68
Multifamily		0.01	0.05	0.53	–	0.12	0.70	0.73	0.16	0.27	2.57	18.15
Other		0.02	0.02	0.08	0.18	0.06	0.31	0.13	–	–	0.80	5.67
Total	1,402	1.58	0.39	1.48	0.90	1.67	4.38	3.09	0.25	0.40	14.14	100.00

Total construction and land development	2,142	2.55	0.64	2.53	1.33	2.02	7.05	4.53	0.30	0.66	21.61	100.00

Total commercial real estate	$9,909	12.46	4.98	23.76	8.39	7.18	17.98	13.04	2.48	9.73	100.00

[1]	Excludes approximately $273 million of unsecured loans outstanding, but related to the real estate industry.

Selected information regarding our CRE loan portfolio is presented in Schedule 26.

Schedule 26

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

AT DECEMBER 31, 2011

(Amounts in millions)		Collateral Location									Total	% of total CRE
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah / Idaho	Wash- ington	Other [1]

Commercial term
Balance outstanding	12/31/11	$982.9	$430.0	$2,111.3	$706.1	$553.2	$1,096.4	$877.6	$254.5	$894.2	$7,906.2	77.7%
% of loan type		12.4%	5.5%	26.7%	8.9%	7.0%	13.9%	11.1%	3.2%	11.3%	100.0%
Delinquency rates[2]:
30-89 days	12/31/11	0.6%	0.4%	1.2%	0.5%	0.5%	1.6%	0.5%	–	1.1%	0.9%
	12/31/10	1.6%	1.5%	1.7%	3.7%	8.2%	2.7%	2.1%	0.3%	7.3%	3.1%
≥ 90 days	12/31/11	0.9%	0.3%	0.3%	0.4%	–	1.7%	0.6%	–	2.1%	0.8%
	12/31/10	1.1%	1.5%	0.9%	2.8%	1.4%	1.6%	1.8%	–	3.9%	1.7%
Accruing loans past due 90 days or more	12/31/11	$0.4	$–	$–	$–	$–	$3.2	$–	$–	$0.6	$4.2
	12/31/10	–	–	0.2	–	–	4.3	–	–	0.3	4.8
Nonaccrual loans	12/31/11	13.7	3.4	26.6	37.3	13.9	23.3	9.1	–	28.9	156.2
	12/31/10	23.4	6.2	36.3	70.5	19.4	32.8	20.1	1.7	53.9	264.3

Residential construction and land development
Balance outstanding	12/31/11	$100.5	$24.5	$127.2	$43.0	$35.5	$296.1	$154.2	$0.7	$26.2	$807.9	7.9%
% of loan type		12.4%	3.0%	15.8%	5.3%	4.4%	36.7%	19.1%	0.1%	3.2%	100.0%
Delinquency rates[2]:
30-89 days	12/31/11	0.6%	14.1%	–	0.8%	13.8%	0.4%	0.2%	–	–	1.3%
	12/31/10	9.8%	6.0%	5.3%	55.6%	1.4%	19.9%	13.6%	–	9.6%	14.3%
≥ 90 days	12/31/11	2.7%	–	3.9%	6.8%	5.3%	11.6%	4.5%	24.1%	–	6.7%
	12/31/10	8.6%	6.0%	3.4%	55.6%	0.4%	19.2%	10.0%	–	5.0%	12.6%
Accruing loans past due 90 days or more	12/31/11	$0.5	$–	$0.2	$–	$–	$0.1	$–	$–	$–	$0.8
	12/31/10	0.8	–	–	–	–	0.1	0.6	–	0.1	1.6
Nonaccrual loans	12/31/11	13.0	–	6.4	5.0	1.9	49.6	15.0	0.2	–	91.1
	12/31/10	29.9	1.8	8.1	30.3	41.4	80.9	39.1	–	8.3	239.8

Commercial construction and land development
Balance outstanding	12/31/10	$174.9	$38.6	$151.8	$87.7	$167.0	$462.4	$311.1	$34.7	$40.0	$1,468.2	14.4%
% of loan type		11.9%	2.6%	10.3%	6.0%	11.4%	31.5%	21.2%	2.4%	2.7%	100.0%
Delinquency rates[2]:
30-89 days	12/31/11	1.6%	–	–	–	4.4%	1.7%	–	–	–	1.2%
	12/31/10	5.0%	–	0.5%	23.7%	8.1%	5.7%	6.4%	2.7%	12.4%	7.1%
≥ 90 days	12/31/11	2.1%	–	1.1%	5.6%	5.5%	6.0%	1.7%	–	–	3.5%
	12/31/10	4.2%	–	0.5%	16.4%	8.1%	4.3%	4.2%	–	12.4%	5.5%
Accruing loans past due 90 days or more	12/31/11	$–	$–	$1.6	$–	$–	$0.1	$–	$–	$–	$1.7
	12/31/10	–	–	–	–	–	–	0.2	–	0.1	0.3
Nonaccrual loans	12/31/11	5.9	–	–	12.1	9.1	81.4	20.2	–	–	128.7
	12/31/10	18.9	–	2.2	73.9	19.8	91.5	35.7	–	11.6	253.6
Total construction and land development	12/31/11	$275.4	$63.1	$279.0	$130.7	$202.5	$758.5	$465.3	$35.4	$66.2	$2,276.1
Total commercial real estate	12/31/11	$1,258.3	$493.1	$2,390.3	$836.8	$755.7	$1,854.9	$1,342.9	$289.9	$960.4	$10,182.3	100.0%

[1]	No other geography exceeds $119 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

Approximately 34% of the commercial real estate term loans consist of mini-perm loans as of December 31, 2011. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 66% of commercial real estate loans are term loans with initial maturities of generally 15 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and includes, for example, criteria related to the cash flow generated by the project and occupancy rates.

Approximately 35% of the commercial construction and land development portfolio at December 31, 2011 consisted of acquisition and development loans. Most of these acquisition and development properties are tied to specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Re-margining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20.

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

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls, and on construction projects, independent progress inspection reports. The receipt of these schedules is closely monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, loan-by-loan reviews of pass grade loans for all commercial and residential construction and land development loans are performed quarterly at Zions Bank, NBA, and Vectra. Amegy, NSB, and CB&T perform such reviews semiannually.

Interest reserves are generally established as an expense item in the budget for real estate construction or development loans. We generally require borrowers to put their equity into the project at the inception of the construction. This enables the bank to ensure the availability of equity in the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If at any time during the life of the credit, the project is determined to not be viable, the bank then takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed necessary. The bank then evaluates the appropriate use of interest reserves. At December 31, 2011 and 2010, Zions’ affiliates had 356 and 341 loans with an outstanding balance of $413 million and $423 million, for which available interest reserves amounted to $36 million and $42 million, respectively. In instances where projects have been determined to not be viable, the interest reserves and other appropriate disbursements have been frozen.

We have not been involved to any meaningful extent with insurance arrangements, credit derivatives, or any other default agreements as a mitigation strategy for commercial real estate loans. However, we do make use of personal or other guarantees as risk mitigation strategies.

Commercial real estate loans are sometimes modified to increase the likelihood of collecting the maximum possible amount of the Company’s investment in the loan. In general, the existence of a guarantee that improves the likelihood of repayment is taken into consideration when analyzing a loan for impairment. If the support of the guarantor is quantifiable and documented, it is included in the potential cash flows and liquidity available for debt repayment and our impairment methodology takes into consideration this repayment source.

Additionally, when we modify or extend a loan, we give consideration to whether the borrower is in financial difficulty, and whether a concession has been granted. In determining if an interest rate concession has been granted, we consider whether the interest rate on the modified loan is equivalent to current market rates (including a premium for risk) for new debt with similar risk characteristics. If the rate in the modification is less than current market rates, it may indicate that a concession was granted. However, if additional collateral is obtained or if a strong guarantor exists who is believed to be able and willing to support the loan on an extended basis, we also consider the nature and amount of the additional collateral and guarantees in the ultimate determination of whether a concession has been granted. We obtain and consider updated financial information for the guarantor as part of our determination to extend a loan. The quality and frequency of financial reporting collected and analyzed varies depending on the contractual requirements for reporting, the size of the transaction, and the strength of the guarantor.

Complete underwriting of the guarantor includes, but is not limited to, an analysis of the guarantor’s current financial statements, leverage, liquidity, global cash flow, global debt service coverage, contingent liabilities, etc. The assessment also includes a qualitative analysis of the guarantor’s willingness to perform in the event of a problem and demonstrated history of performing in similar situations. Additional analysis may include personal financial statements, tax returns, liquidity (brokerage) confirmations and other reports, as appropriate. All personal financial statements of customers entering into new relationships with the applicable bank must not be more than 60 days old on the date the transaction is approved. Personal financial statements that are required for existing customers must be no more than 13 months old. Evaluations of the financial strength of the guarantor are performed at least annually.

A qualitative assessment is performed on a case-by-case basis to evaluate the guarantor’s experience, performance track record, reputation, performance of other related projects with which we are familiar, and willingness to work with us, and consideration of market information sources, rating and scoring services. This qualitative analysis coupled with a documented quantitative ability to support the loan may result in a higher-quality internal loan grade, which may reduce the level of allowance the Company estimates. Previous documentation of the guarantor’s financial ability to support the loan is discounted if, at any point in time, there is any indication of a lack of willingness by the guarantor to support the loan.

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

The Company has a portfolio of $352 million of stated income mortgage loans with generally high FICO scores at origination, including “one-time close” loans to finance the construction of homes, which convert into permanent jumbo mortgages. As of December 31, 2011, approximately $32 million of these loans had FICO scores of less than 620. These totals exclude held-for-sale loans. Stated income loans account for approximately $11 million, or 40%, of our credit losses in 1-4 family residential first mortgage loans during 2011, and were primarily in Utah and Arizona.

The Company is engaged in home equity credit line lending. At December 31, 2011, the Company’s HECL portfolio totaled $2.2 billion. Including FDIC-supported loans, approximately $1.0 billion of the portfolio is secured by first deeds of trust, while the remaining $1.2 billion is secured by junior liens. The outstanding balances and commitments by origination year for the junior lien HECLs are presented in Schedule 27.

Schedule 27

JR. LIEN HECLs – OUTSTANDING BALANCES AND TOTAL COMMITMENTS

	Year of origination
(In millions)	2006 and prior	2007	2008	2009	2010	2011	Total

Outstanding balance	$492	$228	$184	$83	$84	$109	$1,180
Total commitments	918	299	262	149	147	206	1,981

More than 99% of the Company’s HECL portfolio is still in the draw period, and approximately 54% is scheduled to begin amortizing within the next five years. Of the total home equity credit line portfolio, 0.52% was 90 or more days past due at December 31, 2011 as compared to 0.41% as of December 31, 2010. During 2011, the Company modified $0.2 million of home equity credit lines. The annualized credit losses for the HECL portfolio were 105 and 129 basis points for 2011 and 2010, respectively.

As of December 31, 2011, loans representing approximately 17% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (CLTV) ratios above 100%. Estimated CLTV ratios are based on projecting values forward from the most recent valuation of the underlying collateral using home price indices at the metropolitan area level. Generally, a valuation of collateral is performed at origination. For junior lien HECLs, the estimated current balance of prior liens is added to the numerator in the calculation of CLTV. The additional breakouts for the CLTV as of December 31, 2011 are shown in Schedule 28.

Schedule 28

HECL PORTFOLIO BY COMBINED LOAN-TO-VALUE

CLTV	Percentage of HECL portfolio

>100%	17%
90-100%	11%
80-89%	15%
<80%	57%

100%

Underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination. Credit bureau data, credit scores, and estimated CLTV are refreshed on a quarterly basis, and are used to monitor and manage accounts, including amounts available under the lines of credit. The allowance for loan losses is determined through the use of roll rate models, and first lien HECLs are modeled separate from junior lien HECLs. Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information on the allowance.

Nonperforming Assets

Total nonperforming lending related assets were $1,063 million at December 31, 2011, compared to $1,828 million at December 31, 2010 and $2,769 million at December 31, 2009.

The Company’s nonperforming lending-related assets as a percentage of net loans and leases and OREO decreased significantly during 2011 to 2.83% at December 31, 2011, compared to 4.91% and 6.79% at December 31, 2010 and 2009, respectively.

Total nonaccrual loans, excluding FDIC-supported loans, at December 31, 2011 decreased by $607 million from December 31, 2010, and included decreases of $274 million in construction and land development loans, $108 million in commercial real estate term loans, and $103 million in commercial owner occupied loans. The largest decreases in nonaccrual loans occurred primarily at Zions Bank, Amegy, and NSB.

The balance of nonaccrual loans can decrease due to pay-downs, write-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. Company policy does not allow the conversion of nonaccrual construction and land development loans to commercial real estate term loans. Refer to Note 6 of the Notes to Consolidated Financial Statements for more information.

Schedule 29 sets forth the Company’s nonperforming lending-related assets.

Schedule 29

NONPERFORMING LENDING-RELATED ASSETS

	December 31,
(Amounts in millions)	2011	2010	2009	2008	2007

Nonaccrual loans:
Loans held for sale	$18	$–	$–	$30	$–
Commercial:
Commercial and industrial	127	224	319	148	58
Leasing	2	1	11	8	–
Owner occupied	239	342	474	158	21
Municipal	–	2	–	–	–
Commercial real estate:
Construction and land development	220	494	825	457	161
Term	156	264	228	44	4
Consumer:
Real estate	121	163	162	97	13
Other	3	3	4	4	2

Nonaccrual loans, excluding FDIC-supported loans	886	1,493	2,023	946	259
Other real estate owned:
Commercial:
Commercial properties	58	99	85	36	8
Developed land	4	6	14	7	–
Land	17	33	35	2	2
Residential:
1-4 family	19	53	50	40	4
Developed land	21	50	119	71	1
Land	10	18	33	36	–

Other real estate owned, excluding FDIC-supported assets	129	259	336	192	15

Total nonperforming lending-related assets, excluding FDIC-supported assets	1,015	1,752	2,359	1,138	274

FDIC-supported nonaccrual loans	24	36	356	–	–
FDIC-supported other real estate owned	24	40	54	–	–

FDIC supported nonperforming lending-related assets	48	76	410	–	–

Total nonperforming lending-related assets	$1,063	$1,828	$2,769	$1,138	$274

Ratio of nonperforming lending-related assets to net loans and leases[1] and other real estate owned	2.83%	4.91%	6.79%	2.71%	0.70%

Accruing loans past due 90 days or more:
Commercial	$8	$11	$53	$50	$38
Commercial real estate	7	7	33	48	28
Consumer	4	5	21	32	11

Total excluding FDIC-supported loans	19	23	107	130	77
FDIC-supported loans	75	119	56	–	–

Total	$94	$142	$163	$130	$77

Ratio of accruing loans past due 90 days or more to net loans and leases[1]	0.25%	0.38%	0.40%	0.31%	0.20%

[1]	Includes loans held for sale

Restructured Loans

TDRs are loans that have been modified to accommodate a borrower that is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such TDRs may include first-lien residential mortgage loans and home equity loans.

For certain TDRs, we split the loan into two new notes – A note and B note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries. The outstanding balance of loans restructured using the A/B note strategy was approximately $256 million at December 31, 2011.

If the loan performs for at least six months according to the modified terms, and an analysis of the customer’s financial condition indicates that the Company is reasonably assured of repayment of the modified principal and interest, the loan may be returned to accrual status. The borrower’s payment performance prior to and following the restructuring is taken into account in determining whether or not a loan should be returned to accrual status.

In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). During 2011, TDRs that were removed from TDR status amounted to approximately $174 million. Company policy requires that the removal of TDR status be approved at the same management level that approves the upgrading of a loan’s classification. See Note 6 of the Notes to Consolidated Financial Statements.

Schedule 30

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	December 31,
(In millions)	2011	2010

Restructured loans – accruing	$448	$388
Restructured loans – nonaccruing	296	367

Total	$744	$755

Other Nonperforming Assets

In addition to the lending-related nonperforming assets, the Company had $124 million in carrying value of investments in debt securities that were on nonaccrual status at December 31, 2011, compared to $195 million at December 31, 2010.

Allowance and Reserve for Credit Losses

In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

Schedule 31 shows the changes in the allowance for loan losses and a summary of loan loss experience.

Schedule 31

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	2011	2010	2009	2008	2007

Loans and leases outstanding on December 31, (net of unearned income)	$37,145	$36,747	$40,189	$41,659	$38,880

Average loans and leases outstanding, (net of unearned income)	$36,798	$38,250	$41,513	$40,795	$36,575

Allowance for loan losses:
Balance at beginning of year	$1,440	$1,531	$687	$459	$365
Allowance of companies acquired	–	–	–	–	8
Allowance associated with purchased securitized loans	–	–	–	2	–
Allowance of loans and leases sold	–	–	–	(1)	(2)
Provision charged against earnings	75	852	2,017	648	152
Adjustment for FDIC-supported loans	(9)	40	2	–	–
Charge-offs:
Commercial	(241)	(417)	(373)	(100)	(39)
Commercial real estate	(229)	(517)	(713)	(269)	(24)
Consumer	(90)	(140)	(170)	(45)	(16)

Total	(560)	(1,074)	(1,256)	(414)	(79)

Recoveries:
Commercial	55	35	51	9	9
Commercial real estate	35	44	21	7	1
Consumer	14	12	9	5	5

Total	104	91	81	21	15

Net loan and lease charge-offs	(456)	(983)	(1,175)	(393)	(64)
Reclassification to reserve for unfunded lending commitments	–	–	–	(28)	–

Balance at end of year	$1,050	$1,440	$1,531	$687	$459

Ratio of net charge-offs to average loans and leases	1.24%	2.57%	2.83%	0.96%	0.17%
Ratio of allowance for loan losses to net loans and leases, on December 31,	2.83%	3.92%	3.81%	1.65%	1.18%
Ratio of allowance for loan losses to nonperforming loans, on December 31,	115.40%	94.22%	64.36%	72.58%	177.70%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, on December 31,	104.62%	86.21%	60.22%	63.84%	136.75%

Schedule 32 provides a breakdown of the allowance for loan losses and the allocation among the portfolio segments.

Schedule 32

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

AT DECEMBER 31,

	2011		2010		2009		2008		2007
(Amounts in millions)	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance

Type of Loan
Commercial	52.1%	$628	49.5%	$761	47.6%	$613	49.5%	$319	47.4%	$190
Commercial real estate	27.3	276	30.2	487	31.8	753	32.8	291	33.8	215
Consumer	18.6	123	17.7	154	17.0	165	17.7	77	18.8	54
FDIC-supported loans	2.0	23	2.6	38	3.6	–

Total	100.0%	$1,050	100.0%	$1,440	100.0%	$1,531	100.0%	$687	100.0%	$459

The total allowance for loan losses at December 31, 2011 decreased by $390 million from the level at year-end 2010. The decreases in the ALLL for commercial lending, CRE, consumer, and FDIC-supported loans largely reflect improvements in credit quality and declines in loss rates in each of these segments. Although credit quality continues to improve, the Company increased the portion of the ALLL related to qualitative and environmental factors to keep changes in the level of the ALLL consistent with changes in these factors. The decrease in the ALLL for commercial real estate loans also reflects the decrease in loans outstanding for the construction and land development portfolio.

For 2010, the $148 million increase in the allowance for loan losses for commercial lending reflects deterioration of borrower credit quality due to difficult economic conditions, reductions in collateral values, and increases in realized loss rates that increased our quantitative loss factors for commercial real estate and consumer portfolios as well. The $266 million decrease in the allowance for commercial real estate loans in 2010 largely reflects the decrease in loans outstanding for the construction and land development portfolio and improving credit quality measures across the Company.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s consolidated balance sheet, and any related increases or decreases in the reserve are included in noninterest expense in the statement of income. The reserve balance decreased by $9 million from December 31, 2010, and is primarily due to improvements in the credit quality of lending commitments. See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses.

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

The Company’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company, including interest rate and market risk management. The

Boards of Directors of the Company’s subsidiary banks are also required to review and approve these policies. In addition, the Board establishes and periodically revises policy limits, and reviews limit exceptions reported by management. The Board has established the management ALCO to which it has delegated the functional management of interest rate and market risk for the Company. ALCO’s primary responsibilities include:

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

Interest Rate Risk

Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The Company’s balance sheet is more asset sensitive on December 31, 2011 than it was at the end of the previous year. Due to the low level of rates and the natural lower bound of zero for market indices, there is minimal sensitivity to falling rates at the current time. Decreasing market index rates by 200bp, with a lower bound of 0%, decreases interest income by 2% in the income simulation. However, if the Federal Reserve continues to implement its announced intent to keep interest rates at historically low levels though 2014, given the Company’s asset sensitivity, it expects its net interest margin to be under modest pressure.

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

Duration of equity is derived by first calculating the dollar duration of all assets, liabilities and derivative instruments. Dollar duration is determined by calculating the fair value of each instrument assuming interest rates sustain immediate and parallel movements up 1% and down 1%. The average of these two changes in fair value is the dollar duration. Subtracting the dollar duration of liabilities from the dollar duration of assets and adding the net dollar duration of derivative instruments results in the dollar duration of equity. Duration of equity is computed by dividing the dollar duration of equity by the fair value of equity. A positive value implies that an increase in interest rates decreases the dollar value of equity, whereas a negative value implies that an increase in interest rates increases the dollar value of equity. The Company’s policy is generally to maintain a duration of equity between -3% to +7%. However, exceptions to the policy are approved by the Company’s Board of Directors. In the current low interest rate environment, the Company is operating with a duration of equity of slightly less than -3% in some planning scenarios.

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

Both of these measurement methods require that we assess a number of variables and make various assumptions in managing the Company’s exposure to changes in interest rates. The assessments address loan and security prepayments, early deposit withdrawals, and other embedded options and noncontrollable events. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, the Company estimates ranges of duration and income simulation under a variety of assumptions and scenarios. The Company’s interest rate risk position changes as the interest rate environment changes and is actively managed to maintain a slightly asset-sensitive position. However, positions at the end of any period may not be reflective of the Company’s position in any subsequent period.

The estimated duration of equity and the income simulation results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings, and money market accounts and also to prepayment assumptions used for loans with prepayment options. Given the uncertainty of these estimates, we view both the duration of equity and the income simulation results as falling within a wide range of possibilities.

As of the dates indicated, Schedule 33 shows the Company’s estimated duration of equity and percentage change in interest sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain an immediate parallel change of 200 basis points. The Company estimates interest rate risk with two sets of deposit repricing scenarios. The first scenario assumes that administered-rate deposits (money market, interest-earning checking, and savings) reprice at a faster speed in response to changes in interest rates. The second scenario assumes that those deposits reprice at a slower speed.

Schedule 33

DURATION OF EQUITY AND INTEREST SENSITIVE INCOME

	December 31, 2011		December 31, 2010
	Fast	Slow	Fast	Slow

Duration of equity[1]:
Base case	-1.0%	-3.8%	-1.2%	-3.1%
Increase interest rates by 200 bp	-1.5	-3.5	-1.4	-3.0

	Deposit repricing response
	Fast	Slow	Fast	Slow

Income simulation – change in interest sensitive income:
Increase interest rates by 200 bp	7.4%	10.0%	3.1%	6.0%
Decrease interest rates by 200 bp2	-2.0	-2.3	-2.5	-2.7

[1]	The duration of equity is the modified duration reported in percentages.
[2]	In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

Termination of long positions in Eurodollar futures during 2011 and a reduction of outstanding receive-fixed-rate interest rate swaps due to maturities also contributed to the decrease in the duration of equity. The changes in the income simulation sensitivity can be attributed to the same factors. See Note 8 of the Notes to Consolidated Financial Statements for more information on the interest rate derivatives portfolio.

Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At the end of 2011 and 2010, approximately 76% and 77%, respectively, of the Company’s commercial lending and commercial real estate portfolios were variable rate and primarily tied to either the prime rate or LIBOR. In addition, certain of our consumer loans also have variable interest rates.

We have traditionally engaged in an ongoing program of swapping prime-based and LIBOR-based loans for “receive-fixed” contracts. However, during 2010, we terminated and did not replace a number of such swaps, both due to the difficulty in finding stable pools of floating rate loans with identical repricing characteristics, and with the objective of positioning the Company’s balance sheet to be more asset sensitive. At the end of 2011 and 2010, the Company held approximately $335 million and $520 million (notional amount), respectively, of such cash flow hedge contracts. These swaps also expose the Company to counterparty risk, which is a type of credit risk. The Company’s approach to managing this risk is discussed in “Credit Risk Management” on page 67. The Company retains basis risk due to changes between the prime rate and LIBOR on nonhedge derivative basis swaps. See “Accounting for Derivatives” on page 31 for further details about our derivative instruments. Also, due largely to competitive pressures, the Company’s subsidiary banks decreased the use of interest rate floors on new loans. As of December 31, 2011 and December 31, 2010, approximately 45.8% and 48.4% of all of the Company’s variable rate loan balances contain floors. Of the loans with floors, approximately 77.9% of the December 31, 2011 and 75.5% of the December 31, 2010 balances were priced at the floor rates, which were above the “index plus spread” rate by an average of 1.22% and 1.22%, respectively.

During 2011, the long Eurodollar futures positions which were used to extend the duration of cash deposits were terminated. Although this led to an increase in asset sensitivity, the flattening of the yield curve resulted in minimal upside to holding long Eurodollar futures positions.

At December 31, 2011, the Company held $335 million (notional amount) of interest rate swap agreements, of which $185 million and $150 million will mature in 2012 and 2013, respectively. For additional information regarding derivative instruments, refer to Notes 1 and 8 of the Notes to Consolidated Financial Statements.

Market Risk – Fixed Income

The Company engages in the underwriting and trading of U.S. agency, municipal, and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.

At December 31, 2011, the Company had $40 million of trading assets and $44 million of securities sold, not yet purchased, compared to $49 million and $43 million, respectively, at the end of the prior year.

The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in OCI for each financial reporting period. During 2011, the after-tax decrease in OCI attributable to AFS and HTM securities was $93 million compared to an increase of $4 million in 2010. The decrease attributable to interest rate swaps for 2011 and 2010 was $21 million and $37 million, respectively. If any of the AFS or HTM securities become other than temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” on page 52 for additional information on OTTI.

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

The Company holds investments in pre-public companies through various venture capital funds. The Company’s equity exposure to these investments at December 31, 2011 and December 31, 2010 was approximately $49 million and $48 million, respectively.

Additionally, Amegy has in place an alternative investments program. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds generally are not part of the strategy since the underlying companies are typically not creditworthy. The carrying value of the investments was $71 million at December 31, 2011 and $68 million at December 31, 2010. At December 31, 2011 and 2010, the Company had a total remaining funding commitment of $44 million and $56 million, respectively, to SBIC, non-SBIC funds, and private equity investments. Of these commitments, approximately $29 million and $41 million, respectively, were at Amegy.

Under provisions of the Dodd-Frank Act, the Company is allowed to fund remaining unfunded portions of existing private equity fund commitments, such as those described above, but is not allowed to make any new commitments to invest in private equity funds, except for SBIC funds.

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

Overseeing liquidity management is the responsibility of ALCO, which implements a Board-adopted corporate Liquidity and Funding Policy. This policy addresses maintaining adequate liquidity, diversifying funding positions, monitoring liquidity at consolidated as well as subsidiary bank levels, and anticipating future funding needs. The policy also includes liquidity ratio guidelines, for example, the ‘time to required funding’ and fixed charges coverage ratios, that are used to monitor the liquidity positions of the Parent and bank subsidiaries, as well as various stress test and liquid asset measurements for the Parent and bank liquidity.

The management of liquidity and funding is performed centrally by Zions Bank’s Capital Markets/Investment Division under the direction of the Company’s Chief Investment Officer, with oversight by ALCO. The Chief Investment Officer is responsible for recommending changes to existing funding plans, as well as to the policy guidelines. These recommendations must be submitted for approval to ALCO and potentially to the Company’s Board of Directors. The subsidiary banks have authority to price deposits, borrow from their FHLB and the Federal Reserve, and sell/purchase Federal Funds to/from Zions Bank and/or correspondent banks. The banks may also make liquidity and funding recommendations to the Chief Investment Officer, but are not involved in any other funding decision-making processes.

Contractual Obligations

Schedule 34 summarizes the Company’s contractual obligations at December 31, 2011.

Schedule 34

CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity[1]	Total

Deposits	$2,767	$534	$252	$1	$39,322	$42,876
Commitments to extend credit	4,402	3,383	2,488	2,268		12,541
Standby letters of credit:
Financial	652	125	51	87		915
Performance	126	38	1			165
Commercial letters of credit	115		19			134
Commitments to make venture and other noninterest-bearing investments[2]	44					44
Securities sold, not yet purchased	44					44
Federal funds purchased and security repurchase agreements	608					608
Other short-term borrowings	70					70
Long-term debt[3]	372	667	422	483		1,944
Operating leases, net of subleases	46	87	72	155		360
Unrecognized tax benefits, ASC 740	1	1			2	4

	$9,247	$4,835	$3,305	$2,994	$39,324	$59,705

[1]	Indeterminable maturity deposits include noninterest-bearing demand, savings and money market, and non-time foreign.
[2]	Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They have therefore been considered due on demand, maturing in one year or less.
[3]	The maturities on long-term borrowings do not include the associated hedges.

In addition to the commitments specifically noted in Schedule 34, the Company enters into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services used in the operation of its business. Generally, these contracts are renewable or cancelable at least annually, although in some cases to secure favorable pricing concessions, the Company has committed to contracts that may extend to several years.

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

Liquidity Management Actions

Consolidated cash and interest-bearing deposits at the Parent and its subsidiaries increased to $8.2 billion at December 31, 2011 from $5.5 billion at December 31, 2010. During 2011, we had a significant increase in cash mainly due to an increase in noninterest-bearing demand deposits and a decrease in investment securities, partially offset by a net funding of new loan originations.

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

During 2011, the Parent received common dividends totaling $52.6 million and preferred dividends totaling $18.8 million from two of its bank subsidiaries. Also, the Parent received cash of $100 million from another bank subsidiary as a result of the redemption of preferred stock issued to the Parent. During 2010, the Parent did not receive dividends on common or preferred stock from its banking subsidiaries. The dividends that our bank subsidiaries can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements. During 2011, all of the Company’ subsidiary banks, except Vectra, recorded a profit. Excluding intercompany securities sales, Vectra also recorded a profit. We expect that this profitability will be sustained and may permit additional payments of dividends by the banks to the Parent, and/or returns of capital to the Parent in 2012.

Earnings on the Parent’s investment securities portfolio have been reduced. Therefore, cash receipts from subsidiaries and investments currently do not cover the Parent’s interest and dividend payments. In 2011, the Parent did not increase its investment in its banking subsidiaries due to their improved earnings, credit metrics, and capital levels. The Company has held the dividend on its common stock to $0.01 per share per quarter in order to conserve both capital and cash at the Parent. See Note 19 of the Notes to Consolidated Financial Statements for details of dividend capacities and limitations.

General financial market and economic conditions have adversely impacted the Company’s access to and cost of external financing. However, these adverse impacts further moderated in 2011. Access to funding markets for the Parent and subsidiary banks is directly affected by the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. In December 2011, DBRS changed its outlook for the Company to stable from negative and Moody’s changed its ratings for the Company’s long-term debt to Ba3 from B2 and subordinated debt to B1 from B3, and changed its outlook for the Company to stable from positive. While Moody’s rates the

Company’s senior debt as Ba3 or noninvestment grade, Standard & Poor’s, Fitch, and DBRS all rate the Company’s senior debt at a low investment grade level. In addition, all four rating agencies rate the Company’s subordinated debt as noninvestment grade.

Schedule 35 presents the Parent’s ratings as of December 31, 2011.

Schedule 35

CREDIT RATINGS

Rating agency	Outlook	Long-term issuer/ senior debt rating	Subordinated debt rating	Short-term/ commercial paper rating

S&P	Negative	BBB-	BB+	A-3
Moody’s	Stable	Ba3	B1	NP
Fitch	Stable	BBB-	BB+	F3
DBRS	Stable	BBB (low)	BB (high)	R-2 (low)

During 2011, the primary sources of additional cash to the Parent in the capital markets were (1) $169 million from the issuance of one to five-year unsecured senior notes and (2) $25 million from the issuance of new shares of common stock. The Parent had a cash balance of $956 million at December 31, 2011 compared to a cash balance of $550 million at December 31, 2010. The Parent had $700 million of U.S. Treasury securities at December 31, 2010, which were sold during 2011.

During 2011 and 2010, the Parent’s operating expenses included cash payments for interest of approximately $127 million and $147 million, respectively. Additionally, the Parent paid approximately $156 million and $109 million of dividends on preferred stock and common stock, respectively, for the same applicable periods. Note 24 of the Notes to Consolidated Financial Statements contains the Parent’s statements of income and statements of cash flows for the years ended December 31, 2011, 2010, and 2009 as well as its balance sheets at December 31, 2011 and 2010.

Repayments of short-term borrowings by the Parent exceeded new issuances, which resulted in net cash outflows of $166 million during 2011.

At December 31, 2011, maturities of the Company’s long-term senior and subordinated debt ranged from June 2012 to November 2016, with interest rates from 0.78% to 7.75%.

See Note 13 of the Notes to Consolidated Financial Statements for a complete summary of the Company’s long-term debt.

Subsidiary Bank Liquidity: The subsidiaries’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At December 31, 2011, these core deposits, excluding brokered deposits, in aggregate, constituted 95.4% of consolidated deposits, compared with 93.5% of consolidated deposits at December 31, 2010. On a consolidated basis, the Company’s gross loan to total deposit ratio is at a historical low of 86.9%, another measure of strong bank liquidity.

Historically, the Company’s subsidiary banks have also obtained brokered deposits to serve as an additional source of liquidity, which is currently not needed. Given the strong levels of affiliate liquidity, the Company has aggressively lowered its brokered deposit usage. During 2011, total brokered deposits declined $231 million to $204 million at year-end, down from $435 million at December 31, 2010. Brokered deposits are currently 0.5% of total deposits.

Total deposits increased by $1,941 million during 2011 mainly due to an increase of $2,457 million in noninterest-bearing demand deposits. Savings and NOW deposits also increased during 2011, but were offset by a larger combined decrease in money market and time deposits due to efforts to reduce excess liquidity. Money market investments also increased during 2011, mainly due to the deposit increase, and resulted in a net decrease in cash of $2,417 million.

On July 21, 2010, the Dodd-Frank Act made permanent the maximum deposit insurance amount of $250,000. On November 9, 2010, the FDIC issued a final rule providing temporary unlimited insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions, effective December 31, 2010 through December 31, 2012. The Company and the banking industry may experience a reduction in noninterest-bearing deposits beginning in late 2012 or in 2013 as a result of a decrease in demand for these deposits after the expiration of the temporary unlimited insurance coverage.

The FHLB system has, from time to time, been a significant source of funding and back-up liquidity for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. At December 31, 2011, the amount available for additional FHLB and Federal Reserve borrowings was approximately $13.3 billion. At December 31, 2011 and 2010 the Company had de minimus amounts of long-term borrowings outstanding with the FHLB – approximately $24 million and $20 million, respectively. At December 31, 2011 and 2010, the subsidiary banks’ total investment in FHLB stock was approximately $116 million and $125 million, respectively.

The Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is taken. For 2011, investment securities’ activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $816 million.

Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending activity for 2011 resulted in a net cash outflow of $1,214 million compared to a net cash inflow of $1,754 million for 2010.

During 2011, the Company paid income taxes of $4 million while it received net cash income tax refunds of $325 million during 2010. The majority of the income tax refunds were for the benefit of our subsidiary banks and the remainder for the benefit of the Parent.

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

CAPITAL MANAGEMENT

The Board of Directors is responsible for approving the policies associated with capital management. The Board has established the CMC whose primary responsibility is to recommend and administer the approved capital policies that govern the capital management of the Company and its subsidiary banks. Other major CMC responsibilities include:

•

Setting overall capital targets within the Board-approved capital policy, monitoring performance compared to the firm’s risk appetite/risk capacity, and recommending changes to capital including dividends, common stock repurchases, subordinated debt, or to major strategies to maintain the Company and its bank subsidiaries at well capitalized levels;

•

Maintaining an adequate capital cushion to withstand adverse stress events while continuing to meet the lending needs of its customers, and to provide reasonable assurance of continued access to wholesale funding, consistent with fiduciary responsibilities to depositors and bondholders; and

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

In addition, the CMC oversees the Company’s capital “stress testing” under a variety of adverse economic and market scenarios. The Company has established processes to periodically conduct stress tests to evaluate potential impacts to the Company under hypothetical economic scenarios. These stress tests facilitate our contingency planning and management of capital and liquidity including quantitative limits reflecting the Board of Directors’ risk appetite. These processes are also used to conduct the stress testing required by the Federal Reserve in the 2012 Capital Plan Review that was submitted to the Federal Reserve on January 9, 2012. The Company considers the filing and subsequent Federal Reserve review to be a part of an ongoing regulatory process. The regulators have indicated that these stress test results will also be an important factor in determining all capital and debt actions, including the repurchase of outstanding securities and the timing of new issuances, and whether an institution can pay or increase dividends, and ultimately, repay amounts received under the TARP Capital Purchase Program.

Additionally, the Federal Reserve has proposed regulation requiring future results of these stress tests to be disclosed, which may influence bank regulatory supervisory requirements concerning the Company and impact the amount or timing of dividends or distributions to the Company’s shareholders on an annual basis.

Total controlling interest shareholders’ equity at December 31, 2011 was $6,985 million compared to $6,648 million at December 31, 2010, an increase of 5.1%. The increase in total controlling interest shareholders’ equity from December 31, 2010 is primarily due to $323.8 million of net income applicable to controlling interest, $256 million of subordinated debt converting into preferred stock, and $25 million from the issuance of common stock partially offset by $93 million of unrealized losses on investment securities recorded in other comprehensive income and $156.1 million of dividends paid on preferred and common stock. The net increase in unrealized losses on securities and derivatives recognized in other comprehensive income during 2011 resulted from the effects of higher levels of volatility and increased credit spreads in fixed income securities markets, due in part to the uncertainty of the resolution of the European debt situation. The increase in unrealized losses on CDO securities is consistent with general buyer withdrawal from risk assets in the second half of the year.

Note 19 of the Notes to Consolidated Financial Statements provides additional information on risk-based capital. In addition, “Liquidity Risk” on page 83 and Notes 13 and 14 of the Notes to Consolidated Financial Statements discuss the Company’s debt and equity transactions during 2011.

Conversions of convertible subordinated debt into preferred stock have augmented the Company’s capital position and reduced future refinancing needs. From the original modification in June 2009 through December 2011, $663 million of debt has been extinguished and $773 million of preferred capital has been added. Schedule 36 shows the effect the conversions had on Tier 1 capital and outstanding convertible subordinated debt.

Schedule 36

IMPACT OF CONVERTIBLE SUBORDINATED DEBT

	Year Ended December 31,
(In millions)	2011	2010	2009

Preferred equity
Convertible subordinated debt converted to preferred stock	$256	$343	$63
Beneficial conversion feature reclassified from common to preferred stock	43	57	11

Change in preferred equity	299	400	74

Common equity
Gain on subordinated debt modification, net of tax			314
Accelerated convertible subordinated debt discount amortization, net of tax	(94)	(148)	(22)
Beneficial conversion feature added to common stock			203
Beneficial conversion feature reclassified from common to preferred stock	(43)	(57)	(11)

Change in common equity	(137)	(205)	484

Net impact on Tier 1 capital	$162	$195	$558

Convertible subordinated debt outstanding	$547	$803	$1,146

The Company’s net income applicable to controlling interest of $323.8 million during 2011 more than offset the $137 million decrease in common equity resulting from subordinated debt conversions. During 2010, the Company’s various issuances of new common stock and warrants to purchase common stock totaling $838 million more than offset the $205 million decrease in common equity resulting from subordinated debt conversions.

On February 16, 2012, the Company filed a Form 8-K disclosing that as of February 15, 2012, holders of subordinated notes elected to convert a combined $29.8 million principal amount of these notes into the Company’s preferred stock. The Company expects an additional 29,404 shares of Series C and 370 shares of

Series A preferred stock will be issued on March 15, 2012, unless the elections are revoked prior to that date. Also, $5.1 million of the original beneficial conversion feature will be reclassified into preferred stock from common stock as a result of this conversion. The expected pretax accelerated discount amortization attributable to the conversions will be approximately $12.2 million in the first quarter of 2012, compared to $5.8 million in the fourth quarter of 2011.

The Company paid $7.4 million in dividends on common stock during 2011. The dividends paid per share of $0.01 each quarter in 2011 were unchanged from the rate paid since the third quarter of 2009. Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury. The Company does not expect to increase its common dividend until sometime after all of its TARP CPP preferred stock has been repaid.

The Company recorded preferred stock dividends of $170.4 million and $122.9 million during 2011 and 2010, respectively. Preferred dividends for 2011 and 2010 include $91.6 million and $90.2 million, respectively, related to the TARP preferred stock issued to the U.S. Department of the Treasury, consisting of cash payments of $70.0 million in both 2011 and 2010 and accretion of $21.6 million and $20.2 million in 2011 and 2010, respectively, for the difference between the fair value and par amount of the TARP preferred stock when issued.

Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The Company’s capital ratios are shown in Schedule 37.

Schedule 37

CAPITAL RATIOS

	December 31,
	2011	2010	2009

Tangible common equity ratio	6.77%	6.99%	6.12%
Tangible equity ratio	11.33	11.10	9.16
Average equity to average assets	13.36	11.99	10.98

Risk-based capital ratios:
Tier 1 common to risk-weighted assets	9.57	8.95	6.73
Tier 1 leverage	13.40	12.56	10.38
Tier 1 risk-based capital	16.13	14.78	10.53
Total risk-based capital	18.06	17.15	13.28

The Company expects that it (and the banking industry as a whole) will be required by market forces and/or regulation, including new standards (“Basel III”) promulgated in December 2010 and revised in June 2011 by the Basel Committee on Banking Supervision, to operate with higher capital ratios than in the past. Therefore, during 2011, we continued our efforts to preserve and augment capital in response to these anticipated regulatory changes and in preparation for the eventual repayment of TARP CPP preferred stock, rather than return more capital to shareholders in the form of higher dividends or share repurchases.

At December 31, 2011, regulatory Tier 1 risk-based capital and total risk-based capital were $6,946 million and $7,780 million, respectively, compared to $6,350 million and $7,364 million at December 31, 2010.

GAAP to NON-GAAP RECONCILIATION

1. Tier 1 common equity

Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. Regulators have begun supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as Tier 1 common equity. The Tier 1 common equity ratio is the core capital component of the Basel III standards, and we believe that it increasingly is becoming a key ratio considered by regulators, investors, and analysts. There is a difference between this ratio calculated using Basel I definitions of Tier 1 common equity capital and those definitions using Basel III rules when fully phased in (which have not yet been formalized in regulation). The Tier 1 common risk-based capital ratios in the Capital Ratios schedule presented previously use the current Basel I definitions for determining the numerator. Because Tier 1 common equity is not formally defined by GAAP or codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure and other entities may calculate them differently than the Company’s disclosed calculations. Since banking regulators, investors and analysts may assess the Company’s capital adequacy using Tier 1 common equity, we believe that it is useful to provide them the ability to assess the Company’s capital adequacy on this same basis.

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

Schedule 38 provides a reconciliation of controlling interest shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to Tier 1 common equity (non-GAAP) using current U.S. regulatory treatment and not proposed Basel III calculations.

Schedule 38

TIER 1 COMMON EQUITY (NON-GAAP)

	December 31,
(Amounts in millions)	2011	2010	2009

Controlling interest shareholders’ equity (GAAP)	$6,985	$6,648	$5,693
Accumulated other comprehensive (income) loss	592	461	437
Non-qualifying goodwill and intangibles	(1,083)	(1,103)	(1,129)
Disallowed deferred tax assets	–	(106)	(43)
Other regulatory adjustments	4	2	1
Qualifying trust preferred securities	448	448	448

Tier 1 capital (regulatory)	6,946	6,350	5,407
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(2,377)	(2,057)	(1,503)

Tier 1 common equity (non-GAAP)	$4,121	$3,845	$3,456

Risk-weighted assets (regulatory)	$43,077	$42,950	$51,360
Tier 1 common to risk-weighted assets (non-GAAP)	9.57%	8.95%	6.73%

2. Core net interest margin and core net interest income

This Annual Report on Form 10-K presents a “core net interest margin” and a “core net interest income” which exclude the effects of the (1) periodic discount amortization on convertible subordinated debt; (2) accelerated discount amortization on convertible subordinated debt which has been converted; and (3) additional accretion of interest income on acquired loans based on increased projected cash flows.

Schedules 39 and 40 provide a reconciliation of net interest margin/income (GAAP) to core net interest margin/income (non-GAAP).

Schedule 39

NET INTEREST MARGIN TO CORE NET INTEREST MARGIN

	Year Ended December 31,
	2011	2010	2009

Net interest margin as reported (GAAP)	3.81%	3.73%	3.94%
Adjust for the impact on net interest margin of:
Discount amortization on convertible subordinated debt	0.10	0.12	0.06
Accelerated discount amortization on convertible subordinated debt	0.25	0.37	0.07
Additional accretion of interest income on acquired loans	-0.17	-0.10	–

Core net interest margin (non-GAAP)	3.99%	4.12%	4.07%

Schedule 40

NET INTEREST INCOME TO CORE NET INTEREST INCOME

	Year Ended December 31,
(In millions)	2011	2010	2009

Net interest income (GAAP)	$1,772.5	$1,727.4	$1,897.6
Adjust for the impact on net interest income of:
Discount amortization on convertible subordinated debt	46.0	58.0	26.9
Accelerated discount amortization on convertible subordinated debt	115.6	172.4	35.7
Additional accretion of interest income on acquired loans	(78.4)	(46.8)	–

Core net interest income (non-GAAP)	$1,855.7	$1,911.0	$1,960.2

3. Income (loss) before income taxes and subordinated debt modification and conversions

This Annual Report on Form 10-K presents “Income (loss) before income taxes and subordinated debt modification and conversions” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt, (2) accelerated discount amortization on convertible subordinated debt which has been converted, and (3) gain on subordinated debt modification.

Schedule 2 on page 35 provides a reconciliation of income (loss) before income taxes (GAAP) to income (loss) before income taxes and subordinated debt conversions (non-GAAP).

4. Total shareholders’ equity to tangible equity and tangible common equity

This Annual Report on Form 10-K presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock and noncontrolling interests for tangible common equity.

Schedule 41 provides a reconciliation of total shareholders’ equity (GAAP) to both tangible equity (non-GAAP) and tangible common equity (non-GAAP).

Schedule 41

TANGIBLE EQUITY (NON-GAAP) AND

TANGIBLE COMMON EQUITY (NON-GAAP)

	December 31,
(Amounts in millions)	2011	2010	2009

Total shareholders’ equity (GAAP)	$6,983	$6,647	$5,710
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(68)	(88)	(114)

Tangible equity (non-GAAP) (a)	5,900	5,544	4,581
Preferred stock	(2,377)	(2,057)	(1,503)
Noncontrolling interests	2	1	(17)

Tangible common equity (non-GAAP) (b)	$3,525	$3,488	$3,061

Total assets (GAAP)	$53,149	$51,035	$51,123
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(68)	(88)	(114)

Tangible assets (non-GAAP) (c)	$52,066	$49,932	$49,994

Tangible equity ratio (a/c)	11.33%	11.10%	9.16%
Tangible common equity ratio (b/c)	6.77%	6.99%	6.12%

For items 2, 3 and 4, the identified adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are included where applicable in financial results or in the balance sheet presented in accordance with GAAP. We consider these adjustments to be relevant to ongoing operating results and financial position.

We believe that excluding the amounts associated with these adjustments to present the non-GAAP financial measures provides a meaningful base for period-to-period and company-to-company comparisons, which will assist regulators, investors, and analysts in analyzing the operating results or financial position of the Company and in predicting future performance. These non-GAAP financial measures are used by management and the Board of Directors to assess the performance of the Company’s business or its financial position for evaluating bank reporting segment performance, for presentations of Company performance to investors, and for other reasons as may be requested by investors and analysts. We further believe that presenting these non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that applied by management and the Board of Directors.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 79 and is hereby incorporated by reference.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2011, and has also issued an attestation report, which is included herein, on internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board (“PCAOB”).

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation and Subsidiaries

We have audited Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zions Bancorporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zions Bancorporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of Zions Bancorporation and subsidiaries and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah

February 29, 2012

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zions Bancorporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah

February 29, 2012

CONSOLIDATED BALANCE SHEETS

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31,
(In thousands, except share amounts)	2011	2010

ASSETS
Cash and due from banks	$1,224,350	$924,126
Money market investments:
Interest-bearing deposits	7,020,895	4,576,008
Federal funds sold and security resell agreements	102,159	130,305
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $729,974 and $788,354)	807,804	840,642
Available-for-sale, at fair value	3,230,795	4,205,742
Trading account, at fair value	40,273	48,667

	4,078,872	5,095,051
Loans held for sale	201,590	206,286
Loans:
Loans and leases excluding FDIC-supported loans	36,526,661	35,896,395
FDIC-supported loans	751,091	971,377

	37,277,752	36,867,772
Less:
Unearned income and fees, net of related costs	133,100	120,341
Allowance for loan losses	1,049,958	1,440,341

Loans and leases, net of allowance	36,094,694	35,307,090
Other noninterest-bearing investments	865,231	858,367
Premises and equipment, net	719,276	720,985
Goodwill	1,015,129	1,015,161
Core deposit and other intangibles	67,830	87,898
Other real estate owned	153,178	299,577
Other assets	1,605,905	1,814,032

	$53,149,109	$51,034,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$16,110,857	$13,653,929
Interest-bearing:
Savings and NOW	7,159,101	6,362,138
Money market	14,616,740	15,090,833
Time	3,413,550	4,173,449
Foreign	1,575,361	1,654,651

	42,875,609	40,935,000
Securities sold, not yet purchased	44,486	42,548
Federal funds purchased and security repurchase agreements	608,098	722,258
Other short-term borrowings	70,273	166,394
Long-term debt	1,954,462	1,942,622
Reserve for unfunded lending commitments	102,422	111,708
Other liabilities	510,531	467,142

Total liabilities	46,165,881	44,387,672

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	2,377,560	2,056,672
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 184,135,388 and 182,784,086 shares	4,163,242	4,163,619
Retained earnings	1,036,590	889,284
Accumulated other comprehensive income (loss)	(592,084)	(461,296)

Controlling interest shareholders’ equity	6,985,308	6,648,279
Noncontrolling interests	(2,080)	(1,065)

Total shareholders’ equity	6,983,228	6,647,214

	$53,149,109	$51,034,886

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

ZIONS BANCORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009
Interest income:
Interest and fees on loans	$2,066,274	$2,185,239	$2,350,050
Interest on money market investments	13,832	10,946	7,914
Interest on securities:
Held-to-maturity	35,716	33,405	54,327
Available-for-sale	87,105	88,035	100,307
Trading account	2,000	2,220	2,728

Total interest income	2,204,927	2,319,845	2,515,326

Interest expense:
Interest on deposits	128,479	196,112	424,684
Interest on short-term borrowings	6,685	12,561	14,720
Interest on long-term debt	297,232	383,783	178,390

Total interest expense	432,396	592,456	617,794

Net interest income	1,772,531	1,727,389	1,897,532
Provision for loan losses	74,407	852,138	2,016,927

Net interest income after provision for loan losses	1,698,124	875,251	(119,395)

Noninterest income:
Service charges and fees on deposit accounts	174,435	199,748	212,562
Other service charges, commissions and fees	169,490	165,341	156,539
Trust and wealth management income	26,683	27,452	29,949
Capital markets and foreign exchange	31,407	37,636	50,313
Dividends and other investment income	42,428	33,074	26,631
Loan sales and servicing income	28,072	29,382	22,261
Fair value and nonhedge derivative income (loss)	(4,980)	(15,827)	113,779
Equity securities gains (losses), net	6,511	(5,993)	(1,825)
Fixed income securities gains (losses), net	11,868	11,055	(3,846)
Impairment losses on investment securities:
Impairment losses on investment securities	(77,325)	(156,452)	(569,866)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	43,642	71,097	289,403

Net impairment losses on investment securities	(33,683)	(85,355)	(280,463)
Valuation losses on securities purchased	–	–	(212,092)
Gain on subordinated debt modification	–	–	508,945
Gain on subordinated debt exchange	–	14,471	–
Acquisition related gains	–	–	169,186
Other	29,607	29,478	12,162

Total noninterest income	481,838	440,462	804,101

Noninterest expense:
Salaries and employee benefits	874,293	825,344	818,837
Occupancy, net	112,537	113,559	112,201
Furniture and equipment	105,703	101,061	99,878
Other real estate expense	77,570	144,815	110,800
Credit related expense	61,629	71,205	44,979
Provision for unfunded lending commitments	(9,286)	(4,737)	65,511
Legal and professional services	38,992	39,540	37,197
Advertising	27,164	24,820	22,982
FDIC premiums	63,918	101,990	100,517
Amortization of core deposit and other intangibles	20,070	25,517	31,674
Other	286,099	275,767	226,934

Total noninterest expense	1,658,689	1,718,881	1,671,510

Impairment loss on goodwill	–	–	636,216

Income (loss) before income taxes	521,273	(403,168)	(1,623,020)
Income taxes (benefit)	198,583	(106,819)	(401,343)

Net income (loss)	322,690	(296,349)	(1,221,677)
Net income (loss) applicable to noncontrolling interests	(1,114)	(3,621)	(5,566)

Net income (loss) applicable to controlling interest	323,804	(292,728)	(1,216,111)
Preferred stock dividends	(170,414)	(122,884)	(102,969)
Preferred stock redemption	–	3,107	84,633

Net earnings (loss) applicable to common shareholders	$153,390	$(412,505)	$(1,234,447)

Weighted average common shares outstanding during the year:
Basic shares	182,393	166,054	124,443
Diluted shares	182,605	166,054	124,443
Net earnings (loss) per common share:
Basic	$0.83	$(2.48)	$(9.92)
Diluted	0.83	(2.48)	(9.92)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

ZIONS BANCORPORATION AND SUBSIDIARIES

	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
(In thousands, except share and per share amounts)		Shares	Amount

Balance at December 31, 2008	$1,581,834	115,344,813	$2,599,916	$2,418,904	$(98,958)	$27,320	$6,529,016
Cumulative effect of change in accounting principle, adoption of new OTTI guidance under ASC 320				137,462	(137,462)		–
Comprehensive loss:
Net loss				(1,216,111)		(5,566)	(1,221,677)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments and retained interests					(65,037)
Reclassification for net losses on investments included in earnings					162,206
Noncredit-related impairment losses on securities not expected to be sold					(174,244)
Accretion of securities with noncredit-related impairment losses not expected to be sold					996
Net unrealized losses on derivative instruments					(128,597)
Pension and postretirement					4,197

Other comprehensive loss					(200,479)		(200,479)

Total comprehensive loss							(1,422,156)
Preferred stock redemption	(100,511)		1,763	52,266			(46,482)
Preferred stock exchanged for common stock	(71,537)	2,816,834	38,486	32,367			(684)
Subordinated debt converted to preferred stock	74,438		(10,998)				63,440
Issuance of common stock		31,741,425	464,110				464,110
Subordinated debt modification			202,814				202,814
Net activity under employee plans and related tax benefits		521,998	22,326				22,326
Dividends on preferred stock	18,560			(102,969)			(84,409)
Dividends on common stock, $0.10 per share				(11,862)			(11,862)
Change in deferred compensation				(1,701)			(1,701)
Other changes in noncontrolling interests						(4,155)	(4,155)

Balance at December 31, 2009	1,502,784	150,425,070	3,318,417	1,308,356	(436,899)	17,599	5,710,257

Comprehensive loss:
Net loss				(292,728)		(3,621)	(296,349)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains on investments					4,248
Reclassification for net losses on investments included in earnings					45,689
Noncredit-related impairment losses on securities not expected to be sold					(43,920)
Accretion of securities with noncredit-related impairment losses not expected to be sold					131
Net unrealized losses on derivative instruments					(37,357)
Pension and postretirement					6,812

Other comprehensive loss					(24,397)		(24,397)

Total comprehensive loss							(320,746)
Subordinated debt converted to preferred stock	399,785		(56,834)				342,951
Issuance of preferred stock	142,500		(3,843)				138,657
Preferred stock exchanged for common stock	(8,615)	224,903	5,508	3,107			–
Issuance of common stock warrants			214,563				214,563
Subordinated debt exchanged for common stock		2,165,391	46,902				46,902
Issuance of common stock		29,553,957	623,469				623,469
Net activity under employee plans and related tax benefits		414,765	15,437				15,437
Dividends on preferred stock	20,218			(122,884)			(102,666)
Dividends on common stock, $0.04 per share				(6,650)			(6,650)
Change in deferred compensation				83			83
Other changes in noncontrolling interests						(15,043)	(15,043)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME (Continued)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
(In thousands, except share and per share amounts)		Shares	Amount
Balance at December 31, 2010	2,056,672	182,784,086	4,163,619	889,284	(461,296)	(1,065)	6,647,214
Comprehensive income:
Net income (loss)				323,804		(1,114)	322,690
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses on investments					(77,280)
Reclassification for net losses on investments included in earnings					12,852
Noncredit-related impairment losses on securities not expected to be sold					(26,481)
Accretion of securities with noncredit-related impairment losses not expected to be sold					410
Net unrealized losses on derivative instruments					(21,298)
Pension and postretirement					(18,991)

Other comprehensive loss					(130,788)		(130,788)

Total comprehensive income							191,902
Subordinated debt converted to preferred stock	299,248		(43,139)				256,109
Issuance of common stock		1,067,540	25,048				25,048
Net activity under employee plans and related tax benefits		283,762	17,714				17,714
Dividends on preferred stock	21,640			(170,414)			(148,774)
Dividends on common stock, $0.04 per share				(7,361)			(7,361)
Change in deferred compensation				1,277			1,277
Other changes in noncontrolling interests						99	99

Balance at December 31, 2011	$2,377,560	184,135,388	$4,163,242	$1,036,590	$(592,084)	$(2,080)	$6,983,228

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

ZIONS BANCORPORATION AND SUBSIDIARIES

	Year Ended December 31,
(In thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$322,690	$(296,349)	$(1,221,677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment and valuation losses on investment securities, goodwill, and long-lived assets	35,686	87,105	1,128,771
Gains on subordinated debt modification and exchange	–	(14,471)	(508,945)
Gains from acquisitions and divestitures	–	(13,703)	(169,186)
Provision for credit losses	65,121	847,401	2,082,438
Depreciation and amortization	299,948	372,754	213,040
Deferred income tax expense (benefit)	115,604	(28,665)	(15,071)
Net decrease (increase) in trading securities	8,394	(25,124)	18,521
Net decrease (increase) in loans held for sale	50,696	(32,953)	(396)
Net write-down and gains/losses from sales of other real estate owned	58,676	136,232	92,920
Change in other liabilities	19,370	241,936	(423,154)
Change in other assets	122,573	220,441	(146,722)
Other, net	(1,691)	(33,610)	7,925

Net cash provided by operating activities	1,097,067	1,460,994	1,058,464

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(2,416,741)	(3,974,808)	1,975,107
Proceeds from maturities and paydowns of investment securities held-to-maturity	101,893	154,906	166,808
Purchases of investment securities held-to-maturity	(69,171)	(86,568)	(76,322)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	2,206,881	1,084,074	1,261,655
Purchases of investment securities available-for-sale	(1,423,141)	(1,717,518)	(1,852,711)
Proceeds from sales of loans and leases	17,609	154,428	104,304
Net loan and lease collections (originations)	(1,214,007)	1,753,525	1,412,754
Proceeds from surrender of bank-owned life insurance contracts	–	210,726	–
Net decrease (increase) in other noninterest-bearing investments	19,407	29,493	(19,580)
Net purchases of premises and equipment	(77,669)	(79,071)	(97,135)
Proceeds from sales of other real estate owned	362,495	523,967	315,229
Net cash from acquisitions and divestitures	–	21,149	452,192

Net cash provided by (used in) investing activities	(2,492,444)	(1,925,697)	3,642,301

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,940,697	(903,224)	(2,154,495)
Net change in short-term funds borrowed	(208,541)	(19,541)	(3,007,062)
Repayments of debt over 90 days and up to one year	–	–	(236,811)
Proceeds from issuance of long-term debt	106,065	150,413	704,022
Repayments of long-term debt	(8,663)	(73,558)	(408,531)
Cash paid for preferred stock redemption	–	–	(47,166)
Proceeds from issuance of preferred stock, common stock, and common stock warrants	25,686	977,145	464,110
Dividends paid on common and preferred stock	(156,135)	(109,316)	(96,271)
Other, net	(3,508)	(3,279)	(24,348)

Net cash provided by (used in) financing activities	1,695,601	18,640	(4,806,552)

Net increase (decrease) in cash and due from banks	300,224	(446,063)	(105,787)
Cash and due from banks at beginning of year	924,126	1,370,189	1,475,976

Cash and due from banks at end of year	$1,224,350	$924,126	$1,370,189

Cash paid for interest	$263,338	$358,156	$577,799
Net cash paid (refund received) for income taxes	3,743	(324,804)	(131,187)

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

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the financial services industry. References to GAAP as promulgated by the Financial Accounting Standards Board (“FASB”) are made according to sections of the Accounting Standards Codification (“ASC”) and to Accounting Standards Updates (“ASU”).

In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Variable Interest Entities

ASC 810, Consolidation, requires consolidation of a variable interest entity (“VIE”) when a company is the primary beneficiary of the VIE. Effective January 1, 2010, we adopted new accounting guidance under ASC 810 that amends previous guidance to determine whether an entity is a VIE. The new rules require continuous analysis on a qualitative rather than a quantitative basis to determine the primary beneficiary of a VIE. Upon adoption and periodically thereafter, we consider our consolidation conclusions for all entities with which we are involved and have concluded that there has not been a significant impact on the Company’s financial statements.

Statement of Cash Flows

For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.

Security Resell Agreements

Security resell agreements represent overnight and term agreements with the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Company, or in some instances third parties on its behalf, take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as a liability and included in the balance sheet as securities sold, not yet purchased. At December 31, 2011, we held approximately $46 million of securities for which we were permitted by contract to sell or repledge. The majority of these securities have been either pledged or otherwise transferred to others in connection with our financing activities, or to satisfy our commitments under short sales. Security resell agreements averaged approximately $55 million during 2011, and the maximum amount outstanding at any month-end during 2011 was approximately $72 million.

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

We review quarterly our investment securities portfolio for any declines in value that are considered to be other-than-temporary impairment (“OTTI”). The process, methodology and factors considered to evaluate securities for OTTI are discussed further in Note 5. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in OCI. OTTI is recognized as a realized loss through earnings when there has been an adverse change in the holder’s best estimate of cash flows expected to be collected such that the entire amortized cost basis will not be received.

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

Loans that become other than current with respect to contractual payments due may be accounted for separately depending on the status of the loan, which is determined from certain credit quality indicators applied under the circumstances. The loan status includes past due, nonaccrual, impaired, modified, and restructured (including troubled debt restructurings). Our accounting policies for these loan types and our estimation of the related allowance for loan losses are discussed further in Note 6.

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

Net Earnings Per Common Share

Net earnings per common share is based on net earnings applicable to common shareholders which is net of preferred stock dividends. Basic net earnings per common share is based on the weighted average outstanding common shares during each year. Unvested share-based awards with rights to receive nonforfeitable dividends are considered participating securities and included in the computation of basic earnings per share. Diluted net earnings per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents (such as warrants, stock options and restricted stock). Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive.

2. OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This new guidance under ASC 210, Balance Sheet, provides convergence to International Financial Reporting Standards (“IFRS”) to provide common disclosure requirements for the offsetting of financial instruments. Existing GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The new guidance is effective on a retrospective basis, including all prior periods presented, for interim and annual periods beginning on or after January 1, 2013. Management is currently evaluating the impact this new guidance may have on the disclosures in the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This new accounting guidance under ASC 220, Comprehensive Income, provides convergence to IFRS and no longer allows presentation of OCI in the statement of changes in shareholders’ equity. Companies may present OCI in a continuous statement of comprehensive income or in a separate statement consecutive to the statement of income. For public entities, the new guidance is effective on a retrospective basis for interim and annual periods beginning after December 15, 2011.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU under ASC 220 defers the requirements of ASU 2011-05 to display reclassification adjustments for each component of OCI in both net income and OCI and to present the components of OCI in interim financial statements. During 2012, the FASB will reconsider the reclassification requirements and the timing of their implementation. Management is currently evaluating the impact both of these ASUs will have on the disclosures in the Company’s financial statements.

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

3. MERGER AND ACQUISITION ACTIVITY

In August 2011, we recognized a $5.5 million gain in other noninterest income from the sale of BServ, Inc. (dba BankServ) stock. We acquired the stock of this privately-owned company when we sold substantially all of the assets of our NetDeposit subsidiary in September 2010. Similar to BankServ, NetDeposit specialized in remote deposit capture and electronic payment technologies. We recognized in other noninterest income a pretax gain of approximately $13.7 million when we sold NetDeposit.

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

In connection with the 2009 acquisitions, CB&T and NSB entered into loss sharing agreements with the FDIC for the purchased loans, as discussed further in Note 6. Because the fair value of net assets acquired exceeded cost, and taking into consideration the amounts of cash received from the FDIC, we recognized acquisition related gains of $169.2 million.

4. SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities are summarized as follows:

	Year Ended December 31,
(In thousands)	2011	2010	2009
Amortized cost of investment securities held-to-maturity transferred to investment securities available-for-sale	$–	$–	$1,058,159
Loans transferred to other real estate owned	301,454	607,886	553,415
Beneficial conversion feature of modified subordinated debt recorded in common stock	–	–	202,814
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	43,139	56,834	10,998
Subordinated debt exchanged for common stock	–	46,902	–
Subordinated debt converted to preferred stock	256,109	342,951	63,440
Preferred stock exchanged for common stock	–	5,508	38,486
Acquisitions:
Assets acquired	–	–	2,981,335
Liabilities assumed	–	–	2,929,448

5. INVESTMENT SECURITIES

Investment securities are summarized as follows:

	December 31, 2011
	Amortized cost	Recognized in OCI[1]		Carrying value	Not recognized in OCI		Estimated fair value
(In thousands)		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses

Held-to-maturity:
Municipal securities	$564,468	$–	$–	$564,468	$8,807	$1,083	$572,192
Asset-backed securities:
Trust preferred securities – banks and insurance	262,853	–	40,546	222,307	207	78,191	144,323
Other	24,310	–	3,381	20,929	303	7,868	13,364
Other debt securities	100	–	–	100	–	5	95

	$851,731	$–	$43,927	$807,804	$9,317	$87,147	$729,974

Available-for-sale:
U.S. Treasury securities	$4,330	$304	$–	$4,634			$4,634
U.S. Government agencies and corporations:
Agency securities	153,179	5,423	122	158,480			158,480
Agency guaranteed mortgage-backed securities	535,228	18,211	102	553,337			553,337
Small Business Administration loan-backed securities	1,153,039	12,119	4,496	1,160,662			1,160,662
Municipal securities	120,677	3,191	1,700	122,168			122,168
Asset-backed securities:
Trust preferred securities – banks and insurance	1,794,427	15,792	880,509	929,710			929,710
Trust preferred securities – real estate investment trusts	40,259	–	21,614	18,645			18,645
Auction rate securities	71,338	164	1,482	70,020			70,020
Other	64,646	1,028	15,302	50,372			50,372

	3,937,123	56,232	925,327	3,068,028			3,068,028
Mutual funds and other	162,606	167	6	162,767			162,767

	$4,099,729	$56,399	$925,333	$3,230,795			$3,230,795

	December 31, 2010
	Amortized cost	Recognized in OCI[1]		Carrying value	Not recognized in OCI		Estimated fair value
(In thousands)		Gross unrealized gains	Gross unrealized losses		Gross unrealized gains	Gross unrealized losses

Held-to-maturity:
Municipal securities	$577,527	$–	$–	$577,527	$8,715	$3,606	$582,636
Asset-backed securities:
Trust preferred securities – banks and insurance	263,621	–	24,243	239,378	–	50,434	188,944
Other	27,671	–	4,034	23,637	897	7,860	16,674
Other debt securities	100	–	–	100	–	–	100

	$868,919	$–	$28,277	$840,642	$9,612	$61,900	$788,354

Available-for-sale:
U.S. Treasury securities	$705,321	$329	$24	$705,626			$705,626
U.S. Government agencies and corporations:
Agency securities	201,356	7,179	137	208,398			208,398
Agency guaranteed mortgage-backed securities	565,963	12,289	1,864	576,388			576,388
Small Business Administration loan-backed securities	867,506	6,703	6,324	867,885			867,885
Municipal securities	155,583	2,534	409	157,708			157,708
Asset-backed securities:
Trust preferred securities – banks and insurance	1,947,129	46,821	750,553	1,243,397			1,243,397
Trust preferred securities – real estate investment trusts	45,687	–	26,522	19,165			19,165
Auction rate securities	110,548	649	1,588	109,609			109,609
Other	103,047	1,784	24,125	80,706			80,706

	4,702,140	78,288	811,546	3,968,882			3,968,882
Mutual funds and other	236,779	81	–	236,860			236,860

	$4,938,919	$78,369	$811,546	$4,205,742			$4,205,742

[1]	The gross unrealized losses recognized in OCI on HTM securities primarily resulted from a previous transfer of AFS securities to HTM.

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

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of December 31, 2011 by expected maturity distribution for structured asset-backed security collateralized debt obligations (“ABS CDOs”) and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$53,518	$53,738	$440,723	$413,168
Due after one year through five years	210,563	206,840	1,076,777	985,455
Due after five years through ten years	179,177	158,329	780,273	660,265
Due after ten years	408,473	311,067	1,639,350	1,009,140

	$851,731	$729,974	$3,937,123	$3,068,028

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position.

	December 31, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity:
Municipal securities	$415	$10,855	$668	$22,188	$1,083	$33,043
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	118,737	144,053	118,737	144,053
Other	–	–	11,249	13,364	11,249	13,364
Other debt securities	5	95	–	–	5	95

	$420	$10,950	$130,654	$179,605	$131,074	$190,555

Available-for-sale:
U.S. Government agencies and corporations:					.
Agency securities	$60	$13,308	$62	$3,880	$122	$17,188
Agency guaranteed mortgage-backed securities	102	52,267	–	–	102	52,267
Small Business Administration loan-backed securities	1,783	260,865	2,713	191,339	4,496	452,204
Municipal securities	1,305	15,011	395	4,023	1,700	19,034
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	880,509	695,365	880,509	695,365
Trust preferred securities – real estate investment trusts	–	–	21,614	18,645	21,614	18,645
Auction rate securities	158	27,998	1,324	34,115	1,482	62,113
Other	–	–	15,302	18,585	15,302	18,585

	3,408	369,449	921,919	965,952	925,327	1,335,401
Mutual funds and other	6	167	–	–	6	167

	$3,414	$369,616	$921,919	$965,952	$925,333	$1,335,568

	December 31, 2010
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity:
Municipal securities	$574	$27,600	$3,032	$23,828	$3,606	$51,428
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	74,677	188,944	74,677	188,944
Other	–	–	11,894	16,674	11,894	16,674

	$574	$27,600	$89,603	$229,446	$90,177	$257,046

Available-for-sale:
U.S. Treasury securities	$24	$400,778	$–	$–	$24	$400,778
U.S. Government agencies and corporations:
Agency securities	111	11,317	26	970	137	12,287
Agency guaranteed mortgage-backed securities	1,864	235,531	–	–	1,864	235,531
Small Business Administration loan-backed securities	432	116,101	5,892	400,447	6,324	516,548
Municipal securities	405	14,928	4	391	409	15,319
Asset-backed securities:
Trust preferred securities – banks and insurance	1,969	87,973	748,584	850,437	750,553	938,410
Trust preferred securities – real estate investment trusts	–	–	26,522	19,165	26,522	19,165
Auction rate securities	1,588	68,178	–	–	1,588	68,178
Other	–	–	24,125	44,628	24,125	44,628

	$6,393	$934,806	$805,153	$1,316,038	$811,546	$2,250,844

At December 31, 2011 and 2010, respectively, 72 and 92 HTM and 525 and 628 AFS investment securities were in an unrealized loss position.

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

The following summarizes the conclusions from our OTTI evaluation for those security types that have significant gross unrealized losses at December 31, 2011:

Asset-backed securities

Trust preferred securities – banks and insurance: These CDO securities are interests in variable rate pools of trust preferred securities related to banks and insurance companies (“collateral issuers”). They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”), which are rating agencies registered with the Securities and Exchange Commission (“SEC”). They were purchased generally at par. The primary drivers that have given rise to the unrealized losses on CDOs with bank and insurance collateral are listed below:

i.	Market yield requirements for bank CDO securities remain very high. The credit crisis resulted in significant utilization of both the unique five-year deferral option each collateral issuer maintains during the life of the CDO and the ability of junior CDO bonds to defer the payment of current interest. The resulting increase in the rate of return demanded by the market for trust preferred CDOs remains dramatically higher than the effective interest rates. All structured product fair values, including bank CDOs, deteriorated significantly during the credit crisis, generally reaching a low in mid-2009. Prices for some structured products, other than bank CDOs, have since rebounded as the crucial unknowns related to value became resolved and as trading increased in these securities. Unlike these other structured products, CDO tranches backed by bank trust preferred securities continue to have unresolved questions surrounding collateral behavior, specifically including, but not limited to, the future number, size and timing of bank failures, and of allowed deferrals and subsequent resumption of payment of contractual interest.

ii.	Structural features of the collateral make these CDO tranches difficult for market participants to model. The first feature unique to bank CDOs is the interest deferral feature previously discussed. During the credit crisis starting in 2008, certain banks within our CDO pools have exercised this prerogative. The extent to which these deferrals either transition to default or alternatively come current prior to the five-year deadline is extremely difficult for market participants to assess. Our CDO pools include banks which first exercised this deferral option in the second quarter of 2008. A significant number of banks in our CDO pools have already come current after a period of deferral, while others are still deferring but remain within the allowed deferral period.

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

Our ongoing review of these securities in accordance with the previous discussion determined that OTTI should be recorded at December 31, 2011.

Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit, collateral deterioration, widening of credit spreads for ABS securities, and general illiquidity in the CDO market. Based on our review, no OTTI was recorded for these securities at December 31, 2011.

Other asset-backed securities: Most of these CDO securities were purchased in 2009 from Lockhart Funding LLC (“Lockhart”) at their carrying values and were then adjusted to fair value. Certain of these CDOs consist of ABS CDOs (also known as diversified structured finance CDOs). Unrealized losses since acquisition were caused mainly by deterioration in collateral quality, widening of credit spreads for asset backed securities, and ratings downgrades of the underlying residential mortgage-backed securities collateral. Our ongoing review of these securities in accordance with the previous discussion determined that OTTI should be recorded at December 31, 2011.

U.S. Government agencies and corporations

Small Business Administration (“SBA”) loan-backed securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, no OTTI was recorded for these securities at December 31, 2011.

The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings.

	2011			2010
(In thousands)	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of year	$(5,357)	$(335,682)	$(341,039)	$(5,206)	$(269,251)	$(274,457)
Additions:
Credit-related OTTI not previously recognized[1]	(769)	(3,007)	(3,776)	–	(3,899)	(3,899)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis[2]	–	(29,907)	(29,907)	(151)	(81,305)	(81,456)

Subtotal of amounts recognized in earnings	(769)	(32,914)	(33,683)	(151)	(85,204)	(85,355)
Reductions for securities sold during the year	–	53,736	53,736	–	18,773	18,773

Balance of credit-related OTTI at end of year	$(6,126)	$(314,860)	$(320,986)	$(5,357)	$(335,682)	$(341,039)

[1]	Relates to securities not previously impaired.
[2]	Relates to additional impairment on securities previously impaired.

To determine the credit component of OTTI for all security types, we utilize projected cash flows as the best estimate of fair value. These cash flows are credit adjusted using, among other things, assumptions for default probability assigned to each portion of performing collateral. The credit adjusted cash flows are discounted at a security specific effective rate to identify any OTTI, and then at a market rate for valuation purposes.

For those securities with credit-related OTTI recognized in the statement of income, the amounts of noncredit-related OTTI recognized in OCI are as follows:

(In thousands)	2011	2010	2009

Noncredit-related OTTI, pretax:
HTM	$20,945	$–	$583
AFS	22,697	71,097	288,820

Total	$43,642	$71,097	$289,403

Total noncredit-related OTTI, after-tax	$26,481	$43,920	$174,244

As of January 1, 2009, we reclassified to OCI $137.5 million after-tax as a cumulative effect adjustment for the noncredit-related portion of OTTI losses previously recognized in earnings.

Nontaxable interest income on securities was $21.3 million in 2011, $26.7 million in 2010, and $30.4 million in 2009.

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income.

	2011		2010		2009
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$229	$769	$–	$151	$–	$3,301
Available-for-sale	21,793	43,068	11,153	85,302	9,976	499,970
Other noninterest-bearing investments:
Nonmarketable equity securities	9,449	2,938	5,221	11,214	4,919	9,850

	31,471	46,775	16,374	96,667	14,895	513,121

Net losses		$(15,304)		$(80,293)		$(498,226)

Statement of income information:
Net impairment losses on investment securities		$(33,683)		$(85,355)		(280,463)
Valuation losses on securities purchased		–		–		(212,092)

		(33,683)		(85,355)		(492,555)
Equity securities gains (losses), net		6,511		(5,993)		(1,825)
Fixed income securities gains (losses), net		11,868		11,055		(3,846)

Net losses		$(15,304)		$(80,293)		$(498,226)

Valuation losses on securities purchased of $212.1 million in 2009 include $187.9 million that relate to purchases by Zions Bank from Lockhart, which are discussed further in Note 7, and $24.2 million when we voluntarily purchased all of the $255.3 million of auction rate securities previously sold to customers by certain Company subsidiaries.

Securities with a carrying value of $1.5 billion and $1.6 billion at December 31, 2011 and 2010, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

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

Loans and Loans Held for Sale

Loans are summarized as follows according to major portfolio segment and specific loan class:

	December 31,
(In thousands)	2011	2010

Loans held for sale	$201,590	$206,286

Commercial:
Commercial and industrial	$10,393,496	$9,167,001
Leasing	422,431	410,174
Owner occupied	8,165,993	8,217,363
Municipal	442,060	438,985

Total commercial	19,423,980	18,233,523

Commercial real estate:
Construction and land development	2,276,114	3,499,103
Term	7,906,179	7,649,494

Total commercial real estate	10,182,293	11,148,597

Consumer:
Home equity credit line	2,184,515	2,141,740
1-4 family residential	3,915,008	3,499,149
Construction and other consumer real estate	306,764	343,257
Bankcard and other revolving plans	290,920	296,936
Other	223,181	233,193

Total consumer	6,920,388	6,514,275

FDIC-supported loans	751,091	971,377

Total loans	$37,277,752	$36,867,772

FDIC-supported loans were acquired during 2009 and are indemnified by the FDIC under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased loans accounted for under ASC 310-30 at their carrying values rather than their outstanding balances. See subsequent discussion under purchased loans.

Owner occupied and commercial real estate loans include unamortized premiums of approximately $73.4 million and $88.4 million at December 31, 2011 and 2010, respectively.

Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.

As of December 31, 2011 and 2010, loans with a carrying value of approximately $21.1 billion and $20.4 billion, respectively, were pledged at the Federal Reserve and various Federal Home Loan Banks as collateral for current and potential borrowings.

We sold loans totaling $1.6 billion in 2011, $1.7 billion in 2010, and $1.9 billion in 2009, that were previously classified as loans held for sale. Amounts added to loans held for sale during these same periods were $1.6 billion, $1.8 billion, and $2.0 billion, respectively. Income from loans sold, excluding servicing, was $17.5 million in 2011, $17.8 million in 2010, and $11.2 million in 2009.

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

We determine our ALLL as the best estimate within a range of estimated losses. The methodologies we use to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. The methodology for impaired loans is discussed subsequently. For the commercial and commercial real estate segments, we use a comprehensive loan grading system to assign probability of default and loss given default grades to each loan. The credit quality indicators discussed subsequently are based on this grading system. Probability of default and loss given default grades are based on both financial and statistical models and loan officers’ judgment. We create groupings of these grades for each subsidiary bank and loan class and calculate historic loss rates using a loss migration analysis that attributes historic realized losses to historic loan grades over the most recent 60 months.

For the consumer loan segment, we use roll rate models to forecast probable inherent losses. Roll rate models measure the rate at which consumer loans migrate from one delinquency category to the next worse delinquency category, and eventually to loss. We estimate roll rates for consumer loans using recent delinquency and loss experience. These roll rates are then applied to current delinquency levels to estimate probable inherent losses.

For FDIC-supported loans purchased with evidence of credit deterioration, we determine the ALLL according to ASC 310-30. The accounting for these loans, including the allowance calculation, is described in the purchased loans section following.

After applying historic loss experience, as described above, we review the quantitatively derived level of ALLL for each segment using qualitative criteria. We track various risk factors that influence our judgment regarding the level of the ALLL across the portfolio segments. Primary qualitative and environmental factors that may not be reflected in our quantitative models include:

•	Asset quality trends

•	Risk management and loan administration practices

•	Risk identification practices

•	Effect of changes in the nature and volume of the portfolio

•	Existence and effect of any portfolio concentrations

•	National economic and business conditions

•	Regional and local economic and business conditions

•	Data availability and applicability

We review changes in these factors to ensure that changes in the level of the ALLL are directionally consistent with changes in these factors. The magnitude of the impact of these factors on our qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one another. We also consider the uncertainty inherent in the estimation process when evaluating the ALLL.

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

Changes in ACL Assumptions: We regularly evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. During the fourth quarter of 2011, we changed certain assumptions in our ACL estimation procedures including our loss migration model that we use to quantitatively estimate the ALLL and RULC for the commercial and commercial real estate segments and the procedures that we use to adjust qualitatively the outputs from our quantitative models.

Prior to the fourth quarter of 2011, we used loss migration models based on loss experience over several look-back periods to estimate probable losses for the portions of the segments that were collectively evaluated for impairment. During the fourth quarter of 2011, the loss migrations models were based on loss experience over the most recent 60 months. The loss emergence period was also extended from a static 18 months to a loss emergence period that varies by subsidiary bank based on charge-off experience. On average, the loss emergence period for the Company for the commercial lending and commercial real estate segments is estimated to be approximately 25 months. These changes increased the quantitative portion of the ACL by approximately $45 million over what it would have been had the September 30, 2011 assumptions been used. We considered these assumption changes in assessing our qualitative adjustments to determine the appropriate level of ACL. We made the change in order minimize the need for future assumption changes when credit quality improves to more normal levels and in order to increase the transparency of our ACL methodology. The above refinements in the quantitative portion of the ACL estimate did not have a material effect on the overall level of the ACL or the provision for loan losses.

Prior to the fourth quarter of 2011, we determined our adjustments for qualitative and environmental factors by estimating a single value for these adjustments. During the fourth quarter of 2011, we determined our adjustments for qualitative and environmental factors by estimating a point within a range of estimated ACL levels. We made the change to explicitly recognize that the ACL estimate is imprecise and could have a range of acceptable values and to increase the transparency of our ACL methodology. The above refinement in the qualitative portion of the ACL estimate did not have a material effect on the overall level of the ACL or the provision for loan losses.

Changes in the allowance for credit losses are summarized as follows:

	December 31, 2011					December 31,
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported[1]	Total	2010	2009
Allowance for loan losses:
Balance at beginning of year	$761,107	$487,235	$154,326	$37,673	$1,440,341	$1,531,332	$686,999
Additions:
Provision for loan losses	46,432	(21,940)	42,720	7,195	74,407	852,138	2,016,927
Adjustment for FDIC-supported loans	–	–	–	(8,851)	(8,851)	39,824	2,303
Deductions:
Gross loan and lease charge-offs	(228,026)	(223,974)	(88,660)	(19,497)	(560,157)	(1,073,813)	(1,255,652)
Recoveries	48,312	34,225	14,729	6,952	104,218	90,860	80,755

Net loan and lease charge-offs	(179,714)	(189,749)	(73,931)	(12,545)	(455,939)	(982,953)	(1,174,897)

Balance at end of year	$627,825	$275,546	$123,115	$23,472	$1,049,958	$1,440,341	$1,531,332

Reserve for unfunded lending commitments:
Balance at beginning of year	$83,352	$26,373	$1,983	$–	$111,708	$116,445	$50,934
Provision charged (credited) to earnings	(6,120)	(2,801)	(365)	–	(9,286)	(4,737)	65,511

Balance at end of year	$77,232	$23,572	$1,618	$–	$102,422	$111,708	$116,445

Total allowance for credit losses:
Allowance for loan losses	$627,825	$275,546	$123,115	$23,472	$1,049,958	$1,440,341	$1,531,332
Reserve for unfunded lending commitments	77,232	23,572	1,618	–	102,422	111,708	116,445

Total allowance for credit losses	$705,057	$299,118	$124,733	$23,472	$1,152,380	$1,552,049	$1,647,777

[1]	The purchased loans section following contains further discussion related to FDIC-supported loans.

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	December 31, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Individually evaluated for impairment	$11,456	$20,971	$8,995	$623	$42,045
Collectively evaluated for impairment	616,369	254,575	114,120	16,830	1,001,894
Purchased loans with evidence of credit deterioration	–	–	–	6,019	6,019

Total	$627,825	$275,546	$123,115	$23,472	$1,049,958

Outstanding loan balances:
Individually evaluated for impairment	$349,662	$668,022	$113,798	$2,714	$1,134,196
Collectively evaluated for impairment	19,074,318	9,514,271	6,806,590	638,167	36,033,346
Purchased loans with evidence of credit deterioration	–	–	–	110,210	110,210

Total	$19,423,980	$10,182,293	$6,920,388	$751,091	$37,277,752

	December 31, 2010
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Individually evaluated for impairment	$53,237	$37,545	$6,335	$–	$97,117
Collectively evaluated for impairment	707,870	449,690	147,991	30,684	1,336,235
Purchased loans with evidence of credit deterioration	–	–	–	6,989	6,989

Total	$761,107	$487,235	$154,326	$37,673	$1,440,341

Outstanding loan balances:
Individually evaluated for impairment	$544,243	$1,003,402	$137,928	$–	$1,685,573
Collectively evaluated for impairment	17,689,280	10,145,195	6,376,347	791,587	35,002,409
Purchased loans with evidence of credit deterioration	–	–	–	179,790	179,790

Total	$18,233,523	$11,148,597	$6,514,275	$971,377	$36,867,772

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

Closed-end loans with payments scheduled monthly are reported as past due when the borrower is in arrears for two or more monthly payments. Similarly, open-end credit such as charge-card plans and other revolving credit plans are reported as past due when the minimum payment has not been made for two or more billing cycles. Other multi-payment obligations (i.e., quarterly, semiannual, etc.), single payment, and demand notes are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more.

Nonaccrual loans are summarized as follows:

	December 31,
(In thousands)	2011	2010

Loans held for sale	$18,216	$–

Commercial:
Commercial and industrial	$126,468	$224,499
Leasing	1,546	801
Owner occupied	239,203	342,467
Municipal	–	2,002

Total commercial	367,217	569,769

Commercial real estate:
Construction and land development	219,837	493,445
Term	156,165	264,305

Total commercial real estate	376,002	757,750

Consumer:
Home equity credit line	18,376	14,047
1-4 family residential	90,857	124,470
Construction and other consumer real estate	12,096	23,719
Bankcard and other revolving plans	346	958
Other	2,498	2,156

Total consumer loans	124,173	165,350

FDIC-supported loans	24,267	35,837

Total	$891,659	$1,528,706

Past due loans (accruing and nonaccruing) are summarized as follows:

	December 31, 2011
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$183,344	$–	$18,246	$18,246	$201,590	$30	$–

Commercial:
Commercial and industrial	$10,257,072	$62,153	$74,271	$136,424	$10,393,496	$4,966	$47,939
Leasing	420,636	1,634	161	1,795	422,431	–	1,319
Owner occupied	7,960,717	93,763	111,513	205,276	8,165,993	3,230	85,495
Municipal	442,060	–	–	–	442,060	–	–

Total commercial	19,080,485	157,550	185,945	343,495	19,423,980	8,196	134,753

Commercial real estate:
Construction and land development	2,148,749	21,562	105,803	127,365	2,276,114	2,471	107,991
Term	7,793,013	51,592	61,574	113,166	7,906,179	4,170	88,451

Total commercial real estate	9,941,762	73,154	167,377	240,531	10,182,293	6,641	196,442

Consumer:
Home equity credit line	2,166,277	8,669	9,569	18,238	2,184,515	–	5,542
1-4 family residential	3,839,804	18,985	56,219	75,204	3,915,008	2,833	32,067
Construction and other consumer real estate	295,262	5,008	6,494	11,502	306,764	136	4,773
Bankcard and other revolving plans	287,443	1,984	1,493	3,477	290,920	1,309	122
Other	219,216	1,995	1,970	3,965	223,181	–	372

Total consumer loans	6,808,002	36,641	75,745	112,386	6,920,388	4,278	42,876

FDIC-supported loans	634,334	27,791	88,966	116,757	751,091	74,611	6,812

Total	$36,464,583	$295,136	$518,033	$813,169	$37,277,752	$93,726	$380,883

	December 31, 2010
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$206,286	$–	$–	$–	$206,286	$–	$–

Commercial:
Commercial and industrial	$8,938,120	$100,119	$128,762	$228,881	$9,167,001	$7,533	$77,406
Leasing	408,015	1,352	807	2,159	410,174	66	23
Owner occupied	7,905,193	83,658	228,512	312,170	8,217,363	3,876	91,527
Municipal	438,985	–	–	–	438,985	–	2,002

Total commercial	17,690,313	185,129	358,081	543,210	18,233,523	11,475	170,958

Commercial real estate:
Construction and land development	3,172,537	57,891	268,675	326,566	3,499,103	1,916	200,864
Term	7,436,222	85,595	127,677	213,272	7,649,494	4,757	112,447

Total commercial real estate	10,608,759	143,486	396,352	539,838	11,148,597	6,673	313,311

Consumer:
Home equity credit line	2,126,505	7,494	7,741	15,235	2,141,740	–	2,224
1-4 family residential	3,383,420	26,345	89,384	115,729	3,499,149	2,966	34,425
Construction and other consumer real estate	322,341	8,261	12,655	20,916	343,257	532	10,089
Bankcard and other revolving plans	290,879	3,912	2,145	6,057	296,936	1,572	311
Other	227,654	4,586	953	5,539	233,193	–	959

Total consumer loans	6,350,799	50,598	112,878	163,476	6,514,275	5,070	48,008

FDIC-supported loans	804,760	27,256	139,361	166,617	971,377	118,760	15,136

Total	$35,454,631	$406,469	$1,006,672	$1,413,141	$36,867,772	$141,978	$547,413

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2011
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total loans	Total allowance

Loans held for sale	$182,626	$–	$18,964	$–	$201,590	$–

Commercial:
Commercial and industrial	$9,670,781	$271,845	$442,139	$8,731	$10,393,496
Leasing	405,433	5,878	11,120	–	422,431
Owner occupied	7,488,644	184,821	486,584	5,944	8,165,993
Municipal	426,626	15,434	–	–	442,060

Total commercial	17,991,484	477,978	939,843	14,675	19,423,980	$627,825

Commercial real estate:
Construction and land development	1,658,946	187,323	426,152	3,693	2,276,114
Term	7,266,423	196,377	437,390	5,989	7,906,179

Total commercial real estate	8,925,369	383,700	863,542	9,682	10,182,293	275,546

Consumer:
Home equity credit line	2,133,277	106	51,089	43	2,184,515
1-4 family residential	3,782,750	5,736	126,277	245	3,915,008
Construction and other consumer real estate	275,603	12,206	16,967	1,988	306,764
Bankcard and other revolving plans	278,669	3,832	8,419	–	290,920
Other	218,755	163	4,256	7	223,181

Total consumer loans	6,689,054	22,043	207,008	2,283	6,920,388	123,115

FDIC-supported loans	500,177	35,877	215,031	6	751,091	23,472

Total	$34,106,084	$919,598	$2,225,424	$26,646	$37,277,752	$1,049,958

	December 31, 2010
(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total loans	Total allowance

Loans held for sale	$206,286	$–	$–	$–	$206,286	$–

Commercial:
Commercial and industrial	$8,234,515	$254,369	$658,400	$19,717	$9,167,001
Leasing	395,081	1,170	13,923	–	410,174
Owner occupied	7,358,189	147,562	705,128	6,484	8,217,363
Municipal	436,983	–	2,002	–	438,985

Total commercial	16,424,768	403,101	1,379,453	26,201	18,233,523	$761,107

Commercial real estate:
Construction and land development	1,921,110	470,431	1,093,772	13,790	3,499,103
Term	6,768,022	252,814	624,196	4,462	7,649,494

Total commercial real estate	8,689,132	723,245	1,717,968	18,252	11,148,597	487,235

Consumer:
Home equity credit line	2,098,365	855	42,349	171	2,141,740
1-4 family residential	3,313,875	7,274	177,963	37	3,499,149
Construction and other consumer real estate	310,209	3,424	29,176	448	343,257
Bankcard and other revolving plans	282,353	4,535	10,040	8	296,936
Other	226,832	111	6,038	212	233,193

Total consumer loans	6,231,634	16,199	265,566	876	6,514,275	154,326

FDIC-supported loans	646,476	45,431	278,044	1,426	971,377	37,673

Total	$31,992,010	$1,187,976	$3,641,031	$46,755	$36,867,772	$1,440,341

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. If a nonaccrual loan has a balance greater than $1 million or if a loan is a TDR (including TDRs that subsequently default), we evaluate the loan for impairment and estimate a specific reserve for the loan according to ASC 310 for all portfolio segments. Smaller nonaccrual loans are pooled for ALLL estimation purposes.

The threshold of $1 million was increased from $500,000 beginning in the third quarter of 2011 primarily to achieve operational efficiency through collective evaluation of loans for impairment. Recent improvements in credit quality were also considered in making this change. Loans that met the prior threshold will continue to be individually evaluated for impairment. No changes were made to our loan loss model for those loans that are now collectively evaluated for impairment. The impact of increasing the threshold increased the ALLL by an immaterial amount at December 31, 2011, because the collective evaluation resulted in a higher ALLL than the individual evaluation.

When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. Payments are recognized when cash is received.

Information on impaired loans is summarized as follows, including the average recorded investment and interest income recognized for the year ended December 31, 2011.

	December 31, 2011
	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
(In thousands)		with no allowance	with allowance

Commercial:
Commercial and industrial	$212,263	$69,492	$66,438	$135,930	$6,373	$184,280	$1,967
Owner occupied	258,173	135,555	78,177	213,732	5,083	280,121	2,829
Municipal	–	–	–	–	–	2,937	–

Total commercial	470,436	205,047	144,615	349,662	11,456	467,338	4,796

Commercial real estate:
Construction and land development	405,499	178,113	136,634	314,747	8,925	439,803	5,026
Term	414,998	187,345	165,930	353,275	12,046	398,841	9,113

Total commercial real estate	820,497	365,458	302,564	668,022	20,971	838,644	14,139

Consumer:
Home equity credit line	1,955	384	1,469	1,853	411	1,381	1
1-4 family residential	116,498	58,392	39,960	98,352	7,555	105,794	1,408
Construction and other consumer real estate	13,340	4,537	6,188	10,725	1,026	12,327	84
Bankcard and other revolving plans	–	–	–	–	–	32	–
Other	2,889	2,840	28	2,868	3	3,626	1

Total consumer loans	134,682	66,153	47,645	113,798	8,995	123,160	1,494

FDIC-supported loans	353,195	47,736	65,188	112,924	6,642	144,575	53,954	[1]

Total	$1,778,810	$684,394	$560,012	$1,244,406	$48,064	$1,573,717	$74,383

[1]	Interest income recognized results primarily from discount accretion on impaired FDIC-supported loans.

	December 31, 2010
	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
(In thousands)		with no allowance	with allowance

Commercial:
Commercial and industrial	$322,674	$95,316	$114,959	$210,275	$38,021
Owner occupied	430,997	233,418	98,548	331,966	14,743
Municipal	2,002	–	2,002	2,002	473

Total commercial	755,673	328,734	215,509	544,243	53,237

Commercial real estate:
Construction and land development	862,433	478,181	118,663	596,844	16,964
Term	500,956	251,745	154,813	406,558	20,581

Total commercial real estate	1,363,389	729,926	273,476	1,003,402	37,545

Consumer:
Home equity credit line	5,160	3,152	630	3,782	180
1-4 family residential	138,965	91,721	23,811	115,532	5,456
Construction and other consumer real estate	27,308	16,682	1,369	18,051	465
Bankcard and other revolving plans	60	–	30	30	30
Other	629	–	533	533	204

Total consumer loans	172,122	111,555	26,373	137,928	6,335

FDIC-supported loans	547,566	131,680	48,110	179,790	6,989

Total	$2,838,750	$1,301,895	$563,468	$1,865,363	$104,106

Amounts at December 31, 2010 in the preceding schedule presenting the unpaid principal balance have been adjusted from balances previously reported as of this same date, for which the total was $2.7 billion. This change to our previous reporting was made to correct a reporting error in the accumulation of our impaired loan charge-offs to arrive at the unpaid principal balances. The change did not have an impact on the Company’s balance sheet or results of operations.

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

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following table. This information reflects all TDRs at December 31, 2011:

	December 31, 2011
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total

Accruing
Commercial:
Commercial and industrial	$302	$7,727	$–	$1,955	$27,370	$4,517	$41,871
Owner occupied	1,875	15,224	37	1,008	5,504	20,449	44,097

Total commercial	2,177	22,951	37	2,963	32,874	24,966	85,968
Commercial real estate:
Construction and land development	644	33,284	565	–	28,911	34,862	98,266
Term	2,738	33,885	3,027	23,640	54,031	95,868	213,189

Total commercial real estate	3,382	67,169	3,592	23,640	82,942	130,730	311,455
Consumer:
Home equity credit line	–	–	–	–	32	–	32
1-4 family residential	3,270	1,663	525	–	6,103	34,839	46,400
Construction and other consumer real estate	166	1,444	–	–	635	1,981	4,226
Other	–	28	–	–	–	–	28

Total consumer loans	3,436	3,135	525	–	6,770	36,820	50,686

Total accruing	8,995	93,255	4,154	26,603	122,586	192,516	448,109

Nonaccruing
Commercial:
Commercial and industrial	3,526	6,094	–	1,429	8,384	10,202	29,635
Owner occupied	4,464	1,101	715	6,575	17,070	10,300	40,225

Total commercial	7,990	7,195	715	8,004	25,454	20,502	69,860
Commercial real estate:
Construction and land development	15,088	3,348	19	2,060	7,441	94,502	122,458
Term	3,445	50	–	4,250	4,724	65,316	77,785

Total commercial real estate	18,533	3,398	19	6,310	12,165	159,818	200,243
Consumer:
Home equity credit line	195	–	–	–	253	69	517
1-4 family residential	1,386	85	939	718	1,391	18,476	22,995
Construction and other consumer real estate	18	1,837	–	–	–	355	2,210

Total consumer loans	1,599	1,922	939	718	1,644	18,900	25,722

Total nonaccruing	28,122	12,515	1,673	15,032	39,263	199,220	295,825

Total	$37,117	$105,770	$5,827	$41,635	$161,849	$391,736	$743,934

[1]

Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction; etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.

Unused commitments to extend credit on TDR loans amounted to approximately $9 million at December 31, 2011.

At December 31, 2011, the total recorded investment of all TDR loans in which interest rates were modified below market was $269.9 million. These loans are included in the previous table in the columns for interest rate below market and multiple modification types.

The net financial impact on interest income due to interest rate modifications below market for accruing TDR loans is summarized in the following schedule.

(In thousands)	December 31, 2011

Commercial:
Commercial and industrial	$(46)
Owner occupied	(1,650)

Total commercial	(1,696)

Commercial real estate:
Construction and land development	(244)
Term	(7,096)

Total commercial real estate	(7,340)

Consumer:
1-4 family residential	(10,188)
Construction and other consumer real estate	(406)

Total consumer loans	(10,594)

Total decrease to interest income	$(19,630)[1]

[1]	Calculated based on the difference between the modified rate and the pre-modified rate applied to the recorded investment.

On an ongoing basis, we monitor the performance of all TDR loans according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.

The recorded investment of accruing and nonaccruing TDR loans that had a payment default during the year (and are still in default at year-end) and are within 12 months or less of being modified as TDRs is as follows:

	December 31, 2011
(In thousands)	Accruing	Nonaccruing	Total

Commercial:
Commercial and industrial	$35	$1,700	$1,735
Owner occupied	–	441	441

Total commercial	35	2,141	2,176

Commercial real estate:
Construction and land development	–	11,667	11,667
Term	–	5,971	5,971

Total commercial real estate	–	17,638	17,638

Consumer:
1-4 family residential	–	2,745	2,745

Total consumer loans	–	2,745	2,745

Total	$35	$22,524	$22,559

Note: Total loans modified as TDRs during 2011 with outstanding balances at year-end were $327.3 million.

Concentrations of Credit Risk

We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to an individual borrower or group(s) of borrowers as a result of any concentrations of credit risk. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. Our analysis as of December 31, 2011 has concluded that no significant exposure exists from such credit risks. See Note 8 for a discussion of counterparty risk associated with the Company’s derivative transactions.

Purchased Loans

Background and Accounting

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

Upon acquisition, in accordance with applicable accounting guidance, the acquired loans were recorded at their fair value without a corresponding ALLL. The acquired foreclosed properties and subsequent real estate foreclosures were included with other real estate owned in the balance sheet and amounted to $24.3 million and $40.0 million at December 31, 2011 and 2010, respectively.

Acquired loans which have evidence of credit deterioration at the time of acquisition, and for which it is probable that not all contractual payments will be collected, are accounted for as loans under ASC 310-30. Certain acquired loans (including loans with revolving privileges) without evidence of credit deterioration are accounted for under ASC 310-20 and are excluded from the following tables for outstanding balances and accretable yield. Acquired loans with similar characteristics such as risk exposure, type, size, etc., are grouped and accounted for in loan pools.

Outstanding Balances and Accretable Yield

The outstanding balances of all contractually required payments and the related carrying amounts for loans under ASC 310-30 are as follows:

	December 31,
(In thousands)	2011	2010

Commercial	$321,515	$413,783
Commercial real estate	556,197	746,206
Consumer	57,391	79,393

Outstanding balance	$935,103	$1,239,382

Carrying amount	$672,159	$877,857
ALLL	21,604	35,123

Carrying amount, net	$650,555	$842,734

At the time of acquisition, we determine the loan’s contractually required payments in excess of all cash flows expected to be collected as an amount that should not be accreted (nonaccretable difference). With respect to the cash flows expected to be collected, the portion representing the excess of the loan’s expected cash flows over our initial investment (accretable yield) is accreted into interest income on a level yield basis over the remaining expected life of the loan or loan pool. The effects of estimated prepayments are considered in estimating the expected cash flows.

Certain acquired loans within the scope of ASC 310-30 are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. As allowed under ASC 310-30 in these circumstances, interest income is recognized on a cash basis similar to the cost recovery methodology used for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were approximately $42.6 million and $78.3 million at December 31, 2011 and 2010, respectively.

Changes in the accretable yield for ASC 310-30 loans are as follows:

(In thousands)	2011	2010

Balance at beginning of year	$277,005	$161,977
Accretion	(119,752)	(99,225)
Reclassification from nonaccretable difference	28,511	183,912
Disposals and other	(1,085)	30,341

Balance at end of year	$184,679	$277,005

Note: Amounts have been adjusted based on refinements to the original estimates of the accretable yield. Because of the estimation process required, we expect that additional adjustments to these amounts may be necessary in future periods.

The primary driver of reclassifications to accretable yield from nonaccretable difference resulted from increases in estimated cash flows for the acquired loans and loan pools. The increased cash flows were due to the enhanced economic status of borrowers whose financial stresses were diminishing or were not as severe as originally evaluated. When these loans were originally acquired, the expected cash flows estimated from the valuations were based on a lower economic outlook and a lower performance expectation.

The majority of acquired loans relate to the Southern California market. At the time of acquisition of these loans, market prices for commercial real estate in this market were falling, many local banks that provided commercial real estate lending were failing, and the economic outlook was uncertain. Although the current economy and commercial real estate prices in this market have not returned to pre-crisis levels, the improvements in the economy have begun to manifest themselves in the borrowers’ ability to repay their loans.

Additionally, our credit officers and loan workout professionals assigned to these loans have been effective in resolving problem loans so that the maximum amounts possible, up to the full contractual amounts, are repaid. The efforts of these professionals and the aforementioned economic improvements have resulted in higher than initially expected cash flows and fair values for the acquired loans. These improvements resulted in the balance reclassification from nonaccretable difference to accretable yield.

ALLL Determination

For acquired loans, the ALLL is only established for credit deterioration subsequent to the date of acquisition and represents our estimate of the inherent losses in excess of the book value of acquired loans. The ALLL for acquired loans is determined without giving consideration to the amounts recoverable from the FDIC through loss sharing agreements. These amounts recoverable are separately accounted for in the FDIC indemnification asset (“IA”) and are thus presented “gross” in the balance sheet. The FDIC IA is included in other assets in the balance sheet and is discussed subsequently. The ALLL is included in the overall ALLL in the balance sheet. The provision for loan losses is reported net of changes in the amounts recoverable under the loss sharing agreements.

During 2011 and 2010, we adjusted the ALLL for acquired loans by recording a (decrease) increase on an adjusted gross basis to the provision for loan losses of $(1.7) million in 2011 and $55.8 million in 2010. These amounts are net of the ALLL reversals due to increases in estimated cash flows which are discussed subsequently. There was no provision for loan losses for acquired loans in 2009. As separately discussed and in accordance with the loss sharing agreements, portions of the increases to the provision are recoverable from the FDIC and comprise part of the FDIC IA. Charge-offs, net of recoveries and before FDIC indemnification, were $7.1 million in 2011 and $18.1 million in 2010. No charge-offs were made in 2009.

Changes in the provision for loan losses and related ALLL are driven in large part by the same factors discussed previously for the changes in reclassification from nonaccretable difference to accretable yield.

Changes in Cash Flow Estimates

Over the life of the loan or loan pool, we continue to estimate cash flows expected to be collected. We evaluate at the balance sheet date whether the estimated present value of these loans using the effective interest rates has decreased below their carrying value, and if so, we record a provision for loan losses. The present value of any subsequent increase in these loans’ actual or expected cash flows is used first to reverse any existing ALLL. During 2011, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $16.1 million. No such reversals were made in 2010 or 2009.

For loans or loan pools with no remaining ALLL, or where an ALLL was never established, that have increases in cash flows expected to be collected, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Any related decrease to the FDIC IA is recorded through a charge to other noninterest expense.

The impact of increased cash flows for acquired loans with no ALLL was approximately $78.4 million in 2011 and $46.8 million in 2010 of additional interest income, and $56.6 million in 2011 and $39.2 million in 2010 of additional noninterest expense.

FDIC Indemnification Asset

The amount of the FDIC IA was initially recorded at fair value using estimated cash flows based on credit adjustments for each loan or loan pool and the loss sharing reimbursement of 80% or 95%, as appropriate. The timing of the cash flows was adjusted to reflect our expectations to receive the FDIC reimbursements within the estimated loss period. Discount rates were based on U.S. Treasury rates or the AAA composite yield on investment grade bonds of similar maturity. As previously discussed, the amount is adjusted as actual loss experience is developed and estimated losses covered under the loss sharing agreements are updated. Estimated loan losses, if any, in excess of the amounts recoverable are reflected as period expenses through the provision for loan losses.

Changes in the FDIC IA are as follows:

(In thousands)	2011		2010

Balance at beginning of year	$195,516		$293,308
Amounts filed with the FDIC and collected or in process	2,874	[1]	(95,664)
Net change in asset balance due to reestimation of projected cash flows[2]	(64,580)		(439)
Other	–		(1,689)[3]

Balance at end of year	$133,810		$195,516

[1]	The positive amount for December 31, 2011 results from a change by the FDIC in the indemnification submission process. Submitted expenses must be paid, not just incurred, to qualify for reimbursement.
[2]	Negative amounts result from the accretion of loan balances based on increases in cash flow estimates on the underlying indemnified loans.
[3]	Amount did not qualify for FDIC reimbursement under the loss sharing agreement.

Any changes to the FDIC IA are recognized immediately in the quarterly period the change in estimated cash flows is determined. All claims submitted to the FDIC have been reimbursed in a timely manner.

7. ASSET SECURITIZATIONS AND OFF-BALANCE SHEET ARRANGEMENT

In June 2009, Zions Bank fully consolidated Lockhart, which previously functioned as an off-balance sheet qualifying special-purpose entity (“QSPE”) securities conduit. As of September 30, 2009, Lockhart was legally terminated. Prior to this consolidation, Zions Bank purchased $678 million of securities at book value from Lockhart in 2009. Valuation losses resulting from these purchases were $187.9 million. The purchases of securities from Lockhart were made due to investment downgrades as required under a liquidity agreement between Zions Bank and Lockhart, and due to the inability of Lockhart to issue a sufficient amount of commercial paper.

Effective January 1, 2010, we adopted ASU No. 2009-16, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This new accounting guidance under ASC 860 modifies the accounting for transfers of financial assets and removes the concept of a QSPE. Because we dissolved Lockhart and our remaining activities related to transfers of financial assets have not been material, adoption of this new guidance was not significant to the Company’s financial statements.

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

Selected information with respect to notional amounts and recorded gross fair values at December 31, 2011 and 2010, and the related gain (loss) of derivative instruments for 2011 and 2010 is summarized as follows:

				Year Ended December 31, 2011
	December 31, 2011			Amount of derivative gain (loss) recognized/reclassified
		Fair value		OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
(In thousands)	Notional amount	Other assets	Other liabilities

Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$335,000	$7,341	$–	$2,104	$35,323	$–
Interest rate floors	–	–	–	221	1,950	–
Terminated swaps and floors

	335,000	7,341	–	2,325	37,273	– [3]

Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt							$2,950

Total derivatives designated as hedging instruments	335,000	7,341	–	2,325	37,273	–	2,950

Derivatives not designated as hedging instruments under ASC 815

Interest rate swaps	145,388	1,952	1,977			123
Interest rate swaps for customers[2]	2,638,601	82,648	87,363			3,730
Energy commodity swaps for customers[2]						56
Basis swaps	85,000	3	11			170
Futures contracts	–	–	–			6,493
Options contracts	1,700,000	11	–			(27)
Total return swap	1,159,686	–	5,422			(10,699)

Total derivatives not designated as hedging instruments	5,728,675	84,614	94,773			(154)

Total derivatives	$6,063,675	$91,955	$94,773	$2,325	$37,273	$(154)	$2,950

				Year Ended December 31, 2010
	December 31, 2010			Amount of derivative gain (loss) recognized/reclassified
		Fair value		OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
(In thousands)	Notional amount	Other assets	Other liabilities

Derivatives designated as hedging instruments under ASC 815
Asset derivatives
Cash flow hedges[1]:
Interest rate swaps	$520,000	$24,266	$310	$13,286	$63,030	$–
Interest rate floors	95,000	1,229	–	888	2,944	–
Terminated swaps and floors						8,962

	615,000	25,495	310	14,174	65,974	8,962 [3]

Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt							$3,141

Total derivatives designated as hedging instruments	615,000	25,495	310	14,174	65,974	8,962	3,141

Derivatives not designated as hedging instruments under ASC 815

Interest rate swaps	169,982	2,978	3,016			(418)
Interest rate swaps for customers[2]	3,006,723	64,509	68,141			745
Energy commodity swaps for customers[2]						(289)
Basis swaps	175,000	29	–			308
Futures contracts	9,529,000	–	–			(219)
Options contracts	3,015,000	3,576	–			1,934
Total return swap	1,159,686	–	15,925			(22,795)

Total derivatives not designated as hedging instruments	17,055,391	71,092	87,082			(20,734)

Total derivatives	$17,670,391	$96,587	$87,392	$14,174	$65,974	$(11,772)	$3,141

Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
[3]

Amounts for 2011 and 2010 of $0 and $8,962, respectively, which reflect the acceleration of OCI amounts reclassified to income that related to previously terminated hedges, together with the reclassification amounts of $37,273 and $65,974, or a total of $37,273 and $74,936, respectively, are the amounts of reclassification included in the changes in OCI presented in Note 14.

At December 31, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $4.7 million and $(0.1) million in 2011, and $3.5 million and $(0.3) million in 2010, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

Fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) have been offset against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. In the balance sheet, cash collateral was used to reduce recorded amounts of derivative assets and liabilities by $0 and $1.5 million at December 31, 2011, and $0 and $0.8 million at December 31, 2010, respectively.

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

Futures and options contracts primarily consisted of Eurodollar futures contracts that allowed us to extend the duration of certain overnight cash account balances. These contracts referenced the 90-day London Interbank Offered Rate (“LIBOR”). Options contracts were used to economically hedge certain interest rate exposures of the underlying Eurodollar futures contracts. Futures contracts also included federal funds futures contracts that were traded to manage interest rate risk on certain CDO securities. During 2011, we terminated all of the Eurodollar and federal funds futures contracts, or a net amount of approximately $9.5 billion, and another $1.3 million of the options contracts.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized to interest income or expense over the period to their previously stated maturity dates.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following December 31, 2011, we estimate that an additional $13 million will be reclassified.

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

The transaction did not qualify for hedge accounting and did not change the accounting for the underlying securities, including the quarterly analysis of OTTI and OCI. As a result, future potential OTTI, if any, associated with the underlying securities may not be offset by any valuation adjustment on the swap in the quarter in which OTTI is recognized, and OTTI changes could result in reductions in our regulatory capital ratios, which could be material.

The fair value of the TRS derivative liability was $5.4 million and $15.9 million at December 31, 2011 and 2010, respectively.

Both the fair values of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. The period that we are unable to cancel the transaction has shortened to and will remain at one calendar quarter. Accordingly, absent major changes in these projected cash flows, we expect the value of the TRS liability to continue to approximate its December 31, 2011 fair value. We expect to incur subsequent net quarterly costs of approximately $5.3 million under the TRS, including related interest rate swaps and scheduled payments of interest on the underlying CDOs, as long as the TRS remains in place for this CDO portfolio. Our estimated quarterly expense amount would be impacted by, among other things, changes in the composition of the CDO portfolio included in the transaction and changes over time in the forward LIBOR rate curve. The Company’s costs are also subject to adjustment in the event of future changes in regulatory requirements applicable to DB if we do not then elect to terminate the transaction. Termination by the Company for such regulatory changes applicable to DB will result in no payment by the Company.

At December 31, 2011, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

1)	The Company built on its fair valuation process for the underlying CDO portfolio and utilized those same projected cash flows to quantify the extent and timing of payments to be received from the Trustee related to each CDO and in the aggregate. For valuation purposes, we assumed that a market participant would cancel the TRS at the first opportunity if the TRS did not have a positive value based on the best estimates of cash flows through maturity. Consequently, the fair value approximated the amount of required payments up to the earliest termination date.

2)	A valuation from a market participant in possession of all relevant terms and costs of the TRS structure.

We considered the observable input or inputs from the market participant, who is the counterparty to this transaction, as well as the results of our internal modeling in estimating the fair value of the TRS. We expect to continue the use of this methodology in subsequent periods.

9. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(In thousands)	2011	2010

Land	$187,187	$191,612
Buildings	488,985	475,830
Furniture and equipment	593,046	581,464
Leasehold improvements	120,015	119,030

Total	1,389,233	1,367,936
Less accumulated depreciation and amortization	669,957	646,951

Net book value	$719,276	$720,985

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Core deposit and other intangible assets and related accumulated amortization are as follows at December 31.

	Gross carrying amount		Accumulated amortization		Net carrying amount
(In thousands)	2011	2010	2011	2010	2011	2010

Core deposit intangibles	$213,555	$215,138	$(151,790)	$(135,632)	$61,765	$79,506
Customer relationships and other intangibles	29,064	33,974	(22,999)	(25,582)	6,065	8,392

	$242,619	$249,112	$(174,789)	$(161,214)	$67,830	$87,898

The amount of amortization expense of core deposit and other intangible assets is separately reflected in the statement of income. In 2009, this amortization expense included approximately $2.6 million for the impairment of certain amounts for customer relationships and other intangibles.

Estimated amortization expense for core deposit and other intangible assets is as follows for the five years succeeding December 31, 2011.

(In thousands)
2012	$17,010
2013	14,500
2014	11,054
2015	9,380
2016	8,025

Changes in the carrying amount of goodwill by operating segment are as follows:

(In thousands)	Zions Bank	CB&T	Amegy	NBA	NSB	Vectra	Other	Consolidated Company

Balance as of December 31, 2009	$19,514	$379,024	$615,623	$–	$–	$–	$1,000	$1,015,161
Impairment losses	–	–	–	–	–	–	–	–

Balance as of December 31, 2010	19,514	379,024	615,623	–	–	–	1,000	1,015,161
Impairment losses	–	–	–	–	–	–	–	–
Adjustment[1]	–	–	(32)	–	–	–	–	(32)

Balance as of December 31, 2011	$19,514	$379,024	$615,591	$–	$–	$–	$1,000	$1,015,129

[1]	Adjustment to goodwill consists of the tax benefit derived from the exercise of certain employee stock options that existed at the time of the acquisition of Amegy.

A Company-wide annual impairment test is conducted as of October 1 of each year and updated on a more frequent basis when events or circumstances indicate that impairment could have taken place.

Goodwill impairment of $636.2 million in 2009 related primarily to Amegy and resulted from an evaluation performed for Amegy and CB&T that was completed in February 2009 as a result of the Company’s performance deterioration and declines in bank market values from the previous year-end. The amount of this impairment loss was determined based on the calculation process specified in ASC 350, which compares carrying value to the estimated fair values of assets and liabilities. These fair values were estimated with the assistance of independent valuation consultants utilizing the provisions of ASC 820. The estimation process took into account both market value and transaction value approaches including management estimates of projected discounted cash flows. Where applicable, we used recent market valuations and transactions from banks similar in size, operations and geography to our subsidiary banks. The analysis considered the continued market deterioration and weaker economic outlook for the applicable states.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. This new accounting guidance amends ASC 350 and simplifies the process to test goodwill for impairment by allowing for greater emphasis to be placed on the assessment of qualitative factors. If, after considering the totality of events and circumstances, the likelihood is not more than 50% that the fair value of a reporting unit is less than carrying value, companies need not perform the two-step impairment test. This amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management is currently evaluating the effect this new guidance will have on the Company’s financial statements.

11. DEPOSITS

At December 31, 2011, the scheduled maturities of all time deposits were as follows:

(In thousands)

2012	$2,767,242
2013	347,444
2014	186,986
2015	131,112
2016	120,566
Thereafter	794

$3,554,144

At December 31, 2011, the contractual maturities of domestic time deposits with a denomination of $100,000 and over were as follows: $506 million in 3 months or less, $377 million over 3 months through 6 months, $502 million over 6 months through 12 months, and $395 million over 12 months.

Domestic time deposits under $100,000 were $1.6 billion and $2.0 billion at December 31, 2011 and 2010, respectively. Domestic time deposits $100,000 and over were $1.8 billion and $2.2 billion at December 31, 2011 and 2010, respectively. Foreign time deposits $100,000 and over were $141 million and $297 million at December 31, 2011 and 2010, respectively.

Deposit overdrafts reclassified as loan balances were $53 million and $39 million at December 31, 2011 and 2010, respectively.

12. SHORT-TERM BORROWINGS

Selected information for certain short-term borrowings is as follows:

(Dollars in thousands)	2011	2010	2009

Federal funds purchased:
Average amount outstanding	$312,730	$465,661	$1,290,140
Weighted average rate	0.20%	0.22%	0.30%
Highest month-end balance	$361,217	$814,264	$1,659,303
Year-end balance	214,224	310,727	208,669
Weighted average rate on outstandings at year-end	0.20%	0.15%	0.21%

Security repurchase agreements:
Average amount outstanding	$340,015	$454,288	$632,756
Weighted average rate	0.05%	0.08%	0.30%
Highest month-end balance	$393,874	$615,170	$784,182
Year-end balance	393,874	411,531	577,346
Weighted average rate on outstandings at year-end	0.06%	0.07%	0.16%

Federal funds purchased and security repurchase agreements at year-end	$608,098	$722,258	$786,015

These short-term borrowings generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis (i.e., 30 or 60 days). Certain overnight agreements are performed with sweep accounts in conjunction with a master repurchase agreement. In this case, securities under our control are pledged for and interest is paid on the collected balance of the customers’ accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. As of December 31, 2011, overnight security repurchase agreements were $382 million and term security repurchase agreements were $12 million.

Other short-term borrowings are summarized as follows:

	December 31,
(In thousands)	2011	2010

Senior medium-term notes	$66,883	$160,636
Commercial paper	3,063	2,647
Other	327	3,111

	$70,273	$166,394

The unsecured senior medium-term notes mature at various dates through May 2012 at interest rates ranging from 2.00% to 2.75% at December 31, 2011. See also Note 13.

Our subsidiary banks may borrow from the Federal Home Loan Bank (“FHLB”) under their lines of credit that are secured under blanket pledge arrangements. The subsidiary banks maintain unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2011, the amount available for FHLB advances was approximately $9.4 billion. At December 31, 2011, no short-term FHLB advances were outstanding.

Our subsidiary banks also borrow from the Federal Reserve through the Term Auction Facility. Amounts that can be borrowed are based upon the amount of collateral pledged to a Federal Reserve Bank. At December 31, 2011, the amount available for additional Federal Reserve borrowings was approximately $3.9 billion.

13. LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31,
(In thousands)	2011	2010

Junior subordinated debentures related to trust preferred securities	$461,858	$461,858
Convertible subordinated notes	323,159	417,643
Subordinated notes	220,168	223,057
Senior medium-term notes	924,716	819,174
FHLB advances	23,840	20,132
Capital lease obligations and other	721	758

	$1,954,462	$1,942,622

The preceding amounts represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments, including the value of associated hedges.

Trust Preferred Securities

Junior subordinated debentures related to trust preferred securities primarily include debentures issued to Zions Capital Trust B (“ZCTB”), Amegy Statutory Trusts I, II and III (“Amegy Trust I, II or III”), and Stockmen’s Statutory Trusts II and III (“Stockmen’s Trust II or III”) as follows at December 31, 2011.

(Dollars in thousands)	Balance	Interest rate[1]		Maturity

ZCTB	$293,815	8.00%		Sep 2032
Amegy Trust I	51,547	3mL+2.85 (3.41	% %)	Dec 2033
Amegy Trust II	36,083	3mL+1.90 (2.30	% %)	Oct 2034
Amegy Trust III	61,856	3mL+1.78 (2.33	% %)	Dec 2034
Stockmen’s Trust II	7,732	3mL+3.15 (3.72	% %)	Mar 2033
Stockmen’s Trust III	7,732	3mL+2.89 (3.45	% %)	Mar 2034
Intercontinental Statutory Trust I	3,093	3mL+2.85 (3.41	% %)	Mar 2034

	$461,858

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2011 is shown in parenthesis.

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

Subordinated Notes and Subordinated Debt Modification

Subordinated notes consist of the following at December 31, 2011.

(Dollars in thousands)	Convertible subordinated notes		Subordinated notes
Interest rate	Balance	Par amount	Balance	Par amount		Maturity

5.65%	$80,980	$126,858	$32,178	$30,173		May 2014
6.00%	132,506	230,443	45,964	42,303		Sep 2015
5.50%	109,673	190,064	67,026	62,078		Nov 2015
3mL+1.25% (1.88%)[1]			75,000	75,000	[2]	Sep 2014

	$323,159	$547,365	$220,168	$209,554

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2011 is shown in parenthesis.
[2]	Issued by Amegy.

These notes are unsecured and are not redeemable prior to maturity. Interest is payable semiannually.

In 2009, we exchanged a total of approximately $190.1 million par value of the subordinated notes for new notes with the same terms. The remaining $1,210.0 million par value of the subordinated notes was modified to permit conversion on a par-for-par basis into either the Company’s Series A or Series C preferred stock. The carrying value of the subordinated notes included associated terminated fair value hedges. Holders of the convertible subordinated debt are allowed to convert on the interest payment dates of the debt. Net of issuance costs and debt discount on the previous debt, the total pretax gain recognized in the statement of income from these subordinated debt modifications was $508.9 million. The gain was calculated as the difference between the fair value of the modified convertible subordinated notes and the carrying value of the extinguished debt on the transaction dates.

In connection with these subordinated debt modifications, we also recorded the intrinsic value of the beneficial conversion feature directly in common stock, as discussed in Note 14.

Subordinated notes converted to preferred stock amounted to $256.1 million in 2011, $343.0 million in 2010, and $63.4 million in 2009.

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

(In thousands)	2011	2010	2009

Balance at beginning of year	$385,831	$616,240	$–
Convertible debt discount from debt modifications			678,924
Discount amortization on convertible subordinated debt	(46,021)	(57,963)	(26,955)
Accelerated discount amortization on convertible subordinated debt	(115,604)	(172,446)	(35,729)

Total amortization	(161,625)	(230,409)	(62,684)

Balance at end of year	$224,206	$385,831	$616,240

As discussed in Note 8, we terminated all fair value hedges that had been used for the subordinated notes. The remaining value of $10.8 million and $13.8 million at December 31, 2011 and 2010, respectively, is amortized as a reduction of interest expense over the periods to the previously stated maturity dates of the notes.

In 2010, we exchanged $55.6 million of nonconvertible subordinated debt into shares of the Company’s common stock, as discussed further in Note 14. The net pretax gain on subordinated debt exchange included in the statement of income was approximately $14.5 million, and represented the difference between the carrying value of the debt exchanged and the fair value of the common stock issued, net of commissions and fees.

Senior Medium-term Notes

Senior medium-term notes consist of the following at December 31, 2011.

(Dollars in thousands)
Interest rate	Balance	Par amount	Interest payments	Maturity

3mL+0.37% (0.78%)[1]	$254,771	$254,893	Quarterly	Jun 2012
7.75%	462,178	499,900	Semiannually	Sep 2014
2.00% – 5.50%	207,767	207,969	Semiannually	Sep 2012 – Nov 2016

	$924,716

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2011 is shown in parenthesis.

These notes are unsecured and are not redeemable prior to maturity. The variable rate notes are guaranteed under the FDIC’s Temporary Liquidity Guarantee Program. The remaining notes were issued under a shelf registration filed with the SEC. The $207.8 million notes were sold via the Company’s online auction process and direct sales.

FHLB Advances

The FHLB advances were issued to Amegy with maturities from June 2014 to September 2041 at interest rates from 2.81% to 6.98%. The weighted average interest rate on advances outstanding was 4.5% and 4.6% at December 31, 2011 and 2010, respectively.

Interest Expense and Maturities

Interest expense on long-term debt included in the statement of income was reduced by $3.0 million in 2011, $3.1 million in 2010, and $26.2 million in 2009 as a result of the associated hedges.

Maturities on long-term debt are as follows for the years succeeding December 31, 2011.

(In thousands)	Consolidated	Parent only

2012	$372,150	$372,111
2013	18,222	18,179
2014	648,412	573,322
2015	346,401	346,339
2016	75,366	72,249
Thereafter	483,067	309,278

	$1,943,618	$1,691,478

These maturities do not include the associated hedges. The $309.3 million of Parent only maturities at December 31, 2011 are for the junior subordinated debentures payable to ZCTB and Stockmen’s Trust II and III after 2016.

Subsequent Event

As of February 15, 2012, holders of approximately $29.8 million of subordinated convertible notes elected to convert their debt into depositary shares of the Company’s preferred stock. This anticipated conversion will add 370 shares of Series A and 29,404 shares of Series C to the Company’s preferred stock.

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

Preferred stock is summarized as follows:

	Rate	Earliest redemption date	Shares at December 31, 2011		Carrying value at December 31,
(Dollar amounts in thousands)			Authorized	Outstanding	2011	2010

Series A	Floating	December 15, 2011	140,000	59,683	$59,740	$59,457
Series C	9.5%	September 15, 2013	1,400,000	709,103	820,016	521,051
Series D, TARP Capital Purchase Program	5.0%	November 15, 2011	1,400,000	1,400,000	1,355,304	1,333,664
Series E	11.0%	June 15, 2012	250,000	142,500	142,500	142,500

					$2,377,560	$2,056,672

The Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock was sold through underwriters. Dividends are computed at an annual rate equal to the greater of three-month LIBOR plus 0.52%, or 4.0%. Increases in the amount of this preferred stock for the periods presented herein resulted from conversions of convertible subordinated debt, as discussed subsequently.

The Series C 9.50% Non-Cumulative Perpetual Preferred Stock offering was sold primarily by Zions Direct, Inc., the Company’s broker/dealer subsidiary, via an online auction process and by direct sales. Increases in the amount of this preferred stock for the periods presented herein resulted from conversions of convertible subordinated debt, as discussed subsequently.

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

We recorded the total $1.4 billion of the Series D preferred shares and the warrant at their relative fair values of $1,292.2 million and $107.8 million, respectively. The difference from the par amount of the preferred shares is accreted to preferred stock over five years using the interest method with a corresponding adjustment to preferred dividends. This accretion amounted to $21.6 million in 2011, $20.2 million in 2010, and $18.6 million in 2009.

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

As discussed in Note 13, approximately $256.1 million in 2011, $343.0 million in 2010, and $63.4 million in 2009 of convertible subordinated notes were converted into preferred stock. As a result, approximately $43.1 million in 2011, $56.8 million in 2010, and $11.0 million in 2009 of the intrinsic value of the beneficial conversion feature was transferred from common stock to preferred stock. The remaining balance of the beneficial conversion feature included in common stock was approximately $91.9 million and $135.0 million at December 31, 2011 and 2010, respectively.

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

Common Stock

We issued $25.5 million in 2011, $633.3 million in 2010, and $472.7 million in 2009 of new common stock under common equity distribution agreements. The latest program announced on February 10, 2011, under which the 2011 sales were made, provided for the sale of up to $200 million of common stock and superseded all prior programs. The issuances consisted of approximately 1.1 million shares in 2011 at an average price of $23.89 per share, 29.6 million shares in 2010 at an average price of $21.43 per share, and 31.7 million shares in 2009 at an average price of $14.89 per share. Net of commissions and fees, these issuances added $25.0 million in 2011, $623.5 million in 2010, and $464.1 million in 2009 to common stock.

During 2010, we sold a total of 29.3 million common stock warrants for $221.8 million. The sales consisted of 7.0 million warrants for $36.8 million, or $5.25 per warrant, in September 2010, and 22.3 million warrants for

$185.0 million, or $8.3028 per warrant, in June 2010. Each of the warrants can be exercised for a share of common stock at an initial price of $36.63 through May 22, 2020. Net of commissions and fees, the total issuance added $214.6 million to common stock.

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

Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) are summarized as follows:

(In thousands)	Net unrealized gains (losses) on investments and retained interests	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total

Balance at December 31, 2008	$(248,871)	$196,656	$(46,743)	$(98,958)
Cumulative effect of change in accounting principle, adoption of new OTTI guidance in ASC 320	(137,462)			(137,462)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses net of income tax benefit of $40,454	(65,037)			(65,037)
Reclassification for net losses included in earnings, net of income tax benefit of $102,284	162,206			162,206
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $115,159	(174,244)			(174,244)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $673	996			996
Net unrealized losses, net of reclassification to earnings of $223,103 and income tax benefit of $80,033		(128,597)		(128,597)
Pension and postretirement, net of income tax expense of $2,694			4,197	4,197

Other comprehensive income (loss)	(76,079)	(128,597)	4,197	(200,479)

Balance at December 31, 2009	(462,412)	68,059	(42,546)	(436,899)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains, net of income tax expense of $2,230	4,248			4,248
Reclassification for net losses included in earnings, net of income tax benefit of $28,611	45,689			45,689
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $27,177	(43,920)			(43,920)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $81	131			131
Net unrealized losses, net of reclassification to earnings of $74,936 and income tax benefit of $23,405		(37,357)		(37,357)
Pension and postretirement, net of income tax expense of $4,440			6,812	6,812

Other comprehensive income (loss)	6,148	(37,357)	6,812	(24,397)

Balance at December 31, 2010	(456,264)	30,702	(35,734)	(461,296)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $47,986	(77,280)			(77,280)
Reclassification for net losses included in earnings, net of income tax benefit of $8,194	12,852			12,852
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $17,161	(26,481)			(26,481)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $255	410			410
Net unrealized losses, net of reclassification to earnings of $37,273 and income tax benefit of $13,649		(21,298)		(21,298)
Pension and postretirement, net of income tax benefit of $12,353			(18,991)	(18,991)

Other comprehensive income (loss)	(90,499)	(21,298)	(18,991)	(130,788)

Balance at December 31, 2011	$(546,763)	$9,404	$(54,725)	$(592,084)

As discussed in Note 5, we adopted new guidance under ASC 320 as of January 1, 2009 related to the accounting for noncredit-related impairment losses on investment securities not expected to be sold. In addition to the ongoing effect on AOCI, the cumulative effect of adopting this new guidance increased retained earnings and decreased AOCI by $137.5 million.

Deferred Compensation

Deferred compensation at year-end consists of the cost of the Company’s common stock held in rabbi trusts established for certain employees and directors. At December 31, 2011 and 2010, the cost of the common stock was approximately $14.8 million and $16.1 million, respectively, and was included in retained earnings. We consolidate the fair value of invested assets of the trusts along with the total obligations and include them in other assets and other liabilities, respectively, in the balance sheet. At December 31, 2011 and 2010, total invested assets were approximately $64.5 million and $70.5 million and total obligations were approximately $79.3 million and $86.6 million, respectively.

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

15. INCOME TAXES

Income taxes (benefit) are summarized as follows:

(In thousands)	2011	2010	2009

Federal:
Current	$62,810	$(80,914)	$(375,610)
Deferred	106,902	(15,210)	24,171

	169,712	(96,124)	(351,439)

State:
Current	20,169	2,760	(10,662)
Deferred	8,702	(13,455)	(39,242)

	28,871	(10,695)	(49,904)

	$198,583	$(106,819)	$(401,343)

Income tax expense (benefit) computed at the statutory federal income tax rate of 35% reconciles to actual income tax expense (benefit) as follows:

(In thousands)	2011	2010	2009

Income tax expense (benefit) at statutory federal rate	$182,446	$(141,109)	$(568,057)
State income taxes, net	18,766	(6,952)	(32,437)
Nondeductible goodwill impairment	–	–	220,852
Other nondeductible expenses	24,361	52,004	4,380
Nontaxable income	(19,691)	(21,662)	(24,863)
Surrender of bank-owned life insurance	–	28,923	2,772
Tax credits and other taxes	(5,977)	(9,007)	(7,946)
Valuation allowance for federal tax purposes on acquired net operating losses	–	–	3,899
Other	(1,322)	(9,016)	57

	$198,583	$(106,819)	$(401,343)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

(In thousands)	2011	2010

Gross deferred tax assets:
Book loan loss deduction in excess of tax	$425,281	$563,880
Pension and postretirement	46,958	25,426
Deferred compensation	58,505	60,854
Other real estate owned	27,796	35,237
Accrued severance costs	2,577	2,617
Security investments and derivative fair value adjustments	283,410	247,952
Net operating losses, capital losses and tax credits	57,914	56,381
Other	56,789	50,700

	959,230	1,043,047
Valuation allowance	(4,261)	(4,261)

Total deferred tax assets	954,969	1,038,786

Gross deferred tax liabilities:
Core deposits and purchase accounting	(28,356)	(33,139)
Premises and equipment, due to differences in depreciation	(19,810)	(9,363)
FHLB stock dividends	(14,861)	(17,746)
Leasing operations	(120,990)	(110,054)
Prepaid expenses	(6,285)	(6,462)
Prepaid pension reserves	(20,441)	(20,869)
Subordinated debt modification	(208,206)	(247,272)
Deferred loan fees	(20,856)	(19,864)
FDIC-supported transactions	(3,469)	(30,669)
Other	(2,561)	(3,285)

Total deferred tax liabilities	(445,835)	(498,723)

Net deferred tax assets	$509,134	$540,063

The amount of net deferred tax assets is included with other assets in the balance sheet. The $4.3 million valuation allowance at December 31, 2011 and 2010 was for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. At December 31, 2011, excluding the $4.3 million, the tax effect of remaining net operating loss and tax credit carryforwards was approximately $47.3 million expiring through 2030. In addition, the Company generated a capital loss during the year that will be carried forward to future taxable years. The tax effect of this capital loss was approximately $6.3 million expiring through 2016.

We evaluate the net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with deferred tax assets; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of December 31, 2011.

We have an agreement that awarded us a $100 million allocation of tax credit authority under the Community Development Financial Institutions Fund established by the U.S. Government. We have invested the $100 million in a wholly-owned subsidiary which makes qualifying loans and investments. In return, we receive federal income tax credits that are recognized over seven years, including the year in which the funds were invested in the subsidiary. We recognize these tax credits for financial reporting purposes in the same year the tax benefit is recognized in our tax return. The resulting tax credits which reduced income tax expense were approximately $2.4 million in 2011, $6.0 million in 2010, and $5.9 million in 2009.

We have a liability for unrecognized tax benefits relating to uncertain tax positions primarily for various state tax contingencies in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)	2011	2010	2009

Balance at beginning of year	$15,366	$16,677	$17,077
Tax positions related to current year:
Additions	–	–	–
Reductions	–	–	–
Tax positions related to prior years:
Additions	–	–	–
Reductions	–	–	–
Settlements with taxing authorities	–	–	–
Lapses in statutes of limitations	(1,644)	(1,311)	(400)

Balance at end of year	$13,722	$15,366	$16,677

At December 31, 2011 and 2010, the liability for unrecognized tax benefits included approximately $8.9 million and $10.0 million, respectively, (net of the federal tax benefit on state issues) that, if recognized, would affect the effective tax rate. Gross unrecognized tax benefits that may decrease during the 12 months subsequent to December 31, 2011 could range up to approximately $11.3 million as a result of the resolution of various state tax positions.

We reduced this liability, net of any federal and/or state tax benefits, and reduced income tax expense by a net amount including interest of $1.2 million in 2011, $949 thousand in 2010, and $366 thousand in 2009 due to lapses in statutes of limitations.

Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. At December 31, 2011 and 2010, accrued interest and penalties recognized in the balance sheet, net of any federal and/or state tax benefits, were approximately $2.5 million and $2.7 million, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2007 for federal and state returns.

16. NET EARNINGS PER COMMON SHARE

Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009

Basic:
Net income (loss) applicable to controlling interest	$323,804	$(292,728)	$(1,216,111)
Less common and preferred dividends	177,775	126,427	30,198

Undistributed earnings (loss)	146,029	(419,155)	(1,246,309)
Less undistributed earnings applicable to nonvested shares	1,300	–	–

Undistributed earnings (loss) applicable to common shares	144,729	(419,155)	(1,246,309)
Distributed earnings applicable to common shares	7,292	6,565	11,773

Total earnings (loss) applicable to common shares	$152,021	$(412,590)	$(1,234,536)

Weighted average common shares outstanding	182,393	166,054	124,443

Net earnings (loss) per common share	$0.83	$(2.48)	$(9.92)

Diluted:
Total earnings (loss) applicable to common shares	$152,021	$(412,590)	$(1,234,536)
Additional undistributed earnings allocated to incremental shares	41	–	–

Diluted earnings (loss) applicable to common shares	$152,062	$(412,590)	$(1,234,536)

Weighted average common shares outstanding	182,393	166,054	124,443
Additional weighted average dilutive shares	212	–	–

Weighted average diluted common shares outstanding	182,605	166,054	124,443

Net earnings (loss) per common share	$0.83	$(2.48)	$(9.92)

17. SHARE-BASED COMPENSATION

We have a stock option and incentive plan which allows us to grant stock options, restricted stock, restricted stock units, and other awards to employees and nonemployee directors. Total shares authorized under the plan were 13,200,000 at December 31, 2011, of which 2,167,551 were available for future grants. Our agreement with the U.S. Treasury under the TARP Capital Purchase Program includes conditions related to the issuance of share-based awards. See further discussion in Note 14.

All share-based payments to employees, including grants of employee stock options, are recognized in the statement of income based on their fair values. The fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions.

Compensation expense and the related tax benefit for all share-based awards were as follows:

(In thousands)	2011	2010	2009

Compensation expense	$29,019	$26,834	$29,789
Reduction of income tax expense	9,768	9,315	10,433

Compensation expense is included in salaries and employee benefits in the statement of income, with the corresponding increase included in common stock, except for the portion related to the salary stock units granted in 2011, which is settled in cash. See subsequent discussion.

We classify all share-based awards as equity instruments. However, we elected to settle the 2011 salary stock units in cash and have accordingly classified them as liabilities. Substantially all awards of stock options, restricted stock, and restricted stock units have graded vesting, which is recognized on a straight-line basis over the vesting period.

As of December 31, 2011, compensation expense not yet recognized for nonvested share-based awards was approximately $26.9 million, which is expected to be recognized over a weighted average period of 1.1 years.

The tax shortfall recognized from the exercise of stock options and the vesting of restricted stock was approximately $2.8 million in 2011, $8.4 million in 2010, and $6.1 million in 2009. These amounts are included in the net activity under employee plans and related tax benefits in the statement of changes in shareholders’ equity.

Stock Options

Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. Stock options granted to nonemployee directors vest in increments from six months to three and a half years and expire ten years after the date of grant. Beginning in 2009, restricted stock was issued to nonemployee directors in place of stock options.

For all stock options granted in 2011, 2010 and 2009, we used the Black-Scholes option pricing model to estimate the fair values of stock options in determining compensation expense. The following summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted.

	2011	2010	2009

Weighted average of fair value for options granted	$5.78	$6.59	$4.09
Weighted average assumptions used:
Expected dividend yield	1.0%	1.0%	1.0%
Expected volatility	30.0%	33.0%	33.0%
Risk-free interest rate	1.46%	1.89%	2.24%
Expected life (in years)	4.5	4.5	4.5

The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The following summarizes our stock option activity for the three years ended December 31, 2011.

	Number of shares	Weighted average exercise price

Balance at December 31, 2008	7,674,598	$57.53
Granted	714,085	14.64
Exercised	(316)	5.82
Expired	(599,405)	56.35
Forfeited	(59,932)	62.99

Balance at December 31, 2009	7,729,030	53.61
Granted	846,013	23.90
Exercised	(32,645)	13.18
Voluntarily surrendered	(1,051,174)	78.60
Expired	(841,529)	48.73
Forfeited	(280,456)	31.45

Balance at December 31, 2010	6,369,239	47.37
Granted	800,057	23.46
Exercised	(46,749)	13.60
Expired	(1,080,867)	57.27
Forfeited	(107,810)	22.74

Balance at December 31, 2011	5,933,870	43.06

Outstanding stock options exercisable as of:
December 31, 2011	4,211,216	$51.26
December 31, 2010	4,230,690	57.21
December 31, 2009	4,911,239	62.72

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

We issue new authorized shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $0.4 million in 2011, $0.3 million in 2010, and $3 thousand in 2009. Cash received from the exercise of stock options was $0.6 million in 2011, $0.4 million in 2010, and $2 thousand in 2009.

Additional selected information on stock options at December 31, 2011 follows:

	Outstanding stock options				Exercisable stock options
Exercise price range	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)		Number of shares	Weighted average exercise price

$0.32 to $19.99	604,850	$14.27	4.5	[1]	370,743	$14.00
$20.00 to $24.99	1,556,323	23.83	5.9		257,193	23.95
$25.00 to $29.99	640,375	27.96	3.6		450,958	27.96
$30.00 to $39.99	10,000	32.45	3.5		10,000	32.45
$40.00 to $44.99	34,931	42.78	1.6		34,931	42.78
$45.00 to $49.99	1,520,224	47.39	3.2		1,520,224	47.39
$50.00 to $59.99	212,373	56.52	2.3		212,373	56.52
$60.00 to $79.99	459,232	70.50	1.1		459,232	70.50
$80.00 to $81.99	419,699	81.11	1.6		419,699	81.11
$82.00 to $83.38	475,863	83.24	2.5		475,863	83.24

	5,933,870	43.06	3.7	[1]	4,211,216	51.26

[1]

The weighted average remaining contractual life excludes 21,252 stock options without a fixed expiration date that were acquired with the Amegy acquisition by the Company in 2005. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

The aggregate intrinsic value of outstanding stock options at December 31, 2011 and 2010 was $1.2 million and $6.9 million, respectively, while the aggregate intrinsic value of exercisable options was $0.8 million and $2.3 million for the same respective periods. For exercisable options, the weighted average remaining contractual life was 2.9 years at both December 31, 2011 and 2010, excluding the stock options previously noted without a fixed expiration date.

The previous schedules do not include stock options for employees of our TCBO subsidiary to purchase common stock of TCBO. At December 31, 2011, there were options to purchase 50,050 TCBO shares at exercise prices from $17.85 to $20.58. At December 31, 2011, there were 1,038,000 issued and outstanding shares of TCBO common stock.

Restricted Stock

Restricted stock issued vests generally over four years. Nonemployee directors were granted restricted stock of 26,433 shares in 2011, 27,216 shares in 2010, and 43,002 in 2009, which vested over six months. During the vesting period, the holder has full voting rights and receives dividend equivalents. Compensation expense is determined based on the number of restricted shares issued and the market price of our common stock at the issue date.

The following summarizes our restricted stock activity for the three years ended December 31, 2011.

	Number of shares	Weighted average issue price

Nonvested restricted shares at December 31, 2008	1,249,281	$49.61
Issued	698,311	14.64
Vested	(349,186)	56.13
Forfeited	(73,756)	42.64

Nonvested restricted shares at December 31, 2009	1,524,650	32.44
Issued	644,504	23.85
Vested	(428,593)	43.88
Forfeited	(128,918)	28.19

Nonvested restricted shares at December 31, 2010	1,611,643	26.30
Issued	616,234	23.43
Vested	(569,794)	30.43
Forfeited	(258,229)	24.23

Nonvested restricted shares at December 31, 2011	1,399,854	23.74

The total fair value of restricted stock vested during the year was $12.9 million in 2011, $10.4 million in 2010, and $4.7 million in 2009.

Restricted Stock Units and Salary Stock Units

During 2011, we issued 146,165 restricted stock units (“RSUs”) with a weighted average issue price of $23.69. Each RSU represents a right to one share of our common stock. These RSUs vest over four years and the holder does not have voting rights or receive dividends. Compensation expense is determined based on the number of RSUs granted and the market price of our common stock at the grant date. At December 31, 2011, all RSUs granted were outstanding.

We also granted salary stock units (“SSUs”) of 297,620 in 2011 and 109,748 in 2010, which vested and were expensed immediately upon grant. Each SSU represents a right to one share of our common stock. Compensation expense is determined based on the number of SSUs granted and the market price of our common stock at the grant date. The total fair value of SSUs granted was $4.8 million in 2011 and $2.3 million in 2010.

The 2011 SSUs are classified as liabilities and are settled in cash. The amount of cash is determined by our closing common stock price on the date of settlement and the number of SSUs being settled. In January 2012, 172,550 of the 2011 SSUs were settled with a cash payment of $3.2 million. The balance of 125,070 SSUs will be settled in December 2012.

The 2010 SSUs are classified as equity and are settled in our common stock. In January 2011, 60,372 of these SSUs were settled and the remaining balance of 49,376 SSUs was settled in January 2012.

18. COMMITMENTS, GUARANTEES, CONTINGENT LIABILITIES, AND RELATED PARTIES

Commitments and Guarantees

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

Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

	December 31,
(In thousands)	2011	2010

Commitments to extend credit	$12,541,278	$11,509,212
Standby letters of credit:
Financial	914,986	921,257
Performance	165,298	185,854
Commercial letters of credit	134,462	46,627

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our initial credit evaluation of the counterparty. Types of collateral vary, but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.

While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2011, $4.4 billion of commitments expire in 2012. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.

We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $778 million expiring in 2012 and $302 million expiring thereafter through 2027. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2011, the Company had recorded approximately $12.9 million as a liability for these guarantees, which consisted of $7.7 million attributable to the reserve for unfunded lending commitments and $5.2 million of deferred commitment fees.

Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.

At December 31, 2011, we had commitments to make venture and other noninterest-bearing investments of $43.8 million. These obligations have no stated maturity.

The contractual or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 2011 and 2010, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $4.5 billion and $3.9 billion, respectively.

At December 31, 2011, we were required to maintain cash balances of $27.3 million with the Federal Reserve Banks to meet minimum balance requirements in accordance with Federal Reserve Board regulations.

As of December 31, 2011, the Parent has guaranteed approximately $300 million of debt of affiliated trusts issuing trust preferred securities, as discussed in Note 13.

Leases

We have commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2012 to 2052. Premises leased under capital leases at December 31, 2011 were $1.7 million and accumulated amortization was $1.1 million. Amortization applicable to premises leased under capital leases is included in depreciation expense.

Future aggregate minimum rental payments under existing noncancelable operating leases at December 31, 2011 are as follows:

(In thousands)

2012	$46,423
2013	46,097
2014	40,829
2015	37,147
2016	34,934
Thereafter	154,680

$360,110

Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: $1.9 million in 2012, $2.1 million in 2013, $1.5 million in 2014, $1.2 million in 2015, $1.3 million in 2016, and $2.7 million thereafter. Aggregate rental expense on operating leases amounted to $57.9 million in 2011, $59.7 million in 2010, and $59.2 million in 2009.

Legal Matters

We are subject to litigation in court and arbitral proceedings, as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. At any given time, such legal matters may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. Most matters relate to individual claims, but we are also subject to putative class action claims and similar broader claims.

Current putative class actions include the following:

•	three complaints relating to allegedly wrongful acts in our processing of overdraft fees on debit card transactions,

Barlow, et al. v. Zions First National Bank and Zions Bancorporation, pending in the United States District Court for the District of Utah,

Sadlier, et al. v. National Bank of Arizona, pending in the Superior Court for the State of Arizona, County of Maricopa, and

Starr, et al. v. California Bank & Trust, pending in the Superior Court for the State of California at San Diego;

•

a complaint relating to our banking relationships with customers that allegedly engaged in wrongful telemarketing practices, Reyes v. Zions First National Bank, et al., pending in the United States District Court for the Eastern District of Pennsylvania; and

•

a complaint relating to allegedly wrongful practices relating to our recording of customer and employee phone calls, Hernandez v. California Bank & Trust and Zions Bancorporation, et al., pending in the Superior Court for the State of California at Los Angeles.

Each of these class-action matters is in a relatively early stage, with discovery not yet having been commenced.

At least quarterly, we review outstanding and new legal matters, utilizing then available information. If we determine that a loss from a matter is probable and the amount of the loss can be reasonably estimated, we establish an accrual for the loss. In the absence of such a determination, no accrual is made. Once established, accruals are adjusted to reflect developments relating to the matters.

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to estimate such a range only for a limited number of matters. We currently estimate the aggregate range of reasonably possible losses for those matters to be from $3 million to $75 million, including the accrued liability, if any, related to those matters. This estimated range of reasonably possible losses is based on information currently available as of December 31, 2011. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

Based on our current knowledge, we believe that our current estimated liability for litigation and other legal actions and claims, reflected in our accruals and determined in accordance with ASC 450-20, Loss Contingencies, is adequate and that liabilities in excess of the amounts currently accrued, if any, arising from litigation and other legal actions and claims for which an estimate as previously described is possible, will not have a material impact on our financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results or cash flows for any given reporting period.

Any estimate or determination relating to the future resolution of litigation, arbitration, governmental or self-regulatory examinations, investigations or actions or similar matters is inherently uncertain and involves significant judgment. This is particularly true in the early stages of a legal matter, when legal issues and facts have not been well articulated, reviewed, analyzed, and vetted through discovery, preparation for trial or hearings, substantive and productive mediation or settlement discussions, or other actions. It is also particularly true with respect to class action and similar claims involving multiple defendants, matters with complex procedural requirements or substantive issues or novel legal theories, and examinations, investigations and other actions conducted or brought by governmental and self-regulatory agencies in which the normal adjudicative process is not at play. Accordingly, we usually are unable to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the course of a legal matter, sometimes not until a number of years have elapsed. Accordingly, our judgments and estimates relating to claims will change from time to time in light of developments and actual outcomes will differ from our estimates. These differences may be material.

Related Party Transactions

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following schedule) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2011, we exceeded all capital adequacy requirements to which we are subject.

As discussed further in Note 14, the preferred shares and warrant to purchase common stock issued to the U.S. Treasury under the TARP Capital Purchase Program qualify for Tier 1 capital.

As of December 31, 2011, all capital ratios of the Company and each of its subsidiary banks exceeded the “well capitalized” levels under the regulatory framework for prompt corrective action. In response to the recent severe economic crisis, the determination of appropriate capital levels, particularly for the Company and other “systemically important” financial institutions as determined pursuant to the Dodd-Frank Act, is being driven increasingly by the results of comprehensive “stress tests” performed by each financial institution and its regulators. Such tests seek to comprehensively measure all risks to which the institution is exposed, including credit, liquidity, market, operating and other risks, the losses that could result from those risk exposures under adverse scenarios, and the institution’s resulting capital levels. The results of these institution-specific tests as well as the Basel III capital framework being implemented are driving the Company and most other systemically important financial institutions to hold capital considerably in excess of “well capitalized” regulatory standards, and in excess of historical levels. Regulators have indicated that these stress test results will also be an important factor in determining the amounts and timing of capital issuances, dividends and distributions, and stock and securities repurchases, as well as repayment of preferred stock issued under the TARP Capital Purchase Program.

The actual capital amounts and ratios for the Company and its three largest subsidiary banks are as follows:

	Actual		To be well capitalized
(Dollar amounts in thousands)	Amount	Ratio	Amount	Ratio

As of December 31, 2011:
Total capital (to risk-weighted assets)
The Company	$7,780,107	18.06%	$4,307,688	10.00%
Zions First National Bank	2,131,963	14.61	1,459,248	10.00
California Bank & Trust	1,266,587	15.08	840,036	10.00
Amegy Bank N.A.	1,720,124	17.26	996,468	10.00
Tier 1 capital (to risk-weighted assets)
The Company	6,946,290	16.13	2,584,613	6.00
Zions First National Bank	1,951,598	13.37	875,549	6.00
California Bank & Trust	1,160,310	13.81	504,021	6.00
Amegy Bank N.A.	1,593,667	15.99	597,881	6.00
Tier 1 capital (to average assets)
The Company	6,946,290	13.40	na	na	[1]
Zions First National Bank	1,951,598	11.59	841,812	5.00
California Bank & Trust	1,160,310	10.96	529,209	5.00
Amegy Bank N.A.	1,593,667	14.41	552,911	5.00

As of December 31, 2010:
Total capital (to risk-weighted assets)
The Company	$7,363,984	17.15%	$4,295,020	10.00%
Zions First National Bank	1,962,050	12.88	1,523,237	10.00
California Bank & Trust	1,171,253	13.68	856,252	10.00
Amegy Bank N.A.	1,565,707	16.89	926,936	10.00
Tier 1 capital (to risk-weighted assets)
The Company	6,349,789	14.78	2,577,012	6.00
Zions First National Bank	1,775,857	11.66	913,942	6.00
California Bank & Trust	1,062,085	12.40	513,751	6.00
Amegy Bank N.A.	1,446,462	15.60	556,161	6.00
Tier 1 capital (to average assets)
The Company	6,349,789	12.56	na	na	[1]
Zions First National Bank	1,775,857	10.43	851,233	5.00
California Bank & Trust	1,062,085	9.94	534,114	5.00
Amegy Bank N.A.	1,446,462	13.84	522,708	5.00

[1]	There is no Tier 1 leverage ratio component in the definition of a well capitalized bank holding company.

20. RETIREMENT PLANS

Defined Benefit Plans

Pension – This qualified noncontributory defined benefit plan has been frozen to new participation. No service-related benefits accrue for existing participants except for those with certain grandfathering provisions. Benefits vest under the plan upon completion of five years of vesting service. Plan assets consist principally of corporate equity securities, mutual fund investments, and cash investments. Plan benefits are paid as a lump-sum cash value or an annuity at retirement age. Contributions to the plan are based on actuarial recommendation and pension regulations. The funded status of the plan declined during 2011 due to a decrease in the discount rate used to estimate the projected benefit obligation at year-end and to decreases in the value of plan assets.

Supplement Retirement – These unfunded nonqualified plans are for certain current and former employees. Each year, Company contributions to these plans are made in amounts sufficient to meet benefit payments to plan participants.

Postretirement – This unfunded defined benefit health care plan provides postretirement medical benefits to certain full-time employees who met minimum age and service requirements. The plan is contributory with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Plan coverage is provided by self-funding or health maintenance organizations options. Our contribution towards the retiree medical premium has been permanently frozen. Retirees pay the difference between the full premium rates and our capped contribution.

Because our contribution rate is capped, there is no effect on the postretirement plan from assumed increases or decreases in health care cost trends. Each year, Company contributions to the plan are made in amounts sufficient to meet benefit payments to plan participants.

The following presents the change in benefit obligation, change in fair value of plan assets, and funded status, of the plans and amounts recognized in the balance sheet as of the measurement date of December 31.

	Pension		Supplemental Retirement		Postretirement
(In thousands)	2011	2010	2011	2010	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$165,736	$160,039	$11,230	$11,453	$1,095	$1,140
Service cost	100	180	–	–	32	35
Interest cost	8,336	8,597	558	613	54	61
Actuarial (gain) loss	18,773	5,470	584	648	65	(31)
Settlements	–	–	–	(286)	–	–
Benefits paid	(8,804)	(8,550)	(1,015)	(1,198)	(97)	(110)

Benefit obligation at end of year	184,141	165,736	11,357	11,230	1,149	1,095

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	160,756	98,739	–	–	–	–
Actual return on plan assets	(4,508)	19,773	–	–	–	–
Employer contributions	–	50,794	1,015	1,198	97	110
Benefits paid	(8,804)	(8,550)	(1,015)	(1,198)	(97)	(110)

Fair value of plan assets at end of year	147,444	160,756	–	–	–	–

Funded status	$(36,697)	$(4,980)	$(11,357)	$(11,230)	$(1,149)	$(1,095)

Amounts recognized in balance sheet:
Liability for pension/postretirement benefits	$(36,697)	$(4,980)	$(11,357)	$(11,230)	$(1,149)	$(1,095)
Accumulated other comprehensive income (loss)	(88,778)	(58,344)	(2,117)	(1,641)	830	1,264
Accumulated other comprehensive income (loss) consists of:
Net gain (loss)	$(88,778)	$(58,344)	$(1,817)	$(1,217)	$436	$626
Prior service credit (cost)	–	–	(300)	(424)	394	638

	$(88,778)	$(58,344)	$(2,117)	$(1,641)	$830	$1,264

The liability for pension/postretirement benefits is included in other liabilities in the balance sheet. The accumulated benefit obligation for the pension plan was $184.1 million and $165.7 million at December 31, 2011 and 2010, respectively.

The amounts in accumulated other comprehensive income (loss) at December 31, 2011 expected to be recognized as an expense component of net periodic benefit cost in 2012 for the plans are estimated as follows:

(In thousands)	Pension	Supplemental Retirement	Postretirement

Net gain (loss)	$(9,382)	$112	$87
Prior service credit (cost)	–	(125)	244

	$(9,382)	$(13)	$331

The following presents the components of net periodic benefit cost (credit) for the plans.

(In thousands)	Pension			Supplemental Retirement			Postretirement
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Service cost	$100	$180	$229	$–	$–	$–	$32	$35	$34
Interest cost	8,336	8,597	8,889	558	613	661	54	61	63
Expected return on plan assets	(12,443)	(8,211)	(7,074)
Amortization of net actuarial (gain) loss	5,290	5,735	6,635	(16)	(19)	(29)	(125)	(149)	(196)
Amortization of prior service (credit) cost				124	124	124	(244)	(243)	(243)
Settlement loss				–	42	–

Net periodic benefit cost (credit)	$1,283	$6,301	$8,679	$666	$760	$756	$(283)	$(296)	$(342)

Weighted average assumptions based on the pension plan are the same where applicable for each of the plans and are as follows:

	2011	2010	2009
Used to determine benefit obligation at year-end:
Discount rate	4.25%	5.20%	5.60%
Rate of compensation increase	3.50	3.50	4.25
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.20	5.60	6.00
Expected long-term return on plan assets	8.00	8.00	8.30
Rate of compensation increase	3.50	3.50	4.25

The discount rate reflects the yields available on long-term, high-quality fixed income debt instruments with cash flows similar to the obligations of the pension plan, and is reset annually on the measurement date. The expected long-term rate of return on plan assets is based on a review of the target asset allocation of the plan. This rate is intended to approximate the long-term rate of return that we anticipate receiving on the plan’s investments, considering the mix of the assets that the plan holds as investments, the expected return on these underlying investments, the diversification of these investments, and the rebalancing strategies employed. An expected long-term rate of return is assumed for each asset class and an underlying inflation rate assumption is determined. The projected rate of compensation increases is management’s estimate of future pay increases that the remaining eligible employees will receive until their retirement.

Benefit payments to the plans’ participants, which reflect expected future service as appropriate, are estimated as follows for the years succeeding December 31, 2011.

(In thousands)	Pension	Supplemental Retirement	Postretirement
2012	$11,244	$2,126	$103
2013	10,224	972	103
2014	9,711	861	105
2015	9,655	771	103
2016	9,550	1,055	104
Years 2017–2021	53,678	3,808	469

We are also obligated under other supplemental retirement plans for certain current and former employees. Our liability for these plans was $6.2 million and $5.4 million at December 31, 2011 and 2010, respectively.

For the pension plan, the investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the plan. Investment objectives have been established by considering the plan’s liquidity needs and time horizon and the fiduciary standards under the Employee Retirement Income Security Act of 1974. The asset allocation strategy is developed to meet the plan’s long-term needs in a manner designed to control volatility and to reflect risk tolerance. Target investment allocation percentages as of December 31, 2011 are 64.5% in equity, 30.5% in fixed income and cash, and 5.0% in real estate assets.

The following presents the fair values of pension plan investments according to the fair value hierarchy described in Note 21, and the weighted average allocations.

	December 31, 2011					December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%

Company common stock	$8,091			$8,091	6	$5,268			$5,268	3
Mutual funds:
Equity	4,803			4,803	3	4,348			4,348	3
Debt	5,899			5,899	4	3,716			3,716	2
Insurance company pooled separate accounts:
Equity investments		$79,797		79,797	54		$103,802		103,802	64
Debt investments		25,979		25,979	18		24,931		24,931	16
Real estate		6,250		6,250	4		5,138		5,138	3
Guaranteed deposit account			$12,476	12,476	8			$10,918	10,918	7
Limited partnerships			4,149	4,149	3			2,635	2,635	2

	$18,793	$112,026	$16,625	$147,444	100	$13,332	$133,871	$13,553	$160,756	100

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

Shares of Company common stock were 438,617 and 217,398 at December 31, 2011 and 2010, respectively. Dividends received by the plan were approximately $11 thousand in 2011 and $12 thousand in 2010.

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs.

	Level 3 Instruments
	Year Ended December 31,
	2011		2010
(In thousands)	Guaranteed deposit account	Limited partnerships	Guaranteed deposit account	Limited partnerships

Balance at beginning of year	$10,918	$2,635	$7,595	$1,499
Net increases (decreases) included in plan statement of changes in net assets available for benefits:
Net appreciation (depreciation) in fair value of investments:
Realized	–	245	–	–
Unrealized	–	(161)	–	311
Interest and dividends	635	130	463	–
Purchases	923	1,300	2,860	825

Balance at end of year	$12,476	$4,149	$10,918	$2,635

Defined Contribution Plan

Payshelter – This is a 401(k) and employee stock ownership plan under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Matching contributions are invested in the Company’s common stock and amounted to $21.0 million in 2011, $19.3 million in 2010, and $19.8 million in 2009.

The Payshelter plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 6% of eligible compensation based upon the Company’s return on average common equity for the year. For 2011, the profit sharing expense was $11.7 million computed at a contribution rate of 2.0%. For 2010 and 2009, no profit sharing expense was accrued. The profit sharing contribution is invested in the Company’s common stock.

21. FAIR VALUE

Fair Value Measurements

ASU 2010-06, Improving Disclosures about Fair Value Measurements, requires certain additional fair value disclosures under ASC 820 which began January 1, 2010. One of the new requirements did not become effective until January 1, 2011 and requires the gross, rather than net, basis for certain Level 3 rollforward information. The following information incorporates this new disclosure requirement.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This new accounting guidance under ASC 820 provides convergence to IFRS and amends fair value measurement and disclosure guidance. Among other things, new disclosures will be required for qualitative information and sensitivity analysis regarding Level 3 measurements. For public entities, the new guidance is effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact this new guidance will have on the disclosures in the Company’s financial statements.

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

We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for AFS and trading investment securities; private equity investments; securities sold, not yet purchased; and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held for sale, impaired loans, and other real estate owned (“OREO”). Fair value is also used when evaluating impairment on certain assets, including HTM securities, goodwill, core deposit and other intangibles, long-lived assets, and for disclosures of certain financial instruments.

Utilization of Third Party Service Providers

We use third party service providers and a licensed internal third party model to estimate fair value for certain of our AFS securities as follows:

For AFS Level 2 securities, we use a third party pricing service to provide pricing, if available, for securities in the following reporting categories: U.S. Treasury, agencies and corporations (except Federal Agricultural Mortgage Corporation (“FAMC”) securities); municipal securities; trust preferred – banks and insurance; and other (including ABS CDOs). At December 31, 2011, the fair value of AFS Level 2 securities for which we obtained pricing from the third party pricing service in these reporting categories amounted to approximately $1.8 billion of the $2.0 billion total of AFS Level 2 securities.

For AFS Level 3 securities, we use other third party service providers to provide pricing, if available, for securities in the following reporting categories: trust preferred – banks and insurance, trust preferred – real estate investment trusts, auction rate, and other (including ABS CDOs). At December 31, 2011, the fair value of AFS Level 3 securities for which we obtained pricing from these third party service providers in these reporting categories amounted to approximately $152 million of the $1.1 billion total of AFS Level 3 securities. In addition, the fair values for approximately $910 million at December 31, 2011 of our AFS

Level 3 securities were determined utilizing a licensed internal third party model. See “trust preferred CDO internal model” discussed subsequently.

Fair values of the remaining AFS Level 2 and Level 3 securities not valued by pricing from third party services or the licensed internal third party model were determined by us using market corroborative data. At December 31, 2011, the Level 2 securities consisted of approximately $157 million of FAMC securities and $6 million of mutual funds and stock, and the Level 3 securities consisted of $17 million of municipal securities. Estimation of the fair values of the FAMC securities included the use of a standard mortgage pass-through calculator that incorporates discounted cash flows, while the municipal securities included the use of a standard form discounted cash flow model with certain inputs adjusted for market conditions.

For AFS Level 2 securities, the third party pricing service provides documentation on an ongoing basis that includes, among other things, pricing information with respect to reference data, methodology, inputs summarized by asset class, pricing application, corroborative information, etc. The documentation includes benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. Also included are data from the vendor trading platform. We review, test and validate this information as appropriate.

For AFS Level 3 securities, we compare assumptions with other third party service providers and with our internal models and the information we have about market trends and trading data. This includes information regarding trading prices, implied discounts, outlier information, valuation assumptions, etc. We consider this information to determine whether the comparability of the security and the orderliness of the trades make such reported prices suitable to consider in our estimates of fair value.

Because of the timeliness of our involvement, the ongoing exchange of market information, and our agreement on input assumptions, we do not adjust prices from our third party service providers. The procedures discussed previously help ensure that the fair value information received was determined in accordance with ASC 820.

Available-for-sale and trading

AFS and trading investment securities are fair valued under Level 1 using quoted market prices when available for identical securities. When quoted prices are not available, fair values are determined under Level 2 using quoted prices for similar securities or valuations from third party service providers that incorporate observable market data as discussed previously. AFS securities include certain CDOs backed by trust preferred securities issued by banks and insurance companies and by REITs. These securities are fair valued primarily under Level 3.

U.S. Treasury, agencies and corporations

Valuation inputs under Level 2 utilized by the third party service provider are discussed previously.

Municipal securities

Valuation inputs under Level 2 utilized by the third party service provider are discussed previously. Also included are reported trades and material event notices from the Municipal Securities Rulemaking Board, plus new issue data. Municipal securities under Level 3 are fair valued similar to the auction rate securities discussed subsequently.

Trust preferred collateralized debt obligations

Substantially all of the CDO portfolio is fair valued under Level 3 using an income-based cash flow modeling approach incorporating several methodologies that primarily include internal and third party models.

Trust preferred CDO internal model: A licensed third party cash flow model, which requires the Company to input its own default assumptions, is used to estimate fair values of bank and insurance trust preferred

CDOs. We utilize a statistical regression of quarterly regulatory ratios that we have identified as predictive of future bank failures to create a credit-specific probability of default (“PD”) for each bank issuer. The inputs are updated quarterly to include the most recent available financial ratios and the regression formula is updated periodically to utilize those financial ratios that have best predicted bank failures during this credit cycle (“ratio-based approach”). Our ratio-based approach, while generally referencing trailing quarter regulatory data and ratios, seeks to incorporate the most recent available information.

Approximately 30% of the bank issuers are public companies included in a third party proprietary reduced form model. The model generates PDs using equity valuation-related inputs along with other macro and issuer-specific inputs.

Effective the third quarter of 2011, we set a floor PD of 30 basis points (“bps”) for years one through five for collateral where the higher of the one-year PDs from our ratio based approach and those from the third party proprietary reduced form model would have been lower. The short-term 30 bps PD is similar to the PD we would apply if we had direct lending exposures to CDO pool collateral. Effective the fourth quarter of 2011, we increased the floor PD of 30 bps each year from years two to five to 48 bps smoothing the step-up to reach a 65 bps minimum PD for year six. Effective the third and fourth quarters of 2011, we utilized a minimum PD for years six to maturity of 65 bps for bank collateral.

The resulting five-year PDs at December 31, 2011 ranged from 100% for the “worst” deferring banks to 2.18% for the “best” deferring banks. At September 30, 2011, prior to the adoption of a higher medium-term floor, the best deferring banks had five-year PDs of 1.49%. The weighted average assumed loss rate on deferring collateral was 26% at December 31, 2011, 27% at September 30, 2011, 35% at both June 30, 2011 and March 31, 2011, and 30% and 44% at December 31, 2010 and 2009, respectively. This loss rate is calculated as a percentage of the par amount of deferring collateral within a pool that is expected to default prior to the end of a five-year deferral period.

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

During the first quarter of 2011, we observed improvement in the performance of certain deferring collateral such that payment of interest resumed and interest payments that had been deferred for one or more quarters were paid in full. By the end of the first quarter of 2011, this pattern was seen in 7% of all surviving bank deferrals within our CDO pools, although none had reached the end of the allowable deferral period. Accordingly, expectations were revised regarding the extent of deferring collateral ultimately repaying contractually due interest. Effective March 31, 2011, the third party cash flow model was enhanced and incorporated these revised expectations.

The third party cash flow model now includes the expectation that deferrals that do not default will pay their contractually required back interest and return to a current status at the end of five years. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO.

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

Our December 31, 2011 valuations for bank and insurance tranches utilized a discount rate range of LIBOR + 3.75% for the highest quality/most over-collateralized insurance-only tranches and LIBOR + 39.8% for the lowest credit quality tranche, which included bank collateral, in order to reflect market level assumptions for structured finance securities. For tranches that include bank collateral, the discount rate was at least LIBOR + 6.23% for the highest quality/most over-collateralized tranches. These discount rates are applied to already credit-adjusted cash flows for each tranche. The range of the projected cumulative credit loss of the CDO pools varies extensively across pools, and at December 31, 2011, ranged between 11.0% and 66.2%.

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

At December 31, 2011, the discount rates utilized for fair value purposes for tranches that include bank collateral were:

1)	LIBOR + 6.2% to 7.6% and averaged LIBOR + 6.5% for first priority original AAA-rated bonds;

2)	LIBOR + 6.3% to 8.8% and averaged LIBOR + 6.8% for lower priority original AAA-rated bonds;

3)	LIBOR + 6.7% to 31.7% and averaged LIBOR + 17.6% for original A-rated bonds; and

4)	LIBOR + 14.5% to 39.8% and averaged LIBOR + 33.3% for original BBB-rated bonds.

Accordingly, the wide difference between the effective interest rate used in the determination of the credit component of OTTI and the discount rate on the CDOs used in the determination of fair value results in the unrealized losses. The discount rate used for fair value purposes significantly exceeds the effective interest rate for the CDOs. The differences average approximately 6% for the original AAA-rated CDO tranches, 16% for the original A-rated CDO tranches, and 31% for the original BBB-rated CDO tranches. With the exception of certain of the most senior CDOs, most of the principal payments are not expected prior to the final maturity date, which is generally 2029 or later. High market discount rates and the long maturities of the CDO tranches result in full principal repayment contributing little to CDO tranche fair values.

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

Auction rate securities

Valuation inputs under Level 3 utilized by the third party service providers are discussed previously. Also included in the market approach methodology are various market data inputs, including AAA municipal and corporate bond yield curves, credit ratings and leverage of each closed-end fund, and market yields for municipal bonds and commercial paper.

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

Derivatives

Derivatives are fair valued according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts that have been fair valued under Level 1 because they are traded in active markets. OTC derivatives, including those for customers, consist of interest rate swaps and options. These derivatives are fair valued under Level 2 using third party service providers. Observable market inputs include yield curves (the LIBOR swap curve and applicable basis swap curves), foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as appropriate to the total expected exposure of the derivative. Amounts disclosed in the following schedules include the foreign currency exchange contracts that are not included in Note 8 in accordance with ASC 815. The amounts are also presented net of the cash collateral offsets discussed in Note 8. Also see the discussion in Note 8 for the determination of fair value of the total return swap.

Securities sold, not yet purchased

Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	December 31, 2011
	Level 1	Level 2	Level 3	Total

ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$3,103	$1,874,010		$1,877,113
Municipal securities		104,787	$17,381	122,168
Asset-backed securities:
Trust preferred – banks and insurance		354	929,356	929,710
Trust preferred – real estate investment trusts			18,645	18,645
Auction rate			70,020	70,020
Other (including ABS CDOs)		6,826	43,546	50,372
Mutual funds and other	156,829	5,938		162,767

	159,932	1,991,915	1,078,948	3,230,795
Trading account		40,273		40,273
Other noninterest-bearing investments:
Private equity		5,339	128,348	133,687
Other assets:
Derivatives:
Interest rate related and other		9,560		9,560
Interest rate swaps for customers		82,648		82,648
Foreign currency exchange contracts	6,498			6,498

	6,498	92,208		98,706

	$166,430	$2,129,735	$1,207,296	$3,503,461

LIABILITIES
Securities sold, not yet purchased	$13,098	$31,388		$44,486
Other liabilities:
Derivatives:
Interest rate related and other		734		734
Interest rate swaps for customers		87,363		87,363
Foreign currency exchange contracts	6,046			6,046
Total return swap			$5,422	5,422

	6,046	88,097	5,422	99,565
Other			86	86

	$19,144	$119,485	$5,508	$144,137

	December 31, 2010
(In thousands)	Level 1	Level 2	Level 3	Total

ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$704,170	$1,654,127		$2,358,297
Municipal securities		135,419	$22,289	157,708
Asset-backed securities:
Trust preferred – banks and insurance		1,703	1,241,694	1,243,397
Trust preferred – real estate investment trusts			19,165	19,165
Auction rate			109,609	109,609
Other (including ABS CDOs)		11,076	69,630	80,706
Mutual funds and other	230,264	6,596		236,860

	934,434	1,808,921	1,462,387	4,205,742
Trading account		48,667		48,667
Other noninterest-bearing investments:
Private equity		4,916	141,690	146,606
Other assets:
Derivatives:
Interest rate related and other		32,087		32,087
Interest rate swaps for customers		64,509		64,509
Foreign currency exchange contracts	3,796			3,796

	3,796	96,596		100,392

	$938,230	$1,959,100	$1,604,077	$4,501,407

LIABILITIES
Securities sold, not yet purchased	$9,719	$32,829		$42,548
Other liabilities:
Derivatives:
Interest rate related and other		2,577		2,577
Interest rate swaps for customers		68,141		68,141
Foreign currency exchange contracts	3,385			3,385
Total return swap			$15,925	15,925

	3,385	70,718	15,925	90,028
Other			561	561

	$13,104	$103,547	$16,486	$133,137

Selected additional information regarding key model inputs and assumptions used to fair value certain asset-backed securities by class under Level 3 include the following at December 31, 2011.

(Dollars in thousands)	Fair value at December 31, 2011		Valuation approach	Constant default rate (“CDR”)	Loss severity	Prepayment rate

Asset-backed securities:
Trust preferred – predominantly banks	$739,315		Income	Pool specific[3]	100%	Pool specific[7]
Trust preferred – predominantly insurance	318,788		Income	Pool specific[4]	100%	4.5% per year
Trust preferred – individual banks	15,577		Market

	1,073,680	[1]
Trust preferred – real estate investment trusts	18,645		Income	Pool specific[5]	60-100%	0% per year
Other (including ABS CDOs)	56,910	[2]	Income	Collateral specific[6]	70-100%	Collateral weighted average life

[1]	Includes $929.4 million of AFS securities and $144.3 million of HTM securities.
[2]	Includes $43.5 million of AFS securities and $13.4 million of HTM securities.
[3]	CDR ranges: yr 1 – 0.30% to 6.79%; yrs 2-5 – 0.44% to 0.64%; yrs 6 to maturity – 0.58% to 0.68%.
[4]	CDR ranges: yr 1 – 0.30% to 0.32%; yrs 2-5 – 0.47% to 0.48%; yrs 6 to maturity – 0.50% to 0.54%.
[5]	CDR ranges: yr 1 – 5.4% to 8.7%; yrs 2-3 – 3.9% to 5.7%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.
[6]	These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.
[7]	Constant Prepayment Rate (“CPR”) ranges: 3.00% to 19.55% annually until 2016; 2016 to maturity – 3.00% annually.

In the following discussion of our investment portfolio, we have included certain credit rating information because the information is one indication of the degree of credit risk to which we are exposed, and significant changes in ratings classifications for our investment portfolio could indicate an increased level of risk for us.

The following presents the percentage of total fair value of bank trust preferred CDOs by vintage year (origination date) according to original rating.

(Dollars in thousands)	Fair value at December 31, 2011	Percentage of total fair value			Percentage of total fair value by vintage
Vintage year		AAA	A	BBB

2001	$67,252	7.9%	1.1%	0.1%	9.1%
2002	226,421	28.4	2.3	0.0	30.7
2003	252,677	25.6	8.6	0.0	34.2
2004	111,611	7.8	7.3	0.0	15.1
2005	9,909	1.0	0.3	0.0	1.3
2006	37,272	2.8	2.0	0.2	5.0
2007	34,173	4.6	0.0	0.0	4.6

	$739,315	78.1%	21.6%	0.3%	100.0%

The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs.

	Level 3 Instruments
	Year Ended December 31, 2011
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset- backed	Private equity investments	Derivatives	Other liabilities

Balance at January 1, 2011	$22,289	$1,241,694	$19,165	$109,609	$69,630	$141,690	$(15,925)	$(561)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount included in interest on securities available-for-sale	237	5,057		11	196
Dividends and other investment income						9,630
Equity securities losses, net						(3,085)
Fixed income securities gains (losses), net	37	19,972	(3,605)	1,941	(6,918)
Net impairment losses on investment securities		(27,480)	(1,285)		(4,150)
Other noninterest expense								475
Other comprehensive income (loss)	(1,762)	(161,012)	4,908	(381)	8,799
Purchases						21,172
Sales	(895)	(72,881)	(538)	(135)	(19,310)	(22,397)
Redemptions and paydowns	(2,525)	(75,994)		(41,025)	(4,701)	(18,662)	10,503

Balance at December 31, 2011	$17,381	$929,356	$18,645	$70,020	$43,546	$128,348	$(5,422)	$(86)

	Level 3 Instruments
	Year Ended December 31, 2010
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset- backed	Private equity investments	Derivatives	Other liabilities

Balance at January 1, 2010	$64,314	$1,359,444	$24,018	$159,440	$62,430	$158,941	$–	$(522)
Total net gains (losses) included in:
Statement of income:
Dividends and other investment income						6,856
Fair value and non hedge derivative loss							(22,795)
Equity securities losses, net						(6,388)
Fixed income securities gains, net	4,157	2,369		3,815	358
Net impairment losses on investment securities		(68,002)	(10,628)		(6,773)
Other noninterest expense								(39)
Other comprehensive income (loss)	(1,157)	(41,933)	5,725	(603)	27,501
Purchases, sales, issuances, and settlements, net	(45,025)	(10,184)	50	(53,043)	(13,886)	(17,719)	6,870

Balance at December 31, 2010	$22,289	$1,241,694	$19,165	$109,609	$69,630	$141,690	$(15,925)	$(561)

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses).

(In thousands)	Year Ended December 31,
	2011	2010

Dividends and other investment income	$8,391	$8,215
Equity securities losses, net	–	(1,366)
Fixed income securities gains, net	11,427	10,699

Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

					Gains (losses) from fair value changes Year Ended December 31, 2011
(In thousands)	Fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total

ASSETS
HTM securities adjusted for OTTI			$8,308	$8,308	$(769)[1]
Impaired loans		$3,615		3,615	(10,358)
Other real estate owned		55,957	–	55,957	(48,177)

	$–	$59,572	$8,308	$67,880	$(59,304)

					Gains (losses) from fair value changes Year Ended December 31, 2010
(In thousands)	Fair value at December 31, 2010
	Level 1	Level 2	Level 3	Total

ASSETS
HTM securities adjusted for OTTI			$3,502	$3,502	$(151)
Impaired loans			97,352	97,352	(128,072)
Other real estate owned		$132,350	–	132,350	(111,270)

	$–	$132,350	$100,854	$233,204	$(239,493)

[1]	An additional $20.9 million of OTTI was recognized in OCI.

We recognized net gains of $20.2 million in 2011 and $15.5 million in 2010 from the sale of OREO properties that had a carrying value at the time of sale of approximately $275.9 million in 2011 and $344.9 million in 2010. Previous to their sale in these years, we recognized impairment on these properties of $34.8 million in 2011 and $51.9 million in 2010.

Impaired (or nonperforming) loans that are collateral-dependent are fair valued under Level 2 based on the fair value of the collateral. Performing loans are not generally considered to be collateral-dependent because the primary source of loan repayment is not the liquidation of the collateral by the bank. Land loans require the selling of parcels to meet loan repayments. OREO is fair valued under Level 2 at the lower of cost or fair value based on property appraisals at the time the property is recorded in OREO and as appropriate thereafter.

Measurement of impairment for collateral-dependent loans and OREO is based on third party appraisals that utilize one or more valuation techniques (income, market and/or cost approaches). The valuation method used for impaired construction loans is “as is.” Any adjustments to calculated fair value are made based on recently completed and validated third party appraisals, third party appraisal services, automated valuation services, or our informed judgment. Evaluations are made to determine that the appraisal process meets the relevant concepts and requirements of ASC 820.

Automated valuation services may be used primarily for residential properties when values from any of the previous methods were not available within 90 days of the balance sheet date. These services use models based on market, economic, and demographic values. The use of these models has only occurred in a very few instances and the related property valuations have not been significant to consider disclosure under Level 3 rather than Level 2.

Impaired loans not collateral-dependent are fair valued based on the present value of future cash flows discounted at the expected coupon rates over the lives of the loans. Because the loans were not discounted at market interest rates, the valuations do not represent fair value under ASC 820 and have been excluded from the nonrecurring fair value balance in the preceding schedules. Impaired loans were reported as being fair valued under Level 3 in 2010; however, upon reconsideration, the fair value process for impaired loans that are collateral dependent is considered to be substantially the same as for OREO, and accordingly, has been included under Level 2.

Fair Value Option

At December 31, 2011, no financial assets or liabilities were recorded at fair value under the fair value option allowed in ASC 825, Financial Instruments.

Fair Value of Certain Financial Instruments

Following is a summary of the carrying values and estimated fair values of certain financial instruments.

	December 31, 2011		December 31, 2010
(In thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
HTM investment securities	$807,804	$729,974	$840,642	$788,354
Loans and leases (including loans held for sale), net of allowance for carrying value	36,296,284	36,006,619	35,513,376	35,203,799

Financial liabilities:
Time deposits	3,413,550	3,444,189	4,173,449	4,216,371
Foreign deposits	1,575,361	1,574,271	1,654,651	1,655,852
Other short-term borrowings	70,273	70,387	166,394	168,221
Long-term debt (less fair value hedges)	1,943,618	2,225,078	1,928,827	2,367,542

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

The fair value of loans is estimated by discounting future cash flows on Pass grade loans using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are highly judgmental because the Company does not have a validated model to estimate lifetime credit losses on large portions of its loan portfolio. The estimate of lifetime credit losses is adjusted quarterly as necessary to reflect the most recent loss experience during the current prolonged cycle of economic weakness. Impaired loans are not included in this credit adjustment as they are already considered to be held at fair value. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio.

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

22. OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of December 31, 2011, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank and financial service subsidiaries, TCBO, and eliminations of transactions between segments.

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

During 2011, 2010 and 2009, certain subsidiary banks sold investment securities to the Parent at their current fair value, which was less than carrying value. The “Loss on sale of investment securities to Parent” is shown separately in the following schedules as a component of other noninterest income. The amounts are eliminated in consolidation in the Other segment.

The following is a summary of selected operating segment information.

	Zions Bank			CB&T			Amegy
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009

Net interest income	$703.0	$724.7	$690.4	$509.3	$495.6	$465.3	$384.5	$392.3	$385.7
Provision for loan losses	128.3	350.6	400.4	(9.5)	149.9	251.5	(37.5)	118.7	406.1

Net interest income after provision for loan losses	574.7	374.1	290.0	518.8	345.7	213.8	422.0	273.6	(20.4)
Net impairment losses on investment securities	(0.3)	–	(35.2)	(0.5)	–	(31.8)	–	–	–
Loss on sale of investment securities to Parent	–	(54.8)	(75.8)	(43.9)	–	(288.1)	–	–	–
Valuation losses on securities purchased	–	–	(203.0)	–	–	–	–	–	(7.5)
Gain on subordinated debt modification	–	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	–	–	–	152.7	–	–	–
Other noninterest income	199.5	193.9	199.3	103.0	100.3	152.8	145.1	143.0	136.1
Noninterest expense	547.4	576.8	522.5	355.0	346.9	295.2	325.0	334.9	345.6
Impairment loss on goodwill	–	–	–	–	–	–	–	–	633.3

Income (loss) before income taxes	226.5	(63.6)	(347.2)	222.4	99.1	(95.8)	242.1	81.7	(870.7)
Income tax expense (benefit)	76.0	(15.3)	(144.4)	88.0	40.3	(45.6)	80.5	23.1	(90.3)

Net income (loss)	150.5	(48.3)	(202.8)	134.4	58.8	(50.2)	161.6	58.6	(780.4)
Net income (loss) applicable to noncontrolling interests	–	0.1	0.1	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	150.5	(48.4)	(202.9)	134.4	58.8	(50.2)	161.6	58.6	(780.4)
Preferred stock dividends	–	–	–	(6.6)	–	(0.9)	(12.2)	–	(1.5)
Preferred stock redemption	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$150.5	$(48.4)	$(202.9)	$127.8	$58.8	$(51.1)	$149.4	$58.6	$(781.9)

Total assets	$17,531	$16,157	$17,652	$10,894	$10,766	$11,097	$12,282	$11,406	$11,145
Net loans and leases[1]	12,751	12,898	13,990	8,392	8,444	8,951	7,918	7,466	8,262
Total deposits	14,905	13,631	13,823	9,192	9,219	9,760	9,731	8,906	8,880
Shareholder’s equity:
Preferred equity	480	480	460	262	262	262	488	488	376
Common equity	1,379	1,269	1,282	1,270	1,174	1,120	1,630	1,493	1,435
Noncontrolling interests	–	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,859	1,749	1,742	1,532	1,436	1,382	2,118	1,981	1,811

	NBA			NSB			Vectra
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009

Net interest income	$172.3	$177.4	$179.1	$135.0	$138.4	$140.0	$104.3	$108.5	$105.3
Provision for loan losses	9.6	53.4	291.7	(38.3)	133.3	563.7	14.0	28.2	78.5

Net interest income after provision for loan losses	162.7	124.0	(112.6)	173.3	5.1	(423.7)	90.3	80.3	26.8
Net impairment losses on investment securities	–	–	–	–	–	(3.3)	(0.8)	(1.3)	(5.3)
Loss on sale of investment securities to Parent	–	–	–	–	–	(11.8)	(28.9)	–	–
Valuation losses on securities purchased	–	–	–	–	–	–	–	–	–
Gain on subordinated debt modification	–	–	–	–	–	–	–	–	–
Acquisition related gains	–	–	–	–	–	16.5	–	–	–
Other noninterest income	34.2	32.9	44.0	37.4	38.4	60.8	21.7	29.5	31.4
Noninterest expense	154.7	169.9	170.0	139.3	152.0	180.6	100.7	92.5	96.4
Impairment loss on goodwill	–	–	–	–	–	–	–	–	–

Income (loss) before income taxes	42.2	(13.0)	(238.6)	71.4	(108.5)	(542.1)	(18.4)	16.0	(43.5)
Income tax expense (benefit)	16.7	(5.1)	(94.4)	24.8	(38.2)	(190.1)	(8.3)	9.4	(17.9)

Net income (loss)	25.5	(7.9)	(144.2)	46.6	(70.3)	(352.0)	(10.1)	6.6	(25.6)
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	25.5	(7.9)	(144.2)	46.6	(70.3)	(352.0)	(10.1)	6.6	(25.6)
Preferred stock dividends	–	–	–	–	–	–	–	–	(0.2)
Preferred stock redemption	–	–	–	–	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$25.5	$(7.9)	$(144.2)	$46.6	$(70.3)	$(352.0)	$(10.1)	$6.6	$(25.8)

Total assets	$4,485	$4,397	$4,524	$4,100	$4,017	$4,187	$2,341	$2,299	$2,440
Net loans and leases[1]	3,304	3,277	3,609	2,235	2,399	2,752	1,914	1,812	1,981
Total deposits	3,731	3,696	3,784	3,546	3,424	3,526	2,004	1,923	2,005
Shareholder’s equity:
Preferred equity	305	305	405	260	360	360	70	70	65
Common equity	350	322	228	273	225	296	200	200	199
Noncontrolling interests	–	–	–	–	–	–	–	–	–
Total shareholder’s equity	655	627	633	533	585	656	270	270	264

	TCBW			Other			Consolidated Company
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009

Net interest income	$30.3	$30.0	$32.1	$(266.2)	$(339.5)	$(100.4)	$1,772.5	$1,727.4	$1,897.5
Provision for loan losses	7.8	17.4	22.5	–	0.6	2.5	74.4	852.1	2,016.9

Net interest income after provision for loan losses	22.5	12.6	9.6	(266.2)	(340.1)	(102.9)	1,698.1	875.3	(119.4)
Net impairment losses on investment securities	–	(0.7)	(1.1)	(32.1)	(83.4)	(203.8)	(33.7)	(85.4)	(280.5)
Loss on sale of investment securities to Parent	(4.8)	–	–	77.6	54.8	375.7	–	–	–
Valuation losses on securities purchased	–	–	–	–	–	(1.6)	–	–	(212.1)
Gain on subordinated debt modification	–	–	–	–	–	508.9	–	–	508.9
Acquisition related gains	–	–	–	–	–	–	–	–	169.2
Other noninterest income	2.8	2.6	9.4	(28.2)	(14.7)	(15.2)	515.5	525.9	618.6
Noninterest expense	16.7	15.6	15.9	19.9	30.3	45.3	1,658.7	1,718.9	1,671.5
Impairment loss on goodwill	–	–	–	–	–	2.9	–	–	636.2

Income (loss) before income taxes	3.8	(1.1)	2.0	(268.8)	(413.7)	512.9	521.2	(403.1)	(1,623.0)
Income tax expense (benefit)	1.1	(0.6)	0.4	(80.3)	(120.4)	181.0	198.5	(106.8)	(401.3)

Net income (loss)	2.7	(0.5)	1.6	(188.5)	(293.3)	331.9	322.7	(296.3)	(1,221.7)
Net income (loss) applicable to noncontrolling interests	–	–	–	(1.1)	(3.7)	(5.7)	(1.1)	(3.6)	(5.6)

Net income (loss) applicable to controlling interest	2.7	(0.5)	1.6	(187.4)	(289.6)	337.6	323.8	(292.7)	(1,216.1)
Preferred stock dividends	–	–	–	(151.6)	(122.9)	(100.3)	(170.4)	(122.9)	(102.9)
Preferred stock redemption	–	–	–	–	3.1	84.6	–	3.1	84.6

Net earnings (loss) applicable to common shareholders	$2.7	$(0.5)	$1.6	$(339.0)	$(409.4)	$321.9	$153.4	$(412.5)	$(1,234.4)

Total assets	$874	$850	$835	$642	$1,143	$(757)	$53,149	$51,035	$51,123
Net loans and leases[1]	562	572	578	69	(121)	66	37,145	36,747	40,189
Total deposits	693	662	632	(926)	(526)	(569)	42,876	40,935	41,841
Shareholder’s equity:
Preferred equity	15	15	15	497	77	(440)	2,377	2,057	1,503
Common equity	75	69	69	(569)	(161)	(439)	4,608	4,591	4,190
Noncontrolling interests	–	–	–	(2)	(1)	17	(2)	(1)	17
Total shareholder’s equity	90	84	84	(74)	(85)	(862)	6,983	6,647	5,710

[1]	Net of unearned income and fees, net of related costs

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Financial information by quarter for 2011 and 2010 is as follows:

	Quarters				Year
(In thousands, except per share amounts)	First	Second	Third	Fourth
2011:
Gross interest income	$552,392	$558,666	$554,396	$539,473	$2,204,927
Net interest income	423,856	416,172	470,595	461,908	1,772,531
Provision for loan losses	60,000	1,330	14,553	(1,476)	74,407
Noninterest income:
Net impairment losses on investment securities	(3,105)	(5,158)	(13,334)	(12,086)	(33,683)
Investment securities gains (losses), net	838	(4,032)	18,324	3,249	18,379
Other noninterest income	136,410	137,539	116,052	107,141	497,142
Noninterest expense	408,375	416,256	409,018	425,040	1,658,689
Income before income taxes	89,624	126,935	168,066	136,648	521,273
Net income	52,591	72,610	108,718	88,771	322,690
Net income applicable to controlling interest	52,817	72,875	109,093	89,019	323,804
Preferred stock dividends	(38,050)	(43,837)	(43,928)	(44,599)	(170,414)
Net earnings applicable to common shareholders	14,767	29,038	65,165	44,420	153,390

Net earnings per common share:
Basic	$0.08	$0.16	$0.35	$0.24	$0.83
Diluted	0.08	0.16	0.35	0.24	0.83

2010:
Gross interest income	$580,135	$583,738	$581,934	$574,038	$2,319,845
Net interest income	455,300	413,346	451,875	406,868	1,727,389
Provision for loan losses	265,565	228,663	184,668	173,242	852,138
Noninterest income:
Net impairment losses on investment securities	(31,263)	(18,060)	(23,712)	(12,320)	(85,355)
Investment securities gains (losses), net	(1,909)	(970)	7,346	595	5,062
Other noninterest income	140,782	128,443	126,566	124,964	520,755
Noninterest expense	389,126	430,355	456,044	443,356	1,718,881
Loss before income taxes	(91,781)	(136,259)	(78,637)	(96,491)	(403,168)
Net loss	(63,137)	(113,361)	(47,457)	(72,394)	(296,349)
Net loss applicable to controlling interest	(60,210)	(112,993)	(47,325)	(72,200)	(292,728)
Preferred stock dividends	(26,311)	(25,342)	(33,144)	(38,087)	(122,884)
Preferred stock redemption	–	3,107	–	–	3,107
Net loss applicable to common shareholders	(86,521)	(135,228)	(80,469)	(110,287)	(412,505)

Net loss per common share:
Basic	$(0.57)	$(0.84)	$(0.47)	$(0.62)	$(2.48)
Diluted	(0.57)	(0.84)	(0.47)	(0.62)	(2.48)

24. PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2011	2010

ASSETS
Cash and due from banks	$11	$1,848
Interest-bearing deposits	956,476	547,665
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $13,019 and $4,056)	20,118	3,593
Available-for-sale, at fair value	382,880	1,146,797
Loans, net of unearned fees of $0 and $0 and allowance for loan losses of $33 and $71	1,495	2,852
Other noninterest-bearing investments	52,903	55,560
Investments in subsidiaries:
Commercial banks and bank holding company	7,070,620	6,739,699
Other operating companies	45,043	70,272
Nonoperating – ZMFU II, Inc.[1]	92,751	93,003
Receivables from subsidiaries:
Other	190	1,150
Other assets	285,971	253,773

	$8,908,458	$8,916,212

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$104,829	$182,094
Commercial paper:
Due to affiliates	45,995	45,991
Due to others	3,063	2,647
Other short-term borrowings:
Due to affiliates	5	72,204
Due to others	66,883	160,604
Subordinated debt to affiliated trusts	309,278	309,278
Long-term debt:
Due to affiliates	53	110,208
Due to others	1,393,044	1,384,907

Total liabilities	1,923,150	2,267,933

Shareholders’ equity:
Preferred stock	2,377,560	2,056,672
Common stock	4,163,242	4,163,619
Retained earnings	1,036,590	889,284
Accumulated other comprehensive loss	(592,084)	(461,296)

Total shareholders’ equity	6,985,308	6,648,279

	$8,908,458	$8,916,212

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

CONDENSED STATEMENTS OF INCOME

(In thousands)	Year Ended December 31,
	2011	2010	2009

Interest income:
Commercial bank subsidiaries	$2,519	$5,665	$18,939
Other subsidiaries and affiliates	63	69	326
Other loans and securities	13,640	14,450	15,735

Total interest income	16,222	20,184	35,000

Interest expense:
Affiliated trusts	24,027	24,032	24,094
Other borrowed funds	274,843	363,981	150,695

Total interest expense	298,870	388,013	174,789

Net interest loss	(282,648)	(367,829)	(139,789)
Provision for loan losses	(38)	(41)	(531)

Net interest loss after provision for loan losses	(282,610)	(367,788)	(139,258)

Other income:
Dividends from consolidated subsidiaries:
Commercial banks and bank holding company	71,350	–	4,603
Other operating companies	14,151	450	425
Equity and fixed income securities gains (losses), net	426	386	(11,042)
Net impairment losses on investment securities	(26,810)	(70,306)	(191,351)
Gain on subordinated debt modification	–	–	508,945
Other income (loss)	4,203	(3,802)	2,737

	63,320	(73,272)	314,317

Expenses:
Salaries and employee benefits	19,033	14,720	21,663
Other operating expenses	4,176	11,465	2,882

	23,209	26,185	24,545

Income (loss) before income taxes and undistributed income (loss) of consolidated subsidiaries	(242,499)	(467,245)	150,514
Income taxes (benefit)	(104,395)	(141,983)	27,939

Income before equity in undistributed income (loss) of consolidated subsidiaries	(138,104)	(325,262)	122,575
Equity in undistributed income (loss) of consolidated subsidiaries:
Commercial banks and bank holding company	488,806	34,820	(1,325,678)
Other operating companies	(27,687)	(3,271)	(21,995)
Nonoperating – ZMFU II, Inc.	789	985	8,987

Net income (loss)	323,804	(292,728)	(1,216,111)
Preferred stock dividends	(170,414)	(122,884)	(102,969)
Preferred stock redemption	–	3,107	84,633

Net earnings (loss) applicable to common shareholders	$153,390	$(412,505)	$(1,234,447)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$323,804	$(292,728)	$(1,216,111)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Undistributed net losses (income) of consolidated subsidiaries	(461,908)	(32,534)	1,338,686
Unrealized equity securities losses, net	–	–	3,530
Net impairment losses on investment securities	26,810	70,306	191,351
Gain on subordinated debt modification	–	–	(508,945)
Other, net	27,505	(2,699)	171,172

Net cash used in operating activities	(83,789)	(257,655)	(20,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	(408,811)	(7,791)	440,654
Collection of advances to subsidiaries	6,425	2,900	779,550
Advances to subsidiaries	(6,250)	(2,000)	(6,970)
Proceeds from sales and maturities investment securities	1,259,262	23,218	9,895
Purchases of investment securities	(575,887)	(807,441)	(297,877)
Decrease (increase) of investment in subsidiaries	113,834	(141,550)	(1,509,150)
Other, net	9,642	29,549	15,392

Net cash provided by (used in) investing activities	398,215	(903,115)	(568,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term funds borrowed	(165,500)	113,108	(138,659)
Proceeds from issuance of long-term debt	101,821	255,845	703,932
Repayments of long-term debt	(117,975)	(72,923)	(295,630)
Proceeds from issuance of preferred stock	–	138,657	–
Proceeds from issuance of common stock and warrants	25,686	838,488	464,110
Cash paid for preferred stock redemption	–	–	(47,166)
Dividends paid on preferred stock	(148,774)	(102,666)	(84,408)
Dividends paid on common stock	(7,361)	(6,650)	(11,863)
Other, net	(4,160)	(3,495)	(1,374)

Net cash provided by (used in) financing activities	(316,263)	1,160,364	588,942

Net increase (decrease) in cash and due from banks	(1,837)	(406)	119
Cash and due from banks at beginning of year	1,848	2,254	2,135

Cash and due from banks at end of year	$11	$1,848	$2,254

The Parent paid interest of $126.7 million in 2011, $147.2 million in 2010, and $122.8 million in 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Offer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Offer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011. There were no material changes in the Company’s internal control over financial reporting during the fourth quarter of 2011. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 94 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 95.

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

EQUITY COMPENSATION PLAN INFORMATION

The following schedule provides information as of December 31, 2011 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

Plan Category[1]	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved by Security Holders:
Zions Bancorporation 2005 Stock Option and Incentive Plan	5,434,245	$42.07	2,167,551
Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan	84,000	53.53	–
Zions Bancorporation Key Employee Incentive Stock Option Plan	7,138	63.01	–

Total	5,525,383		2,167,551

[1]

The schedule does not include information for equity compensation plans assumed by the Company in mergers. A total of 408,487 shares of common stock with a weighted average exercise price of $53.71 were issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2011. The Company cannot grant additional awards under these assumed plans. Column (a) also excludes 1,399,854 shares of unvested restricted stock, 146,165 restricted stock units, and 49,376 salary stock units (each unit representing the right to one share of common stock).

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

Consolidated balance sheets – December 31, 2011 and 2010

Consolidated statements of income – Years ended December 31, 2011, 2010 and 2009

Consolidated statements of changes in shareholders’ equity and comprehensive income – Years ended December 31, 2011, 2010 and 2009

Consolidated statements of cash flows – Years ended December 31, 2011, 2010 and 2009

Notes to consolidated financial statements – December 31, 2011

(2)    Financial statement schedules – All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.

(3) List of Exhibits:

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006 (filed herewith).

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2006.	*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

Exhibit Number	Description
3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 1, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 3, 2010.	*

3.12	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 14, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 15, 2010.	*

3.13	Restated Bylaws of Zions Bancorporation dated November 8, 2011, incorporated by reference to Exhibit 3.13 of Form 10-Q for the quarter ended September 30, 2011.	*

4.1	Senior Debt Indenture dated September 10, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to senior debt securities of Zions Bancorporation (filed herewith).

4.2	Subordinated Debt Indenture dated September 10, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to subordinated debt securities of Zions Bancorporation (filed herewith).

4.3	Junior Subordinated Indenture dated August 21, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to junior subordinated debentures of Zions Bancorporation (filed herewith).

4.4	Warrant to purchase up to 5,789,909 shares of Common Stock, issued on November 14, 2008, incorporated by reference to Exhibit 4.2 of Form 8-K filed November 17, 2008.	*

4.5	Warrant Agreement, between Zions Bancorporation and Zions First National Bank, and Warrant Certificate, incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended September 30, 2010.	*

10.1	Zions Bancorporation 2009-2011 Value Sharing Plan, incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2009.	*

10.2	Zions Bancorporation 2011-2013 Value Sharing Plan (filed herewith).

10.3	2005 Management Incentive Compensation Plan, incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2010.	*

10.4	Zions Bancorporation Second Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2008.	*

10.5	Zions Bancorporation Third Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2008.	*

10.6	Fifth Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2008.	*

10.7	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2008.	*

10.8	Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2006.	*

Exhibit Number	Description
10.9	Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2010.	*

10.10	Amendment to Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.12 of
	Form 10-K for the year ended December 31, 2006.	*

10.11	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2006.	*

10.12	Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.14 of Form 10-K for the year ended December 31, 2006.	*

10.13	Zions Bancorporation Restated Pension Plan effective January 1, 2002, including amendments adopted through December 31, 2010, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2010.	*

10.14	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 2008.	*

10.15	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 1, 2002, including amendments adopted thru December 31, 2010, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2010.	*

10.16	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2007.	*

10.17	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2010.	*

10.18	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2010.	*

10.19	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 30, 2010, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2010.	*

10.20	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2009.	*

10.21	Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2007.	*

10.22	Amended and Restated Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2009.	*

10.23	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.24	Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

Exhibit Number	Description

10.25	Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.26	Standard Directors Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.29 of Form 10-K for the year ended December 31, 2010.	*

10.27	Standard Directors Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2009.	*

10.28	Standard Directors Restricted Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.29	Standard Salary Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed December 28, 2009.	*

10.30	Standard Deferred Salary Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.31 of Form 10-K for the year ended December 31, 2010.	*

10.31	Standard 2012 Deferred Salary Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.32	Amegy Bancorporation (formerly Southwest Bancorporation of Texas, Inc.) 1996 Stock Option Plan, as amended and restated as of June 4, 2002, incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2007.	*

10.33	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.47 of Form 10-K for the year ended December 31, 2009.	*

10.34	Form of Change in Control Agreement between the Company and Certain Executive Officers, incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2006.	*

10.35	Form of Change in Control Agreement between the Company and Scott J. McLean, incorporated by reference to Exhibit 10.48 of Form 10-K for the year ended December 31, 2007.	*

10.36	Addendum to Change in Control Agreement, incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2008.	*

10.37	Form of Change in Control Agreement between the Company and Kenneth E. Peterson, incorporated by reference to Exhibit 10.37 of Form 10-K for the year ended December 31, 2010.	*

10.38	Stock Purchase and Shareholder Agreement dated June 1, 2004 among Welman Holdings, Inc., the Company, Zions First National Bank and PSC Wealth Management, LLC, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2010.	*

10.39	Employment Agreement between the Company and Dallas Haun, incorporated by reference to Exhibit 10.53 of Form 10-K for the year ended December 31, 2007.	*

10.40	Employment agreement between the Company and Kenneth E. Peterson, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2010.	*

10.41	Performance stock agreement between Zions Bancorporation and Scott McLean, dated August 15, 2008, incorporated by reference to Exhibit 10.51 of Form 10-K filed December 31, 2008.	*

10.42	Form of Change in Control Agreement between the Company and Dallas E. Haun, dated May 23, 2008, incorporated by reference to Exhibit 10.52 of Form 10-K filed December 31, 2008.	*

12	Ratio of Earnings to Fixed Charges (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

Exhibit Number	Description

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

99.1	Certification by Chief Executive Officer required by 111(b)(4) of the Emergency Economic Stabilization Act (filed herewith).

99.2	Certification by Chief Financial Officer required by 111(b)(4) of the Emergency Economic Stabilization Act (filed herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, (iii) the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010, and December 31, 2009 and (v) the Notes to Consolidated Financial Statements (furnished herewith).

*	Incorporated by reference

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

February 29, 2012	ZIONS BANCORPORATION

	By	/s/ HARRIS H. SIMMONS
HARRIS H. SIMMONS, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 29, 2012

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