Form 10-Q
period 2012-03-31
ZIONS BANCORPORATION /UT/
filed 2012-05-10
CIK 109380

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 30, 2012	184,197,207 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share amounts)	2012	2011
	(Unaudited)

ASSETS
Cash and due from banks	$1,082,186	$1,224,350
Money market investments:
Interest-bearing deposits	7,629,399	7,020,895
Federal funds sold and security resell agreements	52,634	102,159
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $728,479 and $729,974)	797,149	807,804
Available-for-sale, at fair value	3,223,086	3,230,795
Trading account, at fair value	19,033	40,273

	4,039,268	4,078,872

Loans held for sale	184,579	201,590

Loans, net of unearned income and fees:
Loans and leases	35,903,475	36,393,782
FDIC-supported loans	687,126	750,870

	36,590,601	37,144,652
Less allowance for loan losses	1,010,059	1,049,958

Loans, net of allowance	35,580,542	36,094,694

Other noninterest-bearing investments	875,037	865,231
Premises and equipment, net	715,815	719,276
Goodwill	1,015,129	1,015,129
Core deposit and other intangibles	63,538	67,830
Other real estate owned	158,592	153,178
Other assets	1,499,588	1,605,905

	$52,896,307	$53,149,109

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$16,185,140	$16,110,857
Interest-bearing:
Savings and NOW	7,406,910	7,159,101
Money market	14,813,495	14,616,740
Time	3,326,717	3,413,550
Foreign	1,366,826	1,575,361

	43,099,088	42,875,609

Securities sold, not yet purchased	47,404	44,486
Federal funds purchased and security repurchase agreements	486,808	608,098
Other short-term borrowings	19,839	70,273
Long-term debt	2,283,121	1,954,462
Reserve for unfunded lending commitments	98,718	102,422
Other liabilities	474,551	510,531

Total liabilities	46,509,529	46,165,881

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,737,633	2,377,560
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 184,228,178 and 184,135,388 shares	4,162,522	4,163,242
Retained earnings	1,060,525	1,036,590
Accumulated other comprehensive income (loss)	(571,567)	(592,084)

Controlling interest shareholders’ equity	6,389,113	6,985,308
Noncontrolling interests	(2,335)	(2,080)

Total shareholders’ equity	6,386,778	6,983,228

	$52,896,307	$53,149,109

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2012	2011

Interest income:
Interest and fees on loans	$486,615	$518,157
Interest on money market investments	4,628	2,843
Interest on securities:
Held-to-maturity	8,959	8,664
Available-for-sale	23,158	22,276
Trading account	338	452

Total interest income	523,698	552,392

Interest expense:
Interest on deposits	23,413	36,484
Interest on short-term borrowings	779	2,180
Interest on long-term debt	57,207	89,872

Total interest expense	81,399	128,536

Net interest income	442,299	423,856
Provision for loan losses	15,664	60,000

Net interest income after provision for loan losses	426,635	363,856

Noninterest income:
Service charges and fees on deposit accounts	43,532	44,530
Other service charges, commissions and fees	34,226	41,685
Trust and wealth management income	6,374	6,754
Capital markets and foreign exchange	5,734	7,214
Dividends and other investment income	9,480	8,028
Loan sales and servicing income	8,352	6,013
Fair value and nonhedge derivative income (loss)	(4,400)	1,220
Equity securities gains, net	9,145	897
Fixed income securities gains (losses), net	720	(59)
Impairment losses on investment securities:
Impairment losses on investment securities	(18,273)	(3,105)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	8,064	–

Net impairment losses on investment securities	(10,209)	(3,105)
Other	4,045	20,966

Total noninterest income	106,999	134,143

Noninterest expense:
Salaries and employee benefits	224,634	215,010
Occupancy, net	27,951	28,010
Furniture and equipment	26,792	25,662
Other real estate expense	7,810	24,167
Credit-related expense	13,485	14,913
Provision for unfunded lending commitments	(3,704)	(9,540)
Legal and professional services	11,096	6,689
Advertising	5,807	6,911
FDIC premiums	10,919	24,101
Amortization of core deposit and other intangibles	4,291	5,701
Other	63,291	66,751

Total noninterest expense	392,372	408,375

Income before income taxes	141,262	89,624
Income taxes	51,859	37,033

Net income	89,403	52,591
Net loss applicable to noncontrolling interests	(273)	(226)

Net income applicable to controlling interest	89,676	52,817
Preferred stock dividends	(64,187)	(38,050)

Net earnings applicable to common shareholders	$25,489	$14,767

Weighted average common shares outstanding during the period:
Basic shares	182,798	181,707
Diluted shares	182,964	181,998
Net earnings per common share:
Basic	$0.14	$0.08
Diluted	0.14	0.08

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income	$89,403	$52,591
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains (losses) on investments	22,614	(31,788)
Reclassification for net losses on investments included in earnings	5,798	1,954
Noncredit-related impairment losses on securities not expected to be sold	(4,980)	–
Accretion of securities with noncredit-related impairment losses not expected to be sold	165	26
Net unrealized losses on derivative instruments	(3,080)	(8,059)

Other comprehensive income (loss)	20,517	(37,867)

Comprehensive income	109,920	14,724
Comprehensive loss applicable to noncontrolling interests	(273)	(226)

Comprehensive income applicable to controlling interest	$110,193	$14,950

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except per share amounts)	Preferred stock	Common stock		Retained	Accumulated other comprehensive	Noncontrolling	Total shareholders’
		Shares	Amount	earnings	income (loss)	interests	equity

Balance at December 31, 2011	$2,377,560	184,135,388	$4,163,242	$1,036,590	$(592,084)	$(2,080)	$6,983,228
Net income (loss) for the period				89,676		(273)	89,403
Other comprehensive income					20,517		20,517
Preferred stock redemption	(700,000)						(700,000)
Subordinated debt converted to preferred stock	34,839		(5,065)				29,774
Net activity under employee plans and related tax benefits		92,790	4,345				4,345
Dividends on preferred stock	25,234			(64,187)			(38,953)
Dividends on common stock, $0.01 per share				(1,843)			(1,843)
Change in deferred compensation				289			289
Other changes in noncontrolling interests						18	18

Balance at March 31, 2012	$1,737,633	184,228,178	$4,162,522	$1,060,525	$(571,567)	$(2,335)	$6,386,778

Balance at December 31, 2010	$2,056,672	182,784,086	$4,163,619	$889,284	$(461,296)	$(1,065)	$6,647,214
Net income (loss) for the period				52,817		(226)	52,591
Other comprehensive loss					(37,867)		(37,867)
Subordinated debt converted to preferred stock	100,454		(14,605)				85,849
Issuance of common stock		1,067,540	25,048				25,048
Net activity under employee plans and related tax benefits		2,860	4,307				4,307
Dividends on preferred stock	5,273			(38,050)			(32,777)
Dividends on common stock, $0.01 per share				(1,824)			(1,824)
Change in deferred compensation				2,020			2,020
Other changes in noncontrolling interests						26	26

Balance at March 31, 2011	$2,162,399	183,854,486	$4,178,369	$904,247	$(499,163)	$(1,265)	$6,744,587

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$89,403	$52,591
Adjustments to reconcile net income to net cash provided by operating activities:
Net impairment losses on investment securities	10,209	3,105
Provision for credit losses	11,960	50,460
Depreciation and amortization	57,143	89,806
Deferred income tax expense	19,685	53,790
Net increase (decrease) in trading securities	21,240	(7,882)
Net decrease in loans held for sale	20,913	28,471
Net write-down of and losses from sales of other real estate owned	7,832	19,750
Change in other liabilities	(18,799)	(36,824)
Change in other assets	50,425	18,154
Other, net	(21,916)	(2,200)

Net cash provided by operating activities	248,095	269,221

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in short term investments	(558,979)	(50,207)
Proceeds from maturities and paydowns of investment securities held-to-maturity	20,579	29,108
Purchases of investment securities held-to-maturity	(9,277)	(5,493)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	440,982	302,250
Purchases of investment securities available-for-sale	(406,303)	(279,886)
Proceeds from sales of loans and leases	26,309	1,082
Net loan and lease collections (originations)	415,411	(44,811)
Net decrease in other noninterest-bearing investments	5,729	4,796
Net purchases of premises and equipment	(15,162)	(20,185)
Proceeds from sales of other real estate owned	39,399	91,841
Net cash paid for sale of branch	(22,568)	–

Net cash provided by (used in) investing activities	(63,880)	28,495

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	252,837	(342,542)
Net change in short-term funds borrowed	(168,831)	80,092
Proceeds from issuance of long-term debt	332,750	–
Repayments of long-term debt	(141)	(156)
Cash paid for preferred stock redemption	(700,000)	–
Proceeds from issuance of common stock	342	25,212
Dividends paid on common and preferred stock	(40,796)	(34,601)
Other, net	(2,540)	(707)

Net cash used in financing activities	(326,379)	(272,702)

Net increase (decrease) in cash and due from banks	(142,164)	25,014
Cash and due from banks at beginning of period	1,224,350	924,126

Cash and due from banks at end of period	$1,082,186	$949,140

Cash paid for interest	$62,789	$91,281
Net cash refund received for income taxes	(21,668)	(108)

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2012

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

Operating results for the three-month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2011 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2011 Annual Report on Form 10-K.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This new accounting guidance under ASC 220, Comprehensive Income, provides convergence to IFRS and no longer allows presentation of other comprehensive income (“OCI”) in the statement of changes in shareholders’ equity. We adopted this new guidance effective January 1, 2012 as required and elected to present OCI in a separate statement consecutive to the statement of income. There was otherwise no effect on the accompanying financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU under ASC 220 defers the requirements of ASU 2011-05 to display reclassification adjustments for each component of OCI in both net income and OCI and to present the components of OCI in interim financial statements. During 2012, the FASB has indicated it will reconsider the reclassification requirements and the timing of their implementation. Management is currently evaluating the impact this ASU will have on the disclosures in the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The primary feature of this new accounting guidance under ASC 860, Transfers and Servicing, relates to the criteria that determine whether a sale or a secured borrowing occurred based on the transferor’s maintenance of effective control over the transferred financial assets. The new guidance focuses on the transferor’s contractual rights and obligations with respect to the transferred financial assets and not on the transferor’s ability to perform under those rights and obligations. Accordingly, the collateral maintenance requirement is eliminated by ASU 2011-3 from the assessment of effective control. We adopted this new guidance effective January 1, 2012 as required. There was no material effect on the accompanying financial statements.

Additional recent accounting pronouncements are discussed where applicable in the Notes to Consolidated Financial Statements.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities are summarized as follows:

	Three Months Ended
(In thousands)	March 31,
	2012	2011

Loans transferred to other real estate owned	$52,575	$89,529
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	5,065	14,605
Subordinated debt converted to preferred stock	29,774	85,849

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	INVESTMENT SECURITIES

Investment securities are summarized as follows:

	March 31, 2012
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$553,388	$–	$–	$553,388	$15,237	$842	$567,783
Asset-backed securities:
Trust preferred securities – banks and insurance	262,852	–	40,105	222,747	664	75,955	147,456
Other	24,209	–	3,295	20,914	448	8,222	13,140
Other debt securities	100	–	–	100	–	–	100

	$840,549	$–	$43,400	$797,149	$16,349	$85,019	$728,479

Available-for-sale
U.S. Treasury securities	$4,355	$277	$–	$4,632			$4,632
U.S. Government agencies and corporations:
Agency securities	134,673	4,447	142	138,978			138,978
Agency guaranteed mortgage-backed securities	504,359	18,757	47	523,069			523,069
Small Business Administration loan-backed securities	1,203,808	15,507	2,992	1,216,323			1,216,323
Municipal securities	117,673	3,565	1,698	119,540			119,540
Asset-backed securities:
Trust preferred securities – banks and insurance	1,770,741	18,959	853,471	936,229			936,229
Trust preferred securities – real estate investment trusts	40,300	–	24,300	16,000			16,000
Auction rate securities	41,402	182	711	40,873			40,873
Other	55,648	1,037	10,025	46,660			46,660

	3,872,959	62,731	893,386	3,042,304			3,042,304
Mutual funds and stock	180,625	157	–	180,782			180,782

	$4,053,584	$62,888	$893,386	$3,223,086			$3,223,086

	December 31, 2011
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$564,468	$–	$–	$564,468	$8,807	$1,083	$572,192
Asset-backed securities:
Trust preferred securities – banks and insurance	262,853	–	40,546	222,307	207	78,191	144,323
Other	24,310	–	3,381	20,929	303	7,868	13,364
Other debt securities	100	–	–	100	–	5	95

	$851,731	$–	$43,927	$807,804	$9,317	$87,147	$729,974

Available-for-sale
U.S. Treasury securities	$4,330	$304	$–	$4,634			$4,634
U.S. Government agencies and corporations:
Agency securities	153,179	5,423	122	158,480			158,480
Agency guaranteed mortgage-backed securities	535,228	18,211	102	553,337			553,337
Small Business Administration loan-backed securities	1,153,039	12,119	4,496	1,160,662			1,160,662
Municipal securities	120,677	3,191	1,700	122,168			122,168
Asset-backed securities:
Trust preferred securities – banks and insurance	1,794,427	15,792	880,509	929,710			929,710
Trust preferred securities – real estate investment trusts	40,259	–	21,614	18,645			18,645
Auction rate securities	71,338	164	1,482	70,020			70,020
Other	64,646	1,028	15,302	50,372			50,372

	3,937,123	56,232	925,327	3,068,028			3,068,028
Mutual funds and other	162,606	167	6	162,767			162,767

	$4,099,729	$56,399	$925,333	$3,230,795			$3,230,795

[1]	The gross unrealized losses recognized in OCI resulted from a previous transfer of AFS securities to HTM.

ZIONS BANCORPORATION AND SUBSIDIARIES

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of March 31, 2012 by expected maturity distribution for structured asset-backed collateralized debt obligations (“ABS CDOs”) and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$60,284	$60,756	$441,617	$414,938
Due after one year through five years	200,100	198,165	1,098,717	1,001,431
Due after five years through ten years	176,697	156,520	741,375	641,147
Due after ten years	403,468	313,038	1,591,250	984,788

	$840,549	$728,479	$3,872,959	$3,042,304

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	March 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$287	$8,471	$555	$18,711	$842	$27,182
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	116,060	147,151	116,060	147,151
Other	–	–	11,517	12,091	11,517	12,091

	$287	$8,471	$128,132	$177,953	$128,419	$186,424

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$77	$22,442	$65	$3,823	$142	$26,265
Agency guaranteed mortgage-backed securities	44	10,224	3	587	47	10,811
Small Business Administration loan-backed securities	576	106,460	2,416	262,749	2,992	369,209
Municipal securities	45	2,546	1,653	12,027	1,698	14,573
Asset-backed securities:
Trust preferred securities – banks and insurance	302	37,960	853,169	707,424	853,471	745,384
Trust preferred securities – real estate investment trusts	–	–	24,300	16,001	24,300	16,001
Auction rate securities	129	10,007	582	16,824	711	26,831
Other	–	–	10,025	15,331	10,025	15,331

	$1,173	$189,639	$892,213	$1,034,766	$893,386	$1,224,405

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
	Less than 12 months		12 months or more		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
(In thousands)	unrealized	fair	unrealized	fair	unrealized	fair
	losses	value	losses	value	losses	value

Held-to-maturity
Municipal securities	$415	$10,855	$668	$22,188	$1,083	$33,043
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	118,737	144,053	118,737	144,053
Other	–	–	11,249	13,364	11,249	13,364
Other debt securities	5	95	–	–	5	95

	$420	$10,950	$130,654	$179,605	$131,074	$190,555

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$60	$13,308	$62	$3,880	$122	$17,188
Agency guaranteed mortgage-backed securities	102	52,267	–	–	102	52,267
Small Business Administration loan-backed securities	1,783	260,865	2,713	191,339	4,496	452,204
Municipal securities	1,305	15,011	395	4,023	1,700	19,034
Asset-backed securities:
Trust preferred securities – banks and insurance	–	–	880,509	695,365	880,509	695,365
Trust preferred securities – real estate investment trusts	–	–	21,614	18,645	21,614	18,645
Auction rate securities	158	27,998	1,324	34,115	1,482	62,113
Other	–	–	15,302	18,585	15,302	18,585

	3,408	369,449	921,919	965,952	925,327	1,335,401
Mutual funds and other	6	167	–	–	6	167

	$3,414	$369,616	$921,919	$965,952	$925,333	$1,335,568

At March 31, 2012 and December 31, 2011, respectively, 64 and 72 held-to-maturity (“HTM”) and 423 and 525 available-for-sale (“AFS”) investment securities were in an unrealized loss position.

Other-Than-Temporary Impairment

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

Our 2011 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation for those security types that have significant gross unrealized losses at March 31, 2012:

OTTI – Asset-Backed Securities

Trust preferred securities – banks and insurance: These CDO securities are interests in variable rate pools of trust preferred securities related to banks and insurance companies (“collateral issuers”). They

ZIONS BANCORPORATION AND SUBSIDIARIES

are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”), which are rating agencies registered with the Securities and Exchange Commission (“SEC”). They were purchased generally at par. The primary drivers that have given rise to the unrealized losses on CDOs with bank and insurance collateral are listed below:

1)	Market yield requirements for bank CDO securities remain very high. The credit crisis resulted in significant utilization of both the unique five-year deferral option each collateral issuer maintains during the life of the CDO and the ability of junior CDO bonds to defer the payment of current interest. The resulting increase in the rate of return demanded by the market for trust preferred CDOs remains dramatically higher than the effective interest rates. All structured product fair values, including bank CDOs, deteriorated significantly during the credit crisis, generally reaching a low in mid-2009. Prices for some structured products, other than bank CDOs, have since rebounded as the crucial unknowns related to value became resolved and as trading increased in these securities. Unlike these other structured products, CDO tranches backed by bank trust preferred securities continue to have unresolved questions surrounding collateral behavior, specifically including, but not limited to, the future number, size and timing of bank failures, and of allowed deferrals and subsequent resumption of payment of contractual interest.

2)	Structural features of the collateral make these CDO tranches difficult for market participants to model. The first feature unique to bank CDOs is the interest deferral feature previously discussed. During the credit crisis starting in 2008, certain banks within our CDO pools have exercised this prerogative. The extent to which these deferrals either transition to default or alternatively come current prior to the five-year deadline is extremely difficult for market participants to assess. Our CDO pools include banks which first exercised this deferral option in the second quarter of 2008. At March 31, 2012, 45 banks in our CDO pools had come current after a period of deferral, while 224 were deferring, but remained within the allowed deferral period.

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

3)	Ratings are generally below-investment-grade for even some of the most senior tranches. Rating agency opinions can vary significantly on a CDO tranche. The presence of a below-investment-grade rating by even a single rating agency will severely limit the pool of buyers, which causes greater illiquidity and therefore most likely a higher implicit discount rate/lower price with regard to that CDO tranche.

4)	There is a lack of consistent disclosure by each CDO’s trustee of the identity of collateral issuers; in addition, complex structures make projecting tranche return profiles difficult for non-specialists in the product.

ZIONS BANCORPORATION AND SUBSIDIARIES

5)	At purchase, the expectation of cash flow variability was limited. As a result of the credit crisis, we have seen extreme variability of collateral performance both compared to expectations and between different pools.

Our ongoing review of these securities determined that OTTI should be recorded for the three months ended March 31, 2012.

Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Based on our review, no OTTI for these securities was recorded for the three months ended March 31, 2012.

Other asset-backed securities: Most of these CDO securities were purchased in 2009 from Lockhart at their carrying values and then adjusted to fair value. Certain of these CDOs consist of ABS CDOs (also known as diversified structured finance CDOs). Unrealized losses since acquisition were caused mainly by deterioration in collateral quality and widening of credit spreads for asset backed securities. Based on our review, no OTTI for these securities was recorded for the three months ended March 31, 2012.

OTTI – U.S. Government Agencies and Corporations

Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded for the three months ended March 31, 2012.

The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings:

	Three Months Ended			Three Months Ended
(In thousands)	March 31, 2012			March 31, 2011
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(6,126)	$(314,860)	$(320,986)	$(5,357)	$(335,682)	$(341,039)
Additions recognized in earnings during the period:
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [1]	–	(10,209)	(10,209)	–	(3,105)	(3,105)

Subtotal of amounts recognized in earnings	–	(10,209)	(10,209)	–	(3,105)	(3,105)
Reductions for securities sold during the period		16,853	16,853		26,434	26,434

Balance of credit-related OTTI at end of period	$(6,126)	$(308,216)	$(314,342)	$(5,357)	$(312,353)	$(317,710)

[1]	Relates to additional impairment on securities previously impaired.

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

For those securities with credit-related OTTI recognized in the statement of income for the three months ended March 31, 2012 and 2011, any amounts of noncredit-related OTTI recognized in OCI are related to AFS securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Nontaxable interest income on securities was $4.8 million and $5.8 million for the three months ended March 31, 2012 and 2011, respectively.

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended
	March 31, 2012		March 31, 2011
(In thousands)	Gross	Gross	Gross	Gross
	gains	losses	gains	losses

Investment securities:
Held-to-maturity	$49	$–	$46	$–
Available-for-sale	6,459	15,997	3,519	6,729
Other noninterest-bearing investments:
Nonmarketable equity securities	9,203	58	1,068	171

	15,711	16,055	4,633	6,900

Net losses		$(344)		$(2,267)

Statement of income information:
Net impairment losses on investment securities		$(10,209)		$(3,105)
Equity securities gains, net		9,145		897
Fixed income securities gains (losses), net		720		(59)

Net losses		$(344)		$(2,267)

Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Securities with a carrying value of $1.2 billion at March 31, 2012 and $1.5 billion at December 31, 2011 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

5.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans and Loans Held for Sale

Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	March 31, 2012	December 31, 2011

Loans held for sale	$184,579	$201,590

Commercial:
Commercial and industrial	$10,157,262	$10,334,858
Leasing	393,916	379,709
Owner occupied	7,886,448	8,158,556
Municipal	440,747	441,241

Total commercial	18,878,373	19,314,364

Commercial real estate:
Construction and land development	2,100,344	2,264,909
Term	8,069,966	7,883,434

Total commercial real estate	10,170,310	10,148,343

Consumer:
Home equity credit line	2,167,099	2,187,428
1-4 family residential	3,874,533	3,921,216
Construction and other consumer real estate	316,257	305,873
Bankcard and other revolving plans	273,591	291,018
Other	223,312	225,540

Total consumer	6,854,792	6,931,075

FDIC-supported loans	687,126	750,870

Total loans	$36,590,601	$37,144,652

FDIC-supported loans were acquired during 2009 and are indemnified by the Federal Deposit Insurance Corporation (“FDIC”) under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased credit-impaired loans accounted for at their carrying values rather than their outstanding balances. See subsequent discussion under Purchased Loans.

Loan balances are presented net of unearned income and fees, which amounted to $128.7 million at March 31, 2012 and $133.1 million at December 31, 2011.

Owner occupied and commercial real estate loans include unamortized premiums of approximately $69.2 million at March 31, 2012 and $73.4 million at December 31, 2011.

Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.

Loans with a carrying value of approximately $20.7 billion at March 31, 2012 and $21.1 billion at December 31, 2011 have been made available for pledging at the Federal Reserve and various Federal Home Loan Banks as collateral for current and potential borrowings.

We sold loans totaling $426 million and $458 million for the three months ended March 31, 2012 and 2011, respectively, that were previously classified as loans held for sale. Amounts added to loans held for sale during these periods were $408 million and $434 million. Income from loans sold, excluding servicing, for these same periods was $6.0 million and $3.1 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

For FDIC-supported loans purchased with evidence of credit deterioration, we determine the ALLL according to separate accounting guidance. The accounting for these loans, including the allowance calculation, is described in the Purchased Loans section following.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended March 31, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total

Allowance for loan losses:
Balance at beginning of period	$627,825	$275,546	$123,115	$23,472	$1,049,958
Additions:
Provision for loan losses	27,165	(12,139)	(48)	686	15,664
Adjustment for FDIC-supported loans				(1,057)	(1,057)
Deductions:
Gross loan and lease charge-offs	(33,477)	(27,011)	(17,009)	(2,517)	(80,014)
Recoveries	9,656	12,348	3,043	461	25,508

Net loan and lease charge-offs	(23,821)	(14,663)	(13,966)	(2,056)	(54,506)

Balance at end of period	$631,169	$248,744	$109,101	$21,045	$1,010,059

Reserve for unfunded lending commitments:
Balance at beginning of period	$77,232	$23,572	$1,618	$–	$102,422
Provision charged (credited) to earnings	(5,230)	2,227	(701)	–	(3,704)

Balance at end of period	$72,002	$25,799	$917	$–	$98,718

Total allowance for credit losses at end of period:
Allowance for loan losses	$631,169	$248,744	$109,101	$21,045	$1,010,059
Reserve for unfunded lending commitments	72,002	25,799	917	–	98,718

Total allowance for credit losses	$703,171	$274,543	$110,018	$21,045	$1,108,777

ZIONS BANCORPORATION AND SUBSIDIARIES

	$18,878,373	$18,878,373	$18,878,373	$18,878,373	$18,878,373
	Three Months Ended March 31, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total

Allowance for loan losses:
Balance at beginning of period	$761,107	$487,235	$154,326	$37,673	$1,440,341
Additions:
Provision for loan losses	(19,725)	61,862	15,956	1,907	60,000
Adjustment for FDIC-supported loans				(9,048)	(9,048)
Deductions:
Gross loan and lease charge-offs	(59,383)	(73,380)	(26,321)	(8,884)	(167,968)
Net charge-offs recoverable from FDIC				4,534	4,534
Recoveries	12,091	4,797	4,149	904	21,941

Net loan and lease charge-offs	(47,292)	(68,583)	(22,172)	(3,446)	(141,493)

Balance at end of period	$694,090	$480,514	$148,110	$27,086	$1,349,800

Reserve for unfunded lending commitments:
Balance at beginning of period	$83,352	$26,373	$1,983	$–	$111,708
Provision charged (credited) to earnings	(8,923)	(73)	(544)	–	(9,540)

Balance at end of period	$74,429	$26,300	$1,439	$–	$102,168

Total allowance for credit losses at end of period:
Allowance for loan losses	$694,090	$480,514	$148,110	$27,086	$1,349,800
Reserve for unfunded lending commitments	74,429	26,300	1,439	–	102,168

Total allowance for credit losses	$768,519	$506,814	$149,549	$27,086	$1,451,968

1 The Purchased Loans section following contains further discussion related to FDIC-supported loans.

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	$18,878,373	$18,878,373	$18,878,373	$18,878,373	$18,878,373
	March 31, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Individually evaluated for impairment	$31,115	$16,437	$9,634	$563	$57,749
Collectively evaluated for impairment	600,054	232,307	99,467	13,802	945,630
Purchased loans with evidence of credit deterioration	–	–	–	6,680	6,680

Total	$631,169	$248,744	$109,101	$21,045	$1,010,059

Outstanding loan balances:
Individually evaluated for impairment	$383,848	$572,479	$104,527	$2,086	$1,062,940
Collectively evaluated for impairment	18,494,525	9,597,831	6,750,265	581,369	35,423,990
Purchased loans with evidence of credit deterioration	–	–	–	103,671	103,671

Total	$18,878,373	$10,170,310	$6,854,792	$687,126	$36,590,601

ZIONS BANCORPORATION AND SUBSIDIARIES

	$18,878,373	$18,878,373	$18,878,373	$18,878,373	$18,878,373
	December 31, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total

Allowance for loan losses:
Individually evaluated for impairment	$11,456	$20,971	$8,995	$623	$42,045
Collectively evaluated for impairment	616,369	254,575	114,120	16,830	1,001,894
Purchased loans with evidence of credit deterioration	–	–	–	6,019	6,019

Total	$627,825	$275,546	$123,115	$23,472	$1,049,958

Outstanding loan balances:
Individually evaluated for impairment	$349,662	$668,022	$113,798	$2,701	$1,134,183
Collectively evaluated for impairment	18,964,702	9,480,321	6,817,277	637,962	35,900,262
Purchased loans with evidence of credit deterioration	–	–	–	110,207	110,207

Total	$19,314,364	$10,148,343	$6,931,075	$750,870	$37,144,652

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonaccrual loans are summarized as follows:

(In thousands)	March 31, 2012	December 31, 2011

Loans held for sale	$30	$18,216

Commercial:
Commercial and industrial	$149,337	$126,468
Leasing	1,343	1,546
Owner occupied	245,348	239,203
Municipal	–	–

Total commercial	396,028	367,217

Commercial real estate:
Construction and land development	147,640	219,837
Term	190,272	156,165

Total commercial real estate	337,912	376,002

Consumer:
Home equity credit line	17,425	18,376
1-4 family residential	86,910	90,857
Construction and other consumer real estate	8,060	12,096
Bankcard and other revolving plans	537	346
Other	2,641	2,498

Total consumer loans	115,573	124,173

FDIC-supported loans	22,623	24,267

Total	$872,136	$891,659

Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2012
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$184,579	$–	$–	$–	$184,579	$–	$30

Commercial:
Commercial and industrial	$10,005,362	$75,593	$76,307	$151,900	$10,157,262	$16,825	$64,254
Leasing	393,061	783	72	855	393,916	–	1,234
Owner occupied	7,679,180	81,076	126,192	207,268	7,886,448	13,837	101,876
Municipal	440,747	–	–	–	440,747	–	–

Total commercial	18,518,350	157,452	202,571	360,023	18,878,373	30,662	167,364

Commercial real estate:
Construction and land development	2,015,353	17,204	67,787	84,991	2,100,344	1,966	71,841
Term	7,921,052	49,320	99,594	148,914	8,069,966	3,182	78,243

Total commercial real estate	9,936,405	66,524	167,381	233,905	10,170,310	5,148	150,084

Consumer:
Home equity credit line	2,151,906	5,979	9,214	15,193	2,167,099	–	4,888
1-4 family residential	3,793,501	27,789	53,243	81,032	3,874,533	727	28,982
Construction and other consumer real estate	311,639	2,041	2,577	4,618	316,257	184	5,153
Bankcard and other revolving plans	269,570	2,227	1,794	4,021	273,591	1,451	179
Other	220,139	1,004	2,169	3,173	223,312	–	294

Total consumer loans	6,746,755	39,040	68,997	108,037	6,854,792	2,362	39,496

FDIC-supported loans	579,075	15,682	92,369	108,051	687,126	76,945	5,416

Total	$35,780,585	$278,698	$531,318	$810,016	$36,590,601	$115,117	$362,360

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$183,344	$–	$18,246	$18,246	$201,590	$30	$–

Commercial:
Commercial and industrial	$10,198,434	$62,153	$74,271	$136,424	$10,334,858	$4,966	$47,939
Leasing	377,914	1,634	161	1,795	379,709	–	1,319
Owner occupied	7,953,280	93,763	111,513	205,276	8,158,556	3,230	85,495
Municipal	441,241	–	–	–	441,241	–	–

Total commercial	18,970,869	157,550	185,945	343,495	19,314,364	8,196	134,753

Commercial real estate:
Construction and land development	2,137,544	21,562	105,803	127,365	2,264,909	2,471	107,991
Term	7,770,268	51,592	61,574	113,166	7,883,434	4,170	88,451

Total commercial real estate	9,907,812	73,154	167,377	240,531	10,148,343	6,641	196,442

Consumer:
Home equity credit line	2,169,190	8,669	9,569	18,238	2,187,428	–	5,542
1-4 family residential	3,846,012	18,985	56,219	75,204	3,921,216	2,833	32,067
Construction and other consumer real estate	294,371	5,008	6,494	11,502	305,873	136	4,773
Bankcard and other revolving plans	287,541	1,984	1,493	3,477	291,018	1,309	122
Other	221,575	1,995	1,970	3,965	225,540	–	372

Total consumer loans	6,818,689	36,641	75,745	112,386	6,931,075	4,278	42,876

FDIC-supported loans	634,113	27,791	88,966	116,757	750,870	74,611	6,812

Total	$36,331,483	$295,136	$518,033	$813,169	$37,144,652	$93,726	$380,883

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

For consumer loans, we generally assign internal risk grades similar to those described previously based on payment performance. These are generally assigned with either a Pass or Substandard grade and are reviewed as we identify information that might warrant an upgrade or downgrade.

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2012
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$183,963	$30	$586	$–	$184,579	$–

Commercial:
Commercial and industrial	$9,476,937	$272,739	$394,577	$13,009	$10,157,262
Leasing	381,236	4,601	8,079	–	393,916
Owner occupied	7,122,814	190,785	562,243	10,606	7,886,448
Municipal	425,387	15,360	–	–	440,747

Total commercial	17,406,374	483,485	964,899	23,615	18,878,373	$631,169

Commercial real estate:
Construction and land development	1,573,304	199,607	323,423	4,010	2,100,344
Term	7,271,226	256,897	534,762	7,081	8,069,966

Total commercial real estate	8,844,530	456,504	858,185	11,091	10,170,310	248,744

Consumer:
Home equity credit line	2,114,658	101	52,296	44	2,167,099
1-4 family residential	3,737,361	2,632	134,317	223	3,874,533
Construction and other consumer real estate	289,848	12,058	12,699	1,652	316,257
Bankcard and other revolving plans	261,711	3,593	8,287	–	273,591
Other	217,801	–	5,511	–	223,312

Total consumer loans	6,621,379	18,384	213,110	1,919	6,854,792	109,101
FDIC-supported loans	444,230	33,102	209,792	2	687,126	21,045

Total	$33,316,513	$991,475	$2,245,986	$36,627	$36,590,601	$1,010,059

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$182,626	$–	$18,964	$–	$201,590	$–

Commercial:
Commercial and industrial	$9,612,143	$271,845	$442,139	$8,731	$10,334,858
Leasing	362,711	5,878	11,120	–	379,709
Owner occupied	7,481,207	184,821	486,584	5,944	8,158,556
Municipal	425,807	15,434	–	–	441,241

Total commercial	17,881,868	477,978	939,843	14,675	19,314,364	$627,825

Commercial real estate:
Construction and land development	1,647,741	187,323	426,152	3,693	2,264,909
Term	7,243,678	196,377	437,390	5,989	7,883,434

Total commercial real estate	8,891,419	383,700	863,542	9,682	10,148,343	275,546

Consumer:
Home equity credit line	2,136,190	106	51,089	43	2,187,428
1-4 family residential	3,788,958	5,736	126,277	245	3,921,216
Construction and other consumer real estate	274,712	12,206	16,967	1,988	305,873
Bankcard and other revolving plans	278,767	3,832	8,419	–	291,018
Other	221,114	163	4,256	7	225,540

Total consumer loans	6,699,741	22,043	207,008	2,283	6,931,075	123,115
FDIC-supported loans	499,956	35,877	215,031	6	750,870	23,472

Total	$33,972,984	$919,598	$2,225,424	$26,646	$37,144,652	$1,049,958

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. If a nonaccrual loan has a balance greater than $1 million or if a loan is a troubled debt restructuring (“TDR”), including TDRs that subsequently default, we evaluate the loan for impairment and estimate a specific reserve for the loan for all portfolio segments under applicable accounting guidance. Smaller nonaccrual loans are pooled for ALLL estimation purposes.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three months ended March 31, 2012 and 2011:

	March 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Commercial:
Commercial and industrial	$232,638	$60,627	$116,854	$177,481	$24,219
Owner occupied	238,737	123,793	82,574	206,367	6,896

Total commercial	471,375	184,420	199,428	383,848	31,115

Commercial real estate:
Construction and land development	303,480	146,158	88,335	234,493	5,108
Term	404,556	200,648	137,338	337,986	11,329

Total commercial real estate	708,036	346,806	225,673	572,479	16,437

Consumer:
Home equity credit line	1,178	376	710	1,086	147
1-4 family residential	111,985	47,497	46,472	93,969	8,726
Construction and other consumer real estate	8,518	2,551	4,257	6,808	710
Other	2,685	1,223	1,441	2,664	51

Total consumer loans	124,366	51,647	52,880	104,527	9,634

FDIC-supported loans	237,124	25,888	79,869	105,757	7,243

Total	$1,540,901	$608,761	$557,850	$1,166,611	$64,429

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized

Commercial:
Commercial and industrial	$178,428	$888		$210,610	$563
Owner occupied	204,469	600		321,311	686
Municipal	–	–		1,983	–

Total commercial	382,897	1,488		533,904	1,249

Commercial real estate:
Construction and land development	257,194	1,562		583,756	1,424
Term	346,399	1,973		416,262	1,759

Total commercial real estate	603,593	3,535		1,000,018	3,183

Consumer:
Home equity credit line	1,280	1		1,956	–
1-4 family residential	93,838	320		108,476	481
Construction and other consumer real estate	8,261	42		15,986	10
Bankcard and other revolving plans	–	–		52	–
Other	2,771	–		3,725	–

Total consumer loans	106,150	363		130,195	491

FDIC-supported loans	110,574	8,859	[1]	177,961	14,286	[1]

Total	$1,203,214	$14,245		$1,842,078	$19,209

[1]	The balance of interest income recognized results primarily from accretion of interest income on impaired FDIC-supported loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Commercial:
Commercial and industrial	$212,263	$69,492	$66,438	$135,930	$6,373
Owner occupied	258,173	135,555	78,177	213,732	5,083

Total commercial	470,436	205,047	144,615	349,662	11,456

Commercial real estate:
Construction and land development	405,499	178,113	136,634	314,747	8,925
Term	414,998	187,345	165,930	353,275	12,046

Total commercial real estate	820,497	365,458	302,564	668,022	20,971

Consumer:
Home equity credit line	1,955	384	1,469	1,853	411
1-4 family residential	116,498	58,392	39,960	98,352	7,555
Construction and other consumer real estate	13,340	4,537	6,188	10,725	1,026
Bankcard and other revolving plans	–	–	–	–	–
Other	2,889	2,840	28	2,868	3

Total consumer loans	134,682	66,153	47,645	113,798	8,995

FDIC-supported loans	353,195	47,736	65,188	112,924	6,642

Total	$1,778,810	$684,394	$560,012	$1,244,406	$48,064

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

ZIONS BANCORPORATION AND SUBSIDIARIES

or equal to the rate the bank is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms.

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following table. This information reflects all TDRs at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total

Accruing
Commercial:
Commercial and industrial	$288	$5,988	$–	$3,831	$28,663	$20,615	$59,385
Owner occupied	1,334	14,560	–	5,739	4,350	10,354	36,337

Total commercial	1,622	20,548	–	9,570	33,013	30,969	95,722

Commercial real estate:
Construction and land development	1,055	32,561	–	–	28,557	27,881	90,054
Term	1,897	22,803	3,011	24,879	23,922	88,933	165,445

Total commercial real estate	2,952	55,364	3,011	24,879	52,479	116,814	255,499

Consumer:
Home equity credit line	194	–	–	–	–	28	222
1-4 family residential	2,297	1,945	1,065	–	6,269	36,002	47,578
Construction and other consumer real estate	159	411	–	–	654	1,309	2,533

Total consumer loans	2,650	2,356	1,065	–	6,923	37,339	50,333

Total accruing	7,224	78,268	4,076	34,449	92,415	185,122	401,554

Nonaccruing
Commercial:
Commercial and industrial	3,227	6,126	4,654	588	15,318	13,870	43,783
Leasing	–	–	–	–	–	249	249
Owner occupied	5,487	1,152	700	9,035	10,248	17,094	43,716

Total commercial	8,714	7,278	5,354	9,623	25,566	31,213	87,748

Commercial real estate:
Construction and land development	24,970	8,906	11	–	16,092	32,136	82,115
Term	4,583	44	–	4,884	20,072	55,454	85,037

Total commercial real estate	29,553	8,950	11	4,884	36,164	87,590	167,152

Consumer:
Home equity credit line	–	–	–	–	–	64	64
1-4 family residential	1,368	83	312	–	951	15,721	18,435
Construction and other consumer real estate	16	1,874	–	–	–	1,380	3,270

Total consumer loans	1,384	1,957	312	–	951	17,165	21,769

Total nonaccruing	39,651	18,185	5,677	14,507	62,681	135,968	276,669

Total	$46,875	$96,453	$9,753	$48,956	$155,096	$321,090	$678,223

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total

Accruing
Commercial:
Commercial and industrial	$302	$7,727	$–	$1,955	$27,370	$4,517	$41,871
Owner occupied	1,875	15,224	37	1,008	5,504	20,449	44,097

Total commercial	2,177	22,951	37	2,963	32,874	24,966	85,968

Commercial real estate:
Construction and land development	644	33,284	565	–	28,911	34,862	98,266
Term	2,738	33,885	3,027	23,640	54,031	95,868	213,189

Total commercial real estate	3,382	67,169	3,592	23,640	82,942	130,730	311,455

Consumer:
Home equity credit line	–	–	–	–	32	–	32
1-4 family residential	3,270	1,663	525	–	6,103	34,839	46,400
Construction and other consumer real estate	166	1,444	–	–	635	1,981	4,226
Other	–	28	–	–	–	–	28

Total consumer loans	3,436	3,135	525	–	6,770	36,820	50,686

Total accruing	8,995	93,255	4,154	26,603	122,586	192,516	448,109

Nonaccruing
Commercial:
Commercial and industrial	3,526	6,094	–	1,429	8,384	10,202	29,635
Owner occupied	4,464	1,101	715	6,575	17,070	10,300	40,225

Total commercial	7,990	7,195	715	8,004	25,454	20,502	69,860

Commercial real estate:
Construction and land development	15,088	3,348	19	2,060	7,441	94,502	122,458
Term	3,445	50	–	4,250	4,724	65,316	77,785

Total commercial real estate	18,533	3,398	19	6,310	12,165	159,818	200,243

Consumer:
Home equity credit line	195	–	–	–	253	69	517
1-4 family residential	1,386	85	939	718	1,391	18,476	22,995
Construction and other consumer real estate	18	1,837	–	–	–	355	2,210

Total consumer loans	1,599	1,922	939	718	1,644	18,900	25,722

Total nonaccruing	28,122	12,515	1,673	15,032	39,263	199,220	295,825

Total	$37,117	$105,770	$5,827	$41,635	$161,849	$391,736	$743,934

[1]

Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.

Unused commitments to extend credit on TDRs amounted to approximately $13 million at March 31, 2012 and $9 million at December 31, 2011.

The total recorded investment of all TDRs in which interest rates were modified below market was $183.8 million at March 31, 2012 and $269.9 million at December 31, 2011. These loans are included in the previous table in the columns for interest rate below market and multiple modification types.

ZIONS BANCORPORATION AND SUBSIDIARIES

The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In thousands)	Three Months Ended March 31, 2012	Year Ended December 31, 2011

Commercial:
Commercial and industrial	$(15)	$(46)
Owner occupied	(377)	(1,650)

Total commercial	(392)	(1,696)

Commercial real estate:
Construction and land development	(219)	(244)
Term	(1,546)	(7,096)

Total commercial real estate	(1,765)	(7,340)

Consumer:
Home equity credit line	(15)	–
1-4 family residential	(3,849)	(10,188)
Construction and other consumer real estate	(108)	(406)

Total consumer loans	(3,972)	(10,594)

Total decrease to interest income	$(6,129)[1]	$(19,630)[1]

[1]	Calculated based on the difference between the modified rate and the pre-modified rate applied to the recorded investment.

On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.

The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period (and are still in default at period-end) and are within 12 months or less of being modified as TDRs is as follows:

(In thousands)	March 31, 2012			December 31, 2011
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total

Commercial:
Commercial and industrial	$–	$249	$249	$35	$1,700	$1,735
Owner occupied	–	1,314	1,314	–	441	441

Total commercial	–	1,563	1,563	35	2,141	2,176

Commercial real estate:
Construction and land development	–	–	–	–	11,667	11,667
Term	–	1,555	1,555	–	5,971	5,971

Total commercial real estate	–	1,555	1,555	–	17,638	17,638

Consumer:
1-4 family residential	–	526	526	–	2,745	2,745

Total consumer loans	–	526	526	–	2,745	2,745

Total	$–	$3,644	$3,644	$35	$22,524	$22,559

Note: Total loans modified as TDRs during the 12 months previous to March 31, 2012 were $276.2 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

Concentrations of Credit Risk

We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to an individual borrower or group(s) of borrowers as a result of any concentrations of credit risk. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. Our analysis as of March 31, 2012 concluded that no significant exposure exists from such credit risks. See Note 6 for a discussion of counterparty risk associated with the Company’s derivative transactions.

Purchased Loans

Background and Accounting

We purchase loans in the ordinary course of business and account for them and the related interest income based on their performing status at the time of acquisition. Purchased credit-impaired (“PCI”) loans have evidence of credit deterioration at the time of acquisition and it is probable that not all contractual payments will be collected. Interest income for PCI loans is accounted for on an expected cash flow basis. Certain other loans acquired by the Company that are not credit-impaired include loans with revolving privileges and are excluded from the PCI tabular disclosures following. Interest income for these loans is accounted for on a contractual cash flow basis. Certain acquired loans with similar characteristics such as risk exposure, type, size, etc., are grouped and accounted for in loan pools.

CB&T and NSB acquired failed banks from the FDIC as receiver and entered into loss sharing agreements with the FDIC for the acquired loans and foreclosed assets. The FDIC assumes 80% of credit losses up to a threshold specified for each acquisition and 95% above the threshold for a period of up to ten years. The loans acquired from the FDIC are presented separately in the Company’s balance sheet as “FDIC-supported loans,” and include both PCI and certain other acquired loans.

During the first quarter of 2011, certain FDIC-supported loans charged off at the time of acquisition were determined to be covered by the FDIC loss sharing agreement. The FDIC remitted $18.9 million to the Company, which was recognized in other noninterest income.

Upon acquisition, in accordance with applicable accounting guidance, the acquired loans were recorded at their fair value without a corresponding ALLL. The acquired foreclosed assets and subsequent real estate foreclosures were included with other real estate owned (“OREO”) in the balance sheet and amounted to $28.9 million at March 31, 2012 and $24.3 million at December 31, 2011.

ZIONS BANCORPORATION AND SUBSIDIARIES

Outstanding Balances and Accretable Yield

The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	March 31, 2012	December 31, 2011

Commercial	$307,357	$321,515
Commercial real estate	486,519	556,197
Consumer	50,496	57,391

Outstanding balance	$844,372	$935,103

Carrying amount	$619,664	$672,159
ALLL	19,729	21,604

Carrying amount, net	$599,935	$650,555

At the time of acquisition of PCI loans, we determine the loan’s contractually required payments in excess of all cash flows expected to be collected as an amount that should not be accreted (nonaccretable difference). With respect to the cash flows expected to be collected, the portion representing the excess of the loan’s expected cash flows over our initial investment (accretable yield) is accreted into interest income on a level yield basis over the remaining expected life of the loan or pool of loans. The effects of estimated prepayments are considered in estimating the expected cash flows.

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were approximately $39.4 million at March 31, 2012 and $42.6 million at December 31, 2011.

Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended March 31,
	2012	2011

Balance at beginning of period	$184,679	$277,005
Accretion	(21,533)	(31,443)
Reclassification from nonaccretable difference	13,869	23,392
Disposals and other	(3,011)	2,782

Balance at end of period	$174,004	$271,736

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ALLL Determination

For all acquired loans, the ALLL is only established for credit deterioration subsequent to the date of acquisition and represents our estimate of the inherent losses in excess of the book value of acquired loans. The ALLL for acquired loans is determined without giving consideration to the amounts recoverable from the FDIC through loss sharing agreements. These amounts recoverable are separately accounted for in the FDIC indemnification asset (“IA”) and are thus presented “gross” in the balance sheet. The FDIC IA is included in other assets in the balance sheet and is discussed subsequently. The ALLL is included in the overall ALLL in the balance sheet. The provision for loan losses is reported net of changes in the amounts recoverable under the loss sharing agreements.

During the three months ended March 31, 2012 and 2011, we adjusted the ALLL for acquired loans by recording a (decrease) increase on an adjusted gross basis to the provision for loan losses of $(0.4) million in 2012 and $1.9 million in 2011. These amounts are net of the ALLL reversals due to increases in estimated cash flows which are discussed subsequently. As separately discussed and in accordance with the loss sharing agreements, portions of the increases to the provision are recoverable from the FDIC and comprise part of the FDIC IA. Charge-offs, net of recoveries and before FDIC indemnification, were $1.1 million and $3.4 million for the three months ended March 31, 2012 and 2011, respectively.

Changes in the provision for loan losses and related ALLL are driven in large part by the same factors discussed previously for the changes in reclassification from nonaccretable difference to accretable yield.

Changes in Cash Flow Estimates

Over the life of the loan or loan pool, we continue to estimate cash flows expected to be collected. We evaluate at the balance sheet date whether the estimated present value of these loans using the effective interest rates has decreased below their carrying value, and if so, we record a provision for loan losses. The present value of any subsequent increase in these loans’ actual or expected cash flows is used first to reverse any existing ALLL. For the three months ended March 31, 2012 and 2011, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $2.7 million and $4.2 million, respectively.

For loans or loan pools with no remaining ALLL, or where an ALLL was never established, that have increases in cash flows expected to be collected, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Any related decrease to the FDIC IA is recorded through a charge to other noninterest expense.

The impact of increased cash flows for acquired loans with no ALLL was approximately $13.2 million and $19.2 million of additional interest income for the three months ended March 31, 2012 and 2011, respectively, and $10.0 million and $13.1 million of additional noninterest expense for the three months ended March 31, 2012 and 2011, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Changes in the FDIC IA were as follows:

(In thousands)	Three Months Ended March 31,
	2012	2011

Balance at beginning of period	$133,810	$195,516
Amounts filed with the FDIC and collected or in process	(1,293)	(6,507)
Net change in asset balance due to reestimation of projected cash flows [1]	(11,185)	(16,839)

Balance at end of period	$121,332	$172,170

Note: Beginning in the latter half of 2011, the FDIC changed its reimbursement process to require that submitted expenses must be paid, not just incurred, to qualify for reimbursement.

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

We record all derivatives on the balance sheet at fair value. Note 9 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to manage the exposure to credit risk, which can include total return swaps, are considered credit derivatives. When put in place after purchase of the asset(s) to be protected, these derivatives generally may not be designated as accounting hedges. See discussion following regarding the total return swap and estimation of its fair value.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information with respect to notional amounts and recorded gross fair values at March 31, 2012 and December 31, 2011, and the related gain (loss) of derivative instruments for the three months ended March 31, 2012 and 2011 is summarized as follows:

	March 31, 2012			December 31, 2011
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities

Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$200,000	$4,779	$–	$335,000	$7,341	$–

Total derivatives designated as hedging instruments	200,000	4,779	–	335,000	7,341	–

Derivatives not designated as hedging instruments
Interest rate swaps	120,238	1,697	1,712	145,388	1,952	1,977
Interest rate swaps for customers [2]	2,573,092	74,419	77,965	2,638,601	82,648	87,363
Basis swaps	–	–	–	85,000	3	11
Futures contracts	3,000	–	–	–	–	–
Options contracts	–	–	–	1,700,000	11	–
Total return swap	1,159,686	–	5,218	1,159,686	–	5,422

Total derivatives not designated as hedging instruments	3,856,016	76,116	84,895	5,728,675	84,614	94,773

Total derivatives	$4,056,016	$80,895	$84,895	$6,063,675	$91,955	$94,773

	Three Months Ended March 31, 2012					Three Months Ended March 31, 2011
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$211	$5,294				$18	$12,440
Interest rate floors	–	–				4	797

	211	5,294	[3]	$–		22	13,237	[3]	$–

Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt					$750					$719

Total derivatives designated as hedging instruments	211	5,294		–	750	22	13,237		–	719

Derivatives not designated as hedging instruments
Interest rate swaps				(132)					(63)
Interest rate swaps for customers [2]				1,390					1,532
Energy commodity swaps for customers [2]				–					56
Basis swaps				18					87
Futures contracts				(24)					(759)
Options contracts				–					1,023
Total return swap				(5,450)					–

Total derivatives not designated as hedging instruments				(4,198)					1,876

Total derivatives	$211	$5,294		$(4,198)	$750	$22	$13,237		$1,876	$719

Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
[2]	Amounts include both the customer swaps and the offsetting derivative contracts.

ZIONS BANCORPORATION AND SUBSIDIARIES

[3]	Amounts for the three months ended March 31, 2012 and 2011 of $5,294 and $13,237, respectively, are the amounts of reclassification to earnings presented in the tabular changes of AOCI in Note 7.

At March 31, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $3.5 million and $(0.1) million in 2012, and $2.7 million and $(0.1) million in 2011, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

Fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) have been offset against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. In the balance sheet, cash collateral was used to reduce recorded amounts of derivative assets and liabilities by $0 and $2.1 million at March 31, 2012, and $0 and $1.9 million at March 31, 2011, respectively.

We offer to our customers interest rate swaps to assist them in managing their exposure to fluctuating interest rates. Previously, we also offered energy commodity swaps. Upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivative contracts, such that the Company minimizes its net risk exposure resulting from such transactions. Fee income from customer swaps is included in other service charges, commissions and fees. As with other derivative instruments, we have credit risk for any nonperformance by counterparties.

Options contracts were used to economically hedge certain interest rate exposures of previously used Eurodollar futures contracts. All of these contracts expired during the first quarter of 2012.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized to interest income or expense over the period to their previously stated maturity dates.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following March 31, 2012, we estimate that an additional $9 million will be reclassified.

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

The fair value of the TRS derivative liability was $5.2 million at March 31, 2012 and $5.4 million at December 31, 2011.

Both the fair values of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. The period that we are unable to cancel the transaction has shortened to

ZIONS BANCORPORATION AND SUBSIDIARIES

and will remain at one calendar quarter. Accordingly, absent major changes in these projected cash flows, we expect the value of the TRS liability to continue to approximate its March 31, 2012 fair value. We expect to incur subsequent net quarterly costs of approximately $5.3 million under the TRS, including related interest rate swaps and scheduled payments of interest on the underlying CDOs, as long as the TRS remains in place for this CDO portfolio. Our estimated quarterly expense amount would be impacted by, among other things, changes in the composition of the CDO portfolio included in the transaction and changes over time in the forward London Interbank Offered Rate (“LIBOR”) rate curve. The Company’s costs are also subject to adjustment in the event of future changes in regulatory requirements applicable to DB if we do not then elect to terminate the transaction. Termination by the Company for such regulatory changes applicable to DB will result in no payment by the Company.

At March 31, 2012, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

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

TARP Redemption

On March 28, 2012, we redeemed $700 million of the $1.4 billion Series D Fixed-Rate Cumulative Perpetual Preferred Stock issued to the U.S. Department of the Treasury under its Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The redemption was made following notification from the Federal Reserve Board (“FRB”) on March 13, 2012 that it does not object to the capital actions proposed in our Capital Plan submitted under the FRB’s 2012 Capital Plan Review.

Among other things, our Capital Plan includes the following provisions: (1) completing the entire redemption in 2012 of our TARP preferred stock with the second $700 million installment contingent upon specified conditions requiring regulatory approval, including Parent liquidity and other requirements; (2) issuing a total of $600 million in senior debt (see debt issuances discussion following; a total of $400 million has been issued as of May 1, 2012); (3) redeeming on a timely basis the Company’s $254.9 million variable rate senior medium-term notes due at maturity in June 2012; and (4) not changing in 2012 the current common stock dividend of $0.01 per share per quarter. There is no requirement to issue common or preferred equity. See subsequent discussion regarding the issuance of Series F preferred stock and the redemption of Series E preferred stock.

The TARP redemption accelerated the amortization of approximately $19.6 million of unamortized discount. This discount was based on the fair value originally estimated for the common stock warrant associated with the TARP preferred stock issuance. The discount was being accreted to preferred stock over five years using

ZIONS BANCORPORATION AND SUBSIDIARIES

the interest method with a corresponding adjustment to preferred stock dividends. During the three months ended March 31, 2012, preferred stock and preferred stock dividends were increased by this accelerated amortization and preferred stock was reduced by $700 million.

Debt Issuances

On March 27, 2012, we issued $300 million of 4.5% senior unsecured medium-term notes due March 27, 2017. The notes were sold at a price of 94.25% through an online modified Dutch auction administered by Zions Direct. Net of commissions and fees, the net proceeds to the Company were $280.5 million.

On May 1, 2012, we issued an additional $100 million of the 4.5% senior notes at a price of 100.25% through a similar auction process administered by Zions Direct. Net proceeds to the Company were $99.9 million.

During the three months ended March 31, 2012, we issued a short-term senior medium-term note of $5.0 million and a long-term senior medium-term note of $50.0 million. The short-term note matures March 2013 at an interest rate of 2.0%. The long-term note matures February 2014 at an interest rate of 3.5%. During this same period, we redeemed at maturity the same total of these notes, which were both short-term senior medium term notes.

Subordinated Debt Conversions

During the three months ended March 31, 2012, $29.8 million of convertible subordinated debt was converted into depositary shares each representing a 1/40th interest in a share of the Company’s preferred stock. This conversion added 29,404 shares of Series C and 370 shares of Series A to the Company’s preferred stock. In connection with this conversion, the $34.8 million added to preferred stock included the transfer from common stock of $5.1 million of the intrinsic value of the beneficial conversion feature. The amount of this conversion feature was included with common stock at the time of the debt modification. The remaining balance in common stock of this conversion feature was approximately $86.8 million at March 31, 2012. Accelerated discount amortization on the converted debt increased interest expense for the three months ended March 31, 2012 by approximately $12.2 million. At March 31, 2012, the balance at par of the convertible subordinated debt was $517.6 million and the remaining balance of the convertible debt discount was $200.8 million.

As of April 18, 2012, holders of approximately $50.2 million of subordinated convertible notes elected to convert their debt into depositary shares of the Company’s preferred stock. This anticipated conversion will add 50,192 shares of Series C to the Company’s preferred stock.

Preferred Stock Issuance and Redemption

On May 7, 2012, we sold $143.75 million of Series F Fixed-Rate Non-Cumulative Perpetual Preferred Stock through an online auction. The issuance was in the form of depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. The shares are registered with the SEC and qualify as Tier 1 capital. Dividends are paid at a fixed rate of 7.9% on the 15th day of March, June September, and December. We intend to use the proceeds to redeem on the June 15, 2012 call date all of our Series E preferred stock that had been issued for $142.5 million at a fixed dividend rate of 11%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) are summarized as follows:

(In thousands)	Net unrealized gains (losses) on investments and retained interests	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total

Three Months Ended March 31, 2012:

Balance at December 31, 2011	$(546,763)	$9,404	$(54,725)	$(592,084)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains, net of income tax expense of $13,967	22,614			22,614
Reclassification for net losses included in earnings, net of income tax benefit of $3,691	5,798			5,798
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $3,085	(4,980)			(4,980)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $102	165			165
Net unrealized losses, net of reclassification to earnings of $5,294 and income tax benefit of $2,004		(3,080)		(3,080)

Other comprehensive income (loss)	23,597	(3,080)	–	20,517

Balance at March 31, 2012	$(523,166)	$6,324	$(54,725)	$(571,567)

Three Months Ended March 31, 2011:

Balance at December 31, 2010	$(456,264)	$30,702	$(35,734)	$(461,296)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $19,677	(31,788)			(31,788)
Reclassification for net losses included in earnings, net of income tax benefit of $1,210	1,954			1,954
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $16	26			26
Net unrealized losses, net of reclassification to earnings of $13,237 and income tax benefit of $5,156		(8,059)		(8,059)

Other comprehensive loss	(29,808)	(8,059)	–	(37,867)

Balance at March 31, 2011	$(486,072)	$22,643	$(35,734)	$(499,163)

8.	INCOME TAXES

The income tax expense rate for the three months ended March 31, 2012 was benefited by the nontaxability of certain income items. The income tax expense rate for the three months ended March 31 was more impacted in 2011 than in 2012 by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock.

The balance of net deferred tax assets was approximately $476 million at March 31, 2012 and $509 million at December 31, 2011. We evaluate the net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of March 31, 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

9.	FAIR VALUE

Fair Value Measurements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This new accounting guidance under ASC 820, Fair Value Measurement, provides convergence to IFRS and amends fair value measurement and disclosure guidance. Among other things, new disclosures are required for qualitative information and sensitivity analysis regarding Level 3 measurements. We adopted this new guidance effective January 1, 2012 as required and have incorporated it into the following disclosures.

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

We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for AFS and trading investment securities; private equity investments; securities sold, not yet purchased; and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or market accounting or when adjusting carrying values, such as for loans held for sale, impaired loans, and OREO. Fair value is also used when evaluating impairment on certain assets, including HTM and AFS securities, goodwill, core deposit and other intangibles, long-lived assets, and for disclosures of certain financial instruments.

Utilization of Third Party Service Providers

We use third party service providers and a licensed internal third party model to estimate fair value for certain of our AFS securities as follows:

For AFS Level 2 securities, we use a third party pricing service to provide pricing, if available, for securities in the following reporting categories: U.S. Treasury, agencies and corporations (except

ZIONS BANCORPORATION AND SUBSIDIARIES

Federal Agricultural Mortgage Corporation (“FAMC”) securities); municipal securities; trust preferred – banks and insurance; and other (including ABS CDOs). At March 31, 2012, the fair value of AFS Level 2 securities for which we obtained pricing from the third party pricing service in these reporting categories amounted to approximately $1.9 billion of the $2.0 billion total of AFS Level 2 securities.

For AFS Level 3 securities, we use other third party service providers to provide pricing, if available, for securities in the following reporting categories: trust preferred – banks and insurance, trust preferred – real estate investment trusts, auction rate, and other (including ABS CDOs). At March 31, 2012, the fair value of AFS Level 3 securities for which we obtained pricing from these third party service providers in these reporting categories amounted to approximately $88 million of the $1.1 billion total of AFS Level 3 securities. In addition, the fair values for approximately $914 million at March 31, 2012 of our AFS Level 3 securities were determined utilizing a licensed internal third party model. See “trust preferred CDO internal model” discussed subsequently.

Fair values of the remaining AFS Level 2 and Level 3 securities not valued by pricing from third party services or the licensed internal third party model were determined by us using market corroborative data. At March 31, 2012, the Level 2 securities consisted of approximately $139 million of FAMC securities and $5 million of mutual funds and stock, and the Level 3 securities consisted of $17 million of municipal securities and $31 million of ABS CDOs. Estimation of the fair values of the FAMC securities included the use of a standard mortgage pass-through calculator that incorporates discounted cash flows, while the municipal securities included the use of a standard form discounted cash flow model with certain inputs adjusted for market conditions.

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

Because of the timeliness of our involvement, the ongoing exchange of market information, and our agreement on input assumptions, we do not adjust prices from our third party service providers. The procedures discussed previously help ensure that the fair value information received was determined in accordance with applicable accounting guidance.

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

Municipal Securities

Valuation inputs under Level 2 utilized by the third party service provider are discussed previously. We may also include reported trades and material event notices from the Municipal Securities Rulemaking Board, plus new issue data. Municipal securities under Level 3 are fair valued similar to the auction rate securities.

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

We use a floor PD of 30 basis points (“bps”) for years one through five for collateral where the higher of the one-year PDs from our ratio based approach and those from the third party proprietary reduced form model would be lower. The short-term 30 bps PD is similar to the PD we would apply if we had direct lending exposures to CDO pool collateral. We use a floor PD of 48 bps each year from years two to five smoothing the step-up to reach a 65 bps minimum PD for year six. We utilize a minimum PD for years six to maturity of 65 bps for bank collateral.

The resulting five-year PDs at March 31, 2012 ranged from 100% for the “worst” deferring banks to 2.18% for the “best” deferring banks. The weighted average assumed loss rate on deferring collateral was 26% at both March 31, 2012 and December 31, 2011. This loss rate is calculated as a percentage of the par amount of deferring collateral within a pool that is expected to default prior to the end of a five-year deferral period. The model includes the expectation that deferrals that do not default will pay their contractually required back interest and return to a current status at the end of five years. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO.

We utilize a present value technique to identify both the OTTI present in the CDO tranches and to estimate fair value. To determine the credit-related portion of OTTI in accordance with applicable accounting guidance, we use the security specific effective interest rate when estimating the present value of cash flows. We discount the credit-adjusted cash flow of each CDO tranche at a tranche-specific discount rate which reflects the risk that the actual cash flow may vary from the expected

ZIONS BANCORPORATION AND SUBSIDIARIES

credit-adjusted cash flow for that CDO tranche. This rate is consistent with market participants’ assumptions, which include market illiquidity, and is applied to credit adjusted cash flows. We follow applicable guidance on illiquid markets such that risk premiums should be reflective of an orderly transaction between market participants under current market conditions. Because these securities are not traded on exchanges and trading prices are not posted on the TRACE® system (Trade Reporting and Compliance Engine®), we also seek information from market participants to obtain trade price information.

The discount rate assumption used for valuation purposes for each CDO tranche is derived from trading yields on publicly traded trust preferred securities and projected PDs on the underlying issuers as well as observed trades in our CDO tranches in accordance with applicable accounting guidance. The data set generally includes one or more publicly-traded trust preferred securities in deferral with regard to the payment of current interest and observed trades in our CDO tranches which appeared to be either orderly (that is, not distressed or forced); or whose orderliness could not be definitively refuted. Trading data is generally limited to a single transaction in each of several of our original AAA-rated tranches and several of our original A-rated tranches. The effective yields on the securities are then used to determine a relationship between the effective yield and expected loss. Expected loss for this purpose is a measure of the variability of cash flows from the mean estimate of cash flow across all Monte Carlo simulations. This relationship is then considered along with other third party or market data in order to identify appropriate discount rates to be applied to the CDOs.

Our March 31, 2012 valuations for bank and insurance tranches utilized a discount rate range of LIBOR + 3.75% for the highest quality/most over-collateralized insurance-only tranches and LIBOR + 33.9% for the lowest credit quality tranche, which included bank collateral, in order to reflect market level assumptions for structured finance securities. For tranches that include bank collateral, the discount rate was at least LIBOR + 6.3% for the highest quality/most over-collateralized tranches. These discount rates are applied to already credit-adjusted cash flows for each tranche. The range of the projected cumulative credit loss of the CDO pools varies extensively across pools, and at March 31, 2012, ranged between 11.7% and 66.2%.

CDO tranches with greater uncertainty in their cash flows are discounted at higher rates than those that market participants would use for tranches with more stable expected cash flows (e.g., as a result of more subordination and/or better credit quality in the underlying collateral). The high end of the discount rate spectrum was applied to tranches in which minor changes in default assumption timing produced substantial deterioration in tranche cash flows. These discount rates are applied to credit-adjusted cash flows, which constitute each tranche’s expected cash flows; discount rates are not applied to a hypothetical contractual cash flow.

At March 31, 2012, the discount rates utilized for fair value purposes for tranches that include bank collateral were:

1)	LIBOR + 6.3% to 7.3% and averaged LIBOR + 6.5% for first priority original AAA-rated bonds;

2)	LIBOR + 6.3% to 8.3% and averaged LIBOR + 6.8% for lower priority original AAA-rated bonds;

3)	LIBOR + 6.7% to 30.2% and averaged LIBOR + 15.7% for original A-rated bonds; and

4)	LIBOR + 13.9% to 33.9% and averaged LIBOR + 28.6% for original BBB-rated bonds.

Accordingly, the wide difference between the effective interest rate used in the determination of the credit component of OTTI and the discount rate on the CDOs used in the determination of fair value

ZIONS BANCORPORATION AND SUBSIDIARIES

results in the unrealized losses. The discount rate used for fair value purposes significantly exceeds the effective interest rate for the CDOs. The differences average approximately 6% for the original AAA-rated CDO tranches, 14% for the original A-rated CDO tranches, and 26% for the original BBB-rated CDO tranches. With the exception of certain of the most senior CDOs, most of the principal payments are not expected prior to the final maturity date, which is generally 2029 or later. High market discount rates and the long maturities of the CDO tranches result in full principal repayment contributing little to CDO tranche fair values.

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

Auction Rate Securities

Our market approach methodology includes various data inputs, including AAA municipal and corporate bond yield curves, credit ratings and leverage of each closed-end fund, and market yields for municipal bonds and commercial paper.

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

Derivatives

Derivatives are fair valued according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts that have been fair valued under Level 1 because they are traded in active markets. OTC derivatives, including those for customers, consist of interest rate swaps and options. These derivatives are fair valued under Level 2 using third party services. Observable market inputs include yield curves (the LIBOR swap curve and applicable basis swap curves), foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as appropriate to the total expected exposure of the derivative. Amounts disclosed in the following schedules differ from the presentation in Note 6 in that they include the foreign currency exchange contracts and are presented net of cash collateral offsets. The estimation of fair value of the total return swap is discussed in Note 6.

ZIONS BANCORPORATION AND SUBSIDIARIES

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

Quantitative Disclosure of Fair Value Measurements

Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	March 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$3,102	$1,879,900		$1,883,002
Municipal securities		102,431	$17,109	119,540
Asset-backed securities:
Trust preferred – banks and insurance		359	935,870	936,229
Trust preferred – real estate investment trusts			16,000	16,000
Auction rate			40,873	40,873
Other (including ABS CDOs)		6,338	40,322	46,660
Mutual funds and stock	175,284	5,498		180,782

	178,386	1,994,526	1,050,174	3,223,086
Trading account		19,033		19,033
Other noninterest-bearing investments:
Private equity		5,348	134,746	140,094
Other assets:
Derivatives:
Interest rate related and other		7,075		7,075
Interest rate swaps for customers		74,419		74,419
Foreign currency exchange contracts	4,140			4,140

	4,140	81,494		85,634

	$182,526	$2,100,401	$1,184,920	$3,467,847

LIABILITIES
Securities sold, not yet purchased	$41,743	$5,661		$47,404
Other liabilities:
Derivatives:
Interest rate related and other		–		–
Interest rate swaps for customers		77,576		77,576
Foreign currency exchange contracts	3,339			3,339
Total return swap			$5,218	5,218

	3,339	77,576	5,218	86,133
Other			205	205

	$45,082	$83,237	$5,423	$133,742

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$3,103	$1,874,010		$1,877,113
Municipal securities		104,787	$17,381	122,168
Asset-backed securities:
Trust preferred – banks and insurance		354	929,356	929,710
Trust preferred – real estate investment trusts			18,645	18,645
Auction rate			70,020	70,020
Other (including ABS CDOs)		6,826	43,546	50,372
Mutual funds and stock	156,829	5,938		162,767

	159,932	1,991,915	1,078,948	3,230,795
Trading account		40,273		40,273
Other noninterest-bearing investments:
Private equity		5,339	128,348	133,687
Other assets:
Derivatives:
Interest rate related and other		9,560		9,560
Interest rate swaps for customers		82,648		82,648
Foreign currency exchange contracts	6,498			6,498

	6,498	92,208		98,706

	$166,430	$2,129,735	$1,207,296	$3,503,461

LIABILITIES
Securities sold, not yet purchased	$13,098	$31,388		$44,486
Other liabilities:
Derivatives:
Interest rate related and other		734		734
Interest rate swaps for customers		87,363		87,363
Foreign currency exchange contracts	6,046			6,046
Total return swap			$5,422	5,422

	6,046	88,097	5,422	99,565
Other			86	86

	$19,144	$119,485	$5,508	$144,137

Key Model Inputs and Assumptions

Key model unobservable input assumptions used to fair value certain asset-backed securities by class under Level 3 include the following at March 31, 2012:

(Dollars in thousands)	Fair value at March 31, 2012		Valuation approach	Constant default rate (“CDR”)	Loss severity	Prepayment rate

Asset-backed securities:
Trust preferred – predominantly banks	$773,119		Income	Pool specific[3]	100%	Pool specific[7]
Trust preferred – predominantly insurance	292,471		Income	Pool specific[4]	100%	4.5% per year
Trust preferred – individual banks	17,737		Market

	1,083,327	[1]
Trust preferred – real estate investment trusts	16,000		Income	Pool specific[5]	60-100%	0% per year
Other (including ABS CDOs)	53,462	[2]	Income	Collateral specific[6]	70-100%	Collateral weighted average life

[1]	Includes $935.9 million of AFS securities and $147.4 million of HTM securities.
[2]	Includes $40.3 million of AFS securities and $13.2 million of HTM securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

[3]	CDR ranges: yr 1 – 0.30% to 5.67%; yrs 2-5 – 0.45% to 0.65%; yrs 6 to maturity – 0.58% to 0.70%.
[4]	CDR ranges: yr 1 – 0.30% to 0.45%; yrs 2-5 – 0.47% to 0.49%; yrs 6 to maturity – 0.50% to 0.54%.
[5]	CDR ranges: yr 1 – 5.3% to 8.4%; yrs 2-3 – 3.9% to 5.0%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.
[6]	These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.
[7]	Constant Prepayment Rate (“CPR”) ranges: 3.0% to 23.84% annually until 2016; 2016 to maturity – 3.0% annually.

The fair value of the Level 3 bank and insurance CDO portfolio would generally be adversely affected by significant increases in the constant default rate for performing collateral, the loss percentage expected from deferring collateral, and the discount rate used. The fair value of the portfolio would generally be positively affected by increases in interest rates and prepayment rates. For a specific tranche within a CDO, the directionality of the fair value change for a given assumption change, may differ depending on the seniority level of the tranche. For example, faster prepayment may increase the fair value of a senior most tranche of a CDO while decreasing the fair value of a more junior tranche.

The following presents the percentage of total fair value of predominantly bank trust preferred CDOs by vintage year (origination date) according to original rating:

(Dollars in thousands)

Vintage year	Fair value at March 31,	Percentage of total fair value according to original rating			Percentage of total fair value
	2012	AAA	A	BBB	by vintage

2001	$55,426	6.0%	1.1%	0.1%	7.2%
2002	236,179	28.1	2.5	–	30.6
2003	272,312	25.5	9.7	–	35.2
2004	123,861	7.5	8.5	–	16.0
2005	11,793	0.9	0.6	–	1.5
2006	39,566	2.8	2.1	0.2	5.1
2007	33,982	4.4	–	–	4.4

	$773,119	75.2%	24.5%	0.3%	100.0%

Reconciliation of Level 3 Fair Value Measurements

The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended March 31, 2012
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2011	$17,381	$929,356	$18,645	$70,020	$43,546	$128,348	$(5,422)	$(86)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	43	2,553	40	1	80
Dividends and other investment income						1,739
Equity securities gains, net						9,461
Fixed income securities gains (losses), net		4,552		1,888	(5,773)
Net impairment losses on investment securities		(10,209)
Other noninterest expense								(119)
Other comprehensive income (loss)	(40)	30,199	(2,685)	789	5,314
Purchases						2,982
Sales						(5,654)
Redemptions and paydowns	(275)	(20,581)		(31,825)	(2,845)	(2,130)	204

Balance at March 31, 2012	$17,109	$935,870	$16,000	$40,873	$40,322	$134,746	$(5,218)	$(205)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended March 31, 2011
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2010	$22,289	$1,241,694	$19,165	$109,609	$69,630	$141,690	$(15,925)	$(561)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	169	1,477		8	39
Dividends and other investment income						707
Equity securities gains, net						897
Fixed income securities gains (losses), net	18	3,468	(3,605)	7	7
Net impairment losses on investment securities		(1,820)	(1,285)
Other noninterest expense								119
Other comprehensive income (loss)	(299)	(51,041)	5,977	(20)	1,324
Purchases						3,333
Sales	(895)	(941)	(538)	(135)		(3,277)
Redemptions and paydowns	(2,225)	(8,838)		(225)	(1,513)	(803)	5,414

Balance at March 31, 2011	$19,057	$1,183,999	$19,714	$109,244	$69,487	$142,547	$(10,511)	$(442)

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses):

(In thousands)	Three Months Ended March 31,
	2012	2011
Dividends and other investment income	$657	$1,631
Fixed income securities gains (losses), net	667	(105)

Nonrecurring Fair Value Measurements

Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In thousands)	Fair value at March 31, 2012				Fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

ASSETS
HTM securities adjusted for OTTI			$–	$–			$8,308	$8,308
Impaired loans		$17,176		17,176		$3,615		3,615
Other real estate owned		34,842		34,842		55,957		55,957

	$–	$52,018	$–	$52,018	$–	$59,572	$8,308	$67,880

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended
	March 31, 2012	March 31, 2011

ASSETS
Impaired loans	$(2,401)	$(3,754)
Other real estate owned	(7,332)	(21,661)

	$(9,733)	$(25,415)

We recognized net gains of $2.8 million and $5.4 million during the three months ended March 31, 2012 and 2011, respectively, from the sale of OREO properties that had a carrying value at the time of sale of approximately $35.2 million and $72.2 million. Previous to their sale in these periods, we recognized impairment on these properties of $0.7 million and $4.9 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Measurement of impairment for collateral-dependent loans and OREO is based on third party appraisals that utilize one or more valuation techniques (income, market and/or cost approaches). The valuation method used for impaired construction loans is “as is.” Any adjustments to calculated fair value are made based on recently completed and validated third party appraisals, third party appraisal services, automated valuation services, or our informed judgment. Evaluations are made to determine that the appraisal process meets the relevant concepts and requirements of applicable accounting guidance.

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

Impaired loans not collateral-dependent are fair valued based on the present value of future cash flows discounted at the expected coupon rates over the lives of the loans. Because the loans were not discounted at market interest rates, the valuations do not represent fair value and have been excluded from the nonrecurring fair value balance in the preceding schedules.

Fair Value of Certain Financial Instruments

Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	March 31, 2012		December 31, 2011
(In thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Financial assets:
HTM investment securities	$797,149	$728,479	$807,804	$729,974
Loans and leases (including loans held for sale), net of allowance	35,765,121	35,440,241	36,296,284	36,006,619

Financial liabilities:
Time deposits	3,326,717	3,356,289	3,413,550	3,444,189
Foreign deposits	1,366,826	1,366,152	1,575,361	1,574,271
Other short-term borrowings	19,839	19,895	70,273	70,387
Long-term debt (less fair value hedges)	2,273,027	2,591,423	1,943,618	2,225,078

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

HTM investment securities primarily consist of municipal securities and bank and insurance trust preferred CDOs. HTM municipal securities are fair valued under Level 3 using a standard form discounted cash flow

ZIONS BANCORPORATION AND SUBSIDIARIES

model as discussed previously and the valuation inputs described under auction rate securities. HTM bank and insurance trust preferred CDOs are fair valued using the licensed internal third party model described previously.

The fair value of loans is estimated according to their status as nonimpaired or impaired. For nonimpaired loans, the fair value is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are derived from the methods used to estimate the ALLL for our loan portfolio and are adjusted quarterly as necessary to reflect the most recent loss experience. Impaired loans are already considered to be held at fair value. See Impaired Loans in Note 5 for details on the impairment measurement method for impaired loans. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio. Accordingly, our estimates of fair value for loans are categorized as Level 3.

The fair values of time and foreign deposits, other short-term borrowings, and long-term debt are estimated under Level 2. Time and foreign deposits, and other short-term borrowings, are fair valued by discounting future cash flows using the LIBOR yield curve to the given maturity dates. Long-term debt is fair valued based on actual market trades (i.e., an asset value) when available, or discounting cash flows to maturity using the LIBOR yield curve adjusted for credit spreads.

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

10.	GUARANTEES, COMMITMENTS AND CONTINGENCIES

Guarantees

The following are guarantees issued by the Company:

(In thousands)	March 31, 2012	December 31, 2011

Standby letters of credit:
Financial	$904,895	$914,986
Performance	161,572	165,298

	$1,066,467	$1,080,284

The Company’s 2011 Annual Report on Form 10-K contains further information about these letters of credit including their terms and collateral requirements. At March 31, 2012, the Company had recorded approximately $12.6 million as a liability for these guarantees, which consisted of $7.8 million attributable to the reserve for unfunded lending commitments and $4.8 million of deferred commitment fees.

As of March 31, 2012, the Parent has guaranteed approximately $300.0 million of debt of affiliated trusts issuing trust preferred securities.

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

Based on our most recent review of legal matters, undertaken with respect to legal matters outstanding as of March 31, 2012, we believe that our current estimated liability for litigation and other legal actions and claims, reflected in our accruals and determined in accordance with applicable accounting guidance, is adequate and that liabilities in excess of the amounts currently accrued, if any, arising from litigation and other legal actions and claims for which an estimate as previously described is possible, will not have a material impact on our financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our results of operations or cash flows for any given reporting period.

11.	RETIREMENT PLANS

The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Service cost	$13	$97	$–	$–	$9	$8
Interest cost	1,892	4,375	115	140	12	14
Expected return on plan assets	(2,827)	(6,522)
Amortization of prior service cost (credit)			31	31	(61)	(61)
Amortization of net actuarial (gain) loss	2,345	2,737	(28)	(4)	(22)	(31)

Net periodic benefit cost (credit)	$1,423	$687	$118	$167	$(62)	$(70)

As disclosed in the Company’s 2011 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

12.	OPERATING SEGMENT INFORMATION

We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of March 31, 2012, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 105 branches in Utah and 27 branches in Idaho. CB&T operates 102 branches in California. Amegy operates 82 branches in Texas. NBA operates 73 branches in Arizona. NSB operates 53 branches in Nevada. Vectra operates 38 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, each subsidiary bank, except for NSB, NBA and TCBO, operates a foreign branch in the Grand Cayman Islands.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended March 31, 2012 and 2011:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011

CONDENSED INCOME STATEMENT
Net interest income	$172.6	$172.6	$117.8	$128.7	$94.3	$93.0	$42.1	$43.1	$31.2	$33.1
Provision for loan losses	40.5	39.0	(2.9)	11.2	(23.3)	3.3	6.5	0.7	(6.7)	0.8

Net interest income after provision for loan losses	132.1	133.6	120.7	117.5	117.6	89.7	35.6	42.4	37.9	32.3
Net impairment losses on investment securities	–	–	–	–	–	–	–	–	–	–
Loss on sale of investment securities to Parent	–	–	(9.2)	(13.5)	–	–	–	–	–	–
Other noninterest income	55.3	49.5	18.5	38.4	33.6	34.0	7.7	8.5	7.9	8.6
Noninterest expense	122.0	128.4	81.2	90.3	82.0	79.9	37.9	45.1	35.3	34.6

Income (loss) before income taxes	65.4	54.7	48.8	52.1	69.2	43.8	5.4	5.8	10.5	6.3
Income tax expense (benefit)	22.9	18.2	19.1	20.5	23.3	14.2	2.1	2.3	3.6	2.1

Net income (loss)	42.5	36.5	29.7	31.6	45.9	29.6	3.3	3.5	6.9	4.2
Net income (loss) applicable to noncontrolling interests	–	–	–	–	–	–	–	–	–	–

Net income (loss) applicable to controlling interest	42.5	36.5	29.7	31.6	45.9	29.6	3.3	3.5	6.9	4.2
Preferred stock dividends	(6.0)	–	(3.3)	–	(6.1)	–	–	–	–	–

Net earnings (loss) applicable to common shareholders	$36.5	$36.5	$26.4	$31.6	$39.8	$29.6	$3.3	$3.5	$6.9	$4.2

AVERAGE BALANCE SHEET DATA
Total assets	$17,256	$16,167	$10,834	$10,766	$12,035	$11,221	$4,467	$4,428	$4,125	$4,099
Total loans	12,534	12,829	8,344	8,347	7,875	7,571	3,280	3,273	2,203	2,424
Total deposits	14,704	13,492	9,113	9,213	9,473	8,700	3,709	3,711	3,568	3,488
Shareholder’s equity:
Preferred equity	480	480	262	262	488	488	305	305	260	360
Common equity	1,386	1,293	1,281	1,190	1,645	1,510	352	324	275	227
Noncontrolling interests	–	–	–	–	–	–	–	–	–	–
Total shareholder’s equity	1,866	1,773	1,543	1,452	2,133	1,998	657	629	535	587

	Vectra		TCBW		Other		Consolidated Company
	2012	2011	2012	2011	2012	2011	2012	2011

CONDENSED INCOME STATEMENT
Net interest income	$25.7	$25.8	$7.4	$7.6	$(48.8)	$(80.0)	$442.3	$423.9
Provision for loan losses	1.0	3.1	0.6	1.9	–	–	15.7	60.0

Net interest income after provision for loan losses	24.7	22.7	6.8	5.7	(48.8)	(80.0)	426.6	363.9
Net impairment losses on investment securities	–	–	–	–	(10.2)	(3.1)	(10.2)	(3.1)
Loss on sale of investment securities to Parent	–	–	–	–	9.2	13.5	–	–
Other noninterest income	5.4	5.5	0.6	0.5	(11.8)	(7.8)	117.2	137.2
Noninterest expense	24.9	24.7	4.7	4.5	4.3	0.9	392.3	408.4

Income (loss) before income taxes	5.2	3.5	2.7	1.7	(65.9)	(78.3)	141.3	89.6
Income tax expense (benefit)	1.6	1.0	0.9	0.5	(21.6)	(21.8)	51.9	37.0

Net income (loss)	3.6	2.5	1.8	1.2	(44.3)	(56.5)	89.4	52.6
Net income (loss) applicable to noncontrolling interests	–	–	–	–	(0.3)	(0.2)	(0.3)	(0.2)

Net income (loss) applicable to controlling interest	3.6	2.5	1.8	1.2	(44.0)	(56.3)	89.7	52.8
Preferred stock dividends	–	–	–	–	(48.8)	(38.0)	(64.2)	(38.0)

Net earnings (loss) applicable to common shareholders	$3.6	$2.5	$1.8	$1.2	$(92.8)	$(94.3)	$25.5	$14.8

AVERAGE BALANCE SHEET DATA
Total assets	$2,364	$2,253	$897	$852	$602	$919	$52,580	$50,705
Total loans	1,933	1,783	555	568	68	(127)	36,792	36,668
Total deposits	2,027	1,873	747	669	(970)	(557)	42,371	40,589
Shareholder’s equity:
Preferred equity	70	70	15	15	475	97	2,355	2,077
Common equity	202	202	76	70	(572)	(173)	4,645	4,643
Noncontrolling interests	–	–	–	–	(2)	(1)	(2)	(1)
Total shareholder’s equity	272	272	91	85	(99)	(77)	6,998	6,719

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ZIONS BANCORPORATION AND SUBSIDIARIES

GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security
ACL	Allowance for Credit Losses
AFS	Available-for-Sale
ALCO	Asset/Liability Committee
ALLL	Allowance for Loan and Lease Losses
Amegy	Amegy Corporation
AOCI	Accumulated Other Comprehensive Income
ARRA	American Recovery and Reinvestment Act
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM	Automated Teller Machine
bps	Basis Points
CB&T	California Bank & Trust
CDO	Collateralized Debt Obligation
CDR	Constant Default Rate
CLTV	Combined Loan-to-Value Ratio
CPP	Capital Purchase Program
CPR	Constant Prepayment Rate
CRE	Commercial Real Estate
DB	Deutsche Bank AG
DBRS	Dominion Bond Rating Service
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred Tax Asset
DTL	Deferred Tax Liability
EESA	Emergency Economic Stabilization Act
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FRB	Federal Reserve Board
GAAP	Generally Accepted Accounting Principles

HECL	Home Equity Credit Line
HTM	Held-to-Maturity
IA	Indemnification Asset
IFRS	International Financial Reporting Standards
ISDA	International Swap Dealer Association
LIBOR	London Interbank Offered Rate
Lockhart	Lockhart Funding LLC
NBA	National Bank of Arizona
NOW	Negotiable Order of Withdrawal
NRSRO	Nationally Recognized Statistical Rating Organization
NSB	Nevada State Bank
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTC	Over-the-Counter
OTTI	Other-Than-Temporary-Impairment
Parent	Zions Bancorporation
PD	Probability of Default
PIK	Payment in Kind
REIT	Real Estate Investment Trust
RULC	Reserve for Unfunded Lending Commitments
SBA	Small Business Administration
SBIC	Small Business Investment Company
SEC	Securities and Exchange Commission
TARP	Troubled Asset Relief Program
TCBO	The Commerce Bank of Oregon
TCBW	The Commerce Bank of Washington
TDR	Troubled Debt Restructuring
TRS	Total Return Swap
Vectra	Vectra Bank Colorado
Zions Bank	Zions First National Bank
ZMSC	Zions Management Services Company

ZIONS BANCORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company reported net earnings applicable to common shareholders of $25.5 million, or $0.14 per diluted share for the first quarter of 2012, compared to net earnings applicable to common shareholders of $14.8 million, or $0.08 per diluted share for the first quarter of 2011. The significant improvement in net earnings was mainly caused by the following favorable changes:

•	$47.1 million decrease in total interest expense;

•	$44.3 million decline in the provision for loan losses;

•	$16.4 million reduction in other real estate expense;

•	$13.2 million decrease in FDIC premiums; and

•	$8.2 million increase in net equity securities gains.

The impact of these items was partially offset by the following:

•	$28.7 million decrease in total interest income;

•	$26.1 million increase in preferred stock dividends;

•	$16.9 million reduction in other noninterest income;

•	$14.8 million increase in income taxes;

•	$9.6 million increase in salaries and employee benefits;

•	$7.5 million decline in other service charges, commissions and fees;

•	$7.1 million increase in net impairment losses on investment securities; and

•	$5.8 million decline in the negative provision for unfunded lending commitments.

During 2009, the Company executed a subordinated debt modification and exchange transaction. The original discount on the convertible subordinated debt was $679 million and the remaining discount at March 31, 2012 was $201 million. It included the following components:

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

Excluding the impact of these noncash expenses, income before income taxes and subordinated debt conversions for the first three months of 2012 increased to $165 million compared to $144 million in the first quarter of 2011.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended
(In thousands)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Income before income taxes (GAAP)	$141,262	$136,648	$168,066	$126,935	$89,624
Convertible subordinated debt discount amortization	11,182	10,817	10,645	11,439	13,120
Accelerated convertible subordinated debt discount amortization	12,204	5,759	7,498	61,353	40,994

Income before income taxes and subordinated debt conversions (non-GAAP)	$164,648	$153,224	$186,209	$199,727	$143,738

The impact of the conversion of subordinated debt into preferred stock is further detailed in the “Capital Management” section.

Net Interest Income, Margin and Interest Rate Spreads

Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of Zions’ revenue. For the first quarter of 2012, taxable-equivalent net interest income was $447.2 million, compared to $429.2 million for the first quarter of 2011, and $466.7 million in the fourth quarter of 2011. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

A gauge that we use to measure the Company’s success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 3.73% for the first quarter of 2012, compared to 3.86% in the fourth quarter of 2011 and 3.76% in the first quarter of 2011. The decreased net interest margin for the first quarter of 2012 compared to the prior quarter and to the same period in 2011 resulted primarily from:

•	differences in the amount of amortization and accelerated amortization on convertible subordinated debt, refer to “Capital Management” for further discussion;

•	changes in the composition of interest earning assets;

•	interest rate resets on older vintage longer-term loans;

•	new loans originated at lower rates; and

•	funding cost reductions only partially offsetting the impact of the previous items.

Low-yielding money market investments increased to 15.1% of average interest-earning assets for the first quarter of 2012, compared to 13.7% and 9.7% for the fourth and first quarters of 2011, respectively. The average rate earned on money market investments remained stable when compared to the same prior year period. See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and associated risk. The average interest rate earned on net loans and leases, excluding FDIC-supported loans, declined 34 basis points to 5.17% in the first quarter of 2012 from 5.51% in the first quarter of 2011. The two factors that primarily drove this decrease are (1) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (2) maturing loans, many of which have rate floors, being replaced with new loans at lower original coupons or lower floors compared to the rates at which loans were originated when spreads were higher. Average total loans and leases were stable when compared to both the first and fourth quarters of 2011.

Our total cost of funding declined in the first quarter of 2012 compared to both the first and fourth quarters of 2011, due to a favorable change in the mix of funding sources and a decline in rates paid on interest-bearing funding. Average noninterest-bearing deposits grew to $15.7 billion (34.4% of total liabilities) in the first quarter of 2012, compared to $13.7 billion (31.1% of total liabilities) and $15.5 billion (34.1% of total liabilities) in the first and fourth quarters of 2011, respectively. As a result of this growth in noninterest-

ZIONS BANCORPORATION AND SUBSIDIARIES

bearing deposits and the Company’s efforts to limit the growth in excess liquidity, average borrowed funds decreased by 9.0% and average interest-bearing deposits declined 0.9% compared to the same prior year period. The average rate paid on interest-bearing deposits decreased at a slower pace than the average rate earned on loans. The average rate paid on interest-bearing deposits declined 20 basis points to 0.35% in the first quarter of 2012 from 0.55% in the comparable prior year period.

The Company believes that its “core net interest margin” is more reflective of its operating performance than the reported net interest margin. We calculate the core net interest margin by excluding the impact of discount amortization on convertible subordinated debt, accelerated discount amortization on convertible subordinated debt, and additional accretion of interest income on acquired loans from the net interest margin. The core net interest margin was 3.81% and 4.06% for the first quarters of 2012 and 2011, respectively, and 3.86% in the fourth quarter of 2011, due to the previously discussed changes in asset and funding mix and pricing. See “GAAP to non-GAAP Reconciliations” for a reconciliation between the GAAP net interest margin and the non-GAAP core net interest margin.

The spread on average interest-bearing funds was 3.29% and 3.13% for first three months of 2012 and 2011, respectively. The spread on average interest-bearing funds for the first three months of 2012 was affected by most of the same factors that had an impact on the net interest margin.

The average interest rate earned by the securities portfolio increased by 77 bps to 3.58% for the first quarter of 2012 from 2.81% in the comparable prior year period. This increase in the rate earned on the securities portfolio is primarily attributable to the change in the mix of securities. In November 2011, the Company sold $700 million of U.S. Treasury securities and deposited the proceeds in money market accounts.

We expect that the net interest margin will continue to be positively impacted in the next several quarters by the decreased level of nonperforming assets and adversely affected by the continued high level of low-yielding liquid assets, competitive loan pricing conditions, rate resets on loans originated in a higher interest rate environment, and the discount amortization related to the debt modification transactions, including the accelerated discount amortization to the extent that holders of the modified debt elect to convert their holdings to preferred stock. The unamortized discount on the convertible subordinated debt was $201 million as of March 31, 2012, or 38.8% of the total $518 million of remaining outstanding convertible subordinated notes and will be amortized as interest expense over the remaining life of the debt using the interest method. The net interest margin may also be adversely affected by a potential reduction of noninterest-bearing deposits when the unlimited deposit insurance on these deposits ends on December 31, 2012.

The Company expects to continue its efforts over the long run to maintain a slightly “asset-sensitive” position with regard to interest rate risk. The current period of historically low interest rates has lasted for several years. During this time, the Company has maintained an interest rate risk position that is more asset sensitive than it was prior to the economic crisis, and it expects to maintain this more asset sensitive position for a prolonged period. With interest rates at historically low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in “Interest Rate Risk” on page 80 of the Company’s 2011 Annual Report on Form 10-K, and in this filing in “Interest Rate Risk.”

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$7,282,245	$4,628	0.26%	$4,513,934	$2,843	0.26%
Securities:
Held-to-maturity	799,741	10,999	5.53%	833,000	11,047	5.38%
Available-for-sale	3,093,827	23,704	3.08%	4,107,003	23,040	2.28%
Trading account	41,189	338	3.30%	49,769	452	3.68%

Total securities	3,934,757	35,041	3.58%	4,989,772	34,539	2.81%

Loans held for sale	174,902	1,502	3.45%	160,073	1,601	4.06%

Loans [2]:
Loans and leases	36,078,917	463,830	5.17%	35,715,679	485,615	5.51%
FDIC-supported loans	712,877	23,559	13.29%	952,078	33,169	14.13%

Total loans	36,791,794	487,389	5.33%	36,667,757	518,784	5.74%

Total interest-earning assets	48,183,698	528,560	4.41%	46,331,536	557,767	4.88%

Cash and due from banks	1,122,979			1,078,869
Allowance for loan losses	(1,046,709)			(1,423,701)
Goodwill	1,015,129			1,015,161
Core deposit and other intangibles	65,837			85,372
Other assets	3,239,161			3,617,747

Total assets	$52,580,095			$50,704,984

LIABILITIES
Interest-bearing deposits:
Savings and NOW	$7,200,170	3,607	0.20%	$6,401,249	4,781	0.30%
Money market	14,701,771	11,757	0.32%	15,018,892	19,033	0.51%
Time	3,369,323	6,640	0.79%	4,056,761	10,602	1.06%
Foreign	1,408,409	1,409	0.40%	1,438,979	2,068	0.58%

Total interest-bearing deposits	26,679,673	23,413	0.35%	26,915,881	36,484	0.55%

Borrowed funds:
Securities sold, not yet purchased	22,758	191	3.38%	32,054	343	4.34%
Federal funds purchased and security repurchase agreements	528,662	154	0.12%	703,976	231	0.13%
Other short-term borrowings	48,394	434	3.61%	173,349	1,606	3.76%
Long-term debt	1,991,776	57,207	11.55%	1,939,921	89,872	18.79%

Total borrowed funds	2,591,590	57,986	9.00%	2,849,300	92,052	13.10%

Total interest-bearing liabilities	29,271,263	81,399	1.12%	29,765,181	128,536	1.75%

Noninterest-bearing deposits	15,691,499			13,672,638
Other liabilities	619,231			548,101

Total liabilities	45,581,993			43,985,920
Shareholders’ equity:
Preferred equity	2,355,549			2,077,555
Common equity	4,644,722			4,642,639

Controlling interest shareholders’ equity	7,000,271			6,720,194
Noncontrolling interests	(2,169)			(1,130)

Total shareholders’ equity	6,998,102			6,719,064

Total liabilities and shareholders’ equity	$52,580,095			$50,704,984

Spread on average interest-bearing funds			3.29%			3.13%
Taxable-equivalent net interest income and net yield on interest-earning assets		$447,161	3.73%		$429,231	3.76%

[1]	Taxable-equivalent rates used where applicable.
[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provisions for Credit Losses

The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based upon the inherent risks associated with such commitments. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various loan portfolios, the levels of actual charge-offs, credit trends, and external factors. See Note 5 of the Notes to Consolidated Financial Statements and “Credit Risk Management” for more information on how we determine the appropriate level for the allowance for loan and lease losses and the reserve for unfunded lending commitments.

The provision for loan losses for the first three months of 2012 was $15.7 million compared to $60.0 million for the same period in 2011. The decrease in the provision reflects an improvement in credit quality metrics, including lower levels of criticized and classified loans, lower realized loss rates in most loan segments, and lower balances in construction and land development loans, which declined by 28.7% from March 31, 2011.

Net loan and lease charge-offs fell to $54.5 million in the first quarter of 2012 from $146.0 million in the same prior year period. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

During the first quarter of 2012, the Company experienced improved credit quality of unfunded lending commitments and released $3.7 million from the related reserve, while it had released $9.5 million in the first quarter of 2011. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as fluctuations in credit quality and historical loss experience.

Although classified and nonperforming loan volumes continue to be elevated when compared to long-term historical levels, most measures of credit quality continued to show improvement in the first quarter of 2012. Classified loans, excluding FDIC-supported loans, increased by $20 million during the first quarter of 2012. This increase was primarily due to the Company adopting a more proactive approach to requesting financial statements from certain borrowers of term and owner occupied loans. As a result of the change in approach, we estimate that $175 million of loans that would have retained a pass grade under the former approach were downgraded to classified status. All of the grading decisions causing the $175 million of additional downgrades were based on the most currently available financial statements. All of these loans were current in both principal and interest payments. Barring any significant economic downturn, we expect the Company’s credit costs to remain low for the next several quarters. We also anticipate continued reductions in criticized and classified loans of most types, and continued reduction in net charge-offs for the next several quarters, compared to the elevated levels experienced from 2008 through 2011.

Noninterest Income

Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. For the first quarter of 2012, noninterest income was $107.0 million compared to $134.1 million for the same prior year period.

Other service charges, commissions, and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees decreased to $34.2 million from $41.7 million earned in the first quarter of 2011. Most of the decline can be attributed to decreased debit card interchange fees.

ZIONS BANCORPORATION AND SUBSIDIARIES

Capital markets and foreign exchange income includes trading income, public finance fees, foreign exchange income, and other capital market related fees. It declined to $5.7 million from the $7.2 million earned in the first quarter of 2011. The decrease was caused mainly by lower income from trading fixed income corporate bonds and a reduction in foreign exchange profits.

Dividends and other investment income consists of revenue from the Company’s bank-owned life insurance program and revenues from other investments. Revenues from other investments include dividends on FHLB stock, Federal Reserve Bank stock, and earnings from unconsolidated affiliates including certain alternative venture investments. For the first three months of 2012, this income increased by $1.5 million from $8.0 million earned in the comparable prior year period. For the most part, the increase was caused by higher income from several unconsolidated affiliates.

Loan sales and servicing income was $8.4 million and $6.0 million in the first quarters of 2012 and 2011, respectively. The improvement was primarily due to increased value of mortgage servicing rights and gains from loan sales.

Losses from fair value and nonhedge derivatives were $4.4 million in the first quarter of 2012 compared to a $1.2 million gain in the same prior year period. The loss is primarily the result of expenses related to the TRS agreement.

Net gains from equity securities was $9.1 million in the first quarter of 2012 compared to $0.9 million in the first quarter of 2011. Most of the increase is attributable to unrealized gains from venture fund investments.

The Company recognized net credit related impairment losses on CDO investment securities of $10.2 million and $3.1 million in the first quarters of 2012 and 2011, respectively. See “Investment Securities Portfolio” for additional information.

Other noninterest income was $4.0 million for the first three months of 2012 compared to $21.0 million in the same prior year period. The first quarter of 2011 included an $18.9 million gain related to certain loans which had been purchased from a failed bank in an FDIC-assisted transaction in 2009. The Company had submitted a bid for these loans, all of which were going to be covered by the FDIC loss sharing agreement. However, certain loans were charged off by the failed bank after the bid date but prior to the ownership transfer, and therefore the amount of the applicable loss sharing coverage had to be negotiated at a later date.

Noninterest Expense

Noninterest expense decreased by 3.9% from the first quarter of 2011. During the past twelve months, the Company made significant progress in resolving problem loans and improving the credit quality of its loan portfolio, which caused significantly lower other real estate expense and credit related expense.

Salaries and employee benefits expense increased by $9.6 million when compared to the first quarter of 2011. Most of the increase is due to higher base salary expense.

Other real estate expense decreased by 67.7% from the same prior year period. The decrease is primarily driven by a 41.0% reduction in OREO balances during the last twelve months, lower write-downs of OREO values during work-out, and lower property tax and other holding expenses.

The provision for unfunded lending commitments was $(3.7) million and $(9.5) million during the first quarters of 2012 and 2011, respectively. As previously discussed, the change was due to the release of the reserve for unfunded lending commitments.

ZIONS BANCORPORATION AND SUBSIDIARIES

FDIC premiums decreased by 54.7% compared to the first quarter of 2011. The decrease is mostly caused by the change in the premium assessment formulas prescribed by the FDIC.

Other noninterest expense for the first quarter of 2012 decreased by 5.2% compared to the corresponding prior year period, primarily as a result of a lower write-down of the FDIC indemnification asset attributable to loans purchased from the FDIC in 2009. FDIC-supported loans continued to perform better than expected, and therefore the indemnification asset declined in value.

At March 31, 2012, the Company had 10,514 full-time equivalent employees, compared to 10,606 at December 31, 2011, and 10,484 at March 31, 2011.

Income Taxes

The Company’s income tax expense for the first quarter of 2012 was $51.9 million compared to an income tax expense of $37.0 million for the same period in 2011. The effective income tax rates, including the effects of noncontrolling interests, for the first three months of 2012 and 2011 were 36.6% and 41.2%, respectively. The tax expense rate for the first quarter of 2012 was benefited primarily by the non-taxability of certain income items. The tax expense rate for the first quarter of 2011 was increased primarily by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during the quarter. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $0.3 million for the first three months of 2012 and by $0.6 million for the first three months of 2011.

The Company had a net deferred tax asset (“DTA”) balance of $476 million at March 31, 2012, compared to $509 million at December 31, 2011, and $513 million at March 31, 2011. The decrease in the DTA resulted primarily from loan charge-offs in excess of loan loss provisions, fair value adjustments or impairment write-downs related to securities and the payout of accrued compensation. The Company did not record an additional valuation allowance as of March 31, 2012. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carry back net operating losses to prior tax periods, tax planning strategies that are prudent and feasible and current forecasts of future taxable income, including the reversal of deferred tax liabilities (“DTLs”), which can absorb losses generated in or carried forward to a particular tax year. After evaluating all of the factors and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed. In addition, the Company has pursued strategies which may have the effect of mitigating the future possibility of a DTA valuation allowance.

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

Average interest-earning assets were $48.2 billion for the first three months of 2012 compared to $46.3 billion for the same period in 2011. Average interest-earning assets as a percentage of total average assets for the first three months of 2012 was 91.6% compared to 91.4% for the comparable period of 2011.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, grew by 61.3% to $7.3 billion for the first three months of 2012 compared to $4.5 billion for the same period of 2011. Average securities decreased by 21.1%. Average total deposits increased by 4.4% while average net loans and leases remained stable for the first quarter of 2012 when compared to the same prior year period. The increase in average money market investments is a reflection of the fact that loan balances have remained stable, and therefore have not absorbed the cash generated by increased customer deposits and other funding sources.

Investment Securities Portfolio

We invest in securities to generate revenues for the Company; portions of the portfolio are also available as a source of liquidity. The following schedules present a profile of the Company’s investment securities portfolio. The amortized cost amounts represent the Company’s original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security, and credit impairment losses. The estimated fair value measurement levels and methodology are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements.

We have included selected credit rating information for certain of the investment securities schedules because this information is one indication of the degree of credit risk to which we are exposed, and significant declines in ratings for our investment portfolio could indicate an increased level of risk for the Company. The Dodd-Frank Act requires that the use of rating agency ratings cannot be mandated by any federal agency for any purpose after July 21, 2011. However, regulations implementing this requirement have not yet been finalized.

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2012			December 31, 2011			March 31, 2011
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity:
Municipal securities	$553	$553	$568	$565	$565	$572	$558	$558	$563
Asset-backed securities:
Trust preferred securities – banks and insurance	263	223	147	263	222	144	263	240	179
Other	24	21	13	24	21	14	27	23	16

	840	797	728	852	808	730	848	821	758

Available-for-sale:
U.S. Treasury securities	4	5	5	4	5	5	726	726	726
U.S. Government agencies and corporations:
Agency securities	135	139	139	153	158	158	180	186	186
Agency guaranteed mortgage-backed securities	504	523	523	535	553	553	580	590	590
Small Business Administration loan-backed securities	1,204	1,216	1,216	1,153	1,161	1,161	920	920	920
Municipal securities	118	119	119	121	122	122	142	144	144
Asset-backed securities:
Trust preferred securities – banks and insurance	1,771	936	936	1,794	930	930	1,941	1,186	1,186
Trust preferred securities – real estate investment trusts	40	16	16	40	19	19	40	20	20
Auction rate securities	41	41	41	71	70	70	110	109	109
Other	56	47	47	65	50	50	100	79	79

	3,873	3,042	3,042	3,936	3,068	3,068	4,739	3,960	3,960

Mutual funds and other	181	181	181	163	163	163	170	170	170

	4,054	3,223	3,223	4,099	3,231	3,231	4,909	4,130	4,130

Total	$4,894	$4,020	$3,951	$4,951	$4,039	$3,961	$5,757	$4,951	$4,888

The amortized cost of investment securities on March 31, 2012 decreased by 1.2% and 15.0% from the balances on December 31, 2011, and March 31, 2011, respectively. The decrease from March 31, 2011 to March 31, 2012 was mostly due to sales of U.S. Treasury securities, sales and redemptions of bank and insurance company trust preferred securities, partially offset by increased investments in SBA loan-backed securities.

As of March 31, 2012, 5.5% of the $3.2 billion fair value of available-for-sale securities portfolio was valued at Level 1, 61.9% was valued at Level 2, and 32.6% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. At December 31, 2011, 5.0% of the $3.2 billion fair value of available-for-sale securities portfolio was valued at Level 1, 61.6% was valued at Level 2, and 33.4% was valued at Level 3. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $1,921 million at March 31, 2012 and the fair value of these securities was $1,050 million. The securities valued at Level 3 were comprised of ABS CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at March 31, 2012 was $871 million. As of March 31, 2012, we believe that we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 available-for-sale securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

The following schedule presents the Company’s CDOs according to performing tranches without credit impairment and nonperforming tranches. These CDOs are a subset of our asset-backed securities and consist of both HTM and AFS securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2012
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Net unrealized losses recognized in OCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	32	$939	$835	$619	$(216)	6.99%	66%
Insurance-only CDOs	21	451	446	332	(114)	7.20%	74%
Other CDOs	7	83	71	65	(6)	7.50%	78%

Total performing CDOs	60	1,473	1,352	1,016	(336)	7.09%	69%

Nonperforming CDOs [3]
Deferring interest, but no credit impairment	3	72	72	18	(54)	14.27%	25%
Credit impairment prior to last 12 months	33	597	439	125	(314)	14.00%	21%
Credit impairment during last 12 months	21	419	260	60	(200)	15.39%	14%

Total nonperforming CDOs	57	1,088	771	203	(568)	14.56%	19%

Total CDOs	117	$2,561	$2,123	$1,219	$(904)	10.26%	48%

	December 31, 2011
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Net unrealized losses recognized in OCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	32	$956	$846	$615	$(231)	7.06%	64%
Insurance-only CDOs	21	455	449	359	(90)	5.75%	79%
Other CDOs	7	86	74	65	(9)	6.87%	76%

Total performing CDOs	60	1,497	1,369	1,039	(330)	6.65%	69%

Nonperforming CDOs [3]
Deferring interest, but no credit impairment	3	72	72	17	(55)	15.24%	24%
Credit impairment prior to last 12 months	37	676	498	120	(378)	15.31%	18%
Credit impairment during last 12 months	18	365	217	43	(174)	16.17%	12%

Total nonperforming CDOs	58	1,113	787	180	(607)	15.59%	16%

Total CDOs	118	$2,610	$2,156	$1,219	$(937)	10.46%	47%

[1]	Other comprehensive income, amounts presented are pretax.
[2]	Margin over LIBOR
[3]	Defined as either deferring current interest (“PIKing”) or OTTI.

The increase in fair value of CDOs with bank collateral was partially offset by a reduction in the fair value of two insurance only CDOs based on first quarter of 2012 trading information particular to these CDOs.

No significant assumption changes were made during the first quarter of 2012 to the internal model used to estimate fair values of CDOs. A pool specific prepayment rate continues to be calculated with reference to both (a) the percentage of each pool’s performing collateral consisting of small banks, as well as, (b) the percentage which consists of collateral from large banks with investment grade ratings. After 2015, each pool is assumed to prepay at a 3% annual rate.

For the first quarter of 2012, the resulting average annual prepayment rate assumption for pools which include both large and small banks is 7.78% for each year through 2015, followed by an annual prepayment rate assumption of 3% thereafter. For pools without large banks, we assume a 3% annual prepayment rate.

ZIONS BANCORPORATION AND SUBSIDIARIES

For the best performing banks, the floor short-term probabilities of default and medium-term probabilities of default remain at 30 bps and 48 bps, respectively. The assumed long term probabilities of default remain at 65 bps.

Valuation Sensitivity of Level 3 Bank and Insurance CDOs

The following schedule sets forth the sensitivity of the current CDO fair values, using the licensed third-party model, to changes in the most significant assumptions utilized in the model.

(Amounts in millions)
		Held-to-maturity			Available-for-sale
Fair value balance at March 31, 2012		$147			$914

		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				4.4%			20.2%

Projected loss percentage from currently performing collateral
1-year		0.3%		4.8%	0.5%		20.7%
years 2-5		1.7%		6.5%	1.3%		22.0%
years 6-30		11.0%		17.5%	9.3%		31.3%

Discount rate [3]
Weighted average spread over LIBOR		782	bp		1113	bp

Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.5)			$(5.2)
	50%	(1.2)			(10.4)
	100%	(2.3)			(21.1)

Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(6.1)			$(98.5)
	50%	(6.5)			(104.2)
	100%	(7.4)			(115.4)

Increase (decrease) in fair value due to increase in discount rate	+ 100 bp	$(13.0)			$(57.5)
	+ 200 bp	(24.6)			(108.7)

Increase (decrease) in fair value due to increase in Forward LIBOR Curve	+ 100 bp	$7.8			$41.0

Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$3.0			$28.3
increase in prepayment assumption[6]	+2%	6.0			55.0

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
[4]

Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30-year losses of 36.9% = 31.3%+50%(0.5%+1.3%+9.3%) and 42.4% = 31.3%+100%(0.5%+1.3%+9.3%), respectively.

[5]	Prepayment rate for small banks increased to 4% per year for each year through maturity.
[6]	Prepayment rate for small banks increased to 5% per year for each year through maturity.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first quarter of 2012, the discount rates applicable to CDO tranches slightly decreased especially for lower priority tranches consistent with the decrease in risk asset spreads over the risk-free-rate. The lower discount rates combined with faster prepayments in certain CDOs increased the fair value of the portfolio.

Projected lifetime pool losses increased slightly for the first quarter of 2012. Approximately half of the loss increase was from deferring collateral and created credit-related OTTI this quarter. The remaining increase that did not cause credit-related OTTI was generally related to increased PDs for certain pools of performing collateral.

Bank Collateral Deferrals

The Company’s loss and recovery experience as of March 31, 2012 (and our Level 3 modeling assumption) is essentially a 100% loss on defaults on bank collateral CDOs, although we have, to date, received several, generally small, recoveries on defaults. Our experience with deferring bank collateral has been that of all collateral that has elected to defer beginning in 2007 or thereafter, 49% has defaulted, and approximately 40% remains within the allowable deferral period. Additionally, 45 issuing banks, with collateral aggregating to 11% of all deferrals and 21% of all surviving deferrals, have either come current and resumed interest payments on their trust preferred securities or have announced that they intend to do so at the next payment date. Older deferrals are more likely to have defaulted. Approximately 91% of the bank collateral which first deferred prior to January 1, 2009 had defaulted by March 31, 2012. For bank collateral which first deferred on or after January 1, 2009, 34% had defaulted by March 31, 2012. New deferrals peaked in 2009. In 2008, 9% of collateral performing at the start of the year elected to defer by year end. This contrasts with 19% in 2009, 10% in 2010, and 4.6% in 2011. A total of $266.3 million of bank collateral elected to initially defer during the first three months of 2012 which comprises 2.6% of the collateral performing at the start of 2012. One bank comprised $165 million of the $266.3 million in new deferrals. Banks may come current on their trust preferred securities for one or more quarters and then re-defer. This pattern has occurred in five of the 45 banks which had resumed payment after deferring. Further information on the Company’s valuation process is detailed in Note 9 of the Notes to Consolidated Financial Statements.

The following schedules provide additional information on the below-investment-grade rated bank and insurance trust preferred CDOs’ portion of the AFS and HTM portfolios. The schedules reflect data and assumptions that are included in the calculations of fair value and OTTI. The schedules utilize the lowest rating assigned by any rating agency to identify those securities below investment grade. The schedules segment the securities by whether or not they have been determined to have OTTI, and by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses. The best and worst pool-level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and number of currently performing issuers noted in the later schedule are from the same security. The remaining statistics may not be from the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOS BY ORIGINAL RATINGS LEVEL

As of March 31, 2012

			Total				Credit loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized loss	Current year	Life-to- date	Life-to- date
Original ratings of securities, non-OTTI:
Original AAA	28	38.7%	$908.5	$803.4	$591.7	$(211.6)	$–	$–	$(140.7)
Original A	20	19.3%	451.5	451.6	228.1	(223.5)	–	–	–
Original BBB	5	2.0%	46.5	46.5	21.7	(24.8)	–	–	–

Total Non-OTTI		60.0%	1,406.5	1,301.5	841.5	(459.9)	–	–	(140.7)

Original ratings of securities, OTTI:
Original AAA	1	2.1%	50.0	43.4	17.6	(25.8)	–	(4.8)	(1.9)
Original A	42	35.0%	820.0	588.4	152.9	(435.5)	(10.1)	(233.9)	–
Original BBB	6	2.9%	67.1	24.1	2.4	(21.7)	(0.1)	(42.8)	–

Total OTTI		40.0%	937.1	655.9	172.9	(483.0)	(10.2)	(281.5)	(1.9)

Total noninvestment grade bank and insurance CDOs		100.0%	$2,343.6	$1,957.4	$1,014.4	$(942.9)	$(10.2)	$(281.5)	$(142.6)

	Average holding [2]
	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)
Original ratings of securities, non-OTTI:
Original AAA	$31.3	$27.7	$20.4	$(7.3)
Original A	16.1	16.1	8.1	(8.0)
Original BBB	9.3	9.3	4.3	(5.0)

Original ratings of securities, OTTI:
Original AAA	50.0	43.4	17.6	(25.8)
Original A	15.8	11.3	2.9	(8.4)
Original BBB	11.2	4.0	0.4	(3.6)

[1]	Valuation losses relate to securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.
[2]	The Company may have more than one holding of the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOs

As of March 31, 2012

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing [1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as % of performing collateral [4]		Collateralization %[5]		Present value of expected cash flows discounted at coupon rate as a % of par [6]	Lifetime additional projected loss from performing collateral [7]
Original Ratings of Securities, Non-OTTI:
Original AAA
Best	BB	23	21	2.43%	4.26%	92.63%		1,357.02%		100%	–
Weighted Average		29	19	15.65%	12.40%	41.39%		258.10%		100%	10.56%
Worst	CC	17	7	28.71%	26.03%	11.24%		162.23%		100%	14.51%

Original A
Best	B	34	34	–	–	27.82%		309.29%		100%	10.47%
Weighted Average		16	14	3.39%	6.68%	12.28%		137.32%		100%	12.53%
Worst	C	6	4	10.31%	25.66%	(9.73	)% [8]	72.26	% [9]	100%	14.40%

Original BBB
Best	CCC	34	34	–	–	16.70%		355.80%		100%	11.28%
Weighted Average		26	23	1.75%	4.05%	10.53%		263.14%		100%	12.52%
Worst	CC	24	20	6.13%	9.26%	5.73%		199.44%		100%	13.70%

Original Ratings of Securities, OTTI:
Original AAA
Single Security	CCC	43	24	16.89%	25.82%	29.25%		232.12%		94%	9.47%

Original A
Best	CCC	36	31	–	1.89%	39.37%		164.93%		100%	–
Weighted Average		53	33	11.82%	15.99%	(15.51)%		64.02%		80%	11.36%
Worst	C	3	–	27.50%	29.55%	(50.17)%		18.83%		36%	17.15%

Original BBB
Best	C	42	37	6.28%	3.52%	(5.91)%		74.23%		99%	9.13%
Weighted Average		78	51	13.75%	19.45%	(27.52)%		(147.50)%		42%	11.00%
Worst	C	34	15	16.89%	25.82%	(49.46)%		(275.10)%		–	14.40%

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
[2]	Collateral is identified as defaulted when a regulator closes an issuing bank.
[3]	Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
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

Certain original A-rated and original B-rated securities described in the previous schedule currently have negative subordination and are therefore under-collateralized, and yet are not identified as having OTTI. This is because our cash flow projections for these securities show negative subordination being cured prior to the securities’ maturities. The collateral that backs a tranche can increase if the more senior liabilities of the CDO decrease. This occurs when collateral deterioration due to defaults and deferral triggers alternative

ZIONS BANCORPORATION AND SUBSIDIARIES

waterfall provisions for the cash flow. A structural credit protection feature reroutes cash (interest collections) from the more junior classes of debt and income notes to pay down the principal of the most senior liabilities. As the most senior liabilities are paid down while the collateral remains unchanged (and if there are no additional unexpected defaults), the next level of tranches becomes better secured. The rerouting continues to divert cash away from the most junior classes of debt or income notes and gives better security to our tranche. Our cash flow projections predict full payment of amortized cost and interest.

Other-Than-Temporary Impairment – Investments in Debt Securities

We review investments in debt securities on an ongoing basis for the presence of OTTI. For securities where an internal income-based cash flow model or third party valuation service produces a loss-adjusted expected cash flow for the security, the presence of OTTI is identified and the amount of the credit component of OTTI is calculated by discounting this loss-adjusted cash flow at the security specific effective interest rate and comparing that value to the Company’s amortized cost of the security.

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

For some CDO tranches, for which we previously recorded OTTI, expected future cash flows have remained stable or have slightly improved subsequent to the quarter that OTTI was identified and recorded. For other CDO tranches, an adverse change in the expected future cash flow has resulted in the recording of additional OTTI. In both situations, while a large difference may remain between fair value and amortized cost, the difference is not due to credit. The expected future cash flow substantiates the return of the full amortized cost as described below. The primary drivers of unrealized losses in these CDOs are further discussed in Note 4 of the Notes to Consolidated Financial Statements. We utilize a present value technique to both identify the OTTI present in the CDO tranches and to estimate fair value.

During the first quarter of 2012, the Company recognized credit-related net impairment losses on CDOs of $10.2 million, compared to losses of $3.1 million in the same prior year period. Approximately a third of the OTTI recorded in the first three months of 2012 resulted from prepayments of trust preferred securities by issuing banks in our CDO pools. This had the effect of reducing future cash flows to certain junior CDO tranches, causing OTTI, while providing more immediate cash to senior tranches, resulting in improved balances in accumulated other comprehensive income. The remaining portion of OTTI was attributable to credit deterioration at a small number of banks.

Exposure to State and Local Governments

The Company provides multiple services to state and local governments (referred together as “municipalities”), including deposit services, loans, investment banking services, and by investing in securities issued by them.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table summarizes the Company’s exposure to state and local municipalities:

(In millions)	March 31, 2012	December 31, 2011

Loans and leases	$441	$441
Held-to-maturity – municipal securities	553	565
Available-for-sale – municipal securities	119	122
Available-for-sale – auction rate securities	41	70
Trading account – municipal securities	5	9
Unused commitments to extend credit	96	103

Total direct exposure to municipalities	$1,255	$1,310

Company policy requires that extensions of credit to municipalities be subjected to specific underwriting standards. At March 31, 2012 all of the outstanding municipal loans were performing and none were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 95% of the outstanding credits were originated by Amegy, CB&T, Vectra, and ZFNB. See Note 5 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

All municipal securities are reviewed quarterly for OTTI. HTM securities consist of unrated bonds issued by small local governmental entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of HTM and AFS municipal securities are evaluated by the Company for their credit worthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 97% are rated by major credit rating agencies and were rated investment grade as of March 31, 2012. Municipal securities in the trading account are held for resale to customers. The Company also underwrites municipal bonds and sells most of them to outside customers.

European Exposure

The Company is monitoring global economic conditions and is aware of concerns over the creditworthiness of the governments of Portugal, Ireland, Italy, Greece, and Spain. The Company has not granted loans to and does not own securities issued by these governments, and does not have any material exposure to companies or individuals in those countries.

In the normal course of business, the Company may enter into transactions with subsidiaries of companies and financial institutions headquartered in Portugal, Ireland, Italy, Greece, or Spain. Such transactions may include deposits, loans, letters of credit, and derivatives, as well as foreign currency exchange agreements. As of March 31, 2012, these transactions did not present any material direct or indirect risk exposure to the Company. Among the derivative transactions, the Company has entered into a TRS agreement with Deutsche Bank AG with regard to certain bank and insurance trust preferred CDOs (see Note 6 of the Notes to Consolidated Financial Statements). If Deutsche Bank were unable to perform under the TRS, the agreement would terminate at no cost to Zions. There would be no balance sheet impact from cancellation, and the Company would save approximately $5.3 million in fees quarterly. However, if the TRS were cancelled, the Company would lose the potential future risk mitigation benefits of the TRS, and regulatory risk weighted assets under the Basel I framework would increase by approximately $3.4 billion, which would reduce regulatory risk-based capital ratios by approximately 7%.

Loan Portfolio

As of March 31, 2012, loans and leases were $36.6 billion, reflecting a 1.5% decrease from December 31, 2011, and a 0.1% increase from March 31, 2011. The decrease from December 31, 2011 is primarily due to pay-downs and charge-offs, which continue to more than offset new loan originations.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the loan portfolio by type of loan:

	March 31, 2012		December 31, 2011		March 31, 2011
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans

Commercial:
Commercial and industrial	$10,157	27.8%	$10,335	27.8%	$9,223	25.2%
Leasing	394	1.1%	380	1.0%	366	1.0%
Owner occupied	7,887	21.6%	8,159	22.0%	8,247	22.6%
Municipal	441	1.2%	441	1.2%	435	1.2%

Total commercial	18,879		19,315		18,271

Commercial real estate:
Construction and land development	2,100	5.7%	2,265	6.1%	2,945	8.1%
Term	8,070	22.0%	7,883	21.2%	7,837	21.4%

Total commercial real estate	10,170		10,148		10,782

Consumer:
Home equity credit line	2,167	5.9%	2,187	5.9%	2,123	5.8%
1-4 family residential	3,875	10.6%	3,921	10.6%	3,625	9.9%
Construction and other consumer real estate	316	0.9%	306	0.8%	324	0.9%
Bankcard and other revolving plans	274	0.7%	291	0.8%	275	0.8%
Other	223	0.6%	226	0.6%	233	0.6%

Total consumer	6,855		6,931		6,580

FDIC-supported loans [1]	687	1.9%	751	2.0%	913	2.5%

Total net loans	$36,591	100.0%	$37,145	100.0%	$36,546	100.0%

[1]	FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.

Most of the loan portfolio contraction during the first three months of 2012 occurred in owner occupied, commercial and industrial, and construction and land development loans. The largest reductions occurred at CB&T, NSB and ZFNB.

Other Noninterest-Bearing Investments

The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	March 31, 2012	December 31, 2011	March 31, 2011

Bank-owned life insurance	$447	$443	$432
Federal Home Loan Bank stock	114	116	123
Federal Reserve stock	133	132	128
SBIC investments	50	39	39
Non-SBIC investment funds and other	117	121	123
Trust preferred securities	14	14	14

	$875	$865	$859

Deposits

Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first three months of 2012 increased by 4.4% compared to the same prior year period, with average interest-bearing deposits decreasing 0.9% and average noninterest-bearing deposits increasing 14.8%. The decline in interest-bearing deposits resulted from actions taken by the Company to reduce higher cost deposits, such as time deposits.

ZIONS BANCORPORATION AND SUBSIDIARIES

Core deposits at March 31, 2012, which exclude time deposits larger than $100,000 and brokered deposits, increased by 0.6%, or $252 million, from December 31, 2011. The increase was mainly due to increases in savings and NOW, money market, and noninterest-bearing demand deposits, partially offset by decreases in foreign deposits and time deposits less than $100,000.

Demand, savings and money market deposits comprised 89.1% of total deposits at the end of the first quarter of 2012, compared with 88.4% and 86.6% as of December 31, 2011 and March 31, 2011, respectively.

During the first quarter of 2011, the Company maintained a low level of brokered deposits due to excess liquidity and weak loan demand. At March 31, 2012, total deposits included $214 million of brokered deposits compared to $204 million at December 31, 2011 and $294 million at March 31, 2011.

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

Centralized oversight of credit risk is provided through a uniform credit policy, credit administration, and credit examination functions at the Parent. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over, and the independent evaluation of, credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Furthermore, an independent internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to management and to the Risk Oversight Committee of the Board of Directors. New, expanded, or modified products and services, as well as new lines of business, are approved by a corporate New Product Review Committee.

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

Credit risk associated with counterparties to off-balance sheet credit instruments is generally limited to the hedging of interest rate risk through the use of swaps and futures. Our subsidiary banks that engage in this

ZIONS BANCORPORATION AND SUBSIDIARIES

activity have ISDA agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between our subsidiaries and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. Some of the counterparties are domiciled in Europe; however, the Company’s maximum exposure that is not cash collateralized to any single counterparty did not exceed $16 million at March 31, 2012.

The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company attempts to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. The Company has adopted and adheres to concentration limits on various types of commercial real estate lending, particularly construction and land development lending, leveraged lending, municipal lending and lending to the energy sector. All of these limits are continually monitored and revised as necessary. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries.

The Company’s loan portfolio includes loans that were acquired from failed banks in 2009: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts. Therefore, the Company’s financial exposure to losses from these assets is substantially limited. In addition, the acquired loans have performed better than originally expected. FDIC-supported loans represent approximately 1.9% of the Company’s total loan portfolio at March 31, 2012.

LOSSES COVERED BY FDIC LOSS SHARING AGREEMENTS

	Inception through March 31, 2012
(In millions)	Total actual gross losses	Threshold

Alliance Bank	$183	$275
Vineyard Bank	216	465
Great Basin Bank	12	40

	$411	$780

The Company participates in various lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of March 31, 2012, the principal balance of such loans was $594 million, and the guaranteed portion amounted to $440 million. Most of these loans were guaranteed by the Small Business Administration. Government agency guaranteed loans, excluding FDIC-supported loans, consisted of the following as of March 31, 2012.

(Amounts in millions)	March 31, 2012	Percent guaranteed	December 31, 2011	Percent guaranteed

Commercial	$572	74%	$581	74%
Commercial real estate	20	75%	20	75%
Consumer	2	100%	2	100%

Total loans excluding FDIC-supported loans	$594	74%	$603	74%

ZIONS BANCORPORATION AND SUBSIDIARIES

The credit quality of the Company’s loan portfolio improved further during the first quarter of 2012. Nonperforming lending-related assets decreased by 3.0% and 38.7% from December 31, 2011 and March 31, 2011, respectively. Gross charge-offs declined to $80 million from $168 million in the first three months of 2012 and 2011, respectively. Net charge-offs decreased to $55 million from $146 million in the same periods.

A more comprehensive discussion of our credit risk management is contained in the Company’s 2011 Annual Report on Form 10-K.

Commercial Lending

The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.

(Amounts in millions)	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,659	14.1%	$2,755	14.3%
Manufacturing	1,944	10.3%	2,069	10.7%
Mining, quarrying and oil and gas extraction	1,767	9.4%	1,763	9.1%
Retail trade	1,625	8.6%	1,646	8.5%
Wholesale trade	1,516	8.0%	1,600	8.3%
Healthcare and social assistance	1,216	6.4%	1,245	6.4%
Construction	1,057	5.6%	1,083	5.6%
Transportation and warehousing	983	5.2%	949	4.9%
Finance and insurance	972	5.1%	865	4.5%
Professional, scientific and technical services	923	4.9%	953	4.9%
Accommodation and food services	788	4.2%	825	4.3%
Other [1]	3,429	18.2%	3,562	18.5%

Total	$18,879	100.0%	$19,315	100.0%

[1]	No other industry group exceeds 5%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans

Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Washington	Other [1]	Total	% of total CRE

Commercial term
Balance outstanding	3/31/12	$1,041.2	$591.0	$2,175.1	$709.5	$495.3	$1,056.5	$891.3	$250.5	$859.6	$8,070.0	79.4%
% of loan type		12.9%	7.3%	27.0%	8.8%	6.1%	13.1%	11.0%	3.1%	10.7%	100.0%
Delinquency rates [2]:
30-89 days	3/31/12	0.2%	1.0%	0.5%	1.2%	0.2%	1.3%	0.4%	–	0.4%	0.6%
	12/31/11	0.6%	0.4%	1.2%	0.5%	0.5%	1.6%	0.5%	–	1.1%	0.9%
≥ 90 days	3/31/12	0.9%	0.6%	0.3%	0.8%	1.9%	1.8%	0.7%	1.1%	4.3%	1.2%
	12/31/11	0.9%	0.3%	0.3%	0.4%	–	1.7%	0.6%	–	2.1%	0.8%
Accruing loans past due 90 days or more	3/31/12	$1.3	$–	$0.8	$–	$–	$–	$–	$–	$1.1	$3.2
	12/31/11	0.4	–	–	–	–	3.2	–	–	0.6	4.2
Nonaccrual loans	3/31/12	16.7	9.4	21.7	43.9	10.2	25.2	11.2	2.7	49.3	190.3
	12/31/11	13.7	3.4	26.6	37.3	13.9	23.3	9.1	–	28.9	156.2

Residential construction and land development
Balance outstanding	3/31/12	$92.7	$24.9	$157.2	$6.9	$30.6	$249.7	$153.0	$0.5	$40.3	$755.8	7.4%
% of loan type		12.3%	3.3%	20.8%	0.9%	4.1%	33.0%	20.2%	0.1%	5.3%	100.0%
Delinquency rates [2]:
30-89 days	3/31/12	1.0%	13.7%	1.5%	–	0.2%	2.5%	0.1%	–	–	1.7%
	12/31/11	0.6%	14.1%	–	0.8%	13.8%	0.4%	0.2%	–	–	1.3%
≥ 90 days	3/31/12	1.8%	–	2.7%	42.1%	20.1%	9.3%	4.0%	–	–	5.9%
	12/31/11	2.7%	–	3.9%	6.8%	5.3%	11.6%	4.5%	24.1%	–	6.7%
Accruing loans past due 90 days or more	3/31/12	$–	$–	$–	$–	$–	$–	$–	$–	$–	$–
	12/31/11	0.5	–	0.2	–	–	0.1	–	–	–	0.8
Nonaccrual loans	3/31/12	9.6	0.2	8.0	4.2	6.2	38.2	14.4	–	–	80.8
	12/31/11	13.0	–	6.4	5.0	1.9	49.6	15.0	0.2	–	91.1

Commercial construction and land development
Balance outstanding	3/31/12	$141.1	$28.8	$188.6	$77.5	$122.2	$422.1	$322.4	$24.8	$17.0	$1,344.5	13.2%
% of loan type		10.5%	2.1%	14.0%	5.8%	9.1%	31.4%	24.0%	1.8%	1.3%	100.0%
Delinquency rates [2]:
30-89 days	3/31/12	0.3%	–	0.1%	0.2%	–	0.7%	0.1%	–	–	0.3%
	12/31/11	1.6%	–	–	–	4.4%	1.7%	–	–	–	1.2%
≥ 90 days	3/31/12	2.6%	–	–	5.4%	–	3.7%	–	–	–	1.7%
	12/31/11	2.1%	–	1.1%	5.6%	5.5%	6.0%	1.7%	–	–	3.6%
Accruing loans past due 90 days or more	3/31/12	$–	$–	$–	$–	$–	$2.0	$–	$–	$–	$2.0
	12/31/11	–	–	1.6	–	–	0.1	–	–	–	1.7
Nonaccrual loans	3/31/12	3.6	–	–	5.8	–	42.5	14.9	–	–	66.8
	12/31/11	5.9	–	–	12.1	9.1	81.4	20.2	–	–	128.7

Total construction and land development	3/31/12	$233.8	$53.7	$345.8	$84.4	$152.8	$671.8	$475.4	$25.3	$57.3	$2,100.3
Total commercial real estate	3/31/12	$1,275.0	$644.7	$2,520.9	$793.9	$648.1	$1,728.3	$1,366.7	$275.8	$916.9	$10,170.3	100.0%

[1]	No other geography exceeds $108 million for all three loan types.
[2]	Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 35% of the commercial real estate term loans consist of mini-perm loans as of March 31, 2012. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 65% of commercial real estate loans are term loans with initial maturities generally of 15 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and includes, for example, criteria related to the cash flow generated by the project and occupancy rates.

Approximately 31% of the commercial construction and land development portfolio at March 31, 2012 consists of acquisition and development loans. Most of these acquisition and development properties are tied to specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20.

Although lending for residential construction and development deals with a different product type, many of the requirements previously mentioned, such as creditworthiness of the developer, up-front injection of the developer’s equity, remargining requirements, and the viability of the project are also important in underwriting a residential development loan. Heavy consideration is given to market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursements are made.

Real estate appraisals are ordered and validated independently of the credit officer and the borrower, generally by each bank’s appraisal review function, which is staffed by certified appraisers. In some cases, reports from automated valuation services are used. Appraisals are ordered from outside appraisers at the inception, renewal or, for CRE loans, upon the occurrence of any event causing a downgrade to a “criticized” or “classified” designation. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Advance rates, on an “as completed basis,” will vary based on the viability of the project and the creditworthiness of the sponsor, but corporate guidelines generally limit advances to 50% for raw land, 65% for land development, 65% for finished commercial lots, 75% for finished residential lots, 80% for pre-sold homes, 75% for models and spec homes, and 75% for commercial properties. Exceptions may be granted on a case-by-case basis.

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls, and on construction projects, independent progress inspection reports. The receipt of these schedules is closely monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, loan-by-loan reviews of pass grade loans for all commercial and residential construction and land development loans are performed quarterly at Zions Bank, NBA, and Vectra. Amegy, NSB and CB&T perform such reviews semiannually.

Interest reserves are generally established as an expense item in the budget for real estate construction or development loans. We generally require borrowers to put their equity into the project at the inception of the construction. This enables the bank to ensure the availability of equity in the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If at any time during the life of the credit the project is determined not to be viable, the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed

ZIONS BANCORPORATION AND SUBSIDIARIES

necessary. The bank then evaluates the appropriate use of interest reserves. At March 31, 2012, and March 31, 2011, Zions’ affiliates had 351 and 295 loans with an outstanding balance of $495 million and $362 million where available interest reserves amounted to $42 million and $35 million, respectively. In instances where projects have been determined not to be viable, the interest reserves and other appropriate disbursements have been frozen.

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

Complete underwriting of the guarantor includes, but is not limited to, an analysis of the guarantor’s current financial statements, leverage, liquidity, global cash flow, global debt service coverage, contingent liabilities, etc. The assessment also includes a qualitative analysis of the guarantor’s willingness to perform in the event of a problem and demonstrated history of performing in similar situations. Additional analysis may include personal financial statements, tax returns, liquidity (brokerage) confirmations and other reports, as appropriate. All personal financial statements of customers entering into new relationships with the applicable bank must not be more than 60 days old on the date the transaction is approved. Personal financial statements that are required for existing customers must be no more than 15 months old. Evaluations of the financial strength of the guarantor are performed at least annually.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company has a portfolio of $342 million of stated income mortgage loans with generally high FICO scores at origination, including “one-time close” loans to finance the construction of homes, which convert into permanent jumbo mortgages. As of March 31, 2012, approximately $33 million of these loans had FICO scores of less than 620. These totals exclude held-for-sale loans. Stated income loans account for approximately $1 million, or 22%, of our credit losses in 1-4 family residential first mortgage loans during the first three months of 2012, and were primarily in Utah and Arizona.

The Company is engaged in home equity credit line lending. At March 31, 2012, the Company’s HECL portfolio totaled $2.2 billion. Including FDIC-supported loans, approximately $1.0 billion of the portfolio is secured by first deeds of trust, while the remaining $1.2 billion is secured by junior liens. The outstanding balances and commitments by origination year for the junior lien HECLs are presented in the following schedule.

JR. LIEN HECLs – OUTSTANDING BALANCES AND TOTAL COMMITMENTS

(In millions)
	March 31, 2012		December 31, 2011
Year of origination	Outstanding balance	Total commitments	Outstanding balance	Total commitments

2012	$22	$50
2011	110	204	109	206
2010	80	141	84	147
2009	79	143	83	149
2008	174	254	184	262
2007	216	290	228	299
2006 and prior	472	896	492	918

Total	$1,153	$1,978	$1,180	$1,981

More than 99% of the Company’s HECL portfolio is still in the draw period, and approximately 55% is scheduled to begin amortizing within the next five years. Of the total home equity credit line portfolio, 0.51% was 90 or more days past due at March 31, 2012 as compared to 0.52% and 0.32% at December 31, 2011 and March 31, 2011, respectively. During the first quarter of 2012, the Company did not modify any home equity credit lines. The annualized credit losses for the HECL portfolio were 77 and 117 basis points for the first quarters of 2012 and 2011, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

As of March 31, 2012, loans representing approximately 17% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (CLTV) ratios above 100%. Estimated CLTV ratios are based on projecting values forward from the most recent valuation of the underlying collateral using home price indices at the metropolitan area level. Generally, a valuation of collateral is performed at origination. For junior lien HECLs, the estimated current balance of prior liens is added to the numerator in the calculation of CLTV. The additional breakouts for the CLTV as of March 31, 2012 and December 31, 2011 are shown in the following schedule.

HECL PORTFOLIO BY COMBINED LOAN-TO-VALUE

CLTV	March 31, 2012 percentage of HECL portfolio	December 31, 2011 percentage of HECL portfolio

>100%	17%	17%
90-100%	10%	11%
80-89%	15%	15%
<80%	58%	57%

	100%	100%

Underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination. Credit bureau data, credit scores, and estimated CLTV are refreshed on a quarterly basis, and are used to monitor and manage accounts, including amounts available under the lines of credit. The allowance for loan losses is determined through the use of roll rate models, and first lien HECLs are modeled separate from junior lien HECLs. Refer to Note 5 of the Notes to Consolidated Financial Statements for additional information on the allowance.

Nonperforming Assets

As reflected in the following table, the Company’s nonperforming lending-related assets as a percentage of loans and leases and OREO decreased to 2.79% at March 31, 2012, compared with 2.83% at December 31, 2011 and 4.54% at March 31, 2011.

Total nonaccrual loans, excluding FDIC-supported loans, at March 31, 2012 decreased by $37 million from December 31, 2011. The decrease is primarily due to a $72 million decrease in construction and land development loans, an $18 million decrease in loans held for sale, partially offset by a $35 million and a $22 million increase in term loans and commercial and industrial loans, respectively. The greatest total decreases in nonaccrual loans occurred at Amegy and Vectra, while the largest increases were recorded at CB&T and ZFNB.

The balance of nonaccrual loans can decrease due to pay-downs, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. Company policy does not allow the conversion of nonaccrual construction and land development loans to commercial real estate term loans. Refer to Note 5 of the Notes to Consolidated Financial Statements for more information.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table sets forth the Company’s nonperforming lending-related assets:

(Amounts in millions)	March 31, 2012	December 31, 2011	March 31, 2011

Nonaccrual loans	$849	$886	$1,379
Other real estate owned	130	129	225

Nonperforming lending-related assets, excluding FDIC-supported assets	979	1,015	1,604

FDIC-supported nonaccrual loans	23	24	33
FDIC-supported other real estate owned	29	24	44

FDIC-supported nonperforming lending-related assets	52	48	77

Total nonperforming lending-related assets	$1,031	$1,063	$1,681

Ratio of nonperforming lending-related assets to net loans and leases [1] and other real estate owned	2.79%	2.83%	4.54%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$38	$19	$15
FDIC-supported loans past due 90 days or more	77	75	95
Ratio of accruing loans past due 90 days or more to net loans and leases [1]	0.31%	0.25%	0.30%

Nonaccrual loans and accruing loans past due 90 days or more	$987	$1,004	$1,522
Ratio of nonaccrual loans and accruing loans past due 90 days or more to net loans and leases [1]	2.68%	2.69%	4.14%

Accruing loans past due 30 – 89 days, excluding FDIC-supported loans	$171	$184	$234
FDIC-supported loans past due 30 – 89 days	14	25	22

Classified loans, excluding FDIC-supported loans	2,076	2,056	3,046

[1]	Includes loans held for sale.

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

For certain TDRs, we split the loan into two new notes – A note and B note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected are accounted for as recoveries. The outstanding balance of loans restructured using the A/B note strategy was approximately $260 million at March 31, 2012.

If the restructured loan performs for at least six months according to the modified terms, and an analysis of the customer’s financial condition indicates that the Company is reasonably assured of repayment of the modified principal and interest, the loan may be returned to accrual status. The borrower’s payment performance prior to and following the restructuring is taken into account in determining whether or not a loan should be returned to accrual status.

ZIONS BANCORPORATION AND SUBSIDIARIES

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	March 31, 2012	December 31, 2011	March 31, 2011

Restructured loans – accruing	$401	$448	$366
Restructured loans – nonaccruing	277	296	344

Total	$678	$744	$710

In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). Company policy requires that the removal of TDR status be approved at the same management level that approves the upgrading of a loan’s classification. See Note 5 of the Notes to Consolidated Financial Statements.

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

Three Months Ended
(In millions)	March 31, 2012

Balance at beginning of period	$744
New identified TDRs and principal increases	88
Payments and payoffs	(67)
Charge-offs	(9)
No longer reported as TDRs	(62)
Sales and other	(16)

Balance at end of period	$678

Other Nonperforming Assets

In addition to the lending related nonperforming assets, the Company had $143 million in carrying value of investments in debt securities that were on nonaccrual status at March 31, 2012, compared to $124 million and $269 million at December 31, 2011 and March 31, 2011, respectively.

Allowance and Reserve for Credit Losses

In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

	Three Months Ended	Twelve Months Ended	Three Months Ended
(Amounts in millions)	March 31, 2012	December 31, 2011	March 31, 2011

Loans and leases outstanding (net of unearned income)	$36,591	$37,145	$36,546

Average loans and leases outstanding (net of unearned income)	$36,792	$36,798	$36,668

Allowance for loan losses:
Balance at beginning of period	$1,050	$1,440	$1,440
Provision charged against earnings	16	75	60
Adjustment for FDIC-supported loans	(1)	(9)	(4)
Charge-offs:
Commercial	(35)	(241)	(66)
Commercial real estate	(28)	(229)	(75)
Consumer	(17)	(90)	(27)

Total	(80)	(560)	(168)

Recoveries:
Commercial	10	55	13
Commercial real estate	12	35	5
Consumer	3	14	4

Total	25	104	22

Net loan and lease charge-offs	(55)	(456)	(146)

Balance at end of period	$1,010	$1,050	$1,350

Ratio of annualized net charge-offs to average loans and leases	0.59%	1.24%	1.59%

Ratio of allowance for loan losses to net loans and leases, at period end	2.76%	2.83%	3.69%

Ratio of allowance for loan losses to nonperforming loans, at period end	115.81%	115.40%	95.56%

Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	102.31%	104.62%	88.69%

The total allowance for loan losses declined during the first three months of 2012 due to the improved credit quality metrics observed in the loan portfolio and improved economic conditions. The Company decreased the portion of the ALLL related to qualitative and environmental factors to reflect improving economic conditions.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s consolidated balance sheet, and any related increases or decreases in the reserve are included in noninterest expense in the statement of income. The reserve balance decreased by $3.7 million and $3.5 million from December 31, 2011 and March 31, 2011 respectively. These decreases are primarily due to improved credit quality measures. See Note 5 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company, including interest rate and market risk management. The Boards of Directors of the Company’s subsidiary banks are also required to review and approve these policies. In addition, the Board establishes and periodically revises policy limits, and reviews limit exceptions reported by management. The Board has established the management ALCO to which it has delegated the management of interest rate and market risk for the Company.

Interest Rate Risk

Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The Company’s balance sheet was more asset sensitive on March 31, 2012 than it was on December 31, 2011. Due to the low level of rates and the natural lower bound of zero for market indices, there is minimal sensitivity to falling rates at the current time. Decreasing market index rates by 200bp, with a lower bound of 0%, decreases interest income by 2% in the income simulation. However, if the Federal Reserve continues to implement its announced intent to keep interest rates at historically low levels though 2014, given the Company’s asset sensitivity, it expects its net interest margin to be under modest pressure.

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

Duration of equity is derived by first calculating the dollar duration of all assets, liabilities and derivative instruments. Dollar duration is determined by calculating the fair value of each instrument assuming interest rates sustain immediate and parallel movements up 10 bps and down 10 bps. The average of these two changes in fair value is the dollar duration. Subtracting the dollar duration of liabilities from the dollar duration of assets and adding the net dollar duration of derivative instruments results in the dollar duration of equity. Duration of equity is computed by dividing the dollar duration of equity by the fair value of equity. A positive value implies that an increase in interest rates decreases the dollar value of equity, whereas a negative value implies that an increase in interest rates increases the dollar value of equity. The Company’s policy is generally to maintain a duration of equity between -3% to +7%. However, exceptions to the policy have been approved by the Company’s Board of Directors. In the current low interest rate environment, the Company is operating with a duration of equity of slightly less than -3% in some planning scenarios.

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

As of the dates indicated, the following schedule shows the Company’s estimated duration of equity and percentage change in interest sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain an immediate parallel change of 200 basis points. The Company estimates interest rate risk with two sets of deposit repricing scenarios. The first scenario assumes that administered-rate deposits (money market, interest-earning checking, and savings) reprice at a faster speed in response to changes in interest rates. The second scenario assumes that those deposits reprice at a slower speed.

	March 31, 2012		December 31, 2011
	Fast	Slow	Fast	Slow
Duration of equity [1]:
Base case	-1.5%	-4.5%	-1.0%	-3.8%
Increase interest rates by 200 bps	-1.8	-4.0	-1.5	-3.5

	Deposit repricing response
	Fast	Slow	Fast	Slow
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bps	9.7%	12.3%	7.4%	10.0%
Decrease interest rates by 200 bps [2]	-2.5	-2.8	-2.0	-2.3

[1]	The duration of equity is the modified duration reported in percentages.
[2]	In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

During the first three months of 2012, the duration of equity became more negative. Therefore, the Company slightly increased its asset sensitivity primarily as a result of the new issuance of five-year debt securities and the $700 million redemption of TARP preferred stock with short-term cash balances. Additionally, duration of the loan portfolio declined modestly and can be attributed to a reduction in the average time to reset for floating rate loans and a decline in the percentage of loans with floors from approximately 43% of floating rate loans at December 31, 2011 to 42% at March 31, 2012. The changes in income simulation sensitivity can be attributed to the same factors affecting the duration of equity.

Market Risk – Fixed Income

The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

At March 31, 2012, the Company had $19 million of trading assets and $47 million of securities sold, not yet purchased, compared with $40 million and $44 million at December 31, 2011 and $57 million and $101 million at March 31, 2011, respectively.

The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in OCI for each financial reporting period. During the first three months of 2012, the after-tax increase in OCI attributable to AFS and HTM securities was $24 million compared to a $28 million decrease recorded in the same prior year period. The decrease attributable to interest rate swaps for the first quarters of 2012 and 2011 was $3 million and $8 million, respectively. If any of the AFS or HTM securities become other than temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” for additional information on OTTI.

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

Additionally, Amegy has an alternative investments portfolio. These investments were primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds were generally not a part of the strategy since the underlying companies were typically not creditworthy.

Under provisions of the Dodd-Frank Act, the Company is allowed to fund remaining unfunded portions of existing private equity fund commitments, such as those described above, but is not allowed to make any new commitments to invest in private equity funds, except for SBIC funds.

A more comprehensive discussion of the Company’s interest rate and market risk management is contained in the Company’s 2011 Annual Report on Form 10-K.

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

Consolidated cash and interest-bearing deposits at the Parent and its subsidiaries increased slightly to $8.7 billion at March 31, 2012 from $8.2 billion at December 31, 2011. This increase was a result of net loan collections, issuance of long-term debt, and an increase in deposits, partially offset by the redemption of $700 million of the $1.4 billion Series D Fixed-Rate Cumulative Perpetual Preferred Stock issued to the U.S. Department of the Treasury under its Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).

Parent Company Liquidity

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

During the first quarter of 2012, the Parent received common dividends totaling $48.7 million and preferred dividends totaling $15.4 million from its banking subsidiaries. The dividends that our bank subsidiaries can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements. During the first quarter of 2012, all of the Company’s operating segment subsidiary banks recorded a profit. We expect that this profitability will be sustained thus permitting additional payments of dividends by the banks to the Parent, and/or returns of capital to the Parent during the remainder of 2012.

The Company has held the dividend on its common stock to $0.01 per share per quarter to conserve both capital and cash at the Parent.

General financial market and economic conditions impact the Company’s access to and cost of external financing and continued to gradually improve in the first quarter of 2012. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first quarter of 2012. While Moody’s rates the Company’s senior debt as Ba3 or noninvestment grade, Standard & Poor's, Fitch, and DBRS all rate the Company’s senior debt at a low investment grade level. In addition, all four rating agencies rate the Company’s subordinated debt as noninvestment grade.

During the first quarter of 2012, the primary sources of additional cash to the Parent in the capital markets were (1) $300 million issuance of five-year 4.5% unsecured senior notes, proceeds net of fees and discounts were $281 million and (2) $55 million issuance of one- to two-year unsecured senior notes. The Parent’s cash balance decreased to $512 million at March 31, 2012 compared to a cash balance of $956 million at December 31, 2011, mainly due to the redemption of $700 million of the TARP Series D Preferred Stock as part of the Company’s 2012 Capital Plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents the Parent’s balance sheet at March 31, 2012, December 31, 2011, and March 31, 2011.

PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	March 31, 2012	December 31, 2011	March 31, 2011

ASSETS
Cash and due from banks	$2,019	$11	$2,011
Interest-bearing deposits	510,383	956,476	507,099
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $18,598, $13,019 and $15,738)	23,956	20,118	15,166
Available-for-sale, at fair value	385,628	382,880	1,179,271
Loans, net of unearned fees of $0, $0 and $0 and allowance for loan losses of $0, $33 and $31	–	1,495	1,497
Other noninterest-bearing investments	52,731	52,903	52,448
Investments in subsidiaries:
Commercial banks and bank holding company	7,159,648	7,070,620	6,803,545
Other operating companies	44,175	45,043	71,469
Nonoperating – ZMFU II, Inc. [1]	92,848	92,751	93,102
Receivables from subsidiaries:
Other operating companies	20,000	190	1,400
Other assets	281,529	285,971	293,122

	$8,572,917	$8,908,458	$9,020,130

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$87,286	$104,829	$189,718
Commercial paper:
Due to affiliates	45,991	45,995	45,984
Due to others	2,481	3,063	18,163
Other short-term borrowings
Due to affiliates	14	5	101,818
Due to others	16,900	66,883	160,645
Subordinated debt to affiliated trusts	309,278	309,278	309,278
Long-term debt
Due to affiliates	10	53	93,218
Due to others	1,721,844	1,393,044	1,355,454

Total liabilities	2,183,804	1,923,150	2,274,278

Shareholders’ equity:
Preferred stock	1,737,633	2,377,560	2,162,399
Common stock	4,162,522	4,163,242	4,178,369
Retained earnings	1,060,525	1,036,590	904,247
Accumulated other comprehensive income (loss)	(571,567)	(592,084)	(499,163)

Total shareholders’ equity	6,389,113	6,985,308	6,745,852

	$8,572,917	$8,908,458	$9,020,130

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

During the first quarters of 2012 and 2011, the Parent’s operating expenses included cash payments for interest of approximately $36 million and $40 million, respectively. Additionally, the Parent paid approximately $41 million and $35 million of dividends on preferred stock and common stock, respectively,

ZIONS BANCORPORATION AND SUBSIDIARIES

for the same applicable periods.

Repayments of short-term borrowings by the Parent exceeded new issuances, which resulted in net cash outflows of $51 million during the first quarter of 2012.

At March 31, 2012, maturities of the Company’s long-term senior and subordinated debt ranged from June 2012 to March 2017.

Subsidiary Bank Liquidity

The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At March 31, 2012, these core deposits, excluding brokered deposits, in aggregate, constituted 95.5% of consolidated deposits, compared with 95.4% of consolidated deposits at December 31, 2011. On a consolidated basis, the Company’s net loan to total deposit ratio is at a historical low of 84.9%, as compared to 86.6% as of December 31, 2011 and 90.0% as of March 31, 2011.

Historically, the Company’s subsidiary banks have also obtained brokered deposits to serve as an additional source of liquidity, which is currently not needed. During the first quarter of 2012, total brokered deposits increased slightly by $10 million to $214 million at March 31, 2012 from $204 million at December 31, 2011. Brokered deposits are 0.5% of total deposits at March 31, 2012.

Total deposits increased by $223 million during the first quarter of 2012 mainly due to a combined increase of $444 million in Savings and NOW and money market deposits. Noninterest-bearing demand deposits also increased during the first quarter by $74 million. These increases were partially offset by a combined decrease in time and foreign deposits of $295 million.

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

The FHLB system has, from time to time, been a significant source of funding and back-up liquidity for each of the Company’s subsidiary banks. Zions Bank, TCBW, and TCBO are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. At March 31, 2012, the amount available for additional FHLB and Federal Reserve borrowings was approximately $13.5 billion. At March 31, 2012 the Company had a de minimus amount of long-term borrowings outstanding with the FHLB – approximately $24 million, which was essentially unchanged from the December 31, 2011 balance. At March 31, 2012 and December 31, 2011, the subsidiary banks’ total investment in FHLB stock was approximately $114 million and $116 million, respectively.

The Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is taken. For the first quarter of 2012, investment securities’ activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $46 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Contraction in lending activity for the first quarter of 2012 resulted in a net cash inflow of $415 million compared to a net cash outflow of $45 million for the first quarter of 2011.

During the first quarters of 2012 and 2011, the Company received net cash income tax refunds of $21.7 million and $0.1 million, respectively, the majority of which was for the benefit of our subsidiary banks and the remainder for the benefit of the Parent.

A more comprehensive discussion of our liquidity management is contained in Zions’ 2011 Annual Report on Form 10-K.

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

Note 7 of the Notes to Consolidated Financial Statements provides additional information on the Company’s debt and equity transactions during the first quarter of 2012 and its projected transactions during the second quarter of 2012.

On March 13, 2012, the Federal Reserve notified the Company that it did not object to the capital actions proposed in the Company’s Capital Plan, submitted pursuant to the Federal Reserve’s 2012 Capital Plan and Review (CapPR). The plan included the redemption in its entirety ($1.4 billion) of the Company’s TARP preferred equity in 2012 in two installments without the issuance of any new common or preferred stock. The second $700 million installment is also contingent on (1) maintenance of adequate Parent Company liquidity; (2) return of $500 million of capital from the Company’s subsidiary banks to the Parent, which requires primary bank regulator approval; and (3) no material deterioration in the Company’s overall condition. The Capital Plan also included the issuance of $600 million of senior debt.

On March 28, 2012, the Company redeemed $700 million, or 50%, of its Series D Fixed-Rate Cumulative Perpetual Preferred Stock issued to the U.S. Department of the Treasury under its TARP CPP.

ZIONS BANCORPORATION AND SUBSIDIARIES

Total controlling interest shareholders’ equity at March 31, 2012 was $6,389 million compared to $6,985 million at December 31, 2011, a decrease of 8.5%. The decrease in total controlling interest shareholders’ equity from December 31, 2011 is primarily due to the redemption of $700 million of the Series D Preferred Stock previously discussed and $40.8 million of dividends paid on preferred and common stock, partially offset by $89.7 million of net income applicable to controlling interest and $24.0 million improvement in net unrealized losses on investment securities recorded in other comprehensive income. The improvement in net unrealized losses on investment securities recorded in the first quarter of 2012 was a result of slightly lower risk premiums on and faster prepayment of selected investment securities.

The Company paid $1.8 million in dividends on common stock during the first quarter of 2012. The dividends paid per share of $0.01 were unchanged from the rate paid since the third quarter of 2009. Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury. The Company’s Capital Plan submitted to the Federal Reserve maintains the current common stock dividend of $0.01 per share throughout 2012.

The Company recorded preferred stock dividends of $64.2 million and $38.1 million during the first quarters of 2012 and 2011, respectively. Preferred dividends for the first quarters of 2012 and 2011 include $42.6 million and $22.8 million, respectively, related to the TARP preferred stock issued to the U.S. Department of the Treasury, consisting of cash payments of $17.4 million and $17.5 million in the first quarters of 2012 and 2011, respectively, and accretion of $25.2 million and $5.3 million in the first quarters of 2012 and 2011, respectively, for the difference between the fair value and par amount of the TARP preferred stock when issued.

Conversions of convertible subordinated debt into preferred stock have augmented the Company’s capital position and reduced future refinancing needs. From the original modification in June 2009 through March 31, 2012, $692 million of debt has been extinguished and $808 million of preferred capital has been added. The following schedule shows the effect the conversions had on Tier 1 capital and outstanding convertible subordinated debt during 2011 and during the first quarter of 2012.

On April 19, 2012, the Company filed a Form 8-K disclosing that as of April 18, 2012, holders of subordinated notes elected to convert a combined $50.2 million principal amount of these notes into the Company’s preferred stock. The Company expects an additional 50,192 shares of Series C preferred stock will be issued when the conversions close on May 15, 2012 (for the subordinated notes due May 15, 2014) and May 16, 2012 (for the subordinated notes due November 16, 2015), unless the elections are revoked prior to those dates. Also, $8.5 million of the original beneficial conversion feature will be reclassified into preferred stock from common stock as a result of this conversion. The expected pretax accelerated discount amortization attributable to the conversions will be approximately $16.2 million in the second quarter of 2012, compared to $12.2 million in the first quarter of 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

IMPACT OF CONVERTIBLE SUBORDINATED DEBT

	Three Months Ended
(In millions)	Pro Forma Subsequent to March 31, 2012 [1]	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Preferred equity
Convertible subordinated debt converted to preferred stock	$50	$30	$15	$17	$138	$86
Beneficial conversion feature reclassified from common to preferred stock	9	5	2	3	23	15

Change in preferred equity	59	35	17	20	161	101

Common equity
Accelerated convertible subordinated debt discount amortization, net of tax	(13)	(10)	(5)	(6)	(50)	(33)
Beneficial conversion feature reclassified from common to preferred stock	(9)	(5)	(2)	(3)	(23)	(15)

Change in common equity	(22)	(15)	(7)	(9)	(73)	(48)

Net impact on Tier 1 capital	$37	$20	$10	$11	$88	$53

Convertible subordinated debt outstanding	$467	$518	$547	$562	$579	$718

[1]

Reflects the expected conversion of subordinated debt into preferred stock in May 2012 and the associated accelerated convertible subordinated debt amortization and beneficial conversion feature transferred from common stock to preferred stock.

On May 7, 2012, the Company issued $143.75 million of a new series of Tier 1 Capital qualifying perpetual preferred stock at a dividend of 7.9%, the proceeds of which it expects to use to redeem all outstanding shares of its Series E fixed-rate resettable non-cumulative perpetual preferred stock. The Series E securities, which have an aggregate par amount of $142.5 million and current dividend of 11%, are callable on June 15, 2012. The issuance of the new Series F preferred stock and redemption of the Series E preferred stock will reduce preferred stock dividends paid by the Company by approximately $4.3 million per year.

Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of March 31, 2012, the Company’s capital ratios were as follows:

CAPITAL RATIOS

	March 31, 2012	December 31, 2011	March 31, 2011

Tangible common equity ratio	6.89%	6.77%	7.01%
Tangible equity ratio	10.24%	11.33%	11.36%
Average equity to average assets (three months ended)	13.31%	13.27%	13.25%

Risk-based capital ratios:
Tier 1 common to risk-weighted assets	9.71%	9.57%	9.32%
Tier 1 leverage	12.17%	13.40%	13.14%
Tier 1 risk-based capital	14.83%	16.13%	15.46%
Total risk-based capital	16.76%	18.06%	17.77%

ZIONS BANCORPORATION AND SUBSIDIARIES

At March 31, 2012, regulatory Tier 1 risk-based capital and total risk-based capital were $6,333 million and $7,157 million compared to $6,946 million and $7,780 million at December 31, 2011, and $6,576 million and $7,558 million at March 31, 2011, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

TIER 1 COMMON EQUITY (NON-GAAP)

(Amounts in millions)	March 31, 2012	December 31, 2011	March 31, 2011

Controlling interest shareholders’ equity (GAAP)	$6,389	$6,985	$6,746
Accumulated other comprehensive loss (income)	572	592	499
Non-qualifying goodwill and intangibles	(1,079)	(1,083)	(1,097)
Disallowed deferred tax assets	–	–	(18)
Other regulatory adjustments	3	4	(2)
Qualifying trust preferred securities	448	448	448

Tier 1 capital (regulatory)	6,333	6,946	6,576
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(1,738)	(2,377)	(2,162)

Tier 1 common equity (non-GAAP)	$4,147	$4,121	$3,966

Risk-weighted assets (regulatory)	$42,704	$43,077	$42,535
Tier 1 common to risk-weighted assets (non-GAAP)	9.71%	9.57%	9.32%

2. Core net interest margin

This Form 10-Q presents a “core net interest margin” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt; (2) accelerated discount amortization on convertible subordinated debt which has been converted; and (3) additional accretion of interest income on acquired loans based on increased projected cash flows.

The schedule below provides a reconciliation of net interest margin (GAAP) to core net interest margin (non-GAAP).

NET INTEREST MARGIN TO CORE NET INTEREST MARGIN (NON-GAAP)

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011

Net interest margin as reported (GAAP)	3.73%	3.86%	3.76%
Adjust for the impact on net interest margin of:
Discount amortization on convertible subordinated debt	0.09%	0.09%	0.11%
Accelerated discount amortization on convertible subordinated debt	0.10%	0.05%	0.36%
Additional accretion of interest income on acquired loans	(0.11)%	(0.14)%	(0.17)%

Core net interest margin (non-GAAP)	3.81%	3.86%	4.06%

3. Income before income taxes and subordinated debt conversions

This Form 10-Q presents “income before income taxes and subordinated debt conversions” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt and (2) accelerated discount amortization on convertible subordinated debt which has been converted.

The schedule on page 57 provides a reconciliation of income before income taxes (GAAP) to income before income taxes and subordinated debt conversions (non-GAAP).

4. Total shareholders’ equity to tangible equity and tangible common equity

This Form 10-Q presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock and noncontrolling interests for tangible common equity.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule provides a reconciliation of total shareholders’ equity (GAAP) to both tangible equity (non-GAAP) and tangible common equity (non-GAAP).

TANGIBLE EQUITY (NON-GAAP) AND

TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	March 31, 2012	December 31, 2011	March 31, 2011

Total shareholders’ equity (GAAP)	$6,387	$6,983	$6,745
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(64)	(68)	(82)

Tangible equity (non-GAAP) (a)	5,308	5,900	5,648
Preferred stock	(1,738)	(2,377)	(2,162)
Noncontrolling interests	2	2	1

Tangible common equity (non-GAAP) (b)	$3,572	$3,525	$3,487

Total assets (GAAP)	$52,896	$53,149	$50,808
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(64)	(68)	(82)

Tangible assets (non-GAAP) (c)	$51,817	$52,066	$49,711

Tangible equity ratio (a/c)	10.24%	11.33%	11.36%
Tangible common equity ratio (b/c)	6.89%	6.77%	7.01%

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Offer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Offer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2012.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

The Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s 2011 Annual Report on Form 10-K; however, this filing contains updated disclosures related to significant risk factors discussed in “Investment Securities Portfolio,” “Credit Risk Management,” “Market Risk – Fixed Income,” and “Liquidity Risk Management.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table summarizes the Company’s share repurchases for the first quarter of 2012:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

January	14,519	$18.38	–	$–
February	15,214	17.05	–	–
March	157	18.99	–	–

First quarter	29,890	17.71	–

[1]

Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock and settlement of restricted stock units under the “withholding shares” provision of an employee share-based compensation plan.

ITEM 6.	EXHIBITS

a)	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated November 8, 1993, incorporated by reference to Exhibit 3.1 of Form S-4 filed on November 22, 1993.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.2	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 30, 1997, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2008.	*

3.3	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated April 24, 1998, incorporated by reference to Exhibit 3.3 of Form 10-Q for the quarter ended March 31, 2009.	*

3.4	Articles of Amendment to Restated Articles of Incorporation of Zions Bancorporation dated April 25, 2001, incorporated by reference to Exhibit 3.6 of Form S-4 filed July 13, 2001.	*

3.5	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated December 5, 2006, incorporated by reference to Exhibit 3.5 of Form 10-K for the year ended December 31, 2011.	*

3.6	Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007 (filed herewith).

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 8, 2008.	*

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008, incorporated by reference to Exhibit 3.1 of Form 8-K filed November 17, 2008.	*

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 1, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 3, 2010.	*

3.12	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 14, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 15, 2010.	*

3.13	Restated Bylaws of Zions Bancorporation dated November 8, 2011, incorporated by reference to Exhibit 3.13 of Form 10-Q for the quarter ended September 30, 2011.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three months ended March 31, 2012 and March 31, 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and March 31, 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and March 31, 2011, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and (v) the Notes to the Consolidated Financial Statements (furnished herewith).

*	Incorporated by reference

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

Date: May 10, 2012