Form 10-Q
period 2012-06-30
ZIONS BANCORPORATION /UT/
filed 2012-08-08
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 31, 2012	184,148,177 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$1,124,673	$1,224,350
Money market investments:
Interest-bearing deposits	7,887,175	7,020,895
Federal funds sold and security resell agreements	83,529	102,159
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $715,710 and $729,974)	773,016	807,804
Available-for-sale, at fair value	3,167,590	3,230,795
Trading account, at fair value	20,539	40,273
	3,961,145	4,078,872
Loans held for sale	139,245	201,590
Loans, net of unearned income and fees:
Loans and leases	36,231,104	36,393,782
FDIC-supported loans	642,246	750,870
	36,873,350	37,144,652
Less allowance for loan losses	971,716	1,049,958
Loans, net of allowance	35,901,634	36,094,694
Other noninterest-bearing investments	867,882	865,231
Premises and equipment, net	714,913	719,276
Goodwill	1,015,129	1,015,129
Core deposit and other intangibles	59,277	67,830
Other real estate owned	144,816	153,178
Other assets	1,507,594	1,605,905
	$53,407,012	$53,149,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$16,498,248	$16,110,857
Interest-bearing:
Savings and NOW	7,505,841	7,159,101
Money market	14,439,389	14,616,740
Time	3,211,942	3,413,550
Foreign	1,504,827	1,575,361
	43,160,247	42,875,609
Securities sold, not yet purchased	104,882	44,486
Federal funds purchased and security repurchase agreements	759,591	608,098
Other short-term borrowings	7,621	70,273
Long-term debt	2,274,571	1,954,462
Reserve for unfunded lending commitments	103,586	102,422
Other liabilities	507,151	510,531
Total liabilities	46,917,649	46,165,881
Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,800,473	2,377,560
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 184,117,522 and 184,135,388 shares	4,157,525	4,163,242
Retained earnings	1,110,120	1,036,590
Accumulated other comprehensive income (loss)	(576,147)	(592,084)
Controlling interest shareholders’ equity	6,491,971	6,985,308
Noncontrolling interests	(2,608)	(2,080)
Total shareholders’ equity	6,489,363	6,983,228
	$53,407,012	$53,149,109
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$478,569	$523,741	$965,184	$1,041,898
Interest on money market investments	5,099	3,199	9,727	6,042
Interest on securities:
Held-to-maturity	9,325	9,009	18,284	17,673
Available-for-sale	25,090	22,179	48,248	44,455
Trading account	148	538	486	990
Total interest income	518,231	558,666	1,041,929	1,111,058
Interest expense:
Interest on deposits	20,823	34,257	44,236	70,741
Interest on short-term borrowings	256	1,783	1,035	3,963
Interest on long-term debt	65,165	106,454	122,372	196,326
Total interest expense	86,244	142,494	167,643	271,030
Net interest income	431,987	416,172	874,286	840,028
Provision for loan losses	10,853	1,330	26,517	61,330
Net interest income after provision for loan losses	421,134	414,842	847,769	778,698
Noninterest income:
Service charges and fees on deposit accounts	43,426	42,878	86,958	87,408
Other service charges, commissions and fees	38,554	43,958	72,780	85,643
Trust and wealth management income	8,057	7,179	14,431	13,933
Capital markets and foreign exchange	7,342	8,358	13,076	15,572
Dividends and other investment income	21,542	17,239	31,022	25,267
Loan sales and servicing income	10,287	9,836	18,639	15,849
Fair value and nonhedge derivative income (loss)	(6,784)	4,195	(11,184)	5,415
Equity securities gains (losses), net	107	(1,636)	9,252	(739)
Fixed income securities gains (losses), net	5,519	(2,396)	6,239	(2,455)
Impairment losses on investment securities:
Impairment losses on investment securities	(24,026)	(6,339)	(42,299)	(9,444)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	16,718	1,181	24,782	1,181
Net impairment losses on investment securities	(7,308)	(5,158)	(17,517)	(8,263)
Other	2,280	3,896	6,325	24,862
Total noninterest income	123,022	128,349	230,021	262,492
Noninterest expense:
Salaries and employee benefits	220,765	222,138	445,399	437,148
Occupancy, net	28,169	27,588	56,120	55,598
Furniture and equipment	27,302	26,153	54,094	51,815
Other real estate expense	6,440	17,903	14,250	42,070
Credit-related expense	12,415	17,124	25,900	32,037
Provision for unfunded lending commitments	4,868	(1,904)	1,164	(11,444)
Legal and professional services	12,947	8,432	24,043	15,121
Advertising	6,618	5,962	12,425	12,873
FDIC premiums	10,444	15,232	21,363	39,333
Amortization of core deposit and other intangibles	4,262	4,855	8,553	10,556
Other	67,426	72,773	130,717	139,524
Total noninterest expense	401,656	416,256	794,028	824,631
Income before income taxes	142,500	126,935	283,762	216,559
Income taxes	51,036	54,325	102,895	91,358
Net income	91,464	72,610	180,867	125,201
Net loss applicable to noncontrolling interests	(273)	(265)	(546)	(491)
Net income applicable to controlling interest	91,737	72,875	181,413	125,692
Preferred stock dividends	(36,522)	(43,837)	(100,709)	(81,887)
Net earnings applicable to common shareholders	$55,215	$29,038	$80,704	$43,805
Weighted average common shares outstanding during the period:
Basic shares	182,985	182,472	182,892	182,092
Diluted shares	183,137	182,728	183,050	182,365
Net earnings per common share:
Basic	$0.30	$0.16	$0.44	$0.24
Diluted	0.30	0.16	0.44	0.24
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$91,464	$72,610	$180,867	$125,201
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains (losses) on investments	6,431	(4,272)	29,045	(36,060)
Reclassification for net losses on investments included in earnings	821	4,636	6,619	6,590
Noncredit-related impairment losses on securities not expected to be sold	(10,323)	(729)	(15,303)	(729)
Accretion of securities with noncredit-related impairment losses not expected to be sold	367	73	532	99
Net unrealized losses on derivative instruments	(1,876)	(5,036)	(4,956)	(13,095)
Other comprehensive income (loss)	(4,580)	(5,328)	15,937	(43,195)
Comprehensive income	86,884	67,282	196,804	82,006
Comprehensive loss applicable to noncontrolling interests	(273)	(265)	(546)	(491)
Comprehensive income applicable to controlling interest	$87,157	$67,547	$197,350	$82,497
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount
Balance at December 31, 2011	$2,377,560	184,135,388	$4,163,242	$1,036,590	$(592,084)	$(2,080)	$6,983,228
Net income (loss) for the period				181,413		(546)	180,867
Other comprehensive income					15,937		15,937
Issuance of preferred stock	143,750		(2,408)				141,342
Preferred stock redemption	(842,500)		3,830	(3,830)			(842,500)
Subordinated debt converted to preferred stock	93,568		(13,602)				79,966
Net activity under employee plans and related tax benefits		(17,866)	6,463				6,463
Dividends on preferred stock	28,095			(100,709)			(72,614)
Dividends on common stock, $0.02 per share				(3,704)			(3,704)
Change in deferred compensation				360			360
Other changes in noncontrolling interests						18	18
Balance at June 30, 2012	$1,800,473	184,117,522	$4,157,525	$1,110,120	$(576,147)	$(2,608)	$6,489,363

Balance at December 31, 2010	$2,056,672	182,784,086	$4,163,619	$889,284	$(461,296)	$(1,065)	$6,647,214
Net income (loss) for the period				125,692		(491)	125,201
Other comprehensive loss					(43,195)		(43,195)
Subordinated debt converted to preferred stock	262,062		(37,744)				224,318
Issuance of common stock		1,067,540	25,048				25,048
Net activity under employee plans and related tax benefits		459,664	7,446				7,446
Dividends on preferred stock	10,636			(81,887)			(71,251)
Dividends on common stock, $0.02 per share				(3,653)			(3,653)
Change in deferred compensation				1,909			1,909
Other changes in noncontrolling interests						54	54
Balance at June 30, 2011	$2,329,370	184,311,290	$4,158,369	$931,345	$(504,491)	$(1,502)	$6,913,091
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$91,464	$72,610	$180,867	$125,201
Adjustments to reconcile net income to net cash provided by operating activities:
Net impairment losses on investment securities	7,308	5,158	17,517	8,263
Provision for credit losses	15,721	(574)	27,681	49,886
Depreciation and amortization	62,166	105,790	119,309	195,596
Deferred income tax expense (benefit)	(630)	33,913	19,055	87,703
Net increase (decrease) in trading securities	(1,506)	5,397	19,734	(2,485)
Net decrease in loans held for sale	50,464	41,041	71,377	69,512
Net write-downs of and losses from sales of other real estate owned	5,509	14,363	13,341	34,113
Change in other liabilities	(11,731)	29,928	(30,530)	(6,896)
Change in other assets	38,398	41,334	88,823	59,488
Other, net	3,544	(2,734)	(18,372)	(4,934)
Net cash provided by operating activities	260,707	346,226	508,802	615,447

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in money market investments	(288,671)	(291,604)	(847,650)	(341,811)
Proceeds from maturities and paydowns of investment securities held-to-maturity	34,106	12,923	54,685	42,031
Purchases of investment securities held-to-maturity	(24,461)	(21,316)	(33,738)	(26,809)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	235,192	277,419	676,174	579,669
Purchases of investment securities available-for-sale	(187,627)	(238,577)	(593,930)	(518,463)
Proceeds from sales of loans and leases	13,478	16,182	39,787	17,264
Net loan and lease collections (originations)	(397,181)	(492,134)	18,230	(536,945)
Net decrease in other noninterest-bearing investments	6,445	5,522	12,174	10,318
Net purchases of premises and equipment	(17,655)	(19,295)	(32,817)	(39,480)
Proceeds from sales of other real estate owned	58,485	95,036	97,884	186,877
Net cash paid for sale of branch	—	—	(22,568)	—
Net cash used in investing activities	(567,889)	(655,844)	(631,769)	(627,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	61,160	598,817	313,997	256,275
Net change in short-term funds borrowed	318,039	(190,675)	149,208	(110,583)
Proceeds from issuance of long-term debt	266,636	30,250	599,386	30,250
Repayments of long-term debt	(255,038)	(175)	(255,179)	(331)
Cash paid for preferred stock redemption	(142,500)	—	(842,500)	—
Proceeds from issuance of common stock and preferred stock	141,661	195	142,003	25,407
Dividends paid on common and preferred stock	(35,522)	(40,303)	(76,318)	(74,904)
Other, net	(4,767)	(2,603)	(7,307)	(3,310)
Net cash provided by financing activities	349,669	395,506	23,290	122,804
Net increase (decrease) in cash and due from banks	42,487	85,888	(99,677)	110,902
Cash and due from banks at beginning of period	1,082,186	949,140	1,224,350	924,126
Cash and due from banks at end of period	$1,124,673	$1,035,028	$1,124,673	$1,035,028

Cash paid for interest	$44,539	$51,039	$107,328	$142,320
Net cash paid (refund received) for income taxes	9,771	536	(11,897)	428
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

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
Operating results for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2011 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2011 Annual Report on Form 10-K.
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
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This new accounting guidance under ASC 220, Comprehensive Income, provides convergence to IFRS and no longer allows presentation of the components of other comprehensive income (“OCI”) in the statement of changes in shareholders’ equity. We adopted this new guidance effective January 1, 2012 as required and elected to present the components of OCI in a separate statement consecutive to the statement of income. There was otherwise no effect on the accompanying financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU under ASC 220 defers the requirements of ASU 2011-05 to display reclassification adjustments for each component of OCI in both the statement of income and the statement of comprehensive income and to present the components of OCI in interim financial statements. During 2012, the FASB has indicated it will reconsider the reclassification requirements and the timing of their implementation. Management is currently evaluating the impact this ASU will have on the disclosures in the Company’s financial statements.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

requirement is eliminated by ASU 2011-3 from the assessment of effective control. We adopted this new guidance effective January 1, 2012 as required. There was no material effect on the accompanying financial statements.
Additional recent accounting pronouncements are discussed where applicable in the Notes to Consolidated Financial Statements.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Loans transferred to other real estate owned	$51,724	$85,129	$104,299	$174,658
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	8,537	23,139	13,602	37,744
Subordinated debt converted to preferred stock	50,192	138,469	79,966	224,318

4.	INVESTMENT SECURITIES

Investment securities are summarized as follows:

	June 30, 2012
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$543,367	$—	$—	$543,367	$14,780	$435	$557,712
Asset-backed securities:
Trust preferred securities – banks and insurance	262,511	—	53,472	209,039	282	63,637	145,684
Other	23,383	—	2,873	20,510	246	8,542	12,214
Other debt securities	100	—	—	100	—	—	100
	$829,361	$—	$56,345	$773,016	$15,308	$72,614	$715,710
Available-for-sale
U.S. Treasury securities	$4,379	$259	$—	$4,638			$4,638
U.S. Government agencies and corporations:
Agency securities	138,364	5,298	138	143,524			143,524
Agency guaranteed mortgage-backed securities	476,200	20,463	50	496,613			496,613
Small Business Administration loan-backed securities	1,179,718	18,481	1,960	1,196,239			1,196,239
Municipal securities	118,189	3,273	2,385	119,077			119,077
Asset-backed securities:
Trust preferred securities – banks and insurance	1,757,601	13,052	844,019	926,634			926,634
Trust preferred securities – real estate investment trusts	40,361	—	25,930	14,431			14,431
Auction rate securities	7,149	94	77	7,166			7,166
Other	54,795	932	9,435	46,292			46,292
	3,776,756	61,852	883,994	2,954,614			2,954,614
Mutual funds and other	212,792	202	18	212,976			212,976
	$3,989,548	$62,054	$884,012	$3,167,590			$3,167,590

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$564,468	$—	$—	$564,468	$8,807	$1,083	$572,192
Asset-backed securities:
Trust preferred securities – banks and insurance	262,853	—	40,546	222,307	207	78,191	144,323
Other	24,310	—	3,381	20,929	303	7,868	13,364
Other debt securities	100	—	—	100	—	5	95
	$851,731	$—	$43,927	$807,804	$9,317	$87,147	$729,974
Available-for-sale
U.S. Treasury securities	$4,330	$304	$—	$4,634			$4,634
U.S. Government agencies and corporations:
Agency securities	153,179	5,423	122	158,480			158,480
Agency guaranteed mortgage-backed securities	535,228	18,211	102	553,337			553,337
Small Business Administration loan-backed securities	1,153,039	12,119	4,496	1,160,662			1,160,662
Municipal securities	120,677	3,191	1,700	122,168			122,168
Asset-backed securities:
Trust preferred securities – banks and insurance	1,794,427	15,792	880,509	929,710			929,710
Trust preferred securities – real estate investment trusts	40,259	—	21,614	18,645			18,645
Auction rate securities	71,338	164	1,482	70,020			70,020
Other	64,646	1,028	15,302	50,372			50,372
	3,937,123	56,232	925,327	3,068,028			3,068,028
Mutual funds and other	162,606	167	6	162,767			162,767
	$4,099,729	$56,399	$925,333	$3,230,795			$3,230,795

1The gross unrealized losses recognized in OCI resulted from a previous transfer of available-for-sale (“AFS”) securities to held-to-maturity (“HTM”).

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of June 30, 2012 by expected maturity distribution for structured asset-backed collateralized debt obligations (“ABS CDOs”) and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$54,912	$55,321	$450,929	$420,393
Due after one year through five years	207,047	201,654	1,108,393	1,006,558
Due after five years through ten years	172,813	154,922	690,377	602,812
Due after ten years	394,589	303,813	1,527,057	924,851
	$829,361	$715,710	$3,776,756	$2,954,614

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	June 30, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$225	$11,399	$210	$14,646	$435	$26,045
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	117,109	145,346	117,109	145,346
Other	—	—	11,415	11,232	11,415	11,232
	$225	$11,399	$128,734	$171,224	$128,959	$182,623
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$54	$21,836	$84	$7,168	$138	$29,004
Agency guaranteed mortgage-backed securities	48	11,668	2	241	50	11,909
Small Business Administration loan-backed securities	235	56,975	1,725	165,355	1,960	222,330
Municipal securities	169	5,420	2,216	11,478	2,385	16,898
Asset-backed securities:
Trust preferred securities – banks and insurance	1,162	37,728	842,857	706,134	844,019	743,862
Trust preferred securities – real estate investment trusts	—	—	25,930	14,431	25,930	14,431
Auction rate securities	27	2,038	50	1,057	77	3,095
Other	—	—	9,435	15,701	9,435	15,701
	1,695	135,665	882,299	921,565	883,994	1,057,230
Mutual funds and other	18	20,053	—	—	18	20,053
	$1,713	$155,718	$882,299	$921,565	$884,012	$1,077,283

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$415	$10,855	$668	$22,188	$1,083	$33,043
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	118,737	144,053	118,737	144,053
Other	—	—	11,249	13,364	11,249	13,364
Other debt securities	5	95	—	—	5	95
	$420	$10,950	$130,654	$179,605	$131,074	$190,555
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$60	$13,308	$62	$3,880	$122	$17,188
Agency guaranteed mortgage-backed securities	102	52,267	—	—	102	52,267
Small Business Administration loan-backed securities	1,783	260,865	2,713	191,339	4,496	452,204
Municipal securities	1,305	15,011	395	4,023	1,700	19,034
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	880,509	695,365	880,509	695,365
Trust preferred securities – real estate investment trusts	—	—	21,614	18,645	21,614	18,645
Auction rate securities	158	27,998	1,324	34,115	1,482	62,113
Other	—	—	15,302	18,585	15,302	18,585
	3,408	369,449	921,919	965,952	925,327	1,335,401
Mutual funds and other	6	167	—	—	6	167
	$3,414	$369,616	$921,919	$965,952	$925,333	$1,335,568
At June 30, 2012 and December 31, 2011, respectively, 89 and 72 HTM and 365 and 525 AFS investment securities were in an unrealized loss position.
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
Our 2011 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation for those security types that have significant gross unrealized losses at June 30, 2012:
OTTI – Municipal Securities
The HTM securities are purchased directly from municipalities and are generally not rated by a credit rating agency. The AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair value changes of these securities are largely driven by interest rates. We perform credit quality reviews on these securities at each reporting period. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded for the three months ended June 30, 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

2)
Structural features of the collateral make these CDO tranches difficult for market participants to model. The first feature unique to bank CDOs is the interest deferral feature previously discussed. During the credit crisis starting in 2008, certain banks within our CDO pools have exercised this prerogative. The extent to which these deferrals either transition to default or alternatively come current prior to the five-year deadline is extremely difficult for market participants to assess. Our CDO pools include banks which first exercised this deferral option in the second quarter of 2008. At June 30, 2012, 53 banks in our CDO pools had come current after a period of deferral, while 215 were deferring, but remained within the allowed deferral period.

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

Our ongoing review of these securities determined that OTTI should be recorded for the three months ended June 30, 2012.
Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Based on our review, no OTTI for these securities was recorded for the three months ended June 30, 2012.
Other asset-backed securities: Most of these CDO securities were purchased in 2009 from Lockhart Funding LLC at their carrying values and then adjusted to fair value. Certain of these CDOs consist of ABS CDOs (also known as diversified structured finance CDOs). Unrealized losses since acquisition were caused mainly by deterioration in collateral quality and widening of credit spreads for asset backed securities. Based on our review, no OTTI for these securities was recorded for the three months ended June 30, 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

OTTI – U.S. Government Agencies and Corporations
Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded for the three months ended June 30, 2012.

The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings:

(In thousands)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(6,126)	$(308,216)	$(314,342)	$(6,126)	$(314,860)	$(320,986)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized [1]	(341)	—	(341)	(341)	—	(341)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	—	(6,967)	(6,967)	—	(17,176)	(17,176)
Subtotal of amounts recognized in earnings	(341)	(6,967)	(7,308)	(341)	(17,176)	(17,517)
Reductions for securities sold during the period		—	—		16,853	16,853
Balance of credit-related OTTI at end of period	$(6,467)	$(315,183)	$(321,650)	$(6,467)	$(315,183)	$(321,650)

(In thousands)	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(5,357)	$(312,353)	$(317,710)	$(5,357)	$(335,682)	$(341,039)
Additions recognized in earnings during the period:
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	—	(5,158)	(5,158)	—	(8,263)	(8,263)
Subtotal of amounts recognized in earnings	—	(5,158)	(5,158)	—	(8,263)	(8,263)
Reductions for securities sold during the period		27,302	27,302		53,736	53,736
Balance of credit-related OTTI at end of period	$(5,357)	$(290,209)	$(295,566)	$(5,357)	$(290,209)	$(295,566)
1 Relates to securities not previously impaired.
2 Relates to additional impairment on securities previously impaired.
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
For those securities with credit-related OTTI recognized in the statement of income, the amounts of pretax noncredit-related OTTI recognized in OCI were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
HTM	$16,718	$—	$16,718	$—
AFS	—	1,181	8,064	1,181
	$16,718	$1,181	$24,782	$1,181

ZIONS BANCORPORATION AND SUBSIDIARIES

During the three and six months ended June 30, nontaxable interest income on securities was $4.7 million and $9.5 million in 2012, and $5.4 million and $11.2 million in 2011, respectively.

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended				Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$49	$341	$71	$—	$98	$341	$117	$—
Available-for-sale	5,470	6,967	4,063	11,688	11,929	22,964	7,582	18,417
Other noninterest-bearing investments:
Nonmarketable equity securities	10,518	10,411	—	1,636	19,721	10,469	1,068	1,807
	16,037	17,719	4,134	13,324	31,748	33,774	8,767	20,224
Net losses		$(1,682)		$(9,190)		$(2,026)		$(11,457)
Statement of income information:
Net impairment losses on investment securities		$(7,308)		$(5,158)		$(17,517)		$(8,263)
Equity securities gains (losses), net		107		(1,636)		9,252		(739)
Fixed income securities gains (losses), net		5,519		(2,396)		6,239		(2,455)
Net losses		$(1,682)		$(9,190)		$(2,026)		$(11,457)
Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.
Securities with a carrying value of $1.3 billion at June 30, 2012 and $1.5 billion at December 31, 2011 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

5.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	June 30, 2012	December 31, 2011
Loans held for sale	$139,245	$201,590
Commercial:
Commercial and industrial	$10,382,676	$10,334,858
Leasing	406,502	379,709
Owner occupied	7,810,636	8,158,556
Municipal	476,668	441,241
Total commercial	19,076,482	19,314,364
Commercial real estate:
Construction and land development	2,099,064	2,264,909
Term	8,011,281	7,883,434
Total commercial real estate	10,110,345	10,148,343
Consumer:
Home equity credit line	2,180,857	2,187,428
1-4 family residential	4,018,858	3,921,216
Construction and other consumer real estate	327,867	305,873
Bankcard and other revolving plans	284,112	291,018
Other	232,583	225,540
Total consumer	7,044,277	6,931,075
FDIC-supported loans	642,246	750,870
Total loans	$36,873,350	$37,144,652
FDIC-supported loans were acquired during 2009 and are indemnified by the Federal Deposit Insurance Corporation (“FDIC”) under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased credit-impaired loans accounted for at their carrying values rather than their outstanding balances. See subsequent discussion under Purchased Loans.
Loan balances are presented net of unearned income and fees, which amounted to $133.1 million at both June 30, 2012 and December 31, 2011.
Owner occupied and commercial real estate loans include unamortized premiums of approximately $64.8 million at June 30, 2012 and $73.4 million at December 31, 2011.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Loans with a carrying value of approximately $21.0 billion at June 30, 2012 and $21.1 billion at December 31, 2011 have been made available for pledging at the Federal Reserve and various Federal Home Loan Banks as collateral for current and potential borrowings.
We sold loans totaling $449 million and $875 million for the three and six months ended June 30, 2012, and $392 million and $850 million for the three and six months ended June 30, 2011, respectively, that were previously classified as loans held for sale. Amounts added to loans held for sale during these periods were $401 million and $808 million for the three and six months ended June 30, 2012 and $353 million and $788 million for the three and six months ended June 30, 2011, respectively. Income from loans sold, excluding servicing, was $7.9 million and $14.0 million for the three and six months ended June 30, 2012 and $7.0 million and $10.1 million for the three and six months ended June 30, 2011.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Reserve for Unfunded Lending Commitments
We also estimate a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. We determine the RULC using the same procedures and methodologies that we use for the ALLL. The loss factors used in the RULC are the same as the loss factors used in the ALLL, and the qualitative adjustments used in the RULC are the same as the qualitative adjustments used in the ALLL. We adjust the Company’s unfunded lending commitments that are not unconditionally cancelable to an outstanding amount equivalent using credit conversion factors and we apply the loss factors to the outstanding equivalents.

Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended June 30, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$631,169	$248,744	$109,101	$21,045	$1,010,059
Additions:
Provision for loan losses	5,733	(6,271)	12,455	(1,064)	10,853
Adjustment for FDIC-supported loans				(5,856)	(5,856)
Deductions:
Gross loan and lease charge-offs	(31,576)	(22,823)	(17,322)	(1,964)	(73,685)
Recoveries	11,033	12,399	(1,843)	8,756	30,345
Net loan and lease charge-offs	(20,543)	(10,424)	(19,165)	6,792	(43,340)
Balance at end of period	$616,359	$232,049	$102,391	$20,917	$971,716

Reserve for unfunded lending commitments:
Balance at beginning of period	$72,002	$25,799	$917	$—	$98,718
Provision charged (credited) to earnings	(1,449)	5,864	453	—	4,868
Balance at end of period	$70,553	$31,663	$1,370	$—	$103,586

Total allowance for credit losses at end of period:
Allowance for loan losses	$616,359	$232,049	$102,391	$20,917	$971,716
Reserve for unfunded lending commitments	70,553	31,663	1,370	—	103,586
Total allowance for credit losses	$686,912	$263,712	$103,761	$20,917	$1,075,302

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$627,825	$275,546	$123,115	$23,472	$1,049,958
Additions:
Provision for loan losses	32,898	(18,410)	12,407	(378)	26,517
Adjustment for FDIC-supported loans				(6,913)	(6,913)
Deductions:
Gross loan and lease charge-offs	(65,053)	(49,834)	(34,331)	(4,481)	(153,699)
Recoveries	20,689	24,747	1,200	9,217	55,853
Net loan and lease charge-offs	(44,364)	(25,087)	(33,131)	4,736	(97,846)
Balance at end of period	$616,359	$232,049	$102,391	$20,917	$971,716

Reserve for unfunded lending commitments:
Balance at beginning of period	$77,232	$23,572	$1,618	$—	$102,422
Provision charged (credited) to earnings	(6,679)	8,091	(248)	—	1,164
Balance at end of period	$70,553	$31,663	$1,370	$—	$103,586

Total allowance for credit losses at end of period:
Allowance for loan losses	$616,359	$232,049	$102,391	$20,917	$971,716
Reserve for unfunded lending commitments	70,553	31,663	1,370	—	103,586
Total allowance for credit losses	$686,912	$263,712	$103,761	$20,917	$1,075,302

	Three Months Ended June 30, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$694,090	$480,514	$148,110	$27,086	$1,349,800
Additions:
Provision for loan losses	9,825	(33,567)	21,990	3,082	1,330
Adjustment for FDIC-supported loans				(162)	(162)
Deductions:
Gross loan and lease charge-offs	(49,673)	(64,811)	(23,611)	(4,349)	(142,444)
Recoveries	13,404	10,716	3,284	1,805	29,209
Net loan and lease charge-offs	(36,269)	(54,095)	(20,327)	(2,544)	(113,235)
Balance at end of period	$667,646	$392,852	$149,773	$27,462	$1,237,733

Reserve for unfunded lending commitments:
Balance at beginning of period	$74,429	$26,300	$1,439	$—	$102,168
Provision charged (credited) to earnings	653	(2,448)	(109)	—	(1,904)
Balance at end of period	$75,082	$23,852	$1,330	$—	$100,264

Total allowance for credit losses at end of period:
Allowance for loan losses	$667,646	$392,852	$149,773	$27,462	$1,237,733
Reserve for unfunded lending commitments	75,082	23,852	1,330	—	100,264
Total allowance for credit losses	$742,728	$416,704	$151,103	$27,462	$1,337,997

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$761,107	$487,235	$154,326	$37,673	$1,440,341
Additions:
Provision for loan losses	(9,900)	28,295	37,946	4,989	61,330
Adjustment for FDIC-supported loans				(4,676)	(4,676)
Deductions:
Gross loan and lease charge-offs	(109,056)	(138,191)	(49,932)	(13,233)	(310,412)
Recoveries	25,495	15,513	7,433	2,709	51,150
Net loan and lease charge-offs	(83,561)	(122,678)	(42,499)	(10,524)	(259,262)
Balance at end of period	$667,646	$392,852	$149,773	$27,462	$1,237,733

Reserve for unfunded lending commitments:
Balance at beginning of period	$83,352	$26,373	$1,983	$—	$111,708
Provision charged (credited) to earnings	(8,270)	(2,521)	(653)	—	(11,444)
Balance at end of period	$75,082	$23,852	$1,330	$—	$100,264

Total allowance for credit losses at end of period:
Allowance for loan losses	$667,646	$392,852	$149,773	$27,462	$1,237,733
Reserve for unfunded lending commitments	75,082	23,852	1,330	—	100,264
Total allowance for credit losses	$742,728	$416,704	$151,103	$27,462	$1,337,997
1 The Purchased Loans section following contains further discussion related to FDIC-supported loans.

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	June 30, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$34,434	$24,141	$12,042	$542	$71,159
Collectively evaluated for impairment	581,925	207,908	90,349	15,424	895,606
Purchased loans with evidence of credit deterioration	—	—	—	4,951	4,951
Total	$616,359	$232,049	$102,391	$20,917	$971,716

Outstanding loan balances:
Individually evaluated for impairment	$368,751	$505,902	$105,769	$1,819	$982,241
Collectively evaluated for impairment	18,707,731	9,604,443	6,938,508	543,631	35,794,313
Purchased loans with evidence of credit deterioration	—	—	—	96,796	96,796
Total	$19,076,482	$10,110,345	$7,044,277	$642,246	$36,873,350

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$11,456	$20,971	$8,995	$623	$42,045
Collectively evaluated for impairment	616,369	254,575	114,120	16,830	1,001,894
Purchased loans with evidence of credit deterioration	—	—	—	6,019	6,019
Total	$627,825	$275,546	$123,115	$23,472	$1,049,958

Outstanding loan balances:
Individually evaluated for impairment	$349,662	$668,022	$113,798	$2,701	$1,134,183
Collectively evaluated for impairment	18,964,702	9,480,321	6,817,277	637,962	35,900,262
Purchased loans with evidence of credit deterioration	—	—	—	110,207	110,207
Total	$19,314,364	$10,148,343	$6,931,075	$750,870	$37,144,652
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
A nonaccrual loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement; the loan, if secured, is well secured; the borrower has paid according to the contractual terms for a minimum of six months; and analysis of the borrower indicates a reasonable assurance of the ability and willingness to maintain payments. Payments received on nonaccrual loans are applied as a reduction to the principal outstanding.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonaccrual loans are summarized as follows:

(In thousands)	June 30, 2012	December 31, 2011
Loans held for sale	$30	$18,216
Commercial:
Commercial and industrial	$133,241	$126,468
Leasing	1,259	1,546
Owner occupied	239,549	239,203
Total commercial	374,049	367,217
Commercial real estate:
Construction and land development	115,411	219,837
Term	182,412	156,165
Total commercial real estate	297,823	376,002
Consumer:
Home equity credit line	13,741	18,376
1-4 family residential	74,935	90,857
Construction and other consumer real estate	7,731	12,096
Bankcard and other revolving plans	1,256	346
Other	1,945	2,498
Total consumer loans	99,608	124,173
FDIC-supported loans	21,980	24,267
Total	$793,460	$891,659

Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2012
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]
Loans held for sale	$139,215	$30	$—	$30	$139,245	$—	$—
Commercial:
Commercial and industrial	$10,242,577	$53,792	$86,307	$140,099	$10,382,676	$7,440	$44,566
Leasing	404,387	825	1,290	2,115	406,502	34	—
Owner occupied	7,632,058	53,507	125,071	178,578	7,810,636	4,674	97,109
Municipal	476,668	—	—	—	476,668	—	—
Total commercial	18,755,690	108,124	212,668	320,792	19,076,482	12,148	141,675
Commercial real estate:
Construction and land development	2,008,441	32,853	57,770	90,623	2,099,064	2,335	50,991
Term	7,885,492	36,470	89,319	125,789	8,011,281	1,221	80,753
Total commercial real estate	9,893,933	69,323	147,089	216,412	10,110,345	3,556	131,744
Consumer:
Home equity credit line	2,169,606	6,188	5,063	11,251	2,180,857	—	6,001
1-4 family residential	3,960,786	13,405	44,667	58,072	4,018,858	459	27,160
Construction and other consumer real estate	310,855	2,101	14,911	17,012	327,867	12,096	4,339
Bankcard and other revolving plans	279,221	3,144	1,747	4,891	284,112	1,197	580
Other	229,536	1,639	1,408	3,047	232,583	4	465
Total consumer loans	6,950,004	26,477	67,796	94,273	7,044,277	13,756	38,545
FDIC-supported loans	541,689	17,430	83,127	100,557	642,246	70,453	7,395
Total	$36,141,316	$221,354	$510,680	$732,034	$36,873,350	$99,913	$319,359

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]
Loans held for sale	$183,344	$—	$18,246	$18,246	$201,590	$30	$—

Commercial:
Commercial and industrial	$10,198,434	$62,153	$74,271	$136,424	$10,334,858	$4,966	$47,939
Leasing	377,914	1,634	161	1,795	379,709	—	1,319
Owner occupied	7,953,280	93,763	111,513	205,276	8,158,556	3,230	85,495
Municipal	441,241	—	—	—	441,241	—	—
Total commercial	18,970,869	157,550	185,945	343,495	19,314,364	8,196	134,753

Commercial real estate:
Construction and land development	2,137,544	21,562	105,803	127,365	2,264,909	2,471	107,991
Term	7,770,268	51,592	61,574	113,166	7,883,434	4,170	88,451
Total commercial real estate	9,907,812	73,154	167,377	240,531	10,148,343	6,641	196,442

Consumer:
Home equity credit line	2,169,190	8,669	9,569	18,238	2,187,428	—	5,542
1-4 family residential	3,846,012	18,985	56,219	75,204	3,921,216	2,833	32,067
Construction and other consumer real estate	294,371	5,008	6,494	11,502	305,873	136	4,773
Bankcard and other revolving plans	287,541	1,984	1,493	3,477	291,018	1,309	122
Other	221,575	1,995	1,970	3,965	225,540	—	372
Total consumer loans	6,818,689	36,641	75,745	112,386	6,931,075	4,278	42,876

FDIC-supported loans	634,113	27,791	88,966	116,757	750,870	74,611	6,812
Total	$36,331,483	$295,136	$518,033	$813,169	$37,144,652	$93,726	$380,883

1 Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2012
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Loans held for sale	$138,633	$—	$612	$—	$139,245	$—
Commercial:
Commercial and industrial	$9,750,389	$275,392	$343,102	$13,793	$10,382,676
Leasing	395,595	3,232	7,675	—	406,502
Owner occupied	7,104,691	154,787	544,520	6,638	7,810,636
Municipal	465,266	11,402	—	—	476,668
Total commercial	17,715,941	444,813	895,297	20,431	19,076,482	$616,359
Commercial real estate:
Construction and land development	1,655,632	162,031	280,118	1,283	2,099,064
Term	7,328,172	200,661	475,965	6,483	8,011,281
Total commercial real estate	8,983,804	362,692	756,083	7,766	10,110,345	232,049
Consumer:
Home equity credit line	2,134,373	103	46,333	48	2,180,857
1-4 family residential	3,889,904	2,613	126,126	215	4,018,858
Construction and other consumer real estate	303,565	12,127	10,644	1,531	327,867
Bankcard and other revolving plans	272,140	3,553	8,419	—	284,112
Other	227,976	—	4,607	—	232,583
Total consumer loans	6,827,958	18,396	196,129	1,794	7,044,277	102,391
FDIC-supported loans	409,492	25,297	207,457	—	642,246	20,917
Total	$33,937,195	$851,198	$2,054,966	$29,991	$36,873,350	$971,716

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Loans held for sale	$182,626	$—	$18,964	$—	$201,590	$—
Commercial:
Commercial and industrial	$9,612,143	$271,845	$442,139	$8,731	$10,334,858
Leasing	362,711	5,878	11,120	—	379,709
Owner occupied	7,481,207	184,821	486,584	5,944	8,158,556
Municipal	425,807	15,434	—	—	441,241
Total commercial	17,881,868	477,978	939,843	14,675	19,314,364	$627,825
Commercial real estate:
Construction and land development	1,647,741	187,323	426,152	3,693	2,264,909
Term	7,243,678	196,377	437,390	5,989	7,883,434
Total commercial real estate	8,891,419	383,700	863,542	9,682	10,148,343	275,546
Consumer:
Home equity credit line	2,136,190	106	51,089	43	2,187,428
1-4 family residential	3,788,958	5,736	126,277	245	3,921,216
Construction and other consumer real estate	274,712	12,206	16,967	1,988	305,873
Bankcard and other revolving plans	278,767	3,832	8,419	—	291,018
Other	221,114	163	4,256	7	225,540
Total consumer loans	6,699,741	22,043	207,008	2,283	6,931,075	123,115
FDIC-supported loans	499,956	35,877	215,031	6	750,870	23,472
Total	$33,972,984	$919,598	$2,225,424	$26,646	$37,144,652	$1,049,958
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
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three and six months ended June 30, 2012 and 2011:

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2012
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$218,406	$35,361	$128,168	$163,529	$23,015
Owner occupied	234,421	102,753	102,469	205,222	11,419
Total commercial	452,827	138,114	230,637	368,751	34,434
Commercial real estate:
Construction and land development	277,856	97,965	125,876	223,841	7,932
Term	341,484	106,839	175,222	282,061	16,209
Total commercial real estate	619,340	204,804	301,098	505,902	24,141
Consumer:
Home equity credit line	1,526	729	28	757	1
1-4 family residential	110,449	40,053	55,382	95,435	11,151
Construction and other consumer real estate	9,331	3,124	3,967	7,091	766
Bankcard and other revolving plans	294	—	294	294	124
Other	2,638	2,192	—	2,192	—
Total consumer loans	124,238	46,098	59,671	105,769	12,042
FDIC-supported loans	210,936	39,450	59,165	98,615	5,493
Total	$1,407,341	$428,466	$650,571	$1,079,037	$76,110

	December 31, 2011
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$212,263	$69,492	$66,438	$135,930	$6,373
Owner occupied	258,173	135,555	78,177	213,732	5,083
Total commercial	470,436	205,047	144,615	349,662	11,456
Commercial real estate:
Construction and land development	405,499	178,113	136,634	314,747	8,925
Term	414,998	187,345	165,930	353,275	12,046
Total commercial real estate	820,497	365,458	302,564	668,022	20,971
Consumer:
Home equity credit line	1,955	384	1,469	1,853	411
1-4 family residential	116,498	58,392	39,960	98,352	7,555
Construction and other consumer real estate	13,340	4,537	6,188	10,725	1,026
Bankcard and other revolving plans	—	—	—	—	—
Other	2,889	2,840	28	2,868	3
Total consumer loans	134,682	66,153	47,645	113,798	8,995
FDIC-supported loans	353,195	47,736	65,188	112,924	6,642
Total	$1,778,810	$684,394	$560,012	$1,244,406	$48,064

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$163,397	$820		$158,783	$1,509
Owner occupied	196,213	644		179,503	1,176
Total commercial	359,610	1,464		338,286	2,685
Commercial real estate:
Construction and land development	218,087	1,385		207,418	2,940
Term	268,798	1,416		255,229	2,789
Total commercial real estate	486,885	2,801		462,647	5,729
Consumer:
Home equity credit line	906	2		998	4
1-4 family residential	93,188	437		86,799	758
Construction and other consumer real estate	7,079	43		6,763	88
Bankcard and other revolving plans	98	—		49	—
Other	1,550	—		2,105	—
Total consumer loans	102,821	482		96,714	850
FDIC-supported loans	102,503	11,288	[1]	106,570	20,148	[1]
Total	$1,051,819	$16,035		$1,004,217	$29,412

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$191,826	$496		$201,990	$1,140
Leasing	129	—		66	—
Owner occupied	300,560	777		312,113	1,432
Municipal	5,898	—		2,949	—
Total commercial	498,413	1,273		517,118	2,572
Commercial real estate:
Construction and land development	489,695	1,212		536,495	2,574
Term	393,803	1,717		407,506	4,299
Total commercial real estate	883,498	2,929		944,001	6,873
Consumer:
Home equity credit line	708	—		1,332	1
1-4 family residential	105,397	310		107,666	624
Construction and other consumer real estate	10,778	8		13,382	22
Bankcard and other revolving plans	10	—		31	—
Other	3,932	—		3,829	—
Total consumer loans	120,825	318		126,240	647
FDIC-supported loans	148,272	14,217	[1]	161,557	28,503	[1]
Total	$1,651,008	$18,737		$1,748,916	$38,595
1 The balance of interest income recognized results primarily from accretion of interest income on impaired FDIC-supported loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Modified and Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen the Company’s position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. These modifications are structured on a loan-by-loan basis, and depending on the circumstances, may include extended payment terms, a modified interest rate, forgiveness of principal, or other concessions. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider, are considered TDRs.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following table. This information reflects all TDRs at June 30, 2012 and December 31, 2011:

	June 30, 2012
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$280	$5,382	$—	$3,846	$27,194	$19,608	$56,310
Owner occupied	1,316	15,230	—	5,704	4,542	13,401	40,193
Total commercial	1,596	20,612	—	9,550	31,736	33,009	96,503
Commercial real estate:
Construction and land development	1,745	26,539	7	59	37,078	47,928	113,356
Term	1,950	1,882	2,990	2,208	27,541	88,515	125,086
Total commercial real estate	3,695	28,421	2,997	2,267	64,619	136,443	238,442
Consumer:
Home equity credit line	194	—	—	—	—	90	284
1-4 family residential	6,174	6,936	1,059	—	3,526	37,867	55,562
Construction and other consumer real estate	156	472	—	—	652	1,289	2,569
Total consumer loans	6,524	7,408	1,059	—	4,178	39,246	58,415
Total accruing	11,815	56,441	4,056	11,817	100,533	208,698	393,360
Nonaccruing
Commercial:
Commercial and industrial	339	5,700	2,643	526	15,600	12,847	37,655
Owner occupied	5,142	1,141	684	8,888	9,994	14,708	40,557
Total commercial	5,481	6,841	3,327	9,414	25,594	27,555	78,212
Commercial real estate:
Construction and land development	16,382	2,487	—	—	8,194	43,426	70,489
Term	4,414	37	—	2,484	11,586	38,780	57,301
Total commercial real estate	20,796	2,524	—	2,484	19,780	82,206	127,790
Consumer:
Home equity credit line	—	—	—	—	—	128	128
1-4 family residential	1,145	48	311	—	848	15,469	17,821
Construction and other consumer real estate	12	1,931	—	—	—	1,380	3,323
Bankcard and other revolving plans	—	294	—	—	—	—	294
Total consumer loans	1,157	2,273	311	—	848	16,977	21,566
Total nonaccruing	27,434	11,638	3,638	11,898	46,222	126,738	227,568
Total	$39,249	$68,079	$7,694	$23,715	$146,755	$335,436	$620,928

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$302	$7,727	$—	$1,955	$27,370	$4,517	$41,871
Owner occupied	1,875	15,224	37	1,008	5,504	20,449	44,097
Total commercial	2,177	22,951	37	2,963	32,874	24,966	85,968
Commercial real estate:
Construction and land development	644	33,284	565	—	28,911	34,862	98,266
Term	2,738	33,885	3,027	23,640	54,031	95,868	213,189
Total commercial real estate	3,382	67,169	3,592	23,640	82,942	130,730	311,455
Consumer:
Home equity credit line	—	—	—	—	32	—	32
1-4 family residential	3,270	1,663	525	—	6,103	34,839	46,400
Construction and other consumer real estate	166	1,444	—	—	635	1,981	4,226
Other	—	28	—	—	—	—	28
Total consumer loans	3,436	3,135	525	—	6,770	36,820	50,686
Total accruing	8,995	93,255	4,154	26,603	122,586	192,516	448,109
Nonaccruing
Commercial:
Commercial and industrial	3,526	6,094	—	1,429	8,384	10,202	29,635
Owner occupied	4,464	1,101	715	6,575	17,070	10,300	40,225
Total commercial	7,990	7,195	715	8,004	25,454	20,502	69,860
Commercial real estate:
Construction and land development	15,088	3,348	19	2,060	7,441	94,502	122,458
Term	3,445	50	—	4,250	4,724	65,316	77,785
Total commercial real estate	18,533	3,398	19	6,310	12,165	159,818	200,243
Consumer:
Home equity credit line	195	—	—	—	253	69	517
1-4 family residential	1,386	85	939	718	1,391	18,476	22,995
Construction and other consumer real estate	18	1,837	—	—	—	355	2,210
Total consumer loans	1,599	1,922	939	718	1,644	18,900	25,722
Total nonaccruing	28,122	12,515	1,673	15,032	39,263	199,220	295,825
Total	$37,117	$105,770	$5,827	$41,635	$161,849	$391,736	$743,934
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.
Unused commitments to extend credit on TDRs amounted to approximately $14 million at June 30, 2012 and $9 million at December 31, 2011.

ZIONS BANCORPORATION AND SUBSIDIARIES

The total recorded investment of all TDRs in which interest rates were modified below market was $185.3 million at June 30, 2012 and $269.9 million at December 31, 2011. These loans are included in the previous table in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In thousands)	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012		Year Ended December 31, 2011
Commercial:
Commercial and industrial	$(8)		$(23)		$(46)
Owner occupied	(329)		(705)		(1,650)
Total commercial	(337)		(728)		(1,696)
Commercial real estate:
Construction and land development	(236)		(469)		(244)
Term	(1,473)		(3,026)		(7,096)
Total commercial real estate	(1,709)		(3,495)		(7,340)
Consumer:
Home equity credit line	(19)		(34)		—
1-4 family residential	(3,992)		(7,841)		(10,188)
Construction and other consumer real estate	(107)		(215)		(406)
Total consumer loans	(4,118)		(8,090)		(10,594)
Total decrease to interest income	$(6,164)	[1]	$(12,313)	[1]	$(19,630)	[1]
1Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.
As of June 30, 2012, the recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period-end) and are within 12 months or less of being modified as TDRs is as follows:

(In thousands)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012			Year Ended December 31, 2011
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$114	$114	$—	$1,291	$1,291	$35	$1,700	$1,735
Owner occupied	—	5,405	5,405	—	5,405	5,405	—	441	441
Total commercial	—	5,519	5,519	—	6,696	6,696	35	2,141	2,176
Commercial real estate:
Construction and land development	—	2,765	2,765	—	2,765	2,765	—	11,667	11,667
Term	—	—	—	—	1,466	1,466	—	5,971	5,971
Total commercial real estate	—	2,765	2,765	—	4,231	4,231	—	17,638	17,638
Consumer:
1-4 family residential	—	—	—	—	526	526	—	2,745	2,745
Total consumer loans	—	—	—	—	526	526	—	2,745	2,745
Total	$—	$8,284	$8,284	$—	$11,453	$11,453	$35	$22,524	$22,559
Note: Total loans modified as TDRs during the 12 months previous to June 30, 2012 were $219.5 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

Concentrations of Credit Risk
We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. These potential concentrations include, but are not limited to, individual borrowers, groups of borrowers, industries, geographies, collateral types, sponsors, etc. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. Our analysis as of June 30, 2012 concluded that no significant exposure exists from such credit risk concentrations. See Note 6 for a discussion of counterparty risk associated with the Company’s derivative transactions.
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
CB&T and NSB acquired failed banks from the FDIC as receiver and entered into loss sharing agreements with the FDIC for the acquired loans and foreclosed assets. The FDIC assumes 80% of credit losses up to a threshold specified for each acquisition and 95% above the threshold for a period of up to ten years. The loans acquired from the FDIC are presented separately in the Company’s balance sheet as “FDIC-supported loans” and include both PCI and certain other acquired loans.
During the first quarter of 2011, certain FDIC-supported loans charged off at the time of acquisition were determined to be covered by the FDIC loss sharing agreement. The FDIC remitted $18.9 million to the Company, which was recognized in other noninterest income.
Upon acquisition, in accordance with applicable accounting guidance, the acquired loans were recorded at their fair value without a corresponding ALLL. The acquired foreclosed assets and subsequent real estate foreclosures were included with other real estate owned (“OREO”) in the balance sheet and amounted to $19.7 million at June 30, 2012 and $24.3 million at December 31, 2011.

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	June 30, 2012	December 31, 2011
Commercial	$274,629	$321,515
Commercial real estate	453,394	556,197
Consumer	47,597	57,391
Outstanding balance	$775,620	$935,103

Carrying amount	$578,845	$672,159
ALLL	19,776	21,604
Carrying amount, net	$559,069	$650,555
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were approximately $39.7 million at June 30, 2012 and $42.6 million at December 31, 2011.
Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$174,004	$271,736	$184,679	$277,005
Accretion	(22,882)	(31,247)	(44,415)	(62,690)
Reclassification from nonaccretable difference	1,678	2,520	15,547	25,912
Disposals and other	4,240	(810)	1,229	1,972
Balance at end of period	$157,040	$242,199	$157,040	$242,199
Note: Amounts have been adjusted based on refinements to the original estimates of the accretable yield. Because of the estimation process required, we expect that additional adjustments to these amounts may be necessary in future periods.
The primary driver of reclassifications to accretable yield from nonaccretable difference resulted from changes in estimated cash flows for the acquired loans and loan pools, as discussed subsequently under changes in cash flow estimates.
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
During the three and six months ended June 30, we adjusted the ALLL for acquired loans by recording a (decrease) increase on an adjusted gross basis to the provision for loan losses of $(6.9) million and $(7.3) million in 2012, and $2.9 million and $0.3 million in 2011, respectively. These amounts are net of the ALLL reversals due to increases in estimated cash flows which are discussed subsequently. As separately discussed and in accordance with the loss sharing agreements, portions of the increases to the provision are recoverable from the FDIC and comprise part of the FDIC IA. For the three and six months ended June 30, 2012, these adjustments, before FDIC indemnification, resulted in net recoveries of $7.8 million and $6.7 million, respectively. For the three and six months ended June 30, 2011, they resulted in net charge-offs of $2.5 million and $10.5 million, respectively.
Changes in the provision for loan losses and related ALLL are driven in large part by the same factors that affect the changes in reclassification from nonaccretable difference to accretable yield, as discussed under changes in cash flow estimates.
Changes in Cash Flow Estimates
Over the life of the loan or loan pool, we continue to estimate cash flows expected to be collected. We evaluate quarterly at the balance sheet date whether the estimated present values of these loans using the effective interest rates have decreased below their carrying values. If so, we record a provision for loan losses.

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three and six months ended June 30, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $7.9 million and $10.6 million in 2012, and $4.8 million and $9.0 million in 2011, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Any related decrease to the FDIC IA is recorded through a charge to other noninterest expense. Changes that increase cash flows have been due primarily to (1) the enhanced economic status of borrowers compared to original evaluations, (2) improvements in the Southern California market where the majority of these

ZIONS BANCORPORATION AND SUBSIDIARIES

loans were originated, and (3) stronger efforts by our credit officers and loan workout professionals to resolve problem loans.
For the three and six months ended June 30, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $14.8 million and $27.9 million in 2012, and $21.5 million and $40.7 million in 2011, respectively, of additional interest income, and $11.2 million and $21.2 million in 2012, and $15.0 million and $28.1 million in 2011, respectively, of additional other noninterest expense due to the reduction of the FDIC IA.

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
Changes in the FDIC IA were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Balance at beginning of period	$121,332	$172,170	$133,810	$195,516
Amounts filed with the FDIC and collected or in process	12,495	(6,404)	11,202	(12,911)
Net change in asset balance due to reestimation of projected cash flows [1]	(16,660)	(15,209)	(27,845)	(32,048)
Balance at end of period	$117,167	$150,557	$117,167	$150,557
Note: Beginning in the latter half of 2011, the FDIC changed its reimbursement process to require that submitted expenses must be paid, not just incurred, to qualify for reimbursement.
1Negative amounts result from the accretion of loan balances based on increases in cash flow estimates on the underlying indemnified loans.
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

Selected information with respect to notional amounts and recorded gross fair values at June 30, 2012 and December 31, 2011, and the related gain (loss) of derivative instruments for the three and six months ended June 30, 2012 and 2011 is summarized as follows:

	June 30, 2012			December 31, 2011
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$150,000	$3,617	$—	$335,000	$7,341	$—
Total derivatives designated as hedging instruments	150,000	3,617	—	335,000	7,341	—
Derivatives not designated as hedging instruments
Interest rate swaps	120,238	1,463	1,474	145,388	1,952	1,977
Interest rate swaps for customers [2]	2,463,149	83,319	88,196	2,638,601	82,648	87,363
Basis swaps	—	—	—	85,000	3	11
Options contracts	—	—	—	1,700,000	11	—
Total return swap	1,159,686	—	5,337	1,159,686	—	5,422
Total derivatives not designated as hedging instruments	3,743,073	84,782	95,007	5,728,675	84,614	94,773
Total derivatives	$3,893,073	$88,399	$95,007	$6,063,675	$91,955	$94,773

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$95	$3,199	$—		$306	$8,493		$—
	95	3,199	—		306	8,493	[3]	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$756					$1,506
Total derivatives designated as hedging instruments	95	3,199	—	756	306	8,493		—	1,506
Derivatives not designated as hedging instruments
Interest rate swaps			4					(128)
Interest rate swaps for customers [2]			(804)					586
Basis swaps			—					18
Futures contracts			14					(10)
Total return swap			(5,450)					(10,900)
Total derivatives not designated as hedging instruments			(6,236)					(10,434)
Total derivatives	$95	$3,199	$(6,236)	$756	$306	$8,493		$(10,434)	$1,506

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2011				Six Months Ended June 30, 2011
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$1,474	$8,979	$—		$1,492	$21,419		$—
Interest rate floors	179	889	—		183	1,686		—
	1,653	9,868	—		1,675	23,105	[3]	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$732					$1,451
Total derivatives designated as hedging instruments	1,653	9,868	—	732	1,675	23,105		—	1,451
Derivatives not designated as hedging instruments
Interest rate swaps			(13)					(76)
Interest rate swaps for customers [2]			(205)					1,327
Energy commodity swaps for customers [2]			—					56
Basis swaps			62					149
Futures contracts			5,537					4,778
Options contracts			(521)					502
Total derivatives not designated as hedging instruments			4,860					6,736
Total derivatives	$1,653	$9,868	$4,860	$732	$1,675	$23,105		$6,736	$1,451
Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

1 Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
2 Amounts include both the customer swaps and the offsetting derivative contracts.
3 Amounts for the six months ended June 30, 2012 and 2011 of $8,493 and $23,105, respectively, are the amounts of reclassification to earnings presented in the tabular changes of AOCI in Note 7.
At June 30, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $5.0 million and $0.1 million in 2012, and $3.2 million and $(0.4) million in 2011, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
Fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) have been offset against recognized fair value amounts of derivatives executed with the same counterparty under a master netting arrangement. In the balance sheet, cash collateral was used to reduce recorded amounts of derivative liabilities by $1.1 million and $2.4 million at June 30, 2012 and 2011, respectively.
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
Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following June 30, 2012, we estimate that an additional $7 million will be reclassified.
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
The fair value of the TRS derivative liability was $5.3 million at June 30, 2012 and $5.4 million at December 31, 2011.
Both the fair values of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. The period that we are unable to cancel the transaction has shortened to and will remain at one calendar quarter. Accordingly, absent major changes in these projected cash flows, we expect the value of the TRS liability to continue to approximate its June 30, 2012 fair value. We expect to incur subsequent net quarterly costs of approximately $5.4 million under the TRS, including related interest rate swaps and scheduled payments of interest on the underlying CDOs, as long as the TRS remains in place for this CDO portfolio. Our estimated quarterly expense amount would be impacted by, among other things, changes in the composition of the CDO portfolio included in the transaction and changes over time in the forward London Interbank Offered Rate (“LIBOR”) rate curve. The Company’s costs are also subject to adjustment in the event of future changes in regulatory requirements applicable to DB if we do not then elect to terminate the transaction. Termination by the Company for such regulatory changes applicable to DB will result in no payment by the Company.
At June 30, 2012, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Among other things, our Capital Plan includes the following provisions: (1) completing the entire redemption in 2012 of our TARP preferred stock with the second $700 million installment contingent upon specified conditions requiring regulatory approval, including Parent liquidity and other requirements; (2) issuing a total of $600 million in senior debt (see debt issuances and redemption following); (3) redeeming on a timely basis the Company’s $254.9 million variable rate senior medium-term notes (see debt issuances and redemption following); and (4) not changing in 2012 the current common stock dividend of $0.01 per share per quarter. There is no requirement to issue common or preferred equity. See also preferred stock issuance and redemption following.
The TARP redemption accelerated the amortization of approximately $19.6 million of unamortized discount in the first quarter of 2012. This discount was based on the fair value originally estimated for the common stock warrant associated with the TARP preferred stock issuance. The discount was being accreted to preferred stock over five years using the interest method with a corresponding increase to preferred stock dividends.
Debt Issuances and Redemption
On March 27, 2012, we issued $300 million of 4.5% senior unsecured medium-term notes at a price of 94.25%. On May 1, 2012, we issued an additional $100 million at a price of 100.249%, bringing the total to $400 million of the 4.5% notes that are due March 27, 2017. On June 20, 2012, we issued $158.45 million of 4.0% senior notes due June 20, 2016 at a price of 97.5%. Net of commissions, fees and discounts, the proceeds to the Company for these debt issuances were $533.3 million.
We redeemed all $254.9 million of variable rate senior medium-term notes on their maturity date of June 21, 2012 that were guaranteed under the FDIC's Temporary Liquidity Guarantee Program. We have no other notes outstanding under this program.
During the three and six months ended June 30, 2012, we issued long-term senior medium-term notes of $11.9 million and $61.9 million, respectively, and a short-term medium-term note of $5.0 million during the first quarter of 2012. The short-term note matures March 2013 at an interest rate of 2.0%. The long-term notes mature February 2014 and June 2014 at interest rates of 3.5% and 3.4%, respectively. During these same periods, we redeemed at maturity $12.0 million and $66.9 million of short-term senior medium-term notes.
Subordinated Debt Conversions
During the three and six months ended June 30, 2012, $50.2 million and $80.0 million of convertible subordinated debt was converted into depositary shares each representing a 1/40th interest in a share of the Company’s preferred stock. These conversions added 79,596 shares of Series C and 370 shares of Series A to the Company’s preferred stock.
For the six months ended June 30, 2012 in connection with these conversions, the $93.6 million added to preferred stock included the transfer from common stock of $13.6 million of the intrinsic value of the beneficial conversion feature. The amount of this conversion feature was included with common stock at the time of the debt modification. The remaining balance in common stock of this conversion feature was approximately $78.2 million at June 30, 2012. Accelerated discount amortization on the converted debt increased interest expense for the three and six months ended June 30, 2012 by approximately $16.2 million and $28.4 million, respectively. At June 30, 2012, the balance at par of the convertible subordinated debt was $467.4 million and the remaining balance of the convertible debt discount was $174.0 million.
Preferred Stock Issuance and Redemption
On May 7, 2012, we sold $143.75 million of Series F 7.9% Fixed-Rate Non-Cumulative Perpetual Preferred Stock. The issuance was in the form of depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. The shares are registered with the SEC and qualify as Tier 1 capital. We redeemed on the June 15, 2012 call date all $142.5 million of Series E 11% preferred stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) are summarized as follows:

(In thousands)	Net unrealized gains (losses) on investments and retained interests	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total
Six Months Ended June 30, 2012:
Balance at December 31, 2011	$(546,763)	$9,404	$(54,725)	$(592,084)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains, net of income tax expense of $17,775	29,045			29,045
Reclassification for net losses included in earnings, net of income tax benefit of $4,318	6,619			6,619
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $9,479	(15,303)			(15,303)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $349	532			532
Net unrealized losses, net of reclassification to earnings of $8,493 and income tax benefit of $3,231		(4,956)		(4,956)
Other comprehensive income (loss)	20,893	(4,956)	—	15,937
Balance at June 30, 2012	$(525,870)	$4,448	$(54,725)	$(576,147)

Six Months Ended June 30, 2011:
Balance at December 31, 2010	$(456,264)	$30,702	$(35,734)	$(461,296)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $22,217	(36,060)			(36,060)
Reclassification for net losses included in earnings, net of income tax benefit of $4,128	6,590			6,590
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $452	(729)			(729)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $61	99			99
Net unrealized losses, net of reclassification to earnings of $23,105 and income tax benefit of $8,335		(13,095)		(13,095)
Other comprehensive loss	(30,100)	(13,095)	—	(43,195)
Balance at June 30, 2011	$(486,364)	$17,607	$(35,734)	$(504,491)

8.	INCOME TAXES
The income tax expense rates for the three and six months ended June 30, 2012 were lower than the tax rates for the same periods in 2011 because of a decrease in the nondeductible amount of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock.
The balance of net deferred tax assets was approximately $479 million at June 30, 2012 and $509 million at December 31, 2011. We evaluate the net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of June 30, 2012.

9.	FAIR VALUE
Fair Value Measurements
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This new accounting guidance under ASC 820, Fair Value Measurement, provides convergence to IFRS and amends fair value measurement and disclosure guidance. Among other things, new disclosures are

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Utilization of Third Party Service Providers
We use third party service providers and a licensed internal third party model to estimate fair value for certain of our AFS securities as follows:
For AFS Level 2 securities, we use a third party pricing service to provide pricing, if available, for securities in the following reporting categories: U.S. Treasury, agencies and corporations (except Federal Agricultural Mortgage Corporation (“FAMC”) securities); municipal securities; trust preferred – banks and insurance; and other (including ABS CDOs). At June 30, 2012, the fair value of AFS Level 2 securities for which we obtained pricing from the third party pricing service in these reporting categories amounted to approximately $1.8 billion of the $2.0 billion total of AFS Level 2 securities.
For AFS Level 3 securities, we use other third party service providers to provide pricing, if available, for securities in the following reporting categories: trust preferred – banks and insurance, trust preferred – real estate investment trusts, auction rate, and other (including ABS CDOs). At June 30, 2012, the fair value of AFS Level 3 securities for which we obtained pricing from these third party service providers in these reporting categories amounted to approximately $53 million of the $1.0 billion total of AFS Level 3 securities. In addition, the fair values for approximately $905 million at June 30, 2012 of our AFS Level 3 securities were determined utilizing a licensed internal third party model. See “trust preferred CDO internal model” discussed subsequently.
Fair values of the remaining AFS Level 2 and Level 3 securities not valued by pricing from third party services or the licensed internal third party model were determined by us using market corroborative data. At June 30, 2012, the Level 2 securities consisted of approximately $143 million of FAMC securities and $6 million of mutual funds and stock, and the Level 3 securities consisted of $16 million of municipal securities and $30 million of ABS CDOs. Estimation of the fair values of the FAMC securities included the use of a standard mortgage pass-through calculator that incorporates discounted cash flows, while the municipal securities included the use of a standard form discounted cash flow model with certain inputs adjusted for market conditions.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Trust Preferred Collateralized Debt Obligations
Substantially all of the CDO portfolio is fair valued using an income-based cash flow modeling approach incorporating several methodologies that primarily include internal and third party models.
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
Approximately 27% of the bank issuers are public companies included in a third party proprietary reduced form model. The model generates PDs using equity valuation-related inputs along with other macro and issuer-specific inputs.
We use a floor PD of 30 basis points (“bps”) for year one for collateral where the higher of the one-year PDs from our ratio based approach and those from the third party proprietary reduced form model would be lower. The short-term 30 bps PD is similar to the PD we would apply if we had direct lending exposures to CDO pool collateral. We use a floor PD of 48 bps each year from years two to five smoothing the step-up to reach a 65 bps minimum PD for year six. We utilize a minimum PD for years six to maturity of 65 bps for bank collateral.
The resulting five-year PDs at June 30, 2012 ranged from 100% for the “worst” deferring banks to 2.18% for the “best” deferring banks. The weighted average assumed loss rate on deferring collateral was 24% at June 30, 2012 and 26% at both March 31, 2012 and December 31, 2011. This loss rate is calculated as a percentage of the par amount of deferring collateral within a pool that is expected to default prior to the end of a five-year deferral period. The model includes the expectation that deferrals that do not default will pay their contractually required back interest and return to a current status at the end of five years. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to

ZIONS BANCORPORATION AND SUBSIDIARIES

arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO.
We utilize a present value technique to identify both the OTTI present in the CDO tranches and to estimate fair value. To determine the credit-related portion of OTTI in accordance with applicable accounting guidance, we use the security specific effective interest rate when estimating the present value of cash flows. We discount the credit-adjusted cash flow of each CDO tranche at a tranche-specific discount rate which reflects the risk that the actual cash flow may vary from the expected credit-adjusted cash flow for that CDO tranche. This rate is consistent with market participants’ assumptions, which include market illiquidity, and is applied to credit adjusted cash flows. We follow applicable guidance on illiquid markets such that risk premiums should be reflective of an orderly transaction between market participants under current market conditions. Because these securities are not traded on exchanges and trading prices are not posted on the TRACE® system (Trade Reporting and Compliance Engine®), we also seek information from market participants to obtain trade price information.
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
Our June 30, 2012, valuations for bank and insurance tranches utilized a discount rate range of LIBOR + 3.75% for the highest quality/most over-collateralized insurance-only tranches and LIBOR + 26.0% for the lowest credit quality tranche, which included bank collateral, in order to reflect market level assumptions for structured finance securities. For tranches that include bank collateral, the discount rate was at least LIBOR + 6.6% for the highest quality/most over-collateralized tranches. These discount rates are applied to already credit-adjusted cash flows for each tranche.
CDO tranches with greater uncertainty in their cash flows are discounted at rates higher than those market participants would use for tranches with more stable expected cash flows (e.g., as a result of more subordination and/or better credit quality in the underlying collateral). The high end of the discount rate spectrum was applied to tranches in which minor changes in default assumption timing produced substantial deterioration in tranche cash flows. These discount rates are applied to credit-adjusted cash flows, which constitute each tranche’s expected cash flows; discount rates are not applied to a hypothetical contractual cash flow.
At June 30, 2012, the discount rates utilized for fair value purposes for tranches that include bank collateral were:
1)LIBOR + 6.6% to 7.6% and averaged LIBOR + 6.7% for first priority original AAA-rated bonds;
2)LIBOR + 6.6% to 8.3% and averaged LIBOR + 7.0% for lower priority original AAA-rated bonds;
3)LIBOR + 6.8% to 21.9% and averaged LIBOR + 13.6% for original A-rated bonds; and
4)LIBOR + 10.4% to 26.0% and averaged LIBOR + 22.5% for original BBB-rated bonds.
Accordingly, the wide difference between the effective interest rate used in the determination of the credit component of OTTI and the discount rate on the CDOs used in the determination of fair value results in the unrealized losses. The discount rate used for fair value purposes significantly exceeds the effective interest rate for the CDOs. The differences average approximately 6% for the original AAA-rated CDO tranches, 12% for the original A-rated CDO tranches, and 20% for the original BBB-rated CDO tranches. With the exception of certain of the most senior CDOs, most of the principal payments are not expected prior to the final maturity date, which is generally 2029 or later. High market discount rates and the long maturities of the CDO tranches result in full principal repayment contributing little to CDO tranche fair values.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure of Fair Value Measurements

Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	June 30, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$3,100	$1,837,914		$1,841,014
Municipal securities		102,717	$16,360	119,077
Asset-backed securities:
Trust preferred – banks and insurance		184	926,450	926,634
Trust preferred – real estate investment trusts			14,431	14,431
Auction rate			7,166	7,166
Other (including ABS CDOs)		5,626	40,666	46,292
Mutual funds and stock	206,729	6,247		212,976
	209,829	1,952,688	1,005,073	3,167,590
Trading account		20,539		20,539
Other noninterest-bearing investments:
Private equity		5,220	121,488	126,708
Other assets:
Derivatives:
Interest rate related and other		5,751		5,751
Interest rate swaps for customers		83,319		83,319
Foreign currency exchange contracts	4,366			4,366
	4,366	89,070		93,436
	$214,195	$2,067,517	$1,126,561	$3,408,273
LIABILITIES
Securities sold, not yet purchased	$82,658	$22,224		$104,882
Other liabilities:
Derivatives:
Interest rate related and other		579		579
Interest rate swaps for customers		88,196		88,196
Foreign currency exchange contracts	4,643			4,643
Total return swap			$5,337	5,337
	4,643	88,775	5,337	98,755
Other			121	121
	$87,301	$110,999	$5,458	$203,758

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$3,103	$1,874,010		$1,877,113
Municipal securities		104,787	$17,381	122,168
Asset-backed securities:
Trust preferred – banks and insurance		354	929,356	929,710
Trust preferred – real estate investment trusts			18,645	18,645
Auction rate			70,020	70,020
Other (including ABS CDOs)		6,826	43,546	50,372
Mutual funds and stock	156,829	5,938		162,767
	159,932	1,991,915	1,078,948	3,230,795
Trading account		40,273		40,273
Other noninterest-bearing investments:
Private equity		5,339	128,348	133,687
Other assets:
Derivatives:
Interest rate related and other		9,560		9,560
Interest rate swaps for customers		82,648		82,648
Foreign currency exchange contracts	6,498			6,498
	6,498	92,208		98,706
	$166,430	$2,129,735	$1,207,296	$3,503,461
LIABILITIES
Securities sold, not yet purchased	$13,098	$31,388		$44,486
Other liabilities:
Derivatives:
Interest rate related and other		734		734
Interest rate swaps for customers		87,363		87,363
Foreign currency exchange contracts	6,046			6,046
Total return swap			$5,422	5,422
	6,046	88,097	5,422	99,565
Other			86	86
	$19,144	$119,485	$5,508	$144,137
Key Model Inputs and Assumptions
Key model unobservable input assumptions used to fair value certain asset-backed securities by class under Level 3 include the following at June 30, 2012:

ZIONS BANCORPORATION AND SUBSIDIARIES

(Dollars in thousands)	Fair value at June 30, 2012		Valuation approach	Constant default rate (“CDR”)	Loss severity	Prepayment rate
Asset-backed securities:
Trust preferred – predominantly banks	$765,465		Income	Pool specific [3]	100%	Pool specific [7]
Trust preferred – predominantly insurance	288,665		Income	Pool specific [4]	100%	4.5% per year
Trust preferred – individual banks	18,005		Market
	1,072,135	[1]
Trust preferred – real estate investment trusts	14,431		Income	Pool specific [5]	60-100%	0% per year
Other (including ABS CDOs)	52,880	[2]	Income	Collateral specific [6]	70-100%	Collateral weighted average life

1 Includes $926.4 million of AFS securities and $145.7 million of HTM securities.
2 Includes $40.7 million of AFS securities and $12.2 million of HTM securities.
3 CDR ranges: yr 1 – 0.30% to 7.80%; yrs 2-5 – 0.45% to 0.63%; yrs 6 to maturity – 0.58% to 0.70%.
4 CDR ranges: yr 1 – 0.32% to 0.41%; yrs 2-5 – 0.45% to 0.47%; yrs 6 to maturity – 0.50% to 0.54%.
5 CDR ranges: yr 1 – 5.6% to 8.3%; yrs 2-3 – 4.1% to 6.1%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.
6 These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.
7 Constant Prepayment Rate (“CPR”) ranges: 3.0% to 25.15% annually until 2016; 2016 to maturity – 3.0% annually.
The fair value of the Level 3 bank and insurance CDO portfolio would generally be adversely affected by significant increases in the CDR for performing collateral, the loss percentage expected from deferring collateral, and the discount rate used. The fair value of the portfolio would generally be positively affected by increases in interest rates and prepayment rates. For a specific tranche within a CDO, the directionality of the fair value change for a given assumption change may differ depending on the seniority level of the tranche. For example, faster prepayment may increase the fair value of a senior most tranche of a CDO while decreasing the fair value of a more junior tranche.
The following presents the percentage of total fair value of predominantly bank trust preferred CDOs by vintage year (origination date) according to original rating:

(Dollars in thousands)
	Fair value at June 30, 2012	Percentage of total fair value according to original rating			Percentage of total fair value by vintage
Vintage year
		AAA	A	BBB
2001	$54,703	6.0%	1.0%	0.1%	7.1%
2002	232,448	27.8	2.6	—	30.4
2003	266,372	23.9	10.9	—	34.8
2004	126,927	7.2	9.4	—	16.6
2005	13,121	0.9	0.8	0.1	1.8
2006	39,395	2.6	2.3	0.2	5.1
2007	32,499	4.2	—	—	4.2
	$765,465	72.6%	27.0%	0.4%	100.0%
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended June 30, 2012
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities
Balance at March 31, 2012	$17,109	$935,870	$16,000	$40,873	$40,322	$134,746	$(5,218)	$(205)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	21	2,475	61	1	80
Dividends and other investment income						6,820
Equity securities losses, net						(10,086)
Fixed income securities gains, net		3,224		2,246
Net impairment losses on investment securities		(6,967)
Other noninterest expense								84
Other comprehensive income (loss)	(595)	3,534	(1,630)	546	569
Purchases						4,397
Sales						(9,064)
Redemptions and paydowns	(175)	(11,686)		(36,500)	(305)	(5,325)	(119)
Balance at June 30, 2012	$16,360	$926,450	$14,431	$7,166	$40,666	$121,488	$(5,337)	$(121)

	Level 3 Instruments
	Six Months Ended June 30, 2012
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities
Balance at December 31, 2011	$17,381	$929,356	$18,645	$70,020	$43,546	$128,348	$(5,422)	$(86)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	64	5,028	101	2	160
Dividends and other investment income						8,559
Equity securities losses, net						(625)
Fixed income securities gains (losses), net		7,776		4,134	(5,773)
Net impairment losses on investment securities		(17,176)
Other noninterest expense								(35)
Other comprehensive income (loss)	(635)	33,733	(4,315)	1,335	5,883
Purchases						7,379
Sales						(14,718)
Redemptions and paydowns	(450)	(32,267)		(68,325)	(3,150)	(7,455)	85
Balance at June 30, 2012	$16,360	$926,450	$14,431	$7,166	$40,666	$121,488	$(5,337)	$(121)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended June 30, 2011
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities
Balance at March 31, 2011	$19,057	$1,183,999	$19,714	$109,244	$69,487	$142,547	$(10,511)	$(442)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	21	1,413		1	34
Dividends and other investment income						4,858
Equity securities losses, net						(1,635)
Fixed income securities gains (losses), net		3,595		875	(6,935)
Net impairment losses on investment securities		(3,046)			(2,112)
Other noninterest expense
Other comprehensive income (loss)	(216)	(6,852)	(583)	(41)	5,076
Purchases						9,466
Sales		(71,940)			(19,310)	(4,009)
Redemptions and paydowns		(9,252)		(18,975)	(864)	(15,148)	5,091
Balance at June 30, 2011	$18,862	$1,097,917	$19,131	$91,104	$45,376	$136,079	$(5,420)	$(442)

	Level 3 Instruments
	Six Months Ended June 30, 2011
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities
Balance at December 31, 2010	$22,289	$1,241,694	$19,165	$109,609	$69,630	$141,690	$(15,925)	$(561)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	190	2,890		9	73
Dividends and other investment income						5,565
Equity securities losses, net						(738)
Fixed income securities gains (losses), net	18	7,063	(3,605)	882	(6,928)
Net impairment losses on investment securities		(4,866)	(1,285)		(2,112)
Other noninterest expense								119
Other comprehensive income (loss)	(515)	(57,893)	5,394	(61)	6,400
Purchases						12,799
Sales	(895)	(72,881)	(538)	(135)	(19,310)	(7,286)
Redemptions and paydowns	(2,225)	(18,090)		(19,200)	(2,377)	(15,951)	10,505
Balance at June 30, 2011	$18,862	$1,097,917	$19,131	$91,104	$45,376	$136,079	$(5,420)	$(442)

ZIONS BANCORPORATION AND SUBSIDIARIES

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)
	2012	2011	2012	2011
Dividends and other investment income	$3,859	$1,619	$4,516	$3,250
Fixed income securities gains (losses), net	5,470	(2,465)	6,137	(2,570)
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In thousands)	Fair value at June 30, 2012				Fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	—	—	$7,940	$7,940	—	—	$8,308	$8,308
Impaired loans	—	$16,060	—	16,060	—	$3,615	—	3,615
Other real estate owned	—	38,498	—	38,498	—	66,188	—	66,188
	$—	$54,558	$7,940	$62,498	$—	$69,803	$8,308	$78,111

	Gains (losses) from fair value changes		Gains (losses) from fair value changes
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
ASSETS
HTM securities adjusted for OTTI	$(341)	$—	$(341)	$—
Impaired loans	(640)	(1,719)	(3,041)	(5,473)
Other real estate owned	(6,429)	(8,754)	(12,416)	(30,415)
	$(7,410)	$(10,473)	$(15,798)	$(35,888)
During the three and six months ended June 30, we recognized net gains of $2.9 million and $5.8 million in 2012, and $5.5 million and $11.0 million in 2011, respectively, from the sale of OREO properties that had a carrying value at the time of sale of approximately $84.7 million and $145.3 million during the six months ended June 30, 2012 and 2011, respectively. Previous to their sale during the three- and six-month periods, we recognized impairment on these properties of $3.2 million and $3.9 million in 2012, and $9.9 million and $14.8 million in 2011, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Impaired loans not collateral-dependent are fair valued based on the present value of future cash flows discounted at the expected coupon rates over the lives of the loans. Because the loans were not discounted at market interest rates, the valuations do not represent fair value and have been excluded from the nonrecurring fair value balance in the preceding schedules.
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	June 30, 2012		December 31, 2011
(In thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
HTM investment securities	$773,016	$715,710	$807,804	$729,974
Loans and leases (including loans held for sale), net of allowance	36,040,879	36,116,562	36,296,284	36,006,619
Financial liabilities:
Time deposits	3,211,942	3,240,712	3,413,550	3,444,189
Foreign deposits	1,504,827	1,504,178	1,575,361	1,574,271
Other short-term borrowings	7,621	7,655	70,273	70,387
Long-term debt (less fair value hedges)	2,265,233	2,560,106	1,943,618	2,225,078
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
HTM investment securities primarily consist of municipal securities and bank and insurance trust preferred CDOs. HTM municipal securities are fair valued under Level 3 using a standard form discounted cash flow model as discussed previously and the valuation inputs described under auction rate securities. HTM bank and insurance trust preferred CDOs are fair valued using the licensed internal third party model described previously.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

10.	GUARANTEES, COMMITMENTS AND CONTINGENCIES
Guarantees
The following are guarantees issued by the Company:

(In thousands)	June 30, 2012	December 31, 2011
Standby letters of credit:
Financial	$883,714	$914,986
Performance	166,238	165,298
	$1,049,952	$1,080,284
The Company’s 2011 Annual Report on Form 10-K contains further information about these letters of credit including their terms and collateral requirements. At June 30, 2012, the Company had recorded approximately $12.6 million as a liability for these guarantees, which consisted of $8.1 million attributable to the reserve for unfunded lending commitments and $4.5 million of deferred commitment fees.
As of June 30, 2012, the Parent has guaranteed approximately $300 million of debt of affiliated trusts issuing trust preferred securities.

Legal Matters
We are subject to litigation in court and arbitral proceedings, as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. At any given time, litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters.

At any given time, proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; our customers' involvement in money-laundering, fraud, securities violations and other illicit activities or our policies and practices relating to such customer activities; and our compliance with the broad range of banking, securities and other laws and regulations applicable to us. At any given time, we may be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters.

At least quarterly, we review outstanding and new legal matters, utilizing then available information. In accordance with applicable accounting guidance, if we determine that a loss from a matter is probable and the amount of the loss can be reasonably estimated, we establish an accrual for the loss. In the absence of such a determination, no accrual is made. Once established, accruals are adjusted to reflect developments relating to the matters.

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to estimate such a range only for a limited number of matters. We currently estimate the aggregate range of reasonably possible losses for those matters to be from $3 million to $90 million, including the accrued liability, if any, related to those matters. This estimated range of reasonably possible losses is based on information currently available as of June 30, 2012 and has increased from an estimated range of $3 million to $75 million as of March 31, 2012 due to reassessments of the remoteness of loss in certain non-class action claims. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

Based on our current knowledge, we believe that our current estimated liability for litigation and other legal actions and claims, reflected in our accruals and determined in accordance with applicable accounting guidance, is adequate and that liabilities in excess of the amounts currently accrued, if any, arising from litigation and other legal actions and claims for which an estimate as previously described is possible, will not have a material impact on our financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our financial

ZIONS BANCORPORATION AND SUBSIDIARIES

condition, results of operations, or cash flows for any given reporting period.

Any estimate or determination relating to the future resolution of litigation, arbitration, governmental or self-regulatory examinations, investigations or actions or similar matters is inherently uncertain and involves significant judgment. This is particularly true in the early stages of a legal matter, when legal issues and facts have not been well articulated, reviewed, analyzed, and vetted through discovery, preparation for trial or hearings, substantive and productive mediation or settlement discussions, or other actions. It is also particularly true with respect to class action and similar claims involving multiple defendants, matters with complex procedural requirements or substantive issues or novel legal theories, and examinations, investigations and other actions conducted or brought by governmental and self-regulatory agencies, in which the normal adjudicative process is not applicable. Accordingly, we usually are unable to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the course of a legal matter, sometimes not until a number of years have elapsed. Accordingly, our judgments and estimates relating to claims will change from time to time in light of developments and actual outcomes will differ from our estimates. These differences may be material.

While most matters relate to individual claims, we are also subject to putative class action claims and similar broader claims. Current putative class actions include the following:

•	three complaints relating to allegedly wrongful acts in our processing of overdraft fees on debit card transactions,
Barlow, et. al. v. Zions First National Bank and Zions Bancorporation, pending in the United States District Court for the District of Utah,
Sadlier, et. al. v. National Bank of Arizona, pending in the Superior Court for the State of Arizona, County of Maricopa, and
Starr, et al. v. California Bank & Trust, pending in the Superior Court for the State of California at San Diego; and

•
a complaint relating to our banking relationships with customers that allegedly engaged in wrongful telemarketing practices, Reyes v. Zions First National Bank, et. al., pending in the United States District Court for the Eastern District of Pennsylvania.

Each of these class-action matters is in a relatively early stage, with discovery not yet having been commenced, except in the Reyes case. A complaint relating to allegedly wrongful practices relating to our recording of customer and employee phone calls, Hernandez v. California Bank & Trust and Zions Bancorporation, et al., brought in the Superior Court for the State of California at Los Angeles, was recently dismissed.

11.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended June 30,						Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$13	$46	$—	$—	$9	$8	$25	$92	$—	$—	$18	$16
Interest cost	1,892	2,087	115	140	12	14	3,783	4,173	230	279	23	27
Expected return on plan assets	(2,827)	(3,111)					(5,654)	(6,221)
Amortization of prior service cost (credit)			31	31	(61)	(61)			62	62	(122)	(122)
Amortization of net actuarial (gain) loss	2,345	1,305	(28)	(4)	(22)	(31)	4,691	2,611	(57)	(8)	(43)	(63)
Net periodic benefit cost (credit)	$1,423	$327	$118	$167	$(62)	$(70)	$2,845	$655	$235	$333	$(124)	$(142)

As disclosed in the Company’s 2011 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

12.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of June 30, 2012, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 105 branches in Utah and 26 branches in Idaho. CB&T operates 102 branches in California. Amegy operates 83 branches in Texas. NBA operates 74 branches in Arizona. NSB operates 53 branches in Nevada. Vectra operates 37 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, each subsidiary bank, except for NSB, NBA and TCBO, operates a foreign branch in the Grand Cayman Islands.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2012 and 2011:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
CONDENSED INCOME STATEMENT
Net interest income	$171.6	$176.4	$117.9	$128.4	$90.4	$98.3	$41.4	$43.3	$31.0	$35.3
Provision for loan losses	20.4	21.6	(3.8)	(5.8)	(8.9)	(0.2)	2.5	1.8	(1.6)	(18.2)
Net interest income after provision for loan losses	151.2	154.8	121.7	134.2	99.3	98.5	38.9	41.5	32.6	53.5
Net impairment losses on investment securities	(0.2)	—	—	—	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—	—	—
Other noninterest income	45.6	49.6	18.4	23.8	45.3	39.3	7.8	9.5	8.5	10.1
Noninterest expense	125.5	137.2	84.4	93.1	86.8	84.1	38.0	37.0	34.3	35.7
Income (loss) before income taxes	71.1	67.2	55.7	64.9	57.8	53.7	8.7	14.0	6.8	27.9
Income tax expense (benefit)	25.2	23.0	22.2	26.0	18.8	17.7	3.4	5.5	2.4	9.8
Net income (loss)	45.9	44.2	33.5	38.9	39.0	36.0	5.3	8.5	4.4	18.1
Net income (loss) applicable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Net income (loss) applicable to controlling interest	45.9	44.2	33.5	38.9	39.0	36.0	5.3	8.5	4.4	18.1
Preferred stock dividends	(6.0)	—	(3.3)	—	(6.1)	—	(1.5)	—	—	—
Net earnings (loss) applicable to common shareholders	$39.9	$44.2	$30.2	$38.9	$32.9	$36.0	$3.8	$8.5	$4.4	$18.1
AVERAGE BALANCE SHEET DATA
Total assets	$17,330	$16,149	$10,880	$10,804	$12,081	$11,235	$4,457	$4,482	$4,171	$4,169
Total loans	12,402	12,799	8,350	8,285	7,909	7,794	3,280	3,305	2,169	2,408
Total deposits	14,814	13,621	9,219	9,221	9,595	8,712	3,721	3,745	3,626	3,548
Shareholder’s equity:
Preferred equity	480	480	248	262	410	488	275	305	242	360
Common equity	1,430	1,285	1,291	1,224	1,661	1,544	358	332	279	235
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,910	1,765	1,539	1,486	2,071	2,032	633	637	521	595
	Vectra		TCBW		Other		Consolidated Company
	2012	2011	2012	2011	2012	2011	2012	2011
CONDENSED INCOME STATEMENT
Net interest income	28.6	26.0	7.1	7.6	(56.0)	(99.1)	432.0	416.2
Provision for loan losses	1.4	(1.2)	0.8	3.2	0.1	0.1	10.9	1.3
Net interest income after provision for loan losses	27.2	27.2	6.3	4.4	(56.1)	(99.2)	421.1	414.9
Net impairment losses on investment securities	—	—	—	—	(7.1)	(5.2)	(7.3)	(5.2)
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—
Other noninterest income	5.6	5.3	0.7	0.8	(1.6)	(4.9)	130.3	133.5
Noninterest expense	24.7	26.3	4.3	3.9	3.6	(1.0)	401.6	416.3
Income (loss) before income taxes	8.1	6.2	2.7	1.3	(68.4)	(108.3)	142.5	126.9
Income tax expense (benefit)	2.7	2.1	0.9	0.4	(24.6)	(30.2)	51.0	54.3
Net income (loss)	5.4	4.1	1.8	0.9	(43.8)	(78.1)	91.5	72.6
Net income (loss) applicable to noncontrolling interests	—	—	—	—	(0.2)	(0.2)	(0.2)	(0.2)
Net income (loss) applicable to controlling interest	5.4	4.1	1.8	0.9	(43.6)	(77.9)	91.7	72.8
Preferred stock dividends	—	—	(0.2)	—	(19.4)	(43.8)	(36.5)	(43.8)
Net earnings (loss) applicable to common shareholders	5.4	4.1	1.6	0.9	(63.0)	(121.7)	55.2	29.0
AVERAGE BALANCE SHEET DATA
Total assets	2,380	2,245	871	852	720	1,056	52,890	50,992
Total loans	1,993	1,791	557	586	69	(128)	36,729	36,840
Total deposits	2,029	1,873	721	671	(783)	(506)	42,942	40,885
Shareholder’s equity:
Preferred equity	70	70	13	15	93	266	1,831	2,246
Common equity	208	204	78	72	(592)	(298)	4,713	4,598
Noncontrolling interests	—	—	—	—	(2)	(1)	(2)	(1)
Total shareholder’s equity	278	274	91	87	(501)	(33)	6,542	6,843

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2012 and 2011:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
CONDENSED INCOME STATEMENT
Net interest income	$344.2	$349.0	$235.7	$257.1	$184.7	$191.3	$83.5	$86.4	$62.2	$68.4
Provision for loan losses	60.9	60.6	(6.7)	5.4	(32.2)	3.1	9.0	2.5	(8.3)	(17.4)
Net interest income after provision for loan losses	283.3	288.4	242.4	251.7	216.9	188.2	74.5	83.9	70.5	85.8
Net impairment losses on investment securities	(0.2)	—	—	—	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	(9.2)	(13.5)	—	—	—	—	—	—
Other noninterest income	100.9	99.1	36.9	62.2	78.9	73.3	15.5	18.0	16.4	18.7
Noninterest expense	247.5	265.6	165.6	183.4	168.8	164.0	75.9	82.1	69.6	70.3
Income (loss) before income taxes	136.5	121.9	104.5	117.0	127.0	97.5	14.1	19.8	17.3	34.2
Income tax expense (benefit)	48.1	41.2	41.3	46.5	42.1	31.9	5.5	7.8	6.0	11.9
Net income (loss)	88.4	80.7	63.2	70.5	84.9	65.6	8.6	12.0	11.3	22.3
Net income (loss) applicable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Net income (loss) applicable to controlling interest	88.4	80.7	63.2	70.5	84.9	65.6	8.6	12.0	11.3	22.3
Preferred stock dividends	(12.0)	—	(6.6)	—	(12.2)	—	(1.5)	—	—	—
Net earnings (loss) applicable to common shareholders	$76.4	$80.7	$56.6	$70.5	$72.7	$65.6	$7.1	$12.0	$11.3	$22.3
AVERAGE BALANCE SHEET DATA
Total assets	$17,293	$16,158	$10,857	$10,785	$12,058	$11,228	$4,462	$4,455	$4,148	$4,134
Total loans	12,468	12,814	8,347	8,316	7,892	7,683	3,280	3,289	2,186	2,416
Total deposits	14,759	13,557	9,166	9,217	9,534	8,706	3,715	3,728	3,597	3,518
Shareholder’s equity:
Preferred equity	480	480	255	262	449	488	290	305	251	360
Common equity	1,408	1,289	1,286	1,207	1,653	1,527	355	328	277	231
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,888	1,769	1,541	1,469	2,102	2,015	645	633	528	591
	Vectra		TCBW		Other		Consolidated Company
	2012	2011	2012	2011	2012	2011	2012	2011
CONDENSED INCOME STATEMENT
Net interest income	$54.3	$51.8	$14.5	$15.2	$(104.8)	$(179.2)	$874.3	$840.0
Provision for loan losses	2.4	1.9	1.4	5.1	—	0.1	26.5	61.3
Net interest income after provision for loan losses	51.9	49.9	13.1	10.1	(104.8)	(179.3)	847.8	778.7
Net impairment losses on investment securities	—	—	—	—	(17.3)	(8.3)	(17.5)	(8.3)
Loss on sale of investment securities to Parent	—	—	—	—	9.2	13.5	—	—
Other noninterest income	11.0	10.8	1.3	1.3	(13.4)	(12.6)	247.5	270.8
Noninterest expense	49.6	51.0	9.0	8.4	8.0	(0.2)	794.0	824.6
Income (loss) before income taxes	13.3	9.7	5.4	3.0	(134.3)	(186.5)	283.8	216.6
Income tax expense (benefit)	4.3	3.1	1.8	0.9	(46.2)	(51.9)	102.9	91.4
Net income (loss)	9.0	6.6	3.6	2.1	(88.1)	(134.6)	180.9	125.2
Net income (loss) applicable to noncontrolling interests	—	—	—	—	(0.5)	(0.5)	(0.5)	(0.5)
Net income (loss) applicable to controlling interest	9.0	6.6	3.6	2.1	(87.6)	(134.1)	181.4	125.7
Preferred stock dividends	—	—	(0.2)	—	(68.2)	(81.9)	(100.7)	(81.9)
Net earnings (loss) applicable to common shareholders	$9.0	$6.6	$3.4	$2.1	$(155.8)	$(216.0)	$80.7	$43.8
AVERAGE BALANCE SHEET DATA
Total assets	$2,372	$2,249	$884	$852	$661	$988	$52,735	$50,849
Total loans	1,963	1,787	556	577	68	(128)	36,760	36,754
Total deposits	2,028	1,873	734	670	(876)	(532)	42,657	40,737
Shareholder’s equity:
Preferred equity	70	70	14	15	284	182	2,093	2,162
Common equity	205	203	77	71	(582)	(236)	4,679	4,620
Noncontrolling interests	—	—	—	—	(2)	(1)	(2)	(1)
Total shareholder’s equity	275	273	91	86	(300)	(55)	6,770	6,781

ZIONS BANCORPORATION AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security	HTM	Held-to-Maturity
ACL	Allowance for Credit Losses	IA	Indemnification Asset
AFS	Available-for-Sale	IFRS	International Financial Reporting Standards
ALCO	Asset/Liability Committee	ISDA	International Swap Dealer Association
ALLL	Allowance for Loan and Lease Losses	LIBOR	London Interbank Offered Rate
Amegy	Amegy Corporation	Lockhart	Lockhart Funding LLC
AOCI	Accumulated Other Comprehensive Income	NBA	National Bank of Arizona
ARRA	American Recovery and Reinvestment Act	NOW	Negotiable Order of Withdrawal
ASC	Accounting Standards Codification	NRSRO	Nationally Recognized Statistical Rating Organization
ASU	Accounting Standards Update	NSB	Nevada State Bank
ATM	Automated Teller Machine	OCC	Office of the Comptroller of the Currency
bps	Basis Points	OCI	Other Comprehensive Income
CB&T	California Bank & Trust	OREO	Other Real Estate Owned
CDO	Collateralized Debt Obligation	OTC	Over-the-Counter
CDR	Constant Default Rate	OTTI	Other-Than-Temporary Impairment
CLTV	Combined Loan-to-Value Ratio	Parent	Zions Bancorporation
CPP	Capital Purchase Program	PCI	Purchased Credit-Impaired
CPR	Constant Prepayment Rate	PD	Probability of Default
CRE	Commercial Real Estate	PIK	Payment in Kind
DB	Deutsche Bank AG	REIT	Real Estate Investment Trust
DBRS	Dominion Bond Rating Service	RULC	Reserve for Unfunded Lending Commitments
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SBA	Small Business Administration
DTA	Deferred Tax Asset	SBIC	Small Business Investment Company
DTL	Deferred Tax Liability	SEC	Securities and Exchange Commission
EESA	Emergency Economic Stabilization Act	TARP	Troubled Asset Relief Program
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	TCBO	The Commerce Bank of Oregon
FASB	Financial Accounting Standards Board	TCBW	The Commerce Bank of Washington
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank	TRS	Total Return Swap
FICO	Fair Isaac Corporation	Vectra	Vectra Bank Colorado
FRB	Federal Reserve Board	Zions Bank	Zions First National Bank
GAAP	Generally Accepted Accounting Principles	ZMSC	Zions Management Services Company
HECL	Home Equity Credit Line

ZIONS BANCORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The Company reported net earnings applicable to common shareholders of $55.2 million, or $0.30 per diluted share for the second quarter of 2012, compared to net earnings applicable to common shareholders of $29.0 million, or $0.16 per diluted share for the same prior year period. The significant improvement in net earnings was mainly caused by the following favorable changes:

•	$15.8 million increase in net interest income;

•	$11.5 million decrease in other real estate expense;

•	$7.9 million increase in fixed income securities gains;

•	$7.3 million reduction in preferred stock dividends; and

•	$5.3 million decline in other noninterest expense.

The impact of these items was partially offset by the following:

•	$11.0 million decrease in fair value and nonhedge derivative income;

•	$9.5 million increase in the provision for loan losses;

•	$6.8 million increase in the provision for unfunded lending commitments; and

•	$5.4 million decline in other service charges, commissions, and fees.

Net earnings applicable to common shareholders for the first six months of 2012 were $80.7 million, or $0.44 per diluted share, compared to net earnings applicable to common shareholders of $43.8 million, or $0.24 per diluted share in the corresponding prior year period. The improved result reflects the following:

•	$34.8 million decrease in the provision for loan losses;

•	$34.3 million increase in net interest income;

•	$27.8 million reduction in other real estate expense;

•	$18.0 million reduction in FDIC premiums; and

•	$10.0 million increase in equity securities gains.

The impact of these items was partially offset by the following:

•	$18.8 million increase in preferred stock dividends;

•	$18.5 million decrease in other noninterest income;

•	$16.6 million decline in fair value and nonhedge derivative income;

•	$12.9 million reduction in other service charges, commissions, and fees;

•	$12.6 million increase in the provision for unfunded lending commitments; and

•	$11.5 million increase in income taxes.

During 2009, the Company executed a subordinated debt modification and exchange transaction. The original discount on the convertible subordinated debt was $679 million and the remaining discount at June 30, 2012 was $174 million. It included the following components:

•	the fair value discount on the debt; and

•	the value of the beneficial conversion feature which added the right of the debt holder to convert the debt into preferred stock.

The discount associated with the convertible subordinated debt is amortized to interest expense using the interest method over the remaining term of the subordinated debt (referred to herein as “discount amortization”). When holders of the convertible subordinated notes convert to preferred stock, the rate of amortization is accelerated by immediately expensing any unamortized discount associated with the converted debt (referred to herein as “accelerated discount amortization”).

ZIONS BANCORPORATION AND SUBSIDIARIES

Excluding the impact of these noncash expenses, income before income taxes and subordinated debt conversions for the second quarter of 2012 was $169.4 million compared to $199.7 million for the second quarter of 2011.

	Three Months Ended
(In millions)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Income before income taxes (GAAP)	$142.5	$141.3	$136.6	$168.1	$126.9
Convertible subordinated debt discount amortization	10.7	11.1	10.8	10.7	11.4
Accelerated convertible subordinated debt discount amortization	16.2	12.2	5.8	7.4	61.4
Income before income taxes and subordinated debt conversions (non-GAAP)	$169.4	$164.6	$153.2	$186.2	$199.7
The impact of the conversion of subordinated debt into preferred stock is further discussed in the “Capital Management” section.
Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of Zions' revenue. For the second quarter of 2012, taxable-equivalent net interest income was $436.6 million, compared to $447.2 million for the first quarter of 2012, and $421.2 million in the second quarter of 2011. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

A gauge that we use to measure the Company's success in managing its net interest income is the level and stability of the net interest margin. The net interest margin was 3.62% and 3.73% for the second and first quarters of 2012, respectively, and 3.62% for the second quarter of 2011. The decreased net interest margin for the second quarter of 2012 compared to the first quarter of 2012 resulted primarily from:

•	differences in the amount of amortization and accelerated amortization on convertible subordinated debt, see “Capital Management” for further discussion;

•	issuances of long-term debt;

•	changes in the composition of interest-earning assets;

•	interest rate resets on older-vintage, longer-term adjustable rate loans;

•	new loans originated at lower rates; and

•	lower cost of interest-bearing deposits only partially offsetting the impact of the previous items.

Low-yielding money market investments increased to 16.0% of average interest-earning assets for the second quarter of 2012, compared to 15.1% and 10.3% for the first quarter of 2012 and second quarter of 2011, respectively. The average rate earned on money market investments remained stable when compared to the same prior year period. See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and associated risk. The average interest rate earned on net loans and leases, excluding FDIC-supported loans, declined 40 basis points to 5.07% in the second quarter of 2012 from 5.47% in the corresponding prior year period. The two factors that primarily caused this decrease are (1) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (2) maturing loans, many of which had rate floors, being replaced with new loans at lower original coupons and/or lower floors compared to the rates at which loans were originated when spreads were higher. Average total loans and leases were stable when compared to both the first quarter of 2012 and the second quarter of 2011.

Our total cost of funding remained stable in the second quarter of 2012 compared to the first quarter of 2012 and declined compared to second quarter of 2011, due to a favorable change in the mix of funding sources and a decline in rates on interest-bearing liabilities. Average noninterest-bearing deposits increased to $16.2 billion (35.0% of total average liabilities) in the second quarter of 2012, compared to $15.7 billion (34.4% of total average liabilities) in the prior quarter and $14.2 billion (32.1% of total average liabilities) in the second quarter of 2011. Average borrowed funds increased by 2.1% but the average rate paid decreased by 638 basis points from the corresponding prior year period, primarily due to decreased accelerated discount amortization expense resulting from the fact that fewer holders of convertible debt elected to convert their holdings to

ZIONS BANCORPORATION AND SUBSIDIARIES

preferred stock. Average interest-bearing deposits remained stable when compared to the second quarter of 2011.

The Company believes that its “core net interest margin” is more reflective of its operating performance than the reported net interest margin. We calculate the core net interest margin by excluding the impact of discount amortization on convertible subordinated debt, accelerated discount amortization on convertible subordinated debt, and additional accretion of interest income on acquired loans from the net interest margin. The core net interest margin was 3.72% for the second quarter of 2012 and 4.07% for the second quarter of 2011 due to the previously discussed changes in asset and funding mix and pricing. See “GAAP to non-GAAP Reconciliations” for a reconciliation between the GAAP net interest margin and the non-GAAP core net interest margin.

The spread on average interest-bearing funds was 3.16% and 3.29% for the second and first quarters of 2012, respectively, and 2.90% for the second quarter of 2011. The spread on average interest-bearing funds for the second quarter of 2012 was affected by most of the same factors that had an impact on the net interest margin.

The average interest rate earned on the securities portfolio increased by 99 bps to 3.82% for the second quarter of 2012 from 2.83% in the comparable prior year period. This increase in the rate earned on the securities portfolio is primarily attributable to the change in the mix of securities and one AFS single issuer trust preferred security, which came current with previously deferred interest. In November 2011, the Company sold $700 million of U.S. Treasury securities, which reduced the balance of lower-yielding securities and increased the yield on the overall securities portfolio. The proceeds were deposited in the Federal Reserve account of a subsidiary bank until the Company made a $700 million TARP preferred stock redemption in March 2012.

We believe the following factors may positively impact the net interest margin in the next several quarters: the decreased level of nonperforming assets, a smaller balance of low-yielding liquid assets, as we plan to use a portion of those assets to redeem the remaining TARP preferred stock in the second half of 2012, and modest loan growth. We believe the following factors may adversely affect the net interest margin: competitive loan pricing conditions, rate resets on loans originated in a higher interest rate environment, expiration of loans with interest rate floors that are “in the money,” and the discount amortization related to the debt modification transactions, including the accelerated discount amortization to the extent that holders of the modified debt elect to convert their holdings to preferred stock. On balance, we expect continued modest compression of the net interest margin for several quarters.

The unamortized discount on the convertible subordinated debt was $174 million as of June 30, 2012, or 37.2% of the $467 million of remaining outstanding convertible subordinated notes, and will be amortized to interest expense over the remaining life of the debt using the interest method.

The Company expects to remain somewhat “asset-sensitive” with regard to interest rate risk. The current period of historically low interest rates has lasted for several years. During this time, the Company has maintained an interest rate risk position that is more asset sensitive than it was prior to the economic crisis, and it expects to maintain this more asset sensitive position for a prolonged period. With interest rates at historically low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company's actual rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in ”Interest Rate Risk” on page 80 of the Company's 2011 Annual Report on Form 10-K, and in this filing in “Interest Rate Risk.”

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance		Amount of interest [1]	Average rate
ASSETS
Money market investments	$7,786,191	$5,099	0.26%	$4,792,704		$3,199	0.27%
Securities:
Held-to-maturity	797,843	11,339	5.72%	821,768		11,289	5.51%
Available-for-sale	3,084,771	25,603	3.34%	4,031,836		22,788	2.27%
Trading account	18,877	148	3.15%	60,894		538	3.54%
Total securities	3,901,491	37,090	3.82%	4,914,498		34,615	2.83%
Loans held for sale	157,308	1,561	3.99%	144,048		1,525	4.25%
Loans [2]:
Loans and leases	36,067,463	454,688	5.07%	35,960,395		490,083	5.47%
FDIC-supported loans	661,597	24,416	14.84%	879,290		34,298	15.65%
Total loans	36,729,060	479,104	5.25%	36,839,685		524,381	5.71%
Total interest-earning assets	48,574,050	522,854	4.33%	46,690,935		563,720	4.84%
Cash and due from banks	1,025,681			1,036,501
Allowance for loan losses	(1,004,879)			(1,321,098)
Goodwill	1,015,129			1,015,161
Core deposit and other intangibles	61,511			79,950
Other assets	3,218,519			3,490,867
Total assets	$52,890,011			$50,992,316
LIABILITIES
Interest-bearing deposits:
Savings and NOW	$7,435,000	3,207	0.17%	$6,548,676		4,776	0.29%
Money market	14,522,941	10,259	0.28%	14,827,231		17,904	0.48%
Time	3,264,853	6,053	0.75%	3,854,641		9,411	0.98%
Foreign	1,490,695	1,304	0.35%	1,490,636		2,166	0.58%
Total interest-bearing deposits	26,713,489	20,823	0.31%	26,721,184	—	34,257	0.51%
Borrowed funds:
Securities sold, not yet purchased	6,128	29	1.90%	37,989		394	4.16%
Federal funds purchased and security repurchase agreements	474,026	161	0.14%	660,017		200	0.12%
Other short-term borrowings	13,290	66	2.00%	169,574		1,189	2.81%
Long-term debt	2,329,608	65,165	11.25%	1,897,887		106,454	22.50%
Total borrowed funds	2,823,052	65,421	9.32%	2,765,467		108,237	15.70%
Total interest-bearing liabilities	29,536,541	86,244	1.17%	29,486,651		142,494	1.94%
Noninterest-bearing deposits	16,228,973			14,163,514
Other liabilities	582,743			499,072
Total liabilities	46,348,257			44,149,237
Shareholders’ equity:
Preferred equity	1,830,845			2,246,088
Common equity	4,713,318			4,598,336
Controlling interest shareholders’ equity	6,544,163			6,844,424
Noncontrolling interests	(2,409)			(1,345)
Total shareholders’ equity	6,541,754			6,843,079
Total liabilities and shareholders’ equity	$52,890,011			$50,992,316
Spread on average interest-bearing funds			3.16%				2.90%
Taxable-equivalent net interest income and net yield on interest-earning assets		$436,610	3.62%			$421,226	3.62%
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

 CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$7,534,218	$9,727	0.26%	$4,654,089	$6,042	0.26%
Securities:
Held-to-maturity	798,792	22,338	5.62%	827,353	22,336	5.44%
Available-for-sale	3,089,299	49,307	3.21%	4,069,212	45,828	2.27%
Trading account	30,033	486	3.25%	55,362	990	3.61%
Total securities	3,918,124	72,131	3.70%	4,951,927	69,154	2.82%
Loans held for sale	166,105	3,063	3.71%	152,016	3,126	4.15%
Loans [2]:
Loans and leases	36,073,190	918,518	5.12%	35,838,713	975,698	5.49%
FDIC-supported loans	687,237	47,975	14.04%	915,483	67,467	14.86%
Total loans	36,760,427	966,493	5.29%	36,754,196	1,043,165	5.72%
Total interest-earning assets	48,378,874	1,051,414	4.37%	46,512,228	1,121,487	4.86%
Cash and due from banks	1,074,330			1,057,568
Allowance for loan losses	(1,025,794)			(1,372,116)
Goodwill	1,015,129			1,015,161
Core deposit and other intangibles	63,674			82,646
Other assets	3,228,840			3,553,957
Total assets	$52,735,053			$50,849,444
LIABILITIES
Interest-bearing deposits:
Savings and NOW	$7,317,585	6,814	0.19%	$6,475,370	9,557	0.30%
Money market	14,612,356	22,016	0.30%	14,922,532	36,937	0.50%
Time	3,317,088	12,693	0.77%	3,955,143	20,013	1.02%
Foreign	1,449,552	2,713	0.38%	1,464,950	4,234	0.58%
Total interest-bearing deposits	26,696,581	44,236	0.33%	26,817,995	70,741	0.53%
Borrowed funds:
Securities sold, not yet purchased	14,443	220	3.06%	35,038	737	4.24%
Federal funds purchased and security repurchase agreements	501,344	315	0.13%	681,875	431	0.13%
Other short-term borrowings	30,842	500	3.26%	171,451	2,795	3.29%
Long-term debt	2,160,692	122,372	11.39%	1,918,788	196,326	20.63%
Total borrowed funds	2,707,321	123,407	9.17%	2,807,152	200,289	14.39%
Total interest-bearing liabilities	29,403,902	167,643	1.15%	29,625,147	271,030	1.84%
Noninterest-bearing deposits	15,960,236			13,919,432
Other liabilities	600,987			523,451
Total liabilities	45,965,125			44,068,030
Shareholders’ equity:
Preferred equity	2,093,197			2,162,287
Common equity	4,679,020			4,620,365
Controlling interest shareholders’ equity	6,772,217			6,782,652
Noncontrolling interests	(2,289)			(1,238)
Total shareholders’ equity	6,769,928			6,781,414
Total liabilities and shareholders’ equity	$52,735,053			$50,849,444
Spread on average interest-bearing funds			3.22%			3.02%
Taxable-equivalent net interest income and net yield on interest-earning assets		$883,771	3.67%		$850,457	3.69%
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provisions for Credit Losses
The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based upon the inherent risks associated with such commitments. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company's various loan portfolios, the levels of actual charge-offs, credit trends, and external factors. See Note 5 of the Notes to Consolidated Financial Statements and “Credit Risk Management” for more information on how we determine the appropriate level for the allowance for loan and lease losses and the reserve for unfunded lending commitments.

The provision for loan losses for the second quarter of 2012 was $10.9 million compared to $1.3 million for the same prior year period. For the first six months of 2012 and 2011, the provision for loan losses was $26.5 million and $61.3 million, respectively. The Company continues to exercise caution with regard to the appropriate level of loan loss allowance, given the slow economic recovery. However, during the past twelve months the Company has experienced a significant improvement in credit quality metrics, including lower levels of criticized and classified loans and lower realized loss rates in most loan segments. At June 30, 2012, classified loans were $1.9 billion, compared to $2.7 billion at June 30, 2011. Additionally, construction and land development loans declined to 5.7% of the loan portfolio at June 30, 2012 compared to 7.5% a year earlier.

Net loan and lease charge-offs declined to $43.3 million in the second quarter of 2012 from $113.2 million in the same prior year period. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

During the second quarter of 2012, the Company recorded a $4.9 million provision for unfunded lending commitments compared to $(1.9) million for the same prior year period. The increased provision is primarily caused by a higher level of unfunded loan commitments. For the first six months of 2012 and 2011, the provision (credit) for unfunded lending commitments was $1.2 million and $(11.4) million, respectively. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as fluctuations in credit quality.

Although classified and nonperforming loan volumes continue to be elevated when compared to long-term historical levels, most measures of credit quality continued to show improvement in the second quarter and first six months of 2012. Barring any significant economic downturn, we expect the Company's credit costs to remain low for the next several quarters. We also anticipate continued reductions in criticized and classified loans of most types, and continued reduction in net charge-offs for the next several quarters, compared to the elevated levels experienced from 2008 through 2011.
Noninterest Income
Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. For the second quarter of 2012, noninterest income was $123.0 million compared to $128.3 million for the same prior year period.

Other service charges, commissions, and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees decreased to $38.6 million from $44.0 million in the second quarter of 2011. Most of the decline can be attributed to decreased debit card interchange fees, partially offset by growth in loan fees.

Dividends and other investment income consists of revenue from the Company's bank-owned life insurance program and revenues from other investments. Revenues from other investments include dividends on FHLB stock, Federal Reserve Bank stock, and earnings from unconsolidated affiliates including certain alternative venture investments. For the second quarter of 2012, this income increased to $21.5 million from $17.2 million in the comparable prior year period. The increase was primarily the result of higher income from investments in private equity funds, and income from bank-owned life insurance.

Losses from fair value and nonhedge derivatives were $6.8 million in the second quarter of 2012 compared to a $4.2 million gain in the same prior year period. The loss in the second quarter of 2012 is primarily the result of expenses related to the TRS agreement. The income in the second quarter of 2011 was mainly attributable to Eurodollar futures contracts.

In the second quarter of 2012, the Company recognized a $5.5 million gain from fixed income securities while it had recorded a

ZIONS BANCORPORATION AND SUBSIDIARIES

$2.4 million loss in the same prior year period. The gain resulted from the redemption of securities which had been acquired at a discount and from principal payments received for CDOs that had been previously written down.

The Company recognized net credit-related impairment losses on CDO investment securities of $7.3 million and $5.2 million in the second quarters of 2012 and 2011, respectively. See “Investment Securities Portfolio” for additional information.

Other noninterest income was $2.3 million for the second quarter of 2012 compared to $3.9 million in the same prior year period. The decrease was largely due to a decrease in income from interest-only strips related to guaranteed portions of SBA loans.

During the first half of 2012, noninterest income was $230.0 million compared to $262.5 million in the corresponding prior year period. Except for the items discussed below, explanations provided previously for the quarterly changes also apply to the year-to-date fluctuations.

The Company recorded $9.3 million of equity securities gains during the first six months of 2012 compared to a $0.7 million loss in the same prior year period. The gains in 2012 are attributable to increases in the values of venture fund investments.

Other noninterest income was $6.3 million and $24.9 million for the first six months of 2012 and 2011, respectively. The first quarter of 2011 included an $18.9 million gain related to certain loans which had been purchased from a failed bank in an FDIC-assisted transaction in 2009. The Company had submitted a bid for these loans, all of which were going to be covered by the FDIC loss sharing agreement. However, certain loans were charged off by the failed bank after the bid date but prior to the ownership transfer, and therefore the amount of the applicable loss sharing coverage had to be negotiated at a later date.
Noninterest Expense
Noninterest expense decreased to $401.7 million, or 3.5%, from the second quarter of 2011. During the past twelve months, the Company made significant progress in resolving problem loans and improving the credit quality of its loan portfolio, which resulted in significantly lower other real estate expense and credit-related expense.

Other real estate expense decreased by 64.0% from the same prior year period. The decrease is primarily due to a 39.4% reduction in OREO balances during the last 12 months and lower write-downs of OREO values during work-out.

Credit-related expense decreased to $12.4 million in the second quarter of 2012 from $17.1 million in the second quarter of 2011. The decrease resulted mainly from lower property tax, appraisal, and legal costs incurred during loan workouts.

The provision for unfunded lending commitments is described in the previous discussion under "Provisions for Credit Losses."

Legal and professional services expenses increased by $4.5 million from the second quarter of 2011, which was related to regulatory and legal matters.

FDIC premiums decreased by 31.4% compared to the same prior year period. The decrease is mainly caused by the change in the premium assessment formulas prescribed by the FDIC and by the improved credit quality of the Company's loan portfolio.

Other noninterest expense for the second quarter of 2012 decreased by $5.3 million compared to the corresponding prior year period, primarily as a result of a lower write-down of the FDIC indemnification asset attributable to loans purchased from the FDIC in 2009. FDIC-supported loans continued to perform better than expected and the FDIC indemnification asset continues to decline in value, although at a slower rate in the second quarter of 2012 compared to the second quarter of 2011.

For the first six months of 2012, noninterest expense was $794.0 million compared to $824.6 million in the same prior year period. Explanations provided previously for the quarterly changes also apply to the year-to-date changes.

Salaries and employee benefits for the first six months of 2012 increased by 1.9% from the comparable period in 2011. This was mainly caused by an increase in base salaries, retirement expense, and payroll taxes, partially offset by lower bonuses.

At June 30, 2012, the Company had 10,447 full-time equivalent employees, compared to 10,606 at December 31, 2011, and 10,548 at June 30, 2011.

ZIONS BANCORPORATION AND SUBSIDIARIES

Income Taxes
The Company's income tax expense for the second quarter of 2012 was $51.0 million compared to an income tax expense of $54.3 million for the same period in 2011. The effective income tax rates, including the effects of noncontrolling interests, for the second quarter of 2012 and 2011 were 35.7% and 42.7%, respectively. The tax expense rate for the second quarter of 2012 was lower than the tax rate for the same period in 2011 as a result of a decrease in the nondeductible amount of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during the second quarter of 2012. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government's Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $0.3 million for the second quarter of 2012 and by $0.6 million for the second quarter of 2011.

The Company had a net deferred tax asset (“DTA”) of $479 million at June 30, 2012, compared to $509 million at December 31, 2011. The decrease in the DTA resulted primarily from loan charge-offs in excess of loan loss provisions, security and derivative fair value adjustments and the utilization of net operating loss and tax credit carryforward items. The decrease in the deferred tax liability related to the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock did offset some of the overall decrease in DTA. The Company did not record an additional valuation allowance as of June 30, 2012. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company's ability to carry back net operating losses to prior tax periods, tax planning strategies that are prudent and feasible and current forecasts of future taxable income, including the reversal of deferred tax liabilities (“DTLs”), which can absorb losses generated in or carried forward to a particular tax year. After evaluating all of the factors and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed. In addition, the Company has pursued strategies which may have the effect of mitigating the future possibility of a DTA valuation allowance.

BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets, while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases. Another one of our goals is to maintain a higher-yielding mix of interest earning assets, such as loans, relative to lower-yielding assets, such as money market investments and securities, while maintaining adequate levels of highly liquid assets. The current period of slow economic growth accompanied by the low loan demand experienced in recent quarters has made it difficult to consistently achieve these goals.

Average interest-earning assets were $48.4 billion for the first six months of 2012 compared to $46.5 billion for the same period in 2011. Average interest-earning assets as a percentage of total average assets for the first six months of 2012 was 91.7% compared to 91.5% for the comparable period of 2011.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, grew by 61.9% to $7.5 billion for the first six months of 2012 compared to $4.7 billion for the same period of 2011. Average securities decreased by 20.9%. Average total deposits increased by 4.7% while average loans and leases remained stable for the first six months of 2012 when compared to the same prior year period. The increase in average money market investments is due to stable loan balances, and therefore the Company has excess cash from increased customer deposits and other funding sources.
Investment Securities Portfolio
We invest in securities to generate revenues for the Company; portions of the portfolio are also available as a source of liquidity. The following schedules present a profile of the Company's investment securities portfolio. The amortized cost amounts represent the Company's original cost for the investments, adjusted for accumulated amortization or accretion of any yield adjustments related to the security, and credit impairment losses. The estimated fair value measurement levels and methodology are discussed in detail in Note 9 of the Notes to Consolidated Financial Statements.

We have included selected credit rating information for certain of the investment securities schedules because this information is one indication of the degree of credit risk to which we are exposed, and significant declines in ratings for our investment portfolio could indicate an increased level of risk for the Company. The Dodd-Frank Act required that after July 21, 2011,

ZIONS BANCORPORATION AND SUBSIDIARIES

federal agencies could no longer mandate the use of rating agency ratings. Final regulations and effective dates for this provision were issued in June 2012.

	June 30, 2012			December 31, 2011			June 30, 2011
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity:
Municipal securities	$543	$543	$558	$565	$565	$572	$567	$567	$575
Asset-backed securities:
Trust preferred securities – banks and insurance	263	209	145	263	222	144	264	240	173
Other	23	21	12	24	21	14	26	23	15
	829	773	715	852	808	730	857	830	763
Available-for-sale:
U.S. Treasury securities	4	5	5	4	5	5	706	706	706
U.S. Government agencies and corporations:
Agency securities	139	144	144	153	158	158	177	183	183
Agency guaranteed mortgage-backed securities	476	497	497	535	553	553	598	614	614
Small Business Administration loan-backed securities	1,180	1,196	1,196	1,153	1,161	1,161	1,021	1,017	1,017
Municipal securities	118	119	119	121	122	122	136	138	138
Asset-backed securities:
Trust preferred securities – banks and insurance	1,758	927	927	1,794	930	930	1,860	1,099	1,099
Trust preferred securities – real estate investment trusts	40	14	14	40	19	19	40	19	19
Auction rate securities	7	7	7	71	70	70	92	91	91
Other	55	46	46	65	50	50	70	54	54
	3,777	2,955	2,955	3,936	3,068	3,068	4,700	3,921	3,921
Mutual funds and other	213	213	213	163	163	163	163	164	164
	3,990	3,168	3,168	4,099	3,231	3,231	4,863	4,085	4,085
Total	$4,819	$3,941	$3,883	$4,951	$4,039	$3,961	$5,720	$4,915	$4,848

The amortized cost of investment securities on June 30, 2012 decreased by 2.7% and 15.8% from the balances on December 31, 2011, and June 30, 2011, respectively. The decrease from June 30, 2011 to June 30, 2012 was mostly due to sales of U.S. Treasury securities and sales and redemptions of bank and insurance company trust preferred securities, partially offset by increased investments in SBA loan-backed securities.

As of June 30, 2012, 6.6% of the $3.2 billion fair value of available-for-sale securities portfolio was valued at Level 1, 61.7% was valued at Level 2, and 31.7% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. At December 31, 2011, 5.0% of the $3.2 billion fair value of available-for-sale securities portfolio was valued at Level 1, 61.6% was valued at Level 2, and 33.4% was valued at Level 3. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $1,874 million at June 30, 2012 and the fair value of these securities was $1,005 million. The securities valued at Level 3 were comprised of ABS CDOs and auction rate securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at June 30, 2012 was $869 million. As of June 30, 2012, we believe that we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 available-for-sale securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

The following schedule presents the Company's CDOs according to performing tranches without credit impairment and

ZIONS BANCORPORATION AND SUBSIDIARIES

nonperforming tranches. These CDOs are a subset of our asset-backed securities and consist of both HTM and AFS securities.

	June 30, 2012
					Net unrealized losses recognized in OCI [1]	Weighted average discount rate [2]	% of carrying value to par
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value			June 30, 2012	March 31, 2012	Change
Performing CDOs
Predominantly bank CDOs	30	$904	$805	$572	$(233)	7.02%	63%	66%	-3%
Insurance-only CDOs	21	450	445	330	(115)	7.21%	73%	74%	-1%
Other CDOs	7	82	71	62	(9)	7.54%	76%	78%	-2%
Total performing CDOs	58	1,436	1,321	964	(357)	7.11%	67%	69%	-2%
Nonperforming CDOs [3]
Deferring interest, but no credit impairment	3	72	72	21	(51)	12.36%	29%	25%	4%
Credit impairment prior to last 12 months	33	595	438	136	(302)	12.84%	23%	21%	2%
Credit impairment during last 12 months	23	444	278	72	(206)	13.37%	16%	14%	2%
Total nonperforming CDOs	59	1,111	788	229	(559)	13.02%	21%	19%	2%
Total CDOs	117	$2,547	$2,109	$1,193	$(916)	9.69%	47%	48%	-1%
	December 31, 2011
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Net unrealized losses recognized in OCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	32	$956	$846	$615	$(231)	7.06%	64%
Insurance-only CDOs	21	455	449	359	(90)	5.75%	79%
Other CDOs	7	86	74	65	(9)	6.87%	76%
Total performing CDOs	60	1,497	1,369	1,039	(330)	6.65%	69%
Nonperforming CDOs [3]
Deferring interest, but no credit impairment	3	72	72	17	(55)	15.24%	24%
Credit impairment prior to last 12 months	37	676	498	120	(378)	15.31%	18%
Credit impairment during last 12 months	18	365	217	43	(174)	16.17%	12%
Total nonperforming CDOs	58	1,113	787	180	(607)	15.59%	16%
Total CDOs	118	$2,610	$2,156	$1,219	$(937)	10.46%	47%

1 Other comprehensive income, amounts presented are pretax.
2 Margin over LIBOR
3 Defined as either deferring current interest (“PIKing”) or OTTI.

No significant assumption changes were made during the second quarter of 2012 to the internal model used to estimate fair values of CDOs. A pool specific prepayment rate continues to be calculated with reference to both (a) the percentage of each pool's performing collateral consisting of small banks, as well as, (b) the percentage which consists of collateral from large banks with investment grade ratings. Such large banks are assumed to prepay fully by the end of 2015. After 2015, each pool is assumed to prepay at a 3% annual rate.

For the second quarter of 2012, the resulting average annual prepayment rate assumption for pools which include both large and small banks is 7.95% for each year through 2015, followed by an annual prepayment rate assumption of 3% thereafter. For pools without large banks, we assume a 3% annual prepayment rate.

ZIONS BANCORPORATION AND SUBSIDIARIES

For the best performing banks, the floors on the short-term and medium-term probabilities of default remain at 30 bps and 48 bps, respectively. The assumed long-term probabilities of default remain at 65 bps.
Valuation Sensitivity of Level 3 Bank and Insurance CDOs
The following schedule sets forth the sensitivity of the current CDO fair values, using the licensed third-party model, to changes in the most significant assumptions utilized in the model.

(Amounts in millions)
		Held-to-maturity			Available-for-sale
Fair value at June 30, 2012		$145			$905
		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				4.5%			20.2%
Projected loss percentage from currently performing collateral
1-year		0.3%		4.9%	0.5%		20.7%
years 2-5		1.6%		6.5%	1.2%		21.9%
years 6-30		10.9%		17.4%	9.1%		31.0%
Discount rate [3]
Weighted average spread over LIBOR		759	bp		1,021	bp
Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.6)			$(6.4)
	50%	(1.3)			(12.3)
	100%	(2.5)			(24.4)
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(6.7)			$(122.5)
	50%	(7.2)			(127.9)
	100%	(8.1)			(139.3)
Increase (decrease) in fair value due to increase in discount rate	+100 bp	$(13.4)			$(60.7)
	+ 200 bp	(25.2)			(114.2)
Increase (decrease) in fair value due to increase in Forward LIBOR Curve	+ 100 bp	$7.7			$44.2
Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$3.3			$29.9
increase in prepayment assumption[6]	+2%	6.5			59.1

1 The Company uses an incurred credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation. These current and projected losses are reflected in the CDO's fair value.

[2]
Weighted average percentage of collateral that is defaulted due to bank failures, or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit-specific probability of default on deferring collateral which ranges from 2.18% to 100%.

3The discount rate is a spread over the LIBOR forward curve at the date of valuation.
4 Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30-year losses of 36.4% = 31.0%+50%(0.5%+1.2%+9.1%) and 41.9% = 31.0%+100%(0.5%+1.2%+9.1%), respectively.
5 Prepayment rate for small banks increased to 4% per year for each year through maturity.

[6]	Prepayment rate for small banks increased to 5% per year for each year through maturity.
During the second quarter of 2012, the portfolio fair value was generally unchanged. Lower LIBOR forward rates decreased fair values. This decrease was offset by increases in fair values due to reduced discount rates for junior tranches consistent with

ZIONS BANCORPORATION AND SUBSIDIARIES

market trade data on our tranches.
Bank Collateral Deferrals
The Company's loss and recovery experience as of June 30, 2012 (and our Level 3 modeling assumption) is essentially a 100% loss on defaults on bank collateral CDOs, although we have, to date, received several, generally small, recoveries on defaults. Our experience with deferring bank collateral has been that of all collateral that has elected to defer beginning in 2007 or thereafter, 48% has defaulted, and approximately 39% remains within the allowable deferral period. Additionally, 53 issuing banks, with collateral aggregating to 13% of all deferrals and 25% of all surviving deferrals, have either come current and resumed interest payments on their trust preferred securities or have announced that they intend to do so at the next payment date. Banks may come current on their trust preferred securities for one or more quarters and then re-defer. This pattern has occurred in five of the 53 banks which had resumed payment after deferring. Further information on the Company's valuation process is detailed in Note 9 of the Notes to Consolidated Financial Statements.

The following schedules provide additional information on the below-investment-grade rated bank and insurance trust preferred CDOs' portion of the AFS and HTM portfolios. The schedules reflect data and assumptions that are included in the calculations of fair value and OTTI. The schedules utilize the lowest rating assigned by any rating agency to identify those securities below investment grade. The schedules segment the securities by whether or not they have been determined to have OTTI, and by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses. The best and worst pool-level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and number of currently performing issuers noted in the later schedule are from the same security. The remaining statistics may not be from the same security.

BANK AND INSURANCE TRUST PREFERRED CDO VALUES CURRENTLY RATED BELOW INVESTMENT GRADE –
SORTED BY WHETHER OTTI HAS BEEN TAKEN AND BY ORIGINAL RATINGS
As of June 30, 2012

			Total				Credit loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized loss	Current year	Life-to- date	Life-to- date
Original ratings of securities, no OTTI recognized:
Original AAA	27	38.4%	$894.1	$794.5	$562.9	$(231.6)	$—	$—	$(140.4)
Original A	18	18.3%	426.5	426.6	220.4	(206.2)	—	—	—
Original BBB	5	2.0%	46.5	46.5	21.1	(25.4)	—	—	—
Total Non-OTTI		58.7%	1,367.1	1,267.6	804.4	(463.2)	—	—	(140.4)
Original ratings of securities, OTTI recognized:
Original AAA	1	2.1%	50.0	43.4	16.5	(26.9)	—	(4.8)	(1.9)
Original A	44	36.3%	844.5	605.6	175.8	(429.8)	(17.5)	(241.2)	—
Original BBB	6	2.9%	67.1	24.1	3.2	(20.9)	(0.1)	(42.8)	—
Total OTTI		41.3%	961.6	673.1	195.5	(477.6)	(17.6)	(288.8)	(1.9)
Total noninvestment grade bank and insurance CDOs		100.0%	$2,328.7	$1,940.7	$999.9	$(940.8)	$(17.6)	$(288.8)	$(142.3)

	Average amount of each security held [2]
(In millions)	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)
Original ratings of securities, no OTTI recognized:
Original AAA	$31.9	$28.4	$20.1	$(8.3)
Original A	16.4	16.4	8.5	(7.9)
Original BBB	9.3	9.3	4.2	(5.1)
Original ratings of securities, OTTI recognized:
Original AAA	50.0	43.4	16.5	(26.9)
Original A	15.6	11.2	3.3	(8.0)
Original BBB	11.2	4.0	0.5	(3.5)

ZIONS BANCORPORATION AND SUBSIDIARIES

 1 Valuation losses relate to securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.
2 The Company may have more than one holding of the same security.

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED-BANK AND INSURANCE TRUST PREFERRED CDOs
As of June 30, 2012

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing[1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as % of performing collateral [4]		Collateral- ization %[5]		Present value of expected cash flows discounted at effective rate as a % of par[6]	Lifetime additional projected loss from performing collateral [7]
Original Ratings of Securities, Non-OTTI:
Original AAA
Best	BB	23	21	2.43%	4.26%	80.92%		683.95%		100%	—
Weighted average				15.94%	13.29%	41.73%		255.46%		100%	10.24%
Worst	CC	15	7	28.71%	26.03%	12.75%		162.32%		100%	13.95%
Original A
Best	B	33	33	—	—	27.88%		353.68%		100%	10.87%
Weighted average				2.81%	6.41%	13.32%		151.63%		100%	12.46%
Worst	C	6	4	10.31%	22.31%	(8.44)%	[8]	75.94%	[9]	100%	13.70%
Original BBB
Best	CCC	33	33	—	—	17.10%		355.80%		100%	11.34%
Weighted average				1.33%	3.79%	10.35%		256.02%		100%	12.61%
Worst	CC	24	21	4.00%	9.26%	3.24%		154.05%		100%	13.70%
Original Ratings of Securities, OTTI:
Original AAA
Single Security	CCC	43	23	16.89%	28.66%	29.30%		232.15%		91%	8.72%
Original A
Best	CC	36	31	—	1.89%	46.24%		186.02%		100%	—
Weighted average				11.95%	16.88%	(14.53)%		66.79%		82%	11.11%
Worst	C	3	—	33.29%	31.04%	(50.03)%		21.90%		42%	15.93%
Original BBB
Best	C	42	36	6.28%	6.53%	(5.07)%		68.95%		100%	8.72%
Weighted average				13.75%	21.77%	(28.21)%		(148.89)%		51%	10.61%
Worst	C	34	14	16.89%	29.27%	(51.43)%		(277.86)%		—	13.53%

1 Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
2 Collateral is identified as defaulted when a regulator closes an issuing bank.
3 Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
4 Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 2.18% to 100% dependent on credit for each deferring piece of collateral. “Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral.
5 Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption ranging from 2.18% to 100% dependent on credit for each deferring piece of collateral. “Collateralization” in the schedule identifies the portion of a CDO tranche that is backed by nondefaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is senior to our security’s priority level. The denominator

ZIONS BANCORPORATION AND SUBSIDIARIES

is the par amount of the tranche. Par is defined as the original par less any principal paydowns.
6 For OTTI securities, this statistic approximates the extent of OTTI credit losses taken.
7 This is the same statistic presented in the preceding sensitivity schedule and incorporated in the fair value and OTTI calculations. The statistic is the sum of incremental projected loss percentages from currently paying collateral for year one, years two through five and years six through thirty.
8 Negative subordination is projected to be remedied by excess spread prior to maturity.
9 Collateralization shortfall is projected to be remedied by excess spread prior to maturity.

Certain original A-rated securities described in the previous schedule currently have negative subordination and are therefore under-collateralized, and yet are not identified as having OTTI. This is because our cash flow projections for these securities show negative subordination being cured prior to the securities' maturities. The collateral that backs a tranche can increase if the more senior liabilities of the CDO decrease. This occurs when collateral deterioration due to defaults and deferral triggers alternative waterfall provisions for the cash flow. A structural credit protection feature reroutes cash (interest collections) from the more junior classes of debt and income notes to pay down the principal of the most senior liabilities. As the most senior liabilities are paid down while the collateral remains unchanged (and if there are no additional unexpected defaults), the next level of tranches becomes better secured. The rerouting continues to divert cash away from the most junior classes of debt or income notes and gives better security to our tranche. Our cash flow projections predict full payment of amortized cost and interest.

As shown in the table below, 23 of our CDO securities, representing 42% of the portfolio's fair value at June 30, 2012, were upgraded by one or more NRSROs during the first six months of 2012. These upgrades were attributed to improvements in over-collateralization ratios and deleveraging combined with less severe rating agency assumptions and methodology.
BANK AND INSURANCE TRUST PREFERRED CDOs

	June 30, 2012
(In millions)	No. of securities	Par amount	Amortized cost	Fair value
Year-to-date rating changes [1]
Upgrade	23	$706	$642	$447
No change	73	1,445	1,150	501
Downgrade	9	236	203	106
	105	$2,387	$1,995	$1,054
1 By any NRSRO
Other-Than-Temporary Impairment – Investments in Debt Securities
We review investments in debt securities on an ongoing basis for the presence of OTTI. For securities where an internal income-based cash flow model or third party valuation service produces a loss-adjusted expected cash flow for the security, the presence of OTTI is identified and the amount of the credit component of OTTI is calculated by discounting this loss-adjusted cash flow at the security specific effective interest rate and comparing that value to the Company's amortized cost of the security.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

substantiates the return of the full amortized cost as described below. The primary drivers of unrealized losses in these CDOs are further discussed in Note 4 of the Notes to Consolidated Financial Statements. We utilize a present value technique to both identify the OTTI present in the CDO tranches and to estimate fair value.

During the second quarter of 2012, the Company recognized credit-related net impairment losses on CDOs of $7.3 million, compared to losses of $5.2 million in the same prior year period. These same amounts for the first six months of 2012 and 2011, were $17.5 million and $8.3 million, respectively. The OTTI was attributable to credit deterioration at a small number of banks.
Exposure to State and Local Governments
The Company provides multiple services to state and local governments (referred together as “municipalities”), including deposit services, loans, investment banking services, and by investing in securities issued by the municipalities.

The following table summarizes the Company’s exposure to state and local municipalities:

(In millions)	June 30, 2012	December 31, 2011
Loans and leases	$477	$441
Held-to-maturity – municipal securities	543	565
Available-for-sale – municipal securities	119	122
Available-for-sale – auction rate securities	7	70
Trading account – municipal securities	15	9
Unused commitments to extend credit	88	103
Total direct exposure to municipalities	$1,249	$1,310

Company policy requires that extensions of credit to municipalities be subjected to specific underwriting standards. At June 30, 2012 all of the outstanding municipal loans were performing and none were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 95% of the outstanding credits were originated by Amegy, CB&T, Vectra, and ZFNB. See Note 5 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

All municipal securities are reviewed quarterly for OTTI, refer to Note 4 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local governmental entities and are purchased through private placements, often in situations in which one of the Company's subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 94% are rated by major credit rating agencies and were rated investment grade as of June 30, 2012. Municipal securities in the trading account are held for resale to customers. The Company also underwrites municipal bonds and sells most of them to outside customers.
European Exposure
The Company is monitoring global economic conditions and is aware of concerns over the creditworthiness of the governments of Portugal, Ireland, Italy, Greece, and Spain. The Company has not granted loans to and does not own securities issued by these governments, and does not have any material exposure to companies or individuals in those countries.

In the normal course of business, the Company may enter into transactions with subsidiaries of companies and financial institutions headquartered in Portugal, Ireland, Italy, Greece, or Spain. Such transactions may include deposits, loans, letters of credit, and derivatives, as well as foreign currency exchange agreements. As of June 30, 2012, these transactions did not present any material direct or indirect risk exposure to the Company. Among the derivative transactions, the Company has entered into a TRS agreement with Deutsche Bank AG with regard to certain bank and insurance trust preferred CDOs (see Note 6 of the Notes to Consolidated Financial Statements). If Deutsche Bank were unable to perform under the TRS, the agreement would terminate at no cost to Zions. There would be no balance sheet impact from cancellation, and the Company would save approximately $5.3 million in fees quarterly. However, if the TRS were cancelled, the Company would lose the potential future risk mitigation benefits of the TRS, and regulatory risk weighted assets under the Basel I framework would increase by approximately $3.3 billion, which would reduce regulatory risk-based capital ratios by approximately 7%.
Loan Portfolio

ZIONS BANCORPORATION AND SUBSIDIARIES

As of June 30, 2012, loans and leases were $36.9 billion, reflecting a 0.7% decrease from December 31, 2011, and a 0.1% increase from June 30, 2011. The decrease from December 31, 2011 is primarily due to pay-downs and charge-offs.

The following table sets forth the loan portfolio by type of loan:

	June 30, 2012		December 31, 2011		June 30, 2011
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$10,383	28.2%	$10,335	27.8%	$9,520	25.9%
Leasing	406	1.1%	380	1.0%	365	1.0%
Owner occupied	7,811	21.2%	8,159	22.0%	8,419	22.9%
Municipal	477	1.3%	441	1.2%	448	1.2%
Total commercial	19,077		19,315		18,752
Commercial real estate:
Construction and land development	2,099	5.7%	2,265	6.1%	2,748	7.5%
Term	8,011	21.7%	7,883	21.2%	7,701	20.9%
Total commercial real estate	10,110		10,148		10,449
Consumer:
Home equity credit line	2,181	5.9%	2,187	5.9%	2,143	5.8%
1-4 family residential	4,019	10.9%	3,921	10.6%	3,807	10.3%
Construction and other consumer real estate	328	0.9%	306	0.8%	308	0.8%
Bankcard and other revolving plans	284	0.8%	291	0.8%	280	0.8%
Other	232	0.6%	226	0.6%	231	0.6%
Total consumer	7,044		6,931		6,769
FDIC-supported loans [1]	642	1.7%	751	2.0%	854	2.3%
Total net loans	$36,873	100.0%	$37,145	100.0%	$36,824	100.0%

1 FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.

Most of the loan portfolio contraction during the first six months of 2012 occurred in construction and land development and commercial owner occupied loans. The impact of these reductions was partially offset by growth in commercial and industrial, commercial real estate term, and 1-4 family residential loans. Most of the loan portfolio decrease occurred at ZFNB and NSB, while Vectra experienced the largest growth.
Other Noninterest-Bearing Investments
The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	June 30, 2012	December 31, 2011	June 30, 2011
Bank-owned life insurance	$449	$443	$436
Federal Home Loan Bank stock	115	116	120
Federal Reserve stock	134	132	129
SBIC investments	42	39	41
Non-SBIC investment funds and other	114	121	119
Trust preferred securities	14	14	14
	$868	$865	$859
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first six months of 2012 increased by 4.7% compared to the same prior year period, with average interest-bearing deposits decreasing 0.5% and average noninterest-bearing deposits increasing 14.7%. The decline in interest-bearing deposits resulted from actions taken by the Company to reduce higher cost deposits, such as time deposits.

ZIONS BANCORPORATION AND SUBSIDIARIES

Core deposits at June 30, 2012, which exclude time deposits larger than $100,000 and brokered deposits, increased by 1.2%, or $473 million, from December 31, 2011. The increase was mainly due to increases in savings and NOW, and noninterest-bearing demand deposits, partially offset by decreases in time deposits less than $100,000.

Demand, savings and money market deposits comprised 89.1% of total deposits at June 30, 2012, compared with 88.4% and 87.3% as of December 31, 2011 and June 30, 2011, respectively.

During 2011 and 2012, the Company maintained a low level of brokered deposits due to excess liquidity and weak loan demand. At June 30, 2012, total deposits included $127 million of brokered deposits compared to $204 million at December 31, 2011 and $328 million at June 30, 2011.
RISK ELEMENTS
Since risk is inherent in substantially all of the Company's operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. We apply various strategies to reduce the risks to which the Company's operations are exposed, including credit, interest rate and market, liquidity and operational risks.
Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from the Company's lending activities, as well as from off-balance sheet credit instruments.

Centralized oversight of credit risk is provided through credit policies, credit administration, and credit examination functions at the Parent. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over, and the independent evaluation of, credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Furthermore, an independent internal credit examination department periodically conducts examinations of the Company's lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to management and to the Risk Oversight Committee of the Board of Directors. New, expanded, or modified products and services, as well as new lines of business, are approved by a corporate New Product Review Committee.

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

Credit risk associated with counterparties to off-balance sheet credit instruments is generally limited to the hedging of interest rate risk through the use of swaps and futures. Our subsidiary banks that engage in this activity have ISDA agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between our subsidiaries and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. Some of the counterparties are domiciled in Europe; however, the Company's maximum exposure that is not cash collateralized to any single counterparty was not material as of June 30, 2012.

The Company's credit risk management strategy includes diversification of its loan portfolio. The Company attempts to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. The Company has adopted and adheres to concentration limits on various types of commercial real estate lending, particularly construction and land development lending, leveraged lending, municipal lending, and lending to the energy sector. All of these limits are continually monitored and revised as necessary. The majority of the Company's business activity is with customers located within the geographical footprint of its banking subsidiaries.

ZIONS BANCORPORATION AND SUBSIDIARIES

FDIC-Supported Loans
The Company's loan portfolio includes loans that were acquired from failed banks in 2009: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts. Therefore, the Company's financial exposure to losses from these assets is substantially limited. In addition, the acquired loans have performed better than originally expected. FDIC-supported loans represent approximately 1.7% of the Company's total loan portfolio at June 30, 2012.

LOSSES COVERED BY FDIC LOSS SHARING AGREEMENTS

	Inception through June 30, 2012
(In millions)	Total actual losses	Threshold
Alliance Bank	$176	$275
Vineyard Bank	211	465
Great Basin Bank	12	40
	$399	$780

Government Agency Guaranteed Loans
The Company participates in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans' Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of June 30, 2012, the principal balance of these loans was $595 million, and the guaranteed portion amounted to $442 million. Most of these loans were guaranteed by the Small Business Administration. Government agency guaranteed loans, excluding FDIC-supported loans, consisted of the following as of June 30, 2012.

(Amounts in millions)	June 30, 2012	Percent guaranteed	December 31, 2011	Percent guaranteed
Commercial	$573	74%	$581	74%
Commercial real estate	20	74%	20	75%
Consumer	2	100%	2	100%
Total loans excluding FDIC-supported loans	$595	74%	$603	74%

The credit quality of the Company's loan portfolio improved further during the first six months of 2012. Nonperforming lending-related assets decreased by 11.7% and 38.0% from December 31, 2011 and June 30, 2011, respectively. Gross charge-offs for the first six months declined to $154 million from $310 million in the first six months of 2011. Net charge-offs decreased to $98 million from $259 million in the same periods.

A more comprehensive discussion of our credit risk management is contained in the Company's 2011 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.

(Amounts in millions)	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Real estate, rental and leasing	$2,812	14.7%	$2,755	14.3%
Manufacturing	1,982	10.4%	2,069	10.7%
Mining, quarrying and oil and gas extraction	1,806	9.5%	1,763	9.1%
Retail trade	1,558	8.2%	1,646	8.5%
Wholesale trade	1,459	7.6%	1,600	8.3%
Healthcare and social assistance	1,196	6.3%	1,245	6.4%
Construction	1,060	5.6%	1,083	5.6%
Transportation and warehousing	975	5.1%	949	4.9%
Finance and insurance	974	5.1%	865	4.5%
Professional, scientific and technical services	925	4.8%	953	4.9%
Accommodation and food services	776	4.1%	825	4.3%
Other [1]	3,554	18.6%	3,562	18.5%
Total	$19,077	100.0%	$19,315	100.0%
 1 No other industry group exceeds 5%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Washing-ton	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	6/30/2012	$1,027.3	$617.0	$2,139.6	$666.4	$480.0	$1,007.9	$1,000.8	$248.9	$823.4	$8,011.3	79.3%
% of loan type		12.8%	7.7%	26.7%	8.3%	6.0%	12.6%	12.5%	3.1%	10.3%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2012	0.4%	0.4%	0.3%	0.4%	0.2%	0.8%	0.3%	—	1.1%	0.5%
	12/31/2011	0.6%	0.4%	1.2%	0.5%	0.5%	1.6%	0.5%	—	1.1%	0.9%
≥ 90 days	6/30/2012	0.9%	0.6%	0.6%	1.8%	1.6%	1.8%	0.3%	0.6%	2.9%	1.1%
	12/31/2011	0.9%	0.3%	0.3%	0.4%	—	1.7%	0.6%	—	2.1%	0.8%
Accruing loans past due 90 days or more	6/30/2012	$0.5	$—	$0.2	$—	$—	$0.5	$—	$—	$—	$1.2
	12/31/2011	0.4	—	—	—	—	3.2	—	—	0.6	4.2
Nonaccrual loans	6/30/2012	20.4	8.4	14.0	48.3	13.4	25.1	6.8	5.0	41.0	182.4
	12/31/2011	13.7	3.4	26.6	37.3	13.9	23.3	9.1	—	28.9	156.2
Residential construction and land development
Balance outstanding	6/30/2012	$90.1	$41.9	$174.3	$3.5	$35.2	$242.9	$142.0	$0.5	$41.6	$772.0	7.6%
% of loan type		11.7%	5.4%	22.6%	0.5%	4.5%	31.4%	18.4%	0.1%	5.4%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2012	4.1%	11.4%	1.9%	8.7%	—%	3.0%	0.4%	—	—	2.6%
	12/31/2011	0.6%	14.1%	—	0.8%	13.8%	0.4%	0.2%	—	—	1.3%
≥ 90 days	6/30/2012	4.0%	—	1.8%	—	3.2%	10.5%	2.0%	—	—	4.7%
	12/31/2011	2.7%	—	3.9%	6.8%	5.3%	11.6%	4.5%	24.1%	—	6.7%
Accruing loans past due 90 days or more	6/30/2012	$2.1	$—	$—	$—	$—	$—	$—	$—	$—	$2.1
	12/31/2011	0.5	—	0.2	—	—	0.1	—	—	—	0.8
Nonaccrual loans	6/30/2012	10.0	—	4.1	0.9	1.1	35.0	7.7	—	—	58.8
	12/31/2011	13.0	—	6.4	5.0	1.9	49.6	15.0	0.2	—	91.1
Commercial construction and land development
Balance outstanding	6/30/2012	$156.7	$32.1	$207.9	$77.2	$95.5	$419.7	$309.4	$18.8	$9.8	$1,327.1	13.1%
% of loan type		11.8%	2.4%	15.7%	5.8%	7.2%	31.6%	23.3%	1.4%	0.8%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2012	1.0%	1.9%	—	12.1%	—	—	0.1%	—	9.0%	1.0%
	12/31/2011	1.6%	—	—	—	4.4%	1.7%	—	—	—	1.2%
≥ 90 days	6/30/2012	2.3%	—	0.2%	—	—	3.9%	0.4%	—	—	1.6%
	12/31/2011	2.1%	—	1.1%	5.6%	5.5%	6.0%	1.7%	—	—	3.6%
Accruing loans past due 90 days or more	6/30/2012	$0.1	$—	$0.1	$—	$—	$—	$—	$—	$—	$0.2
	12/31/2011	—	—	1.6	—	—	0.1	—	—	—	1.7
Nonaccrual loans	6/30/2012	3.5	—	0.3	1.0	—	37.6	14.2	—	—	56.6
	12/31/2011	5.9	—	—	12.1	9.1	81.4	20.2	—	—	128.7
Total construction and land development	6/30/2012	$246.8	$74.0	$382.2	$80.7	$130.7	$662.6	$451.4	$19.3	$51.4	$2,099.1
Total commercial real estate	6/30/2012	$1,274.1	$691.0	$2,521.8	$747.1	$610.7	$1,670.5	$1,452.2	$268.2	$874.8	$10,110.4	100.0%
1No other geography exceeds $97 million for all three loan types.
2Delinquency rates include nonaccrual loans.

Approximately 35% of the commercial real estate term loans consist of mini-perm loans as of June 30, 2012. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 65% of commercial real estate loans are term loans with initial maturities generally of 15 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include, for example, criteria related to the cash flow generated by the project and occupancy rates.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 29% of the commercial construction and land development portfolio at June 30, 2012 consists of acquisition and development loans. Most of these acquisition and development properties are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. We generally require that the owner's equity be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects we look for substantial pre-leasing (with the exception of multifamily projects) in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20.

Although lending for residential construction and development deals with a different product type, many of the requirements previously mentioned, such as creditworthiness of the developer, up-front injection of the developer's equity, remargining requirements, and the viability of the project are also important in underwriting a residential development loan. Heavy consideration is given to market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursements are made.

Real estate appraisals are ordered and validated independently of the credit officer and the borrower, generally by each bank's appraisal review function, which is staffed by certified appraisers. In some cases, reports from automated valuation services are used. Appraisals are ordered from outside appraisers at the inception, renewal or, for CRE loans, upon the occurrence of any event causing a downgrade to a “criticized” or “classified” designation. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Advance rates, on an “as completed basis,” will vary based on the viability of the project and the creditworthiness of the sponsor, but corporate guidelines generally limit advances to 50% for raw land, 65% for land development, 65% for finished commercial lots, 75% for finished residential lots, 80% for pre-sold homes, 75% for models and spec homes, and 75% for commercial properties. Exceptions may be granted on a case-by-case basis.

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls and, on construction projects, independent progress inspection reports. The receipt of this financial information is monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, loan-by-loan reviews of pass grade loans for all commercial and residential construction and land development loans are performed quarterly at Zions Bank, NBA, and Vectra. Amegy, NSB and CB&T perform such reviews semiannually.

Interest reserves are generally established as a loan disbursement budget item for real estate construction or development loans. We generally require borrowers to put their equity into the project prior to loan disbursements on these loans. This enables the bank to ensure the availability of equity in the project. The Company's practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If, at any time during the life of the credit, the project is determined not to be viable (including the adequacy of the remaining interest reserves), the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed necessary. At June 30, 2012, and June 30, 2011, Zions' affiliates had 459 and 349 loans with an outstanding balance of $488 million and $377 million where available interest reserves amounted to $59 million and $32 million, respectively. In instances where projects have been determined not to be viable, the interest reserves and other disbursements have been frozen, as appropriate.

We have not been involved to any meaningful extent with insurance arrangements, credit derivatives, or any other default agreements as a mitigation strategy for commercial real estate loans. However, we do make use of personal or other guarantees as risk mitigation strategies.

Commercial real estate loans are sometimes modified to increase the likelihood of collecting the maximum possible amount of the Company's investment in the loan. In general, the existence of a guarantee that improves the likelihood of repayment is taken into consideration when analyzing a loan for impairment. If the support of the guarantor is quantifiable and documented, it is included in the potential cash flows and liquidity available for debt repayment and our impairment methodology takes into consideration this repayment source.

Additionally, when we modify or extend a loan, we give consideration to whether the borrower is in financial difficulty, and whether a concession has been granted. In determining if an interest rate concession has been granted, we consider whether the interest rate on the modified loan is equivalent to current market rates for new debt with similar risk characteristics. If the rate

ZIONS BANCORPORATION AND SUBSIDIARIES

in the modification is less than current market rates, it may indicate that a concession was granted and an impairment exists. However, if additional collateral is obtained or if a strong guarantor exists who is believed to be able and willing to support the loan on an extended basis, we also consider the nature and amount of the additional collateral and guarantees in the ultimate determination of whether a concession has been granted.
We obtain and consider updated financial information for the guarantor as part of our determination to extend a loan. The quality and frequency of financial reporting collected and analyzed varies depending on the contractual requirements for reporting, the size of the transaction, and the strength of the guarantor.
Complete underwriting of the guarantor includes, but is not limited to, an analysis of the guarantor's current financial statements, leverage, liquidity, global cash flow, global debt service coverage, contingent liabilities, etc. The assessment also includes a qualitative analysis of the guarantor's willingness to perform in the event of a problem and demonstrated history of performing in similar situations. Additional analyses may include personal financial statements, tax returns, liquidity (brokerage) confirmations and other reports, as appropriate. All personal financial statements of customers entering into new relationships with the applicable bank must not be more than 60 days old on the date the transaction is approved. Personal financial statements that are required for existing customers must be no more than 15 months old. Evaluations of the financial strength of the guarantor are performed at least annually.

A qualitative assessment is performed on a case-by-case basis to evaluate the guarantor's experience, performance track record, reputation, performance of other related projects with which we are familiar, and willingness to work with us. We also utilize market information sources, rating and scoring services in our assessment. This qualitative analysis coupled with a documented quantitative ability to support the loan may result in a higher-quality internal loan grade, which may reduce the level of allowance the Company estimates. Previous documentation of the guarantor's financial ability to support the loan is discounted if, at any point in time, there is any indication of a lack of willingness by the guarantor to support the loan.

In the event of default, we evaluate the pursuit of any and all appropriate potential sources of repayment, which may come from multiple sources, including the guarantee. A number of factors are considered when deciding whether or not to pursue a guarantor, including, but not limited to, the value and liquidity of other sources of repayment (collateral), the financial strength and liquidity of the guarantor, possible statutory limitations (e.g., single action rule on real estate) and the overall cost of pursuing a guarantee compared to the ultimate amount we may be able to recover. In other instances, the guarantor may voluntarily support a loan without any formal pursuit of remedies.
Consumer Loans
The Company has mainly been an originator of first and second mortgages, generally considered to be of prime quality. Its practice historically has been to sell “conforming” fixed rate loans to third parties, including Fannie Mae and Freddie Mac, for which it makes representations and warranties as to meeting certain underwriting and collateral documentation standards. It has also been the Company's practice historically to hold variable rate loans in its portfolio. The Company estimates that it does not have any material financial risk as a result of its foreclosure practices or loan “put-backs” by Fannie Mae or Freddie Mac, and has not established any reserves related to these items.

The Company has a portfolio of $347 million of stated income mortgage loans with generally high FICO scores at origination, including “one-time close” loans to finance the construction of homes, which convert into permanent jumbo mortgages. As of June 30, 2012, approximately $25 million of these loans had FICO scores of less than 620. These totals exclude held-for-sale loans. Stated income loans account for approximately $2.5 million, or 24%, of our credit losses in 1-4 family residential first mortgage loans during the first six months of 2012, and were primarily in Utah and Arizona.

The Company is engaged in home equity credit line lending. At June 30, 2012, the Company's HECL portfolio totaled $2.2 billion. Including FDIC-supported loans, approximately $1.1 billion of the portfolio is secured by first deeds of trust, while the remaining $1.1 billion is secured by junior liens. The outstanding balances and commitments by origination year for the junior lien HECLs are presented in the following schedule.

ZIONS BANCORPORATION AND SUBSIDIARIES

JR. LIEN HECLs – OUTSTANDING BALANCES AND TOTAL COMMITMENTS

(In millions)
	June 30, 2012		December 31, 2011
Year of origination	Outstanding balance	Total commitments	Outstanding balance	Total commitments
2012	$52	$110
2011	106	199	$109	$206
2010	76	139	84	147
2009	74	141	83	149
2008	171	268	184	262
2007	210	319	228	299
2006 and prior	457	973	492	918
Total	$1,146	$2,149	$1,180	$1,981

More than 99% of the Company's HECL portfolio is still in the draw period, and approximately 54% is scheduled to begin amortizing within the next five years; however, most of them are expected to be renewed for a second 10-year period after a satisfactory review of the borrower's credit history. Of the total home equity credit line portfolio including FDIC-supported loans, 0.31% was 90 or more days past due at June 30, 2012 as compared to 0.52% and 0.34% at December 31, 2011 and June 30, 2011, respectively. During the six months of 2012, the Company modified $0.1 million of home equity credit lines. The annualized credit losses for the HECL portfolio were 94 and 113 basis points for the first six months of 2012 and 2011, respectively.

As of June 30, 2012, loans representing approximately 16% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (CLTV) ratios above 100%. Estimated CLTV ratios are based on projecting values forward from the most recent valuation of the underlying collateral using home price indices at the metropolitan area level. Generally, a valuation of collateral is performed at origination. For junior lien HECLs, the estimated current balance of prior liens is added to the numerator in the calculation of CLTV. The additional breakouts for the CLTV as of June 30, 2012 and December 31, 2011 are shown in the following schedule.

HECL PORTFOLIO BY COMBINED LOAN-TO-VALUE

	Percentage of HECL portfolio
CLTV	June 30, 2012	December 31, 2011
>100%	16%	17%
90-100%	10%	11%
80-89%	15%	15%
< 80%	59%	57%
	100%	100%

Underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination. Credit bureau data, credit scores, and estimated CLTV are refreshed on a quarterly basis, and are used to monitor and manage accounts, including amounts available under the lines of credit. The allowance for loan losses is determined through the use of roll rate models, and first lien HECLs are modeled separately from junior lien HECLs. See Note 5 of the Notes to Consolidated Financial Statements for additional information on the allowance.

Nonperforming Assets
As reflected in the following table, the Company's nonperforming lending-related assets as a percentage of loans and leases and OREO decreased to 2.53% at June 30, 2012, compared with 2.83% at December 31, 2011 and 4.06% at June 30, 2011.

Total nonaccrual loans, excluding FDIC-supported loans, at June 30, 2012 decreased by $114 million from December 31, 2011. The decrease is primarily due to a $105 million decrease in construction and land development loans, an $18 million decrease

ZIONS BANCORPORATION AND SUBSIDIARIES

in loans held for sale, and a $15 million decline in 1-4 family residential loans. This decrease was partially offset by increases of $26 million and $6 million in term loans and commercial and industrial loans, respectively. The largest total decreases in nonaccrual loans occurred at Amegy, Vectra, and NBA.

The balance of nonaccrual loans can decrease due to pay-downs, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. Company policy does not allow the conversion of nonaccrual construction and land development loans to commercial real estate term loans. See Note 5 of the Notes to Consolidated Financial Statements for more information.

The following table sets forth the Company’s nonperforming lending-related assets:

(Amounts in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Nonaccrual loans	$771	$886	$1,243
Other real estate owned	125	129	195
Nonperforming lending-related assets, excluding FDIC-supported assets	896	1,015	1,438
FDIC-supported nonaccrual loans	22	24	31
FDIC-supported other real estate owned	20	24	44
FDIC-supported nonperforming lending-related assets	42	48	75
Total nonperforming lending-related assets	$938	$1,063	$1,513
Ratio of nonperforming lending-related assets to net loans and leases [1] and other real estate owned	2.53%	2.83%	4.06%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$30	$19	$19
FDIC-supported loans past due 90 days or more	70	75	90
Ratio of accruing loans past due 90 days or more to net loans and leases [1]	0.27%	0.25%	0.29%
Nonaccrual loans and accruing loans past due 90 days or more	$893	$1,004	$1,382
Ratio of nonaccrual loans and accruing loans past due 90 days or more to net loans and leases [1]	2.41%	2.69%	3.74%
Accruing loans past due 30 – 89 days, excluding FDIC-supported loans	$142	$184	$171
FDIC-supported loans past due 30 – 89 days	16	25	21
Classified loans, excluding FDIC-supported loans	1,881	2,056	2,676
 1 Includes loans held for sale.
Restructured Loans
TDRs are loans that have been modified to accommodate a borrower that is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer's ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected on the B notes are accounted for as recoveries. The outstanding balance of loans restructured using the A/B note strategy was approximately $256 million at June 30, 2012.

If the restructured loan performs for at least six months according to the modified terms, and an analysis of the customer's financial condition indicates that the Company is reasonably assured of repayment of the modified principal and interest, the loan may be returned to accrual status. The borrower's payment performance prior to and following the restructuring is taken into account in determining whether or not a loan should be returned to accrual status.

ZIONS BANCORPORATION AND SUBSIDIARIES

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	June 30, 2012	December 31, 2011	June 30, 2011
Restructured loans – accruing	$393	$448	$394
Restructured loans – nonaccruing	228	296	324
Total	$621	$744	$718

In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). Company policy requires that the removal of TDR status be approved at the same management level that approves the upgrading of a loan's classification. See Note 5 of the Notes to Consolidated Financial Statements.

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

(In millions)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Balance at beginning of period	$678	$744
New identified TDRs and principal increases	62	150
Payments and payoffs	(77)	(144)
Charge-offs	(4)	(13)
No longer reported as TDRs	(1)	(63)
Sales and other	(37)	(53)
Balance at end of period	$621	$621
Other Nonperforming Assets
In addition to the lending-related nonperforming assets, the Company had $139 million in carrying value and $531 million in amortized cost of investments in debt securities (primarily bank and insurance company CDOs) that were on nonaccrual status at June 30, 2012, compared to $124 million and $613 million at December 31, 2011 and $214 million and $664 million at June 30, 2011, respectively.
Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company's loan and lease portfolio is broken into segments based on loan type.

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

ZIONS BANCORPORATION AND SUBSIDIARIES

(Amounts in millions)	Six Months Ended June 30, 2012	Twelve Months Ended December 31, 2011	Six Months Ended June 30, 2011
Loans and leases outstanding (net of unearned income)	$36,873	$37,145	$36,824
Average loans and leases outstanding (net of unearned income)	$36,760	$36,798	$36,754
Allowance for loan losses:
Balance at beginning of period	$1,050	$1,440	$1,440
Provision charged against earnings	27	75	61
Adjustment for FDIC-supported loans	(7)	(9)	(4)
Charge-offs:
Commercial	(67)	(241)	(118)
Commercial real estate	(52)	(229)	(141)
Consumer	(35)	(90)	(51)
Total	(154)	(560)	(310)
Recoveries:
Commercial	24	55	28
Commercial real estate	25	35	16
Consumer	7	14	7
Total	56	104	51
Net loan and lease charge-offs	(98)	(456)	(259)
Balance at end of period	$972	$1,050	$1,238

Ratio of annualized net charge-offs to average loans and leases	0.53%	1.24%	1.41%
Ratio of allowance for loan losses to net loans and leases, at period end	2.64%	2.83%	3.36%
Ratio of allowance for loan losses to nonperforming loans, at period end	122.46%	115.40%	97.17%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	108.77%	104.62%	89.53%

The total allowance for loan losses declined during the second quarter of 2012 due to the improved credit quality metrics observed in the loan portfolio. The Company kept the portion of the ALLL related to qualitative and environmental factors relatively constant during the second quarter of 2012 to reflect offsetting trends in improving credit quality and conditions that indicate a potential economic slowdown.

The total allowance for loan losses declined during the first six months of 2012 due to the improved credit quality metrics observed in the loan portfolio and improved economic conditions. The Company decreased the portion of the ALLL related to qualitative and environmental factors during the first six months of 2012 to reflect improving credit quality and somewhat improving economic conditions.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company's consolidated balance sheet and any related increases or decreases in the reserve are included in noninterest expense in the statement of income. The reserve increased by $1.2 million and $3.3 million from December 31, 2011 and June 30, 2011 respectively. These increases are primarily due an increase in unfunded lending commitments. See Note 5 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company's Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company, including interest rate and market risk management. The Boards of Directors of the Company's subsidiary banks are also required to review and approve these policies. In addition, the Board establishes and periodically revises policy limits, and reviews limit exceptions reported by management. The Board has established the management ALCO to which it has delegated the management of interest rate and market risk for the Company.
Interest Rate Risk
Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The asset sensitivity of the Company's balance sheet changed minimally during the second quarter of 2012. Due to the low level of rates and the natural lower bound of zero for market indices, there is minimal sensitivity to falling rates at the current time. Decreasing market index rates by 200bp, with a lower bound of 0%, decreases interest income by 2% in the income simulation. However, if the Federal Reserve continues to implement its announced intent to keep interest rates at historically low levels though 2014, given the Company's asset sensitivity, it expects its net interest margin to be under modest pressure assuming a stable balance sheet.

We attempt to minimize the impact of changing interest rates on net interest income primarily through the use of interest rate floors on variable rate loans, interest rate swaps, interest rate futures, and by avoiding large exposures to long-term fixed rate interest-earning assets that have significant negative convexity. Our earning assets are largely tied to the shorter end of the interest rate curve. The prime lending rate and the LIBOR curves are the primary indices used for pricing the Company's loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.

We monitor interest rate risk through the use of two complementary measurement methods: duration of equity and income simulation. In the duration of equity method, we measure the expected changes in the fair values of equity in response to changes in interest rates. In the income simulation method, we analyze the expected changes in income in response to changes in interest rates.

Duration of equity is derived by first calculating the dollar duration of all assets, liabilities and derivative instruments. Dollar duration is determined by calculating the fair value of each instrument assuming interest rates sustain immediate and parallel movements up 10 bps and down 10 bps. The average of these two changes in fair value is the dollar duration. Subtracting the dollar duration of liabilities from the dollar duration of assets and adding the net dollar duration of derivative instruments results in the dollar duration of equity. Duration of equity is computed by dividing the dollar duration of equity by the fair value of equity. A positive value implies that an increase in interest rates decreases the dollar value of equity, whereas a negative value implies that an increase in interest rates increases the dollar value of equity. The Company's policy is generally to maintain a duration of equity between -3% to +7%. However, exceptions to the policy have been approved by the Company's Board of Directors. In the current low interest rate environment, the Company is operating with a duration of equity of slightly less than -3% in some planning scenarios.

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

Both of these measurement methods require that we assess a number of variables and make various assumptions in managing the Company's exposure to changes in interest rates. The assessments address loan and security prepayments, early deposit withdrawals, and other embedded options and noncontrollable events. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, the Company estimates ranges of duration and income simulation under a variety of assumptions and scenarios. The Company's interest rate risk position changes as the interest rate environment changes and is actively managed to maintain a slightly asset-sensitive position. However, positions at the end of any period may not be reflective of the Company's position in any subsequent period.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

As of the dates indicated, the following schedule shows the Company's estimated duration of equity and percentage change in interest sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain an immediate parallel change of 200 basis points. The Company estimates interest rate risk with two sets of deposit repricing scenarios. The first scenario assumes that administered-rate deposits (money market, interest-earning checking, and savings) reprice at a faster speed in response to changes in interest rates. The second scenario assumes that those deposits reprice at a slower speed.

	June 30, 2012		March 31, 2012		December 31, 2011
	Fast	Slow	Fast	Slow	Fast	Slow
Duration of equity[1]:
Base case	-0.8%	-4.4%	-1.5%	-4.5%	-1.0%	-3.8%
Increase interest rates by 200 bps	-2.8	-5.5	-1.8	-4.0	-1.5	-3.5
	Deposit repricing response
	Fast	Slow	Fast	Slow	Fast	Slow
Income simulation – change in interest sensitive income:
Increase interest rates by 200 bps	9.2%	12.2%	9.7%	12.3%	7.4	10.0%
Decrease interest rates by 200 bps[2]	-1.5	-1.9	-2.5	-2.8	-2.0	-2.3
1 The duration of equity is the modified duration reported in percentages.
2 In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

During the second quarter of 2012, the Company experienced little change in its interest rate sensitivity measures. During the first quarter of 2012 the duration became more negative. Therefore, the Company slightly increased its asset sensitivity primarily as a result of the new issuance of five-year debt securities and the $700 million redemption of TARP preferred stock with short-term cash balances. Additionally, duration of the loan portfolio declined modestly and can be attributed to a reduction in the average time to reset for floating rate loans and a decline in the percentage of loans with floors from approximately 43% of floating rate loans at December 31, 2011 to 42% at March 31, 2012. The changes in income simulation sensitivity can be attributed to the same factors affecting the duration of equity. This measure is expected to show a further increase in asset sensitivity when the Company redeems the remaining TARP preferred stock.
Market Risk – Fixed Income
The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.

At June 30, 2012, the Company had $21 million of trading assets and $105 million of securities sold, not yet purchased, compared with $40 million and $44 million at December 31, 2011 and $51 million and $43 million at June 30, 2011, respectively.

Subsequent to quarter-end, the Company exited the business of trading corporate debt securities in preparation for the expected expanded regulation of the Volcker Rule. We do not expect this to have a material impact on the Company's future earnings.

The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in OCI for each financial reporting period. During the second quarter of 2012, the after-tax change in OCI attributable to AFS and HTM securities was $(3) million compared to $0.3 million recorded in the same prior year period. The change attributable to interest rate swaps for the second quarters of 2012 and 2011 was $(2) million and $(5) million, respectively. If any of the AFS or HTM securities become other than temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” for additional information on OTTI.

ZIONS BANCORPORATION AND SUBSIDIARIES

Market Risk – Equity Investments
Through its equity investment activities, the Company owns equity securities that are publicly traded. In addition, the Company owns equity securities in companies that are not publicly traded, that are accounted for under cost, fair value, equity, or full consolidation methods of accounting, depending upon the Company's ownership position and degree of involvement in influencing the investees' affairs. In either case, the value of the Company's investment is subject to fluctuation. Since the fair value of these securities may fall below the Company's investment costs, the Company is exposed to the possibility of loss. These equity investments are approved, monitored and evaluated by the Company's Equity Investment Committee.

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

A more comprehensive discussion of the Company's interest rate and market risk management is contained in the Company's 2011 Annual Report on Form 10-K.

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
Consolidated cash and interest-bearing deposits held as investments at the Parent and its subsidiaries increased to $9.0 billion at June 30, 2012 from $8.7 billion at March 31, 2012 and $8.2 billion at December 31, 2011. The increase during the first six months of 2012 was mainly a result of an increase in deposits, issuance of long-term debt (net of repayments), and net loan collections, partially offset by the redemption of $700 million of the $1.4 billion Series D Fixed-Rate Cumulative Perpetual Preferred Stock issued to the U.S. Department of the Treasury under its Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”) and the payment of common and preferred dividends. The build up of cash and interest-bearing deposits, rather than investing in higher-yielding long-term investments, was also due to the expected redemption of the remaining $700 million of TARP preferred stock in the second half of 2012.

Parent Company Liquidity
The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders, including the TARP preferred stock issued to the U.S. Department of the Treasury. The Parent’s cash needs are usually met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate share of current income taxes, equity contributed through the exercise of stock options, and long-term debt and equity issuances.
During the first six months of 2012, the Parent received common dividends totaling $88.8 million and preferred dividends totaling $32.4 million from its bank subsidiaries. Also, the Parent received cash of $335.8 million from its subsidiary banks as a result of the redemption of preferred stock issued to the Parent. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements. During the first six months of 2012, all of the Company’s subsidiary banks recorded a profit. We expect that this profitability will be sustained thus permitting additional payments of dividends by the banks to the Parent, and/or returns of capital to the Parent during the remainder of 2012.
The Company has held the dividend on its common stock to $0.01 per share per quarter to conserve both capital and cash at the Parent.
General financial market and economic conditions impact the Company’s access to and cost of external financing and continued

ZIONS BANCORPORATION AND SUBSIDIARIES

to gradually improve in the first six months of 2012. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first six months of 2012. While Moody’s rates the Company’s senior debt as Ba3 or noninvestment grade, Standard & Poor's, Fitch, and DBRS all rate the Company’s senior debt at a low investment grade level. In addition, all four rating agencies rate the Company’s subordinated debt as noninvestment grade.
During the first six months of 2012, the primary sources of additional cash to the Parent in the capital markets were (1) $558 million issuance of four- to five-year unsecured senior notes with interest rates between 4.0% and 4.5%, proceeds net of commissions, fees and discounts were $533 million, (2) $67 million issuance of one- to two-year unsecured senior notes and (3) $144 million issuance of Series F 7.9% Fixed-Rate Non-Cumulative Perpetual Preferred Stock. Primary uses of cash in the capital markets during the first six months of 2012 were (1) the redemption of $700 million of TARP preferred stock, (2) the redemption of $143 million Series E 11.0% preferred stock, and (3) the repayment of $255 million variable rate senior notes that were guaranteed under the FDIC's Temporary Liquidity Guarantee Program. The Parent’s cash balance was $926 million at June 30, 2012 compared to $512 million at March 31, 2012 and $956 million at December 31, 2011.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents the Parent’s balance sheet at June 30, 2012, December 31, 2011, and June 30, 2011.

PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011
ASSETS
Cash and due from banks	$2,510	$11	$2,954
Interest-bearing deposits	923,560	956,476	446,916
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $17,704, $13,019 and $13,146)	14,707	20,118	15,124
Available-for-sale, at fair value	395,226	382,880	1,123,102
Loans, net of unearned fees of $0, $0 and $0 and allowance for loan losses of $0, $33 and $28	—	1,495	1,500
Other noninterest-bearing investments	50,388	52,903	50,110
Investments in subsidiaries:
Commercial banks and bank holding company	6,897,138	7,070,620	6,982,273
Other operating companies	43,732	45,043	56,421
Nonoperating – ZMFU II, Inc. [1]	92,624	92,751	93,125
Receivables from subsidiaries:
Other operating companies	20,000	190	615
Other assets	224,398	285,971	313,159
	$8,664,283	$8,908,458	$9,085,299
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$96,376	$104,829	$155,884
Commercial paper:
Due to affiliates	45,995	45,995	45,993
Due to others	2,217	3,063	14,256
Other short-term borrowings:
Due to affiliates	5	5	107,662
Due to others	4,946	66,883	130,404
Subordinated debt to affiliated trusts	309,278	309,278	309,278
Long-term debt:
Due to affiliates	56	53	85,070
Due to others	1,713,439	1,393,044	1,322,159
Total liabilities	2,172,312	1,923,150	2,170,706
Shareholders’ equity:
Preferred stock	1,800,473	2,377,560	2,329,370
Common stock	4,157,525	4,163,242	4,158,369
Retained earnings	1,110,120	1,036,590	931,345
Accumulated other comprehensive income (loss)	(576,147)	(592,084)	(504,491)
Total shareholders’ equity	6,491,971	6,985,308	6,914,593
	$8,664,283	$8,908,458	$9,085,299

1 ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.
During the first six months of 2012 and 2011, the Parent’s operating expenses included cash payments for interest of approximately $57 million and $67 million, respectively. Additionally, the Parent paid approximately $76 million and $75 million of dividends on preferred stock and common stock, respectively, for the same applicable periods.

ZIONS BANCORPORATION AND SUBSIDIARIES

Repayments of short-term borrowings by the Parent exceeded new issuances, which resulted in net cash outflows of $63 million during the first six months of 2012.
At June 30, 2012, maturities of the Company’s long-term senior and subordinated debt ranged from September 2012 to March 2017.
Subsidiary Bank Liquidity
The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At June 30, 2012, these core deposits, excluding brokered deposits, in aggregate, constituted 95.8% of consolidated deposits, compared with 95.5% of consolidated deposits at March 31, 2012 and 94.4% at June 30, 2011. On a consolidated basis, the Company’s net loan to total deposit ratio is historically low at 85.4%, as compared to 86.6% as of December 31, 2011 and 89.4% as of June 30, 2011.
Historically, the Company’s subsidiary banks have also obtained brokered deposits to serve as an additional source of liquidity, which is currently not needed. At June 30, 2012, these brokered deposits were $127 million, compared with $214 million at March 31, 2012 and $204 million at December 31, 2011. Brokered deposits are 0.3% of total deposits at June 30, 2012.
Total deposits increased by $61 million during the second quarter of 2012 mainly due to an increase of $313 million in noninterest-bearing demand deposits, partly offset by a decrease of $275 million in savings and money market deposits. For the first six months of 2012, total deposits increased by $285 million due to an increase in noninterest-bearing demand deposits of $387 million and savings and money market deposits of $170 million, partially offset by a combined decrease in time and foreign deposits of $272 million.
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
The FHLB system has, from time to time, been a significant source of funding and back-up liquidity for each of the Company’s subsidiary banks. Zions Bank, TCBW, and TCBO are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. At June 30, 2012, the amount available for additional FHLB and Federal Reserve borrowings was approximately $13.5 billion. At June 30, 2012 the Company had a de minimus amount of long-term borrowings outstanding with the FHLB – approximately $24 million, which was essentially unchanged from December 31, 2011. At June 30, 2012 and December 31, 2011, the subsidiary banks’ total investment in FHLB stock was approximately $115 million and $116 million, respectively.
The Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is taken. For the first six months of 2012, investment securities’ activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $103 million.

Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the second quarter of 2012 resulted in a net cash outflow of $397 million compared to a net cash outflow of $492 million for the second quarter of 2011. For the first six months of 2012 contraction in lending activity resulted in a net cash inflow of $18 million compared to a net cash outflow of $537 for the first six months of 2011.
A more comprehensive discussion of our liquidity management is contained in the Company's 2011 Annual Report on Form
10-K.
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
Note 7 of the Notes to Consolidated Financial Statements provides additional information on the Company’s debt and equity transactions during the first six months of 2012 and its projected transactions during the remainder of 2012.
On March 13, 2012, the Federal Reserve notified the Company that it did not object to the capital actions proposed in the Company’s Capital Plan, submitted pursuant to the Federal Reserve’s 2012 Capital Plan and Review (CapPR). The plan included the redemption in its entirety ($1.4 billion) of the Company’s TARP preferred stock in 2012 in two installments without the issuance of any new common or preferred stock. The second $700 million installment is also contingent on (1) maintenance of adequate Parent Company liquidity; (2) return of $500 million of capital from the Company’s subsidiary banks to the Parent, which requires primary bank regulator approval; and (3) no material deterioration in the Company’s overall financial condition. The Capital Plan also included the issuance of $600 million of senior debt.
On March 28, 2012, the Company redeemed $700 million, or 50%, of its TARP preferred stock. The Company expects to redeem the remaining $700 million of TARP preferred stock in the second half of 2012.

Although total controlling interest shareholder's equity increased by 1.6% from $6,389 million at March 31, 2012 to $6,492 million at June 30, 2012, total controlling interest shareholders’ equity decreased by 7.1% from $6,985 million at December 31, 2011. The decrease in total controlling interest shareholders’ equity from December 31, 2011 is primarily due to the redemption of $700 million of the TARP preferred stock previously discussed and $76.3 million of dividends paid on preferred and common stock, partially offset by $181.4 million of net income applicable to controlling interest and $80.0 million of convertible subordinated debt converted to preferred stock.
The Company paid $3.7 million in dividends on common stock during the first six months of 2012. The dividends paid per share of $0.01 were unchanged from the rate paid since the third quarter of 2009. Under the terms of the CPP, the Company may not increase the dividend on its common stock above $0.32 per share per quarter during the period the senior preferred shares are outstanding without adversely impacting the Company’s interest in the program or without permission from the U.S. Department of the Treasury. The Company’s Capital Plan submitted to the Federal Reserve maintains the current common stock dividend of $0.01 per share throughout 2012.
The Company recorded preferred stock dividends of $100.7 million and $81.9 million during the first six months of 2012 and 2011, respectively. Preferred dividends for the first six months of 2012 and 2011 include $54.2 million and $45.6 million, respectively, related to the TARP preferred stock, consisting of cash payments of $26.1 million and $35.0 million in the first six months of 2012 and 2011, respectively, and accretion of $28.1 million and $10.6 million in the first six months of 2012 and 2011, respectively, for the difference between the fair value and par amount of the TARP preferred stock when issued.
Conversions of convertible subordinated debt into preferred stock have augmented the Company’s capital position and reduced future refinancing needs. From the original modification in June 2009 through June 30, 2012, $742 million of debt has been extinguished and $867 million of preferred capital has been added. The following schedule shows the effect the conversions had on Tier 1 capital and outstanding convertible subordinated debt during 2011 and during the first six months of 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

IMPACT OF CONVERTIBLE SUBORDINATED DEBT

	Three Months Ended
(In millions)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Preferred equity
Convertible subordinated debt converted to preferred stock	$50	$30	$15	$17	$138	$86
Beneficial conversion feature reclassified from common to preferred stock	9	5	2	3	23	15
Change in preferred equity	59	35	17	20	161	101
Common equity
Accelerated convertible subordinated debt discount amortization, net of tax	(13)	(10)	(5)	(6)	(50)	(33)
Beneficial conversion feature reclassified from common to preferred stock	(9)	(5)	(2)	(3)	(23)	(15)
Change in common equity	(22)	(15)	(7)	(9)	(73)	(48)
Net impact on Tier 1 capital	$37	$20	$10	$11	$88	$53
Convertible subordinated debt outstanding	$467	$518	$547	$562	$579	$718
On May 7, 2012, the Company issued $143.75 million of a new series of Tier 1 Capital qualifying perpetual preferred stock at a dividend of 7.9%. The proceeds were used to redeem all outstanding shares of its Series E fixed-rate resettable non-cumulative perpetual preferred stock on June 15, 2012. The Series E securities had an aggregate par amount of $142.5 million and current dividend of 11.0%. The issuance of the new Series F preferred stock and redemption of the Series E preferred stock will reduce preferred stock dividends paid by the Company by approximately $4.3 million per year.
Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of June 30, 2012, the Company’s capital ratios were as follows:
CAPITAL RATIOS

	June 30, 2012	December 31, 2011	June 30, 2011
Tangible common equity ratio	6.91%	6.77%	6.95%
Tangible equity ratio	10.35%	11.33%	11.58%
Average equity to average assets (three months ended)	12.37%	13.27%	13.42%
Risk-based capital ratios:
Common equity tier 1 capital	9.78%	9.57%	9.36%
Tier 1 leverage	12.31%	13.40%	13.44%
Tier 1 risk-based capital	15.03%	16.13%	15.87%
Total risk-based capital	16.89%	18.06%	18.01%

At June 30, 2012, regulatory Tier 1 risk-based capital and total risk-based capital were $6,444 million and $7,245 million, compared to $6,333 million and $7,157 million at March 31, 2012 and $6,773 million and $7,687 million at June 30, 2011, respectively.

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued Notices of Proposed Rulemaking (NPRs) that would revise and replace the Agencies' current regulatory capital rules to align with the June 2011 Bank for International Settlements regulatory framework, commonly referred to as Basel III. These capital standards meet certain requirements of the Dodd-Frank Act. Requirements included in the proposed NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers, higher minimum capital ratios, and new “prompt corrective action” triggers and restrictions. The revisions include revised methodologies for determining risk-weighted assets for residential mortgages, unused loan commitments, securitization exposures, nonperforming assets, and counterparty credit risk. We are currently evaluating the impact of the proposed NPRs on our regulatory capital ratios. While uncertainty exists in the final form of the U.S. rules implementing the Basel III capital framework, we expect to meet the final requirements adopted by U.S. banking regulators within regulatory timelines.

ZIONS BANCORPORATION AND SUBSIDIARIES

GAAP to NON-GAAP RECONCILIATIONS
1. Common equity Tier 1 capital
Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. Regulators have begun supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as common equity Tier 1 capital. The common equity Tier 1 capital ratio is the core capital component of the Basel III standards, and we believe that it increasingly is becoming a key ratio considered by regulators, investors, and analysts. There is a difference between this ratio calculated using Basel I definitions of common equity Tier 1 capital and those definitions using Basel III rules when fully phased in (which have not yet been formalized in regulation). The common equity Tier 1 risk-based capital ratios in the Capital Ratios schedule presented previously use the current Basel I definitions for determining the numerator. Because common equity Tier 1 capital is not formally defined by GAAP or codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure and other entities may calculate them differently than the Company’s disclosed calculations. Since banking regulators, investors and analysts may assess the Company’s capital adequacy using common equity Tier 1 capital, we believe that it is useful to provide them the ability to assess the Company’s capital adequacy on this same basis.
Common equity Tier 1 capital is often expressed as a percentage of risk-weighted assets. Under the current risk-based capital framework, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad “Basel I” risk categories for banks, like our banking subsidiaries, that have not adopted the Basel II “Advanced Measurement Approach.” The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at common equity Tier 1 capital. Common equity Tier 1 capital is also divided by the risk-weighted assets to determine the common equity Tier 1 capital ratio. The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.
The schedule below provides a reconciliation of controlling interest shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to common equity Tier 1 capital (non-GAAP) using current U.S. regulatory treatment and not proposed Basel III calculations.

COMMON EQUITY TIER 1 CAPITAL (NON-GAAP)

(Amounts in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Controlling interest shareholders’ equity (GAAP)	$6,492	$6,985	$6,915
Accumulated other comprehensive loss (income)	576	592	504
Non-qualifying goodwill and intangibles	(1,074)	(1,083)	(1,093)
Disallowed deferred tax assets	—	—	—
Other regulatory adjustments	2	4	(1)
Qualifying trust preferred securities	448	448	448
Tier 1 capital (regulatory)	6,444	6,946	6,773
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(1,800)	(2,377)	(2,329)
Common equity Tier 1 capital (non-GAAP)	$4,196	$4,121	$3,996
Risk-weighted assets (regulatory)	$42,891	$43,077	$42,676
Common equity Tier 1 capital to risk-weighted assets (non-GAAP)	9.78%	9.57%	9.36%
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

ZIONS BANCORPORATION AND SUBSIDIARIES

NET INTEREST MARGIN TO CORE NET INTEREST MARGIN (NON-GAAP)

	Three Months Ended
	June 30, 2012	December 31, 2011	June 30, 2011
Net interest margin as reported (GAAP)	3.62%	3.86%	3.62%
Adjust for the impact on net interest margin of:
Discount amortization on convertible subordinated debt	0.09%	0.09%	0.10%
Accelerated discount amortization on convertible subordinated debt	0.13%	0.05%	0.53%
Additional accretion of interest income on acquired loans	(0.12)%	(0.14)%	(0.18)%
Core net interest margin (non-GAAP)	3.72%	3.86%	4.07%
3. Income before income taxes and subordinated debt conversions
This Form 10-Q presents “income before income taxes and subordinated debt conversions” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt and (2) accelerated discount amortization on convertible subordinated debt which has been converted.
The first schedule in “Results of Operations” provides a reconciliation of income before income taxes (GAAP) to income before income taxes and subordinated debt conversions (non-GAAP).
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
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	June 30, 2012	December 31, 2011	June 30, 2011
Total shareholders’ equity (GAAP)	$6,489	$6,983	$6,913
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(59)	(68)	(77)
Tangible equity (non-GAAP) (a)	5,415	5,900	5,821
Preferred stock	(1,800)	(2,377)	(2,329)
Noncontrolling interests	3	2	1
Tangible common equity (non-GAAP) (b)	$3,618	$3,525	$3,493
Total assets (GAAP)	$53,407	$53,149	$51,361
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(59)	(68)	(77)
Tangible assets (non-GAAP) (c)	$52,333	$52,066	$50,269
Tangible equity ratio (a/c)	10.35%	11.33%	11.58%
Tangible common equity ratio (b/c)	6.91%	6.77%	6.95%
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Offer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Offer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012. There were no material changes in the Company’s internal control over financial reporting during the first six months of 2012.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
The Company believes there have been no significant changes in risk factors compared to the factors identified in Zions Bancorporation’s 2011 Annual Report on Form 10-K; however, this filing contains updated disclosures related to significant risk factors discussed in “Investment Securities Portfolio,” “Credit Risk Management,” “Market Risk – Fixed Income,” “Liquidity Risk Management,” and “Capital Management.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table summarizes the Company’s share repurchases for the second quarter of 2012:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
April	26,173	$20.08	—	$—
May	79,868	19.19	—	—
June	40,240	17.65	—	—
Second quarter	146,281	18.93	—
1Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock and settlement of restricted stock units under the “withholding shares” provision of an employee share-based compensation plan.

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
*

3.6
Articles of Merger of The Stockmen’s Bancorp, Inc. with and into Zions Bancorporation, effective January 17, 2007, incorporated by reference to Exhibit 3.6 of Form 10-Q for the quarter ended March 31, 2012.
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

3.13
Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation with respect to the Series F Fixed-Rate Non-Cumulative Perpetual Preferred Stock, dated May 4, 2012, incorporated by reference to Exhibit 3.1 of Form 8-K filed May 5, 2012.
*

3.14	Restated Bylaws of Zions Bancorporation dated November 8, 2011, incorporated by reference to Exhibit 3.13 of Form 10-Q for the quarter ended September 30, 2011.	*

10.1	2012 Management Incentive Compensation Plan (filed herewith).

10.2	Amended and Restated Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.3	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.4	Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.5	Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan (filed herewith).

10.6	Third amendment to the Zions Bancorporation Deferred Compensation Plan Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation, dated June 13, 2012 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

ZIONS BANCORPORATION AND SUBSIDIARIES

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three months ended June 30, 2012 and June 30, 2011 and the six months ended June 30, 2012 and June 30, 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012 and June 30, 2011 and the six months ended June 30, 2012 and June 30, 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2012 and June 30, 2011 and the six months ended June 30, 2012 and June 30, 2011, (v) the Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011 and the six months ended June 30, 2012 and June 30, 2011, and (v) the Notes to the Consolidated Financial Statements (furnished herewith).

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
Date: August 8, 2012