Form 10-Q
period 2012-09-30
ZIONS BANCORPORATION /UT/
filed 2012-11-08
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at October 31, 2012	184,169,076 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from banks	$1,060,918	$1,224,350
Money market investments:
Interest-bearing deposits	5,519,463	7,020,895
Federal funds sold and security resell agreements	1,960,294	102,159
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $655,768 and $729,974)	740,738	807,804
Available-for-sale, at fair value	3,127,192	3,230,795
Trading account, at fair value	13,963	40,273
	3,881,893	4,078,872
Loans held for sale	220,240	201,590
Loans, net of unearned income and fees:
Loans and leases	36,582,253	36,393,782
FDIC-supported loans	588,566	750,870
	37,170,819	37,144,652
Less allowance for loan losses	925,341	1,049,958
Loans, net of allowance	36,245,478	36,094,694
Other noninterest-bearing investments	874,903	865,231
Premises and equipment, net	709,188	719,276
Goodwill	1,015,129	1,015,129
Core deposit and other intangibles	55,034	67,830
Other real estate owned	118,190	153,178
Other assets	1,426,271	1,605,905
	$53,087,001	$53,149,109
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$17,295,911	$16,110,857
Interest-bearing:
Savings and NOW	7,685,192	7,159,101
Money market	14,284,870	14,616,740
Time	3,107,815	3,413,550
Foreign	1,398,749	1,575,361
	43,772,537	42,875,609
Securities sold, not yet purchased	21,708	44,486
Federal funds purchased and security repurchase agreements	451,214	608,098
Other short-term borrowings	6,608	70,273
Long-term debt	2,326,659	1,954,462
Reserve for unfunded lending commitments	105,850	102,422
Other liabilities	484,170	510,531
Total liabilities	47,168,746	46,165,881
Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,123,377	2,377,560
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 184,156,402 and 184,135,388 shares	4,162,001	4,163,242
Retained earnings	1,170,477	1,036,590
Accumulated other comprehensive income (loss)	(534,738)	(592,084)
Controlling interest shareholders’ equity	5,921,117	6,985,308
Noncontrolling interests	(2,862)	(2,080)
Total shareholders’ equity	5,918,255	6,983,228
	$53,087,001	$53,149,109
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$479,199	$520,133	$1,444,383	$1,562,031
Interest on money market investments	5,349	3,482	15,076	9,524
Interest on securities:
Held-to-maturity	8,337	8,937	26,621	26,610
Available-for-sale	22,042	21,382	70,290	65,837
Trading account	110	462	596	1,452
Total interest income	515,037	554,396	1,556,966	1,665,454
Interest expense:
Interest on deposits	19,049	31,093	63,285	101,834
Interest on short-term borrowings	193	1,501	1,228	5,464
Interest on long-term debt	51,597	51,207	173,969	247,533
Total interest expense	70,839	83,801	238,482	354,831
Net interest income	444,198	470,595	1,318,484	1,310,623
Provision for loan losses	(1,889)	14,553	24,628	75,883
Net interest income after provision for loan losses	446,087	456,042	1,293,856	1,234,740
Noninterest income:
Service charges and fees on deposit accounts	44,951	44,154	131,909	131,562
Other service charges, commissions and fees	38,642	45,308	111,422	130,951
Trust and wealth management income	6,521	6,269	20,952	20,202
Capital markets and foreign exchange	6,026	7,729	19,102	23,301
Dividends and other investment income	11,686	9,356	42,708	34,623
Loan sales and servicing income	10,695	6,165	29,334	22,014
Fair value and nonhedge derivative loss	(5,820)	(5,718)	(17,004)	(303)
Equity securities gains, net	2,683	5,289	11,935	4,550
Fixed income securities gains, net	3,046	13,035	9,285	10,580
Impairment losses on investment securities:
Impairment losses on investment securities	(3,876)	(55,530)	(46,175)	(64,974)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	1,140	42,196	25,922	43,377
Net impairment losses on investment securities	(2,736)	(13,334)	(20,253)	(21,597)
Other	3,495	2,789	9,820	27,651
Total noninterest income	119,189	121,042	349,210	383,534
Noninterest expense:
Salaries and employee benefits	220,223	216,855	665,622	654,003
Occupancy, net	28,601	29,040	84,721	84,638
Furniture and equipment	27,122	26,852	81,216	78,667
Other real estate expense	207	20,564	14,457	62,634
Credit-related expense	13,316	15,379	39,216	47,416
Provision for unfunded lending commitments	2,264	(2,202)	3,428	(13,646)
Legal and professional services	12,749	8,897	36,792	24,018
Advertising	7,326	6,511	19,751	19,384
FDIC premiums	11,278	12,573	32,641	51,906
Amortization of core deposit and other intangibles	4,241	4,773	12,794	15,329
Other	67,648	69,776	198,365	209,300
Total noninterest expense	394,975	409,018	1,189,003	1,233,649
Income before income taxes	170,301	168,066	454,063	384,625
Income taxes	60,704	59,348	163,599	150,706
Net income	109,597	108,718	290,464	233,919
Net loss applicable to noncontrolling interests	(254)	(375)	(800)	(866)
Net income applicable to controlling interest	109,851	109,093	291,264	234,785
Preferred stock dividends	(47,529)	(43,928)	(148,238)	(125,815)
Net earnings applicable to common shareholders	$62,322	$65,165	$143,026	$108,970
Weighted average common shares outstanding during the period:
Basic shares	183,237	182,676	183,008	182,289
Diluted shares	183,383	183,858	183,162	182,531
Net earnings per common share:
Basic	$0.34	$0.35	$0.77	$0.59
Diluted	0.34	0.35	0.77	0.59
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$109,597	$108,718	$290,464	$233,919
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains (losses) on investments	43,484	(54,049)	72,529	(90,109)
Reclassification for net losses (gains) on investments included in earnings	(191)	(405)	6,428	6,185
Noncredit-related impairment losses on securities not expected to be sold	(703)	(25,589)	(16,006)	(26,318)
Accretion of securities with noncredit-related impairment losses not expected to be sold	192	32	724	131
Net unrealized losses on derivative instruments	(1,373)	(4,332)	(6,329)	(17,427)
Other comprehensive income (loss)	41,409	(84,343)	57,346	(127,538)
Comprehensive income	151,006	24,375	347,810	106,381
Comprehensive loss applicable to noncontrolling interests	(254)	(375)	(800)	(866)
Comprehensive income applicable to controlling interest	$151,260	$24,750	$348,610	$107,247
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount
Balance at December 31, 2011	$2,377,560	184,135,388	$4,163,242	$1,036,590	$(592,084)	$(2,080)	$6,983,228
Net income (loss) for the period				291,264		(800)	290,464
Other comprehensive income					57,346		57,346
Issuance of preferred stock	143,750		(2,408)				141,342
Preferred stock redemption	(1,542,500)		3,830	(3,830)			(1,542,500)
Subordinated debt converted to preferred stock	99,871		(14,519)				85,352
Net activity under employee plans and related tax benefits		21,014	11,856				11,856
Dividends on preferred stock	44,696			(148,238)			(103,542)
Dividends on common stock, $0.03 per share				(5,546)			(5,546)
Change in deferred compensation				237			237
Other changes in noncontrolling interests						18	18
Balance at September 30, 2012	$1,123,377	184,156,402	$4,162,001	$1,170,477	$(534,738)	$(2,862)	$5,918,255

Balance at December 31, 2010	$2,056,672	182,784,086	$4,163,619	$889,284	$(461,296)	$(1,065)	$6,647,214
Net income (loss) for the period				234,785		(866)	233,919
Other comprehensive loss					(127,538)		(127,538)
Subordinated debt converted to preferred stock	281,759		(40,607)				241,152
Issuance of common stock		1,067,540	25,048				25,048
Net activity under employee plans and related tax benefits		443,156	12,637				12,637
Dividends on preferred stock	16,092			(125,815)			(109,723)
Dividends on common stock, $0.03 per share				(5,478)			(5,478)
Change in deferred compensation				1,604			1,604
Other changes in noncontrolling interests						82	82
Balance at September 30, 2011	$2,354,523	184,294,782	$4,160,697	$994,380	$(588,834)	$(1,849)	$6,918,917
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$109,597	$108,718	$290,464	$233,919
Adjustments to reconcile net income to net cash provided by operating activities:
Net impairment losses on investment securities	2,736	13,334	20,253	21,597
Provision for credit losses	375	12,351	28,056	62,237
Depreciation and amortization	47,810	52,288	167,119	247,884
Deferred income tax expense	6,458	41,563	25,513	129,266
Net write-downs of and gains/losses from sales of other real estate owned	309	15,550	13,650	49,663
Net decrease (increase) in trading securities	6,576	1,370	26,310	(1,115)
Net decrease (increase) in loans held for sale	(77,225)	21,237	(5,848)	90,749
Change in other liabilities	(10,692)	33,697	(41,222)	26,801
Change in other assets	21,314	(84,465)	110,137	(24,977)
Other, net	(13,692)	261	(32,064)	(4,673)
Net cash provided by operating activities	93,566	215,904	602,368	831,351

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	490,947	(235,048)	(356,703)	(576,859)
Proceeds from maturities and paydowns of investment securities held-to-maturity	37,016	30,080	91,701	72,111
Purchases of investment securities held-to-maturity	(4,450)	(9,667)	(38,188)	(36,476)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	187,180	507,676	863,354	1,087,345
Purchases of investment securities available-for-sale	(73,636)	(523,772)	(667,566)	(1,042,235)
Proceeds from sales of loans and leases	24,665	8,836	64,452	15,026
Net loan and lease originations	(397,845)	(107,759)	(379,615)	(633,630)
Net decrease in other noninterest-bearing investments	2,549	2,372	14,723	12,690
Net purchases of premises and equipment	(15,145)	(22,749)	(47,962)	(62,229)
Proceeds from sales of other real estate owned	59,876	89,245	157,760	276,122
Net cash received from (paid for) branch sales	2,667	—	(19,901)	—
Net cash provided by (used in) investing activities	313,824	(260,786)	(317,945)	(888,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	612,290	171,934	926,287	428,209
Net change in short-term funds borrowed	(392,564)	(34,498)	(243,356)	(145,081)
Proceeds from issuance of long-term debt	49,082	23,527	648,468	53,777
Repayments of long-term debt	(7,604)	(8,191)	(262,783)	(8,522)
Cash paid for preferred stock redemption	(700,000)	—	(1,542,500)	—
Proceeds from issuance of common stock and preferred stock	513	237	142,516	25,644
Dividends paid on common and preferred stock	(32,770)	(40,297)	(109,088)	(115,201)
Other, net	(92)	(90)	(7,399)	(3,400)
Net cash provided by (used in) financing activities	(471,145)	112,622	(447,855)	235,426
Net increase (decrease) in cash and due from banks	(63,755)	67,740	(163,432)	178,642
Cash and due from banks at beginning of period	1,124,673	1,035,028	1,224,350	924,126
Cash and due from banks at end of period	$1,060,918	$1,102,768	$1,060,918	$1,102,768

Cash paid for interest	$65,384	$71,220	$172,712	$213,540
Net cash paid for income taxes	67,772	—	127,456	428
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012

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
Operating results for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2011 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2011 Annual Report on Form 10-K.
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
In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This new guidance under ASC 210, Balance Sheet, provides convergence to International Financial Reporting Standards (“IFRS”) to provide common disclosure requirements for the offsetting of financial instruments. Existing GAAP guidance allowing balance sheet offsetting, including industry-specific guidance, remains unchanged. The new guidance is effective on a retrospective basis, including all prior periods presented, for interim and annual periods beginning on or after January 1, 2013. Management currently expects that this new guidance will not significantly impact the disclosures in the Company’s financial statements.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Additional recent accounting pronouncements are discussed where applicable in the Notes to Consolidated Financial Statements.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Loans transferred to other real estate owned	$37,140	$75,769	$141,439	$250,427
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	917	2,863	14,519	40,607
Subordinated debt converted to preferred stock	5,386	16,834	85,352	241,152

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	INVESTMENT SECURITIES
Investment securities are summarized below. Note 9 discusses the process to estimate fair value for investment securities.

	September 30, 2012
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$511,354	$—	$—	$511,354	$13,674	$922	$524,106
Asset-backed securities:
Trust preferred securities – banks and insurance	262,078	—	52,997	209,081	231	90,575	118,737
Other	23,017	—	2,814	20,203	235	7,613	12,825
Other debt securities	100	—	—	100	—	—	100
	$796,549	$—	$55,811	$740,738	$14,140	$99,110	$655,768
Available-for-sale
U.S. Treasury securities	$4,405	$237	$—	$4,642			$4,642
U.S. Government agencies and corporations:
Agency securities	112,747	4,629	92	117,284			117,284
Agency guaranteed mortgage-backed securities	443,714	21,907	8	465,613			465,613
Small Business Administration loan-backed securities	1,152,178	24,107	1,003	1,175,282			1,175,282
Municipal securities	112,467	3,355	2,175	113,647			113,647
Asset-backed securities:
Trust preferred securities – banks and insurance	1,740,291	26,059	801,062	965,288			965,288
Trust preferred securities – real estate investment trusts	40,422	—	25,015	15,407			15,407
Auction rate securities	7,100	92	79	7,113			7,113
Other	51,519	838	6,982	45,375			45,375
	3,664,843	81,224	836,416	2,909,651			2,909,651
Mutual funds and other	216,721	820	—	217,541			217,541
	$3,881,564	$82,044	$836,416	$3,127,192			$3,127,192

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$564,468	$—	$—	$564,468	$8,807	$1,083	$572,192
Asset-backed securities:
Trust preferred securities – banks and insurance	262,853	—	40,546	222,307	207	78,191	144,323
Other	24,310	—	3,381	20,929	303	7,868	13,364
Other debt securities	100	—	—	100	—	5	95
	$851,731	$—	$43,927	$807,804	$9,317	$87,147	$729,974
Available-for-sale
U.S. Treasury securities	$4,330	$304	$—	$4,634			$4,634
U.S. Government agencies and corporations:
Agency securities	153,179	5,423	122	158,480			158,480
Agency guaranteed mortgage-backed securities	535,228	18,211	102	553,337			553,337
Small Business Administration loan-backed securities	1,153,039	12,119	4,496	1,160,662			1,160,662
Municipal securities	120,677	3,191	1,700	122,168			122,168
Asset-backed securities:
Trust preferred securities – banks and insurance	1,794,427	15,792	880,509	929,710			929,710
Trust preferred securities – real estate investment trusts	40,259	—	21,614	18,645			18,645
Auction rate securities	71,338	164	1,482	70,020			70,020
Other	64,646	1,028	15,302	50,372			50,372
	3,937,123	56,232	925,327	3,068,028			3,068,028
Mutual funds and other	162,606	167	6	162,767			162,767
	$4,099,729	$56,399	$925,333	$3,230,795			$3,230,795
 1The gross unrealized losses recognized in OCI on held-to-maturity (“HTM”) securities primarily resulted from a previous transfer of available-for-sale (“AFS”) securities to HTM.

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of September 30, 2012 by expected maturity distribution for structured asset-backed collateralized debt obligations (“ABS CDOs”) and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in one year or less	$49,885	$50,155	$450,217	$416,979
Due after one year through five years	201,851	196,829	1,032,915	958,822
Due after five years through ten years	170,597	148,633	690,633	597,124
Due after ten years	374,216	260,151	1,491,078	936,726
	$796,549	$655,768	$3,664,843	$2,909,651

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	September 30, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$875	$22,211	$47	$4,979	$922	$27,190
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	143,572	118,439	143,572	118,439
Other	—	—	10,427	11,968	10,427	11,968
	$875	$22,211	$154,046	$135,386	$154,921	$157,597
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$11	$6,922	$81	$6,993	$92	$13,915
Agency guaranteed mortgage-backed securities	7	1,482	1	236	8	1,718
Small Business Administration loan-backed securities	194	42,067	809	72,357	1,003	114,424
Municipal securities	58	5,491	2,117	11,401	2,175	16,892
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	801,062	739,539	801,062	739,539
Trust preferred securities – real estate investment trusts	—	—	25,015	15,407	25,015	15,407
Auction rate securities	—	—	79	3,044	79	3,044
Other	112	24,888	6,870	15,337	6,982	40,225
	382	80,850	836,034	864,314	836,416	945,164
Mutual funds and other	—	—	—	—	—	—
	$382	$80,850	$836,034	$864,314	$836,416	$945,164

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$415	$10,855	$668	$22,188	$1,083	$33,043
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	118,737	144,053	118,737	144,053
Other	—	—	11,249	13,364	11,249	13,364
Other debt securities	5	95	—	—	5	95
	$420	$10,950	$130,654	$179,605	$131,074	$190,555
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$60	$13,308	$62	$3,880	$122	$17,188
Agency guaranteed mortgage-backed securities	102	52,267	—	—	102	52,267
Small Business Administration loan-backed securities	1,783	260,865	2,713	191,339	4,496	452,204
Municipal securities	1,305	15,011	395	4,023	1,700	19,034
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	880,509	695,365	880,509	695,365
Trust preferred securities – real estate investment trusts	—	—	21,614	18,645	21,614	18,645
Auction rate securities	158	27,998	1,324	34,115	1,482	62,113
Other	—	—	15,302	18,585	15,302	18,585
	3,408	369,449	921,919	965,952	925,327	1,335,401
Mutual funds and other	6	167	—	—	6	167
	$3,414	$369,616	$921,919	$965,952	$925,333	$1,335,568
At September 30, 2012 and December 31, 2011, respectively, 95 and 72 HTM and 296 and 525 AFS investment securities were in an unrealized loss position.
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
Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in OCI. Noncredit-related OTTI is based on other factors, including illiquidity. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI. For securities classified as HTM, the amount of noncredit-related OTTI recognized in OCI is accreted using the effective interest rate method to the credit-adjusted expected cash flow amounts of the securities over future periods.
Our 2011 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation for those security types that have significant gross unrealized losses at September 30, 2012:
OTTI – Municipal Securities
The HTM securities are purchased directly from municipalities and are generally not rated by a credit rating agency. The AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair value changes of these securities are largely driven by interest rates. We perform credit quality reviews on these securities at each reporting period. Because the decline in fair

ZIONS BANCORPORATION AND SUBSIDIARIES

value is not attributable to credit quality, no OTTI for these securities was recorded for the three months ended September 30, 2012.
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

1)
Market yield requirements for bank CDO securities remain very high. The financial crisis and economic downturn resulted in significant utilization of both the unique five-year deferral option each collateral issuer maintains during the life of the CDO, and the ability of junior CDO bonds to defer the payment of current interest. The resulting increase in the rate of return demanded by the market for trust preferred CDOs remains dramatically higher than the effective interest rates. All structured product fair values, including bank CDOs, deteriorated significantly during the crisis, generally reaching a low in mid-2009. Prices for some structured products, other than bank CDOs, have since rebounded as the crucial unknowns related to value became resolved and as trading increased in these securities. Unlike these other structured products, CDO tranches backed by bank trust preferred securities continue to be characterized by considerable uncertainty surrounding collateral behavior, specifically including, but not limited to, the future number, size and timing of bank failures, and of allowed deferrals and subsequent resumption of payment of contractual interest.

2)
Structural features of the collateral make these CDO tranches difficult for market participants to model. The first feature unique to bank CDOs is the interest deferral feature previously noted. During the crisis starting in 2008, certain banks within our CDO pools have exercised this prerogative. The extent to which these deferrals are likely to either transition to default or, alternatively, come current prior to the five-year deadline is extremely difficult for market participants to assess. Our CDO pools include a bank which first exercised this deferral option as early as the second quarter of 2008. At September 30, 2012, 63 banks in our CDO pools had come current after a period of deferral, while 204 were deferring, but remained within the allowed deferral period.

A second structural feature that is difficult to model is the payment in kind (“PIK”) feature, which provides that upon reaching certain levels of collateral default or deferral, certain junior CDO tranches will not receive current interest but will instead have the interest amount that is unpaid capitalized or deferred. The cash flow that would otherwise be paid to the junior CDO securities and the income notes is instead used to pay down the principal balance of the most senior CDO securities. If the current market yield required by market participants equaled the effective interest rate of a security, a market participant should be indifferent between receiving current interest and capitalizing and compounding interest for later payment. However, given the difference between current market rates and effective interest rates of the securities, market participants are not indifferent. The delay in payment caused by PIKing results in lower security fair values even if PIKing is projected to be fully cured. This feature is difficult to model and assess. It increases the risk premium the market applies to these securities.

3)
Ratings are generally below-investment-grade for even some of the most senior tranches. Ratings on a number of CDO tranches vary significantly among rating agencies. The presence of a below-investment-grade rating by even a single rating agency will severely limit the pool of buyers, which causes greater illiquidity and therefore most likely a higher implicit discount rate/lower price with regard to that CDO tranche.

4)
There is a lack of consistent disclosure by each CDO’s trustee of the identity of collateral issuers; in addition, complex structures make projecting tranche return profiles difficult for non-specialists in the product.

5)
At purchase, the expectation of cash flow variability was limited. As a result of the crisis, we have seen extreme variability of collateral performance both compared to expectations and between different pools.

Our ongoing review of these securities determined that OTTI should be recorded for the three months ended September 30, 2012.
Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder

ZIONS BANCORPORATION AND SUBSIDIARIES

credit in addition to the same factors previously discussed for banks and insurance CDOs. Based on our review, no OTTI for these securities was recorded for the three months ended September 30, 2012.
Other asset-backed securities: Most of these CDO securities were purchased in 2009 from Lockhart Funding LLC at their carrying values and then adjusted to fair value. Certain of these CDOs consist of ABS CDOs (also known as diversified structured finance CDOs). Unrealized losses since acquisition were caused mainly by deterioration in collateral quality and widening of credit spreads for asset backed securities. Based on our review, OTTI for one security in this asset group was recorded for the three months ended September 30, 2012.
OTTI – U.S. Government Agencies and Corporations
Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded for the three months ended September 30, 2012.

The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings:

(In thousands)	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(6,467)	$(315,183)	$(321,650)	$(6,126)	$(314,860)	$(320,986)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized [1]	—	—	—	(341)	—	(341)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	(657)	(2,079)	(2,736)	(657)	(19,255)	(19,912)
Subtotal of amounts recognized in earnings	(657)	(2,079)	(2,736)	(998)	(19,255)	(20,253)
Reductions for securities sold during the period		—	—		16,853	16,853
Balance of credit-related OTTI at end of period	$(7,124)	$(317,262)	$(324,386)	$(7,124)	$(317,262)	$(324,386)

(In thousands)	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(5,357)	$(290,209)	$(295,566)	$(5,357)	$(335,682)	$(341,039)
Additions recognized in earnings during the period:
Credit-related OTTI not previously recognized [1]	(769)	(3,007)	(3,776)	(769)	(3,007)	(3,776)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	—	(9,558)	(9,558)	—	(17,821)	(17,821)
Subtotal of amounts recognized in earnings	(769)	(12,565)	(13,334)	(769)	(20,828)	(21,597)
Reductions for securities sold during the period		—	—		53,736	53,736
Balance of credit-related OTTI at end of period	$(6,126)	$(302,774)	$(308,900)	$(6,126)	$(302,774)	$(308,900)
1 Relates to securities not previously impaired.
2 Relates to additional impairment on securities previously impaired.
To determine the credit component of OTTI for all security types, we utilize projected cash flows as the best estimate of fair value. These cash flows are credit adjusted using, among other things, assumptions for default probability assigned to each portion of performing collateral. The credit-adjusted cash flows are discounted at a security specific coupon rate to identify any OTTI, and then at a market rate for valuation purposes.

ZIONS BANCORPORATION AND SUBSIDIARIES

For those securities with credit-related OTTI recognized in the statement of income, the amounts of pretax noncredit-related OTTI recognized in OCI were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
HTM	$—	$20,945	$16,718	$20,945
AFS	1,140	21,251	9,204	22,432
	$1,140	$42,196	$25,922	$43,377

During the three and nine months ended September 30, nontaxable interest income on securities was $4.2 million and $13.7 million in 2012, and $5.2 million and $16.4 million in 2011, respectively.

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended				Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$22	$657	$85	$769	$120	$998	$202	$769
Available-for-sale	3,026	2,081	12,950	12,565	14,955	25,045	20,532	30,982
Other noninterest-bearing investments:
Nonmarketable equity securities	3,230	547	5,482	193	22,951	11,016	6,550	2,000
	6,278	3,285	18,517	13,527	38,026	37,059	27,284	33,751
Net gains (losses)		$2,993		$4,990		$967		$(6,467)
Statement of income information:
Net impairment losses on investment securities		$(2,736)		$(13,334)		$(20,253)		$(21,597)
Equity securities gains, net		2,683		5,289		11,935		4,550
Fixed income securities gains, net		3,046		13,035		9,285		10,580
Net gains (losses)		$2,993		$4,990		$967		$(6,467)
Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.
Securities with a carrying value of $1.4 billion at September 30, 2012 and $1.5 billion at December 31, 2011 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

5.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	September 30, 2012	December 31, 2011
Loans held for sale	$220,240	$201,590
Commercial:
Commercial and industrial	$10,748,266	$10,334,858
Leasing	405,012	379,709
Owner occupied	7,669,218	8,158,556
Municipal	469,237	441,241
Total commercial	19,291,733	19,314,364
Commercial real estate:
Construction and land development	1,956,186	2,264,909
Term	8,139,546	7,883,434
Total commercial real estate	10,095,732	10,148,343
Consumer:
Home equity credit line	2,175,338	2,187,428
1-4 family residential	4,181,002	3,921,216
Construction and other consumer real estate	320,087	305,873
Bankcard and other revolving plans	294,827	291,018
Other	223,534	225,540
Total consumer	7,194,788	6,931,075
FDIC-supported loans	588,566	750,870
Total loans	$37,170,819	$37,144,652
FDIC-supported loans were acquired during 2009 and are indemnified by the Federal Deposit Insurance Corporation (“FDIC”) under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased credit-impaired loans accounted for at their carrying values rather than their outstanding balances. See subsequent discussion under Purchased Loans.
Loan balances are presented net of unearned income and fees, which amounted to $131.0 million at September 30, 2012 and $133.1 million at December 31, 2011.
Owner occupied and commercial real estate loans include unamortized premiums of approximately $61.4 million at September 30, 2012 and $73.4 million at December 31, 2011.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Loans with a carrying value of approximately $20.1 billion at September 30, 2012 and $21.1 billion at December 31, 2011 have been made available for pledging at the Federal Reserve and various Federal Home Loan Banks as collateral for current and potential borrowings.
We sold loans totaling $369 million and $1,244 million for the three and nine months ended September 30, 2012, and $353 million and $1,202 million for the three and nine months ended September 30, 2011, respectively, that were previously classified as loans held for sale. Loans reclassified to loans held for sale primarily consist of conforming residential mortgages. Amounts added to loans held for sale during these periods were $452 million and $1,260 million for the three and nine months ended September 30, 2012 and $336 million and $1,124 million for the three and nine months ended September 30, 2011, respectively. Income from loans sold, excluding servicing, was $8.5 million and $22.4

ZIONS BANCORPORATION AND SUBSIDIARIES

million for the three and nine months ended September 30, 2012 and $3.8 million and $13.9 million for the three and nine months ended September 30, 2011.
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
We review changes in these factors to ensure that changes in the level of the ALLL are directionally consistent with changes in these factors. The magnitude of the impact of these factors on our qualitative assessment of the ALLL changes from quarter to quarter according to the extent these factors are already reflected in historic loss rates and according to the extent these factors diverge from one to another. We also consider the uncertainty inherent in the estimation process when evaluating the ALLL.

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
Changes in ACL Assumptions
Prior to the third quarter of 2012, for all troubled debt restructurings (“TDRs”) regardless of size, the ALLL was based on an individual impairment evaluation, considering facts and circumstances specific to each borrower, as described subsequently. For loans no longer reported as TDRs, the ALLL was based on the methodology consistent with our nonimpaired loans, as described previously. Beginning in the third quarter of 2012, for qualifying TDRs (i.e., accruing TDRs, nonaccruing TDRs less than $1 million, and for loans no longer reported as TDRs since the beginning of 2012), the ALLL is based on a discounted cash flow analysis performed at the individual loan level, where credit losses are estimated based on historical loss statistics, derived from loans with similar risk characteristics (e.g., credit quality indicator and loan type), rather than the previous methodology that considered facts and circumstances specific to each borrower. This change in methodology had the effect of increasing the ALLL at September 30, 2012 by approximately $19 million.
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended September 30, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$616,359	$232,049	$102,391	$20,917	$971,716
Additions:
Provision for loan losses	2,843	(5,010)	3,351	(3,073)	(1,889)
Adjustment for FDIC-supported loans	—	—	—	(5,908)	(5,908)
Deductions:
Gross loan and lease charge-offs	(26,424)	(20,264)	(11,391)	(702)	(58,781)
Recoveries	12,013	3,312	3,262	1,616	20,203
Net loan and lease charge-offs	(14,411)	(16,952)	(8,129)	914	(38,578)
Balance at end of period	$604,791	$210,087	$97,613	$12,850	$925,341

Reserve for unfunded lending commitments:
Balance at beginning of period	$70,553	$31,663	$1,370	$—	$103,586
Provision charged (credited) to earnings	542	1,741	(19)	—	2,264
Balance at end of period	$71,095	$33,404	$1,351	$—	$105,850

Total allowance for credit losses at end of period:
Allowance for loan losses	$604,791	$210,087	$97,613	$12,850	$925,341
Reserve for unfunded lending commitments	71,095	33,404	1,351	—	105,850
Total allowance for credit losses	$675,886	$243,491	$98,964	$12,850	$1,031,191

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$627,825	$275,546	$123,115	$23,472	$1,049,958
Additions:
Provision for loan losses	35,741	(17,651)	9,989	(3,451)	24,628
Adjustment for FDIC-supported loans	—	—	—	(12,821)	(12,821)
Deductions:
Gross loan and lease charge-offs	(91,477)	(70,098)	(45,722)	(5,183)	(212,480)
Recoveries	32,702	22,290	10,231	10,833	76,056
Net loan and lease charge-offs	(58,775)	(47,808)	(35,491)	5,650	(136,424)
Balance at end of period	$604,791	$210,087	$97,613	$12,850	$925,341

Reserve for unfunded lending commitments:
Balance at beginning of period	$77,232	$23,572	$1,618	$—	$102,422
Provision charged (credited) to earnings	(6,137)	9,832	(267)	—	3,428
Balance at end of period	$71,095	$33,404	$1,351	$—	$105,850

Total allowance for credit losses at end of period:
Allowance for loan losses	$604,791	$210,087	$97,613	$12,850	$925,341
Reserve for unfunded lending commitments	71,095	33,404	1,351	—	105,850
Total allowance for credit losses	$675,886	$243,491	$98,964	$12,850	$1,031,191

	Three Months Ended September 30, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$667,646	$392,852	$149,773	$27,462	$1,237,733
Additions:
Provision for loan losses	47,764	(49,770)	15,618	941	14,553
Adjustment for FDIC-supported loans	—	—	—	(1,520)	(1,520)
Deductions:
Gross loan and lease charge-offs	(63,047)	(44,658)	(18,475)	(2,966)	(129,146)
Recoveries	8,788	13,285	3,185	2,025	27,283
Net loan and lease charge-offs	(54,259)	(31,373)	(15,290)	(941)	(101,863)
Balance at end of period	$661,151	$311,709	$150,101	$25,942	$1,148,903

Reserve for unfunded lending commitments:
Balance at beginning of period	$75,082	$23,852	$1,330	$—	$100,264
Provision charged (credited) to earnings	1,549	(3,278)	(473)	—	(2,202)
Balance at end of period	$76,631	$20,574	$857	$—	$98,062

Total allowance for credit losses at end of period:
Allowance for loan losses	$661,151	$311,709	$150,101	$25,942	$1,148,903
Reserve for unfunded lending commitments	76,631	20,574	857	—	98,062
Total allowance for credit losses	$737,782	$332,283	$150,958	$25,942	$1,246,965

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$761,107	$487,235	$154,326	$37,673	$1,440,341
Additions:
Provision for loan losses	37,864	(21,475)	53,564	5,930	75,883
Adjustment for FDIC-supported loans	—	—	—	(6,196)	(6,196)
Deductions:
Gross loan and lease charge-offs	(172,103)	(182,849)	(68,407)	(16,199)	(439,558)
Recoveries	34,283	28,798	10,618	4,734	78,433
Net loan and lease charge-offs	(137,820)	(154,051)	(57,789)	(11,465)	(361,125)
Balance at end of period	$661,151	$311,709	$150,101	$25,942	$1,148,903

Reserve for unfunded lending commitments:
Balance at beginning of period	$83,352	$26,373	$1,983	$—	$111,708
Provision charged (credited) to earnings	(6,721)	(5,799)	(1,126)	—	(13,646)
Balance at end of period	$76,631	$20,574	$857	$—	$98,062

Total allowance for credit losses at end of period:
Allowance for loan losses	$661,151	$311,709	$150,101	$25,942	$1,148,903
Reserve for unfunded lending commitments	76,631	20,574	857	—	98,062
Total allowance for credit losses	$737,782	$332,283	$150,958	$25,942	$1,246,965
1 The Purchased Loans section following contains further discussion related to FDIC-supported loans.

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	September 30, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$36,278	$30,579	$15,036	$—	$81,893
Collectively evaluated for impairment	568,513	179,508	82,577	10,069	840,667
Purchased loans with evidence of credit deterioration	—	—	—	2,781	2,781
Total	$604,791	$210,087	$97,613	$12,850	$925,341

Outstanding loan balances:
Individually evaluated for impairment	$344,411	$495,569	$97,589	$1,581	$939,150
Collectively evaluated for impairment	18,947,322	9,600,163	7,097,199	494,513	36,139,197
Purchased loans with evidence of credit deterioration	—	—	—	92,472	92,472
Total	$19,291,733	$10,095,732	$7,194,788	$588,566	$37,170,819

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$11,456	$20,971	$8,995	$623	$42,045
Collectively evaluated for impairment	616,369	254,575	114,120	16,830	1,001,894
Purchased loans with evidence of credit deterioration	—	—	—	6,019	6,019
Total	$627,825	$275,546	$123,115	$23,472	$1,049,958

Outstanding loan balances:
Individually evaluated for impairment	$349,662	$668,022	$113,798	$2,701	$1,134,183
Collectively evaluated for impairment	18,964,702	9,480,321	6,817,277	637,962	35,900,262
Purchased loans with evidence of credit deterioration	—	—	—	110,207	110,207
Total	$19,314,364	$10,148,343	$6,931,075	$750,870	$37,144,652
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonaccrual loans are summarized as follows:

(In thousands)	September 30, 2012	December 31, 2011
Loans held for sale	$29	$18,216
Commercial:
Commercial and industrial	$103,206	$126,468
Leasing	1,393	1,546
Owner occupied	223,419	239,203
Municipal	5,897	—
Total commercial	333,915	367,217
Commercial real estate:
Construction and land development	124,855	219,837
Term	155,141	156,165
Total commercial real estate	279,996	376,002
Consumer:
Home equity credit line	11,867	18,376
1-4 family residential	65,736	90,857
Construction and other consumer real estate	6,110	12,096
Bankcard and other revolving plans	871	346
Other	1,428	2,498
Total consumer loans	86,012	124,173
FDIC-supported loans	19,454	24,267
Total	$719,377	$891,659

Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2012
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]
Loans held for sale	$220,211	$29	$—	$29	$220,240	$—	$—
Commercial:
Commercial and industrial	$10,635,534	$47,041	$65,691	$112,732	$10,748,266	$6,286	$37,630
Leasing	402,741	878	1,393	2,271	405,012	—	—
Owner occupied	7,523,411	56,027	89,780	145,807	7,669,218	1,370	112,781
Municipal	469,237	—	—	—	469,237	—	5,897
Total commercial	19,030,923	103,946	156,864	260,810	19,291,733	7,656	156,308
Commercial real estate:
Construction and land development	1,874,942	16,242	65,002	81,244	1,956,186	1,378	61,089
Term	8,017,163	43,133	79,250	122,383	8,139,546	3,786	63,428
Total commercial real estate	9,892,105	59,375	144,252	203,627	10,095,732	5,164	124,517
Consumer:
Home equity credit line	2,165,086	6,430	3,822	10,252	2,175,338	—	5,558
1-4 family residential	4,121,285	19,792	39,925	59,717	4,181,002	362	21,451
Construction and other consumer real estate	314,251	2,615	3,221	5,836	320,087	292	2,789
Bankcard and other revolving plans	290,295	3,360	1,172	4,532	294,827	1,027	227
Other	221,366	983	1,185	2,168	223,534	7	178
Total consumer loans	7,112,283	33,180	49,325	82,505	7,194,788	1,688	30,203
FDIC-supported loans	501,245	15,983	71,338	87,321	588,566	60,913	8,508
Total	$36,536,556	$212,484	$421,779	$634,263	$37,170,819	$75,421	$319,536

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]
Loans held for sale	$183,344	$—	$18,246	$18,246	$201,590	$30	$—

Commercial:
Commercial and industrial	$10,198,434	$62,153	$74,271	$136,424	$10,334,858	$4,966	$47,939
Leasing	377,914	1,634	161	1,795	379,709	—	1,319
Owner occupied	7,953,280	93,763	111,513	205,276	8,158,556	3,230	85,495
Municipal	441,241	—	—	—	441,241	—	—
Total commercial	18,970,869	157,550	185,945	343,495	19,314,364	8,196	134,753

Commercial real estate:
Construction and land development	2,137,544	21,562	105,803	127,365	2,264,909	2,471	107,991
Term	7,770,268	51,592	61,574	113,166	7,883,434	4,170	88,451
Total commercial real estate	9,907,812	73,154	167,377	240,531	10,148,343	6,641	196,442

Consumer:
Home equity credit line	2,169,190	8,669	9,569	18,238	2,187,428	—	5,542
1-4 family residential	3,846,012	18,985	56,219	75,204	3,921,216	2,833	32,067
Construction and other consumer real estate	294,371	5,008	6,494	11,502	305,873	136	4,773
Bankcard and other revolving plans	287,541	1,984	1,493	3,477	291,018	1,309	122
Other	221,575	1,995	1,970	3,965	225,540	—	372
Total consumer loans	6,818,689	36,641	75,745	112,386	6,931,075	4,278	42,876

FDIC-supported loans	634,113	27,791	88,966	116,757	750,870	74,611	6,812
Total	$36,331,483	$295,136	$518,033	$813,169	$37,144,652	$93,726	$380,883
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

ZIONS BANCORPORATION AND SUBSIDIARIES

We generally assign internal grades to commercial and commercial real estate loans with commitments equal to or greater than $500,000 based on financial/statistical models, individual credit analysis, and loan officer judgment. For these larger loans, we assign one of fourteen probability of default grades (in order of declining credit quality) and one of twelve loss-given-default grades. The first ten of the fourteen probability of default grades indicate a Pass grade. The remaining four grades are: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged-off. We evaluate our credit quality information such as risk grades at least quarterly, or as soon as we identify information that might warrant an upgrade or downgrade. Risk grades are then updated as necessary.
For consumer loans, we generally assign internal risk grades similar to those described previously based on payment performance. These are generally assigned with either a Pass or Substandard grade and are reviewed as we identify information that might warrant an upgrade or downgrade.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2012
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Loans held for sale	$219,632	$—	$579	$29	$220,240	$—
Commercial:
Commercial and industrial	$10,137,286	$282,677	$323,196	$5,107	$10,748,266
Leasing	398,063	589	6,343	17	405,012
Owner occupied	6,932,995	156,653	573,761	5,809	7,669,218
Municipal	459,929	3,411	5,897	—	469,237
Total commercial	17,928,273	443,330	909,197	10,933	19,291,733	$604,791
Commercial real estate:
Construction and land development	1,545,806	137,660	272,210	510	1,956,186
Term	7,479,468	222,114	436,085	1,879	8,139,546
Total commercial real estate	9,025,274	359,774	708,295	2,389	10,095,732	210,087
Consumer:
Home equity credit line	2,133,557	83	41,698	—	2,175,338
1-4 family residential	4,064,901	2,934	113,167	—	4,181,002
Construction and other consumer real estate	309,983	510	9,594	—	320,087
Bankcard and other revolving plans	284,192	2,918	7,717	—	294,827
Other	219,501	—	4,033	—	223,534
Total consumer loans	7,012,134	6,445	176,209	—	7,194,788	97,613
FDIC-supported loans	378,464	24,362	185,740	—	588,566	12,850
Total	$34,344,145	$833,911	$1,979,441	$13,322	$37,170,819	$925,341

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Loans held for sale	$182,626	$—	$18,964	$—	$201,590	$—
Commercial:
Commercial and industrial	$9,612,143	$271,845	$442,139	$8,731	$10,334,858
Leasing	362,711	5,878	11,120	—	379,709
Owner occupied	7,481,207	184,821	486,584	5,944	8,158,556
Municipal	425,807	15,434	—	—	441,241
Total commercial	17,881,868	477,978	939,843	14,675	19,314,364	$627,825
Commercial real estate:
Construction and land development	1,647,741	187,323	426,152	3,693	2,264,909
Term	7,243,678	196,377	437,390	5,989	7,883,434
Total commercial real estate	8,891,419	383,700	863,542	9,682	10,148,343	275,546
Consumer:
Home equity credit line	2,136,190	106	51,089	43	2,187,428
1-4 family residential	3,788,958	5,736	126,277	245	3,921,216
Construction and other consumer real estate	274,712	12,206	16,967	1,988	305,873
Bankcard and other revolving plans	278,767	3,832	8,419	—	291,018
Other	221,114	163	4,256	7	225,540
Total consumer loans	6,699,741	22,043	207,008	2,283	6,931,075	123,115
FDIC-supported loans	499,956	35,877	215,031	6	750,870	23,472
Total	$33,972,984	$919,598	$2,225,424	$26,646	$37,144,652	$1,049,958
Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. If a nonaccrual loan has a balance greater than $1 million or if a loan is a TDR, including TDRs that subsequently default, we evaluate the loan for impairment and estimate a specific reserve for the loan for all portfolio segments under applicable accounting guidance. Smaller nonaccrual loans are pooled for ALLL estimation purposes.
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
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three and nine months ended September 30, 2012 and 2011:

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2012
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$183,935	$30,481	$119,029	$149,510	$20,642
Owner occupied	218,234	80,905	108,099	189,004	15,297
Municipal	5,897	—	5,897	5,897	339
Total commercial	408,066	111,386	233,025	344,411	36,278
Commercial real estate:
Construction and land development	252,760	86,123	121,471	207,594	9,675
Term	349,308	96,016	191,959	287,975	20,904
Total commercial real estate	602,068	182,139	313,430	495,569	30,579
Consumer:
Home equity credit line	1,397	580	155	735	61
1-4 family residential	103,099	20,912	66,813	87,725	14,232
Construction and other consumer real estate	9,343	2,758	4,221	6,979	743
Bankcard and other revolving plans	284	284	—	284	—
Other	2,312	1,866	—	1,866	—
Total consumer loans	116,435	26,400	71,189	97,589	15,036
FDIC-supported loans	193,983	58,899	35,154	94,053	2,781
Total	$1,320,552	$378,824	$652,798	$1,031,622	$84,674

	December 31, 2011
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$212,263	$69,492	$66,438	$135,930	$6,373
Owner occupied	258,173	135,555	78,177	213,732	5,083
Total commercial	470,436	205,047	144,615	349,662	11,456
Commercial real estate:
Construction and land development	405,499	178,113	136,634	314,747	8,925
Term	414,998	187,345	165,930	353,275	12,046
Total commercial real estate	820,497	365,458	302,564	668,022	20,971
Consumer:
Home equity credit line	1,955	384	1,469	1,853	411
1-4 family residential	116,498	58,392	39,960	98,352	7,555
Construction and other consumer real estate	13,340	4,537	6,188	10,725	1,026
Bankcard and other revolving plans	—	—	—	—	—
Other	2,889	2,840	28	2,868	3
Total consumer loans	134,682	66,153	47,645	113,798	8,995
FDIC-supported loans	353,195	47,736	65,188	112,924	6,642
Total	$1,778,810	$684,394	$560,012	$1,244,406	$48,064

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$133,120	$830		$128,930	$2,395
Owner occupied	187,072	558		168,328	1,729
Municipal	3,943	—		1,314	—
Total commercial	324,135	1,388		298,572	4,124
Commercial real estate:
Construction and land development	205,295	1,133		188,064	2,780
Term	288,735	1,723		258,159	5,806
Total commercial real estate	494,030	2,856		446,223	8,586
Consumer:
Home equity credit line	742	3		847	6
1-4 family residential	86,103	431		79,993	1,162
Construction and other consumer real estate	6,764	43		6,641	128
Bankcard and other revolving plans	287	—		128	—
Other	1,972	—		2,320	—
Total consumer loans	95,868	477		89,929	1,296
FDIC-supported loans	94,890	14,055	[1]	102,709	34,202	[1]
Total	$1,008,923	$18,776		$937,433	$48,208

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$176,884	$468		$194,582	$1,608
Leasing	240	—		124	—
Owner occupied	269,455	634		297,808	2,066
Municipal	3,872	—		3,256	—
Total commercial	450,451	1,102		495,770	3,674
Commercial real estate:
Construction and land development	406,510	1,229		480,834	3,803
Term	387,178	2,082		412,378	6,381
Total commercial real estate	793,688	3,311		893,212	10,184
Consumer:
Home equity credit line	1,133	—		1,265	1
1-4 family residential	103,983	353		106,439	977
Construction and other consumer real estate	12,034	29		12,744	51
Bankcard and other revolving plans	—	—		21	—
Other	3,723	—		3,793	—
Total consumer loans	120,873	382		124,262	1,029
FDIC-supported loans	133,911	12,661	[1]	152,241	41,164	[1]
Total	$1,498,923	$17,456		$1,665,485	$56,051
1 The balance of interest income recognized results primarily from accretion of interest income on impaired FDIC-supported loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Modified and Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen the Company’s position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. These modifications are structured on a loan-by-loan basis and, depending on the circumstances, may include extended payment terms, a modified interest rate, forgiveness of principal, or other concessions. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider, are considered TDRs.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following table. This information reflects all TDRs at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2,574	$6,873	$—	$3,547	$20,510	$47,220	$80,724
Owner occupied	2,027	14,853	—	4,052	4,277	11,232	36,441
Total commercial	4,601	21,726	—	7,599	24,787	58,452	117,165
Commercial real estate:
Construction and land development	1,734	26,500	4	58	19,181	40,259	87,736
Term	4,145	1,691	2,974	2,182	58,128	89,901	159,021
Total commercial real estate	5,879	28,191	2,978	2,240	77,309	130,160	246,757
Consumer:
Home equity credit line	194	—	—	—	—	79	273
1-4 family residential	6,133	6,262	1,054	—	3,817	35,956	53,222
Construction and other consumer real estate	151	469	—	—	642	2,376	3,638
Total consumer loans	6,478	6,731	1,054	—	4,459	38,411	57,133
Total accruing	16,958	56,648	4,032	9,839	106,555	227,023	421,055
Nonaccruing
Commercial:
Commercial and industrial	331	4,597	1,827	802	8,273	9,753	25,583
Owner occupied	4,249	4,216	669	10,322	8,780	16,332	44,568
Total commercial	4,580	8,813	2,496	11,124	17,053	26,085	70,151
Commercial real estate:
Construction and land development	13,991	2,426	—	—	17,970	38,836	73,223
Term	3,244	560	—	2,153	11,816	24,320	42,093
Total commercial real estate	17,235	2,986	—	2,153	29,786	63,156	115,316
Consumer:
Home equity credit line	—	—	—	—	—	127	127
1-4 family residential	1,134	668	309	—	1,755	15,020	18,886
Construction and other consumer real estate	9	1,731	—	—	330	255	2,325
Bankcard and other revolving plans	—	284	—	—	—	—	284
Total consumer loans	1,143	2,683	309	—	2,085	15,402	21,622
Total nonaccruing	22,958	14,482	2,805	13,277	48,924	104,643	207,089
Total	$39,916	$71,130	$6,837	$23,116	$155,479	$331,666	$628,144

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2011
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$302	$7,727	$—	$1,955	$27,370	$4,517	$41,871
Owner occupied	1,875	15,224	37	1,008	5,504	20,449	44,097
Total commercial	2,177	22,951	37	2,963	32,874	24,966	85,968
Commercial real estate:
Construction and land development	644	33,284	565	—	28,911	34,862	98,266
Term	2,738	33,885	3,027	23,640	54,031	95,868	213,189
Total commercial real estate	3,382	67,169	3,592	23,640	82,942	130,730	311,455
Consumer:
Home equity credit line	—	—	—	—	32	—	32
1-4 family residential	3,270	1,663	525	—	6,103	34,839	46,400
Construction and other consumer real estate	166	1,444	—	—	635	1,981	4,226
Other	—	28	—	—	—	—	28
Total consumer loans	3,436	3,135	525	—	6,770	36,820	50,686
Total accruing	8,995	93,255	4,154	26,603	122,586	192,516	448,109
Nonaccruing
Commercial:
Commercial and industrial	3,526	6,094	—	1,429	8,384	10,202	29,635
Owner occupied	4,464	1,101	715	6,575	17,070	10,300	40,225
Total commercial	7,990	7,195	715	8,004	25,454	20,502	69,860
Commercial real estate:
Construction and land development	15,088	3,348	19	2,060	7,441	94,502	122,458
Term	3,445	50	—	4,250	4,724	65,316	77,785
Total commercial real estate	18,533	3,398	19	6,310	12,165	159,818	200,243
Consumer:
Home equity credit line	195	—	—	—	253	69	517
1-4 family residential	1,386	85	939	718	1,391	18,476	22,995
Construction and other consumer real estate	18	1,837	—	—	—	355	2,210
Total consumer loans	1,599	1,922	939	718	1,644	18,900	25,722
Total nonaccruing	28,122	12,515	1,673	15,032	39,263	199,220	295,825
Total	$37,117	$105,770	$5,827	$41,635	$161,849	$391,736	$743,934
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.
Unused commitments to extend credit on TDRs amounted to approximately $17 million at September 30, 2012 and $9 million at December 31, 2011.

ZIONS BANCORPORATION AND SUBSIDIARIES

The total recorded investment of all TDRs in which interest rates were modified below market was $210.1 million at September 30, 2012 and $269.9 million at December 31, 2011. These loans are included in the previous table in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In thousands)	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012		Year Ended December 31, 2011
Commercial:
Commercial and industrial	$(134)		$(157)		$(46)
Owner occupied	(309)		(1,012)		(1,650)
Total commercial	(443)		(1,169)		(1,696)
Commercial real estate:
Construction and land development	(273)		(742)		(244)
Term	(1,443)		(4,469)		(7,096)
Total commercial real estate	(1,716)		(5,211)		(7,340)
Consumer:
Home equity credit line	(18)		(51)		—
1-4 family residential	(4,204)		(12,045)		(10,188)
Construction and other consumer real estate	(230)		(445)		(406)
Total consumer loans	(4,452)		(12,541)		(10,594)
Total decrease to interest income	$(6,611)	[1]	$(18,921)	[1]	$(19,630)	[1]
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
As of September 30, 2012, the recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period-end) and are within 12 months or less of being modified as TDRs is as follows:

(In thousands)	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012			Year Ended December 31, 2011
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$107	$107	$—	$1,441	$1,441	$35	$1,700	$1,735
Owner occupied	—	—	—	—	5,405	5,405	—	441	441
Total commercial	—	107	107	—	6,846	6,846	35	2,141	2,176
Commercial real estate:
Construction and land development	—	2,229	2,229	—	2,525	2,525	—	11,667	11,667
Term	—	—	—	—	—	—	—	5,971	5,971
Total commercial real estate	—	2,229	2,229	—	2,525	2,525	—	17,638	17,638
Consumer:
1-4 family residential	—	—	—	—	1,089	1,089	—	2,745	2,745
Total consumer loans	—	—	—	—	1,089	1,089	—	2,745	2,745
Total	$—	$2,336	$2,336	$—	$10,460	$10,460	$35	$22,524	$22,559
Note: Total loans modified as TDRs during the 12 months previous to September 30, 2012 were $164.6 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

Concentrations of Credit Risk
We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. These potential concentrations include, but are not limited to, individual borrowers, groups of borrowers, industries, geographies, collateral types, sponsors, etc. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. Our analysis as of September 30, 2012 concluded that no significant exposure exists from such credit risk concentrations. See Note 6 for a discussion of counterparty risk associated with the Company’s derivative transactions.
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
CB&T and NSB acquired failed banks from the FDIC as receiver and entered into loss sharing agreements with the FDIC for the acquired loans and foreclosed assets. The FDIC assumes 80% of credit losses up to a threshold specified for each acquisition and 95% above the threshold for a period of five years on most of the covered portfolio, although the period is ten years for single family residential loans. The loans acquired from the FDIC are presented separately in the Company’s balance sheet as “FDIC-supported loans” and include both PCI and certain other acquired loans.
During the first quarter of 2011, certain FDIC-supported loans charged off at the time of acquisition were determined to be covered by the FDIC loss sharing agreement. The FDIC remitted $18.9 million to the Company, which was recognized in other noninterest income.
Upon acquisition, in accordance with applicable accounting guidance, the acquired loans were recorded at their fair value without a corresponding ALLL. The acquired foreclosed assets and subsequent real estate foreclosures were included with other real estate owned (“OREO”) in the balance sheet and amounted to $11.8 million at September 30, 2012 and $24.3 million at December 31, 2011.

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	September 30, 2012	December 31, 2011
Commercial	$254,523	$321,515
Commercial real estate	413,269	556,197
Consumer	44,731	57,391
Outstanding balance	$712,523	$935,103

Carrying amount	$529,833	$672,159
ALLL	12,062	21,604
Carrying amount, net	$517,771	$650,555
At the time of acquisition of PCI loans, we determine the loan’s contractually required payments in excess of all cash flows expected to be collected as an amount that should not be accreted (nonaccretable difference). With respect to the

ZIONS BANCORPORATION AND SUBSIDIARIES

cash flows expected to be collected, the portion representing the excess of the loan’s expected cash flows over our initial investment (accretable yield) is accreted into interest income on a level yield basis over the remaining expected life of the loan or pool of loans. The effects of estimated prepayments are considered in estimating the expected cash flows.
Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were approximately $40.1 million at September 30, 2012 and $42.6 million at December 31, 2011.
Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$157,040	$242,199	$184,679	$277,005
Accretion	(25,409)	(30,568)	(69,824)	(93,258)
Reclassification from nonaccretable difference	9,565	(16)	25,112	25,896
Disposals and other	3,550	877	4,779	2,849
Balance at end of period	$144,746	$212,492	$144,746	$212,492
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
During the three and nine months ended September 30, we adjusted the ALLL for acquired loans by recording a (decrease) increase on an adjusted gross basis to the provision for loan losses of $(9.0) million and $(16.3) million in 2012, and $(0.6) million and $(0.3) million in 2011, respectively. These amounts are net of the ALLL reversals due to increases in estimated cash flows which are discussed subsequently. As separately discussed and in accordance with the loss sharing agreements, portions of the increases to the provision are recoverable from the FDIC and comprise part of the FDIC IA. For the three and nine months ended September 30, 2012, these adjustments, before FDIC indemnification, resulted in net recoveries of $1.4 million and $8.1 million, respectively. For the three and nine months ended September 30, 2011 they resulted in net charge-offs of $0.9 million and $11.4 million, respectively.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three and nine months ended September 30, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $8.3 million and $18.9 million in 2012, and $3.5 million and $12.6 million in 2011, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Any related decrease to the FDIC IA is recorded through a charge to other noninterest expense. Changes that increase cash flows have been due primarily to (1) the enhanced economic status of borrowers compared to original evaluations, (2) improvements in the Southern California market where the majority of these loans were originated, and (3) stronger efforts by our credit officers and loan workout professionals to resolve problem loans.
For the three and nine months ended September 30, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $17.6 million and $45.5 million in 2012, and $20.6 million and $61.3 million in 2011, respectively, of additional interest income, and $14.4 million and $35.6 million in 2012, and $15.4 million and $43.5 million in 2011, respectively, of additional other noninterest expense due to the reduction of the FDIC IA.
FDIC Indemnification Asset
In October 2012, the FASB issued ASU 2012-6, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, a consensus of the FASB Emerging Issues Task Force. This new guidance under ASC 805, Business Combinations, provides that a change in measurement of the indemnification asset due to a change in expected cash flows would be accounted for on the same basis as the change in the indemnified loans. Any amortization period for the changes in value would be limited to the lesser of the term of the indemnification agreement and the remaining life of the indemnified loans. The new guidance is effective for interim or annual periods beginning on or after December 15, 2012 and permits early adoption. We do not expect our method of accounting for the FDIC IA to change as a result of this new guidance.

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
Changes in the FDIC IA were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Balance at beginning of period	$117,167	$150,557	$133,810	$195,516
Amounts filed with the FDIC and collected or in process [1]	3,904	1,551	15,106	(11,360)
Net change in asset balance due to reestimation of projected cash flows [2]	(20,165)	(16,809)	(48,010)	(48,857)
Balance at end of period	$100,906	$135,299	$100,906	$135,299

[1]	Beginning in the latter half of 2011, the FDIC changed its reimbursement process to require that submitted expenses must be paid, not just incurred, to qualify for reimbursement.

[2]	Negative amounts result from the accretion of loan balances based on increases in cash flow estimates on the underlying indemnified loans.
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

Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At September 30, 2012, the fair value of our derivative liabilities was $96.4 million, for which we were required to pledge cash collateral of approximately $104.6 million in the normal course of business. If our credit rating were downgraded by one notch at September 30, 2012, the additional amount of collateral we could be required to pledge is $1 million.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information with respect to notional amounts and recorded gross fair values at September 30, 2012 and December 31, 2011, and the related gain (loss) of derivative instruments for the three and nine months ended September 30, 2012 and 2011 is summarized as follows:

	September 30, 2012			December 31, 2011
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$150,000	$2,447	$—	$335,000	$7,341	$—
Total derivatives designated as hedging instruments	150,000	2,447	—	335,000	7,341	—
Derivatives not designated as hedging instruments
Interest rate swaps	98,524	1,260	1,267	145,388	1,952	1,977
Interest rate swaps for customers [2]	2,467,198	84,938	90,074	2,638,601	82,648	87,363
Basis swaps	—	—	—	85,000	3	11
Options contracts	—	—	—	1,700,000	11	—
Total return swap	1,159,686	—	5,048	1,159,686	—	5,422
Total derivatives not designated as hedging instruments	3,725,408	86,198	96,389	5,728,675	84,614	94,773
Total derivatives	$3,875,408	$88,645	$96,389	$6,063,675	$91,955	$94,773

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$84	$2,378	$—		$390	$10,871		$—
	84	2,378	—		390	10,871	[3]	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$771					$2,277
Total derivatives designated as hedging instruments	84	2,378	—	771	390	10,871		—	2,277
Derivatives not designated as hedging instruments
Interest rate swaps			(174)					(302)
Interest rate swaps for customers [2]			1,331					1,917
Basis swaps			—					18
Futures contracts			(2)					(12)
Total return swap			(5,403)					(16,303)
Total derivatives not designated as hedging instruments			(4,248)					(14,682)
Total derivatives	$84	$2,378	$(4,248)	$771	$390	$10,871		$(14,682)	$2,277

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2011				Nine Months Ended September 30, 2011
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$585	$7,471	$—		$2,077	$28,890		$—
Interest rate floors	38	264	—		221	1,950		—
	623	7,735	—		2,298	30,840	[3]	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$747					$2,198
Total derivatives designated as hedging instruments	623	7,735	—	747	2,298	30,840		—	2,198
Derivatives not designated as hedging instruments
Interest rate swaps			181					105
Interest rate swaps for customers [2]			(514)					813
Energy commodity swaps for customers [2]			—					56
Basis swaps			4					153
Futures contracts			2,030					6,808
Options contracts			(519)					(17)
Total return swap			(5,337)					(5,337)
Total derivatives not designated as hedging instruments			(4,155)					2,581
Total derivatives	$623	$7,735	$(4,155)	$747	$2,298	$30,840		$2,581	$2,198
Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).
2 Amounts include both the customer swaps and the offsetting derivative contracts.
3 Amounts for the nine months ended September 30, 2012 and 2011 of $10.9 million and $30.8 million, respectively, are the amounts of reclassification to earnings presented in the tabular changes of AOCI in Note 7.
At September 30, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $5.2 million and $0.1 million in 2012, and $5.4 million and $(0.3) million in 2011, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
Under master netting arrangements, we offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty.
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
Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following September 30, 2012, we estimate that an additional $5 million will be reclassified.
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
The fair value of the TRS derivative liability was $5.0 million at September 30, 2012 and $5.4 million at December 31, 2011.
Both the fair values of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. The period that we are unable to cancel the transaction has shortened to and will remain at one calendar quarter. Accordingly, absent major changes in these projected cash flows, we expect the value of the TRS liability to continue to approximate its September 30, 2012 fair value. We expect to incur subsequent net quarterly costs of approximately $5.4 million under the TRS, including related interest rate swaps and scheduled payments of interest on the underlying CDOs, as long as the TRS remains in place for this CDO portfolio. Our estimated quarterly expense amount would be impacted by, among other things, changes in the composition of the CDO portfolio included in the transaction and changes over time in the forward London Interbank Offered Rate (“LIBOR”) rate curve. The Company’s costs are also subject to adjustment in the event of future changes in regulatory requirements applicable to DB if we do not then elect to terminate the transaction. Termination by the Company for such regulatory changes applicable to DB will result in no payment by the Company.
At September 30, 2012, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

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

ZIONS BANCORPORATION AND SUBSIDIARIES

7.	DEBT AND SHAREHOLDERS’ EQUITY
TARP Redemption
On September 26, 2012, we redeemed the remaining $700 million of the $1.4 billion Series D Fixed-Rate Cumulative Perpetual Preferred Stock issued to the U.S. Department of the Treasury under its Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The first redemption was made on March 28, 2012. The entire redemption was executed following notification from the Federal Reserve Board (“FRB”) on March 13, 2012 that it did not object to the capital actions proposed in our Capital Plan submitted under the FRB’s 2012 Capital Plan Review.
Among other things, our Capital Plan includes the following provisions: (1) completing the entire redemption in 2012 of our TARP preferred stock with the second $700 million redemption meeting specified conditions requiring regulatory approval, including Parent liquidity and other requirements; (2) issuing a total of $600 million in senior debt (see debt issuances and redemption following); (3) redeeming on a timely basis the Company’s $254.9 million variable rate senior medium-term notes (see debt issuances and redemption following); and (4) maintaining for 2012 the current common stock dividend of $0.01 per share per quarter. See also preferred stock issuance and redemption following.
The TARP redemption accelerated the amortization to preferred stock dividends of approximately $33.5 million of unamortized discount during the nine months ended September 30, 2012. This discount was based on the fair value originally estimated for the common stock warrant associated with the TARP preferred stock issuance.
Debt Issuances and Redemption
On March 27, 2012, we issued $300 million of 4.5% senior unsecured medium-term notes at a price of 94.25%. On May 1, 2012, we issued an additional $100 million at a price of 100.249%, bringing the total to $400 million of the 4.5% notes that are due March 27, 2017. On June 20, 2012, we issued $158.45 million of 4.0% senior notes due June 20, 2016 at a price of 97.5%. On August 28, 2012, we issued an additional $20 million of these notes at a price of 100.5%, bringing the total to $178.45 million. Net of commissions, fees and discounts, the proceeds to the Company for these debt issuances were $553.4 million.
On the maturity date of June 21, 2012, we redeemed all $254.9 million of variable rate senior medium-term notes that were guaranteed under the FDIC’s Temporary Liquidity Guarantee Program. We have no other notes outstanding under this program.
During the three and nine months ended September 30, 2012, we issued long-term senior medium-term notes of $29 million and $91 million, respectively, and a short-term medium-term note of $5 million during the first quarter of 2012. The short-term note matures March 2013 and has an interest rate of 2.0%. The long-term notes mature February 2014 through September 2015 and have interest rates of 3.4% and 3.5%. During these same periods, we redeemed at maturity $7 million and $74 million of senior medium-term notes.
Subordinated Debt Conversions
During the three and nine months ended September 30, 2012, $5.4 million and $85.4 million of convertible subordinated debt was converted into depositary shares each representing a 1/40th interest in a share of the Company’s preferred stock. These conversions added 84,982 shares of Series C and 370 shares of Series A to the Company’s preferred stock.
For the nine months ended September 30, 2012 in connection with these conversions, the $99.9 million added to preferred stock included the transfer from common stock of $14.5 million of the intrinsic value of the beneficial conversion feature. The amount of this conversion feature was included with common stock at the time of the debt modification. The remaining balance in common stock of this conversion feature was approximately $77.3 million at September 30, 2012. Accelerated discount amortization on the converted debt increased interest expense for the three and nine months ended September 30, 2012 by $2.0 million and $30.4 million, respectively. At September 30, 2012, the balance at par of the convertible subordinated debt was $462.0 million. The five largest investor holdings totaled approximately 40% of this amount. The remaining balance of the convertible debt discount was $161.4 million at September 30, 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Changes in Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) are summarized as follows:

(In thousands)	Net unrealized gains (losses) on investments and retained interests	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total
Nine Months Ended September 30, 2012:
Balance at December 31, 2011	$(546,763)	$9,404	$(54,725)	$(592,084)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains, net of income tax expense of $44,684	72,529			72,529
Reclassification for net losses included in earnings, net of income tax benefit of $4,199	6,428			6,428
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $9,915	(16,006)			(16,006)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $472	724			724
Net unrealized losses, net of reclassification to earnings of $10,871 and income tax benefit of $4,153		(6,329)		(6,329)
Other comprehensive income (loss)	63,675	(6,329)	—	57,346
Balance at September 30, 2012	$(483,088)	$3,075	$(54,725)	$(534,738)

Nine Months Ended September 30, 2011:
Balance at December 31, 2010	$(456,264)	$30,702	$(35,734)	$(461,296)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $55,668	(90,109)			(90,109)
Reclassification for net losses included in earnings, net of income tax benefit of $4,063	6,185			6,185
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $17,058	(26,318)			(26,318)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $77	131			131
Net unrealized losses, net of reclassification to earnings of $30,840 and income tax benefit of $11,115		(17,427)		(17,427)
Other comprehensive loss	(110,111)	(17,427)	—	(127,538)
Balance at September 30, 2011	$(566,375)	$13,275	$(35,734)	$(588,834)

8.	INCOME TAXES
The income tax expense rates for the three and nine months ended September 30, 2012 were essentially the same or lower than the tax rates for the same periods in 2011 because of a decrease in the nondeductible amount of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock.
The balance of net deferred tax assets was approximately $447 million at September 30, 2012 and $509 million at December 31, 2011. We evaluate the net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of September 30, 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

9.	FAIR VALUE
Fair Value Measurement
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
Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data. This category generally includes municipal securities; private equity investments; most CDO securities; and the total return swap.
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

Level 3 Valuation Policies and Procedures
Our valuation policies and procedures for Level 3 securities are under the direction of the Securities Valuation and Securitization Oversight Committee (“SOC”) comprised of senior and executive members of management in our investment, financial and accounting operations. The SOC is chaired by our chief financial officer and reports to the Audit Committee of the Board of Directors. The major function of the SOC is to develop, review, and approve for use on a quarterly basis the key model inputs, critical valuation assumptions and proposed discount rates utilized for the valuation of Level 3 securities. The sources of fair value changes are presented to the SOC and attribution analyses are completed when significant changes occur between quarters. SOC procedures require that back testing of certain significant assumptions be provided quarterly. Observers from Risk Management, Internal Audit and other areas participate in and attend SOC meetings.

The Model Control Committee is responsible for model validation and related policies. This Committee is separate from the SOC and is part of the Corporate Risk Management department. Committee members are drawn from quantitative experts throughout the Company. The Committee conducts model validations, including the trust preferred CDO internal model discussed subsequently, and sets policies and procedures for revalidation timing.

ZIONS BANCORPORATION AND SUBSIDIARIES

Utilization of Third Party Service Providers
We use third party service providers and a licensed internal third party model to estimate fair value for certain of our AFS securities as follows:
For AFS Level 2 securities, we use a third party pricing service to provide pricing, if available, for securities in the following reporting categories: U.S. Treasury, agencies and corporations (except Federal Agricultural Mortgage Corporation (“FAMC”) securities); municipal securities; trust preferred – banks and insurance; and other (including ABS CDOs). At September 30, 2012, the fair value of AFS Level 2 securities for which we obtained pricing from the third party pricing service in these reporting categories amounted to approximately $1.7 billion of the $1.9 billion total of AFS Level 2 securities.
For AFS Level 3 securities, we use other third party service providers to provide pricing, if available, for securities in the following reporting categories: trust preferred – banks and insurance, trust preferred – real estate investment trusts, auction rate, and other (including ABS CDOs). At September 30, 2012, the fair value of AFS Level 3 securities for which we obtained pricing from these third party service providers in these reporting categories amounted to approximately $57 million of the $1.0 billion total of AFS Level 3 securities. In addition, the fair values for approximately $942 million at September 30, 2012 of our AFS Level 3 securities were determined utilizing a licensed internal third party model. See “Trust preferred CDO internal model” discussed subsequently.
Fair values of the remaining AFS Level 2 and Level 3 securities not valued by pricing from third party services or the licensed internal third party model were determined by us using market corroborative data. At September 30, 2012, the Level 2 securities consisted of approximately $117 million of FAMC securities and $6 million of mutual funds and stock, and the Level 3 securities consisted of $16 million of municipal securities and $29 million of ABS CDOs. Estimation of the fair values of the FAMC securities included the use of a standard mortgage pass-through calculator that incorporates discounted cash flows, while the municipal securities included the use of a standard form discounted cash flow model with certain inputs adjusted for market conditions.
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
For AFS Level 3 securities, SOC procedures call for quarterly comparisons of assumptions with other third party service providers, and with our internal models and presentation of information about market trends and trading data. This includes information regarding trading prices, implied discounts, outlier information, valuation assumptions, etc.
Because of the timeliness of our involvement, the ongoing exchange of market information, and our agreement on input assumptions, we do not adjust prices from our third party service providers. The procedures discussed previously help ensure that the fair value information received was determined in accordance with applicable accounting guidance.
Available-for-Sale and Trading
AFS and trading investment securities are fair valued under Level 1 using quoted market prices when available for identical securities. When quoted prices are not available, fair values are determined under Level 2 using quoted prices for similar securities or independent pricing services that incorporate observable market data. The largest portion of AFS securities include certain CDOs backed by trust preferred securities issued by banks and insurance companies and, to a lesser extent, by REITs. These securities are fair valued primarily under Level 3.

U.S. Treasury, Agencies and Corporations
Valuation inputs under Level 2 utilized by the third party service provider are discussed previously.
Municipal Securities
Valuation inputs under Level 2 utilized by the third party service provider are discussed previously. We may also include reported trades and material event notices from the Municipal Securities Rulemaking Board, plus new issue

ZIONS BANCORPORATION AND SUBSIDIARIES

data. Municipal securities under Level 3 are fair valued similar to the auction rate securities.
Trust Preferred Collateralized Debt Obligations
Substantially all of the CDO portfolio is fair valued using an income-based cash flow modeling approach incorporating several methodologies that primarily include internal and third party models.
Trust preferred CDO internal model: A licensed third party cash flow model, which requires the Company to input its own key valuation assumptions, is used to estimate fair values of bank and insurance trust preferred CDOs. We utilize a statistical regression of quarterly regulatory ratios that we have identified as predictive of future bank failures to create a credit-specific probability of default (“PD”) for each bank issuer. The inputs are updated quarterly to include the most recent available financial ratios and the regression formula is updated periodically to utilize those financial ratios that have best predicted bank failures during this credit cycle (“ratio-based approach”). Our ratio-based approach, while generally referencing trailing quarter regulatory data and ratios, seeks to incorporate the most recent available information.
Approximately 30% of the bank issuers are public companies included in a third party proprietary reduced form model. The model generates PDs using equity valuation-related inputs along with other macro and issuer-specific inputs. We use the higher of the PD from the third party proprietary reduced form model and the ratio-based approach.
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
The resulting five-year PDs at September 30, 2012 ranged from 100% for the “worst” deferring banks to 2.18% for the “best” deferring banks. The weighted average assumed loss rate on deferring collateral was 21% at September 30, 2012 and 24% at June 30, 2012. This loss rate is calculated as a percentage of the par amount of deferring collateral within a pool that is expected to default prior to the end of a five-year deferral period. The model includes the expectation that deferrals that do not default will pay their contractually required back interest and return to a current status at the end of five years. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Our September 30, 2012, valuations for bank and insurance tranches utilized a discount rate range of LIBOR + 3.75% for the highest quality/most over-collateralized insurance-only tranches and LIBOR + 40.8% for the lowest credit quality tranche, which included bank collateral, in order to reflect market level assumptions for structured finance securities. For tranches that include bank collateral, the discount rate was at least LIBOR + 4.6% for the highest quality/most over-collateralized tranches. These discount rates are applied to already credit-adjusted cash flows for each tranche.
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
At September 30, 2012, the discount rates utilized for fair value purposes for tranches that include bank collateral were:
1)LIBOR + 4.6% to 10.4% and averaged LIBOR + 5.1% for first priority original AAA-rated bonds;
2)LIBOR + 4.6% to 7.3% and averaged LIBOR + 5.2% for lower priority original AAA-rated bonds;
3)LIBOR + 5.3% to 25.4% and averaged LIBOR + 15.6% for original A-rated bonds; and
4)LIBOR + 13.8% to 40.8% and averaged LIBOR + 31.5% for original BBB-rated bonds.
Accordingly, the wide difference between the effective interest rate used in the determination of the credit component of OTTI and the discount rate on the CDOs used in the determination of fair value results in the unrealized losses. The discount rate used for fair value purposes significantly exceeds the effective interest rate for the CDOs. The differences average approximately 4% for the original AAA-rated CDO tranches, 14% for the original A-rated CDO tranches, and 29% for the original BBB-rated CDO tranches. With the exception of certain of the most senior CDOs, most of the principal payments are not expected prior to the final maturity date, which is generally 2029 or later. High market discount rates and the long maturities of the CDO tranches result in full principal repayment contributing little to CDO tranche fair values.
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
Private equity investments valued under Level 3 on a recurring basis are recorded initially at acquisition cost, which is considered the best indication of fair value unless there have been material subsequent positive or negative developments that justify an adjustment in the fair value estimate. Subsequent adjustments to recorded fair values are based as necessary

ZIONS BANCORPORATION AND SUBSIDIARIES

on current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors. Management who are familiar with the investments, including investment officers, controllers, etc., review quarterly the financial statements and other information for each investment. The Other Equity Investments Committee, consisting of the chief executive officer, the chief financial officer, and the chief investment officer, review periodically for reasonableness the financial information for these investments. This includes the review of audited financial statements which are available for nearly all of the underlying investments.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	September 30, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$3,101	$1,759,720		$1,762,821
Municipal securities		97,324	$16,323	113,647
Asset-backed securities:
Trust preferred – banks and insurance		184	965,104	965,288
Trust preferred – real estate investment trusts			15,407	15,407
Auction rate			7,113	7,113
Other (including ABS CDOs)		5,221	40,154	45,375
Mutual funds and stock	211,725	5,816		217,541
	214,826	1,868,265	1,044,101	3,127,192
Trading account		13,963		13,963
Other noninterest-bearing investments:
Private equity		5,179	128,291	133,470
Other assets:
Derivatives:
Interest rate related and other		4,549		4,549
Interest rate swaps for customers		84,938		84,938
Foreign currency exchange contracts	2,525			2,525
	2,525	89,487		92,012
	$217,351	$1,976,894	$1,172,392	$3,366,637
LIABILITIES
Securities sold, not yet purchased	$21,708			$21,708
Other liabilities:
Derivatives:
Interest rate related and other		1,533		1,533
Interest rate swaps for customers		90,074		90,074
Foreign currency exchange contracts	1,637			1,637
Total return swap			$5,048	5,048
	1,637	91,607	5,048	98,292
Other			128	128
	$23,345	$91,607	$5,176	$120,128

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$3,103	$1,874,010		$1,877,113
Municipal securities		104,787	$17,381	122,168
Asset-backed securities:
Trust preferred – banks and insurance		354	929,356	929,710
Trust preferred – real estate investment trusts			18,645	18,645
Auction rate			70,020	70,020
Other (including ABS CDOs)		6,826	43,546	50,372
Mutual funds and stock	156,829	5,938		162,767
	159,932	1,991,915	1,078,948	3,230,795
Trading account		40,273		40,273
Other noninterest-bearing investments:
Private equity		5,339	128,348	133,687
Other assets:
Derivatives:
Interest rate related and other		9,560		9,560
Interest rate swaps for customers		82,648		82,648
Foreign currency exchange contracts	6,498			6,498
	6,498	92,208		98,706
	$166,430	$2,129,735	$1,207,296	$3,503,461
LIABILITIES
Securities sold, not yet purchased	$13,098	$31,388		$44,486
Other liabilities:
Derivatives:
Interest rate related and other		734		734
Interest rate swaps for customers		87,363		87,363
Foreign currency exchange contracts	6,046			6,046
Total return swap			$5,422	5,422
	6,046	88,097	5,422	99,565
Other			86	86
	$19,144	$119,485	$5,508	$144,137

No transfers of assets and liabilities occurred among Levels 1, 2 or 3 for the three and nine months ended September 30, 2012 and 2011.
Key Model Inputs and Assumptions
Key model unobservable input assumptions used to fair value certain asset-backed securities by class under Level 3 include the following at September 30, 2012:

ZIONS BANCORPORATION AND SUBSIDIARIES

(Dollars in thousands)	Fair value at September 30, 2012		Valuation approach	Constant default rate (“CDR”)	Loss severity	Prepayment rate
Asset-backed securities:
Trust preferred – predominantly banks	$811,713		Income	Pool specific [3]	100%	Pool specific [7]
Trust preferred – predominantly insurance	253,069		Income	Pool specific [4]	100%	4.5% per year
Trust preferred – individual banks	19,058		Market
	1,083,840	[1]
Trust preferred – real estate investment trusts	15,407		Income	Pool specific [5]	60-100%	0% per year
Other (including ABS CDOs)	52,979	[2]	Income	Collateral specific [6]	57-100%	Collateral weighted average life

1 Includes $965.1 million of AFS securities and $118.7 million of HTM securities.
2 Includes $40.2 million of AFS securities and $12.8 million of HTM securities.
3 CDR ranges: yr 1 – 0.30% to 8.53%; yrs 2-5 – 0.47% to 0.72%; yrs 6 to maturity – 0.58% to 0.70%.
4 CDR ranges: yr 1 – 0.30% to 1.34%; yrs 2-5 – 0.47% to 0.48%; yrs 6 to maturity – 0.50% to 0.54%.
5 CDR ranges: yr 1 – 5.1% to 8.4%; yrs 2-3 – 4.3% to 6.2%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.
6 These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.
7 Constant Prepayment Rate (“CPR”) ranges: 3.0% to 20.68% annually until 2016; 2016 to maturity – 3.0% annually.
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
The following presents the percentage of total fair value of predominantly bank trust preferred CDOs by vintage year (origination date) according to original rating:

(Dollars in thousands)
	Fair value at September 30, 2012	Percentage of total fair value according to original rating			Percentage of total fair value by vintage
Vintage year
		AAA	A	BBB
2001	$48,744	4.8%	1.1%	0.1%	6.0%
2002	253,291	29.3	1.9	—	31.2
2003	279,913	25.4	9.2	—	34.6
2004	134,004	8.4	8.1	—	16.5
2005	13,863	1.0	0.7	—	1.7
2006	42,531	2.9	2.1	0.2	5.2
2007	39,367	4.8	—	—	4.8
	$811,713	76.6%	23.1%	0.3%	100.0%
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended September 30, 2012
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities
Balance at June 30, 2012	$16,360	$926,450	$14,431	$7,166	$40,666	$121,488	$(5,337)	$(121)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	18	1,239	61	1	53
Dividends and other investment income						5,382
Equity securities gains, net						12,254
Fixed income securities gains, net	9	3,004			11
Net impairment losses on investment securities		(2,079)
Other noninterest expense								(7)
Other comprehensive income (loss)	136	55,962	915	(4)	2,418
Purchases						5,659
Sales						(3,548)
Redemptions and paydowns	(200)	(19,472)		(50)	(2,994)	(12,944)	289
Balance at September 30, 2012	$16,323	$965,104	$15,407	$7,113	$40,154	$128,291	$(5,048)	$(128)

	Level 3 Instruments
	Nine Months Ended September 30, 2012
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities
Balance at December 31, 2011	$17,381	$929,356	$18,645	$70,020	$43,546	$128,348	$(5,422)	$(86)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	82	6,267	162	3	213
Dividends and other investment income						13,941
Equity securities gains, net						11,629
Fixed income securities gains (losses), net	9	10,780		4,134	(5,762)
Net impairment losses on investment securities		(19,255)
Other noninterest expense								(42)
Other comprehensive income (loss)	(499)	89,695	(3,400)	1,331	8,301
Purchases						13,038
Sales						(18,266)
Redemptions and paydowns	(650)	(51,739)		(68,375)	(6,144)	(20,399)	374
Balance at September 30, 2012	$16,323	$965,104	$15,407	$7,113	$40,154	$128,291	$(5,048)	$(128)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended September 30, 2011
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities
Balance at June 30, 2011	$18,862	$1,097,917	$19,131	$91,104	$45,376	$136,079	$(5,420)	$(442)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	21	1,127		1	66
Dividends and other investment income						1,735
Equity securities losses, net
Fixed income securities gains, net	19	11,771		1,018	10
Net impairment losses on investment securities		(10,647)			(1,919)
Other noninterest expense								384
Other comprehensive income (loss)	(530)	(123,705)	355	(522)	2,832
Purchases						3,127
Sales						(9,331)
Redemptions and paydowns	(200)	(48,836)		(20,950)	(2,170)	(1,410)	150
Balance at September 30, 2011	$18,172	$927,627	$19,486	$70,651	$44,195	$130,200	$(5,270)	$(58)

	Level 3 Instruments
	Nine Months Ended September 30, 2011
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities
Balance at December 31, 2010	$22,289	$1,241,694	$19,165	$109,609	$69,630	$141,690	$(15,925)	$(561)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	211	4,017		10	139
Dividends and other investment income						7,300
Equity securities losses, net						(738)
Fixed income securities gains (losses), net	37	18,834	(3,605)	1,900	(6,918)
Net impairment losses on investment securities		(15,513)	(1,285)		(4,031)
Other noninterest expense								503
Other comprehensive income (loss)	(1,045)	(181,598)	5,749	(583)	9,232
Purchases						15,926
Sales	(895)	(72,881)	(538)	(135)	(19,310)	(16,617)
Redemptions and paydowns	(2,425)	(66,926)		(40,150)	(4,547)	(17,361)	10,655
Balance at September 30, 2011	$18,172	$927,627	$19,486	$70,651	$44,195	$130,200	$(5,270)	$(58)

ZIONS BANCORPORATION AND SUBSIDIARIES

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses):

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011
Dividends and other investment income	$2,125	$2,245	$6,641	$5,495
Fixed income securities gains (losses), net	3,024	12,818	9,161	10,248
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In thousands)	Fair value at September 30, 2012				Fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$19,912	$19,912	$—	$—	$8,308	$8,308
Impaired loans	—	10,570	—	10,570	—	3,615	—	3,615
Other real estate owned	—	52,167	—	52,167	—	55,957	—	55,957
	$—	$62,737	$19,912	$82,649	$—	$59,572	$8,308	$67,880

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
ASSETS
HTM securities adjusted for OTTI	$(657)	$(769)	$(998)	$(769)
Impaired loans	(818)	(371)	(3,859)	(5,844)
Other real estate owned	(5,499)	(19,950)	(14,707)	(46,095)
	$(6,974)	$(21,090)	$(19,564)	$(52,708)
During the three and nine months ended September 30, we recognized net gains of $5.6 million and $11.4 million in 2012, and $2.5 million and $13.4 million in 2011, respectively, from the sale of OREO properties that had a carrying value at the time of sale of approximately $126 million and $217 million during the nine months ended September 30, 2012 and 2011, respectively. Previous to their sale during the three- and nine-month periods, we recognized impairment on these properties of $3.3 million and $7.2 million in 2012, and $6.7 million and $21.4 million in 2011, respectively.

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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	September 30, 2012		December 31, 2011
(In thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
HTM investment securities	$740,738	$655,768	$807,804	$729,974
Loans and leases (including loans held for sale), net of allowance	36,465,718	36,624,062	36,296,284	36,006,619
Financial liabilities:
Time deposits	3,107,815	3,137,538	3,413,550	3,444,189
Foreign deposits	1,398,749	1,398,296	1,575,361	1,574,271
Other short-term borrowings	6,608	6,636	70,273	70,387
Long-term debt (less fair value hedges)	2,318,092	2,652,991	1,943,618	2,225,078
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
The fair value of loans is estimated according to their status as nonimpaired or impaired. For nonimpaired loans, the fair value is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are derived from the methods used to estimate the ALLL for our loan portfolio and are adjusted quarterly as necessary to reflect the most recent loss experience. Impaired loans are already considered to be held at fair value, except those whose fair value is determined by discounting cash flows, as discussed previously. See Impaired Loans in Note 5 for details on the impairment measurement method for impaired loans. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio. Accordingly, our estimates of fair value for loans are categorized as Level 3.
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

10.	GUARANTEES, COMMITMENTS AND CONTINGENCIES
Guarantees
The following are guarantees issued by the Company:

(In thousands)	September 30, 2012	December 31, 2011
Standby letters of credit:
Financial	$856,360	$914,986
Performance	182,216	165,298
	$1,038,576	$1,080,284
The Company’s 2011 Annual Report on Form 10-K contains further information about these letters of credit including their terms and collateral requirements. At September 30, 2012, the Company had recorded approximately $12.0 million as a liability for these guarantees, which consisted of $7.9 million attributable to the reserve for unfunded lending commitments and $4.1 million of deferred commitment fees.
As of September 30, 2012, the Parent has guaranteed approximately $300 million of debt of affiliated trusts issuing trust preferred securities.

Legal Matters
We are subject to litigation in court and arbitral proceedings, as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. At any given time, litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. While most matters relate to individual claims, we are also subject to putative class action claims and similar broader claims. Current putative class actions and similar claims include the following:

•
three complaints relating to allegedly wrongful acts in our processing of overdraft fees on debit card transactions in which the plaintiffs seek monetary awards on the basis of various common law claims,

◦	Barlow, et. al. v. Zions First National Bank and Zions Bancorporation, pending in the United States District Court for the District of Utah,

◦	Sadlier, et. al. v. National Bank of Arizona, pending in the Superior Court for the State of Arizona, County of Maricopa, and

◦	Starr, et. al. v. California Bank & Trust, pending in the Superior Court for the State of California at San Diego;

•
a complaint relating to our banking relationships with customers that allegedly engaged in wrongful telemarketing practices in which the plaintiff seeks a trebled monetary award under the federal RICO Act, Reyes v. Zions First National Bank, et. al., pending in the United States District Court for the Eastern District of Pennsylvania; and

•
a complaint arising from our banking relationships with Frederick Berg and a number of investment funds controlled by him using the “Meridian” brand name, in which the liquidating trustee for the funds seeks an award from us, on the basis of aiding and abetting liability, for monetary damages suffered by victims of a fraud allegedly perpetrated by Berg, In re Consolidated Meridian Funds a/k/a Meridian Investors Trust, Mark Calvert as Liquidating Trustee, et. al. vs. Zions Bancorporation and The Commerce Bank of Washington, N.A., pending in the United States Bankruptcy Court for the Western District of Washington.

Discovery has commenced in each of these matters other than the Meridian Funds litigation, which was filed against us in the third quarter of 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

At any given time, proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; our customers’ involvement in money-laundering, fraud, securities violations and other illicit activities or our policies and practices relating to such customer activities; and our compliance with the broad range of banking, securities and other laws and regulations applicable to us. At any given time, we may be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters. Significant investigations and similar inquiries to which we are currently subject relate to:

•
possible money laundering activities of a customer of one of our banking subsidiaries and the anti-money laundering practices of that bank (conducted by the United States Attorneys Office for the Southern District of New York); and

•
the practices of our subsidiary, Contango Capital Advisors, Inc., relative to certain investment products acquired by Contango clients from sponsors and issuers unaffiliated with us (conducted by the staff of the Salt Lake City office of the SEC).

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

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to estimate such a range only for a limited number of matters. We currently estimate the aggregate range of reasonably possible losses for those matters to be from $0 million to not more than $90 million in excess of amounts accrued. This estimated range of reasonably possible losses is based on information currently available as of September 30, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

Based on our current knowledge, we believe that our current estimated liability for litigation and other legal actions and claims, reflected in our accruals and determined in accordance with applicable accounting guidance, is adequate and that liabilities in excess of the amounts currently accrued, if any, arising from litigation and other legal actions and claims for which an estimate as previously described is possible, will not have a material impact on our financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our financial condition, results of operations, or cash flows for any given reporting period.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

11.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended September 30,						Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Service cost (credit)	$(3)	$22	$—	$—	$9	$8	$22	$73	$—	$—	$27	$24
Interest cost	1,885	1,815	115	140	12	13	5,669	6,068	345	418	35	41
Expected return on plan assets	(2,827)	(2,710)					(8,481)	(9,058)
Amortization of prior service cost (credit)			31	31	(61)	(61)			93	94	(183)	(183)
Amortization of net actuarial (gain) loss	2,198	1,152	(28)	(4)	(22)	(31)	6,889	3,851	(85)	(12)	(65)	(94)
Net periodic benefit cost (credit)	$1,253	$279	$118	$167	$(62)	$(71)	$4,099	$934	$353	$500	$(186)	$(212)

As disclosed in the Company’s 2011 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

12.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of September 30, 2012, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 105 branches in Utah and 26 branches in Idaho. CB&T operates 102 branches in California. Amegy operates 82 branches in Texas. NBA operates 74 branches in Arizona. NSB operates 53 branches in Nevada. Vectra operates 38 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Additionally, each subsidiary bank, except for NSB, NBA and TCBO, operates a foreign branch in the Grand Cayman Islands.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2012 and 2011:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
CONDENSED INCOME STATEMENT
Net interest income	$170.6	$177.6	$118.7	$127.8	$91.0	$99.4	$42.1	$43.0	$30.4	$33.5
Provision for loan losses	17.1	30.5	(2.8)	(1.5)	(18.3)	(13.0)	1.8	7.6	(1.2)	(15.6)
Net interest income after provision for loan losses	153.5	147.1	121.5	129.3	109.3	112.4	40.3	35.4	31.6	49.1
Net impairment losses on investment securities	(0.1)	(0.3)	—	(0.5)	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	—	(7.2)	—	—	—	—	—	—
Other noninterest income	46.5	55.7	18.6	22.1	38.9	37.8	7.5	8.8	8.8	9.8
Noninterest expense	123.5	142.2	85.2	89.3	86.3	74.3	37.3	36.3	31.3	35.4
Income (loss) before income taxes	76.4	60.3	54.9	54.4	61.9	75.9	10.5	7.9	9.1	23.5
Income tax expense (benefit)	27.4	20.5	21.8	21.4	20.8	25.6	3.4	3.1	3.1	8.1
Net income (loss)	$49.0	$39.8	$33.1	$33.0	$41.1	$50.3	$7.1	$4.8	$6.0	$15.4
AVERAGE BALANCE SHEET DATA
Total assets	$17,641	$16,259	$11,000	$10,960	$12,231	$11,362	$4,447	$4,458	$4,085	$4,232
Cash and due from banks	359	361	168	179	259	284	70	65	83	93
Money market investments	2,725	1,071	1,296	1,254	2,446	1,575	482	605	936	961
Total securities	1,331	1,496	362	391	315	420	274	273	774	689
Total loans	12,566	12,686	8,332	8,257	7,981	7,858	3,402	3,277	2,156	2,360
Total deposits	15,140	13,741	9,404	9,336	9,805	8,831	3,766	3,722	3,597	3,595
Shareholder’s equity:
Preferred equity	444	480	184	262	330	488	198	305	180	360
Common equity	1,441	1,351	1,307	1,260	1,689	1,580	379	337	286	252
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,885	1,831	1,491	1,522	2,019	2,068	577	642	466	612
	Vectra		TCBW		Other		Consolidated Company
	2012	2011	2012	2011	2012	2011	2012	2011
CONDENSED INCOME STATEMENT
Net interest income	$27.4	$26.5	$7.1	$7.6	$(43.1)	$(44.8)	$444.2	$470.6
Provision for loan losses	2.2	5.3	(0.7)	1.3	—	—	(1.9)	14.6
Net interest income after provision for loan losses	25.2	21.2	7.8	6.3	(43.1)	(44.8)	446.1	456.0
Net impairment losses on investment securities	—	(0.5)	—	—	(2.6)	(12.0)	(2.7)	(13.3)
Loss on sale of investment securities to Parent	—	—	—	—	—	7.2	—	—
Other noninterest income	7.5	5.7	0.8	0.8	(6.7)	(6.3)	121.9	134.4
Noninterest expense	23.4	23.7	4.9	4.3	3.1	3.5	395.0	409.0
Income (loss) before income taxes	9.3	2.7	3.7	2.8	(55.5)	(59.4)	170.3	168.1
Income tax expense (benefit)	3.2	0.7	1.3	1.0	(20.3)	(21.0)	60.7	59.4
Net income (loss)	$6.1	$2.0	$2.4	$1.8	$(35.2)	$(38.4)	$109.6	$108.7
AVERAGE BALANCE SHEET DATA
Total assets	$2,441	$2,273	$863	$891	$659	$1,139	$53,367	$51,574
Cash and due from banks	54	49	20	18	(13)	(13)	1,000	1,036
Money market investments	47	28	158	142	(100)	(117)	7,990	5,519
Total securities	207	259	115	134	447	1,166	3,825	4,828
Total loans	2,046	1,864	556	583	70	(101)	37,109	36,784
Total deposits	2,085	1,906	722	700	(1,041)	(434)	43,478	41,397
Shareholder’s equity:
Preferred equity	70	70	2	15	357	355	1,765	2,335
Common equity	214	206	80	74	(637)	(426)	4,759	4,634
Noncontrolling interests	—	—	—	—	(3)	(2)	(3)	(2)
Total shareholder’s equity	284	276	82	89	(283)	(73)	6,521	6,967

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2012 and 2011:

(In millions)	Zions Bank		CB&T		Amegy		NBA		NSB
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
CONDENSED INCOME STATEMENT
Net interest income	$514.8	$526.6	$354.4	$384.9	$275.7	$290.7	$125.6	$129.4	$92.6	$101.9
Provision for loan losses	78.0	91.1	(9.5)	3.9	(50.5)	(9.9)	10.8	10.1	(9.5)	(33.0)
Net interest income after provision for loan losses	436.8	435.5	363.9	381.0	326.2	300.6	114.8	119.3	102.1	134.9
Net impairment losses on investment securities	(0.3)	(0.3)	—	(0.5)	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	(9.2)	(20.7)	—	—	—	—	—	—
Other noninterest income	147.4	154.8	55.5	84.3	117.8	111.1	23.0	26.8	25.2	28.5
Noninterest expense	371.0	407.8	250.8	272.7	255.1	238.3	113.2	118.4	100.9	105.7
Income (loss) before income taxes	212.9	182.2	159.4	171.4	188.9	173.4	24.6	27.7	26.4	57.7
Income tax expense (benefit)	75.5	61.7	63.1	67.9	62.9	57.5	8.9	10.9	9.1	20.0
Net income (loss)	$137.4	$120.5	$96.3	$103.5	$126.0	$115.9	$15.7	$16.8	$17.3	$37.7
AVERAGE BALANCE SHEET DATA
Total assets	$17,410	$16,192	$10,905	$10,844	$12,116	$11,273	$4,457	$4,456	$4,127	$4,167
Cash and due from banks	367	379	176	187	293	298	70	65	87	85
Money market investments	2,507	807	1,175	1,065	2,357	1,545	569	611	960	924
Total securities	1,380	1,573	350	399	331	451	276	255	770	646
Total loans	12,501	12,771	8,342	8,296	7,922	7,742	3,321	3,285	2,176	2,397
Total deposits	14,887	13,619	9,246	9,257	9,625	8,748	3,732	3,726	3,597	3,544
Shareholder’s equity:
Preferred equity	468	480	231	262	409	488	259	305	227	360
Common equity	1,419	1,310	1,293	1,225	1,665	1,545	363	331	280	238
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,887	1,790	1,524	1,487	2,074	2,033	622	636	507	598
	Vectra		TCBW		Other		Consolidated Company
	2012	2011	2012	2011	2012	2011	2012	2011
CONDENSED INCOME STATEMENT
Net interest income	$81.7	$78.3	$21.6	$22.8	$(147.9)	$(224.0)	$1,318.5	$1,310.6
Provision for loan losses	4.6	7.2	0.7	6.4	—	0.1	24.6	75.9
Net interest income after provision for loan losses	77.1	71.1	20.9	16.4	(147.9)	(224.1)	1,293.9	1,234.7
Net impairment losses on investment securities	—	(0.5)	—	—	(20.0)	(20.3)	(20.3)	(21.6)
Loss on sale of investment securities to Parent	—	—	—	—	9.2	20.7	—	—
Other noninterest income	18.5	16.5	2.1	2.1	(20.0)	(19.0)	369.5	405.1
Noninterest expense	73.0	74.7	13.9	12.7	11.1	3.3	1,189.0	1,233.6
Income (loss) before income taxes	22.6	12.4	9.1	5.8	(189.8)	(246.0)	454.1	384.6
Income tax expense (benefit)	7.5	3.8	3.1	1.9	(66.5)	(73.0)	163.6	150.7
Net income (loss)	$15.1	$8.6	$6.0	$3.9	$(123.3)	$(173.0)	$290.5	$233.9
AVERAGE BALANCE SHEET DATA
Total assets	$2,395	$2,257	$877	$865	$660	$1,039	$52,947	$51,093
Cash and due from banks	52	51	20	18	(16)	(33)	1,049	1,050
Money market investments	49	67	168	116	(98)	(189)	7,687	4,946
Total securities	217	257	119	138	444	1,191	3,887	4,910
Total loans	1,991	1,813	556	579	68	(119)	36,877	36,764
Total deposits	2,047	1,884	730	680	(932)	(498)	42,932	40,960
Shareholder’s equity:
Preferred equity	70	70	10	15	309	240	1,983	2,220
Common equity	208	204	78	72	(600)	(300)	4,706	4,625
Noncontrolling interests	—	—	—	—	(3)	(1)	(3)	(1)
Total shareholder’s equity	278	274	88	87	(294)	(61)	6,686	6,844

ZIONS BANCORPORATION AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security	IA	Indemnification Asset
ACL	Allowance for Credit Losses	IFRS	International Financial Reporting Standards
AFS	Available-for-Sale	ISDA	International Swap Dealer Association
ALCO	Asset/Liability Committee	LIBOR	London Interbank Offered Rate
ALLL	Allowance for Loan and Lease Losses	Lockhart	Lockhart Funding LLC
Amegy	Amegy Corporation	MVE	Market Value of Equity
AOCI	Accumulated Other Comprehensive Income	NBA	National Bank of Arizona
ARRA	American Recovery and Reinvestment Act	NII	Net Interest Income
ASC	Accounting Standards Codification	NOW	Negotiable Order of Withdrawal
ASU	Accounting Standards Update	NRSRO	Nationally Recognized Statistical Rating Organization
ATM	Automated Teller Machine	NSB	Nevada State Bank
bps	Basis Points	OCC	Office of the Comptroller of the Currency
CB&T	California Bank & Trust	OCI	Other Comprehensive Income
CDO	Collateralized Debt Obligation	OREO	Other Real Estate Owned
CDR	Constant Default Rate	OTC	Over-the-Counter
CLTV	Combined Loan-to-Value Ratio	OTTI	Other-Than-Temporary Impairment
CPP	Capital Purchase Program	Parent	Zions Bancorporation
CPR	Constant Prepayment Rate	PCI	Purchased Credit-Impaired
CRE	Commercial Real Estate	PD	Probability of Default
DB	Deutsche Bank AG	PIK	Payment in Kind
DBRS	Dominion Bond Rating Service	REIT	Real Estate Investment Trust
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RULC	Reserve for Unfunded Lending Commitments
DTA	Deferred Tax Asset	SBA	Small Business Administration
DTL	Deferred Tax Liability	SBIC	Small Business Investment Company
EESA	Emergency Economic Stabilization Act	SEC	Securities and Exchange Commission
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	TARP	Troubled Asset Relief Program
FASB	Financial Accounting Standards Board	TCBO	The Commerce Bank of Oregon
FDIC	Federal Deposit Insurance Corporation	TCBW	The Commerce Bank of Washington
FHLB	Federal Home Loan Bank	TDR	Troubled Debt Restructuring
FICO	Fair Isaac Corporation	TRS	Total Return Swap
FRB	Federal Reserve Board	Vectra	Vectra Bank Colorado
GAAP	Generally Accepted Accounting Principles	Zions Bank	Zions First National Bank
HECL	Home Equity Credit Line	ZMSC	Zions Management Services Company
HTM	Held-to-Maturity

ZIONS BANCORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2011 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The Company reported net earnings applicable to common shareholders of $62.3 million, or $0.34 per diluted share for the third quarter of 2012, compared to net earnings applicable to common shareholders of $65.2 million, or $0.35 per diluted share for the same prior year period. The following changes had a favorable impact on net earnings:

•	$20.4 million decrease in other real estate expense;

•	$16.4 million decrease in the provision for loan losses;

•	$13.0 million reduction in total interest expense;

•	$10.6 million decline in net impairment losses on investment securities; and

•	$4.5 million increase in loan sales and servicing income.

The impact of these items was partially offset by the following:

•	$39.4 million decrease in total interest income;

•	$10.0 million decline in fixed income securities gains, net;

•	$6.7 million reduction in other service charges, commissions, and fees; and

•	$4.5 million increase in the provision for unfunded lending commitments.

Net earnings applicable to common shareholders for the first nine months of 2012 were $143.0 million, or $0.77 per diluted share, compared to net earnings applicable to common shareholders of $109.0 million, or $0.59 per diluted share in the corresponding prior year period. The improved result reflects the following:

•	$116.3 million decrease in total interest expense;

•	$51.3 million decrease in the provision for loan losses;

•	$48.2 million decrease in other real estate expense;

•	$19.3 million reduction in FDIC premiums; and

•	$10.9 million decline in other noninterest expense.

The impact of these items was partially offset by the following:

•	$108.5 million decrease in total interest income;

•	$22.4 million increase in preferred stock dividends;

•	$19.5 million decrease in other service charges, commissions and fees;

•	$17.1 million increase in the provision for unfunded lending commitments; and

•	$16.7 million increase in fair value and nonhedge derivative loss.

During 2009, the Company executed a subordinated debt modification and exchange transaction. The original discount on the convertible subordinated debt was $679 million and the remaining discount at September 30, 2012 was $161 million. It included the following components:

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

ZIONS BANCORPORATION AND SUBSIDIARIES

expensing any unamortized discount associated with the converted debt (referred to herein as “accelerated discount amortization”).

Excluding the impact of these noncash expenses, income before income taxes and subordinated debt conversions for the third quarter of 2012 was $183 million compared to $186 million for the third quarter of 2011.

	Three Months Ended
(In millions)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Income before income taxes (GAAP)	$170	$143	$141	$136	$168
Convertible subordinated debt discount amortization	11	10	12	11	11
Accelerated convertible subordinated debt discount amortization	2	16	12	6	7
Income before income taxes and subordinated debt conversions (non-GAAP)	$183	$169	$165	$153	$186
The impact of the conversion of subordinated debt into preferred stock is further discussed in the “Capital Management” section.
Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of the Company’s revenue. For the third quarter of 2012, taxable-equivalent net interest income was $448.6 million, compared to $436.6 million for the second quarter of 2012, and $475.6 million in the third quarter of 2011. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

The net interest margin was 3.63% and 3.62% for the third and second quarters of 2012, respectively, and 3.99% for the third quarter of 2011. The increased net interest margin for the third quarter of 2012 compared to the second quarter of 2012 resulted primarily from:

•	decreases in the amount of amortization and accelerated amortization on convertible subordinated debt, see “Capital Management” for further discussion;

•	lower cost of funding due to continued favorable change in the mix of funding sources and rates; and

•	lower balances of investment securities, and lower rates earned on investment securities and loans, partially offsetting the positive impact of the above items.

The decreased net interest margin for the third quarter of 2012 compared to the same prior year period was impacted by:

•	lower yields on loans;

•	lower rates paid on interest-bearing deposits; and

•	increased balances of and slightly higher interest rates earned on money market investments.
Even though the Company’s average loan portfolio, excluding FDIC-supported loans, was $531 million higher in the third quarter of 2012 than in the same prior year period, the average interest rate earned on those assets declined by 45 basis points to 4.94% in the third quarter of 2012 from 5.39% in the corresponding prior year period. The two factors that primarily caused this decrease are (1) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (2) maturing loans, many of which had rate floors, being replaced with new loans at lower original coupons and/or lower floors compared to the rates at which loans were originated when spreads were higher.

Average noninterest-bearing deposits increased by $2.0 billion to comprise 35.9% of average total liabilities for the third quarter of 2012, compared to 33.2% in the same prior year period. Average interest-bearing deposits were $59.5 million higher for the third quarter of 2012 compared to the third quarter of 2011. The average interest rate paid was 18 basis points lower than in the third quarter of 2011, resulting in decreased interest expense.

ZIONS BANCORPORATION AND SUBSIDIARIES

In the third quarter of 2012, average money market investments increased by $2,471 million and the average interest rate earned increased by two basis points compared to the corresponding prior year period.

The net interest margin was 3.66% and 3.79% for the first nine months of 2012 and 2011, respectively. The fluctuation was mostly affected by a 45 bps decline in the average rate earned on the loan portfolio, partially offset by a $73.6 million, or 29.7%, reduction in interest expense on long-term debt.

See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and associated risk.

The Company believes that in addition to the net interest margin, its “core net interest margin” is also an important measure of operating performance. We calculate the core net interest margin by excluding the impact of discount amortization on convertible subordinated debt, accelerated discount amortization on convertible subordinated debt, and additional accretion of interest income on acquired loans from the net interest margin. The core net interest margin was 3.60% for the third quarter of 2012 and 3.97% for the third quarter of 2011 due to the previously discussed changes in the loan portfolio and funding sources. See “GAAP to non-GAAP Reconciliations” for a reconciliation between the GAAP net interest margin and the non-GAAP core net interest margin.

The spread on average interest-bearing funds was 3.25% and 3.56% for the third quarters of 2012 and 2011, respectively. The spread on average interest-bearing funds for the third quarter of 2012 was affected by the same factors that had an impact on the net interest margin.

The spread on average interest-bearing funds increased by four bps to 3.24% during the first nine months of 2012 compared to the first nine months of 2011. Except for the items discussed below, explanations previously provided for the quarterly changes also apply to the year-to-date fluctuations.

We believe the following factors may positively impact net interest income in the next several quarters: decreased level of nonperforming assets, decreased long-term debt service cost and modest loan growth. However, net loan growth has proven to be difficult to forecast. While pipelines and new commitment originations remain strong, actual drawdowns have lagged and have been largely offset by paydowns and prepayments of existing loans. We also believe the following factors may adversely affect net interest income: competitive loan pricing conditions and declines in the reference index rates for adjustable rate loans. On balance, we expect the trend in net interest income to be stable or slightly lower for several quarters.

The unamortized discount on the convertible subordinated debt was $161 million as of September 30, 2012, or 34.9% of the $462 million of remaining outstanding convertible subordinated notes, and will be amortized to interest expense over the remaining life of the debt using the interest method.

The Company expects to remain somewhat “asset-sensitive” with regard to interest rate risk. The current period of historically low interest rates has lasted for several years. During this time, the Company has maintained an interest rate risk position that is more asset sensitive than it was prior to the economic crisis, and it expects to maintain this more asset sensitive position for a prolonged period. With interest rates at historically low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in ”Interest Rate Risk” on page 80 of the Company’s 2011 Annual Report on Form 10-K, and in this filing in “Interest Rate Risk.”

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$7,990,243	$5,349	0.27%	$5,519,190	$3,482	0.25%
Securities:
Held-to-maturity	758,761	10,138	5.32%	821,510	11,158	5.39%
Available-for-sale	3,052,559	22,507	2.93%	3,951,546	21,977	2.21%
Trading account	13,691	110	3.20%	55,214	462	3.32%
Total securities	3,825,011	32,755	3.41%	4,828,270	33,597	2.76%
Loans held for sale	183,224	1,621	3.52%	118,054	1,215	4.08%
Loans [2]:
Loans and leases	36,494,927	453,098	4.94%	35,964,005	488,472	5.39%
FDIC-supported loans	613,710	26,648	17.27%	819,696	32,615	15.79%
Total loans	37,108,637	479,746	5.14%	36,783,701	521,087	5.62%
Total interest-earning assets	49,107,115	519,471	4.21%	47,249,215	559,381	4.70%
Cash and due from banks	1,000,159			1,036,218
Allowance for loan losses	(962,950)			(1,210,111)
Goodwill	1,015,129			1,015,161
Core deposit and other intangibles	57,345			75,153
Other assets	3,150,014			3,407,914
Total assets	$53,366,812			$51,573,550
LIABILITIES
Interest-bearing deposits:
Savings and NOW	$7,567,020	3,056	0.16%	$6,637,565	4,563	0.27%
Money market	14,458,871	9,447	0.26%	14,838,406	16,174	0.43%
Time	3,162,165	5,484	0.69%	3,630,024	8,287	0.91%
Foreign	1,472,437	1,062	0.29%	1,494,995	2,069	0.55%
Total interest-bearing deposits	26,660,493	19,049	0.28%	26,600,990	31,093	0.46%
Borrowed funds:
Securities sold, not yet purchased	2,062	—	—%	31,077	333	4.25%
Federal funds purchased and security repurchase agreements	453,209	157	0.14%	616,150	183	0.12%
Other short-term borrowings	8,273	36	1.73%	140,252	985	2.79%
Long-term debt	2,297,409	51,597	8.93%	1,893,251	51,207	10.73%
Total borrowed funds	2,760,953	51,790	7.46%	2,680,730	52,708	7.80%
Total interest-bearing liabilities	29,421,446	70,839	0.96%	29,281,720	83,801	1.14%
Noninterest-bearing deposits	16,817,085			14,795,706
Other liabilities	606,973			529,343
Total liabilities	46,845,504			44,606,769
Shareholders’ equity:
Preferred equity	1,765,162			2,334,784
Common equity	4,758,858			4,633,555
Controlling interest shareholders’ equity	6,524,020			6,968,339
Noncontrolling interests	(2,712)			(1,558)
Total shareholders’ equity	6,521,308			6,966,781
Total liabilities and shareholders’ equity	$53,366,812			$51,573,550
Spread on average interest-bearing funds			3.25%			3.56%
Taxable-equivalent net interest income and net yield on interest-earning assets		$448,632	3.63%		$475,580	3.99%
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

 CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$7,687,336	$15,076	0.26%	$4,945,625	$9,524	0.26%
Securities:
Held-to-maturity	785,351	32,476	5.52%	825,384	33,494	5.43%
Available-for-sale	3,076,963	71,814	3.12%	4,029,559	67,805	2.25%
Trading account	24,546	596	3.24%	55,312	1,452	3.51%
Total securities	3,886,860	104,886	3.60%	4,910,255	102,751	2.80%
Loans held for sale	171,853	4,684	3.64%	140,571	4,341	4.13%
Loans [2]:
Loans and leases	36,214,795	1,371,616	5.06%	35,880,936	1,464,170	5.46%
FDIC-supported loans	662,549	74,623	15.04%	883,203	100,082	15.15%
Total loans	36,877,344	1,446,239	5.24%	36,764,139	1,564,252	5.69%
Total interest-earning assets	48,623,393	1,570,885	4.32%	46,760,590	1,680,868	4.81%
Cash and due from banks	1,049,426			1,050,373
Allowance for loan losses	(1,004,693)			(1,317,521)
Goodwill	1,015,129			1,015,161
Core deposit and other intangibles	61,549			80,121
Other assets	3,202,373			3,504,741
Total assets	$52,947,177			$51,093,465
LIABILITIES
Interest-bearing deposits:
Savings and NOW	$7,401,337	9,870	0.18%	$6,530,029	14,120	0.29%
Money market	14,560,821	31,463	0.29%	14,894,182	53,111	0.48%
Time	3,265,070	18,177	0.74%	3,845,579	28,300	0.98%
Foreign	1,457,236	3,775	0.35%	1,475,075	6,303	0.57%
Total interest-bearing deposits	26,684,464	63,285	0.32%	26,744,865	101,834	0.51%
Borrowed funds:
Securities sold, not yet purchased	10,286	220	2.86%	33,703	1,070	4.24%
Federal funds purchased and security repurchase agreements	485,182	472	0.13%	659,726	614	0.12%
Other short-term borrowings	23,264	536	3.08%	160,937	3,780	3.14%
Long-term debt	2,206,597	173,969	10.53%	1,910,182	247,533	17.33%
Total borrowed funds	2,725,329	175,197	8.59%	2,764,548	252,997	12.24%
Total interest-bearing liabilities	29,409,793	238,482	1.08%	29,509,413	354,831	1.61%
Noninterest-bearing deposits	16,247,937			14,214,733
Other liabilities	602,997			525,437
Total liabilities	46,260,727			44,249,583
Shareholders’ equity:
Preferred equity	1,983,054			2,220,418
Common equity	4,705,827			4,624,810
Controlling interest shareholders’ equity	6,688,881			6,845,228
Noncontrolling interests	(2,431)			(1,346)
Total shareholders’ equity	6,686,450			6,843,882
Total liabilities and shareholders’ equity	$52,947,177			$51,093,465
Spread on average interest-bearing funds			3.24%			3.20%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,332,403	3.66%		$1,326,037	3.79%
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

The provision for loan losses for the third quarter of 2012 was $(1.9) million compared to $14.6 million for the same prior year period. For the first nine months of 2012 and 2011, the provision for loan losses was $24.6 million and $75.9 million, respectively. The Company continues to exercise caution with regard to the appropriate level of the allowance for loan losses, given the slow economic recovery. However, during the past 12 months, the Company has experienced a significant improvement in credit quality metrics, including lower levels of criticized and classified loans and lower realized loss rates in most loan segments. At September 30, 2012, classified loans were $1.8 billion, compared to $2.4 billion at September 30, 2011. Additionally, construction and land development loans declined to 5.3% of the loan portfolio at September 30, 2012 compared to 6.7% a year earlier.

Net loan and lease charge-offs declined to $38.6 million in the third quarter of 2012 from $101.9 million in the same prior year period. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

During the third quarter of 2012, the Company recorded a $2.3 million provision for unfunded lending commitments compared to $(2.2) million for the same prior year period. The increased provision is primarily caused by a higher level of unfunded loan commitments. For the first nine months of 2012 and 2011, the provision (credit) for unfunded lending commitments was $3.4 million and $(13.6) million, respectively. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as fluctuations in credit quality.

Although classified and nonperforming loan volumes continue to be elevated when compared to long-term historical levels, most measures of credit quality continued to show improvement in the third quarter and first nine months of 2012. Barring any significant economic downturn, we expect the Company’s credit costs to remain low for the next several quarters. We also anticipate continued low levels of criticized and classified loans of most types, and continued low levels of net charge-offs for the next several quarters, compared to the elevated levels experienced from 2008 through 2011.
Noninterest Income
Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. For the third quarter of 2012, noninterest income was $119.2 million compared to $121.0 million for the same prior year period.

Other service charges, commissions, and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees decreased to $38.6 million in the third quarter of 2012 from $45.3 million in the third quarter of 2011. Most of the decline can be attributed to decreased debit card interchange and ATM fees, partially offset by growth in loan fees.

Loan sales and servicing income increased by $4.5 million for the third quarter of 2012, or 73.5%, from the same prior year period. The increase is primarily due to larger gains earned from loan sales.

The Company recorded a $3.0 million gain from fixed income securities for the third quarter of 2012 while it had recorded a $13.0 million gain in the corresponding prior year period. These gains were the result of partial prepayments,

ZIONS BANCORPORATION AND SUBSIDIARIES

at par, received for CDOs which the Company had previously written down to market value.

The Company recognized net credit-related impairment losses on CDO investment securities of $2.7 million and $13.3 million in the third quarters of 2012 and 2011, respectively. See “Investment Securities Portfolio” for additional information.

Noninterest income was $349.2 million and $383.5 million in the first nine months of 2012 and 2011, respectively. Except for the items discussed below, explanations provided previously for the quarterly changes also apply to the year-to-date fluctuations.

Dividends and other investment income consists of revenue from the Company’s bank-owned life insurance program and revenue from other investments, such as FHLB stock, Federal Reserve Bank stock, and earnings from unconsolidated affiliates including certain alternative venture investments. This income increased by $8.1 million in 2012 from the same prior year period, primarily caused by higher income from investments in private equity funds, and income from bank-owned life insurance.

The Company recorded $17.0 million of fair value and nonhedge derivative loss in the first nine months of 2012, compared to $0.3 million in the first nine months of 2011. The increased loss is primarily attributable to expenses related to the TRS agreement and reduced income from Eurodollar futures contracts in 2012.

The Company recognized $11.9 million of equity securities gains during the first nine months of 2012 compared to $4.6 million in the same prior year period. The gains in 2012 are attributable to increases in the values of venture fund investments.

Other noninterest income was $9.8 million and $27.7 million for the first nine months of 2012 and 2011, respectively. The first quarter of 2011 included an $18.9 million gain related to certain loans which had been purchased from a failed bank in an FDIC-assisted transaction in 2009. The Company had submitted a bid for these loans, all of which were going to be covered by the FDIC loss sharing agreement. However, certain loans were charged off by the failed bank after the bid date but prior to the ownership transfer, and therefore the amount of the applicable loss sharing coverage had to be negotiated at a later date.
Noninterest Expense
Noninterest expense decreased by 3.4% to $395.0 million in the third quarter of 2012 from the third quarter of 2011. During the past 12 months, the Company made significant progress in resolving problem loans and improving the credit quality of its loan portfolio, which resulted in significantly lower other real estate expense and credit-related expense.

Salaries and employee benefits were $220.2 million and $216.9 million for the third quarters of 2012 and 2011, respectively. Most of the increase is due to higher share based compensation and commissions expense.

Other real estate expense decreased to $0.2 million in the third quarter of 2012 from $20.6 million in the same prior year period. The decrease is primarily due to a 41.8% reduction in OREO balances during the last 12 months, which resulted in reduced holding expenses, as well as increased gains on sales of properties and lower write-downs of carrying values during work-out.

Noninterest expense was $44.6 million lower in the first nine months of 2012 compared to the same prior year period. Explanations provided previously for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.

Salaries and employee benefits increased by 1.8% in the first nine months of 2012 compared to the same prior year period. This was mainly caused by an increase in share-based compensation, commissions, retirement expense, and payroll taxes.

ZIONS BANCORPORATION AND SUBSIDIARIES

Credit-related expense decreased by $8.2 million in the first nine months of 2012 compared to the same prior year period. The decrease resulted primarily from lower property taxes, insurance, and legal costs incurred during workout.

FDIC premiums decreased by 37.1% in the first nine months of 2012 compared to the same prior year period. The decrease is mainly caused by the change in the premium assessment formulas prescribed by the FDIC and by the improved credit quality of the Company’s loan portfolio.

Other noninterest expense in the first nine months of 2012 and 2011 was $198.4 million and $209.3 million, respectively. The decline is primarily the result of lower write-downs of the FDIC indemnification asset attributable to loans purchased from the FDIC in 2009. FDIC-supported loans continued to perform better than expected and the FDIC indemnification asset continues to decline in value.

At September 30, 2012, the Company had 10,347 full-time equivalent employees, compared to 10,606 at December 31, 2011, and 10,548 at September 30, 2011.
Income Taxes
The Company’s income tax expense for the third quarter of 2012 was $60.7 million compared to $59.3 million for the same period in 2011. The effective income tax rates, including the effects of noncontrolling interests, for the third quarter of 2012 and 2011 were 35.6% and 35.2%, respectively. The Company’s income tax expense for the first nine months of 2012 was $163.6 million compared to $150.7 million for the same period in 2011. The effective income tax rates, including the effects of noncontrolling interests, for the first nine months of 2012 and 2011 were 36.0% and 39.1%, respectively. The effective tax rate for the first nine months of 2012 was lower than the tax rate for the same period in 2011 as a result of a decrease in the nondeductible amount of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during 2012. As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits was to reduce income tax expense by $0.9 million for 2012 and by $1.8 million for 2011.

The Company had a net deferred tax asset (“DTA”) of $447 million at September 30, 2012, compared to $509 million at December 31, 2011. The decrease in the DTA resulted primarily from loan charge-offs in excess of loan loss provisions, security and derivative fair value adjustments, and the utilization of net operating loss and tax credit carryforward items. The decrease in the deferred tax liability related to premises and equipment and the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock did offset some of the overall decrease in DTA. The Company did not record an additional valuation allowance as of September 30, 2012. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carry back net operating losses to prior tax periods, tax planning strategies that are prudent and feasible and current forecasts of future taxable income, including the reversal of deferred tax liabilities (“DTLs”), which can absorb losses generated in or carried forward to a particular tax year. After evaluating all of the factors and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed. In addition, the Company has pursued strategies which may have the effect of mitigating the future possibility of a DTA valuation allowance.

BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets, while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases. Another one of our goals is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, such as money market investments and securities, while maintaining adequate levels of highly liquid assets. The current period of slow economic growth accompanied by the modest loan demand experienced in recent quarters has made it difficult to consistently achieve these goals.

ZIONS BANCORPORATION AND SUBSIDIARIES

Average interest-earning assets were $48.6 billion for the first nine months of 2012 compared to $46.8 billion for the same period in 2011. Average interest-earning assets as a percentage of total average assets for the first nine months of 2012 was 91.8% compared to 91.5% for the comparable period of 2011.

Average loans, including FDIC-supported loans, were $36.9 billion and $36.8 billion for the first nine months of 2012 and 2011, respectively. Average loans as a percentage of total average assets for the first nine months of 2012 was 69.6% compared to 72.0% in the corresponding prior year period.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, grew by 55.4% to $7.7 billion for the first nine months of 2012 compared to $4.9 billion for the same period of 2011. Average securities decreased by 20.8% for the first nine months of 2012 from the first nine months of 2011. Average total deposits increased by 4.8% while average total loans grew by 0.3% for the first nine months of 2012 when compared to the same prior year period. Increased customer deposits combined with modest loan growth resulted in higher balances of excess cash available for money market investments.
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

We have included selected credit rating information for certain of the investment securities schedules because this information is one indication of the degree of credit risk to which we are exposed, and significant declines in ratings for our investment portfolio could indicate an increased level of risk for the Company. The Dodd-Frank Act required that after July 21, 2011, federal agencies could no longer mandate the use of rating agency ratings. Final regulations and effective dates for this provision were issued in June 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2012			December 31, 2011			September 30, 2011
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity:
Municipal securities	$511	$512	$524	$565	$565	$572	$548	$548	$558
Asset-backed securities:
Trust preferred securities – banks and insurance	262	209	119	263	222	144	263	222	144
Other	23	20	13	24	21	14	25	22	14
	796	741	656	852	808	730	836	792	716
Available-for-sale:
U.S. Treasury securities	4	5	5	4	5	5	706	706	706
U.S. Government agencies and corporations:
Agency securities	113	117	117	153	158	158	154	160	160
Agency guaranteed mortgage-backed securities	444	466	466	535	553	553	565	585	585
Small Business Administration loan-backed securities	1,152	1,175	1,175	1,153	1,161	1,161	1,057	1,055	1,055
Municipal securities	113	114	114	121	122	122	123	125	125
Asset-backed securities:
Trust preferred securities – banks and insurance	1,740	965	965	1,794	930	930	1,814	928	928
Trust preferred securities – real estate investment trusts	40	15	15	40	19	19	40	19	19
Auction rate securities	7	7	7	71	70	70	72	71	71
Other	52	45	45	65	50	50	65	52	52
	3,665	2,909	2,909	3,936	3,068	3,068	4,596	3,701	3,701
Mutual funds and other	217	218	218	163	163	163	269	269	269
	3,882	3,127	3,127	4,099	3,231	3,231	4,865	3,970	3,970
Total	$4,678	$3,868	$3,783	$4,951	$4,039	$3,961	$5,701	$4,762	$4,686

The amortized cost of investment securities on September 30, 2012 decreased by 5.5% and 17.9% from the balances on December 31, 2011, and September 30, 2011, respectively. The decrease from September 30, 2011 to September 30, 2012 was mostly due to sales of U.S. Treasury securities and to sales and redemptions of bank and insurance company trust preferred and agency securities.

As of September 30, 2012, 6.9% of the $3.1 billion fair value of available-for-sale securities portfolio was valued at Level 1, 59.7% was valued at Level 2, and 33.4% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. At December 31, 2011, 5.0% of the $3.2 billion fair value of available-for-sale securities portfolio was valued at Level 1, 61.6% was valued at Level 2, and 33.4% was valued at Level 3. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of available-for-sale investment securities valued at Level 3 was $1,853 million at September 30, 2012 and the fair value of these securities was $1,044 million. The securities valued at Level 3 were comprised of ABS CDOs, auction rate, and municipal securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at September 30, 2012 was $809 million. As of September 30, 2012, we believe that we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 available-for-sale securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

The following schedule presents the Company’s CDOs according to performing tranches without credit impairment and nonperforming tranches. These CDOs are a subset of our asset-backed securities and consist of both HTM and AFS securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2012
					Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value			September 30, 2012	June 30, 2012	Change
Performing CDOs
Predominantly bank CDOs	30	$887	$792	$637	$(155)	5.34%	72%	63%	9%
Insurance-only CDOs	21	450	444	322	(122)	8.51%	72%	73%	(1)%
Other CDOs	7	79	68	62	(6)	7.29%	78%	76%	2%
Total performing CDOs	58	1,416	1,304	1,021	(283)	6.46%	72%	67%	5%
Nonperforming CDOs [3]
Deferring interest, but no credit impairment	3	72	72	19	(53)	13.69%	26%	29%	(3)%
Credit impairment prior to last 12 months	32	593	437	128	(309)	13.44%	22%	23%	(1)%
Credit impairment during last 12 months	23	444	275	63	(212)	14.84%	14%	16%	(2)%
Total nonperforming CDOs	58	1,109	784	210	(574)	14.02%	19%	21%	(2)%
Total CDOs	116	$2,525	$2,088	$1,231	$(857)	9.78%	49%	47%	2%
	December 31, 2011
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	32	$956	$846	$615	$(231)	7.06%	64%
Insurance-only CDOs	21	455	449	359	(90)	5.75%	79%
Other CDOs	7	86	74	65	(9)	6.87%	76%
Total performing CDOs	60	1,497	1,369	1,039	(330)	6.65%	69%
Nonperforming CDOs [3]
Deferring interest, but no credit impairment	3	72	72	17	(55)	15.24%	24%
Credit impairment prior to last 12 months	37	676	498	120	(378)	15.31%	18%
Credit impairment during last 12 months	18	365	217	43	(174)	16.17%	12%
Total nonperforming CDOs	58	1,113	787	180	(607)	15.59%	16%
Total CDOs	118	$2,610	$2,156	$1,219	$(937)	10.46%	47%
 1 Accumulated other comprehensive income, amounts presented are pretax.
2 Margin over related LIBOR index.
3 Defined as either deferring current interest (“PIKing”) or OTTI; the majority are predominantly bank CDOs.

No significant assumption changes were made during the third quarter of 2012 to the internal model used to estimate fair values of CDOs. A pool specific prepayment rate continues to be calculated with reference to both (a) the percentage of each pool’s performing collateral consisting of securities issued by small banks, as well as, (b) the percentage which consists of collateral from large banks with investment grade ratings. Such large banks are assumed to prepay fully by the end of 2015. After 2015, each pool is assumed to prepay at a 3% annual rate.

For the third quarter of 2012, the resulting average annual prepayment rate assumption for pools which include both large and small banks is 7.92% for each year through 2015, followed by an annual prepayment rate assumption of 3% thereafter. For pools without large banks, we assume a 3% annual prepayment rate.

ZIONS BANCORPORATION AND SUBSIDIARIES

For the best performing banks, the floors on the short-term and medium-term probabilities of default remain at 30 bps and 48 bps, respectively. The assumed long-term probabilities of default remain at 65 bps.
During the third quarter of 2012, the portfolio fair value increased in the senior tranches. The increases were driven by collateral credit quality improvements, prepayments, and improving credit spreads.

Valuation Sensitivity of Level 3 Bank and Insurance CDOs
The following schedule sets forth the sensitivity of the current CDO fair values, using the licensed third-party model, to changes in the most significant assumptions utilized in the model.

(Amounts in millions)
		Held-to-maturity			Available-for-sale
Fair value at September 30, 2012		$119			$942
		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				4.4%			20.5%
Projected loss percentage from currently performing collateral
1-year		0.3%		4.7%	0.5%		21.0%
years 2-5		1.6%		6.4%	1.2%		22.3%
years 6-30		10.9%		17.3%	9.2%		31.5%
Discount rate [3]
Weighted average spread over LIBOR		951	bp		1,061	bp
Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.6)			$(3.9)
	50%	(1.2)			(7.8)
	100%	(2.4)			(16.3)
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(7.5)			$(91.1)
	50%	(8.0)			(94.7)
	100%	(9.0)			(102.7)
Increase (decrease) in fair value due to increase in discount rate	+100 bp	$(10.3)			$(63.5)
	+ 200 bp	(19.4)			(119.6)
Increase (decrease) in fair value due to increase in Forward LIBOR Curve	+ 100 bp	$8.7			$41.6
Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$4.0			$27.4
increase in prepayment assumption[6]	+2%	7.9			53.1
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
4 Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30-year losses of 37.0% = 31.5%+50%(0.5%+1.2%+9.2%) and 42.4% = 31.5%+100%(0.5%+1.2%+9.2%), respectively.
5 Prepayment rate for small banks increased to 4% per year for each year through maturity.

[6]	Prepayment rate for small banks increased to 5% per year for each year through maturity.

ZIONS BANCORPORATION AND SUBSIDIARIES

Bank Collateral Deferrals
The Company’s loss and recovery experience as of September 30, 2012 (and our Level 3 modeling assumption) is essentially a 100% loss on defaults on bank collateral CDOs, although we have, to date, received several, generally small, recoveries on defaults. Our experience with deferring bank collateral has been that 50% has defaulted, and approximately 32% remains within the allowable deferral period. Additionally, 63 issuing banks, with collateral aggregating to 18% of all deferrals and 36% of all surviving deferrals, have either come current and resumed interest payments on their trust preferred securities or have announced that they intend to do so at the next payment date. Banks may come current on their trust preferred securities for one or more quarters and then re-defer. This pattern has occurred in five of the 63 banks which had resumed payment after deferring. Further information on the Company’s valuation process is detailed in Note 9 of the Notes to Consolidated Financial Statements.
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
BANK AND INSURANCE TRUST PREFERRED CDO VALUES CURRENTLY RATED BELOW INVESTMENT GRADE –
SORTED BY WHETHER OTTI HAS BEEN TAKEN AND BY ORIGINAL RATINGS
As of September 30, 2012

			Total				Credit loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized loss	Current year	Life-to- date	Life-to- date
Original ratings of securities, no OTTI recognized:
Original AAA	25	36.5%	$823.8	$740.8	$587.5	$(153.3)	$—	$—	$(98.5)
Original A	18	18.9%	426.5	426.6	186.4	(240.2)	—	—	—
Original BBB	5	2.1%	46.5	46.5	20.7	(25.8)	—	—	—
Total Non-OTTI		57.5%	1,296.8	1,213.9	794.6	(419.3)	—	—	(98.5)
Original ratings of securities, OTTI recognized:
Original AAA	1	2.2%	50.0	43.4	18.6	(24.9)	—	(4.8)	(1.9)
Original A	43	37.3%	842.9	601.8	156.9	(444.9)	(19.9)	(243.5)	—
Original BBB	6	3.0%	67.1	24.0	2.2	(21.8)	(0.1)	(42.9)	—
Total OTTI		42.5%	960.0	669.2	177.7	(491.6)	(20.0)	(291.2)	(1.9)
Total noninvestment grade bank and insurance CDOs		100.0%	$2,256.8	$1,883.1	$972.3	$(910.9)	$(20.0)	$(291.2)	$(100.4)

	Average amount of each security held [2]
(In millions)	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)
Original ratings of securities, no OTTI recognized:
Original AAA	$31.7	$28.5	$22.6	$(5.9)
Original A	16.4	16.4	7.2	(9.2)
Original BBB	9.3	9.3	4.1	(5.2)
Original ratings of securities, OTTI recognized:
Original AAA	50.0	43.4	18.6	(24.8)
Original A	16.2	11.6	3.0	(8.6)
Original BBB	11.2	4.0	0.4	(3.6)
 1 Valuation losses relate to securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.
2 The Company may have more than one holding of the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED-BANK AND INSURANCE TRUST PREFERRED CDOs
As of September 30, 2012

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing[1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as a % of performing collateral [4]		Collateral- ization %[5]		Present value of expected cash flows discounted at effective rate as a % of par[6]	Lifetime additional projected loss from performing collateral [7]
Original Ratings of Securities, Non-OTTI:
Original AAA
Best	BB	23	21	2.62%	4.26%	82.84%		637.90%		100%	—
Weighted average				16.72%	11.83%	42.03%		257.69%		100%	10.39%
Worst	CC	17	8	28.71%	23.10%	13.80%		163.86%		100%	13.95%
Original A
Best	B	32	32	—	—	27.94%		309.29%		100%	10.87%
Weighted average				2.87%	6.64%	13.63%		139.51%		100%	12.38%
Worst	C	6	4	11.15%	21.48%	(8.87)%	[8]	74.91%	[9]	100%	13.70%
Original BBB
Best	CCC	32	32	—	—	19.43%		355.80%		100%	11.34%
Weighted average				1.33%	3.89%	10.92%		255.35%		100%	12.57%
Worst	CC	22	19	4.00%	9.26%	2.55%		142.25%		100%	13.70%
Original Ratings of Securities, OTTI:
Original AAA
Single Security	CCC	43	26	16.89%	21.79%	32.41%		250.38%		90%	9.94%
Original A
Best	CC	36	31	0.75%	1.89%	(2.55)%		94.12%		100%	—
Weighted average				12.54%	14.91%	(15.33)%		66.45%		83%	11.27%
Worst	C	3	—	36.18%	30.15%	(58.76)%		3.85%		41%	15.93%
Original BBB
Best	C	40	34	6.28%	6.53%	(5.80)%		58.42%		99%	8.94%
Weighted average				14.94%	19.87%	(30.13)%		(146.43)%		49%	10.68%
Worst	C	34	14	19.03%	27.60%	(58.44)%		(228.96)%		—	13.44%
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

As shown in the table below, 35 of our CDO securities, representing 42.4% of the portfolio’s fair value at September 30, 2012, were upgraded by one or more NRSROs during the first nine months of 2012. These upgrades were attributed to improvements in over-collateralization ratios and deleveraging combined with less severe rating agency assumptions and methodology.
BANK AND INSURANCE TRUST PREFERRED CDOs

	September 30, 2012
(In millions)	No. of securities	Par amount	Amortized cost	Fair value
Year-to-date rating changes [1]
Upgrade	35	$1,013	$926	$447
No change	63	1,236	960	501
Downgrade	6	119	91	106
	104	$2,368	$1,977	$1,054
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

ZIONS BANCORPORATION AND SUBSIDIARIES

expected future cash flow substantiates the return of the full amortized cost as described below. The primary drivers of unrealized losses in these CDOs are further discussed in Note 4 of the Notes to Consolidated Financial Statements. We utilize a present value technique to both identify the OTTI present in the CDO tranches and to estimate fair value.

During the third quarter of 2012, the Company recognized credit-related net impairment losses on CDOs of $2.7 million compared to losses of $13.3 million in the same prior year period. These same amounts for the first nine months of 2012 and 2011 were $20.3 million and $21.6 million, respectively. The OTTI in the third quarter of 2012 was due primarily to the impact of prepayments on the value of junior CDO tranches.
Exposure to State and Local Governments
The Company provides multiple services to state and local governments (referred together as “municipalities”), including deposit services, loans, investment banking services, and by investing in securities issued by the municipalities.

The following table summarizes the Company’s exposure to state and local municipalities:

(In millions)	September 30, 2012	December 31, 2011
Loans and leases	$469	$441
Held-to-maturity – municipal securities	512	565
Available-for-sale – municipal securities	114	122
Available-for-sale – auction rate securities	7	70
Trading account – municipal securities	9	9
Unused commitments to extend credit	67	103
Total direct exposure to municipalities	$1,178	$1,310

Company policy requires that extensions of credit to municipalities be subjected to specific underwriting standards. At September 30, 2012, all but one of the outstanding municipal loans were performing and on accrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 94% of the outstanding credits were originated by Zions Bank, CB&T, Amegy, and Vectra. See Note 5 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans

All municipal securities are reviewed quarterly for OTTI, refer to Note 4 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local governmental entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 93% are rated by major credit rating agencies and were rated investment grade as of September 30, 2012. Municipal securities in the trading account are held for resale to customers. The Company also underwrites municipal bonds and sells most of them to outside customers.
European Exposure
The Company is monitoring global economic conditions and is aware of concerns over the creditworthiness of the governments of Portugal, Ireland, Italy, Greece, and Spain. The Company has not granted loans to and does not own securities issued by these governments, and does not have any material exposure to companies or individuals in those countries.

In the normal course of business, the Company may enter into transactions with subsidiaries of companies and financial institutions headquartered in Portugal, Ireland, Italy, Greece, or Spain. Such transactions may include deposits, loans, letters of credit, and derivatives, as well as foreign currency exchange agreements. As of September 30, 2012, these transactions did not present any material direct or indirect risk exposure to the Company. Among the derivative transactions, the Company has entered into a TRS agreement with Deutsche Bank AG with regard to certain bank and insurance trust preferred CDOs (see Note 6 of the Notes to Consolidated Financial Statements). If Deutsche Bank were unable to perform under the TRS, the agreement would terminate at no cost to Zions. There would be no balance sheet

ZIONS BANCORPORATION AND SUBSIDIARIES

impact from cancellation, and the Company would save approximately $5.4 million in fees quarterly. However, if the TRS were cancelled, the Company would lose the potential future risk mitigation benefits of the TRS, and regulatory risk weighted assets under the Basel I framework would increase by approximately $3.3 billion, which would reduce regulatory risk-based capital ratios by approximately 7%.
Loan Portfolio
The following table sets forth the loan portfolio by type of loan:

	September 30, 2012		December 31, 2011		September 30, 2011
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$10,748	28.9%	$10,335	27.8%	$9,733	26.5%
Leasing	405	1.1%	380	1.0%	366	1.0%
Owner occupied	7,669	20.6%	8,159	22.0%	8,326	22.7%
Municipal	469	1.3%	441	1.2%	440	1.2%
Total commercial	19,291		19,315		18,865
Commercial real estate:
Construction and land development	1,956	5.3%	2,265	6.1%	2,467	6.7%
Term	8,140	21.9%	7,883	21.2%	7,723	21.0%
Total commercial real estate	10,096		10,148		10,190
Consumer:
Home equity credit line	2,175	5.8%	2,187	5.9%	2,161	5.9%
1-4 family residential	4,181	11.2%	3,921	10.6%	3,891	10.6%
Construction and other consumer real estate	320	0.9%	306	0.8%	303	0.8%
Bankcard and other revolving plans	295	0.8%	291	0.8%	278	0.8%
Other	224	0.6%	226	0.6%	236	0.6%
Total consumer	7,195		6,931		6,869
FDIC-supported loans [1]	589	1.6%	751	2.0%	801	2.2%
Total net loans	$37,171	100.0%	$37,145	100.0%	$36,725	100.0%
1 FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.

Most of the loan portfolio growth during the first nine months of 2012 occurred in commercial and industrial, 1-4 family residential, and commercial real estate term loans. The impact of these increases was partially offset by declines in commercial owner occupied, and construction and land development loans.
Other Noninterest-Bearing Investments
The following table sets forth the Company’s other noninterest-bearing investments:

(In millions)	September 30, 2012	December 31, 2011	September 30, 2011
Bank-owned life insurance	$453	$443	$440
Federal Home Loan Bank stock	113	116	118
Federal Reserve stock	132	132	130
SBIC investments	47	39	41
Non-SBIC investment funds and other	116	121	117
Trust preferred securities	14	14	14
	$875	$865	$860

ZIONS BANCORPORATION AND SUBSIDIARIES

Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first nine months of 2012 increased by 4.8% compared to the same prior year period, with average interest-bearing deposits decreasing 0.2% and average noninterest-bearing deposits increasing 14.3%. The decline in interest-bearing deposits resulted from actions taken by the Company to reduce higher cost deposits, such as time deposits.
Core deposits at September 30, 2012, which exclude time deposits larger than $100,000 and brokered deposits, increased by 3.0%, or $1,220 million, from December 31, 2011. The increase was mainly due to increases in noninterest-bearing demand, and savings and NOW deposits, partially offset by decreases in money market, time, and foreign deposits.
Demand, savings and money market deposits comprised 89.7% of total deposits at September 30, 2012, compared with 88.4% and 87.5% as of December 31, 2011 and September 30, 2011, respectively.
During 2011 and 2012, the Company maintained a low level of brokered deposits due to excess liquidity and weak loan demand. At September 30, 2012, total deposits included $41 million of brokered deposits compared to $204 million at December 31, 2011 and $251 million at September 30, 2011.

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
Centralized oversight of credit risk is provided through credit policies, credit administration, and credit examination functions at the Parent. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over, and the independent evaluation of, credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Furthermore, an independent internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to management and to the Risk Oversight Committee of the Board of Directors. New, expanded, or modified products and services, as well as new lines of business, are approved by the corporate New Product Review Committee.

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

Credit risk associated with counterparties to off-balance sheet credit instruments is generally limited to the hedging of interest rate risk through the use of swaps and futures. Our subsidiary banks that engage in this activity have ISDA agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between our subsidiaries and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. Some of the counterparties are domiciled in Europe; however, the Company’s maximum exposure that is not cash collateralized to any single counterparty was not material as of September 30, 2012.

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
The credit quality of the Company’s loan portfolio improved further during the first nine months of 2012. Nonperforming lending-related assets decreased by 21.2% and 34.1% from December 31, 2011 and September 30, 2011, respectively. Gross charge-offs for the first nine months of 2012 declined to $212 million from $439 million for the first nine months of 2011. Net charge-offs decreased to $136 million from $361 million for the same periods.
A more comprehensive discussion of our credit risk management is contained in the Company’s 2011 Annual Report on Form 10-K.
FDIC-Supported Loans
The Company’s loan portfolio includes loans that were acquired from failed banks in 2009: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts. The Company does not expect to meet this maximum threshold and, therefore, its financial exposure to losses from these assets is substantially limited. In addition, the acquired loans have performed better than originally expected. FDIC-supported loans represent 1.6% of the Company’s total loan portfolio at September 30, 2012.
NET LOSSES COVERED BY FDIC LOSS SHARING AGREEMENTS

	Inception through September 30, 2012
(In millions)	Total actual net losses	Threshold
Alliance Bank	$172	$275
Vineyard Bank	211	465
Great Basin Bank	12	40
	$395	$780
Government Agency Guaranteed Loans
The Company participates in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of September 30, 2012, the principal balance of these loans was $597 million, and the guaranteed portion amounted to $444 million. Most of these loans were guaranteed by the Small Business Administration.
Government agency guaranteed loans, excluding FDIC-supported loans, consisted of the following as of September 30, 2012.

(Amounts in millions)	September 30, 2012	Percent guaranteed	December 31, 2011	Percent guaranteed
Commercial	$573	74%	$581	74%
Commercial real estate	21	75%	20	75%
Consumer	3	100%	2	100%
Total loans excluding FDIC-supported loans	$597	74%	$603	74%

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.

(Amounts in millions)	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Real estate, rental and leasing	$2,790	14.5%	$2,755	14.3%
Manufacturing	2,049	10.6%	2,069	10.7%
Mining, quarrying and oil and gas extraction	1,956	10.1%	1,763	9.1%
Retail trade	1,610	8.3%	1,646	8.5%
Wholesale trade	1,442	7.5%	1,600	8.3%
Healthcare and social assistance	1,209	6.3%	1,245	6.4%
Construction	1,039	5.4%	1,083	5.6%
Transportation and warehousing	985	5.1%	949	4.9%
Finance and insurance	935	4.8%	865	4.5%
Professional, scientific and technical services	899	4.7%	953	4.9%
Accommodation and food services	766	4.0%	825	4.3%
Other [1]	3,611	18.7%	3,562	18.5%
Total	$19,291	100.0%	$19,315	100.0%
 1 No other industry group exceeds 5%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following table:
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Washing-ton	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	9/30/2012	$1,136.7	$608.3	$2,206.8	$629.8	$483.8	$969.2	$1,015.7	$246.0	$843.2	$8,139.5	80.6%
% of loan type		14.0%	7.5%	27.1%	7.7%	5.9%	11.9%	12.5%	3.0%	10.4%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2012	0.3%	0.2%	0.4%	0.5%	1.3%	0.7%	0.2%	—	1.4%	0.5%
	12/31/2011	0.6%	0.4%	1.2%	0.5%	0.5%	1.6%	0.5%	—	1.1%	0.9%
≥ 90 days	9/30/2012	0.9%	1.2%	0.5%	1.5%	0.6%	1.8%	0.2%	0.5%	2.2%	1.0%
	12/31/2011	0.9%	0.3%	0.3%	0.4%	—	1.7%	0.6%	—	2.1%	0.8%
Accruing loans past due 90 days or more	9/30/2012	$3.8	$—	$—	$—	$—	$—	$—	$—	$—	$3.8
	12/31/2011	0.4	—	—	—	—	3.2	—	—	0.6	4.2
Nonaccrual loans	9/30/2012	15.8	8.5	17.5	22.1	8.3	23.0	6.3	4.7	48.9	155.1
	12/31/2011	13.7	3.4	26.6	37.3	13.9	23.3	9.1	—	28.9	156.2
Residential construction and land development
Balance outstanding	9/30/2012	$78.6	$40.3	$162.4	$1.9	$43.0	$217.3	$127.3	$0.5	$39.9	$711.2	7.0%
% of loan type		11.1%	5.7%	22.8%	0.3%	6.0%	30.5%	17.9%	0.1%	5.6%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2012	0.9%	6.4%	—	—	0.6%	0.4%	0.3%	—	—	0.7%
	12/31/2011	0.6%	14.1%	—	0.8%	13.8%	0.4%	0.2%	—	—	1.3%
≥ 90 days	9/30/2012	4.4%	—	1.0%	16.1%	2.8%	13.4%	2.0%	—	—	5.4%
	12/31/2011	2.7%	—	3.9%	6.8%	5.3%	11.6%	4.5%	24.1%	—	6.7%
Accruing loans past due 90 days or more	9/30/2012	$—	$—	$—	$—	$0.3	$—	$—	$—	$—	$0.3
	12/31/2011	0.5	—	0.2	—	—	0.1	—	—	—	0.8
Nonaccrual loans	9/30/2012	8.6	—	2.6	0.9	0.9	33.0	5.2	—	—	51.2
	12/31/2011	13.0	—	6.4	5.0	1.9	49.6	15.0	0.2	—	91.1
Commercial construction and land development
Balance outstanding	9/30/2012	$134.9	$37.2	$209.3	$85.1	$92.5	$402.4	$251.1	$24.5	$8.0	$1,245.0	12.4%
% of loan type		10.8%	3.0%	16.8%	6.8%	7.4%	32.3%	20.2%	2.0%	0.7%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2012	0.1%	1.8%	—	—	0.9%	0.6%	2.9%	—	—	0.9%
	12/31/2011	1.6%	—	—	—	4.4%	1.7%	—	—	—	1.2%
≥ 90 days	9/30/2012	1.1%	1.6%	0.1%	—	—	5.8%	0.4%	—	—	2.2%
	12/31/2011	2.1%	—	1.1%	5.6%	5.5%	6.0%	1.7%	—	—	3.6%
Accruing loans past due 90 days or more	9/30/2012	$0.9	$—	$—	$—	$—	$0.2	$—	$—	$—	$1.1
	12/31/2011	—	—	1.6	—	—	0.1	—	—	—	1.7
Nonaccrual loans	9/30/2012	1.2	0.6	0.3	20.5	—	34.0	14.1	2.9	—	73.6
	12/31/2011	5.9	—	—	12.1	9.1	81.4	20.2	—	—	128.7
Total construction and land development	9/30/2012	$213.5	$77.5	$371.7	$87.0	$135.5	$619.7	$378.4	$25.0	$47.9	$1,956.2
Total commercial real estate	9/30/2012	$1,350.2	$685.8	$2,578.5	$716.8	$619.3	$1,588.9	$1,394.1	$271.0	$891.1	$10,095.7	100.0%
1No other geography exceeds $109 million for all three loan types.
2Delinquency rates include nonaccrual loans.

Approximately 35% of the commercial real estate term loans consist of mini-perm loans as of September 30, 2012. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 65% of commercial real estate loans are term loans with initial maturities generally of 15 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include, for example,

ZIONS BANCORPORATION AND SUBSIDIARIES

criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.

Approximately 30% of the commercial construction and land development portfolio at September 30, 2012 consists of acquisition and development loans. Most of these acquisition and development properties are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects we look for substantial pre-leasing (with the exception of multifamily projects) in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20.

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

Interest reserves are generally established as a loan disbursement budget item for real estate construction or development loans. We generally require borrowers to put their equity into the project prior to loan disbursements on these loans. This enables the bank to ensure the availability of equity in the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If, at any time during the life of the credit, the project is determined not to be viable (including the adequacy of the remaining interest reserves), the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed necessary. At September 30, 2012, and September 2011, Zions’ affiliates had 482 and 369 loans with an outstanding balance of $514 million and $388 million where available interest reserves amounted to $65 million and $33 million, respectively. In instances where projects have been determined not to be viable, the interest reserves and other disbursements have been frozen, as appropriate.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company has a portfolio of $360 million of stated income mortgage loans with generally high FICO scores at origination, including “one-time close” loans to finance the construction of homes, which convert into permanent jumbo mortgages. As of September 30, 2012, approximately $26 million of these loans had FICO scores of less than 620. These totals exclude held-for-sale loans. Stated income loans account for approximately $3.6 million, or 27%, of our credit losses in 1-4 family residential first mortgage loans during the first nine months of 2012, and were primarily in Utah and Arizona.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company is engaged in home equity credit line lending. At September 30, 2012, the Company’s HECL portfolio totaled $2.2 billion, including FDIC-supported loans. Approximately $1.1 billion of the portfolio is secured by first deeds of trust, while the remaining $1.1 billion is secured by junior liens. The outstanding balances and commitments by origination year for the junior lien HECLs are presented in the following schedule.

JR. LIEN HECLs – OUTSTANDING BALANCES AND TOTAL COMMITMENTS

(In millions)
	September 30, 2012		December 31, 2011
Year of origination	Outstanding balance	Total commitments	Outstanding balance	Total commitments
2012	$80	$168
2011	100	188	$109	$206
2010	73	133	84	147
2009	70	133	83	149
2008	165	260	184	262
2007	198	307	228	299
2006 and prior	441	945	492	918
Total	$1,127	$2,134	$1,180	$1,981

More than 99% of the Company’s HECL portfolio is still in the draw period, and approximately 54% is scheduled to begin amortizing within the next five years; however, most of them are expected to be renewed for a second 10-year period after a satisfactory review of the borrower’s credit history. Of the total home equity credit line portfolio including FDIC-supported loans, 0.26% was 90 or more days past due at September 30, 2012 as compared to 0.52% and 0.42% at December 31, 2011 and September 30, 2011, respectively. During the first nine months of 2012, the Company modified $0.1 million of home equity credit lines. The annualized credit losses for the HECL portfolio were 79 and 103 basis points for the first nine months of 2012 and 2011, respectively.

As of September 30, 2012, loans representing approximately 16% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (CLTV) ratios above 100%. Estimated CLTV ratios are based on projecting values forward from the most recent valuation of the underlying collateral using home price indices at the metropolitan area level. Generally, a valuation of collateral is performed at origination. For junior lien HECLs, the estimated current balance of prior liens is added to the numerator in the calculation of CLTV. The additional breakouts for the CLTV as of September 30, 2012 and December 31, 2011 are shown in the following schedule.
HECL PORTFOLIO BY COMBINED LOAN-TO-VALUE

	Percentage of HECL portfolio
CLTV	September 30, 2012	December 31, 2011
>100%	16%	17%
90-100%	10%	11%
80-89%	14%	15%
< 80%	60%	57%
	100%	100%

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonperforming Assets
As reflected in the following table, the Company’s nonperforming lending-related assets as a percentage of loans and leases and OREO decreased to 2.23% at September 30, 2012, compared with 2.83% at December 31, 2011 and 3.43% at September 30, 2011.

Total nonaccrual loans, excluding FDIC-supported loans, at September 30, 2012 decreased by $186 million from December 31, 2011. The decrease is primarily due to a $95 million decrease in construction and land development, a $25 million decrease in 1-4 family residential, and a $24 million decrease in commercial and industrial loans. The largest total decreases in nonaccrual loans occurred at Amegy, Vectra, and NBA.

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

The following table sets forth the Company’s nonperforming lending-related assets:

(Amounts in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Nonaccrual loans	$700	$886	$1,039
Other real estate owned	106	129	170
Nonperforming lending-related assets, excluding FDIC-supported assets	806	1,015	1,209
FDIC-supported nonaccrual loans	20	24	29
FDIC-supported other real estate owned	12	24	33
FDIC-supported nonperforming lending-related assets	32	48	62
Total nonperforming lending-related assets	$838	$1,063	$1,271
Ratio of nonperforming lending-related assets to net loans and leases [1] and other real estate owned	2.23%	2.83%	3.43%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$14	$19	$16
FDIC-supported loans past due 90 days or more	61	75	86
Ratio of accruing loans past due 90 days or more to net loans and leases [1]	0.20%	0.25%	0.28%
Nonaccrual loans and accruing loans past due 90 days or more	$795	$1,004	$1,169
Ratio of nonaccrual loans and accruing loans past due 90 days or more to net loans and leases [1]	2.13%	2.69%	3.17%
Accruing loans past due 30 – 89 days, excluding FDIC-supported loans	$144	$184	$174
FDIC-supported loans past due 30 – 89 days	15	25	14
Classified loans, excluding FDIC-supported loans	1,810	2,056	2,362
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

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring,

ZIONS BANCORPORATION AND SUBSIDIARIES

the A note is identified and classified as a TDR. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected on the B notes are accounted for as recoveries. The outstanding balance of loans restructured using the A/B note strategy was approximately $253 million at September 30, 2012.

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

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	September 30, 2012	December 31, 2011	September 30, 2011
Restructured loans – accruing	$421	$448	$430
Restructured loans – nonaccruing	207	296	308
Total	$628	$744	$738

In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). Company policy requires that the removal of TDR status be approved at the same management level that approves the upgrading of a loan’s classification. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

(In millions)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Balance at beginning of period	$621	$744
New identified TDRs and principal increases	77	227
Payments and payoffs	(34)	(178)
Charge-offs	(10)	(23)
No longer reported as TDRs	(1)	(64)
Sales and other	(25)	(78)
Balance at end of period	$628	$628

As of September 30, 2012, TDR balances did not reflect recent changes in regulatory interpretative guidance for banks whose consumer borrowers had not reaffirmed their debt discharged in a Chapter 7 bankruptcy. The guidance states that banks should write down affected loans to their collateral values and reclassify them as TDRs, even if the borrower is current as to principal and interest payments. The Company is working closely with its regulators and expects to adopt this guidance in the fourth quarter of 2012 which, on a one-time basis, may increase the total nonaccruing TDR balance by approximately $30 million and charge-offs by approximately $8 million.
Other Nonperforming Assets
In addition to the lending-related nonperforming assets, the Company had $118 million in carrying value and $515 million in amortized cost of investments in debt securities (primarily bank and insurance company CDOs) that were on nonaccrual status at September 30, 2012, compared to $124 million and $613 million at December 31, 2011 and $121 million and $624 million at September 30, 2011, respectively.
Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table shows the changes in the allowance for loan losses and a summary of loan loss experience:

(Amounts in millions)	Nine Months Ended September 30, 2012	Twelve Months Ended December 31, 2011	Nine Months Ended September 30, 2011
Loans and leases outstanding (net of unearned income)	$37,171	$37,145	$36,725
Average loans and leases outstanding (net of unearned income)	$36,877	$36,798	$36,764
Allowance for loan losses:
Balance at beginning of period	$1,050	$1,440	$1,440
Provision charged against earnings	24	75	76
Adjustment for FDIC-supported loans	(13)	(9)	(6)
Charge-offs:
Commercial	(94)	(241)	(183)
Commercial real estate	(72)	(229)	(186)
Consumer	(46)	(90)	(70)
Total	(212)	(560)	(439)
Recoveries:
Commercial	37	55	39
Commercial real estate	29	35	29
Consumer	10	14	10
Total	76	104	78
Net loan and lease charge-offs	(136)	(456)	(361)
Balance at end of period	$925	$1,050	$1,149

Ratio of annualized net charge-offs to average loans and leases	0.49%	1.24%	1.31%
Ratio of allowance for loan losses to net loans and leases, at period end	2.49%	2.83%	3.13%
Ratio of allowance for loan losses to nonperforming loans, at period end	128.63%	115.40%	107.59%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	116.42%	104.62%	98.24%

The total allowance for loan losses declined during the third quarter and first nine months of 2012 due to the improved credit quality metrics observed in the loan portfolio and somewhat improving economic conditions in some of our markets. The Company decreased the portion of the ALLL related to qualitative and environmental factors to reflect improving credit quality trends and stabilizing economic conditions in certain of our markets.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve increased by $3.4 million and $7.8 million from December 31, 2011 and September 30, 2011 respectively. These increases are primarily due to an increase in unfunded lending commitments. See Note 5 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses.
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

The Company’s Board of Directors is responsible for approving the overall policies relating to the management of the

ZIONS BANCORPORATION AND SUBSIDIARIES

financial risk of the Company, including interest rate and market risk management. The Boards of Directors of the Company’s subsidiary banks are also required to review and approve these policies. In addition, the Board establishes and periodically revises policy limits and reviews limit exceptions reported by management. The Board has established ALCO, consisting of members of management, to which it has delegated the responsibility of managing interest rate and market risk for the Company.
Interest Rate Risk
Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The asset sensitivity of the Company’s balance sheet changed minimally during the third quarter of 2012. Due to the low level of rates and the natural lower bound of zero for market indices, there is minimal sensitivity to falling rates at the current time. Decreasing market index rates by 200 bps, with a lower bound of 0%, decreases interest income by 2% over a one-year period in the income simulation when compared to a scenario of no change in interest rates. However, if the Federal Reserve continues to implement its announced intent to keep interest rates at historically low levels into 2015, given the Company’s asset sensitivity, it expects its net interest margin to be under continuing modest pressure assuming a stable balance sheet. If interest rates remain stable, this pressure may lead to a reduction in net interest income, unless its impact is offset by sufficient loan growth.

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

We monitor interest rate risk through the use of three complementary measurement methods: Market Value of Equity (“MVE”), duration of equity, and income simulation. In the MVE and duration of equity methods, we measure the expected changes in the fair values of equity in response to changes in interest rates. In the income simulation method, we analyze the expected changes in income in response to changes in interest rates.

MVE is calculated as the fair value of all assets, liabilities, and derivative instruments. We report changes in the dollar amount of MVE for parallel shifts in interest rates.

Duration of equity is derived by first calculating the dollar duration of all assets, liabilities and derivative instruments. Dollar duration is determined by calculating the fair value of each instrument assuming interest rates sustain immediate and parallel movements up 10 bps and down 10 bps. This result is multiplied by a factor of 10 to get dollar change per 100 bps rate movement, and the average of these two changes in fair value is the dollar duration. Subtracting the dollar duration of liabilities from the dollar duration of assets and adding the net dollar duration of derivative instruments results in the dollar duration of equity. Duration of equity is computed by dividing the dollar duration of equity by the fair value of equity. A positive value implies that an increase in interest rates decreases the dollar value of equity, whereas a negative value implies that an increase in interest rates increases the dollar value of equity. The Company’s policy is generally to maintain a duration of equity between -3% to +7%. However, exceptions to the policy have been approved by the Company’s Board of Directors. In the current low interest rate environment, the Company is operating with a duration of equity of slightly less than -3% in some planning scenarios. By falling outside the prescribed limits on interest rate risk, we are more asset sensitive than we would ordinarily target. Therefore, if rates were to increase, we would have larger increases in net interest income than if we were within the targeted limits. The risk to income from falling rates is substantially mitigated by the low level of current rates. Due to the asymmetric risk to interest rates (the potential magnitude of a rate increase greatly exceeds the potential magnitude of a rate decline), the Company believes that the interest rate risk is within an acceptable range despite the fact that some duration measures fall outside prescribed limits.

Income simulation is an estimate of the net interest income and total rate sensitive income that would be recognized under different rate environments. Net interest income and total rate sensitive income are measured under several parallel and

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Changes in MVE over a wide range of interest rate moves are used as a complementary measurement to duration. Due to embedded optionality and asymmetric rate risk, changes in MVE can be useful in quantifying risks not apparent for small rate changes. Examples of such risks may include out of the money caps on loans which have little effect for small rate movements but may become important if larger rate shocks were to occur, or substantial prepayment deceleration for low rate mortgages in a higher rate environment.

Each of these measurement methods requires that we assess a number of variables and make various assumptions in managing the Company’s exposure to changes in interest rates. The assessments address loan and security prepayments, early deposit withdrawals, and other embedded options and noncontrollable events. As a result of uncertainty about the maturity and re-pricing characteristics of both deposits and loans, the Company estimates ranges of duration and income simulation under a variety of assumptions and scenarios. The Company’s interest rate risk position changes as the interest rate environment changes and is actively managed to maintain a slightly asset-sensitive position. However, positions at the end of any period may not be reflective of the Company’s position in any subsequent period.

The estimated duration of equity, the MVE, and the income simulation results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings, and money market accounts and also to prepayment assumptions used for loans with prepayment options. Given the uncertainty of these estimates, we view both the duration of equity and the income simulation results as falling within a wide range of possibilities.

As of the dates indicated, the following schedule shows the Company’s estimated duration of equity and percentage change in interest sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain an immediate parallel change of 200 basis points. The Company estimates interest rate risk with two sets of deposit re-pricing scenarios. The first scenario assumes that administered-rate deposits (money market, interest-earning checking, and savings) reprice at a faster speed in response to changes in interest rates. The second scenario assumes that those deposits re-price at a slower speed.

	September 30, 2012		June 30, 2012		December 31, 2011
	Fast	Slow	Fast	Slow	Fast	Slow
Duration of equity [1]:
Base case	-0.7%	-3.9%	-0.8%	-4.4%	-1.0%	-3.8%
Increase interest rates by 200 bps	-1.8	-4.4	-2.8	-5.5	-1.5	-3.5
	Deposit repricing response
	Fast	Slow	Fast	Slow	Fast	Slow
Income simulation – change in interest sensitive income [2]:
Increase interest rates by 200 bps	9.6%	12.1%	9.2%	12.2%	7.4%	10.0%
Decrease interest rates by 200 bps[3]	-1.5	-1.7	-1.5	-1.9	-2.0	-2.3
1 The duration of equity is the modified duration reported in percentages.
2 Interest income and interest sensitive fees.

[3]	In the event that a 200 basis point rate parallel decrease cannot be achieved, the applicable rate changes are limited to lesser amounts such that interest rates cannot be less than zero.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule includes changes in the MVE from -200 bps to +500 bps parallel rate moves for both ‘fast’ and ‘slow’ scenarios.
CHANGES IN MARKET VALUE OF EQUITY As of September 30, 2012

(In millions)
Repricing scenario	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps	+500 bps

Fast	$240	$44	$59	$139	$229	$348	$445
Slow	21	(106)	204	441	665	1,038	1,277
During the third quarter of 2012, the Company experienced little change in its interest rate sensitivity measures. The marginal increase in duration of equity can be primarily attributed to an adjustment in how the model captures balloon payments on a subset of the loan portfolio.
Market Risk – Fixed Income
The Company engages in the underwriting and trading of municipal and corporate securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.
At September 30, 2012, the Company had $14 million of trading assets and $22 million of securities sold, not yet purchased, compared with $40 million and $44 million at December 31, 2011 and $50 million and $30 million at September 30, 2011, respectively.
During the third quarter of 2012, the Company exited the business of trading corporate debt securities in preparation for the expected expanded regulation of the Volcker Rule. We do not expect this to have a material impact on the Company’s future earnings.
The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in OCI for each financial reporting period. During the third quarter of 2012, the after-tax change in OCI attributable to AFS and HTM securities was $42 million compared to $(82) million recorded in the same prior year period. The change attributable to interest rate swaps for the third quarters of 2012 and 2011 was $(1) million and $(4) million, respectively. If any of the AFS or HTM securities become other-than-temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” for additional information on OTTI.
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
Consolidated cash and interest-bearing deposits held as investments at the Parent and its subsidiaries decreased to $6.6 billion at September 30, 2012 from $9.0 billion at June 30, 2012 and $8.2 billion at December 31, 2011. The decrease during the first nine months of 2012 resulted from (1) the redemption of the $1.4 billion Series D Fixed-Rate Cumulative Perpetual Preferred Stock issued to the U.S. Department of the Treasury under its Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), (2) the payment of common and preferred dividends, and (3) the purchase of $1.9 billion of security resell agreements. These decreases were partially offset by an increase in cash due to increased deposits and the issuance of long-term debt (net of repayments).
Parent Company Liquidity
The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders, including the TARP preferred stock until it was redeemed in September 2012. The Parent’s cash needs are usually met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate share of current income taxes, equity contributed through the exercise of stock options, and long-term debt and equity issuances.
Cash and interest-bearing deposits held as investments at the Parent decreased to $583 million at September 30, 2012 from $926 million at June 30, 2012 and $956 million at December 31, 2011. The decrease in cash from December 31, 2011 was primarily a result of the $1.4 billion redemption of the TARP preferred stock, partially offset by dividends received from its subsidiaries and the redemption of subsidiary preferred stock issued to the Parent.
During the first nine months of 2012, the Parent received common dividends totaling $129.1 million and preferred dividends totaling $54.1 million from its subsidiary banks, and common dividends totaling $55.4 million from nonbank subsidiaries. Also, the Parent received cash of $637.1 million from its subsidiary banks as a result of the redemption of preferred stock issued to the Parent. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements. During the first nine months of 2012, all of the Company’s subsidiary banks recorded a profit. We expect that this profitability will be sustained thus permitting additional payments of dividends by the subsidiaries to the Parent, and/or returns of capital to the Parent during the remainder of 2012 and in 2013.
The Company has held the dividend on its common stock to $0.01 per share per quarter to conserve both capital and cash at the Parent.
General financial market and economic conditions impact the Company’s access to and cost of external financing and continued to gradually improve in the first nine months of 2012. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first nine months of 2012. While Moody’s rates the Company’s senior debt as Ba3 or noninvestment grade, Standard & Poor’s, Fitch, and DBRS all rate the Company’s senior debt at a low investment grade level. In addition, all four rating agencies rate the Company’s subordinated debt as noninvestment grade. Subsequent to the quarter ended September 30, 2012, Moody’s announced that its outlook and ratings for the Company’s senior debt and subordinated debt has been placed on review for possible upgrade. On October 24, 2012, DBRS announced that its debt ratings for the Company are unchanged and stable following the Company’s earnings release for the third quarter of 2012. Also, on October 30, 2012, Fitch announced that its ratings for the Company’s senior and subordinated debt are unchanged, but its outlook for the Company improved from stable to positive.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first nine months of 2012, the primary sources of additional cash to the Parent in the capital markets were (1) $578 million issuance of four- to five-year unsecured senior notes; proceeds net of commissions, fees and discounts were $553 million, (2) $96 million issuance of one- to three-year unsecured senior notes and (3) $144 million issuance of Series F 7.9% Fixed-Rate Non-Cumulative Perpetual Preferred Stock. The coupon interest/yield-to-maturity rates for the four- to five-year notes were: $300 million – 4.50%/5.84%, $100 million – 4.50%/4.44%, $158 million – 4.00%/4.69%, and $20 million – 4.00%/3.86%, respectively.
Primary uses of cash in the capital markets during the first nine months of 2012 were (1) $1.4 billion for the redemption of the TARP preferred stock, (2) the redemption of $143 million Series E 11.0% preferred stock, and (3) the repayment of $255 million variable rate senior notes that were guaranteed under the FDIC’s Temporary Liquidity Guarantee Program.
The following table presents the Parent’s balance sheet at September 30, 2012, December 31, 2011, and September 30, 2011.

PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
ASSETS
Cash and due from banks	$2,031	$11	$2,010
Interest-bearing deposits	580,994	956,476	389,972
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $17,119, $13,019 and $7,761)	14,350	20,118	15,163
Available-for-sale, at fair value	393,637	382,880	1,039,863
Loans, net of unearned fees of $0, $0 and $0 and allowance for loan losses of $0, $33 and $25	—	1,495	1,503
Other noninterest-bearing investments	51,120	52,903	49,090
Investments in subsidiaries:
Commercial banks and bank holding company	6,722,096	7,070,620	7,080,508
Other operating companies	42,403	45,043	51,651
Nonoperating – ZMFU II, Inc. [1]	42,795	92,751	92,988
Receivables from subsidiaries:
Other operating companies	5,000	190	6,615
Other assets	246,491	285,971	268,411
	$8,100,917	$8,908,458	$8,997,774
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$75,701	$104,829	$102,140
Commercial paper:
Due to affiliates	22,999	45,995	45,991
Due to others	1,199	3,063	3,164
Other short-term borrowings:
Due to affiliates	—	5	108,870
Due to others	4,951	66,883	118,773
Subordinated debt to affiliated trusts	309,278	309,278	309,278
Long-term debt:
Due to affiliates	—	53	51,912
Due to others	1,765,672	1,393,044	1,336,880
Total liabilities	2,179,800	1,923,150	2,077,008
Shareholders’ equity:
Preferred stock	1,123,377	2,377,560	2,354,523
Common stock	4,162,001	4,163,242	4,160,697
Retained earnings	1,170,477	1,036,590	994,380
Accumulated other comprehensive income (loss)	(534,738)	(592,084)	(588,834)
Total shareholders’ equity	5,921,117	6,985,308	6,920,766
	$8,100,917	$8,908,458	$8,997,774
1 ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first nine months of 2012 and 2011, the Parent’s operating expenses included cash payments for interest of approximately $101 million and $104 million, respectively. Additionally, the Parent paid approximately $109 million and $115 million of dividends on preferred stock and common stock, respectively, for the same periods.
Repayments of short-term borrowings by the Parent exceeded new issuances, which resulted in net cash outflows of $87 million during the first nine months of 2012.
At September 30, 2012, maturities of the Company’s long-term senior and subordinated debt ranged from October 2012 to March 2017.
Subsidiary Bank Liquidity
The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At September 30, 2012, these core deposits, excluding brokered deposits, in aggregate, constituted 96.2% of consolidated deposits, compared with 95.8% of consolidated deposits at June 30, 2012 and 94.9% at September 30, 2011. On a consolidated basis, the Company’s net loan to total deposit ratio is at a historical low of 84.9% as of September 30, 2012, compared to 85.4% as of June 30, 2012 and 88.8% as of September 30, 2011.
Historically, the Company’s subsidiary banks have also obtained brokered deposits to serve as an additional source of liquidity, which is currently not needed. At September 30, 2012, these brokered deposits were $41 million, compared with $127 million at June 30, 2012 and $251 million at September 30, 2011. Brokered deposits are less than 0.1% of total deposits at September 30, 2012.
Total deposits increased by $612 million during the third quarter of 2012 due to an increase of $798 million in noninterest-bearing demand deposits and $179 million in savings and NOW deposits, partly offset by a decrease of $365 million in money market, time, and foreign deposits. For the first nine months of 2012, total deposits increased by $897 million due to an increase of $1,185 million in noninterest-bearing demand deposits and $526 million in savings and NOW deposits, partly offset by a decrease of $814 million in money market, time, and foreign deposits.
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
The FHLB system has, from time to time, been a significant source of funding and back-up liquidity for each of the Company’s subsidiary banks. Zions Bank, TCBW, and TCBO are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. At September 30, 2012, the amount available for additional FHLB and Federal Reserve borrowings was approximately $13.9 billion. Loans with a carrying value of approximately $20.1 billion at September 30, 2012 and $21.1 billion at December 31, 2011 have been made available for pledging at the Federal Reserve and various Federal Home Loan Banks as collateral for current and potential borrowings. At September 30, 2012 the Company had a de minimus amount of long-term borrowings outstanding with the FHLB – approximately $23 million, which decreased slightly from $24 million at December 31, 2011. At September 30, 2012 and December 31, 2011, the subsidiary banks’ total investment in FHLB stock was approximately $113 million and $116 million, respectively.
The Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is taken. For the first nine months of 2012, investment securities’ activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $249 million.
Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the third quarter of 2012 resulted in a net cash outflow of $398 million compared to a net cash outflow of $108 million for the third quarter of 2011. For the first nine months of 2012 lending activity resulted in a net cash outflow of $380 million compared to a net cash outflow of $634 for the first nine months of 2011.

ZIONS BANCORPORATION AND SUBSIDIARIES

A more comprehensive discussion of our liquidity management is contained in the Company’s 2011 Annual Report on Form 10-K.
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
To manage and minimize its operating risk, the Company has in place transactional documentation requirements, systems and procedures to monitor transactions and positions, regulatory compliance reviews, and periodic reviews by the Company’s internal audit and credit examination departments. In addition, reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we maintain contingency plans and systems for operations support in the event of natural or other disasters. Efforts are continually underway to improve the Company’s oversight of operational risk, including enhancement of risk-control self assessments and of anti-fraud measures reporting to the Enterprise Risk Management Committee and the Board. We also mitigate operational risk through the purchase of insurance, including errors and omissions and professional liability insurance.
CAPITAL MANAGEMENT
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.
Note 7 of the Notes to Consolidated Financial Statements provides additional information on the Company’s debt and equity transactions during the first nine months of 2012.
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
On March 28, 2012, the Company redeemed $700 million, or 50%, of its TARP preferred stock. On September 26, 2012 the Company redeemed the remaining $700 million. In addition, for the first nine months of 2012, the Company has issued $578 million of senior debt.

Total controlling interest shareholders’ equity decreased by 8.8% from $6,492 million at June 30, 2012 to $5,921 million at September 30, 2012 and decreased by 15.2% from $6,985 million at December 31, 2011. The decrease in total controlling interest shareholders’ equity from December 31, 2011 is primarily due to the redemption of the $1.4 billion TARP preferred stock previously discussed and $109.1 million of dividends paid on preferred and common stock, partially offset by $291.3 million of net income applicable to controlling interest, $85.4 million of convertible subordinated debt converted to preferred stock, and $63.5 million improvement in net unrealized losses on investment securities recorded in accumulated other comprehensive income. The improvement in net unrealized losses on investment securities recorded in the first nine months of 2012 was primarily a result of improvement in the risk spreads on riskier assets, further decline in the number of banks deferring interest payments and a continued increase in the number of banks coming current on their payments.

The Company paid $5.5 million in dividends on common stock during the first nine months of 2012. The dividends paid per share of $0.01 were unchanged from the rate paid since the third quarter of 2009. The Company’s Capital Plan submitted to the Federal Reserve maintains the current common stock dividend of $0.01 per share throughout 2012.
The Company recorded preferred stock dividends of $148.2 million and $125.8 million during the first nine months of 2012 and 2011, respectively. Preferred dividends for the first nine months of 2012 and 2011 include $79.1 million and

ZIONS BANCORPORATION AND SUBSIDIARIES

$68.6 million, respectively, related to the TARP preferred stock, consisting of cash payments of $34.4 million and $52.5 million in the first nine months of 2012 and 2011, respectively, and accretion of $44.7 million and $16.1 million in the first nine months of 2012 and 2011, respectively, for the difference between the fair value and par amount of the TARP preferred stock when issued.
Conversions of convertible subordinated debt into preferred stock have augmented the Company’s capital position and reduced future refinancing needs. From the original modification in June 2009 through September 30, 2012, $748 million of debt has been extinguished and $873 million of preferred capital has been added. The following schedule shows the effect the conversions had on Tier 1 capital and outstanding convertible subordinated debt between the third quarter of 2011 and the third quarter of 2012.

IMPACT OF CONVERTIBLE SUBORDINATED DEBT

		Three Months Ended
(In millions)	Pro Forma Subsequent to September 30, 2012[1]	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Preferred equity
Convertible subordinated debt converted to preferred stock	$4	$5	$50	$30	$15	$17
Beneficial conversion feature reclassified from common to preferred stock	1	1	9	5	2	3
Change in preferred equity	5	6	59	35	17	20
Common equity
Accelerated convertible subordinated debt discount amortization, net of tax	(1)	(2)	(13)	(10)	(5)	(6)
Beneficial conversion feature reclassified from common to preferred stock	(1)	(1)	(9)	(5)	(2)	(3)
Change in common equity	(2)	(3)	(22)	(15)	(7)	(9)
Net impact on Tier 1 capital	$3	$3	$37	$20	$10	$11
Convertible subordinated debt outstanding	$458	$462	$467	$518	$547	$562
1 Reflects the expected conversion of subordinated debt into preferred stock in November 2012 and the associated accelerated convertible subordinated debt amortization and beneficial conversion feature transferred from common stock to preferred stock.
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
Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of September 30, 2012, the Company’s capital ratios were as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

CAPITAL RATIOS

	September 30, 2012	December 31, 2011	September 30, 2011
Tangible common equity ratio	7.17%	6.77%	6.90%
Tangible equity ratio	9.32%	11.33%	11.56%
Average equity to average assets (three months ended)	12.22%	13.27%	13.51%
Risk-based capital ratios:
Common equity Tier 1 capital	9.86%	9.57%	9.53%
Tier 1 leverage	11.05%	13.40%	13.48%
Tier 1 risk-based capital	13.49%	16.13%	16.10%
Total risk-based capital	15.25%	18.06%	18.12%

Return on average common equity (three months ended)	5.21%	3.84%	5.58%
Return on average tangible common equity (three months ended)	7.02%	5.38%	7.64%

At September 30, 2012, regulatory Tier 1 risk-based capital and total risk-based capital were $5,837 million and $6,596 million, compared to $6,444 million and $7,245 million at June 30, 2012 and $6,871 million and $7,733 million at September 30, 2011, respectively.

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued Notices of Proposed Rulemaking (“NPRs”) that would revise and replace the Agencies’ current regulatory capital rules to align with the June 2011 Bank for International Settlements regulatory framework, commonly referred to as Basel III. These capital standards meet certain requirements of the Dodd-Frank Act. Requirements included in the proposed NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers, higher minimum capital ratios, and new “prompt corrective action” triggers and restrictions. The revisions include revised methodologies for determining risk-weighted assets for residential mortgages, unused loan commitments, securitization exposures, nonperforming assets, and counterparty credit risk. We are currently evaluating the impact of the proposed NPRs on our regulatory capital ratios. While uncertainty exists in the final form of the U.S. rules implementing the Basel III capital framework, we expect to meet the final requirements adopted by U.S. banking regulators within regulatory timelines.

GAAP to NON-GAAP RECONCILIATIONS
1. Common equity Tier 1 capital
Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. Regulators have begun supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as common equity Tier 1 capital. The common equity Tier 1 capital ratio is the core capital component of the Basel III standards, and we believe that it increasingly is becoming a key ratio considered by regulators, investors, and analysts. There is a difference between this ratio calculated using Basel I definitions of common equity Tier 1 capital and those definitions using Basel III rules when fully phased in (which have not yet been formalized in regulation). The common equity Tier 1 risk-based capital ratios in the Capital Ratios schedule presented previously use the current Basel I definitions for determining the numerator. Because common equity Tier 1 capital is not formally defined by GAAP or codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure and other entities may calculate them differently than the Company’s disclosed calculations. Since banking regulators, investors and analysts may assess the Company’s capital adequacy using common equity Tier 1 capital, we believe it is useful to provide them the ability to assess the Company’s capital adequacy on this same basis.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

COMMON EQUITY TIER 1 CAPITAL (NON-GAAP)

(Amounts in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Controlling interest shareholders’ equity (GAAP)	$5,921	$6,985	$6,921
Accumulated other comprehensive loss (income)	535	592	589
Non-qualifying goodwill and intangibles	(1,070)	(1,083)	(1,088)
Other regulatory adjustments	3	4	1
Qualifying trust preferred securities	448	448	448
Tier 1 capital (regulatory)	5,837	6,946	6,871
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(1,123)	(2,377)	(2,355)
Common equity Tier 1 capital (non-GAAP)	$4,266	$4,121	$4,068
Risk-weighted assets (regulatory)	$43,259	$43,077	$42,680
Common equity Tier 1 capital to risk-weighted assets (non-GAAP)	9.86%	9.57%	9.53%
2. Core net interest margin
This Form 10-Q presents a “core net interest margin” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt; (2) accelerated discount amortization on convertible subordinated debt which has been converted; and (3) additional accretion of interest income on acquired loans based on increased projected cash flows.
The schedule below provides a reconciliation of net interest margin (GAAP) to core net interest margin (non-GAAP).
NET INTEREST MARGIN TO CORE NET INTEREST MARGIN (NON-GAAP)

	Three Months Ended
	September 30, 2012	December 31, 2011	September 30, 2011
Net interest margin as reported (GAAP)	3.63%	3.86%	3.99%
Adjust for the impact on net interest margin of:
Discount amortization on convertible subordinated debt	0.09%	0.09%	0.09%
Accelerated discount amortization on convertible subordinated debt	0.02%	0.05%	0.06%
Additional accretion of interest income on acquired loans	(0.14)%	(0.14)%	(0.17)%
Core net interest margin (non-GAAP)	3.60%	3.86%	3.97%
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

ZIONS BANCORPORATION AND SUBSIDIARIES

4. Return on average tangible common equity
This Form 10-Q presents “return on average tangible common equity” which excludes the amortization of core deposit and other intangibles, net of tax, from net earnings applicable to common shareholders, and average goodwill and core deposit and other intangibles from average common equity.
The following schedule provides a reconciliation of net earnings applicable to common shareholders (GAAP) to net earnings applicable to common shareholders, excluding the effects of amortization of core deposit and other intangibles, net of tax (non-GAAP), and average common equity (GAAP) to average tangible common equity (non-GAAP).
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

	Three Months Ended
(Amounts in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Net earnings applicable to common shareholders (GAAP)	$62,322	$44,420	$65,165
Amortization of core deposit and other intangibles, net of tax	2,692	3,011	3,030
Net earnings applicable to common shareholders, excluding the effects of amortization of core deposit and other intangibles, net of tax (non-GAAP) (a)	$65,014	$47,431	$68,195

Average common equity (GAAP)	$4,758,858	$4,583,748	$4,633,555
Average goodwill	(1,015,129)	(1,015,125)	(1,015,161)
Average core deposit and other intangibles	(57,345)	(70,345)	(75,153)
Average tangible common equity (non-GAAP) (b)	$3,686,384	$3,498,278	$3,543,241

Number of days in quarter (c)	92	92	92
Number of days in year (d)	366	365	365

Return on average tangible common equity (non-GAAP) (a/b/c*d)	7.02%	5.38%	7.64%
5. Total shareholders’ equity to tangible equity and tangible common equity
This Form 10-Q presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock and noncontrolling interests for tangible common equity.
The following schedule provides a reconciliation of total shareholders’ equity (GAAP) to both tangible equity (non-GAAP) and tangible common equity (non-GAAP).
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	September 30, 2012	December 31, 2011	September 30, 2011
Total shareholders’ equity (GAAP)	$5,918	$6,983	$6,919
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(55)	(68)	(72)
Tangible equity (non-GAAP) (a)	4,848	5,900	5,832
Preferred stock	(1,123)	(2,377)	(2,355)
Noncontrolling interests	3	2	2
Tangible common equity (non-GAAP) (b)	$3,728	$3,525	$3,479
Total assets (GAAP)	$53,087	$53,149	$51,531
Goodwill	(1,015)	(1,015)	(1,015)
Core deposit and other intangibles	(55)	(68)	(72)
Tangible assets (non-GAAP) (c)	$52,017	$52,066	$50,444
Tangible equity ratio (a/c)	9.32%	11.33%	11.56%
Tangible common equity ratio (b/c)	7.17%	6.77%	6.90%

ZIONS BANCORPORATION AND SUBSIDIARIES

For items 2, 3, 4, and 5 the identified adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are included where applicable in financial results or in the balance sheet presented in accordance with GAAP. We consider these adjustments to be relevant to ongoing operating results and financial position.
We believe that excluding the amounts associated with these adjustments to present the non-GAAP financial measures provides a meaningful base for period-to-period and company-to-company comparisons, which will assist regulators, investors, and analysts in analyzing the operating results or financial position of the Company and in predicting future performance. These non-GAAP financial measures are used by management and the Board of Directors to assess the performance of the Company’s business or its financial position for evaluating bank reporting segment performance, for presentations of the Company’s performance to investors, and for other reasons as may be requested by investors and analysts. We further believe that presenting these non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that applied by management and the Board of Directors.
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012. There were no material changes in the Company’s internal control over financial reporting during the first nine months of 2012.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchases
The following table summarizes the Company’s share repurchases for the third quarter of 2012:

ZIONS BANCORPORATION AND SUBSIDIARIES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
July	746	$19.60	—	$—
August	6,490	19.12	—	—
September	544	19.33	—	—
Third quarter	7,780	19.18	—
1Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock and restricted stock units under the “withholding shares” provision of an employee share-based compensation plan.

ITEM 6.	EXHIBITS

a)Exhibits

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
*

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

3.14	Restated Bylaws of Zions Bancorporation dated November 8, 2011, incorporated by reference to Exhibit 3.13 of Form 10-Q for the quarter ended September 30, 2011.	*

10.1	Form of TARP agreement signed by all Named Executive Officers for 2008, 2009, 2010, 2011, and 2012, other than Kenneth E. Peterson.

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three months ended September 30, 2012 and September 30, 2011 and the nine months ended September 30, 2012 and September 30, 2011, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012 and September 30, 2011 and the nine months ended September 30, 2012 and September 30, 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and September 30, 2011, (v) the Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and September 30, 2011 and the nine months ended September 30, 2012 and September 30, 2011, and (v) the Notes to the Consolidated Financial Statements (furnished herewith).

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
Date: November 8, 2012