Form 10-K
period 2012-12-31
ZIONS BANCORPORATION /UT/
filed 2013-02-28
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Guarantee related to 8.00% Capital Securities of Zions Capital Trust B
Convertible 6% Subordinated Notes due September 15, 2015
Depositary Shares each representing a 1/40th ownership interest in a share of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock
Depositary Shares each representing a 1/40th ownership interest in a share of Series C 9.5% Non-Cumulative Perpetual Preferred Stock
Depositary Shares each representing a 1/40th ownership interest in a share of Series F 7.9% Non-Cumulative Perpetual Preferred Stock
Warrants to Purchase Common Stock of Zions Bancorporation
Common Stock, without par value
Depositary Shares each representing a 1/40th ownership interest in a share of Series G Fixed/Floating Rate Non-Cumulative Perpetual Preferred Stock
Warrants (expiring November 14, 2018)
3.50% Senior Notes due September 15, 2015

New York Stock Exchange
New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange
The NASDAQ Stock Market LLC
The NASDAQ Stock Market LLC

New York Stock Exchange
The NASDAQ Stock Market LLC
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2012 $3,475,749,090
Number of Common Shares Outstanding at February 15, 2013 184,188,095 shares
Documents Incorporated by Reference: Portions of the Company’s Proxy Statement – Incorporated into Part III

FORM 10-K TABLE OF CONTENTS

PART I

FORWARD-LOOKING INFORMATION
Statements in this Annual Report on Form 10-K that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Zions Bancorporation (“the Parent”) and its subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”); and

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

•
the impact of executive compensation rules under the Dodd-Frank Act and banking regulations which may impact the ability of the Company and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

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

•	continuing consolidation in the financial services industry;

•	new legal claims against the Company, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	inflation and deflation;

•	technological changes and the Company’s implementation of new technologies;

•	the Company’s ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and

•	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.
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

GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security	CMC	Capital Management Committee
ACL	Allowance for Credit Losses	COSO	Committee of Sponsoring Organizations of the Treadway Commission
AFS	Available-for-Sale	CPP	Capital Purchase Program
ALCO	Asset/Liability Committee	CPR	Constant Prepayment Rate
ALLL	Allowance for Loan and Lease Losses	CRA	Community Reinvestment Act
Amegy	Amegy Corporation	CRE	Commercial Real Estate
AOCI	Accumulated Other Comprehensive Income	DB	Deutsche Bank AG
ARRA	American Recovery and Reinvestment Act	DBRS	Dominion Bond Rating Service
ASC	Accounting Standards Codification	DDA	Demand Deposit Account
ASU	Accounting Standards Update	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ATM	Automated Teller Machine	DTA	Deferred Tax Asset
BCBS	Basel Committee on Banking Supervision	DTL	Deferred Tax Liability
BHC Act	Bank Holding Company Act	EESA	Emergency Economic Stabilization Act
bps	basis points	FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
BSA	Bank Secrecy Act	FASB	Financial Accounting Standards Board
CB&T	California Bank & Trust	FDIC	Federal Deposit Insurance Corporation
CDO	Collateralized Debt Obligation	FDICIA	Federal Deposit Insurance Corporation Improvement Act
CDR	Constant Default Rate	FHLB	Federal Home Loan Bank
CET1	Common Equity Tier 1	FICO	Fair Isaac Corporation
CFPB	Consumer Financial Protection Bureau	FINRA	Financial Industry Regulatory Authority
CLTV	Combined Loan-to-Value Ratio	FRB	Federal Reserve Board

FTE	Full-time Equivalent	OTC	Over-the-Counter
GAAP	Generally Accepted Accounting Principles	OTTI	Other-Than-Temporary Impairment
GDP	Gross Domestic Product	Parent	Zions Bancorporation
GLB Act	Gramm-Leach-Bliley Act	PCAOB	Public Company Accounting Oversight Board
HECL	Home Equity Credit Line	PCI	Purchased Credit-Impaired
HTM	Held-to-Maturity	PD	Probability of Default
IA	Indemnification Asset	PIK	Payment in Kind
IFRS	International Financial Reporting Standards	REIT	Real Estate Investment Trust
ISDA	International Swap Dealer Association	RSU	Restricted Stock Unit
LCR	Liquidity Coverage Ratio	RULC	Reserve for Unfunded Lending Commitments
LGD	Loss Given Default	SBA	Small Business Administration
LIBOR	London Interbank Offered Rate	SBIC	Small Business Investment Company
Lockhart	Lockhart Funding LLC	SEC	Securities and Exchange Commission
MCC	Model Control Committee	SIFI	Systemically Important Financial Institutions
MD&A	Management’s Discussion and Analysis	SOC	Securitization Oversight Committee
MVE	Market Value of Equity	SSU	Salary Stock Units
NASDAQ	National Association of Securities Dealers Automated Quotations	TARP	Troubled Asset Relief Program
NBA	National Bank of Arizona	TCBO	The Commerce Bank of Oregon
NIM	Net Interest Margin	TCBW	The Commerce Bank of Washington
NOL	Net Operating Loss	TDR	Troubled Debt Restructuring
NOW	Negotiable Order of Withdrawal	TRS	Total Return Swap
NPR	Notices of Proposed Rulemaking	Vectra	Vectra Bank Colorado
NRSRO	Nationally Recognized Statistical Rating Organization	VIE	Variable Interest Entity
NSB	Nevada State Bank	WNTC	Western National Trust Company
NSFR	Net Stable Funding Ration	ZCTB	Zions Capital Trust B
OCC	Office of the Comptroller of the Currency	Zions Bank	Zions First National Bank
OCI	Other Comprehensive Income	ZMFU	Zions Municipal Funding
OREO	Other Real Estate Owned	ZMSC	Zions Management Services Company

ITEM 1. BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the BHC Act, as amended. The Parent and its subsidiaries (collectively “the Company”) own and operate eight commercial banks with a total of 480 domestic branches at year-end 2012. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, Washington, and Oregon. Full-time equivalent employees totaled 10,368 at year-end 2012. For further information about the Company’s industry segments, see “Business Segment Results” on page 44 in MD&A and Note 21 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Operations” on page 44 in MD&A. The “Executive Summary” on page 22 in MD&A provides further information about the Company.

PRODUCTS AND SERVICES
The Company focuses on providing community banking services by continuously strengthening its core business lines of 1) small and medium-sized business and corporate banking; 2) commercial and residential development, construction and term lending; 3) retail banking; 4) treasury cash management and related products and services; 5) residential mortgage; 6) trust and wealth management; and 7) investment activities. It operates eight different banks in ten Western and Southwestern states with each bank operating under a different name and each having its own board of directors, chief executive officer, and management team. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. They also provide a wide range of personal banking services to individuals, including home mortgages, bankcard, other installment loans, home equity lines of credit, checking accounts, savings accounts, time certificates of deposits of various types and maturities, trust services, safe deposit facilities, direct deposit, and 24-hour ATM access. In addition, certain banking subsidiaries provide services to key market segments through their Women’s Financial, Private Client Services, and Executive Banking Groups. We also offer wealth management services through various subsidiaries, including Contango Capital Advisors and Western National Trust Company, and online and traditional brokerage services through Zions Direct and Amegy Investments.

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

The Parent is a bank holding company and a financial holding company as provided by the BHC Act, as modified by the GLB Act. The BHC Act and other federal statutes, as modified by the GLB Act and the Dodd-Frank Act, provide the regulatory framework for bank holding companies and financial holding companies which have as their umbrella regulator the FRB. The functional regulation of the separately regulated subsidiaries of a bank holding company is conducted by each subsidiary’s primary functional regulator and the laws and regulations administered by those regulators. The GLB Act allows our bank subsidiaries to engage in certain financial activities through financial subsidiaries. To qualify for and maintain status as a financial holding company, or to do business through a financial subsidiary, the Parent and its subsidiary banks must satisfy certain ongoing criteria. The Company currently engages in only limited activities for which financial holding company status is required.

The Parent’s subsidiary banks and WNTC are subject to the provisions of the National Bank Act or other statutes governing national banks or, for those that are state-chartered banks, the banking laws of their various states, as well as the rules and regulations of the OCC (for those that are national banks), the FRB and the FDIC. They are also subject to periodic examination and supervision by the OCC or their respective state banking departments, the FRB, and the FDIC. Many of our nonbank subsidiaries are also subject to regulation by the FRB and other federal and state agencies. These bank regulatory agencies may exert considerable influence over our activities through their supervisory and examination role. Our brokerage and investment advisory subsidiaries are regulated by the SEC, FINRA and/or state securities regulators.

The Dodd-Frank Act
The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Act, which was enacted in July 2010, is one of the most far reaching legislative actions affecting the financial services industry in decades and significantly restructures the financial regulatory regime in the United States.

The Dodd-Frank Act and regulations adopted under the Dodd-Frank Act broadly affect the financial services industry by creating new resolution authorities, requiring ongoing stress testing of our capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation, requiring banks to pay increased fees to regulatory agencies, and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector. Among other things affecting capital standards, the Dodd-Frank Act provides that:

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
These provisions will require us to maintain greater levels of capital and liquid assets and will limit the forms of capital that we will be able to rely upon for regulatory purposes. For example, provisions of the Dodd-Frank Act require us to deduct all trust preferred securities from our Tier 1 capital over a three-year phase-out period that began January 1, 2013. In addition, in their supervisory role with respect to our stress testing and capital planning, the bank regulatory agencies may effectively regulate certain of our capital-related actions, such as dividends and stock repurchases. As implemented by the bank regulatory agencies, the stress testing and capital plan process could substantially reduce our flexibility to respond to market developments and opportunities in such areas as capital raising and acquisitions.

The Dodd-Frank Act’s provisions and related regulations also affect the fees we must pay to regulatory agencies and pricing of certain products and services, including the following:

•	The assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits.

•	The federal prohibition on the payment of interest on business transaction accounts was repealed.

•
The FRB enacted regulations to limit interchange fees charged for debit card transactions to no more than 21 cents per transaction and 5 basis points (“bps”) multiplied by the value of the transaction.

The Dodd-Frank Act also created the CFPB, which is responsible for promulgating regulations designed to protect consumers’ financial interests and examining financial institutions for compliance with, and enforcing, those regulations. The Dodd-Frank Act adds prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. The CFPB was recently established and its impact on our subsidiary banks remains uncertain. The Dodd-Frank Act subjected national banks to the possibility of further regulation by restricting the preemption of state laws by federal laws, which had enabled national banks and their subsidiaries to comply with federal regulatory requirements without complying with various state laws. In addition, the Act gives greater power to state attorneys general to pursue legal actions against banking organizations for violations of federal law.

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

The federal regulators have proposed regulations to implement the so-called “Volcker Rule” of the Dodd-Frank Act, which would significantly restrict certain activities by covered bank holding companies, including restrictions on proprietary trading and private equity investing. The statutory provision became effective in July 2012, and banking entities subject to the Volcker Rule have until July 2014 to bring their activities and investments into compliance with the rule’s requirements. However, the federal financial regulatory agencies have not yet adopted rules implementing the Volcker Rule.

The Company and other companies subject to the Dodd-Frank Act are being subjected to a number of requirements regarding the time, manner and form of compensation given to its key executives and other personnel receiving incentive compensation, which are being imposed through the supervisory process as well as published guidance and proposed rules. These requirements generally implement the compensation restrictions imposed by the Dodd-Frank Act and include documentation and governance, deferral, and claw-back requirements.

As discussed further throughout this section, many aspects of Dodd-Frank are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company or the industry. As of the end of 2012, approximately one-third of the total regulations to implement the Dodd-Frank Act had not yet been published for comment or adopted in final form.

Capital Standards – Basel Framework
The FRB has established capital guidelines for bank holding companies. The OCC, the FDIC and the FRB have also issued regulations establishing capital requirements for banks. These bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the BCBS. The BCBS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply.

In 2004, the BCBS proposed a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk, an advanced internal ratings-based approach tailored to individual institutions’ circumstances, and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

In December 2007, U.S. banking regulators published the final rule for Basel II implementation, requiring banks with over $250 billion in consolidated total assets or on-balance sheet foreign exposure of $10 billion (core banks) to adopt the advanced approaches of Basel II while allowing other banks to elect to “opt in.” The Company is not required to comply with Basel II. In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework which would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk and related disclosure requirements. A definitive rule has not been issued.

In December 2010, the BCBS released its final framework for strengthening international capital and liquidity regulation, now officially identified by the BCBS as “Basel III.” Basel III, when implemented by the U.S. bank regulatory agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. As currently proposed, the Basel III capital framework, among other things:

•
introduces as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•	when fully phased in on January 1, 2019, requires banks to maintain:

◦
as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%);

◦
an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; Zions is not subject to this buffer under Basel III; however, some FRB officials have indicated that when U.S. implementing regulations are proposed, they may include an additional buffer of 0% to 1.0% for financial institutions defined as systemically important under the Dodd-Frank Act but not so deemed by the BCBS;

◦
a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

◦
a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

◦
as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•
provides for an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

The Basel III final framework also requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to rulemaking by the federal regulatory authorities and their terms may well change before implementation.

In June 2012, the U.S. bank regulatory agencies issued three joint notices of proposed rulemaking (NPR) that, taken together, would implement the capital reforms of the Basel III framework and changes required by the Dodd-Frank Act. The first NPR, the Basel III NPR, generally follows the final Basel III framework described above and proposes higher minimum regulatory capital requirements and a more restrictive definition of regulatory capital, as well as introduces limits on dividends and other capital distributions and certain discretionary bonuses if capital conservation buffers are not held. The second NPR, the Standardized Approach NPR, proposes changes to the current, Basel I derived generalized risk-based capital requirements for determining risk-weighted assets that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Lastly, the Advanced Approaches NPR proposes changes to the advanced approaches rules to be consistent with requirements of Basel II in its most current form and with the Dodd-Frank Act. The U.S. bank regulatory agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Although the Basel III NPR does not specify an effective date or implementation date, it was contemplated that it would coincide with the international Basel III implementation schedule, which commenced on January 1, 2013. The Standardized Approach NPR contemplated an effective date of January 1, 2015, subject to early adoption at the option of subject institutions. However, in November 2012, the U.S. bank regulatory agencies announced that they do not expect any of the three NPRs implementing Basel III in the United States to become effective on January 1, 2013. There can be no guarantee that the Basel III and the Standardized Approach NPRs will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur. Given that the Basel III rules are subject to change, and the scope and content of capital regulations that the U.S. banking agencies may adopt under Dodd-Frank is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios.

Stress Testing, Prudential Standards, and Early Remediation
As a bank holding company with assets greater than $50 billion, the Company is required by the Dodd-Frank Act to participate in an annual stress test known as the Capital Plan Review. The Company timely submitted its capital plan and stress test results to the FRB in January 2013. In this capital plan, the Company was required to forecast under a variety of economic scenarios for nine quarters ending the fourth quarter of 2014, its estimated regulatory capital ratios under Basel I rules, its Tier 1 common ratio under Basel I rules, the same ratios under Basel III rules, and its GAAP tangible common equity ratio; as noted, implementing regulations that define how many of these ratios are to be calculated by U.S. institutions have not been adopted. Under the implementing regulations for the Capital Plan Review, bank holding company may generally raise and redeem capital, pay dividends and repurchase stock and take similar capital-related actions only under a capital plan as to which the FRB has not objected.

In December 2011, the FRB published new proposed regulations entitled “Enhanced Prudential Standards and Early Remediation Requirements for Covered Companies,” which if adopted would apply to all bank holding companies with assets greater than $50 billion. The comment period on these proposed regulations for systemically important financial institutions (Proposed SIFI Rules) expired April 30, 2012, but except as described below regarding stress testing, the Proposed SIFI Rules have not become final as of February 2013. The Proposed SIFI Rules would implement many of the proposed aspects of the Basel III capital and liquidity regime, and would specify conditions under which a bank holding company would be placed under enhanced nonpublic or public supervision and restrictions. The Proposed SIFI Rules would also require each covered institution to establish a risk committee of its board of directors that would include a “risk expert.” The Proposed SIFI Rules proposed to expand the stress testing requirements to include, among other things, stress testing by the FRB under three economic and financial scenarios: baseline, adverse and severely adverse scenarios. In October 2012, the Federal Reserve published final rules implementing that portion of the Proposed SIFI Rules expanding the stress testing requirements (including public disclosure of results).

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified as well-capitalized if it has a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%, and an insured depository institution generally will be classified as undercapitalized if its total risk-based capital is less than 8% or its Tier 1 risk-based capital or leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as “well-capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. The June 2012 Basel III NPR described above would also revise the prompt corrective action regime by (i) introducing a CETI ratio requirement at every level (other than critically undercapitalized), with the required CETI ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be well-capitalized. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan.

Other Regulation
The Company is subject to a wide range of other requirements and restrictions contained in both the laws of the United States and the states in which its banks and other subsidiaries operate. These regulations include but are not limited to the following:

•
Requirements that the Parent serve as a source of strength for its banking subsidiaries. The FRB has a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its bank subsidiaries and, under appropriate circumstances, to commit resources to support each subsidiary bank. The Dodd-Frank Act codifies this policy as a statutory requirement. In addition, the regulators may order an assessment of the Parent if the capital of one of its bank subsidiaries were to fall below capital levels required by the regulators.

•
Limitations on dividends payable by subsidiaries. A substantial portion of the Parent’s cash, which is used to pay dividends on our common and preferred stock and to pay principal and interest on our debt obligations, is derived from dividends paid by the Parent’s subsidiary banks. These dividends are subject to various legal and regulatory restrictions. See Note 18 of the Notes to Consolidated Financial Statements.

•
Limitations on dividends payable to shareholders. The Parent’s ability to pay dividends on both its common and preferred stock may be subject to regulatory restrictions. See discussion under “Liquidity Management Actions” on page 84.

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

•
Requirements for approval of acquisitions and activities and restrictions on other activities. Prior approval of the FRB is required under the BHC Act for a financial holding company to acquire or hold more than a 5% voting interest in any bank, to acquire substantially all the assets of a bank or to merge with another financial or bank holding company. The BHC Act also requires approval for certain nonbanking acquisitions, restricts the activities of bank holding companies that are not financial holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto and restricts the nonbanking activities of a financial holding company to those that are permitted for financial holding companies or that have been determined by the FRB to be financial in nature, incidental to financial activities, or complementary to a financial activity. Laws and regulations governing national and state-chartered banks contain similar provisions concerning acquisitions and activities.

•	Limitations on the amount of loans to a borrower and its affiliates.

•	Limitations on transactions with affiliates. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization.

•	Restrictions on the nature and amount of any investments and ability to underwrite certain securities.

•	Requirements for opening of branches and the acquisition of other financial entities.

•	Fair lending and truth in lending requirements to provide equal access to credit and to protect consumers in credit transactions.

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

•
CRA requirements. The CRA requires banks to help serve the credit needs in their communities, including providing credit to low and moderate income individuals. If the Company or its subsidiaries fail to adequately serve their communities, penalties may be imposed including denials of applications to add branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions.

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

The Board of Directors of the Parent has implemented a comprehensive system of corporate governance practices. This system includes Corporate Governance Guidelines, a Code of Business Conduct and Ethics for Employees, a Directors Code of Conduct, a Related Party Transaction Policy, Stock Ownership and Retention Guidelines, a Compensation Clawback Policy and charters for the Audit, Risk Oversight, Executive Compensation and Nominating and Corporate Governance Committees. More information on the Company’s corporate governance practices is available on the Company’s website at www.zionsbancorporation.com. (The Company’s website is not part of this Annual Report on Form 10-K.) In addition, the Company has adopted policies prohibiting hedging and restricting pledging of Company stock by insiders.

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

The United States and many other countries recently faced a severe economic crisis, including a major recession. These adverse economic conditions have negatively affected the Company’s assets, including its loans and securities portfolios, capital levels, results of operations, and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. These programs and policies appear to have had a stabilizing effect in the United States following the severe financial crisis that occurred in the second half of 2008, but adverse economic conditions continue to exist in the United States and globally. Concerns about the European Union’s sovereign debt crisis have continued to cause uncertainty for financial markets globally. It is possible economic conditions may again become more severe or that adverse economic conditions may continue for a substantial period of time. In addition, economic uncertainty resulting from possible changes in the ratings of sovereign debt issued by the United States and other nations, and fiscal imbalances in the United States, at federal, state and municipal levels, in the European Union and in other countries, combined with political difficulties in resolving these imbalances, may directly or indirectly adversely impact economic conditions faced by the Company and its customers. Any increase in the severity or duration of adverse economic conditions, including a recession or continued weak economic recovery, would adversely affect the Company.

Our information systems may experience an interruption or security breach.
We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, misappropriation of funds, and theft of proprietary Company or customer data. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

The regulation of incentive compensation under the Dodd-Frank Act may adversely affect our ability to retain our highest performing employees.
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

Stress testing and capital management under Dodd-Frank may limit our ability to increase dividends, repurchase shares of our stock, and access the capital markets.
Under stress testing and capital management standards implemented by bank regulatory agencies under Dodd-Frank, we may declare dividends, repurchase common stock, redeem preferred stock and debt, access capital markets for certain types of capital, make acquisitions, and enter into similar transactions only with bank regulatory approval. Any transactions not contemplated in our annual capital plan will require FRB approval. These limitations may significantly limit our ability to respond to and take advantage of market developments.

The Dodd-Frank Act imposes significant new limitations on our business activities and subjects us to increased regulation and additional costs.
The Dodd-Frank Act has material implications for the Company and the entire financial services industry. The Act places significant additional regulatory oversight and requirements on financial institutions, including the Company, with more than $50 billion of assets. In addition, among other things, the Act:

•
affects the levels of capital and liquidity with which the Company must operate and how it plans capital and liquidity levels (including a phased-in elimination of the Company’s existing trust preferred securities as Tier 1 capital);

•	subjects the Company to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	impacts the Company’s ability to invest in certain types of entities or engage in certain activities;

•	impacts a number of the Company’s business and risk management strategies;

•	regulates the pricing of certain of our products and services and restricts the revenue that the Company generates from certain businesses;

•	subjects the Company to new capital planning actions, including stress testing or similar actions and timing expectations for capital-raising;

•	subjects the Company to supervision by the Consumer Financial Protection Bureau, with very broad rule-making and enforcement authorities;

•	grants authority to state agencies to enforce state and federal laws against national banks;

•	subjects the Company to new and different litigation and regulatory enforcement risks; and

•	limits the amount and manner of compensation paid to executive officers and employees generally.
Because the responsible agencies are still in the process of proposing and finalizing many of the regulations required under the Dodd-Frank Act, the full impact of this legislation on the Company, its business strategies, and financial performance cannot be known at this time, and may not be known for some time. Individually and collectively, regulations adopted under the Dodd-Frank Act may materially adversely affect the Company’s business, financial condition, and results of operations.

U.S. regulatory agencies, in response to the adoption of Basel III and Title I of the Dodd-Frank Act, will require us to raise our capital and liquidity to levels that may exceed those that the market considers to be optimal.
Basel III was adopted in December 2010, and was updated in January 2013, by the BCBS and provides an international framework for the establishment of bank capital and liquidity standards. Title I of the Dodd-Frank Act requires that banking organizations of our size undergo regular stress testing of their capital, assets and profitability and authorizes bank regulatory agencies to promulgate new capital and liquidity standards. In 2012, the U.S. bank regulatory agencies published proposed regulations that, consistent with Basel III and the Dodd-Frank Act, would redefine the components of capital and require higher capital ratios for all banking organizations. The U.S. banking agencies are currently developing proposed rules to implement the Basel III liquidity framework for U.S. banking organizations. Maintaining higher capital and liquidity levels may reduce our profitability and performance measures.

Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to the Company.
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
Credit risk is one of our most significant risks. Although most credit quality indicators continued to improve during 2012, the Company’s credit quality may continue to show weakness in some loan types and markets in which the Company operates as the economic recovery progresses.

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

Failure to effectively manage our interest rate risk and prolonged periods of low interest rates could adversely affect us.
Net interest income is the largest component of the Company’s revenue. The management of interest rate risk for the Company and its subsidiary banks is centralized and overseen by an Asset Liability Management Committee appointed by the Company’s Board of Directors. We have been successful in our interest rate risk management as evidenced by achieving a relatively stable net interest margin over the last several years when interest rates have been volatile and the rate environment challenging; however, a failure to effectively manage our interest rate risk could adversely affect us. Factors beyond the Company’s control can significantly influence the interest rate environment and increase the Company’s risk. These factors include competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest rates subject to general economic conditions and the policies of governmental and regulatory agencies, in particular the FRB.

The Company remains in an “asset sensitive” interest rate risk position, and the FRB has stated its expectations that short-term interest rates may remain low until unemployment is reduced to below 6.5% or inflationary expectations exceed 2.5%. Such a scenario may continue to create or exacerbate margin compression for us as a result of repricing of longer-term loans.

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

Funding availability continued to improve during 2012. However, because liquidity stresses are often a consequence of the occurrence of other risks, they will continue to be a risk factor in 2013 and beyond for the Company, the Parent and its subsidiary banks.

The quality and liquidity of our asset-backed investment securities portfolio has adversely affected us and may continue to adversely affect us.
The Company’s asset-backed investment securities portfolio includes collateralized debt obligations collateralized by trust preferred securities issued by bank holding companies, insurance companies, and REITs that may have some exposure to construction loan, commercial real estate, and the subprime markets and/or to other categories of distressed assets. In addition, asset-backed securities also include structured asset-backed CDOs (also known as diversified structured finance CDOs) which have exposure to subprime and home equity mortgage securitizations. Many factors, some of which are beyond the Company’s control, significantly influence the fair value and impairment status of these securities. These factors include, but are not limited to, prepayments, defaults, deferrals and restructurings by debt issuers, the views of banking regulators, changes in our accounting treatment with respect to these securities, rating agency downgrades of securities, lack of market pricing of securities, or the return of market pricing that varies from the Company’s current model valuations, and changes in prepayment rates and future interest rates. For example, during the fourth quarter of 2012, we disclosed our expectation that increased prepayments experienced in our CDO portfolio during the fourth quarter would lead to higher other-than-temporary impairment charges as a result of the use of higher constant prepayment rate speeds in our valuation models for these securities. Additionally we also disclosed that, following discussions with federal banking regulators, we were reviewing assumptions in our valuation models for certain bank holding company trust preferred securities that underlie certain of our CDO securities – namely, those that are currently deferring distributions and nearing the end of their deferral periods. We disclosed that, in combination with the effect of the higher CPR speeds, this could lead to the incurrence of significant OTTI in our CDO portfolio. The occurrence of one or more of these factors could result in additional OTTI charges with respect to our CDO portfolio, which could be material. See “Investment Securities Portfolio” on page 49 for further details.

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

The Company provides to its customers, invests in, and uses for its own capital, funding, and risk management needs, a number of complex financial products and services. Estimates, judgments, and interpretations of complex and changing accounting and regulatory policies are required in order to provide and account for these products and services. Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and conditions. Identification, interpretation and implementation of complex and changing accounting standards as well as compliance with regulatory requirements therefore pose an ongoing risk.

We could be adversely affected by legal and governmental proceedings.
The Company is subject to risks associated with legal claims, fines, litigation, and regulatory and other government proceedings. The Company’s exposure to these proceedings has increased and may further increase as a result of stresses on customers, counterparties and others arising from the current economic environment; new regulations promulgated under recently adopted statutes; and the creation of new examination and enforcement bodies.

We could be adversely affected by failure in our internal controls.
A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of the Company. We continue to devote a significant amount of effort, time and resources to continually strengthening our controls and ensuring compliance with complex accounting standards and regulations.

We could be adversely affected as a result of acquisitions.
From time to time the Company makes acquisitions including the acquisition of assets and liabilities of failed banks from the FDIC acting as a receiver. The FDIC-supported transactions are subject to loan loss sharing agreements. Failure to comply with the terms of the agreements could result in the loss of indemnification from the FDIC. The success of any acquisition depends, in part, on our ability to realize the projected cost savings from the acquisition and on the continued growth and profitability of the acquisition target. We have been successful with most prior acquisitions, but it is possible that the merger integration process with an acquired company could result in the loss of key employees, disruptions in controls, procedures and policies, or other factors that could affect our ability to realize the projected savings and successfully retain and grow the target’s customer base and revenues.

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC’s staff 180 days or more before the end of the Company’s fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES
At December 31, 2012, the Company operated 480 domestic branches, of which 285 are owned and 195 are leased. The Company also leases its headquarters offices in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For additional information regarding leases and rental payments, see Note 17 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
The information contained in Note 17 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ on February 15, 2013 was $24.34 per share.

The following schedule sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on NASDAQ.

	2012		2011
	High	Low	High	Low

1st Quarter	$22.81	$16.40	$25.60	$22.08
2nd Quarter	21.55	17.45	24.92	21.36
3rd Quarter	21.68	17.58	24.71	14.07
4th Quarter	22.66	19.03	18.51	13.18

During 2012, the Company redeemed its Series D Fixed-Rate Cumulative Perpetual Preferred Stock (“TARP CPP”)in two installments of $700 million each on March 28, 2012 and September 26, 2012. The total of $1.4 billion was issued by the U.S. Department of the Treasury under the TARP CPP.
On May 7, 2012, the Company issued $143.75 million of a new series of Tier 1 Capital qualifying perpetual preferred stock with an annual dividend of 7.9%. The proceeds were used to redeem all outstanding shares of its Series E fixed-rate resettable non-cumulative perpetual preferred stock on June 15, 2012. The Series E securities had an aggregate par amount of $142.5 million and current dividend of 11.0%.
See Note 13 of the Notes to Consolidated Financial Statements for further information regarding equity transactions during 2012.
As of February 15, 2013, there were 5,606 holders of record of the Company’s common stock.

EQUITY CAPITAL AND DIVIDENDS
We have 4,400,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2012, 60,093, 798,257, and 143,750 of preferred shares series A, C, and F, respectively, have been issued and are outstanding. In addition, holders of $458 million of the Company’s subordinated debt have the right to convert that debt into either Series A or C preferred stock. In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid quarterly in arrears. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. The series A, C, and F shares are registered with the SEC. See Note 13 of the Notes to Consolidated Financial Statements for further information regarding the Company’s preferred stock.
The frequency and amount of common stock dividends paid during the last two years are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2012	$0.01	$0.01	$0.01	$0.01
2011	0.01	0.01	0.01	0.01

The Company’s Board of Directors approved a dividend of $0.01 per common share payable on February 25, 2013 to shareholders of record on February 18, 2013. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition, and regulatory approvals.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

SHARE REPURCHASES
The following schedule summarizes the Company’s share repurchases for the fourth quarter of 2012.

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan
October	1,302	$21.05	—	$—
November	192	21.58	—	—
December	981	21.04	—	—
Fourth quarter	2,475	21.09	—
1Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock and restricted stock units under the “withholding shares” provision of an employee share-based compensation plan.

PERFORMANCE GRAPH
The following stock performance graph compares the five-year cumulative total return of Zions Bancorporation’s common stock with the Standard & Poor’s 500 Index and the KBW Bank Index, both of which include Zions Bancorporation. The KBW Bank Index is a market capitalization-weighted bank stock index developed and published by Keefe, Bruyette & Woods, Inc., a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 24 geographically diverse stocks representing national money center banks and leading regional financial institutions. The stock performance graph is based upon an initial investment of $100 on December 31, 2007 and assumes reinvestment of dividends.

	2007	2008	2009	2010	2011	2012

Zions Bancorporation	100.0	54.6	28.7	54.4	36.6	48.2
KBW Bank Index	100.0	52.5	51.6	63.7	48.9	65.1
S&P 500	100.0	63.0	79.7	91.7	93.6	108.6

ITEM 6. SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

(In millions, except per share amounts)	2012/2011 Change	2012	2011	2010	2009	2008
For the Year
Net interest income	-1%	$1,731.9	$1,756.2	$1,714.3	$1,885.6	$1,958.1
Noninterest income	-16%	419.9	498.2	453.6	816.0	204.2
Total revenue	-5%	2,151.8	2,254.4	2,167.9	2,701.6	2,162.3
Provision for loan losses	-81%	14.2	74.5	852.7	2,017.1	648.6
Noninterest expense	-4%	1,595.0	1,658.6	1,718.3	1,671.3	1,474.7
Impairment loss on goodwill	—%	1.0	—	—	636.2	353.8
Income (loss) before income taxes	+4%	541.6	521.3	(403.1)	(1,623.0)	(314.8)
Income taxes (benefit)	-3%	193.4	198.6	(106.8)	(401.3)	(43.4)
Net income (loss)	+8%	348.2	322.7	(296.3)	(1,221.7)	(271.4)
Net income (loss) applicable to noncontrolling interests	-18%	(1.3)	(1.1)	(3.6)	(5.6)	(5.1)
Net income (loss) applicable to controlling interest	+8%	349.5	323.8	(292.7)	(1,216.1)	(266.3)
Net earnings (loss) applicable to common shareholders	+16%	178.6	153.4	(412.5)	(1,234.4)	(290.7)

Per Common Share
Net earnings (loss) – diluted	+17%	0.97	0.83	(2.48)	(9.92)	(2.68)
Net earnings (loss) – basic	+17%	0.97	0.83	(2.48)	(9.92)	(2.68)
Dividends declared	—%	0.04	0.04	0.04	0.10	1.61
Book value[1]	+7%	26.73	25.02	25.12	27.85	42.65
Market price – end		21.40	16.28	24.23	12.83	24.51
Market price – high[2]		22.81	25.60	30.29	25.52	57.05
Market price – low		16.40	13.18	12.88	5.90	17.53

At Year-End
Assets	+4%	55,512	53,149	51,035	51,123	55,093
Net loans and leases	+1%	37,665	37,258	36,830	40,260	41,712
Deposits	+8%	46,133	42,876	40,935	41,841	41,316
Long-term debt	+20%	2,337	1,954	1,943	2,033	2,622
Shareholders’ equity:
Preferred equity	-53%	1,128	2,377	2,057	1,503	1,582
Common equity	+7%	4,924	4,608	4,591	4,190	4,920
Noncontrolling interests	-50%	(3)	(2)	(1)	17	27

Performance Ratios
Return on average assets		0.66%	0.63%	(0.57)%	(2.25)%	(0.50)%
Return on average common equity		3.76%	3.32%	(9.26)%	(28.35)%	(5.69)%
Net interest margin		3.57%	3.77%	3.70%	3.91%	4.15%

Capital Ratios[1]
Equity to assets		10.90%	13.14%	13.02%	11.17%	11.85%
Tier 1 leverage		10.96%	13.40%	12.56%	10.38%	9.99%
Tier 1 risk-based capital		13.38%	16.13%	14.78%	10.53%	10.22%
Total risk-based capital		15.05%	18.06%	17.15%	13.28%	14.32%
Tangible common equity		7.09%	6.77%	6.99%	6.12%	5.89%
Tangible equity		9.15%	11.33%	11.10%	9.16%	8.91%

Selected Information
Average common and common-equivalent shares (in thousands)		183,236	182,605	166,054	124,443	108,908
Common dividend payout ratio		4.14%	4.80%	na	na	na
Full-time equivalent employees		10,368	10,606	10,524	10,529	11,011
Commercial banking offices		480	486	495	491	513
ATMs		585	589	601	602	625

[1]	At year-end.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY
Company Overview
Zions Bancorporation (“the Parent”) and subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) together comprise a $56 billion financial holding company headquartered in Salt Lake City, Utah. The Company is considered a “systemically important” financial institution under the Dodd-Frank Act.

•
As of December 31, 2012, the Company was the 20th largest domestic bank holding company in terms of deposits and is included in the S&P 500 and NASDAQ Financial 100 indices. It is the largest independent regional banking company in the western U.S.

•	At December 31, 2012, the Company operated banking businesses through 480 domestic branches in ten western and southwestern states.

•	The Company ranked in the top 10 nationally for loans provided to small businesses, under both the Small Business Administration’s 7(a) and 504 programs.

•
It has been awarded numerous “Excellence” awards by Greenwich Associates, having received 13 awards for the 2012 survey. Only 11 banks received more than 10 awards, while the nation’s largest banks received a median three such awards.

•	The Company provides also public finance, wealth management and brokerage services.

•	Revenues and profits are primarily derived from commercial customers.

Long-Term Strategy
We strive to maintain a local community/regional bank approach for customer-facing elements of our business. We believe that our target customers, consisting largely of small and mid-sized businesses, appreciate local branding, product customization and speedy decision-making by local management. By retaining a significant degree of autonomy in product offerings and pricing, we believe our banks have a sustainable competitive advantage over larger national banks where loan and deposit products are often homogeneous. However, we strive to centralize noncustomer facing operations, such as risk and capital management, and technology and operations. By centralizing many of these functions, we believe we can generally achieve greater economies of scale and stronger risk management, and that our portfolio of community banks has superior access to the capital markets, investment portfolio and treasury management, liquidity resources, and technological advances than do smaller independent community banks.

Our strategy is driven by four key factors:

•	focus on growth markets;

•	maintain a sustainable competitive advantage over large national and global banks by keeping many decisions that affect customers local;

•	maintain a sustainable competitive advantage over community banks through superior products, productivity, efficiency and a lower cost of capital; and

•	centralize and standardize policies and oversight of key risks, technology and operations.

Focus on Growth Markets

The Company seeks to grow both organically and through acquisitions in growth markets. The states in our geographic footprint have experienced higher rates of economic growth than other states. Our footprint is well diversified by industry, strong business formation rates, real estate development and general economic expansion. While some states in our footprint experienced a significant slowing in economic activity during the recent recession, others have experienced above-average growth and stronger resistance to the economic downturn. We believe the Company can continue to experience above-average revenue growth in the long term, in part because the majority of our footprint is concentrated in states that have above average GDP, population, and job growth, and where the economies are well diversified.

•
GDP growth in our footprint has exceeded nominal U.S. GDP by an average of 1.1% per year (compounded) over the last ten years; i.e., from 2001-2011, nominal U.S. GDP grew by 3.9%, while nominal GDP in Zions’ footprint (weighted by 12/31/12 assets) grew by 5.1%.

•
Job creation within the Zions footprint greatly exceeded the national rate during the past ten years. U.S. nonfarm payroll jobs increased by 3.4% during the last ten years; however, job creation in Zions’ footprint increased by 11.4%.

The higher economic growth indicators of GDP and job creation in our footprint are driven by the economies of Texas, California and Utah where more than 75% of the Company’s assets are located.

Texas has a well diversified economy that is the third largest in the United States. Significant drivers of its growth are the energy, health care, manufacturing, real estate, and computer technology sectors. These sectors have propelled the Texas economy to outperform the nation, as employers have added jobs in the past 12 months, which has resulted in the unemployment rate declining to 6.1% compared to the national rate of 7.8%. Amegy’s three primary markets, Houston, Dallas and San Antonio, experienced job growth in 2012. Amegy has $13 billion in assets, which represent 24% of the Company’s assets. In addition, the Texas economic environment benefits from business-friendly growth policies, affordable housing markets, and a relatively small percentage of homeowner borrowers in a negative equity situation. See “Business Segment Results” on page 44 for further discussion on the 2012 performance of Amegy.

California’s economy is the largest in the United States, representing approximately 13% of the nation’s GDP and is based on a diverse group of business sectors. The state has been experiencing improvements in residential and CRE values. Additionally, voters recently approved increases in taxes to shore up the state’s budget shortfall. However, state and local finances remain under strain; California has one of the lowest state credit ratings, and several major municipalities filed for or remained under bankruptcy protection in 2012. California Bank & Trust’s (“CB&T”) primary markets – the major metropolitan areas in California including the San Francisco Bay area, Los Angeles County, Orange County, and San Diego – continued to experience economic improvements in 2012 compared to 2011. CB&T has approximately $11 billion in assets, which represent 20% of the Company’s assets. Trends in unemployment, home foreclosures, and bank credit problems continue to improve throughout California, resulting in corresponding reductions in problem credits and nonperforming assets at CB&T. The state’s unemployment rate declined from its peak as follows – 12.4% in October 2010, 11.2% in December 2011, and 9.8% in December 2012 – but remains well above the 7.8% national average. Unemployment rates are much lower in CB&T’s primary markets compared to the state as a whole. See “Business Segment Results” on page 44 for further discussion on the 2012 performance of CB&T.

The Utah economy is primarily based on the energy, agriculture, real estate, computer technology, education, health care, and financial services sectors. During 2012, Utah employment grew at a 2.9% rate compared to the national employment growth rate of 1.4%. This growth decreased Utah’s overall unemployment rate to 5.2% in 2012 from 5.8% in 2011. Zions Bank is the second largest full-service commercial bank in the state of Utah as measured by domestic deposits, and operates in all submarkets of the state. Zions Bank has approximately $18 billion in assets, which represent 32% of the Company’s assets. In addition, the Utah state government has been recognized for its policies promoting a business-friendly climate, providing a predictable and stable tax policy, and controlling government spending levels. See “Business Segment Results” on page 44 for further discussion on the 2012 performance of Zions Bank.

Keep Decisions That Affect Customers Local
We believe that over the long term, ensuring that local management teams retain the authority over many of the decisions that affect their customers is a strategy that ultimately generates superior growth in our banking businesses, as supported by stronger organic loan and deposit growth relative to other banks.

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

•	This structure helps to ensure that many of the decisions related to customers are made at a local level:

◦	branding and marketing strategies;

◦	product offerings and pricing;

◦	credit decisions (within the limits of established corporate policy); and

◦	relationship management strategies and the integration of various business lines.

Maintain a Sustainable Competitive Advantage Over Community Banks
To create a sustainable competitive advantage over other smaller community banks, we focus on achieving product selection, productivity, economies of scale, availability of liquidity, and a lower cost of capital. Compared to community banks:

•	We use the combined scale of all of our banking operations to create a broad product offering.

•	Our larger capital base and product offerings allows us to lend to business customers of a wide range of sizes, from small businesses to large companies.

•
For certain products for which economies of scale are believed to be critical, the Company “manufactures” the product centrally or is able to obtain services from third-party vendors at lower costs due to volume-driven pricing power.

•
Our combined size and diversification affords us superior access to the capital markets for debt and equity financing; over the long term, this advantage has historically, and should in the future, result in a lower cost of capital than our subsidiary banks could achieve on their own.

Centralize and Standardize Policies and Oversight of Key Risks
We seek to standardize policies and practices related to the management of key risks in order to assure a consistent risk profile in an otherwise decentralized management model. Among these key risks and functions are credit, interest rate, liquidity, and market risks.

•	The Company conducts regular stress testing of the loan portfolio using multiple economic scenarios. Such tests help to identify pockets of risk and enable management to reduce risk.

•	The Company oversees credit risk using a single credit policy and specialists in business, commercial real estate consumer lending, and in concentration risk management.

•	The Company regularly measures interest rate and liquidity risk and uses capital markets instruments to adjust risks to within Board-approved levels.

•	The Company centrally monitors and oversees operational risk. Centralized internal audit, credit examination, and compliance functions test compliance with established policies.

MANAGEMENT’S OVERVIEW OF 2012 PERFORMANCE
The Company reported net earnings applicable to common shareholders for 2012 of $178.6 million or $0.97 per diluted common shared compared to $153.4 million or $0.83 per diluted common share for 2011.

While we are encouraged with the 2012 results, we are also encouraged by future opportunities to expand our return on equity through both financing and operating channels.

Areas Experiencing Strength in 2012

•
The Company improved its profitability, generating a 5.18% tangible return on average tangible common equity compared to 4.72% in 2011. Two major items had a significant adverse impact on profitability during the year: 1) amortization of the discount related to convertible subordinated debt, and 2) securities impairment losses on investment securities, net of securities gains. Together, these items reduced earnings by approximately $148.1 million pretax.

•
Common equity Tier 1 capital improved and we began to reduce the cost of our high-cost capital structure (see Chart 3). In 2012, we fully redeemed our $1.4 billion TARP CPP preferred stock. We also refinanced our Series E preferred shares with the lower-cost Series F preferred shares, which resulted in an annualized $91 million preferred dividend expense in the fourth quarter of 2012 compared to an annualized $178 million preferred dividend expense in the fourth quarter of 2011. Our Common Equity Tier 1 ratio further improved to 9.80% at December 31, 2012.

•
Asset quality improved significantly, with the Company experiencing a 30% decline in nonperforming lending-related assets (see Chart 2) and a 66% decline in net charge-offs. As a result, credit costs, including the provision for loan losses, other real estate expense, and credit-related expense, declined more than 60%.

•
Loans, our primary revenue driver, increased $407 million, or 1.1%, compared to December 31, 2011, including increases of $809 million in commercial and industrial, $429 million in 1-4 family residential, and $180 million in commercial real estate term loans. This loan growth came despite the net run-off of $570 million in owner occupied loans, $326 million in construction and land development loans, and $223 million in FDIC-supported loans, all of which were planned reductions to reduce risk. Unfunded lending commitments increased $1.7 billion in 2012, which is expected to result in improved loan growth in 2013.

•
Despite a difficult interest rate environment and modest loan growth, we successfully maintained relatively stable net interest income in 2012 compared to 2011 (see Chart 1). We also worked to contain operating costs. Noninterest expense, excluding other real estate and credit-related expenses, was relatively stable during the year, increasing at a rate less than inflation of only 0.4%.

Areas Experiencing Weakness in 2012

•
Our net interest margin declined to 3.57% from 3.77% in 2011, but continued to remain reasonably strong relative to other peer banks. This decline was predominately due to the substantial increase in low-yielding money market investments, which was driven by a strong increase in noninterest-bearing demand deposits. Additional pressure on the NIM in 2012 was also due to loan maturities and resets. Many loans that were originated in prior years had higher rates than market rates during 2012, and thus when such loans mature or the rates reset, the yield frequently declines compared to the prior yield.

•
High cost debt and preferred equity weighed significantly on returns. The high cost of debt and preferred equity is a byproduct of our efforts to stabilize the Company’s capital base during the recent recession. While we issued fewer common shares than many banks to shore up our capital base, we did issue high cost debt and perpetual preferred stock.

•
While some credit quality ratios, such as net charge-offs as a percentage of average loans, have improved to pre-recession levels, other ratios, such as nonperforming lending-related assets as a percentage of loans and other real estate owned, are still inferior to long-term averages.

Areas of Focus for 2013

•	Reduce costs related to high-cost debt and preferred equity, as previously discussed.

•	Increase the loan growth rate, primarily through continued strong business lending and additional growth in residential mortgage lending.

•	Further reduce nonaccrual and classified loans.

•	Increase fee income through changes to product pricing, improved product distribution, and improved cross sales.

•	Carefully manage expenses, including expenses related to loan quality other than the provision for loan losses, e.g., other real estate and credit-related expenses.

Schedule 1 presents the key drivers of the Company’s performance during 2012 and 2011:

Schedule 1
KEY DRIVERS OF PERFORMANCE
2012 COMPARED TO 2011

Driver	2012	2011	Change better/(worse)

	(In billions)
Average net loans and leases	$37.0	$36.9	0.27%
Average money market investments	7.9	5.4	46%
Average noninterest-bearing deposits	16.7	14.5	15%
Average total deposits	43.4	41.3	5%

	(In millions)
Net interest income	$1,731.9	$1,756.2	(1)%
Provision for loan losses	(14.2)	(74.5)	81%
Net impairment losses on investment securities	(104.1)	(33.7)	(209)%
Other noninterest income	524.0	531.9	(1)%
Noninterest expense	1,596.0	1,658.6	4%

Nonaccrual loans [2]	648	911	29%

Net interest margin	3.57%	3.77%	(20) bps
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned [1]	1.96%	2.83%	87 bps
Ratio of total allowance for credit losses to net loans and leases outstanding	2.66%	3.10%	44 bps
Common equity Tier 1 capital ratio	9.80%	9.57%	23 bps
1 Includes loans for sale
2 Includes FDIC-supported loans

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

Fair Value Estimates
The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase consistency and comparability in fair value measures, current accounting guidance has established a three-level hierarchy to prioritize the valuation inputs among (1) observable inputs that reflect quoted prices in active markets, (2) inputs other than quoted prices with observable market data, and (3) unobservable data such as the Company’s own data or single dealer nonbinding pricing quotes.

When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, the related life of the asset and applicable growth rate, the risk of nonperformance, and other related assumptions.

The selection and weighting of the various fair value techniques may result in a fair value higher or lower than carrying value. Considerable judgment may be involved in determining the amount that is most representative of fair value.

For assets and liabilities recorded at fair value, the Company’s policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those items where there is an active market. In certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Company is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. The models used to determine fair value adjustments are periodically evaluated by management for relevance under current facts and circumstances.

Changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Company would use valuation techniques requiring more management judgment to estimate the appropriate fair value.

Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary measure of accounting. Fair value is used on a nonrecurring basis to measure certain assets or liabilities (including HTM securities, loans held for sale, and OREO) for impairment or for disclosure purposes in accordance with current accounting guidance.

Impairment analysis also relates to long-lived assets, goodwill, and core deposit and other intangible assets. An impairment loss is recognized if the carrying amount of the asset is not likely to be recoverable and exceeds its fair value. In determining the fair value, management uses models and applies the techniques and assumptions previously discussed.

Investment securities are valued using several methodologies which depend on the nature of the security, availability of current market information, and other factors. Certain CDOs are valued using an internal model and the assumptions are analyzed for sensitivity. “Investment Securities Portfolio” on page 49 provides more information regarding this analysis.

Investment securities are reviewed formally on a quarterly basis for the presence of OTTI. The evaluation process takes into account current market conditions, the fair value of the security, and many other factors. The decision to deem these securities OTTI is based on a specific analysis of the structure of each security and an evaluation of the underlying collateral. OTTI is considered to have occurred if (1) we intend to sell the security; (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria.

Notes 1, 5, 7, 9 and 20 of the Notes to Consolidated Financial Statements and “Investment Securities Portfolio” on page 49 contain further information regarding the use of fair value estimates.

Allowance for Credit Losses
The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but which have not been specifically identified. The determination of the appropriate level of the allowance is based on periodic evaluations of the portfolios. This process includes a quantitative analysis, as well as a qualitative review of its results. The qualitative review requires a significant amount of judgment, and is described in more detail in Note 6 of the Notes to Consolidated Financial Statements.

The reserve for unfunded lending commitments provides for potential losses associated with off-balance sheet lending commitments and standby letters of credit. The reserve is estimated using the same procedures and methodologies as for the allowance for loan losses, plus assumptions regarding the probability and amount of unfunded commitments being drawn.

There are numerous components that enter into the evaluation of the allowance for loan losses, which includes a quantitative and a qualitative process. Although we believe that our processes for determining an appropriate level for the allowance adequately address the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses. As an example, if a total of $1.5 billion of Pass grade loans were to be immediately classified as Special Mention, Substandard or Doubtful (as defined in Note 6 of the Notes to Consolidated Financial Statements) in the same proportion and in the same loan categories as the existing criticized and classified loans to the whole portfolio, the quantitatively determined amount of the allowance for loan losses at December 31, 2012 would increase by approximately $76 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process.

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

Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 64 contain further information and more specific descriptions of the processes and methodologies used to estimate the allowance for credit losses.

Accounting for Goodwill
Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with current accounting guidance. We perform this annual test as of October 1 of each year, or more often if events or circumstances indicate that carrying value may not be recoverable. The goodwill impairment test for a given reporting unit (generally one of our subsidiary banks) compares its fair value with its carrying value. If the carrying amount exceeds fair value, an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired.

To determine the fair value, we generally use a combination of up to three separate methods: comparable publicly traded financial service companies (primarily banks and bank holding companies) in the western and southwestern states (“Market Value”); where applicable, comparable acquisitions of financial services companies in the western and southwestern states (“Transaction Value”); and the discounted present value of management’s estimates of future cash flows. Critical assumptions that are used as part of these calculations include:

•	selection of comparable publicly traded companies based on location, size, and business focus and composition;

•	selection of market comparable acquisition transactions based on location, size, business focus and composition, and date of the transaction;

•	the discount rate, which is based on Zions estimate of its cost of capital, applied to future cash flows;

•	the potential future earnings and cash flows of the reporting unit;

•	the relative weight given to the valuations derived by the three methods described; and

•	the control premium associated with reporting units.
We apply a control premium in the Market Value approach to determine the reporting units’ equity values. Control premiums represent the ability of a controlling shareholder to change how the Company is managed and can cause the fair value of a reporting unit as a whole to exceed its market capitalization. Based on a review of historical bank acquisition transactions within the Company’s geographic footprint, and a comparison of the target banks’ market values 30 days prior to the announced transaction to the deal value, we have determined that a control premium of 25% was appropriate at the most recent test date.

Since estimates are an integral part of the impairment computations, changes in these estimates could have a significant impact on any calculated impairment amount. Estimates include economic conditions, which impact the assumptions related to interest and growth rates, loss rates and imputed cost of equity capital. The fair value estimates for each reporting unit incorporate current economic and market conditions, including Federal Reserve monetary policy expectations and the impact of legislative and regulatory changes. Additional factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, loan losses, changes in growth trends, cost structures and technology, changes in equity market values and merger and acquisition valuations, and changes in industry conditions.

Weakening in the economic environment, a decline in the performance of the reporting units or other factors could cause the fair value of one or more of the reporting units to fall below carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management’s expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Company’s regulatory capital ratios, tangible common equity ratio, or liquidity position.

During the fourth quarter of 2012, we performed our annual goodwill impairment evaluation of the entire organization, effective October 1, 2012. Upon completion of the evaluation process, we concluded that the Commerce Bank of Oregon was the only one of our subsidiary banks that was impaired. The Company recorded an impairment charge of $1 million, which was the total amount of goodwill associated with that subsidiary. Furthermore, the evaluation process determined that the fair values of Amegy, CB&T, and Zions Bank exceeded their carrying values by 18%, 33% and 15%, respectively. Additionally, we performed a hypothetical sensitivity analysis on the discount rate assumption to evaluate the impact of an adverse change to this assumption. If the discount rate applied to future earnings were increased by 100 bps, then the fair values of Amegy, CB&T, and Zions Bank would exceed their carrying values by 12%, 28%, and 5%, respectively. Note 9 of the Notes to Consolidated Financial Statements contains additional information related to goodwill.

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

We record all derivatives at fair value on the balance sheet. When quoted market prices are not available, the valuation of derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. These future net cash flows, however, are susceptible to change due primarily to fluctuations in interest rates (most significantly), and foreign exchange rates. As a result, the estimated values of these derivatives will change over time as cash is received and paid and as market conditions change. As these changes take place, they may have a positive or negative impact on our estimated valuations.

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

Notes 1, 7 and 20 of the Notes to Consolidated Financial Statements and “Interest Rate and Market Risk Management” on page 78 contain further information on our use of derivatives and the methodologies used to estimate fair value.

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

The Company had net Deferred Tax Assets (“DTAs”) of $406 million at December 31, 2012, compared to $509 million at December 31, 2011. The most significant portions of the deductible temporary differences relate to (1) the allowance for loan losses and (2) fair value adjustments or impairment write-downs related to securities. No valuation allowance has been recorded as of December 31, 2012 related to DTAs except for a full valuation reserve related to certain acquired net operating losses from an immaterial nonbank subsidiary. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to (1) carry back net operating losses to prior tax periods, (2) implement tax planning strategies that are prudent and feasible, (3) utilize the reversal of taxable temporary differences to offset deductible temporary differences, and (4) generate future taxable income.

After considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed.

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are also reassessed on a regular basis. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. The Company has tax reserves at December 31, 2012 of approximately $1.8 million, net of federal and/or state benefits, for uncertain tax positions primarily for various state tax contingencies in several jurisdictions.

Note 14 of the Notes to Consolidated Financial Statements and “Income Taxes” on page 31 contain additional information.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 2 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued but not yet required to be adopted. Where applicable, the other Notes to Consolidated Financial Statements and MD&A discuss new accounting pronouncements adopted during 2012 to the extent they materially affect the Company’s financial condition, results of operations, or liquidity.

RESULTS OF OPERATIONS
In 2012, the Company reclassified credit card interchange fee income from interest and fees on loans to other service charges, commissions and fees. Additionally, income on factored receivables was reclassified from other service charges, commissions and fees to interest and fees on loans. There was no change in net earnings for any prior year presented and the reclassification did not significantly impact the Company’s net interest margin. See Note 1 of the Notes to Consolidated Financial Statements for additional information.
The Company reported net earnings applicable to common shareholders for 2012 of $178.6 million, or $0.97 per diluted share, compared to $153.4 million, or $0.83 per diluted share for 2011. The following changes had a favorable impact on net earnings:

•	$60.3 million decrease in the provision for loan losses;

•	$57.8 million decrease in other real estate expense;

•	$20.5 million decrease in FDIC premiums;

•	$13.4 million increase in dividends and other investment income; and

•	$11.9 million increase in loan sales and servicing income.
The impact of these items was partially offset by the following:

•	$70.4 million increase in net impairment losses on investment securities;

•	$24.2 million decrease in net interest income;

•	$16.8 million increase in fair value and nonhedge derivative loss;

•	$16.5 million decrease in other noninterest income; and

•	$13.7 million increase in the provision for unfunded lending commitments.

The Company reported net earnings applicable to common shareholders for 2011 of $153.4 million, or $0.83 per diluted share, compared to a net loss applicable to common shareholders of $412.5 million, or $2.48 per diluted share for 2010. The significant improvement in net earnings was mainly caused by the following favorable changes:

•	$778.2 million decrease in the provision for loan losses;

•	$67.2 million decrease in other real estate expense;

•	$51.7 million decrease in net impairment losses on investment securities;

•	$41.9 million increase in net interest income; and

•	$38.1 million decrease in FDIC premiums.
The impact of these items was partially offset by the following:

•	$305.4 million increase in income tax expense;

•	$48.9 million increase in salaries and employee benefits;

•	$47.5 million increase in preferred stock dividends;

•	$25.3 million decrease in service charges and fees on deposit accounts; and

•	$14.5 million decrease in gain on subordinated debt exchange.
During 2009, the Company executed a subordinated debt modification and exchange transaction. The original discount on the resulting convertible subordinated debt was $679 million and the remaining discount at December 31, 2012 was $149 million. It included the following components:

•	the fair value discount on the debt; and

•	the value of the beneficial conversion feature which added the right of the debt holder to convert the debt into preferred stock.
The discount associated with the convertible subordinated debt is amortized to interest expense using the interest method over the remaining term of the subordinated debt (referred to herein as “discount amortization”). When holders of the convertible subordinated notes convert into preferred stock, the rate of amortization is accelerated by immediately expensing any unamortized discount associated with the converted debt (referred to herein as “accelerated discount amortization”).

Excluding the impact of these noncash expenses, income before income taxes and subordinated debt conversions for 2012 was $616.4 million compared to $682.8 million for 2011, as shown in Schedule 2:

Schedule 2
IMPACT OF CONVERTIBLE SUBORDINATED DEBT

(In millions)	Year Ended December 31,
	2012	2011	2010

Income (loss) before income taxes (GAAP)	$541.6	$521.3	$(403.1)
Convertible subordinated debt discount amortization	43.3	46.0	58.0
Accelerated convertible subordinated debt discount amortization	31.5	115.6	172.4
Income (loss) before income taxes and subordinated debt conversions (non-GAAP)	$616.4	$682.9	$(172.7)
The impact of the conversion of subordinated debt into preferred stock is further discussed in “Capital Management” on page 88.

Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of the Company’s revenue. For 2012, taxable-equivalent net interest income was $1,750.2 million, compared to $1,776.4 million and $1,736.0 million for 2011and 2010, respectively. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.
Net interest margin in 2012 vs. 2011
The net interest margin was 3.57% and 3.77% for 2012 and 2011, respectively. The 20 bps decrease was primarily caused by:

•	lower yields on loans; and

•	increased balance of low-yielding money market investments.
The impact of these items was partially offset by the following favorable developments:

•	decreased accelerated amortization on convertible subordinated debt; and

•	lower cost of funding due to continued favorable change in the mix of funding sources and rates.
Even though the Company’s average loan portfolio, excluding FDIC-supported loans, was $359 million higher in 2012 than in the previous year, the average interest rate earned on those assets was 41 bps lower. The decline in interest income was primarily caused by (1) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (2) maturing loans, many of which had rate floors, being replaced with new loans at lower original coupons and/or lower floors compared to the rates at which loans were originated when spreads were higher.
During 2012, most of the Company’s excess liquidity was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments increased to 16.2% of total interest-earning assets in 2012 compared to 11.4% in the previous year. The average rate earned by these investments was 0.27% in 2012, essentially unchanged from 2011.
Noninterest-bearing demand deposits provided the Company with low cost funding and comprised 38.4% of average total deposits in 2012 compared to 35.2% in 2011. Additionally, the average rate paid on interest-bearing deposits in 2012 decreased by 18 bps from the previous year.
Net interest margin in 2011 vs. 2010
In 2011 the net interest margin increased by 7 bps to 3.77% compared to 3.70% in 2010. The increase was primarily caused by:

•	lower amortization and accelerated amortization expense on convertible subordinated debt;

•	lower rates paid on interest-bearing deposits; and

•	lower cost of funding due to favorable change in the mix of funding sources and rates.
The impact of these positive developments was partially offset by:

•	decreased loan portfolio and lower yields on loans; and

•	increased balance of, and lower rates earned on low-yielding money market investments.
The average rate paid on interest-bearing deposits declined 21 bps to 0.48% in 2011 from 0.69% in 2010. The decline in interest rates paid during 2011 reflects a lower interest rate environment, and management’s efforts to control excess liquidity while preserving key customer relationships. Average noninterest-bearing demand deposits increased during 2011 and were 35.2% of average total deposits compared to 31.9% in 2010.

The average loan portfolio, excluding FDIC-supported loans, decreased to $36.0 billion in 2011 from $37.1 billion in 2010. The average interest rate earned on these loans declined 20 bps to 5.34% in 2011 from 5.54% in 2010.
Chart 4 illustrates recent trends in the net interest margin and the average federal funds rate.
See “Interest Rate and Market Risk Management” on page 78 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and associated risk.
The spread on average interest-bearing funds was 3.16%, 3.21%, and 3.08% for 2012, 2011, and 2010, respectively. The spread on average interest-bearing funds for 2012 was affected by the same factors that had an impact on the net interest margin.
We believe the following factors may positively impact net interest income in the next several quarters: decreased level of nonperforming assets, decreased long-term debt service cost, and moderate loan growth. However, net loan growth has proven to be difficult to forecast, even though our pipelines and new commitment originations remain relatively strong. We also believe the following factors may adversely affect net interest income: competitive loan pricing conditions, lower yields on resetting or maturing older loans, and declines in the reference index rates for adjustable rate loans. On balance, we expect the trend in net interest income to be generally stable for the next several quarters.

The unamortized discount on the convertible subordinated debt was $149 million as of December 31, 2012, or 32.6% of the $458 million of remaining outstanding convertible subordinated notes, and will be amortized to interest expense over the remaining life of the debt using the interest method. At December 31, 2011 the unamortized discount on the convertible subordinated debt was $224 million, or 41% of the $547 million of convertible subordinated notes which were outstanding at that time.

The Company expects to remain “asset-sensitive” with regard to interest rate risk. The current period of historically low interest rates has lasted for several years. During this time, the Company has maintained an interest rate risk position that is more asset sensitive than it was prior to the economic crisis, and more than most peers, and it expects to maintain this more asset sensitive position for what may be a prolonged period. With interest rates at historically low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. See ”Interest Rate Risk” on page 79 for additional information.

Schedule 3 summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

Schedule 3
DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY
AVERAGE BALANCE SHEETS, YIELDS AND RATES

	2012			2011
(Amounts in millions)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$7,930	$21.1	0.27%	$5,356	$13.8	0.26%
Securities:
Held-to-maturity	774	42.3	5.47	818	44.7	5.47
Available-for-sale	3,047	94.2	3.09	3,895	89.6	2.30
Trading account	24	0.7	3.13	58	2.0	3.45
Total securities	3,845	137.2	3.57	4,771	136.3	2.86
Loans held for sale	187	6.6	3.51	146	5.7	3.94
Loans [2]:
Loans and leases	36,400	1,796.1	4.93	36,041	1,924.5	5.34
FDIC-supported loans	637	95.9	15.06	856	128.5	15.01
Total loans	37,037	1,892.0	5.11	36,897	2,053.0	5.56
Total interest-earning assets	48,999	2,056.9	4.20	47,170	2,208.8	4.68
Cash and due from banks	1,102			1,056
Allowance for loan losses	(986)			(1,272)
Goodwill	1,015			1,015
Core deposit and other intangibles	60			78
Other assets	3,089			3,363
Total assets	$53,279			$51,410
LIABILITIES
Interest-bearing deposits:
Saving and money market	$22,061	52.3	0.24	$21,476	84.8	0.39
Time	3,208	23.1	0.72	3,750	35.6	0.95
Foreign	1,493	4.7	0.31	1,515	8.1	0.53
Total interest-bearing deposits	26,762	80.1	0.30	26,741	128.5	0.48
Borrowed funds:
Securities sold, not yet purchased	8	0.2	2.58	33	1.4	4.21
Federal funds purchased and security repurchase agreements	471	0.6	0.13	653	0.8	0.12
Other short-term borrowings	19	0.6	2.96	146	4.5	3.08
Long-term debt	2,235	225.2	10.08	1,913	297.2	15.54
Total borrowed funds	2,733	226.6	8.29	2,745	303.9	11.07
Total interest-bearing liabilities	29,495	306.7	1.04	29,486	432.4	1.47
Noninterest-bearing deposits	16,668			14,531
Other liabilities	605			523
Total liabilities	46,768			44,540
Shareholders’ equity:
Preferred equity	1,768			2,257
Common equity	4,745			4,614
Controlling interest shareholders’ equity	6,513			6,871
Noncontrolling interests	(2)			(1)
Total shareholders’ equity	6,511			6,870
Total liabilities and shareholders’ equity	$53,279			$51,410
Spread on average interest-bearing funds			3.16%			3.21%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,750.2	3.57%		$1,776.4	3.77%
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

2010			2009			2008
Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

$4,085	$11.0	0.27%	$2,380	$7.9	0.33%	$1,889	$47.8	2.53%

866	44.3	5.12	1,263	66.9	5.29	1,516	101.3	6.68
3,416	91.5	2.68	3,313	104.2	3.14	3,266	162.1	4.97
61	2.2	3.64	75	2.7	3.65	43	1.9	4.41
4,343	138.0	3.18	4,651	173.8	3.73	4,825	265.3	5.50
187	8.9	4.78	226	11.0	4.88	182	10.1	5.52

37,116	2,056.1	5.54	40,511	2,269.7	5.60	40,835	2,660.9	6.52
1,210	114.4	9.46	1,058	64.4	6.09	—	—
38,326	2,170.5	5.66	41,569	2,334.1	5.62	40,835	2,660.9	6.52
46,941	2,328.4	4.96	48,826	2,526.8	5.17	47,731	2,984.1	6.25
1,214			1,245			1,380
(1,556)			(1,105)			(547)
1,015			1,174			1,937
101			125			137
3,912			3,783			3,124
$51,627			$54,048			$53,762

$22,039	126.5	0.57	$22,548	238.0	1.06	$18,185	370.6	2.04
4,747	59.8	1.26	7,235	168.0	2.32	7,077	258.1	3.65
1,626	9.8	0.60	2,011	18.7	0.93	3,166	84.2	2.66
28,412	196.1	0.69	31,794	424.7	1.34	28,428	712.9	2.51

40	1.8	4.50	41	2.2	5.22	33	1.6	4.82
920	1.4	0.16	1,923	5.7	0.30	2,733	53.3	1.95
189	9.3	4.93	305	6.8	2.24	4,699	124.0	2.64
1,980	383.8	19.38	2,438	178.4	7.32	2,577	110.5	4.29
3,129	396.3	12.67	4,707	193.1	4.10	10,042	289.4	2.88
31,541	592.4	1.88	36,501	617.8	1.69	38,470	1,002.3	2.61
13,318			11,053			9,145
576			558			578
45,435			48,112			48,193

1,732			1,558			432
4,452			4,354			5,108
6,184			5,912			5,540
8			24			29
6,192			5,936			5,569
$51,627			$54,048			$53,762
		3.08%			3.48%			3.64%
	$1,736.0	3.70%		$1,909.0	3.91%		$1,981.8	4.15%

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

Schedule 4
ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2012 over 2011			2011 over 2010
	Changes due to		Total changes	Changes due to		Total changes
(Amounts in millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments	$6.7	$0.6	$7.3	$3.1	$(0.3)	$2.8
Securities:
Held-to-maturity	(2.4)	—	(2.4)	(2.4)	2.8	0.4
Available-for-sale	(19.5)	24.1	4.6	11.0	(12.9)	(1.9)
Trading account	(1.1)	(0.2)	(1.3)	(0.1)	(0.1)	(0.2)
Total securities	(23.0)	23.9	0.9	8.5	(10.2)	(1.7)
Loans held for sale	1.5	(0.6)	0.9	(1.6)	(1.6)	(3.2)
Loans [2]:
Loans and leases	19.3	(147.7)	(128.4)	(57.5)	(74.1)	(131.6)
FDIC-supported loans	(32.9)	0.3	(32.6)	(33.4)	47.5	14.1
Total loans	(13.6)	(147.4)	(161.0)	(90.9)	(26.6)	(117.5)
Total interest-earning assets	(28.4)	(123.5)	(151.9)	(80.9)	(38.7)	(119.6)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	0.8	(33.3)	(32.5)	(1.2)	(40.5)	(41.7)
Time	(3.9)	(8.6)	(12.5)	(9.5)	(14.7)	(24.2)
Foreign	—	(3.4)	(3.4)	(0.5)	(1.2)	(1.7)
Total interest-bearing deposits	(3.1)	(45.3)	(48.4)	(11.2)	(56.4)	(67.6)
Borrowed funds:
Securities sold, not yet purchased	(0.6)	(0.6)	(1.2)	(0.3)	(0.1)	(0.4)
Federal funds purchased and security repurchase agreements	(0.2)	—	(0.2)	(0.3)	(0.3)	(0.6)
Other short-term borrowings	(3.8)	(0.1)	(3.9)	(1.3)	(3.5)	(4.8)
Long-term debt	32.4	(104.4)	(72.0)	(10.5)	(76.1)	(86.6)
Total borrowed funds	27.8	(105.1)	(77.3)	(12.4)	(80.0)	(92.4)
Total interest-bearing liabilities	24.7	(150.4)	(125.7)	(23.6)	(136.4)	(160.0)
Change in taxable-equivalent net interest income	$(53.1)	$26.9	$(26.2)	$(57.3)	$97.7	$40.4
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

Provisions for Credit Losses
The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based upon the inherent risks associated with such commitments. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various loan portfolios, the levels of actual charge-offs, credit trends, and external factors. See Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 64 for more information on how we determine the appropriate level for the ALLL and the RULC.

The provision for loan losses for 2012 was $14.2 million compared to $74.5 million and $852.7 million for 2011 and 2010, respectively. The Company continues to exercise caution with regard to the appropriate level of the allowance for loan losses, given the slow economic recovery. However, during the past 24 months, the Company has experienced a significant improvement in credit quality metrics, including lower levels of criticized and classified loans and lower realized loss rates in most loan segments. At December 31, 2012, classified loans were $1.9 billion, compared to $2.3 billion and $3.7 billion at December 31, 2011 and December 31, 2010, respectively. Additionally, construction and land development loans declined to 5.1% of the loan portfolio at December 31, 2012 compared to 6.1% a year earlier.

Net loan and lease charge-offs declined to $155 million in 2012 from $456 million in 2011 and $983 million in 2010. In the fourth quarter of 2012, the annualized ratio of net loan and lease charge-offs to average loans declined to 0.20%, and is approaching prerecessionary levels. The ratio of net loan and lease charge-offs to average loans was 0.17% in 2007. However, net charge-offs were favorably impacted by a relatively high level of recoveries in 2012. Gross charge-offs for the fourth quarter of 2012 were $54.7 million, or 0.59% annualized of average loans. See “Nonperforming Assets” on page 73 and “Allowance and Reserve for Credit Losses” on page 76 for further details.

During 2012, the Company recorded a $4.4 million provision for unfunded lending commitments compared to reductions in the provision of $9.3 million in 2011 and $4.7 million in 2010. The increased provision for 2012 is primarily caused by a higher level of unfunded loan commitments, which outpaced improvements in credit quality. During 2011 and 2010, the credit quality of unfunded loans improved more rapidly than the increase in unfunded loan commitments, allowing the Company to release previously recorded reserves. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as fluctuations in credit quality.

Although classified and nonperforming loan volumes continue to be elevated when compared to long-term historical levels, most measures of credit quality continued to show improvement in 2012. Barring any significant economic downturn, we expect the Company’s credit costs to remain low for the next several quarters. We also anticipate continued declines in balances of criticized and classified loans of most types, and continued low levels of net charge-offs for the next several quarters, compared to the elevated levels experienced from 2008 through 2011.

Noninterest Income
Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. For 2012, noninterest income was $419.9 million compared to $498.2 million in 2011 and $453.6 million in 2010.

Schedule 5 presents a comparison of the major components of noninterest income for the past three years.

Schedule 5
NONINTEREST INCOME

(Amounts in millions)	2012	Percent change	2011	Percent change	2010

Service charges and fees on deposit accounts	$176.4	1.1%	$174.4	(12.7)%	$199.7
Other service charges, commissions and fees	174.4	(6.2)	185.9	4.2	178.4
Trust and wealth management income	28.4	6.4	26.7	(2.9)	27.5
Capital markets and foreign exchange	26.8	(14.6)	31.4	(16.5)	37.6
Dividends and other investment income	55.8	31.6	42.4	28.1	33.1
Loan sales and servicing income	40.0	42.3	28.1	(4.4)	29.4
Fair value and nonhedge derivative loss	(21.8)	(336.0)	(5.0)	68.4	(15.8)
Equity securities gains (losses), net	11.3	73.8	6.5	208.3	(6.0)
Fixed income securities gains, net	19.6	64.7	11.9	7.2	11.1
Impairment losses on investment securities:
Impairment losses on investment securities	(166.3)	(115.1)	(77.3)	50.6	(156.5)
Noncredit-related losses on securities not expected to
be sold (recognized in other comprehensive income)	62.2	42.7	43.6	(38.7)	71.1
Net impairment losses on investment securities	(104.1)	(208.9)	(33.7)	60.5	(85.4)
Gain on subordinated debt exchange	—	—	—	(100.0)	14.5
Other	13.1	(55.7)	29.6	0.3	29.5
Total	$419.9	(15.7)	$498.2	9.8	$453.6

Service charges and fees on deposit accounts remained stable in 2012 when compared to the prior year. In 2011, this revenue decreased by $25.3 million or 12.7% from 2010, primarily due to a decline in nonsufficient funds fees and a decrease in fees earned from business accounts.

Other service charges, commissions, and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees decreased by $11.5 million in 2012 from the prior year. Most of the decline can be attributed to decreased debit card interchange and ATM fees, partially offset by growth in credit card interchange fees and loan fees. See Note 1 of the Notes to the Consolidated Financial Statements for information regarding the reclassification of fees.

On June 29, 2011, the Federal Reserve voted to adopt regulations implementing the Durbin Amendment of The Dodd-Frank Act, which placed limits on debit card interchange fees charged by banks. The Durbin Amendment became effective in the fourth quarter of 2011 and resulted in a significant decrease in other service charges, commissions, and fees during 2012.

Other service charges, commissions, and fees increased $7.5 million in 2011 compared to 2010. Most of the increase can be attributed to increased credit card fees, loan fees and fees earned from other banks’ customers using the Company’s ATMs, partially offset by decreased debit card fees and remote deposit capture licensing fees. The Company sold substantially all of the assets of its NetDeposit subsidiary in the third quarter of 2010, and therefore did not earn any licensing fees in 2011.

Capital markets and foreign exchange includes trading income, public finance fees, foreign exchange income, and other capital market related fees. In 2012 these fees were $26.8 million compared to $31.4 million in the prior year. The decrease was primarily caused by lower income from trading fixed income corporate bonds and decreased foreign exchange income, partially offset by higher fees from municipal bond transactions. In 2012, in anticipation of the adoption of the “Volcker Rule” of the Dodd-Frank Act, the Company discontinued the trading of corporate bonds.

Capital markets and foreign exchange income was $31.4 million in 2011, compared to $37.6 million in 2010. The decrease was caused mainly by lower income from trading fixed income corporate bonds and a reduction in consulting fees related to municipal bond transactions.

Dividends and other investment income consists of revenue from the Company’s bank-owned life insurance program and revenues from other investments. Revenues from other investments include dividends on FHLB and Federal Reserve Bank stock, and earnings from other equity investments including Federal Agricultural Mortgage Corporation and certain alternative venture investments. For 2012, this income increased by 31.6% from the prior year, mainly due to higher earnings from unconsolidated subsidiaries.

Dividends and other investment income increased by 28.1% in 2011 from $33.1 million in 2010. The increase was primarily caused by higher income from several unconsolidated affiliates, partially offset by decreased income from bank-owned life insurance contracts.

Loan sales and servicing income increased by $11.9 million in 2012 or 42.3% from the prior year. The increase is primarily due to larger gains from loan sales. Loan sales and servicing income remained fairly stable from 2010 to 2011.

Fair value and nonhedge derivative loss consists of the following:

Schedule 6
FAIR VALUE AND NONHEDGE DERIVATIVE LOSS

(Amounts in millions)	2012	Percent change	2011	Percent change	2010

Nonhedge derivative income	$(1.5)	(122.1)%	$6.8	(35.2)%	$10.5
Total return swap	(21.7)	(102.8)	(10.7)	53.1	(22.8)
Derivative fair value credit adjustments	1.4	227.3	(1.1)	68.6	(3.5)
Total	$(21.8)	336.0	$(5.0)	68.4	$(15.8)

Fair value and nonhedge derivative losses were $21.8 million in 2012, $5.0 million in 2011, and $15.8 million in 2010. The increased loss in 2012 is mainly due to higher fees related to the TRS agreement and a decrease in income from Eurodollar futures. TRS fees were lower in 2011 than in 2012 and 2010 due to the timing of expense recognition.

During 2012, the Company recorded $11.3 million in equity securities gains, compared to $6.5 million in 2011, and losses of $6.0 million in 2010. The gains recognized in 2012 were primarily attributable to SBIC investments. The gains realized in 2011 were principally due to the sale of BServ, Inc. stock, which the Company acquired in September 2010 when it sold the assets of its NetDeposit subsidiary. The loss incurred in 2010 was primarily the result of valuation losses related to venture fund investments.

The Company recorded $19.6 million of fixed income securities gains in 2012, compared to $11.9 million in 2011 and $11.1 million in 2010. Gains in 2012 and 2011 were primarily the result of cash principal payments received on CDOs that were originally purchased from Lockhart Funding and written down to fair value at the time of purchase. The gains in 2010 are mainly the result of the sale of certain auction rate securities which were previously written down to fair value but sold at par.

The Company recognized net impairment losses on CDO investment securities of $104.1 million in 2012, $33.7 million in 2011 and $85.4 million in 2010. See “Investment Securities Portfolio” on page 49 for additional information.

During 2010, the Company exchanged $55.6 million of nonconvertible subordinated debt for 2,165,391 shares of common stock, resulting in a $14.5 million gain.

Other noninterest income for 2012 was $13.1 million, compared to $29.6 million in 2011. In 2011, the Company received payments from the FDIC related to certain acquired loans which had been determined to be covered by a loss sharing agreement. In 2010, other noninterest income was $29.5 million, which included a $13.7 million pretax gain recognized from the sale of substantially all of the assets of a wholly-owned subsidiary, NetDeposit.
Noninterest Expense
Noninterest expense decreased by 3.8% to $1,596.0 million in 2012 compared to 2011. During the past year, the Company made significant progress in resolving problem loans and improving the credit quality of its loan portfolio, which resulted in significantly lower other real estate and credit-related expenses. The improved credit quality contributed to lower FDIC premiums. Schedule 7 presents a comparison of the major components of noninterest expense for the past three years.

Schedule 7
NONINTEREST EXPENSE

(Amounts in millions)	2012	Percent change	2011	Percent change	2010

Salaries and employee benefits	$885.7	1.3%	$874.3	5.9%	$825.3
Occupancy, net	112.9	0.4	112.5	(1.0)	113.6
Furniture and equipment	109.0	3.1	105.7	4.5	101.1
Other real estate expense	19.7	(74.6)	77.6	(46.4)	144.8
Credit-related expense	50.5	(18.0)	61.6	(13.5)	71.2
Provision for unfunded lending commitments	4.4	147.3	(9.3)	(97.9)	(4.7)
Legal and professional services	52.5	34.6	39.0	(1.3)	39.5
Advertising	25.7	(5.5)	27.2	9.7	24.8
FDIC premiums	43.4	(32.1)	63.9	(37.4)	102.0
Amortization of core deposit and other intangibles	17.0	(15.4)	20.1	(21.2)	25.5
Other	275.2	(3.8)	286.0	3.9	275.2
Total	$1,596.0	(3.8)	$1,658.6	(3.5)	$1,718.3

Salaries and employee benefits increased by 1.3% during 2012 compared to 5.9% in 2011. Salary expense for 2012 included share-based compensation expense of $31.5 million. Bonus and incentive expenses were lower in 2012 than in 2011 because certain long-term incentive compensation plans are no longer expected to pay out, or to pay out at a reduced amount. Additionally, the Company’s workforce declined by 2.2% during 2012.

Salary and bonus expense increased in 2011 by 3.4% from 2010. Most of the increase during 2011 was due to higher base salary and bonus expenses, which resulted from hiring additional staff necessary to meet new regulatory reporting requirements and from the Company’s improved financial performance. Salary expense for 2011 included share-based compensation expense of approximately $29.0 million. Retirement expense and the cost of employee health and other insurance benefits also increased, mainly due to higher retirement related accruals.

Salaries and employee benefits are shown in greater detail in Schedule 8.

Schedule 8
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2012	Percent change	2011	Percent change	2010

Salaries and bonuses	$745.7	1.6%	$733.7	3.4%	$709.5
Employee benefits:
Employee health and insurance	48.6	(1.0)	49.1	13.9	43.1
Retirement	40.8	(4.0)	42.5	58.0	26.9
Payroll taxes and other	50.6	3.3	49.0	7.0	45.8
Total benefits	140.0	(0.4)	140.6	21.4	115.8
Total salaries and employee benefits	$885.7	1.3	$874.3	5.9	$825.3

Full-time equivalent (“FTE”) employees at December 31	10,368	(2.2)	10,606	0.8	10,524

Other real estate expense decreased in 2012 by 74.6% from the prior year. The decrease is primarily due to a 35.9% reduction in OREO balances during the last 12 months, which resulted in reduced holding expenses, as well as lower write-downs of collateral carrying values.

Other real estate expense decreased by 46.4% in 2011 compared to 2010. The decrease is primarily driven by a 48.9% reduction in OREO balances between these two years, lower write-downs of OREO values during work-out, as well as larger net gains from OREO property sales.

Credit related expense includes costs incurred during the foreclosure process prior to the Company obtaining title to collateral and recording an asset in OREO, as well as other out-of-pocket costs related to the management of problem loans and other assets. Credit related expense was $50.5 million in 2012 compared to $61.6 million in 2011. The decrease is primarily attributable to lower property tax and legal costs incurred during work-out. In 2011 credit related expenses were 13.5% lower than in 2010, mainly due to a reduction in collection and foreclosure costs.

Legal and professional services were $13.5 million higher in 2012 than in the previous year. The increase is mostly due to regulatory, legal, and contractual matters. Legal and professional services remained practically unchanged from 2010 to 2011.

FDIC premiums decreased by 32.1% during 2012, following a 37.4% decrease in the prior year. These decreases resulted from the combination of a change in the premium assessment formulas prescribed by the FDIC and improved risk factors employed in those formulas.

Other noninterest expense decreased by $10.8 million in 2012 from the previous year. The decline is primarily the result of lower write-downs of the FDIC indemnification asset attributable to loans purchased from the FDIC in 2009. FDIC-supported loans continued to perform better than expected, including pay-offs and pay-downs. The balance of the FDIC indemnification asset continues to decline although at a slower rate compared to prior years. Other noninterest expense in 2012 included a $1.0 million goodwill impairment.

Other noninterest expense for 2011 increased by 3.9% compared to 2010, primarily as a result of an increased write-down of the FDIC indemnification asset attributable to loans purchased from the FDIC in 2009. FDIC-supported loans continued to perform better than expected and the balance of the FDIC indemnification asset declined.

Impairment Loss on Goodwill
The Company performed a goodwill impairment analysis in the fourth quarter of 2012, and recorded a $1.0 million goodwill impairment loss at The Commerce Bank of Oregon. This goodwill originally arose from the Company’s acquisition of a bank in order to operate a bank in Oregon. In 2012, Oregon law was changed to no longer require the purchase of an existing bank by a bank holding company seeking to enter that state. No goodwill impairment loss was incurred in 2011 or 2010. See Note 9 of the Notes to Consolidated Financial Statements and “Accounting for Goodwill” on page 30 for additional information.

Foreign Operations
Zions Bank and Amegy operate branches in Grand Cayman, Grand Cayman Islands, B.W.I. The foreign branches only accept deposits from qualified domestic customers. While deposits in these branches are not subject to FRB reserve requirements, there are no federal or state income tax benefits to the Company or any customers as a result of these operations.

Foreign deposits at December 31, 2012 and 2011 were $1.8 billion and $1.6 billion, respectively, and averaged $1.5 billion for both 2012 and 2011. Foreign deposits are related to domestic customers of our subsidiary banks.

Income Taxes
The Company’s income tax expense was $193.4 million for 2012 compared to $198.6 million for 2011 and an income tax benefit of $106.8 million for 2010. The Company’s effective income tax rates, including the effects of noncontrolling interests, were 35.6% in 2012, 38.0% in 2011, and 26.7% in 2010. The tax expense rates for 2012 and 2011 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance. These rate reductions were mostly offset by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during both years. However, in 2011, the amount of the nondeductible amortization from conversions of subordinated debt to preferred stock was significantly higher than the amount in 2012, increasing the tax rate for 2011.

As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits provided an income tax benefit of $1.2 million in 2012, $2.4 million in 2011, and $6.0 million in 2010.

The Company had a net DTA balance of approximately $406 million at December 31, 2012, compared to $509 million at December 31, 2011. The decrease in the net DTA resulted primarily from items related to nonaccruing loans, fair value adjustments on securities, NOL utilization, and OREO. The net decrease in DTA was offset by a decrease in the deferred tax liability related to the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock. The Company did not record any additional valuation allowance for GAAP purposes as of December 31, 2012. See Note 14 of the Notes to Consolidated Financial Statements and “Critical Accounting Policies and Significant Estimates” on page 27 for additional information.

BUSINESS SEGMENT RESULTS
The Company manages its banking operations and prepares management reports with a primary focus on its subsidiary banks and the geographies in which they operate. As discussed in the “Executive Summary” on page 22, most of the lending and other decisions affecting customers are made at the local level. Each subsidiary bank holds its own banking charter. Those with national bank charters (Zions Bank, Amegy, NBA, Vectra, and TCBW) are subject to regulatory oversight by the OCC. Those with state charters (CB&T, NSB, and TCBO) are regulated by the FDIC and applicable state authorities. The operating segment identified as “Other” includes the Parent, Zions Management Services Company, certain nonbank financial service subsidiaries, TCBO, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. Note 21 of the Notes to Consolidated Financial Statements contains selected information from the respective balance sheets and statements of income for all segments.

During 2012, the Company’s banking subsidiaries experienced improved financial performance. Common areas of financial performance experienced at various levels of the segments include:

•	improved levels of profitability;

•	declining credit-related costs including reduced provisions for loan losses;

•	slow recovering loan growth; and

•	high levels of deposit growth invested in low-yielding cash-equivalent assets.

Schedule 9
SELECTED SEGMENT INFORMATION

(Dollar amounts in millions)	Zions Bank			CB&T			Amegy
	2012	2011	2010	2012	2011	2010	2012	2011	2010
KEY FINANCIAL INFORMATION
Total assets	$17,930	$17,531	$16,157	$11,069	$10,894	$10,766	$13,119	$12,282	$11,406
Total deposits	15,575	14,905	13,631	9,483	9,192	9,219	10,706	9,731	8,906
Net income (loss)	189.3	150.5	(48.3)	127.1	134.4	58.8	166.7	161.6	58.6
Net interest margin	4.04%	4.53%	4.29%	4.71%	5.17%	5.02%	3.44%	3.95%	4.02%
RISK-BASED CAPITAL RATIOS
Tier 1 leverage	10.58%	11.59%	10.43%	10.37%	10.96%	9.94%	12.03%	14.41%	13.84%
Tier 1 risk-based capital	12.96%	13.37%	11.66%	12.92%	13.81%	12.40%	13.91%	15.99%	15.60%
Total risk-based capital	14.17%	14.61%	12.88%	14.18%	15.08%	13.68%	15.17%	17.26%	16.89%
CREDIT QUALITY
Provision for loan losses	$88.3	$128.3	$350.6	$(7.9)	$(9.5)	$149.9	$(63.9)	$(37.4)	$119.3
Net loan and lease charge-offs	74.4	179.5	321.8	19.8	53.9	152.0	4.6	71.4	157.9
Ratio of net charge-offs to average loans and leases	0.60%	1.41%	2.39%	0.24%	0.65%	1.77%	0.06%	0.91%	2.00%
Allowance for loan losses	$350	$336	$388	$146	$186	$258	$164	$233	$342
Ratio of allowance for loan losses to net loans and leases, at year-end	2.80%	2.64%	3.01%	1.77%	2.22%	3.05%	1.94%	2.89%	4.52%
Nonperforming lending-related assets	$259.0	$287.6	$563.0	$150.7	$200.2	$273.6	$138.8	$248.4	$409.2
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	2.05%	2.23%	4.31%	1.82%	2.37%	3.22%	1.63%	3.07%	5.34%
Accruing loans past due 90 days or more	$2.6	$5.1	$8.9	$54.2	$79.7	$123.3	$3.4	$4.8	$7.8
Ratio of accruing loan past due 90 days or more to net loans and leases	0.02%	0.04%	0.07%	0.66%	0.95%	1.46%	0.04%	0.06%	0.10%

(Dollar amounts in millions)	NBA			NSB			Vectra			TCBW
	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
KEY FINANCIAL INFORMATION
Total assets	$4,575	$4,485	$4,397	$4,061	$4,100	$4,017	$2,511	$2,341	$2,299	$961	$874	$850
Total deposits	3,874	3,731	3,696	3,604	3,546	3,424	2,164	2,004	1,923	791	693	662
Net income (loss)	30.9	25.5	(7.9)	21.8	46.6	(70.3)	18.9	(10.1)	6.6	7.9	2.7	(0.5)
Net interest margin	4.00%	4.14%	4.30%	3.19%	3.41%	3.60%	4.82%	4.92%	5.02%	3.25%	3.52%	3.76%
RISK-BASED CAPITAL RATIOS
Tier 1 leverage	12.12%	13.65%	12.71%	10.30%	11.70%	12.66%	11.52%	11.01%	12.05%	9.39%	10.10%	10.62%
Tier 1 risk-based capital	14.53%	17.71%	16.90%	18.94%	21.58%	21.12%	12.32%	12.52%	12.55%	12.30%	13.63%	12.90%
Total risk-based capital	15.79%	18.98%	18.19%	20.22%	22.89%	22.48%	13.58%	13.79%	13.83%	13.56%	14.90%	14.16%

CREDIT QUALITY
Provision for loan losses	$(0.6)	$9.6	$53.4	$(9.6)	$(38.3)	$133.3	$7.0	$14.0	$28.2	$0.4	$7.8	$17.4
Net loan and lease charge-offs	14.0	54.4	111.8	29.8	55.1	190.5	9.1	32.5	32.3	2.7	9.0	15.7
Ratio of net charge-offs to average loans and leases	0.41%	1.66%	3.33%	1.38%	2.32%	7.48%	0.45%	1.77%	1.72%	0.48%	1.55%	2.72%
Allowance for loan losses	$83	$98	$143	$90	$132	$226	$49	$51	$70	$12	$14	$15
Ratio of allowance for loan losses to net loans and leases, at year-end	2.31%	2.96%	4.36%	4.30%	5.89%	9.42%	2.30%	2.67%	3.84%	2.06%	2.49%	2.65%
Nonperforming lending-related assets	$70.9	$130.1	$209.9	$73.1	$114.7	$250.6	$42.3	$70.7	$100.3	$10.7	$12.0	$20.9
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	1.94%	3.89%	6.22%	3.47%	5.07%	10.31%	1.93%	3.61%	5.44%	1.88%	2.12%	3.64%
Accruing loans past due 90 days or more	$0.6	$3.9	$1.6	$0.9	$0.1	$0.2	$—	$0.1	$0.2	$—	$—	$—
Ratio of accruing loans past due 90 days or more to net loans and leases	0.02%	0.12%	0.05%	0.04%	0.01%	0.01%	—%	—%	0.01%	—%	—%	—%
The above amounts do not include intercompany eliminations.

Zions First National Bank
Zions Bank is headquartered in Salt Lake City, Utah and is primarily responsible for conducting the Company’s operations in Utah and Idaho. Zions Bank is the 2nd largest full-service commercial bank in Utah and the 3rd largest in Idaho, as measured by domestic deposits in these states. Zions Bank conducts the largest portion of the Company’s Capital Markets operations, which include Zions Direct, Inc., fixed income securities trading, correspondent banking, public finance, trust and investment advisory services, and Western National Trust Company.

The net interest margin decreased to 4.04% in 2012 from 4.53% in 2011. Nonperforming lending-related assets decreased 9.9% from the prior year due to extensive efforts to work out problem loans and to sell OREO properties. Additionally, the higher credit quality of loans originated since the beginning of the financial crisis also contributed to the improved credit quality of the portfolio.

The loan portfolio decreased by $261 million during 2012, which included a $73 million decrease in CRE loans, a $24 million decrease in consumer loans, and a $164 million decrease in commercial loans. The decline in commercial loans was the result of a reduction in the National Real Estate owner occupied loan portfolio. Accruing loans past due 90 days or more at December 31, 2012 decreased to $3 million from $5 million a year earlier. Total deposits at December 31, 2012 were 4.5% higher than at December 31, 2011.

California Bank & Trust
California Bank & Trust is the 14th largest full-service commercial bank in California as measured by domestic deposits. Its core business is built on relationship banking by providing commercial, real estate and consumer lending, depository services, international banking, cash management, and community development services.

CB&T’s profitability during 2012 and 2011 was favorably impacted by the better-than-expected performance of FDIC-supported loans. In 2012, CB&T was able to significantly reduce its nonperforming lending-related assets, which declined 24.5% from the prior year. Total deposits increased 3.2% from December 31, 2011.

Excluding the impact of FDIC-supported loans, CB&T’s loan portfolio increased in 2012 by $78 million from the prior year. In 2012, consumer loans increased $16 million and CRE loans increased $74 million, offset by a $12 million decrease in commercial lending. FDIC-supported loans declined by $211 million in 2012. The balance of FDIC-supported loans continues to decline over time as the portfolio matures, and no additional loans have been purchased since the 2009 acquisitions. The credit quality of CB&T’s loan portfolio improved during 2012, resulting in a 63.3% reduction in net loan and lease charge-offs.

Amegy Corporation
Amegy is headquartered in Houston, Texas and operates Amegy Bank, Amegy Mortgage Company, Amegy Investments, and Amegy Insurance Agency. Amegy Bank is the 9th largest full-service commercial bank in Texas as measured by domestic deposits in the state.

Over the past three years, Amegy has been able to maintain increased profitability over each year even with constant net interest margin compression during this same time frame. Nonperforming lending-related assets decreased by 44.1% from the prior year. Total deposits increased 10.0% from 2011, driven by higher balances in business customers’ accounts. During 2012, Amegy’s loan portfolio increased by $419 million. Commercial loans grew by $376 million and consumer loans increased by $222 million, offset by a $179 million decrease in CRE loans.

National Bank of Arizona
National Bank of Arizona is the 4th largest full-service commercial bank in Arizona as measured by domestic deposits in the state.

NBA had net income of $30.9 million in 2012, a $5.4 million or 21.2% increase from 2011. Nonperforming lending-related assets decreased by 45.5% from the prior year. During 2012, the loan portfolio increased by $300 million in all lending product segments, including $114 million in commercial lending, $144 million in commercial real estate, and $42 million in consumer loans. Total deposits increased 3.8% over the prior year.

Nevada State Bank
Nevada State Bank is the 4th largest full-service commercial bank in Nevada as measured by domestic deposits in the state. NSB focuses on serving small and mid-sized businesses as well as retail consumers, with an emphasis in relationship banking.

The markets in which NSB operates are dependent on tourism and construction, and were severely impacted by the recent recession. At December 31, 2012, Nevada’s unemployment rate was the highest in the nation, and its housing market continued to suffer from a high rate of foreclosures. In 2012, NSB had net income of $21.8 million compared to $46.6 million in 2011. Net loan and lease charge-offs declined 45.9% from 2011, and nonperforming lending-related assets declined 36.3%. Deposits increased 1.6% and the net interest margin decreased 22 bps from the prior year.

During 2012, NSB’s commercial lending and commercial real estate portfolios declined by $101 million and $68 million, respectively, partially offset by a $45 million increase in consumer loans.

Vectra Bank Colorado
Vectra Bank Colorado, N.A. is the 7th largest full-service commercial bank in Colorado as measured by domestic deposits in the state.

Vectra’s net interest margin was 4.82% in 2012 compared to 4.92% in 2011. Total loans increased $214 million during 2012, including increases of $140 million in consumer loans and $126 million in commercial lending, partially offset by a decrease of $52 million in commercial real estate loans. Nonperforming lending-related assets decreased 40.2% from the prior year. Total deposits at December 31, 2012 were 8.0% higher than a year earlier.

The Commerce Bank of Washington
The Commerce Bank of Washington is headquartered in Seattle, Washington, and operates out of a single office located in the Seattle central business district. Its business strategy focuses on serving the financial needs of commercial businesses, including professional services firms. TCBW has been successful in serving the greater Seattle/Puget Sound region without requiring extensive investments in a traditional branch network. It has been innovative in effectively utilizing couriers, bank by mail, remote deposit image capture, and other technologies.

TCBW had net income of $7.9 million in 2012 compared to $2.7 million in 2011. Nonperforming lending-related assets decreased 10.8% from the prior year. The commercial lending portfolio increased by $2 million and commercial real estate loans increased by $8 million; however, consumer loans decreased by $1 million. Total deposits were 14.1% higher at December 31, 2012 than a year earlier.

Other Segment
Operating components in the “Other” segment, as shown in Notes 21 and 23 of the Notes to Consolidated Financial Statements, relate primarily to the Parent, ZMSC and eliminations of transactions between segments. The major components at the Parent include net interest income, which includes interest expense on other borrowed funds, and net impairment losses on investment securities.

Significant changes in 2012 compared to 2011 include (1) a $75.6 million improvement in net interest income primarily related to lower interest expense resulting from reduced accelerated discount amortization on convertible subordinated debt, as discussed in “Net Interest Income, Margin and Interest Rate Spreads” on page 34, and (2) a $68.2 million increase in net impairment losses on investment securities, as discussed in “Investment Securities Portfolio” on page 49. Significant changes in 2011 compared to 2010 include a $73.3 million improvement in net interest income related to reduced accelerated discount amortization, and a $51.3 million reduction in net impairment losses on investment securities.

BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets, while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, and loans, and leases. Schedule 3, which we referred to in our discussion of net interest income, includes the average balances of the Company’s interest earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, such as money market investments and securities, while maintaining adequate levels of highly liquid assets. The current period of slow economic growth accompanied by the moderate loan demand experienced in recent quarters has made it difficult to consistently achieve these goals.

Average interest-earning assets were $49.0 billion in 2012 compared to $47.2 billion in the previous year. Average interest-earning assets as a percentage of total average assets were 92.0% in 2012 and 91.8% in 2011.

Average loans, including FDIC-supported loans, were $37.0 billion and $36.9 billion in 2012 and 2011, respectively. Average loans as a percentage of total average assets in 2012 was 69.5% compared to 71.8% in the previous year.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, increased by 48.1% to $7.9 billion in 2012 compared to $5.4 billion in 2011. Average securities decreased by 19.4% from 2011. Average total deposits increased by 5.2% while average total loans increased by 0.4% for 2012 when compared to the prior year. Increased deposits combined with moderate loan growth resulted in higher balances of excess cash available for money market investments.

Investment Securities Portfolio
We invest in securities to generate revenues for the Company; portions of the portfolio are also available as a source of liquidity. Schedule 10 presents a profile of the Company’s investment securities portfolio. The amortized cost amounts represent the Company’s original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for credit impairment losses. The estimated fair value measurement levels and methodology are discussed in detail in Note 20 of the Notes to Consolidated Financial Statements.

We have included selected credit rating information for certain of the investment securities schedules because this information is one indication of the degree of credit risk to which we are exposed, and significant declines in ratings for our investment portfolio could indicate an increased level of risk for the Company. The Dodd-Frank Act required that after July 21, 2011, federal agencies could no longer mandate the use of rating agency ratings. Final regulations and effective dates for this provision were issued in June 2012. Pursuant to these rules, during 2012 the Company began relying on its internal credit quality methodology to determine credit quality grading for investment securities held by the subsidiary banks, which had the effect of improving the credit quality grades on some of the securities.

Schedule 10
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2012			December 31, 2011
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$525	$525	$537	$565	$565	$572
Asset-backed securities:
Trust preferred securities – banks and insurance	255	213	126	263	222	144
Other	22	19	12	24	21	14
	802	757	675	852	808	730
Available-for-sale
U.S. Treasury securities	104	105	105	4	5	5
U.S. Government agencies and corporations:
Agency securities	109	113	113	153	158	158
Agency guaranteed mortgage-backed securities	407	425	425	535	553	553
Small Business Administration loan-backed securities	1,124	1,153	1,153	1,153	1,161	1,161
Municipal securities	75	76	76	121	122	122
Asset-backed securities:
Trust preferred securities – banks and insurance	1,596	949	949	1,794	930	930
Trust preferred securities – real estate investment trusts	41	16	16	40	19	19
Auction rate securities	7	7	7	71	70	70
Other	26	19	19	65	50	50
	3,489	2,863	2,863	3,936	3,068	3,068
Mutual funds and other	228	228	228	163	163	163
	3,717	3,091	3,091	4,099	3,231	3,231
Total	$4,519	$3,848	$3,766	$4,951	$4,039	$3,961

The amortized cost of investment securities on December 31, 2012 decreased by 8.7% from the balances on December 31, 2011, primarily due to reductions in agency guaranteed mortgage-backed securities, reductions and impairment of asset-backed securities, partially offset by increased investments in U.S. Treasury securities, and mutual funds and other securities.

The amortized cost of investment securities at December 31, 2011 decreased by 14.8% from the previous year. This was primarily due to the sale of U.S. Treasury securities and reductions in asset-backed securities, partially offset by increased investments in SBA loan-backed securities.

As of December 31, 2012, 10.4% of the $3.1 billion fair value of available-for-sale (“AFS”) securities portfolio was valued at Level 1, 57.1% was valued at Level 2, and 32.5% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. At December 31, 2011, 5.0% of the $3.2 billion fair value of AFS securities portfolio was valued at Level 1, 61.6% was valued at Level 2, and 33.4% was valued at Level 3. See Note 20 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of AFS investment securities valued at Level 3 was $1,684 million at December 31, 2012 and the fair value of these securities was $1,004 million. The securities valued at Level 3 were comprised of ABS CDOs, primarily bank and insurance company trust preferred CDOs, and municipal securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at December 31, 2012 was $680 million. As of December 31, 2012, we believe that we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 AFS securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

Schedule 11 presents the Company’s CDOs according to performing tranches without credit impairment, and nonperforming tranches. These CDOs are the majority of our asset-backed securities and consist of both HTM and AFS securities.

Schedule 11
CDOs BY PERFORMANCE STATUS

	December 31, 2012						% of carrying value to par
					Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]

(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value			December 31,
							2012	2011	Change
Performing CDOs
Predominantly bank CDOs	28	$811	$727	$538	$(189)	7.8%	66%	64%	2%
Insurance-only CDOs	22	454	449	327	(122)	8.6	72	79	(7)
Other CDOs	6	54	43	38	(5)	9.4	70	76	(6)
Total performing CDOs	56	1,319	1,219	903	(316)	8.1	68	69	(1)

Nonperforming CDOs [3]
CDOs credit impaired prior to last 12 months	18	369	251	109	(142)	10.7	30	18	12
CDOs credit impaired during last 12 months	39	732	441	181	(260)	9.6	25	12	13
Total nonperforming CDOs	57	1,101	692	290	(402)	10.0	26	16	10

Total CDOs	113	$2,420	$1,911	$1,193	$(718)	9.0	49	47	2

	December 31, 2011
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	32	$956	$846	$615	$(231)	7.1%	64%
Insurance-only CDOs	21	455	449	359	(90)	5.8	79
Other CDOs	7	86	74	65	(9)	6.9	76
Total performing CDOs	60	1,497	1,369	1,039	(330)	6.7	69
Nonperforming CDOs [3]
Deferring interest, but no credit impairment	3	72	72	17	(55)	15.2	24
Credit impairment prior to last 12 months	37	676	498	120	(378)	15.3	18
Credit impairment during last 12 months	18	365	217	43	(174)	16.2	12
Total nonperforming CDOs	58	1,113	787	180	(607)	15.6	16
Total CDOs	118	$2,610	$2,156	$1,219	$(937)	10.5	47
 1 Accumulated other comprehensive income, amounts presented are pretax.
2 Margin over related LIBOR index.
3 Defined as either deferring current interest (“PIKing”) or OTTI; the majority are predominantly bank CDOs.

As shown in Schedule 12, the Company had 36 of its CDO securities, representing 42.4% of the CDO portfolio’s fair value at December 31, 2012, that were upgraded by one or more NRSROs during the previous 12 months. These upgrades were attributed to improvements in over-collateralization ratios and deleveraging combined with less severe rating agency assumptions and methodology.
Schedule 12
BANK AND INSURANCE TRUST PREFERRED CDOs

	December 31, 2012
(In millions)	No. of securities	Par amount	Amortized cost	Fair value
Year-to-date rating changes [1]
Upgrade	36	$994	$898	$448
No change	61	1,227	881	501
Downgrade	5	69	48	106
	102	$2,290	$1,827	$1,055
1 By any NRSRO

Significant Assumption Changes for 2012
Probability of Default of Deferring Bank Holding Company Trust Preferred Collateral
Historically, our ratio-based valuation model assessed both performing and deferring issuers. Ratios predictive of bank failure were used in our model to identify the PD of bank holding company issuers of trust preferred securities. The reduction of the weighted average assumed loss rate on deferring collateral from 2009 onward was due to a combination of factors. These included the increased predictive ability of the model during that period in identifying which holding companies would have its sole bank or primary bank closed by regulators and which did not appear to be in danger of closure. Bank closures were largely the driver of bank holding company defaults on trust preferred securities during the 2009 to late 2012 period. As the highest PD institutions defaulted, and relatively stronger new deferrals were added, the averages declined. For more information about the ratio-based model, please refer to Note 20 of the Notes to Consolidated Financial Statements.

Effective in the fourth quarter of 2012, we developed and began using an additional probability of default overlay model for deferring bank trust preferred issuers. We utilized the higher of the PDs from the ratio-based model and the PD overlay model, thus increasing the PD of deferring issuers. The majority of these deferring issuers face a reperformance-or-default deadline within the next two and a half years. Increased regulatory and restructuring risk as evidenced by several fourth quarter 2012 events and developments led to our modeling change.
Prior to the fourth quarter of 2012, we had observed only a few bankruptcies of holding company issuers of trust preferred securities. These were generally confined to the weakest institutions. Thus we assumed no recovery.

In the fourth quarter of 2012, several regulatory and restructuring events were observed that negatively affected our assessment of current conditions for those issuers still in deferral and our forecast for these deferrals:

1)
We observed the first Section 363 bankruptcy of a bank holding company whose bank did not appear to be in danger of regulatory closure. While the bank had a 2.18% modeled PD, the effective loss will be all of the back interest or approximately 8% of the par amount. In this case, the relative strength of the bank did not bring a sale price for the bank stock held by the holding company sufficient to fully pay off the trust preferred security issued by the holding company.

2)
We observed the uncertainty of recovery amounts for trust preferred securities issued by bank holding companies when those holding companies file Section 363 bankruptcies. The extent to which a recovery is achieved for the trust preferred security is highly dependent on multiple factors, including the active participation by CDO trustees under the direction of collateral managers or noteholders. We cannot assume that high levels of participation will be achieved in every future case.

3)	We observed what appeared to be the first instance of regulatory involvement in support of a bank holding company bankruptcy.

4)
We observed bank holding companies starting into the last year of the allowable five-year deferral period with a well capitalized and in some cases also a profitable bank and several years of improved financial performance and related ratios. In particular, we observed maintenance of regulatory orders precluding, or requiring permission for, holding companies bringing deferred payments current and subsidiary banks making dividend payments to the holding company which, if left in place, will trigger default of the trust preferred securities issued by the holding company and collateralizing the CDOs. After discussion with regulators, we are unable to rule out the possibility that such regulatory orders may cause default.

5)
We observed a collateral manager for a CDO allowing the restructuring of a holding company trust preferred security from an issuer with a relatively strong underlying bank such that the loss exceeded our modeled PD.

The issuers with the earliest deferrals to which we are exposed will face the end of the allowable deferral period starting in 2013. Our fourth quarter 2012 experiences and observations led us to identify greater than previously assessed risk to the collectability of deferring bank holding company issuers, even when the underlying bank is not at risk of regulatory closure. Events seen in the fourth quarter of 2012 indicated that our previous assumption that a well capitalized and profitable bank has a low probability of its bank holding company defaulting should be supplemented with additional analysis. Said differently, the subsidiary of a deferring bank holding company may be in an apparently reasonable financial condition, but because cash may be trapped at the subsidiary due to regulatory constraints, the bank holding company may simply be unable to bring the trust preferred obligation current once its five-year deferral period is up. Alternatively, debt restructurings approved by a CDO collateral manager and Section 363 bankruptcies approved by relevant courts may result in losses greater than our previously modeled probabilities of default.

The addition of the “deferral PD overlay model” to our historic ratio-based PD model in the fourth quarter of 2012, addresses these risks by sorting remaining deferrals within our CDO pools into four “buckets” based on four factors indicative of bank holding company strength at the start of their deferral period. We then assume that the historical failure rate we have observed within our CDO pool for collateral in each bucket will be the future default rate of current deferrals in each bucket. Where the overlay PD of a deferral is higher than the PD identified by our traditional ratio-based PD model, we use the higher overlay PD. We expect to recalibrate the expected default curve for each bucket periodically as the outcome for more deferring issuers becomes known over time.

Adoption and utilization of the PD overlay model for deferrals effective December 31, 2012 raised our weighted average loss assumption on deferring collateral from 20% under our base model to 49% under the overlay model. The assumption change generated $50.4 million pretax of OTTI.

Assumption Changes Regarding Prepayment Rate
In the fourth quarter of 2012, the Company increased the prepayment assumptions for small banks because of the extent of observed prepayments made by these types of banks. The prepayment rate assumption for small banks was increased from 3% per year for each year to 10% per year for three years and 3% thereafter. The Company expects a few years of this higher prepayment rate as regulatory and economic driven capital restructuring and industry consolidation continues in the near term, a period we estimate will continue through 2015. This produced $2.4 million of OTTI by itself and another $30.7 million of OTTI in combination with PD increases on deferring issuers described previously. We changed this assumption because our CDO pools experienced significant and increasing prepayments of small bank trust preferred securities during the latter part of 2012. We define “small banks” as collateral that is not subject to the phased-in disallowance of bank trust preferred securities as Tier 1 Capital required by the Dodd-Frank Act, the majority of which would be subject to a more lengthy phased-in disallowance under capital rules proposed by the Federal Reserve and other banking regulators. These are primarily banks with assets below $15 billion.

Since the third quarter of 2010, we have assumed that large banks with investment grade ratings will fully prepay by the end of 2015. The Dodd-Frank Act became effective during the third quarter of 2010, and it phases in the disallowance of the inclusion of trust preferred securities in Tier 1 capital for banks with assets over $15 billion (“large banks”). For those institutions within each pool with investment grade ratings, we assume that trust preferred securities will be called prior to the end of the disallowance period. The pace of these large bank prepayments to date have been consistent with our assumption with just over 40% of large banks having prepaid within our pools by year end 2012.

Given the 10% small bank prepayment rate assumption until the end of 2015 and 3% thereafter and the differing extent of large banks remaining in CDO pools, the pool specific prepayment rate until the end of 2015 is calculated with reference to both (a) the percentage of each pool’s performing collateral consisting of small banks, as well as, (b) the percentage which consists of collateral from large banks with investment grade ratings. After 2015 each pool is assumed to prepay at a 3% annual rate.

For the fourth quarter of 2012, the resulting average annual prepayment rate assumption for pools, which includes both large and small banks, is 14% for each year through 2015, followed by an annual prepayment rate assumption of 3% thereafter. For pools without large banks, we assume a 10% annual prepayment rate for each year through 2015 and 3% thereafter. Increased prepayment rates are generally favorable for the fair value of the most senior tranches and adverse to the fair value of the more junior tranches.

Schedule 13
EFFECT OF BANK AND INSURANCE CDO ASSUMPTION CHANGES ON OTTI AND FAIR VALUES

	Bank and insurance CDOs at Level 3

(In millions)	Held-to-maturity	Available-for-sale
OTTI
Old assumptions	$(0.2)	$—
Old assumptions with:
PD overlay	(4.5)	(46.2)
Increased prepayment	(1.1)	(1.6)
New assumptions
PD overlay and increased prepayment	(6.4)	(77.4)
Effect of new assumptions on OTTI	(6.2)	(77.4)

Fair value
Old assumptions	123	884
Old assumptions with:
PD overlay	122	857
Increased prepayment	125	930
PD overlay and increased prepayment	123	901
New assumptions
PD overlay, increased prepayment and fourth quarter 2012 discount rate	126	925
Effect of new assumptions on fair value	3	41

Valuation Sensitivity of Level 3 Bank and Insurance CDOs
Schedule 14 sets forth the sensitivity of the current internally modeled CDOs’ fair values to changes in the most significant assumptions utilized in the model.

Schedule 14
SENSITIVITY OF INTERNAL MODEL

(Amounts in millions)
		Held-to-maturity			Available-for-sale

Fair value at December 31, 2012		$126			$925
		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				5.8%			24.3%
Projected loss percentage from currently performing collateral
1-year		0.3%		6.1%	0.3%		24.6%
years 2-5		1.7%		7.8%	1.3%		25.9%
years 6-30		11.1%		18.9%	9.4%		35.3%
Discount rate [3]
Weighted average spread over LIBOR		860	bps		859	bps
Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.8)			$(8.8)
	50%	(1.5)			(17.3)
	100%	(3.1)			(34.5)
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(6.4)			$(104.8)
	50%	(7.2)			(111.1)
	100%	(9.0)			(124.1)
Increase (decrease) in fair value due to increase in discount rate	+100 bps	$(11.0)			$(56.8)
	+200 bps	(20.6)			(107.3)
Increase (decrease) in fair value due to increase in forward LIBOR curve	+100 bps	$8.6			$37.0
Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$4.1			$25.3
increase in prepayment assumption[6]	+2%	8.3			48.2
1 The Company uses an incurred credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation. These current and projected losses are reflected in the CDO’s fair value.

[2]
Weighted average percentage of collateral that is defaulted due to bank failures, or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit-specific probability of default on deferring collateral which ranges from 12.03% to 100%.

3The discount rate is a spread over the forward LIBOR curve at the date of valuation.
4 Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30-year losses of 40.8% = 35.3%+50%(0.3%+1.3%+9.4%) and 46.3% = 35.3%+100%(0.3%+1.3%+9.4%), respectively.
5 Prepayment rate for small banks increased to 11% per year for the first three years and to 4% per year thereafter through maturity.

[6]	Prepayment rate for small banks increased to 12% per year for the first three years and to 5% per year thereafter through maturity.
The 2012 sensitivity analysis of valuation assumptions, when compared to the same projection for 2011, identifies the impact of the faster prepayment rate assumption change combined with the increased PD assigned to collateral remaining in deferral at year end. The effect was to increase assumed collateral credit losses in both the short- and long-term beyond those projected at 2011.
The discount rates applicable to CDO tranches decreased during the year consistent with observed improved discount rates for riskier assets. The result was an increase in the fair values of the CDOs.
Bank Collateral Deferral Experience
The Company’s loss and recovery experience as of December 31, 2012 (and our Level 3 modeling assumption) is essentially a 100% loss on defaults of bank collateral in CDOs, although we have, to date, received several, generally small, recoveries on defaults. Our experience with deferring bank collateral has been that 50% has defaulted, and approximately 30% remains within the allowable deferral period. This 30% is comprised of 196 deferring bank holding companies. Late 2012 events led the Company to increase its loss assumptions on these remaining deferrals, most of which are more than half-way through their allowable deferral period. We expect that future losses on these deferrals may result from actions other than bank failures - primarily bankruptcies and debt restructurings.

In contrast, a significant number of previous deferrals have resumed interest payments. 71 issuing banks, with collateral aggregating to 20% of all deferrals and 40% of all surviving deferrals, have either come current and resumed interest payments on their trust preferred securities or have announced that they intend to do so at the next payment date. Banks may come current on their trust preferred securities for one or more quarters and then re-defer. This pattern has occurred in seven of the 71 banks which had resumed payment after deferring. Further information on the Company’s valuation process is detailed in Note 20 of the Notes to Consolidated Financial Statements.

Schedules 15 and 16 provide additional information on the below-investment-grade rated bank and insurance trust preferred CDOs’ portion of the AFS and HTM portfolios. The schedules reflect data and assumptions that are included in the calculations of fair value and OTTI. The schedules utilize the lowest rating assigned by any rating agency to identify those securities below investment grade. The schedules segment the securities by whether or not they have been determined to have OTTI, and by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses. The best and worst pool-level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and the number of currently performing issuers noted in Schedule 16 are from the same security. The remaining statistics may not be from the same security.

Schedule 15
BANK AND INSURANCE TRUST PREFERRED CDO VALUES CURRENTLY RATED BELOW-INVESTMENT-GRADE –SORTED BY WHETHER OTTI HAS BEEN TAKEN AND BY ORIGINAL RATINGS
At December 31, 2012

			Total				Credit loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized loss	Current year	Life-to- date	Life-to- date
Original ratings of securities, no OTTI recognized:
Original AAA	24	34.4%	$752	$680	$495	$(185)	$—	$—	$(98)
Original A	16	16.5	361	361	177	(184)	—	—	—
Original BBB	5	2.1	46	46	20	(26)	—	—	—
Total Non-OTTI		53.0	1,159	1,087	692	(395)	—	—	(98)
Original ratings of securities, OTTI recognized:
Original AAA	1	2.3	50	44	20	(24)	—	(5)	(2)
Original A	45	41.6	908	600	254	(346)	(87)	(312)	—
Original BBB	6	3.1	67	7	3	(4)	(17)	(60)	—
Total OTTI		47.0	1,025	651	277	(374)	(104)	(377)	(2)
Total below-investment-grade bank and insurance CDOs		100.0%	$2,184	$1,738	$969	$(769)	$(104)	$(377)	$(100)

	Average amount of each security held [2]
(In millions)	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)
Original ratings of securities, no OTTI recognized:
Original AAA	$30	$27	$20	$(7)
Original A	15	15	7	(8)
Original BBB	9	9	4	(5)
Original ratings of securities, OTTI recognized:
Original AAA	50	43	20	(23)
Original A	17	11	5	(6)
Original BBB	11	1	1	—
 1 Valuation losses relate to securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.
2 The Company may have more than one holding of the same security.

Schedule 16
POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOs
At December 31, 2012

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing[1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as a % of performing collateral [4]		Collateral- ization %[5]		Present value of expected cash flows discounted at effective rate as a % of par	Lifetime additional assumed incurred loss from performing collateral [6]

Original ratings of securities, non-OTTI:
Original AAA
Best	BB	22	20	2.6%	4.3%	79.9%		643.0%		100%	—
Weighted average				16.9	10.2	40.1		242.5		100	10.5%
Worst	CC	31	15	28.7	23.1	12.4		145.1		100	13.7
Original A
Best	B	32	32	—	—	27.0		309.3		100	11.6
Weighted average				2.1	4.4	18.3		153.5		100	12.6
Worst	CC	6	4	9.0	7.1	(0.7)	[7]	97.3	[8]	100	13.7
Original BBB
Best	CCC	32	32	—	—	19.4		355.8		100	11.6
Weighted average				1.3	3.2	12.5		275.8		100	12.8
Worst	CC	21	18	4.0	6.7	7.6		234.7		100	13.7
Original ratings of securities, OTTI:
Original AAA
Single security	CCC	43	26	19.9	18.8	23.6		195.0		100	9.7
Original A
Best	CC	35	30	0.8	1.9	(5.9)		87.4		99	—
Weighted average				12.5	12.7	(22.3)		52.5		68	11.4
Worst	C	3	—	33.3	27.2	(131.9)		12.8		25	16.3
Original BBB
Best	C	40	34	6.3	6.5	(8.1)		62.3		66	7.1
Weighted average				16.7	15.9	(44.5)		(220.1)		10	9.9
Worst	C	32	13	22.0	19.6	(84.1)		(407.3)		—	13.4

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.

[2]	Collateral is identified as defaulted when a regulator closes an issuing bank.

[3]	Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.

[4]
“Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral. The calculations utilize the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption of from 12.03% to 100% dependent on credit for each deferring piece of collateral.

[5]
“Collateralization” in the schedule identifies the portion of a CDO tranche that is backed by nondefaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is senior to our security’s priority level. The denominator is the par amount of the tranche. Par is defined as the original par less any principal paydowns. The calculations utilize the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption ranging from 12.03% to 100% dependent on credit for each deferring piece of collateral.

[6]
This is the same statistic presented in the preceding sensitivity schedule and incorporated in the fair value and OTTI calculations. The statistic is the sum of incremental projected loss percentages from currently paying collateral for year one, years two through five and years six through thirty.

[7]	Negative subordination is projected to be remedied by excess spread prior to maturity.

[8]	Collateralization shortfall is projected to be remedied by excess spread prior to maturity.

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

Schedule 17 presents the maturities of the different types of investments that the Company owned and the corresponding average yield as of December 31, 2012 based on amortized cost. It should be noted that most of the SBA loan-backed securities and asset-backed securities are variable rate and their repricing periods are significantly less than their contractual maturities. See “Liquidity Risk Management” on page 83 and Notes 1, 5 and 7 of the Notes to Consolidated Financial Statements for additional information about the Company’s investment securities and their management.
Schedule 17
MATURITIES AND AVERAGE YIELDS ON SECURITIES
At December 31, 2012

	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
(Amounts in millions)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Held-to-maturity
Municipal securities	$525	6.2%	$67	5.8%	$192	5.9%	$126	6.2%	$140	6.8%
Asset-backed securities:
Trust preferred securities – banks and insurance	255	2.1	1	2.4	2	2.3	45	2.1	207	2.1
Other	22	1.1	—		7	1.2	11	1.2	4	1.0
	802	4.8	68	5.7	201	5.7	182	4.9	351	4.0

Available-for-sale
U.S. Treasury securities	104	0.2	103	0.1	1	8.3	—		—
U.S. Government agencies and corporations:
Agency securities	109	4.5	15	4.5	43	4.4	37	4.2	14	5.0
Agency guaranteed mortgage-backed securities	407	3.0	67	3.0	174	3.0	98	2.9	68	2.9
Small Business Administration loan-backed securities	1,124	2.5	224	2.5	540	2.5	249	2.5	111	2.4
Municipal securities	75	6.7	2	7.5	18	6.7	34	8.2	21	4.2
Asset-backed securities:
Trust preferred securities – banks and insurance	1,596	1.2	100	1.4	262	1.3	199	1.2	1,035	1.1
Trust preferred securities – real estate investment trusts	41	0.8	—		—		6	0.8	35	0.8
Auction rate securities	7	1.0	—		—		—		7	1.0
Other	26	1.7	4	3.3	9	1.6	4	1.2	9	1.2
	3,489	2.0	515	1.9	1,047	2.4	627	2.5	1,300	1.4
Mutual funds and other	228	1.3	228	1.3	—		—		—
	3,717	1.9	743	1.7	1,047	2.4	627	2.5	1,300	1.4
Total	$4,519	2.4	$811	2.1	$1,248	2.9	$809	3.1	$1,651	1.9
*Taxable-equivalent rates used where applicable.

As shown in Schedule 18, the investment securities portfolio at December 31, 2012 includes $578 million of nonrated municipal, single-issuer trust preferred, and certain other fixed-income securities compared to $607 million at December 31, 2011. Nonrated municipal securities held in the portfolio were underwritten by Zions Bank’s Municipal Credit Department in accordance with its established municipal credit standards. In addition to the amounts shown in Schedule 18, we invest in debt securities of certain U.S. Government agencies and corporations which, while considered to be of high credit quality, are not specifically rated by any NRSROs.

Schedule 18
NONRATED SECURITIES

	December 31,
(In millions)	2012	2011

Municipal securities	$515	$554
Other nonrated debt securities	63	53
	$578	$607
Other-Than-Temporary Impairment – Investments in Debt Securities
We review investments in debt securities each quarter for the presence of OTTI. For securities where an internal income-based cash flow model or third party valuation service produces a loss-adjusted expected cash flow for the security, the presence of OTTI is identified and the amount of the credit component of OTTI is calculated by discounting this loss-adjusted cash flow at the security specific effective interest rate and comparing that value to the Company’s amortized cost of the security.
We review the relevant facts and circumstances each quarter in order to assess our intentions regarding any potential sales of securities, as well as the likelihood that we would be required to sell prior to recovery of amortized cost. To date, for each security whose fair value is below amortized cost, we have determined that we do not intend to sell the security, and that it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We then evaluate the difference between the fair value and the amortized cost of each security and identify if any of the difference is due to credit. The credit component of the difference is recognized by writing down the amortized cost of each security found to have OTTI.
For some CDO tranches, for which we have previously recorded OTTI, expected future cash flows have remained stable or have slightly improved subsequent to the quarter that OTTI was identified and recorded. For other CDO tranches, an adverse change in the expected future cash flow has resulted in the recording of additional OTTI. In both situations, while a large difference may remain between fair value and amortized cost, the difference is not due to credit. The expected future cash flow substantiates the return of the full amortized cost. We utilize a present value technique to both identify the OTTI present in the CDO tranches and to estimate fair value. The primary drivers of unrealized losses in these CDOs are further discussed in Note 5 of the Notes to Consolidated Financial Statements.
During 2012, the Company recognized credit-related net impairment losses on CDOs of $104.1 million, compared to losses of $33.7 million in 2011. Schedule 19 identifies the sources of OTTI:

Schedule 19
OTTI SOURCES

	December 31,
(In millions)	2012	2011

Assumption changes on bank collateral:
Increased prepayment rate [1]	$2.4	$11.0
PD overlay	50.4
Combination of increased prepayment rate and PD overlay	30.7
Increased medium-term PDs [2]		4.6
Increased long-term PDs [2]		2.5
Prepayments in our CDO pools	6.2
Credit deterioration	14.4	11.3
Homebuilder bankruptcy		4.3
	$104.1	$33.7
1 For 2012, we increased prepayment rates for small banks for the first 3 years to 10%, then 3% thereafter; for 2011, we increased prepayment rates to 3% for each year.
2 For best performing banks

Exposure to State and Local Governments
The Company provides multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, investment banking services, and the Company invests in securities issued by the municipalities.

Schedule 20 summarizes the Company’s exposure to state and local municipalities:

Schedule 20
MUNICIPALITIES

	December 31,
(In millions)	2012	2011

Loans and leases	$494	$441
Held-to-maturity – municipal securities	525	565
Available-for-sale – municipal securities	75	121
Available-for-sale – auction rate securities	7	70
Trading account – municipal securities	21	9
Unused commitments to extend credit	33	103
Total direct exposure to municipalities	$1,155	$1,309

Company policy requires that extensions of credit to municipalities be subjected to specific underwriting standards. At December 31, 2012, one municipality had $9 million of loans that were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 94% of the outstanding credits were originated by Zions Bank, CB&T, Amegy, and Vectra. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

All municipal securities are reviewed quarterly for OTTI; see Note 5 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local governmental entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties.

Of the AFS municipal securities, 91% are rated by major credit rating agencies and were rated investment grade as of December 31, 2012. Municipal securities in the trading account are held for resale to customers. The Company also underwrites municipal bonds and sells most of them to third party investors.

European Exposure
The Company is monitoring global economic conditions and is aware of concerns over the creditworthiness of the governments of Portugal, Ireland, Italy, Greece, and Spain. The Company has not granted loans to and does not own securities issued by these governments, and does not have any material exposure to companies or individuals in those countries.

In the normal course of business, the Company may enter into transactions with subsidiaries of companies and financial institutions headquartered in Portugal, Ireland, Italy, Greece, or Spain. Such transactions may include deposits, loans, letters of credit, and derivatives, as well as foreign currency exchange agreements. As of December 31, 2012, these transactions did not present any material direct or indirect risk exposure to the Company. Among the derivative transactions, the Company has a TRS agreement with Deutsche Bank AG (“DB”) with regard to certain bank and insurance trust preferred CDOs. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the TRS. If DB were unable to perform under the TRS, the agreement would terminate at little or no cost to Zions. There would be only an immaterial balance sheet impact from cancellation, and the Company would save approximately $5.4 million in fees quarterly. However, if the TRS were canceled, the Company would lose the potential future risk mitigation benefits of the TRS, and regulatory risk weighted assets under the Basel I framework would increase by approximately $3.2 billion, which would reduce regulatory risk-based capital ratios by approximately 6% to 7%.

Loans Held for Sale
Loans held for sale, consisting primarily of consumer mortgage and small business loans to be sold in the secondary market, were $252 million at December 31, 2012, compared to $202 million at December 31, 2011. Consumer loans are primarily fixed rate mortgages that are originated and sold to third parties.

Loan Portfolio
As of December 31, 2012, net loans and leases accounted for 67.9% of total assets compared to 70.1% at the end of 2011. Schedule 21 presents the Company’s loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2012. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in certain cases the Company has hedged the repricing characteristics of its variable-rate loans as more fully described in “Interest Rate Risk” on page 79.

Schedule 21
LOAN PORTFOLIO BY TYPE AND MATURITY

	December 31, 2012				December 31,
(Amounts in millions)	One year or less	One year through five years	Over five years	Total	2011	2010	2009	2008
Commercial:
Commercial and industrial	$6,416	$3,687	$1,154	$11,257	$10,448	$9,198	$9,653	$11,210
Leasing	39	283	101	423	380	365	409	381
Owner occupied	385	1,307	5,897	7,589	8,159	8,212	8,745	8,737
Municipal	46	104	344	494	441	438	355	288
Total commercial	6,886	5,381	7,496	19,763	19,428	18,213	19,162	20,616
Commercial real estate:
Construction and land development	735	1,007	197	1,939	2,265	3,558	5,535	7,490
Term	1,011	3,282	3,770	8,063	7,883	7,564	7,240	6,183
Total commercial real estate	1,746	4,289	3,967	10,002	10,148	11,122	12,775	13,673
Consumer:
Home equity credit line	26	122	2,030	2,178	2,187	2,145	2,138	2,009
1-4 family residential	37	129	4,184	4,350	3,921	3,504	3,647	3,881
Construction and other consumer real estate	132	12	177	321	306	342	458	773
Bankcard and other revolving plans	144	139	24	307	291	297	341	374
Other	31	158	27	216	226	236	294	386
Total consumer	370	560	6,442	7,372	6,931	6,524	6,878	7,423
FDIC-supported loans	158	215	155	528	751	971	1,445	—
Total net loans	$9,160	$10,445	$18,060	$37,665	$37,258	$36,830	$40,260	$41,712

Loans maturing:
With fixed interest rates	$1,259	$4,016	$3,517	$8,792
With variable interest rates	7,901	6,429	14,543	28,873
Total	$9,160	$10,445	$18,060	$37,665

As of December 31, 2012, net loans and leases were $37.7 billion, reflecting a 1.1% increase from the prior year. The increase is primarily attributable to new loan originations, as well as a decrease in charge-offs of existing loans.

Most of the loan portfolio growth during 2012 occurred in commercial and industrial, 1-4 family residential, and CRE term loans. The impact of these increases was partially offset by declines in owner occupied, construction and land development loans, and FDIC-supported loans. The loan portfolio increased primarily at Amegy, NBA and Vectra, while balances declined at Zions Bank, NSB and CB&T.

Commercial and industrial loans as well as 1-4 family residential consumer loans improved due to increased customer demand, while the increase in commercial real estate term loans was driven, in part, by construction loans converting to term loans when projects are completed. Commercial owner occupied loans declined due to active management of the National Real Estate loan portfolio at Zions Bank. Construction and land development loans declined primarily due to pay-downs and the completion of construction projects. The demand for these types of loans began to increase during 2012 following very weak demand experienced throughout 2011. We expect construction and land development loan balances to increase at a moderate rate in 2013. The balance of FDIC-supported loans declined mainly due to pay-downs and pay-offs, and the fact that the Company has not purchased additional loans with FDIC loss sharing coverage since 2009, and we expect FDIC-supported loan balances to decline significantly over the next few years.
Loans serviced for the benefit of others amounted to approximately $2.6 billion and $2.3 billion, at December 31, 2012, and 2011, respectively.

Foreign loans consist primarily of commercial and industrial loans and totaled $99 million and $46 million at December 31, 2012 and 2011, respectively.

Other Noninterest-Bearing Investments
Schedule 22 sets forth the Company’s other noninterest-bearing investments:
Schedule 22
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2012	2011

Bank-owned life insurance	$456	$443
Federal Home Loan Bank stock	109	116
Federal Reserve stock	123	132
SBIC investments	46	39
Non-SBIC investment funds and other	107	121
Trust preferred securities	14	14
	$855	$865
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits increased by 5.2% during 2012, with average interest-bearing deposits increasing by 0.1% and average noninterest-bearing deposits increasing 14.7%. The increase in noninterest-bearing deposits was largely driven by increased deposits from business customers. The average interest rate paid for interest bearing deposits was 18 bps lower in 2012 than in 2011.
Core deposits at December 31, 2012, which exclude time deposits larger than $100,000 and brokered deposits, increased by 9.0%, or $3,688 million, from December 31, 2011. The increase was mainly due to increases in noninterest-bearing and interest-bearing demand deposits and savings and money market accounts, partially offset by decreases in time deposits.
Demand and savings and money market deposits comprised 89.7% of total deposits at December 31, 2012, compared with 88.4% at December 31, 2011.
During 2012 and 2011, the Company maintained a low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At December 31, 2012, total deposits included $37 million of brokered deposits compared to $204 million at December 31, 2011.
See Notes 10 and 11 of the Notes to Consolidated Financial Statements and “Liquidity Risk Management” on page 83 for additional information on funding and borrowed funds.

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

Both the credit policy and the credit examination functions are managed centrally. Each affiliate bank is able to be more conservative in its operations under the corporate credit policy; however, formal corporate approval must be obtained if a bank wishes to invoke a more liberal policy. Historically, there have been only a limited number of such approvals. This entire process has been designed to place an emphasis on strong underwriting standards and early detection of potential problem credits so that action plans can be developed and implemented on a timely basis to mitigate any potential losses.

Credit risk associated with counterparties to off-balance sheet credit instruments is generally limited to the hedging of interest rate risk through the use of swaps and futures. Our subsidiary banks that engage in this activity have ISDA agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between our subsidiaries and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. Some of the counterparties are domiciled in Europe; however, the Company’s maximum exposure that is not cash collateralized to any single counterparty was not material as of December 31, 2012.
The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company attempts to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. The Company has adopted and adheres to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged lending, municipal lending, and lending to the energy sector. All of these limits are continually monitored and revised as necessary. These concentration limits, particularly with regard to various categories of CRE and real estate development are materially lower than they were in 2007 and 2008, just prior to the emergence of the recent economic downturn. The majority of the Company’s business activity is with customers located within the geographical footprint of its banking subsidiaries.
The credit quality of the Company’s loan portfolio improved during 2012. Nonperforming lending-related assets decreased by 29.9% from December 31, 2011. Gross charge-offs for 2012 declined to $267 million from $560 million in the previous year. Net charge-offs decreased to $155 million from $456 million for the same periods.

As displayed in Schedule 23, commercial and industrial loans were the largest category and constituted 29.9% of the Company’s loan portfolio at December 31, 2012. Construction and land development loans decreased to 5.1% of total loans at the end of 2012 compared to 6.1% at the end of 2011. Construction and land development loans have declined significantly from a pre-recession level of 20.1% of total loans at the end of 2007.

Schedule 23
LOAN PORTFOLIO DIVERSIFICATION

	December 31, 2012		December 31, 2011
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$11,257	29.9%	$10,448	28.0%
Leasing	423	1.1	380	1.0
Owner occupied	7,589	20.1	8,159	21.9
Municipal	494	1.3	441	1.2
Total commercial	19,763		19,428
Commercial real estate:
Construction and land development	1,939	5.1	2,265	6.1
Term	8,063	21.4	7,883	21.2
Total commercial real estate	10,002		10,148
Consumer:
Home equity credit line	2,178	5.8	2,187	5.9
1-4 family residential	4,350	11.6	3,921	10.5
Construction and other consumer real estate	321	0.9	306	0.8
Bankcard and other revolving plans	307	0.8	291	0.8
Other	216	0.6	226	0.6
Total consumer	7,372		6,931
FDIC-supported loans	528	1.4	751	2.0
Total net loans	$37,665	100.0%	$37,258	100.0%
FDIC-Supported Loans
The Company’s loan portfolio includes loans that were acquired from failed banks in 2009: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts. The Company does not expect total losses to exceed this higher threshold because acquired loans have performed better than originally expected. FDIC-supported loans represented 1.4% and 2.0% of the Company’s total loan portfolio at December 31, 2012, and 2011, respectively.

Schedule 24
NET LOSSES COVERED BY FDIC LOSS SHARING AGREEMENTS

	Inception through December 31, 2012
(In millions)	Total actual net losses	Threshold

Alliance Bank	$171	$275
Great Basin Bank	11	40
Vineyard Bank	210	465
	$392	$780
Government Agency Guaranteed Loans
The Company participates in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of December 31, 2012, the principal balance of these loans was $590 million, and the guaranteed portion was approximately $440 million. Most of these loans were guaranteed by the Small Business Administration.
Schedule 25 presents the composition of government agency guaranteed loans, excluding FDIC-supported loans:

Schedule 25
GOVERNMENT GUARANTEES

(Amounts in millions)	December 31, 2012	Percent guaranteed	December 31, 2011	Percent guaranteed
Commercial	$567	74%	$581	74%
Commercial real estate	20	76	20	75
Consumer	3	100	2	100
Total loans excluding FDIC-supported loans	$590	75	$603	74
Commercial Lending
Schedule 26 provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio:

Schedule 26
COMMERCIAL LENDING BY INDUSTRY GROUP

(Amounts in millions)	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
Real estate, rental and leasing	$2,782	14.1%	$2,755	14.2%
Manufacturing	1,999	10.1	2,069	10.6
Mining, quarrying and oil and gas extraction	1,992	10.1	1,763	9.1
Retail trade	1,661	8.4	1,646	8.5
Wholesale trade	1,521	7.7	1,600	8.2
Healthcare and social assistance	1,205	6.1	1,245	6.4
Finance and insurance	1,093	5.5	865	4.5
Construction	1,016	5.1	1,083	5.6
Transportation and warehousing	1,001	5.1	949	4.9
Professional, scientific and technical services	968	4.9	953	4.9
Accommodation and food services	786	4.0	825	4.2
Other [1]	3,739	18.9	3,675	18.9
Total	$19,763	100.0%	$19,428	100.0%
 1 No other industry group exceeds 5%.

Commercial Real Estate Loans
As reflected in Schedule 27, the CRE portfolio is well diversified by property type, purpose, and collateral location.

Schedule 27
COMMERCIAL REAL ESTATE PORTFOLIO BY PROPERTY TYPE AND COLLATERAL LOCATION
Represents Percentages Based Upon Outstanding Commercial Real Estate Loans
At December 31, 2012

(Amounts in millions)		Collateral Location									% of total CRE	% of loan type
Loan type	Balance [1]	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash-ington	Other
Commercial term
Industrial		1.65%	0.89%	3.27%	0.70%	0.83%	0.96%	0.86%	0.35%	0.88%	10.39%	12.76%
Office		2.08	1.66	4.13	0.82	0.92	1.41	2.74	0.36	0.95	15.07	18.52
Retail		2.31	1.28	3.80	1.73	0.96	3.21	1.39	0.36	1.74	16.78	20.60
Hotel/motel		2.20	0.95	1.49	0.79	0.91	1.21	1.42	0.20	2.74	11.91	14.62
Acquisition/development		0.05	0.06	0.52	0.06	0.01	—	—	—	—	0.70	0.86
Medical		0.60	0.08	0.76	0.77	0.03	0.43	0.30	0.09	0.09	3.15	3.87
Recreation/restaurant		0.41	0.09	0.72	0.19	0.09	0.33	0.20	0.09	0.63	2.75	3.37
Multifamily		1.79	0.51	5.51	0.27	0.78	1.41	1.74	0.46	0.92	13.39	16.45
Other		0.81	0.66	1.81	0.78	0.79	0.33	1.28	0.16	0.67	7.29	8.95
Total	$7,909	11.90	6.18	22.01	6.11	5.32	9.29	9.93	2.07	8.62	81.43	100.00

Residential construction and land development
Single family housing		0.18	0.30	0.66	—	0.25	0.99	0.03	0.03	—	2.44	35.29
Acquisition/development		0.63	0.06	0.21	—	0.06	1.07	0.61	—	0.12	2.76	40.04
Loan lot investor		0.18	0.06	0.40	0.01	0.05	0.13	0.41	0.01	0.12	1.37	19.77
Condo		—	—	0.16	—	—	0.04	0.05	—	0.09	0.34	4.90
Total	671	0.99	0.42	1.43	0.01	0.36	2.23	1.10	0.04	0.33	6.91	100.00

Commercial construction and land development
Industrial		0.02	—	0.06	—	—	0.22	—	0.02	0.03	0.35	2.96
Office		0.01	0.14	0.44	0.05	—	0.62	0.17	—	0.03	1.46	12.52
Retail		0.11	0.04	0.18	0.03	0.10	0.34	0.42	—	0.03	1.25	10.71
Hotel/motel		0.06	—	0.05	—	0.05	0.15	0.06	—	0.02	0.39	3.37
Acquisition/development		0.33	0.23	0.29	0.34	0.47	0.96	0.81	0.07	0.05	3.55	30.53
Medical		0.04	—	—	—	—	0.05	0.17	—	—	0.26	2.26
Multifamily		0.25	0.06	0.94	0.06	0.17	1.32	0.67	0.03	0.05	3.55	30.36
Other		0.06	—	0.03	0.17	0.06	0.27	0.26	—	—	0.85	7.29
Total	1,133	0.88	0.47	1.99	0.65	0.85	3.93	2.56	0.12	0.21	11.66	100.00

Total construction and land development	1,804	1.87	0.89	3.42	0.66	1.21	6.16	3.66	0.16	0.54	18.57

Total commercial real estate	$9,713	13.77	7.07	25.43	6.77	6.53	15.45	13.59	2.23	9.16	100.00
1 Excludes approximately $289 million of unsecured loans outstanding, but related to the real estate industry.

Selected information indicative of credit quality regarding our CRE loan portfolio is presented in Schedule 28.
Schedule 28
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION
At December 31, 2012

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	12/31/2012	$1,180	$604	$2,155	$605	$518	$934	$1,013	$205	$849	$8,063	80.6%
% of loan type		14.7%	7.5%	26.7%	7.5%	6.4%	11.6%	12.6%	2.5%	10.5%	100.0%
Delinquency rates [2]:
30-89 days	12/31/2012	0.2%	0.1%	0.1%	0.2%	—	0.1%	0.2%	1.3%	1.6%	0.3%
	12/31/2011	0.6%	0.4%	1.2%	0.5%	0.5%	1.6%	0.5%	—	1.1%	0.9%
≥ 90 days	12/31/2012	0.3%	1.3%	0.5%	0.8%	0.7%	0.5%	0.1%	—	2.1%	0.7%
	12/31/2011	0.9%	0.3%	0.3%	0.4%	—	1.7%	0.6%	—	2.1%	0.8%
Accruing loans past due 90 days or more	12/31/2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2011	—	—	—	—	—	3	—	—	1	4
Nonaccrual loans	12/31/2012	10	9	19	14	11	8	4	3	47	125
	12/31/2011	14	3	27	37	14	23	9	—	29	156
Residential construction and land development
Balance outstanding	12/31/2012	$96	$42	$156	$1	$35	$234	$111	$4	$35	$714	7.1%
% of loan type		13.4%	5.9%	21.8%	0.1%	5.0%	32.8%	15.5%	0.6%	4.9%	100.0%
Delinquency rates [2]:
30-89 days	12/31/2012	0.6%	1.0%	0.4%	10.7%	4.9%	7.9%	0.2%	—	—	3.1%
	12/31/2011	0.6%	14.1%	—	0.8%	13.8%	0.4%	0.2%	—	—	1.3%
≥ 90 days	12/31/2012	0.7%	—	0.2%	—	0.5%	6.7%	—	—	—	2.4%
	12/31/2011	2.7%	—	3.9%	6.8%	5.3%	11.6%	4.5%	24.1%	—	6.7%
Accruing loans past due 90 days or more	12/31/2012	$—	$—	$—	$—	$—	$1	$—	$—	$—	$1
	12/31/2011	1	—	—	—	—	—	—	—	—	1
Nonaccrual loans	12/31/2012	6	—	—	—	—	29	4	—	—	39
	12/31/2011	13	—	6	5	2	50	15	—	—	91
Commercial construction and land development
Balance outstanding	12/31/2012	$86	$49	$194	$68	$85	$452	$254	$12	$25	$1,225	12.3%
% of loan type		7.0%	4.0%	15.8%	5.6%	6.9%	36.9%	20.7%	1.0%	2.1%	100.0%
Delinquency rates [2]:
30-89 days	12/31/2012	2.4%	—	—	27.9%	0.4%	2.0%	2.3%	—	7.3%	3.1%
	12/31/2011	1.6%	—	—	—	4.4%	1.7%	—	—	—	1.2%
≥ 90 days	12/31/2012	—	2.6%	0.1%	0.2%	—	4.0%	—	—	—	1.6%
	12/31/2011	2.1%	—	1.1%	5.6%	5.5%	6.0%	1.7%	—	—	3.6%
Accruing loans past due 90 days or more	12/31/2012	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2011	—	—	2	—	—	—	—	—	—	2
Nonaccrual loans	12/31/2012	—	1	—	22	—	29	14	3	—	69
	12/31/2011	6	—	—	12	9	82	20	—	—	129
Total construction and land development	12/31/2012	$182	$91	$350	$69	$120	$686	$365	$16	$60	$1,939
Total commercial real estate	12/31/2012	$1,362	$695	$2,505	$674	$638	$1,620	$1,378	$221	$909	$10,002	100.0%
1No other geography exceeds $104 million for all three loan types.
2Delinquency rates include nonaccrual loans.

Approximately 33% of the CRE term loans consist of mini-perm loans as of December 31, 2012. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 67% of CRE loans are term loans with initial maturities generally of 15 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include, for example, criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately 28% of the commercial construction and land development portfolio at December 31, 2012 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting, because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects)we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20.
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
Real estate appraisals are ordered and validated independently of the credit officer and the borrower, generally by each bank’s appraisal review function, which is staffed by certified appraisers. In some cases, reports from automated valuation services are used. Appraisals are ordered from outside appraisers at the inception, renewal or, for CRE loans, upon the occurrence of any event causing a downgrade to a “criticized” or “classified” designation. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Advance rates, on an “as completed basis,” will vary based on the viability of the project and the creditworthiness of the sponsor, but the Company's guidelines generally limit advances to 50% for raw land, 65% for land development, 65% for finished commercial lots, 75% for finished residential lots, 80% for pre-sold homes, 75% for models and spec homes, and 75% for commercial properties. Exceptions may be granted on a case-by-case basis.

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls and, on construction projects, independent progress inspection reports. The receipt of this financial information is monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, loan-by-loan reviews of pass grade loans for all commercial and residential construction and land development loans are performed semiannually at Amegy, CB&T, NBA, NSB, Vectra and Zions Bank. CBO and CBW perform such reviews annually.

Interest reserves are generally established as a loan disbursement budget item for real estate construction or development loans. We generally require borrowers to put their equity into the project prior to loan disbursements on these loans. This enables the bank to ensure the availability of equity to complete the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If, at any time during the life of the credit, the project is determined not to be viable (including the adequacy of the remaining interest reserves), the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed necessary. At December 31, 2012 and 2011, Zions’ affiliates had 451 and 356 loans with an outstanding balance of $477 million and $413 million where available interest reserves amounted to $73 million and $36 million, respectively. In instances where projects have been determined not to be viable, the interest reserves and other disbursements have been frozen, as appropriate.

We have not been involved to any meaningful extent with insurance arrangements, credit derivatives, or any other default agreements as a mitigation strategy for CRE loans. However, we do make use of personal or other guarantees as risk mitigation strategies.

CRE loans are sometimes modified to increase the likelihood of collecting the maximum possible amount of the Company’s investment in the loan. In general, the existence of a guarantee that improves the likelihood of repayment is taken into consideration when analyzing a loan for impairment. If the support of the guarantor is quantifiable and documented, it is included in the potential cash flows and liquidity available for debt repayment and our impairment methodology takes into consideration this repayment source.

Additionally, when we modify or extend a loan, we give consideration to whether the borrower is in financial difficulty, and whether a concession has been granted. In determining if an interest rate concession has been granted, we consider whether the interest rate on the modified loan is equivalent to current market rates for new debt with similar risk characteristics. If the rate in the modification is less than current market rates, it may indicate that a concession was granted and impairment exists. However, if additional collateral is obtained or if a strong guarantor exists who is believed to be able and willing to support the loan on an extended basis, we also consider the nature and amount of the additional collateral and guarantees in the ultimate determination of whether a concession has been granted.
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

Consumer Loans
The Company has mainly been an originator of first and second mortgages, generally considered to be of prime quality. Its practice historically has been to sell “conforming” fixed rate loans to third parties, including Fannie Mae and Freddie Mac, for which it makes representations and warranties that the loans meet certain underwriting and collateral documentation standards. It has also been the Company’s practice historically to hold variable rate loans in its portfolio. The Company estimates that it does not have any material financial risk as a result of either its foreclosure practices or loan “put-backs” by Fannie Mae or Freddie Mac, and has not established any reserves related to these items.

The Company has a portfolio of $348 million of stated income mortgage loans with generally high FICO® scores at origination, including “one-time close” loans to finance the construction of homes, which convert into permanent jumbo mortgages. As of December 31, 2012, approximately $28 million of these loans had refreshed FICO® scores of less than 620. These totals exclude held-for-sale loans. Stated income loans account for approximately $3.8 million, or 23%, of our credit losses in 1-4 family residential first mortgage loans during 2012, and were primarily at Zions Bank and NBA.

The Company is engaged in home equity credit line (“HECL”) lending. At December 31, 2012, the Company’s HECL portfolio totaled $2.2 billion, including FDIC-supported loans. Approximately $1.1 billion of the portfolio is secured by first deeds of trust, while the remaining $1.1 billion is secured by junior liens. The outstanding balances and commitments by origination year for the junior lien HECLs are presented in Schedule 29:

Schedule 29
JR. LIEN HECLs – OUTSTANDING BALANCES AND TOTAL COMMITMENTS

(In millions)	December 31, 2012		December 31, 2011
Year of origination	Outstanding balance	Total commitments	Outstanding balance	Total commitments

2012	$117	$234
2011	97	182	$109	$206
2010	68	122	84	147
2009	65	125	83	149
2008	158	250	184	262
2007	189	295	228	299
2006 and prior	419	910	492	918
Total	$1,113	$2,118	$1,180	$1,981

More than 98% of the Company’s HECL portfolio is still in the draw period, and approximately 52% is scheduled to begin amortizing within the next five years; however, most of them are expected to be renewed for a second 10-year period after a satisfactory review of the borrower’s credit history and ability to repay the loan. Of the total home equity credit line portfolio, including FDIC-supported loans, 0.27% was 90 or more days past due at December 31, 2012 as compared to 0.52% at December 31, 2011. During 2012, the Company modified $0.7 million of home equity credit lines. The annualized credit losses for the HECL portfolio were 86 and 105 bps for 2012 and 2011, respectively.

As of December 31, 2012, loans representing approximately 14% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. The estimated current collateral value is based on projecting values forward from the most recent valuation of the underlying collateral using home price indices at the metropolitan area level. Generally, a valuation of collateral is performed at origination. For junior lien HECLs, the estimated current balance of prior liens is added to the numerator in the calculation of CLTV. Additional detail for the CLTV as of December 31, 2012 and 2011 is shown in Schedule 30:

Schedule 30
HECL PORTFOLIO BY COMBINED LOAN-TO-VALUE

	Percentage of HECL portfolio
	December 31,
CLTV	2012	2011

>100%	14%	17%
90-100%	9	11
80-89%	13	15
< 80%	64	57
	100%	100%

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

Nonperforming Assets
Nonperforming lending-related assets as a percentage of loans and leases and OREO decreased to 1.96% at December 31, 2012, compared with 2.83% at December 31, 2011.

Total nonaccrual loans, excluding FDIC-supported loans, at December 31, 2012 decreased by $255 million from the prior year. The decrease is primarily due to a $112 million decrease in construction and land development, a $36 million decrease in commercial and industrial, and a $33 million decrease in commercial owner occupied loans. The largest total decreases in nonaccrual loans occurred at Amegy, NBA, and Vectra.

The balance of nonaccrual loans can decrease due to pay-downs, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” on page 75 for more information. Company policy does not allow for the conversion of nonaccrual construction and land development loans to CRE term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information.

Schedule 31 sets forth the Company’s nonperforming lending-related assets:

Schedule 31
NONPERFORMING LENDING-RELATED ASSETS

(Amounts in millions)	December 31,
	2012	2011	2010	2009	2008
Nonaccrual loans:
Loans held for sale	$—	$18	$—	$—	$30
Commercial:
Commercial and industrial	91	127	224	319	148
Leasing	1	2	1	11	8
Owner occupied	206	239	342	474	158
Municipal	9	—	2	—	—
Commercial real estate:
Construction and land development	108	220	494	825	457
Term	125	156	264	228	44
Consumer:
Real estate	89	121	163	162	97
Other	2	3	3	4	4
Nonaccrual loans, excluding FDIC-supported loans	631	886	1,493	2,023	946
Other real estate owned:
Commercial:
Commercial properties	45	58	99	85	36
Developed land	10	4	6	14	7
Land	8	17	33	35	2
Residential:
1-4 family	8	19	53	50	40
Developed land	14	21	50	119	71
Land	5	10	18	33	36
Other real estate owned, excluding FDIC-supported assets	90	129	259	336	192
Total nonperforming lending-related assets, excluding FDIC-supported assets	721	1,015	1,752	2,359	1,138
FDIC-supported nonaccrual loans	17	25	36	356	—
FDIC-supported other real estate owned	8	24	40	54	—
FDIC supported nonperforming lending-related assets	25	49	76	410	—
Total nonperforming lending-related assets	$746	$1,064	$1,828	$2,769	$1,138
Ratio of nonperforming lending-related assets to loans and leases[1] and other real estate owned	1.96%	2.83%	4.90%	6.78%	2.70%
Accruing loans past due 90 days or more:
Commercial	$6	$8	$11	$53	$50
Commercial real estate	1	7	7	33	48
Consumer	3	4	5	21	32
Total excluding FDIC-supported loans	10	19	23	107	130
FDIC-supported nonaccrual loans	52	75	119	56	—
Total	$62	$94	$142	$163	$130
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.16%	0.25%	0.38%	0.40%	0.31%
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

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected on the B notes are accounted for as recoveries. The outstanding carrying value of loans restructured using the A/B note strategy was approximately $160 million and $171 million at December 31, 2012 and 2011, respectively.

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

Schedule 32
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	December 31,
(In millions)	2012	2011

Restructured loans – accruing	$407	$448
Restructured loans – nonaccruing	216	296
Total	$623	$744

In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). Company policy requires that the removal of TDR status be approved at the same management level that approves the upgrading of a loan’s classification. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

Schedule 33
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	December 31,
(In millions)	2012	2011

Balance at beginning of year	$744	$755
New identified TDRs and principal increases	321	463
Payments and payoffs	(249)	(154)
Charge-offs	(32)	(74)
No longer reported as TDRs	(65)	(174)
Sales and other	(96)	(72)
Balance at end of year	$623	$744

As of December 31, 2012, TDR balances reflected recent changes in regulatory interpretative guidance from the OCC for national banks whose consumer borrowers had not reaffirmed their debt discharged in a Chapter 7 bankruptcy. During the fourth quarter of 2012, we adopted this guidance for all of our subsidiary banks. See Note 6 of the Notes to Consolidated Financial Statements for additional information.
Other Nonperforming Assets
In addition to the lending-related nonperforming assets, the Company had $187 million in fair value and $471 million in amortized cost of investments in debt securities (primarily bank and insurance company CDOs) that were on nonaccrual status at December 31, 2012, compared to $124 million and $613 million at December 31, 2011, respectively.
Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

Schedule 34 shows the changes in the allowance for loan losses and a summary of loan loss experience.

Schedule 34
SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	2012	2011	2010	2009	2008
Loans and leases outstanding on December 31, (net of unearned income)	$37,665	$37,258	$36,830	$40,260	$41,712
Average loans and leases outstanding, (net of unearned income)	$37,037	$36,897	$38,326	$41,569	$40,835
Allowance for loan losses:
Balance at beginning of year	$1,052	$1,442	$1,532	$688	$460
Allowance associated with purchased securitized loans	—	—	—	—	2
Allowance of loans and leases sold	—	—	—	—	(1)
Provision charged against earnings	14	75	853	2,017	648
Adjustment for FDIC-supported loans	(15)	(9)	40	2	—
Charge-offs:
Commercial	(121)	(241)	(417)	(373)	(100)
Commercial real estate	(85)	(229)	(517)	(713)	(269)
Consumer	(61)	(90)	(140)	(170)	(45)
Total	(267)	(560)	(1,074)	(1,256)	(414)
Recoveries:
Commercial	56	55	35	51	9
Commercial real estate	42	35	44	21	7
Consumer	14	14	12	9	5
Total	112	104	91	81	21
Net loan and lease charge-offs	(155)	(456)	(983)	(1,175)	(393)
Reclassification to reserve for unfunded lending commitments	—	—	—	—	(28)
Balance at end of year	$896	$1,052	$1,442	$1,532	$688

Ratio of net charge-offs to average loans and leases	0.42%	1.24%	2.56%	2.83%	0.96%
Ratio of allowance for loan losses to net loans and leases, on December 31,	2.38%	2.82%	3.92%	3.81%	1.65%
Ratio of allowance for loan losses to nonperforming loans, on December 31,	138.25%	115.43%	94.32%	64.40%	72.66%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, on December 31,	126.22%	104.67%	86.31%	60.27%	63.92%
Schedule 35 provides a breakdown of the allowance for loan losses and the allocation among the portfolio segments.

Schedule 35
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
At December 31,

	2012		2011			2010		2009		2008
	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance		% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance
(Amounts in millions)

Loan segment
Commercial	52.4%	$594	52.1%	52.5	$630	49.5%	$763	47.6%	$614	49.4%	$320
Commercial real estate	26.5	194	27.3	26.5	276	30.2	487	31.8	753	32.8	291
Consumer	19.7	96	18.6	19.6	123	17.7	154	17.0	165	17.8	77
FDIC-supported loans	1.4	12	2.0	1.4	23	2.6	38	3.6	—
Total	100.0%	$896	100.0%		$1,052	100.0%	$1,442	100.0%	$1,532	100.0%	$688

The total ALLL declined during 2012 by $156 million due to the positive credit trends experienced in our major loan portfolio segments and to somewhat improving economic conditions in some of our markets. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding positive and negative credit trends experienced in each portfolio segment.

The Company decreased the portion of the ALLL related to qualitative and environmental factors to reflect improving credit quality trends and stabilizing economic conditions in some of our markets. Otherwise, there were no significant changes to our qualitative and environmental factors. Credit trends experienced in the FDIC-supported portfolio are also described in Note 6 of the Notes to Consolidated Financial Statements.

The total ALLL at December 31, 2011 decreased by $390 million from the level at year-end 2010. The decreases in the ALLL for commercial lending, CRE, consumer, and FDIC-supported loans largely reflected improvements in credit quality and declines in loss rates in each of these major loan portfolio segments. Although credit quality improved in 2011, the Company increased the portion of the ALLL related to qualitative and environmental factors to keep changes in the level of the ALLL consistent with continued elevated levels of problem loans and moderate economic growth. The decrease in the ALLL for CRE loans also reflected the decrease in loans outstanding for the construction and land development portfolio.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve increased by $4.4 million compared to December 31, 2011. The increase is primarily due to an increase in unfunded lending commitments. See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses.

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

The Company’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company, including interest rate and market risk management. The Boards of Directors of the Company’s subsidiary banks are also required to review and approve these policies. In addition, the Board establishes and periodically revises policy limits and reviews limit exceptions reported by management. The Board has established the Asset/Liability Committee (“ALCO”), consisting of members of management, to which it has delegated the responsibility of managing interest rate and market risk for the Company. ALCO’s primary responsibilities include:

•
recommending policies to the Board and administering Board-approved policies that govern and limit the Company’s exposure to all interest rate and market risk, including policies that are designed to limit the Company’s adverse exposure to changes in interest rates;

•	approving procedures that support the Board-approved policies;

•
approving all material interest rate risk management strategies, including all hedging strategies and actions taken pursuant to managing interest rate risk and monitoring risk positions against approved limits;

•	approving limits and all financial derivative positions taken at both the Parent and subsidiaries for the purpose of hedging the Company’s interest rate and market risks;

•	providing the basis for integrated balance sheet, net interest income, and liquidity management;

•	calculating the estimated market value of each class of assets, liabilities, and on net equity, given defined interest rate scenarios;

•	managing the Company’s exposure to changes in net interest income and estimated market value of equity due to interest rate fluctuations; and

•	quantifying the effects of hedging instruments on the market value of equity and on net interest income under defined interest rate scenarios.

Interest Rate Risk
Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The asset sensitivity of the Company’s balance sheet changed minimally during 2012. Due to the low level of rates and the natural lower bound of zero for market indices, there is limited sensitivity to falling rates at the current time. Our models indicate that decreasing market index rates by 200 bps, with a lower bound of 0%, would decrease rate sensitive income by approximately 2% over a one-year period in the income simulation when compared to a scenario of no change in interest rates. However, if interest rates remain at their current historically low levels, given the Company’s asset sensitivity, it expects its net interest margin to be under continuing modest pressure assuming a stable balance sheet. If interest rates remain stable, this pressure may lead to a reduction in net interest income, unless its impact is offset by sufficient loan growth.

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

We monitor interest rate risk through the use of two complementary measurement methods: Market Value of Equity (“MVE”) and income simulation. In the MVE method, we measure the expected changes in the fair values of equity in response to changes in interest rates. In the income simulation method, we analyze the expected changes in income in response to changes in interest rates.

MVE is calculated as the fair value of all assets and derivative instruments minus the fair value of liabilities. We report changes in the dollar amount of MVE for parallel shifts in interest rates.

The Company’s policy is generally to limit declines in MVE to 3% per 100 bp movement in interest rates in either direction. Schedule 36 presents the formal limits adopted by the Company’s Board of Directors:

Schedule 36
MARKET VALUE OF EQUITY DECLINE LIMITS

Parallel change in interest rates	Allowable decline in MVE

+/- 100 bps	3%
+/- 200 bps	6%
+/- 300 bps	9%
+/- 400 bps	12%
+/- 500 bps	15%

These MVE limits, adopted in late 2012, are a change from the previous policy which imposed limits on duration of equity. We had been calculating both measures in parallel for several quarters prior to the adoption of MVE as a primary policy limit, and no significant change in the Company’s interest rate risk position resulted from this policy change. Further, we still calculate and monitor both measures. Duration measures changes in MVE for small changes in interest rates only. The changes to the policy to limit declines in MVE over a wider range of rate movements enhanced the interest rate risk management practice of the Company. Changes to the MVE limits are subject to notification and approval by the Company’s Board of Directors. Due to embedded optionality and asymmetric rate risk, changes in MVE can be useful in quantifying risks not apparent for small rate changes. Examples of such risks may include out-of-the-money caps on loans which have little effect for small rate movements but may become important if larger rate shocks were to occur, or substantial prepayment deceleration for low rate mortgages in a higher rate environment.

Income simulation is an estimate of the net interest income and total rate sensitive income that would be recognized under different rate environments. Net interest income and total rate sensitive income are measured under several parallel and nonparallel interest rate environments and deposit repricing assumptions, taking into account an estimate of the possible exercise of options within the portfolio. For income simulation, Company policy requires that interest sensitive income from a static balance sheet be limited to a decline of no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 bps.

Each of these measurement methods requires that we assess a number of variables and make various assumptions in managing the Company’s exposure to changes in interest rates. The assessments address loan and security prepayments, early deposit withdrawals, and other embedded options and noncontrollable events. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, the Company estimates ranges of MVE and income simulation under a variety of assumptions and scenarios. The Company’s interest rate risk position changes as the interest rate environment changes and is actively managed to maintain an asset-sensitive position. However, positions at the end of any period may not be reflective of the Company’s position in any subsequent period.

The estimated MVE and income simulation results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking and savings and money market accounts, and also to prepayment assumptions used for loans with prepayment options. Given the uncertainty of these estimates, we view both the MVE and the income simulation results as falling within a wide range of possibilities.

As of the dates indicated, Schedule 37 shows the Company’s percentage change in interest rate sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain immediate parallel changes ranging from -200 bps to +500 bps. The Company estimates interest rate risk with two sets of deposit repricing scenarios.

The first scenario assumes that administered-rate deposits (money market, interest-earning checking, and savings) reprice at a faster speed in response to changes in interest rates. Additionally, interest rates cannot decline below zero. At December 31, 2012, interest rates were at such a low level that repricing scenarios assuming -100 bps and -200 bps rate shocks produced similar results.

The second scenario assumes that those deposits reprice at a slower speed. For larger rate shocks, e.g. +500 bps, models reflecting consumer behavior in regards to both loan prepayments and deposit run-off are inherently prone to increased model uncertainty.

Schedule 37
INCOME SIMULATION-CHANGE IN INTEREST RATE SENSITIVE INCOME

	As of December 31, 2012
Repricing scenario	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps	+500 bps

Fast	(1.8)%	(1.8)%	3.9%	9.8%	16.7%	23.6%	30.6%
Slow	(2.0)%	(2.0)%	5.0%	12.1%	20.2%	28.4%	36.5%

	As of December 31, 2011
Repricing scenario	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps	+500 bps

Fast	(1.9)%	(1.8)%	2.8%	7.4%	13.1%	18.9%	24.8%
Slow	(2.3)%	(2.1)%	4.1%	10.0%	17.0%	24.1%	31.3%

Schedule 38 includes changes in the MVE from -200 bps to +500 bps parallel rate moves for both “fast” and “slow” scenarios.

Schedule 38
CHANGES IN MARKET VALUE OF EQUITY

	As of December 31, 2012
Repricing scenario	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps	+500 bps

Fast	5.3%	0.7%	1.7%	3.9%	6.3%	9.4%	12.0%
Slow	(0.5)%	(2.8)%	4.9%	10.6%	16.0%	25.0%	30.8%

	As of December 31, 2011
Repricing scenario	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps	+500 bps

Fast	2.9%	0.1%	0.7%	1.6%	2.5%	3.3%	4.1%
Slow	(2.1)%	(2.6)%	3.1%	6.7%	9.9%	12.9%	15.6%

During 2012, changes in interest rate sensitivity were primarily driven by a 14.6% year-over-year increase in noninterest-bearing demand deposits, with the majority of that increase being invested in short-term money market assets. Other factors which marginally affected the changes in interest rate sensitivity include the redemption of TARP preferred stock from cash reserves, changes in the modeling assumptions for capturing balloon payments, and changes to prepayment assumptions.

Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At the end of 2012 and 2011, approximately 77% and 76%, respectively, of the Company’s commercial lending and CRE portfolios were variable rate and primarily tied to either the prime rate or

LIBOR. In addition, certain of our consumer loans also have variable interest rates. See Schedule 21 for further information on fixed and variable interest rates of the loan portfolio.

Largely due to competitive pressures, the Company’s subsidiary banks have decreased the use of interest rate floors on new loans. As of December 31, 2012, and December 31, 2011, approximately 37.5% and 45.8% of all of the Company’s variable rate loan balances contain floors. Of the loans with floors, approximately 74.4% and 77.9% of the balances at December 31, 2012 and 2011, respectively, were priced at the floor rates, which were above the “index plus spread” rate by an average of 1.07% and 1.22%, respectively.
At December 31, 2012, the Company held $150 million (notional amount) of interest rate swap agreements, all of which will mature in 2013. See Notes 7 and 20 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
Market Risk – Fixed Income
The Company engages in the underwriting and trading of municipal securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.
At December 31, 2012, the Company had $28 million of trading assets and $27 million of securities sold, not yet purchased, compared with $40 million and $44 million, respectively, at the end of the prior year.
During the third quarter of 2012, the Company exited the business of trading corporate debt securities in preparation for the expected implementation of the Volcker Rule of the Dodd-Frank Act. We do not expect this change to have a material impact on the Company’s future earnings.
The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During 2012, the after-tax change in AOCI attributable to AFS and HTM securities was an increase of $149 million compared to a $93 million decrease in 2011. The decrease attributable to cash flow interest rate swaps was $8 million in 2012 and $21 million in 2011. If any of the AFS or HTM securities becomes other-than-temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” on page 49 for additional information on OTTI.
Market Risk – Equity Investments
Through its equity investment activities, the Company owns equity securities that are publicly traded. In addition, the Company owns equity securities in companies and governmental entities, e.g., Federal Reserve Bank and Federal Home Loan Banks, that are not publicly traded, and which are accounted for under cost, fair value, equity, or full consolidation methods of accounting, depending upon the Company’s ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of the Company’s investment is subject to fluctuation. Since the fair value of these securities may fall below the Company’s investment costs, the Company is exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored and evaluated by the Company’s Equity Investment Committee.
The Company holds investments in pre-public companies through various venture capital funds. The Company’s equity exposure to these investments was approximately $56 million and $49 million at December 31, 2012 and 2011, respectively.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds were generally not a part of the strategy since the underlying companies were typically not creditworthy. The carrying value of Amegy’s equity investments was $60 million and $71 million at December 31, 2012 and 2011, respectively.
At December 31, 2012 and 2011, the Company had a total remaining funding commitment of $32 million and $44 million, respectively, to SBIC, non-SBIC funds, and private equity investments. Of these commitments, approximately $22 million and $29 million, respectively, were at Amegy.
These private equity investments are subject to the provisions of the Dodd-Frank Act that prohibit bank holding company or bank investment in such funds, with limited exceptions. The Company is allowed to honor unfunded commitments made prior to the adoption of the Dodd-Frank Act, but is not allowed to make any new commitments to invest in private equity, except for SBIC funds. Therefore, the Company’s earnings from these investments, and the potential volatility of these earnings, are expected to decline over the next several years and will ultimately cease.

Liquidity Risk Management
Overview
Liquidity risk is the possibility that the Company’s cash flows may not be adequate to fund its ongoing operations and meet its commitments in a timely and cost-effective manner. Since liquidity risk is closely linked to both credit risk and market risk, many of the previously discussed risk control mechanisms also apply to the monitoring and management of liquidity risk. We manage the Company’s liquidity to provide adequate funds to meet its anticipated financial and contractual obligations, including withdrawals by depositors, debt and capital service requirements, and lease obligations, as well as to fund customers’ needs for credit.

Overseeing liquidity management is the responsibility of ALCO, which implements a Board-adopted corporate Liquidity and Funding Policy. This policy addresses maintaining adequate liquidity, diversifying funding positions, monitoring liquidity at consolidated as well as subsidiary bank levels, and anticipating future funding needs. The policy also includes liquidity ratio guidelines, for example, the “time to required funding” and fixed charges coverage ratios, that are used to monitor the liquidity positions of the Parent and bank subsidiaries, as well as various stress test and liquid asset measurements for the Parent and bank liquidity.

The management of liquidity and funding is performed centrally by Zions Bank’s Capital Markets/Investment Division under the direction of the Company’s Chief Investment Officer, with oversight by ALCO. The Chief Investment Officer is responsible for recommending changes to existing funding plans, as well as to the policy guidelines. These recommendations must be submitted for approval to ALCO. The subsidiary banks have authority to price deposits, borrow from their FHLB and the Federal Reserve, and sell/purchase Federal Funds to/from Zions Bank and/or correspondent banks. The banks may also make liquidity and funding recommendations to the Chief Investment Officer.

Contractual Obligations
Schedule 39 summarizes the Company’s contractual obligations at December 31, 2012.

Schedule 39
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$2,465	$502	$208	$1	$42,957	$46,133
Commitments to extend credit	4,234	4,618	2,859	2,566		14,277
Standby letters of credit:
Financial	471	206	10	87		774
Performance	116	73	1			190
Commercial letters of credit	81	1		10		92
Commitments to make venture and other noninterest-bearing investments[2]	32					32
Securities sold, not yet purchased	27					27
Federal funds purchased and security repurchase agreements	320					320
Other short-term borrowings	5					5
Long-term debt [3]	18	1,138	653	520		2,329
Operating leases, net of subleases	46	86	72	141		345
Unrecognized tax benefits, ASC 740	1	1				2
	$7,816	$6,625	$3,803	$3,325	$42,957	$64,526

[1]	Indeterminable maturity deposits include noninterest-bearing demand, savings and money market, and non-time foreign.

[2]	Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They have therefore been considered due on demand, maturing in one year or less.

[3]	The maturities on long-term borrowings do not include the associated hedges.

In addition to the commitments specifically noted in Schedule 39, the Company enters into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services used in the operation of its business. Generally, these contracts are renewable or cancelable at least annually, although in some cases to secure favorable pricing concessions, the Company has committed to contracts that may extend to several years.

The Company also enters into derivative contracts under which it is required either to receive or pay cash, depending on changes in interest rates. These contracts are carried at fair value on the balance sheet with the fair value representing the net present value of the expected future cash receipts and payments based on market rates of interest as of the balance sheet date. The fair value of the contracts changes daily as interest rates change. See Note 7 of the Notes to Consolidated Financial Statements for further information on derivative contracts,.

Liquidity Management Actions
Consolidated cash and interest-bearing deposits held as investments at the Parent and its subsidiaries decreased to $7.8 billion at December 31, 2012 from $8.2 billion at December 31, 2011. The decrease during 2012 resulted from (1) the redemption of the $1.4 billion Series D Fixed-Rate Cumulative Perpetual Preferred Stock issued to the U.S. Department of the Treasury under its Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), (2) the payment of common and preferred dividends, (3) the purchase of additional security resell agreements and (4) the net funding of new loans. These decreases were partially offset by an increase in cash due to an increase in deposits, the issuance of long-term debt (net of repayments), and net cash provided by operating activities.

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

During 2012, the Parent redeemed its $1.4 billion TARP preferred stock and purchased $575 million of security resell agreements. These uses of cash were partially offset by dividends received from its subsidiaries and the redemption of subsidiary preferred stock issued to the Parent. As a result of these capital actions, cash and interest-bearing deposits held as investments at the Parent decreased to $78 million at December 31, 2012 from $956 million at December 31, 2011.

During 2012, the Parent received common dividends totaling $181.6 million and preferred dividends totaling $65.0 million from its subsidiary banks, and common dividends totaling $55.4 million from nonbank subsidiaries. Also, the Parent received cash of $769.1 million from its subsidiary banks as a result of the redemption of preferred stock issued to the Parent. During 2011, the Parent received $181.9 million from bank and nonbank subsidiaries for common and preferred dividends and the redemption of preferred stock issued to the Parent. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During 2012, all of the Company’s subsidiary banks, except TCBO, recorded a profit. We expect that this profitability will be sustained, thus permitting additional payments of dividends by the subsidiaries to the Parent, and/or returns of capital to the Parent during 2013. See Note 18 of the Notes to Consolidated Financial Statements for details of dividend capacities and limitations.
During 2012 and 2011, the Company has held the dividend on its common stock to $0.01 per share per quarter to conserve both capital and cash at the Parent.
During 2012, the Company adopted several new policy limits that govern liquidity risk. Most importantly, it adopted a target for the Parent’s time-to-required funding of 18-24 months, with a minimum policy limit of 12 months. As of December 31, 2012 and throughout 2012, the Company exceeded these policy limits.
General financial market and economic conditions impact the Company’s access to and cost of external financing and continued to improve during 2012. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during 2012 except for Moody’s senior debt rating which improved to Ba1 from Ba3, Moody’s subordinated debt rating which improved to Ba2 from B1, and Fitch’s outlook which improved to positive from stable. While Moody’s rates the Company’s senior debt as Ba1 or noninvestment grade, Standard & Poor’s, Fitch, Dominion Bond Rating Service (“DBRS”), and Kroll all rate the Company’s senior debt at a low investment grade level. In addition, all five rating agencies rate the Company’s subordinated debt as noninvestment grade.
Schedule 40 presents the Parent’s ratings as of December 31, 2012.

Schedule 40
CREDIT RATINGS

Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating

S&P	Negative	BBB-	BB+
Moody’s	Stable	Ba1	Ba2
Fitch	Positive	BBB-	BB+
DBRS	Stable	BBB (low)	BB (high)
Kroll	Stable	BBB	BBB-

During 2012, the primary sources of additional cash to the Parent in the capital markets were (1) $598 million issuance of four- to five-year unsecured senior notes; proceeds net of commissions, fees and discounts were $573 million, (2) $185 million issuance of one- to seven-year unsecured senior notes and (3) $144 million issuance of Series F 7.9% Fixed-Rate Non-Cumulative Perpetual Preferred Stock. The coupon interest rates and the yield-to-maturity interest rates at the time of issuance for the four- to five-year notes are summarized in Schedule 41.

Schedule 41
4-5 YEAR SENIOR NOTES

(Amounts in millions)
Senior notes issued	Coupon interest rate	Yield-to-maturity at issuance date

$300	4.50%	5.84%
100	4.50	4.44
158	4.00	4.69
20	4.00	3.86
20	4.00	3.75
$598

Primary uses of cash in the capital markets for the Parent during 2012 were the (1) redemption of $1.4 billion of TARP preferred stock, (2) redemption of $143 million Series E 11.0% preferred stock, (3) repayment of $255 million variable rate senior notes that were guaranteed under the FDIC’s Temporary Liquidity Guarantee Program, and (4) repayment of $184 million of medium-term senior notes with coupon interest rates ranging from 2.00% to 5.00%.
During 2012 and 2011, the Parent’s operating expenses included cash payments for interest of approximately $124 million and $127 million, respectively. Additionally, the Parent paid approximately $134 million and $156 million of dividends on preferred stock and common stock, respectively, for the same periods. Preferred stock dividends decreased in 2012 as a result of the redemption of the $1.4 billion TARP preferred stock and the replacement of the 11.0% Series E preferred stock with the 7.9% Series F preferred stock.
The Company’s cash receipts from subsidiaries and investments covered the Parent’s interest and dividend payments during 2012 and are expected to cover them in 2013. Note 23 of the Notes to Consolidated Financial Statements contains the Parent’s statements of income and cash flows for 2012, 2011 and 2010, as well as its balance sheets at December 31, 2012 and 2011.
Repayments of short-term borrowings by the Parent exceeded new issuances, which resulted in net cash outflows of $111 million during 2012.
At December 31, 2012, maturities of the Company’s long-term senior and subordinated debt ranged from February 2013 to November 2019, with interest rates from 2.0% to 7.75%.

See Note 12 of the Notes to Consolidated Financial Statements for a complete summary of the Company’s long-term debt.

Subsidiary Bank Liquidity: The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At December 31, 2012, these core deposits, excluding brokered deposits, in aggregate, constituted 96.6% of consolidated deposits, compared with 95.4% at December 31, 2011. On a consolidated basis, the Company’s net loan to total deposit ratio is at a recent historical low of 81.6% as of December 31, 2012, compared to 86.9% as of December 31, 2011.
Total deposits increased by $3.3 billion during 2012 mainly due to increases of $2.4 billion in noninterest-bearing demand deposits and $1.1 billion in savings and money market deposits, partly offset by a decrease of $451 million in time deposits. Also, during 2012, the subsidiary banks’ investment in security resell agreements increased by $2.1 billion, at least partially funded by this significant increase in deposits.
The FDIC rule providing temporary unlimited insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions expired on December 31, 2012. Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold, and the combined total is insured up to $250,000.
The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity, and from time to time, a significant source of funding and back-up liquidity for each of the Company’s subsidiary banks. Zions Bank, TCBW, and TCBO are members of the FHLB of Seattle. CB&T, NSB, and NBA are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. The subsidiary banks are required to invest in FHLB stock to maintain their borrowing capacity. At December 31, 2012, the amount available for additional FHLB and Federal Reserve borrowings was approximately $14.4 billion. Loans with a carrying value of approximately $21.1 billion at both December 31, 2012 and 2011 have been pledged at the Federal Reserve and various FHLBs as collateral for current and potential borrowings. At December 31, 2012 the Company had a de minimus amount of long-term borrowings outstanding with the FHLB – approximately $23 million, which decreased slightly from $24 million at December 31, 2011. At December 31, 2012 and December 31, 2011, the subsidiary banks’ total investment in FHLB stock was approximately $109 million and $116 million, respectively.
The Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is taken. During 2012, investment securities’ activities resulted in a decrease in investment securities holdings and a net increase of cash in the amount of $322 million.
Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending activity for 2012 resulted in a net cash outflow of $0.8 billion compared to a net cash outflow of $1.2 billion for 2011.

During 2012, the Company paid income taxes of $183 million compared to $4 million during 2011.

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
To manage and minimize its operating risk, the Company has in place transactional documentation requirements; systems and procedures to monitor transactions and positions; systems and procedures to detect and mitigate attempts to commit fraud, penetrate the Company’s systems or telecommunications, access customer data, and/or deny normal access to those systems to the Company’s legitimate customers; regulatory compliance reviews; and periodic reviews by the Company’s internal audit and credit examination departments. In addition, reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we maintain contingency plans and systems for operations support in the event of natural or other disasters.

Efforts are continually underway to improve the Company’s oversight of operational risk, including enhancement of risk-control self assessments and antifraud measures, which are reported to the Enterprise Risk Management Committee and to the Risk Oversight Committee of the Board. We also mitigate operational risk through the purchase of insurance, including errors and omissions and professional liability insurance. However, the number and sophistication of attempts to disrupt or penetrate the Company’s critical systems, sometimes referred to as hacking, cyberfraud, cyberattacks, cyberterrorism, or other similar names, also continues to grow. On a daily basis, the Company, its customers, and other financial institutions are subject to such attempts. The Company has established systems and procedures to monitor, thwart or mitigate damage from such attempts, and usually these efforts have been successful. However, in some instances we, or our customers, have been victimized by cyberfraud (related losses to the Company have not been material), or some of our customers have been temporarily unable to routinely access our online systems as a result of, for example, distributed denial of service attacks.

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
The Company has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. Specifically, it is the policy of the Parent and each of the subsidiary banks to:

•
Maintain sufficient capital as defined by federal banking regulators to support current needs and to ensure that capital is available to support anticipated growth, see Note 18 of the Notes to Consolidated Financial Statements for additional information on capital;

•	Take into account the desirability of receiving an “investment grade” rating from major debt rating agencies on senior and subordinated unsecured debt when setting capital levels;

•	Develop capabilities to measure and manage capital on a risk-adjusted basis; and

•	Return excess capital to shareholders through dividends and repurchases of common stock.
In addition, the CMC oversees the Company’s capital stress testing under a variety of adverse economic and market scenarios. The Company has established processes to periodically conduct stress tests to evaluate potential impacts to the Company under hypothetical economic scenarios. These stress tests facilitate our contingency planning and management of capital and liquidity including quantitative limits reflecting the Board of Directors’ risk appetite. These processes are also used to conduct the stress testing required by the Federal Reserve as part of the Company’s Capital Plan Review process.

Filing a Capital Plan with the Federal Reserve based on stress-testing, and documented sound policies, processes, models and governance practices, and the subsequent review by the Federal Reserve, is an annual regulatory requirement. This Capital Plan, which is subject to objection by the Federal Reserve, governs all of the Company’s capital and significant unsecured debt financing actions for a period of five quarters. Among the actions governed by the Capital Plan are the repurchase of outstanding capital securities and the timing of new capital issuances, and whether the Company can pay or increase dividends. Any such action not included in a Capital Plan to which the Federal Reserve has not objected cannot be executed, without submission of a revised stress test and Capital Plan for Federal Reserve review and non-objection; de minimus changes are allowed without a complete Plan resubmission, subject to receipt of a Federal Reserve non-objection. Additionally, the Federal Reserve has proposed regulations requiring future results of these stress tests to be disclosed, which may influence bank regulatory supervisory requirements concerning the Company and impact the amount or timing of dividends or distributions to the Company’s shareholders. The Company submitted its 2013 Capital Plan to the Federal Reserve on January 7, 2013, and does not expect to receive a non-objection/objection decision from the Federal Reserve until mid-March.

Controlling interest shareholders’ equity decreased by 13.4% from $7.0 billion at December 31, 2011 to $6.1 billion at December 31, 2012. The decrease in controlling interest shareholders’ equity from December 31, 2011 is primarily due to the redemption of the $1.4 billion of TARP preferred stock and $133.6 million of dividends paid on preferred and common stock, partially offset by $349.5 million of net income applicable to controlling interest, $89.6 million of convertible subordinated debt converted to preferred stock, and $148.8 million improvement in net unrealized losses on investment securities recorded in AOCI. The Company redeemed its TARP preferred stock in two installments of $700 million each on March 28, 2012 and September 26, 2012. The improvement in net unrealized losses on investment securities in 2012 was primarily a result of improvement in the discount rates on riskier assets and favorable changes in certain CDO tranche collateralization levels and the recognition of OTTI in the statement of income.

Note 18 of the Notes to Consolidated Financial Statements provides additional information on risk-based capital. In addition, “Liquidity Risk Management” on page 83 and Notes 12 and 13 of the Notes to Consolidated Financial Statements discuss the Company’s debt and equity transactions during 2012.

The Company paid $7.4 million in dividends on common stock in both 2012 and 2011. The dividends paid per share of $0.01 each quarter in 2012 were unchanged from the rate paid since the third quarter of 2009.

The Company recorded preferred stock dividends of $170.9 million and $170.4 million during 2012 and 2011, respectively. Preferred dividends for 2012 and 2011 include $79.1 million and $91.6 million, respectively, related to the TARP preferred stock, consisting of cash payments of $34.4 million and $70.0 million in 2012 and 2011, respectively, and accretion of $44.7 million and $21.6 million in 2012 and 2011, respectively, for the difference between the fair value and par amount of the TARP preferred stock when issued.

Conversions of convertible subordinated debt into preferred stock have augmented the Company’s capital position and reduced future debt refinancing needs. From the original modification in June 2009 through December 31, 2012, $752 million of debt has been extinguished and $878 million of preferred capital has been added as a result of these conversions. Schedule 42 shows the effect the conversions have had on Tier 1 capital and outstanding convertible subordinated debt.

Schedule 42
IMPACT OF CONVERTIBLE SUBORDINATED DEBT

	Year Ended December 31,
(In millions)	2012	2011	2010
Preferred equity:
Convertible subordinated debt converted to preferred stock	$90	$256	$343
Beneficial conversion feature reclassified from common to preferred stock	15	43	57
Change in preferred equity	105	299	400

Common equity:
Accelerated convertible subordinated debt discount amortization, net of tax	(26)	(94)	(148)
Beneficial conversion feature reclassified from common to preferred stock	(15)	(43)	(57)
Change in common equity	(41)	(137)	(205)

Net impact on Tier 1 capital	$64	$162	$195

Convertible subordinated debt outstanding	$458	$547	$803

As of December 31, 2012 and 2011 our preferred stock balance included $126 million and $111 million, respectively, related to the beneficial conversion feature. As shown in Schedule 42, a portion of the beneficial conversion feature is reclassified from common stock to preferred stock upon each conversion of convertible subordinated debt into preferred stock. In the event that the Series C preferred stock were to be redeemed, the $126 million would be reclassified into common equity. Note 13 of the Notes to Consolidated Financial Statements contains further information related to the beneficial conversion feature.

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
Banking organizations are required by capital regulations to maintain capital levels in excess of certain minimum standards as measured by several regulatory capital ratios. The Company’s capital ratios as of December 31, 2012 are shown in Schedule 43. The Company is in compliance with all currently applicable capital requirements.
Schedule 43
CAPITAL AND PERFORMANCE RATIOS

	December 31,
	2012	2011	2010

Tangible common equity ratio	7.09%	6.77%	6.99%
Tangible equity ratio	9.15%	11.33%	11.10%
Average equity to average assets	12.22%	13.36%	11.99%
Risk-based capital ratios:
Common equity Tier 1	9.80%	9.57%	8.95%
Tier 1 leverage	10.96%	13.40%	12.56%
Tier 1 risk-based	13.38%	16.13%	14.78%
Total risk-based	15.05%	18.06%	17.15%

Return on average common equity	3.76%	3.32%	(9.26)%
Tangible return on average tangible common equity	5.18%	4.72%	(11.89)%

At December 31, 2012, regulatory Tier 1 risk-based capital and total risk-based capital were $5,884 million and $6,617 million, respectively, compared to $6,946 million and $7,780 million at December 31, 2011.

In June 2012, the FRB, OCC, and FDIC (collectively, the Agencies) each issued Notices of Proposed Rulemaking (“NPRs”) that would revise and replace the Agencies’ current regulatory capital rules to align with the June 2011 Bank for International Settlements regulatory framework, commonly referred to as Basel III. These capital standards meet certain requirements of the Dodd-Frank Act. Requirements included in the proposed NPRs would establish more restrictive capital definitions, higher risk-weightings for certain asset classes, capital buffers, higher minimum capital ratios, and new “prompt corrective action” triggers and restrictions. The revisions include revised methodologies for determining risk-weighted assets for residential mortgages, unused loan commitments, securitization exposures, nonperforming assets, and counterparty credit risk. We are currently evaluating the impact of the proposed NPRs on our regulatory capital ratios. While uncertainty exist as to the final form of the U.S. rules implementing the Basel III capital framework, we expect to meet the final requirements adopted by U.S. banking regulators within regulatory timelines.
Subsequent to December 31, 2012, the Company expects to execute several capital actions that should significantly reduce the cost of its capital and financing structure. On February 4, 2013, the Company filed a prospectus supplement for the issuance of $172 million of its fixed/floating rate (6.30% for the first ten years) Series G Preferred Stock, redeemable on March 15, 2023.

GAAP to NON-GAAP RECONCILIATIONS
1. Common equity Tier 1 capital
Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. Regulators have begun supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as common equity Tier 1 capital. The common equity Tier 1 capital ratio is the core capital component of the Basel III standards, and we believe that it increasingly is becoming a key ratio considered by regulators, investors, and analysts. There is a difference between this ratio calculated using Basel I definitions of common equity Tier 1 capital and those definitions using Basel III rules when fully phased in (which have not yet been formalized in regulation). The common equity Tier 1 risk-based capital ratios in Schedule 43 use the current Basel I definitions for determining the numerator. Because common equity Tier 1 capital is not formally defined by GAAP or codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure and other entities may calculate them differently than the Company’s disclosed calculations. Since banking regulators, investors and analysts may assess the Company’s capital adequacy using common equity Tier 1 capital, we believe it is useful to provide them the ability to assess the Company’s capital adequacy on this same basis.
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
Schedule 44 provides a reconciliation of controlling interest shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to common equity Tier 1 capital (non-GAAP) using current U.S. regulatory treatment and not proposed Basel III calculations.

Schedule 44
COMMON EQUITY TIER 1 CAPITAL (NON-GAAP)

	December 31,
(Amounts in millions)	2012	2011	2010

Controlling interest shareholders’ equity (GAAP)	$6,052	$6,985	$6,648
Accumulated other comprehensive loss (income)	446	592	461
Nonqualifying goodwill and intangibles	(1,065)	(1,083)	(1,103)
Disallowed deferred tax assets	—	—	(106)
Other regulatory adjustments	3	4	2
Qualifying trust preferred securities	448	448	448
Tier 1 capital (regulatory)	5,884	6,946	6,350
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(1,128)	(2,377)	(2,057)
Common equity Tier 1 capital (non-GAAP)	$4,308	$4,121	$3,845
Risk-weighted assets (regulatory)	$43,970	$43,077	$42,950
Common equity Tier 1 capital to risk-weighted assets (non-GAAP)	9.80%	9.57%	8.95%
2. Income (loss) before income taxes and subordinated debt conversions
This Annual Report on Form 10-K presents “income (loss) before income taxes and subordinated debt conversions” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt and (2) accelerated discount amortization on convertible subordinated debt which has been converted.
Schedule 2 provides a reconciliation of income (loss) before income taxes (GAAP) to income (loss) before income taxes and subordinated debt conversions (non-GAAP).

3. Tangible return on average tangible common equity
This Annual Report on Form 10-K presents “tangible return on average tangible common equity” which excludes, net of tax, the amortization of core deposit and other intangibles and impairment loss on goodwill from net earnings applicable to common shareholders, and average goodwill and core deposit and other intangibles from average common equity.
Schedule 45 provides a reconciliation of net earnings applicable to common shareholders (GAAP) to net earnings applicable to common shareholders, excluding net of tax, the effects of amortization of core deposit and other intangibles and impairment loss on goodwill (non-GAAP), and average common equity (GAAP) to average tangible common equity (non-GAAP).
Schedule 45
TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

	Year Ended December 31,
(Amounts in millions)	2012	2011	2010

Net earnings (loss) applicable to common shareholders (GAAP)	$178.6	$153.4	$(412.5)
Adjustments, net of tax:
Impairment loss on goodwill	0.6	—	—
Amortization of core deposit and other intangibles	10.8	12.7	16.0
Net earnings (loss) applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP) (a)	$190.0	$166.1	$(396.5)

Average common equity (GAAP)	$4,745	$4,614	$4,452
Average goodwill	(1,015)	(1,015)	(1,015)
Average core deposit and other intangibles	(59)	(77)	(101)
Average tangible common equity (non-GAAP) (b)	$3,671	$3,522	$3,336
Tangible return on average tangible common equity (non-GAAP) (a/b)	5.18%	4.72%	(11.89)%

4. Total shareholders’ equity to tangible equity and tangible common equity
This Annual Report on Form 10-K presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock and noncontrolling interests for tangible common equity.
Schedule 46 provides a reconciliation of total shareholders’ equity (GAAP) to both tangible equity (non-GAAP) and tangible common equity (non-GAAP).
Schedule 46
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	December 31,
	2012	2011	2010
Total shareholders’ equity (GAAP)	$6,049	$6,983	$6,647
Goodwill	(1,014)	(1,015)	(1,015)
Core deposit and other intangibles	(51)	(68)	(88)
Tangible equity (non-GAAP) (a)	4,984	5,900	5,544
Preferred stock	(1,128)	(2,377)	(2,057)
Noncontrolling interests	3	2	1
Tangible common equity (non-GAAP) (b)	$3,859	$3,525	$3,488
Total assets (GAAP)	$55,512	$53,149	$51,035
Goodwill	(1,014)	(1,015)	(1,015)
Core deposit and other intangibles	(51)	(68)	(88)
Tangible assets (non-GAAP) (c)	$54,447	$52,066	$49,932
Tangible equity ratio (a/c)	9.15%	11.33%	11.10%
Tangible common equity ratio (b/c)	7.09%	6.77%	6.99%
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 78 and is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Zions Bancorporation and subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined by Exchange Act Rules 13a-15 and 15d-15.

The Company’s management has used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company's internal control over financial reporting.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2012 and has also issued an attestation report, which is included herein, on internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board (“PCAOB”).

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation and Subsidiaries
We have audited Zions Bancorporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Zions Bancorporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Zions Bancorporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Zions Bancorporation and subsidiaries and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 28, 2013

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zions Bancorporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zions Bancorporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 28, 2013

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	December 31,
	2012	2011
ASSETS
Cash and due from banks	$1,841,907	$1,224,350
Money market investments:
Interest-bearing deposits	5,978,978	7,020,895
Federal funds sold and security resell agreements	2,775,354	102,159
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $674,741 and $729,974)	756,909	807,804
Available-for-sale, at fair value	3,091,310	3,230,795
Trading account, at fair value	28,290	40,273
	3,876,509	4,078,872

Loans held for sale	251,651	201,590
Loans, net of unearned income and fees:
Loans and leases	37,137,006	36,507,039
FDIC-supported loans	528,241	750,870
	37,665,247	37,257,909
Less allowance for loan losses	896,087	1,051,685
Loans, net of allowance	36,769,160	36,206,224

Other noninterest-bearing investments	855,462	865,231
Premises and equipment, net	708,882	719,276
Goodwill	1,014,129	1,015,129
Core deposit and other intangibles	50,818	67,830
Other real estate owned	98,151	153,178
Other assets	1,290,917	1,494,375
	$55,511,918	$53,149,109

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$18,469,458	$16,110,857
Interest-bearing:
Savings and money market	22,896,624	21,775,841
Time	2,962,931	3,413,550
Foreign	1,804,060	1,575,361
	46,133,073	42,875,609
Securities sold, not yet purchased	26,735	44,486
Federal funds purchased and security repurchase agreements	320,478	608,098
Other short-term borrowings	5,409	70,273
Long-term debt	2,337,113	1,954,462
Reserve for unfunded lending commitments	106,809	102,422
Other liabilities	533,660	510,531
Total liabilities	49,463,277	46,165,881

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,128,302	2,377,560
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 184,199,198 and 184,135,388 shares	4,166,109	4,163,242
Retained earnings	1,203,815	1,036,590
Accumulated other comprehensive income (loss)	(446,157)	(592,084)
Controlling interest shareholders’ equity	6,052,069	6,985,308
Noncontrolling interests	(3,428)	(2,080)
Total shareholders’ equity	6,048,641	6,983,228
	$55,511,918	$53,149,109
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	Year Ended December 31,
	2012	2011	2010
Interest income:
Interest and fees on loans	$1,889,884	$2,049,928	$2,172,093
Interest on money market investments	21,080	13,832	10,946
Interest on securities:
Held-to-maturity	34,751	35,716	33,405
Available-for-sale	92,261	87,105	88,035
Trading account	746	2,000	2,220
Total interest income	2,038,722	2,188,581	2,306,699
Interest expense:
Interest on deposits	80,146	128,479	196,112
Interest on short-term borrowings	1,406	6,685	12,561
Interest on long-term debt	225,230	297,232	383,783
Total interest expense	306,782	432,396	592,456
Net interest income	1,731,940	1,756,185	1,714,243
Provision for loan losses	14,227	74,532	852,693
Net interest income after provision for loan losses	1,717,713	1,681,653	861,550
Noninterest income:
Service charges and fees on deposit accounts	176,401	174,435	199,748
Other service charges, commissions and fees	174,420	185,836	178,487
Trust and wealth management income	28,402	26,683	27,452
Capital markets and foreign exchange	26,810	31,407	37,636
Dividends and other investment income	55,825	42,428	33,074
Loan sales and servicing income	39,929	28,072	29,382
Fair value and nonhedge derivative loss	(21,782)	(4,980)	(15,827)
Equity securities gains (losses), net	11,253	6,511	(5,993)
Fixed income securities gains, net	19,544	11,868	11,055
Impairment losses on investment securities:
Impairment losses on investment securities	(166,257)	(77,325)	(156,452)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	62,196	43,642	71,097
Net impairment losses on investment securities	(104,061)	(33,683)	(85,355)
Gain on subordinated debt exchange	—	—	14,471
Other	13,129	29,607	29,478
Total noninterest income	419,870	498,184	453,608
Noninterest expense:
Salaries and employee benefits	885,661	874,293	825,344
Occupancy, net	112,947	112,537	113,559
Furniture and equipment	108,990	105,703	101,061
Other real estate expense	19,723	77,570	144,815
Credit-related expense	50,518	61,629	71,205
Provision for unfunded lending commitments	4,387	(9,286)	(4,737)
Legal and professional services	52,509	38,992	39,540
Advertising	25,720	27,164	24,820
FDIC premiums	43,401	63,918	101,990
Amortization of core deposit and other intangibles	17,010	20,070	25,517
Other	275,151	285,974	275,212
Total noninterest expense	1,596,017	1,658,564	1,718,326
Income (loss) before income taxes	541,566	521,273	(403,168)
Income taxes (benefit)	193,416	198,583	(106,819)
Net income (loss)	348,150	322,690	(296,349)
Net loss applicable to noncontrolling interests	(1,366)	(1,114)	(3,621)
Net income (loss) applicable to controlling interest	349,516	323,804	(292,728)
Preferred stock dividends	(170,885)	(170,414)	(122,884)
Preferred stock redemption	—	—	3,107
Net earnings (loss) applicable to common shareholders	$178,631	$153,390	$(412,505)
Weighted average common shares outstanding during the year:
Basic shares	183,081	182,393	166,054
Diluted shares	183,236	182,605	166,054
Net earnings (loss) per common share:
Basic	$0.97	$0.83	$(2.48)
Diluted	0.97	0.83	(2.48)
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year Ended December 31,
	2012	2011	2010

Net income (loss)	$348,150	$322,690	$(296,349)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains (losses) on investments	129,330	(77,280)	4,248
Reclassification for net losses on investments included in earnings	51,360	12,852	45,689
Noncredit-related impairment losses on securities not expected to be sold	(38,406)	(26,481)	(43,920)
Accretion of securities with noncredit-related impairment losses not expected to be sold	6,863	410	131
Net unrealized losses on derivative instruments	(7,610)	(21,298)	(37,357)
Pension and postretirement	4,390	(18,991)	6,812
Other comprehensive income (loss)	145,927	(130,788)	(24,397)
Comprehensive income (loss)	494,077	191,902	(320,746)
Comprehensive loss applicable to noncontrolling interests	(1,366)	(1,114)	(3,621)
Comprehensive income (loss) applicable to controlling interest	$495,443	$193,016	$(317,125)
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except share and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2009	$1,502,784	150,425,070	$3,318,417	$1,308,356	$(436,899)	$17,599	$5,710,257
Net loss				(292,728)		(3,621)	(296,349)
Other comprehensive loss, net of tax					(24,397)		(24,397)
Subordinated debt converted to preferred stock	399,785		(56,834)				342,951
Issuance of preferred stock	142,500		(3,843)				138,657
Preferred stock exchanged for common stock	(8,615)	224,903	5,508	3,107			—
Issuance of common stock warrants			214,563				214,563
Subordinated debt exchanged for common stock		2,165,391	46,902				46,902
Issuance of common stock		29,553,957	623,469				623,469
Net activity under employee plans and related tax benefits		414,765	15,437				15,437
Dividends on preferred stock	20,218			(122,884)			(102,666)
Dividends on common stock, $0.04 per share				(6,650)			(6,650)
Change in deferred compensation				83			83
Other changes in noncontrolling interests						(15,043)	(15,043)
Balance at December 31, 2010	2,056,672	182,784,086	4,163,619	889,284	(461,296)	(1,065)	6,647,214
Net income (loss)				323,804		(1,114)	322,690
Other comprehensive loss, net of tax					(130,788)		(130,788)
Subordinated debt converted to preferred stock	299,248		(43,139)				256,109
Issuance of common stock		1,067,540	25,048				25,048
Net activity under employee plans and related tax benefits		283,762	17,714				17,714
Dividends on preferred stock	21,640			(170,414)			(148,774)
Dividends on common stock, $0.04 per share				(7,361)			(7,361)
Change in deferred compensation				1,277			1,277
Other changes in noncontrolling interests						99	99
Balance at December 31, 2011	2,377,560	184,135,388	4,163,242	1,036,590	(592,084)	(2,080)	6,983,228
Net income (loss)				349,516		(1,366)	348,150
Other comprehensive income, net of tax					145,927		145,927
Issuance of preferred stock	143,750		(2,408)				141,342
Preferred stock redemption	(1,542,500)		3,830	(3,830)			(1,542,500)
Subordinated debt converted to preferred stock	104,796		(15,232)				89,564
Net activity under employee plans and related tax benefits		63,810	16,677				16,677
Dividends on preferred stock	44,696			(170,885)			(126,189)
Dividends on common stock, $0.04 per share				(7,392)			(7,392)
Change in deferred compensation				(184)			(184)
Other changes in noncontrolling interests						18	18
Balance at December 31, 2012	$1,128,302	184,199,198	$4,166,109	$1,203,815	$(446,157)	$(3,428)	$6,048,641
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$348,150	$322,690	$(296,349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net impairment losses on investment securities, goodwill, and long-lived assets	106,545	35,686	87,105
Gain on subordinated debt exchanged for common stock	—	—	(14,471)
Gains on divestitures	(2,510)	—	(13,703)
Provision for credit losses	18,614	65,246	847,956
Depreciation and amortization	214,617	299,948	372,754
Deferred income tax expense (benefit)	9,788	115,604	(28,665)
Net write-downs of and gains/losses from sales of other real estate owned	17,166	58,676	136,232
Net decrease (increase) in trading securities	11,983	8,394	(25,124)
Net decrease (increase) in loans held for sale	(31,445)	50,696	(32,953)
Change in other liabilities	27,439	19,370	241,936
Change in other assets	71,772	153,592	230,522
Other, net	(26,492)	(1,691)	(33,610)
Net cash provided by operating activities	765,627	1,128,211	1,471,630

CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in money market investments	(1,631,278)	(2,416,741)	(3,974,808)
Proceeds from maturities and paydowns of investment securities held-to-maturity	128,278	101,893	154,906
Purchases of investment securities held-to-maturity	(86,790)	(69,171)	(86,568)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	1,212,047	2,206,881	1,084,074
Purchases of investment securities available-for-sale	(932,034)	(1,423,141)	(1,717,518)
Proceeds from sales of loans and leases	66,223	17,609	154,428
Net loan and lease collections (originations)	(821,457)	(1,245,151)	1,742,889
Proceeds from surrender of bank-owned life insurance contracts	—	—	210,726
Net decrease in other noninterest-bearing investments	40,014	19,407	29,493
Net purchases of premises and equipment	(68,894)	(77,669)	(79,071)
Proceeds from sales of other real estate owned	204,818	362,495	523,967
Net cash received from (paid for) divestitures	(19,901)	—	21,149
Net cash used in investing activities	(1,908,974)	(2,523,588)	(1,936,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,286,823	1,940,697	(903,224)
Net change in short-term funds borrowed	(370,264)	(208,541)	(19,541)
Proceeds from issuance of long-term debt	757,610	106,065	150,413
Repayments of long-term debt	(372,891)	(8,663)	(73,558)
Cash paid for preferred stock redemption	(1,542,500)	—	—
Proceeds from the issuance of common stock, preferred stock, and common stock warrants	143,240	25,686	977,145
Dividends paid on common and preferred stock	(133,581)	(156,135)	(109,316)
Other, net	(7,533)	(3,508)	(3,279)
Net cash provided by financing activities	1,760,904	1,695,601	18,640
Net increase (decrease) in cash and due from banks	617,557	300,224	(446,063)
Cash and due from banks at beginning of year	1,224,350	924,126	1,370,189
Cash and due from banks at end of year	$1,841,907	$1,224,350	$924,126

Cash paid for interest	$214,673	$263,338	$358,156
Net cash paid (refunds received) for income taxes	183,348	3,743	(324,804)
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Zions Bancorporation (“the Parent”) is a financial holding company headquartered in Salt Lake City, Utah, which provides a full range of banking and related services through its banking subsidiaries in ten Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBA”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). The Parent and its subsidiary banks also own and operate certain nonbank subsidiaries that engage in financial services.

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

Reclassifications
Certain amounts in prior years have been reclassified to conform to the current year presentation. These related primarily to reclassifications between interest income and noninterest income. Certain credit card interchange fees were reclassified from interest and fees on loans to other service charges, commissions and fees. Income from factored receivables was reclassified from other service charges, commissions and fees to interest and fees on loans. The net effect of these reclassifications decreased interest and fees on loans by $22.5 million in 2012, $16.3 million in 2011, and $13.1 million in 2010, and increased other service charges, commissions and fees by the same amounts. At December 31, 2012 and 2011, the reclassifications related to factored receivables increased loan and lease balances by $96 million and $113 million and the allowance for loan losses by $2 million and $2 million, and reduced other assets by $94 million and $111 million, respectively. The reclassification related to credit card interchange fees had no effect on the balance sheet. The changes were made primarily to conform with prevailing reporting practices in the banking industry. Affected balances for the reporting years included herein have been adjusted where appropriate. There was no change in net earnings for any prior year presented.

Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when a company is the primary beneficiary of the VIE. Current accounting guidance requires continuous analysis on a qualitative rather than a quantitative basis to determine the primary beneficiary of a VIE. At the commencement of our involvement and periodically thereafter, we consider our consolidation conclusions for all entities with which we are involved. As of December 31, 2012, no VIEs have been consolidated in the Company’s financial statements.

Statement of Cash Flows
For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.

Security Resell Agreements
Security resell agreements represent overnight and term agreements with the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Company, or in some instances third parties on its behalf, take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as a liability and included in the balance sheet as securities sold, not yet purchased. At December 31, 2012, we held approximately $2.7 billion of securities for which we were permitted by contract to sell or repledge. Security resell agreements averaged approximately $805 million during 2012, and the maximum amount outstanding at any month-end during 2012 was approximately $2.7 billion.

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

We review quarterly our investment securities portfolio for any declines in value that are considered to be other-than-temporary impairment (“OTTI”). The process, methodology and factors considered to evaluate securities for OTTI are discussed further in Note 5. Credit-related OTTI is recognized in earnings while noncredit-related OTTI on securities not expected to be sold is recognized in OCI. OTTI is recognized as a realized loss through earnings when our best estimate of discounted cash flows expected to be collected is less than our amortized cost basis.

Trading securities are stated at fair value and consist of securities acquired for short-term appreciation or other trading purposes. Realized and unrealized gains and losses are recorded in trading income, which is included in capital markets and foreign exchange.

The fair values of investment securities, as estimated under current accounting guidance, are discussed in Notes 7 and 20.

Loans and Allowance for Credit Losses
Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees net of deferred direct loan origination costs, is amortized to interest income over the life of the loan using the interest method. Interest income is recognized on an accrual basis.

At the time of origination, we determine whether loans will be held for investment or held for sale. We may subsequently change our intent to hold loans for investment and reclassify them as held for sale. Loans held for sale are carried at the lower of aggregate cost or fair value. A valuation allowance is recorded when cost exceeds fair value based on reviews at the time of reclassification and periodically thereafter. Gains and losses are recorded in noninterest income based on the difference between sales proceeds and carrying value.

Loans that become other than current with respect to contractual payments due may be accounted for separately depending on the status of the loan, which is determined from certain credit quality indicators and analysis under the circumstances. The loan status includes past due, nonaccrual, impaired, modified, and restructured (including troubled debt restructurings). Our accounting policies for these loan types and our estimation of the related allowance for loan losses are discussed further in Note 6.

Certain purchased loans require separate accounting procedures that are also discussed in Note 6.

The Allowance for Credit Losses (“ACL”) includes the allowance for loan losses and the reserve for unfunded lending commitments (“RULC”), and represents our estimate of losses inherent in the loan portfolio that may be recognized from loans and lending commitments that are not recoverable. Further discussion of our estimation process for the ACL is included in Note 6.

Other Real Estate Owned
Other real estate owned (“OREO”) consists principally of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. Amounts are recorded at the lower of cost or fair value (less any selling costs) based on property appraisals at the time of transfer and periodically thereafter.

Nonmarketable Investments
Nonmarketable investments, including private equity investments, are included in other noninterest-bearing investments on the balance sheet. These investments include venture capital securities and securities acquired for various debt and regulatory requirements.

Certain nonmarketable venture capital securities are accounted for under the equity method and reported at estimated fair values in the absence of readily ascertainable fair values. Changes in fair value and gains and losses from sales are recognized in noninterest income. The values assigned to the securities where no market quotations exist are based upon available information and may not necessarily represent amounts that will ultimately be realized. Such estimated amounts depend on future circumstances and will not be realized until the individual securities are liquidated. The valuation procedures applied include consideration of economic and market conditions, current and projected financial performance of the investee company, and the investee company’s management team. We believe that the cost of an investment is initially the best indication of estimated fair value unless there have been material subsequent positive or negative developments that justify an adjustment in the fair value estimate.

Other nonmarketable investments, including private equity investments and those acquired for various debt and regulatory requirements, are accounted for at cost. Periodic reviews are conducted for impairment by comparing carrying values with estimates of fair value determined according to the previous discussion. See further discussion in Note 20.

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

Business Combinations
Business combinations are accounted for under the purchase method of accounting. Upon initially obtaining control, we recognize 100% of all acquired assets and all assumed liabilities regardless of the percentage owned. The assets and liabilities are recorded at their estimated fair values, with goodwill being recorded when such fair values are less than the cost of acquisition. Certain transaction and restructuring costs are expensed as incurred. Changes to our tax valuation allowances and recorded accruals for uncertain tax positions from a business combination are recognized as an adjustment to goodwill over the measurement period, which cannot exceed one year from the acquisition date. Results of operations of the acquired business are included in our statement of income from the date of acquisition.

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

Derivative Instruments
We use derivative instruments, including interest rate swaps and floors and basis swaps, as part of our overall interest rate risk management strategy. These instruments enable us to manage to desired asset and liability duration and to reduce interest rate exposure by matching estimated repricing periods of interest-sensitive assets and liabilities. We also execute derivative instruments with commercial banking customers to facilitate their risk management strategies. These derivatives are immediately hedged by offsetting derivatives such that we minimize our net risk exposure as a result of such transactions. We record all derivatives at fair value in the balance sheet as either other assets or other liabilities. See further discussion in Note 7.

Commitments and Letters of Credit
In the ordinary course of business, we enter into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the allowance for loan losses. The RULC is presented separately in the balance sheet.

Share-Based Compensation
Share-based compensation generally includes grants of stock options, restricted stock, and other awards to employees and nonemployee directors. We recognize the share-based awards in the statement of income based on their fair values. See further discussion in Note 16.

Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between financial statement asset and liability amounts and their respective tax bases and are measured using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not. Unrecognized tax benefits for uncertain tax positions relate primarily to state tax contingencies. See further discussion in Note 14.

Net Earnings Per Common Share
Net earnings per common share is based on net earnings applicable to common shareholders, which is net of preferred stock dividends. Basic net earnings per common share is based on the weighted average outstanding common shares during each year. Unvested share-based awards with rights to receive nonforfeitable dividends are considered participating securities and included in the computation of basic earnings per share. Diluted net earnings per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents (such as warrants, stock options and restricted stock). Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive. See further discussion in Note 15.

2.	CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new guidance under ASU 220, Comprehensive Income, follows ASUs 2011-12 and 2011-05, and finalizes the reporting requirements for reclassifications out of accumulated other comprehensive income (“AOCI”). Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item. Items not reclassified in their entirety must be cross-referenced to other disclosures in the footnotes. The entire reclassification information must be disclosed in one place, either on the face of the financial statements by income statement line item, or in a footnote. For public companies, adoption is required for interim or annual periods beginning after December 15, 2012, or the first quarter of 2013 for calendar-year companies. The guidance should be applied prospectively and allows for early adoption. Management currently does not expect the guidance to have a significant impact on the existing disclosures in the Company’s financial statements.

In January 2013, the FASB issued ASU 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities. This ASU limits the scope of ASU 2011-11 that was issued in December 2011 under ASC 210, Balance Sheet, to provide convergence to International Financial Reporting Standards (“IFRS”) regarding common disclosure requirements for the offsetting of financial instruments. The new ASU only addresses offsetting disclosure requirements for derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. Similar to ASU 2011-11, the new ASU is effective on a retrospective basis, including all prior periods presented, for interim and annual periods beginning on or after January 1, 2013. Management currently expects that this new guidance will not significantly impact the disclosures in the Company’s financial statements.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The primary feature of this new accounting guidance under ASC 860, Transfers and Servicing, relates to the criteria that determine whether a sale or a secured borrowing occurred based on the transferor’s maintenance of effective control over the transferred financial assets. The new guidance focuses on the transferor’s contractual rights and obligations with respect to the transferred financial assets and not on the transferor’s ability to perform under those rights and obligations. Accordingly, the collateral maintenance requirement is eliminated by ASU 2011-3 from the assessment of effective control. We adopted this new guidance effective January 1, 2012 as required. There was no material effect on the Company’s financial statements.

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

4.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Year Ended December 31,
	2012	2011	2010

Loans transferred to other real estate owned	$172,018	$301,454	$607,886
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	15,232	43,139	56,834
Subordinated debt exchanged for common stock	—	—	46,902
Subordinated debt converted to preferred stock	89,564	256,109	342,951
Preferred stock exchanged for common stock	—	—	5,508

5.	INVESTMENT SECURITIES
Investment securities are summarized below. Note 20 discusses the process to estimate fair value for investment securities.

	December 31, 2012
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$524,738	$—	$—	$524,738	$12,837	$709	$536,866
Asset-backed securities:
Trust preferred securities – banks and insurance	255,647	—	42,964	212,683	114	86,596	126,201
Other	21,858	—	2,470	19,388	709	8,523	11,574
Other debt securities	100	—	—	100	—	—	100
	$802,343	$—	$45,434	$756,909	$13,660	$95,828	$674,741
Available-for-sale
U.S. Treasury securities	$104,313	$211	$—	$104,524			$104,524
U.S. Government agencies and corporations:
Agency securities	108,814	3,959	116	112,657			112,657
Agency guaranteed mortgage-backed securities	406,928	18,598	16	425,510			425,510
Small Business Administration loan-backed securities	1,124,322	29,245	639	1,152,928			1,152,928
Municipal securities	75,344	2,622	1,970	75,996			75,996
Asset-backed securities:
Trust preferred securities – banks and insurance	1,596,156	16,687	663,451	949,392			949,392
Trust preferred securities – real estate investment trusts	40,485	—	24,082	16,403			16,403
Auction rate securities	6,504	79	68	6,515			6,515
Other	25,614	701	6,941	19,374			19,374
	3,488,480	72,102	697,283	2,863,299			2,863,299
Mutual funds and other	228,469	194	652	228,011			228,011
	$3,716,949	$72,296	$697,935	$3,091,310			$3,091,310

	December 31, 2011
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$564,468	$—	$—	$564,468	$8,807	$1,083	$572,192
Asset-backed securities:
Trust preferred securities – banks and insurance	262,853	—	40,546	222,307	207	78,191	144,323
Other	24,310	—	3,381	20,929	303	7,868	13,364
Other debt securities	100	—	—	100	—	5	95
	$851,731	$—	$43,927	$807,804	$9,317	$87,147	$729,974
Available-for-sale
U.S. Treasury securities	$4,330	$304	$—	$4,634			$4,634
U.S. Government agencies and corporations:
Agency securities	153,179	5,423	122	158,480			158,480
Agency guaranteed mortgage-backed securities	535,228	18,211	102	553,337			553,337
Small Business Administration loan-backed securities	1,153,039	12,119	4,496	1,160,662			1,160,662
Municipal securities	120,677	3,191	1,700	122,168			122,168
Asset-backed securities:
Trust preferred securities – banks and insurance	1,794,427	15,792	880,509	929,710			929,710
Trust preferred securities – real estate investment trusts	40,259	—	21,614	18,645			18,645
Auction rate securities	71,338	164	1,482	70,020			70,020
Other	64,646	1,028	15,302	50,372			50,372
	3,937,123	56,232	925,327	3,068,028			3,068,028
Mutual funds and other	162,606	167	6	162,767			162,767
	$4,099,729	$56,399	$925,333	$3,230,795			$3,230,795

[1]	The gross unrealized losses recognized in OCI on HTM securities resulted from a previous transfer of AFS securities to HTM and from OTTI.

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of December 31, 2012 by expected maturity distribution for structured asset-backed collateralized debt obligations (“CDOs”) and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$67,669	$67,595	$515,587	$482,780
Due after one year through five years	201,691	200,803	1,047,327	957,269
Due after five years through ten years	181,721	156,202	625,883	554,217
Due after ten years	351,262	250,141	1,299,683	869,033
	$802,343	$674,741	$3,488,480	$2,863,299

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	December 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$630	$42,613	$79	$5,910	$709	$48,523
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	129,560	126,019	129,560	126,019
Other	—	—	10,993	10,904	10,993	10,904
	$630	$42,613	$140,632	$142,833	$141,262	$185,446
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$35	$18,633	$81	$6,916	$116	$25,549
Agency guaranteed mortgage-backed securities	10	6,032	6	629	16	6,661
Small Business Administration loan-backed securities	91	15,199	548	69,011	639	84,210
Municipal securities	61	4,898	1,909	11,768	1,970	16,666
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	663,451	765,421	663,451	765,421
Trust preferred securities – real estate investment trusts	—	—	24,082	16,403	24,082	16,403
Auction rate securities	—	—	68	2,459	68	2,459
Other	—	—	6,941	15,234	6,941	15,234
	197	44,762	697,086	887,841	697,283	932,603
Mutual funds and other	652	112,324	—	—	652	112,324
	$849	$157,086	$697,086	$887,841	$697,935	$1,044,927

	December 31, 2011
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$415	$10,855	$668	$22,188	$1,083	$33,043
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	118,737	144,053	118,737	144,053
Other	—	—	11,249	13,364	11,249	13,364
Other debt securities	5	95	—	—	5	95
	$420	$10,950	$130,654	$179,605	$131,074	$190,555
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$60	$13,308	$62	$3,880	$122	$17,188
Agency guaranteed mortgage-backed securities	102	52,267	—	—	102	52,267
Small Business Administration loan-backed securities	1,783	260,865	2,713	191,339	4,496	452,204
Municipal securities	1,305	15,011	395	4,023	1,700	19,034
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	880,509	695,365	880,509	695,365
Trust preferred securities – real estate investment trusts	—	—	21,614	18,645	21,614	18,645
Auction rate securities	158	27,998	1,324	34,115	1,482	62,113
Other	—	—	15,302	18,585	15,302	18,585
	3,408	369,449	921,919	965,952	925,327	1,335,401
Mutual funds and other	6	167	—	—	6	167
	$3,414	$369,616	$921,919	$965,952	$925,333	$1,335,568
At December 31, 2012 and 2011, respectively, 89 and 72 HTM and 302 and 525 AFS investment securities were in an unrealized loss position.

Other-Than-Temporary Impairment
We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date (the vast majority of the investment portfolio are debt securities). Under these circumstances, OTTI is considered to have occurred if (1) we intend to sell the security; (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria under previous guidance.

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

Our OTTI evaluation process takes into consideration current market conditions; fair value in relationship to cost; extent and nature of change in fair value; severity and duration of the impairment; recent events specific to the issuer or industry; creditworthiness of the issuer, including external credit ratings, changes, recent downgrades, and trends; volatility of earnings and trends; current analysts’ evaluations; all available information relevant to the collectibility of debt securities; and other key measures. In addition, we determine that we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. We consider any other relevant factors before concluding our evaluation for the existence of OTTI in our securities portfolio.

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

The following summarizes the conclusions from our OTTI evaluation for those security types that incurred significant gross unrealized losses during 2012:

OTTI – Municipal Securities
The HTM securities are purchased directly from municipalities and are generally not rated by a credit rating agency. Most of the AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair value changes of these securities are largely driven by interest rates. We perform credit quality reviews on these securities at each reporting period. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded during 2012.

OTTI – Asset-Backed Securities
Trust preferred securities – banks and insurance: These CDO securities are interests in variable rate pools of trust preferred securities issued by trusts related to bank holding companies and insurance companies (“collateral issuers”). They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”), which are rating agencies registered with the Securities and Exchange Commission (“SEC”). The more junior securities were purchased generally at par, while the senior securities were purchased from Lockhart Funding LLC (“Lockhart”) at their carrying values (generally par) and then adjusted to their lower fair values. The primary drivers that have given rise to the unrealized losses on CDOs with bank and insurance collateral are listed below:

1)
Market yield requirements for bank CDO securities remain high. The financial crisis and economic downturn resulted in significant utilization of both the unique five-year deferral option, which each collateral issuer maintains during the life of the CDO, and the payment in kind feature described subsequently. The resulting increase in the rate of return demanded by the market for trust preferred CDOs remains dramatically higher than the contractual interest rates. Virtually all structured Asset-Backed Security (“ABS”) fair values, including bank CDOs, deteriorated significantly during the crisis, generally reaching a low in mid-2009. Prices for some structured products have since rebounded as the crucial unknowns related to value became resolved and as trading increased in these securities. Unlike these other structured products, CDO tranches backed by bank trust preferred securities continue to be characterized by considerable uncertainty surrounding collateral behavior, specifically including, but not limited to, prepayments; the future number, size and timing of bank failures; holding company bankruptcies; and allowed deferrals and subsequent resumption of payment or default due to nonpayment of contractual interest.

2)
Structural features of the collateral make these CDO tranches difficult for market participants to model. The first feature unique to bank CDOs is the interest deferral feature previously noted. Throughout the crisis starting in 2008, certain banks within our CDO pools have exercised this prerogative. The extent to which these deferrals are likely to either transition to default or, alternatively, come current prior to the five-year deadline is extremely difficult for market participants to assess. Our CDO pools include a bank that first exercised this deferral option as early as the second quarter of 2008. At December 31, 2012, 71 banks underlying our CDO tranches had come current after a period of deferral, while 196 were deferring, but remained within the allowed deferral period.

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

4)
There is a lack of consistent disclosure by each CDO’s trustee of the identity of collateral issuers; in addition, complex structures make projecting tranche return profiles difficult for nonspecialists in the product.

5)
At purchase, the expectation of cash flow variability was limited. As a result of the crisis, we have seen extreme variability of collateral performance both compared to expectations and between different pools.

Our ongoing review of these securities determined that OTTI should be recorded for 2012.
Effective December 31, 2012, we added a probability of default (“PD”) overlay model for deferrals to the ratio-based PD model we have used for several years. While the historic ratio-based PD model had proven predictive of bank closures, we observed new emerging loss patterns from long-term deferrals in late 2012. Developments supported greater risk of bankruptcy, debt restructurings, or alternative actions that could cause loss in excess of ratio-based PDs for remaining deferrals. The PD overlay model for deferrals quantified these risks for the remaining deferrals. The effect of applying the PD overlay model generated additional OTTI in 2012 of approximately $50.4 million by itself and an additional $30.7 million when combined with the prepayment assumption change. See further discussion in Note 20.
Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Based on our review, no OTTI for these securities was recorded during 2012.
Other asset-backed securities: Most of these CDO securities were purchased in 2009 from Lockhart at their carrying values and then adjusted to fair value. Certain of these CDOs consist of ABS CDOs (also known as diversified structured finance CDOs). Unrealized losses since acquisition were caused mainly by deterioration in collateral quality and widening of credit spreads for asset backed securities. Based on our review, OTTI for one security in this asset group was recorded for 2012.
OTTI – U.S. Government Agencies and Corporations
Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded during 2012.

The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings:

(In thousands)	2012			2011
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of year	$(6,126)	$(314,860)	$(320,986)	$(5,357)	$(335,682)	$(341,039)
Additions recognized in earnings during the year:
Credit-related OTTI not previously recognized [1]	(2,890)	(5,654)	(8,544)	(769)	(3,007)	(3,776)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	(4,533)	(90,984)	(95,517)	—	(29,907)	(29,907)
Subtotal of amounts recognized in earnings	(7,423)	(96,638)	(104,061)	(769)	(32,914)	(33,683)
Reductions for securities sold or paid off during the year		17,004	17,004		53,736	53,736
Balance of credit-related OTTI at end of year	$(13,549)	$(394,494)	$(408,043)	$(6,126)	$(314,860)	$(320,986)
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

For those securities with credit-related OTTI recognized in the statement of income, the amounts of pretax noncredit-related OTTI recognized in OCI were as follows:

(In thousands)	2012	2011	2010

HTM	$16,718	$20,945	$—
AFS	45,478	22,697	71,097
	$62,196	$43,642	$71,097

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	2012		2011		2010
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$214	$7,423	$229	$769	$—	$151
Available-for-sale	25,120	102,428	21,793	43,068	11,153	85,302
Other noninterest-bearing investments:
Nonmarketable equity securities	23,218	11,965	9,449	2,938	5,221	11,214
	48,552	121,816	31,471	46,775	16,374	96,667
Net losses		$(73,264)		$(15,304)		$(80,293)
Statement of income information:
Net impairment losses on investment securities		$(104,061)		$(33,683)		$(85,355)
Equity securities gains (losses), net		11,253		6,511		(5,993)
Fixed income securities gains, net		19,544		11,868		11,055
Net losses		$(73,264)		$(15,304)		$(80,293)
Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Nontaxable interest income on securities was $17.6 million in 2012, $21.3 million in 2011, and $26.7 million in 2010.
Securities with a carrying value of $1.5 billion at both December 31, 2012 and 2011 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

	December 31,
(In thousands)	2012	2011

Loans held for sale	$251,651	$201,590
Commercial:
Commercial and industrial	$11,256,945	$10,448,115
Leasing	422,513	379,709
Owner occupied	7,589,082	8,158,556
Municipal	494,183	441,241
Total commercial	19,762,723	19,427,621
Commercial real estate:
Construction and land development	1,939,413	2,264,909
Term	8,062,819	7,883,434
Total commercial real estate	10,002,232	10,148,343
Consumer:
Home equity credit line	2,177,680	2,187,428
1-4 family residential	4,350,329	3,921,216
Construction and other consumer real estate	321,235	305,873
Bankcard and other revolving plans	306,428	291,018
Other	216,379	225,540
Total consumer	7,372,051	6,931,075
FDIC-supported loans	528,241	750,870
Total loans	$37,665,247	$37,257,909
FDIC-supported loans were acquired during 2009 and are indemnified by the Federal Deposit Insurance Corporation (“FDIC”) under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased credit-impaired (“PCI”) loans accounted for at their carrying values rather than their outstanding balances. See subsequent discussion under Purchased Loans.
Loan balances are presented net of unearned income and fees, which amounted to $137.5 million at December 31, 2012 and $133.1 million at December 31, 2011.
Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $59.3 million at December 31, 2012 and $73.4 million at December 31, 2011.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Loans with a carrying value of approximately $21.1 billion at both December 31, 2012 and 2011 have been pledged at the Federal Reserve and various Federal Home Loan Banks (“FHLB”) as collateral for current and potential borrowings.

We sold loans totaling $1.7 billion in 2012, $1.6 billion in 2011, and $1.7 billion in 2010, that were previously classified as loans held for sale. Loans reclassified to loans held for sale primarily consist of conforming residential mortgages. Amounts added to loans held for sale during these years were $1.7 billion, $1.6 billion, and $1.8 billion, respectively. Income from loans sold, excluding servicing, was $30.7 million in 2012, $17.5 million in 2011, and $17.8 million in 2010.
Allowance for Credit Losses
The ACL consists of the allowance for loan and lease losses (“ALLL”) (also referred to as the allowance for loan losses) and the reserve for unfunded lending commitments (“RULC”).
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
We determine our ALLL as the best estimate within a range of estimated losses. The methodologies we use to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. The methodology for impaired loans is discussed subsequently. For the commercial and CRE segments, we use a comprehensive loan grading system to assign probability of default and loss given default (“LGD”) grades to each loan. The credit quality indicators discussed subsequently are based on this grading system. PD and LGD grades are based on both financial and statistical models and loan officers’ judgment. We create groupings of these grades for each subsidiary bank and loan class and calculate historic loss rates using a loss migration analysis that attributes historic realized losses to these loan grade groupings over the most recent 60 months.
For the consumer loan segment, we use roll rate models to forecast probable inherent losses. Roll rate models measure the rate at which consumer loans migrate from one delinquency category to the next worse delinquency category, and eventually to loss. We estimate roll rates for consumer loans using recent delinquency and loss experience by segmenting our consumer loan portfolio into separate pools based on common risk characteristics and separately calculating historical delinquency and loss experience for each pool. These roll rates are then applied to current delinquency levels to estimate probable inherent losses. Roll rates incorporate housing market trends inasmuch as these trends manifest themselves in charge-offs and delinquencies. In addition, our qualitative and environmental factors discussed subsequently incorporate the most recent housing market trends.
For FDIC-supported loans purchased with evidence of credit deterioration, we determine the ALLL according to separate accounting guidance. The accounting for these loans, including the allowance calculation, is described in the Purchased Loans section following.

After applying historical loss experience, as described above, we review the quantitatively derived level of ALLL for each segment using qualitative criteria and use those criteria to determine our estimate within the range. We track various risk factors that influence our judgment regarding the level of the ALLL across the portfolio segments. The current status and historical changes in qualitative and environmental factors may not be reflected in our quantitative models. These factors primarily include:

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
Changes in Allowance for Credit Losses Assumptions
During the fourth quarter of 2011, we changed certain assumptions in our ACL estimation procedures including our loss migration model that we use to quantitatively estimate the ALLL and RULC for the commercial and CRE segments and the procedures that we use to adjust qualitatively the outputs from our quantitative models.

Prior to the fourth quarter of 2011, we used loss migration models based on loss experience over several look-back periods ranging from 6 to 60 months to estimate probable losses for the portions of the segments that were collectively evaluated for impairment. During the fourth quarter of 2011 and subsequently, the loss migrations models are based on loss experience over just the most recent 60 months. The loss emergence period was also extended from a static 18 months to a loss emergence period that varies by subsidiary bank based on charge-off experience. On average, the loss emergence period for the Company for the commercial lending and CRE segments is estimated to be approximately 25 months. We considered these assumption changes in assessing our qualitative adjustments to determine the appropriate level of ACL and made corresponding changes to our qualitative factors as described in the following paragraph. We made the change in order minimize the need for future assumption changes when credit quality improves to more normal levels and in order to increase the transparency of our ACL methodology. The above refinements in the quantitative portion of the ACL calculation did not have a material effect on the overall level of the ACL or the provision for loan losses.

Prior to the fourth quarter of 2011, we determined our adjustments for qualitative and environmental factors by estimating a single value for these adjustments. During the fourth quarter of 2011 and subsequently, we determine our adjustments for qualitative and environmental factors by estimating a point that represents our best estimate within a range of estimated losses. This best estimate is based on our assessment of current qualitative and environmental factor trends and their historical trends and behaviors. We made the change to explicitly recognize that the ACL estimate is inherently imprecise and could have a range of acceptable values and to increase the transparency of our ACL methodology. The above refinement in the qualitative portion of the ACL calculation did not have a material effect on the overall level of the ACL or the provision for loan losses.

During the first half of 2012, for all troubled debt restructurings (“TDRs”) regardless of size, the ALLL was based on an individual impairment evaluation, considering facts and circumstances specific to each borrower, as described subsequently. For loans no longer reported as TDRs, the ALLL was based on the methodology consistent with our nonimpaired loans, as described previously. During the latter half of 2012, for qualifying TDRs (i.e., accruing

TDRs, nonaccruing TDRs less than $1 million, and for loans no longer reported as TDRs since the beginning of 2012), the ALLL was based on a discounted cash flow analysis performed at the individual loan level, where credit losses are estimated based on historical loss statistics, derived from loans with similar risk characteristics (e.g., credit quality indicator and loan type), rather than the previous methodology that considered facts and circumstances specific to each borrower. The change was made in order to improve the efficiency associated with impairment analyses and because impairment for qualifying TDRs is accurately reflected through historical loss statistics, derived from loans with similar risk characteristics. This change in methodology had the effect of increasing the ALLL in the third quarter of 2012 by approximately $19 million.

Changes in the ACL are summarized as follows:

	December 31, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of year	$629,552	$275,546	$123,115	$23,472	$1,051,685
Additions:
Provision for loan losses	31,812	(33,986)	18,389	(1,988)	14,227
Adjustment for FDIC-supported loans	—	—	—	(14,542)	(14,542)
Deductions:
Gross loan and lease charge-offs	(117,506)	(82,944)	(60,273)	(6,466)	(267,189)
Recoveries	50,255	35,155	14,425	12,071	111,906
Net loan and lease charge-offs	(67,251)	(47,789)	(45,848)	5,605	(155,283)
Balance at end of year	$594,113	$193,771	$95,656	$12,547	$896,087

Reserve for unfunded lending commitments:
Balance at beginning of year	$77,232	$23,572	$1,618	$—	$102,422
Provision charged (credited) to earnings	(9,858)	14,280	(35)	—	4,387
Balance at end of year	$67,374	$37,852	$1,583	$—	$106,809

Total allowance for credit losses:
Allowance for loan losses	$594,113	$193,771	$95,656	$12,547	$896,087
Reserve for unfunded lending commitments	67,374	37,852	1,583	—	106,809
Total allowance for credit losses	$661,487	$231,623	$97,239	$12,547	$1,002,896

	December 31, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total	December 31, 2010
Allowance for loan losses:
Balance at beginning of year	$762,709	$487,235	$154,326	$37,673	$1,441,943	$1,532,379
Additions:
Provision for loan losses	46,557	(21,940)	42,720	7,195	74,532	852,693
Adjustment for FDIC-supported loans	—	—	—	(8,851)	(8,851)	39,824
Deductions:
Gross loan and lease charge-offs	(228,026)	(223,974)	(88,660)	(19,497)	(560,157)	(1,073,813)
Recoveries	48,312	34,225	14,729	6,952	104,218	90,860
Net loan and lease charge-offs	(179,714)	(189,749)	(73,931)	(12,545)	(455,939)	(982,953)
Balance at end of year	$629,552	$275,546	$123,115	$23,472	$1,051,685	$1,441,943

Reserve for unfunded lending commitments:
Balance at beginning of year	$83,352	$26,373	$1,983	$—	$111,708	$116,445
Provision charged (credited) to earnings	(6,120)	(2,801)	(365)	—	(9,286)	(4,737)
Balance at end of year	$77,232	$23,572	$1,618	$—	$102,422	$111,708

Total allowance for credit losses:
Allowance for loan losses	$629,552	$275,546	$123,115	$23,472	$1,051,685	$1,441,943
Reserve for unfunded lending commitments	77,232	23,572	1,618	—	102,422	111,708
Total allowance for credit losses	$706,784	$299,118	$124,733	$23,472	$1,154,107	$1,553,651
1 The Purchased Loans section following contains further discussion related to FDIC-supported loans.

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	December 31, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$29,303	$21,903	$13,758	$—	$64,964
Collectively evaluated for impairment	564,810	171,868	81,898	422	818,998
Purchased loans with evidence of credit deterioration	—	—	—	12,125	12,125
Total	$594,113	$193,771	$95,656	$12,547	$896,087

Outstanding loan balances:
Individually evaluated for impairment	$332,510	$410,926	$112,057	$1,149	$856,642
Collectively evaluated for impairment	19,430,213	9,591,306	7,259,994	57,896	36,339,409
Purchased loans with evidence of credit deterioration	—	—	—	469,196	469,196
Total	$19,762,723	$10,002,232	$7,372,051	$528,241	$37,665,247

	December 31, 2011
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$11,456	$20,971	$8,995	$623	$42,045
Collectively evaluated for impairment	618,096	254,575	114,120	1,152	987,943
Purchased loans with evidence of credit deterioration	—	—	—	21,697	21,697
Total	$629,552	$275,546	$123,115	$23,472	$1,051,685

Outstanding loan balances:
Individually evaluated for impairment	$349,662	$668,022	$113,798	$2,701	$1,134,183
Collectively evaluated for impairment	19,077,959	9,480,321	6,817,277	80,238	35,455,795
Purchased loans with evidence of credit deterioration	—	—	—	667,931	667,931
Total	$19,427,621	$10,148,343	$6,931,075	$750,870	$37,257,909
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

Nonaccrual loans are summarized as follows:

	December 31,
(In thousands)	2012	2011

Loans held for sale	$—	$18,216
Commercial:
Commercial and industrial	$90,859	$126,468
Leasing	838	1,546
Owner occupied	206,031	239,203
Municipal	9,234	—
Total commercial	306,962	367,217
Commercial real estate:
Construction and land development	107,658	219,837
Term	124,615	156,165
Total commercial real estate	232,273	376,002
Consumer:
Home equity credit line	14,247	18,376
1-4 family residential	70,180	90,857
Construction and other consumer real estate	4,560	12,096
Bankcard and other revolving plans	1,190	346
Other	1,398	2,498
Total consumer loans	91,575	124,173
FDIC-supported loans	17,343	25,531
Total	$648,153	$892,923

Past due loans (accruing and nonaccruing) are summarized as follows:

	December 31, 2012
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$251,651	$—	$—	$—	$251,651	$—	$—
Commercial:
Commercial and industrial	$11,124,639	$73,555	$58,751	$132,306	$11,256,945	$4,013	$32,389
Leasing	421,590	115	808	923	422,513	—	—
Owner occupied	7,447,083	56,504	85,495	141,999	7,589,082	1,822	100,835
Municipal	494,183	—	—	—	494,183	—	9,234
Total commercial	19,487,495	130,174	145,054	275,228	19,762,723	5,835	142,458
Commercial real estate:
Construction and land development	1,836,284	66,139	36,990	103,129	1,939,413	853	50,044
Term	7,984,819	24,730	53,270	78,000	8,062,819	107	54,546
Total commercial real estate	9,821,103	90,869	90,260	181,129	10,002,232	960	104,590
Consumer:
Home equity credit line	2,169,722	4,036	3,922	7,958	2,177,680	—	8,846
1-4 family residential	4,282,611	24,060	43,658	67,718	4,350,329	1,423	21,945
Construction and other consumer real estate	314,931	4,344	1,960	6,304	321,235	395	2,500
Bankcard and other revolving plans	302,587	2,439	1,402	3,841	306,428	1,010	721
Other	213,930	1,411	1,038	2,449	216,379	107	275
Total consumer loans	7,283,781	36,290	51,980	88,270	7,372,051	2,935	34,287
FDIC-supported loans	454,333	12,407	61,501	73,908	528,241	52,033	7,393
Total	$37,046,712	$269,740	$348,795	$618,535	$37,665,247	$61,763	$288,728

	December 31, 2011
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$183,344	$—	$18,246	$18,246	$201,590	$30	$—
Commercial:
Commercial and industrial	$10,311,691	$62,153	$74,271	$136,424	$10,448,115	$4,966	$47,939
Leasing	377,914	1,634	161	1,795	379,709	—	1,319
Owner occupied	7,953,280	93,763	111,513	205,276	8,158,556	3,230	85,495
Municipal	441,241	—	—	—	441,241	—	—
Total commercial	19,084,126	157,550	185,945	343,495	19,427,621	8,196	134,753

Commercial real estate:
Construction and land development	2,137,544	21,562	105,803	127,365	2,264,909	2,471	107,991
Term	7,770,268	51,592	61,574	113,166	7,883,434	4,170	88,451
Total commercial real estate	9,907,812	73,154	167,377	240,531	10,148,343	6,641	196,442

Consumer:
Home equity credit line	2,169,190	8,669	9,569	18,238	2,187,428	—	5,542
1-4 family residential	3,846,012	18,985	56,219	75,204	3,921,216	2,833	32,067
Construction and other consumer real estate	294,371	5,008	6,494	11,502	305,873	136	4,773
Bankcard and other revolving plans	287,541	1,984	1,493	3,477	291,018	1,309	122
Other	221,575	1,995	1,970	3,965	225,540	—	372
Total consumer loans	6,818,689	36,641	75,745	112,386	6,931,075	4,278	42,876

FDIC-supported loans	634,114	27,791	88,965	116,756	750,870	74,502	7,848
Total	$36,444,741	$295,136	$518,032	$813,168	$37,257,909	$93,617	$381,919
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

We generally assign internal grades to commercial and CRE loans with commitments equal to or greater than $500,000 based on financial and statistical models, individual credit analysis, and loan officer judgment. For these larger loans, we assign multiple grades within the Pass classification or one of the following four grades: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged-off. We evaluate our credit quality information such as risk grades at least quarterly, or as soon as we identify information that might warrant an upgrade or downgrade. Risk grades are then updated as necessary.
For consumer loans, we generally assign internal risk grades similar to those described previously based on payment performance. These are generally assigned with either a Pass or Substandard grade and are reviewed as we identify information that might warrant an upgrade or downgrade.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2012
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$251,651	$—	$—	$—	$251,651	$—
Commercial:
Commercial and industrial	$10,717,594	$198,645	$336,230	$4,476	$11,256,945
Leasing	419,482	226	2,805	—	422,513
Owner occupied	6,833,923	138,539	612,011	4,609	7,589,082
Municipal	453,193	31,756	9,234	—	494,183
Total commercial	18,424,192	369,166	960,280	9,085	19,762,723	$594,113
Commercial real estate:
Construction and land development	1,648,215	57,348	233,374	476	1,939,413
Term	7,433,789	237,201	388,914	2,915	8,062,819
Total commercial real estate	9,082,004	294,549	622,288	3,391	10,002,232	193,771
Consumer:
Home equity credit line	2,138,693	85	38,897	5	2,177,680
1-4 family residential	4,234,426	4,316	111,063	524	4,350,329
Construction and other consumer real estate	313,499	218	7,518	—	321,235
Bankcard and other revolving plans	298,665	23	7,740	—	306,428
Other	209,293	3,211	3,875	—	216,379
Total consumer loans	7,194,576	7,853	169,093	529	7,372,051	95,656
FDIC-supported loans	327,609	24,980	175,652	—	528,241	12,547
Total	$35,028,381	$696,548	$1,927,313	$13,005	$37,665,247	$896,087

	December 31, 2011
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$182,626	$—	$18,964	$—	$201,590	$—
Commercial:
Commercial and industrial	$9,725,400	$271,845	$442,139	$8,731	$10,448,115
Leasing	362,711	5,878	11,120	—	379,709
Owner occupied	7,481,207	184,821	486,584	5,944	8,158,556
Municipal	425,807	15,434	—	—	441,241
Total commercial	17,995,125	477,978	939,843	14,675	19,427,621	$629,552
Commercial real estate:
Construction and land development	1,647,741	187,323	426,152	3,693	2,264,909
Term	7,243,678	196,377	437,390	5,989	7,883,434
Total commercial real estate	8,891,419	383,700	863,542	9,682	10,148,343	275,546
Consumer:
Home equity credit line	2,136,190	106	51,089	43	2,187,428
1-4 family residential	3,788,958	5,736	126,277	245	3,921,216
Construction and other consumer real estate	274,712	12,206	16,967	1,988	305,873
Bankcard and other revolving plans	278,767	3,832	8,419	—	291,018
Other	221,114	163	4,256	7	225,540
Total consumer loans	6,699,741	22,043	207,008	2,283	6,931,075	123,115
FDIC-supported loans	499,955	35,877	215,032	6	750,870	23,472
Total	$34,086,240	$919,598	$2,225,425	$26,646	$37,257,909	$1,051,685
Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. For our non-PCI loans, if a nonaccrual loan has a balance greater than $1 million or if a loan is a TDR, including TDRs that subsequently default, we evaluate the loan for impairment and estimate a specific reserve for the loan for all portfolio segments under applicable accounting guidance. Smaller nonaccrual loans are pooled for ALLL estimation purposes. PCI loans in our FDIC-supported portfolio segment are included in impaired loans and are accounted for under separate accounting guidance. See subsequent discussion under Purchased Loans.
When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the year was $0.5 million in 2012 and $2.0 million in 2011.
Information on all impaired loans is summarized as follows, including the average recorded investment and interest income recognized for the years ended December 31, 2012 and 2011:

	December 31, 2012					Year Ended December 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$176,521	$27,035	$119,780	$146,815	$12,198	$199,238	$3,557
Owner occupied	210,319	79,413	106,282	185,695	17,105	262,511	2,512
Municipal	—	—	—	—	—	—	—
Total commercial	386,840	106,448	226,062	332,510	29,303	461,749	6,069
Commercial real estate:
Construction and land development	182,385	67,241	85,855	153,096	5,178	274,226	4,785
Term	310,242	70,718	187,112	257,830	16,725	410,901	7,298
Total commercial real estate	492,627	137,959	272,967	410,926	21,903	685,127	12,083
Consumer:
Home equity credit line	14,339	8,055	3,444	11,499	297	2,766	42
1-4 family residential	108,934	42,602	49,867	92,469	12,921	107,118	1,629
Construction and other consumer real estate	7,054	2,710	3,085	5,795	517	9,697	188
Bankcard and other revolving plans	287	—	287	287	1	24	—
Other	2,454	1,832	175	2,007	22	1,055	—
Total consumer loans	133,068	55,199	56,858	112,057	13,758	120,660	1,859
FDIC-supported loans	895,804	275,187	195,158	470,345	12,125	622,125	89,921	1
Total	$1,908,339	$574,793	$751,045	$1,325,838	$77,089	$1,889,661	$109,932

	December 31, 2011					Year Ended December 31, 2011
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$212,263	$69,492	$66,438	$135,930	$6,373	$184,280	$1,967
Owner occupied	258,173	135,555	78,177	213,732	5,083	280,121	2,829
Municipal	—	—	—	—	—	2,937	—
Total commercial	470,436	205,047	144,615	349,662	11,456	467,338	4,796
Commercial real estate:
Construction and land development	405,499	178,113	136,634	314,747	8,925	439,803	5,026
Term	414,998	187,345	165,930	353,275	12,046	398,841	9,113
Total commercial real estate	820,497	365,458	302,564	668,022	20,971	838,644	14,139
Consumer:
Home equity credit line	1,955	384	1,469	1,853	411	1,381	1
1-4 family residential	116,498	58,392	39,960	98,352	7,555	105,794	1,408
Construction and other consumer real estate	13,340	4,537	6,188	10,725	1,026	12,327	84
Bankcard and other revolving plans	—	—	—	—	—	32	—
Other	2,889	2,840	28	2,868	3	3,626	1
Total consumer loans	134,682	66,153	47,645	113,798	8,995	123,160	1,494
FDIC-supported loans	919,869	296,741	373,891	670,632	22,320	769,646	120,067	1
Total	$2,345,484	$933,399	$868,715	$1,802,114	$63,742	$2,198,788	$140,496

[1]	The balance of interest income recognized results primarily from accretion of interest income on impaired FDIC-supported loans.

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
As of December 31, 2012, TDR balances reflected recent changes in regulatory interpretative guidance from the Office of the Comptroller of the Currency (“OCC”) for national banks whose consumer borrowers had not reaffirmed their debt discharged in a Chapter 7 bankruptcy. The guidance states that national banks should write down affected loans to their collateral values and reclassify them as TDRs, even if the borrower is current as to principal and interest payments. Similar guidance has not been promulgated for banks with state charters by either the FDIC or the Federal Reserve. During the fourth quarter of 2012, we adopted this guidance for all of our subsidiary banks, which increased the total nonaccruing TDR balance by approximately $6.7 million and charge-offs by approximately $5.0 million. The impact on the ALLL was insignificant.
Selected information on TDRs at year end that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	December 31, 2012
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$5,388	$6,139	$—	$3,585	$17,647	$44,684	$77,443
Owner occupied	20,963	12,104	—	4,013	9,305	13,598	59,983
Total commercial	26,351	18,243	—	7,598	26,952	58,282	137,426
Commercial real estate:
Construction and land development	1,718	9,868	2	59	8,432	30,248	50,327
Term	30,118	1,854	8,433	3,807	32,302	82,809	159,323
Total commercial real estate	31,836	11,722	8,435	3,866	40,734	113,057	209,650
Consumer:
Home equity credit line	744	—	5,965	—	300	218	7,227
1-4 family residential	2,665	1,324	5,923	147	3,319	36,199	49,577
Construction and other consumer real estate	147	—	—	—	641	2,354	3,142
Other	—	3	—	—	1	—	4
Total consumer loans	3,556	1,327	11,888	147	4,261	38,771	59,950
Total accruing	61,743	31,292	20,323	11,611	71,947	210,110	407,026
Nonaccruing
Commercial:
Commercial and industrial	318	5,667	—	480	2,035	17,379	25,879
Owner occupied	3,822	4,816	654	4,701	7,643	7,803	29,439
Total commercial	4,140	10,483	654	5,181	9,678	25,182	55,318
Commercial real estate:
Construction and land development	18,255	1,308	—	—	1,807	68,481	89,851
Term	3,042	536	—	2,645	9,389	17,718	33,330
Total commercial real estate	21,297	1,844	—	2,645	11,196	86,199	123,181
Consumer:
Home equity credit line	—	—	4,008	—	131	143	4,282
1-4 family residential	4,697	5,637	4,048	—	1,693	14,240	30,315
Construction and other consumer real estate	7	1,671	—	—	—	243	1,921
Bankcard and other revolving plans	—	287	—	—	—	—	287
Other	—	—	—	172	—	—	172
Total consumer loans	4,704	7,595	8,056	172	1,824	14,626	36,977
Total nonaccruing	30,141	19,922	8,710	7,998	22,698	126,007	215,476
Total	$91,884	$51,214	$29,033	$19,609	$94,645	$336,117	$622,502

	December 31, 2011
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$302	$7,727	$—	$1,955	$27,370	$4,517	$41,871
Owner occupied	1,875	15,224	37	1,008	5,504	20,449	44,097
Total commercial	2,177	22,951	37	2,963	32,874	24,966	85,968
Commercial real estate:
Construction and land development	644	33,284	565	—	28,911	34,862	98,266
Term	2,738	33,885	3,027	23,640	54,031	95,868	213,189
Total commercial real estate	3,382	67,169	3,592	23,640	82,942	130,730	311,455
Consumer:
Home equity credit line	—	—	—	—	32	—	32
1-4 family residential	3,270	1,663	525	—	6,103	34,839	46,400
Construction and other consumer real estate	166	1,444	—	—	635	1,981	4,226
Other	—	28	—	—	—	—	28
Total consumer loans	3,436	3,135	525	—	6,770	36,820	50,686
Total accruing	8,995	93,255	4,154	26,603	122,586	192,516	448,109
Nonaccruing
Commercial:
Commercial and industrial	3,526	6,094	—	1,429	8,384	10,202	29,635
Owner occupied	4,464	1,101	715	6,575	17,070	10,300	40,225
Total commercial	7,990	7,195	715	8,004	25,454	20,502	69,860
Commercial real estate:
Construction and land development	15,088	3,348	19	2,060	7,441	94,502	122,458
Term	3,445	50	—	4,250	4,724	65,316	77,785
Total commercial real estate	18,533	3,398	19	6,310	12,165	159,818	200,243
Consumer:
Home equity credit line	195	—	—	—	253	69	517
1-4 family residential	1,386	85	939	718	1,391	18,476	22,995
Construction and other consumer real estate	18	1,837	—	—	—	355	2,210
Total consumer loans	1,599	1,922	939	718	1,644	18,900	25,722
Total nonaccruing	28,122	12,515	1,673	15,032	39,263	199,220	295,825
Total	$37,117	$105,770	$5,827	$41,635	$161,849	$391,736	$743,934
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.
Unused commitments to extend credit on TDRs amounted to approximately $13 million at December 31, 2012 and $9 million at December 31, 2011.
The total recorded investment of all TDRs in which interest rates were modified below market was $225.6 million at December 31, 2012 and $269.9 million at December 31, 2011. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.

The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In thousands)	Year Ended December 31,
	2012		2011
Commercial:
Commercial and industrial	$(287)		$(46)
Owner occupied	(1,612)		(1,650)
Total commercial	(1,899)		(1,696)
Commercial real estate:
Construction and land development	(1,069)		(244)
Term	(6,664)		(7,096)
Total commercial real estate	(7,733)		(7,340)
Consumer:
Home equity credit line	(86)		—
1-4 family residential	(16,164)		(10,188)
Construction and other consumer real estate	(674)		(406)
Total consumer loans	(16,924)		(10,594)
Total decrease to interest income	$(26,556)	[1]	$(19,630)	[1]

[1]	Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.
As of December 31, 2012, the recorded investment of accruing and nonaccruing TDRs that had a payment default during the year listed below (and are still in default at year-end) and are within 12 months or less of being modified as TDRs is as follows:

(In thousands)	December 31, 2012			December 31, 2011
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$1,816	$1,816	$35	$1,700	$1,735
Owner occupied	159	679	838	—	441	441
Total commercial	159	2,495	2,654	35	2,141	2,176
Commercial real estate:
Construction and land development	—	—	—	—	11,667	11,667
Term	—	—	—	—	5,971	5,971
Total commercial real estate	—	—	—	—	17,638	17,638
Consumer:
Home equity credit line	—	336	336	—	—	—
1-4 family residential	—	8,085	8,085	—	2,745	2,745
Total consumer loans	—	8,421	8,421	—	2,745	2,745
Total	$159	$10,916	$11,075	$35	$22,524	$22,559
Note: Total loans modified as TDRs during the 12 months previous to December 31, 2012 and December 31, 2011 were $174.0 million and $327.3 million, respectively.

Concentrations of Credit Risk
We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. These potential concentrations include, but are not limited to, individual borrowers, groups of borrowers, industries, geographies, collateral types, sponsors, etc. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. Our analysis as of December 31, 2012 concluded that no significant exposure exists from such credit risk concentrations. See Note 7 for a discussion of counterparty risk associated with the Company’s derivative transactions.

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
During 2009, CB&T and NSB acquired failed banks from the FDIC as receiver and entered into loss sharing agreements with the FDIC for the acquired loans and foreclosed assets. According to the agreements, the FDIC assumes 80% of credit losses up to a threshold specified for each acquisition and 95% above that threshold for a period of five years, or in 2014. The covered portfolio primarily consists of commercial loans. The agreements expire after ten years, or in 2019, for single family residential loans. The loans acquired from the FDIC are presented separately in the Company’s balance sheet as “FDIC-supported loans” and include both PCI and certain other acquired loans.
During the first quarter of 2011, certain FDIC-supported loans charged off at the time of acquisition were determined to be covered by the FDIC loss sharing agreement. The FDIC remitted $18.9 million to the Company, which was recognized in other noninterest income.
Upon acquisition, in accordance with applicable accounting guidance, the acquired loans were recorded at their fair value without a corresponding ALLL. The acquired foreclosed assets and subsequent real estate foreclosures were included with OREO in the balance sheet and amounted to $7.9 million at December 31, 2012 and $24.3 million at December 31, 2011.
Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

	December 31,
(In thousands)	2012	2011

Commercial	$227,414	$321,515
Commercial real estate	382,068	556,197
Consumer	41,398	57,391
Outstanding balance	$650,880	$935,103

Carrying amount	$472,040	$672,159
ALLL	12,077	21,604
Carrying amount, net	$459,963	$650,555

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
Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were approximately $12.2 million at December 31, 2012 and $19.1 million at December 31, 2011.

Changes in the accretable yield for PCI loans were as follows:

(In thousands)	2012	2011

Balance at beginning of year	$184,679	$277,005
Accretion	(89,849)	(119,752)
Reclassification from nonaccretable difference	30,632	28,511
Disposals and other	8,999	(1,085)
Balance at end of year	$134,461	$184,679
Note: Amounts have been adjusted based on refinements to the original estimates of the accretable yield. Because of the estimation process required, we expect that additional adjustments to these amounts may be necessary in future periods.
The primary drivers of reclassification to accretable yield from nonaccretable difference and increases in disposals and others resulted primarily from (1) changes in estimated cash flows, (2) unexpected payments on nonaccrual loans, and (3) recoveries on zero balance loans pools. See subsequent discussion under changes in cash flow estimates.
Allowance for Loan and Lease Losses Determination
For all acquired loans, the ALLL is only established for credit deterioration subsequent to the date of acquisition and represents our estimate of the inherent losses in excess of the book value of acquired loans. The ALLL for acquired loans is determined without giving consideration to the amounts recoverable from the FDIC through loss sharing agreements. These amounts recoverable are separately accounted for in the FDIC indemnification asset (“IA”) and are thus presented “gross” in the balance sheet. The FDIC IA is included in other assets in the balance sheet and is discussed subsequently. The ALLL is included in the overall ALLL in the balance sheet. The provision for loan losses is reported net of changes in the amounts recoverable under the loss sharing agreements.
During 2012, 2011 and 2010, we adjusted the ALLL for acquired loans by recording a (decrease) increase on an adjusted gross basis to the provision for loan losses of $(16.5) million in 2012, $(1.7) million in 2011, and $55.8 million in 2010. These amounts are net of the ALLL reversals due to increases in estimated cash flows which are discussed subsequently. As separately discussed and in accordance with the loss sharing agreements, portions of the increases to the provision are recoverable from the FDIC and comprise part of the FDIC IA. These adjustments, before FDIC indemnification, resulted in net recoveries of $8.6 million for 2012, and net charge-offs of $7.1 million in 2011 and $18.1 million in 2010.
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

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During 2012 and 2011, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $20.4 million in 2012, and $16.1 million in 2011. No such reversals were made in 2010. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Any related decrease to the FDIC IA is recorded through a charge to other noninterest expense. Changes that increase cash flows have been due primarily to (1) the enhanced economic status of borrowers compared to original evaluations, (2) improvements in the Southern California market where the majority of these loans were originated, and (3) stronger efforts by our credit officers and loan workout professionals to resolve problem loans.
The impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $58.5 million in 2012, $78.4 million in 2011, and $46.8 million in 2010, of additional interest income, and $46.2 million in 2012, $56.6 million in 2011, and $39.2 million in 2010, of additional other noninterest expense due to the reduction of the FDIC IA.
FDIC Indemnification Asset
In October 2012, the FASB issued ASU 2012-6, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, a consensus of the FASB Emerging Issues Task Force. This new guidance under ASC 805, Business Combinations, provides that a change in measurement of the IA due to a change in expected cash flows would be accounted for on the same basis as the change in the indemnified loans. Any amortization period for the changes in value would be limited to the lesser of the term of the indemnification agreement or the remaining life of the indemnified loans. The new guidance is effective for interim or annual periods beginning on or after December 15, 2012 and permits early adoption. Management is currently evaluating the impact this new guidance may have on its method of accounting for the FDIC IA.

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
Changes in the FDIC IA were as follows:

(In thousands)	2012	2011

Balance at beginning of year	$133,810	$195,516
Amounts filed with the FDIC and collected or in process [1]	17,004	2,874
Net change in asset balance due to reestimation of projected cash flows [2]	(59,885)	(64,580)
Balance at end of year	$90,929	$133,810

[1]	Beginning in the latter half of 2011, the FDIC changed its reimbursement process to require that submitted expenses must be paid, not just incurred, to qualify for reimbursement.

[2]	Negative amounts result from the accretion of loan balances based on increases in cash flow estimates on the underlying indemnified loans.

Any changes to the amortization rate of the FDIC IA are recognized immediately in the quarterly period the change in estimated cash flows is determined. All claims submitted to the FDIC have been reimbursed in a timely manner.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We record all derivatives on the balance sheet at fair value. Note 20 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to manage the exposure to credit risk, which can include total return swaps, are considered credit derivatives. When put in place after purchase of the asset(s) to be protected, these derivatives generally may not be designated as accounting hedges. See discussion following regarding the total return swap and estimation of its fair value.
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
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At December 31, 2012, the fair value of our derivative liabilities was $89.1 million, for which we were required to pledge cash collateral of approximately $99.1 million in the normal course of business. If our credit rating were downgraded by one notch at December 31, 2012, the additional amount of collateral we could be required to pledge is $3.3 million.
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
Selected information with respect to notional amounts and recorded gross fair values at December 31, 2012 and 2011, and the related gain (loss) of derivative instruments for the years then ended is summarized as follows:

	December 31, 2012			December 31, 2011
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$150,000	$1,188	$—	$335,000	$7,341	$—
Total derivatives designated as hedging instruments	150,000	1,188	—	335,000	7,341	—
Derivatives not designated as hedging instruments
Interest rate swaps	98,524	1,043	1,047	145,388	1,952	1,977
Interest rate swaps for customers [2]	2,607,603	79,579	82,926	2,638,601	82,648	87,363
Basis swaps	—	—	—	85,000	3	11
Options contracts	—	—	—	1,700,000	11	—
Total return swap	1,159,686	—	5,127	1,159,686	—	5,422
Total derivatives not designated as hedging instruments	3,865,813	80,622	89,100	5,728,675	84,614	94,773
Total derivatives	$4,015,813	$81,810	$89,100	$6,063,675	$91,955	$94,773

	Year Ended December 31, 2012				Year Ended December 31, 2011
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$390	$13,062			$2,104	$35,323
Interest rate floors	—	—			221	1,950
	390	13,062			2,325	37,273	[3]
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$3,054					$2,950
Total derivatives designated as hedging instruments	390	13,062		3,054	2,325	37,273			2,950
Derivatives not designated as hedging instruments
Interest rate swaps			$(1,467)					$123
Interest rate swaps for customers [2]			7,858					3,730
Energy commodity swaps for customers [2]			—					56
Basis swaps			18					170
Futures contracts			(13)					6,493
Options contracts			—					(27)
Total return swap			(21,707)					(10,699)
Total derivatives not designated as hedging instruments			(15,311)					(154)
Total derivatives	$390	$13,062	$(15,311)	$3,054	$2,325	$37,273		$(154)	$2,950
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss).
2 Amounts include both the customer swaps and the offsetting derivative contracts.
3 Amounts of $13.1 million for 2012 and $37.3 million for 2011 are the amounts of reclassification to earnings presented in the tabular changes of AOCI in Note 13.
At December 31, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $3.1 million and $(0.2) million in 2012, and $4.7 million and $(0.1) million in 2011, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
Under master netting arrangements, we offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty. At December 31, 2012, no cash collateral was used for such offsets. At December 31, 2011, $1.5 million of cash collateral was used to reduce amounts of derivative liabilities.
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

Options contracts were used to economically hedge certain interest rate exposures of previously used Eurodollar futures contracts. During 2012, all of the remaining options contracts expired after we terminated during 2011 all of the Eurodollar and federal funds futures contracts, or a net amount of approximately $9.5 billion.
The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized to interest income or expense over the period to their previously stated maturity dates.
Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following December 31, 2012, we estimate that an additional $2 million will be reclassified.

Total Return Swap
On July 28, 2010, we entered into a total return swap (“TRS”) and related interest rate swaps with Deutsche Bank AG (“DB”) relating to a portfolio of $1.16 billion notional amount of our bank and insurance trust preferred CDOs. As a result of the TRS, DB assumed all of the credit risk of this CDO portfolio, providing timely payment of all scheduled payments of interest and principal when contractually due to the Company (without regard to acceleration or deferral events). The transaction reduced regulatory risk-weighted assets and improved the Company’s risk-based capital ratios.
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
The fair value of the TRS derivative liability was $5.1 million and $5.4 million at December 31, 2012 and 2011, respectively.
Both the fair values of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. The period that we are unable to cancel the transaction has shortened to and will remain at one calendar quarter. Accordingly, absent major changes in these projected cash flows, we expect the value of the TRS liability to continue to approximate its December 31, 2012 fair value. We expect to incur subsequent net quarterly costs of approximately $5.4 million under the TRS, including related interest rate swaps and scheduled payments of interest on the underlying CDOs, as long as the TRS remains in place for this CDO portfolio. Our estimated quarterly expense amount would be impacted by, among other things, changes in the composition of the CDO portfolio included in the transaction and changes over time in the forward London Interbank Offered Rate (“LIBOR”) rate curve. The Company’s costs are also subject to adjustment in the event of future changes in regulatory requirements applicable to DB if we do not then elect to terminate the transaction. Termination by the Company for such regulatory changes applicable to DB will result in no payment by the Company.
At December 31, 2012, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

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

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

(In thousands)	December 31,
	2012	2011

Land	$184,762	$187,187
Buildings	497,449	488,985
Furniture and equipment	622,170	593,046
Leasehold improvements	121,953	120,015
Total	1,426,334	1,389,233
Less accumulated depreciation and amortization	717,452	669,957
Net book value	$708,882	$719,276

9. GOODWILL AND OTHER INTANGIBLE ASSETS
Core deposit and other intangible assets and related accumulated amortization are as follows at December 31:

	Gross carrying amount		Accumulated amortization		Net carrying amount
(In thousands)	2012	2011	2012	2011	2012	2011

Core deposit intangibles	$180,290	$213,555	$(133,628)	$(151,790)	$46,662	$61,765
Customer relationships and other intangibles	29,064	29,064	(24,908)	(22,999)	4,156	6,065
	$209,354	$242,619	$(158,536)	$(174,789)	$50,818	$67,830
The amount of amortization expense of core deposit and other intangible assets is separately reflected in the statement of income.
Estimated amortization expense for core deposit and other intangible assets is as follows for the five years succeeding December 31, 2012:

(In thousands)

2013	$14,500
2014	11,054
2015	9,380
2016	8,025
2017	6,381

Changes in the carrying amount of goodwill for operating segments with goodwill are as follows:

(In thousands)	Zions Bank	CB&T	Amegy	Other	Consolidated Company

Balance at December 31, 2010	$19,514	$379,024	$615,623	$1,000	$1,015,161
Adjustment [1]	—	—	(32)	—	(32)
Balance at December 31, 2011	19,514	379,024	615,591	1,000	1,015,129
Impairment losses	—	—	—	(1,000)	(1,000)
Balance at December 31, 2012	$19,514	$379,024	$615,591	$—	$1,014,129

[1]	Adjustment to goodwill consists of the tax benefit derived from the exercise of certain employee stock options that existed at the time of the acquisition of Amegy.

A Company-wide annual impairment test is conducted as of October 1 of each year and updated on a more frequent basis when events or circumstances indicate that impairment could have taken place. Results of the testing concluded that no impairment was present in any of the operating segments, except for TCBO included in the Other segment. A comparison of fair value to carrying value determined that the entire remaining $1 million of TCBO’s goodwill should be impaired. The determination process took into account market values of comparable bank and bank holding companies in our operating footprint, transaction values of comparable bank acquisitions, and estimates of projected discounted cash flows using a discount rate estimated from the Company’s cost of capital.

Effective January 1, 2012, we adopted new accounting guidance that simplifies the process to test goodwill for impairment by allowing for greater emphasis to be placed on the assessment of qualitative factors. If the likelihood is not more than 50% that the fair value of a reporting unit is less than carrying value, the two-step impairment test need not be performed.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, under ASC 350, Intangibles – Goodwill and Other. Companies have the option to first perform a qualitative assessment to determine if the likelihood is more than 50% that an indefinite-lived intangible asset is impaired. If it is, a company must perform the annual quantitative impairment test. If it is not, a company need not calculate the fair value of the asset in that year. The guidance is effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has adopted this guidance effective January 1, 2013.

10.	DEPOSITS
At December 31, 2012, the scheduled maturities of all time deposits were as follows:

(In thousands)

2013	$2,465,659
2014	337,816
2015	164,136
2016	119,398
2017	88,339
Thereafter	978
$3,176,326

At December 31, 2012, the contractual maturities of domestic time deposits with a denomination of $100,000 and over were as follows: $422 million in 3 months or less, $312 million over 3 months through 6 months, $438 million over 6 months through 12 months, and $352 million over 12 months.

Domestic time deposits under $100,000 were $1.5 billion and $1.6 billion at December 31, 2012 and 2011, respectively. Domestic time deposits $100,000 and over were $1.5 billion and $1.8 billion at December 31, 2012 and 2011, respectively. Foreign time deposits $100,000 and over were $213 million and $141 million at December 31, 2012 and 2011, respectively.

Deposit overdrafts reclassified as loan balances were $78 million and $53 million at December 31, 2012 and 2011, respectively.

11. SHORT-TERM BORROWINGS
Selected information for certain short-term borrowings is as follows:

(Dollars in thousands)	2012	2011	2010
Federal funds purchased:
Average amount outstanding	$280,859	$312,730	$465,661
Weighted average rate	0.19%	0.20%	0.22%
Highest month-end balance	$560,674	$361,217	$814,264
Year-end balance	175,468	214,224	310,727
Weighted average rate on outstandings at year-end	0.43%	0.20%	0.15%

Security repurchase agreements:
Average amount outstanding	$190,365	$340,015	$454,288
Weighted average rate	0.04%	0.05%	0.08%
Highest month-end balance	$264,187	$393,874	$615,170
Year-end balance	145,010	393,874	411,531
Weighted average rate on outstandings at year-end	0.04%	0.06%	0.07%

Federal funds purchased and security repurchase agreements at year-end	$320,478	$608,098	$722,258

These short-term borrowings generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis (e.g., 30 or 60 days). Certain overnight repurchase agreements are performed with sweep accounts in conjunction with a master repurchase agreement. In this case, securities under our control are pledged for and interest is paid on the collected balance of the customers’ accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. At December 31, 2012, all security repurchase agreements were overnight.

Other short-term borrowings are summarized as follows:

	December 31,
(In thousands)	2012	2011

Senior medium-term notes	$4,951	$66,883
Commercial paper	—	3,063
Other	458	327
	$5,409	$70,273

The unsecured senior medium-term notes are at an interest rate of 2.00% and mature in March 2013. See also Note 12.

Our subsidiary banks may borrow from the FHLB under their lines of credit that are secured under blanket pledge arrangements. The subsidiary banks maintain unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2012, the amount available for FHLB advances was approximately $10.4 billion. At December 31, 2012, no short-term FHLB advances were outstanding.

Our subsidiary banks also borrow from the Federal Reserve through the Term Auction Facility. Amounts that can be borrowed are based on the amount of collateral pledged to a Federal Reserve Bank. At December 31, 2012, the amount available for additional Federal Reserve borrowings was approximately $4.0 billion.

12.	LONG-TERM DEBT
Long-term debt is summarized as follows:

(In thousands)	December 31,
	2012	2011

Junior subordinated debentures related to trust preferred securities	$461,858	$461,858
Convertible subordinated notes	308,468	323,159
Subordinated notes	217,175	220,168
Senior medium-term notes	1,325,630	924,716
FHLB advances	23,300	23,840
Capital lease obligations and other	682	721
	$2,337,113	$1,954,462

The preceding amounts represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments, including the value of associated hedges.

Trust Preferred Securities
Junior subordinated debentures related to trust preferred securities primarily include debentures issued to Zions Capital Trust B (“ZCTB”), Amegy Statutory Trusts I, II and III (“Amegy Trust I, II or III”), and Stockmen’s Statutory Trusts II and III (“Stockmen’s Trust II or III”) as follows at December 31, 2012:

(Dollars in thousands)	Balance	Interest rate [1]	Maturity

ZCTB	$293,815	8.00%	Sep 2032
Amegy Trust I	51,547	3mL+2.85% (3.16%)	Dec 2033
Amegy Trust II	36,083	3mL+1.90% (2.24%)	Oct 2034
Amegy Trust III	61,856	3mL+1.78% (2.09%)	Dec 2034
Stockmen’s Trust II	7,732	3mL+3.15% (3.46%)	Mar 2033
Stockmen’s Trust III	7,732	3mL+2.89% (3.20%)	Mar 2034
Intercontinental Statutory Trust I	3,093	3mL+2.85% (3.16%)	Mar 2034
	$461,858

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2012 is shown in parenthesis.

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

Subordinated Notes
Subordinated notes consist of the following at December 31, 2012:

(Dollars in thousands)		Convertible subordinated notes		Subordinated notes
Interest rate		Balance	Par amount	Balance	Par amount		Maturity

5.65%		$57,983	$75,867	$31,346	$30,173		May 2014
6.00%		128,223	195,283	45,021	42,303		Sep 2015
5.50%		122,262	186,651	65,808	62,078		Nov 2015
3mL+1.25% (1.63%)	1,000			75,000	75,000	2,000	Sep 2014
		$308,468	$457,801	$217,175	$209,554

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2012 is shown in parenthesis.

[2]	Issued by Amegy.

These notes are unsecured and are not redeemable prior to maturity. Interest is payable semiannually. At December 31, 2012, the five largest investor holdings amounted to approximately 40% of the total par amount of convertible subordinated notes.

The convertible subordinated notes resulted from the modification of $1.2 billion par value of subordinated notes. The convertible subordinated notes permit conversion on a par-for-par basis into either the Company’s Series A or Series C preferred stock. The carrying value of the subordinated notes at the time of modification included associated terminated fair value hedges. Holders of the convertible subordinated notes are allowed to convert on the interest payment dates of the debt. In connection with the modification of the subordinated notes, we recorded the intrinsic value of the beneficial conversion feature directly in common stock, as discussed in Note 13.

Subordinated notes converted to preferred stock amounted to $89.6 million in 2012, $256.1 million in 2011, and $343.0 million in 2010.

The convertible debt discount recorded in connection with the subordinated debt modification is amortized to interest expense using the interest method over the remaining terms of the convertible subordinated notes. When holders of the convertible subordinated notes convert to preferred stock, the rate of amortization is accelerated by immediately expensing any unamortized discount associated with the converted debt. Amortization of the convertible debt discount is summarized as follows:

(In thousands)	2012	2011	2010

Balance at beginning of year	$224,206	$385,831	$616,240
Discount amortization on convertible subordinated debt	(43,341)	(46,021)	(57,963)
Accelerated discount amortization on convertible subordinated debt	(31,532)	(115,604)	(172,446)
Total amortization	(74,873)	(161,625)	(230,409)
Balance at end of year	$149,333	$224,206	$385,831

As discussed in Note 7, we terminated all fair value hedges that had been used for the subordinated notes. The remaining value of $7.8 million and $10.8 million at December 31, 2012 and 2011, respectively, is amortized as a reduction of interest expense over the periods to the previously stated maturity dates of the notes.

In 2010, we exchanged $55.6 million of nonconvertible subordinated debt into shares of the Company’s common stock, as discussed further in Note 13. The net pretax gain on subordinated debt exchange included in the statement of income was approximately $14.5 million and represented the difference between the carrying value of the debt exchanged and the fair value of the common stock issued, net of commissions and fees.

Senior Medium-Term Notes
Senior medium-term notes consist of the following at December 31, 2012:

(Dollars in thousands)
Interest rate	Balance	Par amount	Maturity

7.75%	474,722	499,900	Sep 2014
4.0%	195,225	198,448	Jun 2016
4.5%	385,299	400,000	Mar 2017
2.55% - 5.50%	270,384	270,796	Feb 2013 - Nov 2019
	$1,325,630

These notes are unsecured and interest is payable semiannually. The notes were issued under a shelf registration filed with the SEC and were sold via the Company’s online auction process and direct sales. The 4.0% and 4.5% notes were issued in connection with our 2012 Capital Plan, as discussed in Note 13. The notes are not redeemable prior to maturity except for the $270.4 million notes, of which $182.2 million have optional early redemptions as follows: $52.0 million as of December 31, 2012, $95.2 million in 2013, $27.0 million in 2014, and $8.0 million in 2015.

On the maturity date of June 21, 2012, we redeemed all $254.9 million of variable rate senior medium-term notes that were guaranteed under the FDIC’s Temporary Liquidity Guarantee Program. We have no other notes outstanding under this program.

Federal Home Loan Bank Advances
The FHLB advances were issued to Amegy with maturities from June 2014 to September 2041 at interest rates from 2.81% to 6.98%. The weighted average interest rate on advances outstanding was 4.5% at both December 31, 2012 and 2011.

Maturities of Long-term Debt
Maturities of long-term debt are as follows for the years succeeding December 31, 2012:

(In thousands)	Consolidated	Parent only

2013	$18,286	$18,246
2014	699,842	624,773
2015	437,923	437,868
2016	267,548	267,498
2017	385,352	385,299
Thereafter	520,372	344,078
	$2,329,323	$2,077,762

These maturities do not include the associated hedges. The $344.1 million of Parent only maturities payable after 2017 consist of $309.3 million of junior subordinated debentures payable to ZCTB and Stockmen’s Trust II and III, and $34.8 million of senior medium-term notes.

13.	SHAREHOLDERS’ EQUITY
Preferred Stock
Preferred stock is without par value and has a liquidation preference of $1,000 per share. In May 2010, Company shareholders approved an increase in the number of authorized preferred shares from 3,000,000 to 4,400,000.

In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid quarterly. Dividends are approved by the Board of Directors and are subject to regulatory approval. Redemption of the preferred stock is at the Company’s option after the expiration of any applicable redemption restrictions. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. Redemptions are subject to certain regulatory provisions.

The Series A, C, F, and G shares were issued in the form of depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. Dividend payments are made on the 15th day of March, June, September, and December. The shares are registered with the SEC. All of these series of preferred stock, except for Series A, were sold primarily by Zions Direct, Inc., the Company’s broker/dealer subsidiary, via an online auction process and by direct sales.

Preferred stock is summarized as follows:

			Shares at December 31, 2012		Carrying value at December 31,
(Dollar amounts in thousands)	Rate	Earliest redemption date	Authorized	Outstanding	2012	2011

Series A	Floating	December 15, 2011	140,000	60,093	$60,220	$59,740
Series C	9.5%	September 15, 2013	1,400,000	798,257	924,332	820,016
Series D, TARP Capital Purchase Program					—	1,355,304
Series E					—	142,500
Series F	7.9%	June 15, 2017	250,000	143,750	143,750	—
					$1,128,302	$2,377,560

The Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock was sold through underwriters. Dividends are computed at an annual rate equal to the greater of three-month LIBOR plus 0.52%, or 4.0%. Increases in the amount of this preferred stock for the years presented herein resulted from conversions of convertible subordinated debt, as discussed subsequently.

Similar to the Series A, increases in the amount of the Series C 9.5% Non-Cumulative Perpetual Preferred Stock for the years presented herein resulted from conversions of convertible subordinated debt.

The Series D Fixed-Rate Cumulative Perpetual Preferred Stock was redeemed in two installments of $700 million each on March 28, 2012 and September 26, 2012. The total of $1.4 billion had been issued by the U.S. Department of the Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”). This capital investment in the Company included the issuance of preferred shares of the Company and warrants to purchase common shares.

The TARP preferred stock redemption was made following notification from the Federal Reserve Board (“FRB”) on March 13, 2012 that it did not object to the capital actions proposed in our Capital Plan submitted under the FRB’s 2012 Capital Plan Review. Among other things, our 2012 Capital Plan included the following provisions: (1) completing the entire redemption in 2012 of our TARP preferred stock with the second $700 million redemption meeting specified conditions requiring regulatory approval, including Parent liquidity and other requirements; (2) issuing a total of approximately $600 million in senior debt and redeeming on a timely basis the Company’s $254.9 million variable rate senior medium-term notes (see Senior Medium-Term Notes in Note 12); and (3) maintaining for 2012 the current common stock dividend of $0.01 per share per quarter.

The TARP redemption accelerated the amortization to preferred stock dividends in 2012 of the entire remaining unamortized discount. The original amount of the discount was based on the fair value estimated for the common stock warrants. The amortization amounted to $44.7 million in 2012, $21.6 million in 2011, and $20.2 million in 2010.

On December 5, 2012, the U.S. Treasury auctioned the 5,789,909 warrants associated with the TARP CPP at a price of $1.35 per warrant. Each warrant represents the right to purchase one share of the Company’s common stock. The Company did not receive any proceeds from the warrant offering. The warrants have an exercise price of $36.27 per share, subject to reduction due to antidilution provisions, and expire on November 14, 2018.

The entire Series E Fixed-Rate Resettable Non-Cumulative Perpetual Preferred Stock was redeemed on its call date of June 15, 2012. Commissions and fees of $3.8 million previously recorded in common stock were charged to retained earnings. Proceeds from the Series F 7.9% Non-Cumulative Perpetual Preferred Stock offering, net of commissions and fees of $2.4 million, were used to redeem the Series E preferred stock.

On January 31, 2013 subsequent to year-end, we sold $171.8 million of Series G Fixed/Floating Rate Non-Cumulative Perpetual Preferred Stock. Dividends will be payable during the fixed rate period (issuance date to March 14, 2023) at an annual rate of 6.30%. Thereafter during the floating rate period, dividends will be payable at three-month LIBOR plus 4.24%. The earliest redemption date is March 15, 2023.

In connection with the subordinated debt modifications discussed in Note 12, we recorded $202.8 million after-tax directly in common stock for the intrinsic value of the beneficial conversion feature of the modified subordinated debt. The Company has “no par” common stock and all additional paid-in capital transactions are recorded in common stock. The intrinsic value of the beneficial conversion feature was calculated as the difference between the fair value of the preferred stock into which the debt is convertible (multiplied by the number of related shares) and the fair value of the modified convertible debt on the commitment dates. The commitment date is defined as the date when both parties are bound to the terms of the transaction, which was the expiration of the exchange offer and corresponded with the transaction date. At the time of each conversion of the convertible debt to preferred stock, a proportional amount of the intrinsic value of the beneficial conversion feature is transferred from common stock to preferred stock.

As discussed in Note 12, approximately $89.6 million in 2012, $256.1 million in 2011, and $343.0 million in 2010 of convertible subordinated notes were converted into preferred stock. As a result, approximately $15.2 million in 2012, $43.1 million in 2011, and $56.8 million in 2010 of the intrinsic value of the beneficial conversion feature was transferred from common stock to preferred stock. The remaining balance of the beneficial conversion feature included in common stock was approximately $76.6 million and $91.8 million at December 31, 2012 and 2011, respectively.

Common Stock
We issued $25.5 million in 2011 and $633.3 million in 2010 of new common stock under common equity distribution agreements. The latest program announced in February 2011, under which the 2011 sales were made, provided for the sale of up to $200 million of common stock and superseded all prior programs. The issuances consisted of approximately 1.1 million shares in 2011 at an average price of $23.89 per share and 29.6 million shares in 2010 at an average price of $21.43 per share. Net of commissions and fees, these issuances added $25.0 million in 2011 and $623.5 million in 2010 to common stock.

During 2010, we sold a total of 29.3 million common stock warrants for $221.8 million. The sales consisted of 7.0 million warrants for $36.8 million, or $5.25 per warrant, in September 2010, and 22.3 million warrants for $185.0 million, or $8.3028 per warrant, in June 2010. Each of the warrants can be exercised for a share of common stock at an initial price of $36.63, subject to reduction due to antidilution provisions, through May 22, 2020. Net of commissions and fees, the total issuance added $214.6 million to common stock.

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

Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) are summarized as follows:

(In thousands)	Net unrealized gains (losses) on investments	Net unrealized gains (losses) on derivative instruments	Pension and post- retirement	Total

Balance at December 31, 2009	$(462,412)	$68,059	$(42,546)	$(436,899)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains, net of income tax expense of $2,230	4,248			4,248
Reclassification for net losses included in earnings, net of income tax benefit of $28,611	45,689			45,689
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $27,177	(43,920)			(43,920)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $81	131			131
Net unrealized losses, net of reclassification to earnings of $74,936 and income tax benefit of $23,405		(37,357)		(37,357)
Pension and postretirement, net of income tax expense of $4,440			6,812	6,812
Other comprehensive income (loss)	6,148	(37,357)	6,812	(24,397)
Balance at December 31, 2010	(456,264)	30,702	(35,734)	(461,296)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding losses, net of income tax benefit of $47,986	(77,280)			(77,280)
Reclassification for net losses included in earnings, net of income tax benefit of $8,194	12,852			12,852
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $17,161	(26,481)			(26,481)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $255	410			410
Net unrealized losses, net of reclassification to earnings of $37,273 and income tax benefit of $13,649		(21,298)		(21,298)
Pension and postretirement, net of income tax benefit of $12,353			(18,991)	(18,991)
Other comprehensive loss	(90,499)	(21,298)	(18,991)	(130,788)
Balance at December 31, 2011	(546,763)	9,404	(54,725)	(592,084)
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains, net of income tax expense of $79,704	129,330			129,330
Reclassification for net losses included in earnings, net of income tax benefit of $32,816	51,360			51,360
Noncredit-related impairment losses on securities not expected to be sold, net of income tax benefit of $23,790	(38,406)			(38,406)
Accretion of securities with noncredit-related impairment losses not expected to be sold, net of income tax expense of $4,488	6,863			6,863
Net unrealized losses, net of reclassification to earnings of $13,062 and income tax benefit of $5,063		(7,610)		(7,610)
Pension and postretirement, net of income tax expense of $2,870			4,390	4,390
Other comprehensive income (loss)	149,147	(7,610)	4,390	145,927
Balance at December 31, 2012	$(397,616)	$1,794	$(50,335)	$(446,157)

Deferred Compensation
Deferred compensation at year-end consists of the cost of the Company’s common stock held in rabbi trusts established for certain employees and directors. At December 31, 2012 and 2011, the cost of the common stock was approximately $15.0 million and $14.8 million, respectively, and was included in retained earnings. We consolidate the fair value of invested assets of the trusts along with the total obligations and include them in other assets and other liabilities, respectively, in the balance sheet. At December 31, 2012 and 2011, total invested assets were approximately $72.2 million and $64.5 million and total obligations were approximately $87.2 million and $79.3 million, respectively.

Noncontrolling Interests
In June 2010, we liquidated our ownership of certain consolidated venture funds. We also changed the ownership structure of another venture fund such that we are no longer required to consolidate it under current accounting guidance. The effect of these transactions decreased the amount of noncontrolling interests by approximately $15 million. The consolidated financial statements were not otherwise significantly affected.

14. INCOME TAXES
Income taxes (benefit) are summarized as follows:

(In thousands)	2012	2011	2010
Federal:
Current	$185,404	$62,810	$(80,914)
Deferred	(20,086)	106,902	(15,210)
	165,318	169,712	(96,124)
State:
Current	(1,775)	20,169	2,760
Deferred	29,873	8,702	(13,455)
	28,098	28,871	(10,695)
	$193,416	$198,583	$(106,819)

Income tax expense (benefit) computed at the statutory federal income tax rate of 35% reconciles to actual income tax expense (benefit) as follows:

(In thousands)	2012	2011	2010

Income tax expense (benefit) at statutory federal rate	$189,548	$182,446	$(141,109)
State income taxes, net	18,264	18,766	(6,952)
Other nondeductible expenses	11,291	24,361	52,004
Nontaxable income	(20,137)	(19,691)	(21,662)
Surrender of bank-owned life insurance	—	—	28,923
Tax credits and other taxes	(3,172)	(5,977)	(9,007)
Other	(2,378)	(1,322)	(9,016)
	$193,416	$198,583	$(106,819)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
(In thousands)	2012	2011
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$372,206	$425,281
Pension and postretirement	46,198	46,958
Deferred compensation	58,312	58,505
Other real estate owned	16,306	27,796
Accrued severance costs	2,515	2,577
Security investments and derivative fair value adjustments	236,286	283,410
Net operating losses, capital losses and tax credits	36,600	57,914
Other	59,809	56,789
	828,232	959,230
Valuation allowance	(4,261)	(4,261)
Total deferred tax assets	823,971	954,969

Gross deferred tax liabilities:
Core deposits and purchase accounting	(24,185)	(28,356)
Premises and equipment, due to differences in depreciation	(16,258)	(19,810)
FHLB stock dividends	(13,423)	(14,861)
Leasing operations	(111,265)	(120,990)
Prepaid expenses	(7,057)	(6,285)
Prepaid pension reserves	(18,350)	(20,441)
Subordinated debt modification	(185,733)	(208,206)
Deferred loan fees	(21,209)	(20,856)
FDIC-supported transactions	(17,957)	(3,469)
Other	(2,929)	(2,561)
Total deferred tax liabilities	(418,366)	(445,835)
Net deferred tax assets	$405,605	$509,134

The amount of net DTAs is included with other assets in the balance sheet. The $4.3 million valuation allowance at December 31, 2012 and 2011 was for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. At December 31, 2012, excluding the $4.3 million, the tax effect of remaining net operating loss and tax credit carryforwards was approximately $26.1 million expiring through 2030. In addition, the Company has a capital loss that will be carried forward to future taxable years. The tax effect of this capital loss is approximately $6.2 million expiring through 2016.

We evaluate the net DTAs on a regular basis to determine whether an additional valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of December 31, 2012.

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

We recognize these tax credits for financial reporting purposes in the same year the tax benefit is recognized in our tax return. The resulting tax credits which reduced income tax expense were approximately $1.2 million in 2012, $2.4 million in 2011, and $6.0 million in 2010.

We have a liability for unrecognized tax benefits relating to uncertain tax positions primarily for various state tax contingencies in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)	2012	2011	2010

Balance at beginning of year	$13,722	$15,366	$16,677
Tax positions related to current year:
Additions	—	—	—
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	—	—
Reductions	(11,337)	—	—
Settlements with taxing authorities	—	—	—
Lapses in statutes of limitations	—	(1,644)	(1,311)
Balance at end of year	$2,385	$13,722	$15,366

At December 31, 2012 and 2011, the liability for unrecognized tax benefits included approximately $1.6 million and $8.9 million, respectively, (net of the federal tax benefit on state issues) that, if recognized, would affect the effective tax rate. There are no gross unrecognized tax benefits that may decrease during the 12 months subsequent to December 31, 2012.

The $11.3 million reduction to this liability in 2012 was made following closure of an audit by a state taxing authority. We reduced income tax expense by a net amount including interest of $2.3 million in 2012 due to the audit closure, and $1.2 million in 2011 and $0.9 million in 2010 due to lapses in statutes of limitations.

Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. At December 31, 2012 and 2011, accrued interest and penalties recognized in the balance sheet, net of any federal and/or state tax benefits, were approximately $0.3 million and $2.5 million, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2007 for federal and state returns.

15. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

(In thousands, except per share amounts)	Year Ended December 31,
	2012	2011	2010
Basic:
Net income (loss) applicable to controlling interest	$349,516	$323,804	$(292,728)
Less common and preferred dividends	178,277	177,775	126,427
Undistributed earnings (loss)	171,239	146,029	(419,155)
Less undistributed earnings applicable to nonvested shares	1,600	1,300	—
Undistributed earnings (loss) applicable to common shares	169,639	144,729	(419,155)
Distributed earnings applicable to common shares	7,321	7,292	6,565
Total earnings (loss) applicable to common shares	$176,960	$152,021	$(412,590)

Weighted average common shares outstanding	183,081	182,393	166,054

Net earnings (loss) per common share	$0.97	$0.83	$(2.48)

Diluted:
Total earnings (loss) applicable to common shares	$176,960	$152,021	$(412,590)
Additional undistributed earnings allocated to incremental shares	—	41	—
Diluted earnings (loss) applicable to common shares	$176,960	$152,062	$(412,590)

Weighted average common shares outstanding	183,081	182,393	166,054
Additional weighted average dilutive shares	155	212	—
Weighted average diluted common shares outstanding	183,236	182,605	166,054

Net earnings (loss) per common share	$0.97	$0.83	$(2.48)

16. SHARE-BASED COMPENSATION
We have a stock option and incentive plan which allows us to grant stock options, restricted stock, restricted stock units (“RSUs”), and other awards to employees and nonemployee directors. Total shares authorized under the plan were 19,500,000 at December 31, 2012, of which 7,547,209 were available for future grants.

All share-based payments to employees, including grants of employee stock options, are recognized in the statement of income based on their fair values. The fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions.

Compensation expense and the related tax benefit for all share-based awards were as follows:

(In thousands)	2012	2011	2010

Compensation expense	$31,533	$29,019	$26,834
Reduction of income tax expense	10,724	9,768	9,315

Compensation expense is included in salaries and employee benefits in the statement of income, with the corresponding increase included in common stock, except for the portion related to the salary stock units (“SSUs”)
granted in 2011 and 2012, which is settled in cash. See subsequent discussion.

We classify all share-based awards as equity instruments except for the 2012 and 2011 SSUs, which are classified as liabilities. Substantially all awards of stock options, restricted stock, and RSUs have graded vesting, which is recognized on a straight-line basis over the vesting period.

As of December 31, 2012, compensation expense not yet recognized for nonvested share-based awards was approximately $22.8 million, which is expected to be recognized over a weighted average period of 1.1 years.

The tax shortfall recognized from the exercise of stock options and the vesting of restricted stock and RSUs was approximately $2.8 million in both 2012 and 2011, and $8.4 million in 2010. These amounts are included in the net activity under employee plans and related tax benefits in the statement of changes in shareholders’ equity.

Stock Options
Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. For all stock options granted in 2012, 2011 and 2010, we used the Black-Scholes option pricing model to estimate the fair values of stock options in determining compensation expense. The following summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted:

	2012	2011	2010
Weighted average of fair value for options granted	$4.88	$5.78	$6.59
Weighted average assumptions used:
Expected dividend yield	1.5%	1.0%	1.0%
Expected volatility	35.0%	30.0%	33.0%
Risk-free interest rate	0.67%	1.46%	1.89%
Expected life (in years)	4.5	4.5	4.5

The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The following summarizes our stock option activity for the three years ended December 31, 2012:

	Number of shares	Weighted average exercise price

Balance at December 31, 2009	7,729,030	$53.61
Granted	846,013	23.90
Exercised	(32,645)	13.18
Voluntarily surrendered	(1,051,174)	78.60
Expired	(841,529)	48.73
Forfeited	(280,456)	31.45
Balance at December 31, 2010	6,369,239	47.37
Granted	800,057	23.46
Exercised	(46,749)	13.60
Expired	(1,080,867)	57.27
Forfeited	(107,810)	22.74
Balance at December 31, 2011	5,933,870	43.06
Granted	867,968	18.87
Exercised	(129,616)	14.64
Expired	(568,546)	61.90
Forfeited	(141,351)	21.36
Balance at December 31, 2012	5,962,325	38.87

Outstanding stock options exercisable as of:
December 31, 2012	4,379,630	$45.26
December 31, 2011	4,211,216	51.26
December 31, 2010	4,230,690	57.21
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

We issue new authorized shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $0.7 million in 2012, $0.4 million in 2011, and $0.3 million in 2010. Cash received from the exercise of stock options was $1.9 million in 2012, $0.6 million in 2011, and $0.4 million in 2010.

Additional selected information on stock options at December 31, 2012 follows:

	Outstanding stock options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)		Exercisable stock options
Exercise price range					Number of shares	Weighted average exercise price

$0.32 to $19.99	1,279,665	$17.20	5.4	[1]	434,693	$14.08
$20.00 to $24.99	1,430,519	23.82	4.8		722,546	23.86
$25.00 to $29.99	637,000	27.96	2.6		607,250	27.96
$30.00 to $39.99	10,000	32.45	2.5		10,000	32.45
$40.00 to $44.99	14,000	41.69	2.8		14,000	41.69
$45.00 to $49.99	1,451,967	47.38	2.2		1,451,967	47.38
$50.00 to $59.99	147,837	57.81	2.0		147,837	57.81
$60.00 to $79.99	138,885	68.51	1.7		138,885	68.51
$80.00 to $81.99	397,139	81.10	0.6		397,139	81.10
$82.00 to $83.38	455,313	83.24	1.5		455,313	83.24
	5,962,325	38.87	3.4	[1]	4,379,630	45.26

[1]
The weighted average remaining contractual life excludes 21,252 stock options without a fixed expiration date that were acquired with the Amegy acquisition by the Company in 2005. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

The aggregate intrinsic value of outstanding stock options at December 31, 2012 and 2011 was $5.4 million and $1.2 million, respectively, while the aggregate intrinsic value of exercisable options was $3.2 million and $0.8 million for the same respective periods. For exercisable options, the weighted average remaining contractual life was 2.6 years and 2.9 years at December 31, 2012 and 2011, respectively, excluding the stock options previously noted without a fixed expiration date.

The previous schedules do not include stock options for employees of our TCBO subsidiary to purchase common stock of TCBO. At December 31, 2012, there were options to purchase 45,150 TCBO shares at exercise prices from $17.85 to $20.58. At December 31, 2012, there were 1,038,000 issued and outstanding shares of TCBO common stock.

Restricted Stock and Restricted Stock Units
Restricted stock and RSUs granted generally vest over four years. Each RSU represents a right to one share of our common stock. During the vesting period, holders of restricted stock and RSUs receive dividend equivalents. In addition, holders of restricted stock have full voting rights. Compensation expense is determined based on the number of restricted shares or RSUs granted and the market price of our common stock at the issue date.

Nonemployee directors were granted 25,536 shares of restricted stock and 7,296 RSUs in 2012; and 26,433 and 27,216 shares of restricted stock in 2011 and 2010, respectively, which vested over six months.

The following summarizes our restricted stock activity for the three years ended December 31, 2012:

	Number of shares	Weighted average issue price

Nonvested restricted shares at December 31, 2009	1,524,650	$32.44
Issued	644,504	23.85
Vested	(428,593)	43.88
Forfeited	(128,918)	28.19
Nonvested restricted shares at December 31, 2010	1,611,643	26.30
Issued	616,234	23.43
Vested	(569,794)	30.43
Forfeited	(258,229)	24.23
Nonvested restricted shares at December 31, 2011	1,399,854	23.74
Issued	87,480	17.57
Vested	(582,361)	25.34
Forfeited	(53,737)	22.83
Nonvested restricted shares at December 31, 2012	851,236	22.07

The following summarizes our RSU activity for the three years ended December 31, 2012:

	Number of restricted stock units	Weighted average grant price

Restricted stock units at December 31, 2010	—	—
Granted	146,165	$23.69
Restricted stock units at December 31, 2011	146,165	23.69
Granted	726,779	18.29
Vested	(34,885)	22.46
Forfeited	(15,306)	20.22
Restricted stock units at December 31, 2012	822,753	19.04

The total fair value at grant date of restricted stock and RSUs vested during the year was $15.5 million in 2012, $17.6 million in 2011, and $18.6 million in 2010.

Salary Stock Units
We also granted SSUs of 456,275 in 2012, 297,620 in 2011, and 109,748 in 2010 which vested immediately upon grant. Each SSU represents a right to one share of our common stock.

The 2012 and 2011 SSUs are classified as liabilities and are settled in cash. The amount of cash paid is determined by the number of SSUs being settled and the Company’s average closing common stock price for each trading day during the 30 trading-day period immediately prior to such payment date for the 2012 SSUs, and the Company’s closing common stock price on the date of settlement for the 2011 SSUs. Compensation expense is determined by the actual cash paid to settle the SSUs.

In January 2012, 172,550 of the 2011 SSUs were settled with a cash payment of $3.2 million. The balance of 125,070 2011 SSUs were settled in December 2012 with a cash payment of $2.7 million. In September 2012, 225,214 of the 2012 SSUs were settled with a cash payment of $4.5 million. The balance of 231,061 2012 SSUs will be settled in March 2013.

The 2010 SSUs are classified as equity and were settled in our common stock. The total fair value of SSUs granted in 2010 was $2.3 million. In January 2011, 60,372 of these SSUs were settled and the remaining balance of 49,376 SSUs were settled in January 2012. Compensation expense is determined based on the number of SSUs granted and the market price of our common stock at the grant date.

17. COMMITMENTS, GUARANTEES, CONTINGENT LIABILITIES, AND RELATED PARTIES
Commitments and Guarantees
We use certain derivative instruments and other financial instruments in the normal course of business to meet the financing needs of our customers, to reduce our own exposure to fluctuations in interest rates, and to make a market in U.S. Government, agency, corporate, and municipal securities. These financial instruments involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amount recognized in the balance sheet. Derivative instruments are discussed in Notes 7 and 20.

Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

	December 31,
(In thousands)	2012	2011

Commitments to extend credit	$14,277,347	$12,541,278
Standby letters of credit:
Financial	774,427	914,986
Performance	190,029	165,298
Commercial letters of credit	91,978	134,462

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

While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2012, $4.2 billion of commitments expire in 2013. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.

We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $587 million expiring in 2013 and $377 million expiring thereafter through 2027. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2012, the Company had recorded approximately $10.4 million as a liability for these guarantees, which consisted of $5.9 million attributable to the reserve for unfunded lending commitments and $4.5 million of deferred commitment fees.

Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.

At December 31, 2012, we had commitments for private equity and other noninterest-bearing investments of $31.8 million. These obligations have no stated maturity.

The contractual or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 2012 and 2011, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $5.0 billion and $4.5 billion, respectively.

At December 31, 2012, we were required to maintain cash balances of $61.4 million with the Federal Reserve Banks to meet minimum balance requirements in accordance with FRB regulations.

As of December 31, 2012, the Parent has guaranteed approximately $300 million of debt of affiliated trusts issuing trust preferred securities, as discussed in Note 12.

Leases
We have commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2013 to 2052. Premises leased under capital leases at December 31, 2012 were $1.7 million and accumulated amortization was $1.2 million. Amortization applicable to premises leased under capital leases is included in depreciation expense.

Future aggregate minimum rental payments under existing noncancelable operating leases at December 31, 2012 are as follows:

(in thousands)
2013	$46,272
2014	44,517
2015	40,960
2016	38,348
2017	33,180
Thereafter	141,284
$344,561
Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: $2.2 million in 2013, $1.6 million in 2014, $1.2 million in 2015, $1.3 million in 2016, $0.9 million in 2017, and $2.0 million thereafter. Aggregate rental expense on operating leases amounted to $58.7 million in 2012, $57.9 million in 2011, and $59.7 million in 2010.

Legal Matters
We are subject to litigation in court and arbitral proceedings, as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. At any given time, litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. While most matters relate to individual claims, we are also subject to putative class action claims and similar broader claims. Current putative class actions and similar claims include the following:

•
two complaints relating to allegedly wrongful acts in our processing of overdraft fees on debit card transactions in which the plaintiffs seek monetary awards on the basis of various common law claims,

◦	Barlow, et. al. v. Zions First National Bank and Zions Bancorporation, pending in the United States District Court for the District of Utah, and

◦	Sadlier, et. al. v. National Bank of Arizona, pending in the Superior Court for the State of Arizona, County of Maricopa;

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

Discovery has commenced in the Barlow and Reyes cases, but not in the Sadlier or Meridian Funds cases. Motions for and against class certification have been made in the Reyes case. A third overdraft case, Starr, et. al. v. California Bank & Trust, was dismissed by a Superior Court for the State of California in the fourth quarter of 2012.

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

•
the practices of our subsidiary, Contango Capital Advisors, Inc., relative to certain investment products acquired by Contango clients from sponsors and issuers unaffiliated with us (conducted by the staff of the Salt Lake City office of the SEC); and

•
the practices of our subsidiary, Zions Bank, relating primarily to payment processing for allegedly fraudulent telemarketers connected with the Reyes case noted previously (conducted by the United States Attorneys Office for the Eastern District of Pennsylvania).

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

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to estimate such a range only for a limited number of matters. We currently estimate the aggregate range of reasonably possible losses for those matters to be from $0 million to not more than $80 million in excess of amounts accrued. This estimated range of reasonably possible losses is based on information currently available as of December 31, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

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

18.	REGULATORY MATTERS
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Required capital levels are also subject to judgmental review by regulators.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following schedule) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2012, we exceeded all capital adequacy requirements to which we are subject.

As discussed in Note 13, the Company completed its redemption of TARP preferred stock, which had the effect of reducing Tier 1 capital.

As of December 31, 2012, all capital ratios of the Company and each of its subsidiary banks exceeded the “well capitalized” levels under the regulatory framework for prompt corrective action. In response to the recent severe economic crisis, the determination of appropriate capital levels, particularly for the Company and other “systemically important” financial institutions (“SIFIs”) as determined pursuant to the Dodd-Frank Wall Street

Reform and Consumer Protection Act ("Dodd-Frank Act"), is being driven increasingly by the results of comprehensive “stress tests” performed by each financial institution and its various regulators. These stress tests are part of the Capital Plan Review program overseen by the FRB, which requires SIFIs to submit their Capital Plans annually.

The stress tests seek to comprehensively measure all risks to which the institution is exposed, including credit, liquidity, market, operating and other risks, the losses that could result from those risk exposures under adverse scenarios, and the institution’s resulting capital levels. The results of these institution-specific tests as well as the Basel III capital framework being implemented are driving the Company and most other SIFIs to hold capital considerably in excess of “well capitalized” regulatory standards, and in excess of historical levels. Regulators have indicated that these stress test results will also be an important factor in approving the amounts and timing of capital issuances, dividends and distributions, and stock and securities repurchases.

The actual capital amounts and ratios for the Company and its three largest subsidiary banks are as follows:

(Dollar amounts in thousands)	Actual		To be well capitalized
	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital (to risk-weighted assets)
The Company	$6,616,521	15.05%	$4,396,983	10.00%
Zions First National Bank	2,034,662	14.17	1,435,690	10.00
California Bank & Trust	1,222,822	14.18	862,218	10.00
Amegy Bank N.A.	1,598,708	15.17	1,054,110	10.00
Tier 1 capital (to risk-weighted assets)
The Company	5,883,669	13.38	2,638,190	6.00
Zions First National Bank	1,861,218	12.96	861,414	6.00
California Bank & Trust	1,114,315	12.92	517,331	6.00
Amegy Bank N.A.	1,466,001	13.91	632,466	6.00
Tier 1 capital (to average assets)
The Company	5,883,669	10.96	na	na [1]
Zions First National Bank	1,861,218	10.58	879,719	5.00
California Bank & Trust	1,114,315	10.37	537,534	5.00
Amegy Bank N.A.	1,466,001	12.03	609,319	5.00

As of December 31, 2011:
Total capital (to risk-weighted assets)
The Company	$7,780,107	18.06%	$4,307,688	10.00%
Zions First National Bank	2,131,963	14.61	1,459,248	10.00
California Bank & Trust	1,266,587	15.08	840,036	10.00
Amegy Bank N.A.	1,720,124	17.26	996,468	10.00
Tier 1 capital (to risk-weighted assets)
The Company	6,946,290	16.13	2,584,613	6.00
Zions First National Bank	1,951,598	13.37	875,549	6.00
California Bank & Trust	1,160,310	13.81	504,021	6.00
Amegy Bank N.A.	1,593,667	15.99	597,881	6.00
Tier 1 capital (to average assets)
The Company	6,946,290	13.40	na	na [1]
Zions First National Bank	1,951,598	11.59	841,812	5.00
California Bank & Trust	1,160,310	10.96	529,209	5.00
Amegy Bank N.A.	1,593,667	14.41	552,911	5.00

[1]	There is no Tier 1 leverage ratio component in the definition of a well capitalized bank holding company.

19. RETIREMENT PLANS
Defined Benefit Plans
Pension: This qualified noncontributory defined benefit plan has been frozen to new participation. No service-related benefits accrue for existing participants except for those with certain grandfathering provisions. Benefits vest under the plan upon completion of five years of vesting service. Plan assets consist principally of corporate equity securities, mutual fund investments, real estate, and fixed income investments. Plan benefits are paid as a lump-sum cash value or an annuity at retirement age. Contributions to the plan are based on actuarial recommendation and pension regulations. Currently, it is expected that no minimum regulatory contributions will be required in 2013 or 2014.

Supplement Retirement: These unfunded nonqualified plans are for certain current and former employees. Each year, Company contributions to these plans are made in amounts sufficient to meet benefit payments to plan participants.

Postretirement Medical/Life: This unfunded health care and life insurance plan provides postretirement medical benefits to certain full-time employees who meet minimum age and service requirements. The plan also provides specified life insurance benefits to certain employees. The plan is contributory with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Plan coverage is provided by self-funding or health maintenance organization options. Our contribution towards the retiree medical premium has been permanently frozen. Retirees pay the difference between the full premium rates and our capped contribution.

Because our contribution rate is capped, there is no effect on the postretirement plan from assumed increases or decreases in health care cost trends. Each year, Company contributions to the plan are made in amounts sufficient to meet the portion of the premiums that are the Company’s responsibility.

The following presents the change in benefit obligation, change in fair value of plan assets, and funded status, of the plans and amounts recognized in the balance sheet as of the measurement date of December 31.

(In thousands)	Pension		Supplemental Retirement		Postretirement
	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$184,141	$165,736	$11,357	$11,230	$1,149	$1,095
Service cost	29	100	—	—	36	32
Interest cost	7,558	8,336	460	558	47	54
Actuarial (gain) loss	9,693	18,773	481	584	(27)	65
Benefits paid	(10,213)	(8,804)	(1,064)	(1,015)	(76)	(97)
Benefit obligation at end of year	191,208	184,141	11,234	11,357	1,129	1,149

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	147,444	160,756	—	—	—	—
Actual return on plan assets	19,851	(4,508)	—	—	—	—
Employer contributions	—	—	1,064	1,015	76	97
Benefits paid	(10,213)	(8,804)	(1,064)	(1,015)	(76)	(97)
Fair value of plan assets at end of year	157,082	147,444	—	—	—	—
Funded status	$(34,126)	$(36,697)	$(11,234)	$(11,357)	$(1,129)	$(1,149)

Amounts recognized in balance sheet:
Liability for pension/postretirement benefits	$(34,126)	$(36,697)	$(11,234)	$(11,357)	$(1,129)	$(1,149)
Accumulated other comprehensive income (loss)	(80,743)	(88,778)	(2,587)	(2,117)	526	830

Accumulated other comprehensive income (loss) consists of:
Net gain (loss)	$(80,743)	$(88,778)	$(2,412)	$(1,817)	$376	$436
Prior service credit (cost)	—	—	(175)	(300)	150	394
	$(80,743)	$(88,778)	$(2,587)	$(2,117)	$526	$830

The liability for pension/postretirement benefits is included in other liabilities in the balance sheet. The accumulated benefit obligation for the pension plan was $191.2 million and $184.1 million at December 31, 2012 and 2011, respectively.

The amounts in accumulated other comprehensive income (loss) at December 31, 2012 expected to be recognized as an expense component of net periodic benefit cost in 2013 for the plans are estimated as follows:

(In thousands)	Pension	Supplemental Retirement	Postretirement

Net gain (loss)	$(8,631)	$1	$75
Prior service credit (cost)	—	(125)	150
	$(8,631)	$(124)	$225

The following presents the components of net periodic benefit cost (credit) for the plans:

(In thousands)	Pension			Supplemental Retirement			Postretirement
	2012	2011	2010	2012	2011	2010	2012	2011	2010

Service cost	$29	$100	$180	$—	$—	$—	$36	$32	$35
Interest cost	7,558	8,336	8,597	460	558	613	47	54	61
Expected return on plan assets	(11,308)	(12,443)	(8,211)
Amortization of net actuarial (gain) loss	9,184	5,290	5,735	(114)	(16)	(19)	(87)	(125)	(149)
Amortization of prior service (credit) cost				124	124	124	(244)	(244)	(243)
Settlement loss				—	—	42
Net periodic benefit cost (credit)	$5,463	$1,283	$6,301	$470	$666	$760	$(248)	$(283)	$(296)

Weighted average assumptions based on the pension plan are the same where applicable for each of the plans and are as follows:

	2012	2011	2010
Used to determine benefit obligation at year-end:
Discount rate	3.75%	4.25%	5.20%
Rate of compensation increase	3.50	3.50	3.50
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.25	5.20	5.60
Expected long-term return on plan assets	8.00	8.00	8.00
Rate of compensation increase	3.50	3.50	3.50

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

Benefit payments to the plans’ participants, which reflect expected future service as appropriate, are estimated as follows for the years succeeding December 31, 2012:

(In thousands)	Pension	Supplemental Retirement	Postretirement

2013	$10,546	$2,079	$87
2014	10,044	878	97
2015	9,726	822	101
2016	9,557	1,068	106
2017	10,160	788	111
Years 2018 - 2022	54,347	3,726	525

We are also obligated under other supplemental retirement plans for certain current and former employees. Our liability for these plans was $6.3 million and $6.2 million at December 31, 2012 and 2011, respectively.

For the pension plan, the investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the plan. Investment objectives have been established by considering the plan’s liquidity needs and time horizon and the fiduciary standards under the Employee Retirement Income Security Act of 1974. The asset allocation strategy is developed to meet the plan’s long-term needs in a manner designed to control volatility and to reflect risk tolerance. Target investment allocation percentages as of December 31, 2012 are 64.5% in equity, 30.5% in fixed income and cash, and 5.0% in real estate assets.

The following presents the fair values of pension plan investments according to the fair value hierarchy described in Note 20, and the weighted average allocations:

(In thousands)	December 31, 2012					December 31, 2011
	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%

Company common stock	$6,890			$6,890	4	$8,091			$8,091	6
Mutual funds:
Equity	4,407			4,407	3	4,803			4,803	3
Debt	6,848			6,848	4	5,899			5,899	4
Insurance company pooled separate accounts:
Equity investments		$85,938		85,938	55		$79,797		79,797	54
Debt investments		27,566		27,566	18		25,979		25,979	18
Real estate		6,875		6,875	4		6,250		6,250	4
Guaranteed deposit account			$13,869	13,869	9			$12,476	12,476	8
Limited partnerships			4,689	4,689	3			4,149	4,149	3
	$18,145	$120,379	$18,558	$157,082	100	$18,793	$112,026	$16,625	$147,444	100

No transfers of assets occurred among Levels 1, 2 or 3 during 2012 or 2011.

The following describes the pension plan investments and the valuation methodologies used to measure their fair value:

Company common stock – Shares of the Company’s common stock are valued at the last reported sales price on the last business day of the plan year in the active market where individual securities are traded.

Mutual funds – These funds are valued at quoted market prices which represent the net asset values of shares held by the plan at year-end.

Insurance company pooled separate accounts – These funds are invested in by more than one investor. They are offered through separate accounts of the trustee’s insurance company and managed by internal and professional advisors. Participation units in these accounts are valued at the net asset value as the practical expedient for fair value as determined by the insurance company. Generally, there are no redemption restrictions for these funds.

Guaranteed deposit account – This account is a group annuity product issued by the trustee’s insurance company with guaranteed crediting rates established at the beginning of each calendar year. The account is stated at book value as determined by the trustee, which approximates fair value. The account is credited with earnings from the underlying investments and charged for participants’ withdrawals and administrative expenses. The underlying investments generally include investment grade public and privately traded debt securities and mortgage loans and, to a lesser extent, real estate and other equity investments. Fair values are estimated under an income approach by discounting expected future cash flows from both investment income and repayment of principal. Market value adjustments are applied at the time of redemption if certain withdrawal limits are exceeded.

Limited partnerships – These partnerships invest in limited partnerships, limited liability companies, or similar investment vehicles that consist of private equity investments in a wide variety of investment types, including venture and growth capital, real estate, energy and natural resources, and other private investments. The plan’s investments are estimated at fair value and determined from the partnerships’ capital account balances for the plan’s proportional interests. The capital accounts are credited with realized and unrealized earnings from the underlying investments and charged for operating expenses and distributions. A variety of methodologies under Level 3 are used to estimate the fair value of underlying investments. These include best estimates of fair value by the general partner, results of any meaningful third party market transactions, consideration of financial condition and operating results of the issuer, estimates of amounts expected to be realized upon sale, and any other factors considered relevant by the general partner. Generally, investments in these partnerships are illiquid and voluntary withdrawal is prohibited.

Shares of Company common stock were 321,964 and 438,617 at December 31, 2012 and 2011, respectively. Dividends received by the plan were approximately $15 thousand in 2012 and $11 thousand in 2011.

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Year Ended December 31,
	2012		2011
(In thousands)	Guaranteed deposit account	Limited partnerships	Guaranteed deposit account	Limited partnerships

Balance at beginning of year	$12,476	$4,149	$10,918	$2,635
Net increases (decreases) included in plan statement of change in net assets available for benefits:
Net appreciation (depreciation) in fair value of investments:
Realized	—	317	—	245
Unrealized	—	(1,264)	—	(161)
Interest and dividends	525	383	635	130
Purchases	868	1,104	923	1,300
Balance at end of year	$13,869	$4,689	$12,476	$4,149

Defined Contribution Plan
Payshelter: This is a 401(k) and employee stock ownership plan under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Matching contributions to participants, which were purchased shares of the Company’s common stock in the open market, amounted to $21.6 million in 2012, $21.0 million in 2011, and $19.3 million in 2010.

The Payshelter plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 6% of eligible compensation based upon the Company’s return on average common equity for the year. For 2012 and 2011, the profit sharing expense was $11.8 million and $11.7 million, respectively, computed at a contribution rate of 2%. For 2010, no profit sharing expense was accrued. The profit sharing contribution to participants consisted of purchased shares of the Company’s common stock in the open market.

20.	FAIR VALUE
Fair Value Measurement
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
Level 1 – Quoted prices in active markets for identical assets or liabilities; includes U.S. Treasury and other U.S. Government and agency securities actively traded in over-the-counter (“OTC”) markets; mutual funds and stock; securities sold, not yet purchased; and certain derivatives.

Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency securities; municipal securities; CDO securities; mutual funds and stock; certain private equity investments; securities sold, not yet purchased; and derivatives.
Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data. This category generally includes municipal securities; certain private equity investments; most CDO securities; and the TRS.
We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for AFS and trading investment securities; private equity investments under the equity method of accounting; securities sold, not yet purchased; and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or fair value accounting or when adjusting carrying values of certain assets or liabilities, including recognition of impairment on assets. This is done primarily for HTM securities; loans held for sale; impaired loans; OREO; private equity investments carried at cost; goodwill; core deposit and other intangibles; other long-lived assets; and for disclosures of certain financial instruments.

Level 3 Valuation Policies and Procedures
Our valuation policies and procedures for Level 3 securities are under the direction of the Securities Valuation and Securitization Oversight Committee (“SOC”) comprised of senior and executive members of management in our investment, financial and accounting operations. The SOC is chaired by our chief financial officer and reports to the Audit Committee of the Board of Directors. The major function of the SOC is to develop, review, and approve for use on a quarterly basis the key model inputs, critical valuation assumptions and proposed discount rates utilized for the valuation of Level 3 securities. The sources of fair value changes are presented to the SOC and attribution analyses are completed when significant changes occur between quarters. SOC procedures require that back testing of certain significant assumptions be provided quarterly. Observers from Risk Management, Internal Audit and other areas attend SOC meetings.

The Model Control Committee (“MCC”) is responsible for model validation and related policies. The MCC is separate from the SOC and is part of the Corporate Risk Management department. MCC members are drawn from quantitative experts throughout the Company. The MCC conducts model validations, including the trust preferred CDO internal model discussed subsequently, and sets policies and procedures for revalidation timing.

Utilization of Third Party Service Providers
We use third party service providers and a licensed internal third party model to estimate fair value for certain of our AFS securities as follows:
For AFS Level 2 securities, we use a third party pricing service to provide pricing, if available, for securities in the following reporting categories: U.S. Treasury, agencies and corporations (except Federal Agricultural Mortgage Corporation (“FAMC”) securities); municipal securities; trust preferred – banks and insurance; and other (including ABS CDOs). At December 31, 2012, the fair value of AFS Level 2 securities for which we obtained pricing from the third party pricing service in these reporting categories amounted to approximately $1.6 billion of the $1.8 billion total of AFS Level 2 securities.
For AFS Level 3 securities, we use other third party service providers to provide pricing, if available, for securities in the following reporting categories: trust preferred – banks and insurance, trust preferred – real estate investment trusts, auction rate, and other (including ABS CDOs). At December 31, 2012, the fair value of

AFS Level 3 securities for which we obtained pricing from these third party service providers in these reporting categories amounted to approximately $59 million of the $1.0 billion total of AFS Level 3 securities. In addition, the fair values for approximately $925 million at December 31, 2012 of our AFS Level 3 securities were determined utilizing a licensed internal third party model. See “Trust preferred CDO internal model” discussed subsequently.
Fair values of the remaining AFS Level 2 and Level 3 securities not valued by pricing from third party services or the licensed internal third party model were determined by us using market corroborative data. At December 31, 2012, the Level 2 securities consisted of approximately $113 million of FAMC securities and $9 million of mutual funds and stock, and the Level 3 securities consisted of $17 million of municipal securities and $4 million of ABS CDOs. Estimation of the fair values of the FAMC securities included the use of a standard mortgage pass-through calculator that incorporates discounted cash flows, while the municipal securities included the use of a standard form discounted cash flow model with certain inputs adjusted for market conditions.
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
For AFS Level 3 securities, SOC procedures call for quarterly comparisons of relevant data assumptions used in the models of the other third party service providers. We evaluate these assumptions for reasonableness and compare them with those used in our internal models. These assumptions include, but are not limited to, discount rates, PDs, loss-given-default rates, over-collateralization levels, and rating transition probability matrices from rating agencies. We also compare the model results and valuations with our information about market trends and trading data. This includes information regarding trading prices, implied discounts, outlier information, valuation assumptions, etc.
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

Trust preferred CDO internal model: A licensed third party cash flow model, which requires the Company to input its own key valuation assumptions, is used to estimate fair values of bank and insurance trust preferred CDOs. We utilize a statistical regression of quarterly regulatory ratios that we have identified as predictive of future bank failures to create a credit-specific PD for each bank issuer. The inputs are updated quarterly to include the most recent available financial ratios and the regression formula is updated periodically to utilize those financial ratios that have best predicted bank failures during this credit cycle (“ratio-based approach”). Our ratio-based approach, while generally referencing trailing quarter regulatory data and ratios, seeks to incorporate the most recent available information.
Approximately 30% of the bank issuers are public companies included in a third party proprietary reduced form model. The model generates PDs using equity valuation-related inputs along with other macro and issuer-specific inputs. We use the higher of the PD from the third party proprietary reduced form model and the ratio-based approach.
For performing collateral, we use a floor PD of 30 basis points (“bps”) for year one for collateral where the higher of the one-year PDs from our ratio based approach and those from the third party proprietary reduced form model would be lower. The short-term 30 bps PD is similar to the PD we would apply if we had direct lending exposures to CDO pool collateral. We use a floor PD of 48 bps each year from years two to five smoothing the step-up to reach a 65 bps minimum PD for year six. We utilize a minimum PD for years six to maturity of 65 bps for bank collateral.
For deferring collateral, effective December 31, 2012 we added to our ratio-based approach a PD overlay model for deferrals. The deferral PD overlay model sorts all deferrals observed within our CDO pools into four “buckets” based on four factors indicative of bank holding company strength at the start of their deferral period. We then assume that the historical failure rate we have observed within our CDO pool for collateral in each bucket will be the future default rate of current deferrals in each bucket. Where the overlay PD of a deferral is higher than the PD identified by our traditional ratio-based PD model, we use the higher overlay PD.
The resulting five-year PDs at December 31, 2012, after adding the PD overlay model, ranged from 100% for the “worst” deferring banks to 12.03% for the “best” deferring banks. The weighted average assumed loss rate on deferring collateral was 49%. At December 31, 2011, we exclusively used the ratio-based PD model and the weighted average assumed loss rate on deferring collateral was 26%. This loss rate is calculated as a percentage of the par amount of deferring collateral within a pool that is expected to default prior to the end of a five-year deferral period. The model includes the expectation that deferrals that do not default will pay their contractually required back interest and return to a current status at the end of five years. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO.
We utilize a present value technique to identify both the OTTI present in the CDO tranches and to estimate fair value. To determine the credit-related portion of OTTI in accordance with applicable accounting guidance, we use the security specific effective interest rate when estimating the present value of cash flows. To estimate fair value, we discount the credit-adjusted cash flow of each CDO tranche at a tranche-specific discount rate which reflects the risk that the actual cash flow may vary from the expected credit-adjusted cash flow for that CDO tranche. This rate is consistent with market participants’ assumptions, which include market illiquidity, and is applied to credit adjusted cash flows. We follow applicable guidance on illiquid markets such that risk premiums should be reflective of an orderly transaction between market participants under current market conditions. Because these securities are not traded on exchanges and trading prices are not posted on the TRACE® system (Trade Reporting and Compliance Engine®), we also seek information from market participants to obtain trade price information.
The discount rate assumption used for valuation purposes for each CDO tranche is derived from trading yields on publicly traded trust preferred securities and projected PDs on the underlying issuers as well as observed trades in our CDO tranches in accordance with applicable accounting guidance. The data set generally includes one or more publicly-traded trust preferred securities in deferral with regard to the payment of current interest and observed trades in our CDO tranches which appeared to be either orderly (that is, not distressed or forced); or whose orderliness could not be definitively refuted. Trading data is generally limited to a single transaction in each of several of our original AAA-rated tranches and several of our original A-rated tranches. The effective yields on the securities are then used to determine a relationship between the effective yield and expected loss. Expected loss for this purpose is a measure of the variability of cash flows from the mean estimate of cash flow. This relationship is then considered along with other third party or market data in order to identify appropriate discount rates to be applied to the CDOs.
Our December 31, 2012, valuations for bank and insurance tranches utilized a discount rate range of LIBOR + 3.75% for the highest quality/most over-collateralized insurance-only tranches and LIBOR + 13.4% for the lowest credit quality tranche, which included bank collateral, in order to reflect market level assumptions for structured finance securities. For tranches that include bank collateral, the discount rate was at least LIBOR + 7.7% for the highest quality/most over-collateralized tranches. These discount rates are applied to already credit-adjusted cash flows for each tranche.
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
At December 31, 2012, the discount rates utilized for fair value purposes for tranches that include bank collateral were:
1)LIBOR + 7.7% to 7.8% and averaged LIBOR + 7.7% for first priority original AAA-rated bonds;
2)LIBOR + 7.7% to 8.0% and averaged LIBOR + 7.7% for lower priority original AAA-rated bonds;
3)LIBOR + 7.8% to 10.8% and averaged LIBOR + 9.2% for original A-rated bonds; and
4)LIBOR + 11.5% to 13.4% and averaged LIBOR + 12.0% for original BBB-rated bonds.
Accordingly, the wide difference between the effective interest rate used in the determination of the credit component of OTTI and the discount rate on the CDOs used in the determination of fair value results in the unrealized losses. The discount rate used for fair value purposes significantly exceeds the effective interest rate for the CDOs. The differences average approximately 700 bps for the original AAA-rated CDO tranches, 750 bps for the original A-rated CDO tranches, and 920 bps for the original BBB-rated CDO tranches. With the exception of certain of the most senior CDOs, most of the principal payments are not expected prior to the final maturity date, which is generally 2029 or later. High market discount rates and the long maturities of the CDO tranches result in full principal repayment contributing little to CDO tranche fair values.
REIT and ABS CDOs – third party models: Certain of these CDOs are fair valued by third party services using their proprietary models. See the previous discussion that describes the procedures we employ to evaluate the fair values from third party services for AFS Level 3 securities. Also see the subsequent discussion regarding key model inputs and assumptions.
Auction Rate Securities
Our market approach methodology includes various data inputs, including AAA municipal and corporate bond yield curves, credit ratings and leverage of each closed-end fund, and market yields for municipal bonds and commercial paper.
Private Equity Investments
Management who are familiar with our private equity investments, including investment officers, controllers, etc., review quarterly the financial statements and other information for each investment. The Other Equity Investments

Committee, consisting of the chief executive officer, the chief financial officer, and the chief investment officer, review periodically for reasonableness the financial information for these investments. This includes oversight of the review of audited financial statements that are available for nearly all of the underlying investments. The amount of unfunded commitments to these partnerships is disclosed in Note 17. Generally, redemption is available annually.
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
Derivatives
Derivatives are fair valued according to their classification as either exchange-traded or OTC. Exchange-traded derivatives consist of forward currency exchange contracts that have been fair valued under Level 1 because they are traded in active markets. OTC derivatives, including those for customers, consist of interest rate swaps and options. These derivatives are fair valued under Level 2 using third party services. Observable market inputs include yield curves (the LIBOR swap curve and applicable basis swap curves), foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as appropriate to the total expected exposure of the derivative. Amounts disclosed in the following schedules differ from the presentation in Note 7 in that they include the foreign currency exchange contracts and are presented net of cash collateral offsets. The estimation of fair value of the TRS is discussed in Note 7.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Those under Level 2 are fair valued similar to trading account investment securities.

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$102,982	$1,692,637		$1,795,619
Municipal securities		59,445	$16,551	75,996
Asset-backed securities:
Trust preferred – banks and insurance		121	949,271	949,392
Trust preferred – real estate investment trusts			16,403	16,403
Auction rate			6,515	6,515
Other (including ABS CDOs)		4,214	15,160	19,374
Mutual funds and other	219,214	8,797		228,011
	322,196	1,765,214	1,003,900	3,091,310
Trading account		28,290		28,290
Other noninterest-bearing investments:
Private equity		5,132	64,223	69,355
Other assets:
Derivatives:
Interest rate related and other		2,850		2,850
Interest rate swaps for customers		79,579		79,579
Foreign currency exchange contracts	4,404			4,404
	4,404	82,429		86,833
	$326,600	$1,881,065	$1,068,123	$3,275,788
LIABILITIES
Securities sold, not yet purchased	$26,735			$26,735
Other liabilities:
Derivatives:
Interest rate related and other		$1,142		1,142
Interest rate swaps for customers		82,926		82,926
Foreign currency exchange contracts	3,159			3,159
Total return swap			$5,127	5,127
	3,159	84,068	5,127	92,354
Other			124	124
	$29,894	$84,068	$5,251	$119,213

(In thousands)	December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$3,103	$1,874,010		$1,877,113
Municipal securities		104,787	$17,381	122,168
Asset-backed securities:
Trust preferred – banks and insurance		354	929,356	929,710
Trust preferred – real estate investment trusts			18,645	18,645
Auction rate			70,020	70,020
Other (including ABS CDOs)		6,826	43,546	50,372
Mutual funds and other	156,829	5,938		162,767
	159,932	1,991,915	1,078,948	3,230,795
Trading account		40,273		40,273
Other noninterest-bearing investments:
Private equity		5,339	62,327	67,666
Other assets:
Derivatives:
Interest rate related and other		9,560		9,560
Interest rate swaps for customers		82,648		82,648
Foreign currency exchange contracts	6,498			6,498
	6,498	92,208		98,706
	$166,430	$2,129,735	$1,141,275	$3,437,440
LIABILITIES
Securities sold, not yet purchased	$13,098	$31,388		$44,486
Other liabilities:
Derivatives:
Interest rate related and other		734		734
Interest rate swaps for customers		87,363		87,363
Foreign currency exchange contracts	6,046			6,046
Total return swap			$5,422	5,422
	6,046	88,097	5,422	99,565
Other			86	86
	$19,144	$119,485	$5,508	$144,137

No transfers of assets or liabilities occurred among Levels 1, 2 or 3 during 2012 or 2011.
Key Model Inputs and Assumptions
Key model unobservable input assumptions used to fair value certain asset-backed securities by class under Level 3 include the following at December 31, 2012:

(Dollars in thousands)	Fair value at December 31, 2012		Valuation approach	Constant default rate (“CDR”)	Loss severity	Prepayment rate
Asset-backed securities:
Trust preferred – predominantly banks	$798,458		Income	Pool specific [3]	100%	Pool specific [7]
Trust preferred – predominantly insurance	256,104		Income	Pool specific [4]	100%	4.5% per year
Trust preferred – individual banks	20,910		Market
	1,075,472	[1]
Trust preferred – real estate investment trusts	16,403		Income	Pool specific [5]	60-100%	0% per year
Other (including ABS CDOs)	26,735	[2]	Income	Collateral specific [6]	57-100%	Collateral weighted average life

1 Includes $949.3 million of AFS securities and $126.2 million of HTM securities.
2 Includes $15.2 million of AFS securities and $11.6 million of HTM securities.
3 CDR ranges: yr 1 – 0.30% to 1.97%; yrs 2-5 – 0.47% to 0.67%; yrs 6 to maturity – 0.58% to 0.68%.
4 CDR ranges: yr 1 – 0.30% to 0.32%; yrs 2-5 – 0.47% to 0.50%; yrs 6 to maturity – 0.50% to 0.54%.
5 CDR ranges: yr 1 – 5.1% to 8.6%; yrs 2-3 – 4.2% to 7.1%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.
6 These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.
7 Constant Prepayment Rate (“CPR”) ranges: 10.0% to 21.24% annually until 2016; 2016 to maturity – 3.0% annually.
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
The following presents the percentage of total fair value of predominantly bank trust preferred CDOs by vintage year (origination date) according to original rating:

(Dollars in thousands)
	Fair value at December 31, 2012	Percentage of total fair value according to original rating			Percentage of total fair value by vintage
Vintage year
		AAA	A	BBB

2001	$49,334	5.0%	1.1%	0.1%	6.2%
2002	198,347	22.1	2.7	—	24.8
2003	299,376	23.9	13.6	—	37.5
2004	152,626	7.2	12.0	—	19.2
2005	13,758	0.8	0.9	—	1.7
2006	50,611	2.4	3.6	0.3	6.3
2007	34,406	4.3	—	—	4.3
	$798,458	65.7%	33.9%	0.4%	100.0%
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Year Ended December 31, 2012
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities
Balance at December 31, 2011	$17,381	$929,356	$18,645	$70,020	$43,546	$62,327	$(5,422)	$(86)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	102	7,126	224	4	232
Dividends and other investment income						10,399
Equity securities gains, net						11,478
Fixed income securities gains (losses), net	9	20,906		4,161	(5,762)
Net impairment losses on investment securities		(96,707)
Other noninterest expense								(38)
Other comprehensive income (loss)	(291)	218,001	(2,466)	1,330	8,343
Purchases						9,043
Sales						(15,872)
Redemptions and paydowns	(650)	(129,411)		(69,000)	(31,199)	(13,152)	295
Balance at December 31, 2012	$16,551	$949,271	$16,403	$6,515	$15,160	$64,223	$(5,127)	$(124)

	Level 3 Instruments
	Year Ended December 31, 2011
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities
Balance at December 31, 2010	$22,289	$1,241,694	$19,165	$109,609	$69,630	$60,654	$(15,925)	$(561)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	237	5,057		11	196
Dividends and other investment income						2,061
Equity securities gains, net						1,393
Fixed income securities gains (losses), net	37	19,972	(3,605)	1,941	(6,918)
Net impairment losses on investment securities		(27,480)	(1,285)		(4,150)
Other noninterest expense								475
Other comprehensive income (loss)	(1,762)	(161,012)	4,908	(381)	8,799
Purchases						10,133
Sales	(895)	(72,881)	(538)	(135)	(19,310)	(10,903)
Redemptions and paydowns	(2,525)	(75,994)		(41,025)	(4,701)	(1,011)	10,503
Balance at December 31, 2011	$17,381	$929,356	$18,645	$70,020	$43,546	$62,327	$(5,422)	$(86)

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses):

(In thousands)	Year Ended December 31,
	2012	2011

Dividends and other investment income	$1,635	$704
Equity securities gains (losses), net	10,359	(2,595)
Fixed income securities gains, net	19,314	11,427
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis:

(In thousands)	Fair value at December 31, 2012				Gains (losses) from fair value changes Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$23,524	$23,524	$(7,423)
Impaired loans	—	3,789	—	3,789	(4,300)
Private equity investments, carried at cost	—	—	13,520	13,520	(2,176)
Other real estate owned	—	58,954	—	58,954	(20,641)
	$—	$62,743	$37,044	$99,787	$(34,540)

(In thousands)	Fair value at December 31, 2011				Gains (losses) from fair value changes Year Ended December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$8,308	$8,308	$(769)
Impaired loans	—	3,615	—	3,615	(10,358)
Private equity investments, carried at cost	—	—	10,054	10,054	(1,923)
Other real estate owned	—	74,511	—	74,511	(48,177)
	$—	$78,126	$18,362	$96,488	$(61,227)

HTM securities adjusted for OTTI were fair valued according to the methodology discussed elsewhere herein. Private equity investments carried at cost were fair valued according to the methodology discussed previously under Private Equity Investments. In previous reporting periods, the disclosure of private equity investments carried at cost was included with the private equity investments under the equity method of accounting. This revised disclosure had no effect on the Company’s financial statements or results of operations in the prior year. The amounts of other noninterest-bearing investments, including private equity investments, carried at cost were $786.1 million and $797.6 million at December 31, 2012 and 2011, respectively.

We recognized net gains of $15.3 million in 2012 and $17.9 million in 2011 from the sale of OREO properties that had a carrying value at the time of sale of approximately $163.3 million in 2012 and $276 million in 2011. Previous to their sale in these years, we recognized impairment on these properties of $2.7 million in 2012 and $30.5 million in 2011.

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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	December 31, 2012		December 31, 2011
(In thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
HTM investment securities	$756,909	$674,741	$807,804	$729,974
Loans and leases (including loans held for sale), net of allowance	37,020,811	37,024,198	36,407,814	36,120,552
Financial liabilities:
Time deposits	2,962,931	2,988,714	3,413,550	3,444,189
Foreign deposits	1,804,060	1,803,625	1,575,361	1,574,271
Other short-term borrowings	5,409	5,421	70,273	70,387
Long-term debt (less fair value hedges)	2,329,323	2,636,422	1,943,618	2,225,078
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
The fair value of loans is estimated according to their status as nonimpaired or impaired. For nonimpaired loans, the fair value is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are derived from the methods used to estimate the ALLL for our loan portfolio and are adjusted quarterly as necessary to reflect the most recent loss experience. Impaired loans are already considered to be held at fair value, except those whose fair value is determined by discounting cash flows, as discussed previously. See Impaired Loans in Note 6 for details on the impairment measurement method for impaired loans. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio. Accordingly, our estimates of fair value for loans are categorized as Level 3.
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

21.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of December 31, 2012, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank financial service subsidiaries, TCBO, and eliminations of transactions between segments.

The Parent’s financial statements in Note 23 provide more information about the Parent’s activities. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.

ZMSC provides internal technology and operational services to affiliated operating businesses of the Company. ZMSC charges most of its costs to the affiliates on an approximate break-even basis. As a result, the impact of ZMSC’s operations on a net basis has not been significant to the operating amounts in the Other segment.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

The following is a summary of selected operating segment information.

(In millions)	Zions Bank			CB&T					Amegy
	2012	2011	2010	2012		2011	2010		2012		2011		2010
CONDENSED INCOME STATEMENT
Net interest income	$657.1	$683.3	$707.1	$466.7	—	$506.9	$493.2	—	$371.5	—	$391.2	—	$399.9
Provision for loan losses	88.3	128.3	350.6	(7.9)	—	(9.5)	149.9	—	(63.9)	—	(37.4)	—	119.3
Net interest income after provision for loan losses	568.8	555.0	356.5	474.6		516.4	343.3		435.4		428.6		280.6
Net impairment losses on investment securities	(3.2)	(0.3)	—	—	—	(0.5)	—	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	(54.8)	(9.2)	—	(43.9)	—	—	—	—	—	—	—
Other noninterest income	221.4	219.2	211.5	75.3	—	105.4	102.7	—	156.1	—	138.4	—	135.4
Noninterest expense	493.1	547.4	576.8	330.2	—	355.0	346.9	—	340.2	—	324.9	—	334.3
Income (loss) before income taxes	293.9	226.5	(63.6)	210.5	—	222.4	99.1	—	251.3	—	242.1	—	81.7
Income tax expense (benefit)	104.6	76.0	(15.3)	83.4	—	88.0	40.3	—	84.6	—	80.5	—	23.1
Net income (loss)	$189.3	$150.5	$(48.3)	$127.1		$134.4	$58.8		$166.7		$161.6		$58.6
YEAR-END BALANCE SHEET DATA
Total assets	$17,930	$17,531	$16,157	$11,069	—	$10,894	$10,766	—	$13,119	—	$12,282	—	$11,406
Cash and due from banks	650	416	313	205		175	129		754		406		379
Money market investments	2,855	2,198	551	1,449		1,090	842		2,308		2,222		1,725
Total securities	1,273	1,460	1,695	350		335	402		439		475		603
Total loans	12,490	12,751	12,898	8,259	—	8,392	8,444	—	8,450	—	8,031	—	7,549
Total deposits	15,575	14,905	13,631	9,483	—	9,192	9,219	—	10,706	—	9,731	—	8,906
Shareholder’s equity:
Preferred equity	280	480	480	162	—	262	262	—	251	—	488	—	488
Common equity	1,519	1,379	1,269	1,322	—	1,270	1,174	—	1,725	—	1,630	—	1,493
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,799	1,859	1,749	1,484	—	1,532	1,436	—	1,976	—	2,118	—	1,981

(In millions)	NBA					NSB				Vectra
	2012		2011	2010		2012		2011	2010	2012	2011	2010
CONDENSED INCOME STATEMENT
Net interest income	$167.7	—	$172.1	$177.3	—	$123.4	—	$135.0	$138.4	$108.7	$104.3	$108.5
Provision for loan losses	(0.6)	—	9.6	53.4	—	(9.6)	—	(38.3)	133.3	7.0	14.0	28.2
Net interest income after provision for loan losses	168.3		162.5	123.9		133.0		173.3	5.1	101.7	90.3	80.3
Net impairment losses on investment securities	—	—	—	—	—	—	—	—	—	(0.6)	(0.8)	(1.3)
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—	—	—	(28.9)	—
Other noninterest income	32.1	—	34.4	33.0	—	33.7	—	37.4	38.4	25.3	21.7	29.5
Noninterest expense	152.5	—	154.7	169.9	—	133.6	—	139.3	152.0	98.3	100.7	92.5
Income (loss) before income taxes	47.9	—	42.2	(13.0)	—	33.1	—	71.4	(108.5)	28.1	(18.4)	16.0
Income tax expense (benefit)	17.0	—	16.7	(5.1)	—	11.3	—	24.8	(38.2)	9.2	(8.3)	9.4
Net income (loss)	$30.9		$25.5	$(7.9)		$21.8		$46.6	$(70.3)	$18.9	$(10.1)	$6.6
YEAR-END BALANCE SHEET DATA
Total assets	$4,575	—	$4,485	$4,397	—	$4,061	—	$4,100	$4,017	$2,511	$2,341	$2,299
Cash and due from banks	86		71	48		59		73	34	58	55	37
Money market investments	385		604	548		1,031		905	929	31	52	104
Total securities	263		271	243		742		748	559	187	227	267
Total loans	3,604	—	3,304	3,277	—	2,100	—	2,235	2,399	2,128	1,914	1,812
Total deposits	3,874	—	3,731	3,696	—	3,604	—	3,546	3,424	2,164	2,004	1,923
Shareholder’s equity:
Preferred equity	180	—	305	305	—	140	—	260	360	70	70	70
Common equity	399	—	350	322	—	298	—	273	225	224	200	200
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	579	—	655	627	—	438	—	533	585	294	270	270

(In millions)	TCBW				Other			Consolidated Company
	2012	2011	2010		2012	2011	2010	2012	2011	2010
CONDENSED INCOME STATEMENT
Net interest income	$27.4	$29.6	$29.4	—	$(190.6)	$(266.2)	$(339.5)	$1,731.9	$1,756.2	$1,714.3
Provision for loan losses	0.4	7.8	17.4	—	0.5	—	0.6	14.2	74.5	852.7
Net interest income after provision for loan losses	27.0	21.8	12.0		(191.1)	(266.2)	(340.1)	1,717.7	1,681.7	861.6
Net impairment losses on investment securities	—	—	(0.7)	—	(100.3)	(32.1)	(83.4)	(104.1)	(33.7)	(85.4)
Loss on sale of investment securities to Parent	—	(4.8)	—	—	9.2	77.6	54.8	—	—	—
Other noninterest income	3.8	3.5	3.2	—	(23.7)	(28.1)	(14.7)	524.0	531.9	539.0
Noninterest expense	18.9	16.7	15.6	—	29.2	19.9	30.3	1,596.0	1,658.6	1,718.3
Income (loss) before income taxes	11.9	3.8	(1.1)	—	(335.1)	(268.7)	(413.7)	541.6	521.3	(403.1)
Income tax expense (benefit)	4.0	1.1	(0.6)	—	(120.7)	(80.2)	(120.4)	193.4	198.6	(106.8)
Net income (loss)	$7.9	$2.7	$(0.5)	—	$(214.4)	$(188.5)	$(293.3)	$348.2	$322.7	$(296.3)
YEAR-END BALANCE SHEET DATA
Total assets	$961	$874	$850	—	$1,286	$642	$1,143	$55,512	$53,149	$51,035
Cash and due from banks	22	28	11		8	—	(27)	1,842	1,224	924
Money market investments	251	143	110		444	(91)	(103)	8,754	7,123	4,706
Total securities	104	126	144		519	437	1,182	3,877	4,079	5,095
Total loans	571	562	572	—	63	69	(121)	37,665	37,258	36,830
Total deposits	791	693	662	—	(64)	(926)	(526)	46,133	42,876	40,935
Shareholder’s equity:
Preferred equity	3	15	15	—	42	497	77	1,128	2,377	2,057
Common equity	82	75	69	—	(645)	(569)	(161)	4,924	4,608	4,591
Noncontrolling interests	—	—	—	—	(3)	(2)	(1)	(3)	(2)	(1)
Total shareholder’s equity	85	90	84	—	(606)	(74)	(85)	6,049	6,983	6,647

22. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Financial information by quarter for 2012 and 2011 is as follows:

(In thousands, except per share amounts)	Quarters
	First	Second	Third	Fourth	Year
2012:
Gross interest income	$518,877	$512,588	$509,000	$498,257	$2,038,722
Net interest income	437,478	426,344	438,161	429,957	1,731,940
Provision (credit) for loan losses	15,664	10,853	(1,889)	(10,401)	14,227
Noninterest income:
Net impairment losses on investment securities	(10,209)	(7,308)	(2,736)	(83,808)	(104,061)
Investment securities gains, net	9,865	5,626	5,729	9,577	30,797
Other noninterest income	112,164	130,347	122,233	128,390	493,134
Noninterest expense	392,372	401,656	394,975	407,014	1,596,017
Income before income taxes	141,262	142,500	170,301	87,503	541,566
Net income	89,403	91,464	109,597	57,686	348,150
Net income applicable to controlling interest	89,676	91,737	109,851	58,252	349,516
Preferred stock dividends	(64,187)	(36,522)	(47,529)	(22,647)	(170,885)
Net earnings applicable to common shareholders	25,489	55,215	62,322	35,605	178,631

Net earnings per common share:
Basic	$0.14	$0.30	$0.34	$0.19	$0.97
Diluted	0.14	0.30	0.34	0.19	0.97

2011:
Gross interest income	$548,854	$554,434	$550,062	$535,231	$2,188,581
Net interest income	420,318	411,940	466,261	457,666	1,756,185
Provision for loan losses	60,045	1,345	14,568	(1,426)	74,532
Noninterest income:
Net impairment losses on investment securities	(3,105)	(5,158)	(13,334)	(12,086)	(33,683)
Investment securities gains (losses), net	838	(4,032)	18,324	3,249	18,379
Other noninterest income	139,948	141,771	120,386	111,383	513,488
Noninterest expense	408,330	416,241	409,003	424,990	1,658,564
Income before income taxes	89,624	126,935	168,066	136,648	521,273
Net income	52,591	72,610	108,718	88,771	322,690
Net income applicable to controlling interest	52,817	72,875	109,093	89,019	323,804
Preferred stock dividends	(38,050)	(43,837)	(43,928)	(44,599)	(170,414)
Net earnings applicable to common shareholders	14,767	29,038	65,165	44,420	153,390

Net earnings per common share:
Basic	$0.08	$0.16	$0.35	$0.24	$0.83
Diluted	0.08	0.16	0.35	0.24	0.83

Certain amounts have been changed from previously filed Form 10-Qs for 2012 and 2011 and the Form 10-K for 2011, which related primarily to gross and net interest income and noninterest income. The changes were due to reclassifications between interest and fees on loans and other service charges, commission and fees. See discussion in Note 1.

23.	PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(In thousands)	December 31,
	2012	2011
ASSETS
Cash and due from banks	$2,001	$11
Interest-bearing deposits	75,808	956,476
Security resell agreements	575,000	—
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $22,112 and $13,019)	22,679	20,118
Available-for-sale, at fair value	461,665	382,880
Loans, net of unearned fees of $0 and $0 and allowance for loan losses of $23 and $33	1,277	1,495
Other noninterest-bearing investments	50,799	52,903
Investments in subsidiaries:
Commercial banks and bank holding company	6,668,881	7,070,620
Other operating companies	36,516	45,043
Nonoperating – ZMFU II, Inc.[1]	43,012	92,751
Receivables from subsidiaries:
Other	—	190
Other assets	311,093	285,971
	$8,248,731	$8,908,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$106,159	$104,829
Commercial paper:
Due to affiliates	—	45,995
Due to others	—	3,063
Other short-term borrowings:
Due to affiliates	—	5
Due to others	4,951	66,883
Subordinated debt to affiliated trusts	309,278	309,278
Long-term debt:
Due to affiliates	—	53
Due to others	1,776,274	1,393,044
Total liabilities	2,196,662	1,923,150
Shareholders’ equity:
Preferred stock	1,128,302	2,377,560
Common stock	4,166,109	4,163,242
Retained earnings	1,203,815	1,036,590
Accumulated other comprehensive loss	(446,157)	(592,084)
Total shareholders’ equity	6,052,069	6,985,308
	$8,248,731	$8,908,458

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

CONDENSED STATEMENTS OF INCOME

(In thousands)	Year Ended December 31,
	2012	2011	2010
Interest income:
Commercial bank subsidiaries	$836	$2,519	$5,665
Other subsidiaries and affiliates	386	63	69
Other loans and securities	18,993	13,640	14,450
Total interest income	20,215	16,222	20,184
Interest expense:
Affiliated trusts	24,053	24,027	24,032
Other borrowed funds	195,195	274,843	363,981
Total interest expense	219,248	298,870	388,013
Net interest loss	(199,033)	(282,648)	(367,829)
Provision for loan losses	(10)	(38)	(41)
Net interest loss after provision for loan losses	(199,023)	(282,610)	(367,788)

Other income:
Dividends from consolidated subsidiaries:
Commercial banks and bank holding company	246,606	71,350	—
Other operating companies	5,440	14,151	450
Nonoperating – ZMFU II, Inc.	50,000	—	—
Equity and fixed income securities gains, net	86	426	386
Net impairment losses on investment securities	(74,153)	(26,810)	(70,306)
Other income (loss)	(6,562)	4,203	(3,802)
	221,417	63,320	(73,272)
Expenses:
Salaries and employee benefits	20,507	19,033	14,720
Other operating expenses	395	4,176	11,465
	20,902	23,209	26,185
Income (loss) before income taxes and undistributed income/loss of consolidated subsidiaries	1,492	(242,499)	(467,245)
Income taxes (benefit)	(108,541)	(104,395)	(141,983)
Income (loss) before equity in undistributed income/loss of consolidated subsidiaries	110,033	(138,104)	(325,262)
Equity in undistributed income (loss) of consolidated subsidiaries:
Commercial banks and bank holding company	304,559	488,806	34,820
Other operating companies	(15,561)	(27,687)	(3,271)
Nonoperating – ZMFU II, Inc.	(49,515)	789	985
Net income (loss)	349,516	323,804	(292,728)
Preferred stock dividends	(170,885)	(170,414)	(122,884)
Preferred stock redemption	—	—	3,107
Net earnings (loss) applicable to common shareholders	$178,631	$153,390	$(412,505)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$349,516	$323,804	$(292,728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed net income of consolidated subsidiaries	(239,483)	(461,908)	(32,534)
Net impairment losses on investment securities	74,153	26,810	70,306
Other, net	4,376	27,505	(2,699)
Net cash provided by (used in) operating activities	188,562	(83,789)	(257,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits	305,668	(408,811)	(7,791)
Collection of advances to subsidiaries	23,190	6,425	2,900
Advances to subsidiaries	(23,000)	(6,250)	(2,000)
Proceeds from sales and maturities investment securities	5,433	1,259,262	23,218
Purchases of investment securities	(3,980)	(575,887)	(807,441)
Decrease (increase) of investment in subsidiaries	764,290	113,834	(141,550)
Other, net	3,814	9,642	29,549
Net cash provided by (used in) investing activities	1,075,415	398,215	(903,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term funds borrowed	(110,995)	(165,500)	113,108
Proceeds from issuance of long-term debt	757,610	101,821	255,845
Repayments of long-term debt	(372,312)	(117,975)	(72,923)
Proceeds from issuance of preferred stock	141,342	—	138,657
Proceeds from issuance of common stock and warrants	1,898	25,686	838,488
Cash paid for preferred stock redemption	(1,542,500)	—	—
Dividends paid on preferred stock	(126,189)	(148,774)	(102,666)
Dividends paid on common stock	(7,392)	(7,361)	(6,650)
Other, net	(3,449)	(4,160)	(3,495)
Net cash provided by (used in) financing activities	(1,261,987)	(316,263)	1,160,364
Net increase (decrease) in cash and due from banks	1,990	(1,837)	(406)
Cash and due from banks at beginning of year	11	1,848	2,254
Cash and due from banks at end of year	$2,001	$11	$1,848

The Parent paid interest of $124.1 million in 2012, $126.7 million in 2011, and $147.2 million in 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 94 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 95.

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
EQUITY COMPENSATION PLAN INFORMATION
The following schedule provides information as of December 31, 2012 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders

Zions Bancorporation 2005 Stock Option and Incentive Plan	5,579,578	$37.81	7,547,209

Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan	60,000	53.18	—

Zions Bancorporation Key Employee Incentive Stock Option Plan	2,638	56.59	—

Total	5,642,216		7,547,209

[1]
The schedule does not include information for equity compensation plans assumed by the Company in mergers. A total of 320,109 shares of common stock with a weighted average exercise price of $54.62 were issuable upon exercise of options granted under plans assumed in mergers and outstanding as of December 31, 2012. The Company cannot grant additional awards under these assumed plans. Column (a) also excludes 851,236 shares of unvested restricted stock and 822,753 restricted stock units (each unit representing the right to one share of common stock).

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

Consolidated balance sheets – December 31, 2012 and 2011
Consolidated statements of income – Years ended December 31, 2012, 2011 and 2010
Consolidated statements of comprehensive income – Years ended December 31, 2012, 2011 and 2010
Consolidated statements of changes in shareholders’ equity – Years ended December 31, 2012, 2011 and 2010
Consolidated statements of cash flows – Years ended December 31, 2012, 2011 and 2010
Notes to consolidated financial statements – December 31, 2012

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
*

3.14
Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation with respect to the Series G Fixed/Floating-Rate Non-Cumulative Perpetual Preferred Stock, dated February 5, 2013, incorporated by reference to Exhibit 3.1 of Form 8-K filed February 7, 2013.
*

3.15	Restated Bylaws of Zions Bancorporation dated November 8, 2011, incorporated by reference to Exhibit 3.13 of Form 10-Q for the quarter ended September 30, 2011.	*

4.1
Senior Debt Indenture dated September 10, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to senior debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2011.
*

4.2
Subordinated Debt Indenture dated September 10, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to subordinated debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form 10-K for the year ended December 31, 2011.
*

Exhibit Number	Description

4.3
Junior Subordinated Indenture dated August 21, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to junior subordinated debentures of Zions Bancorporation, incorporated by reference to Exhibit 4.3 of Form 10-K for the year ended December 31, 2011.
*

4.4	Warrant to purchase up to 5,789,909 shares of Common Stock, issued on November 14, 2008, incorporated by reference to Exhibit 4.2 of Form 8-K filed November 17, 2008.	*

4.5	Warrant Agreement, between Zions Bancorporation and Zions First National Bank, and Warrant Certificate, incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended September 30, 2010.	*

10.1	Zions Bancorporation 2009-2011 Value Sharing Plan, incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2009.	*

10.2	Zions Bancorporation 2011-2013 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-K for the year ended December 31, 2011.	*

10.3	Zions Bancorporation 2012-2014 Value Sharing Plan (filed herewith).

10.4	2012 Management Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2012.	*

10.5	Zions Bancorporation Second Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2008.	*

10.6	Zions Bancorporation Third Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.7 of Form 10-K for the year ended December 31, 2008.	*

10.7	Fifth Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2008.	*

10.8	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2008.	*

10.9
Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002 (filed herewith).

10.10
Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2010.
*

10.11	Amendment to Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006 (filed herewith).

10.12	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006 (filed herewith).

10.13	Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006 (filed herewith).

Exhibit Number	Description

10.14
Third Amendment to the Zions Bancorporation Deferred Compensation Plans Master Trust agreement between Zions Bancorporation and Fidelity Management Trust Company, dated June 13, 2012, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2012.
*

10.15
Zions Bancorporation Restated Pension Plan effective January 1, 2002, including amendments adopted through December 31, 2010, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2010.
*

10.16	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 2008.	*

10.17
Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 1, 2002, including amendments adopted thru December 31, 2010, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2010.
*

10.18	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated November 14, 2012 (filed herewith).

10.19	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006 (filed herewith).

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
*

10.23	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2009.	*

10.24	Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2007.	*

10.25	Amended and Restated Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2012.	*

10.26	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2012.	*

10.27	Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2012.	*

Exhibit Number	Description

10.28	Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2012.	*

10.29
Standard Directors Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.29 of Form 10-K for the year ended December 31, 2010.
*

10.30
Standard Directors Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2009.
*

10.31
Standard Directors Restricted Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2011.
*

10.32	Standard Salary Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed December 28, 2009.	*

10.33
Standard Deferred Salary Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.31 of Form 10-K for the year ended December 31, 2010.
*

10.34
Standard 2012 Deferred Salary Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.31 of Form 10-K for the year ended December 31, 2011.
*

10.35
Amegy Bancorporation (formerly Southwest Bancorporation of Texas, Inc.) 1996 Stock Option Plan, as amended and restated as of June 4, 2002, incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2007.
*

10.36	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.47 of Form 10-K for the year ended December 31, 2009.	*

10.37	Form of Change in Control Agreement between the Company and Certain Executive Officers (filed herewith).

10.38	Form of Change in Control Agreement between the Company and Scott J. McLean, incorporated by reference to Exhibit 10.48 of Form 10-K for the year ended December 31, 2007.	*

10.39	Addendum to Change in Control Agreement, incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2008.	*

10.40	Form of Change in Control Agreement between the Company and Kenneth E. Peterson, incorporated by reference to Exhibit 10.37 of Form 10-K for the year ended December 31, 2010.	*

10.41	Form of Change in Control Agreement between the Company and Dallas E. Haun, dated May 23, 2008, incorporated by reference to Exhibit 10.52 of Form 10-K filed December 31, 2008.	*

10.42
Stock Purchase and Shareholder Agreement dated June 1, 2004 among Welman Holdings, Inc., the Company, Zions First National Bank and PSC Wealth Management, LLC, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2010.
*

Exhibit Number	Description

10.43	Employment Agreement between the Company and Dallas Haun, incorporated by reference to Exhibit 10.53 of Form 10-K for the year ended December 31, 2007.	*

10.44	Employment agreement between the Company and Kenneth E. Peterson, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2010.	*

10.45
Form of TARP agreement signed by all Named Executive Officers for 2008, 2009, 2010, 2011, and 2012, other then Kenneth E. Peterson, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2012.
*

10.46	Performance stock agreement between Zions Bancorporation and Scott McLean, dated August 15, 2008, incorporated by reference to Exhibit 10.51 of Form 10-K filed December 31, 2008.	*

12	Ratio of Earnings to Fixed Charges (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011, and December 31, 2010 and (vi) the Notes to Consolidated Financial Statements (furnished herewith).

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

February 28, 2013    ZIONS BANCORPORATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 28, 2013

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