Form 10-Q
period 2013-03-31
ZIONS BANCORPORATION /UT/
filed 2013-05-09
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 30, 2013	184,249,786 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$928,817	$1,841,907
Money market investments:
Interest-bearing deposits	5,785,268	5,978,978
Federal funds sold and security resell agreements	2,340,177	2,775,354
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $684,668 and $674,741)	736,158	756,909
Available-for-sale, at fair value	3,287,844	3,091,310
Trading account, at fair value	28,301	28,290
	4,052,303	3,876,509

Loans held for sale	161,559	251,651
Loans, net of unearned income and fees:
Loans and leases	37,284,694	37,137,006
FDIC-supported loans	477,725	528,241
	37,762,419	37,665,247
Less allowance for loan losses	841,781	896,087
Loans, net of allowance	36,920,638	36,769,160

Other noninterest-bearing investments	855,388	855,462
Premises and equipment, net	706,746	708,882
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	47,000	50,818
Other real estate owned	89,904	98,151
Other assets	1,208,635	1,290,917
	$54,110,564	$55,511,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$17,311,150	$18,469,458
Interest-bearing:
Savings and money market	22,760,397	22,896,624
Time	2,889,903	2,962,931
Foreign	1,528,745	1,804,060
	44,490,195	46,133,073

Securities sold, not yet purchased	1,662	26,735
Federal funds purchased and security repurchase agreements	325,107	320,478
Other short-term borrowings	—	5,409
Long-term debt	2,352,569	2,337,113
Reserve for unfunded lending commitments	100,455	106,809
Other liabilities	489,923	533,660
Total liabilities	47,759,911	49,463,277

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,301,289	1,128,302
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 184,246,471 and 184,199,198 shares	4,170,888	4,166,109
Retained earnings	1,290,131	1,203,815
Accumulated other comprehensive income (loss)	(406,903)	(446,157)
Controlling interest shareholders’ equity	6,355,405	6,052,069
Noncontrolling interests	(4,752)	(3,428)
Total shareholders’ equity	6,350,653	6,048,641
	$54,110,564	$55,511,918
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2013	2012
Interest income:
Interest and fees on loans	$453,433	$481,794
Interest on money market investments	5,439	4,628
Interest on securities:
Held-to-maturity	7,974	8,959
Available-for-sale	17,712	23,158
Trading account	190	338
Total interest income	484,748	518,877
Interest expense:
Interest on deposits	15,642	23,413
Interest on short-term borrowings	92	779
Interest on long-term debt	50,899	57,207
Total interest expense	66,633	81,399
Net interest income	418,115	437,478
Provision for loan losses	(29,035)	15,664
Net interest income after provision for loan losses	447,150	421,814
Noninterest income:
Service charges and fees on deposit accounts	43,580	43,532
Other service charges, commissions and fees	42,731	39,047
Trust and wealth management income	6,994	6,374
Capital markets and foreign exchange	7,486	5,734
Dividends and other investment income	12,724	9,480
Loan sales and servicing income	10,951	8,352
Fair value and nonhedge derivative loss	(5,445)	(4,400)
Equity securities gains, net	2,832	9,145
Fixed income securities gains, net	3,299	720
Impairment losses on investment securities:
Impairment losses on investment securities	(31,493)	(18,273)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	21,376	8,064
Net impairment losses on investment securities	(10,117)	(10,209)
Other	6,184	4,045
Total noninterest income	121,219	111,820
Noninterest expense:
Salaries and employee benefits	229,789	224,634
Occupancy, net	27,389	27,951
Furniture and equipment	26,074	26,792
Other real estate expense	1,977	7,810
Credit-related expense	10,482	13,485
Provision for unfunded lending commitments	(6,354)	(3,704)
Legal and professional services	10,471	11,096
Advertising	5,893	5,807
FDIC premiums	9,711	10,919
Amortization of core deposit and other intangibles	3,819	4,291
Other	78,097	63,291
Total noninterest expense	397,348	392,372
Income before income taxes	171,021	141,262
Income taxes	60,634	51,859
Net income	110,387	89,403
Net loss applicable to noncontrolling interests	(336)	(273)
Net income applicable to controlling interest	110,723	89,676
Preferred stock dividends	(22,399)	(64,187)
Net earnings applicable to common shareholders	$88,324	$25,489
Weighted average common shares outstanding during the period:
Basic shares	183,396	182,798
Diluted shares	183,655	182,964
Net earnings per common share:
Basic	$0.48	$0.14
Diluted	0.48	0.14
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012

Net income	$110,387	$89,403
Other comprehensive income (loss), net of tax:
Net realized and unrealized holding gains on investments	48,796	22,614
Reclassification for net losses on investments included in earnings	3,962	5,798
Noncredit-related impairment losses on securities not expected to be sold	(12,754)	(4,980)
Accretion of securities with noncredit-related impairment losses not expected to be sold	209	165
Net unrealized losses on derivative instruments	(959)	(3,080)
Other comprehensive income	39,254	20,517
Comprehensive income	149,641	109,920
Comprehensive loss applicable to noncontrolling interests	(336)	(273)
Comprehensive income applicable to controlling interest	$149,977	$110,193
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2012	$1,128,302	184,199,198	$4,166,109	$1,203,815	$(446,157)	$(3,428)	$6,048,641
Net income (loss) for the period				110,723		(336)	110,387
Other comprehensive income					39,254		39,254
Issuance of preferred stock	171,827		(3,076)				168,751
Subordinated debt converted to preferred stock	1,160		(169)				991
Net activity under employee plans and related tax benefits		47,273	7,438				7,438
Dividends on preferred stock				(22,399)			(22,399)
Dividends on common stock, $0.01 per share				(1,833)			(1,833)
Change in deferred compensation				(175)			(175)
Other changes in noncontrolling interests			586			(988)	(402)
Balance at March 31, 2013	$1,301,289	184,246,471	$4,170,888	$1,290,131	$(406,903)	$(4,752)	$6,350,653

Balance at December 31, 2011	$2,377,560	184,135,388	$4,163,242	$1,036,590	$(592,084)	$(2,080)	$6,983,228
Net income (loss) for the period				89,676		(273)	89,403
Other comprehensive income					20,517		20,517
Preferred stock redemption	(700,000)						(700,000)
Subordinated debt converted to preferred stock	34,839		(5,065)				29,774
Net activity under employee plans and related tax benefits		92,790	4,345				4,345
Dividends on preferred stock	25,234			(64,187)			(38,953)
Dividends on common stock, $0.01 per share				(1,843)			(1,843)
Change in deferred compensation				289			289
Other changes in noncontrolling interests						18	18
Balance at March 31, 2012	$1,737,633	184,228,178	$4,162,522	$1,060,525	$(571,567)	$(2,335)	$6,386,778
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$110,387	$89,403
Adjustments to reconcile net income to net cash provided by operating activities:
Net impairment losses on investment securities	10,117	10,209
Provision for credit losses	(35,389)	11,960
Depreciation and amortization	46,233	57,143
Deferred income tax expense	1,282	19,685
Net decrease (increase) in trading securities	(11)	21,240
Net decrease in loans held for sale	89,996	20,913
Net write-downs of and gains/losses from sales of other real estate owned	53	7,832
Change in other liabilities	(48,477)	(18,799)
Change in other assets	51,580	50,425
Other, net	(15,505)	(21,916)
Net cash provided by operating activities	210,266	248,095

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	628,887	(558,979)
Proceeds from maturities and paydowns of investment securities held-to-maturity	53,612	20,579
Purchases of investment securities held-to-maturity	(45,800)	(9,277)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	359,223	440,982
Purchases of investment securities available-for-sale	(486,975)	(406,303)
Proceeds from sales of loans and leases	6,011	26,309
Net loan and lease collections (originations)	(134,837)	415,411
Net decrease in other noninterest-bearing investments	7,388	5,729
Net purchases of premises and equipment	(15,800)	(15,162)
Proceeds from sales of other real estate owned	27,974	39,399
Net cash paid for divestitures	—	(22,568)
Net cash provided by (used in) investing activities	399,683	(63,880)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,642,878)	252,837
Net change in short-term funds borrowed	(25,853)	(168,831)
Proceeds from issuance of long-term debt	19,362	332,750
Repayments of long-term debt	(18,398)	(141)
Cash paid for preferred stock redemption	—	(700,000)
Proceeds from issuances of common and preferred stock	169,399	342
Dividends paid on common and preferred stock	(24,232)	(40,796)
Other, net	(439)	(2,540)
Net cash used in financing activities	(1,523,039)	(326,379)
Net decrease in cash and due from banks	(913,090)	(142,164)
Cash and due from banks at beginning of period	1,841,907	1,224,350
Cash and due from banks at end of period	$928,817	$1,082,186

Cash paid for interest	$62,131	$62,789
Net cash paid (refund received) for income taxes	3,565	(21,668)
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. References to GAAP, including standards promulgated by the Financial Accounting Standards Board (“FASB”), are made according to sections of the Accounting Standards Codification (“ASC”) and to Accounting Standards Updates (“ASU”). Certain prior period amounts have been reclassified to conform to the current period presentation.

Operating results for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2012 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2012 Annual Report on Form 10-K.

The Company provides a full range of banking and related services through subsidiary banks in ten Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). The Parent and its subsidiary banks also own and operate certain nonbank subsidiaries that engage in financial services.

2.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Three Months Ended March 31,
	2013	2012

Loans transferred to other real estate owned	$23,442	$52,575
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	169	5,065
Subordinated debt converted to preferred stock	991	29,774

3.	CASH AND MONEY MARKET INVESTMENTS
Effective January 1, 2013, we adopted ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limited the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. This new guidance under ASC 210, Balance Sheet, applies to the offsetting of derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase (or resell) agreements, and securities borrowing and lending transactions. To provide convergence with disclosures under International Financial Reporting Standards (“IFRS”), the new guidance requires entities to present both gross and net information about these financial instruments, including those subject to a master netting arrangement. The change in disclosure is required on a retrospective basis for all prior periods presented.

ZIONS BANCORPORATION AND SUBSIDIARIES

Security resell and repurchase agreements are offset in the balance sheet according to master netting agreements. Derivative instruments may be offset under their master netting agreements; however, for accounting purposes, we present these items on a gross basis in the Company’s balance sheet. See Note 6 for further information regarding derivative instruments.

Gross and net information for selected financial instruments in the balance sheet is as follows:

	March 31, 2013
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$2,590,177	$(250,000)	$2,340,177	$—	$—	$2,340,177
Derivatives (included in other assets)	71,994	—	71,994	(255)	—	71,739
	$2,662,171	$(250,000)	$2,412,171	$(255)	$—	$2,411,916

Liabilities:
Federal funds purchased and security repurchase agreements	$575,107	$(250,000)	$325,107	$—	$—	$325,107
Derivatives (included in other liabilities)	79,712	—	79,712	(255)	(72,882)	6,575
	$654,819	$(250,000)	$404,819	$(255)	$(72,882)	$331,682

	December 31, 2012
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$3,675,354	$(900,000)	$2,775,354	$—	$—	$2,775,354
Derivatives (included in other assets)	81,810	—	81,810	(409)	—	81,401
	$3,757,164	$(900,000)	$2,857,164	$(409)	$—	$2,856,755

Liabilities:
Federal funds purchased and security repurchase agreements	$1,220,478	$(900,000)	$320,478	$—	$—	$320,478
Derivatives (included in other liabilities)	89,100	—	89,100	(409)	(81,683)	7,008
	$1,309,578	$(900,000)	$409,578	$(409)	$(81,683)	$327,486

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	INVESTMENT SECURITIES
Investment securities are summarized below. Note 9 discusses the process to estimate fair value for investment securities.

	March 31, 2013
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$517,199	$—	$—	$517,199	$13,134	$912	$529,421
Asset-backed securities:
Trust preferred securities – banks and insurance	255,238	—	55,675	199,563	2,599	58,743	143,419
Other	21,695	—	2,399	19,296	779	8,347	11,728
Other debt securities	100	—	—	100	—	—	100
	$794,232	$—	$58,074	$736,158	$16,512	$68,002	$684,668
Available-for-sale
U.S. Treasury securities	$54,346	$188	$—	$54,534			$54,534
U.S. Government agencies and corporations:
Agency securities	273,658	3,418	80	276,996			276,996
Agency guaranteed mortgage-backed securities	372,863	17,075	74	389,864			389,864
Small Business Administration loan-backed securities	1,086,540	29,503	785	1,115,258			1,115,258
Municipal securities	69,808	2,327	1,227	70,908			70,908
Asset-backed securities:
Trust preferred securities – banks and insurance	1,571,338	21,991	590,105	1,003,224			1,003,224
Trust preferred securities – real estate investment trusts	40,548	—	23,242	17,306			17,306
Auction rate securities	6,505	80	61	6,524			6,524
Other	22,903	626	4,286	19,243			19,243
	3,498,509	75,208	619,860	2,953,857			2,953,857
Mutual funds and other	336,171	160	2,344	333,987			333,987
	$3,834,680	$75,368	$622,204	$3,287,844			$3,287,844

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$524,738	$—	$—	$524,738	$12,837	$709	$536,866
Asset-backed securities:
Trust preferred securities – banks and insurance	255,647	—	42,964	212,683	114	86,596	126,201
Other	21,858	—	2,470	19,388	709	8,523	11,574
Other debt securities	100	—	—	100	—	—	100
	$802,343	$—	$45,434	$756,909	$13,660	$95,828	$674,741
Available-for-sale
U.S. Treasury securities	$104,313	$211	$—	$104,524			$104,524
U.S. Government agencies and corporations:
Agency securities	108,814	3,959	116	112,657			112,657
Agency guaranteed mortgage-backed securities	406,928	18,598	16	425,510			425,510
Small Business Administration loan-backed securities	1,124,322	29,245	639	1,152,928			1,152,928
Municipal securities	75,344	2,622	1,970	75,996			75,996
Asset-backed securities:
Trust preferred securities – banks and insurance	1,596,156	16,687	663,451	949,392			949,392
Trust preferred securities – real estate investment trusts	40,485	—	24,082	16,403			16,403
Auction rate securities	6,504	79	68	6,515			6,515
Other	25,614	701	6,941	19,374			19,374
	3,488,480	72,102	697,283	2,863,299			2,863,299
Mutual funds and other	228,469	194	652	228,011			228,011
	$3,716,949	$72,296	$697,935	$3,091,310			$3,091,310
1The gross unrealized losses recognized in other comprehensive income (“OCI”) on held-to-maturity (“HTM”) securities primarily resulted from a previous transfer of available-for-sale (“AFS”) securities to HTM.

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of March 31, 2013 by expected maturity distribution for structured asset-backed collateralized debt obligations and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$56,850	$56,822	$475,173	$445,900
Due after one year through five years	176,522	175,404	1,080,560	1,001,467
Due after five years through ten years	191,103	163,282	644,020	582,997
Due after ten years	369,757	289,160	1,298,756	923,493
	$794,232	$684,668	$3,498,509	$2,953,857

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	March 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$885	$43,048	$27	$2,899	$912	$45,947
Asset-backed securities:
Trust preferred securities – banks and insurance	97	56	114,321	143,363	114,418	143,419
Other	—	—	10,746	11,233	10,746	11,233
	$982	$43,104	$125,094	$157,495	$126,076	$200,599
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$7	$8,199	$73	$6,954	$80	$15,153
Agency guaranteed mortgage-backed securities	70	13,190	4	568	74	13,758
Small Business Administration loan-backed securities	55	14,056	730	62,081	785	76,137
Municipal securities	18	2,487	1,209	9,407	1,227	11,894
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	590,105	827,166	590,105	827,166
Trust preferred securities – real estate investment trusts	—	—	23,242	17,306	23,242	17,306
Auction rate securities	—	—	61	2,465	61	2,465
Other	—	—	4,286	15,475	4,286	15,475
	150	37,932	619,710	941,422	619,860	979,354
Mutual funds and other	2,344	127,748	—	—	2,344	127,748
	$2,494	$165,680	$619,710	$941,422	$622,204	$1,107,102

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$630	$42,613	$79	$5,910	$709	$48,523
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	129,560	126,019	129,560	126,019
Other	—	—	10,993	10,904	10,993	10,904
Other debt securities	—	—	—	—	—	—
	$630	$42,613	$140,632	$142,833	$141,262	$185,446
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	$35	$18,633	$81	$6,916	$116	$25,549
Agency guaranteed mortgage-backed securities	10	6,032	6	629	16	6,661
Small Business Administration loan-backed securities	91	15,199	548	69,011	639	84,210
Municipal securities	61	4,898	1,909	11,768	1,970	16,666
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	663,451	765,421	663,451	765,421
Trust preferred securities – real estate investment trusts	—	—	24,082	16,403	24,082	16,403
Auction rate securities	—	—	68	2,459	68	2,459
Other	—	—	6,941	15,234	6,941	15,234
	197	44,762	697,086	887,841	697,283	932,603
Mutual funds and other	652	112,324	—	—	652	112,324
	$849	$157,086	$697,086	$887,841	$697,935	$1,044,927
At March 31, 2013 and December 31, 2012, respectively, 102 and 84 HTM and 239 and 256 AFS investment securities were in an unrealized loss position.

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

Our 2012 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation for those security types that have significant gross unrealized losses at March 31, 2013:

ZIONS BANCORPORATION AND SUBSIDIARIES

OTTI – Municipal Securities
The HTM securities are purchased directly from municipalities and are generally not rated by a credit rating agency. Most of the AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair value changes of these securities are largely driven by interest rates. We perform credit quality reviews on these securities at each reporting period. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded for the three months ended March 31, 2013.

OTTI – Asset-Backed Securities
Trust preferred securities – banks and insurance: These collateralized debt obligation (“CDO”) securities are interests in variable rate pools of trust preferred securities issued by trusts related to bank holding companies and insurance companies (“collateral issuers”). They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”), which are rating agencies registered with the Securities and Exchange Commission (“SEC”). The more junior securities were purchased generally at par, while the senior securities were purchased from Lockhart Funding LLC (“Lockhart”) at their carrying values (generally par) and then adjusted to their lower fair values. The primary drivers that have given rise to the unrealized losses on CDOs with bank and insurance collateral are listed below:

1)
Market yield requirements for bank CDO securities remain high. The financial crisis and economic downturn resulted in significant utilization of both the unique five-year deferral option, which each collateral issuer maintains during the life of the CDO, and the payment in kind feature described subsequently. The resulting increase in the rate of return demanded by the market for trust preferred CDOs remains dramatically higher than the contractual interest rates. Virtually all structured asset-backed security (“ABS”) fair values, including bank CDOs, deteriorated significantly during the recent financial crisis, generally reaching a low in mid-2009. Prices for some structured products have since rebounded as the crucial unknowns related to value became resolved and as trading increased in these securities. Unlike these other structured products, CDO tranches backed by bank trust preferred securities continue to be characterized by considerable uncertainty surrounding collateral behavior, specifically including, but not limited to, prepayments; the future number, size and timing of bank failures; holding company bankruptcies; and allowed deferrals and subsequent resumption of payment or default due to nonpayment of contractual interest.

2)
Structural features of the collateral make these CDO tranches difficult to model. The first feature unique to bank CDOs is the interest deferral feature previously noted. Throughout the financial crisis starting in 2008, certain banks within our CDO pools have exercised this prerogative. The extent to which these deferrals are likely to either transition to default or, alternatively, come current prior to the five-year deadline is extremely difficult for market participants to assess. Our CDO pools include a bank that first exercised this deferral option as early as the second quarter of 2008. At March 31, 2013, 83 banks underlying our CDO tranches had come current after a period of deferral, while 183 were deferring, but remained within the allowed deferral period.

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

3)
Ratings are generally below investment grade for even some of the most senior tranches. Ratings on a number of CDO tranches vary significantly among rating agencies. The presence of a below-investment-grade rating by even a single rating agency will severely limit the pool of buyers, which causes greater

ZIONS BANCORPORATION AND SUBSIDIARIES

illiquidity and therefore most likely a higher implicit discount rate/lower price with regard to that CDO tranche.

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
Our ongoing review of these securities determined that OTTI should be recorded for the three months ended March 31, 2013.

Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Based on our review, no OTTI for these securities was recorded for the three months ended March 31, 2013.
Other asset-backed securities: Most of these CDO securities were purchased in 2009 from Lockhart at their carrying values and then adjusted to fair value. Certain of these CDOs consist of ABS CDOs (also known as diversified structured finance CDOs). Unrealized losses since acquisition were caused mainly by deterioration in collateral quality and widening of credit spreads for asset backed securities. Based on our review, no OTTI for these securities was recorded for the three months ended March 31, 2013.

OTTI – U.S. Government Agencies and Corporations
Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded for the three months ended March 31, 2013.
The following is a tabular rollforward of the total amount of credit-related OTTI:

(In thousands)	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(13,549)	$(394,494)	$(408,043)	$(6,126)	$(314,860)	$(320,986)
Additions recognized in earnings during the period:
Credit-related OTTI on securities not previously impaired	(403)	—	(403)	—	—	—
Additional credit-related OTTI on securities previously impaired	—	(9,714)	(9,714)	—	(10,209)	(10,209)
Subtotal of amounts recognized in earnings	(403)	(9,714)	(10,117)	—	(10,209)	(10,209)
Reductions for securities sold or paid off during the period	—	—	—	—	16,853	16,853
Balance of credit-related OTTI at end of period	$(13,952)	$(404,208)	$(418,160)	$(6,126)	$(308,216)	$(314,342)

ZIONS BANCORPORATION AND SUBSIDIARIES

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
For those securities with credit-related OTTI recognized in the statement of income, the amounts of pretax noncredit-related OTTI recognized in OCI were as follows:

(In thousands)	Three Months Ended March 31,
	2013	2012

HTM	$16,114	$—
AFS	5,262	8,064
	$21,376	$8,064
The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended
	March 31, 2013		March 31, 2012
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$24	$403	$49	$—
Available-for-sale	3,276	9,715	6,459	15,997
Other noninterest-bearing investments:
Nonmarketable equity securities	2,857	25	9,203	58
	6,157	10,143	15,711	16,055
Net gains (losses)		$(3,986)		$(344)

Statement of income information:
Net impairment losses on investment securities		$(10,117)		$(10,209)
Equity securities gains, net		2,832		9,145
Fixed income securities gains, net		3,299		720
Net gains (losses)		$(3,986)		$(344)
Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

During the three months ended March 31, nontaxable interest income on securities was $3.4 million in 2013 and $4.8 million in 2012.

Securities with a carrying value of $1.5 billion at March 31, 2013 and December 31, 2012 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

5.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	March 31, 2013	December 31, 2012

Loans held for sale	$161,559	$251,651
Commercial:
Commercial and industrial	$11,503,964	$11,256,945
Leasing	389,723	422,513
Owner occupied	7,501,094	7,589,082
Municipal	484,038	494,183
Total commercial	19,878,819	19,762,723
Commercial real estate:
Construction and land development	2,039,449	1,939,413
Term	8,011,727	8,062,819
Total commercial real estate	10,051,176	10,002,232
Consumer:
Home equity credit line	2,124,719	2,177,680
1-4 family residential	4,408,284	4,350,329
Construction and other consumer real estate	319,707	321,235
Bankcard and other revolving plans	293,608	306,428
Other	208,381	216,379
Total consumer	7,354,699	7,372,051
FDIC-supported loans	477,725	528,241
Total loans	$37,762,419	$37,665,247
FDIC-supported loans were acquired during 2009 and are indemnified by the Federal Deposit Insurance Corporation (“FDIC”) under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased credit-impaired loans accounted for at their carrying values rather than their outstanding balances. See subsequent discussion under Purchased Loans.
Loan balances are presented net of unearned income and fees, which amounted to $128.4 million at March 31, 2013 and $137.5 million at December 31, 2012.
Owner occupied and commercial real estate loans include unamortized premiums of approximately $56.1 million at March 31, 2013 and $59.3 million at December 31, 2012.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Loans with a carrying value of approximately $22.0 billion at March 31, 2013 and $21.1 billion at December 31, 2012 have been pledged at the Federal Reserve and various Federal Home Loan Banks as collateral for current and potential borrowings.
We sold loans totaling $448 million and $426 million for the three months ended March 31, 2013 and 2012, respectively, that were previously classified as loans held for sale. At the time of origination, we determine whether loans will be held for investment or held for sale. We may subsequently change our intent to hold loans for investment and reclassify them as held for sale. Loans classified as loans held for sale primarily consist of conforming residential mortgages. Amounts added to loans held for sale during these periods were $359 million and

ZIONS BANCORPORATION AND SUBSIDIARIES

$408 million, respectively. Income from loans sold, excluding servicing, for these same periods was $8.5 million and $6.0 million.
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

We determine our ALLL as the best estimate within a range of estimated losses. The methodologies we use to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. The methodology for impaired loans is discussed subsequently. For the commercial and commercial real estate (“CRE”) segments, we use a comprehensive loan grading system to assign PD and loss given default (“LGD”) grades to each loan. The credit quality indicators discussed subsequently are based on this grading system. PD and LGD grades are based on both financial and statistical models and loan officers’ judgment. We create groupings of these grades for each subsidiary bank and loan class and calculate historic loss rates using a loss migration analysis that attributes historic realized losses to these loan grade groupings over the most recent 60 months.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Reserve for Unfunded Lending Commitments
We also estimate a reserve for potential losses associated with off-balance sheet commitments, including standby letters of credit. We determine the RULC using the same procedures and methodologies that we use for the ALLL. The loss factors used in the RULC are the same as the loss factors used in the ALLL, and the qualitative adjustments used in the RULC are the same as the qualitative adjustments used in the ALLL. We adjust the Company’s unfunded lending commitments that are not unconditionally cancelable to an outstanding amount equivalent using credit conversion factors and we apply the loss factors to the outstanding equivalents.
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended March 31, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$510,908	$276,976	$95,656	$12,547	$896,087
Additions:
Provision for loan losses	(3,229)	(18,628)	(5,020)	(2,158)	(29,035)
Adjustment for FDIC-supported loans	—	—	—	(7,429)	(7,429)
Deductions:
Gross loan and lease charge-offs	(18,100)	(7,224)	(9,937)	(206)	(35,467)
Recoveries	7,351	5,297	3,923	1,054	17,625
Net loan and lease charge-offs	(10,749)	(1,927)	(6,014)	848	(17,842)
Balance at end of period	$496,930	$256,421	$84,622	$3,808	$841,781

Reserve for unfunded lending commitments:
Balance at beginning of period	$67,374	$37,852	$1,583	$—	$106,809
Provision credited to earnings	(1,742)	(4,612)	—	—	(6,354)
Balance at end of period	$65,632	$33,240	$1,583	$—	$100,455

Total allowance for credit losses at end of period:
Allowance for loan losses	$496,930	$256,421	$84,622	$3,808	$841,781
Reserve for unfunded lending commitments	65,632	33,240	1,583	—	100,455
Total allowance for credit losses	$562,562	$289,661	$86,205	$3,808	$942,236

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$561,351	$343,747	$123,115	$23,472	$1,051,685
Additions:
Provision for loan losses	9,811	5,215	(48)	686	15,664
Adjustment for FDIC-supported loans	—	—	—	(1,057)	(1,057)
Deductions:
Gross loan and lease charge-offs	(33,477)	(27,011)	(17,009)	(2,517)	(80,014)
Recoveries	9,656	12,348	3,043	461	25,508
Net loan and lease charge-offs	(23,821)	(14,663)	(13,966)	(2,056)	(54,506)
Balance at end of period	$547,341	$334,299	$109,101	$21,045	$1,011,786

Reserve for unfunded lending commitments:
Balance at beginning of period	$77,232	$23,572	$1,618	$—	$102,422
Provision charged (credited) to earnings	(5,230)	2,227	(701)	—	(3,704)
Balance at end of period	$72,002	$25,799	$917	$—	$98,718

Total allowance for credit losses at end of period:
Allowance for loan losses	$547,341	$334,299	$109,101	$21,045	$1,011,786
Reserve for unfunded lending commitments	72,002	25,799	917	—	98,718
Total allowance for credit losses	$619,343	$360,098	$110,018	$21,045	$1,110,504
1 The Purchased Loans section following contains further discussion related to FDIC-supported loans.

During the three months ended March 31, 2013, we modified the reporting of certain ALLL balances in the previous schedules. This change in reporting resulted in the reclassification of approximately $83.2 million at December 31, 2012 and $85.6 million at March 31, 2012 of ALLL balances from the commercial to the commercial real estate loan segments. There was no change to the methodology or assumptions used to estimate the ALLL, nor was the change the result of any changes in credit quality.

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	March 31, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$39,021	$20,738	$12,560	$—	$72,319
Collectively evaluated for impairment	457,909	235,683	72,062	247	765,901
Purchased loans with evidence of credit deterioration	—	—	—	3,561	3,561
Total	$496,930	$256,421	$84,622	$3,808	$841,781

Outstanding loan balances:
Individually evaluated for impairment	$355,389	$406,662	$111,593	$1,389	$875,033
Collectively evaluated for impairment	19,523,430	9,644,514	7,243,106	48,613	36,459,663
Purchased loans with evidence of credit deterioration	—	—	—	427,723	427,723
Total	$19,878,819	$10,051,176	$7,354,699	$477,725	$37,762,419

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$30,587	$22,295	$13,758	$—	$66,640
Collectively evaluated for impairment	480,321	254,681	81,898	422	817,322
Purchased loans with evidence of credit deterioration	—	—	—	12,125	12,125
Total	$510,908	$276,976	$95,656	$12,547	$896,087

Outstanding loan balances:
Individually evaluated for impairment	$353,380	$437,647	$112,320	$1,149	$904,496
Collectively evaluated for impairment	19,409,343	9,564,585	7,259,731	57,896	36,291,555
Purchased loans with evidence of credit deterioration	—	—	—	469,196	469,196
Total	$19,762,723	$10,002,232	$7,372,051	$528,241	$37,665,247

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonaccrual loans are summarized as follows:

(In thousands)	March 31, 2013	December 31, 2012

Loans held for sale	$—	$—
Commercial:
Commercial and industrial	$99,137	$90,859
Leasing	971	838
Owner occupied	195,484	206,031
Municipal	9,185	9,234
Total commercial	304,777	306,962
Commercial real estate:
Construction and land development	93,078	107,658
Term	102,071	124,615
Total commercial real estate	195,149	232,273
Consumer:
Home equity credit line	12,416	14,247
1-4 family residential	70,519	70,180
Construction and other consumer real estate	4,335	4,560
Bankcard and other revolving plans	731	1,190
Other	1,294	1,398
Total consumer loans	89,295	91,575
FDIC-supported loans	4,927	17,343
Total	$594,148	$648,153

Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2013
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$161,559	$—	$—	$—	$161,559	$—	$—
Commercial:
Commercial and industrial	$11,384,560	$57,408	$61,996	$119,404	$11,503,964	$4,505	$33,626
Leasing	387,918	1,058	747	1,805	389,723	—	—
Owner occupied	7,361,392	70,199	69,503	139,702	7,501,094	1,635	102,498
Municipal	478,285	5,753	—	5,753	484,038	—	3,432
Total commercial	19,612,155	134,418	132,246	266,664	19,878,819	6,140	139,556
Commercial real estate:
Construction and land development	1,985,096	18,809	35,544	54,353	2,039,449	1,390	55,983
Term	7,925,008	36,805	49,914	86,719	8,011,727	3,979	44,076
Total commercial real estate	9,910,104	55,614	85,458	141,072	10,051,176	5,369	100,059
Consumer:
Home equity credit line	2,117,610	4,412	2,697	7,109	2,124,719	—	7,781
1-4 family residential	4,359,621	15,765	32,898	48,663	4,408,284	59	31,640
Construction and other consumer real estate	314,383	3,897	1,427	5,324	319,707	251	2,558
Bankcard and other revolving plans	289,108	3,546	954	4,500	293,608	876	568
Other	206,312	1,123	946	2,069	208,381	13	262
Total consumer loans	7,287,034	28,743	38,922	67,665	7,354,699	1,199	42,809
FDIC-supported loans	415,782	12,422	49,521	61,943	477,725	47,208	1,763
Total	$37,225,075	$231,197	$306,147	$537,344	$37,762,419	$59,916	$284,187

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$251,651	$—	$—	$—	$251,651	$—	$—

Commercial:
Commercial and industrial	$11,124,639	$73,555	$58,751	$132,306	$11,256,945	$4,013	$32,389
Leasing	421,590	115	808	923	422,513	—	—
Owner occupied	7,447,083	56,504	85,495	141,999	7,589,082	1,822	100,835
Municipal	494,183	—	—	—	494,183	—	9,234
Total commercial	19,487,495	130,174	145,054	275,228	19,762,723	5,835	142,458

Commercial real estate:
Construction and land development	1,836,284	66,139	36,990	103,129	1,939,413	853	50,044
Term	7,984,819	24,730	53,270	78,000	8,062,819	107	54,546
Total commercial real estate	9,821,103	90,869	90,260	181,129	10,002,232	960	104,590

Consumer:
Home equity credit line	2,169,722	4,036	3,922	7,958	2,177,680	—	8,846
1-4 family residential	4,282,611	24,060	43,658	67,718	4,350,329	1,423	21,945
Construction and other consumer real estate	314,931	4,344	1,960	6,304	321,235	395	2,500
Bankcard and other revolving plans	302,587	2,439	1,402	3,841	306,428	1,010	721
Other	213,930	1,411	1,038	2,449	216,379	107	275
Total consumer loans	7,283,781	36,290	51,980	88,270	7,372,051	2,935	34,287

FDIC-supported loans	454,333	12,407	61,501	73,908	528,241	52,033	7,393
Total	$37,046,712	$269,740	$348,795	$618,535	$37,665,247	$61,763	$288,728
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

ZIONS BANCORPORATION AND SUBSIDIARIES

We generally assign internal grades to commercial and CRE loans with commitments equal to or greater than $500,000 based on financial and statistical models, individual credit analysis, and loan officer judgment. For these larger loans, we assign multiple grades within the Pass classification or one of the following four grades: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged off. We evaluate our credit quality information such as risk grades at least quarterly, or as soon as we identify information that might warrant an upgrade or downgrade. Risk grades are then updated as necessary.

For consumer loans, we generally assign internal risk grades similar to those described previously based on payment performance. These are generally assigned either a Pass or Substandard grade and are reviewed as we identify information that might warrant an upgrade or downgrade.

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2013
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$161,559	$—	$—	$—	$161,559	$—
Commercial:
Commercial and industrial	$10,909,863	$247,113	$341,882	$5,106	$11,503,964
Leasing	386,186	217	3,296	24	389,723
Owner occupied	6,773,156	122,691	601,121	4,126	7,501,094
Municipal	469,254	5,599	9,185	—	484,038
Total commercial	18,538,459	375,620	955,484	9,256	19,878,819	$496,930
Commercial real estate:
Construction and land development	1,827,136	44,126	165,359	2,828	2,039,449
Term	7,361,632	214,651	431,978	3,466	8,011,727
Total commercial real estate	9,188,768	258,777	597,337	6,294	10,051,176	256,421
Consumer:
Home equity credit line	2,084,851	87	39,781	—	2,124,719
1-4 family residential	4,294,854	4,896	108,092	442	4,408,284
Construction and other consumer real estate	311,634	4	8,069	—	319,707
Bankcard and other revolving plans	287,354	21	6,233	—	293,608
Other	202,024	2,813	3,544	—	208,381
Total consumer loans	7,180,717	7,821	165,719	442	7,354,699	84,622
FDIC-supported loans	305,528	22,917	149,280	—	477,725	3,808
Total	$35,213,472	$665,135	$1,867,820	$15,992	$37,762,419	$841,781

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$251,651	$—	$—	$—	$251,651	$—
Commercial:
Commercial and industrial	$10,717,594	$198,645	$336,230	$4,476	$11,256,945
Leasing	419,482	226	2,805	—	422,513
Owner occupied	6,833,923	138,539	612,011	4,609	7,589,082
Municipal	453,193	31,756	9,234	—	494,183
Total commercial	18,424,192	369,166	960,280	9,085	19,762,723	$510,908
Commercial real estate:
Construction and land development	1,648,215	57,348	233,374	476	1,939,413
Term	7,433,789	237,201	388,914	2,915	8,062,819
Total commercial real estate	9,082,004	294,549	622,288	3,391	10,002,232	276,976
Consumer:
Home equity credit line	2,138,693	85	38,897	5	2,177,680
1-4 family residential	4,234,426	4,316	111,063	524	4,350,329
Construction and other consumer real estate	313,499	218	7,518	—	321,235
Bankcard and other revolving plans	298,665	23	7,740	—	306,428
Other	209,293	3,211	3,875	—	216,379
Total consumer loans	7,194,576	7,853	169,093	529	7,372,051	95,656
FDIC-supported loans	327,609	24,980	175,652	—	528,241	12,547
Total	$35,028,381	$696,548	$1,927,313	$13,005	$37,665,247	$896,087

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

When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three months ended March 31, 2013 and 2012 was $0.1 million and $0.3 million, respectively.

Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three months ended March 31, 2013 and 2012:

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$186,011	$24,465	$136,053	$160,518	$19,757
Owner occupied	186,710	56,916	113,468	170,384	18,086
Municipal	—	—	—	—	—
Total commercial	372,721	81,381	249,521	330,902	37,843
Commercial real estate:
Construction and land development	164,039	81,087	56,115	137,202	4,012
Term	286,495	56,973	186,543	243,516	16,255
Total commercial real estate	450,534	138,060	242,658	380,718	20,267
Consumer:
Home equity credit line	14,128	8,355	3,082	11,437	274
1-4 family residential	109,632	41,141	51,073	92,214	11,878
Construction and other consumer real estate	7,347	3,266	2,720	5,986	408
Bankcard and other revolving plans	—	—	—	—	—
Other	2,148	1,699	3	1,702	—
Total consumer loans	133,255	54,461	56,878	111,339	12,560
FDIC-supported loans	585,817	329,717	99,395	429,112	3,561
Total	$1,542,327	$603,619	$648,452	$1,252,071	$74,231

	December 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$176,521	$27,035	$119,780	$146,815	$12,198
Owner occupied	210,319	79,413	106,282	185,695	17,105
Total commercial	386,840	106,448	226,062	332,510	29,303
Commercial real estate:
Construction and land development	182,385	67,241	85,855	153,096	5,178
Term	310,242	70,718	187,112	257,830	16,725
Total commercial real estate	492,627	137,959	272,967	410,926	21,903
Consumer:
Home equity credit line	14,339	8,055	3,444	11,499	297
1-4 family residential	108,934	42,602	49,867	92,469	12,921
Construction and other consumer real estate	7,054	2,710	3,085	5,795	517
Bankcard and other revolving plans	287	—	287	287	1
Other	2,454	1,832	175	2,007	22
Total consumer loans	133,068	55,199	56,858	112,057	13,758
FDIC-supported loans	895,804	275,187	195,158	470,345	12,125
Total	$1,908,339	$574,793	$751,045	$1,325,838	$77,089

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$177,745	$856		$178,428	$888
Owner occupied	182,825	806		204,469	600
Municipal	—	—		—	—
Total commercial	360,570	1,662		382,897	1,488
Commercial real estate:
Construction and land development	147,225	664		257,194	1,562
Term	289,103	1,836		346,399	1,973
Total commercial real estate	436,328	2,500		603,593	3,535
Consumer:
Home equity credit line	11,455	59		1,280	1
1-4 family residential	99,191	382		93,838	320
Construction and other consumer real estate	6,122	46		8,261	42
Bankcard and other revolving plans	—	—		—	—
Other	1,816	—		2,771	—
Total consumer loans	118,584	487		106,150	363
FDIC-supported loans	447,841	25,153	[1]	641,099	21,992	[1]
Total	$1,363,323	$29,802		$1,733,739	$27,378
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

ZIONS BANCORPORATION AND SUBSIDIARIES

comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms.

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	March 31, 2013
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$3,759	$10,216	$—	$8,130	$18,767	$43,572	$84,444
Owner occupied	22,299	5,309	1,005	3,001	9,956	14,998	56,568
Total commercial	26,058	15,525	1,005	11,131	28,723	58,570	141,012
Commercial real estate:
Construction and land development	1,693	13,148	—	59	8,257	25,718	48,875
Term	30,504	9,982	8,498	4,925	29,248	83,555	166,712
Total commercial real estate	32,197	23,130	8,498	4,984	37,505	109,273	215,587
Consumer:
Home equity credit line	743	—	6,029	—	108	193	7,073
1-4 family residential	3,042	1,314	6,362	332	4,050	33,852	48,952
Construction and other consumer real estate	142	1,181	—	—	419	1,812	3,554
Other	—	3	—	—	—	—	3
Total consumer loans	3,927	2,498	12,391	332	4,577	35,857	59,582
Total accruing	62,182	41,153	21,894	16,447	70,805	203,700	416,181
Nonaccruing
Commercial:
Commercial and industrial	170	8,988	—	228	3,927	16,015	29,328
Owner occupied	2,788	3,076	638	4,723	7,181	9,260	27,666
Total commercial	2,958	12,064	638	4,951	11,108	25,275	56,994
Commercial real estate:
Construction and land development	13,627	1,228	—	—	1,546	59,544	75,945
Term	3,035	519	—	3,053	1,769	15,395	23,771
Total commercial real estate	16,662	1,747	—	3,053	3,315	74,939	99,716
Consumer:
Home equity credit line	—	—	3,891	—	353	133	4,377
1-4 family residential	4,739	549	4,621	—	4,010	16,538	30,457
Construction and other consumer real estate	11	973	—	—	—	1,169	2,153
Bankcard and other revolving plans	—	278	—	—	—	—	278
Total consumer loans	4,750	1,800	8,512	—	4,363	17,840	37,265
Total nonaccruing	24,370	15,611	9,150	8,004	18,786	118,054	193,975
Total	$86,552	$56,764	$31,044	$24,451	$89,591	$321,754	$610,156

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$5,388	$6,139	$—	$3,585	$17,647	$44,684	$77,443
Owner occupied	20,963	12,104	—	4,013	9,305	13,598	59,983
Total commercial	26,351	18,243	—	7,598	26,952	58,282	137,426
Commercial real estate:
Construction and land development	1,718	9,868	2	59	8,432	30,248	50,327
Term	30,118	1,854	8,433	3,807	32,302	82,809	159,323
Total commercial real estate	31,836	11,722	8,435	3,866	40,734	113,057	209,650
Consumer:
Home equity credit line	744	—	5,965	—	300	218	7,227
1-4 family residential	2,665	1,324	5,923	147	3,319	36,199	49,577
Construction and other consumer real estate	147	—	—	—	641	2,354	3,142
Other	—	3	—	—	1	—	4
Total consumer loans	3,556	1,327	11,888	147	4,261	38,771	59,950
Total accruing	61,743	31,292	20,323	11,611	71,947	210,110	407,026
Nonaccruing
Commercial:
Commercial and industrial	318	5,667	—	480	2,035	17,379	25,879
Owner occupied	3,822	4,816	654	4,701	7,643	7,803	29,439
Total commercial	4,140	10,483	654	5,181	9,678	25,182	55,318
Commercial real estate:
Construction and land development	18,255	1,308	—	—	1,807	68,481	89,851
Term	3,042	536	—	2,645	9,389	17,718	33,330
Total commercial real estate	21,297	1,844	—	2,645	11,196	86,199	123,181
Consumer:
Home equity credit line	—	—	4,008	—	131	143	4,282
1-4 family residential	4,697	5,637	4,048	—	1,693	14,240	30,315
Construction and other consumer real estate	7	1,671	—	—	—	243	1,921
Bankcard and other revolving plans	—	287	—	—	—	—	287
Other	—	—	—	172	—	—	172
Total consumer loans	4,704	7,595	8,056	172	1,824	14,626	36,977
Total nonaccruing	30,141	19,922	8,710	7,998	22,698	126,007	215,476
Total	$91,884	$51,214	$29,033	$19,609	$94,645	$336,117	$622,502
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.

ZIONS BANCORPORATION AND SUBSIDIARIES

Unused commitments to extend credit on TDRs amounted to approximately $8 million at March 31, 2013 and $13 million at December 31, 2012.
The total recorded investment of all TDRs in which interest rates were modified below market was $234.1 million at March 31, 2013 and $225.6 million at December 31, 2012. These loans are included in the previous table in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In thousands)	Three Months Ended March 31,
	2013		2012
Commercial:
Commercial and industrial	$(181)		$(15)
Owner occupied	(1,060)		(377)
Total commercial	(1,241)		(392)
Commercial real estate:
Construction and land development	(416)		(219)
Term	(2,659)		(1,546)
Total commercial real estate	(3,075)		(1,765)
Consumer:
Home equity credit line	(39)		(15)
1-4 family residential	(3,860)		(3,849)
Construction and other consumer real estate	(109)		(108)
Total consumer loans	(4,008)		(3,972)
Total decrease to interest income	$(8,324)	[1]	$(6,129)	[1]
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period-end) and are within 12 months or less of being modified as TDRs is as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$25	$25	$—	$249	$249
Owner occupied	—	135	135	—	1,314	1,314
Total commercial	—	160	160	—	1,563	1,563
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	1,071	1,071	—	1,555	1,555
Total commercial real estate	—	1,071	1,071	—	1,555	1,555
Consumer:
Home equity credit line	—	85	85	—	—	—
1-4 family residential	—	—	—	—	526	526
Total consumer loans	—	85	85	—	526	526
Total	$—	$1,316	$1,316	$—	$3,644	$3,644
Note: Total loans modified as TDRs during the 12 months previous to March 31, 2013 and 2012 were $181.5 million and $276.2 million, respectively.

Concentrations of Credit Risk
We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. These potential concentrations include, but are not limited to, individual borrowers, groups of borrowers, industries, geographies, collateral types, sponsors, etc. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. Our analysis as of March 31, 2013 concluded that no significant exposure exists from such credit risk concentrations. See Note 6 for a discussion of counterparty risk associated with the Company’s derivative transactions.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	March 31, 2013	December 31, 2012

Commercial	$214,799	$227,414
Commercial real estate	342,752	382,068
Consumer	38,464	41,398
Outstanding balance	$596,015	$650,880

Carrying amount	$429,203	$472,040
ALLL	3,513	12,077
Carrying amount, net	$425,690	$459,963
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

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were approximately $0.5 million at March 31, 2013 and $12.2 million at December 31, 2012.

Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended March 31,
	2013	2012

Balance at beginning of period	$134,461	$184,679
Accretion	(25,266)	(21,533)
Reclassification from nonaccretable difference	14,872	13,869
Disposals and other	2,292	(3,011)
Balance at end of period	$126,359	$174,004
Note: Amounts have been adjusted based on refinements to the original estimates of the accretable yield. Because of the estimation process required, we expect that additional adjustments to these amounts may be necessary in future periods.
The primary drivers of reclassification to accretable yield from nonaccretable difference and increases in disposals and other resulted primarily from (1) changes in estimated cash flows, (2) unexpected payments on nonaccrual loans, and (3) recoveries on zero balance loans pools. See subsequent discussion under changes in cash flow estimates.

ALLL Determination
For all acquired loans, the ALLL is only established for credit deterioration subsequent to the date of acquisition and represents our estimate of the inherent losses in excess of the book value of acquired loans. The ALLL for acquired loans is determined without giving consideration to the amounts recoverable from the FDIC through loss sharing agreements. These amounts recoverable are separately accounted for in the FDIC indemnification asset (“IA”) and are thus presented “gross” in the balance sheet. The FDIC IA is included in other assets in the balance sheet and is

ZIONS BANCORPORATION AND SUBSIDIARIES

discussed subsequently. The ALLL for acquired loans is included in the overall ALLL in the balance sheet. The provision for loan losses is reported net of changes in the amounts recoverable under the loss sharing agreements.

During the three months ended March 31, 2013 and 2012, we adjusted the ALLL for acquired loans by recording a provision for loan losses of $(9.6) million and $(0.4) million, respectively. The provision is net of the ALLL reversals discussed subsequently. As separately discussed and in accordance with the loss sharing agreements, portions of the increases to the provision are recoverable from the FDIC and comprise part of the FDIC IA. For the three months ended March 31, 2013 and 2012, these adjustments, before FDIC indemnification, resulted in net recoveries of $0.9 million, and net charge-offs of $1.1 million, respectively.

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

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three months ended March 31, total reversals to the ALLL were $9.7 million in 2013 and $2.7 million in 2012. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Any related decrease to the FDIC IA is recorded through a charge to other noninterest expense. Changes that increase cash flows have been due primarily to (1) the enhanced economic status of borrowers compared to original evaluations, (2) improvements in the Southern California market where the majority of these loans were originated, and (3) efforts by our credit officers and loan workout professionals to resolve problem loans.

For the three months ended March 31, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $19.0 million in 2013 and $13.2 million in 2012 of additional interest income, and $20.3 million in 2013 and $10.0 million in 2012 of additional other noninterest expense due to the reduction of the FDIC IA.

FDIC Indemnification Asset
In October 2012, the FASB issued ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, a consensus of the FASB Emerging Issues Task Force. This new guidance under ASC 805, Business Combinations, provides that a change in measurement of the IA due to a change in expected cash flows would be accounted for on the same basis as the change in the indemnified loans. Any amortization period for the changes in value would be limited to the lesser of the term of the indemnification agreement or the remaining life of the indemnified loans. Our existing accounting was substantially similar to this new guidance, and our adoption effective January 1, 2013 did not have a significant impact on our financial position or results of operations.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the FDIC IA were as follows:

(In thousands)	Three Months Ended March 31,

	2013	2012

Balance at beginning of period	$90,929	$136,427
Amounts filed with the FDIC and collected or in process [1]	7,671	(1,346)
Net change in asset balance due to reestimation of projected cash flows [2]	(27,500)	(11,185)
Balance at end of period	$71,100	$123,896

[1]	The FDIC’s reimbursement process requires that submitted expenses be paid, not just incurred, to qualify for reimbursement.

[2]	Negative amounts result from the accretion of loan balances based on increases in cash flow estimates and on prepayments.

Any changes to the FDIC IA are recognized immediately in the quarterly period the change in estimated cash flows is determined. All claims submitted to the FDIC have been reimbursed in a timely manner.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We record all derivatives on the balance sheet at fair value. Note 9 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to manage the exposure to credit risk, which can include total return swaps, are considered credit derivatives. When put in place after purchase of the assets to be protected, these derivatives generally may not be designated as accounting hedges. See discussion following regarding the total return swap and estimation of its fair value.

For derivatives designated as fair value hedges, the effective portion of changes in the fair value of the derivative are recognized in earnings together with changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. In previous periods, we used fair value hedges to manage interest rate exposure to certain long-term debt. These hedges have been terminated and their remaining balances are being amortized to earnings, as discussed subsequently.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in OCI and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

through credit approvals, limits, pledges of collateral, and monitoring procedures. No losses on derivative instruments have occurred as a result of counterparty nonperformance. Nevertheless, the related credit risk is considered and measured when and where appropriate.

Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At March 31, 2013, the fair value of our derivative liabilities was $79.7 million, for which we have pledged cash collateral of approximately $90.9 million in the normal course of business. If our credit rating were downgraded by one notch at March 31, 2013, the additional amount of collateral we could be required to pledge is $3 million.

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

Selected information with respect to notional amounts and recorded gross fair values at March 31, 2013 and December 31, 2012, and the related gain (loss) of derivative instruments for the three months ended March 31, 2013 and 2012 is summarized as follows:

	March 31, 2013			December 31, 2012
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges:
Interest rate swaps	$100,000	$322	$—	$150,000	$1,188	$—
Total derivatives designated as hedging instruments	100,000	322	—	150,000	1,188	—
Derivatives not designated as hedging instruments
Interest rate swaps	80,446	848	852	98,524	1,043	1,047
Interest rate swaps for customers [2]	2,696,981	70,824	73,985	2,607,603	79,579	82,926
Total return swap	1,159,686	—	4,875	1,159,686	—	5,127
Total derivatives not designated as hedging instruments	3,937,113	71,672	79,712	3,865,813	80,622	89,100
Total derivatives	$4,037,113	$71,994	$79,712	$4,015,813	$81,810	$89,100

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$(4)	$1,605	$—		$211	$5,294	$—
	(4)	1,605	—		211	5,294	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$766				750
Total derivatives designated as hedging instruments	(4)	1,605	—	766	211	5,294	—	750
Derivatives not designated as hedging instruments [2]
Interest rate swaps			(67)				(132)
Interest rate swaps for customers [2]			1,458				1,390
Basis swaps			—				18
Futures contracts			1				(24)
Total return swap			(5,558)				(5,450)
Total derivatives not designated as hedging instruments			(4,166)				(4,198)
Total derivatives	$(4)	$1,605	$(4,166)	$766	$211	$5,294	$(4,198)	$750
Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).

[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
3 Amounts for the three months ended March 31, 2013 and 2012 of $1.6 million and $5.3 million, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 7.

At March 31, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $3.0 million and $(0.1) million in 2013, and $3.5 million and $(0.1) million in 2012, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

We offer interest rate swaps to our customers to assist them in managing their exposure to fluctuating interest rates. Upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivative contracts with major dealers, such that the Company minimizes its net risk exposure resulting from such transactions. Fee income from customer swaps is included in other service charges, commissions and fees. As with other derivative instruments, we have credit risk for any nonperformance by counterparties.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized to interest income or expense over the period corresponding to their previously stated maturity dates.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following March 31, 2013, we estimate that an additional $1 million will be reclassified.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The fair value of the TRS derivative liability was $4.9 million at March 31, 2013 and $5.1 million at December 31, 2012.

Both the fair values of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. We are able to cancel the transaction with not longer than 90 days’ notice. Absent major changes in these projected cash flows, we expect the value of the TRS liability to continue to approximate its March 31, 2013 fair value. We expect to incur subsequent net quarterly costs of approximately $5.4 million under the TRS, including related interest rate swaps and scheduled payments of interest on the underlying CDOs, as long as the TRS remains in place for this CDO portfolio. Our estimated quarterly expense amount would be impacted by, among other things, changes in the composition of the CDO portfolio included in the transaction and changes over time in the forward London Interbank Offered Rate (“LIBOR”) rate curve. The Company’s costs are also subject to adjustment in the event of future changes in regulatory requirements applicable to DB if we do not then elect to terminate the transaction. Termination by the Company for such regulatory changes applicable to DB will result in no payment by the Company.

At March 31, 2013, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

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
Debt Issuance and Redemptions
During the three months ended March 31, 2013, we issued a long-term senior medium-term note of $19 million, which has an interest rate of 2.75% and matures May 2016. During this same period, we redeemed at maturity $5 million of short-term notes and $18 million of long-term notes.

Subordinated Debt Conversions
During the three months ended March 31, 2013, approximately $1 million of convertible subordinated debt was converted into depositary shares each representing a 1/40th interest in a share of the Company’s preferred stock. These conversions added 991 shares of Series C to the Company’s preferred stock.

For the three months ended March 31, 2013, in connection with these conversions, the $1.2 million added to preferred stock included the transfer from common stock of $0.2 million of the intrinsic value of the beneficial conversion feature. The amount of this conversion feature was included with common stock at the time of the debt modification. The remaining balance in common stock of this conversion feature was approximately $76.4 million at March 31, 2013. Accelerated discount amortization on the converted debt increased interest expense for the three months ended March 31, 2013 by $0.3 million. At March 31, 2013, the balance at par of the convertible subordinated debt was $456.8 million. The five largest investor holdings totaled approximately 40% of this amount. The remaining balance of the convertible debt discount was $137.5 million at March 31, 2013.

Preferred Stock Issuance
On February 7, 2013, we issued $171.8 million of Series G Fixed/Floating Rate Non-Cumulative Perpetual Preferred Stock. The issuance was in the form of depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. The shares are registered with the SEC and qualify as Tier 1 capital. Dividends are payable from the issuance date to March 14, 2023 at an annual rate of 6.30%. Beginning March 15, 2023 (date of earliest redemption), dividends will be payable at an annual floating rate equal to three-month LIBOR plus 4.24%. Net of commissions and fees, the proceeds added $168.8 million to shareholders’ equity.

Accumulated Other Comprehensive Income
Effective January 1, 2013, we adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new guidance under ASU 220, Comprehensive Income, follows ASUs 2011-12 and 2011-05 and finalizes the reporting requirements for reclassifications out of AOCI. Companies must present reclassifications by component when reporting changes in AOCI. Items reclassified in their entirety out of AOCI to net income must have the effect of the reclassification disclosed according to the respective income statement line item. Items not reclassified in their entirety must be cross-referenced to other disclosures in the footnotes. The entire reclassification information must be disclosed in one place, either on the face of the financial statements by income statement line item, or in a footnote. We have elected to present the information in a footnote and include the comparable period for the previous year.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivative instruments	Pension and post-retirement	Total
Three Months Ended March 31, 2013

Balance at December 31, 2012	$(397,616)	$1,794	$(50,335)	$(446,157)

Other comprehensive income (loss) before reclassifications, net of tax	36,042	(2)	—	36,040
Amounts reclassified from AOCI, net of tax	4,171	(957)	—	3,214
Other comprehensive income (loss)	40,213	(959)	—	39,254
Balance at March 31, 2013	$(357,403)	$835	$(50,335)	$(406,903)

Three Months Ended March 31, 2012

Balance at December 31, 2011	$(546,763)	$9,404	$(54,725)	$(592,084)

Other comprehensive income before reclassifications, net of tax	17,634	121	—	17,755
Amounts reclassified from AOCI, net of tax	5,963	(3,201)	—	2,762
Other comprehensive income (loss)	23,597	(3,080)	—	20,517
Balance at March 31, 2012	$(523,166)	$6,324	$(54,725)	$(571,567)

	Amounts reclassified from AOCI [1]		Statement of income (SI) Balance sheet (BS)
(In thousands)	Three Months Ended March 31,
Details about AOCI components	2013	2012		Affected line item

Net realized gains on investment securities	$3,299	$720	SI	Fixed income securities gains, net
Income tax expense	1,262	214
	2,037	506

Net unrealized losses on investment securities	(9,714)	(10,209)	SI	Net impairment losses on investment securities
Income tax benefit	(3,715)	(3,905)
	(5,999)	(6,304)
Accretion of securities with noncredit-related impairment losses not expected to be sold	(344)	(267)	BS	Investment securities, held-to-maturity
Deferred income taxes	135	102	BS	Other assets
	$(4,171)	$(5,963)

Net unrealized gains on derivative instruments	$1,605	$5,294	SI	Interest and fees on loans
Income tax expense	648	2,093
	$957	$3,201
1 Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

Subsequent Events
On May 3, 2013, Zions Capital Trust B redeemed all of its 8.0% trust preferred securities, or 11.4 million shares, at 100% of their $25 per share liquidation amount for a total of $285 million.

On May 3, 2013, we issued $126.2 million of Series H Fixed-Rate Non-Cumulative Perpetual Preferred Stock. The issuance was in the form of depositary shares with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. The shares are registered with the SEC and qualify as Tier 1 capital. Dividends are payable quarterly in arrears at an annual rate of 5.75% on the 15th day of March, June, September, and December, commencing June 15, 2013. The shares may be redeemed in whole, but not in part, beginning June 15, 2019. Net of commissions and fees, the proceeds added approximately $123.1 million to shareholders’ equity.

ZIONS BANCORPORATION AND SUBSIDIARIES

8.	INCOME TAXES
The income tax expense rate for the three months ended March 31, 2013 was lower than the tax rate for the same period in 2012 primarily because of a decrease in the nondeductible amount of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock.

The balance of net deferred tax assets was approximately $381 million at March 31, 2013 and $406 million at December 31, 2012. We evaluate the net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of March 31, 2013.

9.	FAIR VALUE
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
We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for AFS and trading investment securities; private equity investments under the equity method of accounting; securities sold, not yet purchased; and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or fair value accounting or when adjusting carrying values of certain assets or liabilities, including recognition of impairment on assets. This is done primarily for HTM securities; loans held for sale; impaired loans; other real estate owned (“OREO”); private equity investments carried at cost; goodwill; core deposit and other intangibles; other long-lived assets; and for disclosures of certain financial instruments.

Level 3 Valuation Policies and Procedures
Our valuation policies and procedures for Level 3 securities are under the direction of the Securities Valuation and Securitization Oversight Committee (“SOC”) comprised of senior and executive members of management in our investment, financial and accounting operations. The SOC is chaired by our chief financial officer and reports to the Audit Committee of the Board of Directors. The major function of the SOC is to develop, review, and approve for

ZIONS BANCORPORATION AND SUBSIDIARIES

use on a quarterly basis the key model inputs, critical valuation assumptions, and proposed discount rates utilized for the valuation of Level 3 securities. The sources of fair value changes are presented to the SOC and attribution analyses are completed when significant changes occur between quarters. SOC procedures require that back testing of certain significant assumptions be provided quarterly. Observers from Risk Management, Internal Audit and other areas attend SOC meetings.

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

Utilization of Third Party Service Providers
We use third party service providers and a licensed internal third party model to estimate fair value for certain of our AFS securities as follows:
For AFS Level 2 securities, we use a third party pricing service to provide pricing, if available, for securities in the following reporting categories: U.S. Treasury, agencies and corporations (except Federal Agricultural Mortgage Corporation (“FAMC”) securities); municipal securities; trust preferred – banks and insurance; and other (including ABS CDOs). At March 31, 2013, the fair value of AFS Level 2 securities for which we obtained pricing from the third party pricing service in these reporting categories amounted to approximately $1.7 billion of the $1.8 billion total of AFS Level 2 securities.
For AFS Level 3 securities, we use other third party service providers to provide pricing, if available, for securities in the following reporting categories: municipal securities, trust preferred – banks and insurance, trust preferred – real estate investment trusts, auction rate, and other (including ABS CDOs). At March 31, 2013, the fair value of AFS Level 3 securities for which we obtained pricing from these third party service providers in these reporting categories amounted to approximately $79 million of the $1.1 billion total of AFS Level 3 securities. In addition, the fair values for approximately $978 million at March 31, 2013 of our AFS Level 3 securities were determined utilizing a licensed internal third party model. See “Trust preferred CDO internal model” discussed subsequently.
Fair values of the remaining AFS Level 2 and Level 3 securities not valued by pricing from third party services or the licensed internal third party model were determined by us using market corroborative data. At March 31, 2013, the Level 2 securities consisted of approximately $111 million of FAMC securities, $54 million of municipal securities, and $7 million of mutual funds and stock, and the Level 3 securities consisted of $3 million of ABS CDOs. Estimation of the fair values of the FAMC securities included the use of a standard mortgage pass-through calculator that incorporates discounted cash flows, while the municipal securities included the use of a standard form discounted cash flow model with certain inputs adjusted for market conditions.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Because of the timeliness of our involvement, the ongoing exchange of market information, and our agreement on input assumptions, we do not adjust prices from our third party service providers. The procedures discussed previously help ensure that the fair value information received was determined in accordance with applicable accounting guidance.

Available-for-Sale and Trading
AFS and trading investment securities are fair valued under Level 1 using quoted market prices when available for identical securities. When quoted prices are not available, fair values are determined under Level 2 using quoted prices for similar securities or independent pricing services that incorporate observable market data. The largest portion of Level 3 AFS securities include certain CDOs backed by trust preferred securities issued by banks and insurance companies and, to a lesser extent, by REITs.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The resulting five-year PDs at March 31, 2013, after adding the PD overlay model, ranged from 100% for the “worst” deferring banks to 12% for the “best” deferring banks. The weighted average assumed loss rate on deferring collateral was 54%. This loss rate is calculated as a percentage of the par amount of deferring collateral within a pool that is expected to default prior to the end of a five-year deferral period. The model includes the expectation that deferrals that do not default will pay their contractually required back interest and return to a current status at the end of five years. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO.
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
Our March 31, 2013, valuations for bank and insurance tranches utilized a discount rate range of LIBOR + 3.75% for the highest quality/most over-collateralized insurance-only tranches and LIBOR + 28.4% for the lowest credit quality tranche, which included bank collateral, in order to reflect market level assumptions for structured finance securities. For tranches that include bank collateral, the discount rate was at least LIBOR + 5.7% for the highest quality/most over-collateralized tranches. These discount rates are applied to already credit-adjusted cash flows for each tranche.
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
At March 31, 2013, the discount rates utilized for fair value purposes for tranches that include bank collateral were:
1)LIBOR + 5.7% to 7.5% and averaged LIBOR + 5.9% for first priority original AAA-rated bonds;
2)LIBOR + 5.6% to 6.9% and averaged LIBOR + 5.9% for lower priority original AAA-rated bonds;

ZIONS BANCORPORATION AND SUBSIDIARIES

3)LIBOR + 6.0% to 19.2% and averaged LIBOR + 10.3% for original A-rated bonds; and
4)LIBOR + 11.1% to 28.3% and averaged LIBOR + 19.6% for original BBB-rated bonds.
Accordingly, the wide difference between the effective interest rate used in the determination of the credit component of OTTI and the discount rate on the CDOs used in the determination of fair value results in the unrealized losses. The discount rate used for fair value purposes significantly exceeds the effective interest rate for the CDOs. The differences average approximately 5% for the original AAA-rated CDO tranches, 9% for the original A-rated CDO tranches, and 17% for the original BBB-rated CDO tranches. With the exception of certain of the most senior CDOs, most of the principal payments are not expected prior to the final maturity date, which is generally 2029 or later. High market discount rates and the long maturities of the CDO tranches result in full principal repayment contributing little to CDO tranche fair values.
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

Private Equity Investments
Management who are familiar with our private equity investments, including investment officers, controllers, etc., review quarterly the financial statements and other information for each investment. The Other Equity Investments Committee, consisting of the chief executive officer, the chief financial officer, and the chief investment officer, review periodically for reasonableness the financial information for these investments. This includes oversight of the review of audited financial statements that are available for nearly all of the underlying investments. The amount of unfunded commitments to these partnerships is disclosed in Note 10. Generally, redemption is available annually.

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

Derivatives
Derivatives are fair valued according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts that have been fair valued under Level 1 because they are traded in active markets. OTC derivatives, including those for customers, consist of interest rate swaps and options. These derivatives are fair valued under Level 2 using third party services. Observable market inputs include yield curves (the LIBOR swap curve and applicable basis swap curves), foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk. These adjustments are determined generally by applying a credit spread for the counterparty or the Company as

ZIONS BANCORPORATION AND SUBSIDIARIES

appropriate to the total expected exposure of the derivative. Amounts disclosed in the following schedules differ from the presentation in Note 6 in that they include the foreign currency exchange contracts. The estimation of fair value of the TRS is discussed in Note 6.

Securities Sold, Not Yet Purchased
Securities sold, not yet purchased are fair valued under Level 1 when quoted prices are available for the securities involved. Any of these securities under Level 2 are fair valued similar to trading account investment securities.

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	March 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$52,989	$1,783,663		$1,836,652
Municipal securities		53,865	$17,043	70,908
Asset-backed securities:
Trust preferred – banks and insurance		122	1,003,102	1,003,224
Trust preferred – real estate investment trusts			17,306	17,306
Auction rate			6,524	6,524
Other (including ABS CDOs)		3,850	15,393	19,243
Mutual funds and stock	327,008	6,979		333,987
	379,997	1,848,479	1,059,368	3,287,844
Trading account		28,301		28,301
Other noninterest-bearing investments:
Private equity		5,143	69,706	74,849
Other assets:
Derivatives:
Interest rate related and other		1,613		1,613
Interest rate swaps for customers		70,824		70,824
Foreign currency exchange contracts	8,929			8,929
	8,929	72,437		81,366
	$388,926	$1,954,360	$1,129,074	$3,472,360
LIABILITIES
Securities sold, not yet purchased	$1,662			$1,662
Other liabilities:
Derivatives:
Interest rate related and other		$888		888
Interest rate swaps for customers		73,985		73,985
Foreign currency exchange contracts	7,645			7,645
Total return swap			$4,875	4,875
	7,645	74,873	4,875	87,393
Other			195	195
	$9,307	$74,873	$5,070	$89,250

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$102,982	$1,692,637		$1,795,619
Municipal securities		59,445	$16,551	75,996
Asset-backed securities:
Trust preferred – banks and insurance		121	949,271	949,392
Trust preferred – real estate investment trusts			16,403	16,403
Auction rate			6,515	6,515
Other (including ABS CDOs)		4,214	15,160	19,374
Mutual funds and stock	219,214	8,797		228,011
	322,196	1,765,214	1,003,900	3,091,310
Trading account		28,290		28,290
Other noninterest-bearing investments:
Private equity		5,132	64,223	69,355
Other assets:
Derivatives:
Interest rate related and other		2,850		2,850
Interest rate swaps for customers		79,579		79,579
Foreign currency exchange contracts	4,404			4,404
	4,404	82,429		86,833
	$326,600	$1,881,065	$1,068,123	$3,275,788
LIABILITIES
Securities sold, not yet purchased	$26,735			$26,735
Other liabilities:
Derivatives:
Interest rate related and other		$1,142		1,142
Interest rate swaps for customers		82,926		82,926
Foreign currency exchange contracts	3,159			3,159
Total return swap			$5,127	5,127
	3,159	84,068	5,127	92,354
Other			124	124
	$29,894	$84,068	$5,251	$119,213

No transfers of assets and liabilities occurred among Levels 1, 2 or 3 for the three months ended March 31, 2013 and 2012.

Key Model Inputs and Assumptions
Key model unobservable input assumptions used to fair value certain asset-backed securities by class under Level 3 include the following at March 31, 2013:

ZIONS BANCORPORATION AND SUBSIDIARIES

(Dollars in thousands)	Fair value at March 31, 2013		Valuation approach	Constant default rate (“CDR”)	Loss severity	Prepayment rate
Asset-backed securities:
Trust preferred – predominantly banks	$851,431		Income	Pool specific [3]	100%	Pool specific [7]
Trust preferred – predominantly insurance	273,924		Income	Pool specific [4]	100%	5% per year
Trust preferred – individual banks	21,167		Market
	1,146,522	[1]
Trust preferred – real estate investment trusts	17,306		Income	Pool specific [5]	60-100%	0% per year
Other (including ABS CDOs)	27,120	[2]	Income	Collateral specific [6]	70-100%	Collateral weighted average life

1 Includes $1,003.1 million of AFS securities and $143.4 million of HTM securities.
2 Includes $15.4 million of AFS securities and $11.7 million of HTM securities.
3 CDR ranges: yr 1 – 0.32% to 3.14%; yrs 2-5 – 0.50% to 1.14%; yrs 6 to maturity – 0.58% to 0.72%.
4 CDR ranges: yr 1 – 0.30% to 0.31%; yrs 2-5 – 0.47% to 0.48%; yrs 6 to maturity – 0.50% to 0.54%.
5 CDR ranges: yr 1 – 3.4% to 7.7%; yrs 2-3 – 4.5% to 5.7%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.
6 These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.
7 Constant Prepayment Rate (“CPR”) ranges: 10.0% to 21.84% annually until 2016; 2016 to maturity – 3.0% annually.
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

The following presents the percentage of total fair value of predominantly bank trust preferred CDOs by vintage year (origination date) according to original rating:

(Dollars in thousands)
	Fair value at March 31, 2013	Percentage of total fair value according to original rating			Percentage of total fair value by vintage
Vintage year
		AAA	A	BBB

2001	$44,798	4.1%	1.1%	0.1%	5.3%
2002	211,329	22.2	2.7	—	24.9
2003	317,416	24.7	12.5	—	37.2
2004	167,780	8.0	11.7	—	19.7
2005	16,503	1.1	0.8	—	1.9
2006	55,365	2.7	3.5	0.3	6.5
2007	38,240	4.5	—	—	4.5
	$851,431	67.3%	32.3%	0.4%	100.0%

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended March 31, 2013
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2012	$16,551	$949,271	$16,403	$6,515	$15,160	$64,223	$(5,127)	$(124)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	21	815	63	1	5
Dividends and other investment income						2,989
Equity securities gains, net						2,399
Fixed income securities gains, net	21	3,226			30
Net impairment losses on investment securities		(9,714)
Other noninterest expense								(71)
Other comprehensive income	725	78,650	840	8	2,651
Purchases						959
Sales						(733)
Redemptions and paydowns	(275)	(19,146)		—	(2,453)	(131)	252
Balance at March 31, 2013	$17,043	$1,003,102	$17,306	$6,524	$15,393	$69,706	$(4,875)	$(195)

	Level 3 Instruments
	Three Months Ended March 31, 2012
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2011	$17,381	$929,356	$18,645	$70,020	$43,546	$62,327	$(5,422)	$(86)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	43	2,553	40	1	80
Dividends and other investment income						2,665
Equity securities gains, net						9,067
Fixed income securities gains, (losses), net		4,552		1,888	(5,773)
Net impairment losses on investment securities		(10,209)
Other noninterest expense								(119)
Other comprehensive income (loss)	(40)	30,199	(2,685)	789	5,314
Purchases						1,688
Sales						(2,582)
Redemptions and paydowns	(275)	(20,581)		(31,825)	(2,845)	(91)	204
Balance at March 31, 2012	$17,109	$935,870	$16,000	$40,873	$40,322	$73,074	$(5,218)	$(205)

ZIONS BANCORPORATION AND SUBSIDIARIES

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses):

(In thousands)	Three Months Ended March 31,

	2013	2012

Dividends and other investment income	$15	$—
Fixed income securities gains, net	3,277	667

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In thousands)	Fair value at March 31, 2013				Fair value at December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$8,483	$8,483	$—	$—	$23,524	$23,524
Impaired loans	—	10,978	—	10,978	—	3,789	—	3,789
Private equity investments, carried at cost	—	—	5,242	5,242	—	—	13,520	13,520
Other real estate owned	—	34,124	—	34,124	—	58,954	—	58,954
	$—	$45,102	$13,725	$58,827	$—	$62,743	$37,044	$99,787

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended March 31,
	2013	2012
ASSETS
HTM securities adjusted for OTTI	$(403)	$—
Impaired loans	(883)	(2,401)
Private equity investments, carried at cost	(820)	(1,582)
Other real estate owned	(4,691)	(7,332)
	$(6,797)	$(11,315)

HTM securities adjusted for OTTI were fair valued according to the methodology discussed elsewhere herein. Private equity investments carried at cost were fair valued according to the methodology discussed previously under Private Equity Investments. In previous reporting periods, the disclosure of private equity investments carried at cost was included with the private equity investments under the equity method of accounting. This revised disclosure had no effect on the Company’s financial statements or results of operations in the prior year first quarter. The amounts of private equity investments carried at cost were $70.8 million at March 31, 2013 and $74.8 million at December 31, 2012. Additionally, the amounts of other noninterest-bearing investments carried at cost were $229.4 million at March 31, 2013 and $232.5 million at December 31, 2012, which were comprised of Federal Reserve and Federal Home Loan Bank stock.

During the three months ended March 31, we recognized net gains of $3.9 million in 2013 and $2.8 million in 2012 from the sale of OREO properties that had a carrying value at the time of sale of approximately $22.0 million and $35.2 million, respectively. Previous to their sale in these periods, we recognized impairment on these properties of $0.1 million in 2013 and $0.7 million in 2012.

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

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	March 31, 2013		December 31, 2012
(In thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
HTM investment securities	$736,158	$684,668	$756,909	$674,741
Loans and leases (including loans held for sale), net of allowance	37,082,197	37,104,558	37,020,811	37,024,198
Financial liabilities:
Time deposits	2,889,903	2,911,819	2,962,931	2,988,714
Foreign deposits	1,528,745	1,528,381	1,804,060	1,803,625
Other short-term borrowings	—	—	5,409	5,421
Long-term debt (less fair value hedges)	2,345,545	2,676,392	2,329,323	2,636,422
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

The fair value of loans is estimated according to their status as nonimpaired or impaired. For nonimpaired loans, the fair value is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the

ZIONS BANCORPORATION AND SUBSIDIARIES

estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses incorporate many of the inputs used to estimate the ALLL for our loan portfolio and are adjusted quarterly as necessary to reflect the most recent loss experience. Impaired loans are already considered to be held at fair value, except those whose fair value is determined by discounting cash flows, as discussed previously. See Impaired Loans in Note 5 for details on the impairment measurement method for impaired loans. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio. Accordingly, our estimates of fair value for loans are categorized as Level 3.

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

10.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In thousands)	March 31, 2013	December 31, 2012

Commitments to extend credit	$14,360,762	$14,277,347
Standby letters of credit:
Financial	804,803	774,427
Performance	175,204	190,029
Commercial letters of credit	84,773	91,978
The Company’s 2012 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At March 31, 2013, the Company had recorded approximately $9.5 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $5.5 million attributable to the RULC and $4.0 million of deferred commitment fees.
At March 31, 2013, the Parent has guaranteed $300 million of debt of affiliated trusts issuing trust preferred securities. However, as a result of the subsequent event reported in Note 7, the Company canceled $285 million of this guarantee upon the redemption of the Zions Capital Trust B trust preferred securities.

At March 31, 2013, we had commitments for private equity and other noninterest-bearing investments of $31.1 million. These obligations have no stated maturity.

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

•
the practices of our subsidiary, Contango Capital Advisors, Inc., relative to certain investment products acquired by Contango clients from sponsors and issuers unaffiliated with us (conducted by the staff of the Salt Lake City office of the SEC); and

•
the practices of our subsidiary, Zions Bank, and former subsidiary, NetDeposit, LLC, relating primarily to payment processing for allegedly fraudulent telemarketers connected with the Reyes case noted previously (conducted by the United States Attorneys Office for the Eastern District of Pennsylvania).

At least quarterly, we review outstanding and new legal matters, utilizing then available information. In accordance with applicable accounting guidance, if we determine that a loss from a matter is probable and the amount of the

ZIONS BANCORPORATION AND SUBSIDIARIES

loss can be reasonably estimated, we establish an accrual for the loss. In the absence of such a determination, no accrual is made. Once established, accruals are adjusted to reflect developments relating to the matters.

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to estimate such a range only for a limited number of matters. We currently estimate the aggregate range of reasonably possible losses for those matters to be from $0 million to not more than $80 million in excess of amounts accrued. This estimated range of reasonably possible losses is based on information currently available as of March 31, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

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

11.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012

Service cost	$—	$13	$—	$—	$8	$9
Interest cost	1,739	1,892	101	115	10	12
Expected return on plan assets	(3,027)	(2,827)
Amortization of prior service cost (credit)			31	31	(37)	(61)
Amortization of net actuarial (gain) loss	2,157	2,345	17	(28)	(19)	(22)
Net periodic benefit cost (credit)	$869	$1,423	$149	$118	$(38)	$(62)

ZIONS BANCORPORATION AND SUBSIDIARIES

As disclosed in the Company’s 2012 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

12.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of March 31, 2013, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 102 branches in Utah and 26 branches in Idaho. CB&T operates 102 branches in California. Amegy operates 84 branches in Texas. NBAZ operates 72 branches in Arizona. NSB operates 52 branches in Nevada. Vectra operates 38 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon.

The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank financial service subsidiaries, TCBO, and eliminations of transactions between segments. The Parent’s operations are significant to the Other segment. Net interest income is substantially affected by the Parent’s interest on long-term debt. Net impairment losses on investment securities relate to the Parent. ZMSC provides internal technology and operational services to affiliated operating businesses of the Company. ZMSC charges most of its costs to the affiliates on an approximate break-even basis.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended March 31, 2013 and 2012:

(In millions)	Zions Bank		CB&T		Amegy		NBAZ		NSB
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$151.5	$167.6	$114.6	$117.2	$95.4	$95.5	$40.5	$42.0	$27.4	$31.2
Provision for loan losses	1.8	40.5	(6.8)	(2.9)	(13.8)	(23.3)	—	6.5	(0.2)	(6.7)
Net interest income after provision for loan losses	149.7	127.1	121.4	120.1	109.2	118.8	40.5	35.5	27.6	37.9
Net impairment losses on investment securities	—	—	—	—	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	—	(9.2)	—	—	—	—	—	—
Other noninterest income	50.3	60.3	21.6	19.1	38.4	32.4	8.2	7.7	8.9	7.9
Noninterest expense	115.0	122.0	90.3	81.2	84.2	82.0	34.2	37.8	31.7	35.3
Income (loss) before income taxes	85.0	65.4	52.7	48.8	63.4	69.2	14.5	5.4	4.8	10.5
Income tax expense (benefit)	31.0	22.9	20.8	19.1	21.3	23.3	5.4	2.1	1.6	3.6
Net income (loss)	$54.0	$42.5	$31.9	$29.7	$42.1	$45.9	$9.1	$3.3	$3.2	$6.9
AVERAGE BALANCE SHEET DATA
Total assets	$17,055	$17,256	$10,922	$10,834	$12,690	$12,035	$4,592	$4,467	$4,052	$4,125
Cash and due from banks	350	365	175	186	321	361	69	70	86	89
Money market investments	2,507	2,256	1,327	1,080	2,183	2,229	479	616	994	948
Total securities	1,239	1,441	344	343	412	342	274	274	742	752
Total loans	12,357	12,534	8,275	8,344	8,595	7,965	3,552	3,280	2,098	2,203
Total deposits	14,743	14,704	9,309	9,113	10,291	9,473	3,894	3,709	3,593	3,568
Shareholder’s equity:
Preferred equity	280	480	162	262	251	488	180	305	139	260
Common equity	1,509	1,386	1,327	1,281	1,744	1,645	401	352	298	275
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,789	1,866	1,489	1,543	1,995	2,133	581	657	437	535
	Vectra		TCBW		Other		Consolidated Company
	2013	2012	2013	2012	2013	2012	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$25.6	$25.7	$6.5	$7.1	$(43.4)	$(48.8)	$418.1	$437.5
Provision for loan losses	(8.6)	1.0	(0.9)	0.6	(0.5)	—	(29.0)	15.7
Net interest income after provision for loan losses	34.2	24.7	7.4	6.5	(42.9)	(48.8)	447.1	421.8
Net impairment losses on investment securities	—	—	—	—	(10.1)	(10.2)	(10.1)	(10.2)
Loss on sale of investment securities to Parent	—	—	—	—	—	9.2	—	—
Other noninterest income	7.0	5.4	1.0	0.9	(4.1)	(11.7)	131.3	122.0
Noninterest expense	25.1	24.9	4.9	4.7	11.9	4.4	397.3	392.3
Income (loss) before income taxes	16.1	5.2	3.5	2.7	(69.0)	(65.9)	171.0	141.3
Income tax expense (benefit)	5.8	1.6	1.2	0.9	(26.5)	(21.6)	60.6	51.9
Net income (loss)	$10.3	$3.6	$2.3	$1.8	$(42.5)	$(44.3)	$110.4	$89.4
AVERAGE BALANCE SHEET DATA
Total assets	$2,463	$2,364	$880	$897	$1,207	$602	$53,861	$52,580
Cash and due from banks	52	51	19	20	(9)	(19)	1,063	1,123
Money market investments	46	66	181	185	395	(98)	8,112	7,282
Total securities	184	224	101	122	519	437	3,815	3,935
Total loans	2,092	1,933	565	555	64	68	37,598	36,882
Total deposits	2,107	2,027	735	747	(262)	(970)	44,410	42,371
Shareholder’s equity:
Preferred equity	70	70	3	15	145	475	1,230	2,355
Common equity	227	202	82	76	(598)	(572)	4,990	4,645
Noncontrolling interests	—	—	—	—	(4)	(2)	(4)	(2)
Total shareholder’s equity	297	272	85	91	(457)	(99)	6,216	6,998

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security	FICO	Fair Isaac Corporation
ACL	Allowance for Credit Losses	FRB	Federal Reserve Board
AFS	Available-for-Sale	GAAP	Generally Accepted Accounting Principles
ALCO	Asset/Liability Committee	HECL	Home Equity Credit Line
ALLL	Allowance for Loan and Lease Losses	HTM	Held-to-Maturity
Amegy	Amegy Corporation	IA	Indemnification Asset
AOCI	Accumulated Other Comprehensive Income	IFRS	International Financial Reporting Standards
ASC	Accounting Standards Codification	ISDA	International Swap Dealer Association
ASU	Accounting Standards Update	LGD	Loss Given Default
ATM	Automated Teller Machine	LIBOR	London Interbank Offered Rate
bps	basis points	Lockhart	Lockhart Funding LLC
CB&T	California Bank & Trust	MCC	Model Control Committee
CDO	Collateralized Debt Obligation	MVE	Market Value of Equity
CDR	Constant Default Rate	NBAZ	National Bank of Arizona
CLTV	Combined Loan-to-Value Ratio	NPR	Notices of Proposed Rulemaking
CPR	Constant Prepayment Rate	NRSRO	Nationally Recognized Statistical Rating Organization
CRE	Commercial Real Estate	NSB	Nevada State Bank
DB	Deutsche Bank AG	OCC	Office of the Comptroller of the Currency
DBRS	Dominion Bond Rating Service	OCI	Other Comprehensive Income
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	OREO	Other Real Estate Owned
DTA	Deferred Tax Asset	OTC	Over-the-Counter
DTL	Deferred Tax Liability	OTTI	Other-Than-Temporary Impairment
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	Parent	Zions Bancorporation
FASB	Financial Accounting Standards Board	PCI	Purchased Credit-Impaired
FDIC	Federal Deposit Insurance Corporation	PD	Probability of Default
FHLB	Federal Home Loan Bank	PIK	Payment in Kind

ZIONS BANCORPORATION AND SUBSIDIARIES

REIT	Real Estate Investment Trust	TCBO	The Commerce Bank of Oregon
RULC	Reserve for Unfunded Lending Commitments	TCBW	The Commerce Bank of Washington
SBA	Small Business Administration	TDR	Troubled Debt Restructuring
SBIC	Small Business Investment Company	TRS	Total Return Swap
SEC	Securities and Exchange Commission	Vectra	Vectra Bank Colorado
SOC	Securitization Oversight Committee	Zions Bank	Zions First National Bank
TARP	Troubled Asset Relief Program	ZMSC	Zions Management Services Company

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2012 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The Company reported net earnings applicable to common shareholders of $88.3 million, or $0.48 per diluted share for the first quarter of 2013, compared to $25.5 million, or $0.14 per diluted share for the same prior year period. The following changes had a favorable impact on net earnings:

•	$44.7 million decrease in the provision for loan losses;

•	$41.8 million decrease in preferred stock dividends;

•	$14.8 million decrease in total interest expense;

•	$5.8 million decrease in other real estate expense; and

•	$3.7 million increase in other service charges, commissions and fees.
The impact of these items was partially offset by the following:

•	$34.1 million decrease in total interest income;

•	$14.8 million increase in other noninterest expense;

•	$8.8 million increase in income taxes;

•	$6.3 million decrease in equity securities gains; and

•	$5.2 million increase in salaries and employee benefits.
During 2009, the Company executed a subordinated debt modification and exchange transaction. The original discount on the convertible subordinated debt was $679 million and the remaining discount at March 31, 2013 was $137 million. It included the following components:

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

Excluding the impact of these noncash expenses, income before income taxes and subordinated debt conversions for the first three months of 2013 was $182.9 million compared to $164.6 million for the first quarter of 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

IMPACT OF CONVERTIBLE SUBORDINATED DEBT

	Three Months Ended
(In millions)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Income before income taxes (GAAP)	$171.0	$87.5	$170.3	$142.5	$141.3
Convertible subordinated debt discount amortization	11.6	11.0	10.5	10.7	11.1
Accelerated convertible subordinated debt discount amortization	0.3	1.1	2.0	16.2	12.2
Income before income taxes and subordinated debt conversions (non-GAAP)	$182.9	$99.6	$182.8	$169.4	$164.6
The impact of the conversion of subordinated debt into preferred stock is further discussed in the “Capital Management” section.

Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of the Company’s revenue. For the first three months of 2013, taxable-equivalent net interest income was $422.3 million, compared to $442.3 million for the first quarter of 2012, and $434.3 million for the fourth quarter of 2012. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

Net interest margin in 2013 vs. 2012
The net interest margin was 3.44% and 3.69% for the first three months of 2013 and 2012, respectively, and 3.47% for the fourth quarter of 2012. The decreased net interest margin for the first quarter of 2013 compared to the first quarter of 2012 resulted primarily from:

•	lower yields on loans and AFS investment securities; and

•	increased balance of low-yielding money market investments.
The impact of these items was partially offset by the following favorable developments:

•	lower yields on deposit funding; and

•	lower yields on long-term debt.
Even though the Company’s average loan portfolio, excluding FDIC-supported loans, was $930 million higher in the first three months of 2013 than for the same prior year period, the average interest rate earned on those assets was 43 bps lower. This decline in interest income was primarily caused by (1) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (2) maturing loans, many of which had rate floors, being replaced with new loans at lower original coupons and/or lower floors compared to the rates at which loans were originated when spreads were higher.

The yield earned on AFS securities during the first quarter of 2013 was 67 bps lower than in the comparable prior year period. The interest rates for most of the securities in the AFS securities portfolio are based on variable rate indexes such as the 3-month LIBOR rate, which decreased considerably between these reporting periods. Additionally, the lower yield can also be ascribed to accelerated premium amortization on certain SBA loan securities due to increased paydowns.

During the first quarter of 2013, most of the Company’s excess liquidity was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments increased to 16.3% of total interest-earning assets in the first quarter of 2013 compared to 15.1% in the comparable prior year period. The average rate earned by these investments remained practically unchanged between these time periods.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest-bearing demand deposits provided the Company with low cost funding and comprised 38.8% of average total deposits in the first three months of 2013 compared to 37.0% for the same period in 2012. Additionally, the average rate paid on interest-bearing deposits in the first quarter of 2013 decreased by 12 bps when compared to the first quarter of 2012. As a practical matter, it is becoming difficult to reduce deposit costs further as those costs approach zero.

During the first quarter of 2013, the average interest rate of long-term debt was 270 bps lower than in the same prior year period. This can be attributed to the lower accelerated amortization of convertible subordinated debt discount. Refer to the “Liquidity Management Actions” section for more information.

See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.

The spread on average interest-bearing funds was 3.08%, and 3.24% for the first quarters of 2013 and 2012, respectively. The spread on average interest-bearing funds for the first three months of 2012 was affected by the same factors that had an impact on the net interest margin.

If we assume no further changes in volume of earning assets, we expect net interest income to decline further by a moderate amount, as the aforementioned factors such as loan repricing are expected to continue. Furthermore, competitive pricing pressures on loans and lower benchmark indices (such as LIBOR) have resulted in lower rates achieved on new loan production compared to those produced in the past, and that competitive pressure may intensify in part due to the current U.S. monetary policy, which has resulted in a significant increase in the money supply, but has not yet resulted in strong borrowing demand by qualified customers. Nevertheless, we believe we can offset much of the pressure on the net interest margin primarily through loan growth and debt refinancing/reduction, and have indicated that we believe net interest income is likely to remain generally stable over the next year compared to the first quarter of 2013, although the quarterly path is likely to exhibit some volatility.

The unamortized discount on convertible subordinated debt was $137 million as of March 31, 2013, or 30.1% of the $457 million of remaining outstanding convertible subordinated notes, and will be amortized to interest expense over the remaining life of the debt using the interest method. At December 31, 2012, the unamortized discount on the convertible subordinated debt was $149 million, or 32.6% of the $458 million of convertible subordinated notes that were outstanding at that time.

The Company expects to remain “asset-sensitive” with regard to interest rate risk. The current period of historically low interest rates has lasted for several years. During this time, the Company has maintained an interest rate risk position that is more asset sensitive than it was prior to the economic crisis, and more than most peers, and it expects to maintain this more asset-sensitive position for what may be a prolonged period. With interest rates at historically low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience. Further detail on interest rate risk is discussed in ”Interest Rate Risk” on page 79 of the Company’s 2012 Annual Report on Form 10-K, and in this filing in “Interest Rate Risk.”

The following schedule summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$8,111,798	$5,439	0.27%	$7,282,245	$4,628	0.26%
Securities:
Held-to-maturity	756,739	9,536	5.11%	799,741	10,999	5.53%
Available-for-sale	3,035,592	18,002	2.41%	3,093,827	23,704	3.08%
Trading account	22,620	190	3.41%	41,189	338	3.30%
Total securities	3,814,951	27,728	2.95%	3,934,757	35,041	3.58%
Loans held for sale	204,597	1,764	3.50%	174,902	1,502	3.45%
Loans [2]:
Loans and leases	37,099,182	427,605	4.67%	36,168,859	459,009	5.10%
FDIC-supported loans	498,654	26,349	21.43%	712,877	23,559	13.29%
Total loans	37,597,836	453,954	4.90%	36,881,736	482,568	5.26%
Total interest-earning assets	49,729,182	488,885	3.99%	48,273,640	523,739	4.36%
Cash and due from banks	1,063,314			1,122,979
Allowance for loan losses	(884,363)			(1,048,446)
Goodwill	1,014,129			1,015,129
Core deposit and other intangibles	49,069			65,837
Other assets	2,889,354			3,150,956
Total assets	$53,860,685			$52,580,095
LIABILITIES
Interest-bearing deposits:
Savings and money market	$22,735,258	10,412	0.19%	$21,901,941	15,364	0.28%
Time	2,935,316	4,475	0.62%	3,369,323	6,640	0.79%
Foreign	1,528,665	755	0.20%	1,408,409	1,409	0.40%
Total interest-bearing deposits	27,199,239	15,642	0.23%	26,679,673	23,413	0.35%
Borrowed funds:
Securities sold, not yet purchased	494	—	—%	22,758	191	3.38%
Federal funds purchased and security repurchase agreements	289,918	73	0.10%	528,662	154	0.12%
Other short-term borrowings	3,837	19	2.01%	48,394	434	3.61%
Long-term debt	2,331,314	50,899	8.85%	1,991,776	57,207	11.55%
Total borrowed funds	2,625,563	50,991	7.88%	2,591,590	57,986	9.00%
Total interest-bearing liabilities	29,824,802	66,633	0.91%	29,271,263	81,399	1.12%
Noninterest-bearing deposits	17,211,214			15,691,499
Other liabilities	608,206			619,231
Total liabilities	47,644,222			45,581,993
Shareholders’ equity:
Preferred equity	1,229,708			2,355,549
Common equity	4,990,317			4,644,722
Controlling interest shareholders’ equity	6,220,025			7,000,271
Noncontrolling interests	(3,562)			(2,169)
Total shareholders’ equity	6,216,463			6,998,102
Total liabilities and shareholders’ equity	$53,860,685			$52,580,095
Spread on average interest-bearing funds			3.08%			3.24%
Taxable-equivalent net interest income and net yield on interest-earning assets		$422,252	3.44%		$442,340	3.69%
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

The provision for loan losses for the first quarter of 2013 was $(29.0) million compared to $15.7 million for the comparable prior year period. During the past few years, the Company has experienced a significant improvement in credit quality metrics, including lower levels of criticized and classified loans and lower realized loss rates in most loan segments. However, the Company continues to exercise caution with regard to the appropriate level of the allowance for loan losses, given the slow economic recovery. At March 31, 2013, classified loans were $1.9 billion compared to $2.3 billion at March 31, 2012.

Net loan and lease charge-offs declined to $18 million in the first quarter of 2013 from $55 million in the same prior year period. In the first quarter of 2013, the annualized ratio of net loan and lease charge-offs to average loans declined to 0.19%, and is approaching pre-recessionary levels. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

During the first three months of 2013, the Company recorded a $(6.4) million provision for unfunded lending commitments compared to $(3.7) million for the same prior year period. The decreased provision was primarily caused by improvements in credit quality. During the last few years, the credit quality of unfunded loans improved more rapidly than the increase in unfunded loan commitments, allowing the Company to release previously recorded reserves. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as fluctuations in credit quality.

Although classified and nonperforming loan volumes continue to be elevated when compared to long-term historical levels, most measures of credit quality continued to show improvement during the first quarter of 2013. Barring any significant economic downturn, we expect the Company’s credit costs to remain low for the next several quarters.

Noninterest Income
Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. For the first three months of 2013, noninterest income was $121.2 million compared to $111.8 million in the same prior year period.

Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees increased by $3.7 million in the first quarter of 2013 compared to the same prior year period. Most of the increase can be attributed to higher loan fees due in part to greater loan production activity, as well as higher fees earned from arranging interest rate swaps for customers. Such swaps serve the purpose of protecting customers from higher debt service burdens in a rising interest rate environment. See Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2012 Annual Report on Form 10-K for information regarding the reclassification of fees.

ZIONS BANCORPORATION AND SUBSIDIARIES

Capital markets and foreign exchange includes trading income, public finance fees, foreign exchange income, and other capital market related fees. In the first quarter of 2013, these fees were $7.5 million compared to $5.7 million in the same prior year period. The increase was primarily caused by higher foreign exchange income. In 2012, in anticipation of the adoption of the “Volcker Rule” of the Dodd-Frank Act, the Company discontinued the trading of corporate bonds.

Dividends and other investment income consists of revenue from the Company’s bank-owned life insurance program, dividends from FHLB and Federal Reserve Bank stock, and earnings from other equity investments including Federal Agricultural Mortgage Corporation and certain alternative venture investments. For the first three months of 2013, this income increased by 34.2% from the same prior year period, mainly due to increased earnings from unconsolidated subsidiaries and bank-owned life insurance.

Loan sales and servicing income increased by $2.6 million during the first quarter of 2013, or 31.1% from the same prior year period. This increase is primarily due to larger gains from loan sales and recognition of retained servicing rights.

During the first three months of 2013, the Company recorded $2.8 million in equity securities gains, compared to $9.1 million in the same prior year period. The decrease is primarily attributable to reduced gains in 2013 related to SBIC investments.

Fixed income securities gains were $3.3 million in the first quarter of 2013, compared to $0.7 million in the same prior year period. Gains in 2013 were primarily the result of cash principal payments received on CDOs that had been previously written down.

The Company recognized net impairment losses on CDO investment securities of $10.1 million and $10.2 million during the first quarters of 2013 and 2012, respectively. See “Investment Securities Portfolio” for additional information.

Other noninterest income was $6.2 and $4.0 million for the first three months of 2013 and 2012, respectively. Most of the income recognized in the first quarter of 2013 is related to one-time recoveries on FDIC loans.

Noninterest Expense
Noninterest expense increased by 1.3% to $397.3 million in the first quarter of 2013 compared to the same prior year period. The increase was primarily caused by higher write-downs of the FDIC indemnification asset, which is included in other noninterest expense. The impact of this increase was partially mitigated by the fact that the Company continued to make significant progress in resolving problem loans and improving the credit quality of its loan portfolio. This resulted in significantly lower other real estate and credit-related expenses, and contributed to lower FDIC premiums.

Salaries and employee benefits for the first three months of 2013 increased by 2.3% from the same period in 2012. Most of the increase can be attributed to accrued bonuses, which will be paid to employees if certain targets are met.

Other real estate expense in the first quarter of 2013 was 74.7% lower than in the comparable prior year period. The decrease is primarily due to a 43.3% reduction in OREO balances between these two periods, lower write-downs of OREO values during work-out, as well as larger net gains from OREO property sales.

Credit-related expense includes costs incurred during the foreclosure process prior to the Company obtaining title to collateral and recording an asset in OREO, as well as other out-of-pocket costs related to the management of problem loans and other assets. During the first quarters of 2013 and 2012, credit-related expense was $10.5 million and $13.5 million, respectively. The decrease is primarily attributable to lower legal, property tax, and collection costs due to lower levels of problem credits compared to the prior year period.

ZIONS BANCORPORATION AND SUBSIDIARIES

FDIC premiums for the first quarter of 2013 decreased by 11.1% when compared to the same prior year period. This decrease resulted from the improved risk factors employed in the calculation of this assessment.

Other noninterest expense for the first quarters of 2013 and 2012 was $78.1 million and $63.3 million, respectively. The increase is primarily the result of larger write-downs of the FDIC indemnification asset related to loans purchased from the FDIC in 2009. These write-downs were caused primarily by early loan pay-offs on some of these loans.

We expect noninterest expense to generally remain stable in the foreseeable future, with further reduction in credit-related costs, offset by increased salary and software costs.

As of March 31, 2013, the Company had 10,300 full-time equivalent employees, compared to 10,514 at March 31, 2012.

Income Taxes
The Company’s income tax expense for the first quarter of 2013 was $60.6 million compared to $51.9 million for the same period in 2012. The effective income tax rates, including the effects of noncontrolling interests, were 35.4% for the first three months of 2013 and 36.6% for the first three months of 2012. The tax expense rate for the first quarter of 2013 was benefited primarily by the nontaxability of certain income items. The tax expense rate for the first quarter of 2012 was increased primarily by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during the quarter.

The Company had a net deferred tax asset (“DTA”) balance of $381 million at March 31, 2013, compared to $406 million at December 31, 2012. The decrease in the DTA resulted primarily from loan charge-offs in excess of loan loss provisions, fair value adjustments related to securities, and the payout of accrued compensation. The decrease in the deferred tax liability related to premises and equipment and FDIC-supported transactions that offset some of the overall decrease in DTA. The Company did not record an additional valuation allowance as of March 31, 2013. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carry back net operating losses to prior tax periods, execute tax planning strategies that are prudent and feasible, and rely on current forecasts of future taxable income, including the reversal of deferred tax liabilities (“DTLs”), which can absorb losses generated in or carried forward to a particular tax year. After evaluating all of the factors and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed. In addition, the Company has pursued strategies that may have the effect of mitigating the future possibility of a DTA valuation allowance.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Average interest-earning assets were $49.7 billion for the first three months of 2013 compared to $48.3 billion for the same prior year period. Average interest-earning assets as a percentage of total average assets for the first three months of 2013 was 92.3%, compared to 91.8% for the same prior year period.

Average total loans were $37.6 billion and $36.9 billion for the first three months of 2013 and 2012, respectively. The ratio of average loans as a percentage of total average assets for the first three months of 2013 was 69.8% compared to 70.1% in the corresponding prior year period.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, increased by 11.4% to $8.1 billion for the first three months of 2013 compared to $7.3 billion in the same period of 2012. Average securities decreased by 3.0% from the first quarter of 2012. Increased deposits combined with moderate loan growth resulted in higher balances of excess cash available for money market investments. Average total deposits increased by 4.8% while average total loans increased by 1.9% for the first three months of 2013 when compared to the same prior year period.

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

We have included selected credit rating information for certain of the investment securities schedules because this information is one indication of the degree of credit risk to which we are exposed, and significant declines in ratings for our investment portfolio could indicate an increased level of risk for the Company. The Dodd-Frank Act required that after July 21, 2011, federal agencies could no longer mandate the use of rating agency ratings. Final regulations and effective dates for this provision were issued in June 2012. Pursuant to these rules, during 2012, the Company began relying on its internal credit quality methodology to determine credit quality grading for regulatory reporting purposes for investment securities held by the subsidiary banks, which had the effect of improving the credit quality grades on some of the securities. The credit quality grading of securities is performed in accordance with SR 12-15, Investing in Securities without Reliance on Nationally Recognized Statistical Ratings Organization Ratings, and other related regulatory guidance. The Company considers factors including, but not limited to, the extent of over-collateralization and securities’ performance under stress scenarios. Though they are based upon common factors, the credit quality grades do not directly impact either fair value or OTTI.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	March 31, 2013			December 31, 2012
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$517	$517	$530	$525	$525	$537
Asset-backed securities:
Trust preferred securities – banks and insurance	255	200	143	255	213	126
Other	22	19	12	22	19	12
	794	736	685	802	757	675
Available-for-sale
U.S. Treasury securities	54	55	55	104	105	105
U.S. Government agencies and corporations:
Agency securities	274	277	277	109	113	113
Agency guaranteed mortgage-backed securities	373	390	390	407	425	425
Small Business Administration loan-backed securities	1,086	1,115	1,115	1,124	1,153	1,153
Municipal securities	70	71	71	75	76	76
Asset-backed securities:
Trust preferred securities – banks and insurance	1,571	1,003	1,003	1,596	949	949
Trust preferred securities – real estate investment trusts	41	17	17	41	16	16
Auction rate securities	7	7	7	7	7	7
Other	23	19	19	26	19	19
	3,499	2,954	2,954	3,489	2,863	2,863
Mutual funds and other	336	334	334	228	228	228
	3,835	3,288	3,288	3,717	3,091	3,091
Total	$4,629	$4,024	$3,973	$4,519	$3,848	$3,766

The amortized cost of investment securities on March 31, 2013 increased by 2.4% from the balances at December 31, 2012. The increase from December 31, 2012, was primarily due to the purchase of Export-Import Bank securities in the first quarter of 2013 that are categorized as agency securities.

As of March 31, 2013, 11.6% of the $3.3 billion fair value of the available-for-sale (“AFS”) securities portfolio was valued at Level 1, 56.2% was valued at Level 2, and 32.2% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. At December 31, 2012, 10.4% of the $3.1 billion fair value of the AFS securities portfolio was valued at Level 1, 57.1% was valued at Level 2, and 32.5% was valued at Level 3. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of AFS investment securities valued at Level 3 was $1,656 million at March 31, 2013 and the fair value of these securities was $1,059 million. The securities valued at Level 3 were comprised of ABS CDOs, primarily bank and insurance company trust preferred CDOs and REITs, and municipal securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at March 31, 2013 was $597 million. As of March 31, 2013, we believe that we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 AFS securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

The following schedule presents the Company’s CDOs according to performing tranches without credit impairment, and nonperforming tranches. These CDOs are the majority of our asset-backed securities and consist of both HTM and AFS securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

CDOs BY PERFORMANCE STATUS

	March 31, 2013
					Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value			March 31, 2013	December 31, 2012	Change
Performing CDOs
Predominantly bank CDOs	27	$774	$694	$560	$(134)	5.9%	72%	66%	6%
Insurance-only CDOs	22	447	443	331	(112)	7.9%	74%	72%	2%
Other CDOs	6	51	40	37	(3)	9.6%	73%	70%	3%
Total performing CDOs	55	1,272	1,177	928	(249)	6.7%	73%	68%	5%
Nonperforming CDOs [3]
Credit impairment prior to last 12 months	19	394	275	126	(149)	10.1%	32%	30%	2%
Credit impairment during last 12 months	39	732	432	179	(253)	11.4%	24%	25%	(1)%
Total nonperforming CDOs	58	1,126	707	305	(402)	11.0%	27%	26%	1%
Total CDOs	113	$2,398	$1,884	$1,233	$(651)	8.7%	51%	49%	2%
	December 31, 2012
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	28	$811	$727	$538	$(189)	7.8%	66%
Insurance-only CDOs	22	454	449	327	(122)	8.6%	72%
Other CDOs	6	54	43	38	(5)	9.4%	70%
Total performing CDOs	56	1,319	1,219	903	(316)	8.1%	68%
Nonperforming CDOs [3]
Credit impairment prior to last 12 months	18	369	251	109	(142)	10.7%	30%
Credit impairment during last 12 months	39	732	441	181	(260)	9.6%	25%
Total nonperforming CDOs	57	1,101	692	290	(402)	10.0%	26%
Total CDOs	113	$2,420	$1,911	$1,193	$(718)	9.0%	49%
1 Amounts presented are pretax.
2 Margin over related LIBOR index.
3 Defined as either deferring current interest (“PIKing”) or OTTI; the majority are predominantly bank CDOs.

As shown in the following schedule, the Company had nine of its CDO securities, representing 20.4% of the CDO portfolio’s fair value at March 31, 2013, that were upgraded by one or more NRSROs during the first three months of 2013. These upgrades were attributed to improvements in over-collateralization ratios and deleveraging.

ZIONS BANCORPORATION AND SUBSIDIARIES

BANK AND INSURANCE TRUST PREFERRED CDOs

	Three Months Ended March 31, 2013
(In millions)	No. of securities	Par amount	Amortized cost	Fair value
Rating changes [1]
Upgrade	9	$320	$283	$229
No change	93	1,952	1,519	896
Downgrade	—	—	—	—
	102	$2,272	$1,802	$1,125
1 By any rating agency (S&P, Fitch, Moody’s)

For the first quarter of 2013, the resulting average annual prepayment rate assumption for pools, which includes both large and small banks, is 14% for each year through 2015, followed by an annual prepayment rate assumption of 3% thereafter. For pools without large banks, we assume a 10% annual prepayment rate for each year through 2015 and 3% thereafter. Increased prepayment rates are generally favorable for the fair value of the most senior tranches and adverse to the fair value of the more junior tranches.

Refer to the Company’s 2012 Annual Report on Form 10-K for assumption changes made during 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

Valuation Sensitivity of Level 3 Bank and Insurance CDOs
The following schedule sets forth the sensitivity of the current internally modeled CDOs’ fair values to changes in the most significant assumptions utilized in the model.

SENSITIVITY OF INTERNAL MODEL

(Amounts in millions)
		Held-to-maturity			Available-for-sale
Fair value at March 31, 2013		$143			$978
		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				5.7%			24.5%
Projected loss percentage from currently performing collateral
1-year		0.3%		6.1%	0.4%		24.8%
years 2-5		1.8%		7.8%	1.5%		26.4%
years 6-30		10.9%		18.7%	9.5%		35.8%
Discount rate [3]
Weighted average spread over LIBOR		772	bp		846	bp
Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.8)			$(7.8)
	50%	(1.7)			(15.8)
	100%	(3.5)			(32.1)
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(8.1)			$(83.0)
	50%	(9.0)			(90.0)
	100%	(10.7)			(104.3)
Increase (decrease) in fair value due to increase in discount rate	+100 bp	$(12.0)			$(60.9)
	+ 200 bp	(22.7)			(115.0)
Increase (decrease) in fair value due to increase in Forward LIBOR Curve	+ 100 bp	$7.5			$34.3
Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$3.6			$22.5
increase in prepayment assumption[6]	+2%	7.1			44.2
1 The Company uses an incurred credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation. These current and projected losses are reflected in the CDO’s fair value.

[2]
Weighted average percentage of collateral that is defaulted due to bank failures, or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit-specific probability of default on deferring collateral which ranges from 11.94% to 100%.

3The discount rate is a spread over the LIBOR forward curve at the date of valuation.
4 Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30-year losses of 41.5% = 35.8%+50%(0.4%+1.5%+9.5%) and 47.2% = 35.8%+100%(0.4%+1.5%+9.5%), respectively.
5 Prepayment rate for small banks increased to 11% per year for the first 2.75 years and to 4% per year thereafter through maturity.

[6]	Prepayment rate for small banks increased to 12% per year for the first 2.75 years and to 5% per year thereafter through maturity.

The discount rates applicable to senior CDO tranches decreased during the first quarter of 2013 consistent with observed improved discount rates for riskier assets. The result was an increase in the fair values of the CDOs.

ZIONS BANCORPORATION AND SUBSIDIARIES

Bank Collateral Deferral Experience
The Company’s loss and recovery experience as of March 31, 2013 (and our Level 3 modeling assumption) is essentially a 100% loss on defaults of bank collateral in CDOs, although we have, to date, received several, generally small, recoveries on defaults. Our experience with deferring bank collateral has been that 51% has defaulted, and approximately 26% remains within the allowable deferral period. This 26% is comprised of 183 deferring bank holding companies. Events in late 2012 led the Company to increase its loss assumptions on these remaining deferrals, most of which are more than half way through their allowable deferral period. We expect that future losses on these deferrals may result from actions other than bank failures – primarily bankruptcies and debt restructurings.

In contrast, a significant number of previous deferrals have resumed interest payments; 83 issuing banks, with collateral aggregating to 23% of all deferrals and 48% of all surviving deferrals, have either come current and resumed interest payments on their trust preferred securities or have announced that they intend to do so at the next payment date. Banks may come current on their trust preferred securities for one or more quarters and then re-defer. Re-deferral is occurring in seven of the 83 banks which resumed payment after their initial election to defer. Further information on the Company’s valuation process is detailed in Note 9 of the Notes to Consolidated Financial Statements.

The following schedules provide additional information on the below-investment-grade rated bank and insurance trust preferred CDOs’ portion of the AFS and HTM portfolios. The schedules reflect data and assumptions that are included in the calculations of fair value and OTTI. The schedules utilize the lowest rating assigned by any rating agency to identify those securities below investment grade. The schedules segment the securities by whether or not they have been determined to have OTTI, and by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses. The best and worst pool-level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and the number of currently performing issuers noted in the Pool Level Performance and Projections for Below-investment-grade Rated Bank and Insurance Trust Preferred CDOs schedule are from the same security. The remaining statistics may not be from the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

BANK AND INSURANCE TRUST PREFERRED CDO VALUES CURRENTLY RATED BELOW INVESTMENT GRADE – SORTED BY WHETHER OTTI HAS BEEN TAKEN AND BY ORIGINAL RATINGS
As of March 31, 2013

			Total				Credit loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized loss	Current year	Life-to- date	Life-to- date
Original ratings of securities, no OTTI recognized:
Original AAA	23	32.9%	$701	$644	$495	$(149)	$—	$—	$(73)
Original A	15	15.7%	336	336	192	(144)	—	—	—
Original BBB	5	2.2%	46	46	21	(25)	—	—	—
Total Non-OTTI		50.8%	1,083	1,026	708	(318)	—	—	(73)
Original ratings of securities, OTTI recognized:
Original AAA	1	2.3%	50	44	24	(20)	—	(5)	(2)
Original A	46	43.7%	933	615	266	(349)	(9)	(321)	—
Original BBB	6	3.2%	67	6	3	(3)	(1)	(61)	—
Total OTTI		49.2%	1,050	665	293	(372)	(10)	(387)	(2)
Total noninvestment grade bank and insurance CDOs		100.0%	$2,133	$1,691	$1,001	$(690)	$(10)	$(387)	$(75)

	Average amount of each security held [2]
(In millions)	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)
Original ratings of securities, no OTTI recognized:
Original AAA	$29	$27	$21	$(6)
Original A	15	15	8	(7)
Original BBB	9	9	4	(5)
Original ratings of securities, OTTI recognized:
Original AAA	50	43	24	(19)
Original A	17	11	5	(6)
Original BBB	11	1	1	—

[1]	Valuation losses relate to securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.

[2]	The Company may have more than one holding of the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOs
As of March 31, 2013

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing[1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as a % of performing collateral [4]	Collateral- ization %[5]	Present value of expected cash flows discounted at effective rate as a % of par[6]	Lifetime additional projected loss from performing collateral [7]
Original Ratings of Securities, Non-OTTI:
Original AAA
Best	BB	22	20	2.6%	4.2%	79.9%	664.7%	100%	—
Weighted average				17.2	10.1	40.1	245.6	100	10.8%
Worst	CC	31	15	28.7	23.1	10.9	141.0	100	14.2
Original A
Best	B	32	32	—	—	27.0	309.3	100	11.3
Weighted average				1.5	5.0	19.9	155.1	100	12.3
Worst	CCC	6	4	4.0	9.3	9.9	129.6	100	13.7
Original BBB
Best	CCC	32	32	—	—	19.4	355.8	100	11.3
Weighted average				1.3	3.9	11.8	263.3	100	12.5
Worst	CC	21	18	4.0	9.3	3.6	156.0	100	13.7
Original Ratings of Securities, OTTI:
Original AAA
Single	CCC	43	26	19.9	18.8	24.9	197.8	100	9.7
Original A
Best	CC	35	31	0.8	—	(0.8)	96.9	100	—
Weighted average				12.5	11.5	(19.9)	57.8	70	11.9
Worst	C	3	—	33.3	25.1	(148.5)	17.8	17	18.5
Original BBB
Best	C	39	33	6.3	6.5	(8.3)	61.0	62	7.5
Weighted average				17.3	14.7	(43.4)	(211.8)	10	10.3
Worst	C	32	13	23.7	18.8	(81.2)	(400.7)	—	13.7

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

During the first quarter of 2013, the Company recognized credit-related net impairment losses on CDOs of $10.1 million, compared to losses of $10.2 million in the same prior year period. Approximately $6.2 million of the OTTI for the first quarter of 2013 was primarily due to an event of default on a CDO security. The remaining OTTI was attributable to various factors including credit deterioration of certain banks.

Exposure to State and Local Governments
The Company provides multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans and investment banking services, and the Company invests in securities issued by the municipalities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule summarizes the Company’s exposure to state and local municipalities:

MUNICIPALITIES

(In millions)	March 31, 2013	December 31, 2012

Loans and leases	$484	$494
Held-to-maturity – municipal securities	517	525
Available-for-sale – municipal securities	71	75
Available-for-sale – auction rate securities	7	7
Trading account – municipal securities	20	21
Unused commitments to extend credit	33	33
Total direct exposure to municipalities	$1,132	$1,155

Company policy requires that extensions of credit to municipalities be subjected to specific underwriting standards. At March 31, 2013, one municipality had $9 million of loans that were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 93% of the outstanding credits were originated by Zions Bank, Vectra, CB&T, and Amegy. See Note 5 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

All municipal securities are reviewed quarterly for OTTI; see Note 4 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local governmental entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 92% are rated by major credit rating agencies and were rated investment grade as of March 31, 2013. Municipal securities in the trading account are held for resale to customers. The Company also underwrites municipal bonds and sells most of them to third party investors.

European Exposure
The Company is monitoring global economic conditions and is aware of concerns over the creditworthiness of the governments of Portugal, Ireland, Italy, Greece, and Spain. The Company has not granted loans to and does not own securities issued by these governments, and does not have any material exposure to companies or individuals in those countries.

In the normal course of business, the Company may enter into transactions with subsidiaries of companies and financial institutions headquartered in Portugal, Ireland, Italy, Greece, or Spain. Such transactions may include deposits, loans, letters of credit, and derivatives, as well as foreign currency exchange agreements. As of March 31, 2013, these transactions did not present any material direct or indirect risk exposure to the Company. Among the derivative transactions, the Company has a TRS agreement with Deutsche Bank AG (“DB”) with regard to certain bank and insurance trust preferred CDOs. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding the TRS. If DB were unable to perform under the TRS, the agreement would terminate at little or no cost to Zions. A cancelation would have an immaterial impact on the balance sheet, and the Company would save approximately $5.4 million in fees quarterly. However, if the TRS were canceled, the Company would lose the potential future risk mitigation benefits of the TRS, and regulatory risk weighted assets under the Basel I framework would increase by approximately $3 billion, which would reduce regulatory risk-based capital ratios by approximately 6%, e.g., a risk based ratio of 10.0% would decline to approximately 9.4%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Loan Portfolio
As displayed in the following schedule, commercial and industrial loans were the largest category and constituted 30.5% of the Company’s loan portfolio at March 31, 2013. Construction and land development loans were 5.4% and 5.1% of total loans at March 31, 2013 and December 31, 2012, respectively. Construction and land development loans have declined significantly from a pre-recession level of 20.1% of total loans at the end of 2007.

LOAN PORTFOLIO DIVERSIFICATION

	March 31, 2013		December 31, 2012
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$11,504	30.5%	$11,257	29.9%
Leasing	390	1.0%	423	1.1%
Owner occupied	7,501	19.9%	7,589	20.1%
Municipal	484	1.3%	494	1.3%
Total commercial	19,879		19,763
Commercial real estate:
Construction and land development	2,039	5.4%	1,939	5.1%
Term	8,012	21.2%	8,063	21.4%
Total commercial real estate	10,051		10,002
Consumer:
Home equity credit line	2,125	5.6%	2,178	5.8%
1-4 family residential	4,408	11.7%	4,350	11.6%
Construction and other consumer real estate	320	0.8%	321	0.9%
Bankcard and other revolving plans	293	0.8%	307	0.8%
Other	208	0.5%	216	0.6%
Total consumer	7,354		7,372
FDIC-supported loans [1]	478	1.3%	528	1.4%
Total net loans	$37,762	100.0%	$37,665	100.0%
1 FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.

Most of the loan portfolio growth during the first three months of 2013 occurred in commercial and industrial, construction and land development, and 1-4 family residential loans. The impact of these increases was partially offset by declines in owner occupied, home equity credit lines, and term loans. The loan portfolio increased primarily at Amegy and CB&T, while balances declined primarily at Zions Bank and NBAZ.

Commercial and industrial, construction and land development, and 1-4 family residential consumer loans improved due to increased customer demand. Owner occupied loans declined mainly due to active management of the National Real Estate loan portfolio at Zions Bank. We expect construction and land development and commercial and industrial loans to grow at a moderate rate for the next several quarters. The balance of FDIC-supported loans will continue to decline primarily due to paydowns and payoffs.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other Noninterest-Bearing Investments
The following schedule sets forth the Company’s other noninterest-bearing investments:

(In millions)	March 31, 2013	December 31, 2012

Bank-owned life insurance	$458	$456
Federal Home Loan Bank stock	106	109
Federal Reserve stock	123	123
SBIC investments	51	46
Non-SBIC investment funds and other	103	107
Trust preferred securities	14	14
	$855	$855

Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first three months of 2013 increased by 4.8%, compared to the same prior year period, with average interest-bearing deposits increasing by 1.9% and average noninterest-bearing deposits increasing 9.7%. The increase in noninterest-bearing deposits was largely driven by increased deposits from business customers. The average interest rate paid for interest bearing deposits was 12 bps lower during the first three months of 2013 than in the comparable prior year period.

Core deposits at March 31, 2013, which exclude time deposits larger than $100,000 and brokered deposits, decreased by 3.6%, or $1,611 million, from December 31, 2012. The decrease from December 31, 2012 was mainly due to decreases in noninterest-bearing demand deposits and foreign deposits. Demand and savings and money market deposits comprised 90.1% of total deposits at March 31, 2013 compared to 89.7% at December 31, 2012.

During the first quarter of 2013 and throughout 2012, the Company maintained a low level of brokered deposits with the primary purpose of keeping that funding source available in case of future needs. At March 31, 2013, total deposits included $33 million of brokered deposits compared to $37 million at December 31, 2012.

See “Liquidity Risk Management” for additional information on funding and borrowed funds.

RISK ELEMENTS
Since risk is inherent in substantially all of the Company’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. We apply various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity and operational risks.

Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from the Company’s lending activities, as well as from off-balance sheet credit instruments, which include unfunded lending commitments.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Credit risk associated with counterparties to off-balance sheet credit instruments is generally limited to the hedging of interest rate risk through the use of swaps and futures. Our subsidiary banks that engage in this activity have ISDA agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between our subsidiaries and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. Some of the counterparties are domiciled in Europe; however, the Company’s maximum exposure that is not cash collateralized to any single counterparty was not material as of March 31, 2013.
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

The credit quality of the Company’s loan portfolio improved during 2012 and continued to do so during the first quarter of 2013. Nonperforming lending-related assets decreased by 8.3% and 33.6% from December 31, 2012 and March 31, 2012, respectively. Gross charge-offs for the first quarter of 2013 declined to $35 million from $80 million in the first quarter of 2012. Net charge-offs decreased to $18 million during the first quarter of 2013 from $55 million in the same prior year period.

A more comprehensive discussion of our credit risk management is contained in the Company’s 2012 Annual Report on Form 10-K.
FDIC-Supported Loans
The Company’s loan portfolio includes loans that were acquired from failed banks in 2009: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts. The Company does not expect total losses to exceed this higher threshold because acquired loans have performed better than originally expected. FDIC-supported loans represented 1.3% of Company’s total loan portfolio at March 31, 2013 compared to 1.4% at December 31, 2012. See Note 5 of the Notes to Consolidated Financial Statements for additional information about the expiration of the loss sharing agreements and valuation of these purchased loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

NET LOSSES COVERED BY FDIC LOSS SHARING AGREEMENT

	Inception through March 31, 2013
(In millions)	Total actual net losses	Threshold

Alliance Bank	$170	$275
Vineyard Bank	204	465
Great Basin Bank	11	40
	$385	$780
Government Agency Guaranteed Loans
The Company participates in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of March 31, 2013, the principal balance of these loans was $573 million, and the guaranteed portion was approximately $427 million. Most of these loans were guaranteed by the Small Business Administration.
The following schedule presents the composition of government agency guaranteed loans, excluding FDIC-supported loans:
GOVERNMENT GUARANTEES

(Amounts in millions)	March 31, 2013	Percent guaranteed	December 31, 2012	Percent guaranteed

Commercial	$550	74%	$567	74%
Commercial real estate	19	76%	20	76%
Consumer	4	100%	3	100%
Total loans excluding FDIC-supported loans	$573	75%	$590	75%
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	March 31, 2013		December 31, 2012
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,812	14.1%	$2,782	14.1%
Manufacturing	2,111	10.6%	1,999	10.1%
Mining, quarrying and oil and gas extraction	2,060	10.4%	1,992	10.1%
Retail trade	1,666	8.4%	1,661	8.4%
Wholesale trade	1,517	7.6%	1,521	7.7%
Healthcare and social assistance	1,216	6.1%	1,205	6.1%
Transportation and warehousing	1,047	5.3%	1,001	5.1%
Finance and insurance	1,018	5.1%	1,093	5.5%
Professional, scientific and technical services	969	4.9%	968	4.9%
Construction	964	4.8%	1,016	5.1%
Accommodation and food services	770	3.9%	786	4.0%
Other [1]	3,729	18.8%	3,739	18.9%
Total	$19,879	100.0%	$19,763	100.0%
1 No other industry group exceeds 5%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Washing-ton	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	3/31/2013	$1,186	$606	$2,174	$582	$503	$939	$976	$209	$837	$8,012	79.7%
% of loan type		14.8%	7.6%	27.1%	7.3%	6.3%	11.7%	12.2%	2.6%	10.4%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2013	0.3%	0.7%	0.2%	2.0%	0.1%	0.4%	0.1%	—	1.0%	0.5%
	12/31/2012	0.2%	0.1%	0.1%	0.2%	—	0.1%	0.2%	1.3%	1.6%	0.3%
≥ 90 days	3/31/2013	0.3%	1.0%	0.5%	0.2%	0.3%	0.6%	—	1.2%	2.2%	0.6%
	12/31/2012	0.3%	1.3%	0.5%	0.8%	0.7%	0.5%	0.1%	—	2.1%	0.7%
Accruing loans past due 90 days or more	3/31/2013	$—	$—	$2	$—	$—	$2	$—	$—	$—	$4
	12/31/2012	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2013	9	7	18	5	4	7	5	3	44	102
	12/31/2012	10	9	19	14	11	8	4	3	47	125
Residential construction and land development
Balance outstanding	3/31/2013	$90	$50	$155	$1	$42	$220	$107	$4	$35	$704	7.0%
% of loan type		12.8%	7.1%	22.0%	0.1%	6.0%	31.3%	15.2%	0.5%	5.0%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2013	1.7%	—	0.8%	10.9%	—	5.5%	0.2%	—	—	2.2%
	12/31/2012	0.6%	1.0%	0.4%	10.7%	4.9%	7.9%	0.2%	—	—	3.1%
≥ 90 days	3/31/2013	0.6%	—	0.2%	—	0.8%	5.7%	—	—	—	2.0%
	12/31/2012	0.7%	—	0.2%	—	0.5%	6.7%	—	—	—	2.4%
Accruing loans past due 90 days or more	3/31/2013	$—	$—	$—	$—	$—	$1	$—	$—	$—	$1
	12/31/2012	—	—	—	—	—	1	—	—	—	1
Nonaccrual loans	3/31/2013	5	—	—	—	—	23	1	—	—	29
	12/31/2012	6	—	—	—	—	29	4	—	—	39
Commercial construction and land development
Balance outstanding	3/31/2013	$98	$51	$226	$85	$98	$438	$283	$18	$38	$1,335	13.3%
% of loan type		7.3%	3.8%	16.9%	6.4%	7.3%	32.8%	21.2%	1.4%	2.9%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2013	—	—	—	—	—	0.8%	—	—	—	0.3%
	12/31/2012	2.4%	—	—	27.9%	0.4%	2.0%	2.3%	—	7.3%	3.1%
≥ 90 days	3/31/2013	—	2.4%	0.1%	—	0.1%	4.6%	—	—	—	1.6%
	12/31/2012	—	2.6%	0.1%	0.2%	—	4.0%	—	—	—	1.6%
Accruing loans past due 90 days or more	3/31/2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2012	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2013	—	1	—	19	—	27	14	3	—	64
	12/31/2012	—	1	—	22	—	29	14	3	—	69
Total construction and land development	3/31/2013	$188	$101	$381	$86	$140	$658	$390	$22	$73	$2,039
Total commercial real estate	3/31/2013	$1,374	$707	$2,555	$668	$643	$1,597	$1,366	$231	$910	$10,051	100.0%
1No other geography exceeds $103 million for all three loan types.
2Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 16% of the CRE term loans consist of mini-perm loans as of March 31, 2013. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to five years. The remaining 84% of CRE loans are term loans with initial maturities generally of 15 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include, for example, criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.

Approximately 26% of the commercial construction and land development portfolio at March 31, 2012 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting, because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial preleasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20.

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

Real estate appraisals are ordered and validated independently of the credit officer and the borrower, generally by each bank’s appraisal review function, which is staffed by certified appraisers. In some cases, reports from automated valuation services are used. Appraisals are ordered from outside appraisers at the inception, renewal or, for CRE loans, upon the occurrence of any event causing a downgrade to a “criticized” or “classified” designation. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist. Advance rates, on an “as completed basis,” will vary based on the viability of the project and the creditworthiness of the sponsor, but the Company’s guidelines generally limit advances to 50% for raw land, 65% for land development, 65% for finished commercial lots, 75% for finished residential lots, 80% for pre-sold homes, 75% for models and spec homes, and 75% for commercial properties. Exceptions may be granted on a case-by-case basis.

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls and, on construction projects, independent progress inspection reports. The receipt of this financial information is monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, loan-by-loan reviews of pass grade loans for all commercial and residential construction and land development loans are performed semiannually at Amegy, CB&T, NBAZ, NSB, Vectra and Zions Bank. TCBO and TCBW perform such reviews annually.

Interest reserves are generally established as a loan disbursement budget item for real estate construction or development loans. We generally require borrowers to put their equity into the project prior to loan disbursements on these loans. This enables the bank to ensure the availability of equity to complete the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If, at any time during the life of the credit, the project is determined not to be viable (including the adequacy of the remaining interest reserves), the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed necessary. At March 31, 2013 and 2012 and Zions’ affiliates had 456 and 351 loans with an outstanding balance of $554 million and $495 million where available interest reserves amounted to $84

ZIONS BANCORPORATION AND SUBSIDIARIES

million and $42 million, respectively. In instances where projects have been determined not to be viable, the interest reserves and other disbursements have been frozen, as appropriate.

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

Additionally, when we modify or extend a loan, we give consideration to whether the borrower is in financial difficulty, and whether a concession has been granted. In determining if an interest rate concession has been granted, we consider whether the interest rate on the modified loan is equivalent to current market rates for new debt with similar risk characteristics. If the rate in the modification is less than current market rates, it may indicate that a concession was granted and impairment exists. However, if additional collateral is obtained or if a strong guarantor exists who is believed to be able and willing to support the loan on an extended basis, we also consider the nature and amount of additional collateral, guarantees, and paydowns in the ultimate determination of whether a concession has been granted.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company has a portfolio of $327 million of stated income mortgage loans with generally high FICO® scores at origination, including “one-time close” loans to finance the construction of homes, which convert into permanent jumbo mortgages. As of March 31, 2013, approximately $29 million of these loans had refreshed FICO® scores of less than 620. These totals exclude held-for-sale loans. Stated income loans account for approximately $0.1 million, or 5%, of our net credit losses in 1-4 family residential first mortgage loans during the first quarter of 2013. Most of these credit losses were incurred by NBAZ, while ZFNB had net recoveries on loans that had been previously written off.

The Company is engaged in home equity credit line (“HECL”) lending. At March 31, 2013, the Company’s HECL portfolio totaled $2.1 billion, including FDIC-supported loans. Approximately $1.1 billion of the portfolio is secured by first deeds of trust, while the remaining $1.0 billion is secured by junior liens. The outstanding balances and commitments by origination year for the junior lien HECLs are presented in the following schedule:

JR. LIEN HECLs – OUTSTANDING BALANCES AND TOTAL COMMITMENTS

(In millions)	March 31, 2013		December 31, 2012
Year of origination	Outstanding balance	Total commitments	Outstanding balance	Total commitments

2013	$26	$62
2012	118	233	$117	$234
2011	89	171	97	182
2010	63	114	68	122
2009	61	121	65	125
2008	146	236	158	250
2007	180	286	189	295
2006 and prior	389	873	419	910
Total	$1,072	$2,096	$1,113	$2,118

Approximately 99% of the Company’s HECL portfolio is still in the draw period, and approximately 51% is scheduled to begin amortizing within the next five years; however, most of them are expected to be renewed for a second 10-year period after a satisfactory review of the borrower’s credit history and ability to repay the loan. Of the total home equity credit line portfolio, including FDIC-supported loans, 0.25% was 90 or more days past due at March 31, 2013 as compared to 0.27% and 0.51% at December 31, 2012 and March 31, 2012, respectively. During the first three months of 2013, the Company did not modify any home equity credit lines. The annualized credit losses for the HECL portfolio were 40 bps and 77 bps for the first quarters of 2013 and 2012, respectively.

As of March 31, 2013, loans representing approximately 13% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. The estimated current collateral value is based on projecting values forward from the most recent valuation of the underlying collateral using home price indices at the metropolitan area level. Generally, a valuation of collateral is performed at origination. For junior lien HECLs, the estimated current balance of prior liens is added to the numerator in the calculation of CLTV. Additional detail for the current CLTV is shown in the following schedule:

ZIONS BANCORPORATION AND SUBSIDIARIES

HECL PORTFOLIO BY COMBINED LOAN-TO-VALUE

	Percentage of HECL portfolio
CLTV	March 31, 2013	December 31, 2012
>100%	13%	14%
90-100%	8%	9%
80-89%	13%	13%
< 80%	66%	64%
	100%	100%

At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores. Credit bureau data, credit scores, and estimated CLTV are refreshed on a quarterly basis, and are used to monitor and manage accounts, including amounts available under the lines of credit. The allowance for loan losses is determined through the use of roll rate models, and first lien HECLs are modeled separately from junior lien HECLs. See Note 5 of the Notes to Consolidated Financial Statements for additional information on the allowance.

Nonperforming Assets
Nonperforming lending-related assets as a percentage of loans and leases and OREO decreased to 1.80% at March 31, 2013, compared to 1.96% at December 31, 2012 and 2.78% at March 31, 2012.

Total nonaccrual loans, excluding FDIC-supported loans, at March 31, 2013 decreased by $42 million from December 31, 2012. The decrease is primarily due to a $23 million decrease in commercial real estate term loans, a $15 million decrease in construction and land development, and an $11 million decrease in owner occupied loans. The largest total decreases in nonaccrual loans occurred at Zions Bank, Amegy, NSB, and Vectra.

The balance of nonaccrual loans can decrease due to pay-downs, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” for more information. Company policy does not allow for the conversion of nonaccrual construction and land development loans to CRE term loans. See Note 5 of the Notes to Consolidated Financial Statements for more information.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule sets forth the Company’s nonperforming lending-related assets:

NONPERFORMING LENDING-RELATED ASSETS

(Amounts in millions)	March 31, 2013	December 31, 2012

Nonaccrual loans	$589	$631
Other real estate owned	81	90
Nonperforming lending-related assets, excluding FDIC-supported assets	670	721
FDIC-supported nonaccrual loans	5	17
FDIC-supported other real estate owned	9	8
FDIC-supported nonperforming lending-related assets	14	25
Total nonperforming lending-related assets	$684	$746
Ratio of nonperforming lending-related assets to net loans and leases [1] and other real estate owned	1.80%	1.96%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$13	$10
FDIC-supported loans past due 90 days or more	47	52
Ratio of accruing loans past due 90 days or more to net loans and leases [1]	0.16%	0.16%
Nonaccrual loans and accruing loans past due 90 days or more	$654	$710
Ratio of nonaccrual loans and accruing loans past due 90 days or more to net loans and leases [1]	1.72%	1.87%
Accruing loans past due 30 – 89 days, excluding FDIC-supported loans	$156	$185
FDIC-supported loans past due 30 – 89 days	11	12
Classified loans, excluding FDIC-supported loans	1,737	1,767
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

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged off, but the obligation is not forgiven to the borrower, and any payments collected on the B notes are accounted for as recoveries. The outstanding carrying value of loans restructured using the A/B note strategy was approximately $153 million at March 31, 2013, and $160 million at December 31, 2012.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	March 31, 2013	December 31, 2012	March 31, 2012

Restructured loans – accruing	$416	$407	$401
Restructured loans – nonaccruing	194	216	277
Total	$610	$623	$678

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

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended March 31,
(In millions)	2013	2012

Balance at beginning of period	$623	$744
New identified TDRs and principal increases	59	88
Payments and payoffs	(53)	(67)
Charge-offs	(3)	(9)
No longer reported as TDRs	(3)	(62)
Sales and other	(13)	(16)
Balance at end of period	$610	$678

Other Nonperforming Assets
In addition to the lending-related nonperforming assets, the Company had $180 million in fair value and $455 million in amortized cost of investments in debt securities (primarily bank and insurance company CDOs) that were on nonaccrual status at March 31, 2013 compared to $187 million and $471 million at December 31, 2012, and $143 million and $584 million at March 31, 2012, respectively.

Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience.

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012	Three Months Ended March 31, 2012

Loans and leases outstanding (net of unearned income)	$37,762	$37,665	$36,686
Average loans and leases outstanding (net of unearned income)	$37,598	$37,037	$36,882
Allowance for loan losses:
Balance at beginning of period	$896	$1,052	$1,052
Provision charged against earnings	(29)	14	16
Adjustment for FDIC-supported loans	(7)	(15)	(1)
Charge-offs:
Commercial	(18)	(121)	(35)
Commercial real estate	(7)	(85)	(28)
Consumer	(10)	(61)	(17)
Total	(35)	(267)	(80)
Recoveries:
Commercial	8	56	10
Commercial real estate	5	42	12
Consumer	4	14	3
Total	17	112	25
Net loan and lease charge-offs	(18)	(155)	(55)
Balance at end of period	$842	$896	$1,012

Ratio of annualized net charge-offs to average loans and leases	0.19%	0.42%	0.59%
Ratio of allowance for loan losses to net loans and leases, at period end	2.23%	2.38%	2.76%
Ratio of allowance for loan losses to nonperforming loans, at period end	141.68%	138.25%	116.01%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	128.70%	126.22%	102.48%

The total ALLL declined during the first quarter of 2013 due to the positive credit trends experienced in our loan portfolio segments and to somewhat improving economic conditions in some of our markets. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding positive and negative credit trends experienced in each portfolio segment.

The quantitatively derived portion of the ALLL declined in all portfolio segments and major geographic areas of our business during the first quarter of 2013. Recent and historic periods are weighted the same when determining historical loss rates. The portion of the ALLL related to qualitative and environmental factors remained relatively unchanged, both in the aggregate and across each portfolio segment, resulting from slowing credit quality improvements and continued economic uncertainty in our markets. Improvements in credit quality during the first quarter of 2013 were most significant in the term commercial real estate, construction and land development, and owner occupied loan classes where nonaccrual loans declined. Nonaccrual loans increased in the commercial and industrial loan class, reversing improvements achieved in the fourth quarter of 2012. Credit trends experienced in the FDIC-supported portfolio are described in Note 5 of the Notes to Consolidated Financial Statements.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve

ZIONS BANCORPORATION AND SUBSIDIARIES

decreased by $6.4 million from December 31, 2012, and increased by $1.7 million from March 31, 2012. The balance of the reserve fluctuates based on the amount and credit quality of the unfunded lending commitments. See Note 5 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses.

Interest Rate and Market Risk Management
Interest rate and market risk are managed centrally. Interest rate risk is the potential for reduced net interest income and other rate sensitive income resulting from adverse changes in the level of interest rates. Market risk is the potential for loss arising from adverse changes in the fair value of fixed income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, the Company is exposed to both interest rate risk and market risk.

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

Interest Rate Risk
Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The asset sensitivity of the Company’s balance sheet increased during the quarter, primarily due to deposit assumption changes discussed below.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s policy is generally to limit declines in MVE to 3% per 100 bps movement in interest rates in either direction. Due to embedded optionality and asymmetric rate risk, changes in MVE can be useful in quantifying risks not apparent for small rate changes. Examples of such risks may include out-of-the-money caps on loans which have little effect for small rate movements but may become important if larger rate shocks were to occur, or substantial prepayment deceleration for low rate mortgages in a higher rate environment.

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

As of the dates indicated, the following schedule shows the Company’s percentage change in interest rate sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps. The Company estimates interest rate risk with two sets of deposit repricing scenarios.

The first scenario assumes that administered-rate deposits (money market, interest-earning checking, and savings) reprice at a faster speed in response to changes in interest rates. Additionally, interest rates cannot decline below zero. At both March 31, 2013 and December 31, 2012, interest rates were at such a low level that repricing scenarios assuming -100 bps rate shocks produced negative results.

The second scenario assumes that those deposits reprice at a slower speed. For larger rate shocks, e.g., +300 bps, models reflecting consumer behavior in regards to both loan prepayments and deposit run-off are inherently prone to increased model uncertainty.

INCOME SIMULATION – CHANGE IN INTEREST RATE SENSITIVE INCOME

	As of March 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(2.4)%	6.7%	14.5%	22.6%
Slow	(2.6)%	7.9%	17.0%	26.4%

ZIONS BANCORPORATION AND SUBSIDIARIES

	As of December 31, 2012
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(1.8)%	3.9%	9.8%	16.7%
Slow	(2.0)%	5.0%	12.1%	20.2%

The following schedule includes changes in the MVE from -100 bps to +300 bps parallel rate moves for both “fast” and “slow” scenarios.

CHANGES IN MARKET VALUE OF EQUITY

	As of March 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(1.1)%	2.6%	5.6%	8.7%
Slow	(4.5)%	5.9%	12.0%	17.9%

	As of December 31, 2012
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	0.7%	1.7%	3.9%	6.3%
Slow	(2.8)%	4.9%	10.6%	16.0%

During the first quarter of 2013, changes in interest rate sensitivity were primarily driven by changes in assumptions for demand deposits. Since the introduction of the Transaction Account Guarantee (“TAG”) in 2008, the Company has designated a portion of the noninterest-bearing demand deposit balances as ratings and rate-sensitive, based on the assumption that these deposits would behave differently upon the expiration of the TAG program on December 31, 2012 and in a changing interest rate environment from deposits collected for reasons other than the TAG program and FDIC-insured deposits up to $250,000 (“stable deposits”). Upon the expiration of the TAG program, we believe that only a modest portion of such deposits were withdrawn, approximately $1 billion, but we still believe that a “rate sensitive” portion of our demand deposit balances may behave differently than the more “stable” portion. For modeling purposes, the rate-sensitive deposits were assigned a six-month maturity, which had impacts on both the MVE and income simulation results. The Company continues to anticipate that a portion of the rate-sensitive deposits will be more sensitive to future rate changes than stable deposits because they were largely collected during a near zero interest rate environment. However, the methodology for determining which balances are rate-sensitive was modified during the first quarter of 2013 in part to recognize that the declines in balances following the expiration of the TAG program were less than anticipated.

As a result of the methodology change, the amount of noninterest-bearing demand deposits designated as rate-sensitive was reduced from approximately $8.5 billion at December 31, 2012 to $5.9 billion at March 31, 2013. Additionally, though not covered by the TAG program, a portion of the interest-bearing checking account balances has also been designated as rate-sensitive to take into account the fact that some of these balances were collected during the unprecedented low rate environment that we have experienced over the last several years and that continues to exist. The methodology change reduced rate-sensitive interest-bearing checking deposits from approximately $1.6 billion at December 31, 2012 to $1.4 billion at March 31, 2013. The Company continues to believe that, in the aggregate, both interest-bearing and noninterest-bearing transaction account balances accumulated during the near zero rate environment will behave differently than stable deposit balances, and continues to closely analyze and adjust the impact of these balances on both the MVE and income simulation measures of asset sensitivity.

ZIONS BANCORPORATION AND SUBSIDIARIES

Market Risk – Fixed Income
The Company engages in the underwriting and trading of municipal securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.

The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During the first quarter of 2013, the after-tax increase in AOCI attributable to AFS and HTM securities was $42 million compared to $24 million in the same prior year period. The decrease attributable to cash flow interest rate swaps for the first quarters of 2013 and 2012 was $1 million and $3 million, respectively. If any of the AFS or HTM securities becomes other-than-temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” for additional information on OTTI.

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

A more comprehensive discussion of the Company’s interest rate and market risk management is contained in the Company’s 2012 Annual Report on Form 10-K.

Liquidity Risk Management
Liquidity risk is the possibility that the Company’s cash flows may not be adequate to fund its ongoing operations and meet its commitments in a timely and cost-effective manner. Since liquidity risk is closely linked to both credit risk and market risk, many of the previously discussed risk control mechanisms also apply to the monitoring and management of liquidity risk. We manage the Company’s liquidity to provide adequate funds to meet its anticipated financial and contractual obligations, including withdrawals by depositors, debt and capital service requirements and lease obligations, as well as to fund customers’ needs for credit. The management of liquidity and funding is performed centrally for both the Parent and its subsidiary banks.

Consolidated cash and interest-bearing deposits held as investments at the Parent and its subsidiaries decreased to $6.7 billion at March 31, 2013 from $7.8 billion at December 31, 2012. The decrease during the first three months of 2013 resulted primarily from (1) a decrease in deposits, (2) net loan originations, and (3) an increase in

ZIONS BANCORPORATION AND SUBSIDIARIES

investment securities. These decreases were partially offset by an increase in cash due to (1) a net decrease in security resell agreements, (2) net cash provided by operating activities, and (3) the issuance of preferred stock.

Parent Company Liquidity
The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders. The Parent’s cash needs are usually met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate share of current income taxes, equity contributed through the exercise of stock options, and long-term debt and equity issuances.

Cash and interest-bearing deposits held as investments at the Parent increased to $108 million at March 31, 2013 from $78 million at December 31, 2012. The increase in cash from December 31, 2012 was primarily a result of (1) the issuance of preferred stock, (2) dividends received from its subsidiaries, and (3) the redemption of subsidiary preferred stock issued to the Parent. These increases were partially offset by the decrease in cash resulting from an increased investment in security resell agreements and the payment of common and preferred dividends.

During the first three months of 2013, the Parent received common dividends totaling $109.6 million and preferred dividends totaling $10.8 million from its subsidiary banks. Also, the Parent received cash of $25.0 million from NSB as a result of the redemption of preferred stock issued to the Parent. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During the first three months of 2013, all of the Company’s subsidiary banks recorded a profit. We expect that this profitability will be sustained, thus permitting additional payments of dividends by the subsidiaries to the Parent, and/or returns of capital to the Parent during the remainder of 2013.

During 2012 and the first three months of 2013, the Company has held the dividend on its common stock to $0.01 per share per quarter to conserve both capital and cash at the Parent. On April 19, 2013, the Company announced an increase in its quarterly dividend on common stock to $0.04 per share. The dividend is payable May 30, 2013, to shareholders of record on May 23, 2013.

General financial market and economic conditions impact the Company’s access to and cost of external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first three months of 2013. While Moody’s rates the Company’s senior debt as Ba1 or noninvestment grade, Standard & Poor’s, Fitch, Dominion Bond Rating Service (“DBRS”), and Kroll all rate the Company’s senior debt at a low investment grade level. In addition, all the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment grade.

During the first three months of 2013, the primary sources of additional cash to the Parent in the capital markets were (1) $171.8 million issuance of Series G fixed/floating-rate non-cumulative perpetual preferred stock; proceeds net of commissions and fees were $168.8 million and (2) $19.4 million issuance of 2.75% unsecured senior notes maturing in May 2016; proceeds net of commissions and fees were $19.3 million.

The primary use of cash in the capital markets during the first three months of 2013 was the repayment of an $18.2 million medium-term senior note with a coupon interest rate of 4.25%.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents the Parent’s balance sheet at March 31, 2013, December 31, 2012, and March 31, 2012.
PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
ASSETS
Cash and due from banks	$1,779	$2,001	$2,019
Interest-bearing deposits	106,425	75,808	510,383
Security resell agreements	850,000	575,000	—
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $24,500, $22,112 and $18,598)	19,654	22,679	23,956
Available-for-sale, at fair value	495,631	461,665	385,628
Loans, net of unearned fees of $0, $0 and $0 and allowance for loan losses of $22, $23 and $0	1,278	1,277	—
Other noninterest-bearing investments	48,785	50,799	52,731
Investments in subsidiaries:
Commercial banks and bank holding company	6,697,996	6,668,881	7,159,648
Other operating companies	35,580	36,516	44,175
Nonoperating – ZMFU II, Inc. [1]	43,557	43,012	92,848
Receivables from subsidiaries:
Other operating companies	5,000	—	20,000
Other assets	257,540	311,093	281,529
	$8,563,225	$8,248,731	$8,572,917
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$106,663	$106,159	$87,286
Commercial paper:
Due to affiliates	—	—	45,991
Due to others	—	—	2,481
Other short-term borrowings:
Due to affiliates	—	—	14
Due to others	—	4,951	16,900
Subordinated debt to affiliated trusts	309,278	309,278	309,278
Long-term debt:
Due to affiliates	—	—	10
Due to others	1,791,879	1,776,274	1,721,844
Total liabilities	2,207,820	2,196,662	2,183,804
Shareholders’ equity:
Preferred stock	1,301,289	1,128,302	1,737,633
Common stock	4,170,888	4,166,109	4,162,522
Retained earnings	1,290,131	1,203,815	1,060,525
Accumulated other comprehensive loss	(406,903)	(446,157)	(571,567)
Total shareholders’ equity	6,355,405	6,052,069	6,389,113
	$8,563,225	$8,248,731	$8,572,917
1 ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

During the first three months of 2013 and 2012, the Parent’s operating expenses included cash payments for interest of approximately $44 million and $36 million, respectively. Additionally, the Parent paid approximately $24 million and $41 million of dividends on preferred stock and common stock, respectively, for the same periods. Preferred stock dividends were lower in the first quarter of 2013 as compared to the first quarter of 2012 as a result of the redemption of the $1.4 billion TARP preferred stock during 2012 and the replacement of the 11.0% Series E preferred stock with the 7.9% Series F preferred stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

At March 31, 2013, maturities of the Company’s long-term senior and subordinated debt ranged from February 2014 to November 2019.

Subsidiary Bank Liquidity
The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. These core deposits, excluding brokered deposits, in aggregate, constituted 96.6% of consolidated deposits at both March 31, 2013 and December 31, 2012. On a consolidated basis, the Company’s net loan to total deposit ratio increased to 84.9% as of March 31, 2013 compared to 81.6% as of December 31, 2012, primarily as a result of a decrease in deposits.

All deposit types decreased during the first quarter of 2013, resulting in total deposits decreasing by $1.6 billion. Noninterest-bearing deposits decreased $1.2 billion, the largest decrease of all deposit types. The FDIC rule providing temporary unlimited insurance coverage of noninterest-bearing transaction accounts at all FDIC-insured depository institutions expired on December 31, 2012. Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold, and the combined total is insured up to $250,000.

The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity, and from time to time, a significant source of funding for each of the Company’s subsidiary banks. Zions Bank, TCBW, and TCBO are members of the FHLB of Seattle. CB&T, NSB, and NBAZ are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. The subsidiary banks are required to invest in FHLB and Federal Reserve stock to maintain their borrowing capacity. At March 31, 2013, the amount available for additional FHLB and Federal Reserve borrowings was approximately $14.5 billion. Loans with a carrying value of approximately $22.0 billion at March 31, 2013 and $21.1 billion at December 31, 2012 have been pledged at various FHLBs and the Federal Reserve as collateral for current and potential borrowings. At both March 31, 2013 and December 31, 2012, the Company had a de minimus amount of long-term borrowings outstanding with the FHLB – approximately $23 million. At March 31, 2013 and December 31, 2012, the subsidiary banks’ total investment in FHLB stock was approximately $106 million and $109 million, respectively. At both March 31, 2013 and December 31, 2012 the subsidiary bank’s total investment in Federal Reserve stock was $123 million.

The Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is taken. For the first three months of 2013, investment securities’ activities resulted in an increase in investment securities and a net $120 million decrease in cash compared with a decrease in investment securities and a net $46 million increase in cash for the first three months of 2012.

Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the first quarter of 2013 resulted in a net cash outflow of $135 million compared to a net cash inflow of $415 million for the first quarter of 2012.

A more comprehensive discussion of our liquidity management is contained in the Company’s 2012 Annual Report on Form 10-K.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Efforts are continually underway to improve the Company’s oversight of operational risk, including enhancement of risk-control self assessments and of anti-fraud measures, which are reported to the Enterprise Risk Management Committee and to the Risk Oversight Committee of the Board. We also mitigate operational risk through the purchase of insurance, including errors and omissions and professional liability insurance. However, the number and sophistication of attempts to disrupt or penetrate the Company’s critical systems, sometimes referred to as hacking, cyberfraud, cyberattacks, cyberterrorism, or other similar names, also continues to grow. On a daily basis, the Company, its customers, and other financial institutions are subject to such attempts. The Company has established systems and procedures to monitor, thwart or mitigate damage from such attempts, and usually these efforts have been successful. However, in some instances we, or our customers, have been victimized by cyberfraud (related losses to the Company have not been material), or some of our customers have been temporarily unable to routinely access our online systems as a result of, for example, distributed denial of service attacks.

CAPITAL MANAGEMENT
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.

On March 14, 2013, the Federal Reserve notified the Company of the results of its review of the Company’s capital plan under the FRB’s 2013 Capital Plan Review. While the FRB objected to certain proposed capital actions, it did not object to key capital actions relating to the reduction of the cost and quantity of the Company’s non-common capital. Specifically, among other things, the FRB did not object to the issuance by the Company of up to $600 million in additional perpetual preferred stock, and to the redemption of up to $600 million of the Company’s outstanding Series C 9.5% Non-Cumulative Perpetual Preferred Stock. On May 6, 2013, the Company reported that the FRB did not object to increasing both of these amounts by $200 million to a total of $800 million.

Total controlling interest shareholders’ equity increased by 5.0% from $6,052 million at December 31, 2012 to $6,355 million at March 31, 2013. The increase in total controlling interest shareholders’ equity is primarily due to the $171.8 million issuance of preferred stock, $110.7 million of net income applicable to controlling interest, and $41.5 million improvement in net unrealized losses on investment securities recorded in AOCI, partially offset by $24.2 million of dividends paid on preferred and common stock. The improvement in net unrealized losses on investment securities recorded in the first three months of 2013 was primarily a result of fair value increases in CDO securities that occurred mainly in senior tranches and were driven by continued improvement in credit spreads.

The Company paid $1.8 million in dividends on common stock during the first three months of 2013. The dividends paid per share of $0.01 were unchanged from the rate paid since the third quarter of 2009. As previously stated, On April 19, 2013, the Company announced an increase in its quarterly dividend on common stock to $0.04 per share.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company recorded preferred stock dividends of $22.4 million and $64.2 million during the first three months of 2013 and 2012, respectively. Preferred dividends for the first three months of 2012 include $42.6 million related to the TARP preferred stock, consisting of cash payments of $17.4 million and accretion of $25.2 million for the difference between the fair value and par amount of the TARP preferred stock when issued.

Conversions of convertible subordinated debt into preferred stock have augmented the Company’s capital position and reduced future refinancing needs. During the first three months of 2013, $1 million of subordinated debt was converted into preferred stock. As of March 31, 2013, $457 million of convertible subordinated debt was outstanding and our preferred stock balance included $126 million related to the beneficial conversion feature. A portion of the beneficial conversion feature is reclassified from common stock to preferred stock upon each conversion of convertible subordinated debt into preferred stock. The Series C preferred stock is callable in September 2013 and in the event that it were to be redeemed, the $126 million would be reclassified into common equity. The following schedule shows the effect of the conversions on Tier 1 capital and outstanding convertible subordinated debt.

IMPACT OF CONVERTIBLE SUBORDINATED DEBT

	Three Months Ended
(In millions)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Preferred equity:
Convertible subordinated debt converted to preferred stock	$1	$4	$6	$50	$30
Beneficial conversion feature reclassified from common to preferred stock	—	1	1	8	5
Change in preferred equity	1	5	7	58	35
Common equity:
Accelerated convertible subordinated debt discount amortization, net of tax	—	(1)	(2)	(13)	(10)
Beneficial conversion feature reclassified from common to preferred stock	—	(1)	(1)	(8)	(5)
Change in common equity	—	(2)	(3)	(21)	(15)
Net impact on Tier 1 capital	$1	$3	$4	$37	$20
Convertible subordinated debt outstanding	$457	$458	$462	$467	$518
Note: The expected conversion of subordinated debt into preferred stock on May 15-16, 2013 is approximately $0.2 million.

On February 7, 2013, the Company issued $171.8 million of a new series of Tier 1 capital qualifying noncumulative perpetual preferred stock. Dividends on the Series G preferred stock is at an annual rate of 6.30% through March 15, 2023, and at an annual floating rate equal to three-month LIBOR plus 4.24% thereafter. The Series G preferred stock may be redeemed in whole or in part, on or after March 15, 2023. Net of commission and fees, proceeds from the issuance added $168.8 million to shareholders’ equity and Tier 1 capital.

Note 7 of the Notes to Consolidated Financial Statements provides additional information on the Company’s debt and equity transactions during the first three months of 2013.

Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of March 31, 2013, the Company’s capital ratios were as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

CAPITAL RATIOS

	March 31, 2013	December 31, 2012	March 31, 2012

Tangible common equity ratio	7.53%	7.09%	6.89%
Tangible equity ratio	9.97%	9.15%	10.24%
Average equity to average assets (three months ended)	11.54%	11.03%	13.31%
Risk-based capital ratios:
Common equity Tier 1	10.07%	9.80%	9.71%
Tier 1 leverage	11.55%	10.96%	12.17%
Tier 1 risk-based	14.08%	13.38%	14.83%
Total risk-based	15.75%	15.05%	16.76%

Return on average common equity (three months ended)	7.18%	2.91%	2.21%
Tangible return on average tangible common equity (three months ended)	9.37%	4.07%	3.18%

At March 31, 2013, regulatory Tier 1 risk-based capital and total risk-based capital were $6,147 million and $6,880 million, compared to $5,884 million and $6,617 million at December 31, 2012, and $6,333 million and $7,157 million at March 31, 2012, respectively.

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

Subsequent to March 31, 2013, the Company expects to execute several capital actions that should significantly reduce the cost of its capital and financing structure, including the following. On May 3, 2013, the Company issued $126.2 million of a new Series H Tier 1 capital qualifying noncumulative perpetual preferred stock at an annual dividend rate of 5.75%, redeemable on or after June 15, 2019. Also, on May 3, 2013, Zions Capital Trust B redeemed all of its outstanding 8.0% trust preferred securities, or 11.4 million shares, at 100% of their $25 per share liquidation amount for a total of $285 million.

GAAP to NON-GAAP RECONCILIATIONS
1. Common equity Tier 1 capital
Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. Regulators have begun supplementing their assessment of the capital adequacy of a bank based on a variation of Tier 1 capital, known as common equity Tier 1 capital. The common equity Tier 1 capital ratio is the core capital component of the Basel III standards, and we believe that it increasingly is becoming a key ratio considered by regulators, investors, and analysts. There is a difference between this ratio calculated using Basel I definitions of common equity Tier 1 capital and those definitions using Basel III rules when fully phased in (which have not yet been formalized in regulation). The common equity Tier 1 risk-based capital ratios in the Capital Ratios schedule presented previously use the current Basel I definitions for determining the numerator. Because common equity Tier 1 capital is not formally defined by GAAP or codified in the federal banking regulations, this measure is considered to be a non-

ZIONS BANCORPORATION AND SUBSIDIARIES

GAAP financial measure and other entities may calculate them differently than the Company’s disclosed calculations. Since banking regulators, investors and analysts may assess the Company’s capital adequacy using common equity Tier 1 capital, we believe it is useful to provide them the ability to assess the Company’s capital adequacy on this same basis.

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

COMMON EQUITY TIER 1 CAPITAL (NON-GAAP)

(Amounts in millions)	March 31, 2013	December 31, 2012	March 31, 2012

Controlling interest shareholders’ equity (GAAP)	$6,355	$6,052	$6,389
Accumulated other comprehensive loss	407	446	572
Nonqualifying goodwill and intangibles	(1,061)	(1,065)	(1,079)
Other regulatory adjustments	(2)	3	3
Qualifying trust preferred securities	448	448	448
Tier 1 capital (regulatory)	6,147	5,884	6,333
Qualifying trust preferred securities	(448)	(448)	(448)
Preferred stock	(1,301)	(1,128)	(1,738)
Common equity Tier 1 capital (non-GAAP)	$4,398	$4,308	$4,147

Risk-weighted assets (regulatory)	$43,666	$43,970	$42,704
Common equity Tier 1 capital to risk-weighted assets (non-GAAP)	10.07%	9.80%	9.71%

2. Income before income taxes and subordinated debt conversions
This Form 10-Q presents “income before income taxes and subordinated debt conversions” which excludes the effects of the (1) periodic discount amortization on convertible subordinated debt and (2) accelerated discount amortization on convertible subordinated debt which has been converted.

The first schedule in “Results of Operations” provides a reconciliation of income before income taxes (GAAP) to income before income taxes and subordinated debt conversions (non-GAAP).

3. Tangible return on average tangible common equity
This Form 10-Q presents “tangible return on average tangible common equity” which excludes, net of tax, the amortization of core deposit and other intangibles and impairment loss on goodwill from net earnings applicable to common shareholders, and average goodwill and core deposit and other intangibles from average common equity.

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

TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

	Three Months Ended
(Amounts in thousands)	March 31, 2013	December 31, 2012	March 31, 2012

Net earnings applicable to common shareholders (GAAP)	$88,324	$35,605	$25,489
Adjustments, net of tax:
Impairment loss on goodwill	—	583	—
Amortization of core deposit and other intangibles	2,425	2,677	2,722
Net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP) (a)	$90,749	$38,865	$28,211

Average common equity (GAAP)	$4,990,317	$4,862,972	$4,644,722
Average goodwill	(1,014,129)	(1,014,986)	(1,015,129)
Average core deposit and other intangibles	(49,069)	(53,083)	(65,837)
Average tangible common equity (non-GAAP) (b)	$3,927,119	$3,794,903	$3,563,756

Number of days in quarter (c)	90	92	91
Number of days in year (d)	365	366	366

Tangible return on average tangible common equity (non-GAAP) (a/b/c*d)	9.37%	4.07%	3.18%
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
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	March 31, 2013	December 31, 2012	March 31, 2012

Total shareholders’ equity (GAAP)	$6,351	$6,049	$6,387
Goodwill	(1,014)	(1,014)	(1,015)
Core deposit and other intangibles	(47)	(51)	(64)
Tangible equity (non-GAAP) (a)	5,290	4,984	5,308
Preferred stock	(1,301)	(1,128)	(1,738)
Noncontrolling interests	5	3	2
Tangible common equity (non-GAAP) (b)	$3,994	$3,859	$3,572

Total assets (GAAP)	$54,111	$55,512	$52,896
Goodwill	(1,014)	(1,014)	(1,015)
Core deposit and other intangibles	(47)	(51)	(64)
Tangible assets (non-GAAP) (c)	$53,050	$54,447	$51,817

Tangible equity ratio (a/c)	9.97%	9.15%	10.24%
Tangible common equity ratio (b/c)	7.53%	7.09%	6.89%

ZIONS BANCORPORATION AND SUBSIDIARIES

For items 2, 3, and 4 the identified adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are included where applicable in financial results or in the balance sheet presented in accordance with GAAP. We consider these adjustments to be relevant to ongoing operating results and financial position.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
Other than for the additional risk factors set forth below, the Company believes there have been no material changes in the risk factors included in Zions Bancorporation’s 2012 Annual Report on Form 10-K.

Our business is highly correlated to local economic conditions in a specific geographic region of the United States.
As a regional bank holding company, the Company provides a full range of banking and related services through its banking and other subsidiaries in Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, Washington, and Oregon. Approximately 86% of the Company’s total net interest income for the year ended December 31, 2012 and 76% of total assets as of December 31, 2012 relate to the subsidiary banks in Utah, California and Texas. As a result

ZIONS BANCORPORATION AND SUBSIDIARIES

of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Accordingly, adverse economic conditions affecting these three states in particular could significantly affect our consolidated operations and financial results. For example, our credit risk could be elevated to the extent our lending practices in these three states focus on borrowers or groups of borrowers with similar economic characteristics that are similarly affected by the same adverse economic events. As of December 31, 2012, loan balances at our subsidiary banks in Utah, California and Texas comprised 82% of the Company’s commercial lending portfolio, 74% of the commercial real estate lending portfolio, and 69% of the consumer lending portfolio. Loans originated by these banks are primarily to companies in their respective states.

Our estimates of our interest rate risk position for noninterest-bearing demand deposits are dependent on assumptions for which there is little historical experience, and the actual behavior of those deposits in a changing interest rate environment may differ materially from our estimates which could materially affect our results of operations.
We have experienced a low interest rate environment for the past several years. Our views with respect to, among other things, the degree to which we are “asset-sensitive,” including our interest rate risk position for noninterest-bearing demand deposits, are dependent on modeled projections that rely on assumptions regarding changes in balances of such deposits in a changing interest rate environment. Because there is no modern precedent for this current prolonged low interest rate environment, there is little historical experience upon which to base such assumptions. If interest rates begin to increase, our assumptions regarding changes in balances of noninterest-bearing demand deposits and regarding the speed and degree to which other deposits are repriced may prove to be incorrect, and business decisions made in reliance on our modeled projections and underlying assumptions could prove to be unsuccessful. Because noninterest-bearing demand deposits are a significant portion of our deposit base, errors in our modeled projections and the underlying assumptions could materially affect our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s share repurchases for the first quarter of 2013:

SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

January	1,710	$22.77	—	$—
February	15,333	23.93	—	—
March	166	24.04	—	—
First quarter	17,209	23.82	—

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
*

3.15
Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation with respect to the Series H Fixed-Rate Non-Cumulative Perpetual Preferred Stock, dated April 29, 2013, incorporated by reference to Exhibit 3.1 of Form 8-K filed May 3, 2013.
*

3.16	Restated Bylaws of Zions Bancorporation dated November 8, 2011, incorporated by reference to Exhibit 3.13 of Form 10-Q for the quarter ended September 30, 2011.	*

10.1	Cessation of Employment and Consulting Agreement between the Company and Kenneth E. Peterson, dated February 28, 2013 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and March 31, 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012, and (vi) the Notes to Consolidated Financial Statements (furnished herewith).

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
Date: May 9, 2013