Form 10-Q
period 2013-06-30
ZIONS BANCORPORATION /UT/
filed 2013-08-06
CIK 109380

ZIONS BANCORPORATION AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 31, 2013	184,522,379 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$1,183,097	$1,841,907
Money market investments:
Interest-bearing deposits	8,180,010	5,978,978
Federal funds sold and security resell agreements	221,799	2,775,354
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $734,292 and $674,741)	783,371	756,909
Available-for-sale, at fair value	3,193,395	3,091,310
Trading account, at fair value	26,385	28,290
	4,003,151	3,876,509

Loans held for sale	164,619	251,651
Loans, net of unearned income and fees:
Loans and leases	37,756,010	37,137,006
FDIC-supported loans	431,935	528,241
	38,187,945	37,665,247
Less allowance for loan losses	813,912	896,087
Loans, net of allowance	37,374,033	36,769,160

Other noninterest-bearing investments	852,939	855,462
Premises and equipment, net	717,299	708,882
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	43,239	50,818
Other real estate owned	80,789	98,151
Other assets	1,069,436	1,290,917
	$54,904,540	$55,511,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$17,803,950	$18,469,458
Interest-bearing:
Savings and money market	22,887,404	22,896,624
Time	2,810,431	2,962,931
Foreign	1,514,270	1,804,060
	45,016,055	46,133,073

Securities sold, not yet purchased	15,799	26,735
Federal funds purchased and security repurchase agreements	240,816	320,478
Other short-term borrowings	—	5,409
Long-term debt	2,173,176	2,337,113
Reserve for unfunded lending commitments	104,082	106,809
Other liabilities	494,280	533,660
Total liabilities	48,044,208	49,463,277

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,728,659	1,128,302
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 184,436,656 and 184,199,198 shares	4,167,828	4,166,109
Retained earnings	1,338,401	1,203,815
Accumulated other comprehensive income (loss)	(374,556)	(446,157)
Controlling interest shareholders’ equity	6,860,332	6,052,069
Noncontrolling interests	—	(3,428)
Total shareholders’ equity	6,860,332	6,048,641
	$54,904,540	$55,511,918
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$460,308	$472,926	$913,741	$954,720
Interest on money market investments	5,764	5,099	11,203	9,727
Interest on securities:
Held-to-maturity	7,846	9,325	15,820	18,284
Available-for-sale	19,028	25,090	36,740	48,248
Trading account	287	148	477	486
Total interest income	493,233	512,588	977,981	1,031,465
Interest expense:
Interest on deposits	15,143	20,823	30,785	44,236
Interest on short-term borrowings	78	256	170	1,035
Interest on long-term debt	47,355	65,165	98,254	122,372
Total interest expense	62,576	86,244	129,209	167,643
Net interest income	430,657	426,344	848,772	863,822
Provision for loan losses	(21,990)	10,853	(51,025)	26,517
Net interest income after provision for loan losses	452,647	415,491	899,797	837,305
Noninterest income:
Service charges and fees on deposit accounts	44,329	43,426	87,909	86,958
Other service charges, commissions and fees	45,888	44,197	88,619	83,244
Trust and wealth management income	7,732	8,057	14,726	14,431
Capital markets and foreign exchange	6,740	7,342	14,226	13,076
Dividends and other investment income	11,339	21,542	24,063	31,022
Loan sales and servicing income	10,723	10,287	21,674	18,639
Fair value and nonhedge derivative loss	(2,957)	(6,784)	(8,402)	(11,184)
Equity securities gains, net	2,209	107	5,041	9,252
Fixed income securities gains (losses), net	(1,153)	5,519	2,146	6,239
Impairment losses on investment securities:
Impairment losses on investment securities	(4,910)	(24,026)	(36,403)	(42,299)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	693	16,718	22,069	24,782
Net impairment losses on investment securities	(4,217)	(7,308)	(14,334)	(17,517)
Other	4,515	2,280	10,699	6,325
Total noninterest income	125,148	128,665	246,367	240,485
Noninterest expense:
Salaries and employee benefits	227,328	220,765	457,117	445,399
Occupancy, net	27,951	28,169	55,340	56,120
Equipment, software and furniture	26,545	27,302	52,619	54,094
Other real estate expense	1,590	6,440	3,567	14,250
Credit-related expense	9,397	12,415	19,879	25,900
Provision for unfunded lending commitments	3,627	4,868	(2,727)	1,164
Professional and legal services	17,149	12,947	27,620	24,043
Advertising	5,807	6,618	11,700	12,425
FDIC premiums	10,124	10,444	19,835	21,363
Amortization of core deposit and other intangibles	3,762	4,262	7,581	8,553
Debt extinguishment cost	40,282	—	40,282	—
Other	78,116	67,426	156,213	130,717
Total noninterest expense	451,678	401,656	849,026	794,028
Income before income taxes	126,117	142,500	297,138	283,762
Income taxes	43,091	51,036	103,725	102,895
Net income	83,026	91,464	193,413	180,867
Net loss applicable to noncontrolling interests	—	(273)	(336)	(546)
Net income applicable to controlling interest	83,026	91,737	193,749	181,413
Preferred stock dividends	(27,641)	(36,522)	(50,040)	(100,709)
Net earnings applicable to common shareholders	$55,385	$55,215	$143,709	$80,704
Weighted average common shares outstanding during the period:
Basic shares	183,647	182,985	183,522	182,892
Diluted shares	184,062	183,137	183,863	183,050
Net earnings per common share:
Basic	$0.30	$0.30	$0.78	$0.44
Diluted	0.30	0.30	0.77	0.44
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012

Net income	$83,026	$91,464	$193,413	$180,867
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on investment securities	29,300	6,431	78,096	29,045
Noncredit-related impairment losses on securities not expected to be sold	(130)	(10,323)	(12,884)	(15,303)
Reclassification to earnings for realized net fixed income securities losses (gains)	712	(3,481)	(1,325)	(3,987)
Reclassification to earnings for net credit-related impairment losses on investment securities	2,549	4,302	8,548	10,606
Accretion of securities with noncredit-related impairment losses not expected to be sold	386	367	595	532
Net unrealized holding gains (losses) on derivative instruments	(1)	56	(3)	177
Reclassification adjustment for decrease (increase) in interest income recognized in earnings on derivative instruments	(469)	(1,932)	(1,426)	(5,133)
Other comprehensive income (loss)	32,347	(4,580)	71,601	15,937
Comprehensive income	115,373	86,884	265,014	196,804
Comprehensive loss applicable to noncontrolling interests	—	(273)	(336)	(546)
Comprehensive income applicable to controlling interest	$115,373	$87,157	$265,350	$197,350
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2012	$1,128,302	184,199,198	$4,166,109	$1,203,815	$(446,157)	$(3,428)	$6,048,641
Net income (loss) for the period				193,749		(336)	193,413
Other comprehensive income					71,601		71,601
Issuance of preferred stock	598,941		(11,016)				587,925
Subordinated debt converted to preferred stock	1,416		(206)				1,210
Net activity under employee plans and related tax benefits		237,458	17,107				17,107
Dividends on preferred stock				(50,040)			(50,040)
Dividends on common stock, $0.05 per share				(9,239)			(9,239)
Change in deferred compensation				116			116
Other changes in noncontrolling interests			(4,166)			3,764	(402)
Balance at June 30, 2013	$1,728,659	184,436,656	$4,167,828	$1,338,401	$(374,556)	$—	$6,860,332

Balance at December 31, 2011	$2,377,560	184,135,388	$4,163,242	$1,036,590	$(592,084)	$(2,080)	$6,983,228
Net income (loss) for the period				181,413		(546)	180,867
Other comprehensive income					15,937		15,937
Issuance of preferred stock	143,750		(2,408)				141,342
Preferred stock redemption	(842,500)		3,830	(3,830)			(842,500)
Subordinated debt converted to preferred stock	93,568		(13,602)				79,966
Net activity under employee plans and related tax benefits		(17,866)	6,463				6,463
Dividends on preferred stock	28,095			(100,709)			(72,614)
Dividends on common stock, $0.02 per share				(3,704)			(3,704)
Change in deferred compensation				360			360
Other changes in noncontrolling interests						18	18
Balance at June 30, 2012	$1,800,473	184,117,522	$4,157,525	$1,110,120	$(576,147)	$(2,608)	$6,489,363
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$83,026	$91,464	$193,413	$180,867
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment cost	40,282	—	40,282	—
Net impairment losses on investment securities	4,217	7,308	14,334	17,517
Provision for credit losses	(18,363)	15,721	(53,752)	27,681
Depreciation and amortization	45,526	62,166	91,759	119,309
Deferred income tax expense (benefit)	(7,726)	(630)	(6,444)	19,055
Net decrease (increase) in trading securities	1,882	(1,506)	1,871	19,734
Net decrease in loans held for sale	33,450	50,464	123,446	71,377
Net write-downs of and gains/losses from sales of other real estate owned	439	5,509	492	13,341
Change in other liabilities	2,967	(11,731)	(45,510)	(30,530)
Change in other assets	121,095	38,398	172,675	88,823
Other, net	4,299	3,544	(11,206)	(18,372)
Net cash provided by operating activities	311,094	260,707	521,360	508,802

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(276,364)	(288,671)	352,523	(847,650)
Proceeds from maturities and paydowns of investment securities held-to-maturity	27,825	34,106	81,437	54,685
Purchases of investment securities held-to-maturity	(74,168)	(24,461)	(119,968)	(33,738)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	259,273	235,192	618,496	676,174
Purchases of investment securities available-for-sale	(124,146)	(187,627)	(611,121)	(593,930)
Proceeds from sales of loans and leases	5,046	13,478	11,057	39,787
Net loan and lease collections (originations)	(497,110)	(397,181)	(631,947)	18,230
Net decrease in other noninterest-bearing investments	12,646	6,445	20,034	12,174
Net purchases of premises and equipment	(26,733)	(17,655)	(42,533)	(32,817)
Proceeds from sales of other real estate owned	24,685	58,485	52,659	97,884
Net cash paid for divestitures	—	—	—	(22,568)
Net cash used in investing activities	(669,046)	(567,889)	(269,363)	(631,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	525,860	61,160	(1,117,018)	313,997
Net change in short-term funds borrowed	(70,154)	318,039	(96,007)	149,208
Proceeds from issuance of long-term debt	348,585	266,636	367,947	599,386
Repayments of long-term debt	(551,616)	(255,038)	(570,014)	(255,179)
Debt extinguishment cost paid	(23,305)	—	(23,305)	—
Cash paid for preferred stock redemption	—	(142,500)	—	(842,500)
Proceeds from issuances of common and preferred stock	423,118	141,661	592,517	142,003
Dividends paid on common and preferred stock	(35,047)	(35,522)	(59,279)	(76,318)
Other, net	(5,209)	(4,767)	(5,648)	(7,307)
Net cash provided by (used in) financing activities	612,232	349,669	(910,807)	23,290
Net increase (decrease) in cash and due from banks	254,280	42,487	(658,810)	(99,677)
Cash and due from banks at beginning of period	928,817	1,082,186	1,841,907	1,224,350
Cash and due from banks at end of period	$1,183,097	$1,124,673	$1,183,097	$1,124,673

Cash paid for interest	$41,782	$44,539	$103,913	$107,328
Net cash paid for income taxes	120,438	81,352	124,003	59,684
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

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

Operating results for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2012 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2012 Annual Report on Form 10-K.

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

2.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Loans transferred to other real estate owned	$17,376	$51,724	$40,818	$104,299
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	37	8,537	206	13,602
Subordinated debt converted to preferred stock	219	50,192	1,210	79,966

3.	CASH AND MONEY MARKET INVESTMENTS
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

Gross and net information for selected financial instruments in the balance sheet is as follows:

	June 30, 2013
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$771,799	$(550,000)	$221,799	$—	$—	$221,799
Derivatives (included in other assets)	59,457	—	59,457	(8,389)	(1,803)	49,265
	$831,256	$(550,000)	$281,256	$(8,389)	$(1,803)	$271,064

Liabilities:
Federal funds purchased and security repurchase agreements	$790,816	$(550,000)	$240,816	$—	$—	$240,816
Derivatives (included in other liabilities)	64,862	—	64,862	(8,389)	(41,059)	15,414
	$855,678	$(550,000)	$305,678	$(8,389)	$(41,059)	$256,230

	December 31, 2012
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$3,675,354	$(900,000)	$2,775,354	$—	$—	$2,775,354
Derivatives (included in other assets)	81,810	—	81,810	(409)	—	81,401
	$3,757,164	$(900,000)	$2,857,164	$(409)	$—	$2,856,755

Liabilities:
Federal funds purchased and security repurchase agreements	$1,220,478	$(900,000)	$320,478	$—	$—	$320,478
Derivatives (included in other liabilities)	89,100	—	89,100	(409)	(81,683)	7,008
	$1,309,578	$(900,000)	$409,578	$(409)	$(81,683)	$327,486

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	INVESTMENT SECURITIES
Investment securities are summarized below. Note 9 discusses the process to estimate fair value for investment securities.

	June 30, 2013
		Recognized in OCI			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$564,212	$—	$—	$564,212	$11,600	$4,654	$571,158
Asset-backed securities:
Trust preferred securities – banks and insurance	255,199	—	55,054	200,145	7,216	56,129	151,232
Other	21,135	—	2,221	18,914	906	8,018	11,802
Other debt securities	100	—	—	100	—	—	100
	840,646	—	57,275	783,371	19,722	68,801	734,292
Available-for-sale
U.S. Treasury securities	39,879	163	—	40,042			40,042
U.S. Government agencies and corporations:
Agency securities	264,377	2,542	306	266,613			266,613
Agency guaranteed mortgage-backed securities	334,733	12,254	536	346,451			346,451
Small Business Administration loan-backed securities	1,093,606	36,421	503	1,129,524			1,129,524
Municipal securities	65,732	1,737	1,090	66,379			66,379
Asset-backed securities:
Trust preferred securities – banks and insurance	1,546,091	14,038	529,836	1,030,293			1,030,293
Trust preferred securities – real estate investment trusts	40,441	—	21,942	18,499			18,499
Auction rate securities	6,506	92	44	6,554			6,554
Other	22,287	495	2,311	20,471			20,471
	3,413,652	67,742	556,568	2,924,826			2,924,826
Mutual funds and other	276,383	69	7,883	268,569			268,569
	3,690,035	67,811	564,451	3,193,395			3,193,395
Total	$4,530,681	$67,811	$621,726	$3,976,766			$3,927,687

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
		Recognized in OCI			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$524,738	$—	$—	$524,738	$12,837	$709	$536,866
Asset-backed securities:
Trust preferred securities – banks and insurance	255,647	—	42,964	212,683	114	86,596	126,201
Other	21,858	—	2,470	19,388	709	8,523	11,574
Other debt securities	100	—	—	100	—	—	100
	802,343	—	45,434	756,909	13,660	95,828	674,741
Available-for-sale
U.S. Treasury securities	104,313	211	—	104,524			104,524
U.S. Government agencies and corporations:
Agency securities	108,814	3,959	116	112,657			112,657
Agency guaranteed mortgage-backed securities	406,928	18,598	16	425,510			425,510
Small Business Administration loan-backed securities	1,124,322	29,245	639	1,152,928			1,152,928
Municipal securities	75,344	2,622	1,970	75,996			75,996
Asset-backed securities:
Trust preferred securities – banks and insurance	1,596,156	16,687	663,451	949,392			949,392
Trust preferred securities – real estate investment trusts	40,485	—	24,082	16,403			16,403
Auction rate securities	6,504	79	68	6,515			6,515
Other	25,614	701	6,941	19,374			19,374
	3,488,480	72,102	697,283	2,863,299			2,863,299
Mutual funds and other	228,469	194	652	228,011			228,011
	3,716,949	72,296	697,935	3,091,310			3,091,310
Total	$4,519,292	$72,296	$743,369	$3,848,219			$3,766,051

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of June 30, 2013 by expected maturity distribution for structured asset-backed collateralized debt obligations and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$63,400	$63,302	$436,513	$415,076
Due after one year through five years	192,533	187,481	1,032,220	972,291
Due after five years through ten years	216,669	188,033	615,276	564,084
Due after ten years	368,044	295,476	1,329,643	973,375
	$840,646	$734,292	$3,413,652	$2,924,826

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	June 30, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4,622	$102,723	$32	$3,262	$4,654	$105,985
Asset-backed securities:
Trust preferred securities – banks and insurance	83	76	111,100	151,156	111,183	151,232
Other	—	—	10,239	11,356	10,239	11,356
	4,705	102,799	121,371	165,774	126,076	268,573
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	235	18,904	71	6,814	306	25,718
Agency guaranteed mortgage-backed securities	534	36,119	2	426	536	36,545
Small Business Administration loan-backed securities	36	4,949	467	41,684	503	46,633
Municipal securities	26	2,502	1,064	10,391	1,090	12,893
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	529,836	868,996	529,836	868,996
Trust preferred securities – real estate investment trusts	—	—	21,942	18,499	21,942	18,499
Auction rate securities	—	—	44	2,483	44	2,483
Other	—	—	2,311	17,287	2,311	17,287
	831	62,474	555,737	966,580	556,568	1,029,054
Mutual funds and other	7,883	122,209	—	—	7,883	122,209
	8,714	184,683	555,737	966,580	564,451	1,151,263
Total	$13,419	$287,482	$677,108	$1,132,354	$690,527	$1,419,836

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$630	$42,613	$79	$5,910	$709	$48,523
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	129,560	126,019	129,560	126,019
Other	—	—	10,993	10,904	10,993	10,904
	630	42,613	140,632	142,833	141,262	185,446
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	35	18,633	81	6,916	116	25,549
Agency guaranteed mortgage-backed securities	10	6,032	6	629	16	6,661
Small Business Administration loan-backed securities	91	15,199	548	69,011	639	84,210
Municipal securities	61	4,898	1,909	11,768	1,970	16,666
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	663,451	765,421	663,451	765,421
Trust preferred securities – real estate investment trusts	—	—	24,082	16,403	24,082	16,403
Auction rate securities	—	—	68	2,459	68	2,459
Other	—	—	6,941	15,234	6,941	15,234
	197	44,762	697,086	887,841	697,283	932,603
Mutual funds and other	652	112,324	—	—	652	112,324
	849	157,086	697,086	887,841	697,935	1,044,927
Total	$1,479	$199,699	$837,718	$1,030,674	$839,197	$1,230,373
At June 30, 2013 and December 31, 2012, respectively, 251 and 84 held-to-maturity (“HTM”) and 218 and 256 available -for-sale (“AFS”) investment securities were in an unrealized loss position.

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

Our 2012 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation for those security types that have significant gross unrealized losses at June 30, 2013:

ZIONS BANCORPORATION AND SUBSIDIARIES

OTTI – Municipal Securities
The HTM securities are purchased directly from municipalities and are generally not rated by a credit rating agency. Most of the AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair value changes of these securities are largely driven by interest rates, as seen by recent increases in unrealized losses and the number of investments with reduced fair values because of current increases in interest rates. We perform credit quality reviews on these securities at each reporting period. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded for the three months ended June 30, 2013.

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

2)
Structural features of the collateral make these CDO tranches difficult to model. The first feature unique to bank CDOs is the interest deferral feature previously noted. Throughout the financial crisis starting in 2008, certain banks within our CDO pools have exercised this prerogative. The extent to which these deferrals are likely to either transition to default or, alternatively, come current prior to the five-year deadline is extremely difficult for market participants to assess. Our CDO pools include a bank that first exercised this deferral option as early as the second quarter of 2008. At June 30, 2013, 92 banks underlying our CDO tranches had come current after a period of deferral, while 173 were deferring, but remained within the allowed deferral period.

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

Our ongoing review of these securities determined that OTTI should be recorded for the three months ended June 30, 2013.

Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Based on our review, OTTI for one of these securities was recorded for the three months ended June 30, 2013.
Other asset-backed securities: Most of these CDO securities were purchased in 2009 from Lockhart at their carrying values and then adjusted to fair value. Certain of these CDOs consist of ABS CDOs (also known as diversified structured finance CDOs). Unrealized losses since acquisition were caused mainly by deterioration in collateral quality and widening of credit spreads for asset backed securities. Based on our review, no OTTI for these securities was recorded for the three months ended June 30, 2013.

OTTI – Mutual Funds and Other
A substantial portion of these securities is included in a mutual fund that consists primarily of fixed rate residential and agriculture mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”). Contractual cash flows in the pool of mortgage loans are backed by the U.S. Government. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded for the three months ended June 30, 2013.

The following is a tabular rollforward of the total amount of credit-related OTTI:

(In thousands)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(13,952)	$(404,208)	$(418,160)	$(13,549)	$(394,494)	$(408,043)
Additions recognized in earnings during the period:
Credit-related OTTI on securities not previously impaired	—	—	—	(403)	—	(403)
Additional credit-related OTTI on securities previously impaired	—	(4,217)	(4,217)	—	(13,931)	(13,931)
Subtotal of amounts recognized in earnings	—	(4,217)	(4,217)	(403)	(13,931)	(14,334)
Reductions for securities sold or paid off during the period	—	1,848	1,848	—	1,848	1,848
Balance of credit-related OTTI at end of period	$(13,952)	$(406,577)	$(420,529)	$(13,952)	$(406,577)	$(420,529)

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(6,126)	$(308,216)	$(314,342)	$(6,126)	$(314,860)	$(320,986)
Additions recognized in earnings during the period:
Credit-related OTTI on securities not previously impaired	(341)	—	(341)	(341)	—	(341)
Additional credit-related OTTI on securities previously impaired	—	(6,967)	(6,967)	—	(17,176)	(17,176)
Subtotal of amounts recognized in earnings	(341)	(6,967)	(7,308)	(341)	(17,176)	(17,517)
Reductions for securities sold or paid off during the period	—	—	—	—	16,853	16,853
Balance of credit-related OTTI at end of period	$(6,467)	$(315,183)	$(321,650)	$(6,467)	$(315,183)	$(321,650)

To determine the credit component of OTTI for all security types, we utilize projected cash flows as the best estimate of fair value. These cash flows are credit adjusted using, among other things, assumptions for default probability assigned to each portion of performing collateral. The credit-adjusted cash flows are discounted at a security-specific coupon rate to identify any OTTI, and then at a market rate for valuation purposes.
For those securities with credit-related OTTI recognized in the statement of income, the amounts of pretax noncredit-related OTTI recognized in OCI were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

HTM	$—	$16,718	$16,114	$16,718
AFS	693	—	5,955	8,064
	$693	$16,718	$22,069	$24,782
The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended				Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$7	$—	$49	$341	$31	$403	$98	$341
Available-for-sale	3,162	8,539	5,470	6,967	6,438	18,254	11,929	22,964
Other noninterest-bearing investments:
Nonmarketable equity securities	2,209	—	10,518	10,411	5,066	25	19,721	10,469
	5,378	8,539	16,037	17,719	11,535	18,682	31,748	33,774
Net losses		$(3,161)		$(1,682)		$(7,147)		$(2,026)

Statement of income information:
Net impairment losses on investment securities		$(4,217)		$(7,308)		$(14,334)		$(17,517)
Equity securities gains, net		2,209		107		5,041		9,252
Fixed income securities gains (losses), net		(1,153)		5,519		2,146		6,239
Net losses		$(3,161)		$(1,682)		$(7,147)		$(2,026)
Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the three and six months ended June 30, nontaxable interest income on securities was $3.4 million and $6.8 million in 2013 and $4.7 million and $9.5 million in 2012.

Securities with a carrying value of $1.5 billion at June 30, 2013 and December 31, 2012 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

5.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	June 30, 2013	December 31, 2012

Loans held for sale	$164,619	$251,651
Commercial:
Commercial and industrial	$11,898,852	$11,256,945
Leasing	388,044	422,513
Owner occupied	7,394,206	7,589,082
Municipal	453,710	494,183
Total commercial	20,134,812	19,762,723
Commercial real estate:
Construction and land development	2,191,274	1,939,413
Term	7,970,833	8,062,819
Total commercial real estate	10,162,107	10,002,232
Consumer:
Home equity credit line	2,123,913	2,177,680
1-4 family residential	4,485,804	4,350,329
Construction and other consumer real estate	321,839	321,235
Bankcard and other revolving plans	315,487	306,428
Other	212,048	216,379
Total consumer	7,459,091	7,372,051
FDIC-supported loans	431,935	528,241
Total loans	$38,187,945	$37,665,247
FDIC-supported loans were acquired during 2009 and are indemnified by the Federal Deposit Insurance Corporation (“FDIC”) under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased credit-impaired loans accounted for at their carrying values rather than their outstanding balances. See subsequent discussion under Purchased Loans.
Loan balances are presented net of unearned income and fees, which amounted to $132.9 million at June 30, 2013 and $137.5 million at December 31, 2012.
Owner occupied and commercial real estate loans include unamortized premiums of approximately $53.1 million at June 30, 2013 and $59.3 million at December 31, 2012.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.

ZIONS BANCORPORATION AND SUBSIDIARIES

Loans with a carrying value of approximately $22.0 billion at June 30, 2013 and $21.1 billion at December 31, 2012 have been pledged at the Federal Reserve and various Federal Home Loan Banks as collateral for current and potential borrowings.
We sold loans totaling $447 million and $894 million for the three and six months ended June 30, 2013 and $449 million and $875 million for the three and six months ended June 30, 2012, respectively, that were previously classified as loans held for sale. At the time of origination, we determine whether loans will be held for investment or held for sale. We may subsequently change our original intent to hold loans for investment and reclassify them as held for sale. Loans classified as loans held for sale primarily consist of conforming residential mortgages. Amounts added to loans held for sale during these periods were $419 million and $778 million for the three and six months ended June 30, 2013 and $401 million and $808 million for the three and six months ended June 30, 2012, respectively. Income from loans sold, excluding servicing, was $8 million and $16 million for the three and six months ended June 30, 2013 and $8 million and $14 million for the three and six months ended June 30, 2012, respectively.

Allowance for Credit Losses
The allowance for credit losses (“ACL”) consists of the allowance for loan and lease losses (“ALLL,” also referred to as the allowance for loan losses) and the reserve for unfunded lending commitments (“RULC”).

Allowance for Loan and Lease Losses
The ALLL represents our estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. Losses are charged to the ALLL when recognized. Generally, commercial loans are charged off or charged down at the point at which they are determined to be uncollectible in whole or in part, or when 180 days past due unless the loan is well secured and in the process of collection. Consumer loans are either charged off or charged down to net realizable value no later than the month in which they become 180 days past due. Closed-end consumer loans that are not secured by residential real estate are either charged off or charged down to net realizable value no later than the month in which they become 120 days past due. We establish the amount of the ALLL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses so the ALLL is at an appropriate level at the balance sheet date.

We determine our ALLL as the best estimate within a range of estimated losses. The methodologies we use to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. The methodology for impaired loans is discussed subsequently. For the commercial and commercial real estate (“CRE”) segments, we use a comprehensive loan grading system to assign probability of default (“PD”) and loss given default (“LGD”) grades to each loan. The credit quality indicators discussed subsequently are based on this grading system. PD and LGD grades are based on both financial and statistical models and loan officers’ judgment. We create groupings of these grades for each subsidiary bank and loan class and calculate historic loss rates using a loss migration analysis that attributes historic realized losses to these loan grade groupings over the period of January 2008 through the most recent full quarter.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

The current status and historical changes in qualitative and environmental factors may not be reflected in our quantitative models. Thus, after applying historical loss experience, as described above, we review the quantitatively derived level of ALLL for each segment using qualitative criteria and use those criteria to determine our estimate within the range. We track various risk factors that influence our judgment regarding the level of the ALLL across the portfolio segments. These factors primarily include:

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

Changes in ACL Assumptions
We regularly evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. During the second quarter of 2013, we changed certain assumptions in our ACL estimation process including our loss migration model that we use to quantitatively estimate the ALLL and RULC for the commercial and commercial real estate segments.

Prior to the second quarter of 2013, we used loss migration models based on loss experience over the most recent 60 months.  During the second quarter of 2013 and subsequently, the loss migration models are based on loss experience from January 2008 through the most recent full quarter. We extended the period of loss experience to include the beginning of the year 2008 to encompass the last economic downturn period, as the improving charge-off rates experienced during recent periods may not be reflective of current incurred losses, given the environment of continued economic uncertainty.  These refinements in the quantitative portion of the ACL did not have a material effect on the overall level of the ACL or the provision for loan losses.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended June 30, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$496,930	$256,421	$84,622	$3,808	$841,781
Additions:
Provision for loan losses	(5,182)	(11,222)	(8,274)	2,688	(21,990)
Adjustment for FDIC-supported loans	—	—	—	(209)	(209)
Deductions:
Gross loan and lease charge-offs	(18,508)	(6,107)	(9,102)	(1,382)	(35,099)
Recoveries	13,113	12,186	3,120	1,010	29,429
Net loan and lease charge-offs	(5,395)	6,079	(5,982)	(372)	(5,670)
Balance at end of period	$486,353	$251,278	$70,366	$5,915	$813,912

Reserve for unfunded lending commitments:
Balance at beginning of period	$65,632	$33,240	$1,583	$—	$100,455
Provision charged (credited) to earnings	(2,360)	6,214	(227)	—	3,627
Balance at end of period	$63,272	$39,454	$1,356	$—	$104,082

Total allowance for credit losses at end of period:
Allowance for loan losses	$486,353	$251,278	$70,366	$5,915	$813,912
Reserve for unfunded lending commitments	63,272	39,454	1,356	—	104,082
Total allowance for credit losses	$549,625	$290,732	$71,722	$5,915	$917,994

	Six Months Ended June 30, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$510,908	$276,976	$95,656	$12,547	$896,087
Additions:
Provision for loan losses	(8,411)	(29,850)	(13,294)	530	(51,025)
Adjustment for FDIC-supported loans	—	—	—	(7,638)	(7,638)
Deductions:
Gross loan and lease charge-offs	(36,608)	(13,331)	(19,039)	(1,588)	(70,566)
Recoveries	20,464	17,483	7,043	2,064	47,054
Net loan and lease charge-offs	(16,144)	4,152	(11,996)	476	(23,512)
Balance at end of period	$486,353	$251,278	$70,366	$5,915	$813,912

Reserve for unfunded lending commitments:
Balance at beginning of period	$67,374	$37,852	$1,583	$—	$106,809
Provision charged (credited) to earnings	(4,102)	1,602	(227)	—	(2,727)
Balance at end of period	$63,272	$39,454	$1,356	$—	$104,082

Total allowance for credit losses at end of period:
Allowance for loan losses	$486,353	$251,278	$70,366	$5,915	$813,912
Reserve for unfunded lending commitments	63,272	39,454	1,356	—	104,082
Total allowance for credit losses	$549,625	$290,732	$71,722	$5,915	$917,994

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$547,341	$334,299	$109,101	$21,045	$1,011,786
Additions:
Provision for loan losses	15,372	(10,141)	6,686	(1,064)	10,853
Adjustment for FDIC-supported loans	—	—	—	(5,856)	(5,856)
Deductions:
Gross loan and lease charge-offs	(31,576)	(22,823)	(17,322)	(1,964)	(73,685)
Recoveries	11,033	6,630	3,926	8,756	30,345
Net loan and lease charge-offs	(20,543)	(16,193)	(13,396)	6,792	(43,340)
Balance at end of period	$542,170	$307,965	$102,391	$20,917	$973,443

Reserve for unfunded lending commitments:
Balance at beginning of period	$72,002	$25,799	$917	$—	$98,718
Provision charged (credited) to earnings	(1,449)	5,864	453	—	4,868
Balance at end of period	$70,553	$31,663	$1,370	$—	$103,586

Total allowance for credit losses at end of period:
Allowance for loan losses	$542,170	$307,965	$102,391	$20,917	$973,443
Reserve for unfunded lending commitments	70,553	31,663	1,370	—	103,586
Total allowance for credit losses	$612,723	$339,628	$103,761	$20,917	$1,077,029

	Six Months Ended June 30, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$561,351	$343,747	$123,115	$23,472	$1,051,685
Additions:
Provision for loan losses	25,183	(4,926)	6,638	(378)	26,517
Adjustment for FDIC-supported loans	—	—	—	(6,913)	(6,913)
Deductions:
Gross loan and lease charge-offs	(65,053)	(49,834)	(34,331)	(4,481)	(153,699)
Recoveries	20,689	18,978	6,969	9,217	55,853
Net loan and lease charge-offs	(44,364)	(30,856)	(27,362)	4,736	(97,846)
Balance at end of period	$542,170	$307,965	$102,391	$20,917	$973,443

Reserve for unfunded lending commitments:
Balance at beginning of period	$77,232	$23,572	$1,618	$—	$102,422
Provision charged (credited) to earnings	(6,679)	8,091	(248)	—	1,164
Balance at end of period	$70,553	$31,663	$1,370	$—	$103,586

Total allowance for credit losses at end of period:
Allowance for loan losses	$542,170	$307,965	$102,391	$20,917	$973,443
Reserve for unfunded lending commitments	70,553	31,663	1,370	—	103,586
Total allowance for credit losses	$612,723	$339,628	$103,761	$20,917	$1,077,029
1 The Purchased Loans section following contains further discussion related to FDIC-supported loans.

During the first quarter of 2013, we modified the reporting of certain ALLL balances in the previous schedules. This change in reporting resulted in the reclassification of approximately $83.2 million at December 31, 2012, $75.9

ZIONS BANCORPORATION AND SUBSIDIARIES

million at June 30, 2012, and $68.2 million at December 31, 2011 of ALLL balances from the commercial to the commercial real estate loan segments. There was no change to the methodology or assumptions used to estimate the ALLL, nor was the change the result of any changes in credit quality.

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	June 30, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$36,104	$16,186	$11,817	$—	$64,107
Collectively evaluated for impairment	450,249	235,092	58,549	1,008	744,898
Purchased loans with evidence of credit deterioration	—	—	—	4,907	4,907
Total	$486,353	$251,278	$70,366	$5,915	$813,912

Outstanding loan balances:
Individually evaluated for impairment	$341,652	$329,247	$109,860	$1,056	$781,815
Collectively evaluated for impairment	19,793,160	9,832,860	7,349,231	45,373	37,020,624
Purchased loans with evidence of credit deterioration	—	—	—	385,506	385,506
Total	$20,134,812	$10,162,107	$7,459,091	$431,935	$38,187,945

	December 31, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$30,587	$22,295	$13,758	$—	$66,640
Collectively evaluated for impairment	480,321	254,681	81,898	422	817,322
Purchased loans with evidence of credit deterioration	—	—	—	12,125	12,125
Total	$510,908	$276,976	$95,656	$12,547	$896,087

Outstanding loan balances:
Individually evaluated for impairment	$353,380	$437,647	$112,320	$1,149	$904,496
Collectively evaluated for impairment	19,409,343	9,564,585	7,259,731	57,896	36,291,555
Purchased loans with evidence of credit deterioration	—	—	—	469,196	469,196
Total	$19,762,723	$10,002,232	$7,372,051	$528,241	$37,665,247

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Nonaccrual loans are summarized as follows:

(In thousands)	June 30, 2013	December 31, 2012

Commercial:
Commercial and industrial	$94,204	$90,859
Leasing	945	838
Owner occupied	186,090	206,031
Municipal	8,962	9,234
Total commercial	290,201	306,962
Commercial real estate:
Construction and land development	70,128	107,658
Term	70,575	124,615
Total commercial real estate	140,703	232,273
Consumer:
Home equity credit line	11,397	14,247
1-4 family residential	66,174	70,180
Construction and other consumer real estate	4,584	4,560
Bankcard and other revolving plans	1,537	1,190
Other	1,112	1,398
Total consumer loans	84,804	91,575
FDIC-supported loans	5,256	17,343
Total	$520,964	$648,153

ZIONS BANCORPORATION AND SUBSIDIARIES

Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2013
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$11,793,816	$60,244	$44,792	$105,036	$11,898,852	$3,247	$35,437
Leasing	386,464	635	945	1,580	388,044	—	—
Owner occupied	7,283,000	47,716	63,490	111,206	7,394,206	1,734	100,732
Municipal	453,710	—	—	—	453,710	—	8,962
Total commercial	19,916,990	108,595	109,227	217,822	20,134,812	4,981	145,131
Commercial real estate:
Construction and land development	2,164,615	5,701	20,958	26,659	2,191,274	—	48,735
Term	7,919,531	18,817	32,485	51,302	7,970,833	2,565	36,207
Total commercial real estate	10,084,146	24,518	53,443	77,961	10,162,107	2,565	84,942
Consumer:
Home equity credit line	2,113,205	6,906	3,802	10,708	2,123,913	—	4,446
1-4 family residential	4,441,875	13,548	30,381	43,929	4,485,804	2,065	32,601
Construction and other consumer real estate	317,932	1,655	2,252	3,907	321,839	275	1,945
Bankcard and other revolving plans	312,160	1,637	1,690	3,327	315,487	799	578
Other	210,088	1,902	58	1,960	212,048	—	211
Total consumer loans	7,395,260	25,648	38,183	63,831	7,459,091	3,139	39,781
FDIC-supported loans	389,718	8,103	34,114	42,217	431,935	33,410	2,971
Total	$37,786,114	$166,864	$234,967	$401,831	$38,187,945	$44,095	$272,825

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$11,124,639	$73,555	$58,751	$132,306	$11,256,945	$4,013	$32,389
Leasing	421,590	115	808	923	422,513	—	—
Owner occupied	7,447,083	56,504	85,495	141,999	7,589,082	1,822	100,835
Municipal	494,183	—	—	—	494,183	—	9,234
Total commercial	19,487,495	130,174	145,054	275,228	19,762,723	5,835	142,458
Commercial real estate:
Construction and land development	1,836,284	66,139	36,990	103,129	1,939,413	853	50,044
Term	7,984,819	24,730	53,270	78,000	8,062,819	107	54,546
Total commercial real estate	9,821,103	90,869	90,260	181,129	10,002,232	960	104,590
Consumer:
Home equity credit line	2,169,722	4,036	3,922	7,958	2,177,680	—	8,846
1-4 family residential	4,282,611	24,060	43,658	67,718	4,350,329	1,423	21,945
Construction and other consumer real estate	314,931	4,344	1,960	6,304	321,235	395	2,500
Bankcard and other revolving plans	302,587	2,439	1,402	3,841	306,428	1,010	721
Other	213,930	1,411	1,038	2,449	216,379	107	275
Total consumer loans	7,283,781	36,290	51,980	88,270	7,372,051	2,935	34,287
FDIC-supported loans	454,333	12,407	61,501	73,908	528,241	52,033	7,393
Total	$37,046,712	$269,740	$348,795	$618,535	$37,665,247	$61,763	$288,728
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
Special Mention: A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date.
Substandard: A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have well defined weaknesses and are characterized by the distinct possibility that the bank may sustain some loss if deficiencies are not corrected.
Doubtful: A Doubtful asset has all the weaknesses inherent in a Substandard asset with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable.

We generally assign internal grades to commercial and CRE loans with commitments equal to or greater than $500,000 based on financial and statistical models, individual credit analysis, and loan officer judgment. For these

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2013
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$11,218,159	$295,542	$374,377	$10,774	$11,898,852
Leasing	383,901	1,498	2,645	—	388,044
Owner occupied	6,688,110	108,812	594,271	3,013	7,394,206
Municipal	439,344	5,404	8,962	—	453,710
Total commercial	18,729,514	411,256	980,255	13,787	20,134,812	$486,353
Commercial real estate:
Construction and land development	2,035,512	15,805	137,469	2,488	2,191,274
Term	7,378,519	255,789	333,978	2,547	7,970,833
Total commercial real estate	9,414,031	271,594	471,447	5,035	10,162,107	251,278
Consumer:
Home equity credit line	2,083,154	15	40,744	—	2,123,913
1-4 family residential	4,375,794	3,456	106,554	—	4,485,804
Construction and other consumer real estate	313,637	—	8,202	—	321,839
Bankcard and other revolving plans	308,014	17	7,456	—	315,487
Other	205,967	2,498	3,583	—	212,048
Total consumer loans	7,286,566	5,986	166,539	—	7,459,091	70,366
FDIC-supported loans	274,616	25,529	131,790	—	431,935	5,915
Total	$35,704,727	$714,365	$1,750,031	$18,822	$38,187,945	$813,912

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$10,717,594	$198,645	$336,230	$4,476	$11,256,945
Leasing	419,482	226	2,805	—	422,513
Owner occupied	6,833,923	138,539	612,011	4,609	7,589,082
Municipal	453,193	31,756	9,234	—	494,183
Total commercial	18,424,192	369,166	960,280	9,085	19,762,723	$510,908
Commercial real estate:
Construction and land development	1,648,215	57,348	233,374	476	1,939,413
Term	7,433,789	237,201	388,914	2,915	8,062,819
Total commercial real estate	9,082,004	294,549	622,288	3,391	10,002,232	276,976
Consumer:
Home equity credit line	2,138,693	85	38,897	5	2,177,680
1-4 family residential	4,234,426	4,316	111,063	524	4,350,329
Construction and other consumer real estate	313,499	218	7,518	—	321,235
Bankcard and other revolving plans	298,665	23	7,740	—	306,428
Other	209,293	3,211	3,875	—	216,379
Total consumer loans	7,194,576	7,853	169,093	529	7,372,051	95,656
FDIC-supported loans	327,609	24,980	175,652	—	528,241	12,547
Total	$35,028,381	$696,548	$1,927,313	$13,005	$37,665,247	$896,087

Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. For our non-purchased credit impaired loans, if a nonaccrual loan has a balance greater than $1 million or if a loan is a troubled debt restructuring (“TDR”), including TDRs that subsequently default, we evaluate the loan for impairment and estimate a specific reserve for the loan for all portfolio segments under applicable accounting guidance. Smaller nonaccrual loans are pooled for ALLL estimation purposes. Purchased credit impaired (“PCI”) loans in our FDIC-supported portfolio segment are included in impaired loans and are accounted for under separate accounting guidance. See subsequent discussion under Purchased Loans.

When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three and six months ended June 30, 2013 and 2012 was not significant.

Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three and six months ended June 30, 2013 and 2012:

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2013
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$158,007	$28,035	$102,604	$130,639	$15,463
Owner occupied	205,569	56,636	132,111	188,747	19,697
Total commercial	363,576	84,671	234,715	319,386	35,160
Commercial real estate:
Construction and land development	139,255	52,209	66,717	118,926	4,277
Term	208,326	42,183	142,290	184,473	11,651
Total commercial real estate	347,581	94,392	209,007	303,399	15,928
Consumer:
Home equity credit line	16,308	10,981	2,538	13,519	206
1-4 family residential	106,014	44,228	45,926	90,154	11,358
Construction and other consumer real estate	6,865	3,405	1,599	5,004	252
Other	938	936	2	938	—
Total consumer loans	130,125	59,550	50,065	109,615	11,816
FDIC-supported loans	537,324	192,344	194,219	386,563	4,907
Total	$1,378,606	$430,957	$688,006	$1,118,963	$67,811

	December 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$176,521	$27,035	$119,780	$146,815	$12,198
Owner occupied	210,319	79,413	106,282	185,695	17,105
Total commercial	386,840	106,448	226,062	332,510	29,303
Commercial real estate:
Construction and land development	182,385	67,241	85,855	153,096	5,178
Term	310,242	70,718	187,112	257,830	16,725
Total commercial real estate	492,627	137,959	272,967	410,926	21,903
Consumer:
Home equity credit line	14,339	8,055	3,444	11,499	297
1-4 family residential	108,934	42,602	49,867	92,469	12,921
Construction and other consumer real estate	7,054	2,710	3,085	5,795	517
Bankcard and other revolving plans	287	—	287	287	1
Other	2,454	1,832	175	2,007	22
Total consumer loans	133,068	55,199	56,858	112,057	13,758
FDIC-supported loans	895,804	275,187	195,158	470,345	12,125
Total	$1,908,339	$574,793	$751,045	$1,325,838	$77,089

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$170,959	$861		$162,330	$1,519
Owner occupied	213,757	959		209,928	1,878
Total commercial	384,716	1,820		372,258	3,397
Commercial real estate:
Construction and land development	142,428	1,558		145,234	2,215
Term	284,518	1,984		287,464	3,824
Total commercial real estate	426,946	3,542		432,698	6,039
Consumer:
Home equity credit line	13,462	85		12,459	143
1-4 family residential	100,395	354		98,914	725
Construction and other consumer real estate	5,626	47		5,874	93
Other	1,782	—		1,799	—
Total consumer loans	121,265	486		119,046	961
FDIC-supported loans	404,652	33,996	[1]	425,972	59,149	[1]
Total	$1,337,579	$39,844		$1,349,974	$69,546

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$163,397	$820		$158,783	$1,509
Owner occupied	196,213	644		179,503	1,176
Total commercial	359,610	1,464		338,286	2,685
Commercial real estate:
Construction and land development	218,087	1,385		207,418	2,940
Term	268,798	1,416		255,229	2,789
Total commercial real estate	486,885	2,801		462,647	5,729
Consumer:
Home equity credit line	906	2		998	4
1-4 family residential	93,188	437		86,799	758
Construction and other consumer real estate	7,079	43		6,763	88
Bankcard and other revolving plans	98	—		49	—
Other	1,550	—		2,105	—
Total consumer loans	102,821	482		96,714	850
FDIC-supported loans	102,503	11,288	[1]	106,570	20,148	[1]
Total	$1,051,819	$16,035		$1,004,217	$29,412
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

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2013
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1,532	$9,133	$—	$8,349	$15,625	$22,890	$57,529
Owner occupied	24,476	3,536	999	2,981	9,901	34,930	76,823
Total commercial	26,008	12,669	999	11,330	25,526	57,820	134,352
Commercial real estate:
Construction and land development	2,083	13,296	—	59	8,203	31,231	54,872
Term	31,230	9,686	8,361	4,892	24,720	54,028	132,917
Total commercial real estate	33,313	22,982	8,361	4,951	32,923	85,259	187,789
Consumer:
Home equity credit line	743	—	8,415	—	324	191	9,673
1-4 family residential	3,021	1,304	8,135	651	3,964	33,751	50,826
Construction and other consumer real estate	137	970	—	—	146	1,533	2,786
Other	—	2	—	—	—	—	2
Total consumer loans	3,901	2,276	16,550	651	4,434	35,475	63,287
Total accruing	63,222	37,927	25,910	16,932	62,883	178,554	385,428
Nonaccruing
Commercial:
Commercial and industrial	108	7,947	—	217	1,477	13,684	23,433
Owner occupied	1,321	2,685	1,132	3,492	14,234	10,229	33,093
Total commercial	1,429	10,632	1,132	3,709	15,711	23,913	56,526
Commercial real estate:
Construction and land development	12,213	2,790	—	—	5,620	39,631	60,254
Term	312	460	—	3,057	1,525	6,825	12,179
Total commercial real estate	12,525	3,250	—	3,057	7,145	46,456	72,433
Consumer:
Home equity credit line	—	—	1,633	—	221	131	1,985
1-4 family residential	4,617	1,942	2,191	—	4,589	15,849	29,188
Construction and other consumer real estate	5	943	—	—	155	992	2,095
Bankcard and other revolving plans	—	269	—	—	—	—	269
Total consumer loans	4,622	3,154	3,824	—	4,965	16,972	33,537
Total nonaccruing	18,576	17,036	4,956	6,766	27,821	87,341	162,496
Total	$81,798	$54,963	$30,866	$23,698	$90,704	$265,895	$547,924

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$5,388	$6,139	$—	$3,585	$17,647	$44,684	$77,443
Owner occupied	20,963	12,104	—	4,013	9,305	13,598	59,983
Total commercial	26,351	18,243	—	7,598	26,952	58,282	137,426
Commercial real estate:
Construction and land development	1,718	9,868	2	59	8,432	30,248	50,327
Term	30,118	1,854	8,433	3,807	32,302	82,809	159,323
Total commercial real estate	31,836	11,722	8,435	3,866	40,734	113,057	209,650
Consumer:
Home equity credit line	744	—	5,965	—	300	218	7,227
1-4 family residential	2,665	1,324	5,923	147	3,319	36,199	49,577
Construction and other consumer real estate	147	—	—	—	641	2,354	3,142
Other	—	3	—	—	1	—	4
Total consumer loans	3,556	1,327	11,888	147	4,261	38,771	59,950
Total accruing	61,743	31,292	20,323	11,611	71,947	210,110	407,026
Nonaccruing
Commercial:
Commercial and industrial	318	5,667	—	480	2,035	17,379	25,879
Owner occupied	3,822	4,816	654	4,701	7,643	7,803	29,439
Total commercial	4,140	10,483	654	5,181	9,678	25,182	55,318
Commercial real estate:
Construction and land development	18,255	1,308	—	—	1,807	68,481	89,851
Term	3,042	536	—	2,645	9,389	17,718	33,330
Total commercial real estate	21,297	1,844	—	2,645	11,196	86,199	123,181
Consumer:
Home equity credit line	—	—	4,008	—	131	143	4,282
1-4 family residential	4,697	5,637	4,048	—	1,693	14,240	30,315
Construction and other consumer real estate	7	1,671	—	—	—	243	1,921
Bankcard and other revolving plans	—	287	—	—	—	—	287
Other	—	—	—	172	—	—	172
Total consumer loans	4,704	7,595	8,056	172	1,824	14,626	36,977
Total nonaccruing	30,141	19,922	8,710	7,998	22,698	126,007	215,476
Total	$91,884	$51,214	$29,033	$19,609	$94,645	$336,117	$622,502
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.

ZIONS BANCORPORATION AND SUBSIDIARIES

Unused commitments to extend credit on TDRs amounted to approximately $8 million at June 30, 2013 and $13 million at December 31, 2012.
The total recorded investment of all TDRs in which interest rates were modified below market was $208.0 million at June 30, 2013 and $225.6 million at December 31, 2012. These loans are included in the previous table in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial:
Commercial and industrial	$(17)	$(8)	$(201)	$(23)
Owner occupied	(1,046)	(329)	(2,097)	(705)
Total commercial	(1,063)	(337)	(2,298)	(728)
Commercial real estate:
Construction and land development	(111)	(236)	(519)	(469)
Term	(2,585)	(1,473)	(5,150)	(3,026)
Total commercial real estate	(2,696)	(1,709)	(5,669)	(3,495)
Consumer:
Home equity credit line	(34)	(19)	(73)	(34)
1-4 family residential	(3,758)	(3,992)	(7,613)	(7,841)
Construction and other consumer real estate	(108)	(107)	(217)	(215)
Total consumer loans	(3,900)	(4,118)	(7,903)	(8,090)
Total decrease to interest income[1]	$(7,659)	$(6,164)	$(15,870)	$(12,313)
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period-end) and are within 12 months or less of being modified as TDRs is as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$—	$—	$—	$3	$3
Owner occupied	—	3,153	3,153	—	3,153	3,153
Total commercial	—	3,153	3,153	—	3,156	3,156
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	—	—	—	1,019	1,019
Total commercial real estate	—	—	—	—	1,019	1,019
Consumer:
Home equity credit line	—	—	—	—	85	85
1-4 family residential	—	2,399	2,399	—	2,399	2,399
Total consumer loans	—	2,399	2,399	—	2,484	2,484
Total	$—	$5,552	$5,552	$—	$6,659	$6,659

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$114	$114	$—	$1,291	$1,291
Owner occupied	—	5,405	5,405	—	5,405	5,405
Total commercial	—	5,519	5,519	—	6,696	6,696
Commercial real estate:
Construction and land development	—	2,765	2,765	—	2,765	2,765
Term	—	—	—	—	1,466	1,466
Total commercial real estate	—	2,765	2,765	—	4,231	4,231
Consumer:
Home equity credit line	—	—	—	—	—	—
1-4 family residential	—	—	—	—	526	526
Total consumer loans	—	—	—	—	526	526
Total	$—	$8,284	$8,284	$—	$11,453	$11,453
Note: Total loans modified as TDRs during the 12 months previous to June 30, 2013 and 2012 were $183.8 million and $219.5 million, respectively.

Concentrations of Credit Risk
We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. These potential concentrations include, but are not limited to, individual borrowers, groups of borrowers, industries, geographies, collateral types, sponsors, etc. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. Our analysis as of June 30, 2013 concluded that no significant exposure exists from such credit risk concentrations. See Note 6 for a discussion of counterparty risk associated with the Company’s derivative transactions.

Purchased Loans
Background and Accounting
We purchase loans in the ordinary course of business and account for them and the related interest income based on their performing status at the time of acquisition. PCI loans have evidence of credit deterioration at the time of

ZIONS BANCORPORATION AND SUBSIDIARIES

acquisition and it is probable that not all contractual payments will be collected. Interest income for PCI loans is accounted for on an expected cash flow basis. Certain other loans acquired by the Company that are not credit-impaired include loans with revolving privileges and are excluded from the PCI tabular disclosures following. Interest income for these loans is accounted for on a contractual cash flow basis. Certain acquired loans with similar characteristics such as risk exposure, type, size, etc., are grouped and accounted for in loan pools.

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

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	June 30, 2013	December 31, 2012

Commercial	$190,576	$227,414
Commercial real estate	322,361	382,068
Consumer	35,295	41,398
Outstanding balance	$548,232	$650,880

Carrying amount	$386,918	$472,040
ALLL	4,859	12,077
Carrying amount, net	$382,059	$459,963
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

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were approximately $0.1 million at June 30, 2013 and $12.2 million at December 31, 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Balance at beginning of period	$126,359	$174,004	$134,461	$184,679
Accretion	(33,787)	(22,882)	(59,053)	(44,415)
Reclassification from nonaccretable difference	8,312	1,678	23,184	15,547
Disposals and other	3,599	4,240	5,891	1,229
Balance at end of period	$104,483	$157,040	$104,483	$157,040
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

During the three and six months ended June 30, we adjusted the ALLL for acquired loans by recording a provision for loan losses of $2.5 million and $(7.1) million in 2013 and $(6.9) million and $(7.3) million in 2012, respectively. The provision is net of the ALLL reversals discussed subsequently. As separately discussed and in accordance with the loss sharing agreements, portions of the increases to the provision are recoverable from the FDIC and comprise part of the FDIC IA. For the three and six months ended June 30, these adjustments, before FDIC indemnification, resulted in net charge-offs of $0.3 million and net recoveries of $0.6 million in 2013, and net recoveries of $7.8 million and $6.7 million in 2012, respectively.

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

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three and six months ended June 30, total reversals to the ALLL were $1.1 million and $10.9 million in 2013 and $7.9 million and $10.6 million in 2012, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Any related decrease to the FDIC IA is recorded through a charge to other noninterest expense. Changes that increase cash flows have been due primarily to (1) the enhanced economic status of borrowers compared to original evaluations, (2) improvements in the Southern California market where the

ZIONS BANCORPORATION AND SUBSIDIARIES

majority of these loans were originated, and (3) efforts by our credit officers and loan workout professionals to resolve problem loans.

For the three and six months ended June 30, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $28.4 million and $47.4 million in 2013 and $14.8 million and $27.9 million in 2012, respectively, of additional interest income; and $21.8 million and $42.1 million in 2013 and $11.2 million and $21.2 million in 2012, respectively, of additional other noninterest expense due to the reduction of the FDIC IA.

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

Changes in the FDIC IA were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Balance at beginning of period	$71,100	$121,332	$90,929	$133,810
Amounts filed with the FDIC and collected or in process [1]	2,089	12,495	9,760	11,202
Net change in asset balance due to reestimation of projected cash flows [2]	(21,892)	(16,660)	(49,392)	(27,845)
Balance at end of period	$51,297	$117,167	$51,297	$117,167

[1]	The FDIC’s reimbursement process requires that submitted expenses be paid, not just incurred, to qualify for reimbursement.

[2]	Negative amounts result from the accretion of loan balances based on increases in cash flow estimates and on prepayments.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Our objectives in using derivatives are to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider advisable, to manage exposure to interest rate movements or other identified risks, and/or to directly offset derivatives sold to our customers. To accomplish these objectives, we use interest rate swaps as part of our cash flow hedging strategy. These derivatives are used to hedge the variable cash flows associated with designated loans.

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

Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At June 30, 2013, the fair value of our derivative liabilities was $64.9 million, for which we have pledged cash collateral of approximately $53.6 million in the normal course of business. If our credit rating were downgraded by one notch at June 30, 2013, the additional amount of collateral we could be required to pledge is approximately $2 million.

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

Selected information with respect to notional amounts and recorded gross fair values at June 30, 2013 and December 31, 2012, and the related gain (loss) of derivative instruments for the three and six months ended June 30, 2013 and 2012 is summarized as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2013			December 31, 2012
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges:
Interest rate swaps	$50,000	$66	$—	$150,000	$1,188	$—
Total derivatives designated as hedging instruments	50,000	66	—	150,000	1,188	—
Derivatives not designated as hedging instruments
Interest rate swaps	80,446	685	687	98,524	1,043	1,047
Interest rate swaps for customers [2]	2,782,634	58,706	59,346	2,607,603	79,579	82,926
Total return swap	1,159,686	—	4,829	1,159,686	—	5,127
Total derivatives not designated as hedging instruments	4,022,766	59,391	64,862	3,865,813	80,622	89,100
Total derivatives	$4,072,766	$59,457	$64,862	$4,015,813	$81,810	$89,100

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$(2)	$777	$—		$(6)	$2,382	$—
	(2)	777	—		(6)	2,382	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$780				$1,546
Total derivatives designated as hedging instruments	(2)	777	—	780	(6)	2,382	—	1,546
Derivatives not designated as hedging instruments
Interest rate swaps			(20)				(87)
Interest rate swaps for customers [2]			4,290				5,748
Futures contracts			(1)				—
Total return swap			(5,450)				(11,008)
Total derivatives not designated as hedging instruments			(1,181)				(5,347)
Total derivatives	$(2)	$777	$(1,181)	$780	$(6)	$2,382	$(5,347)	$1,546

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$95	$3,199	$—		$306	$8,493	$—
	95	3,199	—		306	8,493	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$756				1,506
Total derivatives designated as hedging instruments	95	3,199	—	756	306	8,493	—	1,506
Derivatives not designated as hedging instruments
Interest rate swaps			4				(128)
Interest rate swaps for customers [2]			(804)				586
Basis swaps			—				18
Futures contracts			14				(10)
Total return swap			(5,450)				(10,900)
Total derivatives not designated as hedging instruments			(6,236)				(10,434)
Total derivatives	$95	$3,199	$(6,236)	$756	$306	$8,493	$(10,434)	$1,506
Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).

[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
3 Amounts for the three and six months ended June 30 of $0.8 million and $2.4 million in 2013, and $3.2 million and $8.5 million in 2012, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 7.

At June 30, the fair values of derivative assets and liabilities were reduced by net credit valuation adjustments of $2.8 million and $2.2 million in 2013, and $5.0 million and $0.1 million in 2012, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

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

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. At June 30, 2013, amounts to be reclassified were not material.

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

The fair value of the TRS derivative liability was $4.8 million at June 30, 2013 and $5.1 million at December 31, 2012.

Both the fair values of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. We are able to cancel the transaction with not longer than 90 days’ notice. Absent major changes in these projected cash flows, we expect the value of the TRS liability to continue to approximate its June 30, 2013 fair value. We expect to incur subsequent net quarterly costs of approximately $5.5 million under the TRS, including related interest rate swaps and scheduled payments of interest on the underlying CDOs, as long as the TRS remains in place for this CDO portfolio. Our estimated quarterly expense amount would be impacted by, among other things, changes in the composition of the CDO portfolio included in the transaction and changes over time in the forward London Interbank Offered Rate (“LIBOR”) rate curve. The Company’s costs are also subject to adjustment in the event of future changes in regulatory requirements applicable to DB if we do not then elect to terminate the transaction. Termination by the Company for such regulatory changes applicable to DB will result in no payment by the Company.

At June 30, 2013, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

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
Debt Issuance and Redemptions
During the three and six months ended June 30, 2013 under our senior medium-term note program, we issued notes totaling $49 million and $69 million that have interest rates from 2.75% to 3.30% and mature through May 2018. During the six months ended June 30, 2013, we redeemed at maturity all of the remaining $5 million of short-term notes and $18 million of long-term notes.

ZIONS BANCORPORATION AND SUBSIDIARIES

On June 13, 2013, we issued $300 million of 4.5% senior notes due June 13, 2023, with interest payments commencing December 13, 2013. Net proceeds from this issuance were approximately $297.2 million.

On May 3, 2013, Zions Capital Trust B redeemed all of its 8.0% trust preferred securities, or 11.4 million shares, at 100% of their $25 per share liquidation amount for a total of $285 million. Following our tender offer announced on May 31, 2013, we repurchased on June 18, 2013 approximately $258 million of our $500 million outstanding 7.75% senior notes that were due September 23, 2014. In connection with these debt redemptions, we recorded $40.3 million of debt extinguishment cost that consisted of $22.9 million of the early tender premium and $17.4 million in write-offs of unamortized debt discount and issuance costs.

Subordinated Debt Conversions
During the three and six months ended June 30, 2013, approximately $0.2 million and $1.2 million of convertible subordinated debt was converted into depositary shares each representing a 1/40th interest in a share of the Company’s preferred stock. These conversions added 1,210 shares of Series C to the Company’s preferred stock.

For the six months ended June 30, 2013, in connection with these conversions, the $1.4 million added to preferred stock included the transfer from common stock of $0.2 million of the intrinsic value of the beneficial conversion feature. The amount of this conversion feature was included with common stock at the time of the debt modification. At June 30, 2013, the remaining balance in common stock of this conversion feature was approximately $76.4 million. The balance at par of the convertible subordinated debt was $456.6 million at June 30, 2013. The five largest investor holdings totaled approximately 57% of this amount. The remaining balance of the convertible debt discount was $125.3 million at June 30, 2013.

Preferred Stock Issuances
The following series of noncumulative perpetual preferred stock were issued during the six months ended June 30, 2013 for a total of $599 million. Net of commissions and fees, the proceeds added approximately $588 million to shareholders’ equity. The shares qualify as Tier 1 capital. Except for Series I, the shares were registered with the SEC and issuances were in the form of depositary shares.

1.
Series I, $300.9 million, fixed/floating rate issued May 17, 2013; dividends payable semiannually at 5.80% on the 15th day of June and December commencing December 15, 2013 to the earliest possible redemption date of June 15, 2023, interest rate then resets to an annual floating rate equal to three-month LIBOR plus 3.80% and dividends become payable quarterly.

2.
Series H, $126.2 million, fixed rate issued May 3, 2013; dividends payable quarterly at 5.75% on the 15th day of March, June, September, and December, commencing June 15, 2013; redeemable beginning June 15, 2019.

3.
Series G, $171.8 million, fixed/floating rate issued February 7, 2013; dividends payable quarterly at 6.30% on the 15th day of March, June, September, and December commencing June 15, 2013 to the earliest possible redemption date of March 15, 2023, interest rate then resets to an annual floating rate equal to three-month LIBOR plus 4.24%.

These preferred stock issuances, as with our existing preferred stock, are subject to federal regulations pertaining to the payment of dividends, redemptions, and other items.

Accumulated Other Comprehensive Income
Effective January 1, 2013, we adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new guidance under ASU 220, Comprehensive Income, follows ASUs 2011-12 and 2011-05 and finalizes the reporting requirements for reclassifications out of AOCI. Companies must present reclassifications by component when reporting changes in AOCI. Items reclassified in their entirety out of AOCI to net income must have the effect of the reclassification disclosed according to the respective income statement line

ZIONS BANCORPORATION AND SUBSIDIARIES

item. Items not reclassified in their entirety must be cross-referenced to other disclosures in the footnotes. The entire reclassification information must be disclosed in one location, either on the face of the financial statements by income statement line item, or in a footnote. We have elected to present the information in a footnote and include the comparable periods for the previous year.

Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivative instruments	Pension and post-retirement	Total
Six Months Ended June 30, 2013

Balance at December 31, 2012	$(397,616)	$1,794	$(50,335)	$(446,157)

Other comprehensive income (loss) before reclassifications, net of tax	64,440	(3)	—	64,437
Amounts reclassified from AOCI, net of tax	8,590	(1,426)	—	7,164
Other comprehensive income (loss)	73,030	(1,429)	—	71,601
Balance at June 30, 2013	$(324,586)	$365	$(50,335)	$(374,556)

Six Months Ended June 30, 2012

Balance at December 31, 2011	$(546,763)	$9,404	$(54,725)	$(592,084)

Other comprehensive income before reclassifications, net of tax	13,742	177	—	13,919
Amounts reclassified from AOCI, net of tax	7,151	(5,133)	—	2,018
Other comprehensive income (loss)	20,893	(4,956)	—	15,937
Balance at June 30, 2012	$(525,870)	$4,448	$(54,725)	$(576,147)

	Amounts reclassified from AOCI [1]				Statement of income (SI) Balance sheet (BS)
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2013	2012	2013	2012		Affected line item

Net realized gains (losses) on investment securities	$(1,153)	$5,519	$2,146	$6,239	SI	Fixed income securities gains (losses), net
Income tax expense (benefit)	(441)	2,038	821	2,252
	(712)	3,481	1,325	3,987

Net unrealized losses on investment securities	(4,217)	(6,967)	(13,932)	(17,176)	SI	Net impairment losses on investment securities
Income tax benefit	(1,668)	(2,665)	(5,384)	(6,570)
	(2,549)	(4,302)	(8,548)	(10,606)
Accretion of securities with noncredit-related impairment losses not expected to be sold	(637)	(614)	(981)	(881)	BS	Investment securities, held-to-maturity
Deferred income taxes	(521)	247	(386)	349	BS	Other assets
	$(4,419)	$(1,188)	$(8,590)	$(7,151)

Net unrealized gains on derivative instruments	$777	$3,199	$2,382	$8,493	SI	Interest and fees on loans
Income tax expense	308	1,267	956	3,360
	$469	$1,932	$1,426	$5,133
1 Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noncontrolling Interests
On June 3, 2013, we removed the entire noncontrolling interest amount of approximately $4.8 million from the Company’s balance sheet following settlement with the remaining owner.

Subsequent Events
New Capital Rules, Basel III
In July 2013, the Federal Reserve published final rules establishing a new capital framework for U.S. banking organizations. These new rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, and will become effective for the Company on January 1, 2015, with the fully phased-in requirements becoming effective in 2018.
Among other things, the new rules revise capital adequacy guidelines and the regulatory framework for prompt corrective action, and they modify specified quantitative measures of our assets, liabilities, and capital. The impact of these new rules will require the Company to maintain capital in excess of current “well-capitalized” regulatory standards, and in excess of historical levels. We believe the Company and its subsidiary banks would meet the capital adequacy requirements under the new rules on a fully phased-in basis if they were required as of June 30, 2013.
Equity Transactions
On July 24, 2013, we announced our intent to redeem on September 16, 2013 $590 million of our 9.50% Series C Non-Cumulative Perpetual Preferred Stock. This redemption represents 590,000 shares, or 23.6 million depositary shares, at a redemption price of $25 per depositary share.  The Federal Reserve did not object to the element of our capital plan, as of the latest modification on May 6, 2013, to redeem up to $800 million of our Series C preferred stock subject to issuing an equivalent amount of new preferred shares. At June 30, 2013, the entire outstanding amount of our Series C preferred stock was approximately $799.5 million.

On August 2, 2013, we issued depositary shares representing $5.9 million aggregate liquidation preference of our Series A Non-Cumulative Perpetual Preferred Stock, consisting of 236,279 depositary shares at a price per depositary share of $21.55 for an aggregate purchase price of $5.1 million. Dividends on this preferred stock are payable at the greater of three-month LIBOR plus 0.52% or 4.0%.

On August 5, 2013, we filed a preliminary prospectus with the SEC with respect to and announced our intent to issue up to approximately $195 million (195,152 shares with a liquidation preference of $1,000 per share) of a new Series J Fixed/Floating Rate Non-Cumulative Perpetual Preferred Stock. If this offering is completed, it is expected that dividends will be payable semiannually at a fixed rate on the 15th day of March and September commencing March 15, 2014 to the earliest possible redemption date of September 15, 2023. The interest rate would then reset to a floating rate equal to three-month LIBOR plus a spread to be determined.  The fixed dividend rate and the spread associated with the floating dividend rate will be determined by an online auction process expected to be conducted August 7-8, 2013.

8.	INCOME TAXES
The income tax expense rate for the three months ended June 30, 2013 was lower than the tax rate for the same period in 2012 primarily because of the nontaxability of certain income items. The tax rate in 2012 was increased primarily by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during the quarter. The income tax expense rates for the six months ended June 30, 2013 and 2012 were similarly impacted by the previously discussed permanent items.
The balance of net deferred tax assets was approximately $367 million at June 30, 2013 and $406 million at December 31, 2012. We evaluate net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of June 30, 2013.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for AFS and trading investment securities; private equity investments under the equity method of accounting; securities sold, not yet purchased; and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or fair value accounting or when adjusting carrying values of certain assets or liabilities, including recognition of impairment on assets. This is done primarily for HTM securities; loans held for sale; impaired loans; other real estate owned (“OREO”); private equity investments carried at cost; goodwill; core deposit and other intangibles; other long-lived assets; and for disclosures of certain financial instruments. ASC 820 presupposes an orderly transaction and precludes the use of blockage factors or liquidity adjustments due to the quantity of securities held by an entity.

Level 3 Valuation Policies and Procedures
Our valuation policies and procedures for Level 3 securities are under the direction of the Securities Valuation and Securitization Oversight Committee (“SOC”) comprised of senior and executive members of management in our investment, financial and accounting operations. The SOC is chaired by our chief financial officer and reports to the Audit Committee of the Board of Directors. The major function of the SOC is to develop, review, and approve for use on a quarterly basis the key model inputs, critical valuation assumptions, and proposed discount rates utilized for the valuation of Level 3 securities. The sources of fair value changes are presented to the SOC and attribution analysis are completed when significant changes occur between quarters. SOC procedures require that back testing of certain significant assumptions be provided quarterly. Observers from Risk Management, Internal Audit and other areas attend SOC meetings.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Utilization of Third Party Service Providers
We use third party service providers and third party model outputs to estimate fair value for certain of our AFS securities as follows:
For AFS Level 2 securities, we use a third party pricing service to provide pricing, if available, for securities in the following reporting categories: U.S. Treasury, agencies and corporations (except Federal Agricultural Mortgage Corporation (“FAMC”) securities); municipal securities; trust preferred – banks and insurance; and other (including ABS CDOs). At June 30, 2013, the fair value of AFS Level 2 securities for which we obtained pricing from the third party pricing service in these reporting categories amounted to approximately $1.7 billion of the $1.8 billion total of AFS Level 2 securities.
For AFS Level 3 securities, we use other third party service providers to provide pricing, if available, for securities in the following reporting categories: municipal securities, trust preferred – banks and insurance, trust preferred – real estate investment trusts, auction rate, and other (including ABS CDOs). At June 30, 2013, the fair value of AFS Level 3 securities for which we obtained pricing from these third party service providers in these reporting categories amounted to approximately $80 million of the $1.1 billion total of AFS Level 3 securities. In addition, the fair values for approximately $1.0 billion at June 30, 2013 of our AFS Level 3 securities, while internally modeled, include information from third party models. See “Trust preferred CDO internal model” discussed subsequently.
Fair values of the remaining AFS Level 2 and Level 3 securities not valued by pricing from third party services were determined by us using market corroborative data. At June 30, 2013, the Level 2 securities for which we use market corroborative data consisted of approximately $104 million of FAMC securities, $53 million of municipal securities, and $6 million of mutual funds and stock, and the Level 3 securities consisted of $3 million of ABS CDOs. Estimation of the fair values of the FAMC securities included the use of a standard mortgage pass-through calculator that incorporates discounted cash flows, while the municipal securities included the use of a standard form discounted cash flow model with certain inputs adjusted for market conditions.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Approximately 31% of the bank issuers are public companies included in a third party proprietary reduced form model. The model generates PDs using equity valuation-related inputs along with other macro and issuer-specific inputs. We use the higher of the PD from the third party proprietary reduced form model and the ratio-based approach.
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

The resulting five-year PDs at June 30, 2013, after adding the PD overlay model, ranged from 100% for the “worst” deferring banks to 11% for the “best” deferring banks. The weighted average assumed loss rate on deferring collateral was 53%. This loss rate is calculated as a percentage of the par amount of deferring collateral within a pool that is expected to default prior to the end of a five-year deferral period. The model includes the expectation that deferrals that do not default will pay their contractually required back interest and return to a current status at the end of five years. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Our June 30, 2013, valuations for bank and insurance tranches utilized a discount rate range of LIBOR + 3.75% for the highest quality/most over-collateralized insurance-only tranches and LIBOR + 21.0% for the lowest credit quality tranche, which included bank collateral, in order to reflect market level assumptions for structured finance securities. For tranches that include bank collateral, the discount rate was at least LIBOR + 5.6% for the highest quality/most over-collateralized tranches. These discount rates are applied to already credit-adjusted cash flows for each tranche.
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
At June 30, 2013, the discount rates utilized for fair value purposes for tranches that include bank collateral were:
1)LIBOR + 5.6% for all first priority original AAA-rated bonds;
2)LIBOR + 5.6% to 6.3% and averaged LIBOR + 5.7% for lower priority original AAA-rated bonds;
3)LIBOR + 5.9% to 16.2% and averaged LIBOR + 8.7% for original A-rated bonds; and
4)LIBOR + 9.2% to 21.0% and averaged LIBOR + 16.3% for original BBB-rated bonds.
Accordingly, the wide difference between the effective interest rate used in the determination of the credit component of OTTI and the discount rate on the CDOs used in the determination of fair value results in the unrealized losses. The discount rate used for fair value purposes significantly exceeds the effective interest rate for the CDOs. The differences average approximately 5% for the original AAA-rated CDO tranches, 7% for the original A-rated CDO tranches, and 14% for the original BBB-rated CDO tranches. With the exception of certain of the most senior CDOs, most of the principal payments are not expected prior to the final maturity

ZIONS BANCORPORATION AND SUBSIDIARIES

date, which is generally 2029 or later. High market discount rates and the long maturities of the CDO tranches result in full principal repayment contributing little to CDO tranche fair values.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	June 30, 2013
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$38,498	$1,744,132		$1,782,630
Municipal securities		52,835	$13,544	66,379
Asset-backed securities:
Trust preferred – banks and insurance			1,030,293	1,030,293
Trust preferred – real estate investment trusts			18,499	18,499
Auction rate			6,554	6,554
Other (including ABS CDOs)		3,147	17,324	20,471
Mutual funds and stock	262,816	5,753		268,569
	301,314	1,805,867	1,086,214	3,193,395
Trading account		26,385		26,385
Other noninterest-bearing investments:
Private equity		5,128	75,517	80,645
Other assets:
Derivatives:
Interest rate related and other		1,584		1,584
Interest rate swaps for customers		58,706		58,706
Foreign currency exchange contracts	12,227			12,227
	12,227	60,290		72,517
	$313,541	$1,897,670	$1,161,731	$3,372,942
LIABILITIES
Securities sold, not yet purchased	$15,799			$15,799
Other liabilities:
Derivatives:
Interest rate related and other		$687		687
Interest rate swaps for customers		59,346		59,346
Foreign currency exchange contracts	10,648			10,648
Total return swap			$4,829	4,829
	10,648	60,033	4,829	75,510
Other			289	289
	$26,447	$60,033	$5,118	$91,598

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$102,982	$1,692,637		$1,795,619
Municipal securities		59,445	$16,551	75,996
Asset-backed securities:
Trust preferred – banks and insurance		121	949,271	949,392
Trust preferred – real estate investment trusts			16,403	16,403
Auction rate			6,515	6,515
Other (including ABS CDOs)		4,214	15,160	19,374
Mutual funds and stock	219,214	8,797		228,011
	322,196	1,765,214	1,003,900	3,091,310
Trading account		28,290		28,290
Other noninterest-bearing investments:
Private equity		5,132	64,223	69,355
Other assets:
Derivatives:
Interest rate related and other		2,850		2,850
Interest rate swaps for customers		79,579		79,579
Foreign currency exchange contracts	4,404			4,404
	4,404	82,429		86,833
	$326,600	$1,881,065	$1,068,123	$3,275,788
LIABILITIES
Securities sold, not yet purchased	$26,735			$26,735
Other liabilities:
Derivatives:
Interest rate related and other		$1,142		1,142
Interest rate swaps for customers		82,926		82,926
Foreign currency exchange contracts	3,159			3,159
Total return swap			$5,127	5,127
	3,159	84,068	5,127	92,354
Other			124	124
	$29,894	$84,068	$5,251	$119,213

No transfers of assets and liabilities occurred among Levels 1, 2 or 3 for the three and six months ended June 30, 2013 and 2012.

Key Model Inputs and Assumptions
Key model unobservable input assumptions used to fair value certain asset-backed securities by class under Level 3 include the following at June 30, 2013:

ZIONS BANCORPORATION AND SUBSIDIARIES

(Dollars in thousands)	Fair value at June 30, 2013		Valuation approach	Constant default rate (“CDR”)	Loss severity	Prepayment rate
Asset-backed securities:
Trust preferred – predominantly banks	$879,765		Income	Pool specific [3]	100%	Pool specific [7]
Trust preferred – predominantly insurance	279,678		Income	Pool specific [4]	100%	5% per year
Trust preferred – individual banks	22,081		Market
	1,181,524	[1]
Trust preferred – real estate investment trusts	18,499		Income	Pool specific [5]	60-100%	0% per year
Other (including ABS CDOs)	29,126	[2]	Income	Collateral specific [6]	70-100%	Collateral weighted average life

1 Includes $1,030.3 million of AFS securities and $151.2 million of HTM securities.
2 Includes $17.3 million of AFS securities and $11.8 million of HTM securities.
3 CDR ranges: yr 1 – 0.30% to 2.84%; yrs 2-5 – 0.49% to 1.02%; yrs 6 to maturity – 0.58% to 0.69%.
4 CDR ranges: yr 1 – 0.30% to 0.32%; yrs 2-5 – 0.47% to 0.48%; yrs 6 to maturity – 0.50% to 0.54%.
5 CDR ranges: yr 1 – 4.3% to 7.8%; yrs 2-3 – 4.7% to 5.6%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.
6 These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.
7 Constant Prepayment Rate (“CPR”) ranges: 9.0% to 21.67% annually until 2016; 2016 to maturity – 3.0% annually.
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

The following presents the percentage of total fair value of predominantly bank trust preferred CDOs by vintage year (origination date) according to original rating:

(Dollars in thousands)
	Fair value at June 30, 2013	Percentage of total fair value according to original rating			Percentage of total fair value by vintage
Vintage year
		AAA	A	BBB

2001	$38,859	3.3%	1.1%	0.1%	4.5%
2002	205,060	20.4	2.9	—	23.3
2003	324,921	22.8	14.1	—	36.9
2004	192,080	7.9	13.9	—	21.8
2005	17,453	1.1	0.9	—	2.0
2006	62,613	2.8	3.9	0.4	7.1
2007	38,779	4.4	—	—	4.4
	$879,765	62.7%	36.8%	0.5%	100.0%

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended June 30, 2013
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at March 31, 2013	$17,043	$1,003,102	$17,306	$6,524	$15,393	$69,706	$(4,875)	$(195)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale		797	63		9
Dividends and other investment income						2,160
Fair value and nonhedge derivative loss							(5,450)
Equity securities gains, net						1,340
Fixed income securities gains (losses), net	15	(1,190)			14
Net impairment losses on investment securities		(4,047)	(170)
Other noninterest expense								(94)
Other comprehensive income	197	52,312	1,300	30	1,972
Purchases						2,882
Sales		(7,015)				(387)
Redemptions and paydowns	(3,711)	(13,666)			(64)	(184)	5,496
Balance at June 30, 2013	$13,544	$1,030,293	$18,499	$6,554	$17,324	$75,517	$(4,829)	$(289)

	Level 3 Instruments
	Six Months Ended June 30, 2013
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2012	$16,551	$949,271	$16,403	$6,515	$15,160	$64,223	(5,127)	$(124)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	21	1,612	126	1	14
Dividends and other investment income						5,149
Fair value and nonhedge derivative loss							(11,008)
Equity securities gains, net						3,739
Fixed income securities gains, net	36	2,036			44
Net impairment losses on investment securities		(13,761)	(170)
Other noninterest expense								(165)
Other comprehensive income	922	130,962	2,140	38	4,623
Purchases						3,841
Sales		(7,015)				(1,120)
Redemptions and paydowns	(3,986)	(32,812)			(2,517)	(315)	11,306
Balance at June 30, 2013	$13,544	$1,030,293	$18,499	$6,554	$17,324	$75,517	$(4,829)	$(289)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended June 30, 2012
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at March 31, 2012	$17,109	$935,870	$16,000	$40,873	$40,322	$134,746	$(5,218)	$(205)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	21	2,475	61	1	80
Dividends and other investment income						6,820
Fair value and nonhedge derivative loss							(5,450)
Equity securities losses, net						(10,086)
Fixed income securities gains, net		3,224		2,246
Net impairment losses on investment securities		(6,967)
Other noninterest expense								84
Other comprehensive income (loss)	(595)	3,534	(1,630)	546	569
Purchases						4,397
Sales						(9,064)
Redemptions and paydowns	(175)	(11,686)		(36,500)	(305)	(5,325)	5,331
Balance at June 30, 2012	$16,360	$926,450	$14,431	$7,166	$40,666	$121,488	$(5,337)	$(121)

	Level 3 Instruments
	Six Months Ended June 30, 2012
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2011	$17,381	$929,356	$18,645	$70,020	$43,546	$128,348	$(5,422)	$(86)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	64	5,028	101	2	160
Dividends and other investment income						8,559
Fair value and nonhedge derivative loss							(10,900)
Equity securities losses, net						(625)
Fixed income securities gains, (losses), net		7,776		4,134	(5,773)
Net impairment losses on investment securities		(17,176)
Other noninterest expense								(35)
Other comprehensive income (loss)	(635)	33,733	(4,315)	1,335	5,883
Purchases						7,379
Sales						(14,718)
Redemptions and paydowns	(450)	(32,267)		(68,325)	(3,150)	(7,455)	10,985
Balance at June 30, 2012	$16,360	$926,450	$14,431	$7,166	$40,666	$121,488	$(5,337)	$(121)

ZIONS BANCORPORATION AND SUBSIDIARIES

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses):

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012

Dividends and other investment income (loss)	$(60)	$3,859	$(45)	$4,516
Fixed income securities gains (losses), net	(1,161)	5,470	2,116	6,137
Equity securities gains, net	—	10,417	—	10,359

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In thousands)	Fair value at June 30, 2013				Fair value at December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$—	$—	$—	$—	$23,524	$23,524
Impaired loans	—	4,904	—	4,904	—	3,789	—	3,789
Private equity investments, carried at cost	—	—	5,092	5,092	—	—	13,520	13,520
Other real estate owned	—	57,502	—	57,502	—	58,954	—	58,954
	$—	$62,406	$5,092	$67,498	$—	$62,743	$37,044	$99,787

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
ASSETS
HTM securities adjusted for OTTI	$—	$(341)	$(403)	$(341)
Impaired loans	(832)	(640)	(1,566)	(3,041)
Private equity investments, carried at cost	(609)	(170)	(1,429)	(1,752)
Other real estate owned	(2,156)	(6,429)	(6,468)	(12,416)
	$(3,597)	$(7,580)	$(9,866)	$(17,550)

HTM securities adjusted for OTTI were fair valued according to the methodology discussed elsewhere herein. Private equity investments carried at cost were fair valued according to the methodology discussed previously under Private Equity Investments. In previous reporting periods, the disclosure of private equity investments carried at cost was included with the private equity investments under the equity method of accounting. This revised disclosure had no effect on the Company’s financial statements or results of operations in the prior year periods. The amounts of private equity investments carried at cost were $59.3 million at June 30, 2013 and $74.8 million at December 31, 2012. Additionally, the amounts of other noninterest-bearing investments carried at cost were $226.2 million at June 30, 2013 and $232.5 million at December 31, 2012, which were comprised of Federal Reserve and Federal Home Loan Bank stock.

During the three and six months ended June 30, we recognized net gains of $2.1 million and $6.3 million in 2013 and $2.9 million and $5.8 million in 2012, respectively, from the sale of OREO properties that had a carrying value at the time of sale of approximately $38.7 million and $84.7 million during the six months ended June 30, 2013 and 2012, respectively. Previous to their sale in these periods, we recognized impairment on these properties of $0.3 million and $0.4 million in 2013 and $3.2 million and $3.9 million in 2012, respectively.

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

Automated valuation services may be used primarily for residential properties when values from any of the previous methods were not available within 90 days of the balance sheet date. These services use models based on market, economic, and demographic values. The use of these models has only occurred in a very few instances and the related property valuations have not been sufficiently significant to consider disclosure under Level 3 rather than Level 2.

Impaired loans not collateral-dependent are fair valued based on the present value of future cash flows discounted at the expected coupon rates over the lives of the loans. Because the loans were not discounted at market interest rates, the valuations do not represent fair value and have been excluded from the nonrecurring fair value balance in the preceding schedules.

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	June 30, 2013		December 31, 2012
(In thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
HTM investment securities	$783,371	$734,292	$756,909	$674,741
Loans and leases (including loans held for sale), net of allowance	37,538,652	37,419,383	37,020,811	37,024,198
Financial liabilities:
Time deposits	2,810,431	2,825,093	2,962,931	2,988,714
Foreign deposits	1,514,270	1,513,920	1,804,060	1,803,625
Other short-term borrowings	—	—	5,409	5,421
Long-term debt (less fair value hedges)	2,166,932	2,405,548	2,329,323	2,636,422
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

HTM investment securities primarily consist of municipal securities and bank and insurance trust preferred CDOs. HTM municipal securities are fair valued under Level 3 using a standard form discounted cash flow model as discussed previously and the valuation inputs described under auction rate securities. HTM bank and insurance trust preferred CDOs are fair valued using the internal model previously described.

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

10.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In thousands)	June 30, 2013	December 31, 2012

Unfunded commitments to extend credit	$15,003,402	$14,277,347
Standby letters of credit:
Financial	818,076	774,427
Performance	212,369	190,029
Commercial letters of credit	93,954	91,978
The Company’s 2012 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At June 30, 2013, the Company had recorded approximately $10.8 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $6.7 million attributable to the RULC and $4.1 million of deferred commitment fees.
At June 30, 2013, the Parent has guaranteed $15 million of debt of affiliated trusts issuing trust preferred securities. In connection with the redemption on May 3, 2013 of all of the $285 million of Zions Capital Trust B trust preferred securities, as discussed in Note 7, the Parent canceled its guarantee for these securities.

At June 30, 2013, we had unfunded commitments for private equity and other noninterest-bearing investments of $30.9 million. These obligations have no stated maturity.

ZIONS BANCORPORATION AND SUBSIDIARIES

Legal Matters
We are subject to litigation in court and arbitral proceedings, as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. At any given time, litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. While most matters relate to individual claims, we are also subject to putative class action claims and similar broader claims. Current putative class actions and similar claims include the following:

•
a complaint relating to allegedly wrongful acts in our processing of overdraft fees on debit card transactions in which the plaintiffs seek monetary awards on the basis of various common law claims, Barlow, et. al. v. Zions First National Bank and Zions Bancorporation, pending in the United States District Court for the District of Utah;

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

In the second quarter of 2013, the parties to the Barlow case reached an agreement in principle to settle, which covers all of our affiliates alleged to have engaged in wrongful processing. The amount of the settlement is reflected in our accruals for legal losses as of June 30, 2013. The settlement is subject to definitive documentation and court approval. Another overdraft case, Sadlier, et. al. v. National Bank of Arizona, brought in the Superior Court for the State of Arizona, County of Maricopa, was dismissed with prejudice in the second quarter of 2013.
Discovery has been completed in the Reyes case, but has not commenced in the Meridian Funds case. Motions for and against class certification have been made in the Reyes case, but the court has not yet ruled on the issue.

At any given time, proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; our customers’ involvement in money-laundering, fraud, securities violations and other illicit activities or our policies and practices relating to such customer activities; and our compliance with the broad range of banking, securities and other laws and regulations applicable to us. At any given time, we may be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters. Significant investigations and similar inquiries to which we are currently subject relate to:

•
possible money laundering activities of a customer of one of our banking subsidiaries and the anti-money laundering practices of that bank (conducted by the United States Attorneys Office for the Southern District of New York); and

•
the practices of our subsidiary, Zions Bank; our former subsidiary, NetDeposit, LLC; and possibly other of our affiliates relating primarily to payment processing for allegedly fraudulent telemarketers connected with the Reyes case noted previously (conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania).

ZIONS BANCORPORATION AND SUBSIDIARIES

In the second quarter of 2013, the SEC advised us that they had determined not to take action against us as a result of its investigation into the practices of our subsidiary, Contango Capital Advisors, Inc., relative to certain investment products acquired by Contango clients from sponsors and issuers unaffiliated with us.

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

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to estimate such a range only for a limited number of matters. We currently estimate the aggregate range of reasonably possible losses for those matters to be from $0 million to not more than $50 million in excess of amounts accrued. This estimated range of reasonably possible losses is based on information currently available as of June 30, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

11.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended June 30,						Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Service cost	$—	$13	$—	$—	$8	$9	$—	$25	$—	$—	$16	$18
Interest cost	1,739	1,892	101	115	10	12	3,478	3,783	202	230	20	23
Expected return on plan assets	(3,027)	(2,827)					(6,055)	(5,654)
Amortization of prior service cost (credit)			31	31	(37)	(61)			62	62	(75)	(122)
Amortization of net actuarial (gain) loss	2,157	2,345	17	(28)	(19)	(22)	4,315	4,691	35	(57)	(38)	(43)
Net periodic benefit cost (credit)	$869	$1,423	$149	$118	$(38)	$(62)	$1,738	$2,845	$299	$235	$(77)	$(124)

As disclosed in the Company’s 2012 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

12.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of June 30, 2013, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 101 branches in Utah and 26 branches in Idaho. CB&T operates 101 branches in California. Amegy operates 84 branches in Texas. NBAZ operates 72 branches in Arizona. NSB operates 51 branches in Nevada. Vectra operates 38 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended June 30, 2013 and 2012:

(In millions)	Zions Bank		CB&T		Amegy		NBAZ		NSB
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$150.8	$166.1	$122.6	$117.2	$94.0	$91.4	$41.4	$41.4	$28.6	$31.0
Provision for loan losses	(10.7)	20.4	(3.0)	(3.8)	5.7	(8.9)	(4.7)	2.5	(8.7)	(1.6)
Net interest income after provision for loan losses	161.5	145.7	125.6	121.0	88.3	100.3	46.1	38.9	37.3	32.6
Net impairment losses on investment securities	—	(0.2)	—	—	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—	—	—
Other noninterest income	54.2	51.1	19.7	19.1	35.5	44.3	8.8	7.9	9.7	8.6
Noninterest expense	128.0	125.5	94.5	84.4	91.9	86.8	35.4	38.1	34.2	34.4
Income (loss) before income taxes	87.7	71.1	50.8	55.7	31.9	57.8	19.5	8.7	12.8	6.8
Income tax expense (benefit)	32.1	25.2	19.9	22.2	10.6	18.8	7.4	3.4	4.4	2.4
Net income (loss)	$55.6	$45.9	$30.9	$33.5	$21.3	$39.0	$12.1	$5.3	$8.4	$4.4
AVERAGE BALANCE SHEET DATA
Total assets	$17,522	$17,330	$10,823	$10,880	$13,215	$12,081	$4,620	$4,457	$4,064	$4,171
Cash and due from banks	352	377	165	174	273	259	71	70	82	89
Money market investments	2,949	2,538	1,237	1,148	2,676	2,395	433	610	956	996
Total securities	1,311	1,369	334	345	313	338	300	280	780	784
Total loans	12,363	12,402	8,287	8,350	8,790	7,997	3,612	3,280	2,124	2,169
Total deposits	15,234	14,814	9,231	9,219	10,798	9,595	3,918	3,721	3,625	3,626
Shareholder’s equity:
Preferred equity	280	480	162	248	251	410	180	275	113	242
Common equity	1,533	1,430	1,319	1,291	1,776	1,661	407	358	304	279
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,813	1,910	1,481	1,539	2,027	2,071	587	633	417	521
	Vectra		TCBW		Other		Consolidated Company
	2013	2012	2013	2012	2013	2012	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$25.1	$28.5	$6.8	$6.9	$(38.6)	$(56.2)	$430.7	$426.3
Provision for loan losses	(0.8)	1.4	0.1	0.8	0.1	—	(22.0)	10.8
Net interest income after provision for loan losses	25.9	27.1	6.7	6.1	(38.7)	(56.2)	452.7	415.5
Net impairment losses on investment securities	—	—	—	—	(4.2)	(7.1)	(4.2)	(7.3)
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—
Other noninterest income	6.1	5.7	1.0	0.9	(5.7)	(1.6)	129.3	136.0
Noninterest expense	25.5	24.7	3.9	4.3	38.3	3.5	451.7	401.7
Income (loss) before income taxes	6.5	8.1	3.8	2.7	(86.9)	(68.4)	126.1	142.5
Income tax expense (benefit)	2.1	2.7	1.3	0.9	(34.7)	(24.6)	43.1	51.0
Net income (loss)	$4.4	$5.4	$2.5	$1.8	$(52.2)	$(43.8)	$83.0	$91.5
AVERAGE BALANCE SHEET DATA
Total assets	$2,529	$2,380	$836	$871	$1,055	$720	$54,664	$52,890
Cash and due from banks	50	51	19	20	(12)	(14)	1,000	1,026
Money market investments	78	34	103	161	220	(96)	8,652	7,786
Total securities	184	220	107	120	539	445	3,868	3,901
Total loans	2,138	1,993	595	557	62	69	37,971	36,817
Total deposits	2,165	2,029	703	721	(689)	(783)	44,985	42,942
Shareholder’s equity:
Preferred equity	70	70	3	13	460	93	1,519	1,831
Common equity	237	208	84	78	(558)	(592)	5,102	4,713
Noncontrolling interests	—	—	—	—	(3)	(2)	(3)	(2)
Total shareholder’s equity	307	278	87	91	(101)	(501)	6,618	6,542

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the six months ended June 30, 2013 and 2012:

(In millions)	Zions Bank		CB&T		Amegy		NBAZ		NSB
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$302.3	$333.7	$237.2	$234.4	$189.4	$186.9	$81.9	$83.4	$56.0	$62.2
Provision for loan losses	(8.9)	60.9	(9.8)	(6.7)	(8.1)	(32.2)	(4.7)	9.0	(8.9)	(8.3)
Net interest income after provision for loan losses	311.2	272.8	247.0	241.1	197.5	219.1	86.6	74.4	64.9	70.5
Net impairment losses on investment securities	—	(0.2)	—	—	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	—	(9.2)	—	—	—	—	—	—
Other noninterest income	104.5	111.4	41.3	38.2	73.9	76.7	17.0	15.6	18.6	16.5
Noninterest expense	243.0	247.5	184.8	165.6	176.1	168.8	69.6	75.9	65.9	69.7
Income (loss) before income taxes	172.7	136.5	103.5	104.5	95.3	127.0	34.0	14.1	17.6	17.3
Income tax expense (benefit)	63.1	48.1	40.7	41.3	31.9	42.1	12.8	5.5	6.0	6.0
Net income (loss)	$109.6	$88.4	$62.8	$63.2	$63.4	$84.9	$21.2	$8.6	$11.6	$11.3
AVERAGE BALANCE SHEET DATA
Total assets	$17,290	$17,293	$10,872	$10,857	$12,954	$12,058	$4,606	$4,462	$4,058	$4,148
Cash and due from banks	351	371	170	180	297	310	70	70	84	89
Money market investments	2,729	2,397	1,282	1,114	2,431	2,312	456	613	975	972
Total securities	1,275	1,405	339	344	362	340	287	277	761	768
Total loans	12,360	12,468	8,281	8,347	8,693	7,981	3,582	3,280	2,111	2,186
Total deposits	14,990	14,759	9,270	9,166	10,546	9,534	3,906	3,715	3,609	3,597
Shareholder’s equity:
Preferred equity	280	480	162	255	251	449	180	290	126	251
Common equity	1,521	1,408	1,323	1,286	1,760	1,653	404	355	301	277
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,801	1,888	1,485	1,541	2,011	2,102	584	645	427	528
	Vectra		TCBW		Other		Consolidated Company
	2013	2012	2013	2012	2013	2012	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$50.7	$54.2	$13.3	$14.0	$(82.0)	$(105.0)	$848.8	$863.8
Provision for loan losses	(9.4)	2.4	(0.8)	1.4	(0.4)	—	(51.0)	26.5
Net interest income after provision for loan losses	60.1	51.8	14.1	12.6	(81.6)	(105.0)	899.8	837.3
Net impairment losses on investment securities	—	—	—	—	(14.3)	(17.3)	(14.3)	(17.5)
Loss on sale of investment securities to Parent	—	—	—	—	—	9.2	—	—
Other noninterest income	13.1	11.1	2.0	1.8	(9.8)	(13.3)	260.6	258.0
Noninterest expense	50.6	49.6	8.8	9.0	50.2	7.9	849.0	794.0
Income (loss) before income taxes	22.6	13.3	7.3	5.4	(155.9)	(134.3)	297.1	283.8
Income tax expense (benefit)	7.9	4.3	2.5	1.8	(61.2)	(46.2)	103.7	102.9
Net income (loss)	$14.7	$9.0	$4.8	$3.6	$(94.7)	$(88.1)	$193.4	$180.9
AVERAGE BALANCE SHEET DATA
Total assets	$2,496	$2,372	$858	$884	$1,130	$661	$54,264	$52,735
Cash and due from banks	51	51	19	20	(10)	(17)	1,032	1,074
Money market investments	62	50	142	173	307	(97)	8,384	7,534
Total securities	184	222	104	121	530	441	3,842	3,918
Total loans	2,115	1,963	580	556	64	68	37,786	36,849
Total deposits	2,136	2,028	719	734	(477)	(876)	44,699	42,657
Shareholder’s equity:
Preferred equity	70	70	3	14	303	284	1,375	2,093
Common equity	232	205	83	77	(578)	(582)	5,046	4,679
Noncontrolling interests	—	—	—	—	(3)	(2)	(3)	(2)
Total shareholder’s equity	302	275	86	91	(278)	(300)	6,418	6,770

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the OCC, the Board of Governors of the Federal Reserve Board System, the FDIC, the SEC, and the CFPB;

•
the impact of executive compensation rules under the Dodd-Frank Act and banking regulations which may impact the ability of the Company and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•
the impact of the Dodd-Frank Act and of new international standards known as Basel III, and rules and regulations thereunder, many of which have not yet been promulgated or are not yet effective, on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which we engage in such activities, the fees we may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;

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
GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security	FDIC	Federal Deposit Insurance Corporation
ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AFS	Available-for-Sale	FICO	Fair Isaac Corporation
ALCO	Asset/Liability Committee	FRB	Federal Reserve Board
ALLL	Allowance for Loan and Lease Losses	GAAP	Generally Accepted Accounting Principles
Amegy	Amegy Corporation	HECL	Home Equity Credit Line
AOCI	Accumulated Other Comprehensive Income	HTM	Held-to-Maturity
ASC	Accounting Standards Codification	IA	Indemnification Asset
ASU	Accounting Standards Update	IFRS	International Financial Reporting Standards
ATM	Automated Teller Machine	ISDA	International Swap Dealer Association
bps	basis points	LGD	Loss Given Default
CB&T	California Bank & Trust	LIBOR	London Interbank Offered Rate
CCAR	Comprehensive Capital Analysis and Review	Lockhart	Lockhart Funding LLC
CDO	Collateralized Debt Obligation	MCC	Model Control Committee
CDR	Constant Default Rate	MVE	Market Value of Equity
CET1	Common Equity Tier 1	NBAZ	National Bank of Arizona
CFPB	Consumer Financial Protection Bureau	NRSRO	Nationally Recognized Statistical Rating Organization
CLTV	Combined Loan-to-Value Ratio	NSB	Nevada State Bank
CPR	Constant Prepayment Rate	OCC	Office of the Comptroller of the Currency
CRE	Commercial Real Estate	OCI	Other Comprehensive Income
DB	Deutsche Bank AG	OREO	Other Real Estate Owned
DBRS	Dominion Bond Rating Service	OTC	Over-the-Counter
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	OTTI	Other-Than-Temporary Impairment
DTA	Deferred Tax Asset	Parent	Zions Bancorporation
DTL	Deferred Tax Liability	PCI	Purchased Credit Impaired
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	PD	Probability of Default
FASB	Financial Accounting Standards Board	PIK	Payment in Kind

ZIONS BANCORPORATION AND SUBSIDIARIES

REIT	Real Estate Investment Trust	TCBO	The Commerce Bank of Oregon
RULC	Reserve for Unfunded Lending Commitments	TCBW	The Commerce Bank of Washington
SBA	Small Business Administration	TDR	Troubled Debt Restructuring
SBIC	Small Business Investment Company	TRS	Total Return Swap
SEC	Securities and Exchange Commission	Vectra	Vectra Bank Colorado
SOC	Securitization Oversight Committee	Zions Bank	Zions First National Bank
TAG	Transaction Account Guarantee	ZMSC	Zions Management Services Company
TARP	Troubled Asset Relief Program

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2012 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The Company reported net earnings applicable to common shareholders of $55.4 million, or $0.30 per diluted share for the second quarter of 2013, compared to $55.2 million, or $0.30 per diluted share for the same prior year period. The following changes had a favorable impact on net earnings:

•	$32.8 million decrease in the provision for loan losses;

•	$23.7 million reduction in total interest expense;

•	$8.9 million decrease in preferred stock dividends;

•	$7.9 million decrease in income tax expense; and

•	$4.9 million decline in other real estate expense.

The impact of these items was partially offset by the following:

•	$40.3 million increase in debt extinguishment cost;

•	$19.4 million decrease in total interest income;

•	$10.7 million increase in other noninterest expense;

•	$10.2 million reduction in dividends and other investment income; and

•	$6.7 million reduction in fixed income securities net gains.

Net earnings applicable to common shareholders for the first six months of 2013 were $143.7 million, or $0.77 per diluted share, compared to net earnings applicable to common shareholders of $80.7 million, or $0.44 per diluted share in the corresponding prior year period. The improved result reflects the following:

•	$77.5 million decrease in the provision for loan losses;

•	$50.7 million decrease in preferred stock dividends;

•	$38.4 million decline in total interest expense;

•	$10.7 million decrease in other real estate expense; and

•	$6.0 million reduction in credit related expense.

The impact of these items was partially offset by the following:

•	$53.5 million decline in total interest income;

•	$40.3 million increase in debt extinguishment cost;

•	$25.5 million increase in other noninterest expense;

•	$11.7 million increase in salaries and employee benefits; and

•	$7.0 million reduction in dividends and other investment income.

ZIONS BANCORPORATION AND SUBSIDIARIES

During 2009, the Company executed a subordinated debt modification and exchange transaction. The original discount on the convertible subordinated debt was $679 million and the remaining discount at June 30, 2013 was $125 million. It included the following components:

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

Excluding the impact of these noncash expenses, income before income taxes and subordinated debt conversions for the second quarter of 2013 was $138 million compared to $169 million for the second quarter of 2012.

IMPACT OF CONVERTIBLE SUBORDINATED DEBT

	Three Months Ended
(In millions)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012

Income before income taxes (GAAP)	$126.1	$171.0	$87.5	$170.3	$142.5
Convertible subordinated debt discount amortization	12.1	11.6	11.0	10.5	10.7
Accelerated convertible subordinated debt discount amortization	0.1	0.3	1.1	2.0	16.2
Income before income taxes and subordinated debt conversions (non-GAAP)	$138.3	$182.9	$99.6	$182.8	$169.4
The impact of the conversion of subordinated debt into preferred stock is further discussed in the “Capital Management” section.

Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of the Company’s revenue. For the second quarter of 2013, taxable-equivalent net interest income was $434.6 million, compared to $422.3 million for the first quarter of 2013, and $431.0 million for the second quarter of 2012. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

Net interest margin in the second quarter of 2013 vs. the same prior year period
The net interest margin was 3.44% and 3.56% for the second quarter of 2013 and 2012, respectively, and 3.44% for the first quarter of 2013. The decreased net interest margin for the second quarter of 2013 compared to the second quarter of 2012 resulted primarily from:

•	lower yields on loans excluding FDIC-supported loans and AFS investment securities; and

•	increased balance of low-yielding money market investments.
The impact of these items was partially offset by the following favorable developments:

•	lower yields on deposit funding and long-term debt; and

•	higher yields on FDIC-supported loans.
Even though the Company’s average loan portfolio, excluding FDIC-supported loans, was $1,363 million higher in the second quarter of 2013 than for the same prior year period, the average interest rate earned on those assets was

ZIONS BANCORPORATION AND SUBSIDIARIES

45 bps lower. This decline in interest income was primarily caused by (1) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (2) maturing loans, many of which had rate floors, being replaced with new loans at lower original coupons and/or lower floors compared to the rates at which loans were originated when spreads were higher.

The yield earned on AFS securities during the second quarter of 2013 was 84 bps lower than in the comparable prior year period. The interest rates for most of the securities in the AFS securities portfolio are based on variable rate indexes such as the 3-month LIBOR rate, which decreased between these reporting periods.

During the second quarter of 2013, most of the Company’s excess liquidity was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments increased to 17.1% of total interest-earning assets in the second quarter of 2013 compared to 16.0% in the comparable prior year period. The average rate earned by these investments remained practically unchanged between these time periods.

Noninterest-bearing demand deposits provided the Company with low cost funding and comprised 39.2% of average total deposits in the second quarter of 2013 compared to 37.8% for the same period in 2012. Additionally, the average rate paid on interest-bearing deposits in the second quarter of 2013 decreased by 9 bps when compared to the second quarter of 2012. As a practical matter, it is becoming difficult to reduce deposit costs further as those costs approach zero.

In the second quarter of 2013, the Company redeemed the entire outstanding balance, approximately $285 million, of its 8% outstanding trust preferred securities (previously included in long-term debt), and repurchased approximately $258 million of its 7.75% senior notes. These actions were partially offset by various issuances of new, lower cost senior debt, which resulted in a net reduction of the average balance of long-term debt for the second quarter of 2013, which was $115.4 million lower than in the same prior year period. Additionally, the average interest rate of long-term debt was 267 bps lower than in the second quarter of 2012. This can be attributed to the lower accelerated amortization of convertible subordinated debt discount and to the lower cost of new debt issuances. Refer to the “Liquidity Management Actions” section for more information.

See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.

The spread on average interest-bearing funds was 3.10% for both the second quarter of 2013 and the same prior year period. The spread on average interest-bearing funds for the second quarter of 2013 was affected by the same factors that had an impact on the net interest margin.

If we assume no further changes in the volume of earning assets, we expect net interest income to decline further by a moderate amount, as the aforementioned factors such as loan repricing are expected to continue. Furthermore, competitive pricing pressures on loans and lower benchmark indices (such as LIBOR) have resulted in lower rates achieved on new loan production compared to those produced in the past, in part due to the current “accommodative” U.S. monetary policy, which has resulted in a significant increase in the money supply, but has not yet resulted in strong borrowing demand by qualified customers. Nevertheless, we believe we can offset much of the pressure on the net interest margin primarily through loan growth and debt refinancing, and have indicated that we believe net interest income is likely to remain generally stable over the next year compared to the first six months of 2013, although the quarterly path is likely to exhibit some volatility.

The unamortized discount on convertible subordinated debt was $125 million as of June 30, 2013, or 27.4% of the $457 million of remaining outstanding convertible subordinated notes, and will be amortized to interest expense over the remaining life of the debt using the interest method. At December 31, 2012, the unamortized discount on the convertible subordinated debt was $149 million, or 32.6% of the $458 million of convertible subordinated notes that were outstanding at that time.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company expects to remain “asset-sensitive” with regard to interest rate risk. The current period of low interest rates has lasted for several years. During this time, the Company has maintained an interest rate risk position that is more asset sensitive than it was prior to the economic crisis, and, we believe, more than most peers, and it expects to maintain this more asset-sensitive position for what may be a prolonged period. With interest rates at low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience. Further detail on interest rate risk is discussed in “Interest Rate Risk” on page 79 of the Company’s 2012 Annual Report on Form 10-K, and in this filing in “Interest Rate Risk.”

The following schedule summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$8,652,403	$5,764	0.27%	$7,786,191	$5,099	0.26%
Securities:
Held-to-maturity	740,839	9,372	5.07%	797,843	11,339	5.72%
Available-for-sale	3,090,910	19,303	2.50%	3,084,771	25,603	3.34%
Trading account	36,296	287	3.17%	18,877	148	3.15%
Total securities	3,868,045	28,962	3.00%	3,901,491	37,090	3.82%
Loans held for sale	141,313	1,224	3.47%	157,308	1,561	3.99%
Loans [2]:
Loans and leases	37,518,549	425,962	4.55%	36,155,395	449,045	5.00%
FDIC-supported loans	452,849	35,243	31.22%	661,597	24,416	14.84%
Total loans	37,971,398	461,205	4.87%	36,816,992	473,461	5.17%
Total interest-earning assets	50,633,159	497,155	3.94%	48,661,982	517,211	4.27%
Cash and due from banks	1,000,221			1,025,681
Allowance for loan losses	(837,651)			(1,006,606)
Goodwill	1,014,129			1,015,129
Core deposit and other intangibles	45,262			61,511
Other assets	2,808,640			3,132,314
Total assets	$54,663,760			$52,890,011
LIABILITIES
Interest-bearing deposits:
Savings and money market	$22,871,040	10,144	0.18%	$21,957,941	13,466	0.25%
Time	2,842,322	4,179	0.59%	3,264,853	6,053	0.75%
Foreign	1,642,381	820	0.20%	1,490,695	1,304	0.35%
Total interest-bearing deposits	27,355,743	15,143	0.22%	26,713,489	20,823	0.31%
Borrowed funds:
Securities sold, not yet purchased	4,076	—	—%	6,128	29	1.90%
Federal funds purchased and security repurchase agreements	283,690	78	0.11%	474,026	161	0.14%
Other short-term borrowings	—	—	—%	13,290	66	2.00%
Long-term debt	2,214,215	47,355	8.58%	2,329,608	65,165	11.25%
Total borrowed funds	2,501,981	47,433	7.60%	2,823,052	65,421	9.32%
Total interest-bearing liabilities	29,857,724	62,576	0.84%	29,536,541	86,244	1.17%
Noninterest-bearing deposits	17,629,219			16,228,973
Other liabilities	559,219			582,743
Total liabilities	48,046,162			46,348,257
Shareholders’ equity:
Preferred equity	1,518,823			1,830,845
Common equity	5,102,082			4,713,318
Controlling interest shareholders’ equity	6,620,905			6,544,163
Noncontrolling interests	(3,307)			(2,409)
Total shareholders’ equity	6,617,598			6,541,754
Total liabilities and shareholders’ equity	$54,663,760			$52,890,011
Spread on average interest-bearing funds			3.10%			3.10%
Taxable-equivalent net interest income and net yield on interest-earning assets		$434,579	3.44%		$430,967	3.56%
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$8,383,594	$11,203	0.27%	$7,534,218	$9,727	0.26%
Securities:
Held-to-maturity	748,745	18,908	5.09%	798,792	22,338	5.62%
Available-for-sale	3,063,404	37,305	2.46%	3,089,299	49,307	3.21%
Trading account	29,496	477	3.26%	30,033	486	3.25%
Total securities	3,841,645	56,690	2.98%	3,918,124	72,131	3.70%
Loans held for sale	172,780	2,988	3.49%	166,105	3,063	3.71%
Loans [2]:
Loans and leases	37,310,024	853,567	4.61%	36,162,127	908,054	5.05%
FDIC-supported loans	475,625	61,592	26.11%	687,237	47,975	14.04%
Total loans	37,785,649	915,159	4.88%	36,849,364	956,029	5.22%
Total interest-earning assets	50,183,668	986,040	3.96%	48,467,811	1,040,950	4.32%
Cash and due from banks	1,031,593			1,074,330
Allowance for loan losses	(860,878)			(1,027,526)
Goodwill	1,014,129			1,015,129
Core deposit and other intangibles	47,155			63,674
Other assets	2,848,774			3,141,635
Total assets	$54,264,441			$52,735,053
LIABILITIES
Interest-bearing deposits:
Savings and money market	$22,803,524	20,556	0.18%	$21,929,941	28,830	0.26%
Time	2,888,562	8,654	0.60%	3,317,088	12,693	0.77%
Foreign	1,585,837	1,575	0.20%	1,449,552	2,713	0.38%
Total interest-bearing deposits	27,277,923	30,785	0.23%	26,696,581	44,236	0.33%
Borrowed funds:
Securities sold, not yet purchased	2,295	—	—%	14,443	220	3.06%
Federal funds purchased and security repurchase agreements	286,787	151	0.11%	501,344	315	0.13%
Other short-term borrowings	1,908	19	2.01%	30,842	500	3.26%
Long-term debt	2,272,441	98,254	8.72%	2,160,692	122,372	11.39%
Total borrowed funds	2,563,431	98,424	7.74%	2,707,321	123,407	9.17%
Total interest-bearing liabilities	29,841,354	129,209	0.87%	29,403,902	167,643	1.15%
Noninterest-bearing deposits	17,421,371			15,960,236
Other liabilities	583,578			600,987
Total liabilities	47,846,303			45,965,125
Shareholders’ equity:
Preferred equity	1,375,064			2,093,197
Common equity	5,046,508			4,679,020
Controlling interest shareholders’ equity	6,421,572			6,772,217
Noncontrolling interests	(3,434)			(2,289)
Total shareholders’ equity	6,418,138			6,769,928
Total liabilities and shareholders’ equity	$54,264,441			$52,735,053
Spread on average interest-bearing funds			3.09%			3.17%
Taxable-equivalent net interest income and net yield on interest-earning assets		$856,831	3.44%		$873,307	3.62%
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

The provision for loan losses for the second quarter of 2013 was $(22.0) million compared to $10.9 million for the same prior year period. For the first six months of 2013 and 2012, the provision for loan losses was $(51.1) million and $26.5 million, respectively. During the past few years, the Company has experienced a significant improvement in credit quality metrics, including lower levels of criticized and classified loans and lower realized loss rates in most loan segments. However, the Company continues to exercise caution with regard to the appropriate level of the allowance for loan losses, given the slow economic recovery. At June 30, 2013, classified loans, excluding FDIC-supported loans, were $1.6 billion compared to $1.9 billion at June 30, 2012.

Net loan and lease charge-offs declined to $6 million in the second quarter of 2013 from $43 million in the same prior year period. The annualized ratio of net loan and lease charge-offs to average loans declined from 0.47% in the second quarter of 2012 to 0.06% in the second quarter of 2013. Although gross charge-offs continued to decline, high levels of recoveries contributed to the low net charge-off level in the second quarter. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

During the second quarter of 2013, the Company recorded a $3.6 million provision for unfunded lending commitments compared to $4.9 million for the same prior year period. For the first six months of 2013 and 2012, the provision for unfunded lending commitments was $(2.7) million and $1.2 million, respectively. The decreased provision was primarily caused by improvements in credit quality. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as fluctuations in credit quality.

Although classified and nonperforming loan volumes continue to be elevated when compared to long-term historical levels, most measures of credit quality continued to show improvement during the second quarter of 2013. Barring any significant economic downturn, we expect the Company’s credit costs to remain stable for the next several quarters.

Noninterest Income
Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. For the second quarter of 2013, noninterest income was $125.1 million compared to $128.7 million in the same prior year period.

Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees increased by $1.7 million in the second quarter of 2013 compared to the same prior year period. Most of the increase can be attributed to higher fees earned from arranging interest rate swaps for customers, which serve the purpose of protecting customers from higher debt service burdens in a rising interest rate environment. The Company also collected a small one-time technology license fee, and earned higher merchant credit card fees. The impact of these increases was partially offset by lower fees from brokered loans. See Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2012 Annual Report on Form 10-K for information regarding the reclassification of fees.

ZIONS BANCORPORATION AND SUBSIDIARIES

In the second quarter, other service charges, commissions and fees included approximately $9 million of debit card interchange fees. The Company’s interchange fees may be adversely affected in the future by the recent ruling of the U.S. District Court for the District of Columbia, which invalidated the Federal Reserve Board’s current regulation of debit card interchange fees.

Dividends and other investment income consists of revenue from the Company’s bank-owned life insurance program, dividends from FHLB and Federal Reserve Bank stock, and earnings from other equity investments including Federal Agricultural Mortgage Corporation and certain alternative venture investments. For the second quarter of 2013, this income decreased by $10.2 million from the same prior year period, mainly due to lower earnings from investments in alternative ventures, the bank-owned life insurance program, and Federal Agricultural Mortgage Corporation stock.

Losses from fair value and nonhedge derivatives in the second quarter of 2013 were $3.8 million lower than in the second quarter of 2012. The decreased loss is primarily attributable to fair value gains on interest rate swap agreements that resulted from rising interest rates.

During the second quarter of 2013, the Company recorded $2.2 million of equity securities gains, compared to $0.1 million in the same prior year period. The increase is primarily attributable to higher unrealized gains from SBIC investments.

Fixed income securities losses were $1.1 million in the second quarter of 2013, compared to $5.5 million of gains in the same prior year period. In the second quarter of 2013, the Company realized $4.3 million of losses from CDO sales, partially offset by $3.1 million of gains recognized from cash principal payments from CDOs that had been previously written down. Gains in 2012 resulted from the redemption of securities which had been acquired at a discount from Lockhart Funding, and from principal payments received for CDOs that had been previously written down.

The Company recognized net impairment losses on CDO investment securities of $4.2 million and $7.3 million during the second quarters of 2013 and 2012, respectively. See “Investment Securities Portfolio” for additional information.

During the first half of 2013, noninterest income was $246.4 million compared to $240.5 in the corresponding prior year period. Except for the items discussed below, explanations provided previously for the quarterly changes also apply to the year-to-date fluctuations.

Loan sales and servicing income for the first six months of 2013 was $3.0 million higher than in the same prior year period. The increase is caused by increased gains from capitalized mortgage servicing rights and loan sales. Loan sales and servicing income is expected to decrease in the next quarter due to higher mortgage interest rates and lower demand for refinanced mortgages.

During the first six months of 2013, equity securities gains were $5.0 million compared to $9.3 million for the comparable period in 2012. In 2012, the Company had realized higher gains from SBIC investments than in 2013.

Fixed income securities gains were $2.1 million in the first half of 2013 compared to $6.2 million in the same prior year period. In 2013, the Company recognized $6.4 million in gains from principal payments received for CDOs that had been previously written off, partially offset by losses from CDO sales.

Other noninterest income was $4.5 million and $2.3 million for the second quarters of 2013 and 2012, respectively. Most of the income recognized in the second quarter of 2013 is related to gains from sales of fixed and other assets, gains related to certain loans which had been purchased from a failed bank, and other miscellaneous income.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest Expense
Noninterest expense increased by 12.45% to $451.7 million in the second quarter of 2013 compared to the same prior year period. The increase was primarily caused by the debt extinguishment cost, and increases in other expenses, salaries and employee benefits, as well as professional and legal services.

Salaries and employee benefits for the second quarter of 2013 increased by 3.0% from the same period in 2012. Most of the increase can be attributed to higher base salaries, bonuses, and share-based compensation, which were partially offset by decreased medical insurance costs.

Other real estate expense in the second quarter of 2013 was 75.3% lower than in the comparable prior year period. The decrease is primarily due to a 44.2% reduction in OREO balances between these two periods and lower write-downs of OREO values during work-out.

Credit-related expense includes costs incurred during the foreclosure process prior to the Company obtaining title to collateral and recording an asset in OREO, as well as other out-of-pocket costs related to the management of problem loans and other assets. During the second quarters of 2013 and 2012, credit-related expense was $9.4 million and $12.4 million, respectively. The decrease is primarily attributable to lower legal expenses and lower foreclosure costs, as well as an increase in reimbursements from borrowers for expenses incurred during workouts. Additionally, the levels of problem credits have decreased compared to the prior year period.

Professional and legal services were $17.1 million and $12.9 million for the second quarters of 2013 and 2012, respectively. Most of the increase can be attributed to consulting expenses related to the Company’s upgrade of its stress testing and capital planning capabilities and processes to meet Comprehensive Capital Analysis and Review (“CCAR”) standards, and to consulting expenses related to the Company’s recently announced projects to replace and/or upgrade its core loan, deposit, and accounting systems. We expect to incur similar costs in the foreseeable future.

Debt extinguishment cost was $40.3 million for the second quarter of 2013 due to the extinguishment of long-term debt discussed in Note 7 of the Notes to Consolidated Financial Statements. No such expenses were incurred in 2012.

Other noninterest expense for the second quarters of 2013 and 2012 was $78.1 million and $67.4 million, respectively. The increase is primarily the result of larger write-downs of the FDIC indemnification asset related to loans purchased from the FDIC in 2009. These write-downs were caused primarily by the better-than-expected performance of these loans and early loan pay-offs.

For the first six months of 2013, noninterest expense was $849.0 million compared to $794.0 million in the same prior year period. Explanations provided previously for the quarterly changes also apply to the year-to-date fluctuations.

As of June 30, 2013, the Company had 10,382 full-time equivalent employees, compared to 10,447 at June 30, 2012.

Income Taxes
The Company’s income tax expense for the second quarter of 2013 was $43.1 million compared to $51.0 million for the same period in 2012. The effective income tax rates, including the effects of noncontrolling interests, were 34.2% for the second quarter of 2013 and 35.7% for the same period of 2012. The tax expense rate for the second quarter of 2013 was benefited primarily by the nontaxability of certain income items. The tax expense rate for the second quarter of 2012 was increased primarily by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during the quarter. The year-to-date tax rates for 2013 and 2012 were similarly impacted by the above-discussed permanent items.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company had a net deferred tax asset (“DTA”) balance of $367 million at June 30, 2013, compared to $406 million at December 31, 2012. The decrease in the DTA resulted primarily from loan charge-offs in excess of loan loss provisions, fair value adjustments related to securities, and the payout of accrued compensation. The decrease in the deferred tax liability related to premises and equipment and FDIC-supported transactions offset some of the overall decrease in DTA. The Company did not record a valuation allowance as of June 30, 2013. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carry back net operating losses to prior tax periods, execute tax planning strategies that are prudent and feasible, and rely on current forecasts of future taxable income, including the reversal of deferred tax liabilities (“DTLs”), which can absorb losses generated in or carried forward to a particular tax year. After evaluating all of the factors and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed. In addition, the Company has pursued strategies that may have the effect of mitigating the future possibility of a DTA valuation allowance.

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

Average interest-earning assets were $50.2 billion for the first six months of 2013 compared to $48.5 billion for the same prior year period. Average interest-earning assets as a percentage of total average assets for the first six months of 2013 was 92.5%, compared to 91.9% for the same prior year period.

Average total loans were $37.8 billion and $36.9 billion for the first six months of 2013 and 2012, respectively. The ratio of average loans as a percentage of total average assets for the first six months of 2013 was 69.6% compared to 69.9% in the corresponding prior year period.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, increased by 11.3% to $8.4 billion for the first six months of 2013 compared to $7.5 billion in the same period of 2012. Average securities decreased by 2.0% from the first six months of 2012. Increased deposits combined with moderate loan growth resulted in higher balances of excess cash available for money market investments. Average total deposits increased by 4.8% while average total loans increased 2.54% for the first six months of 2013 when compared to the same prior year period.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

INVESTMENT SECURITIES PORTFOLIO

	June 30, 2013			December 31, 2012
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$565	$564	$571	$525	$525	$537
Asset-backed securities:
Trust preferred securities – banks and insurance	255	200	151	255	213	126
Other	21	19	12	22	19	12
	841	783	734	802	757	675
Available-for-sale
U.S. Treasury securities	40	40	40	104	105	105
U.S. Government agencies and corporations:
Agency securities	264	267	267	109	113	113
Agency guaranteed mortgage-backed securities	335	346	346	407	425	425
Small Business Administration loan-backed securities	1,094	1,130	1,130	1,124	1,153	1,153
Municipal securities	66	66	66	75	76	76
Asset-backed securities:
Trust preferred securities – banks and insurance	1,546	1,030	1,030	1,596	949	949
Trust preferred securities – real estate investment trusts	40	19	19	41	16	16
Auction rate securities	7	7	7	7	7	7
Other	22	20	20	26	19	19
	3,414	2,925	2,925	3,489	2,863	2,863
Mutual funds and other	276	269	269	228	228	228
	3,690	3,194	3,194	3,717	3,091	3,091
Total	$4,531	$3,977	$3,928	$4,519	$3,848	$3,766

The amortized cost of investment securities on June 30, 2013 increased by 0.3% and decreased 6.0% from the balances at December 31, 2012, and June 30, 2012 respectively. The increase from December 31, 2012, was primarily due to the purchase of Export-Import Bank securities in the first six months of 2013 that are categorized as agency securities.

As of June 30, 2013 9.4% of the $3.2 billion fair value of the available-for-sale (“AFS”) securities portfolio was valued at Level 1, 56.6% was valued at Level 2, and 34.0% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. At December 31, 2012, 10.4% of the $3.1 billion fair value of the AFS securities portfolio was valued at Level 1, 57.1% was valued at Level 2, and 32.5% was valued at Level 3. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

ZIONS BANCORPORATION AND SUBSIDIARIES

Estimated fair value determined under ASC 820 precludes the use of “blockage factors” or liquidity adjustments due to the quantity of securities held by the Company. The Company does not expect that it could sell in a short period of time a substantial portion of its CDO securities at the indicated estimated fair values, particularly those valued under Level 3, given current market conditions. Sales of substantial portions of the securities would likely not be orderly. The market for such securities currently remains highly illiquid, and the Company believes that any attempt to sell large quantities of those securities could materially depress the prices received. Please refer to Notes 4 and 9 of the Notes to Consolidated Financial Statements for more information.

The amortized cost of AFS investment securities valued at Level 3 was $1,627 million at June 30, 2013 and the fair value of these securities was $1,086 million. The securities valued at Level 3 were comprised of ABS CDOs, primarily bank and insurance company trust preferred CDOs and REITs, and municipal securities. For these Level 3 securities, the net pretax unrealized loss recognized in OCI at June 30, 2013 was $541 million. As of June 30, 2013, we believe that we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 AFS securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the Company’s CDOs according to performing tranches without credit impairment, and nonperforming tranches. These CDOs are the majority of our asset-backed securities and consist of both HTM and AFS securities.

CDOs BY PERFORMANCE STATUS

	June 30, 2013
					Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value			June 30, 2013	March 31, 2013	Change
Performing CDOs
Predominantly bank CDOs	25	$753	$677	$537	$(140)	5.7%	71%	72%	(1)%
Insurance-only CDOs	22	446	442	335	(107)	7.9%	75%	74%	1%
Other CDOs	6	51	40	37	(3)	9.7%	73%	73%	—%
Total performing CDOs	53	1,250	1,159	909	(250)	6.7%	73%	73%	—%
Nonperforming CDOs [3]
Credit impairment prior to last 12 months	14	272	197	108	(89)	10.1%	40%	31%	9%
Credit impairment during last 12 months	44	849	501	245	(256)	9.5%	29%	26%	3%
Total nonperforming CDOs	58	1,121	698	353	(345)	9.7%	31%	27%	4%
Total CDOs	111	$2,371	$1,857	$1,262	$(595)	8.1%	53%	51%	2%
	March 31, 2013
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	27	$774	$694	$560	$(134)	5.9%	72%
Insurance-only CDOs	22	447	443	331	(112)	7.9%	74%
Other CDOs	6	51	40	37	(3)	9.6%	73%
Total performing CDOs	55	1,272	1,177	928	(249)	6.7%	73%
Nonperforming CDOs [3]
Credit impairment prior to last 12 months	16	323	207	99	(108)	10.4%	31%
Credit impairment during last 12 months	42	804	500	206	(294)	11.2%	26%
Total nonperforming CDOs	58	1,127	707	305	(402)	11.0%	27%
Total CDOs	113	$2,399	$1,884	$1,233	$(651)	8.7%	51%
1 Amounts presented are pretax.
2 Margin over related LIBOR index.
3 Defined as either deferring current interest (“PIKing”) or OTTI; the majority are predominantly bank CDOs.

As shown in the following schedule, 13 CDO securities, representing 25% of the CDO portfolio’s fair value at June 30, 2013, were upgraded by one or more NRSROs during the first six months of 2013. The mean upgrade of those securities upgraded was 3 notches; the maximum upgrade was 6 notches. These upgrades were attributed to improvements in over-collateralization ratios and deleveraging. No CDO securities were downgraded during the first six months of 2013.

ZIONS BANCORPORATION AND SUBSIDIARIES

BANK AND INSURANCE TRUST PREFERRED CDOs

	Six Months Ended June 30, 2013
(In millions)	No. of securities	Par amount	Amortized cost	Fair value
Rating changes [1]
Upgrade	13	$424	$383	$292
No change	87	1,820	1,393	867
Downgrade	—	—	—	—
	100	$2,244	$1,776	$1,159
1 By any rating agency (S&P, Fitch, Moody’s)

For the second quarter of 2013, the average annual prepayment rate assumption for pools, which includes both large and small banks, is 13% for each year through 2015, followed by an annual prepayment rate assumption of 3% thereafter. For pools without large banks, we assume a 9% annual prepayment rate for each year through 2015 and 3% thereafter. Increased prepayment rates are generally favorable for the fair value of the most senior tranches and adverse to the fair value of the more junior tranches.

Refer to the Company’s 2012 Annual Report on Form 10-K for assumption changes made during 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

Valuation Sensitivity of Level 3 Bank and Insurance CDOs
The following schedule sets forth the sensitivity of the current internally modeled CDOs’ fair values to changes in the most significant assumptions utilized in the model.

SENSITIVITY OF INTERNAL MODEL

(Amounts in millions)
		Held-to-maturity			Available-for-sale
Fair value at June 30, 2013		$151			$1,004
		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				5.5%			24.3%
Projected loss percentage from currently performing collateral
1-year		0.3%		5.8%	0.4%		24.6%
years 2-5		1.8%		7.6%	1.5%		26.2%
years 6-30		11.0%		18.6%	9.5%		35.7%
Discount rate [3]
Weighted average spread over LIBOR		747	bp		771	bp
Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.9)			$(8.7)
	50%	(1.8)			(17.6)
	100%	(3.8)			(36.2)
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(6.8)			$(85.6)
	50%	(7.8)			(93.4)
	100%	(9.6)			(109.2)
Increase (decrease) in fair value due to increase in discount rate	+100 bp	$(12.2)			$(65.5)
	+ 200 bp	(23.1)			(123.7)
Increase (decrease) in fair value due to increase in Forward LIBOR Curve	+ 100 bp	$6.7			$32.1
Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$3.3			$21.2
increase in prepayment assumption[6]	+2%	6.6			42.0
1 The Company uses an incurred credit loss model which specifies cumulative losses at the 1-year, 5-year, and 30-year points from the date of valuation. These current and projected losses are reflected in the CDO’s fair value.

[2]
Weighted average percentage of collateral that is defaulted due to bank failures, or deferring payment as allowed under the terms of the security, including a 0% recovery rate on defaulted collateral and a credit-specific probability of default on deferring collateral which ranges from 11.19% to 100%.

3The discount rate is a spread over the LIBOR forward curve at the date of valuation.
4 Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30-year losses of 41.5% = 35.7%+50%(0.4%+1.5%+9.5%) and 47.2% = 35.7%+100%(0.4%+1.5%+9.5%), respectively.
5 Prepayment rate for small banks increased to 10% per year for the first 2.5 years and to 4% per year thereafter through maturity.

[6]	Prepayment rate for small banks increased to 11% per year for the first 2.5 years and to 5% per year thereafter through maturity.

ZIONS BANCORPORATION AND SUBSIDIARIES

Increases in short-term forward interest rates during the second quarter of 2013 were responsible for approximately half of the fair value increase in junior CDO tranches. Additionally, discount rates applicable to junior CDO tranches decreased during the second quarter of 2013 consistent with observed improved prices for these assets. The result was an increase in the fair values of the junior CDO tranches. The impact of reducing the near term prepayment assumption for small banks from 10% through 2015 to 9% for that same period was an immaterial reduction in fair value which was offset by collateral improvements.

Bank Collateral Deferral Experience
The Company’s loss and recovery experience as of June 30, 2013 (and our Level 3 modeling assumption) is essentially a 100% loss on defaults of bank collateral in CDOs, although we have, to date, received several, generally small, recoveries on defaults. Our experience, through the financial crisis until the end of the second quarter of 2013, with deferring bank collateral has been that 52% has defaulted, approximately 25% has resumed paying interest, and approximately 24% remains within the allowable deferral period. This 24% is comprised of 173 deferring bank holding companies. Events in late 2012 led the Company to increase its loss assumptions on these remaining deferrals, most of which are more than half way through their allowable deferral period. We expect that future losses on these deferrals may result from actions other than bank failures – primarily bankruptcies and debt restructurings.

As noted, a significant number of previous deferrals have resumed interest payments; 92 issuing banks, with collateral aggregating to 25% of all deferrals and 51% of all surviving deferrals, have either come current and resumed interest payments on their trust preferred securities or have announced that they intend to do so at the next payment date. Banks may come current on their trust preferred securities for one or more quarters and then re-defer. Re-deferral is occurring in seven of the 92 banks which resumed payment after their initial election to defer. Further information on the Company’s valuation process is detailed in Note 9 of the Notes to Consolidated Financial Statements.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

BANK AND INSURANCE TRUST PREFERRED CDO VALUES CURRENTLY RATED BELOW INVESTMENT GRADE – SORTED BY WHETHER OTTI HAS BEEN TAKEN AND BY ORIGINAL RATINGS
As of June 30, 2013

			Total				Credit loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized loss	Current year	Life-to- date	Life-to- date
Original ratings of securities, no OTTI recognized:
Original AAA	22	32.6%	$690	$634	$483	$(151)	$—	$—	$(72)
Original A	15	15.8%	336	336	198	(138)	—	—	—
Original BBB	5	2.2%	47	46	22	(25)	—	—	—
Total Non-OTTI		50.6%	1,073	1,016	703	(314)	—	—	(72)
Original ratings of securities, OTTI recognized:
Original AAA	1	2.4%	50	43	26	(17)	—	(5)	(2)
Original A	46	43.8%	928	608	314	(294)	(13)	(325)	—
Original BBB	6	3.2%	67	6	4	(2)	(1)	(61)	—
Total OTTI		49.4%	1,045	657	344	(313)	(14)	(391)	(2)
Total noninvestment grade bank and insurance CDOs		100.0%	$2,118	$1,673	$1,047	$(627)	$(14)	$(391)	$(74)

	Average amount of each security held [2]
(In millions)	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)
Original ratings of securities, no OTTI recognized:
Original AAA	$30	$28	$21	$(7)
Original A	15	15	9	(6)
Original BBB	9	9	4	(5)
Original ratings of securities, OTTI recognized:
Original AAA	50	43	26	(17)
Original A	17	11	6	(5)
Original BBB	11	1	1	—

[1]	Valuation losses relate to securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.

[2]	The Company may have more than one holding of the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOs
As of June 30, 2013

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing[1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as a % of performing collateral [4]	Collateral- ization %[5]	Present value of expected cash flows discounted at effective rate as a % of par[6]	Lifetime additional projected loss from performing collateral [7]
Original Ratings of Securities, Non-OTTI:
Original AAA
Best	BB	22	20	2.6%	4.2%	63.9%	672.9%	100%	—
Weighted average				17.3	9.3	40.5	244.5	100	10.8%
Worst	CC	31	15	28.7	20.1	11.2	141.9	100	14.7
Original A
Best	B	31	31	—	—	28.3	309.3	100	11.3
Weighted average				1.5	5.0	20.8	157.2	100	12.3
Worst	CCC	6	5	4.0	9.3	12.5	134.7	100	14.6
Original BBB
Best	CCC	31	31	—	—	19.9	355.8	100	11.3
Weighted average				1.3	3.9	12.5	270.2	100	12.5
Worst	CC	21	18	4.0	9.3	5.8	186.8	100	13.7
Original Ratings of Securities, OTTI:
Original AAA
Single	CCC	42	26	22.9	12.8	27.5	206.8	100	10.1
Original A
Best	CC	25	23	—	—	(1.4)	95.4	100	—
Weighted average				12.7	10.1	(19.5)	59.8	71	12.0
Worst	C	3	—	33.3	25.1	(147.2)	11.3	10	17.7
Original BBB
Best	C	39	33	6.3	4.7	(9.0)	61.0	62	7.5
Weighted average				19.5	12.0	(45.3)	(212.0)	10	10.3
Worst	C	32	13	27.0	14.6	(86.7)	(373.1)	—	13.7

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

In prior quarters, certain original A-rated securities described in the previous schedule had negative subordination and were therefore under-collateralized, yet they were not identified as having OTTI. Negative subordination for these securities no longer exists at June 30, 2013. Deferral recoveries and rerouting of interest collections to pay down principal of the most senior liabilities have generally increased collateralization and subordination levels for a significant portion of the bank and insurance CDO securities. In particular, all securities not identified as having OTTI had collateralization above 100% and positive subordination at June 30, 2013.
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

During the second quarter of 2013, the Company recognized credit-related net impairment losses on CDOs of $4.2 million, compared to losses of $7.3 million in the same prior year period. Approximately $3.7 million of the OTTI for the second quarter of 2013 was due to a liquidation after an event of default on a CDO security.

During the first six months of 2013 and 2012, the Company recognized credit-related net impairment losses on CDOs of $14.3 million and $17.5 million, respectively.

Exposure to State and Local Governments
The Company provides multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans and investment banking services, and the Company invests in securities issued by the municipalities.
The following schedule summarizes the Company’s exposure to state and local municipalities:
MUNICIPALITIES

ZIONS BANCORPORATION AND SUBSIDIARIES

(In millions)	June 30, 2013	December 31, 2012

Loans and leases	$454	$494
Held-to-maturity – municipal securities	564	525
Available-for-sale – municipal securities	66	75
Available-for-sale – auction rate securities	7	7
Trading account – municipal securities	19	21
Unused commitments to extend credit	7	33
Total direct exposure to municipalities	$1,117	$1,155

Company policy requires that extensions of credit to municipalities be subjected to specific underwriting standards. At June 30, 2013, one municipality had $9 million of loans that were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 93% of the outstanding credits were originated by Zions Bank, Vectra, CB&T, and Amegy. See Note 5 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
All municipal securities are reviewed quarterly for OTTI; see Note 4 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local governmental entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 92% are rated by major credit rating agencies and were rated investment grade as of June 30, 2013. Municipal securities in the trading account are held for resale to customers. The Company also underwrites municipal bonds and sells most of them to third party investors.
European Exposure
The Company is monitoring global economic conditions and is aware of concerns over the creditworthiness of the governments of Portugal, Ireland, Italy, Greece, and Spain. The Company has not granted loans to and does not own securities issued by these governments, and does not have any material exposure to companies or individuals in those countries.
In the normal course of business, the Company may enter into transactions with subsidiaries of companies and financial institutions headquartered in Portugal, Ireland, Italy, Greece, or Spain. Such transactions may include deposits, loans, letters of credit, and derivatives, as well as foreign currency exchange agreements. As of June 30, 2013, these transactions did not present any material direct or indirect risk exposure to the Company. Among the derivative transactions, the Company has a TRS agreement with Deutsche Bank AG (“DB”) with regard to certain bank and insurance trust preferred CDOs. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding the TRS. If DB were unable to perform under the TRS, the agreement would terminate at little or no cost to Zions. A cancellation would have an immaterial impact on the balance sheet, and the Company would save approximately $5.5 million in fees quarterly. However, if the TRS were canceled, the Company would lose the potential future risk mitigation benefits of the TRS, and regulatory risk weighted assets would increase by approximately $2.9 billion, which would reduce regulatory risk-based capital ratios by approximately 6%, e.g., a risk based ratio of 10.0% would decline to approximately 9.4%.
Loan Portfolio
As displayed in the following schedule, commercial and industrial loans were the largest category and constituted 31.2% of the Company’s loan portfolio at June 30, 2013. Construction and land development loans were 5.7% and 5.1% of total loans at June 30, 2012 and December 31, 2012, respectively. Construction and land development loans have declined significantly from a pre-recession level of 20.1% of total loans at the end of 2007.

ZIONS BANCORPORATION AND SUBSIDIARIES

LOAN PORTFOLIO DIVERSIFICATION

	June 30, 2013		December 31, 2012
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$11,899	31.2%	$11,257	29.9%
Leasing	388	1.0%	423	1.1%
Owner occupied	7,394	19.4%	7,589	20.1%
Municipal	454	1.2%	494	1.3%
Total commercial	20,135		19,763
Commercial real estate:
Construction and land development	2,191	5.7%	1,939	5.1%
Term	7,971	20.9%	8,063	21.4%
Total commercial real estate	10,162		10,002
Consumer:
Home equity credit line	2,124	5.6%	2,178	5.8%
1-4 family residential	4,486	11.7%	4,350	11.6%
Construction and other consumer real estate	322	0.8%	321	0.9%
Bankcard and other revolving plans	315	0.8%	307	0.8%
Other	212	0.6%	216	0.6%
Total consumer	7,459		7,372
FDIC-supported loans [1]	432	1.1%	528	1.4%
Total net loans	$38,188	100.0%	$37,665	100.0%
1 FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.

Most of the loan portfolio growth during the first six months of 2013 occurred in commercial and industrial, construction and land development, and 1-4 family residential loans. The impact of these increases was partially offset by declines in owner occupied, term loans and home equity credit lines. The loan portfolio increased primarily at Amegy, CB&T, and Vectra, while balances declined at Zions Bank.

Commercial and industrial, construction and land development, and 1-4 family residential consumer loan volumes grew due to increased customer demand. Owner occupied loans declined mainly due to a low supply of quality loans available for purchase, as well as active management by Zions Bank of the National Real Estate loan portfolio. We expect construction and land development and commercial and industrial loans to grow at a moderate rate for the next several quarters. During the second quarter, unfunded lending commitments increased by $643 million from the amount at March 31, 2013. The balance of FDIC-supported loans will continue to decline primarily due to paydowns and payoffs.
Other Noninterest-Bearing Investments
The following schedule sets forth the Company’s other noninterest-bearing investments:

(In millions)	June 30, 2013	December 31, 2012

Bank-owned life insurance	$461	$456
Federal Home Loan Bank stock	105	109
Federal Reserve stock	121	123
SBIC investments	56	46
Non-SBIC investment funds and other	105	107
Trust preferred securities	5	14
	$853	$855

ZIONS BANCORPORATION AND SUBSIDIARIES

Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first six months of 2013 increased by 4.8%, compared to the same prior year period, with average interest-bearing deposits increasing by 2.2% and average noninterest-bearing deposits increasing 9.2%. The increase in noninterest-bearing deposits was largely driven by increased deposits from business customers. The average interest rate paid for interest bearing deposits was 11 bps lower during the first six months of 2013 than in the comparable prior-year period.

Core deposits at June 30, 2013, which exclude time deposits larger than $100,000 and brokered deposits, decreased by 2.36%, or $1,052 million, from December 31, 2012 and increased 5.23% or $2,163 million from June 30, 2012. The decrease from December 31, 2012 was mostly due to lower deposits at the Company’s Cayman Islands Branch, decreased deposits from Internet customers, as well as lower balances in noninterest-bearing business and interest- bearing personal demand deposit accounts. The increase from June 30, 2012 was primarily caused by noninterest-bearing demand deposits from business customers and higher interest-bearing deposits from individual consumers. Demand, savings and money market deposits comprised 90.4% of total deposits at June 30, 2013 compared to 89.7% at December 31. 2012 and 89.1% at June 30, 2012.

During the first six months of 2013 and throughout 2012, the Company maintained a low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At June 30, 2013, total deposits included $34 million of brokered deposits compared to $37 million at December 31, 2012 and $127 million at June 30, 2012.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

such approvals. This entire process has been designed to place an emphasis on strong underwriting standards and early detection of potential problem credits so that action plans can be developed and implemented on a timely basis to mitigate any potential losses.
Credit risk associated with counterparties to off-balance sheet credit instruments is generally limited to the hedging of interest rate risk through the use of swaps and futures. Our subsidiary banks that engage in this activity have ISDA agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between our subsidiaries and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. Some of the counterparties are domiciled in Europe; however, the Company’s maximum exposure that is not cash collateralized to any single counterparty was not material as of June 30, 2013.
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
The credit quality of the Company’s loan portfolio improved during 2012 and continued to do so during the first six months of 2013. Nonperforming lending-related assets decreased by 19.4% and 35.9% from December 31, 2012 and June 30, 2012, respectively. Gross charge-offs for the second quarter of 2013 declined to $35 million from $74 million in the second quarter of 2012. Net charge-offs decreased to $6 million during the second quarter of 2013 from $43 million in the same prior year period.
A more comprehensive discussion of our credit risk management is contained in the Company’s 2012 Annual Report on Form 10-K.

FDIC-Supported Loans
The Company’s loan portfolio includes loans that were acquired from failed banks in 2009: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts. The Company does not expect total losses to exceed this higher threshold because acquired loans have performed better than originally expected. These loss sharing agreements expire on March 31, 2014 for the Alliance Bank, June 30, 2014 for the Vineyard Bank, and September 30, 2014 for the Great Basin Bank for most loans except for residential mortgage loans; for residential mortgage loans the loss sharing agreements generally extend for another five years after these dates. FDIC-supported loans represented 1.1 % of Company’s total loan portfolio at June 30, 2013 compared to 1.4% at December 31, 2012, and 1.7% at June 30, 2012. See Note 5 of the Notes to Consolidated Financial Statements for additional information about the expiration of the loss sharing agreements and valuation of these purchased loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

NET LOSSES COVERED BY FDIC LOSS SHARING AGREEMENT

	Inception through June 30, 2013
(In millions)	Total actual net losses	Threshold

Alliance Bank	$171	$275
Vineyard Bank	202	465
Great Basin Bank	11	40
	$384	$780
Government Agency Guaranteed Loans
The Company participates in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of June 30 2013, the principal balance of these loans was $572 million, and the guaranteed portion was approximately $430 million. Most of these loans were guaranteed by the Small Business Administration.

The following schedule presents the composition of government agency guaranteed loans, excluding FDIC-supported loans:
GOVERNMENT GUARANTEES

(Amounts in millions)	June 30, 2013	Percent guaranteed	December 31, 2012	Percent guaranteed

Commercial	$551	75%	$567	74%
Commercial real estate	18	76%	20	76%
Consumer	3	100%	3	100%
Total loans excluding FDIC-supported loans	$572	75%	$590	75%

Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	June 30, 2013		December 31, 2012
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,871	14.3%	$2,782	14.1%
Manufacturing	2,198	10.9%	1,999	10.1%
Mining, quarrying and oil and gas extraction	2,062	10.2%	1,992	10.1%
Retail trade	1,670	8.3%	1,661	8.4%
Wholesale trade	1,540	7.6%	1,521	7.7%
Healthcare and social assistance	1,225	6.1%	1,205	6.1%
Transportation and warehousing	1,060	5.3%	1,001	5.1%
Finance and insurance	1,043	5.2%	1,093	5.5%
Professional, scientific and technical services	940	4.7%	968	4.9%
Construction	926	4.6%	1,016	5.1%
Accommodation and food services	784	3.9%	786	4.0%
Other [1]	3,816	18.9%	3,739	18.9%
Total	$20,135	100.0%	$19,763	100.0%
1 No other industry group exceeds 5%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Washing-ton	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	6/30/2013	$1,188	$637	$2,124	$563	$494	$1,006	$935	$205	$819	$7,971	78.5%
% of loan type		14.9%	8.0%	26.6%	7.1%	6.2%	12.6%	11.7%	2.6%	10.3%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2013	0.2%	—	0.2%	0.3%	0.5%	0.1%	0.1%	—	0.9%	0.2%
	12/31/2012	0.2%	0.1%	0.1%	0.2%	—	0.1%	0.2%	1.3%	1.6%	0.3%
≥ 90 days	6/30/2013	0.1%	0.8%	0.3%	0.4%	—	0.5%	0.1%	—	1.6%	0.4%
	12/31/2012	0.3%	1.3%	0.5%	0.8%	0.7%	0.5%	0.1%	—	2.1%	0.7%
Accruing loans past due 90 days or more	6/30/2013	$—	$1	$2	$—	$—	$—	$—	$—	$—	$3
	12/31/2012	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2013	5	6	10	3	3	9	5	1	29	71
	12/31/2012	10	9	19	14	11	8	4	3	47	125
Residential construction and land development
Balance outstanding	6/30/2013	$89	$50	$189	$1	$37	$220	$101	$5	$32	$724	7.1%
% of loan type		12.3%	6.9%	26.1%	0.1%	5.1%	30.4%	14.0%	0.7%	4.4%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2013	0.2%	—	—	—	—	1.3%	1.9%	—	—	0.7%
	12/31/2012	0.6%	1.0%	0.4%	10.7%	4.9%	7.9%	0.2%	—	—	3.1%
≥ 90 days	6/30/2013	0.8%	—	0.1%	—	0.2%	5.3%	—	—	—	1.8%
	12/31/2012	0.7%	—	0.2%	—	0.5%	6.7%	—	—	—	2.4%
Accruing loans past due 90 days or more	6/30/2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2012	—	—	—	—	—	1	—	—	—	1
Nonaccrual loans	6/30/2013	3	—	—	—	—	23	1	—	—	27
	12/31/2012	6	—	—	—	—	29	4	—	—	39
Commercial construction and land development
Balance outstanding	6/30/2013	$98	$60	$263	$92	$109	$398	$352	$29	$66	$1,467	14.4%
% of loan type		6.7%	4.1%	17.9%	6.3%	7.4%	27.1%	24.0%	2.0%	4.5%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2013	0.1%	—	—	—	0.2%	0.1%	—	—	0.3%	0.1%
	12/31/2012	2.4%	—	—	27.9%	0.4%	2.0%	2.3%	—	7.3%	3.1%
≥ 90 days	6/30/2013	—	2.0%	—	—	—	1.1%	—	8.4%	—	0.6%
	12/31/2012	—	2.6%	0.1%	0.2%	—	4.0%	—	—	—	1.6%
Accruing loans past due 90 days or more	6/30/2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2012	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2013	—	1	—	19	—	7	13	3	—	43
	12/31/2012	—	1	—	22	—	29	14	3	—	69
Total construction and land development	6/30/2013	$187	$110	$452	$93	$146	$618	$453	$34	$98	$2,191
Total commercial real estate	6/30/2013	$1,375	$747	$2,576	$656	$640	$1,624	$1,388	$239	$917	$10,162	100.0%
1No other geography exceeds $112 million for all three loan types.
2Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 16% of the CRE term loans consist of “mini-perm” loans as of June 30, 2013. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to five years. The remaining 84% of CRE loans are term loans with initial maturities generally of 15 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include, for example, criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.

Approximately 22% of the commercial construction and land development portfolio at June 30, 2013 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Re-margining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting, because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial preleasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20.

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

Interest reserves are generally established as a loan disbursement budget item for real estate construction or development loans. We generally require borrowers to put their equity into the project prior to loan disbursements on these loans. This enables the bank to ensure the availability of equity to complete the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If, at any time during the life of the credit, the project is determined not to be viable (including the adequacy of the remaining interest reserves), the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed necessary. At June 30, 2013 and 2012 and Zions’ affiliates had 544 and 459 loans with an outstanding balance of $676 million and $488 million where available interest reserves amounted to $94

ZIONS BANCORPORATION AND SUBSIDIARIES

million and $59 million, respectively. In instances where projects have been determined not to be viable, the interest reserves and other disbursements have been frozen, as appropriate.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company has a portfolio of $303 million of stated income mortgage loans with generally high FICO® scores at origination, including “one-time close” loans to finance the construction of homes, which convert into permanent jumbo mortgages upon completion of construction. As of June 30, 2013, approximately $28 million of these loans had refreshed FICO® scores of less than 620. These totals exclude held-for-sale loans. Stated income loans accounted for approximately $0.6 million, or 11%, of our net credit losses in 1-4 family residential first mortgage loans during the first six months of 2013. Most of the net credit losses in the 1-4 family residential first mortgage loans were incurred by NBAZ, while ZFNB had net recoveries on stated income loans that had been previously written off.

The Company is engaged in home equity credit line (“HECL”) lending. At June 30, 2013, the Company’s HECL portfolio totaled $2.1 billion, including FDIC-supported loans. Approximately $1.1 billion of the portfolio is secured by first deeds of trust, while the remaining $1.0 billion is secured by junior liens. The outstanding balances and commitments by origination year for the junior lien HECLs are presented in the following schedule:

JR. LIEN HECLs – OUTSTANDING BALANCES AND TOTAL COMMITMENTS

(In millions)	June 30, 2013		December 31, 2012
Year of origination	Outstanding balance	Total commitments	Outstanding balance	Total commitments

2013	$65	$150
2012	113	225	$117	$234
2011	84	164	97	182
2010	57	109	68	122
2009	58	117	65	125
2008	143	227	158	250
2007	173	275	189	295
2006 and prior	367	826	419	910
Total	$1,060	$2,093	$1,113	$2,118

Approximately 99% of the Company’s HECL portfolio is still in the draw period, and approximately 42% is scheduled to begin amortizing within the next five years; however, most of them are expected to be renewed for a second 10-year period after a satisfactory review of the borrower’s credit history and ability to repay the loan. Of the total home equity credit line portfolio, including FDIC-supported loans, 0.25% was 90 or more days past due at June 30, 2013 as compared to 0.27% and 0.31% at December 31, 2012 and June 30, 2012, respectively. During the first six months of 2013, the Company did not modify any home equity credit lines. The annualized credit losses for the HECL portfolio were 30 bps and 94 bps for the first six months of 2013 and 2012, respectively.

As of June 30, 2013, loans representing approximately 11% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. The estimated current collateral value is based on projecting values forward from the most recent valuation of the underlying collateral using home price indices at the metropolitan area level. Generally, a valuation of collateral is performed at origination. For junior lien HECLs, the estimated current balance of prior liens is added to the numerator in the calculation of CLTV. Additional detail for the current CLTV is shown in the following schedule:

ZIONS BANCORPORATION AND SUBSIDIARIES

HECL PORTFOLIO BY COMBINED LOAN-TO-VALUE

	Percentage of HECL portfolio
CLTV	June 30, 2013	December 31, 2012
>100%	11%	14%
90-100%	8%	9%
80-89%	12%	13%
< 80%	69%	64%
	100%	100%

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

Nonperforming Assets
Nonperforming lending-related assets as a percentage of loans and leases and OREO decreased to 1.57% at June 30, 2013, compared to 1.96% at December 31, 2012 and 2.52% at June 30, 2012.

Total nonaccrual loans, excluding FDIC-supported loans, at June 30, 2013 decreased by $115 million from December 31, 2012. The decrease is primarily due to a $54 million decrease in commercial real estate term loans, a $38 million decrease in construction and land development, and a $20 million decrease in owner occupied loans. The largest total decreases in nonaccrual loans occurred at Zions Bank, Amegy, and NSB.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule sets forth the Company’s nonperforming lending-related assets:

NONPERFORMING LENDING-RELATED ASSETS

(Amounts in millions)	June 30, 2013	December 31, 2012

Nonaccrual loans	$516	$631
Other real estate owned	70	90
Nonperforming lending-related assets, excluding FDIC-supported assets	586	721
FDIC-supported nonaccrual loans	5	17
FDIC-supported other real estate owned	11	8
FDIC-supported nonperforming lending-related assets	16	25
Total nonperforming lending-related assets	$602	$746
Ratio of nonperforming lending-related assets to net loans and leases [1] and other real estate owned	1.57%	1.96%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$11	$10
FDIC-supported loans past due 90 days or more	33	52
Ratio of accruing loans past due 90 days or more to net loans and leases [1]	0.11%	0.16%
Nonaccrual loans and accruing loans past due 90 days or more	$565	$710
Ratio of nonaccrual loans and accruing loans past due 90 days or more to net loans and leases [1]	1.47%	1.87%
Accruing loans past due 30 – 89 days, excluding FDIC-supported loans	$103	$185
FDIC-supported loans past due 30 – 89 days	7	12
Classified loans, excluding FDIC-supported loans	1,639	1,767
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

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged off, but the obligation is not forgiven to the borrower, and any payments collected on the B notes are accounted for as recoveries. The outstanding carrying value of loans restructured using the A/B note strategy was approximately $123 million at June 30, 2013, $160 million at December 31, 2012, and $171 million at June 30, 2012.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	June 30, 2013	December 31, 2012

Restructured loans – accruing	$385	$407
Restructured loans – nonaccruing	163	216
Total	$548	$623

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

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012

Balance at beginning of period	$610	$678	$623	$744
New identified TDRs and principal increases	36	62	94	150
Payments and payoffs	(82)	(77)	(134)	(144)
Charge-offs	(4)	(4)	(7)	(13)
No longer reported as TDRs	—	(1)	(3)	(63)
Sales and other	(12)	(37)	(25)	(53)
Balance at end of period	$548	$621	$548	$621

Other Nonperforming Assets
In addition to the lending-related nonperforming assets, the Company had $141 million in fair value and $318 million in amortized cost of investments in debt securities (primarily bank and insurance company CDOs) that were on nonaccrual status at June 30, 2013 compared to $187 million and $471 million at December 31, 2012, and $139 million and $531 million at June 30, 2012, respectively.

Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience.

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	Six Months Ended June 30, 2013	Twelve Months Ended December 31, 2012	Six Months Ended June 30, 2012

Loans and leases outstanding (net of unearned income)	$38,188	$37,665	$36,962
Average loans and leases outstanding (net of unearned income)	$37,786	$37,037	$36,849
Allowance for loan losses:
Balance at beginning of period	$896	$1,052	$1,052
Provision charged against earnings	(51)	14	27
Adjustment for FDIC-supported loans	(8)	(15)	(7)
Charge-offs:
Commercial	(37)	(121)	(68)
Commercial real estate	(14)	(85)	(52)
Consumer	(19)	(61)	(34)
Total	(70)	(267)	(154)
Recoveries:
Commercial	22	56	24
Commercial real estate	18	42	24
Consumer	7	14	7
Total	47	112	55
Net loan and lease charge-offs	(23)	(155)	(99)
Balance at end of period	$814	$896	$973

Ratio of annualized net charge-offs to average loans and leases	0.12%	0.42%	0.54%
Ratio of allowance for loan losses to net loans and leases, at period end	2.13%	2.38%	2.63%
Ratio of allowance for loan losses to nonperforming loans, at period end	156.23%	138.25%	122.68%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	144.04%	126.22%	108.96%

The total ALLL declined during the second quarter of 2013 due to positive credit trends experienced in our loan portfolio segments and to somewhat improving economic conditions in some of our markets. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding positive and negative credit trends experienced in each portfolio segment.

The quantitatively derived portion of the ALLL declined in most portfolio segments and major geographic areas of our business during the second quarter of 2013, except for Amegy, which experienced loan growth. Recent and historic periods are weighted the same when determining historical loss rates. The portion of the ALLL related to qualitative and environmental factors remained relatively unchanged, both in the aggregate and across each portfolio segment, due to continued economic uncertainty in our markets. Improvements in credit quality during the second quarter of 2013 were widespread geographically. Credit trends experienced in the FDIC-supported portfolio are described in Note 5 of the Notes to Consolidated Financial Statements.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve decreased by $2.7 million from December 31, 2012, and increased by $0.5 million from June 30, 2012. The balance of the reserve fluctuates based on the amount and credit quality of the unfunded lending commitments. See Note 5

ZIONS BANCORPORATION AND SUBSIDIARIES

of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The first scenario assumes that administered-rate deposits (money market, interest-earning checking, and savings) reprice at a faster speed in response to changes in interest rates. Additionally, interest rates cannot decline below zero. At June 30, 2013, March 31, 2013 and December 31, 2012, interest rates were at such a low level that repricing scenarios assuming -100 bps rate shocks produced negative results.

The second scenario assumes that those deposits reprice at a slower speed. For larger rate shocks, e.g., +300 bps, models reflecting consumer behavior in regards to both loan prepayments and deposit run-off are inherently prone to increased model uncertainty.

INCOME SIMULATION – CHANGE IN INTEREST RATE SENSITIVE INCOME

	As of June 30, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(2.9)%	7.2%	15.4%	23.9%
Slow	(3.1)%	8.6%	18.1%	28.0%

	As of March 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(2.4)%	6.7%	14.5%	22.6%
Slow	(2.6)%	7.9%	17.0%	26.4%

ZIONS BANCORPORATION AND SUBSIDIARIES

	As of December 31, 2012
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(1.8)%	3.9%	9.8%	16.7%
Slow	(2.0)%	5.0%	12.1%	20.2%

The following schedule includes changes in the MVE from -100 bps to +300 bps parallel rate moves for both “fast” and “slow” scenarios.

CHANGES IN MARKET VALUE OF EQUITY

	As of June 30, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(1.3)%	2.5%	5.3%	8.2%
Slow	(4.5)%	5.5%	11.1%	16.4%

	As of March 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(1.1)%	2.6%	5.6%	8.7%
Slow	(4.5)%	5.9%	12.0%	17.9%

	As of December 31, 2012
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	0.7%	1.7%	3.9%	6.3%
Slow	(2.8)%	4.9%	10.6%	16.0%

During the second quarter of 2013, the two measures of MVE and income simulation collectively indicate minimal change in the interest rate risk profile of the company. Changes in MVE for +100 bp declined slightly (5.5% vs 5.9% in the Slow scenario) whereas simulated income sensitivity increased slightly (8.6% vs 7.9% in the Slow scenario). This divergence of behavior arises from the fact that MVE measures longer term interest rate risk over the life of the assets and liabilities whereas simulated income sensitivity measures near term interest rate risk. The decline in MVE can primarily be explained by the steepening interest rate curve which results in slower assumed prepayment of long term fixed rate assets and also shortens the assumed average life of sticky deposit types such as non-interest DDA. By contrast, the steeper interest rate curve raises forecasted short term interest rate which impacts the income simulation by pushing more floored loans off their current floors in a +100 bp rate shock.

During the first quarter of 2013, changes in interest rate sensitivity were primarily driven by changes in assumptions for demand deposits. After the introduction of the Transaction Account Guarantee (“TAG”) in 2008, the Company has designated a portion of the noninterest-bearing demand deposit balances as ratings and rate-sensitive, based on the assumption that these deposits would behave differently upon the expiration of the TAG program on December 31, 2012, and in a changing interest rate environment from deposits collected for reasons other than the TAG program and FDIC-insured deposits up to $250,000 (“stable deposits”). Upon the expiration of the TAG program, we believe that only a modest portion of such deposits were withdrawn, approximately $1 billion, but we still believe that a “rate-sensitive” portion of our demand deposit balances may behave differently than the more “stable” portion. For modeling purposes, the rate-sensitive deposits were assigned a six-month maturity, which had impacts on both the MVE and income simulation results. The Company continues to anticipate that a portion of the rate-sensitive deposits will be more sensitive to future rate changes than stable deposits, because they were largely collected during a near zero interest rate environment. However, the methodology for determining which balances

ZIONS BANCORPORATION AND SUBSIDIARIES

are rate-sensitive was modified during the first quarter of 2013 in part to recognize that the declines in balances following the expiration of the TAG program were less than anticipated.

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

The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During the second quarter of 2013, the after-tax increase in AOCI attributable to AFS and HTM securities was $32 million compared to $(3) million in the same prior-year period. The decrease attributable to cash flow interest rate swaps for the second quarters of 2013 and 2012 was $0.5 million and $2 million, respectively. If any of the AFS or HTM securities becomes other-than-temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” for additional information on OTTI.

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

Liquidity Risk Management
Liquidity risk is the possibility that the Company’s cash flows may not be adequate to fund its ongoing operations and meet its commitments in a timely and cost-effective manner. Since liquidity risk is closely linked to both credit risk and market risk, many of the previously discussed risk control mechanisms also apply to the monitoring and management of liquidity risk. We manage the Company’s liquidity to provide adequate funds to meet its anticipated financial and contractual obligations, including withdrawals by depositors, debt and capital service requirements and lease obligations, as well as to fund customers’ needs for credit. The management of liquidity and funding is performed centrally for the Parent and jointly by the Parent and bank management for its subsidiary banks.

Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries was $9.4 billion at June 30, 2013 compared to $9.0 billion at March 31, 2013 and $10.8 billion at December 31, 2012. The decrease during the first six months of 2013 resulted primarily from (1) a decrease in deposits, (2) net loan originations, and (3) net long-term debt repayments. These decreases were partially offset by an increase in cash due to (1) the issuance of preferred stock and (2) net cash provided by operating activities.

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

Cash, interest-bearing deposits held as investments, and security resell agreements at the Parent increased to $1,218 million at June 30, 2013 from $958 million at March 31, 2013 and $653 million at December 31, 2012. The increase in cash from December 31, 2012 was primarily a result of (1) the issuance of preferred stock, (2) dividends received from its subsidiaries, and (3) the redemption of subsidiary preferred stock issued to the Parent. These increases were partially offset by the decrease in cash resulting from a net repayment of long-term debt and the payment of common and preferred dividends.

During the first six months of 2013, the Parent received common dividends totaling $197.8 million and preferred dividends totaling $21.7 million from its subsidiary banks. Also, the Parent received cash of $50.0 million from NSB as a result of the redemption of preferred stock issued to the Parent. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During the first six months of 2013, all of the Company’s subsidiary banks recorded a profit. We expect that this profitability will be sustained, thus permitting additional payments of dividends by the subsidiaries to the Parent, and/or returns of capital to the Parent during the remainder of 2013.

General financial market and economic conditions impact the Company’s access to and cost of external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings they receive from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first six months of 2013, except for Standard & Poor’s outlook improved to stable from negative. While Moody’s rates the Company’s senior debt as Ba1 or noninvestment grade, Standard & Poor’s, Fitch, Dominion Bond Rating Service (“DBRS”), and Kroll all rate the Company’s senior debt at a low investment grade level. In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment grade.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first six months of 2013, the primary sources of additional cash to the Parent in the capital markets were (1) $171.8 million issuance of Series G fixed/floating-rate noncumulative perpetual preferred stock; proceeds net of commissions and fees were $169.0 million, (2) $126.2 million issuance of Series H fixed-rate noncumulative perpetual preferred stock; proceeds net of commissions and fees were $123.3 million, (3) $300.9 million issuance of Series I fixed/floating-rate noncumulative perpetual preferred stock; proceeds net of commissions and fees were $295.6 million, and (4) a total issuance of $368.7 million of unsecured senior notes with interest rates between 2.75% and 4.50% and maturities between May 2016 and June 2023; proceeds net of commissions and fees were $365.9 million.

The primary uses of cash in the capital markets during the first six months of 2013 were (1) the $285.0 million redemption of Zions Capital Trust B trust preferred securities (previously included in long-term debt), (2) the repurchase of $258.0 million of the Company’s 7.75% senior notes, and (3) the repayment of a $18.2 million medium-term senior note with a coupon interest rate of 4.25%.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents the Parent’s balance sheet at June 30, 2013, December 31, 2012, and June 30, 2012.
PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	June 30, 2013	December 31, 2012	June 30, 2012
ASSETS
Cash and due from banks	$1,217,835	$2,001	$2,510
Interest-bearing deposits	69	75,808	923,560
Security resell agreements	—	575,000	—
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $27,830, $22,112 and $17,704)	19,272	22,679	14,707
Available-for-sale, at fair value	551,056	461,665	395,226
Loans, net of unearned fees of $0, $0 and $0 and allowance for loan losses of $21, $23 and $0	1,279	1,277	—
Other noninterest-bearing investments	43,076	50,799	50,388
Investments in subsidiaries:
Commercial banks and bank holding company	6,709,707	6,668,881	6,897,138
Other operating companies	35,245	36,516	43,732
Nonoperating – ZMFU II, Inc. [1]	43,776	43,012	92,624
Receivables from subsidiaries:
Other operating companies	5,000	—	20,000
Other assets	289,243	311,093	224,398
	$8,915,558	$8,248,731	$8,664,283
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$133,311	$106,159	$96,376
Commercial paper:
Due to affiliates	—	—	45,995
Due to others	—	—	2,217
Other short-term borrowings:
Due to affiliates	—	—	5
Due to others	—	4,951	4,946
Subordinated debt to affiliated trusts	15,464	309,278	309,278
Long-term debt:
Due to affiliates	34	—	56
Due to others	1,906,417	1,776,274	1,713,439
Total liabilities	2,055,226	2,196,662	2,172,312
Shareholders’ equity:
Preferred stock	1,728,659	1,128,302	1,800,473
Common stock	4,167,828	4,166,109	4,157,525
Retained earnings	1,338,401	1,203,815	1,110,120
Accumulated other comprehensive loss	(374,556)	(446,157)	(576,147)
Total shareholders’ equity	6,860,332	6,052,069	6,491,971
	$8,915,558	$8,248,731	$8,664,283
1 ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

During the first six months of 2013 and 2012, the Parent’s operating expenses included cash payments for interest of approximately $69 million and $57 million, respectively. Additionally, the Parent paid approximately $59 million and $76 million of dividends on preferred stock and common stock, respectively, for the same periods. Preferred stock dividends were lower in the first six months of 2013 compared to the first six months of 2012 as a result of the redemption of the $1.4 billion TARP preferred stock during 2012 and the replacement of the 11.0% Series E preferred stock with the 7.9% Series F preferred stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

At June 30, 2013, maturities of the Company’s long-term senior and subordinated debt ranged from February 2014 to June 2023.

Subsidiary Bank Liquidity
The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. These core deposits, excluding brokered deposits, in aggregate, constituted 96.7% of consolidated deposits at June 30, 2013 compared to 96.6% at both March 31, 2013 and December 31, 2012. On a consolidated basis, the Company’s net loan to total deposit ratio was 84.8% as of June 30, 2013 compared to 84.9% as of March 31, 2013 and 81.6% as of December 31, 2012.

All deposit types decreased during the first six months of 2013, resulting in total deposits decreasing by $1.1 billion. Noninterest-bearing deposits decreased $0.7 billion, the largest decrease of all deposit types. The FDIC rule providing temporary unlimited insurance coverage of noninterest-bearing transaction accounts at all FDIC-insured depository institutions expired on December 31, 2012. Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold, and the combined total is insured up to $250,000.

The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity, and from time to time, a significant source of funding for each of the Company’s subsidiary banks. Zions Bank, TCBW, and TCBO are members of the FHLB of Seattle. CB&T, NSB, and NBAZ are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. The subsidiary banks are required to invest in FHLB and Federal Reserve stock to maintain their borrowing capacity. At June 30, 2013, the amount available for additional FHLB and Federal Reserve borrowings was approximately $15.1 billion. Loans with a carrying value of approximately $22.0 billion at June 30, 2013, $22.0 billion at March 31, 2013 and $21.1 billion at December 31, 2012 have been pledged at various FHLBs and the Federal Reserve as collateral for current and potential borrowings. The Company had a de minimus amount of long-term borrowings outstanding with the FHLB at June 30, 2013 – approximately $23 million, which was essentially unchanged from the December 31, 2012 balance, and had no short-term FHLB or Federal Reserve borrowings outstanding, which also was unchanged from December 31, 2012. At June 30, 2013, March 31, 2013, and December 31, 2012, the subsidiary banks’ total investment in FHLB stock was approximately $105 million, $106 million, and $109 million, respectively. The subsidiary bank’s total investment in Federal Reserve stock was $121 million at June 30, 2013 compared to $123 million at both March 31, 2013 and December 31, 2012.

The Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is taken. For the first six months of 2013, investment securities’ activities resulted in an increase in investment securities and a net $31 million decrease in cash compared with a decrease in investment securities and a net $103 million increase in cash for the first six months of 2012.

Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the first six months of 2013 resulted in a net cash outflow of $632 million compared to a net cash inflow of $18 million for the first six months of 2012.

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

On March 14, 2013, the Federal Reserve notified the Company of the results of its review of the Company’s capital plan under the FRB’s 2013 Capital Plan Review. While the FRB objected to certain proposed capital actions, it did not object to key capital actions relating to the reduction of the cost and quantity of the Company’s non-common capital. Specifically, among other things, the FRB did not object to the issuance by the Company of up to $600 million in additional perpetual preferred stock, and to the redemption of up to $600 million of the Company’s outstanding Series C 9.5% noncumulative perpetual preferred stock. On May 6, 2013, the Company reported that the FRB did not object to increasing both of these amounts by $200 million to a total of $800 million.

In 2014, the Company will be required to submit a capital plan under the Federal Reserve’s CCAR process. The Company believes it must continue to make significant improvements to its internal stress testing, risk management, and related processes to meet  the standards of the CCAR process required for 2014 capital planning, and is allocating significant resources to the successful implementation of these improvements.

As discussed in “Liquidity Risk Management,” during the first six months of 2013, the Company issued three new series of Tier 1 capital qualifying noncumulative perpetual preferred stock totaling $598.9 million. Note 7 of the Notes to Consolidated Financial Statements provides further information on the Company’s equity and debt transactions during the first six months of 2013.

Total controlling interest shareholders’ equity increased by 13.4% from $6,052 million at December 31, 2012 to $6,860 million at June 30, 2013. The increase in total controlling interest shareholders’ equity is primarily due to the total $598.9 million issuance of preferred stock, $193.7 million of net income applicable to controlling interest, and $73.1 million improvement in net unrealized losses on investment securities recorded in AOCI, partially offset by

ZIONS BANCORPORATION AND SUBSIDIARIES

$59.3 million of dividends paid on preferred and common stock. The improvement in net unrealized losses on investment securities recorded in the first six months of 2013 was primarily a result of fair value increases in CDO securities, primarily in junior tranches, and were driven by rising short-term forward interest rates and improvements in credit spreads.

The Company paid $9.2 million in dividends on common stock during the first six months of 2013. During the second quarter of 2013 the Company increased its quarterly dividend on common stock to $0.04 per share per quarter. This was an increase from $0.01 per share per quarter paid during the last several years. During its July 2013 meeting, the Board of Directors declared a dividend of $0.04 per common share payable on August 29, 2013, to shareholders of record on August 22, 2013

The Company recorded preferred stock dividends of $50.0 million and $100.7 million during the first six months of 2013 and 2012, respectively. Preferred dividends for the first six months of 2012 include $54.2 million related to the TARP preferred stock, consisting of cash payments of $26.1 million and accretion of $28.1 million for the difference between the fair value and par amount of the TARP preferred stock when issued.

Conversions of convertible subordinated debt into preferred stock have augmented the Company’s capital position and reduced future refinancing needs. During the first six months of 2013, $1.2 million of subordinated debt was converted into preferred stock. As of June 30, 2013, $457 million of convertible subordinated debt was outstanding and our preferred stock balance included $126 million related to the beneficial conversion feature. A portion of the beneficial conversion feature is reclassified from common stock to preferred stock upon each conversion of convertible subordinated debt into preferred stock. The Series C preferred stock is callable on and after September 15, 2013 and the Company has announced that it will redeem $590 million of the approximately $800 million outstanding Series C preferred stock on September 16, 2013 (see “Subsequent Events” for further information). As a result of this redemption, the applicable pro rata portion of the $126 million (approximately $93 million) will be reclassified into common equity. The Series C preferred stock will continue to be callable after September 16, 2013. As previously announced, Zions may redeem up to the remaining amount of its Series C preferred stock subject to first issuing an equivalent amount of new preferred shares. The last date on which the Company could announce any additional redemption of Series C preferred stock in the third quarter is August 15; any amounts not redeemed in the third quarter are subject to redemption in any future quarter, at the Company’s option. The following schedule shows the effect of the conversions on Tier 1 capital and outstanding convertible subordinated debt.

IMPACT OF CONVERTIBLE SUBORDINATED DEBT

	Three Months Ended
(In millions)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Preferred equity:
Convertible subordinated debt converted to preferred stock	$0.2	$1.0	$4.2	$5.4	$50.2
Beneficial conversion feature reclassified from common to preferred stock	—	0.2	0.7	0.9	8.5
Change in preferred equity	0.2	1.2	4.9	6.3	58.7
Common equity:
Accelerated convertible subordinated debt discount amortization, net of tax	(0.1)	(0.3)	(0.9)	(1.6)	(13.2)
Beneficial conversion feature reclassified from common to preferred stock	—	(0.2)	(0.7)	(0.9)	(8.5)
Change in common equity	(0.1)	(0.5)	(1.6)	(2.5)	(21.7)
Net impact on Tier 1 capital	$0.1	$0.7	$3.3	$3.8	$37.0
Convertible subordinated debt outstanding	$456.6	$456.8	$457.8	$462.0	$467.4

ZIONS BANCORPORATION AND SUBSIDIARIES

Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of June 30, 2013, the Company’s capital ratios were as follows:
CAPITAL RATIOS

	June 30, 2013	December 31, 2012	June 30, 2012

Tangible common equity ratio	7.57%	7.09%	6.91%
Tangible equity ratio	10.78%	9.15%	10.35%
Average equity to average assets (three months ended)	12.11%	11.03%	12.37%
Risk-based capital ratios:
Common equity Tier 1	10.03%	9.80%	9.78%
Tier 1 leverage	11.75%	10.96%	12.31%
Tier 1 risk-based	14.30%	13.38%	15.03%
Total risk-based	15.94%	15.05%	16.89%

Return on average common equity (three months ended)	4.35%	2.91%	4.71%
Tangible return on average tangible common equity (three months ended)	5.73%	4.07%	6.41%

At June 30, 2013, regulatory Tier 1 risk-based capital and total risk-based capital were $6,339 million and $7,064 million, compared to $5,884 million and $6,617 million at December 31, 2012, and $6,444 million and $7,245 million at June 30, 2012, respectively.

BASEL III
In July 2013, the FRB published final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The FDIC and the OCC have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company, compared to the current U.S. risk-based capital rules. The New Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The New Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The New Capital Rules are effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components).

The New Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.

Under the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.

•	8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

ZIONS BANCORPORATION AND SUBSIDIARIES

When fully phased in on January 1, 2019, the New Capital Rules will also require the Company and its subsidiary banks to maintain a 2.5% “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The Company’s preliminary analysis indicates that application of this part of the rule should not result in any deductions from CET1. However, the Company estimates that the “Corresponding Deduction Approach” section of the Rules, separately applied to the Company’s significant concentration in investments in bank and insurance trust preferred collateralized debt obligations (“CDOs”) securities, would, if the Rules were phased in immediately, eliminate a significant portion of the Company’s non-common Tier 1 capital. However, this deduction will not begin until January 1, 2015 for the Company, and even after January 1, 2015, it will be phased-in in portions over time through the beginning of 2018, as indicated below. Thus, the impact may be mitigated prior to or during the phase-in period by repayment, determination of other than temporary impairment (“OTTI”), additional accumulation of retained earnings, and/or sales of the CDO securities.

Under current capital standards, the effects of AOCI items included in capital are excluded for purposes of determining regulatory capital ratios. Under the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and its subsidiary banks, may make a one-time permanent election as of January 1, 2014 to continue to exclude these items. The Company has not yet determined whether to make this election. The deductions and other adjustments to CET1 will be phased in incrementally between January 1, 2015 and January 1, 2018.

The New Capital Rules require that trust preferred securities be phased out from Tier 1 capital by the end of 2015, although for a banking organization, such as the Company, that has greater than $15 billion in total consolidated assets, but is not an advanced approaches banking organization, the New Capital Rules permit permanent inclusion of trust preferred securities issued prior to May 19, 2010 in Tier 2 capital regardless of whether they would meet the qualifications for Tier 2 capital.

With respect to the Company’s bank subsidiaries, the New Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) requiring a leverage ratio of 4% to be adequately capitalized (as compared to the current 3% leverage ratio for a bank with a composite supervisory rating of 1) and a leverage ratio of 5% to be well-capitalized. The New Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.

The New Capital Rules prescribe a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights

ZIONS BANCORPORATION AND SUBSIDIARIES

for a variety of asset categories. In addition, the New Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

The Company believes that, as of June 30, 2013, the Company and its bank subsidiaries would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deduction described above.

SUBSEQUENT EVENTS
On July 24, 2013, we announced our intent to redeem on September 16, 2013 $590 million of our 9.50% Series C Non-Cumulative Perpetual Preferred Stock. This redemption represents 590,000 shares, or 23.6 million depositary shares, at a redemption price of $25 per depositary share.  The Federal Reserve did not object to the element of our capital plan, as of the latest modification on May 6, 2013, to redeem up to $800 million of our Series C preferred stock subject to issuing an equivalent amount of new preferred shares. At June 30, 2013, the entire outstanding amount of our Series C preferred stock was approximately $799.5 million.

On August 2, 2013, we issued depositary shares representing $5.9 million aggregate liquidation preference of our Series A Non-Cumulative Perpetual Preferred Stock, consisting of 236,279 depositary shares at a price per depositary share of $21.55 for an aggregate purchase price of $5.1 million. Dividends on this preferred stock are payable at the greater of three-month LIBOR plus 0.52% or 4.0%.

On August 5, 2013, we filed a preliminary prospectus with the SEC with respect to and announced our intent to issue up to approximately $195 million (195,152 shares with a liquidation preference of $1,000 per share) of a new Series J Fixed/Floating Rate Non-Cumulative Perpetual Preferred Stock. If this offering is completed, it is expected that dividends will be payable semiannually at a fixed rate on the 15th day of March and September commencing March 15, 2014 to the earliest possible redemption date of September 15, 2023. The interest rate would then reset to a floating rate equal to three-month LIBOR plus a spread to be determined.  The fixed dividend rate and the spread associated with the floating dividend rate will be determined by an online auction process expected to be conducted August 7-8, 2013.

GAAP to NON-GAAP RECONCILIATIONS
1. Common equity Tier 1 capital
Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In July 2013, the FRB published final rules establishing a new comprehensive capital framework for U.S. banking organizations, including the new CET1 capital measure. The new capital rules are effective for the Company on January 1, 2015; however, some key regulatory changes to the calculation of this measure are phased in over several years. The CET1 capital ratio is the core capital component of the Basel III standards, and we believe that it increasingly is becoming a key ratio considered by regulators, investors, and analysts. There is a difference between this ratio calculated using Basel I definitions of common equity Tier 1 capital and those definitions using Basel III rules. We present the calculation of key regulatory capital ratios, including CET1, using the governing definition at the end of each quarter, taking into account applicable phase-in rules.

Common equity Tier 1 capital is often expressed as a percentage of risk-weighted assets. Under the current risk-based capital framework applicable to the Company, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad “Basel I” risk categories for banks, like our banking subsidiaries, that have not adopted the Basel II “Advanced Measurement Approach.” The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at

ZIONS BANCORPORATION AND SUBSIDIARIES

common equity Tier 1 capital. Common equity Tier 1 capital is also divided by the risk-weighted assets to determine the common equity Tier 1 capital ratio. The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.

The schedule below provides a reconciliation of controlling interest shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to common equity Tier 1 capital (non-GAAP) using current U.S. regulatory treatment and not Basel III calculations.

COMMON EQUITY TIER 1 CAPITAL (NON-GAAP)

(Amounts in millions)	June 30, 2013	December 31, 2012	June 30, 2012

Controlling interest shareholders’ equity (GAAP)	$6,860	$6,052	$6,492
Accumulated other comprehensive loss	375	446	576
Nonqualifying goodwill and intangibles	(1,057)	(1,065)	(1,074)
Other regulatory adjustments	(2)	3	2
Qualifying trust preferred securities	163	448	448
Tier 1 capital (regulatory)	6,339	5,884	6,444
Qualifying trust preferred securities	(163)	(448)	(448)
Preferred stock	(1,729)	(1,128)	(1,800)
Common equity Tier 1 capital (non-GAAP)	$4,447	$4,308	$4,196

Risk-weighted assets (regulatory)	$44,327	$43,970	$42,891
Common equity Tier 1 capital to risk-weighted assets (non-GAAP)	10.03%	9.80%	9.78%

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

ZIONS BANCORPORATION AND SUBSIDIARIES

TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

	Three Months Ended
(Amounts in thousands)	June 30, 2013	December 31, 2012	June 30, 2012

Net earnings applicable to common shareholders (GAAP)	$55,385	$35,605	$55,215
Adjustments, net of tax:
Impairment loss on goodwill	—	583	—
Amortization of core deposit and other intangibles	2,391	2,677	2,704
Net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP) (a)	$57,776	$38,865	$57,919

Average common equity (GAAP)	$5,102,082	$4,862,972	$4,713,318
Average goodwill	(1,014,129)	(1,014,986)	(1,015,129)
Average core deposit and other intangibles	(45,262)	(53,083)	(61,511)
Average tangible common equity (non-GAAP) (b)	$4,042,691	$3,794,903	$3,636,678

Number of days in quarter (c)	91	92	91
Number of days in year (d)	365	366	366

Tangible return on average tangible common equity (non-GAAP) (a/b/c*d)	5.73%	4.07%	6.41%
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
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	June 30, 2013	December 31, 2012	June 30, 2012

Total shareholders’ equity (GAAP)	$6,860	$6,049	$6,489
Goodwill	(1,014)	(1,014)	(1,015)
Core deposit and other intangibles	(43)	(51)	(59)
Tangible equity (non-GAAP) (a)	5,803	4,984	5,415
Preferred stock	(1,729)	(1,128)	(1,800)
Noncontrolling interests	—	3	3
Tangible common equity (non-GAAP) (b)	$4,074	$3,859	$3,618

Total assets (GAAP)	$54,905	$55,512	$53,407
Goodwill	(1,014)	(1,014)	(1,015)
Core deposit and other intangibles	(43)	(51)	(59)
Tangible assets (non-GAAP) (c)	$53,848	$54,447	$52,333

Tangible equity ratio (a/c)	10.78%	9.15%	10.35%
Tangible common equity ratio (b/c)	7.57%	7.09%	6.91%
For items 2, 3, and 4 the identified adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are included where applicable in financial results or in the balance sheet presented in accordance with GAAP. We consider these adjustments to be relevant to ongoing operating results and financial position.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
The Company has updated its risk factors included in Zions Bancorporation’s 2012 Annual Report on Form 10-K with new information on Basel III included in the Capital Management section of Management’s Discussion and Analysis and the additional risk factors set forth below:

Our business is highly correlated to local economic conditions in a specific geographic region of the United States.
As a regional bank holding company, the Company provides a full range of banking and related services through its banking and other subsidiaries in Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, Washington, and Oregon. Approximately 86% of the Company’s total net interest income for the year ended December 31, 2012 and 76% of total assets as of December 31, 2012 relate to the subsidiary banks in Utah, California and Texas. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Accordingly, adverse economic conditions affecting these three states in particular could significantly affect our consolidated operations and financial results. For example, our credit risk could be elevated to the extent our lending practices in these three states focus on borrowers or groups of borrowers with similar economic

ZIONS BANCORPORATION AND SUBSIDIARIES

characteristics that are similarly affected by the same adverse economic events. As of December 31, 2012, loan balances at our subsidiary banks in Utah, California and Texas comprised 82% of the Company’s commercial lending portfolio, 74% of the commercial real estate lending portfolio, and 69% of the consumer lending portfolio. Loans originated by these banks are primarily to companies in their respective states.

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

We are making a significant investment to replace our core loan and deposit systems and to upgrade our accounting systems. The actual duration, cost, expected savings, and other factors to implement these initiatives may vary significantly from our estimates, which could materially affect the Company including its results of operations.
During the second quarter of 2013, our Board of Directors approved a significant investment by us to replace our loan and deposit systems and to upgrade our accounting systems. The new integrated system for most of our loans and deposits is expected to employ technology that is a significant improvement over our current systems. These initiatives will be completed in phases to allow for appropriate testing and implementation so as to minimize time delays and cost overruns. However, these initiatives are in the early stages of development and by their very nature, projections of duration, cost, expected savings, and related items are subject to change and significant variability.

We may encounter significant adverse developments in the completion and implementation of these initiatives. These may include significant time delays, cost overruns, and other adverse developments that could result in disruptions to our systems and adversely impact our customers.

We have plans, policies and procedures designed to prevent or limit the negative effect of these adverse developments. However, there can be no assurance that any such adverse developments will not occur or, if they do occur, that they will be adequately remediated. The occurrence of any adverse development could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could materially affect the Company including its results of operations in any given reporting period.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s share repurchases for the second quarter of 2013:

SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

April	4,301	$24.64	—	$—
May	115,211	28.09	—	—
June	39,621	27.63	—	—
Second quarter	159,133	27.88	—

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
*

3.16
Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation with respect to the Series I Fixed/Floating-Rate Non-Cumulative Perpetual Preferred Stock, dated May 17, 2013, incorporated by reference to Exhibit 3.1 of Form 8-K filed May 21, 2013.
*

3.17	Restated Bylaws of Zions Bancorporation dated November 8, 2011, incorporated by reference to Exhibit 3.13 of Form 10-Q for the quarter ended September 30, 2011.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

10.1	First amendment to the Zions Bancorporation Pension Plan, dated June 28, 2013 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three months ended June 30, 2013 and June 30, 2012 and the six months ended June 30, 2013 and June 30, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013 and June 30, 2012 and the six months ended June 30, 2013 and June 30, 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2013 and June 30, 2012 and the six months ended June 30, 2013 and June 30, 2012, (v) the Consolidated Statements of Cash Flows for the three months ended June 30, 2013 and June 30, 2012 and the six months ended June 30, 2013 and June 30, 2012, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: August 6, 2013