Form 10-Q
period 2013-09-30
ZIONS BANCORPORATION /UT/
filed 2013-11-07
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at October 31, 2013	184,615,234 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from banks	$1,365,082	$1,841,907
Money market investments:
Interest-bearing deposits	8,180,639	5,978,978
Federal funds sold and security resell agreements	209,070	2,775,354
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $727,908 and $674,741)	777,849	756,909
Available-for-sale, at fair value	3,333,889	3,091,310
Trading account, at fair value	38,278	28,290
	4,150,016	3,876,509

Loans held for sale	114,810	251,651
Loans, net of unearned income and fees:
Loans and leases	37,897,869	37,137,006
FDIC-supported loans	374,861	528,241
	38,272,730	37,665,247
Less allowance for loan losses	797,523	896,087
Loans, net of allowance	37,475,207	36,769,160

Other noninterest-bearing investments	851,349	855,462
Premises and equipment, net	720,365	708,882
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	39,667	50,818
Other real estate owned	66,381	98,151
Other assets	1,001,597	1,290,917
	$55,188,312	$55,511,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$18,566,137	$18,469,458
Interest-bearing:
Savings and money market	22,806,132	22,896,624
Time	2,689,688	2,962,931
Foreign	1,607,409	1,804,060
	45,669,366	46,133,073

Securities sold, not yet purchased	21,183	26,735
Federal funds purchased and security repurchase agreements	252,591	320,478
Other short-term borrowings	—	5,409
Long-term debt	2,304,301	2,337,113
Reserve for unfunded lending commitments	84,147	106,809
Other liabilities	523,915	533,660
Total liabilities	48,855,503	49,463,277

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,003,970	1,128,302
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 184,600,005 and 184,199,198 shares	4,172,887	4,166,109
Retained earnings	1,540,455	1,203,815
Accumulated other comprehensive income (loss)	(384,503)	(446,157)
Controlling interest shareholders’ equity	6,332,809	6,052,069
Noncontrolling interests	—	(3,428)
Total shareholders’ equity	6,332,809	6,048,641
	$55,188,312	$55,511,918
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$442,366	$473,162	$1,356,107	$1,427,882
Interest on money market investments	6,175	5,349	17,378	15,076
Interest on securities:
Held-to-maturity	7,739	8,337	23,559	26,621
Available-for-sale	16,917	22,042	53,657	70,290
Trading account	210	110	687	596
Total interest income	473,407	509,000	1,451,388	1,540,465
Interest expense:
Interest on deposits	14,506	19,049	45,291	63,285
Interest on short-term borrowings	71	193	241	1,228
Interest on long-term debt	43,309	51,597	141,563	173,969
Total interest expense	57,886	70,839	187,095	238,482
Net interest income	415,521	438,161	1,264,293	1,301,983
Provision for loan losses	(5,573)	(1,889)	(56,598)	24,628
Net interest income after provision for loan losses	421,094	440,050	1,320,891	1,277,355
Noninterest income:
Service charges and fees on deposit accounts	44,701	44,951	132,610	131,909
Other service charges, commissions and fees	45,977	44,679	134,596	127,923
Trust and wealth management income	7,120	6,521	21,846	20,952
Capital markets and foreign exchange	7,309	6,026	21,535	19,102
Dividends and other investment income	12,101	11,686	36,164	42,708
Loan sales and servicing income	8,464	10,695	30,138	29,334
Fair value and nonhedge derivative loss	(4,403)	(5,820)	(12,805)	(17,004)
Equity securities gains, net	3,165	2,683	8,206	11,935
Fixed income securities gains, net	1,580	3,046	3,726	9,285
Impairment losses on investment securities:
Impairment losses on investment securities	(10,470)	(3,876)	(46,873)	(46,175)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	1,403	1,140	23,472	25,922
Net impairment losses on investment securities	(9,067)	(2,736)	(23,401)	(20,253)
Other	5,243	3,495	15,942	9,820
Total noninterest income	122,190	125,226	368,557	365,711
Noninterest expense:
Salaries and employee benefits	229,185	220,223	686,302	665,622
Occupancy, net	28,230	28,601	83,570	84,721
Equipment, software and furniture	26,560	27,122	79,179	81,216
Other real estate expense	(831)	207	2,736	14,457
Credit-related expense	7,265	13,316	27,144	39,216
Provision for unfunded lending commitments	(19,935)	2,264	(22,662)	3,428
Professional and legal services	16,462	12,749	44,082	36,792
Advertising	6,091	7,326	17,791	19,751
FDIC premiums	9,395	11,278	29,230	32,641
Amortization of core deposit and other intangibles	3,570	4,241	11,151	12,794
Debt extinguishment cost	—	—	40,282	—
Other	64,671	67,648	220,884	198,365
Total noninterest expense	370,663	394,975	1,219,689	1,189,003
Income before income taxes	172,621	170,301	469,759	454,063
Income taxes	61,107	60,704	164,832	163,599
Net income	111,514	109,597	304,927	290,464
Net loss applicable to noncontrolling interests	—	(254)	(336)	(800)
Net income applicable to controlling interest	111,514	109,851	305,263	291,264
Preferred stock dividends	(27,507)	(47,529)	(77,547)	(148,238)
Preferred stock redemption	125,700	—	125,700	—
Net earnings applicable to common shareholders	$209,707	$62,322	$353,416	$143,026
Weighted average common shares outstanding during the period:
Basic shares	184,112	183,237	183,721	183,008
Diluted shares	184,742	183,383	184,144	183,162
Net earnings per common share:
Basic	$1.13	$0.34	$1.90	$0.77
Diluted	1.12	0.34	1.90	0.77
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012

Net income	$111,514	$109,597	$304,927	$290,464
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(14,159)	43,484	63,937	72,529
Noncredit-related impairment losses on securities not expected to be sold	(867)	(703)	(13,751)	(16,006)
Reclassification to earnings for realized net fixed income securities losses	(976)	(1,881)	(2,301)	(5,868)
Reclassification to earnings for net credit-related impairment losses on investment securities	5,588	1,690	14,136	12,296
Accretion of securities with noncredit-related impairment losses not expected to be sold	285	192	880	724
Net unrealized holding gains on derivative instruments	239	48	236	225
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(57)	(1,421)	(1,483)	(6,554)
Other comprehensive income (loss)	(9,947)	41,409	61,654	57,346
Comprehensive income	101,567	151,006	366,581	347,810
Comprehensive loss applicable to noncontrolling interests	—	(254)	(336)	(800)
Comprehensive income applicable to controlling interest	$101,567	$151,260	$366,917	$348,610
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2012	$1,128,302	184,199,198	$4,166,109	$1,203,815	$(446,157)	$(3,428)	$6,048,641
Net income (loss) for the period				305,263		(336)	304,927
Other comprehensive income					61,654		61,654
Issuance of preferred stock	800,000		(15,627)				784,373
Preferred stock redemption	(925,748)		580	125,700			(799,468)
Subordinated debt converted to preferred stock	1,416		(206)				1,210
Net activity under employee plans and related tax benefits		400,807	26,197				26,197
Dividends on preferred stock				(77,547)			(77,547)
Dividends on common stock, $0.09 per share				(16,667)			(16,667)
Change in deferred compensation				(109)			(109)
Other changes in noncontrolling interests			(4,166)			3,764	(402)
Balance at September 30, 2013	$1,003,970	184,600,005	$4,172,887	$1,540,455	$(384,503)	$—	$6,332,809

Balance at December 31, 2011	$2,377,560	184,135,388	$4,163,242	$1,036,590	$(592,084)	$(2,080)	$6,983,228
Net income (loss) for the period				291,264		(800)	290,464
Other comprehensive income					57,346		57,346
Issuance of preferred stock	143,750		(2,408)				141,342
Preferred stock redemption	(1,542,500)		3,830	(3,830)			(1,542,500)
Subordinated debt converted to preferred stock	99,871		(14,519)				85,352
Net activity under employee plans and related tax benefits		21,014	11,856				11,856
Dividends on preferred stock	44,696			(148,238)			(103,542)
Dividends on common stock, $0.03 per share				(5,546)			(5,546)
Change in deferred compensation				237			237
Other changes in noncontrolling interests						18	18
Balance at September 30, 2012	$1,123,377	184,156,402	$4,162,001	$1,170,477	$(534,738)	$(2,862)	$5,918,255
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$111,514	$109,597	$304,927	$290,464
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment cost	—	—	40,282	—
Net impairment losses on investment securities	9,067	2,736	23,401	20,253
Provision for credit losses	(25,508)	375	(79,260)	28,056
Depreciation and amortization	42,134	47,810	133,893	167,119
Deferred income tax expense (benefit)	5,832	6,458	(612)	25,513
Net decrease (increase) in trading securities	(11,876)	6,576	(10,005)	26,310
Net decrease (increase) in loans held for sale	49,696	(77,225)	173,142	(5,848)
Net write-downs of and gains/losses from sales of other real estate owned	(1,824)	309	(1,332)	13,650
Change in other liabilities	28,047	(10,692)	(17,463)	(41,222)
Change in other assets	70,753	21,314	243,428	110,137
Other, net	(5,362)	(13,692)	(16,568)	(32,064)
Net cash provided by operating activities	272,473	93,566	793,833	602,368

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	12,100	490,947	364,623	(356,703)
Proceeds from maturities and paydowns of investment securities held-to-maturity	14,404	37,016	95,841	91,701
Purchases of investment securities held-to-maturity	(8,121)	(4,450)	(128,089)	(38,188)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	246,147	187,180	864,643	863,354
Purchases of investment securities available-for-sale	(408,333)	(73,636)	(1,019,454)	(667,566)
Proceeds from sales of loans and leases	5,041	24,665	16,098	64,452
Net loan and lease originations	(112,316)	(397,845)	(744,263)	(379,615)
Net decrease (increase) in other noninterest-bearing investments	(62)	2,549	19,972	14,723
Net purchases of premises and equipment	(20,905)	(15,145)	(63,438)	(47,962)
Proceeds from sales of other real estate owned	27,417	59,876	80,076	157,760
Net cash received (paid) for divestitures	3,786	2,667	3,786	(19,901)
Net cash provided by (used in) investing activities	(240,842)	313,824	(510,205)	(317,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	653,311	612,290	(463,707)	926,287
Net change in short-term funds borrowed	17,159	(392,564)	(78,848)	(243,356)
Proceeds from issuance of long-term debt	116,461	49,082	484,408	648,468
Repayments of long-term debt	(153)	(7,604)	(570,167)	(262,783)
Debt extinguishment cost paid	—	—	(23,305)	—
Cash paid for preferred stock redemption	(799,468)	(700,000)	(799,468)	(1,542,500)
Proceeds from issuances of common and preferred stock	200,040	513	792,557	142,516
Dividends paid on common and preferred stock	(34,935)	(32,770)	(94,214)	(109,088)
Other, net	(2,061)	(92)	(7,709)	(7,399)
Net cash provided by (used in) financing activities	150,354	(471,145)	(760,453)	(447,855)
Net increase (decrease) in cash and due from banks	181,985	(63,755)	(476,825)	(163,432)
Cash and due from banks at beginning of period	1,183,097	1,124,673	1,841,907	1,224,350
Cash and due from banks at end of period	$1,365,082	$1,060,918	$1,365,082	$1,060,918

Cash paid for interest	$45,134	$65,384	$149,047	$172,712
Net cash paid for income taxes	32,453	67,772	156,456	127,456
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2013

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

Operating results for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2012 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2012 Annual Report on Form 10-K.

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

2.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Loans transferred to other real estate owned	$12,098	$37,140	$52,916	$141,439
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	—	917	206	14,519
Subordinated debt converted to preferred stock	—	5,386	1,210	85,352
Preferred stock transferred to common stock as a result of the Series C preferred stock redemption	580	—	580	—
Preferred stock/beneficial conversion feature transferred to retained earnings as a result of the Series C preferred stock redemption	125,700	—	125,700	—

3.	CASH AND MONEY MARKET INVESTMENTS
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Gross and net information for selected financial instruments in the balance sheet is as follows:

	September 30, 2013
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$209,070	$—	$209,070	$—	$—	$209,070
Derivatives (included in other assets)	55,568	—	55,568	(8,282)	—	47,286
	$264,638	$—	$264,638	$(8,282)	$—	$256,356

Liabilities:
Federal funds purchased and security repurchase agreements	$252,591	$—	$252,591	$—	$—	$252,591
Derivatives (included in other liabilities)	59,914	—	59,914	(8,282)	(37,232)	14,400
	$312,505	$—	$312,505	$(8,282)	$(37,232)	$266,991

	December 31, 2012
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$3,675,354	$(900,000)	$2,775,354	$—	$—	$2,775,354
Derivatives (included in other assets)	81,810	—	81,810	(409)	—	81,401
	$3,757,164	$(900,000)	$2,857,164	$(409)	$—	$2,856,755

Liabilities:
Federal funds purchased and security repurchase agreements	$1,220,478	$(900,000)	$320,478	$—	$—	$320,478
Derivatives (included in other liabilities)	89,100	—	89,100	(409)	(81,683)	7,008
	$1,309,578	$(900,000)	$409,578	$(409)	$(81,683)	$327,486

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	INVESTMENT SECURITIES
Investment securities are summarized below. Note 9 discusses the process to estimate fair value for investment securities.

	September 30, 2013
		Recognized in OCI			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$558,134	$—	$—	$558,134	$11,537	$5,061	$564,610
Asset-backed securities:
Trust preferred securities – banks and insurance	255,159	—	54,432	200,727	5,879	55,058	151,548
Other	21,061	—	2,173	18,888	900	8,138	11,650
Other debt securities	100	—	—	100	—	—	100
	834,454	—	56,605	777,849	18,316	68,257	727,908
Available-for-sale
U.S. Treasury securities	39,908	136	—	40,044			40,044
U.S. Government agencies and corporations:
Agency securities	440,170	2,120	197	442,093			442,093
Agency guaranteed mortgage-backed securities	308,964	11,619	609	319,974			319,974
Small Business Administration loan-backed securities	1,139,211	27,829	1,614	1,165,426			1,165,426
Municipal securities	64,694	1,509	1,034	65,169			65,169
Asset-backed securities:
Trust preferred securities – banks and insurance	1,521,628	14,391	534,123	1,001,896			1,001,896
Trust preferred securities – real estate investment trusts	39,391	—	19,874	19,517			19,517
Auction rate securities	6,506	135	16	6,625			6,625
Other	18,496	406	2,788	16,114			16,114
	3,578,968	58,145	560,255	3,076,858			3,076,858
Mutual funds and other	262,493	182	5,644	257,031			257,031
	3,841,461	58,327	565,899	3,333,889			3,333,889
Total	$4,675,915	$58,327	$622,504	$4,111,738			$4,061,797

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
		Recognized in OCI			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$524,738	$—	$—	$524,738	$12,837	$709	$536,866
Asset-backed securities:
Trust preferred securities – banks and insurance	255,647	—	42,964	212,683	114	86,596	126,201
Other	21,858	—	2,470	19,388	709	8,523	11,574
Other debt securities	100	—	—	100	—	—	100
	802,343	—	45,434	756,909	13,660	95,828	674,741
Available-for-sale
U.S. Treasury securities	104,313	211	—	104,524			104,524
U.S. Government agencies and corporations:
Agency securities	108,814	3,959	116	112,657			112,657
Agency guaranteed mortgage-backed securities	406,928	18,598	16	425,510			425,510
Small Business Administration loan-backed securities	1,124,322	29,245	639	1,152,928			1,152,928
Municipal securities	75,344	2,622	1,970	75,996			75,996
Asset-backed securities:
Trust preferred securities – banks and insurance	1,596,156	16,687	663,451	949,392			949,392
Trust preferred securities – real estate investment trusts	40,485	—	24,082	16,403			16,403
Auction rate securities	6,504	79	68	6,515			6,515
Other	25,614	701	6,941	19,374			19,374
	3,488,480	72,102	697,283	2,863,299			2,863,299
Mutual funds and other	228,469	194	652	228,011			228,011
	3,716,949	72,296	697,935	3,091,310			3,091,310
Total	$4,519,292	$72,296	$743,369	$3,848,219			$3,766,051

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of September 30, 2013 by expected maturity distribution for structured asset-backed collateralized debt obligations and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$66,525	$66,502	$466,546	$441,052
Due after one year through five years	200,748	198,494	1,112,538	1,050,208
Due after five years through ten years	213,234	179,794	640,232	597,543
Due after ten years	353,947	283,118	1,359,652	988,055
	$834,454	$727,908	$3,578,968	$3,076,858

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	September 30, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4,247	$91,497	$814	$10,915	$5,061	$102,412
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	109,490	151,350	109,490	151,350
Other	—	—	10,311	11,291	10,311	11,291
	4,247	91,497	120,615	173,556	124,862	265,053
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	119	24,255	78	6,495	197	30,750
Agency guaranteed mortgage-backed securities	605	41,847	4	609	609	42,456
Small Business Administration loan-backed securities	784	76,868	830	39,855	1,614	116,723
Municipal securities	20	2,871	1,014	8,507	1,034	11,378
Asset-backed securities:
Trust preferred securities – banks and insurance	1,138	54,760	532,985	840,551	534,123	895,311
Trust preferred securities – real estate investment trusts	—	—	19,874	19,518	19,874	19,518
Auction rate securities	—	—	16	896	16	896
Other	—	—	2,788	13,514	2,788	13,514
	2,666	200,601	557,589	929,945	560,255	1,130,546
Mutual funds and other	5,644	124,448	—	—	5,644	124,448
	8,310	325,049	557,589	929,945	565,899	1,254,994
Total	$12,557	$416,546	$678,204	$1,103,501	$690,761	$1,520,047

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$630	$42,613	$79	$5,910	$709	$48,523
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	129,560	126,019	129,560	126,019
Other	—	—	10,993	10,904	10,993	10,904
	630	42,613	140,632	142,833	141,262	185,446
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	35	18,633	81	6,916	116	25,549
Agency guaranteed mortgage-backed securities	10	6,032	6	629	16	6,661
Small Business Administration loan-backed securities	91	15,199	548	69,011	639	84,210
Municipal securities	61	4,898	1,909	11,768	1,970	16,666
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	663,451	765,421	663,451	765,421
Trust preferred securities – real estate investment trusts	—	—	24,082	16,403	24,082	16,403
Auction rate securities	—	—	68	2,459	68	2,459
Other	—	—	6,941	15,234	6,941	15,234
	197	44,762	697,086	887,841	697,283	932,603
Mutual funds and other	652	112,324	—	—	652	112,324
	849	157,086	697,086	887,841	697,935	1,044,927
Total	$1,479	$199,699	$837,718	$1,030,674	$839,197	$1,230,373
At September 30, 2013 and December 31, 2012, respectively, 207 and 84 held-to-maturity (“HTM”) and 258 and 256 available -for-sale (“AFS”) investment securities were in an unrealized loss position.

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

Our 2012 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation for those security types that have significant gross unrealized losses at September 30, 2013:

ZIONS BANCORPORATION AND SUBSIDIARIES

OTTI – Municipal Securities
The HTM securities are purchased directly from municipalities and are generally not rated by a credit rating agency. Most of the AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. We perform credit quality reviews on these securities at each reporting period. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded for the three and nine months ended September 30, 2013.

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

2)
Structural features of the collateral make these CDO tranches difficult to model. The first feature unique to bank CDOs is the interest deferral feature previously noted. Throughout the financial crisis starting in 2008, certain banks within our CDO pools have exercised this prerogative. The extent to which these deferrals are likely to either transition to default or, alternatively, come current prior to the five-year deadline is extremely difficult for market participants to assess. Our CDO pools include an issuer that first exercised this deferral option during the second quarter of 2008 and failed to come current within the allowable 20 quarter deferral period causing default. At September 30, 2013, 107 banks underlying our CDO tranches had come current after a period of deferral, while 158 were deferring, but remained within the allowed deferral period.

A second structural feature that is difficult to model is the payment in kind (“PIK”) feature, which provides that upon reaching certain levels of collateral default or deferral, certain junior CDO tranches will not receive current interest but will instead have the interest amount that is unpaid capitalized or deferred. The cash flow that would otherwise be paid to the junior CDO securities is instead used to pay down the principal balance of the most senior CDO securities. The delay in payment caused by PIKing results in lower security fair values even if PIKing is projected to be fully cured. This feature is difficult to model and assess. It increases the risk premium the market applies to these securities.

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

Our ongoing review of these securities determined that OTTI should be recorded for the three and nine months ended September 30, 2013.

Trust preferred securities – real estate investment trusts (“REITs”): These CDO securities are variable rate pools of trust preferred securities primarily related to REITs, and are rated by one or more NRSROs. They were purchased generally at par. Unrealized losses were caused mainly by severe deterioration in mortgage REITs and homebuilder credit in addition to the same factors previously discussed for banks and insurance CDOs. Based on our review, OTTI for these securities was recorded for the three and nine months ended September 30, 2013.
Other asset-backed securities: Most of these CDO securities were purchased in 2009 from Lockhart at their carrying values and then adjusted to fair value. Certain of these CDOs consist of ABS CDOs (also known as diversified structured finance CDOs). Unrealized losses since acquisition were caused mainly by deterioration in collateral quality and widening of credit spreads for asset backed securities. Based on our review, OTTI for one of these securities was recorded for the three and nine months ended September 30, 2013.

OTTI – U.S. Government Agencies and Corporations
Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded for the three and nine months ended September 30, 2013.

OTTI – Mutual Funds and Other
A substantial portion of these securities is included in a mutual fund that consists primarily of fixed rate residential and agriculture mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”). Contractual cash flows in the pool of mortgage loans are backed by the U.S. Government. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded for the three and nine months ended September 30, 2013.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a tabular rollforward of the total amount of credit-related OTTI:

(In thousands)	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(13,952)	$(406,577)	$(420,529)	$(13,549)	$(394,494)	$(408,043)
Additions recognized in earnings during the period:
Credit-related OTTI on securities not previously impaired	—	(168)	(168)	(403)	(168)	(571)
Additional credit-related OTTI on securities previously impaired	—	(8,899)	(8,899)	—	(22,830)	(22,830)
Subtotal of amounts recognized in earnings	—	(9,067)	(9,067)	(403)	(22,998)	(23,401)
Reductions for securities sold or paid off during the period	—	—	—	—	1,848	1,848
Balance of credit-related OTTI at end of period	$(13,952)	$(415,644)	$(429,596)	$(13,952)	$(415,644)	$(429,596)

(In thousands)	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(6,467)	$(315,183)	$(321,650)	$(6,126)	$(314,860)	$(320,986)
Additions recognized in earnings during the period:
Credit-related OTTI on securities not previously impaired	—	—	—	(341)	—	(341)
Additional credit-related OTTI on securities previously impaired	(657)	(2,079)	(2,736)	(657)	(19,255)	(19,912)
Subtotal of amounts recognized in earnings	(657)	(2,079)	(2,736)	(998)	(19,255)	(20,253)
Reductions for securities sold or paid off during the period	—	—	—	—	16,853	16,853
Balance of credit-related OTTI at end of period	$(7,124)	$(317,262)	$(324,386)	$(7,124)	$(317,262)	$(324,386)
To determine the credit component of OTTI for all security types, we utilize projected cash flows as the best estimate of fair value. These cash flows are credit adjusted using, among other things, assumptions for default probability assigned to each portion of performing and deferring collateral. The credit-adjusted cash flows are discounted at a security-specific coupon rate to identify any OTTI, and then at a market rate for valuation purposes.
For those securities with credit-related OTTI recognized in the statement of income, the amounts of pretax noncredit-related OTTI recognized in OCI were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

HTM	$—	$—	$16,114	$16,718
AFS	1,403	1,140	7,358	9,204
	$1,403	$1,140	$23,472	$25,922

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended				Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$32	$—	$22	$657	$63	$403	$120	$998
Available-for-sale	1,551	9,070	3,026	2,081	7,989	27,324	14,955	25,045
Other noninterest-bearing investments:
Nonmarketable equity securities	4,802	1,637	3,230	547	9,868	1,662	22,951	11,016
	6,385	10,707	6,278	3,285	17,920	29,389	38,026	37,059
Net gains (losses)		$(4,322)		$2,993		$(11,469)		$967

Statement of income information:
Net impairment losses on investment securities		$(9,067)		$(2,736)		$(23,401)		$(20,253)
Equity securities gains, net		3,165		2,683		8,206		11,935
Fixed income securities gains, net		1,580		3,046		3,726		9,285
Net gains (losses)		$(4,322)		$2,993		$(11,469)		$967
Gains and losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

During the three and nine months ended September 30, nontaxable interest income on securities was $3.4 million and $10.1 million in 2013 and $4.2 million and $13.7 million in 2012.

Securities with a carrying value of $1.5 billion at September 30, 2013 and December 31, 2012 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

5.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	September 30, 2013	December 31, 2012

Loans held for sale	$114,810	$251,651
Commercial:
Commercial and industrial	$11,904,477	$11,256,945
Leasing	375,125	422,513
Owner occupied	7,378,586	7,589,082
Municipal	448,643	494,183
Total commercial	20,106,831	19,762,723
Commercial real estate:
Construction and land development	2,240,295	1,939,413
Term	7,928,540	8,062,819
Total commercial real estate	10,168,835	10,002,232
Consumer:
Home equity credit line	2,124,328	2,177,680
1-4 family residential	4,636,895	4,350,329
Construction and other consumer real estate	321,436	321,235
Bankcard and other revolving plans	331,966	306,428
Other	207,578	216,379
Total consumer	7,622,203	7,372,051
FDIC-supported loans	374,861	528,241
Total loans	$38,272,730	$37,665,247
FDIC-supported loans were acquired during 2009 and are indemnified by the Federal Deposit Insurance Corporation (“FDIC”) under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased credit-impaired loans accounted for at their carrying values rather than their outstanding balances. See subsequent discussion under Purchased Loans.
Loan balances are presented net of unearned income and fees, which amounted to $132.4 million at September 30, 2013 and $137.5 million at December 31, 2012.
Owner occupied and commercial real estate loans include unamortized premiums of approximately $49.9 million at September 30, 2013 and $59.3 million at December 31, 2012.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Loans with a carrying value of approximately $22.4 billion at September 30, 2013 and $21.1 billion at December 31, 2012 have been pledged at the Federal Reserve and various Federal Home Loan Banks as collateral for current and potential borrowings.
We sold loans totaling $421 million and $1,315 million for the three and nine months ended September 30, 2013 and $369 million and $1,244 million for the three and nine months ended September 30, 2012, respectively, that were previously classified as loans held for sale. At the time of origination, we determine whether loans will be held for investment or held for sale. We may subsequently change our original intent to hold loans for investment and reclassify them as held for sale. Loans classified as loans held for sale primarily consist of conforming residential

ZIONS BANCORPORATION AND SUBSIDIARIES

mortgages. Amounts added to loans held for sale during these periods were $374 million and $1,152 million for the three and nine months ended September 30, 2013 and $452 million and $1,260 million for the three and nine months ended September 30, 2012, respectively. Income from loans sold, excluding servicing, was $5 million and $22 million for the three and nine months ended September 30, 2013 and $8 million and $22 million for the three and nine months ended September 30, 2012, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Changes in ACL Assumptions

We regularly evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. During the third quarter of 2013, we changed certain assumptions, including the credit conversion factors, in our RULC estimation process, specifically the rate at which unfunded commitments are likely to convert into funded balances. This change resulted in a decrease of $18.4 million to the provision for unfunded lending commitments. Additionally during the third quarter of 2013, we made refinements to our risk grading methodology for certain smaller balance loans to be more consistent with regulatory guidance and the manner in which those loans are managed. These refinements decreased the classified loan balances by approximately $137 million and did not have a material effect on the overall level of the ACL or the provision for loan losses.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended September 30, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$486,353	$251,278	$70,366	$5,915	$813,912
Additions:
Provision for loan losses	(1,768)	(4,520)	569	146	(5,573)
Adjustment for FDIC-supported loans	—	—	—	(2,118)	(2,118)
Deductions:
Gross loan and lease charge-offs	(11,465)	(5,738)	(5,535)	(88)	(22,826)
Recoveries	6,155	2,988	3,109	1,876	14,128
Net loan and lease charge-offs	(5,310)	(2,750)	(2,426)	1,788	(8,698)
Balance at end of period	$479,275	$244,008	$68,509	$5,731	$797,523

Reserve for unfunded lending commitments:
Balance at beginning of period	$63,272	$39,454	$1,356	$—	$104,082
Provision charged (credited) to earnings	(16,133)	(6,010)	2,208	—	(19,935)
Balance at end of period	$47,139	$33,444	$3,564	$—	$84,147

Total allowance for credit losses at end of period:
Allowance for loan losses	$479,275	$244,008	$68,509	$5,731	$797,523
Reserve for unfunded lending commitments	47,139	33,444	3,564	—	84,147
Total allowance for credit losses	$526,414	$277,452	$72,073	$5,731	$881,670

	Nine Months Ended September 30, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$510,908	$276,976	$95,656	$12,547	$896,087
Additions:
Provision for loan losses	(10,179)	(34,370)	(12,725)	676	(56,598)
Adjustment for FDIC-supported loans	—	—	—	(9,756)	(9,756)
Deductions:
Gross loan and lease charge-offs	(48,073)	(19,069)	(24,574)	(1,676)	(93,392)
Recoveries	26,619	20,471	10,152	3,940	61,182
Net loan and lease charge-offs	(21,454)	1,402	(14,422)	2,264	(32,210)
Balance at end of period	$479,275	$244,008	$68,509	$5,731	$797,523

Reserve for unfunded lending commitments:
Balance at beginning of period	$67,374	$37,852	$1,583	$—	$106,809
Provision charged (credited) to earnings	(20,235)	(4,408)	1,981	—	(22,662)
Balance at end of period	$47,139	$33,444	$3,564	$—	$84,147

Total allowance for credit losses at end of period:
Allowance for loan losses	$479,275	$244,008	$68,509	$5,731	$797,523
Reserve for unfunded lending commitments	47,139	33,444	3,564	—	84,147
Total allowance for credit losses	$526,414	$277,452	$72,073	$5,731	$881,670

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$542,170	$307,965	$102,391	$20,917	$973,443
Additions:
Provision for loan losses	(4,324)	2,157	3,351	(3,073)	(1,889)
Adjustment for FDIC-supported loans	—	—	—	(5,908)	(5,908)
Deductions:
Gross loan and lease charge-offs	(26,424)	(20,264)	(11,391)	(702)	(58,781)
Recoveries	12,013	3,312	3,262	1,616	20,203
Net loan and lease charge-offs	(14,411)	(16,952)	(8,129)	914	(38,578)
Balance at end of period	$523,435	$293,170	$97,613	$12,850	$927,068

Reserve for unfunded lending commitments:
Balance at beginning of period	$70,553	$31,663	$1,370	$—	$103,586
Provision charged (credited) to earnings	542	1,741	(19)	—	2,264
Balance at end of period	$71,095	$33,404	$1,351	$—	$105,850

Total allowance for credit losses at end of period:
Allowance for loan losses	$523,435	$293,170	$97,613	$12,850	$927,068
Reserve for unfunded lending commitments	71,095	33,404	1,351	—	105,850
Total allowance for credit losses	$594,530	$326,574	$98,964	$12,850	$1,032,918

	Nine Months Ended September 30, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	561,351	343,747	123,115	23,472	1,051,685
Additions:
Provision for loan losses	20,859	(2,769)	9,989	(3,451)	24,628
Adjustment for FDIC-supported loans	—	—	—	(12,821)	(12,821)
Deductions:
Gross loan and lease charge-offs	(91,477)	(70,098)	(45,722)	(5,183)	(212,480)
Recoveries	32,702	22,290	10,231	10,833	76,056
Net loan and lease charge-offs	(58,775)	(47,808)	(35,491)	5,650	(136,424)
Balance at end of period	523,435	293,170	97,613	12,850	927,068

Reserve for unfunded lending commitments:
Balance at beginning of period	77,232	23,572	1,618	—	102,422
Provision charged (credited) to earnings	(6,137)	9,832	(267)		3,428
Balance at end of period	71,095	33,404	1,351	—	105,850

Total allowance for credit losses at end of period:
Allowance for loan losses	523,435	293,170	97,613	12,850	927,068
Reserve for unfunded lending commitments	71,095	33,404	1,351	—	105,850
Total allowance for credit losses	594,530	326,574	98,964	12,850	1,032,918
1 The Purchased Loans section following contains further discussion related to FDIC-supported loans.

During the first quarter of 2013, we modified the reporting of certain ALLL balances in the previous schedules. This change in reporting resulted in the reclassification of approximately $83.2 million at December 31, 2012, $83.1

ZIONS BANCORPORATION AND SUBSIDIARIES

million at September 30, 2012, and $68.2 million at December 31, 2011 of ALLL balances from the commercial to the commercial real estate loan segments. There was no change to the methodology or assumptions used to estimate the ALLL, nor was the change the result of any changes in credit quality.
The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	September 30, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$39,950	$15,117	$12,189	$—	$67,256
Collectively evaluated for impairment	439,325	228,891	56,320	607	725,143
Purchased loans with evidence of credit deterioration	—	—	—	5,124	5,124
Total	$479,275	$244,008	$68,509	$5,731	$797,523

Outstanding loan balances:
Individually evaluated for impairment	$327,999	$322,996	$104,308	$1,051	$756,354
Collectively evaluated for impairment	19,778,832	9,845,839	7,517,895	40,559	37,183,125
Purchased loans with evidence of credit deterioration	—	—	—	333,251	333,251
Total	$20,106,831	$10,168,835	$7,622,203	$374,861	$38,272,730

	December 31, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$30,587	$22,295	$13,758	$—	$66,640
Collectively evaluated for impairment	480,321	254,681	81,898	422	817,322
Purchased loans with evidence of credit deterioration	—	—	—	12,125	12,125
Total	$510,908	$276,976	$95,656	$12,547	$896,087

Outstanding loan balances:
Individually evaluated for impairment	$353,380	$437,647	$112,320	$1,149	$904,496
Collectively evaluated for impairment	19,409,343	9,564,585	7,259,731	57,896	36,291,555
Purchased loans with evidence of credit deterioration	—	—	—	469,196	469,196
Total	$19,762,723	$10,002,232	$7,372,051	$528,241	$37,665,247
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

ZIONS BANCORPORATION AND SUBSIDIARIES

reported as past due when the minimum payment has not been made for two or more billing cycles. Other multi-payment obligations (i.e., quarterly, semiannual, etc.), single payment, and demand notes are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more.
Nonaccrual loans are summarized as follows:

(In thousands)	September 30, 2013	December 31, 2012

Commercial:
Commercial and industrial	$100,188	$90,859
Leasing	796	838
Owner occupied	157,609	206,031
Municipal	10,006	9,234
Total commercial	268,599	306,962
Commercial real estate:
Construction and land development	65,320	107,658
Term	60,378	124,615
Total commercial real estate	125,698	232,273
Consumer:
Home equity credit line	8,425	14,247
1-4 family residential	57,658	70,180
Construction and other consumer real estate	4,080	4,560
Bankcard and other revolving plans	1,186	1,190
Other	1,149	1,398
Total consumer loans	72,498	91,575
FDIC-supported loans	4,744	17,343
Total	$471,539	$648,153
Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2013
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$11,820,258	$28,268	$55,951	$84,219	$11,904,477	$2,280	$44,546
Leasing	374,200	323	602	925	375,125	—	—
Owner occupied	7,289,080	39,538	49,968	89,506	7,378,586	3,106	97,378
Municipal	448,643	—	—	—	448,643	—	10,006
Total commercial	19,932,181	68,129	106,521	174,650	20,106,831	5,386	151,930
Commercial real estate:
Construction and land development	2,200,392	21,609	18,294	39,903	2,240,295	—	28,140
Term	7,885,730	17,940	24,870	42,810	7,928,540	2,361	33,780
Total commercial real estate	10,086,122	39,549	43,164	82,713	10,168,835	2,361	61,920
Consumer:
Home equity credit line	2,116,048	4,357	3,923	8,280	2,124,328	—	3,226
1-4 family residential	4,598,613	13,816	24,466	38,282	4,636,895	551	28,850
Construction and other consumer real estate	317,305	1,574	2,557	4,131	321,436	368	1,738
Bankcard and other revolving plans	329,055	1,951	960	2,911	331,966	669	840
Other	205,798	822	958	1,780	207,578	63	70
Total consumer loans	7,566,819	22,520	32,864	55,384	7,622,203	1,651	34,724
FDIC-supported loans	339,085	11,162	24,614	35,776	374,861	22,450	2,400
Total	$37,924,207	$141,360	$207,163	$348,523	$38,272,730	$31,848	$250,974

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$11,124,639	$73,555	$58,751	$132,306	$11,256,945	$4,013	$32,389
Leasing	421,590	115	808	923	422,513	—	—
Owner occupied	7,447,083	56,504	85,495	141,999	7,589,082	1,822	100,835
Municipal	494,183	—	—	—	494,183	—	9,234
Total commercial	19,487,495	130,174	145,054	275,228	19,762,723	5,835	142,458
Commercial real estate:
Construction and land development	1,836,284	66,139	36,990	103,129	1,939,413	853	50,044
Term	7,984,819	24,730	53,270	78,000	8,062,819	107	54,546
Total commercial real estate	9,821,103	90,869	90,260	181,129	10,002,232	960	104,590
Consumer:
Home equity credit line	2,169,722	4,036	3,922	7,958	2,177,680	—	8,846
1-4 family residential	4,282,611	24,060	43,658	67,718	4,350,329	1,423	21,945
Construction and other consumer real estate	314,931	4,344	1,960	6,304	321,235	395	2,500
Bankcard and other revolving plans	302,587	2,439	1,402	3,841	306,428	1,010	721
Other	213,930	1,411	1,038	2,449	216,379	107	275
Total consumer loans	7,283,781	36,290	51,980	88,270	7,372,051	2,935	34,287
FDIC-supported loans	454,333	12,407	61,501	73,908	528,241	52,033	7,393
Total	$37,046,712	$269,740	$348,795	$618,535	$37,665,247	$61,763	$288,728
1 Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

Credit Quality Indicators
In addition to the past due and nonaccrual criteria, we also analyze loans using a loan grading system. We generally assign internal grades to loans with commitments less than $750,000 based on the performance of those loans. Performance-based grades follow our definitions of Pass, Special Mention, Substandard, and Doubtful, which are consistent with published definitions of regulatory risk classifications.

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

We generally assign internal grades to commercial and CRE loans with commitments equal to or greater than $750,000 based on financial and statistical models, individual credit analysis, and loan officer judgment. For these

ZIONS BANCORPORATION AND SUBSIDIARIES

larger loans, we assign multiple grades within the Pass classification or one of the following four grades: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged off. We evaluate our credit quality information such as risk grades at least quarterly, or as soon as we identify information that might warrant an upgrade or downgrade. Risk grades are then updated as necessary.

For consumer loans, we generally assign internal risk grades similar to those described previously based on payment performance. These are generally assigned either a Pass or Substandard grade and are reviewed as we identify information that might warrant an upgrade or downgrade. During the third quarter of 2013, we refined our risk grading methodology for certain smaller balance loans.

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2013
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$11,176,352	$331,846	$391,335	$4,944	$11,904,477
Leasing	369,152	2,875	3,098	—	375,125
Owner occupied	6,760,607	131,895	484,779	1,305	7,378,586
Municipal	438,637	—	10,006	—	448,643
Total commercial	18,744,748	466,616	889,218	6,249	20,106,831	$479,275
Commercial real estate:
Construction and land development	2,094,934	15,250	127,875	2,236	2,240,295
Term	7,414,358	213,538	300,644	—	7,928,540
Total commercial real estate	9,509,292	228,788	428,519	2,236	10,168,835	244,008
Consumer:
Home equity credit line	2,105,327	—	19,001	—	2,124,328
1-4 family residential	4,563,611	—	73,284	—	4,636,895
Construction and other consumer real estate	312,046	—	9,390	—	321,436
Bankcard and other revolving plans	329,442	—	2,524	—	331,966
Other	206,174	—	1,404	—	207,578
Total consumer loans	7,516,600	—	105,603	—	7,622,203	68,509
FDIC-supported loans	253,788	20,401	100,672	—	374,861	5,731
Total	$36,024,428	$715,805	$1,524,012	$8,485	$38,272,730	$797,523

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$10,717,594	$198,645	$336,230	$4,476	$11,256,945
Leasing	419,482	226	2,805	—	422,513
Owner occupied	6,833,923	138,539	612,011	4,609	7,589,082
Municipal	453,193	31,756	9,234	—	494,183
Total commercial	18,424,192	369,166	960,280	9,085	19,762,723	$510,908
Commercial real estate:
Construction and land development	1,648,215	57,348	233,374	476	1,939,413
Term	7,433,789	237,201	388,914	2,915	8,062,819
Total commercial real estate	9,082,004	294,549	622,288	3,391	10,002,232	276,976
Consumer:
Home equity credit line	2,138,693	85	38,897	5	2,177,680
1-4 family residential	4,234,426	4,316	111,063	524	4,350,329
Construction and other consumer real estate	313,499	218	7,518	—	321,235
Bankcard and other revolving plans	298,665	23	7,740	—	306,428
Other	209,293	3,211	3,875	—	216,379
Total consumer loans	7,194,576	7,853	169,093	529	7,372,051	95,656
FDIC-supported loans	327,609	24,980	175,652	—	528,241	12,547
Total	$35,028,381	$696,548	$1,927,313	$13,005	$37,665,247	$896,087

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

When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three and nine months ended September 30, 2013 and 2012 was not significant.

Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three and nine months ended September 30, 2013 and 2012:

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2013
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$176,337	$29,242	$124,439	$153,681	$20,670
Owner occupied	166,488	50,883	102,850	153,733	15,668
Total commercial	342,825	80,125	227,289	307,414	36,338
Commercial real estate:
Construction and land development	130,435	48,912	64,479	113,391	3,572
Term	207,519	47,754	134,593	182,347	10,243
Total commercial real estate	337,954	96,666	199,072	295,738	13,815
Consumer:
Home equity credit line	15,056	9,780	2,464	12,244	182
1-4 family residential	101,913	39,774	46,529	86,303	11,778
Construction and other consumer real estate	6,238	3,169	1,603	4,772	229
Other	753	753	—	753	—
Total consumer loans	123,960	53,476	50,596	104,072	12,189
FDIC-supported loans	441,347	121,381	212,921	334,302	5,124
Total	$1,246,086	$351,648	$689,878	$1,041,526	$67,466

	December 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$176,521	$27,035	$119,780	$146,815	$12,198
Owner occupied	210,319	79,413	106,282	185,695	17,105
Total commercial	386,840	106,448	226,062	332,510	29,303
Commercial real estate:
Construction and land development	182,385	67,241	85,855	153,096	5,178
Term	310,242	70,718	187,112	257,830	16,725
Total commercial real estate	492,627	137,959	272,967	410,926	21,903
Consumer:
Home equity credit line	14,339	8,055	3,444	11,499	297
1-4 family residential	108,934	42,602	49,867	92,469	12,921
Construction and other consumer real estate	7,054	2,710	3,085	5,795	517
Bankcard and other revolving plans	287	—	287	287	1
Other	2,454	1,832	175	2,007	22
Total consumer loans	133,068	55,199	56,858	112,057	13,758
FDIC-supported loans	895,804	275,187	195,158	470,345	12,125
Total	$1,908,339	$574,793	$751,045	$1,325,838	$77,089

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$199,217	$1,105		$175,040	$2,594
Owner occupied	217,439	915		211,225	2,810
Municipal	—	—		—	—
Total commercial	416,656	2,020		386,265	5,404
Commercial real estate:
Construction and land development	135,013	623		139,194	2,754
Term	288,980	1,969		285,307	5,571
Total commercial real estate	423,993	2,592		424,501	8,325
Consumer:
Home equity credit line	14,606	120		12,943	262
1-4 family residential	103,379	457		100,012	1,171
Construction and other consumer real estate	5,501	49		5,767	141
Bankcard and other revolving plans	—	—		—	—
Other	1,751	—		1,784	—
Total consumer loans	125,237	626		120,506	1,574
FDIC-supported loans	363,293	20,004	[1]	404,826	79,153	[1]
Total	$1,329,179	$25,242		$1,336,098	$94,456

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$133,120	$830		$128,930	$2,395
Owner occupied	187,072	558		168,328	1,729
Municipal	3,943	—		1,314	—
Total commercial	324,135	1,388		298,572	4,124
Commercial real estate:
Construction and land development	205,295	1,133		188,064	2,780
Term	288,735	1,723		258,159	5,806
Total commercial real estate	494,030	2,856		446,223	8,586
Consumer:
Home equity credit line	742	3		847	6
1-4 family residential	86,103	431		79,993	1,162
Construction and other consumer real estate	6,764	43		6,641	128
Bankcard and other revolving plans	287	—		128	—
Other	1,972	—		2,320	—
Total consumer loans	95,868	477		89,929	1,296
FDIC-supported loans	94,890	14,055	[1]	102,709	34,202	[1]
Total	$1,008,923	$18,776		$937,433	$48,208
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

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2013
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$355	$15,794	$—	$6,856	$14,326	$34,928	$72,259
Owner occupied	22,121	4,768	994	2,961	10,145	19,866	60,855
Total commercial	22,476	20,562	994	9,817	24,471	54,794	133,114
Commercial real estate:
Construction and land development	2,062	11,688	—	1,120	8,836	27,962	51,668
Term	34,482	9,516	5,331	5,766	22,405	58,945	136,445
Total commercial real estate	36,544	21,204	5,331	6,886	31,241	86,907	188,113
Consumer:
Home equity credit line	743	—	8,922	—	325	335	10,325
1-4 family residential	2,649	1,294	7,861	647	4,482	33,613	50,546
Construction and other consumer real estate	133	963	—	—	144	1,455	2,695
Other	—	—	—	—	—	—	—
Total consumer loans	3,525	2,257	16,783	647	4,951	35,403	63,566
Total accruing	62,545	44,023	23,108	17,350	60,663	177,104	384,793
Nonaccruing
Commercial:
Commercial and industrial	2,609	8,958	68	156	1,362	13,416	26,569
Owner occupied	3,096	1,471	1,074	3,823	11,182	12,944	33,590
Total commercial	5,705	10,429	1,142	3,979	12,544	26,360	60,159
Commercial real estate:
Construction and land development	11,822	1,750	—	—	5,591	40,008	59,171
Term	2,480	—	—	2,051	325	9,780	14,636
Total commercial real estate	14,302	1,750	—	2,051	5,916	49,788	73,807
Consumer:
Home equity credit line	—	—	1,575	—	222	130	1,927
1-4 family residential	4,455	1,420	1,787	—	4,440	16,353	28,455
Construction and other consumer real estate	5	926	—	—	—	1,034	1,965
Bankcard and other revolving plans	—	260	—	—	—	—	260
Total consumer loans	4,460	2,606	3,362	—	4,662	17,517	32,607
Total nonaccruing	24,467	14,785	4,504	6,030	23,122	93,665	166,573
Total	$87,012	$58,808	$27,612	$23,380	$83,785	$270,769	$551,366

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2012
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$5,388	$6,139	$—	$3,585	$17,647	$44,684	$77,443
Owner occupied	20,963	12,104	—	4,013	9,305	13,598	59,983
Total commercial	26,351	18,243	—	7,598	26,952	58,282	137,426
Commercial real estate:
Construction and land development	1,718	9,868	2	59	8,432	30,248	50,327
Term	30,118	1,854	8,433	3,807	32,302	82,809	159,323
Total commercial real estate	31,836	11,722	8,435	3,866	40,734	113,057	209,650
Consumer:
Home equity credit line	744	—	5,965	—	300	218	7,227
1-4 family residential	2,665	1,324	5,923	147	3,319	36,199	49,577
Construction and other consumer real estate	147	—	—	—	641	2,354	3,142
Other	—	3	—	—	1	—	4
Total consumer loans	3,556	1,327	11,888	147	4,261	38,771	59,950
Total accruing	61,743	31,292	20,323	11,611	71,947	210,110	407,026
Nonaccruing
Commercial:
Commercial and industrial	318	5,667	—	480	2,035	17,379	25,879
Owner occupied	3,822	4,816	654	4,701	7,643	7,803	29,439
Total commercial	4,140	10,483	654	5,181	9,678	25,182	55,318
Commercial real estate:
Construction and land development	18,255	1,308	—	—	1,807	68,481	89,851
Term	3,042	536	—	2,645	9,389	17,718	33,330
Total commercial real estate	21,297	1,844	—	2,645	11,196	86,199	123,181
Consumer:
Home equity credit line	—	—	4,008	—	131	143	4,282
1-4 family residential	4,697	5,637	4,048	—	1,693	14,240	30,315
Construction and other consumer real estate	7	1,671	—	—	—	243	1,921
Bankcard and other revolving plans	—	287	—	—	—	—	287
Other	—	—	—	172	—	—	172
Total consumer loans	4,704	7,595	8,056	172	1,824	14,626	36,977
Total nonaccruing	30,141	19,922	8,710	7,998	22,698	126,007	215,476
Total	$91,884	$51,214	$29,033	$19,609	$94,645	$336,117	$622,502
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.

ZIONS BANCORPORATION AND SUBSIDIARIES

Unused commitments to extend credit on TDRs amounted to approximately $6 million at September 30, 2013 and $13 million at December 31, 2012.
The total recorded investment of all TDRs in which interest rates were modified below market was $204.9 million at September 30, 2013 and $225.6 million at December 31, 2012. These loans are included in the previous table in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial:
Commercial and industrial	$(107)	$(134)	$(308)	$(157)
Owner occupied	(1,061)	(309)	(3,158)	(1,012)
Total commercial	(1,168)	(443)	(3,466)	(1,169)
Commercial real estate:
Construction and land development	(237)	(273)	(755)	(742)
Term	(2,134)	(1,443)	(7,285)	(4,469)
Total commercial real estate	(2,371)	(1,716)	(8,040)	(5,211)
Consumer:
Home equity credit line	(24)	(18)	(97)	(51)
1-4 family residential	(3,700)	(4,204)	(11,313)	(12,045)
Construction and other consumer real estate	(106)	(230)	(324)	(445)
Total consumer loans	(3,830)	(4,452)	(11,734)	(12,541)
Total decrease to interest income[1]	$(7,369)	$(6,611)	$(23,240)	$(18,921)
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period-end) and are within 12 months or less of being modified as TDRs is as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$660	$660	$—	$660	$660
Owner occupied	—	—	—	—	511	511
Total commercial	—	660	660	—	1,171	1,171
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Consumer:
Home equity credit line	—	222	222	—	307	307
1-4 family residential	—	—	—	—	1,372	1,372
Total consumer loans	—	222	222	—	1,679	1,679
Total	$—	$882	$882	$—	$2,850	$2,850

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$107	$107	$—	$1,441	$1,441
Owner occupied	—	—	—	—	5,405	5,405
Total commercial	—	107	107	—	6,846	6,846
Commercial real estate:
Construction and land development	—	2,229	2,229	—	2,525	2,525
Term	—	—	—	—	—	—
Total commercial real estate	—	2,229	2,229	—	2,525	2,525
Consumer:
Home equity credit line			—			—
1-4 family residential	—	—	—	—	1,089	1,089
Total consumer loans	—	—	—	—	1,089	1,089
Total	$—	$2,336	$2,336	$—	$10,460	$10,460
Note: Total loans modified as TDRs during the 12 months previous to September 30, 2013 and 2012 were $178.8 million and $164.6 million, respectively.

Concentrations of Credit Risk
We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. These potential concentrations include, but are not limited to, individual borrowers, groups of borrowers, industries, geographies, collateral types, sponsors, etc. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. Our analysis as of September 30, 2013 concluded that no significant exposure exists from such credit risk concentrations. See Note 6 for a discussion of counterparty risk associated with the Company’s derivative transactions.

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

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	September 30, 2013	December 31, 2012

Commercial	$164,760	$227,414
Commercial real estate	254,507	382,068
Consumer	31,675	41,398
Outstanding balance	$450,942	$650,880

Carrying amount	$334,473	$472,040
ALLL	5,077	12,077
Carrying amount, net	$329,396	$459,963
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

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were approximately $0.1 million at September 30, 2013 and $12.2 million at December 31, 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Balance at beginning of period	$104,483	$157,040	$134,461	$184,679
Accretion	(19,941)	(25,409)	(78,994)	(69,824)
Reclassification from nonaccretable difference	7,908	9,565	31,092	25,112
Disposals and other	3,308	3,550	9,199	4,779
Balance at end of period	$95,758	$144,746	$95,758	$144,746
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

During the three and nine months ended September 30, we adjusted the ALLL for acquired loans by recording a provision for loan losses of $(2.0) million and $(9.1) million in 2013 and $(9.0) million and $(16.3) million in 2012, respectively. The provision is net of the ALLL reversals discussed subsequently. As separately discussed and in accordance with the loss sharing agreements, portions of the increases to the provision are recoverable from the FDIC and comprise part of the FDIC IA. For the three and nine months ended September 30, these adjustments, before FDIC indemnification, resulted in net recoveries of $1.9 million and $2.5 million in 2013, and $1.4 million and $8.1 million in 2012, respectively.

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

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three and nine months ended September 30, total reversals to the ALLL were $2.3 million and $13.2 million in 2013 and $8.3 million and $18.9 million in 2012, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Any related decrease to the FDIC IA is recorded through a charge to other noninterest expense. Changes that increase cash flows have been due primarily to (1) the enhanced economic status of borrowers compared to original evaluations, (2) improvements in the Southern California market where the

ZIONS BANCORPORATION AND SUBSIDIARIES

majority of these loans were originated, and (3) efforts by our credit officers and loan workout professionals to resolve problem loans.

For the three and nine months ended September 30, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $15.0 million and $62.4 million in 2013 and $17.6 million and $45.5 million in 2012, respectively, of additional interest income; and $13.0 million and $55.1 million in 2013 and $14.4 million and $35.6 million in 2012, respectively, of additional other noninterest expense due to the reduction of the FDIC IA.

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

Changes in the FDIC IA were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Balance at beginning of period	$51,297	$117,167	$90,929	$133,810
Amounts filed with the FDIC and collected or in process [1]	5,507	3,904	15,267	15,106
Net change in asset balance due to reestimation of projected cash flows [2]	(15,033)	(20,165)	(64,425)	(48,010)
Balance at end of period	$41,771	$100,906	$41,771	$100,906

[1]	The FDIC’s reimbursement process requires that submitted expenses be paid, not just incurred, to qualify for reimbursement.

[2]	Negative amounts result from the accretion of loan balances based on increases in cash flow estimates and on prepayments.

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

Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At September 30, 2013, the fair value of our derivative liabilities was $59.9 million, for which we have pledged cash collateral of approximately $48.3 million in the normal course of business. If our credit rating were downgraded by one notch at September 30, 2013, the additional amount of collateral we could be required to pledge is approximately $2 million.

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

Selected information with respect to notional amounts and recorded gross fair values at September 30, 2013 and December 31, 2012, and the related gain (loss) of derivative instruments for the three and nine months ended September 30, 2013 and 2012 is summarized as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2013			December 31, 2012
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges:
Interest rate swaps	$75,000	$411	$—	$150,000	$1,188	$—
Total derivatives designated as hedging instruments	75,000	411	—	150,000	1,188	—
Derivatives not designated as hedging instruments
Interest rate swaps	65,850	517	565	98,524	1,043	1,047
Interest rate swaps for customers [2]	2,728,601	54,640	55,110	2,607,603	79,579	82,926
Total return swap	1,159,686	—	4,239	1,159,686	—	5,127
Total derivatives not designated as hedging instruments	3,954,137	55,157	59,914	3,865,813	80,622	89,100
Total derivatives	$4,029,137	$55,568	$59,914	$4,015,813	$81,810	$89,100

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$414	$97	$—		$408	$2,479	$—
	414	97	—		408	2,479	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$796				$2,342
Total derivatives designated as hedging instruments	414	97	—	796	408	2,479	—	2,342
Derivatives not designated as hedging instruments
Interest rate swaps			765				678
Interest rate swaps for customers [2]			883				6,631
Futures contracts			2				2
Total return swap			(5,342)				(16,350)
Total derivatives not designated as hedging instruments			(3,692)				(9,039)
Total derivatives	$414	$97	$(3,692)	$796	$408	$2,479	$(9,039)	$2,342

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$84	$2,378	$—		$390	$10,871	$—
	84	2,378	—		390	10,871	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$771				2,277
Total derivatives designated as hedging instruments	84	2,378	—	771	390	10,871	—	2,277
Derivatives not designated as hedging instruments
Interest rate swaps			(174)				(302)
Interest rate swaps for customers [2]			1,331				1,917
Basis swaps			—				18
Futures contracts			(2)				(12)
Total return swap			(5,403)				(16,303)
Total derivatives not designated as hedging instruments			(4,248)				(14,682)
Total derivatives	$84	$2,378	$(4,248)	$771	$390	$10,871	$(14,682)	$2,277
Note: These tables are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).

[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
3 Amounts for the three and nine months ended September 30 of $0.1 million and $2.5 million in 2013, and $2.4 million and $10.9 million in 2012, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 7.

At September 30, the fair values of derivative assets and liabilities were reduced by net credit valuation adjustments of $2.4 million and $2.0 million in 2013, and $5.2 million and $0.1 million in 2012, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

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

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. At September 30, 2013, amounts to be reclassified were not material.

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

The fair value of the TRS derivative liability was $4.2 million at September 30, 2013 and $5.1 million at December 31, 2012.

Both the fair values of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. We are able to cancel the transaction with not longer than 90 days’ notice. Absent major changes in these projected cash flows, we expect the value of the TRS liability to continue to approximate its September 30, 2013 fair value. We expect to incur subsequent net quarterly costs of approximately $5.5 million under the TRS, including related interest rate swaps and scheduled payments of interest on the underlying CDOs, as long as the TRS remains in place for this CDO portfolio. Our estimated quarterly expense amount would be impacted by, among other things, changes in the composition of the CDO portfolio included in the transaction and changes over time in the forward London Interbank Offered Rate (“LIBOR”) rate curve. The Company’s costs are also subject to adjustment in the event of future changes in regulatory requirements applicable to DB if we do not then elect to terminate the transaction. Termination by the Company for such regulatory changes applicable to DB will result in no payment by the Company.

At September 30, 2013, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

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
Series C Preferred Stock Redemption
On September 15, 2013, we redeemed all of the outstanding $800 million par amount (799,467 shares) of our 9.5% Series C preferred stock at 100% of the $25 per depositary share redemption amount. Amounts raised from the preferred stock issuances listed subsequently were used to fund this redemption. The Federal Reserve did not object to the element of our capital plan, as of the latest modification on May 6, 2013, to redeem the entire $800 million of our Series C preferred stock subject to issuing an equivalent amount of new preferred shares.

ZIONS BANCORPORATION AND SUBSIDIARIES

The redemption reduced preferred stock by the $926 million carrying value of the Series C preferred stock, with the difference from the par amount, or $126 million, relating to the intrinsic value of the beneficial conversion feature (“BCF”) associated with the convertible subordinated debt. The BCF represented the difference on the original commitment date of the fair values of the convertible subordinated debt and the preferred stock into which the debt was convertible. The total BCF of $203 million was included in common stock when the subordinated debt was modified in June 2009 to convertible subordinated debt. The Company has “no par” common stock and all additional paid-in capital transactions such as this are recorded in common stock. Portions of the BCF had been transferred since July 2009 from common stock to preferred stock as holders of convertible subordinated debt exercised rights to convert to the Series C preferred stock. Amounts transferred became part of the carrying value of the preferred stock. The $126 million portion of the redemption was recorded as a preferred stock redemption in the statement of income for the three and nine months ended September 30, 2013.

At September 30, 2013, the remaining balance in common stock of the BCF was approximately $77 million. Although the legal right to convert continues to exist, if no further conversions occur or the convertible debt matures, the current amount of the BCF will remain in common stock. At September 30, 2013, the balance at par of the convertible subordinated debt was $457 million. The associated debt discount was $113 million at September 30, 2013.

Preferred Stock Issuances
The following series of noncumulative perpetual preferred stock were issued during the nine months ended September 30, 2013 for a total of $800 million. Net of commissions and fees, the proceeds added approximately $784 million to shareholders’ equity. The shares qualify as Tier 1 capital and liquidation preference is at $1,000 per share. The shares were registered with the SEC and issuances were in the form of depositary shares.

1.
Series J, $195 million (195,152 shares), fixed/floating rate issued August 11, 2013; dividends payable semiannually at 7.20% on the 15th day of March and September commencing March 15, 2014 to the earliest possible redemption date of September 15, 2023, interest rate then resets to an annual floating rate equal to three-month LIBOR plus 4.44%.

2.	Series A, $6 million (5,907 shares), floating rate reopened August 2, 2013; dividends payable quarterly at the greater of three-month LIBOR plus 0.52%, or 4.0%.

3.
Series I, $301 million (300,893 shares), fixed/floating rate issued May 17, 2013; dividends payable semiannually at 5.80% on the 15th day of June and December commencing December 15, 2013 to the earliest possible redemption date of June 15, 2023, interest rate then resets to an annual floating rate equal to three-month LIBOR plus 3.80% and dividends become payable quarterly.

4.
Series H, $126 million (126,221 shares), fixed rate issued May 3, 2013; dividends payable quarterly at 5.75% on the 15th day of March, June, September, and December, commencing June 15, 2013; redeemable beginning June 15, 2019.

5.
Series G, $172 million (171,827 shares), fixed/floating rate issued February 7, 2013; dividends payable quarterly at 6.30% on the 15th day of March, June, September, and December commencing June 15, 2013 to the earliest possible redemption date of March 15, 2023, interest rate then resets to an annual floating rate equal to three-month LIBOR plus 4.24%.

These preferred stock issuances, as with our existing preferred stock, are subject to federal regulations pertaining to the payment of dividends, redemptions, and other items.

ZIONS BANCORPORATION AND SUBSIDIARIES

Debt Issuances and Redemptions
During the three and nine months ended September 30, 2013 under our senior medium-term note program, we issued notes totaling $29 million and $97 million, respectively, and during the nine months ended September 30, 2013, we redeemed at maturity all of the remaining $5 million of short-term notes and $18 million of long-term notes. At September 30, 2013, the outstanding notes in this program had interest rates from 2.55% to 5.50% and maturities through November 2019.

On September 12, 2013, we issued $88 million of fixed/floating rate subordinated notes due September 15, 2028. Quarterly interest payments commence December 15, 2013 at 6.95% to the earliest possible redemption date of September 15, 2023, after which the interest rate changes to an annual floating rate equal to three-month LIBOR plus 3.89%. Net proceeds were approximately $86 million.

On June 13, 2013, we issued $300 million of 4.5% senior notes due June 13, 2023, with semiannual interest payments commencing December 13, 2013. Net proceeds were approximately $297 million.

On May 3, 2013, Zions Capital Trust B redeemed all of its 8.0% trust preferred securities, or 11.4 million shares, at 100% of their $25 per share liquidation amount for a total of $285 million. Following our tender offer announced on May 31, 2013, we repurchased on June 18, 2013 approximately $258 million of our $500 million outstanding 7.75% senior notes that were due September 23, 2014. In connection with these debt redemptions, we recorded $40.3 million of debt extinguishment cost during the nine months ended September 30, 2013 that consisted of $22.9 million of the early tender premium and $17.4 million in write-offs of unamortized debt discount and issuance costs.

Subordinated Debt Conversions
Prior to the third quarter of 2013, approximately $1.2 million of convertible subordinated debt was converted into depositary shares each representing a 1/40th interest in a share of the Company’s preferred stock. These conversions added 1,210 shares of Series C to the Company’s preferred stock.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivative instruments	Pension and post-retirement	Total
Nine Months Ended September 30, 2013

Balance at December 31, 2012	$(397,616)	$1,794	$(50,335)	$(446,157)

Other comprehensive income before reclassifications, net of tax	48,992	236	—	49,228
Amounts reclassified from AOCI, net of tax	13,909	(1,483)	—	12,426
Other comprehensive income (loss)	62,901	(1,247)	—	61,654
Balance at September 30, 2013	$(334,715)	$547	$(50,335)	$(384,503)

Nine Months Ended September 30, 2012

Balance at December 31, 2011	$(546,763)	$9,404	$(54,725)	$(592,084)

Other comprehensive income before reclassifications, net of tax	56,523	225	—	56,748
Amounts reclassified from AOCI, net of tax	7,152	(6,554)	—	598
Other comprehensive income (loss)	63,675	(6,329)	—	57,346
Balance at September 30, 2012	$(483,088)	$3,075	$(54,725)	$(534,738)

	Amounts reclassified from AOCI [1]				Statement of income (SI) Balance sheet (BS)
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2013	2012	2013	2012		Affected line item

Net realized gains on investment securities	$1,580	$3,046	$3,726	$9,285	SI	Fixed income securities gains, net
Income tax expense	604	1,165	1,425	3,417
	976	1,881	2,301	5,868

Net unrealized losses on investment securities	(9,067)	(2,736)	(22,999)	(19,912)	SI	Net impairment losses on investment securities
Income tax benefit	(3,479)	(1,046)	(8,863)	(7,616)
	(5,588)	(1,690)	(14,136)	(12,296)
Accretion of securities with noncredit-related impairment losses not expected to be sold	(496)	(315)	(1,477)	(1,196)	BS	Investment securities, held-to-maturity
Deferred income taxes	(211)	123	(597)	472	BS	Other assets
	$(5,319)	$(1)	$(13,909)	$(7,152)

Net unrealized gains on derivative instruments	$97	$2,378	$2,479	$10,871	SI	Interest and fees on loans
Income tax expense	40	957	996	4,317
	$57	$1,421	$1,483	$6,554
1 Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

Noncontrolling Interests
On June 3, 2013, we removed the entire noncontrolling interest amount of approximately $4.8 million from the Company’s balance sheet following settlement with the remaining owner.

Basel III Capital Framework
In July 2013, the Federal Reserve published final rules establishing a new capital framework for U.S. banking organizations. These new rules implement the Basel Committee’s December 2010 framework, commonly referred

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Subsequent Events
On October 31, 2013, we issued $162 million of fixed/floating rate subordinated notes due November 15, 2023. Semiannual interest payments commence May 15, 2014 at 5.65% to the earliest possible redemption date of November 15, 2018, after which they are payable quarterly at an annual floating rate equal to three-month LIBOR plus 4.19%. Net proceeds were approximately $160 million.

On November 6, 2013 we announced the commencement of separate cash tender offers to purchase up to an aggregate of $250 million par amount of our 5.5% and 6.0% convertible and nonconvertible subordinated notes. Purchase amounts for each debt instrument are according to a previously announced schedule. The offers expire at midnight ET on December 5, 2013.

8.	INCOME TAXES
The balance of net deferred tax assets was approximately $367 million at September 30, 2013 and $406 million at December 31, 2012. We evaluate net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of September 30, 2013.

On September 19, 2013, the Internal Revenue Service issued final regulations under sections 162(a) and 263(a) of the Internal Revenue Code pertaining to the treatment of amounts paid to acquire, produce or improve tangible property. We are currently analyzing how the new regulations may affect the Company’s financial statements, but we do not anticipate any material impact.

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
Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency securities; municipal securities; CDO securities; mutual funds and stock; bank-owned life insurance; private equity investments; securities sold, not yet purchased; and derivatives.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. This is done primarily for AFS and trading investment securities; bank-owned life insurance; private equity investments under the equity method of accounting; securities sold, not yet purchased; and derivatives. Fair value is used on a nonrecurring basis to measure certain assets when applying lower of cost or fair value accounting or when adjusting carrying values of certain assets or liabilities, including recognition of impairment on assets. This is done primarily for HTM securities; loans held for sale; impaired loans; other real estate owned (“OREO”); private equity investments carried at cost; goodwill; core deposit and other intangibles; other long-lived assets; and for disclosures of certain financial instruments. ASC 820 presupposes an orderly transaction and precludes the use of blockage factors or liquidity adjustments due to the quantity of securities held by an entity.
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

The Model Risk Management Group (“MRMG”) is responsible for model validation and related policies. The MRMG is separate from the SOC and is part of the Corporate Risk Management Department. The MRMG conducts model validations, including the trust preferred CDO internal model discussed subsequently, and sets policies and procedures for revalidation, which would include revalidation timing.

Utilization of Third Party Service Providers
We use third party service providers and third party model outputs to estimate fair value for certain of our AFS securities as follows:
For AFS Level 2 securities, we use a third party pricing service to provide pricing, if available, for securities in the following reporting categories: U.S. Treasury, agencies and corporations (except Federal Agricultural Mortgage Corporation (“FAMC”) securities); municipal securities; trust preferred – banks and insurance; and other (including ABS CDOs). At September 30, 2013, the fair value of AFS Level 2 securities for which we obtained pricing from the third party pricing service in these reporting categories amounted to approximately $1.9 billion of the $2.0 billion total of AFS Level 2 securities.
For AFS Level 3 securities, we use other third party service providers to provide pricing, if available, for securities in the following reporting categories: municipal securities, trust preferred – banks and insurance, trust preferred – real estate investment trusts, auction rate, and other (including ABS CDOs). At September 30, 2013, the fair value of AFS Level 3 securities for which we obtained pricing from these third party service providers in these reporting categories amounted to approximately $81 million of the $1.1 billion total of AFS Level 3 securities. In addition, the fair values for approximately $1.0 billion at September 30, 2013 of our AFS Level 3 securities, while internally modeled, include information from third party models. See “Trust preferred CDO internal model” discussed subsequently.
Fair values of the remaining AFS Level 2 and Level 3 securities not valued by pricing from third party services were determined by us using market corroborative data. At September 30, 2013, the Level 2 securities for which we use market corroborative data consisted of approximately $108 million of FAMC securities, $52 million of municipal securities, and $6 million of mutual funds and stock, while there were no Level 3 securities for which we use market corroborative data. Estimation of the fair values of the FAMC securities included the use of a standard mortgage pass-through calculator that incorporates discounted cash flows, while the municipal

ZIONS BANCORPORATION AND SUBSIDIARIES

securities included the use of a standard form discounted cash flow model with certain inputs adjusted for market conditions.
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
Trust preferred CDO internal model: A licensed third party cash flow model, which requires the Company to input its own key valuation assumptions, is used to estimate fair values of bank and insurance trust preferred CDOs. We utilize a statistical regression of quarterly regulatory ratios that we have identified as predictive of future bank failures to create a credit-specific PD for each bank issuer. Effective September 30, 2013, the regression variables and formula were updated and macro-economic variables were added. The inputs are updated quarterly to include the most recent available financial ratios and macro-economic data. This regression formula will continue to be updated periodically to utilize information that best predicted bank failures and bank holding company defaults during this credit cycle (“ratio-based approach”). Our ratio-based approach, while generally referencing trailing quarter regulatory data and ratios, seeks to incorporate the most recent available information.
Approximately 32% of the bank issuers are public companies included in a third party proprietary reduced form model. The model generates PDs using equity valuation-related inputs along with other macro and issuer-

ZIONS BANCORPORATION AND SUBSIDIARIES

specific inputs. We use the higher of the PD from the third party proprietary reduced form model and the ratio-based approach.
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
For deferring collateral, effective September 30, 2013, our ratio based approach includes a “time in deferral” variable. We have a full five years of deferral observations for the earliest issuers whose allowable 20 quarter deferral period started in 2008. Using this transition data, the model assessed higher PDs as issuers near the end of their allowable deferral period. The December 31, 2012 PD overlay model for deferrals is therefore no longer used.

The five-year PDs at September 30, 2013 ranged from 100% for the “worst” deferring banks to 2.18% for the “best” deferring banks. The weighted average assumed loss rate on deferring collateral was 66%. Had we used the December 31, 2012 PD overlay model for deferrals at September 30, 2013, the weighted average loss rate on deferring collateral would have been 55%. This loss rate is calculated as a percentage of the par amount of deferring collateral within a pool that is expected to default prior to the end of a five-year deferral period. The model includes the expectation that deferrals that do not default will pay their contractually required back interest and return to a current status at the end of five years. Estimates of expected loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level expected loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Our September 30, 2013, valuations for bank and insurance tranches utilized a discount rate range of LIBOR + 3.75% for the highest quality/most over-collateralized insurance-only tranches and LIBOR + 19.2% for the lowest credit quality tranche, which included bank collateral, in order to reflect market level assumptions for structured finance securities. For tranches that include bank collateral, the discount rate was at least LIBOR + 5.7% for the highest quality/most over-collateralized tranches. These discount rates are applied to already credit-adjusted cash flows for each tranche.
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
At September 30, 2013, the discount rates utilized for fair value purposes for tranches that include bank collateral were:
1)LIBOR + 5.7% for all first priority original AAA-rated bonds;
2)LIBOR + 5.7% to 6.7% and averaged LIBOR + 5.8% for lower priority original AAA-rated bonds;
3)LIBOR + 6.0% to 14.8% and averaged LIBOR + 9.4% for original A-rated bonds; and
4)LIBOR + 10.4% to 19.2% and averaged LIBOR + 15.7% for original BBB-rated bonds.
Accordingly, the wide difference between the effective interest rate used in the determination of the credit component of OTTI and the discount rate on the CDOs used in the determination of fair value results in the unrealized losses. The discount rate used for fair value purposes significantly exceeds the effective interest rate for the CDOs. The differences average approximately 5% for the original AAA-rated CDO tranches, 8% for the original A-rated CDO tranches, and 13% for the original BBB-rated CDO tranches. With the exception of certain of the most senior CDOs, most of the principal payments are not expected prior to the final maturity date, which is generally 2029 or later. High market discount rates and the long maturities of the CDO tranches result in full principal repayment contributing little to CDO tranche fair values.
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
Bank-Owned Life Insurance
Bank-owned life insurance is valued on a recurring basis under Level 2 according to reported cash surrender values (“CSVs”) of the insurance contracts. Nearly all CSVs are based on valuations and earnings of the underlying assets in the insurance companies’ general accounts. The underlying investments include predominantly fixed income securities consisting of investment grade corporate bonds and various types of mortgage instruments. Average duration ranges from five to eight years. Management regularly reviews investment performance, including concentrations of investments and regulatory restrictions.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	September 30, 2013
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$38,498	$1,929,039		$1,967,537
Municipal securities		51,649	$13,520	65,169
Asset-backed securities:
Trust preferred – banks and insurance			1,001,896	1,001,896
Trust preferred – real estate investment trusts			19,517	19,517
Auction rate			6,625	6,625
Other (including ABS CDOs)		2,567	13,547	16,114
Mutual funds and stock	251,382	5,649		257,031
	289,880	1,988,904	1,055,105	3,333,889
Trading account		38,278		38,278
Other noninterest-bearing investments:
Bank-owned life insurance		464,180		464,180
Private equity		4,992	77,556	82,548
Other assets:
Derivatives:
Interest rate related and other		1,067		1,067
Interest rate swaps for customers		54,640		54,640
Foreign currency exchange contracts	9,887			9,887
	9,887	55,707		65,594
	$299,767	$2,552,061	$1,132,661	$3,984,489
LIABILITIES
Securities sold, not yet purchased	$21,183			$21,183
Other liabilities:
Derivatives:
Interest rate related and other		$861		861
Interest rate swaps for customers		55,110		55,110
Foreign currency exchange contracts	8,703			8,703
Total return swap			$4,239	4,239
	8,703	55,971	4,239	68,913
Other			197	197
	$29,886	$55,971	$4,436	$90,293

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$102,982	$1,692,637		$1,795,619
Municipal securities		59,445	$16,551	75,996
Asset-backed securities:
Trust preferred – banks and insurance		121	949,271	949,392
Trust preferred – real estate investment trusts			16,403	16,403
Auction rate			6,515	6,515
Other (including ABS CDOs)		4,214	15,160	19,374
Mutual funds and stock	219,214	8,797		228,011
	322,196	1,765,214	1,003,900	3,091,310
Trading account		28,290		28,290
Other noninterest-bearing investments:
Bank-owned life insurance		455,719		455,719
Private equity		5,132	64,223	69,355
Other assets:
Derivatives:
Interest rate related and other		2,850		2,850
Interest rate swaps for customers		79,579		79,579
Foreign currency exchange contracts	4,404			4,404
	4,404	82,429		86,833
	$326,600	$2,336,784	$1,068,123	$3,731,507
LIABILITIES
Securities sold, not yet purchased	$26,735			$26,735
Other liabilities:
Derivatives:
Interest rate related and other		$1,142		1,142
Interest rate swaps for customers		82,926		82,926
Foreign currency exchange contracts	3,159			3,159
Total return swap			$5,127	5,127
	3,159	84,068	5,127	92,354
Other			124	124
	$29,894	$84,068	$5,251	$119,213

No transfers of assets and liabilities occurred among Levels 1, 2 or 3 for the three and nine months ended September 30, 2013 and 2012.

Key Model Inputs and Assumptions
Key model unobservable input assumptions used to fair value certain asset-backed securities by class under Level 3 include the following at September 30, 2013:

ZIONS BANCORPORATION AND SUBSIDIARIES

(Dollars in thousands)	Fair value at September 30, 2013		Valuation approach	Constant default rate (“CDR”)	Loss severity	Prepayment rate
Asset-backed securities:
Trust preferred – predominantly banks	$857,021		Income	Pool specific [3]	100%	Pool specific [7]
Trust preferred – predominantly insurance	273,420		Income	Pool specific [4]	100%	5% per year
Trust preferred – individual banks	23,002		Market
	1,153,443	[1]
Trust preferred – real estate investment trusts	19,518		Income	Pool specific [5]	60-100%	0% per year
Other (including ABS CDOs)	25,197	[2]	Income	Collateral specific [6]	70-100%	Collateral weighted average life

1 Includes $1,001.9 million of AFS securities and $151.5 million of HTM securities.
2 Includes $13.5 million of AFS securities and $11.7 million of HTM securities.
3 CDR ranges: yr 1 – 0.30% to 3.52%; yrs 2-5 – 0.47% to 1.05%; yrs 6 to maturity – 0.59% to 0.67%.
4 CDR ranges: yr 1 – 0.30% to 0.34%; yrs 2-5 – 0.48% to 0.58%; yrs 6 to maturity – 0.50% to 0.54%.
5 CDR ranges: yr 1 – 4.3% to 7.8%; yrs 2-3 – 5.0% to 5.5%; yrs 4-6 – 1.0%; yrs 6 to maturity – 0.50%.
6 These are predominantly ABS CDOs whose collateral is rated. CDR and loss severities are built up from the loan level and vary by collateral ratings, asset class, and vintage.
7 Constant Prepayment Rate (“CPR”) ranges: 7.50% to 21.69% annually until 2016; 2016 to maturity – 3.0% annually.
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

The following presents the percentage of total fair value of predominantly bank trust preferred CDOs by vintage year (origination date) according to original rating:

(Dollars in thousands)
	Fair value at September 30, 2013	Percentage of total fair value according to original rating			Percentage of total fair value by vintage
Vintage year
		AAA	A	BBB

2001	$36,497	3.1%	1.1%	—%	4.2%
2002	200,837	20.8	2.6	—	23.4
2003	326,412	23.2	14.9	0.1	38.2
2004	179,677	8.3	12.7	—	21.0
2005	15,816	1.1	0.7	—	1.8
2006	60,465	2.9	3.7	0.4	7.0
2007	37,317	4.4	—	—	4.4
	$857,021	63.8%	35.7%	0.5%	100.0%

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended September 30, 2013
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at June 30, 2013	$13,544	$1,030,293	$18,499	$6,554	$17,324	$75,517	$(4,829)	$(289)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	10	783	64	1	50
Dividends and other investment income						306
Fair value and nonhedge derivative loss							(5,342)
Equity securities gains, net
Fixed income securities gains, net	2	1,494			10
Net impairment losses on investment securities		(7,787)	(1,112)		(168)
Other noninterest expense								92
Other comprehensive income	64	(3,934)	2,067	70	(476)
Purchases						2,064
Sales						(249)
Redemptions and paydowns	(100)	(18,954)			(3,193)	(82)	5,932
Balance at September 30, 2013	$13,520	$1,001,895	$19,518	$6,625	$13,547	$77,556	$(4,239)	$(197)

	Level 3 Instruments
	Nine Months Ended September 30, 2013
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2012	$16,551	$949,271	$16,403	$6,515	$15,160	$64,223	(5,127)	$(124)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	31	2,395	190	2	64
Dividends and other investment income						5,455
Fair value and nonhedge derivative loss							(16,350)
Equity securities gains, net						3,739
Fixed income securities gains, net	38	3,530			54
Net impairment losses on investment securities		(21,548)	(1,282)		(168)
Other noninterest expense								(73)
Other comprehensive income	986	127,028	4,207	108	4,147
Purchases						5,905
Sales		(7,015)				(1,369)
Redemptions and paydowns	(4,086)	(51,766)			(5,710)	(397)	17,238
Balance at September 30, 2013	$13,520	$1,001,895	$19,518	$6,625	$13,547	$77,556	$(4,239)	$(197)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended September 30, 2012
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at June 30, 2012	$16,360	$926,450	$14,431	$7,166	$40,666	$65,370	$(5,337)	$(121)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	18	1,239	61	1	53
Dividends and other investment income						3,562
Fair value and nonhedge derivative loss							(5,403)
Equity securities losses, net						2,556
Fixed income securities gains, net	9	3,004			11
Net impairment losses on investment securities		(2,079)
Other noninterest expense								(7)
Other comprehensive income (loss)	136	55,962	915	(4)	2,418
Purchases						2,803
Sales						(1,126)
Redemptions and paydowns	(200)	(19,472)		(50)	(2,994)	(1,271)	5,692
Balance at September 30, 2012	$16,323	$965,104	$15,407	$7,113	$40,154	$71,894	$(5,048)	$(128)

	Level 3 Instruments
	Nine Months Ended September 30, 2012
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2011	$17,381	$929,356	$18,645	$70,020	$43,546	$62,327	$(5,422)	$(86)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	82	6,267	162	3	213
Dividends and other investment income						9,167
Fair value and nonhedge derivative loss							(16,303)
Equity securities losses, net						11,629
Fixed income securities gains, (losses), net	9	10,780		4,134	(5,762)
Net impairment losses on investment securities		(19,255)
Other noninterest expense								(42)
Other comprehensive income (loss)	(499)	89,695	(3,400)	1,331	8,301
Purchases						7,687
Sales						(6,478)
Redemptions and paydowns	(650)	(51,739)		(68,375)	(6,144)	(12,438)	16,677
Balance at September 30, 2012	$16,323	$965,104	$15,407	$7,113	$40,154	$71,894	$(5,048)	$(128)

ZIONS BANCORPORATION AND SUBSIDIARIES

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses):

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012

Dividends and other investment income (loss)	$—	$—	$(45)	$—
Fixed income securities gains, net	1,506	3,024	3,622	9,161
Equity securities gains, net	—	—	—	10,359

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In thousands)	Fair value at September 30, 2013				Fair value at December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$8,483	$8,483	$—	$—	$23,524	$23,524
Impaired loans	—	4,164	—	4,164	—	3,789	—	3,789
Private equity investments, carried at cost	—	—	8,313	8,313	—	—	13,522	13,522
Other real estate owned	—	46,700	—	46,700	—	58,954	—	58,954
	$—	$50,864	$16,796	$67,660	$—	$62,743	$37,046	$99,789

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
ASSETS
HTM securities adjusted for OTTI	$—	$(657)	$(403)	$(998)
Impaired loans	(35)	(818)	(1,463)	(3,859)
Private equity investments, carried at cost	(2,826)	(93)	(4,254)	(1,845)
Other real estate owned	(1,749)	(5,499)	(8,217)	(14,707)
	$(4,610)	$(7,067)	$(14,337)	$(21,409)

HTM securities adjusted for OTTI were fair valued according to the methodology discussed elsewhere herein. Private equity investments carried at cost were fair valued according to the methodology discussed previously under Private Equity Investments. In previous reporting periods, the disclosure of private equity investments carried at cost was included with the private equity investments under the equity method of accounting. This revised disclosure had no effect on the Company’s financial statements or results of operations in the prior year periods. The amounts of private equity investments carried at cost were $56.0 million at September 30, 2013 and $74.8 million at December 31, 2012. Additionally, the amounts of other noninterest-bearing investments carried at cost were $248.6 million at September 30, 2013 and $255.6 million at December 31, 2012, which were comprised of Federal Reserve, Federal Home Loan Bank, and Farmer Mac stock.

During the three and nine months ended September 30, we recognized net gains of $3.5 million and $9.8 million in 2013 and $5.6 million and $11.4 million in 2012, respectively, from the sale of OREO properties that had a carrying value at the time of sale of approximately $61.1 million and $126.0 million during the nine months ended

ZIONS BANCORPORATION AND SUBSIDIARIES

September 30, 2013 and 2012, respectively. Previous to their sale in these periods, we recognized impairment on these properties of $0.2 million and $0.6 million in 2013 and $3.3 million and $7.2 million in 2012, respectively.

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

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	September 30, 2013		December 31, 2012
(In thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
HTM investment securities	$777,849	$727,908	$756,909	$674,741
Loans and leases (including loans held for sale), net of allowance	37,590,017	37,402,157	37,020,811	37,024,198
Financial liabilities:
Time deposits	2,689,688	2,703,085	2,962,931	2,988,714
Foreign deposits	1,607,409	1,607,052	1,804,060	1,803,625
Other short-term borrowings	—	—	5,409	5,421
Long-term debt (less fair value hedges)	2,298,853	2,529,021	2,329,323	2,636,422
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

10.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In thousands)	September 30, 2013	December 31, 2012

Unfunded commitments to extend credit	$15,561,565	$14,277,347
Standby letters of credit:
Financial	812,493	774,427
Performance	179,108	190,029
Commercial letters of credit	62,832	91,978
Total unfunded lending commitments	$16,615,998	$15,333,781

The Company’s 2012 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At September 30, 2013, the Company had recorded approximately $8.2 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $4.7 million attributable to the RULC and $3.5 million of deferred commitment fees.

At September 30, 2013, the Parent has guaranteed $15 million of debt of affiliated trusts issuing trust preferred securities. In connection with the redemption on May 3, 2013 of all of the $285 million of Zions Capital Trust B trust preferred securities, as discussed in Note 7, the Parent canceled its guarantee for these securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

At September 30, 2013, we had unfunded commitments for private equity and other noninterest-bearing investments of $28.1 million. These obligations have no stated maturity.

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

In the third quarter of 2013, the parties to the Barlow case entered into definitive settlement agreements, which cover all of our affiliates alleged to have engaged in wrongful processing. The amount of the settlement is reflected in our accruals for legal losses as of September 30, 2013. The settlement is subject to court approval. Another overdraft case, Sadlier, et. al. v. National Bank of Arizona, brought in the Superior Court for the State of Arizona, County of Maricopa, was dismissed with prejudice in the second quarter of 2013.

In the third quarter of 2013, the District Court denied the plaintiff’s motion for class certification in the Reyes case. The plaintiff has filed a motion to appeal the District Court decision. We have elected not to oppose that motion.

Discovery has been completed in the Reyes case, but has not commenced in the Meridian Funds case.

At any given time, proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; our customers’ involvement in money-laundering, fraud, securities violations and other illicit activities or our policies and practices relating to such customer activities; and our compliance with the broad range of banking, securities and other laws and regulations applicable to us. At any given time, we may be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters. Significant investigations and similar inquiries to which we are currently subject relate to:

•
possible money laundering activities of a customer of one of our banking subsidiaries and the anti-money laundering practices of that bank (conducted by the United States Attorneys Office for the Southern District of New York); and

ZIONS BANCORPORATION AND SUBSIDIARIES

•
the practices of our subsidiary, Zions Bank; our former subsidiary, NetDeposit, LLC; and possibly other of our affiliates relating primarily to payment processing for allegedly fraudulent telemarketers (conducted by the United States Attorney’s Office for the Eastern District of Pennsylvania).

These two matters appear to be ongoing.

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

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to estimate such a range only for a limited number of matters. We currently estimate the aggregate range of reasonably possible losses for those matters to be from $0 million to approximately $60 million in excess of amounts accrued. This estimated range of reasonably possible losses is based on information currently available as of September 30, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

11.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended September 30,						Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012

Service cost	$—	$(3)	$—	$—	$8	$9	$—	$22	$—	$—	$24	$27
Interest cost	1,721	1,885	101	115	10	12	5,164	5,669	303	345	31	35
Expected return on plan assets	(3,027)	(2,827)					(9,082)	(8,481)
Amortization of prior service cost (credit)			31	31	(37)	(61)			93	93	(113)	(183)
Amortization of net actuarial (gain) loss	2,033	2,198	17	(28)	(19)	(22)	6,099	6,889	52	(85)	(56)	(65)
Net periodic benefit cost (credit)	$727	$1,253	$149	$118	$(38)	$(62)	$2,181	$4,099	$448	$353	$(114)	$(186)

As disclosed in the Company’s 2012 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

12.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of September 30, 2013, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 100 branches in Utah and 26 branches in Idaho. CB&T operates 97 branches in California. Amegy operates 84 branches in Texas. NBAZ operates 72 branches in Arizona. NSB operates 51 branches in Nevada. Vectra operates 38 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended September 30, 2013 and 2012:

(In millions)	Zions Bank		CB&T		Amegy		NBAZ		NSB
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$145.1	$165.0	$109.8	$118.0	$95.5	$91.6	$40.5	$41.9	$28.4	$30.4
Provision for loan losses	(9.5)	17.1	(3.0)	(2.8)	12.8	(18.3)	(7.3)	1.7	—	(1.2)
Net interest income after provision for loan losses	154.6	147.9	112.8	120.8	82.7	109.9	47.8	40.2	28.4	31.6
Net impairment losses on investment securities	—	(0.1)	—	—	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—	—	—
Other noninterest income	47.7	52.1	20.8	19.3	37.1	38.3	8.6	7.6	11.4	8.8
Noninterest expense	119.1	123.5	75.9	85.2	75.3	86.3	35.3	37.3	32.0	31.3
Income (loss) before income taxes	83.2	76.4	57.7	54.9	44.5	61.9	21.1	10.5	7.8	9.1
Income tax expense (benefit)	30.2	27.4	23.0	21.8	14.9	20.8	7.7	3.4	2.6	3.1
Net income (loss)	$53.0	$49.0	$34.7	$33.1	$29.6	$41.1	$13.4	$7.1	$5.2	$6.0
AVERAGE BALANCE SHEET DATA
Total assets	$18,237	$17,641	$10,869	$11,000	$13,453	$12,231	$4,624	$4,447	$4,022	$4,085
Cash and due from banks	339	359	164	168	255	259	70	70	87	83
Money market investments	3,868	2,725	1,288	1,296	2,823	2,446	444	482	883	936
Total securities	1,287	1,331	321	362	285	313	320	274	785	774
Total loans	12,271	12,566	8,328	8,332	8,981	8,073	3,600	3,402	2,158	2,156
Total deposits	15,951	15,140	9,261	9,404	11,024	9,805	3,945	3,766	3,600	3,597
Shareholder’s equity:
Preferred equity	280	444	162	184	248	330	153	198	90	180
Common equity	1,530	1,441	1,326	1,307	1,805	1,689	410	379	310	286
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,810	1,885	1,488	1,491	2,053	2,019	563	577	400	466
	Vectra		TCBW		Other		Consolidated Company
	2013	2012	2013	2012	2013	2012	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$25.8	$27.3	$7.0	$6.9	$(36.6)	$(42.9)	$415.5	$438.2
Provision for loan losses	1.8	2.2	(0.3)	(0.6)	(0.1)	—	(5.6)	(1.9)
Net interest income after provision for loan losses	24.0	25.1	7.3	7.5	(36.5)	(42.9)	421.1	440.1
Net impairment losses on investment securities	—	—	—	—	(9.1)	(2.7)	(9.1)	(2.8)
Loss on sale of investment securities to Parent	—	—	(2.7)	—	2.7	—	—	—
Other noninterest income	6.5	7.6	1.0	1.0	(1.8)	(6.7)	131.3	128.0
Noninterest expense	24.4	23.4	4.8	4.9	3.9	3.1	370.7	395.0
Income (loss) before income taxes	6.1	9.3	0.8	3.6	(48.6)	(55.4)	172.6	170.3
Income tax expense (benefit)	2.1	3.2	0.3	1.2	(19.7)	(20.2)	61.1	60.7
Net income (loss)	$4.0	$6.1	$0.5	$2.4	$(28.9)	$(35.2)	$111.5	$109.6
AVERAGE BALANCE SHEET DATA
Total assets	$2,630	$2,441	$882	$863	$798	$659	$55,515	$53,367
Cash and due from banks	48	54	19	20	(6)	(13)	976	1,000
Money market investments	127	47	121	158	(100)	(100)	9,454	7,990
Total securities	184	207	101	115	592	449	3,875	3,825
Total loans	2,195	2,046	627	556	64	68	38,224	37,199
Total deposits	2,258	2,085	743	722	(1,194)	(1,041)	45,588	43,478
Shareholder’s equity:
Preferred equity	70	70	3	2	680	357	1,686	1,765
Common equity	241	214	86	80	(518)	(637)	5,190	4,759
Noncontrolling interests	—	—	—	—	—	(3)	—	(3)
Total shareholder’s equity	311	284	89	82	162	(283)	6,876	6,521

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the nine months ended September 30, 2013 and 2012:

(In millions)	Zions Bank		CB&T		Amegy		NBAZ		NSB
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$447.4	$498.7	$347.0	$352.4	$284.9	$278.5	$122.4	$125.3	$84.4	$92.6
Provision for loan losses	(18.4)	78.0	(12.8)	(9.5)	4.7	(50.5)	(12.0)	10.7	(8.9)	(9.5)
Net interest income after provision for loan losses	465.8	420.7	359.8	361.9	280.2	329.0	134.4	114.6	93.3	102.1
Net impairment losses on investment securities	—	(0.3)	—	—	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	—	(9.2)	—	—	—	—	—	—
Other noninterest income	152.2	163.5	62.1	57.5	111.0	115.0	25.6	23.2	30.0	25.3
Noninterest expense	362.1	371.0	260.7	250.8	251.4	255.1	104.9	113.2	97.9	101.0
Income (loss) before income taxes	255.9	212.9	161.2	159.4	139.8	188.9	55.1	24.6	25.4	26.4
Income tax expense (benefit)	93.3	75.5	63.7	63.1	46.8	62.9	20.5	8.9	8.6	9.1
Net income (loss)	$162.6	$137.4	$97.5	$96.3	$93.0	$126.0	$34.6	$15.7	$16.8	$17.3
AVERAGE BALANCE SHEET DATA
Total assets	$17,609	$17,410	$10,871	$10,905	$13,122	$12,116	$4,612	$4,457	$4,046	$4,127
Cash and due from banks	347	367	168	176	283	293	70	70	85	87
Money market investments	3,113	2,507	1,284	1,175	2,563	2,357	452	569	944	960
Total securities	1,279	1,380	333	350	336	331	298	276	769	770
Total loans	12,330	12,501	8,297	8,342	8,790	8,012	3,588	3,321	2,127	2,176
Total deposits	15,314	14,887	9,267	9,246	10,707	9,625	3,919	3,732	3,606	3,597
Shareholder’s equity:
Preferred equity	280	468	162	231	250	409	171	259	114	227
Common equity	1,524	1,419	1,324	1,293	1,775	1,665	406	363	304	280
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,804	1,887	1,486	1,524	2,025	2,074	577	622	418	507
	Vectra		TCBW		Other		Consolidated Company
	2013	2012	2013	2012	2013	2012	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$76.5	$81.5	$20.3	$20.9	$(118.6)	$(147.9)	$1,264.3	$1,302.0
Provision for loan losses	(7.6)	4.6	(1.1)	0.8	(0.5)	—	(56.6)	24.6
Net interest income after provision for loan losses	84.1	76.9	21.4	20.1	(118.1)	(147.9)	1,320.9	1,277.4
Net impairment losses on investment securities	—	—	—	—	(23.4)	(20.0)	(23.4)	(20.3)
Loss on sale of investment securities to Parent	—	—	(2.7)	—	2.7	9.2	—	—
Other noninterest income	19.6	18.7	3.0	2.8	(11.6)	(20.0)	391.9	386.0
Noninterest expense	75.0	73.0	13.6	13.9	54.1	11.0	1,219.7	1,189.0
Income (loss) before income taxes	28.7	22.6	8.1	9.0	(204.5)	(189.7)	469.7	454.1
Income tax expense (benefit)	10.0	7.5	2.8	3.0	(80.9)	(66.4)	164.8	163.6
Net income (loss)	$18.7	$15.1	$5.3	$6.0	$(123.6)	$(123.3)	$304.9	$290.5
AVERAGE BALANCE SHEET DATA
Total assets	$2,541	$2,395	$866	$877	$1,019	$660	$54,686	$52,947
Cash and due from banks	50	52	19	20	(9)	(16)	1,013	1,049
Money market investments	84	49	135	168	169	(98)	8,744	7,687
Total securities	184	217	103	119	551	444	3,853	3,887
Total loans	2,142	1,991	596	556	63	68	37,933	36,967
Total deposits	2,177	2,047	727	730	(718)	(932)	44,999	42,932
Shareholder’s equity:
Preferred equity	70	70	3	10	429	309	1,479	1,983
Common equity	235	208	84	78	(557)	(600)	5,095	4,706
Noncontrolling interests	—	—	—	—	(2)	(3)	(2)	(3)
Total shareholder’s equity	305	278	87	88	(130)	(294)	6,572	6,686

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security	FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
AFS	Available-for-Sale	FDIC	Federal Deposit Insurance Corporation
ALCO	Asset/Liability Committee	FHLB	Federal Home Loan Bank
ALLL	Allowance for Loan and Lease Losses	FICO	Fair Isaac Corporation
Amegy	Amegy Corporation	FRB	Federal Reserve Board
AOCI	Accumulated Other Comprehensive Income	GAAP	Generally Accepted Accounting Principles
ASC	Accounting Standards Codification	GNMA	Government National Mortgage Association
ASU	Accounting Standards Update	HECL	Home Equity Credit Line
ATM	Automated Teller Machine	HTM	Held-to-Maturity
BCF	Beneficial Conversion Feature	IA	Indemnification Asset
bps	basis points	IFRS	International Financial Reporting Standards
CB&T	California Bank & Trust	ISDA	International Swap Dealer Association
CCAR	Comprehensive Capital Analysis and Review	LGD	Loss Given Default
CDO	Collateralized Debt Obligation	LIBOR	London Interbank Offered Rate
CDR	Constant Default Rate	Lockhart	Lockhart Funding LLC
CET1	Common Equity Tier 1	MRMG	Model Risk Management Group
CFPB	Consumer Financial Protection Bureau	MVE	Market Value of Equity
CLTV	Combined Loan-to-Value Ratio	NBAZ	National Bank of Arizona
CPR	Constant Prepayment Rate	NRSRO	Nationally Recognized Statistical Rating Organization
CRE	Commercial Real Estate	NSB	Nevada State Bank
CSV	Cash Surrender Value	OCC	Office of the Comptroller of the Currency
DB	Deutsche Bank AG	OCI	Other Comprehensive Income
DBRS	Dominion Bond Rating Service	OREO	Other Real Estate Owned
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	OTC	Over-the-Counter
DTA	Deferred Tax Asset	OTTI	Other-Than-Temporary Impairment
DTL	Deferred Tax Liability	Parent	Zions Bancorporation

ZIONS BANCORPORATION AND SUBSIDIARIES

PCI	Purchased Credit Impaired	TAG	Transaction Account Guarantee
PD	Probability of Default	TARP	Troubled Asset Relief Program
PIK	Payment in Kind	TCBO	The Commerce Bank of Oregon
REIT	Real Estate Investment Trust	TCBW	The Commerce Bank of Washington
RULC	Reserve for Unfunded Lending Commitments	TDR	Troubled Debt Restructuring
SBA	Small Business Administration	TRS	Total Return Swap
SBIC	Small Business Investment Company	Vectra	Vectra Bank Colorado
SEC	Securities and Exchange Commission	Zions Bank	Zions First National Bank
SOC	Securitization Oversight Committee	ZMSC	Zions Management Services Company

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2012 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The Company reported net earnings applicable to common shareholders of $209.7 million, or $1.12 per diluted share for the third quarter of 2013, compared to $62.3 million, or $0.34 per diluted share for the same prior year period. The following changes had a favorable impact on net earnings applicable to common shareholders:

•	$125.7 million increase in preferred stock redemption;

•	$22.2 million decrease in the provision for unfunded lending commitments;

•	$20.0 million reduction in preferred stock dividends;

•	$13.0 million decline in total interest expense; and

•	$6.1 million decrease in credit-related expense.
The impact of these items was partially offset by the following:

•	$35.6 million decline in total interest income;

•	$9.0 million increase in salaries and employee benefits;

•	$6.3 million increase in net impairment losses on investment securities;

•	$3.7 million increase in professional and legal services; and

•	$2.2 million decrease in loan sales and servicing income.
Net earnings applicable to common shareholders for the first nine months of 2013 were $353.4 million, or $1.90 per diluted share, compared to net earnings applicable to common shareholders of $143.0 million, or $0.77 per diluted share in the corresponding prior year period. The improved result reflects the following:

•	$125.7 million increase in preferred stock redemption;

•	$81.2 million reduction in the provision for loan losses;

•	$70.7 million decline in preferred stock dividends;

•	$51.4 million decrease in total interest expense; and

•	$26.1 million reduction in the provision for unfunded lending commitments.
The impact of these items was partially offset by the following:

•	$89.1 million decline in total interest income;

•	$40.3 million increase in debt extinguishment cost;

•	$22.5 million increase in other noninterest expense;

•	$20.7 million increase in salaries and employee benefits; and

•	$7.3 million increase in professional and legal services.

ZIONS BANCORPORATION AND SUBSIDIARIES

During 2009, the Company executed a subordinated debt modification and exchange transaction. The original discount on the convertible subordinated debt was $679 million and the remaining discount at September 30, 2013 was $113 million. It included the following components:

•	the fair value discount on the debt; and

•	the intrinsic value of the beneficial conversion feature which added the right of the debt holder to convert the debt into preferred stock.
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

Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of the Company’s revenue. For the third quarter of 2013, taxable-equivalent net interest income was $419.2 million, compared to $434.6 million for the second quarter of 2013, and $442.6 million for the third quarter of 2012. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.
Net interest margin in the third quarter of 2013 vs. the same prior year period
The net interest margin was 3.22% and 3.58% for the third quarters of 2013 and 2012, respectively, and 3.44% for the second quarter of 2013. The decreased net interest margin for the third quarter of 2013 compared to the same prior year period resulted primarily from:

•	lower yields on loans excluding FDIC-supported loans, and AFS investment securities; and

•	increased balance of low-yielding money market investments.
The impact of these items was partially offset by the following favorable developments:

•	lower yields on long-term debt and deposit funding; and

•	higher yields on FDIC-supported loans.
Even though the Company’s average loan portfolio, excluding FDIC-supported loans, was $1,233 million higher in the third quarter of 2013 than in the same prior year period, the average interest rate earned on those assets was 43 bps lower. This decline in interest income was primarily caused by (1) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (2) maturing loans, many of which had rate floors, being replaced with new loans at lower original coupons and/or lower floors compared to the rates at which loans were originated when spreads were higher.
The yield earned on AFS securities during the third quarter of 2013 was 71 bps lower than in the comparable prior year period. The interest rates for most of the securities in the AFS securities portfolio are based on variable rate indexes such as the 3-month LIBOR rate, which decreased between these reporting periods.
During the third quarter of 2013, most of the Company’s excess liquidity was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments increased to 18% of total interest-earning assets in the third quarter of 2013 compared to 16% in the comparable prior year period. The average rate earned by these investments remained essentially unchanged between these time periods.
Noninterest-bearing demand deposits provided the Company with low cost funding and comprised 40% of average total deposits in the third quarter of 2013 compared to 39% for the same period in 2012. Additionally, the average rate paid on interest-bearing deposits in the third quarter of 2013 decreased by 7 bps when compared to the third

ZIONS BANCORPORATION AND SUBSIDIARIES

quarter of 2012. As a practical matter, it is becoming difficult to reduce deposit costs further as those costs approach zero.
In the third quarter of 2013, the Company issued $87.9 million of new fixed/floating subordinated notes. This transaction, along with the redemptions, repurchases, and issuances of new lower cost senior debt during the second and third quarters of 2013, resulted in a net reduction of the three-month average balance of long-term debt of $98.7 million from the third quarter of 2012. Additionally, in the third quarter of 2013, the average interest rate of long-term debt was 112 bps lower than in the same prior year period. The decrease can be attributed to the lower cost of new debt issuances and the redemption of higher cost debt. Refer to the “Liquidity Risk Management” section for more information.
See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.
The spread on average interest-bearing funds was 2.89% and 3.19% for the third quarters of 2013 and 2012, respectively. The spread on average interest-bearing funds for the third quarter of 2013 was affected by the same factors that had an impact on the net interest margin.
If we assume no further changes in the mix, volume, and interest rates of interest-earning assets, we expect net interest income to decline further by a moderate amount, as the aforementioned factors, such as loan repricing, are expected to continue. Furthermore, competitive pricing pressures on loans and lower benchmark indices (such as LIBOR) have resulted in lower rates achieved on new loan production compared to those produced in the past, in part due to the current “accommodative” U.S. monetary policy, which has resulted in a significant increase in the money supply, but has not yet resulted in strong borrowing demand by qualified customers. We believe that some of our competitors may have more liberal lending policies and processes than the Company, and may offer their customers a broader array of product, pricing and structure alternatives. Nevertheless, we believe we can offset some of the pressure on the net interest margin primarily through loan growth; however, net interest income is likely to decline over the next year compared to the first nine months of 2013, and the quarterly path may exhibit some volatility.
The unamortized discount on convertible subordinated debt was $113 million as of September 30, 2013, or 25% of the $457 million of remaining outstanding convertible subordinated notes, and will be amortized to interest expense over the remaining life of the debt using the interest method. At December 31, 2012, the unamortized discount on the convertible subordinated debt was $149 million, or 33% of the $458 million of convertible subordinated notes outstanding at that time.
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
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$9,454,131	$6,175	0.26%	$7,990,243	$5,349	0.27%
Securities:
Held-to-maturity	778,268	9,283	4.73%	758,761	10,138	5.32%
Available-for-sale	3,071,039	17,182	2.22%	3,052,559	22,507	2.93%
Trading account	25,959	210	3.21%	13,691	110	3.20%
Total securities	3,875,266	26,675	2.73%	3,825,011	32,755	3.41%
Loans held for sale	131,652	1,228	3.70%	183,224	1,621	3.52%
Loans [2]:
Loans and leases	37,818,273	422,085	4.43%	36,585,753	447,061	4.86%
FDIC-supported loans	405,316	20,959	20.52%	613,710	26,648	17.27%
Total loans	38,223,589	443,044	4.60%	37,199,463	473,709	5.07%
Total interest-earning assets	51,684,638	477,122	3.66%	49,197,941	513,434	4.15%
Cash and due from banks	976,159			1,000,159
Allowance for loan losses	(810,290)			(964,676)
Goodwill	1,014,129			1,015,129
Core deposit and other intangibles	41,751			57,345
Other assets	2,608,252			3,060,914
Total assets	$55,514,639			$53,366,812
LIABILITIES
Interest-bearing deposits:
Savings and money market	$22,982,998	9,811	0.17%	$22,025,891	12,503	0.23%
Time	2,749,985	3,856	0.56%	3,162,165	5,484	0.69%
Foreign	1,675,256	839	0.20%	1,472,437	1,062	0.29%
Total interest-bearing deposits	27,408,239	14,506	0.21%	26,660,493	19,049	0.28%
Borrowed funds:
Securities sold, not yet purchased	2,853	—	—%	2,062	—	—%
Federal funds purchased and security repurchase agreements	257,891	71	0.11%	453,209	157	0.14%
Other short-term borrowings	—	—	—%	8,273	36	1.73%
Long-term debt	2,198,752	43,309	7.81%	2,297,409	51,597	8.93%
Total borrowed funds	2,459,496	43,380	7.00%	2,760,953	51,790	7.46%
Total interest-bearing liabilities	29,867,735	57,886	0.77%	29,421,446	70,839	0.96%
Noninterest-bearing deposits	18,179,584			16,817,085
Other liabilities	591,735			606,973
Total liabilities	48,639,054			46,845,504
Shareholders’ equity:
Preferred equity	1,685,512			1,765,162
Common equity	5,190,073			4,758,858
Controlling interest shareholders’ equity	6,875,585			6,524,020
Noncontrolling interests				(2,712)
Total shareholders’ equity	6,875,585			6,521,308
Total liabilities and shareholders’ equity	$55,514,639			$53,366,812
Spread on average interest-bearing funds			2.89%			3.19%
Taxable-equivalent net interest income and net yield on interest-earning assets		$419,236	3.22%		$442,595	3.58%
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$8,744,361	$17,378	0.27%	$7,687,336	$15,076	0.26%
Securities:
Held-to-maturity	758,694	28,191	4.97%	785,351	32,476	5.52%
Available-for-sale	3,065,977	54,487	2.38%	3,076,963	71,814	3.12%
Trading account	28,304	687	3.25%	24,546	596	3.24%
Total securities	3,852,975	83,365	2.89%	3,886,860	104,886	3.60%
Loans held for sale	158,920	4,216	3.55%	171,853	4,684	3.64%
Loans [2]:
Loans and leases	37,481,302	1,275,652	4.55%	36,304,366	1,355,115	4.99%
FDIC-supported loans	451,931	82,551	24.42%	662,549	74,623	15.04%
Total loans	37,933,233	1,358,203	4.79%	36,966,915	1,429,738	5.17%
Total interest-earning assets	50,689,489	1,463,162	3.86%	48,712,964	1,554,384	4.26%
Cash and due from banks	1,012,912			1,049,426
Allowance for loan losses	(843,830)			(1,006,423)
Goodwill	1,014,129			1,015,129
Core deposit and other intangibles	45,334			61,549
Other assets	2,767,719			3,114,532
Total assets	$54,685,753			$52,947,177
LIABILITIES
Interest-bearing deposits:
Savings and money market	$22,864,006	30,367	0.18%	$21,962,158	41,333	0.25%
Time	2,841,862	12,510	0.59%	3,265,070	18,177	0.74%
Foreign	1,615,971	2,414	0.20%	1,457,236	3,775	0.35%
Total interest-bearing deposits	27,321,839	45,291	0.22%	26,684,464	63,285	0.32%
Borrowed funds:
Securities sold, not yet purchased	2,483	—	—%	10,286	220	2.86%
Federal funds purchased and security repurchase agreements	277,049	222	0.11%	485,182	472	0.13%
Other short-term borrowings	1,265	19	2.01%	23,264	536	3.08%
Long-term debt	2,247,608	141,563	8.42%	2,206,597	173,969	10.53%
Total borrowed funds	2,528,405	141,804	7.50%	2,725,329	175,197	8.59%
Total interest-bearing liabilities	29,850,244	187,095	0.84%	29,409,793	238,482	1.08%
Noninterest-bearing deposits	17,676,886			16,247,937
Other liabilities	586,327			602,997
Total liabilities	48,113,457			46,260,727
Shareholders’ equity:
Preferred equity	1,479,684			1,983,054
Common equity	5,094,889			4,705,827
Controlling interest shareholders’ equity	6,574,573			6,688,881
Noncontrolling interests	(2,277)			(2,431)
Total shareholders’ equity	6,572,296			6,686,450
Total liabilities and shareholders’ equity	$54,685,753			$52,947,177
Spread on average interest-bearing funds			3.02%			3.18%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,276,067	3.37%		$1,315,902	3.61%
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

The provision for loan losses for the third quarter of 2013 was $(5.6) million compared to $(1.9) million for the same prior year period. For the first nine months of 2013 and 2012, the provision for loan losses was $(56.6) million and $24.6 million, respectively. During the past few years, the Company has experienced a significant improvement in credit quality metrics, including lower levels of criticized and classified loans and lower realized loss rates in most loan segments. However, the Company continues to exercise caution with regard to the appropriate level of the allowance for loan losses given the slow economic recovery. At September 30, 2013, classified loans, excluding FDIC-supported loans, were $1.4 billion compared to $1.8 billion at September 30, 2012.

Net loan and lease charge-offs were $9 million in the third quarter of 2013 compared to $39 million in the same prior year period. The annualized ratio of net loan and lease charge-offs to average loans declined from 0.41% in the third quarter of 2012 to 0.09% in the third quarter of 2013. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

During the third quarter of 2013, the Company recorded a $(19.9) million provision for unfunded lending commitments compared to $2.3 million for the same prior year period. For the first nine months of 2013 and 2012, the provision for unfunded lending commitments was $(22.7) million and $3.4 million, respectively. The overall decrease in the provision for unfunded lending commitments resulted primarily from refinements in the process of estimating the rate at which such commitments are likely to convert into funded balances, and from continued improvements in credit quality. The decrease was partially offset by a moderate increase in unfunded lending commitments. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as fluctuations in credit quality. The Company expects that reductions to the provision for unfunded lending commitments will decrease in future quarters.

Although classified and nonperforming loan volumes continue to be elevated when compared to long-term historical levels, most measures of credit quality continued to show improvement during the third quarter of 2013. Barring any significant economic downturn, we expect the Company’s credit costs to remain low for the next several quarters.

A significant portion of the earnings in recent periods is attributable to the reduction in the allowance for credit losses. This is primarily attributable to continued reduction in both the quantity of problem loans and the loss severity of such problem loans. Although we currently expect further reductions in the allowance based on expected improvements in credit quality, this source of earnings is not sustainable into perpetuity; furthermore, a deterioration in economic conditions within our footprint would likely result in net additions to the allowance, resulting in a significant change in profitability.

Noninterest Income
Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. For the third quarter of 2013, noninterest income was $122.2 million compared to $125.2 million for the same prior year period.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees increased by $1.3 million in the third quarter of 2013 compared to the same prior year period. See Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2012 Annual Report on Form 10-K for information regarding the reclassification of fees.

In the third quarter of 2013, other service charges, commissions and fees included approximately $9 million of debit card interchange fees. The Company’s interchange fees may be adversely affected in the future by the recent ruling of the U.S. District Court for the District of Columbia, which invalidated the Federal Reserve Board’s current regulation of debit card interchange fees.

Capital markets and foreign exchange income for the third quarter of 2013 was $1.3 million higher than in the same prior year period. The increase was mostly due to higher trading income, increased fees from assisting customers in issuing bonds, and higher foreign exchange income.

Loan sales and servicing income was $8.5 million for the third quarter of 2013, compared to $10.7 million in the same prior year period. The decrease is mostly caused by decreased income from loan sales, which was the result of higher mortgage rates, fewer originations, and the fact that the Company retained more loans in its portfolio than in the third quarter of 2012.

Fixed income securities gains were $1.6 million in the third quarter of 2013, compared to $3.0 million in the same prior year period. In both 2013 and 2012 the gains resulted from the Company collecting principal payments for CDOs that had previously been written down.

The Company recognized net impairment losses on CDO investment securities of $9.1 million and $2.7 million during the third quarters of 2013 and 2012, respectively. See “Investment Securities Portfolio” for additional information.

Other noninterest income earned in the third quarter of 2013 was $1.7 million higher than in the same prior year period. The increase is primarily due to gains related to branch deposit sales.

During the first nine months of 2013, noninterest income was $368.6 million compared to $365.7 in the corresponding prior year period. Except for the items discussed below, explanations provided previously for the quarterly changes also apply to the year-to-date fluctuations.

Other service charges, commissions, and fees for the first nine months of 2013 were $6.7 million higher than in the corresponding prior year period. The increase can be primarily attributed to higher interchange fees from both credit and debit cards, increased fees from arranging interest rates swaps for customers, and higher loan fees, partially offset by a decrease in brokered loan fees.

Capital markets and foreign exchange income for the first nine months of 2013 was $2.4 million higher than in the same prior year period. The increase was caused mostly caused by higher trading and foreign exchange income.

Dividends and other investment income consists of revenue from the Company’s bank-owned life insurance program, dividends from FHLB and Federal Reserve Bank stock, and earnings from other equity investments including Federal Agricultural Mortgage Corporation and certain alternative venture investments. For the first nine months of 2013, this income was $36.2 million compared to $42.7 million for the same period in 2012. The decrease was primarily caused by lower earnings from alternative venture investments.

Net gains from equity securities were $8.2 million and $11.9 million for the first nine months of 2013 and 2012, respectively. The gains recorded in 2013 were primarily related to unrealized gains from SBIC investments, the

ZIONS BANCORPORATION AND SUBSIDIARIES

settlement of investment funds, and sales of other investments. In 2012, such gains were primarily attributable to realized gains from SBIC investments.

Fixed income securities gains for the first nine months of 2013 were $3.7 million, compared to $9.3 million in the same prior year period. Higher gains in 2012 are attributable to the redemption of securities which had been acquired at discount from Lockhart Funding, and from principal payments received for CDOs that had previously been written down.

Other noninterest income for the first nine months of 2013 was $6.1 million higher than in the same prior year period. The increase was mostly due to gains from sales of branch deposits, fixed and other assets, and gains related to certain loans which had been purchased from a failed bank.

Noninterest Expense
Noninterest expense decreased by 6.2% to $370.7 million in the third quarter of 2013 compared to the same prior year period. The decrease was primarily caused by a lower provision for unfunded lending commitments, and lower credit-related expense, partially offset by increased salaries and employee benefits and professional and legal services expenses.

Salaries and employee benefits for the third quarter of 2013 increased by 4.1% from the same period in 2012. Most of the increase can be attributed to higher base salaries and bonuses, which were partially offset by decreased share-based compensation.

Credit-related expense includes costs incurred during the foreclosure process prior to the Company obtaining title to collateral and recording an asset in OREO, as well as other out-of-pocket costs related to the management of problem loans and other assets. During the third quarters of 2013 and 2012, credit-related expense was $7.3 million and $13.3 million, respectively. The decrease is primarily attributable to lower legal expenses and foreclosure costs, as well as a decrease in property taxes paid during loan workouts. Additionally, the levels of problem credits have decreased compared to the prior year period.

Professional and legal services were $16.5 million and $12.7 million for the third quarters of 2013 and 2012, respectively. Most of the increase can be attributed to higher consulting expenses, which were partially offset by lower legal fees. The consulting expenses were related to the Company’s upgrade of its stress testing and capital planning capabilities and processes to meet Comprehensive Capital Analysis and Review (“CCAR”) standards, and to consulting fees related to the Company’s recently announced projects to replace and/or upgrade its core loan, deposit, and accounting systems. We expect to incur similar costs in the foreseeable future.

For the first nine months of 2013, noninterest expense was $1,219.7 million compared to $1,189.0 million in the same prior year period. Except for the items discussed below, explanations provided previously for the quarterly changes also apply to the year-to-date fluctuations.

Other real estate expense incurred in the first nine months of 2013 was 81.1% lower than in the same prior year period. The decrease is mostly caused by a significant reduction in OREO properties, smaller charge-downs, and lower holding costs.

The Company incurred $40.3 million of debt extinguishment cost in the first nine months of 2013 due to the extinguishment of long-term debt discussed in Note 7 of the Notes to Consolidated Financial Statements. No such expenses were incurred in 2012.

Other noninterest expense was $220.9 million and $198.4 million for the first nine months of 2013 and 2012, respectively. The increase is primarily due to increased amortization of FDIC indemnification asset and increased travel expenses.

ZIONS BANCORPORATION AND SUBSIDIARIES

As of September 30, 2013, the Company had 10,337 full-time equivalent employees, compared to 10,347 at September 30, 2012.

Income Taxes
The Company’s income tax expense for the third quarter of 2013 was $61.1 million compared to $60.7 million for the same period in 2012. The effective income tax rates, including the effects of noncontrolling interests, were 35.4% for the third quarter of 2013 and 35.6% for the same period of 2012. The tax expense rate for the third quarter of 2013 was benefited primarily by the nontaxability of certain income items. The tax expense rate for the third quarter of 2012 was increased primarily by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock during the quarter. The year-to-date tax rates for 2013 and 2012 were similarly impacted by the above-discussed permanent items.

The Company had a net deferred tax asset (“DTA”) balance of $367 million at September 30, 2013, compared to $406 million at December 31, 2012. The decrease in the DTA resulted primarily from loan charge-offs in excess of loan loss provisions and fair value adjustments related to securities. The decrease in the deferred tax liability related to premises and equipment and FDIC-supported transactions offset some of the overall decrease in DTA. The Company did not record a valuation allowance as of September 30, 2013. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to carry back net operating losses to prior tax periods, execute tax planning strategies that are prudent and feasible, and rely on current forecasts of future taxable income, including the reversal of deferred tax liabilities (“DTLs”), which can absorb losses generated in or carried forward to a particular tax year. After evaluating all of the factors and considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed. In addition, the Company has pursued strategies that may have the effect of mitigating the future possibility of a DTA valuation allowance.

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

Average interest-earning assets were $50.7 billion for the first nine months of 2013, compared to $48.7 billion for the same prior year period. Average interest-earning assets as a percentage of total average assets for the first nine months of 2013 was 92.7%, compared to 92.0% for the same prior year period.

Average total loans were $37.9 billion and $37.0 billion for the first nine months of 2013 and 2012, respectively. The ratio of average loans as a percentage of total average assets for the first nine months of 2013 was 69.4%, compared to 69.8% in the corresponding prior year period.

Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, increased by 13.8% to $8.7 billion for the first nine months of 2013 compared to $7.7 billion in the same period of 2012. Average securities decreased by 0.9% compared to the first nine months of 2012. Increased deposits combined with moderate loan growth resulted in higher balances of excess cash available for money

ZIONS BANCORPORATION AND SUBSIDIARIES

market investments. Average total deposits increased by 4.8% while average total loans increased 2.6% for the first nine months of 2013 when compared to the same prior year period.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	September 30, 2013			December 31, 2012
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$558	$558	$565	$525	$525	$537
Asset-backed securities:
Trust preferred securities – banks and insurance	255	201	151	255	213	126
Other	21	19	12	22	19	12
	834	778	728	802	757	675
Available-for-sale
U.S. Treasury securities	40	40	40	104	105	105
U.S. Government agencies and corporations:
Agency securities	440	442	442	109	113	113
Agency guaranteed mortgage-backed securities	309	320	320	407	425	425
Small Business Administration loan-backed securities	1,139	1,165	1,165	1,124	1,153	1,153
Municipal securities	65	65	65	75	76	76
Asset-backed securities:
Trust preferred securities – banks and insurance	1,522	1,002	1,002	1,596	949	949
Trust preferred securities – real estate investment trusts	39	20	20	41	16	16
Auction rate securities	7	7	7	7	7	7
Other	18	16	16	26	19	19
	3,579	3,077	3,077	3,489	2,863	2,863
Mutual funds and other	263	257	257	228	228	228
	3,842	3,334	3,334	3,717	3,091	3,091
Total	$4,676	$4,112	$4,062	$4,519	$3,848	$3,766

The amortized cost of investment securities on September 30, 2013 increased by 3.5% from the balances at December 31, 2012. The increase was primarily due to the purchase of Export-Import Bank securities in the first nine months of 2013 that are categorized as agency securities.

As of September 30, 2013 8.7% of the $3.3 billion fair value of the available-for-sale (“AFS”) securities portfolio was valued at Level 1, 59.7% was valued at Level 2, and 31.6% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. At December 31, 2012, 10.4% of the $3.1 billion fair value of the AFS securities portfolio was valued at Level 1, 57.1% was valued at Level 2, and 32.5% was valued at Level 3. See Note 9 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

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

The amortized cost of AFS investment securities valued at Level 3 was $1,598 million at September 30, 2013 and the fair value of these securities was $1,055 million. The securities valued at Level 3 were comprised of ABS CDOs, primarily bank and insurance company trust preferred CDOs and REITs, and municipal securities. For these Level 3 securities, the net pretax unrealized loss recognized in OCI at September 30, 2013 was $543 million. As of

ZIONS BANCORPORATION AND SUBSIDIARIES

September 30, 2013, we believe that we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 AFS securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

The following schedule presents the Company’s CDOs according to performing tranches without credit impairment, and nonperforming tranches. These CDOs are the majority of our asset-backed securities and consist of both HTM and AFS securities.

CDOs BY PERFORMANCE STATUS

	September 30, 2013
					Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value			September 30, 2013	June 30, 2013	Change
Performing CDOs
Predominantly bank CDOs	25	$745	$670	$532	$(138)	5.8%	71%	71%	—%
Insurance-only CDOs	22	437	434	327	(107)	8.0%	75%	75%	—%
Other CDOs	4	44	34	33	(1)	10.5%	75%	73%	2%
Total performing CDOs	51	1,226	1,138	892	(246)	6.8%	73%	73%	—%
Nonperforming CDOs [3]
Credit impairment prior to last 12 months	13	233	172	98	(74)	10.1%	42%	40%	2%
Credit impairment during last 12 months	46	891	519	242	(277)	9.6%	27%	29%	(2)%
Total nonperforming CDOs	59	1,124	691	340	(351)	9.7%	30%	31%	(1)%
Total CDOs	110	$2,350	$1,829	$1,232	$(597)	8.2%	52%	53%	(1)%
	June 30, 2013
(Amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	25	$753	$677	$537	$(140)	5.7%	71%
Insurance-only CDOs	22	446	442	335	(107)	7.9%	75%
Other CDOs	6	51	40	37	(3)	9.7%	73%
Total performing CDOs	53	1,250	1,159	909	(250)	6.7%	73%
Nonperforming CDOs [3]
Credit impairment prior to last 12 months	14	272	197	108	(89)	10.1%	40%
Credit impairment during last 12 months	44	849	501	245	(256)	9.5%	29%
Total nonperforming CDOs	58	1,121	698	353	(345)	9.7%	31%
Total CDOs	111	$2,371	$1,857	$1,262	$(595)	8.1%	53%
1 Amounts presented are pretax.
2 Margin over related LIBOR index.
3 Defined as either deferring current interest (“PIKing”) or OTTI; the majority are predominantly bank CDOs.

ZIONS BANCORPORATION AND SUBSIDIARIES

Valuation Sensitivity of Level 3 Bank and Insurance CDOs
For the third quarter of 2013, the average annual prepayment rate assumption for pools, which includes both large and small banks, is 13% for each year through 2015, followed by an annual prepayment rate assumption of 3% thereafter. For pools with small banks, we reduced our assumed prepayment from a 9% annual prepayment rate for each year through 2015 to a 7.5% annual prepayment rate for each year through 2015. We maintained the assumption that after 2015, small bank collateral would prepay at an annual rate of 3%.

The reduction in the prepayment rate assumption, combined with an increase in credit spreads consistent with market data, were the primary drivers of fair value declines in bank and insurance CDO securities for the third quarter of 2013. Increased credit spreads, combined with reduced near term prepayment assumptions for small banks, more than offset what would otherwise have been a fair value increase from positive collateral changes, including those from deferral reperformance. Adoption of new ratios and factors in the internal ratio based PD model while immaterial to fair value was the source of $7 million of the OTTI recognized this quarter. The following schedule attributes the fair value decline and impairment in the bank and insurance portions of the CDO portfolio this quarter.

BANK AND INSURANCE CDO FAIR VALUE CHANGE ATTRIBUTION

	Three Months Ended September 30, 2013
(In millions)	Fair value change	OTTI

LIBOR change	$3	$—
Collateral change	17	—
CPR change	(7)	—
Discount margin change	(22)	—
New model PDs	(4)	(7)
	$(13)	$(7)

Refer to the Company’s 2012 Annual Report on Form 10-K for assumption changes made during 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule sets forth the sensitivity of the current internally modeled CDOs’ fair values to changes in the most significant assumptions utilized in the model.

SENSITIVITY OF INTERNAL MODEL

(Amounts in millions)
		Held-to-maturity			Available-for-sale
Fair value at September 30, 2013		$152			$974
		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				6.2%			25.4%
Projected loss percentage from currently performing collateral
1-year		0.2%		6.4%	0.2%		25.6%
years 2-5		1.7%		8.1%	1.2%		26.8%
years 6-30		11.1%		19.2%	9.7%		36.5%
Discount rate [3]
Weighted average spread over LIBOR		765	bp		776	bp
Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.8)			$(8.9)
	50%	(1.6)			(17.5)
	100%	(3.3)			(34.5)
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(7.0)			$(64.1)
	50%	(7.9)			(71.7)
	100%	(9.7)			(86.9)
Increase (decrease) in fair value due to increase in discount rate	+100 bp	$(12.0)			$(61.8)
	+ 200 bp	(22.7)			(116.6)
Increase (decrease) in fair value due to increase in Forward LIBOR Curve	+ 100 bp	$6.6			$32.1
Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$3.5			$20.1
increase in prepayment assumption[6]	+2%	7.0			39.1
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
4 Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30-year losses of 42.0% = 36.5%+50%(0.2%+1.1%+9.7%) and 47.5% = 36.5%+100%(0.2%+1.1%+9.7%), respectively.
5 Prepayment rate for small banks increased to 8.5% per year for the first 2.25 years and to 4% per year thereafter through maturity.

[6]	Prepayment rate for small banks increased to 9.5% per year for the first 2.25 years and to 5% per year thereafter through maturity.

ZIONS BANCORPORATION AND SUBSIDIARIES

As shown in the following schedule, 34 CDO securities, representing 51% of the CDO portfolio’s fair value at September 30, 2013, were upgraded by one or more NRSROs during the first nine months of 2013. The mean upgrade of those securities upgraded was 4 notches and the maximum upgrade was 8 notches. These upgrades were attributed to improvements in over-collateralization ratios and deleveraging. Five securities issued from two CDOs were downgraded during the first nine months of 2013 due to default.

BANK AND INSURANCE TRUST PREFERRED CDOs

	Nine Months Ended September 30, 2013
(In millions)	No. of securities	Par amount	Amortized cost	Fair value
Rating changes [1]
Upgrade	34	$898	$794	$575
No change	61	1,229	942	549
Downgrade	5	99	16	6
	100	$2,226	$1,752	$1,130
1 By any rating agency (S&P, Fitch, Moody’s)

Bank Collateral Deferral Experience
The Company’s loss and recovery experience as of September 30, 2013 (and our Level 3 modeling assumption) is essentially a 100% loss on defaults of bank collateral in CDOs, although we have, to date, received several, generally small, recoveries on defaults. Our experience, through the financial crisis until the end of the third quarter of 2013, with deferring bank collateral has been that 52% has defaulted, approximately 27% has resumed paying interest, and approximately 21% remains within the allowable deferral period. This 21% is comprised of 158 deferring bank holding companies. Events in late 2012 led the Company to increase its loss assumptions on these remaining deferrals, whose weighted average time in deferral is now 11 quarters. We further increased our loss assumptions in the third quarter of 2013 after observing that deferrals continued past the allowable 20 quarters without resolution. We expect that future losses on these deferrals may result from actions other than bank failures – primarily bankruptcies, debt restructurings and defaults triggered by failure to pay deferred interest by the end of the allowable deferral period.

As noted, a significant number of previous deferrals have resumed interest payments; 107 issuing banks, with collateral aggregating to 27% of all deferrals and 56% of all surviving deferrals, have either come current and resumed interest payments on their trust preferred securities or have announced that they intend to do so at the next payment date. Banks may come current on their trust preferred securities for one or more quarters and then re-defer. Re-deferral is occurring in nine of the 107 banks which resumed payment after their initial election to defer. Further information on the Company’s valuation process is detailed in Note 9 of the Notes to Consolidated Financial Statements.

The following schedules provide additional information on the below-investment-grade rated bank and insurance trust preferred CDOs’ portion of the AFS and HTM securities portfolios. The schedules reflect data and assumptions that are included in the calculations of fair value and OTTI. The schedules utilize the lowest rating assigned by any rating agency to identify those securities below investment grade. The schedules segment the securities by whether or not they have been determined to have OTTI, and by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses. The best and worst pool-level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and the number of currently performing issuers noted in the Pool Level Performance and Projections for Below-Investment-Grade Rated Bank and Insurance Trust Preferred CDOs schedule are from the same security. The remaining statistics may not be from the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

BANK AND INSURANCE TRUST PREFERRED CDO VALUES CURRENTLY RATED BELOW-INVESTMENT-GRADE (SORTED BY WHETHER OTTI HAS BEEN TAKEN AND BY ORIGINAL RATINGS)
As of September 30, 2013

			Total				Credit loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized loss	Current year	Life-to- date	Life-to- date
Original ratings of securities, no OTTI recognized:
Original AAA	22	32.4%	$684	$629	$480	$(149)	$—	$—	$(72)
Original A	15	15.9%	336	336	199	(137)	—	—	—
Original BBB	5	2.2%	46	46	22	(24)	—	—	—
Total Non-OTTI		50.5%	1,066	1,011	701	(310)	—	—	(72)
Original ratings of securities, OTTI recognized:
Original AAA	1	2.4%	50	43	26	(17)	—	(5)	(2)
Original A	46	43.9%	927	599	296	(303)	(21)	(331)	—
Original BBB	6	3.2%	67	6	5	(1)	(1)	(61)	—
Total OTTI		49.5%	1,044	648	327	(321)	(22)	(397)	(2)
Total noninvestment grade bank and insurance CDOs		100.0%	$2,110	$1,659	$1,028	$(631)	$(22)	$(397)	$(74)

	Average amount of each security held [2]
(In millions)	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)
Original ratings of securities, no OTTI recognized:
Original AAA	$30	$27	$21	$(6)
Original A	15	15	9	(6)
Original BBB	9	9	4	(5)
Original ratings of securities, OTTI recognized:
Original AAA	50	43	26	(17)
Original A	17	11	5	(6)
Original BBB	11	1	1	—

[1]	Valuation losses relate to securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.

[2]	The Company may have more than one holding of the same security.

ZIONS BANCORPORATION AND SUBSIDIARIES

POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOs
As of September 30, 2013

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing[1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as a % of performing collateral [4]	Collateral- ization %[5]	Present value of expected cash flows discounted at effective rate as a % of par[6]	Lifetime additional projected loss from performing collateral [7]
Original Ratings of Securities, Non-OTTI:
Original AAA
Best	BB	21	19	2.6%	3.0%	65.5%	620.1%	100%	—
Weighted average				17.3	8.7	42.0	242.6	100	10.2%
Worst	CC	30	14	28.7	18.1	10.4	147.0	100	15.3
Original A
Best	B	31	31	—	—	28.4	307.2	100	11.6
Weighted average				1.5	5.0	20.9	156.2	100	12.5
Worst	CCC	6	5	4.0	9.3	12.2	133.3	100	13.9
Original BBB
Best	CCC	31	31	—	—	19.7	352.2	100	11.6
Weighted average				1.3	3.9	12.2	266.0	100	12.8
Worst	CC	21	18	4.0	9.3	5.5	181.6	100	13.9
Original Ratings of Securities, OTTI:
Original AAA
Single	CCC	42	27	22.5	10.2	30.8	224.3	100	10.1
Original A
Best	CC	25	23	—	—	1.6	106.8	100	—
Weighted average				11.9	8.8	(17.7)	63.0	69	12.0
Worst	C	3	—	33.3	23.6	(84.7)	15.0	25	16.0
Original BBB
Best	C	39	33	6.3	4.7	(5.9)	41.1	54	7.9
Weighted average				14.9	9.3	(18.0)	(134.2)	30	11.4
Worst	C	18	9	22.5	13.4	(63.4)	(317.4)	11	12.9

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.
2 Collateral is identified as defaulted when a regulator closes an issuing bank.
3 Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
4 Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption ranging from 2.18% to 100%, dependent on credit for each deferring piece of collateral. “Subordination” in the schedule includes the effects of seniority level within the CDOs’ liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral.
5 Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer specific loss assumption ranging from 2.18% to 100%, dependent on credit for each deferring piece of collateral. “Collateralization” in the schedule identifies the portion of a CDO tranche that is backed by nondefaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is senior to our security’s priority level. The denominator is the par amount of the tranche. Par is defined as the original par less any principal paydowns.
6 For OTTI securities, this statistic approximates the extent of OTTI credit losses taken.
7 This is the same statistic presented in the preceding sensitivity schedule and incorporated in the fair value and OTTI calculations. The statistic is the sum of incremental projected loss percentages from currently paying collateral for year one, years two through five and years six through thirty.

ZIONS BANCORPORATION AND SUBSIDIARIES

Deferral recoveries and rerouting of interest collections to pay down principal of the most senior liabilities have generally increased collateralization and subordination levels for a significant portion of the bank and insurance CDO securities. In particular, all securities not identified as having OTTI had collateralization above 100% and positive subordination at September 30, 2013.
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

We review the relevant facts and circumstances each quarter to assess our intentions regarding any potential sales of securities, as well as the likelihood that we would be required to sell prior to recovery of amortized cost. To date, for each security whose fair value is below amortized cost, we have determined that we do not intend to sell the security, and that it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis. We then evaluate the difference between the fair value and the amortized cost of each security and identify if any of the difference is due to credit. The credit component of the difference is recognized by writing down the amortized cost of each security found to have OTTI.

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

During the third quarter of 2013, the Company recognized credit-related net impairment losses on CDOs of $9.1 million, compared to $2.7 million in the same prior year period. Adoption of new ratios and factors in the internal ratio based PD model was the source of $7.2 million of the OTTI recognized this quarter.

During the first nine months of 2013 and 2012, the Company recognized credit-related net impairment losses on CDOs of $23.4 million and $20.3 million, respectively.

Exposure to State and Local Governments
The Company provides multiple products and services to state and local governments (referred together as “municipalities”), including services for deposits, loans and investment banking, and the Company invests in securities issued by the municipalities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule summarizes the Company’s exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	September 30, 2013	December 31, 2012

Loans and leases	$449	$494
Held-to-maturity – municipal securities	558	525
Available-for-sale – municipal securities	65	75
Available-for-sale – auction rate securities	7	7
Trading account – municipal securities	27	21
Unused commitments to extend credit	16	40
Total direct exposure to municipalities	$1,122	$1,162

Company policy requires that extensions of credit to municipalities be subjected to specific underwriting standards. At September 30, 2013, two municipalities had $10 million of loans that were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 92% of the outstanding credits were originated by Zions Bank, Vectra, CB&T, and Amegy. See Note 5 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
All municipal securities are reviewed quarterly for OTTI; see Note 4 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local governmental entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 85% are rated by major credit rating agencies and were rated investment grade as of September 30, 2013. Municipal securities in the trading account are held for resale to customers. The Company also underwrites municipal bonds and sells most of them to third party investors.
European Exposure
The Company is monitoring global economic conditions and is aware of concerns over the creditworthiness of the governments of Portugal, Ireland, Italy, Greece, and Spain. The Company has not granted loans to and does not own securities issued by these governments, and does not have any material exposure to companies or individuals in those countries.
In the normal course of business, the Company may enter into transactions with subsidiaries of companies and financial institutions headquartered in Portugal, Ireland, Italy, Greece, or Spain. Such transactions may include deposits, loans, letters of credit, and derivatives, as well as foreign currency exchange agreements. As of September 30, 2013, these transactions did not present any material direct or indirect risk exposure to the Company. Among the derivative transactions, the Company has a TRS agreement with Deutsche Bank AG (“DB”) with regard to certain bank and insurance trust preferred CDOs. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding the TRS. If DB were unable to perform under the TRS, the agreement would terminate at little or no cost to Zions. A cancellation would have an immaterial impact on the balance sheet, and the Company would save approximately $5.4 million in fees quarterly. However, if the TRS were canceled, the Company would lose the potential future risk mitigation benefits of the TRS, and regulatory risk weighted assets would increase by approximately $3 billion, which would reduce regulatory risk-based capital ratios by approximately 5%-6%, e.g., a risk based ratio of 10.0% would decline to approximately 9.5%-9.4%.
Loan Portfolio
As displayed in the following schedule, commercial and industrial loans were the largest category and constituted 31.1% of the Company’s loan portfolio at September 30, 2013. Construction and land development loans were 5.9% and 5.1% of total loans at September 30, 2013 and December 31, 2012, respectively. Construction and land development loans have declined significantly from a prerecession level of 20.1% of total loans at the end of 2007.

ZIONS BANCORPORATION AND SUBSIDIARIES

LOAN PORTFOLIO DIVERSIFICATION

	September 30, 2013		December 31, 2012
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$11,904	31.1%	$11,257	29.9%
Leasing	375	1.0%	423	1.1%
Owner occupied	7,379	19.3%	7,589	20.1%
Municipal	449	1.2%	494	1.3%
Total commercial	20,107		19,763
Commercial real estate:
Construction and land development	2,240	5.9%	1,939	5.1%
Term	7,929	20.7%	8,063	21.4%
Total commercial real estate	10,169		10,002
Consumer:
Home equity credit line	2,124	5.5%	2,178	5.8%
1-4 family residential	4,637	12.1%	4,350	11.6%
Construction and other consumer real estate	321	0.8%	321	0.9%
Bankcard and other revolving plans	332	0.9%	307	0.8%
Other	208	0.5%	216	0.6%
Total consumer	7,622		7,372
FDIC-supported loans [1]	375	1.0%	528	1.4%
Total net loans	$38,273	100.0%	$37,665	100.0%
1 FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.

Most of the loan portfolio growth during the first nine months of 2013 occurred in commercial and industrial, construction and land development, and 1-4 family residential loans. The impact of these increases was partially offset by declines in commercial owner occupied, term loans, and home equity credit lines. The loan portfolio increased primarily at Amegy, NSB, and CB&T, while balances declined at Zions Bank.

Commercial and industrial, construction and land development, and 1-4 family residential consumer loan volumes grew due to increased customer demand. Commercial owner occupied balances declined mainly due to the run-off in the Zions Bank National Real Estate loan portfolio. We expect construction and land development and commercial and industrial loans to grow at a moderate rate for the next several quarters. During the third quarter of 2013, unfunded lending commitments increased to $16.6 billion at September 30, 2013 from the $16.1 billion at June 30, 2013. The balance of FDIC-supported loans will continue to decline primarily due to paydowns and payoffs.
Other Noninterest-Bearing Investments
The following schedule sets forth the Company’s other noninterest-bearing investments:

(In millions)	September 30, 2013	December 31, 2012

Bank-owned life insurance	$464	$456
Federal Home Loan Bank stock	105	109
Federal Reserve stock	121	123
SBIC investments	57	46
Non-SBIC investment funds and other	99	107
Trust preferred securities	5	14
	$851	$855

ZIONS BANCORPORATION AND SUBSIDIARIES

Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first nine months of 2013 increased by 4.8%, compared to the same prior year period, with average interest-bearing deposits increasing by 2.4% and average noninterest-bearing deposits increasing 8.8%. The increase in noninterest-bearing deposits was largely driven by increased deposits from business customers. The average interest rate paid for interest bearing deposits was 10 bps lower during the first nine months of 2013 than in the comparable prior-year period.

Core deposits at September 30, 2013, which exclude time deposits larger than $100,000 and brokered deposits, decreased by 0.73%, or $324 million, from December 31, 2012 and increased 5.09% or $2,144 million from September 30, 2012. The reduction from December 31, 2012 was mostly due to decreases at the Company’s Cayman Islands Branch, Internet banking, and other accounts, partially offset by higher deposits from noninterest- bearing deposits from business customers. The increase from September 30, 2012 was primarily caused by noninterest-bearing demand deposits from business customers, as well as interest bearing deposits from both business and personal customers. Demand, savings and money market deposits comprised 90.6% of total deposits at September 30, 2013, compared to 89.7% at December 31. 2012 and 89.7% at September 30, 2012.

During the first nine months of 2013 and throughout 2012, the Company maintained a low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At September 30, 2013, total deposits included $28 million of brokered deposits compared to $37 million at December 31, 2012 and $41 million at September 30, 2012.

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
Credit risk associated with counterparties to off-balance sheet credit instruments is generally limited to the hedging of interest rate risk through the use of swaps and futures. Our subsidiary banks that engage in this activity have ISDA agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between our subsidiaries and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. Some of the counterparties are domiciled in Europe; however, the Company’s maximum exposure that is not cash collateralized to any single counterparty was not material as of September 30, 2013.
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
The credit quality of the Company’s loan portfolio improved during 2012 and continued to do so during the first nine months of 2013. Nonperforming lending-related assets decreased by 27.9% and 35.8% from December 31, 2012 and September 30, 2012, respectively. Gross charge-offs for the third quarter of 2013 declined to $23 million from $59 million in the third quarter of 2012. Net charge-offs decreased to $9 million during the third quarter of 2013 from $39 million in the same prior year period.
A more comprehensive discussion of our credit risk management is contained in the Company’s 2012 Annual Report on Form 10-K.

FDIC-Supported Loans
The Company’s loan portfolio includes loans that were acquired from failed banks in 2009: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets and 95% of the credit losses in excess of those amounts. The Company does not expect total losses to exceed this higher threshold because acquired loans have performed better than originally expected. These loss sharing agreements expire on March 31, 2014 for the Alliance Bank, June 30, 2014 for the Vineyard Bank, and September 30, 2014 for the Great Basin Bank for most loans except for residential mortgage loans; for residential mortgage loans the loss sharing agreements generally extend for another five years after these dates. FDIC-supported loans represented 1.0 % of Company’s total loan portfolio at September 30, 2013 compared to 1.4% at December 31, 2012, and 1.6% at September 30, 2012. Interest income earned from the FDIC-supported loans was $15.0 million and $17.6 million in the third quarters of 2013 and 2012, respectively. We expect interest income from the FDIC-supported portfolio to continue to decrease in future quarters as the loans mature. See Note 5 of the Notes to Consolidated Financial Statements for additional information about the expiration of the loss sharing agreements and valuation of these purchased loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

NET LOSSES COVERED BY FDIC LOSS SHARING AGREEMENT

	Inception through September 30, 2013
(In millions)	Total actual net losses	Threshold

Alliance Bank	$168	$275
Vineyard Bank	199	465
Great Basin Bank	11	40
	$378	$780
Government Agency Guaranteed Loans
The Company participates in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of September 30, 2013, the principal balance of these loans was $571 million, and the guaranteed portion was approximately $430 million. Most of these loans were guaranteed by the Small Business Administration.

The following schedule presents the composition of government agency guaranteed loans, excluding FDIC-supported loans:
GOVERNMENT GUARANTEES

(Amounts in millions)	September 30, 2013	Percent guaranteed	December 31, 2012	Percent guaranteed

Commercial	$550	75%	$567	74%
Commercial real estate	17	76%	20	76%
Consumer	4	100%	3	100%
Total loans excluding FDIC-supported loans	$571	75%	$590	75%

Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	September 30, 2013		December 31, 2012
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,718	13.5%	$2,782	14.1%
Manufacturing	2,255	11.2%	1,999	10.1%
Mining, quarrying and oil and gas extraction	2,080	10.3%	1,992	10.1%
Retail trade	1,683	8.4%	1,661	8.4%
Wholesale trade	1,450	7.2%	1,521	7.7%
Healthcare and social assistance	1,220	6.1%	1,205	6.1%
Finance and insurance	1,096	5.5%	1,093	5.5%
Transportation and warehousing	1,023	5.1%	1,001	5.1%
Professional, scientific and technical services	916	4.6%	968	4.9%
Construction	915	4.5%	1,016	5.1%
Accommodation and food services	767	3.8%	786	4.0%
Other [1]	3,984	19.8%	3,739	18.9%
Total	$20,107	100.0%	$19,763	100.0%
1 No other industry group exceeds 5%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan Type	As of Date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Washing-ton	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	9/30/2013	$1,159	$631	$2,049	$572	$467	$982	$1,091	$202	$776	$7,929	78.0%
% of loan type		14.6%	8.0%	25.8%	7.2%	5.9%	12.4%	13.8%	2.5%	9.8%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2013	0.1%	0.2%	0.2%	0.5%	0.1%	0.1%	0.2%	1.9%	0.3%	0.2%
	12/31/2012	0.2%	0.1%	0.1%	0.2%	—	0.1%	0.2%	1.3%	1.6%	0.3%
≥ 90 days	9/30/2013	0.1%	0.7%	0.2%	0.2%	—	0.3%	0.1%	—	1.1%	0.3%
	12/31/2012	0.3%	1.3%	0.5%	0.8%	0.7%	0.5%	0.1%	—	2.1%	0.7%
Accruing loans past due 90 days or more	9/30/2013	$1	$—	$1	$—	$—	$—	$—	$—	$—	$2
	12/31/2012	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2013	3	6	12	2	5	7	4	2	19	60
	12/31/2012	10	9	19	14	11	8	4	3	47	125
Residential construction and land development
Balance outstanding	9/30/2013	$63	$44	$233	$1	$40	$225	$96	$2	$19	$723	7.1%
% of loan type		8.7%	6.1%	32.4%	0.1%	5.5%	31.1%	13.3%	0.3%	2.5%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2013	—	—	—	—	0.3%	0.2%	0.4%	—	—	0.1%
	12/31/2012	0.6%	1.0%	0.4%	10.7%	4.9%	7.9%	0.2%	—	—	3.1%
≥ 90 days	9/30/2013	0.6%	—	0.1%	—	—	4.8%	—	—	—	1.6%
	12/31/2012	0.7%	—	0.2%	—	0.5%	6.7%	—	—	—	2.4%
Accruing loans past due 90 days or more	9/30/2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2012	—	—	—	—	—	1	—	—	—	1
Nonaccrual loans	9/30/2013	2	—	—	—	—	22	—	—	—	24
	12/31/2012	6	—	—	—	—	29	4	—	—	39
Commercial construction and land development
Balance outstanding	9/30/2013	$100	$69	$253	$103	$121	$428	$319	$36	$88	$1,517	14.9%
% of loan type		6.6%	4.5%	16.7%	6.8%	8.0%	28.2%	21.0%	2.4%	5.8%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2013	0.2%	—	0.1%	16.7%	0.2%	0.6%	—	—	—	1.4%
	12/31/2012	2.4%	—	—	27.9%	0.4%	2.0%	2.3%	—	7.3%	3.1%
≥ 90 days	9/30/2013	—	1.0%	—	—	—	0.9%	—	6.2%	—	0.5%
	12/31/2012	—	2.6%	0.1%	0.2%	—	4.0%	—	—	—	1.6%
Accruing loans past due 90 days or more	9/30/2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2012	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2013	—	1	—	19	—	6	13	2	—	41
	12/31/2012	—	1	—	22	—	29	14	3	—	69
Total construction and land development	9/30/2013	$163	$113	$486	$104	$161	$653	$415	$38	$107	$2,240
Total commercial real estate	9/30/2013	$1,322	$744	$2,535	$676	$628	$1,635	$1,506	$240	$883	$10,169	100.0%
1No other geography exceeds $110 million for all three loan types.
2Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 16% of the CRE term loans consist of “mini-perm” loans as of September 30, 2013. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to five years. The remaining 84% of CRE loans are term loans with initial maturities generally of 15 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include, for example, criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.

Approximately 21% of the commercial construction and land development portfolio at September 30, 2013 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected economics of the project are primary in the underwriting, because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial preleasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20.

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

Interest reserves are generally established as a loan disbursement budget item for real estate construction or development loans. We generally require borrowers to put their equity into the project prior to loan disbursements on these loans. This enables the bank to ensure the availability of equity to complete the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If, at any time during the life of the credit, the project is determined not to be viable (including the adequacy of the remaining interest reserves), the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed necessary. At September 30, 2013 and 2012, Zions’ affiliates had 569 and 482 loans with an outstanding balance of $680 million and $514 million where available interest reserves amounted to $102

ZIONS BANCORPORATION AND SUBSIDIARIES

million and $65 million, respectively. In instances where projects have been determined not to be viable, the interest reserves and other disbursements have been frozen, as appropriate.

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

A qualitative assessment is performed on a case-by-case basis to evaluate the guarantor’s experience, performance track record, reputation, performance of other related projects with which we are familiar, and willingness to work with us. We also utilize market information sources, and rating and scoring services in our assessment. This qualitative analysis coupled with a documented quantitative ability to support the loan may result in a higher-quality internal loan grade, which may reduce the level of allowance the Company estimates. Previous documentation of the guarantor’s financial ability to support the loan is discounted if, at any point in time, there is any indication of a lack of willingness by the guarantor to support the loan.

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

The Company has a portfolio of $291 million of stated income mortgage loans with generally high FICO® scores at origination, including “one-time close” loans to finance the construction of homes, which convert into permanent jumbo mortgages upon completion of construction. As of September 30, 2013, approximately $21 million of these loans had refreshed FICO® scores of less than 620. These totals exclude held-for-sale loans. Stated income loans accounted for approximately $0.6 million, or 10%, of our net credit losses in 1-4 family residential first mortgage loans during the first nine months of 2013. Most of the net credit losses in the 1-4 family residential first mortgage loans were incurred by NBAZ, while ZFNB had net recoveries on stated income loans that had been previously written off.

The Company is engaged in home equity credit line (“HECL”) lending. At September 30, 2013, the Company’s HECL portfolio totaled $2.1 billion, including FDIC-supported loans. Approximately $1.1 billion of the portfolio is secured by first deeds of trust, while the remaining $1.0 billion is secured by junior liens. The outstanding balances and commitments by origination year for the junior lien HECLs are presented in the following schedule:

JR. LIEN HECLs – OUTSTANDING BALANCES AND TOTAL COMMITMENTS

(In millions)	September 30, 2013		December 31, 2012
Year of origination	Outstanding balance	Total commitments	Outstanding balance	Total commitments

2013	$114	$244
2012	109	216	$117	$234
2011	79	158	97	182
2010	54	104	68	122
2009	56	113	65	125
2008	133	217	158	250
2007	165	265	189	295
2006 and prior	350	787	419	910
Total	$1,060	$2,104	$1,113	$2,118

Approximately 98% of the Company’s HECL portfolio is still in the draw period, and approximately 42% is scheduled to begin amortizing within the next five years; however, most of the loans are expected to be renewed for a second 10-year period after a satisfactory review of the borrower’s credit history and ability to repay. Of the total home equity credit line portfolio, including FDIC-supported loans, 0.24% was 90 or more days past due at September 30, 2013, compared to 0.27% and 0.26% at December 31, 2012 and September 30, 2012, respectively. During the first nine months of 2013, the Company modified $0.1 million of home equity credit lines. The annualized credit losses for the HECL portfolio were 26 bps and 79 bps for the first nine months of 2013 and 2012, respectively.

As of September 30, 2013, loans representing approximately 8% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. The estimated current collateral value is based on projecting values forward from the most recent valuation of the underlying collateral using home price indices at the metropolitan area level. Generally, a valuation of collateral is performed at origination. For junior lien HECLs, the estimated current balance of prior liens is added to the numerator in the calculation of CLTV. Additional detail for the current CLTV is shown in the following schedule:

ZIONS BANCORPORATION AND SUBSIDIARIES

HECL PORTFOLIO BY COMBINED LOAN-TO-VALUE

	Percentage of HECL portfolio
CLTV	September 30, 2013	December 31, 2012
>100%	8%	14%
90-100%	6%	9%
80-89%	11%	13%
< 80%	75%	64%
	100%	100%

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

Nonperforming Assets
Nonperforming lending-related assets as a percentage of loans and leases and OREO decreased to 1.40% at September 30, 2013, compared to 1.96% at December 31, 2012 and 2.23% at September 30, 2012.

Total nonaccrual loans, excluding FDIC-supported loans, at September 30, 2013 decreased by $164 million from December 31, 2012. The decrease is primarily due to a $64 million decrease in commercial real estate term loans, a $48 million decrease in owner occupied, and a $42 million decrease in construction and land development loans. The largest total decreases in nonaccrual loans occurred at Zions Bank, Amegy, and NSB.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule sets forth the Company’s nonperforming lending-related assets:

NONPERFORMING LENDING-RELATED ASSETS

(Amounts in millions)	September 30, 2013	December 31, 2012

Nonaccrual loans	$467	$631
Other real estate owned	58	90
Nonperforming lending-related assets, excluding FDIC-supported assets	525	721
FDIC-supported nonaccrual loans	5	17
FDIC-supported other real estate owned	8	8
FDIC-supported nonperforming lending-related assets	13	25
Total nonperforming lending-related assets	$538	$746
Ratio of nonperforming lending-related assets to net loans and leases [1] and other real estate owned	1.40%	1.96%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$9	$10
FDIC-supported loans past due 90 days or more	22	52
Ratio of accruing loans past due 90 days or more to net loans and leases [1]	0.08%	0.16%
Nonaccrual loans and accruing loans past due 90 days or more	$503	$710
Ratio of nonaccrual loans and accruing loans past due 90 days or more to net loans and leases [1]	1.31%	1.87%
Accruing loans past due 30 – 89 days, excluding FDIC-supported loans	$85	$185
FDIC-supported loans past due 30 – 89 days	11	12
Classified loans, excluding FDIC-supported loans	1,433	1,767
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

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged off, but the obligation is not forgiven to the borrower, and any payments collected on the B notes are accounted for as recoveries. The outstanding carrying value of loans restructured using the A/B note strategy was approximately $130 million at September 30, 2013, $160 million at December 31, 2012, and $168 million at September 30, 2012.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	September 30, 2013	December 31, 2012

Restructured loans – accruing	$385	$407
Restructured loans – nonaccruing	166	216
Total	$551	$623

In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). Company policy requires that the removal of TDR status be approved at the same management level that approved the upgrading of a loan’s classification. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012

Balance at beginning of period	$548	$621	$623	$744
New identified TDRs and principal increases	66	77	160	227
Payments and payoffs	(52)	(34)	(186)	(178)
Charge-offs	(4)	(10)	(11)	(23)
No longer reported as TDRs	(2)	(1)	(5)	(64)
Sales and other	(5)	(25)	(30)	(78)
Balance at end of period	$551	$628	$551	$628

Other Nonperforming Assets
In addition to lending-related nonperforming assets, the Company had $154 million in fair value and $338 million in amortized cost of investments in debt securities (primarily bank and insurance company CDOs) that were on nonaccrual status at September 30, 2013, compared to $187 million and $471 million at December 31, 2012, and $118 million and $515 million at September 30, 2012, respectively.

Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience.

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	Nine Months Ended September 30, 2013	Twelve Months Ended December 31, 2012	Nine Months Ended September 30, 2012

Loans and leases outstanding (net of unearned income)	$38,273	$37,665	$37,263
Average loans and leases outstanding (net of unearned income)	$37,933	$37,037	$36,967
Allowance for loan losses:
Balance at beginning of period	$896	$1,052	$1,052
Provision charged against earnings	(57)	14	24
Adjustment for FDIC-supported loans	(9)	(15)	(13)
Charge-offs:
Commercial	(49)	(121)	(94)
Commercial real estate	(20)	(85)	(72)
Consumer	(25)	(61)	(46)
Total	(94)	(267)	(212)
Recoveries:
Commercial	30	56	37
Commercial real estate	21	42	29
Consumer	10	14	10
Total	61	112	76
Net loan and lease charge-offs	(33)	(155)	(136)
Balance at end of period	$797	$896	$927

Ratio of annualized net charge-offs to average loans and leases	0.12%	0.42%	0.49%
Ratio of allowance for loan losses to net loans and leases, at period end	2.08%	2.38%	2.49%
Ratio of allowance for loan losses to nonperforming loans, at period end	169.13%	138.25%	128.87%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	158.43%	126.22%	116.64%

The total ALLL declined during the third quarter of 2013 due to continued positive credit trends experienced in our loan portfolio segments and to somewhat improving economic conditions in some of our markets. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding positive and negative credit trends experienced in each portfolio segment.

The quantitatively derived portion of the ALLL declined or was relatively stable in most portfolio segments and major geographic areas of our business during the third quarter of 2013, except for Amegy, which experienced loan growth. Recent and historic periods are weighted the same when determining historical loss factors. The portion of the ALLL related to qualitative and environmental factors remained relatively unchanged, both in the aggregate and across each portfolio segment, due to continued economic uncertainty in our markets. Improvements in credit quality during the third quarter of 2013 were widespread geographically; however, Amegy and Vectra experienced moderate increases in nonaccrual loans, and special mention loans, respectively. During the third quarter of 2013, the Company refined the risk grading methodology for certain smaller consumer loans. Credit trends experienced in the FDIC-supported loan portfolio are described in Note 5 of the Notes to Consolidated Financial Statements.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve

ZIONS BANCORPORATION AND SUBSIDIARIES

decreased by $22.7 million from December 31, 2012, and $21.7 million from September 30, 2012. The balance of the reserve fluctuates based on the amount and credit quality of the unfunded lending commitments. See Note 5 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses.

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

Due to the low level of rates and the natural lower bound of zero for market indices, there is limited sensitivity to falling rates at the current time. Our models indicate that decreasing market index rates by 200 bps, with a lower bound of 0%, would decrease rate sensitive income by approximately 2% over a one-year period in the income simulation when compared to a scenario of no change in interest rates. However, if interest rates remain at their current historically low levels, given the Company’s asset sensitivity, it expects its net interest margin to be under continuing modest pressure assuming a stable balance sheet. If interest rates remain stable, this pressure may lead to a reduction in net interest income, unless its impact is offset by sufficient loan growth, interest rate swaps, securities purchases or other means.

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

Each of these measurement methods requires that we assess a number of variables and make various assumptions in managing the Company’s exposure to changes in interest rates. The assessments address loan and investment security prepayments, early deposit withdrawals, and other embedded options and noncontrollable events. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, the Company estimates ranges of MVE and income simulation under a variety of assumptions and scenarios. The Company’s interest rate risk position changes as the interest rate environment changes and is actively managed to maintain an asset-sensitive position. However, positions at the end of any period may not be reflective of the Company’s position in any subsequent period.

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

The scenario outcomes are highly dependent upon management determination of expected depositor behavior in various interest rate environments. Management uses historical regression analysis as a guide to setting such assumptions; however, due to the current low interest rate environment, such assumed deposit durations may not reflect actual future results. Even modest variation of such assumptions may have significant impact on the calculation of income simulation and market value of equity shown below. These assumptions are as follows:

REPRICING SCENARIO ASSUMPTIONS BY DEPOSIT PRODUCT

	As of September 30, 2013
	Fast		Slow
Product	Effective duration (base)	Effective duration (+200 bps)	Effective duration (base)	Effective duration (+200 bps)

Demand deposits	1.55%	1.93%	2.30%	2.93%
Money market	0.77%	0.74%	1.15%	1.10%
Savings and interest on checking	2.49%	2.35%	3.20%	3.03%
Note: Effective duration measures the percent change in MVE for a 100 bp parallel shift in rates as compared to the Macauley Duration, which measures weighted average life of cash flows in years and is not reported. The Company’s Demand Deposit Model assumes significant negative convexity in the current low rate environment.

As of the dates indicated, the following schedule shows the Company’s percentage change in interest rate sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps. The Company estimates interest rate risk with two sets of deposit repricing scenarios.

ZIONS BANCORPORATION AND SUBSIDIARIES

The first scenario assumes that administered-rate deposits (money market, interest-earning checking, and savings) reprice at a faster speed in response to changes in interest rates. Additionally, interest rates cannot decline below zero. At September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, interest rates were at such a low level that repricing scenarios assuming -100 bps rate shocks produced negative results.

The second scenario assumes that those deposits reprice at a slower speed. For larger rate shocks, e.g., +300 bps, models reflecting consumer behavior in regards to both loan prepayments and deposit run-off are inherently prone to increased model uncertainty.

INCOME SIMULATION – CHANGE IN INTEREST RATE SENSITIVE INCOME

	As of September 30, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(2.7)%	6.0%	13.0%	20.3%
Slow	(2.9)%	7.4%	15.8%	24.5%

	As of June 30, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(2.9)%	7.2%	15.4%	23.9%
Slow	(3.1)%	8.6%	18.1%	28.0%

	As of March 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(2.4)%	6.7%	14.5%	22.6%
Slow	(2.6)%	7.9%	17.0%	26.4%

	As of December 31, 2012
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(1.8)%	3.9%	9.8%	16.7%
Slow	(2.0)%	5.0%	12.1%	20.2%

The following schedule includes changes in the MVE from -100 bps to +300 bps parallel rate moves for both “fast” and “slow” scenarios.

CHANGES IN MARKET VALUE OF EQUITY

	As of September 30, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	0.9%	1.5%	3.7%	5.2%
Slow	(2.5)%	6.2%	13.3%	19.1%

	As of June 30, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(1.3)%	2.5%	5.3%	8.2%
Slow	(4.5)%	5.5%	11.1%	16.4%

ZIONS BANCORPORATION AND SUBSIDIARIES

	As of March 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(1.1)%	2.6%	5.6%	8.7%
Slow	(4.5)%	5.9%	12.0%	17.9%

	As of December 31, 2012
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	0.7%	1.7%	3.9%	6.3%
Slow	(2.8)%	4.9%	10.6%	16.0%

During the third quarter of 2013, changes in interest rate sensitivity were primarily driven by changes in assumptions for certain noninterest and interest-bearing deposits and assumptions for residential loan prepayment behavior. The Company believes that a “rate-sensitive” portion of its demand deposit balances may behave differently than the more “stable” portion in the fast scenario. The slow scenario does not include a rate sensitive portion of noninterest deposits. For modeling purposes, these rate-sensitive deposits were assigned a one-month duration, which is comparable to a similar duration assumption on deposits at the Federal Reserve (primary use of such funds), which had impacts on both the MVE and income simulation results. Previously, the Company had assumed a six-month duration for such deposits. The Company continues to anticipate that a portion of the rate-sensitive deposits will be more sensitive to future rate changes than stable deposits, because they were largely collected during a very low – nearly zero for short-term rates – interest rate environment. In the third quarter of 2013, the Company started to incorporate more dynamic residential mortgage prepayment assumptions that impacted both MVE and income simulation results; such assumptions include slower prepayment rates on loans under a higher rate environment. However, the methodology and models for determining these assumption changes are subject to ongoing review in recognition of evolving customer behavior for deposit and loan activity.

During the second quarter of 2013, the two measures of MVE and income simulation collectively indicate minimal change in the interest rate risk profile of the Company. Changes in MVE for +100 bp declined slightly (5.5% vs 5.9% in the Slow scenario) whereas simulated income sensitivity increased slightly (8.6% vs 7.9% in the Slow scenario). This divergence of behavior arises from the fact that MVE measures longer-term interest rate risk over the life of the assets and liabilities, whereas simulated income sensitivity measures near-term interest rate risk. The decline in MVE can primarily be explained by the steepening interest rate curve which results in slower assumed prepayment of long-term fixed rate assets and also shortens the assumed average life of sticky deposit types such as noninterest-bearing demand deposit accounts. By contrast, the steeper interest rate curve raises forecasted short-term interest rates which impacts the income simulation by pushing more floored loans off their current floors in a +100 bp rate shock.

During the first quarter of 2013, changes in interest rate sensitivity were primarily driven by changes in assumptions for demand deposits. After the introduction of the Transaction Account Guarantee (“TAG”) in 2008, the Company designated a portion of the noninterest-bearing demand deposit balances as ratings and rate-sensitive, based on the assumption that these deposits would behave differently upon the expiration of the TAG program on December 31, 2012, and in a changing interest rate environment from deposits collected for reasons other than the TAG program and FDIC-insured deposits up to $250,000 (“stable deposits”). Upon the expiration of the TAG program, we believe that only a modest portion of such deposits were withdrawn, approximately $1 billion, but we still believe that a “rate-sensitive” portion of our demand deposit balances may behave differently than the more “stable” portion. For modeling purposes, the rate-sensitive deposits were assigned a six-month duration, which had impacts on both the MVE and income simulation results. The Company continues to anticipate that a portion of the rate-sensitive deposits will be more sensitive to future rate changes than stable deposits, because they were largely collected during a near zero interest rate environment. However, the methodology for determining which balances are rate-sensitive was modified during the first quarter of 2013 in part to recognize that the declines in balances following the expiration of the TAG program were less than anticipated.

ZIONS BANCORPORATION AND SUBSIDIARIES

As a result of the methodology change in the first quarter of 2013, the amount of noninterest-bearing demand deposits designated as rate-sensitive was reduced from approximately $8.5 billion at December 31, 2012 to $5.9 billion at March 31, 2013. Additionally, though not covered by the TAG program, a portion of the interest-bearing checking account balances has also been designated as rate-sensitive to take into account the fact that some of these balances were collected during the unprecedented low rate environment that we have experienced over the last several years and that continues to exist. The methodology change reduced rate-sensitive interest-bearing checking deposits from approximately $1.6 billion at December 31, 2012 to $1.4 billion at March 31, 2013. The Company continues to believe that, in the aggregate, both interest-bearing and noninterest-bearing transaction account balances accumulated during the near zero rate environment will behave differently than stable deposit balances, and continues to closely analyze and adjust the impact of these balances on both the MVE and income simulation measures of asset sensitivity.

Market Risk – Fixed Income
The Company engages in the underwriting and trading of municipal securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.

The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During the third quarter of 2013, the after-tax increase in AOCI attributable to AFS and HTM securities was $6.5 million compared to $42 million in the same prior-year period. The decrease attributable to cash flow interest rate swaps for the third quarters of 2013 and 2012 was $0.2 million and $(1.2) million, respectively. If any of the AFS or HTM securities becomes other-than-temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” for additional information on OTTI.

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

Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries was $9.5 billion at September 30, 2013, compared to $9.4 billion at June 30, 2013 and $10.5 billion at December 31, 2012. The $1.0 billion decrease during the first nine months of 2013 resulted primarily from (1) net loan originations, (2) a decrease in deposits, and (3) an increase in investment securities. These decreases were partially offset by an increase in cash due to net cash provided by operating activities.

Parent Company Liquidity
The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders. The Parent’s cash needs are usually met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate share of current income taxes, and long-term debt and equity issuances.

Cash, interest-bearing deposits held as investments, and security resell agreements at the Parent were $930 million at September 30, 2013 compared to $1,218 million at June 30, 2013 and $653 million at December 31, 2012. The $277 million increase from December 31, 2012 was primarily a result of dividends received from its subsidiaries and the redemption of subsidiary preferred stock issued to the Parent, as discussed below. These increases were partially offset by the decrease in cash resulting from a net repayment of long-term debt and the payment of preferred and common dividends.

During the first nine months of 2013, the Parent received common dividends totaling $290.8 million and preferred dividends totaling $34.9 million from its subsidiary banks. Also, the Parent received cash of $105.0 million from its subsidiary banks as a result of the redemption of preferred stock issued to the Parent. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During the first nine months of 2013, all of the Company’s subsidiary banks recorded a profit. We currently expect profitability to be sustained, thus permitting additional payments of dividends by our subsidiaries to the Parent, and/or returns of capital to the Parent during the remainder of 2013.

General financial market and economic conditions impact the Company’s access to and cost of external financing. Access to funding markets for the Parent and its subsidiary banks is also directly affected by credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first nine months of 2013, except for Standard & Poor’s outlook improved to stable from negative. While Moody’s rates the Company’s senior debt as Ba1 (one notch below investment grade), Standard & Poor’s, Fitch, Dominion Bond Rating Service (“DBRS”), and Kroll all rate the Company’s senior debt at a low investment grade level. In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment grade.

During the first nine months of 2013, the primary sources of additional cash to the Parent in the capital markets were (1) the issuance of $800.0 million par amount of preferred stock with a weighted average dividend rate of 6.2%; proceeds net of commissions and fees were $784.4 million and (2) a total issuance of $485.1 million of unsecured senior and subordinated notes with maturities between May 2016 and September 2028, interest rates

ZIONS BANCORPORATION AND SUBSIDIARIES

between 2.75% and 6.95% and a weighted average interest rate of 4.6%; proceeds net of commissions and fees were $480.0 million.

The primary uses of cash in the capital markets during the first nine months of 2013 were (1) the $800 million redemption of 9.5% Series C preferred stock, (2) the $285.0 million redemption of Zions Capital Trust B trust preferred securities which carried an 8.0% interest rate (previously included in long-term debt), and (3) the repurchase of $258.0 million of the Company’s 7.75% senior notes, which had an effective interest rate of 11.0%.

The following table presents the Parent’s balance sheet at September 30, 2013, December 31, 2012, and September 30, 2012.
PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	September 30, 2013	December 31, 2012	September 30, 2012
ASSETS
Cash and due from banks	$929,498	$2,001	$2,031
Interest-bearing deposits	98	75,808	580,994
Security resell agreements	—	575,000	—
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $27,159, $22,112 and $17,119)	19,277	22,679	14,350
Available-for-sale, at fair value	539,352	461,665	393,637
Loans, net of unearned fees of $0, $0 and $0 and allowance for loan losses of $0, $23 and $0	—	1,277	—
Other noninterest-bearing investments	38,241	50,799	51,120
Investments in subsidiaries:
Commercial banks and bank holding company	6,641,165	6,668,881	6,722,096
Other operating companies	34,588	36,516	42,403
Nonoperating – ZMFU II, Inc. [1]	43,935	43,012	42,795
Receivables from subsidiaries:
Other operating companies	—	—	5,000
Other assets	254,012	311,093	246,491
	$8,500,166	$8,248,731	$8,100,917
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$114,147	$106,159	$75,701
Commercial paper:
Due to affiliates	—	—	22,999
Due to others	—	—	1,199
Other short-term borrowings:
Due to others	—	4,951	4,951
Subordinated debt to affiliated trusts	15,464	309,278	309,278
Long-term debt:
Due to affiliates	17	—	—
Due to others	2,037,729	1,776,274	1,765,672
Total liabilities	2,167,357	2,196,662	2,179,800
Shareholders’ equity:
Preferred stock	1,003,970	1,128,302	1,123,377
Common stock	4,172,887	4,166,109	4,162,001
Retained earnings	1,540,455	1,203,815	1,170,477
Accumulated other comprehensive loss	(384,503)	(446,157)	(534,738)
Total shareholders’ equity	6,332,809	6,052,069	5,921,117
	$8,500,166	$8,248,731	$8,100,917
1 ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first nine months of 2013 and 2012, the Parent’s operating expenses included cash payments for interest of approximately $98 million and $101 million, respectively. Additionally, the Parent paid approximately $94 million and $109 million of dividends on preferred stock and common stock, respectively, for the same periods. Preferred stock dividends were lower in the first nine months of 2013 compared to the first nine months of 2012 primarily as a result of the redemption of the $1.4 billion TARP preferred stock and the replacement of the 11.0% Series E preferred stock with the 7.9% Series F preferred stock during 2012. Due to previously described preferred stock and debt refinancing activities, we expect a significant reduction in the cost of preferred equity and long-term debt in 2014 compared to 2013.
At September 30, 2013, maturities of the Company’s long-term senior and subordinated debt ranged from February 2014 to September 2028.

Subsidiary Bank Liquidity
The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. These core deposits, excluding brokered deposits, in aggregate, constituted 97% of consolidated deposits at September 30, 2013, and is essentially unchanged from the ratio at December 31, 2012. On a consolidated basis, the Company’s net loan to total deposit ratio was 84% as of September 30, 2013, compared to 85% as of June 30, 2013 and 82% as of December 31, 2012.

Total deposits decreased from December 31, 2012 by $464 million to $45.7 billion at September 30, 2013. Savings, money market, time, and foreign deposits decreased by a total of $560 million during the first nine months of 2013, while noninterest-bearing demand deposits increased by $97 million during the same period. During the third quarter of 2013, noninterest-bearing demand deposits increased by $762 million, which may be partially explained by uncertainty surrounding the risk of a federal government shut down and possible default on U.S. government debt, the former of which did occur during the first several days of October.

The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity, and from time to time, a significant source of funding for each of the Company’s subsidiary banks. Zions Bank, TCBW, and TCBO are members of the FHLB of Seattle. CB&T, NSB, and NBAZ are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity requirements. The subsidiary banks are required to invest in FHLB and Federal Reserve stock to maintain their borrowing capacity. At September 30, 2013, the amount available for additional FHLB and Federal Reserve borrowings was approximately $15.6 billion. Loans with a carrying value of approximately $22.4 billion at September 30, 2013, $22.0 billion at June 30, 2013, and $21.1 billion at December 31, 2012 have been pledged at various FHLBs and the Federal Reserve as collateral for current and potential borrowings. The Company had a de minimus amount of long-term borrowings outstanding with the FHLB at September 30, 2013, approximately $23 million, which was essentially unchanged from the December 31, 2012 balance, and had no short-term FHLB or Federal Reserve borrowings outstanding, which also was unchanged from December 31, 2012. At September 30, 2013 the subsidiary banks’ total investment in FHLB stock was approximately $105 million compared with $109 million at December 31, 2012. The subsidiary bank’s total investment in Federal Reserve stock was $121 million at September 30, 2013 compared to $123 million at December 31, 2012.

The Company’s investment activities can provide or use cash, depending on the asset-liability management posture that is taken. For the first nine months of 2013, investment securities’ activities resulted in an increase in investment securities and a net $187 million decrease in cash compared with a decrease in investment securities and a net $249 million increase in cash for the first nine months of 2012.

Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the first nine months of 2013 resulted in a net cash outflow of $744 million compared to a net cash outflow of $380 million for the first nine months of 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

In October 2013, the Federal Reserve issued a notice of proposed rulemaking regarding a new and significantly more comprehensive approach to measuring liquidity and established standards for compliance. Under the proposed rule, the Company would be subject to a modified LCR standard, which requires a financial institution to hold a buffer of high-quality, liquid assets to fully cover net cash outflows under a 21-day systematic liquidity stress scenario.  The proposed standard would be implemented in phases starting on January 1, 2015 and full compliance would be required by January 1, 2017. We have performed a preliminary analysis of our liquidity position using the proposed definition, and we believe that the Company would have been in full compliance as of September 30, 2013.  The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (NSFR), which requires the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

During the first nine months of 2013, the Company issued four new series of Tier 1 capital qualifying noncumulative perpetual preferred stock (Series G, H, I, and J) and reopened and issued additional Series A preferred stock; the total par amount of these issuances is $800 million. Subsequent to these new preferred stock issuances, on September 15, 2013, the Company redeemed all of its outstanding $800 million par amount Series C preferred stock. Note 7 of the Notes to Consolidated Financial Statements provides further information on the Company’s equity and debt transactions during the first nine months of 2013.

In January 2014, the Company will be required to submit a capital plan under the Federal Reserve’s CCAR process. The Company believes it must continue to make significant improvements to its internal stress testing, risk management, and related processes to meet  the standards of the CCAR process required for 2014 capital planning, and is allocating significant resources to the successful implementation of these improvements.

Total controlling interest shareholders’ equity increased by 4.6% from $6,052 million at December 31, 2012 to $6,333 million at September 30, 2013. The increase in total controlling interest shareholders’ equity is primarily due to $305.3 million of net income applicable to controlling interest and $66.6 million improvement in net unrealized losses on investment securities recorded in AOCI, partially offset by $94.2 million of dividends paid on preferred and common stock. The improvement in net unrealized losses on investment securities recorded in the first nine months of 2013 was a result of fair value increases in CDO securities, primarily in junior tranches, and was driven by improvements in credit spreads (i.e. observed trading in the marketplace of similar securities indicated stronger pricing for such securities).

The Company paid $16.7 million in dividends on common stock during the first nine months of 2013. During the second quarter of 2013, the Company increased its quarterly dividend on common stock to $0.04 per share per quarter. This was an increase from $0.01 per share per quarter paid during the last several years. During its October 2013 meeting, the Board of Directors declared a dividend of $0.04 per common share payable on November 29, 2013, to shareholders of record on November 22, 2013.

The Company recorded preferred stock dividends of $77.5 million and $148.2 million during the first nine months of 2013 and 2012, respectively. Preferred dividends for the first nine months of 2012 include $79.1 million related to the TARP preferred stock, consisting of cash payments of $34.4 million and accretion of $44.7 million for the difference between the fair value and par amount of the TARP preferred stock when issued.

Conversions of convertible subordinated debt into preferred stock have augmented the Company’s capital position and reduced future refinancing needs. During the first nine months of 2013, $1.2 million of subordinated debt was converted into preferred stock. A portion of the beneficial conversion feature is reclassified from common stock to preferred stock upon each conversion of convertible subordinated debt into preferred stock. As of September 30, 2013, $457 million of convertible subordinated debt was outstanding. The legal right to convert subordinated debt into the Company’s Series A and C preferred stock still exists; however, we believe that currently there is no economic incentive to convert.

Banking organizations are required under published regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. As of September 30, 2013, the Company’s capital ratios were as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

CAPITAL RATIOS

	September 30, 2013	December 31, 2012	September 30, 2012

Tangible common equity ratio	7.90%	7.09%	7.17%
Tangible equity ratio	9.75%	9.15%	9.32%
Average equity to average assets (three months ended)	12.39%	11.03%	12.22%
Risk-based capital ratios:
Common equity Tier 1	10.47%	9.80%	9.86%
Tier 1 leverage	10.63%	10.96%	11.05%
Tier 1 risk-based	13.10%	13.38%	13.49%
Total risk-based	14.82%	15.05%	15.25%

Return on average common equity (three months ended)	16.03%	2.91%	5.21%
Tangible return on average tangible common equity (three months ended)	20.34%	4.07%	7.02%

At September 30, 2013, regulatory Tier 1 risk-based capital and total risk-based capital were $5,823 million and $6,590 million, compared to $5,884 million and $6,617 million at December 31, 2012, and $5,837 million and $6,596 million at September 30, 2012, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company believes that, as of September 30, 2013, the Company and its subsidiary banks would meet all capital adequacy requirements under the New Capital Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deduction described above.

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

COMMON EQUITY TIER 1 CAPITAL (NON-GAAP)

(Amounts in millions)	September 30, 2013	December 31, 2012	September 30, 2012

Controlling interest shareholders’ equity (GAAP)	$6,333	$6,052	$5,921
Accumulated other comprehensive loss	384	446	535
Nonqualifying goodwill and intangibles	(1,054)	(1,065)	(1,070)
Other regulatory adjustments	(3)	3	3
Qualifying trust preferred securities	163	448	448
Tier 1 capital (regulatory)	5,823	5,884	5,837
Qualifying trust preferred securities	(163)	(448)	(448)
Preferred stock	(1,004)	(1,128)	(1,123)
Common equity Tier 1 capital (non-GAAP)	$4,656	$4,308	$4,266

Risk-weighted assets (regulatory)	$44,457	$43,970	$43,259
Common equity Tier 1 capital to risk-weighted assets (non-GAAP)	10.47%	9.80%	9.86%

ZIONS BANCORPORATION AND SUBSIDIARIES

2. Tangible return on average tangible common equity
This Form 10-Q presents “tangible return on average tangible common equity” which excludes, net of tax, the amortization of core deposit and other intangibles and impairment loss on goodwill from net earnings applicable to common shareholders, and average goodwill and core deposit and other intangibles from average common equity.
The following schedule provides a reconciliation of net earnings applicable to common shareholders (GAAP) to net earnings applicable to common shareholders, excluding net of tax, the effects of amortization of core deposit and other intangibles and impairment loss on goodwill (non-GAAP), and average common equity (GAAP) to average tangible common equity (non-GAAP).

TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

	Three Months Ended
(Amounts in thousands)	September 30, 2013	December 31, 2012	September 30, 2012

Net earnings applicable to common shareholders (GAAP)	$209,707	$35,605	$62,322
Adjustments, net of tax:
Impairment loss on goodwill	—	583	—
Amortization of core deposit and other intangibles	2,268	2,677	2,692
Net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP) (a)	$211,975	$38,865	$65,014

Average common equity (GAAP)	$5,190,073	$4,862,972	$4,758,858
Average goodwill	(1,014,129)	(1,014,986)	(1,015,129)
Average core deposit and other intangibles	(41,751)	(53,083)	(57,345)
Average tangible common equity (non-GAAP) (b)	$4,134,193	$3,794,903	$3,686,384

Number of days in quarter (c)	92	92	92
Number of days in year (d)	365	366	366

Tangible return on average tangible common equity (non-GAAP) (a/b/c*d)	20.34%	4.07%	7.02%
3. Total shareholders’ equity to tangible equity and tangible common equity
This Form 10-Q presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock and noncontrolling interests for tangible common equity.
The following schedule provides a reconciliation of total shareholders’ equity (GAAP) to both tangible equity (non-GAAP) and tangible common equity (non-GAAP).

ZIONS BANCORPORATION AND SUBSIDIARIES

TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	September 30, 2013	December 31, 2012	September 30, 2012

Total shareholders’ equity (GAAP)	$6,333	$6,049	$5,918
Goodwill	(1,014)	(1,014)	(1,015)
Core deposit and other intangibles	(40)	(51)	(55)
Tangible equity (non-GAAP) (a)	5,279	4,984	4,848
Preferred stock	(1,004)	(1,128)	(1,123)
Noncontrolling interests	—	3	3
Tangible common equity (non-GAAP) (b)	$4,275	$3,859	$3,728

Total assets (GAAP)	$55,188	$55,512	$53,087
Goodwill	(1,014)	(1,014)	(1,015)
Core deposit and other intangibles	(40)	(51)	(55)
Tangible assets (non-GAAP) (c)	$54,134	$54,447	$52,017

Tangible equity ratio (a/c)	9.75%	9.15%	9.32%
Tangible common equity ratio (b/c)	7.90%	7.09%	7.17%
For items 2 and 3, the identified adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are included where applicable in financial results or in the balance sheet presented in accordance with GAAP. We consider these adjustments to be relevant to ongoing operating results and financial position.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Credit risk is one of our most significant risks. Although most credit quality indicators have improved, if the strength of the U.S. economy in general and the strength of the local economies in which we and our subsidiary banks conduct operations declined, this could result in, among other things, deterioration in credit quality and/or reduced demand for credit, including a resultant adverse effect on the income from our loan portfolio, an increase in charge-offs and an increase in the allowance for loan and lease losses; if such developments occur, we may be required to raise additional capital.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s share repurchases for the third quarter of 2013:

SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

July	2,676	$28.36	—	$—
August	732	29.46	—	—
September	718	28.27	—	—
Third quarter	4,126	28.54	—

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
*

3.17
Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation with respect to the Series J Fixed/Floating-Rate Non-Cumulative Perpetual Preferred Stock, dated August 8, 2013, incorporated by reference to Exhibit 3.1 of Form 8-K filed August 13, 2013.
*

3.18	Restated Bylaws of Zions Bancorporation dated November 8, 2011, incorporated by reference to Exhibit 3.13 of Form 10-Q for the quarter ended September 30, 2011.	*

10.1	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan (filed herewith).

10.2	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors (filed herewith).

10.3	Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, dated July 26, 2013 (filed herewith).

10.4	Zions Bancorporation 2013-2015 Value Sharing Plan (filed herewith).

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

10.5	Fifth Amendment to Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans (filed herewith).

10.6	Form of Performance Stock Option Award Agreement, 2005 Stock Option and Incentive Plan (filed herewith).

10.7	Form of Performance Restricted Stock Unit Award Agreement, 2005 Stock Option and Incentive Plan (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three months ended September 30, 2013 and September 30, 2012 and the nine months ended September 30, 2013 and September 30, 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2013 and September 30, 2012 and the nine months ended September 30, 2013 and September 30, 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and September 30, 2012, (v) the Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and September 30, 2012 and the nine months ended September 30, 2013 and September 30, 2012, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: November 7, 2013