Form 10-K
period 2013-12-31
ZIONS BANCORPORATION /UT/
filed 2014-03-03
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Common Stock, without par value
Warrants to Purchase Common Stock (expiring May 22, 2020)
Warrants to Purchase Common Stock (expiring November 14, 2018)
Depositary Shares each representing a 1/40th ownership interest in a share of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock
Depositary Shares each representing a 1/40th ownership interest in a share of Series F 7.9% Non-Cumulative Perpetual Preferred Stock
Depositary Shares each representing a 1/40th ownership interest in a share of Series G Fixed/Floating Rate Non-Cumulative Perpetual Preferred Stock
Depositary Shares each representing a 1/40th ownership interest in a share of Series H Fixed-Rate Non-Cumulative Perpetual Preferred Stock
Convertible 6% Subordinated Notes due September 15, 2015
3.50% Senior Notes due September 15, 2015
6.95% Fixed-to-Floating Rate Subordinated Notes due September 15, 2028

The NASDAQ Stock Market LLC
The NASDAQ Stock Market LLC
The NASDAQ Stock Market LLC

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange

New York Stock Exchange
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2013 $5,196,248,111
Number of Common Shares Outstanding at February 18, 2014 184,870,116 shares
Documents Incorporated by Reference: Portions of the Company’s Proxy Statement – Incorporated into Part III

FORM 10-K TABLE OF CONTENTS

PART I

FORWARD-LOOKING INFORMATION
Statements in this Annual Report on Form 10-K that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, future financial condition, results of operations, and performance of Zions Bancorporation (“the Parent”) and its subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”); and

•	statements preceded by, followed by, or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “projects,” or similar expressions.
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

•
changes in local, national and international political and economic conditions, including without limitation the political and economic effects of the recent economic crisis, delay of recovery from that crisis, economic and fiscal conditions in the United States and other countries, potential or actual downgrades in ratings of sovereign debt issued by the United States and other countries, and other major developments, including wars, military actions, and terrorist attacks;

•
changes in financial market conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including without limitation, rates of business formation and growth, commercial and residential real estate development, and real estate prices;

•	changes in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing;

•	changes in interest rates, the quality and composition of the Company’s loan and securities portfolios, demand for loan products, deposit flows and competition;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;

•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the OCC, the Board of Governors of the Federal Reserve Board System, and the FDIC;

•
the impact of executive compensation rules under the Dodd-Frank Act and banking regulations which may impact the ability of the Company and other U.S. financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•
the impact of the Dodd-Frank Act and of new Basel III international standards, and rules and regulations thereunder, on our required regulatory capital and yet to be promulgated liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which we engage in such activities, the fees we may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;

•
the need for the Company to meet expectations established by bank regulatory agencies under their broad supervisory, examination, and enforcement panels, which expectations are often not publicly articulated in written regulations or guidance.

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

GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security	CLTV	Combined Loan-to-Value Ratio
ACL	Allowance for Credit Losses	CMC	Capital Management Committee
AFS	Available-for-Sale	COSO	Committee of Sponsoring Organizations of the Treadway Commission
ALCO	Asset/Liability Committee	CFPB	Consumer Financial Protection Bureau
ALLL	Allowance for Loan and Lease Losses	CFTC	Commodity Futures Trading Commission
Amegy	Amegy Corporation	CPP	Capital Purchase Program
AOCI	Accumulated Other Comprehensive Income	CRA	Community Reinvestment Act
ASC	Accounting Standards Codification	CRE	Commercial Real Estate
ASU	Accounting Standards Update	CSV	Cash Surrender Value
ATM	Automated Teller Machine	DB	Deutsche Bank AG
BCBS	Basel Committee on Banking Supervision	DBRS	Dominion Bond Rating Service
BCF	Beneficial Conversion Feature	DDA	Demand Deposit Account
BHC Act	Bank Holding Company Act	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
bps	basis points	DTA	Deferred Tax Asset
BSA	Bank Secrecy Act	ERMC	Enterprise Risk Management Committee
CB&T	California Bank & Trust	FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
CCAR	Comprehensive Capital Analysis and Review	FASB	Financial Accounting Standards Board
CDO	Collateralized Debt Obligation	FDIC	Federal Deposit Insurance Corporation
CDR	Constant Default Rate	FDICIA	Federal Deposit Insurance Corporation Improvement Act
CET1	Common Equity Tier 1 (Basel III)	FHLB	Federal Home Loan Bank

FICO	Fair Isaac Corporation	Parent	Zions Bancorporation
FINRA	Financial Industry Regulatory Authority	PCAOB	Public Company Accounting Oversight Board
FRB	Federal Reserve Board	PCI	Purchased Credit-Impaired
FTE	Full-time Equivalent	PD	Probability of Default
GAAP	Generally Accepted Accounting Principles	PIK	Payment in Kind
GDP	Gross Domestic Product	REIT	Real Estate Investment Trust
GLB Act	Gramm-Leach-Bliley Act	RSU	Restricted Stock Unit
HECL	Home Equity Credit Line	RULC	Reserve for Unfunded Lending Commitments
HTM	Held-to-Maturity	SBA	Small Business Administration
IA	Indemnification Asset	SBIC	Small Business Investment Company
IFR	Interim Final Rule	SEC	Securities and Exchange Commission
ISDA	International Swap Dealer Association	SIFI	Systemically Important Financial Institution
LGD	Loss Given Default	SOC	Securitization Oversight Committee
LIBOR	London Interbank Offered Rate	SSU	Salary Stock Unit
Lockhart	Lockhart Funding LLC	TARP	Troubled Asset Relief Program
MD&A	Management’s Discussion and Analysis	TCBO	The Commerce Bank of Oregon
MVE	Market Value of Equity	TCBW	The Commerce Bank of Washington
NASDAQ	National Association of Securities Dealers Automated Quotations	TDR	Troubled Debt Restructuring
NBAZ	National Bank of Arizona	TRS	Total Return Swap
NIM	Net Interest Margin	Vectra	Vectra Bank Colorado
NRSRO	Nationally Recognized Statistical Rating Organization	VIE	Variable Interest Entity
NSB	Nevada State Bank	VR	Volcker Rule
OCC	Office of the Comptroller of the Currency	T1C	Tier 1 Common (Basel I)
OCI	Other Comprehensive Income	TruPS	Trust Preferred Securities
OREO	Other Real Estate Owned	Zions Bank	Zions First National Bank
OTC	Over-the-Counter	ZMFU	Zions Municipal Funding
OTTI	Other-Than-Temporary Impairment	ZMSC	Zions Management Services Company

ITEM 1. BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the BHC Act, as amended. The Parent and its subsidiaries (collectively “the Company”) own and operate eight commercial banks with a total of 469 domestic branches at year-end 2013. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, Washington, and Oregon. Full-time equivalent employees totaled 10,452 at December 31, 2013. For further information about the Company’s industry segments, see “Business Segment Results” on page 46 in MD&A and Note 22 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Operations” on page 46 in MD&A. The “Executive Summary” on page 24 in MD&A provides further information about the Company.

PRODUCTS AND SERVICES
The Company focuses on providing community banking services by continuously strengthening its core business lines of 1) small and medium-sized business and corporate banking; 2) commercial and residential development, construction and term lending; 3) retail banking; 4) treasury cash management and related products and services; 5) residential mortgage servicing and lending; 6) trust and wealth management; 7) limited capital markets activities, including municipal finance advisory and underwriting, and 8) investment activities. It operates eight different banks in ten Western and Southwestern states with each bank operating under a different name and each having its own board of directors, chief executive officer, and management team. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. They also provide a wide range of personal banking services to individuals, including home mortgages, bankcard, other installment loans, home equity lines of credit, checking accounts, savings accounts, certificates of deposit of various types and maturities, trust services, safe deposit facilities, direct deposit, and Internet and mobile banking. In addition, certain subsidiary banks provide services to key market segments through their Women’s Financial, Private Client Services, and Executive Banking Groups. We also offer wealth management services through various subsidiaries, including Contango Capital Advisors and Zions Trust Company, and online and traditional brokerage services through Zions Direct and Amegy Investments.
In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance, and is a leader in SBA lending. Through its subsidiary banks, the Company is one of the nation’s largest providers of SBA 7(a) and SBA 504 financing to small businesses. The Company owns an equity interest in Farmer Mac and is its top originator of secondary market agricultural real estate mortgage loans. The Company is a leader in finance advisory and corporate trust services for municipalities. The Company uses its trust powers to provide trust services to individuals in its wealth management business and to provide bond transfer, stock transfer, and escrow services in its corporate trust business.

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
The primary factors in competing for business include convenience of office locations and other delivery methods, range of products offered, the quality of service delivered, and pricing. The Company must compete effectively along all of these dimensions to remain successful.

SUPERVISION AND REGULATION
The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to improve the stability of banking and financial companies and to protect the interests of customers, including both loan customers and depositors. These regulations are not, however, generally intended to protect the interests of our shareholders or creditors. Described below are the material elements of selected laws and regulations applicable to the Company. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulations, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Company.
The Parent is a bank holding company and a financial holding company as provided by the BHC Act, as modified by the GLB Act and the Dodd-Frank Act. These and other federal statutes provide the regulatory framework for bank holding companies and financial holding companies, which have as their umbrella regulator the FRB. The supervision of the separately regulated subsidiaries of a bank holding company is conducted by each subsidiary’s primary functional regulator and the laws and regulations administered by those regulators. The GLB Act allows our subsidiary banks to engage in certain financial activities through financial subsidiaries. To qualify for and maintain status as a financial holding company, or to do business through a financial subsidiary, the Parent and its subsidiary banks must satisfy certain ongoing criteria. The Company currently engages in only limited activities for which financial holding company status is required.
The Parent’s subsidiary banks and Zions Trust are subject to the provisions of the National Bank Act or other statutes governing national banks or, for those that are state-chartered banks, the banking laws of their various states, as well as the rules and regulations of the OCC (for those that are national banks), and the FDIC. They are also subject to periodic examination and supervision by the OCC or their respective state banking departments, and the FDIC. Many of our nonbank subsidiaries are also subject to regulation by the FRB and other federal and state agencies. These bank regulatory agencies may exert considerable influence over our activities through their supervisory and examination role. Our brokerage and investment advisory subsidiaries are regulated by the SEC, FINRA and/or state securities regulators.
The Dodd-Frank Act
The recent financial crisis led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Act, which was enacted in July 2010, is one of the most far reaching legislative actions affecting the financial services industry in decades and significantly restructures the financial regulatory regime in the United States.
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
Regulations promulgated under the Dodd-Frank Act will require us to maintain greater levels of capital and liquid assets than was generally the case before the crisis and will limit the forms of capital that we will be able to rely upon for regulatory purposes. For example, provisions of the Dodd-Frank Act require us to transition trust preferred securities from Tier 1 capital to Tier 2 capital over a two-year period that begins January 1, 2015. In 2015, 75% of trust preferred securities transition to Tier 2 Capital from Tier 1 and the remaining 25% in 2016. In addition, in its supervisory role with respect to our stress testing and capital planning, our ability to deliver returns to our shareholders through dividends and stock repurchases is subject to prior non-objection by the FRB. The stress testing and capital plan process also could substantially reduce our flexibility to respond to market developments and opportunities in such areas as capital raising and acquisitions.
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

•
The FRB was authorized to issue regulations governing debit card interchange fees (although the FRB’s enacted regulation to limit interchange fees charged for debit card transactions to no more than 21 cents per transaction and 5 bps multiplied by the value of the transaction was successfully challenged by retailers in a U.S. District Court as being overly generous – a ruling that is currently under appeal).

The Dodd-Frank Act also created the CFPB, which is responsible for promulgating regulations designed to protect consumers’ financial interests and examining financial institutions for compliance with, and enforcing, those regulations. The Dodd-Frank Act adds prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. The CFPB also enacted new regulations, which became fully effective January 10, 2014, which require significant changes to residential mortgage origination; these changes include definition of a “qualified mortgage” and requirement regarding how a borrower’s “ability to repay” must be determined. The Dodd-Frank Act subjected national banks to the possibility of further regulation by restricting the preemption of state laws by federal laws, which had enabled national banks and their subsidiaries to comply with federal regulatory requirements without complying with various state laws. In addition, the Act gives greater power to state attorneys general to pursue legal actions against banking organizations for violations of federal law.
The Dodd-Frank Act contains numerous provisions that limit or place significant burdens and costs on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds. For the affected activities, these provisions may result in increased compliance and other costs, increased legal risk, and decreased scope of product offerings and earning assets.
On December 10, 2013, the federal banking regulators, the SEC and the CFTC published the final Volcker Rule pursuant to the Dodd-Frank Act. The rule significantly restricts certain activities by covered bank holding companies, including restrictions on proprietary trading and private equity investing. On January 14, 2014, these regulators revised the Volcker Rule’s application to certain CDO securities through publication of an Interim Final Rule related to primarily bank trust preferred CDOs. This IFR clarified that primarily bank trust preferred CDOs were not prohibited investments for bank holding companies, and therefore not subject to the Volcker Rule divestiture requirements. The Company’s fourth quarter 2013 financial results incorporated all of the immediate impact that resulted from the Volcker Rule and the IFR. However, the Company may experience additional impacts in future quarters for example, as CDOs and other investments are sold ( see “Subsequent Event” on page 61). In addition, while the Company concluded it still had the ability to hold $358 million of disallowed insurance CDOs with $67 million of unrealized losses in OCI to recovery of their amortized cost basis, the Company will reassess this conclusion quarterly. The Company also has $58 million of private equity securities prohibited by the Volcker Rule and is evaluating options to dispose of these securities with minimal negative impact.
The Company and other companies subject to the Dodd-Frank Act are subject to a number of requirements regarding the time, manner and form of compensation given to its key executives and other personnel receiving incentive compensation, which are being imposed through the supervisory process as well as published guidance and proposed rules. These requirements generally implement the compensation restrictions imposed by the Dodd-Frank Act and include documentation and governance, deferral, risk balancing, and claw-back requirements.
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
In July 2013, the FRB published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The FDIC and the OCC have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components).
The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.
Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets;

•	8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
When fully phased in on January 1, 2019, the Basel III Capital Rules will also require the Company and its subsidiary banks to maintain a 2.5% “capital conservation buffer,” composed entirely of CET1, on top of the minimum capital ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.
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
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The Company’s preliminary analysis indicates that application of this part of the rule should not result in any deductions from CET1. The “corresponding deduction approach” section of the Basel III Capital Rules would, if the Rules were phased in immediately, eliminate a significant portion, approximately $628 million of $1,004 million, of the Company’s noncommon Tier 1 capital, pro forma incorporating sales of CDOs in January and February 2014. In addition, deductions from Tier 2 capital would arise from our concentrated investment in insurance-only trust preferred CDO securities. These deductions will not begin until January 1, 2015 for the Company, and even after January 1, 2015, they will be phased-in in portions over time through the beginning of 2018, as indicated below. Thus, the impact may be mitigated prior to or during the phase-in period by repayment, determination of other than temporary impairment (“OTTI”), additional accumulation of retained earnings, and/or additional sales of CDO securities.
Under current capital standards, the effects of AOCI items included in capital are excluded for purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, “non-advanced approaches banking organizations,” including the Company and its subsidiary banks, may make a one-time permanent election as of January 1, 2015 to continue to exclude these items. The Company’s CCAR 2014 Capital Plan, as submitted, incorporated the assumption that the Company would “opt out,” that is, exclude these items; however, this decision is not binding until the first quarter of 2015. The deductions and other adjustments to CET1 will be phased in incrementally between January 1, 2015 and January 1, 2018.

The Basel III Capital Rules require that trust preferred securities be phased out from Tier 1 capital by the end of 2015, although for a banking organization such as the Company, that has greater than $15 billion in total consolidated assets, but is not an “advanced approaches banking organization,” the Basel III Capital Rules permit permanent inclusion of trust preferred securities issued prior to May 19, 2010 in Tier 2 capital regardless of whether they would otherwise meet the qualifications for Tier 2 capital.
With respect to the Company’s subsidiary banks, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) requiring a leverage ratio of 4% to be adequately capitalized (as compared to the current 3% leverage ratio for a bank with a composite supervisory rating of 1) and a leverage ratio of 5% to be well-capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.
The Basel III Capital Rules prescribe a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel III Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
The Company believes that, as of December 31, 2013, the Company and its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective, including after giving effect to the deductions described above.

Stress Testing, Prudential Standards, and Early Remediation
As a bank holding company with assets greater than $50 billion, the Company is required by the Dodd-Frank Act to participate in an annual stress test known as the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). The Company timely submitted its capital plan and stress test results to the FRB on January 6, 2014. However, the Company has announced that it intends to resubmit its stress test and capital plan, as a result of the publication of the Interim Final Rule that modified the Volcker Rule (as discussed previously), and of the sale of some of its portfolio of CDO securities in January and February 2014. In its capital plan, the Company was required to forecast under a variety of economic scenarios for nine quarters ending the fourth quarter of 2015, its estimated regulatory capital ratios under Basel I rules, its Tier 1 common ratio under Basel I rules, the same ratios under Basel III rules, and its GAAP tangible common equity ratio. In September 2013, the FRB issued an interim final rule amending its capital plan and stress test rules to clarify how bank holding companies with over $50 billion in total consolidated assets should incorporate the recently adopted Basel III Capital Rules for the 2014 capital plan review process and the supervisory and company run stress tests. Under the FRB’s interim final rule, any such bank holding company must both (i) project its regulatory capital ratios and meet the required minimums under the Basel III Capital Rules for each quarter of the nine-quarter planning horizon in accordance with the minimum capital requirements that are in effect during that quarter, subject to appropriate phase-ins/phase-outs under the new rules and (ii) continue to meet the minimum 5% Tier 1 common ratio as calculated under the previously applicable risk-based capital rules. Under the implementing regulations for CCAR, a bank holding company may generally raise and redeem capital, pay dividends and repurchase stock and take similar capital-related actions only under a capital plan as to which the FRB has not objected.
On February 17, 2014, the Federal Reserve published final rules to implement Section 165, Enhanced Supervision and Prudential Standards for Nonbank Financial Companies Supervised by the Board of Governors and Certain Bank Holding Companies, of the Dodd-Frank Act. The Company has not yet completed its assessment of the impact of these rules, but believes that it already largely is in compliance with them.

Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act, or “FDICIA,” requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified as well-capitalized if it has a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%, and an insured depository institution generally will be classified as undercapitalized if its total risk-based capital is less than 8% or its Tier 1 risk-based capital or leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as “well-capitalized,” “adequately capitalized,” or “undercapitalized,” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. Under the fully phased-in Basel III Capital Rules, (i) a new CET1 ratio requirement will be introduced at every level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) the minimum Tier 1 capital ratio requirement for each category will be increased, with the minimum Tier 1 capital ratio for well-capitalized status being 8%; and (iii) the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be well-capitalized will be eliminated. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan.
Other Regulations
The Company is subject to a wide range of other requirements and restrictions contained in both the laws of the United States and the states in which its banks and other subsidiaries operate. These regulations include but are not limited to the following:

•
Requirements that the Parent serve as a source of strength for its subsidiary banks. The FRB has a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each subsidiary bank. The Dodd-Frank Act codifies this policy as a statutory requirement. In addition, the regulators may order an assessment of the Parent if the capital of one of its subsidiary banks were to fall below capital levels required by the regulators.

•
Limitations on dividends payable by subsidiaries. A significant portion of the Parent’s cash, which is used to pay dividends on our common and preferred stock and to pay principal and interest on our debt obligations, is derived from dividends paid by the Parent’s subsidiary banks. These dividends are subject to various legal and regulatory restrictions. See Note 19 of the Notes to Consolidated Financial Statements.

•
Limitations on dividends payable to shareholders. The Parent’s ability to pay dividends on both its common and preferred stock may be subject to regulatory restrictions. See discussion under “Liquidity Management Actions” on page 85.

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

•
Requirements for approval of acquisitions and activities and restrictions on other activities. Prior approval of the FRB is required under the BHC Act for a financial holding company to acquire or hold more than a 5% voting interest in any bank, to acquire substantially all the assets of a bank or to merge with another financial or bank holding company. The BHC Act also requires approval for certain nonbanking acquisitions, restricts the activities of bank holding companies that are not financial holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto, and restricts the nonbanking activities of a financial holding company to those that are permitted for financial holding companies or that have been determined by the FRB to be financial in nature, incidental to financial activities, or complementary to a financial activity. Laws and regulations governing national and state-chartered banks contain similar provisions concerning acquisitions and activities.

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

The Board of Directors of the Parent has implemented a comprehensive system of corporate governance practices. This system includes Corporate Governance Guidelines, a Code of Business Conduct and Ethics for Employees, a Directors Code of Conduct, a Related Party Transaction Policy, Stock Ownership and Retention Guidelines, a Compensation Clawback Policy, an insider trading policy including provisions prohibiting hedging and placing some restrictions on the pledging of company stock by insiders, and charters for the Audit, Risk Oversight, Executive Compensation and Nominating and Corporate Governance Committees. More information on the Company’s corporate governance practices is available on the Company’s website at www.zionsbancorporation.com. (The Company’s website is not part of this Annual Report on Form 10-K).
The Company has adopted policies, procedures and controls to address compliance with the requirements of the banking, securities and other laws and regulations described above or otherwise applicable to the Company. The Company intends to make appropriate revisions to reflect any changes required.
Regulators, Congress, state legislatures, and international consultative bodies continue to enact rules, laws, and policies to regulate the financial services industry and public companies and to protect consumers and investors. The nature of these laws and regulations and the effect of such policies on future business and earnings of the Company cannot be predicted.

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

ITEM 1A. RISK FACTORS
The Company’s Board of Directors has established a Risk Oversight Committee of the Board and an Enterprise Risk Management policy and has appointed an Enterprise Risk Management Committee consisting of senior management to oversee and implement the policy. In addition to credit and interest rate risk, the Committee also monitors the following risk areas: strategic risk, market risk, liquidity risk, compliance risk, compensation-related risk, operational risk, information technology risk, and reputation risk.

The following list describes several risk factors which are significant to the Company, including but not limited to:
We have been and could continue to be negatively affected by adverse economic conditions.
The United States and many other countries recently faced a severe economic crisis, including a major recession from which it is slowly recovering. These adverse economic conditions have negatively affected the Company’s assets, including its loans and securities portfolios, capital levels, results of operations, and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. These programs and policies had a stabilizing effect in the United States following the severe financial crisis that occurred in the second half of 2008, but troubling economic conditions continue to exist in the United States and globally. Moreover, some of these programs have begun to expire and the impact of their expiration on the financial industry and economic recovery is unknown. It is possible economic conditions may again become more severe or that troubling economic conditions may continue for a substantial period of time. In addition, economic and fiscal conditions in the United States and other countries may directly or indirectly adversely impact economic conditions faced by the Company and its customers. Any increase in the severity or duration of adverse economic conditions, including a recession or continued weak economic recovery, would adversely affect the Company.
Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to the Company.
Our subsidiary banks must maintain certain risk-based and leverage capital ratios as required by their banking regulators which can change depending upon general economic conditions or hypothetical future adverse economic scenarios and their particular condition, risk profile and growth plans. Compliance with capital requirements may limit the Company’s ability to expand and has required, and may require, capital investment from the Parent, and the need or requirement to raise additional capital. These uncertainties and risks created by the legislative and regulatory uncertainties discussed above may themselves increase the Company’s cost of capital and other financing costs.
Our business is highly correlated to local economic conditions in a specific geographic region of the United States.
As a regional bank holding company, the Company provides a full range of banking and related services through its banking and other subsidiaries in Utah, California, Texas, Arizona, Nevada, Colorado, Idaho, Washington, and Oregon. Approximately 85% of the Company’s total net interest income for the year ended December 31, 2013 and 77% of total assets as of December 31, 2013 relate to the subsidiary banks in Utah, California and Texas. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Accordingly, adverse economic conditions affecting these three states in particular could significantly affect our consolidated operations and financial results. For example, our credit risk could be elevated to the extent our lending practices in these three states focus on borrowers or groups of borrowers with similar economic characteristics that are similarly affected by the same adverse economic events. As of December 31, 2013, loan balances at our subsidiary banks in Utah, California and Texas comprised 81% of the Company’s commercial lending portfolio, 74% of the commercial real estate lending portfolio, and 69% of the consumer lending portfolio. Loans originated by these banks are primarily to companies in their respective states.
Catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, floods, and prolonged drought, may adversely affect the general economy, financial and capital markets, specific industries, and the Company.
The Company has significant operations and a significant customer base in Utah, Texas, California and other regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as hurricanes, tornadoes, earthquakes, fires, floods, and prolonged drought. These types of natural catastrophic events at times have disrupted the local economy, the Company’s business and customers, and have posed physical risks to the Company’s property. In addition, catastrophic events occurring in other regions of the world may have an impact on the Company’s customers and in turn on the Company. A significant catastrophic event could materially adversely affect the Company’s operating results.
Problems encountered by other financial institutions could adversely affect financial markets generally and have indirect adverse effects on us.
The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us.
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
Net interest income is the largest component of the Company’s revenue. The management of interest rate risk for the Company and its subsidiary banks is centralized and overseen by an Asset Liability Management Committee appointed by the Company’s Board of Directors. Failure to effectively manage our interest rate risk could adversely affect us. Factors beyond the Company’s control can significantly influence the interest rate environment and increase the Company’s risk. These factors include competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest resulting from general economic conditions and the policies of governmental and regulatory agencies, in particular the FRB.
The Company remains in an “asset sensitive” interest rate risk position, and the FRB has stated its expectations that short-term interest rates may remain low until unemployment is reduced to below 6.5% or inflationary expectations exceed 2.5% and perhaps beyond. Such a scenario may continue to create or exacerbate margin compression for us as a result of repricing of longer-term loans and pricing pressure on new loans.
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
As a regulated entity, we are subject to capital and liquidity requirements that may limit our operations and potential growth.
We are a bank holding company and a financial holding company. As such, we and our subsidiary banks are subject to the comprehensive, consolidated supervision and regulation of the Federal Reserve Board, the OCC (in the case of our national subsidiary banks) and the FDIC, including risk-based and leverage capital ratio requirements, and Basel III liquidity requirements. Capital needs may rise above normal levels when we experience deteriorating earnings and credit quality, and our banking regulators may increase our capital requirements based on general economic conditions and our particular condition, risk profile and growth plans. In addition, we may be required to increase our capital levels even in the absence of actual adverse economic conditions or forecasts as a result of stress testing and capital planning based on hypothetical future adverse economic scenarios. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels. For a summary of recently announced capital rules, see “Basel III” in “Capital Management” on page 91 of MD&A in this Form 10-K.
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
Under the CCAR, we are required to submit to the Federal Reserve each year our capital plan for the applicable planning horizon, along with the results of required stress tests. Each annual capital plan will, among other things, specify our planned actions with respect to dividends, redemptions, repurchases, capital raising, and similar matters and will be subject to the objection or non-objection by the Federal Reserve. Moreover, the CCAR process requires us to analyze the pro forma impact on our financial condition of various hypothetical future adverse economic scenarios selected by us or the Federal Reserve and to maintain or raise capital sufficient to meet our risk management and regulatory expectations under such hypothetical scenarios. Similarly, stress tests required by the Dodd-Frank Act are devised by the OCC and FDIC for our subsidiary banks with assets in excess of $10 billion. The severity of the hypothetical scenarios devised by the FRB and other bank regulators and employed in these stress tests is undefined by law or regulation, and is thus subject solely to the discretion of the regulators. The stress testing and capital planning processes may, among other things, require us to increase our capital levels, modify our business strategies, or decrease our exposure to various asset classes.
Under stress testing and capital management standards implemented by bank regulatory agencies under the Dodd-Frank Act, we may declare dividends, repurchase common stock, redeem preferred stock and debt, access capital markets for certain types of capital, make acquisitions, and enter into similar transactions only with bank regulatory approval. Any transactions not contemplated in our annual capital plan will require FRB approval. These requirements may significantly limit our ability to respond to and take advantage of market developments.
Increases in FDIC insurance premiums may adversely affect our earnings.
Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. During 2008 and 2009, higher levels of bank failures dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks. These programs, which were later extended by the Dodd-Frank Act, have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. Further, on January 12, 2010, the FDIC requested comments on a proposed rule tying assessment rates of FDIC-insured institutions to the institution’s employee compensation programs. The exact requirements of such a rule are not yet known, but such a rule could increase the amount of premiums we must pay for FDIC insurance. Further, as described below, under the Dodd-Frank Act, the FDIC must undertake several initiatives that will result in higher deposit insurance fees being paid to the FDIC. For example, an FDIC final rule issued on February 7, 2011 revises the assessment system applicable to large banks and implements the use of assets as the base for deposit insurance assessments instead of domestic deposits. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. These announced increases and any future increases or required prepayments of FDIC insurance premiums or special assessments may adversely impact our earnings.

The Dodd-Frank Act imposes significant limitations on our business activities and subjects us to increased regulation and additional costs.
The Dodd-Frank Act has material implications for the Company and the entire financial services industry. The Act places significant additional regulatory oversight and requirements on financial institutions, including the Company, particularly those with more than $50 billion of assets. In addition, among other things, the Act:

•
affects the levels of capital and liquidity with which the Company must operate and how it plans capital and liquidity levels (including a phased-in elimination of the Company’s existing trust preferred securities as Tier 1 capital);

•	subjects the Company to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	impacts the Company’s ability to invest in certain types of entities or engage in certain activities;

•	impacts a number of the Company’s business strategies;

•	requires us to develop substantial heightened risk management policies and infrastructure;

•	regulates the pricing of certain of our products and services and restricts the revenue that the Company generates from certain businesses;

•	subjects the Company to new capital planning actions, including stress testing or similar actions and timing expectations for capital-raising;

•	subjects the Company to supervision by the CFPB, with very broad rule-making and enforcement authorities;

•	grants authority to state agencies to enforce state and federal laws against national banks;

•	subjects the Company to new and different litigation and regulatory enforcement risks; and

•	limits the manner in which compensation is paid to executive officers and employees generally.
The Company has incurred and will continue to incur substantial personnel, systems, consulting, and other costs in order to comply with new regulations promulgated under the Dodd-Frank Act, particularly with respect to stress testing and risk management. Because the responsible agencies are still in the process of proposing and finalizing many of the regulations required under the Dodd-Frank Act, the full impact of this legislation on the Company, its business strategies, and financial performance cannot be known at this time, and may not be known for some time. Individually and collectively, regulations adopted under the Dodd-Frank Act may materially adversely affect the Company’s business, financial condition, and results of operations.
Other legislative and regulatory actions taken now or in the future may have a significant adverse effect on our operations.
In addition to the Dodd-Frank Act described above, bank regulatory agencies and international regulatory consultative bodies have proposed or are considering new regulations and requirements, some of which may be imposed without formal promulgation.
There can be no assurance that any or all of these regulatory changes or actions will ultimately be adopted. However, if adopted, some of these proposals could adversely affect the Company by, among other things: impacting after tax returns earned by financial services firms in general; limiting the Company’s ability to grow; increasing taxes or fees on some of the Company’s funding or activities; limiting the range of products and services that the Company could offer; and requiring the Company to raise capital at inopportune times.
The ultimate impact of these proposals cannot be predicted, as it is unclear which, if any, may be adopted.
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
We are subject to risks associated with legal claims, fines, litigation, and regulatory and other government proceedings. The Company’s exposure to these proceedings has increased and may further increase as a result of stresses on customers, counterparties and others arising from the past or current economic environments, new regulations promulgated under recently adopted statutes, the creation of new examination and enforcement bodies, and increasingly aggressive enforcement and legal actions against banking organizations.
Credit quality has adversely affected us and may adversely affect us in the future.
Credit risk is one of our most significant risks. If the strength of the U.S. economy in general and the strength of the local economies in which we and our subsidiary banks conduct operations declined, this could result in, among other things, deterioration in credit quality and/or reduced demand for credit, including a resultant adverse effect on the income from our loan portfolio, an increase in charge-offs and an increase in the allowance for loan and lease losses.
Failure to effectively manage our credit concentration or counterparty risk could adversely affect us.
Increases in concentration or counterparty risk could adversely affect the Company. Concentration risk across our loan and investment portfolios could pose significant additional credit risk to the Company due to exposures which perform in a similar fashion. Counterparty risk could also pose additional credit risk.
The quality and liquidity of our asset-backed investment securities portfolio has adversely affected us and may continue to adversely affect us.
The Company’s asset-backed investment securities portfolio includes CDOs collateralized by trust preferred securities issued by bank holding companies, and insurance companies. Many factors, some of which are beyond the Company’s control, significantly influence the fair value and impairment status of these securities. These factors include, but are not limited to, defaults, deferrals, and restructurings by debt issuers, the views of banking regulators, changes in our accounting treatment with respect to these securities, rating agency downgrades of securities, lack of market pricing of securities, or the return of market pricing that varies from the Company’s current model valuations, and changes in prepayment rates and future interest rates. The occurrence of one or more of these factors could result in additional OTTI charges with respect to our CDO portfolio, which could be material.
The Company may not be able to utilize the significant deferred tax asset recorded on its balance sheet.
The Company’s balance sheet includes a significant deferred tax asset. The largest components of this asset result from additions to our allowance for loan and lease losses for purposes of generally accepted accounting principles in excess of loan losses actually taken for tax purposes and other than temporary impairment losses taken on our securities portfolio that have not yet been realized for tax purposes by selling the securities. Our ability to continue to record this deferred tax asset is dependent on the Company’s ability to realize its value through net operating loss carry-backs or future projected earnings. Loss of part or all of this asset would adversely impact tangible capital. In addition, inclusion of this asset in determining regulatory capital is subject to certain limitations. There are immaterial amounts of deferred tax assets disallowed for regulatory purposes at some of the Company’s subsidiary banks. No deferred tax assets are disallowed at the Parent level.
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
We are making a significant investment to replace our core loan and deposit systems and to upgrade our accounting systems. The actual duration, cost, expected savings, and other factors to implement these initiatives may vary significantly from our estimates, which could materially affect the Company, including its results of operations.
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
We have plans, policies and procedures designed to prevent or limit the negative effect of these adverse developments. However, there can be no assurance that any such adverse developments will not occur or, if they do occur, that they will be adequately remediated. The occurrence of any adverse development could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could materially affect the Company, including its results of operations in any given reporting period.
Our results of operations depend upon the performance of our subsidiaries.
We are a holding company that conducts substantially all of our operations through our banking and other subsidiaries. We receive substantially all of our revenues from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common and preferred stock and interest and principal on our debt. We and certain of our subsidiaries have experienced periods of unprofitability or reduced profitability since the financial crisis. The ability of the Company and our subsidiary banks to pay dividends is restricted by regulatory requirements, including profitability and the need to maintain required levels of capital. Lack of profitability or reduced profitability exposes us to the risk that regulators could restrict the ability of our subsidiary banks to pay dividends. It also increases the risk that the Company may have to establish a “valuation allowance” against its net deferred tax asset.
The ability of our subsidiary banks to pay dividends or make other payments to us is also limited by their obligations to maintain sufficient capital and by other general regulatory restrictions on their dividends. If they do not satisfy these regulatory requirements, we may be unable to pay interest on our indebtedness. The OCC, the primary regulator for certain of our subsidiary banks, has issued policy statements generally requiring insured banks only to pay dividends out of current earnings. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, which could include the payment of dividends, such authority may take actions requiring that such bank refrain from the practice. Payment of dividends could also be subject to regulatory limitations if a subsidiary bank were to become “under-capitalized” for purposes of the applicable federal regulatory “prompt corrective action” regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC’s staff 180 days or more before the end of the Company’s fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES
At December 31, 2013, the Company operated 469 domestic branches, of which 286 are owned and 183 are leased. The Company also leases its headquarters offices in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For additional information regarding leases and rental payments, see Note 18 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
The information contained in Note 18 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ on February 18, 2014 was $30.92 per share.

The following schedule sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on NASDAQ.

	2013		2012
	High	Low	High	Low

1st Quarter	$25.86	$21.56	$22.81	$16.40
2nd Quarter	29.41	23.10	21.55	17.45
3rd Quarter	31.40	26.79	21.68	17.58
4th Quarter	30.13	26.89	22.66	19.03
During 2013, the Company redeemed all of the outstanding $800 million par amount (799,467 shares) of its 9.5% Series C preferred stock at 100% of the $25 per depositary shares. The Company also issued several series of preferred stock during 2013, including $172 million of Series G (171,827 shares), $126 million of Series H (126,221 shares), $301 million of Series I (300,893 shares), $195 million of Series J (195,152 shares), and $6 million of additional Series A shares (5,907 shares).

See Note 14 of the Notes to Consolidated Financial Statements for further information regarding equity transactions during 2013.

As of February 18, 2014, there were 5,558 holders of record of the Company’s common stock.

EQUITY CAPITAL AND DIVIDENDS
We have 4,400,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2013, 66,000, 143,750, 171,827, 126,221, 300,893, and 195,152 of preferred shares series A, F, G, H, I, and J respectively, have been issued and are outstanding. In addition, holders of $227 million of the Company’s subordinated debt have the right to convert that debt into either Series A or C preferred stock. In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid quarterly in arrears. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. All the outstanding series of preferred stock are registered with the SEC. In addition, Series A, F, G, and H preferred stock are listed and traded on the New York Stock Exchange. See Note 14 of the Notes to Consolidated Financial Statements for further information regarding the Company’s preferred stock.

The frequency and amount of common stock dividends paid during the last two years are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2013	$0.01	$0.04	$0.04	$0.04
2012	0.01	0.01	0.01	0.01
The Company’s Board of Directors approved a dividend of $0.04 per common share payable on February 27, 2014 to shareholders of record on February 20, 2014. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition, and regulatory approvals.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

SHARE REPURCHASES
The following schedule summarizes the Company’s share repurchases for the fourth quarter of 2013.

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

October	1,860	$27.40	—	$—
November	550	28.25	—	—
December	140	29.20	—	—
Fourth quarter	2,550	27.68	—
1Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock and restricted stock units under the “withholding shares” provision of an employee share-based compensation plan.

PERFORMANCE GRAPH
The following stock performance graph compares the five-year cumulative total return of Zions Bancorporation’s common stock with the Standard & Poor’s 500 Index and the KBW Bank Index, both of which include Zions Bancorporation. The KBW Bank Index is a market capitalization-weighted bank stock index developed and published by Keefe, Bruyette & Woods, Inc., a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 24 geographically diverse stocks representing national money center banks and leading regional financial institutions. The stock performance graph is based upon an initial investment of $100 on December 31, 2008 and assumes reinvestment of dividends.

PERFORMANCE GRAPH FOR ZIONS BANCORPORATION INDEXED COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	2008	2009	2010	2011	2012	2013

Zions Bancorporation	100.0	52.7	99.6	67.0	88.4	124.3
KBW Bank Index	100.0	98.3	121.3	93.2	123.8	170.5
S&P 500	100.0	126.5	145.5	148.6	172.3	228.0

ITEM 6. SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

(Dollar amounts in millions, except per share amounts)	2013/2012 Change	2013	2012	2011	2010	2009
For the Year
Net interest income	-2%	$1,696.3	$1,731.9	$1,756.2	$1,714.3	$1,885.6
Noninterest income	-20%	337.4	419.9	498.2	453.6	816.0
Total revenue	-5%	2,033.7	2,151.8	2,254.4	2,167.9	2,701.6
Provision for loan losses	-713%	(87.1)	14.2	74.5	852.7	2,017.1
Noninterest expense	+7%	1,714.4	1,595.0	1,658.6	1,718.3	1,671.3
Impairment loss on goodwill	-100%	—	1.0	—	—	636.2
Income (loss) before income taxes	-25%	406.4	541.6	521.3	(403.1)	(1,623.0)
Income taxes (benefit)	-26%	142.9	193.4	198.6	(106.8)	(401.3)
Net income (loss)	-24%	263.5	348.2	322.7	(296.3)	(1,221.7)
Net income (loss) applicable to noncontrolling interests	-77%	(0.3)	(1.3)	(1.1)	(3.6)	(5.6)
Net income (loss) applicable to controlling interest	-25%	263.8	349.5	323.8	(292.7)	(1,216.1)
Net earnings (loss) applicable to common shareholders	+65%	294.0	178.6	153.4	(412.5)	(1,234.4)

Per Common Share
Net earnings (loss) – diluted	+63%	1.58	0.97	0.83	(2.48)	(9.92)
Net earnings (loss) – basic	+63%	1.58	0.97	0.83	(2.48)	(9.92)
Dividends declared	+225%	0.13	0.04	0.04	0.04	0.10
Book value[1]	+11%	29.57	26.73	25.02	25.12	27.85
Market price – end		29.96	21.40	16.28	24.23	12.83
Market price – high		31.40	22.81	25.60	30.29	25.52
Market price – low		21.56	16.40	13.18	12.88	5.90

At Year-End
Assets	+1%	56,031	55,512	53,149	51,035	51,123
Net loans and leases	+4%	39,043	37,665	37,258	36,830	40,260
Deposits	—%	46,362	46,133	42,876	40,935	41,841
Long-term debt	-3%	2,274	2,337	1,954	1,943	2,033
Shareholders’ equity:
Preferred equity	-11%	1,004	1,128	2,377	2,057	1,503
Common equity	+11%	5,461	4,924	4,608	4,591	4,190
Noncontrolling interests	+100%	—	(3)	(2)	(1)	17

Performance Ratios
Return on average assets		0.48%	0.66%	0.63%	(0.57)%	(2.25)%
Return on average common equity		5.73%	3.76%	3.32%	(9.26)%	(28.35)%
Tangible return on average tangible common equity		7.44%	5.18%	4.72%	(11.88)%	(18.93)%
Net interest margin		3.36%	3.57%	3.77%	3.70%	3.91%

Capital Ratios[1]
Equity to assets		11.54%	10.90%	13.14%	13.02%	11.17%
Tier 1 common		10.18%	9.80%	9.57%	8.95%	6.73%
Tier 1 leverage		10.48%	10.96%	13.40%	12.56%	10.38%
Tier 1 risk-based capital		12.77%	13.38%	16.13%	14.78%	10.53%
Total risk-based capital		14.67%	15.05%	18.06%	17.15%	13.28%
Tangible common equity		8.02%	7.09%	6.77%	6.99%	6.12%
Tangible equity		9.85%	9.15%	11.33%	11.10%	9.16%

Selected Information
Average common and common-equivalent shares (in thousands)		184,297	183,236	182,605	166,054	124,443
Common dividend payout ratio		8.20%	4.14%	4.80%	na	na
Full-time equivalent employees		10,452	10,368	10,606	10,524	10,529
Commercial banking offices		469	480	486	495	491

[1]	At year-end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY
Company Overview
Zions Bancorporation (“the Parent”) and subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) together comprise a $56 billion financial holding company headquartered in Salt Lake City, Utah. The Company is considered a “systemically important financial institution” under the Dodd-Frank Act.

•	As of December 31, 2013, the Company was the 17th largest domestic bank holding company in terms of deposits and is included in the S&P 500 and NASDAQ Financial 100 indices.

•	At December 31, 2013, the Company operated banking businesses through 469 domestic branches in ten Western and Southwestern states.

•	The Company ranked in the top 10 nationally for loans provided to small businesses, under both the Small Business Administration’s 7(a) and 504 programs.

•	The Company has been awarded numerous “Excellence” awards by Greenwich Associates, having received 12 awards for the 2013 survey.

•	Revenues and profits are primarily derived from commercial customers.

•	The Company also provides public finance, wealth management and brokerage services.

Long-Term Strategy
We strive to maintain a local community and regional bank approach for customer-facing elements of our business. We believe that our target customers appreciate the local focus and fast decision-making provided by our local management teams. By retaining a significant degree of autonomy in product offerings and pricing, we believe our banks have a meaningful competitive advantage over larger national banks whose loan and deposit products are often homogeneous. However, we centralize or oversee centrally many non-customer facing operations, such as risk and capital management, and technology and back-office operations. By centralizing many of these functions, we believe we can generally achieve greater economies of scale and stronger risk management, and that scale gives our portfolio of community banks superior access to capital markets, and more robust treasury management and other product capabilities than smaller, independent community banks.

Our strategy is driven by four key factors:

•	focus on growth markets;

•	maintain a sustainable competitive advantage over large national and global banks by keeping many decisions that affect customers local;

•	maintain a sustainable competitive advantage over community banks through superior products, productivity, efficiency, and a lower cost of capital; and

•	centralize and standardize policies and oversight of key risks, technology and operations.

Focus on Growth Markets
The Company seeks to grow both organically and through acquisitions in growth markets. The states in our Western geographic footprint have, on average, experienced higher rates of population and economic growth than the rest of the country. Our footprint is well diversified by industry, and enjoys strong business formation rates, real estate development, and general economic expansion.

•
GDP growth in our footprint has exceeded nominal U.S. GDP by an average of 1.3% per year (compounded) over the last ten years; i.e., from 2002-2012, nominal U.S. GDP grew by 3.8%, while nominal GDP in Zions’ footprint (weighted by December 31, 2013 assets) grew by 5.1%.

•
Job creation within the Zions’ footprint has greatly exceeded the national rate during the past ten years. U.S. nonfarm payroll jobs increased by 5.0% during the last ten years; however, job creation in Zions’ footprint increased by 13.6%.

While some states in our footprint experienced a significant slowing in economic activity during the recent recession, others have experienced above-average growth and stronger resistance to the economic downturn.

More than 75% of the Company’s assets are located in Utah, California and Texas. Zions Bank has approximately $19 billion in assets, which represent 33% of the Company’s assets. Zions Bank is the second largest full-service commercial bank in the state of Utah and the fourth largest in Idaho as measured by domestic deposits, and operates in all submarkets in Utah and most submarkets in Idaho. The Utah economy is primarily based on the energy, agriculture, real estate, computer technology, education, health care, and financial services sectors. During 2013, Utah employment grew at a rate of 6.4% compared to the national employment growth rate of 1.6%. This growth decreased Utah’s overall unemployment rate to 4.1% in 2013 from 5.4% in 2012. In addition, the Utah state government has been recognized for its policies promoting a business-friendly climate, providing a predictable and stable tax policy, and controlling government spending levels. See “Business Segment Results” on page 46 for further discussion on the 2013 performance of Zions Bank.

California’s economy is the largest in the United States, representing approximately 13% of the nation’s GDP, and is based on a diverse group of business sectors. CB&T has approximately $11 billion in assets, which represent 19% of the Company’s assets. The state has continued to experience improvements in residential property and CRE values. Increased employment, combined with recently approved increases in taxes have resulted in an estimated $2.4 billion surplus for the state budget. Trends in unemployment, home foreclosures, and bank credit problems continue to improve throughout California, resulting in corresponding reductions in problem credits and nonperforming assets at CB&T. The state’s unemployment rate steadily declined from its peak of 12.4% in October 2010, to 8.3% in December 2013, but still remains well above the 6.7% national average. California’s recovery, however, has been uneven, with coastal areas experiencing much greater gains in employment and housing prices than the interior parts of the state. CB&T’s primary markets – the coastal and major metropolitan areas in California including the San Francisco Bay area, Los Angeles County, Orange County, and San Diego – continued to experience economic improvements in 2013 compared to 2012. Unemployment rates are much lower in CB&T’s primary markets compared to the state as a whole. See “Business Segment Results” on page 46 for further discussion of the 2013 performance of CB&T.

Amegy, located in Texas, has $14 billion in assets, which represent 24% of the Company’s assets. Texas has a well diversified economy that is the second largest in the United States. Significant drivers of its growth are the energy, health care, manufacturing, transportation, and technology sectors. In addition, the Texas economic environment benefits from business-friendly growth policies and affordable housing markets. These attributes and industry sectors have propelled the Texas economy to outperform the nation, which has resulted in the unemployment rate declining to 6.0% compared to the national rate of 6.7%. Amegy’s three primary markets, Houston, Dallas and San Antonio, experienced strong job growth in 2013. See “Business Segment Results” on page 46 for further discussion on the 2013 performance of Amegy.

Keep Decisions That Affect Customers Local
We believe that over the long term, ensuring that local management teams retain the authority over many of the decisions affecting their customers is a strategy that ultimately generates optimal growth and profitability in our banking businesses. We operate eight different community and regional banks, each under a different name and each with its own charter, chief executive officer, and management team. We believe this approach allows us to attract and retain exceptional management, and provides service of the highest quality to our targeted customers. This structure helps ensure that many of the decisions related to customers are made at a local level:

•	branding and marketing strategies;

•	product offerings and pricing;

•	credit decisions (within the limits of established corporate policy); and

•	relationship management strategies and the integration of various business lines.

The results of this service are evident in the outcome of the Greenwich Associates annual survey, wherein the Company consistently receives numerous “Excellent” ratings from small and middle-market businesses.

Maintain a Sustainable Competitive Advantage Over Community Banks
To create a sustainable competitive advantage over other smaller community banks, we focus on achieving better product breadth and quality, productivity, economies of scale, availability of liquidity, and a lower cost of capital. Compared to community banks:

•	We use the combined scale of all of our banking operations to create a broad product offering;

•	Our larger capital base and breadth of product offerings allows us to lend to business customers of a wide range of sizes, from small businesses to large companies;

•
For certain products for which economies of scale are believed to be critical, the Company “manufactures” the product centrally or is able to obtain services from third-party vendors at lower costs due to volume-driven pricing power; and

•
Our combined size and diversification affords us superior access to the capital markets for debt and equity financing; over the long term, this advantage has historically, and should in the future, result in a lower cost of capital than our subsidiary banks could achieve on their own.

Centralize and Standardize Policies and Oversight of Key Risks
We seek to standardize policies and practices related to the management of key risks in order to assure a consistent risk profile in an otherwise decentralized management model. Among these key risks and functions are credit, interest rate, liquidity, and market risks.

•	The Company conducts regular stress testing of the loan portfolio using multiple economic scenarios. Such tests help to identify pockets of risk and enable management to reduce risk.

•	The Company oversees credit risk using a single credit policy and specialists in business, commercial real estate’ consumer lending, and in concentration risk management.

•	The Company regularly measures interest rate and liquidity risk and uses capital markets instruments to adjust risks to stay within Board-approved levels.

•	The Company centrally monitors and oversees operational risk. Centralized internal audit, credit examination, and compliance functions test compliance with established policies.

MANAGEMENT’S OVERVIEW OF 2013 PERFORMANCE
The Company reported net earnings applicable to common shareholders for 2013 of $294.0 million or $1.58 per diluted common share compared to $178.6 million or $0.97 per diluted common share for 2012.

While we are encouraged with the 2013 results, we strive to further improve our return on equity through improved business operations, lower cost of funding, and increased revenue.

Areas Experiencing Strength in 2013

•
The Company improved its profitability, generating a 7.44% tangible return on average tangible common equity compared to 5.18% in 2012. Two major items had a significant adverse impact on profitability during the year: 1) extinguishment expense related to high-cost debt that was redeemed during 2013, and 2) net impairment losses on investment securities. Together, these items reduced after-tax earnings by approximately $174.2 million. One major item had a significant favorable impact on profitability – the preferred stock redemption of $126 million associated with the call of Zions’ Series C preferred stock.

•
Tier 1 common (“T1C”) capital plus reserves for credit losses improved and now ranks at or above peer medians (see Chart 1). We made significant additional progress toward reducing the cost of our capital and debt. In 2013, we fully redeemed our high-cost Series C preferred stock which had a carrying value of $926 million. To redeem the Series C preferred stock, we issued lower-cost Series G, H, I and J preferred shares. As a result of these actions, we estimate that preferred dividends in 2014 will be approximately $72 million, compared to preferred dividends paid of $95 million in 2013. Our T1C capital ratio further improved to 10.18% at December 31, 2013. We successfully tendered for $258 million of expensive senior notes and $250 million of expensive subordinated debt; in both instances, the cost of replacement debt was significantly lower.

•
Asset quality improved significantly; nonperforming lending-related assets declined 39% in 2013 (see Chart 2), and net charge-offs declined to $52 million in 2013 from $155 million in 2012. As a result, credit costs, including other real estate expense and credit-related expense, declined 50%.

•
Loans, our primary revenue driver, increased on a net basis by $1.4 billion, or 3.7%, compared to December 31, 2012, including increases of $1.2 billion in commercial and industrial, $387 million in 1-4 family residential, and $244 million in construction and land development loans. This loan growth came despite the net run-off of $152 million in owner occupied loans, $57 million in commercial real estate term loans, and $178 million in FDIC-supported loans. Unfunded lending commitments increased $1.9 billion in 2013, which is expected to result in improved loan growth in 2014.

•	Despite a difficult interest rate environment and modest loan growth, we successfully maintained relatively stable net interest income in 2013 compared to 2012 (see Chart 3).

•	AOCI improved by $254 million, due in large measure to improved market values for the Company’s CDO securities and reduction of impairment losses on investment securities.
Chart 1. TIER 1 COMMON CAPITAL + RESERVES AS A PERCENTAGE OF RISK-WEIGHTED ASSETS

Chart 2. NONPERFORMING LENDING-RELATED ASSETS AS A PERCENTAGE OF NET LOANS
AND OTHER REAL ESTATE OWNED

Chart 3. NET INTEREST INCOME
(amounts in millions)

Areas Experiencing Weakness in 2013

•
Our net interest margin declined to 3.36% from 3.57% in 2012, but continued to remain reasonably strong relative to other peer banks. This decline was predominantly due to the substantial increase in low-yielding money market investments, which was driven by a strong increase in noninterest-bearing demand deposits. Additional pressure on the NIM in 2013 was also due to loan maturities and resets. Many loans that were originated in prior years had higher rates than market rates during 2013, and thus when such loans mature or the rates reset, the yield frequently declines compared to the prior yield.

•
Redemption expenses of high-cost debt weighed significantly on profitability. The high cost of debt is a byproduct of our efforts to stabilize the Company’s capital base and funding during the recent recession. While significant debt refinancing activities were completed in 2013, some additional relatively expensive debt that matures in 2014 and 2015 remains.

•
While some credit quality ratios, such as net charge-offs as a percentage of average loans, have improved to prerecession levels, other ratios, such as nonperforming lending-related assets as a percentage of loans and other real estate owned, are still elevated compared to long-term averages.

•
Net impairment losses on investment securities were $165 million in 2013. Of this amount, $137.1 million was related to planned CDO sales. The CDOs were sold during the first quarter of 2014 at prices higher than their market prices during the recent recession.

Areas of Focus for 2014

•	Increase the loan growth rate, primarily through continued strong business lending and additional growth in residential mortgage lending.

•	Further reduce nonaccrual and classified loans.

•	Increase fee income through changes to product pricing, improved product distribution, and improved cross sales.

•	Manage noninterest expenses.

Schedule 1 presents the key drivers of the Company’s performance during 2013 and 2012:

Schedule 1
KEY DRIVERS OF PERFORMANCE
2013 COMPARED TO 2012

Driver	2013	2012	Change better/(worse)

	(Amounts in billions)
Average net loans and leases	$38.1	$37.0	3%
Average money market investments	8.8	7.9	11%
Average noninterest-bearing deposits	18.0	16.7	8%
Average total deposits	45.3	43.4	4%

	(Amounts in millions)
Net interest income	$1,696.3	$1,731.9	(2)%
Provision for loan losses	(87.1)	14.2	nm
Net impairment losses on investment securities	(165.1)	(104.1)	(59)%
Other noninterest income	502.5	524.0	(4)%
Noninterest expense	1,714.4	1,596.0	(7)%

Nonaccrual loans [1]	406	648	37%

Net interest margin	3.36%	3.57%	(21)bps
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned [2]	1.15%	1.96%	81 bps
Ratio of total allowance for credit losses to net loans and leases outstanding	2.14%	2.66%	52 bps
Tier 1 common capital ratio	10.18%	9.80%	38 bps
1 Includes FDIC-supported loans
2 Includes loans for sale

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

We have included, where applicable in this document, sensitivity schedules and other examples to demonstrate the impact of the changes in estimates made for various financial transactions. The sensitivities in these schedules and examples are hypothetical and should be viewed with caution. Changes in estimates are based on variations in assumptions and are not subject to simple extrapolation, as the relationship of the change in the assumption to the change in the amount of the estimate may not be linear. In addition, the effect of a variation in one assumption is in reality likely to cause changes in other assumptions, which could potentially magnify or counteract the sensitivities.

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

Investment securities are valued using several methodologies, which depend on the nature of the security, availability of current market information, and other factors. Certain CDOs are valued using an internal model and the assumptions are analyzed for sensitivity. “Investment Securities Portfolio” on page 51 provides more information regarding this analysis.

Investment securities are reviewed formally on a quarterly basis for the presence of OTTI. The evaluation process takes into account current market conditions, the fair value of the security relative to its amortize cost, and many other factors. The decision to deem these securities OTTI is based on a specific analysis of the structure of each security and an evaluation of the underlying collateral. OTTI is considered to have occurred if (1) we intend to sell the security; (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria.

Notes 1, 6, 8, 10 and 21 of the Notes to Consolidated Financial Statements and “Investment Securities Portfolio” on page 51 contain further information regarding the use of fair value estimates.

Allowance for Credit Losses
The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but which have not been specifically identified. The determination of the appropriate level of the allowance is based on periodic evaluations of the portfolios. This process includes both quantitative and qualitative analyses, as well as a qualitative review of the results. The qualitative review requires a significant amount of judgment, and is described in more detail in Note 7 of the Notes to Consolidated Financial Statements.

The reserve for unfunded lending commitments provides for potential losses associated with off-balance sheet lending commitments and standby letters of credit. The reserve is estimated using the same procedures and methodologies as for the allowance for loan losses, plus assumptions regarding the probability and amount of unfunded commitments being drawn.

There are numerous components that enter into the evaluation of the allowance for loan losses. Although we believe that our processes for determining an appropriate level for the allowance adequately address the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses. As an example, if a total of $1.5 billion of Pass grade loans were to be immediately classified as Special Mention, Substandard or Doubtful (as defined in Note 7 of the Notes to Consolidated Financial Statements) in the same proportion and in the same loan categories as the existing criticized and classified loans to the whole portfolio, the quantitatively determined amount of the allowance for loan losses at December 31, 2013 would increase by approximately $63 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process.

Although the qualitative process is subjective, it represents the Company’s best estimate of qualitative factors impacting the determination of the allowance for loan losses. Such factors include, but are not limited to, national and regional economic trends and indicators. We believe that given the procedures we follow in determining the allowance for loan losses for the loan portfolio, the various components used in the current estimation processes are appropriate.

Note 7 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 65 contain further information and more specific descriptions of the processes and methodologies used to estimate the allowance for credit losses.

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

Weakening in the economic environment, a decline in the performance of the reporting units, or other factors could cause the fair value of one or more of the reporting units to fall below carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management’s expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Company’s regulatory capital ratios, tangible common equity ratio, or liquidity position.

During the fourth quarter of 2013, we performed our annual goodwill impairment evaluation of the entire organization, effective October 1, 2013. Upon completion of the evaluation process, we concluded that none of our subsidiary banks was impaired. Furthermore, the evaluation process determined that the fair values of Amegy, CB&T, and Zions Bank exceeded their carrying values by 18%, 44% and 13%, respectively. Additionally, we performed a hypothetical sensitivity analysis on the discount rate assumption to evaluate the impact of an adverse change to this assumption. If the discount rate applied to future earnings were increased by 100 bps, then the fair values of Amegy, CB&T, and Zions Bank would exceed their carrying values by 14%, 39%, and 4%, respectively. Note 10 of the Notes to Consolidated Financial Statements contains additional information related to goodwill.

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

The Company had net Deferred Tax Assets (“DTAs”) of $304 million at December 31, 2013, compared to $406 million at December 31, 2012. The most significant portions of the deductible temporary differences relate to (1) the allowance for loan losses and (2) fair value adjustments or impairment write-downs related to securities. No valuation allowance has been recorded as of December 31, 2013 related to DTAs except for a full valuation reserve related to certain acquired net operating losses from an immaterial nonbank subsidiary. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to (1) carry back net operating losses to prior tax periods, (2) utilize the reversal of taxable temporary differences to offset deductible temporary differences, (3) implement tax planning strategies that are prudent and feasible, and (4) generate future taxable income.

After considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed.

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are also reassessed on a regular basis. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. The Company has tax reserves at December 31, 2013 of approximately $2 million, net of federal and/or state benefits, for uncertain tax positions primarily for various state tax contingencies in several jurisdictions.

Note 15 of the Notes to Consolidated Financial Statements contains additional information regarding income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 2 of the Notes to Consolidated Financial Statements discusses the expected impact of accounting pronouncements recently issued but not yet required to be adopted. Where applicable, the other Notes to

Consolidated Financial Statements and MD&A discuss new accounting pronouncements adopted during 2013 to the extent they materially affect the Company’s financial condition, results of operations, or liquidity.

RESULTS OF OPERATIONS
The Company reported net earnings applicable to common shareholders of $294.0 million, or $1.58 per diluted common share for 2013, compared to $178.6 million, or $0.97 per diluted common share for 2012. The following changes had a favorable impact on net earnings applicable to common shareholders:

•	$125.7 million benefit from preferred stock redemption;

•	$101.4 million decrease in the provision for loan losses;

•	$75.4 million reduction in preferred stock dividends;

•	$21.5 million decrease in the provision for unfunded lending commitments; and

•	$18.0 million decline in other real estate expense.

The impact of these items was partially offset by the following:

•	$120.2 million increase in debt extinguishment cost;

•	$61.1 million increase in net impairment losses on investment securities;

•	$35.6 million decrease in net interest income;

•	$27.3 million increase in salaries and employee benefits; and

•	$25.3 million increase in other noninterest expense.
In 2012, the Company reclassified credit card interchange fee income from interest and fees on loans to other service charges, commissions and fees. Additionally, income on factored receivables was reclassified from other service charges, commissions and fees to interest and fees on loans. There was no change in net earnings for any prior period presented and the reclassification did not significantly impact the Company’s net interest margin. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

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

Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of the Company’s revenue. For 2013, taxable-equivalent net interest income was $1,711.8 million, compared to $1,750.2 million and $1,776.4 million, in 2012 and 2011, respectively. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

Net interest margin in 2013 vs. 2012
The net interest margin was 3.36% and 3.57% for 2013 and 2012, respectively. The decrease resulted primarily from:

•	lower yields on loans, excluding FDIC-supported loans, and AFS investment securities; and

•	increased balance of low-yielding money market investments.
The impact of these items was partially offset by the following favorable developments:

•	lower yields on long-term debt and deposit funding; and

•	higher yields on FDIC-supported loans.
Even though the Company’s average loan portfolio, excluding FDIC-supported loans, was $1.3 billion higher in 2013 than in 2012, the average interest rate earned on those assets was 42 bps lower. This decline in interest income was primarily caused by (1) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (2) maturing loans, many of which had rate floors, being replaced with new loans at lower original coupons and/or lower floors compared to the rates at which loans were originated when spreads were higher.

The yield earned on AFS securities during 2013 was 77 bps lower than in the prior year. The yield decline primarily related to lower yields on asset backed securities. The fair values of these securities increased during 2013, but the coupon rates stayed the same, resulting in lower yields. Also, the interest rates for most of the securities in the AFS securities portfolio are based on variable rate indexes such as the 3-month LIBOR rate, which decreased between these reporting periods.

During 2013, most of the Company’s excess liquidity was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments increased to 17.3% of total interest-earning assets in 2013 compared to 16.2% in the prior year period. The average rate earned on these investments remained essentially unchanged for these time periods.

Noninterest-bearing demand deposits provided the Company with low cost funding and comprised 39.7% of average total deposits in 2013 compared to 38.4% in 2012. Additionally, the average rate paid on interest-bearing deposits during 2013 decreased by 8 bps compared to 2012. As a practical matter, it is becoming difficult to reduce deposit costs further as these costs approach zero.

During 2013, the Company refinanced a portion of its long-term debt by redeeming and repurchasing higher cost debt, while issuing new lower cost debt. This resulted in a $39 million increase in the average balance of long-term debt. The average interest rate paid on long-term debt decreased by 191 bps due to these transactions, as well as a reduction in the accelerated amortization of discount related to conversions of subordinated debt to preferred stock. Refer to the “Liquidity Management Actions” section on page 85 for more information.

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
The Company’s average loan portfolio, excluding FDIC-supported loans, was $359 million higher in 2012 than in

2011 and the average interest rate earned on those assets was 41 bps lower. The decline in interest income was primarily caused by (1) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (2) maturing loans, many of which had rate floors, being replaced with new loans at lower original coupons and/or lower floors compared to the rates at which loans were originated.
During 2012, a large portion of the Company’s excess liquidity was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments increased to 16.2% of total interest-earning assets in 2012 compared to 11.4% in 2011. The average rate earned by these investments was 0.27% in 2012, essentially unchanged from 2011.
Noninterest-bearing demand deposits provided the Company with low cost funding and comprised 38.4% of average total deposits in 2012 compared to 35.2% in 2011. Additionally, the average rate paid on interest-bearing deposits in 2012 decreased by 18 bps from 2011.

Chart 4 illustrates recent trends in the net interest margin and the average federal funds rate.

Chart 4. NET INTEREST MARGIN
See “Interest Rate and Market Risk Management” on page 78 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.

The spread on average interest-bearing funds was 3.02%, 3.16% and 3.21% for 2013, 2012 and 2011, respectively. The spread on average interest-bearing funds for 2013 was affected by the same factors that had an impact on the net interest margin.

We expect the mix of interest-earning assets to change over the next several quarters due to planned sales of certain AFS CDO securities, further decreases in the FDIC-supported loan portfolio, and slight-to-moderate loan growth. Loan yields are likely to continue to experience downward pressure due to competitive pricing and lower benchmark indices (such as LIBOR). We believe that some of the downward pressure on the net interest margin will be mitigated by the lower interest expense on long-term debt resulting from the refinancing transactions executed in 2013. We expect to further reduce interest expense in 2014 through the maturities of debt with relatively high interest costs. We also believe we can offset some of the pressure on the net interest margin through loan growth. However, net interest income is likely to decline over the next year compared to 2013 and the quarterly path may exhibit some volatility.

During 2009, the Company executed a subordinated debt modification and exchange transaction. The original discount on the convertible subordinated debt was $679 million; the remaining discount at December 31, 2013 was $42 million, which is 18.7% of the $227 million of remaining outstanding convertible subordinated notes. It included the following components:

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

The Company expects to remain “asset-sensitive” with regard to interest rate risk. The current period of low interest rates has lasted for several years. During this time, the Company has maintained an interest rate risk position that is more asset sensitive than it was prior to the economic crisis, and it expects to maintain this more asset-sensitive position for what may be a prolonged period. With interest rates at low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience. Further detail on interest rate risk is discussed in “Interest Rate Risk” on page 79.

Schedule 2 summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

Schedule 2
DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY
AVERAGE BALANCE SHEETS, YIELDS AND RATES

	2013			2012
(Amounts in millions)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$8,848	$23.4	0.26%	$7,930	$21.1	0.27%
Securities:
Held-to-maturity	762	37.4	4.91	774	42.3	5.47
Available-for-sale	3,107	72.2	2.32	3,047	94.2	3.09
Trading account	32	1.0	3.29	24	0.7	3.13
Total securities	3,901	110.6	2.84	3,845	137.2	3.57
Loans held for sale	149	5.4	3.58	187	6.6	3.51
Loans [2]:
Loans and leases	37,677	1,701.1	4.51	36,400	1,796.1	4.93
FDIC-supported loans	430	116.4	27.08	637	95.9	15.06
Total loans	38,107	1,817.5	4.77	37,037	1,892.0	5.11
Total interest-earning assets	51,005	1,956.9	3.84	48,999	2,056.9	4.20
Cash and due from banks	1,016			1,102
Allowance for loan losses	(830)			(986)
Goodwill	1,014			1,015
Core deposit and other intangibles	44			60
Other assets	2,693			3,089
Total assets	$54,942			$53,279
LIABILITIES
Interest-bearing deposits:
Saving and money market	$22,891	39.7	0.17	$22,061	52.3	0.24
Time	2,792	15.9	0.57	3,208	23.1	0.72
Foreign	1,662	3.3	0.20	1,493	4.7	0.31
Total interest-bearing deposits	27,345	58.9	0.22	26,762	80.1	0.30
Borrowed funds:
Federal funds purchased and other short-term borrowings	278	0.3	0.11	499	1.4	0.28
Long-term debt	2,274	185.9	8.17	2,234	225.2	10.08
Total borrowed funds	2,552	186.2	7.29	2,733	226.6	8.29
Total interest-bearing liabilities	29,897	245.1	0.82	29,495	306.7	1.04
Noninterest-bearing deposits	17,971			16,668
Other liabilities	586			605
Total liabilities	48,454			46,768
Shareholders’ equity:
Preferred equity	1,360			1,768
Common equity	5,130			4,745
Controlling interest shareholders’ equity	6,490			6,513
Noncontrolling interests	(2)			(2)
Total shareholders’ equity	6,488			6,511
Total liabilities and shareholders’ equity	$54,942			$53,279
Spread on average interest-bearing funds			3.02%			3.16%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,711.8	3.36%		$1,750.2	3.57%
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

2011			2010			2009
Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

$5,356	$13.8	0.26%	$4,085	$11.0	0.27%	$2,380	$7.9	0.33%

818	44.7	5.47	866	44.3	5.12	1,263	66.9	5.29
3,895	89.6	2.30	3,416	91.5	2.68	3,313	104.2	3.14
58	2.0	3.45	61	2.2	3.64	75	2.7	3.65
4,771	136.3	2.86	4,343	138.0	3.18	4,651	173.8	3.73
146	5.7	3.94	187	8.9	4.78	226	11.0	4.88

36,041	1,924.5	5.34	37,116	2,056.1	5.54	40,511	2,269.7	5.60
856	128.5	15.01	1,210	114.4	9.46	1,058	64.4	6.09
36,897	2,053.0	5.56	38,326	2,170.5	5.66	41,569	2,334.1	5.62
47,170	2,208.8	4.68	46,941	2,328.4	4.96	48,826	2,526.8	5.17
1,056			1,214			1,245
(1,272)			(1,556)			(1,105)
1,015			1,015			1,174
78			101			125
3,363			3,912			3,783
$51,410			$51,627			$54,048

$21,476	84.8	0.39	$22,039	126.5	0.57	$22,548	238.0	1.06
3,750	35.6	0.95	4,747	59.8	1.26	7,235	168.0	2.32
1,515	8.1	0.53	1,626	9.8	0.60	2,011	18.7	0.93
26,741	128.5	0.48	28,412	196.1	0.69	31,794	424.7	1.34

832	6.7	0.80	1,149	12.5	1.09	2,269	14.7	0.65
1,913	297.2	15.54	1,980	383.8	19.38	2,438	178.4	7.32
2,745	303.9	11.07	3,129	396.3	12.67	4,707	193.1	4.10
29,486	432.4	1.47	31,541	592.4	1.88	36,501	617.8	1.69
14,531			13,318			11,053
523			576			558
44,540			45,435			48,112

2,257			1,732			1,558
4,614			4,452			4,354
6,871			6,184			5,912
(1)			8			24
6,870			6,192			5,936
$51,410			$51,627			$54,048
		3.21%			3.08%			3.48%
	$1,776.4	3.77%		$1,736.0	3.70%		$1,909.0	3.91%

Schedule 3 analyzes the year-to-year changes in net interest income on a fully taxable-equivalent basis for the years indicated. For purposes of calculating the yields in these schedules, the average loan balances also include the principal amounts of nonaccrual and restructured loans. However, interest received on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal reductions. In addition, interest on restructured loans is generally accrued at reduced rates.

Schedule 3
ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2013 over 2012			2012 over 2011
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments	$2.7	$(0.4)	$2.3	$6.7	$0.6	$7.3
Securities:
Held-to-maturity	(0.6)	(4.3)	(4.9)	(2.4)	—	(2.4)
Available-for-sale	1.5	(23.5)	(22.0)	(19.5)	24.1	4.6
Trading account	0.3	—	0.3	(1.1)	(0.2)	(1.3)
Total securities	1.2	(27.8)	(26.6)	(23.0)	23.9	0.9
Loans held for sale	(1.3)	0.1	(1.2)	1.5	(0.6)	0.9
Loans [2]:
Loans and leases	59.5	(154.5)	(95.0)	19.3	(147.7)	(128.4)
FDIC-supported loans	(31.2)	51.7	20.5	(32.9)	0.3	(32.6)
Total loans	28.3	(102.8)	(74.5)	(13.6)	(147.4)	(161.0)
Total interest-earning assets	30.9	(130.9)	(100.0)	(28.4)	(123.5)	(151.9)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	2.3	(14.9)	(12.6)	0.8	(33.3)	(32.5)
Time	(2.4)	(4.8)	(7.2)	(3.9)	(8.6)	(12.5)
Foreign	0.3	(1.7)	(1.4)	—	(3.4)	(3.4)
Total interest-bearing deposits	0.2	(21.4)	(21.2)	(3.1)	(45.3)	(48.4)
Borrowed funds:
Federal funds purchased and other short-term borrowings	(0.2)	(0.9)	(1.1)	(0.9)	(4.4)	(5.3)
Long-term debt	3.3	(42.6)	(39.3)	32.4	(104.4)	(72.0)
Total borrowed funds	3.1	(43.5)	(40.4)	31.5	(108.8)	(77.3)
Total interest-bearing liabilities	3.3	(64.9)	(61.6)	28.4	(154.1)	(125.7)
Change in taxable-equivalent net interest income	$27.6	$(66.0)	$(38.4)	$(56.8)	$30.6	$(26.2)
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

Provisions for Credit Losses
The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based upon the inherent risks associated with such commitments. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various loan portfolios, the levels of actual charge-offs, credit trends, and external factors. See Note 7 of the Notes to Consolidated Financial Statements and “Credit Risk

Management” on page 65 for more information on how we determine the appropriate level for the ALLL and the RULC.

The provision for loan losses for 2013 was $(87.1) million compared to $14.2 million and $74.5 million for 2012 and 2011, respectively. During the past few years, the Company has experienced a significant improvement in credit quality metrics, including lower levels of criticized and classified loans and lower realized loss rates in most loan segments. However, the Company continues to exercise caution with regard to the appropriate level of the allowance for loan losses, given the slow economic recovery. At December 31, 2013, classified loans were $1.3 billion compared to $1.9 billion and $2.3 billion at December 31, 2012 and 2011, respectively.

Net loan and lease charge-offs declined to $52 million in 2013 from $155 million and $456 million in 2012 and 2011, respectively. During the fourth quarter of 2013, the annualized ratio of net loan and lease charge-offs to average loans was 0.20%. See “Nonperforming Assets” on page 74 and “Allowance and Reserve for Credit Losses” on page 77 for further details.

During 2013, the Company recorded a $(17.1) million provision for unfunded lending commitments compared to $4.4 million in 2012 and $(9.3) million in 2011. The overall decrease in the provision from 2012 to 2013 resulted primarily from refinements in the process of estimating the rate at which such commitments are likely to convert into funded balances, and from continued improvements in credit quality. The decrease was partially offset by an increase in unfunded lending commitments. The increase in the provision from 2011 to 2012 was primarily caused by a higher level of unfunded loan commitments, which had outpaced improvements in credit quality. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizeable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as changes in credit quality.

Although classified and nonperforming loan volumes continue to be elevated when compared to long-term historical levels, most measures of credit quality continued to show improvement during 2013. Barring any significant economic downturn, we expect the Company’s credit costs to remain low for the next several quarters.

A significant portion of net earnings in recent periods is attributable to the reduction in the allowance for credit losses. This is primarily attributable to continued reduction in both the quantity of problem loans and the loss severity of such problem loans. Although we currently expect further reductions in the allowance based on expected improvements in credit quality, this source of earnings is not sustainable into perpetuity; furthermore, a deterioration in economic conditions within our footprint would likely result in net additions to the allowance, resulting in a significant change in profitability.

Noninterest Income
Noninterest income represents revenues the Company earns for products and services that have no interest rate or yield associated with them. For 2013, noninterest income was $337.4 million compared to $419.9 million in 2012 and $498.2 million in 2011.

Schedule 4 presents a comparison of the major components of noninterest income for the past three years.

Schedule 4
NONINTEREST INCOME

(Amounts in millions)	2013	Percent change	2012	Percent change	2011

Service charges and fees on deposit accounts	$176.3	(0.1)%	$176.4	1.1%	$174.4
Other service charges, commissions and fees	181.5	4.1	174.4	(6.2)	185.9
Trust and wealth management income	29.9	5.3	28.4	6.4	26.7
Capital markets and foreign exchange	28.1	4.9	26.8	(14.6)	31.4
Dividends and other investment income	46.1	(17.4)	55.8	31.6	42.4
Loan sales and servicing income	35.3	(11.8)	40.0	42.3	28.1
Fair value and nonhedge derivative loss	(18.2)	16.5	(21.8)	(336.0)	(5.0)
Equity securities gains, net	8.5	(24.8)	11.3	73.8	6.5
Fixed income securities gains (losses), net	(2.9)	(114.8)	19.6	64.7	11.9
Impairment losses on investment securities:
Impairment losses on investment securities	(188.6)	(13.4)	(166.3)	(115.1)	(77.3)
Noncredit-related losses on securities not expected to
be sold (recognized in other comprehensive income)	23.5	(62.2)	62.2	42.7	43.6
Net impairment losses on investment securities	(165.1)	(58.6)	(104.1)	(208.9)	(33.7)
Other	17.9	36.6	13.1	(55.7)	29.6
Total	$337.4	(19.6)	$419.9	(15.7)	$498.2

Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees, increased by $7.1 million in 2013 compared to 2012. Most of the increase can be attributed to higher bankcard merchant and interchange fees. In 2013, other service charges, commissions and fees included approximately $34.4 million of debit card interchange fees, compared to approximately $32.5 million in 2012.

Other service charges, commissions, and fees, decreased by $11.5 million in 2012 compared to 2011. Most of the decline can be attributed to decreased debit card interchange and ATM fees, partially offset by growth in credit card interchange fees and loan fees. See Note 1 of the Notes to Consolidated Financial Statements for information regarding the reclassification of fees in prior years.

On June 29, 2011, the Federal Reserve voted to adopt regulations implementing the Durbin Amendment of The Dodd-Frank Act, which placed limits on debit card interchange fees charged by banks. The Durbin Amendment became effective in the fourth quarter of 2011 and resulted in a significant decrease in other service charges, commissions, and fees during 2012. The Company’s interchange fees may be adversely affected in the future by the recent ruling of the U.S. District Court for the District of Columbia, which invalidated the Federal Reserve Board’s current regulation of debit card interchange fees. The ruling is currently under appeal.

Capital markets and foreign exchange income includes trading income, public finance fees, foreign exchange income, and other capital market related fees. This revenue remained fairly stable in 2013 when compared to the prior year. In 2012, capital markets and foreign exchange income decreased by $4.6 million from 2011. The decrease was primarily caused by lower income from trading fixed income corporate bonds and decreased foreign exchange income, partially offset by higher fees from municipal bond transactions. In 2012, in anticipation of the adoption of the Volcker Rule of the Dodd-Frank Act, the Company discontinued the trading of corporate bonds.

Dividends and other investment income consists of revenue from the Company’s bank-owned life insurance program and revenues from other investments. Revenues from other investments include dividends on FHLB and

Federal Reserve Bank stock, and earnings from other equity investments, including Federal Agricultural Mortgage Corporation (“FAMC”) and certain alternative venture investments. For 2013, this income was $46.1 million, compared to $55.8 million in 2012. The decrease is mostly caused by lower income from alternative venture investments, partially offset by higher earnings from FHLB and FAMC.

For 2012, dividends and other investment income increased by 31.6% from 2011, mainly due to higher earnings from unconsolidated subsidiaries.

Loan sales and servicing income was $35.3 million for 2013, compared to $40.0 for the prior year. The decrease is mainly caused by decreased income from loan sales, partly offset by increased servicing fees. In 2013, the Company originated fewer mortgages and retained more loans in its portfolio than in 2012.

Loan sales and servicing income increased by $11.9 million in 2012 or 42.3% compared to 2011. The increase is primarily due to larger gains from loan sales.

Fair value and nonhedge derivative loss consists of the following:

Schedule 5
FAIR VALUE AND NONHEDGE DERIVATIVE LOSS

(Amounts in millions)	2013	Percent change	2012	Percent change	2011

Nonhedge derivative income (loss)	$(0.5)	66.7%	$(1.5)	(122.1)%	$6.8
Total return swap	(21.8)	(0.5)	(21.7)	(102.8)	(10.7)
Derivative fair value credit adjustments	4.1	192.9	1.4	227.3	(1.1)
Total	$(18.2)	16.5	$(21.8)	(336.0)	$(5.0)

Fair value and nonhedge derivative losses were $3.6 million lower in 2013 than in 2012. The decreased losses are primarily attributable to changes in fair value on interest rate swaps.

Fair value and nonhedge derivative losses were $21.8 million in 2012 and $5.0 million in 2011. The increased loss in 2012 was mainly due to higher fees related to the TRS agreement and a decrease in income from Eurodollar futures used to manage the Company’s interest rate risk. TRS fees were higher in 2012 than in 2011 due to the timing of expense recognition.

During 2013, the Company recorded $8.5 million of equity securities gains, compared to $11.3 million in 2012 and $6.5 million in 2011. Most of the gains recognized in 2013 were generated by SBIC investments, private equity funds, and the sale of other investments. In 2012, the equity securities gains were primarily attributable to SBIC investments, and in 2011, to the sale of BServ, Inc. stock.

Fixed income securities losses were $2.9 million in 2013, compared to gains of $19.6 million in 2012 and $11.9 million in 2011. The net loss recorded in 2013 was primarily due to CDO sales, while the 2012 and 2011 gains resulted from the Company collecting principal payments for CDOs that had previously been written down.

The Company recognized net impairment losses on investment securities of $165.1 million in 2013, $104.1 million in 2012, and $33.7 million in 2011. See “Investment Securities Portfolio” on page 51 for additional information.

Other noninterest income was $17.9 million in 2013, compared to $13.1 million in 2012. The increase was primarily due to gains related to certain loans, which had been purchased from failed banks covered by FDIC loss-sharing agreements, as well as gains from branch deposit and asset sales. Other noninterest income was $29.6 million in 2011, which included payments from the FDIC related to certain acquired loans that had been determined to be covered by loss sharing agreements.

Noninterest Expense
Noninterest expense increased by 7.4% to $1,714.4 million in 2013, compared to 2012. During 2013, the Company refinanced a considerable portion of its long-term debt and incurred debt extinguishment costs. The Company also continued to make significant progress in resolving problem loans and improving the credit quality of its loan portfolio, which resulted in substantially lower other real estate and credit-related expenses.
Schedule 6 presents a comparison of the major components of noninterest expense for the past three years.

Schedule 6
NONINTEREST EXPENSE

(Amounts in millions)	2013	Percent change	2012	Percent change	2011

Salaries and employee benefits	$912.9	3.1%	$885.7	1.3%	$874.3
Occupancy, net	112.3	(0.5)	112.9	0.4	112.5
Furniture and equipment	106.6	(2.2)	109.0	3.1	105.7
Other real estate expense	1.7	(91.4)	19.7	(74.6)	77.6
Credit-related expense	33.6	(33.5)	50.5	(18.0)	61.6
Provision for unfunded lending commitments	(17.1)	(488.6)	4.4	147.3	(9.3)
Professional and legal services	68.0	29.5	52.5	34.6	39.0
Advertising	23.4	(8.9)	25.7	(5.5)	27.2
FDIC premiums	38.0	(12.4)	43.4	(32.1)	63.9
Amortization of core deposit and other intangibles	14.4	(15.3)	17.0	(15.4)	20.1
Debt extinguishment cost	120.2	—	—	—	—
Other	300.4	9.2	275.2	(3.8)	286.0
Total	$1,714.4	7.4	$1,596.0	(3.8)	$1,658.6

Salaries and employee benefits increased by 3.1% during 2013. Most of the increase can be attributed to higher base salaries and bonuses, which were partially offset by decreased share-based compensation and lower retirement expense.

Salaries and employee benefits increased by 1.3% during 2012. Salary expense for 2012 included share-based compensation expense of $31.5 million, compared to $29.0 million in 2011. Bonus and incentive expenses were lower in 2012 than in 2011 because certain long-term incentive compensation plans were no longer expected to pay out, or to pay out at a reduced amount.

Salaries and employee benefits are shown in greater detail in Schedule 7.

Schedule 7
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2013	Percent change	2012	Percent change	2011

Salaries and bonuses	$773.4	3.7%	$745.7	1.6%	$733.7
Employee benefits:
Employee health and insurance	48.9	0.6	48.6	(1.0)	49.1
Retirement	39.0	(4.4)	40.8	(4.0)	42.5
Payroll taxes and other	51.6	2.0	50.6	3.3	49.0
Total benefits	139.5	(0.4)	140.0	(0.4)	140.6
Total salaries and employee benefits	$912.9	3.1	$885.7	1.3	$874.3

Full-time equivalent (“FTE”) employees at December 31	10,452	0.8	10,368	(2.2)	10,606

Other real estate expense decreased 91.3% in 2013, compared to 2012. The decrease is primarily due to lower write-downs of OREO values during work-out and lower holding expenses, partially offset by decreased gains from property sales. OREO balances declined by 53.0% during the last 12 months, mostly due to a reduction in OREO properties.

Other real estate expense decreased in 2012 by 74.6% from 2011. The decrease was primarily due to a 35.9% reduction in OREO balances from 2011 to 2012, which resulted in reduced holding expenses, as well as lower write-downs of property carrying values.

Credit-related expense includes costs incurred during the foreclosure process prior to the Company obtaining title to collateral and recording an asset in OREO, as well as other out-of-pocket costs related to the management of problem loans and other assets. During 2013 and 2012, credit-related expense was $33.6 million and $50.5 million, respectively. The decrease in 2013 is primarily attributable to lower foreclosure costs and legal expenses. Additionally, the levels of problem credits have decreased from 2012. Credit related expense in 2012 was 18.0% lower than in 2011. The decline was primarily attributable to lower property tax and legal costs incurred during work-out.

Professional and legal services were $68.0 million in 2013, compared to $52.5 million in 2012. Most of the increase is attributed to higher consulting expenses related to the Company’s upgrade of its stress testing and capital planning capabilities and processes to meet CCAR standards, and to consulting fees related to projects to replace and/or upgrade its core loan, deposit, and accounting systems.

Professional and legal services were $13.5 million higher in 2012 than in 2011. The increase was mostly due to regulatory, legal, and contractual matters.

FDIC premiums decreased in 2013 by 12.4% to $38.0 million. Most of the decrease was due to improved credit quality of the Company’s loan portfolio. FDIC premiums recorded during 2012 declined by 32.1% from 2011. The decrease in 2012 resulted from the combination of a change in the premium assessment formulas prescribed by the FDIC and improved risk factors employed in those formulas.

In 2013, the Company incurred $120.2 million of debt extinguishment cost due the extinguishment of several long-term debt instruments discussed in Note 13 of the Notes to the Consolidated Financial Statements. No such expenses were incurred in 2012 or 2011.

Other noninterest expense for 2013 was $300.4 million, compared to $275.2 million in 2012. The increase is mostly the result of increased write-downs of the FDIC indemnification asset. The balance of FDIC supported loans has declined significantly during 2013, primarily due to pay-downs and pay-offs.

Other noninterest expense decreased by $10.8 million in 2012 compared to 2011. The decline was primarily the result of lower write-downs of the FDIC indemnification asset due to better than expected performance of FDIC-supported loans. Other noninterest expense in 2012 included $1.0 million of goodwill impairment.

Foreign Operations
Zions Bank and Amegy operate branches in Grand Cayman, Grand Cayman Islands, B.W.I. The foreign branches only accept deposits from qualified domestic customers. While deposits in these branches are not subject to FRB reserve requirements, there are no federal or state income tax benefits to the Company or any customers as a result of these operations.

Foreign deposits at December 31, 2013 and 2012 were $2.0 billion and $1.8 billion, respectively, and averaged $1.7 billion in 2013 and $1.5 billion in 2012. Foreign deposits are related to domestic customers of our subsidiary banks.

Income Taxes
The Company’s income tax expense was $143.0 million in 2013, $193.4 million in 2012, and $198.6 million in 2011. The Company’s effective income tax rates, including the effects of noncontrolling interests, were 35.1% in 2013, 35.6% in 2012, and 38.0% in 2011. The tax expense rates for all tax years were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance. These rate reductions were mostly offset by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock. However, in 2011, the amount of the nondeductible amortization from conversions of subordinated debt to preferred stock was significantly higher than the amounts in 2013 and 2012, increasing the tax rate for 2011.

As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits provided an income tax benefit of $0.6 million in 2013, $1.2 million in 2012, and $2.4 million in 2011.

The Company had a net deferred tax asset balance of approximately $304 million at December 31, 2013, compared to $406 million at December 31, 2012. The decrease in the net deferred tax asset resulted primarily from items related to loan charge-offs in excess of loan loss provisions, fair value adjustments on securities, reduction in net operating and capital loss carryforwards, and OREO. The net decrease in deferred tax assets was partially offset by a decrease in the deferred tax liabilities related to premises and equipment, FDIC-supported transactions, and the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock. The Company did not record any additional valuation allowance for GAAP purposes as of December 31, 2013. See Note 15 of the Notes to Consolidated Financial Statements and “Critical Accounting Policies and Significant Estimates” on page 30 for additional information.

BUSINESS SEGMENT RESULTS
The Company manages its banking operations and prepares management reports with a primary focus on its subsidiary banks and the geographies in which they operate. As discussed in the “Executive Summary” on page 24, most of the lending and other decisions affecting customers are made at the local level. Each subsidiary bank holds its own banking charter. Those with national bank charters (Zions Bank, Amegy, NBAZ, Vectra, and TCBW) are subject to regulatory oversight by the OCC. Those with state charters (CB&T, NSB, and TCBO) are regulated by the FDIC and applicable state authorities. The operating segment identified as “Other” includes the Parent, Zions Management Services Company, certain nonbank financial service subsidiaries, TCBO, and eliminations of transactions between segments.

The accounting policies of the individual segments are the same as those of the Company. The Company allocates the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. Note 22 of the Notes to Consolidated Financial Statements contains selected information from the respective balance sheets and statements of income for all segments.

During 2013, the Company’s subsidiary banks generally experienced improved financial performance. Common areas of financial performance experienced at various levels of the segments include:

•	increased loan balances;

•	declining credit-related costs including reduced provisions for loan losses; and

•	increased customer deposits invested in low-yielding cash-equivalent assets.

Schedule 8
SELECTED SEGMENT INFORMATION

(Amounts in millions)	Zions Bank			CB&T			Amegy
	2013	2012	2011	2013	2012	2011	2013	2012	2011
KEY FINANCIAL INFORMATION
Total assets	$18,590	$17,930	$17,531	$10,923	$11,069	$10,894	$13,705	$13,119	$12,282
Total deposits	16,257	15,575	14,905	9,327	9,483	9,192	11,198	10,706	9,731
Net income (loss)	224.6	189.3	150.5	140.1	127.1	134.4	130.5	166.7	161.6
Net interest margin	3.55%	4.04%	4.53%	4.73%	4.71%	5.17%	3.23%	3.44%	3.95%
RISK-BASED CAPITAL RATIOS
Tier 1 leverage	10.02%	10.58%	11.59%	10.75%	10.37%	10.96%	12.09%	12.03%	14.41%
Tier 1 risk-based capital	13.32%	12.96%	13.37%	12.40%	12.92%	13.81%	13.61%	13.91%	15.99%
Total risk-based capital	14.52%	14.17%	14.61%	13.65%	14.18%	15.08%	14.86%	15.17%	17.26%
CREDIT QUALITY
Provision for loan losses	$(40.5)	$88.3	$128.3	$(16.7)	$(7.9)	$(9.5)	$4.2	$(63.9)	$(37.4)
Net loan and lease charge-offs	19.7	74.4	179.5	(4.1)	19.8	53.9	23.8	4.6	71.4
Ratio of net charge-offs to average loans and leases	0.16%	0.60%	1.41%	(0.05)%	0.24%	0.65%	0.27%	0.06%	0.91%
Allowance for loan losses	$290	$350	$336	$123	$146	$186	$144	$164	$233
Ratio of allowance for loan losses to net loans and leases, at year-end	2.37%	2.80%	2.64%	1.43%	1.77%	2.22%	1.57%	1.94%	2.89%
Nonperforming lending-related assets	$143.7	$259.0	$287.6	$109.9	$150.7	$200.2	$79.9	$138.8	$248.4
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	1.16%	2.05%	2.23%	1.28%	1.82%	2.37%	0.86%	1.63%	3.07%
Accruing loans past due 90 days or more	$2.0	$2.6	$5.1	$36.9	$54.2	$79.7	$0.3	$3.4	$4.8
Ratio of accruing loan past due 90 days or more to net loans and leases	0.02%	0.02%	0.04%	0.43%	0.66%	0.95%	—%	0.04%	0.06%

(Amounts in millions)	NBAZ			NSB			Vectra			TCBW
	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
KEY FINANCIAL INFORMATION
Total assets	$4,579	$4,575	$4,485	$3,980	$4,061	$4,100	$2,571	$2,511	$2,341	$943	$961	$874
Total deposits	3,931	3,874	3,731	3,590	3,604	3,546	2,178	2,164	2,004	793	791	693
Net income (loss)	43.9	30.9	25.5	18.8	21.8	46.6	21.4	18.9	(10.1)	7.7	7.9	2.7
Net interest margin	3.76%	4.00%	4.14%	2.99%	3.19%	3.41%	4.26%	4.82%	4.92%	3.24%	3.25%	3.52%
RISK-BASED CAPITAL RATIOS
Tier 1 leverage	11.54%	12.12%	13.65%	8.86%	10.30%	11.70%	12.02%	11.52%	11.01%	10.23%	9.39%	10.10%
Tier 1 risk-based capital	13.33%	14.53%	17.71%	15.10%	18.94%	21.58%	13.02%	12.32%	12.52%	12.90%	12.30%	13.63%
Total risk-based capital	14.59%	15.79%	18.98%	16.38%	20.22%	22.89%	14.28%	13.58%	13.79%	14.15%	13.56%	14.90%

CREDIT QUALITY
Provision for loan losses	$(15.0)	$(0.6)	$9.6	$(12.0)	$(9.6)	$(38.3)	$(4.9)	$7.0	$14.0	$(1.8)	$0.4	$7.8
Net loan and lease charge-offs	6.2	14.0	54.4	3.1	29.8	55.1	2.5	9.1	32.5	0.7	2.7	9.0
Ratio of net charge-offs to average loans and leases	0.17%	0.41%	1.66%	0.14%	1.38%	2.32%	0.12%	0.45%	1.77%	0.12%	0.48%	1.55%
Allowance for loan losses	$62	$83	$98	$75	$90	$132	$42	$49	$51	$9	$12	$14
Ratio of allowance for loan losses to net loans and leases, at year-end	1.67%	2.31%	2.96%	3.25%	4.30%	5.89%	1.83%	2.30%	2.67%	1.46%	2.06%	2.49%
Nonperforming lending-related assets	$49.1	$70.9	$130.1	$29.5	$73.1	$114.7	$34.4	$42.3	$70.7	$5.4	$10.7	$12.0
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	1.31%	1.94%	3.89%	1.28%	3.47%	5.07%	1.50%	1.93%	3.61%	0.85%	1.88%	2.12%
Accruing loans past due 90 days or more	$0.1	$0.6	$3.9	$0.7	$0.9	$0.1	$0.3	$—	$0.1	$—	$—	$—
Ratio of accruing loans past due 90 days or more to net loans and leases	—%	0.02%	0.12%	0.03%	0.04%	0.01%	0.01%	—%	—%	—%	—%	—%
The above amounts do not include intercompany eliminations.

Zions First National Bank
Zions Bank is headquartered in Salt Lake City, Utah and is primarily responsible for conducting the Company’s operations in Utah and Idaho. Zions Bank is the 2nd largest full-service commercial bank in Utah and the 4th largest in Idaho, as measured by domestic deposits in these states. Zions Bank conducts the largest portion of the Company’s Capital Markets operations, which include Zions Direct, Inc., fixed income securities trading, correspondent banking, public finance, and trust and investment advisory services.

The net interest margin in 2013 decreased to 3.55% from 4.04% in 2012. Nonperforming lending-related assets decreased 44.5% from the prior year due to extensive efforts to work out problem loans and to sell OREO properties. Additionally, the higher credit quality of loans originated since the beginning of the financial crisis also contributed to the improved credit quality of the portfolio.

The loan portfolio decreased by $231 million during 2013, which consisted of a $186 million decline in commercial loans and an $84 million decline in commercial real estate loans, partially offset by a $39 million increase in consumer loans. The decline in commercial loans was mainly the result of a reduction in the National Real Estate owner occupied loan portfolio. Total deposits at December 31, 2013 were 4.4% higher than at December 31, 2012.

California Bank & Trust
California Bank & Trust is the 16th largest full-service commercial bank in California as measured by domestic deposits. Its core business is built on relationship banking by providing commercial, real estate and consumer lending, depository services, international banking, cash management, and community development services.

CB&T’s net interest margin for 2013 increased to 4.73% from 4.71% in 2012. Its profitability during both of these years was favorably impacted by the better-than-expected performance of FDIC-supported loans. In 2013, CB&T was able to significantly reduce its accruing loans 90 days or more past due from $54 million at December 31, 2012 to $37 million at December 31, 2013.

Including the impact of FDIC-supported loans, CB&T’s loan portfolio increased by $316 million in 2013 from the prior year. During 2013, commercial loans grew by $329 million and commercial real estate loans by $205 million, while consumer loans declined by $48 million. FDIC-supported loans decreased by $170 million in 2013. The balance of FDIC-supported loans continues to decline over time as the portfolio matures, and no additional loans have been purchased since the 2009 acquisitions. The credit quality of CB&T’s loan portfolio continues to improve, and the ratio of allowance for loan losses to net loans and leases declined to 1.43% at December 31, 2013 from 1.77% a year earlier. Deposits at December 31, 2013 were 1.6% lower than at December 31, 2012.

Amegy Corporation
Amegy is headquartered in Houston, Texas and operates Amegy Bank, Amegy Mortgage Company, Amegy Investments, and Amegy Insurance Agency. Amegy Bank is the 9th largest full-service commercial bank in Texas as measured by domestic deposits in the state.

Over the past two years, Amegy has been able to achieve significant loan portfolio growth; $419 million in 2012, followed by $767 million in 2013. During 2013, commercial loans increased by $504 million, consumer loans by $264 million, while commercial real estate loans declined slightly by $1.5 million. Credit quality of Amegy’s loan portfolio improved during 2013, and the ratio of allowance for loan losses to net loans and leases decreased to 1.57% at December 31, 2013 from 1.94% a year earlier. During 2013, nonperforming lending-related assets decreased by 42.4%. However, loan growth offset the impact of the improved credit metrics, resulting in a positive loan loss provision. The net interest margin for 2013 decreased to 3.23% from 3.44% in 2012. Deposits increased by 4.6% from 2012 to 2013.

National Bank of Arizona
National Bank of Arizona is the 4th largest full-service commercial bank in Arizona as measured by domestic deposits in the state.

NBAZ had net income of $43.9 million in 2013, a $13.0 million, or 42.1% increase from 2012. During 2013, the loan portfolio increased by $121 million, including a $118 million increase in commercial loans and a $15 million increase in commercial real estate loans, partially offset by a $12 million decline in consumer loans. The net interest margin for 2013 was 3.76% compared to 4.00% in 2012. Deposits at December 31, 2013 were 1.5% higher than a year earlier.

Nevada State Bank
Nevada State Bank is the 5th largest full-service commercial bank in Nevada as measured by domestic deposits in the state. NSB focuses on serving small and mid-sized businesses as well as retail consumers, with an emphasis in relationship banking.
In 2013, NSB had net income of $18.8 million, compared to $21.8 million in 2012. NSB’s loans grew by $197 million during 2013, including a $126 million increase in commercial loans, and a $71 million increase in consumer loans. The credit quality of NSB’s loan portfolio improved significantly, and the ratio of allowance for loan losses to net loans and leases was 3.25% and 4.30% at December 31, 2013 and 2012, respectively. Net loan and lease charge-offs in 2013 declined to $3.1 million from $29.8 million in 2012, and nonperforming lending-related assets declined 59.6%. Deposits at December 31, 2013 were essentially unchanged from December 31, 2012.

Vectra Bank Colorado
Vectra Bank Colorado, N.A. is the 7th largest full-service commercial bank in Colorado as measured by domestic deposits in the state.

Vectra’s net interest margin was 4.26% in 2013, compared to 4.82% in 2012. During 2013, total loans increased by $149 million, including a $68 million increase in consumer loans, a $50 million increase in commercial loans, and a $31 million increase in commercial real estate loans. The credit quality of Vectra’s loan portfolio continued to improve, and the ratio of allowance for loan losses to net loans and leases decreased to 1.83% at December 31, 2013 from 2.30% a year earlier. Deposits at December 31, 2013 were essentially unchanged from December 31, 2012.

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

TCBW was successful in maintaining consistent profitability and net interest margin from 2012 to 2013. Net income and net interest margin for 2013 were $7.7 million and 3.24%, respectively, compared to the 2012 amounts of $7.9 million and 3.25%, respectively. Nonperforming lending-related assets decreased 49.5% from the prior year. The loan portfolio increased by $59 million, including a $47 million increase in commercial loans, a $16 million increase in commercial real estate loans, slightly offset by a $4 million decline in consumer loans. Deposits at December 31, 2013 were essentially unchanged from December 31, 2012.

Other Segment
Operating components in the “Other” segment, as shown in Notes 22 and 24 of the Notes to Consolidated Financial Statements, relate primarily to the Parent, ZMSC and eliminations of transactions between segments. The major components at the Parent include net interest income, which includes interest expense on other borrowed funds, and net impairment losses on investment securities.

Significant changes in 2013 compared to 2012 include (1) a $125 million increase in noninterest expense, and (2) a $53.7 million increase in net impairment losses on investment securities, as discussed in “Investment Securities Portfolio” on page 51. Significant changes in 2012 compared to 2011 included $75.6 million improvement in net interest income, which was primarily related to lower interest income that resulted from reduced accelerated discount amortization on convertible subordinated debt, and a $68.2 million increase in net impairment losses on investment securities.

BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets, while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.

Schedule 2, which we referred to in our discussion of net interest income, includes the average balances of the Company’s interest earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, such as money market investments or securities, while maintaining adequate levels of highly liquid assets. The current period of slow economic growth accompanied by the moderate loan demand experienced in recent quarters has made it difficult to achieve these goals.

Average interest-earning assets were $51.0 billion in 2013 compared to $49.0 billion in the previous year. Average interest-earning assets as a percentage of total average assets were 92.8% in 2013 and 92.0% in 2012.

Average loans, including FDIC-supported loans, were $38.1 billion in 2013 and $37.0 billion in 2012. Average loans as a percentage of total average assets was 69.4% in 2013 compared to 69.5% in 2012.

Average money market investments, consisting of interest-bearing deposits, federal funds sold and security resell agreements, increased by 11.6% to $8.8 billion in 2013 compared to $7.9 billion in 2012. Average securities increased by 1.5% from 2012. Average total deposits increased by 4.3% while average total loans increased by 2.9% for 2013 when compared to 2012. Increased deposits combined with moderate loan growth resulted in higher balances of excess cash that was deployed in money market investments.

Chart 5. OUTSTANDING LOANS AND DEPOSITS
(at December 31)
Investment Securities Portfolio
We invest in securities to generate revenues for the Company; portions of the portfolio are also available as a source of liquidity. Schedule 9 presents a profile of the Company’s investment securities portfolio. The amortized cost amounts represent the Company’s original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in detail in Note 21 of the Notes to Consolidated Financial Statements.

We have included selected credit rating information for certain of the investment securities schedules because this information is one indication of the degree of credit risk to which we are exposed, and significant declines in ratings for our investment portfolio could indicate an increased level of risk for the Company.

Schedule 9
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2013			December 31, 2012			December 31, 2011
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$551	$551	$558	$525	$525	$537	$565	$565	$572
Asset-backed securities:
Trust preferred securities – banks and insurance	80	38	51	255	213	126	263	222	144
Other	—	—	—	22	19	12	24	21	14
	631	589	609	802	757	675	852	808	730
Available-for-sale
U.S. Treasury securities	1	2	2	104	105	105	4	5	5
U.S. Government agencies and corporations:
Agency securities	518	519	519	109	113	113	153	158	158
Agency guaranteed mortgage-backed securities	309	317	317	407	425	425	535	553	553
Small Business Administration loan-backed securities	1,203	1,221	1,221	1,124	1,153	1,153	1,153	1,161	1,161
Municipal securities	65	66	66	75	76	76	121	122	122
Asset-backed securities:
Trust preferred securities – banks and insurance	1,508	1,239	1,239	1,596	949	949	1,794	930	930
Trust preferred securities – real estate investment trusts	23	23	23	41	16	16	40	19	19
Auction rate securities	7	7	7	7	7	7	71	70	70
Other	28	28	28	26	19	19	65	50	50
	3,662	3,422	3,422	3,489	2,863	2,863	3,936	3,068	3,068
Mutual funds and other	287	280	280	228	228	228	163	163	163
	3,949	3,702	3,702	3,717	3,091	3,091	4,099	3,231	3,231
Total	$4,580	$4,291	$4,311	$4,519	$3,848	$3,766	$4,951	$4,039	$3,961

The amortized cost of investment securities on December 31, 2013 increased by 1.4% from the balances on December 31, 2012, primarily due to increases in agency securities, Small Business Administration loan-backed securities, and mutual funds, partially offset by decreased investments in trust preferred and other asset-backed securities, U.S. Treasury securities, and agency guaranteed mortgage-backed securities.

The amortized cost of investment securities on December 31, 2012 decreased by 8.7% from the balances on December 31, 2011, primarily due to reductions in agency guaranteed mortgage-backed securities, reductions and impairment of asset-backed securities, partially offset by increased investments in U.S. Treasury securities, and mutual funds and other securities.

As of December 31, 2013, 7.0% of the $3.7 billion fair value of available-for-sale (“AFS”) securities portfolio was valued at Level 1, 57.7% was valued at Level 2, and 35.3% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. At December 31, 2012, 10.4% of the $3.1 billion fair value of AFS securities portfolio was valued at Level 1, 57.1% was valued at Level 2, and 32.5% was valued at Level 3.

The amortized cost of AFS investment securities valued at Level 3 was $1,574 million at December 31, 2013 and the fair value of these securities was $1,305 million. The securities valued at Level 3 were comprised of ABS CDOs, primarily bank and insurance company trust preferred CDOs, and municipal securities. For these Level 3 securities, net pretax unrealized loss recognized in OCI at December 31, 2013 was $269 million. As of December

31, 2013, we believe that we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 AFS securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

Estimated fair value determined under ASC 820 precludes the use of “blockage factors” or liquidity adjustments due to the quantity of securities held by the Company. The Company’s ability to sell in a short period of time a substantial portion of its CDO securities at the indicated estimated fair values, particularly those valued under Level 3, is highly dependent upon then current market conditions. The market for such securities, which showed substantial improvement in late 2013, remains difficult to predict. In general, the Company believes that sales of large quantities of those securities has the potential to lower the prices received. However, the Company sold $282 million (amortized cost) of these CDOs in January and February 2014 into an improving market without a noticeable adverse impact on pricing. Please refer to Notes 6 and 21 of the Notes to Consolidated Financial Statements for more information.

Schedule 10 presents the Company’s CDOs according to performing tranches without credit impairment, and nonperforming tranches. These CDOs are the large majority of our asset-backed securities and consist of both HTM and AFS securities.

Schedule 10
CDOs BY PERFORMANCE STATUS

	December 31, 2013						% of carrying value to par
					Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]

	No. of tranches	Par amount	Amortized cost	Carrying value			December 31,
(Dollar amounts in millions)							2013	2012	Change
Performing CDOs
Predominantly bank CDOs	23	$687	$617	$499	$(118)	5.6%	73%	66%	7%
Insurance-only CDOs	22	433	413	346	(67)	4.9	80	72	8
Other CDOs	3	43	26	26	—	10.6	60	70	(10)
Total performing CDOs	48	1,163	1,056	871	(185)	5.5	75	68	7

Nonperforming CDOs [3]
CDOs credit impaired prior to last 12 months	32	614	369	285	(84)	7.0	46	30	16
CDOs credit impaired during last 12 months	23	448	187	147	(40)	6.5	33	25	8
Total nonperforming CDOs	55	1,062	556	432	(124)	6.8	41	26	15

Total CDOs	103	$2,225	$1,612	$1,303	$(309)	6.1	59	49	10

	December 31, 2012						% of carrying value to par
					Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]

	No. of tranches	Par amount	Amortized cost	Carrying value			December 31,
(Dollar amounts in millions)							2012	2011	Change
Performing CDOs
Predominantly bank CDOs	28	$811	$727	$538	$(189)	7.8%	66%	64%	2%
Insurance-only CDOs	22	454	449	327	(122)	8.6	72	79	(7)
Other CDOs	6	54	43	38	(5)	9.4	70	76	(6)
Total performing CDOs	56	1,319	1,219	903	(316)	8.1	68	69	(1)

Nonperforming CDOs [3]
CDOs credit impaired prior to last 12 months	18	369	251	109	(142)	10.7	30	18	12
CDOs credit impaired during last 12 months	39	732	441	181	(260)	9.6	25	12	13
Total nonperforming CDOs	57	1,101	692	290	(402)	10.0	26	16	10

Total CDOs	113	$2,420	$1,911	$1,193	$(718)	9.0	49	47	2
 1 Accumulated other comprehensive income, amounts presented are pretax.
2 Margin over related LIBOR index.
3 Defined as either deferring current interest (“PIKing”) or OTTI; the majority are predominantly bank CDOs.
As shown in Schedule 11, 37 of the Company’s CDO securities, representing 52.2% of the CDO bank and insurance portfolio’s fair value at December 31, 2013, were upgraded by one or more NRSROs during 2013. The Company attributes these upgrades to improvements in over-collateralization ratios and de-leveraging combined with certain less severe rating agency assumptions and methodologies.

Schedule 11
BANK AND INSURANCE TRUST PREFERRED CDOs

	December 31, 2013
(Dollar amounts in millions)	No. of securities	Par amount	Amortized cost	Fair value
Year-to-date rating changes [1]
Upgrade	37	$979	$862	$662
No change	56	1,109	697	603
Downgrade	2	17	4	4
	95	$2,105	$1,563	$1,269
1 By any NRSRO

Significant Assumption Changes for 2013
There were significant changes to the assumptions used in the model during 2013. The reduction in discount rates was the most significant change compared to 2012.

The Company uses unobservable assumptions including collateral default rates and prepayment rates to produce pool level cash flows for each CDO. Pool level cash flows are allocated to each security issued by the CDO in accordance with the CDO’s provisions, producing a best estimate of each CDO security’s cash flows. To identify a fair value for each security, the Company must then discount the best estimate cash flow for a security using a market level discount rate. The Company identifies the appropriate market level discount rate for each security by utilizing market observable trade information available for some of the securities.

In 2013, the Company observed increased prices in market trades and incorporated these observations into the discount rate assumptions used to calculate fair value. This trade information included sales of CDO securities by the Company both before and after the publication of the Volcker Rule. Accordingly, the fair value of the Company’s CDO portfolio also increased in 2013, consistent with observable CDO trades.
Probability of Default of Deferring Bank Holding Company Trust Preferred Collateral
Historically, our ratio-based valuation model assessed both performing and deferring issuers. Ratios predictive of bank failure were used in our model to identify the PD of bank holding company issuers of trust preferred securities. For deferring collateral, our ratio based approach includes a “time in deferral” variable, which assesses higher PDs as issuers near the end of their allowable deferral period of 20 quarters. For more information about the model. please refer to Note 21 of the Notes to Consolidated Financial Statements.

Effective September 30, 2013, our weighted average loss assumption for deferrals was 66%, compared to 55% as of June 30, 2013. Updated as of December 31, 2013, the weighted average loss assumption on remaining deferrals was 75%. Some of this percentage increase is a result of selection bias: as healthier deferring issuers reperform and come current on past interest, they are removed from the deferring bank pool for modeling purposes. The overall collateral pool to which the Company is exposed remains unchanged, but the deferring collateral pool becomes smaller and consists increasingly of weaker banks. At December 31, 2013, 76% of deferring issuers were subject to regulatory orders precluding payment. Nonetheless, 60% of these deferring issuers were both profitable and “well capitalized” under regulatory capital regulations.

Assumption Changes Regarding Prepayment Rate
Since the third quarter of 2010 as a result of the Dodd-Frank Act, we have assumed that large banks with investment grade ratings will fully prepay their trust preferred securities by the end of 2015. The Dodd-Frank Act phases in by year-end 2015 the disallowance of the inclusion of trust preferred securities in Tier 1 capital for banks with assets over $15 billion (“large banks”). For those large institutions within each pool with investment grade ratings, we assume that trust preferred securities will be called prior to the end of the disallowance period. The pace of these large bank prepayments to date has generally been consistent with our assumption.

In the fourth quarter of 2012, the Company increased the prepayment assumptions for small banks because of the extent of observed prepayments made by these types of banks. The prepayment rate assumption for small banks was increased from 3% per year for each year to 10% per year for three years and 3% thereafter. The Company expected a few years of this higher prepayment rate as a result of proposed regulations that would disallow over a phase-in period the inclusion of trust preferred as Tier 1 capital by small banks, as well as continued economic driven capital restructuring and industry consolidation. We changed this assumption because our CDO pools experienced significant and increasing prepayments of small bank trust preferred securities during the latter part of 2012. We define “small banks” as collateral that is not subject to the phased-in disallowance of bank trust preferred securities as Tier 1 capital required by the Dodd-Frank Act, the majority of which would be subject to a more lengthy phased-in disallowance under capital rules proposed by the Federal Reserve and other banking regulators. These are primarily banks with assets below $15 billion.

Observed prepayments by small banks in our CDO pools during 2013 were significantly less than the 10% per year assumed in the fourth quarter of 2012, and the proposed phase-out of trust preferred by small banks was not included in the final regulations. This led us to reduce the assumed prepayment rate to 9% in the second quarter of 2013, to 7.5% in the third quarter of 2013, and to 5.5% in the fourth quarter of 2013.

Given the 5.5% small bank prepayment rate assumption until the end of 2015 and 3% thereafter, and the differing extent of large banks remaining in CDO pools, the pool specific prepayment rate until the end of 2015 is calculated with reference to both (a) the percentage of each pool’s performing collateral consisting of small banks, as well as, (b) the percentage which consists of collateral from large banks with investment grade ratings. After 2015, each pool is assumed to prepay at a 3% annual rate.

For the fourth quarter of 2013, the resulting average annual prepayment rate assumption for pools, which includes both large and small banks, is 12% for each year through 2015, followed by an annual prepayment rate assumption of 3% thereafter. For pools without large banks, we assume a 5.5% annual prepayment rate for each year through 2015 and 3% thereafter. Increased prepayment rates are generally favorable for the fair value of the most senior tranches and adverse to the fair value of the more junior tranches. The small bank prepayment assumption changes were not material to either fair values or credit impairment during 2013.
Valuation Sensitivity of Level 3 Bank and Insurance CDOs
Schedule 12 sets forth the sensitivity of the current internally modeled CDOs’ fair values to changes in the most significant assumptions utilized in the model.
Schedule 12
SENSITIVITY OF INTERNAL MODEL

(Amounts in millions)
		Held-to-maturity			Available-for-sale

Fair value at December 31, 2013		$52			$1,213
		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				16.4%			22.2%
Projected loss percentage from currently performing collateral
1-year		0.3%		16.7%	0.3%		22.5%
years 2-5		2.0%		18.7%	1.9%		24.4%
years 6-30		11.8%		30.5%	10.0%		34.4%
Discount rate [3]
Weighted average spread over LIBOR		592	bps		566	bps
Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.9)			$(12.6)
	50%	(1.7)			(25.1)
	100%	(3.5)			(50.0)
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(2.5)			$(67.5)
	50%	(3.5)			(78.8)
	100%	(5.4)			(100.4)
Increase (decrease) in fair value due to increase in discount rate	+100 bps	$(5.0)			$(84.0)
	+200 bps	(9.3)			(158.5)
Increase (decrease) in fair value due to increase in forward LIBOR curve	+100 bps	$2.3			$27.1
Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$0.3			$18.3
increase in prepayment assumption[6]	+2%	0.8			34.6
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
4 Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30-year losses of 40.5% = 34.4%+50% (0.3%+1.9%+10.0%) and 46.6% = 34.4%+100% (0.3%+1.9%+10.0%), respectively.
5 Prepayment rate for small banks increased to 6.5% per year for the first two years and to 4% per year thereafter through maturity.

[6]	Prepayment rate for small banks increased to 7.5% per year for the first two years and to 5% per year thereafter through maturity.

During the year, the market level discount rates applicable to bank and insurance CDOs declined substantially and fair values rose. The discount rate, or credit spread, in the above 2013 sensitivity analysis of valuation assumptions is approximately 300 bps lower than that used in 2012. Trade data supported the extent of fair value increases through the year. In addition, the portfolio’s fair value exhibited greater sensitivity to loss assumptions on performing collateral than was the case in 2012. The portion of bank collateral performing at the end of 2013 has increased as the rate of reperfomance by deferring issuers outpaced the rate of prepayment during 2013.

Bank Collateral Deferral Experience
The Company’s loss and recovery experience on defaults as of December 31, 2013 (and our Level 3 modeling assumption) is essentially a 100% loss on defaulted bank collateral in CDOs, although we have, to date, received several, generally small, recoveries on a few defaults. Securities sales during 2013 resulted in the Company reducing its exposure to some unresolved deferring banks. For the remaining deferring banks, our cumulative experience to date with bank collateral in its first deferral cycle has been that 53% has defaulted, 29% has reperformed, and approximately 18% remains within the allowable deferral period. At December 31, 2013, the Company had exposure to 131 deferring issuers of which 123 were in their initial deferral period and eight were re-deferrals. Late 2012 events led the Company to increase its loss assumptions on deferrals, most of which were more than half-way through their allowable deferral period. We expected then and continue to expect that future losses on these deferrals may result from actions other than bank failures – primarily holding company bankruptcies and debt restructurings.

A significant number of previous deferrals have resumed interest payments; 117 issuing banks, with collateral aggregating to 29% of all deferrals to which we have exposure, have either come current and resumed interest payments on their trust preferred securities or have announced they intend to do so at the next payment date. Banks may come current on their trust preferred securities for one or more quarters and then redefer. Such redeferral has occurred in eight of the 131 banks that are currently deferring. Further information on the Company’s valuation process is detailed in Note 21 of the Notes to Consolidated Financial Statements.

Schedules 13 and 14 provide additional information on the below-investment-grade rated bank and insurance trust preferred CDOs’ portions of the AFS and HTM portfolios. The schedules reflect data and assumptions that are included in the calculations of fair value and OTTI. The schedules utilize the lowest rating assigned by any rating agency to identify those securities below investment grade. The schedules segment the securities by whether or not they have been determined to have credit-related OTTI, and by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses. A few insurance CDO securities with no credit-related OTTI had OTTI in the fourth quarter due to the Company’s intent to sell them, because they became prohibited investments as a result of the Volcker Rule. The best and worst pool-level statistic for each original ratings subgroup is presented, not the best and worst single security within the original ratings grouping. The number of issuers and the number of currently performing issuers noted in Schedule 14 are from the same security. The remaining statistics may not be from the same security.

Schedule 13
BANK AND INSURANCE TRUST PREFERRED CDO VALUES CURRENTLY RATED BELOW-INVESTMENT-GRADE –SORTED BY WHETHER CREDIT RELATED OTTI HAS BEEN TAKEN AND BY ORIGINAL RATINGS
At December 31, 2013

			Total				Credit OTTI loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)	Current year	Life-to- date	Life-to- date
Original ratings of securities, no credit OTTI recognized:
Original AAA	20	31.6%	$631	$578	$452	$(126)	$—	$—	$(71)
Original A	15	16.7	333	319	261	(58)	—	—	—
Original BBB	5	2.3	46	43	34	(9)	—	—	—
Total Non-OTTI		50.6	1,010	940	747	(193)	—	—	(71)
Original ratings of securities, credit OTTI recognized:
Original AAA	1	2.5	50	43	28	(15)	—	(5)	(2)
Original A	45	44.4	885	485	391	(94)	(25)	(309)	—
Original BBB	4	2.5	50	5	6	1	(1)	(44)	—
Total OTTI		49.4	985	533	425	(108)	(26)	(358)	(2)
Total below-investment-grade bank and insurance CDOs		100.0%	$1,995	$1,473	$1,172	$(301)	$(26)	$(358)	$(73)
1 Valuation losses relate to securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.

	Average amount of each security held [1]
(In millions)	Par value	Amortized cost	Estimated fair value	Unrealized loss
Original ratings of securities, no credit OTTI recognized:
Original AAA	$30	$28	$22	$(6)
Original A	14	14	11	(3)
Original BBB	9	9	7	(2)
Original ratings of securities, credit OTTI recognized:
Original AAA	50	43	28	(15)
Original A	16	9	7	(2)
Original BBB	13	1	1	—
1The Company may have more than one holding of the same security.

Schedule 14
POOL LEVEL PERFORMANCE AND PROJECTIONS FOR BELOW-INVESTMENT-GRADE RATED BANK AND INSURANCE TRUST PREFERRED CDOs
At December 31, 2013

	Current lowest rating	# of issuers in collateral pool	# of issuers currently performing[1]	% of original collateral defaulted [2]	% of original collateral deferring [3]	Subordination as a % of performing collateral [4]	Collateral- ization %[5]	Present value of expected cash flows discounted at effective rate as a % of par [6]	Lifetime additional assumed incurred loss from performing collateral

Original ratings of securities, no credit related OTTI:
Original AAA
Best	BB	20	18	2.6%	1.5%	69.0%	608.3%	100%	—%
Weighted average				17.7	7.3	42.4	244.4	100	11.2
Worst	CC	30	14	28.7	18.1	9.5	141.2	100	15.2
Original A
Best	B	30	30	—	—	292.0	307.9	100	11.9
Weighted average				1.5	4.8	22.9	160.4	100	13.1
Worst	CC	6	5	4.0	9.3	14.1	134.4	100	14.9
Original BBB
Best	CCC	30	30	—	—	20.9	353.5	100	11.9
Weighted average				1.3	3.8	14.1	285.4	100	13.5
Worst	CC	20	17	4.0	9.3	8.2	240.2	100	14.8
Original ratings of securities, credit-related OTTI:
Original AAA
Single security	CCC	40	26	22.5	9.0	33.7	235.7	99	10.2
Original A
Best	CC	25	23	—	—	60.0	102.4	100	—
Weighted average				11.4	7.9	(16.5)	64.7	76	12.6
Worst	C	3	—	22.5	23.3	(96.9)	13.1	29	16.6
Original BBB
Best	C	38	32	10.9	4.7	(7.3)	37.4	52	8.1
Weighted average				17.2	7.1	(20.7)	(147.4)	31	11.5
Worst	C	18	9	22.5	9.0	(70.2)	(282.2)	13	13.4

[1]	Excludes both defaulted issuers and issuers that have elected to defer payment of current interest.

[2]	Collateral is identified as defaulted due to either of nonpayment by end of allowable deferral period, bankruptcy, or when a regulator closes an issuing bank.

[3]	Collateral is identified as deferring when the Company becomes aware that an issuer has announced or elected to defer interest payment on trust preferred debt.
4Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer-specific loss assumption ranging from 2.18% to 100%, dependent on credit for each deferring piece of collateral. “Subordination” in the schedule includes the effects of seniority level within the CDO’s liability structure, the Company’s loss and recovery rate assumption for deferring but not defaulted collateral and a 0% recovery rate for defaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral and (iii) the amount of each CDO’s debt which is either senior to or pari passu with our security’s priority level. The denominator is all collateral less the sum of (i) 100% of the defaulted collateral and (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral.
5 Utilizes the Company’s loss assumption of 100% on defaulted collateral and the Company’s issuer-specific loss assumption ranging from 2.18% to 100%, dependent on credit for each deferring piece of collateral. “Collateralization” in the schedule identifies the portion of a CDO tranche that is backed by nondefaulted collateral. The numerator is all collateral less the sum of (i) 100% of the defaulted collateral, (ii) the sum of the projected net loss amounts for each piece of deferring but not defaulted collateral, and (iii) the amount of each CDO’s debt which is senior to our security’s priority level. The denominator is the par amount of the tranche. Par is defined as the original par less any principal paydowns.
6 For OTTI securities, this statistic subtracted from 100% approximates the extent of OTTI credit losses taken.

Schedule 15 presents the maturities of the different types of investments that the Company owned and the corresponding average yield as of December 31, 2013 based on amortized cost. It should be noted that most of the

SBA loan-backed securities and asset-backed securities are variable rate and their repricing periods are significantly less than their contractual maturities. See “Liquidity Risk Management” on page 83 and Notes 1, 6 and 8 of the Notes to Consolidated Financial Statements for additional information about the Company’s investment securities and their management.
Schedule 15
MATURITIES AND AVERAGE YIELDS ON SECURITIES
At December 31, 2013

	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
(Amounts in millions)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Held-to-maturity
Municipal securities	$551	5.7%	$53	4.6%	$197	5.2%	$135	6.0%	$166	6.5%
Asset-backed securities:
Trust preferred securities – banks and insurance	80	2.4	1	2.5	1	2.5	2	2.7	76	2.4
	631	5.3	54	4.6	198	5.2	137	5.9	242	5.2

Available-for-sale
U.S. Treasury securities	1	8.3	1	8.3	—	—	—		—
U.S. Government agencies and corporations:
Agency securities	518	1.7	66	1.7	196	1.7	145	1.7	111	1.7
Agency guaranteed mortgage-backed securities	309	2.7	44	2.7	121	2.7	77	2.7	67	2.7
Small Business Administration loan-backed securities	1,203	2.2	240	2.2	580	2.2	263	2.2	120	2.2
Municipal securities	65	6.2	2	4.7	32	5.6	20	7.1	11	6.8
Asset-backed securities:
Trust preferred securities – banks and insurance	1,508	3.5	91	3.2	212	3.4	208	3.5	997	3.6
Trust preferred securities – real estate investment trusts	23	0.7	—		2	0.7	5	0.7	16	0.8
Auction rate securities	7	1.9	—		—		—		7	1.9
Other	28	1.3	2	3.6	9	1.2	7	1.1	10	1.2
	3,662	2.8	446	2.4	1,152	2.5	725	2.6	1,339	3.2
Mutual funds and other	287	1.4	287	1.4	—		—		—
	3,949	2.7	733	2.0	1,152	2.5	725	2.6	1,339	3.2
Total	$4,580	3.0	$787	2.2	$1,350	2.9	$862	3.2	$1,581	3.5
*Taxable-equivalent rates used where applicable.

Other-Than-Temporary Impairment – Investments in Debt Securities
We review investments in debt securities each quarter for the presence of OTTI. For securities for which an internal income-based cash flow model or third party valuation service produces a loss-adjusted expected cash flow for the security, the presence of OTTI is identified and the amount of the credit component of OTTI is calculated by discounting this loss-adjusted cash flow at the security-specific effective interest rate and comparing that value to the Company’s amortized cost of the security.
We review the relevant facts and circumstances each quarter to assess our intentions regarding any potential sales of securities, as well as the likelihood that we would be required to sell prior to recovery of amortized cost for AFS securities and prior to maturity for HTM securities. Prior to the fourth quarter of 2013, for each AFS security whose fair value was below amortized cost, we had determined that we did not intend to sell the security, and that it was not more likely than not that we would be required to sell the security before recovery of its amortized cost basis. Prior to the fourth quarter of 2013, for each HTM security whose fair value was below amortized cost, we had determined that it was not more likely than not that we would be required to sell the security before maturity.

As a result of the Volcker Rule, IFR, and the Company’s decision to reduce its risk profile, the Company changed its determination with respect to certain of its securities. The result was a pretax securities impairment charge of $137 million on these securities. Approximately one third of the charge relates to securities that the Company determined to sell during the first quarter of 2014, and which the Volcker Rule and the IFR precluded the Company from holding beyond July 21, 2015, by which time the Company does not expect to have recovered its amortized cost. The remaining two thirds of the charge relates to securities that the Company determined to sell during the first quarter of 2014, despite each being allowable under the Volcker Rule and the IFR.
Additionally, credit-related impairment of $5 million was identified in the fourth quarter of 2013 in securities that we do not intend to sell. We evaluate the difference between the fair value and the amortized cost of each security and identify if any of the difference is due to credit. The credit component of the difference is recognized by writing down the amortized cost of each security found to have OTTI.
For some CDO tranches we do not intend to sell, which have previously recorded OTTI, expected future cash flows have remained stable or have slightly improved subsequent to the quarter that OTTI was identified and recorded. For other CDO tranches, an adverse change in the expected future cash flow has resulted in the recording of additional OTTI. In both situations, while a difference may remain between fair value and amortized cost, the difference is not due to credit. The expected future cash flow substantiates the return of the full amortized cost. We utilize a present value technique to both identify the OTTI existing in the CDO tranches and to estimate fair value. The primary drivers of unrealized losses in these CDOs are further discussed in Note 6 of the Notes to Consolidated Financial Statements.
During 2013, the Company recognized total OTTI on CDOs of $165.1 million, compared to $104.1 million in 2012. Schedule 16 identifies the sources of OTTI.

Schedule 16
OTTI SOURCES

(In millions)	2013	2012

Change in intent:
Securities prohibited under Volcker Rule	$43.2	$—
Securities allowable under Volcker Rule	93.9	—
Model and assumption change	7.2	83.5
Prepayments	—	6.2
Credit deterioration	20.8	14.4

	$165.1	$104.1

Subsequent Event
During January and February 2014, the Company sold CDO securities for $347 million, resulting in pretax gains of $65 million. These sales occurred under consistently improving market conditions following regulatory release of the Volcker Rule and the Interim Final Rule. The sold securities consisted of the following:

Schedule 17
SECURITIES SOLD IN 2014

	December 31, 2013			2013	2014
(Amounts in millions)	Par value	Amortized cost	Carrying value	Loss recorded in fourth quarter	Sales proceeds	Gain realized
Performing CDOs
Insurance CDOs	$71	$55	$55	$(16)	$55	$—
Other CDOs	43	26	26	(8)	28	3
Total performing CDOs	114	81	81	(24)	83	3

Nonperforming CDOs [1]
Credit impairment prior to last 12 months	291	123	123	(53)	153	29
Credit impairment during last 12 months	226	78	78	(60)	111	33
Total nonperforming CDOs	517	201	201	(113)	264	62
Total	$631	$282	$282	$(137)	$347	$65
1Defined as either deferring current interest (“PIKing”) or OTTI.

Exposure to State and Local Governments
The Company provides multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and the Company invests in securities issued by the municipalities.

Schedule 18 summarizes the Company’s exposure to state and local municipalities:

Schedule 18
MUNICIPALITIES

	December 31,
(In millions)	2013	2012

Loans and leases	$449	$494
Held-to-maturity – municipal securities	551	525
Available-for-sale – municipal securities	66	75
Available-for-sale – auction rate securities	7	7
Trading account – municipal securities	27	21
Unused commitments to extend credit	17	40
Total direct exposure to municipalities	$1,117	$1,162

At December 31, 2013, two municipalities had $10 million of loans that were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 92% of the outstanding credits were originated by Zions Bank, CB&T, Amegy, and Vectra. See Note 7 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

All municipal securities are reviewed quarterly for OTTI; see Note 6 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local government entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 85% are rated by major credit rating agencies and were rated investment grade as of December 31, 2013. Municipal securities in the trading account are held for resale to customers. The Company also underwrites municipal bonds and sells most of them to third party investors.

European Exposure
The Company has only de minimus credit exposure to foreign sovereign risks, and does not believe its total foreign credit exposure is material. In the normal course of business, the Company may enter into transactions with subsidiaries of companies and financial institutions headquartered in foreign countries. Such transactions may include deposits, loans, letters of credit, and derivatives, as well as foreign currency exchange agreements. As of December 31, 2013, these transactions did not present any material direct or indirect risk exposure to the Company. Among the derivative transactions, the Company has a TRS agreement with Deutsche Bank AG (“DB”) with regard to certain bank and insurance trust preferred CDOs. See Note 8 of the Notes to Consolidated Financial Statements for additional information regarding the TRS. If DB were unable to perform under the TRS, the agreement would terminate at little or no cost to the Company. There would be only an immaterial balance sheet impact from cancellation, and the Company would save approximately $5.4 million in quarterly fees. However, if the TRS were canceled, the Company would lose the potential future risk mitigation benefits of the TRS and, as of December 31, 2013, regulatory risk weighted assets under the Basel I framework would increase by approximately $2.4 billion and risk-based capital ratios would be reduced by approximately 5%. Deducting the TRS securities included in the CDO sales completed in January and February 2014 (see “Subsequent Event”), on a pro forma basis, the increase in risk weighted assets would be approximately $1.3 billion and risk-based capital ratios would be reduced by approximately 2% to 3%, e.g., a risk based ratio of 10.0% would decline to approximately 9.8% to 9.7%.

Loans Held for Sale
Loans held for sale, consisting primarily of consumer mortgage and small business loans to be sold in the secondary market, were $171 million at December 31, 2013, compared to $252 million at December 31, 2012. Consumer loans are primarily fixed rate mortgages that are originated and sold to third parties.

Loan Portfolio
As of December 31, 2013, net loans and leases accounted for 69.7% of total assets compared to 67.9% at the end of 2012. Schedule 19 presents the Company’s loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2013. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in a small number of cases, the Company has hedged the repricing characteristics of its variable-rate loans as more fully described in “Interest Rate Risk” on page 79.

Schedule 19
LOAN PORTFOLIO BY TYPE AND MATURITY

	December 31, 2013					December 31,
(In millions)	One year or less	One year through five years	Over five years	Total	2012	2011	2010	2009
Commercial:
Commercial and industrial	$7,123	$4,118	$1,240	$12,481	$11,257	$10,448	$9,198	$9,653
Leasing	53	259	76	388	423	380	365	409
Owner occupied	359	1,367	5,711	7,437	7,589	8,159	8,212	8,745
Municipal	37	81	331	449	494	441	438	355
Total commercial	7,572	5,825	7,358	20,755	19,763	19,428	18,213	19,162
Commercial real estate:
Construction and land development	821	1,219	143	2,183	1,939	2,265	3,558	5,535
Term	1,070	3,165	3,771	8,006	8,063	7,883	7,564	7,240
Total commercial real estate	1,891	4,384	3,914	10,189	10,002	10,148	11,122	12,775
Consumer:
Home equity credit line	31	87	2,015	2,133	2,178	2,187	2,145	2,138
1-4 family residential	14	136	4,587	4,737	4,350	3,921	3,504	3,647
Construction and other consumer real estate	148	11	166	325	321	306	342	458
Bankcard and other revolving plans	119	144	93	356	307	291	297	341
Other	25	149	24	198	216	226	236	294
Total consumer	337	527	6,885	7,749	7,372	6,931	6,524	6,878
FDIC-supported loans	96	163	91	350	528	751	971	1,445
Total net loans	$9,896	$10,899	$18,248	$39,043	$37,665	$37,258	$36,830	$40,260

Loans maturing:
With fixed interest rates	$1,223	$3,978	$3,483	$8,684
With variable interest rates	8,673	6,921	14,765	30,359
Total	$9,896	$10,899	$18,248	$39,043
As of December 31, 2013, net loans and leases were $39.0 billion, reflecting a 3.7% increase from the prior year. The increase is primarily attributable to new loan originations, as well as a decrease in pay-downs and charge-offs of existing loans.
Most of the loan portfolio growth during 2013 occurred in commercial and industrial, 1-4 family residential, and commercial real estate construction and land development loans. The impact of these increases was partially offset by declines in FDIC-supported, commercial owner occupied, and commercial real estate term loans. The loan portfolio increased primarily at Amegy, CB&T and NSB, while balances declined at Zions Bank.

Commercial and industrial, 1-4 family residential, and commercial real estate construction and land development loan balances grew in part due to reduced volume of prepayments. Commercial owner occupied loans declined mostly due to strategic runoff and attrition of the National Real Estate loan portfolio at Zions Bank. We expect commercial real estate construction and land development loan balances to increase at a modest rate in 2014. The balance of FDIC-supported loans declined mainly due to pay-downs and pay-offs, and the fact that the Company has not purchased additional loans with FDIC loss sharing coverage since 2009. In 2014, the FDIC-supported loan loss share agreements will expire, with the exception of coverage for a small amount of residential mortgage loans. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding FDIC-supported loans and loss share agreements.
Loans serviced for the benefit of others amounted to approximately $2.7 billion and $2.6 billion, at December 31, 2013, and 2012, respectively.

Foreign loans consist primarily of commercial and industrial loans and totaled $43 million and $99 million at December 31, 2013 and 2012, respectively.

Other Noninterest-Bearing Investments
Schedule 20 sets forth the Company’s other noninterest-bearing investments:
Schedule 20
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2013	2012

Bank-owned life insurance	$466	$456
Federal Home Loan Bank stock	105	109
Federal Reserve stock	121	123
SBIC investments	61	46
Non-SBIC investment funds and other	98	107
Trust preferred securities	5	14
	$856	$855
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits increased by 4.3% during 2013, with average interest-bearing deposits increasing by 2.2% and average noninterest-bearing deposits increasing 7.8%. The increase in noninterest-bearing deposits was largely driven by increased deposits from business customers. The average interest rate paid for interest bearing deposits was 8 bps lower in 2013 than in 2012.
Core deposits at December 31, 2013, which exclude time deposits larger than $100,000 and brokered deposits, increased by 1.0%, or $432 million, from December 31, 2012. The increase was mainly due to increases in noninterest-bearing and interest-bearing demand deposits, foreign deposits, and savings accounts, partially offset by decreased money market accounts and time deposits.
Demand and savings and money market deposits comprised 90.1% of total deposits at December 31, 2013, compared with 89.7% at December 31, 2012.
During 2013 and 2012, the Company maintained a low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At December 31, 2013, total deposits included $29 million of brokered deposits compared to $37 million at December 31, 2012.
See Notes 12 and 13 of the Notes to Consolidated Financial Statements and “Liquidity Risk Management” on page 83 for additional information on funding and borrowed funds.

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

Both the credit policy and the credit examination functions are managed centrally. Each subsidiary bank can be more conservative in its operations under the corporate credit policy; however, formal corporate approval must be obtained if a bank wishes to invoke a more liberal policy. Historically, there have been only a limited number of such approvals. This entire process has been designed to place an emphasis on strong underwriting standards and early detection of potential problem credits so that action plans can be developed and implemented on a timely basis to mitigate any potential losses.

Credit risk associated with counterparties to off-balance sheet credit instruments is generally limited to the hedging of interest rate risk through the use of swaps and futures. Our subsidiary banks that engage in this activity have ISDA agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between our subsidiary banks and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. Some of the counterparties are domiciled in Europe; however, the Company’s maximum exposure that is not cash collateralized to any single counterparty was not material as of December 31, 2013.

The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company attempts to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. The Company has adopted and adheres to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged lending, municipal lending, and lending to the energy sector. All of these limits are continually monitored and revised as necessary. These concentration limits, particularly with regard to various categories of CRE and real estate development are materially lower than they were in 2007 and 2008, just prior to the emergence of the recent economic downturn. The majority of the Company’s business activity is with customers located within the geographical footprint of its subsidiary banks.

The credit quality of the Company’s loan portfolio improved during 2013. Nonperforming lending-related assets at December 31, 2013 decreased by 39.3% from December 31, 2012. Gross charge-offs for 2013 declined to $131 million from $267 million in 2012. Net charge-offs decreased to $52 million from $155 million for the same periods.

As displayed in Schedule 21, commercial and industrial loans were the largest category and constituted 32.0% of the Company’s loan portfolio at December 31, 2013. Construction and land development loans slightly increased to 5.6% of total loans at December 31, 2013, compared to 5.1% at December 31, 2012; however, they have declined significantly from a prerecession level of 20.1% of total loans at the end of 2007.

Schedule 21
LOAN PORTFOLIO DIVERSIFICATION

	December 31, 2013		December 31, 2012
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$12,481	32.0%	$11,257	29.9%
Leasing	388	1.0	423	1.1
Owner occupied	7,437	19.0	7,589	20.1
Municipal	449	1.2	494	1.3
Total commercial	20,755	53.2	19,763	52.4
Commercial real estate:
Construction and land development	2,183	5.6	1,939	5.1
Term	8,006	20.5	8,063	21.4
Total commercial real estate	10,189	26.1	10,002	26.5
Consumer:
Home equity credit line	2,133	5.5	2,178	5.8
1-4 family residential	4,737	12.1	4,350	11.6
Construction and other consumer real estate	325	0.8	321	0.9
Bankcard and other revolving plans	356	0.9	307	0.8
Other	198	0.5	216	0.6
Total consumer	7,749	19.8	7,372	19.7
FDIC-supported loans	350	0.9	528	1.4
Total net loans	$39,043	100.0%	$37,665	100.0%
FDIC-Supported Loans
The Company’s loan portfolio includes loans that were acquired from failed banks in 2009: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans are covered under loss sharing agreements with the FDIC for which the FDIC generally will assume 80% of the first $275 million of credit losses for the Alliance Bank assets, $40 million of credit losses for the Great Basin Bank assets, $465 million of credit losses for the Vineyard Bank assets, and 95% of the credit losses in excess of those amounts. The Company does not expect total losses to exceed this higher threshold because acquired loans have performed better than originally expected. FDIC-supported loans represented 0.9% and 1.4% of the Company’s total loan portfolio at December 31, 2013 and 2012, respectively. Refer to Note 7 of the Notes to Consolidated Financial Statements for more information.

Schedule 22
NET LOSSES COVERED BY FDIC LOSS SHARING AGREEMENTS

	Inception through December 31, 2013
(In millions)	Total actual net losses	Threshold

Alliance Bank	$165	$275
Great Basin Bank	11	40
Vineyard Bank	194	465
	$370	$780
Government Agency Guaranteed Loans
The Company participates in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of December 31, 2013, the principal balance of these loans was $573 million, and the guaranteed portion was approximately $433 million. Most of these loans were guaranteed by the Small Business Administration.

Schedule 23 presents the composition of government agency guaranteed loans, excluding FDIC-supported loans:

Schedule 23
GOVERNMENT GUARANTEES

(Amounts in millions)	December 31, 2013	Percent guaranteed	December 31, 2012	Percent guaranteed

Commercial	$552	75%	$567	74%
Commercial real estate	17	76	20	76
Consumer	4	100	3	100
Total loans excluding FDIC-supported loans	$573	76	$590	75
Commercial Lending
Schedule 24 provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio:

Schedule 24
COMMERCIAL LENDING BY INDUSTRY GROUP

	December 31, 2013		December 31, 2012
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,937	14.1%	$2,782	14.1%
Mining, quarrying and oil and gas extraction	2,205	10.6	1,992	10.1
Manufacturing	2,181	10.5	1,999	10.1
Retail trade	1,737	8.4	1,661	8.4
Wholesale trade	1,464	7.1	1,521	7.7
Healthcare and social assistance	1,211	5.8	1,205	6.1
Finance and insurance	1,168	5.6	1,093	5.5
Transportation and warehousing	1,074	5.2	1,001	5.1
Professional, scientific and technical services	928	4.5	968	4.9
Construction	925	4.5	1,016	5.1
Accommodation and food services	799	3.8	786	4.0
Other [1]	4,126	19.9	3,739	18.9
Total	$20,755	100.0%	$19,763	100.0%
 1 No other industry group exceeds 5%.

Commercial Real Estate Loans
As reflected in Schedule 25, the CRE portfolio is well diversified by property type, purpose, and collateral location.

Schedule 25
COMMERCIAL REAL ESTATE PORTFOLIO BY PROPERTY TYPE AND COLLATERAL LOCATION
Represents Percentages Based Upon Outstanding Commercial Real Estate Loans
At December 31, 2013

(Amounts in millions)		Collateral Location									% of total CRE	% of loan type
Loan type	Balance [1]	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash-ington	Other
Commercial term
Industrial		1.64%	1.43%	2.46%	0.58%	0.51%	0.96%	0.90%	0.32%	0.95%	9.75%	12.34%
Office		1.94	1.65	4.15	0.76	1.04	1.29	3.76	0.46	0.80	15.85	20.03
Retail		2.11	1.15	3.98	1.54	0.72	2.70	1.34	0.25	1.46	15.25	19.27
Hotel/motel		1.72	0.78	1.38	0.66	0.75	1.34	1.23	0.18	2.20	10.24	12.98
Acquisition/development		0.02	0.09	0.57	—	—	—	0.16	—	0.02	0.86	1.09
Golf course		0.01	—	—	—	—	—	—	—	—	0.01	0.01
Medical		0.59	0.10	0.52	0.73	0.03	0.44	0.32	0.07	0.12	2.92	3.71
Recreation/restaurant		0.44	0.07	0.66	0.17	0.05	0.27	0.19	0.11	0.40	2.36	2.98
Multifamily		1.65	1.05	5.27	0.26	0.80	2.57	1.27	0.42	0.82	14.11	17.83
Other		0.85	0.65	1.80	0.76	0.73	0.44	1.39	0.24	0.87	7.73	9.76
Total	$7,893	10.97	6.97	20.79	5.46	4.63	10.01	10.56	2.05	7.64	79.08	100.00

Residential construction and land development
Single family housing		0.19	0.34	1.14	0.05	0.26	1.05	0.08	0.09	0.06	3.26	48.08
Acquisition/development		0.34	0.03	0.46	0.02	0.04	0.83	0.50	0.01	—	2.23	33.51
Loan lot investor		0.07	0.01	0.07	—	0.02	0.07	0.27	0.01	0.07	0.59	8.76
Condo		—	—	0.56	—	—	0.01	0.01	—	0.07	0.65	9.65
Total	671	0.60	0.38	2.23	0.07	0.32	1.96	0.86	0.11	0.20	6.73	100.00

Commercial construction and land development
Industrial		0.15	0.01	—	—	0.03	0.65	0.05	0.01	—	0.90	6.40
Office		—	0.18	0.44	0.06	0.10	0.26	0.47	0.07	—	1.58	11.14
Retail		0.04	0.13	0.02	0.08	0.04	0.30	0.73	—	—	1.34	9.40
Hotel/motel		0.10	0.05	0.19	—	—	0.23	0.04	—	—	0.61	4.29
Acquisition/development		0.26	0.14	0.30	0.21	0.39	0.60	0.54	0.06	0.03	2.53	17.84
Medical		0.01	—	—	—	0.02	0.06	0.09	—	—	0.18	1.24
Recreation		0.03	—	—	—	—	0.02	0.01	—	—	0.06	0.34
Multifamily		0.43	0.23	1.67	0.39	0.73	1.18	1.16	0.26	0.28	6.33	44.66
Other		0.05	0.01	0.03	0.23	0.03	0.07	0.14	—	0.10	0.66	4.69
Total	1,415	1.07	0.75	2.65	0.97	1.34	3.37	3.23	0.40	0.41	14.19	100.00

Total construction and land development	2,086	1.67	1.13	4.88	1.04	1.66	5.33	4.09	0.51	0.61	20.92

Total commercial real estate	$9,979	12.64	8.10	25.67	6.50	6.29	15.34	14.65	2.56	8.25	100.00
1 Excludes approximately $210 million of unsecured loans outstanding, but related to the real estate industry.

Selected information indicative of credit quality regarding our CRE loan portfolio is presented in Schedule 26.
Schedule 26
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION
At December 31, 2013

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	12/31/2013	$1,121	$700	$2,095	$557	$463	$1,041	$1,058	$207	$764	$8,006	78.6%
% of loan type		14.0%	8.7%	26.2%	7.0%	5.8%	13.0%	13.2%	2.6%	9.5%	100.0%
Delinquency rates [2]:
30-89 days	12/31/2013	0.3%	—	0.2%	0.7%	—	0.2%	0.1%	—	0.4%	0.2%
	12/31/2012	0.2%	0.1%	0.1%	0.2%	—	0.1%	0.2%	1.3%	1.6%	0.3%
≥ 90 days	12/31/2013	—	0.5%	0.4%	—	—	0.3%	0.1%	—	0.5%	0.2%
	12/31/2012	0.3%	1.3%	0.5%	0.8%	0.7%	0.5%	0.1%	—	2.1%	0.7%
Accruing loans past due 90 days or more	12/31/2013	$—	$1	$5	$—	$—	$—	$—	$—	$—	$6
	12/31/2012	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2013	7	4	13	8	1	7	6	1	13	60
	12/31/2012	10	9	19	14	11	8	4	3	47	125
Residential construction and land development
Balance outstanding	12/31/2013	$63	$40	$253	$7	$32	$199	$88	$11	$20	$713	7.0%
% of loan type		8.8%	5.6%	35.6%	1.0%	4.5%	27.9%	12.3%	1.5%	2.8%	100.0%
Delinquency rates [2]:
30-89 days	12/31/2013	1.0%	—	—	—	0.4%	—	—	—	—	0.1%
	12/31/2012	0.6%	1.0%	0.4%	10.7%	4.9%	7.9%	0.2%	—	—	3.1%
≥ 90 days	12/31/2013	—	—	0.1%	—	—	3.0%	0.2	—	—	0.9%
	12/31/2012	0.7%	—	0.2%	—	0.5%	6.7%	—	—	—	2.4%
Accruing loans past due 90 days or more	12/31/2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2012	—	—	—	—	—	1	—	—	—	1
Nonaccrual loans	12/31/2013	1	—	—	—	—	9	—	—	—	10
	12/31/2012	6	—	—	—	—	29	4	—	—	39
Commercial construction and land development
Balance outstanding	12/31/2013	$105	$77	$269	$96	$136	$367	$326	$42	$52	$1,470	14.4%
% of loan type		7.1%	5.2%	18.3%	6.5%	9.3%	25.0%	22.2%	2.9%	3.5%	100.0%
Delinquency rates [2]:
30-89 days	12/31/2013	0.7%	0.8%	0.5%	4.9%	—	0.3%	—	—	—	0.6%
	12/31/2012	2.4%	—	—	27.9%	0.4%	2.0%	2.3%	—	7.3%	3.1%
≥ 90 days	12/31/2013	—	—	—	—	—	1.5%	—	—	—	0.4%
	12/31/2012	—	2.6%	0.1%	0.2%	—	4.0%	—	—	—	1.6%
Accruing loans past due 90 days or more	12/31/2013	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2012	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2013	—	1	—	—	—	5	13	—	—	19
	12/31/2012	—	1	—	22	—	29	14	3	—	69
Total construction and land development	12/31/2013	$168	$117	$522	$103	$168	$566	$414	$53	$72	$2,183
Total commercial real estate	12/31/2013	$1,289	$817	$2,617	$660	$631	$1,607	$1,472	$260	$836	$10,189	100.0%
1No other geography exceeds $126 million for all three loan types.
2Delinquency rates include nonaccrual loans.

Approximately 17% of the CRE term loans consist of mini-perm loans as of December 31, 2013. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 83% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include, for example, criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately 18% of the commercial construction and land development portfolio at December 31, 2013 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are key in the underwriting, because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.
Within the residential construction and development sector, many of the requirements previously mentioned, such as creditworthiness and experience of the developer, up-front injection of the developer’s equity, principal curtailment requirements, and the viability of the project are also important in underwriting a residential development loan. Heavy consideration is given to market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursements are made.
Real estate appraisals are ordered and validated independently of the loan officer and the borrower, generally by each bank’s internal appraisal review function, which is staffed by licensed appraisers. In some cases, reports from automated valuation services are used. Appraisals are ordered from outside appraisers at the inception, renewal or, for CRE loans, upon the occurrence of any event causing a downgrade to a “criticized” or “classified” designation. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist.
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

Interest reserves are generally established as a loan disbursement budget item for real estate construction or development loans. We generally require borrowers to put their equity into the project prior to loan disbursements on these loans. This enables the bank to ensure the availability of equity to complete the project. The Company’s practice is to monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If, at any time during the life of the credit, the project is determined not to be viable (including the adequacy of the remaining interest reserves), the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed necessary. At December 31, 2013 and 2012, Zions’ affiliates had 609 and 451 loans with an outstanding balance of $715 million and $477 million where available interest reserves amounted to $104 million and $73 million, respectively. In instances where projects are in default and have been determined not to be viable, the interest reserves and other disbursements have been frozen, as appropriate.

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
In general, we obtain and consider updated financial information for the guarantor as part of our determination to extend a loan. The quality and frequency of financial reporting collected and analyzed varies depending on the contractual requirements for reporting, the size of the transaction, and the strength of the guarantor.
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

The Company has a portfolio of $276 million of stated income mortgage loans with generally high FICO® scores at origination, including “one-time close” loans to finance the construction of homes, which convert into permanent jumbo mortgages. As of December 31, 2013, approximately $18 million of these loans had refreshed FICO® scores of less than 620. These totals exclude held-for-sale loans. Stated income loans account for approximately $0.6 million, or 10%, of our credit losses in 1-4 family residential first mortgage loans during 2013. Most of the net credit losses were incurred by NBAZ, while Zions Bank had net recoveries on stated income loans that had been previously written off.

The Company is engaged in home equity credit line (“HECL”) lending. At December 31, 2013, the Company’s HECL portfolio totaled $2.1 billion, including FDIC-supported loans. Approximately $1.1 billion of the portfolio is secured by first deeds of trust, while the remaining $1.0 billion is secured by junior liens. The outstanding balances and commitments by origination year for the junior lien HECLs are presented in Schedule 27:

Schedule 27
JR. LIEN HECLs – OUTSTANDING BALANCES AND TOTAL COMMITMENTS

(In millions)	December 31, 2013		December 31, 2012
Year of origination	Outstanding balance	Total commitments	Outstanding balance	Total commitments

2013	$161	$331
2012	103	208	$117	$234
2011	74	154	97	182
2010	51	101	68	122
2009	54	109	65	125
2008	126	208	158	250
2007 and prior	491	1,006	608	1,205
Total	$1,060	$2,117	$1,113	$2,118

More than 97% of the Company’s HECL portfolio is still in the draw period, and approximately 41% is scheduled to begin amortizing within the next five years; however, most of the loans are expected to be renewed for a second 10-year period after a satisfactory review of the borrower’s credit history and ability to repay the loan. Of the total home equity credit line portfolio, including FDIC-supported loans, 0.18% was 90 days or more past due at December 31, 2013, compared to 0.27% at December 31, 2012. During 2013, the Company modified $0.1 million of home equity credit lines. The annualized credit losses for the HECL portfolio were 23 bps and 86 bps for 2013 and 2012, respectively.

As of December 31, 2013, loans representing approximately 7% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. The estimated current collateral value is based on projecting values forward from the most recent valuation of the underlying collateral using home price indices at the metropolitan area level. Generally, a valuation of collateral is performed at origination. For junior lien HECLs, the estimated current balance of prior liens is added to the numerator in the calculation of CLTV. Additional detail for the CLTV as of December 31, 2013 and 2012 is shown in Schedule 28:

Schedule 28
HECL PORTFOLIO BY COMBINED LOAN-TO-VALUE

	Percentage of HECL portfolio
	December 31,
CLTV	2013	2012

>100%	7%	14%
90-100%	5	9
80-89%	10	13
< 80%	78	64
	100%	100%

At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination. Credit bureau data, credit scores, and estimated CLTV are refreshed on a quarterly basis, and are used to monitor and manage accounts, including amounts available under the lines of credit. The allowance for loan losses is determined through the use of roll rate models, and first lien HECLs are modeled separately from junior lien HECLs. See Note 7 of the Notes to Consolidated Financial Statements for additional information on the allowance for loan losses.

Nonperforming Assets
Nonperforming lending-related assets as a percentage of loans and leases and OREO decreased to 1.15% at December 31, 2013, compared with 1.96% at December 31, 2012.

Total nonaccrual loans, excluding FDIC-supported loans, at December 31, 2013 decreased by $229 million from the prior year. The decrease is primarily due to a $79 million decrease in construction and land development loans, a $70 million decrease in commercial owner occupied loans, and a $65 million decrease in commercial real estate term loans. The largest total decreases in nonaccrual loans occurred at Zions Bank, Amegy and NSB.

The balance of nonaccrual loans can decrease due to pay-downs, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” on page 76 for more information. Company policy does not allow for the conversion of nonaccrual construction and land development loans to commercial real estate term loans. See Note 7 of the Notes to Consolidated Financial Statements for more information.

Schedule 29 sets forth the Company’s nonperforming lending-related assets:

Schedule 29
NONPERFORMING LENDING-RELATED ASSETS

(Amounts in millions)	December 31,
	2013	2012	2011	2010	2009
Nonaccrual loans:
Loans held for sale	$—	$—	$18	$—	$—
Commercial:
Commercial and industrial	98	91	127	224	319
Leasing	1	1	2	1	11
Owner occupied	136	206	239	342	474
Municipal	10	9	—	2	—
Commercial real estate:
Construction and land development	29	108	220	494	825
Term	60	125	156	264	228
Consumer:
Real estate	66	89	121	163	162
Other	2	2	3	3	4
Nonaccrual loans, excluding FDIC-supported loans	402	631	886	1,493	2,023
Other real estate owned:
Commercial:
Commercial properties	16	45	58	99	85
Developed land	6	10	4	6	14
Land	6	8	17	33	35
Residential:
1-4 family	5	8	19	53	50
Developed land	9	14	21	50	119
Land	1	5	10	18	33
Other real estate owned, excluding FDIC-supported assets	43	90	129	259	336
Total nonperforming lending-related assets, excluding FDIC-supported assets	445	721	1,015	1,752	2,359
FDIC-supported nonaccrual loans	4	17	25	36	356
FDIC-supported other real estate owned	3	8	24	40	54
FDIC-supported nonperforming lending-related assets	7	25	49	76	410
Total nonperforming lending-related assets	$452	$746	$1,064	$1,828	$2,769
Ratio of nonperforming lending-related assets to net loans and leases[1] and other real estate owned	1.15%	1.96%	2.83%	4.90%	6.78%
Accruing loans past due 90 days or more:
Commercial	$3	$6	$8	$11	$53
Commercial real estate	5	1	7	7	33
Consumer	2	3	4	5	21
Total excluding FDIC-supported loans	10	10	19	23	107
FDIC-supported accruing loans past due 90 days or more	30	52	75	119	56
Total	$40	$62	$94	$142	$163
Ratio of accruing loans past due 90 days or more to net loans and leases[1]	0.10%	0.16%	0.25%	0.38%	0.40%
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

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely principal and interest payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected on the B notes are accounted for as recoveries. The outstanding carrying value of loans restructured using the A/B note strategy was approximately $126 million and $160 million at December 31, 2013 and 2012, respectively.

If the restructured loan performs for at least six months according to the modified terms, and an analysis of the customer’s financial condition indicates that the Company is reasonably assured of repayment of the modified principal and interest, the loan may be returned to accrual status. The borrower’s payment performance prior to and following the restructuring is taken into account to determine whether or not a loan should be returned to accrual status.

Schedule 30
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	December 31,
(In millions)	2013	2012

Restructured loans – accruing	$345	$407
Restructured loans – nonaccruing	136	216
Total	$481	$623

In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). Company policy requires that the removal of TDR status be approved at the same management level that approved the upgrading of a loan’s classification. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

Schedule 31
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	December 31,
(In millions)	2013	2012

Balance at beginning of year	$623	$744
New identified TDRs and principal increases	213	321
Payments and payoffs	(271)	(249)
Charge-offs	(18)	(32)
No longer reported as TDRs	(28)	(65)
Sales and other	(38)	(96)
Balance at end of year	$481	$623

Other Nonperforming Assets
In addition to lending-related nonperforming assets, the Company had $224 million in carrying value ($239 million at amortized cost) of investments in debt securities (primarily bank and insurance company CDOs) that were on nonaccrual status at December 31, 2013, compared to $187 million in carrying value ($471 million at amortized cost) at December 31, 2012.

Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

Schedule 32 shows the changes in the allowance for loan losses and a summary of loan loss experience.

Schedule 32
SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	2013	2012	2011	2010	2009
Loans and leases outstanding on December 31, (net of unearned income)	$39,043	$37,665	$37,258	$36,830	$40,260
Average loans and leases outstanding, (net of unearned income)	$38,107	$37,037	$36,897	$38,326	$41,569

Allowance for loan losses:
Balance at beginning of year	$896	$1,052	$1,442	$1,532	$688
Provision charged against earnings	(87)	14	75	853	2,017
Adjustment for FDIC-supported loans	(11)	(15)	(9)	40	2
Charge-offs:
Commercial	(76)	(121)	(241)	(417)	(373)
Commercial real estate	(26)	(85)	(229)	(517)	(713)
Consumer	(29)	(61)	(90)	(140)	(170)
Total	(131)	(267)	(560)	(1,074)	(1,256)
Recoveries:
Commercial	41	56	55	35	51
Commercial real estate	25	42	35	44	21
Consumer	13	14	14	12	9
Total	79	112	104	91	81
Net loan and lease charge-offs	(52)	(155)	(456)	(983)	(1,175)
Balance at end of year	$746	$896	$1,052	$1,442	$1,532

Ratio of net charge-offs to average loans and leases	0.14%	0.42%	1.24%	2.56%	2.83%
Ratio of allowance for loan losses to net loans and leases, on December 31,	1.91%	2.38%	2.82%	3.92%	3.81%
Ratio of allowance for loan losses to nonperforming loans, on December 31,	183.54%	138.25%	115.43%	94.32%	64.40%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, on December 31,	166.97%	126.22%	104.67%	86.31%	60.27%

Schedule 33 provides a breakdown of the allowance for loan losses and the allocation among the portfolio segments.

Schedule 33
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
At December 31,

	2013		2012		2011		2010		2009
	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance
(Amounts in millions)
Loan segment
Commercial	53.2%	$465	52.4%	$511	52.1%	$630	49.5%	$763	47.6%	$614
Commercial real estate	26.1	213	26.5	277	27.3	276	30.2	487	31.8	753
Consumer	19.8	61	19.7	96	18.6	123	17.7	154	17.0	165
FDIC-supported loans	0.9	7	1.4	12	2.0	23	2.6	38	3.6	—
Total	100.0%	$746	100.0%	$896	100.0%	$1,052	100.0%	$1,442	100.0%	$1,532

The total ALLL declined during 2013 by $150 million due to the positive credit trends experienced in our major loan portfolio segments. Although credit quality trends improved during 2013, the Company increased the portion of the ALLL related to qualitative and environmental factors to keep changes in the level of ALLL consistent with continued elevated levels of problem loans and moderate economic growth.

The total ALLL at December 31, 2012 decreased by $156 million compared to December 31, 2011. The decreases in the ALLL reflected improvements in credit quality trends and somewhat improving economic conditions in some of our markets. The Company decreased the portion of the ALLL related to qualitative and environmental factors to reflect the positive credit quality trends and stabilizing economic conditions.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve decreased by $17.1 million compared to December 31, 2012.

See Note 7 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses and credit trends experienced in each portfolio segment.

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

The Company’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company, including interest rate and market risk management. The Boards of Directors of the Company’s subsidiary banks are also required to review and approve these policies. In addition, the Board establishes and periodically revises policy limits and reviews limit exceptions reported by management. The Board has established the Asset/Liability Committee (“ALCO”) consisting of members of management, to which it has delegated the responsibility of managing interest rate and market risk for the Company. Among its other responsibilities, ALCO’s primary responsibility for managing interest rate and market risk includes the following:

•
recommending policies to the Enterprise Risk Management Committee (“ERMC”) and administering ERMC-approved policies that govern and limit the Company’s exposure to all interest rate and market risks, including policies that are designed to limit the Company’s adverse exposure to changes in interest rates;

•	approving procedures that support the Board-approved policies;

•
approving all material interest rate risk management strategies, including all hedging strategies and actions taken pursuant to managing interest rate risk and monitoring risk positions against approved limits;

•	approving limits and all financial derivative positions taken at both the Parent and subsidiaries for the purpose of hedging the Company’s interest rate and market risks;

•	providing the basis for integrated balance sheet, net interest income, and liquidity management;

•	calculating the estimated market value of each class of assets, liabilities, and net equity, given defined interest rate scenarios;

•	managing the Company’s exposure to changes in net interest income and estimated market value of equity due to interest rate fluctuations;

•	quantifying the effects of hedging instruments on the market value of equity and on net interest income under defined interest rate scenarios; and

•	reporting timely all policy limit violations to the Chief Risk Officer, who reports them to the Board of Directors.

Interest Rate Risk
Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The asset sensitivity of the Company’s balance sheet changed minimally during 2013.

Due to the low level of rates and the natural lower bound of zero for market indices, there is limited sensitivity to falling rates at the current time. However, if interest rates remain at their current historically low levels, given the Company’s asset sensitivity, it expects its net interest margin to be under continuing modest pressure assuming a stable balance sheet. If interest rates remain stable, this pressure may lead to a reduction in net interest income, unless its impact is offset by sufficient loan growth, interest rate swaps, securities purchases, or other means.

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

Due to embedded optionality and asymmetric rate risk, changes in MVE can be useful in quantifying risks not apparent for small rate changes. Examples of such risks may include out-of-the-money caps on loans, which have little effect for small rate movements but may become important if larger rate shocks were to occur, or substantial prepayment deceleration for low rate mortgages in a higher rate environment.

The Company’s policy is generally to limit declines in MVE to 3% per 100 bps movement in interest rates in either direction. Schedule 34 presents the formal limits adopted by the Company’s Board of Directors:

Schedule 34
MARKET VALUE OF EQUITY DECLINE LIMITS

Parallel change in interest rates	Trigger decline in MVE	Risk capacity decline in MVE

+/- 100 bps	3%	4%
+/- 200 bps	6%	8%
+/- 300 bps	9%	12%

These MVE limits, adopted in late 2012, are a change from the previous policy which imposed limits on duration of equity. We had been calculating both measures in parallel for several quarters prior to the adoption of MVE as a primary policy limit, and no significant change in the Company’s interest rate risk position resulted from this policy change. Further, we still calculate and monitor both measures. Duration of equity measures changes in MVE for small changes in interest rates only. The changes to the policy to limit declines in MVE over a wider range of rate movements enhanced the interest rate risk management practice of the Company. Changes or exceptions to the MVE limits are subject to notification and approval by the Risk Oversight Committee of the Company’s Board of Directors.

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

The estimated MVE and income simulation results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking and savings and money market accounts, and also to prepayment assumptions used for loans with prepayment options. Given the uncertainty of these estimates, we view both the MVE and the income simulation results as falling within a wide range of possibilities. Management uses historical regression analysis as a guide to setting such assumptions; however, due to the current low interest rate environment, which has little historical precedent, estimated deposit durations may not reflect actual future results. Even modest variation of such assumptions may have significant impact on the calculation of income simulation and market value of equity shown below. These assumptions are as follows:

Schedule 35
REPRICING SCENARIO ASSUMPTIONS BY DEPOSIT PRODUCT

	As of December 31, 2013
	Fast		Slow
Product	Effective duration (base)	Effective duration (+200 bps)	Effective duration (base)	Effective duration (+200 bps)

Demand deposits	1.57%	1.77%	2.44%	2.84%
Money market	0.77%	0.74%	1.15%	1.10%
Savings and interest on checking	2.92%	2.78%	3.47%	3.03%
Note: Effective duration measures the percent change in MVE for a 100 bps parallel shift in rates as compared to the Macaulay Duration, which measures weighted average life of cash flows in years and is not reported. The Company’s Demand Deposit Model assumes significant negative convexity in the current low rate environment.

As of the dates indicated, the following schedule shows the Company’s percentage change in interest rate sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps. The Company estimates interest rate risk with two sets of deposit repricing scenarios.

The first scenario assumes that administered-rate deposits (money market, interest-earning checking, and savings) reprice at a faster speed in response to changes in interest rates. Additionally, interest rates cannot decline below zero. At December 31, 2013 and 2012, interest rates were at such a low level that repricing scenarios assuming -100 bps rate shocks produced negative results.

The second scenario assumes that those deposits reprice at a slower speed. For larger rate shocks, e.g., +300 bps, models reflecting consumer behavior in regards to both loan prepayments and deposit run-off are inherently prone to increased model uncertainty.

Schedule 36
INCOME SIMULATION – CHANGE IN INTEREST RATE SENSITIVE INCOME

	As of December 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(2.8)%	5.7%	12.0%	18.1%
Slow	(2.9)%	7.0%	14.5%	21.8%

	As of December 31, 2012
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(1.8)%	3.9%	9.8%	16.7%
Slow	(2.0)%	5.0%	12.1%	20.2%

Schedule 37 includes changes in the MVE from -100 bps to +300 bps parallel rate moves for both “fast” and “slow” scenarios.

Schedule 37
CHANGES IN MARKET VALUE OF EQUITY

	As of December 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	0.6%	1.1%	2.6%	3.3%
Slow	(3.5)%	6.2%	13.0%	18.4%

Note: the major change in MVE is due to the assumption change in Non-Core DDA(6M vs. 1M) .

	As of December 31, 2012
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	0.7%	1.7%	3.9%	6.3%
Slow	(2.8)%	4.9%	10.6%	16.0%

During 2013, changes in interest rate sensitivity were, among other things, driven by:

•	a 1.6% year-over-year increase in noninterest-bearing demand deposits, with the majority of the increase being invested in short-term money market assets;

•	the redemption of preferred stock from cash reserves;

•	changes in the modeling assumptions for capturing balloon payments;

•	changes to prepayment assumptions; and

•	changes in deposit behavior assumptions.

Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At December 31, 2013 and 2012, approximately 78% and 77%, respectively, of the Company’s commercial lending and CRE portfolios were variable rate and primarily tied to either the prime rate or LIBOR. In addition, certain of our consumer loans also have variable interest rates. See Schedule 19 for further information on fixed and variable interest rates of the loan portfolio.

Largely due to competitive pressures, the favorable impact on loan yield from the use of interest rate floors has diminished. As of December 31, 2013 and 2012, approximately 39.4% and 37.5%, respectively, of all of the Company’s variable rate loan balances contain floors. Of the loans with floors, approximately 64.5% and 74.4% of the balances at these same respective dates were priced at the floor rates, which were above the “index plus spread” rate by an average of 0.53% and 1.07%, respectively.

At December 31, 2013, the Company held $100 million (notional amount) of interest rate swap agreements of which $50 million each mature in 2018 and 2019. See Notes 8 and 21 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

Market Risk – Fixed Income
The Company engages in the underwriting and trading of municipal securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.

At December 31, 2013, the Company had $35 million of trading assets and $74 million of securities sold, not yet purchased, compared with $28 million and $27 million, respectively, at December 31, 2012.

During the third quarter of 2012, the Company exited the business of trading corporate debt securities in preparation for the expected implementation of the Volcker Rule of the Dodd-Frank Act. We do not expect this change to have a material impact on the Company’s future earnings.

The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During 2013, the after-tax change in AOCI attributable to AFS and HTM securities was an increase of $235 million compared to a $149 million increase in 2012. The primary reason for the increase is the observed improvement in market values of trust preferred CDOs, and such improvements may not be sustainable. If any of the AFS or HTM securities become other-than-temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” on page 51 for additional information on OTTI.

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
The Company holds investments in pre-public companies through various, predominantly SBIC venture capital funds. The Company’s equity exposure to these investments was approximately $68 million and $56 million at December 31, 2013 and 2012, respectively.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds were generally not a part of the strategy since the underlying companies were typically not creditworthy. The carrying value of Amegy’s equity investments was $54 million and $60 million at December 31, 2013 and 2012, respectively.

These private equity investments are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act, as published on December 10, 2013, prohibits banks and bank holding companies from holding private equity investments beyond July 2015, except for SBIC funds. The Company may apply for two one-year exceptions that would extend the disposal deadline to July 2017. As of December 31, 2013, such prohibited private equity investments, except for SBIC funds, amounted to $58 million. The Company currently does not believe that this divestiture requirement will have a material negative impact on the value of these investments.

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
Overseeing liquidity management is the responsibility of ALCO, which implements a Board-adopted corporate Liquidity and Funding Policy. This policy addresses maintaining adequate liquidity, diversifying funding positions, monitoring liquidity at consolidated as well as subsidiary bank levels, and anticipating future funding needs. The policy also includes liquidity ratio guidelines, for example, the “time to required funding” and fixed charges coverage ratios, that are used to monitor the liquidity positions of the Parent and subsidiary banks, as well as various stress test and liquid asset measurements for the Parent and bank liquidity.
The management of liquidity and funding is performed centrally for the Parent and jointly by the Parent and bank management for its subsidiary banks. Zions Bank’s Capital Markets/Investment Division performs this management centrally, under the direction of the Company’s Chief Investment Officer, with oversight by ALCO. The Chief Investment Officer is responsible for recommending changes to existing funding plans, as well as to the Company’s Liquidity Policy. These recommendations must be submitted for approval to ALCO, and changes to the Policy also must be approved by the Company’s Enterprise Risk Management Committee and the Board of Directors. The Company has adopted policy limits that govern liquidity risk, including a target for the Parent’s time-to-required funding of 18-24 months, with a minimum policy limit of not less than 12 months. Throughout 2013 and as of December 31, 2013, the Company complied with this policy.
The subsidiary banks have authority to price deposits, borrow from their FHLB and the Federal Reserve, and sell/purchase Federal Funds to/from Zions Bank and/or correspondent banks. The banks may also make liquidity and funding recommendations to the Chief Investment Officer.
In recent years international and U.S. banking regulators have published for comment proposed rules that have as an objective to strengthen the liquidity positions of larger financial institutions, including for example, a newly defined Liquidity Coverage Ratio. These rules in general would require that institutions maintain higher levels of highly liquid on-balance sheet assets than they have sometimes held historically. While none of these proposals has yet been adopted in final form, the Company believes that on a consolidated basis it would be in compliance with the rules if they were adopted as proposed.

Contractual Obligations
Schedule 38 summarizes the Company’s contractual obligations at December 31, 2013:
Schedule 38
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$2,217	$428	$200	$1	$43,516	$46,362
Commitments to extend credit	4,417	5,745	3,183	2,829		16,174
Standby letters of credit:
Financial	526	155	5	94		780
Performance	118	33	8			159
Commercial letters of credit	75			5		80
Commitments to make venture and other noninterest-bearing investments[2]	28					28
Securities sold, not yet purchased	74					74
Federal funds purchased and security repurchase agreements	267					267
Long-term debt [3]	461	598	444	767		2,270
Operating leases, net of subleases	44,857	87,527	69,257	135,869		337,510
Unrecognized tax benefits, ASC 740		2				2
	$53,040	$94,488	$73,097	$139,565	$43,516	$403,706

[1]	Indeterminable maturity deposits include noninterest-bearing demand, savings and money market, and non-time foreign.

[2]	Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They have therefore been considered due on demand, maturing in one year or less.

[3]	The maturities on long-term borrowings do not include the associated hedges.

In addition to the commitments specifically noted in Schedule 38, the Company enters into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services used in the operation of its business. Generally, these contracts are renewable or cancelable at least annually, although in some cases to secure favorable pricing concessions, the Company has committed to contracts that may extend to several years.

The Company also enters into derivative contracts under which it is required either to receive or pay cash, depending on changes in interest rates. These contracts are carried at fair value on the balance sheet with the fair value representing the net present value of the expected future cash receipts and payments based on market rates of interest as of the balance sheet date. The fair value of the contracts changes daily as interest rates change. See Note 8 of the Notes to Consolidated Financial Statements for further information on derivative contracts.

Liquidity Management Actions
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries decreased to $9.3 billion at December 31, 2013 from $10.5 billion at December 31, 2012. The $1.2 billion decrease during 2013 resulted primarily from (1) net loan originations, (2) an increase in investment securities, (3) an increase in federal funds sold, and (4) a net repayment of long term debt. These decreases in cash were partially offset by (1) an increase in net cash provided by operating activities and (2) an increase in deposits.

Parent Company Liquidity – The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders.

The Parent’s cash needs are usually met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate share of current income taxes, and long-term debt and equity issuances.

Cash, interest-bearing deposits held as investments, and security resell agreements at the Parent increased to $903 million at December 31, 2013 from $653 million at December 31, 2012. The $250 million increase during 2013 was primarily a result of (1) dividends received from its subsidiaries and (2) the redemption of subsidiary preferred stock issued to the Parent, as discussed subsequently. These increases were partially offset by (1) a decrease in cash resulting from a net repayment of long-term debt, and (2) the payment of preferred and common dividends.

During 2013, the Parent received common dividends and return of common equity totaling $376.8 million and preferred dividends totaling $44.8 million from its subsidiary banks. Also, the Parent received cash of $175.0 million from its subsidiary banks as a result of the redemption of preferred stock issued to the Parent. During 2012, the Parent received $302.0 million from its subsidiaries for common dividends and return of common equity, and preferred dividends, and $769.1 million from the redemption of preferred stock issued to the Parent. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During 2013, all of the Company’s subsidiary banks recorded a profit. We expect that this profitability will be sustained, thus permitting continued payments of dividends and/or returns of capital by the subsidiaries to the Parent during 2014.
In the second quarter of 2013, the Company increased its quarterly dividend on its common stock to $0.04 per share from $0.01 per share that had been paid during the previous several years.
General financial market and economic conditions impact the Company’s access to and cost of external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during 2013, except that Standards & Poor’s outlook improved to stable from negative. While Moody’s rates the Company’s senior debt as Ba1 (one notch below investment grade), Standard & Poor’s, Fitch, Dominion Bond Rating Service (“DBRS”), and Kroll all rate the Company’s senior debt at an investment grade level. In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment grade.
Schedule 39 presents the Parent’s ratings as of December 31, 2013:

Schedule 39
CREDIT RATINGS

Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating

S&P	Stable	BBB-	BB+
Moody’s	Stable	Ba1	Ba2
Fitch	Positive	BBB-	BB+
DBRS	Stable	BBB (low)	BB (high)
Kroll	Stable	BBB	BBB-

During 2013, the primary sources of additional cash to the Parent in the capital markets were (1) the issuance of $800.0 million par amount of preferred stock with a weighted average dividend rate of 6.2%; proceeds net of commissions and fees were $784.3 million and (2) a total issuance of $647.1 million of unsecured senior and subordinated notes with maturities between May 2016 and September 2028, interest rates between 2.75% and 6.95% with a weighted average interest rate of 4.9%; proceeds net of commissions and fees were $639.5 million.

The primary uses of cash in the capital markets for the Parent during 2013 were (1) the $800 million redemption of 9.5% Series C preferred stock, (2) the $285.0 million redemption of Zions Capital Trust B trust preferred securities, which carried an 8.0% interest rate (previously included in long-term debt), (3) the repurchase of $258.0 million of the Company’s 7.75% senior notes, which had an effective interest expense rate of 11.0% due to original issue discount amortization, and (4) a partial repurchase, totaling $250 million, of the 6.0% and 5.5% subordinated notes and convertible subordinated notes; the convertible subordinated notes had effective interest expense rates in excess of 20%, due to discount amortization.
During 2013 and 2012, the Parent’s operating expenses included cash payments for interest of approximately $126 million and $124 million, respectively. Additionally, the Parent paid approximately $120 million and $134 million of total dividends on preferred stock and common stock, for the same periods. Preferred stock dividends were lower during 2013 compared to 2012 primarily as a result of the redemption of the $1.4 billion TARP preferred stock and the replacement of the 11.0% Series E preferred stock with the 7.9% Series F preferred stock during 2012. Due to the previously described preferred stock and debt refinancing activities, we expect a material reduction in the cost of preferred equity and long-term debt in 2014 compared to 2013.
The Company’s cash receipts from subsidiaries and investments covered the Parent’s interest and dividend payments during 2013 and are expected to cover them in 2014. Note 24 of the Notes to Consolidated Financial Statements contains the Parent’s statements of income and cash flows for 2013, 2012 and 2011, as well as its balance sheets at December 31, 2013 and 2012.
At December 31, 2013, maturities of the Company’s long-term senior and subordinated debt ranged from February 2014 to September 2028, with effective interest rates from 1.50% to 7.75%.

See Note 13 of the Notes to Consolidated Financial Statements for a complete summary of the Company’s long-term debt.

Subsidiary Bank Liquidity – The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At December 31, 2013, these core deposits, excluding brokered deposits, in aggregate, constituted 97.1% of consolidated deposits, compared with 96.6% at December 31, 2012. On a consolidated basis, the Company’s net loan to total deposit ratio is 84.2% as of December 31, 2013, compared to 81.6% as of December 31, 2012.
Total deposits increased by $229 million to $46.4 billion during 2013 mainly due to increases of $289 million in noninterest-bearing demand deposits and $254 million in savings deposits, partly offset primarily by a decrease of $370 million in time deposits. Also, during 2013, the subsidiary banks sold most of their investments in security resell agreements, which totaled $2.7 billion at December 31, 2012 and increased their interest-bearing deposits held for investment by $2.2 billion.
The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity, and from time to time, have been a significant source of funding for each of the Company’s subsidiary banks. Zions Bank, TCBW, and TCBO are members of the FHLB of Seattle. CB&T, NSB, and NBAZ are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity and funding requirements. The subsidiary banks are required to invest in FHLB and Federal Reserved stock to maintain their borrowing capacity
At December 31, 2013, the amount available for additional FHLB and Federal Reserve borrowings was approximately $16.3 billion. Loans with a carrying value of approximately $23.0 billion at December 31, 2013, and $21.1 billion at December 31, 2012 have been pledged at the Federal Reserve and various FHLBs as collateral for current and potential borrowings. The Company had a de minimis amount (approximately $23 million) of long-term borrowings outstanding with the FHLB at December 31, 2013, which was essentially unchanged from December 31, 2012, and had no short-term FHLB or Federal Reserve borrowings outstanding, which also was unchanged from December 31, 2012. At December 31, 2013 and 2012, the subsidiary banks’ total investment in FHLB stock was approximately $105 million and $109 million, respectively. The subsidiary banks’ total investment in Federal Reserve stock was approximately $121 million and $123 million for the same respective dates.

The Company’s investment activities can provide or use cash, depending on the asset-liability management posture taken. During 2013, investment securities’ activities resulted in a net increase in investment securities and a net $246 million decrease in cash compared with a net $322 million increase in cash for 2012.
Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending activity for 2013 resulted in a net cash outflow of $1.5 billion compared to a net cash outflow of $0.8 billion for 2012.

During 2013, the Company paid income taxes of $181 million, compared to $183 million during 2012.

Operational Risk Management
Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. In its ongoing efforts to identify and manage operational risk, the Company has a Corporate Risk Management Department whose responsibility is to help management identify and assess key risks and monitor the key internal controls and processes that the Company has in place to mitigate operational risk. We have documented both controls and the Control Self Assessment related to financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Federal Deposit Insurance Corporation Improvement Act of 1991.
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

Efforts are continually underway to improve the Company’s oversight of operational risk, including enhancement of risk-control self assessments and antifraud measures, which are reported to the Enterprise Risk Management Committee and to the Risk Oversight Committee of the Board. Late in 2013, the Company further improved operational risk management by creating and staffing the position of Director of Operational Risk, to better coordinate and oversee the Company’s operational risk management. We also mitigate operational risk through the purchase of insurance, including errors and omissions and professional liability insurance. However, the number and sophistication of attempts to disrupt or penetrate the Company’s critical systems, sometimes referred to as hacking, cyberfraud, cyberattacks, cyberterrorism, or other similar names, also continues to grow. On a daily basis, the Company, its customers, and other financial institutions are subject to a large number of such attempts. The Company has established systems and procedures to monitor, thwart or mitigate damage from such attempts, and usually these efforts have been successful. However, in some instances we, or our customers, have been victimized by cyberfraud (related losses to the Company have not been material), or some of our customers have been temporarily unable to routinely access our online systems as a result of, for example, distributed denial of service attacks.

CAPITAL MANAGEMENT
The Board of Directors is responsible for approving the policies associated with capital management. The Board has established the Capital Management Committee (“CMC”) whose primary responsibility is to recommend and administer the approved capital policies that govern the capital management of the Company and its subsidiary banks. Other major CMC responsibilities include:

•
Setting overall capital targets within the Board-approved capital policy, monitoring performance compared to the Company’s Capital Policy limits, and recommending changes to capital including dividends, common stock repurchases, subordinated debt, and changes in major strategies to maintain the Company and its subsidiary banks at well capitalized levels;

•
Maintaining an adequate capital cushion to withstand adverse stress events while continuing to meet the lending needs of its customers, and to provide reasonable assurance of continued access to wholesale funding, consistent with fiduciary responsibilities to depositors and bondholders; and

•	Reviewing agency ratings of the Parent and its subsidiary banks and establishing target ratings.
The Company has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. Specifically, it is the policy of the Parent and each of the subsidiary banks to:

•	Maintain sufficient capital to support current needs;

•	Maintain an adequate capital cushion to withstand future adverse stress events while continuing to meet borrowing needs of its customers; and

•
Meet fiduciary responsibilities to depositors and bondholders while managing capital distributions to shareholders through dividends and repurchases of common stock so as to be consistent with Federal Reserve guidelines SR 09-04 and 12 U.S.C §§ 56 and 60.

In addition, the CMC oversees the Company’s capital stress testing under a variety of adverse economic and market scenarios. The Company has established processes to periodically conduct stress tests to evaluate potential impacts to the Company under hypothetical economic scenarios. These stress tests facilitate our contingency planning and management of capital and liquidity within quantitative limits reflecting the Board of Directors’ risk appetite. These processes are also used to complete the Company’s CCAR as required by the Federal Reserve.

Filing a Capital Plan with the Federal Reserve based on stress-testing and documented sound policies, processes, models, controls, and governance practices, and the subsequent review by the Federal Reserve, is an annual regulatory requirement. This Capital Plan, which is subject to objection by the Federal Reserve, governs all of the Company’s capital and significant unsecured debt financing actions for a period of five quarters. Among the actions governed by the Capital Plan are the repurchase of outstanding capital securities and the timing of new capital issuances, and whether the Company can pay or increase dividends. Any such action not included in a Capital Plan to which the Federal Reserve has not objected cannot be executed without submission of a revised stress test and Capital Plan for Federal Reserve review and non-objection; de minimis changes are allowed without a complete Plan resubmission, subject to receipt of a Federal Reserve non-objection. Regulations require Company disclosure of these stress tests results. The Company submitted its 2014 Capital Plan to the Federal Reserve on January 6, 2014 and expects to receive a non-objection/objection decision from the Federal Reserve in mid-March.

The Company plans to resubmit its 2014 Capital Plan to the Federal Reserve as a result of changes to the Volcker Rule of the Dodd-Frank Act that were incorporated into the Interim Final Rule on January 14, 2014, and the Company’s decision to sell certain CDO securities, which sales were completed on February 11, 2014. The IFR allows banking entities to retain investments in primarily bank TruPS CDOs. The resubmitted plan will incorporate the impact of this exemption, as well as the impact of changes to the Company’s TruPS CDO position that have occurred subsequent to its January 6, 2014 Capital Plan submission. The Company expects to resubmit a new stress test and Capital Plan by late-March to mid-April. The final results will be published publicly by the Federal Reserve similar to the mid-March decision.

The Company has made and will continue to make significant improvements to its internal stress testing, risk management, and related processes to meet the standards of the CCAR process and is allocating significant resources to the successful implementation of these improvements.

During 2013, the Company issued four new series of Tier 1 capital qualifying noncumulative perpetual preferred stock (Series G, H, I, and J) and reopened and issued additional Series A preferred stock; the total par amount of these issuances is $800 million. Subsequent to these new preferred stock issuances, on September 15, 2013, the Company redeemed all of its outstanding $800 million par amount Series C preferred stock. Notes 13 and 14 of the Notes to Consolidated Financial Statements and “Liquidity Risk Management” on page 83 provide further information on the Company’s equity and debt transactions during 2013.

Controlling interest shareholders’ equity increased by 6.8% from $6.1 billion at December 31, 2012 to $6.5 billion at December 31, 2013. The increase in total controlling interest shareholders’ equity is primarily due to $263.8 million of net income applicable to controlling interest and $235.1 million improvement in net unrealized losses on investment securities recorded in AOCI, partially offset by $119.6 million of dividends paid on preferred and common stock. The improvement in net unrealized losses on investment securities recorded in 2013 primarily was a result of the recognition in earnings of unrealized impairment losses on investment securities and to an increase in the fair value of the investment securities.

As discussed previously, during the second quarter of 2013, the Company increased its quarterly dividend on common stock to $0.04 per share. This was an increase from $0.01 per share per quarter paid during the last several years. Reflecting this increase, the Company paid $24.1 million in dividends on common stock during 2013 compared to $7.4 million in 2012. During its January 2014 meeting, the Board of Directors declared a dividend of $0.04 per common share payable on February 27, 2014 to shareholders of record on February 20, 2014.

The Company recorded preferred stock dividends of $95.5 million for 2013 and $170.9 million for 2012. Preferred stock dividends for 2012 include $79.1 million related to the TARP preferred stock. These consisted of cash payments of $34.4 million and accretion of $44.7 million, which represented the difference between the fair value and par amount of the TARP preferred stock when it was issued. As a result of the refinancing actions in 2013, the Company estimates that preferred dividends will be approximately $72 million in 2014.

In prior years, conversions of convertible subordinated debt into preferred stock augmented the Company’s Tier 1 regulatory capital position and reduced future refinancing needs. However, during 2013, only $1.2 million of subordinated debt was converted into preferred stock, compared to $90.0 million in 2012 and $256.1 million in 2011. A portion of the beneficial conversion feature was reclassified from common stock to preferred stock upon each conversion of convertible subordinated debt into preferred stock. As of December 31, 2013, $227 million of convertible subordinated debt was outstanding. As previously discussed, during 2013, the Company redeemed all of its outstanding $800 million par amount of Series C preferred stock. The legal right to convert subordinated debt into the Company’s Series A and C preferred stock still exists; however, we believe that currently there is no economic incentive to convert. Note 14 of the Notes to Consolidated Financial Statements contains further information related to the beneficial conversion feature.
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The Company’ capital ratios as of December 31, 2013 are shown in Schedule 40.

Schedule 40
CAPITAL AND PERFORMANCE RATIOS

	December 31,
	2013	2012	2011

Tangible common equity ratio	8.02%	7.09%	6.77%
Tangible equity ratio	9.85%	9.15%	11.33%
Average equity to average assets	11.81%	12.22%	13.36%
Risk-based capital ratios:
Tier 1 common	10.18%	9.80%	9.57%
Tier 1 leverage	10.48%	10.96%	13.40%
Tier 1 risk-based	12.77%	13.38%	16.13%
Total risk-based	14.67%	15.05%	18.06%

Return on average common equity	5.73%	3.76%	3.32%
Tangible return on average tangible common equity	7.44%	5.18%	4.72%

Note 19 of the Notes to Consolidated Financial Statements provides additional information on risk-based capital.

At December 31, 2013, regulatory Tier 1 risk-based capital and total risk-based capital were $5,763 million and $6,622 million, respectively, compared to $5,884 million and $6,617 million at December 31, 2012.

Basel III
In July 2013, the FRB published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The FDIC and the OCC have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expand the scope of the deductions/adjustments from capital as compared to existing regulations.

Under the Basel III Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.

•	6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.

•	8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

When fully phased in on January 1, 2019, the Basel III Capital Rules will also require the Company and its subsidiary banks to maintain a 2.5% “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The Company’s preliminary analysis indicates that application of this part of the rule should not result in any deductions from CET1. However, the Company estimates that the “Corresponding Deduction Approach” section of the Rules, separately applied to the Company’s significant concentration in investments in bank and insurance trust preferred collateralized debt obligations (“CDOs”) securities, would, if the Rules were phased in immediately, eliminate a significant portion, approximately $628 million of $1,004 million, of the Company’s noncommon Tier 1 capital, pro forma incorporating recent sales of CDOs. In addition, deductions from Tier 2 capital would arise from our concentrated investment in insurance only trust preferred CDO securities. These deductions will not begin until January 1, 2015 for the Company, and even after January 1, 2015, they will be phased-in in portions over time through the beginning of 2018, as indicated below. Thus, the impact may be mitigated prior to or during the phase-in period by repayment, determination of OTTI, additional accumulation of retained earnings, and/or additional sales of CDO securities.

Under current capital standards, the effects of AOCI items included in capital are excluded for purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, “non-advanced approaches banking organizations,” including the Company and its subsidiary banks, may make a one-time permanent election as of January 1, 2015 to continue to exclude these items. The Company has not yet determined whether to make this election. The deductions and other adjustments to CET1 will be phased in incrementally between January 1, 2015 and January 1, 2018.

The Basel III Capital Rules require that trust preferred securities be phased out from Tier 1 capital by the end of 2015. However, for a banking organization, such as the Company, that has greater than $15 billion in total consolidated assets, but is not an “advanced approaches banking organization,” the Basel III Capital Rules permit permanent inclusion of trust preferred securities issued prior to May 19, 2010 in Tier 2 capital regardless of whether they would meet the qualifications for Tier 2 capital.

With respect to the Company’s subsidiary banks, the Basel III Capital Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) requiring a leverage ratio of 4% to be adequately capitalized (as compared to the current 3% leverage ratio for a bank with a composite supervisory rating of 1) and a leverage ratio of 5% to be well-capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Basel III Capital Rules prescribe a standardized approach for calculating risk-weighted assets that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel III Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

The Company believes that, as of December 31, 2013, the Company and its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deduction described above.

GAAP to NON-GAAP RECONCILIATIONS
1. Tier 1 common capital
Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In July 2013, the FRB published final rules establishing a new comprehensive capital framework for U.S. banking organizations, including the new CET1 capital measure. The new capital rules are effective for the Company on January 1, 2015; however, some key regulatory changes to the calculation of this measure are phased in over several years. The CET1 capital ratio is the core capital component of the Basel III standards, and we believe that it increasingly is becoming a key ratio considered by regulators, investors, and analysts. There is a difference between this ratio calculated using Basel I definitions of T1C capital and those definitions using Basel III rules. We present the calculation of key regulatory capital ratios, including T1C capital, using the governing definition at the end of each quarter, taking into account applicable phase-in rules.

T1C capital is often expressed as a percentage of risk-weighted assets. Under the current risk-based capital framework applicable to the Company, a bank’s balance sheet assets and credit equivalent amounts of off-balance sheet items are assigned to one of four broad “Basel I” risk categories for banks, like our subsidiary banks, that have not adopted the Basel II “Advanced Measurement Approach.” The aggregated dollar amount in each category is then multiplied by the risk weighting assigned to that category. The resulting weighted values from each of the four categories are added together and this sum is the risk-weighted assets total that, as adjusted, comprises the denominator of certain risk-based capital ratios. Tier 1 capital is then divided by this denominator (risk-weighted assets) to determine the Tier 1 capital ratio. Adjustments are made to Tier 1 capital to arrive at T1C capital. T1C capital is also divided by the risk-weighted assets to determine the T1C capital ratio. The amounts disclosed as risk-weighted assets are calculated consistent with banking regulatory requirements.

Schedule 41 provides a reconciliation of controlling interest shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to T1C capital (non-GAAP) using current U.S. regulatory treatment and not proposed Basel III calculations.

Schedule 41
TIER 1 COMMON CAPITAL (NON-GAAP)

	December 31,
(Amounts in millions)	2013	2012	2011

Controlling interest shareholders’ equity (GAAP)	$6,465	$6,052	$6,985
Accumulated other comprehensive loss	192	446	592
Nonqualifying goodwill and intangibles	(1,050)	(1,065)	(1,083)
Disallowed deferred tax assets	—	—	—
Other regulatory adjustments	(6)	3	4
Qualifying trust preferred securities	163	448	448
Tier 1 capital (regulatory)	5,764	5,884	6,946
Qualifying trust preferred securities	(163)	(448)	(448)
Preferred stock	(1,004)	(1,128)	(2,377)
Tier 1 common capital (non-GAAP)	$4,597	$4,308	$4,121

Risk-weighted assets (regulatory)	$45,146	$43,970	$43,077
Tier 1 common capital to risk-weighted assets (non-GAAP)	10.18%	9.80%	9.57%

2. Tangible return on average tangible common equity
This Annual Report on Form 10-K presents “tangible return on average tangible common equity” which excludes, net of tax, the amortization of core deposit and other intangibles and impairment loss on goodwill from net earnings applicable to common shareholders, and average goodwill and core deposit and other intangibles from average common equity.
Schedule 42 provides a reconciliation of net earnings applicable to common shareholders (GAAP) to net earnings applicable to common shareholders, excluding net of tax, the effects of amortization of core deposit and other intangibles and impairment loss on goodwill (non-GAAP), and average common equity (GAAP) to average tangible common equity (non-GAAP).
Schedule 42
TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

	Year Ended December 31,
(Amounts in millions)	2012	2012	2011

Net earnings applicable to common shareholders (GAAP)	$294.0	$178.6	$153.4
Adjustments, net of tax:
Impairment loss on goodwill	—	0.6	—
Amortization of core deposit and other intangibles	9.1	10.8	12.7
Net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP) (a)	$303.1	$190.0	$166.1

Average common equity (GAAP)	$5,130	$4,745	$4,614
Average goodwill	(1,014)	(1,015)	(1,015)
Average core deposit and other intangibles	(44)	(59)	(77)
Average tangible common equity (non-GAAP) (b)	$4,072	$3,671	$3,522

Tangible return on average tangible common equity (non-GAAP) (a/b)	7.44%	5.18%	4.72%

3. Total shareholders’ equity to tangible equity and tangible common equity
This Annual Report on Form 10-K presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock and noncontrolling interests for tangible common equity.
Schedule 43 provides a reconciliation of total shareholders’ equity (GAAP) to both tangible equity (non-GAAP) and tangible common equity (non-GAAP).
Schedule 43
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	December 31,
	2013	2012	2011

Total shareholders’ equity (GAAP)	$6,465	$6,049	$6,983
Goodwill	(1,014)	(1,014)	(1,015)
Core deposit and other intangibles	(36)	(51)	(68)
Tangible equity (non-GAAP) (a)	5,415	4,984	5,900
Preferred stock	(1,004)	(1,128)	(2,377)
Noncontrolling interests	—	3	2
Tangible common equity (non-GAAP) (b)	$4,411	$3,859	$3,525
Total assets (GAAP)	$56,031	$55,512	$53,149
Goodwill	(1,014)	(1,014)	(1,015)
Core deposit and other intangibles	(36)	(51)	(68)
Tangible assets (non-GAAP) (c)	$54,981	$54,447	$52,066
Tangible equity ratio (a/c)	9.85%	9.15%	11.33%
Tangible common equity ratio (b/c)	8.02%	7.09%	6.77%
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

The Company’s management has used the criteria established in Internal Control – Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2013 and has also issued an attestation report, which is included herein, on internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board (“PCAOB”).

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation and Subsidiaries
We have audited Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Zions Bancorporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zions Bancorporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Zions Bancorporation and subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 3, 2014

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zions Bancorporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 3, 2014

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	December 31,
	2013	2012
ASSETS
Cash and due from banks	$1,175,083	$1,841,907
Money market investments:
Interest-bearing deposits	8,175,048	5,978,978
Federal funds sold and security resell agreements	282,248	2,775,354
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $609,547 and $674,741)	588,981	756,909
Available-for-sale, at fair value	3,701,886	3,091,310
Trading account, at fair value	34,559	28,290
	4,325,426	3,876,509

Loans held for sale	171,328	251,651
Loans, net of unearned income and fees:
Loans and leases	38,693,094	37,137,006
FDIC-supported loans	350,271	528,241
	39,043,365	37,665,247
Less allowance for loan losses	746,291	896,087
Loans, net of allowance	38,297,074	36,769,160

Other noninterest-bearing investments	855,642	855,462
Premises and equipment, net	726,372	708,882
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	36,444	50,818
Other real estate owned	46,105	98,151
Other assets	926,228	1,290,917
	$56,031,127	$55,511,918

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$18,758,753	$18,469,458
Interest-bearing:
Savings and money market	23,029,928	22,896,624
Time	2,593,038	2,962,931
Foreign	1,980,161	1,804,060
	46,361,880	46,133,073
Securities sold, not yet purchased	73,606	26,735
Federal funds purchased and security repurchase agreements	266,742	320,478
Other short-term borrowings	—	5,409
Long-term debt	2,273,575	2,337,113
Reserve for unfunded lending commitments	89,705	106,809
Other liabilities	501,056	533,660
Total liabilities	49,566,564	49,463,277

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,003,970	1,128,302
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 184,677,696 and 184,199,198 shares	4,179,024	4,166,109
Retained earnings	1,473,670	1,203,815
Accumulated other comprehensive income (loss)	(192,101)	(446,157)
Controlling interest shareholders’ equity	6,464,563	6,052,069
Noncontrolling interests	—	(3,428)
Total shareholders’ equity	6,464,563	6,048,641
	$56,031,127	$55,511,918
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except shares and per share amounts)	Year Ended December 31,
	2013	2012	2011
Interest income:
Interest and fees on loans	$1,814,600	$1,889,884	$2,049,928
Interest on money market investments	23,363	21,080	13,832
Interest on securities:
Held-to-maturity	31,280	34,751	35,716
Available-for-sale	71,107	92,261	87,105
Trading account	1,055	746	2,000
Total interest income	1,941,405	2,038,722	2,188,581
Interest expense:
Interest on deposits	58,913	80,146	128,479
Interest on short-term borrowings	313	1,406	6,685
Interest on long-term debt	185,851	225,230	297,232
Total interest expense	245,077	306,782	432,396
Net interest income	1,696,328	1,731,940	1,756,185
Provision for loan losses	(87,136)	14,227	74,532
Net interest income after provision for loan losses	1,783,464	1,717,713	1,681,653
Noninterest income:
Service charges and fees on deposit accounts	176,339	176,401	174,435
Other service charges, commissions and fees	181,473	174,420	185,836
Trust and wealth management income	29,913	28,402	26,683
Capital markets and foreign exchange	28,051	26,810	31,407
Dividends and other investment income	46,062	55,825	42,428
Loan sales and servicing income	35,293	39,929	28,072
Fair value and nonhedge derivative loss	(18,152)	(21,782)	(4,980)
Equity securities gains, net	8,520	11,253	6,511
Fixed income securities gains (losses), net	(2,898)	19,544	11,868
Impairment losses on investment securities:
Impairment losses on investment securities	(188,606)	(166,257)	(77,325)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	23,472	62,196	43,642
Net impairment losses on investment securities	(165,134)	(104,061)	(33,683)
Other	17,940	13,129	29,607
Total noninterest income	337,407	419,870	498,184
Noninterest expense:
Salaries and employee benefits	912,918	885,661	874,293
Occupancy, net	112,303	112,947	112,537
Furniture, equipment and software	106,629	108,990	105,703
Other real estate expense	1,712	19,723	77,570
Credit-related expense	33,653	50,518	61,629
Provision for unfunded lending commitments	(17,104)	4,387	(9,286)
Professional and legal services	67,968	52,509	38,992
Advertising	23,362	25,720	27,164
FDIC premiums	38,019	43,401	63,918
Amortization of core deposit and other intangibles	14,375	17,010	20,070
Debt extinguishment cost	120,192	—	—
Other	300,412	275,151	285,974
Total noninterest expense	1,714,439	1,596,017	1,658,564
Income before income taxes	406,432	541,566	521,273
Income taxes	142,977	193,416	198,583
Net income	263,455	348,150	322,690
Net loss applicable to noncontrolling interests	(336)	(1,366)	(1,114)
Net income applicable to controlling interest	263,791	349,516	323,804
Preferred stock dividends	(95,512)	(170,885)	(170,414)
Preferred stock redemption	125,700	—	—
Net earnings applicable to common shareholders	$293,979	$178,631	$153,390
Weighted average common shares outstanding during the year:
Basic shares	183,844	183,081	182,393
Diluted shares	184,297	183,236	182,605
Net earnings per common share:
Basic	$1.58	$0.97	$0.83
Diluted	1.58	0.97	0.83
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year Ended December 31,
	2013	2012	2011

Net income	$263,455	$348,150	$322,690
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	141,399	129,330	(77,280)
Noncredit-related impairment losses on securities not expected to be sold	(13,751)	(38,406)	(26,481)
Reclassification to earnings for realized net fixed income securities losses (gains)	1,775	(12,204)	(7,392)
Reclassification to earnings for net credit-related impairment losses on investment securities	99,903	63,564	20,244
Accretion of securities with noncredit-related impairment losses not expected to be sold	1,258	6,863	410
Net unrealized holding gains (losses) on derivative instruments	(431)	247	1,355
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(1,580)	(7,857)	(22,653)
Pension and postretirement	25,483	4,390	(18,991)
Other comprehensive income (loss)	254,056	145,927	(130,788)
Comprehensive income	517,511	494,077	191,902
Comprehensive loss applicable to noncontrolling interests	(336)	(1,366)	(1,114)
Comprehensive income applicable to controlling interest	$517,847	$495,443	$193,016
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2010	$2,056,672	182,784,086	$4,163,619	$889,284	$(461,296)	$(1,065)	$6,647,214
Net income (loss)				323,804		(1,114)	322,690
Other comprehensive loss, net of tax					(130,788)		(130,788)
Subordinated debt converted to preferred stock	299,248		(43,139)				256,109
Issuance of common stock		1,067,540	25,048				25,048
Net activity under employee plans and related tax benefits		283,762	17,714				17,714
Dividends on preferred stock	21,640			(170,414)			(148,774)
Dividends on common stock, $0.04 per share				(7,361)			(7,361)
Change in deferred compensation				1,277			1,277
Other changes in noncontrolling interests						99	99
Balance at December 31, 2011	2,377,560	184,135,388	4,163,242	1,036,590	(592,084)	(2,080)	6,983,228
Net income (loss)				349,516		(1,366)	348,150
Other comprehensive loss, net of tax					145,927		145,927
Issuance of preferred stock	143,750		(2,408)				141,342
Preferred stock redemption	(1,542,500)		3,830	(3,830)			(1,542,500)
Subordinated debt converted to preferred stock	104,796		(15,232)				89,564
Net activity under employee plans and related tax benefits		63,810	16,677				16,677
Dividends on preferred stock	44,696			(170,885)			(126,189)
Dividends on common stock, $0.04 per share				(7,392)			(7,392)
Change in deferred compensation				(184)			(184)
Other changes in noncontrolling interests						18	18
Balance at December 31, 2012	1,128,302	184,199,198	4,166,109	1,203,815	(446,157)	(3,428)	6,048,641
Net income (loss)				263,791		(336)	263,455
Other comprehensive income, net of tax					254,056		254,056
Issuance of preferred stock	800,000		(15,682)				784,318
Preferred stock redemption	(925,748)		580	125,700			(799,468)
Subordinated debt converted to preferred stock	1,416		(206)				1,210
Net activity under employee plans and related tax benefits		478,498	32,389				32,389
Dividends on preferred stock				(95,512)			(95,512)
Dividends on common stock, $0.13 per share				(24,094)			(24,094)
Change in deferred compensation				(30)			(30)
Other changes in noncontrolling interests			(4,166)			3,764	(402)
Balance at December 31, 2013	$1,003,970	184,677,696	$4,179,024	$1,473,670	$(192,101)	$—	$6,464,563
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$263,455	$348,150	$322,690
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment cost	120,192	—	—
Net impairment losses on investment securities, goodwill, and long-lived assets	165,134	106,545	35,686
Provision for credit losses	(104,240)	18,614	65,246
Depreciation and amortization	130,616	185,185	240,485
Deferred income tax expense (benefit)	(60,117)	9,788	115,604
Net decrease (increase) in trading securities	(6,286)	11,983	8,394
Net decrease (increase) in loans held for sale	116,624	(31,445)	50,696
Net write-downs of and gains/losses from sales of other real estate owned	(3,681)	17,166	58,676
Change in other liabilities	(2,051)	27,439	19,370
Change in other assets	255,564	71,772	153,592
Other, net	1,356	(29,002)	(1,691)
Net cash provided by operating activities	876,566	736,195	1,068,748

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	297,036	(1,631,278)	(2,416,741)
Proceeds from maturities and paydowns of investment securities held-to-maturity	130,938	128,278	101,893
Purchases of investment securities held-to-maturity	(155,328)	(86,790)	(69,171)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	1,104,010	1,212,047	2,206,881
Purchases of investment securities available-for-sale	(1,325,704)	(932,034)	(1,423,141)
Proceeds from sales of loans and leases	17,748	66,223	17,609
Net loan and lease originations	(1,506,233)	(792,025)	(1,185,688)
Net purchases of premises and equipment	(88,580)	(68,894)	(77,669)
Proceeds from sales of other real estate owned	110,058	204,818	362,495
Net cash received from (paid for) divestitures	3,786	(19,901)	—
Other, net	19,109	40,014	19,407
Net cash used in investing activities	(1,393,160)	(1,879,542)	(2,464,125)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	228,807	3,286,823	1,940,697
Net change in short-term funds borrowed	(12,274)	(370,264)	(208,541)
Proceeds from issuance of long-term debt	646,408	757,610	106,065
Repayments of long-term debt	(832,122)	(372,891)	(8,663)
Debt extinguishment cost paid	(45,812)	—	—
Cash paid for preferred stock redemptions	(799,468)	(1,542,500)	—
Proceeds from the issuance of common and preferred stock	794,143	143,240	25,686
Dividends paid on common and preferred stock	(119,660)	(133,581)	(156,135)
Other, net	(10,252)	(7,533)	(3,508)
Net cash provided by (used in) financing activities	(150,230)	1,760,904	1,695,601
Net increase (decrease) in cash and due from banks	(666,824)	617,557	300,224
Cash and due from banks at beginning of year	1,841,907	1,224,350	924,126
Cash and due from banks at end of year	$1,175,083	$1,841,907	$1,224,350

Cash paid for interest	$191,897	$214,673	$263,338
Net cash paid for income taxes	181,318	183,348	3,743
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Zions Bancorporation (“the Parent”) is a financial holding company headquartered in Salt Lake City, Utah, which provides a full range of banking and related services through its subsidiary banks in ten Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). The Parent and its subsidiary banks also own and operate certain nonbank subsidiaries that engage in financial services.

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

Prior Year Reclassifications
Certain amounts in 2011 have been reclassified to conform with the current year presentation. Certain credit card interchange fees were reclassified from interest and fees on loans to other service charges, commissions and fees. Income from factored receivables was reclassified from other service charges, commissions and fees to interest and fees on loans. The net effect decreased interest and fees on loans by $16.3 million in 2011 and increased other service charges, commissions and fees by the same amount. There was no effect on the balance sheet. The changes were made primarily to conform with prevailing reporting practices in the banking industry. Affected balances for 2011 in this Form 10-K have been adjusted where appropriate. There was no change in 2011 net earnings.

Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when a company is the primary beneficiary of the VIE. Current accounting guidance requires continuous analysis on a qualitative rather than a quantitative basis to determine the primary beneficiary of a VIE. At the commencement of our involvement and periodically thereafter, we consider our consolidation conclusions for all entities with which we are involved. As of December 31, 2013, no VIEs have been consolidated in the Company’s financial statements.

Statement of Cash Flows
For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.

Security Resell Agreements
Security resell agreements represent overnight and term agreements with the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Company, or in some instances third parties on its behalf, take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as a liability and included in the balance sheet as securities sold, not yet purchased. At December 31, 2013, we did not hold any securities for which we were permitted by contract to sell or repledge. Security resell agreements averaged approximately $675 million during 2013, and the maximum amount outstanding at any month-end during 2013 was approximately $2.3 billion.

Investment Securities
We classify our investment securities according to their purpose and holding period. Gains or losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Held-to-maturity (“HTM”) debt securities are stated at adjusted cost, net of unamortized premiums and unaccreted discounts. The Company has the intent and ability to hold such securities until recovery of their amortized cost basis. However, see further discussion in Note 6 regarding the Company’s change in intent prior to December 31, 2013 for certain CDO securities.

Available-for-sale (“AFS”) securities are stated at fair value and generally consist of debt securities held for investment and marketable equity securities not accounted for under the equity method. Unrealized gains and losses of AFS securities, after applicable taxes, are recorded as a component of other comprehensive income (“OCI”).

We review quarterly our investment securities portfolio for any declines in value that are considered to be other-than-temporary impairment (“OTTI”). The process, methodology and factors considered to evaluate securities for OTTI are discussed further in Note 6. Noncredit-related OTTI on securities we intend to sell and credit-related OTTI regardless of intent is recognized in earnings. OTTI is recognized as a realized loss through earnings when our best estimate of discounted cash flows expected to be collected is less than our amortized cost basis. Noncredit-related OTTI on securities not expected to be sold is recognized in OCI.

Trading securities are stated at fair value and consist of securities acquired for short-term appreciation or other trading purposes. Realized and unrealized gains and losses are recorded in trading income, which is included in capital markets and foreign exchange.

The fair values of investment securities, as estimated under current accounting guidance, are discussed in Notes 8 and 21.

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

Loans that become other than current with respect to contractual payments due may be accounted for separately depending on the status of the loan, which is determined from certain credit quality indicators and analysis under the circumstances. The loan status includes past due, nonaccrual, impaired, modified, and restructured (including troubled debt restructurings). Our accounting policies for these loan types and our estimation of the related allowance for loan losses are discussed further in Note 7.

Certain purchased loans require separate accounting procedures that are also discussed in Note 7.

The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded lending commitments, and represents our estimate of losses inherent in the loan portfolio that may be recognized from loans and lending commitments that are not recoverable. Further discussion of our estimation process for the allowance for credit losses is included in Note 7.

Other Real Estate Owned
Other real estate owned (“OREO”) consists principally of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. Amounts are recorded at the lower of cost or fair value (less any selling costs) based on property appraisals at the time of transfer and periodically thereafter.

Nonmarketable Investments
Nonmarketable investments, including private equity investments, are included in other noninterest-bearing investments on the balance sheet. These investments include venture capital securities and securities acquired for various debt and regulatory requirements. See further discussion in Note 21.

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

Premises and Equipment
Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed primarily on the straight-line method, is charged to operations over the estimated useful lives of the properties, generally 25 to 40 years for buildings, 3 to 10 years for furniture and equipment, 3 to 5 years for software, and 10 years for software capitalized for the Company’s new lending and deposit systems. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

Business Combinations
Business combinations are accounted for under the purchase method of accounting. Upon initially obtaining control, we recognize 100% of all acquired assets and all assumed liabilities regardless of the percentage owned. The assets and liabilities are recorded at their estimated fair values, with goodwill being recorded when such fair values are less than the cost of acquisition. Certain transaction and restructuring costs are expensed as incurred. Changes to estimated fair values from a business combination are recognized as an adjustment to goodwill over the measurement period, which cannot exceed one year from the acquisition date. Results of operations of the acquired business are included in our statement of income from the date of acquisition.

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

Net Earnings Per Common Share
Net earnings per common share is based on net earnings applicable to common shareholders, which is net of preferred stock dividends. Basic net earnings per common share is based on the weighted average outstanding common shares during each year. Unvested share-based awards with rights to receive nonforfeitable dividends are considered participating securities and included in the computation of basic earnings per share. Diluted net earnings per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents (such as warrants, stock options and restricted stock). Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive. See further discussion in Note 16.

2.	CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This new guidance under ASU 310-40, Receivables – Trouble Debt Restructurings by Creditors, clarifies that a creditor should be considered to have physical possession of a residential real estate property collateralizing a residential mortgage loan and thus would reclassify the loan to other real estate owned when certain conditions are satisfied. The new amendments will require additional financial statement disclosures and may be applied on either a prospective or a modified retrospective basis, with early adoption permitted. For public companies, adoption is required for interim or annual periods beginning after December 15, 2014. Management is currently evaluating the impact this new guidance may have on its financial statement disclosures.

In January 2014, the FASB issued ASU 2014-1, Accounting for Investments in Qualified Affordable Housing Projects. This new accounting guidance under ASC 323, Investments – Equity Method and Joint Ventures, revised the conditions that an entity must meet to elect to use the effective yield method when accounting for qualified affordable housing project investments. The final consensus changed the method of amortizing a Low Income Housing Tax Credit (“LIHTC”) investment from the effective yield method to a proportional amortization method. The amortization would be proportional to the tax credits and tax benefits received but, under a practical expedient that would be available in certain circumstances, amortization could be proportional to only the tax credits. Reporting entities that invest in LIHTC investments through a limited liability entity could elect the proportional amortization method if certain conditions are met. The guidance would not extend to other types of tax credit investments. The final consensus would be applied retrospectively with early adoption and other adjustments permitted. For public companies, adoption is required for interim or annual periods beginning after December 15, 2014. Management is currently evaluating the impact this new guidance may have on its financial statements.

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

4.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Year Ended December 31,
	2013	2012	2011

Loans transferred to other real estate owned	$60,749	$172,018	$301,454
Loans and leases transferred to loans held for sale	36,301	—	31,936
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	206	15,232	43,139
Subordinated debt converted to preferred stock	1,210	89,564	256,109
Preferred stock transferred to common stock as a result of the Series C preferred stock redemption	580	—	—
Preferred stock/beneficial conversion feature transferred to retained earnings as result of the Series C preferred stock redemption	125,700	—	—
Amortized cost of HTM securities transferred to AFS securities	181,915	—	—

5.	CASH AND MONEY MARKET INVESTMENTS
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

Security resell and repurchase agreements are offset in the balance sheet according to master netting agreements. Derivative instruments may be offset under their master netting agreements; however, for accounting purposes, we present these items on a gross basis in the Company’s balance sheet. See Note 8 for further information regarding derivative instruments.

Gross and net information for selected financial instruments in the balance sheet is as follows:

	December 31, 2013
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$282,248	$—	$282,248	$—	$—	$282,248
Derivatives (included in other assets)	65,683	—	65,683	(11,650)	2,210	56,243
	$347,931	$—	$347,931	$(11,650)	$2,210	$338,491

Liabilities:
Federal funds purchased and security repurchase agreements	$266,742	$—	$266,742	$—	$—	$266,742
Derivatives (included in other liabilities)	68,397	—	68,397	(11,650)	(26,997)	29,750
	$335,139	$—	$335,139	$(11,650)	$(26,997)	$296,492

	December 31, 2012
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$3,675,354	$(900,000)	$2,775,354	$—	$—	$2,775,354
Derivatives (included in other assets)	86,214	—	86,214	(409)	—	85,805
	$3,761,568	$(900,000)	$2,861,568	$(409)	$—	$2,861,159

Liabilities:
Federal funds purchased and security repurchase agreements	$1,220,478	$(900,000)	$320,478	$—	$—	$320,478
Derivatives (included in other liabilities)	92,259	—	92,259	(409)	(81,683)	10,167
	$1,312,737	$(900,000)	$412,737	$(409)	$(81,683)	$330,645

6.	INVESTMENT SECURITIES
Investment securities are summarized below. Note 21 discusses the process to estimate fair value for investment securities.

	December 31, 2013
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$551,055	$—	$—	$551,055	$11,295	$4,616	$557,734
Asset-backed securities:
Trust preferred securities – banks and insurance	79,419	—	41,593	37,826	15,195	1,308	51,713
Other	—	—	—	—	—	—	—
Other debt securities	100	—	—	100	—	—	100
	630,574	—	41,593	588,981	26,490	5,924	609,547
Available-for-sale
U.S. Treasury securities	1,442	104	—	1,546			1,546
U.S. Government agencies and corporations:
Agency securities	517,905	1,920	901	518,924			518,924
Agency guaranteed mortgage-backed securities	308,687	9,926	1,237	317,376			317,376
Small Business Administration loan-backed securities	1,202,901	21,129	2,771	1,221,259			1,221,259
Municipal securities	65,425	1,329	490	66,264			66,264
Asset-backed securities:
Trust preferred securities – banks and insurance	1,508,224	13,439	282,843	1,238,820			1,238,820
Trust preferred securities – real estate investment trusts	22,996	—	—	22,996			22,996
Auction rate securities	6,507	118	26	6,599			6,599
Other	27,540	359	—	27,899			27,899
	3,661,627	48,324	288,268	3,421,683			3,421,683
Mutual funds and other	287,603	21	7,421	280,203			280,203
	3,949,230	48,345	295,689	3,701,886			3,701,886
Total	$4,579,804	$48,345	$337,282	$4,290,867			$4,311,433

	December 31, 2012
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$524,738	$—	$—	$524,738	$12,837	$709	$536,866
Asset-backed securities:
Trust preferred securities – banks and insurance	255,647	—	42,964	212,683	114	86,596	126,201
Other	21,858	—	2,470	19,388	709	8,523	11,574
Other debt securities	100	—	—	100	—	—	100
	802,343	—	45,434	756,909	13,660	95,828	674,741
Available-for-sale
U.S. Treasury securities	104,313	211	—	104,524			104,524
U.S. Government agencies and corporations:
Agency securities	108,814	3,959	116	112,657			112,657
Agency guaranteed mortgage-backed securities	406,928	18,598	16	425,510			425,510
Small Business Administration loan-backed securities	1,124,322	29,245	639	1,152,928			1,152,928
Municipal securities	75,344	2,622	1,970	75,996			75,996
Asset-backed securities:
Trust preferred securities – banks and insurance	1,596,156	16,687	663,451	949,392			949,392
Trust preferred securities – real estate investment trusts	40,485	—	24,082	16,403			16,403
Auction rate securities	6,504	79	68	6,515			6,515
Other	25,614	701	6,941	19,374			19,374
	3,488,480	72,102	697,283	2,863,299			2,863,299
Mutual funds and other	228,469	194	652	228,011			228,011
	3,716,949	72,296	697,935	3,091,310			3,091,310
Total	$4,519,292	$72,296	$743,369	$3,848,219			$3,766,051

[1]	The gross unrealized losses recognized in OCI on HTM securities resulted from a previous transfer of AFS securities to HTM and from OTTI.

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of December 31, 2013 by expected maturity distribution for structured asset-backed collateralized debt obligations (“ABS CDOs”) and by contractual maturity distribution for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$53,489	$53,200	$446,742	$434,528
Due after one year through five years	197,830	202,553	1,151,262	1,126,669
Due after five years through ten years	136,754	134,360	724,261	702,395
Due after ten years	242,501	219,434	1,339,362	1,158,091
	$630,574	$609,547	$3,661,627	$3,421,683

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	December 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4,025	$70,400	$591	$9,103	$4,616	$79,503
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	42,901	51,319	42,901	51,319
Other	—	—	—	—	—	—
	4,025	70,400	43,492	60,422	47,517	130,822
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	828	47,862	73	5,874	901	53,736
Agency guaranteed mortgage-backed securities	1,231	64,533	6	935	1,237	65,468
Small Business Administration loan-backed securities	1,709	187,680	1,062	39,256	2,771	226,936
Municipal securities	73	8,834	417	3,179	490	12,013
Asset-backed securities:
Trust preferred securities – banks and insurance	2,539	51,911	280,304	847,990	282,843	899,901
Trust preferred securities – real estate investment trusts	—	—	—	—	—	—
Auction rate securities	5	1,609	21	892	26	2,501
Other	—	—	—	—	—	—
	6,385	362,429	281,883	898,126	288,268	1,260,555
Mutual funds and other	943	24,057	6,478	103,614	7,421	127,671
	7,328	386,486	288,361	1,001,740	295,689	1,388,226
Total	$11,353	$456,886	$331,853	$1,062,162	$343,206	$1,519,048

	December 31, 2012
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$630	$42,613	$79	$5,910	$709	$48,523
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	129,560	126,019	129,560	126,019
Other	—	—	10,993	10,904	10,993	10,904
Other debt securities	—	—	—	—	—	—
	630	42,613	140,632	142,833	141,262	185,446
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	35	18,633	81	6,916	116	25,549
Agency guaranteed mortgage-backed securities	10	6,032	6	629	16	6,661
Small Business Administration loan-backed securities	91	15,199	548	69,011	639	84,210
Municipal securities	61	4,898	1,909	11,768	1,970	16,666
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	663,451	765,421	663,451	765,421
Trust preferred securities – real estate investment trusts	—	—	24,082	16,403	24,082	16,403
Auction rate securities	—	—	68	2,459	68	2,459
Other	—	—	6,941	15,234	6,941	15,234
	197	44,762	697,086	887,841	697,283	932,603
Mutual funds and other	652	112,324	—	—	652	112,324
	849	157,086	697,086	887,841	697,935	1,044,927
Total	$1,479	$199,699	$837,718	$1,030,674	$839,197	$1,230,373
At December 31, 2013 and 2012, respectively, 157 and 84 HTM and 317 and 256 AFS investment securities were in an unrealized loss position.

Other-Than-Temporary Impairment
Ongoing Policy
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

Noncredit-related OTTI in securities we intend to sell is recognized in earnings as is any credit-related OTTI in securities, regardless of our intent. Noncredit-related OTTI on securities not expected to be sold is recognized in OCI. The amount of noncredit-related OTTI in a security is quantified as the difference in a security’s amortized cost after adjustment for credit impairment, and its lower fair value. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI. For securities classified as HTM, the amount of noncredit-related OTTI recognized in OCI is accreted using the effective interest rate method to the credit-adjusted expected cash flow amounts of the securities over future periods.

Our OTTI evaluation process takes into consideration current market conditions; fair value in relationship to cost; extent and nature of change in fair value; severity and duration of the impairment; recent events specific to the issuer or industry; creditworthiness of the issuer, including external credit ratings, changes, recent downgrades, and trends; volatility of earnings and trends; current analysts’ evaluations; all available information relevant to the collectibility of debt securities; and other key measures. In addition, for AFS securities with fair values below amortized cost, we must determine if we intend to sell the securities or if it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. For HTM securities, we must determine we have the ability to hold the securities to maturity. We consider any other relevant factors before concluding our evaluation for the existence of OTTI in our securities portfolio.

Additionally, under ASC 325-40, Beneficial Interests in Securitized Financial Assets, OTTI is recognized as a realized loss through earnings when there has been an adverse change in the holder’s best estimate of cash flows expected to be collected such that the entire amortized cost basis will not be received.

Effect of Volcker Rule and Interim Final Rule
Prior to December 31, 2013, we asserted that we did not intend to sell collateralized debt obligation (“CDO”) securities prior to recovery of their amortized cost basis when it exceeded fair value. We also determined that it was not more likely than not that we will be required to sell such securities before recovery of their amortized cost basis.

On December 10, 2013, five federal agencies (the Federal Reserve, Federal Deposit Insurance Corporation (“FDIC”), Office of the Comptroller of the Currency (“OCC”), Commodity Futures Trading Commission (“CFTC”), and the Securities and Exchange Commission (“SEC”) published the final Volcker Rule (“VR”) pursuant to the Dodd-Frank Act. The VR significantly restricted certain activities by covered bank holding companies, including restrictions on certain types of securities, proprietary trading, and private equity investing. On January 14, 2014, these agencies revised the VR’s application to certain CDO securities through publication of an Interim Final Rule (“IFR”) related primarily to bank trust preferred CDO securities.

Certain CDO securities backed primarily by insurance trust preferred securities, REIT securities, and ABS securities became disallowed under the VR and the IFR. This regulatory change resulted in the Company no longer being able to hold these securities to maturity. Accordingly, we reclassified the affected securities in the HTM portfolio from HTM to AFS. The amortized cost of the securities reclassified was approximately $182 million. Net unrealized losses recorded in OCI during the fourth quarter of 2013 as a result of this reclassification were approximately $24.4 million.

Within the resulting AFS portfolio, we concluded we still had the ability to hold certain disallowed insurance CDO securities to recovery of their amortized cost basis, which was $358 million at December 31, 2013. Such securities had $67 million of unrealized losses at December 31, 2013. In contrast, for $147 million at amortized cost of disallowed CDOs, primarily ABS and Real Estate Investment Trusts (“REIT”), the Company concluded recovery was unlikely prior to July 21, 2015, and determined prior to December 31, 2013 an intent to sell during the first quarter of 2014. In addition at December 31, 2013, to reduce the risk profile of the portfolio, we determined an intent to sell for certain other allowed CDO securities during the first quarter of 2014.

This formation of an intent to sell resulted in a pretax securities impairment charge of $137.1 million for CDO trust preferred securities – banks and insurance, REITs, and other asset backed CDO securities. Approximately $43.2 million of the charge related to securities which the VR and the IFR preclude the Company from holding beyond July 21, 2015. The remaining $93.9 million related to securities that we intend to sell despite being grandfathered under the VR and the IFR. See the Subsequent Event section following in this footnote which discusses the results of the subsequent sales of these CDO securities.

OTTI Conclusions
The following summarizes the conclusions from our OTTI evaluation for those security types that had significant gross unrealized losses during 2013:

OTTI – Municipal Securities
The HTM securities are purchased directly from municipalities and are generally not rated by a credit rating agency. Most of the AFS securities are rated as investment grade by various credit rating agencies. Both the HTM and AFS securities are at fixed and variable rates with maturities from one to 25 years. Fair value changes of these securities are largely driven by interest rates. We perform credit quality reviews on these securities at each reporting period. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded during 2013.

OTTI – Asset-Backed Securities
Trust preferred securities – banks and insurance – These CDO securities are interests in variable rate pools of trust preferred securities issued by trusts related to bank holding companies and insurance companies (“collateral issuers”). They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”), which are rating agencies registered with the SEC. The more junior securities were purchased generally at par, while the senior securities were purchased from Lockhart Funding LLC (“Lockhart”), a previously consolidated qualifying special purpose entity securities conduit, at their carrying values (generally par) and then adjusted to their lower fair values. The primary drivers that have given rise to the unrealized losses on CDOs with bank and insurance collateral are listed below:

1)
Market yield requirements for bank CDO securities remain elevated. The financial crisis and economic downturn resulted in significant utilization of both the unique five-year deferral option, which each collateral issuer maintains during the life of the CDO, and the payment in kind feature described subsequently. The resulting increase in the rate of return demanded by the market for trust preferred CDOs remains substantially higher than the contractual interest rates. Virtually all structured asset-backed security (“ABS”) fair values, including bank CDOs, deteriorated significantly during the crisis, generally reaching a low in mid-2009. Prices for some structured products have since rebounded as the crucial unknowns related to value became resolved and as trading increased in these securities. Unlike other structured products, CDO tranches backed by bank trust preferred securities continue to be characterized by considerable uncertainty surrounding collateral behavior, specifically including, but not limited to, prepayments; the future number, size and timing of bank failures; holding company bankruptcies; and allowed deferrals and subsequent resumption of payment or default due to nonpayment of contractual interest.

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

3)
Ratings are generally below-investment-grade for even some of the most senior tranches that originally were rated AAA or the equivalent. Ratings on a number of CDO tranches vary significantly among rating agencies. The presence of a below-investment-grade rating by even a single rating agency will severely limit the pool of buyers, which causes greater illiquidity and therefore most likely a higher implicit discount rate/lower price with regard to that CDO tranche.

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

Based on our ongoing review of these CDO securities and the previous discussion related to the VR and the IFR, OTTI was recorded during 2013.

OTTI – U.S. Government Agencies and Corporations
Small Business Administration (“SBA”) Loan-Backed Securities – These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Because the decline in fair value is not attributable to credit quality, no OTTI for these securities was recorded during 2013.
The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings:

(In thousands)	2013			2012
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of year	$(13,549)	$(394,494)	$(408,043)	$(6,126)	$(314,860)	$(320,986)
Additions recognized in earnings during the year:
Credit-related OTTI not previously recognized [1]	(403)	(168)	(571)	(2,890)	(5,654)	(8,544)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	—	(27,482)	(27,482)	(4,533)	(90,984)	(95,517)
Subtotal of amounts recognized in earnings	(403)	(27,650)	(28,053)	(7,423)	(96,638)	(104,061)
Transfers from HTM to AFS	4,900	(4,900)	—	—	—	—
Reductions for securities sold or paid off during the year	—	47,768	47,768	—	17,004	17,004
Reductions for securities the Company intends to sell or will be required to sell before recovery of its amortized cost basis	—	202,443	202,443	—	—	—
Balance of credit-related OTTI at end of year	$(9,052)	$(176,833)	$(185,885)	$(13,549)	$(394,494)	$(408,043)
1 Relates to securities not previously impaired.
2 Relates to additional impairment on securities previously impaired.

To determine the credit component of OTTI for all security types, we utilize projected cash flows. These cash flows are credit adjusted using, among other things, assumptions for default probability and loss severity. Certain other unobservable inputs such as prepayment rate assumptions are also utilized. In addition, certain internal and external models may be utilized. See Note 21 for further discussion. To determine the credit-related portion of OTTI in accordance with applicable accounting guidance, we use the security specific effective interest rate when estimating the present value of cash flows.

For those securities with credit-related OTTI recognized in the statement of income, the amounts of pretax noncredit-related OTTI recognized in OCI were as follows:

(In thousands)	2013	2012	2011

HTM	$16,114	$16,718	$20,945
AFS	7,358	45,478	22,697
	$23,472	$62,196	$43,642

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	2013		2012		2011
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$81	$403	$214	$7,423	$229	$769
Available-for-sale	13,881	181,591	25,120	102,428	21,793	43,068
Other noninterest-bearing investments:
Nonmarketable equity securities	10,182	1,662	23,218	11,965	9,449	2,938
	24,144	183,656	48,552	121,816	31,471	46,775
Net losses		$(159,512)		$(73,264)		$(15,304)
Statement of income information:
Net impairment losses on investment securities		$(165,134)		$(104,061)		$(33,683)
Equity securities gains, net		8,520		11,253		6,511
Fixed income securities gains (losses), net		(2,898)		19,544		11,868
Net losses		$(159,512)		$(73,264)		$(15,304)

Nontaxable interest income on securities was $13.4 million in 2013, $17.6 million in 2012, and $21.3 million in 2011.
Securities with a carrying value of $1.5 billion at both December 31, 2013 and 2012 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

Subsequent Event
As previously discussed, we determined as of December 31, 2013 an intent to sell certain CDO securities during the first quarter of 2014, and announced that intent in a press release on January 16, 2014. On February 12, 2014, the Company announced the sale through that date of all of the CDO securities identified for sale. In an improving market, proceeds were approximately $347 million from the sale of $631 million par value or $282 million amortized cost of CDO securities, resulting in first quarter pretax gains of $65 million.

7.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

	December 31,
(In thousands)	2013	2012

Loans held for sale	$171,328	$251,651
Commercial:
Commercial and industrial	$12,481,083	$11,256,945
Leasing	387,929	422,513
Owner occupied	7,437,195	7,589,082
Municipal	449,418	494,183
Total commercial	20,755,625	19,762,723
Commercial real estate:
Construction and land development	2,182,821	1,939,413
Term	8,005,837	8,062,819
Total commercial real estate	10,188,658	10,002,232
Consumer:
Home equity credit line	2,133,120	2,177,680
1-4 family residential	4,736,665	4,350,329
Construction and other consumer real estate	324,922	321,235
Bankcard and other revolving plans	356,240	306,428
Other	197,864	216,379
Total consumer	7,748,811	7,372,051
FDIC-supported loans	350,271	528,241
Total loans	$39,043,365	$37,665,247

Land development loans included in the construction and land development loan class were $561 million at December 31, 2013, and $788 million at December 31, 2012.
FDIC-supported loans were acquired during 2009 and are indemnified by the FDIC under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased credit-impaired (“PCI”) loans accounted for at their carrying values rather than their outstanding balances. See subsequent discussion under Purchased Loans.
Loan balances are presented net of unearned income and fees, which amounted to $141.7 million at December 31, 2013 and $137.5 million at December 31, 2012.
Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $47.2 million at December 31, 2013 and $59.3 million at December 31, 2012.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Loans with a carrying value of approximately $23.0 billion at December 31, 2013 and $21.1 billion at December 31, 2012 have been pledged at the Federal Reserve and various Federal Home Loan Banks (“FHLB”) as collateral for current and potential borrowings.
We sold loans totaling $1.6 billion in 2013, $1.7 billion in 2012, and $1.6 billion in 2011, that were previously classified as loans held for sale. Loans reclassified to loans held for sale primarily consist of conforming residential mortgages. Amounts added to loans held for sale during these years were $1.5 billion, $1.7 billion, and $1.6 billion, respectively. Income from loans sold, excluding servicing, was $24.1 million in 2013, $30.7 million in 2012, and $17.5 million in 2011.
Allowance for Credit Losses
The allowance for credit losses (“ACL”) consists of the allowance for loan and lease losses (“ALLL”) (also referred to as the allowance for loan losses) and the reserve for unfunded lending commitments (“RULC”).
Allowance for Loan and Lease Losses
The ALLL represents our estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. Losses are charged to the ALLL when recognized. Generally, commercial loans are charged off or charged down at the point at which they are determined to be uncollectible in whole or in part, or when 180 days past due, unless the loan is well secured and in the process of collection. Consumer loans are either charged off or charged down to net realizable value no later than the month in which they become 180 days past due. Closed-end loans that are not secured by residential real estate are either charged off or charged down to net realizable value no later than the month in which they become 120 days past due. We establish the amount of the ALLL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses so the ALLL is at an appropriate level at the balance sheet date.

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

The current status and historical changes in qualitative and environmental factors may not be reflected in our quantitative models. Thus, after applying historical loss experience, as described above, we review the quantitatively derived level of ALLL for each segment using qualitative criteria and use those criteria to determine our estimate within the range. We track various risk factors that influence our judgment regarding the level of the ALLL across the portfolio segments. These factors primarily include:

•	Asset quality trends

•	Risk management and loan administration practices

•	Risk identification practices

•	Effect of changes in the nature and volume of the portfolio

•	Existence and effect of any portfolio concentrations

•	National economic and business conditions

•	Regional and local economic and business conditions

•	Data availability and applicability

•	Effects of other external factors
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
Changes in ACL Assumptions
We regularly evaluate the appropriateness of our loss estimation methods to reduce differences between estimated incurred losses and actual losses. During the third quarter of 2013, we changed certain assumptions, including the credit conversion factors, in our RULC estimation process, specifically the rate at which unfunded commitments are likely to convert into funded balances. This change resulted in a decrease of $18.4 million to the provision for unfunded lending commitments during that quarter. Additionally during the third quarter of 2013, we made refinements to our risk grading methodology for certain smaller balance loans to be more consistent with regulatory guidance and the manner in which those loans are managed. These refinements decreased the classified loan balances by approximately $137 million and did not have a material effect on the overall level of the ACL or the provision for loan losses.

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

Changes in the ACL are summarized as follows:

	December 31, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses
Balance at beginning of year	$510,908	$276,976	$95,656	$12,547	$896,087
Additions:
Provision for loan losses	(5,640)	(63,544)	(19,100)	1,148	(87,136)
Adjustment for FDIC-supported loans	—	—	—	(11,237)	(11,237)
Deductions:
Gross loan and lease charge-offs	(75,434)	(24,609)	(28,960)	(1,794)	(130,797)
Recoveries	35,311	24,540	13,269	6,254	79,374
Net loan and lease charge-offs	(40,123)	(69)	(15,691)	4,460	(51,423)
Balance at end of year	$465,145	$213,363	$60,865	$6,918	$746,291

Reserve for unfunded lending commitments
Balance at beginning of year	$67,374	$37,852	$1,583	$—	$106,809
Provision charged (credited) to earnings	(19,029)	(367)	2,292	—	(17,104)
Balance at end of year	$48,345	$37,485	$3,875	$—	$89,705

Total allowance for credit losses
Allowance for loan losses	$465,145	$213,363	$60,865	$6,918	$746,291
Reserve for unfunded lending commitments	48,345	37,485	3,875	—	89,705
Total allowance for credit losses	$513,490	$250,848	$64,740	$6,918	$835,996

	December 31, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses
Balance at beginning of year	$561,351	$343,747	$123,115	$23,472	$1,051,685
Additions:
Provision for loan losses	16,808	(18,982)	18,389	(1,988)	14,227
Adjustment for FDIC-supported loans	—	—	—	(14,542)	(14,542)
Deductions:
Gross loan and lease charge-offs	(117,506)	(82,944)	(60,273)	(6,466)	(267,189)
Recoveries	50,255	35,155	14,425	12,071	111,906
Net loan and lease charge-offs	(67,251)	(47,789)	(45,848)	5,605	(155,283)
Balance at end of year	$510,908	$276,976	$95,656	$12,547	$896,087

Reserve for unfunded lending commitments
Balance at beginning of year	$77,232	$23,572	$1,618	$—	$102,422
Provision charged (credited) to earnings	(9,858)	14,280	(35)	—	4,387
Balance at end of year	$67,374	$37,852	$1,583	$—	$106,809

Total allowance for credit losses
Allowance for loan losses	$510,908	$276,976	$95,656	$12,547	$896,087
Reserve for unfunded lending commitments	67,374	37,852	1,583	—	106,809
Total allowance for credit losses	$578,282	$314,828	$97,239	$12,547	$1,002,896
1 The Purchased Loans section following contains further discussion related to FDIC-supported loans.

During the first quarter of 2013, we modified the reporting of certain ALLL balances in the previous schedules. This change in reporting resulted in the reclassification of approximately $83.2 million at December 31, 2012 of ALLL balances from the commercial to the commercial real estate loan segments. There was no change to the methodology or assumptions used to estimate the ALLL, nor was the change the result of any changes in credit quality.

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	December 31, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses
Individually evaluated for impairment	$39,288	$12,510	$10,701	$—	$62,499
Collectively evaluated for impairment	425,857	200,853	50,164	392	677,266
Purchased loans with evidence of credit deterioration	—	—	—	6,526	6,526
Total	$465,145	$213,363	$60,865	$6,918	$746,291

Outstanding loan balances
Individually evaluated for impairment	$315,604	$262,907	$101,545	$1,224	$681,280
Collectively evaluated for impairment	20,440,021	9,925,751	7,647,266	37,963	38,051,001
Purchased loans with evidence of credit deterioration	—	—	—	311,084	311,084
Total	$20,755,625	$10,188,658	$7,748,811	$350,271	$39,043,365

	December 31, 2012
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses
Individually evaluated for impairment	$30,587	$22,295	$13,758	$—	$66,640
Collectively evaluated for impairment	480,321	254,681	81,898	422	817,322
Purchased loans with evidence of credit deterioration	—	—	—	12,125	12,125
Total	$510,908	$276,976	$95,656	$12,547	$896,087

Outstanding loan balances
Individually evaluated for impairment	$353,380	$437,647	$112,320	$1,149	$904,496
Collectively evaluated for impairment	19,409,343	9,564,585	7,259,731	57,896	36,291,555
Purchased loans with evidence of credit deterioration	—	—	—	469,196	469,196
Total	$19,762,723	$10,002,232	$7,372,051	$528,241	$37,665,247
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

Nonaccrual loans are summarized as follows:

	December 31,
(In thousands)	2013	2012

Commercial:
Commercial and industrial	$97,960	$90,859
Leasing	757	838
Owner occupied	136,281	206,031
Municipal	9,986	9,234
Total commercial	244,984	306,962
Commercial real estate:
Construction and land development	29,205	107,658
Term	60,380	124,615
Total commercial real estate	89,585	232,273
Consumer:
Home equity credit line	8,969	14,247
1-4 family residential	53,002	70,180
Construction and other consumer real estate	3,510	4,560
Bankcard and other revolving plans	1,365	1,190
Other	804	1,398
Total consumer loans	67,650	91,575
FDIC-supported loans	4,394	17,343
Total	$406,613	$648,153

Past due loans (accruing and nonaccruing) are summarized as follows:

	December 31, 2013
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$12,387,546	$48,811	$44,726	$93,537	$12,481,083	$1,855	$52,412
Leasing	387,526	173	230	403	387,929	36	563
Owner occupied	7,357,618	36,718	42,859	79,577	7,437,195	744	82,072
Municipal	440,608	3,307	5,503	8,810	449,418	—	1,176
Total commercial	20,573,298	89,009	93,318	182,327	20,755,625	2,635	136,223
Commercial real estate:
Construction and land development	2,162,018	8,967	11,836	20,803	2,182,821	23	17,311
Term	7,971,327	15,362	19,148	34,510	8,005,837	5,580	42,624
Total commercial real estate	10,133,345	24,329	30,984	55,313	10,188,658	5,603	59,935
Consumer:
Home equity credit line	2,122,549	8,001	2,570	10,571	2,133,120	98	2,868
1-4 family residential	4,704,852	8,526	23,287	31,813	4,736,665	667	27,592
Construction and other consumer real estate	322,807	1,038	1,077	2,115	324,922	—	2,232
Bankcard and other revolving plans	353,060	2,093	1,087	3,180	356,240	900	1,105
Other	196,327	827	710	1,537	197,864	54	125
Total consumer loans	7,699,595	20,485	28,731	49,216	7,748,811	1,719	33,922
FDIC-supported loans	305,709	12,026	32,536	44,562	350,271	30,391	1,975
Total	$38,711,947	$145,849	$185,569	$331,418	$39,043,365	$40,348	$232,055

	December 31, 2012
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$11,124,639	$73,555	$58,751	$132,306	$11,256,945	$4,013	$32,389
Leasing	421,590	115	808	923	422,513	—	—
Owner occupied	7,447,083	56,504	85,495	141,999	7,589,082	1,822	100,835
Municipal	494,183	—	—	—	494,183	—	9,234
Total commercial	19,487,495	130,174	145,054	275,228	19,762,723	5,835	142,458
Commercial real estate:
Construction and land development	1,836,284	66,139	36,990	103,129	1,939,413	853	50,044
Term	7,984,819	24,730	53,270	78,000	8,062,819	107	54,546
Total commercial real estate	9,821,103	90,869	90,260	181,129	10,002,232	960	104,590
Consumer:
Home equity credit line	2,169,722	4,036	3,922	7,958	2,177,680	—	8,846
1-4 family residential	4,282,611	24,060	43,658	67,718	4,350,329	1,423	21,945
Construction and other consumer real estate	314,931	4,344	1,960	6,304	321,235	395	2,500
Bankcard and other revolving plans	302,587	2,439	1,402	3,841	306,428	1,010	721
Other	213,930	1,411	1,038	2,449	216,379	107	275
Total consumer loans	7,283,781	36,290	51,980	88,270	7,372,051	2,935	34,287
FDIC-supported loans	454,333	12,407	61,501	73,908	528,241	52,033	7,393
Total	$37,046,712	$269,740	$348,795	$618,535	$37,665,247	$61,763	$288,728
1 Represents nonaccrual loans not past due more than 30 days; however, full payment of principal and interest is still not expected.

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
Definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:
Pass – A Pass asset is higher quality and does not fit any of the other categories described below. The likelihood of loss is considered remote.
Special Mention – A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the bank’s credit position at some future date.
Substandard – A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have well defined weaknesses and are characterized by the distinct possibility that the bank may sustain some loss if deficiencies are not corrected.
Doubtful – A Doubtful asset has all the weaknesses inherent in a Substandard asset with the added characteristics that the weaknesses make collection or liquidation in full highly questionable.
We generally assign internal risk grades to commercial and CRE loans with commitments equal to or greater than $750,000 based on financial and statistical models, individual credit analysis, and loan officer judgment. For these larger loans, we assign multiple grades within the Pass classification or one of the following four grades: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged off. We confirm our internal risk grades quarterly, or as soon as we identify information that affects the credit risk of the loan.

For consumer and small commercial loans, we generally assign internal risk grades similar to those described previously based on automated rules that depend on refreshed credit scores, payment performance, and other risk indicators. These are generally assigned either a Pass, Special Mention, or Substandard grade and are reviewed as we identify information that might warrant a downgrade. During the third quarter of 2013, we refined our risk grading methodology for certain smaller balance loans.

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2013
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$11,807,825	$303,598	$360,391	$9,269	$12,481,083
Leasing	380,268	2,050	5,611	—	387,929
Owner occupied	6,827,464	184,328	425,403	—	7,437,195
Municipal	439,432	—	9,986	—	449,418
Total commercial	19,454,989	489,976	801,391	9,269	20,755,625	$465,145
Commercial real estate:
Construction and land development	2,107,828	15,010	59,983	—	2,182,821
Term	7,569,472	172,856	263,509	—	8,005,837
Total commercial real estate	9,677,300	187,866	323,492	—	10,188,658	213,363
Consumer:
Home equity credit line	2,111,475	—	21,645	—	2,133,120
1-4 family residential	4,668,841	—	67,824	—	4,736,665
Construction and other consumer real estate	313,881	—	11,041	—	324,922
Bankcard and other revolving plans	353,618	—	2,622	—	356,240
Other	196,770	—	1,094	—	197,864
Total consumer loans	7,644,585	—	104,226	—	7,748,811	60,865
FDIC-supported loans	232,893	22,532	94,846	—	350,271	6,918
Total	$37,009,767	$700,374	$1,323,955	$9,269	$39,043,365	$746,291

	December 31, 2012
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$10,717,594	$198,645	$336,230	$4,476	$11,256,945
Leasing	419,482	226	2,805	—	422,513
Owner occupied	6,833,923	138,539	612,011	4,609	7,589,082
Municipal	453,193	31,756	9,234	—	494,183
Total commercial	18,424,192	369,166	960,280	9,085	19,762,723	$510,908
Commercial real estate:
Construction and land development	1,648,215	57,348	233,374	476	1,939,413
Term	7,433,789	237,201	388,914	2,915	8,062,819
Total commercial real estate	9,082,004	294,549	622,288	3,391	10,002,232	276,976
Consumer:
Home equity credit line	2,138,693	85	38,897	5	2,177,680
1-4 family residential	4,234,426	4,316	111,063	524	4,350,329
Construction and other consumer real estate	313,499	218	7,518	—	321,235
Bankcard and other revolving plans	298,665	23	7,740	—	306,428
Other	209,293	3,211	3,875	—	216,379
Total consumer loans	7,194,576	7,853	169,093	529	7,372,051	95,656
FDIC-supported loans	327,609	24,980	175,652	—	528,241	12,547
Total	$35,028,381	$696,548	$1,927,313	$13,005	$37,665,247	$896,087

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
When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral less the cost to sell. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the years ended December 31, 2013 and 2012 was not significant.
Information on all impaired loans is summarized as follows, including the average recorded investment and interest income recognized for the years ended December 31, 2013 and 2012:

	December 31, 2013					Year Ended December 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$178,281	$30,092	$126,692	$156,784	$23,687	$185,895	$3,572
Owner occupied	151,499	50,361	88,584	138,945	13,900	216,218	3,620
Total commercial	329,780	80,453	215,276	295,729	37,587	402,113	7,192
Commercial real estate:
Construction and land development	85,440	19,206	50,744	69,950	3,483	134,540	4,013
Term	171,826	34,258	112,330	146,588	7,981	286,389	6,686
Total commercial real estate	257,266	53,464	163,074	216,538	11,464	420,929	10,699
Consumer:
Home equity credit line	17,547	12,568	2,200	14,768	178	13,380	385
1-4 family residential	95,613	38,775	42,132	80,907	10,276	100,283	1,581
Construction and other consumer real estate	4,713	2,643	933	3,576	175	6,218	148
Bankcard and other revolving plans	726	726	—	726	—	—	—
Other	—	—	—	—	—	1,770	—
Total consumer loans	118,599	54,712	45,265	99,977	10,629	121,651	2,114
FDIC-supported loans	404,308	83,917	228,392	312,309	6,526	384,402	112,082	1
Total	$1,109,953	$272,546	$652,007	$924,553	$66,206	$1,329,095	$132,087

	December 31, 2012					Year Ended December 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$176,521	$27,035	$119,780	$146,815	$12,198	$199,238	$3,557
Owner occupied	210,319	79,413	106,282	185,695	17,105	262,511	2,512
Total commercial	386,840	106,448	226,062	332,510	29,303	461,749	6,069
Commercial real estate:
Construction and land development	182,385	67,241	85,855	153,096	5,178	274,226	4,785
Term	310,242	70,718	187,112	257,830	16,725	410,901	7,298
Total commercial real estate	492,627	137,959	272,967	410,926	21,903	685,127	12,083
Consumer:
Home equity credit line	14,339	8,055	3,444	11,499	297	2,766	42
1-4 family residential	108,934	42,602	49,867	92,469	12,921	107,118	1,629
Construction and other consumer real estate	7,054	2,710	3,085	5,795	517	9,697	188
Bankcard and other revolving plans	287	—	287	287	1	24	—
Other	2,454	1,832	175	2,007	22	1,055	—
Total consumer loans	133,068	55,199	56,858	112,057	13,758	120,660	1,859
FDIC-supported loans	895,804	275,187	195,158	470,345	12,125	622,125	89,921	1
Total	$1,908,339	$574,793	$751,045	$1,325,838	$77,089	$1,889,661	$109,932

[1]	The balance of interest income recognized results primarily from accretion of interest income on impaired FDIC-supported loans.
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

Selected information on TDRs at year-end that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	December 31, 2013
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1,143	$9,848	$11,491	$3,217	$4,308	$53,117	$83,124
Owner occupied	22,841	1,482	987	1,291	9,659	23,576	59,836
Total commercial	23,984	11,330	12,478	4,508	13,967	76,693	142,960
Commercial real estate:
Construction and land development	1,067	8,231	—	1,063	4,119	28,295	42,775
Term	7,542	9,241	190	3,783	14,932	61,024	96,712
Total commercial real estate	8,609	17,472	190	4,846	19,051	89,319	139,487
Consumer:
Home equity credit line	743	—	9,438	—	323	332	10,836
1-4 family residential	2,628	997	6,814	643	3,083	35,869	50,034
Construction and other consumer real estate	128	329	11	—	—	1,514	1,982
Other	—	—	—	—	—	—	—
Total consumer loans	3,499	1,326	16,263	643	3,406	37,715	62,852
Total accruing	36,092	30,128	28,931	9,997	36,424	203,727	345,299
Nonaccruing
Commercial:
Commercial and industrial	2,028	6,989	—	473	8,948	10,395	28,833
Owner occupied	3,020	1,489	1,043	1,593	10,482	14,927	32,554
Total commercial	5,048	8,478	1,043	2,066	19,430	25,322	61,387
Commercial real estate:
Construction and land development	11,699	1,555	—	—	5,303	8,617	27,174
Term	2,126	—	—	1,943	315	14,861	19,245
Total commercial real estate	13,825	1,555	—	1,943	5,618	23,478	46,419
Consumer:
Home equity credit line	—	—	1,036	—	221	—	1,257
1-4 family residential	4,315	1,396	1,606	—	3,901	14,109	25,327
Construction and other consumer real estate	4	1,260	—	—	—	229	1,493
Bankcard and other revolving plans	—	252	—	—	—	—	252
Other	—	—	—	—	—	—	—
Total consumer loans	4,319	2,908	2,642	—	4,122	14,338	28,329
Total nonaccruing	23,192	12,941	3,685	4,009	29,170	63,138	136,135
Total	$59,284	$43,069	$32,616	$14,006	$65,594	$266,865	$481,434

	December 31, 2012
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$5,388	$6,139	$—	$3,585	$17,647	$44,684	$77,443
Owner occupied	20,963	12,104	—	4,013	9,305	13,598	59,983
Total commercial	26,351	18,243	—	7,598	26,952	58,282	137,426
Commercial real estate:
Construction and land development	1,718	9,868	2	59	8,432	30,248	50,327
Term	30,118	1,854	8,433	3,807	32,302	82,809	159,323
Total commercial real estate	31,836	11,722	8,435	3,866	40,734	113,057	209,650
Consumer:
Home equity credit line	744	—	5,965	—	300	218	7,227
1-4 family residential	2,665	1,324	5,923	147	3,319	36,199	49,577
Construction and other consumer real estate	147	—	—	—	641	2,354	3,142
Other	—	3	—	—	1	—	4
Total consumer loans	3,556	1,327	11,888	147	4,261	38,771	59,950
Total accruing	61,743	31,292	20,323	11,611	71,947	210,110	407,026
Nonaccruing
Commercial:
Commercial and industrial	318	5,667	—	480	2,035	17,379	25,879
Owner occupied	3,822	4,816	654	4,701	7,643	7,803	29,439
Total commercial	4,140	10,483	654	5,181	9,678	25,182	55,318
Commercial real estate:
Construction and land development	18,255	1,308	—	—	1,807	68,481	89,851
Term	3,042	536	—	2,645	9,389	17,718	33,330
Total commercial real estate	21,297	1,844	—	2,645	11,196	86,199	123,181
Consumer:
Home equity credit line	—	—	4,008	—	131	143	4,282
1-4 family residential	4,697	5,637	4,048	—	1,693	14,240	30,315
Construction and other consumer real estate	7	1,671	—	—	—	243	1,921
Bankcard and other revolving plans	—	287	—	—	—	—	287
Other	—	—	—	172	—	—	172
Total consumer loans	4,704	7,595	8,056	172	1,824	14,626	36,977
Total nonaccruing	30,141	19,922	8,710	7,998	22,698	126,007	215,476
Total	$91,884	$51,214	$29,033	$19,609	$94,645	$336,117	$622,502
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.
Unused commitments to extend credit on TDRs amounted to approximately $6 million at December 31, 2013 and $13 million at December 31, 2012.

The total recorded investment of all TDRs in which interest rates were modified below market was $172.6 million and $225.6 million at December 31, 2013 and 2012, respectively. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

	Year Ended December 31,
(In thousands)	2013	2012
Commercial:
Commercial and industrial	$(1)	$(287)
Owner occupied	(4,672)	(1,612)
Total commercial	(4,673)	(1,899)
Commercial real estate:
Construction and land development	(1,342)	(1,069)
Term	(8,908)	(6,664)
Total commercial real estate	(10,250)	(7,733)
Consumer:
Home equity credit line	(121)	(86)
1-4 family residential	(14,980)	(16,164)
Construction and other consumer real estate	(433)	(674)
Total consumer loans	(15,534)	(16,924)
Total decrease to interest income[1]	$(30,457)	$(26,556)

[1]	Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.
As of December 31, 2013, the recorded investment of accruing and nonaccruing TDRs that had a payment default during the year listed below (and are still in default at year-end) and are within 12 months or less of being modified as TDRs is as follows:

(In thousands)	December 31, 2013			December 31, 2012
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$—	$—	$—	$1,816	$1,816
Owner occupied	—	430	430	159	679	838
Total commercial	—	430	430	159	2,495	2,654
Commercial real estate:
Construction and land development	—	1,676	1,676	—	—	—
Term	—	—	—	—	—	—
Total commercial real estate	—	1,676	1,676	—	—	—
Consumer:
Home equity credit line	—	342	342	—	336	336
1-4 family residential	—	2,592	2,592	—	8,085	8,085
Total consumer loans	—	2,934	2,934	—	8,421	8,421
Total	$—	$5,040	$5,040	$159	$10,916	$11,075
Note: Total loans modified as TDRs during the 12 months previous to December 31, 2013 and 2012 were $155.8 million and $174.0 million, respectively.

Concentrations of Credit Risk
We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. These potential concentrations include, but are not limited to, individual borrowers, groups of borrowers, industries, geographies, collateral types, sponsors, etc. Such credit risks (whether on- or off-balance sheet) may occur when groups of borrowers or counterparties have similar economic characteristics and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. Our analysis as of December 31, 2013 concluded that no significant exposure exists from such credit risk concentrations. See Note 8 for a discussion of counterparty risk associated with the Company’s derivative transactions.

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
Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

	December 31,
(In thousands)	2013	2012

Commercial	$150,191	$227,414
Commercial real estate	233,720	382,068
Consumer	28,608	41,398
Outstanding balance	$412,519	$650,880

Carrying amount	$311,797	$472,040
ALLL	6,478	12,077
Carrying amount, net	$305,319	$459,963
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

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were not significant at December 31, 2013 and were approximately $12.2 million at December 31, 2012.

Changes in the accretable yield for PCI loans were as follows:

(In thousands)	2013	2012

Balance at beginning of year	$134,461	$184,679
Accretion	(111,951)	(89,849)
Reclassification from nonaccretable difference	36,467	30,632
Disposals and other	18,551	8,999
Balance at end of year	$77,528	$134,461
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
During 2013, 2012 and 2011, we adjusted the ALLL for acquired loans by recording a negative provision for loan losses of $(10.1) million in 2013, $(16.5) million in 2012, and $(1.7) million in 2011. The provision is net of the ALLL reversals discussed subsequently. As separately discussed and in accordance with the loss sharing agreements, changes to the provision affect the net amounts recoverable from the FDIC and the balance of the FDIC IA. These adjustments, before FDIC indemnification, resulted in net recoveries of $4.8 million in 2013 and $8.6 million in 2012, and net charge offs of $7.1 million in 2011.
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

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During 2013, 2012, and 2011, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $15.1 million in 2013 and $20.4 million in 2012. and $16.1 million in 2011. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Any related decrease to the FDIC IA is recorded through a charge to other noninterest expense. Changes that increase cash flows have been due primarily to (1) the enhanced economic status of borrowers compared to original evaluations, (2) improvements in the Southern California market where the majority of these loans were originated, and (3) stronger efforts by our credit officers and loan workout professionals to resolve problem loans.
The impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $90.9 million in 2013, $58.5 million in 2012, and $78.4 million in 2011, of additional interest income, and $75.0 million in 2013, $46.2 million in 2012, and $56.6 million in 2011, of additional other noninterest expense due to the reduction of the FDIC IA.
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

We account for any change in measurement of the IA due to a change in expected cash flows on the same basis as the change in the indemnified loans. Any amortization period for changes in value of the IA would be limited to the lesser of the term of the indemnification agreement or the remaining life of the indemnified loans.

Changes in the FDIC IA were as follows:

(In thousands)	2013	2012

Balance at beginning of year	$90,929	$133,810
Amounts filed with the FDIC and collected or in process	21,302	17,004
Net change in asset balance due to reestimation of projected cash flows [1]	(85,820)	(59,885)
Balance at end of year	$26,411	$90,929

[1]	Negative amounts result from the accretion of loan balances based on increases in cash flow estimates on the underlying indemnified loans.

Any changes to the amortization rate of the FDIC IA are recognized immediately in the quarterly period the change in estimated cash flows is determined. All claims submitted to the FDIC have been reimbursed in a timely manner.

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We record all derivatives on the balance sheet at fair value. Note 21 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to manage the exposure to risk, which can include total return swaps, are considered credit derivatives. When put in place after purchase of the asset(s) to be protected, these derivatives generally may not be designated as accounting hedges. See discussion following regarding the total return swap and estimation of its fair value.

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

Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position by greater than specified amounts. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At December 31, 2013, the fair value of our derivative liabilities was $68.4 million, for which we were required to pledge cash collateral of approximately $34.9 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at December 31, 2013, the additional amount of collateral we could be required to pledge is $1.5 million. Since June 2013, as required by the Dodd-Frank Act, all new eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating is downgraded.

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

Selected information with respect to notional amounts and recorded gross fair values at December 31, 2013 and 2012, and the related gain (loss) of derivative instruments for the years then ended is summarized as follows:

	December 31, 2013			December 31, 2012
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Cash flow hedges [1]:
Interest rate swaps	$100,000	$202	$583	$150,000	$1,188	$—
Total derivatives designated as hedging instruments	100,000	202	583	150,000	1,188	—
Derivatives not designated as hedging instruments
Interest rate swaps	65,850	420	421	98,524	1,043	1,047
Interest rate swaps for customers [2]	2,902,776	55,447	54,688	2,607,603	79,579	82,926
Foreign exchange	751,066	9,614	8,643	520,696	4,404	3,159
Total return swap	1,159,686	—	4,062	1,159,686	—	5,127
Total derivatives not designated as hedging instruments	4,879,378	65,481	67,814	4,386,509	85,026	92,259
Total derivatives	$4,979,378	$65,683	$68,397	$4,536,509	$86,214	$92,259

	Year Ended December 31, 2013					Year Ended December 31, 2012
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$(225)	$2,647				$390	$13,062
	(225)	2,647	[3]			390	13,062	[3]
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt					$3,120					$3,054
Total derivatives designated as hedging instruments	(225)	2,647			3,120	390	13,062			3,054
Derivatives not designated as hedging instruments
Interest rate swaps				$(493)					$(1,467)
Interest rate swaps for customers [2]				10,918					7,858
Basis swaps				—					18
Futures contracts				2					(13)
Foreign exchange				9,190					8,628
Total return swap				(21,753)					(21,707)
Total derivatives not designated as hedging instruments				(2,136)					(6,683)
Total derivatives	$(225)	$2,647		$(2,136)	$3,120	$390	$13,062		$(6,683)	$3,054
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss).
2 Amounts include both the customer swaps and the offsetting derivative contracts.
3 Amounts of $2.6 million for 2013 and $13.1 million for 2012 are the amounts of reclassification to earnings presented in the tabular changes of AOCI in Note 14.

At December 31, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $1.6 million and $(2.4) million in 2013, and $3.1 million and $(0.2) million in 2012, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
Under master netting arrangements, we offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty. At both December 31, 2013 and 2012, no cash collateral was used for such offsets.
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivative contracts, such that the Company minimizes its net risk exposure resulting from such transactions. Fee income from customer swaps is included in other service charges, commissions and fees. As with other derivative instruments, we have credit risk for any nonperformance by counterparties.
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
Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following December 31, 2013, we estimate that an additional $1.3 million will be reclassified.

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
The fair value of the TRS derivative liability was $4.1 million and $5.1 million at December 31, 2013 and 2012, respectively.
Both the fair values of the securities and the fair value of the TRS are dependent upon the projected credit-adjusted cash flows of the securities. The Company is able to cancel the transaction once each calendar quarter; if the TRS were canceled, no further costs would be incurred beyond the quarter of cancellation. Accordingly, absent major changes in these projected cash flows, we expect the value of the TRS liability to continue to approximate its December 31, 2013 fair value. We expect to incur subsequent net quarterly costs of approximately $5.4 million under the TRS, including related interest rate swaps and scheduled payments of interest on the underlying CDOs, as long as the TRS remains in place for this CDO portfolio. Our estimated quarterly expense amount would be impacted by, among other things, changes in the composition of the CDO portfolio included in the transaction and changes over time in the forward London Interbank Offered Rate (“LIBOR”) rate curve. The Company’s costs are also subject to adjustment in the event of future changes in regulatory requirements applicable to DB if we do not then elect to terminate the transaction. Termination by the Company for such regulatory changes applicable to DB will result in no payment by the Company.
At December 31, 2013, we completed a valuation process which resulted in an estimated fair value for the TRS under Level 3. The process utilized valuation inputs from two sources:

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

9.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

(In thousands)	December 31,
	2013	2012

Land	$185,119	$184,762
Buildings	509,151	497,449
Furniture, equipment and software	664,556	622,170
Leasehold improvements	129,056	121,953
Total	1,487,882	1,426,334
Less accumulated depreciation and amortization	761,510	717,452
Net book value	$726,372	$708,882

10.	GOODWILL AND OTHER INTANGIBLE ASSETS
Core deposit and other intangible assets and related accumulated amortization are as follows at December 31:

	Gross carrying amount		Accumulated amortization		Net carrying amount
(In thousands)	2013	2012	2013	2012	2013	2012

Core deposit intangibles	$180,290	$180,290	$(146,557)	$(133,628)	$33,733	$46,662
Customer relationships and other intangibles	29,064	29,064	(26,353)	(24,908)	2,711	4,156
	$209,354	$209,354	$(172,910)	$(158,536)	$36,444	$50,818
The amount of amortization expense of core deposit and other intangible assets is separately reflected in the statement of income.

Estimated amortization expense for core deposit and other intangible assets is as follows for the five years succeeding December 31, 2013:

(In thousands)

2014	$10,924
2015	9,247
2016	7,888
2017	6,370
2018	1,556
Changes in the carrying amount of goodwill for operating segments with goodwill are as follows:

(In thousands)	Zions Bank	CB&T	Amegy	Other	Consolidated Company

Balance at December 31, 2011	$19,514	$379,024	$615,591	$1,000	$1,015,129
Impairment losses	—	—	—	(1,000)	(1,000)
Balance at December 31, 2012	19,514	379,024	615,591	—	1,014,129
Impairment losses	—	—	—	—	—
Balance at December 31, 2013	$19,514	$379,024	$615,591	$—	$1,014,129

A Company-wide annual impairment test is conducted as of October 1 of each year and updated on a more frequent basis when events or circumstances indicate that impairment could have taken place. Results of the testing for 2013 concluded that no impairment was present in any of the operating segments. For 2012, no impairment was present, except for TCBO included in the Other segment. A comparison of fair value to carrying value determined that the entire remaining $1 million of TCBO’s goodwill should be impaired.

11.	DEPOSITS
At December 31, 2013, the scheduled maturities of all time deposits were as follows:

(In thousands)

2014	$2,216,605
2015	265,984
2016	161,620
2017	86,903
2018	113,534
Thereafter	663
$2,845,309
At December 31, 2013, the contractual maturities of domestic time deposits with a denomination of $100,000 and over were as follows: $351 million in 3 months or less, $301 million over 3 months through 6 months, $374 million over 6 months through 12 months, and $304 million over 12 months.
Domestic time deposits under $100,000 were $1.3 billion and $1.5 billion at December 31, 2013 and 2012, respectively. Domestic time deposits $100,000 and over were $1.3 billion and $1.5 billion at December 31, 2013 and 2012, respectively. Foreign time deposits $100,000 and over were $252 million and $213 million at December 31, 2013 and 2012, respectively.
Deposit overdrafts reclassified as loan balances were $39 million and $78 million at December 31, 2013 and 2012, respectively.

12.	SHORT-TERM BORROWINGS
Selected information for federal funds purchased and security repurchase agreements is as follows:

(Amounts in thousands)	2013	2012	2011
Federal funds purchased:
Average amount outstanding	$150,217	$280,859	$312,730
Weighted average rate	0.15%	0.19%	0.20%
Highest month-end balance	$206,450	$560,674	$361,217
Year-end balance	129,131	175,468	214,224
Weighted average rate on outstandings at year-end	0.14%	0.13%	0.20%

Security repurchase agreements:
Average amount outstanding	$124,929	$190,365	$340,015
Weighted average rate	0.05%	0.04%	0.05%
Highest month-end balance	$137,611	$264,187	$393,874
Year-end balance	137,611	145,010	393,874
Weighted average rate on outstandings at year-end	0.05%	0.04%	0.06%

Federal funds purchased and security repurchase agreements at year-end	$266,742	$320,478	$608,098

These short-term borrowings generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis (e.g., 30 or 60 days). Certain overnight repurchase agreements are performed with sweep accounts in conjunction with a master repurchase agreement. In this case, securities under our control are pledged for and interest is paid on the collected balance of the customers’ accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. At December 31, 2013, all security repurchase agreements were overnight.

Other short-term borrowings are summarized as follows:

	December 31,
(In thousands)	2013	2012

Senior medium-term notes	$—	$4,951
Commercial paper	—	—
Other	—	458
	$—	$5,409

Our subsidiary banks may borrow from the FHLB under their lines of credit that are secured under blanket pledge arrangements. The subsidiary banks maintain unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2013, the amount available for FHLB advances was approximately $11.0 billion. At December 31, 2013, no short-term FHLB advances were outstanding.

Our subsidiary banks also borrow from the Federal Reserve through the Term Auction Facility. Amounts that can be borrowed are based on the amount of collateral pledged to a Federal Reserve Bank. At December 31, 2013, the amount available for additional Federal Reserve borrowings was approximately $5.3 billion.

13.	LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
(In thousands)	2013	2012

Junior subordinated debentures related to trust preferred securities	$168,043	$461,858
Convertible subordinated notes	184,147	308,468
Subordinated notes	443,231	217,175
Senior notes	1,454,779	1,325,630
FHLB advances	22,736	23,300
Capital lease obligations and other	639	682
	$2,273,575	$2,337,113

The preceding amounts represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments, including the value of associated hedges.

Trust Preferred Securities
Junior subordinated debentures related to trust preferred securities were issued to the following trusts at December 31, 2013:

(Amounts in thousands)	Balance	Coupon rate [1]	Maturity

Amegy Statutory Trust I	$51,547	3mL+2.85% (3.09%)	Dec 2033
Amegy Statutory Trust II	36,083	3mL+1.90% (2.14%)	Oct 2034
Amegy Statutory Trust III	61,856	3mL+1.78% (2.02%)	Dec 2034
Stockmen’s Statutory Trust II	7,732	3mL+3.15% (3.40%)	Mar 2033
Stockmen’s Statutory Trust III	7,732	3mL+2.89% (3.13%)	Mar 2034
Intercontinental Statutory Trust I	3,093	3mL+2.85% (3.09%)	Mar 2034
	$168,043

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2013 is shown in parenthesis.

The junior subordinated debentures are issued or have been assumed by the Parent or Amegy. Each trust has issued a corresponding series of trust preferred security obligations. The trust obligations are in the form of capital securities subject to mandatory redemption upon repayment of the junior subordinated debentures by the Parent or Amegy, as the case may be. The sole assets of the trusts are the junior subordinated debentures.

Interest distributions are made quarterly at the same rates earned by the trusts on the junior subordinated debentures; however, we may defer the payment of interest on the junior subordinated debentures. Early redemption is currently possible on all of the debentures and requires the approval of banking regulators.

The debentures for the Amegy and Intercontinental trusts are direct and unsecured obligations of Amegy and are subordinate to other indebtedness and general creditors. The debentures for the Stockmen’s trusts are unsecured obligations of Stockmen’s assumed by the Parent in connection with the acquisition of Stockmen’s by NBAZ. Amegy has unconditionally guaranteed the obligations of the Amegy and Intercontinental trusts with respect to their respective series of trust preferred securities to the extent set forth in the applicable guarantee agreements. The Parent has assumed Stockmen’s unconditional guarantees of the obligations of the Stockmen’s trusts with respect to their respective series of trust preferred securities to the extent set forth in the applicable guarantee agreements. See discussion under Debt Redemptions following.

Subordinated Notes
Subordinated notes consist of the following at December 31, 2013:

(Amounts in thousands)		Convertible subordinated notes		Subordinated notes
Coupon rate		Balance	Par amount	Balance	Par amount		Maturity

5.65%		$70,218	$75,704	$30,494	$30,173		May 2014
6.00%		60,107	79,292	33,697	32,366		Sep 2015
5.50%		53,822	71,595	54,149	52,078		Nov 2015
5.65%				162,000	162,000		Nov 2023
6.95%				87,891	87,891		Sep 2028
3mL+1.25% (1.50%)	[1]			75,000	75,000	[2]	Sep 2014
		$184,147	$226,591	$443,231	$439,508

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2013 is shown in parenthesis.

[2]	Issued by Amegy.

These notes are unsecured and are not redeemable prior to maturity, except those noted subsequently. Also, see discussion under Debt Redemptions following. Interest is payable semiannually on all these notes except for the 6.95% notes whose quarterly interest payments commence December 15, 2013 to the earliest possible redemption date of September 15, 2023, after which the interest rate changes to an annual floating rate equal to 3mL+3.89%. Interest payments on the $162 million notes commence May 15, 2014 to the earliest possible redemption date of November 15, 2018, after which they are payable quarterly at an annual floating rate equal to 3mL+4.19%.

Convertible Subordinated Notes
The convertible subordinated notes resulted from the modification in 2009 of $1.2 billion par value of subordinated notes. The convertible subordinated notes permit conversion on a par-for-par basis into either the Company’s Series A or Series C preferred stock. The carrying value of the subordinated notes at the time of modification included associated terminated fair value hedges. Holders of the convertible subordinated notes are allowed to convert on the interest payment dates of the debt. As discussed in Note 14, we recorded the intrinsic value of the beneficial conversion feature (“BCF”) directly in common stock in connection with the modification of the subordinated notes. Note 14 also discusses the redemption in September 2013 of all of the $800 million par amount of Series C preferred stock. No conversions of convertible subordinated notes have occurred since this redemption. Subordinated notes converted to preferred stock prior to this redemption amounted to $1.2 million in 2013, $89.6 million in 2012, and $256.1 million in 2011.
The convertible debt discount recorded in connection with the subordinated debt modification is amortized to interest expense using the interest method over the remaining terms of the convertible subordinated notes. When holders of the convertible subordinated notes exercise their rights to convert to preferred stock, the rate of amortization is accelerated by immediately expensing any unamortized discount associated with the converted debt. Amortization of the convertible debt discount is summarized as follows:

(In thousands)	2013	2012	2011

Balance at beginning of year	$149,333	$224,206	$385,831
Discount amortization on convertible subordinated debt	(48,378)	(43,341)	(46,021)
Accelerated discount amortization on convertible subordinated debt	(368)	(31,532)	(115,604)
Accelerated discount amortization resulting from tender offer for debt repurchases (subsequently discussed)	(58,143)	—	—
Total amortization	(106,889)	(74,873)	(161,625)
Balance at end of year	$42,444	$149,333	$224,206

As discussed in Note 7, we terminated all fair value hedges that had been used for the subordinated notes. The remaining value of $3.8 million and $7.8 million at December 31, 2013 and 2012, respectively, is amortized as a reduction of interest expense over the periods to the previously stated maturity dates of the notes. See Debt Redemptions regarding the tender offer for debt repurchases.

Senior Notes
Senior notes consist of the following at December 31, 2013:

(Amounts in thousands)
Coupon rate	Balance	Par amount	Maturity

7.75%	$235,382	$240,769	September 2014
4.0%	196,103	198,448	June 2016
4.5%	388,467	400,000	March 2017
4.5%	299,199	300,000	June 2023
2.55% - 5.50%	335,628	335,881	Feb 2014 - Nov 2019
	$1,454,779

These notes are unsecured and interest is payable semiannually. The notes were issued under a shelf registration filed with the SEC and were sold via the Company’s online auction process and direct sales. The notes are not redeemable prior to maturity except for the $335.6 million notes, of which $267.6 million have optional early redemptions as follows: $135.3 million as of December 31, 2013, $93.9 million in 2014, $27.3 million in 2015, and $11.1 million in 2016.

Debt Redemptions and Repurchases
Effective December 6, 2013, we completed the purchases of $250 million par amount of our 5.5% and 6.0% convertible and nonconvertible subordinated notes. The purchases were made as a result of separate cash tender offers totaling $250 million that were announced on November 6, 2013.

Following our tender offer announced May 31, 2013, we repurchased on June 18, 2013 approximately $258 million of our $500 million outstanding 7.75% senior notes due September 23, 2014.

On May 3, 2013, Zions Capital Trust B redeemed all of its 8.0% trust preferred securities, or 11.4 million shares, at 100% of their $25 per share liquidation amount for a total of $285 million.

Total debt extinguishment costs for all of the redemptions previously discussed were $120.2 million, which consisted of $45.8 million of early tender premiums and $74.4 million in write-offs of unamortized debt discount and issuance costs.

On the maturity date of June 21, 2012, we redeemed all $254.9 million of variable rate senior medium-term notes that were guaranteed under the FDIC’s Temporary Liquidity Guarantee Program. We have no other notes outstanding under this program.

Federal Home Loan Bank Advances
The FHLB advances were issued to Amegy with maturities from June 2014 to September 2041 at interest rates from 2.81% to 6.98%. The weighted average interest rate on advances outstanding was 4.5% at both December 31, 2013 and 2012.

Maturities of Long-term Debt
Maturities of long-term debt are as follows for the years succeeding December 31, 2013:

(In thousands)	Consolidated	Parent only

2014	$460,825	$385,771
2015	279,538	279,482
2016	318,057	318,004
2017	405,923	405,865
2018	38,346	38,285
Thereafter	767,073	591,400
	$2,269,762	$2,018,807

These maturities do not include the associated hedges. The $591.4 million of Parent only maturities payable after 2018 consist of $15.5 million of junior subordinated debentures payable to Stockmen’s Trust II and III and $575.9 million of senior notes.

14.	SHAREHOLDERS’ EQUITY
Preferred Stock
Preferred stock is without par value and has a liquidation preference of $1,000 per share, or $25 per depositary share. Except for Series I and J, all preferred shares were issued in the form of depositary shares, with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. All preferred shares are registered with the SEC.

In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid on the 15th day of the months indicated in the following schedule. Dividends are approved by the Board of Directors and are subject to regulatory approval. Redemption of the preferred stock is at the Company’s option after the expiration of any applicable redemption restrictions. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. Redemptions are subject to certain regulatory provisions.

Preferred stock is summarized as follows:

(Amounts in thousands)	Carrying value at December 31,		Shares at December 31, 2013			Dividends payable	Earliest redemption date	Rate following earliest redemption date	Dividends payable after rate change
	2013	2012	Authorized	Outstanding	Rate
								(when applicable)
Series A	$66,127	$60,220	140,000	66,000	> of 4.0% or 3mL+0.52%	Qtrly Mar,Jun,Sep,Dec	Dec 15, 2011
Series C	—	924,332
Series F	143,750	143,750	250,000	143,750	7.9%	Qtrly Mar,Jun,Sep,Dec	Jun 15, 2017
Series G	171,827	—	200,000	171,827	6.3%	Qtrly Mar,Jun,Sep,Dec	Mar 15, 2023	annual float-ing rate = 3mL+4.24%
Series H	126,221	—	126,221	126,221	5.75%	Qtrly Mar,Jun,Sep,Dec	Jun 15, 2019
Series I	300,893	—	300,893	300,893	5.8%	Semi-annually Jun,Dec	Jun 15, 2023	annual float-ing rate = 3mL+3.8%	Qtrly Mar,Jun,Sep,Dec
Series J	195,152	—	195,152	195,152	7.2%	Semi-annually Mar,Sep	Sep 15, 2023	annual float-ing rate = 3mL+4.44%	Qtrly Mar,Jun,Sep,Dec
	$1,003,970	$1,128,302

Series C Preferred Stock Redemption
On September 15, 2013, we redeemed all of the outstanding $800 million par amount (799,467 shares) of our 9.5% Series C preferred stock at 100% of the $25 per depositary share redemption amount. As shown in the previous schedule, the summation of December 31, 2013 carrying values for Series G, H, I and J, plus the change in carrying value for Series A between December 31, 2013 and 2012 (reflecting the reopening of Series A preferred shares in 2013), equal the $800 million used to fund this redemption. The Federal Reserve did not object to the element of our Capital Plan to redeem the entire $800 million of our Series C preferred stock subject to issuing an equivalent amount of new preferred shares.

The redemption reduced preferred stock by the $926 million carrying value (at the time of redemption) of the Series C preferred stock. The difference from the par amount, or $126 million, related to the intrinsic value of the beneficial conversion feature (“BCF”) associated with the convertible subordinated debt. The BCF represented the difference on the original commitment date of the fair values of the convertible subordinated debt and the preferred stock into which the debt was convertible. The total BCF of $203 million was included in common stock when the subordinated debt was modified to convertible subordinated debt in June 2009. The Company has “no par” common stock and all additional paid-in capital transactions such as this are recorded in common stock.

Portions of the BCF have been transferred since July 2009 from common stock to preferred stock as holders of convertible subordinated debt exercised rights to convert to the Series C preferred stock. Prior to the redemption, these BCF transfers amounted to $0.2 million in 2013, $15.2 million in 2012, and $43.1 million in 2011. Amounts transferred became part of the carrying value of the preferred stock. The $126 million BCF transfer was recorded as a preferred stock redemption in the 2013 statement of income. At December 31, 2013, the remaining balance in common stock of the BCF was approximately $76.4 million. Although the legal right to convert continues to exist, if no further conversions occur or the convertible debt matures, the current amount of the BCF will remain in common stock.

Other Preferred Stock Redemptions
The Series D preferred stock was redeemed in two equal installments by September 26, 2012. The total of $1.4 billion had been issued by the U.S. Department of the Treasury under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”). The associated warrants to purchase 5.8 million shares of common stock were auctioned by the U.S. Treasury in December 2012. The Company did not receive any proceeds from the warrant auction. The warrants have an exercise price of $36.27 per share and expire November 14, 2018. The TARP redemption accelerated the amortization to preferred stock dividends in 2012 of the entire remaining unamortized discount. Amortization amounted to $44.7 million in 2012 and $21.6 million in 2011.

The entire Series E preferred stock of $142.5 million was redeemed on its call date of June 15, 2012. Commissions and fees of $3.8 million previously recorded in common stock were charged to retained earnings. Proceeds from the Series F preferred stock were used to redeem the Series E preferred stock.

Common Stock
In 2011, we issued $25.5 million of new common stock under a common equity distribution agreement. The issuance consisted of approximately 1.1 million shares at an average price of $23.89 per share. Net of commissions and fees, this issuances added $25.0 million to common stock.

In addition to the TARP warrants previously discussed, we have issued a total of 29.3 million common stock warrants that can each be exercised for a share of common stock at an initial price of $36.63 through May 22, 2020.

Accumulated Other Comprehensive Income
Effective January 1, 2013, we adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This new guidance under ASU 220, Comprehensive Income, follows ASUs 2011-12 and 2011-05 and finalizes the reporting requirements for reclassifications out of AOCI. Companies must present reclassifications by component when reporting changes in AOCI. Items reclassified in their entirety out of AOCI to net income must have the effect of the reclassification disclosed according to the respective income statement line item. Items not reclassified in their entirety must be cross-referenced to other disclosures in the footnotes. The entire reclassification information must be disclosed in one location, either on the face of the financial statements by income statement line item, or in a footnote. We have elected to present the information in a footnote and include the comparison to the previous year.

Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivative instruments	Pension and post-retirement	Total
2013:

Balance at December 31, 2012	$(397,616)	$1,794	$(50,335)	$(446,157)

Other comprehensive income (loss) before reclassifications, net of tax	127,648	(431)	20,577	147,794
Amounts reclassified from AOCI, net of tax	102,936	(1,580)	4,906	106,262
Other comprehensive income (loss)	230,584	(2,011)	25,483	254,056
Balance at December 31, 2013	$(167,032)	$(217)	$(24,852)	$(192,101)

Income tax expense (benefit) included in other comprehensive income (loss)	$144,343	$(861)	$16,625	$160,107

2012:

Balance at December 31, 2011	$(546,763)	$9,404	$(54,725)	$(592,084)

Other comprehensive income (loss) before reclassifications, net of tax	90,924	232	(976)	90,180
Amounts reclassified from AOCI, net of tax	58,223	(7,842)	5,366	55,747
Other comprehensive income (loss)	149,147	(7,610)	4,390	145,927
Balance at December 31, 2012	$(397,616)	$1,794	$(50,335)	$(446,157)

Income tax expense (benefit) included in other comprehensive income (loss)	$93,213	$(5,063)	$2,870	$91,020

				Statement of income (SI) Balance sheet (BS)
(In thousands)	Amounts reclassified from AOCI [1]
Details about AOCI components	2013	2012	2011		Affected line item

Net realized gains (losses) on investment securities	$(2,898)	$19,544	$11,868	SI	Fixed income securities gains (losses), net
Income tax expense (benefit)	(1,123)	7,340	4,476
	(1,775)	12,204	7,392

Net unrealized losses on investment securities	(164,732)	(103,720)	(32,914)	SI	Net impairment losses on investment securities
Income tax benefit	(64,829)	(40,156)	(12,670)
	(99,903)	(63,564)	(20,244)

Accretion of securities with noncredit-related impairment losses not expected to be sold	(2,106)	(11,351)	(665)	BS	Investment securities, held-to-maturity
Deferred income taxes	848	4,488	255	BS	Other assets
	$(102,936)	$(58,223)	$(13,262)

Net unrealized gains on derivative instruments	$2,647	$13,062	$37,273	SI	Interest and fees on loans
Income tax expense	1,067	5,220	15,019
	$1,580	$7,842	$22,254

Amortization of net actuarial loss	$(8,127)	$(8,983)	$(5,149)	SI	Salaries and employee benefits
Amortization of prior service credit	27	120	120	SI	Salaries and employee benefits
Income tax benefit	(3,194)	(3,497)	(1,979)
	$(4,906)	$(5,366)	$(3,050)
1 Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

Deferred Compensation
Deferred compensation consists of invested assets, including the Company’s common stock, which are held in rabbi trusts for certain employees and directors. At both December 31, 2013 and 2012, the cost of the common stock included in retained earnings was approximately $15.0 million. We consolidate the fair value of invested assets of the trusts along with the total obligations and include them in other assets and other liabilities, respectively, in the balance sheet. At December 31, 2013 and 2012, total invested assets were approximately $83.7 million and $72.2 million and total obligations were approximately $98.7 million and $87.2 million, respectively.

Noncontrolling Interests
On June 3, 2013, we removed the entire noncontrolling interest amount of approximately $4.8 million at that time from the Company’s balance sheet following settlement with the remaining owner.

15.	INCOME TAXES
Income taxes (benefit) are summarized as follows:

(In thousands)	2013	2012	2011
Federal:
Current	$173,418	$185,404	$62,810
Deferred	(51,475)	(20,086)	106,902
	121,943	165,318	169,712
State:
Current	29,676	(1,775)	20,169
Deferred	(8,642)	29,873	8,702
	21,034	28,098	28,871
	$142,977	$193,416	$198,583

Income tax expense computed at the statutory federal income tax rate of 35% reconciles to actual income tax expense as follows:

(In thousands)	2013	2012	2011

Income tax expense at statutory federal rate	$142,251	$189,548	$182,446
State income taxes, net	13,672	18,264	18,766
Other nondeductible expenses	2,574	11,291	24,361
Nontaxable income	(17,071)	(20,137)	(19,691)
Tax credits and other taxes	(2,628)	(3,172)	(5,977)
Other	4,179	(2,378)	(1,322)
	$142,977	$193,416	$198,583

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	December 31,
	2013	2012
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$315,025	$372,206
Pension and postretirement	16,380	33,105
Deferred compensation	85,846	79,921
Other real estate owned	7,099	16,306
Security investments and derivative fair value adjustments	155,900	247,770
Net operating losses, capital losses and tax credits	6,111	36,600
FDIC-supported transactions	10,488	—
Other	44,450	42,324
	641,299	828,232
Valuation allowance	(4,261)	(4,261)
Total deferred tax assets	637,038	823,971

Gross deferred tax liabilities:
Core deposits and purchase accounting	(13,556)	(24,185)
Premises and equipment, due to differences in depreciation	(13,014)	(16,258)
FHLB stock dividends	(12,668)	(13,423)
Leasing operations	(94,637)	(111,265)
Prepaid expenses	(8,909)	(7,057)
Prepaid pension reserves	(16,909)	(18,350)
Subordinated debt modification	(148,820)	(185,733)
Deferred loan fees	(21,591)	(21,209)
FDIC-supported transactions	—	(17,957)
Other	(2,553)	(2,929)
Total deferred tax liabilities	(332,657)	(418,366)
Net deferred tax assets	$304,381	$405,605

The amount of net deferred tax assets (“DTA”) is included with other assets in the balance sheet. The $4.3 million valuation allowance at December 31, 2013 and 2012 was for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. At December 31, 2013, excluding the $4.3 million, the tax effect of remaining net operating loss and tax credit carryforwards was approximately $1.8 million expiring through 2030.

We evaluate the net DTAs on a regular basis to determine whether an additional valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of December 31, 2013.

We have an agreement that awarded us a $100 million allocation of tax credit authority under the Community Development Financial Institutions Fund established by the U.S. Government. We have invested the $100 million in a wholly-owned subsidiary which makes qualifying loans and investments. In return, we receive federal income tax credits that are recognized over seven years, including the year in which the funds were invested in the subsidiary. We recognize these tax credits for financial reporting purposes in the same year the tax benefit is recognized in our tax return. The resulting tax credits which reduced income tax expense were approximately $0.6 million in 2013, $1.2 million in 2012, and $2.4 million in 2011. In accordance with the terms of the agreement, our involvement in this program is expected to terminate during 2014.

We have a liability for unrecognized tax benefits relating to uncertain tax positions primarily for various state tax contingencies in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)	2013	2012	2011

Balance at beginning of year	$2,385	$13,722	$15,366
Tax positions related to current year:
Additions	—	—	—
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	—	—
Reductions	—	(11,337)	—
Settlements with taxing authorities	—	—	—
Lapses in statutes of limitations	—	—	(1,644)
Balance at end of year	$2,385	$2,385	$13,722

At both December 31, 2013 and 2012, the liability for unrecognized tax benefits included approximately $1.6 million (net of the federal tax benefit on state issues) that, if recognized, would affect the effective tax rate. There are no gross unrecognized tax benefits that may decrease during the 12 months subsequent to December 31, 2013.

The $11.3 million reduction to this liability in 2012 was made following closure of an audit by a state taxing authority. We reduced income tax expense by a net amount including interest/penalty of $2.3 million in 2012 due to the audit closure and $1.2 million in 2011 due to lapses in statutes of limitations.

Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. At both December 31, 2013 and 2012, accrued interest and penalties recognized in the balance sheet, net of any federal and/or state tax benefits, were approximately $0.3 million.

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

16.	NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

(In thousands, except shares and per share amounts)	Year Ended December 31,
	2013	2012	2011
Basic:
Net income applicable to controlling interest	$263,791	$349,516	$323,804
Less common and preferred dividends	(6,094)	178,277	177,775
Undistributed earnings	269,885	171,239	146,029
Less undistributed earnings applicable to nonvested shares	2,832	1,600	1,300
Undistributed earnings applicable to common shares	267,053	169,639	144,729
Distributed earnings applicable to common shares	23,916	7,321	7,292
Total earnings applicable to common shares	$290,969	$176,960	$152,021

Weighted average common shares outstanding	183,844	183,081	182,393

Net earnings per common share	$1.58	$0.97	$0.83

Diluted:
Total earnings applicable to common shares	$290,969	$176,960	$152,021
Additional undistributed earnings allocated to incremental shares	—	—	41
Diluted earnings applicable to common shares	$290,969	$176,960	$152,062

Weighted average common shares outstanding	183,844	183,081	182,393
Additional weighted average dilutive shares	453	155	212
Weighted average diluted common shares outstanding	184,297	183,236	182,605

Net earnings per common share	$1.58	$0.97	$0.83

For 2013, preferred dividends included a preferred stock redemption of approximately $126 million that resulted from the redemption of the Company’s Series C preferred stock. See further discussion in Note 14.

17.	SHARE-BASED COMPENSATION
We have a stock option and incentive plan which allows us to grant stock options, restricted stock, restricted stock units (“RSUs”), and other awards to employees and nonemployee directors. Total shares authorized under the plan were 19,500,000 at December 31, 2013, of which 5,696,668 were available for future grants.

All share-based payments to employees, including grants of employee stock options, are recognized in the statement of income based on their fair values. The fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions.

Compensation expense and the related tax benefit for all share-based awards were as follows:

(In thousands)	2013	2012	2011

Compensation expense	$28,052	$31,533	$29,019
Reduction of income tax expense	9,123	10,724	9,768

Compensation expense is included in salaries and employee benefits in the statement of income, with the corresponding increase included in common stock, except for the portion related to the salary stock units (“SSUs”)
granted in 2012 and 2011, which was settled in cash. See subsequent discussion.

We classify all share-based awards as equity instruments except for the 2012 and 2011 SSUs that were classified as liabilities. Substantially all awards of stock options, restricted stock, and RSUs have graded vesting that is recognized on a straight-line basis over the vesting period.

As of December 31, 2013, compensation expense not yet recognized for nonvested share-based awards was approximately $25.2 million, which is expected to be recognized over a weighted average period of 2.4 years.

For 2013, tax effects recognized from the exercise of stock options and the vesting of restricted stock and RSUs increased common stock by approximately $0.3 million. For each of 2012 and 2011, the tax effects decreased common stock by approximately $2.8 million. These amounts are included in the net activity under employee plans and related tax benefits in the statement of changes in shareholders’ equity.

Stock Options
Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. For all stock options granted in 2013, 2012 and 2011, we used the Black-Scholes option pricing model to estimate the fair values of stock options in determining compensation expense. The following summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted:

	2013	2012	2011
Weighted average of fair value for options granted	$6.79	$4.88	$5.78
Weighted average assumptions used:
Expected dividend yield	1.3%	1.5%	1.0%
Expected volatility	32.5%	35.0%	30.0%
Risk-free interest rate	0.78%	0.67%	1.46%
Expected life (in years)	4.5	4.5	4.5

The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The following summarizes our stock option activity for the three years ended December 31, 2013:

	Number of shares	Weighted average exercise price

Balance at December 31, 2010	6,369,239	$47.37
Granted	800,057	23.46
Exercised	(46,749)	13.60
Expired	(1,080,867)	57.27
Forfeited	(107,810)	22.74
Balance at December 31, 2011	5,933,870	43.06
Granted	867,968	18.87
Exercised	(129,616)	14.64
Expired	(568,546)	61.90
Forfeited	(141,351)	21.36
Balance at December 31, 2012	5,962,325	38.87
Granted	1,047,781	27.41
Exercised	(488,479)	20.11
Expired	(574,157)	70.12
Forfeited	(72,880)	22.25
Balance at December 31, 2013	5,874,590	35.54

Outstanding stock options exercisable as of:
December 31, 2013	4,101,928	$40.40
December 31, 2012	4,379,630	45.26
December 31, 2011	4,211,216	51.26
We issue new authorized shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $4.0 million in 2013, $0.7 million in 2012, and $0.4 million in 2011. Cash received from the exercise of stock options was $9.8 million in 2013, $1.9 million in 2012, and $0.6 million in 2011.
Additional selected information on stock options at December 31, 2013 follows:

	Outstanding stock options				Exercisable stock options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Exercise price range					Number of shares	Weighted average exercise price

$0.32 to $19.99	1,006,608	$17.39	4.5	[1]	479,584	$15.81
$20.00 to $24.99	1,170,680	23.84	3.8		925,953	23.86
$25.00 to $29.99	1,637,911	27.68	4.5		637,000	27.96
$30.00 to $39.99	10,000	32.45	1.5		10,000	32.45
$40.00 to $44.99	14,000	41.69	1.8		14,000	41.69
$45.00 to $49.99	1,303,896	47.28	1.4		1,303,896	47.28
$50.00 to $59.99	136,531	57.90	1.0		136,531	57.90
$60.00 to $79.99	124,817	68.44	0.8		124,817	68.44
$80.00 to $81.99	36,500	80.65	2.3		36,500	80.65
$82.00 to $83.38	433,647	83.25	0.6		433,647	83.25
	5,874,590	35.54	3.2	[1]	4,101,928	40.40

[1]
The weighted average remaining contractual life excludes 21,252 stock options without a fixed expiration date that were obtained with the Amegy acquisition. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

The aggregate intrinsic value of outstanding stock options at December 31, 2013 and 2012 was $23.6 million and $5.4 million, respectively, while the aggregate intrinsic value of exercisable options was $13.7 million and $3.2 million at the same respective dates. For exercisable options, the weighted average remaining contractual life was 2.1 years and 2.6 years at December 31, 2013 and 2012, respectively, excluding the stock options previously noted without a fixed expiration date. At December 31, 2013, 1,729,543 stock options with a weighted average exercise price of $24.38, a weighted average remaining life of 5.8 years, and an aggregate intrinsic value of $9.7 million, were expected to vest.

The previous schedules do not include stock options for employees of our TCBO subsidiary to purchase common stock of TCBO. At December 31, 2013, there were options to purchase 44,100 TCBO shares at exercise prices from $17.85 to $20.58, expiring in June 2018. At December 31, 2013, there were 1,038,000 issued and outstanding shares of TCBO common stock.

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

Nonemployee directors were granted 17,444 shares of restricted stock and 4,984 RSUs in 2013; 25,536 shares of restricted stock and 7,296 RSUs in 2012; and 26,433 shares of restricted stock in 2011, which vested over six months.

The following summarizes our restricted stock activity for the three years ended December 31, 2013:

	Number of shares	Weighted average issue price

Nonvested restricted shares at December 31, 2010	1,611,643	$26.30
Issued	616,234	23.43
Vested	(569,794)	30.43
Forfeited	(258,229)	24.23
Nonvested restricted shares at December 31, 2011	1,399,854	23.74
Issued	87,480	17.57
Vested	(582,361)	25.34
Forfeited	(53,737)	22.83
Nonvested restricted shares at December 31, 2012	851,236	22.07
Issued	56,774	24.55
Vested	(452,743)	21.80
Forfeited	(44,317)	24.31
Nonvested restricted shares at December 31, 2013	410,950	22.46

The following summarizes our RSU activity for the three years ended December 31, 2013:

	Number of restricted stock units	Weighted average grant price

Restricted stock units at December 31, 2010	—	$—
Granted	146,165	23.69
Restricted stock units at December 31, 2011	146,165	23.69
Granted	726,779	18.29
Vested	(34,885)	22.46
Forfeited	(15,306)	20.22
Restricted stock units at December 31, 2012	822,753	19.04
Granted	949,418	25.99
Vested	(160,580)	20.17
Forfeited	(89,553)	20.13
Restricted stock units at December 31, 2013	1,522,038	23.19

The total fair value at grant date of restricted stock and RSUs vested during the year was $13.1 million in 2013, $15.5 million in 2012, and $17.6 million in 2011. At December 31, 2013, 400,124 shares of restricted stock and 1,146,807 RSUs were expected to vest with an aggregate intrinsic value of $12.0 million and $34.4 million, respectively.

Salary Stock Units
We granted 456,275 SSUs in 2012 and 297,620 in 2011 which vested immediately upon grant. Each SSU represents a right to one share of our common stock.

The 2012 and 2011 SSUs were classified as liabilities and were settled in cash. The amount of cash paid was determined by the number of SSUs being settled and the Company’s average closing common stock price for each trading day during the 30 trading-day period immediately prior to such payment date for the 2012 SSUs, and the Company’s closing common stock price on the date of settlement for the 2011 SSUs. Compensation expense was determined by the actual cash paid to settle the SSUs.

In January 2012, 172,550 of the 2011 SSUs were settled for $3.2 million. The balance of 125,070 2011 SSUs were settled in December 2012 for $2.7 million. In September 2012, 225,214 of the 2012 SSUs were settled for $4.5 million. The balance of 231,061 2012 SSUs were settled in March 2013 for $5.7 million.

18.	COMMITMENTS, GUARANTEES, CONTINGENT LIABILITIES, AND RELATED PARTIES
Commitments and Guarantees
We use certain financial instruments, including derivative instruments, in the normal course of business to meet the financing needs of our customers, to reduce our own exposure to fluctuations in interest rates, and to make a market in U.S. Government, agency, corporate, and municipal securities. These financial instruments involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amounts recognized in the balance sheet. Derivative instruments are discussed in Notes 8 and 21.

Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

	December 31,
(In thousands)	2013	2012

Commitments to extend credit	$16,174,326	$14,277,347
Standby letters of credit:
Financial	779,811	774,427
Performance	159,485	190,029
Commercial letters of credit	80,218	91,978
Total unfunded lending commitments	$17,193,840	$15,333,781

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

While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2013, $4.4 billion of commitments expire in 2014. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.

We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $644 million expiring in 2014 and $295 million expiring thereafter through 2027. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2013, the Company had recorded approximately $8.8 million as a liability for these guarantees, which consisted of $5.5 million attributable to the reserve for unfunded lending commitments and $3.3 million of deferred commitment fees.

Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.

At December 31, 2013, we had commitments for private equity and other noninterest-bearing investments of $28.3 million. These obligations have no stated maturity.

The contractual or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 2013 and 2012, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $5.6 billion and $5.0 billion, respectively.

December 31, 2013, we were required to maintain cash balances of $179.1 million with the Federal Reserve Banks to meet minimum balance requirements in accordance with Federal Reserve Board (“FRB”) regulations.

As of December 31, 2013, the Parent has guaranteed approximately $15 million of debt of affiliated trusts issuing trust preferred securities, as discussed in Note 13.

Leases
We have commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2014 to 2052. Premises leased under capital leases at December 31, 2013 were $1.7 million and accumulated amortization was $1.3 million. Amortization applicable to premises leased under capital leases is included in depreciation expense.

Future aggregate minimum rental payments under existing noncancelable operating leases at December 31, 2013 are as follows:

(in thousands)
2014	$44,857
2015	44,815
2016	42,712
2017	37,071
2018	32,186
Thereafter	135,869
$337,510
Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: $1.1 million in 2014, $1.3 million in 2015, $1.4 million in 2016, $1.6 million in 2017, $1.6 million in 2018, and $6.3 million thereafter. Aggregate rental expense on operating leases amounted to $58.4 million in 2013, $58.7 million in 2012, and $57.9 million in 2011.

Legal Matters
We are subject to litigation in court and arbitral proceedings, as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. At any given time, litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. While most matters relate to individual claims, we are also subject to putative class action claims and similar broader claims. Current putative class actions and similar claims include the following:

•
a complaint relating to our banking relationships with customers that allegedly engaged in wrongful telemarketing practices in which the plaintiff seeks a trebled monetary award under the federal RICO Act, Reyes v. Zions First National Bank, et. al., pending in the United States District Court for the Eastern District of Pennsylvania; and

•
a complaint arising from our banking relationships with Frederick Berg and a number of investment funds controlled by him using the “Meridian” brand name, in which the liquidating trustee for the funds seeks an award from us, on the basis of aiding and abetting and other claims, for monetary damages suffered by victims of a fraud allegedly perpetrated by Berg, In re Consolidated Meridian Funds a/k/a Meridian Investors Trust, Mark Calvert as Liquidating Trustee, et. al. vs. Zions Bancorporation and The Commerce Bank of Washington, N.A., pending in the United States Bankruptcy Court for the Western District of Washington.

In the third quarter of 2013, the District Court denied the plaintiff’s motion for class certification in the Reyes case. In the first quarter of 2014, the Third Circuit Court of Appeals approved the plaintiff’s motion to appeal the District Court decision.

Discovery has been completed in the Reyes case, but has not commenced in the Meridian Funds case with respect to aiding and abetting claims.

In the third quarter of 2013, we entered into definitive settlement agreements with respect to complaints relating to allegedly wrongful acts in our processing of overdraft fees on debit card transactions, Barlow, et. al. v. Zions First

National Bank and Zions Bancorporation. The settlement agreements, which cover all of our affiliates alleged to have engaged in wrongful processing, were approved by the court in the first quarter of 2014. The aggregate amount of the settlement is reflected in our accruals for legal losses as of December 31, 2013. Another overdraft case, Sadlier, et. al. v. National Bank of Arizona, brought in the Superior Court for the State of Arizona, County of Maricopa, was dismissed with prejudice in the second quarter of 2013.

At any given time, proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; our customers’ involvement in money-laundering, fraud, securities violations and other illicit activities or our policies and practices relating to such customer activities; and our compliance with the broad range of banking, securities and other laws and regulations applicable to us. At any given time, we may be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters. Significant investigations and similar inquiries to which we are currently subject relate to:

•
possible money laundering activities of a customer of one of our subsidiary banks and the anti-money laundering practices of that bank (conducted by the United States Attorneys Office for the Southern District of New York); and

•
the practices of our subsidiary, Zions Bank; our former subsidiary, NetDeposit, LLC; and possibly other of our affiliates relating primarily to payment processing for allegedly fraudulent telemarketers and other customer types (conducted by the Department of Justice).

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

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. We currently estimate the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $50 million in excess of amounts accrued. This estimated range of reasonably possible losses is based on information available as of December 31, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following schedule) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2013, we exceeded all capital adequacy requirements to which we are subject.

As of December 31, 2013, all capital ratios of the Company and each of its subsidiary banks exceeded the “well capitalized” levels under the regulatory framework for prompt corrective action. Dividends declared by our subsidiary banks in any calendar year may not, without the approval of the appropriate federal regulators, exceed specified criteria.

In response to the recent severe economic crisis, the determination of appropriate capital levels, particularly for the Company and other “systemically important” financial institutions (“SIFIs”) as determined pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), is being driven increasingly by the results of comprehensive “stress tests” performed by each financial institution and its various regulators. These stress tests are part of the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) submission, which is required annually.

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

The actual capital amounts and ratios for the Company and its three largest subsidiary banks are as follows:

	Actual		To be well capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital (to risk-weighted assets)
The Company	$6,621,539	14.67%	$4,514,553	10.00%
Zions First National Bank	1,997,525	14.52	1,375,347	10.00
California Bank & Trust	1,252,860	13.65	917,950	10.00
Amegy Bank N.A.	1,714,314	14.86	1,153,382	10.00
Tier 1 capital (to risk-weighted assets)
The Company	5,763,463	12.77	2,708,732	6.00
Zions First National Bank	1,831,720	13.32	825,208	6.00
California Bank & Trust	1,137,848	12.40	550,770	6.00
Amegy Bank N.A.	1,569,696	13.61	692,029	6.00
Tier 1 capital (to average assets)
The Company	5,763,463	10.48	na	na [1]
Zions First National Bank	1,831,720	10.02	913,592	5.00
California Bank & Trust	1,137,848	10.75	529,067	5.00
Amegy Bank N.A.	1,569,696	12.09	649,387	5.00

As of December 31, 2012:
Total capital (to risk-weighted assets)
The Company	$6,616,521	15.05%	$4,396,983	10.00%
Zions First National Bank	2,034,662	14.17	1,435,690	10.00
California Bank & Trust	1,222,822	14.18	862,218	10.00
Amegy Bank N.A.	1,598,708	15.17	1,054,110	10.00
Tier 1 capital (to risk-weighted assets)
The Company	5,883,669	13.38	2,638,190	6.00
Zions First National Bank	1,861,218	12.96	861,414	6.00
California Bank & Trust	1,114,315	12.92	517,331	6.00
Amegy Bank N.A.	1,466,001	13.91	632,466	6.00
Tier 1 capital (to average assets)
The Company	5,883,669	10.96	na	na [1]
Zions First National Bank	1,861,218	10.58	879,719	5.00
California Bank & Trust	1,114,315	10.37	537,534	5.00
Amegy Bank N.A.	1,466,001	12.03	609,319	5.00

[1]	There is no Tier 1 leverage ratio component in the definition of a well capitalized bank holding company.

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
Defined Benefit Plans
Pension – This qualified noncontributory defined benefit plan has been frozen to new participation. No service-related benefits accrued for existing participants except for those with certain grandfathering provisions. Effective July 1, 2013, the plan was amended to remove the exception for grandfathered participants. The effect of this change was not significant to the plan. Benefits vest under the plan upon completion of five years of vesting service. Plan assets consist principally of corporate equity securities, mutual fund investments, real estate, and fixed income investments. Plan benefits are paid as a lump-sum cash value or an annuity at retirement age. Contributions to the plan are based on actuarial recommendation and pension regulations. Currently, it is expected that no minimum regulatory contributions will be required in 2014 or 2015.

Supplemental Retirement – These unfunded nonqualified plans are for certain current and former employees. Each year, Company contributions to these plans are made in amounts sufficient to meet benefit payments to plan participants.

Postretirement Medical/Life – This unfunded health care and life insurance plan provides postretirement medical benefits to certain full-time employees who meet minimum age and service requirements. The plan also provides specified life insurance benefits to certain employees. The plan is contributory with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Plan coverage is provided by self-funding or health maintenance organization options. Our contribution towards the retiree medical premium has been permanently frozen at an amount that does not increase in any future year. Retirees pay the difference between the full premium rates and our capped contribution.

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

	Pension		Supplemental Retirement		Postretirement
(In thousands)	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$191,208	$184,141	$11,234	$11,357	$1,129	$1,149
Service cost	—	29	—	—	32	36
Interest cost	6,885	7,558	404	460	41	47
Actuarial (gain) loss	(16,341)	9,693	(426)	481	(53)	(27)
Settlements	96	—	—	—	—	—
Benefits paid	(12,756)	(10,213)	(936)	(1,064)	(87)	(76)
Benefit obligation at end of year	169,092	191,208	10,276	11,234	1,062	1,129

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	157,082	147,444	—	—	—	—
Actual return on plan assets	27,579	19,851	—	—	—	—
Employer contributions	—	—	936	1,064	87	76
Benefits paid	(12,756)	(10,213)	(936)	(1,064)	(87)	(76)
Fair value of plan assets at end of year	171,905	157,082	—	—	—	—
Funded status	$2,813	$(34,126)	$(10,276)	$(11,234)	$(1,062)	$(1,129)

Amounts recognized in balance sheet:
Asset (liability) for pension/postretirement benefits	$2,813	$(34,126)	$(10,276)	$(11,234)	$(1,062)	$(1,129)
Accumulated other comprehensive income (loss)	(39,082)	(80,743)	(1,968)	(2,587)	354	526

Accumulated other comprehensive income (loss) consists of:
Net gain (loss)	$(39,082)	$(80,743)	$(1,918)	$(2,412)	$354	$376
Prior service credit (cost)	—	—	(50)	(175)	—	150
	$(39,082)	$(80,743)	$(1,968)	$(2,587)	$354	$526

The liability for pension/postretirement benefits is included in other liabilities in the balance sheet. The accumulated benefit obligation is the same as the benefit obligation shown in the preceding schedule.

The amounts in accumulated other comprehensive income (loss) at December 31, 2013 expected to be recognized as an expense component of net periodic benefit cost in 2014 for the plans are estimated as follows:

(In thousands)	Pension	Supplemental Retirement	Postretirement

Net gain (loss)	$(3,187)	$(33)	$71
Prior service credit (cost)	—	(50)	—
	$(3,187)	$(83)	$71

The following presents the components of net periodic benefit cost (credit) for the plans:

	Pension			Supplemental Retirement			Postretirement
(In thousands)	2013	2012	2011	2013	2012	2011	2013	2012	2011

Service cost	$—	$29	$100	$—	$—	$—	$32	$36	$32
Interest cost	6,885	7,558	8,336	404	460	558	41	47	54
Expected return on plan assets	(12,109)	(11,308)	(12,443)
Amortization of net actuarial (gain) loss	8,132	9,184	5,290	70	(114)	(16)	(75)	(87)	(125)
Amortization of prior service (credit) cost				124	124	124	(151)	(244)	(244)
Settlement loss	1,814			—	—	—
Net periodic benefit cost (credit)	$4,722	$5,463	$1,283	$598	$470	$666	$(153)	$(248)	$(283)

Weighted average assumptions based on the pension plan are the same where applicable for each of the plans and are as follows:

	2013	2012	2011
Used to determine benefit obligation at year-end:
Discount rate	4.60%	3.75%	4.25%
Rate of compensation increase [1]	na	3.50	3.50
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	3.75	4.25	5.20
Expected long-term return on plan assets	8.00	8.00	8.00
Rate of compensation increase	3.50	3.50	3.50

[1]
As previously discussed, the pension plan became fully frozen effective July 1, 2013 by a plan amendment that eliminated the remaining grandfather provisions. This action eliminated the need to continue using the rate of compensation increase assumption as of December 31, 2013.

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

Benefit payments to the plans’ participants, which reflect expected future service as appropriate, are estimated as follows for the years succeeding December 31, 2013:

(In thousands)	Pension	Supplemental Retirement	Postretirement

2014	$10,338	$2,056	$96
2015	9,822	833	100
2016	9,547	1,073	105
2017	10,133	799	109
2018	10,543	794	106
Years 2019 - 2023	53,674	3,642	451

We are also obligated under other supplemental retirement plans for certain current and former employees. Our liability for these plans was $6.0 million and $6.3 million at December 31, 2013 and 2012, respectively.

For the pension plan, the investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the plan. Investment objectives have been established by considering the plan’s liquidity needs and time horizon and the fiduciary standards under the Employee Retirement Income Security Act of 1974. The asset allocation strategy is developed to meet the plan’s long-term needs in a manner designed to control volatility and to reflect risk tolerance. Target investment allocation percentages as of December 31, 2013 are 65% in equity, 30% in fixed income and cash, and 5% in real estate assets.

The following presents the fair values of pension plan investments according to the fair value hierarchy described in Note 21, and the weighted average allocations:

(Amounts in thousands)	December 31, 2013					December 31, 2012
	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%

Company common stock	$8,098			$8,098	5	$6,890			$6,890	4
Mutual funds:
Equity	—			—	—	4,407			4,407	3
Debt	6,559			6,559	4	6,848			6,848	4
Insurance company pooled separate accounts:
Equity investments		$102,603		102,603	60		$85,938		85,938	55
Debt investments		29,091		29,091	17		27,566		27,566	18
Real estate		7,680		7,680	4		6,875		6,875	4
Guaranteed deposit account			$12,582	12,582	7			$13,869	13,869	9
Limited partnerships			5,292	5,292	3			4,689	4,689	3
	$14,657	$139,374	$17,874	$171,905	100	$18,145	$120,379	$18,558	$157,082	100

No transfers of assets occurred among Levels 1, 2 or 3 during 2013 or 2012.

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

Insurance company pooled separate accounts – These funds are invested in by more than one investor. They are offered through separate accounts of the trustee’s insurance company and managed by internal and professional advisors. Participation units in these accounts are valued at the net asset value as the practical expedient for fair value as determined by the insurance company. Generally, there are no redemption restrictions for these funds. The redemption frequency is daily with a required notice period of one day for amounts less than $1 million and three days for amounts equal to or greater than $1 million.

Guaranteed deposit account – This account is a group annuity product issued by the trustee’s insurance company with guaranteed crediting rates established at the beginning of each calendar year. The account balance is stated at fair value as estimated by the trustee. The account is credited with deposits made, plus earnings at guaranteed crediting rates, less withdrawals and administrative expenses. The underlying investments generally include investment grade public and privately traded debt securities, mortgage loans and, to a lesser extent, real estate and other equity investments. Market value adjustments are applied at the time of redemption if certain withdrawal limits are exceeded.

Additional fair value quantitative information for the guaranteed deposit account, as measured under Level 3, is a follows:

Principal valuation techniques	Significant unobservable inputs	Range (weighted average) of significant input values

For the underlying investments – reported fair values when available for market traded investments; when not applicable, discounted cash flows under an income approach using U.S. Treasury rates and spreads based on cash flow timing and quality of assets.
	Earnings at guaranteed crediting rate	Gross guaranteed crediting rate must be greater than or equal to contractual minimum crediting rate
	Composite market value factor	December 31,
		2013	0.988035 - 1.073235 (actual = 1.05329)
		2012	1.029720 - 1.119776 (actual = 1.08063)

The Company’s Benefits Committee evaluates the methodology and factors used, including review of the contract, economic conditions, industry and market developments, and overall credit ratings of the underlying investments.

Limited partnerships – These partnerships invest in limited partnerships, limited liability companies, or similar investment vehicles that consist of private equity investments in a wide variety of investment types, including venture and growth capital, real estate, energy and natural resources, and other private investments. The plan’s investments are estimated at fair value and determined from the partnerships’ capital account balances for the plan’s proportional interests. The capital accounts are credited with realized and unrealized earnings from the underlying investments and charged for operating expenses and distributions. Investments in these partnerships are illiquid and voluntary withdrawal is prohibited.

Fair value for these partnerships is also measured under Level 3. However, the plan does not have additional fair value quantitative information similar to the guaranteed deposit account. A variety of methodologies under Level 3 are used to estimate the fair value of underlying investments. These include best estimates of fair value by the general partner, results of any meaningful third party market transactions, consideration of financial condition and operating results of the issuer, estimates of amounts expected to be realized upon sale, and any other factors considered relevant by the general partner. The information that is provided by the limited partnerships is included in the annual review process of the Company’s Benefits Committee, which has concluded that the fair values were developed in accordance with GAAP.

Shares of Company common stock were 270,305 and 321,964 at December 31, 2013 and 2012, respectively. Dividends received by the plan were approximately $41 thousand in 2013 and $15 thousand in 2012.

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments [1]
	Year Ended December 31,
	2013		2012
(In thousands)	Guaranteed deposit account	Limited partnerships	Guaranteed deposit account	Limited partnerships

Balance at beginning of year	$13,869	$4,689	$12,476	$4,149
Net increases (decreases) included in plan statement of change in net assets available for benefits:
Net operating fees and expenses	(346)	(83)	(362)	(59)
Net appreciation (depreciation) in fair value of investments:
Realized	—	(74)	—	(98)
Unrealized	(398)	732	372	542
Interest and dividends	486	—	525	—
Purchases	11,722	760	11,070	1,005
Sales	(12,751)	—	(10,212)	—
Settlements	—	(732)	—	(850)
Balance at end of year	$12,582	$5,292	$13,869	$4,689
1Certain 2012 amounts have been reclassified, including disclosure on a gross basis, to conform with the presentation in 2013.

Defined Contribution Plan
The Company offers a 401(k) and employee stock ownership plan under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Matching contributions to participants, which were shares of the Company’s common stock purchased in the open market, amounted to $22.7 million in 2013, $21.6 million in 2012, and $21.0 million in 2011.

The 401(k) plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 6% of eligible compensation based upon the Company’s return on average common equity for the year. For all years presented, the profit sharing expense was computed at a contribution rate of 2%, and amounted to $11.8 million for both 2013 and 2012, and $11.7 million for 2011. The profit sharing contribution to participants consisted of shares of the Company’s common stock purchased in the open market.

21.	FAIR VALUE
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
Level 1 – Quoted prices in active markets for identical assets or liabilities in active markets that the Company has the ability to access;
Level 2 – Observable inputs other than Level 1 including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in less active markets, observable inputs other than quoted prices that are used in the valuation of an asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined by pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measure in its entirety. Market activity is presumed to be orderly in the absence of evidence of forced or disorderly sales, although such sales may still be indicative of fair value. Applicable accounting guidance precludes the use of blockage factors or liquidity adjustments due to the quantity of securities held by an entity.

We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is used on a nonrecurring basis to measure certain assets when adjusting carrying values, such as the application of lower of cost or fair value accounting, including recognition of impairment on assets. Fair value on a nonrecurring basis is also used when providing required disclosures for certain financial instruments.

Fair Value Policies and Procedures
We have various policies, processes and controls in place to ensure that fair values are reasonably developed, reviewed and approved for use. These include a Securities Valuation and Securitization Oversight Committee (“SOC”) comprised of executive management that reports directly to the Board of Directors. The SOC reviews and approves on a quarterly basis the key components of fair value estimation, including critical valuation assumptions for Level 3 modeling. Attribution analyses are completed when significant changes occur between quarters. The SOC also requires quarterly back testing of certain significant assumptions. A Model Risk Management Group conducts model validations, including the internal model, and sets policies and procedures for revalidation, including the timing of revalidation.

Third Party Service Providers
We use a third party pricing service to provide pricing for approximately 90% of our AFS Level 2 securities, and an internal model that uses certain third party models to estimate fair value for approximately 93% of our AFS Level 3 securities. Fair values for the remaining AFS Level 2 and Level 3 securities generally use standard form discounted cash flow modeling with certain inputs corroborated by market data.

For Level 2 securities, the third party pricing service provides documentation on an ongoing basis that presents market corroborative data, including detail pricing information and market reference data. We review, test and validate this information as appropriate.

For Level 3 securities, we review and evaluate on a quarterly basis the relevant third party modeling assumptions and compare them to those used in our own internal models. We also compare modeling results and valuations with our own information about market trends and trading data.

Absent observable trade data, we do not adjust prices from our third party sources. The procedures described help ensure that resulting fair value estimates were determined in accordance with applicable accounting guidance.

The following describes the hierarchy designations, valuation methodologies, and key inputs to measure fair value on a recurring basis for designated financial instruments:

Available-for-Sale and Trading Securities
U.S. Treasury, Agencies and Corporations
U.S. Treasury securities are measured under Level 1 using quoted market prices. U.S. agencies and corporations are measured under Level 2 generally using the previously-discussed third party pricing service.

Municipal Securities
Municipal securities are measured under Level 2 using the third party pricing service, or under Level 3 using a discounted cash flow approach. Valuation inputs include BBB and Baa municipal curves, as well as FHLB and LIBOR/Swap curves. Additional valuation inputs include internal credit scoring, and security- and client-type groupings.

Asset-Backed Securities: Trust Preferred Collateralized Debt Obligations
The CDO portfolio is measured under Level 3 primarily with the internal model using an income-based cash flow modeling approach incorporating several methodologies. The Company inputs its own key valuation assumptions:

Trust preferred – banks and insurance – We use an internal model for our bank and insurance CDO securities. Our “ratio-based approach” utilizes a statistical regression of regulatory ratios we have identified as predictive of future bank failures and bank holding company defaults to create a credit-specific PD for each bank issuer. The approach generally references trailing quarter regulatory data, financial ratios and macroeconomic factors.

For approximately one third of bank collateral issuers at December 31, 2013, which are public companies, we use the higher of the PDs from a third party proprietary reduced form model dependent, upon equity valuation, and that produced by our ratio-based approach.

The PDs used depend on whether the collateral is performing or deferring. Deferring PDs increase, all else being equal, as the deferral ages and approaches the end of its allowable five-year deferral period. The internal model includes the expectation that deferrals that do not default will pay their contractually required back interest and return to a current status at the end of five years. Estimates of loss for the individual pieces of underlying collateral are aggregated to arrive at a pool-level loss rate for each CDO. These loss assumptions are applied to the CDO’s structure to generate cash flow projections for each tranche of the CDO.

We utilize a present value technique to identify both the OTTI present in the CDO tranches and to estimate fair value. To estimate fair value, we discount the credit-adjusted cash flows of each CDO tranche at a tranche-specific discount rate which reflects the risk that the actual cash flow may vary from the expected credit-adjusted cash flow for that CDO tranche. This rate is consistent with market participants’ assumptions and is applied to credit adjusted cash flows. We follow applicable guidance on illiquid markets such that risk premiums should be reflective of an orderly transaction between market participants under current market conditions. Because these securities are not traded on exchanges and trading prices are not posted on the TRACE® system (Trade Reporting and Compliance Engine®), we also seek information from market participants to obtain trade price information.

The discount rate assumption used for valuation purposes for each CDO tranche is derived from trading yields on publicly traded trust preferred securities as well as observed trades in our CDO tranches and tranches within our CDO in accordance with applicable accounting guidance. The data set generally includes one or more publicly-traded trust preferred securities in deferral with regard to the payment of current interest and observed trades in our CDO tranches which appeared to be either orderly (that is, not distressed or forced); or whose orderliness could not be definitively refuted. Trading data is generally limited to a few transactions in each of several of our original AAA-rated tranches, several of our original A-rated tranches, and many trades of tranches within our same CDO.

The effective yields on the traded securities are then used to determine a relationship between the effective yield and the loss or downside variability of the returns of each CDO security. The loss/downside variability for this purpose is a measure of the downside variability of cash flows from the mean estimate of cash flow. This relationship is then considered along with other third party or market data to identify appropriate discount rates to be applied to the CDOs.

CDO tranches with greater uncertainty in their cash flows are discounted at rates higher than those market participants would use for tranches with more stable expected cash flows (e.g., as a result of more subordination and/or better credit quality in the underlying collateral).

During 2013, deferral and default assumptions increased consistent with certain observed deferrals continuing past the allowable five years without resolution, and our inclusion of deferral vintage outcome data for the recent cycle. We expect to recreate or recalibrate deferral resolution experience as the outcomes for more deferring issuers become known over time.

Trust preferred – REITS, Other (including ABS CDOs) – Most of these CDOs are measured under Level 3 by other third party pricing services using their proprietary models. Our review and evaluation of their estimates was previously discussed.

Auction Rate Securities
Auction rate securities are measured under Level 3 primarily using valuation inputs that include AAA corporate bond yield curves, municipal yield curves, credit ratings and leverage of each closed-end fund, market yields for commercial paper, and any observable trade commentaries.

Bank-Owned Life Insurance
Bank-owned life insurance is measured under Level 2 according to reported cash surrender values (“CSVs”) of the insurance contracts. Nearly all CSVs are based on valuations and earnings of the underlying assets in the insurance companies’ general accounts. The underlying investments include predominantly fixed income securities consisting of investment grade corporate bonds and various types of mortgage instruments. Average duration ranges from five to eight years. Management regularly reviews investment performance, including concentrations of investments and regulatory restrictions.

Private Equity Investments
Private equity investments are measured under Level 2 or Level 3. The Other Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available. The amount of unfunded commitments to these partnerships is disclosed in Note 18. Certain restrictions apply for the redemption of these investments. Approximately $58 million of private equity investments at December 31, 2013 are prohibited by the Volcker Rule.
Private equity investments under Level 2 include partnerships that invest in certain financial services and real estate companies, some of which are publicly traded. Fair values are determined from net asset values, or their equivalents, provided by the partnerships. These fair values are determined on the last business day of the month using values from the primary exchange. In the case of illiquid or nontraded assets, the partnerships obtain fair values from independent sources.
Private equity investments under Level 3 are recorded at acquisition cost, which is initially considered the best indication of fair value. Subsequent adjustments to recorded fair values are based on current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors.

Derivatives
Derivatives are measured according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts measured under Level 1 because they are traded in active markets. OTC derivatives, including those for customers, consist of interest rate swaps and options. These derivatives are measured under Level 2 using third party services. Observable market inputs include yield curves (the LIBOR swap curve and applicable basis swap curves), foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect nonperformance risk for both the Company and the respective counterparty. These adjustments are determined generally by applying a credit spread to the total expected exposure of the derivative. Amounts disclosed in the following schedules differ from the presentation in Note 8 because they are presented on a net basis. The estimation of fair value for the TRS is discussed in Note 8.

Securities Sold, Not Yet Purchased
Securities sold, not yet purchased are measured under Level 1 using quoted market prices. If not available, quoted prices under Level 2 for similar securities are used.

Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

	December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations		$2,059,105		$2,059,105
Municipal securities		55,602	$10,662	66,264
Asset-backed securities:
Trust preferred – banks and insurance			1,238,820	1,238,820
Trust preferred – real estate investment trusts			22,996	22,996
Auction rate			6,599	6,599
Other (including ABS CDOs)		2,099	25,800	27,899
Mutual funds and other	$259,750	20,453		280,203
	259,750	2,137,259	1,304,877	3,701,886
Trading account		34,559		34,559
Other noninterest-bearing investments:
Bank-owned life insurance		466,428		466,428
Private equity		4,822	82,410	87,232
Other assets:
Derivatives:
Interest rate related and other		1,100		1,100
Interest rate swaps for customers		55,447		55,447
Foreign currency exchange contracts	9,614			9,614
	9,614	56,547		66,161
	$269,364	$2,699,615	$1,387,287	$4,356,266
LIABILITIES
Securities sold, not yet purchased	$73,606			$73,606
Other liabilities:
Derivatives:
Interest rate related and other		$1,004		1,004
Interest rate swaps for customers		54,688		54,688
Foreign currency exchange contracts	8,643			8,643
Total return swap			$4,062	4,062
	8,643	55,692	4,062	68,397
Other			241	241
	$82,249	$55,692	$4,303	$142,244

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$102,982	$1,692,637		$1,795,619
Municipal securities		59,445	$16,551	75,996
Asset-backed securities:
Trust preferred – banks and insurance		121	949,271	949,392
Trust preferred – real estate investment trusts			16,403	16,403
Auction rate			6,515	6,515
Other (including ABS CDOs)		4,214	15,160	19,374
Mutual funds and other	219,214	8,797		228,011
	322,196	1,765,214	1,003,900	3,091,310
Trading account		28,290		28,290
Other noninterest-bearing investments:
Bank-owned life insurance		455,719		455,719
Private equity		5,132	64,223	69,355
Other assets:
Derivatives:
Interest rate related and other		2,850		2,850
Interest rate swaps for customers		79,579		79,579
Foreign currency exchange contracts	4,404			4,404
	4,404	82,429		86,833
	$326,600	$2,336,784	$1,068,123	$3,731,507
LIABILITIES
Securities sold, not yet purchased	$26,735			$26,735
Other liabilities:
Derivatives:
Interest rate related and other		$1,142		1,142
Interest rate swaps for customers		82,926		82,926
Foreign currency exchange contracts	3,159			3,159
Total return swap			$5,127	5,127
	3,159	84,068	5,127	92,354
Other			124	124
	$29,894	$84,068	$5,251	$119,213

No transfers of assets or liabilities occurred among Levels 1, 2 or 3 during 2013 or 2012.

The fair value of the Level 3 bank and insurance CDO portfolio would generally be adversely affected by significant increases in the constant default rate (“CDR”) for performing collateral, the loss percentage expected from deferring collateral, and the discount rate used. The fair value of the portfolio would generally be positively affected by increases in interest rates and prepayment rates. For a specific tranche within a CDO, the directionality of the fair value change for a given assumption change may differ depending on the seniority level of the tranche. For example, faster prepayment may increase the fair value of a senior most tranche of a CDO while decreasing the fair value of a more junior tranche.

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Year Ended December 31, 2013
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2012	$16,551	$949,271	$16,403	$6,515	$15,160	$64,223	$(5,127)	$(124)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	41	3,166	254	3	82
Dividends and other investment income						6,662
Fair value and nonhedge derivative loss							(21,753)
Equity securities gains, net						3,732
Fixed income securities gains (losses), net	239	(3,160)	(201)		55
Net impairment losses on investment securities		(136,221)	(17,430)		(11,080)
Other noninterest expense								(117)
Other comprehensive income (loss)	1,540	377,357	24,081	81	6,950
Purchases						10,548
Sales		(66,303)	(111)		(1)	(2,244)
Redemptions and paydowns	(7,709)	(60,989)			(5,780)	(511)	22,818
Reclassifications		175,699			20,414
Balance at December 31, 2013	$10,662	$1,238,820	$22,996	$6,599	$25,800	$82,410	$(4,062)	$(241)

	Level 3 Instruments
	Year Ended December 31, 2012
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Derivatives	Other liabilities

Balance at December 31, 2011	$17,381	$929,356	$18,645	$70,020	$43,546	$62,327	$(5,422)	$(86)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	102	7,126	224	4	232
Dividends and other investment income						10,399
Fair value and nonhedge derivative loss							(21,707)
Equity securities gains, net						11,478
Fixed income securities gains (losses), net	9	20,906		4,161	(5,762)
Net impairment losses on investment securities		(96,707)
Other noninterest expense								(38)
Other comprehensive income (loss)	(291)	218,001	(2,466)	1,330	8,343
Purchases						9,043
Sales						(15,872)
Redemptions and paydowns	(650)	(129,411)		(69,000)	(31,199)	(13,152)	22,002
Balance at December 31, 2012	$16,551	$949,271	$16,403	$6,515	$15,160	$64,223	$(5,127)	$(124)

The preceding reconciling amounts using Level 3 inputs include the following realized gains (losses):

(In thousands)	Year Ended December 31,
	2013	2012

Dividends and other investment income	$(133)	$1,635
Equity securities gains (losses), net	(2,452)	10,359
Fixed income securities gains (losses), net	(3,067)	19,314

Following is a summary of quantitative information relating to the principal valuation techniques and significant unobservable inputs for Level 3 instruments measured on a recurring basis:

	Level 3 Instruments
	Quantitative information at December 31, 2013
(Dollar amounts in thousands)	Fair value	Principal valuation techniques	Significant unobservable inputs	Range of inputs (% annually)
Asset-backed securities:
Trust preferred – predominantly banks	$921,819	Discounted cash flow Market comparables	Constant prepayment rate	until 2016 – 5.50% to 20.73%
				2016 to maturity – 3.0%
			Constant default rate	yr 1 – 0.30% to 1.94%
				yrs 2-5 – 0.49% to 1.14%
				yrs 6 to maturity – 0.58% to 0.65%
			Loss given default	100%
			Loss given deferral	14.39% to 100%
			Discount rate (spread over forward LIBOR)	5.6% to 7.7%

Trust preferred – predominantly insurance	346,390	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 5.0%
			Constant default rate	yr 1 – 0.38% to 1.03%
				yrs 2-5 – 0.53% to 0.89%
				yrs 6 to maturity – 0.50% to 0.55%
			Loss given default	100%
			Loss given deferral	2.18% to 30.13%
			Discount rate (spread over forward LIBOR)	3.72% to 6.49%

Trust preferred – individual banks	22,324	Market comparables	Yield	6.6% to 7.8%
			Price	81.25% to 109.6%

Trust preferred – real estate investment trust	22,996	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 0.0%
			Constant default rate	yr 1 – 4.1% to 10.6%
				yrs 2-3 – 4.6% to 5.5%
				yrs 4-6 – 1.0%
				yrs 7 to maturity – 0.50%
			Loss given default	60% to 100%
			Discount rate (spread over forward LIBOR)	5.5% to 15%

Other (predominantly ABS CDOs)	25,800	Discounted cash flow	Constant default rate	0.01% to 100%
			Loss given default	70% to 92%
			Discount rate (spread over forward LIBOR)	9% to 22%

	Level 3 Instruments
	Quantitative information at December 31, 2012
(Dollar amounts in thousands)	Fair value	Principal valuation techniques	Significant unobservable inputs	Range of inputs (% annually)
Asset-backed securities:
Trust preferred – predominantly banks	$798,458	Discounted cash flow Market comparables	Constant prepayment rate	until 2016 – 10.0% to 21.24%
				2016 to maturity – 3.0%
			Constant default rate	yr 1 – 0.30% to 1.97%
				yrs 2-5 – 0.47% to 0.67%
				yrs 6 to maturity – 0.58% to 0.68%
			Loss given default	100%
			Loss given deferral	9.69% to 100%
			Discount rate (spread over forward LIBOR)	7.7% to 13.4%

Trust preferred – predominantly insurance	256,104	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 4.5%
			Constant default rate	yr 1 – 0.30% to 0.32%
				yrs 2-5 – 0.47% to 0.50%
				yrs 6 to maturity – 0.50% to 0.54%
			Loss given default	100%
			Loss given deferral	2.18%
			Discount rate (spread over forward LIBOR)	3.75% to 16.21%

Trust preferred – individual banks	20,910	Market comparables	Yield	9.4% to 9.7%
			Price	73.1% to 108.0%

Trust preferred – real estate investment trust	16,403	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 0.0%
			Constant default rate	yr 1 – 5.1% to 8.6%
				yrs 2-3 – 4.2% to 7.1%
				yrs 4-6 – 1.0%
				yrs 7 to maturity – 0.50%
			Loss given default	60% to 100%
			Discount rate (spread over forward LIBOR)	6.5% to 23%

Other (predominantly ABS CDOs)	15,160	Discounted cash flow	Constant default rate	0.01% to 100%
			Loss given default	70% to 92%
			Discount rate (spread over forward LIBOR)	9% to 22%

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis:

(In thousands)	Fair value at December 31, 2013				Gains (losses) from fair value changes Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$8,483	$8,483	$(403)
Private equity investments, carried at cost	—	—	13,270	13,270	(5,700)
Impaired loans	—	11,765	—	11,765	(1,575)
Other real estate owned	—	24,684	—	24,684	(13,158)
	$—	$36,449	$21,753	$58,202	$(20,836)

(In thousands)	Fair value at December 31, 2012				Gains (losses) from fair value changes Year Ended December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$23,524	$23,524	$(7,423)
Private equity investments, carried at cost	—	—	13,520	13,520	(2,176)
Impaired loans	—	44,448	—	44,448	(4,300)
Other real estate owned	—	58,954	—	58,954	(20,641)
	$—	$103,402	$37,044	$140,446	$(34,540)

We recognized net gains of $15.6 million in 2013 and $15.3 million in 2012 from the sale of OREO properties that had a carrying value at the time of sale of approximately $82.5 million in 2013 and $163.3 million in 2012. Previous to their sale in these years, we recognized impairment on these properties of $0.8 million in 2013 and $2.7 million in 2012.

HTM securities adjusted for OTTI were measured at fair value using the same methodology for trust preferred CDO securities.

Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed. Amounts of private equity investments carried at cost were $53.6 million and $74.8 million at December 31, 2013 and 2012, respectively. Amounts of other noninterest-bearing investments carried at cost were $248.4 million and $255.6 million at December 31, 2013 and 2012, respectively, which were comprised of Federal Reserve, Federal Home Loan Bank, and Farmer Mac stock.

Impaired (or nonperforming) loans that are collateral-dependent were measured at fair value based on the fair value of the collateral. OREO was measured at fair value at the lower of cost or fair value based on property appraisals at the time the property is recorded in OREO and as appropriate thereafter.

Measurement of fair value for collateral-dependent loans and OREO was based on third party appraisals that utilize one or more valuation techniques (income, market and/or cost approaches). Any adjustments to calculated fair value were made based on recently completed and validated third party appraisals, third party appraisal services, automated valuation services, or our informed judgment. Evaluations were made to determine that the appraisal process met the relevant concepts and requirements of applicable accounting guidance.

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

Impaired loans not collateral-dependent were measured at fair valued based on the present value of future cash flows discounted at the expected coupon rates over the lives of the loans. Because the loans were not discounted at market interest rates, the valuations do not represent fair value and have been excluded from the nonrecurring fair value balance in the preceding schedules.

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	December 31, 2013			December 31, 2012
(Amounts in thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$588,981	$609,547	3	$756,909	$674,741	3
Loans and leases (including loans held for sale), net of allowance	38,468,402	38,088,242	3	37,020,811	37,024,198	3
Financial liabilities:
Time deposits	2,593,038	2,602,955	2	2,962,931	2,988,714	2
Foreign deposits	1,980,161	1,979,805	2	1,804,060	1,803,625	2
Other short-term borrowings	—	—	2	5,409	5,421	2
Long-term debt (less fair value hedges)	2,269,762	2,423,643	2	2,329,323	2,636,422	2

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

HTM investment securities primarily consist of municipal securities and bank and insurance trust preferred CDOs. They were measured at fair value according to the methodologies previously discussed for these investment types.

Loans are measured at fair value according to their status as nonimpaired or impaired. For nonimpaired loans, fair value is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are derived from the methods used to estimate the ALLL for our loan portfolio and are adjusted quarterly as necessary to reflect the most recent loss experience. Impaired loans are already considered to be held at fair value, except those whose fair value is determined by discounting cash flows, as discussed previously. See Impaired Loans in Note 7 for details on the impairment measurement method for impaired loans. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio.

Time and foreign deposits, and other short-term borrowings, are measured at fair value by discounting future cash flows using the LIBOR yield curve to the given maturity dates.

Long-term debt is measured at fair value based on actual market trades (i.e., an asset value) when available, or discounting cash flows to maturity using the LIBOR yield curve adjusted for credit spreads.

These fair value disclosures represent our best estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, future expected loss experience, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and cannot be determined with precision. Changes in these methodologies and assumptions could significantly affect the estimates.

22.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of December 31, 2013, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank financial service subsidiaries, TCBO, and eliminations of transactions between segments.
The Parent’s financial statements in Note 24 provide more information about the Parent’s activities. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.
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
The following is a summary of selected operating segment information:

(In millions)	Zions Bank			CB&T			Amegy
	2013	2012	2011	2013	2012	2011	2013	2012	2011
CONDENSED INCOME STATEMENT
Net interest income	$595.0	$657.1	$683.3	$469.0	$466.7	$506.9	$381.5	$371.5	$391.2
Provision for loan losses	(40.5)	88.3	128.3	(16.7)	(7.9)	(9.5)	4.2	(63.9)	(37.4)
Net interest income after provision for loan losses	635.5	568.8	555.0	485.7	474.6	516.4	377.3	435.4	428.6
Net impairment losses on investment securities	(7.7)	(3.2)	(0.3)	—	—	(0.5)	—	—	—
Loss on sale of investment securities to Parent	—	—	—	—	(9.2)	(43.9)	—	—	—
Other noninterest income	199.9	221.4	219.2	79.3	75.3	105.4	146.4	156.1	138.4
Noninterest expense	481.4	493.1	547.4	352.4	330.2	355.0	333.4	340.2	324.9
Income (loss) before income taxes	346.3	293.9	226.5	212.6	210.5	222.4	190.3	251.3	242.1
Income tax expense (benefit)	121.7	104.6	76.0	72.5	83.4	88.0	59.8	84.6	80.5
Net income (loss)	$224.6	$189.3	$150.5	$140.1	$127.1	$134.4	$130.5	$166.7	$161.6
YEAR-END BALANCE SHEET DATA
Total assets	$18,590	$17,930	$17,531	$10,923	$11,069	$10,894	$13,705	$13,119	$12,282
Cash and due from banks	363	650	416	157	205	175	437	754	406
Money market investments	3,888	2,855	2,198	1,108	1,449	1,090	2,551	2,308	2,222
Total securities	1,520	1,273	1,460	331	350	335	362	439	475
Total loans	12,259	12,490	12,751	8,574	8,259	8,392	9,217	8,450	8,031
Total deposits	16,257	15,575	14,905	9,327	9,483	9,192	11,198	10,706	9,731
Shareholder’s equity:
Preferred equity	280	280	480	162	162	262	226	251	488
Common equity	1,523	1,519	1,379	1,342	1,322	1,270	1,845	1,725	1,630
Noncontrolling interests	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,803	1,799	1,859	1,504	1,484	1,532	2,071	1,976	2,118

(In millions)				NSB				Vectra
	2013	2012	2011	2013		2012	2011	2013	2012	2011
CONDENSED INCOME STATEMENT
Net interest income	$163.0	$167.7	$172.1	$113.6	—	$123.4	$135.0	$102.7	$108.7	$104.3
Provision for loan losses	(15.0)	(0.6)	9.6	(12.0)	—	(9.6)	(38.3)	(4.9)	7.0	14.0
Net interest income after provision for loan losses	178.0	168.3	162.5	125.6		133.0	173.3	107.6	101.7	90.3
Net impairment losses on investment securities	—	—	—	(3.3)	—	—	—	(0.1)	(0.6)	(0.8)
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—	—	(28.9)
Other noninterest income	35.0	32.1	34.4	37.8	—	33.7	37.4	24.6	25.3	21.7
Noninterest expense	142.7	152.5	154.7	131.8		133.6	139.3	99.5	98.3	100.7
Income (loss) before income taxes	70.3	47.9	42.2	28.3		33.1	71.4	32.6	28.1	(18.4)
Income tax expense (benefit)	26.4	17.0	16.7	9.5		11.3	24.8	11.2	9.2	(8.3)
Net income (loss)	$43.9	$30.9	$25.5	$18.8		$21.8	$46.6	$21.4	$18.9	$(10.1)
YEAR-END BALANCE SHEET DATA
Total assets	$4,579	$4,575	$4,485	$3,980		$4,061	$4,100	$2,571	$2,511	$2,341
Cash and due from banks	77	86	71	79		59	73	51	58	55
Money market investments	220	385	604	710		1,031	905	6	31	52
Total securities	362	263	271	774		742	748	166	187	227
Total loans	3,724	3,604	3,304	2,297		2,100	2,235	2,278	2,128	1,914
Total deposits	3,931	3,874	3,731	3,590		3,604	3,546	2,178	2,164	2,004
Shareholder’s equity:
Preferred equity	120	180	305	50		140	260	70	70	70
Common equity	418	399	350	317		298	273	246	224	200
Noncontrolling interests	—	—	—	—		—	—	—	—	—
Total shareholder’s equity	538	579	655	367		438	533	316	294	270

(In millions)	TCBW				Other			Consolidated Company
	2013	2012	2011		2013	2012	2011	2013	2012	2011
CONDENSED INCOME STATEMENT
Net interest income	$27.3	$27.4	$29.6	—	$(155.8)	$(190.6)	$(266.2)	$1,696.3	$1,731.9	$1,756.2
Provision for loan losses	(1.8)	0.4	7.8	—	(0.4)	0.5	—	(87.1)	14.2	74.5
Net interest income after provision for loan losses	29.1	27.0	21.8		(155.4)	(191.1)	(266.2)	1,783.4	1,717.7	1,681.7
Net impairment losses on investment securities	—	—	—	—	(154.0)	(100.3)	(32.1)	(165.1)	(104.1)	(33.7)
Loss on sale of investment securities to Parent	(2.7)	—	(4.8)	—	2.7	9.2	77.6	—	—	—
Other noninterest income	4.1	3.8	3.5	—	(24.6)	(23.7)	(28.1)	502.5	524.0	531.9
Noninterest expense	18.8	18.9	16.7	—	154.4	29.2	19.9	1,714.4	1,596.0	1,658.6
Income (loss) before income taxes	11.7	11.9	3.8	—	(485.7)	(335.1)	(268.7)	406.4	541.6	521.3
Income tax expense (benefit)	4.0	4.0	1.1	—	(162.2)	(120.7)	(80.2)	142.9	193.4	198.6
Net income (loss)	$7.7	$7.9	$2.7	—	$(323.5)	$(214.4)	$(188.5)	$263.5	$348.2	$322.7
YEAR-END BALANCE SHEET DATA
Total assets	$943	$961	$874	—	$740	$1,286	$642	$56,031	$55,512	$53,149
Cash and due from banks	28	22	28		(17)	8	—	1,175	1,842	1,224
Money market investments	181	251	143		(207)	444	(91)	8,457	8,754	7,123
Total securities	91	104	126		719	519	437	4,325	3,877	4,079
Total loans	630	571	562	—	64	63	69	39,043	37,665	37,258
Total deposits	793	791	693	—	(912)	(64)	(926)	46,362	46,133	42,876
Shareholder’s equity:
Preferred equity	3	3	15	—	93	42	497	1,004	1,128	2,377
Common equity	87	82	75	—	(317)	(645)	(569)	5,461	4,924	4,608
Noncontrolling interests	—	—	—	—	—	(3)	(2)	—	(3)	(2)
Total shareholder’s equity	90	85	90	—	(224)	(606)	(74)	6,465	6,049	6,983

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Financial information by quarter for 2013 and 2012 is as follows:

	Quarters
(In thousands, except per share amounts)	First	Second	Third	Fourth	Year
2013:
Gross interest income	$484,748	$493,233	$473,407	$490,017	$1,941,405
Net interest income	418,115	430,657	415,521	432,035	1,696,328
Provision for loan losses	(29,035)	(21,990)	(5,573)	(30,538)	(87,136)
Noninterest income:
Net impairment losses on investment securities	(10,117)	(4,217)	(9,067)	(141,733)	(165,134)
Investment securities gains (losses), net	6,131	1,056	4,745	(6,310)	5,622
Other noninterest income	125,205	128,309	126,512	116,893	496,919
Noninterest expense	397,348	451,678	370,663	494,750	1,714,439
Income before income taxes (benefit)	171,021	126,117	172,621	(63,327)	406,432
Net income (loss)	110,387	83,026	111,514	(41,472)	263,455
Net income (loss) applicable to controlling interest	110,723	83,026	111,514	(41,472)	263,791
Preferred stock dividends	(22,399)	(27,641)	(27,507)	(17,965)	(95,512)
Preferred stock redemption	—	—	—	125,700	125,700
Net earnings (loss) applicable to common shareholders	88,324	55,385	209,707	(59,437)	293,979

Net earnings (loss) per common share:
Basic	$0.48	$0.30	$1.13	$(0.32)	$1.58
Diluted	0.48	0.30	1.12	(0.32)	1.58

2012:
Gross interest income	$518,877	$512,588	$509,000	$498,257	$2,038,722
Net interest income	437,478	426,344	438,161	429,957	1,731,940
Provision for loan losses	15,664	10,853	(1,889)	(10,401)	14,227
Noninterest income:
Net impairment losses on investment securities	(10,209)	(7,308)	(2,736)	(83,808)	(104,061)
Investment securities gains, net	9,865	5,626	5,729	9,577	30,797
Other noninterest income	112,164	130,347	122,233	128,390	493,134
Noninterest expense	392,372	401,656	394,975	407,014	1,596,017
Income before income taxes	141,262	142,500	170,301	87,503	541,566
Net income	89,403	91,464	109,597	57,686	348,150
Net income applicable to controlling interest	89,676	91,737	109,851	58,252	349,516
Preferred stock dividends	(64,187)	(36,522)	(47,529)	(22,647)	(170,885)
Net earnings applicable to common shareholders	25,489	55,215	62,322	35,605	178,631

Net earnings per common share:
Basic	$0.14	$0.30	$0.34	$0.19	$0.97
Diluted	0.14	0.30	0.34	0.19	0.97
Certain amounts related primarily to gross and net interest income, and noninterest income, were changed from previously filed Form 10-Qs for the first, second and third quarters of 2012. The changes were due to reclassifications between interest and fees on loans, and other service charges, commissions and fees. See related discussion in Note 1.
As discussed in Note 6, we made a significant 2013 fourth quarter adjustment recognizing OTTI for certain impairment losses on CDO investment securities.

24.	PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

	December 31,
(In thousands)	2013	2012
ASSETS
Cash and due from banks	$902,697	$2,001
Interest-bearing deposits	72	75,808
Security resell agreements	—	575,000
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $31,422 and $22,112)	17,359	22,679
Available-for-sale, at fair value	675,895	461,665
Loans, net of allowance for loan losses of $0 and $23	—	1,277
Other noninterest-bearing investments	37,154	50,799
Investments in subsidiaries:
Commercial banks and bank holding company	6,700,315	6,668,881
Other operating companies	31,535	36,516
Nonoperating – ZMFU II, Inc.[1]	44,511	43,012
Other assets	278,392	311,093
	$8,687,930	$8,248,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$200,729	$106,159
Short-term borrowings:
Due to others	—	4,951
Subordinated debt to affiliated trusts	15,464	309,278
Long-term debt:
Due to affiliates	17	—
Due to others	2,007,157	1,776,274
Total liabilities	2,223,367	2,196,662
Shareholders’ equity:
Preferred stock	1,003,970	1,128,302
Common stock	4,179,024	4,166,109
Retained earnings	1,473,670	1,203,815
Accumulated other comprehensive loss	(192,101)	(446,157)
Total shareholders’ equity	6,464,563	6,052,069
	$8,687,930	$8,248,731

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(In thousands)	2013	2012	2011
Interest income:
Commercial bank subsidiaries	$757	$836	$2,519
Other subsidiaries and affiliates	105	386	63
Loans and securities	17,764	18,993	13,640
Total interest income	18,626	20,215	16,222
Interest expense:
Affiliated trusts	8,483	24,053	24,027
Other borrowed funds	171,304	195,195	274,843
Total interest expense	179,787	219,248	298,870
Net interest loss	(161,161)	(199,033)	(282,648)
Provision for loan losses	(23)	(10)	(38)
Net interest loss after provision for loan losses	(161,138)	(199,023)	(282,610)

Other income:
Dividends from consolidated subsidiaries:
Commercial banks and bank holding company	421,406	246,606	71,350
Other operating companies	200	5,440	14,151
Nonoperating – ZMFU II, Inc.	—	50,000	—
Equity and fixed income securities gains (losses), net	(7,332)	86	426
Net impairment losses on investment securities	(95,637)	(74,153)	(26,810)
Other income (loss)	(8,397)	(6,562)	4,203
	310,240	221,417	63,320
Expenses:
Salaries and employee benefits	26,014	20,507	19,033
Debt extinguishment cost	120,192	—	—
Other operating expenses	1,436	395	4,176
	147,642	20,902	23,209
Income (loss) before income taxes and undistributed income/loss of consolidated subsidiaries	1,460	1,492	(242,499)
Income tax benefit	(133,798)	(108,541)	(104,395)
Income (loss) before equity in undistributed income/loss of consolidated subsidiaries	135,258	110,033	(138,104)
Equity in undistributed income (loss) of consolidated subsidiaries:
Commercial banks and bank holding company	132,906	304,559	488,806
Other operating companies	(4,887)	(15,561)	(27,687)
Nonoperating – ZMFU II, Inc.	514	(49,515)	789
Net income	263,791	349,516	323,804
Preferred stock dividends	(95,512)	(170,885)	(170,414)
Preferred stock redemption	125,700	—	—
Net earnings loss applicable to common shareholders	$293,979	$178,631	$153,390

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$263,791	$349,516	$323,804
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of consolidated subsidiaries	(128,533)	(239,483)	(461,908)
Net impairment losses on investment securities	95,637	74,153	26,810
Debt Extinguishment cost	120,192	—	—
Other, net	69,098	4,376	27,505
Net cash provided by (used in) operating activities	420,185	188,562	(83,789)

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	650,736	305,668	(408,811)
Collection of advances to subsidiaries	10,000	23,190	6,425
Advances to subsidiaries	(10,000)	(23,000)	(6,250)
Proceeds from sales and maturities of investment securities	27,916	5,433	1,259,262
Purchases of investment securities	(4,858)	(3,980)	(575,887)
Decrease of investment in subsidiaries	175,000	764,290	113,834
Other, net	10,642	3,814	9,642
Net cash provided by investing activities	859,436	1,075,415	398,215

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term funds borrowed	(3,368)	(110,995)	(165,500)
Proceeds from issuance of long-term debt	646,408	757,610	101,821
Repayments of long-term debt	(835,031)	(372,312)	(117,975)
Debt extinguishment cost paid	(45,812)	—	—
Proceeds from issuance of preferred stock	784,318	141,342	—
Proceeds from issuance of common stock	9,825	1,898	25,686
Cash paid for preferred stock redemptions	(799,468)	(1,542,500)	—
Dividends paid on preferred stock	(95,512)	(126,189)	(148,774)
Dividends paid on common stock	(24,148)	(7,392)	(7,361)
Other, net	(16,137)	(3,449)	(4,160)
Net cash used in financing activities	(378,925)	(1,261,987)	(316,263)
Net increase (decrease) in cash and due from banks	900,696	1,990	(1,837)
Cash and due from banks at beginning of year	2,001	11	1,848
Cash and due from banks at end of year	$902,697	$2,001	$11

The Parent paid interest of $125.9 million in 2013, $124.1 million in 2012, and $126.7 million in 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 96 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 97.

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
EQUITY COMPENSATION PLAN INFORMATION
The following schedule provides information as of December 31, 2013 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders

Zions Bancorporation 2005 Stock Option and Incentive Plan	5,633,157	$34.64	5,696,668

Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan	32,000	56.94	—

Zions Bancorporation Key Employee Incentive Stock Option Plan	2,638	56.59	—

Total	5,667,795		5,696,668

[1]
The schedule does not include information for equity compensation plans assumed by the Company in mergers. A total of 206,795 shares of common stock with a weighted average exercise price of $56.49 were issuable upon exercise of options granted under plans assumed in mergers and outstanding as of December 31, 2013. The Company cannot grant additional awards under these assumed plans. Column (a) also excludes 410,950 shares of unvested restricted stock and 1,522,038 restricted stock units (each unit representing the right to one share of common stock).

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

Consolidated balance sheets – December 31, 2013 and 2012
Consolidated statements of income – Years ended December 31, 2013, 2012 and 2011
Consolidated statements of comprehensive income – Years ended December 31, 2013, 2012 and 2011
Consolidated statements of changes in shareholders’ equity – Years ended December 31, 2013, 2012 and 2011
Consolidated statements of cash flows – Years ended December 31, 2013, 2012 and 2011
Notes to consolidated financial statements – December 31, 2013

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
*

3.7	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated July 7, 2008 (filed herewith).

3.8	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated November 12, 2008 (filed herewith).

3.9	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation, dated June 30, 2009, incorporated by reference to Exhibit 3.1 of Form 8-K filed July 2, 2009.	*

3.10	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 30, 2009, incorporated by reference to Exhibit 3.10 of Form 10-Q for the quarter ended June 30, 2009.	*

3.11	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 1, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 3, 2010.	*

3.12	Articles of Amendment to the Restated Articles of Incorporation of Zions Bancorporation dated June 14, 2010, incorporated by reference to Exhibit 3.1 of Form 8-K filed June 15, 2010.	*

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
*

3.18	Restated Bylaws of Zions Bancorporation dated November 8, 2011, incorporated by reference to Exhibit 3.13 of Form 10-Q for the quarter ended September 30, 2011.	*

Exhibit Number	Description

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
*

4.4	Warrant to purchase up to 5,789,909 shares of Common Stock, issued on November 14, 2008 (filed herewith).

4.5	Warrant Agreement, between Zions Bancorporation and Zions First National Bank, and Warrant Certificate, incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended September 30, 2010.	*

10.1	Zions Bancorporation 2011-2013 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-K for the year ended December 31, 2011.	*

10.2	Zions Bancorporation 2012-2014 Value Sharing Plan, incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2012.	*

10.3	Zions Bancorporation 2013-2015 Value Sharing Plan, incorporated by reference to Exhibit 10.4 of Form 10-K for the quarter ended September 30, 2013.	*

10.4	2012 Management Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2012.	*

10.5	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2013.	*

10.6	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2013.	*

10.7	Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2013.	*

10.8	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2008.	*

10.9
Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2012.
*

10.10
Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2010.
*

Exhibit Number	Description

10.11
Amendment to Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2012.
*

10.12
Fifth Amendment to Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter September 30, 2013.
*

10.13
Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2012.
*

10.14
Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2012.
*

10.15
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
*

10.17	First amendment to the Zions Bancorporation Pension Plan, dated June 28, 2013, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2013.	*

10.18	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.20 of Form 10-K for the year ended December 31, 2008.	*

10.19
Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 1, 2002, including amendments adopted thru December 31, 2010, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2010.
*

10.20
First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated November 14, 2012, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2012.
*

10.21
Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006, incorporated by reference to Exhibit 10.19 of Form 10-K for the year ended December 31, 2012.
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
*

10.25	Amended and Restated Zions Bancorporation Key Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2009.	*

10.26	Amended and Restated Zions Bancorporation 1996 Non-Employee Directors Stock Option Plan (filed herewith).

10.27	Amended and Restated Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2012.	*

10.28	Standard Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2012.	*

10.29	Standard Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2012.	*

10.30	Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2012.	*

10.31
Standard Directors Stock Option Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.29 of Form 10-K for the year ended December 31, 2010.
*

10.32
Standard Directors Restricted Stock Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2009.
*

10.33
Standard Directors Restricted Stock Unit Award Agreement, Zions Bancorporation 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2011.
*

10.34	Form of Performance Stock Option Award Agreement, 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended September 30, 2013.	*

10.35	Form of Performance Restricted Stock Unit Award Agreement, 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarter ended September 30, 2013.	*

10.36	Amegy Bancorporation (formerly Southwest Bancorporation of Texas, Inc.) 1996 Stock Option Plan, as amended and restated as of June 4, 2002 (filed herewith).

10.37	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.47 of Form 10-K for the year ended December 31, 2009.	*

10.38	Form of Change in Control Agreement between the Company and Certain Executive Officers, incorporated by reference to Exhibit 10.37 of Form 10-K for the year ended December 31, 2012.	*

Exhibit Number	Description

10.39	Addendum to Change in Control Agreement, incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2008.	*

10.40	Form of Change in Control Agreement between the Company and Dallas E. Haun, dated May 23, 2008, incorporated by reference to Exhibit 10.52 of Form 10-K for the year ended December 31, 2008.	*

12	Ratio of Earnings to Fixed Charges (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012, and December 31, 2011 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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

March 3, 2014    ZIONS BANCORPORATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 3, 2014

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