Form 10-Q
period 2014-03-31
ZIONS BANCORPORATION /UT/
filed 2014-05-08
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 30, 2014	184,895,233 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$1,341,319	$1,175,083
Money market investments:
Interest-bearing deposits	8,157,837	8,175,048
Federal funds sold and security resell agreements	379,947	282,248
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $635,379 and $609,547)	606,279	588,981
Available-for-sale, at fair value	3,423,205	3,701,886
Trading account, at fair value	56,172	34,559
	4,085,656	4,325,426

Loans held for sale	126,344	171,328

Loans and leases, net of unearned income and fees	39,198,136	39,043,365
Less allowance for loan losses	736,953	746,291
Loans, net of allowance	38,461,183	38,297,074

Other noninterest-bearing investments	848,775	855,642
Premises and equipment, net	785,519	726,372
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	33,562	36,444
Other real estate owned	39,248	46,105
Other assets	807,325	926,228
	$56,080,844	$56,031,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$19,257,889	$18,758,753
Interest-bearing:
Savings and money market	23,097,351	23,029,928
Time	2,528,735	2,593,038
Foreign	1,648,111	1,980,161
	46,532,086	46,361,880

Federal funds and other short-term borrowings	279,837	340,348
Long-term debt	2,158,701	2,273,575
Reserve for unfunded lending commitments	88,693	89,705
Other liabilities	435,311	501,056
Total liabilities	49,494,628	49,566,564

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,003,970	1,003,970
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 184,895,182 and 184,677,696 shares	4,185,513	4,179,024
Retained earnings	1,542,195	1,473,670
Accumulated other comprehensive income (loss)	(145,462)	(192,101)
Total shareholders’ equity	6,586,216	6,464,563
	$56,080,844	$56,031,127
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except shares and per share amounts)	Three Months Ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$434,344	$453,433
Interest on money market investments	5,130	5,439
Interest on securities	28,094	25,876
Total interest income	467,568	484,748
Interest expense:
Interest on deposits	12,779	15,642
Interest on short- and long-term borrowings	38,324	50,991
Total interest expense	51,103	66,633
Net interest income	416,465	418,115
Provision for loan losses	(610)	(29,035)
Net interest income after provision for loan losses	417,075	447,150

Noninterest income:
Service charges and fees on deposit accounts	42,594	43,580
Other service charges, commissions and fees	43,519	42,731
Wealth management income	7,077	6,994
Capital markets and foreign exchange	5,000	7,486
Dividends and other investment income	7,864	12,724
Loan sales and servicing income	6,474	10,951
Fair value and nonhedge derivative loss	(8,539)	(5,445)
Equity securities gains, net	912	2,832
Fixed income securities gains, net	30,914	3,299
Impairment losses on investment securities:
Impairment losses on investment securities	(27)	(31,493)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	—	21,376
Net impairment losses on investment securities	(27)	(10,117)
Other	2,531	6,184
Total noninterest income	138,319	121,219

Noninterest expense:
Salaries and employee benefits	233,406	229,789
Occupancy, net	28,305	27,389
Furniture, equipment and software	27,944	26,074
Other real estate expense	1,607	1,977
Credit-related expense	6,906	10,482
Provision for unfunded lending commitments	(1,012)	(6,354)
Professional and legal services	10,995	10,471
Advertising	6,398	5,893
FDIC premiums	7,922	9,711
Amortization of core deposit and other intangibles	2,882	3,819
Other	72,710	78,097
Total noninterest expense	398,063	397,348
Income before income taxes	157,331	171,021
Income taxes	56,121	60,634
Net income	101,210	110,387
Net loss applicable to noncontrolling interests	—	(336)
Net income applicable to controlling interest	101,210	110,723
Preferred stock dividends	(25,020)	(22,399)
Net earnings applicable to common shareholders	$76,190	$88,324

Weighted average common shares outstanding during the period:
Basic shares	184,440	183,396
Diluted shares	185,123	183,655
Net earnings per common share:
Basic	$0.41	$0.48
Diluted	0.41	0.48
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013

Net income	$101,210	$110,387
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on investment securities	71,066	48,796
Noncredit-related impairment losses on securities not expected to be sold	—	(12,754)
Reclassification to earnings for realized net fixed income securities gains	(24,840)	(2,037)
Reclassification to earnings for net credit-related impairment losses on investment securities	17	5,999
Accretion of securities with noncredit-related impairment losses not expected to be sold	286	209
Net unrealized holding gains (losses) on derivative instruments	320	(2)
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(210)	(957)
Other comprehensive income	46,639	39,254
Comprehensive income	147,849	149,641
Comprehensive loss applicable to noncontrolling interests	—	(336)
Comprehensive income applicable to controlling interest	$147,849	$149,977
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2013	$1,003,970	184,677,696	$4,179,024	$1,473,670	$(192,101)	$—	$6,464,563
Net income for the period				101,210		—	101,210
Other comprehensive income, net of tax					46,639		46,639
Net activity under employee plans and related tax benefits		217,486	6,489				6,489
Dividends on preferred stock				(25,020)			(25,020)
Dividends on common stock, $0.04 per share				(7,436)			(7,436)
Change in deferred compensation				(229)			(229)
Balance at March 31, 2014	$1,003,970	184,895,182	$4,185,513	$1,542,195	$(145,462)	$—	$6,586,216

Balance at December 31, 2012	$1,128,302	184,199,198	$4,166,109	$1,203,815	$(446,157)	$(3,428)	$6,048,641
Net income (loss) for the period				110,723		(336)	110,387
Other comprehensive income, net of tax					39,254		39,254
Issuance of preferred stock	171,827		(3,076)				168,751
Subordinated debt converted to preferred stock	1,160		(169)				991
Net activity under employee plans and related tax benefits		47,273	7,438				7,438
Dividends on preferred stock				(22,399)			(22,399)
Dividends on common stock, $0.01 per share				(1,833)			(1,833)
Change in deferred compensation				(175)			(175)
Other changes in noncontrolling interests			586			(988)	(402)
Balance at March 31, 2013	$1,301,289	184,246,471	$4,170,888	$1,290,131	$(406,903)	$(4,752)	$6,350,653
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$101,210	$110,387
Adjustments to reconcile net income to net cash provided by operating activities:
Net impairment losses on investment securities	27	10,117
Provision for credit losses	(1,622)	(35,389)
Depreciation and amortization	32,404	38,258
Fixed income securities gains, net	(30,914)	(3,299)
Deferred income tax expense	78,278	1,282
Net increase in trading securities	(21,862)	(11)
Net decrease in loans held for sale	41,195	89,996
Change in other liabilities	(77,580)	(48,477)
Change in other assets	3,086	51,580
Other, net	2,336	(12,153)
Net cash provided by operating activities	126,558	202,291

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(80,488)	628,887
Proceeds from maturities and paydowns of investment securities held-to-maturity	18,935	53,612
Purchases of investment securities held-to-maturity	(35,750)	(45,800)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	847,288	359,223
Purchases of investment securities available-for-sale	(452,123)	(486,975)
Proceeds from sales of loans and leases	6,142	6,011
Net loan and lease originations	(168,628)	(126,862)
Net purchases of premises and equipment	(76,916)	(15,800)
Proceeds from sales of other real estate owned	11,825	27,974
Other, net	5,617	7,388
Net cash provided by investing activities	75,902	407,658

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	170,206	(1,642,878)
Net change in short-term funds borrowed	(60,511)	(25,853)
Proceeds from issuance of long-term debt	—	19,362
Repayments of long-term debt	(124,755)	(18,398)
Proceeds from issuances of common and preferred stock	2,880	169,399
Dividends paid on common and preferred stock	(23,741)	(24,232)
Other, net	(303)	(439)
Net cash used in financing activities	(36,224)	(1,523,039)
Net increase (decrease) in cash and due from banks	166,236	(913,090)
Cash and due from banks at beginning of period	1,175,083	1,841,907
Cash and due from banks at end of period	$1,341,319	$928,817

Cash paid for interest	$40,849	$62,131
Net cash paid (refunds received) for income taxes	(81)	3,565
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2014

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. References to GAAP, including standards promulgated by the Financial Accounting Standards Board (“FASB”), are made according to sections of the Accounting Standards Codification (“ASC”) and to Accounting Standards Updates (“ASU”), which include consensus issues of the Emerging Issues Task Force (“EITF”). Certain prior period amounts have been reclassified to conform with the current period presentation.

Operating results for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2013 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2013 Annual Report on Form 10-K.

The Company provides a full range of banking and related services through subsidiary banks in 10 Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah and Idaho; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). The Parent and its subsidiary banks also own and operate certain nonbank subsidiaries that engage in financial services.

2.	CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This new guidance under ASU 310-40, Receivables – Troubled Debt Restructurings by Creditors, clarifies that a creditor should be considered to have physical possession of a residential real estate property collateralizing a residential mortgage loan and thus would reclassify the loan to other real estate owned when certain conditions are satisfied. The new amendments will require additional financial statement disclosures and may be applied on either a prospective or a modified retrospective basis, with early adoption permitted. For public companies, adoption is required for interim or annual periods beginning after December 15, 2014. Management is currently evaluating the impact this new guidance may have on its financial statement disclosures.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This new accounting guidance under ASC 323, Investments – Equity Method and Joint Ventures, revised the conditions that an entity must meet to elect to use the effective yield method when accounting for qualified affordable housing project investments. The final consensus of the EITF changed the method of amortizing a Low Income Housing Tax Credit (“LIHTC”) investment from the effective yield method to a proportional amortization method. The amortization would be proportional to the tax credits and tax benefits received but, under a practical expedient that would be available in certain circumstances, amortization could be proportional to only the tax credits. Reporting entities that invest in LIHTC investments through a limited liability entity could elect the proportional amortization method if certain conditions are met. The guidance would not extend to other types of tax

ZIONS BANCORPORATION AND SUBSIDIARIES

credit investments. The final consensus would be applied retrospectively with early adoption and other adjustments permitted. For public companies, adoption is required for interim or annual periods beginning after December 15, 2014. Management is currently evaluating the impact this new guidance may have on its financial statements.

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Three Months Ended March 31,
	2014	2013

Loans transferred to other real estate owned	$6,338	$23,442
Loans held for sale transferred to loans and leases	3,789	96
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	—	169
Subordinated debt converted to preferred stock	—	991

4.	CASH AND MONEY MARKET INVESTMENTS
Gross and net information for selected financial instruments in the balance sheet is as follows:

	March 31, 2014
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$379,947	$—	$379,947	$—	$—	$379,947
Derivatives (included in other assets)	57,683	—	57,683	(8,646)	760	49,797
	$437,630	$—	$437,630	$(8,646)	$760	$429,744
Liabilities:
Federal funds and other short-term borrowings	$279,837	$—	$279,837	$—	$—	$279,837
Derivatives (included in other liabilities)	62,589	—	62,589	(8,646)	(29,260)	24,683
	$342,426	$—	$342,426	$(8,646)	$(29,260)	$304,520

	December 31, 2013
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$282,248	$—	$282,248	$—	$—	$282,248
Derivatives (included in other assets)	65,683	—	65,683	(11,650)	2,210	56,243
	$347,931	$—	$347,931	$(11,650)	$2,210	$338,491
Liabilities:
Federal funds and other short-term borrowings	$340,348	$—	$340,348	$—	$—	$340,348
Derivatives (included in other liabilities)	68,397	—	68,397	(11,650)	(26,997)	29,750
	$408,745	$—	$408,745	$(11,650)	$(26,997)	$370,098

ZIONS BANCORPORATION AND SUBSIDIARIES

Security resell and repurchase agreements are offset, when applicable, in the balance sheet according to master netting agreements. Security repurchase agreements are included with “Federal funds and other short-term borrowings.” Derivative instruments may be offset under their master netting agreements; however, for accounting purposes, we present these items on a gross basis in the Company’s balance sheet. See Note 7 for further information regarding derivative instruments.

5.	INVESTMENT SECURITIES
Investment securities are summarized below. Note 10 discusses the process to estimate fair value for investment securities.

	March 31, 2014
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$567,935	$—	$—	$567,935	$14,429	$1,707	$580,657
Asset-backed securities:
Trust preferred securities – banks and insurance	79,351	—	41,107	38,244	17,603	1,225	54,622
Other debt securities	100	—	—	100	—	—	100
	647,386	—	41,107	606,279	32,032	2,932	635,379
Available-for-sale
U.S. Treasury securities	1,471	75	—	1,546			1,546
U.S. Government agencies and corporations:
Agency securities	561,153	2,595	5,997	557,751			557,751
Agency guaranteed mortgage-backed securities	301,020	10,662	844	310,838			310,838
Small Business Administration loan-backed securities	1,366,783	19,964	4,868	1,381,879			1,381,879
Municipal securities	150,897	1,213	704	151,406			151,406
Asset-backed securities:
Trust preferred securities – banks and insurance	934,353	13,578	188,520	759,411			759,411
Auction rate securities	6,508	87	35	6,560			6,560
Other	1,462	290	—	1,752			1,752
	3,323,647	48,464	200,968	3,171,143			3,171,143
Mutual funds and other	257,643	180	5,761	252,062			252,062
	3,581,290	48,644	206,729	3,423,205			3,423,205
Total	$4,228,676	$48,644	$247,836	$4,029,484			$4,058,584

[1]	Other comprehensive income

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
		Recognized in OCI			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$551,055	$—	$—	$551,055	$11,295	$4,616	$557,734
Asset-backed securities:
Trust preferred securities – banks and insurance	79,419	—	41,593	37,826	15,195	1,308	51,713
Other debt securities	100	—	—	100	—	—	100
	630,574	—	41,593	588,981	26,490	5,924	609,547
Available-for-sale
U.S. Treasury securities	1,442	104	—	1,546			1,546
U.S. Government agencies and corporations:
Agency securities	517,905	1,920	901	518,924			518,924
Agency guaranteed mortgage-backed securities	308,687	9,926	1,237	317,376			317,376
Small Business Administration loan-backed securities	1,202,901	21,129	2,771	1,221,259			1,221,259
Municipal securities	65,425	1,329	490	66,264			66,264
Asset-backed securities:
Trust preferred securities – banks and insurance	1,508,224	13,439	282,843	1,238,820			1,238,820
Trust preferred securities – real estate investment trusts	22,996	—	—	22,996			22,996
Auction rate securities	6,507	118	26	6,599			6,599
Other	27,540	359	—	27,899			27,899
	3,661,627	48,324	288,268	3,421,683			3,421,683
Mutual funds and other	287,603	21	7,421	280,203			280,203
	3,949,230	48,345	295,689	3,701,886			3,701,886
Total	$4,579,804	$48,345	$337,282	$4,290,867			$4,311,433

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of March 31, 2014 by expected maturity distribution for collateralized debt obligations (“CDOs”) and by contractual maturity for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$77,395	$56,283	$510,870	$497,041
Due after one year through five years	195,088	161,077	1,212,400	1,205,205
Due after five years through ten years	135,308	138,806	709,151	697,454
Due after ten years	239,595	279,213	891,226	771,443
	$647,386	$635,379	$3,323,647	$3,171,143

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	March 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1,414	$43,060	$293	$5,721	$1,707	$48,781
Asset-backed securities:
Trust preferred securities – banks and insurance	56	71	42,276	54,551	42,332	54,622
	1,470	43,131	42,569	60,272	44,039	103,403
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	5,936	326,547	61	5,803	5,997	332,350
Agency guaranteed mortgage-backed securities	792	48,560	52	3,054	844	51,614
Small Business Administration loan-backed securities	3,537	347,883	1,331	37,832	4,868	385,715
Municipal securities	57	7,127	647	2,824	704	9,951
Asset-backed securities:
Trust preferred securities – banks and insurance	1,280	52,845	187,240	624,501	188,520	677,346
Auction rate securities	11	1,603	24	889	35	2,492
	11,613	784,565	189,355	674,903	200,968	1,459,468
Mutual funds and other	—	—	5,761	124,331	5,761	124,331
	11,613	784,565	195,116	799,234	206,729	1,583,799
Total	$13,083	$827,696	$237,685	$859,506	$250,768	$1,687,202

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$4,025	$70,400	$591	$9,103	$4,616	$79,503
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	42,901	51,319	42,901	51,319
	4,025	70,400	43,492	60,422	47,517	130,822
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	828	47,862	73	5,874	901	53,736
Agency guaranteed mortgage-backed securities	1,231	64,533	6	935	1,237	65,468
Small Business Administration loan-backed securities	1,709	187,680	1,062	39,256	2,771	226,936
Municipal securities	73	8,834	417	3,179	490	12,013
Asset-backed securities:
Trust preferred securities – banks and insurance	2,539	51,911	280,304	847,990	282,843	899,901
Auction rate securities	5	1,609	21	892	26	2,501
	6,385	362,429	281,883	898,126	288,268	1,260,555
Mutual funds and other	943	24,057	6,478	103,614	7,421	127,671
	7,328	386,486	288,361	1,001,740	295,689	1,388,226
Total	$11,353	$456,886	$331,853	$1,062,162	$343,206	$1,519,048
At March 31, 2014 and December 31, 2013, respectively, 126 and 157 held-to-maturity (“HTM”) and 334 and 317 available -for-sale (“AFS”) investment securities were in an unrealized loss position.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Effect of Volcker Rule and Interim Final Rule
On December 10, 2013, the final Volcker Rule (“VR”) was published pursuant to the Dodd-Frank Act. The VR significantly restricted certain activities by covered bank holding companies, including restrictions on certain types of securities, proprietary trading, and private equity investing. On January 14, 2014, the VR’s application to certain CDO securities was revised by an Interim Final Rule (“IFR”) related primarily to bank trust preferred CDO securities.

Certain of the Company’s CDO securities backed primarily by insurance trust preferred securities, real estate investment trust (“REIT”) securities, and asset-backed securities (“ABS”) became disallowed to be held effective July 21, 2015 under the VR and the IFR. This regulatory change resulted in the Company no longer being able to hold these securities to maturity. Further, to reduce the risk profile of the portfolio, we determined as of December 31, 2013, an intent to sell certain disallowed as well as other allowed CDO securities.

During the first quarter of 2014, we recorded a total of $993 million par amount of sales and paydowns of CDO securities. Total sales proceeds were $607 million and, together with approximately $5 million of gains on paydowns, resulted in net gains of $31 million. Sales made reflected price improvement during the first quarter of 2014.

The sales included those announced on February 12, 2014 of $631 million par amount of CDO securities resulting in pretax gains of $65 million. These securities had been identified for sale as of December 31, 2013 and their amortized cost was adjusted to fair value as of that date.

Late in the first quarter, we sold an additional $301 million par amount of primarily insurance CDOs. These sales resulted in net realized pretax losses of $39 million. Unrealized losses on these securities were approximately $65 million at December 31, 2013. Their amortized cost was not adjusted to fair value at December 31, 2013 because the Company did not, at that date, intend to sell these securities.

OTTI Conclusions
Our 2013 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation for the security type that has significant gross unrealized losses at March 31, 2014:

OTTI – Asset-Backed Securities
Trust preferred securities – banks and insurance – These CDO securities are interests in variable rate pools of trust preferred securities issued by trusts related to bank holding companies and insurance companies (“collateral issuers”). They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”), which are rating agencies registered with the Securities and Exchange Commission (“SEC”). The more junior securities were purchased generally at par, while the senior securities were purchased from Lockhart Funding LLC (“Lockhart”), a previously consolidated qualifying special-purpose entity securities conduit, at their carrying values (generally par) and then adjusted to their lower fair values. The primary drivers that have given rise to the unrealized losses on CDOs with bank and insurance collateral are listed below:

1)
Market yield requirements for bank CDO securities remain elevated. The financial crisis and economic downturn resulted in significant utilization of both the unique five-year deferral option, which each collateral issuer maintains during the life of the CDO, and the payment in kind (“PIK”) feature described subsequently. The resulting increase in the rate of return demanded by the market for trust preferred CDOs remains substantially higher than the contractual interest rates. CDO tranches backed by bank trust preferred securities continue to be characterized by uncertainty surrounding collateral behavior, specifically including, but not limited to, prepayments; the future number, size and timing of bank failures; holding company bankruptcies; and allowed deferrals and subsequent resumption of payment or default due to nonpayment of contractual interest.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

A second structural feature that is difficult to model is the PIK feature, which provides that upon reaching certain levels of collateral default or deferral, certain junior CDO tranches will not receive current interest but will instead have the interest amount that is unpaid capitalized or deferred. The delay in payment caused by PIKing results in lower security fair values even if PIKing is projected to be fully cured.

3)
The ratings from one NRSRO remain below-investment-grade for even some of the most senior tranches that originally were rated AAA or the equivalent. Ratings on a number of CDO tranches vary significantly among rating agencies. The presence of a below-investment-grade rating by even a single rating agency will severely limit the pool of buyers, which causes greater illiquidity and therefore most likely a higher implicit discount rate/lower price with regard to that CDO tranche.

Our ongoing review of these securities determined that OTTI should be recorded for the three months ended March 31, 2014.

The following is a tabular rollforward of the total amount of credit-related OTTI:

(In thousands)	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	HTM	AFS	Total	HTM	AFS	Total
Balance of credit-related OTTI at beginning of period	$(9,052)	$(176,833)	$(185,885)	$(13,549)	$(394,494)	$(408,043)
Additions recognized in earnings during the period:
Credit-related OTTI on securities not previously impaired	—	—	—	(403)	—	(403)
Additional credit-related OTTI on securities previously impaired	(27)	—	(27)	—	(9,714)	(9,714)
Subtotal of amounts recognized in earnings	(27)	—	(27)	(403)	(9,714)	(10,117)
Reductions for securities sold or paid off during the period	—	12,919	12,919	—	—	—
Balance of credit-related OTTI at end of period	$(9,079)	$(163,914)	$(172,993)	$(13,952)	$(404,208)	$(418,160)

To determine the credit component of OTTI for all security types, we utilize projected cash flows. These cash flows are credit adjusted using, among other things, assumptions for default probability and loss severity. Certain other unobservable inputs such as prepayment rate assumptions are also utilized. In addition, certain internal and external models may be utilized. See Note 10 for further discussion. To determine the credit-related portion of OTTI in accordance with applicable accounting guidance, we use the security specific effective interest rate when estimating the present value of cash flows.

For those securities with credit-related OTTI recognized in the statement of income, the amounts of pretax noncredit-related OTTI recognized in OCI were as follows:

(In thousands)	Three Months Ended March 31,
	2014	2013

HTM	$—	$16,114
AFS	—	5,262
	$—	$21,376

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended
	March 31, 2014		March 31, 2013
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$—	$27	$24	$403
Available-for-sale	72,561	41,647	3,276	9,715
Other noninterest-bearing investments:
Nonmarketable equity securities	912	—	2,857	25
	73,473	41,674	6,157	10,143
Net gains (losses)		$31,799		$(3,986)

Statement of income information:
Net impairment losses on investment securities		$(27)		$(10,117)
Equity securities gains, net		912		2,832
Fixed income securities gains, net		30,914		3,299
Net gains (losses)		$31,799		$(3,986)

Interest income by security type was as follows:

	Three Months Ended
	March 31, 2014			March 31, 2013
(In thousands)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Investment securities:
Held-to-maturity	$3,828	$2,836	$6,664	$5,073	$2,901	$7,974
Available-for-sale	20,424	524	20,948	17,173	539	17,712
Trading	482	—	482	190	—	190
	$24,734	$3,360	$28,094	$22,436	$3,440	$25,876

Securities with a carrying value of $1.5 billion at March 31, 2014 and December 31, 2013 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	March 31, 2014	December 31, 2013

Loans held for sale	$126,344	$171,328
Commercial:
Commercial and industrial	$12,511,630	$12,481,083
Leasing	389,576	387,929
Owner occupied	7,347,813	7,437,195
Municipal	482,074	449,418
Total commercial	20,731,093	20,755,625
Commercial real estate:
Construction and land development	2,263,920	2,182,821
Term	8,080,348	8,005,837
Total commercial real estate	10,344,268	10,188,658
Consumer:
Home equity credit line	2,165,285	2,133,120
1-4 family residential	4,795,484	4,736,665
Construction and other consumer real estate	330,215	324,922
Bankcard and other revolving plans	360,389	356,240
Other	186,089	197,864
Total consumer	7,837,462	7,748,811
FDIC-supported loans	285,313	350,271
Total loans	$39,198,136	$39,043,365
Loan balances are presented net of unearned income and fees, which amounted to $144.5 million at March 31, 2014 and $141.7 million at December 31, 2013.

Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $44.1 million at March 31, 2014 and $47.2 million at December 31, 2013.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $589.1 million at March 31, 2014 and $561.3 million at December 31, 2013.

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
Loans with a carrying value of approximately $23.5 billion at March 31, 2014 and $23.0 billion at December 31, 2013 have been pledged at the Federal Reserve and various Federal Home Loan Banks (“FHLB”) as collateral for current and potential borrowings.
We sold loans totaling $337.6 million and $447.6 million for the three months ended March 31, 2014, and 2013, respectively, that were classified as loans held for sale. Loans classified as loans held for sale primarily consist of

ZIONS BANCORPORATION AND SUBSIDIARIES

conforming residential mortgages. Amounts added to loans held for sale during these periods were $295.5 million and $358.9 million, respectively. Income from loans sold, excluding servicing, for these same periods was $3.5 million and $8.5 million.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Reserve for Unfunded Lending Commitments
We also estimate a reserve for potential losses associated with off-balance sheet commitments, including standby letters of credit. We determine the RULC using the same procedures and methodologies that we use for the ALLL. The loss factors used in the RULC are the same as the loss factors used in the ALLL, and the qualitative adjustments used in the RULC are the same as the qualitative adjustments used in the ALLL. We adjust the Company’s unfunded lending commitments that are not unconditionally cancelable to an outstanding amount equivalent using credit conversion factors, and we apply the loss factors to the outstanding equivalents.

Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended March 31, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$465,145	$213,363	$60,865	$6,918	$746,291
Additions:
Provision for loan losses	11,682	(1,567)	(8,868)	(1,857)	(610)
Adjustment for FDIC-supported loans	—	—	—	(817)	(817)
Deductions:
Gross loan and lease charge-offs	(9,124)	(7,854)	(3,114)	(703)	(20,795)
Recoveries	6,845	2,604	2,197	1,238	12,884
Net loan and lease charge-offs	(2,279)	(5,250)	(917)	535	(7,911)
Balance at end of period	$474,548	$206,546	$51,080	$4,779	$736,953

Reserve for unfunded lending commitments:
Balance at beginning of period	$48,345	$37,485	$3,875	$—	$89,705
Provision charged (credited) to earnings	1,525	(2,212)	(325)	—	(1,012)
Balance at end of period	$49,870	$35,273	$3,550	$—	$88,693

Total allowance for credit losses at end of period:
Allowance for loan losses	$474,548	$206,546	$51,080	$4,779	$736,953
Reserve for unfunded lending commitments	49,870	35,273	3,550	—	88,693
Total allowance for credit losses	$524,418	$241,819	$54,630	$4,779	$825,646

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported [1]	Total
Allowance for loan losses:
Balance at beginning of period	$510,908	$276,976	$95,656	$12,547	$896,087
Additions:
Provision for loan losses	(3,229)	(18,628)	(5,020)	(2,158)	(29,035)
Adjustment for FDIC-supported loans	—	—	—	(7,429)	(7,429)
Deductions:
Gross loan and lease charge-offs	(18,100)	(7,224)	(9,937)	(206)	(35,467)
Recoveries	7,351	5,297	3,923	1,054	17,625
Net loan and lease charge-offs	(10,749)	(1,927)	(6,014)	848	(17,842)
Balance at end of period	$496,930	$256,421	$84,622	$3,808	$841,781

Reserve for unfunded lending commitments:
Balance at beginning of period	$67,374	$37,852	$1,583	$—	$106,809
Provision charged (credited) to earnings	(1,742)	(4,612)	—	—	(6,354)
Balance at end of period	$65,632	$33,240	$1,583	$—	$100,455

Total allowance for credit losses at end of period:
Allowance for loan losses	$496,930	$256,421	$84,622	$3,808	$841,781
Reserve for unfunded lending commitments	65,632	33,240	1,583	—	100,455
Total allowance for credit losses	$562,562	$289,661	$86,205	$3,808	$942,236
1 The Purchased Loans section following contains further discussion related to FDIC-supported loans.
The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	March 31, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$41,739	$7,409	$10,137	$—	$59,285
Collectively evaluated for impairment	432,809	199,137	40,943	528	673,417
Purchased loans with evidence of credit deterioration	—	—	—	4,251	4,251
Total	$474,548	$206,546	$51,080	$4,779	$736,953

Outstanding loan balances:
Individually evaluated for impairment	$329,389	$240,384	$100,680	$1,218	$671,671
Collectively evaluated for impairment	20,401,704	10,103,884	7,736,782	35,128	38,277,498
Purchased loans with evidence of credit deterioration	—	—	—	248,967	248,967
Total	$20,731,093	$10,344,268	$7,837,462	$285,313	$39,198,136

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported	Total
Allowance for loan losses:
Individually evaluated for impairment	$39,288	$12,510	$10,701	$—	$62,499
Collectively evaluated for impairment	425,857	200,853	50,164	392	677,266
Purchased loans with evidence of credit deterioration	—	—	—	6,526	6,526
Total	$465,145	$213,363	$60,865	$6,918	$746,291

Outstanding loan balances:
Individually evaluated for impairment	$315,604	$262,907	$101,545	$1,224	$681,280
Collectively evaluated for impairment	20,440,021	9,925,751	7,647,266	37,963	38,051,001
Purchased loans with evidence of credit deterioration	—	—	—	311,084	311,084
Total	$20,755,625	$10,188,658	$7,748,811	$350,271	$39,043,365
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonaccrual loans are summarized as follows:

(In thousands)	March 31, 2014	December 31, 2013

Commercial:
Commercial and industrial	$108,618	$97,960
Leasing	684	757
Owner occupied	127,140	136,281
Municipal	9,947	9,986
Total commercial	246,389	244,984
Commercial real estate:
Construction and land development	29,061	29,205
Term	59,202	60,380
Total commercial real estate	88,263	89,585
Consumer:
Home equity credit line	9,624	8,969
1-4 family residential	48,023	53,002
Construction and other consumer real estate	3,424	3,510
Bankcard and other revolving plans	882	1,365
Other	944	804
Total consumer loans	62,897	67,650
FDIC-supported loans	4,117	4,394
Total	$401,666	$406,613
Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2014
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$12,403,866	$53,684	$54,080	$107,764	$12,511,630	$826	$45,137
Leasing	389,201	181	194	375	389,576	—	490
Owner occupied	7,262,832	44,218	40,763	84,981	7,347,813	130	71,445
Municipal	473,263	—	8,811	8,811	482,074	—	1,136
Total commercial	20,529,162	98,083	103,848	201,931	20,731,093	956	118,208
Commercial real estate:
Construction and land development	2,246,891	5,518	11,511	17,029	2,263,920	—	16,934
Term	8,023,737	31,597	25,014	56,611	8,080,348	3,992	21,690
Total commercial real estate	10,270,628	37,115	36,525	73,640	10,344,268	3,992	38,624
Consumer:
Home equity credit line	2,151,938	6,305	7,042	13,347	2,165,285	—	2,145
1-4 family residential	4,765,571	11,351	18,562	29,913	4,795,484	702	25,889
Construction and other consumer real estate	326,297	3,035	883	3,918	330,215	—	2,100
Bankcard and other revolving plans	357,596	1,722	1,071	2,793	360,389	1,008	739
Other	184,687	625	777	1,402	186,089	3	127
Total consumer loans	7,786,089	23,038	28,335	51,373	7,837,462	1,713	31,000
FDIC-supported loans	247,399	4,390	33,524	37,914	285,313	31,530	1,572
Total	$38,833,278	$162,626	$202,232	$364,858	$39,198,136	$38,191	$189,404

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$12,387,546	$48,811	$44,726	$93,537	$12,481,083	$1,855	$52,412
Leasing	387,526	173	230	403	387,929	36	563
Owner occupied	7,357,618	36,718	42,859	79,577	7,437,195	744	82,072
Municipal	440,608	3,307	5,503	8,810	449,418	—	1,176
Total commercial	20,573,298	89,009	93,318	182,327	20,755,625	2,635	136,223
Commercial real estate:
Construction and land development	2,162,018	8,967	11,836	20,803	2,182,821	23	17,311
Term	7,971,327	15,362	19,148	34,510	8,005,837	5,580	42,624
Total commercial real estate	10,133,345	24,329	30,984	55,313	10,188,658	5,603	59,935
Consumer:
Home equity credit line	2,122,549	8,001	2,570	10,571	2,133,120	98	2,868
1-4 family residential	4,704,852	8,526	23,287	31,813	4,736,665	667	27,592
Construction and other consumer real estate	322,807	1,038	1,077	2,115	324,922	—	2,232
Bankcard and other revolving plans	353,060	2,093	1,087	3,180	356,240	900	1,105
Other	196,327	827	710	1,537	197,864	54	125
Total consumer loans	7,699,595	20,485	28,731	49,216	7,748,811	1,719	33,922
FDIC-supported loans	305,709	12,026	32,536	44,562	350,271	30,391	1,975
Total	$38,711,947	$145,849	$185,569	$331,418	$39,043,365	$40,348	$232,055
1 Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

Credit Quality Indicators
In addition to the past due and nonaccrual criteria, we also analyze loans using loan risk grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades assigned to loans follow our definitions of Pass, Special Mention, Substandard, and Doubtful, which are consistent with published definitions of regulatory risk classifications.

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

We generally assign internal risk grades to commercial and CRE loans with commitments equal to or greater than $750,000 based on financial and statistical models, individual credit analysis, and loan officer judgment. For these

ZIONS BANCORPORATION AND SUBSIDIARIES

larger loans, we assign one of multiple grades within the Pass classification or one of the following four grades: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged off. We confirm our internal risk grades quarterly, or as soon as we identify information that affects the credit risk of the loan.

For consumer loans or certain small commercial loans with commitments equal to or less than $750,000, we generally assign internal risk grades similar to those described previously based on automated rules that depend on refreshed credit scores, payment performance, and other risk indicators. These are generally assigned either a Pass or Substandard grade and are reviewed as we identify information that might warrant a grade change.

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2014
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$11,722,928	$340,409	$436,572	$11,721	$12,511,630
Leasing	383,454	992	5,130	—	389,576
Owner occupied	6,762,002	167,655	417,828	328	7,347,813
Municipal	472,127	—	9,947	—	482,074
Total commercial	19,340,511	509,056	869,477	12,049	20,731,093	$474,548
Commercial real estate:
Construction and land development	2,192,237	14,181	57,502	—	2,263,920
Term	7,675,747	149,016	253,739	1,846	8,080,348
Total commercial real estate	9,867,984	163,197	311,241	1,846	10,344,268	206,546
Consumer:
Home equity credit line	2,140,762	—	24,523	—	2,165,285
1-4 family residential	4,732,423	—	63,061	—	4,795,484
Construction and other consumer real estate	321,328	—	8,887	—	330,215
Bankcard and other revolving plans	358,045	—	2,344	—	360,389
Other	184,863	—	1,226	—	186,089
Total consumer loans	7,737,421	—	100,041	—	7,837,462	51,080
FDIC-supported loans	181,100	19,366	84,847	—	285,313	4,779
Total	$37,127,016	$691,619	$1,365,606	$13,895	$39,198,136	$736,953

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$11,807,825	$303,598	$360,391	$9,269	$12,481,083
Leasing	380,268	2,050	5,611	—	387,929
Owner occupied	6,827,464	184,328	425,403	—	7,437,195
Municipal	439,432	—	9,986	—	449,418
Total commercial	19,454,989	489,976	801,391	9,269	20,755,625	$465,145
Commercial real estate:
Construction and land development	2,107,828	15,010	59,983	—	2,182,821
Term	7,569,472	172,856	263,509	—	8,005,837
Total commercial real estate	9,677,300	187,866	323,492	—	10,188,658	213,363
Consumer:
Home equity credit line	2,111,475	—	21,645	—	2,133,120
1-4 family residential	4,668,841	—	67,824	—	4,736,665
Construction and other consumer real estate	313,881	—	11,041	—	324,922
Bankcard and other revolving plans	353,618	—	2,622	—	356,240
Other	196,770	—	1,094	—	197,864
Total consumer loans	7,644,585	—	104,226	—	7,748,811	60,865
FDIC-supported loans	232,893	22,532	94,846	—	350,271	6,918
Total	$37,009,767	$700,374	$1,323,955	$9,269	$39,043,365	$746,291

Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. For our non-purchased credit impaired loans, if a nonaccrual loan has a balance greater than $1 million or if a loan is a troubled debt restructuring (“TDR”), including TDRs that subsequently default, we individually evaluate the loan for impairment and estimate a specific reserve for the loan for all portfolio segments under applicable accounting guidance. Smaller nonaccrual loans are pooled for ALLL estimation purposes. PCI loans in our FDIC-supported portfolio segment are included in impaired loans and are accounted for under separate accounting guidance. See subsequent discussion under Purchased Loans.

When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three months ended March 31, 2014 and 2013 was not significant.

Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three months ended March 31, 2014 and 2013:

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2014
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$201,765	$36,155	$140,988	$177,143	$31,319
Owner occupied	146,504	59,435	71,281	130,716	8,487
Total commercial	348,269	95,590	212,269	307,859	39,806
Commercial real estate:
Construction and land development	70,088	28,680	30,460	59,140	2,865
Term	175,713	70,196	62,043	132,239	3,634
Total commercial real estate	245,801	98,876	92,503	191,379	6,499
Consumer:
Home equity credit line	18,145	13,095	2,177	15,272	67
1-4 family residential	94,639	39,589	39,841	79,430	9,790
Construction and other consumer real estate	4,241	2,341	986	3,327	179
Other	630	630	—	630	—
Total consumer loans	117,655	55,655	43,004	98,659	10,036
FDIC-supported loans	321,798	91,487	158,698	250,185	4,251
Total	$1,033,523	$341,608	$506,474	$848,082	$60,592

	December 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$178,281	$30,092	$126,692	$156,784	$23,687
Owner occupied	151,499	50,361	88,584	138,945	13,900
Total commercial	329,780	80,453	215,276	295,729	37,587
Commercial real estate:
Construction and land development	85,440	19,206	50,744	69,950	3,483
Term	171,826	34,258	112,330	146,588	7,981
Total commercial real estate	257,266	53,464	163,074	216,538	11,464
Consumer:
Home equity credit line	17,547	12,568	2,200	14,768	178
1-4 family residential	95,613	38,775	42,132	80,907	10,276
Construction and other consumer real estate	4,713	2,643	933	3,576	175
Bankcard and other revolving plans	726	726	—	726	—
Other	—	—	—	—	—
Total consumer loans	118,599	54,712	45,265	99,977	10,629
FDIC-supported loans	404,308	83,917	228,392	312,309	6,526
Total	$1,109,953	$272,546	$652,007	$924,553	$66,206

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$175,155	$1,024		$177,745	$856
Owner occupied	137,175	752		182,825	806
Total commercial	312,330	1,776		360,570	1,662
Commercial real estate:
Construction and land development	62,548	552		147,225	664
Term	149,425	1,294		289,103	1,836
Total commercial real estate	211,973	1,846		436,328	2,500
Consumer:
Home equity credit line	14,952	135		11,455	59
1-4 family residential	80,154	448		99,191	382
Construction and other consumer real estate	3,332	35		6,122	46
Other	704	—		1,816	—
Total consumer loans	99,142	618		118,584	487
FDIC-supported loans	283,782	22,305	[1]	447,841	25,153	[1]
Total	$907,227	$26,545		$1,363,323	$29,802
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	March 31, 2014
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$640	$8,738	$21	$3,553	$4,214	$64,547	$81,713
Owner occupied	22,484	1,072	980	1,282	9,573	21,437	56,828
Total commercial	23,124	9,810	1,001	4,835	13,787	85,984	138,541
Commercial real estate:
Construction and land development	—	8,003	—	1,077	562	23,328	32,970
Term	8,603	8,980	188	3,695	4,151	59,215	84,832
Total commercial real estate	8,603	16,983	188	4,772	4,713	82,543	117,802
Consumer:
Home equity credit line	742	34	10,158	—	164	426	11,524
1-4 family residential	2,608	55	6,966	638	1,437	37,323	49,027
Construction and other consumer real estate	123	326	49	—	—	1,494	1,992
Total consumer loans	3,473	415	17,173	638	1,601	39,243	62,543
Total accruing	35,200	27,208	18,362	10,245	20,101	207,770	318,886
Nonaccruing
Commercial:
Commercial and industrial	1,881	6,412	—	412	409	18,800	27,914
Owner occupied	2,678	1,184	1,037	1,558	6,917	16,599	29,973
Total commercial	4,559	7,596	1,037	1,970	7,326	35,399	57,887
Commercial real estate:
Construction and land development	11,555	1,075	—	—	1,645	11,895	26,170
Term	2,311	84	—	1,867	392	15,577	20,231
Total commercial real estate	13,866	1,159	—	1,867	2,037	27,472	46,401
Consumer:
Home equity credit line	—	—	793	—	217	69	1,079
1-4 family residential	4,249	48	1,784	—	3,257	14,581	23,919
Construction and other consumer real estate	4	1,105	—	—	—	139	1,248
Bankcard and other revolving plans	—	—	—	—	—	—	—
Total consumer loans	4,253	1,153	2,577	—	3,474	14,789	26,246
Total nonaccruing	22,678	9,908	3,614	3,837	12,837	77,660	130,534
Total	$57,878	$37,116	$21,976	$14,082	$32,938	$285,430	$449,420

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1,143	$9,848	$11,491	$3,217	$4,308	$53,117	$83,124
Owner occupied	22,841	1,482	987	1,291	9,659	23,576	59,836
Total commercial	23,984	11,330	12,478	4,508	13,967	76,693	142,960
Commercial real estate:
Construction and land development	1,067	8,231	—	1,063	4,119	28,295	42,775
Term	7,542	9,241	190	3,783	14,932	61,024	96,712
Total commercial real estate	8,609	17,472	190	4,846	19,051	89,319	139,487
Consumer:
Home equity credit line	743	—	9,438	—	323	332	10,836
1-4 family residential	2,628	997	6,814	643	3,083	35,869	50,034
Construction and other consumer real estate	128	329	11	—	—	1,514	1,982
Total consumer loans	3,499	1,326	16,263	643	3,406	37,715	62,852
Total accruing	36,092	30,128	28,931	9,997	36,424	203,727	345,299
Nonaccruing
Commercial:
Commercial and industrial	2,028	6,989	—	473	8,948	10,395	28,833
Owner occupied	3,020	1,489	1,043	1,593	10,482	14,927	32,554
Total commercial	5,048	8,478	1,043	2,066	19,430	25,322	61,387
Commercial real estate:
Construction and land development	11,699	1,555	—	—	5,303	8,617	27,174
Term	2,126	—	—	1,943	315	14,861	19,245
Total commercial real estate	13,825	1,555	—	1,943	5,618	23,478	46,419
Consumer:
Home equity credit line	—	—	1,036	—	221	—	1,257
1-4 family residential	4,315	1,396	1,606	—	3,901	14,109	25,327
Construction and other consumer real estate	4	1,260	—	—	—	229	1,493
Bankcard and other revolving plans	—	252	—	—	—	—	252
Total consumer loans	4,319	2,908	2,642	—	4,122	14,338	28,329
Total nonaccruing	23,192	12,941	3,685	4,009	29,170	63,138	136,135
Total	$59,284	$43,069	$32,616	$14,006	$65,594	$266,865	$481,434
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.
Unused commitments to extend credit on TDRs amounted to approximately $3.8 million at March 31, 2014 and $5.6 million at December 31, 2013.

ZIONS BANCORPORATION AND SUBSIDIARIES

The total recorded investment of all TDRs in which interest rates were modified below market was $186.2 million at March 31, 2014 and $172.6 million at December 31, 2013. These loans are included in the previous table in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In thousands)	Three Months Ended March 31,
	2014	2013
Commercial:
Commercial and industrial	$212	$(181)
Owner occupied	(1,709)	(1,060)
Total commercial	(1,497)	(1,241)
Commercial real estate:
Construction and land development	(666)	(416)
Term	(1,778)	(2,659)
Total commercial real estate	(2,444)	(3,075)
Consumer:
Home equity credit line	(24)	(39)
1-4 family residential	(3,601)	(3,860)
Construction and other consumer real estate	(105)	(109)
Total consumer loans	(3,730)	(4,008)
Total decrease to interest income[1]	$(7,671)	$(8,324)
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period-end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$—	$—	$—	$25	$25
Owner occupied	—	—	—	—	135	135
Total commercial	—	—	—	—	160	160
Commercial real estate:
Term	—	84	84	—	1,071	1,071
Total commercial real estate	—	84	84	—	1,071	1,071
Consumer:
Home equity credit line	—	217	217	—	85	85
Construction and other consumer real estate	—	26	26	—	—	—
Total consumer loans	—	243	243	—	85	85
Total	$—	$327	$327	$—	$1,316	$1,316
Note: Total loans modified as TDRs during the 12 months previous to March 31, 2014 and 2013 were $142.4 million and $181.5 million, respectively.

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

Purchased Loans
Background and Accounting
We purchase loans in the ordinary course of business and account for them and the related interest income based on their performing status at the time of acquisition. PCI loans have evidence of credit deterioration at the time of acquisition and it is probable that not all contractual payments will be collected. Interest income for PCI loans is accounted for on an expected cash flow basis. Certain other loans acquired by the Company that are not credit-impaired include loans with revolving privileges and are excluded from the PCI tabular disclosures following. Interest income for these loans is accounted for on a contractual cash flow basis. Upon acquisition, in accordance with applicable accounting guidance, the acquired loans were recorded at their fair value without a corresponding ALLL. Certain acquired loans with similar characteristics such as risk exposure, type, size, etc., are grouped and accounted for in loan pools.

During 2009, CB&T and NSB acquired failed banks from the FDIC as receiver and entered into loss sharing agreements with the FDIC for the acquired loans and foreclosed assets. In general, the FDIC assumed 80% of credit losses up to a specified threshold and 95% above that threshold. The five-year agreements for commercial loans, which comprised the major portion of the covered portfolio, expire in 2014 through September 30. The ten-year agreements for single family residential loans, which are a small portion of the covered portfolio, will expire in 2019. Due to their declining balances, the “FDIC-supported loans” are included with “Loans and leases” in the Company’s balance sheet. However, they continue to be shown separately in this footnote and in other disclosures, and include both PCI and certain other acquired loans.

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	March 31, 2014	December 31, 2013

Commercial	$130,834	$150,191
Commercial real estate	173,714	233,720
Consumer	23,724	28,608
Outstanding balance	$328,272	$412,519

Carrying amount	$249,563	$311,797
ALLL	4,203	6,478
Carrying amount, net	$245,360	$305,319
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were not significant at March 31, 2014 and December 31, 2013.

Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended March 31,
	2014	2013

Balance at beginning of period	$77,528	$134,461
Accretion	(22,307)	(25,266)
Reclassification from nonaccretable difference	8,920	14,872
Disposals and other	1,624	2,292
Balance at end of period	$65,765	$126,359
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

ALLL Determination
For all acquired loans, the ALLL is only established for credit deterioration subsequent to the date of acquisition and represents our estimate of the inherent losses in excess of the book value of acquired loans. The ALLL for acquired loans is determined without giving consideration to the amounts recoverable from the FDIC through loss sharing agreements. These amounts recoverable were separately accounted for in the FDIC indemnification asset (“IA”) and are thus presented “gross” in the balance sheet. The FDIC IA is included in other assets in the balance sheet and is discussed subsequently. The ALLL for acquired loans is included in the overall ALLL in the balance sheet. The provision for loan losses is reported net of changes in the amounts recoverable under the loss sharing agreements.

During the three months ended March 31, 2014, and 2013, we adjusted the ALLL for acquired loans by recording a negative provision for loan losses of $(2.7) million and $(9.6) million, respectively. The negative provision is net of the ALLL reversals discussed subsequently. As separately discussed and in accordance with the loss sharing agreements, portions of the provision reductions result in a corresponding decrease of the FDIC IA. For the three months ended March 31, 2014, and 2013, these adjustments resulted in net recoveries of $1.2 million and $0.9 million, respectively.

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

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three months ended March 31, total reversals to the ALLL were $2.9 million

ZIONS BANCORPORATION AND SUBSIDIARIES

in 2014 and $9.7 million in 2013, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Any related decrease to the FDIC IA is recorded through a charge to other noninterest expense. Changes that increase cash flows have been due primarily to (1) the enhanced economic status of borrowers compared to original evaluations, (2) improvements in the Southern California market where the majority of these loans were originated, and (3) efforts by our credit officers and loan workout professionals to resolve problem loans.

For the three months ended March 31, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $18.5 million in 2014 and $19.0 million in 2013, respectively, of additional interest income; and $16.0 million in 2014 and $20.3 million in 2013, respectively, of additional other noninterest expense due to the reduction of the FDIC IA.

FDIC Indemnification Asset
The balance of the FDIC IA was 13.2 million at March 31, 2014 and 26.4 million at December 31, 2013. In accordance with applicable accounting guidance, the balance will reduce to a de minimus level by September 30, 2014 when the final commercial loan loss sharing agreement expires. The remaining amount of the FDIC IA will relate to the residential loan loss sharing agreements and to in-process amounts with the FDIC.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We record all derivatives on the balance sheet at fair value. Note 10 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

instruments have occurred as a result of counterparty nonperformance. Nevertheless, the related credit risk is considered and measured when and where appropriate.

Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At March 31, 2014, the fair value of our derivative liabilities was $62.6 million, for which we were required to pledge cash collateral of approximately $38.5 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at March 31, 2014, the additional amount of collateral we could be required to pledge is approximately $1.4 million. Since July 2013, as required by the Dodd-Frank Act, all new eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

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

Selected information with respect to notional amounts and recorded gross fair values at March 31, 2014 and December 31, 2013, and the related gain (loss) of derivative instruments for the three months ended March 31, 2014 and 2013 is summarized as follows:

	March 31, 2014			December 31, 2013
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges:
Interest rate swaps	$150,000	$298	$492	$100,000	$202	$583
Total derivatives designated as hedging instruments	150,000	298	492	100,000	202	583
Derivatives not designated as hedging instruments
Interest rate swaps	60,967	332	286	65,850	420	421
Interest rate swaps for customers [2]	2,900,444	50,644	51,000	2,902,776	55,447	54,688
Foreign exchange	434,058	6,409	5,412	751,066	9,614	8,643
Total return swap	1,159,686	—	5,399	1,159,686	—	4,062
Total derivatives not designated as hedging instruments	4,555,155	57,385	62,097	4,879,378	65,481	67,814
Total derivatives	$4,705,155	$57,683	$62,589	$4,979,378	$65,683	$68,397

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$538	$351	$—		$(4)	$1,605	$—
	538	351	—		(4)	1,605	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$718				$766
Total derivatives designated as hedging instruments	538	351	—	718	(4)	1,605	—	766
Derivatives not designated as hedging instruments
Interest rate swaps			6				(67)
Interest rate swaps for customers [2]			(549)				1,458
Futures contracts			—				1
Foreign exchange			1,711				2,754
Total return swap			(7,427)				(5,558)
Total derivatives not designated as hedging instruments			(6,259)				(1,412)
Total derivatives	$538	$351	$(6,259)	$718	$(4)	$1,605	$(1,412)	$766
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).

[2]	Amounts include both the customer swaps and the offsetting derivative contracts.
3 Amounts for the three months ended March 31 2014 and 2013 of $0.4 million and $1.6 million, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 8.

At March 31, the fair values of derivative assets and liabilities were reduced (increased) by net credit valuation adjustments of $1.6 million and $1.2 million in 2014, and $3.0 million and $(0.1) million in 2013, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

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

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following March 31, 2014, we estimate that an additional $1.3 million will be reclassified.

ZIONS BANCORPORATION AND SUBSIDIARIES

Total Return Swap
Since July 28, 2010, we had a total return swap and related interest rate swaps (“TRS”) with Deutsche Bank AG (“DB”) relating to a portfolio of $1.16 billion par amount of our bank and insurance trust preferred CDOs. As a result of the TRS, DB had assumed all of the credit risk of this CDO portfolio, providing timely payment of all scheduled payments of interest and principal when contractually due to the Company (without regard to acceleration or deferral events). The transaction reduced regulatory risk-weighted assets and improved the Company’s risk-based capital ratios.

The fair value of the TRS derivative liability was $5.4 million at March 31, 2014 and $4.1 million at December 31, 2013.

Effective April 28, 2014, we canceled the TRS and will recognize approximately $0.5 million of TRS expenses during the second quarter of 2014 beyond that already accrued. At March 31, 2014, the par amount of the portfolio covered by the TRS was $545 million, or less than half of the original balance. This significant decrease was due to intervening CDO sales, paydowns and payoffs, as discussed in Note 5, and led to our cancellation of the TRS. At March 31, 2014, the TRS reduced risk-weighted assets by approximately $1 billion. We expect that, absent significant additional sales or paydowns, this cancellation will increase risk weighted assets by a similar amount at the end of the second quarter of 2014.

8.	DEBT AND SHAREHOLDERS’ EQUITY
Debt Redemptions
During the three months ended March 31, 2014 under our senior medium-term note program, we redeemed $125 million of long-term notes. At March 31, 2014, the outstanding notes in this program amounted to $210.8 million, with interest rates from 2.55% to 5.50% and maturities through November 2019.

Accumulated Other Comprehensive Income
Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivative instruments	Pension and post-retirement	Total
Three Months Ended March 31, 2014

Balance at December 31, 2013	$(167,032)	$(217)	$(24,852)	$(192,101)

Other comprehensive income before reclassifications, net of tax	71,066	320	—	71,386
Amounts reclassified from AOCI, net of tax	(24,537)	(210)	—	(24,747)
Other comprehensive income	46,529	110	—	46,639
Balance at March 31, 2014	$(120,503)	$(107)	$(24,852)	$(145,462)

Income tax expense included in other comprehensive income	$38,636	$77	$—	$38,713

Three Months Ended March 31, 2013

Balance at December 31, 2012	$(397,616)	$1,794	$(50,335)	$(446,157)

Other comprehensive income (loss) before reclassifications, net of tax	36,042	(2)	—	36,040
Amounts reclassified from AOCI, net of tax	4,171	(957)	—	3,214
Other comprehensive income (loss)	40,213	(959)	—	39,254
Balance at March 31, 2013	$(357,403)	$835	$(50,335)	$(406,903)

Income tax expense (benefit) included in other comprehensive income (loss)	$23,853	$(650)	$—	$23,203

ZIONS BANCORPORATION AND SUBSIDIARIES

	Amounts reclassified from AOCI [1]		Statement of income (SI) Balance sheet (BS)
(In thousands)	Three Months Ended March 31,
Details about AOCI components	2014	2013		Affected line item

Net realized gains on investment securities	$30,914	$3,299	SI	Fixed income securities gains, net
Income tax expense	6,074	1,262
	24,840	2,037

Net unrealized losses on investment securities	(27)	(9,714)	SI	Net impairment losses on investment securities
Income tax benefit	(10)	(3,715)
	(17)	(5,999)
Accretion of securities with noncredit-related impairment losses not expected to be sold	(482)	(344)	BS	Investment securities, held-to-maturity
Deferred income taxes	196	135	BS	Other assets
	$24,537	$(4,171)

Net unrealized gains on derivative instruments	$351	$1,605	SI	Interest and fees on loans
Income tax expense	141	648
	$210	$957
1 Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.
Basel III Capital Framework
The Federal Reserve has published final rules establishing a new capital framework for U.S. banking organizations. These new rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, which will become effective for the Company on January 1, 2015, with the fully phased-in requirements becoming effective in 2018.
Among other things, the new rules revise capital adequacy guidelines and the regulatory framework for prompt corrective action, and they modify specified quantitative measures of our assets, liabilities, and capital. The impact of these new rules will require the Company to maintain capital in excess of current “well-capitalized” regulatory standards, and in excess of historical levels.

9.	INCOME TAXES
Income tax expense for the three months ended March 31, 2014 and 2013 was lower than the blended statutory rate of 38.25% primarily because of the non-taxability of certain income items.
Net deferred tax assets were approximately $187 million at March 31, 2014 and $304 million at December 31, 2013. We evaluate net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of March 31, 2014.

10.	FAIR VALUE
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

We use fair value to measure certain assets and liabilities on a recurring basis when fair value is the primary measure for accounting. Fair value is used on a nonrecurring basis to measure certain assets when adjusting carrying values, such as the application of lower of cost or fair value accounting, including recognition of impairment on assets. Fair value is also used when providing required disclosures for certain financial instruments.

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

Third Party Service Providers
We use a third party pricing service to provide pricing for approximately 89% of our AFS Level 2 securities, and an internal model to estimate fair value for approximately 98% of our AFS Level 3 securities. Fair values for the remaining AFS Level 2 and Level 3 securities generally use standard form discounted cash flow modeling with certain inputs corroborated by market data.

For Level 2 securities, the third party pricing service provides documentation on an ongoing basis that presents market corroborative data, including detail pricing information and market reference data. The documentation includes benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, including information from the vendor trading platform. We review, test and validate this information as appropriate.

For Level 3 securities, we review and evaluate on a quarterly basis the relevant third party modeling assumptions. These include PDs, loss-given-default rates, over-collateralization levels, and rating transition probability matrices from ratings agencies. In addition, we also compare the results and valuation with our information about market trends and trading data. This includes information regarding trading prices, implied discounts, outlier information, valuation assumptions, etc.

Absent observable trade data, we do not adjust prices from our third party sources. The procedures described help ensure that resulting fair value estimates were determined in accordance with applicable accounting guidance.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Municipal Securities
Municipal securities are measured under Level 2 using the third party pricing service, or under Level 3 using a discounted cash flow approach. Valuation inputs include BBB and Baa municipal curves, as well as FHLB and London Interbank Offered Rate (“LIBOR”) swap curves. Additional valuation inputs include internal credit scoring, and security- and client-type groupings.

Asset-Backed Securities: Trust Preferred Collateralized Debt Obligations
The majority of the CDO portfolio is measured under Level 3 primarily with the internal model using an income-based cash flow modeling approach incorporating several methodologies. The Company inputs its own key valuation assumptions:
Trust preferred – banks and insurance – We primarily use an internal model for our bank and insurance CDO securities. Our “ratio-based approach” utilizes a statistical regression of regulatory ratios we have identified as predictive of future bank failures and bank holding company defaults to create a credit-specific PD for each bank issuer. The approach generally references trailing quarter regulatory data, financial ratios and macroeconomic factors.
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
We utilize a present value technique to identify both the OTTI present in the CDO tranches and to estimate fair value. To estimate fair value, we discount the credit-adjusted cash flows of each CDO tranche at a tranche-specific discount rate derived from trading data and a measure of the credit risk in the CDO tranche. Because these securities are not traded on exchanges and trading prices are not posted on the TRACE® system (Trade Reporting and Compliance Engine®), we seek information from market participants to obtain trade price information.
Trading data is generally limited and may include trades of tranches within our same CDO. We use this limited trade data along with our modeled expected credit adjusted cash flows to determine a relationship between the market required yield and the downside variability of the returns of each CDO security. The loss/downside variability for this purpose is a measure of the downside variability of cash flows from the mean estimate of cash flow.
During the three months ended March 31, 2014, as shown in the Level 3 reconciliation schedules following, two insurance CDO securities and two single-name bank trust preferred securities, were transferred from Level 3 to Level 2 primarily due to the increasing ability to utilize fair value inputs corroborated by observed market data. The securities constitute the Company’s entire holding of each asset class.

Trust preferred – REITS, Other – During the three months ended March 31, 2014, substantially all of these securities were sold, as discussed in Note 5.

ZIONS BANCORPORATION AND SUBSIDIARIES

Auction Rate Securities
Auction rate securities are measured under Level 3 primarily using valuation inputs that include AAA corporate bond yield curves, municipal yield curves, credit ratings and leverage of each closed-end fund, market yields for commercial paper, and any observable trade commentaries.
Bank-Owned Life Insurance
Bank-owned life insurance is measured under Level 2 according to cash surrender values (“CSVs”) of the insurance contracts that are provided by a third party service. Nearly all CSVs are computed based on valuations and earnings of the underlying assets in the insurance companies’ general accounts. The underlying investments include predominantly fixed income securities consisting of investment grade corporate bonds and various types of mortgage instruments. Average duration ranges from five to eight years. Management regularly reviews investment performance, including concentrations of investments and regulatory restrictions.
Private Equity Investments
Private equity investments are measured under Level 2 or Level 3. The Other Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available. The amount of unfunded commitments to these partnerships is disclosed in Note 11. Certain restrictions apply for the redemption of these investments. Approximately $59 million of private equity investments at March 31, 2014 are prohibited by the Volcker Rule.
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
Private equity investments are measured under Level 3 primarily using current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors.
Agriculture Loan Servicing
This asset results from our servicing of agriculture loans approved by the Federal Agricultural Mortgage Corporation (“FAMC,” or “Farmer Mac”) and funded by them. We provide this servicing under an agreement with Farmer Mac for loans they own. The asset’s fair value represents our projection of the present value of future cash flows measured under Level 3 using discounted cash flow methodologies.
Interest-Only Strips
Interest-only strips are created as a by-product of the securitization process. When the guaranteed portion of Small Business Administration (“SBA”) 7(a) loans are pooled, interest-only strips may be created in the pooling process. The asset’s fair value represents our projection of the present value of future cash flows measured under Level 3 using discounted cash flow methodologies.
Deferred Compensation Plan Assets and Obligations
Invested assets in the deferred compensation plan consists of shares of registered investment companies. These mutual funds are valued under Level 1 at quoted market prices, which represents the net asset value of shares held by the plan at the end of the period.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect nonperformance risk for both the Company and the respective counterparty. These adjustments are determined generally by applying a credit spread to the total expected exposure of the derivative.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, are measured under Level 1 using quoted market prices. If not available, quoted prices under Level 2 for similar securities are used.
Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	March 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations		$2,252,014		$2,252,014
Municipal securities		141,222	$10,184	151,406
Asset-backed securities:
Trust preferred – banks and insurance		69,194	690,217	759,411
Trust preferred – real estate investment trusts			—	—
Auction rate			6,560	6,560
Other		1,722	30	1,752
Mutual funds and stock	$231,405	20,657		252,062
	231,405	2,484,809	706,991	3,423,205
Trading account		56,172		56,172
Other noninterest-bearing investments:
Bank-owned life insurance		469,241		469,241
Private equity		4,923	81,052	85,975
Other assets:
Agriculture loan servicing and interest-only strips			11,207	11,207
Deferred compensation plan assets	88,606			88,606
Derivatives:
Interest rate related and other		630		630
Interest rate swaps for customers		50,644		50,644
Foreign currency exchange contracts	6,409			6,409
	6,409	51,274		57,683
	$326,420	$3,066,419	$799,250	$4,192,089
LIABILITIES
Securities sold, not yet purchased	$1,340			$1,340
Other liabilities:
Deferred compensation plan obligations	88,606			88,606
Derivatives:
Interest rate related and other		$778		778
Interest rate swaps for customers		51,000		51,000
Foreign currency exchange contracts	5,412			5,412
Total return swap			$5,399	5,399
	5,412	51,778	5,399	62,589
Other			233	233
	$95,358	$51,778	$5,632	$152,768

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$2,059,105		$2,059,105
Municipal securities		55,602	$10,662	66,264
Asset-backed securities:
Trust preferred – banks and insurance		—	1,238,820	1,238,820
Trust preferred – real estate investment trusts			22,996	22,996
Auction rate			6,599	6,599
Other		2,099	25,800	27,899
Mutual funds and stock	259,750	20,453		280,203
	259,750	2,137,259	1,304,877	3,701,886
Trading account		34,559		34,559
Other noninterest-bearing investments:
Bank-owned life insurance		466,428		466,428
Private equity		4,822	82,410	87,232
Other assets:
Agriculture loan servicing and interest-only strips			8,852	8,852
Deferred compensation plan assets	86,184			86,184
Derivatives:
Interest rate related and other		622		622
Interest rate swaps for customers		55,447		55,447
Foreign currency exchange contracts	9,614			9,614
	9,614	56,069		65,683
	$355,548	$2,699,137	$1,396,139	$4,450,824
LIABILITIES
Securities sold, not yet purchased	$73,606			$73,606
Other liabilities:
Deferred compensation plan obligations	86,184			86,184
Derivatives:
Interest rate related and other		$1,004		1,004
Interest rate swaps for customers		54,688		54,688
Foreign currency exchange contracts	8,643			8,643
Total return swap			$4,062	4,062
	8,643	55,692	4,062	68,397
Other			241	241
	$168,433	$55,692	$4,303	$228,428

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

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended March 31, 2014
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2013	$10,662	$1,238,820	$22,996	$6,599	$25,800	$82,410	$8,852	$(4,303)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	10	720		1
Dividends and other investment income						(1,695)
Fair value and nonhedge derivative loss								(7,427)
Fixed income securities gains, net	16	18,582	1,399		10,917
Other noninterest income							481
Other noninterest expense								8
Other comprehensive income	(274)	94,462		(40)	(15)
Purchases						1,356	2,077
Sales		(546,388)	(24,395)		(36,669)	(824)
Redemptions and paydowns	(230)	(46,786)			(3)	(195)	(203)	6,090
Transfers to Level 2		(69,193)
Balance at March 31, 2014	$10,184	$690,217	$—	$6,560	$30	$81,052	$11,207	$(5,632)

	Level 3 Instruments
	Three Months Ended March 31, 2013
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2012	$16,551	$949,271	$16,403	$6,515	$15,160	$64,223	$8,334	$(5,251)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	21	815	63	1	5
Dividends and other investment income						2,989
Fair value and nonhedge derivative loss								(5,558)
Equity securities gains, net						2,399
Fixed income securities gains, net	21	3,226			30
Net impairment losses on investment securities		(9,714)
Other noninterest income							119
Other noninterest expense								(71)
Other comprehensive income	725	78,650	840	8	2,651
Purchases						959
Sales						(733)
Redemptions and paydowns	(275)	(19,146)			(2,453)	(131)	(201)	5,810
Balance at March 31, 2013	$17,043	$1,003,102	$17,306	$6,524	$15,393	$69,706	$8,252	$(5,070)

ZIONS BANCORPORATION AND SUBSIDIARIES

The preceding reconciling amounts using Level 3 inputs include the following realized gains:

(In thousands)	Three Months Ended March 31,

	2014	2013

Dividends and other investment income	$34	$15
Fixed income securities gains, net	30,914	3,277

Except as previously discussed, no other transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three months ended March 31, 2014 and 2013. Transfers are considered to have occurred as of the end of the reporting period.

Following is a summary of quantitative information relating to the principal valuation techniques and significant unobservable inputs for Level 3 instruments measured on a recurring basis:

	Level 3 Instruments
	Quantitative information at March 31, 2014
(Dollar amounts in thousands)	Fair value	Principal valuation techniques	Significant unobservable inputs	Range of inputs (% annually)
Asset-backed securities:
Trust preferred – predominantly banks [1]	$744,840	Discounted cash flow Market comparables	Constant prepayment rate	until 2016 – 5.50% to 23.30%
				2016 to maturity – 3.0%
			Constant default rate	yr 1 – 0.30% to 2.17%
				yrs 2-5 – 0.48% to 0.82%
				yrs 6 to maturity – 0.59% to 0.65%
			Loss given default	100%
			Loss given deferral	13.56% to 100%
			Discount rate (spread over forward LIBOR)	5.3% to 5.6%
1 Amount consists of $690.2 million AFS and $54.6 million HTM.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Quantitative information at December 31, 2013
(Dollar amounts in thousands)	Fair value	Principal valuation techniques	Significant unobservable inputs	Range of inputs (% annually)
Asset-backed securities:
Trust preferred – predominantly banks	$921,819	Discounted cash flow Market comparables	Constant prepayment rate	until 2016 – 5.50% to 20.73%
				2016 to maturity – 3.0%
			Constant default rate	yr 1 – 0.30% to 1.94%
				yrs 2-5 – 0.49% to 1.14%
				yrs 6 to maturity – 0.58% to 0.65%
			Loss given default	100%
			Loss given deferral	14.39% to 100%
			Discount rate (spread over forward LIBOR)	5.6% to 7.7%

Trust preferred – predominantly insurance	346,390	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 5.0%
			Constant default rate	yr 1 – 0.38% to 1.03%
				yrs 2-5 – 0.53% to 0.89%
				yrs 6 to maturity – 0.50% to 0.55%
			Loss given default	100%
			Loss given deferral	2.18% to 30.13%
			Discount rate (spread over forward LIBOR)	3.72% to 6.49%

Trust preferred – individual banks	22,324	Market comparables	Yield	6.6% to 7.8%
			Price	81.25% to 109.6%

Trust preferred – real estate investment trust	22,996	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 0.0%
			Constant default rate	yr 1 – 4.1% to 10.6%
				yrs 2-3 – 4.6% to 5.5%
				yrs 4-6 – 1.0%
				yrs 7 to maturity – 0.50%
			Loss given default	60% to 100%
			Discount rate (spread over forward LIBOR)	5.5% to 15%

Other (predominantly ABS CDOs)	25,800	Discounted cash flow	Constant default rate	0.01% to 100%
			Loss given default	70% to 92%
			Discount rate (spread over forward LIBOR)	9% to 22%

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In thousands)	Fair value at March 31, 2014				Fair value at December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$71	$71	$—	$—	$8,483	$8,483
Private equity investments, carried at cost	—	—	—	—	—	—	13,270	13,270
Impaired loans	—	21,943	—	21,943	—	11,765	—	11,765
Other real estate owned	—	13,720	—	13,720	—	24,684	—	24,684
	$—	$35,663	$71	$35,734	$—	$36,449	$21,753	$58,202

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended March 31,
	2014	2013
ASSETS
HTM securities adjusted for OTTI	$(27)	$(403)
Private equity investments, carried at cost	—	(820)
Impaired loans	(2,177)	(883)
Other real estate owned	(2,234)	(4,691)
	$(4,438)	$(6,797)

During the three months ended March 31, we recognized net gains of $1.0 million in 2014 and $3.9 million in 2013 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $10.0 million and $22.0 million, respectively. Previous to their sale in these periods, we recognized impairment on these properties of $0.2 million in 2014 and $0.1 million in 2013.

HTM securities adjusted for OTTI were measured at fair value using the same methodology for trust preferred CDO securities.

Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of private equity investments carried at cost were $50.4 million at March 31, 2014 and $53.6 million at December 31, 2013. Amounts of other noninterest-bearing investments carried at cost were $243.1 million at March 31, 2014 and $248.4 million at December 31, 2013, which were comprised of Federal Reserve, Federal Home Loan Bank, and Farmer Mac stock.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	March 31, 2014			December 31, 2013
(In thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$606,279	$635,379	3	$588,981	$609,547	3
Loans and leases (including loans held for sale), net of allowance	38,587,527	38,333,815	3	38,468,402	38,088,242	3
Financial liabilities:
Time deposits	2,528,735	2,536,904	2	2,593,038	2,602,955	2
Foreign deposits	1,648,111	1,647,876	2	1,980,161	1,979,805	2
Long-term debt (less fair value hedges)	2,155,606	2,301,239	2	2,269,762	2,423,643	2

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

Time and foreign deposits, and any other short-term borrowings, are measured at fair value by discounting future cash flows using the LIBOR yield curve to the given maturity dates.

Long-term debt is measured at fair value based on actual market trades (i.e., an asset value) when available, or discounting cash flows to maturity using the LIBOR yield curve adjusted for credit spreads.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

11.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In thousands)	March 31, 2014	December 31, 2013

Unfunded commitments to extend credit	$16,443,367	$16,174,326
Standby letters of credit:
Financial	812,011	779,811
Performance	180,453	159,485
Commercial letters of credit	72,806	80,218
Total unfunded lending commitments	$17,508,637	$17,193,840

The Company’s 2013 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At March 31, 2014, the Company had recorded approximately $10.6 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $7.9 million attributable to the RULC and $2.7 million of deferred commitment fees.

At March 31, 2014, the Parent has guaranteed $15 million of debt of affiliated trusts issuing trust preferred securities.

At March 31, 2014, we had unfunded commitments for private equity and other noninterest-bearing investments of $27.8 million. These obligations have no stated maturity. However, at March 31, 2014, substantially all of the private equity investments related to these commitments are prohibited by the Volcker Rule. See further discussions in Notes 5 and 10.

Legal Matters
We are subject to litigation in court and arbitral proceedings, as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. At any given time, litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. While most matters relate to individual claims, we are also subject to putative class action claims and similar broader claims. Current putative class actions and similar claims include the following:

•
a complaint relating to our banking relationships with customers that allegedly engaged in wrongful telemarketing practices in which the plaintiff seeks a trebled monetary award under the federal RICO Act, Reyes v. Zions First National Bank, et. al., brought in the United States District Court for the Eastern District of Pennsylvania; and

•
a complaint arising from our banking relationships with Frederick Berg and a number of investment funds controlled by him using the “Meridian” brand name, in which the liquidating trustee for the funds seeks an award from us, on the basis of aiding and abetting and other claims, for monetary damages suffered by victims of a fraud allegedly perpetrated by Berg, In re Consolidated Meridian Funds a/k/a Meridian Investors Trust,

ZIONS BANCORPORATION AND SUBSIDIARIES

Mark Calvert as Liquidating Trustee, et. al. vs. Zions Bancorporation and The Commerce Bank of Washington, N.A., pending in the United States Bankruptcy Court for the Western District of Washington.

In the third quarter of 2013, the District Court denied the plaintiff’s motion for class certification in the Reyes case. In the first quarter of 2014, the Third Circuit Court of Appeals approved the plaintiff’s motion to appeal the District Court decision.

Discovery has been completed in the Reyes case and is in process in the Meridian Funds case.

In the third quarter of 2013, we entered into definitive settlement agreements with respect to complaints relating to allegedly wrongful acts in our processing of overdraft fees on debit card transactions, Barlow, et. al. v. Zions First National Bank and Zions Bancorporation. The settlement agreements, which cover all of our affiliates alleged to have engaged in wrongful processing, were approved by the court and paid into escrow in the first quarter of 2014.

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

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. We currently estimate the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $50 million in excess of amounts accrued. This estimated range of reasonably possible losses is based on information currently available as of March 31, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

12.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013

Service cost	$—	$—	$—	$—	$8	$8
Interest cost	1,880	1,739	113	101	12	10
Expected return on plan assets	(3,326)	(3,027)
Amortization of prior service cost (credit)			13	31	—	(37)
Amortization of net actuarial (gain) loss	797	2,157	5	17	(18)	(19)
Net periodic benefit cost (credit)	$(649)	$869	$131	$149	$2	$(38)

As disclosed in the Company’s 2013 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

13.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of March 31, 2014, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 98 branches in Utah and 26 branches in Idaho. CB&T operates 95 branches in California. Amegy operates 84 branches in Texas. NBAZ operates 71 branches in Arizona. NSB operates 48 branches in Nevada. Vectra operates 37 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following table presents selected operating segment information for the three months ended March 31, 2014 and 2013:

(In millions)	Zions Bank		CB&T		Amegy		NBAZ		NSB
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
CONDENSED INCOME STATEMENT
Net interest income	$142.5	$151.5	$109.2	$114.6	$94.7	$95.4	$40.3	$40.5	$27.9	$27.4
Provision for loan losses	(8.7)	1.8	(2.1)	(6.8)	16.9	(13.8)	(3.0)	—	(2.6)	(0.2)
Net interest income after provision for loan losses	151.2	149.7	111.3	121.4	77.8	109.2	43.3	40.5	30.5	27.6
Net impairment losses on investment securities	—	—	—	—	—	—	—	—	—	—
Other noninterest income	44.0	50.3	5.8	21.6	32.0	38.4	8.3	8.2	4.9	8.9
Noninterest expense	121.5	115.0	85.3	90.3	87.0	84.2	37.3	34.2	32.1	31.7
Income (loss) before income taxes	73.7	85.0	31.8	52.7	22.8	63.4	14.3	14.5	3.3	4.8
Income tax expense (benefit)	26.8	31.0	12.1	20.8	7.3	21.3	5.2	5.4	1.0	1.6
Net income (loss)	$46.9	$54.0	$19.7	$31.9	$15.5	$42.1	$9.1	$9.1	$2.3	$3.2
AVERAGE BALANCE SHEET DATA
Total assets	$18,275	$17,055	$10,889	$10,922	$13,467	$12,690	$4,612	$4,592	$3,991	$4,052
Cash and due from banks	340	350	166	175	322	321	73	69	89	86
Money market investments	3,545	2,507	1,129	1,327	2,503	2,183	288	479	699	994
Total securities	1,596	1,239	327	344	242	412	365	274	781	742
Total loans	12,247	12,357	8,538	8,275	9,362	8,595	3,696	3,552	2,306	2,098
Total deposits	15,980	14,743	9,272	9,309	11,099	10,291	3,952	3,894	3,598	3,593
Shareholder’s equity:
Preferred equity	280	280	162	162	153	251	120	180	50	139
Common equity	1,538	1,509	1,350	1,327	1,849	1,744	422	401	318	298
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,818	1,789	1,512	1,489	2,002	1,995	542	581	368	437
	Vectra		TCBW		Other		Consolidated Company
	2014	2013	2014	2013	2014	2013	2014	2013
CONDENSED INCOME STATEMENT
Net interest income	$25.3	$25.6	$7.0	$6.5	$(30.4)	$(43.4)	$416.5	$418.1
Provision for loan losses	(1.8)	(8.6)	0.7	(0.9)	—	(0.5)	(0.6)	(29.0)
Net interest income after provision for loan losses	27.1	34.2	6.3	7.4	(30.4)	(42.9)	417.1	447.1
Net impairment losses on investment securities	—	—	—	—	—	(10.1)	—	(10.1)
Other noninterest income	3.8	7.0	(1.0)	1.0	40.5	(4.1)	138.3	131.3
Noninterest expense	25.3	25.1	4.5	4.9	5.1	11.9	398.1	397.3
Income (loss) before income taxes	5.6	16.1	0.8	3.5	5.0	(69.0)	157.3	171.0
Income tax expense (benefit)	1.8	5.8	0.3	1.2	1.6	(26.5)	56.1	60.6
Net income (loss)	$3.8	$10.3	$0.5	$2.3	$3.4	$(42.5)	$101.2	$110.4
AVERAGE BALANCE SHEET DATA
Total assets	$2,569	$2,463	$873	$880	$758	$1,207	$55,434	$53,861
Cash and due from banks	47	52	21	19	(17)	(9)	1,041	1,063
Money market investments	14	46	118	181	(159)	395	8,137	8,112
Total securities	164	184	90	101	552	519	4,117	3,815
Total loans	2,280	2,092	631	565	65	64	39,125	37,598
Total deposits	2,168	2,107	742	735	(1,033)	(262)	45,778	44,410
Shareholder’s equity:
Preferred equity	70	70	3	3	166	145	1,004	1,230
Common equity	247	227	88	82	(217)	(598)	5,595	4,990
Noncontrolling interests	—	—	—	—	—	(4)	—	(4)
Total shareholder’s equity	317	297	91	85	(51)	(457)	6,599	6,216

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security	FASB	Financial Accounting Standards Board
ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation
AFS	Available-for-Sale	FHLB	Federal Home Loan Bank
ALCO	Asset/Liability Committee	FRB	Federal Reserve Board
ALLL	Allowance for Loan and Lease Losses	FTE	Full-Time Equivalent
Amegy	Amegy Corporation	GAAP	Generally Accepted Accounting Principles
AOCI	Accumulated Other Comprehensive Income	HECL	Home Equity Credit Line
ASC	Accounting Standards Codification	HTM	Held-to-Maturity
ASU	Accounting Standards Update	IA	Indemnification Asset
BOLI	Bank-Owned Life Insurance	IFR	Interim Final Rule
bps	basis points	ISDA	International Swap Dealer Association
CB&T	California Bank & Trust	LCR	Liquidity Coverage Ratio
CCAR	Comprehensive Capital Analysis and Review	LGD	Loss Given Default
CDO	Collateralized Debt Obligation	LIBOR	London Interbank Offered Rate
CDR	Constant Default Rate	LIHTC	Low-Income Housing Tax Credit
CET1	Common Equity Tier 1 (Basel III)	Lockhart	Lockhart Funding LLC
CFPB	Consumer Financial Protection Bureau	MVE	Market Value of Equity
CLTV	Combined Loan-to-Value Ratio	NBAZ	National Bank of Arizona
CRE	Commercial Real Estate	NRSRO	Nationally Recognized Statistical Rating Organization
CSV	Cash Surrender Value	NSFR	Net Stable Funding Ratio
DB	Deutsche Bank AG	NSB	Nevada State Bank
DBRS	Dominion Bond Rating Service	OCC	Office of the Comptroller of the Currency
DFAST	Dodd-Frank Act Stress Test	OCI	Other Comprehensive Income
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	OREO	Other Real Estate Owned
DTA	Deferred Tax Asset	OTC	Over-the-Counter
EITF	Emerging Issues Task Force	OTTI	Other-Than-Temporary Impairment
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	Parent	Zions Bancorporation

ZIONS BANCORPORATION AND SUBSIDIARIES

PCI	Purchased Credit Impaired	T1C	Tier 1 Common (Basel I)
PD	Probability of Default	TCBO	The Commerce Bank of Oregon
PIK	Payment in Kind	TCBW	The Commerce Bank of Washington
REIT	Real Estate Investment Trust	TDR	Troubled Debt Restructuring
RULC	Reserve for Unfunded Lending Commitments	TRS	Total Return Swap
SBA	Small Business Administration	Vectra	Vectra Bank Colorado
SBIC	Small Business Investment Company	VR	Volcker Rule
SEC	Securities and Exchange Commission	Zions Bank	Zions First National Bank
SOC	Securitization Oversight Committee	ZMSC	Zions Management Services Company

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2013 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The Company reported net earnings applicable to common shareholders of $76.2 million, or $0.41 per diluted common share for the first three months of 2014, compared to $88.3 million, or $0.48 per diluted common share for the same prior year period. The following notable changes had a negative impact on net earnings applicable to common shareholders:

•	$28.4 million decrease in the negative provision for loan losses;

•	$5.3 million increase in provision for unfunded lending commitments;

•	$4.9 million decline in dividends and other investment income;

•	$4.5 million decrease in loan sales and servicing income;

•	$3.6 million increase in salaries and employee benefits; and

•	$3.1 million increase in fair value and nonhedge derivative loss.

The impact of these items was partially offset by the following positive items:

•	$27.6 million increase in net gains from fixed income securities;

•	$10.1 million decrease in net impairment losses on investment securities;

•	$5.4 million reduction in other noninterest expense; and

•	$4.5 million decline in income tax expense.

Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; net interest income is the largest portion of the Company’s revenue. For the first quarters of 2014 and 2013, taxable-equivalent net interest income was $420.3 million and $422.3 million, respectively, and $435.7 million in the fourth quarter of 2013. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

Net interest margin in 2014 vs. 2013
The net interest margin was 3.31% and 3.44% for the first quarters of 2014 and 2013, respectively, and 3.33% for the fourth quarter of 2013. The decreased net interest margin for the first quarter of 2014 compared to the same prior year period resulted primarily from:

•	decreased income from FDIC-supported loans due to lower average balances; and

•	lower yields on loans held for investment.

ZIONS BANCORPORATION AND SUBSIDIARIES

The impact of these items was partially offset by the following favorable developments:

•	decreased average balance and lower yields on long-term debt;

•	lower costs of deposit funding; and

•	higher average balance and higher yields on securities available for sale.

The average balance of the FDIC-supported portfolio at March 31, 2014 was 35.9% lower than at March 31, 2013, yet the yield was 7.9% higher. The decline in the balance is primarily due to paydowns and payoffs; no new loans were added to this portfolio during the period. The yield on this portfolio was 29.4% in the first quarter of 2014, generating approximately $23 million of interest income. The higher yield is attributed primarily to certain loans paying off at amounts exceeding our modeled expectations. The amount of accretable yield for PCI loans at March 31, 2014, which is the major portion of the FDIC-supported loans, is approximately $66 million. This amount is currently estimated to approximate the interest income that would be recognized over the remaining life of the loans based on our experience with these loans as adjusted by our changes in estimates of cash flows. See further discussion in Note 6 of the Notes to Consolidated Financial Statements.
Even though the Company’s average loan portfolio, excluding FDIC-supported loans, was $1.7 billion higher during the first quarter of 2014, compared to the first quarter of 2013, the average interest rate earned on those assets was 7.9% (37 bps) lower. This decline in interest income was primarily caused by (1) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (2) loans originated at lower rates than the weighted average rate of the existing portfolio. The primary reason for the narrowing of credit and interest rate spreads is believed to be competitive pricing pressures, which are the result of a more stable economic environment than a few years ago; a portion of the narrowing of the spreads may be attributed to the improved fundamental condition of the Company’s borrowers, such as a stronger earnings and improved leverage ratios, as asset values have appreciated in the recent several quarters.
The average HTM securities portfolio was $587.5 million during the first quarter of 2014, compared to $756.7 during the same prior year period. During the fourth quarter of 2013, the Company reclassified a substantial portion of its CDO securities from HTM to AFS as a result of the impact of the Volcker Rule. The average yield earned during the first quarter of 2014 on HTM securities was 54 bps higher than the yield in the same prior year period, primarily due to the reclassification of low-yielding CDO securities into the AFS portfolio during the fourth quarter of 2013.
The average balance of AFS securities for the first quarter of 2014 was 14.3% higher and the average yield was 7 bps higher than in the corresponding prior year period. The increased average yield is primarily due to improved yields on SBA and asset-backed securities, partially offset by lower yields from agency securities due in part to lower benchmark interest rates. Additionally, the fair values of many securities increased due to higher market prices.

The CDO portfolio has a $244 million difference between par amount and amortized cost of which 47% was estimated by the Company at March 31, 2014 to be recoverable through maturity. This potential resulting benefit amount will be recognized over time through accretion into income or, upon prepayment, will produce realized gains on the CDOs.

Average noninterest-bearing demand deposits provided the Company with low cost funding and comprised 40.5% of average total deposits for the first quarter of 2014, compared to 38.8% for the same prior year period. Average interest-bearing deposits were essentially unchanged from the year ago period; however, the rate paid declined by 4 bps to 19 bps, thus continuing the difficulty to reduce deposit costs further as these costs approach zero.

During 2013, the Company refinanced a portion of its long-term debt by repurchasing higher cost debt while issuing lower cost debt. During the first quarter of 2014, the average balance of long-term debt was $93.9 million, or 4% lower than during the same prior year period, and the average interest rate paid on long-term debt decreased by 192 bps, or 22%. Refer to the “Liquidity Management Actions” section for more information.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first quarter of 2014, most of the Company’s cash in excess of that needed to fund earning assets was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments were 15.8% of total interest-earning assets, compared to 16.3% in the same prior year period.

See “Interest Rate and Market Risk Management” for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.

The spread on average interest-bearing funds was 3.01% and 3.08% for the first quarters of 2014 and 2013, respectively. The spread on average interest-bearing funds for the first quarter was affected by the same factors that impacted the net interest margin.

We expect the mix of interest-earning assets to change over the next several quarters due to further decreases in the FDIC-supported loan portfolio, and slight-to-moderate loan growth. Loan yields are likely to continue to experience downward pressure due to competitive pricing and lower benchmark indices (such as LIBOR). The expected decline in income from FDIC-supported loans is likely to reduce the net interest margin by approximately 18 bps, although this decline will take several quarters to fully manifest. We believe that some of the downward pressure on the net interest margin will be mitigated by the lower interest expense on long-term debt resulting from the 2013 refinancing transactions. We expect to further reduce interest expense in 2014 by using cash on deposit at the Federal Reserve to pay down debt maturities; much of this debt carries very high interest costs, and in isolation, the elimination of this debt would add approximately 12-14 bps to the net interest margin. We also believe we can offset some of the pressure on the net interest margin through loan growth. However, excluding the effects of the declining income from FDIC-supported loans, we expect net interest income to increase modestly over the next several quarters.

The Company expects to remain “asset-sensitive” with regard to interest rate risk. The current period of low interest rates has lasted for several years. During this time, the Company has maintained an interest rate risk position that is more asset-sensitive than it was prior to the economic crisis, and it expects to maintain this more asset-sensitive position for what may be a prolonged period. With interest rates at low levels, there is a reduced need to protect against falling interest rates. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience. Further detail on interest rate risk is discussed in “Interest Rate Risk.”

The following schedule summarizes the average balances, the amount of interest earned or incurred and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$8,137,123	$5,130	0.26%	$8,111,798	$5,439	0.27%
Securities:
Held-to-maturity	587,473	8,191	5.65%	756,739	9,536	5.11%
Available-for-sale	3,470,983	21,230	2.48%	3,035,592	18,002	2.41%
Trading account	58,543	482	3.34%	22,620	190	3.41%
Total securities	4,116,999	29,903	2.95%	3,814,951	27,728	2.95%
Loans held for sale	157,170	1,400	3.61%	204,597	1,764	3.50%
Loans [2]:
Loans and leases	38,805,192	411,840	4.30%	37,099,182	427,605	4.67%
FDIC-supported loans	319,695	23,135	29.35%	498,654	26,349	21.43%
Total loans	39,124,887	434,975	4.51%	37,597,836	453,954	4.90%
Total interest-earning assets	51,536,179	471,408	3.71%	49,729,182	488,885	3.99%
Cash and due from banks	1,040,906			1,063,314
Allowance for loan losses	(745,671)			(884,363)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	35,072			49,069
Other assets	2,552,965			2,889,354
Total assets	$55,433,580			$53,860,685

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$22,908,201	8,852	0.16%	$22,735,258	10,412	0.19%
Time	2,560,283	3,083	0.49%	2,935,316	4,475	0.62%
Foreign	1,751,910	844	0.20%	1,528,665	755	0.20%
Total interest-bearing deposits	27,220,394	12,779	0.19%	27,199,239	15,642	0.23%
Borrowed funds:
Federal funds and other short-term borrowings	249,043	67	0.11%	294,249	92	0.13%
Long-term debt	2,237,457	38,257	6.93%	2,331,314	50,899	8.85%
Total borrowed funds	2,486,500	38,324	6.25%	2,625,563	50,991	7.88%
Total interest-bearing liabilities	29,706,894	51,103	0.70%	29,824,802	66,633	0.91%
Noninterest-bearing deposits	18,577,992			17,211,214
Other liabilities	569,361			608,206
Total liabilities	48,854,247			47,644,222
Shareholders’ equity:
Preferred equity	1,003,970			1,229,708
Common equity	5,595,363			4,990,317
Controlling interest shareholders’ equity	6,599,333			6,220,025
Noncontrolling interests	—			(3,562)
Total shareholders’ equity	6,599,333			6,216,463
Total liabilities and shareholders’ equity	$55,453,580			$53,860,685
Spread on average interest-bearing funds			3.01%			3.08%
Taxable-equivalent net interest income and net yield on interest-earning assets		$420,305	3.31%		$422,252	3.44%
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provisions for Credit Losses
The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based upon the inherent risks associated with such commitments. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various loan portfolios, the levels of actual charge-offs, credit trends, and external factors. See Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” for more information on how we determine the appropriate level for the ALLL and the RULC.

The provision for loan losses for the first quarter of 2014 was $(0.6) million compared to $(29.0) million for the same prior year period. During the past few years, the Company has experienced a significant improvement in credit quality metrics, including lower realized loss rates in most loan segments. Net loan and lease charge-offs declined to $7.9 million in the first quarter of 2014 from $17.8 million in the same prior year period. During the first quarter of 2014, the annualized ratio of net loan and lease charge-offs to average loans declined to 0.08%. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” for further details.

Most measures of credit quality continued to show improvement during the first quarter of 2014; however, levels of criticized and classified loans slightly increased during the first quarter. At March 31, 2014, classified loans were $1.4 billion, compared to $1.3 billion at December 31, 2013 and $1.9 billion at March 31, 2013. The Company continues to exercise caution with regard to the appropriate level of the ALLL, given the slow economic recovery. Barring any significant economic downturn, we expect the Company’s credit costs to remain low for the foreseeable future.

During the first quarter of 2014, the Company recorded a $(1.0) million provision for unfunded lending commitments compared to $(6.4) million for the same prior year period. Similar to the conditions reducing the ALLL, the Company has also experienced some improvement in credit quality metrics for unfunded lending commitments. These improvements are offset by increases in levels of unfunded loan commitments. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as changes in credit quality.

A significant portion of net earnings in recent periods is attributable to the reduction in the allowance for credit losses. This is primarily attributable to continued reduction in both the quantity of problem loans and their loss severity. Although we currently expect further reductions in the allowance based on expected improvements in credit quality, this source of earnings is not sustainable into perpetuity; furthermore, a deterioration in economic conditions within our footprint would likely result in net additions to the allowance, which could result in a significant change in profitability.

Noninterest Income
Noninterest income represents revenues the Company earns for products and services that have no associated interest rate or yield. For the first quarter of 2014, noninterest income was $138.3 million compared to $121.2 million for the same prior year period. The $17.1 million increase was primarily attributable to the $27.6 million increase in fix income securities gains. The following are major components of noninterest income line items impacting the first quarter change.

Capital markets and foreign exchange income includes trading income, public finance fees, foreign exchange income, and other capital market related fees. In the first quarter of 2014, capital markets and foreign exchange income decreased by $2.5 million from the same period in 2013. The decrease was primarily caused by lower income from trading fixed income corporate bonds, decreased foreign exchange income, and decreased fees from municipal bond transactions.

ZIONS BANCORPORATION AND SUBSIDIARIES

Dividends and other investment income consists of revenue from the Company’s bank-owned life insurance (“BOLI”) program and revenues from other investments. Revenues from other investments include dividends on FHLB and Federal Reserve Bank stock, and earnings from other equity investments, including Federal Agricultural Mortgage Corporation (“FAMC”) and certain alternative venture investments. For the first quarter of 2014, this income was $7.9 million, compared to $12.7 million in the first quarter of 2013. The decrease is mostly caused by lower income from alternative venture investments, primarily at Amegy Bank, and lower BOLI income.

Loan sales and servicing income declined $4.5 million during the first quarter, or 41%, compared to the prior year period. The decrease is primarily caused by decreased income from loan sales, partly offset by increased servicing fees. In first quarter of 2014, the Company originated fewer mortgages and retained more loans in its portfolio than in the same period of 2013.

Fair value and nonhedge derivative losses were $8.5 million in the first quarter of 2014 and $5.4 million in the comparable period in 2013. Approximately $2 million of the increased losses in 2014 was mainly due to higher payments related to the TRS agreement. The TRS was terminated on April 28, 2014 and the expected cost of the TRS in the second quarter of 2014 will be approximately $0.5 million, after which it will be zero.

Fixed income securities gains were $30.9 million in the first quarter of 2014, compared to gains of $3.3 million in the first quarter of 2013. The net gain recorded in the first quarter was primarily due to sales of CDOs whose amortized cost was written down to fair value at December 31, 2013. See “Investment Securities Portfolio” on page 61 for additional information.

The Company recognized net impairment losses on investment securities of $27 thousand in the first quarter of 2014, compared to $10.1 million in the first quarter of 2013. See “Investment Securities Portfolio” on page 61 for additional information.

Noninterest Expense
Noninterest expense increased by 0.2% or $0.7 million to $398.1 million in the first quarter of 2014 compared to the same prior year period. The increase was primarily caused by increased salaries and employee benefits and a higher provision for unfunded lending commitments, offset by a lower credit-related expense and other expenses. The following are major components of noninterest expense line items impacting the first quarter change.

Salaries and employee benefits increased by 1.6% during the first quarter of 2014, compared to the same prior year period. Most of the increase can be attributed to higher base salaries and bonuses driven by an increase of 182 in FTEs from the first quarter of 2013.

Credit-related expense declined $3.6 million to $6.9 million in the first quarter of 2014, compared to the same prior year period. The decrease in 2014 is primarily attributable to lower workout costs and legal expenses, which was a result of lower levels of problem credits compared to 2013.

Professional and legal services were $11.0 million in the first quarter of 2014, compared to $10.5 million in the first quarter of 2013. Most of these costs are attributed to higher consulting expenses for projects to replace and/or upgrade the Company’s core loan, deposit, and accounting systems.

Other noninterest expense for the first quarter of 2014 was $72.7 million, compared to $78.1 million for first quarter of 2013. The decrease is mostly the result of decreased write-downs of the FDIC indemnification asset. The balance of FDIC-supported loans has declined significantly since the first quarter of 2013, primarily due to pay-downs and pay-offs.

As of March 31, 2014, the Company had 10,482 full-time equivalent employees, compared to 10,300 at March 31, 2013.

ZIONS BANCORPORATION AND SUBSIDIARIES

Income Taxes
The Company’s income tax expense for the first quarter of 2014 was $56.1 million, compared to $60.6 million for the first quarter of 2013. The effective income tax rates, including the effects of noncontrolling interests for the first quarters of 2014 and 2013, were 35.7% and 35.4%, respectively. The tax expense rate for the first quarters of 2014 and 2013 were both benefited primarily by the non-taxability of certain income items. The tax rate for the first quarter of 2014 was slightly higher compared to the same period in 2013 due to a slight decrease in the amount of nontaxable items relative to pretax income as well as a reduction of tax credits available to the Company in 2014.

The Company had a net deferred tax asset (“DTA”) balance of $187 million at March 31, 2014, compared to $304 million at December 31, 2013. The decrease in the DTA during the first quarter of 2014 resulted primarily from the sale of CDO securities, loan charge-offs in excess of loan loss provisions, and the payout of accrued compensation. The decrease in the deferred tax liability related to premises and equipment. The deferred gain on the Company’s 2009 debt exchange offset some of the overall decrease in DTA.

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

Average interest-earning assets were $51.5 billion for the first quarter of 2014, compared to $49.7 billion in first quarter of 2013. Average interest-earning assets as a percentage of total average assets for the first quarter of 2014 was 93.0%, compared to 92.3% for the same prior year period.

Average total loans, including FDIC-supported loans, were $39.1 billion and $37.6 billion for the first quarters of 2014 and 2013, respectively. Average loans as a percentage of total average assets for the first quarter of 2014 was 70.6% compared to 69.8% in the corresponding prior year period.

Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, increased by 0.3% to $8.1 billion for the first quarter of 2014, essentially unchanged from the same period in 2013. Average securities increased by 7.9% from the first quarter of 2013. Average total deposits increased by 3.1% while average total loans increased by 4.1% for the first quarter of 2014 compared to the same prior year period. Increased deposits combined with moderate loan growth resulted in higher balances of excess cash that were deployed in money market investments.
Investment Securities Portfolio
We invest in securities to generate revenues for the Company; portions of the portfolio are also available as a source of liquidity. The following schedules present a profile of the Company’s investment securities portfolio. The amortized cost amounts represent the Company’s original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in detail in Note 10 of the Notes to Consolidated Financial Statements.
We have included selected credit rating information for certain of the investment securities schedules because this information is one indication of the degree of credit risk to which we are exposed, and significant declines in ratings for our investment portfolio could indicate an increased level of risk for the Company.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	March 31, 2014			December 31, 2013
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$568	$568	$581	$551	$551	$558
Asset-backed securities:
Trust preferred securities – banks and insurance	79	38	54	80	38	51
	647	606	635	631	589	609
Available-for-sale
U.S. Treasury securities	1	1	1	1	2	2
U.S. Government agencies and corporations:
Agency securities	561	558	558	518	519	519
Agency guaranteed mortgage-backed securities	301	311	311	309	317	317
Small Business Administration loan-backed securities	1,367	1,382	1,382	1,203	1,221	1,221
Municipal securities	151	151	151	65	66	66
Asset-backed securities:
Trust preferred securities – banks and insurance	934	759	759	1,508	1,239	1,239
Trust preferred securities – real estate investment trusts	—	—	—	23	23	23
Auction rate securities	7	7	7	7	7	7
Other	2	2	2	28	28	28
	3,324	3,171	3,171	3,662	3,422	3,422
Mutual funds and other	258	252	252	287	280	280
	3,582	3,423	3,423	3,949	3,702	3,702
Total	$4,229	$4,029	$4,058	$4,580	$4,291	$4,311
The amortized cost of investment securities on March 31, 2014 decreased by 7.7% from the balances at December 31, 2013, primarily due to the decreased investments in CDO securities, agency guaranteed mortgage-backed securities, and mutual funds, partially offset by Small Business Administration loan-backed securities, and municipal securities. The CDO securities sold during the first quarter of 2014 consisted of the following:
SECURITIES SOLD IN 2014

	March 31, 2014			Three Months Ended March 31, 2014
(In millions)	Par value	Amortized cost	Carrying value	Sales proceeds	Gain (loss) realized
Performing CDOs
Predominantly bank CDOs	$4	$2	$5	$2	$—
Insurance CDOs	368	352	345	313	(40)
Other CDOs	43	26	26	28	3
Total performing CDOs	415	380	376	343	(37)

Nonperforming CDOs [1]
CDOs credit impaired prior to last 12 months	197	74	73	90	16
CDOs credit impaired during last 12 months	320	127	128	174	47
Total nonperforming CDOs	517	201	201	264	63
Total	$932	$581	$577	$607	$26
1Defined as either deferring current interest (“PIKing”) or OTTI.

ZIONS BANCORPORATION AND SUBSIDIARIES

As of March 31, 2014, 6.8% of the $3.4 billion fair value of available-for-sale (“AFS”) securities portfolio was valued at Level 1, 72.6% was valued at Level 2, and 20.6% was valued at Level 3 under the GAAP fair value accounting hierarchy. At December 31, 2013, 7.0% of the $3.7 billion fair value of AFS securities portfolio was valued at Level 1, 57.7% was valued at Level 2, and 35.3% was valued at Level 3. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of AFS investment securities valued at Level 3 was $879 million at March 31, 2014 and the fair value of these securities was $707 million. The securities valued at Level 3 were comprised of primarily bank and insurance trust preferred CDOs and municipal securities. For these Level 3 securities, net pretax unrealized losses recognized in OCI at March 31, 2014 were $172 million. As of March 31, 2014, we believe we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 AFS securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

Estimated fair value determined under ASC 820 precludes the use of “blockage factors” or liquidity adjustments due to the quantity of securities held by the Company. The Company’s ability to sell in a short period of time a substantial portion of its CDO securities at the indicated estimated fair values, particularly those valued under Level 3, is highly dependent upon market conditions at the time of sale. The market for such securities, which showed substantial improvement in late 2013 and early 2014, remains difficult to predict. Please refer to Notes 5 and 10 of the Notes to Consolidated Financial Statements for more information.

The following schedule presents the Company’s CDOs according to performing tranches without credit impairment, and nonperforming tranches. These CDOs constitute our holdings of our asset-backed securities and consist of both HTM and AFS securities.

CDOs BY PERFORMANCE STATUS

	March 31, 2014
					Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]
							% of carrying value to par
(Dollar amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value			March 31, 2014	December 31, 2013
									Change
Performing CDOs
Predominantly bank CDOs	23	$655	$591	$486	$(105)	5.3%	74%	73%	1%
Insurance-only CDOs	2	50	48	46	(2)	2.2	92	80	12
Other CDOs	—	—	—	—	—	—	—	60	nm
Total performing CDOs	25	705	639	532	(107)	5.1	75	75	—

Nonperforming CDOs [3]
CDOs credit impaired prior to last 12 months	18	383	291	200	(91)	5.5	52	46	6
CDOs credit impaired during last 12 months	8	145	59	42	(17)	5.5	29	33	(4)
Total nonperforming CDOs	26	528	350	242	(108)	5.5	46	41	5
Total CDOs	51	$1,233	$989	$774	$(215)	5.3	63	59	4

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
					Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par

(Dollar amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value

Performing CDOs
Predominantly bank CDOs	23	$687	$617	$499	$(118)	5.6%	73%
Insurance-only CDOs	22	433	413	346	(67)	4.9	80
Other CDOs	3	43	26	26	—	10.6	60
Total performing CDOs	48	1,163	1,056	871	(185)	5.5	75

Nonperforming CDOs [3]
CDOs credit impaired prior to last 12 months	32	614	369	285	(84)	7.0	46
CDOs credit impaired during last 12 months	23	448	187	147	(40)	6.5	33
Total nonperforming CDOs	55	1,062	556	432	(124)	6.8	41

Total CDOs	103	$2,225	$1,612	$1,303	$(309)	6.1	59
 1 Accumulated other comprehensive income, amounts presented are pretax.
2 Margin over related LIBOR index.
3 Defined as either deferring current interest (“PIKing”) or OTTI; the majority are predominantly bank CDOs.

As shown in the following schedule, 10 of the Company’s CDO securities, representing 32.5% of the CDO bank and insurance portfolio’s fair value at March 31, 2014, were upgraded by one or more NRSROs during 2014. The Company attributes these upgrades to improvements in over-collateralization ratios and de-leveraging combined with certain less severe rating agency assumptions and methodologies.

BANK AND INSURANCE TRUST PREFERRED CDOs

	March 31, 2014
(Dollar amounts in millions)	No. of securities	Par amount	Amortized cost	Fair value
Year-to-date rating changes [1]
Upgrade	10	$349	$311	$257
No change	41	884	678	534
Downgrade	—	—	—	—
	51	$1,233	$989	$791
`
1 By any NRSRO

Significant Assumption Changes
The only significant assumption change in 2014 was the reduction in the discount rates used for fair value purposes by approximately 30 bps. In the first quarter of 2014, the Company observed increased prices in market trades and incorporated these observations into the process used to estimate fair value. This trade information included sales of CDO securities by the Company and by third parties throughout the quarter. Accordingly, the fair value of the Company’s CDO portfolio increased in the first quarter, consistent with observable CDO trades.

ZIONS BANCORPORATION AND SUBSIDIARIES

Valuation Sensitivity of Level 3 Bank and Insurance CDOs
The following schedule sets forth the sensitivity of the current internally modeled CDOs’ fair values to changes in the most significant assumptions utilized in the model.

SENSITIVITY OF INTERNAL MODEL

(Amounts in millions)
		Held-to-maturity			Available-for-sale

Fair value at March 31, 2014		$54			$736
		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				15.7%			26.8%
Projected loss percentage from currently performing collateral
1-year		0.3%		16.0%	0.3%		27.1%
years 2-5		1.7%		17.7%	1.5%		28.6%
years 6-30		11.9%		29.6%	9.9%		38.5%
Discount rate [3]
Weighted average spread over LIBOR		546	bps		527	bps
Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.8)			$(7.4)
	50%	(1.7)			(11.1)
	100%	(3.5)			(19.0)
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(2.7)			$(28.2)
	50%	(3.7)			(31.9)
	100%	(5.8)			(38.9)
Increase (decrease) in fair value due to increase in discount rate	+100 bps	$(5.5)			$(51.1)
	+200 bps	(10.2)			(92.8)
Increase (decrease) in fair value due to increase in forward LIBOR curve	+100 bps	$2.3			$11.2
Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$0.5			$14.0
increase in prepayment assumption[6]	+2%	1.1			29.9
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
4 Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30-year losses of 44.3% = 38.5%+50% (0.3%+1.5%+9.9%) and 50.1% = 38.5%+100% (0.3%+1.5%+9.9%), respectively.
5 Prepayment rate for small banks increased to 6.5% per year for the first 1.75 years and to 4% per year thereafter through maturity.

[6]	Prepayment rate for small banks increased to 7.5% per year for the first 1.75 years and to 5% per year thereafter through maturity.

During the first quarter, the market level discount rates applicable to bank and insurance CDOs declined and fair values rose. The discount rate, or credit spread, in the above sensitivity analysis of valuation assumptions is approximately 30 bps lower than that used at December 31, 2013 for the same securities. The increase in the expected collateral credit loss rates over those reported at December 31, 2013 is due to the Company’s sale of insurance CDOs in the first quarter. Insurance CDOs suffered much less collateral default and deferral in the recent

ZIONS BANCORPORATION AND SUBSIDIARIES

cycle than did bank CDOs; therefore, selling the insurance CDOs increased the average loss on the remaining, mostly bank, CDOs.

Bank Collateral Deferral Experience
The Company’s loss and recovery experience on defaults as of March 31, 2014 (and our Level 3 modeling assumption) is essentially a 100% loss on defaulted bank collateral in CDOs, although we have, to date, received several, generally small, recoveries on a few defaults. Securities sales during 2013 and 2014 year to date resulted in the Company reducing its exposure to some unresolved deferring banks. At March 31, 2014, the Company had exposure to 87 deferring issuers of which 80 were in their initial deferral period and seven were redeferrals. We continue to expect that future losses on these deferrals may result from actions other than bank failures – primarily holding company bankruptcies and debt restructurings.

A significant number of previous deferrals have resumed interest payments; 131 issuing banks have either come current and resumed interest payments on their trust preferred securities or have announced they intend to do so at the next payment date. Banks may come current on their trust preferred securities for one or more quarters and then redefer. Such redeferral has occurred in seven of the 87 banks that are currently deferring. Further information on the Company’s valuation process is detailed in Note 10 of the Notes to Consolidated Financial Statements.

The following schedule provides additional information on the below-investment-grade rated bank and insurance trust preferred CDOs’ portions of the AFS and HTM portfolios. The schedule reflects data and assumptions that are included in the calculations of fair value and OTTI. The schedule utilizes the lowest rating assigned by any rating agency to identify those securities below investment grade. The schedule segments the securities by whether or not they have been determined to have credit-related OTTI, and by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses.

BANK AND INSURANCE TRUST PREFERRED CDO VALUES CURRENTLY RATED BELOW-INVESTMENT-GRADE –SORTED BY WHETHER CREDIT RELATED OTTI HAS BEEN TAKEN AND BY ORIGINAL RATINGS
At March 31, 2014

			Total				Credit OTTI loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)	Current year	Life-to- date	Life-to- date
Original ratings of securities, no credit OTTI recognized:
Original AAA	18	48.8%	$542	$495	$389	$(106)	$—	$—	$(65)
Original A	1	1.0	12	12	10	(2)	—	—	—
Original BBB	1	2.7	30	29	27	(2)	—	—	(1)
Total Non-OTTI		52.5	584	536	426	(110)	—	—	(66)
Original ratings of securities, credit OTTI recognized:
Original AAA	1	4.5	50	43	29	(14)	—	(5)	(2)
Original A	24	40.7	452	307	231	(76)	—	(143)	—
Original BBB	1	2.3	25	—	—	—	—	(25)	—
Total OTTI		47.5	527	350	260	(90)	—	(173)	(2)
Total below-investment-grade bank and insurance CDOs		100.0%	$1,111	$886	$686	$(200)	$—	$(173)	$(68)
1 Valuation losses relate to securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.

Other-Than-Temporary Impairment – Investments in Debt Securities
We review investments in debt securities each quarter for the presence of OTTI. For our bank and insurance CDO securities, we use an internal income-based cash flow model which produces a loss-adjusted expected cash flow for the security. The presence of OTTI is identified and the amount of the credit component of OTTI is calculated by

ZIONS BANCORPORATION AND SUBSIDIARIES

discounting this loss-adjusted cash flow at the security-specific effective interest rate and comparing that value to the Company’s amortized cost of the security.
We review the relevant facts and circumstances each quarter to assess our intentions regarding any potential sales of securities, as well as the likelihood that we would be required to sell prior to recovery of amortized cost for AFS securities and prior to maturity for HTM securities. At March 31, 2014, for each AFS security whose fair value is below amortized cost, we have determined that we do not intend to sell the security, and that it was not more likely than not we will be required to sell the security before recovery of its amortized cost basis.

At March 31, 2014, credit-related impairment of $27 thousand was identified in securities that we do not intend to sell. We evaluate the difference between the fair value and the amortized cost of each security and identify if any of the difference is due to credit. The credit component of the difference is recognized by writing down the amortized cost of each security found to have OTTI.

Exposure to State and Local Governments
The Company provides multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and the Company invests in securities issued by the municipalities.
The following schedule summarizes the Company’s exposure to state and local municipalities.
MUNICIPALITIES

(In millions)	March 31, 2014	December 31, 2013

Loans and leases	$482	$449
Held-to-maturity – municipal securities	568	551
Available-for-sale – municipal securities	151	66
Available-for-sale – auction rate securities	7	7
Trading account – municipal securities	42	27
Unused commitments to extend credit	18	17
Total direct exposure to municipalities	$1,268	$1,117
At March 31, 2014, two municipalities had $10 million of loans that were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 91% of the outstanding credits were originated by Zions Bank, CB&T, Amegy, and Vectra. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
All municipal securities are reviewed quarterly for OTTI; see Note 5 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local government entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 94% are rated by major credit rating agencies and were rated investment grade as of March 31, 2014. Municipal securities in the trading account are held for resale to customers. The Company also underwrites municipal bonds and sells most of them to third party investors.
European Exposure
The Company has de minimis credit exposure to foreign sovereign risks, and does not believe its total foreign credit exposure is material. In the normal course of business, the Company may enter into transactions with subsidiaries of companies and financial institutions headquartered in foreign countries. Such transactions may include deposits, loans, letters of credit, and derivatives, as well as foreign currency exchange agreements. As of March 31, 2014, these transactions did not present any material direct or indirect risk exposure to the Company.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company canceled its Total Return Swap (“TRS”) with Deutsche Bank AG (“DB”) effective April 28, 2014 due to the removal, mostly through sale, of over half of the CDOs originally covered by the TRS. See “Noninterest Income” and Note 7 of the Notes to Consolidated Financial Statements for additional information. The CDO portfolio at March 31, 2014, pro forma reflecting cancellation of the TRS, would have been risk-weighted at 200% of amortized cost.

Loan Portfolio
As displayed in the following schedule, commercial and industrial loans were the largest category and constituted 32.0% of the Company’s loan portfolio at March 31, 2014. Construction and land development loans were 5.8% and 5.6% of total loans at March 31, 2014 and December 31, 2013, respectively. Construction and land development loans have declined and continue to remain significantly lower than pre-recession levels of 20.1% of total loans at the end of 2007.

LOAN PORTFOLIO DIVERSIFICATION

	March 31, 2014		December 31, 2013
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$12,512	32.0%	$12,481	32.0%
Leasing	389	1.0	388	1.0
Owner occupied	7,348	18.8	7,437	19.0
Municipal	482	1.2	449	1.2
Total commercial	20,731	53.0	20,755	53.2
Commercial real estate:
Construction and land development	2,264	5.8	2,183	5.6
Term	8,080	20.6	8,006	20.5
Total commercial real estate	10,344	26.4	10,189	26.1
Consumer:
Home equity credit line	2,165	5.5	2,133	5.5
1-4 family residential	4,796	12.2	4,737	12.1
Construction and other consumer real estate	330	0.8	325	0.8
Bankcard and other revolving plans	361	0.9	356	0.9
Other	186	0.5	198	0.5
Total consumer	7,838	19.9	7,749	19.8
FDIC-supported loans [1]	285	0.7	350	0.9
Total net loans	$39,198	100.0%	$39,043	100.0%
1 FDIC-supported loans represent loans acquired from the FDIC subject to loss sharing agreements.
As of March 31, 2014, total net loans and leases were $39.2 billion compared to $39.0 billion at December 31, 2013. Most of the loan portfolio growth during the first three months of 2014 occurred in commercial and industrial, 1-4 family residential, and commercial real estate construction and land development loans. The impact of these increases was partially offset by declines in commercial owner occupied and FDIC-supported loans. The loan portfolio increased primarily at Amegy, CB&T and NSB, while balances declined at Zions Bank.
Commercial and industrial, 1-4 family residential, and commercial real estate construction and land development loan balances grew in part due to reduced volume of prepayments. Commercial owner occupied loans declined mostly due to strategic runoff and attrition of the National Real Estate loan portfolio at Zions Bank. We expect commercial real estate construction and land development loan balances to increase at a modest rate over the next several quarters. The balance of FDIC-supported loans declined mainly due to pay-downs and pay-offs, and the fact that the Company has not purchased additional loans with FDIC loss sharing coverage since 2009. During 2014, the FDIC-supported loan loss share agreements will expire, with the exception of coverage for a small amount of residential mortgage loans. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding FDIC-supported loans and loss share agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Other Noninterest-Bearing Investments
The following schedule sets forth the Company’s other noninterest-bearing investments.
OTHER NONINTEREST-BEARING INVESTMENTS

	March 31, 2014	December 31, 2013
(In millions)

Bank-owned life insurance	$469	$466
Federal Home Loan Bank stock	105	105
Federal Reserve stock	119	121
SBIC investments	61	61
Non-SBIC investment funds and other	95	103
	$849	$856
See “Market Risk – Equity Investments” on page 81 for additional information on the impact of the Dodd Frank Act on the non-SBIC investments.
Premises and Equipment
Premises and equipment increased $59 million during the first quarter of 2014 due primarily to the acquisition of land to develop a new corporate facility for the Company’s Amegy Bank subsidiary in Texas.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first quarter of 2014 increased by 3.1%, compared to the same prior year period, with average interest-bearing deposits increasing by 0.1% and average noninterest-bearing deposits increasing 7.8%. The increase in noninterest-bearing deposits was largely driven by increased deposits from business customers. The average interest rate paid for interest-bearing deposits was 4 bps lower during the first quarter of 2014 than in the comparable prior year period.
Core deposits at March 31, 2014, which exclude time deposits larger than $100,000 and brokered deposits, increased by 0.5%, or $201 million, from December 31, 2013. The increase was mainly due to increases in noninterest-bearing and interest-bearing demand deposits, partially offset by decreased savings and money market accounts, foreign deposits and time deposits. Demand and savings and money market deposits comprised 91.0% of total deposits at March 31, 2014, compared with 90.1% at December 31, 2013.
Throughout 2013, the Company maintained a low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At March 31, 2014, total deposits included $39 million of brokered deposits, compared to $29 million at December 31, 2013.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Credit risk associated with counterparties to off-balance sheet credit instruments is generally limited to the hedging of interest rate risk through the use of swaps and futures. Our subsidiary banks that engage in this activity have ISDA agreements in place under which derivative transactions are entered into with major derivative dealers. Each ISDA agreement details the collateral arrangements between our subsidiary banks and their counterparties. In every case, the amount of the collateral required to secure the exposed party in the derivative transaction is determined by the fair value of the derivative and the credit rating of the party with the obligation. Some of the counterparties are domiciled in Europe; however, the Company’s maximum exposure that is not cash collateralized to any single counterparty was not material as of March 31, 2014.
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
The credit quality of the Company’s loan portfolio remained strong during the first three months of 2014. Nonperforming lending-related assets at March 31, 2014 decreased by 2.4% and 35.5% from December 31, 2013, and March 31, 2013, respectively. The decrease was offset by a slight increase of 4.5% in the level of classified loans. Gross charge-offs for the first quarter of 2014 declined to $20.8 million from $37.4 million for the fourth quarter of 2013. Net charge-offs decreased to $7.9 million from $19.2 million for the same periods.
A more comprehensive discussion of our credit risk management is contained in the Company’s 2013 Annual Report on Form 10-K.
FDIC-Supported Loans
The Company’s loan portfolio includes loans that were acquired from failed banks in 2009: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans were covered under loss sharing agreements with the FDIC for which the FDIC generally assumed 80% of losses up to a specified threshold and 95% of losses above that threshold. The Company does not expect total losses to exceed the higher threshold because acquired loans have performed better than originally expected. Beginning in 2014 through September 30, the loss sharing agreements expire for a substantial portion of these loans. FDIC-supported loans represented 0.7% and 0.9% of the Company’s total loan portfolio at March 31, 2014 and December 31, 2013, respectively. Refer to Note 6 of the

ZIONS BANCORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements for more information.
NET LOSSES COVERED BY FDIC LOSS SHARING AGREEMENTS

	Inception through March 31, 2014
(In millions)	Total actual net losses	Threshold

Alliance Bank	$165	$275
Great Basin Bank	11	40
Vineyard Bank	194	465
	$370	$780
Government Agency Guaranteed Loans
The Company participates in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of March 31, 2014, the principal balance of these loans was $564 million, and the guaranteed portion was approximately $424 million. Most of these loans were guaranteed by the Small Business Administration.
The following schedule presents the composition of government agency guaranteed loans, excluding FDIC-supported loans.
GOVERNMENT GUARANTEES

(Amounts in millions)	March 31, 2014	Percent guaranteed	December 31, 2013	Percent guaranteed

Commercial	$542	75%	$552	75%
Commercial real estate	18	77	17	76
Consumer	4	100	4	100
Total loans excluding FDIC-supported loans	$564	76	$573	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	March 31, 2014		December 31, 2013
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,940	14.2%	$2,937	14.1%
Mining, quarrying and oil and gas extraction	2,238	10.8	2,205	10.6
Manufacturing	2,210	10.7	2,181	10.5
Retail trade	1,768	8.5	1,737	8.4
Wholesale trade	1,478	7.1	1,464	7.1
Healthcare and social assistance	1,214	5.9	1,211	5.8
Finance and insurance	1,168	5.6	1,168	5.6
Transportation and warehousing	1,068	5.2	1,074	5.2
Construction	929	4.5	925	4.5
Professional, scientific and technical services	893	4.3	928	4.5
Accommodation and food services	794	3.8	799	3.8
Other [1]	4,031	19.4	4,126	19.9
Total	$20,731	100.0%	$20,755	100.0%
 1 No other industry group exceeds 5%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	3/31/2014	$1,105	$722	$2,091	$587	$473	$1,083	$1,069	$210	$740	$8,080	78.1%
% of loan type		13.7%	8.9%	25.9%	7.3%	5.9%	13.4%	13.2%	2.6%	9.1%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2014	0.2%	0.5%	0.1%	1.8%	0.1%	0.1%	0.1%	—	1.4%	0.4%
	12/31/2013	0.3%	—	0.2%	0.7%	—	0.2%	0.1%	—	0.4%	0.2%
≥ 90 days	3/31/2014	0.4%	0.3%	0.2%	—	—	0.3%	0.5%	—	0.7%	0.3%
	12/31/2013	—	0.5%	0.4%	—	—	0.3%	0.1%	—	0.5%	0.2%
Accruing loans past due 90 days or more	3/31/2014	$1	$1	$2	$—	$—	$—	$—	$—	$—	$4
	12/31/2013	—	1	5	—	—	—	—	—	—	6
Nonaccrual loans	3/31/2014	7	6	10	8	3	3	6	1	15	59
	12/31/2013	7	4	13	8	1	7	6	1	13	60
Residential construction and land development
Balance outstanding	3/31/2014	$56	$38	$273	$7	$38	$217	$86	$16	$16	$747	7.2%
% of loan type		7.5%	5.1%	36.5%	0.9%	5.1%	29.0%	11.5%	2.2%	2.2%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2014	0.6%	—	—	—	0.7%	0.2%	—	—	—	0.1%
	12/31/2013	1.0%	—	—	—	0.4%	—	—	—	—	0.1%
≥ 90 days	3/31/2014	—	—	0.1%	—	—	2.7%	—	—	—	0.8%
	12/31/2013	—	—	0.1%	—	—	3.0%	0.2%	—	—	0.9%
Accruing loans past due 90 days or more	3/31/2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2013	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2014	1	—	—	—	—	9	—	—	—	10
	12/31/2013	1	—	—	—	—	9	—	—	—	10
Commercial construction and land development
Balance outstanding	3/31/2014	$94	$78	$309	$91	$142	$350	$356	$41	$56	$1,517	14.7%
% of loan type		6.2%	5.1%	20.4%	6.0%	9.3%	23.1%	23.5%	2.7%	3.7%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2014	0.4%	—	—	0.5%	—	1.0%	—	—	—	0.3%
	12/31/2013	0.7%	0.8%	0.5%	4.9%	—	0.3%	—	—	—	0.6%
≥ 90 days	3/31/2014	—	—	—	—	—	1.5%	—	—	—	0.4%
	12/31/2013	—	—	—	—	—	1.5%	—	—	—	0.4%
Accruing loans past due 90 days or more	3/31/2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2013	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2014	—	—	—	1	—	5	13	—	—	19
	12/31/2013	—	1	—	—	—	5	13	—	—	19
Total construction and land development	3/31/2014	$150	$116	$582	$98	$180	$567	$442	$57	$72	$2,264
Total commercial real estate	3/31/2014	$1,255	$838	$2,673	$685	$653	$1,650	$1,511	$267	$812	$10,344	100.0%
1No other geography exceeds $119 million for all three loan types.
2Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 16% of the CRE term loans consist of mini-perm loans at March 31, 2014. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 84% of CRE loans are term loans with initial maturities generally of 5 to 20 years.
Approximately 17% of the commercial construction and land development portfolio at March 31, 2014 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are key in the underwriting, because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class. Heavy consideration is given to market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursements are made.
Real estate appraisals are ordered and validated independently of the loan officer and the borrower, generally by each subsidiary bank’s internal appraisal review function, which is staffed by licensed appraisers. In some cases, reports from automated valuation services are used. Appraisals are ordered from outside appraisers at the inception, renewal or, for CRE loans, upon the occurrence of any event causing a downgrade to a “criticized” or “classified” designation. The frequency for obtaining updated appraisals for these adversely graded credits is increased when declining market conditions exist.
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

In general, we obtain and consider financial information for the guarantor as part of our underwriting decision to grant or extend credit. Complete underwriting of the guarantor includes, but is not limited to, an analysis of the guarantor’s current financial statements, leverage, liquidity, global cash flow, global debt service coverage, contingent liabilities, etc. The assessment also includes a qualitative analysis of the guarantor’s willingness to perform in the event of a problem and demonstrated history of performing in similar situations. Additional analysis may include personal financial statements, tax returns, liquidity (brokerage) confirmations and other reports, as appropriate.
A qualitative assessment is performed on a case-by-case basis to evaluate the guarantor’s experience, performance

ZIONS BANCORPORATION AND SUBSIDIARIES

track record, reputation, performance of other related projects with which we are familiar, and our relationship history with the guarantor. We also utilize market information sources, rating and scoring services in our assessment. This qualitative analysis coupled with a documented quantitative ability to support the loan may result in a higher-quality internal loan grade, which may reduce the level of allowance the Company estimates. Previous documentation of the guarantor’s financial ability to support the loan is discounted if, at any point in time, there is any indication of a lack of willingness by the guarantor to support the loan.

In the event of default, we evaluate the pursuit of any and all appropriate potential sources of repayment, which may come from multiple sources, including the guarantee. A number of factors are considered when deciding whether or not to pursue a guarantor, including, but not limited to, the value and liquidity of other sources of repayment (collateral), the financial strength and liquidity of the guarantor, possible statutory limitations and the overall cost of pursuing a guarantee compared to the ultimate amount we may be able to recover otherwise.

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

The Company is engaged in home equity credit line (“HECL”) lending. At March 31, 2014, the Company’s HECL portfolio totaled $2.2 billion. Approximately $1.1 billion of the portfolio is secured by first deeds of trust, while the remaining $1.1 billion is secured by junior liens.

As of March 31, 2014, loans representing approximately 6% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.

More than 97% of the Company’s HECL portfolio is still in the draw period, and approximately 39% is scheduled to begin amortizing within the next five years; however, most of the loans are expected to be renewed for a second 10-year period after a satisfactory review of the borrower’s credit history and ability to repay the loan. The annualized credit losses for the HECL portfolio were 3 bps and 40 bps for the first three months of 2014 and 2013, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.

Nonperforming Assets
Nonperforming lending-related assets as a percentage of loans and leases and OREO decreased to 1.12% at March 31, 2014, compared with 1.15% at December 31, 2013 and 1.80% at March 31, 2013.

Total nonaccrual loans, excluding FDIC-supported loans, at March 31, 2014 decreased by $5 million and $192 million from December 31, 2013 and March 31, 2013, respectively. The decrease is primarily due to decreases in commercial owner occupied loans, commercial real estate term loans, and 1-4 family residential loans. The largest total decreases in nonaccrual loans occurred at Zions Bank and Amegy.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

does not allow for the conversion of nonaccrual construction and land development loans to commercial real estate term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information.

The following schedule sets forth the Company’s nonperforming lending-related assets:

NONPERFORMING LENDING-RELATED ASSETS

(Amounts in millions)	March 31, 2014	December 31, 2013

Nonaccrual loans	$398	$402
Other real estate owned	38	43
Nonperforming lending-related assets, excluding FDIC-supported assets	436	445
FDIC-supported nonaccrual loans	4	4
FDIC-supported other real estate owned	1	3
FDIC-supported nonperforming lending-related assets	5	7
Total nonperforming lending-related assets	$441	$452

Ratio of nonperforming lending-related assets to net loans and leases[1] and other real estate owned	1.12%	1.15%
Accruing loans past due 90 days or more, excluding FDIC-supported loans	$7	$10
FDIC-supported loans past due 90 days or more	32	30
Ratio of accruing loans past due 90 days or more to loans[1] and leases	0.10%	0.10%
Nonaccrual loans and accruing loans past due 90 days or more	$440	$447
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans[1] and leases	1.12%	1.14%
Accruing loans past due 30 - 89 days, excluding FDIC-supported loans	$111	$105
FDIC-supported loans past due 30 - 89 days	4	12
Classified loans, excluding FDIC-supported loans	1,296	1,240
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

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely principal and interest payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected on the B notes are accounted for as recoveries. The outstanding carrying value of loans restructured using the A/B note strategy was approximately $118 million at March 31, 2014, and $126 million at December 31, 2013.

If the restructured loan performs for at least six months according to the modified terms, and an analysis of the customer’s financial condition indicates that the Company is reasonably assured of repayment of the modified

ZIONS BANCORPORATION AND SUBSIDIARIES

principal and interest, the loan may be returned to accrual status. The borrower’s payment performance prior to and following the restructuring is taken into account to determine whether or not a loan should be returned to accrual status.

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	March 31, 2014	December 31, 2013
(In millions)

Restructured loans – accruing	$319	$345
Restructured loans – nonaccruing	130	136
Total	$449	$481

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

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended March 31,
(In millions)	2014	2013

Balance at beginning of period	$481	$623
New identified TDRs and principal increases	14	59
Payments and payoffs	(33)	(53)
Charge-offs	(1)	(3)
No longer reported as TDRs	(11)	(3)
Sales and other	(1)	(13)
Balance at end of period	$449	$610
Other Nonperforming Assets
In addition to lending-related nonperforming assets, the Company had $42 million in carrying value ($53 million at amortized cost) of investments in debt securities (primarily bank and insurance company CDOs) that were on nonaccrual status at March 31, 2014, compared to $224 million in carrying value ($239 million at amortized cost) at December 31, 2013, and $180 million and $455 million at March 31, 2013, respectively.

Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	Three Months Ended March 31, 2014	Twelve Months Ended December 31, 2013	Three Months Ended March 31, 2013

Loans and leases outstanding (net of unearned income)	$39,198	$39,043	$37,762
Average loans and leases outstanding (net of unearned income)	$39,125	$38,107	$37,598
Allowance for loan losses:
Balance at beginning of period	$746	$896	$896
Provision charged against earnings	(1)	(87)	(29)
Adjustment for FDIC-supported loans	(1)	(11)	(7)
Charge-offs:
Commercial	(10)	(76)	(18)
Commercial real estate	(8)	(26)	(7)
Consumer	(3)	(29)	(10)
Total	(21)	(131)	(35)
Recoveries:
Commercial	8	41	8
Commercial real estate	3	25	5
Consumer	2	13	4
Total	13	79	17
Net loan and lease charge-offs	(8)	(52)	(18)
Balance at end of period	$736	$746	$842

Ratio of annualized net charge-offs to average loans and leases	0.08%	0.14%	0.19%
Ratio of allowance for loan losses to net loans and leases, at period end	1.88%	1.91%	2.23%
Ratio of allowance for loan losses to nonperforming loans, at period end	183.47%	183.54%	141.68%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	167.54%	166.97%	128.70%

The total ALLL declined during the first quarter of 2014 due to the positive credit trends experienced in our major loan portfolio segments during the past few years. Recent and historic periods are weighted the same when determining historical loss factors. The quantitatively derived portion of the ALLL declined or was relatively stable in aggregate across the Company during the first quarter of 2014. Improvements in credit quality during the first quarter of 2014 were widespread geographically; however, CB&T and Amegy experienced moderate increases in levels of classified loans. The portion of the ALLL related to qualitative and environmental factors remained relatively unchanged in aggregate across the Company.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve decreased by $1.0 million from December 31, 2013, and $11.8 million from March 31, 2013.

See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses and credit trends experienced in each portfolio segment.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Interest Rate Risk
Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The asset sensitivity of the Company’s balance sheet changed minimally during 2013 and the first quarter of 2014.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
REPRICING SCENARIO ASSUMPTIONS BY DEPOSIT PRODUCT

	As of March 31, 2014
	Fast		Slow
Product	Effective duration (base)	Effective duration (+200 bps)	Effective duration (base)	Effective duration (+200 bps)

Demand deposits	(1.66)%	(1.79)%	(2.57)%	(2.85)%
Money market	(0.78)%	(0.74)%	(1.16)%	(1.10)%
Savings and interest on checking	(2.93)%	(2.78)%	(3.46)%	(3.03)%
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

ZIONS BANCORPORATION AND SUBSIDIARIES

to increased model uncertainty.

INCOME SIMULATION – CHANGE IN INTEREST RATE SENSITIVE INCOME

	As of March 31, 2014
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(2.9)%	6.0%	12.5%	18.8%
Slow	(2.9)%	7.3%	15.0%	22.5%

	As of December 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(2.8)%	5.7%	12%	18.1%
Slow	(2.9)%	7.0%	14.5%	21.8%

The following schedule includes changes in the MVE from -100 bps to +300 bps parallel rate moves for both “fast” and “slow” scenarios.

CHANGES IN MARKET VALUE OF EQUITY

	As of March 31, 2014
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(0.1)%	1.7%	3.5%	4.4%
Slow	(4.1)%	6.8%	13.8%	19.2%

	As of December 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	0.6%	1.1%	2.6%	3.3%
Slow	(3.5)%	6.2%	13.0%	18.4%

During the first quarter of 2014, changes in interest rate sensitivity were, among other things, driven primarily by balance sheet mix composition:

•	disposition of CDO securities; and

•	the maturity of long-term debt that was not replaced.

Market Risk – Fixed Income
The Company engages in the underwriting and trading of municipal securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities. At March 31, 2014, the Company had $56 million of trading assets and $1 million of securities sold, not yet purchased, compared with $35 million and $74 million, respectively, at December 31, 2013.

The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During the first quarter of 2014, the after-tax change in AOCI attributable to AFS and HTM securities was an increase of $49 million compared to a $42 million increase in the same prior year period. The primary reason for the increase is the observed improvement in market values of trust preferred CDOs. If any of the AFS or HTM securities become other-than-temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” on page 61 for additional information on OTTI.

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

These private equity investments are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act, as published on December 10, 2013, prohibits banks and bank holding companies from holding private equity investments beyond July 2015, except for SBIC funds. The Company may apply for two one-year exceptions that would extend the disposal deadline to July 2017. As of March 31, 2014, such prohibited private equity investments, except for SBIC funds, amounted to $59 million. The Company currently does not believe that this divestiture requirement will have a material negative impact on the value of these investments.The Company’s earnings from these investments, and the potential volatility of these earnings, are expected to decline over the next several years and will ultimately cease.

A more comprehensive discussion of the Company’s interest rate and market risk management is contained in the Company’s 2013 Annual Report on Form 10-K.

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

Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries increased to $9.5 billion at March 31, 2014 from $9.3 billion at December 31, 2013. The $0.2 billion increase during the first quarter of 2014 resulted primarily from (1) a decrease in investment securities, (2) an increase in deposits, and (3) net cash provided by operating activities. These increases were partially offset by (1) net loan originations and (2) repayments of debt.

Maturities of Long-Term Debt During Remainder of 2014
The Company’s long-term debt maturities during the remaining three quarters of 2014 include:

ZIONS BANCORPORATION AND SUBSIDIARIES

(Amounts in millions)		Coupon Rate	March 31, 2014
Entity	Description		Carrying Balance	Par Amount	Maturity

Parent	Subordinated note	5.65%	$30.3	$30.2	May 15, 2014
Parent	Convertible subordinated note	5.65%	73.8	75.7	May 15, 2014
Parent	Senior note	7.75%	238.7	242.3	Sept 23, 2014
			342.8	348.2

Amegy	Subordinated note	3mL + 1.25%	75.0	75.0	Sept 22, 2014
			$417.8	$423.2
This schedule excludes long-term senior notes under our senior medium-term note program of approximately $175 million par amount at March 31, 2014 for which the Parent has early optional redemption provisions during the remainder of 2014. As of May 8, 2014, the Company was in process of exercising early redemptions for $130 million of senior medium-term notes. There are no required redemptions of senior medium-term notes during the remainder of 2014.
Proposed Liquidity Regulation
In October 2013, U.S. banking regulators issued a Notice of Proposed Rulemaking that would implement a quantitative liquidity requirement in the U.S. generally consistent with the Liquidity Coverage Ratio (“LCR”) minimum liquidity measure established under the Basel III liquidity framework. Under the proposed rule, the Company would be subject to a modified LCR standard, which required a financial institution to hold a buffer of high-quality, liquid assets to fully cover net cash outflows under a 21-day systematic liquidity stress scenario.
The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (“NSFR”), which required the amount of available longer-term, stable sources of funding to be at least 100 percent of the required amount of longer-term stable funding over a one-year period. U.S. banking regulators have announced that they expect to issue proposed rulemaking to implement the NFSR. The Company is closely monitoring the development of the proposed liquidity ratios and the potential impact upon its liquidity and funding.
Beginning in January 2015, the Company will be required to conduct monthly liquidity stress tests. These tests will incorporate scenarios designed by the Company subject to review by the Federal Reserve.
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
Cash, interest-bearing deposits held as investments, and security resell agreements at the Parent increased to $1,224 million at March 31, 2014 from $903 million at December 31, 2013. The $321 million increase during the first quarter of 2014 was primarily a result of dividends received from its subsidiaries and from sales and paydowns of CDO securities. These increases were partially offset by repayments of long-term debt, interest payments on debt, and the payment of preferred and common dividends.
Due to the Parent’s adequate level of cash and short-term investments, and the increase in these assets during the first quarter of 2014, the Parent did not access cash in the capital markets. The primary uses of cash in the capital markets for the Parent during the first quarter of 2014 were the repayment of senior notes totaling $125 million. As previously shown under “Maturities of Long-Term Debt During Remainder of 2014,” the Parent has long-term debt maturities in 2014 and may also repay other higher-cost long-term debt prior to maturity during this same period.
During the first quarter of 2014, the Parent received common dividends and return of common equity totaling $58 million from its subsidiary banks. During the first quarter of 2013, the Parent received $120 million from its subsidiaries for common dividends and return of common equity, and preferred dividends, and $25 million from the redemption of preferred stock issued to the Parent. The dividends that our subsidiary banks can pay to the Parent are

ZIONS BANCORPORATION AND SUBSIDIARIES

restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During the first quarter of 2014, all of the Company’s subsidiary banks recorded a profit, except TCBO, which operated at approximately break-even. We expect that this profitability will be sustained, thus permitting continued payments of dividends and/or returns of capital by the subsidiaries to the Parent during 2014.
General financial market and economic conditions impact the Company’s access to and cost of external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first quarter of 2014. Standard & Poor’s, Fitch, Dominion Bond Rating Service (“DBRS”), and Kroll all rate the Company’s senior debt at an investment grade level, while Moody’s rates the Company’s senior debt as Ba1 (one notch below investment grade). In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment grade.
The following schedule presents the Parent’s balance sheet as of March 31, 2014, December 31, 2013, and March 31, 2013.
PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
ASSETS
Cash and due from banks	$1,223,423	$902,697	$1,779
Interest-bearing deposits	89	72	106,425
Security resell agreements	—	—	850,000
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $33,704, $31,422 and $24,500)	17,336	17,359	19,654
Available-for-sale, at fair value	338,053	675,895	495,631
Loans	—	—	1,278
Other noninterest-bearing investments	30,161	37,154	48,785
Investments in subsidiaries:
Commercial banks and bank holding company	6,771,460	6,700,315	6,697,996
Other operating companies	30,456	31,535	35,580
Nonoperating – ZMFU II, Inc. [1]	44,459	44,511	43,557
Receivables from subsidiaries:
Other operating companies	10,000	—	5,000
Other assets	216,296	278,392	257,540
	$8,681,733	$8,687,930	$8,563,225
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$187,348	$200,729	$106,663
Subordinated debt to affiliated trusts	15,464	15,464	309,278
Long-term debt:
Due to affiliates	266	17	—
Due to others	1,892,439	2,007,157	1,791,879
Total liabilities	2,095,517	2,223,367	2,207,820
Shareholders’ equity:
Preferred stock	1,003,970	1,003,970	1,301,289
Common stock	4,185,513	4,179,024	4,170,888
Retained earnings	1,542,195	1,473,670	1,290,131
Accumulated other comprehensive loss	(145,462)	(192,101)	(406,903)
Total shareholders’ equity	6,586,216	6,464,563	6,355,405
	$8,681,733	$8,687,930	$8,563,225
1 ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first quarters of 2014 and 2013, the Parent’s operating expenses included cash payments for interest of approximately $26 million and $44 million, respectively. Additionally, the Parent paid approximately $24 million of dividends on preferred and common stock for both the first quarters of 2014 and 2013.

At March 31, 2014, maturities of the Parent’s long-term senior and subordinated debt ranged from May 2014 to September 2028.

Subsidiary Bank Liquidity
The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At March 31, 2014, these core deposits, excluding brokered deposits, in aggregate, constituted 97.2% of consolidated deposits, compared with 97.1% at December 31, 2013. On a consolidated basis, the Company’s net loan to total deposit ratio was 84.2% at both March 31, 2014 and December 31, 2013.

Total deposits increased by $170 million to $46.5 billion at March 31, 2014 compared to December 31, 2013 due to increases of $499 million in noninterest-bearing demand deposits and $116 million in savings deposits, partially offset by decreases of $332 million in foreign deposits, $64 million in time deposits and $49 million in money market deposits. Average deposits during the first quarter of 2014 decreased by $476 million compared to the fourth quarter of 2013, mainly due to decreases of $284 million in noninterest-bearing demand deposits and $82 million in time deposits.

During the first quarter of 2014, the subsidiary banks increased their investments in security resell agreements by $39 million and decreased their interest-bearing deposits held for investment by $17 million.

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

At March 31, 2014, the amount available for additional FHLB and Federal Reserve borrowings was approximately $16.9 billion. Loans with a carrying value of approximately $23.5 billion at March 31, 2014, and $23.0 billion at December 31, 2013, have been pledged at the Federal Reserve and various FHLBs as collateral for current and potential borrowings. The Company had a de minimis amount (approximately $23 million) of long-term borrowings outstanding with the FHLB at March 31, 2014, which was essentially unchanged from December 31, 2013, and had no short-term FHLB or Federal Reserve borrowings outstanding, which also was unchanged from December 31, 2013. At both March 31, 2014 and December 31, 2013, the subsidiary banks’ total investment in FHLB stock was approximately $105 million. The subsidiary banks’ total investment in Federal Reserve stock was approximately $119 million and $121 million for the same respective dates.

The Company’s investment activities can provide or use cash, depending on the asset-liability management posture taken. During the first quarter of 2014, investment securities’ activities resulted in a net decrease in investment securities and a net $378 million increase in cash compared with a net $120 million decrease in cash for the first quarter of 2013.

Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the first quarter of 2014 resulted in a net cash outflow of $169 million compared to a net cash outflow of $127 million for the first quarter of 2013.

ZIONS BANCORPORATION AND SUBSIDIARIES

As previously disclosed in “Maturities of Long-Term Debt During Remainder of 2014,” Amegy has a $75 million subordinated note due in September 2014.

A more comprehensive discussion of our liquidity management is contained in the Company’s 2013 Annual Report on Form 10-K.

Operational Risk Management
Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. In its ongoing efforts to identify and manage operational risk, the Company has an Enterprise Risk Management department whose responsibility is to help employees, management and the Board to assess, understand, measure, monitor and manage risk in accordance with the Company’s Risk Appetite Framework. We have documented both controls and the Control Self Assessment related to financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the Federal Deposit Insurance Corporation Improvement Act of 1991.

To manage and minimize its operational risk, the Company has in place transactional documentation requirements; systems and procedures to monitor transactions and positions; systems and procedures to detect and mitigate attempts to commit fraud, penetrate the Company’s systems or telecommunications, access customer data, and/or deny normal access to those systems to the Company’s legitimate customers; regulatory compliance reviews; and periodic reviews by the Company’s internal audit and credit examination departments. Reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we maintain contingency plans and systems for operational support in the event of natural or other disasters. We also mitigate operational risk through the purchase of insurance, including errors and omissions and professional liability insurance.

Efforts are continually underway to improve the Company’s oversight of operational risk, including enhancement of risk and control self assessments and antifraud measures, which are reported to the Operational Risk Committee, the Enterprise Risk Management Committee, and the Risk Oversight Committee of the Board. Late in 2013, the Company further improved operational risk management by creating and staffing the position of Director of Operational Risk, to better coordinate and oversee the Company’s operational risk management. The number and sophistication of attempts to disrupt or penetrate the Company’s critical systems, sometimes referred to as hacking, cyberfraud, cyberattacks, cyberterrorism, or other similar names, also continues to grow. On a daily basis, the Company, its customers, and other financial institutions are subject to a large number of such attempts. The Company has established systems and procedures to monitor, thwart or mitigate damage from such attempts, and usually these efforts have been successful. However, in some instances we, or our customers, have been victimized by cyberfraud (related losses to the Company have not been material), or some of our customers have been temporarily unable to routinely access our online systems as a result of, for example, distributed denial of service attacks.

CAPITAL MANAGEMENT
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.

Controlling interest shareholders’ equity increased by 1.9% from $6.5 billion at December 31, 2013 to $6.6 billion at March 31, 2014. The increase in total controlling interest shareholders’ equity is primarily due to $101.2 million of net income applicable to the controlling interest and a $49.4 million improvement in net unrealized losses on investment securities recorded in AOCI, partially offset by $32.5 million of dividends recorded on preferred and common stock. The improvement in net unrealized losses on investment securities recorded during the first quarter of 2014 was primarily the result of an increase in the fair value of investment securities, partially offset by the recognition in earnings of net fixed income securities gains on investment securities sold.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first quarter of 2014, the Company maintained its quarterly dividend on common stock at $0.04 per share. During the second quarter of 2013, the Company increased its quarterly dividend on common stock from $0.01 per share to $0.04 per share. Reflecting this increase, the Company paid $7.4 million in dividends on common stock during the first quarter of 2014 compared to $1.8 million during the first quarter of 2013. During its April 25, 2014 meeting, the Board of Directors declared a dividend of $0.04 per common share payable on May 29, 2014 to shareholders of record on May 22, 2014.

The Company recorded preferred stock dividends of $25.0 million and $22.4 million for the first quarters of 2014 and 2013, respectively. Preferred stock dividends recorded in the first quarter of 2014 included an accrual of $8.7 million due to the phase-in of semiannual dividends on a newly issued series of preferred stock which will be paid in June 2014. The Company expects that preferred dividends recorded will be approximately $16 million per quarter through the remainder of 2014.

Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The following schedule shows the Company’s capital and performance ratios as of March 31, 2014, December 31, 2013, and March 31, 2013.
CAPITAL RATIOS

	March 31, 2014	December 31, 2013	March 31, 2013

Tangible common equity ratio	8.24%	8.02%	7.53%
Tangible equity ratio	10.06%	9.85%	9.97%
Average equity to average assets (three months ended)	11.90%	11.20%	11.54%
Risk-based capital ratios:
Tier 1 common	10.56%	10.18%	10.07%
Tier 1 leverage	10.71%	10.48%	11.55%
Tier 1 risk-based	13.19%	12.77%	14.08%
Total risk-based	15.11%	14.67%	15.75%

Return on average common equity (three months ended)	5.52%	(4.51)%	7.18%
Tangible return on average tangible common equity (three months ended)	6.96%	(5.45)%	9.37%

At March 31, 2014, regulatory Tier 1 risk-based capital and total risk-based capital were $5,840 million and $6,687 million, respectively, compared to $5,763 million and $6,622 million at December 31, 2013.

A more comprehensive discussion of our capital management is contained in the Company’s 2013 Annual Report on Form 10-K.

Capital Plan and Stress Test
The Company has an annual regulatory requirement to file a Capital Plan with the Federal Reserve based on the results of specified stress-testing and documented sound policies, processes, models, controls, and governance practices. The Capital Plan, which is reviewed by the Federal Reserve and is subject to its objection, governs all of the Company’s capital actions for five quarters. A more comprehensive discussion about our Capital Plan and Stress Tests is contained in the Company’s 2013 Annual Report on Form 10-K.

The Company originally submitted its 2014 Capital Plan to the Federal Reserve on January 6, 2014. The Company subsequently notified the Federal Reserve of its intention to resubmit its Capital Plan to reflect the impact of the Interim Final Rule (“IFR”), which amended the Volcker Rule, and its decision to sell certain CDO securities to improve the Company’s risk profile. In February 2014, the Federal Reserve granted its approval for a resubmission. In March 2014, the Federal Reserve notified the Company that, based upon its original Capital Plan, the Company’s

ZIONS BANCORPORATION AND SUBSIDIARIES

capital ratios would not have met certain of the minimum requirements of the Federal Reserve’s capital adequacy rules under results projected by the Federal Reserve using the hypothetical severely adverse economic stress scenario in the Dodd-Frank Act Stress Test (“DFAST”). The DFAST results were worse than those projected by the Company with regard to pretax, pre-provision net revenue, and also with regard to credit losses for some loan types. The Federal Reserve publishes only limited information about its DFAST models, so the Company is unable to determine with specificity the causes of the differences.

The Company resubmitted its 2014 Capital Plan and stress test on April 30, 2014 to the Federal Reserve. The IFR allows banking entities to retain investments in primarily bank TruPS CDOs. The resubmitted plan incorporated the impact of this exemption, as well as the impact of the sales of CDO securities that occurred in the first quarter of 2014. These sales of $932 million par amount of CDO securities resulted in net gains of $26 million during the first quarter of 2014. The resubmission, per the capital planning rules, did not include the effects of the CDO paydowns that occurred during the first quarter of 2014; hence, the total change in the portfolio used in the stress test differs from the total change recorded under GAAP.

The Company believes that the sales of these CDOs, which were projected to result in significant OTTI under the Federal Reserve’s severely adverse stress scenario, significantly improved its risk profile and projected capital position under stress. However, given the severity of the Federal Reserve’s DFAST projections for the Company, Zions estimates that a common equity issuance of approximately $400 million may be required to receive a non-objection to the Company’s Capital Plan. The Federal Reserve has up to 75 days to render its “object/does not object” decision with regard to the resubmitted Capital Plan.

The Company has made and will continue to make significant improvements to its internal stress testing, risk management, and related processes to meet the standards of the CCAR process and is allocating significant resources to the successful implementation of these improvements.

Basel III
In 2013, the FRB, FDIC, and OCC issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules are effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components).

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
When fully phased in on January 1, 2019, the Basel III Capital Rules will also require the Company and its subsidiary banks to maintain a 2.5% “capital conservation buffer,” designed to absorb losses during periods of economic stress, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting

ZIONS BANCORPORATION AND SUBSIDIARIES

in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Basel III Capital Rules also prescribe a standardized approach for calculating risk-weighted assets that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories.

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

A more comprehensive discussion about Basel III Capital Rules and the impact upon the Company is contained in the Company’s 2013 Annual Report on 10-K.

The Company believes that, as of March 31, 2014, the Company and its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deduction described above.

GAAP to NON-GAAP RECONCILIATIONS
1. Tier 1 common capital
Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In 2013, the FRB published final rules establishing a new comprehensive capital framework for U.S. banking organizations, including the new CET1 capital measure. The new capital rules are effective for the Company on January 1, 2015; however, some key regulatory changes to the calculation of this measure are phased in over several years. The CET1 capital ratio is the core capital component of the Basel III standards, and we believe that it increasingly is becoming a key ratio considered by regulators, investors, and analysts. There is a difference between this ratio calculated using Basel I definitions of Tier I common (“T1C”) capital and those definitions using Basel III rules. We present the calculation of key regulatory capital ratios, including T1C capital, using the governing definition at the end of each quarter, taking into account applicable phase-in rules.

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

The following schedule provides a reconciliation of controlling interest shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to T1C capital (non-GAAP) using current U.S. regulatory treatment and not proposed Basel III calculations.

ZIONS BANCORPORATION AND SUBSIDIARIES

TIER 1 COMMON CAPITAL (NON-GAAP)

(Amounts in millions)	March 31, 2014	December 31, 2013	March 31, 2013

Controlling interest shareholders’ equity (GAAP)	$6,586	$6,465	$6,355
Accumulated other comprehensive loss	145	192	407
Nonqualifying goodwill and intangibles	(1,048)	(1,050)	(1,061)
Other regulatory adjustments	(6)	(6)	(2)
Qualifying trust preferred securities	163	163	448
Tier 1 capital (regulatory)	5,840	5,764	6,147
Qualifying trust preferred securities	(163)	(163)	(448)
Preferred stock	(1,004)	(1,004)	(1,301)
Tier 1 common capital (non-GAAP)	$4,673	$4,597	$4,398

Risk-weighted assets (regulatory)	$44,267	$45,146	$43,666
Tier 1 common capital to risk-weighted assets (non-GAAP)	10.56%	10.18%	10.07%

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

TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

	Three Months Ended
(Amounts in thousands)	March 31, 2014	December 31, 2013	March 31, 2013

Net earnings (loss) applicable to common shareholders (GAAP)	$76,190	$(59,437)	$88,324
Adjustments, net of tax:
Amortization of core deposit and other intangibles	1,827	2,046	2,425
Net earnings (loss) applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP) (a)	$78,017	$(57,391)	$90,749

Average common equity (GAAP)	$5,595,363	$5,233,422	$4,990,317
Average goodwill	(1,014,129)	(1,014,129)	(1,014,129)
Average core deposit and other intangibles	(35,072)	(38,137)	(49,069)
Average tangible common equity (non-GAAP) (b)	$4,546,162	$4,181,156	$3,927,119

Number of days in quarter (c)	90	92	90
Number of days in year (d)	365	365	365

Tangible return on average tangible common equity (non-GAAP) (a/b/c*d)	6.96%	(5.45)%	9.37%
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

ZIONS BANCORPORATION AND SUBSIDIARIES

TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	March 31, 2014	December 31, 2013	March 31, 2013

Total shareholders’ equity (GAAP)	$6,586	$6,465	$6,351
Goodwill	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles	(34)	(36)	(47)
Tangible equity (non-GAAP) (a)	5,538	5,415	5,290
Preferred stock	(1,004)	(1,004)	(1,301)
Noncontrolling interests	—	—	5
Tangible common equity (non-GAAP) (b)	$4,534	$4,411	$3,994

Total assets (GAAP)	$56,081	$56,031	$54,111
Goodwill	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles	(34)	(36)	(47)
Tangible assets (non-GAAP) (c)	$55,033	$54,981	$53,050

Tangible equity ratio (a/c)	10.06%	9.85%	9.97%
Tangible common equity ratio (b/c)	8.24%	8.02%	7.53%
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 11 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
The Company believes there have been no material changes in the risk factors included in Zions Bancorporation’s 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes the Company’s share repurchases for the first quarter of 2014:

SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

January	34,457	$29.87	—	$—
February	475	27.99	—	—
March	463	30.68	—	—
First quarter	35,395	29.86	—

[1]
Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock and restricted stock units under the “withholding shares” provision of an employee share-based compensation plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS
a)Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated March 3, 2014, incorporated by reference to Exhibit 3.1 of Form 8-K filed on March 4, 2014.	*

3.2	Restated Bylaws of Zions Bancorporation dated November 8, 2011, incorporated by reference to Exhibit 3.13 of Form 10-Q for the quarter ended September 30, 2011.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and March 31, 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

* Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIONS BANCORPORATION

/s/ Harris H. Simmons
Harris H. Simmons, Chairman and Chief Executive Officer

/s/ Doyle L. Arnold
Doyle L. Arnold, Vice Chairman and Chief Financial Officer
Date: May 8, 2014