Form 10-Q
period 2014-06-30
ZIONS BANCORPORATION /UT/
filed 2014-08-07
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 31, 2014	202,782,493 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$1,384,131	$1,175,083
Money market investments:
Interest-bearing deposits	6,386,353	8,175,048
Federal funds sold and security resell agreements	478,535	282,248
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $643,926 and $609,547)	615,104	588,981
Available-for-sale, at fair value	3,462,809	3,701,886
Trading account, at fair value	56,572	34,559
	4,134,485	4,325,426

Loans held for sale	164,374	171,328

Loans and leases, net of unearned income and fees	39,630,363	39,043,365
Less allowance for loan losses	675,907	746,291
Loans, net of allowance	38,954,456	38,297,074

Other noninterest-bearing investments	854,978	855,642
Premises and equipment, net	803,214	726,372
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	30,826	36,444
Other real estate owned	27,725	46,105
Other assets	878,069	926,228
	$55,111,275	$56,031,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$19,609,990	$18,758,753
Interest-bearing:
Savings and money market	23,308,114	23,029,928
Time	2,500,303	2,593,038
Foreign	252,207	1,980,161
	45,670,614	46,361,880

Federal funds and other short-term borrowings	258,401	340,348
Long-term debt	1,933,136	2,273,575
Reserve for unfunded lending commitments	95,472	89,705
Other liabilities	453,562	501,056
Total liabilities	48,411,185	49,566,564

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,004,006	1,003,970
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 185,112,965 and 184,677,696 shares	4,192,136	4,179,024
Retained earnings	1,640,785	1,473,670
Accumulated other comprehensive income (loss)	(136,837)	(192,101)
Total shareholders’ equity	6,700,090	6,464,563
	$55,111,275	$56,031,127
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$433,801	$460,308	$868,145	$913,741
Interest on money market investments	4,888	5,764	10,018	11,203
Interest on securities	24,502	27,161	52,596	53,037
Total interest income	463,191	493,233	930,759	977,981
Interest expense:
Interest on deposits	12,096	15,143	24,875	30,785
Interest on short- and long-term borrowings	34,812	47,433	73,136	98,424
Total interest expense	46,908	62,576	98,011	129,209
Net interest income	416,283	430,657	832,748	848,772
Provision for loan losses	(54,416)	(21,990)	(55,026)	(51,025)
Net interest income after provision for loan losses	470,699	452,647	887,774	899,797

Noninterest income:
Service charges and fees on deposit accounts	42,873	44,329	85,467	87,909
Other service charges, commissions and fees	47,513	45,888	91,032	88,619
Wealth management income	7,980	7,732	15,057	14,726
Capital markets and foreign exchange	5,842	6,740	10,842	14,226
Dividends and other investment income	7,995	11,339	15,859	24,063
Loan sales and servicing income	6,335	10,723	12,809	21,674
Fair value and nonhedge derivative loss	(1,934)	(2,957)	(10,473)	(8,402)
Equity securities gains, net	2,513	2,209	3,425	5,041
Fixed income securities gains (losses), net	5,026	(1,153)	35,940	2,146
Impairment losses on investment securities:
Impairment losses on investment securities	—	(4,910)	(27)	(36,403)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	—	693	—	22,069
Net impairment losses on investment securities	—	(4,217)	(27)	(14,334)
Other	707	4,515	3,238	10,699
Total noninterest income	124,850	125,148	263,169	246,367

Noninterest expense:
Salaries and employee benefits	238,764	227,328	472,170	457,117
Occupancy, net	28,939	27,951	57,244	55,340
Furniture, equipment and software	27,986	26,545	55,930	52,619
Other real estate expense	(266)	1,590	1,341	3,567
Credit-related expense	7,139	9,397	14,045	19,879
Provision for unfunded lending commitments	6,779	3,627	5,767	(2,727)
Professional and legal services	12,171	17,149	23,166	27,620
Advertising	6,803	5,807	13,201	11,700
FDIC premiums	8,017	10,124	15,939	19,835
Amortization of core deposit and other intangibles	2,736	3,762	5,618	7,581
Debt extinguishment cost	—	40,282	—	40,282
Other	66,959	78,116	139,669	156,213
Total noninterest expense	406,027	451,678	804,090	849,026
Income before income taxes	189,522	126,117	346,853	297,138
Income taxes	69,972	43,091	126,093	103,725
Net income	119,550	83,026	220,760	193,413
Net loss applicable to noncontrolling interests	—	—	—	(336)
Net income applicable to controlling interest	119,550	83,026	220,760	193,749
Preferred stock dividends	(15,060)	(27,641)	(40,080)	(50,040)
Net earnings applicable to common shareholders	$104,490	$55,385	$180,680	$143,709

Weighted average common shares outstanding during the period:
Basic shares	184,668	183,647	184,555	183,522
Diluted shares	185,286	184,062	185,202	183,863
Net earnings per common share:
Basic	$0.56	$0.30	$0.97	$0.78
Diluted	0.56	0.30	0.97	0.77
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013

Net income	$119,550	$83,026	$220,760	$193,413
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on investment securities	10,605	29,300	81,671	78,096
Noncredit-related impairment losses on securities not expected to be sold	—	(130)	—	(12,884)
Reclassification to earnings for realized net fixed income securities gains	(3,104)	712	(27,944)	(1,325)
Reclassification to earnings for net credit-related impairment losses on investment securities	—	2,549	17	8,548
Accretion of securities with noncredit-related impairment losses not expected to be sold	273	386	559	595
Net unrealized holding gains (losses) on derivative instruments	1,199	(1)	1,519	(3)
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(348)	(469)	(558)	(1,426)
Other comprehensive income	8,625	32,347	55,264	71,601
Comprehensive income	128,175	115,373	276,024	265,014
Comprehensive loss applicable to noncontrolling interests	—	—	—	(336)
Comprehensive income applicable to controlling interest	$128,175	$115,373	$276,024	$265,350
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2013	$1,003,970	184,677,696	$4,179,024	$1,473,670	$(192,101)	$—	$6,464,563
Net income for the period				220,760		—	220,760
Other comprehensive income, net of tax					55,264		55,264
Subordinated debt converted to preferred stock	36		(5)				31
Net activity under employee plans and related tax benefits		435,269	13,117				13,117
Dividends on preferred stock				(40,080)			(40,080)
Dividends on common stock, $0.08 per share				(14,873)			(14,873)
Change in deferred compensation				1,308			1,308
Balance at June 30, 2014	$1,004,006	185,112,965	$4,192,136	$1,640,785	$(136,837)	$—	$6,700,090

Balance at December 31, 2012	$1,128,302	184,199,198	$4,166,109	$1,203,815	$(446,157)	$(3,428)	$6,048,641
Net income (loss) for the period				193,749		(336)	193,413
Other comprehensive income, net of tax					71,601		71,601
Issuance of preferred stock	598,941		(11,016)				587,925
Subordinated debt converted to preferred stock	1,416		(206)				1,210
Net activity under employee plans and related tax benefits		237,458	17,107				17,107
Dividends on preferred stock				(50,040)			(50,040)
Dividends on common stock, $0.05 per share				(9,239)			(9,239)
Change in deferred compensation				116			116
Other changes in noncontrolling interests			(4,166)			3,764	(402)
Balance at June 30, 2013	$1,728,659	184,436,656	$4,167,828	$1,338,401	$(374,556)	$—	$6,860,332
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$119,550	$83,026	$220,760	$193,413
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment cost	—	40,282	—	40,282
Net impairment losses on investment securities	—	4,217	27	14,334
Provision for credit losses	(47,637)	(18,363)	(49,259)	(53,752)
Depreciation and amortization	31,150	21,935	63,554	60,193
Fixed income securities losses (gains), net	(5,026)	1,153	(35,940)	(2,146)
Deferred income tax expense (benefit)	(58,870)	(7,726)	19,408	(6,444)
Net decrease (increase) in trading securities	(247)	1,882	(22,109)	1,871
Net decrease (increase) in loans held for sale	(39,322)	33,450	1,873	123,446
Change in other liabilities	19,586	2,967	(57,994)	(45,510)
Change in other assets	(16,668)	121,095	(13,582)	172,675
Other, net	9,910	3,585	12,246	(8,568)
Net cash provided by operating activities	12,426	287,503	138,984	489,794

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	1,672,896	(276,364)	1,592,408	352,523
Proceeds from maturities and paydowns of investment securities held-to-maturity	19,190	27,825	38,125	81,437
Purchases of investment securities held-to-maturity	(27,514)	(74,168)	(63,264)	(119,968)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	194,973	259,273	1,042,261	618,496
Purchases of investment securities available-for-sale	(221,701)	(124,146)	(673,824)	(611,121)
Net loan and lease originations	(444,844)	(468,473)	(607,330)	(589,324)
Net purchases of premises and equipment	(35,815)	(26,733)	(112,731)	(42,533)
Proceeds from sales of other real estate owned	17,087	24,685	28,912	52,659
Other, net	1,380	12,646	6,997	20,034
Net cash provided by (used in) investing activities	1,175,652	(645,455)	1,251,554	(237,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(861,472)	525,860	(691,266)	(1,117,018)
Net change in short-term funds borrowed	(21,436)	(70,154)	(81,947)	(96,007)
Proceeds from issuance of long-term debt	—	348,585	—	367,947
Repayments of long-term debt	(236,404)	(551,616)	(361,159)	(570,014)
Debt extinguishment cost paid	—	(23,305)	—	(23,305)
Proceeds from issuances of common and preferred stock	1,641	423,118	4,521	592,517
Dividends paid on common and preferred stock	(24,207)	(35,047)	(47,948)	(59,279)
Other, net	(3,388)	(5,209)	(3,691)	(5,648)
Net cash provided by (used in) financing activities	(1,145,266)	612,232	(1,181,490)	(910,807)
Net increase (decrease) in cash and due from banks	42,812	254,280	209,048	(658,810)
Cash and due from banks at beginning of period	1,341,319	928,817	1,175,083	1,841,907
Cash and due from banks at end of period	$1,384,131	$1,183,097	$1,384,131	$1,183,097

Cash paid for interest	$40,820	$41,782	$81,669	$103,913
Net cash paid for income taxes	122,737	120,438	122,656	124,003
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2014

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. References to GAAP, including standards promulgated by the Financial Accounting Standards Board (“FASB”) are made according to sections of the Accounting Standards Codification (“ASC”) and to Accounting Standards Updates (“ASU”), which include consensus issues of the Emerging Issues Task Force (“EITF”). In certain cases, ASUs are issued jointly with International Financial Reporting Standards (“IFRS”). Certain prior period amounts have been reclassified to conform with the current period presentation.

Operating results for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2013 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2013 Annual Report on Form 10-K.

The Company provides a full range of banking and related services through subsidiary banks in 11 Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah, Idaho and Wyoming; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). The Parent and its subsidiary banks also own and operate certain nonbank subsidiaries that engage in financial services.

2.	CERTAIN RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new standard was issued jointly with IFRS and creates a single source of revenue recognition guidance across all companies in all industries. The core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new guidance, (including loans, derivatives, debt and equity securities, etc.). However, the new guidance may affect other fees charged by banks, such as asset management fees, credit card interchange fees, deposit account fees, etc., although the materiality of the impact on the Company is still being evaluated. For public companies, adoption is required for interim or annual periods beginning after December 15, 2016, with no early adoption permitted. Management is currently evaluating the impact this new guidance may have on its financial statements.
In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This new guidance under ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, clarifies that a creditor should be considered to have physical possession of a residential real estate property collateralizing a residential mortgage loan and thus would reclassify the loan to other real estate owned when certain conditions are satisfied. The new amendments will require additional financial statement disclosures and may be applied on either a prospective or a modified retrospective basis, with early

ZIONS BANCORPORATION AND SUBSIDIARIES

adoption permitted. For public companies, adoption is required for interim or annual periods beginning after December 15, 2014. Management does not currently believe this new guidance will have a significant effect on the Company’s financial statement disclosures.

In January 2014, the FASB issued ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. This new accounting guidance under ASC 323, Investments – Equity Method and Joint Ventures, revised the conditions that an entity must meet to elect to use the effective yield method when accounting for qualified affordable housing project investments. The final consensus of the EITF changed the method of amortizing a Low-Income Housing Tax Credit (“LIHTC”) investment from the effective yield method to a proportional amortization method. The amortization would be proportional to the tax credits and tax benefits received but, under a practical expedient that would be available in certain circumstances, amortization could be proportional to only the tax credits. Reporting entities that invest in LIHTC investments through a limited liability entity could elect the proportional amortization method if certain conditions are met. The guidance would not extend to other types of tax credit investments. The final consensus would be applied retrospectively with early adoption and other adjustments permitted. For public companies, adoption is required for interim or annual periods beginning after December 15, 2014. Management does not currently believe this new guidance will have a significant effect on the Company’s financial statements.

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Loans and leases transferred to other real estate owned	$4,905	$17,376	$11,243	$40,818
Loans and leases transferred to (from) loans held for sale	(1,292)	36,510	(5,081)	36,414
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	5	37	5	206
Subordinated debt converted to preferred stock	31	219	31	1,210

4.	CASH AND MONEY MARKET INVESTMENTS
Gross and net information for selected financial instruments in the balance sheet is as follows:

	June 30, 2014
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$478,535	$—	$478,535	$—	$—	$478,535
Derivatives (included in other assets)	57,143	—	57,143	(6,247)	—	50,896
	$535,678	$—	$535,678	$(6,247)	$—	$529,431
Liabilities:
Federal funds and other short-term borrowings	$258,401	$—	$258,401	$—	$—	$258,401
Derivatives (included in other liabilities)	56,574	—	56,574	(6,247)	(32,743)	17,584
	$314,975	$—	$314,975	$(6,247)	$(32,743)	$275,985

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$282,248	$—	$282,248	$—	$—	$282,248
Derivatives (included in other assets)	65,683	—	65,683	(11,650)	2,210	56,243
	$347,931	$—	$347,931	$(11,650)	$2,210	$338,491
Liabilities:
Federal funds and other short-term borrowings	$340,348	$—	$340,348	$—	$—	$340,348
Derivatives (included in other liabilities)	68,397	—	68,397	(11,650)	(26,997)	29,750
	$408,745	$—	$408,745	$(11,650)	$(26,997)	$370,098
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

5.	INVESTMENT SECURITIES
Investment securities are summarized below. Note 10 discusses the process to estimate fair value for investment securities.

	June 30, 2014
		Recognized in OCI [1]				Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses		Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$576,318	$—	$—		$576,318	$13,987	$936	$589,369
Asset-backed securities:
Trust preferred securities – banks and insurance	79,328	—	40,642	[2]	38,686	16,936	1,165	54,457
Other debt securities	100	—	—		100	—	—	100
	655,746	—	40,642		615,104	30,923	2,101	643,926
Available-for-sale
U.S. Treasury securities	1,499	46	—		1,545			1,545
U.S. Government agencies and corporations:
Agency securities	604,263	2,509	6,452		600,320			600,320
Agency guaranteed mortgage-backed securities	302,408	11,356	464		313,300			313,300
Small Business Administration loan-backed securities	1,404,788	17,045	6,813		1,415,020			1,415,020
Municipal securities	187,760	1,256	607		188,409			188,409
Asset-backed securities:
Trust preferred securities – banks and insurance	915,058	11,383	176,289		750,152			750,152
Auction rate securities	6,508	99	29		6,578			6,578
Other	1,114	229	—		1,343			1,343
	3,423,398	43,923	190,654		3,276,667			3,276,667
Mutual funds and other	188,573	60	2,491		186,142			186,142
	3,611,971	43,983	193,145		3,462,809			3,462,809
Total	$4,267,717	$43,983	$233,787		$4,077,913			$4,106,735

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
		Recognized in OCI [1]				Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses		Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$551,055	$—	$—		$551,055	$11,295	$4,616	$557,734
Asset-backed securities:
Trust preferred securities – banks and insurance	79,419	—	41,593	[2]	37,826	15,195	1,308	51,713
Other debt securities	100	—	—		100	—	—	100
	630,574	—	41,593		588,981	26,490	5,924	609,547
Available-for-sale
U.S. Treasury securities	1,442	104	—		1,546			1,546
U.S. Government agencies and corporations:
Agency securities	517,905	1,920	901		518,924			518,924
Agency guaranteed mortgage-backed securities	308,687	9,926	1,237		317,376			317,376
Small Business Administration loan-backed securities	1,202,901	21,129	2,771		1,221,259			1,221,259
Municipal securities	65,425	1,329	490		66,264			66,264
Asset-backed securities:
Trust preferred securities – banks and insurance	1,508,224	13,439	282,843		1,238,820			1,238,820
Trust preferred securities – real estate investment trusts	22,996	—	—		22,996			22,996
Auction rate securities	6,507	118	26		6,599			6,599
Other	27,540	359	—		27,899			27,899
	3,661,627	48,324	288,268		3,421,683			3,421,683
Mutual funds and other	287,603	21	7,421		280,203			280,203
	3,949,230	48,345	295,689		3,701,886			3,701,886
Total	$4,579,804	$48,345	$337,282		$4,290,867			$4,311,433

[1]	Other comprehensive income

[2]	The gross unrealized losses recognized in OCI on HTM securities resulted from a previous transfer of AFS securities to HTM, and from OTTI.

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of June 30, 2014 by expected maturity distribution for collateralized debt obligations (“CDOs”) and by contractual maturity for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$68,208	$69,985	$518,808	$503,309
Due after one year through five years	212,364	213,045	1,254,976	1,240,766
Due after five years through ten years	142,532	147,470	729,062	715,698
Due after ten years	232,642	213,426	920,552	816,894
	$655,746	$643,926	$3,423,398	$3,276,667

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	June 30, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$88	$7,620	$848	$19,235	$936	$26,855
Asset-backed securities:
Trust preferred securities – banks and insurance	55	79	41,752	54,378	41,807	54,457
	143	7,699	42,600	73,613	42,743	81,312
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	6,394	366,792	58	5,740	6,452	372,532
Agency guaranteed mortgage-backed securities	145	15,807	319	16,641	464	32,448
Small Business Administration loan-backed securities	5,610	443,875	1,203	37,237	6,813	481,112
Municipal securities	77	15,561	530	2,697	607	18,258
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	176,289	647,348	176,289	647,348
Auction rate securities	8	1,606	21	891	29	2,497
	12,234	843,641	178,420	710,554	190,654	1,554,195
Mutual funds and other	915	42,852	1,576	48,516	2,491	91,368
	13,149	886,493	179,996	759,070	193,145	1,645,563
Total	$13,292	$894,192	$222,596	$832,683	$235,888	$1,726,875

	December 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$4,025	$70,400	$591	$9,103	$4,616	$79,503
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	42,901	51,319	42,901	51,319
	4,025	70,400	43,492	60,422	47,517	130,822
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	828	47,862	73	5,874	901	53,736
Agency guaranteed mortgage-backed securities	1,231	64,533	6	935	1,237	65,468
Small Business Administration loan-backed securities	1,709	187,680	1,062	39,256	2,771	226,936
Municipal securities	73	8,834	417	3,179	490	12,013
Asset-backed securities:
Trust preferred securities – banks and insurance	2,539	51,911	280,304	847,990	282,843	899,901
Auction rate securities	5	1,609	21	892	26	2,501
	6,385	362,429	281,883	898,126	288,268	1,260,555
Mutual funds and other	943	24,057	6,478	103,614	7,421	127,671
	7,328	386,486	288,361	1,001,740	295,689	1,388,226
Total	$11,353	$456,886	$331,853	$1,062,162	$343,206	$1,519,048

At June 30, 2014 and December 31, 2013, respectively, 72 and 157 held-to-maturity (“HTM”) and 338 and 317 available-for-sale (“AFS”) investment securities were in an unrealized loss position.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

During the first quarter of 2014, we recorded a total of $993 million par amount of sales and paydowns of CDO securities. Included in this amount were $631 million par amount that had been identified for sale as of December 31, 2013 and their amortized cost was adjusted to fair value as of that date. Another $301 million par amount of primarily insurance CDOs were not adjusted to fair value at December 31, 2013 because the Company did not, at that date, intend to sell these securities. Net gains for the first quarter were approximately $31 million.

During the second quarter of 2014, we recorded $25 million par amount of paydowns of CDO securities, which resulted in gains of approximately $5 million. No CDO securities were sold during the second quarter.

OTTI Conclusions
Our 2013 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation according to the security type that has significant gross unrealized losses at June 30, 2014:

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

3)
The ratings from one NRSRO remain below-investment-grade for even some of the most senior tranches that originally were rated AAA or the equivalent. Ratings on a number of CDO tranches vary significantly among rating agencies. The presence of a below-investment-grade rating by even a single rating agency generally reduces the pool of buyers, which causes greater illiquidity and therefore most likely a higher implicit discount rate/lower price with regard to that CDO tranche.

Our ongoing review of these securities determined that no OTTI should be recorded in the second quarter of 2014. An immaterial amount was recorded in the first quarter of 2014.

The following is a tabular rollforward of the total amount of credit-related OTTI:

(In thousands)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(9,079)	$(163,914)	$(172,993)	$(9,052)	$(176,833)	$(185,885)
Additions recognized in earnings during the period:
Credit-related OTTI on securities not previously impaired	—	—	—	—	—	—
Additional credit-related OTTI on securities previously impaired	—	—	—	(27)	—	(27)
Subtotal of amounts recognized in earnings	—	—	—	(27)	—	(27)
Reductions for securities sold or paid off during the period	—	—	—	—	12,919	12,919
Balance of credit-related OTTI at end of period	$(9,079)	$(163,914)	$(172,993)	$(9,079)	$(163,914)	$(172,993)

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(13,952)	$(404,208)	$(418,160)	$(13,549)	$(394,494)	$(408,043)
Additions recognized in earnings during the period:
Credit-related OTTI on securities not previously impaired	—	—	—	(403)	—	(403)
Additional credit-related OTTI on securities previously impaired	—	(4,217)	(4,217)	—	(13,931)	(13,931)
Subtotal of amounts recognized in earnings	—	(4,217)	(4,217)	(403)	(13,931)	(14,334)
Reductions for securities sold or paid off during the period	—	1,848	1,848	—	1,848	1,848
Balance of credit-related OTTI at end of period	$(13,952)	$(406,577)	$(420,529)	$(13,952)	$(406,577)	$(420,529)

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

For those securities with credit-related OTTI recognized in the statement of income, the amounts of pretax noncredit-related OTTI recognized in OCI were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

HTM	$—	$—	$—	$16,114
AFS	—	693	—	5,955
	$—	$693	$—	$22,069

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended				Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$—	$—	$7	$—	$—	$27	$31	$403
Available-for-sale	5,032	6	3,162	8,539	77,593	41,653	6,438	18,254
Other noninterest-bearing investments:
Nonmarketable equity securities	3,745	1,232	2,209	—	4,657	1,232	5,066	25
	8,777	1,238	5,378	8,539	82,250	42,912	11,535	18,682
Net gains (losses)		$7,539		$(3,161)		$39,338		$(7,147)

Statement of income information:
Net impairment losses on investment securities		$—		$(4,217)		$(27)		$(14,334)
Equity securities gains, net		2,513		2,209		3,425		5,041
Fixed income securities gains (losses), net		5,026		(1,153)		35,940		2,146
Net gains (losses)		$7,539		$(3,161)		$39,338		$(7,147)

ZIONS BANCORPORATION AND SUBSIDIARIES

Interest income by security type is as follows:

(In thousands)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3,721	$2,807	$6,528	$7,549	$5,643	$13,192
Available-for-sale	16,780	628	17,408	37,204	1,152	38,356
Trading	566	—	566	1,048	—	1,048
	$21,067	$3,435	$24,502	$45,801	$6,795	$52,596

(In thousands)	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$5,012	$2,834	$7,846	$10,085	$5,735	$15,820
Available-for-sale	18,517	511	19,028	35,690	1,050	36,740
Trading	287	—	287	477	—	477
	$23,816	$3,345	$27,161	$46,252	$6,785	$53,037

Securities with a carrying value of $1.4 billion at June 30, 2014 and $1.5 billion at December 31, 2013 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	June 30, 2014	December 31, 2013

Loans held for sale	$164,374	$171,328

Commercial:
Commercial and industrial	$12,805,303	$12,481,083
Leasing	415,205	387,929
Owner occupied	7,386,414	7,437,195
Municipal	522,327	449,418
Total commercial	21,129,249	20,755,625
Commercial real estate:
Construction and land development	2,340,249	2,182,821
Term	7,968,625	8,005,837
Total commercial real estate	10,308,874	10,188,658
Consumer:
Home equity credit line	2,204,174	2,133,120
1-4 family residential	4,827,067	4,736,665
Construction and other consumer real estate	338,170	324,922
Bankcard and other revolving plans	376,366	356,240
Other	195,895	197,864
Total consumer	7,941,672	7,748,811
FDIC-supported/PCI loans	250,568	350,271
Total loans	$39,630,363	$39,043,365

ZIONS BANCORPORATION AND SUBSIDIARIES

Loan balances are presented net of unearned income and fees, which amounted to $149.6 million at June 30, 2014 and $141.7 million at December 31, 2013.

Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $41.6 million at June 30, 2014 and $47.2 million at December 31, 2013.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $540.1 million at June 30, 2014 and $561.3 million at December 31, 2013.

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
Loans with a carrying value of approximately $23.4 billion at June 30, 2014 and $23.0 billion at December 31, 2013 have been pledged at the Federal Reserve and various Federal Home Loan Banks (“FHLB”) as collateral for current and potential borrowings.
We sold loans with a carrying value of $260.1 million and $597.7 million for the three and six months ended June 30, 2014, and $446.7 million and $894.3 million for the three and six months ended June 30, 2013, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages. The principal balance of sold loans for which we retain servicing was approximately $1.2 billion at both June 30, 2014 and December 31, 2013.

Amounts added to loans held for sale during these periods were $301.6 million and $597.1 million for the three and six months ended June 30, 2014, and $418.9 million and $777.8 million for the three and six months ended June 30, 2013, respectively. Income from loans sold, excluding servicing, was $3.6 million and $7.1 million for the three and six months ended June 30, 2014, and $8.0 million and $16.5 million for the three and six months ended June 30, 2013, respectively.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
For FDIC-supported/PCI loans purchased with evidence of credit deterioration, we determine the ALLL according to separate accounting guidance. The accounting for these loans, including the allowance calculation, is described in the Purchased Loans section following.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended June 30, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported/PCI [1]	Total
Allowance for loan losses:
Balance at beginning of period	$474,548	$206,546	$51,080	$4,779	$736,953
Additions:
Provision for loan losses	(29,878)	(19,348)	(5,232)	42	(54,416)
Adjustment for FDIC-supported/PCI loans				(444)	(444)
Deductions:
Gross loan and lease charge-offs	(15,003)	(2,961)	(4,258)	(1,178)	(23,400)
Recoveries	10,567	3,024	2,945	678	17,214
Net loan and lease charge-offs	(4,436)	63	(1,313)	(500)	(6,186)
Balance at end of period	$440,234	$187,261	$44,535	$3,877	$675,907

Reserve for unfunded lending commitments:
Balance at beginning of period	$49,870	$35,273	$3,550	$—	$88,693
Provision charged (credited) to earnings	2,931	3,416	432	—	6,779
Balance at end of period	$52,801	$38,689	$3,982	$—	$95,472

Total allowance for credit losses at end of period:
Allowance for loan losses	$440,234	$187,261	$44,535	$3,877	$675,907
Reserve for unfunded lending commitments	52,801	38,689	3,982	—	95,472
Total allowance for credit losses	$493,035	$225,950	$48,517	$3,877	$771,379

	Six Months Ended June 30, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported/PCI [1]	Total
Allowance for loan losses:
Balance at beginning of period	$465,145	$213,363	$60,865	$6,918	$746,291
Additions:
Provision for loan losses	(18,196)	(20,915)	(14,100)	(1,815)	(55,026)
Adjustment for FDIC-supported/PCI loans				(1,261)	(1,261)
Deductions:
Gross loan and lease charge-offs	(24,127)	(10,815)	(7,372)	(1,881)	(44,195)
Recoveries	17,412	5,628	5,142	1,916	30,098
Net loan and lease charge-offs	(6,715)	(5,187)	(2,230)	35	(14,097)
Balance at end of period	$440,234	$187,261	$44,535	$3,877	$675,907

Reserve for unfunded lending commitments:
Balance at beginning of period	$48,345	$37,485	$3,875	$—	$89,705
Provision charged (credited) to earnings	4,456	1,204	107	—	5,767
Balance at end of period	$52,801	$38,689	$3,982	$—	$95,472

Total allowance for credit losses at end of period:
Allowance for loan losses	$440,234	$187,261	$44,535	$3,877	$675,907
Reserve for unfunded lending commitments	52,801	38,689	3,982	—	95,472
Total allowance for credit losses	$493,035	$225,950	$48,517	$3,877	$771,379

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported/PCI [1]	Total
Allowance for loan losses:
Balance at beginning of period	$496,930	$256,421	$84,622	$3,808	$841,781
Additions:
Provision for loan losses	(5,182)	(11,222)	(8,274)	2,688	(21,990)
Adjustment for FDIC-supported/PCI loans	—	—	—	(209)	(209)
Deductions:
Gross loan and lease charge-offs	(18,508)	(6,107)	(9,102)	(1,382)	(35,099)
Recoveries	13,113	12,186	3,120	1,010	29,429
Net loan and lease charge-offs	(5,395)	6,079	(5,982)	(372)	(5,670)
Balance at end of period	$486,353	$251,278	$70,366	$5,915	$813,912

Reserve for unfunded lending commitments:
Balance at beginning of period	$65,632	$33,240	$1,583	$—	$100,455
Provision charged (credited) to earnings	(2,360)	6,214	(227)	—	3,627
Balance at end of period	$63,272	$39,454	$1,356	$—	$104,082

Total allowance for credit losses at end of period:
Allowance for loan losses	$486,353	$251,278	$70,366	$5,915	$813,912
Reserve for unfunded lending commitments	63,272	39,454	1,356	—	104,082
Total allowance for credit losses	$549,625	$290,732	$71,722	$5,915	$917,994

	Six Months Ended June 30, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported/PCI [1]	Total
Allowance for loan losses:
Balance at beginning of period	$510,908	$276,976	$95,656	$12,547	$896,087
Additions:
Provision for loan losses	(8,411)	(29,850)	(13,294)	530	(51,025)
Adjustment for FDIC-supported/PCI loans	—	—	—	(7,638)	(7,638)
Deductions:
Gross loan and lease charge-offs	(36,608)	(13,331)	(19,039)	(1,588)	(70,566)
Recoveries	20,464	17,483	7,043	2,064	47,054
Net loan and lease charge-offs	(16,144)	4,152	(11,996)	476	(23,512)
Balance at end of period	$486,353	$251,278	$70,366	$5,915	$813,912

Reserve for unfunded lending commitments:
Balance at beginning of period	$67,374	$37,852	$1,583	$—	$106,809
Provision charged (credited) to earnings	(4,102)	1,602	(227)	—	(2,727)
Balance at end of period	$63,272	$39,454	$1,356	$—	$104,082

Total allowance for credit losses at end of period:
Allowance for loan losses	$486,353	$251,278	$70,366	$5,915	$813,912
Reserve for unfunded lending commitments	63,272	39,454	1,356	—	104,082
Total allowance for credit losses	$549,625	$290,732	$71,722	$5,915	$917,994
1 The Purchased Loans section following contains further discussion related to FDIC-supported/PCI loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	June 30, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported/PCI	Total
Allowance for loan losses:
Individually evaluated for impairment	$35,940	$5,788	$9,260	$—	$50,988
Collectively evaluated for impairment	404,294	181,473	35,275	37	621,079
Purchased loans with evidence of credit deterioration	—	—	—	3,840	3,840
Total	$440,234	$187,261	$44,535	$3,877	$675,907

Outstanding loan balances:
Individually evaluated for impairment	$304,303	$219,238	$97,668	$1,229	$622,438
Collectively evaluated for impairment	20,824,946	10,089,636	7,844,004	35,657	38,794,243
Purchased loans with evidence of credit deterioration	—	—	—	213,682	213,682
Total	$21,129,249	$10,308,874	$7,941,672	$250,568	$39,630,363

	December 31, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported/PCI	Total
Allowance for loan losses:
Individually evaluated for impairment	$39,288	$12,510	$10,701	$—	$62,499
Collectively evaluated for impairment	425,857	200,853	50,164	392	677,266
Purchased loans with evidence of credit deterioration	—	—	—	6,526	6,526
Total	$465,145	$213,363	$60,865	$6,918	$746,291

Outstanding loan balances:
Individually evaluated for impairment	$315,604	$262,907	$101,545	$1,224	$681,280
Collectively evaluated for impairment	20,440,021	9,925,751	7,647,266	37,963	38,051,001
Purchased loans with evidence of credit deterioration	—	—	—	311,084	311,084
Total	$20,755,625	$10,188,658	$7,748,811	$350,271	$39,043,365
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonaccrual loans are summarized as follows:

(In thousands)	June 30, 2014	December 31, 2013

Loans held for sale	$29,453	$—
Commercial:
Commercial and industrial	$82,646	$97,960
Leasing	668	757
Owner occupied	100,617	136,281
Municipal	8,951	9,986
Total commercial	192,882	244,984
Commercial real estate:
Construction and land development	23,616	29,205
Term	44,042	60,380
Total commercial real estate	67,658	89,585
Consumer:
Home equity credit line	11,367	8,969
1-4 family residential	44,668	53,002
Construction and other consumer real estate	2,462	3,510
Bankcard and other revolving plans	600	1,365
Other	325	804
Total consumer loans	59,422	67,650
FDIC-supported/PCI loans	2,032	4,394
Total	$321,994	$406,613
Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2014
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$157,062	$4,479	$2,833	$7,312	$164,374	$—	$22,141
Commercial:
Commercial and industrial	$12,694,068	$67,955	$43,280	$111,235	$12,805,303	$1,537	$27,058
Leasing	414,954	—	251	251	415,205	—	417
Owner occupied	7,321,609	22,324	42,481	64,805	7,386,414	2,145	58,200
Municipal	517,581	4,746	—	4,746	522,327	—	4,205
Total commercial	20,948,212	95,025	86,012	181,037	21,129,249	3,682	89,880
Commercial real estate:
Construction and land development	2,328,070	296	11,883	12,179	2,340,249	2,239	13,972
Term	7,922,149	17,603	28,873	46,476	7,968,625	5,648	18,509
Total commercial real estate	10,250,219	17,899	40,756	58,655	10,308,874	7,887	32,481
Consumer:
Home equity credit line	2,191,199	4,113	8,862	12,975	2,204,174	—	1,827
1-4 family residential	4,798,122	10,523	18,422	28,945	4,827,067	1,126	21,729
Construction and other consumer real estate	336,016	1,049	1,105	2,154	338,170	164	1,323
Bankcard and other revolving plans	374,012	1,273	1,081	2,354	376,366	869	337
Other	195,164	520	211	731	195,895	—	113
Total consumer loans	7,894,513	17,478	29,681	47,159	7,941,672	2,159	25,329
FDIC-supported/PCI loans	203,683	8,144	38,741	46,885	250,568	38,018	1,131
Total	$39,296,627	$138,546	$195,190	$333,736	$39,630,363	$51,746	$148,821

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$171,328	$—	$—	$—	$171,328	$—	$—
Commercial:
Commercial and industrial	$12,387,546	$48,811	$44,726	$93,537	$12,481,083	$1,855	$52,412
Leasing	387,526	173	230	403	387,929	36	563
Owner occupied	7,357,618	36,718	42,859	79,577	7,437,195	744	82,072
Municipal	440,608	3,307	5,503	8,810	449,418	—	1,176
Total commercial	20,573,298	89,009	93,318	182,327	20,755,625	2,635	136,223
Commercial real estate:
Construction and land development	2,162,018	8,967	11,836	20,803	2,182,821	23	17,311
Term	7,971,327	15,362	19,148	34,510	8,005,837	5,580	42,624
Total commercial real estate	10,133,345	24,329	30,984	55,313	10,188,658	5,603	59,935
Consumer:
Home equity credit line	2,122,549	8,001	2,570	10,571	2,133,120	98	2,868
1-4 family residential	4,704,852	8,526	23,287	31,813	4,736,665	667	27,592
Construction and other consumer real estate	322,807	1,038	1,077	2,115	324,922	—	2,232
Bankcard and other revolving plans	353,060	2,093	1,087	3,180	356,240	900	1,105
Other	196,327	827	710	1,537	197,864	54	125
Total consumer loans	7,699,595	20,485	28,731	49,216	7,748,811	1,719	33,922
FDIC-supported/PCI loans	305,709	12,026	32,536	44,562	350,271	30,391	1,975
Total	$38,711,947	$145,849	$185,569	$331,418	$39,043,365	$40,348	$232,055
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

ZIONS BANCORPORATION AND SUBSIDIARIES

We generally assign internal risk grades to commercial and CRE loans with commitments equal to or greater than $750,000 based on financial and statistical models, individual credit analysis, and loan officer judgment. For these larger loans, we assign one of multiple grades within the Pass classification or one of the following four grades: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged off. We confirm our internal risk grades quarterly, or as soon as we identify information that affects the credit risk of the loan.

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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2014
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$148,381	$15,993	$—	$—	$164,374	$—
Commercial:
Commercial and industrial	$12,105,752	$237,639	$459,167	$2,745	$12,805,303
Leasing	408,963	3,801	2,441	—	415,205
Owner occupied	6,801,947	201,329	383,138	—	7,386,414
Municipal	513,376	—	8,951	—	522,327
Total commercial	19,830,038	442,769	853,697	2,745	21,129,249	$440,234
Commercial real estate:
Construction and land development	2,279,946	9,334	50,969	—	2,340,249
Term	7,634,361	107,039	227,225	—	7,968,625
Total commercial real estate	9,914,307	116,373	278,194	—	10,308,874	187,261
Consumer:
Home equity credit line	2,182,585	—	21,589	—	2,204,174
1-4 family residential	4,767,970	—	59,097	—	4,827,067
Construction and other consumer real estate	332,101	—	6,069	—	338,170
Bankcard and other revolving plans	374,281	—	2,085	—	376,366
Other	195,323	—	572	—	195,895
Total consumer loans	7,852,260	—	89,412	—	7,941,672	44,535
FDIC-supported/PCI loans	153,253	17,286	80,029	—	250,568	3,877
Total	$37,749,858	$576,428	$1,301,332	$2,745	$39,630,363	$675,907

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Loans held for sale	$171,328	$—	$—	$—	$171,328	$—
Commercial:
Commercial and industrial	$11,807,825	$303,598	$360,391	$9,269	$12,481,083
Leasing	380,268	2,050	5,611	—	387,929
Owner occupied	6,827,464	184,328	425,403	—	7,437,195
Municipal	439,432	—	9,986	—	449,418
Total commercial	19,454,989	489,976	801,391	9,269	20,755,625	$465,145
Commercial real estate:
Construction and land development	2,107,828	15,010	59,983	—	2,182,821
Term	7,569,472	172,856	263,509	—	8,005,837
Total commercial real estate	9,677,300	187,866	323,492	—	10,188,658	213,363
Consumer:
Home equity credit line	2,111,475	—	21,645	—	2,133,120
1-4 family residential	4,668,841	—	67,824	—	4,736,665
Construction and other consumer real estate	313,881	—	11,041	—	324,922
Bankcard and other revolving plans	353,618	—	2,622	—	356,240
Other	196,770	—	1,094	—	197,864
Total consumer loans	7,644,585	—	104,226	—	7,748,811	60,865
FDIC-supported/PCI loans	232,893	22,532	94,846	—	350,271	6,918
Total	$37,009,767	$700,374	$1,323,955	$9,269	$39,043,365	$746,291

Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. For our non-purchased credit-impaired loans, if a nonaccrual loan has a balance greater than $1 million or if a loan is a troubled debt restructuring (“TDR”), including TDRs that subsequently default, we individually evaluate the loan for impairment and estimate a specific reserve for the loan for all portfolio segments under applicable accounting guidance. Smaller nonaccrual loans are pooled for ALLL estimation purposes. PCI loans in our FDIC-supported/PCI portfolio segment are included in impaired loans and are accounted for under separate accounting guidance. See subsequent discussion under Purchased Loans.

When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three and six months ended June 30, 2014 and 2013 was not significant.

Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the six months ended June 30, 2014 and 2013:

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2014
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$212,998	$19,380	$139,936	$159,316	$24,970
Owner occupied	132,060	49,728	62,514	112,242	5,604
Municipal	9,429	1,106	7,844	8,950	1,798
Total commercial	354,487	70,214	210,294	280,508	32,372
Commercial real estate:
Construction and land development	62,346	22,454	30,339	52,793	2,433
Term	150,332	72,672	33,659	106,331	1,894
Total commercial real estate	212,678	95,126	63,998	159,124	4,327
Consumer:
Home equity credit line	19,981	11,463	5,164	16,627	155
1-4 family residential	88,987	39,138	35,961	75,099	8,584
Construction and other consumer real estate	3,903	1,608	1,094	2,702	242
Bankcard and other revolving plans	—	—	—	—	—
Total consumer loans	112,871	52,209	42,219	94,428	8,981
FDIC-supported/PCI loans	282,088	94,740	120,171	214,911	3,840
Total	$962,124	$312,289	$436,682	$748,971	$49,520

	December 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$167,816	$28,917	$117,881	$146,798	$22,462
Owner occupied	151,499	50,361	88,584	138,945	13,900
Municipal	10,465	1,175	8,811	9,986	1,225
Total commercial	329,780	80,453	215,276	295,729	37,587
Commercial real estate:
Construction and land development	85,440	19,206	50,744	69,950	3,483
Term	171,826	34,258	112,330	146,588	7,981
Total commercial real estate	257,266	53,464	163,074	216,538	11,464
Consumer:
Home equity credit line	17,547	12,568	2,200	14,768	178
1-4 family residential	95,613	38,775	42,132	80,907	10,276
Construction and other consumer real estate	4,713	2,643	933	3,576	175
Bankcard and other revolving plans	726	726	—	726	—
Total consumer loans	118,599	54,712	45,265	99,977	10,629
FDIC-supported/PCI loans	404,308	83,917	228,392	312,309	6,526
Total	$1,109,953	$272,546	$652,007	$924,553	$66,206

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$182,556	$875		$175,150	$1,898
Owner occupied	139,901	752		139,623	1,500
Municipal	9,270	—		9,615	—
Total commercial	331,727	1,627		324,388	3,398
Commercial real estate:
Construction and land development	59,488	386		60,939	938
Term	136,152	1,058		134,024	2,120
Total commercial real estate	195,640	1,444		194,963	3,058
Consumer:
Home equity credit line	16,512	136		15,686	270
1-4 family residential	79,764	439		79,077	886
Construction and other consumer real estate	3,005	33		3,008	68
Other	—	—		—	—
Total consumer loans	99,281	608		97,771	1,224
FDIC-supported/PCI loans	236,436	14,419	[1]	260,297	36,739	[1]
Total	$863,084	$18,098		$877,419	$44,419

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$161,960	$861		$153,230	$1,519
Owner occupied	213,757	959		209,928	1,878
Municipal	8,999	—		9,100	—
Total commercial	384,716	1,820		372,258	3,397
Commercial real estate:
Construction and land development	142,428	1,558		145,234	2,215
Term	284,518	1,984		287,464	3,824
Total commercial real estate	426,946	3,542		432,698	6,039
Consumer:
Home equity credit line	13,462	85		12,459	143
1-4 family residential	100,395	354		98,914	725
Construction and other consumer real estate	5,626	47		5,874	93
Other	1,782	—		1,799	—
Total consumer loans	121,265	486		119,046	961
FDIC-supported/PCI loans	404,652	33,996	[1]	425,972	59,149	[1]
Total	$1,337,579	$39,844		$1,349,974	$69,546

[1]	The balance of interest income recognized results primarily from accretion of interest income on impaired FDIC-supported/PCI loans.

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

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2014
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$338	$8,285	$20	$2,909	$4,060	$82,439	$98,051
Owner occupied	20,853	1,200	974	1,272	11,642	21,790	57,731
Total commercial	21,191	9,485	994	4,181	15,702	104,229	155,782
Commercial real estate:
Construction and land development	—	6,546	—	745	545	22,757	30,593
Term	8,541	8,916	186	3,639	5,287	45,081	71,650
Total commercial real estate	8,541	15,462	186	4,384	5,832	67,838	102,243
Consumer:
Home equity credit line	742	—	10,566	—	164	611	12,083
1-4 family residential	2,588	53	6,949	634	1,424	36,250	47,898
Construction and other consumer real estate	118	633	46	—	—	1,403	2,200
Total consumer loans	3,448	686	17,561	634	1,588	38,264	62,181
Total accruing	33,180	25,633	18,741	9,199	23,122	210,331	320,206
Nonaccruing
Commercial:
Commercial and industrial	661	1,473	—	1,051	210	16,267	19,662
Owner occupied	3,351	896	560	959	7,720	12,346	25,832
Municipal	—	1,106	—	—	—	—	1,106
Total commercial	4,012	3,475	560	2,010	7,930	28,613	46,600
Commercial real estate:
Construction and land development	11,396	558	—	—	3,373	7,032	22,359
Term	3,031	—	—	1,420	329	6,570	11,350
Total commercial real estate	14,427	558	—	1,420	3,702	13,602	33,709
Consumer:
Home equity credit line	—	—	687	—	216	—	903
1-4 family residential	3,421	47	1,712	164	4,179	11,620	21,143
Construction and other consumer real estate	4	678	—	—	—	120	802
Bankcard and other revolving plans	—	—	—	—	—	—	—
Total consumer loans	3,425	725	2,399	164	4,395	11,740	22,848
Total nonaccruing	21,864	4,758	2,959	3,594	16,027	53,955	103,157
Total	$55,044	$30,391	$21,700	$12,793	$39,149	$264,286	$423,363

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1,143	$9,848	$11,491	$3,217	$4,308	$53,117	$83,124
Owner occupied	22,841	1,482	987	1,291	9,659	23,576	59,836
Total commercial	23,984	11,330	12,478	4,508	13,967	76,693	142,960
Commercial real estate:
Construction and land development	1,067	8,231	—	1,063	4,119	28,295	42,775
Term	7,542	9,241	190	3,783	14,932	61,024	96,712
Total commercial real estate	8,609	17,472	190	4,846	19,051	89,319	139,487
Consumer:
Home equity credit line	743	—	9,438	—	323	332	10,836
1-4 family residential	2,628	997	6,814	643	3,083	35,869	50,034
Construction and other consumer real estate	128	329	11	—	—	1,514	1,982
Total consumer loans	3,499	1,326	16,263	643	3,406	37,715	62,852
Total accruing	36,092	30,128	28,931	9,997	36,424	203,727	345,299
Nonaccruing
Commercial:
Commercial and industrial	2,028	5,814	—	473	8,948	10,395	27,658
Owner occupied	3,020	1,489	1,043	1,593	10,482	14,927	32,554
Municipal	—	1,175	—	—	—	—	1,175
Total commercial	5,048	8,478	1,043	2,066	19,430	25,322	61,387
Commercial real estate:
Construction and land development	11,699	1,555	—	—	5,303	8,617	27,174
Term	2,126	—	—	1,943	315	14,861	19,245
Total commercial real estate	13,825	1,555	—	1,943	5,618	23,478	46,419
Consumer:
Home equity credit line	—	—	1,036	—	221	—	1,257
1-4 family residential	4,315	1,396	1,606	—	3,901	14,109	25,327
Construction and other consumer real estate	4	1,260	—	—	—	229	1,493
Bankcard and other revolving plans	—	252	—	—	—	—	252
Total consumer loans	4,319	2,908	2,642	—	4,122	14,338	28,329
Total nonaccruing	23,192	12,941	3,685	4,009	29,170	63,138	136,135
Total	$59,284	$43,069	$32,616	$14,006	$65,594	$266,865	$481,434

[1]
Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.
Unused commitments to extend credit on TDRs amounted to approximately $6.6 million at June 30, 2014 and $5.6 million at December 31, 2013.

ZIONS BANCORPORATION AND SUBSIDIARIES

The total recorded investment of all TDRs in which interest rates were modified below market was $182.6 million at June 30, 2014 and $172.6 million at December 31, 2013. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Commercial:
Commercial and industrial	$(81)	$(17)	$244	$(201)
Owner occupied	(1,602)	(1,046)	(3,310)	(2,097)
Total commercial	(1,683)	(1,063)	(3,066)	(2,298)
Commercial real estate:
Construction and land development	(606)	(111)	(1,272)	(519)
Term	(1,647)	(2,585)	(3,425)	(5,150)
Total commercial real estate	(2,253)	(2,696)	(4,697)	(5,669)
Consumer:
Home equity credit line	(18)	(34)	(42)	(73)
1-4 family residential	(3,441)	(3,758)	(7,042)	(7,613)
Construction and other consumer real estate	(102)	(108)	(207)	(217)
Total consumer loans	(3,561)	(3,900)	(7,291)	(7,903)
Total decrease to interest income[1]	$(7,497)	$(7,659)	$(15,054)	$(15,870)
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$284	$284	$—	$284	$284
Owner occupied	—	421	421	—	421	421
Total commercial	—	705	705	—	705	705
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Consumer:
Home equity credit line	—	—	—	—	217	217
1-4 family residential	10	39	49	10	39	49
Construction and other consumer real estate	—	83	83	—	83	83
Total consumer loans	10	122	132	10	339	349
Total	$10	$827	$837	$10	$1,044	$1,054

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$—	$—	$—	$3	$3
Owner occupied	—	3,153	3,153	—	3,153	3,153
Total commercial	—	3,153	3,153	—	3,156	3,156
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	—	—	—	1,019	1,019
Total commercial real estate	—	—	—	—	1,019	1,019
Consumer:
Home equity credit line	—	—	—	—	85	85
1-4 family residential	—	2,399	2,399	—	2,399	2,399
Construction and other consumer real estate	—	—	—	—	—	—
Total consumer loans	—	2,399	2,399	—	2,484	2,484
Total	$—	$5,552	$5,552	$—	$6,659	$6,659
Note: Total loans modified as TDRs during the 12 months previous to June 30, 2014 and 2013 were $141.3 million and $183.8 million, respectively.

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

During 2009, CB&T and NSB acquired failed banks from the FDIC as receiver and entered into loss sharing agreements with the FDIC for the acquired loans and foreclosed assets. In general, the FDIC assumed 80% of credit losses up to a specified threshold and 95% above that threshold. The five-year agreements for commercial loans, which comprised the major portion of the covered portfolio, expire in 2014 through September 30. The ten-year agreements for single family residential loans, which are a small portion of the covered portfolio, will expire in 2019. Due to their declining balances, the “FDIC-supported/PCI loans” are included with “Loans and leases” in the

ZIONS BANCORPORATION AND SUBSIDIARIES

Company’s balance sheet. However, they continue to be shown separately in this footnote and in other disclosures, and include both PCI and certain other acquired loans.

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	June 30, 2014	December 31, 2013

Commercial	$124,943	$150,191
Commercial real estate	142,432	233,720
Consumer	20,890	28,608
Outstanding balance	$288,265	$412,519

Carrying amount	$213,682	$311,797
ALLL	3,840	6,478
Carrying amount, net	$209,842	$305,319
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

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were not significant at June 30, 2014 and December 31, 2013.

Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Balance at beginning of period	$65,765	$126,359	$77,528	$134,461
Accretion	(14,181)	(33,787)	(36,488)	(59,053)
Reclassification from nonaccretable difference	5,531	8,312	14,451	23,184
Disposals and other	3,719	3,599	5,343	5,891
Balance at end of period	$60,834	$104,483	$60,834	$104,483
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

During the three and six months ended June 30, we adjusted the ALLL for acquired loans by recording a provision for loan losses of $0.2 million and $(2.5) million in 2014 and $2.5 million and $(7.1) million in 2013, respectively. The provision is net of the ALLL reversals discussed subsequently. As separately discussed and in accordance with the loss sharing agreements, portions of the provision reductions result in a corresponding decrease of the FDIC IA. For the three and six months ended June 30, these adjustments resulted in net recoveries of $0.5 million and $1.7 million in 2014, and net charge-offs of $0.3 million and net recoveries of $0.6 million in 2013, respectively.

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

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three and six months ended June 30, total reversals to the ALLL were $0.7 million and $3.6 million in 2014 and $1.1 million and $10.9 million in 2013, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Any related decrease to the FDIC IA is recorded through a charge to other noninterest expense. Changes that increase cash flows have been due primarily to (1) the enhanced economic status of borrowers compared to original evaluations, (2) improvements in the Southern California market where the majority of these loans were originated, and (3) efforts by our credit officers and loan workout professionals to resolve problem loans.

For the three and six months ended June 30, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $11.7 million and $30.2 million in 2014 and $28.4 million and $47.4 million in 2013, respectively, of additional interest income; and $9.3 million and $25.3 million in 2014 and $21.8 million and $42.1 million in 2013, respectively, of additional other noninterest expense due to the reduction of the FDIC IA.

FDIC Indemnification Asset
The balance of the FDIC IA was $5.8 million at June 30, 2014 and $26.4 million at December 31, 2013. In accordance with applicable accounting guidance, the balance will reduce to a de minimus level by September 30, 2014 when the final commercial loan loss sharing agreement expires.

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

Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At June 30, 2014, the fair value of our derivative liabilities was $56.6 million, for which we were required to pledge cash collateral of approximately $44.3 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at June 30, 2014, the additional amount of collateral we could be required to pledge is approximately $1.6 million. Since July 2013, as required by the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

Interest rate swap agreements designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount. Derivatives not designated as accounting hedges, including basis swap agreements, are not speculative and are used to economically manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements.

Selected information with respect to notional amounts and recorded gross fair values at June 30, 2014 and December 31, 2013, and the related gain (loss) of derivative instruments for the three and six months ended June 30, 2014 and 2013 is summarized as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2014			December 31, 2013
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges:
Interest rate swaps	$200,000	$1,280	$63	$100,000	$202	$583
Total derivatives designated as hedging instruments	200,000	1,280	63	100,000	202	583
Derivatives not designated as hedging instruments
Interest rate swaps	15,890	—	153	65,850	420	421
Interest rate swaps for customers [2]	2,820,479	48,911	50,379	2,902,776	55,447	54,688
Foreign exchange	358,462	6,952	5,979	751,066	9,614	8,643
Total return swap	—	—	—	1,159,686	—	4,062
Total derivatives not designated as hedging instruments	3,194,831	55,863	56,511	4,879,378	65,481	67,814
Total derivatives	$3,394,831	$57,143	$56,574	$4,979,378	$65,683	$68,397

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$1,988	$577	$—		$2,526	$928	$—
	1,988	577	—		2,526	928	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$608				$1,326
Total derivatives designated as hedging instruments	1,988	577	—	608	2,526	928	—	1,326
Derivatives not designated as hedging instruments
Interest rate swaps			348				354
Interest rate swaps for customers [2]			(377)				(926)
Foreign exchange			1,998				3,709
Total return swap			(467)				(7,894)
Total derivatives not designated as hedging instruments			1,502				(4,757)
Total derivatives	$1,988	$577	$1,502	$608	$2,526	$928	$(4,757)	$1,326

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$(2)	$777	$—		$(6)	$2,382	$—
	(2)	777	—		(6)	2,382	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$780				$1,546
Total derivatives designated as hedging instruments	(2)	777	—	780	(6)	2,382	—	1,546
Derivatives not designated as hedging instruments
Interest rate swaps			(20)				(87)
Interest rate swaps for customers [2]			4,290				5,748
Futures contracts			(1)				—
Foreign exchange			2,100				4,854
Total return swap			(5,450)				(11,008)
Total derivatives not designated as hedging instruments			919				(493)
Total derivatives	$(2)	$777	$919	$780	$(6)	$2,382	$(493)	$1,546

Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).

[2]	Amounts include both the customer swaps and the offsetting derivative contracts.

[3]
Amounts for the three and six months ended June 30, of $0.6 million and $0.9 million in 2014, and $0.8 million and $2.4 million in 2013, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 8.

At June 30, the fair values of derivative assets and liabilities were reduced by net credit valuation adjustments of $1.9 million and $0.5 million in 2014, and $2.8 million and $2.2 million in 2013, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

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

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following June 30, 2014, we estimate that an additional $2.7 million will be reclassified.

ZIONS BANCORPORATION AND SUBSIDIARIES

Total Return Swap
Effective April 28, 2014, we canceled the total return swap and related interest rate swaps (“TRS”) relating to a portfolio of $1.16 billion notional amount of our bank and insurance trust preferred CDOs. Prior to cancellation of the TRS, the actual portfolio par balance had been reduced to $545 million due to sales, paydowns and payoffs. As a result of the cancellation, the TRS derivative liability was extinguished at June 30, 2014, and the Company’s regulatory risk weighted assets increased by approximately $0.9 billion at June 30, 2014.

8.	DEBT AND SHAREHOLDERS’ EQUITY
Debt Redemptions
During the three and six months ended June 30, 2014, we redeemed $130 million and $255 million of long-term senior notes. For balances at June 30, 2014, during the remainder of 2014, long-term senior notes of $240.6 million mature in September 2014 and long-term senior notes of $44.3 million have optional early redemptions of $17.4 million in August 2014 and $26.9 million in November 2014. We have provided a notice of call for the notes in August 2014.

On May 15, 2014, we redeemed at maturity the entire 5.65% subordinated notes ($30.2 million par amount) and 5.65% convertible subordinated notes ($75.7 million par amount). For the remainder of 2014, subordinated debt of $75 million at June 30, 2014 matures in September 2014.

Accumulated Other Comprehensive Income
Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivative instruments	Pension and post-retirement	Total
Six Months Ended June 30, 2014

Balance at December 31, 2013	$(167,032)	$(217)	$(24,852)	$(192,101)

Other comprehensive income before reclassifications, net of tax	81,671	1,519	—	83,190
Amounts reclassified from AOCI, net of tax	(27,368)	(558)	—	(27,926)
Other comprehensive income	54,303	961	—	55,264
Balance at June 30, 2014	$(112,729)	$744	$(24,852)	$(136,837)

Income tax expense included in other comprehensive income	$43,595	$638	$—	$44,233

Six Months Ended June 30, 2013

Balance at December 31, 2012	$(397,616)	$1,794	$(50,335)	$(446,157)

Other comprehensive income (loss) before reclassifications, net of tax	65,212	(3)	—	65,209
Amounts reclassified from AOCI, net of tax	7,818	(1,426)	—	6,392
Other comprehensive income (loss)	73,030	(1,429)	—	71,601
Balance at June 30, 2013	$(324,586)	$365	$(50,335)	$(374,556)

Income tax expense (benefit) included in other comprehensive income (loss)	$43,986	$(959)	$—	$43,027

ZIONS BANCORPORATION AND SUBSIDIARIES

	Amounts reclassified from AOCI [1]				Statement of income (SI) Balance sheet (BS)
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2014	2013	2014	2013		Affected line item

Net realized gains (losses) on investment securities	$5,026	$(1,153)	$35,940	$2,146	SI	Fixed income securities gains (losses), net
Income tax expense	1,922	(441)	7,996	821
	3,104	(712)	27,944	1,325

Net unrealized losses on investment securities	—	(4,217)	(27)	(13,932)	SI	Net impairment losses on investment securities
Income tax benefit	—	(1,668)	(10)	(5,384)
	—	(2,549)	(17)	(8,548)
Accretion of securities with noncredit-related impairment losses not expected to be sold	(462)	(637)	(944)	(981)	BS	Investment securities, held-to-maturity
Deferred income taxes	189	251	385	386	BS	Other assets
	$2,831	$(3,647)	$27,368	$(7,818)

Net unrealized gains on derivative instruments	$577	$777	$928	$2,382	SI	Interest and fees on loans
Income tax expense	229	308	370	956
	$348	$469	$558	$1,426
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

Subsequent Event
On July 25, 2014, the Federal Reserve announced that it has not objected to the Company’s 2014 resubmitted Capital Plan. The post-stress Tier 1 common ratio was computed under the resubmitted plan at 5.1%, which exceeded the minimum 5.0% requirement. Our original 2014 Capital Plan did not meet this minimum requirement. The Company’s resubmitted Capital Plan included the issuance of $400 million of new common equity in the third quarter of 2014. However, we determined to increase this amount, and on July 28, 2014, we issued $525 million of common stock, which consisted of approximately 17.6 million shares at a price of $29.80 per share. Net of commissions and fees, this issuance added approximately $516 million to common stock in the third quarter of 2014. In addition, we granted the underwriters a 30-day option to purchase up to an additional 15% of the amount of common stock offered, or approximately $78.7 million of common stock. As of the date of this filing, the underwriters had not exercised this option.

ZIONS BANCORPORATION AND SUBSIDIARIES

9.	INCOME TAXES
The income tax expense rate for the three and six months ended June 30, 2014 and 2013 was lower than the blended statutory rate of 38.25% primarily because of the non-taxability of certain income items. However, the effective tax rate for the three and six months ended June 30, 2014 was higher than the comparable periods in 2013 primarily because of a slight decrease in the amount of nontaxable items relative to pretax income, and an accrual of $2.3 million of interest expense included in income tax expense to settle certain income tax examinations.
Net deferred tax assets were approximately $239 million at June 30, 2014 and $304 million at December 31, 2013. We evaluate net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of June 30, 2014.

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

Fair Value Policies and Procedures
We have various policies, processes and controls in place to ensure that fair values are reasonably developed, reviewed and approved for use. These include a Securities Valuation and Securitization Oversight Committee (“SOC”) comprised of executive management appointed by the Board of Directors. The SOC reviews and approves on a quarterly basis the key components of fair value estimation, including critical valuation assumptions for Level 3 modeling. Attribution analyses are completed when significant changes occur between quarters. The SOC also requires quarterly back testing of certain significant assumptions. A Model Risk Management Group conducts model validations, including the internal model, and sets policies and procedures for revalidation, including the timing of revalidation.

ZIONS BANCORPORATION AND SUBSIDIARIES

Third Party Service Providers
We use a third party pricing service to provide pricing for approximately 88% of our AFS Level 2 securities, and an internal model to estimate fair value for approximately 98% of our AFS Level 3 securities. Fair values for the remaining AFS Level 2 and Level 3 securities generally use standard form discounted cash flow modeling with certain inputs corroborated by market data.

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

For Level 3 securities, we review and evaluate on a quarterly basis the relevant third party modeling assumptions. These include PDs, loss given default rates, over-collateralization levels, and rating transition probability matrices from ratings agencies. In addition, we also compare the results and valuation with our information about market trends and trading data. This includes information regarding trading prices, implied discounts, outlier information, valuation assumptions, etc.

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
During the three months ended March 31, 2014, two insurance CDO securities and two single-name bank trust preferred securities, were transferred from Level 3 to Level 2 primarily due to the increasing ability to utilize fair value inputs corroborated by observed market data. The securities remain at Level 2 at June 30, 2014 as shown in the Level 3 reconciliation schedules following. The securities constitute the Company’s entire holding of each asset class.

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
Private Equity Investments
Private equity investments are measured under Level 2 or Level 3. The Other Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available. The amount of unfunded commitments is disclosed in Note 11. Certain restrictions apply for the redemption of these investments. Approximately $56 million of private equity investments at June 30, 2014 are prohibited by the Volcker Rule.
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
Interest-Only Strips
Interest-only strips are created as a by-product of the securitization process. When the guaranteed portions of Small Business Administration (“SBA”) 7(a) loans are pooled, interest-only strips may be created in the pooling process. The asset’s fair value represents our projection of the present value of future cash flows measured under Level 3 using discounted cash flow methodologies.
Deferred Compensation Plan Assets and Obligations
Invested assets in the deferred compensation plan consists of shares of registered investment companies. These mutual funds are valued under Level 1 at quoted market prices, which represents the net asset value of shares held by the plan at the end of the period.
Derivatives
Derivatives are measured according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of forward currency exchange contracts measured under Level 1 because they are traded in active markets. OTC derivatives, including those for customers, consist of interest rate swaps and options. These derivatives are measured under Level 2 using third party services. Observable market inputs include yield curves (the LIBOR swap curve and relevant overnight index swap curves), foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect nonperformance risk for both the Company and the respective counterparty. These adjustments are determined generally by applying a credit spread to the total expected exposure of the derivative.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, are measured under Level 1 using quoted market prices. If not available, quoted prices under Level 2 for similar securities are used.

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	June 30, 2014
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$2,330,185		$2,330,185
Municipal securities		178,371	$10,038	188,409
Asset-backed securities:
Trust preferred – banks and insurance		64,347	685,805	750,152
Trust preferred – real estate investment trusts			—	—
Auction rate			6,578	6,578
Other		1,315	28	1,343
Mutual funds and stock	175,617	10,525		186,142
	175,617	2,584,743	702,449	3,462,809
Trading account		56,572		56,572
Other noninterest-bearing investments:
Bank-owned life insurance		472,740		472,740
Private equity		5,036	82,256	87,292
Other assets:
Agriculture loan servicing and interest-only strips			11,461	11,461
Deferred compensation plan assets	90,490			90,490
Derivatives:
Interest rate related and other		1,280		1,280
Interest rate swaps for customers		48,911		48,911
Foreign currency exchange contracts	6,952			6,952
	6,952	50,191		57,143
	$273,059	$3,169,282	$796,166	$4,238,507
LIABILITIES
Securities sold, not yet purchased	$10,590			$10,590
Other liabilities:
Deferred compensation plan obligations	90,490			90,490
Derivatives:
Interest rate related and other		$216		216
Interest rate swaps for customers		50,379		50,379
Foreign currency exchange contracts	5,979			5,979
Total return swap			$—	—
	5,979	50,595	—	56,574
Other			132	132
	$107,059	$50,595	$132	$157,786

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$2,059,105		$2,059,105
Municipal securities		55,602	$10,662	66,264
Asset-backed securities:
Trust preferred – banks and insurance		—	1,238,820	1,238,820
Trust preferred – real estate investment trusts			22,996	22,996
Auction rate			6,599	6,599
Other		2,099	25,800	27,899
Mutual funds and stock	259,750	20,453		280,203
	259,750	2,137,259	1,304,877	3,701,886
Trading account		34,559		34,559
Other noninterest-bearing investments:
Bank-owned life insurance		466,428		466,428
Private equity		4,822	82,410	87,232
Other assets:
Agriculture loan servicing and interest-only strips			8,852	8,852
Deferred compensation plan assets	86,184			86,184
Derivatives:
Interest rate related and other		1,100		1,100
Interest rate swaps for customers		55,447		55,447
Foreign currency exchange contracts	9,614			9,614
	9,614	56,547		66,161
	$355,548	$2,699,615	$1,396,139	$4,451,302
LIABILITIES
Securities sold, not yet purchased	$73,606			$73,606
Other liabilities:
Deferred compensation plan obligations	86,184			86,184
Derivatives:
Interest rate related and other		$1,004		1,004
Interest rate swaps for customers		54,688		54,688
Foreign currency exchange contracts	8,643			8,643
Total return swap			$4,062	4,062
	8,643	55,692	4,062	68,397
Other			241	241
	$168,433	$55,692	$4,303	$228,428

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

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended June 30, 2014
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at March 31, 2014	$10,184	$690,217	$—	$6,560	$30	$81,052	$11,207	$(5,632)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	8	633		1
Dividends and other investment income (loss)						(1,052)
Fair value and nonhedge derivative loss								(467)
Equity securities gains, net						584
Fixed income securities gains, net	—	4,383	—		—
Other noninterest income							45
Other noninterest expense								101
Other comprehensive income	92	6,878		17	—
Purchases						7,104	379
Sales		—	—		—	(15)
Redemptions and paydowns	(246)	(16,306)			(2)	(5,417)	(170)	5,866
Transfers to Level 2		—
Balance at June 30, 2014	$10,038	$685,805	$—	$6,578	$28	$82,256	$11,461	$(132)

	Level 3 Instruments
	Six Months Ended June 30, 2014
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2013	$10,662	$1,238,820	$22,996	$6,599	$25,800	$82,410	$8,852	$(4,303)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	18	1,353		2
Dividends and other investment income (loss)						(2,747)
Fair value and nonhedge derivative loss								(7,894)
Equity securities gains, net						584
Fixed income securities gains, net	16	22,965	1,399		10,917
Other noninterest income							526
Other noninterest expense								109
Other comprehensive income (loss)	(182)	101,340	—	(23)	(15)
Purchases						8,460	2,456
Sales		(546,388)			(36,669)	(839)
Redemptions and paydowns	(476)	(63,092)	(24,395)		(5)	(5,612)	(373)	11,956
Transfers to Level 2		(69,193)
Balance at June 30, 2014	$10,038	$685,805	$—	$6,578	$28	$82,256	$11,461	$(132)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended June 30, 2013
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at March 31, 2013	$17,043	$1,003,102	$17,306	$6,524	$15,393	$69,706	$8,252	$(5,070)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	—	797	63	—	9
Dividends and other investment income						2,160
Fair value and nonhedge derivative loss								(5,450)
Equity securities gains, net						1,340
Fixed income securities gains (losses), net	15	(1,190)			14
Net impairment losses on investment securities		(4,047)	(170)
Other noninterest income							384
Other noninterest expense								(94)
Other comprehensive income	197	52,312	1,300	30	1,972
Purchases						2,882
Sales		(7,015)				(387)
Redemptions and paydowns	(3,711)	(13,666)			(64)	(184)	(298)	5,496
Balance at June 30, 2013	$13,544	$1,030,293	$18,499	$6,554	$17,324	$75,517	$8,338	$(5,118)

	Level 3 Instruments
	Six Months Ended June 30, 2013
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2012	$16,551	$949,271	$16,403	$6,515	$15,160	$64,223	$8,334	$(5,251)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	21	1,612	126	1	14
Dividends and other investment income						5,149
Fair value and nonhedge derivative loss								(11,008)
Equity securities gains, net						3,739
Fixed income securities gains, net	36	2,036		—	44
Net impairment losses on investment securities		(13,761)	(170)
Other noninterest income							503
Other noninterest expense								(165)
Other comprehensive income	922	130,962	2,140	38	4,623
Purchases						3,841
Sales		(7,015)				(1,120)
Redemptions and paydowns	(3,986)	(32,812)		—	(2,517)	(315)	(499)	11,306
Balance at June 30, 2013	$13,544	$1,030,293	$18,499	$6,554	$17,324	$75,517	$8,338	$(5,118)

ZIONS BANCORPORATION AND SUBSIDIARIES

The preceding reconciling amounts using Level 3 inputs include the following realized amounts:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2014	2013	2014	2013

Dividends and other investment income (loss)	$—	$(60)	$34	$(45)
Fixed income securities gains (losses), net	4,383	(1,161)	35,297	2,116

Except as previously discussed, no other transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three and six months ended June 30, 2014 and 2013. Transfers are considered to have occurred as of the end of the reporting period.

Following is a summary of quantitative information relating to the principal valuation techniques and significant unobservable inputs for Level 3 instruments measured on a recurring and nonrecurring basis:

	Level 3 Instruments
	Quantitative information at June 30, 2014
(Dollar amounts in thousands)	Fair value	Principal valuation techniques	Significant unobservable inputs	Range of inputs (% annually)
Asset-backed securities:
Trust preferred – predominantly banks	$740,261	Discounted cash flow Market comparables	Constant prepayment rate	until 2016 – 5.5% to 26.19%
				2016 to maturity – 3.0%
			Constant default rate	yr 1 – 0.3% to 2.75%
				yrs 2-5 – 0.48% to 0.87%
				yrs 6 to maturity – 0.59% to 0.65%
			Loss given default	100%
			Loss given deferral	8.17% to 100%
			Discount rate (spread over forward LIBOR)	5.1% to 5.7%

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Quantitative information at December 31, 2013
(Dollar amounts in thousands)	Fair value	Principal valuation techniques	Significant unobservable inputs	Range of inputs (% annually)
Asset-backed securities:
Trust preferred – predominantly banks	$921,819	Discounted cash flow Market comparables	Constant prepayment rate	until 2016 – 5.50% to 20.73%
				2016 to maturity – 3.0%
			Constant default rate	yr 1 – 0.30% to 1.94%
				yrs 2-5 – 0.49% to 1.14%
				yrs 6 to maturity – 0.58% to 0.65%
			Loss given default	100%
			Loss given deferral	14.39% to 100%
			Discount rate (spread over forward LIBOR)	5.6% to 7.7%

Trust preferred – predominantly insurance	346,390	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 5.0%
			Constant default rate	yr 1 – 0.38% to 1.03%
				yrs 2-5 – 0.53% to 0.89%
				yrs 6 to maturity – 0.50% to 0.55%
			Loss given default	100%
			Loss given deferral	2.18% to 30.13%
			Discount rate (spread over forward LIBOR)	3.72% to 6.49%

Trust preferred – individual banks	22,324	Market comparables	Yield	6.6% to 7.8%
			Price	81.25% to 109.6%

Trust preferred – real estate investment trust	22,996	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 0.0%
			Constant default rate	yr 1 – 4.1% to 10.6%
				yrs 2-3 – 4.6% to 5.5%
				yrs 4-6 – 1.0%
				yrs 7 to maturity – 0.50%
			Loss given default	60% to 100%
			Discount rate (spread over forward LIBOR)	5.5% to 15%

Other (predominantly ABS CDOs)	25,800	Discounted cash flow	Constant default rate	0.01% to 100%
			Loss given default	70% to 92%
			Discount rate (spread over forward LIBOR)	9% to 22%

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In thousands)	Fair value at June 30, 2014				Fair value at December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$—	$—	$—	$—	$8,483	$8,483
Private equity investments, carried at cost	—	—	547	547	—	—	13,270	13,270
Impaired loans	—	15,610	—	15,610	—	11,765	—	11,765
Other real estate owned	—	10,597	—	10,597	—	24,684	—	24,684
	$—	$26,207	$547	$26,754	$—	$36,449	$21,753	$58,202

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
ASSETS
HTM securities adjusted for OTTI	$—	$—	$(27)	$(403)
Private equity investments, carried at cost	(133)	(609)	(133)	(1,429)
Impaired loans	(104)	(832)	(2,282)	(1,566)
Other real estate owned	(937)	(2,156)	(3,171)	(6,468)
	$(1,174)	$(3,597)	$(5,613)	$(9,866)

During the three and six months ended June 30, we recognized net gains of $1.5 million and $2.5 million in 2014, and $2.1 million and $6.3 million in 2013 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $24.6 million and $38.7 million during the six months ended June 30, 2014 and 2013, respectively. Previous to their sale in these periods, we recognized impairment on these properties of $0.3 million and $0.5 million in 2014, and $0.3 million and $0.4 million in 2013.

HTM securities adjusted for OTTI were measured at fair value using the same methodology for trust preferred CDO securities.

Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of private equity investments carried at cost were $48.5 million at June 30, 2014 and $53.6 million at December 31, 2013. Amounts of other noninterest-bearing investments carried at cost were $246.5 million at June 30, 2014 and $248.4 million at December 31, 2013, which were comprised of Federal Reserve, Federal Home Loan Bank, and Farmer Mac stock.

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

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	June 30, 2014			December 31, 2013
(In thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$615,104	$643,926	3	$588,981	$609,547	3
Loans and leases (including loans held for sale), net of allowance	39,118,830	38,777,966	3	38,468,402	38,088,242	3
Financial liabilities:
Time deposits	2,500,303	2,507,425	2	2,593,038	2,602,955	2
Foreign deposits	252,207	252,323	2	1,980,161	1,979,805	2
Long-term debt (less fair value hedges)	1,930,649	2,072,925	2	2,269,762	2,423,643	2

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

11.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In thousands)	June 30, 2014	December 31, 2013

Unfunded commitments to extend credit	$16,566,311	$16,174,326
Standby letters of credit:
Financial	762,836	779,811
Performance	168,238	159,485
Commercial letters of credit	28,294	80,218
Total unfunded lending commitments	$17,525,679	$17,193,840

The Company’s 2013 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At June 30, 2014, the Company had recorded approximately $11.7 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $9.2 million attributable to the RULC and $2.5 million of deferred commitment fees.

At June 30, 2014, the Parent has guaranteed $15.0 million of debt of affiliated trusts issuing trust preferred securities.

At June 30, 2014, we had unfunded commitments for private equity and other noninterest-bearing investments of $24.4 million. These obligations have no stated maturity. However, at June 30, 2014, substantially all of the private equity investments related to these commitments were prohibited by the Volcker Rule. We are currently taking steps to sell these prohibited investments by the required deadline of July 21, 2015, and do not expect that such sales will have a material effect on the Company’s financial statements. See further discussions in Notes 5 and 10.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

At any given time, proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; our customers’ involvement in money-laundering, fraud, securities violations and other illicit activities or our policies and practices relating to such customer activities; and our compliance with the broad range of banking, securities and other laws and regulations applicable to us. At any given time, we may be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters. Significant investigations and similar inquiries to which we are currently subject relate to:

•
possible money laundering activities of a customer of one of our subsidiary banks and the anti-money laundering practices of that bank (conducted by the United States Attorney’s Office for the Southern District of New York); and

•
the practices of our subsidiary, Zions Bank; our former subsidiary, NetDeposit, LLC; and possibly other of our affiliates relating primarily to payment processing for allegedly fraudulent telemarketers and other customer types (conducted by the Department of Justice).

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

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. We currently estimate the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $50 million in excess of amounts accrued. This estimated range of reasonably possible losses is based on information currently available as of June 30, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

12.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended June 30,						Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

Service cost	$—	$—	$—	$—	$8	$8	$—	$—	$—	$—	$16	$16
Interest cost	1,880	1,739	113	101	12	10	3,760	3,478	227	202	23	20
Expected return on plan assets	(3,326)	(3,027)					(6,652)	(6,055)
Amortization of prior service cost (credit)			13	31	—	(37)			25	62	—	(75)
Amortization of net actuarial (gain) loss	797	2,157	5	17	(18)	(19)	1,593	4,315	10	35	(35)	(38)
Net periodic benefit cost (credit)	$(649)	$869	$131	$149	$2	$(38)	$(1,299)	$1,738	$262	$299	$4	$(77)

As disclosed in the Company’s 2013 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

13.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of June 30, 2014, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 98 branches in Utah and 26 branches in Idaho. CB&T operates 95 branches in California. Amegy operates 84 branches in Texas. NBAZ operates 71 branches in Arizona. NSB operates 48 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the three months ended June 30, 2014 and 2013:

(In millions)	Zions Bank		CB&T		Amegy		NBAZ		NSB
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

CONDENSED INCOME STATEMENT
Net interest income	$145.6	$150.8	$103.7	$122.6	$95.4	$94.0	$40.3	$41.4	$28.3	$28.6
Provision for loan losses	(15.4)	(10.7)	(12.9)	(3.0)	(7.5)	5.7	(8.0)	(4.7)	(5.7)	(8.7)
Net interest income after provision for loan losses	161.0	161.5	116.6	125.6	102.9	88.3	48.3	46.1	34.0	37.3
Net impairment losses on investment securities	—	—	—	—	—	—	—	—	—	—
Other noninterest income	50.2	54.2	13.8	19.7	36.3	35.5	8.3	8.8	8.9	9.7
Noninterest expense	121.1	128.0	82.4	94.5	92.5	91.9	38.9	35.4	34.0	34.2
Income (loss) before income taxes	90.1	87.7	48.0	50.8	46.7	31.9	17.7	19.5	8.9	12.8
Income tax expense (benefit)	33.2	32.1	19.0	19.9	15.9	10.6	6.6	7.4	3.0	4.4
Net income (loss)	$56.9	$55.6	$29.0	$30.9	$30.8	$21.3	$11.1	$12.1	$5.9	$8.4

AVERAGE BALANCE SHEET DATA
Total assets	$17,593	$17,522	$11,044	$10,823	$13,618	$13,215	$4,696	$4,620	$4,073	$4,064
Cash and due from banks	336	352	156	165	213	273	73	71	83	82
Money market investments	2,678	2,949	1,252	1,237	2,435	2,676	413	433	765	956
Total securities	1,747	1,311	237	334	260	313	371	300	787	780
Total loans	12,317	12,363	8,655	8,287	9,563	8,790	3,648	3,612	2,318	2,124
Total deposits	15,320	15,234	9,395	9,231	11,165	10,798	4,014	3,918	3,676	3,625
Shareholder’s equity:
Preferred equity	280	280	162	162	227	251	98	180	50	113
Common equity	1,552	1,533	1,368	1,319	1,873	1,776	454	407	324	304
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,832	1,813	1,530	1,481	2,100	2,027	552	587	374	417

	Vectra		TCBW		Other		Consolidated Company
	2014	2013	2014	2013	2014	2013	2014	2013

CONDENSED INCOME STATEMENT
Net interest income	$25.4	$25.1	$7.3	$6.8	$(29.7)	$(38.6)	$416.3	$430.7
Provision for loan losses	(4.5)	(0.8)	(0.4)	0.1	—	0.1	(54.4)	(22.0)
Net interest income after provision for loan losses	29.9	25.9	7.7	6.7	(29.7)	(38.7)	470.7	452.7
Net impairment losses on investment securities	—	—	—	—	—	(4.2)	—	(4.2)
Other noninterest income	5.9	6.1	1.0	1.0	0.5	(5.7)	124.9	129.3
Noninterest expense	23.7	25.5	5.0	3.9	8.4	38.3	406.0	451.7
Income (loss) before income taxes	12.1	6.5	3.7	3.8	(37.6)	(86.9)	189.6	126.1
Income tax expense (benefit)	4.3	2.1	1.3	1.3	(13.3)	(34.7)	70.0	43.1
Net income (loss)	$7.8	$4.4	$2.4	$2.5	$(24.3)	$(52.2)	$119.6	$83.0

AVERAGE BALANCE SHEET DATA
Total assets	$2,595	$2,529	$869	$836	$548	$1,055	$55,036	$54,664
Cash and due from banks	47	50	21	19	(7)	(12)	922	1,000
Money market investments	18	78	94	103	(154)	220	7,501	8,652
Total securities	158	184	74	107	389	539	4,023	3,868
Total loans	2,316	2,138	665	595	62	62	39,544	37,971
Total deposits	2,184	2,165	734	703	(1,030)	(689)	45,458	44,985
Shareholder’s equity:
Preferred equity	42	70	3	3	142	460	1,004	1,519
Common equity	283	237	92	84	(201)	(558)	5,745	5,102
Noncontrolling interests	—	—	—	—	—	(3)	—	(3)
Total shareholder’s equity	325	307	95	87	(59)	(101)	6,749	6,618

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the six months ended June 30, 2014 and 2013:

(In millions)	Zions Bank		CB&T		Amegy		NBAZ		NSB
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

CONDENSED INCOME STATEMENT
Net interest income	$288.1	$302.3	$212.9	$237.2	$190.1	$189.4	$80.6	$81.9	$56.2	$56.0
Provision for loan losses	(24.1)	(8.9)	(15.0)	(9.8)	9.4	(8.1)	(11.0)	(4.7)	(8.3)	(8.9)
Net interest income after provision for loan losses	312.2	311.2	227.9	247.0	180.7	197.5	91.6	86.6	64.5	64.9
Net impairment losses on investment securities	—	—	—	—	—	—	—	—	—	—
Other noninterest income	94.2	104.5	19.6	41.3	68.3	73.9	16.6	17.0	13.8	18.6
Noninterest expense	242.6	243.0	167.7	184.8	179.5	176.1	76.2	69.6	66.1	65.9
Income (loss) before income taxes	163.8	172.7	79.8	103.5	69.5	95.3	32.0	34.0	12.2	17.6
Income tax expense (benefit)	60.0	63.1	31.1	40.7	23.2	31.9	11.8	12.8	4.0	6.0
Net income (loss)	$103.8	$109.6	$48.7	$62.8	$46.3	$63.4	$20.2	$21.2	$8.2	$11.6

AVERAGE BALANCE SHEET DATA
Total assets	$17,932	$17,290	$10,967	$10,872	$13,543	$12,954	$4,654	$4,606	$4,032	$4,058
Cash and due from banks	338	351	161	170	267	297	73	70	86	84
Money market investments	3,109	2,729	1,191	1,282	2,469	2,431	351	456	732	975
Total securities	1,672	1,275	282	339	251	362	368	287	784	761
Total loans	12,282	12,360	8,597	8,281	9,463	8,693	3,672	3,582	2,312	2,111
Total deposits	15,648	14,990	9,334	9,270	11,132	10,546	3,983	3,906	3,637	3,609
Shareholder’s equity:
Preferred equity	280	280	162	162	190	251	109	180	50	126
Common equity	1,545	1,521	1,359	1,323	1,861	1,760	438	404	321	301
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,825	1,801	1,521	1,485	2,051	2,011	547	584	371	427

	Vectra		TCBW		Other		Consolidated Company
	2014	2013	2014	2013	2014	2013	2014	2013

CONDENSED INCOME STATEMENT
Net interest income	$50.7	$50.7	$14.3	$13.3	$(60.1)	$(82.0)	$832.8	$848.8
Provision for loan losses	(6.3)	(9.4)	0.3	(0.8)	—	(0.4)	(55.0)	(51.0)
Net interest income after provision for loan losses	57.0	60.1	14.0	14.1	(60.1)	(81.6)	887.8	899.8
Net impairment losses on investment securities	—	—	—	—	—	(14.3)	—	(14.3)
Other noninterest income	9.7	13.1	—	2.0	41.0	(9.8)	263.2	260.6
Noninterest expense	49.0	50.6	9.5	8.8	13.5	50.2	804.1	849.0
Income (loss) before income taxes	17.7	22.6	4.5	7.3	(32.6)	(155.9)	346.9	297.1
Income tax expense (benefit)	6.1	7.9	1.6	2.5	(11.7)	(61.2)	126.1	103.7
Net income (loss)	$11.6	$14.7	$2.9	$4.8	$(20.9)	$(94.7)	$220.8	$193.4

AVERAGE BALANCE SHEET DATA
Total assets	$2,582	$2,496	$871	$858	$653	$1,130	$55,234	$54,264
Cash and due from banks	47	51	21	19	(12)	(10)	981	1,032
Money market investments	16	62	106	142	(157)	307	7,817	8,384
Total securities	161	184	82	104	470	530	4,070	3,842
Total loans	2,298	2,115	648	580	64	64	39,336	37,786
Total deposits	2,176	2,136	738	719	(1,031)	(477)	45,617	44,699
Shareholder’s equity:
Preferred equity	56	70	3	3	154	303	1,004	1,375
Common equity	265	232	90	83	(209)	(578)	5,670	5,046
Noncontrolling interests	—	—	—	—	—	(3)	—	(3)
Total shareholder’s equity	321	302	93	86	(55)	(278)	6,674	6,418

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security	FASB	Financial Accounting Standards Board
ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation
AFS	Available-for-Sale	FHLB	Federal Home Loan Bank
ALCO	Asset/Liability Committee	FRB	Federal Reserve Board
ALLL	Allowance for Loan and Lease Losses	GAAP	Generally Accepted Accounting Principles
Amegy	Amegy Corporation	HECL	Home Equity Credit Line
AOCI	Accumulated Other Comprehensive Income	HTM	Held-to-Maturity
ASC	Accounting Standards Codification	IA	Indemnification Asset
ASU	Accounting Standards Update	IFR	Interim Final Rule
BOLI	Bank-Owned Life Insurance	IFRS	International Financial Reporting Standards
bps	basis points	ISDA	International Swap Dealer Association
CB&T	California Bank & Trust	LCR	Liquidity Coverage Ratio
CCAR	Comprehensive Capital Analysis and Review	LGD	Loss Given Default
CDO	Collateralized Debt Obligation	LIBOR	London Interbank Offered Rate
CDR	Constant Default Rate	LIHTC	Low-Income Housing Tax Credit
CET1	Common Equity Tier 1 (Basel III)	Lockhart	Lockhart Funding LLC
CFPB	Consumer Financial Protection Bureau	MVE	Market Value of Equity
CLTV	Combined Loan-to-Value Ratio	NBAZ	National Bank of Arizona
CRE	Commercial Real Estate	NRSRO	Nationally Recognized Statistical Rating Organization
CSV	Cash Surrender Value	NSFR	Net Stable Funding Ratio
DB	Deutsche Bank AG	NSB	Nevada State Bank
DBRS	Dominion Bond Rating Service	OCC	Office of the Comptroller of the Currency
DFAST	Dodd-Frank Act Stress Test	OCI	Other Comprehensive Income
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	OREO	Other Real Estate Owned
DTA	Deferred Tax Asset	OTC	Over-the-Counter
EITF	Emerging Issues Task Force	OTTI	Other-Than-Temporary Impairment
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	Parent	Zions Bancorporation

ZIONS BANCORPORATION AND SUBSIDIARIES

PCI	Purchased Credit-Impaired	T1C	Tier 1 Common (Basel I)
PD	Probability of Default	TCBO	The Commerce Bank of Oregon
PIK	Payment in Kind	TCBW	The Commerce Bank of Washington
REIT	Real Estate Investment Trust	TDR	Troubled Debt Restructuring
RULC	Reserve for Unfunded Lending Commitments	TRS	Total Return Swap
SBA	Small Business Administration	Vectra	Vectra Bank Colorado
SBIC	Small Business Investment Company	VR	Volcker Rule
SEC	Securities and Exchange Commission	Zions Bank	Zions First National Bank
SOC	Securitization Oversight Committee	ZMSC	Zions Management Services Company

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2013 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The Company reported net earnings applicable to common shareholders of $104.5 million, or $0.56 per diluted common share for the second quarter of 2014, compared to $55.4 million, or $0.30 per diluted common share for the same prior year period. The following notable changes had a positive impact on net earnings applicable to common shareholders:

•	$40.3 million decline in debt extinguishment cost;

•	$32.4 million increase in the negative provision for loan losses;

•	$15.7 million decline in total interest expense;

•	$12.6 million decrease in preferred stock dividends;

•	$11.2 million decline in other expense;

•	$6.2 million increase in fixed income securities gains, net;

•	$5.0 million decline in professional and legal services expense; and

•	$4.2 million decrease in net impairment losses on investment securities.

The impact of these items was partially offset by the following negative items:

•	$30.0 million decline in total interest income;

•	$26.9 million increase in income tax expense;

•	$11.4 million increase in salaries and employee benefits;

•	$4.4 million decline in loan sales and servicing income;

•	$3.8 million decline in other income; and

•	$3.3 million decline in dividends and other investment income.

Net earnings applicable to common shareholders for the first six months of 2014 were $180.7 million, or $0.97 per diluted share, compared to net earnings to common shareholders of $143.7 million, or $0.77 per diluted share in the corresponding prior year period. The improved result reflects the following:

•	$40.3 million decline in debt extinguishment cost;

•	$33.8 million increase in fixed income securities gains, net;

•	$31.2 million decline in total interest expense;

•	$16.5 million decline in other expense;

•	$14.3 million decrease in net impairment losses on investment securities;

•	$10.0 million decrease in preferred stock dividends; and

•	$4.0 million increase in the negative provision for loan losses.

ZIONS BANCORPORATION AND SUBSIDIARIES

The impact of these items was partially offset by the following negative items:

•	$47.2 million decline in total interest income;

•	$22.4 million increase in income tax expense;

•	$15.1 million increase in salaries and employee benefits expense;

•	$8.9 million decline in loan sales and servicing income;

•	$8.5 million increase in the provision for unfunded lending commitments;

•	$8.2 million decline in dividends and other investment income; and

•	$7.5 million decline in other income.
Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; net interest income is the largest portion of the Company’s revenue. For the second quarter of 2014, taxable-equivalent net interest income was $420.2 million, compared to $420.3 million for the first quarter of 2014, and $434.6 million for the second quarter of 2013. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.
Net interest margin in 2014 vs. 2013
The net interest margin was 3.29% and 3.44% for the second quarter of 2014 and 2013, respectively, and 3.31% for the first quarter of 2014. The decreased net interest margin for the second quarter of 2014 compared to the same prior year period resulted primarily from:

•	decreased income from FDIC-supported/PCI loans with lower average balances; and

•	lower yields on loans held for investment.
The impact of these items was partially offset by the following favorable developments:

•	decreased average balance and lower rates for long-term debt; and

•	decreased average balance and lower costs of deposit funding.
The average balance of the FDIC-supported/PCI portfolio for the second quarter 2014 was 40% lower than for the quarter ending June 30, 2013. The decline in the balance is primarily due to paydowns and payoffs; no new loans were added to this portfolio during the period. The yield on this portfolio was 23.0% in the second quarter of 2014, generating approximately $15.7 million of interest income. The yield on this portfolio was 31.2% in the second quarter of 2013, generating approximately $35.2 million of interest income. The decrease in yield is attributed primarily to lower unexpected cash flows from paydowns and payoffs during the second quarter of 2014 compared to the second quarter of 2013. The amount of accretable yield for PCI loans at June 30, 2014, which is the major portion of the FDIC-supported/PCI loans, is approximately $60.8 million. This amount is currently estimated to approximate the interest income that would be recognized over the remaining life of the loans based on our experience with these loans as adjusted by our changes in estimates of cash flows. See further discussion in Note 6 of the Notes to Consolidated Financial Statements.
Even though the Company’s average loan portfolio, excluding FDIC-supported/PCI loans, was $1.8 billion higher during the second quarter of 2014, compared to the second quarter of 2013, the average interest rate earned on those assets was 4.3%, which is 27 bps lower than the comparable prior period rate. This decline in interest income was primarily caused by (1) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (2) loans originated at lower rates than the weighted average rate of the existing portfolio. The primary reason for the narrowing of credit and interest rate spreads is believed to be competitive pricing pressures, which are the result of a more stable economic environment than a few years ago; a portion of the narrowing of the spreads may be attributed to the improved fundamental condition of the Company’s borrowers, such as a stronger earnings and improved leverage ratios, as asset values have appreciated in the recent several quarters.

ZIONS BANCORPORATION AND SUBSIDIARIES

The average HTM securities portfolio was $600.4 million during the second quarter of 2014, compared to $740.8 million during the same prior year period. During the fourth quarter of 2013, the Company reclassified a substantial portion of its CDO securities from HTM to AFS as a result of the impact of the Volcker Rule. The average yield earned during the second quarter of 2014 on HTM securities was 30 bps higher than the yield in the same prior year period, primarily due to the reclassification of CDO securities into the AFS portfolio during the fourth quarter of 2013 that have a lower-yield than the remaining securities in the HTM portfolio.
The average balance of AFS securities for the second quarter of 2014 was 8.6% higher and the average yield was 38 bps lower than in the corresponding prior year period. The increase in AFS securities is due to an increase in the fair value of existing securities due to higher market prices. The yield was impacted by the sale of $993 million par amount of the Company’s CDO securities in the first quarter of 2014.
The CDO portfolio has a $239 million difference between par amount and amortized cost of which 48% was estimated by the Company at June 30, 2014 to be recoverable through maturity. This potential resulting benefit amount will be recognized over time through accretion into income or, upon prepayment, will produce realized gains on the CDOs.
Average noninterest-bearing demand deposits provided the Company with low cost funding and comprised 42.3% of average total deposits for the second quarter of 2014, compared to 39.2% for the same prior year period. Average interest-bearing deposits were down 4.1% in the second quarter compared to the same prior year period; however, the rate paid declined by 4 bps to 18 bps, thus continuing the difficulty to reduce deposit costs further as these costs approach zero.
During 2013, the Company refinanced a portion of its long-term debt by repurchasing higher cost debt while issuing lower cost debt. During the second quarter of 2014, the average balance of long-term debt was $175.4 million, or 8%, lower than during the same prior year period, and the average interest rate paid on long-term debt decreased by 174 bps, or 20%. Refer to the “Liquidity Management Actions” section for more information.
During the second quarter of 2014, most of the Company’s cash in excess of that needed to fund earning assets was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments were 14.7% of total interest-earning assets, compared to 17.1% in the same prior year period.
See “Interest Rate and Market Risk Management” on page 87 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.
The spread on average interest-bearing funds was 3.00% and 3.10% for the second quarters of 2014 and 2013, respectively. The spread on average interest-bearing funds for the second quarter was affected by the same factors that impacted the net interest margin.
We expect the mix of interest-earning assets to change over the next several quarters due to further decreases in the FDIC-supported/PCI loan portfolio, and slight-to-moderate loan growth in the commercial and industrial and residential mortgage portfolios, accompanied by somewhat less growth, or even reduction, in commercial real estate loans. Average yields on the loan portfolio are likely to continue to experience downward pressure due to competitive pricing, lower benchmark indices (such as LIBOR), and growth in lower-yielding residential mortgages. We believe that some of the downward pressure on the net interest margin will be mitigated by the lower interest expense on long-term debt that will mature in 2014 and 2015. We also believe we can offset some of the pressure on the net interest margin through loan growth.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$7,500,554	$4,888	0.26%	$8,652,403	$5,764	0.27%
Securities:
Held-to-maturity	600,392	8,040	5.37%	740,839	9,372	5.07%
Available-for-sale	3,355,710	17,746	2.12%	3,090,910	19,303	2.50%
Trading account	66,929	566	3.39%	36,296	287	3.17%
Total securities	4,023,031	26,352	2.63%	3,868,045	28,962	3.00%
Loans held for sale	113,569	1,021	3.61%	141,313	1,224	3.47%
Loans [2]:
Loans and leases	39,271,351	419,198	4.28%	37,518,549	425,962	4.55%
FDIC-supported/PCI loans	272,762	15,651	23.01%	452,849	35,243	31.22%
Total loans	39,544,113	434,849	4.41%	37,971,398	461,205	4.87%
Total interest-earning assets	51,181,267	467,110	3.66%	50,633,159	497,155	3.94%
Cash and due from banks	922,421			1,000,221
Allowance for loan losses	(734,517)			(837,651)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	32,234			45,262
Other assets	2,620,739			2,808,640
Total assets	$55,036,273			$54,663,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$23,479,755	9,069	0.15%	$22,871,040	10,144	0.18%
Time	2,507,489	2,918	0.47%	2,842,322	4,179	0.59%
Foreign	258,234	109	0.17%	1,642,381	820	0.20%
Total interest-bearing deposits	26,245,478	12,096	0.18%	27,355,743	15,143	0.22%
Borrowed funds:
Federal funds and other short-term borrowings	261,011	63	0.10%	287,766	78	0.11%
Long-term debt	2,038,810	34,749	6.84%	2,214,215	47,355	8.58%
Total borrowed funds	2,299,821	34,812	6.07%	2,501,981	47,433	7.60%
Total interest-bearing liabilities	28,545,299	46,908	0.66%	29,857,724	62,576	0.84%
Noninterest-bearing deposits	19,212,574			17,629,219
Other liabilities	529,716			559,219
Total liabilities	48,287,589			48,046,162
Shareholders’ equity:
Preferred equity	1,003,988			1,518,823
Common equity	5,744,696			5,102,082
Controlling interest shareholders’ equity	6,748,684			6,620,905
Noncontrolling interests	—			(3,307)
Total shareholders’ equity	6,748,684			6,617,598
Total liabilities and shareholders’ equity	$55,036,273			$54,663,760
Spread on average interest-bearing funds			3.00%			3.10%
Taxable-equivalent net interest income and net yield on interest-earning assets		$420,202	3.29%		$434,579	3.44%
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$7,817,080	$10,018	0.26%	$8,383,594	$11,203	0.27%
Securities:
Held-to-maturity	593,968	16,231	5.51%	748,745	18,908	5.09%
Available-for-sale	3,413,028	38,976	2.30%	3,063,404	37,305	2.46%
Trading account	62,759	1,048	3.37%	29,496	477	3.26%
Total securities	4,069,755	56,255	2.79%	3,841,645	56,690	2.98%
Loans held for sale	135,249	2,421	3.61%	172,780	2,988	3.49%
Loans [2]:
Loans and leases	39,039,559	831,038	4.29%	37,310,024	853,567	4.61%
FDIC-supported/PCI loans	296,099	38,786	26.42%	475,625	61,592	26.11%
Total loans	39,335,658	869,824	4.46%	37,785,649	915,159	4.88%
Total interest-earning assets	51,357,742	938,518	3.69%	50,183,668	986,040	3.96%
Cash and due from banks	981,336			1,031,593
Allowance for loan losses	(740,063)			(860,878)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	33,645			47,155
Other assets	2,587,040			2,848,774
Total assets	$55,233,829			$54,264,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$23,195,557	17,921	0.16%	$22,803,524	20,556	0.18%
Time	2,533,740	6,001	0.48%	2,888,562	8,654	0.60%
Foreign	1,000,946	953	0.19%	1,585,837	1,575	0.20%
Total interest-bearing deposits	26,730,243	24,875	0.19%	27,277,923	30,785	0.23%
Borrowed funds:
Federal funds and other short-term borrowings	255,060	130	0.10%	290,990	170	0.12%
Long-term debt	2,137,585	73,006	6.89%	2,272,441	98,254	8.72%
Total borrowed funds	2,392,645	73,136	6.16%	2,563,431	98,424	7.74%
Total interest-bearing liabilities	29,122,888	98,011	0.68%	29,841,354	129,209	0.87%
Noninterest-bearing deposits	18,887,091			17,421,371
Other liabilities	549,429			583,578
Total liabilities	48,559,408			47,846,303
Shareholders’ equity:
Preferred equity	1,003,979			1,375,064
Common equity	5,670,442			5,046,508
Controlling interest shareholders’ equity	6,674,421			6,421,572
Noncontrolling interests	—			(3,434)
Total shareholders’ equity	6,674,421			6,418,138
Total liabilities and shareholders’ equity	$55,233,829			$54,264,441
Spread on average interest-bearing funds			3.01%			3.09%
Taxable-equivalent net interest income and net yield on interest-earning assets		$840,507	3.30%		$856,831	3.44%
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

The provision for loan losses for the second quarter of 2014 was $(54.4) million compared to $(22.0) million for the same prior year period. For the first six months of 2014 and 2013, the provision for loan losses was $(55.0) million and $(51.0) million, respectively. The negative provision is due to continued significant improvement in portfolio-specific credit quality metrics and sustained improvement in broader economic and credit quality indicators. The second quarter of 2014 saw the resumption of improvements in credit quality metrics that slightly deteriorated during the first quarter of 2014, slowing the release of the reserve that quarter.

During the past few years, the Company has experienced a significant improvement in credit quality metrics, including lower realized loss rates in most loan segments, and those trends continued during the second quarter of 2014. Although net loan and lease charge-offs slightly increased to $6.2 million in the second quarter of 2014, compared to $5.7 million in the same prior year period, gross charge-offs decreased to $23.4 million in the second quarter of 2014 from $35.1 million in the same prior year period. During the second quarter of 2014, the annualized ratio of net loan and lease charge-offs to average loans remained at 0.06% compared to the same prior year period. This low level of net charge-offs contributed to the release of the reserve during the second quarter of 2014. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” beginning on page 83 for further details.

Most other credit quality indicators continued to show improvement during the second quarter of 2014. Levels of criticized and classified loans decreased during the second quarter. At June 30, 2014, classified loans were $1.3 billion, compared to $1.4 billion at March 31, 2014 and $1.8 billion at June 31, 2013. Additionally, at June 30, 2014, nonperforming lending-related assets were $379 million, compared to $441 million at March 31, 2014 and $602 million at June 30, 2013.

The Company continues to exercise caution with regard to the appropriate level of the ALLL, given the slow economic recovery, but the sustained period of economic stability is reflected in the decrease in the ALLL. Barring any significant economic downturn, we expect the Company’s credit costs to remain low for the foreseeable future.

During the second quarter of 2014, the Company recorded a $6.8 million provision for unfunded lending commitments compared to $3.6 million for the same prior year period. For the first six months of 2014 and 2013, the provision for unfunded lending commitments was $5.8 million and $(2.7) million, respectively. The increase in the provision for unfunded lending commitments is primarily due to deterioration in credit quality for a few particular borrowers. The increase was partially offset by sustained improvement in broad economic and credit quality indicators. From period to period, the expense related to the reserve for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as changes in credit quality.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest Income
Noninterest income represents revenues the Company earns for products and services that have no associated interest rate or yield. For the second quarter of 2014, noninterest income was $124.8 million compared to $125.1 million for the same prior year period. The $0.3 million decrease was primarily attributable to a decrease in loan sales and servicing income, other income, and in dividends and other investment income, partially offset by increases in fixed income securities gains, net and net impairment losses on investment securities. The following are major components of noninterest income line items impacting the second quarter change.

Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees increased by $1.6 million in the second quarter of 2014 compared to the same prior year period. The increase was primarily due to increased interchange fees from commercial credit cards.

Dividends and other investment income consists of revenue from the Company’s bank-owned life insurance (“BOLI”) program and revenues from other investments. Revenues from other investments include dividends on FHLB and Federal Reserve Bank stock, and earnings from other equity investments, including Federal Agricultural Mortgage Corporation (“FAMC”) and certain alternative venture investments. For the second quarter of 2014, dividends and other investment income was $8.0 million, compared to $11.3 million in the second quarter of 2013. The decrease is mostly caused by lower income from alternative venture investments, primarily at California Bank & Trust and Zions First National Bank, and lower BOLI income.

Loan sales and servicing income declined $4.4 million during the second quarter, or 41%, compared to the prior year period. The decrease is primarily caused by decreased income from loan sales, as the volume of loan sales declined in the current quarter compared to the prior quarter.

Fixed income securities gains were $5.0 million in the second quarter of 2014, compared to losses of $1.2 million in the second quarter of 2013. The net gain recorded in the second quarter of 2014 was due to paydowns of CDO securities as there were no sales of CDOs in the second quarter of 2014. See “Investment Securities Portfolio” on page 70 for additional information.

The Company did not recognize any net impairment losses on investment securities in the second quarter of 2014 compared to $4.2 million in the second quarter of 2013. See “Investment Securities Portfolio” on page 70 for additional information.

For the first six months of 2014, noninterest income increased $16.8 million or 6.8% as compared to the first six months of 2013. The increase was primarily caused by an increase in one time fixed income securities gains recorded in the first quarter of 2014 associated with the sales of CDO securities. All other significant components impacting the first six months of the year not mentioned above are as follows:

Capital markets and foreign exchange income includes trading income, public finance fees, foreign exchange income, and other capital market related fees. In the first six months of 2014, capital markets and foreign exchange income decreased by $3.4 million, or 24%, from the same period in 2013, primarily due to a decline in foreign exchange income, trading income, and public finance related fees.

The Company recognized net impairment losses on investment securities of $27 thousand in the first six months of 2014, compared to $14.3 million in the same period for 2013. See “Investment Securities Portfolio” on page 70 for additional information.

ZIONS BANCORPORATION AND SUBSIDIARIES

Noninterest Expense
Noninterest expense decreased by 10.0% or $45.7 million to $406.0 million in the second quarter of 2014 compared to the same prior year period. The decrease was primarily caused by a decrease in debt extinguishment cost and other expenses, partially offset by an increase in salaries and employee benefits. The following are major components of noninterest expense line items impacting the second quarter change.

Salaries and employee benefits increased by 5.0% during the second quarter of 2014, compared to the same prior year period. Most of the increase can be attributed to higher base salaries and employee insurance driven by an increase of 154 in full-time equivalent employees from the second quarter of 2013.

Debt extinguishment cost declined $40.3 million in the second quarter of 2014, compared to the same prior year period. The decrease is because in the second quarter of 2014 the Company did not extinguish any debt compared to the second quarter of 2013 when the Company extinguished $285 million of its 8.00% trust preferred securities and approximately $258 million of 7.75% senior notes.

Other noninterest expense for the second quarter of 2014 was $67.0 million, compared to $78.1 million for the second quarter of 2013. The decrease is mostly the result of decreased write-downs of the FDIC indemnification asset. The balance of FDIC-supported/PCI loans has declined significantly since the second quarter of 2013, primarily due to paydowns and payoffs.

For the first six months of 2014 noninterest expense decreased $44.9 million, or 5.3%, compared to the first six months of 2013. The decrease was primarily caused by decreases in one time debt extinguishment costs recorded in the second quarter of 2013. All other significant components impacting the first six months of the year not mentioned above are as follows:

Credit-related expense includes costs incurred during the foreclosure process prior to the Company obtaining title to collateral and recording an asset in OREO, as well as other out-of-pocket costs related to the management of problem loans and other assets. During the first six months of 2014 and 2013, credit-related expense was $14.0 million and $19.9 million, respectively. The decrease is primarily attributable to lower legal, property tax, and appraisal expenses due to lower levels of problem credits compared to the prior year period.

During the first six months of 2014, the Company recorded a $5.8 million provision for unfunded lending commitments compared to $(2.7) million for the same prior year period. See “Provisions for Credit Losses” on page 66 for additional information.

Professional and legal services were $23.2 million in the first six months of 2014, compared to $27.6 million in the first half of 2013. The decline in fees is primarily attributable to a decrease in legal and professional costs partially offset by an increase in consulting costs.

As of June 30, 2014, the Company had 10,536 full-time equivalent employees, compared to 10,382 at June 30, 2013.

Income Taxes
The Company’s income tax expense for the second quarter of 2014 was $70.0 million compared to $43.1 million for the same period in 2013. The effective income tax rates, including the effects of noncontrolling interests, were 36.9% for the second quarter of 2014 and 34.2% for the same period of 2013. The tax expense rate for the second quarters of 2014 and 2013 were both benefited primarily by the non-taxability of certain income items. The tax rate for the second quarter of 2014 was slightly higher compared to the same period in 2013 due to a slight decrease in the amount of nontaxable items relative to pretax income as well as the accrual of $2.3 million of interest expense, reflected in tax expense for the period, to settle certain income tax examinations. The year-to-date tax rates for 2014 and 2013 were similarly impacted by the above-discussed permanent items.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company had a net deferred tax asset (“DTA”) balance of $239 million at June 30, 2014, compared to $304 million at December 31, 2013. The decrease in the DTA resulted primarily from the sale of CDO securities, loan charge-offs in excess of loan loss provisions, and the payout of accrued compensation. The decrease in the deferred tax liability related to premises and equipment and the deferred gain on the Company’s 2009 debt exchange offset some of the overall decrease in DTA.

Preferred Stock Dividends
The Company’s preferred stock dividends decreased in the second quarter of 2014 by $12.6 million, or 45.5%, from the comparable prior year period. The decrease in the dividends is due to the decrease in the average amount of preferred stock outstanding by $514.8 million, or 33.9% from June 30, 2013 to June 30, 2014.

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

Average interest-earning assets were $51.4 billion for the first six months of 2014, compared to $50.2 billion for the same prior year period. Average interest-earning assets as a percentage of total average assets for the first six months of 2014 was 93.0%, compared to 92.5% for the same prior year period.

Average total loans, including FDIC-supported/PCI loans, were $39.3 billion and $37.8 billion for the first six months of 2014 and 2013, respectively. Average loans as a percentage of total average assets for the first six months of 2014 was 71.2% compared to 69.6% in the corresponding prior year period.

Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 6.8% to $7.8 billion for the first six months of 2014. Average securities increased by 5.9% for the first six months of 2014. Average total deposits increased by 2.1% while average total loans increased by 4.1% for the first six months of 2014 compared to the same prior year period. Increased deposits combined with moderate loan growth resulted in higher balances of excess cash that were deployed in money market investments.
Investment Securities Portfolio
We invest in securities to generate revenues for the Company; portions of the portfolio are also available as a source of liquidity. The following schedules present a profile of the Company’s investment securities portfolio. The amortized cost amounts represent the Company’s original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in detail on page 53 in Note 10 of the Notes to Consolidated Financial Statements.
We have included selected credit rating information for certain of the investment securities schedules because this information is one indication of the degree of credit risk to which we are exposed, and significant declines in ratings for our investment portfolio could indicate an increased level of risk for the Company.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	June 30, 2014			December 31, 2013
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$576	$576	$589	$551	$551	$558
Asset-backed securities:
Trust preferred securities – banks and insurance	80	39	55	80	38	51
	656	615	644	631	589	609
Available-for-sale
U.S. Treasury securities	1	1	1	1	2	2
U.S. Government agencies and corporations:
Agency securities	604	601	601	518	519	519
Agency guaranteed mortgage-backed securities	302	313	313	309	317	317
Small Business Administration loan-backed securities	1,405	1,415	1,415	1,203	1,221	1,221
Municipal securities	188	189	189	65	66	66
Asset-backed securities:
Trust preferred securities – banks and insurance	915	750	750	1,508	1,239	1,239
Trust preferred securities – real estate investment trusts	—	—	—	23	23	23
Auction rate securities	7	7	7	7	7	7
Other	1	1	1	28	28	28
	3,423	3,277	3,277	3,662	3,422	3,422
Mutual funds and other	189	186	186	287	280	280
	3,612	3,463	3,463	3,949	3,702	3,702
Total	$4,268	$4,078	$4,107	$4,580	$4,291	$4,311
The amortized cost of investment securities on June 30, 2014 decreased by 6.8% from the balances at December 31, 2013, primarily due to the decreased investments in CDO securities, agency guaranteed mortgage-backed securities, and mutual funds, partially offset by agency securities, Small Business Administration loan-backed securities, and municipal securities. The Company did not sell any CDO securities during the second quarter of 2014. In the third quarter of 2014, the Company has sold some CDOs and may execute additional CDO sales. The CDO securities sold during the first quarter consisted of the following:
SECURITIES SOLD IN 2014

	As of date sold			Six Months Ended June 30, 2014
(In millions)	Par value	Amortized cost	Carrying value	Sales proceeds	Gain (loss) realized
Performing CDOs
Predominantly bank CDOs	$4	$2	$5	$2	$—
Insurance CDOs	368	352	345	313	(40)
Other CDOs	43	26	26	28	3
Total performing CDOs	415	380	376	343	(37)

Nonperforming CDOs [1]
CDOs credit-impaired prior to last 12 months	197	74	73	90	16
CDOs credit-impaired during last 12 months	320	127	128	174	47
Total nonperforming CDOs	517	201	201	264	63
Total	$932	$581	$577	$607	$26
1Defined as either deferring current interest (“PIKing”) or OTTI.

ZIONS BANCORPORATION AND SUBSIDIARIES

As of June 30, 2014, 5.1% of the $3.5 billion fair value of available-for-sale (“AFS”) securities portfolio was valued at Level 1, 74.6% was valued at Level 2, and 20.3% was valued at Level 3 under the GAAP fair value accounting hierarchy. At December 31, 2013, 7.0% of the $3.7 billion fair value of AFS securities portfolio was valued at Level 1, 57.7% was valued at Level 2, and 35.3% was valued at Level 3. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of AFS investment securities valued at Level 3 was $867 million at June 30, 2014 and the fair value of these securities was $702 million. The securities valued at Level 3 were comprised of primarily bank and insurance trust preferred CDOs and municipal securities. For these Level 3 securities, net pretax unrealized losses recognized in OCI at June 30, 2014 were $165 million. As of June 30, 2014, we believe we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 AFS securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

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

CDO INVESTMENTS – SELECTED INFORMATION STRATIFIED INTO PERFORMING TRANCHES WITHOUT CREDIT IMPAIRMENT AND NONPERFORMING TRANCHES

	June 30, 2014
(Dollar amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Net unrealized (losses) gains recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	23	$639	$580	$478	$(102)	5.1%	75%
Insurance-only CDOs	2	42	40	41	1	1.3	98
Total performing CDOs	25	681	620	519	(101)	4.9	76

Nonperforming CDOs [3]
CDOs credit-impaired prior to last 12 months	21	460	296	209	(87)	4.5	45
CDOs credit-impaired during last 12 months	5	67	54	38	(16)	5.5	57
Total nonperforming CDOs	26	527	350	247	(103)	4.6	47
Total CDOs	51	$1,208	$970	$766	$(204)	4.8	63

[1]	Accumulated other comprehensive income, amounts presented are pretax.

[2]	Margin over related LIBOR index.

[3]	Defined as either deferring current interest (“PIKing”) or OTTI. At June 30, 2014, the large majority of nonperforming CDOs were paying current interest but had previous OTTI.

ZIONS BANCORPORATION AND SUBSIDIARIES

CDO INVESTMENTS – CHANGES IN SELECTED INFORMATION

	Changes from March 31, 2014 to June 30, 2014
(Dollar amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Decrease (increase) in net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	—	$(16)	$(11)	$(8)	$3	(0.2)%	1%
Insurance-only CDOs	—	(8)	(8)	(5)	3	(0.9)	6
Total performing CDOs	—	(24)	(19)	(13)	6	(0.2)	1

Nonperforming CDOs [3]
CDOs credit-impaired prior to last 12 months	3	77	5	9	4	(1.0)	(7)
CDOs credit-impaired during last 12 months	(3)	(78)	(5)	(4)	1	—	(28)
Total nonperforming CDOs	—	(1)	—	5	5	(0.8)	1
Total CDOs	—	$(25)	$(19)	$(8)	$11	(0.3)	—

	December 31, 2013
(Dollar amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	23	$687	$617	$499	$(118)	5.6%	73%
Insurance-only CDOs	22	433	413	346	(67)	4.9	80
Other CDOs	3	43	26	26	—	10.6	60
Total performing CDOs	48	1,163	1,056	871	(185)	5.5	75

Nonperforming CDOs [3]
CDOs credit-impaired prior to last 12 months	32	614	369	285	(84)	7.0	46
CDOs credit-impaired during last 12 months	23	448	187	147	(40)	6.5	33
Total nonperforming CDOs	55	1,062	556	432	(124)	6.8	41

Total CDOs	103	$2,225	$1,612	$1,303	$(309)	6.1	59
1 Accumulated other comprehensive income, amounts presented are pretax.
2 Margin over related LIBOR index.
3 Defined as either deferring current interest (“PIKing”) or OTTI; the majority are predominantly bank CDOs.

As shown in the following schedule, 24 of the Company’s CDO securities, representing 62.5% of the CDO bank and insurance portfolio’s fair value at June 30, 2014, were upgraded by one or more NRSROs during 2014. The Company attributes these upgrades to improvements in over-collateralization ratios and de-leveraging combined with certain less severe rating agency assumptions and methodologies.

ZIONS BANCORPORATION AND SUBSIDIARIES

BANK AND INSURANCE TRUST PREFERRED CDOs

	June 30, 2014
(Dollar amounts in millions)	No. of securities	Par amount	Amortized cost	Fair value
Year-to-date rating changes [1]
Upgrade	24	$686	$617	$488
No change	27	522	353	293
Downgrade	—	—	—	—
Total	51	$1,208	$970	$781

[1]	By any NRSRO
Significant Assumption Changes
The only significant assumption changes in 2014 were the reduction in the discount rates used for fair value purposes by approximately 30 bps in the first quarter of 2014 and a further reduction of approximately 14 bps in the second quarter of 2014. The Company observed increased prices in market trades in the first quarter which continued in the second quarter. The Company incorporated these observations into the process used to estimate fair value. In the second quarter, this trade information included sales of CDO securities by third parties throughout the quarter. Accordingly, the fair value of the Company’s CDO portfolio increased in the second quarter, consistent with observable CDO trades.
Valuation Sensitivity of Level 3 Bank and Insurance CDOs
The following schedule sets forth the sensitivity of the current internally modeled CDOs’ fair values to changes in the most significant assumptions utilized in the model.
SENSITIVITY OF INTERNAL MODEL

(Amounts in millions)		Held-to-maturity			Available-for-sale

Fair value at June 30, 2014		$54			$686
		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				15.9%			28.5%
Projected loss percentage from currently performing collateral
1-year		0.2%		16.2%	0.3%		28.8%
years 2-5		1.7%		17.9%	1.5%		30.3%
years 6-30		12.0%		29.8%	10.1%		40.4%
Discount rate [3]
Weighted average spread over LIBOR		546	bps		538	bps

Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(1.4)			$(12.4)
	50%	(2.3)			(15.8)
	100%	(4.2)			(22.8)
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(2.5)			$(20.3)
	50%	(3.4)			(23.9)
	100%	(5.3)			(31.2)
Increase (decrease) in fair value due to increase in discount rate	+100 bps	$(6.0)			$(53.0)
	+200 bps	(10.7)			(91.5)
Increase (decrease) in fair value due to increase in forward LIBOR curve	+100 bps	$1.8			$5.4
Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$—			$7.4
increase in prepayment assumption[6]	+2%	0.6			23.1

ZIONS BANCORPORATION AND SUBSIDIARIES

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

[3]	The discount rate is a spread over the forward LIBOR curve at the date of valuation.

[4]
Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30-year losses of 46.4% = 40.4%+50% (0.3%+1.5%+10.1%) and 52.3% = 40.4%+100% (0.3%+1.5%+10.1%), respectively.

[5]	Prepayment rate for small banks increased to 6.5% per year for the first 1.5 years and to 4% per year thereafter through maturity.

[6]	Prepayment rate for small banks increased to 7.5% per year for the first 1.5 years and to 5% per year thereafter through maturity.

During the first quarter, the market level discount rates applicable to bank and insurance CDOs declined and fair values rose. The discount rate, or credit spread, in the above sensitivity analysis of valuation assumptions is approximately 14 bps lower than that used at March 31, 2013 for the same securities.

Bank Collateral Deferral Experience
The Company’s loss and recovery experience on defaults as of June 30, 2014 (and our Level 3 modeling assumption) is essentially a 100% loss on defaulted bank collateral in CDOs, although we have, to date, received several, generally small, recoveries on a few defaults. Securities sales during 2013 and 2014 year to date resulted in the Company reducing its exposure to some unresolved deferring banks. At June 30, 2014, the Company had exposure to 78 deferring issuers of which 68 were in their initial deferral period and ten were redeferrals. We continue to expect that future losses on these deferrals may result from actions other than bank failures – primarily holding company bankruptcies and debt restructurings.

A significant number of previous deferrals have resumed interest payments; 138 issuing banks have either come current and resumed interest payments on their trust preferred securities or have announced they intend to do so at the next payment date. Banks may come current on their trust preferred securities for one or more quarters and then redefer. Such redeferral has occurred in 10 of the 78 banks that are currently deferring. Further information on the Company’s valuation process is detailed in Note 10 of the Notes to Consolidated Financial Statements.

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
At June 30, 2014

			Total				Credit OTTI loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)	Current year	Life-to- date	Life-to- date
Original ratings of securities, no credit OTTI recognized:
Original AAA	16	44.8%	$462	$418	$325	$(93)	$—	$—	$(61)
Original A	1	1.2	12	12	10	(2)	—	—	—
Original BBB	1	2.9	30	29	30	1	—	—	(1)
Total Non-OTTI		48.9	504	459	365	(94)	—	—	(62)
Original ratings of securities, credit OTTI recognized:
Original AAA	1	4.9	50	43	30	(13)	—	(5)	(2)
Original A	24	43.8	452	307	233	(74)	—	(143)	—
Original BBB	1	2.4	25	—	—	—	—	(25)	—
Total OTTI		51.1	527	350	263	(87)	—	(173)	(2)
Total below-investment-grade bank and insurance CDOs		100.0%	$1,031	$809	$628	$(181)	$—	$(173)	$(64)
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
We review the relevant facts and circumstances each quarter to assess our intentions regarding any potential sales of securities, as well as the likelihood that we would be required to sell prior to recovery of amortized cost for AFS securities and prior to maturity for HTM securities. At June 30, 2014, for each AFS security whose fair value is below amortized cost, we have determined that we do not intend to sell the security, and that it was not more likely than not we will be required to sell the security before recovery of its amortized cost basis.

At June 30, 2014, no credit-related impairment was identified. We evaluate the difference between the fair value and the amortized cost of each security and identify if any of the difference is due to credit. The credit component of the difference is recognized by writing down the amortized cost of each security found to have OTTI.

Exposure to State and Local Governments
The Company provides multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and the Company invests in securities issued by the municipalities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule summarizes the Company’s exposure to state and local municipalities.
MUNICIPALITIES

(In millions)	June 30, 2014	December 31, 2013

Loans and leases	$522	$449
Held-to-maturity – municipal securities	576	551
Available-for-sale – municipal securities	189	66
Available-for-sale – auction rate securities	7	7
Trading account – municipal securities	40	27
Unused commitments to extend credit	11	17
Total direct exposure to municipalities	$1,345	$1,117
At June 30, 2014, two municipalities had $9 million of loans that were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 91% of the outstanding credits were originated by Zions Bank, CB&T, Amegy, and Vectra. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
All municipal securities are reviewed quarterly for OTTI; see Note 5 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local government entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 96% are rated by major credit rating agencies and were rated investment grade as of June 30, 2014. Municipal securities in the trading account are held for resale to customers. The Company also underwrites municipal bonds and sells most of them to third party investors.
Foreign Exposure
The Company has de minimis credit exposure to foreign sovereign risks and does not believe its total foreign credit exposure is material.

The Company canceled its Total Return Swap (“TRS”) with Deutsche Bank AG (“DB”) effective April 28, 2014 due to the removal, mostly through sale, of over half of the CDOs originally covered by the TRS. See “Noninterest Income” on page 67 and Note 7 of the Notes to Consolidated Financial Statements for additional information. As a result of the cancellation, the TRS derivative liability was extinguished at June 30, 2014, and the Company’s regulatory risk weighted assets increased by approximately $0.9 billion at June 30, 2014.

Loan Portfolio
As displayed in the following schedule, commercial and industrial loans were the largest category and constituted 32.3% of the Company’s loan portfolio at June 30, 2014. Construction and land development loans were 5.9% and 5.6% of total loans at June 30, 2014 and December 31, 2013, respectively. Construction and land development loans continue to remain significantly lower than pre-recession levels of 20.1% of total loans at the end of 2007.

ZIONS BANCORPORATION AND SUBSIDIARIES

LOAN PORTFOLIO DIVERSIFICATION

	June 30, 2014		December 31, 2013
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$12,805	32.3%	$12,481	32.0%
Leasing	415	1.1	388	1.0
Owner occupied	7,387	18.6	7,437	19.0
Municipal	522	1.3	449	1.2
Total commercial	21,129	53.3	20,755	53.2
Commercial real estate:
Construction and land development	2,340	5.9	2,183	5.6
Term	7,969	20.1	8,006	20.5
Total commercial real estate	10,309	26.0	10,189	26.1
Consumer:
Home equity credit line	2,204	5.6	2,133	5.5
1-4 family residential	4,827	12.2	4,737	12.1
Construction and other consumer real estate	338	0.9	325	0.8
Bankcard and other revolving plans	376	0.9	356	0.9
Other	196	0.5	198	0.5
Total consumer	7,941	20.1	7,749	19.8
FDIC-supported/PCI loans [1]	251	0.6	350	0.9
Total net loans	$39,630	100.0%	$39,043	100.0%
1 FDIC-supported/PCI loans includes loans acquired from the FDIC subject to loss sharing agreements.
As of June 30, 2014, total net loans and leases were $39.6 billion compared to $39.0 billion at December 31, 2013. Most of the loan portfolio growth during the first six months of 2014 occurred in commercial and industrial, 1-4 family residential, and commercial real estate construction and home equity credit line loans. The impact of these increases was partially offset by declines in commercial owner occupied and FDIC-supported/PCI loans. The loan portfolio increased primarily at Zions Bank, Amegy, and CB&T, while balances declined at NBAZ.
Commercial and industrial, 1-4 family residential, commercial real estate construction, and home equity credit line loan balances grew in part due to reduced volume of prepayments. Commercial owner occupied loans declined mostly due to strategic runoff and attrition of the National Real Estate loan portfolio at Zions Bank. We expect commercial real estate construction loan balances to increase at a modest rate over the next several quarters. The balance of FDIC-supported/PCI loans declined mainly due to paydowns and payoffs, and the fact that the Company has not purchased additional loans with FDIC loss sharing coverage since 2009. During 2014, the FDIC-supported loan loss share agreements will expire, with the exception of coverage for a small amount of residential mortgage loans. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding FDIC-supported/PCI loans and loss share agreements.
Other Noninterest-Bearing Investments
The following schedule sets forth the Company’s other noninterest-bearing investments.
OTHER NONINTEREST-BEARING INVESTMENTS

	June 30, 2014	December 31, 2013
(In millions)

Bank-owned life insurance	$473	$466
Federal Home Loan Bank stock	104	105
Federal Reserve stock	120	121
SBIC investments	62	61
Non-SBIC investment funds and other	96	103
	$855	$856

ZIONS BANCORPORATION AND SUBSIDIARIES

See “Market Risk – Equity Investments” on page 89 for additional information on the impact of the Dodd Frank Act on the non-SBIC investments.
Premises and Equipment
Premises and equipment increased $77 million during the first six months of 2014, due primarily to the acquisition in the first quarter of land to develop a new corporate facility for the Company’s Amegy Bank subsidiary in Texas, and additionally from the capitalization of eligible costs related to the development of the Company’s new lending, deposit and reporting systems.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first six months of 2014 increased by 2.1%, compared to the same prior year period, with average interest-bearing deposits increasing by 2.0% and average noninterest-bearing deposits increasing by 8.4%. The increase in noninterest-bearing deposits was largely driven by increased deposits from business customers. The average interest rate paid for interest-bearing deposits was 4 bps lower during the first six months of 2014 than in the comparable prior year period.
Core deposits at June 30, 2014, which exclude time deposits larger than $100,000 and brokered deposits, decreased by 1.5%, or $665 million, from December 31, 2013. The decrease was mainly due to a decline in money market investments which was largely driven by an affiliate bank’s decision not to bid to renew the deposit of a large institutional customer. The Company also experienced a reduction in foreign deposits as a result of closing some Cayman Islands operations. These foreign deposits were transferred into domestic savings and interest bearing deposit accounts. Demand and savings and money market deposits comprised 94.0% of total deposits at June 30, 2014, compared with 90.1% at December 31, 2013.
During the first six months of 2014 and throughout 2013, the Company maintained a low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At June 30, 2014, total deposits included $59 million of brokered deposits and $29 million at December 31, 2013.
See “Liquidity Risk Management” on page 90 for additional information on funding and borrowed funds.

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

The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company attempts to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. The Company has adopted and adheres to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged lending, municipal lending, and lending to the energy sector. All of these limits are continually monitored and revised as necessary. These concentration limits, particularly with regard to various categories of CRE and real estate development, are materially lower than they were in 2007 and 2008, just prior to the emergence of the recent economic downturn. Recently, the Company has determined to further reduce construction and land development loan commitments; this has been done largely as a result of the modeled losses by both the Company’s and the Federal Reserve’s stress testing, under the severely adverse economic scenarios, as required under the Dodd-Frank Act. The majority of the Company’s business activity is with customers located within the geographical footprint of its subsidiary banks.

The credit quality of the Company’s loan portfolio remained strong during the first six months of 2014. Nonperforming lending-related assets at June 30, 2014 decreased by 16.2% and 37.0% from December 31, 2013, and June 30, 2013, respectively, and the classified loan portfolio decreased 5.4% from the previous quarter.

A more comprehensive discussion of our credit risk management is contained in the Company’s 2013 Annual Report on Form 10-K.

FDIC-Supported/PCI Loans
The Company’s loan portfolio includes loans that were acquired from failed banks in 2009: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans were covered under loss sharing agreements with the FDIC for which the FDIC generally assumed 80% of losses up to a specified threshold and 95% of losses above that threshold. As shown in the following schedule, the loss sharing agreements expire on various dates during 2014. The Company does not expect total losses to exceed the higher threshold because acquired loans have performed better than originally expected. FDIC-supported/PCI loans represented 0.6% and 0.9% of the Company’s total loan portfolio at June 30, 2014 and December 31, 2013, respectively. Refer to Note 6 of the Notes to Consolidated Financial Statements for more information.

NET LOSSES COVERED BY FDIC LOSS SHARING AGREEMENTS

	Inception through June 30, 2014
(In millions)	Total actual net losses	Threshold	Agreement expiration

Alliance Bank	$163	$275	March 31, 2014
Great Basin Bank	11	40	June 30, 2014
Vineyard Bank	182	465	September 30, 2014
	$356	$780

ZIONS BANCORPORATION AND SUBSIDIARIES

Government Agency Guaranteed Loans
The Company participates in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of June 30, 2014, the principal balance of these loans was $572 million, and the guaranteed portion was approximately $436 million. Most of these loans were guaranteed by the Small Business Administration.

The following schedule presents the composition of government agency guaranteed loans, excluding FDIC-supported/PCI loans.

GOVERNMENT GUARANTEES

(Amounts in millions)	June 30, 2014	Percent guaranteed	December 31, 2013	Percent guaranteed

Commercial	$551	76%	$552	75%
Commercial real estate	17	77	17	76
Consumer	4	100	4	100
Total loans excluding FDIC-supported/PCI loans	$572	76	$573	76

Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.

COMMERCIAL LENDING BY INDUSTRY GROUP

	June 30, 2014		December 31, 2013
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$3,100	14.7%	$2,937	14.1%
Manufacturing	2,257	10.7	2,181	10.5
Mining, quarrying and oil and gas extraction	2,253	10.7	2,205	10.6
Retail trade	1,768	8.4	1,737	8.4
Wholesale trade	1,496	7.1	1,464	7.1
Healthcare and social assistance	1,222	5.8	1,211	5.8
Transportation and warehousing	1,197	5.6	1,074	5.2
Construction	1,135	5.4	925	4.5
Finance and insurance	911	4.3	1,168	5.6
Professional, scientific and technical services	875	4.1	928	4.5
Accommodation and food services	823	3.9	799	3.8
Other [1]	4,092	19.3	4,126	19.9
Total	$21,129	100.0%	$20,755	100.0%
1 No other industry group exceeds 5%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	6/30/2014	$1,107	$698	$2,060	$590	$447	$1,053	$1,063	$263	$688	$7,969	77.3%
% of loan type		13.9%	8.8%	25.9%	7.4%	5.6%	13.2%	13.3%	3.3%	8.6%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2014	0.2%	0.9%	—%	0.3%	—%	0.4%	—%	—%	0.3%	0.2%
	12/31/2013	0.3%	—%	0.2%	0.7%	—%	0.2%	0.1%	—%	0.4%	0.2%
≥ 90 days	6/30/2014	0.3%	0.4%	0.2%	—%	—%	0.3%	0.5%	—%	1.2%	0.4%
	12/31/2013	—%	0.5%	0.4%	—%	—%	0.3%	0.1%	—%	0.5%	0.2%
Accruing loans past due 90 days or more	6/30/2014	$—	$—	$4	$—	$—	$—	$1	$—	$1	$6
	12/31/2013	—	1	5	—	—	—	—	—	—	6
Nonaccrual loans	6/30/2014	5	5	10	2	3	3	5	1	10	44
	12/31/2013	7	4	13	8	1	7	6	1	13	60
Residential construction and land development
Balance outstanding	6/30/2014	$55	$27	$273	$7	$36	$231	$93	$16	$16	$754	7.3%
% of loan type		7.3%	3.7%	36.2%	0.9%	4.8%	30.6%	12.3%	2.1%	2.1%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2014	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2013	1.0%	—%	—%	—%	0.4%	—%	—%	—%	—%	0.1%
≥ 90 days	6/30/2014	—%	—%	0.1%	—%	—%	2.5%	—%	—%	—%	0.8%
	12/31/2013	—%	—%	0.1%	—%	—%	3.0%	0.2%	—%	—%	0.9%
Accruing loans past due 90 days or more	6/30/2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2013	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2014	—	—	—	—	—	8	—	—	—	8
	12/31/2013	1	—	—	—	—	9	—	—	—	10
Commercial construction and land development
Balance outstanding	6/30/2014	$61	$83	$332	$81	$119	$438	$364	$42	$66	$1,586	15.4%
% of loan type		3.8%	5.3%	20.9%	5.1%	7.5%	27.6%	23.0%	2.6%	4.2%	100%
Delinquency rates [2]:
30-89 days	6/30/2014	—%	—%	—%	—%	—%	0.1%	—%	—%	—%	—%
	12/31/2013	0.7%	0.8%	0.5%	4.9%	—%	0.3%	—%	—%	—%	0.6%
≥ 90 days	6/30/2014	—%	—%	—%	—%	—%	0.8%	—%	—%	—%	0.2%
	12/31/2013	—%	—%	—%	—%	—%	1.5%	—%	—%	—%	0.4%
Accruing loans past due 90 days or more	6/30/2014	$—	$—	$2	$—	$—	$—	$—	$—	$—	$2
	12/31/2013	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2014	—	—	—	—	—	4	12	—	—	16
	12/31/2013	—	1	—	—	—	5	13	—	—	19
Total construction and land development	6/30/2014	$116	$110	$605	$88	$155	$669	$457	$58	$82	$2,340
Total commercial real estate	6/30/2014	$1,223	$808	$2,665	$678	$602	$1,722	$1,520	$321	$770	$10,309	100.0%
1No other geography exceeds $92 million for all three loan types.
2Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 17% of the CRE term loans consist of mini-perm loans at June 30, 2014. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 83% of CRE loans are term loans with initial maturities generally of 5 to 20 years.
Approximately 14% of the commercial construction and land development portfolio at June 30, 2014 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Recognizing that debt is paid via cash flow, the projected cash flows of the project are key in the underwriting, because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class. Heavy consideration is given to market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursements are made.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company is engaged in home equity credit line (“HECL”) lending. At June 30, 2014, the Company’s HECL portfolio totaled $2.2 billion. Approximately $1.1 billion of the portfolio is secured by first deeds of trust, while the remaining $1.1 billion is secured by junior liens.

As of June 30, 2014, loans representing approximately 5% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.

More than 97% of the Company’s HECL portfolio is still in the draw period, and approximately 38% is scheduled to begin amortizing within the next five years; however, most of the loans are expected to be renewed for a second 10-year period after a satisfactory review of the borrower’s credit history and ability to repay the loan. The Company regularly analyzes the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The Company currently believes its risk is minimal. The annualized credit losses for the HECL portfolio were 8 bps and 30 bps for the first six months of 2014 and 2013, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.

Nonperforming Assets
Nonperforming lending-related assets as a percentage of loans and leases and OREO decreased to 0.95% at June 30, 2014, compared with 1.15% at December 31, 2013 and 1.57% at June 30, 2013.

Total nonaccrual loans, excluding FDIC-supported/PCI loans, at June 30, 2014 decreased by $53 million and $166 million from December 31, 2013 and June 30, 2013, respectively. The decrease is primarily due to decreases in commercial and industrial loans, commercial owner occupied loans, and commercial real estate term loans. The largest total decreases in nonaccrual loans occurred at Zions Bank, Amegy and NBAZ.

The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” on page 84 for more information. Company policy

ZIONS BANCORPORATION AND SUBSIDIARIES

does not allow for the conversion of nonaccrual construction and land development loans to commercial real estate term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information.

The following schedule sets forth the Company’s nonperforming lending-related assets:

NONPERFORMING LENDING-RELATED ASSETS

(Amounts in millions)	June 30, 2014	December 31, 2013

Nonaccrual loans [1]	$349	$402
Other real estate owned	27	43
Nonperforming lending-related assets, excluding FDIC-supported/PCI assets	376	445
FDIC-supported/PCI nonaccrual loans	2	4
FDIC-supported/PCI other real estate owned	1	3
FDIC-supported/PCI nonperforming lending-related assets	3	7
Total nonperforming lending-related assets	$379	$452

Ratio of nonperforming lending-related assets to net loans and leases[1] and other real estate owned	0.95%	1.15%
Accruing loans past due 90 days or more, excluding FDIC-supported/PCI loans	$14	$10
FDIC-supported/PCI loans past due 90 days or more	33	30
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.12%	0.10%
Nonaccrual loans and accruing loans past due 90 days or more	$398	$447
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	1.00%	1.14%
Accruing loans past due 30 - 89 days, excluding FDIC-supported/PCI loans	$101	$105
FDIC-supported/PCI loans past due 30 - 89 days	7	12
Classified loans, excluding FDIC-supported/PCI loans	1,226	1,240
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

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely principal and interest payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected on the B notes are accounted for as recoveries. The outstanding carrying value of loans restructured using the A/B note strategy was approximately $117 million and $126 million at June 30, 2014, and December 31, 2013, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	June 30, 2014	December 31, 2013
(In millions)

Restructured loans – accruing	$320	$345
Restructured loans – nonaccruing	103	136
Total	$423	$481

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

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013

Balance at beginning of period	$449	$610	$481	$623
New identified TDRs and principal increases	40	36	54	94
Payments and payoffs	(39)	(82)	(72)	(134)
Charge-offs	(1)	(4)	(2)	(7)
No longer reported as TDRs	(14)	—	(25)	(3)
Sales and other	(12)	(12)	(13)	(25)
Balance at end of period	$423	$548	$423	$548

Other Nonperforming Assets
In addition to lending-related nonperforming assets, the Company had $24 million in carrying value ($17 million at amortized cost) of investments in debt securities (primarily bank and insurance company CDOs) that were on nonaccrual status at June 30, 2014, compared to $224 million in carrying value ($239 million at amortized cost) at December 31, 2013, and $141 million and $318 million at June 30, 2013, respectively.

Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	Six Months Ended June 30, 2014	Twelve Months Ended December 31, 2013	Six Months Ended June 30, 2013

Loans and leases outstanding (net of unearned income)	$39,630	$39,043	$38,188
Average loans and leases outstanding (net of unearned income)	$39,336	$38,107	$37,786
Allowance for loan losses:
Balance at beginning of period	$746	$896	$896
Provision charged against earnings	(55)	(87)	(51)
Adjustment for FDIC-supported/PCI loans	(1)	(11)	(8)
Charge-offs:
Commercial	(26)	(76)	(37)
Commercial real estate	(11)	(26)	(14)
Consumer	(7)	(29)	(19)
Total	(44)	(131)	(70)
Recoveries:
Commercial	19	41	22
Commercial real estate	6	25	18
Consumer	5	13	7
Total	30	79	47
Net loan and lease charge-offs	(14)	(52)	(23)
Balance at end of period	$676	$746	$814

Ratio of annualized net charge-offs to average loans and leases	0.07%	0.14%	0.12%
Ratio of allowance for loan losses to net loans and leases, at period end	1.71%	1.91%	2.13%
Ratio of allowance for loan losses to nonperforming loans, at period end	192.32%	183.54%	156.23%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	169.73%	166.97%	144.04%

The total ALLL declined during the second quarter of 2014 due to continued improvements in portfolio-specific credit quality metrics and sustained improvement in broader economic and credit quality indicators. Recent and historic periods are weighted the same when determining historical loss factors. The quantitative basis for the ALLL declined in aggregate across the Company during the second quarter of 2014 due to lower quantitative loss factors and improvements in credit quality metrics. The portion of the ALLL related to qualitative and environmental factors decreased slightly in aggregate across the Company to reflect sustained improvements in broader economic and credit quality indicators.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve increased by $5.8 million from December 31, 2013, and decreased $8.6 million from June 30, 2013.

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

Interest Rate Risk
Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being slightly “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The asset sensitivity of the Company’s balance sheet changed minimally during 2013 and the first six months of 2014.

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
The Company’s policy is generally to limit declines in MVE to 4% per 100 bps movement in interest rates in either direction. Changes or exceptions to the MVE limits are subject to notification and approval by the Risk Oversight Committee of the Company’s Board of Directors.

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
REPRICING SCENARIO ASSUMPTIONS BY DEPOSIT PRODUCT

	As of June 30, 2014
	Fast		Slow
Product	Effective duration (base)	Effective duration (+200 bps)	Effective duration (base)	Effective duration (+200 bps)

Demand deposits	1.65%	1.82%	2.54%	2.88%
Money market	0.78%	0.74%	1.16%	1.10%
Savings and interest on checking	2.93%	2.79%	3.79%	3.03%
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

ZIONS BANCORPORATION AND SUBSIDIARIES

INCOME SIMULATION – CHANGE IN INTEREST RATE SENSITIVE INCOME

	As of June 30, 2014
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(2.9)%	5.7%	11.6%	17.3%
Slow	(3.0)%	6.9%	14.0%	20.9%

	As of December 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(2.8)%	5.7%	12.0%	18.1%
Slow	(2.9)%	7.0%	14.5%	21.8%

The following schedule includes changes in the MVE from -100 bps to +300 bps parallel rate moves for both “fast” and “slow” scenarios.

CHANGES IN MARKET VALUE OF EQUITY

	As of June 30, 2014
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(0.1)%	2.0%	4.0%	4.9%
Slow	(3.7)%	7.1%	14.3%	19.8%

	As of December 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	0.6%	1.1%	2.6%	3.3%
Slow	(3.5)%	6.2%	13.0%	18.4%

Market Risk – Fixed Income
The Company engages in the underwriting and trading of municipal securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities. At June 30, 2014, the Company had $57 million of trading assets and $11 million of securities sold, not yet purchased, compared with $35 million and $74 million, at December 31, 2013 and $26 million and $16 million at June 30, 2013, respectively.

The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During the second quarter of 2014, the after-tax change in AOCI attributable to AFS and HTM securities was an increase of $6 million compared to a $32 million increase in the same prior year period. The primary reason for the increase is the observed improvement in market values of trust preferred CDOs. If any of the AFS or HTM securities become other-than-temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” on page 70 for additional information on OTTI.

Market Risk – Equity Investments
Through its equity investment activities, the Company owns both private and publicly traded equity securities. The Company owns equity securities in companies and governmental entities, e.g., Federal Reserve Bank and Federal Home Loan Banks, that are not publicly traded, and which are accounted for under cost, fair value, equity, or full

ZIONS BANCORPORATION AND SUBSIDIARIES

consolidation methods of accounting, depending upon the Company’s ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of the Company’s investment is subject to fluctuation. Since the fair value of these securities may fall below the Company’s investment costs, the Company is exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored and evaluated by the Company’s Equity Investment Committee.

Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds were generally not a part of the strategy since the underlying companies were typically not creditworthy.

These private equity investments are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act, as published on December 10, 2013, prohibits banks and bank holding companies from holding private equity investments beyond July 2015, except for SBIC funds. The Company may apply for two one-year exceptions that would extend the disposal deadline to July 2017. As of June 30, 2014, such prohibited private equity investments, amounted to $56 million. The Company currently does not believe that this divestiture requirement will have a material negative impact on the value of these investments.The Company’s earnings from these investments, and the potential volatility of these earnings, are expected to decline over the next several years and will ultimately cease.

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

Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries decreased to $7.8 billion at June 30, 2014 from $9.5 billion at March 31, 2014 and $9.3 billion at December 31, 2013. The $1.5 billion decrease during the first six months of 2014 resulted primarily from (1) a decrease in deposits, (2) net loan originations, and (3) repayments of debt. These decreases were partially offset by (1) a decrease in investment securities and (2) net cash provided by operating activities.

Maturities of Long-Term Debt During Remainder of 2014
The Company’s long-term debt maturities during the remaining six months of 2014 include:

(Amounts in millions)		Coupon rate	June 30, 2014
Entity	Description		Carrying balance	Par amount	Maturity

Amegy	Subordinated note	3mL + 1.25%	$75.0	$75.0	September 22, 2014
Parent	Senior note	7.75%	240.6	242.3	September 23, 2014
			$315.6	$317.3
For the remainder of 2014, the Company has optional early redemptions for $44.3 million of long-term senior notes at June 30, 2014, consisting of $17.4 million in August 2014 and $26.9 million in November 2014. The Company has provided a notice of call for the notes in August 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

Proposed Liquidity Regulation
In October 2013, U.S. banking regulators issued a Notice of Proposed Rulemaking that would implement a quantitative liquidity requirement in the U.S. generally consistent with the Liquidity Coverage Ratio (“LCR”) minimum liquidity measure established under the Basel III liquidity framework. Under the proposed rule, the Company would be subject to a modified LCR standard, which requires a financial institution to hold an adequate amount of unencumbered High Quality Liquid Assets (“HQLA”) that can be converted into cash easily and immediately in private markets to meet its liquidity needs for a short-term liquidity stress scenario.
The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (“NSFR”), which requires a financial institution to maintain a stable funding profile in relation to the characteristics of their on- and off-balance sheet activities. U.S. banking regulators have announced that they expect to issue proposed rulemaking to implement the NSFR. The Company is closely monitoring the development of the proposed liquidity ratios and the potential impact upon its liquidity and funding.
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
Cash and interest-bearing deposits held as investments at the Parent were $953 million at June 30, 2014 compared to $1,224 million at March 31, 2014 and $903 million at December 31, 2013. The $50 million increase during the first six months of 2014 was primarily the result of (1) dividends received from its subsidiaries, and (2) sales and paydowns of CDO securities. These increases were partially offset by (1) repayments of long-term debt, (2) interest payments on debt, and (3) the payment of preferred and common dividends.
Due to the Parent’s adequate level of cash and short-term investments, and the increase in these assets during the first six months of 2014, the Parent did not access cash in the capital markets. The primary uses of cash in the capital markets for the Parent during the first six months of 2014 were the repayment of senior notes totaling $361 million. As previously shown under “Maturities of Long-Term Debt During Remainder of 2014,” the Parent has long-term debt maturities in 2014 and may also repay other higher-cost long-term debt prior to maturity during this same period.
During the first six months of 2014, the Parent received common dividends and return of common equity totaling $101 million and preferred dividends totaling $20 million from its subsidiary banks. During the first six months of 2013, the Parent received $198 million from its subsidiaries for common dividends and return of common equity, $22 from preferred dividends, and $50 million from the redemption of preferred stock issued to the Parent. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During the first six months of 2014, all of the Company’s subsidiary banks recorded a profit, except TCBO, which operated at approximately break-even. We expect that this profitability will be sustained, thus permitting continued payments of dividends and/or returns of capital by the subsidiaries to the Parent during the remainder of 2014.
General financial market and economic conditions impact the Company’s access to, and cost of, external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first six months of 2014. Standard & Poor’s, Fitch, Dominion Bond Rating Service (“DBRS”), and Kroll all rate the Company’s senior debt at an investment grade level, while Moody’s rates

ZIONS BANCORPORATION AND SUBSIDIARIES

the Company’s senior debt as Ba1 (one notch below investment grade). In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment grade.
The following schedule presents the Parent’s balance sheet as of June 30, 2014, December 31, 2013, and June 30, 2013.
PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
ASSETS
Cash and due from banks	$2,014	$902,697	$1,217,835
Interest-bearing deposits	950,802	72	69
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $33,467, $31,422 and $27,830)	17,322	17,359	19,272
Available-for-sale, at fair value	343,648	675,895	551,056
Loans, net of allowance for loan losses of $0, $0 and $21	—	—	1,279
Other noninterest-bearing investments	33,319	37,154	43,076
Investments in subsidiaries:
Commercial banks and bank holding company	6,861,445	6,700,315	6,709,707
Other operating companies	30,239	31,535	35,245
Nonoperating – ZMFU II, Inc. [1]	44,637	44,511	43,776
Receivables from subsidiaries:
Other operating companies	10,060	—	5,000
Other assets	207,142	278,392	289,243
	$8,500,628	$8,687,930	$8,915,558
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$117,930	$200,729	$133,311
Subordinated debt to affiliated trusts	15,464	15,464	15,464
Long-term debt:
Due to affiliates	113	17	34
Due to others	1,667,031	2,007,157	1,906,417
Total liabilities	1,800,538	2,223,367	2,055,226
Shareholders’ equity:
Preferred stock	1,004,006	1,003,970	1,728,659
Common stock	4,192,136	4,179,024	4,167,828
Retained earnings	1,640,785	1,473,670	1,338,401
Accumulated other comprehensive loss	(136,837)	(192,101)	(374,556)
Total shareholders’ equity	6,700,090	6,464,563	6,860,332
	$8,500,628	$8,687,930	$8,915,558
1 ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

During the first six months of 2014 and 2013, the Parent’s operating expenses included cash payments for interest of approximately $53 million and $69 million, respectively. Additionally, the Parent paid approximately $48 million and $59 million of dividends on preferred and common stock for the same periods.

At June 30, 2014, maturities of the Parent’s long-term senior and subordinated debt ranged from September 2014 to September 2028.

Subsidiary Bank Liquidity
The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At June 30, 2014, these core deposits, excluding brokered deposits, in aggregate, constituted 97.1% of consolidated deposits, compared with 97.2% at

ZIONS BANCORPORATION AND SUBSIDIARIES

March 31, 2014 and 97.1% at December 31, 2013. On a consolidated basis, the net loan to total deposit ratio was 86.8% at June 30, 2014 compared to 84.2% at both March 31, 2014 and December 31, 2013.

Total deposits decreased by $691 million to $45.7 billion at June 30, 2014 compared to $46.4 million at December 31, 2013, primarily due to a reduction of deposits from one large institutional customer. An affiliate bank chose not to bid to renew the deposit of a large institutional customer. The Company also experienced a reduction in foreign deposits as a result of closing some of its Cayman Islands operations. These foreign deposits were transferred to domestic savings and money market deposit accounts.

During the first six months of 2014, the subsidiary banks decreased their investment in interest-bearing deposits by $1.8 billion.

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

At June 30, 2014, the amount available for additional FHLB and Federal Reserve borrowings was approximately $17.8 billion. Loans with a carrying value of approximately $23.4 billion at June 30, 2014, $23.5 billion at March 31, 2014, and $23.0 billion at December 31, 2013, have been pledged at the Federal Reserve and various FHLBs as collateral for current and potential borrowings. The Company had approximately $22 million of long-term borrowings outstanding with the FHLB at June 30, 2014, which was a slight decrease from $23 million at December 31, 2013, and had no short-term FHLB or Federal Reserve borrowings outstanding, which also was unchanged from December 31, 2013. At June 30, 3014, the subsidiary bank’s total investment in Federal Reserve stock was approximately $104 million compared with $105 million at both March 31, 2014 and December 31, 2013. The subsidiary banks’ total investment in Federal Reserve stock was approximately $120 million at June 30, 2014, compared with $119 million at March 31, 2014 and $121 million at December 31, 2013.

The Company’s investment activities can provide or use cash, depending on the asset-liability management posture taken. During the first six months of 2014, investment securities’ activities resulted in a net decrease in investment securities and a net $343 million increase in cash compared with a net $31 million decrease in cash for the first six months of 2013.

Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the first six months of 2014 resulted in a net cash outflow of $607 million compared to a net cash outflow of $589 million for the first six months of 2013.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Efforts are continually underway to improve the Company’s oversight of operational risk, including enhancement of risk and control self assessments and antifraud measures, which are reported to the Operational Risk Committee, the Enterprise Risk Management Committee, and the Risk Oversight Committee of the Board. Late in 2013, the Company further improved operational risk management by creating and staffing the position of Director of Corporate Operational Risk, to better coordinate and oversee the Company’s operational risk management. The number and sophistication of attempts to disrupt or penetrate the Company’s critical systems, sometimes referred to as hacking, cyberfraud, cyberattacks, cyberterrorism, or other similar names, also continue to grow. On a daily basis, the Company, its customers, and other financial institutions are subject to a large number of such attempts. The Company has established systems and procedures to monitor, thwart or mitigate damage from such attempts, and usually these efforts have been successful. However, in some instances we, or our customers, have been victimized by cyberfraud (related losses to the Company have not been material), or some of our customers have been temporarily unable to routinely access our online systems as a result of, for example, distributed denial of service attacks.

CAPITAL MANAGEMENT
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.

Total shareholders’ equity increased by 3.6% from $6.5 billion at December 31, 2013 to $6.7 billion at June 30, 2014. The increase in total shareholders’ equity is primarily due to $220.8 million of net income and a $55.1 million improvement in net unrealized losses on investment securities recorded in AOCI, partially offset by $55.0 million of dividends recorded on preferred and common stock. The improvement in net unrealized losses on investment securities recorded during the first six months of 2014 was primarily the result of an increase in the fair value of investment securities, partially offset by the recognition in earnings of net fixed income securities gains on investment securities sold.

The Company has maintained its quarterly dividend on common stock at $0.04 per share since the second quarter of 2013, which was an increase of $0.03 per share from the $0.01 per share paid during the first quarter of 2013. The Company paid $14.9 million in dividends on common stock during the first six months of 2014 compared to $9.2 million during the first six months of 2013. During its July 2014 meeting, the Board of Directors declared a dividend of $0.04 per common share payable on August 28, 2014 to shareholders of record on August 21, 2014. The Company’s resubmitted Capital Plan, discussed subsequently, also included the continued payment of preferred and common dividends at the current rates.

The Company recorded preferred stock dividends of $40.1 million and $50.0 million for the first six months of 2014 and 2013, respectively. Preferred stock dividends recorded in the first six months of 2014 included an accrual of $7.0 million on preferred stock which will be paid in September 2014. The Company expects that preferred dividends recorded will be approximately $16 million per quarter through the remainder of 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The following schedule shows the Company’s capital and performance ratios as of June 30, 2014, December 31, 2013, and June 30, 2013.
CAPITAL RATIOS

	June 30, 2014	December 31, 2013	June 30, 2013

Tangible common equity ratio	8.60%	8.02%	7.57%
Tangible equity ratio	10.46%	9.85%	10.78%
Average equity to average assets (three months ended)	12.26%	11.20%	12.11%
Risk-based capital ratios:
Tier 1 common	10.45%	10.18%	10.03%
Tier 1 leverage	11.00%	10.48%	11.75%
Tier 1 risk-based	13.00%	12.77%	14.30%
Total risk-based	14.90%	14.67%	15.94%

Return on average common equity (three months ended)	7.30%	(4.51)%	4.35%
Tangible return on average tangible common equity (three months ended)	9.07%	(5.45)%	5.73%

The Company’s Tier 1 common equity ratio declined by 11 basis points during the second quarter of 2014, primarily due to the cancellation of the total return swap on its collateralized debt obligation portfolio. At June 30, 2014, regulatory Tier 1 risk-based capital and total risk-based capital were $6.0 billion and $6.8 billion, respectively, compared to $5.8 billion and $6.6 billion at December 31, 2013, and $6.3 billion and $7.1 billion at June 30, 2013, respectively.

A more comprehensive discussion of our capital management is contained in the Company’s 2013 Annual Report on Form 10-K.

Capital Plan and Stress Tests
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

On July 25, 2014, the Federal Reserve announced that it has not objected to the Company’s 2014 resubmitted Capital Plan. The post-stress Tier 1 common ratio was computed under the resubmitted plan at 5.1%, which exceeded the minimum 5.0% requirement. The Company’s original 2014 Capital Plan did not meet this minimum requirement. The Company’s resubmitted Capital Plan included the issuance of $400 million of new common equity in the third quarter of 2014. However, the Company determined to increase this amount, and on July 28, 2014, the Company issued $525 million of common stock, which consisted of approximately 17.6 million shares at a price of $29.80 per share. Net of commissions and fees, this issuance added approximately $516 million to common stock in the third quarter of 2014. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 15% of the amount of common stock offered, or approximately $78.7 million of common stock. As of the date of this filing, the underwriters had not exercised this option. On a pro forma basis, following the completion of this common stock offering, the Company’s Tier 1 common equity ratio was approximately 11.6%.

The Company originally submitted its 2014 Capital Plan to the Federal Reserve on January 6, 2014. The Company subsequently notified the Federal Reserve of its intention to resubmit its Capital Plan to reflect the impact of the Interim Final Rule (“IFR”), which amended the Volcker Rule, and its decision to sell certain CDO securities to

ZIONS BANCORPORATION AND SUBSIDIARIES

improve the Company’s risk profile. In February 2014, the Federal Reserve granted its approval for a resubmission. In March 2014, the Federal Reserve notified the Company that, based upon its original Capital Plan, the Company’s capital ratios would not have met certain minimum requirements of the Federal Reserve’s capital adequacy rules under results projected by the Federal Reserve using the hypothetical severely adverse economic stress scenario in the Dodd-Frank Act Stress Test (“DFAST”). The DFAST results were worse than those projected by the Company with regard to pretax, pre-provision net revenue, and also with regard to credit losses for some loan types. The Federal Reserve publishes only limited information about its DFAST models, so the Company is unable to determine with specificity the causes of the differences.

The Company resubmitted its 2014 Capital Plan and stress test on April 30, 2014 to the Federal Reserve. The IFR allows banking entities to retain investments in primarily bank trust preferred CDOs. The resubmitted plan incorporated the impact of this exemption, as well as the impact of the sales of CDO securities that occurred in the first quarter of 2014. These sales of $932 million par amount of CDO securities resulted in net gains of $26 million during the first quarter of 2014. The resubmission, per the capital planning rules, did not include the effects of the CDO paydowns that occurred during the first quarter of 2014; hence, the total change in the portfolio used in the stress test differs from the total change recorded under GAAP.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company believes that, as of June 30, 2014, the Company and its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deduction described above.

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

The following schedule provides a reconciliation of total shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to T1C capital (non-GAAP) using current U.S. regulatory treatment and not proposed Basel III calculations.

ZIONS BANCORPORATION AND SUBSIDIARIES

TIER 1 COMMON CAPITAL (NON-GAAP)

(Amounts in millions)	June 30, 2014	December 31, 2013	June 30, 2013

Total shareholders’ equity (GAAP)	$6,700	$6,465	$6,860
Accumulated other comprehensive loss	137	192	375
Nonqualifying goodwill and intangibles	(1,045)	(1,050)	(1,057)
Other regulatory adjustments	(1)	(6)	(2)
Qualifying trust preferred securities	163	163	163
Tier 1 capital (regulatory)	5,954	5,764	6,339
Qualifying trust preferred securities	(163)	(163)	(163)
Preferred stock	(1,004)	(1,004)	(1,729)
Tier 1 common capital (non-GAAP)	$4,787	$4,597	$4,447

Risk-weighted assets (regulatory)	$45,787	$45,146	$44,327
Tier 1 common capital to risk-weighted assets (non-GAAP)	10.45%	10.18%	10.03%

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

TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

	Three Months Ended
(Amounts in thousands)	June 30, 2014	December 31, 2013	June 30, 2013

Net earnings (loss) applicable to common shareholders (GAAP)	$104,490	$(59,437)	$55,385
Adjustments, net of tax:
Amortization of core deposit and other intangibles	1,735	2,046	2,391
Net earnings (loss) applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP) (a)	$106,225	$(57,391)	$57,776

Average common equity (GAAP)	$5,744,696	$5,233,422	$5,102,082
Average goodwill	(1,014,129)	(1,014,129)	(1,014,129)
Average core deposit and other intangibles	(32,234)	(38,137)	(45,262)
Average tangible common equity (non-GAAP) (b)	$4,698,333	$4,181,156	$4,042,691

Number of days in quarter (c)	91	92	91
Number of days in year (d)	365	365	365

Tangible return on average tangible common equity (non-GAAP) (a/b/c*d)	9.07%	(5.45)%	5.73%
3. Total shareholders’ equity to tangible equity and tangible common equity
This Form 10-Q presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock for tangible common equity.

The following schedule provides a reconciliation of total shareholders’ equity (GAAP) to both tangible equity (non-GAAP) and tangible common equity (non-GAAP).

ZIONS BANCORPORATION AND SUBSIDIARIES

TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	June 30, 2014	December 31, 2013	June 30, 2013

Total shareholders’ equity (GAAP)	$6,700	$6,465	$6,860
Goodwill	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles	(31)	(36)	(43)
Tangible equity (non-GAAP) (a)	5,655	5,415	5,803
Preferred stock	(1,004)	(1,004)	(1,729)
Tangible common equity (non-GAAP) (b)	$4,651	$4,411	$4,074

Total assets (GAAP)	$55,111	$56,031	$54,905
Goodwill	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles	(31)	(36)	(43)
Tangible assets (non-GAAP) (c)	$54,066	$54,981	$53,848

Tangible equity ratio (a/c)	10.46%	9.85%	10.78%
Tangible common equity ratio (b/c)	8.60%	8.02%	7.57%
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 11 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
The Company believes there have been no material changes in the risk factors included in Zions Bancorporation’s 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the second quarter of 2014:

SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

April	3,395	$31.22	—	$—
May	147,958	28.49	—	—
June	2,560	28.89	—	—
Second quarter	153,913	28.56	—

[1]
Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock and restricted stock units under the “withholding shares” provision of an employee share-based compensation plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS
a)Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated July 8, 2014, incorporated by reference to Exhibit 3.1 of Form 8-K/A filed on July 18, 2014.	*

3.2	Restated Bylaws of Zions Bancorporation dated November 8, 2011, incorporated by reference to Exhibit 3.13 of Form 10-Q for the quarter ended September 30, 2011.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three months ended June 30, 2014 and June 30, 2013 and the six months ended June 30, 2014 and June 30, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014 and June 30, 2013 and the six months ended June 30, 2014 and June 30, 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and June 30, 2013, (v) the Consolidated Statements of Cash Flows for the three months ended June 30, 2014 and June 30, 2013 and the six months ended June 30, 2014 and June 20, 2013, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: August 7, 2014