Form 10-Q
period 2014-09-30
ZIONS BANCORPORATION /UT/
filed 2014-11-06
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Registrant’s telephone number, including area code: (801) 844-7637
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at October 31, 2014	202,932,251 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and due from banks	$588,691	$1,175,083
Money market investments:
Interest-bearing deposits	7,464,865	8,175,048
Federal funds sold and security resell agreements	355,844	282,248
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $642,529 and $609,547)	609,758	588,981
Available-for-sale, at fair value	3,563,408	3,701,886
Trading account, at fair value	55,419	34,559
	4,228,585	4,325,426

Loans held for sale	109,139	171,328

Loans and leases, net of unearned income and fees	39,739,795	39,043,365
Less allowance for loan losses	610,277	746,291
Loans, net of allowance	39,129,518	38,297,074

Other noninterest-bearing investments	855,743	855,642
Premises and equipment, net	811,127	726,372
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	28,160	36,444
Other real estate owned	27,418	46,105
Other assets	845,651	926,228
	$55,458,870	$56,031,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$19,770,405	$18,758,753
Interest-bearing:
Savings and money market	23,742,911	23,029,928
Time	2,441,756	2,593,038
Foreign	310,264	1,980,161
	46,265,336	46,361,880

Federal funds and other short-term borrowings	191,798	340,348
Long-term debt	1,113,677	2,273,575
Reserve for unfunded lending commitments	79,377	89,705
Other liabilities	486,523	501,056
Total liabilities	48,136,711	49,566,564

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,004,006	1,003,970
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 202,898,491 and 184,677,696 shares	4,717,295	4,179,024
Retained earnings	1,711,785	1,473,670
Accumulated other comprehensive income (loss)	(110,927)	(192,101)
Total shareholders’ equity	7,322,159	6,464,563
	$55,458,870	$56,031,127
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$430,415	$442,366	$1,298,560	$1,356,107
Interest on money market investments	5,483	6,175	15,501	17,378
Interest on securities	24,377	24,866	76,973	77,903
Total interest income	460,275	473,407	1,391,034	1,451,388
Interest expense:
Interest on deposits	12,313	14,506	37,188	45,291
Interest on short- and long-term borrowings	31,144	43,380	104,280	141,804
Total interest expense	43,457	57,886	141,468	187,095
Net interest income	416,818	415,521	1,249,566	1,264,293
Provision for loan losses	(54,643)	(5,573)	(109,669)	(56,598)
Net interest income after provision for loan losses	471,461	421,094	1,359,235	1,320,891

Noninterest income:
Service charges and fees on deposit accounts	44,941	44,701	130,408	132,610
Other service charges, commissions and fees	51,005	45,977	142,037	134,596
Wealth management income	7,438	7,120	22,495	21,846
Capital markets and foreign exchange	5,361	7,309	16,203	21,535
Dividends and other investment income	11,324	12,101	27,183	36,164
Loan sales and servicing income	6,793	8,464	19,602	30,138
Fair value and nonhedge derivative income (loss)	44	(4,403)	(10,429)	(12,805)
Equity securities gains, net	440	3,165	3,865	8,206
Fixed income securities gains (losses), net	(13,901)	1,580	22,039	3,726
Impairment losses on investment securities:
Impairment losses on investment securities	—	(10,470)	(27)	(46,873)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	—	1,403	—	23,472
Net impairment losses on investment securities	—	(9,067)	(27)	(23,401)
Other	2,627	5,243	5,865	15,942
Total noninterest income	116,072	122,190	379,241	368,557

Noninterest expense:
Salaries and employee benefits	245,520	229,185	717,690	686,302
Occupancy, net	28,495	28,230	85,739	83,570
Furniture, equipment and software	28,524	26,560	84,454	79,179
Other real estate expense	875	(831)	2,216	2,736
Credit-related expense	6,475	7,265	20,520	27,144
Provision for unfunded lending commitments	(16,095)	(19,935)	(10,328)	(22,662)
Professional and legal services	16,588	16,462	39,754	44,082
Advertising	6,094	6,091	19,295	17,791
FDIC premiums	8,204	9,395	24,143	29,230
Amortization of core deposit and other intangibles	2,665	3,570	8,283	11,151
Debt extinguishment cost	44,422	—	44,422	40,282
Other	66,769	64,671	206,438	220,884
Total noninterest expense	438,536	370,663	1,242,626	1,219,689
Income before income taxes	148,997	172,621	495,850	469,759
Income taxes	53,109	61,107	179,202	164,832
Net income	95,888	111,514	316,648	304,927
Net loss applicable to noncontrolling interests	—	—	—	(336)
Net income applicable to controlling interest	95,888	111,514	316,648	305,263
Preferred stock dividends	(16,761)	(27,507)	(56,841)	(77,547)
Preferred stock redemption	—	125,700	—	125,700
Net earnings applicable to common shareholders	$79,127	$209,707	$259,807	$353,416

Weighted average common shares outstanding during the period:
Basic shares	196,687	184,112	188,643	183,721
Diluted shares	197,271	184,742	189,260	184,144
Net earnings per common share:
Basic	$0.40	$1.13	$1.36	$1.90
Diluted	0.40	1.12	1.36	1.90
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013

Net income	$95,888	$111,514	$316,648	$304,927
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	18,265	(10,564)	100,723	67,646
Noncredit-related impairment losses on securities not expected to be sold	—	(867)	—	(13,751)
Reclassification to earnings for realized net fixed income securities losses (gains)	7,886	(976)	(20,058)	(2,301)
Reclassification to earnings for net credit-related impairment losses on investment securities	—	5,588	17	14,136
Accretion of securities with noncredit-related impairment losses not expected to be sold	276	285	835	880
Net unrealized holding gains (losses) on derivative instruments	(508)	239	1,011	236
Net unrealized gains (losses) on other noninterest-bearing investments	454	(3,595)	(333)	(3,709)
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(463)	(57)	(1,021)	(1,483)
Other comprehensive income (loss)	25,910	(9,947)	81,174	61,654
Comprehensive income	121,798	101,567	397,822	366,581
Comprehensive loss applicable to noncontrolling interests	—	—	—	(336)
Comprehensive income applicable to controlling interest	$121,798	$101,567	$397,822	$366,917
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2013	$1,003,970	184,677,696	$4,179,024	$1,473,670	$(192,101)	$—	$6,464,563
Net income for the period				316,648			316,648
Other comprehensive income, net of tax					81,174		81,174
Issuance of common stock		17,617,450	515,856				515,856
Subordinated debt converted to preferred stock	36		(5)				31
Net activity under employee plans and related tax benefits		603,345	22,420				22,420
Dividends on preferred stock				(56,841)			(56,841)
Dividends on common stock, $0.12 per share				(23,039)			(23,039)
Change in deferred compensation				1,347			1,347
Balance at September 30, 2014	$1,004,006	202,898,491	$4,717,295	$1,711,785	$(110,927)	$—	$7,322,159

Balance at December 31, 2012	$1,128,302	184,199,198	$4,166,109	$1,203,815	$(446,157)	$(3,428)	$6,048,641
Net income (loss) for the period				305,263		(336)	304,927
Other comprehensive income, net of tax					61,654		61,654
Issuance of preferred stock	800,000		(15,627)				784,373
Preferred stock redemption	(925,748)		580	125,700			(799,468)
Subordinated debt converted to preferred stock	1,416		(206)				1,210
Net activity under employee plans and related tax benefits		400,807	26,197				26,197
Dividends on preferred stock				(77,547)			(77,547)
Dividends on common stock, $0.09 per share				(16,667)			(16,667)
Change in deferred compensation				(109)			(109)
Other changes in noncontrolling interests			(4,166)			3,764	(402)
Balance at September 30, 2013	$1,003,970	184,600,005	$4,172,887	$1,540,455	$(384,503)	$—	$6,332,809
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$95,888	$111,514	$316,648	$304,927
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment cost	44,422	—	44,422	40,282
Net impairment losses on investment securities	—	9,067	27	23,401
Provision for credit losses	(70,738)	(25,508)	(119,997)	(79,260)
Depreciation and amortization	33,860	42,667	97,414	102,860
Fixed income securities losses (gains), net	13,901	(1,580)	(22,039)	(3,726)
Deferred income tax expense (benefit)	2,960	5,832	22,368	(612)
Net decrease (increase) in trading securities	1,241	(11,876)	(20,868)	(10,005)
Net decrease in loans held for sale	44,162	49,696	46,035	173,142
Change in other liabilities	33,619	28,047	(24,375)	(17,463)
Change in other assets	4,678	70,753	(8,904)	243,428
Other, net	(5,745)	(5,606)	6,501	(14,174)
Net cash provided by operating activities	198,248	273,006	337,232	762,800

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(955,821)	12,100	636,587	364,623
Proceeds from maturities and paydowns of investment securities held-to-maturity	20,796	14,404	58,921	95,841
Purchases of investment securities held-to-maturity	(14,964)	(8,121)	(78,228)	(128,089)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	374,973	246,147	1,417,234	864,643
Purchases of investment securities available-for-sale	(451,212)	(408,333)	(1,125,036)	(1,019,454)
Loans purchased	(251,325)	—	(251,325)	—
Net loan and lease collections (originations)	134,871	(107,808)	(472,459)	(697,132)
Net purchases of premises and equipment	(26,153)	(20,905)	(138,884)	(63,438)
Proceeds from sales of other real estate owned	8,200	27,417	37,112	80,076
Net cash received from divestitures	—	3,786	—	3,786
Other, net	12,799	(62)	19,796	19,972
Net cash provided by (used in) investing activities	(1,147,836)	(241,375)	103,718	(479,172)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	594,722	653,311	(96,544)	(463,707)
Net change in short-term funds borrowed	(66,603)	17,159	(148,550)	(78,848)
Proceeds from issuance of long-term debt	—	116,461	—	484,408
Repayments of long-term debt	(834,964)	(153)	(1,196,123)	(570,167)
Debt extinguishment costs paid	(35,435)	—	(35,435)	(23,305)
Cash paid for preferred stock redemption	—	(799,468)	—	(799,468)
Proceeds from issuances of common and preferred stock	519,559	200,040	524,080	792,557
Dividends paid on common and preferred stock	(23,243)	(34,935)	(71,191)	(94,214)
Other, net	112	(2,061)	(3,579)	(7,709)
Net cash provided by (used in) financing activities	154,148	150,354	(1,027,342)	(760,453)
Net increase (decrease) in cash and due from banks	(795,440)	181,985	(586,392)	(476,825)
Cash and due from banks at beginning of period	1,384,131	1,183,097	1,175,083	1,841,907
Cash and due from banks at end of period	$588,691	$1,365,082	$588,691	$1,365,082

Cash paid for interest	$41,138	$45,134	$122,807	$149,047
Net cash paid for income taxes	58,645	32,453	181,301	156,456
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2014

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

Operating results for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2013 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2013 Annual Report on Form 10-K.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The new standard was issued jointly with IFRS and creates a single source of revenue recognition guidance across all companies in all industries. The core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new guidance, (including loans, derivatives, debt and equity securities, etc.). However, the new guidance affects other fees charged by banks, such as asset management fees, credit card interchange fees, deposit account fees, etc. For public companies, adoption is required for interim or annual periods beginning after December 15, 2016, with no early adoption permitted. Adoption may be made on a full retrospective basis with practical expedients, or on a modified retrospective basis with a cumulative effect adjustment. Management is currently evaluating the impact this new guidance may have on the Company’s financial statements.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Loans and leases transferred to other real estate owned	$8,954	$12,098	$20,197	$52,916
Loans and leases transferred to (from) loans held for sale	(9,658)	(113)	(14,739)	36,301
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	—	—	5	206
Subordinated debt converted to preferred stock	—	—	31	1,210
Preferred stock transferred to common stock as a result of the Series C preferred stock redemption	—	580	—	580
Preferred stock/beneficial conversion feature transferred to retained earnings as a result of the Series C preferred stock redemption	—	125,700	—	125,700

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	September 30, 2014
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$355,844	$—	$355,844	$—	$—	$355,844
Derivatives (included in other assets)	54,720	—	54,720	(5,701)	250	49,269
	$410,564	$—	$410,564	$(5,701)	$250	$405,113
Liabilities:
Federal funds and other short-term borrowings	$191,798	$—	$191,798	$—	$—	$191,798
Derivatives (included in other liabilities)	56,036	—	56,036	(5,701)	(27,362)	22,973
	$247,834	$—	$247,834	$(5,701)	$(27,362)	$214,771

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$282,248	$—	$282,248	$—	$—	$282,248
Derivatives (included in other assets)	65,683	—	65,683	(11,650)	2,210	56,243
	$347,931	$—	$347,931	$(11,650)	$2,210	$338,491
Liabilities:
Federal funds and other short-term borrowings	$340,348	$—	$340,348	$—	$—	$340,348
Derivatives (included in other liabilities)	68,397	—	68,397	(11,650)	(26,997)	29,750
	$408,745	$—	$408,745	$(11,650)	$(26,997)	$370,098
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

5.	INVESTMENT SECURITIES
Investment securities are summarized below. Note 10 discusses the process to estimate fair value for investment securities.

	September 30, 2014
		Recognized in OCI [1]				Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses		Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$570,527	$—	$—		$570,527	$14,096	$829	$583,794
Asset-backed securities:
Trust preferred securities – banks and insurance	79,302	—	40,171	[2]	39,131	20,465	961	58,635
Other debt securities	100	—	—		100	—	—	100
	649,929	—	40,171		609,758	34,561	1,790	642,529
Available-for-sale
U.S. Treasury securities	1,530	16	—		1,546			1,546
U.S. Government agencies and corporations:
Agency securities	617,844	1,992	7,861		611,975			611,975
Agency guaranteed mortgage-backed securities	465,516	10,593	596		475,513			475,513
Small Business Administration loan-backed securities	1,507,510	18,005	6,139		1,519,376			1,519,376
Municipal securities	187,792	1,300	731		188,361			188,361
Asset-backed securities:
Trust preferred securities – banks and insurance	708,716	9,071	129,284		588,503			588,503
Auction rate securities	5,596	118	—		5,714			5,714
Other	635	153	—		788			788
	3,495,139	41,248	144,611		3,391,776			3,391,776
Mutual funds and other	173,863	55	2,286		171,632			171,632
	3,669,002	41,303	146,897		3,563,408			3,563,408
Total	$4,318,931	$41,303	$187,068		$4,173,166			$4,205,937

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
		Recognized in OCI [1]				Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses		Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$551,055	$—	$—		$551,055	$11,295	$4,616	$557,734
Asset-backed securities:
Trust preferred securities – banks and insurance	79,419	—	41,593	[2]	37,826	15,195	1,308	51,713
Other debt securities	100	—	—		100	—	—	100
	630,574	—	41,593		588,981	26,490	5,924	609,547
Available-for-sale
U.S. Treasury securities	1,442	104	—		1,546			1,546
U.S. Government agencies and corporations:
Agency securities	517,905	1,920	901		518,924			518,924
Agency guaranteed mortgage-backed securities	308,687	9,926	1,237		317,376			317,376
Small Business Administration loan-backed securities	1,202,901	21,129	2,771		1,221,259			1,221,259
Municipal securities	65,425	1,329	490		66,264			66,264
Asset-backed securities:
Trust preferred securities – banks and insurance	1,508,224	13,439	282,843		1,238,820			1,238,820
Trust preferred securities – real estate investment trusts	22,996	—	—		22,996			22,996
Auction rate securities	6,507	118	26		6,599			6,599
Other	27,540	359	—		27,899			27,899
	3,661,627	48,324	288,268		3,421,683			3,421,683
Mutual funds and other	287,603	21	7,421		280,203			280,203
	3,949,230	48,345	295,689		3,701,886			3,701,886
Total	$4,579,804	$48,345	$337,282		$4,290,867			$4,311,433

[1]	Other comprehensive income

[2]	The gross unrealized losses recognized in OCI on held-to-maturity (“HTM”) securities resulted from a previous transfer of available-for-sale (“AFS”) securities to HTM, and from OTTI.

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of September 30, 2014 by expected maturity distribution for collateralized debt obligations (“CDOs”) and by contractual maturity for other debt securities. Actual maturities may differ from expected or contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$77,219	$77,458	$528,660	$519,418
Due after one year through five years	199,307	205,355	1,328,670	1,323,839
Due after five years through ten years	139,558	143,066	805,257	797,432
Due after ten years	233,845	216,650	832,552	751,087
	$649,929	$642,529	$3,495,139	$3,391,776

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	September 30, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$275	$15,546	$554	$17,334	$829	$32,880
Asset-backed securities:
Trust preferred securities – banks and insurance	54	92	41,078	58,543	41,132	58,635
	329	15,638	41,632	75,877	41,961	91,515
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	6,936	336,846	925	25,295	7,861	362,141
Agency guaranteed mortgage-backed securities	264	87,575	332	15,809	596	103,384
Small Business Administration loan-backed securities	3,741	426,197	2,398	127,107	6,139	553,304
Municipal securities	164	23,538	567	4,381	731	27,919
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	129,284	507,065	129,284	507,065
Auction rate securities	—	—	—	—	—	—
	11,105	874,156	133,506	679,657	144,611	1,553,813
Mutual funds and other	664	27,817	1,622	48,471	2,286	76,288
	11,769	901,973	135,128	728,128	146,897	1,630,101
Total	$12,098	$917,611	$176,760	$804,005	$188,858	$1,721,616

	December 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$4,025	$70,400	$591	$9,103	$4,616	$79,503
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	42,901	51,319	42,901	51,319
	4,025	70,400	43,492	60,422	47,517	130,822
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	828	47,862	73	5,874	901	53,736
Agency guaranteed mortgage-backed securities	1,231	64,533	6	935	1,237	65,468
Small Business Administration loan-backed securities	1,709	187,680	1,062	39,256	2,771	226,936
Municipal securities	73	8,834	417	3,179	490	12,013
Asset-backed securities:
Trust preferred securities – banks and insurance	2,539	51,911	280,304	847,990	282,843	899,901
Auction rate securities	5	1,609	21	892	26	2,501
	6,385	362,429	281,883	898,126	288,268	1,260,555
Mutual funds and other	943	24,057	6,478	103,614	7,421	127,671
	7,328	386,486	288,361	1,001,740	295,689	1,388,226
Total	$11,353	$456,886	$331,853	$1,062,162	$343,206	$1,519,048

At September 30, 2014 and December 31, 2013, respectively, 53 and 157 HTM and 395 and 317 AFS investment securities were in an unrealized loss position.

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

Effect of Volcker Rule, CDO Sales and Paydowns
On December 10, 2013, the final Volcker Rule (“VR”) was published pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The VR significantly restricted certain activities by covered bank holding companies, including restrictions on certain types of securities, proprietary trading, and private equity investing. On January 14, 2014, the VR’s application to certain CDO securities was revised by an Interim Final Rule (“IFR”) related primarily to bank trust preferred CDO securities.

Certain of the Company’s CDO securities backed primarily by insurance trust preferred securities, real estate investment trust (“REIT”) securities, and asset-backed securities (“ABS”) became disallowed to be held effective July 21, 2015 under the VR and the IFR. This regulatory change resulted in the Company no longer being able to hold these securities to maturity. Further, to reduce the risk profile of the portfolio, we determined as of December 31, 2013 an intent to sell certain disallowed as well as other allowed CDO securities.

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

During the third quarter of 2014, we recorded $37 million par amount of paydowns of CDO securities, which resulted in gains of approximately $5 million. We sold $239 million par amount ($174 million amortized cost) of CDO securities, resulting in losses of $19 million.

See discussion following regarding certain private equity and other noninterest-bearing investments that are prohibited by the Volcker Rule.

ZIONS BANCORPORATION AND SUBSIDIARIES

OTTI Conclusions
Our 2013 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation according to the security type that has significant gross unrealized losses at September 30, 2014:

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

3)
Although we continue to see ratings upgrades of securities held in our CDO portfolio every quarter, the ratings from one NRSRO remain below-investment-grade for even some of the most senior tranches that originally were rated AAA. Ratings on a number of CDO tranches vary significantly among rating agencies. The presence of a below-investment-grade rating by even a single rating agency generally reduces the pool of buyers, which causes greater illiquidity and therefore most likely a higher implicit discount rate/lower price with regard to that CDO tranche.

Our ongoing review of these securities determined that no OTTI should be recorded in the third quarter of 2014. For year-to-date, an immaterial amount was recorded in the first quarter of 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a tabular rollforward of the total amount of credit-related OTTI:

(In thousands)	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(9,079)	$(163,914)	$(172,993)	$(9,052)	$(176,833)	$(185,885)
Additions recognized in earnings during the period:
Credit-related OTTI on securities not previously impaired	—	—	—	—	—	—
Additional credit-related OTTI on securities previously impaired	—	—	—	(27)	—	(27)
Subtotal of amounts recognized in earnings	—	—	—	(27)	—	(27)
Reductions for securities sold or paid off during the period	—	44,929	44,929	—	57,848	57,848
Balance of credit-related OTTI at end of period	$(9,079)	$(118,985)	$(128,064)	$(9,079)	$(118,985)	$(128,064)

(In thousands)	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(13,952)	$(406,577)	$(420,529)	$(13,549)	$(394,494)	$(408,043)
Additions recognized in earnings during the period:
Credit-related OTTI on securities not previously impaired	—	(168)	(168)	(403)	(168)	(571)
Additional credit-related OTTI on securities previously impaired	—	(8,899)	(8,899)	—	(22,830)	(22,830)
Subtotal of amounts recognized in earnings	—	(9,067)	(9,067)	(403)	(22,998)	(23,401)
Reductions for securities sold or paid off during the period	—	—	—	—	1,848	1,848
Balance of credit-related OTTI at end of period	$(13,952)	$(415,644)	$(429,596)	$(13,952)	$(415,644)	$(429,596)

To determine the credit component of OTTI for all security types, we utilize projected cash flows. These cash flows are credit adjusted using, among other things, assumptions for default probability and loss severity. Certain other unobservable inputs such as prepayment rate assumptions are utilized. In addition, certain internal and external models may be utilized. See Note 10 for further discussion. To determine the credit-related portion of OTTI in accordance with applicable accounting guidance, we use the security specific effective interest rate when estimating the present value of cash flows.

For those securities with credit-related OTTI recognized in the statement of income, the amounts of pretax noncredit-related OTTI recognized in OCI were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

HTM	$—	$—	$—	$16,114
AFS	—	1,403	—	7,358
	$—	$1,403	$—	$23,472

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended				Nine Months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$2	$—	$32	$—	$2	$27	$63	$403
Available-for-sale	5,873	20,063	1,551	9,070	83,466	62,948	7,989	27,324
Other noninterest-bearing investments:
Nonmarketable equity securities	5,911	5,184	4,802	1,637	10,568	5,184	9,868	1,662
	11,786	25,247	6,385	10,707	94,036	68,159	17,920	29,389
Net gains (losses)		$(13,461)		$(4,322)		$25,877		$(11,469)

Statement of income information:
Net impairment losses on investment securities		$—		$(9,067)		$(27)		$(23,401)
Equity securities gains, net		440		3,165		3,865		8,206
Fixed income securities gains (losses), net		(13,901)		1,580		22,039		3,726
Net gains (losses)		$(13,461)		$(4,322)		$25,877		$(11,469)
Gross gains for nonmarketable equity securities in the three months ended September 30, 2014 included approximately $4.4 million resulting from the sale of $6.5 million of private equity and other noninterest-bearing investments that are prohibited by the Volcker Rule. At September 30, 2014, the remaining amount of these prohibited investments was approximately $51 million. We are taking steps to sell these investments by the required deadline of July 21, 2015. We do not expect that the total result of such sales will ultimately have a material effect on the Company’s financial statements. See further discussions in Notes 10 and 11.

Interest income by security type is as follows:

(In thousands)	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3,597	$2,805	$6,402	$11,146	$8,448	$19,594
Available-for-sale	16,895	677	17,572	54,099	1,829	55,928
Trading	403	—	403	1,451	—	1,451
	$20,895	$3,482	$24,377	$66,696	$10,277	$76,973

(In thousands)	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$4,872	$2,867	$7,739	$14,957	$8,602	$23,559
Available-for-sale	16,425	492	16,917	52,115	1,542	53,657
Trading	210	—	210	687	—	687
	$21,507	$3,359	$24,866	$67,759	$10,144	$77,903

Securities with a carrying value of $1.2 billion at September 30, 2014 and $1.5 billion at December 31, 2013 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	September 30, 2014	December 31, 2013

Loans held for sale	$109,139	$171,328

Commercial:
Commercial and industrial	$12,896,517	$12,481,083
Leasing	404,542	387,929
Owner occupied	7,334,498	7,437,195
Municipal	517,953	449,418
Total commercial	21,153,510	20,755,625
Commercial real estate:
Construction and land development	1,892,723	2,182,821
Term	8,165,723	8,005,837
Total commercial real estate	10,058,446	10,188,658
Consumer:
Home equity credit line	2,255,172	2,133,120
1-4 family residential	5,152,872	4,736,665
Construction and other consumer real estate	350,248	324,922
Bankcard and other revolving plans	388,588	356,240
Other	190,518	197,864
Total consumer	8,337,398	7,748,811
FDIC-supported/PCI loans	190,441	350,271
Total loans	$39,739,795	$39,043,365
Loan balances are presented net of unearned income and fees, which amounted to $147.3 million at September 30, 2014 and $141.7 million at December 31, 2013.

Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $39.2 million at September 30, 2014 and $47.2 million at December 31, 2013.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $497.9 million at September 30, 2014 and $561.3 million at December 31, 2013.

FDIC-supported loans were acquired during 2009 and, prior to October 1, 2014, were indemnified by the Federal Deposit Insurance Corporation (“FDIC”) under loss sharing agreements. The FDIC-supported loan balances presented in the accompanying schedules include purchased credit-impaired (“PCI”) loans accounted for at their carrying values rather than their outstanding balances. See subsequent discussion under Purchased Loans.
Loans with a carrying value of approximately $23.2 billion at September 30, 2014 and $23.0 billion at December 31, 2013 have been pledged at the Federal Reserve and various Federal Home Loan Banks (“FHLB”) as collateral for current and potential borrowings. Note 8 presents the balance of FHLB advances made to the Company against this pledged collateral.
We sold loans with a carrying value of $341.3 million and $939.0 million for the three and nine months ended September 30, 2014, and $421.0 million and $1,315.3 million for the three and nine months ended September 30, 2013, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages. The principal

ZIONS BANCORPORATION AND SUBSIDIARIES

balance of sold loans for which we retain servicing was approximately $1.2 billion at both September 30, 2014 and December 31, 2013.

Amounts added to loans held for sale during these periods were $297.8 million and $894.9 million for the three and nine months ended September 30, 2014, and $374.2 million and $1,152.0 million for the three and nine months ended September 30, 2013, respectively. Income from loans sold, excluding servicing, was $4.2 million and $11.3 million for the three and nine months ended September 30, 2014, and $5.4 million and $22.0 million for the three and nine months ended September 30, 2013, respectively.

During the third quarter of 2014, construction and land development loans decreased by $447 million due to conversions to term loans, and increased syndication and participation arrangements. Additionally, 1-4 family residential loans increased by $326 million, primarily due to the purchase of $249 million par amount of high quality jumbo ARM loans from another bank. Management took these actions to improve the risk profile of the Company’s loans and reduce portfolio concentration risk.

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

We determine our ALLL as the best estimate within a range of estimated losses. The methodologies we use to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. The methodology for impaired loans is discussed subsequently. For the commercial and CRE segments, we use a comprehensive loan grading system to assign probability of default (“PD”) and loss given default (“LGD”) grades to each loan. The credit quality indicators discussed subsequently are based on this grading system. In addition, loan officers utilize “expert judgment” in assigning PD and LGD grades, subject to confirmation of the PD and LGD by either credit risk or credit examination. We create groupings of these grades for each subsidiary bank and loan class and calculate historic loss rates using a loss migration analysis that attributes historic realized losses to these loan grade groupings over the period of January 2008 through the most recent full quarter.
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

During the three and nine months ended September 30, the provision for loan losses was $(54.6) million and $(109.7) million in 2014, and $(5.6) million and $(56.6) million in 2013, respectively. The negative provisions are due to continued significant improvement in portfolio-specific credit quality metrics, sustained improvement in broader economic and credit quality indicators, and changes in the portfolio mix resulting from the construction and land development loan participations and the jumbo ARM loan purchase previously discussed.

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

During the three and nine months ended September 30, the provision for unfunded lending commitments was $(16.1) million and $(10.3) million in 2014, and $(19.9) million and $(22.7) million in 2013, respectively. The negative provisions are due to the same reasons as the provision for loan losses previously discussed.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended September 30, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported/PCI [1]	Total
Allowance for loan losses:
Balance at beginning of period	$440,234	$187,261	$44,535	$3,877	$675,907
Additions:
Provision for loan losses	(20,073)	(34,179)	(422)	31	(54,643)
Adjustment for FDIC-supported/PCI loans				(25)	(25)
Deductions:
Gross loan and lease charge-offs	(18,575)	(3,320)	(3,061)	(1,515)	(26,471)
Recoveries	8,870	3,332	3,028	279	15,509
Net loan and lease charge-offs	(9,705)	12	(33)	(1,236)	(10,962)
Balance at end of period	$410,456	$153,094	$44,080	$2,647	$610,277

Reserve for unfunded lending commitments:
Balance at beginning of period	$52,801	$38,689	$3,982	$—	$95,472
Provision charged (credited) to earnings	1,651	(14,390)	(3,356)	—	(16,095)
Balance at end of period	$54,452	$24,299	$626	$—	$79,377

Total allowance for credit losses at end of period:
Allowance for loan losses	$410,456	$153,094	$44,080	$2,647	$610,277
Reserve for unfunded lending commitments	54,452	24,299	626	—	79,377
Total allowance for credit losses	$464,908	$177,393	$44,706	$2,647	$689,654

	Nine Months Ended September 30, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported/PCI [1]	Total
Allowance for loan losses:
Balance at beginning of period	$465,145	$213,363	$60,865	$6,918	$746,291
Additions:
Provision for loan losses	(38,269)	(55,094)	(14,522)	(1,784)	(109,669)
Adjustment for FDIC-supported/PCI loans	—	—	—	(1,286)	(1,286)
Deductions:
Gross loan and lease charge-offs	(42,702)	(14,135)	(10,433)	(3,396)	(70,666)
Recoveries	26,282	8,960	8,170	2,195	45,607
Net loan and lease charge-offs	(16,420)	(5,175)	(2,263)	(1,201)	(25,059)
Balance at end of period	$410,456	$153,094	$44,080	$2,647	$610,277

Reserve for unfunded lending commitments:
Balance at beginning of period	$48,345	$37,485	$3,875	$—	$89,705
Provision charged (credited) to earnings	6,107	(13,186)	(3,249)	—	(10,328)
Balance at end of period	$54,452	$24,299	$626	$—	$79,377

Total allowance for credit losses at end of period:
Allowance for loan losses	$410,456	$153,094	$44,080	$2,647	$610,277
Reserve for unfunded lending commitments	54,452	24,299	626	—	79,377
Total allowance for credit losses	$464,908	$177,393	$44,706	$2,647	$689,654

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported/PCI [1]	Total
Allowance for loan losses:
Balance at beginning of period	$486,353	$251,278	$70,366	$5,915	$813,912
Additions:
Provision for loan losses	(1,768)	(4,520)	569	146	(5,573)
Adjustment for FDIC-supported/PCI loans	—	—	—	(2,118)	(2,118)
Deductions:
Gross loan and lease charge-offs	(11,465)	(5,738)	(5,535)	(88)	(22,826)
Recoveries	6,155	2,988	3,109	1,876	14,128
Net loan and lease charge-offs	(5,310)	(2,750)	(2,426)	1,788	(8,698)
Balance at end of period	$479,275	$244,008	$68,509	$5,731	$797,523

Reserve for unfunded lending commitments:
Balance at beginning of period	$63,272	$39,454	$1,356	$—	$104,082
Provision charged (credited) to earnings	(16,133)	(6,010)	2,208	—	(19,935)
Balance at end of period	$47,139	$33,444	$3,564	$—	$84,147

Total allowance for credit losses at end of period:
Allowance for loan losses	$479,275	$244,008	$68,509	$5,731	$797,523
Reserve for unfunded lending commitments	47,139	33,444	3,564	—	84,147
Total allowance for credit losses	$526,414	$277,452	$72,073	$5,731	$881,670

	Nine Months Ended September 30, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported/PCI [1]	Total
Allowance for loan losses:
Balance at beginning of period	$510,908	$276,976	$95,656	$12,547	$896,087
Additions:
Provision for loan losses	(10,179)	(34,370)	(12,725)	676	(56,598)
Adjustment for FDIC-supported/PCI loans	—	—	—	(9,756)	(9,756)
Deductions:
Gross loan and lease charge-offs	(48,073)	(19,069)	(24,574)	(1,676)	(93,392)
Recoveries	26,619	20,471	10,152	3,940	61,182
Net loan and lease charge-offs	(21,454)	1,402	(14,422)	2,264	(32,210)
Balance at end of period	$479,275	$244,008	$68,509	$5,731	$797,523

Reserve for unfunded lending commitments:
Balance at beginning of period	$67,374	$37,852	$1,583	$—	$106,809
Provision charged (credited) to earnings	(20,235)	(4,408)	1,981	—	(22,662)
Balance at end of period	$47,139	$33,444	$3,564	$—	$84,147

Total allowance for credit losses at end of period:
Allowance for loan losses	$479,275	$244,008	$68,509	$5,731	$797,523
Reserve for unfunded lending commitments	47,139	33,444	3,564	—	84,147
Total allowance for credit losses	$526,414	$277,452	$72,073	$5,731	$881,670
1 The Purchased Loans section following contains further discussion related to FDIC-supported/PCI loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	September 30, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported/PCI	Total
Allowance for loan losses:
Individually evaluated for impairment	$30,239	$5,874	$9,072	$—	$45,185
Collectively evaluated for impairment	380,217	147,220	35,008	41	562,486
Purchased loans with evidence of credit deterioration	—	—	—	2,606	2,606
Total	$410,456	$153,094	$44,080	$2,647	$610,277

Outstanding loan balances:
Individually evaluated for impairment	$270,559	$183,579	$94,360	$5	$548,503
Collectively evaluated for impairment	20,882,951	9,874,867	8,243,038	5,480	39,006,336
Purchased loans with evidence of credit deterioration	—	—	—	184,956	184,956
Total	$21,153,510	$10,058,446	$8,337,398	$190,441	$39,739,795

	December 31, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	FDIC- supported/PCI	Total
Allowance for loan losses:
Individually evaluated for impairment	$39,288	$12,510	$10,701	$—	$62,499
Collectively evaluated for impairment	425,857	200,853	50,164	392	677,266
Purchased loans with evidence of credit deterioration	—	—	—	6,526	6,526
Total	$465,145	$213,363	$60,865	$6,918	$746,291

Outstanding loan balances:
Individually evaluated for impairment	$315,604	$262,907	$101,545	$1,224	$681,280
Collectively evaluated for impairment	20,440,021	9,925,751	7,647,266	37,963	38,051,001
Purchased loans with evidence of credit deterioration	—	—	—	311,084	311,084
Total	$20,755,625	$10,188,658	$7,748,811	$350,271	$39,043,365
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonaccrual loans are summarized as follows:

(In thousands)	September 30, 2014	December 31, 2013

Commercial:
Commercial and industrial	$87,810	$97,960
Leasing	369	757
Owner occupied	97,749	136,281
Municipal	8,684	9,986
Total commercial	194,612	244,984
Commercial real estate:
Construction and land development	22,728	29,205
Term	29,704	60,380
Total commercial real estate	52,432	89,585
Consumer:
Home equity credit line	11,756	8,969
1-4 family residential	43,445	53,002
Construction and other consumer real estate	2,037	3,510
Bankcard and other revolving plans	254	1,365
Other	140	804
Total consumer loans	57,632	67,650
FDIC-supported/PCI loans	2,554	4,394
Total	$307,230	$406,613
Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2014
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$12,819,580	$36,177	$40,760	$76,937	$12,896,517	$2,157	$45,530
Leasing	404,501	15	26	41	404,542	—	343
Owner occupied	7,270,149	26,660	37,689	64,349	7,334,498	1,969	54,316
Municipal	517,953	—	—	—	517,953	—	8,684
Total commercial	21,012,183	62,852	78,475	141,327	21,153,510	4,126	108,873
Commercial real estate:
Construction and land development	1,881,153	1,965	9,605	11,570	1,892,723	—	13,002
Term	8,126,717	22,052	16,954	39,006	8,165,723	852	12,040
Total commercial real estate	10,007,870	24,017	26,559	50,576	10,058,446	852	25,042
Consumer:
Home equity credit line	2,241,766	3,625	9,781	13,406	2,255,172	—	1,534
1-4 family residential	5,119,368	8,818	24,686	33,504	5,152,872	1,623	16,619
Construction and other consumer real estate	348,408	617	1,223	1,840	350,248	585	1,329
Bankcard and other revolving plans	385,918	1,755	915	2,670	388,588	771	65
Other	189,921	537	60	597	190,518	17	93
Total consumer loans	8,285,381	15,352	36,665	52,017	8,337,398	2,996	19,640
FDIC-supported/PCI loans	160,850	4,301	25,290	29,591	190,441	22,781	—
Total	$39,466,284	$106,522	$166,989	$273,511	$39,739,795	$30,755	$153,555

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$12,387,546	$48,811	$44,726	$93,537	$12,481,083	$1,855	$52,412
Leasing	387,526	173	230	403	387,929	36	563
Owner occupied	7,357,618	36,718	42,859	79,577	7,437,195	744	82,072
Municipal	440,608	3,307	5,503	8,810	449,418	—	1,176
Total commercial	20,573,298	89,009	93,318	182,327	20,755,625	2,635	136,223
Commercial real estate:
Construction and land development	2,162,018	8,967	11,836	20,803	2,182,821	23	17,311
Term	7,971,327	15,362	19,148	34,510	8,005,837	5,580	42,624
Total commercial real estate	10,133,345	24,329	30,984	55,313	10,188,658	5,603	59,935
Consumer:
Home equity credit line	2,122,549	8,001	2,570	10,571	2,133,120	98	2,868
1-4 family residential	4,704,852	8,526	23,287	31,813	4,736,665	667	27,592
Construction and other consumer real estate	322,807	1,038	1,077	2,115	324,922	—	2,232
Bankcard and other revolving plans	353,060	2,093	1,087	3,180	356,240	900	1,105
Other	196,327	827	710	1,537	197,864	54	125
Total consumer loans	7,699,595	20,485	28,731	49,216	7,748,811	1,719	33,922
FDIC-supported/PCI loans	305,709	12,026	32,536	44,562	350,271	30,391	1,975
Total	$38,711,947	$145,849	$185,569	$331,418	$39,043,365	$40,348	$232,055
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2014
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$12,245,426	$234,086	$406,326	$10,679	$12,896,517
Leasing	395,119	6,950	2,473	—	404,542
Owner occupied	6,779,463	192,458	362,577	—	7,334,498
Municipal	507,955	1,314	8,684	—	517,953
Total commercial	19,927,963	434,808	780,060	10,679	21,153,510	$410,456
Commercial real estate:
Construction and land development	1,834,329	13,845	44,549	—	1,892,723
Term	7,845,622	109,929	210,172	—	8,165,723
Total commercial real estate	9,679,951	123,774	254,721	—	10,058,446	153,094
Consumer:
Home equity credit line	2,232,497	—	22,675	—	2,255,172
1-4 family residential	5,097,336	—	55,536	—	5,152,872
Construction and other consumer real estate	344,024	—	6,224	—	350,248
Bankcard and other revolving plans	386,887	—	1,701	—	388,588
Other	190,085	—	433	—	190,518
Total consumer loans	8,250,829	—	86,569	—	8,337,398	44,080
FDIC-supported/PCI loans	121,968	13,095	55,378	—	190,441	2,647
Total	$37,980,711	$571,677	$1,176,728	$10,679	$39,739,795	$610,277

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$11,807,825	$303,598	$360,391	$9,269	$12,481,083
Leasing	380,268	2,050	5,611	—	387,929
Owner occupied	6,827,464	184,328	425,403	—	7,437,195
Municipal	439,432	—	9,986	—	449,418
Total commercial	19,454,989	489,976	801,391	9,269	20,755,625	$465,145
Commercial real estate:
Construction and land development	2,107,828	15,010	59,983	—	2,182,821
Term	7,569,472	172,856	263,509	—	8,005,837
Total commercial real estate	9,677,300	187,866	323,492	—	10,188,658	213,363
Consumer:
Home equity credit line	2,111,475	—	21,645	—	2,133,120
1-4 family residential	4,668,841	—	67,824	—	4,736,665
Construction and other consumer real estate	313,881	—	11,041	—	324,922
Bankcard and other revolving plans	353,618	—	2,622	—	356,240
Other	196,770	—	1,094	—	197,864
Total consumer loans	7,644,585	—	104,226	—	7,748,811	60,865
FDIC-supported/PCI loans	232,893	22,532	94,846	—	350,271	6,918
Total	$37,009,767	$700,374	$1,323,955	$9,269	$39,043,365	$746,291

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

When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three and nine months ended September 30, 2014 and 2013 was not significant.

Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the nine months ended September 30, 2014 and 2013:

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2014
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$221,275	$26,195	$103,919	$130,114	$21,692
Owner occupied	130,606	52,893	55,433	108,326	5,479
Municipal	9,164	1,076	7,609	8,685	1,816
Total commercial	361,045	80,164	166,961	247,125	28,987
Commercial real estate:
Construction and land development	53,702	14,805	29,869	44,674	2,589
Term	134,557	56,490	33,878	90,368	2,635
Total commercial real estate	188,259	71,295	63,747	135,042	5,224
Consumer:
Home equity credit line	22,105	14,048	2,997	17,045	128
1-4 family residential	85,431	37,308	33,998	71,306	8,426
Construction and other consumer real estate	4,218	1,602	1,190	2,792	197
Bankcard and other revolving plans	—	—	—	—	—
Total consumer loans	111,754	52,958	38,185	91,143	8,751
FDIC-supported/PCI loans	245,687	72,728	112,233	184,961	2,606
Total	$906,745	$277,145	$381,126	$658,271	$45,568

	December 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$167,816	$28,917	$117,881	$146,798	$22,462
Owner occupied	151,499	50,361	88,584	138,945	13,900
Municipal	10,465	1,175	8,811	9,986	1,225
Total commercial	329,780	80,453	215,276	295,729	37,587
Commercial real estate:
Construction and land development	85,440	19,206	50,744	69,950	3,483
Term	171,826	34,258	112,330	146,588	7,981
Total commercial real estate	257,266	53,464	163,074	216,538	11,464
Consumer:
Home equity credit line	17,547	12,568	2,200	14,768	178
1-4 family residential	95,613	38,775	42,132	80,907	10,276
Construction and other consumer real estate	4,713	2,643	933	3,576	175
Bankcard and other revolving plans	726	726	—	726	—
Total consumer loans	118,599	54,712	45,265	99,977	10,629
FDIC-supported/PCI loans	404,308	83,917	228,392	312,309	6,526
Total	$1,109,953	$272,546	$652,007	$924,553	$66,206

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$176,526	$1,232		$168,181	$2,812
Owner occupied	144,302	777		141,734	2,252
Municipal	8,798	—		9,343	—
Total commercial	329,626	2,009		319,258	5,064
Commercial real estate:
Construction and land development	57,408	367		59,422	1,256
Term	142,471	1,001		136,677	3,000
Total commercial real estate	199,879	1,368		196,099	4,256
Consumer:
Home equity credit line	17,217	145		16,203	411
1-4 family residential	79,523	490		78,750	1,352
Construction and other consumer real estate	3,066	40		2,953	106
Other	—	—		—	—
Total consumer loans	99,806	675		97,906	1,869
FDIC-supported/PCI loans	200,222	10,335	[1]	239,953	47,074	[1]
Total	$829,533	$14,387		$853,216	$58,263

	Three Months Ended September30, 2013			Nine Months Ended September 30, 2013
(In thousands)	Average recorded investment	Interest income recognized		Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$199,217	$1,105		$175,040	$2,594
Owner occupied	217,439	915		211,225	2,810
Municipal	—	—		—	—
Total commercial	416,656	2,020		386,265	5,404
Commercial real estate:
Construction and land development	135,013	623		139,194	2,754
Term	288,980	1,969		285,307	5,571
Total commercial real estate	423,993	2,592		424,501	8,325
Consumer:
Home equity credit line	14,606	120		12,943	262
1-4 family residential	103,379	457		100,012	1,171
Construction and other consumer real estate	5,501	49		5,767	141
Other	1,751	—		1,784	—
Total consumer loans	125,237	626		120,506	1,574
FDIC-supported/PCI loans	363,293	20,004	[1]	404,826	79,153	[1]
Total	$1,329,179	$25,242		$1,336,098	$94,456

[1]	The balance of interest income recognized results primarily from accretion of interest income on impaired FDIC-supported/PCI loans.

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

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

ZIONS BANCORPORATION AND SUBSIDIARIES

	September 30, 2014
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2,627	$8,346	$19	$3,076	$3,829	$42,312	$60,209
Owner occupied	20,615	1,314	967	1,262	11,530	17,008	52,696
Total commercial	23,242	9,660	986	4,338	15,359	59,320	112,905
Commercial real estate:
Construction and land development	—	6,322	—	—	535	16,549	23,406
Term	7,414	9,098	184	3,612	5,304	41,628	67,240
Total commercial real estate	7,414	15,420	184	3,612	5,839	58,177	90,646
Consumer:
Home equity credit line	742	71	10,706	—	274	421	12,214
1-4 family residential	2,411	384	7,286	449	1,119	35,348	46,997
Construction and other consumer real estate	290	652	44	—	—	1,246	2,232
Total consumer loans	3,443	1,107	18,036	449	1,393	37,015	61,443
Total accruing	34,099	26,187	19,206	8,399	22,591	154,512	264,994
Nonaccruing
Commercial:
Commercial and industrial	564	593	—	990	5,264	26,785	34,196
Owner occupied	2,786	857	—	913	6,165	12,171	22,892
Municipal	—	1,076	—	—	—	—	1,076
Total commercial	3,350	2,526	—	1,903	11,429	38,956	58,164
Commercial real estate:
Construction and land development	11,237	71	—	—	3,342	6,776	21,426
Term	2,953	—	—	15	291	6,321	9,580
Total commercial real estate	14,190	71	—	15	3,633	13,097	31,006
Consumer:
Home equity credit line	—	—	648	45	218	305	1,216
1-4 family residential	3,380	47	1,106	200	3,853	9,848	18,434
Construction and other consumer real estate	3	613	39	90	—	108	853
Bankcard and other revolving plans	—	—	—	—	—	—	—
Total consumer loans	3,383	660	1,793	335	4,071	10,261	20,503
Total nonaccruing	20,923	3,257	1,793	2,253	19,133	62,314	109,673
Total	$55,022	$29,444	$20,999	$10,652	$41,724	$216,826	$374,667

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2013
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1,143	$9,848	$11,491	$3,217	$4,308	$53,117	$83,124
Owner occupied	22,841	1,482	987	1,291	9,659	23,576	59,836
Total commercial	23,984	11,330	12,478	4,508	13,967	76,693	142,960
Commercial real estate:
Construction and land development	1,067	8,231	—	1,063	4,119	28,295	42,775
Term	7,542	9,241	190	3,783	14,932	61,024	96,712
Total commercial real estate	8,609	17,472	190	4,846	19,051	89,319	139,487
Consumer:
Home equity credit line	743	—	9,438	—	323	332	10,836
1-4 family residential	2,628	997	6,814	643	3,083	35,869	50,034
Construction and other consumer real estate	128	329	11	—	—	1,514	1,982
Total consumer loans	3,499	1,326	16,263	643	3,406	37,715	62,852
Total accruing	36,092	30,128	28,931	9,997	36,424	203,727	345,299
Nonaccruing
Commercial:
Commercial and industrial	2,028	5,814	—	473	8,948	10,395	27,658
Owner occupied	3,020	1,489	1,043	1,593	10,482	14,927	32,554
Municipal	—	1,175	—	—	—	—	1,175
Total commercial	5,048	8,478	1,043	2,066	19,430	25,322	61,387
Commercial real estate:
Construction and land development	11,699	1,555	—	—	5,303	8,617	27,174
Term	2,126	—	—	1,943	315	14,861	19,245
Total commercial real estate	13,825	1,555	—	1,943	5,618	23,478	46,419
Consumer:
Home equity credit line	—	—	1,036	—	221	—	1,257
1-4 family residential	4,315	1,396	1,606	—	3,901	14,109	25,327
Construction and other consumer real estate	4	1,260	—	—	—	229	1,493
Bankcard and other revolving plans	—	252	—	—	—	—	252
Total consumer loans	4,319	2,908	2,642	—	4,122	14,338	28,329
Total nonaccruing	23,192	12,941	3,685	4,009	29,170	63,138	136,135
Total	$59,284	$43,069	$32,616	$14,006	$65,594	$266,865	$481,434

[1]
Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.
Unused commitments to extend credit on TDRs amounted to approximately $4.4 million at September 30, 2014 and $5.6 million at December 31, 2013.

ZIONS BANCORPORATION AND SUBSIDIARIES

The total recorded investment of all TDRs in which interest rates were modified below market was $166.5 million at September 30, 2014 and $172.6 million at December 31, 2013. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Commercial:
Commercial and industrial	$(440)	$(107)	$(396)	$(308)
Owner occupied	(1,487)	(1,061)	(4,797)	(3,158)
Total commercial	(1,927)	(1,168)	(5,193)	(3,466)
Commercial real estate:
Construction and land development	(578)	(237)	(1,850)	(755)
Term	(1,798)	(2,134)	(5,224)	(7,285)
Total commercial real estate	(2,376)	(2,371)	(7,074)	(8,040)
Consumer:
Home equity credit line	(7)	(24)	(50)	(97)
1-4 family residential	(3,318)	(3,700)	(10,359)	(11,313)
Construction and other consumer real estate	(93)	(106)	(300)	(324)
Total consumer loans	(3,418)	(3,830)	(10,709)	(11,734)
Total decrease to interest income[1]	$(7,721)	$(7,369)	$(22,976)	$(23,240)
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$96	$633	$729	$96	$752	$848
Owner occupied	—	1,025	1,025	—	1,025	1,025
Total commercial	96	1,658	1,754	96	1,777	1,873
Consumer:
Home equity credit line	—	158	158	—	201	201
1-4 family residential	—	353	353	—	353	353
Construction and other consumer real estate	—	—	—	—	39	39
Total consumer loans	—	511	511	—	593	593
Total	$96	$2,169	$2,265	$96	$2,370	$2,466

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$660	$660	$—	$660	$660
Owner occupied	—	—	—	—	511	511
Total commercial	—	660	660	—	1,171	1,171
Consumer:
Home equity credit line	—	222	222	—	307	307
1-4 family residential	—	—	—	—	1,372	1,372
Construction and other consumer real estate			—			—
Total consumer loans	—	222	222	—	1,679	1,679
Total	$—	$882	$882	$—	$2,850	$2,850
Note: Total loans modified as TDRs during the 12 months previous to September 30, 2014 and 2013 were $97.3 million and $178.8 million, respectively.

Concentrations of Credit Risk
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risks (whether on- or off-balance sheet) may occur when individual borrowers, groups of borrowers, or counterparties have similar economic characteristics, including industries, geographies, collateral types, sponsors, etc., and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. See Note 7 for a discussion of counterparty risk associated with the Company’s derivative transactions.

We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. Based on this analysis, we believe that the loan portfolio is generally well diversified; however, due to the nature of the Company’s geographical footprint, there are certain significant concentrations primarily in CRE and energy-related lending. Further, we cannot guarantee that we have fully understood or mitigated all risk concentrations or correlated risks. We have adopted and adhere to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged lending, municipal lending, and energy-related lending. All of these limits are continually monitored and revised as necessary. These concentration limits, particularly the various types of CRE and real estate development loan limits, are materially lower than they were just prior to the emergence of the recent economic downturn.

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

During 2009, CB&T and NSB acquired failed banks from the FDIC as receiver and entered into loss sharing agreements with the FDIC for the acquired loans and foreclosed assets. In general, the FDIC assumed 80% of credit

ZIONS BANCORPORATION AND SUBSIDIARIES

losses up to a specified threshold and 95% above that threshold. The five-year agreements for commercial loans, which comprised the major portion of the covered portfolio, expired as of September 30, 2014. The 10-year agreements for single family residential loans, which amounted to approximately $18.3 million at September 30, 2014, will expire in 2019. Due to their declining balances, the “FDIC-supported/PCI loans” are included with “Loans and leases” in the Company’s balance sheet. However, they continue to be shown separately in this footnote and in other disclosures, and include both PCI and certain other acquired loans.

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	September 30, 2014	December 31, 2013

Commercial	$116,955	$150,191
Commercial real estate	115,320	233,720
Consumer	19,752	28,608
Outstanding balance	$252,027	$412,519

Carrying amount	$184,956	$311,797
ALLL	2,606	6,478
Carrying amount, net	$182,350	$305,319
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

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were not significant at September 30, 2014 and December 31, 2013.
Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Balance at beginning of period	$60,834	$104,483	$77,528	$134,461
Accretion	(10,279)	(19,941)	(46,767)	(78,994)
Reclassification from nonaccretable difference	2,955	7,908	17,406	31,092
Disposals and other	(38)	3,308	5,305	9,199
Balance at end of period	$53,472	$95,758	$53,472	$95,758
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

We adjusted the ALLL for acquired loans by recording a negative provision for loan losses of $2.5 million for the nine months ended September 30, 2014, and $2.0 million and $9.1 million for the three and nine months ended September 30, 2013, respectively. The provision for the three months ended September 30, 2014 was not significant. The provision is net of the ALLL reversals discussed subsequently. As separately discussed and in accordance with the loss sharing agreements, portions of the provision reductions result in a corresponding decrease of the FDIC IA. For the three and nine months ended September 30, these adjustments resulted in net charge-offs of $0.9 million and net recoveries of $0.8 million in 2014, and net recoveries of $1.9 million and $2.5 million in 2013, respectively.

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

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three and nine months ended September 30, total reversals to the ALLL were $0.8 million and $4.4 million in 2014 and $2.3 million and $13.2 million in 2013, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Any related decrease to the FDIC IA is recorded through a charge to other noninterest expense. Changes that increase cash flows have been due primarily to (1) the enhanced economic status of borrowers compared to original evaluations, (2) improvements in the Southern California market where the majority of these loans were originated, and (3) efforts by our credit officers and loan workout professionals to resolve problem loans.

For the three and nine months ended September 30, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $7.7 million and $37.9 million in 2014 and $15.0 million and $62.4 million in 2013, respectively, of additional interest income; and $5.9 million and $31.2 million in 2014 and $13.0 million and $55.1 million in 2013, respectively, of additional other noninterest expense due to the reduction of the FDIC IA.

FDIC Indemnification Asset
The balance of the FDIC IA was $0.8 million at September 30, 2014 and $26.4 million at December 31, 2013. In accordance with applicable accounting guidance, the balance was reduced to a de minimus level due to the expiration at September 30, 2014 of the final commercial loan loss sharing agreement.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At September 30, 2014, the fair value of our derivative liabilities was $56.0 million, for which we were required to pledge cash collateral of approximately $40.7 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at September 30, 2014, the additional amount of collateral we could be required to pledge is approximately $1.4 million. Since July 2013, as required by the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

Interest rate swap agreements designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable rate payments over the life of the agreements without exchange of the underlying principal amount.

ZIONS BANCORPORATION AND SUBSIDIARIES

Derivatives not designated as accounting hedges, including basis swap agreements, are not speculative and are used to economically manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements.

Selected information with respect to notional amounts and recorded gross fair values at September 30, 2014 and December 31, 2013, and the related gain (loss) of derivative instruments for the three and nine months ended September 30, 2014 and 2013 is summarized as follows:

	September 30, 2014			December 31, 2013
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges:
Interest rate swaps	$225,000	$271	$670	$100,000	$202	$583
Total derivatives designated as hedging instruments	225,000	271	670	100,000	202	583
Derivatives not designated as hedging instruments
Interest rate swaps	14,301	—	67	65,850	420	421
Interest rate swaps for customers [2]	2,773,340	45,132	46,552	2,902,776	55,447	54,688
Foreign exchange	281,022	9,317	8,747	751,066	9,614	8,643
Total return swap	—	—	—	1,159,686	—	4,062
Total derivatives not designated as hedging instruments	3,068,663	54,449	55,366	4,879,378	65,481	67,814
Total derivatives	$3,293,663	$54,720	$56,036	$4,979,378	$65,683	$68,397

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$(845)	$770	$—		$1,681	$1,698	$—
	(845)	770	—		1,681	1,698	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$496				$1,822
Total derivatives designated as hedging instruments	(845)	770	—	496	1,681	1,698	—	1,822
Derivatives not designated as hedging instruments
Interest rate swaps			1				355
Interest rate swaps for customers [2]			1,419				493
Foreign exchange			2,242				5,951
Total return swap			—				(7,894)
Total derivatives not designated as hedging instruments			3,662				(1,095)
Total derivatives	$(845)	$770	$3,662	$496	$1,681	$1,698	$(1,095)	$1,822

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$414	$97	$—		$408	$2,479	$—
	414	97	—		408	2,479	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$796				$2,342
Total derivatives designated as hedging instruments	414	97	—	796	408	2,479	—	2,342
Derivatives not designated as hedging instruments
Interest rate swaps			765				678
Interest rate swaps for customers [2]			883				6,631
Futures contracts			2				2
Foreign exchange			(536)				7,072
Total return swap			(5,342)				(16,350)
Total derivatives not designated as hedging instruments			(4,228)				(1,967)
Total derivatives	$414	$97	$(4,228)	$796	$408	$2,479	$(1,967)	$2,342

Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from accumulated OCI (“AOCI”) represent the effective portion of the derivative gain (loss).

[2]	Amounts include both the customer swaps and the offsetting derivative contracts.

[3]
Amounts for the three and nine months ended September 30, of $0.8 million and $1.7 million in 2014, and $0.1 million and $2.5 million in 2013, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 8.

At September 30, the fair values of derivative assets and liabilities were reduced by net credit valuation adjustments of $1.7 million and $0.3 million in 2014, and $2.4 million and $2.0 million in 2013, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivative contracts, such that the Company minimizes its net interest rate risk exposure resulting from such transactions. Fee income from customer swaps is included in other service charges, commissions and fees. As with other derivative instruments, we have credit risk for any nonperformance by counterparties.

The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for swap hedges, are accreted or amortized to interest income or expense over the period corresponding to their previously stated maturity dates.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following September 30, 2014, we estimate that an additional $2.9 million will be reclassified.

ZIONS BANCORPORATION AND SUBSIDIARIES

Total Return Swap
Effective April 28, 2014, we canceled the total return swap and related interest rate swaps (“TRS”) relating to a portfolio of $1.16 billion notional amount of our bank and insurance trust preferred CDOs. Prior to cancellation of the TRS, the actual portfolio par balance had been reduced to $545 million due to sales, paydowns and payoffs. Following the cancellation, the TRS derivative liability was extinguished and the Company’s regulatory risk weighted assets increased by approximately $0.9 billion.

8.	DEBT AND SHAREHOLDERS’ EQUITY
Long-term debt is summarized as follows:

(In thousands)	September 30, 2014	December 31, 2013

Junior subordinated debentures related to trust preferred securities	$168,043	$168,043
Convertible subordinated notes	127,679	184,147
Subordinated notes	336,250	443,231
Senior notes	458,798	1,454,779
FHLB advances	22,302	22,736
Capital lease obligations and other	605	639
	$1,113,677	$2,273,575
The preceding amounts represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments, including the value of associated hedges.
Debt Redemptions
Senior Notes
During the three and nine months ended September 30, 2014, we redeemed a total of $760 million and $1,015 million par amount of long-term senior notes as follows:

•
$500 million – purchased on September 29, 2014 through tender offers approximating 56% of our 4.0% and 4.5% senior notes due in June 2016, March 2017, and June 2023; debt extinguishment costs of approximately $44 million consisted of $34 million of early tender premiums, $9 million of unamortized discount and debt issuance costs, and $1 million of commissions and fees;

•	$242 million, 7.75% – redeemed at maturity on September 23, 2014;

•	$18 million, 3.05% – redeemed on August 15, 2014 at their initial call date; and

•	$255 million, 2.75%-5.50% – redeemed during the first and second quarters at maturity ($50 million) or at their initial call dates ($205 million).
On September 18, 2014, we gave notice that we would redeem in full $27 million of 4.15% long-term senior notes on their initial call date of November 15, 2014.
Subordinated Notes
During the three and nine months ended September 30, 2014, we redeemed the entire $75 million of Amegy’s subordinated notes 3mL + 1.25% at their maturity on September 22, 2014. During the second quarter, we redeemed at maturity the entire 5.65% subordinated notes ($30 million par amount) and 5.65% convertible subordinated notes ($76 million par amount).
Common Stock Issuance
On July 28, 2014, we issued $525 million of common stock, which consisted of approximately 17.6 million shares at a price of $29.80 per share. Net of commissions and fees, this issuance added approximately $516 million to common stock. We increased the issuance amount following the Federal Reserve’s announcement on July 25, 2014 that it had not objected to our resubmitted 2014 Capital Plan, which included the issuance of $400 million of new common equity in the third quarter of 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

Accumulated Other Comprehensive Income
Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2014

Balance at December 31, 2013	$(168,805)	$1,556	$(24,852)	$(192,101)

Other comprehensive income before reclassifications, net of tax	100,723	678	—	101,401
Amounts reclassified from AOCI, net of tax	(19,206)	(1,021)	—	(20,227)
Other comprehensive income (loss)	81,517	(343)	—	81,174
Balance at September 30, 2014	$(87,288)	$1,213	$(24,852)	$(110,927)

Income tax expense (benefit) included in other comprehensive income (loss)	$61,714	$(214)	$—	$61,500

Nine Months Ended September 30, 2013

Balance at December 31, 2012	$(403,893)	$8,071	$(50,335)	$(446,157)

Other comprehensive income (loss) before reclassifications, net of tax	53,896	(3,474)	—	50,422
Amounts reclassified from AOCI, net of tax	12,715	(1,483)	—	11,232
Other comprehensive income (loss)	66,611	(4,957)	—	61,654
Balance at September 30, 2013	$(337,282)	$3,114	$(50,335)	$(384,503)

Income tax expense (benefit) included in other comprehensive income (loss)	$40,354	$(3,123)	$—	$37,231

	Amounts reclassified from AOCI [1]				Statement of income (SI) Balance sheet (BS)
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2014	2013	2014	2013		Affected line item

Net realized gains (losses) on investment securities	$(13,901)	$1,580	$22,039	$3,726	SI	Fixed income securities gains (losses), net
Income tax expense (benefit)	(6,015)	604	1,981	1,425
	(7,886)	976	20,058	2,301

Net unrealized losses on investment securities	—	(9,067)	(27)	(22,999)	SI	Net impairment losses on investment securities
Income tax benefit	—	(3,479)	(10)	(8,863)
	—	(5,588)	(17)	(14,136)
Accretion of securities with noncredit-related impairment losses not expected to be sold	(467)	(496)	(1,411)	(1,477)	BS	Investment securities, held-to-maturity
Deferred income taxes	191	211	576	597	BS	Other assets
	$(8,162)	$(4,897)	$19,206	$(12,715)

Net unrealized gains on derivative instruments	$770	$97	$1,698	$2,479	SI	Interest and fees on loans
Income tax expense	307	40	677	996
	$463	$57	$1,021	$1,483
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
The income tax expense rate for the three and nine months ended September 30, 2014 and 2013 was lower than the blended statutory rate of 38.25% primarily because of the nontaxability of certain income items. However, the effective tax rate for the three and nine months ended September 30, 2014 was higher than the comparable periods in 2013 primarily because of a slight decrease in the amount of nontaxable items relative to pretax income and an accrual of $2.5 million of interest expense at September 30, 2014 to settle certain income tax examinations.
Net deferred tax assets were approximately $219 million at September 30, 2014 and $304 million at December 31, 2013. We evaluate net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of September 30, 2014.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Third Party Service Providers
We use a third party pricing service to provide pricing for approximately 89% of our AFS Level 2 securities, and an internal model to estimate fair value for approximately 97% of our AFS Level 3 securities. Fair values for the remaining AFS Level 2 and Level 3 securities generally use standard form discounted cash flow modeling with certain inputs corroborated by market data.

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

For Level 3 securities, we review and evaluate on a quarterly basis the relevant modeling assumptions. These include PDs, loss given default rates, over-collateralization levels, and rating transition probability matrices from ratings agencies. In addition, we also compare the results and valuation with our information about market trends and trading data. This includes information regarding trading prices, implied discounts, outlier information, valuation assumptions, etc.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
During the first quarter of 2014, two insurance CDO securities and two single-name bank trust preferred securities, were transferred from Level 3 to Level 2 primarily due to the increasing ability to utilize fair value inputs corroborated by observed market data. The securities remain at Level 2 at September 30, 2014 as shown in the Level 3 reconciliation schedules following. The securities constitute the Company’s entire holding of each asset class.

Trust preferred – REITS, Other – During the first quarter of 2014, substantially all of these securities were sold, as discussed in Note 5.
Auction Rate Securities
Auction rate securities are measured under Level 3 primarily using valuation inputs that include AAA corporate bond yield curves, municipal yield curves, credit ratings and leverage of each closed-end fund, market yields for commercial paper, and any observable trade commentaries.
Bank-Owned Life Insurance
Bank-owned life insurance is measured under Level 2 according to cash surrender values (“CSVs”) of the insurance policies that are provided by a third party service. Nearly all CSVs are computed based on valuations and earnings of the underlying assets in the insurance companies’ general accounts. The underlying investments include predominantly fixed income securities consisting of investment grade corporate bonds and various types of mortgage instruments. Average duration ranges from five to eight years. Management regularly reviews investment performance, including concentrations of investments and regulatory restrictions.
Private Equity Investments
Private equity investments are measured under Level 2 or Level 3. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available. The amount of unfunded commitments is disclosed in Note 11. Certain restrictions apply

ZIONS BANCORPORATION AND SUBSIDIARIES

for the redemption of these investments and certain investments are prohibited by the Volcker Rule. See discussions in Notes 5 and 11.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	September 30, 2014
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations		$2,608,410		$2,608,410
Municipal securities		178,433	$9,928	188,361
Asset-backed securities:
Trust preferred – banks and insurance		63,033	525,470	588,503
Auction rate			5,714	5,714
Other		761	27	788
Mutual funds and stock	$166,158	5,474		171,632
	166,158	2,856,111	541,139	3,563,408
Trading account		55,419		55,419
Other noninterest-bearing investments:
Bank-owned life insurance		475,304		475,304
Private equity			83,885	83,885
Other assets:
Agriculture loan servicing and interest-only strips			11,918	11,918
Deferred compensation plan assets	88,273			88,273
Derivatives:
Interest rate related and other		271		271
Interest rate swaps for customers		45,132		45,132
Foreign currency exchange contracts	9,317			9,317
	9,317	45,403		54,720
	$263,748	$3,432,237	$636,942	$4,332,927
LIABILITIES
Securities sold, not yet purchased	$26,251			$26,251
Other liabilities:
Deferred compensation plan obligations	88,273			88,273
Derivatives:
Interest rate related and other		$734		734
Interest rate swaps for customers		46,552		46,552
Foreign currency exchange contracts	8,747			8,747
	8,747	47,286		56,033
Other			$67	67
	$123,271	$47,286	$67	$170,624

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations		$2,059,105		$2,059,105
Municipal securities		55,602	$10,662	66,264
Asset-backed securities:
Trust preferred – banks and insurance			1,238,820	1,238,820
Trust preferred – real estate investment trusts			22,996	22,996
Auction rate			6,599	6,599
Other		2,099	25,800	27,899
Mutual funds and stock	$259,750	20,453		280,203
	259,750	2,137,259	1,304,877	3,701,886
Trading account		34,559		34,559
Other noninterest-bearing investments:
Bank-owned life insurance		466,428		466,428
Private equity		4,822	82,410	87,232
Other assets:
Agriculture loan servicing and interest-only strips			8,852	8,852
Deferred compensation plan assets	86,184			86,184
Derivatives:
Interest rate related and other		1,100		1,100
Interest rate swaps for customers		55,447		55,447
Foreign currency exchange contracts	9,614			9,614
	9,614	56,547		66,161
	$355,548	$2,699,615	$1,396,139	$4,451,302
LIABILITIES
Securities sold, not yet purchased	$73,606			$73,606
Other liabilities:
Deferred compensation plan obligations	86,184			86,184
Derivatives:
Interest rate related and other		$1,004		1,004
Interest rate swaps for customers		54,688		54,688
Foreign currency exchange contracts	8,643			8,643
Total return swap			$4,062	4,062
	8,643	55,692	4,062	68,397
Other			241	241
	$168,433	$55,692	$4,303	$228,428

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended September 30, 2014
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at June 30, 2014	$10,038	$685,805	$—	$6,578	$28	$82,256	$11,461	$(132)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	9	480		1
Dividends and other investment income						1,451
Equity securities losses, net						(3,684)
Fixed income securities gains (losses), net	2	(13,956)		37
Other noninterest income							139
Other noninterest expense								65
Other comprehensive income	4	45,521		48
Purchases						4,438	531
Sales		(155,869)		(950)	(1)	(476)
Redemptions and paydowns	(125)	(36,511)				(100)	(213)
Balance at September 30, 2014	$9,928	$525,470	$—	$5,714	$27	$83,885	$11,918	$(67)

	Level 3 Instruments
	Nine Months Ended September 30, 2014
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2013	$10,662	$1,238,820	$22,996	$6,599	$25,800	$82,410	$8,852	$(4,303)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	27	1,833		3
Dividends and other investment income (loss)						(1,296)
Fair value and nonhedge derivative loss								(7,894)
Equity securities losses, net						(3,100)
Fixed income securities gains, net	18	9,009	1,399	37	10,917
Other noninterest income							665
Other noninterest expense								174
Other comprehensive income (loss)	(178)	146,861		25	(15)
Purchases						12,898	2,987
Sales		(702,257)	(24,395)	(950)	(36,670)	(1,315)
Redemptions and paydowns	(601)	(99,603)			(5)	(5,712)	(586)	11,956
Transfers to Level 2		(69,193)
Balance at September 30, 2014	$9,928	$525,470	$—	$5,714	$27	$83,885	$11,918	$(67)

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended September 30, 2013
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at June 30, 2013	$13,544	$1,030,293	$18,499	$6,554	$17,324	$75,517	$8,338	$(5,118)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	10	783	64	1	50
Dividends and other investment income						306
Fair value and nonhedge derivative loss								(5,342)
Fixed income securities gains, net	2	1,494			10
Net impairment losses on investment securities		(7,787)	(1,112)		(168)
Other noninterest income							578
Other noninterest expense								92
Other comprehensive income	64	(3,934)	2,067	70	(476)
Purchases						2,064
Sales						(249)
Redemptions and paydowns	(100)	(18,954)			(3,193)	(82)	(341)	5,932
Balance at September 30, 2013	$13,520	$1,001,895	$19,518	$6,625	$13,547	$77,556	$8,575	$(4,436)

	Level 3 Instruments
	Nine Months Ended September 30, 2013
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2012	$16,551	$949,271	$16,403	$6,515	$15,160	$64,223	$8,334	$(5,251)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	31	2,395	190	2	64
Dividends and other investment income						5,455
Fair value and nonhedge derivative loss								(16,350)
Equity securities gains, net						3,739
Fixed income securities gains, net	38	3,530			54
Net impairment losses on investment securities		(21,548)	(1,282)		(168)
Other noninterest income							1,081
Other noninterest expense								(73)
Other comprehensive income	986	127,028	4,207	108	4,147
Purchases						5,905
Sales		(7,015)				(1,369)
Redemptions and paydowns	(4,086)	(51,766)			(5,710)	(397)	(840)	17,238
Balance at September 30, 2013	$13,520	$1,001,895	$19,518	$6,625	$13,547	$77,556	$8,575	$(4,436)

ZIONS BANCORPORATION AND SUBSIDIARIES

The preceding reconciling amounts using Level 3 inputs include the following realized amounts in the statement of income:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013

Dividends and other investment income (loss)	$—	$—	$34	$(45)
Fixed income securities gains (losses), net	(13,917)	1,506	21,380	3,622

Except as previously discussed, no other transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three and nine months ended September 30, 2014 and 2013. Transfers are considered to have occurred as of the end of the reporting period.

Following is a summary of quantitative information relating to the principal valuation techniques and significant unobservable inputs for Level 3 instruments measured on a recurring and nonrecurring basis:

	Level 3 Instruments
	Quantitative information at September 30, 2014
(Dollar amounts in thousands)	Fair value	Principal valuation techniques	Significant unobservable inputs	Range of inputs (% annually)
Asset-backed securities:
Trust preferred – predominantly banks	$584,104	Discounted cash flow Market comparables	Constant prepayment rate	until 2016 – 4.0% to 26.0%
				2016 to maturity – 3.0%
			Constant default rate	yr 1 – 0.3% to 2.47%
				yrs 2-5 – 0.48% to 0.74%
				yrs 6 to maturity – 0.60% to 0.65%
			Loss given default	100%
			Loss given deferral	35.43% to 100%
			Discount rate (spread over forward LIBOR)	4.5% to 5.1%

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Quantitative information at December 31, 2013
(Dollar amounts in thousands)	Fair value	Principal valuation techniques	Significant unobservable inputs	Range of inputs (% annually)
Asset-backed securities:
Trust preferred – predominantly banks	$921,819	Discounted cash flow Market comparables	Constant prepayment rate	until 2016 – 5.50% to 20.73%
				2016 to maturity – 3.0%
			Constant default rate	yr 1 – 0.30% to 1.94%
				yrs 2-5 – 0.49% to 1.14%
				yrs 6 to maturity – 0.58% to 0.65%
			Loss given default	100%
			Loss given deferral	14.39% to 100%
			Discount rate (spread over forward LIBOR)	5.6% to 7.7%

Trust preferred – predominantly insurance	346,390	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 5.0%
			Constant default rate	yr 1 – 0.38% to 1.03%
				yrs 2-5 – 0.53% to 0.89%
				yrs 6 to maturity – 0.50% to 0.55%
			Loss given default	100%
			Loss given deferral	2.18% to 30.13%
			Discount rate (spread over forward LIBOR)	3.72% to 6.49%

Trust preferred – individual banks	22,324	Market comparables	Yield	6.6% to 7.8%
			Price	81.25% to 109.6%

Trust preferred – real estate investment trust	22,996	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 0.0%
			Constant default rate	yr 1 – 4.1% to 10.6%
				yrs 2-3 – 4.6% to 5.5%
				yrs 4-6 – 1.0%
				yrs 7 to maturity – 0.50%
			Loss given default	60% to 100%
			Discount rate (spread over forward LIBOR)	5.5% to 15%

Other (predominantly ABS CDOs)	25,800	Discounted cash flow	Constant default rate	0.01% to 100%
			Loss given default	70% to 92%
			Discount rate (spread over forward LIBOR)	9% to 22%

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes during the year-to-date period measured on a nonrecurring basis.

(In thousands)	Fair value at September 30, 2014				Fair value at December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$—	$—	$—	$—	$8,483	$8,483
Private equity investments, carried at cost	—	—	3,419	3,419	—	—	13,270	13,270
Impaired loans	—	26,444	—	26,444	—	11,765	—	11,765
Other real estate owned	—	7,398	—	7,398	—	24,684	—	24,684
	$—	$33,842	$3,419	$37,261	$—	$36,449	$21,753	$58,202

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
ASSETS
HTM securities adjusted for OTTI	$—	$—	$—	$(403)
Private equity investments, carried at cost	(339)	(2,826)	(471)	(4,254)
Impaired loans	(815)	(35)	(3,097)	(1,463)
Other real estate owned	(3,088)	(1,749)	(6,259)	(8,217)
	$(4,242)	$(4,610)	$(9,827)	$(14,337)

During the three and nine months ended September 30, we recognized net gains of $1.9 million and $4.4 million in 2014, and $3.5 million and $9.8 million in 2013 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $30.7 million and $61.1 million during the nine months ended September 30, 2014 and 2013, respectively. Previous to their sale, we recognized impairment on these properties of $0.5 million for the nine months ended September 30, 2014, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively. Impairment for the three months ended September 30, 2014 was not significant.

HTM securities adjusted for OTTI were measured at fair value using the same methodology for trust preferred CDO securities.

Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of private equity investments carried at cost were $46.8 million at September 30, 2014 and $53.6 million at December 31, 2013. Amounts of other noninterest-bearing investments carried at cost were $249.8 million at September 30, 2014 and $248.4 million at December 31, 2013, which were comprised of Federal Reserve, Federal Home Loan Bank, and Farmer Mac stock.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	September 30, 2014			December 31, 2013
(In thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$609,758	$642,529	3	$588,981	$609,547	3
Loans and leases (including loans held for sale), net of allowance	39,238,657	39,148,605	3	38,468,402	38,088,242	3
Financial liabilities:
Time deposits	2,441,756	2,444,415	2	2,593,038	2,602,955	2
Foreign deposits	310,264	310,344	2	1,980,161	1,979,805	2
Long-term debt (less fair value hedges)	1,111,686	1,204,079	2	2,269,762	2,423,643	2

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

11.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In thousands)	September 30, 2014	December 31, 2013

Net unfunded commitments to extend credit [1]	$16,600,064	$16,174,326
Standby letters of credit:
Financial	721,045	779,811
Performance	190,871	159,485
Commercial letters of credit	33,819	80,218
Total unfunded lending commitments	$17,545,799	$17,193,840

[1]	Net of participations

The Company’s 2013 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At September 30, 2014, the Company had recorded approximately $82.5 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $79.4 million attributable to the RULC and $3.1 million of deferred commitment fees.

At September 30, 2014, the Parent has guaranteed $15.0 million of debt of affiliated trusts issuing trust preferred securities.

At September 30, 2014, we had unfunded commitments for private equity and other noninterest-bearing investments of $23.0 million. These obligations have no stated maturity. However, at September 30, 2014, substantially all of the private equity investments related to these commitments were prohibited by the Volcker Rule. See previous discussions in Notes 5 and 10.

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

In the third quarter of 2013, the District Court denied the plaintiff’s motion for class certification in the Reyes case. In the third quarter of 2014, the Third Circuit Court of Appeals heard an appeal by the plaintiff of the District Court decision.

Discovery has been completed in the Reyes case and continues in the Meridian Funds case.

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

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. We currently estimate the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $50 million in excess of amounts accrued. This estimated range of reasonably possible losses is based on information currently available as of September 30, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

12.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended September 30,						Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

Service cost	$—	$—	$—	$—	$8	$8	$—	$—	$—	$—	$23	$24
Interest cost	1,869	1,721	113	101	12	10	5,608	5,164	340	303	35	31
Expected return on plan assets	(3,326)	(3,027)					(9,979)	(9,082)
Amortization of prior service cost (credit)			13	31	—	(37)			38	93	—	(113)
Amortization of net actuarial (gain) loss	735	2,033	5	17	(18)	(19)	2,206	6,099	14	52	(53)	(56)
Net periodic benefit cost (credit)	$(722)	$727	$131	$149	$2	$(38)	$(2,165)	$2,181	$392	$448	$5	$(114)

As disclosed in the Company’s 2013 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

13.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of September 30, 2014, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 100 branches in Utah, 26 branches in Idaho, and one branch in Wyoming. CB&T operates 95 branches in California. Amegy operates 84 branches in Texas. NBAZ operates 71 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the three months ended September 30, 2014 and 2013:

(In millions)	Zions Bank		CB&T		Amegy		NBAZ		NSB
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

CONDENSED INCOME STATEMENT
Net interest income	$146.7	$145.1	$98.9	$109.8	$95.8	$95.5	$40.3	$40.5	$28.4	$28.4
Provision for loan losses	(27.7)	(9.5)	(10.1)	(3.0)	(3.5)	12.8	(4.5)	(7.3)	(4.9)	—
Net interest income after provision for loan losses	174.4	154.6	109.0	112.8	99.3	82.7	44.8	47.8	33.3	28.4
Net impairment losses on investment securities	—	—	—	—	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—	—	—
Other noninterest income	44.8	47.7	17.5	20.8	39.4	37.1	9.6	8.6	9.6	11.4
Noninterest expense	123.4	119.1	77.1	75.9	79.1	75.3	33.2	35.3	31.8	32.0
Income (loss) before income taxes	95.8	83.2	49.4	57.7	59.6	44.5	21.2	21.1	11.1	7.8
Income tax expense (benefit)	35.4	30.2	19.1	23.0	20.4	14.9	7.9	7.7	3.7	2.6
Net income (loss)	$60.4	$53.0	$30.3	$34.7	$39.2	$29.6	$13.3	$13.4	$7.4	$5.2

AVERAGE BALANCE SHEET DATA
Total assets	$18,083	$18,237	$11,252	$10,869	$13,861	$13,453	$4,710	$4,624	$4,074	$4,022
Cash and due from banks	323	339	134	164	172	255	73	70	95	87
Money market investments	3,079	3,868	1,577	1,288	2,555	2,823	401	444	738	883
Total securities	1,814	1,287	258	321	266	285	380	320	799	785
Total loans	12,312	12,271	8,520	8,328	9,721	8,981	3,660	3,600	2,318	2,158
Total deposits	15,829	15,951	9,592	9,261	11,384	11,024	4,081	3,945	3,670	3,600
Shareholder’s equity:
Preferred equity	280	280	162	162	226	248	85	153	50	90
Common equity	1,578	1,530	1,386	1,326	1,903	1,805	465	410	330	310
Total shareholder’s equity	1,858	1,810	1,548	1,488	2,129	2,053	550	563	380	400

	Vectra		TCBW		Other		Consolidated Company
	2014	2013	2014	2013	2014	2013	2014	2013

CONDENSED INCOME STATEMENT
Net interest income	$25.4	$25.8	$7.6	$7.0	$(26.4)	$(36.6)	$416.7	$415.5
Provision for loan losses	(3.2)	1.8	(0.6)	(0.3)	(0.2)	(0.1)	(54.7)	(5.6)
Net interest income after provision for loan losses	28.6	24.0	8.2	7.3	(26.2)	(36.5)	471.4	421.1
Net impairment losses on investment securities	—	—	—	—	—	(9.1)	—	(9.1)
Loss on sale of investment securities to Parent	—	—	—	(2.7)	—	2.7	—	—
Other noninterest income	6.0	6.5	1.0	1.0	(11.9)	(1.8)	116.0	131.3
Noninterest expense	24.2	24.4	4.7	4.8	65.0	3.9	438.5	370.7
Income (loss) before income taxes	10.4	6.1	4.5	0.8	(103.1)	(48.6)	148.9	172.6
Income tax expense (benefit)	3.6	2.1	1.5	0.3	(38.5)	(19.7)	53.1	61.1
Net income (loss)	$6.8	$4.0	$3.0	$0.5	$(64.6)	$(28.9)	$95.8	$111.5

AVERAGE BALANCE SHEET DATA
Total assets	$2,751	$2,630	$892	$882	$505	$798	$56,128	$55,515
Cash and due from banks	41	48	27	19	(3)	(6)	862	976
Money market investments	176	127	127	121	(164)	(100)	8,489	9,454
Total securities	152	184	73	101	305	592	4,047	3,875
Total loans	2,319	2,195	654	627	64	64	39,568	38,224
Total deposits	2,339	2,258	759	743	(1,364)	(1,194)	46,290	45,588
Shareholder’s equity:
Preferred equity	26	70	3	3	172	680	1,004	1,686
Common equity	307	241	93	86	159	(518)	6,221	5,190
Total shareholder’s equity	333	311	96	89	331	162	7,225	6,876

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the nine months ended September 30, 2014 and 2013:

(In millions)	Zions Bank		CB&T		Amegy		NBAZ		NSB
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013

CONDENSED INCOME STATEMENT
Net interest income	$434.8	$447.4	$311.8	$347.0	$285.9	$284.9	$120.9	$122.4	$84.6	$84.4
Provision for loan losses	(51.8)	(18.4)	(25.1)	(12.8)	5.9	4.7	(15.5)	(12.0)	(13.2)	(8.9)
Net interest income after provision for loan losses	486.6	465.8	336.9	359.8	280.0	280.2	136.4	134.4	97.8	93.3
Net impairment losses on investment securities	—	—	—	—	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—	—	—
Other noninterest income	139.0	152.2	37.1	62.1	107.7	111.0	26.2	25.6	23.4	30.0
Noninterest expense	366.0	362.1	244.8	260.7	258.6	251.4	109.4	104.9	97.9	97.9
Income (loss) before income taxes	259.6	255.9	129.2	161.2	129.1	139.8	53.2	55.1	23.3	25.4
Income tax expense (benefit)	95.4	93.3	50.2	63.7	43.6	46.8	19.7	20.5	7.7	8.6
Net income (loss)	$164.2	$162.6	$79.0	$97.5	$85.5	$93.0	$33.5	$34.6	$15.6	$16.8

AVERAGE BALANCE SHEET DATA
Total assets	$17,983	$17,609	$11,063	$10,871	$13,650	$13,122	$4,673	$4,612	$4,046	$4,046
Cash and due from banks	333	347	152	168	235	283	73	70	89	85
Money market investments	3,099	3,113	1,321	1,284	2,498	2,563	368	452	734	944
Total securities	1,720	1,279	274	333	256	336	372	298	789	769
Total loans	12,292	12,330	8,571	8,297	9,550	8,790	3,668	3,588	2,314	2,127
Total deposits	15,709	15,314	9,421	9,267	11,217	10,707	4,016	3,919	3,648	3,606
Shareholder’s equity:
Preferred equity	280	280	162	162	202	250	101	171	50	114
Common equity	1,556	1,524	1,368	1,324	1,875	1,775	447	406	324	304
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,836	1,804	1,530	1,486	2,077	2,025	548	577	374	418

	Vectra		TCBW		Other		Consolidated Company
	2014	2013	2014	2013	2014	2013	2014	2013

CONDENSED INCOME STATEMENT
Net interest income	$76.1	$76.5	$21.9	$20.3	$(86.5)	$(118.6)	$1,249.5	$1,264.3
Provision for loan losses	(9.5)	(7.6)	(0.3)	(1.1)	(0.2)	(0.5)	(109.7)	(56.6)
Net interest income after provision for loan losses	85.6	84.1	22.2	21.4	(86.3)	(118.1)	1,359.2	1,320.9
Net impairment losses on investment securities	—	—	—	—	—	(23.4)	—	(23.4)
Loss on sale of investment securities to Parent	—	—	—	(2.7)	—	2.7	—	—
Other noninterest income	15.7	19.6	1.0	3.0	29.1	(11.6)	379.2	391.9
Noninterest expense	73.2	75.0	14.2	13.6	78.5	54.1	1,242.6	1,219.7
Income (loss) before income taxes	28.1	28.7	9.0	8.1	(135.7)	(204.5)	495.8	469.7
Income tax expense (benefit)	9.7	10.0	3.1	2.8	(50.2)	(80.9)	179.2	164.8
Net income (loss)	$18.4	$18.7	$5.9	$5.3	$(85.5)	$(123.6)	$316.6	$304.9

AVERAGE BALANCE SHEET DATA
Total assets	$2,639	$2,541	$878	$866	$603	$1,019	$55,535	$54,686
Cash and due from banks	45	50	23	19	(9)	(9)	941	1,013
Money market investments	70	84	113	135	(159)	169	8,044	8,744
Total securities	158	184	79	103	414	551	4,062	3,853
Total loans	2,305	2,142	650	596	64	63	39,414	37,933
Total deposits	2,231	2,177	745	727	(1,143)	(718)	45,844	44,999
Shareholder’s equity:
Preferred equity	46	70	3	3	160	429	1,004	1,479
Common equity	279	235	91	84	(84)	(557)	5,856	5,095
Noncontrolling interests	—	—	—	—	—	(2)	—	(2)
Total shareholder’s equity	325	305	94	87	76	(130)	6,860	6,572

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the OCC, the Board of Governors of the Federal Reserve System, the FDIC, the SEC, and the CFPB;

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
GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security	FASB	Financial Accounting Standards Board
ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation
AFS	Available-for-Sale	FHLB	Federal Home Loan Bank
ALCO	Asset/Liability Committee	FRB	Federal Reserve Board
ALLL	Allowance for Loan and Lease Losses	GAAP	Generally Accepted Accounting Principles
Amegy	Amegy Corporation	HECL	Home Equity Credit Line
AOCI	Accumulated Other Comprehensive Income	HQLA	High Quality Liquid Assets
ASC	Accounting Standards Codification	HTM	Held-to-Maturity
ASU	Accounting Standards Update	IA	Indemnification Asset
BOLI	Bank-Owned Life Insurance	IFR	Interim Final Rule
bps	basis points	IFRS	International Financial Reporting Standards
CB&T	California Bank & Trust	LCR	Liquidity Coverage Ratio
CCAR	Comprehensive Capital Analysis and Review	LGD	Loss Given Default
CDO	Collateralized Debt Obligation	LIBOR	London Interbank Offered Rate
CDR	Constant Default Rate	LIHTC	Low-Income Housing Tax Credit
CET1	Common Equity Tier 1 (Basel III)	Lockhart	Lockhart Funding LLC
CFPB	Consumer Financial Protection Bureau	MVE	Market Value of Equity
CLTV	Combined Loan-to-Value Ratio	NBAZ	National Bank of Arizona
CRE	Commercial Real Estate	NRSRO	Nationally Recognized Statistical Rating Organization
CSV	Cash Surrender Value	NSFR	Net Stable Funding Ratio
DB	Deutsche Bank AG	NSB	Nevada State Bank
DBRS	Dominion Bond Rating Service	OCC	Office of the Comptroller of the Currency
DFAST	Dodd-Frank Act Stress Test	OCI	Other Comprehensive Income
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	OREO	Other Real Estate Owned
DTA	Deferred Tax Asset	OTC	Over-the-Counter
EITF	Emerging Issues Task Force	OTTI	Other-Than-Temporary Impairment
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	Parent	Zions Bancorporation

ZIONS BANCORPORATION AND SUBSIDIARIES

PCI	Purchased Credit-Impaired	T1C	Tier 1 Common (Basel I)
PD	Probability of Default	TCBO	The Commerce Bank of Oregon
PIK	Payment in Kind	TCBW	The Commerce Bank of Washington
REIT	Real Estate Investment Trust	TDR	Troubled Debt Restructuring
RULC	Reserve for Unfunded Lending Commitments	TRS	Total Return Swap
SBA	Small Business Administration	Vectra	Vectra Bank Colorado
SBIC	Small Business Investment Company	VR	Volcker Rule
SEC	Securities and Exchange Commission	Zions Bank	Zions First National Bank
SOC	Securitization Oversight Committee	ZMSC	Zions Management Services Company

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2013 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The Company reported net earnings applicable to common shareholders of $79.1 million, or $0.40 per diluted common share for the third quarter of 2014, compared to $209.7 million, or $1.12 per diluted common share for the same prior year period. The following notable changes had a negative impact on net earnings applicable to common shareholders:

•	$125.7 million decrease in preferred stock redemption benefit;

•	$44.4 million increase in debt extinguishment cost;

•	$16.3 million increase in salaries and employee benefits;

•	$15.5 million decrease in fixed income securities gains, net; and

•	$13.1 million decrease in total interest income.

The impact of these items was partially offset by the following positive items:

•	$49.1 million increase in the negative provision for loan losses;

•	$14.4 million decrease in total interest expense;

•	$10.7 million decrease in preferred stock dividends;

•	$9.1 million decrease in net impairment losses on investment securities;

•	$8.0 million decrease in income taxes;

•	$5.0 million increase in other service charges, commissions and fees; and

•	$4.4 million increase in fair value and nonhedge derivative income.

Net earnings applicable to common shareholders for the first nine months of 2014 were $259.8 million, or $1.36 per diluted share, compared to net earnings applicable to common shareholders of $353.4 million, or $1.90 per diluted share in the corresponding prior year period. The following notable changes had a negative impact on net earnings applicable to common shareholders:

•	$125.7 million decrease in preferred stock redemption benefit;

•	$60.4 million decrease in total interest income;

•	$31.4 million increase in salaries and employee benefits;

•	$14.4 million increase in income taxes;

•	$12.3 million decrease in the negative provision for unfunded lending commitments

•	$10.5 million decrease in loan sales and servicing income;

•	$9.0 million decrease in dividends and other investment income;

•	$5.3 million decrease in capital markets and foreign exchange income;

ZIONS BANCORPORATION AND SUBSIDIARIES

•	$5.3 million increase in furniture and equipment expense;

•	$4.3 million decrease in equity securities gains; and

•	$4.1 million increase in debt extinguishment cost;

The impact of these items was partially offset by the following positive items:

•	$53.1 million increase in the negative provision for loan losses;

•	$45.6 million decrease in total interest expense;

•	$20.7 million decrease in preferred stock dividends;

•	$18.3 million increase in fixed income securities gains, net;

•	$14.4 million decrease in other noninterest expense;

•	$7.4 million increase in other service charges, commissions and fees;

•	$6.6 million decrease in credit-related expense;

•	$5.1 million decrease in FDIC premiums; and

•	$4.3 million decrease in professional and legal services.

During the third quarter of 2014, the Company undertook considerable actions to reduce risk and enhance capital levels, both on an as-reported basis and under hypothetical stress test scenarios. The Company issued $525 million of common stock to improve the Company’s capital levels. The Company also reduced its CDO exposure through sales of $239 million par amount and paydowns of $37 million. The cash proceeds from these activities were primarily used to reduce the Company’s long-term debt by $835 million par amount through tender offers, early calls and maturities. In addition, the Company reduced its exposure to construction and land development loans by $447 million through conversions to term, syndications, and increased participations. Refer to the “Capital Management” section on page 96 of this document for more information on the impact of these actions to the Company’s capital ratios.
Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; net interest income is the largest portion of the Company’s revenue. For the third quarter of 2014, taxable-equivalent net interest income was $420.9 million, compared to $420.2 million for the second quarter of 2014, and $419.2 million for the third quarter of 2013. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.
Net interest margin in 2014 vs. 2013
The net interest margin was 3.20% and 3.22% for the third quarter of 2014 and 2013, respectively, and 3.29% for the second quarter of 2014.

The net interest margin declined 9 bps from 3.29% in the second quarter of 2014 to 3.20% in the third quarter of 2014. The decline was primarily driven by an increase of $965.0 million in lower yielding average money market investments. This increase resulted primarily from the Company’s issuance of $525 million of new common equity and from the sale of CDO securities, which was used towards the end of the quarter to reduce debt.

The decreased net interest margin for the third quarter of 2014 compared to the same prior year period resulted primarily from:

•	decreased income from FDIC-supported/PCI loans with lower average balances;

•	decreased interest on HTM securities with lower average balances; and

•	lower yields on loans held for investment;
The impact of these items was partially offset by the following favorable developments:

•	decreased average balance and lower rates for long-term debt; and

•	decreased average balance and lower costs of deposit funding.

ZIONS BANCORPORATION AND SUBSIDIARIES

The average balance of the FDIC-supported/PCI portfolio for the third quarter of 2014 declined by $208.5 million, or 51.4%, from the quarter ending September 30, 2013. The decline in the balance is primarily due to paydowns and payoffs; no new loans were added to this portfolio during the period. The yield on this portfolio was 21.0% in the third quarter of 2014, generating approximately $10.4 million of interest income. The yield on this portfolio was 20.5% in the third quarter of 2013, generating approximately $21.0 million of interest income. The decrease in interest income from this portfolio is attributed primarily to lower unexpected cash flows from paydowns and payoffs during the third quarter of 2014 compared to the third quarter of 2013. The amount of accretable yield for PCI loans at September 30, 2014, which is the major portion of the FDIC-supported/PCI loans, is approximately $53.5 million. This amount is currently estimated to approximate the interest income that would be recognized over the remaining life of the loans based on our experience with these loans as adjusted by our changes in estimates of cash flows. See further discussion in Note 6 of the Notes to Consolidated Financial Statements.
Even though the Company’s average loan portfolio, excluding FDIC-supported/PCI loans, was $1.5 billion higher during the third quarter of 2014, compared to the third quarter of 2013, the average interest rate earned on those assets was 4.1%, which is 19 bps lower than the comparable prior period rate. This decline in interest income was primarily caused by (1) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (2) loans originated at lower rates than the weighted average rate of the existing portfolio. The primary reason for the narrowing of credit and interest rate spreads is believed to be competitive pricing pressures, which are the result of a more stable economic environment than a few years ago; a portion of the narrowing of the spreads may be attributed to the improved fundamental condition of the Company’s borrowers, such as stronger earnings and improved leverage ratios, as asset values have appreciated in the recent several quarters.
The average HTM securities portfolio was $612.2 million during the third quarter of 2014, compared to $778.3 million during the same prior year period. During the fourth quarter of 2013, the Company reclassified a substantial portion of its CDO securities from HTM to AFS as a result of the impact of the Volcker Rule. The average yield earned during the third quarter of 2014 on HTM securities was 39 bps higher than the yield in the same prior year period, primarily due to the reclassification of CDO securities into the AFS portfolio during the fourth quarter of 2013 that have a lower-yield than the remaining securities in the HTM portfolio.
The average balance of AFS securities for the third quarter of 2014 was 10.2% higher and the average yield was 12 bps lower than in the corresponding prior year period. The increase in AFS securities was due to an increase in the fair value of existing securities due to higher market prices. The yield was impacted by the sale of $993 million par amount and $239 million par amount of the Company’s CDO securities in the first and third quarters of 2014, respectively.
Average noninterest-bearing demand deposits provided the Company with low cost funding and comprised 43.1% of average total deposits for the third quarter of 2014, compared to 39.9% for the same prior year period. Average interest-bearing deposits were down 3.8% in the third quarter compared to the same prior year period; however, the rate paid declined by 2 bps to 19 bps, thus continuing the difficulty to reduce deposit costs further as these costs approach zero.
From September 30, 2013, the Company has reduced long-term debt by $1.2 billion par amount as a result of tender offers, early calls, and redemptions at maturity, including $835 million during the third quarter of 2014. These actions led to a decrease of $320.5 million, or 14.6%, of the Company’s average long-term debt outstanding in the third quarter of 2014 compared to the same prior year period. The average interest rate paid on long-term debt for the third quarter of 2014 decreased by 125 bps compared to the third quarter of 2013. Refer to the “Liquidity Risk Management” section beginning on page 92 for more information.
During the third quarter of 2014, most of the Company’s cash in excess of that needed to fund earning assets was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments were 16.3% of total interest-earning assets, compared to 18.3% in the same prior year period.

ZIONS BANCORPORATION AND SUBSIDIARIES

See “Interest Rate and Market Risk Management” on page 89 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.
The spread on average interest-bearing funds was 2.92% and 2.89% for the third quarters of 2014 and 2013, respectively. The spread on average interest-bearing funds for the third quarter of 2014 was affected by the same factors that impacted the net interest margin.
We expect the mix of interest-earning assets to change over the next several quarters due to further decreases in the FDIC-supported/PCI loan portfolio, and to slight-to-moderate loan growth in the commercial and industrial and residential mortgage portfolios, accompanied by somewhat less growth in commercial real estate loans. Average yields on the loan portfolio are likely to continue to experience downward pressure due to competitive pricing, lower benchmark indices (such as LIBOR), and growth in lower-yielding residential mortgages. We believe that some of the downward pressure on the net interest margin will be mitigated by lower interest expense on reduced levels of long-term debt that resulted from the Company’s tender offers, early calls, and maturities during 2014. Additional reductions to long-term debt will occur due to maturities in 2015. We also believe we can offset some of the pressure on the net interest margin through loan growth.
The Company expects to remain “asset-sensitive” with regard to interest rate risk. However, in response to new liquidity and liquidity stress-testing regulations, which permanently elevate, relative to historic levels, the proportion of high quality liquid assets that the Company expects to hold on its balance sheet, we have decided to deploy over the next several quarters up to $1.2 billion of our cash into short-to-medium duration pass-through agency mortgage-backed securities. This action may reduce somewhat our asset sensitivity compared to previous periods. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience. Further discussion is included in “Interest Rate Risk” beginning on page 89.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$8,489,153	$5,483	0.26%	$9,454,131	$6,175	0.26%
Securities:
Held-to-maturity	612,244	7,912	5.13%	778,268	9,283	4.73%
Available-for-sale	3,383,618	17,937	2.10%	3,071,039	17,182	2.22%
Trading account	50,970	403	3.14%	25,959	210	3.21%
Total securities	4,046,832	26,252	2.57%	3,875,266	26,675	2.73%
Loans held for sale	124,347	1,179	3.76%	131,652	1,228	3.70%
Loans [2]:
Loans and leases	39,370,925	420,953	4.24%	37,818,273	422,085	4.43%
FDIC-supported/PCI loans	196,864	10,440	21.04%	405,316	20,959	20.52%
Total loans	39,567,789	431,393	4.33%	38,223,589	443,044	4.60%
Total interest-earning assets	52,228,121	464,307	3.53%	51,684,638	477,122	3.66%
Cash and due from banks	861,798			976,159
Allowance for loan losses	(674,590)			(810,290)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	29,535			41,751
Other assets	2,668,896			2,608,252
Total assets	$56,127,889			$55,514,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$23,637,158	9,404	0.16%	$22,982,998	9,811	0.17%
Time	2,466,552	2,809	0.45%	2,749,985	3,856	0.56%
Foreign	254,549	100	0.16%	1,675,256	839	0.20%
Total interest-bearing deposits	26,358,259	12,313	0.19%	27,408,239	14,506	0.21%
Borrowed funds:
Federal funds and other short-term borrowings	176,383	52	0.12%	260,744	71	0.11%
Long-term debt	1,878,247	31,092	6.57%	2,198,752	43,309	7.81%
Total borrowed funds	2,054,630	31,144	6.01%	2,459,496	43,380	7.00%
Total interest-bearing liabilities	28,412,889	43,457	0.61%	29,867,735	57,886	0.77%
Noninterest-bearing deposits	19,932,040			18,179,584
Other liabilities	557,604			591,735
Total liabilities	48,902,533			48,639,054
Shareholders’ equity:
Preferred equity	1,004,012			1,685,512
Common equity	6,221,344			5,190,073
Controlling interest shareholders’ equity	7,225,356			6,875,585
Noncontrolling interests	—			—
Total shareholders’ equity	7,225,356			6,875,585
Total liabilities and shareholders’ equity	$56,127,889			$55,514,639
Spread on average interest-bearing funds			2.92%			2.89%
Taxable-equivalent net interest income and net yield on interest-earning assets		$420,850	3.20%		$419,236	3.22%
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$8,043,566	$15,501	0.26%	$8,744,361	$17,378	0.27%
Securities:
Held-to-maturity	600,127	24,143	5.38%	758,694	28,191	4.97%
Available-for-sale	3,403,117	56,913	2.24%	3,065,977	54,487	2.38%
Trading account	58,786	1,451	3.30%	28,304	687	3.25%
Total securities	4,062,030	82,507	2.72%	3,852,975	83,365	2.89%
Loans held for sale	131,575	3,600	3.66%	158,920	4,216	3.55%
Loans [2]:
Loans and leases	39,151,228	1,251,991	4.28%	37,481,302	1,275,652	4.55%
FDIC-supported/PCI loans	262,657	49,226	25.06%	451,931	82,551	24.42%
Total loans	39,413,885	1,301,217	4.41%	37,933,233	1,358,203	4.79%
Total interest-earning assets	51,651,056	1,402,825	3.63%	50,689,489	1,463,162	3.86%
Cash and due from banks	941,052			1,012,912
Allowance for loan losses	(717,999)			(843,830)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	32,260			45,334
Other assets	2,614,626			2,767,719
Total assets	$55,535,124			$54,685,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$23,344,375	27,325	0.16%	$22,864,006	30,367	0.18%
Time	2,511,098	8,810	0.47%	2,841,862	12,510	0.59%
Foreign	749,413	1,053	0.19%	1,615,971	2,414	0.20%
Total interest-bearing deposits	26,604,886	37,188	0.19%	27,321,839	45,291	0.22%
Borrowed funds:
Federal funds and other short-term borrowings	228,546	182	0.11%	280,797	241	0.11%
Long-term debt	2,050,189	104,098	6.79%	2,247,608	141,563	8.42%
Total borrowed funds	2,278,735	104,280	6.12%	2,528,405	141,804	7.50%
Total interest-bearing liabilities	28,883,621	141,468	0.65%	29,850,244	187,095	0.84%
Noninterest-bearing deposits	19,239,235			17,676,886
Other liabilities	552,184			586,327
Total liabilities	48,675,040			48,113,457
Shareholders’ equity:
Preferred equity	1,003,990			1,479,684
Common equity	5,856,094			5,094,889
Controlling interest shareholders’ equity	6,860,084			6,574,573
Noncontrolling interests	—			(2,277)
Total shareholders’ equity	6,860,084			6,572,296
Total liabilities and shareholders’ equity	$55,535,124			$54,685,753
Spread on average interest-bearing funds			2.98%			3.02%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,261,357	3.27%		$1,276,067	3.37%
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

The provision for loan losses for the third quarter of 2014 was $(54.6) million compared to $(5.6) million for the same prior year period. For the first nine months of 2014 and 2013, the provision for loan losses was $(109.7) million and $(56.6) million, respectively. The negative provision is due to continued significant improvement in portfolio-specific credit quality metrics, sustained improvement in broader economic and credit quality indicators, and changes in the portfolio mix resulting from the construction and land development loan participations and the jumbo ARM loan purchase subsequently discussed. The second and third quarters of 2014 saw the resumption of improvements in credit quality metrics that slightly deteriorated during the first quarter of 2014, slowing the release of the reserve that quarter.

During the past few years, the Company has experienced a significant improvement in credit quality metrics, including lower realized loss rates in most loan segments, and loss rates continued to remain low in the third quarter of 2014. Although net loan and lease charge-offs slightly increased to $11.0 million in the third quarter of 2014, compared to $8.7 million in the same prior year period, recoveries improved to $15.5 million in the third quarter of 2014 from $14.1 million in the same prior year period. During the third quarter of 2014, the annualized ratio of net loan and lease charge-offs to average loans was 0.11%, slightly up from 0.09% in the third quarter of 2013. This low level of net charge-offs contributed to the release of the reserve during the third quarter of 2014. See “Nonperforming Assets” and “Allowance and Reserve for Credit Losses” beginning on page 85 for further details.

Most other credit quality indicators continued to show improvement during the third quarter of 2014, as levels of criticized and classified loans decreased. At September 30, 2014, classified loans were $1.2 billion, compared to $1.3 billion at June 30, 2014 and $1.5 billion at September 30, 2013. Additionally, at September 30, 2014, nonperforming lending-related assets were $335 million, compared to $379 million at June 30, 2014 and $538 million at September 30, 2013.

The Company continues to exercise caution with regard to the appropriate level of the ALLL, given the slow economic recovery, but the sustained period of economic stability is reflected in the decrease in the ALLL. Barring any significant economic downturn, we expect the Company’s credit costs to remain low for the foreseeable future.

During the third quarter of 2014, the Company recorded a $(16.1) million provision for unfunded lending commitments compared to $(19.9) million for the same prior year period. For the first nine months of 2014 and 2013, the provision for unfunded lending commitments was $(10.3) million and $(22.7) million, respectively. During the third quarter of 2013, the Company changed certain assumptions in its RULC estimation process that resulted in a decrease of $18.4 million to the provision for unfunded lending commitments. For more information on the assumption changes, refer to the discussion in the September 30, 2013 Form 10-Q. Without this change in assumptions, the change in the negative provision for unfunded lending commitments in the third quarter of 2014 compared to the same prior year period was due to the same reasons as the provision for loan losses previously discussed. Those reasons also explain the reduction in this provision from the second quarter of 2014. From period to period, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as changes in credit quality.

A significant portion of net earnings in recent periods is attributable to the reduction in the allowance for credit losses. This is primarily attributable to continued reduction in both the quantity of problem loans and their loss severity. We currently expect further reductions in the allowance for credit losses; however, as a result of the

ZIONS BANCORPORATION AND SUBSIDIARIES

slowing rate of improvement in credit quality metrics and our expectations of loan growth, we expect that reserve releases will become a less important source of net earnings in future quarters. Furthermore, the allowance will increase when loan growth strengthens or there is a deterioration in economic conditions.

Noninterest Income
Noninterest income represents revenues the Company earns for products and services that have no associated interest rate or yield. For the third quarter of 2014, noninterest income was $116.1 million compared to $122.2 million for the same prior year period. The $6.1 million decrease was primarily attributable to a decrease in fixed income securities gains, partially offset by an increase in other service charges, commissions and fees and fair value and nonhedge derivative income, and a decrease in net impairment losses on investment securities. The following are major components of noninterest income line items impacting the third quarter change.

Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees, increased by $5.0 million in the third quarter of 2014 compared to the same prior year period. The increase was primarily due to increased interchange fees from commercial credit cards.

Fair value and nonhedge derivative income represents the fair value gains and losses from nonhedge credit derivatives as well as the fees on a total return swap. Fair value and nonhedge derivative income increased $4.4 million in the third quarter of 2014 compared to the same prior year period. The increase was primarily due to fees paid on the total return swap in the third quarter of 2013. The total return swap was terminated in the second quarter of 2014 and therefore, there were no fees in the third quarter of 2014.

Fixed income securities gains were a net loss of $13.9 million in the third quarter of 2014, compared to gains of $1.6 million in the third quarter of 2013. The net loss in the third quarter of 2014 is comprised of $19 million of losses from the sales of $239 million par amount of the Company’s CDO securities, and $5 million of gains from $37 million of paydowns on CDO securities. See “Investment Securities Portfolio” on page 71 for additional information.

The Company did not recognize any net impairment losses on investment securities in the third quarter of 2014 compared to $9.1 million in the third quarter of 2013. See “Investment Securities Portfolio” on page 71 for additional information.

For the first nine months of 2014, noninterest income increased $10.7 million, or 2.9%, compared to the first nine months of 2013. The increase was primarily caused by a decrease in net impairment losses on investment securities, an increase in fixed income securities gains recorded in the first quarter of 2014 associated with the sales of CDO securities, and an increase in other service charges, commissions and fees. These increases were partially offset by decreases in capital markets and foreign exchange, dividends and other investment income, loan sales and servicing income, and equity securities gains, net. All other significant components impacting the first nine months of the year not previously mentioned are as follows:

Capital markets and foreign exchange income includes trading income, public finance fees, foreign exchange income, and other capital market related fees. In the first nine months of 2014, capital markets and foreign exchange income decreased by $5.3 million, or 24.8%, from the same period in 2013, primarily due to a decline in foreign exchange income, trading income, and public finance related fees.

Dividends and other investment income consists of revenue from the Company’s bank-owned life insurance (“BOLI”) program and revenues from other investments. Revenues from other investments include dividends on FHLB and Federal Reserve Bank stock, and earnings from other equity investments, including Federal Agricultural Mortgage Corporation (“FAMC”) and certain alternative venture investments. For the first nine

ZIONS BANCORPORATION AND SUBSIDIARIES

months of 2014, dividends and other investment income was $27.2 million, compared to $36.2 million in the third quarter of 2013. The decrease is mostly caused by lower income from alternative venture investments, primarily at Amegy Corporation and Zions First National Bank, and lower BOLI income.

Loan sales and servicing income declined $10.5 million, or 35%, during the first nine months of 2014, compared to the prior year period primarily due to losses on loan sales.

Equity securities gains, net, decreased to $3.9 million for the first nine months of 2014 compared to $8.2 million for the same comparable period in 2013, due to decreased market values for these investments.

Noninterest Expense
Noninterest expense increased by $67.9 million, or 18.3%, to $438.5 million in the third quarter of 2014, compared to the same prior year period. The increase was primarily caused by an increase in debt extinguishment cost and in salaries and employee benefits. The following are major components of noninterest expense line items impacting the third quarter change.

Salaries and employee benefits increased by 7.1% during the third quarter of 2014, compared to the same prior year period. Most of the increase can be attributed to higher base salaries and employee insurance driven by an increase of 158 in full-time equivalent employees from the third quarter of 2013. Additionally the Company incurred severance costs of approximately $5 million in the third quarter of 2014, compared to $1 million in the same prior year period. Approximately $3 million of the severance costs are attributable to identified staff reductions planned for the second half of 2015 to streamline loan operations as part of the Company’s new lending, deposit and reporting systems.

Debt extinguishment cost was $44.4 million in the third quarter of 2014, compared to no cost during the same prior year period. The change was due to the redemption of $500 million par amount of senior notes through tender offers.

For the first nine months of 2014, noninterest expense increased $22.9 million, or 1.9%, compared to the first nine months of 2013. The increase was primarily due to increases in salaries and employee benefits, furniture and equipment, the provision for unfunded lending commitments, and debt extinguishment cost. These increases were partially offset by decreases in credit-related expense, professional and legal services, FDIC premiums, and other noninterest expense. All other significant components impacting the first nine months of the year not previously mentioned are as follows:

Furniture, equipment and software for the first nine months of 2014 was $84.5 million, compared to $79.2 million for the same prior year period. The increase is primarily driven by expenses for systems maintenance.

Credit-related expense includes costs incurred during the foreclosure process prior to the Company obtaining title to collateral and recording an asset in OREO, as well as other out-of-pocket costs related to the management of problem loans and other assets. During the first nine months of 2014 and 2013, credit-related expense was $20.5 million and $27.1 million, respectively. The decrease is primarily attributable to lower legal, property tax, and appraisal expenses due to lower levels of problem credits compared to the prior year period.

During the first nine months of 2014, the Company recorded a $(10.3) million provision for unfunded lending commitments compared to $(22.7) million for the same prior year period. See “Provisions for Credit Losses” on page 67 for additional information.

Professional and legal services were $39.8 million in the first nine months of 2014, compared to $44.1 million for the same prior year period. The decline in fees is primarily attributable to a decrease in legal and professional

ZIONS BANCORPORATION AND SUBSIDIARIES

costs partially offset by an increase in consulting costs related to the previously announced new lending, deposit and reporting systems.

FDIC premiums decreased by $5.1 million to $24.1 million for the first nine months of 2014 from $29.2 million for the same prior year period. The Company does not expect the FDIC premiums to significantly fluctuate in future periods.

Other noninterest expense for the first nine months of 2014 was $206.4 million, compared to $220.9 million for the same prior year period. The decrease is mostly the result of decreased write-downs of the FDIC indemnification asset. The balance of FDIC-supported/PCI loans has declined significantly since the third quarter of 2013, primarily due to paydowns and payoffs. As of September 30, 2014, the balance of the FDIC indemnification asset was $0.8 million. The Company generally expects expenses related to loans covered by FDIC loss sharing agreements to remain low, but if the revenue from such loans is higher than anticipated, the Company may incur additional expense as a result of these FDIC agreements.

As of September 30, 2014, the Company had 10,495 full-time equivalent employees, compared to 10,337 at September 30, 2013. The increase in full-time equivalent employees is primarily due to the Company’s risk and compliance activities and the new lending, deposit and reporting systems, offset by declines at several affiliate banks.

Income Taxes
The Company’s income tax expense for the third quarter of 2014 was $53.1 million, compared to $61.1 million for the same prior year period. The effective income tax rates, including the effects of noncontrolling interests, were 35.6% for the third quarter of 2014 and 35.4% for the same prior year period. The tax expense rate for the third quarters of 2014 and 2013 both benefited primarily from the nontaxability of certain income items. The tax rate of 36.1% for the first nine months of 2014 was slightly higher compared to 35.1% for the same prior year period due to a slight decrease in the amount of nontaxable items relative to pretax income, and the accrual of $2.5 million of interest expense during the first nine months of 2014.

The Company had a net deferred tax asset (“DTA”) balance of $219 million at September 30, 2014, compared to $304 million at December 31, 2013. The decrease in the DTA resulted primarily from the sale of CDO securities and OREO properties, loan charge-offs in excess of loan loss provisions, and the payout of accrued compensation. The decrease in the deferred tax liability related to premises and equipment and the deferred gain on the Company’s 2009 debt exchange offset some of the overall decrease in DTA.

Preferred Stock Dividends and Redemption
The Company’s preferred stock dividends decreased in the third quarter of 2014 by $10.7 million from the same prior year period. The decrease in the dividends is due to the decrease in the average amount of preferred stock outstanding by $681.5 million, or 40.4%, from September 30, 2013 to September 30, 2014.

The amount of benefit from preferred stock redemptions decreased by $125.7 million in the third quarter of 2014 compared with the same prior year period. During the third quarter of 2013, the Company redeemed all of its outstanding $800 million par amount (799,467 shares) of 9.5% Series C preferred stock at 100% of the $25 per depositary share redemption amount. The redemption reduced preferred stock by the $926 million carrying value (at the time of redemption) of the Series C preferred stock. The difference from the par amount, or $125.7 million, related to the intrinsic value of the beneficial conversion feature associated with the convertible subordinated debt. The redemption of the Series C preferred stock had a positive $0.68 per share impact on the Company’s earnings per share in the third quarter of 2013. The Company did not have any preferred stock redemptions in the third quarter of 2014.

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

Average interest-earning assets were $51.7 billion for the first nine months of 2014, compared to $50.7 billion for the same prior year period. Average interest-earning assets as a percentage of total average assets for the first nine months of 2014 was 93.0%, compared to 92.7% for the same prior year period.

Average total loans, including FDIC-supported/PCI loans, were $39.4 billion and $37.9 billion for the first nine months of 2014 and 2013, respectively. Average loans as a percentage of total average assets for the first nine months of 2014 was 70.9% compared to 69.4% in the corresponding prior year period.

Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 8.0% to $8.0 billion for the first nine months of 2014. Average securities increased by 5.4% for the first nine months of 2014. Average total deposits increased by 1.9% while average total loans increased by 3.9% for the first nine months of 2014 compared to the same prior year period.
Investment Securities Portfolio
We invest in securities to generate revenues for the Company; portions of the portfolio are also available as a source of liquidity. The following schedules present a profile of the Company’s investment securities portfolio. The amortized cost amounts represent the Company’s original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 10 of the Notes to Consolidated Financial Statements.
We have included selected credit rating information for certain of the investment securities schedules because this information is one indication of the degree of credit risk to which we are exposed, and significant declines in ratings for our investment portfolio could indicate an increased level of risk for the Company.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	September 30, 2014			December 31, 2013
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$571	$571	$584	$551	$551	$558
Asset-backed securities:
Trust preferred securities – banks and insurance	79	39	59	80	38	51
	650	610	643	631	589	609
Available-for-sale
U.S. Treasury securities	1	1	1	1	2	2
U.S. Government agencies and corporations:
Agency securities	618	612	612	518	519	519
Agency guaranteed mortgage-backed securities	465	476	476	309	317	317
Small Business Administration loan-backed securities	1,507	1,519	1,519	1,203	1,221	1,221
Municipal securities	188	188	188	65	66	66
Asset-backed securities:
Trust preferred securities – banks and insurance	709	588	588	1,508	1,239	1,239
Trust preferred securities – real estate investment trusts	—	—	—	23	23	23
Auction rate securities	6	6	6	7	7	7
Other	1	1	1	28	28	28
	3,495	3,391	3,391	3,662	3,422	3,422
Mutual funds and other	174	172	172	287	280	280
	3,669	3,563	3,563	3,949	3,702	3,702
Total	$4,319	$4,173	$4,206	$4,580	$4,291	$4,311
The amortized cost of investment securities at September 30, 2014 decreased by 5.7% from the balances at December 31, 2013, primarily due to the decreased investments in CDO securities and mutual funds, partially offset by agency securities, agency guaranteed mortgage-backed securities, Small Business Administration loan-backed securities, and municipal securities. The Company did not sell any CDO securities during the second quarter of 2014. In the third quarter of 2014, the Company sold $239 million par amount of CDOs. The Company may execute additional CDO sales in future quarters which may result in net losses. The CDO securities sold during 2014 consisted of the following:
SECURITIES SOLD IN 2014

	As of date sold			Nine Months Ended September 30, 2014
(In millions)	Par value	Amortized cost	Carrying value	Sales proceeds	Gain (loss) realized
Performing CDOs
Predominantly bank CDOs	$110	$89	$76	$78	$(11)
Insurance CDOs	368	352	346	312	(40)
Other CDOs	43	26	26	29	3
Total performing CDOs	521	467	448	419	(48)

Nonperforming CDOs [1]
CDOs credit-impaired prior to last 12 months	303	140	129	153	13
CDOs credit-impaired during last 12 months	347	149	143	192	43
Total nonperforming CDOs	650	289	272	345	56
Total	$1,171	$756	$720	$764	$8
1Defined as either deferring current interest (“PIKing”) or OTTI.

ZIONS BANCORPORATION AND SUBSIDIARIES

As of September 30, 2014, the Company held only two CDO securities, both primarily insurance CDOs, with a combined amortized cost of $39 million, that are subject to the divestiture requirements of the Volcker Rule. Subsequent to September 30, 2014, the Company has received information indicating that one of these securities, with amortized cost of $10 million, is likely to be paid off at par during the fourth quarter.

As of September 30, 2014, 4.6% of the $3.6 billion fair value of available-for-sale (“AFS”) securities portfolio was valued at Level 1, 80.2% was valued at Level 2, and 15.2% was valued at Level 3 under the GAAP fair value accounting hierarchy. At December 31, 2013, 7.0% of the $3.7 billion fair value of AFS securities portfolio was valued at Level 1, 57.7% was valued at Level 2, and 35.3% was valued at Level 3. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of AFS investment securities valued at Level 3 was $661 million at September 30, 2014 and the fair value of these securities was $541 million. The securities valued at Level 3 were comprised of primarily bank and insurance trust preferred CDOs and municipal securities. For these Level 3 securities, net pretax unrealized losses recognized in OCI at September 30, 2014 were $119 million. As of September 30, 2014, we believe we would receive on settlement or if held-to-maturity at least the amortized cost amounts of the Level 3 AFS securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

Estimated fair value determined under ASC 820 precludes the use of “blockage factors” or liquidity adjustments due to the quantity of securities held by the Company. The Company’s ability to sell in a short period of time a substantial portion of its CDO securities at the indicated estimated fair values, particularly those valued under Level 3, is highly dependent upon market conditions at the time of sale. The market for such securities, which showed substantial improvement in late 2013 and through the first nine months of 2014, remains difficult to predict. Please refer to Notes 5 and 10 of the Notes to Consolidated Financial Statements for more information.

The following schedule presents the Company’s CDOs according to performing tranches without credit impairment, and nonperforming tranches. These CDOs constitute holdings of our asset-backed securities and consist of both HTM and AFS securities.

CDO INVESTMENTS – SELECTED INFORMATION STRATIFIED INTO PERFORMING TRANCHES WITHOUT CREDIT IMPAIRMENT AND NONPERFORMING TRANCHES

	September 30, 2014
(Dollar amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Net unrealized (losses) gains recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	19	$497	$462	$379	$(83)	4.6%	76%
Insurance-only CDOs	2	41	39	40	1	1.4	98
Total performing CDOs	21	538	501	419	(82)	4.3	78

Nonperforming CDOs [3]
CDOs credit-impaired prior to last 12 months	16	363	237	168	(69)	3.8	46
CDOs credit-impaired during last 12 months	3	31	25	18	(7)	4.9	58
Total nonperforming CDOs	19	394	262	186	(76)	3.9	47
Total CDOs	40	$932	$763	$605	$(158)	4.1	65

ZIONS BANCORPORATION AND SUBSIDIARIES

[1]	Accumulated other comprehensive income, amounts presented are pretax.

[2]	Margin over related LIBOR index.

[3]	Defined as either deferring current interest (“PIKing”) or OTTI. At September 30, 2014, the large majority of nonperforming CDOs were paying current interest but had previous OTTI.

CDO INVESTMENTS – CHANGES IN SELECTED INFORMATION

	Changes from June 30, 2014 to September 30, 2014
(Dollar amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Decrease (increase) in net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	(4)	$(142)	$(118)	$(99)	$19	(0.6)%	1%
Insurance-only CDOs	—	(1)	(1)	(1)	—	0.1	—
Total performing CDOs	(4)	(143)	(119)	(100)	19	(0.6)	2

Nonperforming CDOs [3]
CDOs credit-impaired prior to last 12 months	(5)	(97)	(59)	(41)	18	(0.7)	1
CDOs credit-impaired during last 12 months	(2)	(36)	(29)	(20)	9	(0.6)	1
Total nonperforming CDOs	(7)	(133)	(88)	(61)	27	(0.7)	—
Total CDOs	(11)	$(276)	$(207)	$(161)	$46	(0.7)	2

	December 31, 2013
(Dollar amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value	Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]	% of carrying value to par
Performing CDOs
Predominantly bank CDOs	23	$687	$617	$499	$(118)	5.6%	73%
Insurance-only CDOs	22	433	413	346	(67)	4.9	80
Other CDOs	3	43	26	26	—	10.6	60
Total performing CDOs	48	1,163	1,056	871	(185)	5.5	75

Nonperforming CDOs [3]
CDOs credit-impaired prior to last 12 months	32	614	369	285	(84)	7.0	46
CDOs credit-impaired during last 12 months	23	448	187	147	(40)	6.5	33
Total nonperforming CDOs	55	1,062	556	432	(124)	6.8	41

Total CDOs	103	$2,225	$1,612	$1,303	$(309)	6.1	59
1 Accumulated other comprehensive income, amounts presented are pretax.
2 Margin over related LIBOR index.
3 Defined as either deferring current interest (“PIKing”) or OTTI; the majority are predominantly bank CDOs.

As shown in the following schedule, 31 of the Company’s CDO securities, representing 87.3% of the CDO bank and insurance portfolio’s fair value at September 30, 2014, were upgraded by one or more NRSROs during 2014. The Company attributes these upgrades to improvements in over-collateralization ratios and de-leveraging combined with certain less severe rating agency assumptions and methodologies.

ZIONS BANCORPORATION AND SUBSIDIARIES

BANK AND INSURANCE TRUST PREFERRED CDOs

	September 30, 2014
(Dollar amounts in millions)	No. of securities	Par amount	Amortized cost	Fair value
Year-to-date rating changes [1]
Upgrade	31	$746	$668	$545
No change	9	186	95	79
Downgrade	—	—	—	—
Total	40	$932	$763	$624

[1]	By any NRSRO
Significant Assumption Changes
The most significant assumption changes in 2014 were the reduction in the discount rates used for fair value purposes by approximately 30 bps in the first quarter of 2014, 14 bps in the second quarter of 2014, and a further reduction of approximately 56 bps in the third quarter of 2014. The Company observed increased prices in market trades in the first quarter which continued through subsequent quarters. The Company incorporated these observations into the process used to estimate fair value. Trade information included sales of CDO securities by third parties throughout the third quarter. Accordingly, the fair value of the Company’s CDO portfolio increased in the third quarter consistent with observable CDO trades.

Additionally, after observing slower rates of prepayment by small banks, we reduced our assumed prepayment rate for small banks from a 5.5% annual prepayment rate through 2015 to a 4% annual prepayment rate through 2015. We maintained the assumption that after 2015, small bank collateral would prepay at an annual rate of 3%. We also maintained the assumption of prepayment by the end of 2015 by larger investment grade-rated issuing banks facing the phased-in disallowance of certain trust preferred securities as Tier 1 capital. For the third quarter of 2014, the resulting average annual prepayment rate for CDO pools is 12% through 2015 and 3% thereafter. Decreased prepayment rates are generally adverse to the fair value of the most senior tranches and favorable to the fair value of the more junior tranches.

ZIONS BANCORPORATION AND SUBSIDIARIES

Valuation Sensitivity of Level 3 Bank and Insurance CDOs
The following schedule sets forth the sensitivity of the current internally modeled CDOs’ fair values to changes in the most significant assumptions utilized in the model.
SENSITIVITY OF INTERNAL MODEL

(Amounts in millions)		Held-to-maturity			Available-for-sale

Fair value at September 30, 2014		$59			$525
		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				16.0%			25.7%
Projected loss percentage from currently performing collateral
1-year		0.3%		16.3%	0.3%		26.0%
years 2-5		1.7%		18.0%	1.6%		27.6%
years 6-30		12.0%		29.9%	10.5%		38.1%
Discount rate [3]
Weighted average spread over LIBOR		483	bps		464	bps

Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.8)			$(2.4)
	50%	(1.9)			(4.6)
	100%	(4.1)			(9.1)
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(1.5)			$(7.6)
	50%	(2.6)			(10.0)
	100%	(4.9)			(14.7)
Increase (decrease) in fair value due to increase in discount rate	+100 bps	$(6.1)			$(35.8)
	+200 bps	(11.3)			(67.2)
Increase (decrease) in fair value due to increase in forward LIBOR curve	+100 bps	$—			$—
Increase (decrease) in fair value due to:
increase in prepayment assumption[5]	+1%	$0.5			$13.4
increase in prepayment assumption[6]	+2%	1.1			26.4

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

[4]
Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30-year losses of 44.3% = 38.1%+50% (0.3%+1.6%+10.5%) and 50.5% = 38.1%+100% (0.3%+1.6%+10.5%), respectively.

[5]	Prepayment rate for small banks increased to 5.0% per year for the first 1.25 years and to 4% per year thereafter through maturity.

[6]	Prepayment rate for small banks increased to 6.0% per year for the first 1.25 years and to 5% per year thereafter through maturity.

During the third quarter, the market level discount rates applicable to bank and insurance CDOs declined and fair values rose. The discount rate, or credit spread, in the above sensitivity analysis of valuation assumptions is approximately 56 bps lower than that used at June 30, 2014 for the same securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Bank Collateral Deferral Experience
The Company’s loss and recovery experience on defaults as of September 30, 2014 (and our Level 3 modeling assumption) is essentially a 100% loss on defaulted bank collateral in CDOs, although we have, to date, received several, generally small, recoveries on a few defaults. Securities sales during 2013 and 2014 year-to-date resulted in the Company reducing its exposure to some unresolved deferring banks. At September 30, 2014, the Company had exposure to 55 deferring issuers of which 47 were in their initial deferral period. We continue to expect that future losses on these deferrals may result from actions other than bank failures – primarily holding company bankruptcies and debt restructurings.

A significant number of previous deferrals have resumed interest payments; 147 issuing banks have either come current and resumed interest payments on their trust preferred securities or have announced they intend to do so at the next payment date. Banks may come current on their trust preferred securities for one or more quarters and then redefer. Such redeferral has occurred in 8 of the 55 banks that are currently deferring. Further information on the Company’s valuation process is detailed in Note 10 of the Notes to Consolidated Financial Statements.

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
At September 30, 2014

			Total				Credit OTTI loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)	Current year	Life-to- date	Life-to- date
Original ratings of securities, no credit OTTI recognized:
Original AAA	13	48.0%	$375	$351	$282	$(69)	$—	$—	$(38)
Original A	1	1.6	12	12	10	(2)	—	—	—
Total Non-OTTI		49.6	387	363	292	(71)	—	—	(38)
Original ratings of securities, credit OTTI recognized:
Original AAA	1	6.4	50	43	32	(11)	—	(5)	(2)
Original A	17	40.8	319	219	174	(45)	—	(98)	—
Original BBB	1	3.2	25	—	—	—	—	(25)	—
Total OTTI		50.4	394	262	206	(56)	—	(128)	(2)
Total below-investment-grade bank and insurance CDOs		100.0%	$781	$625	$498	$(127)	$—	$(128)	$(40)
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

ZIONS BANCORPORATION AND SUBSIDIARIES

We review the relevant facts and circumstances each quarter to assess our intentions regarding any potential sales of securities, as well as the likelihood that we would be required to sell prior to recovery of amortized cost for AFS securities and prior to maturity for HTM securities. At September 30, 2014, for each AFS security whose fair value is below amortized cost, we have determined that we do not intend to sell the security, and that it was not more likely than not we will be required to sell the security before recovery of its amortized cost basis.

During the third quarter of 2014, no credit-related impairment was identified. We evaluate the difference between the fair value and the amortized cost of each security and identify if any of the difference is due to credit. The credit component of the difference is recognized by writing down the amortized cost of each security found to have OTTI.

Exposure to State and Local Governments
The Company provides multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and the Company invests in securities issued by the municipalities.
The following schedule summarizes the Company’s exposure to state and local municipalities.
MUNICIPALITIES

(In millions)	September 30, 2014	December 31, 2013

Loans and leases	$518	$449
Held-to-maturity – municipal securities	571	551
Available-for-sale – municipal securities	188	66
Available-for-sale – auction rate securities	6	7
Trading account – municipal securities	40	27
Unused commitments to extend credit	18	17
Total direct exposure to municipalities	$1,341	$1,117
At September 30, 2014, three municipalities had $8.7 million of loans that were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 92% of the outstanding credits were originated by Zions Bank, CB&T, Amegy, and Vectra. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
All municipal securities are reviewed quarterly for OTTI; see Note 5 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local government entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 95% are rated by major credit rating agencies and were rated investment grade as of September 30, 2014. Municipal securities in the trading account are held for resale to customers. The Company also underwrites municipal bonds and sells most of them to third party investors.
Foreign Exposure
The Company has de minimis credit exposure to foreign sovereign risks and does not believe its total foreign credit exposure is material.

The Company canceled its Total Return Swap (“TRS”) with Deutsche Bank AG (“DB”) effective April 28, 2014 due to the removal, mostly through sale, of over half of the CDOs originally covered by the TRS. See “Noninterest Income” on page 68 and Note 7 of the Notes to Consolidated Financial Statements for additional information. Following the cancellation, the TRS derivative liability was extinguished and the Company’s regulatory risk weighted assets increased by approximately $0.9 billion.

ZIONS BANCORPORATION AND SUBSIDIARIES

Loan Portfolio
As displayed in the following schedule, commercial and industrial loans were the largest category and constituted 32.4% of the Company’s loan portfolio at September 30, 2014. Construction and land development loans were 4.8% and 5.6% of total loans at September 30, 2014 and December 31, 2013, respectively. Construction and land development loans continue to remain significantly lower than pre-recession levels of 20.1% of total loans at the end of 2007.

LOAN PORTFOLIO DIVERSIFICATION

	September 30, 2014		December 31, 2013
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$12,897	32.4%	$12,481	32.0%
Leasing	405	1.0	388	1.0
Owner occupied	7,334	18.4	7,437	19.0
Municipal	518	1.3	449	1.2
Total commercial	21,154	53.1	20,755	53.2
Commercial real estate:
Construction and land development	1,893	4.8	2,183	5.6
Term	8,166	20.5	8,006	20.5
Total commercial real estate	10,059	25.3	10,189	26.1
Consumer:
Home equity credit line	2,255	5.7	2,133	5.5
1-4 family residential	5,153	13.0	4,737	12.1
Construction and other consumer real estate	350	0.9	325	0.8
Bankcard and other revolving plans	389	1.0	356	0.9
Other	190	0.5	198	0.5
Total consumer	8,337	21.1	7,749	19.8
FDIC-supported/PCI loans [1]	190	0.5	350	0.9
Total net loans	$39,740	100.0%	$39,043	100.0%
1 FDIC-supported/PCI loans includes loans acquired from the FDIC subject to loss sharing agreements.
As of September 30, 2014, total net loans and leases were $39.7 billion compared to $39.0 billion at December 31, 2013. Most of the loan portfolio growth during the first nine months of 2014 occurred in commercial and industrial, commercial real estate term, 1-4 family residential, and home equity credit line loans. The impact of these increases was partially offset by declines in commercial owner occupied, commercial real estate construction, and FDIC-supported/PCI loans. The loan portfolio increased primarily at Amegy, NSB, and Vectra while balances declined at ZFNB, CB&T, and NBAZ.
Commercial and industrial, commercial real estate term, 1-4 family residential, and home equity credit line loan balances grew in part due to reduced volume of prepayments, the purchase of high quality jumbo ARMs, and conversions of construction loans to term loans. Commercial owner occupied loans declined mostly due to strategic runoff and attrition of the National Real Estate loan portfolio at Zions Bank. Commercial real estate construction loan balances decreased due to managed reductions through conversions to term, syndications, and participations for portfolio concentration risk management purposes. The balance of FDIC-supported/PCI loans declined mainly due to paydowns and payoffs, and the fact that the Company has not purchased additional loans with FDIC loss sharing coverage since 2009. During 2014, the FDIC-supported loan loss share agreements expired with the exception of coverage for a small amount of residential mortgage loans. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding FDIC-supported/PCI loans and loss share agreements.
Other Noninterest-Bearing Investments
The following schedule sets forth the Company’s other noninterest-bearing investments.

ZIONS BANCORPORATION AND SUBSIDIARIES

OTHER NONINTEREST-BEARING INVESTMENTS

	September 30, 2014	December 31, 2013
(In millions)

Bank-owned life insurance	$475	$466
Federal Home Loan Bank stock	104	105
Federal Reserve stock	121	121
SBIC investments	62	61
Non-SBIC investment funds and other	94	103
	$856	$856
See “Market Risk – Equity Investments” on page 91 for additional information on the impact of the Dodd Frank Act on the non-SBIC investments.
Premises and Equipment
Premises and equipment increased $85 million during the first nine months of 2014 due primarily to the acquisition in the first quarter of land to develop a new corporate facility for the Company’s Amegy Bank subsidiary in Texas, and additionally from the capitalization of eligible costs related to the development of the Company’s new lending, deposit and reporting systems.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first nine months of 2014 increased by 1.9%, compared to the same prior year period, with average interest-bearing deposits decreasing by 2.6% and average noninterest-bearing deposits increasing by 8.8%. The increase in noninterest-bearing deposits was largely driven by increased deposits from business customers. The average interest rate paid for interest-bearing deposits was 3 bps lower during the first nine months of 2014 than in the comparable prior year period.
Core deposits at September 30, 2014, which exclude time deposits larger than $100,000 and brokered deposits, decreased by 0.1%, or $50 million, from December 31, 2013. The decrease was mainly due to a decline in money market investments, foreign and domestic time deposits, offset by increases in interest-bearing and noninterest-bearing demand deposits. The Company experienced a reduction in foreign deposits as a result of closing offshore branches of subsidiary banks. These foreign deposits were transferred to domestic savings and interest bearing deposit accounts. Demand and savings and money market deposits comprised 94.1% of total deposits at September 30, 2014, compared with 90.1% at December 31, 2013.
During the first nine months of 2014 and throughout 2013, the Company maintained a low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At September 30, 2014 and December 31, 2013, total deposits included $72 million and $29 million, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 92 for additional information on funding and borrowed funds.

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
The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company attempts to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. Generally, the Company is well diversified in its loan portfolio; however, due to the nature of the Company’s geographical footprint, there are certain significant concentrations primarily in CRE and energy-related lending. The Company has adopted and adheres to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged lending, municipal lending, and energy-related lending. All of these limits are continually monitored and revised as necessary. These concentration limits, particularly with regard to the various types of CRE and real estate development, are materially lower than they were in 2007 and 2008, just prior to the emergence of the recent economic downturn. Recently, the Company has determined to further reduce construction and land development loan commitments. This has been done largely as a result of the modeled losses by both the Company’s and the Federal Reserve’s stress testing, under the severely adverse economic scenarios, as required under the Dodd-Frank Act. The majority of the Company’s business activity is with customers located within the geographical footprint of its subsidiary banks.
The recent decline in the price of oil is not expected to have an adverse impact on the Company’s energy-related lending portfolio. However, if the price of oil were to continue to decline and stay materially lower for a prolonged period of time, the credit quality of the energy-related lending portfolio may be adversely impacted.
The credit quality of the Company’s loan portfolio remained strong during the first nine months of 2014. Nonperforming lending-related assets at September 30, 2014 decreased by 26.1% and 37.8% from December 31, 2013, and September 30, 2013, respectively, and the classified loan portfolio decreased 7.5% from the previous quarter.
A more comprehensive discussion of our credit risk management is contained in the Company’s 2013 Annual Report on Form 10-K.

FDIC-Supported/PCI Loans
The Company’s loan portfolio includes loans that were acquired from failed banks in 2009: Alliance Bank, Great Basin Bank, and Vineyard Bank. These loans include nonperforming loans and other loans with characteristics indicative of a high credit risk profile. Substantially all of these loans were covered under loss sharing agreements with the FDIC for which the FDIC generally assumed 80% of losses up to a specified threshold and 95% of losses above that threshold. As shown in the following schedule, the loss sharing agreements expired on various dates during 2014. The Company does not expect total losses to exceed the higher threshold because acquired loans have

ZIONS BANCORPORATION AND SUBSIDIARIES

performed better than originally expected. FDIC-supported/PCI loans represented 0.5% and 0.9% of the Company’s total loan portfolio at September 30, 2014 and December 31, 2013, respectively. Refer to Note 6 of the Notes to Consolidated Financial Statements for more information.
NET LOSSES COVERED BY FDIC LOSS SHARING AGREEMENTS

	Inception through September 30, 2014
(In millions)	Total actual net losses	Threshold	Agreement expiration

Alliance Bank	$163	$275	March 31, 2014
Great Basin Bank	11	40	June 30, 2014
Vineyard Bank	182	465	September 30, 2014
	$356	$780
Government Agency Guaranteed Loans
The Company participates in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of September 30, 2014, the principal balance of these loans was $570 million, and the guaranteed portion was approximately $435 million. Most of these loans were guaranteed by the Small Business Administration.
The following schedule presents the composition of government agency guaranteed loans, excluding FDIC-supported/PCI loans.
GOVERNMENT GUARANTEES

(Amounts in millions)	September 30, 2014	Percent guaranteed	December 31, 2013	Percent guaranteed

Commercial	$549	76%	$552	75%
Commercial real estate	17	77	17	76
Consumer	4	100	4	100
Total loans excluding FDIC-supported/PCI loans	$570	76	$573	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	September 30, 2014		December 31, 2013
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$3,080	14.6%	$2,937	14.1%
Manufacturing	2,268	10.7	2,181	10.5
Mining, quarrying and oil and gas extraction	2,170	10.3	2,205	10.6
Retail trade	1,726	8.2	1,737	8.4
Wholesale trade	1,602	7.6	1,464	7.1
Healthcare and social assistance	1,209	5.7	1,211	5.8
Transportation and warehousing	1,167	5.5	1,074	5.2
Finance and insurance	1,151	5.4	1,168	5.6
Construction	943	4.5	925	4.5
Accommodation and food services	864	4.1	799	3.8
Professional, scientific and technical services	848	4.0	928	4.5
Other [1]	4,126	19.4	4,126	19.9
Total	$21,154	100.0%	$20,755	100.0%
1 No other industry group exceeds 4%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	9/30/2014	$1,108	$637	$2,090	$554	$420	$1,267	$1,144	$262	$684	$8,166	81.2%
% of loan type		13.6%	7.8%	25.6%	6.8%	5.1%	15.5%	14.0%	3.2%	8.4%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2014	—%	—%	—%	1.4%	0.4%	0.1%	0.2%	—%	1.3%	0.3%
	12/31/2013	0.3%	—%	0.2%	0.7%	—%	0.2%	0.1%	—%	0.4%	0.2%
≥ 90 days	9/30/2014	0.4%	0.5%	0.2%	—%	—%	0.2%	—%	—%	0.4%	0.2%
	12/31/2013	—%	0.5%	0.4%	—%	—%	0.3%	0.1%	—%	0.5%	0.2%
Accruing loans past due 90 days or more	9/30/2014	$—	$—	$—	$—	$—	$—	$—	$—	$1	$1
	12/31/2013	—	1	5	—	—	—	—	—	—	6
Nonaccrual loans	9/30/2014	4	4	11	1	2	3	1	—	4	30
	12/31/2013	7	4	13	8	1	7	6	1	13	60
Residential construction and land development
Balance outstanding	9/30/2014	$55	$37	$267	$8	$38	$221	$93	$17	$17	$753	7.5%
% of loan type		7.3%	4.9%	35.5%	1.0%	5.0%	29.4%	12.3%	2.3%	2.3%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2014	—%	—%	—%	—%	—%	0.1%	—%	—%	—%	—%
	12/31/2013	1.0%	—%	—%	—%	0.4%	—%	—%	—%	—%	0.1%
≥ 90 days	9/30/2014	—%	—%	0.1%	—%	—%	2.6%	—%	—%	—%	0.8%
	12/31/2013	—%	—%	0.1%	—%	—%	3.0%	0.2%	—%	—%	0.9%
Accruing loans past due 90 days or more	9/30/2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2013	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2014	—	—	—	—	—	7	—	—	—	7
	12/31/2013	1	—	—	—	—	9	—	—	—	10
Commercial construction and land development
Balance outstanding	9/30/2014	$67	$56	$232	$63	$75	$347	$204	$21	$75	$1,140	11.3%
% of loan type		5.8%	4.9%	20.3%	5.5%	6.6%	30.5%	17.9%	1.9%	6.6%	100%
Delinquency rates [2]:
30-89 days	9/30/2014	0.1%	—%	—%	—%	—%	0.3%	0.1%	—%	—%	0.1%
	12/31/2013	0.7%	0.8%	0.5%	4.9%	—%	0.3%	—%	—%	—%	0.6%
≥ 90 days	9/30/2014	—%	—%	1.0%	—%	—%	1.0%	0.1%	—%	—%	0.5%
	12/31/2013	—%	—%	—%	—%	—%	1.5%	—%	—%	—%	0.4%
Accruing loans past due 90 days or more	9/30/2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2013	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2014	—	—	2	—	—	3	11	—	—	16
	12/31/2013	—	1	—	—	—	5	13	—	—	19
Total construction and land development	9/30/2014	$122	$93	$499	$71	$113	$568	$297	$38	$92	$1,893
Total commercial real estate	9/30/2014	$1,230	$730	$2,589	$625	$533	$1,835	$1,441	$300	$776	$10,059	100.0%
1No other geography exceeds $90 million for all three loan types.
2Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 22% of the CRE term loans consist of mini-perm loans at September 30, 2014. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 78% of CRE loans are term loans with initial maturities generally of 5 to 20 years.
Approximately 19% of the commercial construction and land development portfolio at September 30, 2014 consists of acquisition and development loans. Most of these loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Recognizing that debt is paid via cash flow, the projected cash flows of the project are key in the underwriting, because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class. Heavy consideration is given to market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursements are made.
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
A qualitative assessment is performed on a case-by-case basis to evaluate the guarantor’s experience, performance track record, reputation, performance of other related projects with which we are familiar, and our relationship history with the guarantor. We also utilize market information sources and rating and scoring services in our

ZIONS BANCORPORATION AND SUBSIDIARIES

assessment. This qualitative analysis coupled with a documented quantitative ability to support the loan may result in a higher-quality internal loan grade, which may reduce the level of allowance the Company estimates. Previous documentation of the guarantor’s financial ability to support the loan is discounted if, at any point in time, there is any indication of a lack of willingness by the guarantor to support the loan.

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

Consumer Loans
The Company has mainly been an originator of first and second mortgages, generally considered to be of prime quality. Its practice historically has been to sell “conforming” fixed-rate loans to third parties, including Fannie Mae and Freddie Mac, for which it makes representations and warranties that the loans meet certain underwriting and collateral documentation standards. It has also been the Company’s practice historically to hold variable rate loans in its portfolio. The Company estimates that it does not have any material financial risk as a result of either its foreclosure practices or loan “put-backs” by Fannie Mae or Freddie Mac, and has not established any reserves related to these items.

The Company is engaged in home equity credit line (“HECL”) lending. At September 30, 2014, the Company’s HECL portfolio totaled $2.3 billion. Approximately $1.2 billion of the portfolio is secured by first deeds of trust, while the remaining $1.1 billion is secured by junior liens.

As of September 30, 2014, loans representing approximately 4% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.

More than 96% of the Company’s HECL portfolio is still in the draw period, and approximately 36% is scheduled to begin amortizing within the next five years; however, most of the loans are expected to be renewed for a second 10-year period after a satisfactory review of the borrower’s credit history and ability to repay the loan. The Company regularly analyzes the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The Company currently believes its risk is minimal. The annualized credit losses for the HECL portfolio were 6 bps and 26 bps for the first nine months of 2014 and 2013, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.

Nonperforming Assets
Nonperforming lending-related assets as a percentage of loans and leases and OREO decreased to 0.84% at September 30, 2014, compared with 1.15% at December 31, 2013 and 1.40% at September 30, 2013.

Total nonaccrual loans, excluding FDIC-supported/PCI loans, at September 30, 2014 decreased by $97 million and $162 million from December 31, 2013 and September 30, 2013, respectively. The decrease is primarily due to decreases in commercial and industrial loans, commercial owner occupied loans, and commercial real estate term loans. The largest total decreases in nonaccrual loans occurred at Zions Bank, Amegy and NBAZ.

The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” on page 86 for more information. Company policy

ZIONS BANCORPORATION AND SUBSIDIARIES

does not allow for the conversion of nonaccrual construction and land development loans to commercial real estate term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information.

The following schedule sets forth the Company’s nonperforming lending-related assets:

NONPERFORMING LENDING-RELATED ASSETS

(Amounts in millions)	September 30, 2014	December 31, 2013

Nonaccrual loans [1]	$305	$402
Other real estate owned	25	43
Nonperforming lending-related assets, excluding FDIC-supported/PCI assets	330	445
FDIC-supported/PCI nonaccrual loans	2	4
FDIC-supported/PCI other real estate owned	3	3
FDIC-supported/PCI nonperforming lending-related assets	5	7
Total nonperforming lending-related assets	$335	$452

Ratio of nonperforming lending-related assets to net loans and leases[1] and other real estate owned	0.84%	1.15%
Accruing loans past due 90 days or more, excluding FDIC-supported/PCI loans	$8	$10
FDIC-supported/PCI loans past due 90 days or more	23	30
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.08%	0.10%
Nonaccrual loans and accruing loans past due 90 days or more	$338	$447
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	0.85%	1.14%
Accruing loans past due 30 - 89 days, excluding FDIC-supported/PCI loans	$85	$105
FDIC-supported/PCI loans past due 30 - 89 days	4	12
Classified loans, excluding FDIC-supported/PCI loans	1,134	1,240
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

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely principal and interest payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged-off but the obligation is not forgiven to the borrower, and any payments collected on the B notes are accounted for as recoveries. The outstanding carrying value of loans restructured using the A/B note strategy was approximately $113 million and $126 million at September 30, 2014, and December 31, 2013, respectively.

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

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	September 30, 2014	December 31, 2013
(In millions)

Restructured loans – accruing	$265	$345
Restructured loans – nonaccruing	110	136
Total	$375	$481

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

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013

Balance at beginning of period	$423	$548	$481	$623
New identified TDRs and principal increases	17	66	71	160
Payments and payoffs	(53)	(52)	(125)	(186)
Charge-offs	(2)	(4)	(4)	(11)
No longer reported as TDRs	(7)	(2)	(32)	(5)
Sales and other	(3)	(5)	(16)	(30)
Balance at end of period	$375	$551	$375	$551

Other Nonperforming Assets
In addition to lending-related nonperforming assets, the Company had $4 million in carrying value ($6 million at amortized cost) of investments in debt securities (primarily bank and insurance company CDOs) that were on nonaccrual status at September 30, 2014, compared to $224 million in carrying value ($239 million at amortized cost) at December 31, 2013, and $154 million and $338 million at September 30, 2013, respectively.

Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013	Nine Months Ended September 30, 2013

Loans and leases outstanding (net of unearned income)	$39,740	$39,043	$38,273
Average loans and leases outstanding (net of unearned income)	$39,414	$38,107	$37,933
Allowance for loan losses:
Balance at beginning of period	$746	$896	$896
Provision charged against earnings	(110)	(87)	(57)
Adjustment for FDIC-supported/PCI loans	(1)	(11)	(9)
Charge-offs:
Commercial	(46)	(76)	(49)
Commercial real estate	(14)	(26)	(20)
Consumer	(10)	(29)	(25)
Total	(70)	(131)	(94)
Recoveries:
Commercial	28	41	30
Commercial real estate	9	25	21
Consumer	8	13	10
Total	45	79	61
Net loan and lease charge-offs	(25)	(52)	(33)
Balance at end of period	$610	$746	$797

Ratio of annualized net charge-offs to average loans and leases	0.08%	0.14%	0.12%
Ratio of allowance for loan losses to net loans and leases, at period end	1.54%	1.91%	2.08%
Ratio of allowance for loan losses to nonperforming loans, at period end	198.64%	183.54%	169.13%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	180.56%	166.97%	158.43%

The total ALLL declined during the third quarter of 2014 due to continued improvements in portfolio-specific credit quality metrics, sustained improvement in broader economic and credit quality indicators, and changes in the portfolio mix resulting from the construction and land development loan participations and the jumbo ARM loan purchase. Recent and historic periods are weighted the same when determining historical loss factors. The quantitative basis for the ALLL declined in aggregate across the Company during the third quarter of 2014 due to lower quantitative loss factors and improvements in credit quality metrics. The portion of the ALLL related to qualitative and environmental factors decreased slightly in aggregate across the Company to reflect sustained improvements in broader economic indicators and credit quality trends.

The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve decreased by $10.3 million from December 31, 2013, and decreased $4.8 million from September 30, 2013.

See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses and to credit trends experienced in each portfolio segment.

ZIONS BANCORPORATION AND SUBSIDIARIES

Interest Rate and Market Risk Management
Interest rate and market risk are managed centrally. Interest rate risk is the potential for reduced net interest income and other rate sensitive income resulting from adverse changes in the level of interest rates. Market risk is the potential for loss arising from adverse changes in the fair value of fixed income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, the Company is exposed to both interest rate and market risk.

The Company’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company, including interest rate and market risk management. In addition, the Board establishes and periodically revises policy limits and reviews limit exceptions reported by management. The Board has established the Asset/Liability Committee (“ALCO”) consisting of members of management, which has the responsibility of managing interest rate and market risk for the Company within established corporate policies.

Interest Rate Risk
Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have the net interest margin increase slightly in a rising interest rate environment. We refer to this goal as being “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The asset sensitivity of the Company’s balance sheet changed minimally during 2013 and the first nine months of 2014.

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

We attempt to minimize the impact of changing interest rates on net interest income primarily through the use of interest rate floors on variable rate loans and interest rate swaps, and by avoiding large exposures to long-term fixed-rate interest-earning assets that have significant negative convexity. Our earning assets are largely tied to the shorter end of the interest rate curve. The prime lending rate and the LIBOR curves are the primary indices used for pricing the Company’s loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.

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
REPRICING SCENARIO ASSUMPTIONS BY DEPOSIT PRODUCT

	As of September 30, 2014
	Fast		Slow
Product	Effective duration (base)	Effective duration (+200 bps)	Effective duration (base)	Effective duration (+200 bps)

Demand deposits	1.8%	1.7%	2.8%	2.8%
Money market	0.8%	0.7%	1.2%	1.1%
Savings and interest on checking	2.9%	2.8%	3.8%	3.0%
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

ZIONS BANCORPORATION AND SUBSIDIARIES

INCOME SIMULATION – CHANGE IN INTEREST RATE SENSITIVE INCOME

	As of September 30, 2014
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(3.0)%	5.8%	12.0%	17.7%
Slow	(3.1)%	7.0%	14.4%	21.3%

	As of December 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(2.8)%	5.7%	12.0%	18.1%
Slow	(2.9)%	7.0%	14.5%	21.8%

The following schedule includes changes in the MVE from -100 bps to +300 bps parallel rate moves for both “fast” and “slow” scenarios.

CHANGES IN MARKET VALUE OF EQUITY

	As of September 30, 2014
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(0.2)%	1.6%	2.9%	3.3%
Slow	(4.0)%	6.4%	12.3%	16.7%

	As of December 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	0.6%	1.1%	2.6%	3.3%
Slow	(3.5)%	6.2%	13.0%	18.4%

Market Risk – Fixed Income
The Company engages in the underwriting and trading of municipal securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities. At September 30, 2014, the Company had $55 million of trading assets and $26 million of securities sold, not yet purchased, compared with $35 million and $74 million, at December 31, 2013 and $38 million and $21 million at September 30, 2013, respectively.

The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During the third quarter of 2014, the after-tax change in AOCI attributable to AFS and HTM securities was an increase of $26 million compared to a $6.5 million decrease in the same prior year period. The primary reason for the increase is the observed improvement in market values of trust preferred CDOs. If any of the AFS or HTM securities become other-than-temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” on page 71 for additional information on OTTI.

Market Risk – Equity Investments
Through its equity investment activities, the Company owns both private and publicly traded equity securities. The Company owns equity securities in companies and governmental entities, e.g., Federal Reserve Bank and Federal Home Loan Banks, that are not publicly traded, and which are accounted for under cost, fair value, equity, or full consolidation methods of accounting, depending upon the Company’s ownership position and degree of

ZIONS BANCORPORATION AND SUBSIDIARIES

involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of the Company’s investment is subject to fluctuation. Since the fair value of these securities may fall below the Company’s investment costs, the Company is exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored and evaluated by the Company’s Equity Investments Committee.

Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds were generally not a part of the strategy since the underlying companies were typically not creditworthy.

These private equity investments are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act, as published on December 10, 2013, prohibits the Company from holding these private equity investments beyond July 2015, except for SBIC funds. The Company is permitted to apply for two one-year exceptions that would extend the disposal deadline to July 2017. As of September 30, 2014, such prohibited private equity investments amounted to $51 million and the Company had unfunded commitments for private equity and other noninterest-bearing investments of $23 million. The Company currently does not believe that this divestiture requirement, including any interim period funding requirements, will have a material negative impact on the value of these investments. Except for SBIC funds, the Company’s earnings from these investments are expected to decline and will ultimately cease as a result of executing the required divestitures.

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

Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries were $8.0 billion at September 30, 2014, compared to $7.8 billion at June 30, 2014 and $9.3 billion at December 31, 2013. The $1.3 billion decrease during the first nine months of 2014 resulted primarily from (1) repayments of debt, (2) net loan originations and purchases, and (3) a decrease in deposits. These decreases were partially offset by (1) the issuance of common stock, (2) net cash provided by operating activities, and (3) a decrease in investment securities.
Liquidity Regulation
In September 2014, U.S. banking regulators issued a final rule that implements a quantitative liquidity requirement in the U.S. generally consistent with the Liquidity Coverage Ratio (“LCR”) minimum liquidity measure established under the Basel III liquidity framework. Under this rule, the Company is subject to a modified LCR standard, which requires a financial institution to hold an adequate amount of unencumbered High Quality Liquid Assets (“HQLA”) that can be converted into cash easily and immediately in private markets to meet its liquidity needs for a short-term liquidity stress scenario. Although this rule is not applicable to the Company and other banks of its size until January 2016, the Company believes that it is in compliance with the requirement to maintain a modified LCR of at least 100%.

The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (“NSFR”), which requires a financial institution to maintain a stable funding profile in relation to the characteristics of its on- and off-balance sheet activities. On October 31, 2014, the Basel Committee on Banking Supervision

ZIONS BANCORPORATION AND SUBSIDIARIES

issued its final standards for this ratio, entitled Basel III: The Net Stable Funding Ratio. The Federal Reserve is expected to propose new regulations to implement these Basel Committee standards. The Company is monitoring these developments.

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
Cash and interest-bearing deposits held as investments at the Parent were $875 million at September 30, 2014 compared to $953 million at June 30, 2014 and $903 million at December 31, 2013. The $28 million decrease during the first nine months of 2014 was primarily the result of (1) repayments of approximately $1.0 billion of senior notes and $106 million of subordinated notes; (2) interest payments on debt; and (3) payments of preferred and common dividends. These decreases were partially offset by (1) the issuance of common stock; (2) sales and paydowns of CDO securities; and (3) dividends received from subsidiaries. The issuance of $525 million of common stock during the third quarter of 2014 consisted of approximately 17.6 million shares at a price of $29.80 per share. Net of commissions and fees, this issuance added approximately $516 million to common stock. See Note 8 for additional information about the Company’s debt and equity transactions.

Although the Company does not have any long-term debt maturing during the remainder of 2014, it has an optional early redemption for $27 million of long-term senior notes. On September 18, 2014, the Company gave notice that it will redeem in full these notes on their initial call date of November 15, 2014.

The Parent’s long-term debt maturities during 2015 include:

(Amounts in millions)	Coupon rate	September 30, 2014
Description		Carrying balance	Par amount	Maturity

Subordinated note	6.00%	$33.1	$32.4	September 15, 2015
Convertible subordinated note	6.00%	67.6	79.3	September 15, 2015
Subordinated note	5.50%	53.3	52.1	November 16, 2015
Convertible subordinated note	5.50%	60.1	71.6	November 16, 2015
		$214.1	$235.4
During the first nine months of 2014, the Parent received common dividends and return of common equity totaling $145 million and preferred dividends totaling $36 million from its subsidiary banks. During the first nine months of 2013, the Parent received $291 million from its subsidiaries for common dividends and return of common equity, $35 million from preferred dividends, and $105 million from the redemption of preferred stock issued to the Parent. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During the first nine months of 2014, all of the Company’s subsidiary banks recorded a profit, except TCBO, which operated at approximately break-even. We expect that this profitability will be sustained, thus permitting continued payments of dividends and/or returns of capital by the subsidiaries to the Parent during the remainder of 2014.
General financial market and economic conditions impact the Company’s access to, and cost of, external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first nine months of 2014, except Fitch’s outlook for the Company was revised

ZIONS BANCORPORATION AND SUBSIDIARIES

to stable from positive. Standard & Poor’s, Fitch, Dominion Bond Rating Service (“DBRS”), and Kroll all rate the Company’s senior debt at an investment grade level, while Moody’s rates the Company’s senior debt as Ba1 (one notch below investment grade). In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment grade.
The following schedule presents the Parent’s balance sheets as of September 30, 2014, December 31, 2013, and September 30, 2013.
PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
ASSETS
Cash and due from banks	$2,008	$902,697	$929,498
Interest-bearing deposits	872,543	72	98
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $36,277, $31,422 and $27,159)	17,307	17,359	19,277
Available-for-sale, at fair value	208,009	675,895	539,352
Other noninterest-bearing investments	29,164	37,154	38,241
Investments in subsidiaries:
Commercial banks and bank holding company	6,964,420	6,700,315	6,641,165
Other operating companies	23,885	31,535	34,588
Nonoperating – ZMFU II, Inc. [1]	44,808	44,511	43,935
Receivables from subsidiaries:
Other operating companies	10,060	—	—
Other assets	190,166	278,392	254,012
	$8,362,370	$8,687,930	$8,500,166
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$101,944	$200,729	$114,147
Subordinated debt to affiliated trusts	15,464	15,464	15,464
Long-term debt:
Due to affiliates	76	17	17
Due to others	922,727	2,007,157	2,037,729
Total liabilities	1,040,211	2,223,367	2,167,357
Shareholders’ equity:
Preferred stock	1,004,006	1,003,970	1,003,970
Common stock	4,717,295	4,179,024	4,172,887
Retained earnings	1,711,785	1,473,670	1,540,455
Accumulated other comprehensive loss	(110,927)	(192,101)	(384,503)
Total shareholders’ equity	7,322,159	6,464,563	6,332,809
	$8,362,370	$8,687,930	$8,500,166
1 ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

During the first nine months of 2014 and 2013, the Parent’s operating expenses included cash payments for interest of approximately $80 million and $98 million, respectively. As a result of our repayment of debt discussed previously, we expect that interest expense will decrease by approximately $12 million per quarter. Additionally, the Parent paid cash of approximately $71 million and $94 million of dividends on preferred and common stock for the same periods.

At September 30, 2014, maturities of the Parent’s long-term senior and subordinated debt ranged from September 2015 to September 2028.

ZIONS BANCORPORATION AND SUBSIDIARIES

Subsidiary Bank Liquidity
The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At September 30, 2014, these core deposits, excluding brokered deposits, in aggregate, constituted 97.2% of consolidated deposits, compared with 97.1% at both June 30, 2014 and December 31, 2013. On a consolidated basis, the net loan to total deposit ratio was 85.9% at September 30, 2014 compared to 86.8% at June 30, 2014 and 84.2% at December 31, 2013.

During the third quarter of 2014, the Company repaid Amegy’s $75 million subordinated note, which matured on September 22, 2014.

Total deposits increased by $595 million to $46.3 billion at September 30, 2014, compared to $45.7 billion at June 30, 2014, primarily due to an increase in commercial demand and savings deposits. For the first nine months of 2014, total deposits decreased by $97 million from $46.4 billion at December 31, 2013, primarily due to a reduction of deposits from one large institutional customer (an affiliate bank chose not to bid to renew the deposits from this customer) partially offset by the increase in commercial demand and savings deposits. The Company also experienced a reduction in foreign deposits as a result of closing some of its Cayman Islands operations. These foreign deposits were transferred to domestic savings and money market deposit accounts.

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

At September 30, 2014, the amount available for additional FHLB and Federal Reserve borrowings was approximately $16.4 billion. Loans with a carrying value of approximately $23.2 billion at September 30, 2014, $23.4 billion at June 30, 2014, and $23.0 billion at December 31, 2013, have been pledged at the Federal Reserve and various FHLBs as collateral for current and potential borrowings. The Company had approximately $22 million of long-term borrowings outstanding with the FHLB at September 30, 2014, which was a slight decrease from $23 million at December 31, 2013. The Company had no short-term FHLB or Federal Reserve borrowings outstanding at September 30, 2014, which was unchanged from December 31, 2013. At September 30, 2014, the subsidiary banks’ total investment in FHLB and Federal Reserve stock was $104 million and $121 million, respectively. The Company’s investments in FHLB and Federal Reserve stock did not fluctuate more the $1 million during the first nine months of 2014.

The Company’s investment activities can provide or use cash, depending on the asset-liability management posture taken. During the first nine months of 2014, investment securities’ activities resulted in a net decrease in investment securities and a net $273 million increase in cash compared with a net $187 million decrease in cash for the first nine months of 2013.
Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the first nine months of 2014 resulted in a net cash outflow of $472 million compared to a net cash outflow of $697 million for the first nine months of 2013. In addition, the Company purchased approximately $249 million par amount of high quality jumbo ARM loans during the third quarter of 2014.
A more comprehensive discussion of our liquidity management is contained in the Company’s 2013 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company is continually improving its oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported to the Operational Risk Committee, the Enterprise Risk Management Committee, and the Risk Oversight Committee of the Board on a regular basis. Late in 2013, the Company further improved operational risk management by creating and staffing the position of Director of Corporate Operational Risk, to better coordinate and oversee the Company’s operational risk management. In addition, the Company has centralized its operational risk department.

The number and sophistication of attempts to disrupt or penetrate the Company’s critical systems, sometimes referred to as hacking, cyberfraud, cyberattacks, cyberterrorism, or other similar names, also continue to grow. On a daily basis, the Company, its customers, and other financial institutions are subject to a large number of such attempts. The Company has established systems and procedures to monitor, thwart or mitigate damage from such attempts. However, in some instances we, or our customers, have been victimized by cyberfraud (related losses to the Company have not been material), or some of our customers have been temporarily unable to routinely access our online systems as a result of, for example, distributed denial of service attacks. The Company continues to review this area of its operations to help ensure that we manage this risk in an effective manner.

CAPITAL MANAGEMENT
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.

Total shareholders’ equity increased by 13.3% from $6.5 billion at December 31, 2013 to $7.3 billion at September 30, 2014. The increase in total shareholders’ equity is primarily due to the issuance $525.0 million of common stock, $316.6 million of net income, and a $81.5 million improvement in net unrealized losses on investment securities recorded in AOCI, partially offset by $79.9 million of dividends recorded on preferred and common stock. The improvement in net unrealized losses on investment securities during the first nine months of 2014 was primarily the result of an increase in the fair value of investment securities, partially offset by the recognition in earnings of net fixed income securities gains on investment securities sold.

The Company has maintained its quarterly dividend on common stock at $0.04 per share since the second quarter of 2013, which was an increase of $0.03 per share from the $0.01 per share paid during the first quarter of 2013. The Company paid $23.1 million in dividends on common stock during the first nine months of 2014, compared to $16.7 million during the first nine months of 2013. During its October 2014 meeting, the Board of Directors

ZIONS BANCORPORATION AND SUBSIDIARIES

declared a dividend of $0.04 per common share payable on November 26, 2014 to shareholders of record on November 20, 2014. The Company’s resubmitted Capital Plan, discussed subsequently, also included the continued payment of preferred and common dividends at the current rates.

The Company recorded preferred stock dividends of $56.8 million and $77.5 million for the first nine months of 2014 and 2013, respectively. Preferred stock dividends recorded in the first nine months of 2014 included an accrual of $8.7 million on preferred stock, which will be paid in December 2014. The Company expects that preferred dividends will be approximately $16 million per quarter, consistent with the amount recorded during the second and third quarters of 2014.

Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The following schedule shows the Company’s capital and performance ratios as of September 30, 2014, December 31, 2013, and September 30, 2013.
CAPITAL RATIOS

	September 30, 2014	December 31, 2013	September 30, 2013

Tangible common equity ratio	9.70%	8.02%	7.90%
Tangible equity ratio	11.54%	9.85%	9.75%
Average equity to average assets (three months ended)	12.87%	11.20%	12.39%
Risk-based capital ratios:
Tier 1 common	11.86%	10.18%	10.47%
Tier 1 leverage	11.87%	10.48%	10.63%
Tier 1 risk-based	14.43%	12.77%	13.10%
Total risk-based	16.28%	14.67%	14.82%

Return on average common equity (three months ended)	5.05%	(4.51)%	16.30%
Tangible return on average tangible common equity (three months ended)	6.19%	(5.45)%	20.34%

At September 30, 2014, regulatory Tier 1 risk-based capital and total risk-based capital were $6.6 billion and $7.4 billion, respectively, compared to $5.8 billion and $6.6 billion at December 31, 2013, and $5.8 billion and $6.6 billion at September 30, 2013, respectively.

A more comprehensive discussion of our capital management is contained in the Company’s 2013 Annual Report on Form 10-K.

Capital Plan and Stress Tests
The Company has an annual regulatory requirement to file a Capital Plan with the Federal Reserve based on the results of specified stress testing and documented sound policies, processes, models, controls, and governance practices. Under the Comprehensive Capital Analysis and Review (“CCAR”) process, the Capital Plan, which is reviewed by the Federal Reserve and is subject to its objection, governs all of the Company’s capital actions for five quarters. A more comprehensive discussion about our Capital Plan and Stress Tests is contained in the Company’s 2013 Annual Report on Form 10-K.

On July 25, 2014, the Federal Reserve announced that it has not objected to the Company’s 2014 resubmitted Capital Plan. The post-stress Tier 1 common ratio was computed by the Federal Reserve under the resubmitted plan at 5.1%, which exceeded the minimum 5.0% requirement. The Company’s original 2014 Capital Plan did not meet this minimum requirement. The Company’s resubmitted Capital Plan included the issuance of $400 million of new common equity in the third quarter of 2014. However, the Company determined to increase this amount, and on July 28, 2014, the Company issued $525 million of common stock, which consisted of approximately 17.6 million

ZIONS BANCORPORATION AND SUBSIDIARIES

shares at a price of $29.80 per share. Net of commissions and fees, this issuance added approximately $516 million to common stock.

The Company originally submitted its 2014 Capital Plan to the Federal Reserve on January 6, 2014. The Company subsequently notified the Federal Reserve of its intention to resubmit its Capital Plan to reflect the impact of the Interim Final Rule (“IFR”), which amended the Volcker Rule, and the impact of its decision to sell certain CDO securities to improve the Company’s risk profile. In February 2014, the Federal Reserve granted its approval for a resubmission. In March 2014, the Federal Reserve notified the Company that, based upon its original Capital Plan, the Company’s capital ratios would not have met certain minimum requirements of the Federal Reserve’s capital adequacy rules under results projected by the Federal Reserve using the hypothetical severely adverse economic stress scenario in the Dodd-Frank Act Stress Test (“DFAST”). The DFAST results were worse than those projected by the Company with regard to pretax, pre-provision net revenue and credit losses for some loan types. The Federal Reserve publishes only limited information about its DFAST models, so the Company is unable to determine with specificity the causes of the differences.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Under current capital standards, the effects of AOCI items included in capital are excluded for purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, “non-advanced approaches banking organizations,” including the Company and its subsidiary banks, may make a one-time permanent election as of January 1, 2015 to continue to exclude these items. The Company currently expects to make this election.

A more comprehensive discussion about Basel III Capital Rules and the impact upon the Company is contained in the Company’s 2013 Annual Report on 10-K.

The Company believes that, as of September 30, 2014, the Company and its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

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
TIER 1 COMMON CAPITAL (NON-GAAP)

(Amounts in millions)	September 30, 2014	December 31, 2013	September 30, 2013

Total shareholders’ equity (GAAP)	$7,322	$6,465	$6,333
Accumulated other comprehensive loss	111	192	384
Nonqualifying goodwill and intangibles	(1,043)	(1,050)	(1,054)
Other regulatory adjustments	(1)	(6)	(3)
Qualifying trust preferred securities	163	163	163
Tier 1 capital (regulatory)	6,552	5,764	5,823
Qualifying trust preferred securities	(163)	(163)	(163)
Preferred stock	(1,004)	(1,004)	(1,004)
Tier 1 common capital (non-GAAP)	$5,385	$4,597	$4,656

Risk-weighted assets (regulatory)	$45,409	$45,146	$44,457
Tier 1 common capital to risk-weighted assets (non-GAAP)	11.86%	10.18%	10.47%

2. Tangible return on average tangible common equity
This Form 10-Q presents “tangible return on average tangible common equity” which excludes, net of tax, the amortization of core deposit and other intangibles from net earnings applicable to common shareholders, and average goodwill and core deposit and other intangibles from average common equity.

The following schedule provides a reconciliation of net (loss) earnings applicable to common shareholders (GAAP) to net earnings (loss) applicable to common shareholders, excluding net of tax, the effects of amortization of core deposit and other intangibles (non-GAAP), and average common equity (GAAP) to average tangible common equity (non-GAAP).

TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

	Three Months Ended
(Amounts in thousands)	September 30, 2014	December 31, 2013	September 30, 2013

Net earnings (loss) applicable to common shareholders (GAAP)	$79,127	$(59,437)	$209,707
Adjustments, net of tax:
Amortization of core deposit and other intangibles	1,690	2,046	2,268
Net earnings (loss) applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP) (a)	$80,817	$(57,391)	$211,975

Average common equity (GAAP)	$6,221,344	$5,233,422	$5,190,073
Average goodwill	(1,014,129)	(1,014,129)	(1,014,129)
Average core deposit and other intangibles	(29,535)	(38,137)	(41,751)
Average tangible common equity (non-GAAP) (b)	$5,177,680	$4,181,156	$4,134,193

Number of days in quarter (c)	92	92	92
Number of days in year (d)	365	365	365

Tangible return on average tangible common equity (non-GAAP) (a/b/c*d)	6.19%	(5.45)%	20.34%
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
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	September 30, 2014	December 31, 2013	September 30, 2013

Total shareholders’ equity (GAAP)	$7,322	$6,465	$6,333
Goodwill	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles	(28)	(36)	(40)
Tangible equity (non-GAAP) (a)	6,280	5,415	5,279
Preferred stock	(1,004)	(1,004)	(1,004)
Tangible common equity (non-GAAP) (b)	$5,276	$4,411	$4,275

Total assets (GAAP)	$55,459	$56,031	$55,188
Goodwill	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles	(28)	(36)	(40)
Tangible assets (non-GAAP) (c)	$54,417	$54,981	$54,134

Tangible equity ratio (a/c)	11.54%	9.85%	9.75%
Tangible common equity ratio (b/c)	9.70%	8.02%	7.90%
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
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP.

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 11 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
The Company believes there have been no material changes in the risk factors included in Zions Bancorporation’s 2013 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the third quarter of 2014:

SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

July	856	$29.30	—	$—
August	405	28.32	—	—
September	1,136	29.28	—	—
Third quarter	2,397	29.12	—

[1]
Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock and restricted stock units under the “withholding shares” provision of an employee share-based compensation plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS
a)Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated July 8, 2014, incorporated by reference to Exhibit 3.1 of Form 8-K/A filed on July 18, 2014.	*

3.2	Restated Bylaws of Zions Bancorporation dated November 8, 2011, incorporated by reference to Exhibit 3.13 of Form 10-Q for the quarter ended September 30, 2011.	*

10.1	Zions Bancorporation 2014-2016 Value Sharing Plan (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three months ended September 30, 2014 and September 30, 2013, and the nine months ended September 30, 2014 and September 30, 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014 and September 30, 2013, and the nine months ended September 30, 2014 and September 30, 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and September 30, 2013, (v) the Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and September 30, 2013, and the nine months ended September 30, 2014 and September 30, 2013, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: November 6, 2014