Form 10-K
period 2014-12-31
ZIONS BANCORPORATION /UT/
filed 2015-02-27
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
COMMISSION FILE NUMBER 001-12307
ZIONS BANCORPORATION
(Exact name of Registrant as specified in its charter)
UTAH	87-0227400
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification Number)
One South Main, 15th Floor Salt Lake City, Utah	84133
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (801) 844-7637
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without par value	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock (expiring May 22, 2020)	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock (expiring November 14, 2018)	The NASDAQ Stock Market LLC
Depositary Shares each representing a 1/40th ownership interest in a share of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series F 7.9% Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series G Fixed/Floating Rate Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series H Fixed-Rate Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Convertible 6% Subordinated Notes due September 15, 2015	New York Stock Exchange
6.95% Fixed-to-Floating Rate Subordinated Notes due September 15, 2028	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2014	$5,309,399,779
Number of Common Shares Outstanding at February 18, 2015	203,193,271 shares
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

•
changes in local, national and international political and economic conditions, including without limitation the political and economic effects of the recent economic crisis, delay of recovery from that crisis, economic and fiscal imbalances in the United States and other countries, potential or actual downgrades in ratings of sovereign debt issued by the United States and other countries, and other major developments, including wars, military actions, and terrorist attacks;

•
changes in financial and commodity market prices and conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including without limitation rates of business formation and growth, commercial and residential real estate development, real estate prices, and energy-related commodity prices;

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

•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the OCC, the Board of Governors of the Federal Reserve Board System, and the FDIC, the SEC, and the CFPB;

•
the impact of executive compensation rules under the Dodd-Frank Act and banking regulations which may impact the ability of the Company and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•
the impact of the Dodd-Frank Act and of new international standards known as Basel III, and rules and regulations thereunder, on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which we engage in such activities, the fees we may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;

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
GLOSSARY OF ACRONYMS

ABS	Asset-Backed Security	CFPB	Consumer Financial Protection Bureau
ACL	Allowance for Credit Losses	CLTV	Combined Loan-to-Value Ratio
AFS	Available-for-Sale	CMC	Capital Management Committee
ALCO	Asset/Liability Committee	COSO	Committee of Sponsoring Organizations of the Treadway Commission
ALLL	Allowance for Loan and Lease Losses	CRA	Community Reinvestment Act
Amegy	Amegy Corporation	CRE	Commercial Real Estate
AOCI	Accumulated Other Comprehensive Income	CSV	Cash Surrender Value
ARM	Adjustable Rate Mortgage	DB	Deutsche Bank AG
ASC	Accounting Standards Codification	DBRS	Dominion Bond Rating Service
ASU	Accounting Standards Update	DDA	Demand Deposit Account
ATM	Automated Teller Machine	DFAST	Dodd-Frank Annual Stress Test
BCBS	Basel Committee on Banking Supervision	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
BCF	Beneficial Conversion Feature	DTA	Deferred Tax Asset
BHC Act	Bank Holding Company Act	EITF	Emerging Issues Task Force
bps	basis points	ERMC	Enterprise Risk Management Committee
BSA	Bank Secrecy Act	EVE	Economic Value of Equity
CB&T	California Bank & Trust	FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
CCAR	Comprehensive Capital Analysis and Review	FASB	Financial Accounting Standards Board
CDO	Collateralized Debt Obligation	FDIC	Federal Deposit Insurance Corporation
CDR	Constant Default Rate	FDICIA	Federal Deposit Insurance Corporation Improvement Act
CET1	Common Equity Tier 1 (Basel III)	FHLB	Federal Home Loan Bank

FHLMC	Federal Home Loan Mortgage Corporation, or “Freddie Mac”	OTTI	Other-Than-Temporary Impairment
FINRA	Financial Industry Regulatory Authority	Parent	Zions Bancorporation
FNMA	Federal National Mortgage Association, or “Fannie Mae”	PCAOB	Public Company Accounting Oversight Board
FRB	Federal Reserve Board	PCI	Purchased Credit-Impaired
FTE	Full-time Equivalent	PD	Probability of Default
GAAP	Generally Accepted Accounting Principles	PEI	Private Equity Investment
GDP	Gross Domestic Product	PIK	Payment in Kind
GLB Act	Gramm-Leach-Bliley Act	REIT	Real Estate Investment Trust
HECL	Home Equity Credit Line	RSU	Restricted Stock Unit
HQLA	High Quality Liquid Assets	RULC	Reserve for Unfunded Lending Commitments
HTM	Held-to-Maturity	SBA	Small Business Administration
IFR	Interim Final Rule	SBIC	Small Business Investment Company
IFRS	International Financial Reporting Standards	SEC	Securities and Exchange Commission
LCR	Liquidity Coverage Ratio	SIFI	Systemically Important Financial Institution
LGD	Loss Given Default	SOC	Securitization Oversight Committee
LIBOR	London Interbank Offered Rate	SSU	Salary Stock Unit
LIHTC	Low-Income Housing Tax Credit	TARP	Troubled Asset Relief Program
Lockhart	Lockhart Funding LLC	TCBO	The Commerce Bank of Oregon
MD&A	Management’s Discussion and Analysis	TCBW	The Commerce Bank of Washington
NASDAQ	National Association of Securities Dealers Automated Quotations	TDR	Troubled Debt Restructuring
NAV	Net Asset Value	TRACE	Trade Reporting and Compliance Engine
NBAZ	National Bank of Arizona	TRS	Total Return Swap
NIM	Net Interest Margin	Vectra	Vectra Bank Colorado
NRSRO	Nationally Recognized Statistical Rating Organization	VIE	Variable Interest Entity
NSB	Nevada State Bank	VR	Volcker Rule
OCC	Office of the Comptroller of the Currency	T1C	Tier 1 Common (Basel I)
OCI	Other Comprehensive Income	Zions Bank	Zions First National Bank
OREO	Other Real Estate Owned	ZMFU	Zions Municipal Funding
OTC	Over-the-Counter	ZMSC	Zions Management Services Company

ITEM 1. BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the BHC Act, as amended. The Parent and its subsidiaries (collectively “the Company”) own and operate eight commercial banks with a total of 460 domestic branches at year-end 2014. The Company provides a full range of banking and related services through its banking and other subsidiaries, primarily in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. Full-time equivalent employees totaled 10,462 at December 31, 2014. For further information about the Company’s industry segments, see “Business Segment Results” on page 46 in MD&A and Note 21 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Exposure and Operations” on page 60 in MD&A. The “Executive Summary” on page 24 in MD&A provides further information about the Company.

PRODUCTS AND SERVICES
The Company focuses on providing community banking services by continuously strengthening its core business lines of 1) small and medium-sized business and corporate banking; 2) commercial and residential development, construction and term lending; 3) retail banking; 4) treasury cash management and related products and services; 5)

residential mortgage servicing and lending; 6) trust and wealth management; 7) limited capital markets activities, including municipal finance advisory and underwriting; and 8) investment activities. It operates eight different banks in eleven Western and Southwestern states with each bank operating under a different name and each having its own board of directors, chief executive officer, and management team. The banks provide a wide variety of commercial and retail banking and mortgage lending products and services. They also provide a wide range of personal banking services to individuals, including home mortgages, bankcard, other installment loans, home equity lines of credit, checking accounts, savings accounts, certificates of deposit of various types and maturities, trust services, safe deposit facilities, direct deposit, and Internet and mobile banking. In addition, certain subsidiary banks provide services to key market segments through their Women’s Financial, Private Client Services, and Executive Banking Groups. We also offer wealth management services through various subsidiaries, including Contango Capital Advisors and Zions Trust Company, and online and traditional brokerage services through Zions Direct and Amegy Investments.
In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance, and is a leader in SBA lending. Through its subsidiary banks, the Company is one of the nation’s largest providers of SBA 7(a) and SBA 504 financing to small businesses. The Company owns an equity interest in Farmer Mac and is its top originator of secondary market agricultural real estate mortgage loans. The Company provides finance advisory and corporate trust services for municipalities. The Company uses its trust powers to provide trust services to individuals in its wealth management business and to provide bond transfer, stock transfer, and escrow services in its corporate trust business, both within and outside of its footprint.

COMPETITION
The Company operates in a highly competitive environment. The Company’s most direct competition for loans and deposits comes from other commercial banks, credit unions, and thrifts, including institutions that do not have a physical presence in our market footprint but solicit via the Internet and other means. In addition, the Company competes with finance companies, mutual funds, insurance companies, brokerage firms, securities dealers, investment banking companies, and a variety of other types of companies. Many of these companies have fewer regulatory constraints and some have lower cost structures or tax burdens.
The primary factors in competing for business include convenience of office locations and other delivery methods, range of products offered, the quality of service delivered, and pricing. The Company must compete effectively along all of these dimensions to remain successful.

SUPERVISION AND REGULATION
The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to improve the stability of banking and financial companies and to protect the interests of customers, including both loan customers and depositors, and taxpayers. These regulations are not, however, generally intended to protect the interests of our shareholders or creditors, and in fact may have the consequence of reducing returns to our shareholders. This regulatory framework has been materially revised and expanded since the 2008-2009 financial crisis and recession. In particular, the Dodd-Frank Act and regulations promulgated pursuant to it have given financial regulators expanded powers over nearly every aspect of the Company’s business. These include, among other things, new, higher regulatory capital requirements; regulation of dividends and other forms of capital distributions to shareholders through annual stress testing and capital planning processes; heightened liquidity and liquidity stress testing requirements, which include specific definitions of the types of investment securities that qualify as “high quality liquid assets” and which effectively limit the portion of the Company’s balance sheet that can be used to meet the credit needs of its customers; specific limitations on mortgage lending products and practices; specific limits on certain consumer payment fees; and subjecting compensation practices to specific regulatory oversight and restrictions. Individually and collectively, these additional regulations have imposed and will continue to impose higher costs on the Company, and have reduced and may continue to reduce returns earned by shareholders. The Dodd-Frank Act provides for further regulations, the specifics of which are still not known and the impact of such regulatory changes cannot be presently determined. The Company is committed to both satisfying heightened regulatory expectations and providing attractive shareholder returns. However, given the still changing regulatory environment, the results of these efforts cannot yet be known.
Described below are the material elements of some selected laws and regulations applicable to the Company. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable laws or regulations, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Company.
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
The Dodd-Frank Act and regulations adopted under the Dodd-Frank Act broadly affect the financial services industry by creating new resolution authorities, requiring ongoing stress testing of our capital and liquidity, mandating higher capital and liquidity requirements, requiring divestiture of certain equity investments, increasing regulation of executive and incentive-based compensation, requiring banks to pay increased fees to regulatory agencies, and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector. Among other things affecting capital standards, the Dodd-Frank Act provides that:

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
The Dodd-Frank Act’s provisions and related regulations also affect the fees we must pay to regulatory agencies and pricing of certain products and services, including the following:

•	The assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits.

•	The federal prohibition on the payment of interest on business transaction accounts was repealed.

•	The FRB was authorized to issue regulations governing debit card interchange fees.
The Dodd-Frank Act also created the CFPB, which is responsible for promulgating regulations designed to protect consumers’ financial interests and examining large financial institutions for compliance with, and enforcing, those regulations. The Dodd-Frank Act adds prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. The CFPB also enacted new regulations, that became fully effective January 10, 2014, which require significant changes to residential mortgage origination; these changes include the definition of a “qualified mortgage” and the requirement regarding how a borrower’s “ability to repay” must be determined. The Dodd-Frank Act subjected national banks to the possibility of further regulation by restricting the preemption of state laws by federal laws, which had enabled national banks and their subsidiaries to comply with federal regulatory requirements without complying with various state laws. In addition, the Dodd-Frank Act gives greater power to state attorneys general to pursue legal actions against banking organizations for violations of federal law.
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
The Company is subject to the provisions of the Volcker Rule, issued pursuant to the Dodd-Frank Act. As of December 31, 2014, the Company had divested all securities that were not in compliance with the Volcker Rule, and had sold all but $41 million (amortized cost) of non-compliant investments. Such investments include $25 million of potential capital calls, which the Company expects to fund, as allowed by the Volcker Rule, if and as the capital calls are made until the investments are sold. These investments are in private equity funds, and are referred to in this document as private equity investments (“PEIs”). The Company continues to pursue the disposition of all non-compliant PEIs. The FRB has granted a blanket extension of the Volcker Rule compliance date to July 21, 2016.
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
As discussed further throughout this section, many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years making it difficult to anticipate the overall financial impact on the Company or the industry.

Capital Standards – Basel Framework
The capital regulations issued by the FRB and other U. S. regulators pursuant to the 1988 capital accord (“Basel I”) of the BCBS were still in effect as of December 31, 2014. However, in 2013, the FRB, FDIC, and OCC issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The

Basel III Capital Rules substantially revise and restate Basel 1 rules regarding the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company. The Basel III Capital Rules became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components).
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
The Basel III Capital Rules also prescribe a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The Company’s preliminary analysis indicates that application of this part of the rule should not result in any deductions from CET1. Also, primarily as a result of the large amount of CDO sales completed in 2014, the Company no longer expects the application of the Basel III corresponding deduction rules to have a material effect on its Basel III regulatory capital ratios, either as phased in or on a fully phased in basis.

Under current capital standards, the effects of AOCI items included in capital are excluded for purposes of determining regulatory capital and capital ratios. Under the Basel III Capital Rules, “non-advanced approaches banking organizations,” including the Company and its subsidiary banks, may make a one-time permanent election as of January 1, 2015 to continue to exclude these items. The Company has made the decision to “opt out,” which will be reported to the FRB on the Company’s first quarter 2015 FRY-9 report.
The Basel III Capital Rules require that trust preferred securities be phased out from Tier 1 capital by the end of 2015. However, for a banking organization such as the Company, that has greater than $15 billion in total consolidated assets, but is not an “advanced approaches banking organization,” the Basel III Capital Rules permit permanent inclusion of trust preferred securities issued prior to May 19, 2010 in Tier 2 capital regardless of whether they would otherwise meet the qualifications for Tier 2 capital. As of December 31, 2014, the Company had outstanding $163 million of trust preferred securities that qualified for this permanent inclusion in Tier 2 capital.
Basel III also requires additional disclosures to be made that are commonly referred to as “Pillar 3” disclosures. These disclosures require the Company to make prescribed regulatory disclosures on a quarterly basis regarding its capital structure adequacy and risk-weighted assets. The disclosure requirements will be applicable beginning with the Company’s financial results for the first quarter of 2015. The Pillar 3 disclosures will be made publicly available on the Company’s website.
The Company believes that, as of December 31, 2014, the Company and its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective.

Stress Testing, Prudential Standards, and Early Remediation
As a bank holding company with assets greater than $50 billion, the Company is required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Annual Stress Test (“DFAST”) and Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). The Company timely submitted its capital plan and stress test results to the FRB on January 5, 2015. In its capital plan, the Company was required to forecast under a variety of economic scenarios for nine quarters ending the fourth quarter of 2016, its estimated regulatory capital ratios, including its Tier 1 common ratio, under Basel I rules, its estimated regulatory capital ratios, including its Common Equity Tier 1 ratio, under Basel III rules, and its GAAP tangible common equity ratio. Under the implementing regulations for CCAR, a bank holding company may generally only raise and redeem capital, pay dividends and repurchase stock and take similar capital-related actions only under a capital plan as to which the FRB has not objected.
On February 17, 2014, the Federal Reserve published final rules to implement Section 165, Enhanced Supervision and Prudential Standards for Nonbank Financial Companies Supervised by the Board of Governors and Certain Bank Holding Companies, of the Dodd-Frank Act. The Company believes that it is in compliance with these rules.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified as well-capitalized if it has a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%, and an insured depository institution generally will be classified as undercapitalized if its total risk-based capital is less than 8% or its Tier 1 risk-based capital or leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as “well-capitalized,” “adequately capitalized,” or “undercapitalized,” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. Under the fully phased-in Basel III Capital Rules, (i) a new CET1 ratio requirement will be introduced at every level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) the minimum Tier 1 capital ratio requirement for each category will be increased, with the minimum Tier 1 capital ratio for well-capitalized status being 8%; and (iii) the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be well-capitalized will be eliminated. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan.
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

•
Limitations on dividends payable by subsidiaries. A significant portion of the Parent’s cash, which is used to pay dividends on our common and preferred stock and to pay principal and interest on our debt obligations, is derived from dividends paid to the Parent by its subsidiary banks. These dividends are subject to various legal and regulatory restrictions. See Note 18 of the Notes to Consolidated Financial Statements.

•
Limitations on dividends payable to shareholders. The Parent’s ability to pay dividends on both its common and preferred stock may be subject to regulatory restrictions, including the requirement that they be included in a stress test and capital plan to which the FRB has not objected. See discussion under “Liquidity Management Actions” on page 81.

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
The Board of Directors of the Parent has implemented a comprehensive system of corporate governance practices. This system includes policies and guidelines such as Corporate Governance Guidelines, a Code of Business Conduct and Ethics for Employees, a Directors Code of Conduct, a Related Party Transaction Policy, Stock Ownership and Retention Guidelines, a Compensation Clawback Policy, an insider trading policy including provisions prohibiting hedging and placing some restrictions on the pledging of company stock by insiders, and charters for the Audit, Risk Oversight, Compensation, and Nominating and Corporate Governance Committees. More information on the Company’s corporate governance practices is available on the Company’s website at www.zionsbancorporation.com. (The Company’s website is not part of this Annual Report on Form 10-K).
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

ITEM 1A. RISK FACTORS
The Company’s Board of Directors has established a Risk Oversight Committee of the Board, approved an Enterprise Risk Management policy, and appointed an Enterprise Risk Management Committee consisting of senior management to oversee and implement the policy. In addition to credit and interest rate risk, these committees also monitor the following risk areas: strategic risk, market risk, liquidity risk, compliance risk, compensation-related risk, operational risk, information technology risk, and reputation risk.

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
We have concentrations of risk in our loan portfolio, including loans secured by real estate and energy-related lending, which may have unique risk characteristics that may adversely affect our results.
Concentration or counterparty risk could adversely affect the Company. Concentration risk across our loan and investment portfolios could pose significant additional credit risk to the Company due to exposures which perform in a similar fashion. Counterparty risk could also pose additional credit risk.
Most of our subsidiary banks engage in both commercial term and land acquisition, development and construction lending, primarily in our Western states footprint, and the Company as a whole has relatively larger concentrations of such lending than many peer institutions. In addition, we have a concentration in energy-related lending, primarily in our Amegy Bank subsidiary. Both commercial real estate and energy lending are subject to specific risks, including volatility and potential significant and prolonged declines in collateral values and activity levels. In addition, our real estate lending is concentrated in the Western states, and values there may behave differently than in other parts of the United States. We may have other unidentified concentrated or correlated risks in our loan portfolio.
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

The Company remains in an “asset sensitive” interest rate risk position, which means that net interest income would be expected to increase if interest rates increase, and to decline if interest rates decrease. Most recently, the FRB has indicated that it expects to be “patient” with respect to the timing and amount of any rate increases.
Our estimates of our interest rate risk position for noninterest-bearing demand deposits are dependent on assumptions for which there is little historical experience, and the actual behavior of those deposits in a changing interest rate environment may differ materially from our estimates, which could materially affect our results of operations.
We have experienced a low interest rate environment for the past several years. Our views with respect to, among other things, the degree to which we are “asset-sensitive,” including our interest rate risk position for noninterest-bearing demand deposits, are dependent on modeled projections that rely on assumptions regarding changes in balances of such deposits in a changing interest rate environment. Because there is no modern precedent for the prolonged, extremely low interest rate environment that has prevailed for the last several years, there is little historical experience upon which to base such assumptions. If interest rates begin to increase, our assumptions regarding changes in balances of noninterest-bearing demand deposits and regarding the speed and degree to which other deposits are repriced may prove to be incorrect, and business decisions made in reliance on our modeled projections and underlying assumptions could prove to be unsuccessful. Because noninterest-bearing demand deposits are a significant portion of our deposit base, errors in our modeled projections and the underlying assumptions could materially affect our results of operations.
We have been and could continue to be negatively affected by adverse economic conditions.
The United States and many other countries recently faced a severe economic crisis, including a major recession from which the recovery has been slow. These adverse economic conditions have negatively affected the Company’s assets, including its loans and securities portfolios, capital levels, results of operations, and financial condition. In response to the economic crisis, the United States and other governments established a variety of programs and policies designed to mitigate the effects of the crisis. While these programs and policies may have had a stabilizing effect in the United States following the severe financial crisis that occurred in the second half of 2008, troubling economic conditions continue to exist in the United States and globally. Most of these programs have expired, however, the FRB and central banks in other countries continue to pursue monetary policies that have resulted in an unusual period of very low interest rates. However, the full impact of these policies on, among other things, general economic activity and asset values that serve as collateral for loans extended by the Company, for example, real estate values, how long these policies may persist, and the impacts of withdrawing those policies, is unclear and may not be known for some time. It is possible that economic conditions may again become more severe or that weak economic conditions may continue for a substantial period of time. Economic and fiscal conditions in the United States and other countries may directly or indirectly adversely impact economic and market conditions faced by the Company and its customers. Any increase in the severity or duration of adverse economic conditions, including a recession or continued weak economic recovery, would adversely affect the Company.
Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to the Company.
The Company and its subsidiary banks must maintain certain risk-based and leverage capital ratios as required by their banking regulators, which can change depending upon general economic conditions, hypothetical future adverse economic scenarios, and the particular conditions, risk profiles and growth plans of those entities. Compliance with capital requirements may limit the Company’s ability to expand and has required, and may require, the Company to raise additional capital, or additional capital investment from the Parent or its subsidiaries. These uncertainties and risks, including those created by legislative and regulatory uncertainties, may increase the Company’s cost of capital and other financing costs.
Our business is highly correlated to local economic conditions in a specific geographic region of the United States.
As a regional bank holding company, the Company provides a full range of banking and related services through its banking and other subsidiaries in Arizona, California, Colorado, Idaho, Nevada, New Mexico,

Oregon, Texas, Utah, Washington, and Wyoming. Approximately 82% of the Company’s total net interest income for the year ended December 31, 2014 and 77% of total assets as of December 31, 2014 relate to the subsidiary banks in Utah, Texas and California. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Accordingly, adverse economic conditions affecting these three states in particular could significantly affect our consolidated operations and financial results. For example, our credit risk could be elevated to the extent that our lending practices in these three states focus on borrowers or groups of borrowers with similar economic characteristics, which are similarly affected by the same adverse economic events. As of December 31, 2014, loan balances at our subsidiary banks in Utah, Texas and California comprised 82% of the Company’s commercial lending portfolio, 75% of the commercial real estate lending portfolio, and 69% of the consumer lending portfolio. Loans originated by these banks are primarily to borrowers in their respective states, with the exception of the National Real Estate group owner-occupied loan portfolio held by our Utah subsidiary bank.
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
Our ability to access the capital markets is important to our overall funding profile. This access is affected by the ratings assigned by rating agencies to us, certain of our affiliates, and particular classes of securities that we and our affiliates issue. The rates that we pay on our securities also are also influenced by, among other things, the credit ratings that we, our affiliates, and/or our securities receive from recognized rating agencies. Ratings downgrades to us, our affiliates, or our securities could increase our costs or otherwise have a negative effect on our results of operations or financial condition or the market prices of our securities.
The Dodd-Frank Act imposes significant limitations on our business activities and subjects us to increased regulation and additional costs.
The Dodd-Frank Act has material implications for the Company and the entire financial services industry. The Dodd-Frank Act places significant additional regulatory oversight and requirements on financial institutions, particularly those with more than $50 billion of assets, including the Company. In addition, among other things, the Dodd-Frank Act:

•
affects the levels of capital and liquidity with which the Company must operate and how it plans capital and liquidity levels (including a phased-in elimination of the Company’s existing trust preferred securities as Tier 1 capital);

•	subjects the Company to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	impacts the Company’s ability to invest in certain types of entities or engage in certain activities;

•	impacts a number of the Company’s business strategies;

•	requires us to incur the cost of developing substantial heightened risk management policies and infrastructure;

•	regulates the pricing of certain of our products and services and restricts the revenue that the Company generates from certain businesses;

•	subjects the Company to new capital planning actions, including stress testing or similar actions and timing expectations for capital-raising;

•	subjects the Company to supervision by the CFPB, with very broad rule-making and enforcement authorities;

•	grants authority to state agencies to enforce state and federal laws against national banks;

•	subjects the Company to new and different litigation and regulatory enforcement risks; and

•	limits the manner in which compensation is paid to executive officers and employees generally.
The Company and the entire financial services industry have incurred and will continue to incur substantial personnel, systems, consulting, and other costs in order to comply with new regulations promulgated under the Dodd-Frank Act, particularly with respect to stress testing and risk management. Because the responsible agencies are still in the process of proposing and finalizing many of the regulations required under the Dodd-Frank Act, the full impact of this legislation on the Company and the financial services industries, business strategies, and financial performance cannot be known at this time, and may not be known for some time. Individually and collectively, regulations adopted under the Dodd-Frank Act may materially adversely affect the Company’s and the financial services industry’s business, financial condition (including the Company’s ability to compete effectively with less regulated financial services providers), and results of operations.
As a regulated entity, we are subject to capital and liquidity requirements that may limit our operations and potential growth.
We are a bank holding company and a financial holding company. As such, we and our subsidiary banks are subject to the comprehensive, consolidated supervision and regulation of the FRB, the OCC (in the case of our national subsidiary banks) and the FDIC, including risk-based and leverage capital ratio requirements, and Basel III liquidity requirements. Capital needs may rise above normal levels when we experience deteriorating earnings and credit quality, and our banking regulators may increase our capital requirements based on general economic conditions and our particular condition, risk profile and growth plans. In addition, we may be required to increase our capital levels even in the absence of actual adverse economic conditions or forecasts as a result of stress testing and capital planning based on hypothetical future adverse economic scenarios. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels. For a summary of recently announced capital rules, see “Capital Standards – Basel Framework” in “Supervision and Regulation” on page 8 of MD&A in this Form 10-K.
Stress testing and capital management under the Dodd-Frank Act may limit our ability to increase dividends, repurchase shares of our stock, and access the capital markets.
Under the CCAR, we are required to submit to the Federal Reserve each year our capital plan for the applicable planning horizon, along with the results of required stress tests. Each annual capital plan will, among other things, specify our planned actions with respect to dividends, redemptions, repurchases, capital raising, and similar matters and will be subject to the objection or non-objection by the Federal Reserve. Moreover, the CCAR process requires us to analyze the pro forma impact on our financial condition of various hypothetical future adverse economic scenarios selected by us or the Federal Reserve. We must maintain or raise capital sufficient to meet our risk management and regulatory expectations under such hypothetical scenarios. Similarly, Dodd-Frank Act Stress Tests (“DFAST”) are stress tests run by the Federal Reserve using its proprietary models to analyze the Company’s stressed capital position. In order to receive a “non-objection” from the Federal Reserve to its capital plan, it must pass both the Federal Reserve’s quantitatively modeled stress capital and a qualitative examination of its CCAR submission and capital plan. As required by the Dodd-Frank Act we also submit stress tests to the OCC (for Amegy and Zions) and FDIC (for CB&T) for our subsidiary banks with assets in excess of $10 billion. The severity of the hypothetical scenarios devised by the FRB and other bank regulators and employed in these stress tests is undefined by law or regulation, and is thus subject solely to the discretion of the regulators. The stress testing and capital planning processes may, among other things, require us to increase our capital levels, limit our dividends or other capital distributions to shareholders, modify our business strategies, or decrease our exposure to various asset classes.
Under stress testing and capital management standards implemented by bank regulatory agencies under the Dodd-Frank Act, we may declare dividends, repurchase common stock, redeem preferred stock and debt, access capital markets for certain types of capital, make acquisitions, and enter into similar transactions only if included in a capital plan to which the FRB has not objected. Any similar transactions not contemplated in our annual capital plan, other than those with a de minimus impact on actual or projected capital, may require a new stress test and capital plan, which is subject to FRB non-objection. These requirements may significantly limit our ability to respond to and take advantage of market developments.
We increasingly use models in the management of the Company, and in particular in the required stress testing and capital plan. There is risk that these models are incorrect or inaccurate in various ways, which can cause us to make non-optimal decisions, and this risk causes the Company to hold additional capital as a buffer against that risk.
We attempt to carefully develop, document, back test, and validate the models used in the management of the Company, including, for example, models used in the management of interest rate and liquidity risk, and those used in projecting stress losses in various segments of our credit and securities portfolios, and projecting net revenue under stress. Models are inherently imperfect for a number of reasons, however, and cannot perfectly predict outcomes. Management decisions based in part on such models, therefore, can be suboptimal. In addition, in determining the Company’s capital needs under stress testing, we attempt to specifically quantify the amounts by which model results could be incorrect, and we hold material additional amounts of capital as a buffer against this “model risk.”
New liquidity regulations, including regulations establishing a minimum Liquidity Coverage Ratio (“LCR”) and requiring monthly liquidity stress testing applicable to the Company may impact profitability.
The Company is subject to new liquidity regulations, including a requirement that it conduct monthly liquidity stress tests starting in January 2015, and that subject it to a new requirement that it maintain a modified LCR of at least 100% effective January 1, 2016. Current liquidity stress tests indicate that the Company is in compliance with the modified LCR requirement. Such stress testing is subject to ongoing model and assumptions changes which could affect results.
In order to meet the requirements of these new regulations, the Company expects to hold a higher portion of its assets in High Quality Liquid Assets (“HQLA”) and a lower portion of its assets in loans than was generally the case prior to such regulation. HQLA generally have lower yields than loans of the type made by the Company.
The regulation of incentive compensation under the Dodd-Frank Act may adversely affect our ability to retain our highest performing employees.
The bank regulatory agencies have published guidance and proposed regulations which limit the manner and amount of compensation that banking organizations provide to employees. These regulations and guidance may adversely affect our ability to attract and retain key personnel. If we were to suffer such adverse effects with respect to our employees, our business, financial condition and results of operations could be adversely affected, perhaps materially.

Increases in FDIC insurance premiums may adversely affect our earnings.
Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC insurance assessments. During 2008 and 2009, higher levels of bank failures dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks. These programs, which have since expired, placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. Further, under the Dodd-Frank Act, the assessment base was expanded to include non-deposit liabilities. We generally have only limited ability to control the amount of premiums that we are required to pay the FDIC for insurance. Changes in our required insurance premium payments may adversely impact our earnings.
Other legislative and regulatory actions taken now or in the future may have a significant adverse effect on our operations.
In addition to the Dodd-Frank Act described previously, bank regulatory agencies and international regulatory consultative bodies have proposed or are considering new regulations and requirements, some of which may be imposed without formal promulgation.
There can be no assurance that any or all of these regulatory changes or actions will ultimately be adopted. However, if adopted, some of these proposals could adversely affect the Company by, among other things: impacting after-tax returns earned by financial services firms in general; limiting the Company’s ability to grow; increasing taxes or fees on some of the Company’s funding or activities; limiting the range of products and services that the Company could offer; and requiring the Company to raise capital at inopportune times.
The ultimate impact of these proposals cannot be predicted as it is unclear which, if any, may be adopted.
We could be adversely affected by accounting, financial reporting, and regulatory and compliance risk.
The Company is exposed to accounting, financial reporting, and regulatory/compliance risk. The Company provides to its customers, invests in, and uses for its own capital, funding, and risk management needs a number of complex financial products and services. Estimates, judgments, and interpretations of complex and changing accounting and regulatory policies are required in order to provide and account for these products and services. Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and conditions. The level of regulatory/compliance oversight has been heightened in recent periods as a result of rapid changes in regulations that affect financial institutions. The administration of some of these regulations and related changes has required the Company to comply before their formal adoption. Identification, interpretation and implementation of complex and changing accounting standards as well as compliance with regulatory requirements therefore pose an ongoing risk.
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
The Company’s asset-backed investment securities portfolio includes CDOs collateralized primarily by trust preferred securities issued by bank holding companies. Many factors, some of which are beyond the Company’s control, significantly influence the fair value and impairment status of these securities. These factors include, but are not limited to, defaults, deferrals and restructurings by debt issuers, the views of banking regulators, changes in our accounting treatment with respect to these securities, rating agency downgrades of securities, limited market pricing of securities, or market pricing that varies from the Company’s current model valuations, and changes in prepayment rates and future interest rates. The occurrence of one or more of these factors could result in additional OTTI charges with respect to our CDO portfolio, which could be material.

The Company may not be able to utilize the significant deferred tax asset recorded on its balance sheet.
The Company’s balance sheet includes a significant deferred tax asset. The largest components of this asset result from additions to our allowance for loan and lease losses for purposes of generally accepted accounting principles in excess of loan losses actually taken for tax purposes and other-than-temporary impairment losses on our securities portfolio that have not yet been realized for tax purposes by selling the securities. Our ability to continue to record this deferred tax asset is dependent on the Company’s ability to realize its value through net operating loss carrybacks or future projected earnings. Loss of part or all of this asset would adversely impact tangible capital. In addition, inclusion of this asset in determining regulatory capital is subject to certain limitations. Currently no deferred tax assets are disallowed for regulatory purposes either on a consolidated basis or at any of the Company’s subsidiary banks.
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
During 2013, our Board of Directors approved a significant investment by us to replace our loan and deposit systems and to upgrade our accounting systems. The new integrated system for most of our loans and deposits is expected to employ technology that is a significant improvement over our current systems. These initiatives will be completed in phases to allow for appropriate testing and implementation so as to minimize time delays and cost overruns. However, these initiatives are in the early stages and by their very nature, projections of duration, cost, expected savings, and related items are subject to change and significant variability.
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
We are a holding company that conducts substantially all of our operations through our banking and other subsidiaries. The Parent receives substantially all of its revenues from dividends from its subsidiaries. These dividends are a principal source of funds to pay dividends on our common and preferred stock and interest and principal on our debt. We and certain of our subsidiaries experienced periods of unprofitability or reduced profitability during the recent severe recession. The ability of the Company and its subsidiary banks to pay dividends is restricted by regulatory requirements, including profitability and the need to maintain required levels of capital. Lack of profitability or reduced profitability exposes us to the risk that regulators could restrict the ability of our subsidiary banks to pay dividends. It also increases the risk that the Company may have to establish a “valuation allowance” against its net deferred tax asset or have that asset disallowed for regulatory capital purposes.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC’s staff 180 days or more before the end of the Company’s fiscal year relating to its periodic or current reports filed under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES
At December 31, 2014, the Company operated 460 domestic branches, of which 286 are owned and 174 are leased. The Company also leases its headquarters offices in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance and taxes. For additional information regarding leases and rental payments, see Note 17 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
The information contained in Note 17 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ on February 18, 2015 was $26.04 per share.

The following schedule sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on NASDAQ:

	2014		2013
	High	Low	High	Low

1st Quarter	$33.33	$27.82	$25.86	$21.56
2nd Quarter	31.87	27.65	29.41	23.10
3rd Quarter	30.89	27.44	31.40	26.79
4th Quarter	29.93	25.02	30.13	26.89
During 2014, the Company issued $525 million of common stock, which consisted of approximately 17.6 million shares at a price of $29.80 per share. Net of commissions and fees, this issuance added approximately $516 million to common stock.

See Note 13 of the Notes to Consolidated Financial Statements for further information regarding equity transactions during 2014.

As of February 18, 2015, there were 5,323 holders of record of the Company’s common stock.

EQUITY CAPITAL AND DIVIDENDS
We have 4,400,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2014, 66,034, 143,750, 171,827, 126,221, 300,893, and 195,152 of preferred shares series A, F, G, H, I, and J respectively, have been issued and are outstanding. In addition, holders of $151 million of the Company’s subordinated debt have the right to convert that debt into either Series A or C preferred stock. In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid quarterly or semiannually in arrears. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. All of the outstanding series of preferred stock are registered with the SEC. In addition, Series A, F, G, and H preferred stock are listed and traded on the New York Stock Exchange. See Note 13 of the Notes to Consolidated Financial Statements for further information regarding the Company’s preferred stock.

The frequency and amount of common stock dividends paid during the last two years are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2014	$0.04	$0.04	$0.04	$0.04
2013	0.01	0.04	0.04	0.04
The Company’s Board of Directors approved a dividend of $0.04 per common share payable on February 26, 2015 to shareholders of record on February 19, 2015. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition, and regulatory approvals.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

SHARE REPURCHASES
The following schedule summarizes the Company’s share repurchases for the fourth quarter of 2014:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

October	985	$28.80	—	$—
November	316	29.06	—	—
December	1,057	27.51	—	—
Fourth quarter	2,358	28.26	—
1Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock and restricted stock units under the “withholding shares” provision of an employee share-based compensation plan.
PERFORMANCE GRAPH
The following stock performance graph compares the five-year cumulative total return of Zions Bancorporation’s common stock with the Standard & Poor’s 500 Index and the KBW Bank Index, both of which include Zions Bancorporation. The KBW Bank Index is a market capitalization-weighted bank stock index developed and published by Keefe, Bruyette & Woods, Inc., a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 24 geographically diverse stocks representing national money center banks and leading regional financial institutions. The stock performance graph is based upon an initial investment of $100 on December 31, 2009 and assumes reinvestment of dividends.

PERFORMANCE GRAPH FOR ZIONS BANCORPORATION
INDEXED COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	2009	2010	2011	2012	2013	2014

Zions Bancorporation	100.0	189.2	127.4	167.8	235.9	225.8
KBW Bank Index	100.0	123.3	94.9	125.8	172.9	188.9
S&P 500	100.0	114.8	117.2	135.8	179.4	203.6

ITEM 6. SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

(Dollar amounts in millions, except per share amounts)	2014/2013 Change	2014	2013	2012	2011	2010
For the Year
Net interest income	-1%	$1,680.0	$1,696.3	$1,731.9	$1,756.2	$1,714.3
Noninterest income	+51%	508.6	337.4	419.9	498.2	453.6
Total revenue	+8%	2,188.6	2,033.7	2,151.8	2,254.4	2,167.9
Provision for loan losses	-13%	(98.1)	(87.1)	14.2	74.5	852.7
Noninterest expense	-3%	1,665.3	1,714.4	1,595.0	1,658.6	1,718.3
Impairment loss on goodwill	—%	—	—	1.0	—	—
Income (loss) before income taxes	+53%	621.4	406.4	541.6	521.3	(403.1)
Income taxes (benefit)	+56%	222.9	142.9	193.4	198.6	(106.8)
Net income (loss)	+51%	398.5	263.5	348.2	322.7	(296.3)
Net income (loss) applicable to noncontrolling interests	-100%	—	(0.3)	(1.3)	(1.1)	(3.6)
Net income (loss) applicable to controlling interest	+51%	398.5	263.8	349.5	323.8	(292.7)
Net earnings (loss) applicable to common shareholders	+11%	326.6	294.0	178.6	153.4	(412.5)

Per Common Share
Net earnings (loss) – diluted	+6%	1.68	1.58	0.97	0.83	(2.48)
Net earnings (loss) – basic	+6%	1.68	1.58	0.97	0.83	(2.48)
Dividends declared	+23%	0.16	0.13	0.04	0.04	0.04
Book value [1]	+6%	31.35	29.57	26.73	25.02	25.12
Market price – end		28.51	29.96	21.40	16.28	24.23
Market price – high		33.33	31.40	22.81	25.60	30.29
Market price – low		25.02	21.56	16.40	13.18	12.88

At Year-End
Assets	+2%	57,209	56,031	55,512	53,149	51,035
Net loans and leases	+3%	40,064	39,043	37,665	37,258	36,830
Deposits	+3%	47,847	46,362	46,133	42,876	40,935
Long-term debt	-52%	1,092	2,274	2,337	1,954	1,943
Shareholders’ equity:
Preferred equity	—%	1,004	1,004	1,128	2,377	2,057
Common equity	+17%	6,366	5,461	4,924	4,608	4,591
Noncontrolling interests	—%	—	—	(3)	(2)	(1)

Performance Ratios
Return on average assets		0.71%	0.48%	0.66%	0.63%	(0.57)%
Return on average common equity		5.42%	5.73%	3.76%	3.32%	(9.26)%
Tangible return on average tangible common equity		6.70%	7.44%	5.18%	4.72%	(11.88)%
Net interest margin		3.26%	3.36%	3.57%	3.77%	3.70%

Capital Ratios [1]
Equity to assets		12.88%	11.54%	10.90%	13.14%	13.02%
Tier 1 common		11.92%	10.18%	9.80%	9.57%	8.95%
Tier 1 leverage		11.82%	10.48%	10.96%	13.40%	12.56%
Tier 1 risk-based capital		14.47%	12.77%	13.38%	16.13%	14.78%
Total risk-based capital		16.27%	14.67%	15.05%	18.06%	17.15%
Tangible common equity		9.48%	8.02%	7.09%	6.77%	6.99%
Tangible equity		11.27%	9.85%	9.15%	11.33%	11.10%

Selected Information
Average common and common-equivalent shares (in thousands)		192,789	184,297	183,236	182,605	166,054
Common dividend payout ratio		9.56%	8.20%	4.14%	4.80%	na
Full-time equivalent employees		10,462	10,452	10,368	10,606	10,524
Commercial banking offices		460	469	480	486	495

[1]	At year-end.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY
Company Overview
Zions Bancorporation (“the Parent”) and subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) together comprise a $57 billion financial holding company headquartered in Salt Lake City, Utah. The Company is considered a “systemically important financial institution” under the Dodd-Frank Act.

•	As of December 31, 2014, the Company was the 16th largest domestic bank holding company in terms of deposits and is included in the S&P 500 and NASDAQ Financial 100 indices.

•	At December 31, 2014, the Company operated banking businesses through 460 domestic branches in eleven western and southwestern states.

•	The Company ranked 4th in small business lending of large institutions in the Small Business Administration’s “Small Business Lending in the United States 2013” report released in December, 2014.

•
The Company has been awarded numerous “Excellence” awards by Greenwich Associates, having received 12 awards for the 2013 survey; only 12 U.S. banks were awarded more than 10 excellence awards. The 2014 awards were not available at the time of publication for this document.

•	Revenues and profits are primarily derived from commercial customers.

•	The Company also emphasizes mortgage banking, wealth management and brokerage services.

Long-Term Strategy
We strive to maintain a local community and regional bank approach for customer-facing elements of our business. We believe that our target customers appreciate the local focus and fast decision-making provided by our local management teams. By retaining a significant degree of autonomy in product offerings and pricing, we believe our banks have a meaningful competitive advantage over larger national banks whose loan and deposit products are often homogeneous. However, we centralize or oversee centrally many non-customer facing operations, such as risk and capital management, and technology and back office operations. Currently, the Company is undertaking an extensive overhaul of its back office and accounting systems and is further evaluating ways to streamline its operations and improve its overall efficiency. By centralizing many of these functions, we believe we can generally achieve greater economies of scale and stronger risk management, and that scale gives our portfolio of community banks superior access to capital markets, more robust treasury management and other product capabilities than smaller, independent community banks.
Our strategy is driven by four key factors:

•	focus on geographies representing growth markets;

•	maintain a sustainable competitive advantage over large national and global banks by keeping many decisions that affect customers local;

•
maintain a sustainable competitive advantage over community banks by delivering superior products, realizing productivity and efficiencies derived from economies of scale, and providing a lower cost of capital; and

•	centralize and standardize policies and oversight of key risks, technology and operations.
The Company continues to evaluate and alter its strategies as it attempts to mitigate adverse impacts on shareholder returns; however, given the still-changing regulatory environment, the results of these efforts cannot yet be known.

Focus on Geographies Representing Growth Markets
The Company seeks to grow both organically and through acquisitions in growth markets, primarily in the Western part of the United States. The states in our Western geographic footprint have, on average, experienced higher rates of population and economic growth than the rest of the country. Our footprint is well diversified by industry and enjoys strong business formation rates, real estate development, and general economic expansion.

•
GDP growth in our footprint has exceeded nominal U.S. GDP by an average of 1.2% per year (compounded) over the last 10 years; i.e., from 2003-2013, nominal U.S. GDP grew by 3.9%, while nominal GDP in Zions’ footprint (weighted by December 31, 2014 assets) grew by 5.1%.

•
Job creation within the Zions’ footprint has greatly exceeded the national rate during the past 10 years. U.S. nonfarm payroll jobs increased by 6.2% during the last 10 years; however, job creation in Zions’ footprint increased by 15.2%.

While some states in our footprint experienced a significant slowing in economic activity during the recent recession, others experienced above-average growth and stronger resistance to the economic downturn.

More than 77% of the Company’s assets are held in the banks headquartered in Utah, Texas and California. Zions Bank has approximately $19 billion in assets, which represent 33% of the Company’s assets. Zions Bank is the second largest full-service commercial bank in the state of Utah and the fourth largest in Idaho as measured by domestic deposits, and operates in all submarkets in Utah and most submarkets in Idaho. The Utah economy is primarily based on the energy, agriculture, real estate, computer technology, education, health care, and financial services sectors. During 2014, Utah employment grew at a rate of 3.9% compared to the national employment growth rate of 1.8%. This growth improved Utah’s overall unemployment rate to 3.5% in 2014 from 4.1% in 2013. In addition, the Utah state government has been recognized for its policies promoting a business-friendly climate, providing a predictable and stable tax policy, and controlling government spending levels. See “Business Segment Results” on page 46 for further discussion on the 2014 performance of Zions Bank.

Amegy, located in Texas, has $14 billion in assets, which represent approximately 24% of the Company’s assets. Texas has a well diversified economy that is the second largest in the United States. Significant drivers of its growth are the energy, health care, manufacturing, transportation, and technology sectors. In addition, the Texas economic environment benefits from business-friendly growth policies and affordable housing markets. These attributes and industry sectors have propelled the Texas economy to outperform the nation, which has resulted in the unemployment rate declining to 4.6% compared to the national rate of 5.6%. Amegy’s three primary markets, Houston, Dallas and San Antonio, experienced strong job growth in 2014. However, due to the decline in energy commodity prices in late 2014, economic conditions are generally expected to slow compared to 2014. Included within this document is an extensive discussion on the Company’s energy-related exposure as found on page 65. See “Business Segment Results” on page 46 for further discussion on the 2014 performance of Amegy.

CB&T has approximately $11 billion in assets, which represent 20% of the Company’s assets. Trends in unemployment, home foreclosures, and bank credit problems continue to improve throughout California, resulting in corresponding reductions in problem credits and nonperforming assets at CB&T. During 2014, California employment grew 2.1%, which marked the state’s third straight year growing at least 2%. This growth improved California’s overall unemployment rate to 7.0% in 2014 from 8.3% in 2013. California’s recovery, however, has been uneven with coastal areas experiencing much greater gains in employment and housing prices than the interior parts of the state. CB&T’s primary markets – the coastal and major metropolitan areas in California including the San Francisco Bay area, Los Angeles County, Orange County, and San Diego – continued to experience economic improvements in 2014 compared to 2013. Unemployment rates are much lower in CB&T’s primary markets compared to the state as a whole. See “Business Segment Results” on page 46 for further discussion of the 2013 performance of CB&T.

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
Maintain a Sustainable Competitive Advantage Over Community Banks
To create a sustainable competitive advantage over other smaller community banks, we focus on achieving better product breadth and quality, productivity, economies of scale, availability of liquidity, and a lower cost of capital. Compared to community banks, our objectives include the following:

•	Use the combined scale of all of our banking operations to create a broad product offering;

•	Utilize our larger capital base and breadth of product offerings to lend to business customers of a wide range of sizes, from small businesses to large companies;

•
For certain products for which economies of scale are believed to be critical, we “manufacture” the product centrally or are able to obtain services from third-party vendors at lower costs due to volume-driven pricing power; and

•
Take advantage of our combined size and diversification that affords us superior access to the capital markets for debt and equity financing; over the long term, this advantage has historically, and should in the future, result in a lower cost of capital than our subsidiary banks could achieve on their own.

Centralize and Standardize Policies and Oversight of Key Risks
We seek to standardize policies and practices related to the management of key risks in order to assure a consistent risk profile in an otherwise decentralized management model. Among these key risks and functions are credit, interest rate, liquidity, and market risks.

•	The Company conducts regular stress testing of the loan portfolio using multiple economic scenarios. Such tests help to identify pockets of risk and enable management to reduce risk.

•	The Company oversees credit risk using a single credit policy and specialists in business, commercial real estate, and consumer lending; additionally the Company’s manages concentration risk.

•	The Company regularly measures interest rate and liquidity risk and uses capital markets instruments to adjust risks to stay within Board-approved levels.

•	The Company centrally monitors and oversees operational risk. Centralized internal audit, credit examination, and compliance functions test compliance with established policies.
MANAGEMENT’S OVERVIEW OF 2014 PERFORMANCE
The Company reported net earnings applicable to common shareholders for 2014 of $326.6 million or $1.68 diluted earnings per share compared to $294.0 million or $1.58 per diluted common share for 2013.
While we are encouraged with the 2014 results, net income and returns on capital are still lower than peers and the Company’s aspirations.

Areas Experiencing Strength in 2014

•
Net income to common shareholders improved in 2014. Two major items had a significant adverse impact on profitability during the year: 1) while debt extinguishment cost related to high-cost debt was lower than it was in 2013, the Company still had $44.4 million of debt extinguishment cost in 2014, and 2) elevated salaries and employee benefits due largely to the Company’s initiative to streamline its back office and accounting. Two major items had a significant favorable impact on profitability in 2014: 1) the negative provision for loan losses and unfunded lending commitments of $106.7 million (which is not expected to continue in 2015), and 2) the reduction of interest expense on long-term debt from the debt redemptions and maturities.

•
Tier 1 common (“T1C”) capital plus reserves for credit losses improved and ranks well above the peer median (see Chart 1). In July of 2014 the Company issued $525 million of common equity in response to the CCAR results; as a result of this action, as well as increased retained earnings, the T1C capital ratio further improved to 11.92% at December 31, 2014.

•
Additionally, we made significant progress towards reducing the cost of debt. In 2014, we reduced long-term debt by $1.2 billion through tender offers, early calls and redemptions at maturity. As a result of these actions, we estimate that interest expense on long-term debt in 2015 will decline by approximately $53 million.

•
Asset quality improved significantly; nonperforming lending-related assets declined 28% in 2014 (see Chart 2), and net charge-offs declined to $42 million in 2014 compared to $52 million in 2013. As a result, credit costs, including the provision for loan losses and unfunded lending commitments, other real estate expense and credit-related expense, declined approximately 16%.

•
Despite a difficult interest rate environment and modest loan growth, net interest income only declined 1.0% in 2014 compared to 2013 (see Chart 3), and grew slightly in the fourth quarter of 2014. The decline was due to reduced income from FDIC-supported loans as that portfolio, purchased in 2009, winds down.

•
During 2014 we undertook considerable actions to reduce risk by selling a significant portion of the Company’s construction and land development loans, as well as significantly reducing the size of the CDO portfolio.

•
Tangible book value per common share improved by 9.8% in 2014, compared to 2013, due to increased retained earnings and a reduction in OCI due to CDO sales and improvement in the market value of the remaining CDO securities.

Chart 1. TIER 1 COMMON CAPITAL + RESERVES AS A PERCENTAGE OF RISK-WEIGHTED ASSETS*

Chart 2. NONPERFORMING LENDING-RELATED ASSETS AS A PERCENTAGE OF NET LOANS
AND OTHER REAL ESTATE OWNED

Chart 3. NET INTEREST INCOME
(amounts in millions)
Areas Experiencing Weakness in 2014

•
Although net income applicable to common shareholders improved in 2014, the additional common equity issued in response to the Federal Reserve 2014 stress test results for the Company and additional retained earnings meant that returns on common equity declined. For example, the tangible return on tangible common equity declined to 6.7% in 2014 from 7.4% in 2013.

•
Although loans increased somewhat compared to 2013, the growth was very modest. Loans increased on a net basis by $1.0 billion, or 2.6%, compared to December 31, 2013, including increases of $704 million in commercial and industrial and $459 million in 1-4 family residential. As noted, the Company particularly constrained the growth in construction and land development loans in 2014 for risk management purposes. We also continued to experience weakness resulting from attrition in our National Real Estate Group owner-occupied loan portfolio, which is expected to continue. This business is a wholesale business and depends upon loan referrals from other community banking institutions; due to generally soft loan demand nationally, many banks are retaining, rather than selling, their loan production.

•
Our net interest margin declined to 3.26% in 2014 from 3.36% in 2013, which was due primarily to a reduction in FDIC-supported loan income as that portfolio continues to wind down, competitive pricing pressure, and improvement in the underlying quality of our borrowers’ financial condition (see discussion on asset quality on page 72). Nevertheless, our NIM continued to remain reasonably strong relative to other peer banks, and actually improved slightly in the fourth quarter of 2014 compared to the third quarter.

•
Redemption expenses of high-cost debt weighed significantly on profitability. The high cost of debt is a byproduct of our efforts to stabilize the Company’s capital base and funding during the recent recession. While significant debt refinancing activities were completed in 2014, some additional relatively expensive debt that matures in 2015 remains.

•
Noninterest expense levels are elevated and are expected to remain higher than normal as we continue to implement several technology initiatives that are designed to streamline the efficiency of the Company. Upon completion of these initiatives, we expect expenses relative to revenues to improve meaningfully.

Areas of Focus for 2015
In 2015, we are focused on improving Company profitability and returns on equity with initiatives across the enterprise. Major areas of emphasis include:
Business activities:

•	Stabilize and improve net interest margin by:

◦	Continuing to incrementally deploy the Company’s excess cash into higher yielding, short-to-medium duration HQLA, which was begun in the latter half of 2014.

◦	Complete the retirement of expensive long-term debt that arose from actions taken during the economic crisis.

•	Continue to emphasize loan growth, particularly through continued strong business lending and additional growth in residential mortgage lending; and

•	Continue efforts to increase fee income.
Continued improvements in the capital structure:

•
In addition to the retirement of debt mentioned previously, over time seek to alter the mix of capital in our capital structure; that mix currently includes relatively higher levels of preferred stock than peer institutions.

Credit:

•
Maintain strong levels of asset quality. We expect energy loans to experience deterioration although losses are currently expected to be modest; however, we expect continued modest improvement in other segments of the loan portfolio.

Operations:

•	Continue to invest in previously announced major upgrades to the Company’s systems, while maintaining noninterest expenses at or near current levels.

•	Pursue further opportunities for operating efficiencies.

•	Continue responsible risk management improvements.

Schedule 1 presents the key drivers of the Company’s performance during 2014 and 2013.

Schedule 1
KEY DRIVERS OF PERFORMANCE
2014 COMPARED TO 2013

Driver	2014	2013	Change better/(worse)

	(Amounts in billions)
Average net loans and leases	$39.5	$38.1	4%
Average money market investments	8.2	8.8	(7)%
Average noninterest-bearing deposits	19.6	18.0	9%
Average total deposits	46.3	45.3	2%

	(Amounts in millions)
Net interest income	$1,680.0	$1,696.3	(1)%
Provision for loan losses	(98.1)	(87.1)	13%
Net impairment losses on investment securities	—	(165.1)	100%
Other noninterest income	508.6	502.5	1%
Noninterest expense	1,665.3	1,714.4	3%

Nonaccrual loans [1]	307	406	24%

Net interest margin	3.26%	3.36%	(10)bps
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned [2]	0.81%	1.15%	34 bps
Ratio of total allowance for credit losses to net loans and leases outstanding	1.71%	2.14%	43 bps
Tier 1 common capital ratio	11.92%	10.18%	174 bps
1 Includes FDIC-supported loans.
2 Includes loans for sale.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Note 1 of the Notes to Consolidated Financial Statements contains a summary of the Company’s significant accounting policies. Discussed below are certain significant accounting policies that we consider critical to the Company’s financial statements. These critical accounting policies were selected because the amounts affected by them are significant to the financial statements. Any changes to these amounts, including changes in estimates, may also be significant to the financial statements. We believe that an understanding of these policies, along with the related estimates we are required to make in recording the financial transactions of the Company, is important to have a complete picture of the Company’s financial condition. In addition, in arriving at these estimates, we are required to make complex and subjective judgments, many of which include a high degree of uncertainty. The following discussion of these critical accounting policies includes the significant estimates related to these policies. We have discussed each of these accounting policies and the related estimates with the Audit Committee of the Board of Directors.

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

Fair Value Estimates
The Company measures or monitors many of its assets and liabilities on a fair value basis. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase consistency and comparability in fair value measurements, current accounting guidance has established a three-level hierarchy to prioritize the valuation inputs among (1) observable inputs that reflect quoted prices in active markets, (2) inputs other than quoted prices with observable market data, and (3) unobservable data such as the Company’s own data or single dealer nonbinding pricing quotes.

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

For assets and liabilities recorded at fair value, the Company’s policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those items where there is an active market. In certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Company is required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument. The models used to determine fair value adjustments are regularly evaluated by management for relevance under current facts and circumstances.

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

Investment securities are reviewed formally on a quarterly basis for the presence of OTTI. The evaluation process takes into account current market conditions, the fair value of the security relative to its amortized cost, and many other factors. The decision to deem these securities OTTI is based on a specific analysis of the structure of each security and an evaluation of the underlying collateral. OTTI is considered to have occurred if its fair value is below amortized cost and (1) we intend to sell the security, or (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria.

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

There are numerous components that enter into the evaluation of the allowance for loan losses. Although we believe that our processes for determining an appropriate level for the allowance adequately address the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates and projections could require an additional provision for credit losses. As an example, if the PD risk grade, for all pass-graded commercial and CRE loans, was immediately downgraded one grade on a 1-14 grade scale, the quantitatively determined amount of the allowance for loan losses at December 31, 2014 would increase by approximately $77 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in risk grades may have on the allowance estimation process.

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

Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 63 contain further information and more specific descriptions of the processes and methodologies used to estimate the allowance for credit losses.

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

•	selection of comparable publicly traded companies based on location, size, and business focus and composition;

•	selection of market comparable acquisition transactions based on location, size, business focus and composition, and date of the transaction;

•	the discount rate, which is based on Zions’ estimate of its cost of capital, applied to future cash flows;

•	the projections of future earnings and cash flows of the reporting unit;

•	the relative weight given to the valuations derived by the three methods described; and

•	the control premium associated with reporting units.
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

During the fourth quarter of 2014, we performed our annual goodwill impairment evaluation of the entire organization, effective October 1, 2014. Upon completion of the evaluation process, we concluded that none of our subsidiary banks was impaired. Furthermore, the evaluation process determined that the fair values of Amegy, CB&T, and Zions Bank exceeded their carrying values by 27%, 40% and 33%, respectively. Additionally, we performed a hypothetical sensitivity analysis on the discount rate assumption to evaluate the impact of an adverse change to this assumption. If the discount rate applied to future earnings were increased by 100 bps, the fair values of Amegy, CB&T, and Zions Bank would exceed their carrying values by 17%, 30% and 13%, respectively. Additionally, because of the significant decline in energy prices since October 1, 2014, we ran additional sensitivity analyses to estimate the impact that the decline would have on Amegy’s value. Even in the most severe of the additional sensitivity analyses related to the decline in energy prices, the goodwill of Amegy was not considered impaired. Note 9 of the Notes to Consolidated Financial Statements contains additional information related to goodwill.

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

The Company had net Deferred Tax Assets (“DTAs”) of $224 million at December 31, 2014, compared to $304 million at December 31, 2013. The most significant portions of the deductible temporary differences relate to (1) the allowance for loan losses, (2) fair value adjustments or impairment write-downs related to securities and (3) deferred compensation arrangements. No valuation allowance has been recorded as of December 31, 2014 related to DTAs except for a full valuation reserve related to certain acquired net operating losses from an immaterial nonbank subsidiary. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to (1) carry back net operating losses to prior tax periods, (2) utilize the reversal of taxable temporary differences to offset deductible temporary differences, (3) implement tax planning strategies that are prudent and feasible, and (4) generate future taxable income.

After considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that the Company will realize the existing DTAs and that an additional valuation allowance is not needed.

On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are also reassessed on a regular basis. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. The Company has tax reserves at December 31, 2014 of approximately $2 million, net of federal and/or state benefits, for uncertain tax positions primarily for various state tax contingencies in several jurisdictions.

Note 14 of the Notes to Consolidated Financial Statements contains additional information regarding income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 2 of the Notes to Consolidated Financial Statements discusses recently issued accounting pronouncements that the Company will be required to adopt. Also discussed is the Company’s expectation of the impact these new accounting pronouncements will have, to the extent they are material, on the Company’s financial condition, results of operations, or liquidity.

RESULTS OF OPERATIONS
The Company reported net earnings applicable to common shareholders of $326.6 million, or $1.68 per diluted common share for 2014, compared to $294.0 million, or $1.58 per diluted common share for 2013. The following changes had a favorable impact on net earnings applicable to common shareholders:

•	$165.1 million decrease in net impairment losses on investment securities;

•	$75.8 million decrease in debt extinguishment cost;

•	$62.8 million decrease in interest on long-term debt;

•	$23.6 million decrease in preferred stock dividends;

•	$19.3 million decrease in other noninterest expense; and

•	$13.3 million increase in fixed income securities gains.
The impact of these items was partially offset by the following:

•	$125.7 million decrease in preferred stock redemption benefit;

•	$85.0 million decrease in interest and fees on loans;

•	$80.0 million increase in income tax expense; and

•	$43.5 million increase in salaries and employee benefits.

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
Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of the Company’s revenue. For 2014, taxable-equivalent net interest income was $1,696.1 million, compared to $1,711.8 million and $1,750.2 million, in 2013 and 2012, respectively. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all years presented.
Net interest margin in 2014 vs. 2013
The net interest margin was 3.26% and 3.36% for 2014 and 2013, respectively. The decrease resulted primarily from lower yields on loans and AFS investment securities. The impact of these items was partially offset by lower yields and balances on the Company’s long-term debt.
Even though the Company’s average loan portfolio was $1.4 billion higher during 2014, compared to 2013, the average interest rate earned on those assets was 4.39%, which is 38 bps lower than the comparable prior year rate. This decline in interest income was primarily caused by (1) reduced interest income on loans acquired with FDIC assistance in 2009, as those acquired portfolios were successfully managed down, (2) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (3) loans originated at lower rates than the weighted average rate of the existing portfolio. The primary reasons for the narrowing of credit and interest rate spreads are a combination of competitive pricing pressures and improved customer credit, which are the result of a more stable economic environment than a few years ago; a portion of the narrowing of the spreads may be attributed to the improved fundamental condition of the Company’s borrowers, such as stronger earnings and improved leverage ratios.
The average HTM securities portfolio was $609 million during 2014, compared to $762 million during the same prior year period. During the fourth quarter of 2013, the Company reclassified a substantial portion of its CDO securities from HTM to AFS as a result of the impact of the Volcker Rule. The average yield earned during 2014 on HTM securities was 36 bps higher than the yield in 2013, primarily due to the reclassification of CDO securities into the AFS portfolio during the fourth quarter of 2013 that have a lower-yield than the remaining securities in the HTM portfolio.
The average balance of AFS securities for 2014 increased by $365 million, or 11.7%, compared to 2013, and the average yield in 2014 was 15 bps lower than in 2013. The increase in AFS securities was due primarily to purchases of approximately $1.0 billion par amount of agency pass-through securities. The yield was also impacted by the sale of $913 million amortized cost of the Company’s CDO securities during 2014.
Average noninterest-bearing demand deposits provided the Company with low cost funding and comprised 42.4%

of average total deposits for 2014, compared to 39.7% for 2013. Average interest-bearing deposit balances were down 2.5% in 2014 compared to 2013; however, the rate paid declined by 3 bps to 19 bps, thus continuing the difficulty to reduce deposit costs further as these costs approach zero.
From December 31, 2013, the Company has reduced long-term debt by $1.2 billion as a result of tender offers, early calls, and redemptions at maturity, including $835 million during the third quarter of 2014. These actions led to a decrease of $463 million, or 20.3%, of the Company’s average long-term debt outstanding in 2014 compared to 2013. The average interest rate paid on long-term debt for 2014 decreased by 138 bps compared to 2013. Refer to the “Liquidity Risk Management” section beginning on page 81 for more information.
During 2014, most of the Company’s cash in excess of that needed to fund earning assets was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments were 15.8% of total interest-earning assets, compared to 17.3% in the prior year.
See “Interest Rate and Market Risk Management” on page 76 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.
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
Even though the Company’s average loan portfolio, excluding FDIC-supported loans, was $1.3 billion higher in 2013 than in 2012, the average interest rate earned on those assets was 42 bps lower. This decline in interest income was driven by a reduction in FDIC-supported loan income as that portfolio continues to wind down, competitive pricing pressure, and improvement in the underlying quality of our borrowers’ financial condition (see discussion on asset quality on page 72).
The yield earned on AFS securities during 2013 was 77 bps lower than in the prior year. The yield decline primarily related to lower yields on asset-backed securities. The fair values of these securities increased during 2013, but the coupon rates stayed the same, resulting in lower yields. Also, the interest rates for most of the securities in the AFS securities portfolio are based on variable rate indexes such as the 3-month LIBOR rate, which decreased between these years.
During 2013, most of the Company’s excess liquidity was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments increased to 17.3% of total interest-earning assets in 2013 compared to 16.2% in the prior year. The average rate earned on these investments remained essentially unchanged for these years.
Noninterest-bearing demand deposits provided the Company with low cost funding and comprised 39.7% of average total deposits in 2013 compared to 38.4% in 2012. Additionally, the average rate paid on interest-bearing deposits during 2013 decreased by 8 bps compared to 2012.
During 2013, the Company refinanced a portion of its long-term debt by redeeming and repurchasing higher cost debt, while issuing new lower cost debt. This resulted in a $39 million increase in the average balance of long-term debt. The average interest rate paid on long-term debt decreased by 191 bps due to these transactions, as well as a reduction in the accelerated amortization of discount related to conversions of subordinated debt to preferred stock. Refer to the “Liquidity Management Actions” section on page 83 for more information.

Chart 4 illustrates recent trends in the net interest margin and the average federal funds rate.

Chart 4. NET INTEREST MARGIN
See “Interest Rate and Market Risk Management” on page 76 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.
The spread on average interest-bearing funds was 2.99%, 3.02%, and 3.16% for 2014, 2013, and 2012, respectively. The spread on average interest-bearing funds for 2014 was affected by the same factors that had an impact on the net interest margin.
We expect the mix of interest-earning assets to change over the next several quarters due to further decreases in the FDIC-supported/PCI loan portfolio, and slight-to-moderate loan growth in the commercial and industrial and residential mortgage portfolios, accompanied by somewhat less growth in commercial real estate loans. In addition, as discussed below, we are incrementally investing in short-to-medium duration agency pass-through securities that qualify as HQLA; over time we expect these investments to reduce the proportion of earning assets in cash and money market instruments, and increase the proportion of AFS securities. Average yields on the loan portfolio are likely to continue to experience modest downward pressure due to competitive pricing, lower benchmark indices (such as LIBOR), and growth in lower-yielding residential mortgages; however, we expect this pressure to be somewhat less likely than in the prior two years. We believe that some of the downward pressure on the net interest margin will be mitigated by lower interest expense on reduced levels of long-term debt that resulted from the Company’s tender offers, early calls, and maturities during 2014. Additional reductions to long-term debt will occur due to maturities in 2015. We also believe we can offset some of the pressure on the net interest margin through loan growth.
The Company expects to remain “asset-sensitive” (which refers to net interest income increasing as a result of a rising interest rate environment) with regard to interest rate risk. In response to new liquidity and liquidity stress-testing regulations, which elevate, relative to historic levels, the proportion of high quality liquid assets that the Company will be required to hold on its balance sheet, we decided in the second half of 2014 to begin deploying cash into short-to-medium duration agency pass-through securities. In 2014, the Company increased its HQLA securities by approximately $1.0 billion par amount and is continuing these purchases in 2015. Over time these purchases are expected to somewhat reduce our asset sensitivity compared to previous periods. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience due to the prolonged period of very low interest rates. Further detail on interest rate risk is discussed in “Interest Rate Risk” on page 77.

The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.
Schedule 2
DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY
AVERAGE BALANCE SHEETS, YIELDS AND RATES

	2014			2013
(Amounts in millions)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$8,211	$21.4	0.26%	$8,848	$23.4	0.26%
Securities:
Held-to-maturity	609	32.1	5.27	762	37.4	4.91
Available-for-sale	3,472	75.3	2.17	3,107	72.2	2.32
Trading account	61	2.0	3.22	32	1.0	3.29
Total securities	4,142	109.4	2.64	3,901	110.6	2.84
Loans held for sale	128	4.6	3.63	149	5.4	3.58
Loans and leases [2]	39,523	1,733.7	4.39	38,107	1,817.5	4.77
Total interest-earning assets	52,004	1,869.1	3.59	51,005	1,956.9	3.84
Cash and due from banks	897			1,016
Allowance for loan losses	(690)			(830)
Goodwill	1,014			1,014
Core deposit and other intangibles	31			44
Other assets	2,634			2,693
Total assets	$55,890			$54,942
LIABILITIES
Interest-bearing deposits:
Saving and money market	$23,532	37.0	0.16	$22,891	39.7	0.17
Time	2,490	11.5	0.46	2,792	15.9	0.57
Foreign	642	1.2	0.18	1,662	3.3	0.20
Total interest-bearing deposits	26,664	49.7	0.19	27,345	58.9	0.22
Borrowed funds:
Federal funds purchased and other short-term borrowings	223	0.3	0.11	278	0.3	0.11
Long-term debt	1,811	123.0	6.79	2,274	185.9	8.17
Total borrowed funds	2,034	123.3	6.06	2,552	186.2	7.29
Total interest-bearing liabilities	28,698	173.0	0.60	29,897	245.1	0.82
Noninterest-bearing deposits	19,609			17,971
Other liabilities	555			586
Total liabilities	48,862			48,454
Shareholders’ equity:
Preferred equity	1,004			1,360
Common equity	6,024			5,130
Controlling interest shareholders’ equity	7,028			6,490
Noncontrolling interests	—			(2)
Total shareholders’ equity	7,028			6,488
Total liabilities and shareholders’ equity	$55,890			$54,942
Spread on average interest-bearing funds			2.99%			3.02%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,696.1	3.26%		$1,711.8	3.36%
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

2012			2011			2010
Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

$7,930	$21.1	0.27%	$5,356	$13.8	0.26%	$4,085	$11.0	0.27%

774	42.3	5.47	818	44.7	5.47	866	44.3	5.12
3,047	94.2	3.09	3,895	89.6	2.30	3,416	91.5	2.68
24	0.7	3.13	58	2.0	3.45	61	2.2	3.64
3,845	137.2	3.57	4,771	136.3	2.86	4,343	138.0	3.18
187	6.6	3.51	146	5.7	3.94	187	8.9	4.78
37,037	1,892.0	5.11	36,897	2,053.0	5.56	38,326	2,170.5	5.66
48,999	2,056.9	4.20	47,170	2,208.8	4.68	46,941	2,328.4	4.96
1,102			1,056			1,214
(986)			(1,272)			(1,556)
1,015			1,015			1,015
60			78			101
3,089			3,363			3,912
$53,279			$51,410			$51,627

$22,061	52.3	0.24	$21,476	84.8	0.39	$22,039	126.5	0.57
3,208	23.1	0.72	3,750	35.6	0.95	4,747	59.8	1.26
1,493	4.7	0.31	1,515	8.1	0.53	1,626	9.8	0.60
26,762	80.1	0.30	26,741	128.5	0.48	28,412	196.1	0.69

499	1.4	0.28	832	6.7	0.80	1,149	12.5	1.09
2,234	225.2	10.08	1,913	297.2	15.54	1,980	383.8	19.38
2,733	226.6	8.29	2,745	303.9	11.07	3,129	396.3	12.67
29,495	306.7	1.04	29,486	432.4	1.47	31,541	592.4	1.88
16,668			14,531			13,318
605			523			576
46,768			44,540			45,435

1,768			2,257			1,732
4,745			4,614			4,452
6,513			6,871			6,184
(2)			(1)			8
6,511			6,870			6,192
$53,279			$51,410			$51,627
		3.16%			3.21%			3.08%
	$1,750.2	3.57%		$1,776.4	3.77%		$1,736.0	3.70%

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

Schedule 3
ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2014 over 2013			2013 over 2012
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments	$(1.6)	$(0.4)	$(2.0)	$2.7	$(0.4)	$2.3
Securities:
Held-to-maturity	(7.5)	2.2	(5.3)	(0.6)	(4.3)	(4.9)
Available-for-sale	7.8	(4.7)	3.1	1.5	(23.5)	(22.0)
Trading account	1.0	—	1.0	0.3	—	0.3
Total securities	1.3	(2.5)	(1.2)	1.2	(27.8)	(26.6)
Loans held for sale	(0.8)	—	(0.8)	(1.3)	0.1	(1.2)
Loans and leases[2]	60.8	(144.6)	(83.8)	50.8	(125.3)	(74.5)
Total interest-earning assets	59.7	(147.5)	(87.8)	53.4	(153.4)	(100.0)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	0.4	(3.1)	(2.7)	2.3	(14.9)	(12.6)
Time	(1.4)	(3.0)	(4.4)	(2.4)	(4.8)	(7.2)
Foreign	(1.8)	(0.3)	(2.1)	0.3	(1.7)	(1.4)
Total interest-bearing deposits	(2.8)	(6.4)	(9.2)	0.2	(21.4)	(21.2)
Borrowed funds:
Federal funds purchased and other short-term borrowings	—	—	—	(0.2)	(0.9)	(1.1)
Long-term debt	(31.4)	(31.5)	(62.9)	3.3	(42.6)	(39.3)
Total borrowed funds	(31.4)	(31.5)	(62.9)	3.1	(43.5)	(40.4)
Total interest-bearing liabilities	(34.2)	(37.9)	(72.1)	3.3	(64.9)	(61.6)
Change in taxable-equivalent net interest income	$93.9	$(109.6)	$(15.7)	$50.1	$(88.5)	$(38.4)
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

Provisions for Credit Losses
The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based upon the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based upon the inherent risks associated with such commitments. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of the Company’s various loan portfolios, the levels of actual charge-offs, credit trends, and external factors. See Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 63 for more information on how we determine the appropriate level for the ALLL and the RULC.

During the past few years, the Company has experienced a significant improvement in credit quality metrics, including lower levels of criticized and classified loans and lower realized loss rates in most loan segments. For example, at December 31, 2014, classified loans were $1.1 billion compared to $1.3 billion and $1.9 billion at December 31, 2013 and 2012, respectively. Net loan and lease charge-offs declined to $42 million in 2014 from $52 million and $155 million in 2013 and 2012, respectively. The 2014 ratio of net loan and lease charge-offs to average loans was 0.11%. See “Nonperforming Assets” on page 72 and “Allowance and Reserve for Credit Losses” on page 75 for further details.

These sustained significant improvements in portfolio-specific credit quality metrics, sustained improvement in broader economic and credit quality indicators, and changes in the portfolio mix resulting from the reductions in outstanding balances of construction and land development loans, combined with relatively modest growth in loans and commitments, have resulted in negative provisions for loan and lease losses and a reduction in the ALLL. The provision for loan losses for 2014 was $(98.1) million compared to $(87.1) million and $14.2 million for 2013 and 2012, respectively.

However, as the Company’s credit quality metrics have improved to relatively strong levels, the scope for further improvement is believed to be limited. In the fourth quarter of 2014, the Company decided to increase the portion of the reserve related to qualitative and environmental factors due to recent sharp declines in energy prices causing anticipated credit losses to increase across the Company’s energy portfolio. The Company continues to exercise caution with regard to the appropriate level of the allowance for loan losses, given the slow economic recovery and the decline in oil and gas prices. As a result, we currently do not expect further significant reductions in the ALLL in 2015, and we currently expect net positive provisions for the year.

During 2014, the Company recorded an $(8.6) million provision for unfunded lending commitments compared to $(17.1) million in 2013 and $4.4 million in 2012. The negative provision in 2014 was primarily driven by the same factors that caused the negative provision for loan losses described previously. The overall decrease in the provision from 2012 to 2013 resulted primarily from refinements in the process of estimating the rate at which such commitments are likely to convert into funded balances, and from continued improvements in credit quality. The decrease was partially offset by an increase in unfunded lending commitments. From quarter to quarter, the expense related to the reserve for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, and funding, as well as changes in credit quality.

A significant contributor to net earnings in both 2013 and 2014 was the negative provision for loan and lease losses. This is primarily attributable to continued reduction in both the quantity of problem loans and the loss severity of such problem loans. Although we currently expect further improvements in credit quality, we do not expect this to be a significant source of earnings. Deterioration in economic conditions within our footprint would likely result in net additions to the allowance, such as the recent decline in oil and gas prices at Amegy in the fourth quarter of 2014, resulting in a significant change in profitability.

Noninterest Income
Noninterest income represents revenues the Company earns for products and services that have no associated interest rate or yield. For 2014, noninterest income was $508.6 million compared to $337.4 million in 2013 and $419.9 million in 2012.

Schedule 4 presents a comparison of the major components of noninterest income for the past three years.

Schedule 4
NONINTEREST INCOME

(Amounts in millions)	2014	Percent change	2013	Percent change	2012

Service charges and fees on deposit accounts	$174.0	(1.3)%	$176.3	(0.1)%	$176.4
Other service charges, commissions and fees	191.5	5.5	181.5	4.1	174.4
Trust and wealth management income	30.6	2.3	29.9	5.3	28.4
Capital markets and foreign exchange	22.4	(20.3)	28.1	4.9	26.8
Dividends and other investment income	43.7	(5.2)	46.1	(17.4)	55.8
Loan sales and servicing income	26.0	(26.3)	35.3	(11.8)	40.0
Fair value and nonhedge derivative loss	(11.4)	37.4	(18.2)	16.5	(21.8)
Equity securities gains, net	13.5	58.8	8.5	(24.8)	11.3
Fixed income securities gains (losses), net	10.4	458.6	(2.9)	(114.8)	19.6
Impairment losses on investment securities:
Impairment losses on investment securities	—	100.0	(188.6)	(13.4)	(166.3)
Noncredit-related losses on securities not expected to
be sold (recognized in other comprehensive income)	—	(100.0)	23.5	(62.2)	62.2
Net impairment losses on investment securities	—	100.0	(165.1)	(58.6)	(104.1)
Other	7.9	(55.9)	17.9	36.6	13.1
Total	$508.6	50.7	$337.4	(19.6)	$419.9
Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees, increased by $10 million in 2014 compared to 2013. Most of the increase can be attributed to higher interchange fees, which increased by approximately $13 million in 2014, primarily due to increased numbers of commercial card customers and increased usage of those cards. This was offset by a decrease of approximately $3 million in exchange and other fees.

In 2013, other service charges, commissions and fees increased by $7.1 million compared to 2012. Most of the increase can be attributed to higher bankcard merchant and interchange fees. In 2013, other service charges, commissions and fees included approximately $34.4 million of debit card interchange fees, compared to approximately $32.5 million in 2012.

Loan sales and servicing income decreased by $9.3 million in 2014 compared to 2013. The decrease is mainly caused by decreased income from residential mortgage loan sales in 2014, compared to 2013. In 2014, the Company and the industry experienced a reduction in the volume of new residential loan originations primarily for refinanced mortgages. In response, the Company decided to retain more newly-originated loans on its balance sheet rather than sell them, in order to fund them using some of its excess balance sheet liquidity to improve net interest income. In 2013, the Company also had lower loan sales than in 2012 as the Company originated fewer residential mortgages and retained more mortgage loans in its portfolio than in 2012.

Capital markets and foreign exchange income includes trading income, public finance fees, foreign exchange income, and other capital market related fees. In 2014, capital markets and foreign exchange income decreased by $5.7 million due primarily to a $1.8 million decrease in trading income and a $1.7 million decrease in bond origination fees from clients due to lower levels of financing activity. Capital markets and foreign exchange income remained fairly stable in 2013 when compared to 2012.

Fair value and nonhedge derivative loss consists of the following:

Schedule 5
FAIR VALUE AND NONHEDGE DERIVATIVE LOSS

(Amounts in millions)	2014	Percent change	2013	Percent change	2012

Nonhedge derivative income (loss)	$(0.4)	20.0%	$(0.5)	66.7%	$(1.5)
Total return swap	(7.9)	63.8	(21.8)	(0.5)	(21.7)
Derivative fair value credit adjustments	(3.1)	(175.6)	4.1	192.9	1.4
Total	$(11.4)	37.4	$(18.2)	16.5	$(21.8)

Fair value and nonhedge derivative loss improved by $6.8 million in 2014 primarily as a result of the termination of the total return swap effective April 28, 2014, partially offset by losses on derivative fair value credit adjustments. Fair value and nonhedge derivative loss was $3.6 million lower in 2013 than in 2012. The decreased losses are primarily attributable to changes in fair value on interest rate swaps.

During 2014, the Company recorded $13.5 million of equity securities gains, compared to $8.5 million in 2013 and $11.3 million in 2012. The increase was driven by unrealized gains related to appreciation of the Company’s SBIC equity investments, including a particular investment that had a significant write-up in the fourth quarter. Most of the gains recognized in 2013 were generated by SBIC investments, private equity funds, and the sale of other investments, including sales of some investments that did not comply with the Volcker Rule. We expect that the resulting decline in the overall size of our equity investments portfolio may limit future earnings from this source.

The fixed income securities gain of $10.4 million in 2014 was primarily from paydowns and payoffs of the CDO securities; the net loss recorded in 2013 was primarily due to CDO sales.

The Company recognized only $27 thousand of net impairment losses on investment securities compared to $165.1 million in 2013 and $104.1 million in 2012. See “Investment Securities Portfolio” on page 52 for additional information. These impairment losses occurred in our portfolio of trust preferred CDO securities. Approximately $1.0 billion of these securities were sold or paid down in 2014, leaving a portfolio of $592 million of amortized cost as of December 31, 2014.

In 2013, other noninterest income increased by $4.8 million from 2012. The increase was primarily due to gains related to certain loans, which had been purchased from failed banks covered by FDIC loss-sharing agreements, as well as gains from branch deposit and asset sales. Other noninterest income decreased by $10.0 million in 2014, primarily as a result of a decline in the same items that led to the increase in 2013.

Noninterest Expense
Noninterest expense decreased by 2.9% to $1,665.3 million in 2014, compared to 2013. During both 2013 and 2014, the Company redeemed considerable amounts of its long-term debt and incurred debt extinguishment costs, however these costs were not as large in 2014 as they were in 2013. Other noninterest expense also decreased by approximately $19.3 million in 2014 primarily as a result of reductions in write-downs of the FDIC indemnification asset. These decreases in expense were partially offset by a 4.8% increase in salaries and employee benefits in 2014.

Schedule 6 presents a comparison of the major components of noninterest expense for the past three years.

Schedule 6
NONINTEREST EXPENSE

(Amounts in millions)	2014	Percent change	2013	Percent change	2012

Salaries and employee benefits	$956.4	4.8%	$912.9	3.1%	$885.7
Occupancy, net	115.7	3.0	112.3	(0.5)	112.9
Furniture, equipment and software	115.3	8.2	106.6	(2.2)	109.0
Other real estate expense	(1.2)	(170.6)	1.7	(91.4)	19.7
Credit-related expense	28.0	(16.7)	33.6	(33.5)	50.5
Provision for unfunded lending commitments	(8.6)	49.7	(17.1)	(488.6)	4.4
Professional and legal services	66.0	(2.9)	68.0	29.5	52.5
Advertising	25.1	7.3	23.4	(8.9)	25.7
FDIC premiums	32.2	(15.3)	38.0	(12.4)	43.4
Amortization of core deposit and other intangibles	10.9	(24.3)	14.4	(15.3)	17.0
Debt extinguishment cost	44.4	(63.1)	120.2	—	—
Other	281.1	(6.4)	300.4	9.2	275.2
Total	$1,665.3	(2.9)	$1,714.4	7.4	$1,596.0

Salaries and employee benefits increased by 4.8% in 2014 compared to 2013, driven by a higher amount of salaries and bonuses. The increase in base salaries resulted, in part, from increased headcount related to the Company’s major systems projects and build-out of its enterprise risk management and stress testing functions, partially offset by reductions elsewhere. Staff involved in those projects tend to be in more highly compensated roles than positions in which reductions occurred. At June 30, 2014, the Company’s headcount had increased to 10,536 full-time equivalent (“FTE”) employees from 10,452 at December 31, 2013. During the third quarter of 2014, the Company incurred severance costs of approximately $5 million and reduced FTE employees to 10,462 as of December 31, 2014.

Salaries and employee benefits increased by 3.1% during 2013. Most of the increase can be attributed to higher base salaries and bonuses, which were partially offset by decreased share-based compensation and lower retirement expense.

Salaries and employee benefits are shown in greater detail in Schedule 7.

Schedule 7
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2014	Percent change	2013	Percent change	2012

Salaries and bonuses	$814.2	5.3%	$773.4	3.7%	$745.7
Employee benefits:
Employee health and insurance	53.9	10.2	48.9	0.6	48.6
Retirement	35.0	(10.3)	39.0	(4.4)	40.8
Payroll taxes and other	53.3	3.3	51.6	2.0	50.6
Total benefits	142.2	1.9	139.5	(0.4)	140.0
Total salaries and employee benefits	$956.4	4.8	$912.9	3.1	$885.7

Full-time equivalent (“FTE”) employees at December 31	10,462	0.1	10,452	0.8	10,368

Furniture, equipment and software expense increased by $8.7 million in 2014, compared to 2013. The increase was due to an increase in the Company’s maintenance agreements, added licenses, and contract renewals for a variety of vendors.

Other real estate expense went from an expense of $1.7 million in 2013 to an income amount of $1.3 million in 2014. The improvement in this expense is due to the Company having less holding costs associated with these properties and recognizing gains from sales. Other real estate expense decreased 91.4% in 2013, compared to 2012. The decrease is primarily due to lower write-downs of OREO values during work-out and lower holding expenses, partially offset by decreased gains from property sales. OREO balances declined by 59.0% during the last 12 months.

Credit-related expense includes costs incurred during the foreclosure process prior to the Company obtaining title to collateral and recording an asset in OREO, as well as other out-of-pocket costs related to the management of problem loans and other assets. During 2014, credit-related expense decreased by $5.6 million primarily due to lower legal expenses, appraisal expenses and property taxes. Additionally, the levels of problem credits have decreased from 2013. The decrease in credit-related expense in 2013 is primarily attributable to lower foreclosure costs and legal expenses.

FDIC premiums decreased in 2014 by $5.8 million, or 15.3%, from 2013. In 2013, FDIC premiums decreased by 12.4%. Most of the decrease in 2014 was due to reduced assessment rates resulting from improved credit quality of the Company’s loan portfolio and improved capital adequacy. The Company does not expect the FDIC premiums to significantly change in 2015.

In both 2013 and 2014, the Company reduced long-term debt through tender offers, early calls, and maturities. The tender offers in 2014 resulted in debt extinguishment cost of $44.4 million, which is a decrease of $75.8 million from 2013. In 2013, the Company incurred $120.2 million of debt extinguishment cost due the extinguishment of several long-term debt instruments. No such costs were incurred in 2012. For more information, see Note 12 of the Notes to the Consolidated Financial Statements.

Other noninterest expense decreased by $19.3 million in 2014, compared to 2013. The decline is primarily the result of decreased write-downs of the FDIC indemnification asset. In 2013, the Company experienced an increase in write-downs of the FDIC indemnification asset compared to the prior year. The balance of FDIC-supported loans declined significantly in 2014, primarily due to paydowns and payoffs. The Company does not expect significant write-downs of the FDIC indemnification asset in 2015.

Income Taxes
The Company’s income tax expense was $222.9 million in 2014, $142.9 million in 2013, and $193.4 million in 2012. The Company’s effective income tax rates, including the effects of noncontrolling interests, were 35.9% in 2014, 35.1% in 2013, and 35.6% in 2012. The tax expense rates for all tax years were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance. In 2012, these rate reductions were mostly offset by the nondeductibility of a portion of the accelerated discount amortization from the conversion of subordinated debt to preferred stock. Further, the rate reductions in 2014 were offset by the reduction in the amount of tax credits generated and the inclusion of approximately $3 million of tax-related interest expense in income tax expense on the financial statements. The interest paid related to various notices and to the closure of various federal and state audits.
As discussed in previous filings, the Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits provided an income tax benefit of $0.6 million in 2013 and $1.2 million in 2012.
The Company had a net deferred tax asset balance of approximately $224 million at December 31, 2014, compared to $304 million at December 31, 2013. The decrease in the net deferred tax asset resulted primarily from items related to loan charge-offs in excess of loan loss provisions, fair value adjustments on security sales, and OREO. The net decrease in deferred tax assets was partially offset by a decrease in the deferred tax liabilities related to premises and equipment and the debt exchange from 2009.
The Company did not record any additional valuation allowance for GAAP purposes as of December 31, 2014. See Note 14 of the Notes to Consolidated Financial Statements and “Critical Accounting Policies and Significant Estimates” on page 30 for additional information.

Preferred Stock Dividends and Redemption
In 2014, the Company incurred preferred stock dividends of $71.9 million, a decrease of $23.6 million from 2013. Additionally, the benefit from preferred stock redemptions decreased by $125.7 million in 2014 compared to 2013. The decrease in the dividends and redemption benefit is due to the redemption of preferred stock in 2013. During the third quarter of 2013, the Company redeemed all of its outstanding $800 million par amount (799,467 shares) of 9.5% Series C preferred stock at 100% of the $25 per depositary share redemption amount. The redemption reduced preferred stock by the $926 million carrying value (at the time of redemption) of the Series C preferred stock. The difference from the par amount, or $125.7 million, related to the intrinsic value of the beneficial conversion feature associated with the convertible subordinated debt. The redemption of the Series C preferred stock had a positive $0.68 per share impact on the Company’s earnings per share in the third quarter of 2013. The Company did not have any preferred stock redemptions in 2014.

BUSINESS SEGMENT RESULTS
The Company manages its banking operations and prepares management reports with a primary focus on its subsidiary banks and the geographies in which they operate. As discussed in the “Executive Summary” on page 24, most of the lending and other decisions affecting customers are made at the local level. Each subsidiary bank holds its own banking charter. Those with national bank charters (Zions Bank, Amegy, NBAZ, Vectra, and TCBW) are subject to regulatory oversight by the OCC. Those with state charters (CB&T, NSB, and TCBO) are regulated by the FDIC and applicable state authorities. Effective March 31, 2015, The Commerce Bank of Oregon, originally a stand-alone affiliate of Zions Bancorporation, will operate as a division of The Commerce Bank of Washington. The operating segment identified as “Other” includes the Parent, Zions Management Services Company, certain nonbank financial service subsidiaries, TCBO, and eliminations of transactions between segments.
The accounting policies of the individual segments are the same as those of the Company. The Company allocates the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. Note 21 of the Notes to Consolidated Financial Statements contains selected information from the respective balance sheets and statements of income for all segments.
During 2014, the Company’s subsidiary banks experienced improved financial performance. Common areas of financial performance experienced at various levels of the segments include:

•	increased loan balances, primarily at Amegy;

•	credit quality improvements across all metrics resulted in reductions of the ALLL, with the exception of energy-related exposures; and

•	increased growth in customer deposit balances.

Schedule 8
SELECTED SEGMENT INFORMATION

(Amounts in millions)	Zions Bank			Amegy			CB&T
	2014	2013	2012	2014	2013	2012	2014	2013	2012
KEY FINANCIAL INFORMATION
Total assets	$19,079	$18,590	$17,930	$13,929	$13,705	$13,119	$11,340	$10,923	$11,069
Total deposits	16,633	16,257	15,575	11,447	11,198	10,706	9,707	9,327	9,483
Net income (loss) applicable to controlling interests	220.4	224.6	189.3	93.9	130.5	166.7	101.3	140.1	127.1
Net interest margin	3.40%	3.55%	4.04%	3.09%	3.23%	3.44%	4.05%	4.73%	4.71%
RISK-BASED CAPITAL RATIOS
Tier 1 leverage	10.52%	10.02%	10.58%	11.79%	12.09%	12.03%	10.78%	10.75%	10.37%
Tier 1 risk-based capital	14.07%	13.32%	12.96%	12.83%	13.61%	13.91%	13.00%	12.40%	12.92%
Total risk-based capital	15.27%	14.52%	14.17%	14.09%	14.86%	15.17%	14.18%	13.65%	14.18%
CREDIT QUALITY
Provision for loan losses	$(58.5)	$(40.5)	$88.3	$32.2	$4.2	$(63.9)	$(20.1)	$(16.7)	$(7.9)
Net loan and lease charge-offs	13.0	19.7	74.4	22.8	23.8	4.6	5.5	(4.1)	19.8
Ratio of net charge-offs to average loans and leases	0.11%	0.16%	0.60%	0.24%	0.27%	0.06%	0.06%	(0.05)%	0.24%
Allowance for loan losses	$219	$290	$350	$154	$144	$164	$96	$123	$146
Ratio of allowance for loan losses to net loans and leases, at year-end	1.78%	2.37%	2.80%	1.53%	1.57%	1.94%	1.13%	1.43%	1.77%
Nonperforming lending-related assets	$82.6	$143.7	$259.0	$78.8	$79.9	$138.8	$88.7	$109.9	$150.7
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.67%	1.16%	2.05%	0.78%	0.86%	1.63%	1.04%	1.28%	1.82%
Accruing loans past due 90 days or more	$2.2	$2.0	$2.6	$1.7	$0.3	$3.4	$24.7	$36.9	$54.2
Ratio of accruing loan past due 90 days or more to net loans and leases	0.02%	0.02%	0.02%	0.02%	—%	0.04%	0.29%	0.43%	0.66%

(Amounts in millions)	NBAZ			NSB			Vectra			TCBW
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
KEY FINANCIAL INFORMATION
Total assets	$4,771	$4,579	$4,575	$4,096	$3,980	$4,061	$2,999	$2,571	$2,511	$892	$943	$961
Total deposits	4,133	3,931	3,874	3,690	3,590	3,604	2,591	2,178	2,164	752	793	791
Net income (loss) applicable to controlling interests	46.5	43.9	30.9	22.3	18.8	21.8	21.4	21.4	18.9	1.2	7.7	7.9
Net interest margin	3.67%	3.76%	4.00%	2.95%	2.99%	3.19%	3.99%	4.26%	4.82%	3.39%	3.24%	3.25%
RISK-BASED CAPITAL RATIOS
Tier 1 leverage	11.84%	11.54%	12.12%	9.02%	8.86%	10.30%	11.77%	12.02%	11.52%	10.31%	10.23%	9.39%
Tier 1 risk-based capital	13.98%	13.33%	14.53%	15.51%	15.10%	18.94%	13.76%	13.02%	12.32%	11.79%	12.90%	12.30%
Total risk-based capital	15.24%	14.59%	15.79%	16.78%	16.38%	20.22%	15.01%	14.28%	13.58%	13.04%	14.15%	13.56%

CREDIT QUALITY
Provision for loan losses	$(21.5)	$(15.0)	$(0.6)	$(20.9)	$(12.0)	$(9.6)	$(8.4)	$(4.9)	$7.0	$(0.6)	$(1.8)	$0.4
Net loan and lease charge-offs	0.4	6.2	14.0	0.2	3.1	29.8	0.9	2.5	9.1	(0.7)	0.7	2.7
Ratio of net charge-offs to average loans and leases	0.01%	0.17%	0.41%	0.01%	0.14%	1.38%	0.04%	0.12%	0.45%	(0.11)%	0.12%	0.48%
Allowance for loan losses	$40	$62	$83	$54	$75	$90	$32	$42	$49	$9	$9	$12
Ratio of allowance for loan losses to net loans and leases, at year-end	1.07%	1.67%	2.31%	2.22%	3.25%	4.30%	1.39%	1.83%	2.30%	1.40%	1.46%	2.06%
Nonperforming lending-related assets	$28.8	$49.1	$70.9	$21.2	$29.5	$73.1	$19.1	$34.4	$42.3	$6.4	$5.4	$10.7
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.77%	1.31%	1.94%	0.88%	1.28%	3.47%	0.82%	1.50%	1.93%	0.97%	0.85%	1.88%
Accruing loans past due 90 days or more	$0.1	$0.1	$0.6	$0.5	$0.7	$0.9	$—	$0.3	$—	$—	$—	$—
Ratio of accruing loans past due 90 days or more to net loans and leases	—%	—%	0.02%	0.02%	0.03%	0.04%	—%	0.01%	—%	—%	—%	—%
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
Within Zions Bank, the National Real Estate Group is a wholesale business that generally sources loans from other community banks across the country. Such loans are generally low loan-to-value owner-occupied loans, but also include non-owner occupied term commercial real estate loans.
Zions Bank net income decreased by $4.2 million, or 1.9%, during 2014. The loan portfolio decreased by $8 million during 2014, which consisted of a $371 million decline in commercial real estate loans, partially offset by a $129 million increase in consumer loans and a $234 million increase in commercial loans. The decline in commercial real estate loans was mainly the result of a reduction in the National Real Estate construction and term loan portfolios. Nonperforming lending-related assets decreased 42.5% from the prior year due to extensive efforts to work out problem loans and to sell OREO properties. Additionally, the higher credit quality of loans originated since the beginning of the financial crisis also contributed to the improved credit quality of the portfolio. Total deposits at

December 31, 2014 were 2.3% higher than at December 31, 2013. The net interest margin in 2014 decreased to 3.40% from 3.55% in 2013.

Amegy Corporation
Amegy is headquartered in Houston, Texas and operates Amegy Bank, Amegy Mortgage Company, Amegy Investments, and Amegy Insurance Agency. Amegy Bank is the 7th largest full-service commercial bank in Texas as measured by domestic deposits in the state.

Amegy net income decreased by $36.6 million, or 28.0%, in 2014. The decline in net income is mainly due to a $28.0 million increase in the provision for loan losses, primarily for its energy-related loans. See Schedule 22 and discussion of the Company’s energy-related exposure on page 65 for more information. Over the past two years, Amegy has been able to achieve significant loan portfolio growth; $859 million in 2014 and $767 million in 2013. During 2014, commercial loans increased by $259 million, consumer loans by $360 million, and commercial real estate loans increased by $240 million. The credit quality of Amegy’s loan portfolio improved during 2014, and the ratio of allowance for loan losses to net loans and leases decreased to 1.53% at December 31, 2014 from 1.57% a year earlier. During 2014, nonperforming lending-related assets decreased by 1.4%. Deposits increased by 2.2% from 2013 to 2014. The net interest margin for Amegy in 2014 decreased to 3.09% from 3.23% in 2013.

California Bank & Trust
California Bank & Trust is the 16th largest full-service commercial bank in California as measured by domestic deposits. Its core business is built on relationship banking by providing commercial, real estate and consumer lending, depository services, international banking, cash management, and community development services.

CB&T’s net income decreased by $38.8 million, or 27.7%, in 2014 due primarily to losses on sales of CDOs in 2014, a one-time gain on sale of branches in 2013 and net interest margin compression, offset partially by a decrease in noninterest expenses. CB&T’s loan portfolio decreased by $44 million in 2014 from the prior year. During 2014, consumer loans grew by $32 million, while commercial real estate loans declined by $74 million. The credit quality of CB&T’s loan portfolio continues to improve, and the ratio of allowance for loan losses to net loans and leases declined to 1.13% at December 31, 2014 from 1.43% a year earlier. Deposits at December 31, 2014 were $380 million, or 4.07%, higher than at December 31, 2013. CB&T’s net interest margin for 2014 decreased to 4.05% from 4.73% in 2013.

National Bank of Arizona
National Bank of Arizona is the 4th largest full-service commercial bank in Arizona as measured by domestic deposits in the state.

NBAZ had net income of $46.5 million in 2014, a $2.6 million, or 5.9% increase from 2013. During 2014, the loan portfolio increased by $26 million, including a $56 million increase in commercial loans, partially offset by a $30 million decline in commercial real estate loans. The credit quality of NBAZ’s loan portfolio continues to improve, and the ratio of allowance for loan losses to net loans and leases declined to 1.07% at December 31, 2014 from 1.67% a year earlier. Deposits at December 31, 2014 were 5.14% higher than a year earlier. The net interest margin for 2014 was 3.67% compared to 3.76% in 2013.

Nevada State Bank
Nevada State Bank is the 5th largest full-service commercial bank in Nevada as measured by domestic deposits in the state. NSB focuses on serving small and mid-sized businesses as well as retail consumers, with an emphasis in relationship banking.
In 2014, NSB had net income of $22.3 million, compared to $18.8 million in 2013. NSB’s loans grew by $125 million during 2014, including a $136 million increase in consumer loans, offset by a $14 million decline in commercial real estate loans. The credit quality of NSB’s loan portfolio improved significantly, and the ratio of allowance for loan losses to net loans and leases was 2.22% and 3.25% at December 31, 2014 and 2013, respectively. Net loan and lease charge-offs in 2014 declined to $0.2 million from $3.1 million in 2013, and nonperforming lending-related assets declined 28.1%. Deposits at December 31, 2014 were 2.79% higher than a year earlier. The net interest margin for NSB in 2014 decreased slightly to 2.95% from 2.99% in 2013.

Vectra Bank Colorado
Vectra Bank Colorado, N.A. is the 7th largest full-service commercial bank in Colorado as measured by domestic deposits in the state.

In 2014, Vectra’s net income remained unchanged from $21.4 million in 2013. During 2014, total loans increased by $42 million, including a $61 million increase in consumer loans, a $40 million increase in commercial loans, offset by a $59 million decrease in commercial real estate loans. The credit quality of Vectra’s loan portfolio continued to improve, and the ratio of allowance for loan losses to net loans and leases decreased to 1.39% at December 31, 2014 from 1.83% a year earlier. Deposits at December 31, 2014 were 18.97% higher than a year earlier. The net interest margin for Vectra in 2014 decreased to 3.99% from 4.26% in 2013.

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

TCBW net income for 2014 was $1.2 million compared to $7.7 million in 2013. The loan portfolio increased by $32 million, including a $27 million increase in commercial real estate loans, and a $5 million increase in consumer loans. Nonperforming lending-related assets increased $1.0 million, and the ratio of allowance for loan losses slightly decreased from 1.46% to 1.40% in 2014. Deposits at December 31, 2014 were 5.17% lower than a year earlier. The net interest margin for TCBW increased from 3.24% in 2013 to 3.39% in 2014.

TCBW’s results were adversely affected by an $11 million increase in litigation reserves relating to claims brought against TCBW in connection with a customer, Frederick Berg, and a number of associated investment funds using the “Meridian” brand name. These claims were settled in February 2015, as discussed in further detail in Note 17 of the Notes to Consolidated Financial Statements.

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

Significant changes in 2014 compared to 2013 include (1) a $68 million decrease in noninterest expense primarily due to repurchases, tender offers and redemptions of long-term debt, and (2) a $154 million decrease in net impairment losses on investment securities, as discussed in “Investment Securities Portfolio” on page 52. Additionally, sales of $808 million carrying value of CDO securities were done in the Other segment. Significant changes in 2013 compared to 2012 include (1) a $125 million increase in noninterest expense, and (2) a $53.7 million increase in net impairment losses on investment securities.

BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.

Schedule 2, which we referred to in our discussion of net interest income, includes the average balances of the Company’s interest earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, such as money market investments or securities, while maintaining adequate levels of highly liquid assets. The current period of slow economic growth accompanied by the moderate loan demand experienced in recent quarters has made it difficult to achieve these goals. In 2014, the Company began to incrementally deploy some of its excess cash into short-to-medium duration pass-through agency securities that qualify as HQLA under new LCR and liquidity stress testing regulations. As a result of this, the Company increased its HQLA securities by approximately $1.0 billion par amount and is continuing these purchases in 2015, which will generate a higher return than that of money market investments.

Average interest-earning assets were $52.0 billion in 2014 compared to $51.0 billion in the previous year. Average interest-earning assets as a percentage of total average assets were 93.1% in 2014 and 92.8% in 2013.

Average loans were $39.5 billion in 2014 and $38.1 billion in 2013. Average loans as a percentage of total average assets were 70.7% in 2014 compared to 69.4% in 2013.

Average money market investments, consisting of interest-bearing deposits and federal funds sold and security resell agreements, decreased by 7.2% to $8.2 billion in 2014 compared to $8.8 billion in 2013. Average securities increased by 6.2% from 2013. Average total deposits increased by 2.1% while average total loans increased by 3.7% in 2014 when compared to 2013. The decrease in average money market investments in 2014 was due in part to excess cash being deployed to fund the loan growth that was stronger than deposit growth, in addition to security purchases and redemptions of long-term debt.

Chart 5. OUTSTANDING LOANS AND DEPOSITS
(at December 31)

Investment Securities Portfolio
We invest in securities to generate revenues for the Company; portions of the portfolio are also available as a source of liquidity. Refer to the “Liquidity Risk Management” section on page 81 of the MD&A for additional information on management of liquidity and funding management and compliance with Basel III and LCR requirements. Schedule 9 presents a profile of the Company’s investment securities portfolio. The amortized cost amounts represent the Company’s original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in detail in Note 20 of the Notes to Consolidated Financial Statements.

Schedule 9
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2014			December 31, 2013			December 31, 2012
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$608	$608	$620	$551	$551	$558	$525	$525	$537
Asset-backed securities:
Trust preferred securities – banks and insurance	79	39	57	80	38	51	255	213	126
Other	—	—	—	—	—	—	22	19	12
	687	647	677	631	589	609	802	757	675
Available-for-sale
U.S. Treasury securities				1	2	2	104	105	105
U.S. Government agencies and corporations:
Agency securities	607	601	601	518	519	519	109	113	113
Agency guaranteed mortgage-backed securities	935	945	945	309	317	317	407	425	425
Small Business Administration loan-backed securities	1,544	1,552	1,552	1,203	1,221	1,221	1,124	1,153	1,153
Municipal securities	189	189	189	65	66	66	75	76	76
Asset-backed securities:
Trust preferred securities – banks and insurance	538	415	415	1,508	1,239	1,239	1,596	949	949
Trust preferred securities – real estate investment trusts	—	—	—	23	23	23	41	16	16
Auction rate securities	5	5	5	7	7	7	7	7	7
Other	1	1	1	28	28	28	26	19	19
	3,819	3,708	3,708	3,662	3,422	3,422	3,489	2,863	2,863
Mutual funds and other	137	136	136	287	280	280	228	228	228
	3,956	3,844	3,844	3,949	3,702	3,702	3,717	3,091	3,091
Total	$4,643	$4,491	$4,521	$4,580	$4,291	$4,311	$4,519	$3,848	$3,766

The amortized cost of investment securities on December 31, 2014 increased by 1.4% from the balances on December 31, 2013 primarily due to increases in agency guaranteed mortgage-backed securities, Small Business Administration loan-backed securities, and municipal securities, partially offset by decreased investments in trust preferred and other asset-backed securities, and mutual funds. In 2013, the amortized cost of investment securities also increased by 1.4%, primarily due to increases in agency securities, Small Business Administration loan-backed securities, and mutual funds, partially offset by decreased investments in trust preferred and other asset-backed securities, U.S. Treasury securities, and agency guaranteed mortgage-backed securities.

The CDO securities sold during 2014 consisted of the following:

Schedule 10
CDO SECURITIES SOLD IN 2014

(Amounts in millions)	Par value	Amortized cost	Carrying value	Sales proceeds	Gain (loss) realized
Performing CDOs
Predominantly bank CDOs	$160	$128	$119	$123	$(5)
Insurance CDOs	398	381	316	341	(40)
Other CDOs	43	26	26	28	2
Total performing CDOs	601	535	461	492	(43)

Nonperforming CDOs [1]
Credit impairment prior to last 12 months	507	275	257	297	22
Credit impairment during last 12 months	258	103	90	119	16
Total nonperforming CDOs	765	378	347	416	38
Total	$1,366	$913	$808	$908	$(5)
1Defined as either deferring current interest (“PIKing”) or OTTI.

During 2014, the Company realized $5 million of losses on sales of CDO securities. The losses represent the difference between the amortized cost and the sales proceeds at the time of sale. Depending upon the sales price, previously unrealized holding gains/losses recognized in OCI may be reclassified to earnings or act to reduce remaining unrealized gains/losses in the portfolio. Sales and payoffs eliminated the Company’s holdings of CDOs comprised of solely insurance companies during 2014. At December 31, 2014, the CDO portfolio consisted of CDOs backed primarily by bank collateral.

As of December 31, 2014, 2.7% of the $3.8 billion fair value of available-for-sale (“AFS”) securities portfolio was valued at Level 1, 86.8% was valued at Level 2, and 10.5% was valued at Level 3 under the GAAP fair value accounting valuation hierarchy. At December 31, 2013, 7.0% of the $3.7 billion fair value of AFS securities portfolio was valued at Level 1, 57.7% was valued at Level 2, and 35.3% was valued at Level 3.

The amortized cost of AFS investment securities valued at Level 3 was $522 million at December 31, 2014 and the fair value of these securities was $402 million. The securities valued at Level 3 were comprised of primarily bank trust preferred CDOs and municipal securities. For these Level 3 securities, the net pretax unrealized loss recognized in OCI at December 31, 2014 was $120 million. As of December 31, 2014, we believe we will receive on settlement or maturity at least the amortized cost amounts of the Level 3 AFS securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

Estimated fair value determined under ASC 820 precludes the use of “blockage factors” or liquidity adjustments due to the quantity of securities held by the Company. All of the Company’s CDO securities are valued under Level 3. The Company’s ability to sell in a short period of time a substantial portion of its CDO securities at the indicated estimated fair values is highly dependent upon then current market conditions. The market for such securities, which showed substantial improvement during 2014, remains difficult to predict. The Company may execute additional CDO sales in future quarters which may result in net losses. Please refer to Notes 5 and 20 of the Notes to Consolidated Financial Statements for more information.

Schedule 11 presents the Company’s CDOs according to performing tranches without credit impairment and nonperforming tranches. These CDOs are the large majority of our asset-backed securities and consist of both HTM and AFS securities.

Schedule 11
CDOs BY PERFORMANCE STATUS

	December 31, 2014						% of carrying value to par
					Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]

(Dollar amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value			December 31,
							2014	2013	Change
Performing CDOs
Predominantly bank CDOs	17	$443	$420	$325	$(95)	3.6%	73%	73%	—%
Insurance-only CDOs	—	—	—	—	—	—	—	80	(80)
Other CDOs	—	—	—	—	—	—	—	60	(60)
Total performing CDOs	17	443	420	325	(95)	3.6	73	75	(2)

Nonperforming CDOs [3]
CDOs credit impaired prior to last 12 months	12	279	172	107	(65)	4.9	38	46	(8)
CDOs credit impaired during last 12 months	1	1	—	—	—	3.4	—	33	(33)
Total nonperforming CDOs	13	280	172	107	(65)	4.9	38	41	(3)

Total CDOs	30	$723	$592	$432	$(160)	4.0	60	59	1

	December 31, 2013						% of carrying value to par
					Net unrealized losses recognized in AOCI [1]	Weighted average discount rate [2]

(Dollar amounts in millions)	No. of tranches	Par amount	Amortized cost	Carrying value			December 31,
							2013	2012	Change
Performing CDOs
Predominantly bank CDOs	23	$687	$617	$499	$(118)	5.6%	73%	66%	7%
Insurance-only CDOs	22	433	413	346	(67)	4.9	80	72	8
Other CDOs	3	43	26	26	—	10.6	60	70	(10)
Total performing CDOs	48	1,163	1,056	871	(185)	5.5	75	68	7

Nonperforming CDOs [3]
CDOs credit impaired prior to last 12 months	32	614	369	285	(84)	7.0	46	30	16
CDOs credit impaired during last 12 months	23	448	187	147	(40)	6.5	33	25	8
Total nonperforming CDOs	55	1,062	556	432	(124)	6.8	41	26	15

Total CDOs	103	$2,225	$1,612	$1,303	$(309)	6.1	59	49	10
 1 Accumulated other comprehensive income, amounts presented are pretax.
2 Margin over related LIBOR index.
3 Defined as either deferring current interest (“PIKing”) or OTTI; the majority are predominantly bank CDOs.

We have included selected credit rating information for certain of the investment securities in Schedules 12 and 13 because this information is one indication of the degree of credit risk to which we are exposed, and significant declines in ratings for our investment portfolio could indicate an increased level of risk for the Company.
As shown in Schedule 12, CDO securities representing 92.2% of that portfolio’s fair value at December 31, 2014 were upgraded by one or more NRSROs during 2014. The Company attributes these upgrades to improvements in over-collateralization ratios and de-leveraging combined with certain less severe rating agency assumptions and methodologies.

Schedule 12
BANK TRUST PREFERRED CDOs

	December 31, 2014
(Dollar amounts in millions)	No. of securities	Par amount	Amortized cost	Fair value
Year-to-date rating changes [1]
Upgrade	24	$587	$542	$416
No change	6	136	50	35
Downgrade	—	—	—	—
	30	$723	$592	$451
1 By any NRSRO.

Bank Collateral Deferral Experience
The Company’s loss and recovery experience on defaults as of December 31, 2014 (and our Level 3 modeling assumption) is essentially a 100% loss on defaulted bank collateral in CDOs, although we have, to date, received several, generally small, recoveries on a few defaults. Securities sales during 2014 resulted in the Company reducing its exposure to some unresolved deferring banks. At December 31, 2014, the Company had exposure to 43 deferring issuers of which 32 were in their initial five-year deferral period. We continue to expect that future losses on these deferrals may result from actions other than bank failures – primarily holding company bankruptcies and debt restructurings.

A significant number of previous deferrals have resumed interest payments; 157 issuing banks have either come current and resumed interest payments on their trust preferred securities or have announced they intend to do so at the next payment date. Banks may come current on their trust preferred securities for one or more quarters and then re-defer. Such re-deferral has occurred in 11 of the 43 banks that are currently deferring. Further information on the Company’s valuation process is detailed in Note 20 of the Notes to Consolidated Financial Statements.

Schedule 13 provides additional information on the below-investment-grade rated bank trust preferred CDOs’ portions of the AFS and HTM portfolios. The schedules reflect data and assumptions that are included in the calculations of fair value and OTTI. The schedules utilize the lowest rating assigned by any rating agency to identify those securities below investment grade. The schedules segment the securities by whether or not they have been determined to have credit-related OTTI, and by original ratings level to provide granularity on the seniority level of the securities and the distribution of unrealized losses.

Schedule 13
BANK TRUST PREFERRED CDO VALUES CURRENTLY RATED BELOW-INVESTMENT-GRADE –SORTED BY WHETHER CREDIT RELATED OTTI HAS BEEN TAKEN AND BY ORIGINAL RATINGS
At December 31, 2014

			Total				Credit OTTI loss		Valuation losses [1]
(Dollar amounts in millions)	Number of securities	% of portfolio	Par value	Amortized cost	Estimated fair value	Unrealized gain (loss)	Current year	Life-to- date	Life-to- date

Original ratings of securities, no credit OTTI recognized:
Original AAA	12	53.5%	$328	$309	$239	$(70)	$—	$—	$(31)
Original A	1	1.1	7	7	6	(1)	—	—	—
Total Non-OTTI		54.6	335	316	245	(71)	—	—	(31)
Original ratings of securities, credit OTTI recognized:
Original AAA	1	8.1	50	43	29	(14)	—	(5)	(2)
Original A	11	33.2	204	128	97	(31)	—	(75)	—
Original BBB	1	4.1	25	—	—	—	—	(25)	—
Total OTTI		45.4	279	171	126	(45)	—	(105)	(2)
Total below-investment-grade bank and insurance CDOs		100.0%	$614	$487	$371	$(116)	$—	$(105)	$(33)
1 Valuation losses relate to securities purchased from Lockhart Funding LLC prior to its consolidation in June 2009.

Significant Assumption Changes for 2014
The Company reduced discount rates and prepayment assumptions on CDO securities during 2014. Neither assumption change was material to either fair value estimates or credit impairment considerations during 2014. The Company incorporated these observations into the process used to estimate fair value. Trade information included sales of CDO securities by the Company and by third parties.

After observing slower prepayment rates in the latter half of 2014, we reduced our prepayment rate assumption. Effective at year-end 2014, we assumed all CDO collateral would prepay at a 2% annual prepayment rate through maturity. This differed from our third quarter prepayment rate assumption which assumed that small banks would prepay at a 3% annual prepayment rate through maturity and that larger investment grade-rated issuing banks facing the phased-in disallowance of certain trust preferred securities as Tier 1 capital would fully prepay by year-end 2015. In the fourth quarter of 2014, we observed no prepayments of big bank collateral remaining within our pools. Decreased prepayment rates are generally adverse to the fair value of the most senior tranches and favorable to the fair value of the more junior tranches.
Valuation Sensitivity of Level 3 Bank CDOs
Schedule 14 sets forth the sensitivity of the current internally modeled CDOs’ fair values to changes in the most significant assumptions utilized in the model.

Schedule 14
SENSITIVITY OF INTERNAL MODEL

(Amounts in millions)
		Held-to-maturity			Available-for-sale

Fair value at December 31, 2014		$57			$393
		Incremental		Cumulative	Incremental		Cumulative
Currently Modeled Assumptions
Expected collateral credit losses [1]
Loss percentage from currently defaulted or deferring collateral [2]				15.9%			26.1%
Projected loss percentage from currently performing collateral
1-year		0.3%		16.2%	0.2%		26.3%
years 2-5		1.9%		18.2%	1.8%		28.2%
years 6-maturity		12.0%		30.1%	10.4%		38.6%
Discount rate [3]
Weighted average spread over LIBOR		497	bps		385	bps
Sensitivity of Modeled Assumptions
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4]	25%	$(0.5)			$(1.2)
	50%	(1.4)			(2.2)
	100%	(4.0)			(4.1)
Increase (decrease) in fair value due to increase in projected loss percentage from currently performing collateral [4] and the immediate default of all deferring collateral with no recovery	25%	$(0.9)			$(3.0)
	50%	(2.2)			(4.1)
	100%	(4.7)			(6.1)
Increase (decrease) in fair value due to increase in discount rate	+100 bps	$(6.2)			$(38.2)
	+200 bps	(11.6)			(71.2)
Increase (decrease) in fair value due to increase in forward LIBOR curve	+100 bps	$—			$—
Increase (decrease) in fair value due to:
increase in prepayment assumption [5]	+1%	$(0.1)			$13.6
increase in prepayment assumption [6]	+2%	0.2			25.7
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
4 Percentage increase is applied to incremental projected loss percentages from currently performing collateral. For example, the 50% and 100% stress scenarios for AFS securities would result in cumulative 30-year losses of 44.8% = 38.6%+50% (0.2%+1.8%+10.4%) and 51.0% = 38.6%+100% (0.2%+1.8%+10.4%), respectively.
5 Prepayment rate increased to 3% per year through maturity.

[6]	Prepayment rate increased to 4% per year through maturity.
During 2014, the market level discount rates applicable to bank CDOs declined substantially and fair values rose. The discount rate, or credit spread, in the above 2014 sensitivity analysis of valuation assumptions is approximately 166 bps lower than that used in 2013. Trade data supported the extent of fair value increases through the year. In addition, the AFS portfolio’s fair value exhibited much less sensitivity to loss assumptions on performing collateral than was the case in 2013. This is due to the Company’s sales of the junior priority AFS securities during 2014.
Schedule 15 presents the maturities of the different types of investments that the Company owned and the corresponding average yield as of December 31, 2014 based on amortized cost. Expected maturities, rather than contractual maturities, are shown for trust preferred CDOs, SBA securities, agency guaranteed mortgage-backed securities and certain agency and municipal securities. See “Liquidity Risk Management” on page 81 and Notes 1, 5 and 7 of the Notes to Consolidated Financial Statements for additional information about the Company’s investment securities and their management.

Schedule 15
MATURITIES AND AVERAGE YIELDS ON SECURITIES
At December 31, 2014

	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
(Amounts in millions)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Held-to-maturity
Municipal securities	$608	5.1%	$97	5.1%	$196	3.8%	$153	5.6%	$162	6.2%
Asset-backed securities:
Trust preferred securities – banks and insurance	79	2.4	—	—	1	2.6	1	2.6	77	2.4
	687	4.8	97	5.1	197	3.8	154	5.6	239	5.0

Available-for-sale
U.S. Treasury securities	—		—		—		—		—
U.S. Government agencies and corporations:
Agency securities	607	1.8	75	1.8	239	1.8	157	1.9	136	1.8
Agency guaranteed mortgage-backed securities	935	2.5	134	2.5	369	2.5	312	2.3	120	2.8
Small Business Administration loan-backed securities	1,544	2.0	309	2.0	742	2.0	342	2.0	151	2.0
Municipal securities	189	2.8	15	0.9	94	2.7	59	3.4	21	3.3
Asset-backed securities:
Trust preferred securities – banks and insurance	538	2.1	12	2.0	36	1.8	45	1.8	445	2.1
Trust preferred securities – real estate investment trusts	—		—		—		—		—
Auction rate securities	5	1.0	—		—		—		5	1.0
Other	1	2.6	—		—		1	2.6	—
	3,819	2.2	545	2.1	1,480	2.2	916	2.2	878	2.2
Mutual funds and other	137	1.0	137	1.0	—		—		—
	3,956	2.1	682	1.9	1,480	2.2	916	2.2	878	2.2
Total	$4,643	2.5	$779	2.3	$1,677	2.3	$1,070	2.7	$1,117	2.8
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
We review the relevant facts and circumstances each quarter to assess our intentions regarding any potential sales of securities, as well as the likelihood that we would be required to sell prior to recovery of amortized cost for AFS securities and prior to maturity for HTM securities. At December 31, 2014, for each AFS security whose fair value was below amortized cost, we have determined that we did not intend to sell the security, and that it was not more likely than not we would be required to sell the security before recovery of its amortized cost basis. For each HTM security whose fair value was below amortized cost, we have determined that it was not more likely than not we would be required to sell the security before maturity.
During 2014, the Company recognized an immaterial amount of OTTI on CDOs, compared to $165.1 million in 2013. For some CDO tranches that we do not intend to sell, which have previously recorded OTTI, the expected future cash flows have remained stable or have slightly improved subsequent to the quarter that OTTI was identified and recorded. For other CDO tranches, an adverse change in the expected future cash flows has resulted in the recording of additional OTTI. In both situations, while a difference may remain between fair value and amortized cost, the difference is not due to credit and the expected future cash flows substantiate the return of the full amortized cost of the CDO tranches. We utilize a present value technique to both identify the OTTI existing in the CDO tranches and to estimate fair value. The primary drivers of unrealized losses in these CDOs are further discussed in Note 5 of the Notes to Consolidated Financial Statements.
In 2013, as a result of the Volcker Rule, IFR, and the Company’s decision to reduce its risk profile, the Company changed its intent with respect to the holding period of certain AFS securities, including some securities that were formerly HTM. The result was a pretax securities impairment charge of $137 million on these securities. Approximately one third of the charge relates to securities that the Company determined to sell during the first quarter of 2014, and which the Volcker Rule and the IFR at the time the decision was made, precluded the Company from holding beyond July 21, 2015, by which time the Company did not expect to have recovered its amortized cost. That deadline has since been extended to July 21, 2016 and the Federal Reserve has announced its intention to grant an additional one-year extension to July 21, 2017. The remaining two thirds of the charge relates to securities that the Company determined to sell during the first quarter of 2014 despite each being allowable under the Volcker Rule and the IFR.
Additionally, credit-related impairment of $5 million was identified in the fourth quarter of 2013 in securities that we did not intend to sell. We evaluate the difference between the fair value and the amortized cost of each security and identify if any of the difference is due to credit. The credit component of the difference is recognized by writing down the amortized cost of each security found to have OTTI.

Exposure to State and Local Governments
The Company provides multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and the Company invests in securities issued by the municipalities.

Schedule 16 summarizes the Company’s exposure to state and local municipalities.

Schedule 16
MUNICIPALITIES

	December 31,
(In millions)	2014	2013

Loans and leases	$521	$449
Held-to-maturity – municipal securities	608	551
Available-for-sale – municipal securities	189	66
Available-for-sale – auction rate securities	5	7
Trading account – municipal securities	53	27
Unused commitments to extend credit	58	17
Total direct exposure to municipalities	$1,434	$1,117

At December 31, 2014, $1.1 million of loans to one municipality were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 90% of the outstanding credits were originated by Zions Bank, CB&T, Amegy, and Vectra. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

All municipal securities are reviewed quarterly for OTTI; see Note 5 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local government entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. Of the AFS municipal securities, 99% of the total portfolio on a fair value basis are rated by major credit rating agencies and were rated investment grade as of December 31, 2014. The Company also underwrites municipal bonds and sells most of them to third party investors.
Foreign Exposure and Operations
The Company has de minimis credit exposure to foreign sovereign risks and does not believe its total foreign credit exposure is material. The Company canceled its Total Return Swap (“TRS”) with Deutsche Bank AG (“DB”) effective April 28, 2014 due to the removal, mostly through sale, of over half of the CDOs originally covered by the TRS. See “Noninterest Income” on page 41 and Note 7 of the Notes to Consolidated Financial Statements for additional information. Following the cancellation, the TRS derivative liability was extinguished and the Company’s regulatory risk weighted assets increased by approximately $0.9 billion. The Company does not have significant foreign exposure for its derivative counterparties.

Foreign loans to non-sovereign entities consist primarily of commercial and industrial loans and totaled $144 million and $43 million at December 31, 2014 and 2013, respectively.

The Company’s foreign operations are comprised of Amegy operating a branch in Grand Cayman, Grand Cayman Islands, B.W.I. In April 2014, Zions Bank closed its branch in the Grand Cayman Islands. Amegy’s foreign branch only accepts deposits from qualified domestic customers. While deposits in this branch are not subject to FRB reserve requirements, there are no federal or state income tax benefits to the Company or any customers as a result of these operations.

Foreign deposits at December 31, 2014 and 2013 were $0.3 billion and $2.0 billion, respectively. The decrease is due to the closing of the Zions Bank branch. Foreign deposits are related to domestic customers of our subsidiary banks.

Loans Held for Sale
Loans held for sale, consisting primarily of consumer mortgage and small business loans to be sold in the secondary market, were $133 million at December 31, 2014, compared to $171 million at December 31, 2013. Consumer loans are primarily fixed rate mortgages that are originated and sold to third parties.

Loan Portfolio
As of December 31, 2014, net loans and leases accounted for 70.0% of total assets compared to 69.7% at the end of 2013. Schedule 17 presents the Company’s loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2014. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in a small number of cases, the Company has hedged the repricing characteristics of its variable-rate loans as more fully described in “Interest Rate Risk” on page 77.

Schedule 17
LOAN PORTFOLIO BY TYPE AND MATURITY

	December 31, 2014				December 31,
(In millions)	One year or less	One year through five years	Over five years	Total	2013	2012	2011	2010
Commercial:
Commercial and industrial	$7,355	$4,599	$1,209	$13,163	$12,459	$11,215	$10,422	$9,152
Leasing	35	296	78	409	388	422	380	365
Owner occupied	448	1,353	5,550	7,351	7,568	7,781	8,394	8,500
Municipal	27	101	393	521	449	494	441	438
Total commercial	7,865	6,349	7,230	21,444	20,864	19,912	19,637	18,455
Commercial real estate:
Construction and land development	806	1,108	72	1,986	2,193	1,969	2,315	3,679
Term	1,434	3,115	3,578	8,127	8,203	8,362	8,310	8,084
Total commercial real estate	2,240	4,223	3,650	10,113	10,396	10,331	10,625	11,763
Consumer:
Home equity credit line	50	52	2,219	2,321	2,147	2,197	2,210	2,172
1-4 family residential	12	151	5,038	5,201	4,742	4,358	3,933	3,518
Construction and other consumer real estate	205	10	156	371	325	322	306	346
Bankcard and other revolving plans	266	17	118	401	361	312	298	307
Other	25	165	23	213	208	233	249	269
Total consumer	558	395	7,554	8,507	7,783	7,422	6,996	6,612
Total net loans	$10,663	$10,967	$18,434	$40,064	$39,043	$37,665	$37,258	$36,830

Loans maturing:
With fixed interest rates	$1,540	$3,851	$3,233	$8,624
With variable interest rates	9,123	7,116	15,201	31,440
Total	$10,663	$10,967	$18,434	$40,064
As of December 31, 2014, net loans and leases were $40.1 billion, reflecting a 2.6% increase from the prior year. The increase is primarily attributable to new loan originations, as well as a decrease in paydowns and charge-offs of existing loans.
Most of the loan portfolio growth during 2014 occurred in commercial and industrial, 1-4 family residential, and home equity credit line loans. The impact of these increases was partially offset by declines in commercial owner occupied, and commercial real estate construction loans. The loan portfolio increased primarily at Amegy, NSB, and Vectra, while balances declined at CB&T and Zions Bank.
Of the significant increases and decreases within the portfolio, commercial and industrial loans increased more than $700 million, due in part to an increase in loan production, and 1-4 family residential loans increased more than $450 million, primarily due to the purchase of $249 million par amount of high quality jumbo ARM loans from another bank.
Commercial owner occupied loans declined more than $200 million due to the runoff and attrition of the National Real Estate portfolio at Zions Bank, which is expected to continue in 2015. The National Real Estate business is a wholesale business that depends upon loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.

We expect overall loan and lease growth to increase at a moderate pace in 2015. We also expect to continue to limit construction and land development loan commitment growth for the foreseeable future as part of management’s actions to improve the risk profile of the Company’s loans and to reduce portfolio concentration risk.
Loans serviced for the benefit of others remained unchanged at $2.7 billion during 2014 and 2013.

Since 2009, CB&T and NSB have had loss sharing agreements with the FDIC that provided indemnification for credit losses of acquired loans and foreclosed assets up to specified thresholds. The agreements for commercial loans, which comprised the major portion of the acquired portfolio, expired as of September 30, 2014. The agreements for 1-4 family residential loans will expire in 2019. In previous periods, the FDIC-supported loan balances were presented separately in schedules within MD&A and in other disclosures, and included PCI loans, as discussed in Note 6 of the Notes to Consolidated Financial Statements. Due to declining balances, for all years presented herein, the FDIC-supported/PCI loans have been reclassified to their respective loan segments and classes.

Other Noninterest-Bearing Investments
Schedule 18 sets forth the Company’s other noninterest-bearing investments.
Schedule 18
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2014	2013

Bank-owned life insurance	$476	$466
Federal Home Loan Bank stock	104	105
Federal Reserve stock	121	121
SBIC investments	86	61
Non-SBIC investment funds and other	74	98
Trust preferred securities	5	5
	$866	$856
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits increased by 2.1% during 2014, with average interest-bearing deposits decreasing by 2.5% and average noninterest-bearing deposits increasing 9.1%. The average interest rate paid for interest-bearing deposits was 3 bps lower in 2014 than in 2013.
Core deposits at December 31, 2014, which exclude time deposits larger than $100,000 and brokered deposits, increased by 3.4%, or $1.5 billion, from December 31, 2013. The increase was mainly due to increases in noninterest-bearing and interest-bearing demand deposits, savings accounts, and a marginal increase in money market accounts partially offset by foreign deposits and time deposits. The increases in noninterest-bearing demand deposits resulted primarily from increased balances in accounts of existing customers.
Demand and savings and money market deposits comprised 94.3% of total deposits at December 31, 2014, compared with 90.1% at December 31, 2013.
During 2014 and 2013, the Company maintained a relatively low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At December 31, 2014, total deposits included $108 million of brokered deposits compared to $29 million at December 31, 2013.
See Notes 11 and 12 of the Notes to Consolidated Financial Statements and “Liquidity Risk Management” on page 81 for additional information on funding and borrowed funds.

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
Centralized oversight of credit risk is provided through credit policies, credit administration, and credit examination functions at the Parent. We have structured the organization to separate the lending function from the credit administration function, which has added strength to the control over, and the independent evaluation of, credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions at the local affiliate level. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Furthermore, an independent internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies, and reports thereon are submitted to management and to the Risk Oversight Committee of the Board of Directors. New, expanded, or modified products and services, as well as new lines of business, are approved by the corporate New Product Review Committee.

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

The Company’s credit risk management strategy includes diversification of its loan portfolio. The Company attempts to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. Generally, the Company is well diversified in its loan portfolio; however, due to the nature of the Company’s geographical footprint, there are certain significant concentrations primarily in CRE and energy-related lending. The Company has adopted and adheres to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged lending, municipal lending, and energy-related lending. All of these limits are continually monitored and revised as necessary. These concentration limits, particularly with regard to the various types of CRE and real estate development, are materially lower than they were in 2007 and 2008, just prior to the emergence of the recent economic downturn. During 2014, the Company determined to further reduce construction and land development loan commitments. This was done largely as a result of the modeled losses by the Company and management’s beliefs about the likely severity of losses modeled by the Federal Reserve in its stress testing, under the severely adverse economic scenarios, as required under the Dodd-Frank Act. The majority of the Company’s business activity is with customers located within the geographical footprint of its subsidiary banks.

The credit quality of the Company’s loan portfolio improved during 2014. Nonperforming lending-related assets at December 31, 2014 decreased by approximately 28% from December 31, 2013. Gross charge-offs for 2014 declined to $106 million from $131 million in 2013. Net charge-offs decreased to $42 million from $52 million for the same periods.

As displayed in Schedule 19, commercial and industrial loans were the largest category and constituted 32.9% of the Company’s loan portfolio at December 31, 2014. Construction and land development loans slightly decreased to 5.0% of total loans at December 31, 2014, compared to 5.6% at December 31, 2013; however, they have declined significantly from a pre-recession level of 20.1% of total loans at the end of 2007.

Schedule 19
LOAN PORTFOLIO DIVERSIFICATION

	December 31, 2014		December 31, 2013
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,163	32.9%	$12,459	31.9%
Leasing	409	1.0	388	1.0
Owner occupied	7,351	18.3	7,568	19.4
Municipal	521	1.3	449	1.2
Total commercial	21,444	53.5	20,864	53.5
Commercial real estate:
Construction and land development	1,986	5.0	2,193	5.6
Term	8,127	20.3	8,203	21.0
Total commercial real estate	10,113	25.3	10,396	26.6
Consumer:
Home equity credit line	2,321	5.8	2,147	5.5
1-4 family residential	5,201	13.0	4,742	12.1
Construction and other consumer real estate	371	0.9	325	0.8
Bankcard and other revolving plans	401	1.0	361	0.9
Other	213	0.5	208	0.6
Total consumer	8,507	21.2	7,783	19.9

Total net loans	$40,064	100.0%	$39,043	100.0%
Government Agency Guaranteed Loans
The Company participates in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of December 31, 2014, the principal balance of these loans was $563 million, and the guaranteed portion was approximately $430 million. Most of these loans were guaranteed by the Small Business Administration.
Schedule 20 presents the composition of government agency guaranteed loans.

Schedule 20
GOVERNMENT GUARANTEES

(Amounts in millions)	December 31, 2014	Percent guaranteed	December 31, 2013	Percent guaranteed

Commercial	$539	76%	$563	76%
Commercial real estate	19	76	18	76
Consumer	5	100	4	100
Total loans	$563	76	$585	76
Commercial Lending
Schedule 21 provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.

Schedule 21
COMMERCIAL LENDING BY INDUSTRY GROUP

	December 31, 2014		December 31, 2013
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,418	11.4%	$2,937	14.1%
Manufacturing	2,305	10.7	2,181	10.5
Mining, quarrying and oil and gas extraction	2,277	10.6	2,205	10.6
Retail trade	1,924	9.0	1,737	8.3
Wholesale trade	1,638	7.6	1,464	7.0
Healthcare and social assistance	1,347	6.3	1,211	5.8
Transportation and warehousing	1,294	6.0	1,074	5.2
Finance and insurance	1,168	5.5	1,168	5.6
Construction	1,027	4.8	926	4.4
Accommodation and food services	911	4.2	799	3.8
Professional, scientific and technical services	884	4.1	928	4.4
Other [1]	4,251	19.8	4,234	20.3
Total	$21,444	100.0%	$20,864	100.0%
 1 No other industry group exceeds 4%.
Energy-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil/gas extraction; manufacturing; and transportation and warehousing; contain certain loans categorized by the Company as energy-related. At December 31, 2014, the Company had approximately $6.3 billion of total credit energy-related exposure and $3.2 billion of primarily oil and gas energy-related loan balances. The distribution of energy-related loans by customer market segment is shown in Schedule 22.

Schedule 22
ENERGY-RELATED EXPOSURE 1

(Amounts in millions)	December 31, 2014

Loans and leases
Oil and gas-related	$3,172
Alternative energy	225
Total loans and leases	3,397
Unused commitments to extend credit	2,858
Total credit exposure	$6,255

Private equity investments	$22

Distribution of oil and gas-related balances
Upstream – exploration and production	32%
Midstream – marketing and transportation	19
Downstream – refining	2
Other non-services	2
Oilfield services	33
Energy service manufacturing	12
Total loans and leases	100%

[1]
Many borrowers operate in multiple businesses. Therefore, judgment has been applied in characterizing a borrower as energy-related, and to a particular segment of energy-related activity, e.g., upstream or downstream.

As of December 31, 2014, $17 million (or 0.5%) of the $3.2 billion outstanding oil and gas energy-related loan balances were nonperforming. The Company’s historical energy lending performance has been strong despite significant volatility in both oil and natural gas prices, largely due to the efforts of our highly experienced team of bankers dedicated exclusively to the energy finance sector, conservative underwriting standards, and solid risk management controls and practices. Losses following the 2008-2009 period of oil and gas price declines and volatility were modest. Energy-related classified loans increased significantly during this last economic downturn, nonperforming loans increased much more modestly, and annual losses were relatively minor (approximately 1% in the peak year of 2010). The Company’s cumulative energy-related net charge-offs over the last five years have been lower than the cumulative net loss rate of general commercial and industrial lending during that same time period.

Upstream
Upstream exploration and production loans comprised approximately 32% of the Company’s energy-related exposure as of December 31, 2014. Most upstream borrowers have relatively balanced production between oil and gas.

The Company uses disciplined underwriting practices to mitigate the risk associated with its upstream lending activities. Upstream loans are made to reserve-based borrowers where more than 90% of those loans are collateralized by the value of the borrower’s oil and gas reserves. The Company’s oil and gas price deck, the pricing applied to a borrower's reserves for underwriting purposes, has generally been below the NYMEX strip, i.e., the average of the daily settlement prices of the next 12 months’ futures contracts. Through the use of independent Company and third-party engineers and conservative underwriting, the Company applies multiple discounts. These discounts often range from 10-40% of the value of the collateral in determining the borrowing base (commitment), and help protect credit quality against significant commodity price declines. Further, reserve-based commitments are subject to a borrowing base re-determination based on then-current energy prices, typically every six months. Generally, the Company has, at its option, the right to conduct additional re-determinations during the year. Borrowing bases for clients are usually set at 60-70% of available collateral after an adjustment for the discounts described above.

Upstream borrowers generally do not draw the maximum available funding on their lines, which provides the borrower additional liquidity and flexibility. The line utilization rate on reserve-based loan commitments was approximately 57% at December 31, 2014. This unused commitment gives us the ability in some cases to reduce the borrowing base commitment through the re-determination process without creating a borrowing base deficiency (where outstanding debt exceeds the new borrowing base). Nevertheless, our loan agreements generally require the borrowers to maintain a certain amount of equity. Therefore, if the loan to collateral value exceeds an acceptable limit, we work with the borrowers to reinstate an acceptable collateral-value threshold.

An additional metric that the Company considers in its underwriting is a borrower’s oil and gas price hedging practices. A significant portion of the Company’s reserve-based borrowers are hedged. Of the Company’s risk-based estimated oil production projected in 2015 and 2016, more than 50% is hedged based on weighted average commitments and the latest data provided by the borrowers.

Midstream
Midstream marketing and transportation loans comprised approximately 19% of the Company’s energy-related exposure as of December 31, 2014. Loans in this segment are made to companies that gather, transport, treat and blend oil and natural gas. The assets owned by these borrowers, which make this activity possible, are field-level gathering systems (small diameter pipe), pipelines (medium/large diameter pipe), tanks, trucks, rail cars, various water-based vessels and natural gas treatment plants. Our midstream loans are secured by these assets, unless the borrower is rated investment-grade. The majority of our midstream borrowers’ revenues are derived from fee-based contracts, giving them limited exposure to commodity price risk. Since lower oil and gas prices slow the drilling and development of new oil and natural gas, but do not normally result in significant numbers of producing wells being shut in, volumes of oil and gas flowing through midstream systems usually remain relatively stable throughout oil and natural gas price cycles. During the 2008-2009 period of oil and gas price volatility, classified loans in the Midstream segment peaked at a lower level than the Upstream and Energy Services segments.

Energy Services
Energy service loans, which include oilfield services and energy service manufacturing in Schedule 22, comprised approximately 45% of the Company’s energy-related exposure as of December 31, 2014. Energy service loans include borrowers that have a concentration of revenues to the energy industry. However, many of these borrowers provide a broad range of products and services to the energy industry, and are not subject to the same volatility as new drilling activities. Many of these borrowers are diversified geographically and service both oil and gas related drilling and production.

For energy service loans, underwriting criteria requires lower leverage to compensate for the cyclical nature of the industry. During the Company’s underwriting process, we use sensitivity analysis to consider revenue and cash flow impacts resulting from oil and gas price cycles. Generally, we underwrite energy service loans to withstand a 20-50% decline in cash flows, with higher discounts for those borrowers subject to greater cyclicality.

Risk Management of the Energy-Related Portfolio
The Company applies concentration limits and disciplined underwriting to its entire energy-related portfolio in order to limit its risk exposure. Concentration limits on energy-related lending, coupled with adherence to the Company’s underwriting standards, served to constrain loan growth during the past several quarters. As an indicator of the diversity of our energy-related portfolio’s size, the average amount of our commitments is approximately $8 million, with approximately 60% of the commitments less than $30 million. The portfolio contains only senior loans – no junior or second lien positions; additionally, the Company generally avoids making first lien loans to borrowers that employ significant leverage through the use of junior lien loans or large unsecured senior tranches of debt. More than 90% of the total energy-related portfolio is secured by reserves, equipment, real estate, and other collateral, or a combination of collateral types. Lending arrangements that are not secured are generally to investment grade borrowers.

For efficiency purposes, and to further reduce concentration risk, the Company participates as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which are generally larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is 80% in the upstream portfolio, 77% in the midstream portfolio, and 50% in the energy services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, the Company provides ancillary banking services to these borrowers, further evidencing this direct relationship.

As a secondary source of support, many of our energy-related borrowers have access to capital markets and private equity sources. Approximately 45% of our exposure is to public companies and/or to those who have private equity sponsors. Private sponsors tend to be large funds, often with assets under management of more than $1 billion, managed by individuals with a great deal of energy expertise and experience and who have successfully managed energy investments through previous energy price cycles. The investors in the funds are believed to be primarily institutional investors, such as large pensions, foundations, trusts and high net worth family offices.

During the fourth quarter of 2014, observed credit quality in the energy-related portfolio, based on most recent borrower financial statements, remained strong and was relatively unchanged from the third quarter. During the fourth quarter of 2014, the Company conducted certain sensitivity analyses, and based on those analyses, subjected certain energy-related credits to further scrutiny resulting in a small number of credit downgrades. The fact that the decline in energy prices has basically taken place within one quarter makes it difficult yet to see measurable changes to the financial condition of many energy-related borrowers, which is a primary driver of individual loan risk grades; such risk grades, in turn, are a primary driver of the quantitative portion of the allowance for credit losses. Nevertheless, the Company recognizes that some of its energy-related credits likely have incurred losses, assuming current levels of oil and gas prices persist. Therefore, it made changes to certain qualitative adjustment factors that had the effect of increasing the allowance for credit losses by approximately $25 million.

Finally, in addition to re-evaluating certain credits and bolstering the allowance for credit losses in the fourth quarter of 2014, the Company has initiated the process of interim borrowing base re-determinations on a few selected borrowers. This is expected to result in some reduction of the size of the lines of credit available to those borrowers, and may result in some credit downgrades, as borrowers provide updated financial statements and the borrowing bases of exploration and production credits are updated. However, the Company believes it is prudent to take early action for the few selected borrowers and secure additional collateral, reduce commitments, etc., rather than wait for the normal borrowing base re-determination period in the spring of 2015.

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in Schedule 23.
Schedule 23
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION
At December 31, 2014

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	Northern California	Southern California	Nevada	Colorado	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	12/31/2014	$1,111	$626	$2,172	$557	$400	$1,244	$1,105	$255	$657	$8,127	80.4%
% of loan type		13.7%	7.7%	26.7%	6.9%	4.9%	15.3%	13.6%	3.1%	8.1%	100.0%
Delinquency rates [2]:
30-89 days	12/31/2014	—	—	0.1%	0.4%	—	—	0.6%	0.3%	0.2%	0.2%
	12/31/2013	0.3%	—	0.2%	0.7%	—	0.2%	0.1%	—	0.4%	0.2%
≥ 90 days	12/31/2014	0.1%	—	0.6%	0.6%	—	0.1%	0.3%	0.3%	1.0%	0.4%
	12/31/2013	—	0.5%	0.4%	—	—	0.3%	0.1%	—	0.5%	0.2%
Accruing loans past due 90 days or more	12/31/2014	$—	$—	$12	$4	$—	$—	$3	$1	$—	$20
	12/31/2013	—	1	19	—	—	—	—	—	—	20
Nonaccrual loans	12/31/2014	2	1	7	1	1	2	1	—	10	25
	12/31/2013	7	4	13	8	1	7	6	1	14	61
Residential construction and land development
Balance outstanding	12/31/2014	$52	$27	$270	$7	$45	$218	$97	$17	$13	$746	7.4%
% of loan type		7.0%	3.6%	36.2%	0.9%	6.0%	29.2%	13.0%	2.4%	1.7%	100.0%
Delinquency rates [2]:
30-89 days	12/31/2014	—	—	—	—	—	—	—	—	—	—
	12/31/2013	1.0%	—	—	—	0.4%	—	—	—	—	0.1%
≥ 90 days	12/31/2014	—	—	—	—	—	2.6%	—	—	—	0.8%
	12/31/2013	—	—	0.1%	—	—	3.0%	0.2%	—	—	0.9%
Accruing loans past due 90 days or more	12/31/2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2013	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2014	—	—	—	—	—	7	—	—	—	7
	12/31/2013	1	—	—	—	—	9	—	—	—	10
Commercial construction and land development
Balance outstanding	12/31/2014	$77	$42	$245	$69	$95	$402	$232	$19	$59	$1,240	12.2%
% of loan type		6.2%	3.4%	19.8%	5.6%	7.6%	32.4%	18.7%	1.5%	4.8%	100.0%
Delinquency rates [2]:
30-89 days	12/31/2014	—	—	0.5%	—	0.1%	0.2%	0.1%	—	—	0.2%
	12/31/2013	0.7%	0.8%	0.5%	4.9%	—	0.3%	—	—	—	0.6%
≥ 90 days	12/31/2014	—	—	0.9%	—	—	0.9%	—	—	—	0.5%
	12/31/2013	—	—	—	—	—	1.5%	—	—	—	0.4%
Accruing loans past due 90 days or more	12/31/2014	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2013	—	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2014	—	—	2	—	—	4	11	—	—	17
	12/31/2013	—	1	—	—	—	5	13	—	—	19
Total construction and land development	12/31/2014	$129	$69	$515	$76	$140	$620	$329	$36	$72	$1,986
Total commercial real estate	12/31/2014	$1,240	$695	$2,687	$633	$540	$1,864	$1,434	$291	$729	$10,113	100.0%
1No other geography exceeds $83 million for all three loan types.
2Delinquency rates include nonaccrual loans.

Approximately 23% of the CRE term loans consist of mini-perm loans as of December 31, 2014. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 77% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.

Approximately $208 million, or 17%, of the commercial construction and land development portfolio at December 31, 2014 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements (required equity infusions upon a decline in value of the collateral) are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in the underwriting, because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.

Within the residential construction and development sector, many of the requirements previously mentioned, such as creditworthiness and experience of the developer, up-front injection of the developer’s equity, principal curtailment requirements, and the viability of the project are also important in underwriting a residential development loan. Significant consideration is given to the likely market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursements are made.

Real estate appraisals are ordered and validated independent of the loan officer and the borrower, generally by each bank’s internal appraisal review function, which is staffed by licensed appraisers. In some cases, reports from automated valuation services are used. Appraisals are ordered from outside appraisers at the inception, renewal or, for CRE loans, upon the occurrence of any event causing a downgrade to an adverse grade (i.e., “criticized” or “classified”). We increase the frequency of obtaining updated appraisals for adversely graded credits when declining market conditions exist.

Advance rates (i.e. loan commitments) will vary based on the viability of the project and the creditworthiness of the sponsor, but our guidelines generally limit advances to 50% for raw land, 65% for land development, 65% for finished commercial lots, 75% for finished residential lots, 80% for pre-sold homes, 75% for models and homes not under contract, and 75% for commercial properties. Exceptions may be granted on a case-by-case basis.

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls and, on construction projects, independent progress inspection reports. The receipt of this financial information is monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, loan-by-loan reviews of pass grade loans for all commercial and residential construction and land development loans are performed semiannually at Amegy, CB&T, NBAZ, NSB, Vectra and Zions Bank, while TCBO and TCBW perform such reviews annually.

Interest reserves are generally established as a loan disbursement budget item for real estate construction or development loans. We generally require borrowers to inject their equity into the project prior to loan disbursements, which ensures the availability of equity to complete the project. We monitor the construction, sales and/or leasing progress to determine whether or not the project remains viable. If, at any time during the life of the credit, the project is determined not to be viable (including the adequacy of the remaining interest reserves), the bank takes appropriate action to protect its collateral position via negotiation and/or legal action as deemed necessary. At December 31, 2014 and 2013, Zions’ affiliates had 656 and 609 loans with an outstanding balance of $801 million and $715 million where available interest reserves amounted to $108 million and $104 million, respectively. In instances where projects are in default and have been determined not to be viable, the interest reserves and other disbursements have been frozen, as appropriate.

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

Additionally, when we modify or extend a loan, we give consideration to whether the borrower is in financial difficulty, and whether we have granted a concession. In determining if an interest rate concession has been granted, we consider whether the interest rate on the modified loan is equivalent to current market rates for new debt with similar risk characteristics. If the rate in the modification is less than current market rates, it may indicate that a concession was granted and impairment exists. However, if additional collateral is obtained or if a strong guarantor exists who is believed to be able and willing to support the loan on an extended basis, we also consider the nature and amount of the additional collateral and guarantees in the ultimate determination of whether a concession has been granted.

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

A qualitative assessment is performed on a case-by-case basis to evaluate the guarantor’s experience, performance track record, reputation, performance of other related projects with which we are familiar, and willingness to work with us. We also utilize market information sources, rating and scoring services in our assessment. This qualitative analysis coupled with a documented quantitative ability to support the loan may result in a higher-quality internal loan grade, which may reduce the level of allowance the Company estimates. Previous documentation of the guarantor’s financial ability to support the loan is discounted if there is any indication of a lack of willingness by the guarantor to support the loan.

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

Consumer Loans
The Company has mainly been an originator of first and second mortgages, generally considered to be of prime quality. Historically, the Company’s practice has been to sell “conforming” fixed-rate loans to third parties, including Fannie Mae and Freddie Mac, for which it makes representations and warranties that the loans meet certain underwriting and collateral documentation standards. It has also been the Company’s practice historically to hold variable rate loans in its portfolio. We actively monitor loan “put-backs” (required repurchases of loans previously sold to Fannie Mae or Freddie Mac due to inadequate documentation or other reasons). Loan put-backs have been minimal over a multiple-year period. We estimate that the Company does not have any material risk as a result of either its foreclosure practices or loan put-backs and has not established any reserves related to these items.
The Company is engaged in home equity credit line (“HECL”) lending. At December 31, 2014, the Company’s HECL portfolio totaled $2.3 billion. Approximately $1.2 billion of the portfolio is secured by first deeds of trust, while the remaining $1.1 billion is secured by junior liens.
As of December 31, 2014, loans representing approximately 4% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
More than 95% of the Company’s HECL portfolio is still in the draw period, and approximately 35% is scheduled to begin amortizing within the next five years; however, most of the loans are expected to be renewed for a second 10-year period after a satisfactory review of the borrower’s credit history and ability to repay the loan. The Company regularly analyzes the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized credit losses for the HECL portfolio were 5 bps and 23 bps for 2014 and 2013, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.

Nonperforming Assets
Nonperforming lending-related assets as a percentage of loans and leases and OREO decreased significantly to 0.81% at December 31, 2014, compared with 1.15% at December 31, 2013.

Total nonaccrual loans at December 31, 2014 decreased by $99 million from the prior year, primarily due to a $50 million decrease in commercial owner occupied loans, and a $36 million decrease in commercial real estate term loans. The largest total decreases in nonaccrual loans occurred at Zions Bank and CB&T.

The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” on page 73 for more information. Company policy does not allow for the conversion of nonaccrual construction and land development loans to commercial real estate term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information.

Schedule 24 sets forth the Company’s nonperforming lending-related assets.

Schedule 24
NONPERFORMING LENDING-RELATED ASSETS

(Amounts in millions)	December 31,
	2014	2013	2012	2011	2010
Nonaccrual loans:
Loans held for sale	$—	$—	$—	$18	$—
Commercial:
Commercial and industrial	106	101	94	130	229
Leasing	—	1	1	2	1
Owner occupied	87	137	207	242	349
Municipal	1	10	9	—	2
Commercial real estate:
Construction and land development	24	29	108	221	494
Term	25	60	137	173	288
Consumer:
Real estate	64	66	89	122	163
Other	—	2	3	3	3
Nonaccrual loans	307	406	648	911	1,529
Other real estate owned:
Commercial:
Commercial properties	11	16	51	63	121
Developed land	—	6	10	4	7
Land	2	6	8	19	37
Residential:
1-4 family	4	8	8	35	64
Developed land	2	9	15	22	52
Land	—	1	6	10	18
Other real estate owned	19	46	98	153	299
Total nonperforming lending-related assets	$326	$452	$746	$1,064	$1,828
Ratio of nonperforming lending-related assets to net loans and leases[1] and other real estate owned	0.81%	1.15%	1.96%	2.83%	4.90%
Accruing loans past due 90 days or more:
Commercial	$8	$8	$24	$30	$44
Commercial real estate	20	29	32	55	89
Consumer	1	3	6	9	9
Total	$29	$40	$62	$94	$142
Ratio of accruing loans past due 90 days or more to net loans and leases[1]	0.07%	0.10%	0.16%	0.25%	0.38%
 1 Includes loans held for sale.
Restructured Loans
TDRs are loans that have been modified to accommodate a borrower that is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider. TDRs declined 29% during 2014. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely principal and interest payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged off, but the obligation is not forgiven to the borrower, and any payments collected on the B notes are accounted for as recoveries. The outstanding carrying value of loans restructured using the A/B note strategy was approximately $112 million and $126 million at December 31, 2014 and 2013, respectively.

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

Schedule 25
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	December 31,
(In millions)	2014	2013

Restructured loans – accruing	$245	$345
Restructured loans – nonaccruing	98	136
Total	$343	$481

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

Schedule 26
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

(In millions)	2014	2013

Balance at beginning of year	$481	$623
New identified TDRs and principal increases	81	213
Payments and payoffs	(149)	(271)
Charge-offs	(16)	(18)
No longer reported as TDRs	(36)	(28)
Sales and other	(18)	(38)
Balance at end of year	$343	$481

Other Nonperforming Assets
In addition to lending-related nonperforming assets, the Company had $4 million in carrying value ($5.6 million at amortized cost) of investments in debt securities (primarily bank and insurance company CDOs) that were on nonaccrual status at December 31, 2014, compared to $224 million in carrying value ($239 million at amortized cost) at December 31, 2013. During 2014, we sold a significant portion of nonperforming securities in an effort to reduce risk and maximize the use of capital because these securities were estimated to consume a significant amount of capital under the Dodd-Frank Act Stress Test.

Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

Schedule 27 shows the changes in the allowance for loan losses and a summary of loan loss experience.

Schedule 27
SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	2014	2013	2012	2011	2010
Loans and leases outstanding on December 31, (net of unearned income)	$40,064	$39,043	$37,665	$37,258	$36,830
Average loans and leases outstanding, (net of unearned income)	$39,523	$38,107	$37,037	$36,897	$38,326

Allowance for loan losses:
Balance at beginning of year	$746	$896	$1,052	$1,442	$1,532
Provision charged against earnings	(98)	(87)	14	75	853
Adjustment for FDIC-supported/PCI loans	(1)	(11)	(15)	(9)	40
Charge-offs:
Commercial	(77)	(76)	(121)	(241)	(417)
Commercial real estate	(15)	(26)	(85)	(229)	(517)
Consumer	(14)	(29)	(61)	(90)	(140)
Total	(106)	(131)	(267)	(560)	(1,074)
Recoveries:
Commercial	41	41	56	55	35
Commercial real estate	12	25	42	35	44
Consumer	11	13	14	14	12
Total	64	79	112	104	91
Net loan and lease charge-offs	(42)	(52)	(155)	(456)	(983)
Balance at end of year	$605	$746	$896	$1,052	$1,442

Ratio of net charge-offs to average loans and leases	0.11%	0.14%	0.42%	1.24%	2.56%
Ratio of allowance for loan losses to net loans and leases, on December 31,	1.51%	1.91%	2.38%	2.82%	3.92%
Ratio of allowance for loan losses to nonperforming loans, on December 31,	197.18%	183.54%	138.25%	115.43%	94.32%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, on December 31,	180.03%	166.97%	126.22%	104.67%	86.31%

Schedule 28 provides a breakdown of the allowance for loan losses and the allocation among the portfolio segments.

Schedule 28
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
At December 31,

	2014		2013		2012		2011		2010
	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance
(Amounts in millions)
Loan segment
Commercial	53.5%	$413	53.5%	$469	52.9%	$521	52.7%	$578	50.0%	$786
Commercial real estate	25.3	145	26.6	216	27.4	277	28.5	347	32.0	497
Consumer	21.2	47	19.9	61	19.7	98	18.8	127	18.0	159
Total	100.0%	$605	100.0%	$746	100.0%	$896	100.0%	$1,052	100.0%	$1,442

The total ALLL declined during 2014 by $141 million due to the positive credit trends experienced in our major loan portfolio segments and due to reductions in outstanding balances of construction and land development loans. However, during the fourth quarter of 2014, the Company increased the portion of the ALLL related to qualitative and environmental factors to account for the increased risk of loss on loans that are likely to be affected by the sharp decline in oil prices and more moderate decline in natural gas prices that occurred during the quarter.
The total ALLL at December 31, 2013 decreased by $150 million compared to December 31, 2012. The decreases in the ALLL reflected improvements in credit quality trends and somewhat improving economic conditions in some of our markets. The Company decreased the portion of the ALLL related to qualitative and environmental factors to reflect the positive credit quality trends and stabilizing economic conditions.
The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve decreased by $8.6 million compared to December 31, 2013, primarily driven by improvements in credit quality metrics and reductions in commitments of construction and land development loans, but partially offset by an increase in other unfunded loan commitments.
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

The Company’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company, including interest rate and market risk management. The Boards of Directors of the Company’s subsidiary banks are also required to review and approve these policies. In addition, the Board establishes and periodically revises policy limits and reviews limit exceptions reported by management. The Board has established the Asset/Liability Committee (“ALCO”) consisting of members of management, to which it has delegated the responsibility of managing interest rate and market risk for the Company. Among its other responsibilities, ALCO’s primary responsibility for managing interest rate and market risk includes the following:

•
recommending policies to the Enterprise Risk Management Committee (“ERMC”) and administering the Board-approved policies that govern and limit the Company’s exposure to all interest rate and market risks, including policies that are designed to limit the Company’s adverse exposure to changes in interest rates;

•	approving procedures that support the Board-approved policies;

•	approving all material interest rate risk management strategies;

•	approving all financial derivative positions taken at both the Parent and subsidiaries for the purpose of hedging the Company’s interest rate and market risks;

•	overseeing the management of the balance sheet, net interest income, and liquidity;

•	calculating the estimated economic value of each class of assets, liabilities, and net equity, given defined interest rate scenarios;

•	managing the Company’s estimated earnings at risk and estimated economic value of equity (“EVE”) due to interest rate fluctuations; and

•	reporting timely all policy limit violations to the Chief Risk Officer, who reports them to the Board of Directors.
Interest Rate Risk
Interest rate risk is one of the most significant risks to which the Company is regularly exposed. In general, our goal in managing interest rate risk is to have net interest income increase in a rising interest rate environment. We refer to this goal as being “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise. The asset sensitivity of the Company’s balance sheet changed minimally during 2014.
Due to the low level of rates and the natural lower bound of zero for market indices, there is limited sensitivity to falling rates at the current time, and the Company has tended to operate near its interest rate risk triggers and appetites noted in Schedule 29 following. However, if interest rates remain at their current historically low levels, given the Company’s asset sensitivity, it would expect its net interest margin to be under continuing modest pressure assuming a stable balance sheet. In order to mitigate this pressure, in 2014, the Company began incrementally deploying cash and money market instruments into short-to-medium duration, HQLA-qualifying, pass-through agency residential mortgage backed securities. During 2014, it increased its HQLA securities by approximately $1.0 billion, and it expects to continue purchasing HQLA securities at a pace of $1.5 to $2.0 billion in 2015, and possibly beyond. We expect these purchases to mitigate, but not eliminate, the Company’s asset sensitivity over time.
We attempt to minimize the impact of changing interest rates on net interest income primarily through the use of interest rate floors on variable rate loans, interest rate swaps, interest rate futures, and by avoiding large exposures to long-term fixed rate interest-earning assets that could experience a substantially slower return of principal in a rising rate environment (e.g., 30-year pass-through mortgage-backed securities). Our earning assets are largely tied to the shorter end of the interest rate curve. The prime lending rate and the LIBOR curves are the primary indices used for pricing the Company’s loans. The interest rates paid on deposit accounts are set by individual banks so as to be competitive in each local market.
We monitor interest rate risk through the use of two complementary measurement methods: Economic Value of Equity (“EVE”), and net interest income simulation. In the EVE method, we measure the expected changes in the fair values of equity in response to changes in interest rates. In the net interest income simulation method, we analyze the expected change in net interest income in response to changes in interest rates.
EVE is calculated as the fair value of all assets and derivative instruments minus the fair value of liabilities. We measure changes in the dollar amount of EVE for parallel shifts in interest rates. Due to embedded optionality and asymmetric rate risk, changes in EVE can be useful in quantifying risks not apparent for small rate changes. Examples of such risks may include out-of-the-money caps on loans, which have little effect for small rate movements but may become important if larger rate shocks were to occur, or substantial prepayment deceleration for low rate mortgages in a higher rate environment. The Company’s policy is to limit declines in EVE to 4% per 100 bps movement in interest rates in either direction. Schedule 29 presents the formal limits adopted by the

Company’s Board of Directors. Changes or exceptions to the EVE limits are subject to notification and approval by the Risk Oversight Committee of the Company’s Board of Directors.
Schedule 29
ECONOMIC VALUE OF EQUITY DECLINE LIMITS

Parallel change in interest rates	Trigger decline in EVE	Risk capacity decline in EVE

+/- 100 bps	3%	4%
+/- 200 bps	6%	8%
+/- 300 bps	9%	12%
Net interest income simulation is an estimate of the total net interest income that would be recognized under different rate environments. Net interest income is measured under several parallel and nonparallel interest rate environments and deposit repricing assumptions, taking into account an estimate of the possible exercise of options within the portfolio (e.g. a borrower’s ability to refinance a loan under a lower rate environment). For net interest income simulation, Company policy requires that net interest income from a static balance sheet be limited to a decline of no more than 10% during one year if rates were to immediately rise or fall in parallel by 200 bps.
Each of these measurement methods requires that we assess a number of variables and make various assumptions in managing the Company’s exposure to changes in interest rates. The assessments address loan and security prepayments, early deposit withdrawals, and other embedded options and noncontrollable events. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, the Company estimates ranges of EVE and net interest income simulation under a variety of assumptions and scenarios. The Company’s interest rate risk position changes as the interest rate environment changes and is actively managed to maintain an asset-sensitive position. However, positions at the end of any period may not be reflective of the Company’s position in any subsequent period.
The estimated EVE and net interest income simulation results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking and savings and money market accounts, and also to prepayment assumptions used for loans with prepayment options. Given the uncertainty of these estimates, we view both the EVE and the net interest income simulation results as falling within a wide range of possibilities. Management uses historical regression analysis as a guide to setting such assumptions; however, due to the current low interest rate environment, which has little historical precedent, estimated deposit durations may not reflect actual future results. Even modest variation of such assumptions may have significant impact on the calculation of income simulation and economic value of equity shown below. These assumptions are as follows:
Schedule 30
REPRICING SCENARIO ASSUMPTIONS BY DEPOSIT PRODUCT

	As of December 31, 2014
	Fast		Slow
Product	Effective duration (base)	Effective duration (+200 bps)	Effective duration (base)	Effective duration (+200 bps)

Demand deposits	1.7%	1.7%	2.8%	2.9%
Money market	0.8%	0.7%	1.2%	1.1%
Savings and interest on checking	3.0%	2.8%	3.8%	3.6%
Note: Effective duration measures the percent change in EVE for a 100 bps parallel shift in rates as compared to the Macaulay Duration, which measures weighted average life of cash flows in years and is not reported. The Company’s Demand Deposit Model assumes significant run-off of noninterest-bearing deposits in the event of rising interest rates.

As of the dates indicated, the following schedule shows the Company’s percentage change in net interest rate sensitive income, based on a static balance sheet, in the first year after the rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps. The Company estimates interest rate risk with two sets of deposit repricing scenarios.
The first scenario assumes that administered-rate deposits (money market, interest-earning checking, and savings) reprice at a faster speed in response to changes in interest rates. In the current low rate environment, significant declines in interest rates from current levels are deemed less likely and, therefore, the magnitude of downward rate shocks is limited. At December 31, 2014 and 2013, interest rates were at such a low level that repricing scenarios assuming -100 bps rate shocks produced negative results.
The second scenario assumes that those deposits reprice at a slower speed. For larger rate shocks, e.g., +300 bps, models reflecting consumer behavior in regards to both loan prepayments and deposit run-off are inherently prone to increased model uncertainty.

Schedule 31
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	As of December 31, 2014
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(3.0)%	6.8%	13.9%	20.6%
Slow	(3.2)%	8.1%	16.5%	24.6%

	As of December 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	(3.1)%	6.8%	14.2%	21.3%
Slow	(3.2)%	8.1%	16.9%	25.4%
Schedule 32 includes changes in the EVE from -100 bps to +300 bps parallel rate moves for both “fast” and “slow” scenarios.
Schedule 32
CHANGES IN ECONOMIC VALUE OF EQUITY

	As of December 31, 2014
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	1.4%	1.2%	2.4%	2.6%
Slow	(2.1)%	6.3%	12.3%	16.9%

	As of December 31, 2013
Repricing scenario	-100 bps	+100 bps	+200 bps	+300 bps

Fast	0.6%	1.1%	2.6%	3.3%
Slow	(3.5)%	6.2%	13.0%	18.4%
During 2014, changes in both measures of interest rate sensitivity were, among other things, driven by:

•	a 9.4% year-over-year increase in noninterest-bearing demand deposits;

•	the redemption of long-term debt from cash reserves;

•	issuance of $525 million of new common equity; and

•	increase of approximately $1.0 billion of primarily short-to-medium duration agency pass-through securities which qualify as HQLA.

In 2015, we expect to introduce a new modeling approach to monitor interest rate risk. Based on parallel testing during 2014, we expect the new model will show reduced asset sensitivity compared to Schedule 32, particularly in the “slow” scenario.

Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At December 31, 2014 and 2013, approximately 77.5% and 77.7%, respectively, of the Company’s commercial lending and CRE portfolios were variable rate and primarily tied to either the prime rate or LIBOR. In addition, certain of our consumer loans also have variable interest rates. See Schedule 17 for further information on fixed and variable interest rates of the loan portfolio.

Largely due to competitive pressures, the favorable impact on loan yield from the use of interest rate floors has diminished. As of December 31, 2014 and 2013, approximately 36.5% and 39.4%, respectively, of all of the Company’s variable rate loan balances contain floors. Of the loans with floors, approximately 58.5% and 64.5% of the balances at these same respective dates were priced at the floor rates, which were above the “index plus spread” rate by an average of 0.42% and 0.53%, respectively.

At December 31, 2014, the Company held $275 million (notional amount) of interest rate swap agreements of which $50 million each mature in 2018 and 2019. See Notes 7 and 20 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

Market Risk – Fixed Income
The Company engages in the underwriting and trading of municipal securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.

At December 31, 2014, the Company had a relatively small amount, $71 million, of trading assets and $24 million of securities sold, not yet purchased, compared with $35 million and $74 million, respectively, at December 31, 2013.

The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During 2014, the after-tax change in AOCI attributable to AFS and HTM securities was an increase of $77 million compared to a $235 million increase in 2013. The primary reasons for the $77 million increase in 2014 are the sales of CDOs and the observed improvement in market values of trust preferred CDOs; such market improvements may not be sustainable. If any of the AFS or HTM securities become other-than-temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” on page 52 for additional information on OTTI.

Market Risk – Equity Investments
Through its equity investment activities, the Company owns equity securities that are publicly traded. In addition, the Company owns equity securities in companies and governmental entities, e.g., Federal Reserve Bank and Federal Home Loan Banks, that are not publicly traded. The accounting for equity investments may use the cost, fair value, equity, or full consolidation methods of accounting, depending upon the Company’s ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of the Company’s investment is subject to fluctuation. Since the fair value of these securities may fall below the Company’s investment costs, the Company is exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored and evaluated by the Company’s Equity Investment Committee.
The Company holds investments in pre-public companies through various, predominantly SBIC venture capital funds. The Company’s equity exposure to these investments was approximately $86 million and $61 million at December 31, 2014 and 2013, respectively.

Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds were generally not a part of the strategy since the underlying companies were typically not creditworthy. The carrying value of Amegy’s equity investments was $38 million and $54 million at December 31, 2014 and 2013, respectively.

These private equity investments are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act, as published on December 10, 2013, prohibits banks and bank holding companies from holding private equity investments beyond July 21, 2016, as currently extended, except for SBIC funds. The Federal Reserve has announced its intention to act in 2015 to grant an additional one-year extension to July 21, 2017. As of December 31, 2014, such prohibited private equity investments, except for SBIC funds, amounted to $41 million, with an additional $25 million of unfunded commitments (see Note 17 for more information). The Company currently does not believe that this divestiture requirement will ultimately have a material effect on the Company’s financial statements.

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
Overseeing liquidity management is the responsibility of ALCO, which implements a Board-adopted corporate Liquidity and Funding Policy. This policy addresses maintaining adequate liquidity, diversifying funding positions, monitoring liquidity at consolidated as well as subsidiary bank levels, and anticipating future funding needs. The policy also includes liquidity ratio guidelines, for example, the “time-to-required funding” and fixed charges coverage ratios, that are used to monitor the liquidity positions of the Parent and subsidiary banks, as well as various stress test and liquid asset measurements for the Parent and subsidiary banks’ liquidity.
The management of liquidity and funding is performed centrally for the Parent and jointly by the Parent and bank management for its subsidiary banks. Zions Bank’s Capital Markets/Investment Division performs this management centrally, under the direction of the Company’s Chief Investment Officer, with oversight by ALCO. The Chief Investment Officer is responsible for recommending changes to existing funding plans, as well as to the Company’s Liquidity Policy. These recommendations must be submitted for approval to ALCO, and changes to the Policy also must be approved by the Company’s Enterprise Risk Management Committee and the Board of Directors. The Company has adopted policy limits that govern liquidity risk, including a target for the Parent’s time-to-required funding of 18-24 months, with a minimum policy limit of not less than 12 months. Throughout 2014 and as of December 31, 2014, the Company complied with this policy.
The subsidiary banks have authority to price deposits, borrow from their FHLB and the Federal Reserve, and sell/purchase federal funds to/from Zions Bank and/or correspondent banks. The banks may also make liquidity and funding recommendations to the Chief Investment Officer.
Liquidity Regulation
In September 2014, U.S. banking regulators issued a final rule that implements a quantitative liquidity requirement in the U.S. generally consistent with the Liquidity Coverage Ratio (“LCR”) minimum liquidity measure established under the Basel III liquidity framework. Under this rule, the Company is subject to a modified LCR standard, which requires a financial institution to hold an adequate amount of unencumbered High Quality Liquid Assets (“HQLA”) that can be converted into cash easily and immediately in private markets to meet its liquidity needs for a short-term liquidity stress scenario. Although this rule is not applicable to the Company and other banks of its size until January 2016, the Company has calculated that it is in compliance with the requirement to maintain a modified LCR of at least 100%.

The Company is required to and is conducting monthly liquidity stress tests as of January 2015. These tests incorporate scenarios designed by the Company subject to review by the Federal Reserve.

The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (“NSFR”), which requires a financial institution to maintain a stable funding profile in relation to the characteristics of its on- and off-balance sheet activities. On October 31, 2014, the Basel Committee on Banking Supervision issued its final standards for this ratio, entitled Basel III: The Net Stable Funding Ratio. Based upon this Basel III publication, we believe the Company would meet the minimum NSFR if such requirement were currently effective. However, the Federal Reserve has not yet proposed regulations to implement these Basel Committee standards. The Company is monitoring these developments.
Contractual Obligations
Schedule 33 summarizes the Company’s contractual obligations at December 31, 2014:
Schedule 33
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$1,933	$392	$216	$1	$45,305	$47,847
Commitments to extend credit	4,591	5,695	3,246	3,127		16,659
Standby letters of credit:
Financial	564	95	6	81		746
Performance	150	31	2			183
Commercial letters of credit	30		2			32
Commitments to make venture and other noninterest-bearing investments [2]	25					25
Federal funds and other short-term borrowings	244					244
Long-term debt [3]	217	250	39	585		1,091
Operating leases, net of subleases	47	88	67	125		327
Unrecognized tax benefits		3				3
	$7,801	$6,554	$3,578	$3,919	$45,305	$67,157

[1]	Indeterminable maturity deposits include noninterest-bearing demand, savings and money market, and non-time foreign.

[2]	Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They have therefore been considered due on demand, maturing in one year or less.

[3]	The maturities on long-term borrowings do not include the associated hedges.

In addition to the commitments specifically noted in Schedule 33, the Company enters into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services used in the operation of its business. Generally, these contracts are renewable or cancelable at least annually, although in some cases to secure favorable pricing concessions, the Company has committed to contracts that may extend to several years.

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

Liquidity Management Actions
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries decreased slightly to $9.2 billion at December 31, 2014 from $9.3 billion at December 31, 2013. The $0.1 billion decrease during 2014 resulted primarily from (1) repayments of debt, (2) net loan originations and purchases, and (3) dividends on preferred and common stock. These decreases in cash were partially offset by (1) an increase in deposits, (2) the issuance of common stock, and (3) net cash provided by operating activities.

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

Cash and interest-bearing deposits held as investments at the Parent increased to $1.0 billion at December 31, 2014 from $0.9 billion at December 31, 2013. The $0.1 billion increase during 2014 was primarily a result of (1) the issuance of common stock, (2) sales and paydowns of CDO securities, and (3) dividends received from subsidiaries. These increases were partially offset by (1) repayments of approximately $1.1 billion of senior notes and $106 million of subordinated notes, (2) interest payments on debt, and (3) the payment of preferred and common dividends. The issuance of $525 million of common stock during 2014 consisted of approximately 17.6 million shares at a price of $29.80 per share. Net of commissions and fees, this issuance added approximately $516 million to common stock. See Notes 12 and 13 of the Notes to Consolidated Financial Statements for additional information about the Company’s long-term debt and equity transactions.

During 2015, the Company expects to redeem high-cost, long-term debt, including debt from maturities and from early optional redemption provisions. The Parent’s long-term debt maturities in 2015 include:

Schedule 34
LONG-TERM DEBT MATURITIES IN 2015

(Amounts in millions)	Coupon rate	December 31, 2014
Description		Carrying balance	Par amount	Maturity

Subordinated note	6.00%	$32.9	$32.4	September 15, 2015
Convertible subordinated note	6.00%	70.4	79.3	September 15, 2015
Subordinated note	5.50%	53.0	52.1	November 16, 2015
Convertible subordinated note	5.50%	62.4	71.6	November 16, 2015
		$218.7	$235.4

In addition, at December 31, 2014, the Company had optional early redemptions totaling $27 million of long-term senior notes during 2015. On February 17, 2015, $8.0 million of this amount was redeemed.

During 2014, the Parent received common dividends and return of common equity totaling $190 million and preferred dividends totaling $46 million from its subsidiary banks. During 2013, the Parent received from its subsidiary banks $377 million for common dividends and return of common equity, $45 million for preferred dividends, and $175 million from the redemption of preferred stock issued to the Parent. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During 2014, all of the Company’s subsidiary banks recorded a profit, except for TCBO, which operated at approximately break-even. We expect that this profitability will be sustained, thus permitting continued payments of dividends by the subsidiaries to the Parent during 2015.
General financial market and economic conditions impact the Company’s access to, and cost of, external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during 2014, except that Fitch’s outlook for the Company was revised to stable from positive. Standard & Poor’s, Fitch, Dominion Bond Rating Service (“DBRS”), and Kroll all rate the Company’s senior debt at an investment grade level, while Moody’s rates the Company’s senior debt as Ba1 (one notch below investment grade). In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment grade.
Schedule 35 presents the Parent’s ratings as of December 31, 2014:

Schedule 35
CREDIT RATINGS

Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating

S&P	Stable	BBB-	BB+
Moody’s	Stable	Ba1	Ba2
Fitch	Stable	BBB-	BB+
DBRS	Stable	BBB (low)	BB (high)
Kroll	Stable	BBB	BBB-
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $96 million in 2014 from $126 million in 2013 as a result of a net repayment of debt of $1.2 billion and $0.2 billion during 2014 and 2013, respectively. Cash payments for interest is expected to continue to decrease during 2015 as a result of the debt repayments during 2014 and the expected debt repayments during 2015.
Additionally, the Parent paid approximately $96 million and $120 million of total dividends on preferred stock and common stock during 2014 and 2013, respectively. Preferred stock dividends were lower during 2014 compared to 2013 primarily as a result of the replacement of the 9.5% Series C preferred stock with lower-rate Series G, H, I, and J preferred stock during the first three quarters of 2013.
Note 23 of the Notes to Consolidated Financial Statements contains the Parent’s statements of income and cash flows for 2014, 2013 and 2012, as well as its balance sheets at December 31, 2014 and 2013.
At December 31, 2014, maturities of the Company’s long-term senior and subordinated debt ranged from September 2015 to September 2028, with effective interest rates from 3.30% to 6.95%.

See Note 12 of the Notes to Consolidated Financial Statements for a complete summary of the Company’s long-term debt.

Subsidiary Bank Liquidity – The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At December 31, 2014, these core deposits, excluding brokered deposits, in aggregate, constituted 97.3% of consolidated deposits, compared with 97.1% at December 31, 2013. On a consolidated basis, the Company’s net loan to total deposit ratio is 83.7% as of December 31, 2014, compared to 84.2% as of December 31, 2013.

During 2014, the Company repaid Amegy’s $75 million subordinated note, which matured on September 22, 2014.

Deposit growth during 2014 was very strong. Total deposits increased by $1.5 billion from $46.3 billion at December 31, 2013 to $47.8 billion at December 31, 2014 mainly due to increases of $1.8 billion in noninterest-bearing demand deposits and $1.5 billion in savings deposits. These increases were partly offset primarily by a decrease of $1.6 billion in foreign deposits and $0.2 billion in time deposits. The Company experienced a significant reduction in foreign deposits as a result of closing some of its Cayman Islands operations. These foreign deposits were transferred to domestic savings and money market deposit accounts.
Also, during 2014, the subsidiary banks redeployed approximately $1.0 billion in interest-bearing deposits held as investments to security resell agreements.
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
At December 31, 2014, the amount available for additional FHLB and Federal Reserve borrowings was approximately $16.4 billion. Loans with a carrying value of approximately $22.5 billion at December 31, 2014, and $23.0 billion at December 31, 2013 have been pledged at the Federal Reserve and various FHLBs as collateral for current and potential borrowings. The Company had a de minimis amount (approximately $22 million) of long-term borrowings outstanding with the FHLB at December 31, 2014, which was a slight decrease from $23 million at December 31, 2013. The Company had no short-term FHLB or Federal Reserve borrowings outstanding at December 31, 2014, which was unchanged from December 31, 2013. At December 31, 2014 and 2013, the subsidiary banks’ total investment in FHLB stock was approximately $104 million and $105 million, respectively. The subsidiary banks’ total investment in Federal Reserve stock was approximately $121 million at both December 31, 2014 and 2013.
The Company’s investment activities can provide or use cash, depending on the asset-liability management posture taken. During 2014, investment securities’ activities resulted in a net increase in investment securities and a net $71 million decrease in cash compared with a net $246 million decrease in cash for 2013.
Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending and purchase activity for 2014 resulted in a net cash outflow of $1.1 billion compared to a net cash outflow of $1.5 billion for 2013.

During 2014, the Company paid income taxes of $183 million, compared to $181 million during 2013.

Operational Risk Management
Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. In its ongoing efforts to identify and manage operational risk, the Company has an Enterprise Risk Management department whose responsibility is to help employees, management and the Board to assess, understand, measure, monitor and manage risk in accordance with the Company’s Risk Appetite Framework. We have documented both controls and the Control Self Assessment related to financial reporting under the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

Further, we undertake significant efforts to maintain contingency and business continuity plans for operational support in the event of natural or other disasters. We also mitigate operational risk through the purchase of insurance, including errors and omissions and professional liability insurance.

The Company is continually improving its oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported to the Operational Risk Committee, the Enterprise Risk Management Committee, and the Risk Oversight Committee of the Board on a regular basis. Late in 2013, the Company further improved operational risk management by creating and staffing the position of Director of Corporate Operational Risk in order to consolidate and enhance its risk oversight functions.

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
Overview
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

Capital Plan and Stress Tests
The CMC oversees the Company’s capital stress testing under a variety of adverse economic and market scenarios. The Company has established processes to periodically conduct stress tests to evaluate potential impacts to the Company under hypothetical economic scenarios. These stress tests facilitate our contingency planning and management of capital and liquidity within quantitative limits reflecting the Board of Directors’ risk appetite. These processes are also used to complete the Company’s DFAST, as required by the Dodd-Frank Act, and CCAR as required by the Federal Reserve.

Filing a capital plan with the Federal Reserve based on stress-testing and documented sound policies, processes, models, controls, and governance practices, and the subsequent review by the Federal Reserve, is an annual regulatory requirement. This capital plan, which is subject to objection by the Federal Reserve, governs all of the Company’s capital and significant unsecured debt financing actions for a period of five quarters. Among the actions governed by the capital plan are the repurchase of outstanding capital securities and the timing of new capital issuances, and whether the Company can pay or increase dividends. Any such action not included in a capital plan to which the Federal Reserve has not objected cannot be executed without submission of a revised stress test and capital plan for Federal Reserve review and non-objection; de minimis changes are allowed without a complete plan resubmission, subject to receipt of a Federal Reserve non-objection. Regulations require Company disclosure of these stress tests results. The Company submitted its 2015 capital plan to the Federal Reserve on January 5, 2015. The Federal Reserve has indicated it will announce the results of its CCAR 2015 review by mid-March.

The Company originally submitted its 2014 capital plan to the Federal Reserve on January 6, 2014. The Company subsequently notified the Federal Reserve of its intention to resubmit its capital plan to reflect the impact of the Volcker Rule, and the impact of its decision to sell certain CDO securities to improve the Company’s risk profile. In February 2014, the Federal Reserve granted its approval for a resubmission. In March 2014, the Federal Reserve notified the Company that, based upon its original capital plan, the Company’s capital ratios would not have met certain minimum requirements of the Federal Reserve’s capital adequacy rules under results projected by the Federal Reserve using the hypothetical severely adverse economic stress scenario in the Dodd-Frank Act Stress Test (“DFAST”). The DFAST results were worse than those projected by the Company with regard to pretax, pre-provision net revenue and credit losses for some loan types.

Under the Federal Reserve’s capital planning rules, this failure to maintain required minimum capital ratios as projected by the Federal Reserve under its severely adverse stress scenario triggered a requirement that the Company conduct a new stress test and submit a new capital plan. The Company resubmitted its 2014 capital plan and stress test on April 30, 2014 to the Federal Reserve. The resubmitted plan incorporated the impact of the IFR CDO exemption, the impact of the sales of CDO securities that occurred in the first quarter of 2014, and an increase in the amount of new common equity that the Company proposed to issue to $400 million.

On July 25, 2014, the Federal Reserve announced that it did not object to the Company’s 2014 resubmitted capital plan. The post-stress Tier 1 common ratio computed by the Federal Reserve met the CCAR requirements. However, the Company determined to increase the new common equity issuance to $525 million as discussed previously.

Capital Management Actions
Total shareholders’ equity increased by 14.1% from $6.5 billion at December 31, 2013 to $7.4 billion at December 31, 2014. The increase in total shareholders’ equity is primarily due to the issuance of $525.0 million of common stock, $398.5 million of net income, and a $76.9 million improvement in net unrealized losses on investment securities recorded in AOCI, partially offset by $103.1 million of dividends recorded on preferred and common stock. The improvement in net unrealized losses on investment securities during 2014 was primarily the result of an increase in the fair value of investment securities, partially offset by the recognition in earnings of net fixed income securities gains on investment securities sold.

The Company has maintained its quarterly dividend on common stock at $0.04 per share since the second quarter of 2013, which was an increase of $0.03 per share from the $0.01 per share paid during the first quarter of 2013 and during each quarter of 2012. The Company paid $31.3 million in dividends on common stock during 2014, compared to $24.1 million during 2013. During its January 2015 meeting, the Board of Directors declared a dividend of $0.04 per common share payable on February 26, 2015 to shareholders of record on February 19, 2015.

The Company recorded preferred stock dividends of $71.9 million for 2014 and $95.5 million for 2013. The current annualized run rate of preferred dividends is approximately $63 million annually or approximately $15 million to $16 million quarterly, consistent with the amounts recorded during the last three quarters of 2014.
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The Company’ capital ratios as of December 31, 2014, 2013, and 2012 under Basel I are shown in Schedule 36. Also shown are pro forma ratios as of December 31, 2014 under Basel III, which is discussed subsequently.
Schedule 36
CAPITAL AND PERFORMANCE RATIOS

				Basel III
	Basel I			December 31, 2014 pro forma
	2014	2013	2012	2015 Phase-in	Fully Phased-in

Tangible common equity ratio	9.48%	8.02%	7.09%
Tangible equity ratio	11.27%	9.85%	9.15%
Average equity to average assets	12.57%	11.81%	12.22%
Risk-based capital ratios:
Tier 1 common	11.92%	10.18%	9.80%	11.82%	11.80%
Tier 1 leverage	11.82%	10.48%	10.96%	11.59%	11.43%
Tier 1 risk-based	14.47%	12.77%	13.38%	14.03%	13.84%
Total risk-based	16.27%	14.67%	15.05%	16.08%	15.98%

Return on average common equity	5.42%	5.73%	3.76%
Tangible return on average tangible common equity	6.70%	7.44%	5.18%

Note 18 of the Notes to Consolidated Financial Statements provides additional information on risk-based capital.

At December 31, 2014, regulatory Tier 1 risk-based capital and total risk-based capital were $6.6 billion and $7.4 billion, respectively, compared to $5.8 billion and $6.6 million at December 31, 2013.

Basel III
The Basel III Capital Rules, which effectively replaced the Basel I rules, became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). In 2013, the FRB, FDIC, and OCC published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company, compared to the current U.S. risk-based capital rules.

A detailed discussion of Basel III requirements, including implications for the Company, are contained on page 8 of the “Supervision and Regulation” section under Part 1, Item 1 in this Annual Report on Form 10-K.

The Company believes that, as of December 31, 2014, the Company and its subsidiary banks would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently effective. See Schedule 38 regarding the pro forma Basel III ratios at December 31, 2014.

GAAP to NON-GAAP RECONCILIATIONS
1. Tier 1 common capital
Traditionally, the Federal Reserve and other banking regulators have assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which is codified in federal banking regulations. In 2013, the FRB issued final rules establishing a new comprehensive capital framework for U.S. banking organizations, including the new CET1 capital measure. The new capital rules became effective for the Company on January 1, 2015; however, some key regulatory changes to the calculation of this measure are phased in over several years. The CET1 capital ratio is the core capital component of the Basel III standards, and we believe that it increasingly is becoming a key ratio considered by regulators, investors, and analysts. There is a difference between this ratio calculated using Basel I definitions of T1C capital and those definitions using Basel III rules. We present the calculation of key regulatory capital ratios, including T1C capital, using the governing definition at the end of each quarter, taking into account applicable phase-in rules.

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

Schedule 37 provides a reconciliation of controlling interest shareholders’ equity (GAAP) to Tier 1 capital (regulatory) and to T1C capital (non-GAAP) using current U.S. regulatory treatment and not proposed Basel III calculations.

Schedule 37
TIER 1 COMMON CAPITAL (NON-GAAP)

	December 31,
(Amounts in millions)	2014	2013	2012

Controlling interest shareholders’ equity (GAAP)	$7,370	$6,465	$6,052
Accumulated other comprehensive loss	128	192	446
Nonqualifying goodwill and intangibles	(1,040)	(1,050)	(1,065)
Disallowed deferred tax assets	—	—	—
Other regulatory adjustments	(1)	(6)	3
Qualifying trust preferred securities	163	163	448
Tier 1 capital (regulatory)	6,620	5,764	5,884
Qualifying trust preferred securities	(163)	(163)	(448)
Preferred stock	(1,004)	(1,004)	(1,128)
Tier 1 common capital (non-GAAP)	$5,453	$4,597	$4,308

Risk-weighted assets (regulatory)	$45,738	$45,146	$43,970
Tier 1 common capital to risk-weighted assets (non-GAAP)	11.92%	10.18%	9.80%

2. Basel III Risk-Based Capital Ratios, Pro Forma

This Annual Report on Form 10-K presents Basel III risk-based capital ratios at December 31, 2014 on a pro forma basis as if such requirements were currently effective. They are presented under the year 1 phase-in assumptions, which will be used for 2015, and under the fully phased-in assumptions which will occur in 2019.

Schedule 38 presents risk-based capital amounts under the currently effective Basel I rules and, after adjustment, under the Basel III requirements as if such requirements were currently effective. The pro forma Basel III risk-based capital ratios are then computed.

Schedule 38
Basel III Risk-Based Capital Ratios (Pro Forma, NON-GAAP)

	Basel III
	December 31, 2014 pro forma
(Amounts in millions)	2015 Phase-in	Fully Phased-in

Basel I Tier 1 capital (Regulatory)	$6,620	$6,620
Basel III adjustments	(131)	(226)
Projected Basel III Tier 1 capital (non-GAAP) (a)	6,489	6,394

Basel 1 Tier 1 common capital (non-GAAP) (see Schedule 37)	5,453	5,453
Basel III adjustments	16	1
Projected Basel III Tier 1 common capital (non-GAAP) (b)	5,469	5,454

Basel 1 Total risk-based capital (Regulatory)	7,443	7,443
Basel III adjustments	(4)	(58)
Projected Basel III total risk-based capital (non-GAAP) (c)	7,439	7,385

Basel I risk-weighted assets (Regulatory)	45,738	45,738
Basel III adjustments	519	475
Projected Basel III risk-weighted assets (non-GAAP) (d)	46,257	46,213

Basel I tier 1 leverage risk-weighted assets (Regulatory)	55,987	55,987
Basel III adjustments	(9)	(63)
Projected Basel I tier 1 leverage risk-weighted assets (non-GAAP) (e)	$55,978	$55,924

Non-GAAP Projected Basel III risk-based capital ratios:
Tier 1 common (b/d)	11.82%	11.80%
Tier 1 leverage (a/e)	11.59%	11.43%
Tier 1 risk-based (a/d)	14.03%	13.84%
Total risk-based (c/d)	16.08%	15.98%

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
Schedule 39 provides a reconciliation of net earnings applicable to common shareholders (GAAP) to net earnings applicable to common shareholders, excluding net of tax, the effects of amortization of core deposit and other intangibles and impairment loss on goodwill (non-GAAP), and average common equity (GAAP) to average tangible common equity (non-GAAP).

Schedule 39
TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

	Year Ended December 31,
(Amounts in millions)	2014	2013	2012

Net earnings applicable to common shareholders (GAAP)	$326.6	$294.0	$178.6
Adjustments, net of tax:
Impairment loss on goodwill	—	—	0.6
Amortization of core deposit and other intangibles	6.9	9.1	10.8
Net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP) (a)	$333.5	$303.1	$190.0

Average common equity (GAAP)	$6,024	$5,130	$4,745
Average goodwill	(1,014)	(1,014)	(1,015)
Average core deposit and other intangibles	(31)	(44)	(59)
Average tangible common equity (non-GAAP) (b)	$4,979	$4,072	$3,671

Tangible return on average tangible common equity (non-GAAP) (a/b)	6.70%	7.44%	5.18%
4. Total shareholders’ equity to tangible equity and tangible common equity
This Annual Report on Form 10-K presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock and noncontrolling interests for tangible common equity.
Schedule 40 provides a reconciliation of total shareholders’ equity (GAAP) to both tangible equity (non-GAAP) and tangible common equity (non-GAAP).
Schedule 40
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	December 31,
	2014	2013	2012

Total shareholders’ equity (GAAP)	$7,370	$6,465	$6,049
Goodwill	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles	(26)	(36)	(51)
Tangible equity (non-GAAP) (a)	6,330	5,415	4,984
Preferred stock	(1,004)	(1,004)	(1,128)
Noncontrolling interests	—	—	3
Tangible common equity (non-GAAP) (b)	$5,326	$4,411	$3,859

Total assets (GAAP)	$57,209	$56,031	$55,512
Goodwill	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles	(26)	(36)	(51)
Tangible assets (non-GAAP) (c)	$56,169	$54,981	$54,447

Tangible equity ratio (a/c)	11.27%	9.85%	9.15%
Tangible common equity ratio (b/c)	9.48%	8.02%	7.09%
For items 3 and 4, the identified adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are included where applicable in financial results or in the balance sheet presented in accordance with GAAP. We consider these adjustments to be relevant to ongoing operating results and financial position.
We believe that excluding the amounts associated with these adjustments to present the non-GAAP financial measures provides a meaningful base for period-to-period and company-to-company comparisons, which will assist regulators, investors, and analysts in analyzing the operating results or financial position of the Company and in predicting future performance. These non-GAAP financial measures are used by management to assess the performance of the Company’s business or its financial position for evaluating bank reporting segment performance, for presentations of the Company’s performance to investors, and for other reasons as may be requested by investors and analysts. We further believe that presenting these non-GAAP financial measures will permit investors and analysts to assess the performance of the Company on the same basis as that applied by management.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 76 and is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Zions Bancorporation and subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined by Exchange Act Rules 13a-15 and 15d-15.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Although any system of internal control can be compromised by human error or intentional circumvention of required procedures, we believe our system provides reasonable assurance that financial transactions are recorded and reported properly, providing an adequate basis for reliable financial statements.

The Company’s management has used the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2014 and has also issued an attestation report, which is included herein, on internal control over financial reporting under Auditing Standard No. 5 of the Public Company Accounting Oversight Board (“PCAOB”).

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation and Subsidiaries
We have audited Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Zions Bancorporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Zions Bancorporation and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 27, 2015

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zions Bancorporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 27, 2015

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	December 31,
	2014	2013
ASSETS
Cash and due from banks	$845,905	$1,175,083
Money market investments:
Interest-bearing deposits	7,174,134	8,175,048
Federal funds sold and security resell agreements	1,386,291	282,248
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $677,196 and $609,547)	647,252	588,981
Available-for-sale, at fair value	3,844,248	3,701,886
Trading account, at fair value	70,601	34,559
	4,562,101	4,325,426

Loans held for sale	132,504	171,328

Loans and leases, net of unearned income and fees	40,064,016	39,043,365
Less allowance for loan losses	604,663	746,291
Loans, net of allowance	39,459,353	38,297,074

Other noninterest-bearing investments	865,950	855,642
Premises and equipment, net	829,809	726,372
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	25,520	36,444
Other real estate owned	18,916	46,105
Other assets	894,262	926,228
	$57,208,874	$56,031,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$20,528,287	$18,758,753
Interest-bearing:
Savings and money market	24,583,636	23,029,928
Time	2,406,924	2,593,038
Foreign	328,391	1,980,161
	47,847,238	46,361,880

Federal funds and other short-term borrowings	244,223	340,348
Long-term debt	1,092,282	2,273,575
Reserve for unfunded lending commitments	81,076	89,705
Other liabilities	574,525	501,056
Total liabilities	49,839,344	49,566,564

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,004,011	1,003,970
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 203,014,903 and 184,677,696 shares	4,723,855	4,179,024
Retained earnings	1,769,705	1,473,670
Accumulated other comprehensive income (loss)	(128,041)	(192,101)
Total shareholders’ equity	7,369,530	6,464,563
	$57,208,874	$56,031,127
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	Year Ended December 31,
	2014	2013	2012
Interest income:
Interest and fees on loans	$1,729,643	$1,814,600	$1,889,884
Interest on money market investments	21,414	23,363	21,080
Interest on securities	101,936	103,442	127,758
Total interest income	1,852,993	1,941,405	2,038,722
Interest expense:
Interest on deposits	49,736	58,913	80,146
Interest on short- and long-term borrowings	123,262	186,164	226,636
Total interest expense	172,998	245,077	306,782
Net interest income	1,679,995	1,696,328	1,731,940
Provision for loan losses	(98,082)	(87,136)	14,227
Net interest income after provision for loan losses	1,778,077	1,783,464	1,717,713
Noninterest income:
Service charges and fees on deposit accounts	174,024	176,339	176,401
Other service charges, commissions and fees	191,516	181,473	174,420
Wealth management income	30,573	29,913	28,402
Loan sales and servicing income	26,049	35,293	39,929
Capital markets and foreign exchange	22,416	28,051	26,810
Dividends and other investment income	43,662	46,062	55,825
Fair value and nonhedge derivative loss	(11,390)	(18,152)	(21,782)
Equity securities gains, net	13,471	8,520	11,253
Fixed income securities gains (losses), net	10,419	(2,898)	19,544
Impairment losses on investment securities	(27)	(188,606)	(166,257)
Less amounts recognized in other comprehensive income	—	23,472	62,196
Net impairment losses on investment securities	(27)	(165,134)	(104,061)
Other	7,925	17,940	13,129
Total noninterest income	508,638	337,407	419,870
Noninterest expense:
Salaries and employee benefits	956,428	912,918	885,661
Occupancy, net	115,701	112,303	112,947
Furniture, equipment and software	115,312	106,629	108,990
Other real estate expense	(1,251)	1,712	19,723
Credit-related expense	27,985	33,653	50,518
Provision for unfunded lending commitments	(8,629)	(17,104)	4,387
Professional and legal services	66,011	67,968	52,509
Advertising	25,100	23,362	25,720
FDIC premiums	32,174	38,019	43,401
Amortization of core deposit and other intangibles	10,923	14,375	17,010
Debt extinguishment cost	44,422	120,192	—
Other	281,116	300,412	275,151
Total noninterest expense	1,665,292	1,714,439	1,596,017
Income before income taxes	621,423	406,432	541,566
Income taxes	222,961	142,977	193,416
Net income	398,462	263,455	348,150
Net loss applicable to noncontrolling interests	—	(336)	(1,366)
Net income applicable to controlling interest	398,462	263,791	349,516
Preferred stock dividends	(71,894)	(95,512)	(170,885)
Preferred stock redemption	—	125,700	—
Net earnings applicable to common shareholders	$326,568	$293,979	$178,631

Weighted average common shares outstanding during the year:
Basic shares	192,207	183,844	183,081
Diluted shares	192,789	184,297	183,236
Net earnings per common share:
Basic	$1.68	$1.58	$0.97
Diluted	1.68	1.58	0.97
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year Ended December 31,
	2014	2013	2012

Net income	$398,462	$263,455	$348,150
Other comprehensive income, net of tax:
Net unrealized holding gains on investment securities	82,204	145,902	128,992
Noncredit-related impairment losses on investment securities not expected to be sold	—	(13,751)	(38,406)
Reclassification to earnings for realized net fixed income securities losses (gains)	(6,447)	1,775	(12,204)
Reclassification to earnings for net credit-related impairment losses on investment securities	17	99,903	63,564
Accretion of securities with noncredit-related impairment losses not expected to be sold	1,111	1,258	6,863
Net unrealized gains (losses) on other noninterest-bearing investments	(390)	(4,503)	338
Net unrealized holding gains (losses) on derivative instruments	2,664	(431)	247
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(1,605)	(1,580)	(7,857)
Pension and postretirement	(13,494)	25,483	4,390
Other comprehensive income	64,060	254,056	145,927
Comprehensive income	462,522	517,511	494,077
Comprehensive loss applicable to noncontrolling interests	—	(336)	(1,366)
Comprehensive income applicable to controlling interest	$462,522	$517,847	$495,443
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2011	$2,377,560	184,135,388	$4,163,242	$1,036,590	$(592,084)	$(2,080)	$6,983,228
Net income (loss) applicable to controlling interest				349,516		(1,366)	348,150
Other comprehensive loss, net of tax					145,927		145,927
Issuance of preferred stock	143,750		(2,408)				141,342
Preferred stock redemption	(1,542,500)		3,830	(3,830)			(1,542,500)
Subordinated debt converted to preferred stock	104,796		(15,232)				89,564
Net activity under employee plans and related tax benefits		63,810	16,677				16,677
Dividends on preferred stock	44,696			(170,885)			(126,189)
Dividends on common stock, $0.04 per share				(7,392)			(7,392)
Change in deferred compensation				(184)			(184)
Other changes in noncontrolling interests						18	18
Balance at December 31, 2012	1,128,302	184,199,198	4,166,109	1,203,815	(446,157)	(3,428)	6,048,641
Net income (loss) applicable to controlling interest				263,791		(336)	263,455
Other comprehensive income, net of tax					254,056		254,056
Issuance of preferred stock	800,000		(15,682)				784,318
Preferred stock redemption	(925,748)		580	125,700			(799,468)
Subordinated debt converted to preferred stock	1,416		(206)				1,210
Net activity under employee plans and related tax benefits		478,498	32,389				32,389
Dividends on preferred stock	—			(95,512)			(95,512)
Dividends on common stock, $0.13 per share				(24,094)			(24,094)
Change in deferred compensation				(30)			(30)
Other changes in noncontrolling interests			(4,166)			3,764	(402)
Balance at December 31, 2013	1,003,970	184,677,696	4,179,024	1,473,670	(192,101)	—	6,464,563
Net income (loss) applicable to controlling interest				398,462		—	398,462
Other comprehensive income, net of tax					64,060		64,060
Issuance of common stock	—	17,617,450	515,856				515,856
Subordinated debt converted to preferred stock	41		(7)				34
Net activity under employee plans and related tax benefits		719,757	28,982				28,982
Dividends on preferred stock				(71,894)			(71,894)
Dividends on common stock, $0.16 per share				(31,216)			(31,216)
Change in deferred compensation				683			683
Other changes in noncontrolling interests			—			—	—
Balance at December 31, 2014	$1,004,011	203,014,903	$4,723,855	$1,769,705	$(128,041)	$—	$7,369,530
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$398,462	$263,455	$348,150
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment cost	44,422	120,192	—
Net impairment losses on investment securities, goodwill, and long-lived assets	27	165,134	106,545
Provision for credit losses	(106,711)	(104,240)	18,614
Depreciation and amortization	128,648	130,616	185,185
Deferred income tax expense (benefit)	25,938	(60,117)	9,788
Net decrease (increase) in trading securities	(36,045)	(6,286)	11,983
Net decrease (increase) in loans held for sale	38,610	80,323	(31,445)
Change in other liabilities	42,470	(2,051)	27,439
Change in other assets	(51,004)	255,564	71,772
Other, net	(30,710)	(2,325)	(11,836)
Net cash provided by operating activities	454,107	840,265	736,195

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(103,129)	297,036	(1,631,278)
Proceeds from maturities and paydowns of investment securities held-to-maturity	108,404	130,938	128,278
Purchases of investment securities held-to-maturity	(164,704)	(155,328)	(86,790)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	1,779,327	1,104,010	1,212,047
Purchases of investment securities available-for-sale	(1,794,525)	(1,325,704)	(932,034)
Net change in loans and leases	(1,079,103)	(1,452,184)	(725,802)
Net purchases of premises and equipment	(175,799)	(88,580)	(68,894)
Proceeds from sales of other real estate owned	54,056	110,058	204,818
Net cash received from (paid for) divestitures	—	3,786	(19,901)
Other, net	34,916	19,109	40,014
Net cash used in investing activities	(1,340,557)	(1,356,859)	(1,879,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,485,358	228,807	3,286,823
Net change in short-term funds borrowed	(96,125)	(12,274)	(370,264)
Proceeds from issuance of long-term debt	—	646,408	757,610
Repayments of long-term debt	(1,223,275)	(832,122)	(372,891)
Debt extinguishment cost paid	(35,435)	(45,812)	—
Cash paid for preferred stock redemptions	—	(799,468)	(1,542,500)
Proceeds from the issuance of common and preferred stock	526,438	794,143	143,240
Dividends paid on common and preferred stock	(96,130)	(119,660)	(133,581)
Other, net	(3,559)	(10,252)	(7,533)
Net cash provided by (used in) financing activities	557,272	(150,230)	1,760,904
Net increase (decrease) in cash and due from banks	(329,178)	(666,824)	617,557
Cash and due from banks at beginning of year	1,175,083	1,841,907	1,224,350
Cash and due from banks at end of year	$845,905	$1,175,083	$1,841,907

Cash paid for interest	$152,783	$191,897	$214,673
Net cash paid for income taxes	182,954	181,318	183,348
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Zions Bancorporation (“the Parent”) is a financial holding company headquartered in Salt Lake City, Utah, which provides a full range of banking and related services through its subsidiary banks in 11 Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah, Idaho and Wyoming; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). Pursuant to a Board resolution adopted November 21, 2014, TCBO will merge into TCBW effective March 31, 2015. The Parent and its subsidiary banks also own and operate certain nonbank subsidiaries that engage in financial services.

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

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the financial services industry. References to GAAP, including standards promulgated by the Financial Accounting Standards Board (“FASB”), are made according to sections of the Accounting Standards Codification (“ASC”). Changes to the ASC are made with Accounting Standards Updates (“ASU”) that include consensus issues of the Emerging Issues Task Force (“EITF”). In certain cases, ASUs are issued jointly with International Financial Reporting Standards (“IFRS”).

In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when a company is the primary beneficiary of the VIE. Current accounting guidance requires continuous analysis on a qualitative rather than a quantitative basis to determine the primary beneficiary of a VIE. At the commencement of our involvement and periodically thereafter, we consider our consolidation conclusions for all entities with which we are involved. As of December 31, 2014 and 2013, no VIEs have been consolidated in the Company’s financial statements.

Statement of Cash Flows
For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.

Security Resell Agreements
Security resell agreements represent overnight and term agreements with the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Company, or in some instances third parties on its behalf, take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as “securities sold, not yet purchased” and included as a liability in “Federal funds and other short-term borrowings.” At December 31, 2014, we held approximately $1.2 billion of securities for which we were permitted by contract to sell or repledge. Security resell agreements averaged approximately $58 million during 2014, and the maximum amount outstanding at any month-end during 2014 was approximately $1.2 billion.

Investment Securities
We classify our investment securities according to their purpose and holding period. Gains or losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Held-to-maturity (“HTM”) debt securities are stated at adjusted cost, net of unamortized premiums and unaccreted discounts. The Company has the intent and ability to hold such securities until recovery of their amortized cost basis. However, see further discussion in Note 5 regarding the Company’s change in intent prior to December 31, 2013 for certain collateralized debt obligation (“CDO”) securities.

Available-for-sale (“AFS”) securities are stated at fair value and generally consist of debt securities held for investment and marketable equity securities not accounted for under the equity method. Unrealized gains and losses of AFS securities, after applicable taxes, are recorded as a component of other comprehensive income (“OCI”).

We review quarterly our investment securities portfolio for any declines in value that are considered to be other-than-temporary impairment (“OTTI”). The process, methodology and factors considered to evaluate securities for OTTI are discussed further in Note 5. Noncredit-related OTTI on securities we intend to sell and credit-related OTTI regardless of intent are recognized in earnings. OTTI is recognized as a realized loss through earnings when our best estimate of discounted cash flows expected to be collected is less than our amortized cost basis. Noncredit-related OTTI on securities not expected to be sold is recognized in OCI.

Trading securities are stated at fair value and consist of securities acquired for short-term appreciation or other trading purposes. Realized and unrealized gains and losses are recorded in trading income, which is included in capital markets and foreign exchange.

The fair values of investment securities, as estimated under current accounting guidance, are discussed in Note 20.

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

Loans that become other than current with respect to contractual payments due may be accounted for separately depending on the status of the loan, which is determined from certain credit quality indicators and analysis under the circumstances. The loan status includes past due, nonaccrual, impaired, modified, and restructured (including troubled debt restructurings “TDRs”). Our accounting policies for these loan types and our estimation of the related allowance for loan losses are discussed further in Note 6.

In the ordinary course of business, we transfer portions of loans under participation agreements to manage credit risk and our portfolio concentration. We evaluate the loan participations to determine if they meet the appropriate accounting guidance to qualify as sales. Certain purchased loans require separate accounting procedures that are also discussed in Note 6.
The allowance for credit losses includes the allowance for loan losses and the reserve for unfunded lending commitments, and represents our estimate of losses inherent in the loan portfolio that may be recognized from loans and lending commitments that are not recoverable. Further discussion of our estimation process for the allowance for credit losses is included in Note 6.

Other Noninterest-Bearing Investments
These investments include investments in private equity funds (referred to in this document as private equity investments, or “PEIs”), venture capital securities, securities acquired for various debt and regulatory requirements, bank-owned life insurance, and certain other noninterest-bearing investments. See further discussion in Notes 5, 17 and 20.
Certain private equity investments and venture capital securities are accounted for under the equity method and reported at estimated fair value in the absence of readily ascertainable fair values. Changes in fair value and gains and losses from sales are recognized in noninterest income. The values assigned to the securities where no market quotations exist are based upon available information and may not necessarily represent amounts that will ultimately be realized. Such estimated amounts depend on future circumstances and will not be realized until the individual securities are liquidated.
Bank-owned life insurance is accounted for at fair value based on the cash surrender values of the insurance policies. A third party service provides these values based on the valuations and earnings of the underlying assets.
Other private equity investments and those acquired for various debt and regulatory requirements are accounted for at cost. Periodic reviews are conducted for impairment by comparing carrying values with estimates of fair value determined according to the previous discussion.

Premises and Equipment
Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed primarily on the straight-line method, is charged to operations over the estimated useful lives of the properties, generally 25 to 40 years for buildings, 3 to 10 years for furniture and equipment, and 3 to 10 years for software, including capitalized costs related to the Company’s new lending and deposit systems. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

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

Business Combinations
Business combinations are accounted for under the acquisition method of accounting. Upon initially obtaining control, we recognize 100% of all acquired assets and all assumed liabilities regardless of the percentage owned. The assets and liabilities are recorded at their estimated fair values, with goodwill being recorded when such fair values are less than the cost of acquisition. Certain transaction and restructuring costs are expensed as incurred. Changes to estimated fair values from a business combination are recognized as an adjustment to goodwill over the measurement period, which cannot exceed one year from the acquisition date. Results of operations of the acquired business are included in our statement of income from the date of acquisition.

Other Real Estate Owned
Other real estate owned (“OREO”) consists principally of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. Amounts are recorded at the lower of cost or fair value (less any selling costs) based on property appraisals at the time of transfer and periodically thereafter.

Derivative Instruments
We use derivative instruments, including interest rate swaps and floors and basis swaps, as part of our overall interest rate risk management strategy. These instruments enable us to manage to desired asset and liability duration and to reduce interest rate risk exposure by matching estimated repricing periods of interest-sensitive assets and liabilities. We also execute derivative instruments with commercial banking customers to facilitate their risk management strategies. These derivatives are immediately hedged by offsetting derivatives with third parties such that we minimize our net risk exposure as a result of such transactions. We record all derivatives at fair value in the balance sheet as either other assets or other liabilities. See further discussion in Note 7.

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

Revenue Recognition
Service charges and fees on deposit accounts are recognized in accordance with published deposit account agreements for customer accounts or contractual agreements for commercial accounts. Other service charges, commissions and fees include interchange fees, bank services, and other fees which are generally recognized when earned.

Share-Based Compensation
Share-based compensation generally includes grants of stock options, restricted stock, restricted stock units, and other awards to employees and nonemployee directors. We recognize compensation expense in the statement of income based on the fair value of the associated share-based awards. See further discussion in Note 16.

Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between financial statement asset and liability amounts and their respective tax bases, and are measured using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more-likely-than-not. Unrecognized tax benefits for uncertain tax positions relate primarily to state tax contingencies. See further discussion in Note 14.

Net Earnings Per Common Share
Net earnings per common share is based on net earnings applicable to common shareholders, which is net of preferred stock dividends. Basic net earnings per common share is based on the weighted average outstanding common shares during each year. Unvested share-based awards with rights to receive nonforfeitable dividends are considered participating securities and included in the computation of basic earnings per share. Diluted net earnings per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents. Stock options, restricted stock, restricted stock units, and stock warrants are converted to common stock equivalents using the treasury method. Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive. See further discussion in Note 15.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards that are not yet adopted

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new standard, (including loans, derivatives, debt and equity securities, etc.). However, the new standard affects other fees charged by banks, such as asset management fees, credit card interchange fees, deposit account fees, etc. Adoption may be made on a full retrospective basis with practical expedients, or on a modified retrospective basis with a cumulative effect adjustment. No early adoption is permitted.
		January 1, 2017	While we currently do not expect this standard will have a significant impact on the Company’s financial statements, we are still in process of conducting our evaluation.

Standards that were adopted

ASU 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (Subtopic 310-40)
The standard addresses the classification of certain foreclosed mortgage loans fully or partially guaranteed under government programs. Under certain such programs, qualifying creditors can extend mortgage loans with a guarantee entitling the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. A separate other receivable is established that is measured based on the amount of the loans expected to be recovered.
January 1, 2015
We have adopted this standard and will provide the necessary disclosures in our first quarter 2015 reporting; however, the amounts involved and the difference in dis-closures are not expected to be significant.

ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Subtopic 310-40)
The standard clarifies that a creditor should be considered to have physical possession of a residential real estate property collateralizing a residential mortgage loan and thus would reclassify the loan to other real estate owned when certain conditions are satisfied. Additional financial statement disclosures will be required and may be applied on either a prospective or a modified retrospective basis, with early adoption permitted.
		January 1, 2015	We have adopted this standard and will provide the necessary disclosures in our first quarter 2015 reporting; however, the difference in disclosures is not expected to be significant.

ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (Topic 323)
The standard revised conditions an entity must meet to elect the effective yield method when accounting for qualified affordable housing project investments. The EITF final consensus changed the method of amortizing a Low-Income Housing Tax Credit (“LIHTC”) investment from the effective yield method to a proportional amortization method. Amortization would be proportional to the tax credits and tax benefits received but, under a practical expedient available in certain circumstances, amortization could be proportional to only the tax credits. Reporting entities that invest in LIHTC investments through a limited liability entity could elect the proportional amortization method if certain conditions are met.
		January 1, 2015	We have adopted this standard; however, it is not expected to have a significant effect on the Company’s financial statements in our first quarter 2015 reporting.

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Year Ended December 31,
	2014	2013	2012

Loans transferred to other real estate owned	$25,189	$60,749	$172,018
Loans and leases transferred to (from) loans held for sale	(26,272)	36,301	—
Beneficial conversion feature transferred from common stock to preferred stock as a result of subordinated debt conversions	7	206	15,232
Subordinated debt converted to preferred stock	34	1,210	89,564
Preferred stock transferred to common stock as a result of the Series C preferred stock redemption	—	580	—
Preferred stock/beneficial conversion feature transferred to retained earnings as result of the Series C preferred stock redemption	—	125,700	—
Adjusted cost of HTM securities transferred to AFS securities	—	181,915	—

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	December 31, 2014
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$1,386,291	$—	$1,386,291	$—	$—	$1,386,291
Derivatives (included in other assets)	66,420	—	66,420	(3,755)	—	62,665
	$1,452,711	$—	$1,452,711	$(3,755)	$—	$1,448,956

Liabilities:
Federal funds and other short-term borrowings	$244,223	$—	$244,223	$—	$—	$244,223
Derivatives (included in other liabilities)	66,064	—	66,064	(3,755)	(31,968)	30,341
	$310,287	$—	$310,287	$(3,755)	$(31,968)	$274,564

	December 31, 2013
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and other short-term borrowings	$282,248	$—	$282,248	$—	$—	$282,248
Derivatives (included in other assets)	65,683	—	65,683	(11,650)	2,210	56,243
	$347,931	$—	$347,931	$(11,650)	$2,210	$338,491

Liabilities:
Federal funds and other short-term borrowings	$340,348	$—	$340,348	$—	$—	$340,348
Derivatives (included in other liabilities)	68,397	—	68,397	(11,650)	(26,997)	29,750
	$408,745	$—	$408,745	$(11,650)	$(26,997)	$370,098

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

5.	INVESTMENTS
Investment Securities
Investment securities are summarized below. Note 20 discusses the process to estimate fair value for investment securities.

	December 31, 2014
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$607,575	$—	$—	$607,575	$13,018	$804	$619,789
Asset-backed securities:
Trust preferred securities – banks and insurance	79,276	—	39,699	39,577	18,393	663	57,307
Other debt securities	100	—	—	100	—	—	100
	686,951	—	39,699	647,252	31,411	1,467	677,196
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	607,523	1,572	8,343	600,752			600,752
Agency guaranteed mortgage-backed securities	935,164	12,132	2,105	945,191			945,191
Small Business Administration loan-backed securities	1,544,710	16,446	8,891	1,552,265			1,552,265
Municipal securities	189,059	1,143	945	189,257			189,257
Asset-backed securities:
Trust preferred securities – banks and insurance	537,589	103	121,984	415,708			415,708
Auction rate securities	4,688	80	7	4,761			4,761
Other	564	127	—	691			691
	3,819,297	31,603	142,275	3,708,625			3,708,625
Mutual funds and other	136,591	76	1,044	135,623			135,623
	3,955,888	31,679	143,319	3,844,248			3,844,248
Total	$4,642,839	$31,679	$183,018	$4,491,500			$4,521,444

	December 31, 2013
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$551,055	$—	$—	$551,055	$11,295	$4,616	$557,734
Asset-backed securities:
Trust preferred securities – banks and insurance	79,419	—	41,593	37,826	15,195	1,308	51,713
Other debt securities	100	—	—	100	—	—	100
	630,574	—	41,593	588,981	26,490	5,924	609,547
Available-for-sale
U.S. Treasury securities	1,442	104	—	1,546			1,546
U.S. Government agencies and corporations:
Agency securities	517,905	1,920	901	518,924			518,924
Agency guaranteed mortgage-backed securities	308,687	9,926	1,237	317,376			317,376
Small Business Administration loan-backed securities	1,202,901	21,129	2,771	1,221,259			1,221,259
Municipal securities	65,425	1,329	490	66,264			66,264
Asset-backed securities:
Trust preferred securities – banks and insurance	1,508,224	13,439	282,843	1,238,820			1,238,820
Trust preferred securities – real estate investment trusts	22,996	—	—	22,996			22,996
Auction rate securities	6,507	118	26	6,599			6,599
Other	27,540	359	—	27,899			27,899
	3,661,627	48,324	288,268	3,421,683			3,421,683
Mutual funds and other	287,603	21	7,421	280,203			280,203
	3,949,230	48,345	295,689	3,701,886			3,701,886
Total	$4,579,804	$48,345	$337,282	$4,290,867			$4,311,433

[1]	The gross unrealized losses recognized in OCI on HTM securities resulted from a previous transfer of AFS securities to HTM and from OTTI.

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of December 31, 2014 by contractual maturity, except for CDOs, Small Business Administration (“SBA”) loan-backed securities, agency guaranteed mortgage-backed securities, and certain agency and municipal securities, where expected maturity is used. Actual maturities may differ from contractual or expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$96,703	$98,481	$544,585	$544,098
Due after one year through five years	197,297	200,611	1,480,429	1,478,463
Due after five years through ten years	154,178	157,735	915,594	908,323
Due after ten years	238,773	220,369	878,689	777,741
	$686,951	$677,196	$3,819,297	$3,708,625

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$527	$62,762	$277	$14,003	$804	$76,765
Asset-backed securities:
Trust preferred securities – banks and insurance	53	122	40,309	57,186	40,362	57,308
	580	62,884	40,586	71,189	41,166	134,073
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	4,510	295,694	3,833	101,188	8,343	396,882
Agency guaranteed mortgage-backed securities	1,914	425,114	191	12,124	2,105	437,238
Small Business Administration loan-backed securities	5,869	495,817	3,022	175,523	8,891	671,340
Municipal securities	258	36,551	687	4,616	945	41,167
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	121,984	405,605	121,984	405,605
Auction rate securities	7	1,607	—	—	7	1,607
	12,558	1,254,783	129,717	699,056	142,275	1,953,839
Mutual funds and other	1,044	71,907	—	—	1,044	71,907
	13,602	1,326,690	129,717	699,056	143,319	2,025,746
Total	$14,182	$1,389,574	$170,303	$770,245	$184,485	$2,159,819

	December 31, 2013
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$4,025	$70,400	$591	$9,103	$4,616	$79,503
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	42,901	51,319	42,901	51,319
	4,025	70,400	43,492	60,422	47,517	130,822
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	828	47,862	73	5,874	901	53,736
Agency guaranteed mortgage-backed securities	1,231	64,533	6	935	1,237	65,468
Small Business Administration loan-backed securities	1,709	187,680	1,062	39,256	2,771	226,936
Municipal securities	73	8,834	417	3,179	490	12,013
Asset-backed securities:
Trust preferred securities – banks and insurance	2,539	51,911	280,304	847,990	282,843	899,901
Auction rate securities	5	1,609	21	892	26	2,501
	6,385	362,429	281,883	898,126	288,268	1,260,555
Mutual funds and other	943	24,057	6,478	103,614	7,421	127,671
	7,328	386,486	288,361	1,001,740	295,689	1,388,226
Total	$11,353	$456,886	$331,853	$1,062,162	$343,206	$1,519,048

At December 31, 2014 and 2013, respectively, 153 and 157 HTM and 458 and 317 AFS investment securities were in an unrealized loss position.

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

Our OTTI evaluation process takes into consideration current market conditions; fair value in relationship to cost; extent and nature of change in fair value; severity and duration of the impairment; recent events specific to the issuer or industry; our assessment of the creditworthiness of the issuer and the creditworthiness of the underlying exposures in an asset-backed structured security, including external credit ratings, changes, recent downgrades, and trends; the cash flow priority position of the instrument that we hold in the case of structured securities; volatility of earnings and trends; current analysts’ evaluations; all available information relevant to the collectability of debt securities; and other key measures. In addition, for AFS securities with fair values below amortized cost, we must determine if we intend to sell the securities or if it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. For HTM securities, we must determine we have the ability to hold the securities to maturity. We consider any other relevant factors before concluding our evaluation for the existence of OTTI in our securities portfolio.

Additionally, under ASC 325-40, Beneficial Interests in Securitized Financial Assets, OTTI is recognized as a realized loss through earnings when there has been an adverse change in the holder’s best estimate of cash flows expected to be collected such that the entire amortized cost basis will not be received.

Effect of Volcker Rule, CDO Sales and Paydowns
During 2014, we reduced the CDO portfolio by $1.02 billion amortized cost through sales and paydowns/payoffs which resulted in net fixed income securities gains of $10.4 million. The reduction included all securities prohibited by the Volcker Rule (“VR”). In 2014, CDO sales totaled $913 million in amortized cost. In addition to selling $430 million of amortized cost of prohibited securities, we sold $483 million of primarily bank CDOs grandfathered under the VR. The sales of grandfathered CDOs disproportionately reduced junior priority original single A-rated securities.

At December 31, 2013, certain of the Company’s CDO securities backed primarily by insurance trust preferred securities (“TruPS”), real estate investment trust (“REIT”) securities, and asset-backed securities (“ABS”) became prohibited under the Volcker Rule. This regulatory change resulted in the Company no longer being able to hold these securities to maturity. Accordingly, in 2013, we reclassified the affected securities in the HTM portfolio from HTM to AFS. The adjusted cost of the securities reclassified was approximately $182 million. Net unrealized losses recorded in OCI during the fourth quarter of 2013 as a result of this reclassification were approximately $24.4 million. All of our holdings of these reclassified securities were sold or paid off in 2014.

Within the resulting AFS portfolio, we concluded we still had the ability to hold certain prohibited insurance CDO securities to recovery of their amortized cost basis, which was $358 million at December 31, 2013. Such securities had $67 million of unrealized losses at December 31, 2013. In contrast, for $147 million at amortized cost of prohibited CDOs, primarily ABS and REITs, we concluded recovery was unlikely prior to July 21, 2015, and determined prior to

December 31, 2013 an intent to sell during the first quarter of 2014. In addition, at December 31, 2013, to reduce the risk profile of the portfolio, we determined an intent to sell for certain other allowed CDO securities during the first quarter of 2014.

This formation of an intent to sell resulted in a pretax securities impairment charge in 2013 of $137.1 million for CDO trust preferred securities – banks and insurance, REITs, and other asset-backed CDO securities. Approximately $43.2 million of the charge related to securities which the VR had precluded the Company from holding beyond July 21, 2016, as currently extended. The remaining $93.9 million related to securities that we intend to sell despite being grandfathered under the VR.

OTTI Conclusions
The following summarizes the conclusions from our OTTI evaluation for those security types that had significant gross unrealized losses during 2014:

OTTI – Asset-Backed Securities
Trust preferred securities – banks and insurance: These CDO securities are interests in variable rate pools of trust preferred securities issued by trusts related to bank holding companies and insurance companies (“collateral issuers”). They are rated by one or more Nationally Recognized Statistical Rating Organizations (“NRSROs”), which are rating agencies registered with the Securities and Exchange Commission (“SEC”). The more junior securities were purchased generally at par, while the senior securities were purchased from Lockhart Funding LLC (“Lockhart”), a previously consolidated qualifying special-purpose entity securities conduit, at their carrying values (generally par) and then adjusted to their lower fair values at the time of their purchase. The primary drivers that have given rise to the unrealized losses on CDOs with bank and insurance collateral are listed below:

1)
Market yield requirements for bank CDO securities remain elevated. The financial crisis and economic downturn resulted in significant utilization of both the unique five-year deferral option, which each collateral issuer maintains during the life of the CDO, and the payment in kind (“PIK”) feature described subsequently. The resulting increase in the rate of return demanded by investors for trust preferred CDOs remains substantially higher than the contractual interest rates. CDO tranches backed by bank trust preferred securities continue to be characterized by uncertainty surrounding collateral behavior, specifically including, but not limited to, prepayments; the future number, size and timing of bank failures; holding company bankruptcies; and allowed deferrals and subsequent resumption of payment or default due to nonpayment of contractual interest.

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

A second structural feature that is difficult to model is the PIK feature, which provides that upon reaching certain levels of collateral default or deferral, certain junior CDO tranches will not receive current interest but will instead have the unpaid interest amount capitalized. The delay in payment caused by PIKing results in lower security fair values even if PIKing is projected to be fully cured.

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

As a result of our ongoing review of these securities, we recorded an immaterial amount of OTTI in 2014.

OTTI – U.S. Government Agencies and Corporations
Agency securities: These securities consist of discount notes and medium term notes issued by the Federal Agricultural Mortgage Corporation (“FAMC”), Federal Home Loan Bank (“FHLB”), Federal Farm Credit Bank, Federal Home Loan

Mortgage Corporation (“FHLMC”), and Federal National Mortgage Association (“FNMA”). These securities are fixed rate and were purchased at premiums or discounts. They have maturity dates from one to 30 years and have contractual cash flows guaranteed by agencies of the U.S. Government. The U.S. Government has provided substantial liquidity to FNMA and FHLMC to bolster their creditworthiness. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2014, we had no plans to sell agency securities with unrealized losses, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities in 2014.
Small Business Administration Loan-Backed Securities: These securities were generally purchased at premiums with maturities from five to 25 years and have principal cash flows guaranteed by the SBA. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2014, we had no plans to sell SBA securities with unrealized losses, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities in 2014.
The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings:

(In thousands)	2014			2013
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of year	$(9,052)	$(176,833)	$(185,885)	$(13,549)	$(394,494)	$(408,043)
Additions recognized in earnings during the year:
Credit-related OTTI not previously recognized [1]	—	—	—	(403)	(168)	(571)
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	(27)	—	(27)	—	(27,482)	(27,482)
Subtotal of amounts recognized in earnings	(27)	—	(27)	(403)	(27,650)	(28,053)
Transfers from HTM to AFS	—	—	—	4,900	(4,900)	—
Reductions for securities sold or paid off during the year	—	81,361	81,361	—	47,768	47,768
Reductions for securities the Company intends to sell or will be required to sell before recovery of its amortized cost basis	—	—	—	—	202,443	202,443
Balance of credit-related OTTI at end of year	$(9,079)	$(95,472)	$(104,551)	$(9,052)	$(176,833)	$(185,885)
1 Relates to securities not previously impaired.
2 Relates to additional impairment on securities previously impaired.

To determine the credit component of OTTI for all security types, we utilize projected cash flows. These cash flows are credit adjusted using, among other things, assumptions for default probability and loss severity. Certain other unobservable inputs such as prepayment rate assumptions are also utilized. In addition, certain internal and external models may be utilized. See Note 20 for further discussion. To determine the credit-related portion of OTTI in accordance with applicable accounting guidance, we use the security specific effective interest rate when estimating the present value of cash flows.

For those securities with credit-related OTTI recognized in the statement of income, the amounts of pretax noncredit-related OTTI recognized in OCI were as follows:

(In thousands)	2014	2013	2012

HTM	$—	$16,114	$16,718
AFS	—	7,358	45,478
	$—	$23,472	$62,196

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	2014		2013		2012
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$18	$27	$81	$403	$214	$7,423
Available-for-sale	92,525	83,815	13,881	181,591	25,120	102,428

Other noninterest-bearing investments	23,706	8,544	10,182	1,662	23,218	11,965
	116,249	92,386	24,144	183,656	48,552	121,816
Net gains (losses)		$23,863		$(159,512)		$(73,264)
Statement of income information:
Net impairment losses on investment securities		$(27)		$(165,134)		$(104,061)
Equity securities gains, net		13,471		8,520		11,253
Fixed income securities gains (losses), net		10,419		(2,898)		19,544
Net gains (losses)		$23,863		$(159,512)		$(73,264)

Interest income by security type is as follows:

(In thousands)	2014			2013			2012
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$14,770	$11,264	$26,034	$19,905	$11,375	$31,280	$20,699	$14,052	$34,751
Available-for-sale	71,409	2,514	73,923	69,106	2,001	71,107	88,698	3,563	92,261
Trading	1,979	—	1,979	1,055	—	1,055	746	—	746
	$88,158	$13,778	$101,936	$90,066	$13,376	$103,442	$110,143	$17,615	$127,758

Securities with a carrying value of approximately $1.4 billion and $1.5 billion at December 31, 2014 and 2013, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

Private Equity Investments
Effect of Volcker Rule
At December 31, 2014, approximately $41 million out of a total of $139 million of the Company’s private equity investments (“PEIs”) were prohibited by the VR. In 2014, we sold approximately $8.3 million of prohibited PEIs and recognized net realized gains of $5.6 million, of which $5.1 million was recorded in equity securities gains and $0.5 million was recorded in dividends and other investment income. Further, we recognized $4.7 million of net impairment in 2014 on prohibited PEIs. With the impairment charge, at December 31, 2014, we have recorded the remaining $41 million prohibited PEI portfolio at estimated fair value.

As discussed in Note 17, we have approximately $25 million of unfunded commitments related to these prohibited PEIs. We are allowed under the VR, and we expect to fund these commitments if and as the capital calls are made until we dispose of the PEIs. We have taken steps to sell these investments; however, the required deadline has been extended to July 21, 2016 and the Federal Reserve has announced its intention to act in 2015 to grant an additional one-year extension to July 21, 2017. See further discussions in Notes 17 and 20.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

	December 31,
(In thousands)	2014	2013

Loans held for sale	$132,504	$171,328
Commercial:
Commercial and industrial	$13,162,955	$12,458,502
Leasing	408,974	387,929
Owner occupied	7,351,548	7,567,812
Municipal	520,887	449,418
Total commercial	21,444,364	20,863,661
Commercial real estate:
Construction and land development	1,986,408	2,193,283
Term	8,126,600	8,202,868
Total commercial real estate	10,113,008	10,396,151
Consumer:
Home equity credit line	2,321,150	2,146,707
1-4 family residential	5,201,240	4,741,965
Construction and other consumer real estate	370,542	325,097
Bankcard and other revolving plans	401,352	361,401
Other	212,360	208,383
Total consumer	8,506,644	7,783,553
Total loans	$40,064,016	$39,043,365
Loan balances are presented net of unearned income and fees, which amounted to $144.7 million at December 31, 2014 and $141.7 million at December 31, 2013.
Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $36.5 million at December 31, 2014 and $47.2 million at December 31, 2013.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $484.9 million at December 31, 2014, and $570.3 million at December 31, 2013.
Loans with a carrying value of approximately $22.5 billion at December 31, 2014 and $23.0 billion at December 31, 2013 have been pledged at the Federal Reserve and various FHLBs as collateral for current and potential borrowings. Note 12 presents the balance of FHLB advances made to the Company against this pledged collateral.
We sold loans totaling $1.2 billion in 2014, $1.6 billion in 2013, and $1.7 billion in 2012, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages. The principal balance of sold loans for which we retain servicing was approximately $1.2 billion at December 31, 2014 and 2013.
Amounts added to loans held for sale during these years were $1.2 billion, $1.5 billion, and $1.7 billion, respectively. Income from loans sold, excluding servicing, was $15.1 million in 2014, $24.1 million in 2013, and $30.7 million in 2012.

During the third quarter of 2014, construction and land development loans decreased by $447 million due to conversions to term loans, and increased syndication and participation arrangements. Additionally, 1-4 family residential loans increased by $326 million, primarily due to the purchase of $249 million par amount of high quality jumbo adjustable rate mortgage (“ARM”) loans from another bank. Management took these actions to improve the risk profile of the Company’s loans and reduce portfolio concentration risk.

Since 2009, CB&T and NSB have had loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”), which provided indemnification for credit losses of acquired loans and foreclosed assets up to specified thresholds. The agreements for commercial loans, which comprised the major portion of the acquired portfolio, expired as of September 30, 2014. The agreements for 1-4 family residential loans will expire in 2019. In previous periods, the FDIC-supported loan balances were presented separately in this footnote and in other disclosures, and included purchased credit-impaired (“PCI”) loans, as subsequently discussed in Purchased Loans. Due to declining balances, for all years presented herein, the FDIC-supported/PCI loans have been reclassified to their respective loan segments and classes.
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
We determine our ALLL as the best estimate within a range of estimated losses. The methodologies we use to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. The methodology for impaired loans is discussed subsequently. For the commercial and CRE segments, we use a comprehensive loan grading system to assign probability of default (“PD”) and loss given default (“LGD”) grades to each loan. The credit quality indicators discussed subsequently are based on this grading system. In addition, loan officers utilize their experience and judgment in assigning PD and LGD grades, subject to confirmation of the PD and LGD by either credit risk or credit examination. We create groupings of these grades for each subsidiary bank and loan class and calculate historic loss rates using a loss migration analysis that attributes historic realized losses to these loan grade groupings over the period of January 2008 through the most recent full quarter.

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
Changes in the ACL are summarized as follows:

	December 31, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$469,213	$216,012	$61,066	$746,291
Additions:
Provision for loan losses	(19,691)	(67,825)	(10,566)	(98,082)
Adjustment for FDIC-supported loans	(1,209)	—	(96)	(1,305)
Deductions:
Gross loan and lease charge-offs	(76,345)	(15,322)	(14,543)	(106,210)
Recoveries	40,546	12,144	11,279	63,969
Net loan and lease charge-offs	(35,799)	(3,178)	(3,264)	(42,241)
Balance at end of year	$412,514	$145,009	$47,140	$604,663

Reserve for unfunded lending commitments
Balance at beginning of year	$48,345	$37,485	$3,875	$89,705
Provision charged (credited) to earnings	10,586	(15,968)	(3,247)	(8,629)
Balance at end of year	$58,931	$21,517	$628	$81,076

Total allowance for credit losses
Allowance for loan losses	$412,514	$145,009	$47,140	$604,663
Reserve for unfunded lending commitments	58,931	21,517	628	81,076
Total allowance for credit losses	$471,445	$166,526	$47,768	$685,739

	December 31, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$520,914	$277,562	$97,611	$896,087
Additions:
Provision for loan losses	(14,109)	(55,125)	(17,902)	(87,136)
Adjustment for FDIC-supported loans	(2,574)	(6,070)	(2,593)	(11,237)
Deductions:
Gross loan and lease charge-offs	(75,845)	(25,578)	(29,374)	(130,797)
Recoveries	40,827	25,223	13,324	79,374
Net loan and lease charge-offs	(35,018)	(355)	(16,050)	(51,423)
Balance at end of year	$469,213	$216,012	$61,066	$746,291

Reserve for unfunded lending commitments
Balance at beginning of year	$67,374	$37,852	$1,583	$106,809
Provision charged (credited) to earnings	(19,029)	(367)	2,292	(17,104)
Balance at end of year	$48,345	$37,485	$3,875	$89,705

Total allowance for credit losses
Allowance for loan losses	$469,213	$216,012	$61,066	$746,291
Reserve for unfunded lending commitments	48,345	37,485	3,875	89,705
Total allowance for credit losses	$517,558	$253,497	$64,941	$835,996

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	December 31, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$28,627	$4,027	$9,059	$41,713
Collectively evaluated for impairment	382,552	140,090	37,508	560,150
Purchased loans with evidence of credit deterioration	1,335	892	573	2,800
Total	$412,514	$145,009	$47,140	$604,663

Outstanding loan balances
Individually evaluated for impairment	$259,207	$167,435	$95,267	$521,909
Collectively evaluated for impairment	21,105,217	9,861,862	8,395,729	39,362,808
Purchased loans with evidence of credit deterioration	79,940	83,711	15,648	179,299
Total	$21,444,364	$10,113,008	$8,506,644	$40,064,016

	December 31, 2013
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$39,288	$12,510	$10,701	$62,499
Collectively evaluated for impairment	426,240	200,853	50,173	677,266
Purchased loans with evidence of credit deterioration	3,685	2,649	192	6,526
Total	$469,213	$216,012	$61,066	$746,291

Outstanding loan balances
Individually evaluated for impairment	$316,415	$263,313	$101,552	$681,280
Collectively evaluated for impairment	20,428,295	9,963,912	7,658,794	38,051,001
Purchased loans with evidence of credit deterioration	118,951	168,926	23,207	311,084
Total	$20,863,661	$10,396,151	$7,783,553	$39,043,365

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

Nonaccrual loans are summarized as follows:

	December 31,
(In thousands)	2014	2013

Commercial:
Commercial and industrial	$105,591	$100,641
Leasing	295	757
Owner occupied	87,243	137,422
Municipal	1,056	9,986
Total commercial	194,185	248,806
Commercial real estate:
Construction and land development	23,880	29,205
Term	25,107	60,786
Total commercial real estate	48,987	89,991
Consumer:
Home equity credit line	11,430	8,969
1-4 family residential	49,861	53,162
Construction and other consumer real estate	1,735	3,510
Bankcard and other revolving plans	196	1,371
Other	254	804
Total consumer loans	63,476	67,816
Total	$306,648	$406,613

Past due loans (accruing and nonaccruing) are summarized as follows:

	December 31, 2014
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$13,092,731	$28,295	$41,929	$70,224	$13,162,955	$4,677	$64,385
Leasing	408,724	225	25	250	408,974	—	270
Owner occupied	7,275,842	29,182	46,524	75,706	7,351,548	3,334	39,649
Municipal	520,887	—	—	—	520,887	—	1,056
Total commercial	21,298,184	57,702	88,478	146,180	21,444,364	8,011	105,360
Commercial real estate:
Construction and land development	1,972,206	2,711	11,491	14,202	1,986,408	92	12,481
Term	8,082,940	14,415	29,245	43,660	8,126,600	19,700	13,787
Total commercial real estate	10,055,146	17,126	40,736	57,862	10,113,008	19,792	26,268
Consumer:
Home equity credit line	2,309,967	4,503	6,680	11,183	2,321,150	1	1,779
1-4 family residential	5,163,968	12,416	24,856	37,272	5,201,240	318	20,599
Construction and other consumer real estate	359,723	9,675	1,144	10,819	370,542	160	608
Bankcard and other revolving plans	397,882	2,425	1,045	3,470	401,352	946	80
Other	211,560	644	156	800	212,360	—	84
Total consumer loans	8,443,100	29,663	33,881	63,544	8,506,644	1,425	23,150
Total	$39,796,430	$104,491	$163,095	$267,586	$40,064,016	$29,228	$154,778

	December 31, 2013
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$12,360,946	$49,462	$48,094	$97,556	$12,458,502	$3,411	$53,279
Leasing	387,526	173	230	403	387,929	36	563
Owner occupied	7,480,166	40,806	46,840	87,646	7,567,812	4,555	82,770
Municipal	440,607	3,308	5,503	8,811	449,418	—	1,175
Total commercial	20,669,245	93,749	100,667	194,416	20,863,661	8,002	137,787
Commercial real estate:
Construction and land development	2,163,032	8,968	21,283	30,251	2,193,283	9,469	17,310
Term	8,147,699	21,623	33,546	55,169	8,202,868	19,978	43,030
Total commercial real estate	10,310,731	30,591	54,829	85,420	10,396,151	29,447	60,340
Consumer:
Home equity credit line	2,134,908	8,248	3,551	11,799	2,146,707	1,079	2,868
1-4 family residential	4,709,682	8,837	23,446	32,283	4,741,965	667	27,593
Construction and other consumer real estate	322,825	1,038	1,234	2,272	325,097	157	2,232
Bankcard and other revolving plans	358,170	2,117	1,114	3,231	361,401	924	1,109
Other	206,386	1,269	728	1,997	208,383	72	126
Total consumer loans	7,731,971	21,509	30,073	51,582	7,783,553	2,899	33,928
Total	$38,711,947	$145,849	$185,569	$331,418	$39,043,365	$40,348	$232,055
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
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2014
(In thousands)	Pass	Special mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$12,515,846	$209,215	$426,002	$11,892	$13,162,955
Leasing	399,032	4,868	5,074	—	408,974
Owner occupied	6,844,310	168,423	338,815	—	7,351,548
Municipal	518,513	1,318	1,056	—	520,887
Total commercial	20,277,701	383,824	770,947	11,892	21,444,364	$412,514
Commercial real estate:
Construction and land development	1,925,685	8,464	52,259	—	1,986,408
Term	7,802,571	96,347	223,324	4,358	8,126,600
Total commercial real estate	9,728,256	104,811	275,583	4,358	10,113,008	145,009
Consumer:
Home equity credit line	2,304,352	—	16,798	—	2,321,150
1-4 family residential	5,139,018	—	62,222	—	5,201,240
Construction and other consumer real estate	367,932	—	2,610	—	370,542
Bankcard and other revolving plans	399,446	—	1,906	—	401,352
Other	211,811	—	549	—	212,360
Total consumer loans	8,422,559	—	84,085	—	8,506,644	47,140
Total	$38,428,516	$488,635	$1,130,615	$16,250	$40,064,016	$604,663

	December 31, 2013
(In thousands)	Pass	Special mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$11,766,855	$312,652	$369,726	$9,269	$12,458,502
Leasing	380,268	2,050	5,611	—	387,929
Owner occupied	6,929,186	185,617	453,009	—	7,567,812
Municipal	439,432	—	9,986	—	449,418
Total commercial	19,515,741	500,319	838,332	9,269	20,863,661	$469,213
Commercial real estate:
Construction and land development	2,108,830	15,010	69,443	—	2,193,283
Term	7,708,352	185,045	309,471	—	8,202,868
Total commercial real estate	9,817,182	200,055	378,914	—	10,396,151	216,012
Consumer:
Home equity credit line	2,123,370	—	23,337	—	2,146,707
1-4 family residential	4,673,863	—	68,102	—	4,741,965
Construction and other consumer real estate	313,899	—	11,198	—	325,097
Bankcard and other revolving plans	358,680	—	2,721	—	361,401
Other	207,032	—	1,351	—	208,383
Total consumer loans	7,676,844	—	106,709	—	7,783,553	61,066
Total	$37,009,767	$700,374	$1,323,955	$9,269	$39,043,365	$746,291

Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. For our non-purchased credit-impaired loans, if a nonaccrual loan has a balance greater than $1 million, or if a loan is a TDR, including TDRs that subsequently default, or if the loan is no longer reported as a TDR, we individually evaluate the loan for impairment and estimate a specific reserve for the loan for all portfolio segments under applicable accounting guidance. Smaller nonaccrual loans are pooled for ALLL estimation purposes. PCI loans are included in impaired loans and are accounted for under separate accounting guidance. See subsequent discussion under Purchased Loans.

When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the years ended December 31, 2014 and 2013 was not significant.
Information on all impaired loans is summarized as follows, including the average recorded investment and interest income recognized for the years ended December 31, 2014 and 2013:

	December 31, 2014					Year Ended December 31, 2014
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$185,520	$43,257	$103,565	$146,822	$22,852	$185,947	$10,803
Owner occupied	198,231	83,179	86,382	169,561	6,087	233,361	18,221
Municipal	1,535	1,056	—	1,056	—	9,208	—
Total commercial	385,286	127,492	189,947	317,439	28,939	428,516	29,024
Commercial real estate:
Construction and land development	60,993	16,500	26,977	43,477	1,773	61,068	6,384
Term	203,788	96,351	63,740	160,091	2,345	238,507	31,144
Total commercial real estate	264,781	112,851	90,717	203,568	4,118	299,575	37,528
Consumer:
Home equity credit line	30,209	14,798	11,883	26,681	437	25,909	2,426
1-4 family residential	86,575	37,096	35,831	72,927	8,494	81,526	2,058
Construction and other consumer real estate	3,902	1,449	1,410	2,859	233	3,167	155
Bankcard and other revolving plans	—	—	—	—	—	2	22
Other	6,580	—	5,254	5,254	133	7,585	1,665
Total consumer loans	127,266	53,343	54,378	107,721	9,297	118,189	6,326
Total	$777,333	$293,686	$335,042	$628,728	$42,354	$846,280	$72,878

	December 31, 2013					Year Ended December 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$191,094	$33,503	$126,976	$160,479	$23,391	$197,490	$17,956
Owner occupied	277,447	92,997	152,030	245,027	16,656	346,135	19,885
Municipal	10,465	1,175	8,811	9,986	1,225	10,195	—
Total commercial	479,006	127,675	287,817	415,492	41,272	553,820	37,841
Commercial real estate:
Construction and land development	112,863	23,422	55,974	79,396	3,862	148,317	36,363
Term	371,932	66,533	239,941	306,474	10,251	477,309	52,242
Total commercial real estate	484,795	89,955	295,915	385,870	14,113	625,626	88,605
Consumer:
Home equity credit line	30,344	12,575	13,443	26,018	242	26,926	1,366
1-4 family residential	99,757	38,838	45,657	84,495	10,290	104,592	1,999
Construction and other consumer real estate	4,877	2,643	1,090	3,733	176	6,392	152
Bankcard and other revolving plans	755	726	24	750	1	43	12
Other	10,419	134	8,061	8,195	112	11,696	2,112
Total consumer loans	146,152	54,916	68,275	123,191	10,821	149,649	5,641
Total	$1,109,953	$272,546	$652,007	$924,553	$66,206	$1,329,095	$132,087

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

Selected information on TDRs at year-end that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	December 31, 2014
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2,611	$6,509	$18	$3,203	$3,855	$34,585	$50,781
Owner occupied	19,981	1,124	960	1,251	10,960	17,505	51,781
Total commercial	22,592	7,633	978	4,454	14,815	52,090	102,562
Commercial real estate:
Construction and land development	—	—	—	—	521	19,854	20,375
Term	7,328	9,027	179	3,153	2,546	39,007	61,240
Total commercial real estate	7,328	9,027	179	3,153	3,067	58,861	81,615
Consumer:
Home equity credit line	742	70	11,320	—	166	1,281	13,579
1-4 family residential	2,425	552	6,828	446	753	34,719	45,723
Construction and other consumer real estate	290	422	42	90	—	1,227	2,071
Total consumer loans	3,457	1,044	18,190	536	919	37,227	61,373
Total accruing	33,377	17,704	19,347	8,143	18,801	148,178	245,550
Nonaccruing
Commercial:
Commercial and industrial	442	576	—	611	5,199	20,410	27,238
Owner occupied	2,714	1,219	—	883	2,852	12,040	19,708
Municipal	—	1,056	—	—	—	—	1,056
Total commercial	3,156	2,851	—	1,494	8,051	32,450	48,002
Commercial real estate:
Construction and land development	11,080	68	—	93	3,300	6,427	20,968
Term	2,851	—	—	—	277	4,607	7,735
Total commercial real estate	13,931	68	—	93	3,577	11,034	28,703
Consumer:
Home equity credit line	—	—	420	203	—	399	1,022
1-4 family residential	3,378	1,029	1,951	191	3,527	9,413	19,489
Construction and other consumer real estate	—	463	—	—	—	100	563
Bankcard and other revolving plans	—	—	—	—	—	—	—
Total consumer loans	3,378	1,492	2,371	394	3,527	9,912	21,074
Total nonaccruing	20,465	4,411	2,371	1,981	15,155	53,396	97,779
Total	$53,842	$22,115	$21,718	$10,124	$33,956	$201,574	$343,329

	December 31, 2013
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1,143	$9,848	$11,491	$3,217	$4,308	$53,117	$83,124
Owner occupied	22,841	1,482	987	1,291	9,659	23,576	59,836
Total commercial	23,984	11,330	12,478	4,508	13,967	76,693	142,960
Commercial real estate:
Construction and land development	1,067	8,231	—	1,063	4,119	28,295	42,775
Term	7,542	9,241	190	3,783	14,932	61,024	96,712
Total commercial real estate	8,609	17,472	190	4,846	19,051	89,319	139,487
Consumer:
Home equity credit line	743	—	9,438	—	323	332	10,836
1-4 family residential	2,628	997	6,814	643	3,083	35,869	50,034
Construction and other consumer real estate	128	329	11	—	—	1,514	1,982
Total consumer loans	3,499	1,326	16,263	643	3,406	37,715	62,852
Total accruing	36,092	30,128	28,931	9,997	36,424	203,727	345,299
Nonaccruing
Commercial:
Commercial and industrial	2,028	6,989	—	473	8,948	10,395	28,833
Owner occupied	3,020	1,489	1,043	1,593	10,482	14,927	32,554
Total commercial	5,048	8,478	1,043	2,066	19,430	25,322	61,387
Commercial real estate:
Construction and land development	11,699	1,555	—	—	5,303	8,617	27,174
Term	2,126	—	—	1,943	315	14,861	19,245
Total commercial real estate	13,825	1,555	—	1,943	5,618	23,478	46,419
Consumer:
Home equity credit line	—	—	1,036	—	221	—	1,257
1-4 family residential	4,315	1,396	1,606	—	3,901	14,109	25,327
Construction and other consumer real estate	4	1,260	—	—	—	229	1,493
Bankcard and other revolving plans	—	252	—	—	—	—	252
Total consumer loans	4,319	2,908	2,642	—	4,122	14,338	28,329
Total nonaccruing	23,192	12,941	3,685	4,009	29,170	63,138	136,135
Total	$59,284	$43,069	$32,616	$14,006	$65,594	$266,865	$481,434
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.
Unused commitments to extend credit on TDRs amounted to approximately $6.1 million at December 31, 2014 and $5.6 million at December 31, 2013.
The total recorded investment of all TDRs in which interest rates were modified below market was $219.3 million and $245.9 million at December 31, 2014 and 2013, respectively. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.

The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In thousands)	2014	2013
Commercial:
Commercial and industrial	$(84)	$—
Owner occupied	(519)	(390)
Total commercial	(603)	(390)
Commercial real estate:
Construction and land development	(197)	(112)
Term	(573)	(742)
Total commercial real estate	(770)	(854)
Consumer:
Home equity credit line	(5)	(10)
1-4 family residential	(1,130)	(1,248)
Construction and other consumer real estate	(32)	(36)
Total consumer loans	(1,167)	(1,294)
Total decrease to interest income [1]	$(2,540)	$(2,538)

[1]	Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.
As of December 31, 2014, the recorded investment of accruing and nonaccruing TDRs that had a payment default during the year listed below (which are still in default at year-end) and are within 12 months or less of being modified as TDRs is as follows:

(In thousands)	December 31, 2014			December 31, 2013
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$1,008	$1,008	$—	$—	$—
Owner occupied	—	378	378	—	430	430
Total commercial	—	1,386	1,386	—	430	430
Commercial real estate:
Construction and land development	—	—	—	—	1,676	1,676
Term	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	1,676	1,676
Consumer:
Home equity credit line	—	201	201	—	342	342
1-4 family residential	192	310	502	—	2,592	2,592
Construction and other consumer real estate	—	55	55	—	—	—
Total consumer loans	192	566	758	—	2,934	2,934
Total	$192	$1,952	$2,144	$—	$5,040	$5,040
Note: Total loans modified as TDRs during the 12 months previous to December 31, 2014 and 2013 were $84.7 million and $155.8 million, respectively.

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

We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. Based on this analysis, we believe that the loan portfolio is generally well diversified; however, due to the nature of the Company’s geographical footprint, there are certain significant concentrations primarily in CRE and energy-related lending. Further, we cannot guarantee that we have fully understood or mitigated all risk concentrations or correlated risks. We have adopted and adhere to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged lending, municipal lending, and energy-related lending. All of these limits are continually monitored and revised as we judge appropriate. These concentration limits, particularly the various types of CRE and real estate development loan limits, are materially lower than they were just prior to the emergence of the recent economic downturn.

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
Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

	December 31,
(In thousands)	2014	2013

Commercial	$104,942	$150,191
Commercial real estate	118,217	233,720
Consumer	17,910	28,608
Outstanding balance	$241,069	$412,519

Carrying amount	$179,299	$311,797
Less ALLL	2,800	6,478
Carrying amount, net	$176,499	$305,319

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

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were $5.3 million at December 31, 2014 and not significant at December 31, 2013.

Changes in the accretable yield for PCI loans were as follows:

(In thousands)	2014	2013

Balance at beginning of year	$77,528	$134,461
Accretion	(58,140)	(111,951)
Reclassification from nonaccretable difference	17,647	36,467
Disposals and other	8,020	18,551
Balance at end of year	$45,055	$77,528
The primary drivers of reclassification to accretable yield from nonaccretable difference and increases in disposals and other were (1) changes in estimated cash flows, (2) unexpected payments on nonaccrual loans, and (3) recoveries on zero balance loans pools. See subsequent discussion under changes in cash flow estimates.
ALLL Determination
For all acquired loans, the ALLL is only established for credit deterioration subsequent to the date of acquisition and represents our estimate of the inherent losses in excess of the book value of acquired loans. The ALLL for acquired loans is included in the overall ALLL in the balance sheet.
During 2014, 2013 and 2012, we adjusted the ALLL for acquired loans by recording a negative provision for loan losses of $(1.7) million in 2014, $(10.1) million in 2013, and $(16.5) million in 2012. The provision is net of the ALLL reversals discussed subsequently.
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

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During 2014, 2013, and 2012, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $4.6 million in 2014 and $15.1 million in 2013, and $20.4 million in 2012. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Changes that increase cash flows have been due primarily to (1) the enhanced economic status of borrowers compared to original evaluations, (2) improvements in the Southern California market where the majority of these loans were originated, and (3) efforts by our credit officers and loan workout professionals to resolve problem loans.
The impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $46.7 million in 2014, $90.9 million in 2013, and $58.5 million in 2012, of additional interest income.

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

Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position by greater than specified amounts. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At December 31, 2014, the fair value of our derivative liabilities was $66.1 million, for which we were required to pledge cash collateral of approximately $51.0 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at December 31, 2014, the additional amount of collateral we could be required to pledge is $1.6 million. Since June 2013, as required by the Dodd-Frank Act, all new eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating is downgraded.

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

Selected information with respect to notional amounts and recorded gross fair values at December 31, 2014 and 2013, and the related gain (loss) of derivative instruments for the years then ended is summarized as follows:

	December 31, 2014			December 31, 2013
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Cash flow hedges [1]:
Interest rate swaps	$275,000	$1,508	$123	$100,000	$202	$583
Total derivatives designated as hedging instruments	275,000	1,508	123	100,000	202	583
Derivatives not designated as hedging instruments
Interest rate swaps	—	—	—	65,850	420	421
Interest rate swaps for customers [2]	2,770,052	48,287	50,669	2,902,776	55,447	54,688
Foreign exchange	443,721	16,625	15,272	751,066	9,614	8,643
Total return swap	—	—	—	1,159,686	—	4,062
Total derivatives not designated as hedging instruments	3,213,773	64,912	65,941	4,879,378	65,481	67,814
Total derivatives	$3,488,773	$66,420	$66,064	$4,979,378	$65,683	$68,397

	Year Ended December 31, 2014					Year Ended December 31, 2013
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$4,361	$2,594				$(225)	$2,647
	4,361	2,594	[3]			(225)	2,647	[3]
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt					$(2,309)					$3,120
Total derivatives designated as hedging instruments	4,361	2,594			(2,309)	(225)	2,647			3,120
Derivatives not designated as hedging instruments
Interest rate swaps				$355					$(493)
Interest rate swaps for customers [2]				467					10,918
Futures contracts				—					2
Foreign exchange				8,344					9,190
Total return swap				(7,894)					(21,753)
Total derivatives not designated as hedging instruments				1,272					(2,136)
Total derivatives	$4,361	$2,594		$1,272	$(2,309)	$(225)	$2,647		$(2,136)	$3,120
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss).
2 Amounts include both the customer swaps and the offsetting derivative contracts.
3 Amounts of $2.6 million for both 2014 and 2013 are the amounts of reclassification to earnings presented in the tabular changes of AOCI in Note 13.
The fair values of derivative assets were reduced by net credit valuation adjustments of $2.4 million and $1.6 million at December 31, 2014 and 2013, respectively. No increase was made to derivative liabilities at December 31, 2014 and $1.6 million was made at December 31, 2013. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
Under master netting arrangements, we offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against recognized fair value amounts of derivatives executed with the same counterparty. At both December 31, 2014 and 2013, no cash collateral was used for such offsets.
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivative contracts, such that the Company minimizes its net risk exposure resulting from such transactions. Fee income from customer swaps is included in other service charges, commissions and fees. As with other derivative instruments, we have credit risk for any nonperformance by counterparties. See Notes 6 and 17 for further discussion of our underwriting, collateral requirements, etc., that we use to address credit risk.
The remaining balances of any derivative instruments terminated prior to maturity, including amounts in accumulated other comprehensive income (“AOCI”) for swap hedges, are accreted or amortized to interest income or expense over the period to their previously stated maturity dates.

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following December 31, 2014, we estimate that an additional $3.2 million will be reclassified.

Total Return Swap
Effective April 28, 2014, we canceled the total return swap (“TRS”) and related interest rate swaps relating to a portfolio of $1.16 billion notional amount of our bank and insurance trust preferred CDOs. Prior to cancellation of the TRS, the actual portfolio par balance had been reduced to $545 million due to sales, paydowns and payoffs. Following the cancellation, the TRS derivative liability was extinguished and the Company’s regulatory risk weighted assets increased by approximately $0.9 billion.

8.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

(In thousands)	December 31,
	2014	2013

Land	$233,300	$185,119
Buildings	551,603	509,151
Furniture and equipment	458,703	455,625
Leasehold improvements	133,624	129,056
Software	239,670	208,931
Total	1,616,900	1,487,882
Less accumulated depreciation and amortization	787,091	761,510
Net book value	$829,809	$726,372

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Core deposit and other intangible assets and related accumulated amortization are as follows at December 31:

	Gross carrying amount		Accumulated amortization		Net carrying amount
(In thousands)	2014	2013	2014	2013	2014	2013

Core deposit intangibles	$170,688	$180,290	$(146,842)	$(146,557)	$23,846	$33,733
Customer relationships and other intangibles	28,014	29,064	(26,340)	(26,353)	1,674	2,711
Total	$198,702	$209,354	$(173,182)	$(172,910)	$25,520	$36,444
The amount of amortization expense of core deposit and other intangible assets is separately reflected in the statement of income.
Estimated amortization expense for core deposit and other intangible assets is as follows for the five years succeeding December 31, 2014:

(In thousands)

2015	$9,247
2016	7,888
2017	6,370
2018	1,556
2019	459

Changes in the carrying amount of goodwill for operating segments with goodwill are as follows:

(In thousands)	Zions Bank	CB&T	Amegy	Consolidated Company

Balance at December 31, 2012	$19,514	$379,024	$615,591	$1,014,129
Impairment losses	—	—	—	—
Balance at December 31, 2013	19,514	379,024	615,591	1,014,129
Impairment losses	—	—	—	—
Balance at December 31, 2014	$19,514	$379,024	$615,591	$1,014,129

A Company-wide annual impairment test is conducted as of October 1 of each year and updated on a more frequent basis when events or circumstances indicate that impairment could have taken place. Results of the testing for 2014 and 2013 concluded that no impairment was present in any of the operating segments.

10.	DEPOSITS
At December 31, 2014, the scheduled maturities of all time deposits were as follows:

(In thousands)

2015	$1,933,406
2016	266,023
2017	126,377
2018	115,281
2019	100,763
Thereafter	662
Total	$2,542,512
At December 31, 2014, the contractual maturities of domestic time deposits with a denomination of $100,000 and over were as follows: $368 million in 3 months or less, $277 million over 3 months through 6 months, $340 million over 6 months through 12 months, and $301 million over 12 months.
Domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250,000 were $0.7 billion and $0.6 billion at December 31, 2014 and 2013, respectively. Domestic time deposits under $250,000 were $1.7 billion and $2.0 billion at December 31, 2014 and 2013, respectively. Foreign time deposits $250,000 and over were $135 million and $252 million at December 31, 2014 and 2013, respectively.
Deposit overdrafts reclassified as loan balances were $15 million and $39 million at December 31, 2014 and 2013, respectively.

11.	SHORT-TERM BORROWINGS
Selected information for federal funds and other short-term borrowings is as follows:

(Amounts in thousands)	2014	2013	2012
Federal funds purchased
Average amount outstanding	$104,358	$150,217	$280,859
Weighted average rate	0.17%	0.15%	0.19%
Highest month-end balance	124,093	206,450	560,674
Year-end balance	100,193	129,131	175,468
Weighted average rate on outstandings at year-end	0.15%	0.14%	0.13%

Security repurchase agreements
Average amount outstanding	116,190	124,929	190,365
Weighted average rate	0.06%	0.05%	0.04%
Highest month-end balance	156,710	137,611	264,187
Year-end balance	118,600	137,611	145,010
Weighted average rate on outstandings at year-end	0.13%	0.05%	0.04%

Other short-term borrowings, year-end balances
Securities sold, not yet purchased	24,230	73,606	26,735
Other	1,200	—	5,409
Total federal funds and other short-term borrowings	$244,223	$340,348	$352,622

Federal funds purchased and security repurchase agreements generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis (e.g., 30 or 60 days). Certain of our subsidiary banks execute overnight repurchase agreements with sweep accounts in conjunction with a master repurchase agreement. When this occurs, securities under their control are pledged and interest is paid on the collected balance of the customers’ accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. Of the total security repurchase agreements at December 31, 2014, $68 million were overnight and $51 million were term.

Our subsidiary banks may borrow from the FHLB under their lines of credit that are secured under blanket pledge arrangements. The subsidiary banks maintain unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2014, the amount available for FHLB advances was approximately $11.6 billion. Note 12 presents the balance of FHLB advances made to the Company against this pledged collateral. At December 31, 2014, no short-term FHLB advances were outstanding.

Our subsidiary banks also borrow from the Federal Reserve based on the amount of collateral pledged to a Federal Reserve Bank. At December 31, 2014, the amount available for additional Federal Reserve borrowings was approximately $5.0 billion.

12.	LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
(In thousands)	2014	2013

Junior subordinated debentures related to trust preferred securities	$168,043	$168,043
Convertible subordinated notes	132,838	184,147
Subordinated notes	335,798	443,231
Senior notes	432,385	1,454,779
FHLB advances	22,156	22,736
Capital lease obligations and other	1,062	639
Total	$1,092,282	$2,273,575

The preceding amounts represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments, including the value of associated hedges.

Trust Preferred Securities
Junior subordinated debentures related to trust preferred securities issued to the following trusts were outstanding at December 31, 2014 as follows:

(Amounts in thousands)	Balance	Coupon rate [1]	Maturity

Amegy Statutory Trust I	$51,547	3mL+2.85% (3.09%)	Dec 2033
Amegy Statutory Trust II	36,083	3mL+1.90% (2.13%)	Oct 2034
Amegy Statutory Trust III	61,856	3mL+1.78% (2.02%)	Dec 2034
Stockmen’s Statutory Trust II	7,732	3mL+3.15% (3.40%)	Mar 2033
Stockmen’s Statutory Trust III	7,732	3mL+2.89% (3.13%)	Mar 2034
Intercontinental Statutory Trust I	3,093	3mL+2.85% (3.09%)	Mar 2034
Total	$168,043

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2014 is shown in parenthesis.

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

Subordinated Notes
Subordinated notes consist of the following at December 31, 2014:

(Amounts in thousands)	Convertible subordinated notes		Subordinated notes
Coupon rate	Balance	Par amount	Balance	Par amount	Maturity

6.00%	$70,432	$79,291	$32,894	$32,366	Sep 2015
5.50%	62,406	71,592	53,013	52,078	Nov 2015
5.65%			162,000	162,000	Nov 2023
6.95%			87,891	87,891	Sep 2028
Total	$132,838	$150,883	$335,798	$334,335

These notes are unsecured and are not redeemable prior to maturity, except those noted subsequently. Also, see Debt Redemptions and Repurchases following. Interest is payable semiannually on all these notes except for the 6.95% notes whose quarterly interest payments commenced December 15, 2013 to the earliest possible redemption date of September 15, 2023, after which the interest rate changes to an annual floating rate equal to 3mL+3.89%. Interest payments on the 5.65% notes commenced May 15, 2014 to the earliest possible redemption date of November 15, 2018, after which they are payable quarterly at an annual floating rate equal to 3mL+4.19%.

Convertible Subordinated Notes
The convertible subordinated notes resulted from the modification in 2009 of $1.2 billion par value of subordinated notes. The convertible subordinated notes permit conversion on a par-for-par basis into either the Company’s Series A or Series C preferred stock. The carrying value of the subordinated notes at the time of modification included associated terminated fair value hedges. Holders of the convertible subordinated notes are allowed to convert on the interest payment dates of the debt. As discussed in Note 13, we recorded the intrinsic value of the beneficial conversion feature directly in common stock in connection with the modification of the subordinated notes. Note 13 also discusses the redemption in September 2013 of all of the $800 million par amount of Series C preferred stock. Subordinated notes converted to preferred stock prior to this redemption amounted to $1.2 million in 2013 and $89.6 million in 2012. Immaterial amounts were converted into Series A preferred stock in 2014.
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

(In thousands)	2014	2013	2012

Balance at beginning of year	$42,444	$149,333	$224,206
Discount amortization on convertible subordinated debt	(24,397)	(48,378)	(43,341)
Accelerated discount amortization on convertible subordinated debt	(1)	(368)	(31,532)
Accelerated discount amortization resulting from tender offer for debt repurchases (subsequently discussed)	—	(58,143)	—
Total amortization	(24,398)	(106,889)	(74,873)
Balance at end of year	$18,046	$42,444	$149,333

In addition, interest expense on convertible subordinated notes was $10.3 million in 2014, $25.3 million in 2013, and $28.2 million in 2012.

As discussed in Note 7, we terminated all fair value hedges that had been used for the subordinated notes. The remaining value of $1.5 million and $3.8 million at December 31, 2014 and 2013, respectively, is amortized as a reduction of interest expense over the periods to the previously stated maturity dates of the notes.

Senior Notes
Senior notes consist of the following at December 31, 2014:

(Amounts in thousands)
Coupon rate	Balance	Par amount	Maturity

4.0%	$88,697	$89,360	June 2016
4.5%	160,503	163,857	March 2017
4.5%	144,876	145,231	June 2023
3.30% - 3.70%	38,309	38,389	Feb - Jul 2018
Total	$432,385	$436,837

These notes are unsecured and interest is payable semiannually. The notes were issued under a shelf registration filed with the SEC and were sold via the Company’s online auction process and direct sales. The notes are not redeemable prior to maturity except for the $38.3 million notes that have optional early redemptions as follows: $27.2 million in 2015 (on February 17, 2015, $8.0 million of this amount was redeemed) and $11.1 million in 2016.

Debt Redemptions and Repurchases
We redeemed or repurchased the following amounts of long-term debt during 2014 and 2013:

(Amounts in thousands)	2014		2013
Note type	Coupon rate	Par amount	Coupon rate	Par amount

Senior notes	7.75%	$240,769	7.75%	$257,615
	4.0%, 4.5%	499,980
	3.5%	50,000
	2.55% - 5.50%	247,512
		1,038,261

Subordinated notes	5.65%	30,173	5.5%, 6.0%	231,047
	3mL+1.25%	75,000
		105,173

Convertible subordinated notes	5.65%	75,674	5.5%, 6.0%	19,937
Trust preferred		—	8.0%	285,000

Total		$1,219,108		$793,599

Total debt extinguishment costs for certain of these redemptions were $44.4 million in 2014 and $120.2 million in 2013, which consisted of $34.0 million and $45.8 million of early tender premiums, and $10.4 million and $74.4 million in write-offs of unamortized debt discount and issuance costs and fees, in 2014 and 2013, respectively.

Federal Home Loan Bank Advances
The FHLB advances were issued to Amegy and have maturities primarily from October 2030 to September 2041 at interest rates from 3.27% to 5.66%. The weighted average interest rate on advances outstanding was 4.5% at both December 31, 2014 and 2013.

Maturities of Long-term Debt
Maturities of long-term debt are as follows for the years succeeding December 31, 2014:

(In thousands)	Consolidated	Parent only

2015	$217,392	$217,240
2016	88,869	88,698
2017	160,700	160,503
2018	38,534	38,309
2019	259	—
Thereafter	585,024	410,231
Total	$1,090,778	$914,981

These maturities do not include the associated hedges. The $410.2 million of Parent only maturities payable after 2019 consist of $15.5 million of junior subordinated debentures payable to Stockmen’s Trust II and III and $394.7 million of senior notes.

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

In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid on the 15th day of the months indicated in the following schedule. Dividends are approved by the Board of Directors and are subject to regulatory non-objection to a stress test and capital plan submitted to the Federal Reserve pursuant to the annual Comprehensive Capital Analysis and Review (“CCAR”) process. Redemption of the preferred stock is at the Company’s option after the expiration of any applicable redemption restrictions. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. Redemptions are subject to certain regulatory provisions, including the previously noted capital plan non-objection.

Preferred stock is summarized as follows:

(Amounts in thousands)	Carrying value at December 31,		Shares at December 31, 2014			Dividends payable	Earliest redemption date	Rate following earliest redemption date	Dividends payable after rate change
	2014	2013	Authorized	Outstanding	Rate
								(when applicable)
Series A	$66,168	$66,127	140,000	66,034	> of 4.0% or 3mL+0.52%	Qtrly Mar,Jun,Sep,Dec	Dec 15, 2011
Series F	143,750	143,750	250,000	143,750	7.9%	Qtrly Mar,Jun,Sep,Dec	Jun 15, 2017
Series G	171,827	171,827	200,000	171,827	6.3%	Qtrly Mar,Jun,Sep,Dec	Mar 15, 2023	annual float-ing rate = 3mL+4.24%
Series H	126,221	126,221	126,221	126,221	5.75%	Qtrly Mar,Jun,Sep,Dec	Jun 15, 2019
Series I	300,893	300,893	300,893	300,893	5.8%	Semi-annually Jun,Dec	Jun 15, 2023	annual float-ing rate = 3mL+3.8%	Qtrly Mar,Jun,Sep,Dec
Series J	195,152	195,152	195,152	195,152	7.2%	Semi-annually Mar,Sep	Sep 15, 2023	annual float-ing rate = 3mL+4.44%	Qtrly Mar,Jun,Sep,Dec
Total	$1,004,011	$1,003,970

Series C Preferred Stock Redemption
On September 15, 2013, we redeemed all of the outstanding $800 million par amount (799,467 shares) of our 9.5% Series C preferred stock at 100% of the $25 per depositary share redemption amount. As shown in the previous schedule, the summation of December 31, 2013 carrying values for Series G, H, I and J, plus the $5.9 million increase in carrying value for Series A during 2013 (reflecting the reopening of Series A preferred shares), equals the $800 million used to fund this redemption. The Federal Reserve did not object to the element of our capital plan to redeem the entire $800 million of our Series C preferred stock subject to issuing an equivalent amount of new preferred shares.

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

Portions of the BCF have been transferred since July 2009 from common stock to preferred stock as holders of convertible subordinated debt exercised rights to convert to the Series C preferred stock. Prior to the redemption, these BCF transfers amounted to $0.2 million in 2013 and $15.2 million in 2012. Amounts transferred became part of the carrying value of the preferred stock. The $126 million BCF transfer was recorded as a preferred stock redemption in the 2013 statement of income. At December 31, 2014, the remaining balance in common stock of the BCF was approximately $76.4 million. Although the legal right to convert continues to exist, if no further conversions occur or the convertible debt matures, the current amount of the BCF will remain in common stock.

Other Preferred Stock Redemptions
The Series D preferred stock was redeemed in two equal installments by September 26, 2012. The total of $1.4 billion had been issued by the U.S. Department of the Treasury under the Troubled Asset Relief Program (“TARP”). The associated warrants to purchase 5.8 million shares of common stock were auctioned by the U.S. Treasury in December 2012. The Company did not receive any proceeds from the warrant auction. The warrants have an exercise price of $36.27 per share and expire November 14, 2018. The TARP redemption accelerated the amortization to preferred stock dividends in 2012 of the entire remaining unamortized discount. Amortization amounted to $44.7 million in 2012.

The entire Series E preferred stock of $142.5 million was redeemed on its call date of June 15, 2012. Commissions and fees of $3.8 million previously recorded in common stock were charged to retained earnings. Proceeds from the Series F preferred stock were used to redeem the Series E preferred stock.

Common Stock
On July 28, 2014, we issued $525 million of common stock, which consisted of approximately 17.6 million shares at a price of $29.80 per share. Net of commissions and fees, this issuance added approximately $516 million to common stock. Following the Federal Reserve’s announcement on July 25, 2014 that it had not objected to our resubmitted 2014 capital plan, which included the issuance of $400 million of new common equity in the third quarter of 2014, the Company decided to increase the issuance amount to $525 million .

In addition to the TARP warrants previously discussed, we have issued a total of 29.3 million common stock warrants that can each be exercised for a share of common stock at a price of $36.36 as of December 31, 2014 through May 22, 2020.

Accumulated Other Comprehensive Income
Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
2014:

Balance at December 31, 2013	$(168,805)	$1,556	$(24,852)	$(192,101)

Other comprehensive income (loss) before reclassifications, net of tax	82,204	2,275	(15,284)	69,195
Amounts reclassified from AOCI, net of tax	(5,320)	(1,605)	1,790	(5,135)
Other comprehensive income (loss)	76,884	670	(13,494)	64,060
Balance at December 31, 2014	$(91,921)	$2,226	$(38,346)	$(128,041)

Income tax expense (benefit) included in other comprehensive income (loss)	$60,795	$467	$(8,764)	$52,498

2013:

Balance at December 31, 2012	$(403,893)	$8,071	$(50,335)	$(446,157)

Other comprehensive income (loss) before reclassifications, net of tax	132,152	(4,935)	20,577	147,794
Amounts reclassified from AOCI, net of tax	102,936	(1,580)	4,906	106,262
Other comprehensive income (loss)	235,088	(6,515)	25,483	254,056
Balance at December 31, 2013	$(168,805)	$1,556	$(24,852)	$(192,101)

Income tax expense (benefit) included in other comprehensive income (loss)	$147,133	$(3,651)	$16,625	$160,107

				Statement of income (SI) Balance sheet (BS)
(In thousands)	Amounts reclassified from AOCI [1]
Details about AOCI components	2014	2013	2012		Affected line item

Net realized gains (losses) on investment securities	$10,419	$(2,898)	$19,544	SI	Fixed income securities gains (losses), net
Income tax expense (benefit)	3,971	(1,123)	7,340
	6,448	(1,775)	12,204

Net unrealized losses on investment securities	(27)	(164,732)	(103,720)	SI	Net impairment losses on investment securities
Income tax benefit	(10)	(64,829)	(40,156)
	(17)	(99,903)	(63,564)

Accretion of securities with noncredit-related impairment losses not expected to be sold	(1,878)	(2,106)	(11,351)	BS	Investment securities, held-to-maturity
Deferred income taxes	767	848	4,488	BS	Other assets
	$5,320	$(102,936)	$(58,223)

Net unrealized gains on derivative instruments	$2,594	$2,647	$13,062	SI	Interest and fees on loans
Income tax expense	989	1,067	5,220
	$1,605	$1,580	$7,842

Amortization of net actuarial loss	$(2,843)	$(8,127)	$(8,983)	SI	Salaries and employee benefits
Amortization of prior service credit (cost)	(50)	27	120	SI	Salaries and employee benefits
Income tax benefit	(1,103)	(3,194)	(3,497)
	$(1,790)	$(4,906)	$(5,366)
1 Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

Deferred Compensation
Deferred compensation consists of invested assets, including the Company’s common stock, which are held in rabbi trusts for certain employees and directors. At December 31, 2014 and 2013, the cost of the common stock included in retained earnings was approximately $14.3 million and $15.0 million, respectively. We consolidate the fair value of invested assets of the trusts along with the total obligations and include them in other assets and other liabilities, respectively, in the balance sheet. At December 31, 2014 and 2013, total invested assets were approximately $86.6 million and $83.7 million and total obligations were approximately $100.9 million and $98.7 million, respectively.

Noncontrolling Interests
In June 2013, we removed the entire noncontrolling interest amount of approximately $4.8 million at that time from the Company’s balance sheet following settlement with the remaining owner.

14.	INCOME TAXES
Income taxes (benefit) are summarized as follows:

(In thousands)	2014	2013	2012
Federal:
Current	$178,450	$173,418	$185,404
Deferred	14,277	(51,475)	(20,086)
	192,727	121,943	165,318
State:
Current	18,573	29,676	(1,775)
Deferred	11,661	(8,642)	29,873
	30,234	21,034	28,098
	$222,961	$142,977	$193,416

Income tax expense computed at the statutory federal income tax rate of 35% reconciles to actual income tax expense as follows:

(In thousands)	2014	2013	2012

Income tax expense at statutory federal rate	$217,498	$142,251	$189,548
State income taxes, net	19,652	13,672	18,264
Other nondeductible expenses	2,949	2,574	11,291
Nontaxable income	(17,869)	(17,071)	(20,137)
Tax credits and other taxes	(1,717)	(2,628)	(3,172)
Other	2,448	4,179	(2,378)
Total	$222,961	$142,977	$193,416

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)	December 31,
	2014	2013
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$259,855	$315,025
Pension and postretirement	25,142	16,380
Deferred compensation	92,864	85,846
Other real estate owned	1,252	7,099
Security investments and derivative fair value adjustments	22,438	155,900
Net operating losses, capital losses and tax credits	5,442	6,111
FDIC-supported transactions	19,084	10,488
Other	43,243	49,675
	469,320	646,524
Valuation allowance	(4,261)	(4,261)
Total deferred tax assets	465,059	642,263

Gross deferred tax liabilities:
Core deposits and purchase accounting	(8,852)	(13,556)
Premises and equipment, due to differences in depreciation	(10,361)	(13,014)
FHLB stock dividends	(12,376)	(12,668)
Leasing operations	(80,383)	(94,637)
Prepaid expenses	(9,337)	(8,909)
Prepaid pension reserves	(18,333)	(16,909)
Subordinated debt modification	(64,030)	(148,820)
Deferred loan fees	(22,774)	(21,591)
Equity investments	(10,470)	(5,225)
Other	(3,884)	(2,553)
Total deferred tax liabilities	(240,800)	(337,882)
Net deferred tax assets	$224,259	$304,381

The amount of net deferred tax assets (“DTAs”) is included with other assets in the balance sheet. The $4.3 million valuation allowance at December 31, 2014 and 2013 was for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. At December 31, 2014, excluding the $4.3 million, the tax effect of remaining net operating loss and tax credit carryforwards was approximately $1.2 million expiring through 2030.

We evaluate the net DTAs on a regular basis to determine whether an additional valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more likely than not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of December 31, 2014.

The Company has received federal income tax credits under the U.S. Government’s Community Development Financial Institutions Fund that are recognized over a seven-year period from the year of investment. The effect of these tax credits provided an income tax benefit of $0.6 million in 2013 and $1.2 million in 2012. Under the terms of the agreement, our involvement in this program terminated in 2014.

We have a liability for unrecognized tax benefits relating to uncertain tax positions primarily for various state tax contingencies in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)	2014	2013	2012

Balance at beginning of year	$2,385	$2,385	$13,722
Tax positions related to current year:
Additions	—	—	—
Reductions	—	—	—
Tax positions related to prior years:
Additions	870	—	—
Reductions	—	—	(11,337)
Settlements with taxing authorities	—	—	—
Lapses in statutes of limitations	—	—	—
Balance at end of year	$3,255	$2,385	$2,385

At December 31, 2014 and 2013, the liability for unrecognized tax benefits included approximately $2.1 million and $1.6 million, respectively (net of the federal tax benefit on state issues) that, if recognized, would affect the effective tax rate. There are no gross unrecognized tax benefits that may decrease during the 12 months subsequent to December 31, 2014.

The $11.3 million reduction to this liability in 2012 was made following closure of an audit by a state taxing authority. We reduced income tax expense by a net amount including interest/penalty of $2.3 million in 2012 due to the audit closure.

Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. At December 31, 2014 and 2013, accrued interest and penalties recognized in the balance sheet, net of any federal and/or state tax benefits, were approximately $0.6 million and $0.3 million, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2007 for federal and state returns.

15.	NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

(In thousands, except per share amounts)	2014	2013	2012
Basic:
Net income applicable to controlling interest	$398,462	$263,791	$349,516
Less common and preferred dividends	103,111	(6,094)	178,277
Undistributed earnings	295,351	269,885	171,239
Less undistributed earnings applicable to nonvested shares	2,933	2,832	1,600
Undistributed earnings applicable to common shares	292,418	267,053	169,639
Distributed earnings applicable to common shares	30,983	23,916	7,321
Total earnings applicable to common shares	$323,401	$290,969	$176,960

Weighted average common shares outstanding	192,207	183,844	183,081

Net earnings per common share	$1.68	$1.58	$0.97

Diluted:
Total earnings applicable to common shares	$323,401	$290,969	$176,960
Additional undistributed earnings allocated to incremental shares	—	—	—
Diluted earnings applicable to common shares	$323,401	$290,969	$176,960

Weighted average common shares outstanding	192,207	183,844	183,081
Additional weighted average dilutive shares	582	453	155
Weighted average diluted common shares outstanding	192,789	184,297	183,236

Net earnings per common share	$1.68	$1.58	$0.97

For 2013, preferred dividends were offset by a preferred stock redemption of approximately $126 million that resulted from the redemption of the Company’s Series C preferred stock. See further discussion in Note 13.

16.	SHARE-BASED COMPENSATION
We have a stock option and incentive plan which allows us to grant stock options, restricted stock, restricted stock units (“RSUs”), and other awards to employees and nonemployee directors. Total shares authorized under the plan were 19,500,000 at December 31, 2014, of which 4,353,967 were available for future grants.

All share-based payments to employees, including grants of employee stock options, are recognized in the statement of income based on their fair values. The fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions.

Compensation expense and the related tax benefit for all share-based awards were as follows:

(In thousands)	2014	2013	2012

Compensation expense	$23,632	$28,052	$31,533
Reduction of income tax expense	7,767	9,123	10,724

Compensation expense is included in salaries and employee benefits in the statement of income, with the corresponding increase included in common stock, except for the portion related to the salary stock units (“SSUs”)
granted in 2012, which was settled in cash. See subsequent discussion.

We classify all share-based awards as equity instruments except for the 2012 SSUs that were classified as liabilities. Substantially all awards of stock options, restricted stock, and RSUs have graded vesting that is recognized on a straight-line basis over the vesting period.

As of December 31, 2014, compensation expense not yet recognized for nonvested share-based awards was approximately $26.3 million, which is expected to be recognized over a weighted average period of 2.5 years.

The tax effects recognized from the exercise of stock options and the vesting of restricted stock and RSUs increased common stock by approximately $0.4 million in 2014 and $0.3 million in 2013, and decreased common stock by approximately $2.8 million in 2012. These amounts are included in the net activity under employee plans and related tax benefits in the statement of changes in shareholders’ equity.

Stock Options
Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. For all stock options granted in 2014, 2013 and 2012, we used the Black-Scholes option pricing model to estimate the fair values of stock options in determining compensation expense. The following summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted:

	2014	2013	2012
Weighted average of fair value for options granted	$6.10	$6.79	$4.88
Weighted average assumptions used:
Expected dividend yield	1.3%	1.3%	1.5%
Expected volatility	25.1%	32.5%	35.0%
Risk-free interest rate	1.55%	0.78%	0.67%
Expected life (in years)	5.0	4.5	4.5

The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The following summarizes our stock option activity for the three years ended December 31, 2014:

	Number of shares	Weighted average exercise price

Balance at December 31, 2011	5,933,870	$43.06
Granted	867,968	18.87
Exercised	(129,616)	14.64
Expired	(568,546)	61.90
Forfeited	(141,351)	21.36
Balance at December 31, 2012	5,962,325	38.87
Granted	1,047,781	27.41
Exercised	(488,479)	20.11
Expired	(574,157)	70.12
Forfeited	(72,880)	22.25
Balance at December 31, 2013	5,874,590	35.54
Granted	947,758	28.67
Exercised	(489,905)	21.60
Expired	(618,207)	73.28
Forfeited	(83,734)	25.72
Balance at December 31, 2014	5,630,502	31.60

Outstanding stock options exercisable as of:
December 31, 2014	3,804,873	$33.86
December 31, 2013	4,101,928	40.40
December 31, 2012	4,379,630	45.26
We issue new authorized shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $3.9 million in 2014, $4.0 million in 2013, and $0.7 million in 2012. Cash received from the exercise of stock options was $10.6 million in 2014, $9.8 million in 2013, and $1.9 million in 2012.
Additional selected information on stock options at December 31, 2014 follows:

	Outstanding stock options				Exercisable stock options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Exercise price range					Number of shares	Weighted average exercise price

$0.32 to $19.99	802,357	$17.33	3.5	[1]	553,234	$16.64
$20.00 to $24.99	889,257	23.84	2.9		870,455	23.83
$25.00 to $29.99	2,426,924	28.02	4.5		921,599	27.81
$30.00 to $39.99	62,379	30.48	5.5		10,000	32.45
$40.00 to $44.99	14,000	41.69	0.8		14,000	41.69
$45.00 to $49.99	1,231,263	47.28	0.5		1,231,263	47.28
$50.00 to $59.99	91,217	58.12	0.4		91,217	58.12
$60.00 to $79.99	41,105	70.97	0.5		41,105	70.97
$80.00 to $81.99	36,000	80.65	1.3		36,000	80.65
$82.00 to $83.38	36,000	83.38	2.3		36,000	83.38
	5,630,502	31.60	3.1	[1]	3,804,873	33.86

[1]
The weighted average remaining contractual life excludes 21,252 stock options without a fixed expiration date that were obtained with the Amegy acquisition. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

The aggregate intrinsic value of outstanding stock options at December 31, 2014 and 2013 was $14.4 million and $23.6 million, respectively, while the aggregate intrinsic value of exercisable options was $11.3 million and $13.7 million at the same respective dates. For exercisable options, the weighted average remaining contractual life was 1.8 years and 2.1 years at December 31, 2014 and 2013, respectively, excluding the stock options previously noted without a fixed expiration date. At December 31, 2014, 1,775,503 stock options with a weighted average exercise price of $26.87, a weighted average remaining life of 5.7 years, and an aggregate intrinsic value of $3.1 million, were expected to vest.

The previous schedules do not include stock options for employees of our TCBO subsidiary to purchase common stock of TCBO. At December 31, 2014, there were fully-vested options to purchase 43,400 TCBO shares at exercise prices from $17.85 to $20.58, expiring in June 2018. At December 31, 2014, there were 1,038,000 issued and outstanding shares of TCBO common stock. In connection with TCBO’s merger with TCBW as discussed in Note 1, these out-of-the-money stock options will be canceled on February 28, 2015 with no payout to the option holders.

Restricted Stock and Restricted Stock Units
Restricted stock is common stock with certain restrictions that relate to trading and the possibility of forfeiture. Generally, restricted stock vests over four years. Holders of restricted stock have full voting rights and receive dividend equivalents during the vesting period. In addition, holders of restricted stock can make an election to be subject to income tax on the grant date rather than the vesting date.

RSUs represent rights to one share of common stock for each unit and generally vest over four years. Holders of RSUs receive dividend equivalents during the vesting period, but do not have voting rights.

Compensation expense is determined based on the number of restricted shares or RSUs granted and the market price of our common stock at the issue date.

Nonemployee directors were granted 16,670 shares of restricted stock and 6,656 RSUs in 2014; 17,444 shares of restricted stock and 4,984 RSUs in 2013; and 25,536 shares of restricted stock and 7,296 RSUs in 2012, which vested over six months.

The following summarizes our restricted stock activity for the three years ended December 31, 2014:

	Number of shares	Weighted average issue price

Nonvested restricted shares at December 31, 2011	1,399,854	$23.74
Issued	87,480	17.57
Vested	(582,361)	25.34
Forfeited	(53,737)	22.83
Nonvested restricted shares at December 31, 2012	851,236	22.07
Issued	56,774	24.55
Vested	(452,743)	21.80
Forfeited	(44,317)	24.31
Nonvested restricted shares at December 31, 2013	410,950	22.46
Issued	16,670	28.87
Vested	(256,890)	23.23
Forfeited	(9,510)	23.68
Nonvested restricted shares at December 31, 2014	161,220	21.82

The following summarizes our RSU activity for the three years ended December 31, 2014:

	Number of restricted stock units	Weighted average grant price

Restricted stock units at December 31, 2011	146,165	$23.69
Granted	726,779	18.29
Vested	(34,885)	22.46
Forfeited	(15,306)	20.22
Restricted stock units at December 31, 2012	822,753	19.04
Granted	949,418	25.99
Vested	(160,580)	20.17
Forfeited	(89,553)	20.13
Restricted stock units at December 31, 2013	1,522,038	23.19
Granted	727,300	28.81
Vested	(416,755)	22.26
Forfeited	(63,163)	25.48
Restricted stock units at December 31, 2014	1,769,420	25.64
The total fair value at grant date of restricted stock and RSUs vested during the year was $15.2 million in 2014, $13.1 million in 2013, and $15.5 million in 2012. At December 31, 2014, 159,668 shares of restricted stock and 1,271,135 RSUs were expected to vest with an aggregate intrinsic value of $4.6 million and $36.2 million, respectively.

Salary Stock Units
We granted 456,275 SSUs in 2012 which vested immediately upon grant. Each SSU represents a right to one share of our common stock.

The SSUs granted in 2012 were classified as liabilities and were settled by cash payments of $4.5 million for 225,214 SSUs in 2012 and $5.7 million for 231,061 in 2013. The amount of cash paid was recorded as compensation expense and was determined by the number of SSUs being settled and the Company’s average closing common stock price for each trading day during the 30 trading-day period immediately prior to such payment date.

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

Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

	December 31,
(In thousands)	2014	2013

Net unfunded commitments to extend credit [1]	$16,658,757	$16,174,083
Standby letters of credit:
Financial	745,895	779,811
Performance	183,482	159,485
Commercial letters of credit	32,144	80,218
Total unfunded lending commitments	$17,620,278	$17,193,597
1Net of participations

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

While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2014, $4.6 billion of commitments expire in 2015. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.

We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $714 million expiring in 2015 and $215 million expiring thereafter through 2027. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral supporting those commitments for which collateral is deemed necessary. At December 31, 2014, the Company had recorded approximately $13.2 million as a liability for these guarantees, which consisted of $10.0 million attributable to the reserve for unfunded lending commitments and $3.2 million of deferred commitment fees.

Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.

At December 31, 2014, we had unfunded commitments for private equity investments of approximately $25 million. These obligations have no stated maturity. Substantially all of the PEIs related to these commitments are prohibited by the Volcker Rule. See related discussions about these investments in Notes 5 and 20.

The contractual or notional amount of financial instruments indicates a level of activity associated with a particular class of financial instrument and is not a reflection of the actual level of risk. As of December 31, 2014 and 2013, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $5.9 billion and $5.6 billion, respectively.

At December 31, 2014, we were required to maintain cash balances of $201.3 million with the Federal Reserve Banks to meet minimum balance requirements in accordance with Federal Reserve Board (“FRB”) regulations.

As of December 31, 2014, the Parent has guaranteed approximately $15 million of debt of affiliated trusts issuing trust preferred securities, as discussed in Note 12.

Leases
We have commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2015 to 2052. Premises leased under capital leases at December 31, 2014 were $1.2 million and accumulated amortization was $0.8 million. Amortization applicable to premises leased under capital leases is included in depreciation expense.

Future aggregate minimum rental payments under existing noncancelable operating leases at December 31, 2014 are as follows:

(in thousands)
2015	$47,304
2016	46,690
2017	41,211
2018	36,519
2019	30,226
Thereafter	125,400
$327,350
Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: $1.4 million in 2015, $1.6 million in 2016, $1.6 million in 2017, $1.6 million in 2018, $1.5 million in 2019, and $3.6 million thereafter. Aggregate rental expense on operating leases amounted to $59.2 million in 2014, $58.4 million in 2013, and $58.7 million in 2012.

Legal Matters
We are subject to litigation in court and arbitral proceedings, as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. At any given time, litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. While most matters relate to individual claims, we are also subject to putative class action claims and similar broader claims. Putative class actions and similar claims that were outstanding at December 31, 2014 included the following:

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

In the third quarter of 2013, the District Court denied the plaintiff’s motion for class certification in the Reyes case. The plaintiff appealed the District Court decision to the Third Circuit Court of Appeals. The Third Circuit had not ruled on the appeal as of February 2015. In February 2015, the Company settled the Meridian Funds case. The settlement award was substantially covered by our recorded accruals for legal risks as of December 31, 2014 included in our consolidated financial statements.

At any given time, proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; our customers’ involvement in money-laundering, fraud, securities violations and other illicit activities or our policies and practices relating to such customer activities; and our compliance with the broad range of banking, securities and other laws and regulations applicable to us. At any given time, we may be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters. Significant investigations or inquiries to which we may have been subject at December 31, 2014 included the following:

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

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of December 31, 2014, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $50 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following schedule) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2014, we exceeded all capital adequacy requirements to which we are subject.

As of December 31, 2014, all capital ratios of the Company and each of its subsidiary banks exceeded the “well capitalized” levels under the regulatory framework for prompt corrective action. Dividends declared by our subsidiary banks in any calendar year may not, without the approval of the appropriate federal regulators, exceed specified criteria.

Appropriate capital levels and distributions of capital to shareholders for the Company and other “systemically important financial institutions” (“SIFIs”) are also subject to annual “stress tests” performed as a part of the Federal Reserve’s CCAR process.

The stress tests seek to comprehensively measure all risks to which the institution is exposed, including credit, liquidity, market, operating and other risks, the losses that could result from those risk exposures under adverse scenarios, and the institution’s resulting capital levels. These stress tests have both a qualitative and a quantitative component. The qualitative component evaluates the robustness of the Company’s risk identification, stress risk modeling, policies, capital planning, governance processes, and other components of a Capital Adequacy Process. The quantitative process subjects the Company’s balance sheet and other risk characteristics to stress testing and independent determination by the Federal Reserve using its own models. Most capital actions, including for example, payment of dividends and repurchasing stock, are subject to non-objection by the Federal Reserve to a capital plan based on both the qualitative and quantitative assessments of the plan.

Each of the Company’s subsidiary banks with assets greater than $10 billion also is subject to annual stress testing and capital planning processes examined by their respective bank regulators (Office of the Comptroller of the Currency (“OCC”) or FDIC), known as the Dodd-Frank Act Stress Test (“DFAST”).

The actual capital amounts and ratios for the Company and its three largest subsidiary banks are as follows:

	Actual		To be well-capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total capital (to risk-weighted assets)
The Company	$7,443,301	16.27%	$4,573,768	10.00%
Zions First National Bank	2,108,904	15.27	1,381,243	10.00
California Bank & Trust	1,286,095	14.18	906,915	10.00
Amegy Bank	1,741,586	14.09	1,236,244	10.00
Tier 1 capital (to risk-weighted assets)
The Company	6,620,282	14.47	2,744,261	6.00
Zions First National Bank	1,942,856	14.07	828,746	6.00
California Bank & Trust	1,179,129	13.00	544,149	6.00
Amegy Bank	1,586,686	12.83	741,747	6.00
Tier 1 capital (to average assets)
The Company	6,620,282	11.82	na	na [1]
Zions First National Bank	1,942,856	10.52	923,193	5.00
California Bank & Trust	1,179,129	10.78	547,086	5.00
Amegy Bank	1,586,686	11.79	672,996	5.00

As of December 31, 2013
Total capital (to risk-weighted assets)
The Company	$6,621,539	14.67%	$4,514,553	10.00%
Zions First National Bank	1,997,525	14.52	1,375,382	10.00
California Bank & Trust	1,252,860	13.65	917,950	10.00
Amegy Bank	1,714,314	14.86	1,153,382	10.00
Tier 1 capital (to risk-weighted assets)
The Company	5,763,463	12.77	2,708,732	6.00
Zions First National Bank	1,831,720	13.32	825,208	6.00
California Bank & Trust	1,137,848	12.40	550,770	6.00
Amegy Bank	1,569,696	13.61	692,029	6.00
Tier 1 capital (to average assets)
The Company	5,763,463	10.48	na	na [1]
Zions First National Bank	1,831,720	10.02	913,592	5.00
California Bank & Trust	1,137,848	10.75	529,067	5.00
Amegy Bank	1,569,696	12.09	649,387	5.00

[1]	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
Basel III Capital Framework
In 2013, the FRB, FDIC, and OCC issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. These new rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, and replace the current Basel I regulatory capital calculations. The Basel III Capital Rules will become effective for the Company on January 1, 2015, with the fully phased-in requirements becoming effective in 2018.

Among other things, the new rules revise capital adequacy guidelines and the regulatory framework for prompt corrective action, and they modify specified quantitative measures of our assets, liabilities, and capital. The impact of these new rules will require the Company to maintain capital in excess of current “well-capitalized” regulatory standards, and in excess of historical levels.

19.	RETIREMENT PLANS
Defined Benefit Plans
Pension - This qualified noncontributory defined benefit plan has been frozen to new participation. No service-related benefits accrued for existing participants except for those with certain grandfathering provisions. Effective July 1, 2013, the plan was amended to remove the exception for grandfathered participants. The effect of this change was not significant to the plan. Benefits vest under the plan upon completion of five years of vesting service and all participants in the plan are currently vested in their benefits. Plan assets consist principally of corporate equity securities, mutual fund investments, real estate, and fixed income investments. Plan benefits are paid as a lump-sum cash value or an annuity at retirement age. Contributions to the plan are based on actuarial recommendation and pension regulations. Currently, it is expected that no minimum regulatory contributions will be required in 2015.

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

The following presents the change in benefit obligation, change in fair value of plan assets, and funded status, of the plans and amounts recognized in the balance sheet as of the measurement date of December 31:

(In thousands)	Pension		Supplemental Retirement		Postretirement
	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$169,092	$191,208	$10,276	$11,234	$1,062	$1,129
Service cost	—	—	—	—	31	32
Interest cost	7,468	6,885	454	404	47	41
Actuarial (gain) loss	20,859	(16,341)	738	(426)	19	(53)
Settlements	—	96	—	—	—	—
Benefits paid	(11,475)	(12,756)	(873)	(936)	(92)	(87)
Benefit obligation at end of year	185,944	169,092	10,595	10,276	1,067	1,062

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	171,905	157,082	—	—	—	—
Actual return on plan assets	9,769	27,579	—	—	—	—
Employer contributions	—	—	873	936	92	87
Benefits paid	(11,475)	(12,756)	(873)	(936)	(92)	(87)
Fair value of plan assets at end of year	170,199	171,905	—	—	—	—
Funded status	$(15,745)	$2,813	$(10,595)	$(10,276)	$(1,067)	$(1,062)

Amounts recognized in balance sheet:
Asset (liability) for pension/postretirement benefits	$(15,745)	$2,813	$(10,595)	$(10,276)	$(1,067)	$(1,062)
Accumulated other comprehensive income (loss)	(60,581)	(39,082)	(2,637)	(1,968)	264	354

Accumulated other comprehensive income (loss) consists of:
Net gain (loss)	$(60,581)	$(39,082)	$(2,637)	$(1,918)	$264	$354
Prior service credit (cost)	—	—	—	(50)	—	—
	$(60,581)	$(39,082)	$(2,637)	$(1,968)	$264	$354

For 2014, the pension plan benefit obligation at end of year increased due to the updated mortality table issued by the Society of Actuaries that reflects increased life expectancy assumptions, and a decline in the year-end discount rate. The liability for pension/postretirement benefits is included in other liabilities in the balance sheet. The accumulated benefit obligation is the same as the benefit obligation shown in the preceding schedule.

The amounts in accumulated other comprehensive income (loss) at December 31, 2014 expected to be recognized as an expense component of net periodic benefit cost in 2015 for the plans are estimated as follows:

(In thousands)	Pension	Supplemental Retirement	Postretirement

Net gain (loss)	$(6,295)	$(123)	$53

The following presents the components of net periodic benefit cost (credit) for the plans:

	Pension			Supplemental Retirement			Postretirement
(In thousands)	2014	2013	2012	2014	2013	2012	2014	2013	2012

Service cost	$—	$—	$29	$—	$—	$—	$31	$32	$36
Interest cost	7,468	6,885	7,558	454	404	460	47	41	47
Expected return on plan assets	(13,305)	(12,109)	(11,308)
Amortization of net actuarial (gain) loss	2,895	8,132	9,184	19	70	(114)	(71)	(75)	(87)
Amortization of prior service (credit) cost				50	124	124	—	(151)	(244)
Settlement loss	—	1,814	—	—	—	—
Net periodic benefit cost (credit)	$(2,942)	$4,722	$5,463	$523	$598	$470	$7	$(153)	$(248)

Weighted average assumptions based on the pension plan are the same where applicable for each of the plans and are as follows:

	2014	2013	2012
Used to determine benefit obligation at year-end:
Discount rate	3.95%	4.60%	3.75%
Rate of compensation increase [1]	na	na	3.50
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.60	3.75	4.25
Expected long-term return on plan assets	8.00	8.00	8.00
Rate of compensation increase [1]	na	3.50	3.50

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

Benefit payments to the plans’ participants, which reflect expected future service as appropriate, are estimated as follows for the years succeeding December 31, 2014:

(In thousands)	Pension	Supplemental Retirement	Postretirement

2015	$9,960	$1,763	$95
2016	9,713	1,106	100
2017	10,059	825	105
2018	10,421	818	104
2019	10,577	854	102
Years 2019 - 2023	54,108	3,553	465

We are also obligated under other supplemental retirement plans for certain current and former employees. Our liability for these plans was $6.3 million and $6.0 million at December 31, 2014 and 2013, respectively.

For the pension plan, the investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the plan. Investment objectives have been established by considering the plan’s liquidity needs and time horizon and the fiduciary standards under the Employee Retirement Income Security Act of 1974. The asset allocation strategy is developed to meet the plan’s long-term needs in a manner designed to control volatility and to reflect risk tolerance. Target investment allocation percentages as of December 31, 2014 are 65% in equity, 30% in fixed income and cash, and 5% in real estate assets.

The following presents the fair values of pension plan investments according to the fair value hierarchy described in Note 20, and the weighted average allocations:

(Amounts in thousands)	December 31, 2014					December 31, 2013
	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%

Company common stock	$7,560			$7,560	4	$8,098			$8,098	5
Mutual funds:
Equity	—			—	—	—			—	—
Debt	6,047			6,047	4	6,559			6,559	4
Insurance company pooled separate accounts:
Equity investments		$97,094		97,094	57		$102,603		102,603	60
Debt investments		33,167		33,167	19		29,091		29,091	17
Real estate		8,611		8,611	5		7,680		7,680	4
Guaranteed deposit account			$11,515	11,515	7			$12,582	12,582	7
Limited partnerships			6,205	6,205	4			5,292	5,292	3
	$13,607	$138,872	$17,720	$170,199	100	$14,657	$139,374	$17,874	$171,905	100

No transfers of assets occurred among Levels 1, 2 or 3 during 2014 or 2013.

The following describes the pension plan investments and the valuation methodologies used to measure their fair value:

Company common stock – Shares of the Company’s common stock are valued at the last reported sales price on the last business day of the plan year in the active market where individual securities are traded.

Mutual funds – These funds are valued at quoted market prices which represent the net asset values (“NAVs”) of shares held by the plan at year-end.

Insurance company pooled separate accounts – These funds are invested in by more than one investor. They are offered through separate accounts of the trustee’s insurance company and managed by internal and professional advisors. Participation units in these accounts are valued at the NAV as the practical expedient for fair value as determined by the insurance company.

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

Additional fair value quantitative information for the guaranteed deposit account is a follows:

Principal valuation techniques	Significant unobservable inputs	Range (weighted average) of significant input values

For the underlying investments – reported fair values when available for market traded investments; when not applicable, discounted cash flows under an income approach using U.S. Treasury rates and spreads based on cash flow timing and quality of assets.
	Earnings at guaranteed crediting rate	Gross guaranteed crediting rate must be greater than or equal to contractual minimum crediting rate
	Composite market value factor	At December 31,
		2014	1.018148 - 1.081039 (actual = 1.063133)
		2013	0.988035 - 1.073235 (actual = 1.05329)

The Company’s Benefits Committee evaluates the methodology and factors used, including review of the contract, economic conditions, industry and market developments, and overall credit ratings of the underlying investments.

Limited partnerships – These partnerships invest in limited partnerships, limited liability companies, or similar investment vehicles that consist of private equity investments in a wide variety of investment types, including venture and growth capital, real estate, energy and natural resources, and other private investments. The plan’s investments are valued by the limited partnerships at NAV as the practical expedient for fair value. The estimation process takes into account the plan’s proportional interests credited with realized and unrealized earnings from the underlying investments and charged for operating expenses and distributions. Investments are increased by capital calls and are part of an overall capital commitment by the plan of up to approximately $8.75 million at December 31, 2014.

The following presents additional information as of December 31, 2014 and 2013 for the pooled separate accounts and limited partnerships whose fair values under Levels 2 and 3 are based on NAV per share:

Investment	Unfunded commitments (in thousands, approximately)	Redemption
		Frequency	Notice period

Pooled separate accounts	na	Daily	< $1 million, 1 day >= $1 million, 3 days

Limited partnerships	$2,200	Investments in these limited partnerships are illiquid and voluntary withdrawal is prohibited.

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Year Ended December 31,
	2014		2013
(In thousands)	Guaranteed deposit account	Limited partnerships	Guaranteed deposit account	Limited partnerships

Balance at beginning of year	$12,582	$5,292	$13,869	$4,689
Net increases (decreases) included in plan statement of change in net assets available for benefits:
Net operating fees and expenses	(267)	(93)	(346)	(83)
Net appreciation (depreciation) in fair value of investments:
Realized	—	211	—	(74)
Unrealized	375	925	(398)	732
Interest and dividends	359	—	486	—
Purchases	9,995	1,014	11,722	760
Sales	(11,529)	—	(12,751)	—
Settlements	—	(1,144)	—	(732)
Balance at end of year	$11,515	$6,205	$12,582	$5,292

Shares of Company common stock were 262,209 and 270,305 at December 31, 2014 and 2013, respectively. Dividends received by the plan were approximately $43 thousand in 2014 and $41 thousand in 2013.

Defined Contribution Plan
The Company offers a 401(k) and employee stock ownership plan under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Matching contributions to participants, which were shares of the Company’s common stock purchased in the open market, amounted to $24.3 million in 2014, $22.7 million in 2013, and $21.6 million in 2012.

The 401(k) plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 6% of eligible compensation based upon the Company’s return on average common equity for the year. For all years presented, the profit sharing expense was computed at a contribution rate of 2%, and amounted to $12.0 million for 2014 and $11.8 million for both 2013 and 2012. The profit sharing contribution to participants consisted of shares of the Company’s common stock purchased in the open market.

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

Third Party Service Providers
We use a third party pricing service to provide pricing for approximately 90% of our AFS Level 2 securities, and an internal model to estimate fair value for approximately 98% of our AFS Level 3 securities. Fair values for the remaining AFS Level 2 and Level 3 securities generally use standard form discounted cash flow modeling with certain inputs corroborated by market data.

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

Municipal Securities
Municipal securities are measured under Level 2 using the third party pricing service, or under Level 3 using a discounted cash flow approach. Valuation inputs include Baa municipal curves, as well as FHLB and London Interbank Offered Rate (“LIBOR”) swap curves. Additional valuation inputs include internal credit scoring, and security- and client-type groupings.

Asset-Backed Securities: Trust Preferred Collateralized Debt Obligations
The majority of the CDO portfolio is measured under Level 3 primarily with the internal model using an income-based cash flow modeling approach incorporating several methodologies. The Company inputs its own key valuation assumptions:
Trust preferred – banks and insurance: We primarily use an internal model for our bank and insurance CDO securities. Our “ratio-based approach” utilizes a statistical regression of regulatory ratios we have identified as predictive of future bank failures and bank holding company defaults to create a credit-specific PD for each bank issuer. The approach generally references trailing quarter regulatory data, financial ratios and macroeconomic factors.
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
Trading data is generally limited and may include trades of tranches within our same CDO. We use this limited trade data along with our modeled expected credit adjusted cash flows to determine a relationship between the market required yield and the downside variability of the returns of each CDO security. The downside variability for this purpose is a measure of the downside variability of cash flows from the mean estimate of cash flow.
During the first quarter of 2014, two insurance CDO securities and two single-name bank trust preferred securities were transferred from Level 3 to Level 2 primarily due to the increasing ability to utilize fair value inputs corroborated by observed market data. The two insurance CDO securities were sold or paid off prior to December 31, 2014. The two single-name bank trust preferred securities remain at Level 2 at December 31, 2014 as shown in the Level 3 reconciliation schedules following. These two remaining securities constitute the Company’s entire holding of the asset class.

Trust preferred – REITs, Other: During the first quarter of 2014, all of these securities were sold, as discussed in Note 5.

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
Private Equity Investments
Private equity investments are measured under Level 2 or Level 3. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available. The amount of unfunded commitments is disclosed in Note 17. Certain restrictions apply for the redemption of these investments and certain investments are prohibited by the Volcker Rule. See discussions in Notes 5 and 17.
Private equity investments under Level 2 include partnerships that invest in certain financial services and real estate companies, some of which are publicly traded. Fair values are determined from NAVs, or their equivalents, provided by the partnerships. These fair values are determined on the last business day of the month using values from the primary exchange. In the case of illiquid or nontraded assets, the partnerships obtain fair values from independent sources.
Private equity investments are measured under Level 3 primarily using current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors.
Agriculture Loan Servicing
This asset results from our servicing of agriculture loans approved and funded by FAMC. We provide this servicing under an agreement with Farmer Mac for loans they own. The asset’s fair value represents our projection of the present value of future cash flows measured under Level 3 using discounted cash flow methodologies.
Interest-Only Strips
Interest-only strips are created as a by-product of the securitization process. When the guaranteed portions of SBA 7(a) loans are pooled, interest-only strips may be created in the pooling process. The asset’s fair value represents our projection of the present value of future cash flows measured under Level 3 using discounted cash flow methodologies.
Deferred Compensation Plan Assets and Obligations
Invested assets in the deferred compensation plan consists of shares of registered investment companies. These mutual funds are valued under Level 1 at quoted market prices, which represents the NAV of shares held by the plan at the end of the period.
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
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, included in “Federal funds and other short-term borrowings” on the balance sheet, are measured under Level 1 using quoted market prices. If not available, quoted prices under Level 2 for similar securities are used.

Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations		$3,098,208		$3,098,208
Municipal securities		185,093	$4,164	189,257
Asset-backed securities:
Trust preferred – banks and insurance		22,701	393,007	415,708
Auction rate			4,761	4,761
Other		666	25	691
Mutual funds and other	$105,348	30,275		135,623
	105,348	3,336,943	401,957	3,844,248
Trading account		70,601		70,601
Other noninterest-bearing investments:
Bank-owned life insurance		476,290		476,290
Private equity			99,865	99,865
Other assets:
Agriculture loan servicing and interest-only strips			12,227	12,227
Deferred compensation plan assets	88,878			88,878
Derivatives:
Interest rate related and other		1,508		1,508
Interest rate swaps for customers		48,287		48,287
Foreign currency exchange contracts	16,625			16,625
	16,625	49,795		66,420
	$210,851	$3,933,629	$514,049	$4,658,529
LIABILITIES
Securities sold, not yet purchased	$24,230			$24,230
Other liabilities:
Deferred compensation plan obligations	88,878			88,878
Derivatives:
Interest rate related and other		$297		297
Interest rate swaps for customers		50,669		50,669
Foreign currency exchange contracts	15,272			15,272
	15,272	50,966	—	66,238
Other			$13	13
	$128,380	$50,966	$13	$179,359

(In thousands)	December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations		$2,059,105		$2,059,105
Municipal securities		55,602	$10,662	66,264
Asset-backed securities:
Trust preferred – banks and insurance			1,238,820	1,238,820
Trust preferred – real estate investment trusts			22,996	22,996
Auction rate			6,599	6,599
Other		2,099	25,800	27,899
Mutual funds and other	$259,750	20,453		280,203
	259,750	2,137,259	1,304,877	3,701,886
Trading account		34,559		34,559
Other noninterest-bearing investments:
Bank-owned life insurance		466,428		466,428
Private equity		4,822	82,410	87,232
Other assets:
Agriculture loan servicing and interest-only strips			8,852	8,852
Deferred compensation plan assets	86,184			86,184
Derivatives:
Interest rate related and other		1,100		1,100
Interest rate swaps for customers		55,447		55,447
Foreign currency exchange contracts	9,614			9,614
	9,614	56,547		66,161
	$355,548	$2,699,615	$1,396,139	$4,451,302
LIABILITIES
Securities sold, not yet purchased	$73,606			$73,606
Other liabilities:
Deferred compensation plan obligations	86,184			86,184
Derivatives:
Interest rate related and other		$1,004		1,004
Interest rate swaps for customers		54,688		54,688
Foreign currency exchange contracts	8,643			8,643
Total return swap			$4,062	4,062
	8,643	55,692	4,062	68,397
Other			241	241
	$168,433	$55,692	$4,303	$228,428
The fair value of the Level 3 bank and insurance CDO portfolio would generally be adversely affected by significant increases in the constant default rate (“CDR”) for performing collateral, the loss percentage expected from deferring collateral, and the discount rate used. The fair value of the portfolio would generally be positively affected by increases in prepayment rates. For a specific tranche within a CDO, the directionality of the fair value change for a given assumption change may differ depending on the seniority level of the tranche. For example, faster prepayment may increase the fair value of a senior most tranche of a CDO while decreasing the fair value of a more junior tranche.

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Year Ended December 31, 2014
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2013	$10,662	$1,238,820	$22,996	$6,599	$25,800	$82,410	$8,852	$(4,303)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	32	2,151		3
Dividends and other investment income						6,192
Fair value and nonhedge derivative loss								(7,894)
Equity securities gains, net						5,869
Fixed income securities gains (losses), net	126	(3,097)	1,399	50	10,917
Other noninterest income							857
Other noninterest expense								228
Other comprehensive income (loss)	(376)	146,303		(19)	(15)
Purchases						21,768	3,351
Sales	(5,679)	(818,647)	(24,395)	(922)	(36,670)	(10,448)
Redemptions and paydowns	(601)	(103,330)		(950)	(7)	(5,926)	(833)	11,956
Transfers to Level 2		(69,193)
Balance at December 31, 2014	$4,164	$393,007	$—	$4,761	$25	$99,865	$12,227	$(13)

	Level 3 Instruments
	Year Ended December 31, 2013
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2012	$16,551	$949,271	$16,403	$6,515	$15,160	$64,223	$8,334	$(5,251)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	41	3,166	254	3	82
Dividends and other investment income						6,662
Fair value and nonhedge derivative loss								(21,753)
Equity securities gains, net						3,732
Fixed income securities gains (losses), net	239	(3,160)	(201)		55
Net impairment losses on investment securities		(136,221)	(17,430)		(11,080)
Other noninterest income							1,587
Other noninterest expense								(117)
Other comprehensive income (loss)	1,540	377,357	24,081	81	6,950
Purchases						10,548
Sales		(66,303)	(111)		(1)	(2,244)
Redemptions and paydowns	(7,709)	(60,989)			(5,780)	(511)	(1,069)	22,818
Reclassifications		175,699			20,414
Balance at December 31, 2013	$10,662	$1,238,820	$22,996	$6,599	$25,800	$82,410	$8,852	$(4,303)

The preceding reconciling amounts using Level 3 inputs include the following realized gains/losses in the statement of income:

(In thousands)	Year Ended December 31,
	2014	2013

Dividends and other investment income (loss)	$518	$(133)
Equity securities losses, net	—	(2,452)
Fixed income securities gains (losses), net	9,395	(3,067)

Except as previously discussed, no other transfers of assets or liabilities occurred among Levels 1, 2 or 3 for 2014 and 2013. Transfers are considered to have occurred as of the end of the reporting period.

Following is a summary of quantitative information relating to the principal valuation techniques and significant unobservable inputs for Level 3 instruments measured on a recurring basis:

	Level 3 Instruments
	Quantitative information at December 31, 2014
(Dollar amounts in thousands)	Fair value	Principal valuation techniques	Significant unobservable inputs	Range of inputs (% annually)
Asset-backed securities:
Trust preferred – predominantly banks	$393,007	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 2.0%

			Constant default rate	yr 1 – 0.3% to 0.8%
				yrs 2-5 – 0.5% to 0.9%
				yrs 6 to maturity – 0.6% to 0.7%
			Loss given default	100%
			Loss given deferral	14.5% to 100%
			Discount rate (spread over forward LIBOR)	3.4% to 5.6%

	Level 3 Instruments
	Quantitative information at December 31, 2013
(Dollar amounts in thousands)	Fair value	Principal valuation techniques	Significant unobservable inputs	Range of inputs (% annually)
Asset-backed securities:
Trust preferred – predominantly banks	$870,106	Discounted cash flow Market comparables	Constant prepayment rate	until 2016 – 5.50% to 20.73%
				2016 to maturity – 3.0%
			Constant default rate	yr 1 – 0.30% to 1.94%
				yrs 2-5 – 0.49% to 1.14%
				yrs 6 to maturity – 0.58% to 0.65%
			Loss given default	100%
			Loss given deferral	14.39% to 100%
			Discount rate (spread over forward LIBOR)	5.6% to 7.7%

Trust preferred – predominantly insurance	346,390	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 5.0%
			Constant default rate	yr 1 – 0.38% to 1.03%
				yrs 2-5 – 0.53% to 0.89%
				yrs 6 to maturity – 0.50% to 0.55%
			Loss given default	100%
			Loss given deferral	2.18% to 30.13%
			Discount rate (spread over forward LIBOR)	3.72% to 6.49%

Trust preferred – individual banks	22,324	Market comparables	Yield	6.6% to 7.8%
			Price	81.25% to 109.6%
Subtotal trust preferred – banks and insurance	1,238,820

Trust preferred – real estate investment trust	22,996	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 0.0%
			Constant default rate	yr 1 – 4.1% to 10.6%
				yrs 2-3 – 4.6% to 5.5%
				yrs 4-6 – 1.0%
				yrs 7 to maturity – 0.50%
			Loss given default	60% to 100%
			Discount rate (spread over forward LIBOR)	5.5% to 15%

Other (predominantly ABS CDOs)	25,800	Discounted cash flow	Constant default rate	0.01% to 100%
			Loss given default	70% to 92%
			Discount rate (spread over forward LIBOR)	9% to 22%

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis:

(In thousands)	Fair value at December 31, 2014				Gains (losses) from fair value changes Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$—	$—	$—
Private equity investments, carried at cost	—	—	23,454	23,454	(2,527)
Impaired loans	—	18,854	—	18,854	(2,304)
Other real estate owned	—	8,034	—	8,034	(6,784)
	$—	$26,888	$23,454	$50,342	$(11,615)

(In thousands)	Fair value at December 31, 2013				Gains (losses) from fair value changes Year Ended December 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS
HTM securities adjusted for OTTI	$—	$—	$8,483	$8,483	$(403)
Private equity investments, carried at cost	—	—	13,270	13,270	(5,700)
Impaired loans	—	11,765	—	11,765	(1,575)
Other real estate owned	—	24,684	—	24,684	(13,158)
	$—	$36,449	$21,753	$58,202	$(20,836)

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

We recognized net gains of $8.8 million in 2014 and $15.6 million in 2013 from the sale of OREO properties that had a carrying value at the time of sale of approximately $41.4 million in 2014 and $82.5 million in 2013. Previous to their sale in these years, we recognized impairment on these properties of $0.7 million in 2014 and $0.8 million in 2013.

HTM securities adjusted for OTTI were measured at fair value using the same methodology for trust preferred CDO securities.

Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed. Amounts of private equity investments carried at cost were $39.1 million and $53.6 million at December 31, 2014 and 2013, respectively. Amounts of other noninterest-bearing investments carried at cost were $250.7 million and $248.4 million at December 31, 2014 and 2013, respectively, which were comprised of Federal Reserve, Federal Home Loan Bank, and Farmer Mac stock.

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

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	December 31, 2014			December 31, 2013
(Amounts in thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$647,252	$677,196	3	$588,981	$609,547	3
Loans and leases (including loans held for sale), net of allowance	39,591,857	39,426,498	3	38,468,402	38,088,242	3
Financial liabilities:
Time deposits	2,406,924	2,408,550	2	2,593,038	2,602,955	2
Foreign deposits	328,391	328,447	2	1,980,161	1,979,805	2
Long-term debt (less fair value hedges)	1,090,778	1,159,287	2	2,269,762	2,423,643	2

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
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of December 31, 2014, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 100 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operates 94 branches in California. Amegy operates 80 branches in Texas. NBAZ operates 71 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. See Note 1 regarding the upcoming merger of TCBO into TCBW.

The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank financial service subsidiaries, TCBO, and eliminations of transactions between segments. The Parent’s operations are significant to the Other segment. The Company’s net interest income is substantially affected by the Parent’s interest expense on long-term debt. The Parent’s financial statements in Note 23 provide more information about the Parent’s activities. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.

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

The following is a summary of selected operating segment information:

(In millions)	Zions Bank			Amegy			CB&T
	2014	2013	2012	2014	2013	2012	2014	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$581.4	$595.0	$657.1	$382.2	$381.5	$371.5	$412.5	$469.0	$466.7
Provision for loan losses	(58.5)	(40.5)	88.3	32.2	4.2	(63.9)	(20.1)	(16.7)	(7.9)
Net interest income after provision for loan losses	639.9	635.5	568.8	350.0	377.3	435.4	432.6	485.7	474.6
Net impairment losses on investment securities	—	(7.7)	(3.2)	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—	(9.2)
Other noninterest income	206.4	199.9	221.4	145.7	146.4	156.1	53.9	79.3	75.3
Noninterest expense	494.3	481.4	493.1	357.3	333.4	340.2	321.3	352.4	330.2
Income (loss) before income taxes and minority interest	352.0	346.3	293.9	138.4	190.3	251.3	165.2	212.6	210.5
Income tax expense (benefit)	130.4	121.7	104.6	44.5	59.8	84.6	63.9	72.5	83.4
Income (loss)	221.6	224.6	189.3	93.9	130.5	166.7	101.3	140.1	127.1
Net income (loss) applicable to noncontrolling interests	1.2	—	—	—	—	—	—	—	—
Net income (loss) applicable to controlling interest	$220.4	$224.6	$189.3	$93.9	$130.5	$166.7	$101.3	$140.1	$127.1
YEAR-END BALANCE SHEET DATA
Total assets	$19,079	$18,590	$17,930	$13,929	$13,705	$13,119	$11,340	$10,923	$11,069
Cash and due from banks	388	363	650	219	437	754	85	157	205
Money market investments	3,381	3,888	2,855	2,199	2,551	2,308	1,670	1,108	1,449
Total securities	2,331	1,520	1,273	277	362	439	296	331	350
Total loans	12,251	12,259	12,490	10,077	9,217	8,450	8,530	8,574	8,259
Total deposits	16,633	16,257	15,575	11,447	11,198	10,706	9,707	9,327	9,483
Shareholder’s equity:
Preferred equity	280	280	280	226	226	251	162	162	162
Common equity	1,615	1,523	1,519	1,930	1,845	1,725	1,390	1,342	1,322
Noncontrolling interests	11	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,906	1,803	1,799	2,156	2,071	1,976	1,552	1,504	1,484

(In millions)	NBAZ			NSB			Vectra
	2014	2013	2012	2014	2013	2012	2014	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$162.0	$163.0	$167.7	$112.9	$113.6	$123.4	$102.1	$102.7	$108.7
Provision for loan losses	(21.5)	(15.0)	(0.6)	(20.9)	(12.0)	(9.6)	(8.4)	(4.9)	7.0
Net interest income after provision for loan losses	183.5	178.0	168.3	133.8	125.6	133.0	110.5	107.6	101.7
Net impairment losses on investment securities	—	—	—	—	(3.3)	—	—	(0.1)	(0.6)
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—	—
Other noninterest income	36.0	35.0	32.1	32.2	37.8	33.7	19.9	24.6	25.3
Noninterest expense	145.1	142.7	152.5	132.8	131.8	133.6	98.3	99.5	98.3
Income (loss) before income taxes and minority interest	74.4	70.3	47.9	33.2	28.3	33.1	32.1	32.6	28.1
Income tax expense (benefit)	27.9	26.4	17.0	10.9	9.5	11.3	10.7	11.2	9.2
Income (loss)	$46.5	$43.9	$30.9	$22.3	$18.8	$21.8	$21.4	$21.4	$18.9
Net income (loss) applicable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) applicable to controlling interest	$46.5	$43.9	$30.9	$22.3	$18.8	$21.8	$21.4	$21.4	$18.9
YEAR-END BALANCE SHEET DATA
Total assets	$4,771	$4,579	$4,575	$4,096	$3,980	$4,061	$2,999	$2,571	$2,511
Cash and due from banks	51	77	86	51	79	59	29	51	58
Money market investments	370	220	385	655	710	1,031	407	6	31
Total securities	395	362	263	831	774	742	179	166	187
Total loans	3,750	3,724	3,604	2,421	2,297	2,100	2,320	2,278	2,128
Total deposits	4,133	3,931	3,874	3,690	3,590	3,604	2,591	2,178	2,164
Shareholder’s equity:
Preferred equity	85	120	180	50	50	140	25	70	70
Common equity	481	418	399	332	317	298	315	246	224
Noncontrolling interests	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	566	538	579	382	367	438	340	316	294

(In millions)	TCBW			Other			Consolidated Company
	2014	2013	2012	2014	2013	2012	2014	2013	2012
CONDENSED INCOME STATEMENT
Net interest income	$28.8	$27.3	$27.4	$(101.9)	$(155.8)	$(190.6)	$1,680.0	$1,696.3	$1,731.9
Provision for loan losses	(0.6)	(1.8)	0.4	(0.3)	(0.4)	0.5	(98.1)	(87.1)	14.2
Net interest income after provision for loan losses	29.4	29.1	27.0	(101.6)	(155.4)	(191.1)	1,778.1	1,783.4	1,717.7
Net impairment losses on investment securities	—	—	—	—	(154.0)	(100.3)	—	(165.1)	(104.1)
Loss on sale of investment securities to Parent	—	(2.7)	—	—	2.7	9.2	—	—	—
Other noninterest income	2.0	4.1	3.8	12.5	(24.6)	(23.7)	508.6	502.5	524.0
Noninterest expense	29.7	18.8	18.9	86.5	154.4	29.2	1,665.3	1,714.4	1,596.0
Income (loss) before income taxes and minority interest	1.7	11.7	11.9	(175.6)	(485.7)	(335.1)	621.4	406.4	541.6
Income tax expense (benefit)	0.5	4.0	4.0	(65.9)	(162.2)	(120.7)	222.9	142.9	193.4
Income (loss)	1.2	7.7	7.9	(109.7)	(323.5)	(214.4)	398.5	263.5	348.2
Net income (loss) applicable to noncontrolling interests	—	—	—	(1.2)	(0.3)	(1.3)	—	(0.3)	(1.3)
Net income (loss) applicable to controlling interest	$1.2	$7.7	$7.9	$(108.5)	$(323.2)	$(213.1)	$398.5	$263.8	$349.5
YEAR-END BALANCE SHEET DATA
Total assets	$892	$943	$961	$103	$740	$1,286	$57,209	$56,031	$55,512
Cash and due from banks	29	28	22	(6)	(17)	8	846	1,175	1,842
Money market investments	113	181	251	(235)	(207)	444	8,560	8,457	8,754
Total securities	72	91	104	181	719	519	4,562	4,325	3,877
Total loans	661	630	571	54	64	63	40,064	39,043	37,665
Total deposits	752	793	791	(1,106)	(912)	(64)	47,847	46,362	46,133
Shareholder’s equity:
Preferred equity	3	3	3	173	93	42	1,004	1,004	1,128
Common equity	89	87	82	214	(317)	(645)	6,366	5,461	4,924
Noncontrolling interests	—	—	—	(11)	—	(3)	—	—	(3)
Total shareholder’s equity	92	90	85	376	(224)	(606)	7,370	6,465	6,049

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Financial information by quarter for 2014 and 2013 is as follows:

	Quarters
(In thousands, except per share amounts)	First	Second	Third	Fourth	Year
2014:
Gross interest income	$467,568	$463,191	$460,275	$461,959	$1,852,993
Net interest income	416,465	416,283	416,818	430,429	1,679,995
Provision for loan losses	(610)	(54,416)	(54,643)	11,587	(98,082)
Noninterest income:
Net impairment losses on investment securities	(27)	—	—	—	(27)
Investment securities gains (losses), net	31,826	7,539	(13,461)	(2,014)	23,890
Other noninterest income	106,520	117,311	129,533	131,411	484,775
Noninterest expense	398,063	406,027	438,536	422,666	1,665,292
Income before income taxes	157,331	189,522	148,997	125,573	621,423
Net income	101,210	119,550	95,888	81,814	398,462
Preferred stock dividends	(25,020)	(15,060)	(16,761)	(15,053)	(71,894)
Net earnings applicable to common shareholders	76,190	104,490	79,127	66,761	326,568

Net earnings per common share:
Basic	$0.41	$0.56	$0.40	$0.33	$1.68
Diluted	0.41	0.56	0.40	0.33	1.68

2013:
Gross interest income	$484,748	$493,233	$473,407	$490,017	$1,941,405
Net interest income	418,115	430,657	415,521	432,035	1,696,328
Provision for loan losses	(29,035)	(21,990)	(5,573)	(30,538)	(87,136)
Noninterest income:
Net impairment losses on investment securities	(10,117)	(4,217)	(9,067)	(141,733)	(165,134)
Investment securities gains (losses), net	6,131	1,056	4,745	(6,310)	5,622
Other noninterest income	125,205	128,309	126,512	116,893	496,919
Noninterest expense	397,348	451,678	370,663	494,750	1,714,439
Income before income taxes (benefit)	171,021	126,117	172,621	(63,327)	406,432
Net income (loss)	110,387	83,026	111,514	(41,472)	263,455
Net income (loss) applicable to controlling interest	110,723	83,026	111,514	(41,472)	263,791
Preferred stock dividends	(22,399)	(27,641)	(27,507)	(17,965)	(95,512)
Preferred stock redemption	—	—	125,700	—	125,700
Net earnings (loss) applicable to common shareholders	88,324	55,385	209,707	(59,437)	293,979

Net earnings (loss) per common share:
Basic	$0.48	$0.30	$1.13	$(0.32)	$1.58
Diluted	0.48	0.30	1.12	(0.32)	1.58
As discussed in Note 5, we made a significant 2013 fourth quarter adjustment recognizing OTTI for certain impairment losses on CDO investment securities.

23.	PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(In thousands)	December 31,
	2014	2013
ASSETS
Cash and due from banks	$2,023	$902,697
Interest-bearing deposits	1,007,916	72
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $34,691 and $31,422)	17,292	17,359
Available-for-sale, at fair value	130,964	675,895
Other noninterest-bearing investments	29,091	37,154
Investments in subsidiaries:
Commercial banks and bank holding company	6,995,000	6,700,315
Other operating companies	22,948	31,535
Nonoperating – ZMFU II, Inc.[1]	44,792	44,511
Receivables from subsidiaries:
Other operating companies	15,060	—
Other assets	106,224	278,392
	$8,371,310	$8,687,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$85,275	$200,729
Subordinated debt to affiliated trusts	15,464	15,464
Long-term debt:
Due to affiliates	20	17
Due to others	901,021	2,007,157
Total liabilities	1,001,780	2,223,367
Shareholders’ equity:
Preferred stock	1,004,011	1,003,970
Common stock	4,723,855	4,179,024
Retained earnings	1,769,705	1,473,670
Accumulated other comprehensive loss	(128,041)	(192,101)
Total shareholders’ equity	7,369,530	6,464,563
	$8,371,310	$8,687,930

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.

CONDENSED STATEMENTS OF INCOME

(In thousands)	Year Ended December 31,
	2014	2013	2012
Interest income:
Commercial bank subsidiaries	$1,067	$757	$836
Other subsidiaries and affiliates	438	105	386
Loans and securities	10,900	17,764	18,993
Total interest income	12,405	18,626	20,215
Interest expense:
Affiliated trusts	511	8,483	24,053
Other borrowed funds	116,872	171,304	195,195
Total interest expense	117,383	179,787	219,248
Net interest loss	(104,978)	(161,161)	(199,033)
Provision for loan losses	—	(23)	(10)
Net interest loss after provision for loan losses	(104,978)	(161,138)	(199,023)

Other income:
Dividends from consolidated subsidiaries:
Commercial banks and bank holding company	236,012	421,406	246,606
Other operating companies	400	200	5,440
Nonoperating – ZMFU II, Inc.	—	—	50,000
Equity and fixed income securities gains (losses), net	300,275	(7,332)	86
Net impairment losses on investment securities	—	(95,637)	(74,153)
Other income (loss)	6,362	(8,397)	(6,562)
	543,049	310,240	221,417
Expenses:
Salaries and employee benefits	17,457	26,014	20,507
Debt extinguishment cost	44,422	120,192	—
Other operating expenses	10,557	1,436	395
	72,436	147,642	20,902
Income before income taxes and undistributed income/loss of consolidated subsidiaries	365,635	1,460	1,492
Income tax expense (benefit)	57,430	(133,798)	(108,541)
Income before equity in undistributed income/loss of consolidated subsidiaries	308,205	135,258	110,033
Equity in undistributed income (loss) of consolidated subsidiaries:
Commercial banks and bank holding company	101,789	132,906	304,559
Other operating companies	(11,997)	(4,887)	(15,561)
Nonoperating – ZMFU II, Inc.	465	514	(49,515)
Net income	398,462	263,791	349,516
Preferred stock dividends	(71,894)	(95,512)	(170,885)
Preferred stock redemption	—	125,700	—
Net earnings applicable to common shareholders	$326,568	$293,979	$178,631

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$398,462	$263,791	$349,516
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of consolidated subsidiaries	(90,257)	(128,533)	(239,483)
Net impairment losses on investment securities	—	95,637	74,153
Debt extinguishment cost	44,422	120,192	—
Other, net	146,374	69,098	4,376
Net cash provided by operating activities	499,001	420,185	188,562

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(1,007,844)	650,736	305,668
Collection of advances to subsidiaries	15,000	10,000	23,190
Advances to subsidiaries	(30,060)	(10,000)	(23,000)
Proceeds from sales and maturities of investment securities	372,357	27,916	5,433
Purchases of investment securities	—	(4,858)	(3,980)
Decrease (increase) of investment in subsidiaries	(15,060)	175,000	764,290
Other, net	24,319	10,642	3,814
Net cash provided by (used in) investing activities	(641,288)	859,436	1,075,415

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term funds borrowed	—	(3,368)	(110,995)
Proceeds from issuance of long-term debt	—	646,408	757,610
Repayments of long-term debt	(1,147,641)	(835,031)	(372,312)
Debt extinguishment cost paid	(35,435)	(45,812)	—
Proceeds from issuance of preferred stock	—	784,318	141,342
Proceeds from issuance of common stock	526,438	9,825	1,898
Cash paid for preferred stock redemptions	—	(799,468)	(1,542,500)
Dividends paid on preferred stock	(64,868)	(95,512)	(126,189)
Dividends paid on common stock	(31,262)	(24,148)	(7,392)
Other, net	(5,619)	(16,137)	(3,449)
Net cash used in financing activities	(758,387)	(378,925)	(1,261,987)
Net increase (decrease) in cash and due from banks	(900,674)	900,696	1,990
Cash and due from banks at beginning of year	902,697	2,001	11
Cash and due from banks at end of year	$2,023	$902,697	$2,001

The Parent paid interest of $96.0 million in 2014, $125.9 million in 2013, and $124.1 million in 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 93 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 94.

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
EQUITY COMPENSATION PLAN INFORMATION
The following schedule provides information as of December 31, 2014 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders

Zions Bancorporation 2005 Stock Option and Incentive Plan	5,513,645	$31.23	4,164,478

[1]
The schedule does not include information for equity compensation plans assumed by the Company in mergers. A total of 116,857 shares of common stock with a weighted average exercise price of $48.84 were issuable upon exercise of options granted under plans assumed in mergers and outstanding as of December 31, 2014. The Company cannot grant additional awards under these assumed plans. Column (a) also excludes 161,220 shares of unvested restricted stock and 1,769,420 restricted stock units (each unit representing the right to one share of common stock).

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

Consolidated balance sheets – December 31, 2014 and 2013
Consolidated statements of income – Years ended December 31, 2014, 2013 and 2012
Consolidated statements of comprehensive income – Years ended December 31, 2014, 2013 and 2012
Consolidated statements of changes in shareholders’ equity – Years ended December 31, 2014, 2013 and 2012
Consolidated statements of cash flows – Years ended December 31, 2014, 2013 and 2012
Notes to consolidated financial statements – December 31, 2014

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
*

4.4	Warrant to purchase up to 5,789,909 shares of Common Stock, issued on November 14, 2008, incorporated by reference to Exhibit 4.4 of Form 10-K for the year ended December 31, 2013.	*

4.5	Warrant Agreement, between Zions Bancorporation and Zions First National Bank, and Warrant Certificate, incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended September 30, 2010.	*

10.1	Zions Bancorporation 2012-2014 Value Sharing Plan, incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2012.	*

10.2	Zions Bancorporation 2013-2015 Value Sharing Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2013.	*

10.3	Zions Bancorporation 2014-2016 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2014.	*

10.4	2012 Management Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2012.	*

10.5	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2013.	*

10.6	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2013.	*

10.7	Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2013.	*

10.8	Zions Bancorporation First Restated Excess Benefit Plan (filed herewith).

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
*

10.17	First amendment to the Zions Bancorporation Pension Plan, dated June 28, 2013, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2013.	*

10.18	Zions Bancorporation Executive Management Pension Plan (filed herewith).

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

10.25
Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014 (filed herewith).

10.26
Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014 (filed herewith).

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
*

10.34	Form of Performance Stock Option Award Agreement, 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended September 30, 2013.	*

10.35	Form of Performance Restricted Stock Unit Award Agreement, 2005 Stock Option and Incentive Plan, incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarter ended September 30, 2013.	*

10.36	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.47 of Form 10-K for the year ended December 31, 2009.	*

10.37	Form of Change in Control Agreement between the Company and Certain Executive Officers, incorporated by reference to Exhibit 10.37 of Form 10-K for the year ended December 31, 2012.	*

10.38	Addendum to Change in Control Agreement (filed herewith).

10.39	Form of Change in Control Agreement between the Company and Dallas E. Haun, dated May 23, 2008 (filed herewith).

12	Ratio of Earnings to Fixed Charges (filed herewith).

Exhibit Number	Description

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, December 31, 2013, and December 31, 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013, and December 31, 2012 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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

February 27, 2015    ZIONS BANCORPORATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 27, 2015

/s/ Harris H. Simmons	/s/ Doyle L. Arnold
HARRIS H. SIMMONS, Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	DOYLE L. ARNOLD, Vice Chairman and Chief Financial Officer (Principal Financial Officer)

/s/ Alexander J. Hume	/s/ Jerry C. Atkin
ALEXANDER J. HUME, Controller (Principal Accounting Officer)	JERRY C. ATKIN, Director

/s/ John C. Erickson	/s/ Patricia Frobes
JOHN C. ERICKSON, Director	PATRICIA FROBES, Director

/s/ J. David Heaney	/s/ Edward F. Murphy
J. DAVID HEANEY, Director	EDWARD F. MURPHY, Director

/s/ Roger B. Porter	/s/ Stephen D. Quinn
ROGER B. PORTER, Director	STEPHEN D. QUINN, Director

/s/ L. E. Simmons	/s/ Steven C. Wheelwright
L. E. SIMMONS, Director	STEVEN C. WHEELWRIGHT, Director

/s/ Shelley Thomas Williams
SHELLEY THOMAS WILLIAMS, Director