Form 10-Q
period 2015-03-31
ZIONS BANCORPORATION /UT/
filed 2015-05-07
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 30, 2015	203,209,100 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$720,858	$841,942
Money market investments:
Interest-bearing deposits	6,791,762	7,178,097
Federal funds sold and security resell agreements	1,519,352	1,386,291
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $602,355 and $677,196)	590,950	647,252
Available-for-sale, at fair value	4,450,502	3,844,248
Trading account, at fair value	71,392	70,601
	5,112,844	4,562,101

Loans held for sale	128,946	132,504

Loans and leases, net of unearned income and fees	40,180,114	40,063,658
Less allowance for loan losses	620,013	604,663
Loans, net of allowance	39,560,101	39,458,995

Other noninterest-bearing investments	870,125	865,950
Premises and equipment, net	844,900	829,809
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	23,162	25,520
Other real estate owned	17,256	18,916
Other assets	952,496	894,620
	$57,555,931	$57,208,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$20,854,630	$20,529,124
Interest-bearing:
Savings and money market	24,540,927	24,583,636
Time	2,344,818	2,406,924
Foreign	382,985	328,391
	48,123,360	47,848,075

Federal funds and other short-term borrowings	203,597	244,223
Long-term debt	1,089,321	1,092,282
Reserve for unfunded lending commitments	82,287	81,076
Other liabilities	603,068	573,688
Total liabilities	50,101,633	49,839,344

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,004,032	1,004,011
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 203,192,991 and 203,014,903 shares	4,728,556	4,723,855
Retained earnings	1,836,619	1,769,705
Accumulated other comprehensive income (loss)	(114,909)	(128,041)
Total shareholders’ equity	7,454,298	7,369,530
	$57,555,931	$57,208,874
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2015	2014
Interest income:
Interest and fees on loans	$415,755	$434,350
Interest on money market investments	5,218	5,130
Interest on securities	27,473	28,094
Total interest income	448,446	467,574
Interest expense:
Interest on deposits	12,104	12,779
Interest on short- and long-term borrowings	18,996	38,324
Total interest expense	31,100	51,103
Net interest income	417,346	416,471
Provision for loan losses	(1,494)	(610)
Net interest income after provision for loan losses	418,840	417,081

Noninterest income:
Service charges and fees on deposit accounts	41,194	41,199
Other service charges, commissions and fees	47,486	44,250
Wealth management income	7,615	7,077
Loan sales and servicing income	7,706	7,096
Capital markets and foreign exchange	5,501	5,043
Dividends and other investment income	9,372	7,864
Fair value and nonhedge derivative loss	(1,088)	(8,539)
Equity securities gains, net	3,353	912
Fixed income securities gains (losses), net	(239)	30,914
Impairment losses on investment securities	—	(27)
Less amounts recognized in other comprehensive income	—	—
Net impairment losses on investment securities	—	(27)
Other	922	2,524
Total noninterest income	121,822	138,313

Noninterest expense:
Salaries and employee benefits	243,519	233,402
Occupancy, net	29,339	28,305
Furniture, equipment and software	29,713	27,944
Other real estate expense	374	1,607
Credit-related expense	5,939	6,947
Provision for unfunded lending commitments	1,211	(1,012)
Professional and legal services	11,483	10,995
Advertising	6,975	6,398
FDIC premiums	8,119	7,922
Amortization of core deposit and other intangibles	2,358	2,882
Other	58,431	72,673
Total noninterest expense	397,461	398,063
Income before income taxes	143,201	157,331
Income taxes	51,176	56,121
Net income	92,025	101,210
Dividends on preferred stock	(16,746)	(25,020)
Net earnings applicable to common shareholders	$75,279	$76,190

Weighted average common shares outstanding during the period:
Basic shares	202,603	184,440
Diluted shares	202,944	185,123
Net earnings per common share:
Basic	$0.37	$0.41
Diluted	0.37	0.41
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014

Net income for the period	$92,025	$101,210
Other comprehensive income, net of tax:
Net unrealized holding gains on investment securities	486	73,907
Reclassification of HTM securities to AFS securities	10,938	—
Reclassification to earnings for realized net fixed income securities losses (gains)	148	(24,840)
Reclassification to earnings for net credit-related impairment losses on investment securities	—	17
Accretion of securities with noncredit-related impairment losses not expected to be sold	—	286
Net unrealized losses on other noninterest-bearing investments	(364)	(2,841)
Net unrealized holding gains on derivative instruments	2,553	320
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(629)	(210)
Other comprehensive income	13,132	46,639
Comprehensive income	$105,157	$147,849
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2014	$1,004,011	203,014,903	$4,723,855	$1,769,705	$(128,041)	$7,369,530
Net income for the period				92,025		92,025
Other comprehensive income, net of tax					13,132	13,132
Subordinated debt converted to preferred stock	21		(6)			15
Net activity under employee plans and related tax benefits		178,088	4,707			4,707
Dividends on preferred stock				(16,746)		(16,746)
Dividends on common stock, $0.04 per share				(8,176)		(8,176)
Change in deferred compensation				(189)		(189)
Balance at March 31, 2015	$1,004,032	203,192,991	$4,728,556	$1,836,619	$(114,909)	$7,454,298

Balance at December 31, 2013	$1,003,970	184,677,696	$4,179,024	$1,473,670	$(192,101)	$6,464,563
Net income for the period				101,210		101,210
Other comprehensive income, net of tax					46,639	46,639
Net activity under employee plans and related tax benefits		217,486	6,489			6,489
Dividends on preferred stock				(25,020)		(25,020)
Dividends on common stock, $0.04 per share				(7,436)		(7,436)
Change in deferred compensation				(229)		(229)
Balance at March 31, 2014	$1,003,970	184,895,182	$4,185,513	$1,542,195	$(145,462)	$6,586,216
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$92,025	$101,210
Adjustments to reconcile net income to net cash provided by operating activities:
Net impairment losses on investment securities	—	27
Provision for credit losses	(283)	(1,622)
Depreciation and amortization	34,169	32,404
Fixed income securities losses (gains), net	239	(30,914)
Deferred income tax expense	3,402	78,278
Net increase in trading securities	(1,021)	(21,862)
Net decrease in loans held for sale	3,517	44,984
Change in other liabilities	25,566	(77,796)
Change in other assets	(65,248)	3,226
Other, net	(3,549)	2,336
Net cash provided by operating activities	88,817	130,271

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	253,274	(80,851)
Proceeds from maturities and paydowns of investment securities held-to-maturity	39,323	18,935
Purchases of investment securities held-to-maturity	(22,576)	(35,750)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	228,894	847,288
Purchases of investment securities available-for-sale	(784,856)	(452,123)
Net change in loans and leases	(100,442)	(166,415)
Net purchases of premises and equipment	(33,533)	(76,916)
Proceeds from sales of other real estate owned	3,401	11,825
Other, net	3,351	5,617
Net cash provided by (used in) investing activities	(413,164)	71,610

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	275,285	170,422
Net change in short-term funds borrowed	(40,626)	(60,511)
Repayments of long-term debt	(8,185)	(124,755)
Proceeds from the issuance of common stock	962	2,880
Dividends paid on common and preferred stock	(23,234)	(23,741)
Other, net	(939)	(303)
Net cash provided by (used in) financing activities	203,263	(36,008)
Net increase (decrease) in cash and due from banks	(121,084)	165,873
Cash and due from banks at beginning of period	841,942	1,173,057
Cash and due from banks at end of period	$720,858	$1,338,930

Cash paid for interest	$22,119	$40,849
Net refunds received for income taxes	(500)	(81)
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2015

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
Operating results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2014 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2014 Annual Report on Form 10-K.
The Company provides a full range of banking and related services through subsidiary banks in 11 Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah, Idaho and Wyoming; California Bank & Trust (“CB&T”); Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; The Commerce Bank of Washington (“TCBW”); and The Commerce Bank of Oregon (“TCBO”). Effective April 1, 2015, TCBO was merged into TCBW. The Parent and its subsidiary banks also own and operate certain nonbank subsidiaries that engage in financial services.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Company

ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40)
The standard provides guidance to determine whether an arrangement includes a software license. If it does, the customer accounts for it the same way as for other software licenses. If no software license is included, the customer accounts for it as a service contract. Adoption may be retrospective or prospective. Early adoption is permitted.
		January 1, 2016	We are currently evaluating the impact this new guidance may have on the Company’s financial statements.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)
The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with debt discounts. Adoption is retrospective and early adoption is permitted.
		January 1, 2016	We currently include debt issuance costs in other assets. The amount to be reclassified to the debt liability is not material to the Company’s financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Company (continued)

ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810)
The new standard changes certain criteria in the variable interest model and the voting model to determine whether certain legal entities are variable interest entities (“VIEs”) and whether they should be consolidated. Additional disclosures are required regarding entities not currently considered VIEs, but may become VIEs under the new guidance and may be subject to consolidation. Adoption may be retrospective or modified retrospective with a cumulative effect adjustment. Early adoption is permitted.
		January 1, 2016	We currently do not consolidate any VIEs and do not expect this new guidance will have a material impact on the Company’s financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new standard, (including loans, derivatives, debt and equity securities, etc.). However, the new standard affects other fees charged by banks, such as asset management fees, credit card interchange fees, deposit account fees, etc. Adoption may be made on a full retrospective basis with practical expedients, or on a modified retrospective basis with a cumulative effect adjustment. Early adoption is not permitted.
		January 1, 2017 (FASB voted on April 1, 2015 to propose to defer effective date by one year from the above date).	While we currently do not expect this standard will have a significant impact on the Company’s financial statements, we are still in process of conducting our evaluation.

Standards adopted by the Company

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
		January 1, 2015	Our adoption of this standard had no impact on the accompanying financial statements.

ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Subtopic 310-40)
The standard clarifies that a creditor should be considered to have physical possession of a residential real estate property collateralizing a residential mortgage loan and thus would reclassify the loan to other real estate owned when certain conditions are satisfied. Additional financial statement disclosures will be required.
		January 1, 2015	Our adoption of this standard added a nominal amount of additional disclosure to Note 6.

ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects (Topic 323)
The standard revised conditions an entity must meet to elect the effective yield method when accounting for qualified affordable housing project investments. The EITF final consensus changed the method of amortizing a Low-Income Housing Tax Credit (“LIHTC”) investment from the effective yield method to a proportional amorti-zation method. Amortization would be proportional to the tax credits and tax benefits received but, under a practical expedient available in certain circumstances, amortization could be proportional to only the tax credits. Reporting entities that invest in LIHTC investments through a limited liability entity could elect the proportional amortization method if certain conditions are met.
		January 1, 2015	Our adoption of this standard did not have a significant effect on the accompanying financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Three Months Ended March 31,
	2015	2014

Loans and leases transferred to other real estate owned	$3,568	$6,338
Loans held for sale reclassified as loans and leases	13,138	3,789
Amortized cost of HTM securities reclassified as AFS securities	79,276	—

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	March 31, 2015
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$1,519,352	$—	$1,519,352	$—	$—	$1,519,352
Derivatives (included in other assets)	83,978	—	83,978	(5,121)	—	78,857
	$1,603,330	$—	$1,603,330	$(5,121)	$—	$1,598,209
Liabilities:
Federal funds and other short-term borrowings	$203,597	$—	$203,597	$—	$—	$203,597
Derivatives (included in other liabilities)	81,123	—	81,123	(5,121)	(38,833)	37,169
	$284,720	$—	$284,720	$(5,121)	$(38,833)	$240,766

	December 31, 2014
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$1,386,291	$—	$1,386,291	$—	$—	$1,386,291
Derivatives (included in other assets)	66,420	—	66,420	(3,755)		62,665
	$1,452,711	$—	$1,452,711	$(3,755)	$—	$1,448,956
Liabilities:
Federal funds and other short-term borrowings	$244,223	$—	$244,223	$—	$—	$244,223
Derivatives (included in other liabilities)	66,064	—	66,064	(3,755)	(31,968)	30,341
	$310,287	$—	$310,287	$(3,755)	$(31,968)	$274,564
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

ZIONS BANCORPORATION AND SUBSIDIARIES

5.	INVESTMENTS
Investment Securities
Investment securities are summarized below. Note 10 discusses the process to estimate fair value for investment securities.

	March 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$590,950	$12,208	$803	$602,355

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	631,603	1,406	7,139	625,870
Agency guaranteed mortgage-backed securities	1,417,843	16,441	614	1,433,670
Small Business Administration loan-backed securities	1,588,562	15,677	8,558	1,595,681
Municipal securities	175,017	1,282	689	175,610
Asset-backed securities:
Trust preferred securities – banks and insurance	611,836	99	150,418	461,517
Other	5,229	235	—	5,464
	4,430,090	35,140	167,418	4,297,812
Mutual funds and other	153,235	101	646	152,690
	4,583,325	35,241	168,064	4,450,502
Total	$5,174,275	$47,449	$168,867	$5,052,857

	December 31, 2014
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$607,675	$—	$—	$607,675	$13,018	$804	$619,889
Asset-backed securities:
Trust preferred securities – banks and insurance	79,276	—	39,699	39,577	18,393	663	57,307
	686,951	—	39,699	647,252	31,411	1,467	677,196
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	607,523	1,572	8,343	600,752			600,752
Agency guaranteed mortgage-backed securities	935,164	12,132	2,105	945,191			945,191
Small Business Administration loan-backed securities	1,544,710	16,446	8,891	1,552,265			1,552,265
Municipal securities	189,059	1,143	945	189,257			189,257
Asset-backed securities:
Trust preferred securities – banks and insurance	537,589	103	121,984	415,708			415,708
Other	5,252	207	7	5,452			5,452
	3,819,297	31,603	142,275	3,708,625			3,708,625
Mutual funds and other	136,591	76	1,044	135,623			135,623
	3,955,888	31,679	143,319	3,844,248			3,844,248
Total	$4,642,839	$31,679	$183,018	$4,491,500			$4,521,444

[1]	Other comprehensive income

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first quarter of 2015, we reclassified all of the remaining held-to-maturity (“HTM”) collateralized debt obligation (“CDO”) securities, or approximately $79 million at amortized cost, to available-for-sale (“AFS”) securities. The reclassification reduced existing unrealized losses in OCI of $40 million on HTM securities by approximately $18 million pretax. These existing unrealized losses resulted from a previous reclassification of AFS securities to HTM, and from OTTI. We took this action as a result of the most recent Dodd-Frank Act stress test results and the treatment of the CDO securities under the new Basel III capital and risk weighting rules that became effective January 1, 2015. The reclassification provides the Company with greater flexibility in the management of these securities. Current accounting guidance allows for the reclassification of HTM to AFS securities, without calling into question the entity’s intent to hold other debt securities to maturity, when there has been a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes. No gain or loss was recognized in the statement of income at the time of reclassification.

The amortized cost and estimated fair value of investment debt securities are shown subsequently as of March 31, 2015 by contractual maturity, except for CDOs, Small Business Administration (“SBA”) loan-backed securities, agency guaranteed mortgage-backed securities, and certain agency and municipal securities, where expected maturity is used. Actual maturities may differ from contractual or expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$96,220	$97,409	$639,077	$638,407
Due after one year through five years	188,507	191,799	1,719,501	1,718,550
Due after five years through ten years	158,244	164,415	1,155,325	1,146,764
Due after ten years	147,979	148,732	916,187	794,091
	$590,950	$602,355	$4,430,090	$4,297,812

The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	March 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$722	$93,203	$81	$3,831	$803	$97,034

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2,631	139,038	4,508	287,134	7,139	426,172
Agency guaranteed mortgage-backed securities	438	178,832	176	12,750	614	191,582
Small Business Administration loan-backed securities	4,551	460,629	4,007	264,312	8,558	724,941
Municipal securities	129	28,134	560	2,916	689	31,050
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	150,418	446,038	150,418	446,038
	7,749	806,633	159,669	1,013,150	167,418	1,819,783
Mutual funds and other	646	72,296	—	—	646	72,296
	8,395	878,929	159,669	1,013,150	168,064	1,892,079
Total	$9,117	$972,132	$159,750	$1,016,981	$168,867	$1,989,113

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$527	$62,762	$277	$14,003	$804	$76,765
Asset-backed securities:
Trust preferred securities – banks and insurance	53	122	40,309	57,186	40,362	57,308
	580	62,884	40,586	71,189	41,166	134,073
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	4,510	295,694	3,833	101,188	8,343	396,882
Agency guaranteed mortgage-backed securities	1,914	425,114	191	12,124	2,105	437,238
Small Business Administration loan-backed securities	5,869	495,817	3,022	175,523	8,891	671,340
Municipal securities	258	36,551	687	4,616	945	41,167
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	121,984	405,605	121,984	405,605
Other	7	1,607	—	—	7	1,607
	12,558	1,254,783	129,717	699,056	142,275	1,953,839
Mutual funds and other	1,044	71,907	—	—	1,044	71,907
	13,602	1,326,690	129,717	699,056	143,319	2,025,746
Total	$14,182	$1,389,574	$170,303	$770,245	$184,485	$2,159,819

At March 31, 2015 and December 31, 2014, respectively, 188 and 153 HTM and 433 and 458 AFS investment securities were in an unrealized loss position.

Other-Than-Temporary Impairment
Ongoing Policy
We conduct a formal review of investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date (the vast majority of the investment portfolio are debt securities). Under these circumstances, OTTI is considered to have occurred if (1) we have formed a documented intent to sell identified securities or initiated such sales; (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

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

CDO Sales and Paydowns
During the first quarter of 2015, sales, paydowns and payoffs of CDO securities, along with net gains/losses, were not significant. During the first quarter of 2014, we recorded a total of $993 million par amount of sales and paydowns of CDO securities, resulting in net gains of approximately $31 million. These sales were made in part as a result of the Volcker Rule.

ZIONS BANCORPORATION AND SUBSIDIARIES

OTTI Conclusions
Our 2014 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation by each security type that has significant gross unrealized losses at March 31, 2015:

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

The primary driver of unrealized losses on CDOs with bank only or bank and insurance collateral are market yield requirements for bank and bank and insurance CDO securities. The financial crisis and economic downturn resulted in significant utilization of both the unique five-year deferral option, which each collateral issuer maintains during the life of the CDO, and the payment in kind (“PIK”) feature of junior priority securities. The PIK feature provides that upon the CDO reaching certain levels of collateral default or deferral, certain junior CDO tranches will not receive current interest but will instead have the unpaid interest amount capitalized. The rate of return demanded by the market for trust preferred CDOs remains substantially higher than the contractual interest rates. CDO tranches backed by bank trust preferred securities continue to be characterized by uncertainty surrounding collateral behavior, specifically including but not limited to, prepayments; the future number, size and timing of bank failures; holding company bankruptcies; and allowed deferrals and subsequent resumption of payment or default due to nonpayment of contractual interest.

Our ongoing review of these securities determined that no OTTI should be recorded in the first quarter of 2015.

OTTI – U.S. Government Agencies and Corporations
Agency securities: These securities were issued by the Federal Agricultural Mortgage Corporation (“FAMC”) and the Export-Import Bank of the U.S. These securities are floating rate and were purchased at premiums or discounts. They have maturity dates from 1 to 25 years and have contractual cash flows guaranteed by agencies of the U.S. Government. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At March 31, 2015, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during the first quarter of 2015.

Small Business Administration Loan-Backed Securities: These securities were generally purchased at premiums with maturities from 5 to 25 years and have principal cash flows guaranteed by the SBA. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At March 31, 2015, we did not have an intent to sell identified SBA securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during the first quarter of 2015.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a tabular rollforward of the total amount of credit-related OTTI:

(In thousands)	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(9,079)	$(95,472)	$(104,551)	$(9,052)	$(176,833)	$(185,885)
Additional credit-related OTTI on securities previously impaired	—	—	—	(27)	—	(27)
Reductions for securities sold or paid off during the period	—	1,313	1,313	—	12,919	12,919
Reclassification of securities from HTM to AFS	9,079	(9,079)	—	—	—	—
Balance of credit-related OTTI at end of period	$—	$(103,238)	$(103,238)	$(9,079)	$(163,914)	$(172,993)

To determine the credit component of OTTI for all security types, we utilize projected cash flows. These cash flows are credit adjusted using, among other things, assumptions for default probability and loss severity. Certain other unobservable inputs such as prepayment rate assumptions are utilized. In addition, certain internal and external models may be utilized. See Note 10 for further discussion. To determine the credit-related portion of OTTI in accordance with applicable accounting guidance, we use the security-specific effective interest rate when estimating the present value of cash flows.

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended
	March 31, 2015		March 31, 2014
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$1	$—	$—	$27
Available-for-sale	958	1,198	72,561	41,647

Other noninterest-bearing investments	3,595	242	912	—
	4,554	1,440	73,473	41,674
Net gains		$3,114		$31,799

Statement of income information:
Net impairment losses on investment securities		$—		$(27)
Equity securities gains, net		3,353		912
Fixed income securities gains (losses), net		(239)		30,914
Net gains		$3,114		$31,799

Interest income by security type is as follows:

(In thousands)	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3,592	$2,862	$6,454	$3,828	$2,836	$6,664
Available-for-sale	19,768	653	20,421	20,424	524	20,948
Trading	598	—	598	482	—	482
	$23,958	$3,515	$27,473	$24,734	$3,360	$28,094

Investment securities with a carrying value of $1.3 billion at March 31, 2015 and $1.4 billion at December 31, 2014 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Private Equity Investments
Effect of Volcker Rule (“VR”)
The VR, as published pursuant to the Dodd-Frank Act in December 2013 and amended in January 2014, significantly restricted certain activities by covered bank holding companies, including restrictions on certain types of securities, proprietary trading, and private equity investing. As of December 31, 2014, the only prohibited investments under the VR requiring divestiture by the Company were certain of its private equity investments (“PEIs”). Of the recorded PEIs of $132 million at March 31, 2015 (consisting of Small Business Investment Companies (“SBICs”) and non-SBICs), approximately $33 million were prohibited by the VR.

As discussed in Note 11, we have $35 million of unfunded commitments for PEIs, of which approximately $8 million relate to prohibited PEIs. Until we dispose of the prohibited PEIs, we expect to fund these commitments if and as the capital calls are made, as allowed under the VR.

During the first quarter of 2015, we recorded approximately $5 million in sales of PEIs resulting in insignificant amounts of net realized gains. All of these sales related to prohibited PEIs. During 2014 since the final issuance of the VR, we have sold approximately $8.3 million of prohibited PEIs. We anticipate disposing of the remainder of these prohibited PEIs before the required deadline. However, the required deadline has been extended to July 21, 2016 from July 21, 2015 and the Federal Reserve has announced its intention to act in 2015 to grant an additional one-year extension to July 21, 2017. See other discussions in Notes 10 and 11.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	March 31, 2015	December 31, 2014

Loans held for sale	$128,946	$132,504

Commercial:
Commercial and industrial	$13,264,092	$13,162,955
Leasing	407,137	408,974
Owner occupied	7,309,639	7,351,548
Municipal	555,122	520,887
Total commercial	21,535,990	21,444,364
Commercial real estate:
Construction and land development	2,044,641	1,986,408
Term	8,088,430	8,126,600
Total commercial real estate	10,133,071	10,113,008
Consumer:
Home equity credit line	2,314,806	2,321,150
1-4 family residential	5,212,963	5,200,882
Construction and other consumer real estate	373,335	370,542
Bankcard and other revolving plans	406,723	401,352
Other	203,226	212,360
Total consumer	8,511,053	8,506,286
Total loans	$40,180,114	$40,063,658
Loan balances are presented net of unearned income and fees, which amounted to $142.8 million at March 31, 2015 and $144.7 million at December 31, 2014.

Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $33.7 million at March 31, 2015 and $36.5 million at December 31, 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $462.7 million at March 31, 2015 and $484.9 million at December 31, 2014.
Loans with a carrying value of approximately $22.6 billion at March 31, 2015 and $22.5 billion at December 31, 2014 have been pledged at the Federal Reserve and various Federal Home Loan Banks (“FHLBs”) as collateral for current and potential borrowings. Note 8 presents the balance of FHLB advances made to the Company against this pledged collateral.
We sold loans with a carrying value of $300.4 million and $337.6 million for the three months ended March 31, 2015 and 2014, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The principal balance of sold loans for which we retain servicing was approximately $1.2 billion at both March 31, 2015 and December 31, 2014.

Amounts added to loans held for sale during these periods were $309.7 million and $295.5 million, respectively. Income from loans sold, excluding servicing, for these same periods was $4.6 million and $3.5 million.

Since 2009, CB&T and NSB have had loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”), which provided indemnification for credit losses of acquired loans and foreclosed assets up to specified thresholds. The last of the agreements for commercial loans, which comprised the major portion of the acquired portfolio, expired as of September 30, 2014. The agreements for 1-4 family residential loans will expire in 2019. In previous periods, the FDIC-supported loan balances were presented separately in this footnote and in other disclosures, and included purchased credit-impaired (“PCI”) loans, as subsequently discussed in Purchased Loans. Due to declining balances, for all periods presented herein, the FDIC-supported/PCI loans have been reclassified to their respective loan segments and classes.

Allowance for Credit Losses
The allowance for credit losses (“ACL”) consists of the allowance for loan and lease losses (“ALLL”) (also referred to as the allowance for loan losses) and the reserve for unfunded lending commitments (“RULC”).

Allowance for Loan and Lease Losses
The ALLL represents our estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. Losses are charged to the ALLL when recognized. Generally, commercial loans are charged off or charged down when they are determined to be uncollectible in whole or in part, or when 180 days past due unless the loan is well secured and in the process of collection. Consumer loans are either charged off or charged down to net realizable value no later than the month in which they become 180 days past due. Closed-end consumer loans that are not secured by residential real estate are either charged off or charged down to net realizable value no later than the month in which they become 120 days past due. We establish the amount of the ALLL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses so the ALLL is at an appropriate level at the balance sheet date.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
The magnitude of the impact of these factors on our qualitative assessment of the ALLL changes from quarter to quarter according to changes made by management in its assessment of these factors, the extent these factors are already reflected in historic loss rates, and the extent changes in these factors diverge from one to another. We also consider the uncertainty inherent in the estimation process when evaluating the ALLL.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended March 31, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Balance at beginning of period	$412,514	$145,009	$47,140	$604,663
Additions:
Provision for loan losses	24,934	(26,887)	459	(1,494)
Adjustment for FDIC-supported/PCI loans	(38)			(38)
Deductions:
Gross loan and lease charge-offs	(15,951)	(626)	(3,611)	(20,188)
Recoveries	20,613	14,119	2,338	37,070
Net loan and lease charge-offs	4,662	13,493	(1,273)	16,882
Balance at end of period	$442,072	$131,615	$46,326	$620,013

Reserve for unfunded lending commitments:
Balance at beginning of period	$58,931	$21,517	$628	$81,076
Provision charged (credited) to earnings	3,844	(2,580)	(53)	1,211
Balance at end of period	$62,775	$18,937	$575	$82,287

Total allowance for credit losses at end of period:
Allowance for loan losses	$442,072	$131,615	$46,326	$620,013
Reserve for unfunded lending commitments	62,775	18,937	575	82,287
Total allowance for credit losses	$504,847	$150,552	$46,901	$702,300

	Three Months Ended March 31, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Balance at beginning of period	$469,213	$216,012	$61,066	$746,291
Additions:
Provision for loan losses	11,260	(2,891)	(8,979)	(610)
Adjustment for FDIC-supported/PCI loans	(781)	—	(36)	(817)
Deductions:
Gross loan and lease charge-offs	(9,796)	(7,854)	(3,145)	(20,795)
Recoveries	7,805	2,882	2,197	12,884
Net loan and lease charge-offs	(1,991)	(4,972)	(948)	(7,911)
Balance at end of period	$477,701	$208,149	$51,103	$736,953

Reserve for unfunded lending commitments:
Balance at beginning of period	$48,345	$37,485	$3,875	$89,705
Provision charged (credited) to earnings	1,525	(2,212)	(325)	(1,012)
Balance at end of period	$49,870	$35,273	$3,550	$88,693

Total allowance for credit losses at end of period:
Allowance for loan losses	$477,701	$208,149	$51,103	$736,953
Reserve for unfunded lending commitments	49,870	35,273	3,550	88,693
Total allowance for credit losses	$527,571	$243,422	$54,653	$825,646

ZIONS BANCORPORATION AND SUBSIDIARIES

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	March 31, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$38,382	$5,326	$9,437	$53,145
Collectively evaluated for impairment	402,597	126,231	36,602	565,430
Purchased loans with evidence of credit deterioration	1,093	58	287	1,438
Total	$442,072	$131,615	$46,326	$620,013

Outstanding loan balances:
Individually evaluated for impairment	$305,678	$141,470	$88,073	$535,221
Collectively evaluated for impairment	21,156,592	9,917,574	8,407,837	39,482,003
Purchased loans with evidence of credit deterioration	73,720	74,027	15,143	162,890
Total	$21,535,990	$10,133,071	$8,511,053	$40,180,114

	December 31, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$28,627	$4,027	$9,059	$41,713
Collectively evaluated for impairment	382,552	140,090	37,508	560,150
Purchased loans with evidence of credit deterioration	1,335	892	573	2,800
Total	$412,514	$145,009	$47,140	$604,663

Outstanding loan balances:
Individually evaluated for impairment	$259,207	$167,435	$95,267	$521,909
Collectively evaluated for impairment	21,105,217	9,861,862	8,395,371	39,362,450
Purchased loans with evidence of credit deterioration	79,940	83,711	15,648	179,299
Total	$21,444,364	$10,113,008	$8,506,286	$40,063,658
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonaccrual loans are summarized as follows:

(In thousands)	March 31, 2015	December 31, 2014

Commercial:
Commercial and industrial	$163,499	$105,591
Leasing	247	295
Owner occupied	97,609	87,243
Municipal	1,027	1,056
Total commercial	262,382	194,185
Commercial real estate:
Construction and land development	22,101	23,880
Term	37,517	25,107
Total commercial real estate	59,618	48,987
Consumer:
Home equity credit line	10,337	11,430
1-4 family residential	48,078	49,861
Construction and other consumer real estate	1,301	1,735
Bankcard and other revolving plans	318	196
Other	32	254
Total consumer loans	60,066	63,476
Total	$382,066	$306,648
Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2015
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$13,182,403	$42,881	$38,808	$81,689	$13,264,092	$2,969	$109,978
Leasing	406,902	208	27	235	407,137	—	197
Owner occupied	7,222,254	44,380	43,005	87,385	7,309,639	2,247	40,515
Municipal	553,002	2,120	—	2,120	555,122	—	1,027
Total commercial	21,364,561	89,589	81,840	171,429	21,535,990	5,216	151,717
Commercial real estate:
Construction and land development	2,027,240	4,114	13,287	17,401	2,044,641	2,590	11,338
Term	8,038,106	17,208	33,116	50,324	8,088,430	21,910	23,398
Total commercial real estate	10,065,346	21,322	46,403	67,725	10,133,071	24,500	34,736
Consumer:
Home equity credit line	2,302,583	4,522	7,701	12,223	2,314,806	—	1,103
1-4 family residential	5,181,356	12,780	18,827	31,607	5,212,963	268	22,781
Construction and other consumer real estate	361,483	10,682	1,170	11,852	373,335	556	664
Bankcard and other revolving plans	402,775	2,859	1,089	3,948	406,723	951	98
Other	202,276	889	61	950	203,226	61	27
Total consumer loans	8,450,473	31,732	28,848	60,580	8,511,053	1,836	24,673
Total	$39,880,380	$142,643	$157,091	$299,734	$40,180,114	$31,552	$211,126

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$13,092,731	$28,295	$41,929	$70,224	$13,162,955	$4,677	$64,385
Leasing	408,724	225	25	250	408,974	—	270
Owner occupied	7,275,842	29,182	46,524	75,706	7,351,548	3,334	39,649
Municipal	520,887	—	—	—	520,887	—	1,056
Total commercial	21,298,184	57,702	88,478	146,180	21,444,364	8,011	105,360
Commercial real estate:
Construction and land development	1,972,206	2,711	11,491	14,202	1,986,408	92	12,481
Term	8,082,940	14,415	29,245	43,660	8,126,600	19,700	13,787
Total commercial real estate	10,055,146	17,126	40,736	57,862	10,113,008	19,792	26,268
Consumer:
Home equity credit line	2,309,967	4,503	6,680	11,183	2,321,150	1	1,779
1-4 family residential	5,163,610	12,416	24,856	37,272	5,200,882	318	20,599
Construction and other consumer real estate	359,723	9,675	1,144	10,819	370,542	160	608
Bankcard and other revolving plans	397,882	2,425	1,045	3,470	401,352	946	80
Other	211,560	644	156	800	212,360	—	84
Total consumer loans	8,442,742	29,663	33,881	63,544	8,506,286	1,425	23,150
Total	$39,796,072	$104,491	$163,095	$267,586	$40,063,658	$29,228	$154,778

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

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
Substandard – A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have well-defined weaknesses and are characterized by the distinct possibility that the bank may sustain some loss if deficiencies are not corrected.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2015
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,342,163	$325,604	$587,272	$9,053	$13,264,092
Leasing	388,843	11,656	6,638	—	407,137
Owner occupied	6,851,794	111,853	345,992	—	7,309,639
Municipal	552,874	1,221	1,027	—	555,122
Total commercial	20,135,674	450,334	940,929	9,053	21,535,990	$442,072
Commercial real estate:
Construction and land development	1,994,072	8,515	42,054	—	2,044,641
Term	7,827,313	68,890	187,799	4,428	8,088,430
Total commercial real estate	9,821,385	77,405	229,853	4,428	10,133,071	131,615
Consumer:
Home equity credit line	2,298,505	—	16,301	—	2,314,806
1-4 family residential	5,149,513	—	63,450	—	5,212,963
Construction and other consumer real estate	370,817	—	2,518	—	373,335
Bankcard and other revolving plans	404,826	—	1,897	—	406,723
Other	202,909	—	317	—	203,226
Total consumer loans	8,426,570	—	84,483	—	8,511,053	46,326
Total	$38,383,629	$527,739	$1,255,265	$13,481	$40,180,114	$620,013

	December 31, 2014
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,515,846	$209,215	$426,002	$11,892	$13,162,955
Leasing	399,032	4,868	5,074	—	408,974
Owner occupied	6,844,310	168,423	338,815	—	7,351,548
Municipal	518,513	1,318	1,056	—	520,887
Total commercial	20,277,701	383,824	770,947	11,892	21,444,364	$412,514
Commercial real estate:
Construction and land development	1,925,685	8,464	52,259	—	1,986,408
Term	7,802,571	96,347	223,324	4,358	8,126,600
Total commercial real estate	9,728,256	104,811	275,583	4,358	10,113,008	145,009
Consumer:
Home equity credit line	2,304,352	—	16,798	—	2,321,150
1-4 family residential	5,138,660	—	62,222	—	5,200,882
Construction and other consumer real estate	367,932	—	2,610	—	370,542
Bankcard and other revolving plans	399,446	—	1,906	—	401,352
Other	211,811	—	549	—	212,360
Total consumer loans	8,422,201	—	84,085	—	8,506,286	47,140
Total	$38,428,158	$488,635	$1,130,615	$16,250	$40,063,658	$604,663

ZIONS BANCORPORATION AND SUBSIDIARIES

Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. For our non-purchased credit-impaired loans, if a nonaccrual loan has a balance greater than $1 million, or if a loan is a troubled debt restructuring (“TDR”), including TDRs that subsequently default, or if the loan is no longer reported as a TDR, we individually evaluate the loan for impairment and estimate a specific reserve for the loan for all portfolio segments under applicable accounting guidance. Smaller nonaccrual loans are pooled for ALLL estimation purposes. PCI loans are included in impaired loans and are accounted for under separate accounting guidance. See subsequent discussion under Purchased Loans.

When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three months ended March 31, 2015 and 2014 was not significant.

Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three months ended March 31, 2015 and 2014:

	March 31, 2015
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$223,938	$34,260	$147,353	$181,613	$30,899
Owner occupied	202,999	102,672	73,403	176,075	7,341
Municipal	1,505	1,027	—	1,027	—
Total commercial	428,442	137,959	220,756	358,715	38,240
Commercial real estate:
Construction and land development	55,316	12,565	25,897	38,462	1,293
Term	180,822	116,700	30,231	146,931	3,550
Total commercial real estate	236,138	129,265	56,128	185,393	4,843
Consumer:
Home equity credit line	29,149	14,491	11,288	25,779	189
1-4 family residential	80,023	30,356	36,681	67,037	8,885
Construction and other consumer real estate	3,498	1,310	1,246	2,556	187
Bankcard and other revolving plans	—	—	—	—	—
Other	5,825	—	4,674	4,674	95
Total consumer loans	118,495	46,157	53,889	100,046	9,356
Total	$783,075	$313,381	$330,773	$644,154	$52,439

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$185,520	$43,257	$103,565	$146,822	$22,852
Owner occupied	198,231	83,179	86,382	169,561	6,087
Municipal	1,535	1,056	—	1,056	—
Total commercial	385,286	127,492	189,947	317,439	28,939
Commercial real estate:
Construction and land development	60,993	16,500	26,977	43,477	1,773
Term	203,788	96,351	63,740	160,091	2,345
Total commercial real estate	264,781	112,851	90,717	203,568	4,118
Consumer:
Home equity credit line	30,209	14,798	11,883	26,681	437
1-4 family residential	86,575	37,096	35,831	72,927	8,494
Construction and other consumer real estate	3,902	1,449	1,410	2,859	233
Bankcard and other revolving plans	—	—	—	—	—
Other	6,580	—	5,254	5,254	133
Total consumer loans	127,266	53,343	54,378	107,721	9,297
Total	$777,333	$293,686	$335,042	$628,728	$42,354

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$160,013	$1,451	$188,191	$2,591
Owner occupied	177,568	4,092	237,902	4,758
Municipal	1,033	—	—	—
Total commercial	338,614	5,543	426,093	7,349
Commercial real estate:
Construction and land development	38,736	569	66,772	3,538
Term	143,496	5,008	293,802	14,183
Total commercial real estate	182,232	5,577	360,574	17,721
Consumer:
Home equity credit line	25,386	413	25,224	402
1-4 family residential	66,711	510	83,241	540
Construction and other consumer real estate	2,560	42	3,490	38
Bankcard and other revolving plans	2	100	10	1
Other	4,748	285	8,595	494
Total consumer loans	99,407	1,350	120,560	1,475
Total	$620,253	$12,470	$907,227	$26,545

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

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2015
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2,509	$3,462	$17	$464	$151	$21,929	$28,532
Owner occupied	19,744	1,092	952	1,241	10,845	17,167	51,041
Total commercial	22,253	4,554	969	1,705	10,996	39,096	79,573
Commercial real estate:
Construction and land development	—	—	—	—	510	13,712	14,222
Term	7,238	1,019	176	973	2,289	32,729	44,424
Total commercial real estate	7,238	1,019	176	973	2,799	46,441	58,646
Consumer:
Home equity credit line	741	84	10,968	—	164	1,623	13,580
1-4 family residential	2,402	366	7,073	442	1,381	33,676	45,340
Construction and other consumer real estate	284	416	—	—	—	1,226	1,926
Total consumer loans	3,427	866	18,041	442	1,545	36,525	60,846
Total accruing	32,918	6,439	19,186	3,120	15,340	122,062	199,065
Nonaccruing
Commercial:
Commercial and industrial	322	515	—	3,310	6,951	25,035	36,133
Owner occupied	2,328	1,163	—	833	2,525	11,027	17,876
Municipal	—	1,027	—	—	—	—	1,027
Total commercial	2,650	2,705	—	4,143	9,476	36,062	55,036
Commercial real estate:
Construction and land development	10,901	66	—	93	3,249	7,667	21,976
Term	2,780	—	865	2,170	—	9,901	15,716
Total commercial real estate	13,681	66	865	2,263	3,249	17,568	37,692
Consumer:
Home equity credit line	—	—	713	203	—	150	1,066
1-4 family residential	207	227	2,245	185	3,601	9,699	16,164
Construction and other consumer real estate	—	243	—	76	—	87	406
Total consumer loans	207	470	2,958	464	3,601	9,936	17,636
Total nonaccruing	16,538	3,241	3,823	6,870	16,326	63,566	110,364
Total	$49,456	$9,680	$23,009	$9,990	$31,666	$185,628	$309,429

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2,611	$6,509	$18	$3,203	$3,855	$34,585	$50,781
Owner occupied	19,981	1,124	960	1,251	10,960	17,505	51,781
Total commercial	22,592	7,633	978	4,454	14,815	52,090	102,562
Commercial real estate:
Construction and land development	—	—	—	—	521	19,854	20,375
Term	7,328	9,027	179	3,153	2,546	39,007	61,240
Total commercial real estate	7,328	9,027	179	3,153	3,067	58,861	81,615
Consumer:
Home equity credit line	742	70	11,320	—	166	1,281	13,579
1-4 family residential	2,425	552	6,828	446	753	34,719	45,723
Construction and other consumer real estate	290	422	42	90	—	1,227	2,071
Total consumer loans	3,457	1,044	18,190	536	919	37,227	61,373
Total accruing	33,377	17,704	19,347	8,143	18,801	148,178	245,550
Nonaccruing
Commercial:
Commercial and industrial	442	576	—	611	5,199	20,410	27,238
Owner occupied	2,714	1,219	—	883	2,852	12,040	19,708
Municipal	—	1,056	—	—	—	—	1,056
Total commercial	3,156	2,851	—	1,494	8,051	32,450	48,002
Commercial real estate:
Construction and land development	11,080	68	—	93	3,300	6,427	20,968
Term	2,851	—	—	—	277	4,607	7,735
Total commercial real estate	13,931	68	—	93	3,577	11,034	28,703
Consumer:
Home equity credit line	—	—	420	203	—	399	1,022
1-4 family residential	3,378	1,029	1,951	191	3,527	9,413	19,489
Construction and other consumer real estate	—	463	—	—	—	100	563
Total consumer loans	3,378	1,492	2,371	394	3,527	9,912	21,074
Total nonaccruing	20,465	4,411	2,371	1,981	15,155	53,396	97,779
Total	$53,842	$22,115	$21,718	$10,124	$33,956	$201,574	$343,329

[1]
Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.
Unfunded lending commitments on TDRs amounted to approximately $7.5 million at March 31, 2015 and $6.1 million at December 31, 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

The total recorded investment of all TDRs in which interest rates were modified below market was $198.6 million at March 31, 2015 and $219.3 million at December 31, 2014. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

	Three Months Ended March 31,
(In thousands)	2015	2014
Commercial:
Commercial and industrial	$(57)	$18
Owner occupied	(112)	(142)
Total commercial	(169)	(124)
Commercial real estate:
Construction and land development	(37)	(56)
Term	(109)	(148)
Total commercial real estate	(146)	(204)
Consumer:
Home equity credit line	(1)	(2)
1-4 family residential	(271)	(300)
Construction and other consumer real estate	(7)	(9)
Total consumer loans	(279)	(311)
Total decrease to interest income[1]	$(594)	$(639)
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$44	$44	$—	$—	$—
Owner occupied	—	986	986	—	—	—
Total commercial	—	1,030	1,030	—	—	—
Commercial real estate:
Construction and land development	—	1,284	1,284	—	—	—
Term	—	—	—	—	84	84
Total commercial real estate	—	1,284	1,284	—	84	84
Consumer:
Home equity credit line	—	—	—	—	217	217
1-4 family residential	110	—	110	—	—	—
Construction and other consumer real estate	—	—	—	—	26	26
Total consumer loans	110	—	110	—	243	243
Total	$110	$2,314	$2,424	$—	$327	$327
Note: Total loans modified as TDRs during the 12 months previous to March 31, 2015 and 2014 were $74.5 million and $142.4 million, respectively.

As of March 31, 2015, the amount of foreclosed residential real estate property held by the Company was approximately $4.8 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $10.5 million.

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

We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. Based on this analysis, we believe that the loan portfolio is generally well diversified; however, there are certain significant concentrations in CRE and energy-related lending. Further, we cannot guarantee that we have fully understood or mitigated all risk concentrations or correlated risks. We have adopted and adhere to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged and enterprise value lending, municipal lending, and energy-related lending. All of these limits are continually monitored and revised as necessary.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

with applicable accounting guidance, the acquired loans were recorded at their fair value without a corresponding ALLL. Certain acquired loans with similar characteristics such as risk exposure, type, size, etc., are grouped and accounted for in loan pools.

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	March 31, 2015	December 31, 2014

Commercial	$96,157	$104,942
Commercial real estate	105,234	118,217
Consumer	17,129	17,910
Outstanding balance	$218,520	$241,069

Carrying amount	$162,890	$179,299
Less ALLL	1,438	2,800
Carrying amount, net	$161,452	$176,499
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

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were not significant at March 31, 2015 and were $5.3 million at December 31, 2014.
Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended March 31,
	2015	2014

Balance at beginning of period	$45,055	$77,528
Accretion	(9,583)	(22,307)
Reclassification from nonaccretable difference	13,281	8,920
Disposals and other	2,178	1,624
Balance at end of period	$50,931	$65,765
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

ZIONS BANCORPORATION AND SUBSIDIARIES

During the three months ended March 31, 2015, and 2014, we adjusted the ALLL for acquired loans by recording a negative provision for loan losses of $(0.8) million and $(2.7) million, respectively. The provision is net of the ALLL reversals discussed subsequently.

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

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three months ended March 31, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $1.4 million in 2015 and $2.9 million in 2014, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income. Changes that increase cash flows have been due primarily to (1) the enhanced economic status of borrowers compared to original evaluations, (2) improvements in the Southern California market where the majority of these loans were originated, and (3) efforts by our credit officers and loan workout professionals to resolve problem loans.

For the three months ended March 31, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $7.4 million in 2015 and $18.5 million in 2014, respectively, of additional interest income.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives
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

Accounting
We record all derivatives on the balance sheet at fair value. Note 10 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives used to manage the exposure to risk are considered credit derivatives. When put in place after purchase of the asset(s) to be protected, these derivatives generally may not be designated as accounting hedges.

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

Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following March 31, 2015, we estimate that an additional $3.4 million will be reclassified.

Collateral and Credit Risk

ZIONS BANCORPORATION AND SUBSIDIARIES

Exposure to credit risk arises from the possibility of nonperformance by counterparties. Financial institutions which are well capitalized and well established are the counterparties for those derivatives entered into for asset liability management and to offset derivatives sold to our customers. The Company reduces its counterparty exposure for derivative contracts by centrally clearing all eligible derivatives.

For those derivatives that are not centrally cleared, the counterparties are typically financial institutions or customers of the Company. For those that are financial institutions, we manage our credit exposure through the use of a Credit Support Annex (“CSA”) to International Swaps and Derivative Association (“ISDA”) master agreements. Eligible collateral types are documented by the CSA and are controlled under the Company’s general credit policies and are typically monitored on a daily basis. A valuation haircut policy reflects the fact that collateral may fall in value between the date the collateral is called and the date of liquidation or enforcement. In practice, all of the Company’s collateral held as credit risk mitigation under a CSA is cash.

We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately “hedged” by offsetting derivative contracts, such that the Company minimizes its interest rate risk exposure resulting from such transactions. Most of these customers do not have the capability for centralized clearing. Therefore we manage the credit risk through loan underwriting which includes a credit risk exposure formula for the swap, the same collateral and guarantee protection applicable to the loan and credit approvals, limits, and monitoring procedures. Fee income from customer swaps is included in other service charges, commissions and fees. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. Nevertheless, the related credit risk is considered and measured when and where appropriate. See Note 6 for further discussion of our underwriting, collateral requirements, and other procedures used to address credit risk.

Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At March 31, 2015, the fair value of our derivative liabilities was $81.1 million, for which we were required to pledge cash collateral of approximately $65.8 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at March 31, 2015, the additional amount of collateral we could be required to pledge is approximately $1.8 million. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at March 31, 2015 and December 31, 2014, and the related gain (loss) of derivative instruments for the three months ended March 31, 2015 and 2014 is summarized as follows:

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2015			December 31, 2014
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	$300,000	$4,623	$—	$275,000	$1,508	$123
Total derivatives designated as hedging instruments	300,000	4,623	—	275,000	1,508	123
Derivatives not designated as hedging instruments
Interest rate swaps for customers [2]	3,048,760	58,982	62,452	2,770,052	48,287	50,669
Foreign exchange	355,708	20,373	18,671	443,721	16,625	15,272
Total derivatives not designated as hedging instruments	3,404,468	79,355	81,123	3,213,773	64,912	65,941
Total derivatives	$3,704,468	$83,978	$81,123	$3,488,773	$66,420	$66,064

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$4,253	$1,016	$—		$538	$351	$—
	4,253	1,016	—		538	351	—
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$468				$718
Total derivatives designated as hedging instruments	4,253	1,016	—	468	538	351	—	718
Derivatives not designated as hedging instruments
Interest rate swaps			—				6
Interest rate swaps for customers [2]			517				(549)
Futures contracts			1				—
Foreign exchange			2,735				1,711
Total return swap			—				(7,427)
Total derivatives not designated as hedging instruments			3,253				(6,259)
Total derivatives	$4,253	$1,016	$3,253	$468	$538	$351	$(6,259)	$718

Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain.

[2]	Amounts include both the customer swaps and the offsetting derivative contracts.

[3]	Amounts for the three months ended March 31, 2015 and 2014 of $1.0 million and $0.4 million, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 8.

At March 31, the fair values of derivative assets and liabilities were reduced by net credit valuation adjustments of $3.3 million and $0.1 million in 2015, and $1.6 million and $1.2 million in 2014, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

8.	DEBT AND SHAREHOLDERS’ EQUITY

ZIONS BANCORPORATION AND SUBSIDIARIES

Long-term debt is summarized as follows:

(In thousands)	March 31, 2015	December 31, 2014

Junior subordinated debentures related to trust preferred securities	$168,043	$168,043
Convertible subordinated notes	138,002	132,838
Subordinated notes	335,341	335,798
Senior notes	424,901	432,385
FHLB advances	22,009	22,156
Capital lease obligations and other	1,025	1,062
Total	$1,089,321	$1,092,282
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments, including the value of associated hedges.

ZIONS BANCORPORATION AND SUBSIDIARIES

Maturities of long-term debt in 2015 include the following:

	Coupon rate	Carrying value
(Amounts in thousands)		March 31, 2015	Maturity

Convertible subordinated note	6.00%	$73,397	September 15, 2015
Subordinated note	6.00%	32,706	September 15, 2015
Convertible subordinated note	5.50%	64,606	November 16, 2015
Subordinated note	5.50%	52,744	November 16, 2015
		$223,453
In addition, at March 31, 2015, we have optional early redemptions totaling $30.3 million for long-term senior notes as follows: $19.2 million on May 30, 2015 and $11.1 million on June 30, 2016. We have given notice that we will redeem in full the $19.2 million of senior notes. During the first quarter of 2015, we redeemed $8 million of senior notes.
Basel III Capital Framework
Effective January 1, 2015, we adopted the new Basel III capital framework that was issued by the Federal Reserve for U.S. banking organizations. We adopted the new capital rules on a 2015 phase-in basis and will adopt the fully phased-in requirements effective January 1, 2019. As of March 31, 2015, we made the “opt-out” election with respect to the regulatory capital treatment of AOCI under the Basel III framework.
Among other things, the new rules revise capital adequacy guidelines and the regulatory framework for prompt corrective action, and they modify specified quantitative measures of our assets, liabilities, and capital. The impact of these new rules will require the Company to maintain capital in excess of current “well-capitalized” regulatory standards.
Accumulated Other Comprehensive Income
Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Three Months Ended March 31, 2015

Balance at December 31, 2014	$(91,921)	$2,226	$(38,346)	$(128,041)
Other comprehensive income before reclassifications, net of tax	11,424	2,189	—	13,613
Amounts reclassified from AOCI, net of tax	148	(629)	—	(481)
Other comprehensive income	11,572	1,560	—	13,132
Balance at March 31, 2015	$(80,349)	$3,786	$(38,346)	$(114,909)

Income tax expense included in other comprehensive income	$6,957	$1,088	$—	$8,045

Three Months Ended March 31, 2014

Balance at December 31, 2013	$(168,805)	$1,556	$(24,852)	$(192,101)
Other comprehensive income (loss) before reclassifications, net of tax	73,907	(2,521)	—	71,386
Amounts reclassified from AOCI, net of tax	(24,537)	(210)	—	(24,747)
Other comprehensive income (loss)	49,370	(2,731)	—	46,639
Balance at March 31, 2014	$(119,435)	$(1,175)	$(24,852)	$(145,462)

Income tax expense (benefit) included in other comprehensive income (loss)	$40,396	$(1,683)	$—	$38,713

ZIONS BANCORPORATION AND SUBSIDIARIES

	Amounts reclassified from AOCI [1]		Statement of income (SI) Balance sheet (BS)
(In thousands)	Three Months Ended March 31,
Details about AOCI components	2015	2014		Affected line item

Net realized gains (losses) on investment securities	$(239)	$30,914	SI	Fixed income securities gains (losses), net
Income tax expense (benefit)	(91)	6,074
	(148)	24,840

Net unrealized losses on investment securities	—	(27)	SI	Net impairment losses on investment securities
Income tax benefit	—	(10)
	—	(17)
Accretion of securities with noncredit-related impairment losses not expected to be sold	—	(482)	BS	Investment securities, held-to-maturity
Deferred income taxes	—	196	BS	Other assets
	$(148)	$24,537

Net unrealized gains on derivative instruments	$1,016	$351	SI	Interest and fees on loans
Income tax expense	387	141
	$629	$210
1 Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

9.	INCOME TAXES
The income tax expense rate for the three months ended March 31, 2015 and 2014 was lower than the blended statutory rate of 38.25% primarily because of the nontaxability of certain income items.
Net deferred tax assets were approximately $213 million at March 31, 2015 and $224 million at December 31, 2014. We evaluate net deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of March 31, 2015.

10.	FAIR VALUE
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Fair Value Policies and Procedures
We have various policies, processes and controls in place to ensure that fair values are reasonably developed, reviewed and approved for use. These include a Securities Valuation Committee (“SVC”) comprised of executive management appointed by the Board of Directors. The SVC reviews and approves on a quarterly basis the key components of fair value estimation, including critical valuation assumptions for Level 3 modeling. Attribution analyses are completed when significant changes occur between quarters. The SVC also requires quarterly back testing of certain significant assumptions. A Model Risk Management Group conducts model validations, including internal models, and sets policies and procedures for revalidation, including the timing of revalidation.

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

For Level 3 securities, we review and evaluate on a quarterly basis the relevant modeling assumptions. These include PDs, LGD rates, over-collateralization levels, and rating transition probability matrices from ratings agencies. In addition, we also compare the results and valuation with our information about market trends and trading data. This includes information regarding trading prices, implied discounts, outlier information, valuation assumptions, etc.

The following describes the hierarchy designations, valuation methodologies, and key inputs to measure fair value on a recurring basis for designated financial instruments:
Available-for-Sale and Trading
U.S. Treasury, Agencies and Corporations
U.S. Treasury securities are measured under Level 1 using quoted market prices. U.S. agencies and corporations are measured under Level 2 generally using the previously discussed third party pricing service.

Municipal Securities
Municipal securities are measured under Level 2 using the third party pricing service, or under Level 3 using a discounted cash flow approach. Valuation inputs include Baa municipal curves, as well as FHLB and London

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Trading data is generally limited and may include trades of tranches within our same CDO. We use this limited trade data along with our modeled expected credit-adjusted cash flows to determine a relationship between the market required yield and the downside variability of the returns of each CDO security. The downside variability for this purpose is a measure of the downside variability of cash flows from the mean estimate of cash flow.
In addition to the trust preferred CDOs, we hold two single-name bank trust preferred securities, which were both transferred to Level 2 from Level 3 during the first quarter of 2014.
Mutual funds and other
Mutual funds and other securities are measured under Level 1 or Level 2. For Level 1, quoted market prices are used which may include net asset values or their equivalents. Level 2 valuations generally use quoted prices for similar securities.
Trading account
Securities in the trading account are measured under Level 1 using quoted market prices. If not available, quoted prices under Level 2 for similar securities are used.
Bank-Owned Life Insurance
Bank-owned life insurance is measured under Level 2 according to cash surrender values (“CSVs”) of the insurance policies that are provided by a third party service. Nearly all policies are general account policies with CSVs based on the Company’s claims on the assets of the insurance companies. The insurances companies’ investments include predominantly fixed income securities consisting of investment-grade corporate bonds and various types of mortgage instruments. Average duration ranges from five to eight years. Management regularly reviews investment performance, including concentrations of investments and regulatory restrictions.

ZIONS BANCORPORATION AND SUBSIDIARIES

Private Equity Investments
Private equity investments are measured under Level 3. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available. Certain analytics may be employed that include current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors. The amount of unfunded commitments to invest is disclosed in Note 11. Certain restrictions apply for the redemption of these investments and certain investments are prohibited by the Volcker Rule. See discussions in Notes 5 and 11.
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
Deferred Compensation Plan Assets and Obligations
Invested assets in the deferred compensation plan consist of shares of registered investment companies. These mutual funds are valued under Level 1 at quoted market prices, which represents the NAV of shares held by the plan at the end of the period.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	March 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$3,655,221	$—	$3,655,221
Municipal securities		173,145	2,465	175,610
Asset-backed securities:
Trust preferred – banks and insurance		23,179	438,338	461,517
Other		638	4,826	5,464
Mutual funds and other	124,443	28,247		152,690
	124,443	3,880,430	445,629	4,450,502
Trading account		71,392		71,392
Other noninterest-bearing investments:
Bank-owned life insurance		478,926		478,926
Private equity			107,448	107,448
Other assets:
Agriculture loan servicing and interest-only strips			12,001	12,001
Deferred compensation plan assets	91,368			91,368
Derivatives:
Interest rate related and other		5,408		5,408
Interest rate swaps for customers		58,982		58,982
Foreign currency exchange contracts	20,373			20,373
	20,373	64,390	—	84,763
	$236,184	$4,495,138	$565,078	$5,296,400
LIABILITIES
Securities sold, not yet purchased	$6,749	$—	$—	$6,749
Other liabilities:
Deferred compensation plan obligations	91,368			91,368
Derivatives:
Interest rate related and other		176		176
Interest rate swaps for customers		62,452		62,452
Foreign currency exchange contracts	18,671			18,671
	18,671	62,628	—	81,299
	$116,788	$62,628	$—	$179,416

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$3,098,208	$—	$3,098,208
Municipal securities		185,093	4,164	189,257
Asset-backed securities:
Trust preferred – banks and insurance		22,701	393,007	415,708
Auction rate			4,761	4,761
Other		666	25	691
Mutual funds and other	105,348	30,275		135,623
	105,348	3,336,943	401,957	3,844,248
Trading account		70,601		70,601
Other noninterest-bearing investments:
Bank-owned life insurance		476,290		476,290
Private equity			99,865	99,865
Other assets:
Agriculture loan servicing and interest-only strips			12,227	12,227
Deferred compensation plan assets	88,878			88,878
Derivatives:
Interest rate related and other		1,508		1,508
Interest rate swaps for customers		48,287		48,287
Foreign currency exchange contracts	16,625			16,625
	16,625	49,795	—	66,420
	$210,851	$3,933,629	$514,049	$4,658,529
LIABILITIES
Securities sold, not yet purchased	$24,230	$—	$—	$24,230
Other liabilities:
Deferred compensation plan obligations	88,878			88,878
Derivatives:
Interest rate related and other		297		297
Interest rate swaps for customers		50,669		50,669
Foreign currency exchange contracts	15,272			15,272
	15,272	50,966	—	66,238
Other			13	13
	$128,380	$50,966	$13	$179,359

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended March 31, 2015
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2014	$4,164	$393,007	$—	$4,786	$99,865	$12,227	$(13)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	2	257
Dividends and other investment income					1,074
Equity securities losses, net					3,253
Fixed income securities gains (losses), net	31	(323)
Other noninterest income						4
Other noninterest expense							13
Other comprehensive income (loss)	127	(6,949)		42
Fair value of HTM securities reclassified as AFS		57,308
Purchases					5,052	171
Sales		(2,613)			(1,517)
Redemptions and paydowns	(1,859)	(2,349)		(2)	(279)	(401)
Balance at March 31, 2015	$2,465	$438,338	$—	$4,826	$107,448	$12,001	$—

	Level 3 Instruments
	Three Months Ended March 31, 2014
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2013	$10,662	$1,238,820	$22,996	$6,599	$25,800	$82,410	$8,852	$(4,303)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	10	720		1
Dividends and other investment income						(1,695)
Fair value and nonhedge derivative loss								(7,427)
Fixed income securities gains, net	16	18,582	1,399		10,917
Other noninterest income							481
Other noninterest expense								8
Other comprehensive income (loss)	(274)	94,462		(40)	(15)
Purchases						1,356	2,077
Sales		(546,388)	(24,395)		(36,669)	(824)
Redemptions and paydowns	(230)	(46,786)			(3)	(195)	(203)	6,090
Transfers to Level 2		(69,193)
Balance at March 31, 2014	$10,184	$690,217	$—	$6,560	$30	$81,052	$11,207	$(5,632)

ZIONS BANCORPORATION AND SUBSIDIARIES

The preceding reconciling amounts using Level 3 inputs include the following realized amounts in the statement of income:

(In thousands)	Three Months Ended March 31,

	2015	2014

Dividends and other investment income	$—	$34
Fixed income securities gains (losses), net	(292)	30,914

Except as previously discussed, no other transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three months ended March 31, 2015 and 2014. Transfers are considered to have occurred as of the end of the reporting period.

Following is a summary of quantitative information relating to the principal valuation techniques and significant unobservable inputs for Level 3 instruments measured on a recurring and nonrecurring basis:

	Level 3 Instruments
	Quantitative information at March 31, 2015
(Dollar amounts in thousands)	Fair value	Principal valuation techniques	Significant unobservable inputs	Range of inputs (% annually)
Asset-backed securities:
Trust preferred – predominantly banks	$438,338	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 2.0%
			Constant default rate	yr 1 – 0.3% to 0.5%
				yrs 2-5 – 0.5% to 0.7%
				yrs 6 to maturity – 0.6% to 0.7%
			Loss given default	100%
			Loss given deferral	11.9% to 100%
			Discount rate (spread over forward LIBOR)	3.7% to 5.4%

	Level 3 Instruments
	Quantitative information at December 31, 2014
(Dollar amounts in thousands)	Fair value	Principal valuation techniques	Significant unobservable inputs	Range of inputs (% annually)
Asset-backed securities:
Trust preferred – predominantly banks	$393,007	Discounted cash flow Market comparables	Constant prepayment rate	until maturity – 2.0%
			Constant default rate	yr 1 – 0.3% to 0.8%
				yrs 2-5 – 0.5% to 0.9%
				yrs 6 to maturity – 0.6% to 0.7%
			Loss given default	100%
			Loss given deferral	14.5% to 100%
			Discount rate (spread over forward LIBOR)	3.4% to 5.6%

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes during the year-to-date period measured on a nonrecurring basis.

(In thousands)	Fair value at March 31, 2015				Fair value at December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1,997	$1,997	$—	$—	$23,454	$23,454
Impaired loans	—	9,793	—	9,793	—	20,494	—	20,494
Other real estate owned	—	2,886	—	2,886	—	8,034	—	8,034
	$—	$12,679	$1,997	$14,676	$—	$28,528	$23,454	$51,982

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended March 31,
	2015	2014
ASSETS
HTM securities adjusted for OTTI	$—	$(27)
Private equity investments, carried at cost	(1,153)	—
Impaired loans	(4,487)	(2,177)
Other real estate owned	(1,008)	(2,234)
	$(6,648)	$(4,438)

During the three months ended March 31, we recognized net gains of $0.7 million in 2015 and $1.0 million in 2014 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $4.1 million and $10.0 million, respectively. Previous to their sale in these periods, we recognized impairment on these properties of an insignificant amount in 2015 and $0.2 million in 2014.

HTM securities adjusted for OTTI were measured at fair value using the same methodology for trust preferred CDO securities.

Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of private equity investments carried at cost were $33.3 million at March 31, 2015 and $39.1 million at December 31, 2014. Amounts of other noninterest-bearing investments carried at cost were $250.5 million at March 31, 2015 and $250.7 million at December 31, 2014, which were comprised of Federal Reserve, Federal Home Loan Bank, and Farmer Mac stock.

Impaired (or nonperforming) loans that are collateral-dependent were measured at fair value based on the fair value of the collateral. OREO was measured initially at fair value based on property appraisals at the time of transfer and subsequently at the lower of cost or fair value.

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

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	March 31, 2015			December 31, 2014
(In thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$590,950	$602,355	3	$647,252	$677,196	3
Loans and leases (including loans held for sale), net of allowance	39,689,047	39,573,365	3	39,591,499	39,426,498	3
Financial liabilities:
Time deposits	2,344,818	2,349,454	2	2,406,924	2,408,550	2
Foreign deposits	382,985	382,873	2	328,391	328,447	2
Long-term debt (less fair value hedges)	1,088,285	1,149,869	2	1,090,778	1,159,287	2

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

HTM investment securities primarily consist of municipal securities and, through December 31, 2014, bank and insurance trust preferred CDOs. They were measured at fair value according to the methodologies previously discussed for these investment types.

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

11.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In thousands)	March 31, 2015	December 31, 2014

Net unfunded commitments to extend credit [1]	$16,528,689	$16,658,757
Standby letters of credit:
Financial	753,853	745,895
Performance	191,753	183,482
Commercial letters of credit	68,807	32,144
Total unfunded lending commitments	$17,543,102	$17,620,278

[1]	Net of participations

The Company’s 2014 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At March 31, 2015, the Company had recorded approximately $15.0 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $12.0 million attributable to the RULC and $3.0 million of deferred commitment fees.

At March 31, 2015, the Parent has guaranteed $15.0 million of debt of affiliated trusts issuing trust preferred securities.

At March 31, 2015, we had unfunded commitments for private equity investments of approximately $35 million. These obligations have no stated maturity. Certain PEIs related to these commitments are prohibited by the Volcker Rule. See related discussions about these investments in Notes 5 and 10.

Legal Matters
We are subject to litigation in court and arbitral proceedings, as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. Litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. While most matters relate to individual claims, we are also subject to putative class action claims and similar broader claims. Proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; our customers’ involvement in money laundering, fraud, securities violations and other illicit activities or our policies and practices relating to such customer activities; and our compliance with the broad range of banking, securities and other laws and regulations applicable to us. At any given time, we may be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters.

As of March 31, 2015, we were subject to the following material litigation and governmental inquiries:

•
a class action case, Reyes v. Zions First National Bank, et. al., which was brought in the United States District Court for the Eastern District of Pennsylvania. This case relates to our banking relationships with customers that allegedly engaged in wrongful telemarketing practices. The plaintiff is seeking a trebled monetary award under the federal RICO Act. In the third quarter of 2013, the District Court denied the plaintiff’s motion for class certification in the Reyes case. The plaintiff appealed the District Court decision to the Third Circuit Court of Appeals. The Third Circuit had not ruled on the appeals as of May 2015.

ZIONS BANCORPORATION AND SUBSIDIARIES

•
a governmental inquiry into possible money laundering activities of a customer of one of our subsidiary banks and the anti-money laundering practices of that bank (conducted by the United States Attorney’s Office for the Southern District of New York). We are unclear about the status of this inquiry.

•
a governmental inquiry into the practices of our subsidiary, Zions Bank; our former subsidiary, NetDeposit, LLC; and possibly other of our affiliates relating primarily to payment processing for allegedly fraudulent telemarketers and other customer types (conducted by the Department of Justice). This inquiry has been directed towards the banking industry generally, including numerous banks unrelated to us, and had led to a number of enforcement actions. We are unclear about the status of the inquiry as it relates to us.

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

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of March 31, 2015, we estimated the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $50 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

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

12.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

ZIONS BANCORPORATION AND SUBSIDIARIES

	Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014

Service cost	$—	$—	$—	$—	$8	$8
Interest cost	1,783	1,880	101	113	10	12
Expected return on plan assets	(3,090)	(3,326)
Amortization of prior service cost				13
Amortization of net actuarial (gain) loss	1,574	797	31	5	(13)	(18)
Net periodic benefit cost (credit)	$267	$(649)	$132	$131	$5	$2

As disclosed in the Company’s 2014 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

13.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of March 31, 2015, we operate eight community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 100 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operates 94 branches in California. Amegy operates 80 branches in Texas. NBAZ operates 66 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the state of Washington. TCBO operates one branch in Oregon. Effective April 1, 2015, TCBO was merged into TCBW.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the three months ended March 31, 2015 and 2014:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

CONDENSED INCOME STATEMENT
Net interest income	$141.1	$142.5	$96.7	$94.7	$95.7	$109.2	$39.0	$40.3	$28.0	$27.9
Provision for loan losses	(4.6)	(8.7)	11.1	16.9	(4.1)	(2.1)	0.7	(3.0)	(8.7)	(2.6)
Net interest income after provision for loan losses	145.7	151.2	85.6	77.8	99.8	111.3	38.3	43.3	36.7	30.5
Noninterest income	46.8	44.0	34.0	32.0	16.7	5.8	8.5	8.3	9.0	4.9
Noninterest expense	127.4	121.5	94.0	87.0	74.4	85.3	36.9	37.3	32.1	32.1
Income (loss) before income taxes	65.1	73.7	25.6	22.8	42.1	31.8	9.9	14.3	13.6	3.3
Income taxes (benefit)	23.4	26.8	8.5	7.3	16.4	12.1	3.4	5.2	4.6	1.0
Net income (loss)	41.7	46.9	17.1	15.5	25.7	19.7	6.5	9.1	9.0	2.3
Net income (loss) applicable to noncontrolling interests	0.5	—	—	—	—	—	—	—	—	—
Net income (loss) applicable to controlling interest	$41.2	$46.9	$17.1	$15.5	$25.7	$19.7	$6.5	$9.1	$9.0	$2.3

AVERAGE BALANCE SHEET DATA
Total assets	$18,573	$18,275	$13,964	$13,467	$11,368	$10,889	$4,825	$4,612	$4,164	$3,991
Cash and due from banks	297	339	183	322	90	166	49	72	71	88
Money market investments	2,968	3,546	2,046	2,503	1,659	1,129	396	289	734	700
Total securities	2,468	1,596	285	242	337	327	412	365	840	781
Total loans	12,180	12,247	10,276	9,362	8,502	8,538	3,764	3,696	2,384	2,306
Total deposits	16,160	15,980	11,478	11,099	9,701	9,273	4,178	3,952	3,755	3,598
Shareholder's equity:
Preferred equity	280	280	226	153	162	162	85	120	50	50
Common equity	1,633	1,538	1,940	1,849	1,394	1,350	485	422	332	318
Noncontrolling interests	11	—	—	—	—	—	—	—	—	—
Total shareholder's equity	1,924	1,818	2,166	2,002	1,556	1,512	570	542	382	368

	Vectra		TCBW		Other		Consolidated Company
	2015	2014	2015	2014	2015	2014	2015	2014

CONDENSED INCOME STATEMENT
Net interest income	$25.7	$25.3	$6.7	$7.0	$(15.5)	$(30.4)	$417.4	$416.5
Provision for loan losses	3.8	(1.8)	0.1	0.7	0.2	—	(1.5)	(0.6)
Net interest income after provision for loan losses	21.9	27.1	6.6	6.3	(15.7)	(30.4)	418.9	417.1
Noninterest income	5.0	3.8	0.9	(1.0)	0.9	40.5	121.8	138.3
Noninterest expense	23.9	25.3	6.9	4.5	1.9	5.1	397.5	398.1
Income (loss) before income taxes	3.0	5.6	0.6	0.8	(16.7)	5.0	143.2	157.3
Income taxes (benefit)	0.7	1.8	0.2	0.3	(6.0)	1.6	51.2	56.1
Net income (loss)	2.3	3.8	0.4	0.5	(10.7)	3.4	92.0	101.2
Net income (loss) applicable to noncontrolling interests	—	—	—	—	(0.5)	—	—	—
Net income (loss) applicable to controlling interest	$2.3	$3.8	$0.4	$0.5	$(10.2)	$3.4	$92.0	$101.2

AVERAGE BALANCE SHEET DATA
Total assets	$2,977	$2,569	$896	$873	$51	$758	$56,818	$55,434
Cash and due from banks	29	47	29	21	(4)	(17)	744	1,038
Money market investments	339	14	119	118	(248)	(159)	8,013	8,140
Total securities	191	164	71	90	179	552	4,783	4,117
Total loans	2,358	2,280	661	631	54	65	40,179	39,125
Total deposits	2,568	2,168	766	742	(1,122)	(1,032)	47,484	45,780
Shareholder's equity:
Preferred equity	25	70	3	3	173	166	1,004	1,004
Common equity	317	247	90	88	214	(217)	6,405	5,595
Noncontrolling interests	—	—	—	—	(11)	—	—	—
Total shareholder's equity	342	317	93	91	376	(51)	7,409	6,599

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
changes in financial and commodity market prices and conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including without limitation reduced rates of business formation and growth, commercial and residential real estate development and real estate prices, and energy-related commodity prices;

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
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
AFS	Available-for-Sale	FASB	Financial Accounting Standards Board
ALCO	Asset/Liability Committee	FDIC	Federal Deposit Insurance Corporation
ALLL	Allowance for Loan and Lease Losses	FHLB	Federal Home Loan Bank
Amegy	Amegy Corporation	FRB	Federal Reserve Board
AOCI	Accumulated Other Comprehensive Income	GAAP	Generally Accepted Accounting Principles
ASC	Accounting Standards Codification	HECL	Home Equity Credit Line
ASU	Accounting Standards Update	HQLA	High Quality Liquid Assets
ATM	Automated Teller Machine	HTM	Held-to-Maturity
BOLI	Bank-Owned Life Insurance	IA	Indemnification Asset
bps	basis points	IFRS	International Financial Reporting Standards
CB&T	California Bank & Trust	ISDA	International Swap and Derivative Association
CCAR	Comprehensive Capital Analysis and Review	LCR	Liquidity Coverage Ratio
CDO	Collateralized Debt Obligation	LGD	Loss Given Default
CDR	Constant Default Rate	LIBOR	London Interbank Offered Rate
CET1	Common Equity Tier 1 (Basel III)	LIHTC	Low-Income Housing Tax Credit
CFPB	Consumer Financial Protection Bureau	Lockhart	Lockhart Funding LLC
CLTV	Combined Loan-to-Value Ratio	MD&A	Management’s Discussion and Analysis
COSO	Committee of Sponsoring Organizations of the Treadway Commission	MVE	Market Value of Equity
CRE	Commercial Real Estate	NBAZ	National Bank of Arizona
CSA	Credit Support Annex	NRSRO	Nationally Recognized Statistical Rating Organization
CSV	Cash Surrender Value	NSFR	Net Stable Funding Ratio
DBRS	Dominion Bond Rating Service	NSB	Nevada State Bank
DFAST	Dodd-Frank Act Stress Test	OCC	Office of the Comptroller of the Currency
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	OCI	Other Comprehensive Income
DTA	Deferred Tax Asset	OREO	Other Real Estate Owned
EITF	Emerging Issues Task Force	OTC	Over-the-Counter
EVE	Economic Value of Equity	OTTI	Other-Than-Temporary Impairment

ZIONS BANCORPORATION AND SUBSIDIARIES

Parent	Zions Bancorporation	SVC	Securitization Valuation Committee
PCI	Purchase Credit Impaired	T1C	Tier 1 Common (Basel I)
PD	Probability of Default	TCBO	The Commerce Bank of Oregon
PEI	Private Equity Investments	TCBW	The Commerce Bank of Washington
PIK	Payment in Kind	TDR	Troubled Debt Restructuring
REIT	Real Estate Investment Trust	TRACE®	Trade Reporting and Compliance Engine®
ROC	Risk Oversight Committee	Vectra	Vectra Bank Colorado
RULC	Reserve for Unfunded Lending Commitments	VIE	Variable Interest Entity
SBA	Small Business Administration	VR	Volcker Rule
SBIC	Small Business Investment Company	Zions Bank	Zions First National Bank
SEC	Securities and Exchange Commission	ZFMU	Zions Municipal Funding
SNC	Shared National Credit	ZMSC	Zions Management Services Company

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2014 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
The Company reported net earnings applicable to common shareholders of $75.3 million, or $0.37 per diluted common share for the first quarter of 2015, compared to $76.2 million, or $0.41 per diluted common share for the same prior year period. The following notable changes had a negative impact on net earnings applicable to common shareholders:

•	$31.2 million decrease in fixed income securities gains, net;

•	$19.1 million decrease in total interest income; and

•	$10.1 million increase in salaries and employee benefits.

The impact of these items was partially offset by the following positive items:

•	$20.0 million decrease in total interest expense;

•	$14.2 million decrease in other noninterest expense;

•	$8.3 million decrease in dividends on preferred stock;

•	$7.4 million decrease in fair value and nonhedge derivative loss; and

•	$4.9 million decrease in income taxes.

Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; net interest income is the largest portion of the Company’s revenue. For the first quarters of 2015 and 2014, taxable-equivalent net interest income was $421.6 million and $420.3 million, respectively, and $434.8 million for the fourth quarter of 2014. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all periods presented.

Net interest margin in 2015 vs. 2014
The net interest margin was 3.22% and 3.31% for the first quarters of 2015 and 2014, respectively, and 3.25% for the fourth quarter of 2014. The decreased net interest margin for the first quarter of 2015 compared to the same prior year period resulted primarily from lower yields on loans held for investment. Interest on AFS securities remained relatively flat although yields on AFS securities were down by 42 bps. This was because the Company’s average AFS securities balance increased by $609 million in the first quarter of 2015 compared to the same prior year period. The impact of these items was partially offset by a decreased average balance for long-term debt.

ZIONS BANCORPORATION AND SUBSIDIARIES

Even though the Company’s average loan portfolio was $1.1 billion higher during the first quarter of 2015, compared to the first quarter of 2014, the average interest rate earned on those assets was 4.21%, which is 30 bps lower than the comparable prior year period. This decline in interest income was primarily caused by (1) reduced interest income on loans acquired with FDIC assistance in 2009, as those acquired portfolios were successfully managed down, (2) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, (3) loans originated at lower rates than the weighted average rate of the existing portfolio, and (4) the narrowing of credit and interest rate spreads. The primary reasons for the narrowing of credit and interest rate spreads are a combination of competitive pricing pressures and improved customer credit, which are the result of a more stable economic environment than a few years ago; a portion of the narrowing of the spreads may be attributed to the improved fundamental condition of the Company’s borrowers, such as stronger earnings and improved leverage ratios.

The average HTM securities portfolio was $633 million during the first quarter of 2015, compared to $587 million during the same prior year period. This is because during all of 2014 the amount of HTM purchases was higher than the amount of maturities and paydowns. Also, during the first quarter of 2015, the Company reclassified all of its remaining HTM CDO securities, or approximately $79 million at amortized cost, to AFS securities. However, this reclassification occurred towards the end of the first quarter of 2015, and therefore did not have a significant impact on the weighted average HTM securities balance. The average interest rate earned on HTM municipal securities for the first quarter of 2015 was 5.12%, or 53 bps lower than the same prior year period, due to lower rates for new HTM securities versus those that paid down or matured.

The average balance of AFS securities for the first quarter of 2015 increased by $609 million, or 17.5%, while the average yield was 42 bps lower compared to the same prior year period. The decline in the average yield and the changes in the average balance are a result of changes in the composition of the AFS portfolio and the yields of the securities sold and purchased. During the first quarter of 2014, the Company sold $581 million amortized cost of the Company’s CDO securities. This was followed by additional sales of $332 million amortized cost in subsequent quarters. In the first quarter of 2015, to improve yields and increase holdings of high quality liquid assets (“HQLA”) securities, the Company continued its purchases of agency pass-through securities, as subsequently discussed, by purchasing $666 million amortized cost of these securities which have lower yields than the CDO securities that the Company sold.

Average noninterest-bearing demand deposits provided the Company with low cost funding and comprised 43.3% of average total deposits for the first quarter of 2015, compared to 40.5% for first quarter of 2014. Average interest-bearing deposit balances were down 1.0% in the first quarter of 2015 compared to the same prior year period, and the rate paid declined by 1 bps to 18 bps.

The average balance of long-term debt was $1.1 billion lower for the first quarter of 2015 compared to the same prior year period. The reduced balance was a result of tender offers, early calls, and redemptions at maturity, including $835 million during the third quarter of 2014. The average interest rate paid on long-term debt for the first quarter of 2015 increased by 10 bps compared to the same prior year period. Refer to the “Liquidity Risk Management” section beginning on page 80 for more information.

During the first quarter of 2015, most of the Company’s cash in excess of that needed to fund earning assets was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments were 15.1% of total interest-earning assets, compared to 15.8% in the same prior year period. The reduction is the result of the Company continuing to incrementally deploy its excess cash into higher yielding, short-to-medium duration securities that qualify as HQLA under new LCR and liquidity stress testing regulations.

See “Interest Rate and Market Risk Management” on page 76 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.

ZIONS BANCORPORATION AND SUBSIDIARIES

The spread on average interest-bearing funds was 3.01% for both the first quarters of 2015 and 2014. The rate on interest-earning assets in the first quarter of 2015 was 25 bps lower than that in the same prior year period, but the cost on interest-bearing liabilities also declined by 25 bps during the same comparable periods.

We expect the mix of interest-earning assets to change over the next several quarters due to further decreases in the FDIC-supported/PCI loan portfolio, and slight-to-moderate loan growth in the commercial and industrial portfolios, accompanied by somewhat less growth in commercial real estate loans. In addition, as discussed below, we are incrementally investing in short-to-medium duration agency pass-through securities that qualify as HQLA; over time we expect these investments to reduce the proportion of earning assets in cash and money market investments, and increase the proportion of AFS securities. Average yields on the loan portfolio are likely to continue to experience modest downward pressure due to competitive pricing, lower benchmark indices (such as LIBOR), and growth in lower-yielding residential mortgages; however, we expect this pressure to be somewhat less than in the prior two years. We believe that some of the downward pressure on the net interest margin will be mitigated by lower interest expense on reduced levels of long-term debt due to maturities that will occur in the third and fourth quarters of 2015. We also believe we can offset some of the pressure on the net interest margin through loan growth.

The Company expects to remain “asset-sensitive” (which refers to net interest income increasing as a result of a rising interest rate environment) with regard to interest rate risk. In response to new liquidity and liquidity stress-testing regulations, which elevate, relative to historic levels, the proportion of HQLA that the Company will be required to hold on its balance sheet, the Company decided in the second half of 2014 to begin deploying cash into short-to-medium duration agency pass-through securities. In the first quarter of 2015, to improve yields on interest-bearing assets, the Company purchased HQLA securities of $666 million at amortized cost and is continuing these purchases. Over time these purchases are expected to somewhat reduce our asset sensitivity compared to previous periods. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience due to the prolonged period of very low interest rates. Further detail on interest rate risk is discussed in “Interest Rate Risk” on page 76.

The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In thousands)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$8,013,355	$5,218	0.26%	$8,139,812	$5,130	0.26%
Securities:
Held-to-maturity	632,927	7,995	5.12%	587,473	8,191	5.65%
Available-for-sale	4,080,004	20,773	2.06%	3,470,983	21,230	2.48%
Trading account	69,910	598	3.47%	58,543	482	3.34%
Total securities	4,782,841	29,366	2.49%	4,116,999	29,903	2.95%
Loans held for sale	105,279	914	3.52%	157,170	1,400	3.61%
Loans and leases [2]	40,179,007	417,183	4.21%	39,124,550	434,975	4.51%
Total interest-earning assets	53,080,482	452,681	3.46%	51,538,531	471,408	3.71%
Cash and due from banks	743,618			1,038,217
Allowance for loan losses	(609,233)			(745,671)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	24,355			35,072
Other assets	2,564,199			2,553,302
Total assets	$56,817,550			$55,433,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$24,214,265	9,445	0.16%	$22,908,201	8,852	0.16%
Time	2,372,492	2,538	0.43%	2,560,283	3,083	0.49%
Foreign	351,873	121	0.14%	1,751,910	844	0.20%
Total interest-bearing deposits	26,938,630	12,104	0.18%	27,220,394	12,779	0.19%
Borrowed funds:
Federal funds and other short-term borrowings	219,747	78	0.14%	249,043	67	0.11%
Long-term debt	1,091,706	18,918	7.03%	2,237,457	38,257	6.93%
Total borrowed funds	1,311,453	18,996	5.87%	2,486,500	38,324	6.25%
Total interest-bearing liabilities	28,250,083	31,100	0.45%	29,706,894	51,103	0.70%
Noninterest-bearing deposits	20,545,395			18,559,675
Other liabilities	612,752			567,678
Total liabilities	49,408,230			48,834,247
Shareholders’ equity:
Preferred equity	1,004,015			1,003,970
Common equity	6,405,305			5,595,363
Total shareholders’ equity	7,409,320			6,599,333
Total liabilities and shareholders’ equity	$56,817,550			$55,433,580
Spread on average interest-bearing funds			3.01%			3.01%
Taxable-equivalent net interest income and net yield on interest-earning assets		$421,581	3.22%		$420,305	3.31%
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Management” on page 65 for more information on how we determine the appropriate level for the ALLL and the RULC.

During the past few years, the Company has experienced a significant improvement in credit quality metrics; however, recently the Company has experienced deterioration in various credit quality metrics primarily related to energy-related loans at Amegy Bank. Overall credit quality metrics for the first quarter of 2015 compared to the same prior year period remained relatively stable. Gross loan and lease charge-offs were relatively unchanged at $20 million in the first quarter of 2015, compared to $21 million in the same prior year period. However, the Company had gross recoveries of $37 million in the first quarter of 2015, compared to $13 million in the same prior year period. The majority of the gross recoveries were at Amegy Bank in their non-energy-related loan portfolio.

Nonperforming lending-related assets increased to $399 million at March 31, 2015 from $326 million at December 31, 2014. The ratio of nonperforming lending-related assets to loans and leases and other real estate owned increased to 0.99% at March 31, 2015 from 0.81% at December 31, 2014. Classified loans increased to $1.3 billion at March 31, 2015 from $1.1 billion at December 31, 2014. Approximately 83% of classified loans at March 31, 2015 and December 31, 2014 were current as to principal and interest payments. Classified loans are loans with well-defined credit weaknesses that are risk graded Substandard or Doubtful.

The deterioration of the credit quality metrics in the energy portfolio caused the Company’s total allowance for loan losses to increase in the first quarter of 2015. However, due to the net recovery of $17 million, the provision for loan losses for the first quarter of 2015 was $(1.5) million compared to $(0.6) million for the same prior year period. The recent deterioration in credit quality metrics in the energy portfolio has been generally offset by improvements in credit quality in the remainder of the loan and lease portfolio. The Company continues to exercise caution with regard to the appropriate level of the allowance for loan losses, given the state of the economy and the sensitivity of its energy loan portfolio to oil and gas prices. We currently expect modestly positive provisions for the year.

During the first quarter of 2015, the Company recorded a $1.2 million provision for unfunded lending commitments compared to $(1.0) million in the first quarter of 2014. The provision in the first quarter of 2015 was primarily driven by downgrades in the Company’s energy portfolio. From quarter to quarter, the expense related to the reserve for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, funding, and changes in credit quality.
A significant contributor to net earnings in 2014 was the negative provision for loan and lease losses. This is primarily attributable to continued reduction in both the quantity of problem loans and the loss severity of such problem loans. We currently expect the Company’s credit quality metrics to continue to deteriorate if oil prices remain at the lower end of the recent trading range, causing additional stress to credit quality and resulting in net additions to the allowance. This could result in a significant change in profitability.

Noninterest Income
Noninterest income represents revenues the Company earns for products and services that have no associated interest rate or yield. For the first quarter of 2015, noninterest income was $121.8 million compared to $138.3 million for the same prior year period. The $16.5 million decrease was primarily attributable to a decrease in fixed income securities gains, partially offset by an increase in other service charges, commissions and fees and fair value and nonhedge derivative income (loss). The following are major components of noninterest income line items impacting the first quarter change.

Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees, increased by $3.2 million in the first quarter of 2015 compared to the same prior year period. The increase was primarily due to increased interchange fees from commercial credit cards.

ZIONS BANCORPORATION AND SUBSIDIARIES

Fair value and nonhedge derivative income (loss) represents the fair value gains and losses from nonhedge credit derivatives as well as the fees on a total return swap. Fair value and nonhedge derivative income (loss) improved by $7.5 million from a loss of $8.5 million in the first quarter of 2014 to a loss of $1.1 million in the first quarter of 2015. The improvement was primarily due to fees paid on the total return swap in the first quarter of 2014. The total return swap was terminated in the second quarter of 2014 and therefore, there were no fees in the first quarter of 2015.
Fixed income securities gains were a net loss of $0.2 million in the first quarter of 2015, compared to gains of $30.9 million in the first quarter of 2014. The net gain recorded in the first quarter of 2014 was primarily due to sales of CDOs whose amortized cost was written down to fair value at December 31, 2013. The CDOs sold in the first quarter of 2014 had a carrying value of $577 million and were sold for $607 million. The Company had a small amount of CDO sales, $3.3 million, in the first quarter of 2015.

Noninterest Expense
Noninterest expense remained relatively flat and decreased by $0.6 million, or 0.2%, to $397.5 million in the first quarter of 2015, compared to the same prior year period. The decline in noninterest expense was primarily caused by a decline in other noninterest expense. The decline was partially offset by increases in salaries and employee benefits and the provision for unfunded lending commitments. The following are major components of noninterest expense line items impacting the first quarter change.
Salaries and employee benefits increased by $10.1 million, or 4.3%, during the first quarter of 2015, compared to the same prior year period. Most of the increase in salaries and employee benefits can be attributed to higher base salaries even though the number of full-time equivalent employees declined by 127 in the first quarter of 2015 compared to the first quarter of 2014. The overall headcount of the Company was 10,355 full-time equivalent employees as of March 31, 2015, compared to 10,482 at March 31, 2014. Staff reductions, primarily at several affiliate banks, were partially offset by increased headcount in specific areas, including the Company’s major systems projects, compliance and build-out of it enterprise risk management and stress testing functions.
Other noninterest expense for the first quarter of 2015 was $58.4 million, compared to $72.7 million for the same prior year period. The decrease is mostly the result of decreased write-downs of the FDIC indemnification asset. The balance of FDIC-supported/PCI loans has declined significantly since the first quarter of 2014, primarily due to paydowns and payoffs. The Company does not expect significant write-downs of the FDIC indemnification asset in 2015.

Income Taxes
The Company’s income tax expense for the first quarter of 2015 was $51.2 million compared to $56.1 million for the same period in 2014. The effective income tax rates, including the effects of noncontrolling interests, for both the first three months of 2015 and 2014 were 35.7%. The tax expense rates for both the first quarter of 2015 and 2014 benefited primarily from the nontaxability of certain income items.
The Company had a net deferred tax asset (“DTA”) balance of $213 million at March 31, 2015, compared to $224 million at December 31, 2014. The decrease in the DTA resulted primarily from the payout of accrued compensation and the reduction of unrealized losses in OCI related to the reclassification of CDO securities from HTM to AFS in the first quarter of 2015. Decreases in deferred tax liabilities related to premises and equipment and the deferred gain on the Company’s 2009 debt exchange partially offset some of the overall decrease in DTA.

Dividends on Preferred Stock
The Company’s dividends on preferred stock decreased in the first quarter of 2015 by $8.3 million from the same prior year period. The first quarter of 2014 included an $8.3 million dividend accrual due to the phase-in of semiannual dividends on a newly issued series of preferred stock.

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

The schedule referred to in our discussion of net interest income includes the average balances of the Company’s interest earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, such as money market investments or securities, while maintaining adequate levels of highly liquid assets. The current period of slow economic growth accompanied by the moderate loan demand experienced in recent quarters has made it difficult to achieve these goals. In 2014, the Company began to incrementally deploy some of its excess cash into short-to-medium duration pass-through agency securities that qualify as HQLA under new LCR and liquidity stress testing regulations. As a result of this and to improve yields, in the first quarter of 2015, the Company purchased $666 million at amortized cost of HQLA securities and is continuing these purchases because these securities currently have a higher yield than money market investments.

Average interest-earning assets were $53.1 billion for the first quarter of 2015, compared to $51.5 billion for the first quarter of 2014. Average interest-earning assets as a percentage of total average assets for the first three months of 2015 was 93.4%, compared to 93.0% in the corresponding prior year period.

Average loans and leases, were $40.2 billion and $39.1 billion for the first quarters of 2015 and 2014, respectively. Average loans and leases as a percentage of total average assets for the first three months of 2015 was 70.7% compared to 70.6% in the corresponding prior year period.

Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 1.6% to $8.0 billion for the first quarter of 2015, compared to $8.1 billion for the first quarter of 2014. Average securities increased by 16.2% since the first quarter of 2014. Average total deposits increased by 3.7% that resulted primarily from an increase in noninterest-bearing deposits and savings and money market deposits, while average loans and leases increased by 2.7% for the first quarter of 2015 compared to that of 2014. The increase in securities growth was due to an increase in the purchase of agency pass-through securities in efforts to deploy cash incrementally into HQLA securities and reduce the asset sensitivity of the Company. Loan growth increased slightly in the first quarter of 2015 as a result of increases in the commercial and industrial and CRE portfolios. However, due to the Company’s concentration limits, growth for the CRE portfolio was constrained. Additionally, loan growth was muted due to recent events in the energy sector that include paydowns resulting from refinancing that were driven in part by stronger capital markets activities within the energy sector, i.e., issuance of additional public and private equity debt.

Investment Securities Portfolio
We invest in securities to generate revenues for the Company; portions of the portfolio are also available as a source of liquidity. Refer to the “Liquidity Risk Management” section on page 80 for additional information on management of liquidity and funding and compliance with Basel III and LCR requirements. The following schedule presents a profile of the Company’s investment securities portfolio. The amortized cost amounts represent the Company’s original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 10 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	March 31, 2015			December 31, 2014
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$591	$591	$602	$608	$608	$620
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	—	79	39	57
	591	591	602	687	647	677
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	632	626	626	607	601	601
Agency guaranteed mortgage-backed securities	1,418	1,434	1,434	935	945	945
Small Business Administration loan-backed securities	1,588	1,596	1,596	1,544	1,552	1,552
Municipal securities	175	176	176	189	189	189
Asset-backed securities:
Trust preferred securities – banks and insurance	612	461	461	538	415	415
Other	5	5	5	6	6	6
	4,430	4,298	4,298	3,819	3,708	3,708
Mutual funds and other	153	153	153	137	136	136
	4,583	4,451	4,451	3,956	3,844	3,844
Total	$5,174	$5,042	$5,053	$4,643	$4,491	$4,521
The amortized cost of investment securities at March 31, 2015 increased by 11.4% from the balances at December 31, 2014, primarily due to an increase in the purchases of short-to-medium duration agency pass-through securities that were generally funded through reduction of interest-bearing deposits. There were additional increases in other agency securities, Small Business Administration loan-backed securities, and mutual funds and other, offset by a slight decline in amortized cost of the CDO and municipal securities.

During the first quarter of 2015, we reclassified all of the remaining HTM CDO securities, or approximately $79 million at amortized cost, to AFS securities. We took this action as a result of the most recent Dodd-Frank Act stress test results and the treatment of the CDO securities under the new Basel III capital and risk weighting rules that became effective January 1, 2015. The reclassification provided the Company with greater flexibility in the management of these securities. Current accounting guidance allows for the reclassification of HTM to AFS securities, without calling into question the entity’s intent to hold other debt securities to maturity, when there has been a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes. No gain or loss was recognized in the statement of income at the time of reclassification.

As of March 31, 2015, 2.8% of the $4.5 billion fair value of the AFS securities portfolio was valued at Level 1, 87.2% was valued at Level 2, and 10.0% was valued at Level 3 under the GAAP fair value accounting hierarchy. At December 31, 2014, 2.7% of the $3.8 billion fair value of AFS securities portfolio was valued at Level 1, 86.8% was valued at Level 2, and 10.5% was valued at Level 3. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

The amortized cost of AFS investment securities valued at Level 3 was $595 million at March 31, 2015 and the fair value of these securities was $446 million. The securities valued at Level 3 were comprised of primarily bank and insurance trust preferred CDOs and municipal securities. For these Level 3 securities, net pretax unrealized losses recognized in OCI at March 31, 2015 were $149 million. As of March 31, 2015, we believe we would receive, if

ZIONS BANCORPORATION AND SUBSIDIARIES

held to their maturity, at least the amortized cost amounts of the Level 3 AFS securities. This expectation applies to both those securities for which OTTI has been recognized and those for which no OTTI has been recognized.

Applicable accounting guidance precludes the use of “blockage factors” or liquidity adjustments due to the quantity of securities held by the Company in the determination of estimated fair value. All of the Company’s CDO securities are valued under Level 3. The Company’s ability to sell in a short period of time a substantial portion of its CDO securities at the indicated estimated fair values is highly dependent upon then-current market conditions. The market for such securities, which showed substantial improvement during 2014 and has remained stable in 2015, remains difficult to predict. The Company may execute additional CDO sales in future quarters which may result in net losses. Please refer to Notes 5 and 10 of the Notes to Consolidated Financial Statements for more information.

The remaining CDO portfolio is primarily comprised of original AAA rated securities. All securities are current with regard to interest payments. Approximately one-third of the portfolio, by amortized cost, is the most senior class of debt of the CDO and hence is entitled to and is receiving principal paydowns. The Company has not identified any credit impairment on the remaining CDO securities since the quarter ending March 31, 2013. The Company continues to observe ratings upgrades and attributes the ratings upgrades by one or more NRSROs during 2014 and continuing into 2015 to improvements in over-collateralization ratios and deleveraging combined with certain less severe rating agency assumptions and methodologies.

CDO Bank Collateral Deferral Experience
The Company’s loss and recovery experience on defaults as of March 31, 2015 (and our Level 3 modeling assumption) is essentially a 100% loss on defaulted bank collateral in CDOs, although we have, to date, received several, generally small, recoveries on a few defaults. Securities sales during 2014 resulted in the Company reducing its exposure to some unresolved deferring banks. At March 31, 2015, the Company had exposure to 34 deferring issuers of which 23 were in their initial five-year deferral period. We continue to expect that future losses on these deferrals may result from actions other than bank failures, primarily holding company bankruptcies and debt restructurings.

A significant number of previous deferrals have resumed interest payments; 166 issuing banks have either come current and resumed interest payments on their trust preferred securities or have announced they intend to do so at the next payment date. Banks may come current on their trust preferred securities for one or more quarters and then re-defer. Such re-deferral has occurred in 11 of the 34 banks that are currently deferring. Further information on the Company’s valuation process is detailed in Note 10 of the Notes to Consolidated Financial Statements.

CDO Internal Model Assumption Changes in 2015
The Company had no assumption changes for the first quarter of 2015. The Company reduced discount rates and prepayment assumptions on CDO securities during 2014. Neither assumption change was material to either fair value estimates or credit impairment considerations during 2014. The Company incorporates modeling assumptions and trade information into the process used to estimate fair value. Trade information for both 2014 and the first quarter of 2015 included sales of CDO securities by the Company and by third parties.

During the first quarter of 2015, the market level discount rates applicable to bank CDOs rose slightly and fair values declined very slightly. During 2014, the market level discount rates applicable to bank CDOs declined substantially and fair values rose.

Other-Than-Temporary Impairment – Investments in Debt Securities
We review investments in debt securities each quarter for the presence of OTTI. The identification of OTTI occurs when the valuation of securities under an internal income-based cash flow model or a third party valuation service produces a loss-adjusted expected cash flow. The amount of the credit component of OTTI is calculated by

ZIONS BANCORPORATION AND SUBSIDIARIES

discounting this loss-adjusted cash flow at the security-specific effective interest rate and comparing that value to the Company’s amortized cost of the security.

We review the relevant facts and circumstances each quarter to assess our intentions regarding any potential sales of securities, as well as the likelihood that we would be required to sell prior to recovery of amortized cost for AFS securities and prior to maturity for HTM securities. At March 31, 2015, for each AFS security whose fair value was below amortized cost, we have not determined an intent to sell the security, and that it was not more likely than not we would be required to sell the security before recovery of its amortized cost basis. For each HTM security whose fair value was below amortized cost, we have determined that it was not more likely than not we would be required to sell the security before maturity.

During the first quarter of 2015, no credit-related impairment was identified. We evaluate the difference between the fair value and the amortized cost of each security and identify if any of the difference is due to credit. The credit component of the difference is recognized by writing down the amortized cost of each security found to have OTTI.

Exposure to State and Local Governments
The Company provides multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and the Company invests in securities issued by the municipalities.
The following schedule summarizes the Company’s exposure to state and local municipalities.
MUNICIPALITIES

(In millions)	March 31, 2015	December 31, 2014

Loans and leases	$555	$521
Held-to-maturity – municipal securities	591	608
Available-for-sale – municipal securities	176	189
Available-for-sale – auction rate securities	5	5
Trading account – municipal securities	55	53
Unfunded lending commitments	62	58
Total direct exposure to municipalities	$1,444	$1,434

At March 31, 2015, $1.0 million of loans to one municipality were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 90% of the outstanding credits were originated by Zions Bank, CB&T, Amegy, and Vectra. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
All municipal securities are reviewed quarterly for OTTI; see Note 5 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local government entities and are purchased through private placements, often in situations in which one of the Company’s subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. As of March 31, 2015, the AFS municipal securities were issued by issuers with investment-grade ratings from one or more major credit rating agencies and were rated investment-grade as of March 31, 2015. The Company also underwrites municipal bonds and sells most of them to third party investors.
Foreign Exposure and Operations
The Company has de minimis credit exposure to foreign sovereign risks and does not believe its total foreign credit exposure is material. The Company does not have significant foreign exposure for its derivative counterparties. Foreign loans to non-sovereign entities consist primarily of commercial and industrial loans and totaled $161 million at March 31, 2015 and $144 million at December 31, 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s foreign operations are comprised of Amegy operating a branch in Grand Cayman, Grand Cayman Islands, B.W.I. In April 2014, Zions Bank closed its branch in the Grand Cayman Islands. Amegy’s foreign branch only accepts deposits from qualified domestic customers. While deposits in this branch are not subject to FRB reserve requirements, there are no federal or state income tax benefits to the Company or any customers as a result of these operations. Foreign deposits were $383 million at March 31, 2015 and $328 million at December 31, 2014.

Loan Portfolio
For the first quarters of 2015 and 2014, average loans and leases accounted for 70.7% and 70.6%, respectively, of total average assets. As displayed in the following schedule, commercial and industrial loans were the largest category and constituted 33.0% of the Company’s loan portfolio at March 31, 2015. Construction and land development loans were 5.1% at March 31, 2015 and 5.0% at December 31, 2014.

LOAN PORTFOLIO

	March 31, 2015		December 31, 2014
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,264	33.0%	$13,163	32.9%
Leasing	407	1.0	409	1.0
Owner occupied	7,310	18.2	7,351	18.3
Municipal	555	1.4	521	1.3
Total commercial	21,536	53.6	21,444	53.5
Commercial real estate:
Construction and land development	2,045	5.1	1,986	5.0
Term	8,088	20.1	8,127	20.3
Total commercial real estate	10,133	25.2	10,113	25.3
Consumer:
Home equity credit line	2,315	5.8	2,321	5.8
1-4 family residential	5,213	13.0	5,201	13.0
Construction and other consumer real estate	373	0.9	371	0.9
Bankcard and other revolving plans	407	1.0	401	1.0
Other	203	0.5	213	0.5
Total consumer	8,511	21.2	8,507	21.2
Total net loans	$40,180	100.0%	$40,064	100.0%

As of March 31, 2015, loans and leases were $40.2 billion, reflecting a 0.3% increase from December 31, 2014. The increase is primarily attributable to new loan originations, as well as a decrease in paydowns and charge-offs of existing loans.
Most of the loan portfolio growth during the first three months of 2015 occurred in commercial and industrial, commercial construction and land development, municipal, and 1-4 family residential loans. The impact of these increases was partially offset by declines in commercial owner occupied, and commercial real estate term loans. The loan portfolio increased primarily at Amegy, NBAZ, and Vectra, while balances declined at NSB and Zions Bank.
Commercial owner occupied loans declined due to the runoff and attrition of the National Real Estate portfolio at Zions Bank, which is expected to continue in 2015. The National Real Estate business is a wholesale business that depends upon loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
We expect overall loan and lease growth to increase at a moderate pace in 2015. We also expect to continue to limit construction and land development loan commitment growth for the foreseeable future as part of management’s actions to improve the risk profile of the Company’s loans and to reduce portfolio concentration risk.

ZIONS BANCORPORATION AND SUBSIDIARIES

Since 2009, CB&T and NSB have had loss sharing agreements with the FDIC that provided indemnification for credit losses of acquired loans and foreclosed assets up to specified thresholds. The last of the agreements for commercial loans, which comprised the major portion of the acquired portfolio, expired as of September 30, 2014. The agreements for 1-4 family residential loans will expire in 2019. In previous periods, the FDIC-supported loan balances were presented separately in schedules within MD&A and in other disclosures, and included PCI loans, as discussed in Note 6 of the Notes to Consolidated Financial Statements. Due to declining balances, for all years presented herein, the FDIC-supported/PCI loans have been reclassified to their respective loan segments and classes.

Other Noninterest-Bearing Investments
The following schedule sets forth the Company’s other noninterest-bearing investments.
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	March 31, 2015	December 31, 2014

Bank-owned life insurance	$479	$476
Federal Home Loan Bank stock	103	104
Federal Reserve stock	121	121
Farmer Mac stock	26	26
SBIC investments	95	86
Non-SBIC investment funds	37	44
Others	9	9
	$870	$866

Premises and Equipment
Premises and equipment increased $15 million, or 1.8%, during the first three months of 2015 due to capitalized costs associated with development of a new corporate facility for the Company’s Amegy Bank subsidiary in Texas, and additionally from the capitalization of eligible costs related to the development of the Company’s new lending, deposit and reporting systems.

Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first quarter of 2015 increased by 3.7%, compared to the first quarter of 2014, with average interest-bearing deposits decreasing by 1.0% and average noninterest-bearing deposits increasing by 10.7%. The increase in noninterest-bearing deposits was largely driven by increased deposits from retail and business customers. The average interest rate paid for interest-bearing deposits was 1 bp lower during the first quarter of 2015 compared to the first quarter of 2014.

Core deposits at March 31, 2015, which exclude time deposits larger than $100,000 and brokered deposits, increased by 1%, or $306 million, from December 31, 2014. The increase was mainly due to an increase in noninterest-bearing demand deposits, and a slight increase in foreign deposits, offset by a decrease in interest-bearing domestic savings, money market, and time deposits.

Demand and savings and money market deposits remained relatively unchanged at 94.3% of total deposits both at March 31, 2015 and December 31, 2014.

During the first quarter and throughout 2014, the Company maintained a low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At March 31, 2015 and December 31, 2014, total deposits included $118 million and $108 million, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 80 for additional information on funding and borrowed funds.

ZIONS BANCORPORATION AND SUBSIDIARIES

RISK ELEMENTS
Since risk is inherent in substantially all of the Company’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. The Board of Directors has appointed a Risk Oversight Committee (“ROC”) that consists of appointed Board members who oversee the Company’s risk management processes. Management applies various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity, and operational risks.

Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from the Company’s lending activities, as well as from off-balance sheet credit instruments.

Centralized oversight of credit risk is provided through credit policies, credit administration, and credit examination functions at the Parent. We separate the lending function from the credit administration function, which strengthens control over, and the independent evaluation of, credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions at the local affiliate bank level. In addition, the Company has a well-defined set of standards for evaluating its loan portfolio and management utilizes a comprehensive loan grading system to determine the risk potential in the portfolio. Furthermore, an independent internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration and compliance with lending policies. Reports thereon are submitted to management and to the ROC. New, expanded, or modified products and services, as well as new lines of business, are approved by the corporate New Product Review Committee.

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

The credit quality of the Company’s loan portfolio remained strong during the first three months of 2015. Nonperforming lending-related assets at March 31, 2015 increased by 22.7% and decreased by 9.4% from December 31, 2014, and March 31, 2014, respectively. Gross charge-offs for the first quarter of 2015 declined to $20.2 million from $35.5 million in the fourth quarter of 2014. Net charge-offs decreased to $(16.9) million from $17.2 million for the same periods.

ZIONS BANCORPORATION AND SUBSIDIARIES

Government Agency Guaranteed Loans
The Company participates in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Deposit Insurance Corporation, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of March 31, 2015, the guaranteed portion of these loans was approximately $420 million. Most of these loans were guaranteed by the Small Business Administration.
The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Amounts in millions)	March 31, 2015	Percent guaranteed	December 31, 2014	Percent guaranteed

Commercial	$515	76%	$539	76%
Commercial real estate	17	77	19	77
Consumer	17	87	17	86
Total loans	$549	76	$575	76

Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	March 31, 2015		December 31, 2014
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,359	11.0%	$2,418	11.4%
Manufacturing	2,359	11.0	2,305	10.7
Mining, quarrying and oil and gas extraction	2,265	10.5	2,277	10.6
Retail trade	1,942	9.0	1,924	9.0
Wholesale trade	1,735	8.0	1,638	7.6
Transportation and warehousing	1,329	6.2	1,294	6.0
Healthcare and social assistance	1,325	6.2	1,347	6.3
Finance and insurance	1,165	5.4	1,168	5.5
Construction	1,036	4.8	1,027	4.8
Accommodation and food services	964	4.5	911	4.2
Professional, scientific and technical services	898	4.2	884	4.1
Other [1]	4,159	19.2	4,251	19.8
Total	$21,536	100.0%	$21,444	100.0%

[1]	No other industry group exceeds 4%.

Energy-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction; manufacturing; and transportation and warehousing; contain certain loans categorized by the Company as energy-related. At March 31, 2015, the Company had approximately $5.8 billion of total energy-related credit exposure and $3.2 billion of primarily oil and gas energy-related loan balances. The distribution of energy-related loans by customer market segment is shown in the following schedule.

ZIONS BANCORPORATION AND SUBSIDIARIES

ENERGY-RELATED EXPOSURE 1

(Amounts in millions)	March 31, 2015	December 31, 2014

Loans and leases
Oil and gas-related	$3,157	$3,073
Alternative energy	232	225
Total loans and leases	3,389	3,298
Unfunded lending commitments	2,451	2,731
Total credit exposure	$5,840	$6,029

Private equity investments	$20	$21

Distribution of oil and gas-related balances
Upstream – exploration and production	34%	34%
Midstream – marketing and transportation	21	19
Downstream – refining	4	4
Other non-services	2	2
Oilfield services	30	31
Energy service manufacturing	9	10
Total loans and leases	100%	100%

[1]
Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as energy-related, including a particular segment of energy-related activity, e.g., upstream or downstream. The December 31, 2014 numbers in the preceding schedule have been adjusted to remove certain credits which, upon review, were determined not to be energy-related.

The Company’s overall balance of oil and gas-related loans increased 2.7% to $3.2 billion. Exploration and production balances increased approximately 2.6%, while energy services loan balances declined approximately 3.9% from the prior quarter. Unfunded energy-related lending commitments declined by $280 million, or 10% during the quarter; a majority of this reduction occurred in non-reserve-based commitments.

As of March 31, 2015, $65 million, or 2.1%, of the $3.2 billion outstanding oil and gas energy-related loan balances were nonaccruing, compared to $17 million, or 0.5%, at December 31, 2014. Approximately 93% of the March 31, 2015 energy-related nonaccruing loans were current as to principal and interest payments. Classified energy-related credits increased to $295 million at March 31, 2015 from $134 million at December 31, 2014.

The Company’s historical energy lending performance has been strong despite significant volatility in both oil and natural gas prices. Losses following the 2008-2009 period of oil and gas price declines and volatility were modest. Energy-related classified loans increased significantly during this last economic downturn, nonperforming loans increased much more modestly, and annual losses were relatively minor (approximately 1% in the peak year of 2010). The Company’s cumulative energy-related net charge-offs over the last five years have been lower than the cumulative net loss rate of general commercial and industrial lending during that same time period.

Upstream
Upstream exploration and production loans comprised approximately 34% of the Company’s energy-related exposure as of March 31, 2015. Many upstream borrowers have relatively balanced production between oil and gas.

The Company uses disciplined underwriting practices to mitigate the risk associated with its upstream lending activities. Upstream loans are made to reserve-based borrowers where more than 90% of those loans are collateralized by the value of the borrower’s oil and gas reserves. The Company’s oil and gas price deck, the pricing applied to a borrower’s reserves for underwriting purposes, has generally been below the NYMEX strip, i.e., the average of the daily settlement prices of the next 12 months’ futures contracts. Through the use of independent

ZIONS BANCORPORATION AND SUBSIDIARIES

Company and third party engineers and conservative underwriting, the Company applies multiple discounts. These discounts often range from 10-40% of the value of the collateral in determining the borrowing base (commitment), and help protect credit quality against significant commodity price declines. Further, reserve-based commitments are subject to a borrowing base redetermination based on then-current energy prices, typically every six months. Generally, the Company has, at its option, the right to conduct additional redeterminations during the year. Borrowing bases for clients are usually set at 60-70% of available collateral after an adjustment for the discounts described above.

In the fourth quarter of 2014, we were quick to initiate the process of reviewing our energy-related loans and reaching out to all of our energy-related borrowers. As of March 31, 2015, we have completed the borrowing base redetermination of about one-fifth of our upstream portfolio. On a weighted average basis for this segment of the portfolio, the borrowing base declined by about 12%, although a few borrowers experienced an increase in the borrowing base, due to factors such as the development of additional reserves. As a result of our review, several credits were downgraded. We expect that as the borrowing base redetermination process is completed in the near future, we are likely to experience further downgrades.

Upstream borrowers generally do not draw the maximum available funding on their lines, which provides the borrower additional liquidity and flexibility. The line utilization rate for upstream borrowers was approximately 64% at March 31, 2015. This unused commitment gives us the ability in some cases to reduce the borrowing base commitment through the redetermination process without creating a borrowing base deficiency (where outstanding debt exceeds the new borrowing base). Nevertheless, our loan agreements generally require the borrowers to maintain a certain amount of equity. Therefore, if the loan to collateral value exceeds an acceptable limit, we work with the borrowers to reinstate an acceptable collateral-value threshold.

An additional metric that the Company considers in its underwriting is a borrower’s oil and gas price hedging practices. A significant portion of the Company’s reserve-based borrowers are hedged. Of the upstream borrower’s risk-based estimated oil production projected in 2015, approximately 50% is hedged based on weighted average commitments and the latest data provided by the borrowers.

Midstream
Midstream marketing and transportation loans comprised approximately 21% of the Company’s energy-related exposure as of March 31, 2015. Loans in this segment are made to companies that gather, transport, treat and blend oil and natural gas, or that provide services to similar companies. The assets owned by these borrowers, which make this activity possible, are field-level gathering systems (small diameter pipe), pipelines (medium/large diameter pipe), tanks, trucks, rail cars, various water-based vessels and natural gas treatment plants. Our midstream loans are secured by these assets, unless the borrower is rated investment-grade. A significant portion of our midstream borrowers’ revenues are derived from fee-based contracts, giving them limited exposure to commodity price risk. Since lower oil and gas prices slow the drilling and development of new oil and natural gas, but do not normally result in significant numbers of producing wells being shut in, volumes of oil and gas flowing through midstream systems usually remain relatively stable throughout oil and natural gas price cycles. During the 2008-2009 period of oil and gas price volatility, classified loans in the midstream segment peaked at a lower level than the upstream and energy services segments.

Energy Services
Energy service loans, which include oilfield services and energy service manufacturing comprised approximately 39% of the Company’s energy-related exposure as of March 31, 2015. Energy service loans include borrowers that have a concentration of revenues to the energy industry. However, many of these borrowers provide a broad range of products and services to the energy industry, and are not subject to the same volatility as new drilling activities. Many of these borrowers are diversified geographically and service both oil and gas-related drilling and production.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Risk Management of the Energy-Related Portfolio
The Company applies concentration limits and disciplined underwriting to its entire energy-related portfolio in order to limit its risk exposure. Concentration limits on energy-related lending, coupled with adherence to the Company’s underwriting standards, served to constrain loan growth during the past several quarters. As an indicator of the diversity of our energy-related portfolio’s size, the average amount of our commitments is approximately $8 million, with approximately 60% of the commitments less than $30 million. The portfolio contains only senior loans – no junior or second lien positions; additionally, the Company cautiously approaches making first lien loans to borrowers that employ excessive leverage through the use of junior lien loans or unsecured layers of debt. More than 90% of the total energy-related portfolio is secured by reserves, equipment, real estate, and other collateral, or a combination of collateral types. Lending arrangements that are not secured are generally to investment-grade borrowers.

The Company participates as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which are generally larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is approximately 80% in the upstream portfolio, 77% in the midstream portfolio, and 51% in the energy services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, the Company provides ancillary banking services to these borrowers, further evidencing this direct relationship.

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

During the first quarter of 2015, a number of the Company’s energy-related lending customers took significant steps to mitigate risk, including pay-downs resulting from refinancing that was driven in part by stronger capital markets activities within the energy sector (including issuance of additional public and private equity and debt).

Due to continued weakness in oil and gas prices, the Company took steps this quarter to review a number of energy-related credits prior to the regularly scheduled borrowing base redetermination. This action resulted in some credits being regraded. These steps were consistent with the Company’s effort to mitigate credit risks. The pattern of a significant increase in graded or classified energy loans as well as the increase in nonaccrual energy loans is generally consistent with prior cycles.

Adjustments made by energy industry participants appear to be occurring more rapidly in this cycle, including for example, reducing drilling activity and raising additional capital. However, additional increases in energy-related classified loans and decreases in unfunded commitments are likely to occur during the second quarter of 2015 as the Company completes its semiannual borrowing base redetermination process. The Company considers these and other factors when establishing the level of the allowance for credit losses. During the six-month period beginning September 30, 2014, as energy prices declined significantly, Amegy Bank increased its allowance for credit losses by $55 million.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	3/31/2015	$1,136	$2,755	$413	$542	$1,303	$1,055	$273	$611	$8,088	79.8%
% of loan type		14.0%	34.1%	5.1%	6.7%	16.1%	13.0%	3.4%	7.6%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2015	0.1%	0.2%	—%	0.5%	0.4%	0.1%	0.2%	0.3%	0.2%
	12/31/2014	—%	0.1%	—%	0.4%	—%	0.6%	0.3%	0.2%	0.2%
≥ 90 days	3/31/2015	0.1%	0.4%	—%	0.9%	0.2%	0.7%	0.5%	0.6%	0.4%
	12/31/2014	0.1%	0.6%	—%	0.6%	0.1%	0.3%	0.3%	1.0%	0.4%
Accruing loans past due 90 days or more	3/31/2015	$—	$12	$—	$5	$—	$3	$1	$1	$22
	12/31/2014	—	12	—	4	—	3	1	—	20
Nonaccrual loans	3/31/2015	$7	$5	$1	$3	$6	$5	$—	$11	$38
	12/31/2014	2	8	1	1	2	1	—	10	25
Residential construction and land development
Balance outstanding	3/31/2015	$54	$316	$48	$7	$248	$98	$18	$16	$805	7.9%
% of loan type		6.7%	39.3%	6.0%	0.9%	30.8%	12.2%	2.2%	1.9%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2015	—%	0.4%	—%	—%	0.1%	—%	—%	—%	0.2%
	12/31/2014	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	3/31/2015	—%	—%	—%	—%	2.3%	—%	—%	—%	0.7%
	12/31/2014	—%	—%	—%	—%	2.6%	—%	—%	—%	0.8%
Accruing loans past due 90 days or more	3/31/2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2014	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2015	$—	$—	$—	$—	$6	$—	$—	$—	$6
	12/31/2014	—	—	—	—	7	—	—	—	7
Commercial construction and land development
Balance outstanding	3/31/2015	$75	$289	$87	$70	$388	$257	$24	$50	$1,240	12.3%
% of loan type		6.1%	23.3%	7.0%	5.6%	31.3%	20.7%	2.0%	4.0%	100%
Delinquency rates [2]:
30-89 days	3/31/2015	2.5%	—%	—%	—%	0.1%	0.1%	—%	—%	0.2%
	12/31/2014	—%	0.5%	0.1%	—%	0.2%	0.1%	—%	—%	0.2%
≥ 90 days	3/31/2015	—%	1.2%	—%	—%	0.9%	0.2%	—%	—%	0.6%
	12/31/2014	—%	0.9%	—%	—%	0.9%	—%	—%	—%	0.5%
Accruing loans past due 90 days or more	3/31/2015	$—	$2	$—	$—	$—	$1	$—	$—	$3
	12/31/2014	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2015	$—	$2	$—	$—	$3	$11	$—	$—	$16
	12/31/2014	—	2	—	—	4	11	—	—	17
Total construction and land development	3/31/2015	$129	$605	$135	$77	$636	$355	$42	$66	$2,045
Total commercial real estate	3/31/2015	$1,265	$3,360	$548	$619	$1,939	$1,410	$315	$677	$10,133	100.0%
1No other geography exceeds $77 million for all three loan types.
2Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 23% of the CRE term loans consist of mini-perm loans as of March 31, 2015. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 77% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.

Approximately $200 million, or 16%, of the commercial construction and land development portfolio at March 31, 2015 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements (required equity infusions upon a decline in value of the collateral) are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.

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

Advance rates (i.e., loan commitments) will vary based on the viability of the project and the creditworthiness of the sponsor, but our guidelines generally limit advances to 50% for raw land, 65% for land development, 65% for finished commercial lots, 75% for finished residential lots, 80% for pre-sold homes, 75% for models and homes not under contract, and 75% for commercial properties. Exceptions may be granted on a case-by-case basis.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

The Company is engaged in home equity credit line (“HECL”) lending. At March 31, 2015, the Company’s HECL portfolio totaled $2.3 billion. Approximately $1.2 billion of the portfolio is secured by first deeds of trust, while the remaining $1.1 billion is secured by junior liens.

As of March 31, 2015, loans representing approximately 4% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our

ZIONS BANCORPORATION AND SUBSIDIARIES

loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.

More than 95% of the Company’s HECL portfolio is still in the draw period, and approximately 34% is scheduled to begin amortizing within the next five years. The Company regularly analyzes the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized credit losses for the HECL portfolio were -1 bps and 3 bps for the first three months of 2015 and 2014, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.

Nonperforming Assets
Nonperforming lending-related assets as a percentage of loans and leases and OREO increased slightly to 0.99% at March 31, 2015, compared to 0.81% at December 31, 2014.

Total nonaccrual loans at March 31, 2015 increased by $75 million from December 31, 2014. The increase is primarily due to increases in energy-related loans at Amegy Bank, the vast majority of which are current with payments, while other commercial and industrial loans, commercial owner occupied loans, and commercial real estate term loans also experienced modest increases. Aside from Amegy Bank, the largest total increases in nonaccrual loans occurred at Zions Bank, NBAZ, and Vectra.

The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” following for more information. Company policy does not allow for the conversion of nonaccrual construction and land development loans to commercial real estate term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information.

The following schedule sets forth the Company’s nonperforming lending-related assets:

NONPERFORMING LENDING-RELATED ASSETS

(Amounts in millions)	March 31, 2015	December 31, 2014

Nonaccrual loans [1]	$382	$307
Other real estate owned	17	19
Total nonperforming lending-related assets	$399	$326

Ratio of nonperforming lending-related assets to net loans and leases[1] and other real estate owned	0.99%	0.81%
Accruing loans past due 90 days or more	$32	$29
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.08%	0.07%
Nonaccrual loans and accruing loans past due 90 days or more	$414	$336
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	1.03%	0.84%
Accruing loans past due 30 - 89 days	$97	$86
Nonaccrual loans current as to principal and interest payments	55.2%	50.4%
1 Includes loans held for sale.

Restructured Loans
TDRs are loans that have been modified to accommodate a borrower that is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider. TDRs declined 10% during

ZIONS BANCORPORATION AND SUBSIDIARIES

the first three months of 2015, mainly due to payments and payoffs. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely principal and interest payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments on the B note until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged off, but the obligation is not forgiven to the borrower, and any payments collected on the B notes are accounted for as recoveries. The outstanding carrying value of loans restructured using the A/B note strategy was approximately $86 million at March 31, 2015 and $112 million at December 31, 2014.
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

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	March 31, 2015	December 31, 2014
(In millions)

Restructured loans – accruing	$199	$245
Restructured loans – nonaccruing	110	98
Total	$309	$343

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

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended March 31,
(In millions)	2015	2014

Balance at beginning of period	$343	$481
New identified TDRs and principal increases	13	14
Payments and payoffs	(46)	(33)
Charge-offs	(1)	(1)
No longer reported as TDRs	—	(11)
Sales and other	—	(1)
Balance at end of period	$309	$449

Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, the Company’s loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014	Three Months Ended March 31, 2014

Loans and leases outstanding (net of unearned income)	$40,180	$40,064	$39,198
Average loans and leases outstanding (net of unearned income)	$40,179	$39,523	$39,125
Allowance for loan losses:
Balance at beginning of period	$605	$746	$746
Provision charged against earnings	(2)	(98)	(1)
Adjustment for FDIC-supported/PCI loans	—	(1)	(1)
Charge-offs:
Commercial	(16)	(77)	(10)
Commercial real estate	(1)	(15)	(8)
Consumer	(3)	(14)	(3)
Total	(20)	(106)	(21)
Recoveries:
Commercial	21	41	8
Commercial real estate	14	12	3
Consumer	2	11	2
Total	37	64	13
Net loan and lease charge-offs	17	(42)	(8)
Balance at end of period	$620	$605	$736

Ratio of annualized net charge-offs to average loans and leases	(0.17)%	0.11%	0.08%
Ratio of allowance for loan losses to net loans and leases, at period end	1.54%	1.51%	1.88%
Ratio of allowance for loan losses to nonperforming loans, at period end	162.28%	197.18%	183.47%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	149.90%	180.03%	167.54%

The total ALLL increased during the first three months of 2015 by $15 million due to the slight deterioration in various credit metrics primarily related to the energy-related loans at Amegy Bank; other credit metric trends not related to energy lending were generally stable. During the six-month period beginning September 30, 2014, as energy prices have declined significantly, Amegy Bank has increased its ACL by $55 million. This increase was partially offset by a reduction in the allowance elsewhere, due to favorable changes in credit quality outside of the energy industry.
The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the Company’s balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve increased by $1.2 million compared to December 31, 2014, and decreased by $6.4 million from March 31, 2014.
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

Due to the low level of rates and the natural lower bound of zero for market indices, there is limited sensitivity to falling rates at the current time, and we have tended to operate near interest rate risk “triggers” and appetites noted in the following schedule. However, if interest rates remain at their current historically low levels, given the Company’s asset sensitivity, we would expect the Company’s net interest margin to be under continuing modest pressure assuming a balance sheet that is static in size. In order to mitigate this pressure and to increase holdings in HQLA securities, in 2014, we began deploying cash into short-to-medium duration agency pass-through securities. In the first quarter of 2015, we purchased HQLA securities of $666 million at amortized cost and are continuing these purchases. Over time these purchases are expected to somewhat reduce our asset sensitivity compared to previous periods.

Interest Rate Risk Measurement
We monitor interest rate risk through the use of two complementary measurement methods: net interest income simulation and Economic Value of Equity at Risk (“EVE”). In the net interest income simulation method, we analyze the expected change in net interest income in response to changes in interest rates. In the EVE method, we measure the expected changes in the fair value of equity in response to changes in interest rates.

Net interest income simulation is an estimate of the total net interest income that would be recognized under different rate environments. Net interest income is measured under several parallel and nonparallel interest rate environments and deposit repricing assumptions, taking into account an estimate of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower rate environment). The Company’s policy contains a trigger for a 10% decline in rate sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps. This trigger and risk capacity apply to both the fast and the slow deposit assumptions.

EVE is calculated as the fair value of all assets and derivative instruments minus the fair value of liabilities. We measure changes in the dollar amount of EVE for parallel shifts in interest rates. Due to embedded optionality and asymmetric rate risk, changes in EVE can be useful in quantifying risks not apparent for small rate changes. Examples of such risks may include out-of-the-money interest rate caps (or limits) on loans, which have little effect under small rate movements but may become important if large rate changes were to occur, or substantial prepayment deceleration for low rate mortgages in a higher rate environment. The Company’s policy is to limit declines in EVE to 4% per 100 bps movement in interest rates in either direction. The following schedule presents the formal EVE limits adopted by the Company’s Board of Directors. Changes or exceptions to the EVE limits are subject to notification and approval by the Risk Oversight Committee of the Company’s Board of Directors.

ZIONS BANCORPORATION AND SUBSIDIARIES

ECONOMIC VALUE OF EQUITY DECLINE LIMITS

Parallel change in interest rates	Trigger decline in EVE	Risk capacity decline in EVE

+/- 100 bps	3%	4%
+/- 200 bps	6%	8%
+/- 300 bps	9%	12%

New Interest Rate Risk Model and Comparisons
As discussed in the Company’s 2014 Annual Report on Form 10-K, in the first quarter of 2015, we adopted a new model to estimate the impact to net interest income and to EVE from changes in interest rates. We made the change because the new model is believed to better reflect customer behavior, particularly with regard to dynamic prepayment speeds (i.e., incrementally slower prepayment speeds on mortgages with incrementally higher interest rate changes) and deposit characteristics (i.e., faster deposit product migration to interest-bearing accounts for larger deposit balances). We ran both models in parallel for several months and members of ALCO scrutinized the results. Additionally, rigorous statistical validation of the new model was conducted prior to its adoption. The results of both the old model and the new model are shown below for comparison purposes.

Regardless of the model used, estimating the impact on net interest income and EVE requires that we assess a number of variables and make various assumptions in managing the Company’s exposure to changes in interest rates. The assessments address deposit withdrawals and deposit product migration (e.g., customers moving money from checking accounts to certificates of deposit), competitive pricing (e.g., existing loans and deposits are assumed to roll into new loans and deposits at similar spreads relative to benchmark interest rates), loan and security prepayments, and the effects of other similar embedded options. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, we estimate ranges of possible net interest income and EVE results under a variety of assumptions and scenarios. The modeled results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings and money market accounts, and also to prepayment assumptions used for loans with prepayment options. We use historical regression analysis as a guide to setting such assumptions; however, due to the current low interest rate environment, which has little historical precedent, estimated deposit durations may not reflect actual future results. Additionally, competition for funding in the marketplace has and may again result in changes of deposit pricing on interest-bearing accounts that is greater or less than changes in benchmark interest rates such as LIBOR or the federal funds rate.

Under most rising interest rate environments, we would expect some customers to move balances in demand deposits to interest-bearing accounts such as money market, savings, or CDs. The models are particularly sensitive to the assumption about the rate of such migration. In order to capture the sensitivity of our models to this risk, we estimate a range of possible outcomes for interest sensitivity under “fast” and “slow” movements of client funds out of noninterest-bearing deposits and into interest-bearing sources of funds.

In addition, we assume certain correlation rates, often referred to as a “deposit beta,” of interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared to changes in benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation rate, while interest-on-checking accounts are assumed to have a lower correlation rate. Actual results may differ materially due to factors including competitive pricing, money supply, credit worthiness of the Company, and so forth; however, the Company uses its historical experience as well as industry data to inform its assumptions.

ZIONS BANCORPORATION AND SUBSIDIARIES

The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule:

	As of March 31, 2015
	Fast		Slow
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	2.2%	1.3%	2.7%	1.9%
Money market	1.4%	1.2%	1.8%	1.6%
Savings and interest on checking	2.7%	1.9%	3.2%	2.7%

As of the dates indicated and incorporating the assumptions previously described, the following schedule shows the Company’s estimated percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.

INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	As of March 31, 2015
	Parallel shift in rates (in basis points)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(2.0)%	—%	8.0%	14.4%	18.9%
Slow	(2.4)%	—%	10.8%	20.8%	29.6%
1 Assumes rates cannot go below zero in the negative rate shift.

For comparative purposes, we applied the new model to the December 31, 2014 balances; these results are presented in the following schedule.

	As of December 31, 2014
	Parallel shift in rates (in basis points)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(2.6)%	—%	7.8%	14.1%	18.7%
Slow	(3.0)%	—%	10.7%	20.7%	29.6%
1 Assumes rates cannot go below zero in the negative rate shift.

As of the dates indicated and incorporating the assumptions previously described, the following schedule shows the Company’s estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps.

CHANGES IN ECONOMIC VALUE OF EQUITY

	As of March 31, 2015
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	0.4%	—%	2.8%	3.8%	3.1%
Slow	(0.9)%	—%	5.4%	9.5%	12.2%

For comparative purposes, we applied the new model to the December 31, 2014 balances; these results are presented in the following schedule.

ZIONS BANCORPORATION AND SUBSIDIARIES

	As of December 31, 2014
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	(0.8)%	—%	2.4%	3.1%	2.2%
Slow	(2.4)%	—%	5.1%	9.0%	11.4%

Market Risk – Fixed Income
The Company engages in the underwriting and trading of municipal securities. This trading activity exposes the Company to a risk of loss arising from adverse changes in the prices of these fixed income securities.

At March 31, 2015, the Company had a relatively small amount, $71 million, of trading assets that remained relatively unchanged from the previous quarter and $7 million of securities sold, not yet purchased, compared with $24 million, at December 31, 2014.

The Company is exposed to market risk through changes in fair value. The Company is also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During the first quarter of 2015, the after-tax change in AOCI attributable to AFS and HTM securities was an increase of $12 million compared to a $49 million increase in the same prior year period. The primary reason for the $12 million increase in the first quarter of 2015 is the result of the Company reclassifying all of the remaining CDO securities, or approximately $79 million at amortized cost, to AFS securities. The reclassification reduced existing unrealized losses in OCI of $40 million on HTM securities by approximately $18 million pretax. These existing unrealized losses resulted from a previous reclassification of AFS securities to HTM, and from OTTI. We took this action as a result of the most recent Dodd-Frank Act stress test results and the treatment of the CDO securities under the new Basel III capital and risk weighting rules that became effective January 1, 2015. The reclassification provides the Company with greater flexibility in the management of these securities. Current accounting guidance allows for the reclassification of HTM to AFS securities, without calling into question the entity’s intent to hold other debt securities to maturity, when there has been a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes. No gain or loss was recognized in the statement of income at the time of reclassification. If any of the AFS or HTM securities become other-than-temporarily impaired, the credit impairment is charged to operations. See “Investment Securities Portfolio” on page 59 for additional information on OTTI.

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
The Company holds investments in pre-public companies through various predominantly SBIC venture capital funds. The Company’s equity exposure to these investments was approximately $95 million at March 31, 2015 and$86 million at December 31, 2014.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds were generally not a part of the strategy because the underlying companies were typically not creditworthy. The carrying value of Amegy’s equity investments was $32 million at March 31, 2015 and $38 million at December 31, 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

These private equity investments are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act, as published on December 10, 2013, prohibits banks and bank holding companies from holding private equity investments beyond July 21, 2016, as currently extended, except for SBIC funds. The Federal Reserve has announced its intention to act in 2015 to grant an additional one-year extension to July 21, 2017. As of March 31, 2015, such prohibited private equity investments, except for SBIC funds, amounted to $33 million, with an additional $8 million of unfunded commitments (see Notes 5 and 11 for more information). The Company currently does not believe that this divestiture requirement will ultimately have a material effect on the Company’s financial statements.

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

Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries decreased to $8.9 billion at March 31, 2015 from $9.2 billion at December 31, 2014. The $0.3 billion decrease during the first three months of 2015 resulted primarily from (1) an increase in investment securities, (2) net loan originations, and (3) a net repayment of long- and short-term debt. These decreases were partially offset by (1) an increase in deposits and (2) net cash provided by operating activities.

During the first three months of 2015, the Company’s investment securities increased by $551 million. This increase resulted primarily due to an increase in the purchases of short-to-medium duration agency pass-through securities that were generally funded through reduction of interest-bearing deposits held for investment. We expect to continue to deploy cash and short-term investments into HQLA in the next several quarters.
Liquidity Regulation
In September 2014, U.S. banking regulators issued a final rule that implements a quantitative liquidity requirement in the U.S. generally consistent with the Liquidity Coverage Ratio (“LCR”) minimum liquidity measure established under the Basel III liquidity framework. Under this rule, the Company is subject to a modified LCR standard, which requires a financial institution to hold an adequate amount of unencumbered HQLA that can be converted into cash easily and immediately in private markets to meet its liquidity needs for a short-term liquidity stress scenario. Although this rule is not applicable to the Company and other banks of its size until January 2016, the Company has calculated that it is in compliance with the requirement to maintain a modified LCR of at least 100%.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Cash and interest-bearing deposits held as investments at the Parent were $1.0 billion at March 31, 2015, essentially unchanged from the December 31, 2014 balance. Dividends received from subsidiary banks on common and preferred stock offset debt and interest payments.

At March 31, 2015, the Parent’s long-term debt maturities during the remainder of 2015 consist of $223 million carrying value of subordinated/convertible subordinated notes due as follows: 6.0% $106 million on September 15, 2015 and 5.5% $117 million on November 16, 2015. In addition, the Parent has given notice that it will redeem in full $19 million of senior notes on May 30, 2015 under an early redemption provision. See Note 8 for additional detail about the Company’s debt maturities.

During the first three months of 2015, the Parent received dividends on common stock and return of common equity totaling $44 million and dividends on preferred stock totaling $10 million from its subsidiary banks. During the first three months of 2014, the Parent received $50 million from its subsidiaries for dividends on common stock and return of common equity and $8 million from dividends on preferred stock. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During the first three months of 2015, all of the Company’s subsidiary banks recorded a profit, except TCBO, which operated at approximately break-even. We expect that this profitability will be sustained, thus permitting continued payments of dividends by the subsidiaries to the Parent during the remainder of 2015.
General financial market and economic conditions impact the Company’s access to, and cost of, external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first three months of 2015. Standard & Poor’s, Fitch, Dominion Bond Rating Service (“DBRS”), and Kroll all rate the Company’s senior debt at an investment-grade level, while Moody’s rates the Company’s senior debt as Ba1 (one notch below investment-grade). In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment-grade.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the Parent’s balance sheets as of March 31, 2015, December 31, 2014, and March 31, 2014.
PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
ASSETS
Cash and due from banks	$2,020	$2,023	$1,223,423
Interest-bearing deposits	1,025,878	1,007,916	89
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $0, $34,691 and $33,704)	—	17,292	17,336
Available-for-sale, at fair value	162,745	130,964	338,053
Other noninterest-bearing investments	26,892	29,091	30,161
Investments in subsidiaries:
Commercial banks and bank holding company	7,049,186	6,995,000	6,771,460
Other operating companies	25,197	22,948	30,456
Nonoperating – ZMFU II, Inc. [1]	44,989	44,792	44,459
Receivables from subsidiaries:
Other operating companies	23,060	15,060	10,000
Other assets	93,075	106,224	216,296
	$8,453,042	$8,371,310	$8,681,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$84,785	$85,275	$187,348
Subordinated debt to affiliated trusts	15,464	15,464	15,464
Long-term debt:
Due to affiliates	250	20	266
Due to others	898,245	901,021	1,892,439
Total liabilities	998,744	1,001,780	2,095,517
Shareholders’ equity:
Preferred stock	1,004,032	1,004,011	1,003,970
Common stock	4,728,556	4,723,855	4,185,513
Retained earnings	1,836,619	1,769,705	1,542,195
Accumulated other comprehensive loss	(114,909)	(128,041)	(145,462)
Total shareholders’ equity	7,454,298	7,369,530	6,586,216
	$8,453,042	$8,371,310	$8,681,733
1 ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $9 million during the first three months of 2015 from $26 million during the first three months of 2014 due to continued maturity and repayment of debt. Additionally, the Parent paid approximately $23 million and $24 million of total dividends on preferred stock and common stock during the first three months of 2015 and 2014, respectively.
At March 31, 2015, maturities of the Parent’s long-term senior and subordinated debt ranged from September 2015 to September 2028.

Subsidiary Bank Liquidity
The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, time deposits under $100,000, and foreign deposits. At both March 31, 2015 and December 31, 2014, these core deposits, excluding brokered deposits, in aggregate, constituted 97.3% of consolidated deposits, compared with 97.2% at March 31, 2014. On a consolidated basis, the Company’s loan to total deposit ratio was 83.5% at March 31, 2015, compared to 83.7% at December 31, 2014 and 84.2% at March 31, 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

Total deposits increased by $275 million to $48.1 billion at March 31, 2015, compared to $47.8 billion at December 31, 2014, primarily due to an $326 million increase in noninterest-bearing demand deposits and a $54 million increase in foreign time deposits. These increases were partially offset by a $105 million decrease in savings and money market and time deposits.

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

At March 31, 2015, the amount available for additional FHLB and Federal Reserve borrowings was approximately $16.5 billion. Loans with a carrying value of approximately $22.6 billion at March 31, 2015 and $22.5 billion at December 31, 2014, have been pledged at the Federal Reserve and various FHLBs as collateral for current and potential borrowings. The Company had approximately $22 million of long-term borrowings outstanding with the FHLB at both March 31, 2015 and December 31, 2014. The Company had no short-term FHLB or Federal Reserve borrowings outstanding at March 31, 2015, which was unchanged from December 31, 2014. At March 31, 2015, the subsidiary banks’ total investment in FHLB and Federal Reserve stock was $103 million and $121 million, respectively. The Company’s investments in FHLB and Federal Reserve stock did not fluctuate more the $1 million during the first three months of 2015.
The Company’s investment activities can provide or use cash, depending on the asset liability management posture taken. During the first three months of 2015, HTM & AFS investment securities’ activities resulted in a net increase in investment securities and a net $539 million decrease in cash compared with a net $378 million increase in cash for the first three months of 2014.
Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending and purchase activity for the first three months of 2015 resulted in a net cash outflow of $100 million compared to a net cash outflow of $166 million for the first three months of 2014.
A more comprehensive discussion of our liquidity management is contained in the Company’s 2014 Annual Report on Form 10-K.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company is continually improving its oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported on a regular basis to two management committees. The Operational Risk Committee reports to the Enterprise Risk Management Committee, which reports to the Risk Oversight Committee of the Board of Directors. Late in 2013, the Company further improved operational risk management by creating and staffing the position of Director of Corporate Operational Risk in order to consolidate and enhance its risk oversight functions.

The number and sophistication of attempts to disrupt or penetrate the Company’s critical systems, sometimes referred to as hacking, cyberfraud, cyberattacks, cyberterrorism, or other similar names, also continue to grow. On a daily basis, the Company, its customers, and other financial institutions are subject to a large number of such attempts. The Company has established systems and procedures to monitor, thwart or mitigate damage from such attempts. However, in some instances we, or our customers, have been victimized by cyberfraud (related losses to the Company have not been material), or some of our customers have been temporarily unable to routinely access our online systems as a result of, for example, distributed denial of service attacks. The Company continues to review this area of its operations to help ensure that it manages this risk in an effective manner.

CAPITAL MANAGEMENT
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.

Total shareholders’ equity increased by $0.1 billion to $7.5 billion at March 31, 2015 from $7.4 billion at December 31, 2014. The increase in total shareholders’ equity is primarily due to net income of $92 million, partially offset by $24.9 million of dividends recorded on preferred and common stock.

The Company has maintained its quarterly dividend on common stock at $0.04 per share since the second quarter of 2013. The Company paid $8.2 million in dividends on common stock during the first three months of 2015, compared to $7.4 million during the first three months of 2014. During its April 2015 meeting, the Board of Directors declared a quarterly dividend of $0.06 per common share payable on May 28, 2015 to shareholders of record on May 21, 2015.

The Company recorded dividends on preferred stock of $16.7 million and $25.0 million for the first three months of 2015 and 2014, respectively. Dividends on preferred stock recorded in the first three months of 2015 and 2014 included accruals of $1.7 million and $8.7 million, respectively. The Company’s 2015 capital plan, to which the Federal Reserve did not object, includes the reduction of up to $300 million in preferred stock. See discussion under “Capital Plan and Stress Tests” on page 86.

Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The following schedule shows the Company’s capital and performance ratios as of March 31, 2015, December 31, 2014, and March 31, 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

CAPITAL RATIOS

	March 31, 2015	December 31, 2014	March 31, 2014

Tangible common equity ratio	9.58%	9.48%	8.24%
Tangible equity ratio	11.35%	11.27%	10.06%
Average equity to average assets (three months ended)	13.04%	13.21%	11.90%

Basel III risk-based capital ratios:
Common equity tier 1 capital [1]	11.95%	11.82%
Tier 1 leverage	11.75%	11.59%
Tier 1 risk-based	14.16%	14.03%
Total risk-based	16.22%	16.08%

Basel I risk-based capital ratios:
Tier 1 common		11.92%	10.56%
Tier 1 leverage		11.82%	10.71%
Tier 1 risk-based		14.47%	13.19%
Total risk-based		16.27%	15.11%

Return on average common equity (three months ended)	4.77%	4.06%	5.52%
Tangible return on average tangible common equity (three months ended)	5.80%	4.95%	6.96%

[1]	Basel III capital ratios became effective January 1, 2015 and are based upon a 2015 phase-in. December 31, 2014 ratios are pro forma.

At March 31, 2015, Basel III regulatory Tier 1 risk-based capital and total risk-based capital was $6.6 billion and $7.5 billion, respectively. Basel I regulatory Tier 1 risk-based capital and total risk-based capital at December 31, 2014 was $6.6 billion and $7.4 billion, respectively.

A more comprehensive discussion of our capital management is contained in the Company’s 2014 Annual Report on Form 10-K.

Basel III
The Basel III capital rules, which effectively replaced the Basel I rules, became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). In 2013, the FRB, FDIC, and OCC published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company, compared to the Basel I U.S. risk-based capital rules.
Under prior Basel I capital standards, the effects of AOCI items included in capital were excluded for purposes of determining regulatory capital and capital ratios. Under the Basel III Capital Rules, “non-advanced approaches banking organizations,” including the Company and its subsidiary banks, may make a one-time permanent election as of January 1, 2015 to continue to exclude these items. The Company has made the decision to “opt out.”

The Company met all capital adequacy requirements under the Basel III Capital Rules based upon a 2015 phase-in as of March 31, 2015, and believes that it would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.

ZIONS BANCORPORATION AND SUBSIDIARIES

A detailed discussion of Basel III requirements, including implications for the Company, are contained on page 8 of the “Supervision and Regulation” section under Part 1, Item 1 on the Company’s 2014 Annual Report on Form 10-K.

Capital Plan and Stress Tests
As a bank holding company with assets greater than $50 billion, the Company is required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Act Stress Test (“DFAST”) and Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). The Company timely submitted its 2015 capital plan and stress test results to the FRB on January 5, 2015. In its capital plan, the Company was required to forecast under a variety of economic scenarios for nine quarters ending the fourth quarter of 2016, its estimated regulatory capital ratios, including its Tier 1 common ratio, under Basel I rules, its estimated regulatory capital ratios, including its Common Equity Tier 1 ratio, under Basel III rules, and its GAAP tangible common equity ratio. Under the implementing regulations for CCAR, a bank holding company may generally only raise and redeem capital, pay dividends and repurchase stock and take similar capital-related actions only under a capital plan as to which the FRB has not objected.

On March 11, 2015, the Company announced that the Federal Reserve notified the Company that it did not object to the capital actions outlined in its 2015 capital plan. The plan included (1) the increase of the quarterly common dividend to $0.06 per share beginning in the second quarter of 2015; (2) the continued payment of preferred dividends at the current rates; and (3) up to $300 million in total reduction of preferred equity. The Company has not yet determined the method, timing or particular issues of preferred stock that it might seek to reduce. The ultimate determination of these matters will depend on a number of factors, including market conditions and the receptivity of preferred investors to the terms of any preferred stock redemption offers, as well as the effect of other steps the Company may explore as it seeks to manage its capital in light of the most recent round of stress tests, any of which could result in a reduction or delay of the preferred equity reductions. The Company expects to manage any reduction of preferred equity such that total Tier 1 capital does not decline materially during the period covered by its CCAR 2015 capital plan.

GAAP to NON-GAAP RECONCILIATIONS

1. Basel I Tier 1 common capital

The Basel I capital rules were replaced by the new Basel III capital rules that became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). The Basel III capital rules include the Common Equity Tier 1 (“CET1”) capital ratio, which is the core capital component of the Basel III rules and a key ratio considered by regulators, investors, and analysts. The calculation of CET1, as defined under Basel III rules, is considered an acceptable ratio by GAAP for financial institutions and, accordingly, does not require reconciliation to GAAP.

There is a difference in the calculation of the CET1 capital ratio under Basel III rules and the calculation of Tier 1 common capital (“T1C”) under Basel I rules. We present the calculation of key regulatory capital ratios, including T1C common capital, using the governing definition at the end of each quarter, taking into account applicable phase-in rules.

While the Company was subject to Basel I capital rules prior to 2015, the Federal Reserve and other banking regulators assessed a bank’s capital adequacy based on Tier 1 capital, the calculation of which was codified in federal banking regulations. However, Basel I rules did not include a definition for T1C capital, and thus it was considered non-GAAP and required reconciliation to GAAP. The following schedule provides a reconciliation for prior periods of total shareholders’ equity (GAAP) to Tier 1 capital (regulatory at the subject dates) and to T1C capital (non-GAAP) using Basel I U.S. regulatory treatment.

ZIONS BANCORPORATION AND SUBSIDIARIES

BASEL I TIER 1 COMMON CAPITAL (NON-GAAP)

(Amounts in millions)	December 31, 2014	March 31, 2014

Total shareholders’ equity (GAAP)	$7,370	$6,586
Accumulated other comprehensive loss	128	145
Nonqualifying goodwill and intangibles	(1,040)	(1,048)
Other regulatory adjustments	(1)	(6)
Qualifying trust preferred securities	163	163
Tier 1 capital (regulatory)	6,620	5,840
Qualifying trust preferred securities	(163)	(163)
Preferred stock	(1,004)	(1,004)
Tier 1 common capital (non-GAAP)	$5,453	$4,673

Risk-weighted assets (regulatory)	$45,738	$44,267
Tier 1 common capital to risk-weighted assets (non-GAAP)	11.92%	10.56%

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

TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

	Three Months Ended
(Amounts in thousands)	March 31, 2015	December 31, 2014	March 31, 2014

Net earnings applicable to common shareholders (GAAP)	$75,279	$66,761	$76,190
Adjustments, net of tax:
Amortization of core deposit and other intangibles	1,496	1,676	1,827
Net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP) (a)	$76,775	$68,437	$78,017

Average common equity (GAAP)	$6,405,305	$6,521,187	$5,595,363
Average goodwill	(1,014,129)	(1,014,129)	(1,014,129)
Average core deposit and other intangibles	(24,355)	(26,848)	(35,072)
Average tangible common equity (non-GAAP) (b)	$5,366,821	$5,480,210	$4,546,162

Number of days in quarter (c)	90	92	90
Number of days in year (d)	365	365	365

Tangible return on average tangible common equity (non-GAAP) (a/b/c*d)	5.80%	4.95%	6.96%
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

ZIONS BANCORPORATION AND SUBSIDIARIES

TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	March 31, 2015	December 31, 2014	March 31, 2014

Total shareholders’ equity (GAAP)	$7,454	$7,370	$6,586
Goodwill	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles	(23)	(26)	(34)
Tangible equity (non-GAAP) (a)	6,417	6,330	5,538
Preferred stock	(1,004)	(1,004)	(1,004)
Tangible common equity (non-GAAP) (b)	$5,413	$5,326	$4,534

Total assets (GAAP)	$57,556	$57,209	$56,081
Goodwill	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles	(23)	(26)	(34)
Tangible assets (non-GAAP) (c)	$56,519	$56,169	$55,033

Tangible equity ratio (a/c)	11.35%	11.27%	10.06%
Tangible common equity ratio (b/c)	9.58%	9.48%	8.24%
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ZIONS BANCORPORATION AND SUBSIDIARIES

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 11 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
The Company believes there have been no material changes in the risk factors included in Zions Bancorporation’s 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the first quarter of 2015:

SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

January	52,294	$25.33	—	$—
February	2,549	26.24	—	—
March	370	27.98	—	—
First quarter	55,213	25.39	—

[1]
Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock and restricted stock units, and the exercise of stock options, under provisions of an employee share-based compensation plan.

ITEM 6.	EXHIBITS
a)Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated July 8, 2014, incorporated by reference to Exhibit 3.1 of Form 8-K/A filed on July 18, 2014.	*

3.2	Restated Bylaws of Zions Bancorporation dated February 27, 2015 (filed herewith).

10.1	Zions Bancorporation 2015-2017 Value Sharing Plan (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

ZIONS BANCORPORATION AND SUBSIDIARIES

Exhibit Number	Description

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and March 31, 2014, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: May 7, 2015