Form 10-Q
period 2015-06-30
ZIONS BANCORPORATION /UT/
filed 2015-08-06
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 31, 2015	204,170,220 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$758,238	$841,942
Money market investments:
Interest-bearing deposits	7,661,311	7,178,097
Federal funds sold and security resell agreements	1,404,246	1,386,291
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $578,327 and $677,196)	570,869	647,252
Available-for-sale, at fair value	4,652,415	3,844,248
Trading account, at fair value	74,519	70,601
	5,297,803	4,562,101

Loans held for sale	152,448	132,504

Loans and leases, net of unearned income and fees	40,023,984	40,063,658
Less allowance for loan losses	609,375	604,663
Loans, net of allowance	39,414,609	39,458,995

Other noninterest-bearing investments	863,443	865,950
Premises and equipment, net	856,577	829,809
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	20,843	25,520
Other real estate owned	13,269	18,916
Other assets	908,543	894,620
	$58,365,459	$57,208,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$21,557,584	$20,529,124
Interest-bearing:
Savings and money market	24,744,288	24,583,636
Time	2,263,146	2,406,924
Foreign	372,106	328,391
	48,937,124	47,848,075

Federal funds and other short-term borrowings	227,124	244,223
Long-term debt	1,050,938	1,092,282
Reserve for unfunded lending commitments	79,961	81,076
Other liabilities	540,137	573,688
Total liabilities	50,835,284	49,839,344

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,004,032	1,004,011
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 203,740,914 and 203,014,903 shares	4,738,272	4,723,855
Retained earnings	1,823,043	1,769,705
Accumulated other comprehensive income (loss)	(35,172)	(128,041)
Total shareholders’ equity	7,530,175	7,369,530
	$58,365,459	$57,208,874
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$420,642	$433,802	$836,397	$868,151
Interest on money market investments	5,785	4,888	11,003	10,018
Interest on securities	28,809	24,502	56,282	52,596
Total interest income	455,236	463,192	903,682	930,765
Interest expense:
Interest on deposits	12,321	12,096	24,425	24,875
Interest on short- and long-term borrowings	19,211	34,812	38,207	73,136
Total interest expense	31,532	46,908	62,632	98,011
Net interest income	423,704	416,284	841,050	832,754
Provision for loan losses	566	(54,416)	(928)	(55,026)
Net interest income after provision for loan losses	423,138	470,700	841,978	887,780

Noninterest income:
Service charges and fees on deposit accounts	41,616	41,400	82,810	82,600
Other service charges, commissions and fees	51,705	47,959	99,191	92,208
Wealth management income	8,160	7,980	15,775	15,057
Loan sales and servicing income	8,382	7,332	16,088	14,428
Capital markets and foreign exchange	7,275	5,875	12,776	10,919
Dividends and other investment income	9,343	7,995	18,715	15,859
Fair value and nonhedge derivative income (loss)	1,844	(1,934)	756	(10,473)
Equity securities gains, net	4,839	2,513	8,192	3,425
Fixed income securities gains (losses), net	(138,436)	5,026	(138,675)	35,940
Impairment losses on investment securities	—	—	—	(27)
Less amounts recognized in other comprehensive income	—	—	—	—
Net impairment losses on investment securities	—	—	—	(27)
Other	5,693	703	6,615	3,227
Total noninterest income	421	124,849	122,243	263,163

Noninterest expense:
Salaries and employee benefits	251,133	238,760	494,652	472,162
Occupancy, net	30,095	28,939	59,434	57,244
Furniture, equipment and software	31,247	27,986	60,960	55,930
Other real estate expense, net	(445)	(266)	(71)	1,341
Credit-related expense	8,106	7,161	14,045	14,107
Provision for unfunded lending commitments	(2,326)	6,779	(1,115)	5,767
Professional and legal services	13,110	12,171	24,593	23,166
Advertising	6,511	6,803	13,486	13,201
FDIC premiums	8,609	8,017	16,728	15,939
Amortization of core deposit and other intangibles	2,318	2,736	4,676	5,618
Debt extinguishment cost	2,395	—	2,395	—
Other	53,347	66,941	111,778	139,615
Total noninterest expense	404,100	406,027	801,561	804,090
Income before income taxes	19,459	189,522	162,660	346,853
Income taxes	5,499	69,972	56,675	126,093
Net income	13,960	119,550	105,985	220,760
Dividends on preferred stock	(15,060)	(15,060)	(31,806)	(40,080)
Net earnings (loss) applicable to common shareholders	$(1,100)	$104,490	$74,179	$180,680

Weighted average common shares outstanding during the period:
Basic shares	202,888	184,668	202,746	184,555
Diluted shares	202,888	185,286	203,295	185,202
Net earnings (loss) per common share:
Basic	$(0.01)	$0.56	$0.36	$0.97
Diluted	(0.01)	0.56	0.36	0.97
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014

Net income for the period	$13,960	$119,550	$105,985	$220,760
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) on investment securities	(7,294)	8,551	(6,808)	82,458
Reclassification of HTM securities to AFS securities	—	—	10,938	—
Reclassification to earnings for realized net fixed income securities losses (gains)	85,664	(3,104)	85,812	(27,944)
Reclassification to earnings for net credit-related impairment losses on investment securities	—	—	—	17
Accretion of securities with noncredit-related impairment losses not expected to be sold	—	273	—	559
Net unrealized gains (losses) on other noninterest-bearing investments	2,339	2,054	1,975	(787)
Net unrealized holding gains (losses) on derivative instruments	(219)	1,199	2,334	1,519
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(753)	(348)	(1,382)	(558)
Other comprehensive income	79,737	8,625	92,869	55,264
Comprehensive income	$93,697	$128,175	$198,854	$276,024
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2014	$1,004,011	203,014,903	$4,723,855	$1,769,705	$(128,041)	$7,369,530
Net income for the period				105,985		105,985
Other comprehensive income, net of tax					92,869	92,869
Subordinated debt converted to preferred stock	21		(6)			15
Net activity under employee plans and related tax benefits		726,011	14,423			14,423
Dividends on preferred stock				(31,806)		(31,806)
Dividends on common stock, $0.10 per share				(20,444)		(20,444)
Change in deferred compensation				(397)		(397)
Balance at June 30, 2015	$1,004,032	203,740,914	$4,738,272	$1,823,043	$(35,172)	$7,530,175

Balance at December 31, 2013	$1,003,970	184,677,696	$4,179,024	$1,473,670	$(192,101)	$6,464,563
Net income for the period				220,760		220,760
Other comprehensive income, net of tax					55,264	55,264
Subordinated debt converted to preferred stock	36		(5)			31
Net activity under employee plans and related tax benefits		435,269	13,117			13,117
Dividends on preferred stock				(40,080)		(40,080)
Dividends on common stock, $0.08 per share				(14,873)		(14,873)
Change in deferred compensation				1,308		1,308
Balance at June 30, 2014	$1,004,006	185,112,965	$4,192,136	$1,640,785	$(136,837)	$6,700,090
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$13,960	$119,550	$105,985	$220,760
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1,760)	(47,637)	(2,043)	(49,259)
Depreciation and amortization	35,113	31,150	69,282	63,554
Fixed income securities losses (gains), net	138,436	(5,026)	138,675	(35,940)
Deferred income tax expense	(44,431)	(58,870)	(41,029)	19,408
Net increase in trading securities	(2,899)	(247)	(3,920)	(22,109)
Net decrease (increase) in loans held for sale	(23,568)	(38,030)	(20,051)	6,954
Change in other liabilities	(61,829)	19,279	(36,263)	(58,517)
Change in other assets	32,079	(16,686)	(33,169)	(13,460)
Other, net	(70)	9,910	(3,619)	12,273
Net cash provided by operating activities	85,031	13,393	173,848	143,664

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(754,443)	1,672,416	(501,169)	1,591,565
Proceeds from maturities and paydowns of investment securities held-to-maturity	21,587	19,190	60,910	38,125
Purchases of investment securities held-to-maturity	(1,485)	(27,514)	(24,061)	(63,264)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	751,373	194,973	980,267	1,042,261
Purchases of investment securities available-for-sale	(972,714)	(221,701)	(1,757,570)	(673,824)
Net change in loans and leases	148,336	(446,118)	47,894	(612,533)
Purchases of premises and equipment	(33,835)	(35,815)	(67,368)	(112,731)
Proceeds from sales of other real estate owned	5,172	17,087	8,573	28,912
Other, net	25,974	1,380	29,325	6,997
Net cash provided by (used in) investing activities	(810,035)	1,173,898	(1,223,199)	1,245,508

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	813,764	(861,165)	1,089,049	(690,743)
Net change in short-term funds borrowed	23,527	(21,436)	(17,099)	(81,947)
Repayments of long-term debt	(44,420)	(236,404)	(52,605)	(361,159)
Proceeds from the issuance of common stock	5,070	1,641	6,032	4,521
Dividends paid on common and preferred stock	(29,045)	(24,207)	(52,279)	(47,948)
Other, net	(6,512)	(3,388)	(7,451)	(3,691)
Net cash provided by (used in) financing activities	762,384	(1,144,959)	965,647	(1,180,967)
Net increase (decrease) in cash and due from banks	37,380	42,332	(83,704)	208,205
Cash and due from banks at beginning of period	720,858	1,338,930	841,942	1,173,057
Cash and due from banks at end of period	$758,238	$1,381,262	$758,238	$1,381,262

Cash paid for interest	$28,938	$40,820	$51,057	$81,669
Net cash paid for income taxes	92,326	122,737	91,826	122,656
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015

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

Operating results for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2014 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2014 Annual Report on Form 10-K.

The Company provides a full range of banking and related services through subsidiary banks in 11 Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah, Idaho and Wyoming; Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; California Bank & Trust (“CB&T”); National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”), in Washington and Oregon. Effective April 1, 2015, The Commerce Bank of Oregon (“TCBO”) was merged into TCBW. The Parent and its subsidiary banks also own and operate certain nonbank subsidiaries that engage in financial services. On June 1, 2015, the Company announced certain efficiency and restructuring initiatives that included, among other things, the consolidation of its seven bank charters into one bank charter. This change is subject to regulatory approval and is currently expected to be completed within the next 6 to 12 months.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Company

ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), (Topic 820)
The guidance eliminates the current requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value (“NAV”) using the practical expedient in ASC 820. Fair value disclosure of these investments will be made to facilitate reconciliation to amounts reported on the balance sheet. Other related disclosures will continue when the NAV practical expedient is used. Adoption is retrospective and early adoption is permitted.
		January 1, 2016	We do not currently expect this new disclosure guidance will have a material impact on the Company’s financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new standard, (including loans, derivatives, debt and equity securities, etc.). However, the new standard affects other fees charged by banks, such as asset management fees, credit card interchange fees, deposit account fees, etc. Adoption may be made on a full retrospective basis with practical expedients, or on a modified retrospective basis with a cumulative effect adjustment. Early adoption may be made as of the current effective date, assuming deferral is enacted.
		January 1, 2017 (FASB announced on July 9, 2015 a one-year deferral from effective date shown above; ASU still to be issued.)	While we currently do not expect this standard will have a material impact on the Company’s financial statements, we are still in process of conducting our evaluation.

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

Standards adopted by the Company (continued)

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
		January 1, 2015	Our adoption of this standard did not have a material impact on the accompanying financial statements.

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Loans and leases transferred to other real estate owned	$3,084	$4,905	$6,652	$11,243
Loans held for sale reclassified as (from) loans and leases	(2,395)	1,292	10,743	5,081
Amortized cost of HTM securities reclassified as AFS securities	—	—	79,276	—

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	June 30, 2015
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$1,704,246	$(300,000)	$1,404,246	$—	$—	$1,404,246
Derivatives (included in other assets)	63,962	—	63,962	(6,224)	—	57,738
	$1,768,208	$(300,000)	$1,468,208	$(6,224)	$—	$1,461,984
Liabilities:
Federal funds and other short-term borrowings	$527,124	$(300,000)	$227,124	$—	$—	$227,124
Derivatives (included in other liabilities)	60,245	—	60,245	(6,224)	(27,091)	26,930
	$587,369	$(300,000)	$287,369	$(6,224)	$(27,091)	$254,054

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$1,386,291	$—	$1,386,291	$—	$—	$1,386,291
Derivatives (included in other assets)	66,420	—	66,420	(3,755)		62,665
	$1,452,711	$—	$1,452,711	$(3,755)	$—	$1,448,956
Liabilities:
Federal funds and other short-term borrowings	$244,223	$—	$244,223	$—	$—	$244,223
Derivatives (included in other liabilities)	66,064	—	66,064	(3,755)	(31,968)	30,341
	$310,287	$—	$310,287	$(3,755)	$(31,968)	$274,564

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

5.	INVESTMENTS
Investment Securities
Investment securities are summarized below. Note 10 discusses the process to estimate fair value for investment securities.

	June 30, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$570,869	$9,584	$2,126	$578,327

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	661,118	1,214	11,875	650,457
Agency guaranteed mortgage-backed securities	2,001,120	9,741	9,281	2,001,580
Small Business Administration loan-backed securities	1,653,333	16,828	7,931	1,662,230
Municipal securities	202,372	796	511	202,657
Other debt securities	25,519	219	1,923	23,815
	4,543,462	28,798	31,521	4,540,739
Money market mutual funds and other	111,608	68	—	111,676
	4,655,070	28,866	31,521	4,652,415
Total	$5,225,939	$38,450	$33,647	$5,230,742

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$607,675	$—	$—	$607,675	$13,018	$804	$619,889
Asset-backed securities:
Trust preferred securities – banks and insurance	79,276	—	39,699	39,577	18,393	663	57,307
	686,951	—	39,699	647,252	31,411	1,467	677,196
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	607,523	1,572	8,343	600,752			600,752
Agency guaranteed mortgage-backed securities	935,164	12,132	2,105	945,191			945,191
Small Business Administration loan-backed securities	1,544,710	16,446	8,891	1,552,265			1,552,265
Municipal securities	189,059	1,143	945	189,257			189,257
Asset-backed securities:
Trust preferred securities – banks and insurance	537,589	103	121,984	415,708			415,708
Other	5,252	207	7	5,452			5,452
	3,819,297	31,603	142,275	3,708,625			3,708,625
Money market mutual funds and other	136,591	76	1,044	135,623			135,623
	3,955,888	31,679	143,319	3,844,248			3,844,248
Total	$4,642,839	$31,679	$183,018	$4,491,500			$4,521,444

[1]	Other comprehensive income
CDO Sales and Paydowns
During the second quarter of 2015, we sold the remaining portfolio of our collateralized debt obligation (“CDO”) securities, or $574 million at amortized cost, and realized net losses of approximately $137 million. Unrealized losses included in OCI at March 31, 2015 were $148 million. We also received approximately $13 million in paydowns and payoffs of CDO securities during the quarter prior to the sale of the CDOs.

During the first quarter of 2015, we reclassified all of the remaining held-to-maturity (“HTM”) CDO securities, or approximately $79 million at amortized cost, to available-for-sale (“AFS”) securities. The reclassification resulted from increased risk weights for these securities under the new Basel III capital rules, and was made in accordance with applicable accounting guidance that allows for such reclassifications when increased risk weights of debt securities must be used for regulatory risk-based capital purposes. No gain or loss was recognized in the statement of income at the time of reclassification.

During the first half of 2014, we recorded a total of $1,018 million par amount of sales and paydowns of CDO securities, resulting in net gains of approximately $36 million. These sales were made in part as a result of the Volcker Rule (“VR”).

Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of June 30, 2015 by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Principal return in one year or less	$89,799	$90,840	$686,832	$687,548
Principal return after one year through five years	183,910	186,348	1,901,910	1,902,874
Principal return after five years through ten years	155,474	159,795	1,419,932	1,418,243
Principal return after ten years	141,686	141,344	534,788	532,074
	$570,869	$578,327	$4,543,462	$4,540,739
The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	June 30, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$2,036	$150,067	$90	$3,818	$2,126	$153,885

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	5,823	162,727	6,052	291,372	11,875	454,099
Agency guaranteed mortgage-backed securities	8,960	1,497,852	321	19,035	9,281	1,516,887
Small Business Administration loan-backed securities	3,622	347,566	4,309	330,790	7,931	678,356
Municipal securities	492	57,736	19	1,627	511	59,363
Other debt securities	—	—	1,923	13,080	1,923	13,080
	18,897	2,065,881	12,624	655,904	31,521	2,721,785
Total	$20,933	$2,215,948	$12,714	$659,722	$33,647	$2,875,670

	December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$527	$62,762	$277	$14,003	$804	$76,765
Asset-backed securities:
Trust preferred securities – banks and insurance	53	122	40,309	57,186	40,362	57,308
	580	62,884	40,586	71,189	41,166	134,073
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	4,510	295,694	3,833	101,188	8,343	396,882
Agency guaranteed mortgage-backed securities	1,914	425,114	191	12,124	2,105	437,238
Small Business Administration loan-backed securities	5,869	495,817	3,022	175,523	8,891	671,340
Municipal securities	258	36,551	687	4,616	945	41,167
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	121,984	405,605	121,984	405,605
Other	7	1,607	—	—	7	1,607
	12,558	1,254,783	129,717	699,056	142,275	1,953,839
Money market mutual funds and other	1,044	71,907	—	—	1,044	71,907
	13,602	1,326,690	129,717	699,056	143,319	2,025,746
Total	$14,182	$1,389,574	$170,303	$770,245	$184,485	$2,159,819

ZIONS BANCORPORATION AND SUBSIDIARIES

At June 30, 2015 and December 31, 2014, respectively, 287 and 153 HTM and 545 and 458 AFS investment securities were in an unrealized loss position.

Other-Than-Temporary Impairment
Ongoing Policy
We review investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date (the majority of the investment portfolio are debt securities). Under these circumstances, OTTI is considered to have occurred if (1) we have formed a documented intent to sell identified securities or initiated such sales; (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

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
OTTI Conclusions
Our 2014 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation by each security type that has significant gross unrealized losses at June 30, 2015:

OTTI – U.S. Government Agencies and Corporations
Agency Securities: These securities were issued by the Federal Agricultural Mortgage Corporation (“FAMC”) and the Export-Import Bank of the U.S. These securities are floating-rate and were purchased at premiums or discounts. They have maturity dates from 1 to 25 years and have contractual cash flows guaranteed by agencies of the U.S. Government. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At June 30, 2015, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during the second quarter of 2015.

Agency Guaranteed Mortgage-Backed Securities: These pass-through securities are comprised largely of fixed and floating-rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation. They were generally purchased at premiums with maturity dates from 10 to 15 years for fixed-rate securities and 30 years for floating-rate securities. These securities benefit from certain guarantee provisions or, in the case of GNMA, direct U.S. government guarantees. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At June 30, 2015, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during the second quarter of 2015.

Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from 5 to 25 years and have principal cash flows guaranteed by the SBA. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At June 30, 2015, we did not have an intent to sell identified SBA securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during the second quarter of 2015.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a tabular rollforward of the total amount of credit-related OTTI:

(In thousands)	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$—	$(103,238)	$(103,238)	$(9,079)	$(95,472)	$(104,551)
Reductions for securities sold or paid off during the period	—	103,238	103,238	—	104,551	104,551
Reclassification of securities from HTM to AFS	—	—	—	9,079	(9,079)	—
Balance of credit-related OTTI at end of period	$—	$—	$—	$—	$—	$—

(In thousands)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(9,079)	$(163,914)	$(172,993)	$(9,052)	$(176,833)	$(185,885)
Additions recognized in earnings during the period:
Additional credit-related OTTI on securities previously impaired	—	—	—	(27)	—	(27)
Reductions for securities sold or paid off during the period	—	—	—	—	12,919	12,919
Balance of credit-related OTTI at end of period	$(9,079)	$(163,914)	$(172,993)	$(9,079)	$(163,914)	$(172,993)

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended				Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$—	$—	$—	$—	$1	$—	$—	$27
Available-for-sale	7,402	146,315	5,032	1,238	8,360	147,513	77,593	42,885

Other noninterest-bearing investments	6,008	692	3,745	—	9,603	934	4,657	—
	13,410	147,007	8,777	1,238	17,964	148,447	82,250	42,912
Net gains (losses)		$(133,597)		$7,539		$(130,483)		$39,338

Statement of income information:
Net impairment losses on investment securities		$—		$—		$—		$(27)
Equity securities gains, net		4,839		2,513		8,192		3,425
Fixed income securities gains (losses), net		(138,436)		5,026		(138,675)		35,940
Net gains (losses)		$(133,597)		$7,539		$(130,483)		$39,338

ZIONS BANCORPORATION AND SUBSIDIARIES

Interest income by security type is as follows:

(In thousands)	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3,093	$2,774	$5,867	$6,685	$5,636	$12,321
Available-for-sale	21,637	695	22,332	41,405	1,348	42,753
Trading	610	—	610	1,208	—	1,208
	$25,340	$3,469	$28,809	$49,298	$6,984	$56,282

(In thousands)	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3,721	$2,807	$6,528	$7,549	$5,643	$13,192
Available-for-sale	16,780	628	17,408	37,204	1,152	38,356
Trading	566	—	566	1,048	—	1,048
	$21,067	$3,435	$24,502	$45,801	$6,795	$52,596

Investment securities with a carrying value of $1.6 billion at June 30, 2015 and $1.4 billion at December 31, 2014 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

Private Equity Investments
Effect of Volcker Rule
The VR, as published pursuant to the Dodd-Frank Act in December 2013 and amended in January 2014, significantly restricted certain activities by covered bank holding companies, including restrictions on certain types of securities, proprietary trading, and private equity investing. The Company’s private equity investments (“PEIs”) consist of Small Business Investment Companies (“SBICs”) and non-SBICs. As of December 31, 2014, the only prohibited investments under the VR requiring divestiture by the Company were certain of its PEIs. Of the recorded PEIs of $131 million at June 30, 2015, approximately $25 million remain prohibited by the VR.

As of June 30, 2015, we have sold a total of approximately $17 million of PEIs as follows: $4 million during the second quarter of 2015, $5 million during the first quarter of 2015, and $8 million during 2014. All of these sales related to prohibited PEIs. The 2015 sales resulted in insignificant amounts of realized gains or losses. We will dispose of the remaining $25 million of prohibited PEIs before the required deadline. However, the required deadline has been extended to July 21, 2016 from July 21, 2015 and the Federal Reserve has announced its intention to act in 2015 to grant an additional one-year extension to July 21, 2017. See other discussions in Notes 10 and 11.

As discussed in Note 11, we have $48 million at June 30, 2015 of unfunded commitments for PEIs, of which approximately $7 million relate to prohibited PEIs. Until we dispose of the prohibited PEIs, we expect to fund these commitments if and as the capital calls are made, as allowed under the VR.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	June 30, 2015	December 31, 2014

Loans held for sale	$152,448	$132,504

Commercial:
Commercial and industrial	$13,110,925	$13,162,955
Leasing	401,548	408,974
Owner occupied	7,277,208	7,351,548
Municipal	588,985	520,887
Total commercial	21,378,666	21,444,364
Commercial real estate:
Construction and land development	2,061,716	1,986,408
Term	8,058,285	8,126,600
Total commercial real estate	10,120,001	10,113,008
Consumer:
Home equity credit line	2,348,327	2,321,150
1-4 family residential	5,193,463	5,200,882
Construction and other consumer real estate	371,622	370,542
Bankcard and other revolving plans	409,471	401,352
Other	202,434	212,360
Total consumer	8,525,317	8,506,286
Total loans	$40,023,984	$40,063,658
Loan balances are presented net of unearned income and fees, which amounted to $141.0 million at June 30, 2015 and $144.7 million at December 31, 2014.
Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $31.1 million at June 30, 2015 and $36.5 million at December 31, 2014.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $419.4 million at June 30, 2015 and $484.9 million at December 31, 2014.
Loans with a carrying value of approximately $22.4 billion at June 30, 2015 and $22.5 billion at December 31, 2014 have been pledged at the Federal Reserve and various Federal Home Loan Banks (“FHLBs”) as collateral for potential borrowings.
We sold loans with a carrying value of $335.8 million and $636.2 million for the three and six months ended June 30, 2015, and $260.1 million and $597.7 million, for the three and six months ended June 30, 2014, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The principal balance of sold loans for which we retain servicing was approximately $1.2 billion at both June 30, 2015 and December 31, 2014.

Amounts added to loans held for sale during these periods were $359.0 million and $668.7 million for the three and six months ended June 30, 2015, and $301.6 million and $597.1 million for the three and six months ended June 30, 2014, respectively. Income from loans sold, excluding servicing, was $4.3 million and $8.9 million for the three and

ZIONS BANCORPORATION AND SUBSIDIARIES

six months ended June 30, 2015, and $3.6 million and $7.1 million for the three and six months ended June 30, 2014, respectively.

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

Allowance for Loan and Lease Losses
The ALLL represents our estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. Losses are charged to the ALLL when recognized. Generally, commercial loans are charged off or charged down when they are determined to be uncollectible in whole or in part, or when 180 days past due unless the loan is well secured and in process of collection. Consumer loans are either charged off or charged down to net realizable value no later than the month in which they become 180 days past due. Closed-end consumer loans that are not secured by residential real estate are either charged off or charged down to net realizable value no later than the month in which they become 120 days past due. We establish the amount of the ALLL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses so the ALLL is at an appropriate level at the balance sheet date.

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
For the consumer loan segment, we use roll rate models to forecast probable inherent losses. Roll rate models measure the rate at which consumer loans migrate from one delinquency category to the next worse delinquency category, and eventually to loss. We estimate roll rates for consumer loans using recent delinquency and loss experience by segmenting our consumer loan portfolio into separate pools based on common risk characteristics and separately calculating historical delinquency and loss experience for each pool. These roll rates are then applied to current delinquency levels to estimate probable inherent losses. When long-term average losses exceed those losses estimated through roll rates, we use long-term average loss rates for the applicable pools. Roll rates incorporate housing market trends inasmuch as these trends manifest themselves in charge-offs and delinquencies. In addition, our qualitative and environmental factors discussed subsequently incorporate the most recent housing market trends.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended June 30, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$442,072	$131,615	$46,326	$620,013
Additions:
Provision for loan losses	5,941	(4,983)	(392)	566
Adjustment for FDIC-supported/PCI loans	(19)	57		38
Deductions:
Gross loan and lease charge-offs	(23,822)	(3,943)	(3,283)	(31,048)
Recoveries	13,598	3,050	3,158	19,806
Net loan and lease charge-offs	(10,224)	(893)	(125)	(11,242)
Balance at end of period	$437,770	$125,796	$45,809	$609,375

Reserve for unfunded lending commitments
Balance at beginning of period	$62,775	$18,937	$575	$82,287
Provision credited to earnings	(2,001)	(298)	(27)	(2,326)
Balance at end of period	$60,774	$18,639	$548	$79,961

Total allowance for credit losses at end of period
Allowance for loan losses	$437,770	$125,796	$45,809	$609,375
Reserve for unfunded lending commitments	60,774	18,639	548	79,961
Total allowance for credit losses	$498,544	$144,435	$46,357	$689,336

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$412,514	$145,009	$47,140	$604,663
Additions:
Provision for loan losses	30,875	(31,870)	67	(928)
Adjustment for FDIC-supported/PCI loans	(57)	57	—	—
Deductions:
Gross loan and lease charge-offs	(39,773)	(4,569)	(6,894)	(51,236)
Recoveries	34,211	17,169	5,496	56,876
Net loan and lease charge-offs	(5,562)	12,600	(1,398)	5,640
Balance at end of period	$437,770	$125,796	$45,809	$609,375

Reserve for unfunded lending commitments
Balance at beginning of period	$58,931	$21,517	$628	$81,076
Provision charged (credited) to earnings	1,843	(2,878)	(80)	(1,115)
Balance at end of period	$60,774	$18,639	$548	$79,961

Total allowance for credit losses at end of period
Allowance for loan losses	$437,770	$125,796	$45,809	$609,375
Reserve for unfunded lending commitments	60,774	18,639	548	79,961
Total allowance for credit losses	$498,544	$144,435	$46,357	$689,336

	Three Months Ended June 30, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$477,701	$208,149	$51,103	$736,953
Additions:
Provision for loan losses	(29,574)	(20,272)	(4,570)	(54,416)
Adjustment for FDIC-supported/PCI loans	(384)	—	(60)	(444)
Deductions:
Gross loan and lease charge-offs	(16,023)	(2,961)	(4,416)	(23,400)
Recoveries	11,245	3,024	2,945	17,214
Net loan and lease charge-offs	(4,778)	63	(1,471)	(6,186)
Balance at end of period	$442,965	$187,940	$45,002	$675,907

Reserve for unfunded lending commitments
Balance at beginning of period	$49,870	$35,273	$3,550	$88,693
Provision charged to earnings	2,931	3,416	432	6,779
Balance at end of period	$52,801	$38,689	$3,982	$95,472

Total allowance for credit losses at end of period
Allowance for loan losses	$442,965	$187,940	$45,002	$675,907
Reserve for unfunded lending commitments	52,801	38,689	3,982	95,472
Total allowance for credit losses	$495,766	$226,629	$48,984	$771,379

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$469,213	$216,012	$61,066	$746,291
Additions:
Provision for loan losses	(18,314)	(23,163)	(13,549)	(55,026)
Adjustment for FDIC-supported/PCI loans	(1,165)	—	(96)	(1,261)
Deductions:
Gross loan and lease charge-offs	(25,819)	(10,815)	(7,561)	(44,195)
Recoveries	19,050	5,906	5,142	30,098
Net loan and lease charge-offs	(6,769)	(4,909)	(2,419)	(14,097)
Balance at end of period	$442,965	$187,940	$45,002	$675,907

Reserve for unfunded lending commitments
Balance at beginning of period	$48,345	$37,485	$3,875	$89,705
Provision charged to earnings	4,456	1,204	107	5,767
Balance at end of period	$52,801	$38,689	$3,982	$95,472

Total allowance for credit losses at end of period
Allowance for loan losses	$442,965	$187,940	$45,002	$675,907
Reserve for unfunded lending commitments	52,801	38,689	3,982	95,472
Total allowance for credit losses	$495,766	$226,629	$48,984	$771,379
The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	June 30, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$37,037	$3,329	$10,382	$50,748
Collectively evaluated for impairment	400,472	122,295	34,721	557,488
Purchased loans with evidence of credit deterioration	261	172	706	1,139
Total	$437,770	$125,796	$45,809	$609,375

Outstanding loan balances:
Individually evaluated for impairment	$275,607	$133,839	$90,220	$499,666
Collectively evaluated for impairment	21,034,441	9,915,236	8,422,221	39,371,898
Purchased loans with evidence of credit deterioration	68,618	70,926	12,876	152,420
Total	$21,378,666	$10,120,001	$8,525,317	$40,023,984

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$28,627	$4,027	$9,059	$41,713
Collectively evaluated for impairment	382,552	140,090	37,508	560,150
Purchased loans with evidence of credit deterioration	1,335	892	573	2,800
Total	$412,514	$145,009	$47,140	$604,663

Outstanding loan balances:
Individually evaluated for impairment	$259,207	$167,435	$95,267	$521,909
Collectively evaluated for impairment	21,105,217	9,861,862	8,395,371	39,362,450
Purchased loans with evidence of credit deterioration	79,940	83,711	15,648	179,299
Total	$21,444,364	$10,113,008	$8,506,286	$40,063,658
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
Nonaccrual loans are summarized as follows:

(In thousands)	June 30, 2015	December 31, 2014
Commercial:
Commercial and industrial	$164,700	$105,591
Leasing	173	295
Owner occupied	89,356	87,243
Municipal	992	1,056
Total commercial	255,221	194,185
Commercial real estate:
Construction and land development	20,184	23,880
Term	43,465	25,107
Total commercial real estate	63,649	48,987
Consumer:
Home equity credit line	9,057	11,430
1-4 family residential	42,905	49,861
Construction and other consumer real estate	1,129	1,735
Bankcard and other revolving plans	599	196
Other	270	254
Total consumer loans	53,960	63,476
Total	$372,830	$306,648

ZIONS BANCORPORATION AND SUBSIDIARIES

Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2015
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$13,007,655	$64,040	$39,230	$103,270	$13,110,925	$2,221	$117,874
Leasing	401,490	30	28	58	401,548	—	123
Owner occupied	7,207,298	24,480	45,430	69,910	7,277,208	5,233	44,423
Municipal	588,985	—	—	—	588,985	—	992
Total commercial	21,205,428	88,550	84,688	173,238	21,378,666	7,454	163,412
Commercial real estate:
Construction and land development	2,046,961	5,172	9,583	14,755	2,061,716	220	10,821
Term	8,015,187	11,522	31,576	43,098	8,058,285	17,830	29,597
Total commercial real estate	10,062,148	16,694	41,159	57,853	10,120,001	18,050	40,418
Consumer:
Home equity credit line	2,338,099	4,318	5,910	10,228	2,348,327	—	2,149
1-4 family residential	5,161,636	11,789	20,038	31,827	5,193,463	744	19,351
Construction and other consumer real estate	349,205	21,743	674	22,417	371,622	135	590
Bankcard and other revolving plans	407,057	1,382	1,032	2,414	409,471	680	192
Other	201,538	519	377	896	202,434	141	4
Total consumer loans	8,457,535	39,751	28,031	67,782	8,525,317	1,700	22,286
Total	$39,725,111	$144,995	$153,878	$298,873	$40,023,984	$27,204	$226,116

	December 31, 2014
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$13,092,731	$28,295	$41,929	$70,224	$13,162,955	$4,677	$64,385
Leasing	408,724	225	25	250	408,974	—	270
Owner occupied	7,275,842	29,182	46,524	75,706	7,351,548	3,334	39,649
Municipal	520,887	—	—	—	520,887	—	1,056
Total commercial	21,298,184	57,702	88,478	146,180	21,444,364	8,011	105,360
Commercial real estate:
Construction and land development	1,972,206	2,711	11,491	14,202	1,986,408	92	12,481
Term	8,082,940	14,415	29,245	43,660	8,126,600	19,700	13,787
Total commercial real estate	10,055,146	17,126	40,736	57,862	10,113,008	19,792	26,268
Consumer:
Home equity credit line	2,309,967	4,503	6,680	11,183	2,321,150	1	1,779
1-4 family residential	5,163,610	12,416	24,856	37,272	5,200,882	318	20,599
Construction and other consumer real estate	359,723	9,675	1,144	10,819	370,542	160	608
Bankcard and other revolving plans	397,882	2,425	1,045	3,470	401,352	946	80
Other	211,560	644	156	800	212,360	—	84
Total consumer loans	8,442,742	29,663	33,881	63,544	8,506,286	1,425	23,150
Total	$39,796,072	$104,491	$163,095	$267,586	$40,063,658	$29,228	$154,778

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2015
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,092,525	$339,180	$666,689	$12,531	$13,110,925
Leasing	375,930	15,125	10,493	—	401,548
Owner occupied	6,857,103	111,000	306,661	2,444	7,277,208
Municipal	586,772	1,221	992	—	588,985
Total commercial	19,912,330	466,526	984,835	14,975	21,378,666	$437,770
Commercial real estate:
Construction and land development	2,007,268	16,682	37,766	—	2,061,716
Term	7,815,257	57,254	182,288	3,486	8,058,285
Total commercial real estate	9,822,525	73,936	220,054	3,486	10,120,001	125,796
Consumer:
Home equity credit line	2,333,974	—	14,353	—	2,348,327
1-4 family residential	5,142,602	—	50,861	—	5,193,463
Construction and other consumer real estate	369,600	—	2,022	—	371,622
Bankcard and other revolving plans	407,649	—	1,822	—	409,471
Other	201,862	—	572	—	202,434
Total consumer loans	8,455,687	—	69,630	—	8,525,317	45,809
Total	$38,190,542	$540,462	$1,274,519	$18,461	$40,023,984	$609,375

	December 31, 2014
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,515,846	$209,215	$426,002	$11,892	$13,162,955
Leasing	399,032	4,868	5,074	—	408,974
Owner occupied	6,844,310	168,423	338,815	—	7,351,548
Municipal	518,513	1,318	1,056	—	520,887
Total commercial	20,277,701	383,824	770,947	11,892	21,444,364	$412,514
Commercial real estate:
Construction and land development	1,925,685	8,464	52,259	—	1,986,408
Term	7,802,571	96,347	223,324	4,358	8,126,600
Total commercial real estate	9,728,256	104,811	275,583	4,358	10,113,008	145,009
Consumer:
Home equity credit line	2,304,352	—	16,798	—	2,321,150
1-4 family residential	5,138,660	—	62,222	—	5,200,882
Construction and other consumer real estate	367,932	—	2,610	—	370,542
Bankcard and other revolving plans	399,446	—	1,906	—	401,352
Other	211,811	—	549	—	212,360
Total consumer loans	8,422,201	—	84,085	—	8,506,286	47,140
Total	$38,428,158	$488,635	$1,130,615	$16,250	$40,063,658	$604,663

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

ZIONS BANCORPORATION AND SUBSIDIARIES

reserve for the loan for all portfolio segments under applicable accounting guidance. Smaller nonaccrual loans are pooled for ALLL estimation purposes. PCI loans are included in impaired loans and are accounted for under separate accounting guidance. See subsequent discussion under Purchased Loans.

When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three and six months ended June 30, 2015 and 2014 was not significant.

Information on impaired loans individually evaluated is summarized as follows at June 30, 2015 and December 31, 2014, including the average recorded investment and interest income recognized for the three and six months ended June 30, 2015 and 2014:

	June 30, 2015
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$212,734	$39,539	$142,328	$181,867	$31,670
Owner occupied	164,116	89,799	53,931	143,730	4,804
Municipal	1,471	992	—	992	—
Total commercial	378,321	130,330	196,259	326,589	36,474
Commercial real estate:
Construction and land development	50,251	9,300	24,579	33,879	973
Term	174,299	99,624	46,443	146,067	2,127
Total commercial real estate	224,550	108,924	71,022	179,946	3,100
Consumer:
Home equity credit line	29,015	15,390	10,361	25,751	497
1-4 family residential	81,050	28,841	39,264	68,105	9,732
Construction and other consumer real estate	3,232	1,216	1,123	2,339	190
Other	4,673	—	3,751	3,751	173
Total consumer loans	117,970	45,447	54,499	99,946	10,592
Total	$720,841	$284,701	$321,780	$606,481	$50,166

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$185,520	$43,257	$103,565	$146,822	$22,852
Owner occupied	198,231	83,179	86,382	169,561	6,087
Municipal	1,535	1,056	—	1,056	—
Total commercial	385,286	127,492	189,947	317,439	28,939
Commercial real estate:
Construction and land development	60,993	16,500	26,977	43,477	1,773
Term	203,788	96,351	63,740	160,091	2,345
Total commercial real estate	264,781	112,851	90,717	203,568	4,118
Consumer:
Home equity credit line	30,209	14,798	11,883	26,681	437
1-4 family residential	86,575	37,096	35,831	72,927	8,494
Construction and other consumer real estate	3,902	1,449	1,410	2,859	233
Other	6,580	—	5,254	5,254	133
Total consumer loans	127,266	53,343	54,378	107,721	9,297
Total	$777,333	$293,686	$335,042	$628,728	$42,354

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$174,911	$2,831	$155,584	$4,255
Owner occupied	144,613	3,186	142,817	6,970
Municipal	1,008	—	1,021	—
Total commercial	320,532	6,017	299,422	11,225
Commercial real estate:
Construction and land development	35,562	1,628	36,215	2,177
Term	144,054	5,063	142,439	10,038
Total commercial real estate	179,616	6,691	178,654	12,215
Consumer:
Home equity credit line	25,400	416	24,948	821
1-4 family residential	69,874	534	68,464	1,041
Construction and other consumer real estate	2,497	22	2,529	64
Bankcard and other revolving plans	—	1	1	100
Other	4,176	230	4,463	516
Total consumer loans	101,947	1,203	100,405	2,542
Total	$602,095	$13,911	$578,481	$25,982

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$194,683	$4,212	$188,136	$6,802
Owner occupied	232,662	4,532	236,250	9,286
Municipal	9,270	—	9,615	—
Total commercial	436,615	8,744	434,001	16,088
Commercial real estate:
Construction and land development	61,957	1,394	64,265	4,932
Term	245,827	6,618	260,749	20,568
Total commercial real estate	307,784	8,012	325,014	25,500
Consumer:
Home equity credit line	25,854	372	25,470	774
1-4 family residential	82,353	512	81,909	1,052
Construction and other consumer real estate	3,164	36	3,166	74
Bankcard and other revolving plans	—	1	5	1
Other	7,314	421	7,854	930
Total consumer loans	118,685	1,342	118,404	2,831
Total	$863,084	$18,098	$877,419	$44,419

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	June 30, 2015
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1,819	$3,654	$16	$115	$213	$21,388	$27,205
Owner occupied	2,064	1,306	945	—	8,623	17,705	30,643
Total commercial	3,883	4,960	961	115	8,836	39,093	57,848
Commercial real estate:
Construction and land development	—	—	—	—	494	13,378	13,872
Term	7,142	896	173	974	2,277	30,129	41,591
Total commercial real estate	7,142	896	173	974	2,771	43,507	55,463
Consumer:
Home equity credit line	741	833	10,539	—	265	2,038	14,416
1-4 family residential	2,507	362	7,205	439	3,214	36,710	50,437
Construction and other consumer real estate	279	496	36	—	—	1,171	1,982
Total consumer loans	3,527	1,691	17,780	439	3,479	39,919	66,835
Total accruing	14,552	7,547	18,914	1,528	15,086	122,519	180,146
Nonaccruing
Commercial:
Commercial and industrial	159	467	—	3,616	6,782	37,336	48,360
Owner occupied	2,274	1,105	—	5,870	119	11,393	20,761
Municipal	—	992	—	—	—	—	992
Total commercial	2,433	2,564	—	9,486	6,901	48,729	70,113
Commercial real estate:
Construction and land development	10,706	62	—	—	3,229	3,708	17,705
Term	2,710	—	845	2,142	2,938	10,107	18,742
Total commercial real estate	13,416	62	845	2,142	6,167	13,815	36,447
Consumer:
Home equity credit line	10	528	669	61	—	48	1,316
1-4 family residential	8	280	1,897	180	1,040	6,785	10,190
Construction and other consumer real estate	—	147	—	67	—	78	292
Total consumer loans	18	955	2,566	308	1,040	6,911	11,798
Total nonaccruing	15,867	3,581	3,411	11,936	14,108	69,455	118,358
Total	$30,419	$11,128	$22,325	$13,464	$29,194	$191,974	$298,504

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2,611	$6,509	$18	$3,203	$3,855	$34,585	$50,781
Owner occupied	19,981	1,124	960	1,251	10,960	17,505	51,781
Total commercial	22,592	7,633	978	4,454	14,815	52,090	102,562
Commercial real estate:
Construction and land development	—	—	—	—	521	19,854	20,375
Term	7,328	9,027	179	3,153	2,546	39,007	61,240
Total commercial real estate	7,328	9,027	179	3,153	3,067	58,861	81,615
Consumer:
Home equity credit line	742	70	11,320	—	166	1,281	13,579
1-4 family residential	2,425	552	6,828	446	753	34,719	45,723
Construction and other consumer real estate	290	422	42	90	—	1,227	2,071
Total consumer loans	3,457	1,044	18,190	536	919	37,227	61,373
Total accruing	33,377	17,704	19,347	8,143	18,801	148,178	245,550
Nonaccruing
Commercial:
Commercial and industrial	442	576	—	611	5,199	20,410	27,238
Owner occupied	2,714	1,219	—	883	2,852	12,040	19,708
Municipal	—	1,056	—	—	—	—	1,056
Total commercial	3,156	2,851	—	1,494	8,051	32,450	48,002
Commercial real estate:
Construction and land development	11,080	68	—	93	3,300	6,427	20,968
Term	2,851	—	—	—	277	4,607	7,735
Total commercial real estate	13,931	68	—	93	3,577	11,034	28,703
Consumer:
Home equity credit line	—	—	420	203	—	399	1,022
1-4 family residential	3,378	1,029	1,951	191	3,527	9,413	19,489
Construction and other consumer real estate	—	463	—	—	—	100	563
Total consumer loans	3,378	1,492	2,371	394	3,527	9,912	21,074
Total nonaccruing	20,465	4,411	2,371	1,981	15,155	53,396	97,779
Total	$53,842	$22,115	$21,718	$10,124	$33,956	$201,574	$343,329

[1]
Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.
Unfunded lending commitments on TDRs amounted to approximately $3.7 million at June 30, 2015 and $6.1 million at December 31, 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

The total recorded investment of all TDRs in which interest rates were modified below market was $184.7 million at June 30, 2015 and $219.3 million at December 31, 2014. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Commercial:
Commercial and industrial	$(64)	$(7)	$(119)	$20
Owner occupied	(72)	(133)	(184)	(276)
Total commercial	(136)	(140)	(303)	(256)
Commercial real estate:
Construction and land development	(26)	(51)	(63)	(106)
Term	(103)	(137)	(212)	(285)
Total commercial real estate	(129)	(188)	(275)	(391)
Consumer:
Home equity credit line	—	(2)	(1)	(4)
1-4 family residential	(267)	(287)	(538)	(587)
Construction and other consumer real estate	(7)	(8)	(14)	(17)
Total consumer loans	(274)	(297)	(553)	(608)
Total decrease to interest income[1]	$(539)	$(625)	$(1,131)	$(1,255)

[1]	Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$135	$135	$—	$135	$135
Owner occupied	—	1,098	1,098	—	2,057	2,057
Total commercial	—	1,233	1,233	—	2,192	2,192
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	846	846	—	846	846
Total commercial real estate	—	846	846	—	846	846
Consumer:
Home equity credit line	—	—	—	—	—	—
1-4 family residential	—	107	107	—	107	107
Construction and other consumer real estate	—	—	—	—	—	—
Total consumer loans	—	107	107	—	107	107
Total	$—	$2,186	$2,186	$—	$3,145	$3,145

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$284	$284	$—	$284	$284
Owner occupied	—	421	421	—	421	421
Total commercial	—	705	705	—	705	705
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Consumer:
Home equity credit line	—	—	—	—	217	217
1-4 family residential	10	39	49	10	39	49
Construction and other consumer real estate	—	83	83	—	83	83
Total consumer loans	10	122	132	10	339	349
Total	$10	$827	$837	$10	$1,044	$1,054
Note: Total loans modified as TDRs during the 12 months previous to June 30, 2015 and 2014 were $88.7 million and $141.3 million, respectively.

As of June 30, 2015, the amount of foreclosed residential real estate property held by the Company was approximately $1.4 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $10.1 million.

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

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	June 30, 2015	December 31, 2014

Commercial	$84,120	$104,942
Commercial real estate	98,170	118,217
Consumer	14,579	17,910
Outstanding balance	$196,869	$241,069

Carrying amount	$152,420	$179,299
Less ALLL	1,139	2,800
Carrying amount, net	$151,281	$176,499
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

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were $2.4 million at June 30, 2015 and $5.3 million at December 31, 2014.
Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Balance at beginning of period	$50,931	$65,765	$45,055	$77,528
Accretion	(11,674)	(14,181)	(21,257)	(36,488)
Reclassification from nonaccretable difference	4,579	5,531	17,860	14,451
Disposals and other	2,866	3,719	5,044	5,343
Balance at end of period	$46,702	$60,834	$46,702	$60,834
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

ZIONS BANCORPORATION AND SUBSIDIARIES

During the three and six months ended June 30, we adjusted the ALLL for acquired loans by recording a provision for loan losses of $0.3 million and $(0.5) million in 2015, and $0.2 million and $(2.5) million in 2014, respectively. The provision is net of the ALLL reversals discussed subsequently.

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

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three and six months ended June 30, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $1.1 million and $2.5 million in 2015 and $0.7 million and $3.6 million in 2014, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income.

For the three and six months ended June 30, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $9.3 million and $16.7 million in 2015 and $11.7 million and $30.2 million in 2014, respectively, of additional interest income.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following June 30, 2015, we estimate that an additional $8.7 million will be reclassified.

Collateral and Credit Risk
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
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately offset through matching derivative contracts, such that the Company minimizes its interest rate risk exposure resulting from such transactions. Most of these customers do not have the capability for centralized clearing. Therefore we manage the credit risk through loan underwriting which includes a credit risk exposure formula for the swap, the same collateral and guarantee protection applicable to the loan and credit approvals, limits, and monitoring procedures. Fee income from customer swaps is included in other service charges, commissions and fees. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. Nevertheless, the related credit risk is considered and measured when and where appropriate. See Note 6 for further discussion of our underwriting, collateral requirements, and other procedures used to address credit risk.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At June 30, 2015, the fair value of our derivative liabilities was $60.2 million, for which we were required to pledge cash collateral of approximately $46.3 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at June 30, 2015, the additional amount of collateral we could be required to pledge is approximately $1.7 million. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

ZIONS BANCORPORATION AND SUBSIDIARIES

Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at June 30, 2015 and December 31, 2014, and the related gain (loss) of derivative instruments for the three and six months ended June 30, 2015 and 2014 is summarized as follows:

	June 30, 2015			December 31, 2014
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	$737,500	$3,379	$398	$275,000	$1,508	$123
Total derivatives designated as hedging instruments	737,500	3,379	398	275,000	1,508	123
Derivatives not designated as hedging instruments
Interest rate swaps for customers [2]	2,984,909	43,968	45,598	2,770,052	48,287	50,669
Foreign exchange	315,300	16,615	14,249	443,721	16,625	15,272
Total derivatives not designated as hedging instruments	3,300,209	60,583	59,847	3,213,773	64,912	65,941
Total derivatives	$4,037,709	$63,962	$60,245	$3,488,773	$66,420	$66,064

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$(424)	$1,218			$3,829	$2,234
	(424)	1,218			3,829	2,234
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$465				$933
Total derivatives designated as hedging instruments	(424)	1,218		465	3,829	2,234		933
Derivatives not designated as hedging instruments
Interest rate swaps for customers [2]			$3,873				$4,390
Futures contracts			—				1
Foreign exchange			1,697				4,432
Total derivatives not designated as hedging instruments			5,570				8,823
Total derivatives	$(424)	$1,218	$5,570	$465	$3,829	$2,234	$8,823	$933

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$1,988	$577			$2,526	$928
	1,988	577			2,526	928
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$608				$1,326
Total derivatives designated as hedging instruments	1,988	577		608	2,526	928		1,326
Derivatives not designated as hedging instruments
Interest rate swaps			$348				$354
Interest rate swaps for customers [2]			(377)				(926)
Foreign exchange			1,998				3,709
Total return swap			(467)				(7,894)
Total derivatives not designated as hedging instruments			1,502				(4,757)
Total derivatives	$1,988	$577	$1,502	$608	$2,526	$928	$(4,757)	$1,326

Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain.

[2]	Notional amounts include both the customer swaps and the offsetting derivative contracts.

[3]
Amounts for the three and six months ended June 30, of $1.2 million and $2.2 million in 2015, and $0.6 million and $0.9 million in 2014, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 8.

At June 30, the fair values of derivative assets and liabilities were reduced by net credit valuation adjustments of $1.7 million and $0.1 million in 2015, and $1.9 million and $0.5 million in 2014, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

8.	DEBT AND SHAREHOLDERS’ EQUITY
Long-term debt is summarized as follows:

(In thousands)	June 30, 2015	December 31, 2014

Junior subordinated debentures related to trust preferred securities	$164,950	$168,043
Convertible subordinated notes	143,964	132,838
Subordinated notes	334,888	335,798
Senior notes	406,149	432,385
FHLB advances	—	22,156
Capital lease obligations	987	1,062
Total	$1,050,938	$1,092,282
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments, including the value of associated hedges.

ZIONS BANCORPORATION AND SUBSIDIARIES

Maturities of long-term debt in 2015 include the following:

	Coupon rate	Carrying value
(In thousands)		June 30, 2015	Maturity

Convertible subordinated note	6.00%	$76,523	September 15, 2015
Subordinated note	6.00%	32,520	September 15, 2015
Convertible subordinated note	5.50%	67,441	November 16, 2015
Subordinated note	5.50%	52,477	November 16, 2015
		$228,961

Debt Redemptions
During the three and six months ended June 30, 2015, we redeemed $19 million and $27 million of long-term senior notes. During the three months ended June 30, 2015, we redeemed $3.1 million of trust preferred securities and the entire $22 million of FHLB advances; the FHLB redemption resulted in debt extinguishment cost of $2.4 million.
Basel III Capital Framework
Effective January 1, 2015, we adopted the new Basel III capital framework that was issued by the Federal Reserve for U.S. banking organizations. We adopted the new capital rules on a 2015 phase-in basis and will adopt the fully phased-in requirements effective January 1, 2019. During the first quarter, we made the “opt-out” election with respect to the regulatory capital treatment of AOCI under the Basel III framework.
Among other things, the new rules revise capital adequacy guidelines and the regulatory framework for prompt corrective action, and they modify specified quantitative measures of our assets, liabilities, and capital. The impact of these new rules will require the Company to maintain capital in excess of current “well-capitalized” regulatory standards.
Accumulated Other Comprehensive Income
Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Six Months Ended June 30, 2015
Balance at December 31, 2014	$(91,921)	$2,226	$(38,346)	$(128,041)
Other comprehensive income before reclassifications, net of tax	4,131	4,308	—	8,439
Amounts reclassified from AOCI, net of tax	85,812	(1,382)	—	84,430
Other comprehensive income	89,943	2,926	—	92,869
Balance at June 30, 2015	$(1,978)	$5,152	$(38,346)	$(35,172)

Income tax expense included in other comprehensive income	$58,778	$1,867	$—	$60,645

Six Months Ended June 30, 2014
Balance at December 31, 2013	$(168,805)	$1,556	$(24,852)	$(192,101)
Other comprehensive income before reclassifications, net of tax	82,458	732	—	83,190
Amounts reclassified from AOCI, net of tax	(27,368)	(558)	—	(27,926)
Other comprehensive income (loss)	55,090	174	—	55,264
Balance at June 30, 2014	$(113,715)	$1,730	$(24,852)	$(136,837)

Income tax expense (benefit) included in other comprehensive income (loss)	$44,082	$151	$—	$44,233

ZIONS BANCORPORATION AND SUBSIDIARIES

	Amounts reclassified from AOCI [1]				Statement of income (SI) Balance sheet (BS)
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2015	2014	2015	2014		Affected line item

Net realized gains (losses) on investment securities	$(138,436)	$5,026	$(138,675)	$35,940	SI	Fixed income securities gains (losses), net
Income tax expense (benefit)	(52,772)	1,922	(52,863)	7,996
	(85,664)	3,104	(85,812)	27,944

Net unrealized losses on investment securities	—	—	—	(27)	SI	Net impairment losses on investment securities
Income tax benefit	—	—	—	(10)
	—	—	—	(17)
Accretion of securities with noncredit-related impairment losses not expected to be sold	—	(462)	—	(944)	BS	Investment securities, held-to-maturity
Deferred income taxes	—	189	—	385	BS	Other assets
	$(85,664)	$2,831	$(85,812)	$27,368

Net unrealized gains on derivative instruments	$1,218	$577	$2,234	$928	SI	Interest and fees on loans
Income tax expense	465	229	852	370
	$753	$348	$1,382	$558

[1]	Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

9.	INCOME TAXES
The effective income tax rate for the three and six months ended June 30, 2015 and 2014 was lower than the blended statutory rate of 38.25% primarily because of an increase in the proportion of nontaxable items relative to pretax income.
Net deferred tax assets were approximately $202 million at June 30, 2015 and $224 million at December 31, 2014. We evaluate deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of June 30, 2015.

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

Third Party Service Providers
We use a third party pricing service to provide pricing for approximately 91% of our AFS Level 2 securities. Fair values for other AFS Level 2 and for Level 3 securities generally use certain inputs corroborated by market data and include standard form discounted cash flow modeling.

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

The following describes the hierarchy designations, valuation methodologies, and key inputs to measure fair value on a recurring basis for designated financial instruments:

Available-for-Sale
U.S. Treasury, Agencies and Corporations
U.S. Treasury securities are measured under Level 1 using quoted market prices when available. U.S. agencies and corporations are measured under Level 2 generally using the previously discussed third party pricing service.

Municipal Securities
Municipal securities are measured under Level 2 generally using the third party pricing service. Valuation inputs include Baa municipal curves, as well as FHLB and London Interbank Offered Rate (“LIBOR”) swap curves.

Mutual Funds and Other
Mutual funds and other securities are measured under Level 1 or Level 2. For Level 1, quoted market prices are used which may include net asset values or their equivalents. Level 2 valuations generally use quoted prices for similar securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Trading Account
Securities in the trading account are measured under Level 1 using quoted market prices. If not available, quoted prices under Level 2 for similar securities are used.
Bank-Owned Life Insurance
Bank-owned life insurance (“BOLI”) is measured under Level 2 according to cash surrender values (“CSVs”) of the insurance policies that are provided by a third party service. Nearly all policies are general account policies with CSVs based on the Company’s claims on the assets of the insurance companies. The insurances companies’ investments include predominantly fixed income securities consisting of investment-grade corporate bonds and various types of mortgage instruments. Management regularly reviews its BOLI investment performance, including concentrations among insurance providers.
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
Derivatives
Derivatives are measured according to their classification as either exchange-traded or over-the-counter (“OTC”). Exchange-traded derivatives consist of foreign currency exchange contracts measured under Level 1 because they are traded in active markets. OTC derivatives, including those for customers, consist of interest rate swaps and options. These derivatives are measured under Level 2 using third party services. Observable market inputs include yield curves (the LIBOR swap curve and relevant overnight index swap curves), foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect nonperformance risk for both the Company and the respective counterparty. These adjustments are determined generally by applying a credit spread to the total expected exposure of the derivative.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, included in “Federal funds and other short-term borrowings” on the balance sheet, are measured under Level 1 using quoted market prices. If not available, quoted prices under Level 2 for similar securities are used.

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	June 30, 2015
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$4,314,267	$—	$4,314,267
Municipal securities		202,657		202,657
Other debt securities		23,815		23,815
Money market mutual funds and other	103,360	8,316		111,676
	103,360	4,549,055	—	4,652,415
Trading account		74,519		74,519
Other noninterest-bearing investments:
Bank-owned life insurance		479,596		479,596
Private equity investments			110,115	110,115
Other assets:
Agriculture loan servicing and interest-only strips			13,502	13,502
Deferred compensation plan assets	89,729			89,729
Derivatives:
Interest rate related and other		3,963		3,963
Interest rate swaps for customers		43,968		43,968
Foreign currency exchange contracts	16,615			16,615
	16,615	47,931	—	64,546
	$209,704	$5,151,101	$123,617	$5,484,422
LIABILITIES
Securities sold, not yet purchased	$11,397	$—	$—	$11,397
Other liabilities:
Deferred compensation plan obligations	89,729			89,729
Derivatives:
Interest rate related and other		398		398
Interest rate swaps for customers		45,598		45,598
Foreign currency exchange contracts	14,249			14,249
	14,249	45,996	—	60,245
	$115,375	$45,996	$—	$161,371

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$3,098,208	$—	$3,098,208
Municipal securities		185,093	4,164	189,257
Asset-backed securities:
Trust preferred – banks and insurance		22,701	393,007	415,708
Auction rate			4,761	4,761
Other		666	25	691
Money market mutual funds and other	105,348	30,275		135,623
	105,348	3,336,943	401,957	3,844,248
Trading account		70,601		70,601
Other noninterest-bearing investments:
Bank-owned life insurance		476,290		476,290
Private equity investments			99,865	99,865
Other assets:
Agriculture loan servicing and interest-only strips			12,227	12,227
Deferred compensation plan assets	88,878			88,878
Derivatives:
Interest rate related and other		1,508		1,508
Interest rate swaps for customers		48,287		48,287
Foreign currency exchange contracts	16,625			16,625
	16,625	49,795	—	66,420
	$210,851	$3,933,629	$514,049	$4,658,529
LIABILITIES
Securities sold, not yet purchased	$24,230	$—	$—	$24,230
Other liabilities:
Deferred compensation plan obligations	88,878			88,878
Derivatives:
Interest rate related and other		297		297
Interest rate swaps for customers		50,669		50,669
Foreign currency exchange contracts	15,272			15,272
	15,272	50,966	—	66,238
Other			13	13
	$128,380	$50,966	$13	$179,359

ZIONS BANCORPORATION AND SUBSIDIARIES

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended June 30, 2015
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at March 31, 2015	$2,465	$438,338	$4,803	$105,232	$12,001	$—
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	1	214
Dividends and other investment income (loss)				(1,633)
Equity securities gains, net				714
Fixed income securities losses, net	(375)	(136,368)	(606)
Other noninterest income					1,483
Other comprehensive income (loss)	560	148,496	(116)
Purchases				7,262	210
Sales	(2,651)	(437,442)	(4,081)	(991)
Redemptions and paydowns		(13,238)		(469)	(192)
Balance at June 30, 2015	$—	$—	$—	$110,115	$13,502	$—

	Level 3 Instruments
	Six Months Ended June 30, 2015
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2014	$4,164	$393,007	$4,761	$97,649	$12,227	$(13)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	3	471
Dividends and other investment income (loss)				(559)
Equity securities gains, net				3,967
Fixed income securities losses, net	(344)	(136,691)	(606)
Other noninterest income					1,487
Other noninterest expense						13
Other comprehensive income (loss)	687	141,547	(74)
Fair value of HTM securities reclassified as AFS		57,308
Purchases				12,314	381
Sales	(2,651)	(440,055)	(4,081)	(2,508)
Redemptions and paydowns	(1,859)	(15,587)		(748)	(593)
Balance at June 30, 2015	$—	$—	$—	$110,115	$13,502	$—

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended June 30, 2014
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at March 31, 2014	$10,184	$690,217	$—	$6,560	$30	$81,052	$11,207	$(5,632)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	8	633		1
Dividends and other investment income (loss)						(1,052)
Fair value and nonhedge derivative loss								(467)
Equity securities gains, net						584
Fixed income securities gains, net		4,383
Other noninterest income							45
Other noninterest expense								101
Other comprehensive income (loss)	92	6,878		17
Purchases						7,104	379
Sales						(15)
Redemptions and paydowns	(246)	(16,306)			(2)	(5,417)	(170)	5,866
Balance at June 30, 2014	$10,038	$685,805	$—	$6,578	$28	$82,256	$11,461	$(132)

	Level 3 Instruments
	Six Months Ended June 30, 2014
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2013	$10,662	$1,238,820	$22,996	$6,599	$25,800	$82,410	$8,852	$(4,303)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	18	1,353		2
Dividends and other investment income (loss)						(2,747)
Fair value and nonhedge derivative loss								(7,894)
Equity securities gains, net						584
Fixed income securities gains, net	16	22,965	1,399		10,917
Other noninterest income							526
Other noninterest expense								109
Other comprehensive income (loss)	(182)	101,340		(23)	(15)
Purchases						8,460	2,456
Sales		(546,388)			(36,669)	(839)
Redemptions and paydowns	(476)	(63,092)	(24,395)		(5)	(5,612)	(373)	11,956
Transfers to Level 2		(69,193)
Balance at June 30, 2014	$10,038	$685,805	$—	$6,578	$28	$82,256	$11,461	$(132)

ZIONS BANCORPORATION AND SUBSIDIARIES

Except for the transfers included in the previous schedule, no transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three and six months ended June 30, 2015 and 2014. Transfers are considered to have occurred as of the end of the reporting period.

The preceding reconciling amounts using Level 3 inputs include the following realized amounts in the statement of income:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014

Dividends and other investment income	$4	$—	$4	$34
Fixed income securities gains (losses), net	(137,349)	4,383	(137,641)	35,297
Equity securities losses, net	(674)	—	(674)	—

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes during the year-to-date period measured on a nonrecurring basis.

(In thousands)	Fair value at June 30, 2015				Fair value at December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$3,547	$3,547	$—	$—	$23,454	$23,454
Impaired loans	—	10,983	—	10,983	—	16,574	—	16,574
Other real estate owned	—	2,594	—	2,594	—	8,034	—	8,034
	$—	$13,577	$3,547	$17,124	$—	$24,608	$23,454	$48,062

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
ASSETS
HTM securities adjusted for OTTI	$—	$—	$—	$(27)
Private equity investments, carried at cost	(1,125)	(133)	(2,278)	(133)
Impaired loans	(2,808)	(8,662)	(5,357)	(13,189)
Other real estate owned	(310)	(937)	(1,318)	(3,171)
	$(4,243)	$(9,732)	$(8,953)	$(16,520)

During the three and six months ended June 30, we recognized net gains of $1.1 million and $1.9 million in 2015 and $1.5 million and $2.5 million in 2014 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $10.1 million and $24.6 million during the six months ended June 30, 2015 and 2014, respectively. Previous to their sale in these periods, we recognized impairment on these properties of $0.3 million and $0.4 million in 2015 and $0.3 million and $0.5 million in 2014.

Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of private equity investments carried at cost were $29.6 million at June 30, 2015 and $39.1 million at December 31, 2014. Amounts of other noninterest-bearing investments carried at cost were $244.1 million at June 30, 2015 and $250.7 million at December 31, 2014, which were comprised of Federal Reserve, Federal Home Loan Bank, and Farmer Mac stock.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	June 30, 2015			December 31, 2014
(In thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$570,869	$578,327	3	$647,252	$677,196	3
Loans and leases (including loans held for sale), net of allowance	39,567,057	39,296,460	3	39,591,499	39,426,498	3
Financial liabilities:
Time deposits	2,263,146	2,265,320	2	2,406,924	2,408,550	2
Foreign deposits	372,106	372,069	2	328,391	328,447	2
Long-term debt (less fair value hedges)	1,050,367	1,091,173	2	1,090,778	1,159,287	2
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
HTM investment securities primarily consist of municipal securities. They were measured at fair value according to the methodologies previously discussed for these investment types.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

11.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In thousands)	June 30, 2015	December 31, 2014

Net unfunded commitments to extend credit [1]	$16,678,282	$16,658,757
Standby letters of credit:
Financial	677,693	745,895
Performance	193,710	183,482
Commercial letters of credit	37,674	32,144
Total unfunded lending commitments	$17,587,359	$17,620,278

[1]	Net of participations
The Company’s 2014 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At June 30, 2015, the Company had recorded approximately $14.7 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $11.9 million attributable to the RULC and $2.8 million of deferred commitment fees.
At June 30, 2015, the Parent has guaranteed $15.0 million of debt of affiliated trusts issuing trust preferred securities.
At June 30, 2015, we had unfunded commitments for private equity investments of approximately $48 million. These obligations have no stated maturity. Certain PEIs related to these commitments are prohibited by the Volcker Rule. See related discussions about these investments in Notes 5 and 10.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

securities and other laws and regulations applicable to us. At any given time, we may be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters.
As of June 30, 2015, we were subject to the following material litigation and governmental inquiries:

•
a class action case, Reyes v. Zions First National Bank, et. al., which was brought in the United States District Court for the Eastern District of Pennsylvania in early 2010. This case relates to our banking relationships with customers that allegedly engaged in wrongful telemarketing practices. The plaintiff is seeking a trebled monetary award under the federal RICO Act. In the third quarter of 2013, the District Court denied the plaintiff’s motion for class certification in the Reyes case. The plaintiff appealed the District Court decision to the Third Circuit Court of Appeals. The Third Circuit had not ruled on the appeals as of August 2015.

•
a governmental inquiry into possible money laundering activities of a customer of one of our subsidiary banks and the anti-money laundering practices of that bank (conducted by the United States Attorney’s Office for the Southern District of New York). Our first contact with the United States Attorney’s Office relating to this matter occurred in early 2012. We are unclear about the status of this inquiry.

•
a governmental inquiry into the practices of our subsidiary, Zions Bank; our former subsidiary, NetDeposit, LLC; and possibly other of our affiliates relating primarily to payment processing for allegedly fraudulent telemarketers and other customer types (conducted by the Department of Justice). This inquiry has been directed towards the banking industry generally, including numerous banks unrelated to us, and has led to a number of enforcement actions. Our first contact with the Department of Justice relating to this matter occurred in early 2013. We are unclear about the status of the inquiry as it relates to us.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of June 30, 2015, we estimated the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $50 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

12.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended June 30,						Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

Service cost	$—	$—	$—	$—	$8	$8	$—	$—	$—	$—	$16	$16
Interest cost	1,783	1,880	101	113	10	12	3,566	3,760	201	227	20	23
Expected return on plan assets	(3,090)	(3,326)					(6,180)	(6,652)
Amortization of prior service cost			—	13	—	—			—	25	—	—
Amortization of net actuarial (gain) loss	1,574	797	31	5	(13)	(18)	3,147	1,593	62	10	(26)	(35)
Net periodic benefit cost (credit)	$267	$(649)	$132	$131	$5	$2	$533	$(1,299)	$263	$262	$10	$4
As disclosed in the Company’s 2014 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

13.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of June 30, 2015, we operate seven community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 101 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. Amegy operates 79 branches in Texas. CB&T operates 94 branches in California. NBAZ operates 66 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon. Effective April 1, 2015, TCBO was merged into TCBW. Note 1 discusses the upcoming consolidation of the seven bank charters into one bank charter. When completed, this consolidation will affect the presentation of segment reporting, although certain geographical information will continue.

The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”), certain nonbank financial service subsidiaries, and eliminations of transactions between segments. The Parent’s operations are significant to the Other segment. Net interest income is substantially affected by the Parent’s interest on long-term debt. ZMSC provides internal technology and operational services to affiliated operating businesses of the Company. ZMSC charges most of its costs to the affiliates on an approximate break-even basis.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the three months ended June 30, 2015 and 2014:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
CONDENSED INCOME STATEMENT
Net interest income	$144.2	$145.6	$95.0	$95.4	$98.7	$103.7	$40.3	$40.3	$28.3	$28.3
Provision for loan losses	(8.4)	(15.4)	14.0	(7.5)	(3.5)	(12.9)	2.7	(8.0)	(3.0)	(5.7)
Net interest income after provision for loan losses	152.6	161.0	81.0	102.9	102.2	116.6	37.6	48.3	31.3	34.0
Noninterest income [1]	(6.6)	50.2	33.8	36.3	21.2	13.8	10.8	8.3	8.4	8.9
Noninterest expense	129.3	121.1	96.7	92.5	79.4	82.4	36.8	38.9	33.6	34.0
Income before income taxes	16.7	90.1	18.1	46.7	44.0	48.0	11.6	17.7	6.1	8.9
Income taxes (benefit)	4.6	33.2	5.2	15.9	17.2	19.0	4.0	6.6	2.0	3.0
Net income (loss)	12.1	56.9	12.9	30.8	26.8	29.0	7.6	11.1	4.1	5.9
Net income (loss) applicable to noncontrolling interests	0.9	—	—	—	—	—	—	—	—	—
Net income (loss) applicable to controlling interest	$11.2	$56.9	$12.9	$30.8	$26.8	$29.0	$7.6	$11.1	$4.1	$5.9

AVERAGE BALANCE SHEET DATA
Total assets	$18,875	$17,593	$13,674	$13,618	$11,515	$11,044	$4,942	$4,696	$4,311	$4,073
Cash and due from banks	251	335	97	213	86	156	43	74	75	82
Money market investments	2,970	2,679	1,980	2,435	1,776	1,252	402	412	885	764
Total securities	2,794	1,747	281	260	425	237	450	371	858	787
Total loans	12,172	12,317	10,159	9,563	8,472	8,655	3,846	3,648	2,358	2,318
Total deposits	16,456	15,322	11,198	11,167	9,864	9,394	4,291	4,014	3,902	3,676
Shareholder’s equity:
Preferred equity	280	280	226	227	162	162	85	98	50	50
Common equity	1,639	1,552	1,952	1,873	1,406	1,368	491	454	332	324
Noncontrolling interests	11	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,930	1,832	2,178	2,100	1,568	1,530	576	552	382	374

	Vectra		TCBW		Other		Consolidated Company
	2015	2014	2015	2014	2015	2014	2015	2014
CONDENSED INCOME STATEMENT
Net interest income	$26.4	$25.4	$7.7	$8.0	$(16.9)	$(30.4)	$423.7	$416.3
Provision for loan losses	(0.4)	(4.5)	(0.8)	(0.4)	—	—	0.6	(54.4)
Net interest income after provision for loan losses	26.8	29.9	8.5	8.4	(16.9)	(30.4)	423.1	470.7
Noninterest income [1]	4.7	5.9	1.2	1.3	(73.1)	0.2	0.4	124.9
Noninterest expense	24.4	23.7	(1.5)	6.0	5.4	7.4	404.1	406.0
Income (loss) before income taxes	7.1	12.1	11.2	3.7	(95.4)	(37.6)	19.4	189.6
Income taxes (benefit)	2.4	4.3	3.9	1.3	(33.9)	(13.3)	5.4	70.0
Net income (loss)	4.7	7.8	7.3	2.4	(61.5)	(24.3)	14.0	119.6
Net income (loss) applicable to noncontrolling interests	—	—	—	—	(0.9)	—	—	—
Net income (loss) applicable to controlling interest	$4.7	$7.8	$7.3	$2.4	$(60.6)	$(24.3)	$14.0	$119.6

AVERAGE BALANCE SHEET DATA
Total assets	$3,236	$2,595	$987	$948	$(62)	$469	$57,478	$55,036
Cash and due from banks	29	47	35	25	(25)	(13)	591	919
Money market investments	522	20	142	104	(262)	(162)	8,415	7,504
Total securities	225	158	79	82	134	381	5,246	4,023
Total loans	2,400	2,316	721	725	3	2	40,131	39,544
Total deposits	2,831	2,184	852	799	(1,269)	(1,097)	48,125	45,459
Shareholder’s equity:
Preferred equity	25	42	3	3	173	142	1,004	1,004
Common equity	319	283	107	106	247	(215)	6,493	5,745
Noncontrolling interests	—	—	—	—	(11)	—	—	—
Total shareholder’s equity	344	325	110	109	409	(73)	7,497	6,749

[1]	Includes loss on sale of CDOs in 2015 of (in millions) $62.5 (Zions Bank), $0.6 (NSB), $0.6 (Vectra) and $73.1 (Other).

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the six months ended June 30, 2015 and 2014:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

CONDENSED INCOME STATEMENT
Net interest income	$285.3	$288.1	$191.7	$190.1	$194.4	$212.9	$79.3	$80.6	$56.3	$56.2
Provision for loan losses	(13.0)	(24.1)	25.1	9.4	(7.6)	(15.0)	3.4	(11.0)	(11.7)	(8.3)
Net interest income after provision for loan losses	298.3	312.2	166.6	180.7	202.0	227.9	75.9	91.6	68.0	64.5
Noninterest income	40.2	94.2	67.8	68.3	37.9	19.6	19.3	16.6	17.4	13.8
Noninterest expense	256.7	242.6	190.7	179.5	153.8	167.7	73.7	76.2	65.7	66.1
Income before income taxes	81.8	163.8	43.7	69.5	86.1	79.8	21.5	32.0	19.7	12.2
Income taxes	28.0	60.0	13.7	23.2	33.6	31.1	7.4	11.8	6.6	4.0
Net income	53.8	103.8	30.0	46.3	52.5	48.7	14.1	20.2	13.1	8.2
Net income (loss) applicable to noncontrolling interests	1.4	—	—	—	—	—	—	—	—	—
Net income (loss) applicable to controlling interest	$52.4	$103.8	$30.0	$46.3	$52.5	$48.7	$14.1	$20.2	$13.1	$8.2

AVERAGE BALANCE SHEET DATA
Total assets	$18,725	$17,932	$13,818	$13,543	$11,442	$10,967	$4,884	$4,654	$4,238	$4,032
Cash and due from banks	274	337	140	267	88	161	46	73	73	85
Money market investments	2,969	3,110	2,013	2,469	1,718	1,191	399	351	810	732
Total securities	2,632	1,672	283	251	381	282	431	368	849	784
Total loans	12,176	12,282	10,217	9,463	8,487	8,597	3,805	3,672	2,371	2,312
Total deposits	16,309	15,649	11,337	11,133	9,783	9,334	4,235	3,983	3,829	3,637
Shareholder’s equity:
Preferred equity	280	280	226	190	162	162	85	109	50	50
Common equity	1,636	1,545	1,946	1,861	1,400	1,359	488	438	332	321
Noncontrolling interests	11	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,927	1,825	2,172	2,051	1,562	1,521	573	547	382	371
	Vectra		TCBW		Other		Consolidated Company
	2015	2014	2015	2014	2015	2014	2015	2014

CONDENSED INCOME STATEMENT
Net interest income	$52.1	$50.7	$15.1	$15.7	$(33.1)	$(61.5)	$841.1	$832.8
Provision for loan losses	3.5	(6.3)	(0.6)	0.3	—	—	(0.9)	(55.0)
Net interest income after provision for loan losses	48.6	57.0	15.7	15.4	(33.1)	(61.5)	842.0	887.8
Noninterest income	9.8	9.7	2.2	0.3	(72.4)	40.7	122.2	263.2
Noninterest expense	48.3	49.0	6.3	11.4	6.3	11.6	801.5	804.1
Income (loss) before income taxes	10.1	17.7	11.6	4.3	(111.8)	(32.4)	162.7	346.9
Income taxes (benefit)	3.1	6.1	4.0	1.5	(39.7)	(11.6)	56.7	126.1
Net income (loss)	7.0	11.6	7.6	2.8	(72.1)	(20.8)	106.0	220.8
Net income (loss) applicable to noncontrolling interests	—	—	—	—	(1.4)	—	—	—
Net income (loss) applicable to controlling interest	$7.0	$11.6	$7.6	$2.8	$(70.7)	$(20.8)	$106.0	$220.8

AVERAGE BALANCE SHEET DATA
Total assets	$3,107	$2,582	$981	$947	$(46)	$577	$57,149	$55,234
Cash and due from banks	29	47	35	25	(18)	(17)	667	978
Money market investments	431	17	135	113	(260)	(163)	8,215	7,820
Total securities	208	161	80	87	152	465	5,016	4,070
Total loans	2,379	2,298	717	709	3	2	40,155	39,335
Total deposits	2,700	2,176	841	800	(1,228)	(1,093)	47,806	45,619
Shareholder’s equity:
Preferred equity	25	56	3	3	173	154	1,004	1,004
Common equity	318	265	105	104	224	(223)	6,449	5,670
Noncontrolling interests	—	—	—	—	(11)	—	—	—
Total shareholder’s equity	343	321	108	107	386	(69)	7,453	6,674

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION
Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Zions Bancorporation (“the Parent”) and its subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”); and

•
statements preceded by, followed by, or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “projects,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to successfully execute its business plans, manage its risks, and achieve its objectives, including its restructuring initiatives;

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

•	changes in markets for equity, fixed income, commercial paper and other securities, including availability, market liquidity levels, and pricing;

•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;

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
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
AFS	Available-for-Sale	FASB	Financial Accounting Standards Board
ALCO	Asset/Liability Committee	FDIC	Federal Deposit Insurance Corporation
ALLL	Allowance for Loan and Lease Losses	FHLB	Federal Home Loan Bank
Amegy	Amegy Corporation	FHLMC	Federal Home Loan Mortgage Corporation, or “Freddie Mac”
AOCI	Accumulated Other Comprehensive Income	FNMA	Federal National Mortgage Association, or “Fannie Mae”
ASC	Accounting Standards Codification	FRB	Federal Reserve Board
ASU	Accounting Standards Update	GAAP	Generally Accepted Accounting Principles
ATM	Automated Teller Machine	GNMA	Government National Mortgage Association, or “Ginnie Mae”
BOLI	Bank-Owned Life Insurance	HECL	Home Equity Credit Line
bps	basis points	HQLA	High Quality Liquid Assets
CB&T	California Bank & Trust	HTM	Held-to-Maturity
CCAR	Comprehensive Capital Analysis and Review	HVCRE	High Volatility Commercial Real Estate
CDO	Collateralized Debt Obligation	IFRS	International Financial Reporting Standards
CET1	Common Equity Tier 1 (Basel III)	ISDA	International Swap and Derivative Association
CFPB	Consumer Financial Protection Bureau	LCR	Liquidity Coverage Ratio
CLTV	Combined Loan-to-Value Ratio	LGD	Loss Given Default
COSO	Committee of Sponsoring Organizations of the Treadway Commission	LIBOR	London Interbank Offered Rate
CRE	Commercial Real Estate	LIHTC	Low-Income Housing Tax Credit
CSA	Credit Support Annex	MD&A	Management’s Discussion and Analysis
CSV	Cash Surrender Value	NAV	Net Asset Value
DBRS	Dominion Bond Rating Service	NBAZ	National Bank of Arizona
DFAST	Dodd-Frank Act Stress Test	NSFR	Net Stable Funding Ratio
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	NSB	Nevada State Bank
DTA	Deferred Tax Asset	OCC	Office of the Comptroller of the Currency
EITF	Emerging Issues Task Force	OCI	Other Comprehensive Income
EVE	Economic Value of Equity at Risk	OREO	Other Real Estate Owned

ZIONS BANCORPORATION AND SUBSIDIARIES

OTC	Over-the-Counter	SNC	Shared National Credit
OTTI	Other-Than-Temporary Impairment	SVC	Securitization Valuation Committee
Parent	Zions Bancorporation	T1C	Tier 1 Common (Basel I)
PCI	Purchase Credit-Impaired	TCBO	The Commerce Bank of Oregon
PD	Probability of Default	TCBW	The Commerce Bank of Washington
PEI	Private Equity Investments	TDR	Troubled Debt Restructuring
REIT	Real Estate Investment Trust	Vectra	Vectra Bank Colorado
ROC	Risk Oversight Committee	VIE	Variable Interest Entity
RULC	Reserve for Unfunded Lending Commitments	VR	Volcker Rule
SBA	Small Business Administration	Zions Bank	Zions First National Bank
SBIC	Small Business Investment Company	ZMFU	Zions Municipal Funding
SEC	Securities and Exchange Commission	ZMSC	Zions Management Services Company

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2014 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
We reported second quarter net income of $14.0 million and a net loss applicable to common shareholders of $(1.1) million, or $(0.01) per diluted common share, compared to net earnings of $104.5 million, or $0.56 per diluted common share for the same prior year period. During the second quarter, the Company sold the remaining portfolio of its CDO securities and recognized a one-time pretax loss of approximately $137 million, or $0.42 after-tax per diluted common share. Shareholders’ equity was not adversely affected as the loss had been previously recognized in accumulated other comprehensive income (“AOCI”). Excluding the loss, net earnings applicable to common shareholders was $83.4 million, or $0.41 per diluted common share, for the second quarter of 2015, compared to $104.5 million, or $0.56 per diluted common share, for the second quarter of 2014. The following notable changes had a negative impact on net earnings applicable to common shareholders:

•	$143.5 million decrease in fixed income securities gains, net;

•	$55.0 million increase in the provision for loan losses;

•	$12.4 million increase in salaries and employee benefits; and

•	$8.0 million decrease in total interest income.

The impact of these items was partially offset by the following positive items:

•	$64.5 million decrease in income taxes;

•	$15.4 million decrease in total interest expense;

•	$13.6 million decrease in other noninterest expense;

•	$9.1 million decrease in the provision for unfunded lending commitments; and

•	$5.0 million increase in other noninterest income.

Net earnings applicable to common shareholders for the first six months of 2015 were $74.2 million, or $0.36 per diluted share, compared to net earnings of $180.7 million, or $0.97 per diluted share in the corresponding prior year period. The following notable changes had a positive impact on net earnings applicable to common shareholders:

•	$69.4 million decrease in income taxes;

•	$35.4 million decrease in total interest expense;

•	$27.8 million decrease in other noninterest expense;

•	$11.2 million increase in fair value and nonhedge derivative income;

ZIONS BANCORPORATION AND SUBSIDIARIES

•	$8.3 million decrease in preferred stock dividends;

•	$7.0 million increase in other service charges, commissions and fees; and

•	$6.9 million decrease in the provision for unfunded lending commitments.

The impact of these items was partially offset by the following negative items:

•	$174.6 million decrease in fixed income securities gains, net;

•	$54.1 million increase in the provision for loan losses;

•	$27.1 million decrease in total interest income; and

•	$22.5 million increase in salaries and employee benefits.

During the second quarter of 2015, we announced a corporate restructuring in conjunction with several expense and revenue initiatives that are expected to substantially improve our profitability metrics, including:

•	consolidate bank charters from seven to one while maintaining local leadership, local product pricing, and local brands;

•	create a chief banking officer position, with responsibility for retail banking, wealth management, and residential mortgage lending;

•	consolidate risk functions, while emphasizing local credit decision-making;

•	consolidate various non-customer facing operations; and

•	continue to invest in building best-in-class technology.

These changes are designed to improve the customer experience (e.g., faster turnaround times), simplify the corporate structure and how we do business, and drive substantial positive operating leverage. The increase in operating leverage is expected to come through increased revenue from growth in loans, deployment of cash to mortgage-backed securities, increased use of interest-rate swaps, and improvement in core fee income.

Once implemented, these changes should ultimately produce better revenue and expense trajectories. We plan to hold noninterest expense to below $1.6 billion, adjusted for certain expense items, in 2015 and 2016, with a slight increase in 2017. See the noninterest expense discussion on page 62 for more information. We have also provided an efficiency ratio target of less than or equal to 70% in the second half of 2015; less than or equal to 66% in 2016; and in the low 60% range in 2017. The efficiency ratio for the second quarter of 2015 was 71.4%, an improvement from 73.3% for the second quarter of 2014. See “GAAP to Non-GAAP Reconciliations” on page 89 for more information regarding the calculation of the efficiency ratio.

Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; net interest income is the largest portion of our revenue. For the second quarter of 2015, taxable-equivalent net interest income was $428.0 million, compared to $421.6 million for the first quarter of 2015, and $420.2 million for the second quarter of 2014.

Net interest margin in 2015 vs. 2014
The net interest margin was 3.18% and 3.29% for the second quarter of 2015 and 2014, respectively, and 3.22% for the first quarter of 2015. The decreased net interest margin for the second quarter of 2015, compared to the same prior year period, resulted primarily from lower yields on loans held for investment and AFS securities.

Even though our average loan portfolio was $588 million higher during the second quarter of 2015, compared to the second quarter of 2014, the average interest rate earned on those assets was 4.22%, which is 19 bps lower than the comparable prior year period. This decline in interest income was primarily caused by (1) reduced interest income on loans acquired with FDIC assistance in 2009, as those acquired portfolios were successfully managed down, (2) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower

ZIONS BANCORPORATION AND SUBSIDIARIES

than the rate when the loans were originated, (3) loans originated at lower rates than the weighted average rate of the existing portfolio, although during this past quarter we experienced an increase in the coupon on new production, and (4) the narrowing of credit and interest rate spreads. The primary reasons for the narrowing of credit and interest rate spreads are a combination of competitive pricing pressures and improved customer credit, which are the result of a more stable economic environment than a few years ago; a portion of the narrowing of the spreads may be attributed to the improved fundamental condition of our borrowers, such as stronger earnings and improved leverage ratios.

The average balance of AFS securities for the second quarter of 2015 increased by $1.2 billion, or 36.7%, while the average yield was 13 bps lower compared to the same prior year period. The decline in the average yield and the changes in the average balance are a result of changes in the composition of the AFS portfolio and the yields of the securities sold and purchased. Beginning in the second half of 2014, to improve the yield of the securities portfolio while maintaining holdings of high quality liquid assets (“HQLA”) securities, we started purchasing U.S. agency pass-through securities. These increases were partially offset by CDO sales and paydowns.

Average noninterest-bearing demand deposits provided us with low cost funding and comprised 43.6% of average total deposits for the second quarter of 2015, compared to 42.3% for second quarter of 2014. Average interest-bearing deposits increased by 3.4% in the second quarter of 2015, compared to the same prior year period, while the average rate paid remained unchanged at 18 bps.

The average balance of long-term debt was $957 million lower for the second quarter of 2015 compared to the same prior year period. The reduced balance was a result of tender offers, early calls, and redemptions at maturity, including $835 million during the third quarter of 2014. The average interest rate paid on long-term debt for the second quarter of 2015 increased by 26 bps compared to the same prior year period. This is due to the remaining outstanding balances of long-term debt being at higher interest rates than those that were redeemed during the past year. Refer to the “Liquidity Risk Management” section beginning on page 83 for more information.

During the second quarter of 2015, most of our cash in excess of that needed to fund earning assets was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments were 15.6% of total interest-earning assets, compared to 14.7% in the same prior year period.

See “Interest Rate and Market Risk Management” on page 79 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.

The spread on average interest-bearing funds was 2.98% and 3.00% for the second quarters of 2015 and 2014, respectively. The rate on interest-earning assets in the second quarter of 2015 of 3.42% was 24 bps lower than that in the same prior year period, but the cost on interest-bearing liabilities declined by 22 bps during the same comparable periods.

We expect the mix of interest-earning assets to change over the next several quarters due to slight-to-moderate loan growth in the commercial and industrial portfolios, accompanied by somewhat less growth in commercial real estate loans. In addition, as discussed below, we are incrementally investing in short-to-medium duration U.S. agency pass-through securities that qualify as HQLA; over time we expect these investments to reduce the proportion of earning assets in cash and money market investments, and increase the proportion of AFS securities. Average yields on the loan portfolio may continue to experience modest downward pressure due to competitive pricing, lower benchmark indices (such as LIBOR), and growth in lower-yielding residential mortgages; however, we expect this pressure to be somewhat less compared to the prior two years. We believe that some of the downward pressure on the net interest margin will be mitigated by lower interest expense on reduced levels of long-term debt due to maturities that will occur in the third and fourth quarters of 2015. We also believe we can offset some of the pressure on the net interest margin through loan growth, purchases of AFS securities, and employment of interest rate swaps designated as cash flow hedges.

ZIONS BANCORPORATION AND SUBSIDIARIES

We expect to remain “asset-sensitive” (which refers to net interest income increasing as a result of a rising interest rate environment) with regard to interest rate risk. In response to new liquidity and liquidity stress-testing regulations, which elevate, relative to historic levels, the proportion of HQLA we will be required to hold, we decided in the second half of 2014 to begin deploying cash into short-to-medium duration U.S. agency pass-through securities. In the second quarter of 2015, we purchased HQLA securities of $834 million at amortized cost and we are continuing these purchases. Over time these purchases are expected to somewhat reduce our asset sensitivity compared to previous periods. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience due to the prolonged period of very low interest rates. Further detail on interest rate risk is discussed in “Interest Rate Risk” on page 79.

The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(In thousands)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$8,414,602	$5,785	0.28%	$7,503,818	$4,888	0.26%
Securities:
Held-to-maturity	583,349	7,361	5.06%	600,392	8,040	5.37%
Available-for-sale	4,585,760	22,706	1.99%	3,355,710	17,746	2.12%
Trading account	76,706	610	3.19%	66,929	566	3.39%
Total securities	5,245,815	30,677	2.35%	4,023,031	26,352	2.63%
Loans held for sale	115,377	1,002	3.48%	113,569	1,021	3.61%
Loans and leases [2]
Commercial	21,527,723	226,656	4.22%	21,151,257	232,768	4.41%
Commercial real estate	10,089,092	112,472	4.47%	10,472,363	121,224	4.64%
Consumer	8,514,519	82,955	3.91%	7,920,196	80,857	4.09%
Total loans and leases	40,131,334	422,083	4.22%	39,543,816	434,849	4.41%
Total interest-earning assets	53,907,128	459,547	3.42%	51,184,234	467,110	3.66%
Cash and due from banks	591,347			919,157
Allowance for loan losses	(621,348)			(734,517)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	22,135			32,234
Other assets	2,564,121			2,621,036
Total assets	$57,477,512			$55,036,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$24,514,516	9,743	0.16%	$23,479,755	9,069	0.15%
Time	2,300,593	2,464	0.43%	2,507,489	2,918	0.47%
Foreign	325,640	114	0.14%	258,234	109	0.17%
Total interest-bearing deposits	27,140,749	12,321	0.18%	26,245,478	12,096	0.18%
Borrowed funds:
Federal funds and other short-term borrowings	214,287	74	0.14%	261,011	63	0.10%
Long-term debt	1,081,785	19,137	7.10%	2,038,810	34,749	6.84%
Total borrowed funds	1,296,072	19,211	5.95%	2,299,821	34,812	6.07%
Total interest-bearing liabilities	28,436,821	31,532	0.44%	28,545,299	46,908	0.66%
Noninterest-bearing deposits	20,984,073			19,213,921
Other liabilities	559,722			528,369
Total liabilities	49,980,616			48,287,589
Shareholders’ equity:
Preferred equity	1,004,031			1,003,988
Common equity	6,492,865			5,744,696
Total shareholders’ equity	7,496,896			6,748,684
Total liabilities and shareholders’ equity	$57,477,512			$55,036,273
Spread on average interest-bearing funds			2.98%			3.00%
Taxable-equivalent net interest income and net yield on interest-earning assets		$428,015	3.18%		$420,202	3.29%

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(In thousands)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$8,215,087	$11,003	0.27%	$7,820,058	$10,018	0.26%
Securities:
Held-to-maturity	608,001	15,356	5.09%	593,968	16,231	5.51%
Available-for-sale	4,334,279	43,479	2.02%	3,413,028	38,976	2.30%
Trading account	73,327	1,208	3.32%	62,759	1,048	3.37%
Total securities	5,015,607	60,043	2.41%	4,069,755	56,255	2.79%
Loans held for sale	110,356	1,916	3.50%	135,249	2,421	3.61%
Loans and leases [2]
Commercial	21,551,958	449,990	4.21%	21,030,626	459,067	4.40%
Commercial real estate	10,086,995	223,285	4.46%	10,436,412	250,420	4.84%
Consumer	8,516,086	165,991	3.93%	7,868,303	160,337	4.11%
Total loans and leases	40,155,039	839,266	4.21%	39,335,341	869,824	4.46%
Total interest-earning assets	53,496,089	912,228	3.44%	51,360,403	938,518	3.68%
Cash and due from banks	667,062			978,358
Allowance for loan losses	(615,324)			(740,063)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	23,239			33,645
Other assets	2,564,160			2,587,357
Total assets	$57,149,355			$55,233,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$24,365,220	19,188	0.16%	$23,195,557	17,921	0.16%
Time	2,336,344	5,002	0.43%	2,533,740	6,001	0.48%
Foreign	338,684	235	0.14%	1,000,946	953	0.19%
Total interest-bearing deposits	27,040,248	24,425	0.18%	26,730,243	24,875	0.19%
Borrowed funds:
Federal funds and other short-term borrowings	217,002	152	0.14%	255,060	130	0.10%
Long-term debt	1,086,718	38,055	7.06%	2,137,585	73,006	6.89%
Total borrowed funds	1,303,720	38,207	5.91%	2,392,645	73,136	6.16%
Total interest-bearing liabilities	28,343,968	62,632	0.45%	29,122,888	98,011	0.68%
Noninterest-bearing deposits	20,765,946			18,888,605
Other liabilities	586,091			547,915
Total liabilities	49,696,005			48,559,408
Shareholders’ equity:
Preferred equity	1,004,023			1,003,979
Common equity	6,449,327			5,670,442
Total shareholders’ equity	7,453,350			6,674,421
Total liabilities and shareholders’ equity	$57,149,355			$55,233,829
Spread on average interest-bearing funds			2.99%			3.01%
Taxable-equivalent net interest income and net yield on interest-earning assets		$849,596	3.20%		$840,507	3.30%

[1]	Taxable-equivalent rates used where applicable.

[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Provisions for Credit Losses
The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based on the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments at an adequate level based on the inherent risks associated with such commitments. In determining adequate levels of the allowance and

ZIONS BANCORPORATION AND SUBSIDIARIES

reserve, we perform periodic evaluations of our various loan portfolios, the levels of actual charge-offs, credit trends, and external factors. See Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 68 for more information on how we determine the appropriate level for the ALLL and the RULC.

During the past few years, we have experienced a significant improvement in credit quality metrics; however, recently we have experienced deterioration in various credit quality metrics primarily related to energy-related loans at Amegy Bank. Overall most credit quality metrics for the second quarter of 2015 compared to the same prior year period remained relatively stable. Gross loan and lease charge-offs increased to $31 million in the second quarter of 2015, compared to $23 million in the same prior year period. However, we had gross recoveries of $20 million in the second quarter of 2015, compared to $17 million in the same prior year period.

Nonperforming assets increased to $386 million at June 30, 2015 from $326 million at December 31, 2014. The ratio of nonperforming assets to loans and leases and other real estate owned increased to 0.96% at June 30, 2015 from 0.81% at December 31, 2014. Classified loans increased to $1.3 billion at June 30, 2015 from $1.1 billion at December 31, 2014. Approximately 85% of classified loans at June 30, 2015 were current as to principal and interest payments, compared to 83% at December 31, 2014. Classified loans are loans with well-defined credit weaknesses that are risk graded Substandard or Doubtful.

The allowance for loan losses increased by approximately $5 million since December 31, 2014, primarily as a result of the deterioration of credit quality metrics in the energy portfolio. The recent deterioration in credit quality metrics in the energy portfolio has been generally offset by improvements in credit quality in the remainder of the loan and lease portfolio, resulting in a provision of $0.6 million in the second quarter of 2015, compared to a provision of $(54.4) million in the second quarter of 2014. The negative provision in the second quarter of 2014 was due to the continued improvement in portfolio-specific credit quality metrics and sustained improvement in broader economic and credit quality indicators. During the second quarter of 2015, we did not increase our energy-related reserve, although we did transfer some of the qualitative portion of the reserve to the quantitative portion of the reserve as a result of the modest increase in classified loans. We continue to exercise caution with regard to the appropriate level of the allowance for loan losses, given the state of the economy and the sensitivity of its energy loan portfolio to oil and gas prices. Refer to the “Energy-Related Exposure” section on page 69 for more information.

During the second quarter of 2015, we recorded a $(2.3) million provision for unfunded lending commitments compared to $6.8 million in the second quarter of 2014. The negative provision in the second quarter of 2015 was primarily due to the closing of an impaired unfunded commitment and the reduction of energy-related commitments. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, funding, and changes in credit quality.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For the second quarter of 2015, noninterest income was $0.4 million, compared to $124.8 million for the same prior year period. The $124.4 million decrease was primarily attributable to a one-time loss of approximately $137 million from the sale of the remaining CDO portfolio. The following are major components of noninterest income line items impacting the first quarter change.
Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees, increased by $3.7 million in the second quarter of 2015 compared to the same prior year period. The increase was primarily due to increased interchange and merchant fees from commercial credit cards and from interest rate swap management fees.

ZIONS BANCORPORATION AND SUBSIDIARIES

Fair value and nonhedge derivative income (loss) represents the fair value gains and losses from nonhedge credit derivatives. Fair value and nonhedge derivative income (loss) improved by $3.8 million to a gain of $1.8 million in the second quarter of 2015 from a loss of $1.9 million in the second quarter of 2014.

Fixed income securities gains were a net loss of $138.4 million in the second quarter of 2015, compared to net gains of $5.0 million in the second quarter of 2014. The decrease resulted from the sale of the remaining portfolio of CDO securities for a loss of approximately $136.8 million.
Other noninterest income increased to $5.7 million during the second quarter of 2015 from $0.7 million during the same prior year period. The increase was driven by a $2.4 million gain on sale of a branch in California and an increase in income from SBA interest-only assets.

For the first six months of 2015, noninterest income decreased by $140.9 million, compared to the first six months of 2014. The decrease was primarily a result of a one-time loss related to the sale of CDO securities, resulting in a decline of $174.6 million in fixed securities gains compared to the first six months of 2014. These losses were partially offset by an increase in other service charges, commissions and fees and in fair value and nonhedge derivative income, as explained previously.

The only other significant item impacting the first six months of 2015 not previously discussed is income from equity securities. Equity securities gains for the first six months of 2015 increased by $4.8 million, compared to the first six months of 2014. The increase is primarily related to higher amounts of realized gains related to our SBIC equity investments.

Noninterest Expense
Noninterest expense decreased by $1.9 million, or 0.5%, to $404.1 million in the second quarter of 2015, compared to the same prior year period. The decline in noninterest expense was primarily caused by a decline in other noninterest expense and the provisions for unfunded lending commitments. The decline was partially offset by increases in salaries and employee benefits. The following are major components of noninterest expense line items impacting the second quarter change.
Salaries and employee benefits increased by $12.4 million, or 5.2%, during the second quarter of 2015, compared to the same prior year period. Most of the increase in salaries and employee benefits can be attributed to higher base salaries even though the number of full-time equivalent employees declined by 271 in the second quarter of 2015 compared to the second quarter of 2014. Our overall headcount was 10,265 full-time equivalent employees as of June 30, 2015, compared to 10,536 at June 30, 2014. Staff reductions, primarily at several affiliate banks, were partially offset by increased headcount in specific areas, including our major systems projects, compliance, and build-out of enterprise risk management and stress-testing functions.
Other noninterest expense for the second quarter of 2015 was $53.3 million, compared to $66.9 million for the same prior year period. The decrease is largely due to $9.2 million of insurance recoveries primarily related to a prior legal settlement at The Commerce Bank of Washington. The decrease in noninterest expense was also due to decreased write-downs of the FDIC indemnification asset. The balance of FDIC-supported/PCI loans has declined significantly since the second quarter of 2014, primarily due to paydowns and payoffs. We do not expect significant write-downs of the FDIC indemnification asset in 2015.

For the first six months of 2015, noninterest expense decreased by $2.5 million, compared to the first six months of 2014. The decrease was primarily related to a decrease of $27.8 million in other noninterest expense for the first six months of 2015, compared to the first six months of 2014, as a result of decreased write-downs of the FDIC indemnification asset. Additionally, the provision for unfunded lending commitments decreased $6.9 million for the first six months of 2015, compared to the first six months of 2014. The decrease in noninterest expense for the first six months of 2015, compared to the first six months of 2014, was partially offset by a $22.5 million increase in salaries and employee benefits for similar reasons explained previously.

ZIONS BANCORPORATION AND SUBSIDIARIES

We plan to hold noninterest expense to below $1.6 billion, adjusted for certain expense items, in 2015 and 2016, with a slight increase in 2017. The expense items that we exclude from the targeted noninterest expense of $1.6 billion are the same as those excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 89 for more information regarding the calculation of the efficiency ratio).

Income Taxes
Income tax expense for the second quarter of 2015 was $5.5 million, compared to $70.0 million for the same period in 2014. The effective income tax rates were 28.3% for the second quarter of 2015 and 36.9% for the same period in 2014. The tax rate for the second quarter of 2015 was lower compared to the same period in 2014 due to an increase in the proportion of nontaxable items relative to pretax income as well as the 2014 accrual of $2.3 million of interest expense reflected in tax expense. The year-to-date tax rates for 2015 and 2014 were similarly impacted by the previously discussed permanent items.
We had a net deferred tax asset (“DTA”) balance of $202 million at June 30, 2015, compared to $224 million at December 31, 2014. The decrease in the DTA resulted primarily from the payout of accrued compensation and the realization of losses related to the sale of CDO securities in the second quarter of 2015. The decrease in the DTA was partially offset by decreases in deferred tax liabilities related to premises and equipment and the deferred gain on the Company’s 2009 debt exchange.

BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.

The schedule referred to in our discussion of net interest income includes the average balances of our interest earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, such as money market investments or securities, while maintaining adequate levels of highly liquid assets. The current period of slow economic growth accompanied by the moderate loan demand experienced in recent quarters has made it difficult to achieve these goals. In 2014, we began to incrementally deploy some of our excess cash into short-to-medium duration pass-through U.S. agency securities that qualify as HQLA under new LCR and liquidity stress-testing regulations. As a result of this, in the second quarter of 2015, we purchased $834 million at amortized cost of HQLA securities and are continuing these purchases.
Average interest-earning assets were $53.5 billion for the first six months of 2015, compared to $51.4 billion for the first six months of 2014. Average interest-earning assets as a percentage of total average assets for the first six months of 2015 were 93.6%, compared to 93.0% in the corresponding prior year period.

Average loans and leases were $40.2 billion and $39.3 billion for the first six months of 2015 and 2014, respectively. Average loans and leases as a percentage of total average assets for the first six months of 2015 were 70.3%, compared to 71.2% in the corresponding prior year period.

Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, increased by 5.1% to $8.2 billion for the first six months of 2015, compared to $7.8 billion for the first six months of 2014. Average securities increased by 23.2% for the first six months of 2015 compared to the first six months of 2014. Average total deposits increased by 4.8% resulting from an increase in noninterest-bearing deposits and savings and money market deposits, while average loans and leases increased by 2.1% for the first six months of 2015, compared to the same period of 2014. The increase in securities growth was due to an increase in the

ZIONS BANCORPORATION AND SUBSIDIARIES

purchase of U.S. agency pass-through securities in efforts to deploy cash incrementally into HQLA securities that currently have a higher yield than money market investments, and to manage our asset sensitivity. Loan growth increased in the first quarter of 2015 as a result of increases in the commercial and industrial and CRE portfolios, but declined in the second quarter. The decrease was primarily attributable to commercial and industrial loans, including a decline in energy-related loans during the second quarter of 2015 primarily at Amegy Bank, due to elevated levels of prepayments, in particular with energy-related loans.

Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenues for the Company. Refer to the “Liquidity Risk Management” section on page 83 for additional information on management of liquidity and funding and compliance with Basel III and LCR requirements. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 10 of the Notes to Consolidated Financial Statements.

INVESTMENT SECURITIES PORTFOLIO

	June 30, 2015			December 31, 2014
(In millions)	Amortized cost	Carrying value	Estimated fair value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$571	$571	$578	$608	$608	$620
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	—	79	39	57
	571	571	578	687	647	677
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	661	650	650	607	601	601
Agency guaranteed mortgage-backed securities	2,001	2,002	2,002	935	945	945
Small Business Administration loan-backed securities	1,653	1,662	1,662	1,544	1,552	1,552
Municipal securities	202	203	203	189	189	189
Other debt securities	26	24	24	—	—	—
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	—	538	415	415
Other	—	—	—	6	6	6
	4,543	4,541	4,541	3,819	3,708	3,708
Money market mutual funds and other	112	112	112	137	136	136
	4,655	4,653	4,653	3,956	3,844	3,844
Total	$5,226	$5,224	$5,231	$4,643	$4,491	$4,521

The amortized cost of investment securities at June 30, 2015 increased by 12.6% from the balances at December 31, 2014, primarily due to purchases of agency guaranteed mortgage-backed securities. There were additional increases in agency securities and Small Business Administration loan-backed securities. These increases were partially offset by the sale of the remaining CDO portfolio during the second quarter.

During the first quarter of 2015, we reclassified all of the remaining held-to-maturity (“HTM”) CDO securities, or approximately $79 million at amortized cost, to available-for-sale (“AFS”) securities. See Note 5 of the Notes to Consolidated Financial Statements for further discussion regarding this reclassification.

As of June 30, 2015, under the GAAP fair value accounting hierarchy, 2.2% of the $4.7 billion fair value of the AFS securities portfolio was valued at Level 1, 97.8% was valued at Level 2, and there were no Level 3 AFS securities as a result of the sale of the remaining CDO securities. At December 31, 2014, 2.7% of the $3.8 billion fair value of

ZIONS BANCORPORATION AND SUBSIDIARIES

AFS securities portfolio was valued at Level 1, 86.8% was valued at Level 2, and 10.5% was valued at Level 3. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.
The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	June 30, 2015	December 31, 2014

Loans and leases	$589	$521
Held-to-maturity – municipal securities	571	608
Available-for-sale – municipal securities	202	189
Available-for-sale – auction rate securities	—	5
Trading account – municipal securities	55	53
Unfunded lending commitments	69	58
Total direct exposure to municipalities	$1,486	$1,434

At June 30, 2015, $1.0 million of loans to one municipality were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 86% of the outstanding credits were originated by CB&T, Zions Bank, Vectra, and NBAZ. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
All municipal securities are reviewed quarterly for OTTI; see Note 5 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local government entities and are purchased through private placements, often in situations in which one of our subsidiaries has acted as a financial advisor to the municipality. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. As of June 30, 2015, the AFS municipal securities were issued by issuers with investment-grade ratings from one or more major credit rating agencies. We also underwrite municipal bonds and sell most of them to third party investors.
Foreign Exposure and Operations
We have de minimis credit exposure to foreign sovereign risks and we do not believe our total foreign credit exposure is material. We also do not have significant foreign exposure to derivative counterparties. Foreign loans to non-sovereign entities consist primarily of commercial and industrial loans and totaled $160 million at June 30, 2015 and $144 million at December 31, 2014.

Our foreign operations are comprised of Amegy Bank operating a branch in Grand Cayman, Grand Cayman Islands, B.W.I. Amegy Bank’s foreign branch only accepts deposits from qualified domestic customers. While deposits in this branch are not subject to FRB reserve requirements, there are no federal or state income tax benefits to the Company as a result of these operations. Foreign deposits were $372 million at June 30, 2015 and $328 million at December 31, 2014.

Loan Portfolio
For the first six months of 2015 and 2014, average loans and leases accounted for 70.3% and 71.2%, respectively, of total average assets. As presented in the following schedule, commercial and industrial loans were the largest category and constituted 32.8% of our loan portfolio at June 30, 2015.

ZIONS BANCORPORATION AND SUBSIDIARIES

LOAN PORTFOLIO

	June 30, 2015		December 31, 2014
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,111	32.8%	$13,163	32.9%
Leasing	402	1.0	409	1.0
Owner occupied	7,277	18.2	7,351	18.3
Municipal	589	1.4	521	1.3
Total commercial	21,379	53.4	21,444	53.5
Commercial real estate:
Construction and land development	2,062	5.2	1,986	5.0
Term	8,058	20.1	8,127	20.3
Total commercial real estate	10,120	25.3	10,113	25.3
Consumer:
Home equity credit line	2,348	5.9	2,321	5.8
1-4 family residential	5,194	13.0	5,201	13.0
Construction and other consumer real estate	372	0.9	371	0.9
Bankcard and other revolving plans	409	1.0	401	1.0
Other	202	0.5	213	0.5
Total consumer	8,525	21.3	8,507	21.2
Total net loans	$40,024	100.0%	$40,064	100.0%

Net loans and leases slightly decreased to $40.0 billion at June 30, 2015 from $40.1 billion at December 31, 2014. The decrease was primarily attributable to commercial and industrial loans, including a decline in energy-related loans during the second quarter of 2015 primarily at Amegy Bank. This decrease was consistent with expectations of reduced loan volume within the energy industry. Refer to the “Energy-Related Exposure” section on page 69 for more information. Excluding energy-related loans, net loans and leases increased during the second quarter of 2015.
Most of the loan portfolio growth during the first six months of 2015 occurred in municipal, commercial construction and land development, and home equity credit line loans. The impact of these increases was partially offset by decreases in commercial and industrial, commercial owner occupied, and commercial real estate term loans. The loan portfolio increased primarily at NBAZ and Vectra, while balances declined at Amegy Bank, CB&T, NSB, and Zions Bank.
Commercial owner occupied loans declined due primarily to the runoff and attrition of the National Real Estate portfolio at Zions Bank, which is expected to continue throughout 2015. The National Real Estate business is a wholesale business that depends on loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
We expect slight-to-moderate overall loan and lease growth during the rest of 2015. We also expect to continue to limit construction and land development loan commitment growth for the foreseeable future as part of management’s actions to improve the risk profile of the Company’s loans and to reduce portfolio concentration risk.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Other Noninterest-Bearing Investments
The following schedule sets forth the Company’s other noninterest-bearing investments:
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	June 30, 2015	December 31, 2014

Bank-owned life insurance	$480	$476
Federal Home Loan Bank stock	93	104
Federal Reserve stock	121	121
Farmer Mac stock	30	26
SBIC investments	102	86
Non-SBIC investment funds	29	44
Others	8	9
	$863	$866

Premises and Equipment
Premises and equipment increased $27 million, or 3.2%, during the first six months of 2015 due to capitalized costs associated with the development of a new corporate facility for our subsidiary, Amegy Bank in Texas, and additionally from the capitalization of eligible costs related to the development of new lending, deposit and reporting systems.

Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first six months of 2015 increased by 4.8%, compared to the first six months of 2014, with average interest-bearing deposits increasing by 1.2% and average noninterest-bearing deposits increasing by 9.9%. The increase in noninterest-bearing deposits was largely driven by increased deposits from business customers. The average interest rate paid for interest-bearing deposits was 1 bp lower during the second quarter of 2015, compared to the second quarter of 2014.

Deposits at June 30, 2015, excluding time deposits larger than $100,000 and brokered deposits, increased by 2.6%, or $1.2 billion, from December 31, 2014. The increase was mainly due to an increase in noninterest-bearing demand deposits, interest-bearing domestic savings and money market, and a slight increase in foreign deposits, offset by a decrease in time deposits.

Demand and savings and money market deposits were 94.6% and 94.3% of total deposits at June 30, 2015 and December 31, 2014, respectively.

During the first and second quarters of 2015, and throughout 2014, we maintained a low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At June 30, 2015 and December 31, 2014, total deposits included $102 million and $108 million, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 83 for additional information on funding and borrowed funds.

ZIONS BANCORPORATION AND SUBSIDIARIES

RISK ELEMENTS
Since risk is inherent in substantially all of the Company’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. The Board of Directors has appointed a Risk Oversight Committee (“ROC”) that consists of appointed Board members who oversee the Company’s risk management processes. The ROC monitors and performs oversight for various risk activities. Management applies various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity, and operational risks.

Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from the Company’s lending activities, as well as from off-balance sheet credit instruments.

The Board of Directors, through the ROC, is responsible for approving the overall policies relating to the management of the credit risk of the Company. In addition, the ROC oversees and monitors adherence to key policies and the credit risk appetite which is defined in the Risk Appetite Framework. Centralized oversight of credit risk is provided through credit policies, credit administration, and credit examination functions at the Parent. We separate the lending function from the credit administration function, which strengthens control over, and the independent evaluation of, credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions at the local subsidiary bank level. In addition, we have a well-defined set of standards for evaluating our loan portfolio and we utilize a comprehensive loan grading system to determine the risk potential in the portfolio. Furthermore, an independent internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration, and compliance with lending policies. Reports are submitted to management and to the ROC on a regular basis. New, expanded, or modified products and services, as well as new lines of business, are approved by the corporate New Product Review Committee.

Both the credit policy and the credit examination functions are managed centrally. Each subsidiary bank can be more conservative in its operations under the corporate credit policy; however, formal corporate approval must be obtained if a bank wishes to invoke a more liberal policy. Historically, there have been only a limited number of such approvals. This entire process has been designed to place an emphasis on strong underwriting standards and early detection of potential problem credits in order to develop and implement action plans on a timely basis to mitigate any potential losses.

Our credit risk management strategy includes diversification of our loan portfolio. We attempt to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. Generally, our loan portfolio is well diversified; however, due to the nature of our geographical footprint, there are certain significant concentrations primarily in CRE and energy-related lending. We have adopted and adhere to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged lending, municipal lending, and energy-related lending. All of these limits are continually monitored and revised as necessary. During 2014, we determined to further reduce construction and land development loan commitments. This was done largely as a result of the modeled losses by the Company and management’s beliefs about the likely severity of losses modeled by the FRB in its stress testing, under the severely adverse economic scenarios, as required under the Dodd-Frank Act. Our business activity is primarily with customers located within the geographical footprint of our subsidiary banks.

The credit quality of our loan portfolio remained generally strong during the first six months of 2015, although we have recently experienced deterioration in various credit quality metrics primarily related to energy-related loans at Amegy Bank. Nonperforming assets as a percentage of loans and leases and OREO increased slightly to 0.96% at June 30, 2015, compared to 0.81% at December 31, 2014. Gross charge-offs for the second quarter of 2015 declined

ZIONS BANCORPORATION AND SUBSIDIARIES

to $31.0 million from $35.5 million in the fourth quarter of 2014. Net charge-offs decreased to $11.2 million from $17.2 million for the same periods.

Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration, Federal Deposit Insurance Corporation, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of June 30, 2015, the guaranteed portion of these loans was approximately $416 million. Most of these loans were guaranteed by the Small Business Administration.
The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Amounts in millions)	June 30, 2015	Percent guaranteed	December 31, 2014	Percent guaranteed

Commercial	$513	76%	$539	76%
Commercial real estate	17	77	19	77
Consumer	16	87	17	86
Total loans	$546	76	$575	76

Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	June 30, 2015		December 31, 2014
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,472	11.6%	$2,418	11.4%
Manufacturing	2,343	11.0	2,305	10.7
Mining, quarrying and oil and gas extraction [1]	2,081	9.7	2,277	10.6
Retail trade	1,985	9.3	1,924	9.0
Wholesale trade	1,699	7.9	1,638	7.6
Healthcare and social assistance	1,322	6.2	1,347	6.3
Transportation and warehousing	1,201	5.6	1,294	6.0
Finance and insurance	1,186	5.5	1,168	5.5
Construction	1,073	5.0	1,027	4.8
Accommodation and food services	978	4.6	911	4.2
Professional, scientific and technical services	934	4.4	884	4.1
Other [2]	4,105	19.2	4,251	19.8
Total	$21,379	100.0%	$21,444	100.0%

[1]	Certain energy-related market segments (e.g. energy services) are also represented in other industry groups within this schedule.
2 No other industry group exceeds 4%.

Energy-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction; manufacturing; and transportation and warehousing, contain certain loans we categorize as energy-related. At June 30, 2015, we had approximately $5.5 billion of total energy-related credit exposure and $2.9 billion of primarily oil and gas energy-related loan balances.

ZIONS BANCORPORATION AND SUBSIDIARIES

The distribution of energy-related loans by customer market segment is shown in the following schedule:

ENERGY-RELATED EXPOSURE 1

(Amounts in millions)	June 30, 2015	% of total loans	March 31, 2015	% of total loans	December 31, 2014	% of total loans
Loans and leases
Oil and gas-related	$2,883	7.2%	$3,157	7.9%	$3,073	7.7%
Alternative energy	222		232		225
Total loans and leases	3,105		3,389		3,298
Unfunded lending commitments	2,403		2,451		2,731
Total credit exposure	$5,508		$5,840		$6,029

Private equity investments	$18		$20		$21

Distribution of oil and gas-related balances
Upstream – exploration and production	33%		34%		34%
Midstream – marketing and transportation	20		21		19
Downstream – refining	5		4		4
Other non-services	3		2		2
Oilfield services	30		30		31
Energy service manufacturing	9		9		10
Total loans and leases	100%		100%		100%

[1]
Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as energy-related, including a particular segment of energy-related activity, e.g., upstream or downstream.

As of June 30, 2015, our overall balance of oil and gas-related loans decreased 8.9% to $2.9 billion from March 31, 2015, compared to an increase of 2.7% to $3.2 billion as of March 31, 2015 from December 31, 2014. In the second quarter of 2015, exploration and production loan balances decreased approximately 11.6%, compared to an increase of 2.6% during the first quarter of 2015. Energy service loan balances declined 7.6% in the second quarter of 2015 compared to a decrease of 3.9% in the first quarter of 2015. Unfunded energy-related lending commitments declined by $48 million, or 1.8%, during the second quarter of 2015 and declined $280 million, or 10.3% during the first quarter of 2015.

Our assessment of credit quality of the energy loan portfolio was consistent with the first quarter. The results of the shared national credit exam are reflected in our financial statements. At June 30, 2015, approximately $66 million, or 2.1%, of the energy-related loan balances were nonaccruing, which is largely unchanged from March 31, 2015, when $65 million, or 1.9%, were nonaccruing. Approximately 87% of energy-related nonaccruing loans were current as to principal and interest payments at June 30, 2015, slightly down from approximately 93% of the March 31, 2015 energy-related nonaccruing loans. Classified energy-related credits increased to $325 million at June 30, 2015, from $295 million at March 31, 2015. The pattern of a significant increase in graded or classified energy loans as well as the increase in nonaccrual energy loans is generally consistent with prior cycles.

Our historical energy lending performance has been strong despite significant volatility in both oil and natural gas prices. Losses following the 2008-2009 period of oil and gas price declines and volatility were modest. Energy-related classified loans increased significantly during this last economic downturn, nonperforming loans increased much more modestly, and annual losses were relatively minor (approximately 1% in the peak year of 2010). Our cumulative energy-related net charge-offs over the last five years have been lower than the cumulative net loss rate of general commercial and industrial lending during that same period.

ZIONS BANCORPORATION AND SUBSIDIARIES

Upstream
Upstream exploration and production loans comprised approximately 33% of the energy-related exposure at June 30, 2015, compared to 34% at December 31, 2014. Many upstream borrowers have relatively balanced production between oil and gas.

We use disciplined underwriting practices to mitigate the risk associated with upstream lending activities. Upstream loans are made to reserve-based borrowers where more than 90% of those loans are collateralized by the value of the borrower’s oil and gas reserves. Our oil and gas price deck, the pricing applied to a borrower’s reserves for underwriting purposes, has generally been below the NYMEX strip, i.e., the average of the daily settlement prices of the next 12 months’ futures contracts. Through the use of independent Company and third party engineers and conservative underwriting, we apply multiple discounts. These discounts often range from 10-40% of the value of the collateral in determining the borrowing base (commitment), and help protect credit quality against significant commodity price declines. Further, reserve-based commitments are subject to a borrowing base redetermination based on then-current energy prices, typically every six months. Generally, we have, at our option, the right to conduct additional redeterminations during the year. Borrowing bases for clients are usually set at 60-70% of available collateral after an adjustment for the discounts described above.

At June 30, 2015, as a result of the spring 2015 redetermination of exploration and production energy loan borrowing bases, the borrowing base for total exploration and production commitments, including new commitments, declined approximately 9% since the fall 2014 redetermination. A limited number of borrowers experienced an increase in borrowing base due to factors such as the development of additional reserves.

Upstream borrowers generally do not draw the maximum available funding on their lines, which provides the borrower additional liquidity and flexibility. The line utilization rate for upstream borrowers was approximately 61% at June 30, 2015, compared to 64% at March 31, 2015. This unused commitment gives us the ability in some cases to reduce the borrowing base commitment through the redetermination process without creating a borrowing base deficiency (where outstanding debt exceeds the new borrowing base). Nevertheless, our loan agreements generally require the borrowers to maintain a certain amount of equity. Therefore, if the loan to collateral value exceeds an acceptable limit, we work with the borrowers to reinstate an acceptable collateral-value threshold.

An additional metric we consider in our underwriting is a borrower’s oil and gas price hedging practices. A considerable portion of our reserve-based borrowers are hedged. Of the upstream borrower’s risk-based estimated oil production projected in 2015, approximately 58% is hedged based on weighted average commitments and the latest data provided by the borrowers.

Midstream
Midstream marketing and transportation loans comprised approximately 20% of our energy-related exposure as of June 30, 2015, compared to 19% as of December 31, 2014. Loans in this segment are made to companies that gather, transport, treat and blend oil and natural gas, or that provide services to similar companies. The assets owned by these borrowers, which make this activity possible, are field-level gathering systems (small diameter pipe), pipelines (medium/large diameter pipe), tanks, trucks, rail cars, various water-based vessels and natural gas treatment plants. Our midstream loans are secured by these assets, unless the borrower is rated investment-grade. A significant portion of our midstream borrowers’ revenues are derived from fee-based contracts, giving them limited exposure to commodity price risk. Since lower oil and gas prices slow the drilling and development of new oil and natural gas, but do not normally result in significant numbers of producing wells being shut in, volumes of oil and gas flowing through midstream systems usually remain relatively stable throughout oil and natural gas price cycles. During the 2008-2009 period of oil and gas price volatility, classified loans in the midstream segment peaked at a lower level than the upstream and energy services segments.

ZIONS BANCORPORATION AND SUBSIDIARIES

Energy Services
Energy service loans, which include oilfield services and energy service manufacturing comprised approximately 39% of our energy-related exposure as of June 30, 2015, compared to 41% as of December 31, 2014. Energy service loans include borrowers that have a concentration of revenues in the energy industry. However, many of these borrowers provide a broad range of products and services to the energy industry and are not subject to the same volatility as new drilling activities. Many of these borrowers are diversified geographically and service both oil and gas-related drilling and production.
For energy service loans, underwriting criteria require lower leverage to compensate for the cyclical nature of the industry. During the underwriting process, we use sensitivity analysis to consider revenue and cash flow impacts resulting from oil and gas price cycles. Generally, we underwrite energy service loans to withstand a 20-50% decline in cash flows, with higher discounts for those borrowers subject to greater cyclicality.

Risk Management of the Energy-Related Portfolio
We apply concentration limits and disciplined underwriting to the entire energy-related portfolio to limit our risk exposure. Concentration limits on energy-related lending, coupled with adherence to our underwriting standards, served to constrain loan growth during the past several quarters. As an indicator of the diversity of our energy-related portfolio’s size, the average amount of our commitments is approximately $7 million, with approximately 64% of the commitments less than $30 million. The portfolio contains only senior loans – no junior or second lien positions; additionally, we cautiously approach making first-lien loans to borrowers that employ excessive leverage through the use of junior lien loans or unsecured layers of debt. Approximately 90% of the total energy-related portfolio is secured by reserves, equipment, real estate, and other collateral, or a combination of collateral types. Lending arrangements that are not secured are generally to investment-grade borrowers.
We participate as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which are generally larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is approximately 81% of the upstream portfolio, 79% of the midstream portfolio, and 50% of the energy services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, we provide ancillary banking services to these borrowers, further evidencing this direct relationship.
As a secondary source of support, many of our energy-related borrowers have access to capital markets and private equity sources. Private sponsors tend to be large funds, often with assets under management of more than $1 billion, managed by individuals with a great deal of energy expertise and experience and who have successfully managed energy investments through previous energy price cycles. The investors in the funds are primarily institutional investors, such as large pensions, foundations, trusts, and high net worth family offices.
During the second quarter of 2015, a number of our energy-related lending customers took significant steps to mitigate risk, including paydowns resulting from refinancing that was driven in part by stronger capital markets activities within the energy sector (including issuance of additional public and private equity and debt).
We expect some further downgrades in the energy portfolio as we begin to see second and third quarter results from the oilfield services companies, although we have generally reserved for these downgrades. The deterioration of energy credits is transpiring consistently with, and somewhat better than, our outlook and expectations from the fourth quarter of 2014; although, future energy price volatility may result in further credit deterioration. When establishing the level of the allowance for credit losses, we consider multiple factors, including reduced drilling activity and additional capital raises. Since September 30, 2014, when energy prices began to decline significantly, Amegy Bank has increased its allowance for credit losses by $54 million. During the second quarter of 2015, we did not increase our energy-related reserve, although we did transfer some of the qualitative portion of the reserve to the quantitative portion of the reserve as a result of the modest increase in classified loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	6/30/2015	$1,165	$2,745	$406	$540	$1,253	$1,109	$254	$586	$8,058	79.6%
% of loan type		14.4%	34.1%	5.0%	6.7%	15.5%	13.8%	3.2%	7.3%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2015	0.2%	—%	0.4%	0.2%	0.4%	—%	0.2%	0.1%	0.1%
	12/31/2014	—%	0.1%	—%	0.4%	—%	0.6%	0.3%	0.2%	0.2%
≥ 90 days	6/30/2015	0.2%	0.4%	1.8%	0.3%	0.1%	0.2%	0.6%	0.7%	0.4%
	12/31/2014	0.1%	0.6%	—%	0.6%	0.1%	0.3%	0.3%	1.0%	0.4%
Accruing loans past due 90 days or more	6/30/2015	$—	$12	$—	$1	$—	$3	$2	$—	$18
	12/31/2014	—	12	—	4	—	3	1	—	20
Nonaccrual loans	6/30/2015	$6	$5	$8	$3	$5	$5	$—	$11	$43
	12/31/2014	2	8	1	1	2	1	—	10	25
Residential construction and land development
Balance outstanding	6/30/2015	$64	$320	$57	$10	$253	$64	$11	$36	$815	8.1%
% of loan type		7.9%	39.3%	7.0%	1.2%	31.0%	7.9%	1.3%	4.4%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2015	—%	—%	1.6%	—%	1.1%	—%	—%	—%	0.4%
	12/31/2014	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	6/30/2015	0.3%	—%	—%	—%	1.4%	—%	—%	—%	0.5%
	12/31/2014	—%	—%	—%	—%	2.6%	—%	—%	—%	0.8%
Accruing loans past due 90 days or more	6/30/2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2014	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2015	$—	$—	$—	$—	$3	$—	$—	$—	$3
	12/31/2014	—	—	—	—	7	—	—	—	7
Commercial construction and land development
Balance outstanding	6/30/2015	$71	$240	$103	$48	$444	$268	$17	$56	$1,247	12.3%
% of loan type		5.7%	19.2%	8.3%	3.8%	35.6%	21.5%	1.4%	4.5%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2015	—%	—%	—%	—%	0.2%	0.2%	—%	0.5%	0.1%
	12/31/2014	—%	0.5%	0.1%	—%	0.2%	0.1%	—%	—%	0.2%
≥ 90 days	6/30/2015	—%	1%	—%	—%	0.8%	—%	—%	—%	0.5%
	12/31/2014	—%	0.9%	—%	—%	0.9%	—%	—%	—%	0.5%
Accruing loans past due 90 days or more	6/30/2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2014	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2015	$—	$2	$—	$—	$4	$11	$—	$—	$17
	12/31/2014	—	2	—	—	4	11	—	—	17
Total construction and land development	6/30/2015	$135	$560	$160	$58	$697	$332	$28	$92	$2,062
Total commercial real estate	6/30/2015	$1,300	$3,305	$566	$598	$1,950	$1,441	$282	$678	$10,120	100.0%

[1]	No other geography exceeds $74 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 22% of the CRE term loans consist of mini-perm loans as of June 30, 2015. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 78% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.

Approximately $194 million, or 15.5%, of the commercial construction and land development portfolio at June 30, 2015 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements (required equity infusions upon a decline in value of the collateral) are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.

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

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls and, on construction projects, independent progress inspection reports. The receipt of this financial information is monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, loan-by-loan reviews of pass grade loans for all commercial and residential construction and land development loans are performed semiannually at all subsidiary banks except TCBW, which performs such reviews annually.

CRE loans are sometimes modified to increase the likelihood of collecting the maximum possible amount of our investment in the loan. In general, the existence of a guarantee that improves the likelihood of repayment is taken into consideration when analyzing a loan for impairment. If the support of the guarantor is quantifiable and documented, it is included in the potential cash flows and liquidity available for debt repayment and our impairment methodology takes into consideration this repayment source.

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

Complete underwriting of the guarantor includes, but is not limited to, an analysis of the guarantor’s current financial statements, leverage, liquidity, global cash flow, global debt service coverage, contingent liabilities, etc. The assessment also includes a qualitative analysis of the guarantor’s willingness to perform in the event of a problem and demonstrated history of performing in similar situations. Additional analysis may include personal financial statements, tax returns, liquidity (brokerage) confirmations, and other reports, as appropriate.

A qualitative assessment is performed on a case-by-case basis to evaluate the guarantor’s experience, performance track record, reputation, performance of other related projects with which we are familiar, and willingness to work with us. We also utilize market information sources, rating, and scoring services in our assessment. This qualitative analysis coupled with a documented quantitative ability to support the loan may result in a higher-quality internal loan grade, which may reduce the level of allowance we estimate. Previous documentation of the guarantor’s financial ability to support the loan is discounted if there is any indication of a lack of willingness by the guarantor to support the loan.

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

Consumer Loans
We have mainly been an originator of first and second mortgages, generally considered to be of prime quality. Historically, our practice has been to sell “conforming” fixed-rate loans to third parties, including Fannie Mae and Freddie Mac, for which we make representations and warranties that the loans meet certain underwriting and collateral documentation standards. It has also been our practice historically to hold variable rate loans in our portfolio. We actively monitor loan “put-backs” (required repurchases of loans previously sold to Fannie Mae or Freddie Mac due to inadequate documentation or other reasons). Loan put-backs have been minimal over a multiple-year period. We estimate that we do not have any material risk as a result of either our foreclosure practices or loan put-backs and we have not established any reserves related to these items.

We are engaged in home equity credit line (“HECL”) lending. At June 30, 2015, our HECL portfolio totaled $2.3 billion. Approximately $1.2 billion of the portfolio is secured by first deeds of trust, while the remaining $1.1 billion is secured by junior liens.

As of June 30, 2015, loans representing approximately 3% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our

ZIONS BANCORPORATION AND SUBSIDIARIES

loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.

More than 95% of our HECL portfolio is still in the draw period, and approximately 33% is scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. For the first six months of June 30, 2015 and 2014, the annualized credit losses for the HECL portfolio were -2 bps and 8 bps, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.

Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and OREO increased slightly to 0.96% at June 30, 2015, compared to 0.81% at December 31, 2014.

Total nonaccrual loans at June 30, 2015 increased by $66 million from December 31, 2014. The increase is primarily due to increases in energy-related loans at Amegy Bank, the vast majority of which are current with payments, while other commercial and industrial loans, commercial owner occupied loans, and commercial real estate term loans also experienced modest increases. Aside from Amegy Bank, the largest total increases in nonaccrual loans occurred at Zions Bank, NBAZ, and Vectra.

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

The following schedule sets forth our nonperforming assets:

NONPERFORMING ASSETS

(Amounts in millions)	June 30, 2015	December 31, 2014

Nonaccrual loans [1]	$373	$307
Other real estate owned	13	19
Total nonperforming assets	$386	$326

Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.96%	0.81%
Accruing loans past due 90 days or more	$27	$29
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.07%	0.07%
Nonaccrual loans and accruing loans past due 90 days or more	$400	$336
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	1.00%	0.84%
Accruing loans past due 30 - 89 days	$125	$86
Nonaccrual loans current as to principal and interest payments	60.6%	50.4%
1 Includes loans held for sale.

ZIONS BANCORPORATION AND SUBSIDIARIES

Restructured Loans
TDRs are loans that have been modified to accommodate a borrower that is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider. TDRs declined 13% during the first six months of 2015, mainly due to payments and payoffs. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely principal and interest payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments on the B note until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged off, but the obligation is not forgiven to the borrower, and any payments collected on the B note are accounted for as recoveries. The outstanding carrying value of loans restructured using the A/B note strategy was approximately $82 million at June 30, 2015 and $112 million at December 31, 2014.

If the restructured loan performs for at least six months according to the modified terms, and an analysis of the customer’s financial condition indicates that we are reasonably assured of repayment of the modified principal and interest, the loan may be returned to accrual status. The borrower’s payment performance prior to and following the restructuring is taken into account to determine whether a loan should be returned to accrual status.

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	June 30, 2015	December 31, 2014
(In millions)

Restructured loans – accruing	$180	$245
Restructured loans – nonaccruing	118	98
Total	$298	$343

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

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014

Balance at beginning of period	$309	$449	$343	$481
New identified TDRs and principal increases	39	40	52	54
Payments and payoffs	(42)	(39)	(88)	(72)
Charge-offs	(4)	(1)	(5)	(2)
No longer reported as TDRs	(2)	(14)	(2)	(25)
Sales and other	(2)	(12)	(2)	(13)
Balance at end of period	$298	$423	$298	$423

ZIONS BANCORPORATION AND SUBSIDIARIES

Allowance and Reserve for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014	Six Months Ended June 30, 2014

Loans and leases outstanding (net of unearned income)	$40,024	$40,064	$39,630
Average loans and leases outstanding (net of unearned income)	$40,155	$39,523	$39,335
Allowance for loan losses:
Balance at beginning of period	$605	$746	$746
Provision charged against earnings	(1)	(98)	(55)
Adjustment for FDIC-supported/PCI loans	—	(1)	(1)
Charge-offs:
Commercial	(40)	(77)	(26)
Commercial real estate	(4)	(15)	(11)
Consumer	(7)	(14)	(7)
Total	(51)	(106)	(44)
Recoveries:
Commercial	34	41	19
Commercial real estate	17	12	6
Consumer	5	11	5
Total	56	64	30
Net loan and lease charge-offs	5	(42)	(14)
Balance at end of period	$609	$605	$676

Ratio of annualized net charge-offs to average loans and leases	(0.02)%	0.11%	0.07%
Ratio of allowance for loan losses to net loans and leases, at period end	1.52%	1.51%	1.71%
Ratio of allowance for loan losses to nonperforming loans, at period end	163.45%	197.18%	192.32%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	152.33%	180.03%	169.73%

The total ALLL increased slightly during the first six months of 2015 by $5 million due to the slight deterioration in various credit metrics primarily related to the energy-related loans at Amegy Bank; other credit metric trends not related to energy lending were generally stable or improving during that period. During the nine-month period beginning September 30, 2014, as energy prices have declined significantly, Amegy Bank has increased its ACL by $54 million. This increase was partially offset by a reduction in the allowance elsewhere, due to favorable changes in credit quality outside of the energy industry.
The reserve for unfunded lending commitments represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve decreased by $1.1 million compared to December 31, 2014, and decreased by $15.5 million from June 30, 2014.
See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the allowance for credit losses and credit trends experienced in each portfolio segment.

ZIONS BANCORPORATION AND SUBSIDIARIES

Interest Rate and Market Risk Management
Interest rate and market risk are managed centrally. The Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company, including interest rate and market risk management. In addition, the Board establishes and periodically revises policy limits and reviews limit exceptions reported by management. The Board has established the Asset/Liability Committee (“ALCO”), consisting of members of management, to which it has delegated the responsibility of managing interest rate and market risk for the Company.

Interest Rate Risk
Interest rate risk is one of the most significant risks to which we are regularly exposed. In general, our goal in managing interest rate risk is to have net interest income increase in a rising interest rate environment. We refer to this goal as being “asset-sensitive.” This approach is based on our belief that in a rising interest rate environment, the market cost of equity, or implied rate at which future earnings are discounted, would also tend to rise.

Due to the low level of rates and the natural lower bound of zero for market indices, there is limited sensitivity to falling rates at the current time, and we have tended to operate near interest rate risk “triggers” and appetites noted in the following schedule. However, if interest rates remain at their current historically low levels, given our asset sensitivity, we would expect the net interest margin to be under continuing modest pressure assuming a balance sheet that is static in size. In order to mitigate this pressure and to increase holdings in HQLA securities, in 2014, we began deploying cash into short-to-medium duration agency pass-through securities. In the second quarter of 2015, we purchased HQLA securities of $834 million at amortized cost and are continuing these purchases. Additionally, we have increased the use of interest rate swaps designated as cash flow hedges to synthetically convert floating rate assets to fixed rate. Over time these actions are expected to somewhat reduce our asset sensitivity compared to previous periods.

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

Net interest income simulation is an estimate of the total net interest income that would be recognized under different rate environments. Net interest income is measured under several parallel and nonparallel interest rate environments and deposit repricing assumptions, taking into account an estimate of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower rate environment). Our policy contains a trigger for a 10% decline in rate sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps. This trigger and risk capacity apply to both the fast and the slow deposit assumptions.

EVE is calculated as the fair value of all assets minus the fair value of liabilities. We measure changes in the dollar amount of EVE for parallel shifts in interest rates. Due to embedded optionality and asymmetric rate risk, changes in EVE can be useful in quantifying risks not apparent for small rate changes. Examples of such risks may include out-of-the-money interest rate caps (or limits) on loans, which have little effect under small rate movements but may become important if large rate changes were to occur, or substantial prepayment deceleration for low rate mortgages in a higher rate environment. Our policy is to limit declines in EVE to 4% per 100 bps movement in interest rates in either direction.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the formal EVE limits adopted by the Company. Exceptions to the EVE limits are subject to notification and approval by the Risk Oversight Committee of the Board of Directors.

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

Regardless of the model used, estimating the impact on net interest income and EVE requires that we assess a number of variables and make various assumptions in managing our exposure to changes in interest rates. The assessments address deposit withdrawals and deposit product migration (e.g., customers moving money from checking accounts to certificates of deposit), competitive pricing (e.g., existing loans and deposits are assumed to roll into new loans and deposits at similar spreads relative to benchmark interest rates), loan and security prepayments, and the effects of other similar embedded options. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, we estimate ranges of possible net interest income and EVE results under a variety of assumptions and scenarios. The modeled results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings and money market accounts, and also to prepayment assumptions used for loans with prepayment options. We use historical regression analysis as a guide to setting such assumptions; however, due to the current low interest rate environment, which has little historical precedent, estimated deposit durations may not reflect actual future results. Additionally, competition for funding in the marketplace has and may again result in changes of deposit pricing on interest-bearing accounts that is greater or less than changes in benchmark interest rates such as LIBOR or the federal funds rate.

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

In addition, we assume certain correlation rates, often referred to as a “deposit beta,” of interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared to changes in benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation rate, while interest-on-checking accounts are assumed to have a lower correlation rate. Actual results may differ materially due to factors including competitive pricing, money supply, credit worthiness of the Company, and so forth; however, we use our historical experience as well as industry data to inform our assumptions.

ZIONS BANCORPORATION AND SUBSIDIARIES

The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule:

	As of June 30, 2015
	Fast		Slow
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	1.9%	1.1%	2.5%	1.9%
Money market	1.4%	1.1%	1.8%	1.5%
Savings and interest on checking	2.6%	1.8%	3.1%	2.6%

As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.

INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	As of June 30, 2015
	Parallel shift in rates (in basis points)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(1.8)%	—%	7.3%	13.0%	16.9%
Slow	(2.2)%	—%	10.3%	19.9%	28.3%

[1]	Assumes rates cannot go below zero in the negative rate shift.

For comparative purposes, we applied the new model to the December 31, 2014 balances; these results are presented in the following schedule.

	As of December 31, 2014
	Parallel shift in rates (in basis points)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(2.6)%	—%	7.8%	14.1%	18.7%
Slow	(3.0)%	—%	10.7%	20.7%	29.6%

[1]	Assumes rates cannot go below zero in the negative rate shift.

The decrease in interest rate sensitivity was driven by purchases of securities, addition of swap contracts in which we receive a fixed rate, and the previously mentioned changes in modeled demand deposit behavior.

As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps.

CHANGES IN ECONOMIC VALUE OF EQUITY

	As of June 30, 2015
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	(0.9)%	—%	1.6%	1.5%	(0.2)%
Slow	(2.7)%	—%	4.4%	7.6%	9.4%

For comparative purposes, we applied the new model to the December 31, 2014 balances; these results are presented in the following schedule.

ZIONS BANCORPORATION AND SUBSIDIARIES

	As of December 31, 2014
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	(0.8)%	—%	2.4%	3.1%	2.2%
Slow	(2.4)%	—%	5.1%	9.0%	11.4%

Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.

At June 30, 2015, we had a relatively small amount, $75 million, of trading assets and $11 million of securities sold, not yet purchased, compared with $71 million and $24 million, at December 31, 2014.

We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During the second quarter of 2015, the after-tax change in AOCI attributable to AFS and HTM securities was an increase of $78 million compared to a $6 million increase in the same prior year period. The primary reason for the $78 million increase related to the sale of the remaining portfolio of our CDO securities, or $574 million at amortized cost, resulting in realized net losses of approximately $137 million.

Market Risk – Equity Investments
Through our equity investment activities, we own equity securities that are publicly traded. In addition, we own equity securities in companies and governmental entities, e.g., Federal Reserve Bank and Federal Home Loan Banks, that are not publicly traded. The accounting for equity investments may use the cost, fair value, equity, or full consolidation methods of accounting, depending on our ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below our investment costs, we are exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored and evaluated by the Company’s Equity Investment Committee consisting of members of management.
We hold investments in pre-public companies through various predominantly SBIC venture capital funds. Our equity exposure to these investments was approximately $102 million at June 30, 2015 and $86 million at December 31, 2014.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $25 million at June 30, 2015 and $38 million at December 31, 2014.

These private equity investments are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act, as published on December 10, 2013, prohibits banks and bank holding companies from holding private equity investments beyond July 21, 2016, as currently extended, except for SBIC funds. The FRB has announced its intention to act in 2015 to grant an additional one-year extension to July 21, 2017. As of June 30, 2015, such prohibited private equity investments amounted to $25 million, with an additional $7 million of unfunded commitments (see Notes 5 and 11 for more information). We currently do not believe that this divestiture requirement will ultimately have a material effect on our financial statements.

Our earnings from these investments, and the potential volatility of these earnings, are expected to decline over the next several years and will ultimately cease.

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

Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries increased to $9.7 billion at June 30, 2015 from $8.9 billion at March 31, 2015, and $9.2 billion at December 31, 2014. The $0.5 billion increase during the first six months of 2015 resulted primarily from (1) an increase in deposits, (2) net cash provided by operating activities, and (3) a decrease in federal funds sold. These increases were partially offset by (1) an increase in investment securities, (2) a net repayment of long- and short-term debt and (3) dividends on common and preferred stock.

During the first six months of 2015, the Company’s HTM and AFS investment securities increased by $732 million. This increase was primarily due to an increase in the purchases of short-to-medium duration agency pass-through securities, partially offset by the sale of the Company’s remaining portfolio of CDOs. We expect to continue to deploy cash and short-term investments into HQLA in the next several quarters.
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

The Company is required to and is conducting monthly liquidity stress tests as of January 2015. These tests incorporate scenarios designed by the Company subject to review by the FRB.

The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (“NSFR”), which requires a financial institution to maintain a stable funding profile in relation to the characteristics of its on- and off-balance sheet activities. On October 31, 2014, the Basel Committee on Banking Supervision issued its final standards for this ratio, entitled Basel III: The Net Stable Funding Ratio. Based on this Basel III publication, we believe the Company would meet the minimum NSFR if such requirement were currently effective. However, the FRB has not yet proposed regulations to implement these Basel Committee standards. The Company is monitoring these developments.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Cash, interest-bearing deposits held as investments, and security resell agreements at the Parent were $1.1 billion at June 30, 2015, compared to approximately $1.0 billion at both March 31, 2015 and December 31, 2014. Dividends received from subsidiary banks on common and preferred stock offset debt and interest payments as well as dividends on Company common and preferred stock.

At June 30, 2015, the Parent’s long-term debt maturities during the remainder of 2015 consist of $229 million carrying value of subordinated/convertible subordinated notes due as follows: 6.0% $109 million on September 15, 2015 and 5.5% $120 million on November 16, 2015. See Note 8 for additional detail about the Company’s debt maturities.

During the first six months of 2015, the Parent received dividends on common stock and return of common equity totaling $90 million and dividends on preferred stock totaling $21 million from its subsidiary banks. During the first six months of 2014, the Parent received $101 million from its subsidiaries for dividends on common stock and return of common equity and $20 million from dividends on preferred stock. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During the first six months of 2015, all of the Company’s subsidiary banks recorded a profit. We expect that this profitability will be sustained, thus permitting continued payments of dividends by the subsidiaries to the Parent during the remainder of 2015. As discussed in Note 1 of the Notes to Consolidated Financial Statements, the Company has announced certain efficiency and restructuring initiatives that included, among other things, the consolidation of its seven bank charters into one bank charter. After completion of this consolidation, the single charter bank dividend capacity to the Parent may change.
General financial market and economic conditions impact the Company’s access to, and cost of, external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first six months of 2015, except Moody’s upgraded the Company’s subordinated debt to Ba1 from Ba2 and revised its outlook to positive from stable. Standard & Poor’s, Fitch, Dominion Bond Rating Service (“DBRS”), and Kroll all rate the Company’s senior debt at an investment-grade level, while Moody’s rates the Company’s senior debt as Ba1 (one notch below investment-grade). In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment-grade.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the Parent’s balance sheets as of June 30, 2015, December 31, 2014, and June 30, 2014.
PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
ASSETS
Cash and due from banks	$2,022	$2,023	$2,014
Interest-bearing deposits	643,001	1,007,916	950,802
Security resell agreements	500,000	—	—
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $0, $34,691 and $33,467)	—	17,292	17,322
Available-for-sale, at fair value	46,838	130,964	343,648
Other noninterest-bearing investments	29,824	29,091	33,319
Investments in subsidiaries:
Commercial banks and bank holding company	7,110,092	6,995,000	6,861,445
Other operating companies	31,361	22,948	30,239
Nonoperating – ZMFU II, Inc. [1]	44,890	44,792	44,637
Receivables from subsidiaries:
Other operating companies	6,060	15,060	10,060
Other assets	93,960	106,224	207,142
	$8,508,048	$8,371,310	$8,500,628

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$77,386	$85,275	$117,930
Subordinated debt to affiliated trusts	15,464	15,464	15,464
Long-term debt:
Due to affiliates	22	20	113
Due to others	885,001	901,021	1,667,031
Total liabilities	977,873	1,001,780	1,800,538
Shareholders’ equity:
Preferred stock	1,004,032	1,004,011	1,004,006
Common stock	4,738,272	4,723,855	4,192,136
Retained earnings	1,823,043	1,769,705	1,640,785
Accumulated other comprehensive loss	(35,172)	(128,041)	(136,837)
Total shareholders’ equity	7,530,175	7,369,530	6,700,090
	$8,508,048	$8,371,310	$8,500,628

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $24 million during the first six months of 2015 from $53 million during the first six months of 2014 due to continued maturity and repayment of debt. Additionally, the Parent paid approximately $52 million and $48 million of total dividends on preferred stock and common stock during the first six months of 2015 and 2014, respectively.
At June 30, 2015, maturities of the Parent’s long-term senior and subordinated debt ranged from September 2015 to September 2028.

Subsidiary Bank Liquidity
The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio decreased to 81.8% at June 30, 2015, compared to 83.7% at December 31, 2014 and 86.8% at June 30, 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

Total deposits increased by $1.1 billion to $48.9 billion at June 30, 2015, compared to $47.8 billion at December 31, 2014, primarily due to an $1.0 billion increase in noninterest-bearing demand deposits. This increase was partially offset by a $144 million decrease in time deposits.

The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity, and from time to time, have been a significant source of funding for each of the Company’s subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBAZ are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity and funding requirements. The subsidiary banks are required to invest in FHLB and Federal Reserve stock to maintain their borrowing capacity. We do not believe that the consolidation of the affiliate bank charters will adversely impact bank liquidity.

At June 30, 2015, the amount available for additional FHLB and Federal Reserve borrowings was approximately $16.3 billion. Loans with a carrying value of approximately $22.4 billion at June 30, 2015, $22.6 billion at March 31, 2015, and $22.5 billion at December 31, 2014, have been pledged at the Federal Reserve and various FHLBs as collateral for current and potential borrowings. During the second quarter of 2015, the Company repaid its outstanding $22 million of long-term borrowings with the FHLB. The Company had no short-term FHLB or Federal Reserve borrowings outstanding at June 30, 2015, which was unchanged from December 31, 2014. At June 30, 2015, the subsidiary banks’ total investment in FHLB and Federal Reserve stock was $93 million and $121 million, respectively, compared to $104 million and $121 million at December 31, 2014.
The Company’s investment activities can provide or use cash, depending on the asset liability management posture taken. During the first six months of 2015, HTM and AFS investment securities’ activities resulted in a net increase in investment securities and a net $740 million decrease in cash, compared with a net $343 million increase in cash for the first six months of 2014.
Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending and purchase activity for the first six months of 2015 resulted in a net cash inflow of $48 million compared to a net cash outflow of $613 million for the first six months of 2014.
A more comprehensive discussion of our liquidity management is contained in the Company’s 2014 Annual Report on Form 10-K.

Operational Risk Management
Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. In its ongoing efforts to identify and manage operational risk, the Company has an Enterprise Risk Management department whose responsibility is to help employees, management and the Board of Directors to assess, understand, measure, and monitor risk in accordance with the Company’s Risk Appetite Framework. We have documented both controls and the Control Self Assessment related to financial reporting under the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and the Federal Deposit Insurance Corporation Improvement Act of 1991.

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

Total shareholders’ equity increased by $161 million to $7.5 billion at June 30, 2015 from $7.4 billion at December 31, 2014. The increase in total shareholders’ equity is primarily due to net income of $106 million and the sale of the Company’s remaining portfolio of CDO securities, which was the primary driver of the $93 million increase in AOCI, partially offset by $52 million of dividends recorded on preferred and common stock.

During the second quarter of 2015, the Company increased its quarterly dividend on common stock to $0.06 per share from $0.04 per share it had paid since the second quarter of 2013. The Company paid $20.5 million in dividends on common stock during the first six months of 2015, compared to $14.9 million during the first six months of 2014. During its July 2015 meeting, the Board of Directors declared a quarterly dividend of $0.06 per common share payable on August 27, 2015 to shareholders of record on August 20, 2015.

The Company recorded dividends on preferred stock of $31.8 million and $40.1 million for the first six months of 2015 and 2014, respectively. Dividends on preferred stock recorded in the first six months of 2014 included an accrual of $7.0 million. The Company’s 2015 capital plan, to which the Federal Reserve did not object, includes the reduction of up to $300 million in preferred stock. See discussion under “Capital Plan and Stress Tests” following.

Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The effect of the CDO sales during the second quarter of 2015 improved the Company’s common equity tier 1 (“CET1”) capital ratio by approximately 0.07%. Based on our review and evaluation of a frequently-asked question document issued jointly by the OCC, the Federal Reserve, and the FDIC in April 2015, we increased the risk weighting of certain construction and land development loans, characterized as high volatility commercial real estate (“HVCRE”), by approximately $740 million. The impact of this change reduced the CET1 capital ratio at June 30, 2015 by 0.19%. The following schedule shows the Company’s capital and performance ratios as of June 30, 2015, December 31, 2014, and June 30, 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

CAPITAL RATIOS

	June 30, 2015	December 31, 2014	June 30, 2014

Tangible common equity ratio	9.58%	9.48%	8.60%
Tangible equity ratio	11.33%	11.27%	10.46%
Average equity to average assets (three months ended)	13.04%	13.21%	12.26%

Basel III risk-based capital ratios[1]:
Common equity tier 1 capital	12.00%
Tier 1 leverage	11.65%
Tier 1 risk-based	14.26%
Total risk-based	16.32%

Basel I risk-based capital ratios:
Tier 1 common		11.92%	10.45%
Tier 1 leverage		11.82%	11.00%
Tier 1 risk-based		14.47%	13.00%
Total risk-based		16.27%	14.90%

Return on average common equity (three months ended)	(0.07)%	4.06%	7.30%
Tangible return on average tangible common equity (three months ended)	0.03%	4.95%	9.07%

[1]	Basel III capital ratios became effective January 1, 2015 and are based upon a 2015 phase-in.

At June 30, 2015, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.6 billion and $7.5 billion, respectively. Basel I regulatory tier 1 risk-based capital and total risk-based capital at December 31, 2014 was $6.6 billion and $7.4 billion, respectively.

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
Under prior Basel I capital standards, the effects of AOCI items included in capital were excluded for purposes of determining regulatory capital and capital ratios. As allowed under the Basel III Capital Rules, the Company, a “non-advanced approaches banking organization,” made a one-time permanent election as of January 1, 2015 to continue to exclude these items.
The Company met all capital adequacy requirements under the Basel III Capital Rules based upon a 2015 phase-in as of June 30, 2015, and believes that it would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
A detailed discussion of Basel III requirements, including implications for the Company, is contained on page 8 in “Supervision and Regulation” under Part 1, Item 1 in the Company’s 2014 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

Capital Plan and Stress Tests
As a bank holding company with assets greater than $50 billion, the Company is required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Act Stress Test (“DFAST”) and Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). The Company timely submitted its 2015 capital plan and stress test results to the FRB on January 5, 2015. In its capital plan, the Company was required to forecast under a variety of economic scenarios for nine quarters ending the fourth quarter of 2016, its estimated regulatory capital ratios, including its tier 1 common ratio, under Basel I rules, its estimated regulatory capital ratios, including its CET1 ratio, under Basel III rules, and its GAAP tangible common equity ratio. During the second quarter of 2015, the Company completed its mid-cycle capital stress test as required under DFAST. The results demonstrate that we maintain sufficient capital to withstand a severe economic downturn. Detailed disclosure of the mid-cycle stress test results can be found on the Company’s website. Under the implementing regulations for CCAR, a bank holding company may generally only raise and redeem capital, pay dividends and repurchase stock and take similar capital-related actions only under a capital plan as to which the FRB has not objected.

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

GAAP to NON-GAAP RECONCILIATIONS

1. Basel I tier 1 common capital
The Basel I capital rules were replaced by the new Basel III capital rules that became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). The Basel III capital rules include the CET1 capital ratio, which is the core capital component of the Basel III rules and a key ratio considered by regulators, investors, and analysts. The calculation of the CET1 ratio, as defined under Basel III rules, is considered an acceptable ratio by GAAP for financial institutions and, accordingly, does not require reconciliation to GAAP.
There is a difference in the calculation of the CET1 ratio under Basel III rules and the calculation of tier 1 common capital (“T1C”) under Basel I rules. We present the calculation of key regulatory capital ratios, including the T1C common capital, using the governing definition at the end of each quarter, taking into account applicable phase-in rules.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

BASEL I TIER 1 COMMON CAPITAL (NON-GAAP)

(Amounts in millions)	December 31, 2014	June 30, 2014

Total shareholders’ equity (GAAP)	$7,370	$6,700
Accumulated other comprehensive loss	128	137
Nonqualifying goodwill and intangibles	(1,040)	(1,045)
Other regulatory adjustments	(1)	(1)
Qualifying trust preferred securities	163	163
Tier 1 capital (regulatory)	6,620	5,954
Qualifying trust preferred securities	(163)	(163)
Preferred stock	(1,004)	(1,004)
Tier 1 common capital (non-GAAP)	$5,453	$4,787

Risk-weighted assets (regulatory)	$45,738	$45,787
Tier 1 common capital to risk-weighted assets (non-GAAP)	11.92%	10.45%
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
TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

	Three Months Ended
(Amounts in thousands)	June 30, 2015	December 31, 2014	June 30, 2014

Net earnings (loss) applicable to common shareholders (GAAP)	$(1,100)	$66,761	$104,490
Adjustments, net of tax:
Amortization of core deposit and other intangibles	1,472	1,676	1,735
Net earnings (loss) applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP) (a)	$372	$68,437	$106,225

Average common equity (GAAP)	$6,492,865	$6,521,187	$5,744,696
Average goodwill	(1,014,129)	(1,014,129)	(1,014,129)
Average core deposit and other intangibles	(22,135)	(26,848)	(32,234)
Average tangible common equity (non-GAAP) (b)	$5,456,601	$5,480,210	$4,698,333

Number of days in quarter (c)	91	92	91
Number of days in year (d)	365	365	365

Tangible return on average tangible common equity (non-GAAP) (a/b/c*d)	0.03%	4.95%	9.07%
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

ZIONS BANCORPORATION AND SUBSIDIARIES

TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)	June 30, 2015	December 31, 2014	June 30, 2014

Total shareholders’ equity (GAAP)	$7,530	$7,370	$6,700
Goodwill	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles	(21)	(26)	(31)
Tangible equity (non-GAAP) (a)	6,495	6,330	5,655
Preferred stock	(1,004)	(1,004)	(1,004)
Tangible common equity (non-GAAP) (b)	$5,491	$5,326	$4,651

Total assets (GAAP)	$58,365	$57,209	$55,111
Goodwill	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles	(21)	(26)	(31)
Tangible assets (non-GAAP) (c)	$57,330	$56,169	$54,066

Tangible equity ratio (a/c)	11.33%	11.27%	10.46%
Tangible common equity ratio (b/c)	9.58%	9.48%	8.60%
4. Efficiency ratio
This Form 10-Q presents an “efficiency ratio” which adjusts certain line items in noninterest expense and noninterest income. The following schedule provides a reconciliation of noninterest expense (GAAP), taxable-equivalent net interest income (GAAP) and noninterest income (GAAP) to the efficiency ratio (non-GAAP).
EFFICIENCY RATIO

(Dollar amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Noninterest expense (GAAP) (a)	$404,100	$406,027	$801,561	$804,090
Adjustments:
Severance costs	1,707	1,215	3,960	1,978
Other real estate expense, net	(445)	(266)	(71)	1,341
Provision for unfunded lending commitments	(2,326)	6,779	(1,115)	5,767
Debt extinguishment cost	2,395	—	2,395	—
Amortization of core deposit and other intangibles	2,318	2,736	4,676	5,618
Restructuring costs	650	—	650	—
Total adjustments	4,299	10,464	10,495	14,704

Add-back of adjustments (b)	(4,299)	(10,464)	(10,495)	(14,704)
Adjusted noninterest expense (non-GAAP) (a+b)=(c)	$399,801	$395,563	$791,066	$789,386

Taxable-equivalent net interest income (GAAP) (d)	$428,015	$420,202	$849,596	$840,507
Noninterest income (GAAP) (e)	421	124,849	122,243	263,163
Adjustments:
Fair value and nonhedge derivative income (loss)	1,844	(1,934)	756	(10,473)
Equity securities gains, net	4,839	2,513	8,192	3,425
Fixed income securities gains (losses), net	(138,436)	5,026	(138,675)	35,940
Total adjustments	(131,753)	5,605	(129,727)	28,892

Add-back of adjustments (f)	131,753	(5,605)	129,727	(28,892)
Adjusted taxable-equivalent net interest income and noninterest income (non-GAAP) (d+e+f)=(g)	$560,189	$539,446	$1,101,566	$1,074,778

Efficiency ratio (c/g)	71.4%	73.3%	71.8%	73.4%
For items 2, 3 and 4, the identified adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are included where applicable in financial results or in the balance sheet presented in

ZIONS BANCORPORATION AND SUBSIDIARIES

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 11 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
The Company believes there have been no material changes in the risk factors included in Zions Bancorporation’s 2014 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the second quarter of 2015:

SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

April	4,338	$27.16	—	$—
May	112,377	29.05	—	—
June	253,816	30.70	—	—
Second quarter	370,531	30.16	—

[1]
Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes upon the vesting of restricted stock and restricted stock units, and the exercise of stock options, under provisions of an employee share-based compensation plan.

ITEM 6.	EXHIBITS
a)Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated July 8, 2014, incorporated by reference to Exhibit 3.1 of Form 8-K/A filed on July 18, 2014.	*

3.2	Restated Bylaws of Zions Bancorporation dated February 27, 2015, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2015.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three months ended June 30, 2015 and June 30, 2014 and the six months ended June 30, 2015 and June 30, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2015 and June 30, 2014 and the six months ended June 30, 2015 and June 30, 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and June 30, 2014, (v) the Consolidated Statements of Cash Flows for the three months ended June 30, 2015 and June 30, 2014 and the six months ended June 30, 2015 and June 30, 2014, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

* Incorporated by reference

ZIONS BANCORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIONS BANCORPORATION

/s/ Harris H. Simmons
Harris H. Simmons, Chairman and Chief Executive Officer

/s/ Paul E. Burdiss
Paul E. Burdiss, Executive Vice President and Chief Financial Officer
Date: August 6, 2015