Form 10-Q
period 2015-09-30
ZIONS BANCORPORATION /UT/
filed 2015-11-06
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at November 2, 2015	204,294,516 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and due from banks	$602,694	$841,942
Money market investments:
Interest-bearing deposits	6,558,678	7,178,097
Federal funds sold and security resell agreements	1,325,501	1,386,291
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $553,088 and $677,196)	544,168	647,252
Available-for-sale, at fair value	6,000,011	3,844,248
Trading account, at fair value	73,521	70,601
	6,617,700	4,562,101

Loans held for sale	139,122	132,504

Loans and leases, net of unearned income and fees	40,113,123	40,063,658
Less allowance for loan losses	596,440	604,663
Loans, net of allowance	39,516,683	39,458,995

Other noninterest-bearing investments	851,225	865,950
Premises and equipment, net	873,800	829,809
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	18,546	25,520
Other real estate owned	12,799	18,916
Other assets	880,050	894,620
	$58,410,927	$57,208,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$21,572,022	$20,529,124
Interest-bearing:
Savings and money market	24,690,359	24,583,636
Time	2,216,206	2,406,924
Foreign	441,560	328,391
	48,920,147	47,848,075

Federal funds and other short-term borrowings	272,391	244,223
Long-term debt	944,752	1,092,282
Reserve for unfunded lending commitments	81,389	81,076
Other liabilities	554,153	573,688
Total liabilities	50,772,832	49,839,344

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	1,004,159	1,004,011
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 204,278,594 and 203,014,903 shares	4,756,288	4,723,855
Retained earnings	1,894,623	1,769,705
Accumulated other comprehensive income (loss)	(16,975)	(128,041)
Total shareholders’ equity	7,638,095	7,369,530
	$58,410,927	$57,208,874
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$419,981	$430,416	$1,256,378	$1,298,567
Interest on money market investments	6,018	5,483	17,021	15,501
Interest on securities	30,231	24,377	86,513	76,973
Total interest income	456,230	460,276	1,359,912	1,391,041
Interest expense:
Interest on deposits	12,542	12,313	36,967	37,188
Interest on short- and long-term borrowings	18,311	31,144	56,518	104,280
Total interest expense	30,853	43,457	93,485	141,468
Net interest income	425,377	416,819	1,266,427	1,249,573
Provision for loan losses	18,262	(54,643)	17,334	(109,669)
Net interest income after provision for loan losses	407,115	471,462	1,249,093	1,359,242

Noninterest income:
Service charges and fees on deposit accounts	43,196	43,468	126,006	126,068
Other service charges, commissions and fees	52,837	51,639	152,028	143,847
Wealth management income	7,496	7,438	23,271	22,495
Loan sales and servicing income	7,728	7,592	23,816	22,020
Capital markets and foreign exchange	6,624	5,400	19,400	16,319
Dividends and other investment income	8,449	11,324	27,164	27,183
Fair value and nonhedge derivative income (loss)	(1,555)	44	(799)	(10,429)
Equity securities gains, net	3,630	440	11,822	3,865
Fixed income securities gains (losses), net	(53)	(13,901)	(138,728)	22,039
Impairment losses on investment securities	—	—	—	(27)
Less amounts recognized in other comprehensive income	—		—	—
Net impairment losses on investment securities	—	—	—	(27)
Other	2,461	2,627	9,076	5,854
Total noninterest income	130,813	116,071	253,056	379,234

Noninterest expense:
Salaries and employee benefits	242,023	245,518	736,675	717,680
Occupancy, net	29,477	28,495	88,911	85,739
Furniture, equipment and software	30,416	28,524	91,376	84,454
Other real estate expense, net	(40)	875	(111)	2,216
Credit-related expense	6,914	6,508	20,959	20,615
Provision for unfunded lending commitments	1,428	(16,095)	313	(10,328)
Professional and legal services	12,699	16,588	37,292	39,754
Advertising	6,136	6,094	19,622	19,295
FDIC premiums	8,500	8,204	25,228	24,143
Amortization of core deposit and other intangibles	2,298	2,665	6,974	8,283
Debt extinguishment cost	—	44,422	2,395	44,422
Other	56,298	66,738	168,076	206,353
Total noninterest expense	396,149	438,536	1,197,710	1,242,626
Income before income taxes	141,779	148,997	304,439	495,850
Income taxes	40,780	53,109	97,455	179,202
Net income	100,999	95,888	206,984	316,648
Dividends on preferred stock	(16,761)	(16,761)	(48,567)	(56,841)
Net earnings applicable to common shareholders	$84,238	$79,127	$158,417	$259,807

Weighted average common shares outstanding during the period:
Basic shares	203,668	196,687	203,057	188,643
Diluted shares	204,155	197,271	203,511	189,260
Net earnings per common share:
Basic	$0.41	$0.40	$0.77	$1.36
Diluted	0.41	0.40	0.77	1.36
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014

Net income for the period	$100,999	$95,888	$206,984	$316,648
Other comprehensive income, net of tax:
Net unrealized holding gains on investment securities	11,268	18,265	4,460	100,723
Reclassification of HTM securities to AFS securities	—	—	10,938	—
Reclassification to earnings for realized net fixed income securities losses (gains)	33	7,886	85,845	(20,058)
Reclassification to earnings for net credit-related impairment losses on investment securities	—	—	—	17
Accretion of securities with noncredit-related impairment losses not expected to be sold	—	276	—	835
Net unrealized gains (losses) on other noninterest-bearing investments	(1,881)	454	94	(333)
Net unrealized holding gains (losses) on derivative instruments	10,607	(508)	12,941	1,011
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(1,830)	(463)	(3,212)	(1,021)
Other comprehensive income	18,197	25,910	111,066	81,174
Comprehensive income	$119,196	$121,798	$318,050	$397,822
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2014	$1,004,011	203,014,903	$4,723,855	$1,769,705	$(128,041)	$7,369,530
Net income for the period				206,984		206,984
Other comprehensive income, net of tax					111,066	111,066
Subordinated debt converted to preferred stock	148		(44)			104
Net activity under employee plans and related tax benefits		1,263,691	32,477			32,477
Dividends on preferred stock				(48,567)		(48,567)
Dividends on common stock, $0.16 per share				(32,785)		(32,785)
Change in deferred compensation				(714)		(714)
Balance at September 30, 2015	$1,004,159	204,278,594	$4,756,288	$1,894,623	$(16,975)	$7,638,095

Balance at December 31, 2013	$1,003,970	184,677,696	$4,179,024	$1,473,670	$(192,101)	$6,464,563
Net income for the period				316,648		316,648
Other comprehensive income, net of tax					81,174	81,174
Issuance of common stock		17,617,450	515,856			515,856
Subordinated debt converted to preferred stock	36		(5)			31
Net activity under employee plans and related tax benefits		603,345	22,420			22,420
Dividends on preferred stock				(56,841)		(56,841)
Dividends on common stock, $0.12 per share				(23,039)		(23,039)
Change in deferred compensation				1,347		1,347
Balance at September 30, 2014	$1,004,006	202,898,491	$4,717,295	$1,711,785	$(110,927)	$7,322,159
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$100,999	$95,888	$206,984	$316,648
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment cost	—	44,422	2,395	44,422
Provision for credit losses	19,690	(70,738)	17,647	(119,997)
Depreciation and amortization	40,281	33,860	109,563	97,414
Fixed income securities losses (gains), net	53	13,901	138,728	(22,039)
Deferred income tax expense (benefit)	(10,027)	2,960	(51,056)	22,368
Net decrease (increase) in trading securities	970	1,241	(2,950)	(20,868)
Net decrease in loans held for sale	23,314	53,820	3,263	60,774
Change in other liabilities	21,525	33,919	(14,738)	(24,598)
Change in other assets	31,178	4,739	(1,991)	(8,721)
Other, net	(15,461)	(5,745)	(21,475)	6,528
Net cash provided by operating activities	212,522	208,267	386,370	351,931

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	1,181,378	(955,971)	680,209	635,594
Proceeds from maturities and paydowns of investment securities held-to-maturity	26,875	20,796	87,785	58,921
Purchases of investment securities held-to-maturity	(142)	(14,964)	(24,203)	(78,228)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	385,584	374,973	1,365,851	1,417,234
Purchases of investment securities available-for-sale	(1,728,939)	(451,212)	(3,486,509)	(1,125,036)
Net change in loans and leases	(122,868)	(126,173)	(74,974)	(738,706)
Purchases of premises and equipment	(38,747)	(26,153)	(106,115)	(138,884)
Proceeds from sales of other real estate owned	8,019	8,200	16,592	37,112
Other, net	17,610	12,799	46,935	19,796
Net cash provided by (used in) investing activities	(271,230)	(1,157,705)	(1,494,429)	87,803

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(16,977)	594,422	1,072,072	(96,321)
Net change in short-term funds borrowed	45,267	(66,603)	28,168	(148,550)
Repayments of long-term debt	(111,477)	(834,964)	(164,082)	(1,196,123)
Debt extinguishment costs paid	—	(35,435)	(2,395)	(35,435)
Proceeds from the issuance of common stock	13,599	519,559	19,631	524,080
Dividends paid on common and preferred stock	(27,420)	(23,243)	(79,699)	(71,191)
Other, net	172	112	(4,884)	(3,579)
Net cash provided by (used in) financing activities	(96,836)	153,848	868,811	(1,027,119)
Net decrease in cash and due from banks	(155,544)	(795,590)	(239,248)	(587,385)
Cash and due from banks at beginning of period	758,238	1,381,262	841,942	1,173,057
Cash and due from banks at end of period	$602,694	$585,672	$602,694	$585,672

Cash paid for interest	$22,162	$41,138	$73,219	$122,807
Net cash paid for income taxes	8,679	58,645	100,505	181,301
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2015

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
Operating results for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected in future periods. The consolidated balance sheet at December 31, 2014 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2014 Annual Report on Form 10-K.
The Company provides a full range of banking and related services through subsidiary banks in 11 Western and Southwestern states as follows: Zions First National Bank (“Zions Bank”), in Utah, Idaho and Wyoming; Amegy Corporation (“Amegy”) and its subsidiary, Amegy Bank, in Texas; California Bank & Trust (“CB&T”); National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”), in Washington and Oregon. Effective April 1, 2015, The Commerce Bank of Oregon (“TCBO”) was merged into TCBW. The Parent and its subsidiary banks also own and operate certain nonbank subsidiaries that engage in financial services. On June 1, 2015, the Company announced certain efficiency and restructuring initiatives that included, among other things, the mergers of its seven subsidiary banks into Zions Bank, whose name will be changed to ZB, N.A. Regional brand names according to geographic location will continue to be used. The Company has received approvals from the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation and expects to complete the mergers following the close of business on December 31, 2015.

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

ASU 2015-02, Amendments to the Consolidation Analysis (Topic 810)
The new standard changes certain criteria in the variable interest model and the voting model to determine whether certain legal entities are variable interest entities (“VIEs”) and whether they should be consolidated. Additional disclosures are required for entities not currently considered VIEs, but may become VIEs under the new guidance and may be subject to consolidation. Adoption may be retrospective or modified retrospective with a cumulative effect adjustment. Early adoption is permitted.
		January 1, 2016	We currently do not consolidate any VIEs and do not expect this new guidance will have a material impact on the Company’s financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
The core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new standard, (including loans, derivatives, debt and equity securities, etc.). However, the new standard affects other fees charged by banks, such as asset management fees, credit card interchange fees, deposit account fees, etc. Adoption may be made on a full retrospective basis with practical expedients, or on a modified retrospective basis with a cumulative effect adjustment. Early adoption of the guidance is permitted as of January 1, 2017.
		January 1, 2018, as extended in August 2015 by ASU 2015-14	While we currently do not expect this standard will have a material impact on the Company’s financial statements, we are still in process of conducting our evaluation.

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
		January 1, 2015	Our adoption of this standard did not have a material impact on the accompanying financial statements.

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Loans and leases transferred to other real estate owned	$3,446	$8,954	$10,098	$20,197
Loans held for sale reclassified as loans and leases	22,299	9,658	33,042	14,739
Amortized cost of HTM securities reclassified as AFS securities	—	—	79,276	—

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	September 30, 2015
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$1,325,501	$—	$1,325,501	$—	$—	$1,325,501
Derivatives (included in other assets)	103,119	—	103,119	(17,207)	—	85,912
	$1,428,620	$—	$1,428,620	$(17,207)	$—	$1,411,413
Liabilities:
Federal funds and other short-term borrowings	$272,391	$—	$272,391	$—	$—	$272,391
Derivatives (included in other liabilities)	86,363	—	86,363	(17,207)	(37,109)	32,047
	$358,754	$—	$358,754	$(17,207)	$(37,109)	$304,438

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$1,386,291	$—	$1,386,291	$—	$—	$1,386,291
Derivatives (included in other assets)	66,420	—	66,420	(3,755)		62,665
	$1,452,711	$—	$1,452,711	$(3,755)	$—	$1,448,956
Liabilities:
Federal funds and other short-term borrowings	$244,223	$—	$244,223	$—	$—	$244,223
Derivatives (included in other liabilities)	66,064	—	66,064	(3,755)	(31,968)	30,341
	$310,287	$—	$310,287	$(3,755)	$(31,968)	$274,564

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

5.	INVESTMENTS
Investment Securities
Investment securities are summarized below. Note 10 discusses the process to estimate fair value for investment securities.

	September 30, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$544,168	$9,976	$1,056	$553,088

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,102,978	7,147	578	1,109,547
Agency guaranteed mortgage-backed securities	2,805,901	12,989	5,619	2,813,271
Small Business Administration loan-backed securities	1,815,766	14,177	10,779	1,819,164
Municipal securities	212,698	1,059	359	213,398
Other debt securities	25,485	187	2,905	22,767
	5,962,828	35,559	20,240	5,978,147
Money market mutual funds and other	21,773	91	—	21,864
	5,984,601	35,650	20,240	6,000,011
Total	$6,528,769	$45,626	$21,296	$6,553,099

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$607,675	$—	$—	$607,675	$13,018	$804	$619,889
Asset-backed securities:
Trust preferred securities – banks and insurance	79,276	—	39,699	39,577	18,393	663	57,307
	686,951	—	39,699	647,252	$31,411	$1,467	677,196
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	607,523	1,572	8,343	600,752			600,752
Agency guaranteed mortgage-backed securities	935,164	12,132	2,105	945,191			945,191
Small Business Administration loan-backed securities	1,544,710	16,446	8,891	1,552,265			1,552,265
Municipal securities	189,059	1,143	945	189,257			189,257
Asset-backed securities:
Trust preferred securities – banks and insurance	537,589	103	121,984	415,708			415,708
Other	5,252	207	7	5,452			5,452
	3,819,297	31,603	142,275	3,708,625			3,708,625
Money market mutual funds and other	136,591	76	1,044	135,623			135,623
	3,955,888	31,679	143,319	3,844,248			3,844,248
Total	$4,642,839	$31,679	$183,018	$4,491,500			$4,521,444

[1]	Other comprehensive income
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

During the first nine months of 2014, we recorded a total of $1,294 million par amount of sales and paydowns of CDO securities, resulting in net gains of approximately $22 million. These sales were made in part as a result of the Volcker Rule (“VR”).

Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of September 30, 2015 by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Principal return in one year or less	$88,169	$88,714	$822,647	$824,744
Principal return after one year through five years	168,734	171,164	2,314,091	2,319,836
Principal return after five years through ten years	152,942	158,331	1,857,898	1,862,624
Principal return after ten years	134,323	134,879	968,192	970,943
	$544,168	$553,088	$5,962,828	$5,978,147
The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	September 30, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$901	$55,763	$155	$11,681	$1,056	$67,444

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	65	34,737	513	137,964	578	172,701
Agency guaranteed mortgage-backed securities	5,361	1,330,271	258	15,351	5,619	1,345,622
Small Business Administration loan-backed securities	4,550	453,651	6,229	452,275	10,779	905,926
Municipal securities	305	34,703	54	4,125	359	38,828
Other debt securities	—	—	2,905	12,097	2,905	12,097
	10,281	1,853,362	9,959	621,812	20,240	2,475,174
Total	$11,182	$1,909,125	$10,114	$633,493	$21,296	$2,542,618

	December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$527	$62,762	$277	$14,003	$804	$76,765
Asset-backed securities:
Trust preferred securities – banks and insurance	53	122	40,309	57,186	40,362	57,308
	580	62,884	40,586	71,189	41,166	134,073
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	4,510	295,694	3,833	101,188	8,343	396,882
Agency guaranteed mortgage-backed securities	1,914	425,114	191	12,124	2,105	437,238
Small Business Administration loan-backed securities	5,869	495,817	3,022	175,523	8,891	671,340
Municipal securities	258	36,551	687	4,616	945	41,167
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	121,984	405,605	121,984	405,605
Other	7	1,607	—	—	7	1,607
	12,558	1,254,783	129,717	699,056	142,275	1,953,839
Money market mutual funds and other	1,044	71,907	—	—	1,044	71,907
	13,602	1,326,690	129,717	699,056	143,319	2,025,746
Total	$14,182	$1,389,574	$170,303	$770,245	$184,485	$2,159,819

ZIONS BANCORPORATION AND SUBSIDIARIES

At September 30, 2015 and December 31, 2014, respectively, 146 and 153 HTM and 460 and 458 AFS investment securities were in an unrealized loss position.

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
OTTI Conclusions
Our 2014 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation by each security type that has significant gross unrealized losses at September 30, 2015:

OTTI – U.S. Government Agencies and Corporations
Agency Guaranteed Mortgage-Backed Securities: These pass-through securities are comprised largely of fixed and floating-rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation. They were generally purchased at premiums with maturity dates from 10 to 15 years for fixed-rate securities and 30 years for floating-rate securities. These securities benefit from certain guarantee provisions or, in the case of GNMA, direct U.S. government guarantees. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At September 30, 2015, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during the third quarter of 2015.

Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from 5 to 25 years and have principal cash flows guaranteed by the SBA. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At September 30, 2015, we did not have an intent to sell identified SBA securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during the third quarter of 2015.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a tabular rollforward of the total amount of credit-related OTTI:

(In thousands)	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$—	$—	$—	$(9,079)	$(95,472)	$(104,551)
Reductions for securities sold or paid off during the period	—	—	—	—	104,551	104,551
Reclassification of securities from HTM to AFS	—	—	—	9,079	(9,079)	—
Balance of credit-related OTTI at end of period	$—	$—	$—	$—	$—	$—

(In thousands)	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$(9,079)	$(163,914)	$(172,993)	$(9,052)	$(176,833)	$(185,885)
Additions recognized in earnings during the period:
Additional credit-related OTTI on securities previously impaired	—	—	—	(27)	—	(27)
Reductions for securities sold or paid off during the period	—	44,929	44,929	—	57,848	57,848
Balance of credit-related OTTI at end of period	$(9,079)	$(118,985)	$(128,064)	$(9,079)	$(118,985)	$(128,064)

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended				Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$—	$—	$2	$—	$1	$—	$2	$27
Available-for-sale	6	59	5,873	20,063	8,366	147,572	83,466	62,948

Other noninterest-bearing investments	14,267	10,637	5,911	5,184	23,870	11,571	10,568	5,184
	14,273	10,696	11,786	25,247	32,237	159,143	94,036	68,159
Net gains (losses)		$3,577		$(13,461)		$(126,906)		$25,877

Statement of income information:
Net impairment losses on investment securities		$—		$—		$—		$(27)
Equity securities gains, net		3,630		440		11,822		3,865
Fixed income securities gains (losses), net		(53)		(13,901)		(138,728)		22,039
Net gains (losses)		$3,577		$(13,461)		$(126,906)		$25,877

ZIONS BANCORPORATION AND SUBSIDIARIES

Interest income by security type is as follows:

(In thousands)	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3,031	$2,629	$5,660	$9,716	$8,265	$17,981
Available-for-sale	23,427	699	24,126	64,832	2,047	66,879
Trading	445	—	445	1,653	—	1,653
	$26,903	$3,328	$30,231	$76,201	$10,312	$86,513

(In thousands)	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3,597	$2,805	$6,402	$11,146	$8,448	$19,594
Available-for-sale	16,895	677	17,572	54,099	1,829	55,928
Trading	403	—	403	1,451	—	1,451
	$20,895	$3,482	$24,377	$66,696	$10,277	$76,973

Investment securities with a carrying value of $1.9 billion at September 30, 2015 and $1.4 billion at December 31, 2014 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

Private Equity Investments
Effect of Volcker Rule
The VR, as published pursuant to the Dodd-Frank Act in December 2013 and amended in January 2014, significantly restricted certain activities by covered bank holding companies, including restrictions on certain types of securities, proprietary trading, and private equity investing. The Company’s private equity investments (“PEIs”) consist of Small Business Investment Companies (“SBICs”) and non-SBICs. Following the sales of its CDO securities, the only prohibited investments under the VR requiring divestiture by the Company were certain of its PEIs. Of the recorded PEIs of $140 million at September 30, 2015, approximately $24 million remain prohibited by the VR.

As of September 30, 2015, we have sold a total of approximately $17 million of PEIs, including $9 million during the first half of 2015 and $8 million during 2014. None were sold during the third quarter of 2015. All of these sales related to prohibited PEIs. The 2015 sales resulted in insignificant amounts of realized gains or losses. We will dispose of the remaining $24 million of prohibited PEIs before the required deadline. However, the required deadline has been extended to July 21, 2016 from July 21, 2015 and the Federal Reserve has announced its intention to act in 2015 to grant an additional one-year extension to July 21, 2017. See other discussions in Notes 10 and 11.

As discussed in Note 11, we have $48 million at September 30, 2015 of unfunded commitments for PEIs, of which approximately $8 million relate to prohibited PEIs. Until we dispose of the prohibited PEIs, we expect to fund these commitments if and as the capital calls are made, as allowed under the VR.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	September 30, 2015	December 31, 2014

Loans held for sale	$139,122	$132,504

Commercial:
Commercial and industrial	$13,035,251	$13,162,955
Leasing	426,781	408,974
Owner occupied	7,141,360	7,351,548
Municipal	600,258	520,887
Total commercial	21,203,650	21,444,364
Commercial real estate:
Construction and land development	2,213,465	1,986,408
Term	8,089,258	8,126,600
Total commercial real estate	10,302,723	10,113,008
Consumer:
Home equity credit line	2,347,061	2,321,150
1-4 family residential	5,268,840	5,200,882
Construction and other consumer real estate	370,015	370,542
Bankcard and other revolving plans	427,849	401,352
Other	192,985	212,360
Total consumer	8,606,750	8,506,286
Total loans	$40,113,123	$40,063,658
Loan balances are presented net of unearned income and fees, which amounted to $144.1 million at September 30, 2015 and $144.7 million at December 31, 2014.
Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $28.8 million at September 30, 2015 and $36.5 million at December 31, 2014.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $383.1 million at September 30, 2015 and $484.9 million at December 31, 2014.
Loans with a carrying value of approximately $22.3 billion at September 30, 2015 and $22.5 billion at December 31, 2014 have been pledged at the Federal Reserve and various Federal Home Loan Banks (“FHLBs”) as collateral for potential borrowings.
We sold loans with a carrying value of $434.1 million and $1,070.2 million for the three and nine months ended September 30, 2015, and $341.3 million and $939.0 million, for the three and nine months ended September 30, 2014, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The principal balance of sold loans for which we retain servicing was approximately $1.2 billion at both September 30, 2015 and December 31, 2014.

Amounts added to loans held for sale during these periods were $442.4 million and $1,111.0 million for the three and nine months ended September 30, 2015, and $297.8 million and $894.9 million for the three and nine months ended September 30, 2014, respectively. Income from loans sold, excluding servicing, was $5.0 million and $13.9

ZIONS BANCORPORATION AND SUBSIDIARIES

million for the three and nine months ended September 30, 2015, and $4.2 million and $11.3 million for the three and nine months ended September 30, 2014, respectively.

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

Allowance for Loan and Lease Losses
The ALLL represents our estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. Losses are charged to the ALLL when recognized. Generally, commercial and CRE loans are charged off or charged down when they are determined to be uncollectible in whole or in part, or when 180 days past due unless the loan is well secured and in process of collection. Consumer loans are either charged off or charged down to net realizable value no later than the month in which they become 180 days past due. Closed-end consumer loans that are not secured by residential real estate are either charged off or charged down to net realizable value no later than the month in which they become 120 days past due. We establish the amount of the ALLL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses so the ALLL is at an appropriate level at the balance sheet date.

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
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended September 30, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$437,770	$125,796	$45,809	$609,375
Additions:
Provision for loan losses	22,417	(6,621)	2,466	18,262
Adjustment for FDIC-supported/PCI loans	—	—	—	—
Deductions:
Gross loan and lease charge-offs	(36,961)	(1,068)	(4,330)	(42,359)
Recoveries	4,471	4,162	2,529	11,162
Net loan and lease charge-offs	(32,490)	3,094	(1,801)	(31,197)
Balance at end of period	$427,697	$122,269	$46,474	$596,440

Reserve for unfunded lending commitments
Balance at beginning of period	$60,774	$18,639	$548	$79,961
Provision charged (credited) to earnings	2,808	(1,467)	87	1,428
Balance at end of period	$63,582	$17,172	$635	$81,389

Total allowance for credit losses at end of period
Allowance for loan losses	$427,697	$122,269	$46,474	$596,440
Reserve for unfunded lending commitments	63,582	17,172	635	81,389
Total allowance for credit losses	$491,279	$139,441	$47,109	$677,829

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$412,514	$145,009	$47,140	$604,663
Additions:
Provision for loan losses	53,292	(38,491)	2,533	17,334
Adjustment for FDIC-supported/PCI loans	(57)	57	—	—
Deductions:
Gross loan and lease charge-offs	(76,734)	(5,637)	(11,224)	(93,595)
Recoveries	38,682	21,331	8,025	68,038
Net loan and lease charge-offs	(38,052)	15,694	(3,199)	(25,557)
Balance at end of period	$427,697	$122,269	$46,474	$596,440

Reserve for unfunded lending commitments
Balance at beginning of period	$58,931	$21,517	$628	$81,076
Provision charged (credited) to earnings	4,651	(4,345)	7	313
Balance at end of period	$63,582	$17,172	$635	$81,389

Total allowance for credit losses at end of period
Allowance for loan losses	$427,697	$122,269	$46,474	$596,440
Reserve for unfunded lending commitments	63,582	17,172	635	81,389
Total allowance for credit losses	$491,279	$139,441	$47,109	$677,829

	Three Months Ended September 30, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$442,965	$187,940	$45,002	$675,907
Additions:
Provision for loan losses	(19,960)	(34,187)	(496)	(54,643)
Adjustment for FDIC-supported/PCI loans	(25)	—	—	(25)
Deductions:
Gross loan and lease charge-offs	(20,084)	(3,320)	(3,067)	(26,471)
Recoveries	9,149	3,332	3,028	15,509
Net loan and lease charge-offs	(10,935)	12	(39)	(10,962)
Balance at end of period	$412,045	$153,765	$44,467	$610,277

Reserve for unfunded lending commitments
Balance at beginning of period	$52,801	$38,689	$3,982	$95,472
Provision charged (credited) to earnings	1,651	(14,390)	(3,356)	(16,095)
Balance at end of period	$54,452	$24,299	$626	$79,377

Total allowance for credit losses at end of period
Allowance for loan losses	$412,045	$153,765	$44,467	$610,277
Reserve for unfunded lending commitments	54,452	24,299	626	79,377
Total allowance for credit losses	$466,497	$178,064	$45,093	$689,654

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$469,213	$216,012	$61,066	$746,291
Additions:
Provision for loan losses	(38,274)	(57,350)	(14,045)	(109,669)
Adjustment for FDIC-supported/PCI loans	(1,190)	—	(96)	(1,286)
Deductions:
Gross loan and lease charge-offs	(45,903)	(14,135)	(10,628)	(70,666)
Recoveries	28,199	9,238	8,170	45,607
Net loan and lease charge-offs	(17,704)	(4,897)	(2,458)	(25,059)
Balance at end of period	$412,045	$153,765	$44,467	$610,277

Reserve for unfunded lending commitments
Balance at beginning of period	$48,345	$37,485	$3,875	$89,705
Provision charged (credited) to earnings	6,107	(13,186)	(3,249)	(10,328)
Balance at end of period	$54,452	$24,299	$626	$79,377

Total allowance for credit losses at end of period
Allowance for loan losses	$412,045	$153,765	$44,467	$610,277
Reserve for unfunded lending commitments	54,452	24,299	626	79,377
Total allowance for credit losses	$466,497	$178,064	$45,093	$689,654
The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	September 30, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$32,191	$2,898	$11,014	$46,103
Collectively evaluated for impairment	394,836	119,286	35,010	549,132
Purchased loans with evidence of credit deterioration	670	85	450	1,205
Total	$427,697	$122,269	$46,474	$596,440

Outstanding loan balances:
Individually evaluated for impairment	$279,928	$122,063	$92,612	$494,603
Collectively evaluated for impairment	20,859,442	10,122,697	8,503,160	39,485,299
Purchased loans with evidence of credit deterioration	64,280	57,963	10,978	133,221
Total	$21,203,650	$10,302,723	$8,606,750	$40,113,123

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$28,627	$4,027	$9,059	$41,713
Collectively evaluated for impairment	382,552	140,090	37,508	560,150
Purchased loans with evidence of credit deterioration	1,335	892	573	2,800
Total	$412,514	$145,009	$47,140	$604,663

Outstanding loan balances:
Individually evaluated for impairment	$259,207	$167,435	$95,267	$521,909
Collectively evaluated for impairment	21,105,217	9,861,862	8,395,371	39,362,450
Purchased loans with evidence of credit deterioration	79,940	83,711	15,648	179,299
Total	$21,444,364	$10,113,008	$8,506,286	$40,063,658
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
Nonaccrual loans are summarized as follows:

(In thousands)	September 30, 2015	December 31, 2014
Commercial:
Commercial and industrial	$167,136	$105,591
Leasing	306	295
Owner occupied	76,624	87,243
Municipal	967	1,056
Total commercial	245,033	194,185
Commercial real estate:
Construction and land development	15,202	23,880
Term	39,053	25,107
Total commercial real estate	54,255	48,987
Consumer:
Home equity credit line	9,792	11,430
1-4 family residential	48,592	49,861
Construction and other consumer real estate	765	1,735
Bankcard and other revolving plans	563	196
Other	272	254
Total consumer loans	59,984	63,476
Total	$359,272	$306,648

ZIONS BANCORPORATION AND SUBSIDIARIES

Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2015
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$12,909,622	$79,246	$46,383	$125,629	$13,035,251	$4,951	$90,584
Leasing	423,071	3,557	153	3,710	426,781	—	55
Owner occupied	7,077,386	33,198	30,776	63,974	7,141,360	5,443	46,283
Municipal	600,210	48	—	48	600,258	—	967
Total commercial	21,010,289	116,049	77,312	193,361	21,203,650	10,394	137,889
Commercial real estate:
Construction and land development	2,195,193	12,447	5,825	18,272	2,213,465	2,296	10,914
Term	8,039,923	15,578	33,757	49,335	8,089,258	20,503	23,188
Total commercial real estate	10,235,116	28,025	39,582	67,607	10,302,723	22,799	34,102
Consumer:
Home equity credit line	2,336,740	4,694	5,627	10,321	2,347,061	—	2,592
1-4 family residential	5,231,005	10,137	27,698	37,835	5,268,840	877	18,739
Construction and other consumer real estate	364,283	5,524	208	5,732	370,015	—	401
Bankcard and other revolving plans	425,041	1,621	1,187	2,808	427,849	787	114
Other	192,042	877	66	943	192,985	—	46
Total consumer loans	8,549,111	22,853	34,786	57,639	8,606,750	1,664	21,892
Total	$39,794,516	$166,927	$151,680	$318,607	$40,113,123	$34,857	$193,883

	December 31, 2014
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$13,092,731	$28,295	$41,929	$70,224	$13,162,955	$4,677	$64,385
Leasing	408,724	225	25	250	408,974	—	270
Owner occupied	7,275,842	29,182	46,524	75,706	7,351,548	3,334	39,649
Municipal	520,887	—	—	—	520,887	—	1,056
Total commercial	21,298,184	57,702	88,478	146,180	21,444,364	8,011	105,360
Commercial real estate:
Construction and land development	1,972,206	2,711	11,491	14,202	1,986,408	92	12,481
Term	8,082,940	14,415	29,245	43,660	8,126,600	19,700	13,787
Total commercial real estate	10,055,146	17,126	40,736	57,862	10,113,008	19,792	26,268
Consumer:
Home equity credit line	2,309,967	4,503	6,680	11,183	2,321,150	1	1,779
1-4 family residential	5,163,610	12,416	24,856	37,272	5,200,882	318	20,599
Construction and other consumer real estate	359,723	9,675	1,144	10,819	370,542	160	608
Bankcard and other revolving plans	397,882	2,425	1,045	3,470	401,352	946	80
Other	211,560	644	156	800	212,360	—	84
Total consumer loans	8,442,742	29,663	33,881	63,544	8,506,286	1,425	23,150
Total	$39,796,072	$104,491	$163,095	$267,586	$40,063,658	$29,228	$154,778

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2015
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,037,219	$281,696	$709,086	$7,250	$13,035,251
Leasing	400,233	3,015	23,533	—	426,781
Owner occupied	6,684,216	142,204	314,940	—	7,141,360
Municipal	599,243	48	967	—	600,258
Total commercial	19,720,911	426,963	1,048,526	7,250	21,203,650	$427,697
Commercial real estate:
Construction and land development	2,166,381	19,138	27,946	—	2,213,465
Term	7,862,956	59,689	166,613	—	8,089,258
Total commercial real estate	10,029,337	78,827	194,559	—	10,302,723	122,269
Consumer:
Home equity credit line	2,333,240	—	13,821	—	2,347,061
1-4 family residential	5,214,015	—	54,825	—	5,268,840
Construction and other consumer real estate	368,363	—	1,652	—	370,015
Bankcard and other revolving plans	425,979	—	1,870	—	427,849
Other	192,564	—	421	—	192,985
Total consumer loans	8,534,161	—	72,589	—	8,606,750	46,474
Total	$38,284,409	$505,790	$1,315,674	$7,250	$40,113,123	$596,440

	December 31, 2014
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,515,846	$209,215	$426,002	$11,892	$13,162,955
Leasing	399,032	4,868	5,074	—	408,974
Owner occupied	6,844,310	168,423	338,815	—	7,351,548
Municipal	518,513	1,318	1,056	—	520,887
Total commercial	20,277,701	383,824	770,947	11,892	21,444,364	$412,514
Commercial real estate:
Construction and land development	1,925,685	8,464	52,259	—	1,986,408
Term	7,802,571	96,347	223,324	4,358	8,126,600
Total commercial real estate	9,728,256	104,811	275,583	4,358	10,113,008	145,009
Consumer:
Home equity credit line	2,304,352	—	16,798	—	2,321,150
1-4 family residential	5,138,660	—	62,222	—	5,200,882
Construction and other consumer real estate	367,932	—	2,610	—	370,542
Bankcard and other revolving plans	399,446	—	1,906	—	401,352
Other	211,811	—	549	—	212,360
Total consumer loans	8,422,201	—	84,085	—	8,506,286	47,140
Total	$38,428,158	$488,635	$1,130,615	$16,250	$40,063,658	$604,663

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

When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three and nine months ended September 30, 2015 and 2014 was not significant.

Information on impaired loans individually evaluated is summarized as follows at September 30, 2015 and December 31, 2014, including the average recorded investment and interest income recognized for the three and nine months ended September 30, 2015 and 2014:

	September 30, 2015
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$245,404	$37,843	$156,665	$194,508	$26,888
Owner occupied	151,243	83,527	48,400	131,927	5,091
Municipal	1,446	967	—	967	—
Total commercial	398,093	122,337	205,065	327,402	31,979
Commercial real estate:
Construction and land development	47,876	7,486	23,800	31,286	1,068
Term	138,865	90,294	27,856	118,150	1,463
Total commercial real estate	186,741	97,780	51,656	149,436	2,531
Consumer:
Home equity credit line	28,358	20,672	4,703	25,375	419
1-4 family residential	72,855	29,257	40,465	69,722	10,090
Construction and other consumer real estate	2,966	1,069	1,106	2,175	181
Other	3,843	36	3,162	3,198	294
Total consumer loans	108,022	51,034	49,436	100,470	10,984
Total	$692,856	$271,151	$306,157	$577,308	$45,494

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$185,520	$43,257	$103,565	$146,822	$22,852
Owner occupied	198,231	83,179	86,382	169,561	6,087
Municipal	1,535	1,056	—	1,056	—
Total commercial	385,286	127,492	189,947	317,439	28,939
Commercial real estate:
Construction and land development	60,993	16,500	26,977	43,477	1,773
Term	203,788	96,351	63,740	160,091	2,345
Total commercial real estate	264,781	112,851	90,717	203,568	4,118
Consumer:
Home equity credit line	30,209	14,798	11,883	26,681	437
1-4 family residential	86,575	37,096	35,831	72,927	8,494
Construction and other consumer real estate	3,902	1,449	1,410	2,859	233
Other	6,580	—	5,254	5,254	133
Total consumer loans	127,266	53,343	54,378	107,721	9,297
Total	$777,333	$293,686	$335,042	$628,728	$42,354

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$191,642	$1,314	$158,825	$5,525
Owner occupied	138,194	2,752	135,212	9,706
Municipal	978	—	1,007	—
Total commercial	330,814	4,066	295,044	15,231
Commercial real estate:
Construction and land development	31,506	499	31,920	2,691
Term	119,694	3,705	124,446	13,383
Total commercial real estate	151,200	4,204	156,366	16,074
Consumer:
Home equity credit line	25,095	401	24,329	1,206
1-4 family residential	90,240	398	91,671	1,803
Construction and other consumer real estate	5,540	32	2,342	91
Bankcard and other revolving plans	—	1	1	101
Other	36	177	4,109	692
Total consumer loans	120,911	1,009	122,452	3,893
Total	$602,925	$9,279	$573,862	$35,198

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$186,026	$2,335	$180,130	$8,819
Owner occupied	232,484	4,514	235,380	13,774
Municipal	8,798	—	9,343	—
Total commercial	427,308	6,849	424,853	22,593
Commercial real estate:
Construction and land development	59,735	515	62,404	5,398
Term	225,536	5,670	248,587	26,118
Total commercial real estate	285,271	6,185	310,991	31,516
Consumer:
Home equity credit line	26,328	369	25,756	1,139
1-4 family residential	81,116	556	81,168	1,583
Construction and other consumer real estate	3,226	43	3,112	115
Bankcard and other revolving plans	—	1	3	2
Other	6,284	384	7,333	1,315
Total consumer loans	116,954	1,353	117,372	4,154
Total	$829,533	$14,387	$853,216	$58,263

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	September 30, 2015
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$455	$3,906	$14	$108	$223	$35,228	$39,934
Owner occupied	2,034	701	938	—	8,151	17,172	28,996
Total commercial	2,489	4,607	952	108	8,374	52,400	68,930
Commercial real estate:
Construction and land development	97	—	—	—	—	13,431	13,528
Term	4,758	766	170	975	2,409	20,825	29,903
Total commercial real estate	4,855	766	170	975	2,409	34,256	43,431
Consumer:
Home equity credit line	192	1,060	11,143	—	164	2,360	14,919
1-4 family residential	2,482	358	7,388	435	3,474	34,901	49,038
Construction and other consumer real estate	177	488	—	—	—	1,153	1,818
Total consumer loans	2,851	1,906	18,531	435	3,638	38,414	65,775
Total accruing	10,195	7,279	19,653	1,518	14,421	125,070	178,136
Nonaccruing
Commercial:
Commercial and industrial	90	471	—	2,018	5,351	37,950	45,880
Owner occupied	1,220	1,742	—	5,833	36	9,060	17,891
Municipal	—	967	—	—	—	—	967
Total commercial	1,310	3,180	—	7,851	5,387	47,010	64,738
Commercial real estate:
Construction and land development	10,512	354	—	—	3,197	968	15,031
Term	2,456	—	833	—	2,899	9,919	16,107
Total commercial real estate	12,968	354	833	—	6,096	10,887	31,138
Consumer:
Home equity credit line	8	514	512	58	—	48	1,140
1-4 family residential	—	268	2,085	173	1,227	7,325	11,078
Construction and other consumer real estate	—	143	18	60	—	72	293
Total consumer loans	8	925	2,615	291	1,227	7,445	12,511
Total nonaccruing	14,286	4,459	3,448	8,142	12,710	65,342	108,387
Total	$24,481	$11,738	$23,101	$9,660	$27,131	$190,412	$286,523

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2014
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2,611	$6,509	$18	$3,203	$3,855	$34,585	$50,781
Owner occupied	19,981	1,124	960	1,251	10,960	17,505	51,781
Total commercial	22,592	7,633	978	4,454	14,815	52,090	102,562
Commercial real estate:
Construction and land development	—	—	—	—	521	19,854	20,375
Term	7,328	9,027	179	3,153	2,546	39,007	61,240
Total commercial real estate	7,328	9,027	179	3,153	3,067	58,861	81,615
Consumer:
Home equity credit line	742	70	11,320	—	166	1,281	13,579
1-4 family residential	2,425	552	6,828	446	753	34,719	45,723
Construction and other consumer real estate	290	422	42	90	—	1,227	2,071
Total consumer loans	3,457	1,044	18,190	536	919	37,227	61,373
Total accruing	33,377	17,704	19,347	8,143	18,801	148,178	245,550
Nonaccruing
Commercial:
Commercial and industrial	442	576	—	611	5,199	20,410	27,238
Owner occupied	2,714	1,219	—	883	2,852	12,040	19,708
Municipal	—	1,056	—	—	—	—	1,056
Total commercial	3,156	2,851	—	1,494	8,051	32,450	48,002
Commercial real estate:
Construction and land development	11,080	68	—	93	3,300	6,427	20,968
Term	2,851	—	—	—	277	4,607	7,735
Total commercial real estate	13,931	68	—	93	3,577	11,034	28,703
Consumer:
Home equity credit line	—	—	420	203	—	399	1,022
1-4 family residential	3,378	1,029	1,951	191	3,527	9,413	19,489
Construction and other consumer real estate	—	463	—	—	—	100	563
Total consumer loans	3,378	1,492	2,371	394	3,527	9,912	21,074
Total nonaccruing	20,465	4,411	2,371	1,981	15,155	53,396	97,779
Total	$53,842	$22,115	$21,718	$10,124	$33,956	$201,574	$343,329

[1]
Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.
Unfunded lending commitments on TDRs amounted to approximately $3.6 million at September 30, 2015 and $6.1 million at December 31, 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

The total recorded investment of all TDRs in which interest rates were modified below market was $190.7 million at September 30, 2015 and $219.3 million at December 31, 2014. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Commercial:
Commercial and industrial	$(67)	$(36)	$(189)	$(34)
Owner occupied	(46)	(124)	(230)	(400)
Total commercial	(113)	(160)	(419)	(434)
Commercial real estate:
Construction and land development	(26)	(48)	(88)	(154)
Term	(84)	(150)	(295)	(435)
Total commercial real estate	(110)	(198)	(383)	(589)
Consumer:
Home equity credit line	—	(1)	(1)	(4)
1-4 family residential	(260)	(276)	(800)	(863)
Construction and other consumer real estate	(7)	(8)	(21)	(25)
Total consumer loans	(267)	(285)	(822)	(892)
Total decrease to interest income[1]	$(490)	$(643)	$(1,624)	$(1,915)

[1]	Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$9	$9	$—	$104	$104
Owner occupied	—	—	—	—	943	943
Total commercial	—	9	9	—	1,047	1,047
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	—	—	—	833	833
Total commercial real estate	—	—	—	—	833	833
Consumer:
Home equity credit line	—	—	—	—	—	—
1-4 family residential	—	595	595	—	595	595
Construction and other consumer real estate	—	—	—	—	—	—
Total consumer loans	—	595	595	—	595	595
Total	$—	$604	$604	$—	$2,475	$2,475

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$96	$633	$729	$96	$752	$848
Owner occupied	—	1,025	1,025	—	1,025	1,025
Total commercial	96	1,658	1,754	96	1,777	1,873
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Consumer:
Home equity credit line	—	158	158	—	201	201
1-4 family residential	—	353	353	—	353	353
Construction and other consumer real estate	—	—	—	—	39	39
Total consumer loans	—	511	511	—	593	593
Total	$96	$2,169	$2,265	$96	$2,370	$2,466
Note: Total loans modified as TDRs during the 12 months previous to September 30, 2015 and 2014 were $93.4 million and $97.3 million, respectively.

As of September 30, 2015, the amount of foreclosed residential real estate property held by the Company was approximately $1.6 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $9.3 million.

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

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	September 30, 2015	December 31, 2014

Commercial	$78,180	$104,942
Commercial real estate	81,012	118,217
Consumer	12,204	17,910
Outstanding balance	$171,396	$241,069

Carrying amount	$133,221	$179,299
Less ALLL	1,205	2,800
Carrying amount, net	$132,016	$176,499
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

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans. There were no amounts of these loans at September 30, 2015 and $5.3 million at December 31, 2014.
Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Balance at beginning of period	$46,702	$60,834	$45,055	$77,528
Accretion	(7,535)	(10,279)	(28,792)	(46,767)
Reclassification from nonaccretable difference	1,005	2,955	18,865	17,406
Disposals and other	1,126	(38)	6,170	5,305
Balance at end of period	$41,298	$53,472	$41,298	$53,472
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

ZIONS BANCORPORATION AND SUBSIDIARIES

During the three and nine months ended September 30, 2015, we adjusted the ALLL for acquired loans by recording a provision for loan losses of $0.8 million and $0.3 million, respectively. No adjustment was made during the three months ended September 30, 2014 and $(2.5) million was made during the nine months ended September 30, 2014. The provision is net of the ALLL reversals discussed subsequently.

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

For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three and nine months ended September 30, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $0.6 million and $3.1 million in 2015 and $0.8 million and $4.4 million in 2014, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income.

For the three and nine months ended September 30, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $5.4 million and $22.1 million in 2015 and $7.7 million and $37.9 million in 2014, respectively, of additional interest income.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Amounts in AOCI are reclassified to interest income as interest is earned on variable rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following September 30, 2015, we estimate that an additional $11.6 million will be reclassified.

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
For those derivatives that are not centrally cleared, the counterparties are typically financial institutions or customers of the Company. For those that are financial institutions, we manage our credit exposure through the use of a Credit Support Annex (“CSA”) to International Swaps and Derivative Association (“ISDA”) master agreements. Eligible collateral types are documented by the CSA and controlled under the Company’s general credit policies. They are typically monitored on a daily basis. A valuation haircut policy reflects the fact that collateral may fall in value between the date the collateral is called and the date of liquidation or enforcement. In practice, all of the Company’s collateral held as credit risk mitigation under a CSA is cash.
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
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At September 30, 2015, the fair value of our derivative liabilities was $86.4 million, for which we were required to pledge cash collateral of approximately $61.0 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at September 30, 2015, the additional amount of

ZIONS BANCORPORATION AND SUBSIDIARIES

collateral we could be required to pledge is approximately $1.9 million. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at September 30, 2015 and December 31, 2014, and the related gain (loss) of derivative instruments for the three and nine months ended September 30, 2015 and 2014 is summarized as follows:

	September 30, 2015			December 31, 2014
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges:
Interest rate swaps	$1,387,500	$17,367	$—	$275,000	$1,508	$123
Total derivatives designated as hedging instruments	1,387,500	17,367	—	275,000	1,508	123
Derivatives not designated as hedging instruments
Interest rate swaps for customers [2]	3,237,694	66,805	69,991	2,770,052	48,287	50,669
Foreign exchange	340,818	18,947	16,372	443,721	16,625	15,272
Total derivatives not designated as hedging instruments	3,578,512	85,752	86,363	3,213,773	64,912	65,941
Total derivatives	$4,966,012	$103,119	$86,363	$3,488,773	$66,420	$66,064

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$17,343	$2,957			$21,172	$5,191
	17,343	2,957			21,172	5,191
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$431				$1,364
Total derivatives designated as hedging instruments	17,343	2,957		431	21,172	5,191		1,364
Derivatives not designated as hedging instruments
Interest rate swaps for customers [2]			$939				$5,329
Futures contracts			1				2
Foreign exchange			2,506				6,938
Total derivatives not designated as hedging instruments			3,446				12,269
Total derivatives	$17,343	$2,957	$3,446	$431	$21,172	$5,191	$12,269	$1,364

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Asset derivatives
Cash flow hedges [1]:
Interest rate swaps	$(845)	$770			$1,681	$1,698
	(845)	770			1,681	1,698
Liability derivatives
Fair value hedges:
Terminated swaps on long-term debt				$496				$1,822
Total derivatives designated as hedging instruments	(845)	770		496	1,681	1,698		1,822
Derivatives not designated as hedging instruments
Interest rate swaps			$1				$355
Interest rate swaps for customers [2]			1,419				493
Foreign exchange			2,242				5,951
Total return swap			—				(7,894)
Total derivatives not designated as hedging instruments			3,662				(1,095)
Total derivatives	$(845)	$770	$3,662	$496	$1,681	$1,698	$(1,095)	$1,822

Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain.

[2]	Notional amounts include both the customer swaps and the offsetting derivative contracts.

[3]
Amounts for the three and nine months ended September 30, of $3.0 million and $5.2 million in 2015, and $0.8 million and $1.7 million in 2014, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 8.

At September 30, 2015, the fair value of derivative assets was reduced by a net credit valuation adjustment of $3.0 million. The adjustment for derivative liabilities was not significant. At September 30, 2014, these same adjustments were $1.7 million and $0.3 million, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

8.	DEBT AND SHAREHOLDERS’ EQUITY
Long-term debt is summarized as follows:

(In thousands)	September 30, 2015	December 31, 2014

Junior subordinated debentures related to trust preferred securities	$164,950	$168,043
Convertible subordinated notes	70,119	132,838
Subordinated notes	302,102	335,798
Senior notes	406,631	432,385
FHLB advances	—	22,156
Capital lease obligations	950	1,062
Total	$944,752	$1,092,282
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments, including the value of associated hedges.

ZIONS BANCORPORATION AND SUBSIDIARIES

Debt Redemptions and Maturities
During the third quarter of 2015, approximately $109 million carrying value of 6.0% subordinated and convertible subordinated notes matured. During the first half of 2015, we redeemed approximately $27 million of long-term senior notes at their initial call dates, and we redeemed $3.1 million of trust preferred securities and the entire $22 million of FHLB advances; the FHLB redemption resulted in debt extinguishment cost of $2.4 million.

On November 16, 2015, approximately $122 million carrying value at September 30, 2015 of 5.5% subordinated and convertible subordinated notes will mature.

Preferred Stock
On October, 19 2015, we announced the commencement of a $180 million cash tender offer to purchase certain outstanding preferred stock and depositary shares. The tender offer will expire on November 16, 2015.

Basel III Capital Framework
Effective January 1, 2015, we adopted the new Basel III capital framework that was issued by the Federal Reserve for U.S. banking organizations. We adopted the new capital rules on a 2015 phase-in basis and will adopt the fully phased-in requirements effective January 1, 2019. During the first quarter of 2015, we made the “opt-out” election with respect to the regulatory capital treatment of AOCI under the Basel III framework.

Among other things, the new rules revise capital adequacy guidelines and the regulatory framework for prompt corrective action, and they modify specified quantitative measures of our assets, liabilities, and capital. The impact of these new rules will require the Company to maintain capital in excess of current “well-capitalized” regulatory standards.

Accumulated Other Comprehensive Income
Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2015
Balance at December 31, 2014	$(91,921)	$2,226	$(38,346)	$(128,041)
Other comprehensive income before reclassifications, net of tax	15,398	13,035	—	28,433
Amounts reclassified from AOCI, net of tax	85,845	(3,212)	—	82,633
Other comprehensive income	101,243	9,823	—	111,066
Balance at September 30, 2015	$9,322	$12,049	$(38,346)	$(16,975)

Income tax expense included in other comprehensive income	$65,549	$6,311	$—	$71,860

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$(168,805)	$1,556	$(24,852)	$(192,101)
Other comprehensive income before reclassifications, net of tax	100,723	678	—	101,401
Amounts reclassified from AOCI, net of tax	(19,206)	(1,021)	—	(20,227)
Other comprehensive income (loss)	81,517	(343)	—	81,174
Balance at September 30, 2014	$(87,288)	$1,213	$(24,852)	$(110,927)

Income tax expense (benefit) included in other comprehensive income (loss)	$61,714	$(214)	$—	$61,500

ZIONS BANCORPORATION AND SUBSIDIARIES

	Amounts reclassified from AOCI [1]				Statement of income (SI) Balance sheet (BS)
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2015	2014	2015	2014		Affected line item

Net realized gains (losses) on investment securities	$(53)	$(13,901)	$(138,728)	$22,039	SI	Fixed income securities gains (losses), net
Income tax expense (benefit)	(20)	(6,015)	(52,883)	1,981
	(33)	(7,886)	(85,845)	20,058

Net unrealized losses on investment securities	—	—	—	(27)	SI	Net impairment losses on investment securities
Income tax benefit	—	—	—	(10)
	—	—	—	(17)
Accretion of securities with noncredit-related impairment losses not expected to be sold	—	(467)	—	(1,411)	BS	Investment securities, held-to-maturity
Deferred income taxes	—	191	—	576	BS	Other assets
	$(33)	$(8,162)	$(85,845)	$19,206

Net unrealized gains on derivative instruments	$2,957	$770	$5,191	$1,698	SI	Interest and fees on loans
Income tax expense	1,127	307	1,979	677
	$1,830	$463	$3,212	$1,021

[1]	Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

9.	INCOME TAXES
The effective income tax rate of 28.8% for the third quarter of 2015 was lower than the 2014 third quarter rate of 35.6%, primarily due to the recognition of tax credits for certain research and development initiatives and for a project related to alternative energy that was placed in service during the third quarter of 2015. On a year-to-date basis, the 2015 tax rate of 32.0% was lower than the 2014 rate of 36.1% due primarily to the tax credit projects and to an increase in the proportion of nontaxable items relative to pretax income.
Net deferred tax assets were approximately $201 million at September 30, 2015 and $224 million at December 31, 2014. We evaluate deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of September 30, 2015.

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

Third Party Service Providers
We use a third party pricing service to provide pricing for approximately 92% of our AFS Level 2 securities. Fair values for other AFS Level 2 and for Level 3 securities generally use certain inputs corroborated by market data and include standard form discounted cash flow modeling.

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
Money Market Mutual Funds and Other
Money market mutual funds and other securities are measured under Level 1 or Level 2. For Level 1, quoted market prices are used which may include net asset values or their equivalents. Level 2 valuations generally use quoted prices for similar securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

Trading Account
Securities in the trading account are measured under Level 1 using quoted market prices. If not available, quoted prices under Level 2 for similar securities are used.
Bank-Owned Life Insurance
Bank-owned life insurance (“BOLI”) is measured under Level 2 according to cash surrender values (“CSVs”) of the insurance policies that are provided by a third party service. Nearly all policies are general account policies with CSVs based on the Company’s claims on the assets of the insurance companies. The insurance companies’ investments include predominantly fixed income securities consisting of investment-grade corporate bonds and various types of mortgage instruments. Management regularly reviews its BOLI investment performance, including concentrations among insurance providers.
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
Agriculture Loan Servicing
This asset results from our servicing of agriculture loans approved and funded by Federal Agricultural Mortgage Corporation (“FAMC”). We provide this servicing under an agreement with FAMC for loans they own. The asset’s fair value represents our projection of the present value of future cash flows measured under Level 3 using discounted cash flow methodologies.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	September 30, 2015
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$5,741,982	$—	$5,741,982
Municipal securities		213,398		213,398
Other debt securities		22,767		22,767
Money market mutual funds and other	18,509	3,355		21,864
	18,509	5,981,502	—	6,000,011
Trading account		73,521		73,521
Other noninterest-bearing investments:
Bank-owned life insurance		482,199		482,199
Private equity investments			120,195	120,195
Other assets:
Agriculture loan servicing and interest-only strips			13,161	13,161
Deferred compensation plan assets	83,703			83,703
Derivatives:
Interest rate related and other		18,270		18,270
Interest rate swaps for customers		66,805		66,805
Foreign currency exchange contracts	18,947			18,947
	18,947	85,075	—	104,022
	$121,159	$6,622,297	$133,356	$6,876,812
LIABILITIES
Securities sold, not yet purchased	$29,566	$—	$—	$29,566
Other liabilities:
Deferred compensation plan obligations	83,703			83,703
Derivatives:
Interest rate related and other		245		245
Interest rate swaps for customers		69,991		69,991
Foreign currency exchange contracts	16,372			16,372
	16,372	70,236	—	86,608
	$129,641	$70,236	$—	$199,877

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$3,098,208	$—	$3,098,208
Municipal securities		185,093	4,164	189,257
Asset-backed securities:
Trust preferred – banks and insurance		22,701	393,007	415,708
Auction rate			4,761	4,761
Other		666	25	691
Money market mutual funds and other	105,348	30,275		135,623
	105,348	3,336,943	401,957	3,844,248
Trading account		70,601		70,601
Other noninterest-bearing investments:
Bank-owned life insurance		476,290		476,290
Private equity investments			99,865	99,865
Other assets:
Agriculture loan servicing and interest-only strips			12,227	12,227
Deferred compensation plan assets	88,878			88,878
Derivatives:
Interest rate related and other		1,508		1,508
Interest rate swaps for customers		48,287		48,287
Foreign currency exchange contracts	16,625			16,625
	16,625	49,795	—	66,420
	$210,851	$3,933,629	$514,049	$4,658,529
LIABILITIES
Securities sold, not yet purchased	$24,230	$—	$—	$24,230
Other liabilities:
Deferred compensation plan obligations	88,878			88,878
Derivatives:
Interest rate related and other		297		297
Interest rate swaps for customers		50,669		50,669
Foreign currency exchange contracts	15,272			15,272
	15,272	50,966	—	66,238
Other			13	13
	$128,380	$50,966	$13	$179,359

ZIONS BANCORPORATION AND SUBSIDIARIES

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended September 30, 2015
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at June 30, 2015	$—	$—	$—	$110,115	$13,502	$—
Net gains (losses) included in:
Statement of income:
Dividends and other investment income (loss)				(620)
Equity securities gains, net				3,587
Other noninterest loss, net					(375)
Purchases				8,184	234
Sales				(126)
Redemptions and paydowns				(945)	(200)
Balance at September 30, 2015	$—	$—	$—	$120,195	$13,161	$—

	Level 3 Instruments
	Nine Months Ended September 30, 2015
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2014	$4,164	$393,007	$4,761	$97,649	$12,227	$(13)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	3	471
Dividends and other investment loss				(1,179)
Equity securities gains, net				7,554
Fixed income securities losses, net	(344)	(136,691)	(606)
Other noninterest income, net					1,112
Other noninterest expense						13
Other comprehensive income (loss)	687	141,547	(74)
Fair value of HTM securities reclassified as AFS		57,308
Purchases				20,498	615
Sales	(2,651)	(440,055)	(4,081)	(2,634)
Redemptions and paydowns	(1,859)	(15,587)		(1,693)	(793)
Balance at September 30, 2015	$—	$—	$—	$120,195	$13,161	$—

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended September 30, 2014
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT [1]	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at June 30, 2014	$10,038	$685,805	$—	$6,578	$28	$82,256	$11,461	$(132)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	9	480		1
Dividends and other investment income						1,451
Equity securities losses, net						(3,684)
Fixed income securities gains (losses), net	2	(13,956)		37
Other noninterest income							139
Other noninterest expense								65
Other comprehensive income	4	45,521		48
Purchases						4,438	531
Sales		(155,869)		(950)	(1)	(476)
Redemptions and paydowns	(125)	(36,511)				(100)	(213)
Balance at September 30, 2014	$9,928	$525,470	$—	$5,714	$27	$83,885	$11,918	$(67)

	Level 3 Instruments
	Nine Months Ended September 30, 2014
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT [1]	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2013	$10,662	$1,238,820	$22,996	$6,599	$25,800	$82,410	$8,852	$(4,303)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	27	1,833		3
Dividends and other investment income (loss)						(1,296)
Fair value and nonhedge derivative loss								(7,894)
Equity securities gains, net						(3,100)
Fixed income securities gains, net	18	9,009	1,399	37	10,917
Other noninterest income							665
Other noninterest expense								174
Other comprehensive income (loss)	(178)	146,861		25	(15)
Purchases						12,898	2,987
Sales		(702,257)	(24,395)	(950)	(36,670)	(1,315)
Redemptions and paydowns	(601)	(99,603)			(5)	(5,712)	(586)	11,956
Transfers to Level 2		(69,193)
Balance at September 30, 2014	$9,928	$525,470	$—	$5,714	$27	$83,885	$11,918	$(67)

[1]	Real Estate Investment Trust
Except for the transfers included in the previous schedule, no transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three and nine months ended September 30, 2015 and 2014. Transfers are considered to have occurred as of the end of the reporting period.

ZIONS BANCORPORATION AND SUBSIDIARIES

The preceding reconciling amounts using Level 3 inputs include the following realized amounts in the statement of income:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

Dividends and other investment income	$(6)	$—	$(2)	$34
Fixed income securities gains (losses), net	—	(13,917)	(137,641)	21,380
Equity securities losses, net	(10,637)	—	(11,311)	—

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes during the year-to-date period measured on a nonrecurring basis.

(In thousands)	Fair value at September 30, 2015				Fair value at December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$2,974	$2,974	$—	$—	$23,454	$23,454
Impaired loans	—	14,419	—	14,419	—	16,574	—	16,574
Other real estate owned	—	2,221	—	2,221	—	8,034	—	8,034
	$—	$16,640	$2,974	$19,614	$—	$24,608	$23,454	$48,062

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
ASSETS
HTM securities adjusted for OTTI	$—	$—	$—	$(27)
Private equity investments, carried at cost	(625)	(339)	(2,903)	(471)
Impaired loans	(7,666)	(807)	(12,682)	(12,126)
Other real estate owned	(565)	(3,088)	(1,883)	(6,259)
	$(8,856)	$(4,234)	$(17,468)	$(18,883)

During the three and nine months ended September 30, we recognized net gains of $0.8 million and $2.7 million in 2015 and $1.9 million and $4.4 million in 2014 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $13.1 million and $30.7 million during the nine months ended September 30, 2015 and 2014, respectively. Previous to their sale in these periods, we recognized impairment on these properties that was not significant for the three months ended September 30, 2015 and 2014, and was $0.4 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of private equity investments carried at cost were $28.7 million at September 30, 2015 and $39.1 million at December 31, 2014. Amounts of other noninterest-bearing investments carried at cost were $220.2 million at September 30, 2015 and $250.7 million at December 31, 2014, which were comprised of Federal Reserve, Federal Home Loan Bank, and Farmer Mac stock.
Impaired (or nonperforming) loans that are collateral-dependent were measured at fair value based on the fair value of the collateral. OREO was measured initially at fair value based on property appraisals at the time of transfer and subsequently at the lower of cost or fair value.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	September 30, 2015			December 31, 2014
(In thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$544,168	$553,088	3	$647,252	$677,196	3
Loans and leases (including loans held for sale), net of allowance	39,655,805	39,414,672	3	39,591,499	39,426,498	3
Financial liabilities:
Time deposits	2,216,206	2,223,094	2	2,406,924	2,408,550	2
Foreign deposits	441,560	441,548	2	328,391	328,447	2
Long-term debt (less fair value hedges)	944,613	975,642	2	1,090,778	1,159,287	2
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
Loans are measured at fair value according to their status as nonimpaired or impaired. For nonimpaired loans, fair value is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated “life of the loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are derived from the methods used to estimate the ALLL for our loan portfolio and are adjusted quarterly as necessary to reflect the most recent loss experience. Impaired loans are already considered to be held at fair value, except those whose fair value is determined by discounting cash flows, as discussed previously. See Impaired Loans in Note 6 for details on the impairment measurement method for impaired loans. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio.
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

11.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In thousands)	September 30, 2015	December 31, 2014

Net unfunded commitments to extend credit [1]	$16,969,127	$16,658,757
Standby letters of credit:
Financial	701,945	745,895
Performance	204,949	183,482
Commercial letters of credit	77,874	32,144
Total unfunded lending commitments	$17,953,895	$17,620,278

[1]	Net of participations
The Company’s 2014 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At September 30, 2015, the Company had recorded approximately $15.2 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $12.0 million attributable to the RULC and $3.2 million of deferred commitment fees.
At September 30, 2015, the Parent has guaranteed $15 million of debt of affiliated trusts issuing trust preferred securities.
At September 30, 2015, we had unfunded commitments for private equity investments of approximately $48 million. These obligations have no stated maturity. Certain PEIs related to these commitments are prohibited by the Volcker Rule. See related discussions about these investments in Notes 5 and 10.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

As of September 30, 2015, we were subject to the following material litigation and governmental inquiries:

•
a class action case, Reyes v. Zions First National Bank, et. al., which was brought in the United States District Court for the Eastern District of Pennsylvania in early 2010. This case relates to our banking relationships with customers that allegedly engaged in wrongful telemarketing practices. The plaintiff is seeking a trebled monetary award under the federal RICO Act. In the third quarter of 2013, the District Court denied the plaintiff’s motion for class certification in the Reyes case. The plaintiff appealed the District Court decision to the Third Circuit Court of Appeals. In the third quarter of 2015, the Third Circuit vacated the District Court’s decision denying class certification and remanded the matter to the District Court with instructions to reconsider the class certification determination in light of particular standards articulated by the Third Circuit in its opinion. The District Court judge has directed the parties to participate in a settlement conference with a federal magistrate judge in the fourth quarter of 2015.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of September 30, 2015, we estimated the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $50 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which an estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

12.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended September 30,						Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

Service cost	$—	$—	$—	$—	$8	$8	$—	$—	$—	$—	$25	$23
Interest cost	1,755	1,869	101	113	10	12	5,320	5,608	302	340	30	35
Expected return on plan assets	(3,090)	(3,326)					(9,270)	(9,979)
Amortization of prior service cost			—	13	—	—			—	38	—	—
Amortization of net actuarial (gain) loss	1,297	735	31	5	(13)	(18)	4,445	2,206	92	14	(40)	(53)
Net periodic benefit cost (credit)	$(38)	$(722)	$132	$131	$5	$2	$495	$(2,165)	$394	$392	$15	$5
As disclosed in the Company’s 2014 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

13.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As of September 30, 2015, we operate seven community/regional banks in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 99 branches in Utah, 24 branches in Idaho, and one branch in Wyoming. Amegy operates 77 branches in Texas. CB&T operates 94 branches in California. NBAZ operates 66 branches in Arizona. NSB operates 49 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon. Effective April 1, 2015, TCBO was merged into TCBW. Note 1 discusses the approval to merge the Company’s seven subsidiary banks into Zions Bank following the close of business on December 31, 2015. This consolidation will affect the presentation of segment reporting, although certain geographical information will continue.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the three months ended September 30, 2015 and 2014:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

CONDENSED INCOME STATEMENT
Net interest income	$145.9	$146.7	$99.9	$95.8	$95.0	$98.9	$40.4	$40.3	$27.6	$28.4
Provision for loan losses	(5.7)	(27.7)	31.8	(3.5)	1.1	(10.1)	(2.4)	(4.5)	(3.7)	(4.9)
Net interest income after provision for loan losses	151.6	174.4	68.1	99.3	93.9	109.0	42.8	44.8	31.3	33.3
Noninterest income	50.4	44.8	33.4	39.4	18.6	17.5	9.9	9.6	9.4	9.6
Noninterest expense	128.8	123.4	90.2	79.1	70.6	77.1	35.8	33.2	32.3	31.8
Income before income taxes	73.2	95.8	11.3	59.6	41.9	49.4	16.9	21.2	8.4	11.1
Income taxes (benefit)	26.4	35.4	3.5	20.4	16.4	19.1	2.6	7.9	2.8	3.7
Net income (loss)	46.8	60.4	7.8	39.2	25.5	30.3	14.3	13.3	5.6	7.4
Net income (loss) applicable to noncontrolling interests	0.6	—	—	—	—	—	—	—	—	—
Net income (loss) applicable to controlling interest	$46.2	$60.4	$7.8	$39.2	$25.5	$30.3	$14.3	$13.3	$5.6	$7.4

AVERAGE BALANCE SHEET DATA
Total assets	$18,437	$18,083	$13,901	$13,861	$11,846	$11,252	$5,018	$4,710	$4,354	$4,074
Cash and due from banks	241	322	101	172	88	134	43	70	70	94
Money market investments	2,064	3,083	2,230	2,555	1,944	1,577	441	401	961	741
Total securities	3,211	1,814	319	266	538	258	535	380	864	799
Total loans	12,200	12,312	10,078	9,721	8,532	8,520	3,799	3,660	2,321	2,318
Total deposits	15,944	15,827	11,411	11,382	10,181	9,592	4,360	4,081	3,951	3,670
Shareholder’s equity:
Preferred equity	280	280	226	226	162	162	85	85	50	50
Common equity	1,689	1,578	1,967	1,903	1,415	1,386	500	465	326	330
Noncontrolling interests	17	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,986	1,858	2,193	2,129	1,577	1,548	585	550	376	380

	Vectra		TCBW		Other		Consolidated Company
	2015	2014	2015	2014	2015	2014	2015	2014

CONDENSED INCOME STATEMENT
Net interest income	$25.5	$25.4	$7.5	$8.3	$(16.4)	$(27.1)	$425.4	$416.7
Provision for loan losses	(1.6)	(3.2)	(1.2)	(0.7)	—	(0.1)	18.3	(54.7)
Net interest income after provision for loan losses	27.1	28.6	8.7	9.0	(16.4)	(27.0)	407.1	471.4
Noninterest income	5.8	6.0	1.1	1.1	2.2	(12.0)	130.8	116.0
Noninterest expense	24.7	24.2	5.3	5.7	8.4	64.0	396.1	438.5
Income (loss) before income taxes	8.2	10.4	4.5	4.4	(22.6)	(103.0)	141.8	148.9
Income taxes (benefit)	2.7	3.6	1.5	1.5	(15.1)	(38.5)	40.8	53.1
Net income (loss)	5.5	6.8	3.0	2.9	(7.5)	(64.5)	101.0	95.8
Net income (loss) applicable to noncontrolling interests	—	—	—	—	(0.6)	—	—	—
Net income (loss) applicable to controlling interest	$5.5	$6.8	$3.0	$2.9	$(6.9)	$(64.5)	$101.0	$95.8

AVERAGE BALANCE SHEET DATA
Total assets	$3,246	$2,751	$1,058	$977	$546	$420	$58,406	$56,128
Cash and due from banks	26	41	29	34	(14)	(9)	584	858
Money market investments	514	174	227	140	395	(178)	8,776	8,493
Total securities	247	152	86	78	56	300	5,856	4,047
Total loans	2,397	2,319	702	712	(4)	5	40,025	39,567
Total deposits	2,834	2,339	906	827	(668)	(1,427)	48,919	46,291
Shareholder’s equity:
Preferred equity	25	26	3	3	173	172	1,004	1,004
Common equity	324	307	111	107	324	145	6,656	6,221
Noncontrolling interests	—	—	—	—	(17)	—	—	—
Total shareholder’s equity	349	333	114	110	480	317	7,660	7,225

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the nine months ended September 30, 2015 and 2014:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014

CONDENSED INCOME STATEMENT
Net interest income	$431.2	$434.8	$291.6	$285.9	$289.4	$311.8	$119.7	$120.9	$83.9	$84.6
Provision for loan losses	(18.7)	(51.8)	56.9	5.9	(6.5)	(25.1)	1.0	(15.5)	(15.4)	(13.2)
Net interest income after provision for loan losses	449.9	486.6	234.7	280.0	295.9	336.9	118.7	136.4	99.3	97.8
Noninterest income [1]	90.6	139.0	101.2	107.7	56.5	37.1	29.2	26.2	26.8	23.4
Noninterest expense	385.5	366.0	280.9	258.6	224.4	244.8	109.5	109.4	98.0	97.9
Income before income taxes	155.0	259.6	55.0	129.1	128.0	129.2	38.4	53.2	28.1	23.3
Income taxes (benefit)	54.4	95.4	17.2	43.6	50.0	50.2	10.0	19.7	9.4	7.7
Net income (loss)	100.6	164.2	37.8	85.5	78.0	79.0	28.4	33.5	18.7	15.6
Net income (loss) applicable to noncontrolling interests	2.0	—	—	—	—	—	—	—	—	—
Net income (loss) applicable to controlling interest	$98.6	$164.2	$37.8	$85.5	$78.0	$79.0	$28.4	$33.5	$18.7	$15.6

AVERAGE BALANCE SHEET DATA
Total assets	$18,628	$17,983	$13,846	$13,650	$11,578	$11,063	$4,929	$4,673	$4,277	$4,046
Cash and due from banks	263	332	127	235	88	152	45	72	72	88
Money market investments	2,664	3,101	2,086	2,498	1,794	1,321	413	368	861	735
Total securities	2,827	1,720	295	256	434	274	466	372	854	789
Total loans	12,184	12,292	10,170	9,550	8,502	8,571	3,803	3,668	2,354	2,314
Total deposits	16,186	15,709	11,362	11,217	9,917	9,421	4,277	4,016	3,870	3,648
Shareholder’s equity:
Preferred equity	280	280	226	202	162	162	85	101	50	50
Common equity	1,654	1,556	1,953	1,875	1,405	1,368	492	447	330	324
Noncontrolling interests	13	—	—	—	—	—	—	—	—	—
Total shareholder’s equity	1,947	1,836	2,179	2,077	1,567	1,530	577	548	380	374

	Vectra		TCBW		Other		Consolidated Company
	2015	2014	2015	2014	2015	2014	2015	2014

CONDENSED INCOME STATEMENT
Net interest income	$77.6	$76.1	$22.6	$24.0	$(49.6)	$(88.6)	$1,266.4	$1,249.5
Provision for loan losses	1.9	(9.5)	(1.8)	(0.4)	(0.1)	(0.1)	17.3	(109.7)
Net interest income after provision for loan losses	75.7	85.6	24.4	24.4	(49.5)	(88.5)	1,249.1	1,359.2
Noninterest income [1]	15.6	15.7	3.3	1.4	(70.1)	28.7	253.1	379.2
Noninterest expense	73.0	73.2	11.6	17.1	14.8	75.6	1,197.7	1,242.6
Income (loss) before income taxes	18.3	28.1	16.1	8.7	(134.4)	(135.4)	304.5	495.8
Income taxes (benefit)	5.8	9.7	5.5	3.0	(54.8)	(50.1)	97.5	179.2
Net income (loss)	12.5	18.4	10.6	5.7	(79.6)	(85.3)	207.0	316.6
Net income (loss) applicable to noncontrolling interests	—	—	—	—	(2.0)	—	—	—
Net income (loss) applicable to controlling interest	$12.5	$18.4	$10.6	$5.7	$(77.6)	$(85.3)	$207.0	$316.6

AVERAGE BALANCE SHEET DATA
Total assets	$3,154	$2,639	$1,007	$957	$154	$524	$57,573	$55,535
Cash and due from banks	28	45	33	28	(17)	(14)	639	938
Money market investments	459	70	166	122	(39)	(168)	8,404	8,047
Total securities	221	158	82	84	120	409	5,299	4,062
Total loans	2,385	2,305	712	710	1	4	40,111	39,414
Total deposits	2,745	2,231	863	809	(1,039)	(1,205)	48,181	45,846
Shareholder’s equity:
Preferred equity	25	46	3	3	173	160	1,004	1,004
Common equity	320	279	107	105	258	(98)	6,519	5,856
Noncontrolling interests	—	—	—	—	(13)	—	—	—
Total shareholder’s equity	345	325	110	108	418	62	7,523	6,860

[1]	Includes loss on sale of CDOs in the second quarter of 2015 of (in millions) $62.5 (Zions Bank), $0.6 (NSB), $0.6 (Vectra) and $73.1 (Other).

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•
the Company’s ability to successfully execute its business plans, manage its risks, and achieve its objectives, including its restructuring and efficiency initiatives and its tender offer for certain of its preferred stock;

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

•
changes in financial and commodity market prices and conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including without limitation reduced rates of business formation and growth, commercial and residential real estate development and real estate prices, and energy-related commodity prices, including the actual amount and duration of declines in the price of oil and gas;

•	changes in markets for debt, equity, and securities, including availability, market liquidity levels, and pricing;

•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;

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

•
the impact of the Dodd-Frank Act and Basel III, and rules and regulations thereunder, on our required regulatory capital and liquidity levels, governmental assessments on us (including, but not limited to, the Federal Reserve reviews of our annual capital plan), the scope of business activities in which we may engage, the manner in which we engage in such activities, the fees we may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;

•	continuing consolidation in the financial services industry;

•	new legal claims against the Company, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;

•	success in gaining regulatory approvals, when required;

ZIONS BANCORPORATION AND SUBSIDIARIES

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	inflation and deflation;

•	technological changes and the Company’s implementation of new technologies;

•	the Company’s ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Company’s operations or business;

•	the Company’s ability to comply with applicable laws and regulations;

•	changes in accounting policies or procedures as may be required by the FASB or regulatory agencies; and

•	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.
Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	EVE	Economic Value of Equity at Risk
AFS	Available-for-Sale	FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
ALCO	Asset/Liability Committee	FASB	Financial Accounting Standards Board
ALLL	Allowance for Loan and Lease Losses	FDIC	Federal Deposit Insurance Corporation
Amegy	Amegy Corporation	FHLB	Federal Home Loan Bank
AOCI	Accumulated Other Comprehensive Income	FHLMC	Federal Home Loan Mortgage Corporation, or “Freddie Mac”
ASC	Accounting Standards Codification	FNMA	Federal National Mortgage Association, or “Fannie Mae”
ASU	Accounting Standards Update	FRB	Federal Reserve Board
ATM	Automated Teller Machine	GAAP	Generally Accepted Accounting Principles
BOLI	Bank-Owned Life Insurance	GNMA	Government National Mortgage Association, or “Ginnie Mae”
bps	basis points	HECL	Home Equity Credit Line
CB&T	California Bank & Trust	HQLA	High Quality Liquid Assets
CCAC	Corporate Credit Administration Committee	HTM	Held-to-Maturity
CCAR	Comprehensive Capital Analysis and Review	IFRS	International Financial Reporting Standards
CDO	Collateralized Debt Obligation	ISDA	International Swap and Derivative Association
CET1	Common Equity Tier 1 (Basel III)	LCR	Liquidity Coverage Ratio
CFPB	Consumer Financial Protection Bureau	LGD	Loss Given Default
CLTV	Combined Loan-to-Value Ratio	LIBOR	London Interbank Offered Rate
COSO	Committee of Sponsoring Organizations of the Treadway Commission	LIHTC	Low-Income Housing Tax Credit
CRE	Commercial Real Estate	MD&A	Management’s Discussion and Analysis
CSA	Credit Support Annex	NAV	Net Asset Value
CSV	Cash Surrender Value	NBAZ	National Bank of Arizona
DBRS	Dominion Bond Rating Service	NSFR	Net Stable Funding Ratio
DFAST	Dodd-Frank Act Stress Test	NSB	Nevada State Bank
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	NYMEX	New York Mercantile Exchange
DTA	Deferred Tax Asset	OCC	Office of the Comptroller of the Currency
EITF	Emerging Issues Task Force	OCI	Other Comprehensive Income
ERM	Enterprise Risk Management	OREO	Other Real Estate Owned
ERMC	Enterprise Risk Management Committee	OTC	Over-the-Counter

ZIONS BANCORPORATION AND SUBSIDIARIES

OTTI	Other-Than-Temporary Impairment	SVC	Securitization Valuation Committee
Parent	Zions Bancorporation	T1C	Tier 1 Common (Basel I)
PCI	Purchase Credit-Impaired	TCBO	The Commerce Bank of Oregon
PD	Probability of Default	TCBW	The Commerce Bank of Washington
PEIs	Private Equity Investments	TDR	Troubled Debt Restructuring
REIT	Real Estate Investment Trust	Vectra	Vectra Bank Colorado
ROC	Risk Oversight Committee	VIE	Variable Interest Entity
RULC	Reserve for Unfunded Lending Commitments	VR	Volcker Rule
SBA	Small Business Administration	Zions Bank	Zions First National Bank
SBIC	Small Business Investment Company	ZMFU	Zions Municipal Funding
SEC	Securities and Exchange Commission	ZMSC	Zions Management Services Company
SNC	Shared National Credit

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2014 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Executive Summary
Net earnings applicable to common shareholders for the third quarter of 2015 were $84.2 million, or $0.41 per diluted common share, compared to a net loss applicable to common shareholders of $(1.1) million, or $(0.01) per diluted common share, for the second quarter of 2015 and net income of $79.1 million, or $0.40 per diluted common share for the third quarter of 2014. The Company’s second quarter results included a $137 million loss, or $0.42 per diluted share, from the sale of remaining collateralized debt obligation (“CDO”) securities. Excluding this loss, net earnings applicable to common shareholders was $83.4 million, or $0.41 per diluted common share, for the second quarter of 2015.
Highlights from the third quarter include:

•
Total noninterest expense was $396 million during the third quarter and $1,198 million year-to-date, compared to $404 million and $802 million last quarter, and $439 million and $1,243 million during the third quarter of 2014. As previously committed, the Company is on track to achieve 50% of its gross $120 million expense reduction by the end of 2015 and to hold adjusted noninterest expense below $1.6 billion in 2015.

•
The efficiency ratio improved to 69.5% during the third quarter, compared to 71.4% during the second quarter, and 73.0% for the third quarter of 2014, reflecting progress towards the Company’s commitment to have this ratio be at or less than 70% for the second half of 2015.

•
The credit quality of the Company’s overall loan portfolio remained strong, with moderate deterioration in energy loans as explained subsequently. When compared to the prior quarter’s level, classified loans increased 2%, nonperforming assets declined 4%, and net charge-offs excluding energy loans were stable. Compared to the same prior year period, classified loans and nonperforming assets each increased 11%.

•
Energy loan net charge-offs were $17 million during the third quarter; there were no energy loan net charge-offs during the second quarter. The Company increased the allowance for credit losses (“ACL”) on its energy portfolio in part due to the decline in energy prices during the third quarter. This contributed to an increased provision for loan losses of $18.3 million during the third quarter, compared to $0.6 million during the second quarter. The overall performance of the energy loan portfolio has been substantially consistent with the Company’s initial communications in late 2014, which concluded that some deterioration was expected from

ZIONS BANCORPORATION AND SUBSIDIARIES

declining energy prices; however, we expect disciplined underwriting and strong reserves will keep the impact relatively modest to net charge-offs and overall profitability.

•
Net interest income increased slightly from the prior quarter while the net interest margin declined to 3.11% from 3.18%, primarily driven by an increased concentration of cash and securities and a decline in the yield of the loan portfolio attributable primarily to the waning benefit from loans purchased from the Federal Deposit Insurance Corporation (“FDIC”) in 2009. Net interest income increased in the third quarter by $8.6 million, or 2%, compared to the same prior year period primarily as a result of the extinguishment of certain long-term debt.

•
Loans held for investment increased $89 million during the third quarter. Excluding the effect of attrition in energy-related loans and the National Real Estate portfolio, loans increased $285 million during the third quarter, compared to a $259 million increase during the second quarter calculated on the same basis. Loans held for investment increased $374 million during the third quarter compared to the same prior year period primarily from increased construction and land development and commercial and industrial loans.

Efficiency Initiatives
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
We have received approvals from the OCC and the FDIC and expect to complete the mergers following the close of business on December 31, 2015. We will continue to emphasize our locally-oriented leadership structure and the power of our strong local brands in each market we serve. The consolidation of our bank charters will facilitate a simpler and more responsive operating environment and the realization of efficiencies more quickly and in greater measure than is possible under the status quo.
These changes are designed to improve the customer experience (e.g., faster turnaround times), simplify the corporate structure and how we do business, and drive substantial positive operating leverage. The increase in operating leverage is expected to come through increased revenue from growth in loans, deployment of cash to mortgage-backed securities, increased use of interest rate swaps, and improvement in core fee income.
Once implemented, these changes should ultimately produce better revenue and expense trajectories. The following are the targeted financial performance outcomes of these organizational changes, and associated operational and technological initiatives with some brief comments regarding current performance against these measures:

•
Achieve an efficiency ratio in the low 60s by fiscal year 2017, driven by expense and revenue initiatives detailed below; the announced target assumes a slight increase in interest rates. We also have intermediate goals of an efficiency ratio less than or equal to 70% in the second half of 2015 and less than or equal to 66% in 2016. The efficiency ratio improved to 69.5% during the third quarter, compared to 71.4% during the second quarter. See “GAAP to Non-GAAP Reconciliations” on page 90 for more information regarding the calculation of the efficiency ratio.

•
Increase returns on tangible common equity over the long term to double digit levels. For the third quarter, the tangible return on average tangible common equity was 6.05%, compared to 0.03% for the second quarter (decreased due to the loss from sales of CDO securities), and 6.19% for the third quarter of 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

•
Maintain noninterest expense below $1.6 billion in 2015 and 2016, and increasing somewhat in 2017; this target excludes those same expense items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 90 for more information regarding the calculation of the efficiency ratio). We are encouraged with the achievement of noninterest expenses at or below the $400 million level for the third quarter. We are working to realize the remainder of the gross cost savings for 2015 and to keep noninterest expense below $1.6 billion in 2016 as well.

•
Achieve gross pretax cost savings of $120 million annually from operational expense initiatives by fiscal year 2017, which include overhauling technology, consolidating legal charters, and improving operating efficiency across the Company. We are on track to achieve half of the targeted cost reductions by year-end.

Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities; net interest income is the largest portion of our revenue. For the third quarter of 2015, taxable-equivalent net interest income was $429.8 million, compared to $428.0 million for the second quarter of 2015, and $420.9 million for the third quarter of 2014.

Net interest margin in 2015 vs. 2014
The net interest margin was 3.11% and 3.20% for the third quarter of 2015 and 2014, respectively, and 3.18% for the second quarter of 2015. The decreased net interest margin for the third quarter of 2015, compared to the same prior year period, resulted primarily from lower yields on loans held for investment and an increased concentration of available-for-sale (“AFS”) securities.

Even though our average loan portfolio was $458 million higher during the third quarter of 2015, compared to the third quarter of 2014, the average interest rate earned on those assets was 4.18%, which is 15 bps lower than the comparable prior year period. This decline in interest income was primarily caused by reduced interest income on loans purchased from the FDIC in 2009, as those acquired portfolios were successfully managed down, and new loans being originated at lower yields than those that are prepaying and maturing.

The average balance of AFS securities for the third quarter of 2015 increased by $1.9 billion, or 55.3%, while the average yield was 25 bps lower compared to the same prior year period. The decline in the average yield and the changes in the average balance are a result of changes in the composition of the AFS portfolio and the yields of the securities sold and purchased. Beginning in the second half of 2014, to improve the yield of the securities portfolio while maintaining holdings of high quality liquid assets (“HQLA”) securities, we started purchasing U.S. agency pass-through securities. These increases were partially offset by CDO sales and paydowns.

Average noninterest-bearing demand deposits provided us with low cost funding and comprised 44.1% of average total deposits for the third quarter of 2015, compared to 43.1% for third quarter of 2014. Average interest-bearing deposits increased by 3.8% in the third quarter of 2015, compared to the same prior year period, while the average rate paid declined by 1 bp to 18 bps.

The average balance of long-term debt was $844 million lower for the third quarter of 2015 compared to the same prior year period. The reduced balance was a result of tender offers, early calls, and maturities, including $835 million during the third quarter of 2014. The average interest rate paid on long-term debt for the third quarter of 2015 increased by 43 bps compared to the same prior year period. This is due to the remaining average balance of long-term debt being at a higher interest rate than the debt that was redeemed during the past year. Some of the higher cost long-term debt matured in the latter part of the third quarter and more will mature in the fourth quarter. On September 15, 2015, approximately $109 million carrying value of 6.0% subordinated and convertible subordinated notes matured. The total effective cost of this debt was approximately 17% during 2015; the higher effective cost was due to the amortization of debt discount. On November 16, 2015, approximately $124 million par amount of similar 5.5% notes that currently have an effective cost of approximately 14% will mature. We continue

ZIONS BANCORPORATION AND SUBSIDIARIES

to look for opportunities to manage down the cost of funds. Refer to the “Liquidity Risk Management” section beginning on page 84 for more information.

During the third quarter of 2015, most of our cash in excess of that needed to fund other interest-earning assets was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments were 16.0% of total interest-earning assets, compared to 16.3% in the same prior year period.

See “Interest Rate and Market Risk Management” on page 80 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.

The spread on average interest-bearing funds was 2.91% and 2.92% for the third quarters of 2015 and 2014, respectively. The rate on interest-earning assets in the third quarter of 2015 of 3.34% was 19 bps lower than that in the same prior year period, and the cost on interest-bearing liabilities declined by 18 bps during the same comparable periods.

We expect the mix of interest-earning assets to continue to change over the next several quarters due to slight-to-moderate loan growth in the commercial and industrial portfolios, accompanied by somewhat less growth in commercial real estate loans. In addition, as discussed below, we are incrementally investing in short-to-medium duration U.S. agency pass-through securities that qualify as HQLA; over time we expect these investments to reduce the proportion of earning assets in money market investments, and increase the proportion of AFS securities. Average yields on the loan portfolio may continue to experience modest downward pressure due to competitive pricing, lower benchmark indices (such as LIBOR), and growth in lower-yielding residential mortgages; however, we expect this pressure to be somewhat less compared to the prior two years. We believe that some of the downward pressure on the net interest margin will be mitigated by lower interest expense on reduced levels of long-term debt due to maturities that occurred late in the third quarter of 2015 and will occur in the fourth quarter. We also believe we can offset some of the pressure on the net interest margin through loan growth, purchases of AFS securities, and employment of interest rate swaps designated as cash flow hedges.

We expect to remain “asset-sensitive” (which refers to net interest income increasing as a result of a rising interest rate environment) with regard to interest rate risk. In response to new liquidity and liquidity stress-testing regulations, which elevate, relative to historic levels, the proportion of HQLA we will be required to hold, we decided in the second half of 2014 to begin deploying cash into short-to-medium duration U.S. agency pass-through securities. In the third quarter of 2015, we purchased HQLA securities of $1.6 billion at amortized cost, increasing HQLA securities by $1.4 billion after paydowns and payoffs during the quarter, and we are continuing these purchases. Over time these purchases are expected to somewhat reduce our asset sensitivity compared to previous periods. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, a substantial portion of our deposit balances are particularly reliant on assumptions for which there is little historical experience due to the prolonged period of very low interest rates. Further detail on interest rate risk is discussed in “Interest Rate Risk” on page 80.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(In thousands)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$8,775,823	$6,018	0.27%	$8,492,772	$5,483	0.26%
Securities:
Held-to-maturity	553,615	7,075	5.07%	612,244	7,912	5.13%
Available-for-sale	5,254,986	24,502	1.85%	3,383,618	17,937	2.10%
Trading account	47,235	445	3.74%	50,970	403	3.14%
Total securities	5,855,836	32,022	2.17%	4,046,832	26,252	2.57%
Loans held for sale	131,113	1,222	3.70%	124,347	1,179	3.76%
Loans and leases [2]
Commercial	21,289,641	222,478	4.15%	21,125,766	232,290	4.36%
Commercial real estate	10,170,539	114,695	4.47%	10,378,969	117,290	4.48%
Consumer	8,565,075	84,200	3.90%	8,062,690	81,813	4.03%
Total loans and leases	40,025,255	421,373	4.18%	39,567,425	431,393	4.33%
Total interest-earning assets	54,788,027	460,635	3.34%	52,231,376	464,307	3.53%
Cash and due from banks	583,936			858,179
Allowance for loan losses	(602,677)			(674,590)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	19,726			29,535
Other assets	2,602,639			2,669,260
Total assets	$58,405,780			$56,127,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$24,676,897	9,895	0.16%	$23,637,158	9,404	0.16%
Time	2,242,064	2,445	0.43%	2,466,552	2,809	0.45%
Foreign	441,670	202	0.18%	254,549	100	0.16%
Total interest-bearing deposits	27,360,631	12,542	0.18%	26,358,259	12,313	0.19%
Borrowed funds:
Federal funds and other short-term borrowings	211,322	76	0.14%	176,383	52	0.12%
Long-term debt	1,033,818	18,235	7.00%	1,878,247	31,092	6.57%
Total borrowed funds	1,245,140	18,311	5.83%	2,054,630	31,144	6.01%
Total interest-bearing liabilities	28,605,771	30,853	0.43%	28,412,889	43,457	0.61%
Noninterest-bearing deposits	21,558,557			19,933,228
Other liabilities	581,880			556,416
Total liabilities	50,746,208			48,902,533
Shareholders’ equity:
Preferred equity	1,004,059			1,004,012
Common equity	6,655,513			6,221,344
Total shareholders’ equity	7,659,572			7,225,356
Total liabilities and shareholders’ equity	$58,405,780			$56,127,889
Spread on average interest-bearing funds			2.91%			2.92%
Taxable-equivalent net interest income and net yield on interest-earning assets		$429,782	3.11%		$420,850	3.20%

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(In thousands)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$8,404,053	$17,021	0.27%	$8,046,760	$15,501	0.26%
Securities:
Held-to-maturity	589,673	22,431	5.09%	600,127	24,143	5.38%
Available-for-sale	4,644,554	67,981	1.96%	3,403,117	56,913	2.24%
Trading account	64,534	1,653	3.42%	58,786	1,451	3.30%
Total securities	5,298,761	92,065	2.32%	4,062,030	82,507	2.72%
Loans held for sale	117,351	3,138	3.58%	131,575	3,600	3.66%
Loans and leases [2]
Commercial	21,463,558	672,468	4.19%	21,062,688	691,357	4.39%
Commercial real estate	10,115,149	337,980	4.47%	10,417,054	367,710	4.72%
Consumer	8,532,595	250,191	3.92%	7,933,810	242,150	4.08%
Total loans and leases	40,111,302	1,260,639	4.20%	39,413,552	1,301,217	4.41%
Total interest-earning assets	53,931,467	1,372,863	3.40%	51,653,917	1,402,825	3.63%
Cash and due from banks	639,049			937,858
Allowance for loan losses	(611,062)			(717,999)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	22,055			32,260
Other assets	2,577,128			2,614,959
Total assets	$57,572,766			$55,535,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$24,470,254	29,083	0.16%	$23,344,375	27,325	0.16%
Time	2,304,572	7,447	0.43%	2,511,098	8,810	0.47%
Foreign	373,390	437	0.16%	749,413	1,053	0.19%
Total interest-bearing deposits	27,148,216	36,967	0.18%	26,604,886	37,188	0.19%
Borrowed funds:
Federal funds and other short-term borrowings	215,088	228	0.14%	228,546	182	0.11%
Long-term debt	1,068,891	56,290	7.04%	2,050,189	104,098	6.79%
Total borrowed funds	1,283,979	56,518	5.89%	2,278,735	104,280	6.12%
Total interest-bearing liabilities	28,432,195	93,485	0.44%	28,883,621	141,468	0.65%
Noninterest-bearing deposits	21,033,053			19,240,639
Other liabilities	584,672			550,780
Total liabilities	50,049,920			48,675,040
Shareholders’ equity:
Preferred equity	1,004,035			1,003,990
Common equity	6,518,811			5,856,094
Total shareholders’ equity	7,522,846			6,860,084
Total liabilities and shareholders’ equity	$57,572,766			$55,535,124
Spread on average interest-bearing funds			2.96%			2.98%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,279,378	3.17%		$1,261,357	3.26%

[1]	Taxable-equivalent rates used where applicable.

[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

Provisions for Credit Losses
The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based on the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments (“RULC”) at an adequate level based on the inherent risks associated with such commitments. In determining adequate levels of the

ZIONS BANCORPORATION AND SUBSIDIARIES

allowance and reserve, we perform periodic evaluations of our various loan portfolios, the levels of actual charge-offs, credit trends, and external factors. See Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 69 for more information on how we determine the appropriate level for the allowance for loan and lease losses (“ALLL”) and the RULC.

During the past few years, we have experienced a significant improvement in credit quality metrics; however, recently we have experienced deterioration in various credit quality metrics primarily associated with energy-related loans at Amegy Bank. Overall credit quality metrics for the third quarter of 2015 compared to the same prior year period deteriorated moderately. Gross loan and lease charge-offs increased to $42 million in the third quarter of 2015, compared to $26 million in the same prior year period. Additionally, we had gross recoveries of $11 million in the third quarter of 2015, compared to $16 million in the same prior year period.

Nonperforming assets increased to $372 million at September 30, 2015 from $326 million at December 31, 2014. The ratio of nonperforming assets to loans and leases and other real estate owned (“OREO”) increased to 0.92% at September 30, 2015 from 0.81% at December 31, 2014. Classified loans increased to $1.3 billion at September 30, 2015 from $1.1 billion at December 31, 2014. Approximately 84% of classified loans at September 30, 2015 were current as to principal and interest payments, compared to 83% at December 31, 2014. Classified loans are loans with well-defined credit weaknesses that are risk graded Substandard or Doubtful.

The allowance for loan losses decreased by approximately $8.2 million since December 31, 2014, due to improvements in credit quality metrics outside of the energy portfolio, which outweighed deterioration within the energy portfolio. This resulted in a provision of $18.3 million in the third quarter of 2015, compared to a provision of $(54.6) million in the third quarter of 2014. The negative provision in the third quarter of 2014 was due to the continued improvement in portfolio-specific credit quality metrics and sustained improvement in broader economic and credit quality indicators up to that point. During the third quarter of 2015, the provision increased by $17.7 million compared to the second quarter of 2015 due to an increase in charge-offs, particularly in the energy portfolio. We continue to exercise caution with regard to the appropriate level of the allowance for loan losses, given the state of the economy and the sensitivity of the energy loan portfolio to oil and gas prices. Refer to the “Energy-Related Exposure” section on page 70 for more information.

During the third quarter of 2015, we recorded a $1.4 million provision for unfunded lending commitments compared to $(16.1) million in the third quarter of 2014. The provision recognized in the third quarter of 2015 is primarily due to the proportionally large amount of unfunded commitments in the energy portfolio compared to the rest of the portfolio. The negative provision in the third quarter of 2014 was primarily due to significant improvement in portfolio-specific credit quality metrics, sustained improvement in broader economic and credit quality indicators, and changes in the portfolio mix. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, funding, and changes in credit quality.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For the third quarter of 2015, noninterest income was $130.8 million, compared to $116.1 million for the same prior year period. The $14.7 million increase was primarily attributable to $13.9 million of fixed income securities losses during the third quarter of 2014 related to the sales of certain CDO securities. The following are the other major components of noninterest income line items impacting the third quarter change.

Equity securities gains increased by $3.2 million in the third quarter of 2015 compared to the same prior year period. The equity securities gains were primarily due to unrealized gains on the Company’s Small Business Investment Company (“SBIC”) investments.

ZIONS BANCORPORATION AND SUBSIDIARIES

Dividends and other investment income declined by $2.9 million in the third quarter of 2015 compared to the same prior year period. The decline was primarily a result of lower income from the Company’s private equity investments (“PEIs”). As part of the Company’s initiative to consolidate its charters into a single charter, the Company expects to only have shares in the Federal Home Loan Bank (“FHLB”) in Des Moines, and the Company’s subsidiary banks are expected to redeem their shares in the other respective FHLBs, most likely in the second quarter of 2016. As a result of this consolidation, the amount of FHLB dividends received is expected to be reduced in 2016. For the first nine months of 2015, we received approximately $6.0 million of FHLB dividend income. Additionally, Congress is considering reducing the dividends that certain banks receive from shares held in the Federal Reserve Board (“FRB”). For the first nine months of 2015, we received approximately $5.5 million of FRB dividend income.

For the first nine months of 2015, noninterest income decreased by $126.2 million, compared to the first nine months of 2014. The decrease was primarily a result of a one-time loss related to the sale of CDO securities, resulting in a decline of $160.8 million in fixed securities gains compared to the first nine months of 2014. These losses were partially offset by an increase in other service charges, commissions and fees, fair value and nonhedge derivative income, and equity securities gains. All significant components impacting the first nine months of the year not explained above are as follows.

Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees, increased by $8.2 million in the first nine months of 2015, compared to the same prior year period. The increase was primarily due to increased interchange and merchant fees from commercial credit cards and from interest rate swap management fees.

Fair value and nonhedge derivative income represents the fair value gains and losses from nonhedge credit derivatives as well as the fees on a total return swap. Fair value and nonhedge derivative income improved by $9.6 million to a loss of $(0.8) million for the first nine months of 2015 from a loss of $(10.4) million for the first nine months of 2014. The improvement was primarily due to fees paid on the total return swap in 2014; the total return swap was terminated in the second quarter of 2014 and, therefore, there were no fees on the swap in 2015.

Noninterest Expense
Noninterest expense decreased by $42.4 million, or 9.7%, to $396.1 million in the third quarter of 2015, compared to the same prior year period. The decline in noninterest expense was primarily caused by a decline in debt extinguishment cost and other noninterest expense. The decline was partially offset by an increase in the provision for unfunded lending commitments. The following are major components of noninterest expense line items impacting the third quarter change.

We did not have any debt extinguishment cost in the third quarter of 2015 compared to $44.4 million in the third quarter of 2014 when the Company redeemed approximately $500 million par amount of senior notes through tender offers.

Other noninterest expense for the third quarter of 2015 was $56.3 million, compared to $66.7 million for the same prior year period. The decrease is primarily due to decreased write-downs of the FDIC indemnification asset. The balance of FDIC-supported/PCI loans has declined significantly since the third quarter of 2014, primarily due to paydowns and payoffs. Additionally the decrease was due to a decline in travel expenses as we continue to focus on cost savings across the Company.

For the first nine months of 2015, noninterest expense decreased by $44.9 million, compared to the first nine months of 2014. The decrease was primarily related to a decrease of $42.0 million debt extinguishment cost and $38.2 million in other noninterest expense for the first nine months of 2015, compared to the first nine months of 2014. The decrease in noninterest expense for the first nine months of 2015, compared to the first nine months of

ZIONS BANCORPORATION AND SUBSIDIARIES

2014, was partially offset by a $19.0 million increase in salaries and employee benefits. Most of the increase in salaries and employee benefits can be attributed to higher base salaries even though the number of full-time equivalent employees declined by 276 in the third quarter of 2015, compared to the third quarter of 2014. Our overall headcount was 10,219 full-time equivalent employees as of September 30, 2015, compared to 10,495 at September 30, 2014. Staff reductions, primarily at several subsidiary banks, were partially offset by increased headcount in specific areas, including our major systems projects, compliance, and build-out of enterprise risk management and stress-testing functions. As discussed previously, efforts are underway to streamline some of these functions across the Company.

The FDIC has proposed a change in deposit insurance assessments that implements a Dodd-Frank Act provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the FDIC insurance fund to 1.35% of insured deposits by the end of 2018, after it reaches a 1.15% reserve ratio. If the rule is finalized, it may go into effect in the first or second quarter of 2016.

We plan to hold noninterest expense to below $1.6 billion, adjusted for certain expense items, in 2015 and 2016, with a slight increase in 2017. The expense items that we exclude from the targeted noninterest expense of $1.6 billion are the same as those excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 90 for more information regarding the calculation of the efficiency ratio).

Income Taxes
Income tax expense for the third quarter of 2015 was $40.8 million, compared to $53.1 million for the same period in 2014. The effective income tax rates for these periods were 28.8% and 35.6%, respectively. The 2015 tax rate was lower primarily due to the recognition of tax credits for certain research and development initiatives and for a project related to alternative energy that was placed in service during the third quarter of 2015. The year-to-date tax rates for 2015 and 2014 were 32.0% and 36.1%, respectively. The 2015 tax rate was lower due to the recognition of tax credits and to an increase in the proportion of nontaxable items relative to pretax income, as well as the 2014 accrual of $2.3 million of interest expense reflected in tax expense.

We had a net deferred tax asset (“DTA”) balance of $201 million at September 30, 2015, compared to $224 million at December 31, 2014. The decrease resulted primarily from items related to loan charge-offs in excess of loan loss provisions, earning differences from equity investments, the payout of accrued compensation, and the realization of losses related to the sale of CDO securities in 2015. The decrease in the DTA was partially offset by decreases in deferred tax liabilities related to premises and equipment and the deferred gain on the Company’s 2009 debt exchange.

Preferred Dividends
On October 19, 2015, we announced the commencement of a $180 million cash tender offer to purchase certain outstanding preferred stock and depositary shares. The ultimate amount purchased will be determined by the success of the tender offer, which will expire on November 16, 2015. Depending upon the total amount and mix of series of preferred stock purchased from this offer, preferred stock dividends during 2016 may be reduced by approximately $10 million.

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

The schedule referred to in our discussion of net interest income includes the average balances of our interest earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, such as money market investments or securities, while maintaining adequate levels of highly liquid assets. The current period of slow economic growth accompanied by the moderate loan demand experienced in recent quarters has made it difficult to achieve these goals. In 2014, we began to incrementally deploy some of our excess cash into short-to-medium duration pass-through U.S. agency securities that qualify as HQLA under new Liquidity Coverage Ratio (“LCR”) and liquidity stress-testing regulations. As a result of this, in the third quarter of 2015, we purchased HQLA securities of $1.6 billion at amortized cost, increasing HQLA securities by $1.4 billion after paydowns and payoffs during the quarter, and we are continuing these purchases.

Average interest-earning assets were $53.9 billion for the first nine months of 2015, compared to $51.7 billion for the first nine months of 2014. Average interest-earning assets as a percentage of total average assets for the first nine months of 2015 were 93.7%, compared to 93.0% in the corresponding prior year period.

Average loans were $40.1 billion and $39.4 billion for the first nine months of 2015 and 2014, respectively. Average loans as a percentage of total average assets for the first nine months of 2015 were 69.7%, compared to 71.0% in the corresponding prior year period.

Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, increased by 4.4% to $8.4 billion for the first nine months of 2015, compared to $8.0 billion for the first nine months of 2014. Average securities increased by 30.4% for the first nine months of 2015, compared to the first nine months of 2014. Average total deposits increased by 5.1% resulting from an increase in noninterest-bearing deposits and savings and money market deposits.

Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenues for the Company. Refer to the “Liquidity Risk Management” section on page 84 for additional information on management of liquidity and funding and compliance with Basel III and LCR requirements. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 10 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	September 30, 2015				December 31, 2014
(In millions)	Par value	Amortized cost	Carrying value	Estimated fair value	Par value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$545	$544	$544	$553	$608	$608	$608	$620
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	—	—	89	79	39	57
	545	544	544	553	697	687	647	677
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,103	1,103	1,110	1,110	606	607	601	601
Agency guaranteed mortgage-backed securities	2,695	2,806	2,813	2,813	899	935	945	945
Small Business Administration loan-backed securities	1,636	1,816	1,819	1,819	1,400	1,544	1,552	1,552
Municipal securities	208	213	213	213	187	189	189	189
Other debt securities	26	25	23	23	—	—	—	—
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	—	—	659	538	415	415
Other	—	—	—	—	7	6	6	6
	5,668	5,963	5,978	5,978	3,758	3,819	3,708	3,708
Money market mutual funds and other	22	22	22	22	137	137	136	136
	5,690	5,985	6,000	6,000	3,895	3,956	3,844	3,844
Total	$6,235	$6,529	$6,544	$6,553	$4,592	$4,643	$4,491	$4,521

The amortized cost of investment securities at September 30, 2015 increased by 40.6% from the balances at December 31, 2014, primarily due to purchases of agency guaranteed mortgage-backed securities. There were additional increases in agency securities and Small Business Administration (“SBA”) loan-backed securities. These increases were partially offset by the sale of the remaining CDO portfolio during the second quarter of 2015.
The investment securities portfolio includes $294 million of net premium almost exclusively from SBA loan-backed securities and agency guaranteed mortgage-backed securities. Recent purchases of these securities have occurred at a premium to the respective par amount. The amortization of these premiums each quarter is dependent upon borrower prepayment behavior. Premium amortization for the third quarter of 2015 was approximately $14 million, compared to approximately $10 million in the second quarter of 2015, and is included in portfolio yields. The increased premium amortization is due to both an increased amount of agency guaranteed mortgage-backed securities and SBA loan-backed securities and changes in prepayment rates of the underlying loans.
During the first quarter of 2015, we reclassified all of the remaining held-to-maturity (“HTM”) CDO securities, or approximately $79 million at amortized cost, to AFS securities. See Note 5 of the Notes to Consolidated Financial Statements for further discussion regarding this reclassification.
As of September 30, 2015, under the GAAP fair value accounting hierarchy, 0.3% of the $6.0 billion fair value of the AFS securities portfolio was valued at Level 1, 99.7% was valued at Level 2, and there were no Level 3 AFS securities as a result of the sale of the remaining CDO securities. At December 31, 2014, 2.7% of the $3.8 billion fair value of AFS securities portfolio was valued at Level 1, 86.8% was valued at Level 2, and 10.5% was valued at Level 3. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

ZIONS BANCORPORATION AND SUBSIDIARIES

Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.
The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	September 30, 2015	December 31, 2014

Loans and leases	$600	$521
Held-to-maturity – municipal securities	544	608
Available-for-sale – municipal securities	213	189
Available-for-sale – auction rate securities	—	5
Trading account – municipal securities	58	53
Unfunded lending commitments	83	58
Total direct exposure to municipalities	$1,498	$1,434

At September 30, 2015, $1.0 million of loans to one municipality were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 86% of the outstanding credits were originated by CB&T, Zions Bank, Vectra, and NBAZ. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

All municipal securities are reviewed quarterly for OTTI; see Note 5 of the Notes to Consolidated Financial Statements for more information. HTM securities consist of unrated bonds issued by small local government entities. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties. As of September 30, 2015, the AFS municipal securities were issued by issuers with investment-grade ratings from one or more major credit rating agencies.

Foreign Exposure and Operations
We have de minimis credit exposure to foreign sovereign risks and we do not believe our total foreign credit exposure is material. We also do not have significant foreign exposure to derivative counterparties. Foreign loans to non-sovereign entities consist primarily of commercial and industrial loans and totaled $183 million at September 30, 2015 and $144 million at December 31, 2014.
Our foreign operations are comprised of Amegy Bank operating a branch in Grand Cayman, Grand Cayman Islands, B.W.I. Amegy Bank’s foreign branch only accepts deposits from qualified domestic customers. While deposits in this branch are not subject to FRB reserve requirements, there are no federal or state income tax benefits to the Company as a result of these operations. Foreign deposits were $442 million at September 30, 2015 and $328 million at December 31, 2014.
Loan Portfolio
For the first nine months of 2015 and 2014, average loans accounted for 69.7% and 71.0%, respectively, of total average assets. As presented in the following schedule, commercial and industrial loans were the largest category and constituted 32.5% of our loan portfolio at September 30, 2015.

ZIONS BANCORPORATION AND SUBSIDIARIES

LOAN PORTFOLIO

	September 30, 2015		December 31, 2014
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,035	32.5%	$13,163	32.9%
Leasing	427	1.1	409	1.0
Owner occupied	7,141	17.8	7,351	18.3
Municipal	600	1.5	521	1.3
Total commercial	21,203	52.9	21,444	53.5
Commercial real estate:
Construction and land development	2,214	5.5	1,986	5.0
Term	8,089	20.2	8,127	20.3
Total commercial real estate	10,303	25.7	10,113	25.3
Consumer:
Home equity credit line	2,347	5.8	2,321	5.8
1-4 family residential	5,269	13.1	5,201	13.0
Construction and other consumer real estate	370	0.9	371	0.9
Bankcard and other revolving plans	428	1.1	401	1.0
Other	193	0.5	213	0.5
Total consumer	8,607	21.4	8,507	21.2
Total net loans	$40,113	100.0%	$40,064	100.0%
Net loans and leases remained relatively constant at $40.1 billion at September 30, 2015 compared to December 31, 2014.
Most of the loan portfolio growth during the first nine months of 2015 occurred in municipal, commercial construction and land development, and 1-4 family residential loans. The impact of these increases was partially offset by decreases in commercial and industrial, commercial owner occupied, and commercial real estate term loans. The loan portfolio increased primarily at CB&T, NBAZ, and Vectra, while balances declined at Amegy Bank and NSB.
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
Since 2009, CB&T and NSB have had loss sharing agreements with the FDIC that provided indemnification for credit losses of acquired loans and foreclosed assets up to specified thresholds. The last of the agreements for commercial loans, which comprised the major portion of the acquired portfolio, expired as of September 30, 2014. The agreements for 1-4 family residential loans will expire in 2019. In previous periods, the FDIC-supported loan balances were presented separately in schedules within MD&A and in other disclosures, and included purchase credit-impaired (“PCI”) loans, as discussed in Note 6 of the Notes to Consolidated Financial Statements. Due to declining balances, for all periods presented herein, the FDIC-supported/PCI loans have been reclassified to their respective loan segments and classes.
Other Noninterest-Bearing Investments
As part of the Company’s initiative to consolidate its charters into a single charter, the Company will have shares in a single FHLB (Des Moines) and the Company’s subsidiary banks are expected to redeem their shares of the other

ZIONS BANCORPORATION AND SUBSIDIARIES

respective FHLBs, most likely in the second quarter of 2016. Our investment balance in Federal Reserve stock is expected to remain relatively stable. The following schedule sets forth the Company’s other noninterest-bearing investments.
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	September 30, 2015	December 31, 2014

Bank-owned life insurance	$482	$476
Federal Home Loan Bank stock	68	104
Federal Reserve stock	123	121
Farmer Mac stock	29	26
SBIC investments	112	86
Non-SBIC investment funds	28	44
Others	9	9
	$851	$866
Premises and Equipment
Premises and equipment increased $44 million, or 5.3%, during the first nine months of 2015 primarily due to capitalized costs associated with the development of a new corporate facility for Amegy Bank in Texas, and additionally from the capitalization of eligible costs related to the development of new lending, deposit and reporting systems.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first nine months of 2015 increased by 5.1%, compared to the first nine months of 2014, with average interest-bearing deposits increasing by 2.0% and average noninterest-bearing deposits increasing by 9.3%. The increase in noninterest-bearing deposits was largely driven by increased deposits from business customers. The average interest rate paid for interest-bearing deposits was 1 bp lower during the third quarter of 2015, compared to the third quarter of 2014.
Deposits at September 30, 2015, excluding time deposits $100,000 and over and brokered deposits, increased by 2.6%, or $1.2 billion, from December 31, 2014. The increase was mainly due to an increase in noninterest-bearing demand deposits, interest-bearing domestic savings and money market, and a slight increase in foreign deposits, offset by a decrease in time deposits under $100,000.
Demand and savings and money market deposits were 94.6% and 94.3% of total deposits at September 30, 2015 and December 31, 2014, respectively.
During the first nine months of 2015, and throughout 2014, we maintained a low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At September 30, 2015 and December 31, 2014, total deposits included $118 million and $108 million, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 84 for additional information on funding and borrowed funds.

RISK ELEMENTS
Since risk is inherent in substantially all of the Company’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. The Board of Directors has appointed a Risk Oversight Committee (“ROC”) that consists of appointed Board members who oversee the Company’s risk management processes. The ROC meets on a regular basis to monitor and review Enterprise Risk Management (“ERM”) activities. As required by its charter, the ROC performs oversight for various ERM activities and approves ERM policies and activities as detailed in the ROC charter.

ZIONS BANCORPORATION AND SUBSIDIARIES

Management applies various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity, and operational risks. These risks are overseen by the various management committees of which the Enterprise Risk Management Committee (“ERMC”) is the focal point for the monitoring and review of enterprise risk.

Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from the Company’s lending activities, as well as from off-balance sheet credit instruments.

The Board of Directors, through the ROC, is responsible for approving the overall policies relating to the management of the credit risk of the Company. In addition, the ROC oversees and monitors adherence to key policies and the credit risk appetite which is defined in the Risk Appetite Framework. Additionally, the Board has established the Corporate Credit Administration Committee (“CCAC”), consisting of members of management, to which it has delegated the responsibility for managing credit risk for the company.

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

Our credit risk management strategy includes diversification of our loan portfolio. We attempt to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. Generally, our loan portfolio is well diversified; however, due to the nature of our geographical footprint, there are certain significant concentrations primarily in commercial real estate (“CRE”) and energy-related lending. We have adopted and adhere to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged lending, municipal lending, and energy-related lending. All of these limits are continually monitored and revised as necessary. The recent growth in construction and land development loan commitments is within the established concentration limits. Our business activity is primarily with customers located within the geographical footprint of our subsidiary banks.

The credit quality of our loan portfolio remained generally strong during the first nine months of 2015, although we have recently experienced deterioration in various credit quality metrics primarily associated with energy-related loans at Amegy Bank. Nonperforming assets as a percentage of loans and leases and OREO increased slightly to 0.92% at September 30, 2015, compared to 0.81% at December 31, 2014. Gross charge-offs for the third quarter of 2015 increased to $42.4 million from $35.5 million in the fourth quarter of 2014. Net charge-offs increased to $31.2 million from $17.2 million for the same periods, primarily due to deterioration in energy-related loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, FDIC, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of September 30, 2015, the guaranteed portion of these loans was approximately $421 million. Most of these loans were guaranteed by the SBA.

The following schedule presents the composition of government agency guaranteed loans.

GOVERNMENT GUARANTEES

(Amounts in millions)	September 30, 2015	Percent guaranteed	December 31, 2014	Percent guaranteed

Commercial	$520	76%	$539	76%
Commercial real estate	18	77	19	77
Consumer	15	88	17	86
Total loans	$553	76%	$575	76%

Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	September 30, 2015		December 31, 2014
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,387	11.3%	$2,418	11.4%
Manufacturing	2,344	11.0	2,305	10.7
Mining, quarrying and oil and gas extraction [1]	1,965	9.3	2,277	10.6
Retail trade	1,942	9.2	1,924	9.0
Wholesale trade	1,647	7.8	1,638	7.6
Healthcare and social assistance	1,315	6.2	1,347	6.3
Finance and insurance	1,287	6.1	1,168	5.5
Transportation and warehousing	1,170	5.5	1,294	6.0
Construction	1,060	5.0	1,027	4.8
Accommodation and food services	946	4.4	911	4.2
Professional, scientific and technical services	876	4.1	884	4.1
Other [2]	4,265	20.1	4,251	19.8
Total	$21,204	100.0%	$21,444	100.0%

[1]	Certain energy-related market segments (e.g. energy services) are also represented in other industry groups within this schedule.

[2]	No other industry group exceeds 4%.

Energy-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction; manufacturing; and transportation and warehousing, contain certain loans we categorize as energy-related. At September 30, 2015, we had approximately $5.4 billion of total energy-related credit exposure and $2.8 billion of primarily oil and gas energy-related loan balances.

ZIONS BANCORPORATION AND SUBSIDIARIES

The distribution of energy-related loans by customer market segment is shown in the following schedule:
ENERGY-RELATED EXPOSURE 1

		% of total oil and gas- related		% of total oil and gas- related		% of total oil and gas- related
(Amounts in millions)	September 30, 2015		June 30, 2015		March 31, 2015
Loans and leases
Oil and gas-related:
Upstream – exploration and production	$924	33%	$954	33%	$1,078	34%
Midstream – marketing and transportation	626	22	589	20	654	21
Downstream – refining	124	5	131	5	140	4
Other non-services	55	2	75	3	57	2
Oilfield services	825	29	879	30	959	30
Energy service manufacturing	251	9	255	9	269	9
Total oil and gas-related	2,805	100%	2,883	100%	3,157	100%
Alternative energy	214		222		232
Total loans and leases	3,019		3,105		3,389
Unfunded lending commitments	2,364		2,403		2,451
Total credit exposure	$5,383		$5,508		$5,840

Private equity investments	$17		$18		$20

Credit quality measures of oil and gas
Classified loan ratio	15.7%	11.3%	9.3%
Nonperforming loan ratio	3.0%	2.3%	2.1%
Net charge-off ratio, annualized	2.4%	—%	0.3%

[1]
Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as energy-related, including a particular segment of energy-related activity, e.g., upstream or downstream.

During the third quarter of 2015, our overall balance of oil and gas-related loans decreased 2.7% to $2.8 billion, compared to a decrease of 8.7% during the second quarter of 2015. In the third quarter of 2015, exploration and production loan balances decreased 3.1%, compared to a decrease of 11.6% in the second quarter of 2015. Energy service loan balances declined 5.1% in the third quarter of 2015, compared to a decrease of 7.6% in the second quarter of 2015. Unfunded energy-related lending commitments declined by $39 million, or 1.6%, during the third quarter of 2015, compared to a decline of $48 million, or 2.0%, during the second quarter of 2015. The decline in oil and gas-related credit exposure during the third quarter was consistent with expectations, and further attrition over the next several quarters is likely.
Our assessment of credit quality of the energy loan portfolio was consistent with the second quarter of 2015. At September 30, 2015, approximately $84.5 million, or 3.0%, of the energy-related loan balances were nonaccruing; an increase from June 30, 2015, when $66.4 million, or 2.3%, were nonaccruing. Approximately 45% of energy-related nonaccruing loans were current as to principal and interest payments at September 30, 2015, down from approximately 87% at June 30, 2015.
Classified energy-related credits increased to $441.4 million at September 30, 2015, from $324.8 million at June 30, 2015. Energy loan net charge-offs were $16.9 million in the third quarter of 2015, compared to none in the second quarter. Generally consistent with expectations, the majority of loan downgrades in the third quarter reflected deterioration in the financial condition of oilfield services companies and, to a lesser degree, a small number of downgrades in the upstream portfolio. Further downgrades are likely; however, the Company currently believes it has established an appropriate reserve for the portfolio. The pattern of a significant increase in graded or classified energy loans as well as the increase in nonaccrual energy loans is generally consistent with prior cycles.
Our historical energy lending performance has been strong despite significant volatility in both oil and natural gas prices. Losses following the 2008-2009 period of oil and gas price declines and volatility were modest. Energy-

ZIONS BANCORPORATION AND SUBSIDIARIES

related classified loans increased significantly during this last economic downturn, nonperforming loans increased much more modestly, and annual losses were relatively minor (approximately 1% in the peak year of 2010). Our cumulative energy-related net charge-offs over the last five years have been lower than the cumulative net loss rate of general commercial and industrial lending during that same period.
Upstream
Upstream exploration and production loans comprised approximately 33% of the energy-related exposure at both September 30 and June 30, 2015. Many upstream borrowers have relatively balanced production between oil and gas.
We use disciplined underwriting practices to mitigate the risk associated with upstream lending activities. Upstream loans are made to reserve-based borrowers where approximately 90% of those loans are collateralized by the value of the borrower’s oil and gas reserves. Our oil and gas price deck, the pricing applied to a borrower’s reserves for underwriting purposes, has generally been below the NYMEX strip, i.e., the average of the daily settlement prices of the next 12 months’ futures contracts. Through the use of independent and third party engineers and conservative underwriting, we apply multiple discounts. These discounts often range from 10-40% of the value of the collateral in determining the borrowing base (commitment), and help protect credit quality against significant commodity price declines. Further, reserve-based commitments are subject to a borrowing base redetermination based on then-current energy prices, typically every six months. Generally, we have, at our option, the right to conduct additional redeterminations during the year. Borrowing bases for clients are usually set at 60-70% of available collateral after an adjustment for the discounts described above.
Upstream borrowers generally do not draw the maximum available funding on their lines, which provides the borrower additional liquidity and flexibility. The line utilization rate for upstream borrowers was approximately 61% at both September 30 and June 30, 2015. This unused commitment gives us the ability in some cases to reduce the borrowing base commitment through the redetermination process without creating a borrowing base deficiency (where outstanding debt exceeds the new borrowing base). Nevertheless, our loan agreements generally require the borrowers to maintain a certain amount of equity. Therefore, if the loan to collateral value exceeds an acceptable limit, we work with the borrowers to reinstate an acceptable collateral-value threshold.
An additional metric we consider in our underwriting is a borrower’s oil and gas price hedging practices. A considerable portion of our reserve-based borrowers are hedged. Of the upstream borrower’s risk-based estimated oil production projected in 2015, approximately 55% is hedged based on weighted average commitments and the latest data provided by the borrowers.
Midstream
Midstream marketing and transportation loans comprised approximately 22% of our energy-related exposure as of September 30, 2015, compared to 20% as of June 30, 2015. Loans in this segment are made to companies that gather, transport, treat and blend oil and natural gas, or that provide services to similar companies. The assets owned by these borrowers, which make this activity possible, are field-level gathering systems (small diameter pipe), pipelines (medium/large diameter pipe), tanks, trucks, rail cars, various water-based vessels, and natural gas treatment plants. Our midstream loans are secured by these assets, unless the borrower is rated investment-grade. A significant portion of our midstream borrowers’ revenues are derived from fee-based contracts, giving them limited exposure to commodity price risk. Since lower oil and gas prices slow the drilling and development of new oil and natural gas, but do not normally result in significant numbers of producing wells being shut in, volumes of oil and gas flowing through midstream systems usually remain relatively stable throughout oil and natural gas price cycles. During the 2008-2009 period of oil and gas price volatility, classified loans in the midstream segment peaked at a lower level than the upstream and energy services segments.
Energy Services
Energy service loans, which include oilfield services and energy service manufacturing comprised approximately 38% of our energy-related exposure as of September 30, 2015, compared to 39% as of June 30, 2015. Energy service loans include borrowers that have a concentration of revenues in the energy industry. However, many of

ZIONS BANCORPORATION AND SUBSIDIARIES

these borrowers provide a broad range of products and services to the energy industry and are not subject to the same volatility as new drilling activities. Many of these borrowers are diversified geographically and service both oil and gas-related drilling and production.
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
Risk Management of the Energy-Related Portfolio
We apply concentration limits and disciplined underwriting to the entire energy-related portfolio to limit our risk exposure. Concentration limits on energy-related lending, coupled with adherence to our underwriting standards, served to constrain loan growth during the past several quarters. As an indicator of the diversity in the size of our energy-related portfolio’s size, the average amount of our commitments is approximately $7 million, with approximately 64% of the commitments less than $30 million. The portfolio contains only senior loans – no junior or second lien positions; additionally, we cautiously approach making first-lien loans to borrowers that employ excessive leverage through the use of junior lien loans or unsecured layers of debt. Approximately 90% of the total energy-related portfolio is secured by reserves, equipment, real estate, and other collateral, or a combination of collateral types. Lending arrangements not secured are generally to investment-grade borrowers.
We participate as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which generally consist of larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is approximately 80% of the upstream portfolio, 79% of the midstream portfolio, and 51% of the energy services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, we provide ancillary banking services to these borrowers, further evidencing this direct relationship.
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
We expect some further downgrades in the energy portfolio as we begin to see third and fourth quarter results from the oilfield services companies, although we currently believe we have appropriately reserved for these downgrades. The deterioration of energy credits is transpiring consistently with our outlook and expectations from the fourth quarter of 2014; although, future energy price volatility may result in further credit deterioration. When establishing the level of the ACL, we consider multiple factors, including reduced drilling activity and additional capital raises. Since September 30, 2014, when energy prices began to decline significantly, Amegy Bank has increased its ACL by $68 million. During the third quarter of 2015, we increased the ACL on the energy portfolio in part due to the decline in energy prices during the third quarter. This contributed to an increased provision for loan losses during the third quarter.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.

COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	9/30/2015	$1,101	$2,776	$361	$548	$1,335	$1,137	$253	$578	$8,089	78.5%
% of loan type		13.6%	34.3%	4.5%	6.8%	16.5%	14.1%	3.1%	7.1%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2015	0.4%	0.1%	0.5%	0.3%	0.2%	—%	0.2%	0.4%	0.2%
	12/31/2014	—%	0.1%	—%	0.4%	—%	0.6%	0.3%	0.2%	0.2%
≥ 90 days	9/30/2015	—%	0.5%	2.1%	0.1%	0.1%	0.3%	0.9%	1.0%	0.4%
	12/31/2014	0.1%	0.6%	—%	0.6%	0.1%	0.3%	0.3%	1.0%	0.4%
Accruing loans past due 90 days or more	9/30/2015	$—	$13	$—	$1	$—	$3	$2	$2	$21
	12/31/2014	—	12	—	3	—	3	1	1	20
Nonaccrual loans	9/30/2015	$5	$5	$8	$2	$5	$5	$—	$9	$39
	12/31/2014	2	8	1	1	2	1	—	10	25
Residential construction and land development
Balance outstanding	9/30/2015	$60	$353	$72	$6	$256	$66	$13	$8	$834	8.1%
% of loan type		7.2%	42.3%	8.6%	0.7%	30.7%	7.9%	1.6%	1.0%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2015	1.7%	0.5%	0.7%	—%	1.8%	—%	—%	—%	1.0%
	12/31/2014	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	9/30/2015	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2014	—%	—%	—%	—%	2.6%	—%	—%	—%	0.8%
Accruing loans past due 90 days or more	9/30/2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2014	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2014	—	—	—	—	7	—	—	—	7
Commercial construction and land development
Balance outstanding	9/30/2015	$88	$221	$125	$62	$492	$304	$23	$65	$1,380	13.4%
% of loan type		6.4%	16.0%	9.1%	4.5%	35.7%	22.0%	1.6%	4.7%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2015	0.1%	0.5%	—%	1.2%	0.3%	0.3%	—%	—%	0.3%
	12/31/2014	—%	0.5%	0.1%	—%	0.2%	0.1%	—%	—%	0.2%
≥ 90 days	9/30/2015	—%	1.0%	—%	—%	0.7%	—%	—%	—%	0.4%
	12/31/2014	—%	0.9%	—%	—%	0.9%	—%	—%	—%	0.5%
Accruing loans past due 90 days or more	9/30/2015	$—	$2	$—	$—	$—	$—	$—	$—	$2
	12/31/2014	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2015	$—	$—	$—	$1	$4	$10	$—	$—	$15
	12/31/2014	—	2	—	—	4	11	—	—	17
Total construction and land development	9/30/2015	$148	$574	$197	$68	$748	$370	$36	$73	$2,214
Total commercial real estate	9/30/2015	$1,249	$3,350	$558	$616	$2,083	$1,507	$289	$651	$10,303	100.0%

[1]	No other geography exceeds $79 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 22% of the CRE term loans consist of mini-perm loans as of September 30, 2015. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 78% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.

Approximately $184 million, or 13%, of the commercial construction and land development portfolio at September 30, 2015 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements (required equity infusions upon a decline in value of the collateral) are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.

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

We are engaged in home equity credit line (“HECL”) lending. At September 30, 2015, our HECL portfolio totaled $2.3 billion. Approximately $1.2 billion of the portfolio is secured by first deeds of trust, while the remaining $1.1 billion is secured by junior liens.

As of September 30, 2015, loans representing approximately 2% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination,

ZIONS BANCORPORATION AND SUBSIDIARIES

underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.

Approximately 95% of our HECL portfolio is still in the draw period, and approximately 32% is scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. For the first nine months of 2015 and 2014, the annualized credit losses for the HECL portfolio were -3 bps and 6 bps, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.

Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and OREO increased slightly to 0.92% at September 30, 2015, compared to 0.81% at December 31, 2014.

Total nonaccrual loans at September 30, 2015 increased by $52.6 million from December 31, 2014. The increase is primarily due to increases in energy-related loans at Amegy Bank, the vast majority of which are current with payments, while other commercial and industrial loans, and commercial real estate term loans also experienced modest increases. Aside from Amegy Bank, the largest total increases in nonaccrual loans occurred at Zions Bank, NBAZ and Vectra.

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

The following schedule sets forth our nonperforming assets:

NONPERFORMING ASSETS

(Amounts in millions)	September 30, 2015	December 31, 2014

Nonaccrual loans [1]	$359	$307
Other real estate owned	13	19
Total nonperforming assets	$372	$326

Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.92%	0.81%
Accruing loans past due 90 days or more	$35	$29
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.09%	0.07%
Nonaccrual loans and accruing loans past due 90 days or more	$394	$336
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	0.98%	0.84%
Accruing loans past due 30-89 days	$118	$86
Nonaccrual loans current as to principal and interest payments	53.9%	50.4%
1 Includes loans held for sale.

ZIONS BANCORPORATION AND SUBSIDIARIES

Restructured Loans
TDRs are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs declined 17% during the first nine months of 2015, mainly due to payments and payoffs. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.

For certain TDRs, we split the loan into two new notes – an “A” note and a “B” note. The A note is structured to comply with our current lending standards at current market rates, and is tailored to suit the customer’s ability to make timely principal and interest payments. The B note includes the granting of the concession to the borrower and varies by situation. We may defer principal and interest payments on the B note until the A note has been paid in full. At the time of restructuring, the A note is identified and classified as a TDR. The B note is charged off, but the obligation is not forgiven to the borrower, and any payments collected on the B note are accounted for as recoveries. The outstanding carrying value of loans restructured using the A/B note strategy was approximately $79 million at September 30, 2015 and $112 million at December 31, 2014.

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

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	September 30, 2015	December 31, 2014
(In millions)

Restructured loans – accruing	$178	$245
Restructured loans – nonaccruing	108	98
Total	$286	$343

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

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014

Balance at beginning of period	$298	$423	$343	$481
New identified TDRs and principal increases	31	17	83	71
Payments and payoffs	(27)	(53)	(115)	(125)
Charge-offs	(6)	(2)	(11)	(4)
No longer reported as TDRs	(10)	(7)	(12)	(32)
Sales and other	—	(3)	(2)	(16)
Balance at end of period	$286	$375	$286	$375

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

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:

SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2014	Nine Months Ended September 30, 2014

Loans and leases outstanding (net of unearned income)	$40,113	$40,064	$39,740
Average loans and leases outstanding (net of unearned income)	$40,111	$39,523	$39,414
Allowance for loan losses:
Balance at beginning of period	$605	$746	$746
Provision charged (credited) to earnings	17	(98)	(110)
Adjustment for FDIC-supported/PCI loans	—	(1)	(1)
Charge-offs:
Commercial	(77)	(77)	(46)
Commercial real estate	(6)	(15)	(14)
Consumer	(10)	(14)	(10)
Total	(93)	(106)	(70)
Recoveries:
Commercial	39	41	28
Commercial real estate	21	12	9
Consumer	8	11	8
Total	68	64	45
Net loan and lease charge-offs	(25)	(42)	(25)
Balance at end of period	$597	$605	$610

Ratio of annualized net charge-offs to average loans and leases	0.08%	0.11%	0.08%
Ratio of allowance for loan losses to net loans and leases, at period end	1.49%	1.51%	1.53%
Ratio of allowance for loan losses to nonperforming loans, at period end	166.01%	197.18%	198.64%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	151.33%	180.03%	180.56%

The total ALLL decreased slightly during the first nine months of 2015 by $8.2 million. We increased the ALLL on our energy portfolio in part due to the decline in energy prices during the third quarter. This increase was partially offset by a reduction in the ALLL elsewhere, which was due to favorable changes in credit quality outside of the energy industry.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At September 30, 2015, the reserve remained stable compared to December 31, 2014, and increased by $2.0 million from September 30, 2014.
See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.

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

Due to the low level of rates and the natural lower bound of zero for market indices, there is limited sensitivity to falling rates at the current time, and we have tended to operate near interest rate risk “triggers” and appetites to be appropriately positioned in light of prevailing market conditions in order to maximize shareholder value. However, if interest rates remain at their current historically low levels, given our asset sensitivity, we would expect the net interest margin to be under continuing modest pressure assuming a balance sheet that is static in size. In order to mitigate this pressure and to increase holdings in HQLA securities, in 2014, we began deploying cash into short-to-medium duration agency pass-through securities. In the third quarter of 2015, we purchased HQLA securities of $1.6 billion at amortized cost, increasing HQLA securities by $1.4 billion after paydowns and payoffs during the quarter, and we are continuing these purchases. Additionally, we have increased the use of interest rate swaps designated as cash flow hedges to synthetically convert floating-rate assets to fixed-rate. Over time these actions are expected to somewhat reduce our asset sensitivity compared to previous periods, while improving current earnings.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the formal EVE limits adopted by the Company. Exceptions to the EVE limits are subject to notification and approval by the ROC. In the normal course of business, the Company evaluated its limits and made changes to reflect its current balance sheet management objectives. These changes are reflected in the following schedule.

ECONOMIC VALUE OF EQUITY DECLINE LIMITS

Parallel change in interest rates	Trigger decline in EVE	Risk capacity decline in EVE

+/- 200 bps	8%	10%
+/- 400 bps	21%	25%

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule:

	September 30, 2015
	Fast		Slow
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	2.0%	1.3%	2.5%	2.0%
Money market	1.5%	1.2%	1.9%	1.6%
Savings and interest on checking	2.7%	1.9%	3.2%	2.6%

As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.

INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	September 30, 2015
	Parallel shift in rates (in basis points)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(2.9)%	—%	6.8%	12.3%	16.5%
Slow	(3.1)%	—%	9.6%	18.7%	27.2%

[1]	Assumes rates cannot go below zero in the negative rate shift.

For comparative purposes, we applied the new model to the December 31, 2014 balances; these results are presented in the following schedule.

	December 31, 2014
	Parallel shift in rates (in basis points)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(2.6)%	—%	7.8%	14.1%	18.7%
Slow	(3.0)%	—%	10.7%	20.7%	29.6%

[1]	Assumes rates cannot go below zero in the negative rate shift.

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

CHANGES IN ECONOMIC VALUE OF EQUITY

	September 30, 2015
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	2.7%	—%	1.3%	0.7%	(1.4)%
Slow	1.6%	—%	4.4%	7.3%	8.8%

ZIONS BANCORPORATION AND SUBSIDIARIES

For comparative purposes, we applied the new model to the December 31, 2014 balances; these results are presented in the following schedule.

	December 31, 2014
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	(0.8)%	—%	2.4%	3.1%	2.2%
Slow	(2.4)%	—%	5.1%	9.0%	11.4%

Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.

At September 30, 2015, we had a relatively small amount, $74 million, of trading assets and $30 million of securities sold, not yet purchased, compared with $71 million and $24 million, at December 31, 2014.

We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the third quarter of 2015, the after-tax change in AOCI attributable to AFS and HTM securities was an increase of $11 million compared to a $26 million increase in the same prior year period.

Market Risk – Equity Investments
Through our equity investment activities, we own equity securities that are publicly traded. In addition, we own equity securities in companies and governmental entities, e.g., Federal Reserve Bank and FHLBs, that are not publicly traded. The accounting for equity investments may use the cost, fair value, equity, or full consolidation methods of accounting, depending on our ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below our investment costs, we are exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored and evaluated by the Company’s Equity Investment Committee consisting of members of management.
We hold investments in pre-public companies through various predominantly SBIC venture capital funds. Our equity exposure to these investments was approximately $112 million at September 30, 2015 and $86 million at December 31, 2014.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $25 million at September 30, 2015 and $38 million at December 31, 2014.
These PEIs are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act, as published in December 2013 and amended in January 2014, prohibits banks and bank holding companies from holding PEIs beyond July 21, 2016, as currently extended, except for SBIC funds. The FRB has announced its intention to act in 2015 to grant an additional one-year extension to July 21, 2017. As of September 30, 2015, such prohibited PEIs amounted to $24 million, with an additional $8 million of unfunded commitments (see Notes 5 and 11 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements.
Our earnings from these investments, and the potential volatility of these earnings, are expected to decline over the next several years and will ultimately cease.

ZIONS BANCORPORATION AND SUBSIDIARIES

Liquidity Risk Management
Liquidity risk is the possibility that our cash flows may not be adequate to fund our ongoing operations and meet our commitments in a timely and cost-effective manner. Since liquidity risk is closely linked to both credit risk and market risk, many of the previously discussed risk control mechanisms also apply to the monitoring and management of liquidity risk. We manage our liquidity to provide adequate funds to meet our anticipated financial and contractual obligations, including withdrawals by depositors, debt and capital service requirements, and lease obligations, as well as to fund customers’ needs for credit. The management of liquidity and funding is performed centrally for the Parent and jointly by the Parent and bank management for its subsidiary banks.

Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries decreased to $8.3 billion at September 30, 2015 from $9.7 billion at June 30, 2015, and $9.2 billion at December 31, 2014. The $0.9 billion decrease during the first nine months of 2015 resulted primarily from (1) an increase in investment securities, (2) repayment of long-term debt, (3) net loan originations and (4) dividends on common and preferred stock. These decreases were partially offset by an increase in deposits and net cash provided by operating activities.

During the first nine months of 2015, our AFS investment securities increased by $2.2 billion. This increase was primarily due to an increase in the purchases of short-to-medium duration agency guaranteed mortgage-backed securities, partially offset by the sale of the remaining portfolio of CDOs. We have been adding to our investment portfolio during the past several quarters as a result of the need for a permanent HQLA position in light of the new LCR rules and more broadly, to manage balance sheet liquidity more effectively. We expect to continue to deploy cash and short-term investments into HQLA in the next several quarters.

During the first nine months of 2015, we made cash payments totaling $164 million for our long-term debt which matured or were redeemed and did not incur any new long-term debt during the same time period. See Note 8 for additional detail about debt redemptions and maturities during the first nine months of 2015.
Liquidity Regulation
In September 2014, U.S. banking regulators issued a final rule that implements a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under this rule, we are subject to a modified LCR standard, which requires a financial institution to hold an adequate amount of unencumbered HQLA that can be converted into cash easily and immediately in private markets to meet our liquidity needs for a short-term liquidity stress scenario. This rule becomes applicable to us on January 1, 2016. We have calculated that if the rule were applicable to us now, we would be in compliance with the requirement to maintain a modified LCR of at least 100%.

We are required to and are conducting monthly liquidity stress tests as of January 2015. These tests incorporate scenarios designed by us subject to review by the FRB.

The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (“NSFR”), which requires a financial institution to maintain a stable funding profile in relation to the characteristics of its on- and off-balance sheet activities. On October 31, 2014, the Basel Committee on Banking Supervision issued its final standards for this ratio, entitled Basel III: The Net Stable Funding Ratio. Based on this Basel III publication, we believe we would meet the minimum NSFR if such requirement were currently effective. However, the FRB has not yet proposed regulations to implement these Basel Committee standards. We continue to monitor these developments.

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
Cash, interest-bearing deposits held as investments, and security resell agreements at the Parent were $1.1 billion at both September 30, 2015 and June 30, 2015, compared to $1.0 billion at December 31, 2014. This $0.1 billion increase resulted primarily from (1) dividends received from subsidiary banks on common and preferred stock, (2) an increase in security resell agreements, and (3) a decrease in investment securities. These increases were partially offset by debt and interest payments as well as dividends on our common and preferred stock.

At September 30, 2015, the Parent’s long-term debt maturities during the remainder of 2015 consist of $122 million carrying value of subordinated/convertible subordinated notes due on November 16, 2015. The Parent’s long-term debt maturities during 2016 consist of $89 million senior notes due on June 20, 2016.

See “Capital Management” for discussion regarding the tender offer of $180 million for certain of the Company’s preferred stock.

During the first nine months of 2015, the Parent received dividends on common stock and return of common equity totaling $125 million and dividends on preferred stock totaling $31 million from its subsidiary banks. During the first nine months of 2014, the Parent received $145 million from its subsidiaries for dividends on common stock and return of common equity and $36 million from dividends on preferred stock. The dividends that our subsidiary banks can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During the first nine months of 2015, all of our subsidiary banks recorded a profit. We expect that this profitability will be sustained, thus permitting continued payments of dividends by the subsidiaries to the Parent. As discussed in Note 1 of the Notes to Consolidated Financial Statements, we have announced certain efficiency and restructuring initiatives that included, among other things, the mergers of our seven subsidiary banks into Zions Bank, whose name will be changed to ZB, N.A. The Company has received approvals from the OCC and the FDIC and expects to complete the mergers following the close of business on December 31, 2015. After completion of these mergers, the single charter bank dividend capacity to the Parent may change.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during the first nine months of 2015, except Moody’s upgraded the Company’s subordinated debt to Ba1 from Ba2 and revised its outlook to positive from stable. Standard & Poor’s, Fitch, Dominion Bond Rating Service, and Kroll all rate the Company’s senior debt at an investment-grade level, while Moody’s rates the Company’s senior debt as Ba1 (one notch below investment-grade). In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment-grade.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the Parent’s balance sheets as of September 30, 2015, December 31, 2014, and September 30, 2014.
PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
ASSETS
Cash and due from banks	$2,132	$2,023	$2,008
Interest-bearing deposits	478,136	1,007,916	872,543
Security resell agreements	650,000	—	—
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value of $0, $34,691 and $36,277)	—	17,292	17,307
Available-for-sale, at fair value	45,889	130,964	208,009
Other noninterest-bearing investments	27,512	29,091	29,164
Investments in subsidiaries:
Commercial banks and bank holding company	7,194,426	6,995,000	6,964,420
Other operating companies	27,800	22,948	23,885
Nonoperating – ZMFU II, Inc. [1]	44,948	44,792	44,808
Receivables from subsidiaries:
Other operating companies	6,060	15,060	10,060
Other assets	78,044	106,224	190,166
	$8,554,947	$8,371,310	$8,362,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$122,485	$85,275	$101,944
Subordinated debt to affiliated trusts	15,464	15,464	15,464
Long-term debt:
Due to affiliates	50	20	76
Due to others	778,853	901,021	922,727
Total liabilities	916,852	1,001,780	1,040,211
Shareholders’ equity:
Preferred stock	1,004,159	1,004,011	1,004,006
Common stock	4,756,288	4,723,855	4,717,295
Retained earnings	1,894,623	1,769,705	1,711,785
Accumulated other comprehensive loss	(16,975)	(128,041)	(110,927)
Total shareholders’ equity	7,638,095	7,369,530	7,322,159
	$8,554,947	$8,371,310	$8,362,370

[1]	ZMFU II, Inc. is a wholly-owned nonoperating subsidiary whose sole purpose is to hold a portfolio of municipal bonds, loans and leases.
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $33 million during the first nine months of 2015 from $80 million during the first nine months of 2014 due to continued maturity and repayment of debt. The Parent’s cash payments for interest are expected to continue to decrease over the next several quarters as a result of scheduled debt maturities and repayments. Additionally, the Parent paid approximately $80 million and $71 million of total dividends on preferred stock and common stock for the same periods.
At September 30, 2015, maturities of the Parent’s long-term senior and subordinated debt ranged from November 2015 to September 2028.

Subsidiary Bank Liquidity
The subsidiary banks’ primary source of funding is their core deposits, consisting of demand, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio decreased to 82.0% at September 30, 2015, compared to 83.7% at December 31, 2014 and 85.9% at September 30, 2014.

ZIONS BANCORPORATION AND SUBSIDIARIES

Total deposits increased by $1.1 billion to $48.9 billion at September 30, 2015, compared to $47.8 billion at December 31, 2014, primarily due to a $1.0 billion increase in noninterest-bearing demand deposits. This increase was partially offset by a $191 million decrease in time deposits.

The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity, and from time to time, have been a significant source of funding for each of our subsidiary banks. Zions Bank and TCBW are members of the FHLB of Seattle. CB&T, NSB, and NBAZ are members of the FHLB of San Francisco. Vectra is a member of the FHLB of Topeka and Amegy Bank is a member of the FHLB of Dallas. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity and funding requirements. The subsidiary banks are required to invest in FHLB and Federal Reserve stock to maintain their borrowing capacity. We do not believe that the subsidiary bank mergers will adversely impact bank liquidity.

At September 30, 2015, the amount available for additional FHLB and Federal Reserve borrowings was approximately $16.2 billion. The amount available for additional FHLB and Federal Reserve borrowings is not expected to decrease as a result of the subsidiary bank mergers. Loans with a carrying value of approximately $22.3 billion at September 30, 2015, $22.4 billion at June 30, 2015, and $22.5 billion at December 31, 2014, have been pledged at the Federal Reserve and various FHLBs as collateral for current and potential borrowings. During the second quarter of 2015, we repaid our outstanding $22 million of long-term borrowings with the FHLB. We had no short-term FHLB or Federal Reserve borrowings outstanding at September 30, 2015, which was unchanged from December 31, 2014. At September 30, 2015, the subsidiary banks’ total investment in FHLB and Federal Reserve stock was $68 million and $123 million, respectively, compared to $104 million and $121 million at December 31, 2014.

Our investment activities can provide or use cash, depending on the asset liability management posture taken. During the first nine months of 2015, HTM and AFS investment securities’ activities resulted in a net increase in investment securities and a net $2.1 billion decrease in cash, compared with a net $273 million increase in cash for the first nine months of 2014, reflecting our purchase of HQLAs.

Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending and purchase activity for the first nine months of 2015 resulted in a net cash outflow of $75 million compared to a net cash outflow of $739 million for the first nine months of 2014.

A more comprehensive discussion of our liquidity management is contained in our 2014 Annual Report on
Form 10-K.

Operational Risk Management
Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. In our ongoing efforts to identify and manage operational risk, we have an Enterprise Risk Management department whose responsibility is to help employees, management and the Board of Directors to assess, understand, measure, and monitor risk in accordance with our Risk Appetite Framework. We have documented both controls and the Control Self-Assessment related to financial reporting under the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and the Federal Deposit Insurance Corporation Improvement Act of 1991.

To manage and minimize our operational risk, we have in place transactional documentation requirements; systems and procedures to monitor transactions and positions; systems and procedures to detect and mitigate attempts to commit fraud, penetrate our systems or telecommunications, access customer data, and/or deny normal access to those systems to our legitimate customers; regulatory compliance reviews; and periodic reviews by the Company’s Internal Audit and Credit Examination departments. Reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. Further, we undertake significant efforts to

ZIONS BANCORPORATION AND SUBSIDIARIES

maintain contingency and business continuity plans for operational support in the event of natural or other disasters. We also mitigate operational risk through the purchase of insurance, including errors and omissions and professional liability insurance.

We are continually improving our oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported on a regular basis to two management committees. The Operational Risk Committee reports to the Enterprise Risk Management Committee, which reports to the ROC.

The number and sophistication of attempts to disrupt or penetrate our critical systems, sometimes referred to as hacking, cyberfraud, cyberattacks, cyberterrorism, or other similar names, also continue to grow. On a daily basis, the Company, its customers, and other financial institutions are subject to a large number of such attempts. We have established systems and procedures to monitor, thwart or mitigate damage from such attempts. However, in some instances we, or our customers, have been victimized by cyberfraud (our related losses have not been material), or some of our customers have been temporarily unable to routinely access our online systems as a result of, for example, distributed denial of service attacks. We continue to review this area of our operations to help ensure that it manages this risk in an effective manner.

CAPITAL MANAGEMENT
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.

Capital Plan and Stress Tests
As a bank holding company with assets greater than $50 billion, we are required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Act Stress Test (“DFAST”) and Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). We timely submitted our 2015 capital plan and stress test results to the FRB on January 5, 2015. In our capital plan, we were required to forecast under a variety of economic scenarios for nine quarters ending the fourth quarter of 2016 our estimated regulatory capital ratios, including our tier 1 common ratio under Basel I rules, our estimated regulatory capital ratios, including our Common Equity Tier 1 (“CET1”) ratio, under Basel III rules, and our GAAP tangible common equity ratio. During the second quarter of 2015, we completed our mid-cycle capital stress test as required under DFAST. The results demonstrated that we maintained sufficient capital to withstand a severe economic downturn. Detailed disclosure of the mid-cycle stress test results can be found on the Company’s website. Under the implementing regulations for CCAR, a bank holding company may generally raise and redeem capital, pay dividends, and repurchase stock and take similar capital-related actions only under a capital plan as to which the FRB has not objected.

On March 11, 2015, we announced that the Federal Reserve notified us that it did not object to the capital actions outlined in our 2015 capital plan. The plan included (1) the increase of the quarterly common dividend to $0.06 per share beginning in the second quarter of 2015; (2) the continued payment of preferred dividends at the current rates; and (3) up to $300 million in total reduction of preferred equity. As previously discussed, on October 19, 2015, we announced that we will deploy $180 million of cash through a tender offer to purchase certain outstanding preferred stock and depositary shares. We expect to redeem the remaining balance of the $300 million redemption included in our capital plan during the first half of 2016; however, the method and specific timing have not yet been determined. The ultimate determination of future preferred stock reductions will depend on a number of factors, including market conditions and the receptivity of preferred investors to the terms of any preferred stock redemption offers, as well as the effect of other steps we may explore as we seek to manage our capital in light of the most recent round of stress tests, any of which could result in a reduction or delay of further preferred equity reductions. We expect to manage any further reduction of preferred equity such that total tier 1 capital does not decline materially during the period covered by our CCAR 2015 capital plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

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

Under prior Basel I capital standards, the effects of AOCI items included in capital were excluded for purposes of determining regulatory capital and capital ratios. As a “non-advanced approaches banking organization,” we made a one-time permanent election as of January 1, 2015 to continue to exclude these items, as allowed under the Basel III Capital Rules.

We met all capital adequacy requirements under the Basel III Capital Rules based upon a 2015 phase-in as of September 30, 2015, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.

A detailed discussion of Basel III requirements, including implications for the Company, is contained on page 8 in “Supervision and Regulation” under Part 1, Item 1 in our 2014 Annual Report on Form 10-K.

Capital Management Actions
Total shareholders’ equity increased by $269 million to $7.6 billion at September 30, 2015 from $7.4 billion at December 31, 2014. The increase in total shareholders’ equity is primarily due to net income of $207 million and to the sale of the Company’s remaining portfolio of CDO securities, which was the primary driver of the $111 million increase in AOCI, partially offset by $81 million of dividends recorded on preferred and common stock.

Our quarterly dividend on common stock remained at $0.06 per share during the third quarter of 2015. The dividend rate was increased to $0.06 per share during the second quarter of 2015 from $0.04 per share paid since the second quarter of 2013. We paid $32.8 million in dividends on common stock during the first nine months of 2015, compared to $23.1 million during the first nine months of 2014. During its October 2015 meeting, the Board of Directors declared a quarterly dividend of $0.06 per common share payable on November 25, 2015 to shareholders of record on November 18, 2015.

We recorded dividends on preferred stock of $48.6 million and $56.8 million for the first nine months of 2015 and 2014, respectively. Dividends on preferred stock recorded in the first nine months of 2015 and 2014 included accruals of $1.7 million and $8.7 million, respectively. Our 2015 capital plan, to which the Federal Reserve did not object, includes the reduction of up to $300 million in preferred stock. See discussion under “Capital Plan and Stress Tests” following. On October 19, 2015, we announced the commencement of a $180 million cash tender offer to purchase certain outstanding preferred stock and depositary shares. The ultimate amount purchased will be determined by the success of the tender offer, which will expire on November 16, 2015. Depending upon the total amount and mix of series of preferred stock purchased from this offer, preferred stock dividends during 2016 may be reduced by approximately $10 million.

Capital Ratios
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the Company’s capital and performance ratios as of September 30, 2015, December 31, 2014, and September 30, 2014.
CAPITAL RATIOS

	September 30, 2015	December 31, 2014	September 30, 2014

Tangible common equity ratio	9.76%	9.48%	9.70%
Tangible equity ratio	11.51%	11.27%	11.54%
Average equity to average assets (three months ended)	13.11%	13.21%	12.87%

Basel III risk-based capital ratios[1]:
Common equity tier 1 capital	12.16%
Tier 1 leverage	11.63%
Tier 1 risk-based	14.41%
Total risk-based	16.46%

Basel I risk-based capital ratios:
Tier 1 common		11.92%	11.86%
Tier 1 leverage		11.82%	11.87%
Tier 1 risk-based		14.47%	14.43%
Total risk-based		16.27%	16.28%

Return on average common equity (three months ended)	5.02%	4.06%	5.05%
Tangible return on average tangible common equity (three months ended)	6.05%	4.95%	6.19%

[1]	Basel III capital ratios became effective January 1, 2015 and are based upon a 2015 phase-in.

At September 30, 2015, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.7 billion and $7.6 billion, respectively. Basel I regulatory tier 1 risk-based capital and total risk-based capital at December 31, 2014 was $6.6 billion and $7.4 billion, respectively.

A more comprehensive discussion of our capital management is contained in our 2014 Annual Report on
Form 10-K.

GAAP to NON-GAAP RECONCILIATIONS

1. Basel I tier 1 common capital
The Basel I capital rules were replaced by the new Basel III capital rules that became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). The Basel III capital rules include the CET1 capital ratio, which is the core capital component of the Basel III rules and a key ratio considered by regulators, investors and analysts. The calculation of the CET1 capital ratio, as defined under Basel III rules, is considered an acceptable ratio by GAAP for financial institutions and, accordingly, does not require reconciliation to GAAP.
There is a difference in the calculation of the CET1 capital ratio under Basel III rules and the calculation of the tier 1 common (“T1C”) capital ratio under Basel I rules. We present the calculation of key regulatory capital ratios, including the T1C capital ratio, using the governing definition at the end of each quarter, taking into account applicable phase-in rules.
While we were subject to Basel I capital rules prior to 2015, the Federal Reserve and other banking regulators assessed a bank’s capital adequacy based on tier 1 capital, the calculation of which was codified in federal banking regulations. However, Basel I rules did not include a definition for T1C capital and thus it was considered a non-GAAP measure requiring reconciliation to GAAP. The following schedule provides a reconciliation for prior

ZIONS BANCORPORATION AND SUBSIDIARIES

periods of total shareholders’ equity (GAAP) to tier 1 capital (regulatory at the subject dates) and to T1C capital (non-GAAP) using Basel I U.S. regulatory treatment, and the resulting T1C capital ratio.
BASEL I TIER 1 COMMON CAPITAL (NON-GAAP)

(Amounts in millions)	December 31, 2014	September 30, 2014

Total shareholders’ equity (GAAP)	$7,370	$7,322
Accumulated other comprehensive loss	128	111
Nonqualifying goodwill and intangibles	(1,040)	(1,043)
Other regulatory adjustments	(1)	(1)
Qualifying trust preferred securities	163	163
Tier 1 capital (regulatory)	6,620	6,552
Qualifying trust preferred securities	(163)	(163)
Preferred stock	(1,004)	(1,004)
Tier 1 common capital (non-GAAP)	$5,453	$5,385

Risk-weighted assets (regulatory)	$45,738	$45,409
Tier 1 common capital to risk-weighted assets (non-GAAP)	11.92%	11.86%
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
TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Amounts in thousands)		September 30, 2015	December 31, 2014	September 30, 2014

Net earnings applicable to common shareholders (GAAP)		$84,238	$66,761	$79,127
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1,461	1,676	1,690
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$85,699	$68,437	$80,817

Average common equity (GAAP)		$6,655,513	$6,521,187	$6,221,344
Average goodwill		(1,014,129)	(1,014,129)	(1,014,129)
Average core deposit and other intangibles		(19,726)	(26,848)	(29,535)
Average tangible common equity (non-GAAP)	(b)	$5,621,658	$5,480,210	$5,177,680

Number of days in quarter	(c)	92	92	92
Number of days in year	(d)	365	365	365

Tangible return on average tangible common equity (non-GAAP)	(a/b/c*d)	6.05%	4.95%	6.19%
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

TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)		September 30, 2015	December 31, 2014	September 30, 2014

Total shareholders’ equity (GAAP)		$7,638	$7,370	$7,322
Goodwill		(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(19)	(26)	(28)
Tangible equity (non-GAAP)	(a)	6,605	6,330	6,280
Preferred stock		(1,004)	(1,004)	(1,004)
Tangible common equity (non-GAAP)	(b)	$5,601	$5,326	$5,276

Total assets (GAAP)		$58,411	$57,209	$55,459
Goodwill		(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(19)	(26)	(28)
Tangible assets (non-GAAP)	(c)	$57,378	$56,169	$54,417

Tangible equity ratio	(a/c)	11.51%	11.27%	11.54%
Tangible common equity ratio	(b/c)	9.76%	9.48%	9.70%
4. Efficiency ratio
This Form 10-Q presents an “efficiency ratio” whose calculation includes adjustments for certain line items and amounts in noninterest expense and noninterest income. The following schedule provides a reconciliation of noninterest expense (GAAP), taxable-equivalent net interest income (GAAP) and noninterest income (GAAP) to the efficiency ratio (non-GAAP).
EFFICIENCY RATIO

(Amounts in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014

Noninterest expense (GAAP)	(a)	$396,149	$438,536	$1,197,710	$1,242,626
Adjustments:
Severance costs		3,464	4,919	7,424	6,897
Other real estate expense, net		(40)	875	(111)	2,216
Provision for unfunded lending commitments		1,428	(16,095)	313	(10,328)
Debt extinguishment cost		—	44,422	2,395	44,422
Amortization of core deposit and other intangibles		2,298	2,665	6,974	8,283
Restructuring costs		833	—	1,483	—
Total adjustments		7,983	36,786	18,478	51,490

Add-back of adjustments	(b)	(7,983)	(36,786)	(18,478)	(51,490)
Adjusted noninterest expense (non-GAAP)	(a+b)=(c)	$388,166	$401,750	$1,179,232	$1,191,136

Taxable-equivalent net interest income (GAAP)	(d)	$429,782	$420,850	$1,279,378	$1,261,357
Noninterest income (GAAP)	(e)	130,813	116,071	253,056	379,234
Adjustments:
Fair value and nonhedge derivative income (loss)		(1,555)	44	(799)	(10,429)
Equity securities gains, net		3,630	440	11,822	3,865
Fixed income securities gains (losses), net		(53)	(13,901)	(138,728)	22,039
Total adjustments		2,022	(13,417)	(127,705)	15,475

Add-back of adjustments	(f)	(2,022)	13,417	127,705	(15,475)
Adjusted taxable-equivalent net interest income and noninterest income (non-GAAP)	(d+e+f)=(g)	$558,573	$550,338	$1,660,139	$1,625,116

Efficiency ratio	(c/g)	69.5%	73.0%	71.0%	73.3%

ZIONS BANCORPORATION AND SUBSIDIARIES

For items 2, 3 and 4, the identified adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are included where applicable in financial results or in the balance sheet presented in accordance with GAAP. We consider these adjustments to be relevant to ongoing operating results and financial position.
We believe that excluding the amounts associated with these adjustments to present the non-GAAP financial measures provides a meaningful base for period-to-period and company-to-company comparisons, which will assist regulators, investors, and analysts in analyzing our operating results or financial position and in predicting future performance. These non-GAAP financial measures are used by management to assess the performance of the Company’s business or its financial position for evaluating bank reporting segment performance, for presentations of our performance to investors, and for other reasons as may be requested by investors and analysts. We further believe that presenting these non-GAAP financial measures will permit investors and analysts to assess our performance on the same basis as that applied by management.
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
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 11 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation’s 2014 Annual Report on Form 10-K. However, the following is updated risk factor disclosure related to certain management actions:

We are making significant changes to the Company that include, among other things, the combination of certain of our subsidiary companies into a single entity, other organizational restructurings, efficiency initiatives, and replacement or upgrades of certain core technological systems. The ultimate success and completion of these changes, and their effect on the Company, may vary significantly from initial planning, which could materially adversely affect the Company, including its control environment, operating efficiency, and results of operations.

ZIONS BANCORPORATION AND SUBSIDIARIES

During 2013, our Board of Directors approved a significant investment by us to replace our loan and deposit systems and to upgrade our accounting systems. The new integrated system for most of our loans and deposits is expected to employ technology that is a significant improvement over our current systems. In addition, we are implementing operational changes relating to our loan and deposit activities. These initiatives will be completed in phases to allow for appropriate testing and implementation so as to minimize time delays and cost overruns. In June of this year, the Company announced that our Board of Directors approved the consolidation of our seven subsidiary banks and our service company into a single bank. The Company also decided to make other organizational changes such as the realignment of management responsibilities and the rationalization of support functions, including accounting and risk, and back office operations. Also in June of this year, management announced certain efficiency initiatives to improve operating results and return on equity.

These changes continue to be developed and some are in their early stages. By their very nature, projections of duration, cost, expected savings, expected efficiencies, and related items are subject to change and significant variability.

We may encounter significant adverse developments in the completion and implementation of these changes. These may include significant time delays, cost overruns, loss of key people, technological problems, processing failures, and other adverse developments. Our ability to attract key employees with appropriate talent to implement these changes may also be challenged. Further, our ability to maintain an adequate control environment may be impacted. Any or all of these issues could result in disruptions to our systems, processes, controls, procedures, and employees, which may adversely impact our customers and ability to conduct business.

We have plans and procedures designed to prevent or limit the negative effect of these adverse developments. However, there can be no assurance that any such adverse developments will not occur or, if they do occur, that they will be adequately remediated. The ultimate effect of any adverse development could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could materially affect the Company, including its control environment, operating efficiency, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the third quarter of 2015:

SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

July	545	$31.76	—	$—
August	22,176	30.83	—	—
September	1,012	28.24	—	—
Third quarter	23,733	30.74	—

[1]
Represents common shares acquired from employees in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the vesting of restricted stock and restricted stock units, and the exercise of stock options, under provisions of an employee share-based compensation plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS
a)Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated July 8, 2014, incorporated by reference to Exhibit 3.1 of Form 8-K/A filed on July 18, 2014.	*

3.2	Restated Bylaws of Zions Bancorporation dated February 27, 2015, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2015.	*

10.1	Sixth Amendment to Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated August 17, 2015 (filed herewith).

10.2
Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated August 17, 2015 (filed herewith).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three months ended September 30, 2015 and September 30, 2014 and the nine months ended September 30, 2015 and September 30, 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2015 and September 30, 2014 and the nine months ended September 30, 2015 and September 30, 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and September 30, 2014, (v) the Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and September 30, 2014 and the nine months ended September 30, 2015 and September 30, 2014, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: November 6, 2015