Form 10-K
period 2015-12-31
ZIONS BANCORPORATION /UT/
filed 2016-02-29
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
COMMISSION FILE NUMBER 001-12307
ZIONS BANCORPORATION
(Exact name of Registrant as specified in its charter)
UTAH	87-0227400
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification Number)
One South Main, 15th Floor Salt Lake City, Utah	84133
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (801) 844-7637
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without par value	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock (expiring May 22, 2020)	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock (expiring November 14, 2018)	The NASDAQ Stock Market LLC
Depositary Shares each representing a 1/40th ownership interest in a share of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series F 7.9% Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series G Fixed/Floating-Rate Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series H 5.75% Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
6.95% Fixed-to-Floating Rate Subordinated Notes due September 15, 2028	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2015	$6,337,925,184
Number of Common Shares Outstanding at February 16, 2016	204,506,825 shares
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

FORM 10-K TABLE OF CONTENTS

PART I

FORWARD-LOOKING INFORMATION
Statements in this Annual Report on Form 10-K that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, targets, commitments, designs, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Zions Bancorporation (“the Parent”) and its subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”); and

•
statements preceded by, followed by, or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target,” “commit,” “design,” “plan,” “projects,” or similar expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•
the Company’s ability to successfully execute its business plans, manage its risks, and achieve its objectives, including its restructuring and efficiency initiatives and its tender offers for certain of its preferred stock;

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

•
changes in financial and commodity market prices and conditions, either internationally, nationally or locally in areas in which the Company conducts its operations, including without limitation rates of business formation and growth, commercial and residential real estate development, real estate prices, and oil and gas-related commodity prices;

•
changes in markets for equity, fixed income, commercial paper and other securities, including availability, market liquidity levels, and pricing, including the actual amount and duration of declines in the price of oil and gas;

•
any impairment of our goodwill or other intangibles, or any adjustment of valuation allowances on our deferred tax assets due to adverse changes in the economic environment, declining operations of the reporting unit, or other factors;

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
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ASC	Accounting Standards Codification	CMC	Capital Management Committee
ASU	Accounting Standards Update	CSV	Cash Surrender Value
AOCI	Accumulated Other Comprehensive Income	CDO	Collateralized Debt Obligation
ARM	Adjustable Rate Mortgage	CLTV	Combined Loan-to-Value Ratio
ACL	Allowance for Credit Losses	CRE	Commercial Real Estate
ALLL	Allowance for Loan and Lease Losses	COSO	Committee of Sponsoring Organizations of the Treadway Commission
Amegy	Amegy Bank, a division of ZB, N.A.	CET1	Common Equity Tier 1 (Basel III)
ALCO	Asset/Liability Committee	CRA	Community Reinvestment Act
ATM	Automated Teller Machine	CCAR	Comprehensive Capital Analysis and Review
AFS	Available-for-Sale	CFPB	Consumer Financial Protection Bureau
BHC Act	Bank Holding Company Act	CAC	Credit Administration Committee
BOLI	Bank-Owned Life Insurance	CSA	Credit Support Annex
bps	basis points	DTA	Deferred Tax Asset
BCF	Beneficial Conversion Feature	DFAST	Dodd-Frank Annual Stress Test
CB&T	California Bank & Trust, a division of ZB, N.A.	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DBRS	Dominion Bond Rating Service	NSB	Nevada State Bank, a division of ZB, N.A.
EVE	Economic Value of Equity	NYMEX	New York Mercantile Exchange
EITF	Emerging Issues Task Force	OCC	Office of the Comptroller of the Currency
ERM	Enterprise Risk Management	OCI	Other Comprehensive Income
ERMC	Enterprise Risk Management Committee	OREO	Other Real Estate Owned
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	OTTI	Other-Than-Temporary Impairment
FDIC	Federal Deposit Insurance Corporation	OTC	Over-the-Counter
FDICIA	Federal Deposit Insurance Corporation Improvement Act	PEI	Private Equity Investment
FHLB	Federal Home Loan Bank	PD	Probability of Default
FHLMC	Federal Home Loan Mortgage Corporation, or “Freddie Mac”	PCAOB	Public Company Accounting Oversight Board
FNMA	Federal National Mortgage Association, or “Fannie Mae”	PCI	Purchased Credit-Impaired
FRB	Federal Reserve Board	REIT	Real Estate Investment Trust
FASB	Financial Accounting Standards Board	RULC	Reserve for Unfunded Lending Commitments
FINRA	Financial Industry Regulatory Authority	RSU	Restricted Stock Unit
FTE	Full-time Equivalent	ROC	Risk Oversight Committee
GAAP	Generally Accepted Accounting Principles	SEC	Securities and Exchange Commission
GNMA	Government National Mortgage Association, or “Ginnie Mae”	SVC	Securitization Valuation Committee
GLB Act	Gramm-Leach-Bliley Act	SNC	Shared National Credit
HTM	Held-to-Maturity	SBA	Small Business Administration
HQLA	High Quality Liquid Assets	SBIC	Small Business Investment Company
HECL	Home Equity Credit Line	SIFI	Systemically Important Financial Institution
IFR	Interim Final Rule	TCBO	The Commerce Bank of Oregon
IFRS	International Financial Reporting Standards	TCBW	The Commerce Bank of Washington, a division of ZB, N.A.
ISDA	International Swap and Derivative Association	T1C	Tier 1 Common (Basel I)
LCR	Liquidity Coverage Ratio	TRS	Total Return Swap
LIBOR	London Interbank Offered Rate	TARP	Troubled Asset Relief Program
LGD	Loss Given Default	TDR	Troubled Debt Restructuring
LIHTC	Low-Income Housing Tax Credit	VIE	Variable Interest Entity
MD&A	Management’s Discussion and Analysis	Vectra	Vectra Bank Colorado, a division of ZB, N.A.
NASDAQ	National Association of Securities Dealers Automated Quotations	VR	Volcker Rule
NBAZ	National Bank of Arizona, a division of ZB, N.A.	ZB, N.A.	ZB, National Association
NAV	Net Asset Value	Parent	Zions Bancorporation
NIM	Net Interest Margin	Zions Bank	Zions Bank, a division of ZB, N.A.
NSFR	Net Stable Funding Ratio	ZMSC	Zions Management Services Company

ITEM 1.	BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the BHC Act, as amended. The Parent owns and operates a commercial bank with a total of 450 domestic branches at year-end 2015. The Parent and its subsidiaries (collectively “the Company”) provide a full range of banking and related services, primarily in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. The Company conducts its banking operations through seven separately managed and branded segments, which we sometimes refer to as “affiliates” or by reference to their respective brands. Full-time equivalent (“FTE”) employees totaled 10,200 at December 31, 2015. For further information about the Company’s industry segments, see “Business Segment Results” on page 39 in MD&A and Note 21 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Exposure and Operations” on page 47 in MD&A. The “Executive Summary” on page 25 in MD&A provides further information about the Company.
PRODUCTS AND SERVICES
The Company focuses on providing community banking services by continuously strengthening its core business lines of (1) small and medium-sized business and corporate banking; (2) commercial and residential development, construction and term lending; (3) retail banking; (4) treasury cash management and related products and services; (5) residential mortgage servicing and lending; (6) trust and wealth management; (7) limited capital markets activities, including municipal finance advisory and underwriting; and (8) investment activities. It operates primarily through seven locally managed segments that each do business under a different name. Each of these affiliated banking operations has its own chief executive officer and management team.
The Company provides a wide variety of commercial and retail banking and mortgage lending products and services. It also provides a wide range of personal banking services to individuals, including home mortgages, bankcard, other installment loans, home equity lines of credit, checking accounts, savings accounts, certificates of deposit of various types and maturities, trust services, safe deposit facilities, direct deposit, and Internet and mobile banking. In addition, the Company provides services to key market segments through its Women’s Financial, Private Client Services, and Executive Banking Groups. We also offer wealth management services, as well as online and traditional brokerage services through Zions Direct and Amegy Investments.
On June 1, 2015, the Company announced certain efficiency and restructuring initiatives that included, among other things, the merger of seven subsidiary banks into a single national charter, ZB, N.A., which was completed on December 31, 2015. The Company continues to operate using regional brand names according to geographic location.
In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance, and is a leader in SBA lending. The Company is one of the nation’s largest providers of SBA 7(a) and SBA 504 financing to small businesses. It owns an equity interest in Farmer Mac and is its top originator of secondary market agricultural real estate mortgage loans. The Company provides finance advisory and corporate trust services for municipalities. The Company also provides trust services to individuals in its wealth management business and bond transfer, stock transfer, and escrow services in its corporate trust business, both within and outside of its footprint.
COMPETITION
The Company operates in a highly competitive environment. The Company’s most direct competition for loans and deposits comes from other commercial banks, credit unions, and thrifts, including institutions that do not have a physical presence in our market footprint but solicit via the Internet and other means. In addition, the Company competes with finance companies, mutual funds, insurance companies, brokerage firms, securities dealers, investment banking companies, financial technology and other non-traditional lending and banking companies, and a variety of other types of companies. These companies may have fewer regulatory constraints and some have lower cost structures or tax burdens.
The primary factors in competing for business include convenience of office locations and other delivery methods, range of products offered, the quality of service delivered, and pricing. The Company must compete effectively along all of these dimensions to remain successful.
SUPERVISION AND REGULATION
The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to improve the stability of banking and financial companies and to protect the interests of customers, including both loan customers and depositors, and taxpayers. These regulations are not, however, generally intended to protect the interests of our shareholders or creditors, and in fact may have the consequence of reducing returns to our shareholders. This regulatory framework has been materially revised and expanded since the 2008-2009 financial crisis and recession. In particular, the Dodd-Frank Act and regulations promulgated pursuant to it have given financial regulators expanded powers over nearly every aspect of the Company’s business. These include, among other things, new, higher regulatory capital requirements; regulation of dividends and other forms of capital distributions to shareholders through annual stress testing and capital planning processes; heightened liquidity and liquidity stress testing requirements, which include specific definitions of the types of investment securities that qualify as “high quality liquid assets” and which effectively limit the portion of the Company’s balance sheet that can be used to meet the credit needs of its customers; specific limitations on mortgage lending products and practices; specific limits on certain consumer payment fees; and subjecting compensation practices to specific regulatory oversight and restrictions. Individually and collectively, these additional regulations have imposed and will continue to impose higher costs on the Company, and have reduced and may continue to reduce returns earned by shareholders. Some aspects of the Dodd-Frank Act continue to be subject to rulemaking, many of the rules that have been adopted will take effect over several additional years, and many of the rules that have been adopted may be subject to interpretation or clarification, and accordingly, the impact of such regulatory changes cannot be presently determined. The Company is committed to both satisfying heightened regulatory expectations and providing attractive shareholder returns. However, given the still-changing regulatory environment, the results of these efforts cannot yet be known.
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
The Parent is a bank holding company and a financial holding company as provided by the BHC Act, as modified by the GLB Act and the Dodd-Frank Act. These and other federal statutes provide the regulatory framework for bank holding companies and financial holding companies, which have as their umbrella regulator the FRB. The supervision of ZB, N.A. and other regulated subsidiaries is conducted by each subsidiary’s primary functional regulator and the laws and regulations administered by those regulators. The GLB Act allows our subsidiary bank to engage in certain financial activities through financial subsidiaries. To qualify for and maintain status as a financial holding company, or to do business through a financial subsidiary, the Parent and its subsidiary bank must satisfy certain ongoing criteria. The Company currently engages in only limited activities for which financial holding company status is required.
ZB, N.A. is subject to the provisions of the National Bank Act or other statutes governing national banks, as well as the rules and regulations of the OCC, the CFPB, and the FDIC. It is also subject to periodic examination and supervision by the OCC and the FDIC. Some of our nonbank subsidiaries are also subject to regulation by the FRB and other federal and state agencies. These regulatory agencies may exert considerable influence over our activities through their supervisory and examination roles. Our brokerage and investment advisory subsidiaries are regulated by the SEC, FINRA and/or state securities regulators.
The Dodd-Frank Act
The recent financial crisis led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Act, which was enacted in July 2010, is one of the most far reaching legislative actions affecting the financial services industry in decades and significantly restructured the financial regulatory regime in the United States.
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
Regulations promulgated under the Dodd-Frank Act require us to maintain greater levels of capital and liquid assets than was generally the case before the crisis and limit the forms of capital that we will be able to rely upon for regulatory purposes. In addition, in its supervisory role with respect to our stress testing and capital planning, our ability to deliver returns to our shareholders through dividends and stock repurchases is subject to prior non-objection by the FRB. The stress testing and capital plan process also could substantially reduce our flexibility to respond to market developments and opportunities in such areas as capital raising and acquisitions.
The Dodd-Frank Act’s provisions and related regulations also affect the fees we must pay to regulatory agencies and the pricing of certain products and services, including the following:

•	The assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits.

•	The federal prohibition on the payment of interest on business transaction accounts was repealed.

•	The FRB was authorized to issue regulations governing debit card interchange fees.
The Dodd-Frank Act also created the CFPB, which is responsible for promulgating regulations designed to protect consumers’ financial interests and examining large financial institutions for compliance with, and enforcing, those regulations. The Dodd-Frank Act adds prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. The CFPB also enacted new regulations that became fully effective January 10, 2014, which require significant changes to residential mortgage origination; these changes include the definition of a “qualified mortgage” and the requirement regarding how a borrower’s “ability to repay” must be determined. The Dodd-Frank Act subjected national banks to the possibility of further regulation by restricting the preemption of state laws by federal laws, which had enabled national banks and their subsidiaries to comply with federal regulatory requirements without complying with various state laws. In addition, the Dodd-Frank Act gives greater power to state attorneys general to pursue legal actions against banking organizations for violations of federal law.
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
The Company is subject to the provisions of the Volcker Rule (“VR”), issued pursuant to the Dodd-Frank Act. As of December 31, 2014, the Company had divested all securities that were not in compliance with the VR, and had sold all but $18 million (amortized cost) of non-compliant investments. Such investments also provide for $7 million of potential capital calls, which the Company expects to fund, as allowed by the VR, if and as the capital calls are made until the investments are sold. These investments are in private equity funds, and are referred to in this document as private equity investments (“PEIs”). The Company continues to pursue the disposition of all non-compliant PEIs. The FRB has granted a blanket extension of the VR compliance date to July 21, 2016. An additional one-year extension by the FRB is expected to further extend the Volcker conformance period for existing investments to July 21, 2017.
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
Some aspects of the Dodd-Frank Act continue to be subject to rulemaking, many of the rules that have been adopted will take effect over several additional years, and many of the rules that have been adopted may be subject to interpretation or clarification, and accordingly, the impact of such regulatory changes cannot be presently determined.
Capital Standards – Basel Framework
The Basel III capital rules, which effectively replaced the Basel I rules, became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components and other provisions). In 2013, the FRB, FDIC, and OCC published final rules (the “Basel III capital rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company, compared to the Basel I U.S. risk-based capital rules.
The Basel III capital rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III capital rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaced the risk-weighting approach derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel III capital rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.
The Basel III capital rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) applied most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expanded the scope of the deductions/adjustments from capital as compared to prior regulations.
Under the Basel III capital rules, the minimum capital ratios as of January 1, 2015 were as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets;

•	8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
When fully phased-in on January 1, 2019, the Basel III capital rules will also require the Company and its subsidiary bank to maintain a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.
The Basel III capital rules also prescribe a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel III capital rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
The Basel III capital rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets (“DTA”) dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The application of this part of the rule did not result in any deductions from CET1. As a result of the large amount of CDO sales completed in 2014 and 2015, the Company does not expect the application of the Basel III corresponding deduction rules to have an effect on its Basel III regulatory capital ratios, either as phased-in or on a fully phased-in basis.
Under prior Basel I capital standards, the effects of AOCI items included in capital were excluded for purposes of determining regulatory capital and capital ratios. As a “non-advanced approaches banking organization,” we made a one-time permanent election as of January 1, 2015 to continue to exclude these items, as allowed under the Basel III capital rules.
Basel III also requires additional regulatory capital disclosures to be made that are commonly referred to as “Pillar 3” disclosures. These disclosures require the Company to make prescribed regulatory disclosures on a quarterly basis regarding its capital structure adequacy and risk-weighted assets. The Company began publishing these Pillar 3 disclosures in 2015, and such disclosures are available on the Company’s website.
The Company met all capital adequacy requirements under the Basel III capital rules based upon a 2015 phase-in as of December 31, 2015, and believes it would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
Capital Plan and Stress Testing
The Company is required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Annual Stress Test (“DFAST”) and Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). The Company submitted its 2015 capital plan and stress test results to the FRB on January 5, 2015. In its capital plan, the Company was required to forecast, under a variety of economic scenarios for nine quarters ending the fourth quarter of 2016, its estimated regulatory capital ratios, including its Tier 1 common (“T1C”) ratio associated with the Basel I capital rules, its CET1 ratio under the Basel III capital rules, and its GAAP tangible common equity ratio. On March 11, 2015, we announced that the Federal Reserve notified us that it did not object to the capital actions outlined in our 2015 capital plan. The plan included (1) the increase of the quarterly common dividend to $0.06 per share beginning in the second quarter of 2015; (2) the continued payment of preferred dividends at the current rates; and (3) up to $300 million in total reduction of preferred equity.
The Company’s stress test results were significantly different from those modeled by the FRB, as the FRB estimated that the Company’s minimum Tier 1 Common ratio in the severely adverse scenario was 5.1%, just above the 5.0% minimum. Since the release of the FRB’s modeled results, the Company has undertaken several actions designed in part to improve the Company’s risk profile under the CCAR stress tests. These actions include selling parts of the investment portfolio, extending the duration of the investment portfolio, and limiting growth in certain loan categories which are perceived as risky in the CCAR stress test.
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
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action provisions of FDICIA as modified by the Basel III capital rules, an insured depository institution generally will be classified as well-capitalized if it has a CET1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%, and an insured depository institution generally will be classified as undercapitalized if its CET1 ratio is under 3%, its total risk-based capital ratio is less than 8%, its Tier 1 risk-based capital ratio is less than 6%, or its Tier 1 leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as “well-capitalized,” “adequately capitalized,” or “undercapitalized,” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan.
Other Regulations
The Company is subject to a wide range of other requirements and restrictions contained in both the laws of the United States and the states in which its banks and other subsidiaries operate. These regulations include but are not limited to the following:

•
Requirements that the Parent serve as a source of strength for its subsidiary bank. The FRB has a policy that a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank. The Dodd-Frank Act codifies this policy as a statutory requirement.

•
Limitations on dividends payable by subsidiaries. A significant portion of the Parent’s cash, which is used to pay dividends on our common and preferred stock and to pay principal and interest on our debt obligations, is derived from dividends paid to the Parent by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions. See Note 18 of the Notes to Consolidated Financial Statements.

•
Limitations on dividends payable to shareholders. The Parent’s ability to pay dividends on both its common and preferred stock may be subject to regulatory restrictions, including the requirement that they be included in a stress test and capital plan to which the FRB has not objected. See discussion under “Liquidity Management Actions” on page 69.

•
Safety and soundness requirements. Federal and state laws require that our banks be operated in a safe and sound manner. We are subject to additional safety and soundness standards prescribed in the FDICIA, including standards related to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards deemed appropriate by the federal banking agencies. The safety and soundness requirements give bank regulatory agencies significant latitude in their supervisory authority over us.

•
Requirements for approval of acquisitions and activities and restrictions on other activities. Prior approval of the FRB is required under the BHC Act for a financial holding company to acquire or hold more than a 5% voting interest in any bank, to acquire substantially all the assets of a bank or to merge with another financial or bank holding company. The BHC Act also requires approval for certain nonbanking acquisitions, restricts the activities of bank holding companies that are not financial holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto, and restricts the nonbanking activities of a financial holding company to those that are permitted for financial holding companies or that have been determined by the FRB to be financial in nature, incidental to financial activities, or complementary to a financial activity. Laws and regulations governing national banks contain similar provisions concerning acquisitions and activities.

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

•
Community Reinvestment Art (“CRA”) requirements. The CRA requires banks to help serve the credit needs in their communities, including providing credit to low and moderate income individuals. If our bank subsidiary fails to adequately serve its communities, penalties may be imposed including denials of applications to add branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions.

•
Anti-money laundering regulations. The Bank Secrecy Act, Title III of the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), and other federal laws require financial institutions to assist U.S. Government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity.

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
The Board of Directors of the Parent has implemented a comprehensive system of corporate governance and risk practices. This system includes policies and guidelines such as Corporate Governance Guidelines, a Code of Business Conduct and Ethics for Employees, a Directors Code of Conduct, a Related Party Transaction Policy, Stock Ownership and Retention Guidelines, a Compensation Clawback Policy, an insider trading policy including provisions prohibiting hedging and placing restrictions on the pledging of company stock by insiders, and charters for the Audit, Risk Oversight, Compensation, and Nominating and Corporate Governance Committees. More information on the Company’s corporate governance practices is available on the Company’s website at www.zionsbancorporation.com. (The Company’s website is not part of this Annual Report on Form 10-K).

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
The Company’s growth strategy is driven by key factors while adhering to defined risk parameters. The key elements of Zions’ strategy reflect its prudent risk-taking philosophy. The Company generates revenue by taking prudent and appropriately priced risks. These factors are outlined in the Company’s Risk Appetite Framework.
The Company’s Board of Directors has established a Risk Oversight Committee of the Board, approved an Enterprise Risk Management Framework, and appointed an Enterprise Risk Management Committee (“ERMC”) consisting of senior management to oversee and implement the Framework. The Company’s most significant risk exposure has traditionally come from the acceptance of credit risk inherent in prudent extension of credit to relationship customers. In addition to credit risk, these committees also monitor the following risk areas: market and interest rate risks, liquidity risk, strategic/business risk, operational/technology risks, model risk, capital/financial reporting risks, legal/compliance risks (including regulatory risk), and reputational risk as outlined in the Company’s risk taxonomy. Additional governance and oversight includes Board-approved policies and management committees with direct focus on these specific risk categories.
The following list describes several risk factors which are significant to the Company, including but not limited to:
Credit Risk
Credit quality has adversely affected us in the past and may adversely affect us in the future.
Credit risk is one of our most significant risks. If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations declined, this could result in, among other things, deterioration in credit quality and/or reduced demand for credit, including a resultant adverse effect on the income from our loan portfolio, an increase in charge-offs and an increase in the allowance for loan and lease losses (“ALLL”).
We have concentrations of risk in our loan portfolio, including loans secured by real estate and oil and gas-related lending, which may have unique risk characteristics that may adversely affect our results. Given the current volatility in oil prices and the potential for oil prices to remain low for an extended period of time, Zions Bancorporation’s credit exposure in oil and gas could be adversely impacted. We have heightened our oversight of this credit exposure and have taken proactive steps to effectively manage this book of business.
Concentration or counterparty risk could adversely affect the Company. Concentration risk across our loan and investment portfolios could pose significant additional credit risk to the Company due to exposures which perform in a similar fashion. Counterparty risk could also pose additional credit risk.

We engage in commercial construction and land acquisition and development lending, as well as commercial term lending, primarily in our Western states footprint. The Company, as a whole, has relatively larger concentrations of such lending than many other peer institutions. In addition, we have a concentration in oil and gas-related lending, primarily in Texas at Amegy. Both commercial real estate (“CRE”) and oil and gas lending are subject to specific risks, including volatility and potential significant and prolonged declines in collateral values and activity levels. In addition, our real estate lending is concentrated in the Western states, and values there may behave differently than in other parts of the United States. We may have other unidentified concentrated or correlated risks in our loan portfolio.
Our business is highly correlated to local economic conditions in a specific geographic region of the United States.
As a regional bank holding company, the Company provides a full range of banking and related services through its local management teams and unique brands in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. Approximately 80% of the Company’s total net interest income for the year ended December 31, 2015, and 77% of total assets as of December 31, 2015 relate to our banking operations in Utah, Texas, and California. This is compared to 82% of the Company’s total net interest income for the year ended December 31, 2014, and 78% of total assets as of December 31, 2014. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Accordingly, adverse economic conditions affecting these three states in particular could significantly affect our consolidated operations and financial results. For example, our credit risk could be elevated to the extent that our lending practices in these three states focus on borrowers or groups of borrowers with similar economic characteristics, which are similarly affected by the same adverse economic events. At both December 31, 2015 and December 31, 2014, loan balances associated with our banking operations in Utah, Texas, and California comprised 81% of the Company’s commercial lending portfolio, 75% of the CRE lending portfolio, and 69% of the consumer lending portfolio. Loans originated by our banking operations in Utah, Texas, and California are primarily to borrowers in those respective states, with the exception of the National Real Estate group, which co-originates or purchases primarily owner occupied first CRE loans from financial institutions throughout the country.
We have been and could continue to be negatively affected by adverse economic conditions.
Adverse economic conditions negatively affect the Company’s assets, including its loans and securities portfolios, capital levels, results of operations, and financial condition. The most recent financial crisis resulted in significant regulatory changes that continue to affect the Company. Although economic conditions have improved since the most recent financial crisis, it is possible that economic conditions may weaken or that sluggish economic conditions may continue for a substantial period of time. Economic and fiscal conditions in the United States and other countries may directly or indirectly adversely impact economic and market conditions faced by the Company and its customers. Any sustained weakness or further weakening in economic conditions would adversely affect the Company. The Company has exposure to oil and gas-related companies that are currently experiencing a prolonged period of low energy prices. For more information regarding the Company’s exposure to oil and gas-related companies see “Oil and Gas-Related Exposure” in “Risk Elements” on pages 52-55 of MD&A in this Form 10-K.
Market and Interest Rate Risks
Failure to effectively manage our interest rate risk and prolonged periods of low interest rates could adversely affect us.
Net interest income is the largest component of the Company’s revenue. Interest rate risk is managed by the Asset Liability Management Committee, which is appointed by the Company’s Board of Directors. Failure to effectively manage our interest rate risk could adversely affect the Company. Factors beyond the Company’s control can significantly influence the interest rate environment and increase the Company’s risk. These factors include competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest rates resulting from general economic conditions and the policies of governmental and regulatory agencies, in particular the FRB.

The Company remains in an “asset-sensitive” interest rate risk position, which means that net interest income would be expected to increase if interest rates increase, and to decline if interest rates decrease. Most recently, the FRB maintained the target range for federal funds rate at 0.25% to 0.50%, and indicated that it will determine the timing and size of future rate adjustments by assessing realized and expected economic conditions relative to the objectives of maximum employment and 2% inflation.
Financial market participants have recently contemplated the possibility of negative interest rates. With the exception of brief money market disruptions in which some U.S. Treasury bills traded at negative rates, the U.S. has not previously experienced a negative rate environment, although other developed economies have had prolonged periods of negative rates. Therefore, there are many unknown factors which could impact the Company in a negative rate environment. The ability to effectively charge customers interest on deposits will be determined largely by competition for deposits, but the Company’s deposit systems may require modification to allow for negative deposit rates. Asset allocation strategies would be reconsidered were the FRB to charge for excess reserves.
Our estimates of our interest rate risk position related to noninterest-bearing demand deposits are dependent on assumptions for which there is little historical experience, and the actual behavior of those deposits in a changing interest rate environment may differ materially from our estimates, which could materially affect our results of operations.
We have experienced a low interest rate environment for the past several years. Our views with respect to, among other things, the degree to which we are “asset-sensitive,” including our interest rate risk position for noninterest-bearing demand deposits, are dependent on modeled projections that rely on assumptions regarding changes in balances of such deposits in a changing interest rate environment. Because there is no modern precedent for the prolonged, extremely low interest rate environment that has prevailed for the last several years, there is little historical experience upon which to base such assumptions. If interest rates continue to increase, our assumptions regarding changes in balances of noninterest-bearing demand deposits and regarding the speed and degree to which other deposits are repriced may prove to be incorrect, and business decisions made in reliance on our modeled projections and underlying assumptions could prove to be unsuccessful. Because noninterest-bearing demand deposits are a significant portion of our deposit base, realized results which are different from our modeled projections and the underlying assumptions could materially affect our results of operations.
Liquidity Risk
We and/or the holders of our securities could be adversely affected by unfavorable rating actions from rating agencies.
Our ability to access the capital markets is important to our overall funding profile. This access is affected by the ratings assigned by rating agencies to us, certain of our affiliates, and particular classes of securities that we and our banking subsidiary issue. The rates that we pay on our securities are also influenced by, among other things, the credit ratings that we, our affiliates, and/or our securities receive from recognized rating agencies. Ratings downgrades to us, our affiliates, or our securities could increase our costs or otherwise have a negative effect on our results of operations or financial condition or the market prices of our securities.
As a regulated entity, we are subject to capital and liquidity requirements that may limit our operations and potential growth.
We are a bank holding company and a financial holding company. As such, we and our subsidiary bank are subject to the comprehensive, consolidated supervision and regulation of the FRB, the OCC and the FDIC, including risk-based and leverage capital ratio requirements, and Basel III liquidity requirements. Capital needs may rise above normal levels when we experience deteriorating earnings and credit quality, and our banking regulators may increase our capital requirements based on general economic conditions and our particular condition, risk profile and growth plans. In addition, we may be required to increase our capital levels even in the absence of actual adverse economic conditions or forecasts as a result of stress testing and capital planning based on hypothetical future adverse economic scenarios. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels. For a summary of the capital rules to which we are subject, see “Capital Standards – Basel Framework” in “Supervision and Regulation” on page 9 of MD&A in this Form 10-K.
Liquidity regulations, including regulations establishing a minimum Liquidity Coverage Ratio (“LCR”) and requiring monthly liquidity stress testing applicable to the Company may impact profitability.
The Company is subject to liquidity regulations, including a requirement that it conduct monthly liquidity stress tests, that require it maintain a modified LCR of at least 100% effective January 1, 2016. The Company’s calculation of the modified LCR indicates that the Company is in compliance with the requirement. Such stress testing is subject to ongoing model and assumptions changes which could affect results.
In order to meet the requirements of these new regulations, the Company expects to continue to hold a higher portion of its assets in High Quality Liquid Assets (“HQLA”) and a lower portion of its assets in loans than was generally the case prior to such regulation. HQLA generally have lower yields than loans of the type made by the Company.
The Company may not be able to utilize the significant deferred tax asset recorded on its balance sheet.
The Company’s balance sheet includes a significant DTA. The largest components of this asset result from additions to our ALLL for purposes of generally accepted accounting principles in excess of loan losses actually taken for tax purposes. Our ability to continue to record this DTA is dependent on the Company’s ability to realize its value through net operating loss carrybacks or future projected earnings. Loss of part or all of this asset would adversely impact tangible capital. In addition, inclusion of this asset in determining regulatory capital is subject to certain limitations. Currently no DTA are disallowed for regulatory purposes either on a consolidated basis or at the Company’s subsidiary bank.
Strategic/Business Risk
Problems encountered by other financial institutions could adversely affect financial markets generally and have indirect adverse effects on us.
The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us. Information security and vendor management processes are in place to actively identify, manage and monitor actual and potential impacts.
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
We have made and are continuing to make significant changes to the Company that include, among other things, the combination of certain of our subsidiary companies into a single entity, other organizational restructurings, efficiency initiatives, and replacement or upgrades of certain core technological systems to improve our control environment, operating efficiency, and results of operations. The ultimate success and completion of these changes, and their effect on the Company, may vary significantly from initial planning, which could materially adversely affect the Company.
During 2013, our Board of Directors approved a significant investment by us to replace our loan and deposit systems and to upgrade our accounting systems. The new integrated system for most of our loans and deposits is expected to employ technology that is a significant improvement over our current systems. These initiatives will be completed in phases to allow for appropriate testing and implementation so as to minimize time delays and cost overruns. In December 2015, the Company consolidated its seven subsidiary banks, a subsidiary trust company, and our service company into a single bank. The Company also decided to make other organizational changes such as the realignment of management responsibilities and the rationalization of support functions, including accounting and risk, and back office operations. Additionally, in June 2015, management announced certain efficiency initiatives to improve operating results and return on equity.
These changes continue to be implemented and some are in their early stages. By their very nature, projections of duration, cost, expected savings, expected efficiencies, and related items are subject to change and significant variability.
We may encounter significant adverse developments in the completion and implementation of these changes. These may include significant time delays, cost overruns, loss of key people, technological problems, processing failures, and other adverse developments. Our ability to attract key employees with appropriate talent to implement these changes may also be challenged. Further, our ability to maintain an adequate control environment may be impacted. Any or all of these issues could result in disruptions to our systems, processes, controls, procedures, and employees, which may adversely impact our customers and our ability to conduct business.
We have plans, policies and procedures designed to prevent or limit the negative effect of these potential adverse developments. However, there can be no assurance that any such adverse developments will not occur or, if they do occur, that they will be adequately remediated. The ultimate effect of any adverse development could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could materially affect the Company, including its control environment, operating efficiency, and results of operations.
Operational/Technology Risks
Catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, floods, and prolonged drought, may adversely affect the general economy, financial and capital markets, specific industries, and the Company.
The Company has significant operations and a significant customer base in Utah, Texas, California and other regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as hurricanes, tornadoes, earthquakes, fires, floods, and prolonged drought. These types of natural catastrophic events at times have disrupted the local economy, the Company’s business and customers, and have posed physical risks to the Company’s property. In addition, catastrophic events occurring in other regions of the world may have an impact on the Company’s customers and in turn on the Company. Although we have business continuity and disaster recovery programs in place, a significant catastrophic event could materially adversely affect the Company’s operating results.
We could be adversely affected by failure in our internal controls.
A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of the Company. We continue to devote a significant amount of effort, time and resources to improving our controls and ensuring compliance with complex accounting standards and regulations. These efforts also include the management of controls to mitigate operational risks for programs and processes across the Company.
We could be adversely affected by financial technology advancements and other non-traditional lending and banking sources.
The ability to successfully remain competitive is dependent upon our ability to maintain a critical technological capability and identify and develop new, value-added products for existing and future customers. Failure to do so could impede our time to market, reduce customer product accessibility and weaken our competitive position.

Our information systems may experience an interruption or security breach.
We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, misappropriation of funds, and theft of proprietary Company or customer data. While we have significant internal resources, policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.
Model Risk
We increasingly use models in the management of the Company, and in particular in the required stress testing and capital plan. There is risk that these models are incorrect or inaccurate in various ways, which can cause us to make non-optimal decisions, and this risk causes the Company to hold additional capital as a buffer against that risk.
We attempt to carefully develop, document, back test, and validate the models used in the management of the Company, including, for example, models used in the management of interest rate and liquidity risk, and those used in projecting stress losses in various segments of our credit and securities portfolios, and projecting net revenue under stress. Models are inherently imperfect for a number of reasons, however, and cannot perfectly predict outcomes. Management decisions based in part on such models, therefore, can be suboptimal. In addition, in determining the Company’s capital needs under stress testing, we attempt to specifically quantify the amounts by which model results could be incorrect, and we hold material additional amounts of capital as a buffer against this “model risk.
Capital/Financial Reporting Risks
Stress testing and capital management under the Dodd-Frank Act may limit our ability to increase dividends, repurchase shares of our stock, and access the capital markets.
Under the CCAR, we are required to submit to the FRB each year our capital plan for the applicable planning horizon, along with the results of required stress tests. Each annual capital plan will, among other things, specify our planned capital actions with respect to dividends, preferred stock redemptions, common stock buybacks or issuances, and similar matters and will be subject to the objection or non-objection by the FRB. Moreover, the CCAR process requires us to analyze the pro forma impact on our financial condition of various hypothetical future adverse economic scenarios selected by us and the FRB. We must maintain or raise capital sufficient to meet our risk management and regulatory expectations under such hypothetical scenarios. In connection with the annual CCAR process, we also participate in the Dodd-Frank Act Stress Tests (“DFAST”) on a semi-annual basis. Under DFAST, a standardized strategy for capital actions (dividend payments held constant and other current capital obligations met) is implemented by all participating banks. As required by the Dodd-Frank Act we also submit stress tests to the OCC for our subsidiary bank because it has assets in excess of $10 billion. Under both CCAR and DFAST, the Federal Reserve uses its proprietary models to analyze the Company’s stressed capital position. The severity of the hypothetical scenarios devised by the FRB and OCC and employed in these stress tests is undefined by law or regulation, and is thus subject solely to the discretion of the regulators. The stress testing and capital planning processes may, among other things, require us to increase our capital levels, limit our dividends or other capital distributions to shareholders, modify our business strategies, or decrease our exposure to various asset classes.
Under stress testing and capital management standards implemented by bank regulatory agencies under the Dodd-Frank Act, we may declare dividends, repurchase common stock, redeem preferred stock and debt, access capital markets for certain types of capital, make acquisitions, and enter into similar transactions only if included in a capital plan to which the FRB has not objected. Any similar transactions not contemplated in our annual capital plan, other than those with an inconsequential impact on actual or projected capital, may require a new stress test and capital plan, which is subject to FRB non-objection. These requirements may significantly limit our ability to respond to and take advantage of market developments.
Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to the Company.
The Company and its subsidiary bank must maintain certain risk-based and leverage capital ratios, as required by its banking regulators, which can change depending upon general economic conditions, hypothetical future adverse economic scenarios, and the particular conditions, risk profiles and growth plans of the Company and its subsidiary bank. Compliance with capital requirements may limit the Company’s ability to expand and has required, and may require, the Company or its subsidiaries to raise additional capital, or may require additional capital investment from the Parent. These uncertainties and risks, including those created by legislative and regulatory uncertainties, may increase the Company’s cost of capital and other financing costs.
We could be adversely affected by accounting, financial reporting, and regulatory and compliance risk.
The Company is exposed to accounting, financial reporting, and regulatory/compliance risk. The Company provides to its customers, invests in, and uses for its own capital, funding, and risk management needs, a number of complex financial products and services. Estimates, judgments, and interpretations of complex and changing accounting and regulatory policies are required in order to provide and account for these products and services. Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and conditions. The level of regulatory/compliance oversight has been heightened in recent periods as a result of rapid changes in regulations that affect financial institutions. The administration of some of these regulations and related changes has required the Company to comply before their formal adoption. Therefore, identification, interpretation and implementation of complex and changing accounting standards as well as compliance with regulatory requirements pose an ongoing risk.
Our results of operations depend upon the performance of our subsidiaries.
We are a holding company that conducts substantially all of our operations through our banking subsidiary and other subsidiaries. The Parent receives substantially all of its revenues from dividends from its subsidiaries and primarily from its subsidiary bank. These dividends are a principal source of funds to pay dividends on our common and preferred stock and interest and principal on our debt. We and certain of our subsidiaries experienced periods of unprofitability or reduced profitability during the most recent recession of 2007-2009. The ability of the Company and its subsidiary bank to pay dividends is restricted by regulatory requirements, including profitability and the need to maintain required levels of capital. Lack of profitability or reduced profitability exposes us to the risk that regulators could restrict the ability of our subsidiary bank to pay dividends. It also increases the risk that the Company may have to establish a “valuation allowance” against its net DTA or have that asset disallowed for regulatory capital purposes.
The ability of our subsidiary bank to pay dividends or make other payments to us is also limited by its obligations to maintain sufficient capital and by other general regulatory restrictions on its dividends. If it does not satisfy these regulatory requirements, we may be unable to pay dividends or interest on our indebtedness. The OCC, the primary regulator of our subsidiary bank, has issued policy statements generally requiring insured banks to pay dividends only out of current earnings. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, which could include the payment of dividends, such authority may take actions requiring that such bank refrain from the practice. Payment of dividends could also be subject to regulatory limitations if a subsidiary bank were to become “under-capitalized” for purposes of the applicable federal regulatory “prompt corrective action” regulations.
The value of our goodwill may decline in the future.
As of December 31, 2015, the Company had $1 billion of goodwill that was allocated to Amegy, CB&T and Zions Bank. If the fair value of a reporting unit is determined to be less than its carrying value, the Company may have to take a charge related to the impairment of its goodwill. Such a charge would occur if the fair value of the Company’s net assets improves at a faster rate than the market value of our reporting units, or if the Company was to experience increases in the book value of a reporting unit in excess of the increase in the fair value of equity of a reporting unit. A significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of the Company’s common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate the Company taking charges in the future related to the impairment of its goodwill. Future regulatory actions could also have a material impact on assessments of the appropriateness of the goodwill carrying value. If the Company was to conclude that a future write-down of its goodwill is necessary, it would record the appropriate charge, which could have a material adverse effect on the Company’s results of operations.
Legal/Compliance Risks
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
The Dodd-Frank Act has material implications for the Company and the entire financial services industry. The Dodd-Frank Act places significant additional regulatory oversight and requirements on financial institutions, particularly those with more than $50 billion of assets, including the Company. In addition, among other things, the Dodd-Frank Act:

•	affects the levels of capital and liquidity with which the Company must operate and how it plans capital and liquidity levels;

•	subjects the Company to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	impacts the Company’s ability to invest in certain types of entities or engage in certain activities;

•	impacts a number of the Company’s business strategies;

•	requires us to incur the cost of developing substantial heightened risk management policies and infrastructure;

•	regulates the pricing of certain of our products and services and restricts the revenue that the Company generates from certain businesses;

•	subjects the Company to capital planning actions, including stress testing or similar actions and timing expectations for capital raising;

•	subjects the Company to supervision by the CFPB, with very broad rule-making and enforcement authorities;

•	grants authority to state agencies to enforce state and federal laws against national banks;

•	subjects the Company to new and different litigation and regulatory enforcement risks; and

•	limits the manner and amount in which compensation is paid to executive officers and employees generally.
The Company and the entire financial services industry have incurred and will continue to incur substantial personnel, systems, consulting, and other costs in order to comply with new regulations promulgated under the Dodd-Frank Act, particularly with respect to stress testing and risk management. Some aspects of the Dodd-Frank Act continue to be subject to rulemaking, many of the rules that have been adopted will take effect over several additional years, and many of the rules that have been adopted may be subject to interpretation and clarification, and accordingly, the impact of such regulatory changes cannot be presently determined. Individually and collectively, regulations adopted under the Dodd-Frank Act may materially adversely affect the Company’s and the financial services industry’s business, financial condition (including the Company’s ability to compete effectively with less regulated financial services providers), and results of operations.

Other legislative and regulatory actions taken now or in the future may have a significant adverse effect on our operations and earnings.
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
Reputational Risk
The company is presented with various reputational risk issues that could stem from operational, compliance and legal risks.
A Reputational Risk Council was established to monitor, manage and develop strategies to effectively manage reputational risk which includes, but is not limited to, addressing communication logistics, legal and regulatory issues.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC’s staff 180 days or more before the end of the Company’s fiscal year relating to its periodic or current reports filed under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES
At December 31, 2015, the Company operated 450 domestic branches, of which 280 are owned and 170 are leased. The Company also leases its headquarters in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance and taxes. For additional information regarding leases and rental payments, see Note 17 of the Notes to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS
The information contained in Note 17 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ on February 16, 2016 was $21.68 per share.
The following schedule sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on NASDAQ:

	2015		2014
	High	Low	High	Low

1st Quarter	$28.72	$23.72	$33.33	$27.82
2nd Quarter	33.03	26.20	31.87	27.65
3rd Quarter	32.42	26.42	30.89	27.44
4th Quarter	31.18	26.22	29.93	25.02
During 2015, the Company purchased $176 million of its Series I preferred stock pursuant to a cash tender offer. During 2014, the Company issued $525 million of common stock, which consisted of approximately 17.6 million shares at a price of $29.80 per share. Net of commissions and fees, this issuance added approximately $516 million to common stock.
See Note 13 of the Notes to Consolidated Financial Statements for further information regarding equity transactions during 2014 and 2015.
As of February 16, 2016, there were 4,813 holders of record of the Company’s common stock.
EQUITY CAPITAL AND DIVIDENDS
We have 4,400,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2015, 66,139, 143,750, 171,827, 126,221, 125,224, and 195,152 of preferred shares series A, F, G, H, I, and J respectively, have been issued and are outstanding. In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid quarterly or semiannually in arrears. The preferred stock redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. All of the outstanding series of preferred stock are registered with the SEC. In addition, Series A, F, G, and H preferred stock are listed and traded on the New York Stock Exchange. See Note 13 of the Notes to Consolidated Financial Statements for further information regarding the Company’s preferred stock.
The frequency and amount of common stock dividends paid during the last two years are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2015	$0.04	$0.06	$0.06	$0.06
2014	0.04	0.04	0.04	0.04
The Company’s Board of Directors approved a dividend of $0.06 per common share payable on February 25, 2016 to shareholders of record on February 18, 2016. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition, and regulatory approvals.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

SHARE REPURCHASES
The following schedule summarizes the Company’s share repurchases for the fourth quarter of 2015:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

October	942	$27.84	—	$—
November	7,176	29.97	—	—
December	100	30.22	—	—
Fourth quarter	8,218	29.73	—

[1]
Represents common shares acquired from employees in connection with the Company’s stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the vesting of restricted stock and restricted stock units, and the exercise of stock options, under the “withholding shares” provision of an employee share-based compensation plan.

PERFORMANCE GRAPH
The following stock performance graph compares the five-year cumulative total return of Zions Bancorporation’s common stock with the Standard & Poor’s 500 Index and the KBW Bank Index, both of which include Zions Bancorporation. The KBW Bank Index is a market capitalization-weighted bank stock index developed and published by Keefe, Bruyette & Woods, Inc., a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 24 geographically diverse stocks representing national money center banks and leading regional financial institutions. The stock performance graph is based upon an initial investment of $100 on December 31, 2010 and assumes reinvestment of dividends.

PERFORMANCE GRAPH FOR ZIONS BANCORPORATION
INDEXED COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	2010	2011	2012	2013	2014	2015

Zions Bancorporation	100.0	67.3	88.7	124.7	119.4	115.2
KBW Bank Index	100.0	76.8	102.2	140.8	154.0	154.7
S&P 500	100.0	102.1	118.4	156.8	178.2	180.7

ITEM 6.	SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

(Dollar amounts in millions, except per share amounts)	2015/2014 Change	2015	2014	2013	2012	2011
For the Year
Net interest income	+2%	$1,715.3	$1,680.0	$1,696.3	$1,731.9	$1,756.2
Noninterest income	-26%	377.1	508.6	337.4	419.9	498.2
Total revenue	-4%	2,092.4	2,188.6	2,033.7	2,151.8	2,254.4
Provision for loan losses	+141%	40.0	(98.1)	(87.1)	14.2	74.5
Noninterest expense	-4%	1,600.5	1,665.3	1,714.4	1,595	1,658.6
Impairment loss on goodwill	—%	—	—	—	1.0	—
Income before income taxes	-27%	451.9	621.4	406.4	541.6	521.3
Income taxes	-36%	142.4	222.9	142.9	193.4	198.6
Net income	-22%	309.5	398.5	263.5	348.2	322.7
Net loss applicable to noncontrolling interests	—%	—	—	(0.3)	(1.3)	(1.1)
Net income applicable to controlling interest	-22%	309.5	398.5	263.8	349.5	323.8
Net earnings applicable to common shareholders	-24%	246.6	326.6	294.0	178.6	153.4

Per Common Share
Net earnings – diluted	-29%	1.20	1.68	1.58	0.97	0.83
Net earnings – basic	-29%	1.20	1.68	1.58	0.97	0.83
Dividends declared	+38%	0.22	0.16	0.13	0.04	0.04
Book value [1]	+4%	32.67	31.35	29.57	26.73	25.02
Market price – end		27.30	28.51	29.96	21.40	16.28
Market price – high		33.03	33.33	31.40	22.81	25.60
Market price – low		23.72	25.02	21.56	16.40	13.18

At Year-End
Assets	+4%	59,670	57,209	56,031	55,512	53,149
Net loans and leases	+1%	40,650	40,064	39,043	37,670	37,257
Deposits	+5%	50,374	47,848	46,363	46,134	42,878
Long-term debt	-25%	817	1,092	2,274	2,337	1,954
Shareholders’ equity:
Preferred equity	-17%	829	1,004	1,004	1,128	2,377
Common equity	+5%	6,679	6,366	5,461	4,924	4,608
Noncontrolling interests	—%	—	—	—	(3)	(2)

Performance Ratios
Return on average assets		0.53%	0.71%	0.48%	0.66%	0.63%
Return on average common equity		3.75%	5.42%	5.73%	3.76%	3.32%
Tangible return on average tangible common equity		4.55%	6.70%	7.44%	5.18%	4.72%
Net interest margin		3.19%	3.26%	3.36%	3.57%	3.77%

Capital Ratios [1]
Equity to assets		12.58%	12.88%	11.54%	10.90%	13.14%
Common equity tier 1 (Basel III), tier 1 common (Basel I) [2]		12.22%	11.92%	10.18%	9.80%	9.57%
Tier 1 leverage [2]		11.26%	11.82%	10.48%	10.96%	13.40%
Tier 1 risk-based capital [2]		14.08%	14.47%	12.77%	13.38%	16.13%
Total risk-based capital [2]		16.12%	16.27%	14.67%	15.05%	18.06%
Tangible common equity		9.63%	9.48%	8.02%	7.09%	6.77%
Tangible equity		11.05%	11.27%	9.85%	9.15%	11.33%

Selected Information
Average common and common-equivalent shares (in thousands)		203,698	192,789	184,297	183,236	182,605
Common dividend payout ratio		18.30%	9.56%	8.20%	4.14%	4.80%
Full-time equivalent employees		10,200	10,462	10,452	10,368	10,606
Commercial banking offices		450	460	469	480	486

[1]	At year-end.

[2]	For 2015, ratios are based on Basel III. For years prior to 2015, ratios are based on Basel I.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY
Company Overview
Zions Bancorporation (“the Parent”) and its subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) together comprise a $60 billion financial holding company headquartered in Salt Lake City, Utah. The Company is considered a “systemically important financial institution” under the Dodd-Frank Act.

•	As of December 31, 2015, the Company was the 23rd largest domestic bank holding company in terms of deposits and is included in the S&P 500 and NASDAQ Financial 100 indices.

•
At December 31, 2015, the Company had banking operations through 450 domestic branches in eleven Western and Southwestern states. Additionally, the Company currently has, and is further developing, numerous online product offerings to support customer banking preferences in the digital era of banking.

•
The Company has been awarded numerous “Excellence” awards by Greenwich Associates, having received 31 awards for the 2015 survey; only four U.S. banks have been awarded more than 10 excellence awards since the inception of the survey.

•
The Company has been awarded numerous “Best Brand Awards” for Small Business and Middle Market Banking in 2015 and 2014. The Company has also been awarded numerous national and several regional “Excellence” awards for Small Business and Middle Market Banking in 2014.

•	The long term strategy of the Company is driven by four key factors:

◦	We focus our banking business in geographies representing growth markets in the Western United States.

◦
We strive to maintain a local community bank-like approach for customer-facing elements of our business by giving a significant degree of autonomy in product offerings and pricing to our regional management teams. Management believes this provides a meaningful competitive advantage over larger national banks whose loan and deposit products are often homogeneous.

◦
Relative to smaller community banks, we believe the Company generally achieves greater economies of scale and stronger risk management. We believe that scale gives us superior access to capital markets, more robust treasury management and other product capabilities than smaller community banks.

◦	We centralize or oversee centrally many non-customer facing operations, such as risk and capital management, and technology and back office operations.

•
During 2015, we took significant actions to positively improve the Company’s risk profile, including selling the remaining CDO portfolio, purchasing HQLA securities, reducing long term debt and preferred stock, and reducing our oil and gas-related credit exposure.

•
In December 2015, the Company consolidated its various banking charters into a single charter in order to simplify the corporate structure and remove associated costs; however, we will continue to emphasize our locally-oriented leadership structure and the power of our strong local brands in each market we serve.

•	The Company announced in 2015 various initiatives designed to substantially improve profitability and announced in 2013 various initiatives to substantially upgrade its technology platform.

•	The Company’s various measures of capital, credit quality, and liquidity generally rank within the top quartile of regional bank peers.

•	Revenues and profits are primarily derived from commercial customers and the Company also emphasizes mortgage banking, wealth management and brokerage services.

MANAGEMENT’S OVERVIEW OF 2015 PERFORMANCE
The Company reported net earnings applicable to common shareholders for 2015 of $246.6 million or $1.20 per diluted common share compared to $326.6 million or $1.68 per diluted common share for 2014. The decline in net income in 2015 was primarily due to the sale of the Company’s remaining CDO portfolio, $574 million at amortized cost, as the Company sold these non-core assets with asymmetric risk characteristics. While we are encouraged with the 2015 results, net income and returns on capital are still lower than the Company’s objectives. The 2015 results were due to risk reduction actions, major operational initiatives, and operating results.
Major Initiative Announced in 2015
In June 2015, we announced a corporate restructuring, in conjunction with a series of significant changes, designed to substantially improve customer experience (e.g., faster turnaround times), simplify our corporate structure and operations, and drive positive operating leverage. Key elements of the announcement included:

•	Consolidation of bank charters from seven to one while maintaining local leadership, local product pricing, and local brands. The consolidation of the bank charters occurred on December 31, 2015.

•	Creation of a Chief Banking Officer position, with responsibility for retail banking, wealth management, and residential mortgage lending.

•	Consolidation of risk functions and other non-customer facing operations, while emphasizing local credit decision making.

•	Investment in building technology to meet the demands of a rapidly changing information technology environment.
Financial Performance Targets
Following are the targeted financial performance outcomes of these organizational changes, and associated operational and technological initiatives with some brief comments regarding current performance against these measures:

•
Achieve an adjusted efficiency ratio in the low 60s by fiscal year 2017, driven by expense and revenue initiatives detailed below; the announced target assumes a slight increase in interest rates. Our efficiency ratio for the second half of 2015 was 69.6%, which met our goal to keep the efficiency ratio less than 70% during the second half of 2015. We are committed to achieving an efficiency ratio of less than 66% in 2016. See “GAAP to Non-GAAP Reconciliations” on page 76 for more information regarding the calculation of the adjusted efficiency ratio.

•
Increase returns on tangible common equity over the long term to double digit levels. For the fourth quarter of 2015, the tangible return on average tangible common equity was 6.20%, compared to 6.05% for the third quarter 2015, and 4.95% for the fourth quarter of 2014 (see “GAAP to Non-GAAP Reconciliations” on page 76 for more information regarding the calculation of the tangible return on average tangible common equity).

•
Maintain adjusted noninterest expense below $1.6 billion in 2015 and 2016, although increasing somewhat in 2017; this target excludes those same expense items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 76 for more information regarding the calculation of the efficiency ratio). For 2015 adjusted noninterest expense was $1.58 billion and we are committed to keeping noninterest expense below $1.6 billion in 2016.

•
Achieve annual gross pretax cost savings of $120 million from operational expense initiatives by fiscal year 2017, which include overhauling technology, consolidating legal charters, and improving operating efficiency across the Company. At year-end 2015 we had achieved more than 50% of the $120 million of cost savings.

Our initiatives are designed to make the Company a more efficient organization that drives positive operating leverage, simplifies the corporate structure and operations, and improves customer experience. The increase in operating leverage is expected to come through increased revenue from growth in loans, deployment of cash to mortgage-backed securities, increased use of interest rate swaps, improvement in core fee income, and disciplined expense management.

If successfully implemented, these initiatives should ultimately produce better revenue and expense trajectories, improve profitability, and drive stronger investor returns.
Risk Management Actions in 2015
During 2015, the Company underwent a significant balance sheet restructuring which contributed to overall changes in its risk profile. The restructuring included the following actions:

•	We reduced risk by selling the remaining non-core securities CDO portfolio, which is expected to improve the Company’s results under stressful economic conditions.

•
We improved our earning asset mix with the purchase of HQLA securities of $4.8 billion while maintaining asset sensitivity. This boosted current earnings significantly as compared to the alternative of holding the deposits in cash. This action also should improve the Company’s revenue stability under stressful economic conditions.

•	We reduced long term debt by $275 million, or 25%, which reduced interest expense, and tendered $176 million of preferred stock which improved net earnings to common shareholders.

•	We actively managed oil and gas-related credit exposure, resulting in a reduction of approximately $1 billion, or 17%, during 2015.
Areas Experiencing Strength in 2015
Net interest income, which is more than three-quarters of our revenue, improved by $35.3 million as compared to 2014. We reduced long-term debt by $275 million through redemptions at maturity which reduced interest expense by approximately $54.5 million and will continue to benefit net interest income in 2016. Additionally, we increased the investment securities portfolio substantially in 2015, purchasing several billion dollars of government agency securities which resulted in a $24.3 million increase in interest income. This action should improve both the Company’s revenue stability under future stressful economic scenarios and current earnings significantly as compared to the alternative of holding money market investments.
Noninterest income from customer-related fees in the fourth quarter of 2015 increased approximately 4% from the prior year period. This increase was due to increased commercial credit card fees and fees generated on sales of swaps to clients.
Adjusted noninterest expense was held to our articulated goal of less than $1.6 billion (see “GAAP to Non-GAAP Reconciliations” on page 76 for more information regarding the calculation of the efficiency ratio and which expenses are excluded in arriving at adjusted noninterest expense). During the year, we cut consulting expenses by approximately $13 million, or 34%, and took additional steps necessary to meet our aforementioned expense target.
We successfully completed a tender offer for preferred stock, reducing preferred equity by $176 million. Our 2015 capital plan, which runs through the second quarter of 2016, allows for an additional use of up to $120 million of cash for preferred stock redemptions, subject to the generation of retained earnings in approximately that amount subsequent to September 30, 2015.
Tangible book value per common share improved by 5.5% to $27.63 at December 31, 2015, compared to $26.23 at December 31, 2014, due to increased retained earnings and a reduction in AOCI due to CDO sales (see “GAAP to Non-GAAP Reconciliations” on page 76 for more information regarding the calculation of tangible book value per common share).
Areas Experiencing Challenges in 2015

•
Loan growth – Loans increased on a net basis by $586 million, or 1.5%, compared to December 31, 2014, including increases of $387 million in CRE term loans and $181 million in 1-4 family residential loans. We continued to manage the concentration of construction and land development loans, which declined by $144 million during 2015. We also continued to experience runoff and attrition in our National Real Estate group owner occupied loan portfolio, which is not expected to continue at the same pace in 2016, in addition to a strategic reduction in our oil and gas-related credit exposure.

•
Net Interest Margin (“NIM”) – Our NIM declined to 3.19% in 2015 from 3.26% in 2014, which was primarily due to a reduction in FDIC-supported loan income as that portfolio continues to wind down, competitive pricing pressure, and improvement in the underlying quality of our borrowers’ financial condition. Nevertheless, our NIM continued to remain reasonably strong relative to other peer banks.

•
Energy credit quality – The overall credit quality of our loan portfolio remained strong, but, as expected, the credit quality of our oil and gas-related portfolio deteriorated. At December 31, 2015, approximately $66.2 million, or 2.5%, of the oil and gas-related loan balances were nonaccruing, compared to approximately $16.6 million, or 0.5% at December 31, 2014. As part of our risk management efforts, we reduced our total oil and gas-related credit exposure to $4.8 billion, a reduction of approximately $1 billion, or 17%, during 2015.

Areas of Focus for 2016
In 2016, we are focused on improving Company profitability and returns on equity with initiatives across the enterprise. Major areas of emphasis include:
Business activities:

•	Stabilize and improve NIM by continuing to incrementally deploy the Company’s excess cash into higher-yielding, short-to-medium duration HQLA, which was begun in the latter half of 2014.

•	Act on our commitment to achieve an efficiency ratio of less than 66% and hold adjusted noninterest expense below $1.6 billion in 2016 through expense management discipline.

•	Focus on revenue growth opportunities by continuing to:

◦	emphasize loan growth, particularly through continued strong business lending and additional growth in residential mortgage lending; and

◦	further increase fee income.
Additional improvements in the capital structure:

•	Reduce the percentage of preferred equity and possibly further reduce debt;

•	Increase the return on- and of-capital to shareholders.
Credit:

•
Maintain strong levels of asset quality. We expect oil and gas loans to experience some further deterioration, although losses are currently expected to be manageable; however, we expect credit quality metrics in other segments of the loan portfolio to remain relatively stable.

Operations:

•	Accelerate positive operating leverage from:

◦	further investment and implementation in previously announced major upgrades to the Company’s systems; and

◦	streamlining and simplifying operations as a result of the efficiency initiatives and charter consolidation.

Schedule 1 presents the key drivers of the Company’s performance during 2015 and 2014.
Schedule 1
KEY DRIVERS OF PERFORMANCE
2015 COMPARED TO 2014

Driver	2015	2014	Change better/(worse)

	(Amounts in billions)
Average net loans and leases	$40.2	$39.5	2%
Average money market investments	8.3	8.2	1%
Average total securities	5.8	4.1	41%
Average noninterest-bearing deposits	21.4	19.6	9%
Average total deposits	48.6	46.3	5%

	(Amounts in millions)
Net interest income	$1,715.3	$1,680.0	2%
Provision for loan losses	40.0	(98.1)	(141)%
Noninterest income	377.1	508.6	(26)%
Noninterest expense	1,600.5	1,665.3	4%

Nonaccrual loans	350	307	(14)%

Net interest margin	3.19%	3.26%	(7)bps
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned [1]	0.87%	0.81%	(6)bps
Ratio of total allowance for credit losses to net loans and leases outstanding	1.68%	1.71%	3 bps
1 Includes loans held for sale.

RESULTS OF OPERATIONS
Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of our revenue. For 2015, taxable-equivalent net interest income was $1,733.2 million, compared to $1,696.2 million and $1,711.9 million, in 2014 and 2013, respectively. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all years presented.
Net interest margin in 2015 vs. 2014
The NIM was 3.19% and 3.26% for 2015 and 2014, respectively. The decrease resulted primarily from lower yields on loans and reduced interest income from FDIC-supported loans. The impact of these items was partially offset by lower yields and balances on our long-term debt and a change in the mix of interest-earning assets as cash held in money market investments was transitioned to term investment securities.
Even though our average loan portfolio was $649 million higher during 2015, compared to 2014, the average interest rate earned on the loan portfolio was 18 bps lower than it was in 2014. The resulting decline in interest income was primarily caused by reduced interest income on loans purchased from the FDIC in 2009, as those acquired portfolios were successfully managed down, and new loans being originated at lower yields than those that prepaid or matured.
The average balance of available-for-sale (“AFS”) securities for 2015 increased by $1.7 billion or 49.2%, compared to 2014, and the average yield in 2015 was 24 bps lower than in 2014. The decline in the average yield and the changes in the average balance are a result of changes in the composition of the AFS portfolio and the yields of the securities sold and purchased. Beginning in the second half of 2014 we started purchasing U.S. agency pass-through securities in order to increase our holdings of HQLA and to alter the mix of our interest-earning assets. These increases were partially offset by CDO sales and paydowns.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised 43.9% of average total deposits for 2015, compared to 42.4% for 2014. Average interest-bearing deposit balances increased by 2.3% in 2015 compared to 2014; additionally, the rate paid declined by 1 bps to 18 bps.
The average balance of long-term debt was $790 million lower for 2015 compared to 2014. The reduced balance was the result of tender offers, early calls and maturities. The average interest rate on long-term debt for 2015 decreased by 8 bps compared to 2014. This is due to the maturity of higher cost long-term debt in the latter part of 2015. On September 15, 2015 and November 16, 2015 respectively, there was $112 million of 6.0% and $124 million of 5.5% subordinated and convertible debt notes that matured. The total effective cost of this debt was approximately 15% during 2015. The higher effective cost for the debt that matured was due to the amortization of debt discount. We continue to look for opportunities to manage down the cost of funds. Refer to the “Liquidity Risk Management” section beginning on page 68 for more information.
During 2015, most of our cash in excess of that needed to fund earning assets was held in money market investments, primarily deposits with the Federal Reserve Bank. Average money market investments were 15.2% of total interest-earning assets, compared to 15.8% in the prior year.
Net interest margin in 2014 vs. 2013
The NIM was 3.26% and 3.36% for 2014 and 2013, respectively. The decrease resulted primarily from lower yields on loans and AFS investment securities. The impact of these items was partially offset by lower yields and balances on our long-term debt.
Even though our average loan portfolio was $1.4 billion higher during 2014, compared to 2013, the average interest rate earned on those assets was 4.39%, which is 38 bps lower than the comparable prior year rate. This decline in interest income was primarily caused by (1) reduced interest income on loans acquired with FDIC assistance in 2009, as those acquired portfolios were successfully managed down, (2) adjustable rate loans originated in the past resetting to lower rates due to the current repricing index being lower than the rate when the loans were originated, and (3) loans originated at lower rates than the weighted average rate of the existing portfolio. The primary reasons for the narrowing of credit and interest rate spreads was a combination of competitive pricing pressures and improved customer credit, which were the result of a more stable economic environment than compared to prior years; a portion of the narrowing of the spreads may be attributed to the improved fundamental condition of our borrowers, such as stronger earnings and improved leverage ratios.
The average held-to-maturity (“HTM”) securities portfolio was $609 million during 2014, compared to $762 million during the same prior year period. During the fourth quarter of 2013, we reclassified a substantial portion of our CDO securities from HTM to AFS as a result of the impact of the VR. The average yield earned during 2014 on HTM securities was 36 bps higher than the yield in 2013, primarily due to the reclassification of CDO securities into the AFS portfolio during the fourth quarter of 2013 that have a lower yield than the remaining securities in the HTM portfolio.
The average balance of AFS securities for 2014 increased by $365 million, or 11.7%, compared to 2013, and the average yield in 2014 was 15 bps lower than in 2013. The increase in AFS securities was due primarily to purchases of approximately $1 billion par amount of agency pass-through securities. The yield was also impacted by the sale of $913 million amortized cost of our CDO securities during 2014.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised 42.4% of average total deposits for 2014, compared to 39.7% for 2013. Average interest-bearing deposit balances were down 2.5% in 2014 compared to 2013; however, the rate paid declined by 3 bps to 19 bps, thus continuing the difficulty to reduce deposit costs further as these costs approach zero.

During 2014, we reduced long-term debt by $1.2 billion as a result of tender offers, early calls, and redemptions at maturity, including $835 million during the third quarter of 2014. These actions led to a decrease of $463 million, or 20.3%, of our average long-term debt outstanding in 2014 compared to 2013. The average interest rate paid on long-term debt for 2014 decreased by 138 bps compared to 2013. Refer to the “Liquidity Risk Management” section beginning on page 68 for more information.
During 2014, most of our cash in excess of that needed to fund earning assets was invested in money market assets, primarily deposits with the Federal Reserve Bank. Average money market investments were 15.8% of total interest-earning assets, compared to 17.4% in the prior year.

See “Interest Rate and Market Risk Management” on page 63 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.
Interest rate spreads
The spread on average interest-bearing funds was 2.99% for both 2015 and 2014, and 3.02% for 2013. The spread on average interest-bearing funds for 2015 and 2014 was affected by the same factors that had an impact on the NIM.
We expect the mix of interest-earning assets to continue to change over the next several quarters due to slight-to-moderate loan growth in the commercial and industrial and consumer portfolios, accompanied by somewhat less growth in CRE loans, and partially offset by continued attrition in the oil and gas portfolio. In addition, as discussed below, we are incrementally investing in short-to-medium duration U.S. agency pass-through securities that qualify as HQLA; over time we expect these investments to reduce the proportion of earning assets in money market investments, and increase the proportion of AFS securities. Average yields on the loan portfolio may continue to experience modest downward pressure due to competitive pricing and growth in lower-yielding residential mortgages; however, we expect this pressure to be somewhat less compared to the prior two years. We believe that some of the downward pressure on the NIM will be mitigated by lower interest expense on reduced levels of long-term debt due to maturities that occurred towards the end of 2015. We also believe we can offset some of the pressure on the NIM through loan growth, redeployment of cash held in money market investments to term investment securities, and employment of interest rate swaps designated as cash flow hedges.
We expect to remain “asset-sensitive” (which refers to net interest income increasing as a result of a rising interest rate environment) with regard to interest rate risk. In response to new liquidity and liquidity stress-testing regulations, which elevate, relative to historic levels, the proportion of HQLA we will be required to hold, we decided in the second half of 2014 to begin deploying cash into short-to-medium duration U.S. agency pass-through securities. During 2015, we purchased HQLA securities of $4.8 billion at amortized cost, increasing HQLA securities by $4.0 billion after paydowns and payoffs during the year, and we are continuing these purchases. Over time these purchases are expected to somewhat reduce our asset sensitivity compared to previous periods. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, which are a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience due to the prolonged period of very low interest rates. Further detail on interest rate risk is discussed in “Interest Rate Risk” on page 63.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

Schedule 2
DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY
AVERAGE BALANCE SHEETS, YIELDS AND RATES

	2015			2014
(Amounts in millions)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$8,252	$23.2	0.28%	$8,215	$21.4	0.26%
Securities:
Held-to-maturity	581	29.5	5.08	609	32.1	5.27
Available-for-sale	5,181	100.0	1.93	3,472	75.3	2.17
Trading account	64	2.2	3.46	61	2.0	3.22
Total securities	5,826	131.7	2.26	4,142	109.4	2.64
Loans held for sale	125	4.5	3.61	128	4.6	3.63
Loans and leases [2]
Commercial	21,419	903.2	4.22	21,125	922.6	4.37
Commercial Real Estate	10,178	453.5	4.46	10,337	483.7	4.68
Consumer	8,574	335.3	3.91	8,060	327.5	4.06
Total Loans and leases	40,171	1,692.0	4.21	39,522	1,733.8	4.39
Total interest-earning assets	54,374	1,851.4	3.40	52,007	1,869.2	3.59
Cash and due from banks	642			894
Allowance for loan losses	(607)			(690)
Goodwill	1,014			1,014
Core deposit and other intangibles	21			31
Other assets	2,606			2,634
Total assets	$58,050			$55,890
LIABILITIES
Interest-bearing deposits:
Saving and money market	$24,619	38.8	0.16	$23,532	37.0	0.16
Time	2,274	9.8	0.43	2,490	11.5	0.46
Foreign	379	0.7	0.18	642	1.2	0.18
Total interest-bearing deposits	27,272	49.3	0.18	26,664	49.7	0.19
Borrowed funds:
Federal funds purchased and other short-term borrowings	235	0.4	0.14	223	0.3	0.11
Long-term debt	1,021	68.5	6.71	1,811	123.0	6.79
Total borrowed funds	1,256	68.9	5.48	2,034	123.3	6.06
Total interest-bearing liabilities	28,528	118.2	0.41	28,698	173.0	0.60
Noninterest-bearing deposits	21,366			19,610
Other liabilities	592			554
Total liabilities	50,486			48,862
Shareholders’ equity:
Preferred equity	983			1,004
Common equity	6,581			6,024
Controlling interest shareholders’ equity	7,564			7,028
Noncontrolling interests	—			—
Total shareholders’ equity	7,564			7,028
Total liabilities and shareholders’ equity	$58,050			$55,890
Spread on average interest-bearing funds			2.99%			2.99%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,733.2	3.19%		$1,696.2	3.26%
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

2013			2012			2011
Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

$8,850	$23.4	0.26%	$7,931	$21.1	0.27%	$5,357	$13.8	0.26%

762	37.4	4.91	774	42.3	5.47	818	44.7	5.47
3,107	72.2	2.32	3,047	94.2	3.09	3,895	89.6	2.30
32	1.1	3.29	24	0.7	3.13	58	2.0	3.45
3,901	110.7	2.84	3,845	137.2	3.57	4,771	136.3	2.86
147	5.3	3.64	186	6.6	3.53	146	5.7	3.94

20,186	940.8	4.66	19,394	991.6	5.11	19,006	1,074.4	5.65
10,386	556.4	5.36	10,533	575.6	5.47	11,088	644.5	5.81
7,537	320.4	4.25	7,110	325.0	4.57	6,802	334.1	4.91
38,109	1,817.6	4.77	37,037	1,892.2	5.11	36,896	2,053.0	5.56
51,007	1,957.0	3.84	48,999	2,057.1	4.20	47,170	2,208.8	4.68
1,014			1,101			1,055
(830)			(986)			(1,272)
1,014			1,015			1,015
44			60			78
2,693			3,090			3,364
$54,942			$53,279			$51,410

$22,891	39.8	0.17	$22,061	52.3	0.24	$21,476	84.8	0.39
2,792	15.8	0.57	3,208	23.1	0.72	3,750	35.6	0.95
1,662	3.3	0.20	1,493	4.7	0.31	1,515	8.1	0.53
27,345	58.9	0.22	26,762	80.1	0.30	26,741	128.5	0.48

278	0.3	0.11	499	1.4	0.28	832	6.7	0.80
2,274	185.9	8.17	2,234	225.2	10.08	1,913	297.2	15.54
2,552	186.2	7.29	2,733	226.6	8.29	2,745	303.9	11.07
29,897	245.1	0.82	29,495	306.7	1.04	29,486	432.4	1.47
17,974			16,669			14,533
583			604			521
48,454			46,768			44,540

1,360			1,768			2,257
5,130			4,745			4,614
6,490			6,513			6,871
(2)			(2)			(1)
6,488			6,511			6,870
$54,942			$53,279			$51,410
		3.02%			3.16%			3.21%
	$1,711.9	3.36%		$1,750.4	3.57%		$1,776.4	3.77%

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

Schedule 3
ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2015 over 2014			2014 over 2013
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments	$0.1	$1.7	$1.8	$(1.6)	$(0.4)	$(2.0)
Securities:
Held-to-maturity	(1.4)	(1.2)	(2.6)	(7.5)	2.2	(5.3)
Available-for-sale	33.0	(8.3)	24.7	7.9	(4.8)	3.1
Trading account	—	0.2	0.2	0.9	—	0.9
Total securities	31.6	(9.3)	22.3	1.3	(2.6)	(1.3)
Loans held for sale	(0.1)	—	(0.1)	(0.7)	—	(0.7)
Loans and leases[2]
Commercial	11.7	(31.1)	(19.4)	40.5	(58.7)	(18.2)
Commercial Real Estate	(7.5)	(22.7)	(30.2)	(2.4)	(70.3)	(72.7)
Consumer	20.1	(12.3)	7.8	21.5	(14.4)	7.1
Total loans and leases	24.3	(66.1)	(41.8)	59.6	(143.4)	(83.8)
Total interest-earning assets	55.9	(73.7)	(17.8)	58.6	(146.4)	(87.8)

INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	1.2	0.6	1.8	0.3	(3.1)	(2.8)
Time	(0.9)	(0.8)	(1.7)	(1.3)	(3.0)	(4.3)
Foreign	(0.5)	—	(0.5)	(1.8)	(0.3)	(2.1)
Total interest-bearing deposits	(0.2)	(0.2)	(0.4)	(2.8)	(6.4)	(9.2)
Borrowed funds:
Federal funds purchased and other short-term borrowings	—	0.1	0.1	—	—	—
Long-term debt	(53.0)	(1.5)	(54.5)	(31.4)	(31.5)	(62.9)
Total borrowed funds	(53.0)	(1.4)	(54.4)	(31.4)	(31.5)	(62.9)
Total interest-bearing liabilities	(53.2)	(1.6)	(54.8)	(34.2)	(37.9)	(72.1)
Change in taxable-equivalent net interest income	$109.1	$(72.1)	$37.0	$92.8	$(108.5)	$(15.7)
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

Provisions for Credit Losses
The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based on the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments (“RULC”) at an adequate level based on the inherent risks associated with such commitments. In determining adequate levels of the allowance and reserve, we perform periodic evaluations of our various loan portfolios, the levels of actual charge-

offs, credit trends, and external factors. See Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 50 for more information on how we determine the appropriate level for the ALLL and the RULC.

During the past few years, we have experienced an improvement in credit quality metrics; however, recently we have experienced deterioration in credit quality metrics associated with oil and gas-related loans at Amegy. Overall credit quality metrics for 2015 compared to 2014 deteriorated moderately. Gross loan and lease charge-offs increased to $138.9 million in 2015, compared to $106.2 million in 2014. Additionally, we had gross recoveries of $100.3 million in 2015, compared to $64.0 million in 2014.

Nonperforming assets increased to $357 million at December 31, 2015 from $326 million at December 31, 2014. The ratio of nonperforming assets to loans and leases and other real estate owned (“OREO”) increased to 0.87% at December 31, 2015 from 0.81% at December 31, 2014. Classified loans increased to $1.4 billion at December 31, 2015 from $1.1 billion at December 31, 2014. Approximately 87% of classified loans at December 31, 2015 were current as to principal and interest payments, compared to 83% at December 31, 2014. Classified loans are loans with well-defined credit weaknesses that are risk graded Substandard or Doubtful.

The allowance for loan losses increased by approximately $1.4 million since December 31, 2014, due to deterioration within the oil and gas portfolio, which offset improvements in credit quality metrics outside of the oil and gas portfolio. This resulted in a provision of $40.0 million in 2015, compared to a provision of $(98.1) million for 2014. The negative provision in 2014 was due to the continued improvement in portfolio-specific credit quality metrics and sustained improvement in broader economic and credit quality indicators up to that point. We continue to exercise caution with regard to the appropriate level of the allowance for loan losses, given the state of the economy and the sensitivity of the oil and gas loan portfolio to energy prices. Refer to the “Oil and Gas-Related Exposure” section on page 52 for more information.

During 2015, we recorded a $(6.2) million provision for unfunded lending commitments compared to $(8.6) million in 2014. The negative provision recognized in 2015 is primarily due to the funding of one large impaired letter of credit, partially offset by deterioration in the oil and gas-related portfolio. The negative provision recognized in 2014 was primarily due to significant improvement in portfolio-specific credit quality metrics, sustained improvement in broader economic and credit quality indicators, and changes in the portfolio mix. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, funding, and changes in credit quality.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For 2015, noninterest income was $377.1 million compared to $508.6 million in 2014 and $337.4 million in 2013.

Schedule 4 presents a comparison of the major components of noninterest income for the past three years.
Schedule 4
NONINTEREST INCOME

(Amounts in millions)	2015	Percent change	2014	Percent change	2013

Service charges and fees on deposit accounts	$168.4	0.1%	$168.3	(1.6)%	$171.0
Other service charges, commissions and fees	206.8	6.6	194.0	5.4	184.0
Wealth management income	31.2	2.0	30.6	2.3	29.9
Capital markets and foreign exchange	25.7	13.7	22.6	(19.6)	28.1
Dividends and other investment income	30.1	(31.0)	43.6	(5.4)	46.1
Loan sales and servicing income	30.7	5.5	29.1	(23.6)	38.1
Fair value and nonhedge derivative loss	(0.1)	99.1	(11.4)	37.4	(18.2)
Equity securities gains, net	11.9	(11.9)	13.5	58.8	8.5
Fixed income securities gains (losses), net	(138.7)	(1,433.7)	10.4	458.6	(2.9)
Impairment losses on investment securities	—	—	—	100.0	(188.6)
Less amounts recognized in other comprehensive income	—	—	—	(100.0)	23.5
Net impairment losses on investment securities	—	—	—	100.0	(165.1)
Other	11.1	40.5	7.9	(55.9)	17.9
Total	$377.1	(25.9)	$508.6	50.7	$337.4
Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees, increased by $12.8 million compared to 2014. The increase was primarily a result of higher interchange fees and fees generated on sales of swaps to clients, partially offset by a decline in loan fees. In 2014, other service charges commissions and fees increased by $10.0 million compared to 2013. Most of the increase can be attributed to higher interchange fees, which increased by approximately $13 million in 2014, primarily due to increased numbers of commercial card customers and increased usage of those cards. This was offset by a decrease of approximately $3 million in exchange and other fees.

Loan sales and servicing income remained relatively flat, increasing only 5.5%, in 2015 compared to 2014. Income from loan sales and servicing remained low in 2015 and 2014 compared to prior periods as the Company is continuing to retain more of its loan production than in previous years. Loan sales and servicing income decreased by $9.0 million in 2014 compared to 2013. The decrease was mainly caused by decreased income from residential mortgage loan sales in 2014, compared to 2013. In 2014, the Company and the industry experienced a reduction in the volume of new residential loan originations primarily for refinanced mortgages. In response, we decided to retain more newly-originated loans on our balance sheet rather than sell them, in order to fund them using some of our excess balance sheet liquidity to improve net interest income.

Capital markets and foreign exchange income includes trading income, public finance fees, foreign exchange income, and other capital market related fees. In 2015, capital markets and foreign exchange income increased by $3.1 million due to an increase of approximately $3.4 million in bond origination fees. In 2014, capital markets and foreign exchange income decreased by $5.5 million due primarily to a $1.8 million decrease in trading income and a $1.7 million decrease in bond origination fees from clients due to lower levels of financing activity.

Dividends and other investment income declined by $13.5 million in 2015 compared to 2014 primarily as a result of write-downs on certain PEIs. In 2014 dividends and other investment income declined by $2.5 million compared to 2013.

Fair value and nonhedge derivative loss improved by $11.3 million in 2015 compared to 2014 primarily as a result of not having any fees associated with the total return swap (“TRS”) that was terminated effective April 28, 2014 and an improvement in the derivative fair value credit adjustments. In 2014, fair value and nonhedge derivative loss improved by $6.8 million compared to 2013 primarily as a result of the termination of the TRS, partially offset by losses on derivative fair value credit adjustments.

During 2015 we recorded $11.9 million of equity securities gains, compared to $13.5 million in 2014 and $8.5 million in 2013. The decrease in 2015 was primarily a result of decreased income from our non-SBIC investments, partially offset by an increase in gains related to our SBIC investments. The increase in 2014 was driven by unrealized gains related to appreciation of our SBIC equity investments.

In 2015 we recorded a fixed income securities loss of $138.7 million compared to a gain of $10.4 million in 2014. During the second quarter of 2015, we sold the remaining portfolio of our CDO securities, or $574 million at amortized cost, and realized net losses of approximately $137 million. The fixed income securities gain of $10.4 million in 2014 was primarily from paydowns and payoffs of the CDO securities.

Other noninterest income increased by $3.2 million in 2015 compared to 2014 primarily as a result from the gain on sale of a branch in California. Other noninterest income decreased by $10.0 million in 2014, primarily due to gains in 2013 related to certain loans, which had been purchased from failed banks covered by FDIC loss-sharing agreements, as well as gains from branch deposit and asset sales.

Noninterest Expense
Noninterest expense decreased by 3.9% to $1,600.5 million in 2015, compared to $1,665.3 million in 2014. In 2014 we redeemed considerable amounts of our long-term debt and incurred debt extinguishment costs that were significantly higher than those incurred during 2015. Other noninterest expense also decreased by approximately $39.5 million in 2015 primarily as a result of reductions in write-downs of the FDIC indemnification asset. Fees related to professional and legal services declined by $15.6 million in 2015 due to a decline in consulting fees. These decreases in expense were partially offset by a $16.3 million, or 1.7%, increase in salaries and employee benefits in 2015 as a result of an increase in employee base salaries.
Schedule 5 presents a comparison of the major components of noninterest expense for the past three years.

Schedule 5
NONINTEREST EXPENSE

(Amounts in millions)	2015	Percent change	2014	Percent change	2013

Salaries and employee benefits	$972.7	1.7%	$956.4	4.8%	$912.9
Occupancy, net	119.5	3.3	115.7	3.0	112.3
Furniture, equipment and software	123.2	6.9	115.3	8.2	106.6
Other real estate expense	(0.6)	50.0	(1.2)	(170.6)	1.7
Credit-related expense	28.5	1.4	28.1	(16.9)	33.8
Provision for unfunded lending commitments	(6.2)	27.9	(8.6)	49.7	(17.1)
Professional and legal services	50.4	(23.6)	66.0	(2.9)	68.0
Advertising	25.3	0.8	25.1	7.3	23.4
FDIC premiums	34.4	6.8	32.2	(15.3)	38.0
Amortization of core deposit and other intangibles	9.3	(14.7)	10.9	(24.3)	14.4
Debt extinguishment cost	2.5	(94.4)	44.4	(63.1)	120.2
Other	241.5	(14.1)	281.0	(6.4)	300.2
Total	$1,600.5	(3.9)	$1,665.3	(2.9)	$1,714.4

Salaries and employee benefits increased by $16.3 million, or 1.7%, in 2015 compared to 2014. The increase in base salaries resulted, in part, from increased headcount related to our major systems projects and build-out of our enterprise risk management and stress testing functions, partially offset by reductions elsewhere. Staff involved in those projects tend to be in more highly compensated roles than positions in which reductions occurred. Our headcount decreased from 10,462 FTE employees to 10,200 as of December 31, 2015. During 2015, we incurred severance costs of approximately $11 million compared to approximately $9 million in 2014. Salaries and employee benefits increased by 4.8% in 2014 compared to 2013 for similar reasons to those in 2015.

Schedule 6
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2015	Percent change	2014	Percent change	2013

Salaries and bonuses	$828.5	1.8%	$814.2	5.3%	$773.4
Employee benefits:
Employee health and insurance	58.1	7.8	53.9	10.2	48.9
Retirement	33.4	(4.6)	35.0	(10.3)	39.0
Payroll taxes and other	52.7	(1.1)	53.3	3.3	51.6
Total benefits	144.2	1.4	142.2	1.9	139.5
Total salaries and employee benefits	$972.7	1.7	$956.4	4.8	$912.9

Full-time equivalent employees at December 31	10,200	(2.5)	10,462	0.1	10,452

Furniture, equipment and software expense increased by $7.9 million in 2015, compared to 2014. The increase was primarily due to an increase in amortization of purchased software and an increase in our maintenance agreements as a result of our continued investment in the business. Furniture, equipment and software expense increased by $8.7 million in 2014, compared to 2013. The increase was due to an increase in our maintenance agreements, added licenses, and contract renewals for a variety of vendors.

Professional and legal services decreased in 2015 by $15.6 million, or 23.6%, from 2014. The decrease was due to a decline in consulting fees primarily related to our CCAR submission. In 2014, fees related to professional and legal services declined by $2.0 million, or 2.9%, due a decline in legal fees, partially offset by an increase in consulting fees.

FDIC premiums increased by $2.2 million, or 6.8%, in 2015 compared to 2014. FDIC premiums decreased in 2014 by $5.8 million, or 15.3%, from 2013. Most of the decrease in 2014 was due to reduced assessment rates resulting from improved credit quality of our loan portfolio and improved capital adequacy.

The FDIC has proposed a change in deposit insurance assessments that implements a Dodd-Frank Act provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the FDIC insurance fund to 1.35% of insured deposits by the end of 2018, after it reaches a 1.15% reserve ratio. If the rule is finalized, it may go into effect in the first half of 2016, and is expected to increase our FDIC assessment by approximately $5-$10 million per year.

In both 2015 and 2014, we reduced long-term debt through tender offers, early calls, and maturities. The tender offers in 2014 resulted in debt extinguishment cost of $44.4 million, compared to $2.5 million in 2015. In 2013, we incurred $120.2 million of debt extinguishment cost due the extinguishment of several long-term debt instruments. For more information, see Note 12 of the Notes to the Consolidated Financial Statements.

Other noninterest expense decreased by $39.5 million in 2015, compared to 2014, and by $19.2 million in 2014, compared to 2013. The decline is primarily the result of decreased write-downs of the FDIC indemnification asset and an increased amount of insurance recoveries. The balance of FDIC-supported loans declined significantly in 2014.

In 2015, we held adjusted noninterest expense below $1.6 billion and plan to do the same in 2016, with a slight increase to noninterest expense in 2017. The expense items that we exclude from the targeted noninterest expense of

$1.6 billion are the same as those excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 76 for more information regarding the calculation of the efficiency ratio).

Income Taxes
Income tax expense was $142.4 million in 2015, $222.9 million in 2014, and $142.9 million in 2013. Our effective income tax rates, including the effects of noncontrolling interests, were 31.5% in 2015, 35.9% in 2014, and 35.1% in 2013. The tax expense rates for all tax years were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance. The rate reductions in 2014 were offset by the reduction in the amount of tax credits generated and the inclusion of approximately $3 million of tax-related interest expense in income tax expense on the financial statements. The interest paid related to various notices and to the closure of various federal and state audits. Further, the tax rate in 2015 decreased significantly as a result of the Company’s investments in alternative energy and technology initiatives.

We had a net DTA balance of approximately $203 million at December 31, 2015, compared to $224 million at December 31, 2014. The decrease in the net DTA resulted primarily from items related to loan charge-offs in excess of loan loss provisions and fair value adjustments on security sales. The net decrease in DTA was partially offset by a decrease in the deferred tax liabilities related to the debt exchange from 2009.

We did not record any additional valuation allowance for GAAP purposes as of December 31, 2015. See Note 14 of the Notes to Consolidated Financial Statements and “Critical Accounting Policies and Significant Estimates” on page 80 for additional information.

Preferred Stock Dividends and Redemption
In 2015, we incurred preferred stock dividends of $62.9 million, a decrease of $9.0 million from 2014. In 2014, we incurred preferred stock dividends of $71.9 million, a decrease of $23.6 million from 2013. In November, 2015, we redeemed $176 million of Series I preferred stock pursuant to a cash tender offer announced in October 2015. Assuming no further tender offers, the preferred dividends for 2016 are expected to be $11.7 million in the first and third quarters and $15.1 million in the second and fourth quarters, respectively. However, the Company’s 2015 capital plan, which runs through the second quarter of 2016, allows for an additional use of up to $120 million of cash for preferred stock redemptions subject to retained earnings levels. See further details in Note 13 of the Notes to Consolidated Financial Statements.

BUSINESS SEGMENT RESULTS
Following the close of business on December 31, 2015, we completed the merger of our subsidiary banks with and into Zions First National Bank. Subsequently, Zions First National Bank changed its legal name to ZB, National Association. We continue to manage our banking operations under our existing brand names and business segments, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. As discussed in the “Executive Summary” on page 25, most of the lending and other decisions affecting customers are made at the local level. The accounting policies of the individual segments are the same as those of the Company. We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. Due to the charter consolidation, we are moving to an internal funds transfer pricing allocation system to report results of operations for business segments. Note 21 of the Notes to Consolidated Financial Statements contains selected information from the respective balance sheets and statements of income for all segments.

During 2015, our banking operations experienced improved financial performance. Common areas of financial performance experienced at various levels of the segments include:

•	increased loan balances, primarily at CB&T, NBAZ, and Vectra;

•	improvements in credit quality, which, with the exception of oil and gas-related exposures, resulted in reductions of the ALLL; and

•	increased growth in customer deposit balances, primarily at CB&T, NSB and Vectra.

Schedule 7
SELECTED SEGMENT INFORMATION

(Amounts in millions)	Zions Bank			Amegy			CB&T
	2015	2014	2013	2015	2014	2013	2015	2014	2013
KEY FINANCIAL INFORMATION
Total assets	$19,744	$19,079	$18,590	$14,062	$13,888	$13,620	$12,187	$11,340	$10,923
Total deposits	16,900	16,633	16,257	11,634	11,491	11,199	10,520	9,707	9,328
Net income applicable to controlling interests	149.4	220.4	224.6	44.8	93.2	127.4	106.2	101.3	140.1
Net interest margin	3.31%	3.40%	3.55%	3.16%	3.12%	3.27%	3.62%	4.05%	4.73%
CREDIT QUALITY
Provision for loan losses	$(28.3)	$(58.5)	$(40.5)	$91.3	$32.2	$4.2	$(4.4)	$(20.1)	$(16.7)
Net loan and lease charge-offs	10.3	13.0	19.7	22.2	22.8	23.8	10.1	5.5	(4.1)
Ratio of net charge-offs to average loans and leases	0.08%	0.11%	0.16%	0.22%	0.24%	0.27%	0.12%	0.06%	(0.05)%
Allowance for loan losses	$180	$219	$290	$223	$154	$144	$81	$96	$123
Ratio of allowance for loan losses to net loans and leases, at year-end	1.46%	1.78%	2.37%	2.20%	1.53%	1.57%	0.92%	1.13%	1.43%
Nonperforming lending-related assets	$108.9	$82.6	$143.7	$115.7	$78.8	$79.9	$42.3	$88.7	$109.9
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.88%	0.67%	1.16%	1.14%	0.78%	0.86%	0.48%	1.04%	1.28%
Accruing loans past due 90 days or more	$4.3	$2.2	$2.0	$2.5	$1.7	$0.3	$24.1	$24.7	$36.9
Ratio of accruing loan past due 90 days or more to net loans and leases	0.03%	0.02%	0.02%	0.02%	0.02%	—%	0.27%	0.29%	0.43%

(Amounts in millions)	NBAZ			NSB			Vectra			TCBW
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
KEY FINANCIAL INFORMATION
Total assets	$5,024	$4,771	$4,579	$4,441	$4,096	$3,980	$3,310	$2,999	$2,571	$1,198	$970	$1,010
Total deposits	4,369	4,133	3,931	4,035	3,690	3,590	2,889	2,591	2,178	986	816	845
Net income applicable to controlling interests	42.0	46.5	43.9	31.5	22.3	18.8	15.7	21.4	21.4	14.2	1.0	7.9
Net interest margin	3.43%	3.67%	3.76%	2.78%	2.95%	2.99%	3.40%	3.99%	4.26%	3.09%	3.42%	3.31%
CREDIT QUALITY
Provision for loan losses	$7.9	$(21.5)	$(15.0)	$(28.3)	$(20.9)	$(12.0)	$4.7	$(8.4)	$(4.9)	$(2.9)	$(0.9)	$(2.3)
Net loan and lease charge-offs	10.1	0.4	6.2	(17.3)	0.2	3.1	3.7	0.9	2.5	(0.4)	(0.6)	0.2
Ratio of net charge-offs to average loans and leases	0.26%	0.01%	0.17%	(0.74)%	0.01%	0.14%	0.16%	0.04%	0.12%	(0.05)%	(0.08)%	0.03%
Allowance for loan losses	$38	$40	$62	$43	$54	$75	$33	$32	$42	$8	$10	$10
Ratio of allowance for loan losses to net loans and leases, at year-end	0.97%	1.07%	1.67%	1.87%	2.22%	3.25%	1.34%	1.39%	1.83%	1.08%	1.42%	1.51%
Nonperforming lending-related assets	$46.8	$28.8	$49.1	$19.2	$21.2	$29.5	$22.8	$19.1	$34.4	$1.3	$6.4	$6.2
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	1.20%	0.77%	1.31%	0.84%	0.88%	1.28%	0.92%	0.82%	1.50%	0.18%	0.90%	0.90%
Accruing loans past due 90 days or more	$0.1	$0.1	$0.1	$—	$0.5	$0.7	$1.0	$—	$0.3	$—	$—	$—
Ratio of accruing loans past due 90 days or more to net loans and leases	—%	—%	—%	—%	0.02%	0.03%	0.04%	—%	0.01%	—%	—%	—%
The above amounts do not include intercompany eliminations.

Zions Bank
Zions Bank is headquartered in Salt Lake City, Utah, and is primarily responsible for conducting operations in Utah, Idaho, and Wyoming. If it were a separately chartered bank, it would be the 4th largest full-service commercial bank in Utah and the 4th largest in Idaho, as measured by domestic deposits in these states. Zions Bank conducts the largest portion of our Capital Markets operations, which include Zions Direct, Inc., fixed income securities trading, correspondent banking, public finance, and trust and investment advisory services.
Within Zions Bank, the National Real Estate group is a wholesale business that generally sources loans from other community banks across the country. Such loans are generally low loan-to-value owner occupied loans, but also include non-owner occupied CRE term loans.
Zions Bank net income decreased by $71.0 million, or 32.2%, during 2015 primarily as a result of losses on CDO sales and an increase in the provision for loan losses. The loan portfolio increased by $83 million during 2015, which consisted of increases of $269 million in commercial loans and $20 million in consumer loans, partially offset by a decrease of $206 million in CRE loans. The decline in CRE loans was mainly the result of a reduction in the National Real Estate construction and term loan portfolios. Nonperforming lending-related assets increased 31.8% due primarily to increases in nonaccrual loans in the commercial and industrial and commercial owner occupied portfolio. Total deposits at December 31, 2015 were 1.6% higher than at December 31, 2014. The NIM in 2015 decreased to 3.31% from 3.40% in 2014.

Amegy Bank
Amegy Bank is headquartered in Houston, Texas. If it were a separately chartered bank, it would be the 9th largest full-service commercial bank in Texas as measured by domestic deposits in the state.

Amegy’s net income decreased by $48.4 million, or 51.9%, in 2015. The decline in net income is mainly due to a $59.1 million increase in the provision for loan losses, primarily for its oil and gas-related loans. See Schedule 16 and discussion of our “Oil and Gas-Related Exposure” on page 53 for more information. Despite the decline in the oil and gas-related portfolio, Amegy has been able to achieve marginal loan portfolio growth, resulting in a $38 million increase from the prior year. During 2015, commercial loans decreased by $572 million, and CRE loans and consumer loans increased by $307 million, and $303 million, respectively. As a result of the oil and gas-related exposure, the credit quality of Amegy’s loan portfolio declined during 2015, and the ratio of allowance for loan losses to net loans and leases increased to 2.20% at December 31, 2015 from 1.53% a year earlier. During 2015, nonperforming lending-related assets increased by 46.8%. Deposits increased by 1.2% from 2014 to 2015. The NIM for Amegy in 2015 increased to 3.16% from 3.12% in 2014, primarily due to recoveries of previously charged-off commercial loans.

California Bank & Trust
California Bank & Trust is headquartered in San Diego, California. If it were a separately chartered bank, it would be the 16th largest full-service commercial bank in California as measured by domestic deposits. Its core business is built on relationship banking by providing commercial, real estate and consumer lending, depository services, international banking, cash management, and community development services.
CB&T’s net income increased by $4.9 million, or 4.8%, in 2015 due to an increase in noninterest income and a decrease in noninterest expense. CB&T’s loan portfolio increased by $302 million in 2015 from the prior year. During 2015, CRE loans grew by $170 million, commercial loans increased by $232 million, while consumer loans declined by $100 million. The credit quality of CB&T’s loan portfolio continues to improve, and the ratio of allowance for loan losses to net loans and leases declined to 0.92% at December 31, 2015 from 1.13% a year earlier. Deposits at December 31, 2015 were $10.5 billion, or 8.4%, higher than at December 31, 2014. CB&T’s NIM for 2015 decreased to 3.62% from 4.05% in 2014.

National Bank of Arizona
National Bank of Arizona is headquartered in Phoenix, Arizona. If it were a separately chartered bank, it would be the 5th largest full-service commercial bank in Arizona as measured by domestic deposits in the state.
NBAZ had net income of $42.0 million in 2015, a $4.5 million or 9.7% decrease from 2014. During 2015, the loan portfolio increased by $159 million, including $199 million in commercial loans, partially offset by decreases of $25 million in CRE loans and $15 million in consumer loans. The credit quality of NBAZ’s loan portfolio continues to improve, and the ratio of allowance for loan losses to net loans and leases declined to 0.97% at December 31, 2015 from 1.07% a year earlier. Deposits at December 31, 2015 were 5.7% higher than a year earlier. The NIM for 2015 was 3.43% compared to 3.67% in 2014.

Nevada State Bank
Nevada State Bank is headquartered in Las Vegas, Nevada. If it were a separately chartered bank, it would be the 5th largest full-service commercial bank in Nevada as measured by domestic deposits in the state. NSB focuses on serving small and mid-sized businesses as well as retail consumers, with an emphasis on relationship banking.
In 2015, NSB had net income of $31.5 million, compared to $22.3 million in 2014. NSB’s loans declined by $136 million during 2015, including $141 million in commercial loans and $15 million in CRE loans, partially offset by an increase of $20 million in consumer loans. The credit quality of NSB’s loan portfolio improved significantly, and the ratio of allowance for loan losses to net loans and leases was 1.87% and 2.22% at December 31, 2015 and 2014, respectively. During 2015, NSB experienced net loan recoveries of $17.3 million, primarily related to the term loan portfolio, compared to net loan and lease charge-offs of $0.2 million in 2014. Nonperforming lending-related assets declined 9.4% from the prior year. Deposits at December 31, 2014 were 9.3% higher than a year earlier. The NIM for NSB in 2015 decreased to 2.78% from 2.95% in 2014.

Vectra Bank Colorado
Vectra Bank Colorado is headquartered in Denver, Colorado. If it were a separately a chartered bank, it would be the 7th largest full-service commercial bank in Colorado as measured by domestic deposits in the state.
In 2015, Vectra’s net income declined to $15.7 million from $21.4 million in 2014 primarily as a result of an increase in the provision related to Vectra’s oil and gas-related credit exposure. During 2015, total loans increased by $148 million, including $78 million in consumer loans, $56 million in commercial loans, and $14 million in CRE loans. The credit quality of Vectra’s loan portfolio continued to improve, and the ratio of allowance for loan losses to net loans and leases decreased to 1.34% at December 31, 2015 from 1.39% a year earlier. Deposits at December 31, 2015 were 11.5% higher than a year earlier. The NIM for Vectra in 2015 decreased to 3.40% from 3.99% in 2014.

The Commerce Bank of Washington
The Commerce Bank of Washington is headquartered in Seattle, Washington. It operates in Washington through a single office under the Commerce Bank of Washington name and in Portland, Oregon, under The Commerce Bank of Oregon name. Its business strategy focuses on serving the financial needs of commercial businesses, including professional services firms. TCBW has been successful in serving the greater Seattle/Puget Sound and Portland regions without requiring extensive investments in a traditional branch network. It has been innovative in effectively utilizing couriers, bank by mail, remote deposit image capture, and other technologies.
TCBW net income for 2015 was $14.2 million compared to $1.0 million in 2014. The loan portfolio decreased by $9 million, including $8 million decrease in commercial loans and $2 million decrease in CRE loans, with $1 million increase in consumer loans.
Nonperforming lending-related assets decreased $5 million, and the ratio of allowance for loan losses decreased from 1.42% to 1.08% in 2015. Deposits at December 31, 2015 were 20.8% higher than a year earlier. The NIM for TCBW decreased from 3.42% in 2014 to 3.09% in 2015.
TCBW’s 2014 results were adversely affected by settlement of a legal matter relating to claims brought against TCBW in connection with a customer and a number of associated investment funds using the “Meridian” brand name as discussed in further detail in Note 17 of the Notes to Consolidated Financial Statements in the 2014 Form 10-K.

Other Segment
Operating components in the “Other” segment, as shown in Notes 21 and 23 of the Notes to Consolidated Financial Statements, relate primarily to the Parent and eliminations of transactions between segments. The major components at the Parent include net interest income, which includes interest expense on other borrowed funds, net impairment losses on investment securities, and losses from the sale of the remaining CDO portfolio.
Significant changes in 2015 compared to 2014 include $45.3 million increase in net interest income, $47.4 million decrease in noninterest expense primarily due to repurchases, tender offers and redemptions of long-term debt, and $88.6 million decrease in noninterest income.

BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
Schedule 2, which we referred to in our discussion of net interest income, includes the average balances of our interest earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, such as money market investments or securities, while maintaining adequate levels of highly liquid assets. As a result of slower economic growth accompanied by moderate loan demand in previous periods, the Company’s initiative to maintain a higher-yielding mix of interest-earning assets caused us to deploy excess funds into security purchases and redemptions of long term-term debt.
Average interest-earning assets were $54.4 billion in 2015 compared to $52.0 billion in the previous year. Average interest-earning assets as a percentage of total average assets were 93.7% in 2015 and 93.1% in 2014.
Average loans were $40.2 billion in 2015 and $39.5 billion in 2014. Average loans as a percentage of total average assets were 69.2% in 2015 compared to 70.7% in 2014, primarily driven by a change in the mix of interest-earning assets, due to purchases of term investment securities that outpaced loan growth in 2015.
Average money market investments, consisting of interest-bearing deposits and federal funds sold and security resell agreements, increased by 0.5% to $8.3 billion in 2015 compared to $8.2 billion in 2014. Average securities increased by 40.7% from 2014. Average total deposits increased by 5.1% while average total loans increased by 1.6% in 2015 when compared to 2014.

OUTSTANDING LOANS AND DEPOSITS
(at December 31)
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenues for the Company. Refer to the “Liquidity Risk Management” section on page 68 for additional information on management of liquidity and funding and compliance with Basel III and LCR requirements. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 20 of the Notes to Consolidated Financial Statements.

Schedule 8
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2015				December 31, 2014
(In millions)	Par Value	Amortized cost	Carrying value	Estimated fair value	Par Value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$546	$546	$546	$552	$608	$608	$608	$620
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	—	—	89	79	39	57
	546	546	546	552	697	687	647	677
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,233	1,232	1,233	1,233	606	607	601	601
Agency guaranteed mortgage-backed securities	3,810	3,965	3,936	3,936	899	935	945	945
Small Business Administration loan-backed securities	1,741	1,933	1,931	1,931	1,400	1,544	1,552	1,552
Municipal securities	387	417	419	419	187	189	189	189
Other	25	25	23	23
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	—	—	659	538	415	415
Other	—	—	—	—	7	6	6	6
	7,196	7,572	7,542	7,542	3,758	3,819	3,708	3,708
Mutual funds and other	101	101	101	101	137	137	136	136
	7,297	7,673	7,643	7,643	3,895	3,956	3,844	3,844
Total	$7,843	$8,219	$8,189	$8,195	$4,592	$4,643	$4,491	$4,521

The amortized cost of investment securities at December 31, 2015 increased by 77.0% from the balances at December 31, 2014, primarily due to purchases of agency guaranteed mortgage-backed securities. There were additional increases in agency securities and SBA loan-backed securities. These increases were partially offset by the sale of the remaining bank and insurance trust preferred CDO portfolio during the second quarter of 2015.
The investment securities portfolio includes $376 million of net premium almost exclusively from SBA loan-backed securities and agency guaranteed mortgage-backed securities. Recent purchases of these securities have occurred at a premium to the respective par amount. The amortization of these premiums each quarter is dependent upon borrower prepayment behavior. Premium amortization for 2015 was approximately $51 million, compared to approximately $23 million in 2014, and is included in portfolio yields. The increased premium amortization is due to both an increased amount of agency guaranteed mortgage-backed securities and SBA loan-backed securities and changes in prepayment rates of the underlying loans.
During the first quarter of 2015, we reclassified all of the remaining held-to-maturity CDO securities, or approximately $79 million at amortized cost, to AFS securities. See Note 5 of the Notes to Consolidated Financial Statements for further discussion regarding this reclassification.
As of December 31, 2015, under the GAAP fair value accounting hierarchy, 0.8% of the $7.6 billion fair value of the AFS securities portfolio was valued at Level 1, 99.2% was valued at Level 2, and there were no Level 3 AFS securities as a result of the sale of the remaining CDO securities. At December 31, 2014, 2.7% of the $3.8 billion fair value of AFS securities portfolio was valued at Level 1, 86.8% was valued at Level 2, and 10.5% was valued at Level 3. See Note 20 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

Schedule 9 presents the maturities of the different types of investments that we owned and the corresponding average yield as of December 31, 2015 based on amortized cost. Expected maturities, rather than contractual maturities, are shown for SBA securities, agency guaranteed mortgage-backed securities and certain agency and municipal securities. See “Liquidity Risk Management” on page 68 and Notes 1, 5 and 7 of the Notes to Consolidated Financial Statements for additional information about our investment securities and their management.
Schedule 9
MATURITIES AND AVERAGE YIELDS ON SECURITIES
At December 31, 2015

	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
(Amounts in millions)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Held-to-maturity
Municipal securities	$546	5.0%	$64	3.4%	$199	4.4%	$153	5.8%	$130	5.7%
	546	5.0	64	3.4	199	4.4	153	5.8	130	5.7

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,232	2.2	106	2.3	346	2.3	595	2.0	185	2.6
Agency guaranteed mortgage-backed securities	3,965	2.2	534	2.1	1,507	2.1	1,359	2.1	565	2.3
Small Business Administration loan-backed securities	1,933	2.1	387	2.1	922	2.1	442	2.1	182	2.2
Municipal securities	417	2.9	13	2.1	157	2.5	211	3.1	36	3.3
Other	25	5.6	—		—		—		25	5.6
	7,572	2.2	1,040	2.1	2,932	2.2	2,607	2.1	993	2.5
Mutual funds and other	101	0.3	101	0.3	—		—		—
	7,673	2.2	1,141	2.0	2,932	2.2	2,607	2.1	993	2.5
Total	$8,219	2.4	$1,205	2.1	$3,131	2.3	$2,760	2.3	$1,123	2.8
*Taxable-equivalent rates used where applicable.

Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.

Schedule 10 summarizes the Company’s exposure to state and local municipalities.

Schedule 10
MUNICIPALITIES

	December 31,
(In millions)	2015	2014

Loans and leases	$676	$521
Held-to-maturity – municipal securities	546	608
Available-for-sale – municipal securities	419	189
Available-for-sale – auction rate securities	—	5
Trading account – municipal securities	33	53
Unfunded lending commitments	119	58
Total direct exposure to municipalities	$1,793	$1,434

At December 31, 2015, $1 million of loans to one municipality were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and approximately 87% of the outstanding credits were originated by Zions Bank, CB&T, Amegy, and Vectra. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

Growth in municipal exposures came primarily from increases in the municipal AFS securities portfolio consistent with the Company’s initiative to increase securities. AFS securities generally consist of rated securities with investment grade ratings from one or more major credit rating agencies. HTM securities consist of unrated bonds issued by small local government entities. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We have foreign operations as a result of our branch in Grand Cayman, Grand Cayman Islands B.W.I. While deposits in this branch are not subject to FRB reserve requirements, there are no federal or state income tax benefits to the Company or any customers as a result of these operations. Foreign deposits at December 31, 2015 and 2014 were $294 million and $328 million, respectively.

Loans Held for Sale
Loans held for sale, consisting primarily of consumer mortgage and small business loans to be sold in the secondary market, were $150 million at December 31, 2015, compared to $133 million at December 31, 2014. Consumer loans are primarily fixed-rate mortgages that are originated and sold to third parties.

Loan Portfolio
As of December 31, 2015, net loans and leases accounted for 68.1% of total assets compared to 70.0% at the end of 2014. Schedule 11 presents our loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2015. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in a small number of cases, we have hedged the repricing characteristics of our variable-rate loans as more fully described in “Interest Rate Risk” on page 63.

Schedule 11
LOAN PORTFOLIO BY TYPE AND MATURITY

	December 31, 2015				December 31,
(In millions)	One year or less	One year through five years	Over five years	Total	2014	2013	2012	2011
Commercial:
Commercial and industrial	$7,560	$4,267	$1,384	$13,211	$13,163	$12,459	$11,215	$10,422
Leasing	29	323	90	442	409	388	422	380
Owner occupied	467	1,231	5,452	7,150	7,351	7,568	7,781	8,394
Municipal	85	127	464	676	521	449	494	441
Total commercial	8,141	5,948	7,390	21,479	21,444	20,864	19,912	19,637
Commercial real estate:
Construction and land development	711	1,055	76	1,842	1,986	2,193	1,969	2,315
Term	1,292	3,619	3,603	8,514	8,127	8,203	8,362	8,310
Total commercial real estate	2,003	4,674	3,679	10,356	10,113	10,396	10,331	10,625
Consumer:
Home equity credit line	60	41	2,316	2,417	2,321	2,147	2,197	2,210
1-4 family residential	12	117	5,253	5,382	5,201	4,742	4,363	3,932
Construction and other consumer real estate	225	33	127	385	371	325	322	306
Bankcard and other revolving plans	286	17	141	444	401	361	312	298
Other	15	148	24	187	213	208	233	249
Total consumer	598	356	7,861	8,815	8,507	7,783	7,427	6,995
Total net loans	$10,742	$10,978	$18,930	$40,650	$40,064	$39,043	$37,670	$37,257

Loans maturing:
With fixed interest rates	$1,228	$3,706	$3,490	$8,424
With variable interest rates	9,514	7,272	15,440	32,226
Total	$10,742	$10,978	$18,930	$40,650

As of December 31, 2015, net loans and leases were $40.7 billion, reflecting a 1.5% increase from the prior year. The increase is primarily attributable to new loan originations, as well as a decrease in paydowns of existing loans.
Most of the loan portfolio growth during 2015 occurred in municipal, CRE term, 1-4 family residential, and home equity credit line loans (“HECL”). The impact of these increases was partially offset by declines in commercial owner occupied, and CRE construction loans. The loan portfolio increased primarily at CB&T, NBAZ, and Vectra, while balances declined at NSB.
Of the significant increases within the portfolio, municipal loans increased approximately $155 million, CRE term loans increased $388 million, and 1-4 family residential loans increased $181 million, due in part to an increase in loan production. The increase in loans occurred across the Company’s geographic footprint.
Commercial owner occupied loans declined approximately $202 million due to the runoff and attrition of the National Real Estate portfolio at Zions Bank, which is not expected to continue at the same pace in 2016. The National Real Estate business is a wholesale business that depends upon loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
We expect slight-to-moderate overall loan and lease growth during 2016 primarily in consumer and commercial and industrial loans, partially offset by continued attrition from the National Real Estate and oil and gas-related loan portfolios. We also expect to continue to limit construction and land development loan commitment growth for the foreseeable future as part of management’s actions to improve the risk profile of the Company and to reduce portfolio concentration risk.
Loans serviced for the benefit of others increased to $3.0 billion during 2015 from $2.7 billion in 2014.

Since 2009, CB&T and NSB have had loss-sharing agreements with the FDIC that provided indemnification for credit losses of acquired loans and foreclosed assets up to specified thresholds. The last of the agreements for commercial loans, which comprised the major portion of the acquired portfolio, expired as of September 30, 2014. The agreements for 1-4 family residential loans will expire in 2019. In previous periods, the FDIC-supported loan balances were presented separately in schedules within MD&A and in other disclosures, and included purchase credit-impaired (“PCI”) loans, as discussed in Note 6 of the Notes to Consolidated Financial Statements. Due to declining balances, for all periods presented herein, the FDIC-supported/PCI loans have been reclassified to their respective loan segments and classes.

Other Noninterest-Bearing Investments
As part of our initiative to consolidate our charters into a single charter, we will have shares in a single FHLB (Des Moines) and we expect to redeem outstanding shares of the other respective FHLBs, most likely in the second quarter of 2016. Our investment balance in Federal Reserve stock is expected to remain relatively stable. Schedule 12 sets forth our other noninterest-bearing investments.
Schedule 12
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2015	2014

Bank-owned life insurance	$486	$476
Federal Home Loan Bank stock	68	104
Federal Reserve stock	123	121
FARMAC stock	25	26
SBIC investments	113	86
Non-SBIC investment funds	24	44
Others	9	9
	$848	$866
Premises and Equipment
Premises and equipment increased $76 million, or 9.1%, from the prior year primarily due to an increase of $47 million in buildings and $56 million in software, partially offset by an increase in depreciation of $30 million. The capitalized costs associated with buildings were primarily from the development of a new corporate facility for Amegy in Texas. The increase in software was mainly due to the capitalization of eligible costs related to the development of new lending, deposit and reporting systems.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits increased by 5.1% during 2015, with average interest-bearing deposits decreasing by 2.3% and average noninterest-bearing deposits increasing 9.0%. The average interest rate paid for interest-bearing deposits was 1 bp higher in 2015 than in 2014.
Deposits at December 31, 2015, excluding time deposits $100,000 and over and brokered deposits, increased by 5.8%, or $2.7 billion, from December 31, 2014. The increase was mainly due to an increase in noninterest-bearing demand deposits, interest-bearing domestic savings and money market, and foreign deposits, offset by a decrease in time deposits under $100,000.

Demand and savings and money market deposits comprised 95.2% of total deposits at December 31, 2015, compared with 94.3% at December 31, 2014.
During 2015 and 2014, we maintained a relatively low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At December 31, 2015, total deposits included $119 million of brokered deposits compared to $108 million at December 31, 2014.
See Notes 11 and 12 of the Notes to Consolidated Financial Statements and “Liquidity Risk Management” on page 68 for additional information on funding and borrowed funds.

RISK ELEMENTS
Since risk is inherent in substantially all of our operations, management of risk is an integral part of our operations and is also a key determinant of our overall performance. The Board of Directors has appointed a Risk Oversight Committee (“ROC”) that consists of appointed Board members who oversee the Company’s risk management processes. The ROC meets on a regular basis to monitor and review Enterprise Risk Management (“ERM”) activities. As required by its charter, the ROC performs oversight for various ERM activities and approves ERM policies and activities as detailed in the ROC charter.
Management applies various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity, and operational risks. These risks are overseen by the various management committees of which the ERMC is the focal point for the monitoring and review of enterprise risk.
Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from our lending activities, as well as from off-balance sheet credit instruments.

The Board of Directors, through the ROC, is responsible for approving the overall policies relating to the management of the credit risk of the Company. In addition, the ROC oversees and monitors adherence to key policies and the credit risk appetite which is defined in the Risk Appetite Framework. Additionally, the Board has established the Credit Administration Committee (“CAC”), chaired by the Chief Credit Officer and consisting of members of management, to which it has delegated the responsibility for managing credit risk for the company.

Centralized oversight of credit risk is provided through credit policies, credit administration, and credit examination functions at the Parent. We separate the lending function from the credit administration function, which strengthens control over, and the independent evaluation of, credit activities. Formal loan policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions at the local banking affiliate level. In addition, we have a well-defined set of standards for evaluating our loan portfolio, and we utilize a comprehensive loan grading system to determine the risk potential in the portfolio. Furthermore, an independent internal credit examination department periodically conducts examinations of the Company’s lending departments. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan grading administration, and compliance with lending policies. Credit examination reports are submitted to management and to the ROC on a regular basis. New, expanded, or modified products and services, as well as new lines of business, are approved by the New Product Review Committee.

Both the credit policy and the credit examination functions are managed centrally. Emphasis is placed on strong underwriting standards and early detection of potential problem credits in order to develop and implement action plans on a timely basis to mitigate any potential losses.

Our credit risk management strategy includes diversification of our loan portfolio. We attempt to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. Generally, our loan portfolio is well diversified; however, due to the nature of our geographical footprint, there are certain significant concentrations primarily in commercial real estate (“CRE”) and oil and gas-related lending. We have adopted and adhere to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged lending, municipal lending, and oil and gas-related lending. All of these limits are continually monitored and revised as necessary. The recent growth in construction and land development loan commitments is within the established concentration limits. Our business activity is primarily with customers located within the geographical footprint of our banking affiliates.

The credit quality of our loan portfolio slightly deteriorated during 2015. Nonperforming lending-related assets at December 31, 2015 increased by approximately 9.6% from December 31, 2014. Gross charge-offs for 2015 increased to $139 million from $106 million in 2014. However, net charge-offs decreased to $39 million from $42 million for the same periods.

As displayed in Schedule 13, commercial and industrial loans were the largest category and constituted 32.5% of our loan portfolio at December 31, 2015. Construction and land development loans slightly decreased to 4.5% of total loans at December 31, 2015, compared to 5.0% at December 31, 2014.

Schedule 13
LOAN PORTFOLIO DIVERSIFICATION

	December 31, 2015		December 31, 2014
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,211	32.5%	$13,163	32.9%
Leasing	442	1.1	409	1.0
Owner occupied	7,150	17.6	7,351	18.3
Municipal	676	1.7	521	1.3
Total commercial	21,479	52.9	21,444	53.5
Commercial real estate:
Construction and land development	1,842	4.5	1,986	5.0
Term	8,514	21.0	8,127	20.3
Total commercial real estate	10,356	25.5	10,113	25.3
Consumer:
Home equity credit line	2,417	5.9	2,321	5.8
1-4 family residential	5,382	13.2	5,201	13.0
Construction and other consumer real estate	385	0.9	371	0.9
Bankcard and other revolving plans	444	1.1	401	1.0
Other	187	0.5	213	0.5
Total consumer	8,815	21.6	8,507	21.2
Total net loans	$40,650	100.0%	$40,064	100.0%
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of December 31, 2015, the principal balance of these loans was $569 million, and the guaranteed portion was approximately $432 million. Most of these loans were guaranteed by the SBA.

Schedule 14 presents the composition of government agency guaranteed loans.

Schedule 14
GOVERNMENT GUARANTEES

(Amounts in millions)	December 31, 2015	Percent guaranteed	December 31, 2014	Percent guaranteed

Commercial	$536	76%	$539	76%
Commercial real estate	17	77	19	77
Consumer	16	90	17	86
Total loans	$569	76	$575	76
Commercial Lending
Schedule 15 provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.

Schedule 15
COMMERCIAL LENDING BY INDUSTRY GROUP

	December 31, 2015		December 31, 2014
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,355	11.0%	$2,418	11.4%
Manufacturing	2,338	10.9	2,305	10.7
Retail trade	2,025	9.4	1,924	9.0
Mining, quarrying and oil and gas extraction	1,820	8.5	2,277	10.6
Wholesale trade	1,644	7.6	1,638	7.6
Healthcare and social assistance	1,361	6.3	1,347	6.3
Finance and insurance	1,325	6.2	1,168	5.5
Transportation and warehousing	1,219	5.7	1,294	6.0
Construction	1,087	5.1	1,027	4.8
Accommodation and food services	964	4.5	911	4.2
Other services (except Public Administration)	862	4.0	830	3.9
Professional, scientific and technical services	860	4.0	884	4.1
Utilities [1]	775	3.6	576	2.7
Other [2]	2,844	13.2	2,845	13.2
Total	$21,479	100.0%	$21,444	100.0%

[1]	Includes primarily utilities, power, and renewable energy.

[2]	No other industry group exceeds 3%.
Oil and Gas-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil/gas extraction; manufacturing; and transportation and warehousing; contain certain loans we categorized as oil and gas-related. At December 31, 2015 and 2014, we had approximately $4.8 billion and $5.8 billion of total oil and gas-related credit exposure, respectively. The distribution of oil and gas-related loans by customer market segment is shown in Schedule 16.

Schedule 16
OIL AND GAS-RELATED EXPOSURE 1

		% of total oil and gas- related		% of total oil and gas- related
(Amounts in millions)	December 31, 2015		December 31, 2014
Loans and leases
Upstream – exploration and production	$817	31%	$1,052	34%
Midstream – marketing and transportation	621	23	579	19
Downstream – refining	127	5	110	4
Other non-services	44	2	55	2
Oilfield services	784	30	971	31
Energy service manufacturing	229	9	306	10
Total loan and lease balances	2,622	100%	3,073	100%
Unfunded lending commitments	2,151		2,700
Total oil and gas credit exposure	$4,773		$5,773

Private equity investments	$13		$21

Credit quality measures
Criticized loan ratio	30.3%	7.5%
Classified loan ratio	19.7%	4.3%
Nonperforming loan ratio	2.5%	0.5%
Net charge-off ratio, annualized [2]	3.6%	—%

[1]
Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as oil and gas-related, including a particular segment of oil and gas-related activity, e.g., upstream or downstream.

[2]	Calculated as the ratio of annualized net charge-offs from the fourth quarters of 2015 and 2014, respectively, to loan balances at period end 2015 and 2014, respectively.
During 2015, our overall balance of oil and gas-related loans decreased approximately $451 million, or 14.7%, to $2.6 billion, primarily as a result of payoffs and pay-downs; exploration and production loan balances decreased 22.3%, and energy services loan balances declined 20.7%. Unfunded oil and gas-related lending commitments declined by $549 million, or 20.3%. The decline in oil and gas-related credit exposure during 2015 was consistent with expectations, and further attrition over the next several quarters is likely.
As expected, the credit quality of the oil and gas loan portfolio deteriorated during 2015, and will likely continue throughout 2016 due to low energy prices. At December 31, 2015, approximately $66.2 million, or 2.5%, of the oil and gas-related loan balances were nonaccruing, compared to approximately $16.6 million, or 0.5% at December 31, 2014. Approximately 71% of oil and gas-related nonaccruing loans were current as to principal and interest payments at December 31, 2015, up from approximately 62% at December 31, 2014.
Classified oil and gas-related credits increased to $517.5 million at December 31, 2015, from $133.6 million at December 31, 2014. Oil and gas-related loan net charge-offs were $42.5 million for 2015, compared to $8.8 million for 2014. The majority of loan downgrades during 2015 reflected deterioration in the financial condition of oilfield services companies and, to a lesser degree, a small number of downgrades in the upstream portfolio. Further downgrades are likely; however, we currently believe we have established an appropriate reserve for the portfolio. The pattern of a significant increase in graded or classified oil and gas loans as well as the increase in nonaccrual oil and gas loans is generally consistent with prior cycles.
Upstream
Upstream exploration and production loans comprised approximately 31% and 34% of the oil and gas-related loans at December 31, 2015 and December 31, 2014, respectively. Many upstream borrowers have relatively balanced production between oil and gas.

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
Upstream borrowers generally do not draw the maximum available funding on their lines, which provides the borrower additional liquidity and flexibility. The line utilization rate for upstream borrowers was approximately 57% and 58% at December 31, 2015 and December 31, 2014, respectively. This unused commitment gives us the ability in some cases to reduce the borrowing base commitment through the redetermination process without creating a borrowing base deficiency (where outstanding debt exceeds the new borrowing base). Nevertheless, our loan agreements generally require the borrowers to maintain a certain amount of equity. Therefore, if the loan to collateral value exceeds an acceptable limit, we work with the borrowers to reinstate an acceptable collateral-value threshold. As a result of the fall 2015 redetermination of exploration and production oil and gas-related loan borrowing bases, the borrowing base for total exploration and production commitments, including new commitments, declined approximately 21% since the fall 2014 redetermination.
An additional metric we consider in our underwriting is a borrower’s oil and gas price hedging practices. A considerable portion of our reserve-based borrowers are hedged. As of December 31, 2015, of the upstream borrower’s risk-based estimated oil production and gas production projected in 2016, approximately 61% and 43%, respectively, is hedged based on the latest data provided by the borrowers.
Midstream
Midstream marketing and transportation loans comprised approximately 23% and 19% of the oil and gas-related exposure at December 31, 2015 and December 31, 2014, respectively. Loans in this segment are made to companies that gather, transport, treat and blend oil and natural gas, or that provide services to similar companies. The assets owned by these borrowers, which make this activity possible, are field-level gathering systems (small diameter pipe), pipelines (medium/large diameter pipe), tanks, trucks, rail cars, various water-based vessels, and natural gas treatment plants. Our midstream loans are secured by these assets, unless the borrower is rated investment-grade. A significant portion of our midstream borrowers’ revenues are derived from fee-based contracts, giving them limited exposure to commodity price risk. Since lower oil and gas prices slow the drilling and development of new oil and natural gas, but do not normally result in significant numbers of producing wells being shut in, volumes of oil and gas flowing through midstream systems usually remain relatively stable throughout oil and natural gas price cycles.
Energy Services
Energy services loans, which include oilfield services and energy service manufacturing, comprised approximately 39% and 41% of the oil and gas-related exposure at December 31, 2015 and December 31, 2014, respectively. Energy services loans include borrowers that have a concentration of revenues in the energy industry. However, many of these borrowers provide a broad range of products and services to the energy industry and are not subject to the same volatility as new drilling activities. Many of these borrowers are diversified geographically and service both oil and gas-related drilling and production.
For energy services loans, underwriting criteria require lower leverage to compensate for the cyclical nature of the industry. During the underwriting process, we use sensitivity analysis to consider revenue and cash flow impacts resulting from oil and gas price cycles. Generally, we underwrite energy services loans to withstand a 20-50% decline in cash flows, with higher discounts for those borrowers subject to greater cyclicality.

Risk Management of the Oil and Gas-Related Portfolio
We apply concentration limits and disciplined underwriting to the entire oil and gas-related loan portfolio to limit our risk exposure. Concentration limits on oil and gas-related lending, coupled with adherence to our underwriting standards, served to constrain loan growth during the past several quarters. As an indicator of the diversity in the size of our oil and gas-related portfolio, the average amount of our commitments is approximately $7 million, with approximately 64% of the commitments less than $30 million. Additionally, there are instances where we have commitments to a common sponsor which, when combined, would result in higher commitment levels than $30 million. The portfolio contains only senior loans – no junior or second lien positions; additionally, we cautiously approach making first-lien loans to borrowers that employ excessive leverage through the use of junior lien loans or unsecured layers of debt. Approximately 90% of the total oil and gas-related portfolio is secured by reserves, equipment, real estate, and other collateral, or a combination of collateral types.
We participate as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which generally consist of larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is approximately 72% of the upstream portfolio, 72% of the midstream portfolio, and 47% of the energy services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, we provide ancillary banking services to these borrowers, further evidencing this direct relationship.
As a secondary source of support, many of our oil and gas-related borrowers have access to capital markets and private equity sources. Private sponsors tend to be large funds, often with assets under management of more than $1 billion, managed by individuals with a great deal of energy expertise and experience and who have successfully managed energy investments through previous energy price cycles. The investors in the funds are primarily institutional investors, such as large pensions, foundations, trusts, and high net worth family offices.
We expect further downgrades in the oil and gas portfolio, primarily from the oilfield services companies; although, we currently believe we have appropriately reserved for these downgrades. The deterioration of oil and gas-related credits is transpiring consistently with our outlook and expectations from late 2014; although, future energy price volatility may result in further credit deterioration. When establishing the level of the allowance for credit losses(“ACL”), we consider multiple factors, including reduced drilling activity and additional capital raises. During 2015, we increased the ACL on the oil and gas portfolio by approximately $74 million, primarily due to the decline in energy prices, which contributed to an increased provision for loan losses in 2015.

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in Schedule 17.
Schedule 17
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION
At December 31, 2015

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	12/31/2015	$1,094	$2,933	$408	$550	$1,409	$1,243	$268	$609	$8,514	82.2%
% of loan type		12.8%	34.4%	4.8%	6.5%	16.5%	14.6%	3.2%	7.2%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2015	0.1%	0.1%	0.3%	0.1%	0.1%	—%	0.2%	0.2%	0.1%
	12/31/2014	—%	0.1%	—%	0.4%	—%	0.6%	0.3%	0.2%	0.2%
≥ 90 days	12/31/2015	—%	0.5%	1.6%	0.1%	0.1%	0.2%	1.0%	0.9%	0.4%
	12/31/2014	0.1%	0.6%	—%	0.6%	0.1%	0.3%	0.3%	1.0%	0.4%
Accruing loans past due 90 days or more	12/31/2015	$—	$15	$—	$—	$—	$3	$3	$1	$22
	12/31/2014	—	12	—	4	—	3	1	—	20
Nonaccrual loans	12/31/2015	17	4	8	3	1	1	—	6	40
	12/31/2014	2	8	1	1	2	1	—	10	25
Residential construction and land development
Balance outstanding	12/31/2015	$15	$316	$68	$1	$232	$59	$16	$2	$709	6.9%
% of loan type		2.1%	44.6%	9.6%	0.1%	32.7%	8.3%	2.3%	0.3%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2015	—%	—%	—%	—%	0.3%	—%	—%	—%	0.1%
	12/31/2014	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	12/31/2015	—%	—%	—%	—%	0.5%	—%	—%	—%	0.2%
	12/31/2014	—%	—%	—%	—%	2.6%	—%	—%	—%	0.8%
Accruing loans past due 90 days or more	12/31/2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2014	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2015	—	—	—	—	3	—	—	—	3
	12/31/2014	—	—	—	—	7	—	—	—	7
Commercial construction and land development
Balance outstanding	12/31/2015	$83	$212	$78	$33	$482	$173	$28	$44	$1,133	10.9%
% of loan type		7.3%	18.7%	6.9%	2.9%	42.5%	15.3%	2.5%	3.9%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2015	—%	—%	—%	—%	—%	0.1%	—%	—%	—%
	12/31/2014	—%	0.5%	0.1%	—%	0.2%	0.1%	—%	—%	0.2%
≥ 90 days	12/31/2015	—%	—%	—%	—%	0.7%	0.4%	—%	—%	0.4%
	12/31/2014	—%	0.8%	—%	—%	0.9%	—%	—%	—%	0.5%
Accruing loans past due 90 days or more	12/31/2015	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2014	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2015	—	—	—	—	4	—	—	—	4
	12/31/2014	—	2	—	—	4	12	—	—	18
Total construction and land development	12/31/2015	$98	$528	$146	$34	$714	$232	$44	$46	$1,842
Total commercial real estate	12/31/2015	$1,192	$3,461	$554	$584	$2,123	$1,475	$312	$655	$10,356	100.0%

[1]	No other geography exceeds $101 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.

Approximately 24% of the CRE term loans consist of mini-perm loans as of December 31, 2015. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 76% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.

Approximately $142 million, or 12%, of the commercial construction and land development portfolio at December 31, 2015 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements (required equity infusions upon a decline in value of the collateral) are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.

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

Real estate appraisals are ordered and validated independent of the loan officer and the borrower, generally by our internal appraisal review function, which is staffed by licensed appraisers. In some cases, reports from automated valuation services are used. Appraisals are ordered from outside appraisers at the inception, renewal or, for CRE loans, upon the occurrence of any event causing a downgrade to an adverse grade (i.e., “criticized” or “classified”). We increase the frequency of obtaining updated appraisals for adversely graded credits when declining market conditions exist.

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

Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls and, on construction projects, independent progress inspection reports. The receipt of this financial information is monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, loan-by-loan reviews of pass-grade loans for all commercial and residential construction and land development loans are performed semiannually at all affiliates except TCBW, which performs such reviews annually.

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

Due to the oil and gas price volatility, there could be a potential adverse impact on our CRE loan portfolio within Texas. Our largest credit exposures are to the office, multi-family and hospitality sectors in the city of Houston.
Consumer Loans
We have mainly been an originator of first and second mortgages, generally considered to be of prime quality. Historically, our practice has been to sell “conforming” fixed-rate loans to third parties, including Fannie Mae and Freddie Mac, for which we make representations and warranties that the loans meet certain underwriting and collateral documentation standards. It has also been our practice historically to hold variable-rate loans in our portfolio. We actively monitor loan “put-backs” (required repurchases of loans previously sold to Fannie Mae or Freddie Mac due to inadequate documentation or other reasons). Loan put-backs have been minimal over a multiple-year period. We estimate that we do not have any material risk as a result of either our foreclosure practices or loan put-backs and we have not established any reserves related to these items.

We are engaged in HECL lending. At December 31, 2015 and 2014, our HECL portfolio totaled $2.4 billion and $2.3 billion, respectively. Schedule 18 shows the composition of our HECL portfolio by lien status.

Schedule 18
HECL PORTFOLIO BY LIEN STATUS

	December 31,
(In millions)	2015	2014

Secured by first deeds of trust	$1,267	$1,201
Secured by second (or junior) liens	1,149	1,120
Total	$2,416	$2,321

As of December 31, 2015, loans representing approximately 2% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.

Approximately 95% of our HECL portfolio is still in the draw period, and approximately 31% is scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized credit losses for the HECL portfolio were (2) bps and 5 bps, for 2015 and 2014, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.

Nonperforming Assets
Nonperforming lending-related assets as a percentage of loans and leases and OREO increased slightly to 0.87% at December 31, 2015, compared with 0.81% at December 31, 2014.

Total nonaccrual loans at December 31, 2015 increased by $43 million from the prior year, primarily due to deterioration in the oil and gas portfolio. Excluding oil and gas-related loans, nonperforming assets have increased in the CRE term loan class, but have declined in the commercial owner occupied and construction and land development loan classes. The largest total decreases in nonaccrual loans occurred at CB&T.

The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” on page 60 for more information. Company policy does not allow for the conversion of nonaccrual construction and land development loans to CRE term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information.

Schedule 19 sets forth our nonperforming lending-related assets.

Schedule 19
NONPERFORMING LENDING-RELATED ASSETS

(Amounts in millions)	December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans:
Loans held for sale	$—	$—	$—	$—	$18
Commercial:
Commercial and industrial	164	106	101	94	130
Leasing	4	—	1	1	2
Owner occupied	74	87	137	207	242
Municipal	1	1	10	9	—
Commercial real estate:
Construction and land development	7	24	29	108	221
Term	40	25	60	137	173
Consumer:
Real estate	59	64	66	89	122
Other	1	—	2	3	3
Nonaccrual loans	350	307	406	648	911
Other real estate owned:
Commercial:
Commercial properties	5	11	16	51	63
Developed land	—	—	6	10	4
Land	1	2	6	8	19
Residential:
1-4 family	1	4	8	8	35
Developed land	—	2	9	15	22
Land	—	—	1	6	10
Other real estate owned	7	19	46	98	153
Total nonperforming lending-related assets	$357	$326	$452	$746	$1,064
Ratio of nonperforming lending-related assets to net loans and leases[1] and other real estate owned	0.87%	0.81%	1.15%	1.96%	2.83%
Accruing loans past due 90 days or more:
Commercial	$7	$8	$8	$24	$30
Commercial real estate	22	20	29	32	55
Consumer	3	1	3	6	9
Total	$32	$29	$40	$62	$94
Ratio of accruing loans past due 90 days or more to net loans and leases[1]	0.08%	0.07%	0.10%	0.16%	0.25%

[1]	Includes loans held for sale.
Restructured Loans
Troubled debt restructuring (“TDR”) are loans that have been modified to accommodate a borrower that is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider. TDRs declined approximately 13.4% during 2015, primarily due to payments and payoffs. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.

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

Schedule 20
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	December 31,
(In millions)	2015	2014

Restructured loans – accruing	$194	$245
Restructured loans – nonaccruing	103	98
Total	$297	$343

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

Schedule 21
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

(In millions)	2015	2014

Balance at beginning of year	$343	$481
New identified TDRs and principal increases	140	81
Payments and payoffs	(156)	(149)
Charge-offs	(12)	(16)
No longer reported as TDRs	(13)	(36)
Sales and other	(5)	(18)
Balance at end of year	$297	$343

Allowance for Credit Losses
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.

Schedule 22 shows the changes in the allowance for loan losses and a summary of loan loss experience.
Schedule 22
SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	2015	2014	2013	2012	2011
Loans and leases outstanding on December 31, (net of unearned income)	$40,650	$40,064	$39,043	$37,670	$37,257
Average loans and leases outstanding, (net of unearned income)	$40,171	$39,522	$38,109	$37,037	$36,896

Allowance for loan losses:
Balance at beginning of year	$605	$746	$896	$1,052	$1,442
Provision charged against earnings	40	(98)	(87)	14	75
Adjustment for FDIC-supported/PCI loans	—	(1)	(11)	(15)	(9)
Charge-offs:
Commercial	(111)	(77)	(76)	(121)	(241)
Commercial real estate	(14)	(15)	(26)	(85)	(229)
Consumer	(14)	(14)	(29)	(61)	(90)
Total	(139)	(106)	(131)	(267)	(560)
Recoveries:
Commercial	55	41	41	56	55
Commercial real estate	35	12	25	42	35
Consumer	10	11	13	14	14
Total	100	64	79	112	104
Net loan and lease charge-offs	(39)	(42)	(52)	(155)	(456)
Balance at end of year	$606	$605	$746	$896	$1,052

Ratio of net charge-offs to average loans and leases	0.10%	0.11%	0.14%	0.42%	1.24%
Ratio of allowance for loan losses to net loans and leases, on December 31,	1.49%	1.51%	1.91%	2.38%	2.82%
Ratio of allowance for loan losses to nonperforming loans, on December 31,	173.23%	197.18%	183.54%	138.25%	115.43%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, on December 31,	158.70%	180.03%	166.97%	126.22%	104.67%

Schedule 23 provides a breakdown of the allowance for loan losses and the allocation among the portfolio segments.

Schedule 23
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
At December 31,

	2015		2014		2013		2012		2011
(Amounts in millions)	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance

Loan segment
Commercial	52.9%	$454	53.5%	$413	53.5%	$469	52.9%	$521	52.7%	$578
Commercial real estate	25.5	114	25.3	145	26.6	216	27.4	277	28.5	347
Consumer	21.6	38	21.2	47	19.9	61	19.7	98	18.8	127
Total	100.0%	$606	100.0%	$605	100.0%	$746	100.0%	$896	100.0%	$1,052

The total ALLL remained relatively unchanged during 2015, due to deterioration within the oil and gas portfolio, which was offset by improvements in credit quality metrics outside of the oil and gas portfolio. However, during 2015, we increased the portion of the ALLL related to qualitative and environmental factors to account for the increased risk of loss on loans likely to be affected by the sharp decline in oil prices and more moderate decline in natural gas prices that occurred during the year.
The total ALLL at December 31, 2014 decreased by $141 million compared to December 31, 2013. The decreases in the ALLL reflected improvements in credit quality trends, somewhat improving economic conditions in some of our markets, and reductions in construction and land development loans. During 2014, we decreased the portion of the ALLL related to qualitative and environmental factors to reflect the positive credit quality trends and stabilizing economic conditions.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in our balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve decreased by $6.2 million during 2015, primarily due to the funding of one large impaired letter of credit, partially offset by the proportionally large amount of unfunded commitments in the oil and gas portfolio compared to the rest of the portfolio.
See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.

Interest Rate and Market Risk Management
Interest rate and market risk are managed centrally. Interest rate risk is the potential for reduced net interest income and other rate sensitive income resulting from adverse changes in the level of interest rates. Market risk is the potential for loss arising from adverse changes in the fair value of fixed income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, we are exposed to both interest rate risk and market risk.

The Company’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company, including interest rate and market risk management. In addition, the Board establishes and periodically revises policy limits and reviews limit exceptions reported by management. The Board has established the Asset/Liability Committee (“ALCO”) consisting of members of management, to which it has delegated the responsibility of managing interest rate and market risk for the Company. ALCO is primarily responsible for managing interest rate and market risk.
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

Due to the low level of rates, there is limited sensitivity to falling rates at the current time, and we have tended to operate near interest rate risk “triggers” and appetites to be appropriately positioned in light of prevailing market conditions in order to maximize shareholder value. However, if interest rates remain at their current historically low levels, given our asset sensitivity, we would expect the NIM to be under continuing modest pressure assuming a balance sheet that is static in size. Additionally, market participants have recently contemplated the possibility of negative rates in the U.S. markets which would likely have a more negative impact on the NIM. In order to mitigate this pressure we have been deploying cash into short-to-medium duration agency pass-through securities. Additionally, we have increased the use of interest rate swaps designated as cash flow hedges to synthetically convert floating-rate assets to fixed-rate. Over time these actions are expected to somewhat reduce our asset sensitivity compared to previous periods, while improving current earnings.

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

The following schedule presents the formal EVE limits we have adopted. Exceptions to the EVE limits are subject to notification and approval by the ROC. In the normal course of business, we evaluated our limits and made changes to reflect its current balance sheet management objectives. These changes are reflected in the following schedule.
Schedule 24
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

In addition, we assume certain correlation rates, often referred to as a “deposit beta,” of interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared to changes in benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation rate, while interest-on-checking accounts are assumed to have a lower correlation rate. Actual results may differ materially due to factors including competitive pricing, money supply, credit worthiness of the Company, and so forth; however, we use our historical experience as well as industry data to inform our assumptions. The aforementioned migration and correlation assumptions result in deposit durations presented in Schedule 25.

Schedule 25
DEPOSIT ASSUMPTIONS

	December 31, 2015
	Fast		Slow
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	1.9%	1.2%	2.2%	2.0%
Money market	1.4%	1.1%	1.8%	1.5%
Savings and interest-on-checking	2.5%	1.7%	3.0%	2.5%

As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.

Schedule 26
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	December 31, 2015
	Parallel shift in rates (in basis points)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(4.2)%	—%	5.0%	8.6%	11.1%
Slow	(5.0)%	—%	8.0%	15.5%	22.2%

[1]	Assumes rates cannot go below zero in the negative rate shift.

For comparative purposes, we applied the new model to the December 31, 2014 balances; these results are presented in the following schedule.

The decrease from December 31, 2014 in interest rate sensitivity for upward shocks in rates was driven by purchases of securities, addition of swap contracts in which we receive a fixed rate, and the previously mentioned changes in modeled demand deposit behavior. For the down 100bp shock, interest rate sensitivity increased due to the fact that negative shocked rates are not allowed. As the Fed Funds target rate was 0.25% as of December 31, 2014 and 0.50% as of December 31, 2015 the -100bp shock as of the latter date represented a larger shock for short-term rates.

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

Schedule 27
CHANGES IN ECONOMIC VALUE OF EQUITY

	December 31, 2015
	Parallel shift in rates (in basis points)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	(1.8)%	—%	0.4%	(1.3)%	(4.5)%
Slow	(1.1)%	—%	3.9%	6.1%	7.2%

[1]	Assumes rates cannot go below zero in the negative rate shift.

For comparative purposes, we applied the new model to the December 31, 2014 balances; these results are presented in the following schedule.The drivers of changes in the EVE are the same as cited above for Net Interest Income.

	December 31, 2014
	Parallel shift in rates (in basis points)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	(0.8)%	—%	2.4%	3.1%	2.2%
Slow	(2.4)%	—%	5.1%	9.0%	11.4%

[1]	Assumes rates cannot go below zero in the negative rate shift.

Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At December 31, 2015 and 2014, approximately 80% and 78%, respectively, of the Company’s commercial lending and CRE portfolios were variable-rate and primarily tied to either the prime rate or LIBOR. In addition, certain of our consumer loans also have variable interest rates. See Schedule 11 for further information on fixed and variable interest rates of the loan portfolio.

Largely due to competitive pressures, the favorable impact on loan yield from the use of interest rate floors has diminished. As of December 31, 2015 and 2014, approximately 33% and 37%, respectively, of all of the Company’s variable-rate loan balances contain floors. Of the loans with floors, approximately 44% and 55% of the balances at these same respective dates were priced at the floor rates, which were above the “index plus spread” rate by an average of 0.33% and 0.53%, respectively.

At December 31, 2015, the Company held $1,388 million (notional amount) of interest rate swap agreements. See Notes 7 and 20 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.

At December 31, 2015, we had a relatively small amount, $48 million, of trading assets and $30 million of securities sold, not yet purchased, compared with $71 million and $24 million, at December 31, 2014.

We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During 2015, the after-tax change in AOCI attributable to AFS and HTM securities improved by $74 million compared to a $77 million improvement in the same prior year period.

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
We hold both direct and indirect investments in predominately pre-public companies through various predominantly SBIC venture capital funds. Our equity exposure to these investments was approximately $113 million at December 31, 2015 and $86 million at December 31, 2014. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment which can introduce additional market risk. As of December 31, 2015 we had direct SBIC investments of approximately $25 million of publicly traded stocks.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $21 million at December 31, 2015 and $38 million at December 31, 2014.
These PEIs are subject to the provisions of the Dodd-Frank Act. The VR of the Dodd-Frank Act, as published in December 2013 and amended in January 2014, prohibits banks and bank holding companies from holding PEIs beyond July 21, 2016, as currently extended, except for SBIC funds. The FRB has announced its intention to grant an additional one-year extension to July 21, 2017. As of December 31, 2015, such prohibited PEIs amounted to $18 million, with an additional $7 million of unfunded commitments (see Notes 5 and 17 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements.
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

Overseeing liquidity management is the responsibility of ALCO, which implements a Board-adopted corporate Liquidity and Funding Policy. This policy addresses monitoring and maintaining adequate liquidity, diversifying funding positions, and anticipating future funding needs. The policy also includes liquidity ratio guidelines, such as the “time-to-required funding” and LCR, that are used to monitor the liquidity positions of the Parent and ZB, N.A., as well as various stress test and liquid asset measurements for the Parent and ZB, N.A. liquidity.

The management of liquidity and funding is performed centrally for the Parent and jointly by the Parent and bank management for its subsidiary bank. The Treasury Department performs this management centrally, under the direction of the Corporate Treasurer, with oversight by ALCO. The Treasurer is responsible for recommending changes to existing funding plans, as well as to the Company’s Liquidity Policy. These recommendations must be submitted for approval to ALCO, and changes to the Policy also must be approved by the Company’s ERMC and the Board of Directors. The Company has adopted policy limits that govern liquidity risk. The policy requires the Company to maintain a buffer of highly liquid assets sufficient to cover cash outflows as the result of a severe liquidity crisis. The Company targets a buffer of highly liquid assets at the Parent to cover 18-24 months of cash outflows under a scenario with limited cash inflows, and maintains a minimum policy limit of not less than 12 months. The Company’s banking subsidiary ZB, N.A. exceeds the regulatory requirements of the Modified LCR that mandates a buffer of HQLA to cover 70% of 30-day cash outflows under the assumptions mandated in the Final Liquidity Rule. Additionally, the Company performs monthly liquidity stress testing using a set of internally generated scenarios representing severe liquidity constraints over a 12-month horizon. ZB, N.A. maintains a buffer of highly liquid assets consisting of cash, U.S. Agency, and U.S. Government Sponsored Entity securities to cover 30-day cash outflows under liquidity stress tests and maintains a contingency funding plan to identify funding sources that would be utilized over the extended 12-month horizon. Throughout 2015 and as of December 31, 2015, the Company complied with this policy.

Liquidity Regulation
In September 2014, U.S. banking regulators issued a final rule that implements a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under this rule, we are subject to a modified LCR standard, which requires a financial institution to hold an adequate amount of unencumbered High Quality Liquid Assets (“HQLA”) that can be converted into cash easily and immediately in private markets to meet its liquidity needs for a short-term liquidity stress scenario. This rule became applicable to us on January 1, 2016. We have calculated that, if the rule were applicable to us as of December 31, 2015, we would be in compliance with the requirement to maintain a modified LCR of at least 100%.

Zions’ internal liquidity stress testing program as contained in its policy complies with the requirements of the Enhanced Prudential Standards for liquidity management (Reg. YY).

The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (“NSFR”), which requires a financial institution to maintain a stable funding profile in relation to the characteristics of its on- and off-balance sheet activities. On October 31, 2014, the Basel Committee on Banking Supervision issued its final standards for this ratio, entitled Basel III: The Net Stable Funding Ratio. Based upon this Basel III publication, we believe we would meet the minimum NSFR if such requirement were currently effective. However, the FRB has not yet proposed regulations to implement these Basel Committee standards. We continue to monitor these developments.
Contractual Obligations
Schedule 28 summarizes our contractual obligations at December 31, 2015.
Schedule 28
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$1,668	$377	$197	$1	$48,131	$50,374
Commitments to extend credit	4,916	5,045	3,674	3,535	—	17,170
Standby letters of credit:
Financial	512	43	5	102	—	662
Performance	172	34	11	—	—	217
Commercial letters of credit	18	—	—	—	—	18
Commitments to make venture and other noninterest-bearing investments [2]	22	—	—	—	—	22
Federal funds and other short-term borrowings	347	—	—	—	—	347
Long-term debt	88	173	—	556	—	817
Operating leases, net of subleases	45	83	60	102	—	290
Unrecognized tax benefits	5	—	—	—	—	5
	$7,793	$5,755	$3,947	$4,296	$48,131	$69,922

[1]	Indeterminable maturity deposits include noninterest-bearing demand, savings and money market, and non-time foreign.

[2]	Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They have therefore been considered due on demand, maturing in one year or less.

In addition to the commitments specifically noted in Schedule 28, we enter into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services used in the operation of our business. Generally, these contracts are renewable or cancelable at least annually, although in some cases to secure favorable pricing concessions, we have committed to contracts that may extend to several years.

We also enter into derivative contracts under which we are required either to receive or pay cash, depending on changes in interest rates. These contracts are carried at fair value on the balance sheet with the fair value representing the net present value of the expected future cash receipts and payments based on market rates of interest. The fair value of the contracts changes daily as interest rates change. See Note 7 of the Notes to Consolidated Financial Statements for further information on derivative contracts.

Liquidity Management Actions
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries decreased to $7.4 billion at December 31, 2015 from $9.2 billion at December 31, 2014. The $1.8 billion decrease during 2015 resulted primarily from (1) an increase in investment securities, (2) Net loan originations, (3) repayment of long-term debt, (4) tender offer and purchase of preferred stock, and (5) dividends on common and preferred stock These decreases were partially offset by an increase in deposits and net cash provided by operating activities.

Our AFS investment securities increased by $3.8 billion during 2015. This increase was primarily due to the purchase of short-to-medium duration agency guaranteed mortgage-backed securities, partially offset by the sale of the remaining portfolio of CDO securities. We have been adding to our investment portfolio as a result of the need for a permanent buffer of highly liquid assets to satisfy the new LCR rules and more broadly, to maintain a sufficient buffer of highly liquid assets to meet projected liquidity needs under our monthly liquidity stress tests. We expect to continue to deploy cash and short-term investments into highly liquid assets in the next several quarters.

During 2015 we completed a tender offer to purchase $176 million of our Series I preferred stock.

We made cash payments totaling $288 million during 2015 for our long-term debt which matured or were redeemed and did not incur any new long-term debt during the same time period. See Note 12 for additional detail about debt redemptions and maturities during 2015.

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

Cash and interest-bearing deposits held as investments at the Parent decreased to $0.8 billion at December 31, 2015 from $1.0 billion at December 31, 2014. The $0.2 billion decrease during 2015 was primarily a result of (1) repayment of long-term debt, (2) tender offer and purchase of preferred stock, and (3) dividends on common and preferred stock. These decreases were partially offset by (1) dividends received from its subsidiary banks on common and preferred stock, (2) net cash provided by operating activities, and (3) a decrease in investment securities. See Notes 12 and 13 of the Notes to Consolidated Financial Statements for additional information about our long-term debt and equity transactions.

During 2015, the Parent received common dividends and return of common equity totaling $192 million and preferred dividends totaling $42 million from its subsidiary banks. During 2014, the Parent received from its subsidiary banks $190 million for common dividends and return of common equity and $46 million for preferred dividends. At December 31, 2015, ZB, N.A., had approximately $604 million available for the payment of dividends under current capital regulations. Following the close of business on December 31, 2015, we completed the merger of our subsidiary banks, resulting in one bank with a legal name of ZB, National Association. (see Note 1 for a more detailed discussion). The dividends that ZB, N.A. can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations. During 2015, all of our subsidiary banks recorded a profit. We expect that this profitability will be sustained under the new single charter bank previously discussed, thus permitting continued payments of dividends to the Parent during 2016 although dividend capacity to the Parent will change.

General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company did not change during 2015, except that Moody’s upgraded the Company’s subordinated debt to Ba1 from Ba2 and both Moody’s and Dominion Bond Rating Service (“DBRS”) revised its outlook to positive from stable. Standard & Poor’s, Fitch, DBRS, and Kroll all rate the Company’s senior debt at an investment-grade level, while Moody’s rates the Company’s senior debt as Ba1 (one notch below investment-grade). In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment-grade.

Schedule 29 presents the ZB, N.A.’s ratings as of December 31, 2015:
Schedule 29
CREDIT RATINGS

Rating agency	Outlook	Long-term issuer/senior debt rating	Short-term debt rating

S&P	Stable	BBB	A-2
Moody’s	Positive	Baa1	P-2
Fitch	Stable	BBB-	F3
Schedule 30 presents the Parent’s ratings as of December 31, 2015:
Schedule 30
CREDIT RATINGS

Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating

S&P	Stable	BBB-	BB+
Moody’s	Positive	Ba1	Ba1
Fitch	Stable	BBB-	BB+
DBRS	Positive	BBB (low)	BB (high)
Kroll	Stable	BBB	BBB-
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $51 million in 2015 from $96 million in 2014 as a result of a net repayment of long-term debt of $0.3 billion and $1.2 billion during 2015 and 2014, respectively. Cash payments for interest are expected to continue to decrease during 2016 as a result of the debt repayments during 2015. Additionally, the Parent paid approximately $108 million and $96 million of total dividends on preferred stock and common stock for the same periods. Preferred stock dividends will decrease during 2016 as a result of the tender offer and purchase of approximately $176 million of our series I preferred stock.
Note 23 of the Notes to Consolidated Financial Statements contains the Parent’s statements of income and cash flows for 2015, 2014 and 2013, as well as its balance sheets at December 31, 2015 and 2014.
The Parent’s long-term debt maturities during 2016 consist of $89 million senior notes due on June 20, 2016. At December 31, 2015, maturities of our long-term senior and subordinated debt ranged from June 2016 to September 2028, with effective interest rates from 3.60% to 6.95%.
See Note 12 of the Notes to Consolidated Financial Statements for a complete summary of our long-term debt.
Subsidiary Bank Liquidity – ZB, N.A.’s primary source of funding is its core deposits, consisting of demand, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio is 80.7% as of December 31, 2015, compared to 83.7% as of December 31, 2014. Total deposits increased by $2.5 billion to $50.4 billion at December 31, 2015, compared to $47.9 billion at December 31, 2014, primarily due to a $1.7 billion increase in noninterest-bearing demand deposits and a $1.1 billion increase in savings and money market deposits. This increase was partially offset by a $276 million decrease in time deposits. Also, during 2015, the subsidiary banks redeployed approximately $1.8 billion of interest-bearing deposits and security resell agreements to short-to-medium duration agency guaranteed mortgage-backed securities. ZB, N.A.’s long-term senior debt ratings were the same as the Parent, except Standard & Poor’s was BBB.
The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity, and from time to time, have been a significant source of funding for each of our subsidiary banks. Subsequent to the charter consolidation on December 31, 2015, ZB, N.A. is a member of the FHLB of Des Moines. The FHLB allows member banks to borrow against their eligible loans to satisfy liquidity and funding requirements. The bank is required to invest in FHLB and Federal Reserve stock to maintain their borrowing capacity. We do not believe that the subsidiary bank mergers will adversely impact bank liquidity or funding.
At December 31, 2015, the amount available for additional FHLB and Federal Reserve borrowings was approximately $13.4 billion. The amount available for additional FHLB and Federal Reserve borrowings is not expected to decrease as a result of the subsidiary bank mergers. Loans with a carrying value of approximately $19.4 billion at December 31, 2015, and $22.5 billion at December 31, 2014 have been pledged at the Federal Reserve and various FHLBs as collateral for current and potential borrowings. During 2015, we repaid our outstanding $22 million of long-term borrowings with the FHLB. We had no short-term FHLB or Federal Reserve borrowings outstanding at December 31, 2015 or December 31, 2014. At December 31, 2015, our total investment in FHLB and Federal Reserve stock was $68 million and $123 million, respectively, compared to $104 million and $121 million at December 31, 2014.
Our investment activities can provide or use cash, depending on the asset liability management posture taken. During 2015, HTM & AFS investment securities’ activities resulted in a net increase in investment securities and a net $3.8 billion decrease in cash compared with a net $71 million decrease in cash for 2014.
Maturing balances in our subsidiary banks’ loan portfolios also provide additional flexibility in managing cash flows. Lending and purchase activity for 2015 resulted in a net cash outflow of $0.6 billion compared to a net cash outflow of $1.1 billion for 2014.
During 2015, we paid income taxes of $132 million, compared to $183 million during 2014.

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
We are continually improving our oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported on a regular basis to enterprise management committees. The Operational Risk Committee reports to the ERMC, which reports to the ROC. Additional measures have been taken to increase oversight by Enterprise Risk Management and Operational Risk Management through the strengthening of new product reviews, enhancements to the Vendor Management and Vendor Risk Management framework, enhancements to the Business Continuity and Disaster Recovery program, and the establishment of Fraud Risk Oversight, Incident Response Oversight and Technology Project Oversight programs. Significant enhancements have also been made to governance and reporting, including the establishment of Policy and Committee Governance programs and the creation of an Enterprise Risk Profile and Operational Risk Profile.

The number and sophistication of attempts to disrupt or penetrate our critical systems, sometimes referred to as hacking, cyberfraud, cyberattacks, cyberterrorism, or other similar names, also continue to grow. On a daily basis, the Company, its customers, and other financial institutions are subject to a large number of such attempts. We have established systems and procedures to monitor, thwart or mitigate damage from such attempts. However, in some instances we, or our customers, have been victimized by cyberfraud (our related losses have not been material), or some of our customers have been temporarily unable to routinely access our online systems as a result of, for example, distributed denial of service attacks. We continue to review this area of our operations to help ensure that we manage this risk in an effective manner.

CAPITAL MANAGEMENT
Overview
The Board of Directors is responsible for approving the policies associated with capital management. The Board has established the Capital Management Committee (“CMC”) whose primary responsibility is to recommend and administer the approved capital policies that govern the capital management of the Company and its subsidiary bank. Other major CMC responsibilities include:

•
Setting overall capital targets within the Board-approved capital policy, monitoring performance compared to the Company’s Capital Policy limits, and recommending changes to capital including dividends, common stock repurchases, subordinated debt, and changes in major strategies to maintain the Company and its subsidiary bank at well-capitalized levels;

•
Maintaining an adequate capital cushion to withstand adverse stress events while continuing to meet the lending needs of its customers, and to provide reasonable assurance of continued access to wholesale funding, consistent with fiduciary responsibilities to depositors and bondholders; and

•	Reviewing agency ratings of the Parent and ZB, N.A., and establishing target ratings.
The Company has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. Specifically, it is the policy of the Parent and ZB, N.A. to:

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

Capital Plan and Stress Tests
The CMC oversees the Company’s capital stress testing under a variety of adverse economic and market scenarios. We have established processes to periodically conduct stress tests to evaluate potential impacts to the Company under hypothetical economic scenarios. These stress tests facilitate our contingency planning and management of capital and liquidity within quantitative limits reflecting the Board of Directors’ risk appetite. These processes are also used to complete the Company’s DFAST, as required by the Dodd-Frank Act, and CCAR as required by the Federal Reserve.

Filing a capital plan with the Federal Reserve based on stress testing and documented sound policies, processes, models, controls, and governance practices, and the subsequent review by the Federal Reserve, is an annual regulatory requirement. This capital plan, which is subject to objection by the Federal Reserve, governs all of the Company’s capital and significant unsecured debt financing actions for a period of five quarters. Among the actions governed by the capital plan are the repurchase of outstanding capital securities and the timing of new capital issuances, and whether the Company can pay or increase dividends. Any such action not included in a capital plan to which the Federal Reserve has not objected cannot be executed without submission of a revised stress test and capital plan for Federal Reserve review and non-objection; de minimis changes are allowed without a complete plan resubmission, subject to receipt of a Federal Reserve non-objection. Regulations require Company disclosure of these stress tests results.

We submitted our 2015 capital plan and stress test results to the FRB on January 5, 2015. In our capital plan, we were required to forecast, under a variety of economic scenarios for nine quarters ending the fourth quarter of 2016, our estimated regulatory capital ratios, including our Tier 1 common ratio associated with the Basel I capital rules, our CET1 ratio under the Basel III capital rules, and our GAAP tangible common equity ratio. On March 11, 2015, we announced that the Federal Reserve notified us that it did not object to the capital actions outlined in our 2015 capital plan. The plan included (1) the increase of the quarterly common dividend to $0.06 per share beginning in the second quarter of 2015; (2) the continued payment of preferred dividends at the current rates; and (3) up to $300 million in total reduction of preferred equity.

The Company’s stress test results were significantly different from those modeled by the FRB, as the FRB estimated that the Company’s minimum Tier 1 Common ratio in the severely adverse scenario was 5.1%, just above the 5.0% minimum. Since the release of the FRB’s modeled results, we have undertaken several actions designed in part to improve the Company’s risk profile under the CCAR stress tests. These actions include selling parts of the investment portfolio, extending the duration of the investment portfolio, and limiting growth in certain loan categories which are perceived as risky in the CCAR stress test.

During the second quarter of 2015, we completed our mid-cycle capital stress test as required under DFAST. The results demonstrated that we maintained sufficient capital to withstand a severe economic downturn. Detailed disclosure of the mid-cycle stress test results can be found on the Company’s website.

As discussed subsequently, we increased our common dividend to $0.06 in the second quarter of 2015. In November 2015, we purchased and retired $180 million of our Series I preferred stock pursuant to a tender offer announced in October 2015. Our 2015 capital plan, which runs through the second quarter of 2016, allows for an additional use of up to $120 million of cash for preferred stock redemptions. The ultimate determination of future preferred stock reductions will depend on a number of factors, including market conditions and the receptivity of preferred investors to the terms of any preferred stock redemption offers, as well as the effect of other steps we may explore as we seek to manage our capital in light of the most recent round of stress tests, any of which could result in a reduction or delay of further preferred equity reductions. We expect to manage any further reduction of preferred equity such that total tier 1 capital does not decline materially.

We are currently preparing our 2016 capital plan, which is due to the Federal Reserve on April 5, 2016. In addition, our Dodd-Frank Act mid-cycle stress test, based upon the Company’s June 30, 2016 financial position, is due on October 5, 2016.

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

We met all capital adequacy requirements under the Basel III Capital Rules based upon a 2015 phase-in as of December 31, 2015, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.

A detailed discussion of Basel III requirements, including implications for the Company, is contained on page 9 of the “Capital Standards – Basel Framework” section under Part 1, Item 1 in this Annual Report on Form 10-K.

Capital Management Actions
Total shareholders’ equity increased by 1.9% from $7.4 billion at December 31, 2014 to $7.5 billion at December 31, 2015. The increase in total shareholders’ equity is primarily due to net income of $309 million and to the sale of the Company’s remaining portfolio of CDO securities, which was the primary driver of the $73 million increase in AOCI. This increase was partially offset by the $176 million tender offer and repurchase of a portion of our Series I preferred stock and $108 million of dividends recorded on preferred and common stock.

The common dividend rate was increased to $0.06 per share during the second quarter of 2015 from $0.04 per share paid since the second quarter of 2013. We paid $45.2 million in dividends on common stock during 2015, compared to $31.3 million during 2014. During its February 2016 meeting, the Board of Directors declared a dividend of $0.06 per common share payable on February 25, 2016 to shareholders of record on February 18, 2016.

We recorded preferred stock dividends of $62.9 million for 2015 and $71.9 million for 2014. Dividends on preferred stock recorded in 2014 included accruals of $7.0 million. Preferred stock dividends will decrease during 2016 as a result of the purchase of $180 million of our series I preferred stock discussed previously, and any subsequent preferred stock reduction allowed in our 2015 capital plan.

Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The Company’ capital ratios as of December 31, 2015 under Basel III and December 31, 2014 and 2013 under Basel I are shown in Schedule 31.

Schedule 31
CAPITAL AND PERFORMANCE RATIOS

	2015	2014	2013

Tangible common equity ratio	9.63%	9.48%	8.02%
Tangible equity ratio	11.05%	11.27%	9.85%
Average equity to average assets	13.03%	12.57%	11.81%

Basel III risk-based capital ratios[1]:
Common equity tier 1 capital	12.22%
Tier I leverage	11.26%
Tier 1 risk-based	14.08%
Total risk-based	16.12%

Basel 1 risk-based capital ratios:
Tier 1 common		11.92%	10.18%
Tier 1 leverage		11.82%	10.48%
Tier 1 risk-based		14.47%	12.77%
Total risk-based		16.27%	14.67%

Return on average common equity	3.75%	5.42%	5.73%
Tangible return on average tangible common equity	4.55%	6.70%	7.44%

[1]	Basel III capital ratios became effective January 1, 2015 and are based upon a 2015 phase-in.

Note 18 of the Notes to Consolidated Financial Statements provides additional information on risk-based capital.

At December 31, 2015, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.6 billion and $7.5 billion, respectively. Basel I regulatory tier 1 risk-based capital and total risk-based capital at December 31, 2014 was $6.6 billion and $7.4 billion, respectively.

GAAP to NON-GAAP RECONCILIATIONS
1. Basel I Tier 1 common capital
The Basel I capital rules were replaced by the Basel III capital rules that became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). The Basel III capital rules include the CET1 capital ratio, which is the core capital component of the Basel III rules and a key ratio considered by regulators, investors and analysts. The calculation of the CET1 capital ratio, as defined under Basel III rules, is considered an acceptable ratio by GAAP for financial institutions and, accordingly, does not require reconciliation to GAAP.
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
Schedule 32 provides a reconciliation for prior periods of total shareholders’ equity (GAAP) to tier 1 capital (regulatory at the subject dates) and to T1C capital (non-GAAP) using Basel I U.S. regulatory treatment, and the resulting T1C capital ratio.

Schedule 32
BASEL I TIER 1 COMMON CAPITAL (NON-GAAP)

(Amounts in millions)	2014	2013

Total shareholders’ equity (GAAP)	$7,370	$6,465
Accumulated other comprehensive loss	128	192
Nonqualifying goodwill and intangibles	(1,040)	(1,050)
Disallowed deferred tax assets	—	—
Other regulatory adjustments	(1)	(6)
Qualifying trust preferred securities	163	163
Tier 1 capital (regulatory)	6,620	5,764
Qualifying trust preferred securities	(163)	(163)
Preferred stock	(1,004)	(1,004)
Tier 1 common capital (non-GAAP)	$5,453	$4,597

Risk-weighted assets (regulatory)	$45,738	$45,146
Tier 1 common capital to risk-weighted assets (non-GAAP)	11.92%	10.18%

2. Tangible return on average tangible common equity
This Annual Report on Form 10-K presents “tangible return on average tangible common equity” which excludes, net of tax, the amortization of core deposit and other intangibles from net earnings applicable to common shareholders, and average goodwill and core deposit and other intangibles from average common equity.

Schedule 33 provides a reconciliation of net earnings applicable to common shareholders (GAAP) to net earnings applicable to common shareholders, excluding net of tax, the effects of amortization of core deposit and other intangibles (non-GAAP), and average common equity (GAAP) to average tangible common equity (non-GAAP).
Schedule 33
TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Year Ended December 31,
(Amounts in millions)		2015	2014	2013

Net earnings applicable to common shareholders (GAAP)		$246.6	$326.6	$294.0
Adjustments, net of tax:
Amortization of core deposit and other intangibles		5.9	6.9	9.1
Net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP)	(a)	$252.5	$333.5	$303.1

Average common equity (GAAP)		$6,581	$6,024	$5,130
Average goodwill		(1,014)	(1,014)	(1,014)
Average core deposit and other intangibles		(21)	(31)	(44)
Average tangible common equity (non-GAAP	(b)	$5,546	$4,979	$4,072

Tangible return on average tangible common equity (non-GAAP)	(a/b)	4.55%	6.70%	7.44%

		Three Months Ended
		December 31,	September 30,	December 31,
(Amounts in millions)		2015	2015	2014

Net earnings applicable to common shareholders (GAAP)		$88.2	$84.2	$66.7
Adjustments, net of tax:
Amortization of core deposit and other intangibles		1.4	1.5	1.7
Net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP)	(a)	$89.6	$85.7	$68.4

Average common equity (GAAP)		$6,766	$6,656	$6,521
Average goodwill		(1,014)	(1,014)	(1,014)
Average core deposit and other intangibles		(18)	(20)	(27)
Average tangible common equity (non-GAAP	(b)	$5,734	$5,622	$5,480

Number of days in quarter	(c)	92	92	92
Number of days in year	(d)	365	365	365

Tangible return on average tangible common equity (non-GAAP)	(a/b/c*d)	6.20%	6.05%	4.95%

3. Tangible equity, tangible common equity, and tangible book value per common share
This Annual Report on Form 10-K presents “tangible equity,” “tangible common equity,” and “tangible book value per common share” which excludes goodwill and other intangibles for these measures and excludes preferred stock for tangible common equity and tangible book value per common share.

Schedule 34 provides a reconciliation of total shareholders’ equity (GAAP) to both tangible equity (non-GAAP) and tangible common equity (non-GAAP). It also shows the calculation of tangible book value per common share using the aforementioned tangible common equity.
Schedule 34
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in millions)		December 31,
		2015	2014	2013

Total shareholders’ equity (GAAP)		$7,507	$7,370	$6,465
Goodwill		(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(16)	(26)	(36)
Tangible equity (non-GAAP)	(a)	6,477	6,330	5,415
Preferred stock		(829)	(1,004)	(1,004)
Noncontrolling interests		—	—	—
Tangible common equity (non-GAAP)	(b)	$5,648	$5,326	$4,411

Total assets (GAAP)		$59,670	$57,209	$56,031
Goodwill		(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(16)	(26)	(36)
Tangible assets (non-GAAP)	(c)	$58,640	$56,169	$54,981

Common shares outstanding	(d)	204	203	185

Tangible equity ratio	(a/c)	11.05%	11.27%	9.85%
Tangible common equity ratio	(b/c)	9.63%	9.48%	8.02%
Tangible book value per common share	(b/d)	$27.63	$26.23	$23.88

4. Efficiency ratio
This Annual Report on Form 10-K presents an “efficiency ratio” whose calculation includes adjustments for certain line items and amounts in noninterest expense and noninterest income.
Schedule 35 provides a reconciliation of noninterest expense (GAAP), taxable-equivalent net interest income (GAAP) and noninterest income (GAAP) to the efficiency ratio (non-GAAP).
Schedule 35
EFFICIENCY RATIO

(Amounts in millions)		Six Months Ended December 31, 2015	2015	2014

Noninterest expense (GAAP)	(a)	$798,925	$1,600,486	$1,665,292
Adjustments:
Severance costs		7,045	11,005	8,644
Other real estate expense, net		(576)	(647)	(1,251)
Provision for unfunded lending commitments		(5,123)	(6,238)	(8,629)
Debt extinguishment cost		135	2,530	44,422
Amortization of core deposit and other intangibles		4,571	9,247	10,923
Restructuring costs		2,407	3,852	—
Total adjustments		8,459	19,749	54,109

Add-back of adjustments	(b)	(8,459)	(19,749)	(54,109)
Adjusted noninterest expense (non-GAAP)	(a+b)=(c)	$790,466	$1,580,737	$1,611,183

Taxable-equivalent net interest income (GAAP)	(d)	$883,562	$1,733,158	$1,696,146
Noninterest income (GAAP)	(e)	254,877	377,120	508,629
Adjustments:
Fair value and nonhedge derivative loss		(867)	(111)	(11,390)
Equity securities gains, net		3,683	11,875	13,471
Fixed income securities gains (losses), net		(60)	(138,735)	10,419
Total adjustments		2,756	(126,971)	12,500

Add-back of adjustments	(f)	(2,756)	126,971	(12,500)
Adjusted taxable-equivalent net interest income and noninterest income (non-GAAP)	(d+e+f)=(g)	$1,135,683	$2,237,249	$2,192,275

Efficiency ratio	(c/g)	69.6%	70.7%	73.5%

For items 2, 3, and 4, the identified adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are included where applicable in financial results or in the balance sheet presented in accordance with GAAP. We consider these adjustments to be relevant to ongoing operating results and financial position.
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

Fair Value Estimates
We measure or monitor many of our assets and liabilities on a fair value basis. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase consistency and comparability in fair value measurements, current accounting guidance has established a three-level hierarchy to prioritize the valuation inputs among (1) observable inputs that reflect quoted prices in active markets, (2) inputs other than quoted prices with observable market data, and (3) unobservable data such as the Company’s own data or single dealer nonbinding pricing quotes.

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

Investment securities are valued using several methodologies, which depend on the nature of the security, availability of current market information, and other factors. Investment securities in an unrealized loss position are formally reviewed on a quarterly basis for the presence of OTTI. OTTI is considered to have occurred if its fair value is below amortized cost and (1) we intend to sell the security, or (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criteria is a lower threshold than the “probable” criteria.

Notes 1, 5, 7, 9, and 20 of the Notes to Consolidated Financial Statements and “Investment Securities Portfolio” on page 44 contain further information regarding the use of fair value estimates.

Allowance for Credit Losses
The ACL includes the allowance for loan losses and the RULC. The allowance for loan losses provides for probable losses that have been identified with specific customer relationships and for probable losses believed to be inherent in the loan portfolio, but which have not been specifically identified. The determination of the appropriate level of the allowance is based on periodic evaluations of the portfolios. This process includes both quantitative and qualitative analyses, as well as a qualitative review of the results. The qualitative review requires a significant amount of judgment, and is described in more detail in Note 6 of the Notes to Consolidated Financial Statements.

The RULC provides for potential losses associated with off-balance sheet lending commitments and standby letters of credit. The reserve is estimated using the same procedures and methodologies as for the allowance for loan losses, plus assumptions regarding the probability and amount of unfunded commitments being drawn.

There are numerous components that enter into the evaluation of the allowance for loan losses. Although we believe that our processes for determining an appropriate level for the allowance adequately address the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. As an example, if the PD risk grade, for all pass-graded commercial and CRE loans, was immediately downgraded one grade on our internal risk grading scale, the quantitatively determined amount of the allowance for loan losses at December 31, 2015 would increase by approximately $84 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in risk grades may have on the allowance estimation process.

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

Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 50 contain further information and more specific descriptions of the processes and methodologies used to estimate the ACL.
Accounting for Goodwill
Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with current accounting guidance. We perform this annual test as of October 1 of each year, or more often if events or circumstances indicate that carrying value may not be recoverable. The goodwill impairment test for a given reporting unit (generally one of our banking segments) compares its fair value with its carrying value. If the carrying amount exceeds fair value, an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired.

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

During the fourth quarter of 2015, we performed our annual goodwill impairment evaluation of the entire organization, effective October 1, 2015. Upon completion of the evaluation process, we concluded that none of our reporting units was impaired. Furthermore, the evaluation process determined that the fair values of Amegy, CB&T, and Zions Bank exceeded their carrying values by 14%, 45%, and 32%, respectively. Additionally, we performed a hypothetical sensitivity analysis on the discount rate assumption to evaluate the impact of an adverse change to this assumption. If the discount rate applied to future earnings were increased by 100 bps, the fair values of Amegy, CB&T, and Zions Bank would exceed their carrying values by 9%, 39%, and 16%, respectively. Additionally, because of the decline in energy prices since October 1, 2015 through December 31, 2015, we ran additional sensitivity analyses to estimate the impact that the decline would have on Amegy’s value and concluded that the goodwill of Amegy was not considered impaired during 2015.

However, due to the significant decline of energy prices in 2016 we are currently evaluating if the goodwill of Amegy is considered impaired for the first quarter of 2016. Our evaluation of impairment of goodwill balance at Amegy will consider the following key assumptions: the appropriate discount rate to reflect the uncertainty of achieving future cash flow projections, growth rate of the Texas economy, net loan loss expectations for future periods, stock prices of comparable publicly traded companies, and oil/gas forward price curves. These assumptions have been impacted by the decline in energy prices in 2016 and prolonged decline in energy prices can adversely impact the carrying value of Amegy. Note 9 of the Notes to Consolidated Financial Statements contains additional information related to goodwill.

Income Taxes
We are subject to the income tax laws of the United States, its states and other jurisdictions where we conduct business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these laws and related regulations. In the process of preparing the Company’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.
We had net DTAs of $203 million at December 31, 2015, compared to $224 million at December 31, 2014. The most significant portions of the deductible temporary differences relate to (1) the allowance for loan losses, (2) fair value adjustments or impairment write-downs related to securities, (3) pension and postretirement obligations and (4) deferred compensation arrangements. No valuation allowance has been recorded as of December 31, 2015 related to DTAs except for a full valuation reserve related to certain acquired net operating losses from an immaterial nonbank subsidiary. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to (1) carry back net operating losses to prior tax periods, (2) utilize the reversal of taxable temporary differences to offset deductible temporary differences, (3) implement tax planning strategies that are prudent and feasible, and (4) generate future taxable income.
After considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that we will realize the existing DTAs and that an additional valuation allowance is not needed.
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are also reassessed on a regular basis. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. We have tax reserves at December 31, 2015 of approximately $4 million, net of federal and/or state benefits, primarily relating to uncertain tax positions for various state tax contingencies in several jurisdictions.
Note 14 of the Notes to Consolidated Financial Statements contains additional information regarding income taxes.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 2 of the Notes to Consolidated Financial Statements discusses recently issued accounting pronouncements that we will be required to adopt. Also discussed is our expectation of the impact these new accounting pronouncements will have, to the extent they are material, on our financial condition, results of operations, or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 63 and is hereby incorporated by reference.

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

The Company’s management has used the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the COSO to evaluate the effectiveness of the Company’s internal control over financial reporting.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2015 and has also issued an attestation report, which is included herein, on internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation and Subsidiaries
We have audited Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Zions Bancorporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Zions Bancorporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Zions Bancorporation and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 29, 2016

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zions Bancorporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 29, 2016

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	December 31,
	2015	2014
ASSETS
Cash and due from banks	$798,319	$841,942
Money market investments:
Interest-bearing deposits	6,108,124	7,178,097
Federal funds sold and security resell agreements	619,758	1,386,291
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $552,088 and $677,196)	545,648	647,252
Available-for-sale, at fair value	7,643,116	3,844,248
Trading account, at fair value	48,168	70,601
	8,236,932	4,562,101

Loans held for sale	149,880	132,504

Loans and leases, net of unearned income and fees	40,649,542	40,063,658
Less allowance for loan losses	606,048	604,663
Loans, net of allowance	40,043,494	39,458,995

Other noninterest-bearing investments	848,144	865,950
Premises and equipment, net	905,462	829,809
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	16,272	25,520
Other real estate owned	7,092	18,916
Other assets	921,919	894,620
	$59,669,525	$57,208,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$22,276,664	$20,529,124
Interest-bearing:
Savings and money market	25,672,356	24,583,636
Time	2,130,680	2,406,924
Foreign	294,391	328,391
	50,374,091	47,848,075

Federal funds and other short-term borrowings	346,987	244,223
Long-term debt	817,348	1,092,282
Reserve for unfunded lending commitments	74,838	81,076
Other liabilities	548,742	573,688
Total liabilities	52,162,006	49,839,344

Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	828,490	1,004,011
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 204,417,093 and 203,014,903 shares	4,766,731	4,723,855
Retained earnings	1,966,910	1,769,705
Accumulated other comprehensive income (loss)	(54,612)	(128,041)
Total shareholders’ equity	7,507,519	7,369,530
	$59,669,525	$57,208,874
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	Year Ended December 31,
	2015	2014	2013
Interest income:
Interest and fees on loans	$1,686,220	$1,729,652	$1,814,631
Interest on money market investments	23,165	21,414	23,363
Interest on securities	124,086	101,936	103,442
Total interest income	1,833,471	1,853,002	1,941,436
Interest expense:
Interest on deposits	49,344	49,736	58,913
Interest on short- and long-term borrowings	68,867	123,262	186,164
Total interest expense	118,211	172,998	245,077
Net interest income	1,715,260	1,680,004	1,696,359
Provision for loan losses	40,035	(98,082)	(87,136)
Net interest income after provision for loan losses	1,675,225	1,778,086	1,783,495
Noninterest income:
Service charges and fees on deposit accounts	168,451	168,291	171,036
Other service charges, commissions and fees	206,786	193,978	183,961
Wealth management income	31,224	30,573	29,913
Loan sales and servicing income	30,731	29,154	38,113
Capital markets and foreign exchange	25,655	22,584	28,051
Dividends and other investment income	30,150	43,662	46,062
Fair value and nonhedge derivative loss	(111)	(11,390)	(18,152)
Equity securities gains, net	11,875	13,471	8,520
Fixed income securities gains (losses), net	(138,735)	10,419	(2,898)
Impairment losses on investment securities	—	(27)	(188,606)
Less amounts recognized in other comprehensive income	—	—	23,472
Net impairment losses on investment securities	—	(27)	(165,134)
Other	11,094	7,914	17,904
Total noninterest income	377,120	508,629	337,376
Noninterest expense:
Salaries and employee benefits	972,712	956,411	912,902
Occupancy, net	119,529	115,701	112,303
Furniture, equipment and software	123,196	115,312	106,629
Other real estate expense	(647)	(1,251)	1,712
Credit-related expense	28,541	28,134	33,795
Provision for unfunded lending commitments	(6,238)	(8,629)	(17,104)
Professional and legal services	50,421	66,011	67,968
Advertising	25,314	25,100	23,362
FDIC premiums	34,422	32,174	38,019
Amortization of core deposit and other intangibles	9,247	10,923	14,375
Debt extinguishment cost	2,530	44,422	120,192
Other	241,459	280,984	300,286
Total noninterest expense	1,600,486	1,665,292	1,714,439
Income before income taxes	451,859	621,423	406,432
Income taxes	142,388	222,961	142,977
Net income	309,471	398,462	263,455
Net loss applicable to noncontrolling interests	—	—	(336)
Net income applicable to controlling interest	309,471	398,462	263,791
Preferred stock dividends	(62,857)	(71,894)	(95,512)
Preferred stock redemption	—	—	125,700
Net earnings applicable to common shareholders	$246,614	$326,568	$293,979

Weighted average common shares outstanding during the year:
Basic shares	203,265	192,207	183,844
Diluted shares	203,698	192,789	184,297
Net earnings per common share:
Basic	$1.20	$1.68	$1.58
Diluted	1.20	1.68	1.58
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year Ended December 31,
	2015	2014	2013

Net income	$309,471	$398,462	$263,455
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) on investment securities	(23,409)	82,204	145,902
Reclassification of HTM securities to AFS securities	10,938	—	—
Noncredit-related impairment losses on investment securities not expected to be sold	—	—	(13,751)
Reclassification to earnings for realized net fixed income securities losses (gains)	86,023	(6,447)	1,775
Reclassification to earnings for net credit-related impairment losses on investment securities	—	17	99,903
Accretion of securities with noncredit-related impairment losses not expected to be sold	—	1,111	1,258
Net unrealized losses on other noninterest-bearing investments	(2,552)	(390)	(4,503)
Net unrealized holding gains (losses) on derivative instruments	7,455	2,664	(431)
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(5,583)	(1,605)	(1,580)
Pension and postretirement	557	(13,494)	25,483
Other comprehensive income	73,429	64,060	254,056
Comprehensive income	382,900	462,522	517,511
Comprehensive loss applicable to noncontrolling interests	—	—	(336)
Comprehensive income applicable to controlling interest	$382,900	$462,522	$517,847
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2012	$1,128,302	184,199,198	$4,166,109	$1,203,815	$(446,157)	$(3,428)	$6,048,641
Net income (loss) applicable to controlling interest				263,791		(336)	263,455
Other comprehensive income, net of tax					254,056		254,056
Issuance of preferred stock	800,000		(15,682)				784,318
Preferred stock redemption	(925,748)		580	125,700			(799,468)
Subordinated debt converted to preferred stock	1,416		(206)				1,210
Net activity under employee plans and related tax benefits		478,498	32,389				32,389
Dividends on preferred stock				(95,512)			(95,512)
Dividends on common stock, $0.13 per share				(24,094)			(24,094)
Change in deferred compensation				(30)			(30)
Other changes in noncontrolling interests			(4,166)			3,764	(402)
Balance at December 31, 2013	1,003,970	184,677,696	4,179,024	1,473,670	(192,101)	—	6,464,563
Net income				398,462			398,462
Other comprehensive income, net of tax					64,060		64,060
Issuance of common stock		17,617,450	515,856				515,856
Subordinated debt converted to preferred stock	41		(7)				34
Net activity under employee plans and related tax benefits		719,757	28,982				28,982
Dividends on preferred stock				(71,894)			(71,894)
Dividends on common stock, $0.16 per share				(31,216)			(31,216)
Change in deferred compensation				683			683
Balance at December 31, 2014	1,004,011	203,014,903	4,723,855	1,769,705	(128,041)	—	7,369,530
Net income				309,471			309,471
Other comprehensive income, net of tax					73,429		73,429
Preferred stock redemption	(175,669)		3,069	(3,449)			(176,049)
Subordinated debt converted to preferred stock	148		(44)				104
Net activity under employee plans and related tax benefits		1,402,190	39,851				39,851
Dividends on preferred stock				(62,857)			(62,857)
Dividends on common stock, $0.22 per share				(45,133)			(45,133)
Change in deferred compensation				(827)			(827)
Balance at December 31, 2015	$828,490	204,417,093	$4,766,731	$1,966,910	$(54,612)	$—	$7,507,519
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$309,471	$398,462	$263,455
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment cost	2,530	44,422	120,192
Net impairment losses on investment securities and long-lived assets	250	27	165,134
Provision for credit losses	33,797	(106,711)	(104,240)
Depreciation and amortization	151,088	128,648	130,616
Fixed income securities losses (gains), net	138,735	(10,419)	2,898
Deferred income tax expense (benefit)	(29,803)	25,938	(60,117)
Net decrease (increase) in trading securities	22,453	(36,045)	(6,286)
Net decrease (increase) in loans held for sale	(5,978)	38,610	75,058
Change in other liabilities	(5,759)	42,636	(1,949)
Change in other assets	(67,260)	(50,956)	255,569
Other, net	(14,355)	(20,291)	(5,223)
Net cash provided by operating activities	535,169	454,321	835,107

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	1,836,506	(105,066)	295,640
Proceeds from maturities and paydowns of investment securities held-to-maturity	123,178	108,404	130,938
Purchases of investment securities held-to-maturity	(61,036)	(164,704)	(155,328)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	1,681,280	1,779,327	1,104,010
Purchases of investment securities available-for-sale	(5,513,366)	(1,794,525)	(1,325,704)
Net change in loans and leases	(633,644)	(1,079,151)	(1,446,924)
Purchases of premises and equipment	(157,361)	(175,799)	(88,580)
Proceeds from sales of other real estate owned	24,806	54,056	110,058
Other, net	48,919	34,916	22,895
Net cash used in investing activities	(2,650,718)	(1,342,542)	(1,352,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,526,016	1,485,192	228,705
Net change in short-term funds borrowed	102,764	(96,125)	(12,274)
Proceeds from issuance of long-term debt	—	—	646,408
Repayments of long-term debt	(287,752)	(1,223,275)	(832,122)
Debt extinguishment costs paid	(2,530)	(35,435)	(45,812)
Cash paid for preferred stock redemptions	(175,669)	—	(799,468)
Proceeds from the issuances of common and preferred stock	22,392	526,438	794,143
Dividends paid on common and preferred stock	(108,055)	(96,130)	(119,660)
Other, net	(5,240)	(3,559)	(10,252)
Net cash provided by (used in) financing activities	2,071,926	557,106	(150,332)
Net decrease in cash and due from banks	(43,623)	(331,115)	(668,220)
Cash and due from banks at beginning of year	841,942	1,173,057	1,841,277
Cash and due from banks at end of year	$798,319	$841,942	$1,173,057

Cash paid for interest	$101,623	$152,783	$191,897
Net cash paid for income taxes	131,665	182,954	181,318
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Zions Bancorporation (“the Parent”) is a financial holding company headquartered in Salt Lake City, Utah, which in 2015 provided a full range of banking and related services through seven subsidiary banks in 11 Western and Southwestern states as follows: Zions Bank, in Utah, Idaho and Wyoming; California Bank & Trust (“CB&T”); Amegy Bank, N. A. (“Amegy”), in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado, N.A. (“Vectra”), in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”) which operates under that name in Washington and under the name The Commerce Bank of Oregon (“TCBO”) in Oregon. Pursuant to a Board resolution adopted November 21, 2014, The Commerce Bank of Oregon merged into TCBW effective March 31, 2015. The Parent also owns and operates certain nonbank subsidiaries that engage in financial services.

Following the close of business on December 31, 2015, these banks and certain of our subsidiaries of the Parent were merged into a single bank which was renamed ZB, N.A. The Parent intends to conduct its future banking business through locally managed and branded units corresponding to these seven banks.

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

In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications did not affect net income or shareholders’ equity.

Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when a company is the primary beneficiary of the VIE. Current accounting guidance requires continuous analysis on a qualitative rather than a quantitative basis to determine the primary beneficiary of a VIE. At the commencement of our involvement and periodically thereafter, we consider our consolidation conclusions for all entities with which we are involved. As of December 31, 2015 and 2014, no VIEs have been consolidated in the Company’s financial statements.

Statement of Cash Flows
For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.

Security Resell Agreements
Security resell agreements represent overnight and term agreements with the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Company, or in some instances third parties on its behalf, take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as “securities sold, not yet purchased” and included as a liability in “Federal funds and other short-term borrowings.” At December 31, 2015, we held approximately $457 million of securities for which we were permitted by contract to sell or repledge. Security resell agreements averaged approximately $569 million during 2015, and the maximum amount outstanding at any month-end during 2015 was approximately $1.6 billion.

Investment Securities
We classify our investment securities according to their purpose and holding period. Gains or losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.

Held-to-maturity (“HTM”) debt securities are carried at amortized cost with purchase discounts or premiums accreted or amortized into interest income over the contractual life of the security. The Company has the intent and ability to hold such securities until maturity.

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

Loans and Allowance for Credit Losses
Loans are reported at the principal amount outstanding, net of unearned income. Unearned income, which includes deferred fees net of deferred direct loan origination costs, is amortized to interest income over the life of the loan using the interest method. Interest income is recognized on an accrual basis. Estimated prepayments are used in the determination of the amount of amortization.

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

Other Noninterest-Bearing Investments
These investments include investments in private equity funds (referred to in this document as private equity investments “PEIs”), venture capital securities, securities acquired for various debt and regulatory requirements, bank-owned life insurance, and certain other noninterest-bearing investments. See further discussions in Notes 5, 17 and 20.
Certain PEIs and venture capital securities are accounted for under the equity method and reported at estimated fair value in the absence of readily ascertainable fair values. Changes in fair value and gains and losses from sales are recognized in noninterest income. The values assigned to the securities where no market quotations exist are based upon available information and may not necessarily represent amounts that will ultimately be realized. Such estimated amounts depend on future circumstances and will not be realized until the individual securities are liquidated.
Bank-owned life insurance is accounted for at fair value based on the cash surrender values of the general account insurance policies. A third party service provides these values.
Other PEIs and those acquired for various debt and regulatory requirements are accounted for at cost. Periodic reviews are conducted for impairment by comparing carrying values with estimates of fair value determined according to the previous discussion.

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

Other Real Estate Owned
Other real estate owned (“OREO”) consists principally of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. Amounts are recorded initially at fair value (less any selling costs) based on property appraisals at the time of transfer and subsequently at the lower of cost or fair value (less any selling costs).

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

Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between financial statement asset and liability amounts and their respective tax bases, and are measured using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. Unrecognized tax benefits for uncertain tax positions relate primarily to state tax contingencies. See further discussion in Note 14.

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

Standards not yet adopted by the Company

ASU 2016-02, Leases (Topic 842)
The standard requires that a lessee recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, the standard will require both types of leases to be recognized on the balance sheet. It also requires disclosures to better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.
		January 1, 2019	We are currently evaluating the potential impact of this new guidance on the Company’s financial statements.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard provides revised accounting guidance related to the accounting for and reporting of financial instruments. Some of the main provisions include:
– Equity investments that do not result in consolidation and are not accounted for under the equity method would be measured at fair value through net income, unless they qualify for the proposed practicability exception for investments that do not have readily determinable fair values.
– Changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option would be recognized in other comprehensive income.
– Elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost. However it will require the use of exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.
		January 1, 2018	We do not currently expect this new guidance will have a material impact on the Company’s financial statements.

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
		January 1, 2016	We do not expect this new disclosure guidance will have a material impact on the Company’s financial statements.

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
		January 1, 2016	We do not expect this new guidance will have a material impact on the Company’s financial statements.

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
		January 1, 2015	Our adoption of this standard did not have a material impact on the accompanying financial statements.

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Year Ended December 31,
	2015	2014	2013

Loans and leases transferred to other real estate owned	$11,924	$25,189	$60,749
Loans and leases reclassified as loans held for sale	5,048	(26,272)	36,301
Adjusted cost of HTM securities reclassified to AFS securities	79,276	—	181,915
Preferred stock/beneficial conversion feature transferred to retained earnings as result of the Series C preferred stock redemption	—	—	125,700

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	December 31, 2015
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$619,758	$—	$619,758	$—	$—	$619,758
Derivatives (included in other assets)	77,638	—	77,638	(5,916)	—	71,722
	$697,396	$—	$697,396	$(5,916)	$—	$691,480

Liabilities:
Federal funds and other short-term borrowings	$346,987	$—	$346,987	$—	$—	$346,987
Derivatives (included in other liabilities)	72,568	—	72,568	(5,916)	(61,134)	5,518
	$419,555	$—	$419,555	$(5,916)	$(61,134)	$352,505

	December 31, 2014
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$1,386,291	$—	$1,386,291	$—	$—	$1,386,291
Derivatives (included in other assets)	66,420	—	66,420	(3,845)	(18)	62,557
	$1,452,711	$—	$1,452,711	$(3,845)	$(18)	$1,448,848

Liabilities:
Federal funds and other short-term borrowings	$244,223	$—	$244,223	$—	$—	$244,223
Derivatives (included in other liabilities)	66,064	—	66,064	(3,845)	(57,547)	4,672
	$310,287	$—	$310,287	$(3,845)	$(57,547)	$248,895

Security repurchase and reverse repurchase (“resell”) agreements are offset, when applicable, in the balance sheet according to master netting agreements. Security repurchase agreements are included with “Federal funds and other short-term borrowings.” Derivative instruments may be offset under their master netting agreements; however, for accounting purposes, we present these items on a gross basis in the Company’s balance sheet. See Note 7 for further information regarding derivative instruments.

5.	INVESTMENTS
Investment Securities
Investment securities are summarized below. Note 20 discusses the process to estimate fair value for investment securities.

	December 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$545,648	$11,218	$4,778	$552,088

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,231,740	4,313	2,658	1,233,395
Agency guaranteed mortgage-backed securities	3,964,593	7,919	36,037	3,936,475
Small Business Administration loan-backed securities	1,932,817	12,602	14,445	1,930,974
Municipal securities	417,374	2,177	856	418,695
Other debt securities	25,454	152	2,665	22,941
	7,571,978	27,163	56,661	7,542,480
Money market mutual funds and other	100,612	61	37	100,636
	7,672,590	27,224	56,698	7,643,116
Total	$8,218,238	$38,442	$61,476	$8,195,204

	December 31, 2014
		Recognized in OCI [1]			Not recognized in OCI
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Carrying value	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$607,675	$—	$—	$607,675	$13,018	$804	$619,889
Asset-backed securities:
Trust preferred securities – banks and insurance	79,276	—	39,699	39,577	18,393	663	57,307
	686,951	—	39,699	647,252	31,411	1,467	677,196
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	607,523	1,572	8,343	600,752			600,752
Agency guaranteed mortgage-backed securities	935,164	12,132	2,105	945,191			945,191
Small Business Administration loan-backed securities	1,544,710	16,446	8,891	1,552,265			1,552,265
Municipal securities	189,059	1,143	945	189,257			189,257
Asset-backed securities:
Trust preferred securities – banks and insurance	537,589	103	121,984	415,708			415,708
Other	5,252	207	7	5,452			5,452
	3,819,297	31,603	142,275	3,708,625			3,708,625
Mutual funds and other	136,591	76	1,044	135,623			135,623
	3,955,888	31,679	143,319	3,844,248			3,844,248
Total	$4,642,839	$31,679	$183,018	$4,491,500			$4,521,444

[1]	The gross unrealized losses recognized in OCI on HTM securities resulted from a previous transfer of AFS securities to HTM and from OTTI.

CDO Sales and Paydowns
During the second quarter of 2015, we sold the remaining portfolio of our collateralized debt obligation (“CDO”) securities, or $574 million at amortized cost, and realized net losses of approximately $137 million. During the first quarter of 2015, we reclassified all of the remaining held-to-maturity CDO securities, or approximately $79 million at amortized cost, to AFS securities. The reclassification resulted from increased risk weights for these securities under the new Basel III capital rules, and was made in accordance with applicable accounting guidance that allows for such reclassifications when increased risk weights of debt securities must be used for regulatory risk-based capital purposes. No gain or loss was recognized in the statement of income at the time of reclassification.

During 2014, we reduced the CDO portfolio by $1.02 billion amortized cost through sales and paydowns/payoffs which resulted in net fixed income securities gains of $10.4 million. These sales were made in part as a result of the Volcker Rule (“VR”).

Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of December 31, 2015 by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$64,213	$64,453	$1,040,087	$1,036,107
Due after one year through five years	198,818	202,124	2,932,469	2,921,436
Due after five years through ten years	153,325	156,676	2,606,838	2,597,827
Due after ten years	129,292	128,835	992,584	987,110
	$545,648	$552,088	$7,571,978	$7,542,480

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4,521	$122,197	$257	$13,812	$4,778	$136,009
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	—	—	—	—
	4,521	122,197	257	13,812	4,778	136,009
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2,176	559,196	482	131,615	2,658	690,811
Agency guaranteed mortgage-backed securities	34,583	3,639,824	1,454	65,071	36,037	3,704,895
Small Business Administration loan-backed securities	5,348	567,365	9,097	535,376	14,445	1,102,741
Municipal securities	735	102,901	121	5,733	856	108,634
Other	—	—	2,665	12,337	2,665	12,337
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	—	—	—	—
Auction rate securities	—	—	—	—	—	—
	42,842	4,869,286	13,819	750,132	56,661	5,619,418
Mutual funds and other	37	35,488	—	—	37	35,488
	42,879	4,904,774	13,819	750,132	56,698	5,654,906
Total	$47,400	$5,026,971	$14,076	$763,944	$61,476	$5,790,915

	December 31, 2014
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value

Held-to-maturity
Municipal securities	$527	$62,762	$277	$14,003	$804	$76,765
Asset-backed securities:
Trust preferred securities – banks and insurance	53	122	40,309	57,186	40,362	57,308
	580	62,884	40,586	71,189	41,166	134,073
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	4,510	295,694	3,833	101,188	8,343	396,882
Agency guaranteed mortgage-backed securities	1,914	425,114	191	12,124	2,105	437,238
Small Business Administration loan-backed securities	5,869	495,817	3,022	175,523	8,891	671,340
Municipal securities	258	36,551	687	4,616	945	41,167
Asset-backed securities:
Trust preferred securities – banks and insurance	—	—	121,984	405,605	121,984	405,605
Auction rate securities	7	1,607	—	—	7	1,607
	12,558	1,254,783	129,717	699,056	142,275	1,953,839
Mutual funds and other	1,044	71,907	—	—	1,044	71,907
	13,602	1,326,690	129,717	699,056	143,319	2,025,746
Total	$14,182	$1,389,574	$170,303	$770,245	$184,485	$2,159,819
At December 31, 2015 and 2014, respectively, 187 and 153 HTM and 709 and 458 AFS investment securities were in an unrealized loss position.
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

Our OTTI evaluation process takes into consideration current market conditions; fair value in relationship to cost; extent and nature of change in fair value; severity and duration of the impairment; recent events specific to the issuer or industry; our assessment of the creditworthiness of the issuer, including external credit ratings, changes, recent downgrades, and trends; the cash flow priority position of the instrument that we hold in the case of structured securities; volatility of earnings and trends; current analysts’ evaluations; all available information relevant to the collectability of debt securities; and other key measures. In addition, for AFS securities with fair values below amortized cost, we must determine if we intend to sell the securities or if it is more likely than not that we will be required to sell the securities before recovery of their amortized cost basis. For HTM securities, we must determine we have the ability to hold the securities to maturity. We consider any other relevant factors before concluding our evaluation for the existence of OTTI in our securities portfolio.

OTTI Conclusions
The following summarizes the conclusions from our OTTI evaluation for those security types that had significant gross unrealized losses at December 31, 2015:

OTTI – U.S. Government Agencies and Corporations
Agency Securities: These securities were issued by the Federal Agricultural Mortgage Corporation (“FAMC”) and the Export-Import Bank of the U.S. These securities are fixed or floating-rate and were generally purchased at par. They have maturity dates from 1 to 25 years and have contractual cash flows guaranteed by agencies of the U.S. Government. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2015, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during 2015.

Agency Guaranteed Mortgage-Backed Securities: These pass-through securities are comprised largely of fixed and floating-rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”). They were generally purchased at premiums with maturity dates from 10 to 15 years for fixed-rate securities and 30 years for floating-rate securities. These securities benefit from certain guarantee provisions or, in the case of GNMA, direct U.S. government guarantees. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2015, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during 2015.

Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from 5 to 25 years and have principal cash flows guaranteed by the SBA. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2015, we did not have an intent to sell identified SBA securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during 2015.

The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings:

(In thousands)	2015			2014
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of year	$(9,079)	$(95,472)	$(104,551)	$(9,052)	$(176,833)	$(185,885)
Additions recognized in earnings during the year:
Credit-related OTTI not previously recognized [1]	—	—	—	—	—	—
Credit-related OTTI previously recognized when there is no intent to sell and no requirement to sell before recovery of amortized cost basis [2]	—	—	—	(27)	—	(27)
Subtotal of amounts recognized in earnings	—	—	—	(27)	—	(27)
Transfers from HTM to AFS	9,079	(9,079)	—	—	—	—
Reductions for securities sold or paid off during the year	—	104,551	104,551	—	81,361	81,361
Reductions for securities the Company intends to sell or will be required to sell before recovery of its amortized cost basis	—	—	—	—	—	—
Balance of credit-related OTTI at end of year	$—	$—	$—	$(9,079)	$(95,472)	$(104,551)

[1]	Relates to securities not previously impaired.

[2]	Relates to additional impairment on securities previously impaired.

To determine the credit component of OTTI for all security types, we utilize projected cash flows. These cash flows are credit adjusted using, among other things, assumptions for default probability and loss severity. Certain other unobservable inputs such as prepayment rate assumptions are also utilized. In addition, certain internal models may be utilized. See Note 20 for further discussion. To determine the credit-related portion of OTTI in accordance with applicable accounting guidance, we use the security specific effective interest rate when estimating the present value of cash flows.

For those securities with credit-related OTTI recognized in the statement of income, the amounts of pretax noncredit-related OTTI recognized in OCI were as follows:

(In thousands)	2015	2014	2013

HTM	$—	$—	$16,114
AFS	—	—	7,358
	$—	$—	$23,472

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	2015		2014		2013
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$1	$—	$18	$27	$81	$403
Available-for-sale	8,443	147,656	92,525	83,815	13,881	181,591
Other noninterest-bearing investments	25,045	12,693	23,706	8,544	10,182	1,662
	33,489	160,349	116,249	92,386	24,144	183,656
Net gains (losses)		$(126,860)		$23,863		$(159,512)
Statement of income information:
Net impairment losses on investment securities		$—		$(27)		$(165,134)
Equity securities gains, net		11,875		13,471		8,520
Fixed income securities gains (losses), net		(138,735)		10,419		(2,898)
Net gains (losses)		$(126,860)		$23,863		$(159,512)
Interest income by security type is as follows:

(In thousands)	2015			2014			2013
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$12,777	$10,892	$23,669	$14,770	$11,264	$26,034	$19,905	$11,375	$31,280
Available-for-sale	94,877	3,326	98,203	71,365	2,558	73,923	69,061	2,046	71,107
Trading	2,214	—	2,214	1,979	—	1,979	1,055	—	1,055
	$109,868	$14,218	$124,086	$88,114	$13,822	$101,936	$90,021	$13,421	$103,442
Investment securities with a carrying value of approximately $2.3 billion and $1.4 billion at December 31, 2015 and 2014, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

Private Equity Investments
Effect of Volcker Rule
The VR, as published pursuant to the Dodd-Frank Act in December 2013 and amended in January 2014, significantly restricted certain activities by covered bank holding companies, including restrictions on certain types of securities, proprietary trading, and private equity investing. The Company’s PEIs consist of Small Business Investment Companies (“SBICs”) and non-SBICs. Following the sales of its CDO securities, the only prohibited investments under the VR requiring divestiture by the Company were certain of its PEIs. Of the recorded PEIs of $137 million at December 31, 2015, approximately $18 million remain prohibited by the VR.

As of December 31, 2015, we have sold a total of approximately $17 million of PEIs, including $9 million during 2015 and $8 million during 2014. All of these sales related to prohibited PEIs. The 2015 sales resulted in insignificant amounts of realized gains or losses. The 2014 sales resulted in net realized gains of $5.6 million, of which $5.1 million was recorded in equity securities gains and $0.5 million was recorded in dividends and other investment income. Further, we recognized $4.7 million of net impairment in 2014 on prohibited PEIs. The remaining balance of PEIs are primarily recorded at estimated fair value at December 31, 2015.

We will dispose of the remaining $18 million of prohibited PEIs before the required deadline. However, the required deadline has been extended to July 21, 2016 from July 21, 2015 and the Federal Reserve has announced its intention to grant banking entities an additional one-year extension to July 21, 2017. See other discussions in Notes 17 and 20.

As discussed in Note 17, we have $22 million at December 31, 2015 of unfunded commitments for PEIs, of which approximately $7 million relate to prohibited PEIs. Until we dispose of the prohibited PEIs, we expect to fund these commitments if and as capital calls are made, as allowed under the VR.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

	December 31,
(In thousands)	2015	2014

Loans held for sale	$149,880	$132,504
Commercial:
Commercial and industrial	$13,211,481	$13,162,955
Leasing	441,666	408,974
Owner occupied	7,150,028	7,351,548
Municipal	675,839	520,887
Total commercial	21,479,014	21,444,364
Commercial real estate:
Construction and land development	1,841,502	1,986,408
Term	8,514,401	8,126,600
Total commercial real estate	10,355,903	10,113,008
Consumer:
Home equity credit line	2,416,357	2,321,150
1-4 family residential	5,382,099	5,200,882
Construction and other consumer real estate	385,240	370,542
Bankcard and other revolving plans	443,780	401,352
Other	187,149	212,360
Total consumer	8,814,625	8,506,286
Total loans	$40,649,542	$40,063,658
Loan balances are presented net of unearned income and fees, which amounted to $150.3 million at December 31, 2015 and $144.7 million at December 31, 2014.
Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $26.2 million at December 31, 2015 and $36.5 million at December 31, 2014.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $288.0 million at December 31, 2015, and $484.9 million at December 31, 2014.
Loans with a carrying value of approximately $19.4 billion at December 31, 2015 and $22.5 billion at December 31, 2014 have been pledged at the Federal Reserve and various Federal Home Loan Banks (“FHLBs”) as collateral for potential borrowings.
We sold loans totaling $1.4 billion in 2015, $1.2 billion in 2014, and $1.6 billion in 2013, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The principal balance of sold loans for which we retain servicing was approximately $1.3 billion at December 31, 2015 and 2014.
Amounts added to loans held for sale during these years were $1.4 billion, $1.2 billion, and $1.5 billion, respectively. Income from loans sold, excluding servicing, was $17.8 million in 2015, $15.1 million in 2014, and $24.1 million in 2013.

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

Since 2009, CB&T and NSB have had loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”), which provided indemnification for credit losses of acquired loans and foreclosed assets up to specified thresholds. The agreements for commercial loans, which comprised the major portion of the acquired portfolio, expired as of September 30, 2014. The agreements for 1-4 family residential loans will expire in 2019. In previous periods, the FDIC-supported loan balances were presented separately in this footnote and in other disclosures, and included purchased credit-impaired (“PCI”) loans as subsequently discussed in Purchased Loans. Due to declining balances, for all years presented herein, the FDIC-supported/PCI loans have been reclassified to their respective loan segments and classes.
Allowance for Credit Losses
The allowance for credit losses (“ACL”) consists of the allowance for loan and lease losses (“ALLL”) (also referred to as the allowance for loan losses) and the RULC.

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
We determine our ALLL as the best estimate within a range of estimated losses. The methodologies we use to estimate the ALLL depend upon the impairment status and portfolio segment of the loan. The methodology for impaired loans is discussed subsequently. For the commercial and CRE segments, we use a comprehensive loan grading system to assign probability of default (“PD”) and loss given default (“LGD”) grades to each loan. The credit quality indicators discussed subsequently are based on this grading system. In addition, loan officers utilize their experience and judgment in assigning PD and LGD grades, subject to confirmation of the PD and LGD by either credit risk or credit examination. We create groupings of these grades for each banking affiliate and loan class and calculate historic loss rates using a loss migration analysis that attributes historic realized losses to these loan grade groupings over the period of January 2008 through the most recent full quarter.

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
Changes in the ACL are summarized as follows:

	December 31, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$412,514	$145,009	$47,140	$604,663
Additions:
Provision for loan losses	96,995	(51,777)	(5,183)	40,035
Adjustment for FDIC-supported/PCI loans	(57)	57	5	5
Deductions:
Gross loan and lease charge-offs	(110,437)	(14,194)	(14,298)	(138,929)
Recoveries	55,262	34,897	10,115	100,274
Net loan and lease (charge-offs) recoveries	(55,175)	20,703	(4,183)	(38,655)
Balance at end of year	$454,277	$113,992	$37,779	$606,048

Reserve for unfunded lending commitments
Balance at beginning of year	$58,931	$21,517	$628	$81,076
Provision credited to earnings	(1,235)	(4,991)	(12)	(6,238)
Balance at end of year	$57,696	$16,526	$616	$74,838

Total allowance for credit losses
Allowance for loan losses	$454,277	$113,992	$37,779	$606,048
Reserve for unfunded lending commitments	57,696	16,526	616	74,838
Total allowance for credit losses	$511,973	$130,518	$38,395	$680,886

	December 31, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$469,213	$216,012	$61,066	$746,291
Additions:
Provision for loan losses	(19,691)	(67,825)	(10,566)	(98,082)
Adjustment for FDIC-supported/PCI loans	(1,209)	—	(96)	(1,305)
Deductions:
Gross loan and lease charge-offs	(76,345)	(15,322)	(14,543)	(106,210)
Recoveries	40,546	12,144	11,279	63,969
Net loan and lease charge-offs	(35,799)	(3,178)	(3,264)	(42,241)
Balance at end of year	$412,514	$145,009	$47,140	$604,663

Reserve for unfunded lending commitments
Balance at beginning of year	$48,345	$37,485	$3,875	$89,705
Provision charged (credited) to earnings	10,586	(15,968)	(3,247)	(8,629)
Balance at end of year	$58,931	$21,517	$628	$81,076

Total allowance for credit losses
Allowance for loan losses	$412,514	$145,009	$47,140	$604,663
Reserve for unfunded lending commitments	58,931	21,517	628	81,076
Total allowance for credit losses	$471,445	$166,526	$47,768	$685,739

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	December 31, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$36,909	$3,154	$9,462	$49,525
Collectively evaluated for impairment	417,295	110,417	27,866	555,578
Purchased loans with evidence of credit deterioration	73	421	451	945
Total	$454,277	$113,992	$37,779	$606,048

Outstanding loan balances
Individually evaluated for impairment	$289,629	$107,341	$92,605	$489,575
Collectively evaluated for impairment	21,129,125	10,193,840	8,712,079	40,035,044
Purchased loans with evidence of credit deterioration	60,260	54,722	9,941	124,923
Total	$21,479,014	$10,355,903	$8,814,625	$40,649,542

	December 31, 2014
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$28,627	$4,027	$9,059	$41,713
Collectively evaluated for impairment	382,552	140,090	37,508	560,150
Purchased loans with evidence of credit deterioration	1,335	892	573	2,800
Total	$412,514	$145,009	$47,140	$604,663

Outstanding loan balances
Individually evaluated for impairment	$259,207	$167,435	$95,267	$521,909
Collectively evaluated for impairment	21,105,217	9,861,862	8,395,371	39,362,450
Purchased loans with evidence of credit deterioration	79,940	83,711	15,648	179,299
Total	$21,444,364	$10,113,008	$8,506,286	$40,063,658

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

Nonaccrual loans are summarized as follows:

	December 31,
(In thousands)	2015	2014

Commercial:
Commercial and industrial	$163,906	$105,591
Leasing	3,829	295
Owner occupied	73,881	87,243
Municipal	951	1,056
Total commercial	242,567	194,185
Commercial real estate:
Construction and land development	7,045	23,880
Term	40,253	25,107
Total commercial real estate	47,298	48,987
Consumer:
Home equity credit line	8,270	11,430
1-4 family residential	50,254	49,861
Construction and other consumer real estate	748	1,735
Bankcard and other revolving plans	537	196
Other	186	254
Total consumer loans	59,995	63,476
Total	$349,860	$306,648

Past due loans (accruing and nonaccruing) are summarized as follows:

	December 31, 2015
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$13,114,045	$60,523	$36,913	$97,436	$13,211,481	$3,065	$117,942
Leasing	440,963	183	520	703	441,666	—	3,309
Owner occupied	7,085,086	37,776	27,166	64,942	7,150,028	3,626	43,984
Municipal	668,207	7,586	46	7,632	675,839	46	951
Total commercial	21,308,301	106,068	64,645	170,713	21,479,014	6,737	166,186
Commercial real estate:
Construction and land development	1,835,360	842	5,300	6,142	1,841,502	—	1,745
Term	8,469,390	10,424	34,587	45,011	8,514,401	21,697	24,867
Total commercial real estate	10,304,750	11,266	39,887	51,153	10,355,903	21,697	26,612
Consumer:
Home equity credit line	2,407,972	4,717	3,668	8,385	2,416,357	—	3,053
1-4 family residential	5,340,549	14,828	26,722	41,550	5,382,099	1,036	20,939
Construction and other consumer real estate	374,987	8,593	1,660	10,253	385,240	1,337	408
Bankcard and other revolving plans	440,358	1,861	1,561	3,422	443,780	1,217	146
Other	186,436	647	66	713	187,149	—	83
Total consumer loans	8,750,302	30,646	33,677	64,323	8,814,625	3,590	24,629
Total	$40,363,353	$147,980	$138,209	$286,189	$40,649,542	$32,024	$217,427

	December 31, 2014
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$13,092,731	$28,295	$41,929	$70,224	$13,162,955	$4,677	$64,385
Leasing	408,724	225	25	250	408,974	—	270
Owner occupied	7,275,842	29,182	46,524	75,706	7,351,548	3,334	39,649
Municipal	520,887	—	—	—	520,887	—	1,056
Total commercial	21,298,184	57,702	88,478	146,180	21,444,364	8,011	105,360
Commercial real estate:
Construction and land development	1,972,206	2,711	11,491	14,202	1,986,408	92	12,481
Term	8,082,940	14,415	29,245	43,660	8,126,600	19,700	13,787
Total commercial real estate	10,055,146	17,126	40,736	57,862	10,113,008	19,792	26,268
Consumer:
Home equity credit line	2,309,967	4,503	6,680	11,183	2,321,150	1	1,779
1-4 family residential	5,163,610	12,416	24,856	37,272	5,200,882	318	20,599
Construction and other consumer real estate	359,723	9,675	1,144	10,819	370,542	160	608
Bankcard and other revolving plans	397,882	2,425	1,045	3,470	401,352	946	80
Other	211,560	644	156	800	212,360	—	84
Total consumer loans	8,442,742	29,663	33,881	63,544	8,506,286	1,425	23,150
Total	$39,796,072	$104,491	$163,095	$267,586	$40,063,658	$29,228	$154,778

[1]	Represents nonaccrual loans not past due more than 30 days; however, full payment of principal and interest is still not expected.
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
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2015
(In thousands)	Pass	Special mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$12,007,076	$399,847	$804,403	$155	$13,211,481
Leasing	411,131	5,166	25,369	—	441,666
Owner occupied	6,720,052	139,784	290,192	—	7,150,028
Municipal	663,903	—	11,936	—	675,839
Total commercial	19,802,162	544,797	1,131,900	155	21,479,014	$454,277
Commercial real estate:
Construction and land development	1,786,610	42,348	12,544	—	1,841,502
Term	8,319,348	47,245	139,036	8,772	8,514,401
Total commercial real estate	10,105,958	89,593	151,580	8,772	10,355,903	113,992
Consumer:
Home equity credit line	2,404,635	—	11,722	—	2,416,357
1-4 family residential	5,325,519	—	56,580	—	5,382,099
Construction and other consumer real estate	381,738	—	3,502	—	385,240
Bankcard and other revolving plans	440,282	—	3,498	—	443,780
Other	186,836	—	313	—	187,149
Total consumer loans	8,739,010	—	75,615	—	8,814,625	37,779
Total	$38,647,130	$634,390	$1,359,095	$8,927	$40,649,542	$606,048

	December 31, 2014
(In thousands)	Pass	Special mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$12,515,846	$209,215	$426,002	$11,892	$13,162,955
Leasing	399,032	4,868	5,074	—	408,974
Owner occupied	6,844,310	168,423	338,815	—	7,351,548
Municipal	518,513	1,318	1,056	—	520,887
Total commercial	20,277,701	383,824	770,947	11,892	21,444,364	$412,514
Commercial real estate:
Construction and land development	1,925,685	8,464	52,259	—	1,986,408
Term	7,802,571	96,347	223,324	4,358	8,126,600
Total commercial real estate	9,728,256	104,811	275,583	4,358	10,113,008	145,009
Consumer:
Home equity credit line	2,304,352	—	16,798	—	2,321,150
1-4 family residential	5,138,660	—	62,222	—	5,200,882
Construction and other consumer real estate	367,932	—	2,610	—	370,542
Bankcard and other revolving plans	399,446	—	1,906	—	401,352
Other	211,811	—	549	—	212,360
Total consumer loans	8,422,201	—	84,085	—	8,506,286	47,140
Total	$38,428,158	$488,635	$1,130,615	$16,250	$40,063,658	$604,663

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

When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge-off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the years ended December 31, 2015 and 2014 was not significant.
Information on all impaired loans is summarized as follows, including the average recorded investment and interest income recognized for the years ended December 31, 2015 and 2014:

	December 31, 2015					Year Ended December 31, 2015
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$272,161	$44,190	$163,729	$207,919	$30,538	$153,756	$7,506
Owner occupied	141,526	83,024	43,243	126,267	5,486	125,777	12,450
Municipal	1,430	951	—	951	—	994	—
Total commercial	415,117	128,165	206,972	335,137	36,024	280,527	19,956
Commercial real estate:
Construction and land development	22,791	5,076	9,558	14,634	618	16,192	6,410
Term	142,239	82,864	34,361	117,225	2,604	111,074	16,971
Total commercial real estate	165,030	87,940	43,919	131,859	3,222	127,266	23,381
Consumer:
Home equity credit line	27,064	18,980	5,319	24,299	243	22,050	1,547
1-4 family residential	74,009	29,540	41,155	70,695	8,736	96,482	2,616
Construction and other consumer real estate	2,741	989	1,014	2,003	173	2,288	123
Bankcard and other revolving plans	—	—	—	—	—	1	102
Other	3,187	36	2,570	2,606	299	3,781	838
Total consumer loans	107,001	49,545	50,058	99,603	9,451	124,602	5,226
Total	$687,148	$265,650	$300,949	$566,599	$48,697	$532,395	$48,563

	December 31, 2014					Year Ended December 31, 2014
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$185,520	$43,257	$103,565	$146,822	$22,852	$185,947	$10,803
Owner occupied	198,231	83,179	86,382	169,561	6,087	233,361	18,221
Municipal	1,535	1,056	—	1,056	—	9,208	—
Total commercial	385,286	127,492	189,947	317,439	28,939	428,516	29,024
Commercial real estate:
Construction and land development	60,993	16,500	26,977	43,477	1,773	61,068	6,384
Term	203,788	96,351	63,740	160,091	2,345	238,507	31,144
Total commercial real estate	264,781	112,851	90,717	203,568	4,118	299,575	37,528
Consumer:
Home equity credit line	30,209	14,798	11,883	26,681	437	25,909	2,426
1-4 family residential	86,575	37,096	35,831	72,927	8,494	81,526	2,058
Construction and other consumer real estate	3,902	1,449	1,410	2,859	233	3,167	155
Bankcard and other revolving plans	—	—	—	—	—	2	22
Other	6,580	—	5,254	5,254	133	7,585	1,665
Total consumer loans	127,266	53,343	54,378	107,721	9,297	118,189	6,326
Total	$777,333	$293,686	$335,042	$628,728	$42,354	$846,280	$72,878

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

Selected information on TDRs at year-end that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	December 31, 2015
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$202	$3,236	$13	$100	$23,207	$34,473	$61,231
Owner occupied	1,999	681	929	—	9,879	16,339	29,827
Total commercial	2,201	3,917	942	100	33,086	50,812	91,058
Commercial real estate:
Construction and land development	94	—	—	—	—	9,698	9,792
Term	4,696	638	166	976	2,249	20,833	29,558
Total commercial real estate	4,790	638	166	976	2,249	30,531	39,350
Consumer:
Home equity credit line	192	2,147	9,763	—	164	3,155	15,421
1-4 family residential	2,669	353	6,747	433	3,440	32,903	46,545
Construction and other consumer real estate	174	384	—	—	—	1,152	1,710
Total consumer loans	3,035	2,884	16,510	433	3,604	37,210	63,676
Total accruing	10,026	7,439	17,618	1,509	38,939	118,553	194,084
Nonaccruing
Commercial:
Commercial and industrial	28	455	—	1,879	3,577	49,617	55,556
Owner occupied	685	1,669	—	724	34	16,335	19,447
Municipal	—	951	—	—	—	—	951
Total commercial	713	3,075	—	2,603	3,611	65,952	75,954
Commercial real estate:
Construction and land development	—	333	—	—	3,156	208	3,697
Term	1,844	—	—	—	2,960	5,203	10,007
Total commercial real estate	1,844	333	—	—	6,116	5,411	13,704
Consumer:
Home equity credit line	7	500	1,400	54	—	233	2,194
1-4 family residential	—	275	2,052	136	1,180	7,299	10,942
Construction and other consumer real estate	—	101	17	48	—	44	210
Bankcard and other revolving plans	—	—	—	—	—	—	—
Total consumer loans	7	876	3,469	238	1,180	7,576	13,346
Total nonaccruing	2,564	4,284	3,469	2,841	10,907	78,939	103,004
Total	$12,590	$11,723	$21,087	$4,350	$49,846	$197,492	$297,088

	December 31, 2014
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2,611	$6,509	$18	$3,203	$3,855	$34,585	$50,781
Owner occupied	19,981	1,124	960	1,251	10,960	17,505	51,781
Total commercial	22,592	7,633	978	4,454	14,815	52,090	102,562
Commercial real estate:
Construction and land development	—	—	—	—	521	19,854	20,375
Term	7,328	9,027	179	3,153	2,546	39,007	61,240
Total commercial real estate	7,328	9,027	179	3,153	3,067	58,861	81,615
Consumer:
Home equity credit line	742	70	11,320	—	166	1,281	13,579
1-4 family residential	2,425	552	6,828	446	753	34,719	45,723
Construction and other consumer real estate	290	422	42	90	—	1,227	2,071
Total consumer loans	3,457	1,044	18,190	536	919	37,227	61,373
Total accruing	33,377	17,704	19,347	8,143	18,801	148,178	245,550
Nonaccruing
Commercial:
Commercial and industrial	442	576	—	611	5,199	20,410	27,238
Owner occupied	2,714	1,219	—	883	2,852	12,040	19,708
Municipal	—	1,056	—	—	—	—	1,056
Total commercial	3,156	2,851	—	1,494	8,051	32,450	48,002
Commercial real estate:
Construction and land development	11,080	68	—	93	3,300	6,427	20,968
Term	2,851	—	—	—	277	4,607	7,735
Total commercial real estate	13,931	68	—	93	3,577	11,034	28,703
Consumer:
Home equity credit line	—	—	420	203	—	399	1,022
1-4 family residential	3,378	1,029	1,951	191	3,527	9,413	19,489
Construction and other consumer real estate	—	463	—	—	—	100	563
Total consumer loans	3,378	1,492	2,371	394	3,527	9,912	21,074
Total nonaccruing	20,465	4,411	2,371	1,981	15,155	53,396	97,779
Total	$53,842	$22,115	$21,718	$10,124	$33,956	$201,574	$343,329

[1]
Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.
Unused commitments to extend credit on TDRs amounted to approximately $7.5 million at December 31, 2015 and $6.1 million at December 31, 2014.
The total recorded investment of all TDRs in which interest rates were modified below market was $188.0 million and $219.3 million at December 31, 2015 and 2014, respectively. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.

The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In thousands)	2015	2014
Commercial:
Commercial and industrial	$(261)	$(84)
Owner occupied	(279)	(519)
Total commercial	(540)	(603)
Commercial real estate:
Construction and land development	(90)	(197)
Term	(378)	(573)
Total commercial real estate	(468)	(770)
Consumer:
Home equity credit line	(2)	(5)
1-4 family residential	(1,037)	(1,130)
Construction and other consumer real estate	(27)	(32)
Total consumer loans	(1,066)	(1,167)
Total decrease to interest income [1]	$(2,074)	$(2,540)

[1]	Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.
As of December 31, 2015, the recorded investment of accruing and nonaccruing TDRs that had a payment default during the year listed below (and are still in default at year-end) and are within 12 months or less of being modified as TDRs is as follows:

(In thousands)	December 31, 2015			December 31, 2014
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$883	$116	$999	$—	$1,008	$1,008
Owner occupied	—	1,684	1,684	—	378	378
Total commercial	883	1,800	2,683	—	1,386	1,386
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Consumer:
Home equity credit line	—	—	—	—	201	201
1-4 family residential	—	722	722	192	310	502
Construction and other consumer real estate	—	—	—	—	55	55
Total consumer loans	—	722	722	192	566	758
Total	$883	$2,522	$3,405	$192	$1,952	$2,144
Note: Total loans modified as TDRs during the 12 months previous to December 31, 2015 and 2014 were $134.0 million and $84.7 million, respectively.

As of December 31, 2015, the amount of foreclosed residential real estate property held by the Company was approximately $0.5 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $12.5 million.

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

We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. Based on this analysis, we believe that the loan portfolio is generally well diversified; however, due to the nature of the Company’s geographical footprint, there are certain significant concentrations primarily in CRE and oil and gas-related lending. Further, we cannot guarantee that we have fully understood or mitigated all risk concentrations or correlated risks. We have adopted and adhere to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged lending, municipal lending, and oil and gas-related lending. All of these limits are continually monitored and revised as we judge appropriate. These concentration limits, particularly the various types of CRE and real estate development loan limits, are materially lower than they were just prior to the emergence of the recent economic downturn.

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
Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

	December 31,
(In thousands)	2015	2014

Commercial	$72,440	$104,942
Commercial real estate	65,167	118,217
Consumer	11,082	17,910
Outstanding balance	$148,689	$241,069

Carrying amount	$125,029	$179,299
Less ALLL	945	2,800
Carrying amount, net	$124,084	$176,499

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

Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans. There were no amounts of these loans at December 31, 2015 and $5.3 million at December 31, 2014.

Changes in the accretable yield for PCI loans were as follows:

(In thousands)	2015	2014

Balance at beginning of year	$45,055	$77,528
Accretion	(40,077)	(58,140)
Reclassification from nonaccretable difference	22,190	17,647
Disposals and other	12,635	8,020
Balance at end of year	$39,803	$45,055
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
During 2015, 2014 and 2013, we adjusted the ALLL for acquired loans by recording a provision for loan losses of $0.3 million in 2015, and a negative provision of $(1.7) million in 2014, and $(10.1) million in 2013. The provision is net of the ALLL reversals resulting from changes in cash flow estimates, which are discussed subsequently.
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

For increases in carrying values that resulted from better than expected cash flows, we use such increases first to reverse any existing ALLL. During 2015, 2014, and 2013, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $3.7 million in 2015 and $4.6 million in 2014, and $15.1 million in 2013. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income.
The impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $31.6 million in 2015, $46.7 million in 2014, and $90.9 million in 2013, of additional interest income.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives
Our objectives in using derivatives are to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider advisable, to manage exposure to interest rate movements or other identified risks, and/or to directly offset derivatives sold to our customers. We apply hedge accounting to certain derivatives executed for risk management purposes as described in more detail subsequently. However, we do not apply hedge accounting to all of the derivatives involved in our risk management activities. Derivatives not designated as accounting hedges are not speculative and are used to economically manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements.

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
For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. In previous years, we used fair value hedges to manage interest rate exposure to certain long-term debt. These hedges have been terminated and their remaining balances were completely amortized into earnings during 2015.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in OCI and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. We use interest rate swaps as part of our cash flow hedging strategy to hedge the variable cash flows associated with designated commercial loans. These interest rate swap agreements designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying notional amount.

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
Amounts in AOCI are reclassified to interest income as interest is earned on variable-rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following December 31, 2015, we estimate that an additional $6.0 million will be reclassified.

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
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately offset through matching derivative contracts, such that the Company minimizes its interest rate risk exposure resulting from such transactions. Most of these customers do not have the capability for centralized clearing. Therefore we manage the credit risk through loan underwriting which includes a credit risk exposure formula for the swap, the same collateral and guarantee protection applicable to the loan and credit approvals, limits, and monitoring procedures. Fee income from customer swaps is included in other service charges, commissions and fees. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. Nevertheless, the related credit risk is considered and measured when and where appropriate. See Note 6 and 17 for further discussion of our underwriting, collateral requirements, and other procedures used to address credit risk.

Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At December 31, 2015, the fair value of our derivative liabilities was $72.6 million, for which we were required to pledge cash collateral of approximately $56.6 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at December 31, 2015, the additional amount of collateral we could be required to pledge is approximately $1.6 million. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at December 31, 2015 and 2014, and the related gain (loss) of derivative instruments for the years then ended is summarized as follows:

	December 31, 2015			December 31, 2014
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Cash flow hedges: [1]
Interest rate swaps	$1,387,500	$5,461	$956	$275,000	$1,508	$123
Total derivatives designated as hedging instruments	1,387,500	5,461	956	275,000	1,508	123
Derivatives not designated as hedging instruments
Interest rate swaps	40,314	—	8	—	—	—
Interest rate swaps for customers [2]	3,256,190	51,353	53,843	2,770,052	48,287	50,669
Foreign exchange	463,064	20,824	17,761	443,721	16,625	15,272
Total derivatives not designated as hedging instruments	3,759,568	72,177	71,612	3,213,773	64,912	65,941
Total derivatives	$5,147,068	$77,638	$72,568	$3,488,773	$66,420	$66,064

	Year Ended December 31, 2015					Year Ended December 31, 2014
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Cash flow hedges: [1]
Interest rate swaps	$12,124	$9,004				$4,361	$2,594
	12,124	9,004	[3]			4,361	2,594	[3]
Fair value hedges:
Terminated swaps on long-term debt					$1,504					$2,309
Total derivatives designated as hedging instruments	12,124	9,004			1,504	4,361	2,594			2,309
Derivatives not designated as hedging instruments
Interest rate swaps				$—					$355
Interest rate swaps for customers [2]				7,438					467
Futures contracts				2					—
Foreign exchange				9,519					8,344
Total return swap				—					(7,894)
Total derivatives not designated as hedging instruments				16,959					1,272
Total derivatives	$12,124	$9,004		$16,959	$1,504	$4,361	$2,594		$1,272	$2,309
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss).

[2]	Amounts include both the customer swaps and the offsetting derivative contracts.

[3]	Amounts of $9.0 million for 2015 and $2.6 million for 2014 are the amounts of reclassification to earnings presented in the tabular changes of AOCI in Note 13.
The fair value of derivative assets was reduced by a net credit valuation adjustment of $2.4 million at both December 31, 2015 and 2014. The adjustment for derivative liabilities was not significant at December 31, 2015 and 2014. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

8.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

(In thousands)	December 31,
	2015	2014

Land	$229,693	$233,300
Buildings	598,643	551,603
Furniture and equipment	459,975	458,703
Leasehold improvements	138,765	133,624
Software	295,428	239,670
Total	1,722,504	1,616,900
Less accumulated depreciation and amortization	817,042	787,091
Net book value	$905,462	$829,809

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Core deposit and other intangible assets and related accumulated amortization are as follows at December 31:

	Gross carrying amount		Accumulated amortization		Net carrying amount
(In thousands)	2015	2014	2015	2014	2015	2014

Core deposit intangibles	$166,518	$170,688	$(151,157)	$(146,842)	$15,361	$23,846
Customer relationships and other intangibles	28,014	28,014	(27,103)	(26,340)	911	1,674
Total	$194,532	$198,702	$(178,260)	$(173,182)	$16,272	$25,520
The amount of amortization expense of core deposit and other intangible assets is separately reflected in the statement of income.

Estimated amortization expense for core deposit and other intangible assets is as follows for the five years succeeding December 31, 2015:

(In thousands)

2016	$7,888
2017	6,369
2018	1,556
2019	459
2020	—
Changes in the carrying amount of goodwill for operating segments with goodwill are as follows:

(In thousands)	Zions Bank	CB&T	Amegy	Consolidated Company

Balance at December 31, 2013	$19,514	$379,024	$615,591	$1,014,129
Impairment losses	—	—	—	—
Balance at December 31, 2014	19,514	379,024	615,591	1,014,129
Impairment losses	—	—	—	—
Balance at December 31, 2015	$19,514	$379,024	$615,591	$1,014,129

A Company-wide annual impairment test is conducted as of October 1 of each year and updated on a more frequent basis when events or circumstances indicate that impairment could have taken place. Results of the testing for 2015 and 2014 concluded that no impairment was present in any of the operating segments.

10.	DEPOSITS
At December 31, 2015, the scheduled maturities of all time deposits were as follows:

(In thousands)

2016	$1,667,431
2017	248,709
2018	128,548
2019	86,471
2020	110,674
Thereafter	973
Total	$2,242,806

At December 31, 2015, the contractual maturities of domestic time deposits with a denomination of $100,000 and over were as follows: $334 million in 3 months or less, $219 million over 3 months through 6 months, $278 million over 6 months through 12 months, and $300 million over 12 months.
Domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250,000 were $584 million and $657 million at December 31, 2015 and 2014, respectively. Domestic time deposits under $250,000 were $1.5 billion and $1.7 billion at December 31, 2015 and 2014, respectively. Foreign time deposits $250,000 and over were $112 million and $135 million at December 31, 2015 and 2014, respectively.
Deposit overdrafts reclassified as loan balances were $14 million and $15 million at December 31, 2015 and 2014, respectively.

11.	SHORT-TERM BORROWINGS
Selected information for federal funds and other short-term borrowings is as follows:

(Amounts in thousands)	2015	2014	2013
Federal funds purchased
Average amount outstanding	$105,910	$104,358	$150,217
Weighted average rate	0.18%	0.17%	0.15%
Highest month-end balance	122,461	124,093	206,450
Year-end balance	111,263	100,193	129,131
Weighted average rate on outstandings at year-end	0.25%	0.15%	0.14%

Security repurchase agreements
Average amount outstanding	127,358	116,190	124,929
Weighted average rate	0.11%	0.06%	0.05%
Highest month-end balance	205,566	156,710	137,611
Year-end balance	205,566	118,600	137,611
Weighted average rate on outstandings at year-end	0.15%	0.13%	0.05%

Other short-term borrowings, year-end balances
Securities sold, not yet purchased	30,158	24,230	73,606
Other	—	1,200	—
Total federal funds and other short-term borrowings	$346,987	$244,223	$340,348

Federal funds purchased and security repurchase agreements generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis (e.g., 30 or 60 days). Our subsidiary bank executes overnight repurchase agreements with sweep accounts in conjunction with a master repurchase agreement. When this occurs, securities under their control are pledged and interest is paid on the collected balance of the customers’ accounts. For term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. Of the total security repurchase agreements at December 31, 2015, $63 million were overnight and $143 million were term.

Prior to the consolidation of our subsidiary bank charters on December 31, 2015, the subsidiary banks could borrow from the FHLB under their lines of credit that are secured under blanket pledge arrangements. The subsidiary banks maintained unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2015, the amount available for FHLB advances was approximately $9.1 billion and no short-term FHLB advances were outstanding.

Additionally, prior to the consolidation of our subsidiary bank charters on December 31, 2015, the subsidiary banks could also borrow from the Federal Reserve based on the amount of collateral pledged to a Federal Reserve Bank. At December 31, 2015, the amount available for additional Federal Reserve borrowings was approximately $4.3 billion.

12.	LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
(In thousands)	2015	2014

Junior subordinated debentures related to trust preferred securities	$164,950	$168,043
Convertible subordinated notes	—	132,838
Subordinated notes	249,891	335,798
Senior notes	401,595	432,385
FHLB advances	—	22,156
Capital lease obligations	912	1,062
Total	$817,348	$1,092,282

The preceding amounts represent the par value of the debt adjusted for any unamortized premium or discount or other basis adjustments, including the value of associated hedges for 2014.

Trust Preferred Securities
Junior subordinated debentures related to trust preferred securities issued to the following trusts were outstanding at December 31, 2015 as follows:

(Amounts in thousands)	Balance	Coupon rate [1]	Maturity

Amegy Statutory Trust I	$51,547	3mL+2.85% (3.38%)	Dec 2033
Amegy Statutory Trust II	36,083	3mL+1.90% (2.22%)	Oct 2034
Amegy Statutory Trust III	61,856	3mL+1.78% (2.29%)	Dec 2034
Stockmen’s Statutory Trust II	7,732	3mL+3.15% (3.75%)	Mar 2033
Stockmen’s Statutory Trust III	7,732	3mL+2.89% (3.42%)	Mar 2034
Total	$164,950

[1]	Designation of “3mL” is three-month LIBOR; effective interest rate at the beginning of the accrual period commencing on or before December 31, 2015 is shown in parenthesis.

The junior subordinated debentures for the Amegy and Stockmen’s Trusts were assumed by the Parent through previous acquisitions and mergers, and are direct and unsecured obligations of the Parent. They are subordinate to other indebtedness and general creditors.

The Parent has assumed the unconditional guarantees of the obligations of the Amegy and Stockmen’s trusts with respect to their respective series of trust preferred securities to the extent set forth in the applicable guarantee agreements. Each trust has issued a corresponding series of trust preferred security obligations. The trust obligations are in the form of capital securities subject to mandatory redemption upon repayment of the junior subordinated debentures by the Parent. The sole assets of the trusts are the junior subordinated debentures.

Interest distributions are made quarterly at the same rates earned by the trusts on the junior subordinated debentures; however, we may defer the payment of interest on the junior subordinated debentures. Early redemption is currently possible on all of the debentures and requires the approval of banking regulators.

Subordinated Notes
Subordinated notes consist of the following at December 31, 2015:

(Amounts in thousands)	Subordinated notes
Coupon rate	Balance	Par amount	Maturity

5.65%	$162,000	$162,000	Nov 2023
6.95%	87,891	87,891	Sep 2028
Total	$249,891	$249,891
These notes are unsecured, and interest is payable quarterly on the 6.95% notes and semiannually on the 5.65% notes. For the 6.95% notes, interest payments commenced December 15, 2013 to the earliest possible redemption date of September 15, 2023, after which the interest rate changes to an annual floating rate equal to 3mL+3.89%. Interest payments on the 5.65% notes commenced May 15, 2014 to the earliest possible redemption date of November 15, 2018, after which they are payable quarterly at an annual floating rate equal to 3mL+4.19%.
Senior Notes
Senior notes consist of the following at December 31, 2015:

(Amounts in thousands)	Senior notes
Coupon rate	Balance	Par amount	Maturity

4.00%	$88,210	$89,360	Jun 2016
4.50%	160,950	163,857	Mar 2017
4.50%	141,328	145,231	Jun 2023
3.60%	11,107	11,108	July 2018
Total	$401,595	$409,556
These notes are unsecured and interest is payable semiannually. The notes were issued under a shelf registration filed with the SEC and were sold via the Company’s online auction process and direct sales. The notes are not redeemable prior to maturity except for the $11.1 million notes that have an optional early redemption in June 2016.
Debt Redemptions and Repurchases
We redeemed or repurchased the following amounts of long-term debt during 2015 and 2014:

(Amounts in thousands)	2015		2014
Note type	Coupon rate	Par amount	Coupon rate	Par amount

Trust preferred	3mL + 2.85%	$3,093
Convertible subordinated notes			5.65%	$75,674
	6.00%	79,276
	5.50%	71,592
		150,868		75,674
Subordinated notes			5.65%	30,173
			3mL+1.25%	75,000
	6.00%	32,366
	5.50%	52,078
		84,444		105,173
Senior notes			7.75%	240,769
			4.0%, 4.5%	499,980
			3.50%	50,000
			2.55% - 5.50%	247,512
	3.30% - 3.70%	27,281
		27,281		1,038,261
FHLB Advances		22,009
Total		$287,695		$1,219,108

Debt Extinguishment Costs
Debt extinguishment costs are as follows for the years 2015, 2014 and 2013:

(In thousands)	2015	2014	2013

Early tender premiums	$2,395	$33,971	$45,812
Write-offs of unamortized debt discount and issuance costs and fees	135	10,451	74,380
Total	$2,530	$44,422	$120,192
Maturities of Long-term Debt
Maturities of long-term debt are as follows for the years succeeding December 31, 2015:

(In thousands)	Consolidated	Parent only

2016	$88,382	$88,210
2017	161,147	160,951
2018	11,332	11,107
2019	259	—
2020	60	—
Thereafter	556,168	556,168
Total	$817,348	$816,436

The $556.2 million of Parent only maturities payable after 2020 consist of the $165.0 million of trust preferred securities and $391.2 million of senior notes.

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

In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid on the 15th day of the months indicated in the following schedule. Dividends are approved by the Board of Directors and are subject to regulatory non-objection to a stress test and capital plan submitted to the Federal Reserve pursuant to the annual Comprehensive Capital Analysis and Review (“CCAR”) process. Redemption of the preferred stock is at the Company’s option after the expiration of any applicable redemption restrictions. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. Redemptions are subject to certain regulatory provisions, including the previously noted capital plan non-objection for a submitted capital plan in a given year.

Preferred stock is summarized as follows:

(Amounts in thousands except share amounts)	Carrying value at December 31,		Shares at December 31, 2015			Dividends payable	Earliest redemption date	Rate following earliest redemption date	Dividends payable after rate change
	2015	2014	Authorized	Outstanding	Rate
								(when applicable)
Series A	$66,316	$66,168	140,000	66,139	> of 4.0% or 3mL+0.52%	Qtrly Mar,Jun,Sep,Dec	Dec 15, 2011
Series F	143,750	143,750	250,000	143,750	7.9%	Qtrly Mar,Jun,Sep,Dec	Jun 15, 2017
Series G	171,827	171,827	200,000	171,827	6.3%	Qtrly Mar,Jun,Sep,Dec	Mar 15, 2023	annual float-ing rate = 3mL+4.24%
Series H	126,221	126,221	126,221	126,221	5.75%	Qtrly Mar,Jun,Sep,Dec	Jun 15, 2019
Series I	125,224	300,893	300,893	125,224	5.8%	Semi-annually Jun,Dec	Jun 15, 2023	annual float-ing rate = 3mL+3.8%	Qtrly Mar,Jun,Sep,Dec
Series J	195,152	195,152	195,152	195,152	7.2%	Semi-annually Mar,Sep	Sep 15, 2023	annual float-ing rate = 3mL+4.44%	Qtrly Mar,Jun,Sep,Dec
Total	$828,490	$1,004,011

Preferred Stock Redemptions
Effective November 18, 2015, we redeemed approximately $175.7 million of Series I preferred stock through a cash tender offer. The offer amount of $180 million, or $24.65 per share, differed from the redemption amount by approximately $4.3 million of accrued dividends. The size and terms of the offer were determined in accordance with the Company’s 2015 capital plan.

In September 2013, we redeemed all of the outstanding $800 million par amount of Series C preferred stock through the issuance of an aggregate equivalent amount of other series of preferred stock. The reduction of $926 million carrying value in preferred stock differed from the par amount by $126 million, which was the intrinsic value of the beneficial conversion feature (“BCF”) associated with the convertible subordinated debt. The BCF had been accumulating as the convertible subordinated debt was converted to the Series C preferred stock. The $126 million BCF transfer was recorded as a preferred stock redemption in the 2013 statement of income. As shown in Note 12, the remaining convertible subordinated debt matured during 2015.

Common Stock
In July 2014, we issued $525 million of common stock, which consisted of approximately 17.6 million shares at a price of $29.80 per share. Net of commissions and fees, this issuance added approximately $516 million to common stock and was permitted under the Company’s resubmitted capital plan.

Common Stock Warrants
We have 5.8 million common stock warrants at an exercise price of $36.27 per share which expire November 14, 2018. These warrants were associated with the preferred stock issued under the Troubled Asset Relief Program (“TARP”) which was redeemed in 2012. In addition, we have issued a total of 29.3 million common stock warrants which can be exercised at a price of $36.14 as of December 31, 2015 through May 22, 2020.

Accumulated Other Comprehensive Income
Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
2015
Balance at December 31, 2014	$(91,921)	$2,226	$(38,346)	$(128,041)

Other comprehensive income (loss) before reclassifications, net of tax	(12,471)	4,903	(3,161)	(10,729)
Amounts reclassified from AOCI, net of tax	86,023	(5,583)	3,718	84,158
Other comprehensive income (loss)	73,552	(680)	557	73,429
Balance at December 31, 2015	$(18,369)	$1,546	$(37,789)	$(54,612)

Income tax expense (benefit) included in other comprehensive income (loss)	$48,422	$(331)	$374	$48,465

2014
Balance at December 31, 2013	$(168,805)	$1,556	$(24,852)	$(192,101)

Other comprehensive income (loss) before reclassifications, net of tax	82,204	2,275	(15,284)	69,195
Amounts reclassified from AOCI, net of tax	(5,320)	(1,605)	1,790	(5,135)
Other comprehensive income (loss)	76,884	670	(13,494)	64,060
Balance at December 31, 2014	$(91,921)	$2,226	$(38,346)	$(128,041)

Income tax expense (benefit) included in other comprehensive income (loss)	$60,795	$467	$(8,764)	$52,498

				Statement of Income (SI) Balance Sheet (BS)
(In thousands)	Amounts reclassified from AOCI [1]
Details about AOCI components	2015	2014	2013		Affected line item

Net realized gains (losses) on investment securities	$(138,735)	$10,419	$(2,898)	SI	Fixed income securities gains (losses), net
Income tax expense (benefit)	(52,712)	3,971	(1,123)
	(86,023)	6,448	(1,775)

Net unrealized losses on investment securities	—	(27)	(164,732)	SI	Net impairment losses on investment securities
Income tax benefit	—	(10)	(64,829)
	—	(17)	(99,903)

Accretion of securities with noncredit-related impairment losses not expected to be sold	—	(1,878)	(2,106)	BS	Investment securities, held-to-maturity
Deferred income taxes	—	767	848	BS	Other assets
	$(86,023)	$5,320	$(102,936)

Net unrealized gains on derivative instruments	$9,004	$2,594	$2,647	SI	Interest and fees on loans
Income tax expense	3,421	989	1,067
	$5,583	$1,605	$1,580

Amortization of net actuarial loss	$(5,996)	$(2,843)	$(8,127)	SI	Salaries and employee benefits
Amortization of prior service credit (cost)	—	(50)	27	SI	Salaries and employee benefits
Income tax benefit	(2,278)	(1,103)	(3,194)
	$(3,718)	$(1,790)	$(4,906)

[1]	Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

Deferred Compensation
Deferred compensation consists of invested assets, including the Company’s common stock, which are held in rabbi trusts for certain employees and directors. At December 31, 2015 and 2014, the cost of the common stock included in retained earnings was approximately $15.2 million and $14.3 million, respectively. We consolidate the fair value of invested assets of the trusts along with the total obligations and include them in other assets and other liabilities, respectively, in the balance sheet. At December 31, 2015 and 2014, total invested assets were approximately $81.8 million and $86.6 million and total obligations were approximately $96.9 million and $100.9 million, respectively.

Noncontrolling Interests
In 2013, we removed the entire noncontrolling interest amount of approximately $4.8 million from the Company’s balance sheet following settlement with the remaining owner.

14.	INCOME TAXES
Income tax expense is summarized as follows:

(In thousands)	2015	2014	2013
Federal:
Current	$158,164	$178,450	$173,418
Deferred	(31,843)	14,277	(51,475)
	126,321	192,727	121,943
State:
Current	14,027	18,573	29,676
Deferred	2,040	11,661	(8,642)
	16,067	30,234	21,034
	$142,388	$222,961	$142,977

Income tax expense computed at the statutory federal income tax rate of 35% reconciles to actual income tax expense as follows:

(In thousands)	2015	2014	2013

Income tax expense at statutory federal rate	$158,151	$217,498	$142,251
State income taxes including credits, net	10,443	19,652	13,672
Other nondeductible expenses	3,205	2,949	2,574
Nontaxable income	(20,397)	(17,869)	(17,071)
Tax credits and other taxes	(2,926)	(1,717)	(2,628)
Other	(6,088)	2,448	4,179
	$142,388	$222,961	$142,977

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (“DTA”) and deferred tax liabilities are presented below:

(In thousands)	December 31,
	2015	2014
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$254,223	$258,488
Pension and postretirement	24,749	25,142
Deferred compensation	91,665	93,023
Security investments and derivative fair value adjustments	11,254	22,440
Net operating losses, capital losses and tax credits	4,659	5,442
FDIC-supported transactions	9,157	15,636
Other	46,016	46,521
	441,723	466,692
Valuation allowance	(4,261)	(4,261)
Total deferred tax assets	437,462	462,431

Gross deferred tax liabilities:
Core deposits and purchase accounting	(3,392)	(6,559)
Premises and equipment, due to differences in depreciation	(10,588)	(10,361)
FHLB stock dividends	(10,042)	(12,376)
Leasing operations	(85,255)	(76,148)
Prepaid expenses	(9,001)	(9,337)
Prepaid pension reserves	(18,087)	(18,491)
Mortgage servicing	(6,845)	(5,834)
Subordinated debt modification	(46,451)	(64,030)
Deferred loan fees	(23,723)	(22,774)
Equity investments	(21,037)	(12,262)
Total deferred tax liabilities	(234,421)	(238,172)
Net deferred tax assets	$203,041	$224,259

The amount of net DTAs is included with other assets in the balance sheet. The $4.3 million valuation allowance at December 31, 2015 and 2014 was for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. At December 31, 2015, excluding the $4.3 million, the tax effect of remaining net operating loss and tax credit carryforwards was approximately $0.4 million expiring through 2030.

We evaluate the net DTAs on a regular basis to determine whether an additional valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more likely than not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of December 31, 2015.

We have a liability for unrecognized tax benefits relating to uncertain tax positions primarily for various state tax contingencies in several jurisdictions. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)	2015	2014	2013

Balance at beginning of year	$3,255	$2,385	$2,385
Tax positions related to current year:
Additions	786	—	—
Reductions	—	—	—
Tax positions related to prior years:
Additions	1,407	870	—
Reductions	—	—	—
Settlements with taxing authorities	—	—	—
Lapses in statutes of limitations	—	—	—
Balance at end of year	$5,448	$3,255	$2,385

At December 31, 2015 and 2014, the liability for unrecognized tax benefits included approximately $3.9 million and $2.1 million, respectively (net of the federal tax benefit on state issues) that, if recognized, would affect the effective tax rate. There is approximately $3.3 million of gross unrecognized tax benefits that may decrease during the 12 months subsequent to December 31, 2015.

Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. At December 31, 2015 and 2014, accrued interest and penalties recognized in the balance sheet, net of any federal and/or state tax benefits, were approximately $0.7 million and $0.6 million, respectively.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2012 for federal returns and 2007 for certain state returns.

15.	NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

(In thousands, except per share amounts)	2015	2014	2013
Basic:
Net income applicable to controlling interest	$309,471	$398,462	$263,791
Less common and preferred dividends	107,990	103,111	(6,094)
Undistributed earnings	201,481	295,351	269,885
Less undistributed earnings applicable to nonvested shares	1,836	2,933	2,832
Undistributed earnings applicable to common shares	199,645	292,418	267,053
Distributed earnings applicable to common shares	44,816	30,983	23,916
Total earnings applicable to common shares	$244,461	$323,401	$290,969

Weighted average common shares outstanding	203,265	192,207	183,844

Net earnings per common share	$1.20	$1.68	$1.58

Diluted:
Total earnings applicable to common shares	$244,461	$323,401	$290,969
Additional undistributed earnings allocated to incremental shares	—	—	—
Diluted earnings applicable to common shares	$244,461	$323,401	$290,969

Weighted average common shares outstanding	203,265	192,207	183,844
Additional weighted average dilutive shares	433	582	453
Weighted average diluted common shares outstanding	203,698	192,789	184,297

Net earnings per common share	$1.20	$1.68	$1.58

For 2013, preferred dividends were offset by a preferred stock redemption of approximately $126 million that resulted from the redemption of the Company’s Series C preferred stock. See further discussion in Note 13.

16.	SHARE-BASED COMPENSATION
We have a stock option and incentive plan which allows us to grant stock options, restricted stock, restricted stock units (“RSUs”), and other awards to employees and nonemployee directors. Total shares authorized under the plan were 9,000,000 at December 31, 2015, of which 7,523,768 were available for future grants.

All share-based payments to employees, including grants of employee stock options, are recognized in the statement of income based on their fair values. The fair value of an equity award is estimated on the grant date without regard to service or performance vesting conditions.

We classify all share-based awards as equity instruments. Compensation expense is included in salaries and employee benefits in the statement of income, with the corresponding increase included in common stock. Substantially all awards of stock options, restricted stock, and RSUs have graded vesting that is recognized on a straight-line basis over the vesting period.

Compensation expense and the related tax benefit for all share-based awards were as follows:

(In thousands)	2015	2014	2013

Compensation expense	$24,974	$23,632	$28,052
Reduction of income tax expense	8,284	7,767	9,123

As of December 31, 2015, compensation expense not yet recognized for nonvested share-based awards was approximately $26.6 million, which is expected to be recognized over a weighted average period of 2.4 years.

The tax effects recognized from the exercise of stock options and the vesting of restricted stock and RSUs decreased common stock by approximately $0.8 million in 2015, and increased common stock by approximately $0.4 million in 2014, and $0.3 million in 2013. These amounts are included in the net activity under employee plans and related tax benefits in the statement of changes in shareholders’ equity.

Stock Options
Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. For all stock options granted in 2015, 2014, and 2013, we used the Black-Scholes option pricing model to estimate the fair values of stock options in determining compensation expense. The following summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted:

	2015	2014	2013
Weighted average of fair value for options granted	$6.17	$6.10	$6.79
Weighted average assumptions used:
Expected dividend yield	1.3%	1.3%	1.3%
Expected volatility	25.0%	25.1%	32.5%
Risk-free interest rate	1.57%	1.55%	0.78%
Expected life (in years)	5.0	5.0	4.5

The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The following summarizes our stock option activity for the three years ended December 31, 2015:

	Number of shares	Weighted average exercise price

Balance at December 31, 2012	5,962,325	$38.87
Granted	1,047,781	27.41
Exercised	(488,479)	20.11
Expired	(574,157)	70.12
Forfeited	(72,880)	22.25
Balance at December 31, 2013	5,874,590	35.54
Granted	947,758	28.67
Exercised	(489,905)	21.60
Expired	(618,207)	73.28
Forfeited	(83,734)	25.72
Balance at December 31, 2014	5,630,502	31.60
Granted	740,300	29.01
Exercised	(1,165,287)	25.11
Expired	(1,322,067)	48.44
Forfeited	(79,353)	28.09
Balance at December 31, 2015	3,804,095	27.30

Outstanding stock options exercisable as of:
December 31, 2015	2,187,259	$26.35
December 31, 2014	3,804,873	33.86
December 31, 2013	4,101,928	40.40
We issue new authorized shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $6.7 million in 2015, $3.9 million in 2014, and $4.0 million in 2013. Cash received from the exercise of stock options was $22.7 million in 2015, $10.6 million in 2014, and $9.8 million in 2013.
Additional selected information on stock options at December 31, 2015 follows:

	Outstanding stock options				Exercisable stock options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Exercise price range					Number of shares	Weighted average exercise price

$ 0.32 to $19.99	552,618	$17.20	2.6	[1]	552,618	$17.20
$20.00 to $24.99	709,462	23.84	1.9		700,060	23.83
$25.00 to $29.99	2,344,883	28.35	5.3		772,369	27.88
$30.00 to $44.99	52,379	30.10	4.3		17,459	30.10
$45.00 to $59.99	70,200	47.10	2.2		70,200	47.10
$60.00 to $79.99	2,553	72.08	1.1		2,553	72.08
$80.00 to $81.99	36,000	80.65	0.3		36,000	80.65
$82.00 to $83.38	36,000	83.38	1.4		36,000	83.38
	3,804,095	27.30	4.1	[1]	2,187,259	26.35

[1]
The weighted average remaining contractual life excludes 21,252 stock options without a fixed expiration date that were assumed with the Amegy acquisition. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

The aggregate intrinsic value of outstanding stock options at December 31, 2015 and 2014 was $8.0 million and $14.4 million, respectively, while the aggregate intrinsic value of exercisable options was $8.0 million and $11.3 million at the same respective dates. For exercisable options, the weighted average remaining contractual life was 3.1 years and 1.8 years at December 31, 2015 and 2014, respectively, excluding the stock options previously noted without a fixed expiration date. At December 31, 2015, 1,579,501 stock options with a weighted average exercise price of $28.59, a weighted average remaining life of 5.6 years, and an aggregate intrinsic value of $27.3 thousand, were expected to vest.

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

Nonemployee directors were granted 31,080 RSUs in 2015; 16,670 shares of restricted stock and 6,656 RSUs in 2014; and 17,444 shares of restricted stock and 4,984 RSUs in 2013. The 2015 RSUs vested immediately upon grant, and the 2014 and 2013 awards vested over six months.

The following summarizes our restricted stock activity for the three years ended December 31, 2015:

	Number of shares	Weighted average issue price

Nonvested restricted shares at December 31, 2012	851,236	$22.07
Issued	56,774	24.55
Vested	(452,743)	21.80
Forfeited	(44,317)	24.31
Nonvested restricted shares at December 31, 2013	410,950	22.46
Issued	16,670	28.87
Vested	(256,890)	23.23
Forfeited	(9,510)	23.68
Nonvested restricted shares at December 31, 2014	161,220	21.82
Issued	22,441	29.02
Vested	(123,161)	22.32
Forfeited	(1,130)	23.54
Nonvested restricted shares at December 31, 2015	59,370	23.49

The following summarizes our RSU activity for the three years ended December 31, 2015:

	Number of restricted stock units	Weighted average grant price

Restricted stock units at December 31, 2012	822,753	$19.04
Granted	949,418	25.99
Vested	(160,580)	20.17
Forfeited	(89,553)	20.13
Restricted stock units at December 31, 2013	1,522,038	23.19
Granted	727,300	28.81
Vested	(416,755)	22.26
Forfeited	(63,163)	25.48
Restricted stock units at December 31, 2014	1,769,420	25.64
Granted	790,929	29.06
Vested	(673,385)	24.78
Forfeited	(88,421)	27.17
Restricted stock units at December 31, 2015	1,798,543	27.39

The total fair value at grant date of restricted stock and RSUs vested during the year was $19.4 million in 2015, $15.2 million in 2014, and $13.1 million in 2013. At December 31, 2015, 59,370 shares of restricted stock and 1,192,702 RSUs were expected to vest with an aggregate intrinsic value of $1.6 million and $32.6 million, respectively.

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

Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

	December 31,
(In thousands)	2015	2014

Net unfunded commitments to extend credit [1]	$17,169,785	$16,658,757
Standby letters of credit:
Financial	661,554	745,895
Performance	216,843	183,482
Commercial letters of credit	18,447	32,144
Total unfunded lending commitments	$18,066,629	$17,620,278

[1]	Net of participations.

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

While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2015, $4.9 billion of commitments expire in 2016. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.

We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $684 million expiring in 2016 and $195 million expiring thereafter through 2027. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral when necessary. At December 31, 2015, the Company recorded $5.3 million as a liability for these guarantees, which consisted of $2.2 million attributable to the RULC and $3.1 million of deferred commitment fees.

Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.

At December 31, 2015, we had unfunded commitments for PEIs of approximately $22 million. These obligations have no stated maturity. Approximately $7 million of the PEIs related to these commitments are prohibited by the VR. See related discussions about these investments in Notes 5 and 20.

The contractual or notional amount of financial instruments indicates a level of activity associated with a particular financial instrument class and is not a reflection of the actual level of risk. As of December 31, 2015 and 2014, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $6.3 billion and $5.9 billion, respectively.

At December 31, 2015, we were required to maintain cash balances of $295.2 million with the Federal Reserve Banks to meet minimum balance requirements in accordance with Federal Reserve Board (“FRB”) regulations.

As of December 31, 2015, the Parent has guaranteed approximately $165 million of debt of affiliated trusts issuing trust preferred securities, as discussed in Note 12.

Leases
We have commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2016 and 2052. Premises leased under capital leases at December 31, 2015, were $1.2 million and accumulated amortization was $0.9 million. Amortization applicable to premises leased under capital leases is included in depreciation expense.

Future aggregate minimum rental payments under existing noncancelable operating leases at December 31, 2015, are as follows:

(in thousands)
2016	$44,668
2017	43,730
2018	39,158
2019	32,524
2020	27,258
Thereafter	102,313
$289,651
Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: $1.5 million in 2016, $1.7 million in 2017, $1.6 million in 2018, $1.5 million in 2019, $0.6 million in 2020, and $2.7 million thereafter. Aggregate rental expense on operating leases amounted to $62.5 million in 2015, $59.2 million in 2014, and $58.4 million in 2013.

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
As of December 31, 2015, we were subject to the following material litigation and governmental inquiries:

•
a class action case, Reyes v. Zions First National Bank, et. al., which was brought in the United States District Court for the Eastern District of Pennsylvania in early 2010. This case relates to our banking relationships with customers that allegedly engaged in wrongful telemarketing practices. The plaintiff is seeking a trebled monetary award under the federal RICO Act. In the third quarter of 2013, the District Court denied the plaintiff’s motion for class certification in the Reyes case. The plaintiff appealed the District Court decision to the Third Circuit Court of Appeals. In the third quarter of 2015, the Third Circuit vacated the District Court’s decision denying class certification and remanded the matter to the District Court with instructions to reconsider the class certification determination in light of particular standards articulated by the Third Circuit in its opinion. Following the Third Circuit’s decision, the parties participated in mediation sessions in the fourth quarter of 2015 and the first quarter of 2016. We do not know whether these discussions will result in a settlement.

•
a governmental inquiry into possible money laundering activities of one of our bank customers and our anti-money laundering practices relating to that customer (conducted by the United States Attorney’s Office for the Southern District of New York). Our first contact with the United States Attorney’s Office relating to this matter occurred in early 2012. We are unclear about the status of this inquiry.

•
a governmental inquiry into our payment processing practices relating primarily to certain allegedly fraudulent telemarketers and other customer types (conducted by the Department of Justice). Similar inquiries directed towards banks unrelated to us have resulted in a number of enforcement actions. Our first contact with the

Department of Justice relating to this matter occurred in early 2013. It appears that the Department of Justice’s inquiry into our practice is continuing.

•
a civil suit, Liu Aifang, et al. v. Velocity VIII, et al., brought against us in the United States District Court for the Central District of California in April 2015. The case relates to our banking relationships with customers who were approved promoters of an EB-5 Visa Immigrant Investment Program that allegedly misappropriated investors’ funds. On September 30, 2015, the Court granted in part and denied in part our Motion to Dismiss Plaintiffs’ claims.  The Plaintiffs’ remaining claims assert negligence and that the bank aided and abetted the promoter customers’ conversion of the investors’ funds deposited with us. Discovery is ongoing and trial is scheduled for June 2016.

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

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of December 31, 2015, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $60 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.

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

Related Party Transactions
We have no material related party transactions requiring disclosure. In the ordinary course of business, the Company and its subsidiary bank extend credit to related parties, including executive officers, directors, principal shareholders, and their associates and related interests. These related party loans are made in compliance with applicable banking regulations.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following schedule) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2015, all capital ratios of the Company and its subsidiary bank exceeded the “well-capitalized” levels under the regulatory framework for prompt corrective action. Dividends declared by our subsidiary bank in any calendar year may not, without the approval of the appropriate federal regulators, exceed specified criteria.

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

Because the Company’s subsidiary bank has assets greater than $10 billion also it is subject to annual stress testing and capital planning processes examined by the Office of the Comptroller of the Currency (“OCC”), known as the Dodd-Frank Act Stress Test (“DFAST”).

The actual capital amounts and ratios for the Company and its subsidiary bank under Basel III are as follows:

	December 31, 2015		To be well-capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules
Total capital (to risk-weighted assets)
The Company	$7,535,760	16.12%	$4,674,725	10.00%
ZB, National Association	6,918,312	14.84	4,661,581	10.00
Tier 1 capital (to risk-weighted assets)
The Company	6,580,326	14.08	3,739,780	8.00
ZB, National Association	6,334,391	13.59	3,729,265	8.00
Common equity tier 1 capital (Basel III)
The Company	5,711,836	12.22	3,038,571	6.50
ZB, National Association	5,503,491	11.81	3,030,028	6.50
Tier 1 capital (to average assets)
The Company	6,580,326	11.26	na	na [1]
ZB, National Association	6,334,391	10.97	2,886,732	5.00

[1]	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
The actual capital amounts and ratios for the Company and its three largest subsidiary banks prior to the charter consolidation under Basel I are as follows:

	December 31, 2014		To be well-capitalized
(Amounts in thousands)	Amount	Ratio	Amount	Ratio
Basel I Regulatory Capital Rule
Total capital (to risk-weighted assets)
The Company	$7,443,301	16.27%	$4,573,768	10.00%
Zions Bank	2,108,904	15.27	1,381,243	10.00
California Bank & Trust	1,286,095	14.18	906,915	10.00
Amegy Bank	1,741,586	14.09	1,236,244	10.00
Tier 1 capital (to risk-weighted assets)
The Company	6,620,282	14.47	2,744,261	6.00
Zions Bank	1,942,856	14.07	828,746	6.00
California Bank & Trust	1,179,129	13.00	544,149	6.00
Amegy Bank	1,586,686	12.83	741,747	6.00
Tier 1 capital (to average assets)
The Company	6,620,282	11.82	na	na [1]
Zions Bank	1,942,856	10.52	923,193	5.00
California Bank & Trust	1,179,129	10.78	547,086	5.00
Amegy Bank	1,586,686	11.79	672,996	5.00

[1]	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

Zions is also subject to “capital conservation buffer” regulatory requirements. When fully phased-in on January 1, 2019, the Basel III Capital Rules will require the Company and its subsidiary bank to maintain a 2.5% capital conservation buffer, designed to absorb losses during periods of economic stress, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation. The implementation of the buffer will be phased-in beginning January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Zions’ triggers and limits under actual conditions and baseline projections are more restrictive than the capital conservation buffer requirements.

19.	RETIREMENT PLANS
Defined Benefit Plans
Pension – This qualified noncontributory defined benefit plan has been frozen to new participation. No service-related benefits accrued for existing participants except for those with certain grandfathering provisions. Effective July 1, 2013, the plan was amended to remove the exception for grandfathered participants. The effect of this change was not significant to the plan. All participants in the Plan are currently 100% vested in their benefits. Plan assets consist principally of corporate equity securities, mutual fund investments, real estate, and fixed income investments. Plan benefits are paid as a lump-sum cash value or an annuity at retirement age. Contributions to the plan are based on actuarial recommendation and pension regulations. Currently, it is expected that no minimum regulatory contributions will be required in 2016.

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

The following presents the change in benefit obligation, change in fair value of plan assets, and funded status, of the plans and amounts recognized in the balance sheet as of the measurement date of December 31:

(In thousands)	Pension		Supplemental Retirement		Postretirement
	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$185,944	$169,092	$10,595	$10,276	$1,067	$1,062
Service cost	—	—	—	—	33	31
Interest cost	7,094	7,468	403	454	40	47
Actuarial (gain) loss	(8,085)	20,859	(226)	738	(121)	19
Benefits paid	(11,745)	(11,475)	(778)	(873)	(65)	(92)
Benefit obligation at end of year	173,208	185,944	9,994	10,595	954	1,067

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	170,199	171,905	—	—	—	—
Actual return on plan assets	(1,136)	9,769	—	—	—	—
Employer contributions	—	—	778	873	65	92
Benefits paid	(11,745)	(11,475)	(778)	(873)	(65)	(92)
Fair value of plan assets at end of year	157,318	170,199	—	—	—	—
Funded status	$(15,890)	$(15,745)	$(9,994)	$(10,595)	$(954)	$(1,067)

Amounts recognized in balance sheet:
Liability for pension/postretirement benefits	$(15,890)	$(15,745)	$(9,994)	$(10,595)	$(954)	$(1,067)
Accumulated other comprehensive income (loss)	(60,067)	(60,581)	(2,288)	(2,637)	(332)	264

Accumulated other comprehensive income (loss) consists of:
Net gain (loss)	$(60,067)	$(60,581)	$(2,288)	$(2,637)	$(332)	$264

For 2015, the pension plan benefit obligation at end of year decreased due to the updated mortality table issued by the Society of Actuaries that reflects increased life expectancy assumptions, and an increase in the year-end discount rate. The liability for pension/postretirement benefits is included in other liabilities in the balance sheet. The accumulated benefit obligation is the same as the benefit obligation shown in the preceding schedule.

The amounts in AOCI (loss) at December 31, 2015 expected to be recognized as an expense component of net periodic benefit cost in 2016 for the plans are estimated as follows:

(In thousands)	Pension	Supplemental Retirement	Postretirement

Net gain (loss)	$(6,638)	$(117)	$66

The following presents the components of net periodic benefit cost (credit) for the plans:

	Pension			Supplemental Retirement			Postretirement
(In thousands)	2015	2014	2013	2015	2014	2013	2015	2014	2013

Service cost	$—	$—	$—	$—	$—	$—	$33	$31	$32
Interest cost	7,094	7,468	6,885	403	454	404	40	47	41
Expected return on plan assets	(12,360)	(13,305)	(12,109)
Amortization of net actuarial (gain) loss	5,926	2,895	8,132	123	19	70	(53)	(71)	(75)
Amortization of prior service (credit) cost				—	50	124	—	—	(151)
Settlement loss	—	—	1,814	—	—	—
Net periodic benefit cost (credit)	$660	$(2,942)	$4,722	$526	$523	$598	$20	$7	$(153)

Weighted average assumptions based on the pension plan are the same where applicable for each of the plans and are as follows:

	2015	2014	2013
Used to determine benefit obligation at year-end:
Discount rate	4.20%	3.95%	4.60%
Rate of compensation increase [1]	na	na	na
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	3.95	4.60	3.75
Expected long-term return on plan assets	7.50	8.00	8.00
Rate of compensation increase [1]	na	na	3.50

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

Benefit payments to the plans’ participants are estimated as follows for the years succeeding December 31, 2015:

(In thousands)	Pension	Supplemental Retirement	Postretirement

2016	$9,876	$1,870	$80
2017	10,307	845	93
2018	10,373	838	98
2019	10,253	871	98
2020	10,702	819	102
Years 2021 - 2025	53,028	3,459	445

We are also obligated under other supplemental retirement plans for certain current and former employees. Our liability for these plans was $6.9 million and $6.3 million at December 31, 2015 and 2014, respectively.

For the pension plan, the investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the plan. Investment objectives have been established by considering the plan’s liquidity needs and time horizon and the fiduciary standards under the Employee Retirement Income Security Act of 1974. The asset allocation strategy is developed to meet the plan’s long-term needs in a manner designed to control volatility and to reflect risk tolerance. Target investment allocation percentages as of December 31, 2015 are 65% in equity, 30% in fixed income and cash, and 5% in real estate assets.

The following presents the fair values of pension plan investments according to the fair value hierarchy described in Note 20, and the weighted average allocations:

(Amounts in thousands)	December 31, 2015					December 31, 2014
	Level 1	Level 2	Level 3	Total	%	Level 1	Level 2	Level 3	Total	%

Company common stock	$6,482			$6,482	4	$7,560			$7,560	4
Mutual funds:
Debt	5,250			5,250	4	6,047			6,047	4
Insurance company pooled separate accounts:
Equity investments		$88,355		88,355	56		$97,094		97,094	57
Debt investments		31,659		31,659	20		33,167		33,167	19
Real estate		9,909		9,909	6		8,611		8,611	5
Guaranteed deposit account			$9,484	9,484	6			$11,515	11,515	7
Limited partnerships			6,179	6,179	4			6,205	6,205	4
	$11,732	$129,923	$15,663	$157,318	100	$13,607	$138,872	$17,720	$170,199	100

No transfers of assets occurred among Levels 1, 2 or 3 during 2015 or 2014.

The following describes the pension plan investments and the valuation methodologies used to measure their fair value:

Company common stock – Shares of the Company’s common stock are valued at the last reported sales price on the last business day of the plan year in the active market where individual securities are traded.

Mutual funds – These funds are valued at quoted market prices which represent the NAVs of shares held by the plan at year-end.

Insurance company pooled separate accounts – These funds are invested in by more than one investor. They are offered through separate accounts of the trustee’s insurance company and managed by internal and professional advisors. Participation units in these accounts are valued at the NAV as the practical expedient for fair value as determined by the insurance company.

Guaranteed deposit account – This account is a group annuity product issued by the trustee’s insurance company with guaranteed crediting rates established at the beginning of each calendar year. The account balance is stated at fair value as estimated by the trustee. The account is credited with deposits made, plus earnings at guaranteed crediting rates, less withdrawals and administrative expenses. The underlying investments generally include investment-grade public and privately traded debt securities, mortgage loans and, to a lesser extent, real estate and other equity investments. Market value adjustments are applied at the time of redemption if certain withdrawal limits are exceeded.

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
	Earnings at guaranteed crediting rate	Gross guaranteed crediting rate must be greater than or equal to contractual minimum crediting rate
	Composite market value factor	At December 31,
		2015	0.995927 - 1.049539 (actual = 1.042254)
		2014	1.018148 - 1.081039 (actual = 1.063133)

The Company’s Benefits Committee evaluates the methodology and factors used, including review of the contract, economic conditions, industry and market developments, and overall credit ratings of the underlying investments.

Limited partnerships – These partnerships invest in limited partnerships, limited liability companies, or similar investment vehicles that consist of PEIs in a wide variety of investment types, including venture and growth capital, real estate, energy and natural resources, and other private investments. The plan’s investments are valued by the limited partnerships at NAV as the practical expedient for fair value. The estimation process takes into account the plan’s proportional interests credited with realized and unrealized earnings from the underlying investments and charged for operating expenses and distributions. Investments are increased by capital calls and are part of an overall capital commitment by the plan of up to approximately $8.75 million at December 31, 2015.

The following presents additional information as of December 31, 2015 and 2014 for the pooled separate accounts and limited partnerships whose fair values under Levels 2 and 3 are based on NAV per share:

Investment	Unfunded commitments (in thousands, approximately)	Redemption
		Frequency	Notice period

Pooled separate accounts	na	Daily	< $1 million, 1 day >= $1 million, 3 days

Limited partnerships	$1,600	Investments in these limited partnerships are illiquid and voluntary withdrawal is prohibited.

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Year Ended December 31,
	2015		2014
(In thousands)	Guaranteed deposit account	Limited partnerships	Guaranteed deposit account	Limited partnerships

Balance at beginning of year	$11,515	$6,205	$12,582	$5,292
Net increases (decreases) included in plan statement of change in net assets available for benefits:
Net operating fees and expenses	(376)	(88)	(267)	(93)
Net appreciation (depreciation) in fair value of investments:
Realized	—	539	—	211
Unrealized	(628)	157	375	925
Interest and dividends	284	—	359	—
Purchases	10,428	1,110	9,995	1,014
Sales	(11,739)	—	(11,529)	—
Settlements	—	(1,744)	—	(1,144)
Balance at end of year	$9,484	$6,179	$11,515	$6,205

Shares of Company common stock were 233,849 and 262,209 at December 31, 2015 and 2014, respectively. Dividends received by the plan were approximately $56 thousand in 2015 and $43 thousand in 2014.

Defined Contribution Plan
The Company offers a 401(k) and employee stock ownership plan under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Matching contributions to participants, which were shares of the Company’s common stock purchased in the open market, amounted to $25.5 million in 2015, $24.3 million in 2014, and $22.7 million in 2013.

The 401(k) plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 6% of eligible compensation based upon the Company’s return on average common equity for the year. The profit sharing expense was computed at a contribution rate of 1% for 2015 and 2% for 2014 and 2013, and amounted to $6.1 million for 2015, $12.0 million for 2014 and $11.8 million for 2013. The profit sharing contribution to participants consisted of shares of the Company’s common stock purchased in the open market.

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

Third Party Service Providers
We use a third party pricing service to fair value measurements for approximately 92% of our AFS Level 2 securities. Fair value measurements for other AFS Level 2 generally use certain inputs corroborated by market data and include standard form discounted cash flow modeling.

For Level 2 securities, the third party pricing service provides documentation on an ongoing basis that presents market corroborative data, including detail pricing information and market reference data. The documentation includes benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, including information from the vendor trading platform. We review, test and validate this information as appropriate. Absent observable trade data, we do not adjust prices from our third party sources.

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

Municipal Securities
Municipal securities are measured under Level 2 generally using the third party pricing service or an internal model. Valuation inputs include Baa municipal curves, as well as FHLB and London Interbank Offered Rate

(“LIBOR”) swap curves. Our valuation methodology for non-rated municipal securities changed at year end to utilize more observable inputs, primarily municipal market yield curves, and fewer unobservable inputs as compared to our previous valuation method. The resulting values were determined to be Level 2.
Money Market Mutual Funds and Other
Money market mutual funds and other securities are measured under Level 1 or Level 2. For Level 1, quoted market prices are used which may include NAVs or their equivalents. Level 2 valuations generally use quoted prices for similar securities.

Trading Account
Securities in the trading account are generally measured under Level 2 using third party pricing service providers as described previously.
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
Private Equity Investments
Private equity investments are measured under Level 3. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available. Certain analytics may be employed that include current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors. The amount of unfunded commitments to invest is disclosed in Note 17. Certain restrictions apply for the redemption of these investments and certain investments are prohibited by the VR. See discussions in Notes 5 and 17.
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

Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$7,100,844	$—	$7,100,844
Municipal securities		418,695		418,695
Other debt securities		22,941		22,941
Money market mutual funds and other	61,807	38,829		100,636
	61,807	7,581,309	—	7,643,116
Trading account		48,168		48,168
Other noninterest-bearing investments:
Bank-owned life insurance		485,978		485,978
Private equity investments			120,027	120,027
Other assets:
Agriculture loan servicing and interest-only strips			13,514	13,514
Deferred compensation plan assets	84,570			84,570
Derivatives:
Interest rate related and other		5,966		5,966
Interest rate swaps for customers		51,353		51,353
Foreign currency exchange contracts	20,824			20,824
	20,824	57,319		78,143
	$167,201	$8,172,774	$133,541	$8,473,516
LIABILITIES
Securities sold, not yet purchased	$30,158	$—	$—	$30,158
Other liabilities:
Deferred compensation plan obligations	84,570			84,570
Derivatives:
Interest rate related and other		835		835
Interest rate swaps for customers		53,843		53,843
Foreign currency exchange contracts	17,761			17,761
	17,761	54,678	—	72,439
Other				—
	$132,489	$54,678	$—	$187,167

(In thousands)	December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$3,098,208	$—	$3,098,208
Municipal securities		185,093	4,164	189,257
Asset-backed securities:
Trust preferred – banks and insurance		22,701	393,007	415,708
Auction rate			4,761	4,761
Other		666	25	691
Money market mutual funds and other	105,348	30,275		135,623
	105,348	3,336,943	401,957	3,844,248
Trading account		70,601		70,601
Other noninterest-bearing investments:
Bank-owned life insurance		476,290		476,290
Private equity investments			97,649	97,649
Other assets:
Agriculture loan servicing and interest-only strips			12,227	12,227
Deferred compensation plan assets	88,878			88,878
Derivatives:
Interest rate related and other		1,508		1,508
Interest rate swaps for customers		48,287		48,287
Foreign currency exchange contracts	16,625			16,625
	16,625	49,795		66,420
	$210,851	$3,933,629	$511,833	$4,656,313
LIABILITIES
Securities sold, not yet purchased	$24,230	$—	$—	$24,230
Other liabilities:
Deferred compensation plan obligations	88,878			88,878
Derivatives:
Interest rate related and other		297		297
Interest rate swaps for customers		50,669		50,669
Foreign currency exchange contracts	15,272			15,272
	15,272	50,966	—	66,238
Other			13	13
	$128,380	$50,966	$13	$179,359

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Year Ended December 31, 2015
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2014	$4,164	$393,007	$4,761	$97,649	$12,227	$(12)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	3	471
Dividends and other investment loss				(3,657)
Equity securities gains, net				7,270
Fixed income securities losses, net	(344)	(136,691)	(606)
Other noninterest income					1,480
Other noninterest expense						12
Other comprehensive income (loss)	687	141,547	(74)
Fair Value of HTM securities reclassified as AFS		57,308
Purchases				24,898	993
Sales	(2,651)	(440,055)	(4,081)	(4,107)
Redemptions and paydowns	(1,859)	(15,587)		(2,026)	(1,186)
Balance at December 31, 2015	$—	$—	$—	$120,027	$13,514	$—

	Level 3 Instruments
	Year Ended December 31, 2014
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Trust preferred – REIT [1]	Auction rate	Other asset-backed	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2013	$10,662	$1,238,820	$22,996	$6,599	$25,800	$82,410	$8,852	$(4,303)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	32	2,151		3
Dividends and other investment income						3,976
Fair value and nonhedge derivative loss								(7,894)
Equity securities gains, net						5,869
Fixed income securities gains (losses), net	126	(3,097)	1,399	50	10,917
Other noninterest income							857
Other noninterest expense								228
Other comprehensive income (loss)	(376)	146,303		(19)	(15)
Purchases						21,768	3,351
Sales	(5,679)	(818,647)	(24,395)	(922)	(36,670)	(10,448)
Redemptions and paydowns	(601)	(103,330)		(950)	(7)	(5,926)	(833)	11,956
Transfers to Level 2		(69,193)
Balance at December 31, 2014	$4,164	$393,007	$—	$4,761	$25	$97,649	$12,227	$(13)

[1]	Real Estate Investment Trust

Except for the transfers included in the previous schedule, no transfers of assets or liabilities occurred among Levels 1, 2 or 3 for 2015 and 2014. Transfers are considered to have occurred as of the end of the reporting period.

The preceding reconciling amounts using Level 3 inputs include the following realized gains/losses in the statement of income:

(In thousands)	Year Ended December 31,
	2015	2014

Dividends and other investment income (loss)	$(2)	$518
Equity securities losses, net	(11,311)	—
Fixed income securities gains (losses), net	(137,641)	9,395

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis:

(In thousands)	Fair value at December 31, 2015				Gains (losses) from fair value changes Year Ended December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$10,707	$10,707	$(5,119)
Impaired loans	—	10,991	—	10,991	(12,039)
Other real estate owned	—	2,388	—	2,388	(2,467)
	$—	$13,379	$10,707	$24,086	$(19,625)

(In thousands)	Fair value at December 31, 2014				Gains (losses) from fair value changes Year Ended December 31, 2014
	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$23,454	$23,454	$(2,527)
Impaired loans	—	19,453	—	19,453	(9,776)
Other real estate owned	—	8,034	—	8,034	(6,784)
	$—	$27,487	$23,454	$50,941	$(19,087)

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

We recognized net gains of $4.0 million in 2015 and $8.8 million in 2014 from the sale of OREO properties that had a carrying value at the time of sale of approximately $19.2 million in 2015 and $41.4 million in 2014. Previous to their sale in these years, we recognized impairment on these properties of $0.6 million in 2015 and $0.7 million in 2014.

Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $25.3 million and $39.1 million at December 31, 2015 and 2014, respectively. Amounts of other noninterest-bearing investments carried at cost were $191.5 million and $224.4 million at December 31, 2015 and 2014, respectively, which were comprised of Federal Reserve and FHLB stock.

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

Impaired loans that are not collateral-dependent were measured based on the present value of future cash flows discounted at the expected coupon rates over the lives of the loans. Because the loans were not discounted at market interest rates, the valuations do not represent fair value and have been excluded from the nonrecurring fair value balance in the preceding schedules.

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	December 31, 2015			December 31, 2014
(Amounts in thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$545,648	$552,088	2	$647,252	$677,196	3
Loans and leases (including loans held for sale), net of allowance	40,193,374	39,535,365	3	39,591,499	39,426,141	3
Financial liabilities:
Time deposits	2,130,680	2,129,742	2	2,406,924	2,408,550	2
Foreign deposits	294,391	294,321	2	328,391	328,447	2
Long-term debt (less fair value hedges)	817,348	838,796	2	1,090,778	1,159,287	2

This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. Financial instruments for which carrying values approximate fair value include cash and due from banks, money market investments, demand, savings and money market deposits, and federal funds purchased and security repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable on demand at the reporting date. Carrying value is used because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately.

HTM investment securities primarily consist of municipal securities. They were measured at fair value according to the methodology previously discussed.

Loans are measured at fair value according to their status as nonimpaired or impaired. For nonimpaired loans, fair value is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are derived from the methods used to estimate the ALLL for our loan portfolio and are adjusted quarterly as necessary to reflect the most recent loss experience. Impaired loans that are collateral-dependent are already considered to be held at fair value. Impaired loans that are not collateral-dependent have future cash flows reduced by the estimated “life-of-the-loan” credit loss derived from methods used to estimate the ALLL for these loans. See Impaired Loans in Note 6 for details on the impairment measurement method for impaired loans. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio. At December 31, 2015, oil and gas-related loan fair value measurement incorporated an illiquidity risk premium in addition to credit and interest rate risk adjustments.

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
We manage our operations and prepare management reports and other information with a primary focus on geographical area. As discussed in Note 1, following the close of business on December 31, 2015, the Company’s seven subsidiary banks and certain other subsidiaries were merged into a single entity, whose name was changed to ZB, N.A. Effective April 1, 2015, TCBO was merged into TCBW. These consolidations will affect the presentation of segment reporting, although certain geographical information will continue. Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications did not affect net income.
As of December 31, 2015, our banking business is conducted through seven locally managed and branded segments in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 99 branches in Utah, 24 branches in Idaho, and one branch in Wyoming. CB&T operates 94 branches in California. Amegy operates 77 branches in Texas. NBAZ operates 67 branches in Arizona. NSB operates 49 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in the Washington and one branch in Oregon.

The operating segment identified as “Other” includes the Parent, Zions Management Services Company (“ZMSC”) (which was merged into Zions First National Bank on December 31,2015), certain nonbank financial service subsidiaries, and eliminations of transactions between segments. The Parent’s operations are significant to the Other segment. The Company’s net interest income is substantially affected by the Parent’s interest expense on long-term debt. The Parent’s financial statements in Note 23 provide more information about the Parent’s activities. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.

ZMSC provided internal technology and operational services to affiliated operating businesses of the Company. ZMSC charges most of its costs to the affiliates on an approximate break-even basis.

The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. Operating segments pay for centrally provided services based upon estimated or actual usage of those services.

The following is a summary of selected operating segment information:

(In millions)	Zions Bank			Amegy			CB&T
	2015	2014	2013	2015	2014	2013	2015	2014	2013
CONDENSED INCOME STATEMENT
Net interest income	$583.0	$581.4	$595.0	$398.0	$386.8	$386.5	$390.8	$412.5	$469.0
Provision for loan losses	(28.3)	(58.5)	(40.5)	91.3	32.2	4.2	(4.4)	(20.1)	(16.7)
Net interest income after provision for loan losses	611.3	639.9	635.5	306.7	354.6	382.3	395.2	432.6	485.7
Net impairment losses on investment securities	—	—	(7.7)	—	—	—	—	—	—
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—	—
Other noninterest income	136.3	206.4	199.9	137.9	140.4	137.0	74.1	53.9	79.3
Noninterest expense	514.7	494.3	481.4	379.8	357.3	333.3	295.9	321.3	352.4
Income (loss) before income taxes and minority interest	232.9	352.0	346.3	64.8	137.7	186.0	173.4	165.2	212.6
Income tax expense (benefit)	82.6	130.4	121.7	20.0	44.5	58.6	67.2	63.9	72.5
Net income (loss)	150.3	221.6	224.6	44.8	93.2	127.4	106.2	101.3	140.1
Net income (loss) applicable to noncontrolling interests	0.9	1.2	—	—	—	—	—	—	—
Net income (loss) applicable to controlling interest	$149.4	$220.4	$224.6	$44.8	$93.2	$127.4	$106.2	$101.3	$140.1
YEAR-END BALANCE SHEET DATA
Total assets	$19,744	$19,079	$18,590	$14,062	$13,888	$13,620	$12,187	$11,340	$10,923
Cash and due from banks	375	385	362	228	219	407	56	85	157
Money market investments	1,118	3,384	3,890	2,072	2,199	2,551	1,814	1,670	1,108
Total securities	5,103	2,331	1,520	465	277	362	714	296	331
Total loans	12,334	12,251	12,259	10,115	10,077	9,217	8,832	8,530	8,574
Total deposits	16,900	16,633	16,257	11,634	11,491	11,199	10,520	9,707	9,328
Shareholders’ equity:
Preferred equity	280	280	280	226	226	226	162	162	162
Common equity	1,693	1,615	1,523	2,030	1,998	1,988	1,424	1,390	1,342
Noncontrolling interests	32	11	—	—	—	—	—	—	—
Total shareholders’ equity	2,005	1,906	1,803	2,256	2,224	2,214	1,586	1,552	1,504

(In millions)	NBAZ			NSB			Vectra
	2015	2014	2013	2015	2014	2013	2015	2014	2013
CONDENSED INCOME STATEMENT
Net interest income	$160.6	$162.0	$163.0	$112.9	$112.9	$113.6	$103.7	$102.1	$102.7
Provision for loan losses	7.9	(21.5)	(15.0)	(28.3)	(20.9)	(12.0)	4.7	(8.4)	(4.9)
Net interest income after provision for loan losses	152.7	183.5	178.0	141.2	133.8	125.6	99.0	110.5	107.6
Net impairment losses on investment securities	—	—	—	—	—	(3.3)	—	—	(0.1)
Loss on sale of investment securities to Parent	—	—	—	—	—	—	—	—	—
Other noninterest income	38.6	36.0	35.0	35.7	32.2	37.8	21.0	19.9	24.6
Noninterest expense	131.5	145.1	142.7	129.5	132.8	131.8	97.2	98.3	99.5
Income (loss) before income taxes and minority interest	59.8	74.4	70.3	47.4	33.2	28.3	22.8	32.1	32.6
Income tax expense (benefit)	17.8	27.9	26.4	15.9	10.9	9.5	7.1	10.7	11.2
Net income (loss)	42.0	46.5	43.9	31.5	22.3	18.8	15.7	21.4	21.4
Net income (loss) applicable to noncontrolling interests	—	—	—	—	—	—	—	—	—
Net income (loss) applicable to controlling interest	$42.0	$46.5	$43.9	$31.5	$22.3	$18.8	$15.7	$21.4	$21.4
YEAR-END BALANCE SHEET DATA
Total assets	$5,024	$4,771	$4,579	$4,441	$4,096	$3,980	$3,310	$2,999	$2,571
Cash and due from banks	80	51	77	54	51	79	32	28	51
Money market investments	238	371	221	1,036	655	710	475	407	6
Total securities	601	395	362	920	831	774	274	179	166
Total loans	3,909	3,750	3,724	2,285	2,421	2,297	2,468	2,320	2,278
Total deposits	4,369	4,133	3,931	4,035	3,690	3,590	2,889	2,591	2,178
Shareholders’ equity:
Preferred equity	85	85	120	50	50	50	25	25	70
Common equity	522	481	418	330	332	317	331	315	246
Noncontrolling interests	—	—	—	—	—	—	—	—	—
Total shareholders’ equity	607	566	538	380	382	367	356	340	316

(In millions)	TCBW			Other			Consolidated Company
	2015	2014	2013	2015	2014	2013	2015	2014	2013
CONDENSED INCOME STATEMENT
Net interest income	$30.2	$31.5	$30.1	$(63.9)	$(109.2)	$(163.6)	$1,715.3	$1,680.0	$1,696.3
Provision for loan losses	(2.9)	(0.9)	(2.3)	—	—	0.1	40.0	(98.1)	(87.1)
Net interest income after provision for loan losses	33.1	32.4	32.4	(63.9)	(109.2)	(163.7)	1,675.3	1,778.1	1,783.4
Net impairment losses on investment securities	—	—	—	—	—	(154.0)	—	—	(165.1)
Loss on sale of investment securities to Parent	—	—	(2.7)	—	—	2.7	—	—	—
Other noninterest income	4.8	2.5	4.6	(71.3)	17.3	(15.7)	377.1	508.6	502.5
Noninterest expense	16.5	33.4	22.2	35.4	82.8	151.1	1,600.5	1,665.3	1,714.4
Income (loss) before income taxes and minority interest	21.4	1.5	12.1	(170.6)	(174.7)	(481.8)	451.9	621.4	406.4
Income tax expense (benefit)	7.2	0.5	4.2	(75.4)	(65.9)	(161.2)	142.4	222.9	142.9
Net income (loss)	14.2	1.0	7.9	(95.2)	(108.8)	(320.6)	309.5	398.5	263.5
Net income (loss) applicable to noncontrolling interests	—	—	—	(0.9)	(1.2)	(0.3)	—	—	(0.3)
Net income (loss) applicable to controlling interest	$14.2	$1.0	$7.9	$(94.3)	$(107.6)	$(320.3)	$309.5	$398.5	$263.8
YEAR-END BALANCE SHEET DATA
Total assets	$1,198	$970	$1,010	$(296)	$66	$758	$59,670	$57,209	$56,031
Cash and due from banks	22	34	31	(49)	(11)	9	798	842	1,173
Money market investments	349	123	182	(374)	(245)	(209)	6,728	8,564	8,459
Total securities	110	83	93	50	170	717	8,237	4,562	4,325
Total loans	704	713	689	3	2	5	40,650	40,064	39,043
Total deposits	986	816	845	(959)	(1,213)	(965)	50,374	47,848	46,363
Shareholders’ equity:
Preferred equity	3	3	3	(2)	173	93	829	1,004	1,004
Common equity	116	103	101	233	132	(474)	6,679	6,366	5,461
Noncontrolling interests	—	—	—	(32)	(11)	—	—	—	—
Total shareholders’ equity	119	106	104	199	294	(381)	7,508	7,370	6,465

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Financial information by quarter for 2015 and 2014 is as follows:

	Quarters
(In thousands, except per share amounts)	First	Second	Third	Fourth	Year
2015
Gross interest income	$448,446	$455,236	$456,230	$473,559	$1,833,471
Net interest income	417,346	423,704	425,377	448,833	1,715,260
Provision for loan losses	(1,494)	566	18,262	22,701	40,035
Noninterest income:
Investment securities gains (losses), net	3,114	(133,597)	3,577	46	(126,860)
Other noninterest income	118,708	134,018	127,236	124,018	503,980
Noninterest expense	397,461	404,100	396,149	402,776	1,600,486
Income before income taxes	143,201	19,459	141,779	147,420	451,859
Net income	92,025	13,960	100,999	102,487	309,471
Preferred stock dividends	(16,746)	(15,060)	(16,761)	(14,290)	(62,857)
Net earnings (loss) applicable to common shareholders	75,279	(1,100)	84,238	88,197	246,614

Net earnings (loss) per common share:
Basic	$0.37	$(0.01)	$0.41	$0.43	$1.20
Diluted	0.37	(0.01)	0.41	0.43	1.20

2014
Gross interest income	$467,574	$463,192	$460,276	$461,960	$1,853,002
Net interest income	416,471	416,284	416,819	430,430	1,680,004
Provision for loan losses	(610)	(54,416)	(54,643)	11,587	(98,082)
Noninterest income:
Net impairment losses on investment securities	(27)	—	—	—	(27)
Investment securities gains (losses), net	31,826	7,539	(13,461)	(2,014)	23,890
Other noninterest income	106,514	117,310	129,532	131,410	484,766
Noninterest expense	398,063	406,027	438,536	422,666	1,665,292
Income before income taxes	157,331	189,522	148,997	125,573	621,423
Net income	101,210	119,550	95,888	81,814	398,462
Preferred stock dividends	(25,020)	(15,060)	(16,761)	(15,053)	(71,894)
Net earnings applicable to common shareholders	76,190	104,490	79,127	66,761	326,568

Net earnings per common share:
Basic	$0.41	$0.56	$0.40	$0.33	$1.68
Diluted	0.41	0.56	0.40	0.33	1.68
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications did not affect net income. See related discussion in Note 1.
As discussed in Note 5, we recognized a loss during the second quarter of 2015 on the sale of our remaining CDO investment securities.

23.	PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(In thousands)	December 31,
	2015	2014
ASSETS
Cash and due from banks	$18,375	$23,774
Interest-bearing deposits	775,649	1,007,916
Security resell agreements	100,000	—
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $0 and $34,691)	—	17,292
Available-for-sale, at fair value	45,168	130,964
Other noninterest-bearing investments	28,178	33,577
Investments in subsidiaries:
Commercial bank	7,312,654	7,094,597
Other subsidiaries	84,010	94,681
Receivables from subsidiaries:
Other subsidiaries	60	15,060
Other assets	83,710	106,233
	$8,447,804	$8,524,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$123,849	$85,480
Subordinated debt to affiliated trusts	164,950	168,043
Long-term debt:
Due to affiliates	—	20
Due to others	651,486	901,021
Total liabilities	940,285	1,154,564
Shareholders’ equity:
Preferred stock	828,490	1,004,011
Common stock	4,766,731	4,723,855
Retained earnings	1,966,910	1,769,705
Accumulated other comprehensive loss	(54,612)	(128,041)
Total shareholders’ equity	7,507,519	7,369,530
	$8,447,804	$8,524,094

Prior period amounts have been adjusted to reflect changes in the legal entity structure resulting from our charter consolidation discussed in Note 1.

CONDENSED STATEMENTS OF INCOME

(In thousands)	Year Ended December 31,
	2015	2014	2013
Interest income:
Commercial bank	$1,162	$1,489	$862
Other subsidiaries	3	16	—
Other loans and securities	3,014	10,900	17,764
Total interest income	4,179	12,405	18,626
Interest expense:
Affiliated trusts	4,308	4,265	12,202
Other borrowed funds	63,665	117,700	172,480
Total interest expense	67,973	121,965	184,682
Net interest loss	(63,794)	(109,560)	(166,056)
Provision for loan losses	—	—	(23)
Net interest loss after provision for loan losses	(63,794)	(109,560)	(166,033)

Other income:
Dividends from consolidated subsidiaries:
Commercial bank	233,853	236,012	421,406
Other subsidiaries	100	400	200
Equity and fixed income securities gains (losses), net	37,161	300,275	(7,332)
Net impairment losses on investment securities	—	—	(95,637)
Other income (loss)	12,512	6,475	(8,285)
	283,626	543,162	310,352
Expenses:
Salaries and employee benefits	24,674	17,457	26,014
Debt extinguishment cost	135	44,422	120,192
Other operating expenses	10,473	10,559	1,436
	35,282	72,438	147,642
Income (loss) before income taxes and undistributed income (loss) of consolidated subsidiaries	184,550	361,164	(3,323)
Income tax expense (benefit)	(27,140)	55,865	(135,472)
Income before equity in undistributed income of consolidated subsidiaries	211,690	305,299	132,149
Equity in undistributed income (loss) of consolidated subsidiaries:
Commercial bank	108,350	97,673	129,562
Other subsidiaries	(10,569)	(4,510)	2,080
Net income	309,471	398,462	263,791
Preferred stock dividends	(62,857)	(71,894)	(95,512)
Preferred stock redemption	—	—	125,700
Net earnings applicable to common shareholders	$246,614	$326,568	$293,979

Prior period amounts have been adjusted to reflect changes in the legal entity structure resulting from our charter consolidation discussed in Note 1.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$309,471	$398,462	$263,791
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of consolidated subsidiaries	(97,781)	(93,163)	(131,642)
Net impairment losses on investment securities	—	—	95,637
Debt extinguishment cost	135	44,422	120,192
Other, net	78,580	149,280	69,394
Net cash provided by operating activities	290,405	499,001	417,372

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	132,267	(1,007,844)	650,736
Collection of advances to subsidiaries	56,000	15,000	10,000
Advances to subsidiaries	(41,000)	(30,060)	(10,000)
Proceeds from sales and maturities of investment securities	124,419	372,357	27,916
Purchases of investment securities	(46,851)	—	(4,858)
Decrease of investment in subsidiaries	15,000	6,310	175,000
Other, net	4,010	24,319	10,642
Net cash provided by (used in) investing activities	243,845	(619,918)	859,436

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term funds borrowed	—	—	(3,368)
Proceeds from issuance of long-term debt	—	—	646,408
Repayments of long-term debt	(271,120)	(1,147,641)	(835,031)
Debt extinguishment cost paid	(135)	(35,435)	(45,812)
Proceeds from issuance of preferred stock	—	—	784,318
Proceeds from issuance of common stock	22,392	526,438	9,825
Cash paid for preferred stock redemptions	(175,669)	—	(799,468)
Dividends paid on preferred stock	(62,857)	(64,868)	(95,512)
Dividends paid on common stock	(45,198)	(31,262)	(24,148)
Other, net	(7,062)	(5,619)	(16,137)
Net cash used in financing activities	(539,649)	(758,387)	(378,925)
Net increase (decrease) in cash and due from banks	(5,399)	(879,304)	897,883
Cash and due from banks at beginning of year	23,774	903,078	5,195
Cash and due from banks at end of year	$18,375	$23,774	$903,078

The Parent paid interest of $51.4 million in 2015, $100.6 million in 2014, and $130.9 million in 2013.

Prior period amounts have been adjusted to reflect changes in the legal entity structure resulting from our charter consolidation discussed in Note 1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 84 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 85.

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
EQUITY COMPENSATION PLAN INFORMATION
The following schedule provides information as of December 31, 2015 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders

Zions Bancorporation 2015 Omnibus Incentive Plan	720,199	$29.01	7,523,768

[1]
Column (a) excludes 59,370 shares of unvested restricted stock, 1,798,543 restricted stock units (each unit representing the right to one share of common stock), and 3,062,644 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $27.06, granted under the prior plan. The schedule also excludes 21,252 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $5.02, granted under plans assumed in mergers that are outstanding.

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

Consolidated balance sheets – December 31, 2015 and 2014
Consolidated statements of income – Years ended December 31, 2015, 2014 and 2013
Consolidated statements of comprehensive income – Years ended December 31, 2015, 2014 and 2013
Consolidated statements of changes in shareholders’ equity – Years ended December 31, 2015, 2014 and 2013
Consolidated statements of cash flows – Years ended December 31, 2015, 2014 and 2013
Notes to consolidated financial statements – December 31, 2015

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

4.5
Warrant Agreement, between Zions Bancorporation and Zions First National Bank (now known as ZB, N.A.), and Warrant Certificate, incorporated by reference to Exhibit 4.1 of Form 10-Q for the quarter ended September 30, 2010.
*

10.1	Zions Bancorporation 2012-2014 Value Sharing Plan, incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended December 31, 2012.	*

10.2	Zions Bancorporation 2013-2015 Value Sharing Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended September 30, 2013.	*

10.3	Zions Bancorporation 2014-2016 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2014.	*

10.4	Zions Bancorporation 2015-2017 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2015.	*

10.5	2012 Management Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2012.	*

10.6	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2013.	*

10.7	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2013.	*

10.8	Amendment to the Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors (filed herewith).

10.9	Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2013.	*

10.10	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2014.	*

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

10.14
Fifth Amendment to Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter September 30, 2013.
*

10.15
Sixth Amendment to Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated August 17, 2015, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter September 30, 2015.
*

10.16
Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2012.
*

10.17
Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2012.
*

10.18
Third Amendment to the Zions Bancorporation Deferred Compensation Plans Master Trust agreement between Zions Bancorporation and Fidelity Management Trust Company, dated June 13, 2012, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2012.
*

10.19
Zions Bancorporation Restated Pension Plan effective January 1, 2002, including amendments adopted through December 31, 2010, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2010.
*

10.20	First amendment to the Zions Bancorporation Pension Plan, dated June 28, 2013, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2013.	*

10.21	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2014.	*

10.22
Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 1, 2002, including amendments adopted through December 31, 2010, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2010.
*

10.23
First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated November 14, 2012, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2012.
*

10.24
Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006, incorporated by reference to Exhibit 10.19 of Form 10-K for the year ended December 31, 2012.
*

Exhibit Number	Description

10.25
First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010 (filed herewith).

10.26
Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010 (filed herewith).

10.27
Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 30, 2010 (filed herewith).

10.28
Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2014.
*

10.29
Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014, incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2014.
*

10.30
Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated August 17, 2015, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2015.
*

10.31	Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.1 of Form S-8 filed on July 1, 2015.	*

10.32	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.3 of Form S-8 filed on July 1, 2015.	*

10.33	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.4 of Form S-8 filed on July 1, 2015.	*

10.34	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.6 of Form S-8 filed on July 1, 2015.	*

10.35	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.7 of Form S-8 filed on July 1, 2015.	*

10.36	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.2 of Form S-8 filed on July 1, 2015.	*

10.37	Form of Restricted Stock Unit Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.5 of Form S-8 filed on July 1, 2015.	*

10.38	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan (filed herewith).

Exhibit Number	Description

10.39	Form of Change in Control Agreement between the Company and Certain Executive Officers, incorporated by reference to Exhibit 10.37 of Form 10-K for the year ended December 31, 2012.	*

10.40	Addendum to Change in Control Agreement, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2014.	*

10.41	Form of Change in Control Agreement between the Company and Dallas E. Haun, dated May 23, 2008, incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2014.	*

12	Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Dividends (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014, and December 31, 2013 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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

February 29, 2016    ZIONS BANCORPORATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 29, 2016

/s/ Harris H. Simmons	/s/ Paul E. Burdiss
HARRIS H. SIMMONS, Director, Chairman and Chief Executive Officer (Principal Executive Officer)	PAUL E. BURDISS, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alexander J. Hume	/s/ Jerry C. Atkin
ALEXANDER J. HUME, Controller (Principal Accounting Officer)	JERRY C. ATKIN, Director

/s/ John C. Erickson	/s/ Patricia Frobes
JOHN C. ERICKSON, Director	PATRICIA FROBES, Director

/s/ Suren K. Gupta	/s/ J. David Heaney
SUREN K. GUPTA, Director	J. DAVID HEANEY, Director

/s/ Vivian S. Lee	/s/ Edward F. Murphy
VIVIAN S. LEE, Director	EDWARD F. MURPHY, Director

/s/ Roger B. Porter	/s/ Stephen D. Quinn
ROGER B. PORTER, Director	STEPHEN D. QUINN, Director

/s/ L. E. Simmons	/s/ Steven C. Wheelwright
L. E. SIMMONS, Director	STEVEN C. WHEELWRIGHT, Director

/s/ Shelley Thomas Williams
SHELLEY THOMAS WILLIAMS, Director