Form 10-Q
period 2016-03-31
ZIONS BANCORPORATION /UT/
filed 2016-05-09
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 29, 2016	204,623,502 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from banks	$517,803	$798,319
Money market investments:
Interest-bearing deposits	3,039,090	6,108,124
Federal funds sold and security resell agreements	1,587,212	619,758
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $636,484 and $552,088)	631,646	545,648
Available-for-sale, at fair value	8,701,885	7,643,116
Trading account, at fair value	65,838	48,168
	9,399,369	8,236,932
Loans held for sale	108,764	149,880
Loans and leases, net of unearned income and fees	41,418,185	40,649,542
Less allowance for loan losses	611,894	606,048
Loans, net of allowance	40,806,291	40,043,494
Other noninterest-bearing investments	855,813	848,144
Premises and equipment, net	925,430	905,462
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	14,259	16,272
Other real estate owned	10,411	7,092
Other assets	901,342	916,937
	$59,179,913	$59,664,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$21,872,274	$22,276,664
Interest-bearing:
Savings and money market	25,723,996	25,672,356
Time	2,071,688	2,130,680
Foreign	219,899	294,391
	49,887,857	50,374,091
Federal funds and other short-term borrowings	232,188	346,987
Long-term debt	802,448	812,366
Reserve for unfunded lending commitments	69,026	74,838
Other liabilities	562,657	548,742
Total liabilities	51,554,176	52,157,024
Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	828,490	828,490
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 204,543,707 and 204,417,093 shares	4,777,630	4,766,731
Retained earnings	2,031,270	1,966,910
Accumulated other comprehensive income (loss)	(11,653)	(54,612)
Total shareholders’ equity	7,625,737	7,507,519
	$59,179,913	$59,664,543
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2016	2015
Interest income:
Interest and fees on loans	$420,508	$415,755
Interest on money market investments	7,029	5,218
Interest on securities	47,364	27,473
Total interest income	474,901	448,446
Interest expense:
Interest on deposits	11,845	12,104
Interest on short- and long-term borrowings	10,214	18,996
Total interest expense	22,059	31,100
Net interest income	452,842	417,346
Provision for loan losses	42,145	(1,494)
Net interest income after provision for loan losses	410,697	418,840
Noninterest income:
Service charges and fees on deposit accounts	41,261	41,194
Other service charges, commissions and fees	49,474	43,002
Wealth management income	7,954	7,615
Loan sales and servicing income	7,979	7,706
Capital markets and foreign exchange	5,667	5,501
Dividends and other investment income	4,639	9,372
Fair value and nonhedge derivative loss	(2,585)	(1,088)
Equity securities gains (losses), net	(550)	3,353
Fixed income securities gains (losses), net	28	(239)
Other	2,894	922
Total noninterest income	116,761	117,338
Noninterest expense:
Salaries and employee benefits	258,338	243,519
Occupancy, net	29,779	29,339
Furniture, equipment and software	32,015	29,713
Other real estate expense, net	(1,329)	374
Credit-related expense	5,934	5,939
Provision for unfunded lending commitments	(5,812)	1,211
Professional and legal services	11,471	11,483
Advertising	5,628	6,975
FDIC premiums	7,154	8,119
Amortization of core deposit and other intangibles	2,014	2,358
Debt extinguishment cost	247	—
Other	50,134	53,947
Total noninterest expense	395,573	392,977
Income before income taxes	131,885	143,201
Income taxes	41,448	51,176
Net income	90,437	92,025
Dividends on preferred stock	(11,660)	(16,746)
Net earnings applicable to common shareholders	$78,777	$75,279
Weighted average common shares outstanding during the period:
Basic shares	203,967	202,603
Diluted shares	204,096	202,944
Net earnings per common share:
Basic	$0.38	$0.37
Diluted	0.38	0.37
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015

Net income for the period	$90,437	$92,025
Other comprehensive income, net of tax:
Net unrealized holding gains on investment securities	32,168	486
Reclassification of HTM securities to AFS securities	—	10,938
Reclassification to earnings for realized net fixed income securities losses (gains)	(17)	148
Net unrealized gains (losses) on other noninterest-bearing investments	430	(364)
Net unrealized holding gains on derivative instruments	12,901	2,553
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(1,858)	(629)
Pension and postretirement	(665)	—
Other comprehensive income	42,959	13,132
Comprehensive income	$133,396	$105,157
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2015	$828,490	204,417,093	$4,766,731	$1,966,910	$(54,612)	$7,507,519
Net income for the period				90,437		90,437
Other comprehensive income, net of tax					42,959	42,959
Net activity under employee plans and related tax benefits		126,614	10,899			10,899
Dividends on preferred stock				(11,660)		(11,660)
Dividends on common stock, $0.06 per share				(12,350)		(12,350)
Change in deferred compensation				(2,067)		(2,067)
Balance at March 31, 2016	$828,490	204,543,707	$4,777,630	$2,031,270	$(11,653)	$7,625,737

Balance at December 31, 2014	$1,004,011	203,014,903	$4,723,855	$1,769,705	$(128,041)	$7,369,530
Net income for the period				92,025		92,025
Other comprehensive income, net of tax					13,132	13,132
Subordinated debt converted to preferred stock	21		(6)			15
Net activity under employee plans and related tax benefits		178,088	4,707			4,707
Dividends on preferred stock				(16,746)		(16,746)
Dividends on common stock, $0.04 per share				(8,176)		(8,176)
Change in deferred compensation				(189)		(189)
Balance at March 31, 2015	$1,004,032	203,192,991	$4,728,556	$1,836,619	$(114,909)	$7,454,298
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$90,437	$92,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	36,333	(283)
Depreciation and amortization	40,736	34,169
Fixed income securities losses (gains), net	(28)	239
Deferred income tax expense (benefit)	(4,680)	3,402
Net increase in trading securities	(17,670)	(1,021)
Net decrease in loans held for sale	38,566	3,517
Change in other liabilities	17,770	25,566
Change in other assets	7,301	(65,248)
Other, net	13,997	(3,549)
Net cash provided by operating activities	222,762	88,817

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	2,101,580	253,274
Proceeds from maturities and paydowns of investment securities held-to-maturity	22,036	39,323
Purchases of investment securities held-to-maturity	(108,141)	(22,576)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	2,098,526	228,894
Purchases of investment securities available-for-sale	(3,123,244)	(784,856)
Net change in loans and leases	(808,358)	(100,442)
Purchases of premises and equipment	(40,015)	(33,533)
Proceeds from sales of other real estate owned	4,304	3,401
Other, net	(10,565)	3,351
Net cash provided by (used in) investing activities	136,123	(413,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(486,234)	275,285
Net change in short-term funds borrowed	(114,799)	(40,626)
Repayments of long-term debt	(10,636)	(8,185)
Proceeds from the issuance of common stock	538	962
Dividends paid on common and preferred stock	(27,421)	(23,234)
Other, net	(849)	(939)
Net cash provided by (used in) financing activities	(639,401)	203,263
Net decrease in cash and due from banks	(280,516)	(121,084)
Cash and due from banks at beginning of period	798,319	841,942
Cash and due from banks at end of period	$517,803	$720,858

Cash paid for interest	$18,430	$22,119
Net refunds received for income taxes	(84)	(500)
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2016

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
Operating results for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2015 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2015 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
Zions Bancorporation is a financial holding company headquartered in Salt Lake City, Utah, and with its subsidiaries, provides a full range of banking and related services. Following the close of business on December 31, 2015, the Company completed the merger of its subsidiary banks and other subsidiaries into a single bank, ZB, N.A. The Company continues to manage its banking operations through seven separately managed and branded segments in 11 Western and Southwestern states as follows: Zions Bank, in Utah, Idaho and Wyoming; Amegy Bank (“Amegy”), in Texas; California Bank & Trust (“CB&T”); National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”), in Washington and Oregon. Pursuant to a Board resolution adopted November 21, 2014, The Commerce Bank of Oregon merged into TCBW following the close of business on March 31, 2015.

ZIONS BANCORPORATION AND SUBSIDIARIES

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Company

ASU 2016-09, Stock Compensation (Topic 718), Improvements to Share-Based Payment Accounting
The standard requires entities to recognize the income tax effects of share-based payment awards in the income statement when the awards vest or are settled (i.e. the additional paid-in capital pools will be eliminated). The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing. The standard also provides an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.
		January 1, 2017	We are currently evaluating the potential impact of this new guidance on the Company’s financial statements.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal vs. Agent Considerations (Reporting Revenue Gross versus Net)
The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new standard, (including loans, derivatives, debt and equity securities, etc.). However, these new standards affect other fees charged by banks, such as asset management fees, credit card interchange fees, deposit account fees, etc. Adoption may be made on a full retrospective basis with practical expedients, or on a modified retrospective basis with a cumulative effect adjustment. Early adoption of the guidance is permitted as of January 1, 2017.
		January 1, 2018, as extended in August 2015 by ASU 2015-14	While we currently do not expect these standards will have a material impact on the Company’s financial statements, we are still in process of conducting our evaluation.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
		January 1, 2016	We currently do not consolidate any VIEs and our adoption of this standard did not have a material impact on the Company’s financial statements.

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)
The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with debt discounts. Adoption is retrospective.
		January 1, 2016	Our adoption of this standard did not have a material impact on the accompanying financial statements.

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
		January 1, 2016	We adopted this standard on a prospective basis and it did not have a material impact on the accompanying financial statements.

ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), (Topic 820)
The guidance eliminates the current requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value (“NAV”) using the practical expedient in ASC 820. Fair value disclosure of these investments will be made to facilitate reconciliation to amounts reported on the balance sheet. Other related disclosures will continue when the NAV practical expedient is used. Adoption is retrospective.
		January 1, 2016	Our adoption of this standard did not have a material impact on the accompanying financial statements.

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Three Months Ended March 31,
	2016	2015

Loans and leases transferred to other real estate owned	$5,998	$3,568
Loans held for sale reclassified as loans held for investment	1,976	13,138
Amortized cost of HTM securities reclassified as AFS securities	—	79,276

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	March 31, 2016
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$1,587,212	$—	$1,587,212	$—	$—	$1,587,212
Derivatives (included in other assets)	125,363	—	125,363	(22,322)	—	103,041
	$1,712,575	$—	$1,712,575	$(22,322)	$—	$1,690,253
Liabilities:
Federal funds and other short-term borrowings	$232,188	$—	$232,188	$—	$—	$232,188
Derivatives (included in other liabilities)	104,469	—	104,469	(22,322)	(71,149)	10,998
	$336,657	$—	$336,657	$(22,322)	$(71,149)	$243,186

	December 31, 2015
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$619,758	$—	$619,758	$—	$—	$619,758
Derivatives (included in other assets)	77,638	—	77,638	(5,916)		71,722
	$697,396	$—	$697,396	$(5,916)	$—	$691,480
Liabilities:
Federal funds and other short-term borrowings	$346,987	$—	$346,987	$—	$—	$346,987
Derivatives (included in other liabilities)	72,568	—	72,568	(5,916)	(61,134)	5,518
	$419,555	$—	$419,555	$(5,916)	$(61,134)	$352,505
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

ZIONS BANCORPORATION AND SUBSIDIARIES

5.	INVESTMENTS
Investment Securities
Investment securities are summarized below. Note 10 discusses the process to estimate fair value for investment securities.

	March 31, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$631,646	$11,519	$6,681	$636,484

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,497,652	14,055	856	1,510,851
Agency guaranteed mortgage-backed securities	4,487,279	17,801	9,091	4,495,989
Small Business Administration loan-backed securities	2,019,668	14,480	13,321	2,020,827
Municipal securities	552,872	4,391	1,190	556,073
Other debt securities	25,434	147	3,672	21,909
	8,582,905	50,874	28,130	8,605,649
Money market mutual funds and other	96,132	104	—	96,236
	8,679,037	50,978	28,130	8,701,885
Total	$9,310,683	$62,497	$34,811	$9,338,369

	December 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$545,648	$11,218	$4,778	$552,088

Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,231,740	4,313	2,658	1,233,395
Agency guaranteed mortgage-backed securities	3,964,593	7,919	36,037	3,936,475
Small Business Administration loan-backed securities	1,932,817	12,602	14,445	1,930,974
Municipal securities	417,374	2,177	856	418,695
Other debt securities	25,454	152	2,665	22,941
	7,571,978	27,163	56,661	7,542,480
Money market mutual funds and other	100,612	61	37	100,636
	7,672,590	27,224	56,698	7,643,116
Total	$8,218,238	$38,442	$61,476	$8,195,204
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of March 31, 2016 by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Principal return in one year or less	$69,225	$69,515	$1,187,108	$1,189,787
Principal return after one year through five years	238,605	242,328	3,483,268	3,491,732
Principal return after five years through ten years	203,989	207,198	2,769,584	2,781,632
Principal return after ten years	119,827	117,443	1,142,945	1,142,498
	$631,646	$636,484	$8,582,905	$8,605,649
The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	March 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$5,952	$193,737	$729	$12,480	$6,681	$206,217
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	312	299,591	544	129,191	856	428,782
Agency guaranteed mortgage-backed securities	6,836	1,707,106	2,255	149,293	9,091	1,856,399
Small Business Administration loan-backed securities	4,549	539,651	8,772	528,850	13,321	1,068,501
Municipal securities	935	140,612	255	14,231	1,190	154,843
Other	—	—	3,672	11,331	3,672	11,331
	12,632	2,686,960	15,498	832,896	28,130	3,519,856
Mutual funds and other	—	—	—	—	—	—
	12,632	2,686,960	15,498	832,896	28,130	3,519,856
Total	$18,584	$2,880,697	$16,227	$845,376	$34,811	$3,726,073

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4,521	$122,197	$257	$13,812	$4,778	$136,009
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2,176	559,196	482	131,615	2,658	690,811
Agency guaranteed mortgage-backed securities	34,583	3,639,824	1,454	65,071	36,037	3,704,895
Small Business Administration loan-backed securities	5,348	567,365	9,097	535,376	14,445	1,102,741
Municipal securities	735	102,901	121	5,733	856	108,634
Other	—	—	2,665	12,337	2,665	12,337
	42,842	4,869,286	13,819	750,132	56,661	5,619,418
Mutual funds and other	37	35,488	—	—	37	35,488
	42,879	4,904,774	13,819	750,132	56,698	5,654,906
Total	$47,400	$5,026,971	$14,076	$763,944	$61,476	$5,790,915
At March 31, 2016 and December 31, 2015, respectively, 157 and 187 HTM and 684 and 709 AFS investment securities were in an unrealized loss position.
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
Noncredit-related OTTI in securities we intend to sell is recognized in earnings as is any credit-related OTTI in securities, regardless of our intent. Noncredit-related OTTI on AFS securities not expected to be sold is recognized in other comprehensive income (“OCI”). The amount of noncredit-related OTTI in a security is quantified as the difference in a security’s amortized cost after adjustment for credit impairment, and its lower fair value. Presentation of OTTI is made in the statement of income on a gross basis with an offset for the amount of OTTI recognized in OCI.
OTTI Conclusions
Our 2015 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation by each security type that has significant gross unrealized losses at March 31, 2016:
OTTI – U.S. Government Agencies and Corporations
Agency Guaranteed Mortgage-Backed Securities: These pass-through securities are comprised largely of fixed and floating-rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), or the Federal Home Loan Mortgage Corporation (“FHLMC”). They were generally purchased at premiums with maturity dates from 10 to 15 years for fixed-rate securities and 30 years for floating-rate securities. These securities benefit from certain guarantee provisions or, in the case of GNMA, direct U.S. government guarantees. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At March 31, 2016, we did not

ZIONS BANCORPORATION AND SUBSIDIARIES

have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during 2016.
Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from 5 to 25 years and have principal cash flows guaranteed by the SBA. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At March 31, 2016, we did not have an intent to sell identified SBA securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during the first quarter of 2016.
The following is a tabular rollforward of the total amount of credit-related OTTI:

(In thousands)	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$—	$—	$—	$(9,079)	$(95,472)	$(104,551)
Reductions for securities sold or paid off during the period	—	—	—	—	1,313	1,313
Reclassification of securities from HTM to AFS	—	—	—	9,079	(9,079)	—
Balance of credit-related OTTI at end of period	$—	$—	$—	$—	$(103,238)	$(103,238)
The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended
	March 31, 2016		March 31, 2015
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$—	$—	$1	$—
Available-for-sale	30	2	958	1,198

Other noninterest-bearing investments	3,187	3,737	3,595	242
	3,217	3,739	4,554	1,440
Net gains (losses)		$(522)		$3,114

Statement of income information:
Equity securities gains (losses), net		$(550)		$3,353
Fixed income securities gains (losses), net		28		(239)
Net gains (losses)		$(522)		$3,114
Interest income by security type is as follows:

(In thousands)	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2,604	$2,726	$5,330	$3,592	$2,862	$6,454
Available-for-sale	39,607	1,955	41,562	19,768	653	20,421
Trading	472	—	472	598	—	598
	$42,683	$4,681	$47,364	$23,958	$3,515	$27,473
Investment securities with a carrying value of $2.0 billion at March 31, 2016 and $2.3 billion at December 31, 2015 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Private Equity Investments
Effect of Volcker Rule
The Volcker Rule (“VR”), as published pursuant to the Dodd-Frank Act in December 2013 and amended in January 2014, significantly restricted certain activities by covered bank holding companies, including restrictions on certain types of securities, proprietary trading, and private equity investing. The Company’s private equity investments (“PEIs”) consist of Small Business Investment Companies (“SBICs”) and non-SBICs. Following the sales of its CDO securities, the only prohibited investments under the VR requiring divestiture by the Company were certain of its PEIs. Of the recorded PEIs of $134 million at March 31, 2016, approximately $16 million remain prohibited by the VR.
For the first quarter of 2016, we did not sell any PEIs. We sold a total of approximately $9 million of PEIs during 2015. All of these sales related to prohibited PEIs. The 2015 sales resulted in insignificant amounts of realized gains or losses. We will dispose of the remaining $16 million of prohibited PEIs before the required deadline. However, the required deadline has been extended to July 21, 2016 from July 21, 2015 and the Federal Reserve has announced its intention to grant banking entities an additional one-year extension to July 21, 2017. See other discussions in Notes 10 and 11.
As discussed in Note 11, we have $20 million at March 31, 2016 of unfunded commitments for PEIs, of which approximately $6 million relate to prohibited PEIs. Until we dispose of the prohibited PEIs, we expect to fund these commitments if and as the capital calls are made, as allowed under the VR.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	March 31, 2016	December 31, 2015

Loans held for sale	$108,764	$149,880

Commercial:
Commercial and industrial	$13,590,238	$13,211,481
Leasing	437,150	441,666
Owner occupied	7,022,429	7,150,028
Municipal	695,436	675,839
Total commercial	21,745,253	21,479,014
Commercial real estate:
Construction and land development	1,967,702	1,841,502
Term	8,826,375	8,514,401
Total commercial real estate	10,794,077	10,355,903
Consumer:
Home equity credit line	2,432,632	2,416,357
1-4 family residential	5,417,810	5,382,099
Construction and other consumer real estate	401,422	385,240
Bankcard and other revolving plans	438,540	443,780
Other	188,451	187,149
Total consumer	8,878,855	8,814,625
Total loans	$41,418,185	$40,649,542
Loan balances are presented net of unearned income and fees, which amounted to $148.5 million at March 31, 2016 and $150.3 million at December 31, 2015.
Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $24.9 million at March 31, 2016 and $26.2 million at December 31, 2015.

ZIONS BANCORPORATION AND SUBSIDIARIES

Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $286.8 million at March 31, 2016 and $288.0 million at December 31, 2015.
Loans with a carrying value of approximately $25.3 billion at March 31, 2016 and $19.4 billion at December 31, 2015 have been pledged at the Federal Reserve and various Federal Home Loan Banks (“FHLBs”) as collateral for potential borrowings.
We sold loans totaling $273.2 million and $300.4 million for the three months ended March 31, 2016 and 2015, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. Amounts added to loans held for sale during these periods were $235.7 million and $309.7 million, respectively.
The principal balance of sold loans for which we retain servicing was approximately $1.3 billion at both March 31, 2016 and December 31, 2015. Income from loans sold, excluding servicing, for the three months ended March 31, 2016 and 2015 was $3.0 million and $4.6 million, respectively.
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
We determine our ALLL as the best estimate within a range of estimated losses. The methodologies we use to estimate the ALLL depend upon the impairment status and loan portfolio. The methodology for impaired loans is discussed subsequently. For commercial and CRE loans with commitments equal to or greater than $750,000, we assign internal risk grades using a comprehensive loan grading system based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. The credit quality indicators discussed subsequently are based on this grading system. Estimated losses for these commercial and CRE loans are derived from a statistical analysis of our historical default and loss given default (“LGD”) experience over the period of January 2008 through the most recent full quarter.
For consumer and small commercial and CRE loans with commitments less than $750,000, we primarily use roll rate models to forecast probable inherent losses. Roll rate models measure the rate at which these loans migrate from one delinquency category to the next worse delinquency category, and eventually to loss. We estimate roll rates for these loans using recent delinquency and loss experience by segmenting our loan portfolios into separate pools based on common risk characteristics and separately calculating historical delinquency and loss experience for each pool. These roll rates are then applied to current delinquency levels to estimate probable inherent losses.
The current status and historical changes in qualitative and environmental factors may not be reflected in our quantitative models. Thus, after applying historical loss experience, as described above, we review the

ZIONS BANCORPORATION AND SUBSIDIARIES

quantitatively derived level of ALLL for each segment using qualitative criteria and use those criteria to determine our estimate within the range. We track various risk factors that influence our judgment regarding the level of the ALLL across the portfolio segments. These factors primarily include:

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices

•	Changes in international, national, regional, and local economic and business conditions

•	Changes in the nature and volume of the portfolio and in the terms of loans

•	Changes in the experience, ability, and depth of lending management and other relevant staff

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans

•	Changes in the quality of the loan review system

•	Changes in the value of underlying collateral for collateral-dependent loans

•	The existence and effect of any concentration of credit, and changes in the level of such concentrations

•	The effect of other external factors such as competition and legal and regulatory requirements
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
Changes in ACL Assumptions
During the first quarter of 2016, due to the consolidation of our separate banking charters, we enhanced our methodology to estimate the ACL on a Company-wide basis. As described previously, for large commercial and CRE loans, we began estimating historic loss factors by separately calculating historic default and LGD rates, instead of directly calculating loss rates for groupings of probability of default and LGD grades using a loss migration approach. For small commercial and CRE loans, we began using roll rate models to forecast probable inherent losses. For consumer loans, we began pooling loans by current loan-to-value, where applicable. The impact of these changes was largely neutral to the total ACL at March 31, 2016.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended March 31, 2016
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$454,277	$113,992	$37,779	$606,048
Additions:
Provision for loan losses	45,875	1,701	(5,431)	42,145
Adjustment for FDIC-supported/PCI loans	—	—	—	—
Deductions:
Gross loan and lease charge-offs	(43,230)	(975)	(3,905)	(48,110)
Recoveries	7,065	2,994	1,752	11,811
Net loan and lease charge-offs	(36,165)	2,019	(2,153)	(36,299)
Balance at end of period	$463,987	$117,712	$30,195	$611,894

Reserve for unfunded lending commitments
Balance at beginning of period	$57,696	$16,526	$616	$74,838
Provision credited to earnings	(1,429)	(3,767)	(616)	(5,812)
Balance at end of period	$56,267	$12,759	$—	$69,026

Total allowance for credit losses at end of period
Allowance for loan losses	$463,987	$117,712	$30,195	$611,894
Reserve for unfunded lending commitments	56,267	12,759	—	69,026
Total allowance for credit losses	$520,254	$130,471	$30,195	$680,920

	Three Months Ended March 31, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$412,514	$145,009	$47,140	$604,663
Additions:
Provision for loan losses	24,934	(26,887)	459	(1,494)
Adjustment for FDIC-supported/PCI loans	(38)			(38)
Deductions:
Gross loan and lease charge-offs	(15,951)	(626)	(3,611)	(20,188)
Recoveries	20,613	14,119	2,338	37,070
Net loan and lease charge-offs	4,662	13,493	(1,273)	16,882
Balance at end of period	$442,072	$131,615	$46,326	$620,013

Reserve for unfunded lending commitments
Balance at beginning of period	$58,931	$21,517	$628	$81,076
Provision charged (credited) to earnings	3,844	(2,580)	(53)	1,211
Balance at end of period	$62,775	$18,937	$575	$82,287

Total allowance for credit losses at end of period
Allowance for loan losses	$442,072	$131,615	$46,326	$620,013
Reserve for unfunded lending commitments	62,775	18,937	575	82,287
Total allowance for credit losses	$504,847	$150,552	$46,901	$702,300

ZIONS BANCORPORATION AND SUBSIDIARIES

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	March 31, 2016
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$76,987	$3,047	$7,230	$87,264
Collectively evaluated for impairment	386,943	114,448	22,882	524,273
Purchased loans with evidence of credit deterioration	57	217	83	357
Total	$463,987	$117,712	$30,195	$611,894

Outstanding loan balances:
Individually evaluated for impairment	$477,363	$95,784	$86,957	$660,104
Collectively evaluated for impairment	21,219,580	10,649,342	8,782,839	40,651,761
Purchased loans with evidence of credit deterioration	48,310	48,951	9,059	106,320
Total	$21,745,253	$10,794,077	$8,878,855	$41,418,185

	December 31, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$36,909	$3,154	$9,462	$49,525
Collectively evaluated for impairment	417,295	110,417	27,866	555,578
Purchased loans with evidence of credit deterioration	73	421	451	945
Total	$454,277	$113,992	$37,779	$606,048

Outstanding loan balances:
Individually evaluated for impairment	$289,629	$107,341	$92,605	$489,575
Collectively evaluated for impairment	21,129,125	10,193,840	8,712,079	40,035,044
Purchased loans with evidence of credit deterioration	60,260	54,722	9,941	124,923
Total	$21,479,014	$10,355,903	$8,814,625	$40,649,542
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonaccrual loans are summarized as follows:

(In thousands)	March 31, 2016	December 31, 2015
Commercial:
Commercial and industrial	$356,034	$163,906
Leasing	14,107	3,829
Owner occupied	74,369	73,881
Municipal	926	951
Total commercial	445,436	242,567
Commercial real estate:
Construction and land development	6,152	7,045
Term	33,051	40,253
Total commercial real estate	39,203	47,298
Consumer:
Home equity credit line	10,700	8,270
1-4 family residential	43,791	50,254
Construction and other consumer real estate	645	748
Bankcard and other revolving plans	1,791	537
Other	202	186
Total consumer loans	57,129	59,995
Total	$541,768	$349,860
Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2016
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$13,464,106	$90,610	$35,522	$126,132	$13,590,238	$4,388	$287,662
Leasing	436,597	59	494	553	437,150	—	13,613
Owner occupied	6,965,082	21,987	35,360	57,347	7,022,429	13,350	46,289
Municipal	695,436	—	—	—	695,436	—	926
Total commercial	21,561,221	112,656	71,376	184,032	21,745,253	17,738	348,490
Commercial real estate:
Construction and land development	1,960,562	2,573	4,567	7,140	1,967,702	—	1,533
Term	8,782,301	10,173	33,901	44,074	8,826,375	18,295	15,791
Total commercial real estate	10,742,863	12,746	38,468	51,214	10,794,077	18,295	17,324
Consumer:
Home equity credit line	2,420,364	7,015	5,253	12,268	2,432,632	—	4,604
1-4 family residential	5,386,087	10,617	21,106	31,723	5,417,810	321	20,131
Construction and other consumer real estate	397,809	3,365	248	3,613	401,422	—	355
Bankcard and other revolving plans	435,092	2,241	1,207	3,448	438,540	848	1,340
Other	187,760	630	61	691	188,451	—	78
Total consumer loans	8,827,112	23,868	27,875	51,743	8,878,855	1,169	26,508
Total	$41,131,196	$149,270	$137,719	$286,989	$41,418,185	$37,202	$392,322

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2015
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$13,114,045	$60,523	$36,913	$97,436	$13,211,481	$3,065	$117,942
Leasing	440,963	183	520	703	441,666	—	3,309
Owner occupied	7,085,086	37,776	27,166	64,942	7,150,028	3,626	43,984
Municipal	668,207	7,586	46	7,632	675,839	46	951
Total commercial	21,308,301	106,068	64,645	170,713	21,479,014	6,737	166,186
Commercial real estate:
Construction and land development	1,835,360	842	5,300	6,142	1,841,502	—	1,745
Term	8,469,390	10,424	34,587	45,011	8,514,401	21,697	24,867
Total commercial real estate	10,304,750	11,266	39,887	51,153	10,355,903	21,697	26,612
Consumer:
Home equity credit line	2,407,972	4,717	3,668	8,385	2,416,357	—	3,053
1-4 family residential	5,340,549	14,828	26,722	41,550	5,382,099	1,036	20,939
Construction and other consumer real estate	374,987	8,593	1,660	10,253	385,240	1,337	408
Bankcard and other revolving plans	440,358	1,861	1,561	3,422	443,780	1,217	146
Other	186,436	647	66	713	187,149	—	83
Total consumer loans	8,750,302	30,646	33,677	64,323	8,814,625	3,590	24,629
Total	$40,363,353	$147,980	$138,209	$286,189	$40,649,542	$32,024	$217,427

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.
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
We generally assign internal risk grades to commercial and CRE loans with commitments equal to or greater than $750,000 based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. For these larger loans, we assign one of multiple grades within the Pass classification or one of the following four grades: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding

ZIONS BANCORPORATION AND SUBSIDIARIES

balance has been charged off. We confirm our internal risk grades quarterly, or as soon as we identify information that affects the credit risk of the loan.
For consumer loans and certain small commercial and CRE loans with commitments less than $750,000, we generally assign internal risk grades similar to those described previously based on automated rules that depend on refreshed credit scores, payment performance, and other risk indicators. These are generally assigned either a Pass or Substandard grade and are reviewed as we identify information that might warrant a grade change.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2016
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,245,903	$390,768	$953,316	$251	$13,590,238
Leasing	402,160	7,106	27,884	—	437,150
Owner occupied	6,577,162	156,723	288,544	—	7,022,429
Municipal	678,377	7,888	9,171	—	695,436
Total commercial	19,903,602	562,485	1,278,915	251	21,745,253	$463,987
Commercial real estate:
Construction and land development	1,921,338	14,540	31,824	—	1,967,702
Term	8,634,484	41,331	150,560	—	8,826,375
Total commercial real estate	10,555,822	55,871	182,384	—	10,794,077	117,712
Consumer:
Home equity credit line	2,418,415	—	14,217	—	2,432,632
1-4 family residential	5,368,085	—	49,725	—	5,417,810
Construction and other consumer real estate	399,765	—	1,657	—	401,422
Bankcard and other revolving plans	433,989	—	4,551	—	438,540
Other	188,099	—	352	—	188,451
Total consumer loans	8,808,353	—	70,502	—	8,878,855	30,195
Total	$39,267,777	$618,356	$1,531,801	$251	$41,418,185	$611,894

	December 31, 2015
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,007,076	$399,847	$804,403	$155	$13,211,481
Leasing	411,131	5,166	25,369	—	441,666
Owner occupied	6,720,052	139,784	290,192	—	7,150,028
Municipal	663,903	—	11,936	—	675,839
Total commercial	19,802,162	544,797	1,131,900	155	21,479,014	$454,277
Commercial real estate:
Construction and land development	1,786,610	42,348	12,544	—	1,841,502
Term	8,319,348	47,245	139,036	8,772	8,514,401
Total commercial real estate	10,105,958	89,593	151,580	8,772	10,355,903	113,992
Consumer:
Home equity credit line	2,404,635	—	11,722	—	2,416,357
1-4 family residential	5,325,519	—	56,580	—	5,382,099
Construction and other consumer real estate	381,738	—	3,502	—	385,240
Bankcard and other revolving plans	440,282	—	3,498	—	443,780
Other	186,836	—	313	—	187,149
Total consumer loans	8,739,010	—	75,615	—	8,814,625	37,779
Total	$38,647,130	$634,390	$1,359,095	$8,927	$40,649,542	$606,048

ZIONS BANCORPORATION AND SUBSIDIARIES

Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. For our non-purchased credit-impaired loans, if a nonaccrual loan has a balance greater than $1 million, or if a loan is a troubled debt restructuring (“TDR”), including TDRs that subsequently default, or if the loan is no longer reported as a TDR, we individually evaluate the loan for impairment and estimate a specific reserve for the loan for all portfolio segments under applicable accounting guidance. Smaller nonaccrual loans are pooled for ALLL estimation purposes. Purchase credit-impaired (“PCI”) loans are included in impaired loans and are accounted for under separate accounting guidance. See subsequent discussion under Purchased Loans.
When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three months ended March 31, 2016 and 2015 was not significant.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three months ended March 31, 2016 and 2015:

	March 31, 2016
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$457,773	$68,388	$329,801	$398,189	$71,962
Owner occupied	124,637	74,158	39,778	113,936	4,162
Municipal	1,405	926	—	926	—
Total commercial	583,815	143,472	369,579	513,051	76,124
Commercial real estate:
Construction and land development	22,202	4,806	9,319	14,125	883
Term	134,297	81,795	26,275	108,070	1,706
Total commercial real estate	156,499	86,601	35,594	122,195	2,589
Consumer:
Home equity credit line	28,148	21,128	4,295	25,423	145
1-4 family residential	66,860	32,652	31,720	64,372	6,805
Construction and other consumer real estate	3,446	988	1,876	2,864	168
Other	2,565	35	1,900	1,935	53
Total consumer loans	101,019	54,803	39,791	94,594	7,171
Total	$841,333	$284,876	$444,964	$729,840	$85,884

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2015
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$272,161	$44,190	$163,729	$207,919	$30,538
Owner occupied	141,526	83,024	43,243	126,267	5,486
Municipal	1,430	951	—	951	—
Total commercial	415,117	128,165	206,972	335,137	36,024
Commercial real estate:
Construction and land development	22,791	5,076	9,558	14,634	618
Term	142,239	82,864	34,361	117,225	2,604
Total commercial real estate	165,030	87,940	43,919	131,859	3,222
Consumer:
Home equity credit line	27,064	18,980	5,319	24,299	243
1-4 family residential	74,009	29,540	41,155	70,695	8,736
Construction and other consumer real estate	2,741	989	1,014	2,003	173
Other	3,187	36	2,570	2,606	299
Total consumer loans	107,001	49,545	50,058	99,603	9,451
Total	$687,148	$265,650	$300,949	$566,599	$48,697

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$281,841	$1,472	$160,013	$1,451
Owner occupied	122,241	2,431	177,568	4,092
Municipal	932	—	1,033	—
Total commercial	405,014	3,903	338,614	5,543
Commercial real estate:
Construction and land development	14,293	513	38,736	569
Term	106,236	3,458	143,496	5,008
Total commercial real estate	120,529	3,971	182,232	5,577
Consumer:
Home equity credit line	24,730	386	25,386	413
1-4 family residential	63,166	477	66,711	510
Construction and other consumer real estate	2,917	48	2,560	42
Bankcard and other revolving plans	—	16	2	100
Other	2,502	107	4,748	285
Total consumer loans	93,315	1,034	99,407	1,350
Total	$618,858	$8,908	$620,253	$12,470

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	March 31, 2016
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$198	$26,309	$12	$91	$1,085	$33,894	$61,589
Owner occupied	2,227	1,458	920	—	7,882	16,318	28,805
Total commercial	2,425	27,767	932	91	8,967	50,212	90,394
Commercial real estate:
Construction and land development	44	—	—	—	—	9,316	9,360
Term	4,660	7,397	161	980	4,037	13,749	30,984
Total commercial real estate	4,704	7,397	161	980	4,037	23,065	40,344
Consumer:
Home equity credit line	198	2,414	10,570	—	164	3,027	16,373
1-4 family residential	2,030	349	6,498	257	3,213	33,404	45,751
Construction and other consumer real estate	171	357	—	1,143	—	949	2,620
Total consumer loans	2,399	3,120	17,068	1,400	3,377	37,380	64,744
Total accruing	9,528	38,284	18,161	2,471	16,381	110,657	195,482
Nonaccruing
Commercial:
Commercial and industrial	26	396	—	1,116	18,551	63,047	83,136
Owner occupied	1,122	1,209	—	3,064	275	16,881	22,551
Municipal	—	926	—	—	—	—	926
Total commercial	1,148	2,531	—	4,180	18,826	79,928	106,613
Commercial real estate:
Construction and land development	—	312	—	—	3,135	209	3,656
Term	1,797	1,163	—	—	2,920	3,892	9,772
Total commercial real estate	1,797	1,475	—	—	6,055	4,101	13,428
Consumer:
Home equity credit line	—	299	1,359	51	—	705	2,414
1-4 family residential	—	325	1,944	302	829	6,452	9,852
Construction and other consumer real estate	—	97	16	42	—	62	217
Total consumer loans	—	721	3,319	395	829	7,219	12,483
Total nonaccruing	2,945	4,727	3,319	4,575	25,710	91,248	132,524
Total	$12,473	$43,011	$21,480	$7,046	$42,091	$201,905	$328,006

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2015
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$202	$3,236	$13	$100	$23,207	$34,473	$61,231
Owner occupied	1,999	681	929	—	9,879	16,339	29,827
Total commercial	2,201	3,917	942	100	33,086	50,812	91,058
Commercial real estate:
Construction and land development	94	—	—	—	—	9,698	9,792
Term	4,696	638	166	976	2,249	20,833	29,558
Total commercial real estate	4,790	638	166	976	2,249	30,531	39,350
Consumer:
Home equity credit line	192	2,147	9,763	—	164	3,155	15,421
1-4 family residential	2,669	353	6,747	433	3,440	32,903	46,545
Construction and other consumer real estate	174	384	—	—	—	1,152	1,710
Total consumer loans	3,035	2,884	16,510	433	3,604	37,210	63,676
Total accruing	10,026	7,439	17,618	1,509	38,939	118,553	194,084
Nonaccruing
Commercial:
Commercial and industrial	28	455	—	1,879	3,577	49,617	55,556
Owner occupied	685	1,669	—	724	34	16,335	19,447
Municipal	—	951	—	—	—	—	951
Total commercial	713	3,075	—	2,603	3,611	65,952	75,954
Commercial real estate:
Construction and land development	—	333	—	—	3,156	208	3,697
Term	1,844	—	—	—	2,960	5,203	10,007
Total commercial real estate	1,844	333	—	—	6,116	5,411	13,704
Consumer:
Home equity credit line	7	500	1,400	54	—	233	2,194
1-4 family residential	—	275	2,052	136	1,180	7,299	10,942
Construction and other consumer real estate	—	101	17	48	—	44	210
Total consumer loans	7	876	3,469	238	1,180	7,576	13,346
Total nonaccruing	2,564	4,284	3,469	2,841	10,907	78,939	103,004
Total	$12,590	$11,723	$21,087	$4,350	$49,846	$197,492	$297,088

[1]
Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.
Unfunded lending commitments on TDRs amounted to approximately $1.6 million at March 31, 2016 and $7.5 million at December 31, 2015.

ZIONS BANCORPORATION AND SUBSIDIARIES

The total recorded investment of all TDRs in which interest rates were modified below market was $174.5 million at March 31, 2016 and $188.0 million at December 31, 2015. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

	Three Months Ended March 31,
(In thousands)	2016	2015
Commercial:
Commercial and industrial	$(73)	$(57)
Owner occupied	(49)	(112)
Total commercial	(122)	(169)
Commercial real estate:
Construction and land development	(1)	(37)
Term	(79)	(109)
Total commercial real estate	(80)	(146)
Consumer:
Home equity credit line	(1)	(1)
1-4 family residential	(230)	(271)
Construction and other consumer real estate	(5)	(7)
Total consumer loans	(236)	(279)
Total decrease to interest income[1]	$(438)	$(594)

[1]	Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$2,992	$2,992	$—	$44	$44
Owner occupied	3,350	244	3,594	—	986	986
Total commercial	3,350	3,236	6,586	—	1,030	1,030
Commercial real estate:
Construction and land development	—	—	—	—	1,284	1,284
Term	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	1,284	1,284
Consumer:
Home equity credit line	—	—	—	—	—	—
1-4 family residential	—	160	160	110	—	110
Construction and other consumer real estate	—	—	—	—	—	—
Total consumer loans	—	160	160	110	—	110
Total	$3,350	$3,396	$6,746	$110	$2,314	$2,424
Note: Total loans modified as TDRs during the 12 months previous to March 31, 2016 and 2015 were $180.3 million and $74.5 million, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

At March 31, 2016 and December 31, 2015, the amount of foreclosed residential real estate property held by the Company was approximately $3.4 million and $0.5 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $11.3 million and $12.5 million, respectively.
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
We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. Based on this analysis, we believe that the loan portfolio is generally well diversified; however, there are certain significant concentrations in CRE and oil and gas-related lending. Further, we cannot guarantee that we have fully understood or mitigated all risk concentrations or correlated risks. We have adopted and adhere to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged and enterprise value lending, municipal lending, and oil and gas-related lending. All of these limits are continually monitored and revised as necessary.
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
Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	March 31, 2016	December 31, 2015

Commercial	$55,997	$72,440
Commercial real estate	60,456	65,167
Consumer	9,961	11,082
Outstanding balance	$126,414	$148,689

Carrying amount	$106,320	$125,029
Less ALLL	357	945
Carrying amount, net	$105,963	$124,084
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

ZIONS BANCORPORATION AND SUBSIDIARIES

remaining expected life of the loan or pool of loans. The effects of estimated prepayments are considered in estimating the expected cash flows.
Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans. There were no amounts of these loans at March 31, 2016 and December 31, 2015.
Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended March 31,
	2016	2015

Balance at beginning of period	$39,803	$45,055
Accretion	(6,138)	(9,583)
Reclassification from nonaccretable difference	8,430	13,281
Disposals and other	1,010	2,178
Balance at end of period	$43,105	$50,931
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
During the three months ended March 31, 2016 and 2015, we adjusted the ALLL for acquired loans by recording a negative provision for loan losses of $(0.4) million and $(0.8) million, respectively. The provision is net of the ALLL reversals resulting from changes in cash flow estimates, which are discussed subsequently.
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
For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three months ended March 31, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $0.4 million in 2016 and $1.4 million in 2015, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income.
For the three months ended March 31, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $4.5 million in 2016 and $7.4 million in 2015, respectively, of additional interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in OCI and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. We use interest rate swaps as part of our cash flow hedging strategy to hedge the variable cash flows associated with designated commercial loans. These interest rate swap agreements designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying notional amount. No derivatives have been designated as hedges of net investments in foreign operations.
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
Amounts in AOCI are reclassified to interest income as interest is earned on related variable-rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following March 31, 2016, we estimate that an additional $7.7 million will be reclassified.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately offset through matching derivative contracts, such that the Company minimizes its interest rate risk exposure resulting from such transactions. Most of these customers do not have the capability for centralized clearing. Therefore we manage the credit risk through loan underwriting, which includes a credit risk exposure formula for the swap, the same collateral and guarantee protection applicable to the loan and credit approvals, limits, and monitoring procedures. Fee income from customer swaps is included in other service charges, commissions and fees. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. Nevertheless, the related credit risk is considered and measured when and where appropriate. See Note 6 for further discussion of our underwriting, collateral requirements, and other procedures used to address credit risk.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At March 31, 2016, the fair value of our derivative liabilities was $104.5 million, for which we were required to pledge cash collateral of approximately $86.0 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at March 31, 2016, the additional amount of collateral we could be required to pledge is approximately $1.9 million. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at March 31, 2016 and December 31, 2015, and the related gain (loss) of derivative instruments for the three months ended March 31, 2016 and 2015 is summarized as follows:

	March 31, 2016			December 31, 2015
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	$1,387,500	$22,218	$—	$1,387,500	$5,461	$956
Total derivatives designated as hedging instruments	1,387,500	22,218	—	1,387,500	5,461	956
Derivatives not designated as hedging instruments
Interest rate swaps and forwards	103,989	740	250	40,314	—	8
Interest rate swaps for customers [1]	3,449,818	84,684	89,771	3,256,190	51,353	53,843
Foreign exchange	349,891	17,721	14,448	463,064	20,824	17,761
Total derivatives not designated as hedging instruments	3,903,698	103,145	104,469	3,759,568	72,177	71,612
Total derivatives	$5,291,198	$125,363	$104,469	$5,147,068	$77,638	$72,568
1 Notional amounts include both the customer swaps and the offsetting derivative contracts.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2016
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [2]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Cash flow hedges [1]:
Interest rate swaps	$20,696	$2,997
	20,696	2,997
Fair value hedges:
Terminated swaps on long-term debt				$—
Total derivatives designated as hedging instruments	20,696	2,997		—
Derivatives not designated as hedging instruments
Interest rate swaps and forward contracts			$235
Interest rate swaps for customers			(509)
Foreign exchange			2,236
Total derivatives not designated as hedging instruments			1,962
Total derivatives	$20,696	$2,997	$1,962	$—

	Three Months Ended March 31, 2015
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [2]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Cash flow hedges [1]:
Interest rate swaps	$4,253	$1,016
	4,253	1,016
Fair value hedges:
Terminated swaps on long-term debt				$468
Total derivatives designated as hedging instruments	4,253	1,016		468
Derivatives not designated as hedging instruments
Interest rate swaps for customers			$517
Futures contracts			1
Foreign exchange			2,735
Total derivatives not designated as hedging instruments			3,253
Total derivatives	$4,253	$1,016	$3,253	$468
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the change in fair value of the derivative.

[2]	Amounts for the three months ended March 31, of $3.0 million in 2016, and $1.0 million in 2015, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 8.
The fair value of derivative assets was reduced by a net credit valuation adjustment of $5.1 million and $3.3 million at March 31, 2016 and 2015, respectively. The adjustment for derivative liabilities was not significant at March 31, 2016 and 2015. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

ZIONS BANCORPORATION AND SUBSIDIARIES

8.	DEBT AND SHAREHOLDERS’ EQUITY
Long-term debt is summarized as follows:

(In thousands)	March 31, 2016	December 31, 2015

Junior subordinated debentures related to trust preferred securities	$164,950	$164,950
Subordinated notes	246,262	246,170
Senior notes	390,367	400,334
Capital lease obligations	869	912
Total	$802,448	$812,366
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or unamortized debt issuance costs. The amount of long-term debt as of December 31, 2015 presented in the schedule differs from the amount in our 2015 10-K as a result of the reclassification of unamortized debt issuance costs to long-term debt in compliance with ASU 2015-03.
Preferred Stock
On April 25, 2016, the Company launched a tender offer to purchase up to $120 million par amount of certain outstanding preferred stock. The tender offer will expire on May 20, 2016.
Basel III Capital Framework
Effective January 1, 2015, we adopted the new Basel III capital framework that was issued by the Federal Reserve for U.S. banking organizations. We adopted the new capital rules on a phase-in basis and will adopt the fully phased-in requirements effective January 1, 2019.
Accumulated Other Comprehensive Income
Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Three Months Ended March 31, 2016
Balance at December 31, 2015	$(18,369)	$1,546	$(37,789)	$(54,612)
Other comprehensive income (loss) before reclassifications, net of tax	32,168	13,331	(665)	44,834
Amounts reclassified from AOCI, net of tax	(17)	(1,858)	—	(1,875)
Other comprehensive income (loss)	32,151	11,473	(665)	42,959
Balance at March 31, 2016	$13,782	$13,019	$(38,454)	$(11,653)

Income tax expense included in other comprehensive income (loss)	$20,192	$6,920	$665	$27,777

Three Months Ended March 31, 2015
Balance at December 31, 2014	$(91,921)	$2,226	$(38,346)	$(128,041)
Other comprehensive income before reclassifications, net of tax	11,424	2,189	—	13,613
Amounts reclassified from AOCI, net of tax	148	(629)	—	(481)
Other comprehensive income	11,572	1,560	—	13,132
Balance at March 31, 2015	$(80,349)	$3,786	$(38,346)	$(114,909)

Income tax expense included in other comprehensive income	$6,957	$1,088	$—	$8,045

ZIONS BANCORPORATION AND SUBSIDIARIES

	Amounts reclassified from AOCI [1]		Statement of income (SI) Balance sheet (BS)
(In thousands)	Three Months Ended March 31,
Details about AOCI components	2016	2015		Affected line item

Net realized gains (losses) on investment securities	$28	$(239)	SI	Fixed income securities gains (losses), net
Income tax expense (benefit)	11	(91)
	17	(148)

Net unrealized gains on derivative instruments	$2,997	$1,016	SI	Interest and fees on loans
Income tax expense	1,139	387
	$1,858	$629

[1]	Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

9.	INCOME TAXES
The effective income tax rate of 31.4% for the first quarter of 2016 was lower than the 2015 first quarter rate of 35.7%. The tax rates for both the first quarter of 2016 and 2015 were benefited primarily by the non-taxability of certain income items. However, the 2016 effective tax rate was further benefited by the release of various uncertain state tax positions.
Net deferred tax assets were approximately $180 million at March 31, 2016 and $203 million at December 31, 2015. We evaluate deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of March 31, 2016.

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
Third Party Service Providers
We use a third party pricing service to fair value measurements for approximately 90% of our AFS Level 2 securities. Fair value measurements for other AFS Level 2 generally use certain inputs corroborated by market data and include standard form discounted cash flow modeling.
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
Municipal Securities
Municipal securities are measured under Level 2 generally using the third party pricing service or an internal model. Valuation inputs include Baa municipal curves, as well as FHLB and London Interbank Offered Rate (“LIBOR”) swap curves. Our valuation methodology for non-rated municipal securities changed at year-end to utilize more observable inputs, primarily municipal market yield curves, compared to our previous valuation method. The resulting values were determined to be Level 2.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	March 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$8,027,667	$—	$8,027,667
Municipal securities		556,073		556,073
Other debt securities		21,909		21,909
Money market mutual funds and other	59,925	36,311		96,236
	59,925	8,641,960	—	8,701,885
Trading account		65,838		65,838
Other noninterest-bearing investments:
Bank-owned life insurance		489,297		489,297
Private equity investments			119,222	119,222
Other assets:
Agriculture loan servicing and interest-only strips			17,067	17,067
Deferred compensation plan assets	82,179			82,179
Derivatives:
Interest rate swaps and forwards		22,958		22,958
Interest rate swaps for customers		84,684		84,684
Foreign currency exchange contracts	17,721			17,721
	17,721	107,642	—	125,363
	$159,825	$9,304,737	$136,289	$9,600,851
LIABILITIES
Securities sold, not yet purchased	$6,515	$—	$—	$6,515
Other liabilities:
Deferred compensation plan obligations	82,179			82,179
Derivatives:
Interest rate swaps and forwards		250		250
Interest rate swaps for customers		89,771		89,771
Foreign currency exchange contracts	14,448			14,448
	14,448	90,021	—	104,469
	$103,142	$90,021	$—	$193,163

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$7,100,844	$—	$7,100,844
Municipal securities		418,695		418,695
Other debt securities		22,941		22,941
Money market mutual funds and other	61,807	38,829		100,636
	61,807	7,581,309	—	7,643,116
Trading account		48,168		48,168
Other noninterest-bearing investments:
Bank-owned life insurance		485,978		485,978
Private equity investments			120,027	120,027
Other assets:
Agriculture loan servicing and interest-only strips			13,514	13,514
Deferred compensation plan assets	84,570			84,570
Derivatives:
Interest rate swaps and forwards		5,966		5,966
Interest rate swaps for customers		51,353		51,353
Foreign currency exchange contracts	20,824			20,824
	20,824	57,319	—	78,143
	$167,201	$8,172,774	$133,541	$8,473,516
LIABILITIES
Securities sold, not yet purchased	$30,158	$—	$—	$30,158
Other liabilities:
Deferred compensation plan obligations	84,570			84,570
Derivatives:
Interest rate swaps and forwards		835		835
Interest rate swaps for customers		53,843		53,843
Foreign currency exchange contracts	17,761			17,761
	17,761	54,678	—	72,439
	$132,489	$54,678	$—	$187,167

ZIONS BANCORPORATION AND SUBSIDIARIES

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended March 31, 2016
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2015	$—	$—	$—	$120,027	$13,514	$—
Net gains (losses) included in:
Statement of income:
Dividends and other investment losses				(1,484)
Equity securities losses, net				(2,009)
Other noninterest income					3,460
Purchases				2,801	368
Sales				(36)
Redemptions and paydowns				(77)	(275)
Balance at March 31, 2016	$—	$—	$—	$119,222	$17,067	$—

	Level 3 Instruments
	Three Months Ended March 31, 2015
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2014	$4,164	$393,007	$4,786	$99,865	$12,227	$(13)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	2	257
Dividends and other investment income				1,074
Equity securities gains, net				3,253
Fixed income securities gains (losses), net	31	(323)
Other noninterest income					4
Other noninterest expense						13
Other comprehensive income (loss)	127	(6,949)	42
Fair value of HTM securities transferred to AFS		57,308
Purchases				5,052	171
Sales		(2,613)		(1,517)
Redemptions and paydowns	(1,859)	(2,349)	(2)	(279)	(401)
Balance at March 31, 2015	$2,465	$438,338	$4,826	$107,448	$12,001	$—
No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three months ended March 31, 2016 and 2015.
The preceding reconciling amounts using Level 3 inputs include the following realized amounts in the statement of income:

(In thousands)	Three Months Ended March 31,

	2016	2015

Fixed income securities losses, net	$—	$(292)

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes during the year-to-date period measured on a nonrecurring basis.

(In thousands)	Fair value at March 31, 2016				Fair value at December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1,477	$1,477	$—	$—	$10,707	$10,707
Impaired loans	—	32,162	—	32,162	—	10,991	—	10,991
Other real estate owned	—	1,695	—	1,695	—	2,388	—	2,388
	$—	$33,857	$1,477	$35,334	$—	$13,379	$10,707	$24,086
The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended March 31,
	2016	2015
ASSETS
Private equity investments, carried at cost	$(342)	$(1,153)
Impaired loans	(14,728)	(2,924)
Other real estate owned	(37)	(1,008)
	$(15,107)	$(5,085)
During the three months ended March 31, we recognized net gains of $1.8 million in 2016 and $0.7 million in 2015 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $2.1 million and $4.1 million, respectively. Previous to their sale in these periods, we recognized impairment on these properties of an insignificant amount in 2016 and 2015.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $23.2 million at March 31, 2016 and $25.3 million at December 31, 2015. Amounts of other noninterest-bearing investments carried at cost were $196.6 million at March 31, 2016 and $191.5 million at December 31, 2015, which were comprised of Federal Reserve and FHLB stock.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

interest rates, the valuations do not represent fair value and have been excluded from the nonrecurring fair value balance in the preceding schedules.
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	March 31, 2016			December 31, 2015
(In thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$631,646	$636,484	2	$545,648	$552,088	2
Loans and leases (including loans held for sale), net of allowance	40,915,055	40,715,842	3	40,193,374	39,535,365	3
Financial liabilities:
Time deposits	2,071,688	2,075,729	2	2,130,680	2,129,742	2
Foreign deposits	219,899	219,836	2	294,391	294,321	2
Long-term debt (less fair value hedges)	802,448	831,621	2	812,366	838,796	2
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
Loans are measured at fair value according to their status as nonimpaired or impaired. For nonimpaired loans, fair value is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are derived from the methods used to estimate the ALLL for our loan portfolio and are adjusted quarterly as necessary to reflect the most recent loss experience. Impaired loans that are collateral-dependent are already considered to be held at fair value. Impaired loans that are not collateral-dependent have future cash flows reduced by the estimated “life-of-the-loan” credit loss derived from methods used to estimate the ALLL for these loans. See Impaired Loans in Note 6 for details on the impairment measurement method for impaired loans. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio. At March 31, 2016 and December 31, 2015, oil and gas-related loan fair value measurements incorporated an illiquidity risk premium in addition to credit and interest rate risk adjustments.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

11.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In thousands)	March 31, 2016	December 31, 2015

Net unfunded commitments to extend credit [1]	$17,310,427	$17,169,785
Standby letters of credit:
Financial	643,514	661,554
Performance	203,657	216,843
Commercial letters of credit	58,567	18,447
Total unfunded lending commitments	$18,216,165	$18,066,629

[1]	Net of participations
The Company’s 2015 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At March 31, 2016, the Company had recorded approximately $5.1 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $2.1 million attributable to the RULC and $3.0 million of deferred commitment fees.
At March 31, 2016, the Parent has guaranteed $165 million of debt of affiliated trusts issuing trust preferred securities.
At March 31, 2016, we had unfunded commitments for PEIs of approximately $20 million. These obligations have no stated maturity. Certain PEIs related to these commitments are prohibited by the Volcker Rule. See related discussions about these investments in Notes 5 and 10.
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
As of March 31, 2016, we were subject to the following material litigation and governmental inquiries:

•
a class action case, Reyes v. Zions First National Bank, et. al., which was brought in the United States District Court for the Eastern District of Pennsylvania in early 2010. This case relates to our banking relationships with customers that allegedly engaged in wrongful telemarketing practices. The plaintiff is seeking a trebled monetary award under the federal RICO Act. In the third quarter of 2013, the District Court denied the plaintiff’s motion for class certification in the Reyes case. The plaintiff appealed the District Court decision to the Third Circuit Court of Appeals. In the third quarter of 2015, the Third Circuit vacated the District Court’s decision denying class certification and remanded the matter to the District Court with instructions to reconsider the class certification determination in light of particular standards articulated by the Third Circuit in its opinion. A class certification hearing is currently scheduled for late May 2016. Following the Third

ZIONS BANCORPORATION AND SUBSIDIARIES

Circuit’s decision, the parties participated in a number of mediation sessions, which could result in a settlement. Any such settlement would be subject to court approval. There can be no assurance, however, that the parties will be able to settle this matter.

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

•
a governmental inquiry into our payment processing practices relating primarily to certain allegedly fraudulent telemarketers and other customer types (conducted by the Department of Justice). Similar inquiries directed towards banks unrelated to us have resulted in a number of enforcement actions. Our first contact with the Department of Justice relating to this matter occurred in early 2013. We understand that the Department of Justice desires to pursue claims against us. We have engaged in preliminary settlement discussions with the Department of Justice. There can be no assurance, however, that the parties will be able to settle this matter.

•
a civil suit, Liu Aifang, et al. v. Velocity VIII, et al., brought against us in the United States District Court for the Central District of California in April 2015. The case relates to our banking relationships with customers who were approved promoters of an EB-5 Visa Immigrant Investment Program that allegedly misappropriated investors’ funds. On September 30, 2015, the Court granted in part and denied in part our Motion to Dismiss Plaintiffs’ claims.  The Plaintiffs’ remaining claims assert negligence and that the bank aided and abetted the promoter customers’ conversion of the investors’ funds deposited with us. Discovery is ongoing and trial is scheduled for September 2016.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of March 31, 2016, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $60 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

12.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015

Service cost	$—	$—	$—	$—	$5	$8
Interest cost	1,762	1,783	100	101	10	10
Expected return on plan assets	(2,754)	(3,090)	—	—	—	—
Amortization of net actuarial (gain) loss	1,659	1,574	31	31	(17)	(13)
Net periodic benefit cost (credit)	$667	$267	$131	$132	$(2)	$5
As disclosed in the Company’s 2015 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

13.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. Following the close of business on December 31, 2015, we completed the merger of our subsidiary banks and certain non-banking subsidiaries, including Zions Management Services Company (“ZMSC”), with and into a single bank, ZB, N.A. We continue to manage our banking operations under our existing brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. Performance assessment and resource allocation are based upon this geographical structure. Due to the charter consolidation, we have moved to an internal funds transfer pricing allocation system to report results of operations for business segments. Total average loans and deposits presented for the banking segments do not include intercompany amounts between banking segments, but may include deposits with the Other segment. Prior period amounts have been reclassified to reflect these changes.
As of March 31, 2016, Zions Bank operates 99 branches in Utah, 24 branches in Idaho, and one branch in Wyoming. Amegy operates 76 branches in Texas. CB&T operates 94 branches in California. NBAZ operates 65 branches in Arizona. NSB operates 49 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon. Effective April 1, 2015, TCBO was merged into TCBW.
The operating segment identified as “Other” includes the Parent, ZMSC, certain nonbank financial service subsidiaries, and eliminations of transactions between segments. The Parent’s operations are significant to the Other segment. The Company’s net interest income is substantially affected by the Parent’s interest expense on long-term debt. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.

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
The following schedule presents selected operating segment information for the three months ended March 31, 2016 and 2015:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015

SELECTED INCOME STATEMENT DATA
Net interest income	$153.3	$152.0	$119.2	$117.8	$108.1	$103.8	$46.8	$44.2	$30.9	$31.1
Provision for loan losses	(30.6)	(4.6)	104.5	11.1	(3.1)	(4.1)	1.9	0.8	(25.6)	(8.7)
Net interest income after provision for loan losses	183.9	156.6	14.7	106.7	111.2	107.9	44.9	43.4	56.5	39.8
Noninterest income	36.0	31.5	29.1	29.2	16.1	14.2	9.5	8.2	9.5	8.9
Noninterest expense	97.0	107.5	85.6	93.0	68.5	74.1	32.4	37.2	30.8	32.6
Net Income (loss) before taxes	$122.9	$80.6	$(41.8)	$42.9	$58.8	$48.0	$22.0	$14.4	$35.2	$16.1

SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$12,306	$12,101	$10,370	$10,276	$8,905	$8,502	$3,863	$3,764	$2,263	$2,384
Total deposits	15,700	15,787	11,274	11,524	10,479	9,701	4,445	4,178	4,005	3,755

	Vectra		TCBW		Other		Consolidated Company
	2016	2015	2016	2015	2016	2015	2016	2015

SELECTED INCOME STATEMENT DATA
Net interest income	$30.5	$28.5	$9.4	$8.4	$(45.4)	$(68.4)	$452.8	$417.4
Provision for loan losses	(3.2)	3.9	(1.8)	0.2	—	(0.1)	42.1	(1.5)
Net interest income after provision for loan losses	33.7	24.6	11.2	8.2	(45.4)	(68.3)	410.7	418.9
Noninterest income	5.8	5.0	0.9	0.9	9.9	19.4	116.8	117.3
Noninterest expense	21.4	24.0	5.0	7.8	54.9	16.8	395.6	393.0
Net Income (loss) before taxes	$18.1	$5.6	$7.1	$1.3	$(90.4)	$(65.7)	$131.9	$143.2

SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$2,453	$2,358	$733	$713	$110	$81	$41,003	$40,179
Total deposits	2,759	2,456	953	830	(60)	(747)	49,555	47,484

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

•	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.
Except to the extent required by law, the Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	HQLA	High Quality Liquid Assets
AFS	Available-for-Sale	HTM	Held-to-Maturity
ALCO	Asset/Liability Committee	IFRS	International Financial Reporting Standards
ALLL	Allowance for Loan and Lease Losses	ISDA	International Swaps and Derivative Association
Amegy	Amegy Bank, a division of ZB, N.A.	LCR	Liquidity Coverage Ratio
AOCI	Accumulated Other Comprehensive Income	LGD	Loss Given Default
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	NAV	Net Asset Value
ATM	Automated Teller Machine	NBAZ	National Bank of Arizona, a division of ZB, N.A.
BOLI	Bank-Owned Life Insurance	NIM	Net Interest Margin
bps	basis points	NSB	Nevada State Bank, a division of ZB, N.A.
CAC	Credit Administration Committee	NSFR	Net Stable Funding Ratio
CB&T	California Bank & Trust, a division of ZB, N.A.	NYMEX	New York Mercantile Exchange
CCAR	Comprehensive Capital Analysis and Review	OCC	Office of the Comptroller of the Currency
CDO	Collateralized Debt Obligation	OCI	Other Comprehensive Income
CET1	Common Equity Tier 1 (Basel III)	OREO	Other Real Estate Owned
CFPB	Consumer Financial Protection Bureau	OTC	Over-the-Counter
CLTV	Combined Loan-to-Value Ratio	OTTI	Other-Than-Temporary Impairment
COSO	Committee of Sponsoring Organizations of the Treadway Commission	Parent	Zions Bancorporation
CRE	Commercial Real Estate	PCI	Purchase Credit-Impaired
CSA	Credit Support Annex	PEIs	Private Equity Investments
CSV	Cash Surrender Value	PPNR	Pre-provision Net Revenue
DFAST	Dodd-Frank Act Stress Test	ROC	Risk Oversight Committee
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RULC	Reserve for Unfunded Lending Commitments
DTA	Deferred Tax Asset	SBA	Small Business Administration
EITF	Emerging Issues Task Force	SBICs	Small Business Investment Companies
ERM	Enterprise Risk Management	SEC	Securities and Exchange Commission
ERMC	Enterprise Risk Management Committee	SNCs	Shared National Credits
EVE	Economic Value of Equity	SVC	Securities Valuation Committee
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	TCBO	The Commerce Bank of Oregon, a division of ZB, N.A.
FASB	Financial Accounting Standards Board	TCBW	The Commerce Bank of Washington, a division of ZB, N.A.
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank	Vectra	Vectra Bank Colorado, a division of ZB, N.A.
FHLMC	Federal Home Loan Mortgage Corporation, or “Freddie Mac”	VIE	Variable Interest Entity
FNMA	Federal National Mortgage Association, or “Fannie Mae”	VR	Volcker Rule
FRB	Federal Reserve Board	ZB, N.A.	ZB, National Association
GAAP	Generally Accepted Accounting Principles	Zions Bank	Zions Bank, a division of ZB, N.A.
GNMA	Government National Mortgage Association, or “Ginnie Mae”	ZMSC	Zions Management Services Company
HECL	Home Equity Credit Line

ZIONS BANCORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2015 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Executive Summary
Net earnings applicable to common shareholders for the first quarter of 2016 was $78.8 million, or $0.38 per diluted common share, compared to net earnings applicable to common shareholders of $88.2 million, or $0.43 per diluted common share, for the fourth quarter of 2015 and $75.3 million, or $0.37 per diluted common share, for the first quarter of 2015.
Major Initiative Announced in 2015
In June 2015, we announced a series of initiatives designed to substantially improve customer experience (e.g., faster turnaround times), simplify our corporate structure and operations, and drive positive operating leverage. Key elements of the announcement included:

•	Consolidation of bank charters from seven to one while maintaining local leadership, local product pricing, and local brands. The consolidation of the bank charters occurred on December 31, 2015.

•	Creation of a Chief Banking Officer position, with responsibility for retail banking, wealth management, and residential mortgage lending.

•	Consolidation of risk functions and other non-customer facing operations, while emphasizing local credit decision making.

•	Investment in technology to modernize our loan, deposit, and customer information systems to meet the demands of a rapidly changing information technology environment.
The Company expects to continue to benefit from these initiatives to further reduce operating expenses, create efficiencies, and improve customer experience.
Financial Performance Targets
Following are the targeted financial performance outcomes of these organizational changes, and associated operational and technological initiatives with some brief comments regarding current performance against these measures:

•
Maintain adjusted noninterest expense less than $1.60 billion in 2016, although increasing somewhat in 2017; this target excludes those same expense items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 84 for more information regarding the calculation of the efficiency ratio). However, because in the first quarter of 2016 we reclassified expense associated with credit and corporate card rewards programs to net against associated revenue in the noninterest income section of the income statement, we are modifying our commitment to hold adjusted noninterest expense from a commitment of “less than $1.60 billion in 2016” to “less than $1.58 billion in 2016.” The difference of $20 million reflects the actual annualized rate of expense incurred on such rewards programs in the first half of 2015, and management believes that it is important to maintain the commitment to hold the company’s expenses to the same level as originally established, after adjusting for accounting changes. For the first quarter of 2016 adjusted noninterest expense was $396.0 million, or an annualized amount of $1,584 million; this result includes several million dollars of seasonal expenses such as elevated payroll taxes and stock award grants. If these seasonal expenses were amortized evenly over 2016, the resulting annualized noninterest expense from the first quarter of 2016 would have been less than $1.58 billion, which is consistent with our modified commitment to hold adjusted noninterest expense to less than $1.58 billion in 2016. On a similar basis, for 2017 we are modifying our noninterest expense commitment to be increasing somewhat from $1.58 billion, modified from the original goal of increasing somewhat in 2017 from $1.60 billion.

ZIONS BANCORPORATION AND SUBSIDIARIES

•
Achieve an efficiency ratio less than 66% in 2016, and in the low 60s by fiscal year-end 2017, driven by expense and revenue initiatives detailed below; the announced target assumes a slight increase in interest rates. The aforementioned reclassification of rewards program expenses to net against revenue does not materially alter the efficiency ratio, and thus we are not modifying the efficiency ratio target. Our efficiency ratio for the second half of 2015 was 69.1% (adjusted for the credit card expense reclassification), which met our goal to keep the efficiency ratio less than 70% during the second half of 2015. The efficiency ratio for the six months ended March 31, 2016 improved by 398 bps to 69.0% from 73.0% for the same prior year period. Our efficiency ratio for the first quarter of 2016 was 68.5% representing a 106 bps improvement over Q4 2015 and a 340 bps improvement over the same prior year period. We show the efficiency ratio for six month periods, in addition to the three month periods, in order to illustrate the trend over longer periods as quarterly fluctuations may not be reflective of the prevailing trend, while yearly results may not accurately reflect the pace of change. We are committed to achieving an efficiency ratio less than 66% in 2016 and are on target to do so. See “GAAP to Non-GAAP Reconciliations” on page 84 for more information regarding the calculation of the efficiency ratio.

•
Achieve annual gross pretax cost savings of $120 million from operational expense initiatives by year-end 2017, which include overhauling technology, consolidating legal charters, and improving operating efficiency across the Company. We are on track and expect to achieve 80% of our target to reduce gross expenses by the end of 2016.

Our initiatives are designed to make the Company a more efficient organization that drives positive operating leverage, increases returns on tangible common equity over the long term to double digit levels, simplifies the corporate structure and operations, and improves customer experience. The increase in operating leverage is evident through increased revenue from growth in loans, deployment of cash to mortgage-backed securities, increased use of interest rate swaps, improvement in core fee income, and disciplined expense management.
If successfully implemented, these initiatives should ultimately produce better revenue and expense trajectories, improve profitability, and drive stronger investor returns.
Areas Experiencing Strength in the First Quarter of 2016
Net interest income, which is more than three-quarters of our revenue, increased by $35.5 million in the first quarter of 2016 compared to the same prior year period. We reduced long-term debt by $281.2 million as a result of tender offers, early calls, and maturities, which helped reduce total interest expense over the same period by $9.0 million between the two quarters and will continue to benefit net interest income in 2016. Additionally, we redeployed lower yielding money market investments into loans and term investment securities. The investment securities portfolio grew by $4.3 billion between the first quarter of 2015 and the same quarter of 2016, which resulted in a $19.9 million increase in interest income on investment securities over the same quarters. This action should improve both the Company’s revenue stability under future stressful economic scenarios and current earnings significantly as compared to the alternative of holding money market investments.
Some of the same factors that led to an increase in net interest income also helped improve net interest margin between the first quarter of 2016 and the first quarter of 2015, which was 3.35% and 3.22% respectively. Average total interest-bearing liabilities increased by $505.4 million in the first quarter of 2016 compared to the same prior year period, but the interest rates on the more costly liabilities dropped significantly. Even though some yields were slightly lower on interest-earning assets between the compared quarters, the yield on total interest-earning assets increased and the rate decreases were more significant on the liability side resulting in a positive spread difference of 19 bps. Further, not only did average interest-earning assets increase by approximately $1.9 billion, but also we would expect yields to improve if interest rates rise during the remainder of 2016.
We continue to generate strong growth in adjusted pre-provision net revenue (“PPNR”), reflecting operating leverage improvement resulting from solid loan growth, a more profitable earning assets mix, and controlled core operating expenses. Adjusted PPNR was $182.1 million in the current quarter, up 20.7% from $150.9 million for the same quarter in 2015. This increase was due to higher net interest income between the two periods, driven by the previously detailed factors. A higher adjusted PPNR, partially offset by a $10.0 million, or 2.6%, increase in

ZIONS BANCORPORATION AND SUBSIDIARIES

adjusted noninterest expense over the same period, led to an improvement in the efficiency ratio from 71.9% to 68.5% between first quarter 2015 and 2016 respectively. The increase in adjusted noninterest expense between the two quarters was driven mainly by a seasonal increase in the accrual related to annual restricted stock awards, which historically occurred in the second quarter, as well as higher salary and bonus expense. These increases were partially offset by a negative provision for unfunded lending commitments due to general credit improvements in our lending portfolio outside of the oil and gas sectors. See “GAAP to Non-GAAP Reconciliations” on page 84 for more information regarding the calculation of adjusted PPNR.
Net loans and leases were $41.4 billion at March 31, 2016, increasing $769 million and $1.2 billion over December 31, 2015 and March 31, 2015 respectively. The $769 million loan growth during the first quarter represents a 1.9% (7.6% on an annualized basis based on first quarter growth) increase. This solid growth was widespread across product and geography with particular strength in commercial and industrial and commercial real estate term loans.
Customer-related fees in the first quarter of 2016 were stable compared to the prior quarter and increased to $112.3 million, up 7.3%, from $105.0 million in the prior year period. Most of the year-over-year increase was due to an increase in credit card and interchange fees and loan fees.
Asset quality for the non-energy portfolio remained strong and improved during the first quarter of 2016 compared with the fourth quarter of 2015. Due to weaknesses in the oil and gas-related portfolio, classified loans increased from $1.4 billion in the fourth quarter 2015 and to $1.5 billion in the first quarter 2016; however, the percentage and dollar values of current (performing) loans between these periods were 86.5% and $1.1 billion and 87.7% and 1.3 billion, respectively. Although the amount of classified loans has increased, the performance of these loans has not deteriorated to the same extent. Outside the oil and gas-related portfolio, credit quality was very strong, with approximately $200 thousand of net charge-offs.
Areas Experiencing Challenges in the First Quarter of 2016
The overall credit quality of our loan portfolio remained strong, but, as expected, the credit quality of our oil and gas-related portfolio deteriorated. At March 31, 2016, $286.0 million, or 10.8% of the oil and gas-related loan balances were nonaccruing, compared to $64.9 million, or 2.1% at March 31, 2015. As part of our risk management efforts, we reduced our total oil and gas-related credit exposure to $4.7 billion, a reduction of approximately $108.9 million during the current quarter and $925.0 million between first quarter 2016 and the same prior year period.
Average yields on lending assets have fallen slightly quarter over quarter. Although the strong growth in loan originations during the quarter has more than offset these small declines, continued pricing pressure could impact loan yields. In the prior quarter the Company realized interest income of $13 million from loan recoveries and FDIC-supported loans that was not repeated in the first quarter. Also, a portion of the portfolio is subject to floors and these loans may not be immediately impacted by small increases in rates.
Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of our revenue. For the first quarter of 2016, taxable-equivalent net interest income was $458.2 million, compared to $421.6 million for the first quarter of 2015 and $453.8 million for the fourth quarter of 2015.
Net interest margin in 2016 vs. 2015
The net interest margin (“NIM”) was 3.35% and 3.22% for the first quarter of 2016 and 2015, respectively, and 3.23% for the forth quarter of 2015. The increased net interest margin for the first quarter, compared to the same prior year period, resulted primarily from higher yields on variable-rate assets, a change in the mix of interest-earning assets by deploying funds from the sale of low yielding money market investments into available-for-sale (“AFS”) investment securities and loans. These changes also improved the overall yields on lending assets to 3.51% in the first quarter of 2016 from 3.46% in the first quarter of 2015. Decreases in interest expense due to the maturity of high-cost long-term debt that matured during 2015 also helped improve the NIM as the average rate on long-term debt decreased 205 bps between first quarter 2016 and the same prior year period.

ZIONS BANCORPORATION AND SUBSIDIARIES

The average loan portfolio increased $823.9 million between the first quarter of 2016 and the first quarter of 2015, the average yield fell by 7 bps due to a continuation of competitive pricing pressure and depressed interest rates as new loans were originated or existing loans reset or were modified. The decline in loan yield between the fourth quarter 2015 and the first quarter 2016 was slightly larger at 10 bps. This was mainly due to $13 million from commercial loan recoveries and FDIC-supported loans during fourth quarter of 2015 that was not repeated in the first quarter. Even though our average loan portfolio was $656.1 million higher during the first quarter of 2016, compared to the fourth quarter of 2015, yields on new loan originations were flat during the first quarter of 2016, compared with the fourth quarter of 2015.
The average balance of AFS securities for the first quarter of 2016 increased by $4.0 billion, or 98.7%, and the average yield was 5 bps higher compared to the same prior year period. The increase in the average yield and the changes in the average balance are a result of changes in the composition of the AFS portfolio and the yields of the securities sold and purchased. Beginning in the second half of 2014 we started purchasing U.S. agency pass-through securities in order to increase our holdings of high quality liquid assets (“HQLA”) and to alter the mix of our interest-earning assets, holding larger quantities of higher yielding mortgage-backed securities while decreasing positions in our lower yielding money market portfolio.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised 44.2% of average total deposits for the first quarter of 2016, compared to 43.3% for first quarter of 2015. Average interest-bearing deposits increased by 2.7% in the first quarter of 2016, compared to the same prior year period, while the average rate paid declined by 1 bp to 17 bps. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to borrower deposits, particularly non-interest bearing deposits, that provide us with a low cost of funds and have a positive impact on our NIM. A significant decrease in the amount of non-interest bearing deposits may have a negative impact on our NIM.
The average balance of long-term debt was $276.7 million lower for the first quarter of 2016 compared to the same prior year period. The reduced balance was a result of tender offers, early calls, and maturities. The average interest rate paid on long-term debt for the first quarter of 2016 decreased by 205 bps compared to the same prior year period. This is primarily due to higher cost long-term debt maturities in both the third and fourth quarters of 2015. We continue to look for opportunities to manage down the cost of funds. Refer to the “Liquidity Risk Management” section beginning on page 79 for more information.
See “Interest Rate and Market Risk Management” on page 75 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.
Interest rate spreads
The spread on average interest-bearing funds was 3.20% and 3.01% for the first quarters of 2016 and 2015 respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM.
We expect the mix of interest-earning assets to continue to change over the next several quarters due to loan growth in residential mortgage loans and commercial and industrial loans, partially offset by continued attrition from the National Real Estate and oil and gas-related portfolios. In addition, as discussed below, we are continuing to invest in short-to-medium duration U.S. agency pass-through securities that qualify as HQLA; over time we expect these investments to reduce the proportion of earning assets in money market investments, and increase the proportion of AFS securities. Average yields on the loan portfolio may continue to experience modest downward pressure due to competitive pricing and growth in lower-yielding residential mortgages; however, we expect this pressure to be somewhat less compared to prior years. We believe that some of the downward pressure on the NIM will be mitigated by lower interest expense on reduced levels of long-term debt due to maturities that occurred towards the end of 2015. We also believe we can offset some of the pressure on the NIM through loan growth, redeployment of cash held in money market investments to term investment securities, and employment of interest rate swaps designated as cash flow hedges.

ZIONS BANCORPORATION AND SUBSIDIARIES

We expect to remain “asset-sensitive” (which refers to net interest income increasing as a result of a rising interest rate environment) with regard to interest rate risk. In response to new liquidity and liquidity stress-testing regulations, which elevate, relative to historic levels, the proportion of HQLA we will be required to hold, we decided in the second half of 2014 to begin deploying cash into short-to-medium duration U.S. agency pass-through securities. During the first quarter of 2016, we purchased HQLA securities of $1.2 billion at amortized cost, increasing HQLA securities by $875.4 million after paydowns and payoffs during the quarter, and we are continuing these purchases. Over time these purchases are expected to somewhat reduce our asset sensitivity compared to previous periods. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, which are a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience due to the prolonged period of very low interest rates. Further detail on interest rate risk is discussed in “Interest Rate Risk” on page 75.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(In thousands)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$5,122,483	$7,029	0.55%	$8,013,355	$5,218	0.26%
Securities:
Held-to-maturity	562,040	6,798	4.86	632,927	7,995	5.12
Available-for-sale	8,108,708	42,615	2.11	4,080,004	20,773	2.06
Trading account	53,367	472	3.56	69,910	598	3.47
Total securities	8,724,115	49,885	2.30	4,782,841	29,366	2.49
Loans held for sale	140,423	1,378	3.95	105,279	914	3.52
Loans and leases [2]
Commercial	21,624,134	225,588	4.20	21,576,463	223,334	4.20
Commercial real estate	10,555,869	110,922	4.23	10,084,874	110,813	4.46
Consumer	8,822,899	85,499	3.90	8,517,670	83,036	3.95
Total loans and leases	41,002,902	422,009	4.14	40,179,007	417,183	4.21
Total interest-earning assets	54,989,923	480,301	3.51	53,080,482	452,681	3.46
Cash and due from banks	727,577			743,618
Allowance for loan losses	(600,216)			(609,233)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	15,379			24,355
Other assets	2,679,525			2,558,353
Total assets	$58,826,317			$56,811,704

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,350,037	9,388	0.15	$24,214,265	9,445	0.16
Time	2,087,698	2,304	0.44	2,372,492	2,538	0.43
Foreign	235,331	153	0.26	351,873	121	0.14
Total interest-bearing deposits	27,673,066	11,845	0.17	26,938,630	12,104	0.18
Borrowed funds:
Federal funds and other short-term borrowings	267,431	120	0.18	219,747	78	0.14
Long-term debt	809,123	10,094	5.02	1,085,860	18,918	7.07
Total borrowed funds	1,076,554	10,214	3.82	1,305,607	18,996	5.90
Total interest-bearing liabilities	28,749,620	22,059	0.31	28,244,237	31,100	0.45
Noninterest-bearing deposits	21,881,777			20,545,395
Other liabilities	579,453			612,752
Total liabilities	51,210,850			49,402,384
Shareholders’ equity:
Preferred equity	828,490			1,004,015
Common equity	6,786,977			6,405,305
Total shareholders’ equity	7,615,467			7,409,320
Total liabilities and shareholders’ equity	$58,826,317			$56,811,704
Spread on average interest-bearing funds			3.20%			3.01%
Taxable-equivalent net interest income and net yield on interest-earning assets		$458,242	3.35%		$421,581	3.22%

[1]	Taxable-equivalent rates used where applicable.

[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

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
During the past few years, we have experienced a significant improvement in credit quality metrics for non-oil and gas-related loans; however, recently we have experienced deterioration in various credit quality metrics primarily associated with oil and gas-related loans. For the first quarter of 2016, outside of the oil and gas-related portfolio, credit quality metrics improved compared to the same prior year period, while overall credit quality metrics deteriorated due to depressed energy prices. Gross loan and lease charge-offs increased to $48 million in the first quarter of 2016 (75.5% of all gross charge-offs were oil and gas related), compared to $45 million in the fourth quarter of 2015. Additionally, we had gross recoveries of $12 million and $32 million for the same periods.
Nonperforming assets increased to $552 million at March 31, 2016 from $357 million at December 31, 2015. The ratio of nonperforming assets to loans and leases and other real estate owned (“OREO”) increased to 1.33% at March 31, 2016 from 0.87% at December 31, 2015. Classified loans increased to $1.5 billion at March 31, 2016 from $1.4 billion at December 31, 2015. Classified loans current as to principal and interest payments, were 87.7% at March 31, 2016, compared to 86.5% at December 31, 2015. Classified loans are loans with well-defined credit weaknesses that are risk graded Substandard or Doubtful.
The allowance for loan losses increased by approximately $6 million since December 31, 2015, due to declines in the performance of the oil and gas-related portfolio. Deterioration in the oil and gas-related portfolio is generally offset by improvements in the rest of the funded loan portfolio. The decline in credit quality and the increase of charge-offs in the oil and gas-related portfolio, offset by improvements in the rest of the funded loan portfolio, resulted in a provision of $42.1 million in the first quarter of 2016, compared to a provision of $(1.5) million in the first quarter of 2015. The negative provision in the first quarter of 2015 was significantly affected by higher than normal recoveries in that period. We continue to exercise caution with regard to the appropriate level of the allowance for loan losses, given the state of the economy and the current volatility in oil and gas prices and the potential for oil and gas prices to remain low for an extended period of time. Refer to the “Oil and Gas-Related Exposure” section on page 65 for more information.
During the first quarter of 2016, we recorded a $(5.8) million provision for unfunded lending commitments compared to a $1.2 million provision in the first quarter of 2015 and a $(6.6) million provision in the fourth quarter of 2015. The negative provision recognized in the first quarter of 2016 is primarily due to significant improvement, outside of the oil and gas-related portfolio, in portfolio-specific credit quality metrics, sustained improvement in broader economy and credit quality indicators, and changes in the portfolio mix. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, funding, and changes in credit quality.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For the first quarter of 2016, noninterest income was $116.8 million, compared to $117.3 million for the same prior year period, representing a decrease of 0.5%. Although noninterest income remained relatively stable across the two quarters, there were several variances within noninterest income that effectively offset each other.
Other service charges, commissions, and fees which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication

ZIONS BANCORPORATION AND SUBSIDIARIES

and servicing fees, and other miscellaneous fees, increased to $49.4 million in the first quarter of 2016 compared to $43.0 million in the first quarter of 2015. This 15.1% increase was due to the factors described subsequently.
During the first quarter of 2016 we reclassified bankcard rewards expense from non-interest expense into non-interest income in order to offset the associated revenue (interchange fees) to align with industry practice. This reclassification within other service charges, commission and fees lowered noninterest income in the first quarter of 2016 (and also decreased other noninterest expense by the same amount). For comparative purposes we also reclassified prior period amounts. This reclassification had no impact on net income. Interchange fees also increased over the prior year quarter by $4.2 million.
Dividend and other investment income declined from $9.4 million in the first quarter of 2015 to $4.6 million in the first quarter of 2016, or 50.5%. This large decline was due to lower income and write-downs on certain PEIs. Due to the charter consolidation from seven banking entities to one, our stock ownership with the Federal Home Loan Banking System (“FHLB”) decreased $87.5 million between first quarter 2016 and the prior year period and will decrease slightly during 2016 as positions further unwind. As a result of this, we expect our FHLB dividends to decline by approximately $7 million annually, but only $6 million in 2016 due to the timing of the FHLB stock redemptions. Due to the charter consolidation, where our state chartered banks had not previously needed to hold stock in the Federal Reserve, our stock with the Federal Reserve increased $59.7 million over the same period. However, due to the passing of the “Fixing of America’s Surface Transportation” Act, which will reduce dividends on Federal Reserve stock, we expect income related to these dividends to decline by approximately $4 million in 2016 compared with 2015.
Equity securities gains (losses), net declined $3.9 million to a net loss of $0.6 million between first quarter 2016 and first quarter 2015 due to a $0.6 million first quarter unrealized loss, contrasted with a $3.3 million fourth quarter unrealized gain in the Small Business Investment Companies (“SBICs”) portfolio.
Other income increased to $2.9 million in first quarter 2016 from $0.9 million in the prior year period. This $2 million increase was due to Small Business Administration (“SBA”) interest-only strip income and some other miscellaneous items.
Noninterest Expense
Noninterest expense increased by $2.6 million, or 0.7%, to $395.6 million in the first quarter of 2016, compared to the same prior year period. The increase in noninterest expense was primarily caused by an increase in seasonal salaries and employee benefits, partially offset by decreases in the provision for unfunded lending commitments and other noninterest expense. The following are major components of noninterest expense line items impacting the first quarter change.
Salaries and employee benefits were $258.3 million in the first quarter of 2016, compared to $243.5 million for the same quarter in 2015. This increase of $14.8 million or 6.1% over the prior year period was mainly caused by a seasonal increase of approximately $6 million in the accrual related to annual restricted stock awards, which historically occurred in the second quarter, as well as higher salary and bonus expense even though the number of full-time equivalent employees fell by 263 over the respective quarters. Staff reductions as a result of continued consolidation efforts, including charter consolidation and associated internal restructuring have been partially offset by increased headcount related to our major systems projects and build-out of our enterprise risk management function. Staff involved in these projects tend to be in more highly compensated roles than positions in which reductions occurred.
Furniture, equipment and software was $32.0 million in the first quarter 2016 compared to $29.7 million in the first quarter 2015, representing a $2.3 million or 7.7% increase. A significant driver of this change was increased amortization expense of software purchased, which is related to our commitment to invest in technology to meet the demands of a rapidly changing information technology environment.
Other noninterest expense for the first quarter of 2016 was $50.1 million, compared to $53.9 million for the same prior year period. The decrease is primarily due to a continued decline in write-downs of the FDIC indemnification asset due to paydowns and payoffs. Travel and public relations expenses also declined due to management’s

ZIONS BANCORPORATION AND SUBSIDIARIES

continued focus on Company-wide cost saving efforts. Finally, various operational losses improved almost $1.8 million between the two periods. The main offset to the above items was a small increase in ATM and EDS expense.
The FDIC approved a change in deposit insurance assessments that implements a Dodd-Frank Act provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the FDIC insurance fund to 1.35% of insured deposits by the end of 2018, after it reaches a 1.15% reserve ratio. There is general consensus the FDIC will reach the 1.15 reserve ratio during the second quarter and the final rule becomes effective on July 1, 2016. Any additional premiums required in 2016 as a result of this assessment will be partially offset by a reduction in the Company’s overall rate resulting from the consolidation of the individual bank charters.
As discussed in the executive summary section of this document, we modified our goal to hold adjusted noninterest expense from a commitment of “less than $1.60 billion in 2016” to “less than $1.58 billion in 2016,” reflecting a reclassification of certain expense items to net against related revenue, which became effective in the first quarter of 2016. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 84 for more information regarding the calculation of the efficiency ratio).
Income Taxes
Income tax expense for the first quarter of 2016 was $41.4 million compared to an income tax expense of $51.2 million for the same period in 2015. The effective income tax rates, including the effects of noncontrolling interests, for the first three months of 2016 and 2015 were 31.4% and 35.7%, respectively. The tax rates for both the first quarter of 2016 and 2015 were benefited primarily by the non-taxability of certain income items. However, the 2016 effective tax rate was further benefited by the release of various uncertain state tax positions.
We had a net deferred tax asset (“DTA”) balance of $180 million at March 31, 2016, compared to $203 million at December 31, 2015. The decrease in the DTA resulted primarily from the payout of accrued compensation and the reduction of unrealized losses in OCI related to securities. The decrease in the deferred tax liabilities, which related to premises and equipment, FHLB stock dividends and the deferred gain on a prior period debt exchange, offset some of the overall decrease in DTA.
Preferred Dividends
Our preferred dividends decreased by $2.6 million in the first quarter of 2016 as a result of the tender offer we completed in the fourth quarter of 2015 to purchase $176 million of its Series I preferred stock for an aggregate cash payment of $180 million. As reported separately on April 25, 2016, we launched a tender offer for up to $120 million par amount of certain outstanding shares of preferred stock. If the tender offer is successful, preferred dividends would be $48.1 million for 2016, and $45.6 million in 2017.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
The schedule referred to in our discussion of net interest income includes the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, such as money market investments or securities, while maintaining adequate levels of highly liquid assets. As a result of slower economic growth accompanied by moderate loan demand in previous periods, the Company’s initiative to maintain a higher-yielding mix of interest-earning assets caused us to deploy excess funds into highly liquid security purchases.

ZIONS BANCORPORATION AND SUBSIDIARIES

Average interest-earning assets were $55.0 billion for the first three months of 2016, compared to $53.1 billion for the first three months of 2015. Average interest-earning assets as a percentage of total average assets for the first three months of 2016 were 93.5%, compared to 93.4% in the corresponding prior year period.
Average loans were $41.0 billion and $40.2 billion for the first three months of 2016 and 2015, respectively. Average loans as a percentage of total average assets for the first three months of 2016 were 69.7%, compared to 70.7% in the corresponding prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 36.1% to $5.1 billion for the first three months of 2016, compared to $8.0 billion for the first three months of 2015. Average securities increased by 82.4% for the first three months of 2016, compared to the first three months of 2015. Average total deposits increased by 4.4% resulting from an increase in noninterest-bearing deposits, interest-on-checking and money market deposits.
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenues for the Company. Refer to the “Liquidity Risk Management” section on page 79 for additional information on management of liquidity and funding and compliance with Basel III and Liquidity Coverage Ratio (“LCR”) requirements. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 10 of the Notes to Consolidated Financial Statements.
INVESTMENT SECURITIES PORTFOLIO

	March 31, 2016				December 31, 2015
(In millions)	Par value	Amortized cost	Carrying value	Estimated fair value	Par value	Amortized cost	Carrying value	Estimated fair value
Held-to-maturity
Municipal securities	$632	$632	$632	$636	$546	$546	$546	$552
	632	632	632	636	546	546	546	552
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,499	1,498	1,511	1,511	1,233	1,232	1,233	1,233
Agency guaranteed mortgage-backed securities	4,318	4,487	4,496	4,496	3,810	3,965	3,936	3,936
Small Business Administration loan-backed securities	1,819	2,020	2,021	2,021	1,741	1,933	1,931	1,931
Municipal securities	502	553	556	556	387	417	419	419
Other debt securities	25	25	22	22	25	25	23	23
	8,163	8,583	8,606	8,606	7,196	7,572	7,542	7,542
Money market mutual funds and other	96	96	96	96	101	101	101	101
	8,259	8,679	8,702	8,702	7,297	7,673	7,643	7,643
Total	$8,891	$9,311	$9,334	$9,338	$7,843	$8,219	$8,189	$8,195
The amortized cost of investment securities at March 31, 2016 increased by 13.3% from the balances at December 31, 2015, primarily due to purchases of agency guaranteed mortgage-backed securities. There were additional increases in agency securities, municipal securities, and Small Business Administration (“SBA”) loan-backed securities.
The investment securities portfolio includes $420 million of net premium almost exclusively from SBA loan-backed securities and agency guaranteed mortgage-backed securities. Recent purchases of these securities have occurred at a premium to the respective par amount. The amortization of these premiums each quarter is dependent upon

ZIONS BANCORPORATION AND SUBSIDIARIES

borrower prepayment behavior. Premium amortization for the first quarter of 2016 was approximately $19 million, compared to approximately $18 million in the fourth quarter of 2015, and is included in portfolio yields. The increased premium amortization is due to both an increased amount of agency guaranteed mortgage-backed securities and SBA loan-backed securities and changes in prepayment rates of the underlying loans.
As of March 31, 2016, under the GAAP fair value accounting hierarchy, 0.7% of the $8.7 billion fair value of the AFS securities portfolio was valued at Level 1, 99.3% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2015, 0.8% of the $7.6 billion fair value of AFS securities portfolio was valued at Level 1, 99.2% was valued at Level 2, and there were no Level 3 AFS securities. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.
The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	March 31, 2016	December 31, 2015

Loans and leases	$695	$676
Held-to-maturity – municipal securities	632	546
Available-for-sale – municipal securities	556	419
Trading account – municipal securities	57	33
Unfunded lending commitments	124	119
Total direct exposure to municipalities	$2,064	$1,793
At March 31, 2016, $1 million of loans to one municipality were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and 91% of the outstanding credits were originated by CB&T, Zions Bank, Vectra, and Amegy. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
Growth in municipal exposures came primarily from increases in the municipal AFS securities portfolio consistent with our initiative to move available funds to higher yielding investments. AFS securities generally consist of securities with investment-grade ratings from one or more major credit rating agencies. HTM securities consist of unrated bonds issued by small local government entities. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We have foreign operations as a result of our branch in Grand Cayman, Grand Cayman Islands B.W.I. While deposits in this branch are not subject to FRB reserve requirements, there are no federal or state income tax benefits to the Company or any customers as a result of these operations. Foreign deposits were $220 million at March 31, 2016 and $294 million at December 31, 2015.
Loan Portfolio
For the first quarter of 2016 and 2015, average loans accounted for 69.7% and 70.7%, respectively, of total average assets. As presented in the following schedule, commercial and industrial loans were the largest category and constituted 32.8% of our loan portfolio at March 31, 2016.

ZIONS BANCORPORATION AND SUBSIDIARIES

LOAN PORTFOLIO

	March 31, 2016		December 31, 2015
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,590	32.8%	$13,211	32.5%
Leasing	437	1.0	442	1.1
Owner occupied	7,022	17.0	7,150	17.6
Municipal	696	1.7	676	1.7
Total commercial	21,745	52.5	21,479	52.9
Commercial real estate:
Construction and land development	1,968	4.8	1,842	4.5
Term	8,826	21.3	8,514	21.0
Total commercial real estate	10,794	26.1	10,356	25.5
Consumer:
Home equity credit line	2,433	5.9	2,417	5.9
1-4 family residential	5,418	13.1	5,382	13.2
Construction and other consumer real estate	401	0.9	385	0.9
Bankcard and other revolving plans	439	1.0	444	1.1
Other	188	0.5	187	0.5
Total consumer	8,879	21.4	8,815	21.6
Total net loans	$41,418	100.0%	$40,650	100.0%
Loan portfolio growth during the first quarter of 2016 was widespread across loan products and geography with particular strength in commercial and industrial, commercial real estate term, and commercial real estate construction and land development loans. The impact of these increases was partially offset by decreases in commercial owner occupied loans.
Commercial owner occupied loans declined primarily due to the continued runoff and attrition of the National Real Estate portfolio at Zions Bank, which is not expected to continue at the same pace in 2016. The National Real Estate business is a wholesale business that depends on loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
We expect increasing loan growth in residential mortgage loans and commercial and industrial loans, partially offset by continued attrition from the National Real Estate and oil and gas-related portfolios. We also expect to continue to limit commercial real estate construction and land development loan commitment growth for the foreseeable future as part of management’s actions to improve the risk profile of the Company’s loans and to reduce portfolio concentration risk.
Other Noninterest-Bearing Investments
As part of the Company’s initiative to consolidate its charters into a single charter, the Company will have shares in a single FHLB (Des Moines). Historically, each affiliate bank held shares in different FHLBs. All stock in the other FHLBs has been redeemed with the exception of our stock in the FHLB (Dallas), which is likely to redeemed during 2016. Our investment balance in Federal Reserve stock is expected to remain relatively stable from where it currently sits at March 31, 2016. The $58 million increase during the quarter is because several state-chartered affiliate banks were not required to hold stock with the FRB. Following consolidation, the capital requirements for ZB, N.A. increased. The following schedule sets forth the Company’s other noninterest-bearing investments.

ZIONS BANCORPORATION AND SUBSIDIARIES

OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	March 31, 2016	December 31, 2015

Bank-owned life insurance	$489	$486
Federal Home Loan Bank stock	16	68
Federal Reserve stock	181	123
Farmer Mac stock	27	25
SBIC investments	113	113
Non-SBIC investment funds	22	24
Others	8	9
	$856	$848
Premises and Equipment
Premises and equipment increased $20 million, or 2.2%, during the first three months of 2016 primarily due to capitalized costs associated with the development of a new corporate facility for Amegy Bank in Texas, and additionally from the capitalization of eligible costs related to the development of new lending, deposit and reporting systems.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first three months of 2016 increased by 4.4%, compared to the first three months of 2015, with average interest-bearing deposits increasing by 2.7% and average noninterest-bearing deposits increasing by 6.5%. The increase in interest and noninterest-bearing deposits were driven by increases in both personal and business customer balances. The average interest rate paid for interest-bearing deposits was 1 bp lower during the first quarter of 2016, compared to the first quarter of 2015.
Deposits at March 31, 2016, excluding time deposits $100,000 and over and brokered deposits, decreased by 0.6%, or $282 million, from December 31, 2015. The decrease was mainly due to a decrease in noninterest-bearing demand deposits and foreign deposits, partially offset by an increase in interest-bearing domestic savings and money market deposits. This decrease is cyclical in nature as companies frequently shore up their balance sheets at year-end and then reinvest some of those funds during the first quarter of each year.
Demand and savings and money market deposits were 95.4% and 95.2% of total deposits at March 31, 2016 and December 31, 2015, respectively.
During the first three months of 2016, and throughout 2015, we maintained a low level of brokered deposits with the primary purpose of keeping that funding source available in case of a future need. At March 31, 2016 and December 31, 2015, total deposits included $139 million and $119 million, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 79 for additional information on funding and borrowed funds.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, FDIC, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At March 31, 2016, the guaranteed portion of these loans was approximately $438 million. Most of these loans were guaranteed by the SBA.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Amounts in millions)	March 31, 2016	Percent guaranteed	December 31, 2015	Percent guaranteed

Commercial	$544	75%	$536	76%
Commercial real estate	16	77	17	77
Consumer	17	90	16	90
Total loans	$577	76	$569	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	March 31, 2016		December 31, 2015
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,401	11.0%	$2,355	11.0%
Manufacturing	2,310	10.6	2,338	10.9
Retail trade	2,094	9.6	2,025	9.4
Mining, quarrying and oil and gas extraction	1,804	8.3	1,820	8.5
Wholesale trade	1,623	7.5	1,644	7.6
Healthcare and social assistance	1,408	6.5	1,361	6.3
Finance and insurance	1,396	6.4	1,325	6.2
Transportation and warehousing	1,232	5.7	1,219	5.7
Construction	1,091	5.0	1,087	5.1
Professional, scientific and technical services	992	4.6	860	4.0
Accommodation and food services	944	4.3	964	4.5
Other services (except Public Administration)	862	4.0	862	4.0
Utilities [1]	808	3.7	775	3.6
Other [2]	2,780	12.8	2,844	13.2
Total	$21,745	100.0%	$21,479	100.0%

[1]	Includes primarily utilities, power, and renewable energy.

[2]	No other industry group exceeds 3%.
Oil and Gas-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction, manufacturing, and transportation and warehousing, contain certain loans we categorize as oil and gas-related. At March 31, 2016 and December 31, 2015, we had approximately $4.7 billion and $4.8 billion of total oil and gas-related credit exposure, respectively. The distribution of oil and gas-related loans by customer market segment is shown in the following schedule:

ZIONS BANCORPORATION AND SUBSIDIARIES

OIL AND GAS-RELATED EXPOSURE 1

		% of total oil and gas- related		% of total oil and gas- related		% of total oil and gas- related
(Amounts in millions)	March 31, 2016		December 31, 2015		March 31, 2015
Loans and leases
Upstream – exploration and production	$859	32%	$817	31%	$1,078	34%
Midstream – marketing and transportation	649	24	621	23	654	21
Downstream – refining	129	5	127	5	141	4
Other non-services	43	2	44	2	57	2
Oilfield services	734	28	784	30	959	30
Energy service manufacturing	229	9	229	9	268	9
Total loan and lease balances	2,643	100%	2,622	100%	3,157	100%
Unfunded lending commitments	2,021		2,151		2,432
Total oil and gas credit exposure	$4,664		$4,773		$5,589

Private equity investments	$12		$13		$17

Credit quality measures
Criticized loan ratio	37.5%	30.3%	15.7%
Classified loan ratio	26.9%	19.7%	9.4%
Nonperforming loan ratio	10.8%	2.5%	2.1%
Net charge-off ratio, annualized[2]	5.4%	3.6%	0.3%

[1]
Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as oil and gas-related, including a particular segment of oil and gas-related activity, e.g., upstream or downstream; typically, 50% of revenues coming from the oil and gas sector is used as a guide.

[2]	Calculated as the ratio of annualized net charge-offs, for each respective period, to loan balances at each period end.
During the first quarter of 2016, our overall balance of oil and gas-related loans slightly increased by $21 million, or 0.8%, compared to a decrease of $183 million, or 6.5%, during the fourth quarter of 2015. Unfunded oil and gas-related lending commitments declined by $130 million, or 6.0%, during the first quarter of 2016 primarily in the oilfield services and exploration and production portfolios, compared to a decline of $190 million, or 8.1%, during the fourth quarter of 2015.
Consistent with management’s expectations, the majority of loan downgrades in the first quarter of 2016 reflected deterioration in the financial condition of companies in the oilfield services and the exploration and production portfolios. Oil and gas-related loan net charge-offs were $36 million in the first quarter of 2016 and were predominantly in the oilfield services portfolio, compared to $24 million in the fourth quarter of 2015. Nonaccruing loans increased by $220 million in the first quarter of 2016, primarily in the exploration and production and oilfield services portfolios. Approximately 91% of oil and gas-related nonaccruing loans were current as to principal and interest payments at March 31, 2016, up from 71% at December 31, 2015. Further downgrades are likely; however, we currently believe we have established an appropriate reserve of 8.1% for the funded portfolio.
Upstream
Upstream exploration and production loans comprised approximately 32% and 31% of the oil and gas-related loans at March 31, 2016 and December 31, 2015, respectively. Many upstream borrowers have relatively balanced production between oil and gas.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Upstream borrowers generally do not draw the maximum available funding on their lines, which provides the borrower additional liquidity and flexibility. The line utilization rate for upstream borrowers was approximately 60% and 57% at March 31, 2016 and December 31, 2015, respectively. This unused commitment gives us the ability in some cases to reduce the borrowing base commitment through the redetermination process without creating a borrowing base deficiency (where outstanding debt exceeds the new borrowing base). Nevertheless, our loan agreements generally require the borrowers to maintain a certain amount of equity. Therefore, if the loan to collateral value exceeds an acceptable limit, we work with the borrowers to reinstate an acceptable collateral-value threshold. We are currently in our spring redetermination of exploration and production oil and gas-related loan borrowing bases, and we anticipate the average borrowing base of an upstream client to decline relative to the fall re-determination.
An additional metric we consider in our underwriting is a borrower’s oil and gas price hedging practices. A considerable portion of our reserve-based borrowers are hedged. As of March 31, 2016, of the upstream borrower’s risk-based estimated oil production and gas production projected in 2016, approximately 46% and 57%, respectively, is hedged based on the latest data provided by the borrowers.
Midstream
Midstream marketing and transportation loans comprised approximately 24% and 23% of the oil and gas-related exposure at March 31, 2016 and December 31, 2015, respectively. Loans in this segment are made to companies that gather, transport, treat and blend oil and natural gas, or that provide services to similar companies. The assets owned by these borrowers, which make this activity possible, are field-level gathering systems (small diameter pipe), pipelines (medium/large diameter pipe), tanks, trucks, rail cars, various water-based vessels, and natural gas treatment plants. Our midstream loans are secured by these assets, unless the borrower is rated investment-grade. A significant portion of our midstream borrowers’ revenues are derived from fee-based contracts, giving them limited exposure to commodity price risk. Since lower oil and gas prices slow the drilling and development of new oil and natural gas, but do not normally result in significant numbers of producing wells being shut in, volumes of oil and gas flowing through midstream systems usually remain relatively stable throughout oil and natural gas price cycles.
Energy Services
Energy services loans, which include oilfield services and energy service manufacturing, comprised approximately 37% and 39% of the oil and gas-related exposure at March 31, 2016 and December 31, 2015, respectively. Energy services loans include borrowers that have a concentration of revenues in the energy industry. However, many of these borrowers provide a broad range of products and services to the energy industry and are not subject to the same volatility as new drilling activities. Many of these borrowers are diversified geographically and service both oil and gas-related drilling and production.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
We participate as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which generally consist of larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is approximately 79% of the upstream portfolio, 82% of the midstream portfolio, and 50% of the energy services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, we provide ancillary banking services to these borrowers, further evidencing this direct relationship. Our grading methodology for SNCs has been, and continues to be, consistent with regulatory guidance.
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
We expect further downgrades in the oil and gas portfolio, primarily from the oilfield services companies; although, we currently believe we have appropriately reserved for these downgrades. The deterioration of oil and gas-related credits is transpiring consistent with our outlook and expectations from late 2014; although, future energy price volatility may result in further credit deterioration. When establishing the level of the allowance for credit losses(“ACL”), we consider multiple factors, including reduced drilling activity and additional capital raises. During the first quarter of 2016, we increased the ACL on the oil and gas portfolio by approximately $67 million, primarily due to the decline in energy prices, which contributed to an increased provision for loan losses during the quarter.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	3/31/2016	$1,122	$3,103	$438	$554	$1,463	$1,246	$270	$630	$8,826	81.8%
% of loan type		12.7%	35.1%	5.0%	6.3%	16.6%	14.1%	3.1%	7.1%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2016	0.3%	0.1%	0.4%	0.3%	—%	0.1%	—%	—%	0.1%
	12/31/2015	0.1%	0.1%	0.3%	0.1%	0.1%	—%	0.2%	0.2%	0.1%
≥ 90 days	3/31/2016	—%	0.5%	1.4%	—%	0.1%	0.2%	1.0%	0.9%	0.4%
	12/31/2015	—%	0.5%	1.6%	0.1%	0.1%	0.2%	1.0%	0.9%	0.4%
Accruing loans past due 90 days or more	3/31/2016	$—	$11	$—	$—	$—	$3	$3	$1	$18
	12/31/2015	—	15	—	—	—	3	3	1	22
Nonaccrual loans	3/31/2016	$8	$9	$7	$2	$1	$1	$—	$5	$33
	12/31/2015	17	4	8	3	1	1	—	6	40
Residential construction and land development
Balance outstanding	3/31/2016	$25	$340	$83	$—	$258	$46	$13	$2	$767	7.1%
% of loan type		3.3%	44.3%	10.8%	—%	33.6%	6.0%	1.7%	0.3%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2016	5.7%	—%	—%	—%	0.2%	—%	—%	—%	0.2%
	12/31/2015	—%	—%	—%	—%	0.3%	—%	—%	—%	0.1%
≥ 90 days	3/31/2016	—%	—%	—%	—%	0.4%	—%	—%	—%	0.1%
	12/31/2015	—%	—%	—%	—%	0.5%	—%	—%	—%	0.2%
Accruing loans past due 90 days or more	3/31/2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2015	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2016	$—	$—	$—	$—	$3	$—	$—	$—	$3
	12/31/2015	—	—	—	—	3	—	—	—	3
Commercial construction and land development
Balance outstanding	3/31/2016	$107	$190	$68	$48	$494	$221	$33	$40	$1,201	11.1%
% of loan type		8.9%	15.8%	5.7%	4.0%	41.2%	18.4%	2.7%	3.3%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2016	—%	—%	—%	—%	0.1%	0.2%	—%	—%	0.1%
	12/31/2015	—%	—%	—%	—%	—%	0.1%	—%	—%	—%
≥ 90 days	3/31/2016	—%	—%	—%	—%	0.7%	0.1%	—%	—%	0.3%
	12/31/2015	—%	—%	—%	—%	0.7%	0.4%	—%	—%	0.4%
Accruing loans past due 90 days or more	3/31/2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2015	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2016	$—	$—	$—	$—	$4	$—	$—	$—	$4
	12/31/2015	—	—	—	—	4	—	—	—	4
Total construction and land development	3/31/2016	$132	$530	$151	$48	$752	$267	$46	$42	$1,968
Total commercial real estate	3/31/2016	$1,254	$3,633	$589	$602	$2,215	$1,513	$316	$672	$10,794	100.0%

[1]	No other geography exceeds $91 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 25% of the CRE term loans consist of mini-perm loans as of March 31, 2016. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 75% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $133 million, or 11%, of the commercial construction and land development portfolio at March 31, 2016 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements (required equity infusions upon a decline in value of the collateral) are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Due to the oil and gas price volatility, there could be a potential adverse impact on our CRE loan portfolio within Texas. Our largest credit exposures in Texas are to the multi-family, office, and retail sectors. However, compared to 2008, our CRE exposure in Texas has significantly decreased. We have a centralized review and approval process for all CRE transactions leading to more consistency and discipline in underwriting standards. The cash equity in office construction ranges from 32% to 50% depending on the level of pre-leasing compared to 2008 when cash equity for an office building was in the 20%-25% range.
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
We are engaged in home equity credit line (“HECL”) lending. At both March 31, 2016 and December 31, 2015, our HECL portfolio totaled $2.4 billion. The following schedule describes the composition of our HECL portfolio by lien status.

ZIONS BANCORPORATION AND SUBSIDIARIES

HECL PORTFOLIO BY LIEN STATUS

(In millions)	March 31, 2016	December 31, 2015

Secured by first deeds of trust	$1,280	$1,268
Secured by second (or junior) liens	1,153	1,149
Total	$2,433	$2,417
At March 31, 2016, loans representing approximately 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 94% of our HECL portfolio is still in the draw period, and approximately 30% is scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized net credit losses for the HECL portfolio were 3 bps and (1) bps, for the first three months of 2016 and 2015, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and OREO increased to 1.33% at March 31, 2016, compared to 0.87% at December 31, 2015.
Total nonaccrual loans at March 31, 2016 increased $192 million from December 31, 2015, primarily due to the deterioration in the oil and gas-related loan portfolio. However, nonaccrual loans declined in the commercial real estate term and 1-4 family residential loan classes. The largest total decreases in nonaccrual loans occurred at Zions Bank.
The balance of nonaccrual loans decreases due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” following for more information. Company policy does not allow for the conversion of nonaccrual construction and land development loans to commercial real estate term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule sets forth our nonperforming assets:
NONPERFORMING ASSETS

(Amounts in millions)	March 31, 2016	December 31, 2015

Nonaccrual loans [1]	$542	$350
Other real estate owned	10	7
Total nonperforming assets	$552	$357

Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	1.33%	0.87%
Accruing loans past due 90 days or more	$37	$32
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.09%	0.08%
Nonaccrual loans and accruing loans past due 90 days or more	$579	$382
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	1.39%	0.94%
Accruing loans past due 30-89 days	$100	$122
Nonaccrual loans current as to principal and interest payments	72.4%	62.1%
1 Includes loans held for sale.
Restructured Loans
TDRs are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs increased 10.4% during the first quarter of 2016, mainly due to the deterioration in the oil and gas-related loan portfolio. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	March 31, 2016	December 31, 2015
(In millions)

Restructured loans – accruing	$195	$194
Restructured loans – nonaccruing	133	103
Total	$328	$297
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

ZIONS BANCORPORATION AND SUBSIDIARIES

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended March 31,
(In millions)	2016	2015

Balance at beginning of period	$297	$343
New identified TDRs and principal increases	64	13
Payments and payoffs	(31)	(46)
Charge-offs	(2)	(1)
No longer reported as TDRs	—	—
Sales and other	—	—
Balance at end of period	$328	$309
Allowance for Credit Losses
The allowance for credit losses (“ACL”) consists of the ALLL (also referred to as the allowance for loan losses) and the RULC.
In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.
The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015	Three Months Ended March 31, 2015

Loans and leases outstanding (net of unearned income)	$41,418	$40,650	$40,180
Average loans and leases outstanding (net of unearned income)	$41,003	$40,171	$40,179
Allowance for loan losses:
Balance at beginning of period	$606	$605	$605
Provision charged (credited) to earnings	42	40	(2)
Adjustment for FDIC-supported/PCI loans	—	—	—
Charge-offs:
Commercial	(43)	(111)	(16)
Commercial real estate	(1)	(14)	(1)
Consumer	(4)	(14)	(3)
Total	(48)	(139)	(20)
Recoveries:
Commercial	7	55	21
Commercial real estate	3	35	14
Consumer	2	10	2
Total	12	100	37
Net loan and lease charge-offs	(36)	(39)	17
Balance at end of period	$612	$606	$620

Ratio of annualized net charge-offs to average loans and leases	0.35%	0.10%	(0.17)%
Ratio of allowance for loan losses to net loans and leases, at period end	1.48%	1.49%	1.54%
Ratio of allowance for loan losses to nonperforming loans, at period end	112.94%	173.23%	162.28%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	105.69%	158.70%	149.90%

ZIONS BANCORPORATION AND SUBSIDIARIES

The total ALLL increased during the first three months of 2016 by $6 million. We increased the ALLL due to weaknesses in the oil and gas industry. This increase was partially offset by a reduction in the ALLL elsewhere, which was due to improvements in credit quality metrics outside of the oil and gas industry.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At March 31, 2016, the reserve decreased by $5.8 million compared to December 31, 2015, and decreased by $13.3 million from March 31, 2015.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule:
DEPOSIT ASSUMPTIONS

	March 31, 2016
	Fast		Slow
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	2.3%	1.5%	2.7%	2.2%
Money market	1.5%	1.2%	1.9%	1.6%
Savings and interest-on-checking	2.7%	1.9%	3.3%	2.7%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	March 31, 2016
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(5.1)%	—%	5.5%	9.4%	11.9%
Slow	(5.8)%	—%	8.2%	15.7%	22.3%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2015 balances are presented in the following schedule.

	December 31, 2015
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(4.2)%	—%	5.0%	8.6%	11.1%
Slow	(5.0)%	—%	8.0%	15.5%	22.2%

[1]	Assumes rates cannot go below zero in the negative rate shift.
The decrease in interest rate sensitivity was driven by purchases of securities and loan growth.
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps.
CHANGES IN ECONOMIC VALUE OF EQUITY

	March 31, 2016
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	5.4%	—%	1.1%	—%	(2.9)%
Slow	4.7%	—%	4.6%	7.5%	8.9%

ZIONS BANCORPORATION AND SUBSIDIARIES

For comparative purposes, we applied the new model to the December 31, 2015 balances; these results are presented in the following schedule.

	December 31, 2015
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	(1.8)%	—%	0.4%	(1.3)%	(4.5)%
Slow	(1.1)%	—%	3.9%	6.1%	7.2%
Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At March 31, 2016, $18.3 billion of the Company’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 96% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $1.4 billion of cash flow hedges by receiving fixed-rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $1.5 billion of variable-rate loans being priced at floored rates at March 31, 2016, which were above the “index plus spread” rate by an average of 62 bps. At March 31, 2016, we also had $3.1 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $0.7 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 67 bps. See Notes 7 and 10 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.
At March 31, 2016, we had a relatively small amount, $66 million, of trading assets and $7 million of securities sold, not yet purchased, compared with $48 million and $30 million, at December 31, 2015.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the first quarter of 2016, the after-tax change in AOCI attributable to AFS and HTM securities improved by $32 million, due largely to changes in the interest rate environment, compared to a $12 million improvement in the same prior year period.
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
We hold both direct and indirect investments in predominately pre-public companies through various SBIC venture capital funds. Our equity exposure to these investments was approximately $113 million at March 31, 2016 and December 31, 2015. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment which can introduce additional market risk. As of March 31, 2016 we had direct SBIC investments of approximately $22 million of publicly traded stocks.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying

ZIONS BANCORPORATION AND SUBSIDIARIES

companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $19 million at March 31, 2016 and $21 million at December 31, 2015.
These PEIs are subject to the provisions of the Dodd-Frank Act. The VR of the Dodd-Frank Act, as published in December 2013 and amended in January 2014, prohibits banks and bank holding companies from holding PEIs beyond July 21, 2016, as currently extended, except for SBIC funds. The FRB has announced its intention to grant an additional one-year extension to July 21, 2017. As of March 31, 2016, such prohibited PEIs amounted to $16 million, with an additional $6 million of unfunded commitments (see Notes 5 and 11 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements.
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
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries decreased to $5.1 billion at March 31, 2016 from $7.4 billion at December 31, 2015. The $2.3 billion decrease during the first three months of 2016 resulted primarily from (1) an increase in investment securities, (2) net loan originations, and (3) a decrease in deposits. These decreases were partially offset by net cash provided by operating activities.
During the first three months of 2016, our investment securities increased by $1.2 billion. This increase was primarily due to an increase in the purchases of short-to-medium duration agency guaranteed mortgage-backed securities. We have been adding to our investment portfolio during the past several quarters to increase our permanent HQLA position in light of the new LCR rules and more broadly, to manage balance sheet liquidity more effectively. We expect to continue to deploy cash and short-term investments into HQLA in the next several quarters.

The Company has adopted policy limits that govern liquidity risk. The policy requires the Company to maintain a buffer of highly liquid assets sufficient to cover cash outflows as the result of a severe liquidity crisis. The Company targets a buffer of highly liquid assets at the Parent to cover 18-24 months of cash outflows under a scenario with limited cash inflows, and maintains a minimum policy limit of not less than 12 months. Throughout the first three months of 2016 and as of March 31, 2016, the Company complied with this policy.
Liquidity Regulation
In September 2014, U.S. banking regulators issued a final rule that implements a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under this rule, we are subject to a modified LCR standard, which requires a financial institution to hold an adequate amount of unencumbered HQLA that can be converted into cash easily and immediately in private markets to meet its liquidity needs for a short-term liquidity stress scenario. This rule became applicable to us on January 1, 2016. The Company exceeds the regulatory requirements of the Modified LCR that mandates a buffer of HQLA to cover 70% of 30-day cash outflows under the assumptions mandated in the Final Liquidity Rule. ZB, N.A. maintains a buffer of highly liquid assets consisting of cash, U.S. Agency, and U.S. Government Sponsored Entity securities to cover 30-day cash outflows under liquidity stress tests and maintains a contingency funding plan to identify funding sources that would be utilized over the extended 12-month horizon.

ZIONS BANCORPORATION AND SUBSIDIARIES

The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (“NSFR”), which requires a financial institution to maintain a stable funding profile over a one-year period in relation to the characteristics of its on- and off-balance sheet activities. On October 31, 2014, the Basel Committee on Banking Supervision issued its final standards for this ratio, entitled Basel III: The Net Stable Funding Ratio. On May 3, 2016, the FRB issued a proposal requiring bank holding companies with less than $250 million of assets, but more than $50 billion of assets, to cover 70% of 1-year cash outflows under the assumptions required in the proposed NSFR Rule. Under the proposal, bank holding companies would be required to publicly disclose information about the NSFR levels each quarter. The proposal would be effective January 1, 2018. We continue to monitor this proposal and any other developments. Based on this Basel III publication and the FRB proposal, we believe we would meet the minimum NSFR if such requirement were currently effective.
We are required by the requirements of the Enhanced Prudent Standards for liquidity management (Reg. YY) to conduct monthly liquidity stress tests. These tests incorporate scenarios designed by us subject to review by the FRB. The Company’s internal liquidity stress testing program as contained in its policy complies with these requirements. Additionally, the Company performs monthly liquidity stress testing using a set of internally generated scenarios representing severe liquidity constraints over a 12-month horizon.
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
Cash, interest-bearing deposits held as investments, and security resell agreements at the Parent remained stable and were $0.8 billion at March 31, 2016 compared to $0.9 billion at December 31, 2015. This $0.1 billion decrease resulted primarily from interest payments and dividends on our common and preferred stock.
At March 31, 2016, the Parent’s long-term debt maturities during the remainder of 2016 consist of a senior note with a carrying value $89 million due on June 20, 2016. At March 31, 2016, maturities of our long-term senior and subordinated debt ranged from June 2016 to September 2028.
See “Capital Management” for discussion regarding the tender offer of $120 million for certain of the Company’s preferred stock.
During the first three months of 2016, the Parent did not receive dividends on its common or preferred stock. During the first three months of 2015, the Parent received $44 million from its subsidiaries for dividends on common stock and return of common equity and $10 million from dividends on preferred stock. At March 31, 2016, ZB, N.A. had approximately $494 million available for the payment of dividends under current capital regulations. The dividends that ZB, N.A. can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company and ZB, N.A. did not change during the first three months of 2016, except Moody’s upgraded the Company’s outlook to positive from stable. Standard & Poor’s, Fitch, Dominion Bond Rating Service, and Kroll all rate the Company’s senior debt at an investment-grade level, while Moody’s rates the Company’s senior debt as Ba1 (one notch below investment-grade). In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment-grade.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the Parent’s balance sheets as of March 31, 2016, December 31, 2015, and March 31, 2015.
PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
ASSETS
Cash and due from banks	$20,011	$18,375	$22,864
Interest-bearing deposits	54,340	775,649	1,025,878
Security resell agreements	750,000	100,000	—
Investment securities:
Available-for-sale, at fair value	44,585	45,168	162,745
Other noninterest-bearing investments	29,840	28,178	31,471
Investments in subsidiaries:
Commercial banks and bank holding company	7,461,467	7,312,654	7,153,279
Other subsidiaries	80,488	84,010	93,125
Receivables from subsidiaries:
Other subsidiaries	60	60	23,060
Other assets	83,134	78,728	87,385
	$8,523,925	$8,442,822	$8,599,807
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$96,609	$123,849	$84,670
Subordinated debt to affiliated trusts	164,950	164,950	168,043
Long-term debt:
Due to affiliates	—	—	250
Due to others	636,629	646,504	892,546
Total liabilities	898,188	935,303	1,145,509
Shareholders’ equity:
Preferred stock	828,490	828,490	1,004,032
Common stock	4,777,630	4,766,731	4,728,556
Retained earnings	2,031,270	1,966,910	1,836,619
Accumulated other comprehensive loss	(11,653)	(54,612)	(114,909)
Total shareholders’ equity	7,625,737	7,507,519	7,454,298
	$8,523,925	$8,442,822	$8,599,807
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $6 million during the first three months of 2016 from $9 million during the first three months of 2015 due to the maturity and repayment of debt during 2015. Additionally, the Parent recorded approximately $25 million of total dividends on preferred stock and common stock for the first three months of 2016 compared to $24 million for the first three months of 2015.
Subsidiary Bank Liquidity
ZB, N.A.’s primary source of funding is its core deposits, consisting of demand, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio increased to 83.0% at March 31, 2016, compared to 80.7% at December 31, 2015.
Total deposits decreased by $0.5 billion to $49.9 billion at March 31, 2016, compared to $50.4 billion at December 31, 2015, primarily as a result of a $0.4 billion decrease in noninterest-bearing demand deposits and a $74 million decrease in foreign deposits. This increase was partially offset by a $52 million decrease in savings and money market deposits. Also, during the first three months of 2016, ZB, N.A. redeployed approximately $1.2 billion of cash to short-to-medium duration agency guaranteed mortgage-backed securities. ZB, N.A.’s long-term senior debt ratings were the same as the Parent, except Standard & Poor’s was BBB and Kroll’s was BBB+, compared to BBB- for Standard & Poor’s and BBB for Kroll for the Company.
The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity, and from time to time, have been a significant source of funding. ZB, N.A. is a member of the FHLB of Des Moines. The FHLB

ZIONS BANCORPORATION AND SUBSIDIARIES

allows member banks to borrow against their eligible loans to satisfy liquidity and funding requirements. The bank is required to invest in FHLB and Federal Reserve stock to maintain their borrowing capacity.
At March 31, 2016, the amount available for additional FHLB and Federal Reserve borrowings was approximately $17.1 billion, compared to $13.4 billion at December 31, 2015. Loans with a carrying value of approximately $25.3 billion at March 31, 2016 and $19.4 billion at December 31, 2015 have been pledged at the Federal Reserve and various the FHLB as collateral for current and potential borrowings. We had no long or short-term FHLB or Federal Reserve borrowings outstanding at March 31, 2016 or December 31, 2015. At March 31, 2016, our total investment in FHLB and Federal Reserve stock was $16 million and $181 million, respectively, compared to $68 million and $123 million at December 31, 2015.
Our investment activities can provide or use cash, depending on the asset liability management posture taken. During the first three months of 2016, HTM and AFS investment securities’ activities resulted in a net increase in investment securities and a net $1.1 billion decrease in cash, compared with a net $539 million decrease in cash for the first three months of 2015, reflecting our purchase of HQLAs.
Maturing balances in ZB, N.A.’s loan portfolios also provide additional flexibility in managing cash flows. Lending and purchase activity for the first three months of 2016 resulted in a net cash outflow of $808 million compared to a net cash outflow of $100 million for the first three months of 2015.
A more comprehensive discussion of liquidity management is contained in our 2015 Annual Report on Form 10-K.
Operational Risk Management
Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. In our ongoing efforts to identify and manage operational risk, we have an ERM department whose responsibility is to help employees, management and the Board of Directors to assess, understand, measure, and monitor risk in accordance with our Risk Appetite Framework. We have documented both controls and the Control Self-Assessment related to financial reporting under the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and the Federal Deposit Insurance Corporation Improvement Act of 1991.
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
We are continually improving our oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported on a regular basis to enterprise management committees. The Operational Risk Committee reports to the ERMC, which reports to the ROC. Additional measures have been taken to increase oversight by ERM and Operational Risk Management through the strengthening of new product reviews, enhancements to the Vendor Management and Vendor Risk Management framework, enhancements to the Business Continuity and Disaster Recovery program, and the establishment of Fraud Risk Oversight, Incident Response Oversight and Technology Project Oversight programs. Significant enhancements have also been made to governance and reporting, including the establishment of Policy and Committee Governance programs and the creation of an Enterprise Risk Profile and Operational Risk Profile.
The number and sophistication of attempts to disrupt or penetrate our critical systems, sometimes referred to as hacking, cyberfraud, cyberattacks, cyberterrorism, or other similar names, also continue to grow. On a daily basis, the Company, its customers, and other financial institutions are subject to a large number of such attempts. We have

ZIONS BANCORPORATION AND SUBSIDIARIES

established systems and procedures to monitor, thwart or mitigate damage from such attempts. However, in some instances we, or our customers, have been victimized by cyberfraud (our related losses have not been material), or some of our customers have been temporarily unable to routinely access our online systems as a result of, for example, distributed denial of service attacks. We continue to review this area of our operations to help ensure that we manage this risk in an effective manner
CAPITAL MANAGEMENT
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.
Capital Plan and Stress Tests
As a bank holding company with assets greater than $50 billion, we are required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Act Stress Test (“DFAST”) and Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). We timely submitted our 2016 capital plan and stress test results to the FRB on April 4, 2016. In our capital plan, we were required to forecast, under a variety of economic scenarios, for nine quarters ending the first quarter of 2018, our estimated regulatory capital ratios, including our Common Equity Tier 1 (“CET1”) ratio, under Basel III rules.
In addition, our Dodd-Frank Act mid-cycle stress test, based upon the Company’s June 30, 2016 financial position, is due on October 5, 2016. Our most recent completed mid-cycle stress test, submitted during the second quarter of 2015, demonstrated that we maintained sufficient capital to withstand a severe economic downturn. Detailed disclosure of the mid-cycle stress test results can be found on the Company’s website. Under the implementing regulations for CCAR, a bank holding company may generally raise and redeem capital, pay dividends, and repurchase stock and take similar capital-related actions only under a capital plan as to which the FRB has not objected. We anticipate that the FRB will opine on our capital plan towards the end of the second quarter.
On April 25, 2016, the Company launched a tender offer for up to $120 million par amount of certain outstanding shares of preferred stock. This $120 million is the remaining amount of the $300 million total reduction of preferred stock that was included in our 2015 capital plan, to which the Federal Reserve did not object.
Basel III
The Basel III capital rules, which effectively replaced the Basel I rules, became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). Basel III requirements established a new comprehensive capital framework for U.S. banking organizations. Under prior Basel I capital standards, the effects of AOCI items included in capital were excluded for purposes of determining regulatory capital and capital ratios. As a “non-advanced approaches banking organization,” we made a one-time permanent election as of January 1, 2015 to continue to exclude these items, as allowed under the Basel III Capital Rules.

We met all capital adequacy requirements under the Basel III Capital Rules based upon phase-in rules as of March 31, 2016, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
A detailed discussion of Basel III requirements, including implications for the Company, is contained on page 9 in “Supervision and Regulation” under Part 1, Item 1 in our 2015 Annual Report on Form 10-K.
Capital Management Actions
Total shareholders’ equity increased by $118 million to $7.6 billion at March 31, 2016 from $7.5 billion at December 31, 2015. The increase in total shareholders’ equity is primarily due to net income of $90 million and to an improvement of $32 million in the fair value of the Company’s AFS securities portfolio due largely to changes in the interest rate environment, partially offset by $24 million of dividends recorded on preferred and common stock.
Our quarterly dividend on common stock remained at $0.06 per share during the first quarter of 2016. The dividend rate was increased to $0.06 per share during the second quarter of 2015 from $0.04 per share. We paid $12.4 million

ZIONS BANCORPORATION AND SUBSIDIARIES

in dividends on common stock during the first three months of 2016 compared with $8.2 million during the first three months of 2015. During its April 2016 meeting, the Board of Directors declared a quarterly dividend of $0.06 per common share payable on May 26, 2016 to shareholders of record on May19, 2016.
We recorded dividends on preferred stock of $11.7 million and $16.7 million for the first three months of 2016 and 2015, respectively. Dividends on preferred stock recorded in the first three months of 2016 were $3.3 million lower than preferred stock dividends paid, while dividends on preferred stock recorded in the first three months of 2015 were $1.7 million higher than preferred stock dividends paid.
Capital Ratios
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios.
The following schedule shows the Company’s capital and performance ratios as of March 31, 2016, December 31, 2015, and March 31, 2015.
CAPITAL RATIOS

	March 31, 2016	December 31, 2015	March 31, 2015

Tangible common equity ratio	9.92%	9.63%	9.58%
Tangible equity ratio	11.35%	11.05%	11.35%
Average equity to average assets (three months ended)	12.95%	12.93%	13.04%
Basel III risk-based capital ratios[1]:
Common equity tier 1 capital	12.13%	12.22%	11.95%
Tier 1 leverage	11.44%	11.26%	11.75%
Tier 1 risk-based	13.87%	14.08%	14.16%
Total risk-based	15.97%	16.12%	16.22%
Return on average common equity (three months ended)	4.67%	5.17%	4.77%
Tangible return on average tangible common equity (three months ended)	5.59%	6.20%	5.80%

[1]	Basel III capital ratios became effective January 1, 2015 and are based on the applicable phase-in periods.
At March 31, 2016, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.6 billion and $7.6 billion, respectively, compared to $6.6 billion and $7.5 billion, respectively as of December 31, 2015.
A more comprehensive discussion of our capital management is contained in our 2015 Annual Report on
Form 10-K.
GAAP to NON-GAAP RECONCILIATIONS
1. Tangible return on average tangible common equity
This Form 10-Q presents “tangible return on average tangible common equity” which excludes, net of tax, the amortization of core deposit and other intangibles from net earnings applicable to common shareholders, and average goodwill and core deposit and other intangibles from average common equity.

ZIONS BANCORPORATION AND SUBSIDIARIES

TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Amounts in thousands)		March 31, 2016	December 31, 2015	March 31, 2015

Net earnings applicable to common shareholders (GAAP)		$78,777	$88,197	$75,279
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1,249	1,446	1,496
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$80,026	$89,643	$76,775

Average common equity (GAAP)		$6,786,977	$6,765,737	$6,405,305
Average goodwill		(1,014,129)	(1,014,129)	(1,014,129)
Average core deposit and other intangibles		(15,379)	(17,453)	(24,355)
Average tangible common equity (non-GAAP)	(b)	$5,757,469	$5,734,155	$5,366,821

Number of days in quarter	(c)	91	92	90
Number of days in year	(d)	366	365	365

Tangible return on average tangible common equity (non-GAAP)	(a/b/c)*d	5.59%	6.20%	5.80%
2. Total shareholders’ equity to tangible equity and tangible common equity
This Form 10-Q presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock for tangible common equity.
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in thousands)		March 31, 2016	December 31, 2015	March 31, 2015

Total shareholders’ equity (GAAP)		$7,625,737	$7,507,519	$7,454,298
Goodwill		(1,014,129)	(1,014,129)	(1,014,129)
Core deposit and other intangibles		(14,259)	(16,272)	(23,162)
Tangible equity (non-GAAP)	(a)	6,597,349	6,477,118	6,417,007
Preferred stock		(828,490)	(828,490)	(1,004,032)
Tangible common equity (non-GAAP)	(b)	$5,768,859	$5,648,628	$5,412,975

Total assets (GAAP)		$59,179,913	$59,664,543	$57,550,232
Goodwill		(1,014,129)	(1,014,129)	(1,014,129)
Core deposit and other intangibles		(14,259)	(16,272)	(23,162)
Tangible assets (non-GAAP)	(c)	$58,151,525	$58,634,142	$56,512,941

Common shares outstanding	(d)	204,544	204,417	203,193
Tangible equity ratio	(a/c)	11.35%	11.05%	11.35%
Tangible common equity ratio	(b/c)	9.92%	9.63%	9.58%
Tangible book value per common share	(b/d)	$28.20	$27.63	$26.64

ZIONS BANCORPORATION AND SUBSIDIARIES

3. Efficiency ratio and adjusted pre-provision net revenue
This Form 10-Q presents calculations of “efficiency ratio” and adjusted PPNR that include adjustments for certain line items and amounts in noninterest expense and noninterest income. The following schedule provides a reconciliation of noninterest expense (GAAP), taxable-equivalent net interest income (GAAP) and noninterest income (GAAP) to the efficiency ratio (non-GAAP) and adjusted PPNR (non-GAAP). The schedule also shows the efficiency ratio and adjusted PPNR for six month periods, in addition to the three month periods, in order to illustrate the trend over longer periods as quarterly fluctuations may not be reflective of the prevailing trend, while yearly results may not accurately reflect the pace of change.
EFFICIENCY RATIO AND ADJUSTED PRE-PROVISION NET REVENUE

(Amounts in thousands)		Three Months Ended			Six Months Ended
		March 31, 2016	December 31, 2015	March 31, 2015	March 31, 2016	December 31, 2015	March 31, 2015

Noninterest expense (GAAP)	(a)	$395,573	$397,353	$392,977	$792,926	$391,280	$815,643
Adjustments:
Severance costs		3,471	3,581	2,253	7,052	3,464	4,000
Other real estate expense, net		(1,329)	(536)	374	(1,865)	(40)	(3,093)
Provision for unfunded lending commitments		(5,812)	(6,551)	1,211	(12,363)	1,428	2,910
Debt extinguishment cost		247	135	—	382	—	—
Amortization of core deposit and other intangibles		2,014	2,273	2,358	4,287	2,298	4,998
Restructuring costs		996	777	766	1,773	1,630	766
Total adjustments	(b)	(413)	(321)	6,962	(734)	8,780	9,581
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$395,986	$397,674	$386,015	$793,660	$382,500	$806,062
Taxable-equivalent net interest income (GAAP)	(d)	$458,242	$453,780	$421,581	$912,022	$429,782	$856,370
Noninterest income (GAAP)	(e)	116,761	118,641	117,338	235,402	125,944	246,734
Combined income	(d+e)=(f)	575,003	572,421	538,919	1,147,424	555,726	1,103,104
Adjustments:
Fair value and nonhedge derivative income (loss)		(2,585)	688	(1,088)	(1,897)	(1,555)	(2,049)
Equity securities gains (loss), net		(550)	53	3,353	(497)	3,630	12,959
Fixed income securities gains (losses), net		28	(7)	(239)	21	(53)	(11,859)
Total adjustments	(g)	(3,107)	734	2,026	(2,373)	2,022	(949)
Adjusted taxable-equivalent revenue (non-GAAP)	(f-g)=(h)	$578,110	$571,687	$536,893	$1,149,797	$553,704	$1,104,053
Adjusted pre-provision net revenue (PPNR)	(h-c)=(i)	$182,124	$174,013	$150,878	$356,137	$171,204	$297,991
Efficiency ratio [1]	(c/h)	68.5%	69.6%	71.9%	69.0%	69.1%	73.0%
1During the first quarter of 2016, we reclassified bankcard rewards expense from non-interest expense into non-interest income in order to offset the associated revenue (interchange fees) to align with industry practice. This reclassification within other service charges, commission and fees lowered noninterest income in the first quarter of 2016 (and also decreased other noninterest expense by the same amount). For comparative purposes we also adjusted prior period amounts. This reclassification had no impact on net income.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 11 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation’s 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the first quarter of 2016:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

January	33,202	$21.43	—	$—
February	1,403	21.65	—	—
March	544	23.66	—	—
First quarter	35,149	21.48	—

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and March 31, 2015, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: May 9, 2016