Form 10-Q
period 2016-06-30
ZIONS BANCORPORATION /UT/
filed 2016-08-05
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 29, 2016	205,110,866 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from banks	$560,262	$798,319
Money market investments:
Interest-bearing deposits	2,154,959	6,108,124
Federal funds sold and security resell agreements	620,469	619,758
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $720,991 and $552,088)	713,392	545,648
Available-for-sale, at fair value	9,477,089	7,643,116
Trading account, at fair value	118,775	48,168
	10,309,256	8,236,932
Loans held for sale	146,512	149,880
Loans and leases, net of unearned income and fees	42,501,575	40,649,542
Less allowance for loan losses	608,345	606,048
Loans held for investment, net of allowance	41,893,230	40,043,494
Other noninterest-bearing investments	850,578	848,144
Premises and equipment, net	955,540	905,462
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	12,281	16,272
Other real estate owned	8,354	7,092
Other assets	1,117,422	916,937
	$59,642,992	$59,664,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$22,276,600	$22,276,664
Interest-bearing:
Savings and money market	25,540,525	25,672,356
Time	2,336,088	2,130,680
Foreign	117,708	294,391
	50,270,921	50,374,091
Federal funds and other short-term borrowings	270,255	346,987
Long-term debt	698,712	812,366
Reserve for unfunded lending commitments	64,780	74,838
Other liabilities	711,941	548,742
Total liabilities	52,016,609	52,157,024
Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	709,601	828,490
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 205,103,566 and 204,417,093 shares	4,783,061	4,766,731
Retained earnings	2,110,069	1,966,910
Accumulated other comprehensive income (loss)	23,652	(54,612)
Total shareholders’ equity	7,626,383	7,507,519
	$59,642,992	$59,664,543
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$433,743	$420,642	$854,251	$836,397
Interest on money market investments	5,564	5,785	12,593	11,003
Interest on securities	47,645	28,809	95,009	56,282
Total interest income	486,952	455,236	961,853	903,682
Interest expense:
Interest on deposits	11,869	12,321	23,714	24,425
Interest on short- and long-term borrowings	10,234	19,211	20,448	38,207
Total interest expense	22,103	31,532	44,162	62,632
Net interest income	464,849	423,704	917,691	841,050
Provision for loan losses	34,492	566	76,637	(928)
Net interest income after provision for loan losses	430,357	423,138	841,054	841,978
Noninterest income:
Service charges and fees on deposit accounts	42,108	41,616	83,369	82,810
Other service charges, commissions and fees	51,906	46,602	101,380	89,604
Wealth management income	8,788	8,160	16,742	15,775
Loan sales and servicing income	10,178	8,382	18,157	16,088
Capital markets and foreign exchange	4,545	7,275	10,212	12,776
Dividends and other investment income	6,226	9,343	10,865	18,715
Fair value and nonhedge derivative income (loss)	(1,910)	1,844	(4,495)	756
Equity securities gains, net	2,709	4,839	2,159	8,192
Fixed income securities gains (losses), net	25	(138,436)	53	(138,675)
Other	1,142	5,693	4,036	6,615
Total noninterest income	125,717	(4,682)	242,478	112,656
Noninterest expense:
Salaries and employee benefits	241,341	251,133	499,679	494,652
Occupancy, net	29,621	30,095	59,400	59,434
Furniture, equipment and software	30,550	31,247	62,565	60,960
Other real estate expense, net	(527)	(445)	(1,856)	(71)
Credit-related expense	5,845	8,106	11,779	14,045
Provision for unfunded lending commitments	(4,246)	(2,326)	(10,058)	(1,115)
Professional and legal services	12,229	13,110	23,700	24,593
Advertising	5,268	6,511	10,896	13,486
FDIC premiums	9,580	8,609	16,734	16,728
Amortization of core deposit and other intangibles	1,979	2,318	3,993	4,676
Debt extinguishment cost	106	2,395	353	2,395
Other	50,148	48,244	100,282	102,191
Total noninterest expense	381,894	398,997	777,467	791,974
Income before income taxes	174,180	19,459	306,065	162,660
Income taxes	60,231	5,499	101,679	56,675
Net income	113,949	13,960	204,386	105,985
Dividends on preferred stock	(13,543)	(15,060)	(25,203)	(31,806)
Preferred stock redemption	(9,759)	—	(9,759)	—
Net earnings applicable to common shareholders	$90,647	$(1,100)	$169,424	$74,179
Weighted average common shares outstanding during the period:
Basic shares	204,236	202,888	204,113	202,746
Diluted shares	204,536	202,888	204,317	203,295
Net earnings per common share:
Basic	$0.44	$(0.01)	$0.82	$0.36
Diluted	0.44	(0.01)	0.82	0.36
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015

Net income for the period	$113,949	$13,960	$204,386	$105,985
Other comprehensive income, net of tax:
Net unrealized holding gains (losses) on investment securities	32,859	(7,294)	65,027	(6,808)
Reclassification of HTM securities to AFS securities	—	—	—	10,938
Reclassification to earnings for realized net fixed income securities losses (gains)	(16)	85,664	(33)	85,812
Net unrealized gains (losses) on other noninterest-bearing investments	(566)	2,339	(136)	1,975
Net unrealized holding gains (losses) on derivative instruments	4,850	(219)	17,751	2,334
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(1,822)	(753)	(3,680)	(1,382)
Pension and postretirement	—	—	(665)	—
Other comprehensive income	35,305	79,737	78,264	92,869
Comprehensive income	$149,254	$93,697	$282,650	$198,854
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2015	$828,490	204,417,093	$4,766,731	$1,966,910	$(54,612)	$7,507,519
Net income for the period				204,386		204,386
Other comprehensive income, net of tax					78,264	78,264
Preferred stock redemption	(118,889)		2,504	(9,759)		(126,144)
Net activity under employee plans and related tax benefits		686,473	13,826			13,826
Dividends on preferred stock				(25,203)		(25,203)
Dividends on common stock, $0.12 per share				(24,753)		(24,753)
Change in deferred compensation				(1,512)		(1,512)
Balance at June 30, 2016	$709,601	205,103,566	$4,783,061	$2,110,069	$23,652	$7,626,383

Balance at December 31, 2014	$1,004,011	203,014,903	$4,723,855	$1,769,705	$(128,041)	$7,369,530
Net income for the period				105,985		105,985
Other comprehensive income, net of tax					92,869	92,869
Subordinated debt converted to preferred stock	21		(6)			15
Net activity under employee plans and related tax benefits		726,011	14,423			14,423
Dividends on preferred stock				(31,806)		(31,806)
Dividends on common stock, $0.10 per share				(20,444)		(20,444)
Change in deferred compensation				(397)		(397)
Balance at June 30, 2015	$1,004,032	203,740,914	$4,738,272	$1,823,043	$(35,172)	$7,530,175
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$113,949	$13,960	$204,386	$105,985
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30,246	(1,760)	66,579	(2,043)
Depreciation and amortization	45,297	35,113	86,033	69,282
Fixed income securities losses (gains), net	(25)	138,436	(53)	138,675
Deferred income tax benefit	(6,109)	(44,431)	(10,789)	(41,029)
Net increase in trading securities	(52,937)	(2,899)	(70,607)	(3,920)
Net decrease (increase) in loans held for sale	(35,309)	(23,568)	3,257	(20,051)
Change in other liabilities	144,867	(61,829)	162,637	(36,263)
Change in other assets	(225,202)	32,079	(217,901)	(33,169)
Other, net	(2,973)	(70)	11,024	(3,619)
Net cash provided by operating activities	11,804	85,031	234,566	173,848

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	1,850,874	(754,443)	3,952,454	(501,169)
Proceeds from maturities and paydowns of investment securities held-to-maturity	10,415	21,587	32,451	60,910
Purchases of investment securities held-to-maturity	(92,161)	(1,485)	(200,302)	(24,061)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	475,056	751,373	2,573,582	980,267
Purchases of investment securities available-for-sale	(1,243,709)	(972,714)	(4,366,953)	(1,757,570)
Loans purchased	(104,066)	—	(104,066)	—
Other net change in loans held for investment	(1,018,557)	148,336	(1,826,915)	47,894
Purchases of premises and equipment	(51,859)	(33,835)	(91,874)	(67,368)
Proceeds from sales of other real estate owned	4,437	5,172	8,741	8,573
Other, net	10,825	25,974	260	29,325
Net cash used in investing activities	(158,745)	(810,035)	(22,622)	(1,223,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	406,633	813,764	(79,601)	1,089,049
Net change in short-term funds borrowed	38,067	23,527	(76,732)	(17,099)
Cash paid for preferred stock redemption	(126,144)	—	(126,144)	—
Repayments of long-term debt	(104,447)	(44,420)	(115,083)	(52,605)
Proceeds from the issuance of common stock	2,948	5,070	3,486	6,032
Dividends paid on common and preferred stock	(22,795)	(29,045)	(50,216)	(52,279)
Other, net	(4,862)	(6,512)	(5,711)	(7,451)
Net cash provided by (used in) financing activities	189,400	762,384	(450,001)	965,647
Net increase (decrease) in cash and due from banks	42,459	37,380	(238,057)	(83,704)
Cash and due from banks at beginning of period	517,803	720,858	798,319	841,942
Cash and due from banks at end of period	$560,262	$758,238	$560,262	$758,238

Cash paid for interest	$24,622	$28,938	$43,052	$51,057
Net cash paid for income taxes	101,512	92,326	101,428	91,826
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

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
Operating results for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2015 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2015 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
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

ASU 2016-09, Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting
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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent related ASUs
The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new standard, (including loans, derivatives, debt and equity securities, etc.). However, these new standards affect other fees charged by banks, such as asset management fees, credit card interchange fees, deposit account fees, etc. Adoption may be made on a full retrospective basis with practical expedients, or on a modified retrospective basis with a cumulative effect adjustment. Early adoption of the guidance is permitted as of January 1, 2017.
		January 1, 2018	While we currently do not expect these standards will have a material impact on the Company’s financial statements, we are still in process of conducting our evaluation.

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

Standards not yet adopted by the Company (continued)

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity securities that are measured at amortized cost. The standard requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses rather than a reduction of the carrying amount. It also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in current GAAP and expands certain disclosure requirements. Early adoption of the guidance is permitted as of January 1, 2019.
		January 1, 2020	While we expect this standard will have a material impact on the Company’s financial statements, we are still in process of conducting our evaluation.

Standards adopted by the Company

ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
The new standard changes certain criteria in the variable interest model and the voting model to determine whether certain legal entities are variable interest entities (“VIEs”) and whether they should be consolidated. Additional disclosures are required for entities not currently considered VIEs, but may become VIEs under the new guidance and may be subject to consolidation. Adoption may be retrospective or modified retrospective with a cumulative effect adjustment.
		January 1, 2016	We currently do not consolidate any VIEs and our adoption of this standard did not have a material impact on the Company’s financial statements.

ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs
The standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with debt discounts. Adoption is retrospective.
		January 1, 2016	Our adoption of this standard did not have a material impact on the accompanying financial statements.

ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
The standard provides guidance to determine whether an arrangement includes a software license. If it does, the customer accounts for it the same way as for other software licenses. If no software license is included, the customer accounts for it as a service contract. Adoption may be retrospective or prospective.
		January 1, 2016	We adopted this standard on a prospective basis and it did not have a material impact on the accompanying financial statements.

ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)
The guidance eliminates the current requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value (“NAV”) using the practical expedient in ASC 820. Fair value disclosure of these investments will be made to facilitate reconciliation to amounts reported on the balance sheet. Other related disclosures will continue when the NAV practical expedient is used. Adoption is retrospective.
		January 1, 2016	Our adoption of this standard did not have a material impact on the accompanying financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Loans held for investment transferred to other real estate owned	$1,318	$3,084	$7,316	$6,652
Loans held for sale reclassified to (from) loans held for investment	1,912	(2,395)	3,888	10,743
Adjusted cost of HTM securities reclassified as AFS securities	—	—	—	79,276

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	June 30, 2016
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$620,469	$—	$620,469	$—	$—	$620,469
Derivatives (included in other assets)	152,466	—	152,466	(28,496)	—	123,970
	$772,935	$—	$772,935	$(28,496)	$—	$744,439
Liabilities:
Federal funds and other short-term borrowings	$270,255	$—	$270,255	$—	$—	$270,255
Derivatives (included in other liabilities)	127,757	—	127,757	(28,496)	(89,151)	10,110
	$398,012	$—	$398,012	$(28,496)	$(89,151)	$280,365

	December 31, 2015
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$619,758	$—	$619,758	$—	$—	$619,758
Derivatives (included in other assets)	77,638	—	77,638	(6,990)		70,648
	$697,396	$—	$697,396	$(6,990)	$—	$690,406
Liabilities:
Federal funds and other short-term borrowings	$346,987	$—	$346,987	$—	$—	$346,987
Derivatives (included in other liabilities)	72,568	—	72,568	(6,990)	(60,923)	4,655
	$419,555	$—	$419,555	$(6,990)	$(60,923)	$351,642
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

ZIONS BANCORPORATION AND SUBSIDIARIES

5.	INVESTMENTS
Investment Securities
Investment securities are summarized below. Note 10 discusses the process to estimate fair value for investment securities.

	June 30, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$713,392	$12,522	$4,923	$720,991
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,668,158	28,570	600	1,696,128
Agency guaranteed mortgage-backed securities	4,869,173	46,097	4,827	4,910,443
Small Business Administration loan-backed securities	2,092,969	11,383	14,930	2,089,422
Municipal securities	659,432	14,144	309	673,267
Other debt securities	25,402	141	3,987	21,556
	9,315,134	100,335	24,653	9,390,816
Money market mutual funds and other	86,156	117	—	86,273
	9,401,290	100,452	24,653	9,477,089
Total	$10,114,682	$112,974	$29,576	$10,198,080

	December 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$545,648	$11,218	$4,778	$552,088
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,231,740	4,313	2,658	1,233,395
Agency guaranteed mortgage-backed securities	3,964,593	7,919	36,037	3,936,475
Small Business Administration loan-backed securities	1,932,817	12,602	14,445	1,930,974
Municipal securities	417,374	2,177	856	418,695
Other debt securities	25,454	152	2,665	22,941
	7,571,978	27,163	56,661	7,542,480
Money market mutual funds and other	100,612	61	37	100,636
	7,672,590	27,224	56,698	7,643,116
Total	$8,218,238	$38,442	$61,476	$8,195,204
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
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of June 30, 2016 by expected timing of principal payments. Actual principal payments may differ from contractual or expected

ZIONS BANCORPORATION AND SUBSIDIARIES

principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Principal return in one year or less	$72,693	$72,938	$1,295,398	$1,305,827
Principal return after one year through five years	247,119	251,539	3,773,685	3,801,514
Principal return after five years through ten years	234,328	239,120	2,720,386	2,753,721
Principal return after ten years	159,252	157,394	1,525,665	1,529,754
	$713,392	$720,991	$9,315,134	$9,390,816
The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	June 30, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4,280	$145,639	$643	$12,387	$4,923	$158,026
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	87	23,856	513	125,850	600	149,706
Agency guaranteed mortgage-backed securities	1,004	271,185	3,823	386,971	4,827	658,156
Small Business Administration loan-backed securities	4,256	582,167	10,674	552,261	14,930	1,134,428
Municipal securities	45	24,682	264	13,879	309	38,561
Other	—	—	3,987	11,016	3,987	11,016
	5,392	901,890	19,261	1,089,977	24,653	1,991,867
Mutual funds and other	—	—	—	—	—	—
	5,392	901,890	19,261	1,089,977	24,653	1,991,867
Total	$9,672	$1,047,529	$19,904	$1,102,364	$29,576	$2,149,893

	December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4,521	$122,197	$257	$13,812	$4,778	$136,009
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2,176	559,196	482	131,615	2,658	690,811
Agency guaranteed mortgage-backed securities	34,583	3,639,824	1,454	65,071	36,037	3,704,895
Small Business Administration loan-backed securities	5,348	567,365	9,097	535,376	14,445	1,102,741
Municipal securities	735	102,901	121	5,733	856	108,634
Other	—	—	2,665	12,337	2,665	12,337
	42,842	4,869,286	13,819	750,132	56,661	5,619,418
Mutual funds and other	37	35,488	—	—	37	35,488
	42,879	4,904,774	13,819	750,132	56,698	5,654,906
Total	$47,400	$5,026,971	$14,076	$763,944	$61,476	$5,790,915

ZIONS BANCORPORATION AND SUBSIDIARIES

At June 30, 2016 and December 31, 2015, respectively, 135 and 187 HTM and 470 and 709 AFS investment securities were in an unrealized loss position.
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
OTTI Conclusions
Our 2015 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation by each security type that has significant gross unrealized losses at June 30, 2016:
Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from 5 to 25 years and have principal cash flows guaranteed by the SBA. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At June 30, 2016, we did not have an intent to sell identified SBA securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would not be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during the second quarter of 2016.
The following is a tabular rollforward of the total amount of credit-related OTTI:

(In thousands)	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$—	$—	$—	$—	$—	$—
Reductions for securities sold or paid off during the period	—	—	—	—	—	—
Reclassification of securities from HTM to AFS	—	—	—	—	—	—
Balance of credit-related OTTI at end of period	$—	$—	$—	$—	$—	$—

(In thousands)	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$—	$(103,238)	$(103,238)	$(9,079)	$(95,472)	$(104,551)
Reductions for securities sold or paid off during the period	—	103,238	103,238	—	104,551	104,551
Reclassification of securities from HTM to AFS	—	—	—	9,079	(9,079)	—
Balance of credit-related OTTI at end of period	$—	$—	$—	$—	$—	$—

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended				Six Months Ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$—	$—	$—	$—	$—	$—	$1	$—
Available-for-sale	30	5	7,402	146,315	60	7	8,360	147,513

Other noninterest-bearing investments	2,711	2	6,008	692	5,898	3,739	9,603	934
	2,741	7	13,410	147,007	5,958	3,746	17,964	148,447
Net gains (losses)		$2,734		$(133,597)		$2,212		$(130,483)

Statement of income information:
Equity securities gains, net		$2,709		$4,839		$2,159		$8,192
Fixed income securities gains (losses), net		25		(138,436)		53		(138,675)
Net gains (losses)		$2,734		$(133,597)		$2,212		$(130,483)
Interest income by security type is as follows:

(In thousands)	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2,572	$3,158	$5,730	$5,176	$5,884	$11,060
Available-for-sale	38,577	2,581	41,158	78,184	4,536	82,720
Trading	757	—	757	1,229	—	1,229
	$41,906	$5,739	$47,645	$84,589	$10,420	$95,009

(In thousands)	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3,093	$2,774	$5,867	$6,685	$5,636	$12,321
Available-for-sale	21,637	695	22,332	41,405	1,348	42,753
Trading	610	—	610	1,208	—	1,208
	$25,340	$3,469	$28,809	$49,298	$6,984	$56,282

Investment securities with a carrying value of $1.7 billion at June 30, 2016 and $2.3 billion at December 31, 2015 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
Private Equity Investments
Effect of Volcker Rule
The Volcker Rule, as published pursuant to the Dodd-Frank Act in December 2013 and amended in January 2014, significantly restricted certain activities by covered bank holding companies, including restrictions on certain types of securities, proprietary trading, and private equity investing. The Company’s private equity investments (“PEIs”) consist of Small Business Investment Companies (“SBICs”) and non-SBICs. Following the sales of its CDO securities, the only prohibited investments under the Volcker Rule requiring divestiture by the Company were certain of its PEIs. Of the recorded PEIs of $133 million at June 30, 2016, approximately $7 million remain prohibited by the Volcker Rule.

ZIONS BANCORPORATION AND SUBSIDIARIES

As of June 30, 2016 we have sold a total of $18 million of PEIs during 2016 and 2015 as follows: $9 million during 2016 and $9 million during 2015. All of these sales were related to prohibited PEIs and resulted in insignificant amounts of realized gains or losses. We will dispose of the remaining $7 million of prohibited PEIs before the required deadline, which has been extended to July 21, 2017. See other discussions in Notes 10 and 11.
As discussed in Note 11, we have $20 million at June 30, 2016 of unfunded commitments for PEIs, of which approximately $2 million relate to prohibited PEIs. Until we dispose of the prohibited PEIs, we expect to fund these commitments if and as the capital calls are made, as allowed under the Volcker Rule.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	June 30, 2016	December 31, 2015

Loans held for sale	$146,512	$149,880

Commercial:
Commercial and industrial	$13,757,123	$13,211,481
Leasing	426,449	441,666
Owner occupied	6,988,647	7,150,028
Municipal	756,145	675,839
Total commercial	21,928,364	21,479,014
Commercial real estate:
Construction and land development	2,088,250	1,841,502
Term	9,229,683	8,514,401
Total commercial real estate	11,317,933	10,355,903
Consumer:
Home equity credit line	2,507,176	2,416,357
1-4 family residential	5,680,050	5,382,099
Construction and other consumer real estate	419,299	385,240
Bankcard and other revolving plans	459,707	443,780
Other	189,046	187,149
Total consumer	9,255,278	8,814,625
Total loans	$42,501,575	$40,649,542
Loan balances are presented net of unearned income and fees, which amounted to $149.7 million at June 30, 2016 and $150.3 million at December 31, 2015.
Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $23.0 million at June 30, 2016 and $26.2 million at December 31, 2015.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $280.5 million at June 30, 2016 and $288.0 million at December 31, 2015.
Loans with a carrying value of approximately $26.0 billion at June 30, 2016 have been pledged at the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings compared to $19.4 billion at December 31, 2015 at the Federal Reserve and various FHLBs.
We sold loans totaling $317.5 million and $590.7 million for the three and six months ended June 30, 2016, and $335.8 million and $636.2 million for the three and six months ended June 30, 2015, respectively, that were

ZIONS BANCORPORATION AND SUBSIDIARIES

classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. Amounts added to loans held for sale during these periods were $356.9 million and $592.6 million for the three and six months ended June 30, 2016, and $359.0 million and $668.7 million for the three and six months ended June 30, 2015, respectively.
The principal balance of sold loans for which we retain servicing was approximately $1.2 billion at June 30, 2016 and $1.3 billion at December 31, 2015. Income from loans sold, excluding servicing, was $5.9 million and $8.9 million for the three and six months ended June 30, 2016, and $4.3 million and $8.9 million for the three and six months ended June 30, 2015, respectively.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Changes in ACL Assumptions
During the first quarter of 2016, due to the consolidation of our separate banking charters, we enhanced our methodology to estimate the ACL on a Company-wide basis. As described previously, for large commercial and CRE loans, we began estimating historic loss factors by separately calculating historic default and LGD rates, instead of directly calculating loss rates for groupings of probability of default and LGD grades using a loss migration approach. For small commercial and CRE loans, we began using roll rate models to forecast probable inherent losses. For consumer loans, we began pooling loans by current loan-to-value, where applicable. The impact of these changes was largely neutral to the total ACL at implementation.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended June 30, 2016
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$463,987	$117,712	$30,195	$611,894
Additions:
Provision for loan losses	25,186	9,621	(315)	34,492
Deductions:
Gross loan and lease charge-offs	(46,635)	(7,839)	(3,155)	(57,629)
Recoveries	14,526	2,073	2,989	19,588
Net loan and lease charge-offs	(32,109)	(5,766)	(166)	(38,041)
Balance at end of period	$457,064	$121,567	$29,714	$608,345

Reserve for unfunded lending commitments
Balance at beginning of period	$56,267	$12,759	$—	$69,026
Provision credited to earnings	(2,744)	(1,502)	—	(4,246)
Balance at end of period	$53,523	$11,257	$—	$64,780

Total allowance for credit losses at end of period
Allowance for loan losses	$457,064	$121,567	$29,714	$608,345
Reserve for unfunded lending commitments	53,523	11,257	—	64,780
Total allowance for credit losses	$510,587	$132,824	$29,714	$673,125

	Six Months Ended June 30, 2016
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$454,277	$113,992	$37,779	$606,048
Additions:
Provision for loan losses	71,061	11,322	(5,746)	76,637
Deductions:
Gross loan and lease charge-offs	(89,865)	(8,814)	(7,060)	(105,739)
Recoveries	21,591	5,067	4,741	31,399
Net loan and lease charge-offs	(68,274)	(3,747)	(2,319)	(74,340)
Balance at end of period	$457,064	$121,567	$29,714	$608,345

Reserve for unfunded lending commitments
Balance at beginning of period	$57,696	$16,526	$616	$74,838
Provision credited to earnings	(4,173)	(5,269)	(616)	(10,058)
Balance at end of period	$53,523	$11,257	$—	$64,780

Total allowance for credit losses at end of period
Allowance for loan losses	$457,064	$121,567	$29,714	$608,345
Reserve for unfunded lending commitments	53,523	11,257	—	64,780
Total allowance for credit losses	$510,587	$132,824	$29,714	$673,125

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$442,072	$131,615	$46,326	$620,013
Additions:
Provision for loan losses	5,941	(4,983)	(392)	566
Adjustment for FDIC-supported/PCI loans	(19)	57	—	38
Deductions:
Gross loan and lease charge-offs	(23,822)	(3,943)	(3,283)	(31,048)
Recoveries	13,598	3,050	3,158	19,806
Net loan and lease charge-offs	(10,224)	(893)	(125)	(11,242)
Balance at end of period	$437,770	$125,796	$45,809	$609,375

Reserve for unfunded lending commitments
Balance at beginning of period	$62,775	$18,937	$575	$82,287
Provision credited to earnings	(2,001)	(298)	(27)	(2,326)
Balance at end of period	$60,774	$18,639	$548	$79,961

Total allowance for credit losses at end of period
Allowance for loan losses	$437,770	$125,796	$45,809	$609,375
Reserve for unfunded lending commitments	60,774	18,639	548	79,961
Total allowance for credit losses	$498,544	$144,435	$46,357	$689,336

	Six Months Ended June 30, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$412,514	$145,009	$47,140	$604,663
Additions:
Provision for loan losses	30,875	(31,870)	67	(928)
Adjustment for FDIC-supported/PCI loans	(57)	57	—	—
Deductions:
Gross loan and lease charge-offs	(39,773)	(4,569)	(6,894)	(51,236)
Recoveries	34,211	17,169	5,496	56,876
Net loan and lease charge-offs	(5,562)	12,600	(1,398)	5,640
Balance at end of period	$437,770	$125,796	$45,809	$609,375

Reserve for unfunded lending commitments
Balance at beginning of period	$58,931	$21,517	$628	$81,076
Provision charged (credited) to earnings	1,843	(2,878)	(80)	(1,115)
Balance at end of period	$60,774	$18,639	$548	$79,961

Total allowance for credit losses at end of period
Allowance for loan losses	$437,770	$125,796	$45,809	$609,375
Reserve for unfunded lending commitments	60,774	18,639	548	79,961
Total allowance for credit losses	$498,544	$144,435	$46,357	$689,336

ZIONS BANCORPORATION AND SUBSIDIARIES

The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	June 30, 2016
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$53,644	$3,648	$6,796	$64,088
Collectively evaluated for impairment	402,559	117,288	22,890	542,737
Purchased loans with evidence of credit deterioration	861	631	28	1,520
Total	$457,064	$121,567	$29,714	$608,345

Outstanding loan balances:
Individually evaluated for impairment	$452,250	$102,806	$78,307	$633,363
Collectively evaluated for impairment	21,432,102	11,170,511	9,168,216	41,770,829
Purchased loans with evidence of credit deterioration	44,012	44,616	8,755	97,383
Total	$21,928,364	$11,317,933	$9,255,278	$42,501,575

	December 31, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$36,909	$3,154	$9,462	$49,525
Collectively evaluated for impairment	417,295	110,417	27,866	555,578
Purchased loans with evidence of credit deterioration	73	421	451	945
Total	$454,277	$113,992	$37,779	$606,048

Outstanding loan balances:
Individually evaluated for impairment	$289,629	$107,341	$92,605	$489,575
Collectively evaluated for impairment	21,129,125	10,193,840	8,712,079	40,035,044
Purchased loans with evidence of credit deterioration	60,260	54,722	9,941	124,923
Total	$21,479,014	$10,355,903	$8,814,625	$40,649,542
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonaccrual loans are summarized as follows:

(In thousands)	June 30, 2016	December 31, 2015
Loans held for sale	$13,570	$—
Commercial:
Commercial and industrial	$340,883	$163,906
Leasing	13,914	3,829
Owner occupied	69,646	73,881
Municipal	893	951
Total commercial	425,336	242,567
Commercial real estate:
Construction and land development	4,610	7,045
Term	51,209	40,253
Total commercial real estate	55,819	47,298
Consumer:
Home equity credit line	11,698	8,270
1-4 family residential	38,600	50,254
Construction and other consumer real estate	627	748
Bankcard and other revolving plans	1,667	537
Other	85	186
Total consumer loans	52,677	59,995
Total	$533,832	$349,860
Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2016
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Loans held for sale	$132,942	$—	$13,570	$13,570	$146,512	$—	$—
Commercial:
Commercial and industrial	$13,622,079	$73,002	$62,042	$135,044	$13,757,123	$10,210	$275,451
Leasing	424,112	—	2,337	2,337	426,449	1,826	13,403
Owner occupied	6,937,243	23,486	27,918	51,404	6,988,647	4,241	39,773
Municipal	756,145	—	—	—	756,145	—	893
Total commercial	21,739,579	96,488	92,297	188,785	21,928,364	16,277	329,520
Commercial real estate:
Construction and land development	2,062,760	23,699	1,791	25,490	2,088,250	—	2,558
Term	9,193,382	13,119	23,182	36,301	9,229,683	11,254	36,774
Total commercial real estate	11,256,142	36,818	24,973	61,791	11,317,933	11,254	39,332
Consumer:
Home equity credit line	2,495,556	6,230	5,390	11,620	2,507,176	—	4,687
1-4 family residential	5,649,946	10,936	19,168	30,104	5,680,050	288	15,742
Construction and other consumer real estate	411,212	7,504	583	8,087	419,299	314	308
Bankcard and other revolving plans	456,443	2,217	1,047	3,264	459,707	861	1,332
Other	188,322	715	9	724	189,046	—	52
Total consumer loans	9,201,479	27,602	26,197	53,799	9,255,278	1,463	22,121
Total	$42,197,200	$160,908	$143,467	$304,375	$42,501,575	$28,994	$390,973

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2015
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$13,114,045	$60,523	$36,913	$97,436	$13,211,481	$3,065	$117,942
Leasing	440,963	183	520	703	441,666	—	3,309
Owner occupied	7,085,086	37,776	27,166	64,942	7,150,028	3,626	43,984
Municipal	668,207	7,586	46	7,632	675,839	46	951
Total commercial	21,308,301	106,068	64,645	170,713	21,479,014	6,737	166,186
Commercial real estate:
Construction and land development	1,835,360	842	5,300	6,142	1,841,502	—	1,745
Term	8,469,390	10,424	34,587	45,011	8,514,401	21,697	24,867
Total commercial real estate	10,304,750	11,266	39,887	51,153	10,355,903	21,697	26,612
Consumer:
Home equity credit line	2,407,972	4,717	3,668	8,385	2,416,357	—	3,053
1-4 family residential	5,340,549	14,828	26,722	41,550	5,382,099	1,036	20,939
Construction and other consumer real estate	374,987	8,593	1,660	10,253	385,240	1,337	408
Bankcard and other revolving plans	440,358	1,861	1,561	3,422	443,780	1,217	146
Other	186,436	647	66	713	187,149	—	83
Total consumer loans	8,750,302	30,646	33,677	64,323	8,814,625	3,590	24,629
Total	$40,363,353	$147,980	$138,209	$286,189	$40,649,542	$32,024	$217,427

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.
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
Definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:
Pass – A Pass asset is higher quality and does not fit any of the other categories described below. The likelihood of loss is considered low.
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
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	June 30, 2016
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,393,067	$316,850	$1,047,206	$—	$13,757,123
Leasing	394,633	1,601	30,215	—	426,449
Owner occupied	6,549,125	149,434	290,088	—	6,988,647
Municipal	741,826	—	14,319	—	756,145
Total commercial	20,078,651	467,885	1,381,828	—	21,928,364	$457,064
Commercial real estate:
Construction and land development	2,015,546	64,383	8,321	—	2,088,250
Term	9,020,963	51,872	156,848	—	9,229,683
Total commercial real estate	11,036,509	116,255	165,169	—	11,317,933	121,567
Consumer:
Home equity credit line	2,493,134	—	14,042	—	2,507,176
1-4 family residential	5,636,600	—	43,450	—	5,680,050
Construction and other consumer real estate	417,723	—	1,576	—	419,299
Bankcard and other revolving plans	455,721	—	3,986	—	459,707
Other	188,834	—	212	—	189,046
Total consumer loans	9,192,012	—	63,266	—	9,255,278	29,714
Total	$40,307,172	$584,140	$1,610,263	$—	$42,501,575	$608,345

	December 31, 2015
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,007,076	$399,847	$804,403	$155	$13,211,481
Leasing	411,131	5,166	25,369	—	441,666
Owner occupied	6,720,052	139,784	290,192	—	7,150,028
Municipal	663,903	—	11,936	—	675,839
Total commercial	19,802,162	544,797	1,131,900	155	21,479,014	$454,277
Commercial real estate:
Construction and land development	1,786,610	42,348	12,544	—	1,841,502
Term	8,319,348	47,245	139,036	8,772	8,514,401
Total commercial real estate	10,105,958	89,593	151,580	8,772	10,355,903	113,992
Consumer:
Home equity credit line	2,404,635	—	11,722	—	2,416,357
1-4 family residential	5,325,519	—	56,580	—	5,382,099
Construction and other consumer real estate	381,738	—	3,502	—	385,240
Bankcard and other revolving plans	440,282	—	3,498	—	443,780
Other	186,836	—	313	—	187,149
Total consumer loans	8,739,010	—	75,615	—	8,814,625	37,779
Total	$38,647,130	$634,390	$1,359,095	$8,927	$40,649,542	$606,048

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
When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three and six months ended June 30, 2016 and 2015 was not significant.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three and six months ended June 30, 2016 and 2015:

	June 30, 2016
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$422,844	$81,883	$293,498	$375,381	$49,385
Owner occupied	117,779	66,143	41,654	107,797	4,166
Municipal	1,372	893	—	893	—
Total commercial	541,995	148,919	335,152	484,071	53,551
Commercial real estate:
Construction and land development	18,714	3,152	8,155	11,307	746
Term	125,446	84,530	22,277	106,807	1,545
Total commercial real estate	144,160	87,682	30,432	118,114	2,291
Consumer:
Home equity credit line	27,658	20,796	4,175	24,971	206
1-4 family residential	58,960	26,423	29,691	56,114	6,393
Construction and other consumer real estate	3,400	963	1,853	2,816	103
Other	2,307	160	1,598	1,758	17
Total consumer loans	92,325	48,342	37,317	85,659	6,719
Total	$778,480	$284,943	$402,901	$687,844	$62,561

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2015
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$272,161	$44,190	$163,729	$207,919	$30,538
Owner occupied	141,526	83,024	43,243	126,267	5,486
Municipal	1,430	951	—	951	—
Total commercial	415,117	128,165	206,972	335,137	36,024
Commercial real estate:
Construction and land development	22,791	5,076	9,558	14,634	618
Term	142,239	82,864	34,361	117,225	2,604
Total commercial real estate	165,030	87,940	43,919	131,859	3,222
Consumer:
Home equity credit line	27,064	18,980	5,319	24,299	243
1-4 family residential	74,009	29,540	41,155	70,695	8,736
Construction and other consumer real estate	2,741	989	1,014	2,003	173
Other	3,187	36	2,570	2,606	299
Total consumer loans	107,001	49,545	50,058	99,603	9,451
Total	$687,148	$265,650	$300,949	$566,599	$48,697

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$429,681	$1,176	$317,211	$2,505
Owner occupied	111,165	3,131	113,198	5,557
Municipal	901	—	916	—
Total commercial	541,747	4,307	431,325	8,062
Commercial real estate:
Construction and land development	11,658	695	11,922	1,202
Term	98,234	3,512	96,925	6,871
Total commercial real estate	109,892	4,207	108,847	8,073
Consumer:
Home equity credit line	24,609	367	24,227	744
1-4 family residential	61,481	455	60,372	901
Construction and other consumer real estate	2,829	48	2,814	95
Bankcard and other revolving plans	—	1	—	17
Other	2,086	92	2,294	200
Total consumer loans	91,005	963	89,707	1,957
Total	$742,644	$9,477	$629,879	$18,092

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$174,911	$2,831	$155,584	$4,255
Owner occupied	144,613	3,186	142,817	6,970
Municipal	1,008	—	1,021	—
Total commercial	320,532	6,017	299,422	11,225
Commercial real estate:
Construction and land development	35,562	1,628	36,215	2,177
Term	144,054	5,063	142,439	10,038
Total commercial real estate	179,616	6,691	178,654	12,215
Consumer:
Home equity credit line	25,400	416	24,948	821
1-4 family residential	69,874	534	68,464	1,041
Construction and other consumer real estate	2,497	22	2,529	64
Bankcard and other revolving plans	—	1	1	100
Other	4,176	230	4,463	516
Total consumer loans	101,947	1,203	100,405	2,542
Total	$602,095	$13,911	$578,481	$25,982
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	June 30, 2016
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$293	$13,341	$11	$80	$854	$38,413	$52,992
Owner occupied	2,181	1,106	909	—	7,793	16,919	28,908
Total commercial	2,474	14,447	920	80	8,647	55,332	81,900
Commercial real estate:
Construction and land development	42	—	—	—	—	8,146	8,188
Term	4,606	467	158	978	1,794	13,591	21,594
Total commercial real estate	4,648	467	158	978	1,794	21,737	29,782
Consumer:
Home equity credit line	197	2,315	9,955	—	164	2,702	15,333
1-4 family residential	2,009	344	5,727	256	3,180	30,592	42,108
Construction and other consumer real estate	168	350	15	1,142	—	932	2,607
Other	—	—	124	—	—	—	124
Total consumer loans	2,374	3,009	15,821	1,398	3,344	34,226	60,172
Total accruing	9,496	17,923	16,899	2,456	13,785	111,295	171,854
Nonaccruing
Commercial:
Commercial and industrial	70	308	—	1,182	17,879	71,189	90,628
Owner occupied	1,090	859	—	2,968	266	16,761	21,944
Municipal	—	893	—	—	—	—	893
Total commercial	1,160	2,060	—	4,150	18,145	87,950	113,465
Commercial real estate:
Construction and land development	—	290	—	—	1,726	—	2,016
Term	1,752	1,128	—	—	1,967	9,531	14,378
Total commercial real estate	1,752	1,418	—	—	3,693	9,531	16,394
Consumer:
Home equity credit line	—	601	1,589	46	—	764	3,000
1-4 family residential	—	280	2,060	292	802	6,904	10,338
Construction and other consumer real estate	—	92	—	37	—	53	182
Total consumer loans	—	973	3,649	375	802	7,721	13,520
Total nonaccruing	2,912	4,451	3,649	4,525	22,640	105,202	143,379
Total	$12,408	$22,374	$20,548	$6,981	$36,425	$216,497	$315,233

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2015
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$202	$3,236	$13	$100	$23,207	$34,473	$61,231
Owner occupied	1,999	681	929	—	9,879	16,339	29,827
Total commercial	2,201	3,917	942	100	33,086	50,812	91,058
Commercial real estate:
Construction and land development	94	—	—	—	—	9,698	9,792
Term	4,696	638	166	976	2,249	20,833	29,558
Total commercial real estate	4,790	638	166	976	2,249	30,531	39,350
Consumer:
Home equity credit line	192	2,147	9,763	—	164	3,155	15,421
1-4 family residential	2,669	353	6,747	433	3,440	32,903	46,545
Construction and other consumer real estate	174	384	—	—	—	1,152	1,710
Other	—	—	—	—	—	—	—
Total consumer loans	3,035	2,884	16,510	433	3,604	37,210	63,676
Total accruing	10,026	7,439	17,618	1,509	38,939	118,553	194,084
Nonaccruing
Commercial:
Commercial and industrial	28	455	—	1,879	3,577	49,617	55,556
Owner occupied	685	1,669	—	724	34	16,335	19,447
Municipal	—	951	—	—	—	—	951
Total commercial	713	3,075	—	2,603	3,611	65,952	75,954
Commercial real estate:
Construction and land development	—	333	—	—	3,156	208	3,697
Term	1,844	—	—	—	2,960	5,203	10,007
Total commercial real estate	1,844	333	—	—	6,116	5,411	13,704
Consumer:
Home equity credit line	7	500	1,400	54	—	233	2,194
1-4 family residential	—	275	2,052	136	1,180	7,299	10,942
Construction and other consumer real estate	—	101	17	48	—	44	210
Total consumer loans	7	876	3,469	238	1,180	7,576	13,346
Total nonaccruing	2,564	4,284	3,469	2,841	10,907	78,939	103,004
Total	$12,590	$11,723	$21,087	$4,350	$49,846	$197,492	$297,088

[1]
Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.

ZIONS BANCORPORATION AND SUBSIDIARIES

Unfunded lending commitments on TDRs amounted to approximately $2.3 million at June 30, 2016 and $7.5 million at December 31, 2015.
The total recorded investment of all TDRs in which interest rates were modified below market was $167.4 million at June 30, 2016 and $188.0 million at December 31, 2015. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Commercial:
Commercial and industrial	$(79)	$(64)	$(151)	$(119)
Owner occupied	(50)	(72)	(99)	(184)
Total commercial	(129)	(136)	(250)	(303)
Commercial real estate:
Construction and land development	(1)	(26)	(2)	(63)
Term	(73)	(103)	(153)	(212)
Total commercial real estate	(74)	(129)	(155)	(275)
Consumer:
Home equity credit line	—	—	(1)	(1)
1-4 family residential	(206)	(267)	(436)	(538)
Construction and other consumer real estate	(5)	(7)	(10)	(14)
Total consumer loans	(211)	(274)	(447)	(553)
Total decrease to interest income[1]	$(414)	$(539)	$(852)	$(1,131)

[1]	Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$15,306	$15,306	$—	$17,433	$17,433
Owner occupied	—	3,488	3,488	—	3,488	3,488
Total commercial	—	18,794	18,794	—	20,921	20,921
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Consumer:
Home equity credit line	—	—	—	—	—	—
1-4 family residential	—	318	318	—	318	318
Construction and other consumer real estate	—	—	—	—	—	—
Total consumer loans	—	318	318	—	318	318
Total	$—	$19,112	$19,112	$—	$21,239	$21,239

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$135	$135	$—	$135	$135
Owner occupied	—	1,098	1,098	—	2,057	2,057
Total commercial	—	1,233	1,233	—	2,192	2,192
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	846	846	—	846	846
Total commercial real estate	—	846	846	—	846	846
Consumer:
Home equity credit line	—	—	—	—	—	—
1-4 family residential	—	107	107	—	107	107
Construction and other consumer real estate	—	—	—	—	—	—
Total consumer loans	—	107	107	—	107	107
Total	$—	$2,186	$2,186	$—	$3,145	$3,145
Note: Total loans modified as TDRs during the 12 months previous to June 30, 2016 and 2015 were $161.6 million and $88.7 million, respectively.
At June 30, 2016 and December 31, 2015, the amount of foreclosed residential real estate property held by the Company was approximately $2.8 million and $0.5 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $8.5 million and $12.5 million, respectively.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	June 30, 2016	December 31, 2015

Commercial	$50,951	$72,440
Commercial real estate	53,083	65,167
Consumer	9,482	11,082
Outstanding balance	$113,516	$148,689

Carrying amount	$97,383	$125,029
Less ALLL	1,520	945
Carrying amount, net	$95,863	$124,084
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
Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were $1.7 million at June 30, 2016. There were no amounts of these loans at December 31, 2015.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Balance at beginning of period	$43,105	$50,931	$39,803	$45,055
Accretion	(7,255)	(11,674)	(13,393)	(21,257)
Reclassification from nonaccretable difference	1,140	4,579	9,570	17,860
Disposals and other	1,043	2,866	2,053	5,044
Balance at end of period	$38,033	$46,702	$38,033	$46,702
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
During the three and six months ended June 30, we adjusted the ALLL for acquired loans by recording a provision for loan losses of $1.3 million and $0.9 million in 2016, and $0.3 million and $(0.5) million in 2015, respectively. The provision is net of the ALLL reversals resulting from changes in cash flow estimates, which are discussed subsequently.
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
For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three and six months ended June 30, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $0.1 million and $0.5 million in 2016, and $1.1 million and $2.5 million in 2015, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income.
For the three and six months ended June 30, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $5.6 million and $10.1 million in 2016, and $9.3 million and $16.7 million in 2015, respectively, of additional interest income.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

designated as accounting hedges are not speculative and are used to economically manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements.
Accounting
We record all derivatives on the balance sheet at fair value. Note 10 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting accounting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
Amounts in AOCI are reclassified to interest income as interest is earned on related variable-rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following June 30, 2016, we estimate that an additional $8.7 million will be reclassified.
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
For those derivatives that are not centrally cleared, the counterparties are typically financial institutions or customers of the Company. For those that are financial institutions, we manage our credit exposure through the use of a Credit Support Annex (“CSA”) to International Swaps and Derivative Association (“ISDA”) master agreements. Eligible collateral types are documented by the CSA and controlled under the Company’s general credit policies. Collateral balances are typically monitored on a daily basis. A valuation haircut policy reflects the fact that collateral may fall in value between the date the collateral is called and the date of liquidation or enforcement. In practice, all of the Company’s collateral held as credit risk mitigation under a CSA is cash.
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately offset through matching derivative contracts, such that the Company minimizes its interest rate risk exposure resulting from such transactions. Most of these customers do

ZIONS BANCORPORATION AND SUBSIDIARIES

not have the capability for centralized clearing. Therefore, we manage the credit risk through loan underwriting, which includes a credit risk exposure formula for the swap, the same collateral and guarantee protection applicable to the loan and credit approvals, limits, and monitoring procedures. Fee income from customer swaps is included in other service charges, commissions and fees. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. Nevertheless, the related credit risk is considered and measured when and where appropriate. See Note 6 for further discussion of our underwriting, collateral requirements, and other procedures used to address credit risk.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At June 30, 2016, the fair value of our derivative liabilities was $127.8 million, for which we were required to pledge cash collateral of approximately $110.7 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at June 30, 2016, the additional amount of collateral we could be required to pledge is approximately $2.9 million. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at June 30, 2016 and December 31, 2015, and the related gain (loss) of derivative instruments for the six months ended June 30, 2016 and 2015 is summarized as follows:

	June 30, 2016			December 31, 2015
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	$1,387,500	$27,073	$—	$1,387,500	$5,461	$956
Total derivatives designated as hedging instruments	1,387,500	27,073	—	1,387,500	5,461	956
Derivatives not designated as hedging instruments
Interest rate swaps and forwards	219,708	2,678	406	40,314	—	8
Interest rate swaps for customers [1]	3,755,129	104,996	111,994	3,256,190	51,353	53,843
Foreign exchange	503,426	17,719	15,357	463,064	20,824	17,761
Total derivatives not designated as hedging instruments	4,478,263	125,393	127,757	3,759,568	72,177	71,612
Total derivatives	$5,865,763	$152,466	$127,757	$5,147,068	$77,638	$72,568
1 Notional amounts include both the customer swaps and the offsetting derivative contracts.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [2]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Cash flow hedges [1]:
Interest rate swaps	$7,794	$2,938			$28,490	$5,935
	7,794	2,938			28,490	5,935
Fair value hedges:
Terminated swaps on long-term debt				$—				$—
Total derivatives designated as hedging instruments	7,794	2,938		—	28,490	5,935		—
Derivatives not designated as hedging instruments
Interest rate swaps and forward contracts			$1,921				$2,156
Interest rate swaps for customers			1,237				728
Foreign exchange			2,432				4,668
Total derivatives not designated as hedging instruments			5,590				7,552
Total derivatives	$7,794	$2,938	$5,590	$—	$28,490	$5,935	$7,552	$—

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [2]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [3]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Cash flow hedges [1]:
Interest rate swaps	$(424)	$1,218			$3,829	$2,234
	(424)	1,218			3,829	2,234
Fair value hedges:
Terminated swaps on long-term debt				$465				$933
Total derivatives designated as hedging instruments	(424)	1,218		465	3,829	2,234		933
Derivatives not designated as hedging instruments
Interest rate swaps for customers			$3,873				$4,390
Futures contracts			—				1
Foreign exchange			1,697				4,432
Total derivatives not designated as hedging instruments			5,570				8,823
Total derivatives	$(424)	$1,218	$5,570	$465	$3,829	$2,234	$8,823	$933
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the change in fair value of the derivative.

[2]
Amounts for the three and six months ended June 30, of $2.9 million and $5.9 million in 2016, and $1.2 million and $2.2 million in 2015, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 8.

ZIONS BANCORPORATION AND SUBSIDIARIES

The fair value of derivative assets was reduced by a net credit valuation adjustment of $7.0 million and $1.7 million at June 30, 2016 and 2015, respectively. The adjustment for derivative liabilities was not significant at June 30, 2016 and 2015. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

8.	DEBT AND SHAREHOLDERS’ EQUITY
Long-term debt is summarized as follows:

(In thousands)	June 30, 2016	December 31, 2015

Junior subordinated debentures related to trust preferred securities	$164,950	$164,950
Subordinated notes	246,357	246,170
Senior notes	286,578	400,334
Capital lease obligations	827	912
Total	$698,712	$812,366
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or unamortized debt issuance costs. The amount of long-term debt as of December 31, 2015 presented in the schedule differs from the amount in our 2015 10-K as a result of the reclassification of unamortized debt issuance costs to long-term debt in compliance with ASU 2015-03.
Debt Redemptions and Maturities
During the first six months of 2016, $89 million of our 4.0% senior notes matured. In addition, we purchased $15 million of our 4.5% senior notes and redeemed $11 million of our 3.6% senior medium-term notes.
We have elected to exercise our right to redeem the junior subordinated debentures related to trust preferred securities issued to the following trusts, or intend to make such election when notice provisions allow. Redemptions will occur at the next payment date.

(In thousands)	Balance	Coupon rate [1]	Next payment date

Amegy Statutory Trust I	$51,547	3mL+2.85%	September 17, 2016
Amegy Statutory Trust II	36,083	3mL+1.90%	October 7, 2016
Amegy Statutory Trust III	61,856	3mL+1.78%	September 15, 2016
Stockmen’s Statutory Trust II	7,732	3mL+3.15%	September 26, 2016
Stockmen’s Statutory Trust III	7,732	3mL+2.89%	September 17, 2016
Total	$164,950

[1]	Designation of “3mL” is three-month London Interbank Offered Rate (“LIBOR”).
Shareholders’ Equity
On April 25, 2016, we launched a tender offer to purchase up to $120 million par amount of certain outstanding preferred stock. Our preferred stock decreased by $119 million in the second quarter of 2016 as a result of the tender offer, including the purchase of $27 million of its Series I preferred stock, $59 million of its Series J preferred stock, and $33 million of its Series G preferred stock for an aggregate cash payment of 126 million. The total one-time reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $9.8 million.
Accumulated other comprehensive income (loss) increased to $24 million at June 30, 2016 from $(12) million at March 31, 2016 and $(55) million at December 31, 2015, primarily as a result of improvement in the fair value of the Company’s AFS securities portfolio due largely to changes in the interest rate environment.

ZIONS BANCORPORATION AND SUBSIDIARIES

Basel III Capital Framework
Effective January 1, 2015, we adopted the new Basel III capital framework that was issued by the Federal Reserve for U.S. banking organizations. We adopted the new capital rules on a phase-in basis and will adopt the fully phased-in requirements effective January 1, 2019.
Accumulated Other Comprehensive Income
Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Six Months Ended June 30, 2016
Balance at December 31, 2015	$(18,369)	$1,546	$(37,789)	$(54,612)
Other comprehensive income (loss) before reclassifications, net of tax	65,027	17,615	(665)	81,977
Amounts reclassified from AOCI, net of tax	(33)	(3,680)	—	(3,713)
Other comprehensive income (loss)	64,994	13,935	(665)	78,264
Balance at June 30, 2016	$46,625	$15,481	$(38,454)	$23,652
Income tax expense included in other comprehensive income	$40,322	$8,407	$665	$49,394
Six Months Ended June 30, 2015
Balance at December 31, 2014	$(91,921)	$2,226	$(38,346)	$(128,041)
Other comprehensive income before reclassifications, net of tax	4,131	4,308	—	8,439
Amounts reclassified from AOCI, net of tax	85,812	(1,382)	—	84,430
Other comprehensive income	89,943	2,926	—	92,869
Balance at June 30, 2015	$(1,978)	$5,152	$(38,346)	$(35,172)
Income tax expense included in other comprehensive income	$58,778	$1,867	$—	$60,645

	Amounts reclassified from AOCI [1]				Statement of income (SI) Balance sheet (BS)
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2016	2015	2016	2015		Affected line item

Net realized gains (losses) on investment securities	$25	$(138,436)	$53	$(138,675)	SI	Fixed income securities gains (losses), net
Income tax expense (benefit)	9	(52,772)	20	(52,863)
Amounts reclassified from AOCI	$16	$(85,664)	$33	$(85,812)
Net unrealized gains on derivative instruments	$2,938	$1,218	$5,935	$2,234	SI	Interest and fees on loans
Income tax expense	1,116	465	2,255	852
Amounts Reclassified from AOCI	$1,822	$753	$3,680	$1,382

[1]	Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

9.	INCOME TAXES
The effective income tax rate of 34.6% for the second quarter of 2016 was higher than the 2015 second quarter rate of 28.3%. The tax rates for both the second quarter of 2016 and 2015 were benefited primarily by the non-taxability of certain income items. The tax rate for the second quarter of 2016 was higher compared to the same period in 2015 due to a decrease in the proportion of nontaxable items relative to pretax income for that period. On a year-to-date basis, the 2016 tax rate of 33.2% was lower than the 2015 tax rate of 34.8%. The year-to-date tax rates for 2016 and 2015 were similarly impacted by the above-discussed permanent items. However, the 2016 effective tax rate was further benefited by the release of various state uncertain tax positions.

ZIONS BANCORPORATION AND SUBSIDIARIES

Net deferred tax assets were approximately $164 million at June 30, 2016 and $203 million at December 31, 2015. We evaluate deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of June 30, 2016.

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
Third Party Service Providers
We use a third party pricing service to fair value measurements for approximately 89% of our AFS Level 2 securities. Fair value measurements for other AFS Level 2 generally use certain inputs corroborated by market data and include standard form discounted cash flow modeling.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Municipal Securities
Municipal securities are measured under Level 2 generally using the third party pricing service or an internal model. Valuation inputs include Baa municipal curves, as well as FHLB and LIBOR swap curves. Our valuation methodology for non-rated municipal securities changed at year-end to utilize more observable inputs, primarily municipal market yield curves, compared to our previous valuation method. The resulting values were determined to be Level 2.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	June 30, 2016
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$8,695,993	$—	$8,695,993
Municipal securities		673,267		673,267
Other debt securities		21,556		21,556
Money market mutual funds and other	85,545	728		86,273
	85,545	9,391,544	—	9,477,089
Trading account		118,775		118,775
Other noninterest-bearing investments:
Bank-owned life insurance		491,725		491,725
Private equity investments			122,257	122,257
Other assets:
Agriculture loan servicing and interest-only strips			18,228	18,228
Deferred compensation plan assets	83,706			83,706
Derivatives:
Interest rate swaps and forwards		29,751		29,751
Interest rate swaps for customers		104,996		104,996
Foreign currency exchange contracts	17,719			17,719
	17,719	134,747	—	152,466
	$186,970	$10,136,791	$140,485	$10,464,246
LIABILITIES
Securities sold, not yet purchased	$1,609	$—	$—	$1,609
Other liabilities:
Deferred compensation plan obligations	83,706			83,706
Derivatives:
Interest rate swaps and forwards		406		406
Interest rate swaps for customers		111,994		111,994
Foreign currency exchange contracts	15,357			15,357
	15,357	112,400	—	127,757
	$100,672	$112,400	$—	$213,072

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$7,100,844	$—	$7,100,844
Municipal securities		418,695		418,695
Other debt securities		22,941		22,941
Money market mutual funds and other	61,807	38,829		100,636
	61,807	7,581,309	—	7,643,116
Trading account		48,168		48,168
Other noninterest-bearing investments:
Bank-owned life insurance		485,978		485,978
Private equity investments			120,027	120,027
Other assets:
Agriculture loan servicing and interest-only strips			13,514	13,514
Deferred compensation plan assets	84,570			84,570
Derivatives:
Interest rate swaps and forwards		5,966		5,966
Interest rate swaps for customers		51,353		51,353
Foreign currency exchange contracts	20,824			20,824
	20,824	57,319	—	78,143
	$167,201	$8,172,774	$133,541	$8,473,516
LIABILITIES
Securities sold, not yet purchased	$30,158	$—	$—	$30,158
Other liabilities:
Deferred compensation plan obligations	84,570			84,570
Derivatives:
Interest rate swaps and forwards		835		835
Interest rate swaps for customers		53,843		53,843
Foreign currency exchange contracts	17,761			17,761
	17,761	54,678	—	72,439
	$132,489	$54,678	$—	$187,167

ZIONS BANCORPORATION AND SUBSIDIARIES

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended June 30, 2016
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at March 31, 2016	$—	$—	$—	$119,222	$17,067	$—
Net gains (losses) included in:
Statement of income:
Dividends and other investment income				130
Equity securities gains, net				2,555
Other noninterest income					1,531
Purchases				4,515
Sales				(3,378)
Redemptions and paydowns				(787)	(370)
Balance at June 30, 2016	$—	$—	$—	$122,257	$18,228	$—

	Level 3 Instruments
	Six Months Ended June 30, 2016
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2015	$—	$—	$—	$120,027	$13,514	$—
Net gains (losses) included in:
Statement of income:
Dividends and other investment losses				(1,354)
Equity securities gains, net				546
Other noninterest income					4,991
Purchases				7,316	368
Sales				(3,414)
Redemptions and paydowns				(864)	(645)
Balance at June 30, 2016	$—	$—	$—	$122,257	$18,228	$—

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Three Months Ended June 30, 2015
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at March 31, 2015	$2,465	$438,338	$4,803	$105,232	$12,001	$—
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	1	214
Dividends and other investment losses				(1,633)
Equity securities gains, net				714
Fixed income securities losses, net	(375)	(136,368)	(606)
Other noninterest income					1,483
Other comprehensive income (loss)	560	148,496	(116)
Purchases				7,262	210
Sales	(2,651)	(437,442)	(4,081)	(991)
Redemptions and paydowns		(13,238)		(469)	(192)
Balance at June 30, 2015	$—	$—	$—	$110,115	$13,502	$—

	Level 3 Instruments
	Six Months Ended June 30, 2015
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2014	$4,164	$393,007	$4,761	$97,649	$12,227	$(13)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	3	471
Dividends and other investment losses				(559)
Equity securities gains, net				3,967
Fixed income securities losses, net	(344)	(136,691)	(606)
Other noninterest income					1,487
Other noninterest expense						13
Other comprehensive income (loss)	687	141,547	(74)
Fair value of HTM securities reclassified as AFS		57,308
Purchases				12,314	381
Sales	(2,651)	(440,055)	(4,081)	(2,508)
Redemptions and paydowns	(1,859)	(15,587)		(748)	(593)
Balance at June 30, 2015	$—	$—	$—	$110,115	$13,502	$—
No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three and six months ended June 30, 2016 and 2015.
The preceding reconciling amounts using Level 3 inputs include the following realized amounts in the statement of income:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015

Dividends and other investment income	$—	$4	$—	$4
Fixed income securities losses, net	—	(137,349)	—	(137,641)
Equity securities gains (losses), net	93	(674)	93	(674)

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes during the year-to-date period measured on a nonrecurring basis.

(In thousands)	Fair value at June 30, 2016				Fair value at December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1,477	$1,477	$—	$—	$10,707	$10,707
Impaired loans	—	51,033	—	51,033	—	10,991	—	10,991
Other real estate owned	—	3,660	—	3,660	—	2,388	—	2,388
	$—	$54,693	$1,477	$56,170	$—	$13,379	$10,707	$24,086
The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
ASSETS
Private equity investments, carried at cost	$—	$(1,125)	$(342)	$(2,278)
Impaired loans	(14,796)	(2,808)	(29,487)	(5,357)
Other real estate owned	(563)	(310)	(600)	(1,318)
	$(15,359)	$(4,243)	$(30,429)	$(8,953)
During the three and six months ended June 30, we recognized net gains of $1.0 million and $2.9 million in 2016 and $1.1 million and $1.9 million in 2015 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $4.7 million and $10.1 million during the six months ended June 30, 2016 and 2015, respectively. Previous to their sale in these periods, we recognized impairment on these properties of an insignificant amount in 2016 and 2015.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $17.9 million at June 30, 2016 and $25.3 million at December 31, 2015. Amounts of other noninterest-bearing investments carried at cost were $191.2 million at June 30, 2016 and $191.5 million at December 31, 2015, which were comprised of Federal Reserve and FHLB stock.
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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	June 30, 2016			December 31, 2015
(In thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$713,392	$720,991	2	$545,648	$552,088	2
Loans and leases (including loans held for sale), net of allowance	42,039,742	42,184,148	3	40,193,374	39,535,365	3
Financial liabilities:
Time deposits	2,336,088	2,343,427	2	2,130,680	2,129,742	2
Foreign deposits	117,708	117,690	2	294,391	294,321	2
Long-term debt	698,712	738,760	2	812,366	838,796	2
This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. Financial instruments for which carrying values approximate fair value include cash and due from banks, money market investments, demand, savings and money market deposits, federal funds purchased and security repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable on demand at the reporting date. Carrying value is used because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

11.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In thousands)	June 30, 2016	December 31, 2015

Net unfunded commitments to extend credit [1]	$17,524,020	$17,169,785
Standby letters of credit:
Financial	771,167	661,554
Performance	204,922	216,843
Commercial letters of credit	46,254	18,447
Total unfunded lending commitments	$18,546,363	$18,066,629

[1]	Net of participations
The Company’s 2015 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At June 30, 2016, the Company had recorded approximately $4.7 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $1.9 million attributable to the RULC and $2.8 million of deferred commitment fees.
At June 30, 2016, the Parent has guaranteed $165 million of debt of affiliated trusts issuing trust preferred securities.
At June 30, 2016, we had unfunded commitments for PEIs of approximately $20 million. These obligations have no stated maturity. Certain PEIs related to these commitments are prohibited by the Volcker Rule. See related discussions about these investments in Notes 5 and 10.
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
As of June 30, 2016, we were subject to the following material litigation and governmental inquiries:

•
a class action case, Reyes v. Zions First National Bank, et. al., which was brought in the United States District Court for the Eastern District of Pennsylvania in early 2010. This case relates to payment processing services provided by Modern Payments, a small subsidiary of Zions, to ten of its customers that allegedly engaged in wrongful telemarketing practices. The plaintiff has been seeking a trebled monetary award under the federal RICO Act. During the second quarter of 2016, the parties reached an agreement in principle to settle the case for $37.50 million to $37.75 million, (with the amount within that range dependent upon the outcome of certain contingencies). A definitive settlement agreement on those terms was executed by the parties and preliminarily approved by the District Court in July 2016. The settlement agreement is subject to further court process and final approval by the District Court. These further steps are likely to take place over the remainder of 2016. There can be no assurance that the settlement agreement will ultimately be approved by the District

ZIONS BANCORPORATION AND SUBSIDIARIES

Court or become effective. As of December 31, 2015, we had fully reserved for our obligations with respect to the settlement, so the settlement did not cause us to incur additional settlement expenses in the second quarter. A portion of the settlement amount is covered by our insurance policies and will be funded by our insurers.

•
a governmental inquiry into our payment processing practices relating primarily to the allegedly fraudulent telemarketers at issue in the Reyes case, discussed above (conducted by the Department of Justice). Our first contact with the Department of Justice relating to this matter occurred in early 2013. We understand that the Department of Justice desires to pursue claims against us. We have engaged in preliminary settlement discussions with the Department of Justice. There can be no assurance, however, that the parties will be able to settle this matter.

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

•
a civil suit, Liu Aifang, et al. v. Velocity VIII, et al., (“Aifang”) brought against us in the United States District Court for the Central District of California in April 2015. The case relates to our banking relationships with customers who were approved promoters of an EB-5 Visa Immigrant Investment Program that allegedly misappropriated investors’ funds. On September 30, 2015, the Court granted in part and denied in part our motion to dismiss plaintiffs’ claims.  The plaintiffs’ remaining claims assert negligence, conversion and that the bank aided and abetted the promoter customers’ conversion of the investors’ funds deposited with us. Fact discovery has been completed and trial is scheduled for mid-September 2016. In early August 2016 we entered into a settlement agreement with the plaintiffs. The settlement is subject to additional court process and there can be no assurance that it will ultimately become effective. We do not believe the settlement will have a material effect on our financial results.

•
a civil suit, Shou-En Wang v. CB&T (“Wang”), brought against us in Superior Court for Los Angeles County, Central District in April 2016. This recently filed case makes similar allegations to those in the Aifang case, but is brought by other plaintiffs.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of June 30, 2016, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $20 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

12.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended June 30,						Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015

Service cost	$—	$—	$—	$—	$5	$8	$—	$—	$—	$—	$10	$16
Interest cost	1,762	1,783	101	101	10	10	3,525	3,566	201	201	19	20
Expected return on plan assets	(2,754)	(3,090)	—	—	—	—	(5,509)	(6,180)	—	—	—	—
Amortization of net actuarial (gain) loss	1,659	1,574	29	31	(17)	(13)	3,319	3,147	59	62	(33)	(26)
Net periodic benefit cost (credit)	$667	$267	$130	$132	$(2)	$5	$1,335	$533	$260	$263	$(4)	$10
As disclosed in the Company’s 2015 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

13.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. Following the close of business on December 31, 2015, we completed the merger of our subsidiary banks and certain non-banking subsidiaries, including Zions Management Services Company (“ZMSC”), with and into a single bank, ZB, N.A. We continue to manage our banking operations under our existing brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. Performance assessment and resource allocation are based upon this geographical structure. Due to the charter consolidation, we have moved to an internal funds transfer pricing allocation system to report results of operations for business segments. This process continues to be refined. Total average loans and deposits presented for the banking segments do not include intercompany amounts between banking segments, but may include deposits with the Other segment. Prior period amounts have been reclassified to reflect these changes.
As of June 30, 2016, Zions Bank operates 99 branches in Utah, 24 branches in Idaho, and one branch in Wyoming. Amegy operates 75 branches in Texas. CB&T operates 94 branches in California. NBAZ operates 65 branches in Arizona. NSB operates 49 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon. Effective April 1, 2015, TCBO was merged into TCBW.

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
The following schedule presents selected operating segment information for the three months ended June 30, 2016 and 2015:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015

SELECTED INCOME STATEMENT DATA
Net interest income	$158.8	$154.1	$122.0	$115.5	$114.0	$107.1	$48.3	$45.5	$30.6	$31.3
Provision for loan losses	0.1	(8.4)	30.7	13.9	4.1	(3.5)	—	2.7	0.8	(3.0)
Net interest income after provision for loan losses	158.7	162.5	91.3	101.6	109.9	110.6	48.3	42.8	29.8	34.3
Noninterest income	36.7	33.7	28.1	30.5	16.4	18.2	10.0	9.7	9.7	9.5
Noninterest expense	97.9	109.3	75.1	93.3	64.0	79.0	32.2	37.1	30.8	34.1
Net Income (loss) before taxes	$97.5	$86.9	$44.3	$38.8	$62.3	$49.8	$26.1	$15.4	$8.7	$9.7

SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$12,600	$12,091	$10,761	$10,159	$9,260	$8,472	$4,008	$3,846	$2,274	$2,357
Total deposits	15,977	15,953	10,959	11,246	10,882	9,865	4,582	4,292	4,103	3,902

	Vectra		TCBW		Other		Consolidated Company
	2016	2015	2016	2015	2016	2015	2016	2015

SELECTED INCOME STATEMENT DATA
Net interest income	$29.7	$29.7	$9.5	$8.9	$(48.1)	$(68.4)	$464.8	$423.7
Provision for loan losses	(2.7)	(0.3)	1.4	(0.8)	—	—	34.4	0.6
Net interest income after provision for loan losses	32.4	30.0	8.1	9.7	(48.1)	(68.4)	430.4	423.1
Noninterest income	5.5	5.3	1.4	1.0	17.9	(112.6)	125.7	(4.7)
Noninterest expense	21.1	24.4	5.1	(1.5)	55.7	23.3	381.9	399.0
Net Income (loss) before taxes	$16.8	$10.9	$4.4	$12.2	$(85.9)	$(204.3)	$174.2	$19.4

SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$2,415	$2,401	$777	$721	$13	$84	$42,108	$40,131
Total deposits	2,667	2,831	947	852	(167)	(816)	49,950	48,125

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the six months ended June 30, 2016 and 2015:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015

SELECTED INCOME STATEMENT DATA
Net interest income	$313.4	$307.1	$240.1	$232.8	$220.5	$210.7	$94.8	$89.6	$61.2	$62.2
Provision for loan losses	(30.5)	(13.0)	135.2	25.1	1.0	(7.6)	1.8	3.4	(24.7)	(11.7)
Net interest income after provision for loan losses	343.9	320.1	104.9	207.7	219.5	218.3	93.0	86.2	85.9	73.9
Noninterest income	72.7	64.7	57.2	59.7	32.5	32.3	19.5	17.9	19.2	18.3
Noninterest expense	195.0	216.9	160.8	186.3	132.5	153.0	64.7	74.2	61.6	66.5
Net Income (loss) before taxes	$221.6	$167.9	$1.3	$81.1	$119.5	$97.6	$47.8	$29.9	$43.5	$25.7

SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$12,453	$12,096	$10,566	$10,217	$9,083	$8,487	$3,936	$3,805	$2,269	$2,371
Total deposits	15,839	15,871	11,116	11,384	10,681	9,783	4,513	4,235	4,057	3,829

	Vectra		TCBW		Other		Consolidated Company
	2016	2015	2016	2015	2016	2015	2016	2015

SELECTED INCOME STATEMENT DATA
Net interest income	$60.3	$58.5	$18.8	$17.0	$(91.4)	$(136.8)	$917.7	$841.1
Provision for loan losses	(5.9)	3.5	(0.4)	(0.6)	0.1	—	76.6	(0.9)
Net interest income after provision for loan losses	66.2	55.0	19.2	17.6	(91.5)	(136.8)	841.1	842.0
Noninterest income	11.3	10.4	2.3	2.0	27.8	(92.6)	242.5	112.7
Noninterest expense	42.6	48.4	10.1	6.3	110.2	40.4	777.5	792.0
Net Income (loss) before taxes	$34.9	$17.0	$11.4	$13.3	$(173.9)	$(269.8)	$306.1	$162.7

SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$2,434	$2,379	$755	$717	$60	$83	$41,556	$40,155
Total deposits	2,725	2,700	950	841	(128)	(837)	49,753	47,806

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	HECL	Home Equity Credit Line
AFS	Available-for-Sale	HQLA	High-Quality Liquid Assets
ALCO	Asset/Liability Committee	HTM	Held-to-Maturity
ALLL	Allowance for Loan and Lease Losses	IFRS	International Financial Reporting Standards
Amegy	Amegy Bank, a division of ZB, N.A.	ISDA	International Swaps and Derivative Association
AOCI	Accumulated Other Comprehensive Income	LCR	Liquidity Coverage Ratio
ASC	Accounting Standards Codification	LGD	Loss Given Default
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
ATM	Automated Teller Machine	NAV	Net Asset Value
BOLI	Bank-Owned Life Insurance	NBAZ	National Bank of Arizona, a division of ZB, N.A.
bps	basis points	NIM	Net Interest Margin
CAC	Credit Administration Committee	NSB	Nevada State Bank, a division of ZB, N.A.
CB&T	California Bank & Trust, a division of ZB, N.A.	NSFR	Net Stable Funding Ratio
CCAR	Comprehensive Capital Analysis and Review	NYMEX	New York Mercantile Exchange
CDO	Collateralized Debt Obligation	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1 (Basel III)	OCI	Other Comprehensive Income
CFPB	Consumer Financial Protection Bureau	OREO	Other Real Estate Owned
CLTV	Combined Loan-to-Value Ratio	OTC	Over-the-Counter
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OTTI	Other-Than-Temporary Impairment
CRE	Commercial Real Estate	Parent	Zions Bancorporation
CSA	Credit Support Annex	PCI	Purchase Credit-Impaired
CSV	Cash Surrender Value	PEIs	Private Equity Investments
DFAST	Dodd-Frank Act Stress Test	PPNR	Pre-provision Net Revenue
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	ROC	Risk Oversight Committee
DTA	Deferred Tax Asset	RULC	Reserve for Unfunded Lending Commitments
EITF	Emerging Issues Task Force	SBA	Small Business Administration
ERM	Enterprise Risk Management	SBICs	Small Business Investment Companies
ERMC	Enterprise Risk Management Committee	SEC	Securities and Exchange Commission
EVE	Economic Value of Equity at Risk	SNCs	Shared National Credits
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	SVC	Securities Valuation Committee
FASB	Financial Accounting Standards Board	TCBO	The Commerce Bank of Oregon, a division of ZB, N.A.
FDIC	Federal Deposit Insurance Corporation	TCBW	The Commerce Bank of Washington, a division of ZB, N.A.
FHLB	Federal Home Loan Bank	TDR	Troubled Debt Restructuring
FHLMC	Federal Home Loan Mortgage Corporation, or “Freddie Mac”	Vectra	Vectra Bank Colorado, a division of ZB, N.A.
FNMA	Federal National Mortgage Association, or “Fannie Mae”	VIE	Variable Interest Entity
FRB	Federal Reserve Board	ZB, N.A.	ZB, National Association
GAAP	Generally Accepted Accounting Principles	Zions Bank	Zions Bank, a division of ZB, N.A.
GNMA	Government National Mortgage Association, or “Ginnie Mae”	ZMSC	Zions Management Services Company
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2015 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Executive Summary
Net earnings applicable to common shareholders for the second quarter of 2016 was $90.6 million, or $0.44 per diluted common share, compared to net earnings applicable to common shareholders of $78.8 million, or $0.38 per diluted common share for the first quarter of 2016, and $(1.1) million, or $(0.01) per diluted common share for the second quarter of 2015. The Company’s second quarter 2015 results included a $137 million pre-tax loss from the sale of remaining collateralized debt obligations (“CDOs”). Excluding this loss, net earnings applicable to common shareholders was $83.4 million, $0.41 per diluted common share for the same quarter.
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
The Company expects to continue to benefit from these initiatives to create efficiencies and improve customer experience.
Financial Performance Targets
Following are the targeted financial performance outcomes of these organizational changes, and associated operational and technological initiatives with some brief comments regarding current performance against these measures:

•
Maintain adjusted noninterest expense less than $1.58 billion in 2016, although increasing somewhat in 2017; this target excludes those same expense items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 90 for more information regarding the calculation of the efficiency ratio). For the second quarter of 2016 adjusted noninterest expense was $384.3 million and first quarter adjusted noninterest expense was $396.0 million, leading to an annualized amount of $1.56 billion, which is consistent with our commitment to hold adjusted noninterest expense to less than $1.58 billion in 2016.

•
Achieve an efficiency ratio less than 66% in 2016, and in the low 60s by fiscal year-end 2017, driven by expense and revenue initiatives detailed below; the announced target assumes a slight increase in interest rates. Our efficiency ratio improved 399 bps to 64.5% for the second quarter of 2016 compared with 68.5% during the first quarter of 2016, and improved 659 bps compared with an efficiency ratio of 71.1% for the second quarter of 2015. The 2016 year-to-date ratio is 66.5%, which is an improvement of 502 bps compared with the efficiency ratio of 71.5% for the first six months of 2015. We show the efficiency ratio for six-month periods, in addition to the three-month periods, in order to illustrate the trend over longer periods as quarterly fluctuations may not be reflective of the prevailing trend, while yearly results may not accurately reflect the pace of change. We are committed to achieving an efficiency ratio less than 66% in 2016. See “GAAP to Non-GAAP Reconciliations” on page 90 for more information regarding the calculation of the efficiency ratio.

•
Achieve annual gross pretax cost savings of $120 million from operational expense initiatives by year-end 2017, which include overhauling technology, consolidating legal charters, and improving operating efficiency across the Company. We remain on track and expect to exceed 80% of our target to reduce gross expenses by the end of 2016, which is assisting us in our ability to hold expenses flat.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Areas Experiencing Strength in the Second Quarter and First Six Months of 2016
Net interest income, which is more than three-quarters of our revenue, was $464.8 million in the second quarter of 2016 and $452.8 million and $423.7 million in the first quarter of 2016 and second quarter of 2015, respectively. Year-to-date net interest income is also up in 2016, increasing 9.1% to $917.7 million in 2016 from $841.1 in 2015. The increase in net interest income was due to our effort to change the mix of interest-earning assets from lower-yielding money market securities into higher-yielding loans and investment securities and to reduce interest expense related to long-term debt. The average investment securities portfolio for the second quarter of 2016 grew by $4.4 billion compared to the same prior year period, which resulted in a $20.1 million increase in interest income on investment securities over the same quarters. As a result of tender offers, early calls and maturities, the average balance of long-term debt for the second quarter of 2016 decreased by $286.1 million compared to the same prior year period, which led to a $9.2 million decrease in interest expense for the second quarter of 2016 compared to the second quarter of 2015. These actions should improve both the Company’s revenue stability under future stressful economic scenarios and current earnings as compared to the alternative of holding money market investments.
Some of the same factors that led to an increase in net interest income also helped improve net interest margin (“NIM”) between the second quarter of 2016 and the first quarter of 2016, which was 3.39% and 3.35% respectively. Although the yield on securities fell slightly between the quarters, it was stable on the Company’s funding base and rose slightly in the loan portfolio. Average loan yields increased 2 bps during the quarter due to changes in the commercial real estate (“CRE”) portfolio. Net interest margin for the second quarter of 2015 was 3.18%. A major driver for the 21 bps increase year-over-year is our strategy to reduce higher cost debt and shift away from lower-yielding money market investments into higher-yielding investment and lending assets.
We continue to generate strong growth in adjusted pre-provision net revenue (“PPNR”), reflecting operating leverage improvement resulting from solid loan growth, a more profitable earning assets mix, and controlled core operating expenses. Adjusted PPNR was $211.5 million in the second quarter of 2016, compared with $182.1 million in the first quarter of 2016 and $160.4 million in the second quarter 2015, representing increases of 16.1% and 31.8%, respectively. These increases in PPNR were due to higher net interest income between the periods, driven by the previously detailed factors. The higher adjusted PPNR in the second quarter of 2016, as well as lower adjusted noninterest expense compared with the second quarter of 2015, led to an improvement in the efficiency ratio from 71.1% to 64.5% between the second quarter 2015 and 2016, respectively. Noninterest expense of $381.9 million for the second quarter of 2016 was $17.1 million lower than it was in the second quarter of 2015. The second quarter of 2015 included approximately $6 million of seasonal share-based compensation; however, even considering this, noninterest expense improved by a significant amount. See “GAAP to Non-GAAP Reconciliations” on page 90 for more information regarding the calculation of adjusted PPNR.
Net loans and leases were $42.5 billion at June 30, 2016, increasing $1.1 billion and $2.5 billion compared to March 31, 2016 and June 30, 2015, respectively. The $1.1 billion loan growth during the second quarter represents a 2.6% (10.5% on an annualized basis based on second quarter growth) increase. This solid growth was widespread across product and geography with particular strength in 1-4 family residential consumer and term CRE loans.
Customer-related fees in the second quarter of 2016 increased by 4.6% compared to the prior quarter and 4.9% from the prior year period. Most of the quarter-over-quarter increase was due to an increase in customer swap fees, credit card and interchange fees, and SBA and mortgage loan sales. In the second quarter of 2016 there was a $1.7 million gain related to the increased valuation of mortgage loans held for sale at quarter end which was attributable to the

ZIONS BANCORPORATION AND SUBSIDIARIES

sharp decline of interest rates at the end of the month of June. As such, we do not expect that specific gain to be repeated, although we continue to experience strong growth in our mortgage business.
Asset quality for the non-oil and gas portfolio remained strong with net charge-offs of $1.0 million remaining relatively stable with the prior quarter. The ratio of nonperforming assets to loans and leases and other real estate owned (“OREO”) decreased to 1.30% at June 30, 2016 from $1.33% at March 31, 2016. Due to weaknesses in the oil and gas-related portfolio, classified loans for the entire loan portfolio increased to $1.6 billion in the second quarter of 2016 from $1.5 billion in the first quarter; however, the percentage of classified loans that were current (performing) between these periods was 88.8% and 87.7%, respectively. Although the amount of classified loans has increased, the performance of these loans has not deteriorated to the same extent.
Areas Experiencing Challenges in the Second Quarter and First Six Months of 2016
The overall credit quality of our loan portfolio remained strong, but the credit quality of our oil and gas-related portfolio experienced some deterioration. Criticized oil and gas-related loan balances decreased $19 million in the second quarter of 2016 relative to the first quarter, an improvement compared to the prior quarter’s deterioration of $197 million. We did experience some continued adverse grade migration in oil and gas-related classified loans, which increased $99 million from the first quarter of 2016. Nonaccrual oil and gas-related loan balances were flat relative to the prior quarter, and of those nonaccruing loans, 89.2% and 90.6% for the second and first quarter of 2016 respectively, were current on their payments of principal and interest. As part of our risk management efforts, we reduced our total oil and gas-related credit exposure to $4.4 billion, a reduction of approximately $271 million during the current quarter and $875 million between second quarter 2016 and the same prior year period.
Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of our revenue. For the second quarter of 2016, taxable-equivalent net interest income was $470.9 million, compared to $458.2 million for the first quarter of 2016 and $428.0 million for the second quarter of 2015.
Net interest margin in 2016 vs. 2015
The NIM was 3.39% and 3.18% for the second quarter of 2016 and 2015, respectively, and 3.35% for the first quarter of 2016. The increased NIM for the second quarter, compared to the same prior year period, resulted primarily from lower rates on long-term debt as a result of tender offers, early calls and maturities of high-cost debt and the change in the mix of interest-earning assets by moving funds from lower-yielding money market investments into available-for-sale (“AFS”) investment securities and loans. Due to market trends and competitive pricing, general yields on interest-earning assets have declined year-over-year; however, interest-earning asset balances continue to increase on variable-rate assets.
The average loan portfolio increased $2.0 billion between the second quarter of 2016 and the second quarter of 2015, the average yield fell by 6 bps over the same period due to a continuation of competitive pricing pressure and depressed interest rates as new loans were originated or existing loans reset or were modified. The yield increased 2 bps between the first quarter of 2016 and the second quarter of 2016 primarily as a result of changes in the yield in CRE term loans.
The average balance of AFS securities for the second quarter of 2016 increased by $4.3 billion, or 93.0%, but the average yield was 6 bps lower compared to the same prior year period. The decrease in the average yield was more than offset by the increase in average balance which produced $19.8 million more of interest income compared with the same prior year quarter.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised 43.7% of average total deposits for the second quarter of 2016, compared to 43.6% for the second quarter of 2015. Average interest-bearing deposits increased by 3.6% in the second quarter of 2016, compared to the same prior year period, while the average rate paid declined by 1 bp to 17 bps. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to borrower deposits, particularly noninterest-bearing deposits, that provide

ZIONS BANCORPORATION AND SUBSIDIARIES

us with a low cost of funds and have a positive impact on our NIM. A significant decrease in the amount of noninterest-bearing deposits may have a negative impact on our NIM.
The average balance of long-term debt was $286.1 million lower for the second quarter of 2016 compared to the same prior year period. The reduced balance was a result of tender offers, early calls, and maturities. The average interest rate paid on long-term debt decreased by 208 bps between the same periods. This is primarily due to higher cost long-term debt maturities in both the third and fourth quarter of 2015. Additionally, $89 million par amount of long-term debt matured late in the second quarter of 2016. We continue to look for opportunities to manage down the cost of funds. Refer to the “Liquidity Risk Management” section beginning on page 83 for more information.
See “Interest Rate and Market Risk Management” on page 79 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.
Interest rate spreads
The spread on average interest-bearing funds was 3.25% and 2.98% for the second quarter of 2016 and 2015, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM.
The mix of interest-earning assets may change over time as we emphasize loan growth in 1-4 family residential and commercial and industrial loans. Although we have experienced strong growth in term CRE, internal concentration limits and risk management practices may reduce the growth rate in future quarters.
In addition, as discussed below, we are continuing to invest in short-to-medium duration U.S. agency pass-through securities that qualify as high-quality liquid assets (“HQLA”); over time we expect these investments to continue to reduce the proportion of earning assets in money market investments, and increase the proportion of AFS securities. Average yields on the loan portfolio may continue to experience modest downward pressure due to competitive pricing and growth in lower-yielding residential mortgages.
We believe that some of the downward pressure on the NIM will be mitigated by lower interest expense on reduced levels of long-term debt due to maturities that occurred towards the end of 2015 and have continued through the first half of 2016. We also believe we can offset some of the pressure on the NIM through loan growth, redeployment of cash held in money market investments to term investment securities, and employment of interest rate swaps designated as cash flow hedges.
We expect to remain “asset-sensitive” (which refers to net interest income increasing as a result of a rising interest rate environment) with regard to interest rate risk. In response to liquidity and liquidity stress-testing regulations, which elevate, relative to historic levels, the proportion of HQLA we will be required to hold, we decided in the second half of 2014 to begin deploying cash into short-to-medium duration U.S. agency pass-through securities. During the second quarter of 2016, we purchased HQLA securities of $1.1 billion at amortized cost, increasing HQLA securities by $626 million after paydowns and payoffs during the quarter. We plan to continue these purchases. Over time these purchases are expected to somewhat reduce our asset sensitivity compared to previous periods. Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, which are a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience due to the prolonged period of very low interest rates. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 79.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(In thousands)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$4,045,333	$5,564	0.55%	$8,414,602	$5,785	0.28%
Securities:
Held-to-maturity	669,372	7,430	4.46	583,349	7,361	5.06
Available-for-sale	8,852,688	42,547	1.93	4,585,760	22,706	1.99
Trading account	78,479	757	3.88	76,706	610	3.19
Total securities	9,600,539	50,734	2.13	5,245,815	30,677	2.35
Loans held for sale	126,045	1,104	3.52	115,377	1,002	3.48
Loans and leases [2]
Commercial	21,934,114	229,098	4.20	21,527,723	226,656	4.22
Commercial real estate	11,169,157	119,695	4.31	10,089,092	112,472	4.47
Consumer	9,004,845	86,821	3.88	8,514,519	82,955	3.91
Total loans and leases	42,108,116	435,614	4.16	40,131,334	422,083	4.22
Total interest-earning assets	55,880,033	493,016	3.55	53,907,128	459,547	3.42
Cash and due from banks	520,769			591,347
Allowance for loan losses	(606,228)			(621,348)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	13,527			22,135
Other assets	2,723,529			2,558,514
Total assets	$59,545,759			$57,471,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,779,999	$9,258	0.14%	$24,514,516	$9,743	0.16%
Time	2,192,366	2,515	0.46	2,300,593	2,464	0.43
Foreign	138,583	96	0.28	325,640	114	0.14
Total interest-bearing deposits	28,110,948	11,869	0.17	27,140,749	12,321	0.18
Borrowed funds:
Federal funds and other short-term borrowings	546,707	321	0.24	214,287	74	0.14
Long-term debt	790,103	9,913	5.05	1,076,178	19,137	7.13
Total borrowed funds	1,336,810	10,234	3.08	1,290,465	19,211	5.97
Total interest-bearing liabilities	29,447,758	22,103	0.30	28,431,214	31,532	0.44
Noninterest-bearing deposits	21,839,395			20,984,073
Other liabilities	596,697			559,722
Total liabilities	51,883,850			49,975,009
Shareholders’ equity:
Preferred equity	778,844			1,004,031
Common equity	6,883,065			6,492,865
Total shareholders’ equity	7,661,909			7,496,896
Total liabilities and shareholders’ equity	$59,545,759			$57,471,905
Spread on average interest-bearing funds			3.25%			2.98%
Taxable-equivalent net interest income and net yield on interest-earning assets		$470,913	3.39%		$428,015	3.18%

[1]	Taxable-equivalent rates used where applicable.

[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(In thousands)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$4,583,908	$12,593	0.55%	$8,215,087	$11,003	0.27%
Securities:
Held-to-maturity	615,706	14,228	4.65	608,001	15,356	5.09
Available-for-sale	8,480,698	85,162	2.02	4,334,279	43,479	2.02
Trading account	65,923	1,229	3.75	73,327	1,208	3.32
Total securities	9,162,327	100,619	2.21	5,015,607	60,043	2.41
Loans held for sale	133,234	2,482	3.75	110,356	1,916	3.50
Loans and leases [2]
Commercial	21,779,124	454,686	4.20	21,551,958	449,990	4.21
Commercial real estate	10,862,513	230,617	4.27	10,086,995	223,285	4.46
Consumer	8,913,872	172,320	3.89	8,516,086	165,991	3.93
Total loans and leases	41,555,509	857,623	4.15	40,155,039	839,266	4.21
Total interest-earning assets	55,434,978	973,317	3.53	53,496,089	912,228	3.44
Cash and due from banks	624,173			667,062
Allowance for loan losses	(603,222)			(615,324)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	14,453			23,239
Other assets	2,701,527			2,558,434
Total assets	$59,186,038			$57,143,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,565,018	$18,646	0.15%	$24,365,220	$19,188	0.16%
Time	2,140,032	4,819	0.45	2,336,344	5,002	0.43
Foreign	186,957	249	0.27	338,684	235	0.14
Total interest-bearing deposits	27,892,007	23,714	0.17	27,040,248	24,425	0.18
Borrowed funds:
Federal funds and other short-term borrowings	407,069	441	0.22	217,002	152	0.14
Long-term debt	799,613	20,007	5.03	1,080,992	38,055	7.10
Total borrowed funds	1,206,682	20,448	3.41	1,297,994	38,207	5.94
Total interest-bearing liabilities	29,098,689	44,162	0.31	28,338,242	62,632	0.45
Noninterest-bearing deposits	21,860,586			20,765,946
Other liabilities	588,075			586,091
Total liabilities	51,547,350			49,690,279
Shareholders’ equity:
Preferred equity	803,667			1,004,023
Common equity	6,835,021			6,449,327
Total shareholders’ equity	7,638,688			7,453,350
Total liabilities and shareholders’ equity	$59,186,038			$57,143,629
Spread on average interest-bearing funds			3.22%			2.99%
Taxable-equivalent net interest income and net yield on interest-earning assets		$929,155	3.37%		$849,596	3.20%

[1]	Taxable-equivalent rates used where applicable.

[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.
Provisions for Credit Losses
The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan losses at an adequate level based on the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments (“RULC”) at an adequate

ZIONS BANCORPORATION AND SUBSIDIARIES

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
During the past few years, we have experienced a significant improvement in credit quality metrics for loans outside the oil and gas-related portfolio; however, in recent quarters we have experienced deterioration in various credit quality metrics primarily associated with oil and gas-related loans. The year-to-date difference between 2016 and 2015 shows an increase in the provision of $77.6 million, which is mainly due to incurred losses in the oil and gas-related portfolio. For the second quarter of 2016 the Company had net charge-offs of $37 million in its oil and gas-related portfolio, compared with $36 million in the first quarter. Non-oil and gas net charge-offs were $1 million for the first six months of 2016 due to recoveries. Overall net charge-offs for the second quarter 2016 were $38 million, up from $11 million for the second quarter of 2015. The increase is predominantly due to credit deterioration in the oil and gas-related portfolio. We expect the quarterly provision for credit losses, which includes the provision for both funded loans and unfunded loan commitments, to be stable relative to the second quarter, assuming no significant adverse change in market conditions.
Nonperforming assets were $556 million at June 30, 2016, compared $357 million at December 31, 2015. The ratio of nonperforming assets to loans and leases and OREO increased to 1.30% at June 30, 2016 from 0.87% at December 31, 2015; however, this figure declined slightly from 1.33% at March 31, 2016. Classified loans increased to $1.6 billion at June 30, 2016 from $1.4 billion at December 31, 2015. Classified loans current as to principal and interest payments, were 88.8% at June 30, 2016, compared to 86.5% at December 31, 2015. Classified loans are loans with well-defined credit weaknesses that are risk graded substandard or doubtful.
The ALLL increased by approximately $2 million since December 31, 2015. In addition to loan growth, the decline in credit quality and the increase of charge-offs in the oil and gas-related portfolio, offset by improvements in the rest of the funded loan portfolio, resulted in a provision of $34.5 million in the second quarter of 2016, compared with $42.1 million in the first quarter of 2016 and $0.6 million in the second quarter of 2015. We continue to exercise caution with regard to the appropriate level of the allowance for loan losses, given the state of the economy and the current volatility in oil and gas prices and the potential for oil and gas prices to remain low for an extended period of time. Refer to the “Oil and Gas-Related Exposure” section on page 70 for more information.
During the second quarter of 2016, we recorded a $(4.2) million provision for unfunded lending commitments compared to a $(5.8) million in the first quarter of 2016 and $(2.3) million in the second quarter of 2015. The negative provision recognized in the second quarter of 2016 is primarily due to improvement, outside of the oil and gas-related portfolio, in portfolio-specific credit quality metrics, sustained improvement in broader economy and credit quality indicators, and changes in the portfolio mix. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, funding, and changes in credit quality.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For the second quarter of 2016 noninterest income was $125.7 million, compared to $(4.7) million for the second quarter of 2015. Year-to-date noninterest income also increased to $242.5 million for the first six months of 2016 from $112.7 million for the same prior year period. The major driver for the increase in noninterest income between 2016 and 2015 was the sale of our remaining CDO portfolio during the second quarter of 2015 which resulted in a pre-tax loss of $136.8 million. Factors impacting changes in noninterest income are described subsequently.
Other service charges, commissions, and fees which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, lending commitment fees, syndication and servicing fees, and other miscellaneous fees, increased by 11.4% to $51.9 million in the second quarter of 2016

ZIONS BANCORPORATION AND SUBSIDIARIES

from $46.6 million for the second quarter of 2015. The main increases relate to higher credit card interchange fees, fees generated on sales of interest rate swaps to clients, and exchange and other fees.
Dividends and other investment income declined by $3.1 million, or 33.4%, to $6.2 million for the second quarter of 2016 from $9.3 million for the same prior year period. The majority of the change stemmed from consolidating seven banking charters into one. Consequently our stock ownership with the Federal Home Loan Banking (“FHLB”) system has decreased $58 million since December 31, 2015. We expect our FHLB dividends to decline by approximately $7 million annually, but only $5 million in 2016 due to the timing of the FHLB stock redemptions. Due to the charter consolidation, where our state-chartered banks had not previously needed to hold stock in the Federal Reserve, our stock with the Federal Reserve remained stable between the first and second quarters of 2016 but has increased by $58 million from December 31, 2015. However, due to the passage of the “Fixing of America’s Surface Transportation” Act, which reduced dividends on Federal Reserve stock, we expect income related to these dividends to decline by approximately $4 million in 2016 compared with 2015.
Fixed income securities gains increased to $25 thousand in the second quarter of 2016 from a loss of $138.4 million in the second quarter of 2015. The large increase was due to losses from the sale of the remaining securities in our CDO portfolio.
Other income decreased to $1.1 million in second quarter 2016 from $5.7 million in the prior year period. The decrease of $4.6 million was primarily a result of a gain on sale of a branch in California that occurred in the second quarter of 2015 and also a reduction of Small Business Administration (“SBA”) interest-only strip income.
The only other significant item impacting noninterest income for the first six months of 2016 not previously discussed is income from equity securities. Equity securities gains for the first six months of 2016 decreased by $6.0 million, compared to the first six months of 2015. The decrease is primarily related to a lower amounts of gains related to our SBIC equity investments.
During the first quarter of 2016 we reclassified bankcard rewards expense from non-interest expense into non-interest income in order to offset the associated revenue (interchange fees) to align with industry practice. This reclassification within other service charges, commission and fees lowered noninterest income (and also decreased other noninterest expense by the same amount). For comparative purposes we also reclassified prior period amounts. This reclassification had no impact on net income.
Noninterest Expense
Noninterest expense decreased by $17.1 million, or 4.3%, to $381.9 million in the second quarter of 2016, compared to the same prior year period. The decrease in noninterest expense was primarily caused by a decrease in seasonal salaries and employee benefits. Year-to-date noninterest expense also decreased to $777.5 million for the first six months of 2016 from $792.0 million for the same prior year period. The major driver for this decrease in the year-to-date variance, in addition to those mentioned for the current quarter, was a reduction in the provision for unfunded lending commitments resulting from improvements in the non-oil and gas-related portfolio as well as some other less impactful items. The following are major components of noninterest expense line items impacting the second quarter change.
Salaries and employee benefits were $241.3 million in the second quarter of 2016, compared to $251.1 million for the same prior year period. This decrease of $9.8 million, or 3.9%, over the prior year period was mainly caused by the timing of approximately $6 million in annual share-based compensation awards, which have historically been granted in the second quarter, but were granted in the first quarter of 2016. Base salaries for the second quarter of 2016 decreased by $2.8 million from the same prior year period as a result of the reduced number of full-time equivalent employees and severance accrual. The number of full-time equivalent employees at June 30, 2016 was 10,064 compared to 10,265 as of June 30, 2015.
Other noninterest expense did not change significantly either between the second quarters of 2016 and 2015 or between the first six months of the same years. Although there were several smaller offsetting balances within other noninterest expense, no significant changes were noted during the comparative periods. Other noninterest expense

ZIONS BANCORPORATION AND SUBSIDIARIES

includes supplies, travel, ATM, telecommunications, certain bankcard expenses, and other general operating expenses.
FDIC premium expense rose by $1.0 million in the second quarter of 2016 compared to the same prior year period due to a higher deposit base and changes in credit quality metrics. We anticipate our FDIC premium expense to rise further in the second half of 2016 due to changes in the premium calculation that is expected to become effective as of July 1, 2016. The FDIC approved a change in deposit insurance assessments that implements a Dodd-Frank Act provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the FDIC insurance fund to 1.35% of insured deposits by the end of 2018, after it reaches a 1.15% reserve ratio. Any additional premiums required in 2016 as a result of this assessment will be partially offset by a reduction in the Company’s overall rate resulting from the consolidation of the individual bank charters.
The only other significant item impacting noninterest expense for the first six months of 2016 not previously discussed is the provision for unfunded lending commitments, which decreased $8.9 million, between the first six months of 2015 and the same period in 2016. Even though credit quality deteriorated in the oil and gas-related portfolio for the first six months of 2016 compared to the same prior year period, improvement in the rest of the portfolio has more than offset this decline and the provision has decreased accordingly.
As discussed in the executive summary section of this document, our goal is to hold adjusted noninterest expense to less than $1.58 billion in 2016. For the first six months of 2016 adjusted noninterest expense was $780.3 million, reflecting our commitment to achieve this goal. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 90 for more information regarding the calculation of the efficiency ratio).
Income Taxes
Income tax expense for the second quarter of 2016 was $60.2 million compared to $5.5 million for the same prior year period in 2015. The effective income tax rates were 34.6% and 28.3% for the second quarter of 2016 and 2015, respectively. The tax rates for the second quarter of 2016 and 2015 were benefited primarily by the non-taxability of certain income items. The tax rate for the second quarter of 2016 was higher compared to the same period in 2015 due to a decrease in the proportion of nontaxable items relative to pretax income for that period. On a year-to-date basis, the 2016 tax rate of 33.2% was lower than the 2015 tax rate of 34.8%. The year-to-date tax rates for 2016 and 2015 were similarly impacted by the above-discussed permanent items. However, the 2016 effective tax rate was further benefited by the release of various state uncertain tax positions. We expect our effective tax rate to be in the range of 34% to 36% for the next six months.
We had a net deferred tax asset (“DTA”) balance of $164 million at June 30, 2016, compared to $203 million at December 31, 2015. The net decrease in the DTA resulted primarily from the payout of accrued compensation and the reduction of unrealized losses in OCI related to securities. The decrease in the deferred tax liabilities, which related to premises and equipment, FHLB stock dividends and the deferred gain on a prior period debt exchange, offset some of the overall decrease in DTA.
Preferred Dividends
Our preferred dividends decreased $1.5 million in the second quarter of 2016 when compared with the second quarter of 2015 and $6.6 million for the first six months of 2016 when compared with the same prior year period. We completed a tender offer in the fourth quarter of 2015 to purchase $176 million of our Series I preferred stock. We also completed a tender offer in the second quarter of 2016 to purchase $119 million of preferred stock. The total one-time reduction to net earnings applicable to common shareholders associated with the preferred stock redemption in the second quarter of 2016 was $9.8 million. At June 30, 2016 the balance of preferred stock was $710 million compared to $828 million at December 31, 2015. Preferred dividends are expected to be $10.4 million for the third quarter of 2016 and first quarter of 2017 and are expected to be $12.4 million for the fourth quarter of 2016 and the second quarter of 2017. Our efficiency initiative announced on June 1, 2015 included a reduction of approximately $20 million of preferred stock dividends on an annual basis, which has now been achieved. On June

ZIONS BANCORPORATION AND SUBSIDIARIES

29, 2016 the Board of Governors of the Federal Reserve System notified us that the Federal Reserve did not object to our board-approved 2016 capital plan, which included redemption of up to $144 million of our preferred stock over the next four quarters.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
The schedule referred to in our discussion of net interest income includes the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, such as money market investments or securities, while maintaining adequate levels of highly liquid assets. As a result of slower economic growth accompanied by moderate loan demand in previous periods, the Company’s initiative to maintain a higher-yielding mix of interest-earning assets caused us to deploy excess funds into highly liquid securities.
Average interest-earning assets were $55.4 billion for the first six months of 2016, compared to $53.5 billion for the first six months of 2015. Average interest-earning assets as a percentage of total average assets for the first six months of 2016 were 93.7%, compared to 93.6% in the corresponding prior year period.
Average loans were $41.6 billion and $40.2 billion for the first six months of 2016 and 2015, respectively. Average loans as a percentage of total average assets for the first six months of 2016 were 70.2%, compared to 70.3% in the corresponding prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 44.2% to $4.6 billion for the first six months of 2016, compared to $8.2 billion for the first six months of 2015. Average securities increased by 82.7% for the first six months of 2016, compared to the first six months of 2015. Average total deposits increased by 4.1% resulting from an increase in noninterest-bearing deposits, interest-on-checking, savings deposits and money market deposits.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	June 30, 2016			December 31, 2015
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$714	$713	$721	$546	$546	$552
	714	713	721	546	546	552
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,669	1,668	1,696	1,233	1,232	1,233
Agency guaranteed mortgage-backed securities	4,686	4,869	4,911	3,810	3,965	3,936
Small Business Administration loan-backed securities	1,884	2,093	2,089	1,741	1,933	1,931
Municipal securities	597	660	673	387	417	419
Other debt securities	25	25	22	25	25	23
	8,861	9,315	9,391	7,196	7,572	7,542
Money market mutual funds and other	86	86	86	101	101	101
	8,947	9,401	9,477	7,297	7,673	7,643
Total	$9,661	$10,114	$10,198	$7,843	$8,219	$8,195
The amortized cost of investment securities at June 30, 2016 increased by 23.1% from the balances at December 31, 2015, primarily due to purchases of agency guaranteed mortgage-backed securities. There were additional increases in agency securities, municipal securities, and Small Business Administration (“SBA”) loan-backed securities.
The investment securities portfolio includes $453 million of net premium almost exclusively from SBA loan-backed securities and agency guaranteed mortgage-backed securities. Recent purchases of these securities have occurred at a premium to the respective par amount. The amortization of these premiums each quarter is dependent upon borrower prepayment behavior. Premium amortization for the second quarter of 2016 was approximately $24 million, compared to approximately $19 million in the first quarter of 2016, and is included in portfolio yields. The increased premium amortization is due to both an increased amount of agency guaranteed mortgage-backed securities and SBA loan-backed securities and changes in prepayment rates of the underlying loans.
As of June 30, 2016, under the GAAP fair value accounting hierarchy, 0.9% of the $9.5 billion fair value of the AFS securities portfolio was valued at Level 1, 99.1% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2015, 0.8% of the $7.6 billion fair value of AFS securities portfolio was valued at Level 1, 99.2% was valued at Level 2, and there were no Level 3 AFS securities. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	June 30, 2016	December 31, 2015

Loans and leases	$756	$676
Held-to-maturity – municipal securities	713	546
Available-for-sale – municipal securities	673	419
Trading account – municipal securities	109	33
Unfunded lending commitments	118	119
Total direct exposure to municipalities	$2,369	$1,793
At June 30, 2016, one municipal loan with a balance of $0.9 million was on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and 90% of the outstanding credits were originated by CB&T, Zions Bank, Vectra, and Amegy. Growth in municipal exposures came primarily from increases in the municipal AFS securities portfolio consistent with our initiative to move available funds to higher-yielding investments. AFS securities generally consist of securities with investment-grade ratings from one or more major credit rating agencies. HTM securities consist of unrated bonds issued by small local government entities. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We have foreign operations as a result of our branch in Grand Cayman, Grand Cayman Islands B.W.I. While deposits in this branch are not subject to Federal Reserve Board (“FRB”) reserve requirements, there are no federal or state income tax benefits to the Company or any customers as a result of these operations. Foreign deposits were $118 million at June 30, 2016 and $294 million at December 31, 2015.
Loan Portfolio
For the first six months of 2016 and 2015, average loans accounted for 70.2% and 70.3%, respectively, of total average assets. As presented in the following schedule, commercial and industrial loans were the largest category and constituted 32.4% of our loan portfolio at June 30, 2016.

ZIONS BANCORPORATION AND SUBSIDIARIES

LOAN PORTFOLIO

	June 30, 2016		December 31, 2015
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,757	32.4%	$13,211	32.5%
Leasing	426	1.0	442	1.1
Owner occupied	6,989	16.4	7,150	17.6
Municipal	756	1.8	676	1.7
Total commercial	21,928	51.6	21,479	52.9
Commercial real estate:
Construction and land development	2,088	4.9	1,842	4.5
Term	9,230	21.7	8,514	21.0
Total commercial real estate	11,318	26.6	10,356	25.5
Consumer:
Home equity credit line	2,507	5.9	2,417	5.9
1-4 family residential	5,680	13.4	5,382	13.2
Construction and other consumer real estate	419	1.0	385	0.9
Bankcard and other revolving plans	460	1.1	444	1.1
Other	189	0.4	187	0.5
Total consumer	9,255	21.8	8,815	21.6
Total net loans	$42,501	100.0%	$40,650	100.0%
Loan portfolio growth during the first six months of 2016 was widespread across loan products and geography with particular strength in CRE term, 1-4 family residential, and commercial and industrial loans. During the second quarter of 2016, the Company purchased $104 million of 1-4 family residential loans. The impact of these increases was partially offset by decreases in commercial owner occupied loans.
Commercial owner occupied loans declined primarily due to the continued runoff and attrition of the National Real Estate portfolio at Zions Bank. The National Real Estate business is a wholesale business that depends on loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
We continue to emphasize loan growth in 1-4 family residential and commercial and industrial loans. Although we have experienced strong growth in term CRE, internal concentration limits and risk management practices may reduce the growth rate in future quarters.
Other Noninterest-Bearing Investments
As part of the Company’s initiative to consolidate its charters into a single charter, the Company has shares in a single FHLB (Des Moines). Historically, each affiliate bank held shares in different FHLBs, but all stock in the other FHLBs has been redeemed. Our investment balance in Federal Reserve stock is expected to remain relatively stable from where it currently sits at June 30, 2016. The $58 million increase is because several state-chartered affiliate banks were not required to hold stock with the FRB. Following consolidation, the capital requirements for ZB, N.A. increased. The following schedule sets forth the Company’s other noninterest-bearing investments.

ZIONS BANCORPORATION AND SUBSIDIARIES

OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	June 30, 2016	December 31, 2015

Bank-owned life insurance	$492	$486
Federal Home Loan Bank stock	10	68
Federal Reserve stock	181	123
Farmer Mac stock	27	25
SBIC investments	120	113
Non-SBIC investment funds	13	24
Others	8	9
	$851	$848
Premises and Equipment
Premises and equipment increased $50 million, or 5.5%, during the first six months of 2016 primarily due to capitalized costs associated with the development of a new corporate facility for Amegy Bank in Texas, and additionally from the capitalization of eligible costs related to the development of new lending, deposit and reporting systems.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first six months of 2016 increased by 4.1%, compared to the first six months of 2015, with average interest-bearing deposits increasing by 3.1% and average noninterest-bearing deposits increasing by 5.3%. The increase in interest and noninterest-bearing deposits were driven by increases in both personal and business customer balances. The average interest rate paid for interest-bearing deposits was 1 bp lower during the first six months of 2016, compared to the first six months of 2015.
Deposits at June 30, 2016, excluding time deposits $100,000 and over and brokered deposits, decreased by 0.7%, or $361 million, from December 31, 2015. The decrease was mainly due to a decrease in interest-bearing domestic savings and money market deposits and foreign deposits.
Demand and savings and money market deposits were 95.1% and 95.2% of total deposits at June 30, 2016 and December 31, 2015, respectively. In the normal course of business we utilized broker deposits for our deposit funding mix. At June 30, 2016 and December 31, 2015, total deposits included $451 million and $119 million, respectively, of brokered deposits.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Our credit risk management strategy includes diversification of our loan portfolio. We attempt to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. Generally, our loan portfolio is well diversified; however, due to the nature of our geographical footprint, there are certain significant concentrations primarily in CRE and oil and gas-related lending. We have adopted and adhere to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged lending, municipal lending, and oil and gas-related lending. All of these limits are continually monitored and revised as necessary. The recent growth in construction and land development loan commitments is within the established concentration limits. Our business activity is primarily with customers located within the geographical footprint of our banking affiliates.
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, FDIC, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At June 30, 2016, the guaranteed portion of these loans was $442 million. Most of these loans were guaranteed by the SBA.
The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Amounts in millions)	June 30, 2016	Percent guaranteed	December 31, 2015	Percent guaranteed

Commercial	$545	75%	$536	76%
Commercial real estate	18	77	17	77
Consumer	19	91	16	90
Total loans	$582	76	$569	76

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	June 30, 2016		December 31, 2015
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,492	11.4%	$2,355	11.0%
Manufacturing	2,345	10.7	2,338	10.9
Retail trade	2,090	9.5	2,025	9.4
Mining, quarrying and oil and gas extraction	1,681	7.7	1,820	8.5
Wholesale trade	1,616	7.4	1,644	7.6
Healthcare and social assistance	1,428	6.5	1,361	6.3
Finance and insurance	1,394	6.4	1,325	6.2
Transportation and warehousing	1,239	5.7	1,219	5.7
Construction	1,170	5.3	1,087	5.1
Professional, scientific and technical services	967	4.4	860	4.0
Accommodation and food services	948	4.3	964	4.5
Other services (except Public Administration)	880	4.0	862	4.0
Utilities [1]	798	3.6	775	3.6
Other [2]	2,880	13.1	2,844	13.2
Total	$21,928	100.0%	$21,479	100.0%

[1]	Includes primarily utilities, power, and renewable energy.

[2]	No other industry group exceeds 3%.
Oil and Gas-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction, manufacturing, and transportation and warehousing, contain certain loans we categorize as oil and gas-related. At June 30, 2016 and December 31, 2015, we had approximately $4.4 billion and $4.8 billion of total oil and gas-related credit exposure, respectively. The distribution of oil and gas-related loans by customer market segment is shown in the following schedule:

ZIONS BANCORPORATION AND SUBSIDIARIES

OIL AND GAS-RELATED EXPOSURE 1

(Amounts in millions)	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Loans and leases
Upstream – exploration and production	$831	$859	$817	$924	$954
Midstream – marketing and transportation	658	649	621	626	589
Downstream – refining	131	129	127	124	131
Other non-services	45	43	44	55	75
Oilfield services	712	734	784	825	879
Oil and gas service manufacturing	193	229	229	251	255
Total loan and lease balances [2]	2,570	2,643	2,622	2,805	2,883
Unfunded lending commitments	1,823	2,021	2,151	2,341	2,385
Total oil and gas credit exposure	$4,393	$4,664	$4,773	$5,146	$5,268
Private equity investments	$6	$12	$13	$17	$18

Credit quality measures [2]
Criticized loan ratio	37.8%	37.5%	30.3%	23.2%	20.3%
Classified loan ratio	31.5%	26.9%	19.7%	15.7%	11.3%
Nonaccrual loan ratio	11.1%	10.8%	2.5%	3.0%	2.3%
Current nonaccrual loan ratio	89.2%	90.6%	71.2%	45.2%	87.9%
Net charge-off ratio, annualized [3]	5.8%	5.4%	3.7%	2.4%	—%

[1]
Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as oil and gas-related, including a particular segment of oil and gas-related activity, e.g., upstream or downstream; typically, 50% of revenues coming from the oil and gas sector is used as a guide.

2 Total loan and lease balances and the credit quality measures at June 30, 2016 do not include $13 million of oil and gas-related loans held for sale.

[3]	Calculated as the ratio of annualized net charge-offs, for each respective period, to loan balances at each period end.
During the second quarter of 2016, our overall balance of oil and gas-related loans decreased by $52 million, or 2.0%, from year-end 2015, and decreased by $313 million, or 10.9%, from the second quarter of 2015. Unfunded oil and gas-related lending commitments declined by $328 million, or 15.2%, during the second quarter of 2016, from year-end 2015, and declined by $562 million, or 23.6%, from the second quarter of 2015. The decrease in unfunded oil and gas-related lending commitments was primarily in the oilfield services and oil and gas service manufacturing portfolios.
The majority of loan downgrades in the first six months of 2016 reflected deterioration in the financial condition of companies in the oilfield services and the exploration and production portfolios. Oil and gas-related loan net charge-offs were $37 million in the second quarter of 2016, and were predominantly in the oilfield services portfolio, compared to $36 million in the first quarter of 2016. Nonaccruing oil and gas-related loans remained flat at $286 million from the first quarter of 2016. Approximately 89% of oil and gas-related nonaccruing loans were current as to principal and interest payments at June 30, 2016, similar to 91% at March 31, 2016. Further deterioration in the portfolio is possible; however, we currently believe we have established an appropriate reserve of more than 8% for the funded portfolio.
Upstream
Upstream exploration and production loans comprised approximately 32% and 31% of the oil and gas-related loans at June 30, 2016 and December 31, 2015, respectively. Many upstream borrowers have relatively balanced production between oil and gas.
We use disciplined underwriting practices to mitigate the risk associated with upstream lending activities. Upstream loans are made to reserve-based borrowers where approximately 89% of those loans are collateralized by the value

ZIONS BANCORPORATION AND SUBSIDIARIES

of the borrower’s oil and gas reserves. Our oil and gas price deck, the pricing applied to a borrower’s reserves for underwriting purposes, has generally been below the NYMEX strip, i.e., the average of the daily settlement prices of the next 12 months’ futures contracts. Through the use of independent and third party engineers and conservative underwriting, we apply multiple discounts. These discounts often range from 10-40% of the value of the collateral in determining the borrowing base (commitment), and help protect credit quality against significant commodity price declines. Further, reserve-based commitments are subject to a borrowing base redetermination based on then-current oil and gas prices, typically every six months. Generally, we have, at our option, the right to conduct additional redeterminations during the year. Borrowing bases for clients are usually set at 60-70% of available collateral after an adjustment for the discounts described above.
Upstream borrowers generally do not draw the maximum available funding on their lines, which provides the borrower additional liquidity and flexibility. The line utilization rate for upstream borrowers was approximately 61% and 57% at June 30, 2016 and December 31, 2015, respectively. This unused commitment gives us the ability in some cases to reduce the borrowing base commitment through the redetermination process without creating a borrowing base deficiency (where outstanding debt exceeds the new borrowing base). Nevertheless, our loan agreements generally require the borrowers to maintain a certain amount of equity. Therefore, if the loan to collateral value exceeds an acceptable limit, we work with the borrowers to reinstate an acceptable collateral-value threshold. As a result of our 2016 spring redetermination of exploration and production oil and gas-related loan borrowing bases, the borrowing base for total exploration and production commitments, excluding new commitments, declined approximately 20% since the fall 2015 redetermination.
An additional metric we consider in our underwriting is a borrower’s oil and gas price hedging practices. A considerable portion of our reserve-based borrowers are hedged. As of June 30, 2016, of the upstream borrower’s risk-based estimated oil production and gas production projected in 2016, approximately 43% and 76%, respectively, is hedged based on the latest data provided by the borrowers.
Midstream
Midstream marketing and transportation loans comprised approximately 26% and 23% of the oil and gas-related exposure at June 30, 2016 and December 31, 2015, respectively. Loans in this segment are made to companies that gather, transport, treat and blend oil and natural gas, or that provide services to similar companies. The assets owned by these borrowers, which make this activity possible, are field-level gathering systems (small diameter pipe), pipelines (medium/large diameter pipe), tanks, trucks, rail cars, various water-based vessels, and natural gas treatment plants. Our midstream loans are secured by these assets, unless the borrower is rated investment-grade. A significant portion of our midstream borrowers’ revenues are derived from fee-based contracts, giving them limited exposure to commodity price risk. Since lower oil and gas prices slow the drilling and development of new oil and natural gas, but do not normally result in significant numbers of producing wells being shut in, volumes of oil and gas flowing through midstream systems usually remain relatively stable throughout oil and natural gas price cycles.
Oil and Gas Services
Oil and gas services loans, which include oilfield services and oil and gas service manufacturing, comprised approximately 35% and 39% of the oil and gas-related exposure at June 30, 2016 and December 31, 2015, respectively. Oil and gas services loans include borrowers that have a concentration of revenues in the oil and gas industry. However, many of these borrowers provide a broad range of products and services to the oil and gas industry and are not subject to the same volatility as new drilling activities. Many of these borrowers are diversified geographically and service both oil and gas-related drilling and production.
For oil and gas services loans, underwriting criteria require lower leverage to compensate for the cyclical nature of the industry. During the underwriting process, we use sensitivity analysis to consider revenue and cash flow impacts resulting from oil and gas price cycles.
Risk Management of the Oil and Gas-Related Portfolio
We apply concentration limits and disciplined underwriting to the entire oil and gas-related loan portfolio to limit our risk exposure. Concentration limits on oil and gas-related lending, coupled with adherence to our underwriting

ZIONS BANCORPORATION AND SUBSIDIARIES

standards, served to constrain loan growth during the past several quarters. As an indicator of the diversity in the size of our oil and gas-related portfolio, the average amount of our commitments is approximately $7 million, with approximately 66% of the commitments less than $30 million. Additionally, there are instances where we have commitments to a common sponsor which, when combined, would result in higher commitment levels than $30 million. The portfolio contains only senior loans – no junior or second lien positions; additionally, we cautiously approach making first-lien loans to borrowers that employ excessive leverage through the use of junior lien loans or unsecured layers of debt. Approximately 89% of the total oil and gas-related portfolio is secured by reserves, equipment, real estate, and other collateral, or a combination of collateral types.
We participate as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which generally consist of larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is approximately 78% of the upstream portfolio, 82% of the midstream portfolio, and 49% of the oil and gas services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, we provide ancillary banking services to these borrowers, further evidencing this direct relationship. Our grading methodology for SNCs has been, and continues to be, consistent with regulatory guidance.
As a secondary source of support, many of our oil and gas-related borrowers have access to capital markets and private equity sources. Private sponsors tend to be large funds, often with assets under management of more than $1 billion, managed by individuals with a great deal of oil and gas expertise and experience and who have successfully managed investments through previous oil and gas price cycles. The investors in the funds are primarily institutional investors, such as large pensions, foundations, trusts, and high net worth family offices.
We expect further deterioration in the oil and gas-related portfolio, primarily from the oil and gas services companies; we currently believe we have appropriately reserved for these downgrades. However; future oil and gas price volatility may result in further credit deterioration. When establishing the level of the allowance for credit losses (“ACL”), we consider multiple factors, including reduced drilling activity and additional capital raises by borrowers and their sponsors. Consistent with the first quarter of 2016, the ACL related to the oil and gas portfolio remained more than 8% for the second quarter of 2016.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	6/30/2016	$1,241	$3,267	$409	$577	$1,579	$1,258	$299	$600	$9,230	81.6%
% of loan type		13.5%	35.4%	4.4%	6.3%	17.1%	13.6%	3.2%	6.5%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2016	0.3%	—%	0.2%	0.5%	0.1%	0.1%	—%	0.2%	0.1%
	12/31/2015	0.1%	0.1%	0.3%	0.1%	0.1%	—%	0.2%	0.2%	0.1%
≥ 90 days	6/30/2016	—%	0.3%	1.4%	—%	—%	0.3%	—%	0.7%	0.3%
	12/31/2015	—%	0.5%	1.6%	0.1%	0.1%	0.2%	1.0%	0.9%	0.4%
Accruing loans past due 90 days or more	6/30/2016	$—	$7	$—	$—	$—	$4	$—	$—	$11
	12/31/2015	—	15	—	—	—	3	3	1	22
Nonaccrual loans	6/30/2016	$11	$25	$6	$2	$—	$1	$—	$6	$51
	12/31/2015	17	4	8	3	1	1	—	6	40
Residential construction and land development
Balance outstanding	6/30/2016	$31	$401	$96	$11	$258	$46	$8	$4	$855	7.5%
% of loan type		3.6%	46.9%	11.2%	1.3%	30.2%	5.4%	0.9%	0.5%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2016	0.8%	2.5%	—%	—%	1.5%	—%	—%	—%	1.6%
	12/31/2015	—%	—%	—%	—%	0.3%	—%	—%	—%	0.1%
≥ 90 days	6/30/2016	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2015	—%	—%	—%	—%	0.5%	—%	—%	—%	0.2%
Accruing loans past due 90 days or more	6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2015	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2016	$—	$—	$—	$—	$3	$—	$—	$—	$3
	12/31/2015	—	—	—	—	3	—	—	—	3
Commercial construction and land development
Balance outstanding	6/30/2016	$86	$254	$67	$56	$467	$215	$42	$46	$1,233	10.9%
% of loan type		7.0%	20.6%	5.4%	4.5%	37.9%	17.5%	3.4%	3.7%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2016	—%	—%	0.1%	—%	2.2%	—%	—%	—%	0.8%
	12/31/2015	—%	—%	—%	—%	—%	0.1%	—%	—%	—%
≥ 90 days	6/30/2016	—%	—%	—%	—%	0.4%	—%	—%	—%	0.1%
	12/31/2015	—%	—%	—%	—%	0.7%	0.4%	—%	—%	0.4%
Accruing loans past due 90 days or more	6/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2015	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2016	$—	$—	$—	$—	$2	$—	$—	$—	$2
	12/31/2015	—	—	—	—	4	—	—	—	4
Total construction and land development	6/30/2016	$117	$655	$163	$67	$725	$261	$50	$50	$2,088
Total commercial real estate	6/30/2016	$1,358	$3,922	$572	$644	$2,304	$1,519	$349	$650	$11,318	100.0%

[1]	No other geography exceeds $96 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.
Approximately 25% of the CRE term loans consist of mini-perm loans as of June 30, 2016. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 75% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately $131 million, or 11%, of the commercial construction and land development portfolio at June 30, 2016 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects. Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements (required equity infusions upon a decline in value of the collateral) are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily projects) we look for substantial pre-leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Oil and gas price volatility could potentially produce an adverse impact on our CRE loan portfolio within Texas. Our largest CRE credit exposures in Texas are to the multi-family, office, and retail sectors. However, compared to 2008, our CRE exposure in Texas has significantly decreased. We have a centralized review and approval process for all CRE transactions providing more consistency and discipline in underwriting standards compared to 2008. The current CRE loan portfolio mix in Texas is 69% commercial term, 20% commercial construction and 11% residential construction.
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
We are engaged in home equity credit line (“HECL”) lending. At June 30, 2016 and December 31, 2015, our HECL portfolio totaled $2.5 billion and $2.4 billion, respectively. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	June 30, 2016	December 31, 2015

Secured by first deeds of trust	$1,319	$1,268
Secured by second (or junior) liens	1,188	1,149
Total	$2,507	$2,417

ZIONS BANCORPORATION AND SUBSIDIARIES

At June 30, 2016, loans representing approximately 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 94% of our HECL portfolio is still in the draw period, and approximately 30% is scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized net credit losses for the HECL portfolio were (1) bps and (2) bps, for the first six months of 2016 and 2015, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and OREO increased to 1.30% at June 30, 2016, compared to 0.87% at December 31, 2015.
Total nonaccrual loans at June 30, 2016 increased $198 million from December 31, 2015, primarily due to the deterioration in the oil and gas-related loan portfolio. However, nonaccrual loans declined in the 1-4 family residential, commercial owner occupied, and CRE construction and land development loan classes. The largest total decreases in nonaccrual loans occurred at Zions Bank.
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
The following schedule sets forth our nonperforming assets:
NONPERFORMING ASSETS

(Amounts in millions)	June 30, 2016	December 31, 2015

Nonaccrual loans [1]	$548	$350
Other real estate owned	8	7
Total nonperforming assets	$556	$357
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	1.30%	0.87%
Accruing loans past due 90 days or more	$29	$32
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.07%	0.08%
Nonaccrual loans and accruing loans past due 90 days or more	$577	$382
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	1.35%	0.94%
Accruing loans past due 30-89 days	$133	$122
Nonaccrual loans current as to principal and interest payments	71.4%	62.1%
1 Includes loans held for sale.
Restructured Loans
TDRs are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs increased 6.1% during the first six months of 2016, mainly due to the deterioration in the oil and gas-related loan portfolio. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing

ZIONS BANCORPORATION AND SUBSIDIARIES

economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	June 30, 2016	December 31, 2015
(In millions)

Restructured loans – accruing	$172	$194
Restructured loans – nonaccruing	143	103
Total	$315	$297
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
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015

Balance at beginning of period	$328	$309	$297	$343
New identified TDRs and principal increases	39	39	102	52
Payments and payoffs	(41)	(42)	(72)	(88)
Charge-offs	(3)	(4)	(5)	(5)
No longer reported as TDRs	(7)	(2)	(7)	(2)
Sales and other	(1)	(2)	—	(2)
Balance at end of period	$315	$298	$315	$298
Allowance for Credit Losses
The ACL consists of the ALLL (also referred to as the allowance for loan losses) and the RULC. In analyzing the adequacy of the allowance for loan losses, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	Six Months Ended June 30, 2016	Twelve Months Ended December 31, 2015	Six Months Ended June 30, 2015

Loans and leases outstanding (net of unearned income)	$42,501	$40,650	$40,024
Average loans and leases outstanding (net of unearned income)	$41,555	$40,171	$40,155
Allowance for loan losses:
Balance at beginning of period	$606	$605	$605
Provision charged (credited) to earnings	77	40	(1)
Adjustment for FDIC-supported/PCI loans	—	—	—
Charge-offs:
Commercial	(90)	(111)	(40)
Commercial real estate	(9)	(14)	(4)
Consumer	(7)	(14)	(7)
Total	(106)	(139)	(51)
Recoveries:
Commercial	21	55	34
Commercial real estate	5	35	17
Consumer	5	10	5
Total	31	100	56
Net loan and lease charge-offs	(75)	(39)	5
Balance at end of period	$608	$606	$609

Ratio of annualized net charge-offs to average loans and leases	0.36%	0.10%	(0.02)%
Ratio of allowance for loan losses to net loans and leases, at period end	1.43%	1.49%	1.52%
Ratio of allowance for loan losses to nonperforming loans, at period end	111%	173%	163%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	106%	159%	152%
The total ALLL increased during the first six months of 2016 by $2 million. We increased the ALLL due to continued weaknesses in the oil and gas industry. This increase was partially offset by a reduction in the ALLL elsewhere, which was due to improvements in credit quality metrics outside of the oil and gas industry.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At June 30, 2016, the reserve decreased by $10 million compared to December 31, 2015, and decreased by $15 million from June 30, 2015.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule:
DEPOSIT ASSUMPTIONS

	June 30, 2016
	Fast		Slow
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	2.2%	1.5%	2.6%	2.2%
Money market	1.5%	1.2%	1.9%	1.6%
Savings and interest-on-checking	2.9%	2.1%	3.4%	2.8%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.

ZIONS BANCORPORATION AND SUBSIDIARIES

INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	June 30, 2016
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	-100

Fast	(4.7)%	—%	5.3%	8.9%	(4.7)%
Slow	(5.4)%	—%	8.0%	15.1%	(5.4)%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2015 balances are presented in the following schedule.

	December 31, 2015
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(4.2)%	—%	5.0%	8.6%	11.1%
Slow	(5.0)%	—%	8.0%	15.5%	22.2%

[1]	Assumes rates cannot go below zero in the negative rate shift.
The asset sensitivity as measured by income simulation was largely unchanged.
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps.
CHANGES IN ECONOMIC VALUE OF EQUITY

	June 30, 2016
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	9.4%	—%	0.2%	(1.4)%	(4.7)%
Slow	8.9%	—%	3.2%	5.2%	5.9%
For comparative purposes, we applied the model to the December 31, 2015 balances; these results are presented in the following schedule.

	December 31, 2015
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	(1.8)%	—%	0.4%	(1.3)%	(4.5)%
Slow	(1.1)%	—%	3.9%	6.1%	7.2%
With respect to EVE estimates, certain of our nonspecific maturity deposit assumptions limit the estimated change in deposit value in downside interest rate shocks. While these deposit value assumptions have had limited impact on our EVE estimates in the past, the current interest rate yield curve, distinguished by very low rates across the curve, is causing these assumptions to have an overstated impact on our EVE estimates. As a result of the current interest rate environment, deposit value assumptions are under review and may change in future reporting periods.
Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At June 30, 2016, $19.3 billion of the Company’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 96% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $1.4 billion of cash flow hedges by receiving fixed-rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $1.5 billion of variable-rate loans being priced at floored rates at June 30, 2016, which were above the “index plus spread” rate by an average of 57 bps. At June 30, 2016, we also had $3.2 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $0.7 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 68 bps.

ZIONS BANCORPORATION AND SUBSIDIARIES

See Notes 7 and 10 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.
At June 30, 2016, we had a relatively small amount, $119 million, of trading assets and $2 million of securities sold, not yet purchased, compared with $48 million and $30 million, at December 31, 2015.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the second quarter of 2016, the after-tax change in AOCI attributable to AFS and HTM securities improved by $33 million, due largely to changes in the interest rate environment, compared to a $78 million improvement in the same prior year period.
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
We hold both direct and indirect investments in predominately pre-public companies through various SBIC venture capital funds. Our equity exposure to these investments was approximately $120 million and $113 million at June 30, 2016 and December 31, 2015, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment which can introduce additional market risk. As of June 30, 2016 we had direct SBIC investments of approximately $23 million of publicly traded stocks.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $18 million at June 30, 2016 and $21 million at December 31, 2015.
These PEIs are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act prohibits banks and bank holding companies from holding PEIs beyond July 21, 2017, except for SBIC funds. As of June 30, 2016, such prohibited PEIs amounted to $7 million, with an additional $2 million of unfunded commitments (see Notes 5 and 11 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will have a material impact on our financial statements or earnings.
Our earnings from these investments, and the potential volatility of these earnings, are expected to decline as we ultimately plan to dispose of them in accordance with the Volcker Rule.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

and contractual obligations, including withdrawals by depositors, debt and capital service requirements, and lease obligations, as well as to fund customers’ needs for credit. The management of liquidity and funding is performed centrally for the Parent and jointly by the Parent and bank management for its subsidiary bank.
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries decreased to $3.2 billion at June 30, 2016 from $5.1 million at March 31, 2016, and $7.4 billion at December 31, 2015. The $4.2 billion decrease during the first six months of 2016 resulted primarily from (1) an increase in investment securities, (2) net loan originations, (3) purchase and redemption of our preferred stock, and(4) repayment of long-term debt. These decreases were partially offset by net cash provided by operating activities.
During the first six months of 2016, our HTM and AFS investment securities increased by $2.0 billion. This increase was primarily due to purchases of short-to-medium duration agency guaranteed mortgage-backed securities. We have been adding to our investment portfolio during the past several quarters to increase our permanent HQLA position in light of the new LCR rules and more broadly, to manage balance sheet liquidity more effectively. We expect to continue to deploy cash and short-term investments into HQLA during the remainder of 2016.
During the first six months of 2016 we made cash payments totaling $115 million for our long-term debt which matured or were redeemed and did not incur any new long-term debt during the same time period. See note 8 for additional detail about debt redemptions and maturities during the first six months of 2016.

The Company has adopted policy limits that govern liquidity risk. The policy requires the Company to maintain a buffer of highly liquid assets sufficient to cover cash outflows as the result of a severe liquidity crisis. The Company targets a buffer of highly liquid assets at the Parent to cover 18-24 months of cash outflows under a scenario with limited cash inflows, and maintains a minimum policy limit of not less than 12 months. Throughout the first six months of 2016 and as of June 30, 2016, the Company complied with this policy.
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
The Basel III liquidity framework includes a second minimum liquidity measure, the Net Stable Funding Ratio (“NSFR”), which requires a financial institution to maintain a stable funding profile over a one-year period in relation to the characteristics of its on- and off-balance sheet activities. On October 31, 2014, the Basel Committee on Banking Supervision issued its final standards for this ratio, entitled Basel III: The Net Stable Funding Ratio. On May 3, 2016, the FRB issued a proposal requiring bank holding companies with less than $250 billion of assets, but more than $50 billion of assets, to cover 70% of 1-year cash outflows under the assumptions required in the proposed NSFR Rule. Under the proposal, bank holding companies would be required to publicly disclose information about the NSFR levels each quarter. The proposal has an effective date of January 1, 2018. We continue to monitor this proposal and any other developments. Based on this Basel III publication and the FRB proposal, we believe we would meet the minimum NSFR if such requirement were currently effective.
We are required by the requirements of the Enhanced Prudent Standards for liquidity management (Reg. YY) to conduct monthly liquidity stress tests. These tests incorporate scenarios designed by us subject to review by the FRB. The Company’s internal liquidity stress-testing program as contained in its policy complies with these

ZIONS BANCORPORATION AND SUBSIDIARIES

requirements. Additionally, the Company performs monthly liquidity stress-testing using a set of internally generated scenarios representing severe liquidity constraints over a 12-month horizon.
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
Cash, interest-bearing deposits held as investments, and security resell agreements at the Parent decreased to $0.6 billion at June 30, 2016 compared with $0.8 billion at March 31, 2016 and $0.9 billion at December 31, 2015. This $0.3 billion decrease for the first six months of 2016 resulted primarily from (1) purchase and redemption of our preferred stock, (2) repayment of long-term debt, (3) dividends on our common and preferred stock, and (4) interest payments. This decrease in cash was partially offset by common dividends and return of common equity received by the parent from its subsidiary bank.
At June 30, 2016, the Parent had no long-term debt maturities during the remainder of 2016. During 2017, the Parent’s long-term debt maturities consist of $152 million for a senior note due on March 27, 2017. At June 30, 2016, maturities of our long-term senior and subordinated debt ranged from March 2017 to September 2028.
See Note 8 of the Notes to Consolidated Financial Statements and “Capital Management” for a discussion regarding our election to redeem of total of $165 million of junior subordinated debentures related to trust preferred securities, the tender offer and purchase of $120 million for certain of the Company’s preferred stock in the second quarter of 2016, and the board of directors’ approval of certain capital actions contained in the Company’s 2016 capital plan.
During the first six months of 2016, the Parent received $50 million of common dividends and return of common equity from its subsidiary bank. During the first six months of 2015, the Parent received $90 million from its subsidiaries for dividends on common stock and return of common equity and $21 million from dividends on preferred stock. At June 30, 2016, ZB, N.A. had approximately $564 million available for the payment of dividends under current capital regulations. The dividends that ZB, N.A. can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Parent and subsidiary banks is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company and ZB, N.A. did not change during the first six months of 2016, except Moody’s upgraded the Company’s outlook to positive from stable. Standard & Poor’s, Fitch, Dominion Bond Rating Service, and Kroll all rate the Company’s senior debt at an investment-grade level, while Moody’s rates the Company’s senior debt as Ba1 (one notch below investment-grade). In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment-grade.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the Parent’s balance sheets as of June 30, 2016, December 31, 2015, and June 30, 2015.
PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	June 30, 2016	December 31, 2015	June 30, 2015
ASSETS
Cash and due from banks	$2,021	$18,375	$19,489
Interest-bearing deposits	562,169	775,649	643,001
Security resell agreements	—	100,000	500,000
Investment securities:
Available-for-sale, at fair value	41,333	45,168	46,838
Other noninterest-bearing investments	29,246	28,178	34,310
Investments in subsidiaries:
Commercial bank	7,572,320	7,312,654	7,223,523
Other subsidiaries	79,661	84,010	90,449
Receivables from subsidiaries:
Commercial bank	—	—	6,000
Other subsidiaries	60	60	60
Other assets	161,894	78,728	88,609
	$8,448,704	$8,442,822	$8,652,279
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$124,436	$123,849	$77,585
Subordinated debt to affiliated trusts	164,950	164,950	164,950
Long-term debt:
Due to affiliates	—	—	22
Due to others	532,935	646,504	879,547
Total liabilities	822,321	935,303	1,122,104
Shareholders’ equity:
Preferred stock	709,601	828,490	1,004,032
Common stock	4,783,061	4,766,731	4,738,272
Retained earnings	2,110,069	1,966,910	1,823,043
Accumulated other comprehensive income (loss)	23,652	(54,612)	(35,172)
Total shareholders’ equity	7,626,383	7,507,519	7,530,175
	$8,448,704	$8,442,822	$8,652,279
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $19 million during the first six months of 2016 from $24 million during the first six months of 2015 due to the maturity and repayment of debt during 2016 and 2015. Additionally, the Parent paid approximately $50 million of total dividends on preferred stock and common stock for the first six months of 2016 compared to $52 million for the first six months of 2015.
Subsidiary Bank Liquidity
ZB, N.A.’s primary source of funding is its core deposits, consisting of demand, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio increased to 84.5% at June 30, 2016 compared with 83.0% at March 31, 2016 and 80.7% at December 31, 2015.
Total deposits decreased by $103 million to $50.3 billion at June 30, 2016, compared to $50.4 billion at December 31, 2015. This decrease was primarily as a result of a $177 million decrease in foreign deposits, a $131 million decrease in savings and money market deposits, and a $53 million decrease in time deposits under $100 million. This decrease was partially offset by a $258 million increase in time deposits $100 million and over. Also, during the first six months of 2016, ZB, N.A. redeployed approximately $2.3 billion of cash to short-to-medium duration agency guaranteed mortgage-backed securities. ZB, N.A.’s long-term senior debt ratings were the same as the Parent, except Standard & Poor’s was BBB and Kroll’s was BBB+, compared to BBB- for Standard & Poor’s and BBB for Kroll for the Company.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
At June 30, 2016, the amount available for additional FHLB and Federal Reserve borrowings was approximately $17.0 billion, compared to $13.4 billion at December 31, 2015. Loans with a carrying value of approximately $26.0 billion at June 30, 2016 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings compared to $19.4 billion at December 31, 2015 at the Federal Reserve and various FHLBs. We had no long or short-term FHLB or Federal Reserve borrowings outstanding at June 30, 2016 or December 31, 2015. At June 30, 2016, our total investment in FHLB and Federal Reserve stock was $10 million and $181 million, respectively, compared to $68 million and $123 million at December 31, 2015.
Our investment activities can provide or use cash, depending on the asset liability management posture taken. During the first six months of 2016, HTM and AFS investment securities’ activities resulted in a net increase in investment securities and a net $2.0 billion decrease in cash, compared with a net $740 million decrease in cash for the first six months of 2015, reflecting our purchase of HQLAs.
Maturing balances in ZB, N.A.’s loan portfolios also provide additional flexibility in managing cash flows. Lending and purchase activity for the first six months of 2016 resulted in a net cash outflow of $1.9 billion compared to a net cash inflow of $48 million for the first six months of 2015.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Capital Plan and Stress Tests
As a bank holding company with assets greater than $50 billion, we are required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Act Stress Test (“DFAST”) and Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”). We timely submitted our stress test results and 2016 capital plan to the FRB on April 5, 2016. In our capital plan, we were required to forecast, under a variety of economic scenarios, for nine quarters ending the first quarter of 2018, our estimated regulatory capital ratios, including our Common Equity Tier 1 (“CET1”) ratio. Under the implementing regulations for CCAR, a bank holding company may generally raise and redeem capital, pay dividends, and repurchase stock and take similar capital-related actions only under a capital plan as to which the FRB has not objected.
On June 23, 2016 we filed an 8-K presenting the results of the 2016 DFAST. The results of the stress test demonstrated that the Company has sufficient capital to withstand a severe economic downturn. Detailed disclosure of the stress test results can also be found on our website. In addition, our Dodd-Frank Act mid-cycle stress test, based upon the Company’s June 30, 2016 financial position, is due on October 5, 2016.
On June 29, 2016 we filed an 8-K announcing that the Federal Reserve did not object to our 2016 capital plan. The plan included (1) the increase of the quarterly common dividend to $0.08 per share beginning in the third quarter of 2016, (2) up to $180 million in total repurchases of common equity and (3) up to $144 million total repurchases of preferred equity. These capital action are expected to reduce fixed charges and improve the Company’s return on equity.
In July 2016, we announced that our board of directors approved (1) a quarterly dividend of $0.08 per common share in August 2016 and (2) the commencement of a stock buyback program, including $45 million in the third quarter of 2016. The ultimate determination of future reductions of common and/or preferred stock will depend on a number of factors, including actual earnings performance, market conditions, and the receptivity of investors to the terms of any preferred stock redemption offers, as well as the effect of other steps we may explore as we seek to manage our capital, any of which could result in a reduction or delay of preferred or common equity redemptions, repurchases, or dividend increases. Consistent with our capital plan we expect to manage any reduction of common or preferred equity such that total tier 1 capital does not decline materially.
On April 25, 2016, we launched tender offers for up to $120 million par amount of certain outstanding shares of preferred stock. This $120 million is the remaining amount of the $300 million total reduction of preferred stock that was included in our 2015 capital plan, to which the Federal Reserve did not object. On May 23, 2016, we announced the results of the preferred stock tender offers. Preferred stock was reduced by $119 million, including $27 million, $59 million, and $33 million for Series I, J, and G, respectively. As a result of the preferred stock redemption, preferred dividends are expected to be $10.4 million for the third quarter of 2016 and first quarter of 2017 and are expected to be $12.4 million for the fourth quarter of 2016 and the second quarter of 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

Basel III
The Basel III capital rules, which effectively replaced the Basel I rules, became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). Basel III requirements established a new comprehensive capital framework for U.S. banking organizations. We met all capital adequacy requirements under the Basel III Capital Rules based upon phase-in rules as of June 30, 2016, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
A detailed discussion of Basel III requirements, including implications for the Company, is contained on page 9 in “Capital Standards – Basel Framework” under Part 1, Item 1 in our 2015 Annual Report on Form 10-K.
Capital Management Actions
Total shareholders’ equity increased by $0.1 billion to $7.6 billion at June 30, 2016 from $7.5 billion at December 31, 2015. The increase in total shareholders’ equity is primarily due to net income of $204 million and to an improvement of $78 million in the fair value of the Company’s AFS securities portfolio due largely to changes in the interest rate environment, partially offset by $126 million paid to purchase and redeem our preferred stock as a result of our tender offer and $50 million of dividends recorded on preferred and common stock.
Our quarterly dividend on common stock remained at $0.06 per share during the second quarter of 2016. The dividend rate was increased to $0.06 per share during the second quarter of 2015 from $0.04 per share. We paid $24.8 million in dividends on common stock during the first six months of 2016 compared with $20.5 million during the first six months of 2015. During its July 2016 meeting, the Board of Directors declared a quarterly dividend of $0.08 per common share payable on August 25, 2016 to shareholders of record on August 18, 2016.
We recorded dividends on preferred stock of $25.2 million and $31.8 million for the first six months of 2016 and 2015, respectively. We also recorded a one-time $9.8 million reduction to net earnings applicable to common shareholders as a result of the preferred stock redemption.
Capital Ratios
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios.
The following schedule shows the Company’s capital and performance ratios as of June 30, 2016, December 31, 2015, and June 30, 2015.
CAPITAL RATIOS

	June 30, 2016	December 31, 2015	June 30, 2015

Tangible common equity ratio	10.05%	9.63%	9.58%
Tangible equity ratio	11.26%	11.05%	11.33%
Average equity to average assets (three months ended)	12.87%	12.93%	13.04%
Basel III risk-based capital ratios[1]:
Common equity tier 1 capital	11.98%	12.22%	12.00%
Tier 1 leverage	11.25%	11.26%	11.65%
Tier 1 risk-based	13.42%	14.08%	14.26%
Total risk-based	15.50%	16.12%	16.32%
Return on average common equity (three months ended)	5.30%	5.17%	(0.07)%
Tangible return on average tangible common equity (three months ended)	6.31%	6.20%	0.03%

[1]	Based on the applicable phase-in periods.
At June 30, 2016, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.6 billion and $7.6 billion, respectively, compared to $6.6 billion and $7.5 billion, respectively as of December 31, 2015. A more comprehensive discussion of our capital management is contained in our 2015 Annual Report on
Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

GAAP to NON-GAAP RECONCILIATIONS
1. Tangible return on average tangible common equity
This Form 10-Q presents “tangible return on average tangible common equity” which excludes, net of tax, the amortization of core deposit and other intangibles from net earnings applicable to common shareholders, and average goodwill and core deposit and other intangibles from average common equity.
TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Amounts in thousands)		June 30, 2016	December 31, 2015	June 30, 2015

Net earnings (loss) applicable to common shareholders (GAAP)		$90,647	$88,197	$(1,100)
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1,227	1,446	1,472
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$91,874	$89,643	$372

Average common equity (GAAP)		$6,883,065	$6,765,737	$6,492,865
Average goodwill		(1,014,129)	(1,014,129)	(1,014,129)
Average core deposit and other intangibles		(13,527)	(17,453)	(22,135)
Average tangible common equity (non-GAAP)	(b)	$5,855,409	$5,734,155	$5,456,601

Number of days in quarter	(c)	91	92	91
Number of days in year	(d)	366	365	365

Tangible return on average tangible common equity (non-GAAP)	(a/b/c)*d	6.31%	6.20%	0.03%
2. Total shareholders’ equity to tangible equity and tangible common equity
This Form 10-Q presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock for tangible common equity.
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in thousands)		June 30, 2016	December 31, 2015	June 30, 2015

Total shareholders’ equity (GAAP)		$7,626,383	$7,507,519	$7,530,175
Goodwill		(1,014,129)	(1,014,129)	(1,014,129)
Core deposit and other intangibles		(12,281)	(16,272)	(20,843)
Tangible equity (non-GAAP)	(a)	6,599,973	6,477,118	6,495,203
Preferred stock		(709,601)	(828,490)	(1,004,032)
Tangible common equity (non-GAAP)	(b)	$5,890,372	$5,648,628	$5,491,171

Total assets (GAAP)		$59,642,992	$59,664,543	$58,360,005
Goodwill		(1,014,129)	(1,014,129)	(1,014,129)
Core deposit and other intangibles		(12,281)	(16,272)	(20,843)
Tangible assets (non-GAAP)	(c)	$58,616,582	$58,634,142	$57,325,033

Common shares outstanding	(d)	205,104	204,417	203,741
Tangible equity ratio	(a/c)	11.26%	11.05%	11.33%
Tangible common equity ratio	(b/c)	10.05%	9.63%	9.58%
Tangible book value per common share	(b/d)	$28.72	$27.63	$26.95

ZIONS BANCORPORATION AND SUBSIDIARIES

3. Efficiency ratio and adjusted pre-provision net revenue
This Form 10-Q presents calculations of “efficiency ratio” and adjusted PPNR that include adjustments for certain line items and amounts in noninterest expense and noninterest income. The following schedule provides a reconciliation of noninterest expense (GAAP), taxable-equivalent net interest income (GAAP) and noninterest income (GAAP) to the efficiency ratio (non-GAAP) and adjusted PPNR (non-GAAP). The schedule also shows the efficiency ratio and adjusted PPNR for six-month time periods, in addition to the three-month periods, in order to illustrate the trend over longer periods as quarterly fluctuations may not be reflective of the prevailing trend, while annual results may not accurately reflect the pace of change.
EFFICIENCY RATIO AND ADJUSTED PRE-PROVISION NET REVENUE

(Amounts in thousands)		Three Months Ended			Six Months Ended
		June 30, 2016	March 31, 2016	June 30, 2015	June 30, 2016	March 31, 2016	June 30, 2015

Noninterest expense (GAAP)	(a)	$381,894	$395,573	$398,997	$777,467	$792,926	$791,974
Adjustments:
Severance costs		201	3,471	1,707	3,672	7,052	3,960
Other real estate expense, net		(527)	(1,329)	(445)	(1,856)	(1,865)	(71)
Provision for unfunded lending commitments		(4,246)	(5,812)	(2,326)	(10,058)	(12,363)	(1,115)
Debt extinguishment cost		106	247	2,395	353	382	2,395
Amortization of core deposit and other intangibles		1,979	2,014	2,318	3,993	4,287	4,676
Restructuring costs		47	996	679	1,043	1,773	1,445
Total adjustments	(b)	(2,440)	(413)	4,328	(2,853)	(734)	11,290
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$384,334	$395,986	$394,669	$780,320	$793,660	$780,684
Taxable-equivalent net interest income (GAAP)	(d)	$470,913	$458,242	$428,015	$929,155	$912,022	$849,596
Noninterest income (GAAP)	(e)	125,717	116,761	(4,682)	242,478	235,402	112,656
Combined income	(d+e)=(f)	596,630	575,003	423,333	1,171,633	1,147,424	962,252
Adjustments:
Fair value and nonhedge derivative income (loss)		(1,910)	(2,585)	1,844	(4,495)	(1,897)	756
Equity securities gains (loss), net		2,709	(550)	4,839	2,159	(497)	8,192
Fixed income securities gains (losses), net		25	28	(138,436)	53	21	(138,675)
Total adjustments	(g)	824	(3,107)	(131,753)	(2,283)	(2,373)	(129,727)
Adjusted taxable-equivalent revenue (non-GAAP)	(f-g)=(h)	$595,806	$578,110	$555,086	$1,173,916	$1,149,797	$1,091,979
Adjusted pre-provision net revenue (PPNR)	(h-c)	$211,472	$182,124	$160,417	$393,596	$356,137	$311,295
Efficiency ratio [1]	(c/h)	64.5%	68.5%	71.1%	66.5%	69.0%	71.5%
1During the first quarter of 2016, to be consistent with industry practice, we reclassified bankcard rewards expense from non-interest expense into non-interest income in order to offset the associated revenue (interchange fees) to align with industry practice. This reclassification within other service charges, commission and fees lowered noninterest income in the first quarter of 2016 (and also decreased other noninterest expense by the same amount). For comparative purposes we also adjusted prior period amounts. This reclassification had no impact on net income.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 11 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation’s 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the second quarter of 2016:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

April	6,429	$25.36	—	$—
May	179,938	27.69	—	—
June	11,656	27.89	—	—
Second quarter	198,023	27.63	—

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three months ended June 30, 2016 and June 30, 2015 and the six months ended June 30, 2016 and June 30, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2016 and June 30, 2015 and the six months ended June 30, 2016 and June 30, 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and June 30, 2015, (v) the Consolidated Statements of Cash Flows for the three months ended June 30, 2016 and June 30, 2015 and the six months ended June 30, 2016 and June 30, 2015, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: August 5, 2016