Form 10-Q
period 2016-09-30
ZIONS BANCORPORATION /UT/
filed 2016-11-07
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at October 31, 2016	203,718,022 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and due from banks	$553,152	$798,319
Money market investments:
Interest-bearing deposits	1,489,134	6,108,124
Federal funds sold and security resell agreements	1,675,645	619,758
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $717,822 and $552,088)	715,279	545,648
Available-for-sale, at fair value	10,358,083	7,643,116
Trading account, at fair value	108,004	48,168
	11,181,366	8,236,932
Loans held for sale	160,287	149,880
Loans and leases, net of unearned income and fees	42,539,720	40,649,542
Less allowance for loan losses	597,185	606,048
Loans held for investment, net of allowance	41,942,535	40,043,494
Other noninterest-bearing investments	894,110	848,144
Premises, equipment and software, net	986,553	905,462
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	10,329	16,272
Other real estate owned	8,358	7,092
Other assets	1,123,262	916,937
	$61,038,860	$59,664,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$22,710,778	$22,276,664
Interest-bearing:
Savings and money market	25,502,628	25,672,356
Time	2,516,493	2,130,680
Foreign	118,762	294,391
	50,848,661	50,374,091
Federal funds and other short-term borrowings	1,115,561	346,987
Long-term debt	570,385	812,366
Reserve for unfunded lending commitments	61,615	74,838
Other liabilities	763,331	548,742
Total liabilities	53,359,553	52,157,024
Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	709,601	828,490
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 203,850,072 and 204,417,093 shares	4,747,912	4,766,731
Retained earnings	2,211,793	1,966,910
Accumulated other comprehensive income (loss)	10,001	(54,612)
Total shareholders’ equity	7,679,307	7,507,519
	$61,038,860	$59,664,543
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$436,424	$419,981	$1,290,675	$1,256,378
Interest on money market investments	4,934	6,018	17,527	17,021
Interest on securities	49,337	30,231	144,346	86,513
Total interest income	490,695	456,230	1,452,548	1,359,912
Interest expense:
Interest on deposits	12,549	12,542	36,263	36,967
Interest on short- and long-term borrowings	8,959	18,311	29,407	56,518
Total interest expense	21,508	30,853	65,670	93,485
Net interest income	469,187	425,377	1,386,878	1,266,427
Provision for loan losses	18,825	18,262	95,462	17,334
Net interest income after provision for loan losses	450,362	407,115	1,291,416	1,249,093
Noninterest income:
Service charges and fees on deposit accounts	44,490	43,196	127,859	126,006
Other service charges, commissions and fees	54,141	47,968	155,521	137,572
Wealth management income	9,973	7,496	26,715	23,271
Loan sales and servicing income	11,301	7,728	29,458	23,816
Capital markets and foreign exchange	5,726	6,624	15,938	19,400
Dividends and other investment income	9,045	8,449	19,910	27,164
Fair value and nonhedge derivative loss	(184)	(1,555)	(4,679)	(799)
Equity securities gains, net	8,441	3,630	10,600	11,822
Fixed income securities gains (losses), net	39	(53)	92	(138,728)
Other	1,915	2,461	5,951	9,076
Total noninterest income	144,887	125,944	387,365	238,600
Noninterest expense:
Salaries and employee benefits	242,251	242,023	741,930	736,675
Occupancy, net	33,536	29,477	92,936	88,911
Furniture, equipment and software, net	29,090	30,416	91,655	91,376
Other real estate expense, net	(137)	(40)	(1,993)	(111)
Credit-related expense	6,825	6,914	18,604	20,959
Provision for unfunded lending commitments	(3,165)	1,428	(13,223)	313
Professional and legal services	14,473	12,699	38,173	37,292
Advertising	5,985	6,136	16,881	19,622
FDIC premiums	11,673	8,500	28,407	25,228
Amortization of core deposit and other intangibles	1,951	2,298	5,944	6,974
Debt extinguishment cost	—	—	353	2,395
Other	60,810	51,429	161,092	153,620
Total noninterest expense	403,292	391,280	1,180,759	1,183,254
Income before income taxes	191,957	141,779	498,022	304,439
Income taxes	64,694	40,780	166,373	97,455
Net income	127,263	100,999	331,649	206,984
Dividends on preferred stock	(10,368)	(16,761)	(35,571)	(48,567)
Preferred stock redemption	—	—	(9,759)	—
Net earnings applicable to common shareholders	$116,895	$84,238	$286,319	$158,417
Weighted average common shares outstanding during the period:
Basic shares	204,312	203,668	204,180	203,057
Diluted shares	204,714	204,155	204,425	203,511
Net earnings per common share:
Basic	$0.57	$0.41	$1.39	$0.77
Diluted	0.57	0.41	1.39	0.77
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015

Net income for the period	$127,263	$100,999	$331,649	$206,984
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(10,711)	11,268	54,316	4,460
Reclassification of held-to-maturity securities to available-for-sale securities	—	—	—	10,938
Reclassification to earnings for realized net fixed income securities losses (gains)	(24)	33	(57)	85,845
Net unrealized gains (losses) on other noninterest-bearing investments	2,158	(1,881)	2,022	94
Net unrealized holding gains (losses) on derivative instruments	(3,336)	10,607	14,415	12,941
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(1,738)	(1,830)	(5,418)	(3,212)
Pension and postretirement	—	—	(665)	—
Other comprehensive income (loss)	(13,651)	18,197	64,613	111,066
Comprehensive income	$113,612	$119,196	$396,262	$318,050
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2015	$828,490	204,417,093	$4,766,731	$1,966,910	$(54,612)	$7,507,519
Net income for the period				331,649		331,649
Other comprehensive income, net of tax					64,613	64,613
Preferred stock redemption	(118,889)		2,504	(9,759)		(126,144)
Common stock redeemed and retired		(1,468,800)	(45,029)			(45,029)
Net activity under employee plans and related tax benefits		901,779	23,706			23,706
Dividends on preferred stock				(35,571)		(35,571)
Dividends on common stock, $0.20 per share				(41,298)		(41,298)
Change in deferred compensation				(138)		(138)
Balance at September 30, 2016	$709,601	203,850,072	$4,747,912	$2,211,793	$10,001	$7,679,307

Balance at December 31, 2014	$1,004,011	203,014,903	$4,723,855	$1,769,705	$(128,041)	$7,369,530
Net income for the period				206,984		206,984
Other comprehensive income, net of tax					111,066	111,066
Subordinated debt converted to preferred stock	148		(44)			104
Net activity under employee plans and related tax benefits		1,263,691	32,477			32,477
Dividends on preferred stock				(48,567)		(48,567)
Dividends on common stock, $0.16 per share				(32,785)		(32,785)
Change in deferred compensation				(714)		(714)
Balance at September 30, 2015	$1,004,159	204,278,594	$4,756,288	$1,894,623	$(16,975)	$7,638,095
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$127,263	$100,999	$331,649	$206,984
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	15,660	19,690	82,239	17,647
Depreciation and amortization	49,858	40,281	135,891	109,563
Fixed income securities losses (gains), net	(39)	53	(92)	138,728
Deferred income tax expense (benefit)	1,976	(10,027)	(8,813)	(51,056)
Net decrease (increase) in trading securities	10,771	970	(59,836)	(2,950)
Net decrease (increase) in loans held for sale	(12,447)	23,314	(9,190)	3,263
Change in other liabilities	53,051	21,525	215,688	(14,738)
Change in other assets	(4,477)	31,178	(222,378)	(1,991)
Other, net	(13,337)	(15,461)	(2,313)	(19,080)
Net cash provided by operating activities	228,279	212,522	462,845	386,370

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(389,351)	1,181,378	3,563,103	680,209
Proceeds from maturities and paydowns of investment securities held-to-maturity	33,312	26,875	65,763	87,785
Purchases of investment securities held-to-maturity	(35,206)	(142)	(235,508)	(24,203)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	683,330	385,584	3,256,912	1,365,851
Purchases of investment securities available-for-sale	(1,606,852)	(1,728,939)	(5,973,805)	(3,486,509)
Loans purchased	—	—	(104,066)	—
Net change in loans held for investment	(73,217)	(122,868)	(1,900,132)	(74,974)
Purchases of premises, equipment and software	(51,307)	(38,747)	(143,181)	(106,115)
Proceeds from sales of other real estate owned	6,405	8,019	15,146	16,592
Other, net	(23,654)	17,610	(23,394)	46,935
Net cash used in investing activities	(1,456,540)	(271,230)	(1,479,162)	(1,494,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	576,129	(16,977)	496,528	1,072,072
Net change in short-term funds borrowed	845,306	45,267	768,574	28,168
Cash paid for preferred stock redemption	—	—	(126,144)	—
Repayments of long-term debt	(128,910)	(111,477)	(243,993)	(164,082)
Proceeds from the issuance of common stock	4,661	13,599	8,147	19,631
Dividends paid on common and preferred stock	(30,891)	(27,420)	(81,107)	(79,699)
Repurchases of company common stock through buyback program	(45,029)	—	(45,029)	—
Other, net	(115)	172	(5,826)	(7,279)
Net cash provided by (used in) financing activities	1,221,151	(96,836)	771,150	868,811
Net decrease in cash and due from banks	(7,110)	(155,544)	(245,167)	(239,248)
Cash and due from banks at beginning of period	560,262	758,238	798,319	841,942
Cash and due from banks at end of period	$553,152	$602,694	$553,152	$602,694

Cash paid for interest	$18,243	$22,162	$61,295	$73,219
Net cash paid for income taxes	52,510	8,679	153,938	100,505
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2016

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
Operating results for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2015 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2015 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
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

Standards not yet adopted by the Company

ASU 2016-09, Stock Compensation (Topic 718): Improvements to Share-Based Payment Accounting
The standard requires entities to recognize the income tax effects of share-based payment awards in the income statement when the awards vest or are settled (i.e. the additional paid-in capital pools will be eliminated). The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing. The standard also provides an entity the option to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.
		January 1, 2017	We do not expect this guidance will have a material impact on the Company’s financial statements.

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
		January 1, 2018	We do not currently expect this guidance will have a material impact on the Company’s financial statements.

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
		January 1, 2019	We are currently evaluating the potential impact of this guidance on the Company’s financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

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
		January 1, 2016	Our adoption of this standard did not have a material impact on the accompanying financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Loans held for investment transferred to other real estate owned	$6,167	$3,446	$13,483	$10,098
Loans held for sale reclassified to (from) loans held for investment, net	(40,017)	22,299	(36,129)	33,042
Adjusted cost of HTM securities reclassified as AFS securities	—	—	—	79,276

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	September 30, 2016
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$1,675,645	$—	$1,675,645	$—	$—	$1,675,645
Derivatives (included in other assets)	129,065	—	129,065	(20,419)	(83)	108,563
	$1,804,710	$—	$1,804,710	$(20,419)	$(83)	$1,784,208
Liabilities:
Federal funds and other short-term borrowings	$1,115,561	$—	$1,115,561	$—	$—	$1,115,561
Derivatives (included in other liabilities)	111,929	—	111,929	(20,419)	(86,478)	5,032
	$1,227,490	$—	$1,227,490	$(20,419)	$(86,478)	$1,120,593

	December 31, 2015
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$619,758	$—	$619,758	$—	$—	$619,758
Derivatives (included in other assets)	77,638	—	77,638	(6,990)	—	70,648
	$697,396	$—	$697,396	$(6,990)	$—	$690,406
Liabilities:
Federal funds and other short-term borrowings	$346,987	$—	$346,987	$—	$—	$346,987
Derivatives (included in other liabilities)	72,568	—	72,568	(6,990)	(60,923)	4,655
	$419,555	$—	$419,555	$(6,990)	$(60,923)	$351,642
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

ZIONS BANCORPORATION AND SUBSIDIARIES

5.	INVESTMENTS
Investment Securities
Investment securities are summarized below. Note 10 discusses the process to estimate fair value for investment securities.

	September 30, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$715,279	$11,220	$8,677	$717,822
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,834,034	23,104	687	1,856,451
Agency guaranteed mortgage-backed securities	5,438,880	42,437	7,028	5,474,289
Small Business Administration loan-backed securities	2,192,844	9,674	16,105	2,186,413
Municipal securities	768,875	10,575	1,205	778,245
Other debt securities	25,380	135	2,546	22,969
	10,260,013	85,925	27,571	10,318,367
Money market mutual funds and other	39,607	109	—	39,716
	10,299,620	86,034	27,571	10,358,083
Total	$11,014,899	$97,254	$36,248	$11,075,905

	December 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$545,648	$11,218	$4,778	$552,088
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,231,740	4,313	2,658	1,233,395
Agency guaranteed mortgage-backed securities	3,964,593	7,919	36,037	3,936,475
Small Business Administration loan-backed securities	1,932,817	12,602	14,445	1,930,974
Municipal securities	417,374	2,177	856	418,695
Other debt securities	25,454	152	2,665	22,941
	7,571,978	27,163	56,661	7,542,480
Money market mutual funds and other	100,612	61	37	100,636
	7,672,590	27,224	56,698	7,643,116
Total	$8,218,238	$38,442	$61,476	$8,195,204
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
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of September 30, 2016 by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Principal return in one year or less	$71,532	$71,842	$1,379,980	$1,388,748
Principal return after one year through five years	266,665	269,636	4,161,930	4,184,444
Principal return after five years through ten years	219,770	223,701	3,010,430	3,034,823
Principal return after ten years	157,312	152,643	1,707,673	1,710,352
	$715,279	$717,822	$10,260,013	$10,318,367
The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	September 30, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$7,911	$261,162	$766	$11,845	$8,677	$273,007
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	215	230,565	472	122,379	687	352,944
Agency guaranteed mortgage-backed securities	2,646	695,513	4,382	358,066	7,028	1,053,579
Small Business Administration loan-backed securities	3,256	510,834	12,849	678,139	16,105	1,188,973
Municipal securities	907	180,804	298	12,585	1,205	193,389
Other	—	—	2,546	12,457	2,546	12,457
	7,024	1,617,716	20,547	1,183,626	27,571	2,801,342
Mutual funds and other	—	—	—	—	—	—
	7,024	1,617,716	20,547	1,183,626	27,571	2,801,342
Total	$14,935	$1,878,878	$21,313	$1,195,471	$36,248	$3,074,349

	December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4,521	$122,197	$257	$13,812	$4,778	$136,009
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2,176	559,196	482	131,615	2,658	690,811
Agency guaranteed mortgage-backed securities	34,583	3,639,824	1,454	65,071	36,037	3,704,895
Small Business Administration loan-backed securities	5,348	567,365	9,097	535,376	14,445	1,102,741
Municipal securities	735	102,901	121	5,733	856	108,634
Other	—	—	2,665	12,337	2,665	12,337
	42,842	4,869,286	13,819	750,132	56,661	5,619,418
Mutual funds and other	37	35,488	—	—	37	35,488
	42,879	4,904,774	13,819	750,132	56,698	5,654,906
Total	$47,400	$5,026,971	$14,076	$763,944	$61,476	$5,790,915
At September 30, 2016 and December 31, 2015, respectively, 215 and 187 HTM and 814 and 709 AFS investment securities were in an unrealized loss position.

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
OTTI Conclusions
Our 2015 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation by each security type that has significant gross unrealized losses at September 30, 2016:
Small Business Administration (“SBA”) Loan-Backed Securities: These securities were generally purchased at premiums with maturities from 5 to 25 years and have principal cash flows guaranteed by the SBA. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At September 30, 2016, we did not have an intent to sell identified SBA securities with unrealized losses or initiate such sales, and we believe it is not likely that we would be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during the third quarter of 2016.
The following is a tabular rollforward of the total amount of credit-related OTTI in 2015. We did not record any credit-related OTTI in the three and nine months ended 2016.

(In thousands)	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of period	$—	$—	$—	$(9,079)	$(95,472)	$(104,551)
Reductions for securities sold or paid off during the period	—	—	—	—	104,551	104,551
Reclassification of securities from HTM to AFS	—	—	—	9,079	(9,079)	—
Balance of credit-related OTTI at end of period	$—	$—	$—	$—	$—	$—

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	Three Months Ended				Nine Months Ended
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$12	$—	$—	$—	$12	$—	$1	$—
Available-for-sale	29	2	6	59	89	9	8,366	147,572
Other noninterest-bearing investments	8,803	362	14,267	10,637	14,701	4,101	23,870	11,571
	8,844	364	14,273	10,696	14,802	4,110	32,237	159,143
Net gains (losses)		$8,480		$3,577		$10,692		$(126,906)
Statement of income information:
Equity securities gains, net		$8,441		$3,630		$10,600		$11,822
Fixed income securities gains (losses), net		39		(53)		92		(138,728)
Net gains (losses)		$8,480		$3,577		$10,692		$(126,906)
Interest income by security type is as follows:

(In thousands)	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2,572	$3,318	$5,890	$7,748	$9,202	$16,950
Available-for-sale	39,784	2,987	42,771	117,968	7,523	125,491
Trading	676	—	676	1,905	—	1,905
	$43,032	$6,305	$49,337	$127,621	$16,725	$144,346

(In thousands)	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3,031	$2,629	$5,660	$9,716	$8,265	$17,981
Available-for-sale	23,427	699	24,126	64,832	2,047	66,879
Trading	445	—	445	1,653	—	1,653
	$26,903	$3,328	$30,231	$76,201	$10,312	$86,513
Investment securities with a carrying value of $1.5 billion at September 30, 2016 and $2.3 billion at December 31, 2015 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
Private Equity Investments
Effect of Volcker Rule
The Volcker Rule, as published pursuant to the Dodd-Frank Act in December 2013 and amended in January 2014, significantly restricted certain activities by covered bank holding companies, including restrictions on certain types of securities, proprietary trading, and private equity investing. The Company’s private equity investments (“PEIs”) consist of Small Business Investment Companies (“SBICs”) and non-SBICs. Following the sales of its CDO securities, the only prohibited investments under the Volcker Rule requiring divestiture by the Company were certain of its PEIs. Of the recorded PEIs of $143 million at September 30, 2016, approximately $7 million remain prohibited by the Volcker Rule.
As of September 30, 2016 we have sold a total of $18 million of PEIs during 2016 and 2015 as follows: $9 million during 2016 and $9 million during 2015. All of these sales were related to prohibited PEIs and resulted in

ZIONS BANCORPORATION AND SUBSIDIARIES

insignificant amounts of realized gains or losses. We will dispose of the remaining $7 million of prohibited PEIs before the required deadline, which has been extended to July 21, 2017. See other discussions in Notes 10 and 11.
As discussed in Note 11, we have $18 million at September 30, 2016 of unfunded commitments for PEIs, of which approximately $1 million relate to prohibited PEIs. Until we dispose of the prohibited PEIs, we expect to fund these commitments if and as the capital calls are made, as allowed under the Volcker Rule.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In thousands)	September 30, 2016	December 31, 2015

Loans held for sale	$160,287	$149,880

Commercial:
Commercial and industrial	$13,542,752	$13,211,481
Leasing	438,933	441,666
Owner occupied	6,889,674	7,150,028
Municipal	752,960	675,839
Total commercial	21,624,319	21,479,014
Commercial real estate:
Construction and land development	2,147,212	1,841,502
Term	9,302,712	8,514,401
Total commercial real estate	11,449,924	10,355,903
Consumer:
Home equity credit line	2,581,068	2,416,357
1-4 family residential	5,784,583	5,382,099
Construction and other consumer real estate	453,235	385,240
Bankcard and other revolving plans	457,910	443,780
Other	188,681	187,149
Total consumer	9,465,477	8,814,625
Total loans	$42,539,720	$40,649,542
Loan balances are presented net of unearned income and fees, which amounted to $149.1 million at September 30, 2016 and $150.3 million at December 31, 2015.
Owner occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $21.4 million at September 30, 2016 and $26.2 million at December 31, 2015.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $295.1 million at September 30, 2016 and $288.0 million at December 31, 2015.
Loans with a carrying value of approximately $25.9 billion at September 30, 2016 have been pledged at the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings compared to $19.4 billion at December 31, 2015 at the Federal Reserve and various FHLBs.
We sold loans totaling $413.2 million and $1,003.9 million for the three and nine months ended September 30, 2016, and $434.1 million and $1,070.2 million for the three and nine months ended September 30, 2015, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. Amounts added to loans held for sale during these periods were $386.7 million and $979.3

ZIONS BANCORPORATION AND SUBSIDIARIES

million for the three and nine months ended September 30, 2016, and $442.4 million and $1,111.0 million for the three and nine months ended September 30, 2015, respectively.
The principal balance of sold loans for which we retain servicing was approximately $1.2 billion at September 30, 2016 and $1.3 billion at December 31, 2015. Income from loans sold, excluding servicing, was $6.2 million and $15.1 million for the three and nine months ended September 30, 2016, and $5.0 million and $13.9 million for the three and nine months ended September 30, 2015, respectively.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Changes in ACL Assumptions
During the first quarter of 2016, due to the consolidation of our separate banking charters, we enhanced our methodology to estimate the ACL on a Company-wide basis. As described previously, for large commercial and CRE loans, we began estimating historic loss factors by separately calculating historic default and LGD rates, instead of directly calculating loss rates for groupings of probability of default and LGD grades using a loss migration approach. For small commercial and CRE loans, we began using roll rate models to estimate probable inherent losses. For consumer loans, we began pooling loans by current loan-to-value, where applicable. The impact of these changes was largely neutral to the total ACL at implementation.
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended September 30, 2016
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$457,064	$121,567	$29,714	$608,345
Additions:
Provision for loan losses	22,298	(6,446)	2,973	18,825
Deductions:
Gross loan and lease charge-offs	(48,032)	(1,075)	(4,656)	(53,763)
Recoveries	14,724	6,952	2,102	23,778
Net loan and lease (charge-offs) recoveries	(33,308)	5,877	(2,554)	(29,985)
Balance at end of period	$446,054	$120,998	$30,133	$597,185

Reserve for unfunded lending commitments
Balance at beginning of period	$53,523	$11,257	$—	$64,780
Provision credited to earnings	(1,903)	(1,262)	—	(3,165)
Balance at end of period	$51,620	$9,995	$—	$61,615

Total allowance for credit losses at end of period
Allowance for loan losses	$446,054	$120,998	$30,133	$597,185
Reserve for unfunded lending commitments	51,620	9,995	—	61,615
Total allowance for credit losses	$497,674	$130,993	$30,133	$658,800

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2016
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$454,277	$113,992	$37,779	$606,048
Additions:
Provision for loan losses	93,359	4,876	(2,773)	95,462
Deductions:
Gross loan and lease charge-offs	(137,897)	(9,889)	(11,716)	(159,502)
Recoveries	36,315	12,019	6,843	55,177
Net loan and lease (charge-offs) recoveries	(101,582)	2,130	(4,873)	(104,325)
Balance at end of period	$446,054	$120,998	$30,133	$597,185

Reserve for unfunded lending commitments
Balance at beginning of period	$57,696	$16,526	$616	$74,838
Provision credited to earnings	(6,076)	(6,531)	(616)	(13,223)
Balance at end of period	$51,620	$9,995	$—	$61,615

Total allowance for credit losses at end of period
Allowance for loan losses	$446,054	$120,998	$30,133	$597,185
Reserve for unfunded lending commitments	51,620	9,995	—	61,615
Total allowance for credit losses	$497,674	$130,993	$30,133	$658,800

	Three Months Ended September 30, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$437,770	$125,796	$45,809	$609,375
Additions:
Provision for loan losses	22,417	(6,621)	2,466	18,262
Deductions:
Gross loan and lease charge-offs	(36,961)	(1,068)	(4,330)	(42,359)
Recoveries	4,471	4,162	2,529	11,162
Net loan and lease (charge-offs) recoveries	(32,490)	3,094	(1,801)	(31,197)
Balance at end of period	$427,697	$122,269	$46,474	$596,440

Reserve for unfunded lending commitments
Balance at beginning of period	$60,774	$18,639	$548	$79,961
Provision charged (credited) to earnings	2,808	(1,467)	87	1,428
Balance at end of period	$63,582	$17,172	$635	$81,389

Total allowance for credit losses at end of period
Allowance for loan losses	$427,697	$122,269	$46,474	$596,440
Reserve for unfunded lending commitments	63,582	17,172	635	81,389
Total allowance for credit losses	$491,279	$139,441	$47,109	$677,829

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$412,514	$145,009	$47,140	$604,663
Additions:
Provision for loan losses	53,292	(38,491)	2,533	17,334
Deductions:
Gross loan and lease charge-offs	(76,734)	(5,637)	(11,224)	(93,595)
Recoveries	38,682	21,331	8,025	68,038
Net loan and lease (charge-offs) recoveries	(38,052)	15,694	(3,199)	(25,557)
Balance at end of period	$427,697	$122,269	$46,474	$596,440

Reserve for unfunded lending commitments
Balance at beginning of period	$58,931	$21,517	$628	$81,076
Provision charged (credited) to earnings	4,651	(4,345)	7	313
Balance at end of period	$63,582	$17,172	$635	$81,389

Total allowance for credit losses at end of period
Allowance for loan losses	$427,697	$122,269	$46,474	$596,440
Reserve for unfunded lending commitments	63,582	17,172	635	81,389
Total allowance for credit losses	$491,279	$139,441	$47,109	$677,829
The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	September 30, 2016
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$68,159	$3,029	$6,755	$77,943
Collectively evaluated for impairment	377,197	117,520	22,900	517,617
Purchased loans with evidence of credit deterioration	698	449	478	1,625

Outstanding loan balances:
Individually evaluated for impairment	$495,919	$74,456	$76,564	$646,939
Collectively evaluated for impairment	21,086,101	11,336,574	9,380,885	41,803,560
Purchased loans with evidence of credit deterioration	42,299	38,894	8,028	89,221
Total	$21,624,319	$11,449,924	$9,465,477	$42,539,720

	December 31, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$36,909	$3,154	$9,462	$49,525
Collectively evaluated for impairment	417,295	110,417	27,866	555,578
Purchased loans with evidence of credit deterioration	73	421	451	945

Outstanding loan balances:
Individually evaluated for impairment	$289,629	$107,341	$92,605	$489,575
Collectively evaluated for impairment	21,129,125	10,193,840	8,712,079	40,035,044
Purchased loans with evidence of credit deterioration	60,260	54,722	9,941	124,923
Total	$21,479,014	$10,355,903	$8,814,625	$40,649,542

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Nonaccrual loans are summarized as follows:

(In thousands)	September 30, 2016	December 31, 2015
Loans held for sale	$29,448	$—
Commercial:
Commercial and industrial	$387,339	$163,906
Leasing	14,219	3,829
Owner occupied	65,873	73,881
Municipal	868	951
Total commercial	468,299	242,567
Commercial real estate:
Construction and land development	4,037	7,045
Term	27,420	40,253
Total commercial real estate	31,457	47,298
Consumer:
Home equity credit line	11,318	8,270
1-4 family residential	36,016	50,254
Construction and other consumer real estate	753	748
Bankcard and other revolving plans	1,415	537
Other	126	186
Total consumer loans	49,628	59,995
Total	$549,384	$349,860

ZIONS BANCORPORATION AND SUBSIDIARIES

Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2016
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Loans held for sale	$160,287	$—	$—	$—	$160,287	$—	$29,448
Commercial:
Commercial and industrial	$13,404,163	$87,689	$50,900	$138,589	$13,542,752	$5,452	$320,959
Leasing	438,933	—	—	—	438,933	—	14,219
Owner occupied	6,839,251	30,313	20,110	50,423	6,889,674	5,472	42,803
Municipal	752,960	—	—	—	752,960	—	868
Total commercial	21,435,307	118,002	71,010	189,012	21,624,319	10,924	378,849
Commercial real estate:
Construction and land development	2,113,363	32,079	1,770	33,849	2,147,212	—	2,267
Term	9,254,133	25,362	23,217	48,579	9,302,712	15,231	17,226
Total commercial real estate	11,367,496	57,441	24,987	82,428	11,449,924	15,231	19,493
Consumer:
Home equity credit line	2,569,726	4,380	6,962	11,342	2,581,068	1,500	4,219
1-4 family residential	5,751,412	13,393	19,778	33,171	5,784,583	63	11,248
Construction and other consumer real estate	446,778	5,896	561	6,457	453,235	107	288
Bankcard and other revolving plans	453,961	2,794	1,155	3,949	457,910	1,010	1,174
Other	188,147	533	1	534	188,681	—	82
Total consumer loans	9,410,024	26,996	28,457	55,453	9,465,477	2,680	17,011
Total	$42,212,827	$202,439	$124,454	$326,893	$42,539,720	$28,835	$415,353

	December 31, 2015
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Loans held for sale	$149,880	$—	$—	$—	$149,880	$—	$—
Commercial:
Commercial and industrial	$13,114,045	$60,523	$36,913	$97,436	$13,211,481	$3,065	$117,942
Leasing	440,963	183	520	703	441,666	—	3,309
Owner occupied	7,085,086	37,776	27,166	64,942	7,150,028	3,626	43,984
Municipal	668,207	7,586	46	7,632	675,839	46	951
Total commercial	21,308,301	106,068	64,645	170,713	21,479,014	6,737	166,186
Commercial real estate:
Construction and land development	1,835,360	842	5,300	6,142	1,841,502	—	1,745
Term	8,469,390	10,424	34,587	45,011	8,514,401	21,697	24,867
Total commercial real estate	10,304,750	11,266	39,887	51,153	10,355,903	21,697	26,612
Consumer:
Home equity credit line	2,407,972	4,717	3,668	8,385	2,416,357	—	3,053
1-4 family residential	5,340,549	14,828	26,722	41,550	5,382,099	1,036	20,939
Construction and other consumer real estate	374,987	8,593	1,660	10,253	385,240	1,337	408
Bankcard and other revolving plans	440,358	1,861	1,561	3,422	443,780	1,217	146
Other	186,436	647	66	713	187,149	—	83
Total consumer loans	8,750,302	30,646	33,677	64,323	8,814,625	3,590	24,629
Total	$40,363,353	$147,980	$138,209	$286,189	$40,649,542	$32,024	$217,427

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	September 30, 2016
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,131,677	$355,800	$1,046,068	$9,207	$13,542,752
Leasing	403,597	6,155	29,181	—	438,933
Owner occupied	6,450,754	145,338	293,582	—	6,889,674
Municipal	738,808	—	14,152	—	752,960
Total commercial	19,724,836	507,293	1,382,983	9,207	21,624,319	$446,054
Commercial real estate:
Construction and land development	2,059,627	61,936	25,649	—	2,147,212
Term	9,065,467	96,384	140,861	—	9,302,712
Total commercial real estate	11,125,094	158,320	166,510	—	11,449,924	120,998
Consumer:
Home equity credit line	2,566,873	—	14,195	—	2,581,068
1-4 family residential	5,746,829	—	37,754	—	5,784,583
Construction and other consumer real estate	451,809	—	1,426	—	453,235
Bankcard and other revolving plans	454,850	—	3,060	—	457,910
Other	188,468	—	213	—	188,681
Total consumer loans	9,408,829	—	56,648	—	9,465,477	30,133
Total	$40,258,759	$665,613	$1,606,141	$9,207	$42,539,720	$597,185

	December 31, 2015
(In thousands)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,007,076	$399,847	$804,403	$155	$13,211,481
Leasing	411,131	5,166	25,369	—	441,666
Owner occupied	6,720,052	139,784	290,192	—	7,150,028
Municipal	663,903	—	11,936	—	675,839
Total commercial	19,802,162	544,797	1,131,900	155	21,479,014	$454,277
Commercial real estate:
Construction and land development	1,786,610	42,348	12,544	—	1,841,502
Term	8,319,348	47,245	139,036	8,772	8,514,401
Total commercial real estate	10,105,958	89,593	151,580	8,772	10,355,903	113,992
Consumer:
Home equity credit line	2,404,635	—	11,722	—	2,416,357
1-4 family residential	5,325,519	—	56,580	—	5,382,099
Construction and other consumer real estate	381,738	—	3,502	—	385,240
Bankcard and other revolving plans	440,282	—	3,498	—	443,780
Other	186,836	—	313	—	187,149
Total consumer loans	8,739,010	—	75,615	—	8,814,625	37,779
Total	$38,647,130	$634,390	$1,359,095	$8,927	$40,649,542	$606,048
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
When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three and nine months ended September 30, 2016 and 2015 was not significant.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three and nine months ended September 30, 2016 and 2015:

	September 30, 2016
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Loans held for sale	$18,935	$15,996	$—	$15,996	$—

Commercial:
Commercial and industrial	$476,275	$86,904	$338,754	$425,658	$64,381
Owner occupied	108,694	61,794	38,163	99,957	3,612
Municipal	1,347	869	—	869	—
Total commercial	586,316	149,567	376,917	526,484	67,993
Commercial real estate:
Construction and land development	18,432	3,538	7,323	10,861	256
Term	86,540	52,295	22,290	74,585	1,322
Total commercial real estate	104,972	55,833	29,613	85,446	1,578
Consumer:
Home equity credit line	25,200	15,891	6,762	22,653	537
1-4 family residential	59,306	27,047	29,250	56,297	6,488
Construction and other consumer real estate	3,316	917	1,825	2,742	105
Other	1,992	1,484	32	1,516	3
Total consumer loans	89,814	45,339	37,869	83,208	7,133
Total	$781,102	$250,739	$444,399	$695,138	$76,704

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2015
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Loans held for sale	$—	$—	$—	$—	$—

Commercial:
Commercial and industrial	$272,161	$44,190	$163,729	$207,919	$30,538
Owner occupied	141,526	83,024	43,243	126,267	5,486
Municipal	1,430	951	—	951	—
Total commercial	415,117	128,165	206,972	335,137	36,024
Commercial real estate:
Construction and land development	22,791	5,076	9,558	14,634	618
Term	142,239	82,864	34,361	117,225	2,604
Total commercial real estate	165,030	87,940	43,919	131,859	3,222
Consumer:
Home equity credit line	27,064	18,980	5,319	24,299	243
1-4 family residential	74,009	29,540	41,155	70,695	8,736
Construction and other consumer real estate	2,741	989	1,014	2,003	173
Other	3,187	36	2,570	2,606	299
Total consumer loans	107,001	49,545	50,058	99,603	9,451
Total	$687,148	$265,650	$300,949	$566,599	$48,697

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

Loans held for sale	$18,561	$—	$20,583	$—

Commercial:
Commercial and industrial	$448,590	$1,464	$318,434	$3,977
Owner occupied	100,386	2,060	103,439	7,537
Municipal	877	—	903	—
Total commercial	549,853	3,524	422,776	11,514
Commercial real estate:
Construction and land development	11,281	863	12,041	2,065
Term	73,860	2,689	79,449	9,378
Total commercial real estate	85,141	3,552	91,490	11,443
Consumer:
Home equity credit line	22,895	323	22,291	1,029
1-4 family residential	61,149	461	57,815	1,324
Construction and other consumer real estate	2,767	43	2,707	134
Bankcard and other revolving plans	—	1	—	17
Other	1,912	81	2,166	281
Total consumer loans	88,723	909	84,979	2,785
Total	$723,717	$7,985	$599,245	$25,742

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(In thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

Loans held for sale	$—	$—	$—	$—

Commercial:
Commercial and industrial	$191,642	$1,314	$158,825	$5,525
Owner occupied	138,194	2,752	135,212	9,706
Municipal	978	—	1,007	—
Total commercial	330,814	4,066	295,044	15,231
Commercial real estate:
Construction and land development	31,506	499	31,920	2,691
Term	119,694	3,705	124,446	13,383
Total commercial real estate	151,200	4,204	156,366	16,074
Consumer:
Home equity credit line	25,095	401	24,329	1,206
1-4 family residential	90,240	398	91,671	1,803
Construction and other consumer real estate	5,540	32	2,342	91
Bankcard and other revolving plans	—	1	1	101
Other	36	177	4,109	692
Total consumer loans	120,911	1,009	122,452	3,893
Total	$602,925	$9,279	$573,862	$35,198
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	September 30, 2016
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$255	$17,606	$9	$71	$11	$40,104	$58,056
Owner occupied	2,580	109	899	—	7,703	14,352	25,643
Total commercial	2,835	17,715	908	71	7,714	54,456	83,699
Commercial real estate:
Construction and land development	41	196	—	—	—	7,358	7,595
Term	4,549	444	165	979	1,788	10,327	18,252
Total commercial real estate	4,590	640	165	979	1,788	17,685	25,847
Consumer:
Home equity credit line	195	1,358	9,572	4	163	2,677	13,969
1-4 family residential	2,326	368	6,416	254	3,209	31,010	43,583
Construction and other consumer real estate	165	341	14	1,128	—	915	2,563
Other	—	—	123	—	—	—	123
Total consumer loans	2,686	2,067	16,125	1,386	3,372	34,602	60,238
Total accruing	10,111	20,422	17,198	2,436	12,874	106,743	169,784
Nonaccruing
Loans held for sale	$—	$—	$—	$—	$—	$15,996	$15,996

Commercial:
Commercial and industrial	$122	$264	$—	$1,130	$33,902	$32,280	$67,698
Owner occupied	622	788	—	2,867	253	13,518	18,048
Municipal	—	869	—	—	—	—	869
Total commercial	744	1,921	—	3,997	34,155	45,798	86,615
Commercial real estate:
Construction and land development	—	45	—	—	1,725	410	2,180
Term	1,705	1,093	—	—	2,531	3,052	8,381
Total commercial real estate	1,705	1,138	—	—	4,256	3,462	10,561
Consumer:
Home equity credit line	—	437	1,357	35	—	682	2,511
1-4 family residential	—	243	2,096	284	1,276	5,583	9,482
Construction and other consumer real estate	—	90	—	21	—	47	158
Total consumer loans	—	770	3,453	340	1,276	6,312	12,151
Total nonaccruing	2,449	3,829	3,453	4,337	39,687	55,572	109,327
Total	$12,560	$24,251	$20,651	$6,773	$52,561	$162,315	$279,111

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2015
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$202	$3,236	$13	$100	$23,207	$34,473	$61,231
Owner occupied	1,999	681	929	—	9,879	16,339	29,827
Total commercial	2,201	3,917	942	100	33,086	50,812	91,058
Commercial real estate:
Construction and land development	94	—	—	—	—	9,698	9,792
Term	4,696	638	166	976	2,249	20,833	29,558
Total commercial real estate	4,790	638	166	976	2,249	30,531	39,350
Consumer:
Home equity credit line	192	2,147	9,763	—	164	3,155	15,421
1-4 family residential	2,669	353	6,747	433	3,440	32,903	46,545
Construction and other consumer real estate	174	384	—	—	—	1,152	1,710
Other	—	—	—	—	—	—	—
Total consumer loans	3,035	2,884	16,510	433	3,604	37,210	63,676
Total accruing	10,026	7,439	17,618	1,509	38,939	118,553	194,084
Nonaccruing
Loans held for sale	$—	$—	$—	$—	$—	$—	$—

Commercial:
Commercial and industrial	$28	$455	$—	$1,879	$3,577	$49,617	$55,556
Owner occupied	685	1,669	—	724	34	16,335	19,447
Municipal	—	951	—	—	—	—	951
Total commercial	713	3,075	—	2,603	3,611	65,952	75,954
Commercial real estate:
Construction and land development	—	333	—	—	3,156	208	3,697
Term	1,844	—	—	—	2,960	5,203	10,007
Total commercial real estate	1,844	333	—	—	6,116	5,411	13,704
Consumer:
Home equity credit line	7	500	1,400	54	—	233	2,194
1-4 family residential	—	275	2,052	136	1,180	7,299	10,942
Construction and other consumer real estate	—	101	17	48	—	44	210
Total consumer loans	7	876	3,469	238	1,180	7,576	13,346
Total nonaccruing	2,564	4,284	3,469	2,841	10,907	78,939	103,004
Total	$12,590	$11,723	$21,087	$4,350	$49,846	$197,492	$297,088

[1]
Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.
Unfunded lending commitments on TDRs amounted to approximately $11.8 million at September 30, 2016 and $7.5 million at December 31, 2015.
The total recorded investment of all TDRs in which interest rates were modified below market was $145.1 million at September 30, 2016 and $188.0 million at December 31, 2015. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.

ZIONS BANCORPORATION AND SUBSIDIARIES

The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Commercial:
Commercial and industrial	$(89)	$(67)	$(240)	$(189)
Owner occupied	(49)	(46)	(148)	(230)
Total commercial	(138)	(113)	(388)	(419)
Commercial real estate:
Construction and land development	(1)	(26)	(3)	(88)
Term	(65)	(84)	(218)	(295)
Total commercial real estate	(66)	(110)	(221)	(383)
Consumer:
Home equity credit line	—	—	(1)	(1)
1-4 family residential	(194)	(260)	(630)	(800)
Construction and other consumer real estate	(4)	(7)	(14)	(21)
Total consumer loans	(198)	(267)	(645)	(822)
Total decrease to interest income[1]	$(402)	$(490)	$(1,254)	$(1,624)

[1]	Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$31	$3,240	$3,271	$31	$3,309	$3,340
Owner occupied	3,360	—	3,360	3,360	—	3,360
Total commercial	3,391	3,240	6,631	3,391	3,309	6,700
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	45	45	—	45	45
Total commercial real estate	—	45	45	—	45	45
Consumer:
Home equity credit line	—	—	—	—	—	—
1-4 family residential	—	—	—	—	118	118
Construction and other consumer real estate	—	—	—	—	—	—
Total consumer loans	—	—	—	—	118	118
Total	$3,391	$3,285	$6,676	$3,391	$3,472	$6,863

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(In thousands)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$9	$9	$—	$104	$104
Owner occupied	—	—	—	—	943	943
Total commercial	—	9	9	—	1,047	1,047
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	—	—	—	833	833
Total commercial real estate	—	—	—	—	833	833
Consumer:
Home equity credit line	—	—	—	—	—	—
1-4 family residential	—	595	595	—	595	595
Construction and other consumer real estate	—	—	—	—	—	—
Total consumer loans	—	595	595	—	595	595
Total	$—	$604	$604	$—	$2,475	$2,475
Note: Total loans modified as TDRs during the 12 months previous to September 30, 2016 and 2015 were $139.4 million and $93.4 million, respectively.
At September 30, 2016 and December 31, 2015, the amount of foreclosed residential real estate property held by the Company was approximately $3.0 million and $0.5 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $9.5 million and $12.5 million, respectively.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In thousands)	September 30, 2016	December 31, 2015

Commercial	$47,982	$72,440
Commercial real estate	48,036	65,167
Consumer	9,027	11,082
Outstanding balance	$105,045	$148,689

Carrying amount	$89,221	$125,029
Less ALLL	1,625	945
Carrying amount, net	$87,596	$124,084
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
Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans, which were $0.7 million at September 30, 2016. There were no amounts of these loans at December 31, 2015.
Changes in the accretable yield for PCI loans were as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Balance at beginning of period	$38,033	$46,702	$39,803	$45,055
Accretion	(5,633)	(7,535)	(19,026)	(28,792)
Reclassification from nonaccretable difference	127	1,005	9,697	18,865
Disposals and other	1,629	1,126	3,682	6,170
Balance at end of period	$34,156	$41,298	$34,156	$41,298
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
During the three and nine months ended September 30, we adjusted the ALLL for acquired loans by recording a provision for loan losses of $1.1 million and $1.9 million in 2016, and $0.8 million and $0.3 million in 2015, respectively. The provision is net of the ALLL reversals resulting from changes in cash flow estimates, which are discussed subsequently.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three and nine months ended September 30, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $0.7 million and $1.2 million in 2016, and $0.6 million and $3.1 million in 2015, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income.
For the three and nine months ended September 30, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $4.3 million and $14.3 million in 2016, and $5.4 million and $22.1 million in 2015, respectively, of additional interest income.

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
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in OCI and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. We use interest rate swaps as part of our cash flow hedging strategy to hedge the variable cash flows associated with designated commercial loans. These interest rate swap agreements designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Although we have foreign operations as a result of our branch in Grand Cayman, Cayman Islands B.W.I., no derivatives have been designated as hedges of net investments in foreign operations.

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
Amounts in AOCI are reclassified to interest income as interest is earned on related variable-rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following September 30, 2016, we estimate that an additional $5.2 million will be reclassified.
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
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At September 30, 2016, the fair value of our derivative liabilities was $111.9 million, for which we were required to pledge cash collateral of approximately $113.1 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at September 30, 2016, the additional amount of collateral we could be required to pledge is approximately $2.8 million. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

ZIONS BANCORPORATION AND SUBSIDIARIES

Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at September 30, 2016 and December 31, 2015, and the related gain (loss) of derivative instruments for the nine months ended September 30, 2016 and 2015 is summarized as follows:

	September 30, 2016			December 31, 2015
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	$1,387,500	$18,888	$—	$1,387,500	$5,461	$956
Total derivatives designated as hedging instruments	1,387,500	18,888	—	1,387,500	5,461	956
Derivatives not designated as hedging instruments
Interest rate swaps and forwards	262,187	3,582	230	40,314	—	8
Interest rate swaps for customers [1]	3,994,275	95,424	102,605	3,256,190	51,353	53,843
Foreign exchange	570,213	11,171	9,094	463,064	20,824	17,761
Total derivatives not designated as hedging instruments	4,826,675	110,177	111,929	3,759,568	72,177	71,612
Total derivatives	$6,214,175	$129,065	$111,929	$5,147,068	$77,638	$72,568
1 Notional amounts include both the customer swaps and the offsetting derivative contracts.

	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [2]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [2]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Cash flow hedges [1]:
Interest rate swaps	$(5,381)	$2,804			$23,109	$8,739
	(5,381)	2,804			23,109	8,739
Fair value hedges:
Terminated swaps on long-term debt				$—				$—
Total derivatives designated as hedging instruments	(5,381)	2,804		—	23,109	8,739		—
Derivatives not designated as hedging instruments
Interest rate swaps and forward contracts			$904				$3,060
Interest rate swaps for customers			3,815				4,543
Foreign exchange			3,472				8,140
Total derivatives not designated as hedging instruments			8,191				15,743
Total derivatives	$(5,381)	$2,804	$8,191	$—	$23,109	$8,739	$15,743	$—

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income [2]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [2]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Cash flow hedges [1]:
Interest rate swaps	$17,343	$2,957			$21,172	$5,191
	17,343	2,957			21,172	5,191
Fair value hedges:
Terminated swaps on long-term debt				$431				$1,364
Total derivatives designated as hedging instruments	17,343	2,957		431	21,172	5,191		1,364
Derivatives not designated as hedging instruments
Interest rate swaps for customers			$939				$5,329
Futures contracts			1				2
Foreign exchange			2,506				6,938
Total derivatives not designated as hedging instruments			3,446				12,269
Total derivatives	$17,343	$2,957	$3,446	$431	$21,172	$5,191	$12,269	$1,364
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the change in fair value of the derivative.

[2]
Amounts for the three and nine months ended September 30, of $2.8 million and $8.7 million in 2016, and $3.0 million and $5.2 million in 2015, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 8.

The fair value of derivative assets was reduced by a net credit valuation adjustment of $7.2 million and $3.0 million at September 30, 2016 and 2015, respectively. The adjustment for derivative liabilities was not significant at September 30, 2016 and 2015. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

8.	DEBT AND SHAREHOLDERS’ EQUITY
Long-term debt is summarized as follows:

(In thousands)	September 30, 2016	December 31, 2015

Junior subordinated debentures related to trust preferred securities	$36,083	$164,950
Subordinated notes	246,453	246,170
Senior notes	287,065	400,334
Capital lease obligations	784	912
Total	$570,385	$812,366
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or unamortized debt issuance costs. The amount of long-term debt as of December 31, 2015 presented in the schedule differs from the amount in our 2015 10-K as a result of the reclassification of unamortized debt issuance costs to long-term debt in compliance with ASU 2015-03.
Debt Redemptions and Maturities
During the first nine months of 2016, $89 million of our 4.0% senior notes matured. In addition, we purchased $15 million of our 4.5% senior notes and redeemed $11 million of our 3.6% senior medium-term notes.

ZIONS BANCORPORATION AND SUBSIDIARIES

We elected to exercise our right to redeem the junior subordinated debentures related to trust preferred securities issued to the following trusts. Redemptions included a total of $129 million in the third quarter of 2016, and $36 million in the fourth quarter of 2016. The following schedule presents the outstanding trust preferred securities balances as of September 30, 2016 and December 31, 2015.

(In thousands)	September 30, 2016	December 31, 2015	Coupon rate [1]	Redemption date

Amegy Statutory Trust I	$—	$51,547	3mL+2.85%	September 17, 2016
Amegy Statutory Trust II	36,083	36,083	3mL+1.90%	October 7, 2016
Amegy Statutory Trust III	—	61,856	3mL+1.78%	September 15, 2016
Stockmen’s Statutory Trust II	—	7,732	3mL+3.15%	September 26, 2016
Stockmen’s Statutory Trust III	—	7,732	3mL+2.89%	September 17, 2016
Total	$36,083	$164,950

[1]	Designation of “3mL” is three-month London Interbank Offered Rate (“LIBOR”).
Shareholders’ Equity
On April 25, 2016, we launched a tender offer to purchase up to $120 million par amount of certain outstanding preferred stock. Our preferred stock decreased by $119 million in the second quarter of 2016 as a result of the tender offer, including the purchase of $27 million of our Series I preferred stock, $59 million of our Series J preferred stock, and $33 million of our Series G preferred stock for an aggregate cash payment of $126 million. The total one-time reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $9.8 million.

During the third quarter of 2016, the Company commenced its common stock buyback program and repurchased 1.47 million shares of common stock outstanding with a fair value of $45 million at an average price of $30.64 per share. Since September 30, 2016, the Company has repurchased 1.42 million shares of our common stock outstanding with a fair value of $45 million at an average price of $31.69 per share, leaving $90 million of buyback capacity remaining in the 2016 capital plan (which spans the timeframe of July 2016 to June 2017).
Basel III Capital Framework
Effective January 1, 2015, we adopted the new Basel III capital framework that was issued by the Federal Reserve for U.S. banking organizations. We adopted the new capital rules on a phase-in basis and will adopt the fully phased-in requirements effective January 1, 2019.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) was $10 million at September 30, 2016 compared to $24 million at June 30, 2016 and $(55) million at December 31, 2015. The increase during the first nine months of 2016 was primarily due to an improvement in the fair value of the Company’s AFS securities portfolio due largely to changes in the interest rate environment.

ZIONS BANCORPORATION AND SUBSIDIARIES

Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2016
Balance at December 31, 2015	$(18,369)	$1,546	$(37,789)	$(54,612)
OCI (loss) before reclassifications, net of tax	54,316	16,437	(665)	70,088
Amounts reclassified from AOCI, net of tax	(57)	(5,418)	—	(5,475)
OCI (loss)	54,259	11,019	(665)	64,613
Balance at September 30, 2016	$35,890	$12,565	$(38,454)	$10,001
Income tax expense included in OCI	$33,742	$6,619	$665	$41,026
Nine Months Ended September 30, 2015
Balance at December 31, 2014	$(91,921)	$2,226	$(38,346)	$(128,041)
OCI before reclassifications, net of tax	15,398	13,035	—	28,433
Amounts reclassified from AOCI, net of tax	85,845	(3,212)	—	82,633
OCI	101,243	9,823	—	111,066
Balance at September 30, 2015	$9,322	$12,049	$(38,346)	$(16,975)
Income tax expense included in OCI	$65,549	$6,311	$—	$71,860

	Amounts reclassified from AOCI [1]				Statement of income (SI) Balance sheet (BS)
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2016	2015	2016	2015		Affected line item

Net realized gains (losses) on investment securities	$39	$(53)	$92	$(138,728)	SI	Fixed income securities gains (losses), net
Income tax expense (benefit)	15	(20)	35	(52,883)
Amounts reclassified from AOCI	$24	$(33)	$57	$(85,845)
Net unrealized gains on derivative instruments	$2,804	$2,957	$8,739	$5,191	SI	Interest and fees on loans
Income tax expense	1,066	1,127	3,321	1,979
Amounts Reclassified from AOCI	$1,738	$1,830	$5,418	$3,212

[1]	Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

9.	INCOME TAXES
The effective income tax rate of 33.7% for the third quarter of 2016 was higher than the 2015 third quarter rate of 28.8%. The tax rates for both the third quarter of 2016 and 2015 were benefited primarily by the non-taxability of certain income items. The tax rate for the third quarter of 2016 was higher compared to the same period in 2015 due to a decrease in investments in tax credit projects related to alternative energy and research and development initiatives. On a year-to-date basis, the 2016 tax rate of 33.4% was higher than the 2015 tax rate of 32.0%. The year-to-date tax rates for 2016 and 2015 were similarly impacted by the above-discussed permanent items.
Net deferred tax assets were approximately $170 million at September 30, 2016 and $203 million at December 31, 2015, which included a $4 million valuation allowance at each respective reporting date for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. We evaluate deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of September 30, 2016.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Third Party Service Providers
We use a third party pricing service to measure fair value for approximately 88% of our AFS Level 2 securities. Fair value measurements for other AFS Level 2 securities generally use certain inputs corroborated by market data and include standard discounted cash flow analysis.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure of Fair Value Measurements
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	September 30, 2016
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$9,517,153	$—	$9,517,153
Municipal securities		778,245		778,245
Other debt securities		22,969		22,969
Money market mutual funds and other	38,982	734		39,716
	38,982	10,319,101	—	10,358,083
Trading account		108,004		108,004
Other noninterest-bearing investments:
Bank-owned life insurance		494,181		494,181
Private equity investments			131,459	131,459
Other assets:
Agriculture loan servicing and interest-only strips			19,928	19,928
Deferred compensation plan assets	85,977			85,977
Derivatives:
Interest rate swaps and forwards		22,470		22,470
Interest rate swaps for customers		95,424		95,424
Foreign currency exchange contracts	11,171			11,171
	11,171	117,894	—	129,065
	$136,130	$11,039,180	$151,387	$11,326,697
LIABILITIES
Securities sold, not yet purchased	$56,635	$—	$—	$56,635
Other liabilities:
Deferred compensation plan obligations	85,977			85,977
Derivatives:
Interest rate swaps and forwards		230		230
Interest rate swaps for customers		102,605		102,605
Foreign currency exchange contracts	9,094			9,094
	9,094	102,835	—	111,929
	$151,706	$102,835	$—	$254,541

ZIONS BANCORPORATION AND SUBSIDIARIES

(In thousands)	December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$7,100,844	$—	$7,100,844
Municipal securities		418,695		418,695
Other debt securities		22,941		22,941
Money market mutual funds and other	61,807	38,829		100,636
	61,807	7,581,309	—	7,643,116
Trading account		48,168		48,168
Other noninterest-bearing investments:
Bank-owned life insurance		485,978		485,978
Private equity investments			120,027	120,027
Other assets:
Agriculture loan servicing and interest-only strips			13,514	13,514
Deferred compensation plan assets	84,570			84,570
Derivatives:
Interest rate swaps and forwards		5,966		5,966
Interest rate swaps for customers		51,353		51,353
Foreign currency exchange contracts	20,824			20,824
	20,824	57,319	—	78,143
	$167,201	$8,172,774	$133,541	$8,473,516
LIABILITIES
Securities sold, not yet purchased	$30,158	$—	$—	$30,158
Other liabilities:
Deferred compensation plan obligations	84,570			84,570
Derivatives:
Interest rate swaps and forwards		835		835
Interest rate swaps for customers		53,843		53,843
Foreign currency exchange contracts	17,761			17,761
	17,761	54,678	—	72,439
	$132,489	$54,678	$—	$187,167

ZIONS BANCORPORATION AND SUBSIDIARIES

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended September 30, 2016
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at June 30, 2016	$—	$—	$—	$122,257	$18,228	$—
Net gains (losses) included in:
Statement of income:
Dividends and other investment income				2,601
Equity securities gains, net				8,363
Other noninterest income					2,035
Purchases				3,015
Sales				(65)
Redemptions and paydowns				(4,712)	(335)
Balance at September 30, 2016	$—	$—	$—	$131,459	$19,928	$—

	Level 3 Instruments
	Nine Months Ended September 30, 2016
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2015	$—	$—	$—	$120,027	$13,514	$—
Net gains (losses) included in:
Statement of income:
Dividends and other investment income				1,247
Equity securities gains, net				8,909
Other noninterest income					7,026
Purchases				10,331	368
Sales				(3,479)
Redemptions and paydowns				(5,576)	(980)
Balance at September 30, 2016	$—	$—	$—	$131,459	$19,928	$—

	Level 3 Instruments
	Three Months Ended September 30, 2015
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at June 30, 2015	$—	$—	$—	$110,115	$13,502	$—
Net gains (losses) included in:
Statement of income:
Dividends and other investment losses				(620)
Equity securities gains, net				3,587
Other noninterest income					(375)
Purchases				8,184	234
Sales				(126)
Redemptions and paydowns				(945)	(200)
Balance at September 30, 2015	$—	$—	$—	$120,195	$13,161	$—

ZIONS BANCORPORATION AND SUBSIDIARIES

	Level 3 Instruments
	Nine Months Ended September 30, 2015
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2014	$4,164	$393,007	$4,761	$97,649	$12,227	$(13)
Net gains (losses) included in:
Statement of income:
Accretion of purchase discount on AFS securities	3	471
Dividends and other investment losses				(1,179)
Equity securities gains, net				7,554
Fixed income securities losses, net	(344)	(136,691)	(606)
Other noninterest income					1,112
Other noninterest expense						13
OCI (loss)	687	141,547	(74)
Fair value of HTM securities reclassified as AFS		57,308
Purchases				20,498	615
Sales	(2,651)	(440,055)	(4,081)	(2,634)
Redemptions and paydowns	(1,859)	(15,587)		(1,693)	(793)
Balance at September 30, 2015	$—	$—	$—	$120,195	$13,161	$—
No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three and nine months ended September 30, 2016 and 2015.
The preceding reconciling amounts using Level 3 inputs include the following realized amounts in the statement of income:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015

Dividends and other investment income	$—	$(6)	$—	$(2)
Fixed income securities losses, net	—	—	—	(137,641)
Equity securities gains (losses), net	3,505	(10,637)	3,598	(11,311)
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes during the year-to-date period measured on a nonrecurring basis.

(In thousands)	Fair value at September 30, 2016				Fair value at December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1,326	$1,326	$—	$—	$10,707	$10,707
Impaired loans	—	50,873	—	50,873	—	10,991	—	10,991
Other real estate owned	—	2,501	—	2,501	—	2,388	—	2,388
	$—	$53,374	$1,326	$54,700	$—	$13,379	$10,707	$24,086

ZIONS BANCORPORATION AND SUBSIDIARIES

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
ASSETS
Private equity investments, carried at cost	$(151)	$(625)	$(493)	$(2,903)
Impaired loans	(5,297)	(7,666)	(34,267)	(12,682)
Other real estate owned	(603)	(565)	(1,203)	(1,883)
	$(6,051)	$(8,856)	$(35,963)	$(17,468)
During the three and nine months ended September 30, we recognized net gains of $0.4 million and $3.2 million in 2016 and $0.8 million and $2.7 million in 2015 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $8.4 million and $13.1 million during the nine months ended September 30, 2016 and 2015, respectively. Previous to their sale in these periods, we recognized impairment on these properties of an insignificant amount in 2016 and 2015.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $15.1 million at September 30, 2016 and $25.3 million at December 31, 2015. Amounts of other noninterest-bearing investments carried at cost were $221.3 million at September 30, 2016 and $191.5 million at December 31, 2015, which were comprised of Federal Reserve and FHLB stock.
Impaired (or nonperforming) loans that are collateral-dependent were measured at fair value based on the fair value of the collateral. OREO was measured initially at fair value based on collateral appraisals at the time of transfer and subsequently at the lower of cost or fair value.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	September 30, 2016			December 31, 2015
(In thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$715,279	$717,822	2	$545,648	$552,088	2
Loans and leases (including loans held for sale), net of allowance	42,102,822	42,100,277	3	40,193,374	39,535,365	3
Financial liabilities:
Time deposits	2,516,493	2,517,487	2	2,130,680	2,129,742	2
Foreign deposits	118,762	118,772	2	294,391	294,321	2
Long-term debt	570,385	602,624	2	812,366	838,796	2
This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. Financial instruments for which carrying values approximate fair value include cash and due from banks, money market investments, demand, savings and money market deposits, federal funds purchased and other short-term borrowings, and security repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable on demand at the reporting date. Carrying value is used because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

11.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In thousands)	September 30, 2016	December 31, 2015

Net unfunded commitments to extend credit [1]	$18,113,233	$17,169,785
Standby letters of credit:
Financial	798,476	661,554
Performance	194,592	216,843
Commercial letters of credit	38,964	18,447
Total unfunded lending commitments	$19,145,265	$18,066,629

[1]	Net of participations
The Company’s 2015 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At September 30, 2016, the Company had recorded approximately $5.0 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $1.5 million attributable to the RULC and $3.5 million of deferred commitment fees.
As of September 30, 2016, the Parent has guaranteed $36 million of debt of affiliated trusts issuing trust preferred securities, which was subsequently redeemed in the fourth quarter of 2016. See related information on the redemption of these trusts in Note 8.
At September 30, 2016, we had unfunded commitments for PEIs of approximately $18 million. These obligations have no stated maturity. Certain PEIs related to these commitments are prohibited by the Volcker Rule. See related discussions about these investments in Notes 5 and 10.
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
As of September 30, 2016, we were subject to the following material litigation and governmental inquiries:

•
a class action case, Reyes v. Zions First National Bank, et. al., which was brought in the United States District Court for the Eastern District of Pennsylvania in early 2010. This case relates to payment processing services provided by Modern Payments, a small subsidiary of Zions, to ten of its customers that allegedly engaged in wrongful telemarketing practices. The plaintiff has been seeking a trebled monetary award under the federal RICO Act. During the second quarter of 2016, the parties reached an agreement in principle to settle the case for $37.50 million to $37.75 million, (with the amount within that range dependent upon the outcome of certain contingencies). A definitive settlement agreement on those terms was executed by the parties and preliminarily approved by the District Court in July 2016. The settlement agreement is subject to further court process and final approval by the District Court. These further steps are likely to be finalized during the fourth quarter of 2016. There can be no assurance that the settlement agreement will ultimately be approved by the

ZIONS BANCORPORATION AND SUBSIDIARIES

District Court or become effective. We have fully reserved for our obligations with respect to the settlement. A portion of the settlement amount is covered by our insurance policies and has been funded by our insurers.

•
a governmental inquiry into our payment processing practices relating primarily to the allegedly fraudulent telemarketers at issue in the Reyes case, discussed above, conducted by the Department of Justice. Our first contact with the Department of Justice relating to this matter occurred in early 2013. We commenced substantive settlement discussion with the Department of Justice in the third quarter of 2016. There can be no assurance, however, that the parties will be able to settle this matter.

•
a governmental inquiry into possible money laundering activities of one of our bank customers and our anti-money laundering practices relating to that customer, conducted by the United States Attorney’s Office for the Southern District of New York. Our first contact with the United States Attorney’s Office relating to this matter occurred in early 2012. We are unclear about the status of this inquiry.

•
a civil suit, Shou-En Wang v. CB&T (“Wang”), brought against us in Superior Court for Los Angeles County, Central District in April 2016. The case relates to our depositor relationships with customers who were promoters of an investment program that allegedly misappropriated investors’ funds. This case is in an early phase, with initial motion practice having commenced.

In the third quarter of 2016 we resolved a civil suit, Liu Aifang, et al. v. Velocity VIII, et al. (“Aifang”), brought against us in the United States District of California in April 2015. This case made similar allegations to those in the Wang case, but was brought by different plaintiffs.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of September 30, 2016, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $10 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

12.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and postretirement plans:

	Pension benefits		Supplemental retirement benefits		Postretirement benefits		Pension benefits		Supplemental retirement benefits		Postretirement benefits
(In thousands)	Three Months Ended September 30,						Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015

Service cost	$—	$—	$—	$—	$5	$8	$—	$—	$—	$—	$15	$25
Interest cost	1,721	1,755	101	101	10	10	5,246	5,320	302	302	29	30
Expected return on plan assets	(3,039)	(3,090)	—	—	—	—	(8,548)	(9,270)	—	—	—	—
Partial settlement loss	2,625	—	—	—	—	—	2,625	—	—	—	—	—
Amortization of net actuarial (gain) loss	1,293	1,297	29	31	(17)	(13)	4,612	4,445	87	92	(50)	(40)
Net periodic benefit cost (credit)	$2,600	$(38)	$130	$132	$(2)	$5	$3,935	$495	$389	$394	$(6)	$15
During the third quarter of 2016, we accrued a partial settlement loss of $2.6 million on our pension plan liability. Participants in the pension plan can elect lump sum distributions after retirement at their discretion. During the third quarter of 2016, the amount of expected lump sum distributions for all of 2016 exceeded the expected interest cost for the year, which triggered partial settlement accounting. As disclosed in the our 2015 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

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
As of September 30, 2016, Zions Bank operates 98 branches in Utah, 24 branches in Idaho, and one branch in Wyoming. Amegy operates 73 branches in Texas. CB&T operates 93 branches in California. NBAZ operates 58 branches in Arizona. NSB operates 49 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon. Effective April 1, 2015, TCBO was merged into TCBW.
The operating segment identified as “Other” includes the Parent, ZMSC, certain nonbank financial service subsidiaries, and eliminations of transactions between segments. The Parent’s operations are significant to the Other segment. The Company’s net interest income is substantially affected by the Parent’s interest expense on long-term

ZIONS BANCORPORATION AND SUBSIDIARIES

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
The following schedule presents selected operating segment information for the three months ended September 30, 2016 and 2015:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
SELECTED INCOME STATEMENT DATA
Net interest income	$159.1	$153.2	$119.4	$119.8	$114.1	$103.9	$49.9	$45.8	$31.9	$30.9
Provision for loan losses	(1.0)	(5.7)	24.3	31.8	(2.3)	1.1	0.2	(2.5)	(4.1)	(3.7)
Net interest income after provision for loan losses	160.1	158.9	95.1	88.0	116.4	102.8	49.7	48.3	36.0	34.6
Noninterest income	38.6	33.6	32.4	30.6	18.4	16.3	10.6	9.5	10.0	9.3
Noninterest expense	102.6	108.3	76.4	88.9	71.4	70.2	33.8	36.1	31.8	32.8
Net Income (loss) before taxes	$96.1	$84.2	$51.1	$29.7	$63.4	$48.9	$26.5	$21.7	$14.2	$11.1
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$12,629	$12,116	$10,666	$10,076	$9,341	$8,531	$4,156	$3,798	$2,288	$2,322
Total deposits	15,960	15,329	11,068	11,457	10,929	10,180	4,632	4,361	4,223	3,949
	Vectra		TCBW		Other		Consolidated Company
	2016	2015	2016	2015	2016	2015	2016	2015
SELECTED INCOME STATEMENT DATA
Net interest income	$32.0	$29.0	$10.1	$8.7	$(47.3)	$(65.9)	$469.2	$425.4
Provision for loan losses	1.7	(1.6)	0.2	(1.2)	(0.2)	—	18.8	18.2
Net interest income after provision for loan losses	30.3	30.6	9.9	9.9	(47.1)	(65.9)	450.4	407.2
Noninterest income	5.9	5.7	1.0	1.0	28.0	19.9	144.9	125.9
Noninterest expense	23.6	24.9	4.5	5.3	59.2	24.8	403.3	391.3
Net Income (loss) before taxes	$12.6	$11.4	$6.4	$5.6	$(78.3)	$(70.8)	$192.0	$141.8
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$2,489	$2,396	$796	$700	$122	$86	$42,487	$40,025
Total deposits	2,663	2,832	1,010	906	190	(95)	50,675	48,919

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the nine months ended September 30, 2016 and 2015:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
SELECTED INCOME STATEMENT DATA
Net interest income	$469.3	$460.4	$359.4	$352.6	$334.6	$314.6	$144.7	$135.4	$93.1	$93.0
Provision for loan losses	(31.5)	(18.8)	159.4	56.9	(1.3)	(6.5)	2.0	1.0	(28.8)	(15.4)
Net interest income after provision for loan losses	500.8	479.2	200.0	295.7	335.9	321.1	142.7	134.4	121.9	108.4
Noninterest income	111.5	98.3	89.6	90.3	50.9	48.6	30.2	27.3	29.2	27.6
Noninterest expense	297.6	325.3	237.1	275.2	203.9	223.2	98.5	110.4	93.5	99.2
Net Income (loss) before taxes	$314.7	$252.2	$52.5	$110.8	$182.9	$146.5	$74.4	$51.3	$57.6	$36.8
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$12,512	$12,102	$10,599	$10,169	$9,170	$8,502	$4,010	$3,803	$2,275	$2,354
Total deposits	15,879	15,688	11,100	11,409	10,764	9,917	4,553	4,277	4,113	3,870
	Vectra		TCBW		Other		Consolidated Company
	2016	2015	2016	2015	2016	2015	2016	2015
SELECTED INCOME STATEMENT DATA
Net interest income	$92.4	$87.5	$28.9	$25.7	$(135.5)	$(202.8)	$1,386.9	$1,266.4
Provision for loan losses	(4.3)	1.9	(0.2)	(1.8)	0.2	—	95.5	17.3
Net interest income after provision for loan losses	96.7	85.6	29.1	27.5	(135.7)	(202.8)	1,291.4	1,249.1
Noninterest income	17.2	16.1	3.3	3.0	55.5	(72.6)	387.4	238.6
Noninterest expense	66.2	73.3	14.6	11.6	169.4	65.1	1,180.8	1,183.3
Net Income (loss) before taxes	$47.7	$28.4	$17.8	$18.9	$(249.6)	$(340.5)	$498.0	$304.4
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$2,453	$2,385	$769	$711	$80	$85	$41,868	$40,111
Total deposits	2,704	2,745	970	863	(21)	(588)	50,062	48,181

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	HQLA	High-Quality Liquid Assets
AFS	Available-for-Sale	HTM	Held-to-Maturity
ALCO	Asset/Liability Committee	IFRS	International Financial Reporting Standards
ALLL	Allowance for Loan and Lease Losses	ISDA	International Swaps and Derivative Association
Amegy	Amegy Bank, a division of ZB, N.A.	LCR	Liquidity Coverage Ratio
AOCI	Accumulated Other Comprehensive Income	LGD	Loss Given Default
ASC	Accounting Standards Codification	LIBOR	London Interbank Offered Rate
ASU	Accounting Standards Update	NAV	Net Asset Value
ATM	Automated Teller Machine	NBAZ	National Bank of Arizona, a division of ZB, N.A.
BOLI	Bank-Owned Life Insurance	NIM	Net Interest Margin
bps	basis points	NSB	Nevada State Bank, a division of ZB, N.A.
CB&T	California Bank & Trust, a division of ZB, N.A.	NSFR	Net Stable Funding Ratio
CCAR	Comprehensive Capital Analysis and Review	NYMEX	New York Mercantile Exchange
CDO	Collateralized Debt Obligation	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1 (Basel III)	OCI	Other Comprehensive Income
CFPB	Consumer Financial Protection Bureau	OREO	Other Real Estate Owned
CLTV	Combined Loan-to-Value Ratio	OTC	Over-the-Counter
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OTTI	Other-Than-Temporary Impairment
CRE	Commercial Real Estate	Parent	Zions Bancorporation
CSA	Credit Support Annex	PCI	Purchase Credit-Impaired
CSV	Cash Surrender Value	PEI	Private Equity Investment
DFAST	Dodd-Frank Act Stress Test	PPNR	Pre-provision Net Revenue
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	ROC	Risk Oversight Committee
DTA	Deferred Tax Asset	RULC	Reserve for Unfunded Lending Commitments
EITF	Emerging Issues Task Force	SBA	Small Business Administration
ERM	Enterprise Risk Management	SBIC	Small Business Investment Company
ERMC	Enterprise Risk Management Committee	SEC	Securities and Exchange Commission
EVE	Economic Value of Equity at Risk	SNC	Shared National Credit
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	SVC	Securities Valuation Committee
FASB	Financial Accounting Standards Board	TCBO	The Commerce Bank of Oregon, a division of ZB, N.A.
FDIC	Federal Deposit Insurance Corporation	TCBW	The Commerce Bank of Washington, a division of ZB, N.A.
FHLB	Federal Home Loan Bank	TDR	Troubled Debt Restructuring
FHLMC	Federal Home Loan Mortgage Corporation, or “Freddie Mac”	Vectra	Vectra Bank Colorado, a division of ZB, N.A.
FNMA	Federal National Mortgage Association, or “Fannie Mae”	VIE	Variable Interest Entity
FRB	Federal Reserve Board	ZB, N.A.	ZB, National Association
GAAP	Generally Accepted Accounting Principles	Zions Bank	Zions Bank, a division of ZB, N.A.
HECL	Home Equity Credit Line	ZMSC	Zions Management Services Company

ZIONS BANCORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2015 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Executive Summary
Net earnings applicable to common shareholders for the third quarter of 2016 was $116.9 million, or $0.57 per diluted common share, compared with net earnings applicable to common shareholders of $90.6 million, or $0.44 per diluted common share for the second quarter of 2016, and $84.2 million, or $0.41 per diluted common share for the third quarter of 2015.
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
Financial Performance Targets
Following are the targeted financial performance outcomes of these organizational changes, and associated operational and technological initiatives with some brief comments regarding current performance against these measures:

•
Maintain adjusted noninterest expense less than $1.58 billion in 2016, although increasing somewhat in 2017; this target excludes those same expense items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 90 for more information regarding the calculation of the efficiency ratio). For the third quarter of 2016 adjusted noninterest expense was $403.8 million. Year-to-date adjusted noninterest expense was $1.18 billion, which, when annualized, is consistent with our commitment to hold adjusted noninterest expense to less than $1.58 billion in 2016.

•
Achieve an efficiency ratio less than 66% in 2016, and in the low 60s by fiscal year-end 2017, driven by expense and revenue initiatives detailed below; the announced target assumes a slight increase in interest rates. Our efficiency ratio increased 144 bps to 66.0% for the third quarter of 2016 compared with 64.5% during the second quarter of 2016, and improved 313 bps compared with an efficiency ratio of 69.1% for the third quarter of 2015. The ratio for the six months ending on September 30, 2016 is 65.2%, which is an improvement of 485 bps compared with the efficiency ratio of 70.1% for the same prior year period. We show the efficiency ratio for six-month periods, in addition to the three-month periods, in order to illustrate the trend over longer periods as quarterly fluctuations may not be reflective of the prevailing trend, while yearly results may not accurately reflect the pace of change. We show a nine-month efficiency ratio to illustrate the progress towards our annual target. The year-to-date efficiency ratio was 66.3%. We are firmly committed to achieving an efficiency ratio of less than 66% in 2016. See “GAAP to Non-GAAP Reconciliations” on page 90 for more information regarding the calculation of the efficiency ratio.

ZIONS BANCORPORATION AND SUBSIDIARIES

•
Achieve annual gross pretax cost savings of $120 million from operational expense initiatives by year-end 2017, which include overhauling technology, consolidating legal charters, and improving operating efficiency across the Company. We remain on track with this initiative, and expect to achieve cost savings in excess of the initial target of $120 million.

Our initiatives are designed to make the Company a more efficient organization that drives positive operating leverage, increases returns on tangible common equity over the long term to double digit levels, simplifies the corporate structure and operations, and improves customer experience. The increase in operating leverage is evident through increased revenue from growth in loans, deployment of cash to mortgage-backed securities, continued use of interest rate swaps, improvement in core fee income, and disciplined expense management.
Areas Experiencing Strength in the Third Quarter and First Nine Months of 2016
Net interest income, which is more than three-quarters of our revenue, was $469.2 million in the third quarter of 2016 and $464.8 million and $425.4 million in the second quarter of 2016 and third quarter of 2015, respectively. Year-to-date net interest income is also up in 2016, increasing 9.5% to $1.4 billion in 2016 from $1.3 billion in 2015. The increase in net interest income was due to our effort to change the mix of interest-earning assets from lower-yielding money market securities into higher-yielding loans and investment securities and to reduce interest expense related to long-term debt. The average investment securities portfolio for the third quarter of 2016 grew by $4.6 billion compared with the same prior year period, which resulted in a $19.1 million increase in interest income on investment securities over the same quarters. As a result of tender offers, early calls and maturities, the average balance of long-term debt for the third quarter of 2016 decreased by $348.5 million compared with the same prior year period, which led to a $9.5 million decrease in interest expense for the third quarter of 2016 compared with the third quarter of 2015. These actions should improve both the Company’s revenue stability under future stressful economic scenarios and current earnings as compared to the alternative of holding money market investments.
Some of the same factors that led to an increase in net interest income also helped improve net interest margin (“NIM”) between the third quarter of 2016 and the third quarter of 2015, which was 3.36% and 3.11% respectively. Declines in the yields on average commercial (“CRE”) and consumer loans and average investment securities were partially offset by increases in the yield on average commercial loans, which represent over half of the Company’s lending portfolio, and a shift of approximately $5 billion away from low-yielding money market investments into higher-yielding agency-backed securities. Further, rates dropped 14 bps on the Company’s funding base due to the aforementioned decline in long-term debt.
Adjusted pre-provision net revenue (“PPNR”) of $208.5 million for the third quarter of 2016 was down $3.0 million, or 1.4%, from the prior quarter, but has increased by $37.3 million, or 21.8%, compared with the third quarter of 2015. The increase from the same prior year period reflects operating leverage improvement resulting from loan growth, a more profitable earning assets mix, and controlled core operating expenses. The higher adjusted PPNR in the third quarter of 2016 drove an improvement in the Company’s efficiency ratio from 69.1% in the third quarter of 2015 to 66.0% in the current quarter. Noninterest expense of $403.3 million for the third quarter of 2016 was $12.0 million higher than it was in the third quarter of 2015. The increase in total noninterest expense from the third quarter of 2015 was primarily due to a legal accrual, the alignment of a single back-office operating environment, and other employee benefits-related items. The increase in noninterest expense was partially offset by a lower accrual for senior management compensation. See “GAAP to Non-GAAP Reconciliations” on page 90 for more information regarding the calculation of adjusted PPNR.
Customer-related fees in the third quarter of 2016 increased by 6.9% compared with the prior quarter and by 11.2% from the prior year period. Increases were spread across most categories of customer-related fees, with the largest increases in interchange fees, trust income, and loan servicing income. In addition to the customer-related fees, noninterest income for the third quarter of 2016 was also higher due to increased securities gains primarily due to an increase of approximately $8 million in the market value of one of the Company’s Small Business Investment Company (“SBIC”) investments.

ZIONS BANCORPORATION AND SUBSIDIARIES

Asset quality for the non-oil and gas portfolio, representing approximately 95% of the Company’s lending assets, remained strong when compared with the prior quarter. Excluding oil and gas-related loans, the ratio of nonperforming assets to loans and leases and other real estate owned (“OREO”) was 0.60% at September 30, 2016 compared with 0.67% at June 30, 2016. For the non-oil and gas-related loans, the allowance for credit losses (“ACL”) was 1.13% of loans and leases at September 30, 2016, compared with 1.15% at June 30, 2016. Net charge-offs for the total portfolio were $30 million in the third quarter of 2016, and $104 million for the first nine months of 2016. Excluding the oil and gas-related loans, the Company had net recoveries of $11 million, or an annualized (0.11)% of average loans, in the third quarter of 2016, and $10 million of net recoveries for the first nine months of 2016.
Tangible return on average tangible common equity was 7.88%, up 157 bps from the prior quarter and up 183 bps from the same prior year period, driven by steady growth in net interest and noninterest income and improvements in credit quality.
Areas Experiencing Challenges in the Third Quarter and First Nine Months of 2016
The overall credit quality of our loan portfolio remained strong, but the credit quality of our oil and gas-related portfolio experienced some deterioration. Criticized and classified oil and gas-related loan balances decreased $3 million and $44 million respectively in the third quarter of 2016 relative to the second quarter; however, criticized and classified oil and gas-related loans as a percentage of net oil and gas-related loans increased 405 bps and 159 bps respectively for the same period. Nonaccrual oil and gas-related loan balances increased $60 million relative to the prior quarter. The Company actively manages this portfolio and as part of our risk management efforts, we further reduced our oil and gas-related exposure to $4.1 billion, a reduction of approximately $300 million. Outstanding net loan balances in the oil and gas-related portfolio decreased $256 million or 10.0% during the quarter and outstanding net loan balances related to oilfield services and oil and gas service manufacturing decreased 14.7%, which are the highest risk areas for our oil and gas-related exposure.
Average yields in our lending and investments portfolios fell slightly compared with the second quarter of 2016 and with the third quarter of 2015. Factors include competitive pricing pressure, continued depressed interest rates, and premium amortization on agency securities due to prepayments. We expect continued growth from residential mortgage and commercial lending, with limited growth in our CRE portfolio.
Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of our revenue. For the third quarter of 2016, taxable-equivalent net interest income was $475.7 million, compared with $470.9 million for the second quarter of 2016 and $429.8 million for the third quarter of 2015.
Net interest margin in 2016 vs. 2015
The NIM was 3.36% and 3.11% for the third quarter of 2016 and 2015, respectively, and 3.39% for the second quarter of 2016. The increased NIM for the third quarter, compared with the same prior year period, resulted primarily from the change in the mix of interest-earning assets by moving funds from lower-yielding money market investments into available-for-sale (“AFS”) investment securities and loans, in addition to lower rates on long-term debt as a result of tender offers, early calls and maturities of high-cost debt. Due to market trends and competitive pricing, general yields on interest-earning assets have declined year-over-year.
The average loan portfolio increased $2.5 billion between the third quarter of 2016 and the third quarter of 2015. The average yield fell by 7 bps over the same period due to a continuation of competitive pricing pressure and depressed interest rates as new loans were originated or existing loans reset or were modified. The yield decreased 5 bps between the second quarter of 2016 and the third quarter of 2016 primarily as a result of changes in the yield in CRE term and consumer loans.
The average balance of AFS securities for the third quarter of 2016 increased by $4.4 billion, or 84.5%, but the average yield was 3 bps lower compared with the same prior year period, mainly due to accelerated premium

ZIONS BANCORPORATION AND SUBSIDIARIES

amortization due to prepayments on agency-backed securities. The slight decrease in the average yield was more than offset by the increase in average balance which produced $19.9 million more taxable-equivalent interest income compared with the same prior year quarter.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised 44.3% of average total deposits for the third quarter of 2016, compared with 44.1% for the third quarter of 2015. Average interest-bearing deposits increased by 3.1% in the third quarter of 2016, compared with the same prior year period, while the average rate paid was flat at 18 bps. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to borrower deposits, particularly noninterest-bearing deposits, that provide us with a low cost of funds and have a positive impact on our NIM. A significant decrease in the amount of noninterest-bearing deposits would likely have a negative impact on our NIM.
The average balance of long-term debt was $348.5 million lower for the third quarter of 2016 compared with the same prior year period. The reduced balance was a result of tender offers, early calls, and maturities. The average interest rate paid on long-term debt decreased by 191 bps between the same periods. This is primarily due to higher cost long-term debt maturities in both the third and fourth quarters of 2015. Additionally, $89 million par amount of long-term debt matured late in the second quarter of 2016 and the Company reduced its long-term debt by $128 million during the third quarter of 2016 by exercising its call options for junior subordinated debentures related to trust preferred securities. Refer to the “Liquidity Risk Management” section beginning on page 83 for more information.
See “Interest Rate and Market Risk Management” on page 79 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.
Interest rate spreads
The spread on average interest-bearing funds was 3.23% and 2.91% for the third quarters of 2016 and 2015, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM. The mix of interest-earning assets may change over time as we emphasize loan growth in 1-4 family residential and commercial and industrial loans. Although we have experienced strong growth in term CRE, we expect limited growth in future quarters, due in part to internal concentration limits and risk management practices. In addition, as discussed below, we are continuing to invest in short-to-medium duration U.S. agency pass-through securities that qualify as high-quality liquid assets (“HQLA”); over time we expect these investments to continue to reduce the proportion of earning assets in money market investments, and increase the proportion of AFS securities. Average yields on the loan portfolio may continue to experience modest downward pressure due to competitive pricing and growth in lower-yielding residential mortgages.
We expect to remain “asset-sensitive” (which refers to net interest income increasing as a result of a rising interest rate environment) with regard to interest rate risk. In response to liquidity and liquidity stress-testing regulations, which elevate, relative to historic levels, the proportion of HQLA we will be required to hold, we decided in the second half of 2014 to begin deploying cash into short-to-medium duration U.S. agency pass-through securities. During the third quarter of 2016, we purchased HQLA securities of $1.5 billion at amortized cost, increasing HQLA securities by $835 million after paydowns and payoffs during the quarter. In the near term, we plan to continue these purchases, which are expected to reduce our asset sensitivity compared with previous periods, and better match the duration of our assets with our liabilities, while also improving current earnings.
Our estimates of the Company’s actual interest rate risk position are predicated on a static balance sheet size and are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, which are a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience due to the prolonged period of very low interest rates. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 79.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(In thousands)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$3,139,771	$4,934	0.63%	$8,775,823	$6,018	0.27%
Securities:
Held-to-maturity	706,012	7,677	4.33	553,615	7,075	5.07
Available-for-sale	9,697,759	44,380	1.82	5,254,986	24,502	1.85
Trading account	80,591	676	3.34	47,235	445	3.74
Total securities	10,484,362	52,733	2.00	5,855,836	32,022	2.17
Loans held for sale	132,602	1,114	3.34	131,113	1,222	3.70
Loans and leases [2]
Commercial	21,815,443	229,720	4.19	21,289,641	222,478	4.15
Commercial real estate	11,331,183	119,242	4.19	10,170,539	114,695	4.47
Consumer	9,340,297	89,464	3.81	8,565,075	84,200	3.90
Total loans and leases	42,486,923	438,426	4.11	40,025,255	421,373	4.18
Total interest-earning assets	56,243,658	497,207	3.52	54,788,027	460,635	3.34
Cash and due from banks	555,945			583,936
Allowance for loan losses	(608,948)			(602,677)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	11,576			19,726
Other assets	2,845,876			2,597,278
Total assets	$60,062,236			$58,400,419
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,682,829	$9,374	0.15%	$24,676,897	$9,895	0.16%
Time	2,409,092	3,086	0.51	2,242,064	2,445	0.43
Foreign	116,678	89	0.30	441,670	202	0.18
Total interest-bearing deposits	28,208,599	12,549	0.18	27,360,631	12,542	0.18
Borrowed funds:
Federal funds and other short-term borrowings	343,358	193	0.22	211,322	76	0.14
Long-term debt	679,990	8,766	5.13	1,028,457	18,235	7.03
Total borrowed funds	1,023,348	8,959	3.48	1,239,779	18,311	5.86
Total interest-bearing liabilities	29,231,947	21,508	0.29	28,600,410	30,853	0.43
Noninterest-bearing deposits	22,466,132			21,558,557
Other liabilities	668,180			581,880
Total liabilities	52,366,259			50,740,847
Shareholders’ equity:
Preferred equity	709,601			1,004,059
Common equity	6,986,376			6,655,513
Total shareholders’ equity	7,695,977			7,659,572
Total liabilities and shareholders’ equity	$60,062,236			$58,400,419
Spread on average interest-bearing funds			3.23%			2.91%
Taxable-equivalent net interest income and net yield on interest-earning assets		$475,699	3.36%		$429,782	3.11%

[1]	Taxable-equivalent rates used where applicable.

[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(In thousands)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$4,099,015	$17,527	0.57%	$8,404,053	$17,021	0.27%
Securities:
Held-to-maturity	646,027	21,905	4.53	589,673	22,431	5.09
Available-for-sale	8,889,346	129,542	1.95	4,644,554	67,981	1.96
Trading account	70,848	1,905	3.59	64,534	1,653	3.42
Total securities	9,606,221	153,352	2.13	5,298,761	92,065	2.32
Loans held for sale	133,022	3,596	3.61	117,351	3,138	3.58
Loans and leases [2]
Commercial	21,791,318	684,406	4.20	21,463,558	672,468	4.19
Commercial real estate	11,019,877	349,859	4.24	10,115,149	337,980	4.47
Consumer	9,057,052	261,784	3.86	8,532,595	250,191	3.92
Total loans and leases	41,868,247	1,296,049	4.13	40,111,302	1,260,639	4.20
Total interest-earning assets	55,706,505	1,470,524	3.53	53,931,467	1,372,863	3.40
Cash and due from banks	601,264			639,049
Allowance for loan losses	(605,145)			(611,062)
Goodwill	1,014,129			1,014,129
Core deposit and other intangibles	13,487			22,055
Other assets	2,749,993			2,571,525
Total assets	$59,480,233			$57,567,163
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,604,575	$28,020	0.15%	$24,470,254	$29,083	0.16%
Time	2,230,373	7,905	0.47	2,304,572	7,447	0.43
Foreign	163,360	338	0.28	373,390	437	0.16
Total interest-bearing deposits	27,998,308	36,263	0.17	27,148,216	36,967	0.18
Borrowed funds:
Federal funds and other short-term borrowings	385,677	634	0.22	215,088	228	0.14
Long-term debt	759,448	28,773	5.06	1,063,288	56,290	7.08
Total borrowed funds	1,145,125	29,407	3.43	1,278,376	56,518	5.91
Total interest-bearing liabilities	29,143,433	65,670	0.30	28,426,592	93,485	0.44
Noninterest-bearing deposits	22,063,908			21,033,053
Other liabilities	614,969			584,672
Total liabilities	51,822,310			50,044,317
Shareholders’ equity:
Preferred equity	772,083			1,004,035
Common equity	6,885,840			6,518,811
Total shareholders’ equity	7,657,923			7,522,846
Total liabilities and shareholders’ equity	$59,480,233			$57,567,163
Spread on average interest-bearing funds			3.23%			2.96%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,404,854	3.37%		$1,279,378	3.17%

[1]	Taxable-equivalent rates used where applicable.

[2]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

offs, credit trends, and external factors. See Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 69 for more information on how we determine the appropriate level for the allowance for loan and lease losses (“ALLL”) and the RULC.
During the past few years, we have experienced a significant improvement in credit quality metrics for loans outside the oil and gas-related portfolio; however, in recent quarters we have experienced deterioration in various credit quality metrics primarily associated with oil and gas-related loans. The year-to-date difference between 2016 and 2015 shows an increase in the provision of $78.1 million, which is mainly due to incurred losses in the oil and gas-related portfolio. For the first nine months of 2016, the Company had net charge-offs of $114 million in its oil and gas-related portfolio. Non-oil and gas-related loans had net recoveries of $10 million for the first nine months of 2016. Overall, net charge-offs for the third quarter 2016 were $30 million, down slightly from $31 million for the third quarter of 2015. Improvement in the credit quality of the non-oil and gas-related portfolio, which represents 95% of all lending assets, has effectively compensated for any credit deterioration due to the oil and gas sector.
Nonperforming assets were $587 million at September 30, 2016, compared with $357 million at December 31, 2015. The ratio of nonperforming assets to loans and leases and OREO increased to 1.37% at September 30, 2016 from 0.87% at December 31, 2015, and increased slightly from 1.30% at June 30, 2016. Classified loans increased to $1.6 billion at September 30, 2016 from $1.4 billion at December 31, 2015. Classified loans current as to principal and interest payments, were 89.1% at September 30, 2016, compared with 86.5% at December 31, 2015. Classified loans are loans with well-defined credit weaknesses that are risk graded substandard or doubtful.
The ALLL decreased by approximately $9 million since December 31, 2015. Loan growth, change in the loan portfolio mix, the decline in credit quality and the increase of charge-offs in the oil and gas-related portfolio, offset by improvements in the rest of the funded loan portfolio, resulted in a provision of $18.8 million in the third quarter of 2016, compared with $34.5 million in the second quarter of 2016 and $18.3 million in the third quarter of 2015. Over the next four quarters, we expect the quarterly provision for credit losses, which includes the provision for both funded loans and unfunded loan commitments, to be generally stable relative to the first and second quarters of 2016, assuming no significant change in market conditions. Refer to the “Oil and Gas-Related Exposure” section on page 70 for more information.
During the third quarter of 2016, we recorded a $(3.2) million provision for unfunded lending commitments compared with a $(4.2) million in the second quarter of 2016 and $1.4 million in the third quarter of 2015. The negative provision recognized in the third quarter of 2016 is primarily due to improved credit quality assessments related to these obligations. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, funding, and changes in credit quality.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For the third quarter of 2016 noninterest income increased to $144.9 million, compared with $125.9 million for the third quarter of 2015. Year-to-date noninterest income also increased to $387.4 million for the first nine months of 2016 from $238.6 million for the same prior year period. The major driver in noninterest income for the year-to-date increase when compared with the same prior year period was the sale of our remaining collateralized debt obligation (“CDO”) portfolio during the second quarter of 2015, which resulted in a pre-tax loss of $136.8 million. Noninterest income improved across almost all categories in the third quarter of 2016 when compared with the third quarter of 2015; however the largest contributing factors are described subsequently.
Other service charges, commissions, and fees, which are comprised of loan fees, ATM fees, bankcard merchant fees, debit and credit card interchange fees, cash management fees, and other miscellaneous fees, increased by 12.9% to $54.1 million in the third quarter of 2016 from $48.0 million for the third quarter of 2015. The main increases relate to higher credit card interchange fees, fees generated on sales of interest rate swaps to clients, and exchange and other fees.

ZIONS BANCORPORATION AND SUBSIDIARIES

Equity securities gains increased to $8.4 million in the third quarter of 2016 from $3.6 million in the third quarter of 2015. Gains or losses on equity securities may increase or decrease due to market factors or the performance of individual securities. During the current quarter, the gains were recognized due to fair value adjustments relating to one equity investment in the Company’s consolidated SBIC investments. We do not expect these gains to recur.
Significant items impacting noninterest income for the first nine months of 2016 not previously discussed include dividends and other investment income, which declined by $7.3 million, or 26.7%, to $19.9 million from $27.2 million for the same prior year period. Much of the change stemmed from consolidating seven banking charters into one. Consequently, our stock ownership with the Federal Home Loan Banking (“FHLB”) system has decreased significantly since December 31, 2015. We expect our FHLB dividends to decline by approximately $7 million annually, but only $5 million in 2016 due to the timing of the FHLB stock redemptions. Due to the charter consolidation, where our state-chartered banks had not previously needed to hold stock in the Federal Reserve, our stock with the Federal Reserve remained stable between the second and third quarters of 2016 but has increased by $58 million from December 31, 2015. However, due to the passage of the “Fixing of America’s Surface Transportation” Act, which reduced dividends on Federal Reserve stock, we expect income related to these dividends to decline by approximately $4 million in 2016 compared with 2015.
Year-to-date fixed income securities gains increased to $92 thousand in 2016 from a loss of $138.8 million for the same period in 2015. The large increase was due to losses from the sale of the remaining securities in our CDO portfolio during the second quarter of 2015.
Other noninterest income for the first nine months of 2016 decreased by $3.1 million compared with the prior year comparable period as a result of a gain on sale of a branch in California that occurred in the second quarter of 2015.
Noninterest Expense
Noninterest expense increased by $12.0 million, or 3.1%, to $403.3 million in the third quarter of 2016, compared with the same prior year period. Year-to-date noninterest expense decreased by $2.5 million between the first nine months of 2016 and the same prior year period. Expense increases were driven mainly by the higher cost of labor and several operating, but typically non-recurring items. Offsetting some of this pressure were reductions due to cost cutting efforts and reductions in the provision for unfunded lending commitments, which were due to credit quality improvement outside the oil and gas-related portfolio. We are committed to maintaining annual noninterest expense below $1.58 billion. The following are major components of noninterest expense line items impacting the third quarter change.
Occupancy expense increased $4.1 million or 13.8% in the third quarter of 2016 compared with the third quarter of 2015. The major cause of the increase related to an adjustment relating to the alignment of a single back-office operating environment earlier in the year.
The provision for unfunded lending commitments decreased $4.6 million from $1.4 million to $(3.2) million for the third quarters of 2015 and 2016 respectively. As discussed previously, credit quality improvements outside the oil and gas-related portfolio have outpaced deterioration within that smaller portfolio. Commitments on oil and gas-related loans also decreased, resulting in an improved commitment base and a lower provision.
FDIC premium expense increased $3.2 million or 37.3% between the third quarter of 2016 and the same prior year period due to a higher deposit base and the FDIC surcharge. The FDIC approved a change in deposit insurance assessments that implements a Dodd-Frank Act provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the FDIC insurance fund to 1.35% over an eight quarter period, after it reaches a 1.15% reserve ratio. The 1.15% threshold was reached at the end of the second quarter and the premium has been effective for the entire third quarter of 2016, though this is somewhat offset by a reduction in the Company’s overall rate resulting from the consolidation of the individual bank charters.
Other noninterest expense was $60.8 million in the third quarter of 2016, compared with $51.4 million for the same prior year period. This increase of $9.4 million, or 18.2%, between the periods was primarily due to the alignment

ZIONS BANCORPORATION AND SUBSIDIARIES

of a single back-office operating environment, resolution of certain legal matters, and the release of a reserve in the third quarter of 2015 that did not recur in 2016.
One significant item impacting noninterest expense for the first nine months of 2016 not previously discussed was salaries and employee benefits expense. For the first nine months of 2016 our expense increased $5.3 million when compared with the same prior year period. In general, labor costs have risen slightly despite a reduction of 251 full-time equivalents over the past twelve months, partially due to the hiring of more skilled employees as part of our core transformation efforts and an increase in risk and compliance staff. Retirement expense also increased $2.6 million from a partial settlement loss due to increased lump sum distributions in the Company’s pension plan during the third quarter of 2016. Participants in the pension plan can elect lump sum distributions after retirement at their discretion. Because the Company has frozen its participation and benefit accruals for the pension plan, and the expected interest cost of the plan is decreasing, future lump sum distributions may exceed the expected interest cost which would result in partial settlement losses in future periods. The Company also reduced its incentive accrual for senior management compensation in the third quarter of 2016.
As discussed in the executive summary section of this document, our goal is to hold adjusted noninterest expense to less than $1.58 billion in 2016. For the first nine months of 2016 adjusted noninterest expense was $1.18 billion, reflecting our commitment to achieve this goal. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 90 for more information regarding the calculation of the efficiency ratio).
Income Taxes
Income tax expense for the third quarter of 2016 was $64.7 million compared with $40.8 million for the same prior year period in 2015. The effective income tax rates were 33.7% and 28.8% for the third quarter of 2016 and 2015, respectively. The tax rates for the third quarter of 2016 and 2015 were benefited primarily by the non-taxability of certain income items. The tax rate for the third quarter of 2016 was higher compared with the same period in 2015 due to a decrease in investments in tax credit projects related to alternative energy and research and development initiatives. On a year-to-date basis, the 2016 tax rate of 33.4% was higher than the 2015 tax rate of 32.0%. The year-to-date tax rates for 2016 and 2015 were similarly impacted by the above-discussed permanent items. We expect our effective tax rate to be in the range of 34% to 35% for the next three months.
We had a net deferred tax asset (“DTA”) balance of $170 million at September 30, 2016, compared with $203 million at December 31, 2015. The net decrease in the DTA resulted primarily from the payout of accrued compensation and the reduction of unrealized losses in OCI related to securities. The decrease in the deferred tax liabilities, which related to premises and equipment, FHLB stock dividends and the deferred gain on a prior period debt exchange, offset some of the overall decrease in DTA.
Preferred Dividends
Our preferred dividends decreased $6.4 million in the third quarter of 2016 when compared with the third quarter of 2015 and $13.0 million for the first nine months of 2016 when compared with the same prior year period. We completed a tender offer in the fourth quarter of 2015 to purchase $176 million of our Series I preferred stock. We also completed a tender offer in the second quarter of 2016 to purchase $119 million of preferred stock. The total one-time reduction to net earnings applicable to common shareholders associated with the preferred stock redemption in the second quarter of 2016 was $9.8 million. At September 30, 2016 the balance of preferred stock was $710 million compared with $828 million at December 31, 2015. Preferred dividends are expected to be $12.4 million for the fourth quarter of 2016 and the second quarter of 2017 and $10.4 million for the first quarter of 2017.
Our efficiency initiative announced on June 1, 2015 included a reduction of approximately $20 million of preferred stock dividends on an annual basis, which has now been achieved. On June 29, 2016, the Board of Governors of the Federal Reserve System notified us that the Federal Reserve did not object to our board-approved 2016 capital plan, which included redemption of up to $144 million of our preferred stock by the end of the second quarter of 2017.

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
Average interest-earning assets were $55.7 billion for the first nine months of 2016, compared with $53.9 billion for the first nine months of 2015. Average interest-earning assets as a percentage of total average assets for the first nine months of 2016 and 2015 were 93.7%.
Average loans were $41.9 billion and $40.1 billion for the first nine months of 2016 and 2015, respectively. Average loans as a percentage of total average assets for the first nine months of 2016 were 70.4%, compared with 69.7% in the corresponding prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 51.2% to $4.1 billion for the first nine months of 2016, compared with $8.4 billion for the first nine months of 2015. Average securities increased by 81.3% for the first nine months of 2016, compared with the first nine months of 2015. Average total deposits increased by 3.9% resulting from an increase in noninterest-bearing deposits, interest-on-checking, and savings deposits.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	September 30, 2016			December 31, 2015
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$716	$715	$718	$546	$546	$552
	716	715	718	546	546	552
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,835	1,834	1,857	1,233	1,232	1,233
Agency guaranteed mortgage-backed securities	5,241	5,439	5,474	3,810	3,965	3,936
Small Business Administration loan-backed securities	1,973	2,193	2,186	1,741	1,933	1,931
Municipal securities	691	769	778	387	417	419
Other debt securities	25	25	23	25	25	23
	9,765	10,260	10,318	7,196	7,572	7,542
Money market mutual funds and other	40	40	40	101	101	101
	9,805	10,300	10,358	7,297	7,673	7,643
Total	$10,521	$11,015	$11,076	$7,843	$8,219	$8,195
The amortized cost of investment securities at September 30, 2016 increased by 34.0% from the balances at December 31, 2015, primarily due to purchases of agency guaranteed mortgage-backed securities. There were additional increases in agency securities, municipal securities, and Small Business Administration (“SBA”) loan-backed securities.
The investment securities portfolio includes $494 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. Recent purchases of these securities have occurred at a premium to the respective par amount. The amortization of these premiums each quarter is dependent upon borrower prepayment behavior. Changes in actual prepayments and prepayment assumptions will result in changes to the amount of premium amortization recognized in net interest income. Premium amortization for the first nine months of 2016 was approximately $70 million compared with approximately $33 million for 2015. Premium amortization for the third quarter of 2016 was approximately $27 million, compared with approximately $24 million in the second quarter of 2016, and is included in portfolio yields. The increased premium amortization is due to both an increased amount of agency guaranteed mortgage-backed securities and SBA loan-backed securities and changes in prepayment rates of the underlying loans.
As of September 30, 2016, under the GAAP fair value accounting hierarchy, 0.4% of the $10.4 billion fair value of the AFS securities portfolio was valued at Level 1, 99.6% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2015, 0.8% of the $7.6 billion fair value of AFS securities portfolio was valued at Level 1, 99.2% was valued at Level 2, and there were no Level 3 AFS securities. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	September 30, 2016	December 31, 2015

Loans and leases	$753	$676
Held-to-maturity – municipal securities	715	546
Available-for-sale – municipal securities	778	419
Trading account – municipal securities	97	33
Unfunded lending commitments	109	119
Total direct exposure to municipalities	$2,452	$1,793
At September 30, 2016, one municipal loan with a balance of $0.9 million was on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and 90.1% of the outstanding credits were originated by CB&T, Zions Bank, Vectra, and NBAZ. Growth in municipal exposures came primarily from increases in the municipal AFS securities portfolio consistent with our initiative to move available funds to higher-yielding investments. AFS securities generally consist of securities with investment-grade ratings from one or more major credit rating agencies. HTM securities consist of unrated bonds issued by small local government entities. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We have foreign operations as a result of our branch in Grand Cayman, Grand Cayman Islands B.W.I. While deposits in this branch are not subject to Federal Reserve Board (“FRB”) reserve requirements, there are no federal or state income tax benefits to the Company or any customers as a result of these operations. Foreign deposits were $119 million at September 30, 2016 and $294 million at December 31, 2015.
Loan Portfolio
For the first nine months of 2016 and 2015, average loans accounted for 70.4% and 69.7%, respectively, of total average assets. As presented in the following schedule, commercial and industrial loans were the largest category and constituted 31.8% of our loan portfolio at September 30, 2016.

ZIONS BANCORPORATION AND SUBSIDIARIES

LOAN PORTFOLIO

	September 30, 2016		December 31, 2015
(Amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,543	31.8%	$13,211	32.5%
Leasing	439	1.0	442	1.1
Owner occupied	6,889	16.2	7,150	17.6
Municipal	753	1.8	676	1.7
Total commercial	21,624	50.8	21,479	52.9
Commercial real estate:
Construction and land development	2,147	5.0	1,842	4.5
Term	9,303	21.9	8,514	21.0
Total commercial real estate	11,450	26.9	10,356	25.5
Consumer:
Home equity credit line	2,581	6.1	2,417	5.9
1-4 family residential	5,785	13.6	5,382	13.2
Construction and other consumer real estate	453	1.1	385	0.9
Bankcard and other revolving plans	458	1.1	444	1.1
Other	189	0.4	187	0.5
Total consumer	9,466	22.3	8,815	21.6
Total net loans	$42,540	100.0%	$40,650	100.0%
Loan portfolio growth during the first nine months of 2016 was widespread across loan products and geography with particular strength in CRE term, 1-4 family residential, and commercial and industrial loans. During the second quarter of 2016, the Company purchased $104 million of 1-4 family residential loans. The impact of these increases was partially offset by decreases in commercial owner occupied loans.
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
We continue to emphasize loan growth in 1-4 family residential and commercial and industrial loans. Although we have experienced strong growth in CRE term loans, internal concentration limits and risk management practices may reduce the growth rate in future quarters.
Other Noninterest-Bearing Investments
As part of the Company’s initiative to consolidate its charters into a single charter, the Company has shares in a single FHLB (Des Moines). Historically, each affiliate bank held shares in different FHLBs, but all stock in the other FHLBs has been redeemed. Our investment balance in Federal Reserve stock is expected to remain relatively stable from where it currently sits at September 30, 2016. The $58 million increase is because several state-chartered affiliate banks were not required to hold stock with the FRB. Following consolidation, the capital requirements for ZB, N.A. increased. The following schedule sets forth the Company’s other noninterest-bearing investments.

ZIONS BANCORPORATION AND SUBSIDIARIES

OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	September 30, 2016	December 31, 2015

Bank-owned life insurance	$494	$486
Federal Home Loan Bank stock	40	68
Federal Reserve stock	181	123
Farmer Mac stock	32	25
SBIC investments	129	113
Non-SBIC investment funds	14	24
Others	4	9
	$894	$848
Premises and Equipment
Premises and equipment increased $81 million, or 9.0%, during the first nine months of 2016 primarily due to capitalized costs associated with the development of a new corporate facility for Amegy Bank in Texas, and additionally from the capitalization of eligible costs related to the development of new lending, deposit and reporting systems.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first nine months of 2016 increased by 3.9%, compared with the first nine months of 2015, with average interest-bearing deposits increasing by 3.1% and average noninterest-bearing deposits increasing by 4.9%. The increases in interest and noninterest-bearing deposits were driven by increases in both personal and business customer balances. The average interest rate paid for interest-bearing deposits was 1 bp lower during the first nine months of 2016, compared with the first nine months of 2015.
Deposits at September 30, 2016, excluding time deposits $100,000 and over and brokered deposits, increased slightly to $49.3 billion from $49.2 billion at December 31, 2015. The increase was mainly due to an increase in noninterest-bearing deposits offset by a decrease in interest-bearing domestic savings and money market deposits and foreign deposits.
Demand and savings and money market deposits were 94.8% and 95.2% of total deposits at September 30, 2016 and December 31, 2015, respectively. In the normal course of business we utilize broker deposits for our deposit funding mix. At September 30, 2016 and December 31, 2015, total deposits included $681 million and $119 million, respectively, of brokered deposits.
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
The Board of Directors, through the ROC, is responsible for approving the overall credit policies relating to the management of the credit risk of the Company. In addition, the ROC oversees and monitors adherence to key credit policies and the credit risk appetite as defined in the Risk Appetite Framework. Additionally, the Board has established the Credit Administration Committee, chaired by the Chief Credit Officer and consisting of members of management, to which it has delegated the responsibility for managing credit risk for the Company and approving changes to the Company’s credit policies.
Centralized oversight of credit risk is provided through credit policies, credit risk management, and credit examination functions. We separate the lending function from the credit risk management function, which strengthens control over, and the independent evaluation of, credit activities. Formal credit policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions at the local banking affiliate level. In addition, we have a well-defined set of standards for evaluating our loan portfolio, and we utilize a comprehensive loan risk grading system to determine the risk potential in the portfolio. Furthermore, the internal credit examination department periodically conducts examinations of the Company’s lending departments and credit activities. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan risk grading administration, and compliance with credit policies. Credit examination reports are submitted to management and to the ROC on a regular basis. New, expanded, or modified products and services, as well as new lines of business, are approved by the New Initiative Review Committee.
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
Of note, as we continue to monitor our concentration risk, the composition of our loan portfolio has changed. Oil and gas-related loans represent 5.4% of the total loan portfolio at September 30, 2016, compared with 6.5% at December 31, 2015, and total commercial loans are 50.8% of the total portfolio compared with 52.8% for the same periods. Consumer loans have grown to represent 22.3% of the total loan portfolio at September 30, 2016, compared with 21.7% at December 31, 2015.
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, FDIC, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At September 30, 2016, the guaranteed portion of these loans was $428 million. Most of these loans were guaranteed by the SBA.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Amounts in millions)	September 30, 2016	Percent guaranteed	December 31, 2015	Percent guaranteed

Commercial	$525	76%	$536	76%
Commercial real estate	18	76	17	77
Consumer	18	91	16	90
Total loans	$561	76	$569	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	September 30, 2016		December 31, 2015
(Amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,527	11.7%	$2,355	11.0%
Manufacturing	2,213	10.2	2,338	10.9
Retail trade	2,120	9.8	2,025	9.4
Mining, quarrying and oil and gas extraction	1,505	7.0	1,820	8.5
Healthcare and social assistance	1,475	6.8	1,361	6.3
Wholesale trade	1,464	6.8	1,644	7.6
Finance and insurance	1,443	6.7	1,325	6.2
Transportation and warehousing	1,296	6.0	1,219	5.7
Construction	1,084	5.0	1,087	5.1
Accommodation and food services	942	4.4	964	4.5
Other services (except Public Administration)	872	4.0	862	4.0
Professional, scientific and technical services	846	3.9	860	4.0
Utilities [1]	813	3.8	775	3.6
Other [2]	3,024	13.9	2,844	13.2
Total	$21,624	100.0%	$21,479	100.0%

[1]	Includes primarily utilities, power, and renewable energy.

[2]	No other industry group exceeds 3%.
Oil and Gas-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction, manufacturing, and transportation and warehousing, contain certain loans we categorize as oil and gas-related. At September 30, 2016 and December 31, 2015, we had approximately $4.1 billion and $4.8 billion of total oil and gas-related credit exposure, respectively. The distribution of oil and gas-related loans by customer market segment is shown in the following schedule:

ZIONS BANCORPORATION AND SUBSIDIARIES

OIL AND GAS-RELATED EXPOSURE 1

(Amounts in millions)	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Loans and leases
Upstream – exploration and production	$752	$831	$859	$817	$924
Midstream – marketing and transportation	623	658	649	621	626
Downstream – refining	123	131	129	127	124
Other non-services	44	45	43	44	55
Oilfield services	596	712	734	784	825
Oil and gas service manufacturing	176	193	229	229	251
Total loan and lease balances [2]	2,314	2,570	2,643	2,622	2,805
Unfunded lending commitments	1,784	1,823	2,021	2,151	2,341
Total oil and gas credit exposure	$4,098	$4,393	$4,664	$4,773	$5,146
Private equity investments	$6	$6	$12	$13	$17

Credit quality measures [2]
Criticized loan ratio	41.8%	37.8%	37.5%	30.3%	23.2%
Classified loan ratio	33.1%	31.5%	26.9%	19.7%	15.7%
Nonaccrual loan ratio	15.0%	11.1%	10.8%	2.5%	3.0%
Ratio of nonaccrual loans that are current	87.3%	89.2%	90.6%	71.2%	45.2%
Net charge-off ratio, annualized [3]	7.1%	5.8%	5.4%	3.7%	2.4%

[1]
Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as oil and gas-related, including a particular segment of oil and gas-related activity, e.g., upstream or downstream; typically, 50% of revenues coming from the oil and gas sector is used as a guide.

2 Total loan and lease balances and the credit quality measures at September 30, 2016 do not include $29 million of oil and gas-related loans held for sale.

[3]	Calculated as the ratio of annualized net charge-offs, for each respective period, to loan balances at each period end.
During the third quarter of 2016, our overall balance of oil and gas-related loans decreased by $308 million, or 11.7%, from year-end 2015, and decreased by $491 million, or 17.5%, from the third quarter of 2015. Oil and gas-related loans represent 5.4% of the total loan portfolio at September 30, 2016, compared with 6.5% at December 31, 2015 and 7.0% at September 30, 2015. Unfunded oil and gas-related lending commitments declined by $367 million, or 17.1%, during the third quarter of 2016, from year-end 2015, and declined by $557 million, or 23.8%, from the third quarter of 2015. The decrease in unfunded oil and gas-related lending commitments was primarily in the oilfield services and oil and gas service manufacturing portfolios.
The majority of loan downgrades in the first nine months of 2016 reflected deterioration in the financial condition of companies in the oilfield services and the exploration and production portfolios. Oil and gas-related loan net charge-offs were $41 million in the third quarter of 2016, and were predominantly in the oilfield services portfolio, compared with $37 million in the second quarter of 2016. Nonaccruing oil and gas-related loans increased by $60 million from the second quarter of 2016, primarily in the exploration and production and oilfield services portfolios. Approximately 87% of oil and gas-related nonaccruing loans were current as to principal and interest payments at September 30, 2016, similar to 89% at June 30, 2016.
Upstream
Upstream exploration and production loans comprised approximately 32% and 31% of the oil and gas-related loans at September 30, 2016 and December 31, 2015, respectively. Many upstream borrowers have relatively balanced production between oil and gas.
We use disciplined underwriting practices to mitigate the risk associated with upstream lending activities. Upstream loans are made to reserve-based borrowers where approximately 88% of those loans are collateralized by the value of the borrower’s oil and gas reserves. Our oil and gas price deck, the pricing applied to a borrower’s reserves for underwriting purposes, has generally been below the NYMEX strip, i.e., the average of the daily settlement prices

ZIONS BANCORPORATION AND SUBSIDIARIES

of the next 12 months’ futures contracts. Through the use of independent and third party engineers and conservative underwriting, we apply multiple discounts. These discounts often range from 10-40% of the value of the collateral in determining the borrowing base (commitment), and help protect credit quality against significant commodity price declines. Further, reserve-based commitments are subject to a borrowing base redetermination based on then-current oil and gas prices, typically every six months. Generally, we have, at our option, the right to conduct additional redeterminations during the year. Borrowing bases for clients are usually set at 60-70% of available collateral after an adjustment for the discounts described above.
Upstream borrowers generally do not draw the maximum available funding on their lines, which provides the borrower additional liquidity and flexibility. The line utilization rate for upstream borrowers was approximately 60% and 57% at September 30, 2016 and December 31, 2015, respectively. This unused commitment gives us the ability in some cases to reduce the borrowing base commitment through the redetermination process without creating a borrowing base deficiency (where outstanding debt exceeds the new borrowing base). Nevertheless, our loan agreements generally require the borrowers to maintain a certain amount of equity. Therefore, if the loan to collateral value exceeds an acceptable limit, we work with the borrowers to reinstate an acceptable collateral-value threshold.
An additional metric we consider in our underwriting is a borrower’s oil and gas price hedging practices. A considerable portion of our reserve-based borrowers are hedged. As of September 30, 2016, of the upstream borrower’s risk-based estimated oil production and gas production projected in 2016, approximately 40% and 82%, respectively, is hedged based on the latest data provided by the borrowers.
Midstream
Midstream marketing and transportation loans comprised approximately 27% and 23% of the oil and gas-related exposure at September 30, 2016 and December 31, 2015, respectively. Loans in this segment are made to companies that gather, transport, treat and blend oil and natural gas, or that provide services to similar companies. The assets owned by these borrowers, which make this activity possible, are field-level gathering systems (small diameter pipe), pipelines (medium/large diameter pipe), tanks, trucks, rail cars, various water-based vessels, and natural gas treatment plants. Our midstream loans are secured by these assets, unless the borrower is rated investment-grade. A significant portion of our midstream borrowers’ revenues are derived from fee-based contracts, giving them limited exposure to commodity price risk. Since lower oil and gas prices slow the drilling and development of new oil and natural gas, but do not normally result in significant numbers of producing wells being shut in, volumes of oil and gas flowing through midstream systems usually remain relatively stable throughout oil and natural gas price cycles.
Oil and Gas Services
Oil and gas services loans, which include oilfield services and oil and gas service manufacturing, comprised approximately 34% and 39% of the oil and gas-related exposure at September 30, 2016 and December 31, 2015, respectively. Oil and gas services loans include borrowers that have a concentration of revenues in the oil and gas industry. However, many of these borrowers provide a broad range of products and services to the oil and gas industry and are not subject to the same volatility as new drilling activities. Many of these borrowers are diversified geographically and service both oil and gas-related drilling and production.
For oil and gas services loans, underwriting criteria require lower leverage to compensate for the cyclical nature of the industry. During the underwriting process, we use sensitivity analysis to consider revenue and cash flow impacts resulting from oil and gas price cycles.
Risk Management of the Oil and Gas-Related Portfolio
We apply concentration limits and disciplined underwriting to the entire oil and gas-related loan portfolio to limit our risk exposure. As an indicator of the diversity in the size of our oil and gas-related portfolio, the average amount of our commitments is approximately $6 million, with approximately 69% of the commitments less than $30 million. Additionally, there are instances where we have commitments to companies with a common sponsor, which, if combined, would result in higher commitment levels than $30 million. The portfolio contains only senior loans – no junior or second lien positions; additionally, we cautiously approach making first-lien loans to borrowers

ZIONS BANCORPORATION AND SUBSIDIARIES

that employ excessive leverage through the use of junior lien loans or unsecured layers of debt. Approximately 90% of the total oil and gas-related portfolio is secured by reserves, equipment, real estate, and other collateral, or a combination of collateral types.
We participate as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which generally consist of larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is approximately 80% of the upstream portfolio, 81% of the midstream portfolio, and 46% of the oil and gas services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, we provide ancillary banking services to these borrowers, further evidencing this direct relationship. The results of the recent shared national credit exam are reflected in our financial statements.
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
We expect further deterioration in the oil and gas-related portfolio, primarily from the oil and gas services companies; we currently believe we have appropriately reserved for these downgrades. However; a continuation of low oil and gas prices may result in further credit deterioration. When establishing the level of the ACL, we consider multiple factors, including reduced drilling activity and additional capital raises by borrowers and their sponsors. Consistent with the second quarter of 2016, the ACL related to the oil and gas portfolio continued to exceed 8% for the third quarter of 2016.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	9/30/2016	$1,233	$3,161	$389	$578	$1,705	$1,339	$303	$595	$9,303	81.2%
% of loan type		13.3%	34.0%	4.2%	6.2%	18.3%	14.4%	3.2%	6.4%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2016	0.3%	0.5%	0.8%	—%	—%	0.1%	0.2%	0.2%	0.3%
	12/31/2015	0.1%	0.1%	0.3%	0.1%	0.1%	—%	0.2%	0.2%	0.1%
≥ 90 days	9/30/2016	0.3%	0.3%	0.2%	0.1%	—%	0.2%	—%	0.7%	0.2%
	12/31/2015	—%	0.5%	1.6%	0.1%	0.1%	0.2%	1.0%	0.9%	0.4%
Accruing loans past due 90 days or more	9/30/2016	$1	$10	$1	$—	$—	$3	$—	$—	$15
	12/31/2015	—	15	—	—	—	3	3	1	22
Nonaccrual loans	9/30/2016	$9	$10	$—	$2	$—	$1	$—	$5	$27
	12/31/2015	17	4	8	3	1	1	—	6	40
Residential construction and land development
Balance outstanding	9/30/2016	$35	$375	$89	$11	$255	$47	$8	$3	$823	7.2%
% of loan type		4.2%	45.6%	10.8%	1.3%	31.0%	5.7%	1.0%	0.4%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2016	2.3%	—%	1.5%	—%	2.5%	—%	—%	—%	1.0%
	12/31/2015	—%	—%	—%	—%	0.3%	—%	—%	—%	0.1%
≥ 90 days	9/30/2016	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2015	—%	—%	—%	—%	0.5%	—%	—%	—%	0.2%
Accruing loans past due 90 days or more	9/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2015	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2016	$—	$—	$—	$—	$2	$—	$—	$—	$2
	12/31/2015	—	—	—	—	3	—	—	—	3
Commercial construction and land development
Balance outstanding	9/30/2016	$104	$236	$98	$59	$507	$225	$59	$36	$1,324	11.6%
% of loan type		7.8%	17.8%	7.4%	4.5%	38.3%	17.0%	4.5%	2.7%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2016	—%	—%	16.5%	—%	2.1%	—%	—%	—%	1.8%
	12/31/2015	—%	—%	—%	—%	—%	0.1%	—%	—%	—%
≥ 90 days	9/30/2016	—%	—%	—%	—%	0.4%	—%	—%	—%	—%
	12/31/2015	—%	—%	—%	—%	0.7%	0.4%	—%	—%	0.4%
Accruing loans past due 90 days or more	9/30/2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2015	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2016	$—	$—	$—	$—	$2	$—	$—	$—	$2
	12/31/2015	—	—	—	—	4	—	—	—	4
Total construction and land development	9/30/2016	$139	$611	$187	$70	$762	$272	$67	$39	$2,147
Total commercial real estate	9/30/2016	$1,372	$3,772	$576	$648	$2,467	$1,611	$370	$634	$11,450	100.0%

[1]	No other geography exceeds $89 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.
Approximately 24% of the CRE term loans consist of mini-perm loans as of September 30, 2016. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 76% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately $161 million, or 12%, of the commercial construction and land development portfolio at September 30, 2016 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects.
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
Advance rates (i.e., loan commitments) will vary based on the viability of the project and the creditworthiness of the sponsor, but our guidelines generally limit advances to 50% for raw land, 65% for land development, 65% for finished commercial lots, 75% for finished residential lots, 80% for pre-sold homes, 75% for models and homes not under contract, and 70-80% for commercial properties, depending on the collateral type. Exceptions may be granted on a case-by-case basis.
Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls and, on construction projects, independent progress inspection reports. The receipt of this financial information is monitored and calculations are made to determine adherence to the covenants set forth in the loan agreement. Additionally, loan-by-loan reviews of pass grade loans for all commercial and residential construction and land development loans are generally performed semiannually.
The existence of a guarantee that improves the likelihood of repayment is generally taken into consideration when analyzing CRE loans for impairment. If the support of the guarantor is quantifiable and documented, it is included in the potential cash flows and liquidity available for debt repayment and our impairment methodology takes into consideration this repayment source.
When we modify or extend a loan, we also give consideration to whether the borrower is in financial difficulty, and whether we have granted a concession. In determining if an interest rate concession has been granted, we consider whether the interest rate on the modified loan is equivalent to current market rates for new debt with similar risk characteristics. If the rate in the modification is less than current market rates, it may indicate that a concession was granted and impairment exists. However, if additional collateral is obtained or if a strong guarantor exists who is believed to be able and willing to support the loan on an extended basis, we also consider the nature and amount of the additional collateral and guarantees in the ultimate determination of whether a concession has been granted.
In general, we obtain and consider updated financial information for the guarantor as part of our determination to extend a loan. The quality and frequency of financial reporting collected and analyzed varies depending on the

ZIONS BANCORPORATION AND SUBSIDIARIES

contractual requirements for reporting, the size of the transaction, and the strength of the guarantor.
Complete underwriting of the guarantor includes, but is not limited to, an analysis of the guarantor’s current financial statements, leverage, liquidity, cash flow, debt service coverage, contingent liabilities, etc. The assessment also includes a qualitative analysis of the guarantor’s willingness to perform in the event of a problem and demonstrated history of performing in similar situations. Additional analysis may include personal financial statements, tax returns, liquidity (brokerage) confirmations, and other reports, as appropriate.
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
In the event of default, we evaluate the pursuit of any and all appropriate potential sources of repayment, which may come from multiple sources, including the guarantee. A number of factors are considered when deciding whether or not to pursue a guarantor, including, but not limited to, the value and liquidity of other sources of repayment (collateral), the financial strength and liquidity of the guarantor, possible statutory limitations (e.g., single action rule on real estate) and the overall cost of pursuing a guarantee compared with the ultimate amount we may be able to recover. In other instances, the guarantor may voluntarily support a loan without any formal pursuit of remedies.
A continuation of low oil and gas prices could potentially produce an adverse impact on our CRE loan portfolio within Texas. Our largest CRE credit exposures in Texas are to the multi-family, office, and retail sectors. However, compared with 2008, our CRE exposure in Texas has significantly decreased. Approximately 60% of our CRE credit exposures in Texas are located in Houston. We have a standardized review and approval process for all CRE transactions providing more consistency and discipline in underwriting standards compared with 2008. The current CRE loan portfolio mix in Texas is 68% commercial term, 18% commercial construction, 10% residential construction, and 4% land development.
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
We are engaged in home equity credit line (“HECL”) lending. At September 30, 2016 and December 31, 2015, our HECL portfolio totaled $2.6 billion and $2.4 billion, respectively. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	September 30, 2016	December 31, 2015

Secured by first deeds of trust	$1,352	$1,268
Secured by second (or junior) liens	1,229	1,149
Total	$2,581	$2,417
At September 30, 2016, loans representing approximately 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.

ZIONS BANCORPORATION AND SUBSIDIARIES

Approximately 94% of our HECL portfolio is still in the draw period, and approximately 28% is scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized net credit losses for the HECL portfolio were 2 bps and (3) bps, for the first nine months of 2016 and 2015, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and OREO increased to 1.37% at September 30, 2016, compared with 0.87% at December 31, 2015.
Total nonaccrual loans at September 30, 2016 increased $229 million from December 31, 2015, primarily due to the deterioration in the oil and gas-related loan portfolio. However, nonaccrual loans declined in the 1-4 family residential, commercial owner occupied, and CRE construction and land development loan classes. The largest total decreases in nonaccrual loans occurred at Zions Bank.
The balance of nonaccrual loans decreased due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” following for more information. Company policy does not allow for the conversion of nonaccrual construction and land development loans to CRE term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information.
The following schedule sets forth our nonperforming assets:
NONPERFORMING ASSETS

(Amounts in millions)	September 30, 2016	December 31, 2015

Nonaccrual loans [1]	$579	$350
Other real estate owned	8	7
Total nonperforming assets	$587	$357
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	1.37%	0.87%
Accruing loans past due 90 days or more	$29	$32
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.07%	0.08%
Nonaccrual loans and accruing loans past due 90 days or more	$608	$382
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	1.42%	0.94%
Accruing loans past due 30-89 days	$164	$122
Nonaccrual loans current as to principal and interest payments	76.8%	62.1%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs decreased 0.7% during the first nine months of 2016. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	September 30, 2016	December 31, 2015

Restructured loans – accruing	$170	$194
Restructured loans – nonaccruing	125	103
Total	$295	$297
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
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015

Balance at beginning of period	$315	$298	$297	$343
New identified TDRs and principal increases	40	31	142	83
Payments and payoffs	(35)	(27)	(107)	(115)
Charge-offs	(24)	(6)	(29)	(11)
No longer reported as TDRs	—	(10)	(7)	(12)
Sales and other	(1)	—	(1)	(2)
Balance at end of period	$295	$286	$295	$286
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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Amounts in millions)	Nine Months Ended September 30, 2016	Twelve Months Ended December 31, 2015	Nine Months Ended September 30, 2015

Loans and leases outstanding (net of unearned income)	$42,540	$40,650	$40,113
Average loans and leases outstanding (net of unearned income)	$41,868	$40,171	$40,111
Allowance for loan losses:
Balance at beginning of period	$606	$605	$605
Provision charged (credited) to earnings	95	40	17
Adjustment for FDIC-supported/PCI loans	—	—	—
Charge-offs:
Commercial	(138)	(111)	(77)
Commercial real estate	(10)	(14)	(6)
Consumer	(11)	(14)	(10)
Total	(159)	(139)	(93)
Recoveries:
Commercial	36	55	39
Commercial real estate	12	35	21
Consumer	7	10	8
Total	55	100	68
Net loan and lease charge-offs	(104)	(39)	(25)
Balance at end of period	$597	$606	$597

Ratio of annualized net charge-offs to average loans and leases	0.33%	0.10%	0.08%
Ratio of allowance for loan losses to net loans and leases, at period end	1.40%	1.49%	1.49%
Ratio of allowance for loan losses to nonperforming loans, at period end	103%	173%	166%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	98%	159%	151%
The total ALLL decreased during the first nine months of 2016 by $9 million due to improvements in credit quality metrics outside of the oil and gas industry. This decrease was partially offset by continued weaknesses in the oil and gas industry.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At September 30, 2016, the reserve decreased by $13 million compared with December 31, 2015, and decreased by $20 million from September 30, 2015.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Due to the low level of rates, there is limited sensitivity to falling rates at the current time, and we have tended to operate near interest rate risk “triggers” and appetites to be appropriately positioned in light of prevailing market conditions in order to maximize shareholder value. However, if interest rates remain at their current historically low levels, given our asset sensitivity, we would expect the NIM to be under continuing modest pressure assuming a balance sheet that is static in size. In order to mitigate this pressure we have been deploying cash into short-to-medium duration agency pass-through securities. Over time these actions are expected to reduce our asset sensitivity compared with previous periods, and better match the duration of our assets with our liabilities, while also improving current earnings.
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
Estimating the impact on net interest income and EVE requires that we assess a number of variables and make various assumptions in managing our exposure to changes in interest rates. The assessments address deposit withdrawals and deposit product migration (e.g., customers moving money from checking accounts to certificates of

ZIONS BANCORPORATION AND SUBSIDIARIES

deposit), competitive pricing (e.g., existing loans and deposits are assumed to roll into new loans and deposits at similar spreads relative to benchmark interest rates), loan and security prepayments, and the effects of other similar embedded options. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, we estimate ranges of possible net interest income and EVE results under a variety of assumptions and scenarios. The modeled results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings and money market accounts, and also to prepayment assumptions used for loans with prepayment options. We use historical regression analysis as a guide to setting such assumptions; however, due to the current low interest rate environment, which has little historical precedent, estimated deposit durations may not reflect actual future results. Additionally, competition for funding in the marketplace has and may again result in changes to deposit pricing on interest-bearing accounts that are greater or less than changes in benchmark interest rates such as LIBOR or the federal funds rate.
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
The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule:
DEPOSIT ASSUMPTIONS

	September 30, 2016
	Fast		Slow
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	2.2%	1.4%	2.7%	2.2%
Money market	1.5%	1.2%	1.9%	1.6%
Savings and interest-on-checking	2.8%	2.0%	3.4%	2.7%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	September 30, 2016
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(4.9)%	—%	4.6%	7.8%	9.5%
Slow	(5.8)%	—%	7.5%	14.2%	20.1%

[1]	Assumes rates cannot go below zero in the negative rate shift.

ZIONS BANCORPORATION AND SUBSIDIARIES

For comparative purposes, the December 31, 2015 measures are presented in the following schedule.

	December 31, 2015
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(4.2)%	—%	5.0%	8.6%	11.1%
Slow	(5.0)%	—%	8.0%	15.5%	22.2%

[1]	Assumes rates cannot go below zero in the negative rate shift.
The asset sensitivity as measured by income simulation declined slightly due to deployment of cash into medium-term securities, partially offset by growth in noninterest-bearing deposits.
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps.
CHANGES IN ECONOMIC VALUE OF EQUITY

	September 30, 2016
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	8.3%	—%	(0.2)%	(2.3)%	(6.0)%
Slow	6.9%	—%	3.3%	5.1%	5.7%
For comparative purposes, the December 31, 2015 measures are presented in the following schedule. For positive rate shocks, the decline in EVE measures are driven by the same factors as those in our income simulation.

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
Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At September 30, 2016, $19.3 billion of the Company’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 95% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $1.4 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $1.4 billion of variable-rate loans being priced at floored rates at September 30, 2016, which were above the “index plus spread” rate by an average of 58 bps. At September 30, 2016, we also had $3.1 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $0.6 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 68 bps.
See Notes 7 and 10 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.
At September 30, 2016, we had a relatively small amount, $108 million, of trading assets and $57 million of securities sold, not yet purchased, compared with $48 million and $30 million, at December 31, 2015.

ZIONS BANCORPORATION AND SUBSIDIARIES

We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the third quarter of 2016, the after-tax change in AOCI attributable to AFS and HTM securities decreased by $11 million, due largely to changes in the interest rate environment, compared with a $11 million improvement in the same prior year period.
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
We hold both direct and indirect investments in predominantly pre-public companies through various SBIC venture capital funds. Our equity exposure to these investments was approximately $129 million and $113 million at September 30, 2016 and December 31, 2015, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment which can introduce additional market risk. As of September 30, 2016 we had direct SBIC investments of approximately $26 million of publicly traded stocks.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $17 million at September 30, 2016 and $21 million at December 31, 2015.
These PEIs are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act prohibits banks and bank holding companies from holding PEIs beyond July 21, 2017, except for SBIC funds. As of September 30, 2016, such prohibited PEIs amounted to $7 million, with an additional $1 million of unfunded commitments (see Notes 5 and 11 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will have a material impact on our financial statements or earnings.
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
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries was $3.6 billion at September 30, 2016 compared with $3.2 billion at June 30, 2016, and $7.4 billion at December 31, 2015. The $3.8 billion decrease during the first nine months of 2016 resulted primarily from (1) an increase in investment securities, (2) net loan originations, (3) repurchase and redemption of our preferred stock and

ZIONS BANCORPORATION AND SUBSIDIARIES

common stock, and (4) repayment of long-term debt. These decreases were partially offset by (1) net cash provided by operating activities and (2) short-term FHLB borrowings.
During the first nine months of 2016, our HTM and AFS investment securities increased by $2.8 billion. This increase was primarily due to purchases of short-to-medium duration agency guaranteed mortgage-backed securities. We have been adding to our investment portfolio during the past several quarters to increase our permanent HQLA position in light of the new LCR rules and more broadly, to manage balance sheet liquidity more effectively. We expect to continue to deploy cash and short-term investments into HQLA during the fourth quarter of 2016 and 2017.
During the first nine months of 2016 we made cash payments totaling $244 million for our long-term debt which matured or were redeemed and did not incur any new long-term debt during the same time period. See Note 8 for additional detail about debt redemptions and maturities during the first nine months of 2016. During the third quarter of 2016, we incurred $750 million of short-term debt, which has since matured, with the FHLB to take advantage of a very short-term investment opportunity yielding a higher return than the debt charged. The investment resulted in an increase of $750 million to federal funds sold and security resell agreements.
The Company has adopted policy limits that govern liquidity risk. The policy requires the Company to maintain a buffer of highly liquid assets sufficient to cover cash outflows in the event of a severe liquidity crisis. The Company targets a buffer of highly liquid assets at the Parent to cover 18-24 months of cash outflows under a scenario with limited cash inflows, and maintains a minimum policy limit of not less than 12 months. Throughout the first nine months of 2016 and as of September 30, 2016, the Company complied with this policy.
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
We are required by the requirements of the Enhanced Prudent Standards for liquidity management (Reg. YY) to conduct monthly liquidity stress tests. These tests incorporate scenarios designed by us subject to review by the FRB. The Company’s internal liquidity stress-testing program as contained in its policy complies with these requirements. Additionally, the Company performs monthly liquidity stress testing using a set of internally generated scenarios representing severe liquidity constraints over a 12-month horizon.

ZIONS BANCORPORATION AND SUBSIDIARIES

Parent Company Liquidity
The Parent’s cash requirements consist primarily of debt service, investments in and advances to subsidiaries, operating expenses, income taxes, and dividends to preferred and common shareholders. The Parent’s cash needs are usually met through dividends from its subsidiaries, interest and investment income, subsidiaries’ proportionate shares of current income taxes, and long-term debt and equity issuances.
Cash, interest-bearing deposits held as investments, and security resell agreements at the Parent decreased to $0.4 billion at September 30, 2016 compared with $0.6 billion at June 30, 2016 and $0.9 billion at December 31, 2015. This $0.5 billion decrease for the first nine months of 2016 resulted primarily from (1) purchase and redemption of our preferred stock and common stock, (2) repayment of long-term debt, (3) dividends on our common and preferred stock, and (4) interest payments. This decrease in cash was partially offset by common dividends and return of common equity received by the parent from its subsidiary bank.
At September 30, 2016, the Parent had no long-term debt maturities during the remainder of 2016. During 2017, the Parent’s long-term debt maturities consist of $152 million for a senior note due on March 27, 2017. At September 30, 2016, maturities of our long-term senior and subordinated debt ranged from March 2017 to September 2028.
During the first nine months of 2016, our subsidiary bank accrued $125 million of common dividends and return of common equity that has since been paid to the Parent, compared with $125 million for the first nine months of 2015 from its subsidiary banks. In addition, during the first nine months of 2015, the Parent received $31 million from dividends on preferred stock from its subsidiary banks. At September 30, 2016, ZB, N.A. had approximately $621 million available for the payment of dividends under current capital regulations. The dividends that ZB, N.A. can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Parent and its subsidiary bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company and ZB, N.A. did not change during the first nine months of 2016, except Moody’s and Fitch upgraded the Company’s outlook to positive from stable. Standard & Poor’s, Fitch, Dominion Bond Rating Service, and Kroll all rate the Company’s senior debt at an investment-grade level, while Moody’s rates the Company’s senior debt as Ba1 (one notch below investment-grade). In addition, all of the previously mentioned rating agencies, except Kroll, rate the Company’s subordinated debt as noninvestment-grade.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the Parent’s balance sheets as of September 30, 2016, December 31, 2015, and September 30, 2015.
PARENT ONLY CONDENSED BALANCE SHEETS

(In thousands)	September 30, 2016	December 31, 2015	September 30, 2015
ASSETS
Cash and due from banks	$39	$18,375	$19,105
Interest-bearing deposits	415,162	775,649	478,136
Security resell agreements	—	100,000	650,000
Investment securities:
Available-for-sale, at fair value	40,756	45,168	45,889
Other noninterest-bearing investments	29,066	28,178	31,998
Investments in subsidiaries:
Commercial bank	7,617,242	7,312,654	7,308,673
Other subsidiaries	80,628	84,010	86,725
Receivables from subsidiaries:
Commercial bank	—	—	6,000
Other subsidiaries	60	60	60
Other assets	152,806	78,728	72,844
	$8,335,759	$8,442,822	$8,699,430
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$86,851	$123,849	$122,691
Subordinated debt to affiliated trusts	36,083	164,950	164,950
Long-term debt:
Due to affiliates	—	—	50
Due to others	533,518	646,504	773,644
Total liabilities	656,452	935,303	1,061,335
Shareholders’ equity:
Preferred stock	709,601	828,490	1,004,159
Common stock	4,747,912	4,766,731	4,756,288
Retained earnings	2,211,793	1,966,910	1,894,623
Accumulated other comprehensive income (loss)	10,001	(54,612)	(16,975)
Total shareholders’ equity	7,679,307	7,507,519	7,638,095
	$8,335,759	$8,442,822	$8,699,430
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $25 million during the first nine months of 2016 from $33 million during the first nine months of 2015 due to the maturity and repayment of debt during 2016 and 2015. Additionally, the Parent paid approximately $81 million of total dividends on preferred stock and common stock for the first nine months of 2016 and 2015.
Subsidiary Bank Liquidity
ZB, N.A.’s primary source of funding is its core deposits, consisting of demand, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio was 83.7% at September 30, 2016 compared with 84.5% at June 30, 2016 and 80.7% at December 31, 2015.
Total deposits increased by $475 million to $50.8 billion at September 30, 2016, compared with $50.4 billion at December 31, 2015. This increase was a result of a $463 million increase in time deposits $100 million and over and a $434 million increase in noninterest-bearing deposits. This increase was partially offset by a $176 million decrease in foreign deposits, and a $169 million decrease in savings and money market deposits, and a $77 million decrease in time deposits under $100 million. Also, during the first nine months of 2016, ZB, N.A. redeployed approximately $3.9 billion of cash to short-to-medium duration agency guaranteed mortgage-backed securities. ZB, N.A.’s long-term senior debt ratings were the same as the Parent, except Standard & Poor’s was BBB and Kroll’s was BBB+, compared to BBB- for Standard & Poor’s and BBB for Kroll for the Company.

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
At September 30, 2016, the amount available for additional FHLB and Federal Reserve borrowings was approximately $16.5 billion, compared with $13.4 billion at December 31, 2015. Loans with a carrying value of approximately $25.9 billion at September 30, 2016 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings compared with $19.4 billion at December 31, 2015 at the Federal Reserve and various FHLBs. At September 30, 2016, we had $750 million of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with no short or long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2015. The $750 million of short-term FHLB borrowings matured and was repaid during October 2016. At September 30, 2016, our total investment in FHLB and Federal Reserve stock was $40 million and $181 million, respectively, compared with $68 million and $123 million at December 31, 2015.
Our investment activities can provide or use cash, depending on the asset liability management posture taken. During the first nine months of 2016, HTM and AFS investment securities’ activities resulted in a net increase in investment securities and a net $2.9 billion decrease in cash, compared with a net $2.1 billion decrease in cash for the first nine months of 2015, reflecting our continued purchase of HQLAs.
Maturing balances in ZB, N.A.’s loan portfolios also provide additional flexibility in managing cash flows. Lending and purchase activity for the first nine months of 2016 resulted in a net cash outflow of $1.9 billion compared with a net cash outflow of $75 million for the first nine months of 2015.
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
We are continually improving our oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported on a regular basis to enterprise management committees. The Operational Risk Committee reports to the ERMC, which reports to the ROC. Additional measures have been taken to increase oversight by ERM and Operational Risk Management through the strengthening of new initiative reviews, enhancements to the Vendor Management and Vendor Risk Management framework, enhancements to the Business Continuity and Disaster Recovery program, and the establishment of Fraud Risk Oversight, Incident Response Oversight and Technology Project Oversight programs. Significant

ZIONS BANCORPORATION AND SUBSIDIARIES

enhancements have also been made to governance and reporting, including the establishment of Policy and Committee Governance programs and the creation of an Enterprise Risk Profile and Operational Risk Profile.
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
On June 23, 2016 we filed a Form 8-K presenting the results of the 2016 DFAST. The results of the stress test demonstrated that the Company has sufficient capital to withstand a severe economic downturn. Detailed disclosure of the stress test results can also be found on our website. In addition, we submitted our Dodd-Frank Act mid-cycle stress test, based upon the Company’s June 30, 2016 financial position, on October 5, 2016.
On June 29, 2016 we filed a Form 8-K announcing that the Federal Reserve did not object to our 2016 capital plan. The plan included (1) the increase of the quarterly common dividend to $0.08 per share beginning in the third quarter of 2016, (2) up to $180 million in total repurchases of common equity and (3) up to $144 million in total repurchases of preferred equity. These capital actions are expected to reduce preferred dividends and improve the Company’s return on equity.
In July 2016, we announced that our board of directors approved (1) a quarterly dividend of $0.08 per common share in August 2016 and (2) the commencement of a stock buyback program, including $45 million in the third quarter of 2016. See subsequent discussion regarding the buyback of Company common stock during the fourth quarter of 2016. The ultimate determination of future reductions of common and/or preferred stock will depend on a number of factors, including actual earnings performance, market conditions, and the receptivity of investors to the terms of any preferred stock redemption offers, as well as the effect of other steps we may explore as we seek to manage our capital, any of which could result in a delay of or reduction in the amount of common or preferred equity redemptions, repurchases, or dividend increases.
On April 25, 2016, we launched tender offers for up to $120 million par amount of certain outstanding shares of preferred stock. This $120 million is the remaining amount of the $300 million total reduction of preferred stock that was included in our 2015 capital plan, to which the Federal Reserve did not object. On May 23, 2016, we announced the results of the preferred stock tender offers. Preferred stock was reduced by $119 million, including $27 million, $59 million, and $33 million for Series I, J, and G, respectively. As a result of the preferred stock redemption, preferred dividends are expected to be $12.4 million for the fourth quarter of 2016 and the second quarter of 2017, and are expected to be $10.4 million for the first quarter of 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

Basel III
The Basel III capital rules, which effectively replaced the Basel I rules, became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). Basel III requirements established a new comprehensive capital framework for U.S. banking organizations. We met all capital adequacy requirements under the Basel III Capital Rules based upon phase-in rules as of September 30, 2016, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
A detailed discussion of Basel III requirements, including implications for the Company, is contained on page 9 in “Capital Standards – Basel Framework” under Part 1, Item 1 in our 2015 Annual Report on Form 10-K.
Capital Management Actions
Total shareholders’ equity increased by $0.2 billion to $7.7 billion at September 30, 2016 from $7.5 billion at December 31, 2015. The increase in total shareholders’ equity is primarily due to net income of $332 million and to an improvement of $54 million in the fair value of the Company’s AFS securities portfolio due largely to changes in the interest rate environment, partially offset by $126 million paid to purchase and redeem our preferred stock as a result of our tender offer, $81 million of dividends paid on preferred and common stock, and repurchases of our common stock totaling $45 million. Since September 30, 2016, the Company has repurchased $45 million of our common stock, leaving $90 million of buyback capacity remaining in the 2016 capital plan (which spans the timeframe of July 2016 to June 2017).
Our quarterly dividend on common stock increased to $0.08 per share during the third quarter of 2016. The quarterly dividend had been $0.06 per share since the second quarter of 2015. We paid $41.4 million in dividends on common stock during the first nine months of 2016 compared with $32.8 million during the first nine months of 2015. During its October 2016 meeting, the Board of Directors declared a quarterly dividend of $0.08 per common share payable on November 23, 2016 to shareholders of record on November 16, 2016.
We paid dividends on preferred stock of $39.7 million and $46.9 million for the first nine months of 2016 and 2015, respectively. We also recorded a one-time $9.8 million reduction to net earnings applicable to common shareholders as a result of the preferred stock redemption during the second quarter of 2016.
See Note 8 for additional detail about capital management transactions during the first nine months of 2016.
Capital Ratios
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios.
The following schedule shows the Company’s capital and performance ratios as of September 30, 2016, December 31, 2015, and September 30, 2015.
CAPITAL RATIOS

	September 30, 2016	December 31, 2015	September 30, 2015

Tangible common equity ratio	9.91%	9.63%	9.76%
Tangible equity ratio	11.09%	11.05%	11.51%
Average equity to average assets (three months ended)	12.81%	12.93%	13.11%
Basel III risk-based capital ratios[1]:
Common equity tier 1 capital	12.04%	12.22%	12.16%
Tier 1 leverage	11.27%	11.26%	11.63%
Tier 1 risk-based	13.48%	14.08%	11.41%
Total risk-based	15.31%	16.12%	16.46%
Return on average common equity (three months ended)	6.66%	5.17%	5.02%
Tangible return on average tangible common equity (three months ended)	7.88%	6.20%	6.05%

[1]	Based on the applicable phase-in periods.

ZIONS BANCORPORATION AND SUBSIDIARIES

At both September 30, 2016 and December 31, 2015, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.6 billion and $7.5 billion, respectively. A more comprehensive discussion of our capital management is contained in our 2015 Annual Report on Form 10-K.
GAAP to NON-GAAP RECONCILIATIONS
1. Tangible return on average tangible common equity
This Form 10-Q presents “tangible return on average tangible common equity” which excludes, net of tax, the amortization of core deposit and other intangibles from net earnings applicable to common shareholders, and average goodwill and core deposit and other intangibles from average common equity.
TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Amounts in thousands)		September 30, 2016	December 31, 2015	September 30, 2015

Net earnings applicable to common shareholders (GAAP)		$116,895	$88,197	$84,238
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1,210	1,446	1,461
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$118,105	$89,643	$85,699

Average common equity (GAAP)		$6,986,376	$6,765,737	$6,655,513
Average goodwill		(1,014,129)	(1,014,129)	(1,014,129)
Average core deposit and other intangibles		(11,576)	(17,453)	(19,726)
Average tangible common equity (non-GAAP)	(b)	$5,960,671	$5,734,155	$5,621,658

Number of days in quarter	(c)	92	92	92
Number of days in year	(d)	366	365	365

Tangible return on average tangible common equity (non-GAAP)	(a/b/c)*d	7.88%	6.20%	6.05%
2. Total shareholders’ equity to tangible equity and tangible common equity
This Form 10-Q presents “tangible equity” and “tangible common equity” which excludes goodwill and core deposit and other intangibles for both measures and preferred stock for tangible common equity.
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Amounts in thousands)		September 30, 2016	December 31, 2015	September 30, 2015

Total shareholders’ equity (GAAP)		$7,679,307	$7,507,519	$7,638,095
Goodwill		(1,014,129)	(1,014,129)	(1,014,129)
Core deposit and other intangibles		(10,329)	(16,272)	(18,546)
Tangible equity (non-GAAP)	(a)	6,654,849	6,477,118	6,605,420
Preferred stock		(709,601)	(828,490)	(1,004,159)
Tangible common equity (non-GAAP)	(b)	$5,945,248	$5,648,628	$5,601,261

Total assets (GAAP)		$61,038,860	$59,664,543	$58,405,718
Goodwill		(1,014,129)	(1,014,129)	(1,014,129)
Core deposit and other intangibles		(10,329)	(16,272)	(18,546)
Tangible assets (non-GAAP)	(c)	$60,014,402	$58,634,142	$57,373,043

Common shares outstanding	(d)	203,850	204,417	204,279
Tangible equity ratio	(a/c)	11.09%	11.05%	11.51%
Tangible common equity ratio	(b/c)	9.91%	9.63%	9.76%
Tangible book value per common share	(b/d)	$29.16	$27.63	$27.42

ZIONS BANCORPORATION AND SUBSIDIARIES

3. Efficiency ratio and adjusted pre-provision net revenue
This Form 10-Q presents calculations of “efficiency ratio” and adjusted PPNR that include adjustments for certain line items and amounts in noninterest expense and noninterest income. The following schedule provides a reconciliation of noninterest expense (GAAP), taxable-equivalent net interest income (GAAP) and noninterest income (GAAP) to the efficiency ratio (non-GAAP) and adjusted PPNR (non-GAAP). The schedule also shows the efficiency ratio and adjusted PPNR for six-month time periods, in addition to the three-month periods, in order to illustrate the trend over longer periods as quarterly fluctuations may not be reflective of the prevailing trend, while annual results may not accurately reflect the pace of change. We show a nine-month efficiency ratio to illustrate the progress towards our annual target.
EFFICIENCY RATIO AND ADJUSTED PRE-PROVISION NET REVENUE

(Amounts in thousands)		Three Months Ended			Six Months Ended		Nine Months Ended
		September 30, 2016	June 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	September 30, 2016

Noninterest expense (GAAP)	(a)	$403,292	$381,894	$391,280	$785,186	$790,277	$1,180,759
Adjustments:
Severance costs		481	201	3,464	682	5,171	4,153
Other real estate expense, net		(137)	(527)	(40)	(664)	(485)	(1,993)
Provision for unfunded lending commitments		(3,165)	(4,246)	1,428	(7,411)	(898)	(13,223)
Debt extinguishment cost		—	106	—	106	2,395	353
Amortization of core deposit and other intangibles		1,951	1,979	2,298	3,930	4,616	5,944
Restructuring costs		356	47	1,630	403	2,309	1,399
Total adjustments	(b)	(514)	(2,440)	8,780	(2,954)	13,108	(3,367)
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$403,806	$384,334	$382,500	$788,140	$777,169	$1,184,126
Taxable-equivalent net interest income (GAAP)	(d)	$475,699	$470,913	$429,782	$946,612	$857,797	$1,404,854
Noninterest income (GAAP)	(e)	144,887	125,717	125,944	270,604	121,262	387,365
Combined income	(d+e)=(f)	620,586	596,630	555,726	1,217,216	979,059	1,792,219
Adjustments:
Fair value and nonhedge derivative income (loss)		(184)	(1,910)	(1,555)	(2,094)	289	(4,679)
Equity securities gains, net		8,441	2,709	3,630	11,150	8,469	10,600
Fixed income securities gains (losses), net		39	25	(53)	64	(138,489)	92
Total adjustments	(g)	8,296	824	2,022	9,120	(129,731)	6,013
Adjusted taxable-equivalent revenue (non-GAAP)	(f-g)=(h)	$612,290	$595,806	$553,704	$1,208,096	$1,108,790	$1,786,206
Adjusted pre-provision net revenue (PPNR)	(h-c)	$208,484	$211,472	$171,204	$419,956	$331,621	$602,080
Efficiency ratio [1]	(c/h)	66.0%	64.5%	69.1%	65.2%	70.1%	66.3%
1During the first quarter of 2016, to be consistent with industry practice, we reclassified bankcard rewards expense from noninterest expense into noninterest income in order to offset the associated revenue (interchange fees) to align with industry practice. This reclassification within other service charges, commission and fees lowered noninterest income in the first quarter of 2016 (and also decreased other noninterest expense by the same amount). For comparative purposes we also adjusted prior period amounts. This reclassification had no impact on net income.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 11 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation’s 2015 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the third quarter of 2016:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

July	1,224	$24.92	—	$180,000,000
August	822	28.34	—	180,000,000
September	1,471,644	30.64	1,468,800	135,000,000
Third quarter	1,473,690	30.63	1,468,800

[1]
Represents common shares acquired from employees in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the vesting of restricted stock and restricted stock units, and the exercise of stock options, under provisions of an employee share-based compensation plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS
a)Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated July 8, 2014, incorporated by reference to Exhibit 3.1 of Form 8-K/A filed on July 18, 2014.	*

3.2	Restated Bylaws of Zions Bancorporation dated February 27, 2015, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2015.	*

10.1	Zions Bancorporation 2016-2018 Value Sharing Plan (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three months ended September 30, 2016 and September 30, 2015 and the nine months ended September 30, 2016 and September 30, 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2016 and September 30, 2015 and the nine months ended September 30, 2016 and September 30, 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and September 30, 2015, (v) the Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and September 30, 2015 and the nine months ended September 30, 2016 and September 30, 2015, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: November 7, 2016