Form 10-K
period 2016-12-31
ZIONS BANCORPORATION /UT/
filed 2017-02-28
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2016	$8,648,868,202
Number of Common Shares Outstanding at February 13, 2017	202,422,704 shares
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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to successfully execute its business plans, manage its risks, and achieve its objectives, including its restructuring and efficiency initiatives and its capital plan;

•
changes in local, national and international political and economic conditions and increased political uncertainty, including without limitation the possibility of substantial changes to tax, international trade, immigration and other policies in the United States and Europe, the political and economic effects of the recent economic crisis, continued sluggish recovery from that crisis, economic and fiscal imbalances in the United States and other countries, potential or actual downgrades in ratings of sovereign debt issued by the United States and other countries, and other major developments, including wars, military actions, and terrorist attacks;

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

•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the OCC, the Board of Governors of the Federal Reserve Board System, the FDIC, the SEC, and the CFPB, and uncertainty about the timing and scope of any such changes;

•
the impact of executive compensation rules under the Dodd-Frank Act and banking regulations which may impact the ability of the Company and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•
the impact of the Dodd-Frank Act and Basel III, and rules and regulations thereunder, on our required regulatory capital and liquidity levels, governmental assessments on us (including, but not limited to, the FRB reviews of our annual capital plan), the scope of business activities in which we may engage, the manner in which we engage in such activities, the fees we may charge for certain products and services, and other matters affected by the Dodd-Frank Act and these international standards;

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
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	CET1	Common Equity Tier 1 (Basel III)
AFS	Available-for-Sale	CFPB	Consumer Financial Protection Bureau
ALCO	Asset/Liability Committee	CLTV	Combined Loan-to-Value Ratio
ALLL	Allowance for Loan and Lease Losses	CMC	Capital Management Committee
Amegy	Amegy Bank, a division of ZB, N.A.	COSO	Committee of Sponsoring Organizations of the Treadway Commission
AOCI	Accumulated Other Comprehensive Income	CRA	Community Reinvestment Act
ASC	Accounting Standards Codification	CRE	Commercial Real Estate
ASU	Accounting Standards Update	CSA	Credit Support Annex
ATM	Automated Teller Machine	CSV	Cash Surrender Value
BHC Act	Bank Holding Company Act	DFAST	Dodd-Frank Act Stress Test
BOLI	Bank-Owned Life Insurance	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
bps	basis points	DTA	Deferred Tax Asset
CB&T	California Bank & Trust, a division of ZB, N.A.	EITF	Emerging Issues Task Force
CCAR	Comprehensive Capital Analysis and Review	ERM	Enterprise Risk Management
CDO	Collateralized Debt Obligation	ERMC	Enterprise Risk Management Committee

EVE	Economic Value of Equity at Risk	NYMEX	New York Mercantile Exchange
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	OCC	Office of the Comptroller of the Currency
FASB	Financial Accounting Standards Board	OCI	Other Comprehensive Income
FDIC	Federal Deposit Insurance Corporation	OREO	Other Real Estate Owned
FDICIA	Federal Deposit Insurance Corporation Improvement Act	OTTI	Other-Than-Temporary Impairment
FHLB	Federal Home Loan Bank	Parent	Zions Bancorporation
FINRA	Financial Industry Regulatory Authority	PCAOB	Public Company Accounting Oversight Board
FRB	Federal Reserve Board	PCI	Purchased Credit-Impaired
FTE	Full-time Equivalent	PEI	Private Equity Investment
FTP	Funds Transfer Pricing	PPNR	Pre-provision Net Revenue
GAAP	Generally Accepted Accounting Principles	ROC	Risk Oversight Committee
GLB Act	Gramm-Leach-Bliley Act	RSF	Required Stable Funding
GNMA	Government National Mortgage Association, or “Ginnie Mae”	RSU	Restricted Stock Unit
HECL	Home Equity Credit Line	RULC	Reserve for Unfunded Lending Commitments
HQLA	High-Quality Liquid Assets	S&P	Standard and Poor's
HTM	Held-to-Maturity	SBA	Small Business Administration
LCR	Liquidity Coverage Ratio	SBIC	Small Business Investment Company
LGD	Loss Given Default	SEC	Securities and Exchange Commission
LIBOR	London Interbank Offered Rate	SNC	Shared National Credit
LNC	large and noncomplex	TCBO	The Commerce Bank of Oregon, a division of ZB, N.A.
MD&A	Management’s Discussion and Analysis	TCBW	The Commerce Bank of Washington, a division of ZB, N.A.
NASDAQ	National Association of Securities Dealers Automated Quotations	TDR	Troubled Debt Restructuring
NAV	Net Asset Value	Vectra	Vectra Bank Colorado, a division of ZB, N.A.
NBAZ	National Bank of Arizona, a division of ZB, N.A.	VIE	Variable Interest Entity
NIM	Net Interest Margin	ZB, N.A.	ZB, National Association
NSB	Nevada State Bank, a division of ZB, N.A.	Zions Bank	Zions Bank, a division of ZB, N.A.
NSFR	Net Stable Funding Ratio	ZMSC	Zions Management Services Company

ITEM 1.	BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the BHC Act, as amended. The Parent owns and operates a commercial bank with a total of 436 branches at year-end 2016. The Parent and its subsidiaries (collectively “the Company”) provide a full range of banking and related services, primarily in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. The Company conducts its banking operations through seven separately managed and branded segments, which we sometimes refer to as “affiliates” or by reference to their respective brands. Full-time equivalent (“FTE”) employees totaled 10,057 at December 31, 2016. For further information about the Company’s industry segments, see “Business Segment Results” on page 45 in MD&A and Note 21 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Exposure and Operations” on page 52 in MD&A. The “Executive Summary” on page 31 in MD&A provides further information about the Company.
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
The Company provides a wide variety of commercial and retail banking and mortgage lending products and services. It also provides a wide range of personal banking services to individuals, including home mortgages, bankcard, other installment loans, home equity lines of credit, checking accounts, savings accounts, certificates of deposit of various types and maturities, trust services, safe deposit facilities, direct deposit, and Internet and mobile banking. In addition, the Company provides services to key market segments through its Private Client Services and Executive Banking Groups. We offer self-directed brokerage services through Zions Direct and also offer comprehensive and personalized wealth management and investment services.
In addition to these core businesses, the Company has built specialized lines of business in capital markets and public finance, and is a leader in small business administration (“SBA”) lending. The Company is one of the nation’s largest providers of SBA 7(a) and SBA 504 financing to small businesses. It owns an equity interest in FAMC and is its top originator of secondary market agricultural real estate mortgage loans. The Company provides finance advisory and corporate trust services for municipalities. The Company also provides trust services to individuals in its wealth management business and bond transfer, stock transfer, and escrow services in its corporate trust business, both within and outside of its footprint.
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
SUPERVISION AND REGULATION
The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to improve the stability of banking and financial companies and to protect the interests of customers, including both loan customers and depositors, and taxpayers. These regulations are not, however, generally intended to protect the interests of our shareholders or creditors, and in fact may have the consequence of reducing returns to our shareholders. This regulatory framework has been materially revised and expanded since the 2008-2009 financial crisis and recession. In particular, the Dodd-Frank Act and regulations promulgated pursuant to it have given financial regulators expanded powers over nearly every aspect of the Company’s business. These include, among other things, new, higher regulatory capital requirements; regulation of dividends and other forms of capital distributions to shareholders through annual stress-testing and capital-planning processes; heightened liquidity and liquidity stress-testing requirements, which include specific definitions of the types of investment securities that qualify as “high-quality liquid assets” and which effectively limit the portion of the Company’s balance sheet that can be used to meet the credit needs of its customers; specific limitations on mortgage lending products and practices; specific limits on certain consumer payment fees; and subjecting compensation practices to specific regulatory oversight and restrictions. Individually and collectively, these additional regulations have imposed and will continue to impose higher costs on the Company, and have reduced and may continue to reduce returns earned by shareholders. Some aspects of the Dodd-Frank Act continue to be subject to rulemaking, the majority of the rules that have been adopted may be subject to interpretation or clarification, and accordingly, the impact of such regulatory changes cannot be presently determined. Recent political developments, including the change in the executive administration of the United States, have increased uncertainty to the implementation, scope, and timing of regulatory reforms, including those related to the implementation of the Dodd-Frank Act. The Company is committed to both satisfying heightened regulatory expectations and providing attractive shareholder returns. However, given the still-changing regulatory environment and such uncertainty, the results of these efforts cannot yet be known.
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
The Parent is a bank holding company and a financial holding company as provided by the BHC Act, as modified by the GLB Act and the Dodd-Frank Act. These and other federal statutes provide the regulatory framework for bank holding companies and financial holding companies, which have as their umbrella regulator the Federal Reserve Board (“FRB”). The supervision of ZB, N.A. and other regulated subsidiaries is conducted by each subsidiary’s primary functional regulator and the laws and regulations administered by those regulators. The GLB Act allows our subsidiary bank to engage in certain financial activities through financial subsidiaries. To qualify for and maintain status as a financial holding company, or to do business through a financial subsidiary, the Parent and its subsidiary bank must satisfy certain ongoing criteria. The Company currently engages in only limited activities for which financial holding company status is required.
ZB, N.A. is subject to the provisions of the National Bank Act or other statutes governing national banks, as well as the rules and regulations of the Office of the Comptroller of the Currency (“OCC”), the Consumer Financial Protection Bureau (“CFPB”), and the FDIC. It is also subject to examination and supervision by the OCC. In addition, Zions Bancorporation is subject to examination by the Federal Reserve Bank of San Francisco. Some of our nonbank subsidiaries are also subject to regulation by the FRB and other federal and state agencies. These regulatory agencies may exert considerable influence over our activities through their supervisory and examination roles. Our brokerage and investment advisory subsidiaries are regulated by the SEC, Financial Industry Regulatory Authority (“FINRA”) and/or state securities regulators.
The Dodd-Frank Act
The most recent financial crisis led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Act, which was enacted in July 2010, is one of the most far reaching legislative actions affecting the financial services industry in decades and significantly restructured the financial regulatory regime in the United States. Implementation of the Dodd-Frank Act and related rulemaking activities continued in 2016.
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
Regulations promulgated under the Dodd-Frank Act require us to maintain greater levels of capital and liquid assets than was generally the case before the crisis and limit the forms of capital that we will be able to rely upon for regulatory purposes. In addition, in its supervisory role with respect to our stress testing and capital planning, our ability to deliver returns to our shareholders through dividends and stock repurchases is subject to prior non-objection by the FRB. The stress-testing and capital-plan processes also could substantially reduce our flexibility to respond to market developments and opportunities in such areas as capital raising and acquisitions.
The Dodd-Frank Act’s provisions and related regulations also affect the fees we must pay to regulatory agencies and the pricing of certain products and services, including the following:

•	The assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits.

•	The federal prohibition on the payment of interest on business transaction accounts was repealed.

•	The FRB was authorized to issue, and did issue regulations governing debit card interchange fees.
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
The Company is subject to the provisions of the Volcker Rule, issued pursuant to the Dodd-Frank Act. The Company had divested of all but $6 million of non-compliant private equity investments (“PEIs”). Such investments also provide for $4 million of potential capital calls, which the Company would fund, as allowed by the Volcker Rule, if and as the capital calls are made until the investments are sold. Nevertheless, because the remaining investments are comprised of funds that are in the later stages of their lifecycle, significant future funding requests are not anticipated. The Company continues to pursue the disposition of all non-compliant PEIs. The FRB has granted a blanket extension of the Volcker Rule compliance date to July 21, 2017. Pursuant to procedures for requesting an extended transition period for illiquid funds outlined in SR 16-18, issued by the FRB on December 9, 2016, the Company applied for an extension for the vast majority of its remaining portfolio of PEIs. If granted, the extended transition period may be for up to five years beyond the compliance date of July 21, 2017 to conform remaining investments.
The Company and other companies subject to the Dodd-Frank Act are subject to a number of requirements regarding the time, manner and form of compensation given to its key executives and other personnel receiving incentive compensation, which are being imposed through the supervisory process as well as published guidance and proposed rules. These restrictions imposed by the Dodd-Frank Act include documentation and governance, deferral, risk balancing, and clawback requirements. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions, or could result in regulatory enforcement actions.
During the second quarter of 2016, the U.S. financial regulators, including the FRB and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Zions). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, additional specific requirements for entities with total consolidated assets of at least $50 billion, such as Zions, and further, more stringent requirements for those with total consolidated assets of at least $250 billion. The general qualitative requirements include: (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. For larger financial institutions, including Zions, the proposed revised regulations would also introduce very prescriptive requirements relating to the types and percentages, the timing of the realization, and the risk of forfeiture of incentive compensation awarded to “senior executive officers” and “significant risk-takers.”
Some aspects of the Dodd-Frank Act continue to be subject to rulemaking, many of the rules that have been adopted may be subject to interpretation or clarification, and accordingly, the impact of such regulatory changes cannot be presently determined.
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
Under the Basel III capital rules, the minimum capital ratios are as follows:

•	4.5% CET1 to risk-weighted assets;

•	6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets;

•	8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
When fully phased-in on January 1, 2019, the Basel III capital rules will also require the Company and its subsidiary bank to maintain a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Basel III capital rules also prescribed a standardized approach for calculating risk-weighted assets that expanded the risk-weighting categories from Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel III capital rules provided more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increased the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
The Basel III capital rules provided for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets (“DTAs”) dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The application of this part of the rule did not result in any deductions from CET1 for us.
Under prior Basel I capital standards, the effects of accumulated other comprehensive income (“AOCI”) items included in capital were excluded for purposes of determining regulatory capital and capital ratios. As a “non-advanced approaches banking organization,” we made a one-time permanent election as of January 1, 2015 to continue to exclude these items, as allowed under the Basel III capital rules.
Basel III also required additional regulatory capital disclosures to be made that are commonly referred to as “Pillar 3” disclosures. These disclosures require the Company to make prescribed regulatory disclosures on a quarterly basis regarding its capital structure adequacy and risk-weighted assets. The Company began publishing these Pillar 3 disclosures in 2015, and such disclosures are available on the Company’s website.
The Company met all capital adequacy requirements under the Basel III capital rules based upon a 2016 phase-in as of December 31, 2016, and believes it would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
Capital Planning and Stress Testing
The Company is required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Act Stress Test (“DFAST”) and FRB’s Comprehensive Capital Analysis and Review (“CCAR”). The Company submitted its 2016 capital plan and stress test results to the FRB on April 5, 2016. In its capital plan, the Company was required to forecast, under a variety of economic scenarios for nine quarters ending the fourth quarter of 2017, its estimated regulatory capital ratios, including its Tier 1 common ratio associated with the Basel I capital rules, its CET1 ratio under the Basel III capital rules, and its GAAP tangible common equity ratio. On June 29, 2016, we announced that the FRB notified us that it did not object to the capital actions outlined in our 2016 capital plan. The plan included (1) the increase of the quarterly common dividend to $0.08 per share beginning in the third quarter of 2016; (2) up to $180 million in total repurchases of common equity; and (3) up to $144 million in total repurchases of preferred equity.
On June 23, 2016, we filed a Form 8-K presenting the results of the 2016 DFAST. The results of the stress test demonstrated that the Company has sufficient capital to withstand a severe hypothetical economic downturn. Detailed disclosure of the stress test results can also be found on our website. In addition, we submitted on October 5, 2016 our mid-cycle company-run DFAST, based upon the Company’s June 30, 2016 financial position. Zions’ mid-cycle DFAST results, based on the hypothetical severely adverse scenario, indicate the Company would maintain capital ratios at sufficient levels throughout the nine-quarter forecasting horizon. As discussed in the mid-cycle press release, published November 4, 2016, Zions’ hypothetical severely adverse scenario was designed to create a stressful idiosyncratic environment, including a 10% unemployment rate and a 40% decline in commercial property values. During the nine-quarter projection period, the minimum CET1 ratio was 7.8%.
Zions has participated in the annual CCAR/DFAST exercise since 2014. Prior to 2017, the FRB could object to Zions’ capital plan on either quantitative or qualitative grounds. On January 30, 2017, the FRB announced a final rule for the 2017 cycle, removing from the qualitative assessment of the exercise those bank holding companies that have total consolidated assets of at least $50 billion but less than $250 billion, on-balance sheet foreign exposure of less than $10 billion, and nonbank assets of less than $75 billion (referred to as large and noncomplex (“LNC”) firms). However, the FRB may still object to a capital plan based on the results of its quantitative assessment. As an LNC firm, Zions will still be subject to regular supervisory assessments to examine the Company’s capital-planning processes. Our annual capital plan is due by April each year, and the FRB will publish results of its supervisory CCAR review of our capital plan by June 30 of each year.
On February 17, 2014, the FRB published final rules to implement Section 165, Enhanced Supervision and Prudential Standards for Nonbank Financial Companies Supervised by the Board of Governors and Certain Bank Holding Companies, of the Dodd-Frank Act. The Company believes that it is in compliance with these rules.
Liquidity
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the United States and internationally, without required formulaic measures. However, in January 2016, Zions became subject to final rules adopted by the FRB and other banking regulators (“Final Liquidity Coverage Ratio requirement (“LCR”) Rule”) implementing a U.S. version of the Basel Committee’s LCR requirement. The LCR is intended to ensure that banks hold sufficient amounts of so-called “high-quality liquid assets” (“HQLA”) to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. Zions is subject to the modified LCR, which is the ratio of an institution’s amount of HQLA (the numerator) over 70% of projected net cash out-flows over the 30-day horizon (the denominator), in each case, as calculated pursuant to the Final LCR Rule. The Final LCR Rule requires institutions subject to the modified LCR to maintain the modified ratio equal to at least 100% in order to satisfy this regulatory requirement. Only specific classes of assets, including U.S. Treasury securities, other U.S. government obligations and agency mortgage-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule. The total net cash outflows amount is determined under the rule by applying certain hypothetical outflow and inflow rates, which reflect certain standardized stressed assumptions, against the balances of the banking organization’s funding sources, obligations, transactions and assets over the 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold HQLA equal to 25% of outflows even if outflows perfectly match inflows over the stress period).
The Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the FRB and other federal banking regulators issued a proposed rule that would implement the NSFR for large U.S. banking organizations. Under the proposed rule, the most stringent requirements would apply to bank holding companies with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure, and would require such organizations to maintain a minimum NSFR of 1.0 on an ongoing basis, calculated by dividing the organization’s available stable funding (“ASF”) by its required stable funding (“RSF”). Bank holding companies with less than $250 billion, but more than $50 billion, in total consolidated assets and less than $10 billion in on-balance sheet foreign exposure, such as Zions, would be subject to a modified NSFR requirement which would require such bank holding companies to maintain a minimum NSFR of 0.7 on an ongoing basis. Under the proposed rule, a banking organization’s ASF would be calculated by applying specified standard weightings to its equity and liabilities based on their expected stability over a one-year time horizon and its RSF would be calculated by applying specified standardized weightings to its assets, derivative exposures and commitments based on their liquidity characteristics over the same one-year time horizon. If implemented, the proposed rule would take effect on January 1, 2018.
Financial Privacy and Cyber Security
The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.
In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. Once established, the enhanced cyber risk management standards would help to reduce the potential impact of a cyber attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness.
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
Other Regulations
The Company is subject to a wide range of other requirements and restrictions contained in both the laws of the United States and the states in which its banks and other subsidiaries operate. These regulations include but are not limited to the following:

•
Requirements that the Parent serve as a source of strength for its subsidiary bank. The FRB has a policy that a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support the subsidiary bank. The Dodd-Frank Act codified this policy as a statutory requirement.

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

•
Limitations on dividends payable to shareholders. The Parent’s ability to pay dividends on both its common and preferred stock may be subject to regulatory restrictions, including the requirement that they be included in a stress test and capital plan to which the FRB has not objected. See discussion under “Liquidity Management Actions” on page 74.

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
The Board of Directors of the Parent has overseen management’s establishment of a comprehensive system of corporate governance and risk practices. This system includes policies and guidelines such as Corporate Governance Guidelines, a Code of Business Conduct and Ethics for Employees, a Directors Code of Conduct, a Related Party Transaction Policy, Stock Ownership and Retention Guidelines, a Compensation Clawback Policy, an insider trading policy including provisions prohibiting hedging and placing restrictions on the pledging of company stock by insiders, and charters for the Audit, Risk Oversight, Compensation, and Nominating and Corporate Governance Committees. More information on the Company’s corporate governance practices is available on the Company’s website at www.zionsbancorporation.com. (The Company’s website is not part of this Annual Report on Form 10-K).
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

Although not comprehensive, the following describes several risk factors which are significant to the Company:
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
We have concentrations of risk in our loan portfolio, including loans secured by real estate and oil and gas-related lending, which may have unique risk characteristics that may adversely affect our results. Given the current volatility in oil prices and the potential for oil prices to remain low for an extended period of time, Zions’ credit exposure in oil and gas could be adversely impacted.
Concentration or counterparty risk could adversely affect the Company. Concentration risk across our loan and investment portfolios could pose significant additional credit risk to the Company due to exposures which perform in a similar fashion. Counterparty risk could also pose additional credit risk.
We engage in commercial construction and land acquisition and development lending, as well as commercial term lending, primarily in our Western states footprint. The Company, as a whole, has relatively larger concentrations of such lending than many other peer institutions. In addition, we have a concentration in oil and gas-related lending, primarily in Texas. Both commercial real estate (“CRE”) and oil and gas-related lending are subject to specific risks, including volatility and potential significant and prolonged declines in collateral-values and activity levels. In addition, our real estate lending is concentrated in the Western states, and values there may behave differently than in other parts of the United States. We may have other unidentified concentrated or correlated risks in our loan portfolio.
Our business is highly correlated to local economic conditions in a specific geographic region of the United States.
As a regional bank holding company, the Company provides a full range of banking and related services through its local management teams and unique brands in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. Approximately 84% of the Company’s total net interest income for the year ended December 31, 2016 relate to our banking operations in Utah, Texas, and California. This is compared to 88% of the Company’s total net interest income for the year ended December 31, 2015. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Accordingly, adverse economic conditions affecting these three states in particular could significantly affect our consolidated operations and financial results. For example, our credit risk could be elevated to the extent that our lending practices in these three states focus on borrowers or groups of borrowers with similar economic characteristics, which are similarly affected by the same adverse economic events. At December 31, 2016, loan balances associated with our banking operations in Utah, Texas, and California comprised 81% of the Company’s commercial lending portfolio, 74% of the CRE lending portfolio, and 69% of the consumer lending portfolio.
Loans originated by our banking operations in Utah, Texas, and California are primarily to borrowers in those respective states, with the exception of the National Real Estate group, which co-originates or purchases primarily owner-occupied first-lien CRE loans from financial institutions throughout the country.
We have been and could continue to be negatively affected by adverse economic conditions.
Adverse economic conditions negatively affect the Company’s assets, including its loan and securities portfolios, capital levels, results of operations, and financial condition. The most recent financial crisis resulted in significant regulatory changes that continue to affect the Company. Although economic conditions have improved since the most recent financial crisis, it is possible that economic conditions may weaken or that sluggish economic conditions may continue for a substantial period of time. Economic and fiscal conditions in the United States and other countries may directly or indirectly adversely impact economic and market conditions faced by the Company and its customers. Any sustained weakness or further weakening in economic conditions would adversely affect the

Company. The Company has exposure to oil and gas-related companies that are currently experiencing a prolonged period of low energy prices. For more information regarding the Company’s exposure to oil and gas-related companies see “Oil and Gas-Related Exposure” on page 57 of MD&A in this Form 10-K.
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
The Company remains in an “asset-sensitive” interest rate risk position, which means that net interest income would be expected to increase if interest rates increase, and to decline if interest rates decrease. Most recently, the FRB raised the target range for federal funds rate from 0.50% to 0.75%, and indicated that it will determine the timing and size of future rate adjustments by assessing realized and expected economic conditions relative to the objectives of maximum employment and 2% inflation.
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
We are a bank holding company and, as such, we and our subsidiary bank are subject to the comprehensive, consolidated supervision and regulation of the FRB, the OCC and the FDIC, including risk-based and leverage capital ratio requirements, and Basel III liquidity requirements. Capital needs may rise above normal levels when we experience deteriorating earnings and credit quality, and our banking regulators may increase our capital requirements based on general economic conditions and our particular condition, risk profile and growth plans. In addition, we may be required to increase our capital levels even in the absence of actual adverse economic conditions or forecasts as a result of stress testing and capital planning based on hypothetical future adverse economic scenarios. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels. For a summary of the capital rules to which we are subject, see “Capital Standards – Basel Framework” on page 9 of this Annual Report on Form 10-K.
Liquidity regulations, including regulations establishing a minimum Liquidity Coverage Ratio and requiring monthly liquidity stress testing applicable to the Company may impact profitability.
The Company is subject to liquidity regulations, including a requirement that it conduct monthly liquidity stress tests that require it to maintain a modified LCR of at least 100%. The Company’s calculation of the modified LCR indicates that the Company is in compliance with the requirement. Such stress testing is subject to ongoing model and assumptions changes which could affect results.
In order to meet the requirements of these new regulations, the Company expects to continue to hold a higher portion of its assets in High-Quality Liquid Assets (“HQLA”) and a lower portion of its assets in loans than was generally the case prior to such regulation. HQLA generally have lower yields than loans of the type made by the Company.
We and/or the holders of our securities could be adversely affected by unfavorable rating actions from rating agencies.
Our ability to access the capital markets is important to our overall funding profile. This access is affected by the ratings assigned by rating agencies to us and particular classes of securities that we and our banking subsidiary issue. The rates that we pay on our securities are also influenced by, among other things, the credit ratings that we and/or our securities receive from recognized rating agencies. Ratings downgrades to us or our securities could increase our costs or otherwise have a negative effect on our results of operations or financial condition or the market prices of our securities.
Strategic/Business Risks
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
During 2013, our Board of Directors approved a significant investment by us to replace our loan and deposit systems and to upgrade our accounting systems. The new integrated system for most of our loans and deposits is expected to employ technology that is a significant improvement over our current systems. These initiatives will be completed in phases to allow for appropriate testing and implementation so as to minimize time delays and cost overruns. In December 2015, the Company consolidated its seven subsidiary banks, a subsidiary trust company, and our service company into a single bank. The Company also decided to make other organizational changes such as the realignment of management responsibilities and the rationalization of support functions, including accounting and risk, and back-office operations. Additionally, in June 2015, management announced certain efficiency initiatives to improve operating results and return on equity.
These changes continue to be implemented, and some are in their early stages. By their very nature, projections of duration, cost, expected savings, expected efficiencies, and related items are subject to change and significant variability.
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
The ability to successfully remain competitive is dependent upon our ability to maintain a critical technological capability and to identify and develop new, value-added products for existing and future customers. Failure to do so could impede our time to market, reduce customer product accessibility, and weaken our competitive position.
We are subject to a variety of system failure and cyber security risks that could adversely affect our business and financial performance.
We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Information security risks for large financial institutions such as Zions have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of cyber criminals. Any failure, interruption or breach in security of our information systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, misappropriation of funds, and theft, disclosure or misuse of proprietary Company or customer data. While we have significant internal resources, policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate or remediate any information security vulnerabilities. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.
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
Under the CCAR, we are required to submit to the FRB each year our capital plan for the applicable planning horizon, along with the results of required stress tests. Each annual capital plan will, among other things, specify our planned capital actions with respect to dividends, preferred stock redemptions, common stock buybacks or issuances, and similar matters and will be subject to the objection or non-objection by the FRB. Moreover, the CCAR process requires us to analyze the pro forma impact on our financial condition of various hypothetical future adverse economic scenarios selected by us and the FRB. We must maintain or raise capital sufficient to meet our risk management and regulatory expectations under such hypothetical scenarios. In connection with the annual CCAR process, we also participate in the DFAST on a semiannual basis. Under DFAST, a standardized strategy for capital actions (dividend payments held constant and other current capital obligations met) is implemented by all participating banks. As required by the Dodd-Frank Act, we also submit stress tests to the OCC for our subsidiary bank because it has assets in excess of $10 billion. Under both CCAR and DFAST, the FRB uses its proprietary models to analyze the Company’s stressed capital position. The severity of the hypothetical scenarios devised by the FRB and OCC and employed in these stress tests is undefined by law or regulation, and is thus subject solely to the discretion of the regulators. The stress-testing and capital-planning processes may, among other things, require us to increase our capital levels, limit our dividends or other capital distributions to shareholders, modify our business strategies, or decrease our exposure to various asset classes.
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
As of December 31, 2016, the Company had $1 billion of goodwill that was allocated to Amegy, CB&T and Zions Bank. If the fair value of a reporting unit is determined to be less than its carrying value, the Company may have to take a charge related to the impairment of its goodwill. Such a charge would occur if the Company were to experience increases in the book value of a reporting unit in excess of the increase in the fair value of equity of a reporting unit. A significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of the Company’s common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate the Company taking charges in the future related to the impairment of its goodwill. Future regulatory actions could also have a material impact on assessments of the appropriateness of the goodwill carrying value. If the Company was to conclude that a future write-down of its goodwill is necessary, it would record the appropriate charge, which could have a material adverse effect on the Company’s results of operations.
The Company may not be able to utilize the significant DTA recorded on its balance sheet.
The Company’s balance sheet includes a significant DTA. The largest components of this asset result from additions to our ALLL for purposes of generally accepted accounting principles in excess of loan losses actually taken for tax purposes. Our ability to continue to record this DTA is dependent on the Company’s ability to realize its value through net operating loss carrybacks or future projected earnings. Loss of part or all of this asset would adversely impact tangible capital. In addition, inclusion of this asset in determining regulatory capital is subject to certain limitations. Currently, no DTAs are disallowed for regulatory purposes either on a consolidated basis or at the Company’s subsidiary bank.
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
The Dodd-Frank Act has material implications for the Company and the entire financial services industry. The Dodd-Frank Act places significant additional regulatory oversight and requirements on financial institutions, particularly those with more than $50 billion of assets, including the Company. In addition, among other things, the Dodd-Frank Act:

•	affected the levels of capital and liquidity with which the Company must operate and how it plans capital and liquidity levels;

•	subjected the Company to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	impacted the Company’s ability to invest in certain types of entities or engage in certain activities;

•	impacted a number of the Company’s business strategies;

•	required us to incur the cost of developing substantial heightened risk management policies and infrastructure;

•	regulated the pricing of certain of our products and services and restricted the revenue that the Company generates from certain businesses;

•	subjected the Company to capital-planning actions, including stress testing or similar actions and timing expectations for capital raising;

•	subjected the Company to supervision by the CFPB, with very broad rule-making and enforcement authorities;

•	granted authority to state agencies to enforce state and federal laws against national banks;

•	subjected the Company to new and different litigation and regulatory enforcement risks; and

•	limited the manner and amount in which compensation is paid to executive officers and employees generally.
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
Recent political developments, including the change in the executive administration of the United States, could result in substantial changes in tax, international trade, immigration, and other policies. The extent and timing of any such changes are uncertain, as are the potential direct and indirect impacts, whether beneficial or adverse. Regulations and laws may be modified or repealed and new legislation may be enacted that will affect us and our subsidiaries.
The ultimate impact of these proposals cannot be predicted as it is unclear which, if any, may be adopted.
We could be adversely affected by legal and governmental proceedings.
We are subject to risks associated with legal claims, litigation, and regulatory and other government proceedings. The Company’s exposure to these proceedings has increased and may further increase as a result of stresses on customers, counterparties and others arising from the past or current economic environments, new regulations promulgated under recently adopted statutes, the creation of new examination and enforcement bodies, and increasingly aggressive enforcement and legal actions against banking organizations. Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters, have been increasing dramatically. In addition, any enforcement matters could impact our supervisory and CRA ratings, which may restrict or limit our activities.

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
ITEM 2. PROPERTIES
At December 31, 2016, the Company operated 436 branches, of which 270 are owned and 166 are leased. The Company also leases its headquarters in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance and taxes. For additional information regarding leases and rental payments, see Note 17 of the Notes to Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
The information contained in Note 17 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ on February 13, 2017 was $44.08 per share.
The following schedule sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on NASDAQ:

	2016		2015
	High	Low	High	Low

1st Quarter	$26.91	$19.65	$28.72	$23.72
2nd Quarter	29.46	23.14	33.03	26.20
3rd Quarter	31.35	23.02	33.42	26.42
4th Quarter	44.15	30.07	31.18	26.22
During 2016 we decreased our preferred stock by $119 million, including the purchase of $27 million of our Series I preferred stock, $59 million of our Series J preferred stock, and $33 million of our Series G preferred stock, for an aggregate cash payment of $126 million. The total one-time reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $9.8 million.
We also commenced our common stock buyback program during 2016 and repurchased 2.89 million shares of common stock outstanding with a fair value of $90 million at an average price of $31.15 per share. During the first quarter of 2017 we repurchased an additional $45 million of common stock at an average price of $42.43 per share, leaving $45 million of buyback capacity remaining in the 2016 capital plan (which spans the timeframe of July 2016 to June 2017).
During 2015, the Company purchased $176 million of its Series I preferred stock pursuant to a cash tender offer.
See Note 13 of the Notes to Consolidated Financial Statements for further information regarding equity transactions during 2015 and 2016.
As of February 13, 2017, there were 4,833 holders of record of the Company’s common stock.
EQUITY CAPITAL AND DIVIDENDS
We have 4,400,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2016, 66,139, 143,750, 138,390, 126,221, 98,555, and 136,368 of preferred shares series A, F, G, H, I, and J respectively, have been issued and are outstanding. In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid quarterly or semiannually in arrears. The preferred stock redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. All of the outstanding series of preferred stock are registered with the SEC. In addition, Series A, F, G, and H preferred stock are listed and traded on the New York Stock Exchange. See Note 13 of the Notes to Consolidated Financial Statements for further information regarding the Company’s preferred stock.

The frequency and amount of common stock dividends paid during the last two years are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2016	$0.06	$0.06	$0.08	$0.08
2015	0.04	0.06	0.06	0.06
The Company’s Board of Directors approved a dividend of $0.08 per common share payable on February 23, 2017 to shareholders of record on February 16, 2017. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition, and regulatory approvals.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.
SHARE REPURCHASES
The following schedule summarizes the Company’s share repurchases for the fourth quarter of 2016:

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

October	4,138	$31.65	—	$135,000,533
November	1,431,672	31.73	1,420,146	90,000,549
December	6,160	41.23	—	90,000,549
Fourth quarter	1,441,970	31.78	1,420,146

[1]
Represents common shares acquired from employees in connection with our stock compensation plan in addition to shares acquired under previously reported share repurchase plans. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the vesting of restricted stock and restricted stock units, and the exercise of stock options, under provisions of an employee share-based compensation plan.

PERFORMANCE GRAPH
The following stock performance graph compares the five-year cumulative total return of Zions Bancorporation’s common stock with the Standard & Poor’s 500 Index and the KBW Bank Index, both of which include Zions Bancorporation. The KBW Bank Index is a market capitalization-weighted bank stock index developed and published by Keefe, Bruyette & Woods, Inc., a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 24 geographically diverse stocks representing national money center banks and leading regional financial institutions. The stock performance graph is based upon an initial investment of $100 on December 31, 2011 and assumes reinvestment of dividends.

PERFORMANCE GRAPH FOR ZIONS BANCORPORATION
INDEXED COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	2011	2012	2013	2014	2015	2016

Zions Bancorporation	100.0	131.7	185.3	177.3	171.0	272.3
KBW Bank Index	100.0	133.0	183.3	200.4	201.4	258.8
S&P 500	100.0	116.0	153.5	174.5	176.9	198.1

ITEM 6.	SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

(Dollar amounts in millions, except per share amounts)	2016/2015 Change	2016	2015	2014	2013	2012
For the Year
Net interest income	+9%	$1,867.4	$1,715.3	$1,680.0	$1,696.3	$1,731.9
Noninterest income	+44%	515.6	357.2	492.7	326.9	411.5
Total revenue	+15%	2,383.0	2,072.5	2,172.7	2,023.2	2,143.4
Provision for loan losses	+132%	92.8	40.0	(98.1)	(87.1)	14.2
Noninterest expense	—%	1,585.3	1,580.6	1,649.4	1,703.9	1,586.7
Impairment loss on goodwill	—%	—	—	—	—	1.0
Income before income taxes	+56%	704.9	451.9	621.4	406.4	541.6
Income taxes	+66%	235.9	142.4	222.9	142.9	193.4
Net income	+52%	469.0	309.5	398.5	263.5	348.2
Net loss applicable to noncontrolling interests	—%	—	—	—	(0.3)	(1.3)
Net income applicable to controlling interest	+52%	469.0	309.5	398.5	263.8	349.5
Net earnings applicable to common shareholders	+67%	411.3	246.6	326.6	294.0	178.6
Per Common Share
Net earnings – diluted	+67%	2.00	1.20	1.68	1.58	0.97
Net earnings – basic	+66%	1.99	1.20	1.68	1.58	0.97
Dividends declared	+27%	0.28	0.22	0.16	0.13	0.04
Book value [1]	+4%	34.10	32.67	31.35	29.57	26.73
Market price – end		43.04	27.30	28.51	29.96	21.40
Market price – high		44.15	33.42	33.33	31.40	22.81
Market price – low		19.65	23.72	25.02	21.56	16.40
At Year-End
Assets	+6%	63,239	59,665	57,203	56,021	55,499
Net loans and leases	+5%	42,649	40,650	40,064	39,043	37,670
Deposits	+6%	53,236	50,374	47,848	46,363	46,134
Long-term debt	-34%	535	812	1,086	2,263	2,324
Shareholders’ equity:
Preferred equity	-14%	710	829	1,004	1,004	1,128
Common equity	+4%	6,925	6,679	6,366	5,461	4,924
Noncontrolling interests	—%	—	—	—	—	(3)
Performance Ratios
Return on average assets		0.78%	0.53%	0.71%	0.48%	0.66%
Return on average common equity		5.95%	3.75%	5.42%	5.73%	3.76%
Tangible return on average tangible common equity		7.07%	4.55%	6.70%	7.44%	5.18%
Net interest margin		3.37%	3.19%	3.26%	3.36%	3.57%
Capital Ratios [1]
Equity to assets		12.07%	12.58%	12.88%	11.54%	10.90%
Common equity tier 1 (Basel III), tier 1 common (Basel I) [2]		12.07%	12.22%	11.92%	10.18%	9.80%
Tier 1 leverage [2]		11.09%	11.26%	11.82%	10.48%	10.96%
Tier 1 risk-based capital [2]		13.49%	14.08%	14.47%	12.77%	13.38%
Total risk-based capital [2]		15.24%	16.12%	16.27%	14.67%	15.05%
Tangible common equity		9.49%	9.63%	9.48%	8.02%	7.09%
Tangible equity		10.63%	11.05%	11.27%	9.85%	9.15%
Selected Information
Average common and common-equivalent shares (in thousands)		204,269	203,698	192,789	184,297	183,236
Common dividend payout ratio		14.04%	18.30%	9.56%	8.20%	4.14%
Full-time equivalent employees		10,057	10,200	10,462	10,452	10,368
Commercial banking offices		436	450	460	469	480

[1]	At year-end.

[2]	For 2016 and 2015, ratios are based on Basel III. For years prior to 2015, ratios are based on Basel I.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS
GAAP to NON-GAAP RECONCILIATIONS
This Form 10-K presents both GAAP and non-GAAP financial measures to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. The Company considers these adjustments to be relevant to ongoing operating results and provide a meaningful base for period-to-period and company-to-company comparisons. These non-GAAP financial measures are used by management to assess the performance and financial position of the Company and for presentations of Company performance to investors. The Company further believes that presenting these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management.
Non-GAAP financial measures have inherent limitations, and are not required to be uniformly applied by individual entities. Although non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP.
The following are the non-GAAP financial measures presented in this Form 10-K and a discussion of why management uses these non-GAAP measures:
Tangible Return on Average Tangible Common Equity – this schedule also includes “Net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax” and “Average tangible common equity.” Tangible return on average tangible common equity is a non-GAAP financial measure that management believes provides useful information about the Company’s use of equity. Management believes the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income.
Tangible Equity Ratio, Tangible Common Equity Ratio, and Tangible Book Value per Common Share – this schedule also includes “Tangible Equity,” “Tangible common equity,” and “Tangible Assets.” Tangible equity ratio, tangible common equity ratio, and tangible book value per common share are non-GAAP financial measures that management believes provides additional useful information about the levels of tangible assets and tangible equity between each other and in relation to outstanding shares of common stock. Management believes the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income.
Efficiency Ratio – this schedule also includes “Adjusted noninterest expense,” “Taxable-equivalent net interest income,” “Adjusted tax-equivalent revenue,” and “Adjusted pre-provision net revenue (“PPNR”).” The methodology of determining the efficiency ratio may differ among companies. Management makes adjustments to exclude certain items as identified in the subsequent schedule which management believes allows for more consistent comparability among periods. Management believes the efficiency ratio provides useful information regarding the cost of generating revenue. Adjusted noninterest expense provides a measure as to how well the Company is managing its expenses, and adjusted PPNR enables management and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The efficiency ratio and adjusted noninterest expense are the key metrics to which the Company announced it would hold itself accountable in its June 1, 2015 efficiency initiative, and to which executive compensation is tied. We show the efficiency ratio for six-month periods, in addition to other periods, in order to illustrate the trend over time as quarterly fluctuations may not be reflective of the prevailing trend and yearly results may not accurately reflect the pace of change.

Schedule 1
TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP) – ANNUAL

		Year Ended December 31,
(In millions)		2016	2015	2014
Net earnings applicable to common shareholders (GAAP)		$411.3	$246.6	$326.6
Adjustments, net of tax:
Amortization of core deposit and other intangibles		4.9	5.9	6.9
Net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP)	(a)	$416.2	$252.5	$333.5
Average common equity (GAAP)		$6,914	$6,581	$6,024
Average goodwill		(1,014)	(1,014)	(1,014)
Average core deposit and other intangibles		(13)	(21)	(31)
Average tangible common equity (non-GAAP)	(b)	$5,887	$5,546	$4,979
Tangible return on average tangible common equity (non-GAAP)	(a/b)	7.07%	4.55%	6.70%
Schedule 2
TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP) – QUARTERLY

		Three Months Ended
		December 31,	September 30,	December 31,
(In millions)		2016	2016	2015
Net earnings applicable to common shareholders (GAAP)		$125.0	$116.9	$88.2
Adjustments, net of tax:
Amortization of core deposit and other intangibles		1.2	1.2	1.4
Net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP)	(a)	$126.2	$118.1	$89.6
Average common equity (GAAP)		$6,999	$6,986	$6,766
Average goodwill		(1,014)	(1,014)	(1,014)
Average core deposit and other intangibles		(10)	(11)	(18)
Average tangible common equity (non-GAAP)	(b)	$5,975	$5,961	$5,734
Number of days in quarter	(c)	92	92	92
Number of days in year	(d)	366	366	365
Tangible return on average tangible common equity (non-GAAP)	(a/b/c*d)	8.40%	7.88%	6.20%
Schedule 3
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(In millions)		December 31,
		2016	2015	2014
Total shareholders’ equity (GAAP)		$7,634	$7,507	$7,370
Goodwill		(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(8)	(16)	(26)
Tangible equity (non-GAAP)	(a)	6,612	6,477	6,330
Preferred stock		(710)	(829)	(1,004)
Tangible common equity (non-GAAP)	(b)	$5,902	$5,648	$5,326
Total assets (GAAP)		$63,239	$59,665	$57,203
Goodwill		(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(8)	(16)	(26)
Tangible assets (non-GAAP)	(c)	$62,217	$58,635	$56,163
Common shares outstanding	(d)	203	204	203
Tangible equity ratio	(a/c)	10.63%	11.05%	11.27%
Tangible common equity ratio	(b/c)	9.49%	9.63%	9.48%
Tangible book value per common share	(b/d)	$29.06	$27.63	$26.23

Schedule 4
EFFICIENCY RATIO

		Six Months Ended		Twelve Months Ended
(In thousands)		December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Noninterest expense (GAAP)[1]	(a)	$807,807	$788,633	$1,585,274	$1,580,607
Adjustments:
Severance costs		977	7,045	4,649	11,005
Other real estate expense, net		259	(576)	(1,597)	(647)
Provision for unfunded lending commitments		131	(5,123)	(9,927)	(6,238)
Debt extinguishment cost		—	135	353	2,530
Amortization of core deposit and other intangibles		3,860	4,571	7,853	9,247
Restructuring costs		3,639	2,407	4,682	3,852
Total adjustments	(b)	8,866	8,459	6,013	19,749
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$798,941	$780,174	$1,579,261	$1,560,858
Net interest income (GAAP)	(d)	$949,657	$874,210	$1,867,348	$1,715,260
Fully taxable-equivalent adjustments	(e)	13,865	9,352	25,329	17,898
Taxable-equivalent net interest income (non-GAAP)[1]	(d+e)=(f)	963,522	883,562	1,892,677	1,733,158
Noninterest income (GAAP)[2]	(g)	273,131	244,585	515,609	357,241
Combined income	(f+g)=(h)	1,236,653	1,128,147	2,408,286	2,090,399
Adjustments:
Fair value and nonhedge derivative income (loss)		6,701	(867)	2,206	(111)
Equity securities gains, net		5,009	3,683	7,168	11,875
Fixed income securities gains (losses), net		49	(60)	102	(138,735)
Total adjustments	(i)	11,759	2,756	9,476	(126,971)
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$1,224,894	$1,125,391	$2,398,810	$2,217,370
Pre-provision net revenue (PPNR) as reported	(h)-(a)	$428,846	$339,514	$823,012	$509,792
Adjusted PPNR (non-GAAP)	(j-c)	425,953	345,217	819,549	656,512
Efficiency ratio (non-GAAP)	(c/j)	65.2%	69.3%	65.8%	70.4%
1These adjustments are made for investments and loans that are tax-exempt in order to provide comparability of revenue to taxable investments.
2In the first quarter of 2016, to be consistent with industry practice, the Company reclassified its bankcard rewards expense from “Other” noninterest expense to “Other service charges, commissions and fees” in noninterest income in order to offset this expense against the associated revenue. Prior period amounts have been reclassified to reflect this change.
Company Overview
Zions Bancorporation (“the Parent”) and its subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) together comprise a $63 billion financial holding company headquartered in Salt Lake City, Utah. The Company is considered a “systemically important financial institution” under the Dodd-Frank Act.

•	As of December 31, 2016, the Company was the 19th largest domestic bank holding company in terms of deposits and is included in the Standard and Poor’s (“S&P”) 500 and NASDAQ Financial 100 indices.

•
At December 31, 2016, the Company had banking operations through 436 domestic branches in eleven Western and Southwestern states. Additionally, the Company currently has, and continues to develop both online and mobile digital capabilities that create the experience and functionality its customers prefer. Revenues and profits are primarily derived from commercial customers and the Company also emphasizes mortgage banking, wealth management and brokerage services.

•	The long-term strategy of the Company is driven by four key factors:

◦	We focus our banking business in geographies representing growth markets in the Western United States.

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

◦	We centralize or oversee centrally many non-customer-facing operations, such as risk and capital management, and technology and back-office operations.

•
During 2016, we took further significant actions to positively improve the Company’s risk profile, including purchasing HQLA securities, reducing long-term debt and preferred stock, and reducing our oil and gas-related credit exposure. We also took actions to increase the return on and of capital to shareholders including increasing the common dividend from $0.06 per share per quarter to $0.08 per share per quarter, and commencing a stock buyback program that resulted in repurchases of $90 million of common stock during 2016.

•
In December 2015, the Company consolidated its various banking charters into a single charter in order to simplify the corporate structure and remove associated costs; however, we continue to emphasize our locally-oriented leadership structure and the power of our strong local brands in each market we serve.

•	The Company’s various measures of capital and liquidity generally rank within the top quartile of regional bank peers.
RESULTS OF OPERATIONS
Executive Summary
The Company reported net earnings applicable to common shareholders for 2016 of $411.3 million or $1.99 per diluted common share compared with $246.6 million or $1.20 per diluted common share for 2015. The improved financial performance reflects revenue growth and tight expense control. Net income increased in 2016 primarily due to a $136.8 million pre-tax loss recognized from the 2015 sale of the Company’s remaining collateralized debt (“CDO”) portfolio, as the Company sold these non-core assets. This increase was partially offset by a $52.7 million, or 132%, increase in the provision for loan losses during 2016. Adjusting for the loss on the CDO portfolio, net earnings applicable to common shareholders increased by approximately $80 million in 2016 compared with 2015. The increase was driven by higher net interest income due to the Company’s redeployment of funds from lower-yielding money market investments into higher-yielding loans and agency securities coupled with a decrease in interest paid on long-term debt. Additionally, other service charges, commissions and fees increased by $20.8 million, or 11.1%, in 2016. These increases improved the Company’s operating leverage. Pre-provision net revenue (“PPNR”) as reported was $823.0 million in 2016, up 61.4% from $509.8 million in 2015; and adjusted PPNR was $819.5 million, up 24.8% from $656.5 million in 2015. See “GAAP to Non-GAAP Reconciliations” on page 28 for more information regarding the calculation of adjusted PPNR and why management uses this non-GAAP measure.
Performance Against Previously Announced Initiatives
Efficiency Initiatives
In June 2015 we announced some major restructuring changes and several key financial targets. Following are the targeted financial performance outcomes of these organizational changes, and associated operational and technological initiatives, with some brief comments regarding current performance against these measures:

•
Achieve an adjusted efficiency ratio in the low 60s by fiscal year 2017, driven by expense and revenue initiatives detailed below; the announced target assumes a slight increase in interest rates. Our adjusted efficiency ratio for the last six months of 2016 was 65.2%, a 409 bps improvement over the same prior year period. The full-year 2016 ratio was 65.8%, which met our goal to keep the efficiency ratio under 66% for the year, compared to 70.4% for 2015. We show the efficiency ratio for six-month periods, in addition to other periods, in order to illustrate the trend over time as quarterly fluctuations may not be reflective of the prevailing trend and yearly results may not accurately reflect the pace of change. Management’s incentive compensation is tied to its efficiency initiative and key profitability metrics. Elevated third and fourth quarter noninterest expenses directly resulted in management incentive compensation that was less than planned for those quarters in 2016. As previously communicated, we are committed to achieving an efficiency ratio in the low 60s in 2017. See “GAAP to Non-GAAP Reconciliations” on page 28 for more information regarding the calculation of the adjusted efficiency ratio and why management uses this non-GAAP measure.

•
Increase returns on tangible common equity to over ten percent. For the fourth quarter of 2016, the tangible return on average tangible common equity was 8.4%, compared with 6.2% for the same prior year period and 7.1% for all of 2016, compared with 4.6% for 2015. This increase demonstrates our commitment to improving profitability, as we continue to work towards achieving our goal within the next few years. See “GAAP to Non-GAAP Reconciliations” on page 28 for more information regarding the calculation of the tangible return on average tangible common equity and why management uses this non-GAAP measure.

•
Maintain adjusted noninterest expense below $1.58 billion in 2016 (decreased by $20 million from the original $1.6 billion target due to an accounting adjustment made in the first quarter of 2016) and increasing somewhat in 2017; this target excludes those same expense items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 28 for more information regarding the calculation of the efficiency ratio). Adjusted noninterest expense was $1,579 million in 2016 and $1,561 million in 2015, meeting our targets for both years.

•
Achieve annual gross pretax cost savings of $120 million from operational expense initiatives by fiscal year 2017, which include overhauling technology, consolidating legal charters, and improving operating efficiency across the Company. At year-end 2016, we had achieved approximately 85% of the target, and expect to achieve cost savings in excess of the initial target of $120 million.

Our initiatives are designed to make the Company a more efficient organization that drives positive operating leverage, simplify the corporate structure and operations, and improve customer experience. The increase in operating leverage is evident through increased revenue from growth in loans, deployment of cash to mortgage-backed securities, improvement in core fee income, and disciplined expense management.
Core Transformation Project Update
We previously announced that we had started a project to replace our core loan and deposit banking systems (“Core Transformation Project”). The timing of the project implementation has been delayed as a result of other corporate initiatives, such as the completion of our banking charter consolidation, centralization of loan operations, and deposit product simplification. We expect to complete the first phase of this three-phase project in mid-2017. As of December 31, 2016, the Company had $93 million of capitalized expenses associated with the Core Transformation Project.
Risk Management Actions in 2016
During 2016, we continued to make significant changes to the Company’s balance sheet, which contributed to overall changes in its risk profile. The restructuring included the following actions:

•
We improved our earning asset mix with the purchase of HQLA securities of $7.0 billion while reducing our asset sensitivity. This boosted current earnings significantly as compared to the alternative of holding the deposits in cash. This action also should improve the Company’s revenue stability under stressful economic conditions.

•	We reduced long-term debt by $278 million, or 34%, which reduced interest expense, and successfully tendered for $119 million of preferred stock which improved net earnings to common shareholders.

•	Oil and gas-related credit exposure was reduced by approximately $900 million, or 19%, during 2016.

•	We revised our concentration limits in the CRE portfolio to reduce credit risk across geographies, while allowing targeted growth opportunities at our affiliates.

Areas Experiencing Strength in 2016
Net interest income, which is more than three-quarters of our revenue, improved by $152.1 million compared with 2015. The increase in net interest income was due to our efforts to change the mix of interest-earning assets from lower-yielding money market investments into higher-yielding loans and investment securities and our efforts to reduce interest expense related to long-term debt. The average investments securities portfolio grew $4.5 billion compared with 2015, which resulted in an increase of $85.2 million in taxable equivalent interest income over the same period. We also incurred $32.1 million less in interest expense on long-term debt due to $278 million of redemptions at maturity and the early calls of our remaining trust preferred securities.
Some of the same factors that led to an increase in net interest income also helped improve net interest margin (“NIM”) between 2016 and 2015, which was 3.37% and 3.19% respectively. The year-end increase in the federal funds target rate occurred too late to impact the NIM in 2016, but we expect to benefit from this increase in 2017.
Adjusted PPNR of $819.5 million in 2016 was up $163.0 million from 2015. This increase reflects operating leverage improvement resulting from loan growth, a more profitable earning assets mix, and controlled core operating expenses. PPNR improvements during 2016 have driven an improvement in the Company’s efficiency ratio from 70.4% in 2015 to 65.8% in 2016.
Noninterest income from customer-related fees increased approximately 7% in 2016 from the prior year period, in response to increased Company efforts to provide additional value and services to our customers. This increase was mainly due to increased credit card transaction volume, fees generated on sales of swaps to clients used to hedge interest rate risk, and trust and wealth management income.
We successfully completed a tender offer for preferred stock, reducing preferred equity by $119 million. Our 2016 capital plan, which runs through the second quarter of 2017, allows for additional redemptions of up to $144 million of our preferred stock through the second quarter of 2017.
Areas Experiencing Challenges in 2016
Net loans and leases increased $2.0 billion or 4.9% during 2016, driven largely by increases of $808 million in CRE term and $509 million in consumer 1-4 family residential loans. Loan growth was strong for the first half of 2016, and although loan production continued during the second half of 2016, increased amounts of paydowns and prepayments resulted in a net increase of only $148 million, or an annualized 0.7% growth rate for the second half of 2016. Loan growth was also partially offset by the continued reduction in our National Real Estate loan portfolio, which declined by $335 million during 2016, and a decline of $464 million in our oil and gas-related loan balances during 2016.
Credit quality in our total loan portfolio was generally strong. As expected, however, the credit quality of our oil and gas-related portfolio deteriorated throughout most of the year. In the oil and gas-related portfolio, $66 million of loans were not accruing at December 31, 2015, compared with $294 million at December 31, 2016. In the fourth quarter of 2016, several credit metrics improved in the oil and gas-related portfolio, including a decrease in nonaccrual loans of $52 million and a decrease in criticized loans of $152 million. Our total oil and gas-related credit exposure declined to $3.9 billion, a reduction of approximately $900 million, or 19% during 2016. Oil and gas-related loans represented 5% of the total loan portfolio at December 31, 2016.
Areas of Focus for 2017
In 2017, we are focused on the ongoing initiatives related to Company profitability and returns on equity. Major areas of emphasis include the following:

•	Achieve positive operating leverage

◦	Maintain annual mid-single digit loan growth rates while maintaining strong CRE concentration limits

◦	Moderately reduce the Company’s interest rate sensitivity

▪	Purchase medium duration securities with limited duration extension risk

▪	Increase market share in residential mortgage

◦	Maintain mid-single digit growth rates in customer-related fee income

◦	Maintain strong expense controls: we expect noninterest expense to increase between 2% and 3% in 2017 as compared to 2016, while continuing to invest substantially in our technology initiatives

◦	Maintain continued alignment of compensation expense to profitability improvement objectives

•	Implement technology upgrade strategies

•	Increase the return on and of capital

◦	Improvements in operating leverage lead to stronger returns on capital

◦	Improvements to risk profile and risk management expected to lead to increasing returns of capital

◦	Repurchase up to $180 million of common equity from the beginning of the third quarter of 2016 to the end of the second quarter of 2017

▪	Completed $90 million in the second half of 2016 and $45 million in the first quarter of 2017 (as allowed by the CCAR process)

▪	Shares repurchased under the 2016 capital plan equaled 3.9 million, or approximately 1.9% of shares outstanding (based upon June 2016 period end shares outstanding)

◦	Reduce preferred equity by up to $144 million by the end of the second quarter of 2017

•	Execute on our Community Bank Model – doing business on a “local” basis
Schedule 5 presents the key drivers of the Company’s performance during 2016 and 2015.
Schedule 5
KEY DRIVERS OF PERFORMANCE
2016 COMPARED TO 2015

Driver	2016	2015	Change better/(worse)

	(In billions)
Average net loans and leases	$42.1	$40.2	5%
Average money market investments	3.7	8.3	(55)
Average total securities	10.3	5.8	78
Average noninterest-bearing deposits	22.5	21.4	5
Average total deposits	50.6	48.6	4
	(In millions)
Net interest income	$1,867.4	$1,715.3	9%
Provision for loan losses	92.8	40.0	(132)
Noninterest income	515.6	357.2	44
Customer-related fee income [1]	473.5	442.9	7
Noninterest expense	1,585.3	1,580.6	—
Net interest margin	3.37%	3.19%	18 bps
Nonaccrual loans [2]	569	350	(63)%
Ratio of net charge-offs to average loans and leases	0.31%	0.10%	(21) bps
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned [2]	1.34%	0.87%	(47) bps
Ratio of total allowance for credit losses to net loans and leases outstanding	1.48%	1.68%	20 bps
1 Includes the following income statement line items: service charges and fees on deposit accounts, other service charges, commissions and fees, wealth management income, capital markets and foreign exchange, and loan sales and servicing income.
2 Includes loans held for sale.

Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of our revenue. For 2016, taxable-equivalent net interest income was $1,893 million, compared with $1,733 million and $1,696 million, in 2015 and 2014, respectively. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all years presented.
Net interest margin in 2016 vs. 2015
The NIM was 3.37% and 3.19% for 2016 and 2015, respectively. Market trends and competitive pricing have led to generally flat or lower yields across loans and investments in 2016 compared with 2015. These yield adjustments were offset by changes in the Company’s asset mix, which in 2016 became less concentrated in lower-yielding money market investments, and more focused on higher-yielding agency securities and loans. Further contributing to the improvement was a decline in the Company’s cost of funds, due to higher amounts of noninterest-bearing deposits and tender offers, early calls and maturities of higher-rate debt, including the remaining trust preferred securities.
Our average loan portfolio was $1.9 billion higher during 2016, compared with 2015, although the average interest rate earned on the loan portfolio was 8 bps lower than it was in 2015 due to a continuation of competitive pricing pressure and depressed interest rates. The larger average loan base generated an additional $44.3 million of taxable-equivalent interest income during the year. The largest average growth in 2016 was in the CRE portfolio, which also saw the average yield decline by 22 bps. The decline in loan yields occurred as new loans were originated or existing loans reset or were modified. The steepening of the yield curve that occurred late in 2016 did not have a significant impact on our year-end results, but we do expect to see improvement in yields in 2017 on new originations, modifications, and renewals, and when existing variable-rate loans reset, assuming the rate increases are maintained. See “Interest Rate and Market Risk Management” on page 68 for further information regarding our interest rate sensitivity.
At December 31, 2016 and 2015, the carrying value of our purchased credit-impaired (“PCI”) loans from the FDIC was $77 million and $125 million, respectively. The accretion recognized in interest income from these loans was $24.6 million in 2016, compared with $39.8 million in 2015. We expect the interest income from these loans will decrease as these balances continue to decline. See Note 6 of the Notes to Consolidated Financial Statements for additional information.
The average balance of AFS securities for 2016 increased by $4.4 billion or 84.3%, compared with 2015, and the average yield was flat at 1.93%. Average balances of money market investments over the same period declined $4.6 billion, with an average yield during 2016 of 0.59%. The result of the change in asset mix between these two categories of investments improved taxable-equivalent interest income by $82.6 million. During 2016 we continued to purchase U.S. agency pass-through securities in order to alter the mix of our interest-earning assets that began in the second half of 2014.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised 44.4% of average total deposits for 2016, compared to 43.9% for 2015. Average interest-bearing deposit balances increased by 3.2% in 2016 compared with 2015; additionally, the rate paid was flat at 18 bps. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to borrower deposits, particularly noninterest-bearing deposits, that provide us with a low cost of funds and have a positive impact on our NIM. A significant decrease in the amount of noninterest-bearing deposits would likely have a negative impact on our NIM.
The average balance of long-term debt was $313 million lower for 2016 compared with 2015. The reduced balance was the result of tender offers, early calls and maturities. The average interest rate on long-term debt for 2016 decreased by 157 bps compared with 2015. This is due to the maturity of higher cost long-term debt in the latter part of 2015, which had a greater impact on the average rate during 2016. Despite $153 million of long-term debt that will mature in March of 2017, our cost of funding may increase as we continue to increase the size of our balance sheet through the use of wholesale funding, but we do not anticipate that this would have a significantly adverse effect on the Company’s liquidity position. For a summary of the tender offers, early calls and maturities that occurred during 2016 see Note 12 of the Notes to Consolidated Financial Statements. We continue to look for opportunities to manage down the cost of funds. Refer to the “Liquidity Risk Management” section beginning on page 72 for more information.
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
At December 31, 2015 and 2014, the carrying value of our PCI loans from the FDIC was $125 million and $179 million, respectively. The accretion recognized in interest income from these loans was $39.8 million in 2015, compared with $58.4 million in 2014. See Note 6 of the Notes to Consolidated Financial Statements for additional information.
The average balance of available-for-sale (“AFS”) securities for 2015 increased by $1.7 billion or 49.2%, compared with 2014, and the average yield in 2015 was 24 bps lower than in 2014. The decline in the average yield and the changes in the average balance are a result of changes in the composition of the AFS portfolio and the yields of the securities sold and purchased. Beginning in the second half of 2014 we started purchasing U.S. agency pass-through securities in order to increase our holdings of HQLA and to alter the mix of our interest-earning assets. These increases were partially offset by CDO sales and paydowns.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised 43.9% of average total deposits for 2015, compared to 42.4% for 2014. Average interest-bearing deposit balances increased by 2.3% in 2015 compared with 2014; additionally, the rate paid declined by 1 bps to 18 bps.
The average balance of long-term debt was $790 million lower for 2015 compared to 2014. The reduced balance was the result of tender offers, early calls and maturities. The average interest rate on long-term debt for 2015 decreased by 8 bps compared to 2014. This is due to the maturity of higher cost long-term debt in the latter part of 2015. On September 15, 2015 and November 16, 2015, respectively, there was $112 million of 6.0% and $124 million of 5.5% subordinated and convertible debt notes that matured. The total effective cost of this debt was approximately 15% during 2015. The higher effective cost for the debt that matured was due to the amortization of debt discount.
During 2015, most of our cash in excess of that needed to fund earning assets was held in money market investments, primarily deposits with the Federal Reserve Bank. Average money market investments were 15.2% of total interest-earning assets, compared with 15.8% in the prior year.
See “Interest Rate and Market Risk Management” on page 68 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.
Interest rate spreads
The spread on average interest-bearing funds was 3.22% for 2016, and 2.99% for both 2015 and 2014. The spreads on average interest-bearing funds for 2016 and 2015 were affected by the same factors that had an impact on the NIM.

We expect the mix of interest-earning assets to continue to change over the next several quarters due to solid consumer loan growth, accompanied by moderate growth in CRE term loans, and non-oil and gas-related C&I loans. We anticipate this growth will be partially offset by continued reduction in the NRE and oil and gas-related portfolios, which we expect to decline at a slower rate than in 2016.
We are continuing to invest in short-to-medium duration U.S. agency pass-through securities. These investments are reducing the proportion of earning assets in money market investments, and increasing the proportion of AFS securities. We may choose to fund future purchases of these investments without using cash on hand, and such purchases would consequently deliver a reduced spread. Average yields on the loan portfolio may continue to experience modest downward pressure due to competitive pricing and growth in lower-yielding residential mortgages; however, we expect average yields on the loan portfolio to benefit from recent rate rises.
We expect to remain “asset-sensitive” (which refers to net interest income increasing as a result of a rising interest rate environment) with regard to interest rate risk. In response to liquidity management and liquidity stress-testing regulations, which elevate, relative to historic levels, the proportion of HQLA we are required to hold, in the second half of 2014 we began deploying cash into short-to-medium duration U.S. agency pass-through securities. During 2016, we purchased HQLA securities of $7.0 billion at amortized cost, increasing HQLA securities by $5.0 billion after paydowns and payoffs during the year. In the first quarter of 2017, we expect to continue to purchase securities at a similar pace to the purchases in the fourth quarter of 2016, at which point we will be near our targeted balance for the investment securities portfolio. These purchases are expected to somewhat reduce our asset sensitivity compared with previous periods.
Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, which are a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience due to the prolonged period of very low interest rates. Further detail on interest rate risk is discussed in “Interest Rate Risk” on page 68.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

Schedule 6
DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY
AVERAGE BALANCE SHEETS, YIELDS AND RATES

	2016			2015
(In millions)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$3,664	$21.7	0.59%	$8,252	$23.2	0.28%
Securities:
Held-to-maturity	675	29.7	4.40	581	29.5	5.08
Available-for-sale	9,546	184.1	1.93	5,181	100.0	1.93
Trading account	83	3.1	3.76	64	2.2	3.46
Total securities	10,304	216.9	2.11	5,826	131.7	2.26
Loans held for sale	140	4.7	3.36	125	4.5	3.61
Loans and leases [2]
Commercial	21,748	913.0	4.20	21,419	903.2	4.22
Commercial Real Estate	11,131	472.0	4.24	10,178	453.5	4.46
Consumer	9,183	351.3	3.83	8,574	335.3	3.91
Total Loans and leases	42,062	1,736.3	4.13	40,171	1,692.0	4.21
Total interest-earning assets	56,170	1,979.6	3.52	54,374	1,851.4	3.40
Cash and due from banks	675			642
Allowance for loan losses	(601)			(607)
Goodwill	1,014			1,014
Core deposit and other intangibles	13			21
Other assets	2,779			2,601
Total assets	$60,050			$58,045
LIABILITIES
Interest-bearing deposits:
Saving and money market	$25,672	37.4	0.15	$24,619	38.8	0.16
Time	2,333	11.5	0.49	2,274	9.8	0.43
Foreign	128	0.3	0.28	379	0.7	0.18
Total interest-bearing deposits	28,133	49.2	0.18	27,272	49.3	0.18
Borrowed funds:
Federal funds purchased and other short-term borrowings	456	1.2	0.27	235	0.4	0.14
Long-term debt	703	36.5	5.18	1,016	68.5	6.75
Total borrowed funds	1,159	37.7	3.25	1,251	68.9	5.48
Total interest-bearing liabilities	29,292	86.9	0.30	28,523	118.2	0.41
Noninterest-bearing deposits	22,462			21,366
Other liabilities	625			592
Total liabilities	52,379			50,481
Shareholders’ equity:
Preferred equity	757			983
Common equity	6,914			6,581
Controlling interest shareholders’ equity	7,671			7,564
Noncontrolling interests	—			—
Total shareholders’ equity	7,671			7,564
Total liabilities and shareholders’ equity	$60,050			$58,045
Spread on average interest-bearing funds			3.22			2.99
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,892.7	3.37		$1,733.2	3.19
1 Taxable-equivalent rates used where applicable. See “GAAP to Non-GAAP Reconciliations” on page 28 for more information regarding taxable-equivalent net interest income.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

2014			2013			2012
Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

$8,215	$21.4	0.26%	$8,850	$23.4	0.26%	$7,931	$21.1	0.27%

609	32.1	5.27	762	37.4	4.91	774	42.3	5.47
3,472	75.3	2.17	3,107	72.2	2.32	3,047	94.2	3.09
61	2.0	3.22	32	1.1	3.29	24	0.7	3.13
4,142	109.4	2.64	3,901	110.7	2.84	3,845	137.2	3.57
128	4.6	3.63	147	5.3	3.64	186	6.6	3.53

21,125	922.6	4.37	20,186	940.8	4.66	19,394	991.6	5.11
10,337	483.7	4.68	10,386	556.4	5.36	10,533	575.6	5.47
8,060	327.5	4.06	7,537	320.4	4.25	7,110	325.0	4.57
39,522	1,733.8	4.39	38,109	1,817.6	4.77	37,037	1,892.2	5.11
52,007	1,869.2	3.59	51,007	1,957.0	3.84	48,999	2,057.1	4.20
894			1,014			1,101
(690)			(830)			(986)
1,014			1,014			1,015
31			44			60
2,626			2,683			3,077
$55,882			$54,932			$53,266

$23,532	37.0	0.16	$22,891	39.8	0.17	$22,061	52.3	0.24
2,490	11.5	0.46	2,792	15.8	0.57	3,208	23.1	0.72
642	1.2	0.18	1,662	3.3	0.20	1,493	4.7	0.31
26,664	49.7	0.19	27,345	58.9	0.22	26,762	80.1	0.30

223	0.3	0.11	278	0.3	0.11	499	1.4	0.28
1,803	123.0	6.82	2,264	185.9	8.21	2,221	225.2	10.14
2,026	123.3	6.06	2,542	186.2	7.29	2,720	226.6	8.29
28,690	173.0	0.60	29,887	245.1	0.82	29,482	306.7	1.04
19,610			17,974			16,669
554			583			604
48,854			48,444			46,755

1,004			1,360			1,768
6,024			5,130			4,745
7,028			6,490			6,513
—			(2)			(2)
7,028			6,488			6,511
$55,882			$54,932			$53,266
		2.99			3.02			3.16
	$1,696.2	3.26		$1,711.9	3.36		$1,750.4	3.57

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
Schedule 7
ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2016 over 2015			2015 over 2014
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments	$(12.9)	$11.4	$(1.5)	$0.1	$1.7	$1.8
Securities:
Held-to-maturity	4.1	(3.9)	0.2	(1.4)	(1.2)	(2.6)
Available-for-sale	84.1	—	84.1	33.0	(8.3)	24.7
Trading account	0.7	0.2	0.9	—	0.2	0.2
Total securities	88.9	(3.7)	85.2	31.6	(9.3)	22.3
Loans held for sale	0.5	(0.3)	0.2	(0.1)	—	(0.1)
Loans and leases[2]
Commercial	13.4	(3.6)	9.8	11.7	(31.1)	(19.4)
Commercial Real Estate	40.5	(22.0)	18.5	(7.5)	(22.7)	(30.2)
Consumer	22.9	(6.9)	16.0	20.1	(12.3)	7.8
Total loans and leases	76.8	(32.5)	44.3	24.3	(66.1)	(41.8)
Total interest-earning assets	153.3	(25.1)	128.2	55.9	(73.7)	(17.8)
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	0.5	(1.9)	(1.4)	1.2	0.6	1.8
Time	0.2	1.5	1.7	(0.9)	(0.8)	(1.7)
Foreign	(0.5)	0.1	(0.4)	(0.5)	—	(0.5)
Total interest-bearing deposits	0.2	(0.3)	(0.1)	(0.2)	(0.2)	(0.4)
Borrowed funds:
Federal funds purchased and other short-term borrowings	0.4	0.4	0.8	—	0.1	0.1
Long-term debt	(16.1)	(15.9)	(32.0)	(53.0)	(1.5)	(54.5)
Total borrowed funds	(15.7)	(15.5)	(31.2)	(53.0)	(1.4)	(54.4)
Total interest-bearing liabilities	(15.5)	(15.8)	(31.3)	(53.2)	(1.6)	(54.8)
Change in taxable-equivalent net interest income	$168.8	$(9.3)	$159.5	$109.1	$(72.1)	$37.0
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
Provision for Credit Losses
The provision for credit losses is the combination of both the provision for loan losses and the provision for unfunded lending commitments. The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the ALLL at an adequate level based on the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments (“RULC”) at an adequate level based on the inherent risks associated with such commitments. In determining adequate levels of the ALLL and RULC, we perform periodic evaluations of our various loan portfolios, the levels of actual charge-

offs, credit trends, and external factors. See Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 55 for more information on how we determine the appropriate level for the ALLL and the RULC.
The provision for loan losses was $92.8 million in 2016, compared with $40.0 million in 2015. The $52.8 million increase in provision for loan losses during 2016 is due to incurred losses in the oil and gas-related portfolio. Net charge-offs for the total loan portfolio were $131 million in 2016, compared with $39 million in 2015. Only $1 million of 2016 net charge-offs were attributed to loans outside of the oil and gas-related portfolio.
The credit quality for the total loan portfolio experienced some deterioration during 2016. As expected, the credit quality for the oil and gas-related portfolio, which represents 5% of our total loan portfolio, declined during 2016; however, we did experience improvements in credit quality metrics in this portfolio during the fourth quarter of 2016. See “Oil and Gas-Related Exposure” on page 57 and “Nonperforming Assets” on page 64 for more information on the credit quality of our oil and gas-related and total loan portfolios, respectively.
The provision for unfunded lending commitments was $(9.9) million in 2016, compared with $(6.2) million in 2015. The negative provision in 2016 is primarily due to improved credit quality assessments related to these obligations for credits outside the oil and gas-related portfolio along with declining oil and gas-related exposure. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings, and changes in credit quality.
The allowance for credit losses (“ACL”), which is the combination of both the ALLL and the RULC, decreased by $48 million during 2016. Declines in credit quality and increased charge-offs in the oil and gas-related portfolio were more than offset by improvements in the rest of the loan portfolio. Further, declining oil and gas-related exposure and increasing residential real estate and CRE term exposure improved the risk profile of the portfolio.
The net charge-offs experienced in non-oil and gas-related loans (95% of total loans) were only $1 million in 2016. We believe that such levels of net charge-offs are unlikely to persist in future periods, although the level of non-oil and gas-related problem loans is not currently experiencing meaningful deterioration or negative migration. Due to active balance sheet management by our oil and gas-related borrowers and increases in oil and gas prices, the credit quality of this portfolio improved during the fourth quarter of 2016, and we expect oil and gas net charge-offs to decline in 2017, compared with 2016. As a result of the expected increase of net charge-offs in the non-oil and gas-related portfolio and the improvements in the oil and gas-related loan portfolio, we expect the provision for loan losses in 2017 to be consistent with the provision recorded in 2016.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For 2016, noninterest income was $515.6 million compared with $357.2 million in 2015 and $492.7 million in 2014. We believe a subtotal of customer-related fees provides a better view of income over which we have more direct control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives and securities gains or losses. Customer-related fees increased to $473.5 million from $442.9 million in 2015 and $428.7 million in 2014. The growth of 10.5% in two years is the result of increased focus to better evaluate the needs of customers and provide services that match those needs. In late 2014 and early 2015, we created a Chief Banking Officer position that oversees many of the fee-based businesses, added an executive director of enterprise retail banking for the organization to augment the existing structure of retail banking leaders at each of our affiliates, created a position for the director of fee income strategies, which has substantially enhanced the reporting information systems and accountability of various executives, and overhauled our approach to wealth management with new executives and substantial hiring of wealth advisors.
During 2016, much of the success in the customer-related fee income area is attributable to improved utilization of our cash management services, substantially improved usage of corporate and retail credit and debit cards, increased loan fees due in part to increased loan generation, improved sales of interest rate swaps to customers who are wishing to reduce interest rate risk for their own companies, and solid improvement in wealth management-related income.

Schedule 8 presents a comparison of the major components of noninterest income for the past three years.
Schedule 8
NONINTEREST INCOME

(In millions)	2016	Percent change	2015	Percent change	2014

Service charges and fees on deposit accounts	$171.2	1.7%	$168.4	0.1%	$168.3
Other service charges, commissions and fees	207.7	11.1	186.9	4.9	178.1
Wealth management income	37.4	19.9	31.2	2.0	30.6
Capital markets and foreign exchange	21.7	(15.6)	25.7	13.7	22.6
Loan sales and servicing income	35.5	15.6	30.7	5.5	29.1
Customer-related fees	473.5	6.9	442.9	3.3	428.7
Dividends and other investment income	24.0	(20.3)	30.1	(31.0)	43.6
Fair value and nonhedge derivative income (loss)	2.2	2,300.0	(0.1)	99.1	(11.4)
Equity securities gains, net	7.2	(39.5)	11.9	(11.9)	13.5
Fixed income securities gains (losses), net	0.1	100.1	(138.7)	(1,433.7)	10.4
Other	8.6	(22.5)	11.1	40.5	7.9
Total	$515.6	44.3	$357.2	(27.5)	$492.7
Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, and other miscellaneous fees, increased by $20.8 million compared with 2015. The main increases relate to higher credit card interchange fees, fees generated on sales of interest rate swaps to clients, and exchange and other fees. In 2015, other service charges commissions and fees increased by $8.8 million compared with 2014. The increase was primarily a result of higher interchange fees and fees generated on sales of swaps to clients, partially offset by a decline in loan fees.
During the first quarter of 2016 we reclassified bankcard rewards expense from noninterest expense into noninterest income in order to offset the associated revenue (interchange fees) to align with industry practice. This reclassification within other service charges, commission and fees lowered noninterest income in the first quarter of 2016 (and also decreased other noninterest expense by the same amount). For comparative purposes we also reclassified prior period amounts. This reclassification had no impact on net income.
Wealth management income increased by $6.2 million. Most of the change was due to trust income, with improvement in both corporate and personal trust revenue due to platform and product simplifications. Wealth management income was flat between 2015 and 2014, increasing only $0.6 million or 2.0%.
Dividends and other investment income declined by $6.1 million in 2016 compared with 2015. This was primarily due to consolidating seven banking charters into one. Our stock ownership with the Federal Home Loan Bank (“FHLB”) system has consequently decreased significantly since December 31, 2015. We expected a $7 million annual decline in FHLB dividends, though only $5 million in 2016 was realized due to the timing of the stock redemptions. The consolidation also caused an increase in the Company’s ownership of Federal Reserve stock; however, lower dividends on this stock created a further decline in dividend income. We expect these lower levels to persist through 2017. In 2015, dividends and other investment income declined by $13.5 million compared with 2014 as a result of write-downs on certain PEIs.
Loan sales and servicing income increased $4.8 million or 15.6% compared with 2015. The main driver for this increase was positive valuation adjustments on certain servicing rights. Loan sales and servicing income increased by $1.6 million, or 5.5%, in 2015 compared with 2014, but was still lower when compared to prior periods as the Company continued to retain more of its residential mortgage loan production than it had done in previous years.
In 2016 we had only $100 thousand of net gains on fixed income securities. Gains in some quarters were offset by losses in others. In 2015 we recorded a fixed income securities loss of $138.7 million compared with a gain of $10.4 million in 2014. During the second quarter of 2015, we sold the remaining portfolio of our CDO securities, or $574 million at amortized cost, and realized net losses of $137 million. The fixed income securities gain of $10.4 million in 2014 was primarily from paydowns and payoffs of the CDO securities.
Noninterest Expense
Noninterest expense increased by $4.7 million or 0.3% to $1,585.3 million in 2016, compared with $1,580.6 million in 2015 and $1,649.4 million in 2014. Expenses were essentially flat due to continued efforts to control expenses, which were partially offset by increased investment into the Company’s technology initiatives, increased FDIC premiums, and increased costs in the Company’s benefit plans.
Schedule 9 presents a comparison of the major components of noninterest expense for the past three years.
Schedule 9
NONINTEREST EXPENSE

(In millions)	2016	Percent change	2015	Percent change	2014

Salaries and employee benefits	$982.5	1.0%	$972.7	1.7%	$956.4
Occupancy, net	125.3	4.9	119.5	3.3	115.7
Furniture, equipment and software	124.7	1.2	123.2	6.9	115.3
Other real estate expense	(1.6)	(166.7)	(0.6)	50	(1.2)
Credit-related expense	25.7	(9.8)	28.5	1.4	28.1
Provision for unfunded lending commitments	(9.9)	(59.7)	(6.2)	27.9	(8.6)
Professional and legal services	55.1	9.3	50.4	(23.6)	66.0
Advertising	22.1	(12.6)	25.3	0.8	25.1
FDIC premiums	39.7	15.4	34.4	6.8	32.2
Amortization of core deposit and other intangibles	7.8	(16.1)	9.3	(14.7)	10.9
Debt extinguishment cost	0.4	(84.0)	2.5	(94.4)	44.4
Other	213.5	(3.7)	221.6	(16.4)	265.1
Total	$1,585.3	0.3	$1,580.6	(4.2)	$1,649.4
Salaries and employee benefits increased by $9.8 million, or 1.0%, in 2016 compared with 2015, as illustrated in Schedule 10. Base salaries were flat between the years. Although we had over $6 million less in severance expense in 2016, major systems projects led to continued headcount increases in more highly compensated roles than those where reductions have occurred. Bonus expense increased because specific employees met targets in Company approved defined plans, although elevated third and fourth quarter noninterest expenses directly resulted in management incentive compensation that was less than planned for those quarters in 2016. Employee benefits expense increased in 2016 due to higher costs in the Company’s self-funded medical plans as well as higher than expected retirement expense due to several large lump-sum payouts during the year. Salaries and employee benefits increased by 1.7% in 2015 compared with 2014 due to similar reasons to those in 2016. Management’s incentive compensation is tied to its efficiency initiative and key profitability metrics.

Schedule 10
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2016	Percent change	2015	Percent change	2014

Salaries and bonuses	$831.6	0.4%	$828.5	1.8%	$814.2
Employee benefits:
Employee health and insurance	62.0	6.7	58.1	7.8	53.9
Retirement	35.8	7.2	33.4	(4.6)	35.0
Payroll taxes and other	53.1	0.8	52.7	(1.1)	53.3
Total benefits	150.9	4.6	144.2	1.4	142.2
Total salaries and employee benefits	$982.5	1.0	$972.7	1.7	$956.4
Full-time equivalent employees at December 31	10,057	(1.4)	10,200	(2.5)	10,462
Occupancy expense increased $5.8 million, or 4.9% in 2016 compared with 2015. The increase was due to a combination of small items including higher rent expense, lease depreciation, and building security. Occupancy expense increased $3.8 million in 2015, compared with 2014.
FDIC premiums increased by $5.3 million, or 15.4%, in 2016 compared with 2015 due to a higher deposit base and the surcharge introduced by the FDIC in 2016. The FDIC approved a change in deposit insurance assessments due to the Dodd-Frank Act. The increased premiums were effective for the last six months of 2016, though this has been somewhat offset by a reduction in the Company’s overall rate resulting from the consolidation of the individual bank charters and attempts to lower the risk profile of the Bank. Premiums increased by $2.2 million, or 6.8%, in 2015 compared with 2014.
Other noninterest expense decreased by $8.1 million in 2016 compared with 2015, and by $43.5 million in 2015 compared with 2014. The change was driven primarily by lower legal expenses and lower write-downs of the FDIC indemnification asset, as the balance of FDIC-supported loans continues to decline. In 2015 the decrease from 2014 was caused by both the FDIC asset changes and an increased amount of insurance recoveries over the prior year. Please refer to our previous discussion in the noninterest income section around bankcard rewards reclassification activities in the first quarter of 2016 for additional explanation of changes in this line item.
In 2016, we held adjusted noninterest expense below $1.58 billion, and we expect an increase of between 2% and 3% in 2017. The expense items we exclude from noninterest expense to arrive at adjusted noninterest expense are the same as those excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 28 for more information regarding the calculation of the efficiency ratio).
Income Taxes
Income tax expense was $235.9 million in 2016, $142.4 million in 2015, and $223.0 million in 2014. Our effective income tax rates, including the effects of noncontrolling interests, were 33.5% in 2016, 31.5% in 2015, and 35.9% in 2014. The tax expense rates for all tax years were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance. Further, the tax rate in 2015 decreased significantly as a result of the Company’s investments in alternative energy and technology initiatives. The Company continued to invest in technology initiatives and increased investment in municipal securities during 2016, generating tax credits and nontaxable income that benefited the tax rate.
We had a net DTA balance of $250 million at December 31, 2016, compared with $203 million at December 31, 2015. The increase in the net DTA resulted primarily from items related to fair value adjustments on securities and a decrease in the deferred tax liabilities related to the debt exchange from 2009.
We did not record any additional valuation allowance for GAAP purposes as of December 31, 2016. See Note 14 of the Notes to Consolidated Financial Statements and “Critical Accounting Policies and Significant Estimates” on page 81 for additional information.

Preferred Stock Dividends and Redemption
In 2016 we incurred preferred stock dividends of $48.0 million, a decrease of $14.9 million from 2015. In 2015 we incurred preferred stock dividends of $62.9 million, a decrease of $9.0 million from 2014. We completed a tender offer in the fourth quarter of 2015 to purchase $176 million of our Series I preferred stock. We also completed a tender offer in the second quarter of 2016 to purchase $119 million of preferred stock. As a result of the preferred stock redemption in 2016, preferred dividends are expected to be $10.4 million for the first quarter of 2017 and $12.4 million for the second quarter of 2017. Our preferred stock may decrease further if we redeem $144 million of preferred equity, as authorized by our 2016 capital plan. See further details in Note 13 of the Notes to Consolidated Financial Statements.
BUSINESS SEGMENT RESULTS
Following the close of business on December 31, 2015, we completed the merger of our subsidiary banks with Zions First National Bank. Subsequently, Zions First National Bank changed its legal name to ZB, National Association. We continue to manage our banking operations under our existing brand names and business segments, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. Performance assessment and resource allocation are based upon this geographical structure.
As discussed in the “Executive Summary” on page 31, most of the lending and other decisions affecting customers are made at the local level. The accounting policies of the individual segments are the same as those of the Company. We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. Due to the charter consolidation, we have moved to an internal Funds Transfer Pricing (“FTP”) allocation system to report results of operations for business segments. This process continues to be refined.
The operating segment identified as “Other” includes the Parent, Zions Management Services Company (which was merged into Zions First National Bank on December 31, 2015), certain nonbank financial service subsidiaries, and eliminations of transactions between segments. Due to the ongoing centralization of back-office functions that continued throughout 2016, a higher level of expenses than normal was retained in the Other segment. The Parent’s operations are significant to the Other segment. The Company’s net interest income is substantially affected by the Parent’s interest expense on long-term debt. The Parent’s financial statements in Note 23 provide more information about the Parent’s activities.
The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment. Total loans and deposits presented for the banking segments do not include intercompany amounts between banking segments, but may include deposits with the Other segment. Prior period amounts have been reclassified to reflect these changes. Note 21 of the Notes to Consolidated Financial Statements contains selected information from the respective balance sheets and statements of income for all segments.
During 2016, our banking operations experienced improved financial performance. Common areas of financial performance experienced at various levels of the segments include:

•	increased loan balances across all geographies;

•	improvements in credit quality, which, with the exception of oil and gas-related exposures, resulted in reductions of the ALLL; and

•	growth in customer deposit balances across almost all segments.

Schedule 11
SELECTED SEGMENT INFORMATION

(In millions)	Zions Bank			Amegy			CB&T
	2016	2015	2014	2016	2015	2014	2016	2015	2014
KEY FINANCIAL INFORMATION
Total loans	$12,560	$12,232	$12,172	$10,557	$10,115	$10,077	$9,381	$8,832	$8,530
Total deposits	16,764	16,233	16,214	11,924	11,677	11,491	10,969	10,520	9,707
Income (loss) before income taxes	410.8	345.2	390.4	121.9	132.0	204.4	258.1	199.2	203.5
CREDIT QUALITY
Provision for loan losses	$(21.6)	$(28.3)	$(58.5)	$163.0	$91.3	$32.2	$(9.1)	$(4.4)	$(20.1)
Net loan and lease charge-offs	13.4	10.3	13.0	123.4	22.2	22.8	(1.3)	10.1	5.5
Ratio of net charge-offs to average loans and leases	0.11%	0.09%	0.11%	1.16%	0.22%	0.24%	(0.01)%	0.12%	0.06%
Allowance for loan losses	$145	$180	$219	$263	$223	$154	$74	$81	$96
Ratio of allowance for loan losses to net loans and leases, at year-end	1.15%	1.47%	1.80%	2.49%	2.20%	1.53%	0.79%	0.92%	1.13%
Nonperforming lending-related assets	$105.0	$108.9	$82.6	$359.6	$115.7	$78.8	$42.1	$42.3	$88.7
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.83%	0.89%	0.68%	3.39%	1.14%	0.78%	0.45%	0.48%	1.04%
Accruing loans past due 90 days or more	$9.8	$4.3	$2.2	$6.6	$2.5	$1.7	$19.1	$24.1	$24.7
Ratio of accruing loans past due 90 days or more to net loans and leases	0.08%	0.04%	0.02%	0.06%	0.02%	0.02%	0.20%	0.27%	0.29%

(In millions)	NBAZ			NSB			Vectra			TCBW
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
KEY FINANCIAL INFORMATION
Total loans	$4,292	$3,909	$3,750	$2,344	$2,285	$2,421	$2,528	$2,468	$2,320	$870	$704	$713
Total deposits	4,609	4,369	4,133	4,243	4,035	3,690	2,842	2,889	2,591	1,161	986	816
Income (loss) before income taxes	109.6	77.3	91.0	69.1	58.6	48.5	66.5	36.2	46.4	25.7	25.1	6.2
CREDIT QUALITY
Provision for loan losses	$(3.1)	$7.9	$(21.5)	$(28.4)	$(28.3)	$(20.9)	$(7.9)	$4.7	$(8.4)	$(0.2)	$(2.9)	$(0.9)
Net loan and lease charge-offs	0.2	10.1	0.4	(4.8)	(17.3)	0.2	0.3	3.7	1.0	0.2	(0.4)	(0.6)
Ratio of net charge-offs to average loans and leases	—%	0.26%	0.01%	(0.21)%	(0.74)%	0.01%	0.01%	0.16%	0.04%	0.02%	(0.05)%	(0.08)%
Allowance for loan losses	$35	$38	$40	$19	$43	$54	$25	$33	$32	$7	$8	$10
Ratio of allowance for loan losses to net loans and leases, at year-end	0.81%	0.97%	1.07%	0.81%	1.87%	2.22%	0.99%	1.34%	1.39%	0.83%	1.08%	1.42%
Nonperforming lending-related assets	$31.3	$46.8	$28.8	$19.7	$19.2	$21.2	$15.0	$22.8	$19.1	$0.2	$1.3	$6.4
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.73%	1.20%	0.77%	0.84%	0.84%	0.88%	0.59%	0.92%	0.82%	0.02%	0.18%	0.90%
Accruing loans past due 90 days or more	$—	$0.1	$0.1	$—	$—	$0.5	$0.3	$1.0	$—	$—	$—	$—
Ratio of accruing loans past due 90 days or more to net loans and leases	—%	—%	—%	—%	—%	0.02%	0.01%	0.04%	—%	—%	—%	—%

Zions Bank
Zions Bank is headquartered in Salt Lake City, Utah, and is primarily responsible for conducting operations in Utah, Idaho, and Wyoming. If it were a separately chartered bank, it would be the 2nd largest full-service commercial bank in Utah and the 3rd largest in Idaho, as measured by domestic deposits in these states.
Within Zions Bank, the National Real Estate group is a wholesale business that generally sources loans from other community banks across the country. Such loans are generally low loan-to-value owner-occupied loans, but also include non-owner-occupied CRE term loans.
Zions Bank’s income before income taxes increased by $65.6 million, or 19.0%, during 2016 primarily as a result of increases in other noninterest income and decreases in other noninterest expense. The loan portfolio increased by $328 million during 2016, which consisted of increases of $159 million in commercial loans, $49 million in CRE loans, and $120 million in consumer loans, while commercial owner-occupied loans decreased by $164 million. The decline in commercial owner-occupied loans was mainly the result of a reduction in the National Real Estate loan portfolio. The ratio of allowance for loan losses to net loans and leases decreased to 1.15% at December 31, 2016 from 1.47% at December 31, 2015. Nonperforming lending-related assets declined 3.6% from the prior year due primarily to decreases in nonaccrual loans in the commercial and industrial and commercial owner-occupied portfolios. Deposits at December 31, 2016 were 3.3% higher than at December 31, 2015.
Amegy Bank
Amegy Bank is headquartered in Houston, Texas. If it were a separately chartered bank, it would be the 9th largest full-service commercial bank in Texas as measured by domestic deposits in the state.
Amegy’s income before income taxes decreased by $10.1 million, or 7.7%, during 2016. The decline in income before income taxes is mainly due to a $71.7 million increase in the provision for loan losses, primarily for its oil and gas-related loans. See Schedule 20 and discussion of our “Oil and Gas-Related Exposure” on page 57 for more information. Despite the decline in the oil and gas-related portfolio, Amegy has been able to achieve loan portfolio growth, resulting in a $441 million increase from the prior year. During 2016, commercial loans decreased by $169 million, and CRE loans and consumer loans increased by $203 million, and $407 million, respectively. As a result of the oil and gas-related exposure, the credit quality of Amegy’s loan portfolio declined during 2016, and the ratio of ALLL net loans and leases increased to 2.49% at December 31, 2016 from 2.20% a year earlier. During 2016, nonperforming lending-related assets increased $244 million, or 210.9%. Deposits decreased by 2.1% from 2015 to 2016.
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
CB&T’s income before income taxes increased by $58.9 million, or 29.6%, during 2016 primarily from an increase in net interest income due to loan growth and a decline in noninterest expense. CB&T’s loan portfolio increased by $549 million in 2016 from the prior year. During 2016, CRE loans grew by $326 million, commercial loans increased by $167 million, and consumer loans increased by $56 million. The credit quality of CB&T’s loan portfolio continues to improve, and the ratio of ALLL to net loans and leases declined to 0.79% at December 31, 2016 from 0.92% a year earlier. Deposits increased by 4.3% from 2015 to 2016.
National Bank of Arizona
National Bank of Arizona is headquartered in Phoenix, Arizona. If it were a separately chartered bank, it would be the 6th largest full-service commercial bank in Arizona as measured by domestic deposits in the state.
NBAZ’s income before income taxes increased by $32.3 million, or 41.8% during 2016 due to an $11.0 million improvement in the provision for loan losses, in addition to increased net interest income from loan growth and improved fee revenue. The loan portfolio increased during 2016 by $383 million, including $154 million in commercial loans, $176 million in CRE loans, and $53 million in consumer loans. The credit quality of NBAZ’s loan portfolio continues to improve, and the ratio of ALLL to net loans and leases declined to 0.81% at December 31, 2016 from 0.97% a year earlier. Deposits at December 31, 2016 were 5.5% higher in 2016 than in 2015.
Nevada State Bank
Nevada State Bank is headquartered in Las Vegas, Nevada. If it were a separately chartered bank, it would be the 4th largest full-service commercial bank in Nevada as measured by domestic deposits in the state. NSB focuses on serving small and mid-sized businesses as well as retail consumers, with an emphasis on relationship banking.
In 2016, NSB had income before income taxes of $69.1 million, compared to $58.6 million in 2015, primarily due to lower expenses and increased fee income. NSB’s loans increased by $58 million during 2016, including an increase of $83 million in CRE loans, and $52 million in consumer loans, partially offset by a decrease of $77 million in commercial loans. The credit quality of NSB’s loan portfolio improved significantly, and the ratio of ALLL to net loans and leases was 0.81% and 1.87% at December 31, 2016 and 2015, respectively. Nonperforming lending-related assets slightly increased 2.5% from the prior year. Deposits at December 31, 2015 were 5.1% higher than the prior year.
Vectra Bank Colorado
Vectra Bank Colorado is headquartered in Denver, Colorado. If it were a separately a chartered bank, it would be the 9th largest full-service commercial bank in Colorado as measured by domestic deposits in the state.
In 2016, Vectra’s income before income taxes increased to $66.5 million from $36.2 million in 2015, primarily as a result of a decrease in the provision related to Vectra’s oil and gas-related credit exposure. During 2016, total loans increased by $60 million, including $95 million in consumer loans, $80 million in CRE loans, partially offset by a decrease of $115 million in commercial loans. The credit quality of Vectra’s loan portfolio continued to improve, and the ratio of ALLL to net loans and leases decreased to 0.99% at December 31, 2016 from 1.34% a year earlier. Deposits at December 31, 2016 were 1.6% lower than a year earlier.
The Commerce Bank of Washington
The Commerce Bank of Washington is headquartered in Seattle, Washington. It operates in Washington under the Commerce Bank of Washington name and in Portland, Oregon, under The Commerce Bank of Oregon name. Its business strategy focuses on serving the financial needs of commercial businesses, including professional services firms. TCBW has been successful in serving the greater Seattle/Puget Sound and Portland regions without requiring extensive investments in a traditional branch network. It has been innovative in effectively utilizing couriers, bank by mail, remote deposit image capture, and other technologies.
TCBW’s income before income taxes for 2016 was $25.7 million compared with $25.1 million in 2015. The loan portfolio increased by $166 million, including a $96 million increase in commercial loans, and a $70 million increase in CRE loans.
Nonperforming lending-related assets decreased $1 million, and the ratio of ALLL to net loans and leases decreased from 1.08% in 2015 to 0.83% in 2016. Deposits at December 31, 2016 were 17.8% higher than a year earlier.
Other Segment
Operating components in the “Other” segment, as shown in Notes 21 and 23 of the Notes to Consolidated Financial Statements, relate primarily to centralized back-office functions of the Bank, the Parent and eliminations of transactions between segments. The major components of net interest income at the Bank’s back-office include the revenue associated with the investments securities portfolio and the offset of the FTP costs and benefits provided to the business segments. Throughout 2016 consolidation efforts continued, which resulted in transitioning FTE from the business segments to the Company’s back-office units. Due to the continuing nature and timing of this change, the Company’s back-office units retained more direct expenses in 2016 than in prior years. With the consolidation efforts largely completed, allocations of these expenses to the business segments will result in “Other” segment noninterest expenses that are more consistent with historical levels going forward. The major components at the Parent include net interest income, which includes interest expense on other borrowed funds, net impairment losses on investment securities, and losses from the sale of the remaining CDO portfolio.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
Schedule 6, which we referenced in our discussion of net interest income, includes the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, such as money market investments or securities, while maintaining adequate levels of highly-liquid assets. As a result of slower economic growth accompanied by moderate loan demand in previous periods, the Company’s initiative to maintain a higher-yielding mix of interest-earning assets caused us to deploy excess funds into security purchases and redemptions of long-term debt.
Average interest-earning assets were $56.2 billion in 2016 compared with $54.4 billion in the previous year. Average interest-earning assets as a percentage of total average assets were 93.5% in 2016 and 93.7% in 2015.
Average loans were $42.1 billion in 2016 and $40.2 billion in 2015. Average loans as a percentage of total average assets were 70.0% in 2016 compared with 69.2% in 2015.
Average money market investments, consisting of interest-bearing deposits and federal funds sold and security resell agreements, decreased by 55.6% to $3.7 billion in 2016 compared with $8.3 billion in 2015. Average securities increased by 76.9% from 2015. Average total deposits increased by 4.0% while average total loans increased by 4.7% in 2016 when compared with 2015.
OUTSTANDING LOANS AND DEPOSITS
(at December 31)

Investment Securities Portfolio
We invest in securities to manage liquidity and interest rate risk, in addition to generating revenues for the Company. Refer to the “Liquidity Risk Management” section on page 72 for additional information on management of liquidity and funding and compliance with Basel III and LCR requirements. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 20 of the Notes to Consolidated Financial Statements.
Schedule 12
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2016			December 31, 2015
(In millions)	Par Value	Amortized cost	Estimated fair value	Par Value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$868	$868	$850	$546	$546	$552
	868	868	850	546	546	552
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,847	1,846	1,839	1,233	1,232	1,233
Agency guaranteed mortgage-backed securities	7,745	7,986	7,883	3,810	3,965	3,936
Small Business Administration loan-backed securities	2,066	2,298	2,288	1,741	1,933	1,931
Municipal securities	1,048	1,182	1,154	387	417	419
Other	25	25	24	25	25	23
	12,731	13,337	13,188	7,196	7,572	7,542
Mutual funds and other	184	184	184	101	101	101
	12,915	13,521	13,372	7,297	7,673	7,643
Total	$13,783	$14,389	$14,222	$7,843	$8,219	$8,195
The amortized cost of investment securities at December 31, 2016 increased by 75.1% from the balance at December 31, 2015, primarily due to purchases of agency guaranteed mortgage-backed securities. There were additional increases in agency securities and SBA loan-backed securities.
The investment securities portfolio includes $606 million of net premium primarily from SBA loan-backed securities and agency guaranteed mortgage-backed securities. Recent purchases of these securities have occurred at a premium to the respective par amount. The purchase premiums and discounts for both held-to-maturity (“HTM”) and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest income in the period the principal is reduced. Premium amortization for 2016 was approximately $99 million, compared with approximately $51 million in 2015, and is included in portfolio yields. The increased premium amortization is due to both an increased amount of agency guaranteed mortgage-backed securities and SBA loan-backed securities and changes in actual prepayment rates of the underlying loans.
As of December 31, 2016, under the GAAP fair value accounting hierarchy, 1.4% of the $13.4 billion fair value of the AFS securities portfolio was valued at Level 1, 98.6% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2015, 0.8% of the $7.6 billion fair value of AFS securities portfolio was valued at Level 1, 99.2% was valued at Level 2, and there were no Level 3 AFS securities. See Note 20 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.

Schedule 13 presents the maturities of the different types of investments that we owned and the corresponding average yields as of December 31, 2016 based on amortized cost. Expected maturities, rather than contractual maturities, are shown for SBA securities, agency guaranteed mortgage-backed securities and certain agency and municipal securities. See “Liquidity Risk Management” on page 72 and Notes 1, 5 and 7 of the Notes to Consolidated Financial Statements for additional information about our investment securities and their management.
Schedule 13
MATURITIES AND AVERAGE YIELDS ON SECURITIES
At December 31, 2016

	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
(In millions)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Held-to-maturity
Municipal securities	$868	4.0%	$181	2.1%	$277	3.7%	$199	4.7%	$211	5.3%
	868	4.0	181	2.1	277	3.7	199	4.7	211	5.3
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,846	2.0	106	2.5	763	1.6	773	2.1	204	2.5
Agency guaranteed mortgage-backed securities	7,986	1.8	1,184	1.7	3,158	1.8	2,140	1.8	1,504	1.8
Small Business Administration loan-backed securities	2,298	2.4	235	2.4	721	2.4	602	2.4	740	2.5
Municipal securities	1,182	2.9	25	2.2	329	2.5	790	3.1	38	3.7
Other	25	5.9	—		—		—		25	5.9
	13,337	2.0	1,550	1.9	4,971	1.9	4,305	2.2	2,511	2.1
Mutual funds and other	184	0.4	184	0.4	—		—		—
	13,521	2.0	1,734	1.7	4,971	1.9	4,305	2.2	2,511	2.1
Total	$14,389	2.1	$1,915	1.8	$5,248	2.0	$4,504	2.3	$2,722	2.4
1 Taxable-equivalent rates used where applicable.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (collectively referred to as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.
Schedule 14 summarizes the Company’s exposure to state and local municipalities.
Schedule 14
MUNICIPALITIES

	December 31,
(In millions)	2016	2015

Loans and leases	$778	$676
Held-to-maturity – municipal securities	868	546
Available-for-sale – municipal securities	1,154	419
Trading account – municipal securities	112	33
Unfunded lending commitments	182	119
Total direct exposure to municipalities	$3,094	$1,793

At December 31, 2016, one municipal loan with a balance of $1 million was on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and 91% of the outstanding credits were originated by CB&T, Zions Bank, Vectra, and Amegy. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
Growth in municipal exposures came primarily from increases in the municipal AFS securities portfolio consistent with the Company’s initiative to increase securities. AFS securities generally consist of securities with investment grade-ratings from one or more major credit rating agencies. HTM securities consist of unrated bonds issued by small local government entities. Prior to purchase, the issuers of municipal securities are evaluated by the Company for their creditworthiness, and some of the securities are guaranteed by third parties.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at December 31, 2016, compared with $294 million at December 31, 2015. During 2016, we closed our branch in Grand Cayman, Grand Cayman Islands B.W.I. and no longer have foreign operations.
Loans Held for Sale
Loans held for sale, consisting primarily of consumer mortgage and small business loans to be sold in the secondary market, were $172 million at December 31, 2016, compared with $150 million at December 31, 2015. These consumer loans are primarily fixed-rate mortgages that are originated with the intent to be sold to third parties.
Loan Portfolio
As of December 31, 2016, net loans and leases accounted for 67.4% of total assets compared with 68.1% at the end of 2015. Schedule 15 presents our loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2016. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in a small number of cases, we have hedged the repricing characteristics of our variable-rate loans as more fully described in “Interest Rate Risk” on page 68.

Schedule 15
LOAN PORTFOLIO BY TYPE AND MATURITY

	December 31, 2016				December 31,
(In millions)	One year or less	One year through five years	Over five years	Total	2015	2014	2013	2012
Commercial:
Commercial and industrial	$7,641	$4,163	$1,648	$13,452	$13,211	$13,163	$12,459	$11,215
Leasing	32	311	80	423	442	409	388	422
Owner-occupied	504	1,078	5,380	6,962	7,150	7,351	7,568	7,781
Municipal	138	121	519	778	676	521	449	494
Total commercial	8,315	5,673	7,627	21,615	21,479	21,444	20,864	19,912
Commercial real estate:
Construction and land development	921	1,031	67	2,019	1,842	1,986	2,193	1,969
Term	1,517	3,961	3,844	9,322	8,514	8,127	8,203	8,362
Total commercial real estate	2,438	4,992	3,911	11,341	10,356	10,113	10,396	10,331
Consumer:
Home equity credit line	34	61	2,550	2,645	2,417	2,321	2,147	2,197
1-4 family residential	8	103	5,780	5,891	5,382	5,201	4,742	4,363
Construction and other consumer real estate	307	52	127	486	385	371	325	322
Bankcard and other revolving plans	241	22	218	481	444	401	361	312
Other	19	138	33	190	187	213	208	233
Total consumer	609	376	8,708	9,693	8,815	8,507	7,783	7,427
Total net loans	$11,362	$11,041	$20,246	$42,649	$40,650	$40,064	$39,043	$37,670
Loans maturing:
With fixed interest rates	$1,277	$3,841	$3,802	$8,920
With variable interest rates	10,085	7,200	16,444	33,729
Total	$11,362	$11,041	$20,246	$42,649
As of December 31, 2016, net loans and leases were $42.6 billion, reflecting a 4.9% increase from the prior year. The increase is primarily attributable to new loan originations and loan purchases.
Loan portfolio growth during 2016 was widespread across loan products and geography with particular strength in commercial and industrial (non-oil and gas), CRE term, 1-4 family residential, and home equity credit line loans (“HECL”). The growth in the loan portfolio was primarily at CB&T, Amegy, NBAZ, and Zions Bank. During the second quarter of 2016, the Company purchased $104 million of 1-4 family residential loans. The impact of these increases was partially offset by declines in commercial owner-occupied loans.
Of the significant increases within the portfolio, commercial and industrial (non-oil and gas) loans increased approximately $241 million, CRE term loans increased $808 million, and 1-4 family residential loans increased $509 million, due largely to an increase in loan production.
Commercial owner-occupied loans declined approximately $188 million during 2016 and $202 million during 2015, due to the reduction of the National Real Estate portfolio at Zions Bank, though these declines are not expected to continue at the same pace in 2017. The National Real Estate business is a wholesale business that depends upon loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
We expect slight-to-moderate overall loan and lease growth during 2017, primarily in commercial and industrial (non-oil and gas) loans, CRE term, and consumer 1-4 family residential, partially offset by continued reduction from the National Real Estate and oil and gas-related loan portfolios. We also expect to continue to limit construction and land development loan commitment growth for the foreseeable future as part of management’s actions to improve the risk profile of the Company and to reduce portfolio concentration risk.
Loans serviced for the benefit of others increased to $3.5 billion during 2016 from $3.4 billion in 2015.
Other Noninterest-Bearing Investments
As part of our initiative to consolidate our charters into a single charter, the Company has shares in a single FHLB (Des Moines). Historically, each affiliate bank held shares in different FHLBs, but all stock in the other FHLBs has been redeemed. Our investment balance in Federal Reserve stock is expected to remain relatively stable from where it currently sits at December 31, 2016. The $58 million increase is because several formerly state-chartered banks were not required to hold stock with the FRB. Following consolidation, the capital requirements for ZB, N.A. increased. Schedule 16 sets forth our other noninterest-bearing investments.
Schedule 16
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2016	2015

Bank-owned life insurance	$497	$486
Federal Home Loan Bank stock	30	68
Federal Reserve stock	181	123
FARMAC stock	34	25
SBIC investments	124	113
Non-SBIC investment funds	15	24
Others	3	9
	$884	$848
Premises, Equipment and Software, Net
Premises, equipment and software, net increased $114 million, or 12.6%, from the prior year primarily due to an increase of $85 million in buildings and $59 million in software, partially offset by an increase in depreciation of $28 million. The capitalized costs associated with buildings were primarily from the development of a new corporate facility for Amegy in Texas. The increase in software was mainly due to the capitalization of eligible costs related to the development of new lending, deposit, and reporting systems.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits increased by 4.0% during 2016, with average interest-bearing deposits increasing by 3.2% and average noninterest-bearing deposits increasing 5.1%. The average interest rate paid for interest-bearing deposits did not change in 2016 compared with 2015.
Deposits at December 31, 2016, excluding time deposits of $100,000 and over and brokered deposits, increased by 4.3%, or $2.1 billion, from December 31, 2015. The increase was mainly due to an increase in noninterest-bearing demand deposits and interest-bearing domestic savings and money market, offset by a decrease in time deposits under $100,000 and foreign deposits.
Demand and savings and money market deposits were 94.8% and 95.2% of total deposits at December 31, 2016, and December 31, 2015, respectively. In the normal course of business, we utilize brokered deposits for our deposit funding mix. At December 31, 2016 and December 31, 2015, total deposits included $940 million and $119 million, respectively, of brokered deposits.
See Notes 11 and 12 of the Notes to Consolidated Financial Statements and “Liquidity Risk Management” on page 72 for additional information on funding and borrowed funds.

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
As we continue to monitor our concentration risk, we note the composition of our loan portfolio has slightly changed. Oil and gas-related loans represent 5% of the total loan portfolio at December 31, 2016, compared with 6% at December 31, 2015, and total commercial loans are 50.6% of the total portfolio compared with 52.9% for the same periods. Consumer loans have grown to represent 22.8% of the total loan portfolio at December 31, 2016, compared with 21.6% at December 31, 2015.
The credit quality of our total loan portfolio experienced some deterioration during 2016, primarily due to the oil and gas-related loan portfolio. Nonperforming lending-related assets at December 31, 2016 increased by approximately 60.5% from December 31, 2015. Gross charge-offs for 2016 increased to $197 million from $139 million in 2015, and net charge-offs increased to $131 million from $39 million for the same periods.
As displayed in Schedule 17, commercial and industrial loans were the largest category and constituted 31.5% of our loan portfolio at December 31, 2016. Commercial owner-occupied loans decreased to 16.3% of total loans at December 31, 2016, compared with 17.6% at December 31, 2015.
Schedule 17
LOAN PORTFOLIO DIVERSIFICATION

	December 31, 2016		December 31, 2015
(In millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,452	31.5%	$13,211	32.5%
Leasing	423	1.0	442	1.1
Owner-occupied	6,962	16.3	7,150	17.6
Municipal	778	1.8	676	1.7
Total commercial	21,615	50.6	21,479	52.9
Commercial real estate:
Construction and land development	2,019	4.7	1,842	4.5
Term	9,322	21.9	8,514	21.0
Total commercial real estate	11,341	26.6	10,356	25.5
Consumer:
Home equity credit line	2,645	6.2	2,417	5.9
1-4 family residential	5,891	13.8	5,382	13.2
Construction and other consumer real estate	486	1.2	385	0.9
Bankcard and other revolving plans	481	1.1	444	1.1
Other	190	0.5	187	0.5
Total consumer	9,693	22.8	8,815	21.6
Total net loans	$42,649	100.0%	$40,650	100.0%
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of December 31, 2016, the principal balance of these loans was $554 million, and the guaranteed portion was $420 million. Most of these loans were guaranteed by the SBA.
Schedule 18 presents the composition of government agency guaranteed loans.
Schedule 18
GOVERNMENT GUARANTEES

(In millions)	December 31, 2016	Percent guaranteed	December 31, 2015	Percent guaranteed

Commercial	$519	75%	$536	76%
Commercial real estate	18	75	17	77
Consumer	17	92	16	90
Total loans	$554	76	$569	76

Commercial Lending
Schedule 19 provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
Schedule 19
COMMERCIAL LENDING BY INDUSTRY GROUP

	December 31, 2016		December 31, 2015
(In millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,624	12.1%	$2,355	11.0%
Manufacturing	2,161	10.0	2,338	10.9
Retail trade	2,145	9.9	2,025	9.4
Healthcare and social assistance	1,538	7.1	1,361	6.3
Finance and insurance	1,462	6.8	1,325	6.2
Wholesale trade	1,444	6.7	1,644	7.6
Mining, quarrying and oil and gas extraction	1,403	6.5	1,820	8.5
Transportation and warehousing	1,300	6.0	1,219	5.7
Construction	1,076	5.0	1,087	5.1
Accommodation and food services	925	4.3	964	4.5
Other services (except Public Administration)	881	4.1	862	4.0
Professional, scientific and technical services	875	4.0	860	4.0
Utilities [1]	783	3.6	775	3.6
Other [2]	2,998	13.9	2,844	13.2
Total	$21,615	100.0%	$21,479	100.0%

[1]	Includes primarily utilities, power, and renewable energy.

[2]	No other industry group exceeds 3%.
Oil and Gas-Related Exposure
Various industries represented in the previous schedule contain certain loans we categorized as oil and gas-related, including mining, quarrying and oil and gas extraction; manufacturing; and transportation and warehousing. At December 31, 2016 and 2015, we had approximately $3.9 billion and $4.8 billion of total oil and gas-related credit exposure, respectively. The distribution of oil and gas-related loans by customer market segment is shown in Schedule 20.

Schedule 20
OIL AND GAS-RELATED EXPOSURE 1

		% of total oil and gas- related		% of total oil and gas- related
(In millions)	December 31, 2016		December 31, 2015
Loans and leases
Upstream – exploration and production	$733	34%	$817	31%
Midstream – marketing and transportation	598	28	621	23
Downstream – refining	137	6	127	5
Other non-services	38	2	44	2
Oilfield services	500	23	784	30
Oil and gas service manufacturing	152	7	229	9
Total loan and lease balances [2]	2,158	100%	2,622	100%
Unfunded lending commitments	1,722		2,151
Total oil and gas credit exposure	$3,880		$4,773
Private equity investments	$7		$13

Credit quality measures
Criticized loan ratio	37.8%	30.3%
Classified loan ratio	31.6	19.7
Nonaccrual loan ratio	13.6	2.5
Ratio of nonaccrual loans that are current	86.1	71.2
Net charge-off ratio, annualized [3]	3.0	3.7

[1]
Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as oil and gas-related, including a particular segment of oil and gas-related activity, e.g., upstream or downstream; typically, 50% of revenues coming from the oil and gas sector is used as a guide.

[2]
Total loan and lease balances and the credit quality measures do not include $40 million of oil and gas loans held for sale at December 31, 2016. There were no oil and gas loans held for sale at December 31, 2015.

[3]	Calculated as the ratio of annualized net charge-offs from the fourth quarters of 2016 and 2015, respectively, to loan balances at period end 2016 and 2015, respectively.
During 2016, our balance of oil and gas-related loans decreased approximately $464 million, or 17.7%, to $2.2 billion, primarily as a result of payoffs and pay-downs; exploration and production loan balances decreased 10.3%, and oil and gas services loan balances declined 35.6%. Unfunded oil and gas-related lending commitments declined by $429 million, or 19.9%. The decline in oil and gas-related credit exposure during 2016 was consistent with expectations, and further reduction is likely over the next several quarters, but it is not expected to continue at the same pace in 2017.
At December 31, 2016, approximately $294 million, or 13.6%, of the oil and gas-related loan balances were nonaccruing, compared with approximately $66 million, or 2.5% at December 31, 2015. 86.1% of oil and gas-related nonaccruing loans were current as to principal and interest payments at December 31, 2016, significantly up from 71.2% at December 31, 2015.
Classified oil and gas-related credits increased to $681 million at December 31, 2016, from $517 million at December 31, 2015. Oil and gas-related loan net charge-offs were $130 million for 2016, compared with $43 million for 2015. The majority of the net charge-offs and loan downgrades during 2016 reflected deterioration in the financial condition of companies primarily in the oilfield services and exploration and production portfolios.
Upstream
Upstream exploration and production loans comprised approximately 34% and 31% of the oil and gas-related loans at December 31, 2016 and December 31, 2015, respectively. Many upstream borrowers have relatively balanced production between oil and gas.

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
Upstream borrowers generally do not draw the maximum available funding on their lines, which provides the borrower additional liquidity and flexibility. The line utilization rate for upstream borrowers was approximately 59% and 57% at December 31, 2016 and December 31, 2015, respectively. This unused commitment gives us the ability in some cases to reduce the borrowing base commitment through the redetermination process without creating a borrowing base deficiency (where outstanding debt exceeds the new borrowing base). Nevertheless, our loan agreements generally require the borrowers to maintain a certain amount of equity. Therefore, if the loan-to-collateral value exceeds an acceptable limit, we work with the borrowers to reinstate an acceptable collateral-value threshold.
An additional metric we consider in our underwriting is a borrower’s oil and gas price hedging practices. A considerable portion of our reserve-based borrowers are hedged. As of December 31, 2016, of the upstream borrower’s risk-based estimated oil production and gas production projected in 2017, 42% and 68%, respectively, is hedged based on the latest data provided by the borrowers.
Midstream
Midstream marketing and transportation loans comprised approximately 28% and 23% of the oil and gas-related exposure at December 31, 2016 and December 31, 2015, respectively. Loans in this segment are made to companies that gather, transport, treat and blend oil and natural gas, or that provide services to similar companies. The assets owned by these borrowers, which make this activity possible, are field-level gathering systems (small diameter pipe), pipelines (medium/large diameter pipe), tanks, trucks, rail cars, various water-based vessels, and natural gas treatment plants. Our midstream loans are secured by these assets, unless the borrower is rated investment-grade. A significant portion of our midstream borrowers’ revenues are derived from fee-based contracts, giving them limited exposure to commodity price risk. Since lower oil and gas prices slow the drilling and development of new oil and natural gas, but do not normally result in significant numbers of producing wells being shut in, volumes of oil and gas flowing through midstream systems usually remain relatively stable throughout oil and natural gas price cycles.
Oil and Gas Services
Oil and gas services loans, which include oilfield services and oil and gas service manufacturing, comprised approximately 30% and 39% of the oil and gas-related exposure at December 31, 2016 and December 31, 2015, respectively. Oil and gas services loans include borrowers that have a concentration of revenues in the energy industry. However, many of these borrowers provide a broad range of products and services to the oil and gas industry and are not subject to the same volatility as new drilling activities. Many of these borrowers are diversified geographically and service both oil and gas-related drilling and production.
For oil and gas services loans, underwriting criteria require lower leverage to compensate for the cyclical nature of the industry. During the underwriting process, we use sensitivity analysis to consider revenue and cash flow impacts resulting from oil and gas price cycles.
Risk Management of the Oil and Gas-Related Portfolio
We apply concentration limits and disciplined underwriting to the entire oil and gas-related loan portfolio to limit our risk exposure. As an indicator of the diversity in the size of our oil and gas-related portfolio, the average amount of our commitments is approximately $6 million, with approximately 68% of the commitments less than $30 million. Additionally, there are instances where we have commitments to a common sponsor which, when combined, would result in higher commitment levels than $30 million. The portfolio contains only senior loans – no junior or second lien positions; additionally, we cautiously approach making first-lien loans to borrowers that employ excessive leverage through the use of junior lien loans or unsecured layers of debt. Approximately 90% of the total oil and gas-related portfolio is secured by reserves, equipment, real estate, and other collateral, or a combination of collateral types.
We participate as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which generally consist of larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is approximately 79% of the upstream portfolio, 81% of the midstream portfolio, and 46% of the energy services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, we provide ancillary banking services to these borrowers, further evidencing this direct relationship. The results of the 2016 shared national credit exams are reflected in our financial statements.
As a secondary source of support, many of our oil and gas-related borrowers have access to capital markets and private equity sources. Private sponsors tend to be large funds, often with assets under management of more than $1 billion, managed by individuals with a great deal of oil and gas expertise and experience and who have successfully managed investments through previous energy price cycles. The investors in the funds are primarily institutional investors, such as large pensions, foundations, trusts, and high net worth family offices.
When establishing the level of the ACL, we consider multiple factors, including reduced drilling activity and additional capital raises by borrowers and their sponsors. During 2016, we increased the ACL on the oil and gas-related portfolio by approximately $47 million, which now represents 9.0% of the oil and gas-related portfolio, primarily due to low energy prices, which contributed to an increased provision for loan losses in 2016. Although we experienced favorable credit quality trends in the fourth quarter of 2016, we expect continued net charge-offs in the oil and gas-related portfolio, primarily from the oil and gas services companies.

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in Schedule 21.
Schedule 21
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION
At December 31, 2016

(In millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	12/31/2016	$1,193	$3,131	$382	$630	$1,696	$1,330	$338	$622	$9,322	82.2%
% of loan type		12.8%	33.6%	4.1%	6.8%	18.2%	14.3%	3.6%	6.6%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2016	0.1%	—%	—%	0.7%	—%	0.1%	0.2%	0.1%	0.1%
	12/31/2015	0.1%	0.1%	0.3%	0.1%	0.1%	—%	0.2%	0.2%	0.1%
≥ 90 days	12/31/2016	0.2%	0.4%	—%	—%	—%	0.1%	—%	1.0%	0.2%
	12/31/2015	—%	0.5%	1.6%	0.1%	0.1%	0.2%	1.0%	0.9%	0.4%
Accruing loans past due 90 days or more	12/31/2016	$—	$10	$—	$—	$—	$2	$—	$—	$12
	12/31/2015	—	15	—	—	—	3	3	1	22
Nonaccrual loans	12/31/2016	8	11	—	2	1	—	7	—	29
	12/31/2015	17	4	8	3	1	1	—	6	40
Residential construction and land development
Balance outstanding	12/31/2016	$29	$349	$78	$10	$237	$37	$8	$4	$752	6.6%
% of loan type		3.9%	46.4%	10.4%	1.3%	31.5%	4.9%	1.1%	0.5%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2016	1.8%	—%	—%	—%	0.3%	—%	—%	—%	0.2%
	12/31/2015	—%	—%	—%	—%	0.3%	—%	—%	—%	0.1%
≥ 90 days	12/31/2016	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2015	—%	—%	—%	—%	0.5%	—%	—%	—%	0.2%
Accruing loans past due 90 days or more	12/31/2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2015	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2016	—	—	—	—	—	—	—	—	—
	12/31/2015	—	—	—	—	3	—	—	—	3
Commercial construction and land development
Balance outstanding	12/31/2016	$91	$204	$94	$85	$510	$205	$34	$44	$1,267	11.2%
% of loan type		7.2%	16.1%	7.4%	6.7%	40.2%	16.2%	2.7%	3.5%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2016	—%	—%	—%	0.9%	—%	2.5%	—%	—%	0.5%
	12/31/2015	—%	—%	—%	—%	—%	0.1%	—%	—%	—%
≥ 90 days	12/31/2016	—%	—%	—%	—%	0.4%	—%	—%	—%	0.2%
	12/31/2015	—%	—%	—%	—%	0.7%	0.4%	—%	—%	0.4%
Accruing loans past due 90 days or more	12/31/2016	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2015	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2016	—	—	—	—	2	5	—	—	7
	12/31/2015	—	—	—	—	4	—	—	—	4
Total construction and land development	12/31/2016	$120	$553	$172	$95	$747	$242	$42	$48	$2,019
Total commercial real estate	12/31/2016	$1,313	$3,684	$554	$725	$2,443	$1,572	$380	$670	$11,341	100.0%

[1]	No other geography exceeds $90 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.

Approximately 23% of the CRE term loans consist of mini-perm loans as of December 31, 2016. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 77% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $147 million, or 12%, of the commercial construction and land development portfolio at December 31, 2016 consists of acquisition and development loans. These loans are generally secured by land held for, or in the process of, development as commercial properties.
Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements (required equity infusions upon a decline in value of the collateral) are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily and hospitality construction projects), we require substantial pre-leasing/leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.
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
Real estate appraisals are ordered in accordance with regulatory guidelines and are validated independent of the loan officer and the borrower, generally by our internal appraisal review function, which is staffed by licensed appraisers. In some cases, reports from automated valuation services are used or internal evaluations are performed. A new appraisal or evaluation is required when a loan deteriorates to a certain level of credit weakness.
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
The existence of a guarantee that improves the likelihood of repayment is taken into consideration when analyzing CRE loans for impairment. If the support of the guarantor is quantifiable and documented, it is included in the potential cash flows and liquidity available for debt repayment and our impairment methodology takes into consideration this repayment source.
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
A continuation of low oil and gas prices could potentially produce an adverse impact on our CRE loan portfolio within Texas. However, based upon generally strong equity and cash flow coverage levels, and sponsor support for the various properties, we do not expect a material amount of losses within this portfolio in 2017. Our largest CRE credit exposures in Texas are to the multi-family, office, and retail sectors. At December 31, 2016, approximately 55% of our CRE credit exposure in Texas is located in Houston, and the CRE loan portfolio mix in Texas is 68% commercial term, 19% commercial construction, 10% residential construction, and 3% land development.
Consumer Loans
We have mainly been an originator of first and second mortgages, generally considered to be of prime quality. We generally hold variable-rate loans in our portfolio and sell “conforming” fixed-rate loans to third parties, including Federal National Mortagage Association and Federal Home Loan Mortgage Corporation, for which we make representations and warranties that the loans meet certain underwriting and collateral documentation standards.
We are engaged in HECL lending. At December 31, 2016 and 2015, our HECL portfolio totaled $2.6 billion and $2.4 billion, respectively. Schedule 22 shows the composition of our HECL portfolio by lien status.
Schedule 22
HECL PORTFOLIO BY LIEN STATUS

	December 31,
(In millions)	2016	2015

Secured by first deeds of trust	$1,383	$1,268
Secured by second (or junior) liens	1,262	1,149
Total	$2,645	$2,417

As of December 31, 2016, loans representing approximately 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral-value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 94% of our HECL portfolio is still in the draw period, and approximately 27% is scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The ratio of net charge-offs to average balances at year-end 2016 and 2015 for the HECL portfolio was 0.01% and (0.02)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming lending-related assets as a percentage of loans and leases and other real estate owned (“OREO”) increased to 1.34% at December 31, 2016, compared with 0.87% at December 31, 2015.
Total nonaccrual loans at December 31, 2016 increased by $219 million from the prior year, primarily due to deterioration in the oil and gas-related portfolio. However, nonaccrual loans declined in the 1-4 family residential and CRE term loan categories. The largest total decreases in nonaccrual loans occurred at NBAZ and Vectra.
The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” on page 65 for more information. Company policy does not allow for the conversion of nonaccrual construction and land development loans to CRE term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information.

Schedule 23 sets forth our nonperforming lending-related assets.
Schedule 23
NONPERFORMING LENDING-RELATED ASSETS

(In millions)	December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans:
Loans held for sale	$40	$—	$—	$—	$—
Commercial:
Commercial and industrial	354	164	106	101	94
Leasing	14	4	—	1	1
Owner-occupied	74	74	87	137	207
Municipal	1	1	1	10	9
Commercial real estate:
Construction and land development	7	7	24	29	108
Term	29	40	25	60	137
Consumer:
Real estate	49	59	64	66	89
Other	1	1	—	2	3
Nonaccrual loans	569	350	307	406	648
Other real estate owned:
Commercial:
Commercial properties	2	5	11	16	51
Developed land	—	—	—	6	10
Land	—	1	2	6	8
Residential:
1-4 family	2	1	4	8	8
Developed land	—	—	2	9	15
Land	—	—	—	1	6
Other real estate owned	4	7	19	46	98
Total nonperforming lending-related assets	$573	$357	$326	$452	$746
Ratio of nonperforming lending-related assets to net loans and leases[1] and other real estate owned	1.34%	0.87%	0.81%	1.15%	1.96%
Accruing loans past due 90 days or more:
Commercial	$18	$7	$8	$8	$24
Commercial real estate	13	22	20	29	32
Consumer	5	3	1	3	6
Total	$36	$32	$29	$40	$62
Ratio of accruing loans past due 90 days or more to net loans and leases[1]	0.08%	0.08%	0.07%	0.10%	0.16%

[1]	Includes loans held for sale.
Restructured Loans
Troubled debt restructuring (“TDR”) are loans that have been modified to accommodate a borrower that is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider. TDRs declined 15.5% during 2016, primarily due to payments and payoffs. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.

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
Schedule 24
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	December 31,
(In millions)	2016	2015

Restructured loans – accruing	$151	$194
Restructured loans – nonaccruing	100	103
Total	$251	$297
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.
Schedule 25
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

(In millions)	2016	2015

Balance at beginning of year	$297	$343
New identified troubled debt restructuring and principal increases	154	140
Payments and payoffs	(145)	(156)
Charge-offs	(32)	(12)
No longer reported as troubled debt restructuring	(10)	(13)
Sales and other	(13)	(5)
Balance at end of year	$251	$297
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type. Schedule 26 shows the changes in the ALLL and a summary of loan loss experience.

Schedule 26
SUMMARY OF LOAN LOSS EXPERIENCE

(In millions)	2016	2015	2014	2013	2012

Loans and leases outstanding on December 31, (net of unearned income)	$42,649	$40,650	$40,064	$39,043	$37,670
Average loans and leases outstanding, (net of unearned income)	$42,062	$40,171	$39,522	$38,109	$37,037
Allowance for loan losses:
Balance at beginning of year	$606	$605	$746	$896	$1,052
Provision charged against earnings	93	40	(98)	(87)	14
Adjustment for FDIC-supported/PCI loans	—	—	(1)	(11)	(15)
Charge-offs:
Commercial	(169)	(111)	(77)	(76)	(121)
Commercial real estate	(12)	(14)	(15)	(26)	(85)
Consumer	(16)	(14)	(14)	(29)	(61)
Total	(197)	(139)	(106)	(131)	(267)
Recoveries:
Commercial	43	55	41	41	56
Commercial real estate	14	35	12	25	42
Consumer	9	10	11	13	14
Total	66	100	64	79	112
Net loan and lease charge-offs	(131)	(39)	(42)	(52)	(155)
Balance at end of year	$568	$606	$605	$746	$896
Ratio of net charge-offs to average loans and leases	0.31%	0.10%	0.11%	0.14%	0.42%
Ratio of allowance for loan losses to net loans and leases, on December 31,	1.33%	1.49%	1.51%	1.91%	2.38%
Ratio of allowance for loan losses to nonaccrual loans, on December 31,	107.42%	173.23%	197.18%	183.54%	138.25%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, on December 31,	100.59%	158.70%	180.03%	166.97%	126.22%
Schedule 27 provides a breakdown of the ALLL and the allocation among the portfolio segments.
Schedule 27
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
At December 31,

	2016		2015		2014		2013		2012
(In millions)	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance

Loan segment
Commercial	50.6%	$421	52.9%	$454	53.5%	$413	53.5%	$469	52.9%	$521
Commercial real estate	26.6	116	25.5	114	25.3	145	26.6	216	27.4	277
Consumer	22.8	31	21.6	38	21.2	47	19.9	61	19.7	98
Total	100.0%	$568	100.0%	$606	100.0%	$605	100.0%	$746	100.0%	$896
The total ALLL decreased by $38 million during 2016, due to continued strong credit quality for the total portfolio in addition to a change in the portfolio mix, as oil and gas-related exposures declined, and residential real estate and CRE term exposures increased. This decrease was partially offset by continued weaknesses in the oil and gas-related industry.

The total ALLL remained relatively unchanged during 2015, due to deterioration within the oil and gas-related portfolio, which was offset by improvements in credit quality metrics outside of the oil and gas-related portfolio. However, during 2015, we increased the portion of the ALLL related to qualitative and environmental factors to account for the increased risk of loss on loans affected by the declines in oil and natural gas prices that occurred during the year.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in our balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. The reserve decreased by $9.9 million during 2016, primarily due to improved credit quality assessments related to these obligations outside the oil and gas-related portfolio, in addition to declining oil and gas-related exposure.
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
Interest Rate Risk
Interest rate risk is one of the most significant risks to which we are regularly exposed. In general, our goal in managing interest rate risk is to manage balance sheet sensitivity to reduce net income volatility due to changes in interest rates.
Previously, we have noted that there has been limited sensitivity to falling rates due to the low level of rates and we have tended to operate near interest rate risk “triggers” and appetites to be appropriately positioned in light of these market conditions. However, rising rates during the fourth quarter of 2016 have increased the sensitivity to falling rates as they now have further to fall. Furthermore, market participants have recently contemplated the possibility of negative rates in the U.S. markets which would likely have a more negative impact on the NIM. In order to mitigate this pressure, we have been deploying cash into short-to-medium duration agency pass-through securities. Additionally, we have used interest rate swaps designated as cash flow hedges to synthetically convert floating-rate assets to fixed-rate. Over time these actions are expected to somewhat reduce our asset sensitivity compared to previous periods, while improving current earnings.
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
Net interest income simulation is an estimate of the total net interest income that would be recognized under different rate environments. Net interest income is measured assuming several parallel and nonparallel interest rate shifts across the yield curve and deposit repricing assumptions, taking into account an estimate of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower rate environment). Our policy contains a trigger for a 10% decline in rate sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps. This trigger and risk capacity apply to both the fast and the slow deposit interest rate change assumptions.
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
The following schedule presents the formal EVE limits we have adopted. Exceptions to the EVE limits are subject to notification and approval by the ROC. In the normal course of business, we evaluated our limits and made changes to reflect our current balance sheet management objectives. These changes are reflected in the following schedule.
Schedule 28
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

The aforementioned migration and correlation assumptions result in deposit durations presented in Schedule 29. The Company’s models predict an acceleration of deposit runoff in a rising rate environment, particularly for demand deposits. However, the predicted behavior, particularly under the fast assumption, has not been consistent with the higher than average deposit growth observed in 2016 despite rising market rates, and the Company is in the process of enhancing deposit behavior models to more accurately reflect observed and anticipated behavior.
Schedule 29
DEPOSIT ASSUMPTIONS

	December 31, 2016
	Fast		Slow
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	1.8%	1.0%	2.5%	2.0%
Money market	1.3	1.0	1.7	1.5
Savings and interest-on-checking	2.3	1.6	3.0	2.4
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
Schedule 30
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	December 31, 2016
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(3.9)%	—%	2.4%	4.1%	3.8%
Slow	(5.7)	—	5.7	11.5	15.7

[1]	Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2015 balances are presented in the following schedule.

	December 31, 2015
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(4.2)%	—%	5.0%	8.6%	11.1%
Slow	(5.0)	—	8.0	15.5	22.2

[1]	Assumes rates cannot go below zero in the negative rate shift.
The asset sensitivity as measured by income simulation declined due to deployment of cash into medium-term securities, partially offset by growth in noninterest-bearing deposits.
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps.

Schedule 31
CHANGES IN ECONOMIC VALUE OF EQUITY

	December 31, 2016
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	3.5%	—%	(4.6)%	(10.7)%	(17.5)%
Slow	0.2	—	(0.4)	(1.9)	(3.7)

[1]	Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2015 measures are presented in the following schedule. For positive rate shocks, the decline in EVE measures are driven by the same factors as those in our income simulation.

	December 31, 2015
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	(1.8)%	—%	0.4%	(1.3)%	(4.5)%
Slow	(1.1)	—	3.9	6.1	7.2

[1]	Assumes rates cannot go below zero in the negative rate shift.
The change in EVE from December 31, 2015 to December 31, 2016 was primarily driven by growth of the securities portfolio, in which money market investments were reallocated to medium term securities, and the lower modeled duration of nonspecific maturity deposit as shown in Schedule 29. As mentioned previously, the Company has observed discrepancies between actual and modeled behavior for demand deposits and is modifying deposit assumptions appropriately and in a manner consistent with regulatory guidance on model usage and governance. Model Risk Management will independently validate the changes in the interest rate risk model. With respect to EVE estimates, certain of our nonspecific maturity deposit assumptions limit the estimated change in deposit value in downside interest rate shocks. While these deposit value assumptions have had limited impact on our EVE estimates in the past, the current interest rate yield curve, distinguished by very low rates across the curve, is causing these assumptions to have an overstated impact on our EVE estimates. As a result of the current interest rate environment, deposit value assumptions are under review and may change in future reporting periods.
As of December 31, 2016, the EVE for +200bps shift did not adhere to Zions’ interest rate risk capacity of -10% under the fast scenario. However, this internal policy breach was not due to an excessive extension of asset duration, but rather was due to a modeled shortening of liability duration. As mentioned previously, the Company recognizes some limitations in its deposit models and expects this violation to return to policy levels as deposit model assumptions are updated and validated.
Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At December 31, 2016, $19.2 billion of the Company’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans 94% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $1.4 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $1.1 billion of variable-rate loans being priced at floored rates at December 31, 2016, which were above the “index plus spread” rate by an average of 39 bps. At December 31, 2016, we also had $3.2 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $0.5 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 54 bps.
See Notes 7 and 20 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.
At December 31, 2016, we had a relatively small amount, $115 million, of trading assets and $25 million of securities sold, not yet purchased, compared with $48 million and $30 million, at December 31, 2015.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During 2016, the after-tax change in AOCI attributable to AFS and HTM securities decreased by $74 million, due largely to changes in the interest rate environment, compared to a $74 million improvement in the same prior year period.
Market Risk – Equity Investments
Through our equity investment activities, we own equity securities that are publicly-traded. In addition, we own equity securities in companies and governmental entities, e.g., Federal Reserve Bank and FHLBs, that are not publicly-traded. The accounting for equity investments may use the cost, fair value, equity, or full consolidation methods of accounting, depending on our ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below our investment costs, we are exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored and evaluated by the Company’s Equity Investment Committee consisting of members of management.
We hold both direct and indirect investments in predominately pre-public companies, primarily through various Small Business Investment Company (“SBIC”) venture capital funds. Our equity exposure to these investments was approximately $124 million and $113 million at December 31, 2016 and December 31, 2015, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment which can introduce additional market risk. As of December 31, 2016 we had direct SBIC investments of $18 million of publicly-traded stocks.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $13 million at December 31, 2016 and $21 million at December 31, 2015.
These PEIs are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act prohibits banks and bank holding companies from holding PEIs, except for SBIC funds, beyond July 21, 2017. The FRB announced in December 2016 that it would allow banks to apply for an additional five-year extension to comply with the Dodd-Frank Act requirement for these investments. The Company applied for an extension for the vast majority of its remaining portfolio of PEIs.
As of December 31, 2016, such prohibited PEIs amounted to $6 million, with an additional $4 million of unfunded commitments (see Notes 5 and 17 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements.
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
The management of liquidity and funding is performed centrally for the Parent and jointly by the Parent and bank management for its subsidiary bank. The Treasury Department performs this management centrally, under the direction of the Corporate Treasurer, with oversight by ALCO. The Treasurer is responsible for recommending changes to existing funding plans, as well as to the Company’s Liquidity Policy. These recommendations must be submitted for approval to ALCO, and changes to the Policy also must be approved by the Company’s ERMC and the Board of Directors. The Company has adopted policy limits that govern liquidity risk. The policy requires the Company to maintain a buffer of highly liquid assets sufficient to cover cash outflows as the result of a severe liquidity crisis. The Company targets a buffer of highly liquid assets at the Parent to cover 18-24 months of cash outflows under a scenario with limited cash inflows, and maintains a minimum policy limit of not less than 12 months. The Company’s banking subsidiary ZB, N.A., exceeds the regulatory requirements of the Modified LCR that mandates a buffer of HQLA to cover 70% of 30-day cash outflows under the assumptions mandated in the Final Liquidity Rule. Additionally, the Company performs monthly liquidity stress testing using a set of internally generated scenarios representing severe liquidity constraints over a 12-month horizon. ZB, N.A. maintains a buffer of highly liquid assets consisting of cash, U.S. Agency, and U.S. Government Sponsored Entity securities to cover 30-day cash outflows under liquidity stress tests and maintains a contingency funding plan to identify funding sources that would be utilized over the extended 12-month horizon. Throughout 2016 and as of December 31, 2016, the Company complied with this policy.
Liquidity Regulation
In September 2014, U.S. banking regulators issued a final rule that implements a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under this rule, we are subject to a modified LCR standard, which requires a financial institution to hold an adequate amount of unencumbered High-Quality Liquid Assets (“HQLA”) that can be converted into cash easily and immediately in private markets to meet its liquidity needs for a short-term liquidity stress scenario. This rule became applicable to us on January 1, 2016.
The Basel III liquidity framework includes a second minimum liquidity measure, the NSFR, which requires a financial institution to maintain a stable funding profile over a one-year period in relation to the characteristics of its on- and off-balance sheet activities. On October 31, 2014, the Basel Committee on Banking Supervision issued its final standards for this ratio, entitled Basel III: The Net Stable Funding Ratio. On May 3, 2016, the FRB issued a proposal requiring bank holding companies with less than $250 billion of assets, but more than $50 billion of assets, to cover 70% of 1-year cash outflows under the assumptions required in the proposed NSFR Rule. Under the proposal, bank holding companies would be required to publicly disclose information about the NSFR levels each quarter. The proposal has an effective date of January 1, 2018. We continue to monitor this proposal and any other developments. Based on this Basel III publication and the FRB proposal, we believe we would meet the minimum NSFR if such requirement were currently effective.
We are required by the Enhanced Prudent Standards for liquidity management (Regulation YY) to conduct monthly liquidity stress tests. These tests incorporate scenarios designed by us, require a buffer of highly liquid assets sufficient to cover 30-day funding needs under the stress scenarios, and are subject to review by the FRB. The Company’s internal liquidity stress-testing program as contained in its policy complies with these requirements and includes monthly liquidity stress testing using a set of internally generated scenarios representing severe liquidity constraints over a 12-month horizon. We continue to comply with this regulation.

Contractual Obligations
Schedule 32 summarizes our contractual obligations at December 31, 2016.
Schedule 32
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$2,140	$403	$214	$—	$50,479	$53,236
Net unfunded commitments to extend credit	5,937	4,909	2,855	4,573	—	18,274
Standby letters of credit:
Financial	428	49	12	282	—	771
Performance	140	54	1	—	—	195
Commercial letters of credit	60	—	—	—	—	60
Commitments to make venture and other noninterest-bearing investments [2]	26	—	—	—	—	26
Federal funds and other short-term borrowings	827	—	—	—	—	827
Long-term debt	153	—	—	382	—	535
Operating leases, net of subleases	45	79	57	94	—	275
Unrecognized tax benefits	4	—	—	—	—	4
	$9,760	$5,494	$3,139	$5,331	$50,479	$74,203

[1]	Indeterminable maturity deposits include noninterest-bearing demand, savings and money market, and non-time foreign.

[2]	Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They have therefore been considered due on demand, maturing in one year or less.
In addition to the commitments specifically noted in Schedule 32, we enter into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services used in the operation of our business. Generally, these contracts are renewable or cancelable at least annually, although in some cases to secure favorable pricing concessions, we have committed to contracts that may extend to several years.
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
Liquidity Management Actions
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries decreased to $2.5 billion at December 31, 2016 from $7.4 billion at December 31, 2015. The $4.9 billion decrease during 2016 resulted primarily from (1) an increase in investment securities, (2) Net loan originations, (3) repayment of long-term debt, (4) repurchase and redemption of our preferred stock, (5) repurchase and retirement of our common stock, and (6) dividends on common and preferred stock. These decreases were partially offset by (1) an increase in deposits, (2) net cash provided by operating activities and (3) short-term FHLB borrowings.
During 2016 our AFS and HTM investment securities increased by $6.1 billion. This increase was primarily due to purchases of short-to-medium duration agency guaranteed mortgage-backed securities. We have been adding to our investment portfolio during the last couple of years in light of the new LCR rules and more broadly, to manage balance sheet liquidity more effectively.

During 2016 we made cash payments totaling $280 million for our long-term debt which matured or were redeemed and did not incur any new long-term debt during the same time period. See Note 12 for additional detail about debt redemptions and maturities during 2016. We also incurred short-term debt with the FHLB during 2016, and had a $500 million outstanding balance at December 31, 2016.
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
Cash and interest-bearing deposits held as investments at the Parent decreased to $0.5 billion at December 31, 2016 from $0.9 billion at December 31, 2015. The $0.4 billion decrease during 2016 was primarily a result of (1) repayment of long-term debt, (2) repurchase and redemption of our preferred stock, (3) repurchase and retirement of our common stock, and (4) dividends on preferred stock and common stock. These decreases were partially offset by (1) dividends and return of common equity received from its subsidiary banks on common stock and preferred stock, and (2) net cash provided by operating activities. See Notes 12 and 13 of the Notes to Consolidated Financial Statements for additional information about our long-term debt and equity transactions.
During 2016, the Parent received common dividends and return of common equity totaling $250 million and preferred dividends totaling $13 million from its subsidiary bank. During 2015, the Parent received from its subsidiary banks $192 million for common dividends and return of common equity and $42 million for preferred dividends. At December 31, 2016, ZB, N.A., had $626 million available for the payment of dividends under current capital regulations. The dividends that ZB, N.A. can pay to the Parent are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Parent and subsidiary bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company and ZB N.A. improved during 2016 and are shown in the following schedules.
Schedule 33 presents the ZB, N.A.’s ratings as of December 31, 2016.
Schedule 33
CREDIT RATINGS

Rating agency	Outlook	Long-term issuer/senior debt rating	Short-term debt rating

S&P	Stable	BBB	A-2
Moody’s	Stable	Ba1	P-2
Kroll	Stable	BBB+	K2
Schedule 34 presents the Parent’s ratings as of December 31, 2016.
Schedule 34
CREDIT RATINGS

Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating

S&P	Stable	BBB-	BB+
Moody’s	Stable	Baa3
Kroll	Stable	BBB	BBB-
The credit rating agencies all rate the Company’s senior debt at an investment-grade level. In addition, Kroll rates the Company’s subordinated debt at an investment-grade level, while S&P rates the Company’s subordinated debt as noninvestment-grade. Subsequent to December 31, 2016, S&P changed its outlook for both the Parent and ZB, N.A. from Stable to Positive.
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $35 million in 2016 from $51 million in 2015 as a result of a net repayment of long-term debt of $0.3 billion during both 2016 and 2015. Cash payments for interest are expected to continue to decrease during 2017 from 2016 as a result of the debt repayments during 2016 and 2017. Additionally, the Parent paid approximately $108 million of total dividends on preferred stock and common stock for both 2016 and 2015.
Note 23 of the Notes to Consolidated Financial Statements contains the Parent’s statements of income and cash flows for 2016, 2015 and 2014, as well as its balance sheets at December 31, 2016 and 2015.
During 2017, the Parent’s long-term debt maturities consist of $152 million for a senior note due on March 27, 2017. At December 31, 2016, maturities of our long-term senior and subordinated debt ranged from March 2017 to September 2028, with effective interest rates from 4.50% to 6.95%.
See Note 12 of the Notes to Consolidated Financial Statements for a complete summary of our long-term debt.
Subsidiary Bank Liquidity – ZB, N.A.’s primary source of funding is its core deposits, consisting of demand, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio was 80.1% as of December 31, 2016, compared to 80.7% as of December 31, 2015. Total deposits increased by $2.8 billion to $53.2 billion at December 31, 2016, compared to $50.4 billion at December 31, 2015, primarily due to a $1.8 billion increase in noninterest-bearing demand deposits, a $0.7 billion increase in savings and money market deposits, and a $0.6 billion increase in time deposits. This increase was partially offset by a $0.3 billion decrease in foreign deposits. Also, during 2016, ZB, N.A. redeployed approximately $6.6 billion of cash to short-to-medium duration agency guaranteed mortgage-backed securities. ZB, N.A.’s long-term senior debt ratings are presented in Schedule 33, and are slightly better than the Parent’s long-term senior debt ratings.
The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity, and from time to time, have been a significant source of funding. ZB, N.A. is a member of the FHLB of Des Moines. The FHLB allows member banks to borrow against their eligible loans and securities to satisfy liquidity and funding requirements. The bank is required to invest in FHLB and Federal Reserve stock to maintain their borrowing capacity.
At December 31, 2016, the amount available for additional FHLB and Federal Reserve borrowings was approximately $17.1 billion. Loans with a carrying value of approximately $24.0 billion at December 31, 2016 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings. At December 31, 2016, we had $500 million of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with no short or long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2015. At December 31, 2016, our total investment in FHLB and Federal Reserve stock was $30 million and $181 million, respectively, compared to $68 million and $123 million at December 31, 2015, respectively. As a result of our initiative to consolidate our charters into a single charter, the Company has shares in a single FHLB (Des Moines). Historically, each affiliate bank held shares in different FHLBs, but all of the stock we owned in the other FHLBs have been redeemed. The $58 million increase in Federal Reserve stock is because several state-chartered banks were not required to hold stock with the FRB, and following the consolidation, the capital requirements for ZB, N.A. increased as did our investment in FRB stock.
Our investment activities can provide or use cash, depending on the asset-liability management posture taken. During 2016, HTM & AFS investment securities’ activities resulted in a net increase in investment securities and a net $5.9 billion decrease in cash compared with a net $3.8 billion decrease in cash for 2015.
Maturing balances in our subsidiary bank’s loan portfolios also provide additional flexibility in managing cash flows. Lending activity for 2016 resulted in a net cash outflow of $2.1 billion compared to a net cash outflow of $0.6 billion for 2015.

During 2016, we paid income taxes of $214 million, compared to $132 million during 2015.
Operational Risk Management
Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. In our ongoing efforts to identify and manage operational risk, we have an ERM department whose responsibility is to help employees, management and the Board of Directors to assess, understand, measure, manage, and monitor risk in accordance with our Risk Appetite Framework. We have documented both controls and the Control Self-Assessment related to financial reporting under the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and the FDICIA.
To manage and minimize our operational risk, we have in place transactional documentation requirements; systems and procedures to monitor transactions and positions; systems and procedures to detect and mitigate attempts to commit fraud, penetrate our systems or telecommunications, access customer data, and/or deny normal access to those systems to our legitimate customers; regulatory compliance reviews; and periodic reviews by the Company’s Compliance Risk Management, Internal Audit and Credit Examination departments. Reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. In addition, the Data Governance department has strengthened governance surrounding data integrity and availability. Further, we undertake significant efforts to maintain contingency and business continuity plans for operational support in the event of natural or other disasters. We also mitigate operational risk through the purchase of insurance, including errors and omissions and professional liability insurance.
We are continually improving our oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported on a regular basis to enterprise management committees. The Operational Risk Committee reports to the ERMC, which reports to the ROC. Additional measures have been taken to increase oversight by ERM and Operational Risk Management through the strengthening of new initiative reviews, enhancements to the Enterprise Procurement and Third Party Risk Management framework, enhancements to the Business Continuity and Disaster Recovery programs and Enterprise Security programs, and the establishment of Fraud Risk Oversight, Incident Response Oversight and Technology Project Oversight programs. Significant enhancements have also been made to governance, technology, and reporting, including the establishment of Policy and Committee Governance programs, the commencement of an implementation of a governance, risk and control solution, and the creation of an Enterprise Risk Profile and an Operational Risk Profile along with business line risk profiles. In addition, the establishment of an Enterprise Exam Management department has standardized our response and reporting, and increased our effectiveness and efficiencies with regulatory examinations, communications and issues management.
The number and sophistication of attempts to disrupt or penetrate our critical systems, sometimes referred to as hacking, cyber fraud, cyber attacks, cyber terrorism, or other similar names, also continue to grow. On a daily basis, the Company, its customers, and other financial institutions are subject to a large number of such attempts. We have established systems and procedures to monitor, thwart or mitigate damage from such attempts. However, in some instances we, or our customers, have been victimized by cyber fraud (our related losses have not been material), or some of our customers have been temporarily unable to routinely access our online systems as a result of, for example, distributed denial of service attacks. We continue to review this area of our operations to help ensure that we manage this risk in an effective manner.

CAPITAL MANAGEMENT
Overview
The Board of Directors is responsible for approving the policies associated with capital management. The Board has established the Capital Management Committee (“CMC”), chaired by the Chief Financial Officer and consisting of members of management, whose primary responsibility is to recommend and administer the approved capital policies that govern the capital management of the Company and its subsidiary bank. Other major CMC responsibilities include:

•
Setting overall capital targets within the Board-approved capital policy, monitoring performance compared to the Company’s Capital Policy limits, and recommending changes to capital including dividends, common stock repurchases, subordinated debt, and changes in major strategies to maintain the Company and its subsidiary bank at well-capitalized levels;

•
Maintaining an adequate capital cushion to withstand adverse stress events while continuing to meet the borrowing needs of its customers, and to provide reasonable assurance of continued access to wholesale funding, consistent with fiduciary responsibilities to depositors and bondholders; and

•	Reviewing agency ratings of the Parent and ZB, N.A.
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

Capital Planning and Stress Testing
The CMC oversees the Company’s capital stress testing under a variety of adverse economic and market scenarios. We have established processes to periodically conduct stress tests to evaluate potential impacts to the Company under hypothetical economic scenarios. These stress tests facilitate our contingency planning and management of capital and liquidity within quantitative limits reflecting the Board of Directors’ risk appetite. These processes are also used to complete the Company’s DFAST, as required by the Dodd-Frank Act, and the CCAR as required by the Federal Reserve.
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
A detailed discussion of CCAR/DFAST requirements is contained on page 10 of the “Capital Plan and Stress Testing” section under Part 1, Item 1 in this Annual Report on Form 10-K.
On June 23, 2016, we filed a Form 8-K presenting the results of the 2016 DFAST. The results of the stress test demonstrated that the Company has sufficient capital to withstand a severe hypothetical economic downturn. Detailed disclosure of the stress test results can also be found on our website. In addition, we submitted on October

5, 2016 our mid-cycle company-run DFAST, based upon the Company’s June 30, 2016 financial position. Zions’ mid-cycle DFAST results, based on the hypothetical severely adverse scenario, indicate the Company would maintain capital ratios at sufficient levels throughout the nine-quarter forecasting horizon. As discussed in the mid-cycle press release, published November 4, 2016, Zions’ hypothetical severely adverse scenario was designed to create a stressful idiosyncratic environment, including a 10% unemployment rate and a 40% decline in commercial property values. During the nine-quarter projection period, the minimum CET1 ratio was 7.8%.
On June 29, 2016, we filed a Form 8-K announcing that the Federal Reserve did not object to our 2016 capital plan. The plan included (1) the increase of the quarterly common dividend to $0.08 per share beginning in the third quarter of 2016, (2) up to $180 million in total repurchases of common equity and (3) up to $144 million in total repurchases of preferred equity. These capital actions are expected to reduce preferred dividends and improve the Company’s return on equity.
In July 2016, we announced that our board of directors approved (1) a quarterly dividend of $0.08 per common share in August 2016 and (2) the commencement of a stock repurchase program, including $45 million in the third quarter of 2016. See subsequent discussion regarding the repurchases of Company common stock. The ultimate determination of future reductions of common stock and/or preferred stock will depend on a number of factors, including actual earnings performance, market conditions, and the receptivity of investors to the terms of any preferred stock redemption offers, as well as the effect of other steps we may explore as we seek to manage our capital, any of which could result in a delay of or reduction in the amount of common or preferred equity redemptions, repurchases, or dividend increases.
On April 25, 2016, we launched tender offers for up to $120 million par amount of certain outstanding shares of preferred stock. This $120 million is the remaining amount of the $300 million total reduction of preferred stock that was included in our 2015 capital plan, to which the Federal Reserve did not object. On May 23, 2016, we announced the results of the preferred stock tender offers. Preferred stock was reduced by $119 million, including $27 million, $59 million, and $33 million for Series I, J, and G, respectively. As a result of the preferred stock redemption in 2016, preferred dividends are expected to be $10.4 million for the first quarter of 2017 and $12.4 million for the second quarter of 2017. Our preferred stock may decrease further if we redeem $144 million of preferred equity, as authorized by our 2016 capital plan.
Basel III
The Basel III capital rules, which effectively replaced the Basel I rules, became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). The Basel III capital rules will be fully phased-in on January 1, 2019. In 2013, the FRB, FDIC, and OCC published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company, compared to the Basel I U.S. risk-based capital rules.
A detailed discussion of Basel III requirements, including implications for the Company, is contained on page 9 of the “Capital Standards – Basel Framework” section under Part 1, Item 1 in this Annual Report on Form 10-K.
We met all capital adequacy requirements under the Basel III Capital Rules based upon phase-in rules as of December 31, 2016, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
Capital Management Actions
Total shareholders’ equity increased by 1.7% from $7.5 billion at December 31, 2015 to $7.6 billion at December 31, 2016. The increase in total shareholders’ equity is primarily due to net income of $469 million, partially offset by $126 million paid to repurchase and redeem a portion of our preferred stock, $108 million of dividends paid on preferred stock and common stock, repurchases of our common stock totaling $90 million, and a $74 million decline in the fair value of our AFS securities portfolio due largely to changes in the interest rate environment. During the first quarter of 2017, we repurchased an additional $45 million of common stock at an average price of $42.43 per share, leaving $45 million of buyback capacity remaining in the 2016 capital plan (which spans the timeframe of July 2016 to June 2017).
During the latter part of 2016, the market price of our common stock increased above the exercise price of common stock warrants on our common stock. As of December 31, 2016 we have 5.8 million common stock warrants at an exercise price of $36.27 per share which expire on November 14, 2018 and 29.3 million common stock warrants at an exercise price of $35.82 which expire on May 22, 2020. See Note 13 of the Notes to Consolidated Financial Statements for more information on our common stock warrants. Although there was no effect on our diluted shares for the full 2016 year, the increase in the market price of our common stock did increase our diluted shares for the fourth quarter of 2016, and will increase our diluted shares in 2017 if the market price continues to remain higher than the exercise price of the warrants. Schedule 35 presents the diluted shares from common stock warrants at various Zions Bancorporation common stock market prices as of February 16, 2017, excluding the effect of the change in exercise cost and warrant share multiplier from the payment of common stock dividends.
Schedule 35
IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation Common Stock Market Price	Diluted Shares (000s)
$35.00	0
40.00	4,357
45.00	7,849
50.00	10,642
55.00	12,928
The common dividend rate was increased to $0.08 per share during the third quarter of 2016 from $0.06 per share paid since the second quarter of 2015. We paid $57.8 million in dividends on common stock during 2016, compared to $45.2 million during 2015. During its January 2017 meeting, the Board of Directors declared a dividend of $0.08 per common share payable on February 23, 2017 to shareholders of record on February 16, 2017.
We paid preferred stock dividends of $50.1 million and $62.9 million during 2016 and 2015, respectively. We also recorded a one-time $9.8 million reduction to net earnings applicable to common shareholders as a result of the preferred stock redemption during 2016.
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The Company’ capital ratios as of December 31, 2016 and 2015 under Basel III and December 31, 2014 under Basel I are shown in Schedule 36.

Schedule 36
CAPITAL AND PERFORMANCE RATIOS

	2016	2015	2014

Tangible common equity ratio[1]	9.49%	9.63%	9.48%
Tangible equity ratio[1]	10.63	11.05	11.27
Average equity to average assets	12.77	13.03	12.57
Basel III risk-based capital ratios[2]:
Common equity tier 1 capital	12.07	12.22
Tier I leverage	11.09	11.26
Tier 1 risk-based	13.49	14.08
Total risk-based	15.24	16.12
Basel 1 risk-based capital ratios:
Tier 1 common			11.92
Tier 1 leverage			11.82
Tier 1 risk-based			14.47
Total risk-based			16.27
Return on average common equity	5.95	3.75	5.42
Tangible return on average tangible common equity[1]	7.07	4.55	6.70

[1]	See “GAAP to Non-GAAP Reconciliations” on page 28 for more information regarding these ratios.

[2]	Based on the applicable phase-in periods.
Note 18 of the Notes to Consolidated Financial Statements provides additional information on risk-based capital.
At December 31, 2016, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.7 billion and $7.6 billion, respectively, compared with $6.6 billion and $7.5 billion, respectively, at December 31, 2015.
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
Fair Value Estimates
We measure or monitor many of our assets and liabilities on a fair value basis. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase consistency and comparability in fair value measurements, GAAP has established a three-level hierarchy to prioritize the valuation inputs among (1) observable inputs that reflect quoted prices in active markets, (2) inputs other than quoted prices with observable market data, and (3) unobservable data such as the Company’s own data or single dealer nonbinding pricing quotes.
When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, the life of the asset and applicable growth rate, the risk of nonperformance, and other related assumptions.
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
Changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. When market data is not available, the Company uses valuation techniques requiring more management judgment to estimate the appropriate fair value.
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
Investment securities are valued using several methodologies, which depend on the nature of the security, availability of current market information, and other factors. Investment securities in an unrealized loss position are formally reviewed on a quarterly basis for the presence of other than temporary impairment (“OTTI”). OTTI is considered to have occurred if its fair value is below amortized cost and (1) we intend to sell the security, or (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criterion is a lower threshold than the “probable” criterion.
Notes 1, 5, 7, 9, and 20 of the Notes to Consolidated Financial Statements and the “Investment Securities Portfolio” on page 50 contain further information regarding the use of fair value estimates.
Allowance for Credit Losses
The ACL includes the ALLL and the RULC. The ALLL represents management’s estimate of probable losses believed to be inherent in the loan portfolio. The determination of the appropriate level of the allowance is based on periodic evaluations of the portfolios. This process includes both quantitative and qualitative analyses, as well as a qualitative review of the results. The qualitative review requires a significant amount of judgment, and is described in more detail in Note 6 of the Notes to Consolidated Financial Statements.

The RULC provides for potential losses associated with off-balance sheet lending commitments and standby letters of credit. The reserve is estimated using the same procedures and methodologies as for the ALLL, plus assumptions regarding the probability and amount of unfunded commitments being drawn.
Numerous components enter into the evaluation of the ALLL. Although we believe that our processes for determining an appropriate level for the allowance adequately address the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. As an example, if the probability of default risk grade for all pass-graded commercial and CRE loans was immediately downgraded one grade on our internal risk grading scale, the quantitatively determined amount of the ALLL at December 31, 2016 would increase by approximately $109 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in risk grades may have on the allowance estimate.
Although the qualitative process is subjective, it represents the Company’s best estimate of qualitative factors impacting the determination of the ALLL. Such factors include, but are not limited to, national and regional economic trends and indicators. We believe that given the procedures we follow in determining the ALLL for the loan portfolio, the various components used in the current estimation processes are appropriate.
Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 55 contains further information and more specific descriptions of the processes and methodologies used to estimate the ACL.
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
To determine the fair value, we generally use a combination of up to three separate methods: comparable publicly-traded financial service companies (primarily banks and bank holding companies) in the Western and Southwestern states (“Market Value”); where applicable, comparable acquisitions of financial services companies in the Western and Southwestern states (“Transaction Value”); and the discounted present value of management’s estimates of future cash flows. Critical assumptions that are used as part of these calculations include:

•	selection of comparable publicly-traded companies based on location, size, and business focus and composition;

•	selection of market comparable acquisition transactions based on location, size, business focus and composition, and date of the transaction;

•	the discount rate, which is based on Zions’ estimate of its cost of capital, applied to future cash flows;

•	the projections of future earnings and cash flows of the reporting unit;

•	the relative weight given to the valuations derived by the three methods described; and

•	the control premium associated with reporting units.
We apply a control premium in the Market Value approach to determine the reporting units’ equity values. Control premiums represent the ability of a controlling shareholder to change how the Company is managed and can cause the fair value of a reporting unit as a whole to exceed its market capitalization. Based on a review of historical bank acquisition transactions within the Company’s geographic footprint, and a comparison of the target banks’ market values 30 days prior to the announced transaction to the deal value, we have determined that a control premium ranging from 0% to 25% for the reporting units was appropriate at the most recent test date.
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
During the fourth quarter of 2016, we performed our annual goodwill impairment evaluation of the entire organization, effective October 1, 2016. Upon completion of the evaluation process, we concluded that none of our reporting units was impaired. Furthermore, the evaluation process determined that the fair values of Amegy, CB&T, and Zions Bank exceeded their carrying values by 16%, 30%, and 52%, respectively. Additionally, we performed a hypothetical sensitivity analysis on the discount rate assumption to evaluate the impact of an adverse change to this assumption. If the discount rate applied to future earnings were increased by 100bps, the fair values of Amegy, CB&T, and Zions Bank would exceed their carrying values by 14%, 28%, and 47%, respectively.
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
We had net DTAs of $250 million at December 31, 2016, compared with $203 million at December 31, 2015. The most significant portions of the deductible temporary differences relate to (1) the ALLL, (2) fair value adjustments or impairment write-downs related to securities, (3) pension and postretirement obligations, and (4) deferred compensation arrangements. No valuation allowance has been recorded as of December 31, 2016 related to DTAs except for a full valuation reserve related to certain acquired net operating losses from an immaterial nonbank subsidiary. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to (1) carry back net operating losses to prior tax periods, (2) utilize the reversal of taxable temporary differences to offset deductible temporary differences, (3) implement tax planning strategies that are prudent and feasible, and (4) generate future taxable income.
After considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that we will realize the existing DTAs and that an additional valuation allowance is not needed.
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are also reassessed on a regular basis. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. We have tax reserves at December 31, 2016 of approximately $3.5 million, net of federal and/or state benefits, primarily relating to uncertain tax positions for tax credits on technology initiatives.
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
Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 68 and is hereby incorporated by reference.

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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.
Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2016 and has also issued an attestation report, which is included herein, on internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation and Subsidiaries
We have audited Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Zions Bancorporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Zions Bancorporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Zions Bancorporation and subsidiaries and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 27, 2017

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
Audit Committee of the Board of Directors and Shareholders of Zions Bancorporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zions Bancorporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 27, 2017

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	December 31,
	2016	2015
ASSETS
Cash and due from banks	$737,327	$798,319
Money market investments:
Interest-bearing deposits	1,410,852	6,108,124
Federal funds sold and security resell agreements	568,334	619,758
Investment securities:
Held-to-maturity, at adjusted cost (approximate fair value $850,473 and $552,088)	867,904	545,648
Available-for-sale, at fair value	13,372,194	7,643,116
Trading account, at fair value	114,803	48,168
	14,354,901	8,236,932
Loans held for sale	171,934	149,880
Loans and leases, net of unearned income and fees	42,649,265	40,649,542
Less allowance for loan losses	567,522	606,048
Loans, net of allowance	42,081,743	40,043,494
Other noninterest-bearing investments	884,407	848,144
Premises, equipment and software, net	1,019,508	905,462
Goodwill	1,014,129	1,014,129
Core deposit and other intangibles	8,420	16,272
Other real estate owned	4,255	7,092
Other assets	983,355	916,937
	$63,239,165	$59,664,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$24,115,112	$22,276,664
Interest-bearing:
Savings and money market	26,363,908	25,672,356
Time	2,756,810	2,130,680
Foreign	—	294,391
	53,235,830	50,374,091
Federal funds and other short-term borrowings	827,269	346,987
Long-term debt	534,850	812,366
Reserve for unfunded lending commitments	64,911	74,838
Other liabilities	941,999	548,742
Total liabilities	55,604,859	52,157,024
Shareholders’ equity:
Preferred stock, without par value, authorized 4,400,000 shares	709,601	828,490
Common stock, without par value; authorized 350,000,000 shares; issued and outstanding 203,085,100 and 204,417,093 shares	4,724,715	4,766,731
Retained earnings	2,321,571	1,966,910
Accumulated other comprehensive income (loss)	(121,581)	(54,612)
Total shareholders’ equity	7,634,306	7,507,519
	$63,239,165	$59,664,543
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)	Year Ended December 31,
	2016	2015	2014
Interest income:
Interest and fees on loans	$1,728,706	$1,686,220	$1,729,652
Interest on money market investments	21,688	23,165	21,414
Interest on securities	203,920	124,086	101,936
Total interest income	1,954,314	1,833,471	1,853,002
Interest expense:
Interest on deposits	49,247	49,344	49,736
Interest on short- and long-term borrowings	37,719	68,867	123,262
Total interest expense	86,966	118,211	172,998
Net interest income	1,867,348	1,715,260	1,680,004
Provision for loan losses	92,775	40,035	(98,082)
Net interest income after provision for loan losses	1,774,573	1,675,225	1,778,086
Noninterest income:
Service charges and fees on deposit accounts	171,185	168,451	168,291
Other service charges, commissions and fees	207,666	186,907	178,053
Wealth management income	37,434	31,224	30,573
Loan sales and servicing income	35,466	30,731	29,154
Capital markets and foreign exchange	21,713	25,655	22,584
Dividends and other investment income	24,053	30,150	43,662
Fair value and nonhedge derivative income (loss)	2,206	(111)	(11,390)
Equity securities gains, net	7,168	11,875	13,471
Fixed income securities gains (losses), net	102	(138,735)	10,419
Impairment losses on investment securities	—	—	(27)
Less amounts recognized in other comprehensive income	—	—	—
Net impairment losses on investment securities	—	—	(27)
Other	8,616	11,094	7,914
Total noninterest income	515,609	357,241	492,704
Noninterest expense:
Salaries and employee benefits	982,531	972,712	956,411
Occupancy, net	125,273	119,529	115,701
Furniture, equipment and software, net	124,677	123,196	115,312
Other real estate expense, net	(1,597)	(647)	(1,251)
Credit-related expense	25,671	28,541	28,134
Provision for unfunded lending commitments	(9,927)	(6,238)	(8,629)
Professional and legal services	55,094	50,421	66,011
Advertising	22,143	25,314	25,100
FDIC premiums	39,675	34,422	32,174
Amortization of core deposit and other intangibles	7,853	9,247	10,923
Debt extinguishment cost	353	2,530	44,422
Other	213,528	221,580	265,059
Total noninterest expense	1,585,274	1,580,607	1,649,367
Income before income taxes	704,908	451,859	621,423
Income taxes	235,858	142,388	222,961
Net income	469,050	309,471	398,462
Preferred stock dividends	(47,982)	(62,857)	(71,894)
Preferred stock redemption	(9,759)	—	—
Net earnings applicable to common shareholders	$411,309	$246,614	$326,568
Weighted average common shares outstanding during the year:
Basic shares	203,855	203,265	192,207
Diluted shares	204,269	203,698	192,789
Net earnings per common share:
Basic	$2.00	$1.20	$1.68
Diluted	1.99	1.20	1.68
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	Year Ended December 31,
	2016	2015	2014

Net income	$469,050	$309,471	$398,462
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(73,985)	(23,409)	82,204
Reclassification of HTM securities to AFS securities	—	10,938	—
Reclassification to earnings for realized net fixed income securities losses (gains)	(63)	86,023	(6,447)
Reclassification to earnings for net credit-related impairment losses on investment securities	—	—	17
Accretion of securities with noncredit-related impairment losses not expected to be sold	—	—	1,111
Net unrealized gains (losses) on other noninterest-bearing investments	2,100	(2,552)	(390)
Net unrealized holding gains on derivative instruments	4,993	7,455	2,664
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(7,000)	(5,583)	(1,605)
Pension and postretirement	6,986	557	(13,494)
Other comprehensive income (loss)	(66,969)	73,429	64,060
Comprehensive income	402,081	382,900	462,522
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares	Amount

Balance at December 31, 2013	$1,003,970	184,677,696	$4,179,024	$1,473,670	$(192,101)	$6,464,563
Net income				398,462		398,462
Other comprehensive income, net of tax					64,060	64,060
Subordinated debt converted to preferred stock	41		(7)			34
Issuance of common stock		17,617,450	515,856			515,856
Net activity under employee plans and related tax benefits		719,757	28,982			28,982
Dividends on preferred stock				(71,894)		(71,894)
Dividends on common stock, $0.16 per share				(31,216)		(31,216)
Change in deferred compensation				683		683
Balance at December 31, 2014	1,004,011	203,014,903	4,723,855	1,769,705	(128,041)	7,369,530
Net income				309,471		309,471
Other comprehensive income, net of tax					73,429	73,429
Preferred stock redemption	(175,669)		3,069	(3,449)		(176,049)
Subordinated debt converted to preferred stock	148		(44)			104
Net activity under employee plans and related tax benefits		1,402,190	39,851			39,851
Dividends on preferred stock				(62,857)		(62,857)
Dividends on common stock, $0.22 per share				(45,133)		(45,133)
Change in deferred compensation				(827)		(827)
Balance at December 31, 2015	828,490	204,417,093	4,766,731	1,966,910	(54,612)	7,507,519
Net income				469,050		469,050
Other comprehensive income, net of tax					(66,969)	(66,969)
Preferred stock redemption	(118,889)		2,504	(9,759)		(126,144)
Common stock redeemed and retired		(2,888,946)	(90,057)			(90,057)
Net activity under employee plans and related tax benefits		1,556,953	45,537			45,537
Dividends on preferred stock				(47,982)		(47,982)
Dividends on common stock, $0.28 per share				(57,677)		(57,677)
Change in deferred compensation				1,029		1,029
Balance at December 31, 2016	$709,601	203,085,100	$4,724,715	$2,321,571	$(121,581)	$7,634,306
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$469,050	$309,471	$398,462
Adjustments to reconcile net income to net cash provided by operating activities:
Debt extinguishment cost	353	2,530	44,422
Provision for credit losses	82,848	33,797	(106,711)
Depreciation and amortization	123,086	85,878	57,691
Fixed income securities losses (gains), net	(102)	138,735	(10,419)
Deferred income tax expense (benefit)	(8,442)	(29,803)	25,938
Net decrease (increase) in trading securities	(66,635)	22,453	(36,045)
Net decrease (increase) in loans held for sale	972	(5,978)	38,610
Change in other liabilities	1,194	(5,759)	42,636
Change in other assets	(9,609)	(67,260)	(50,956)
Other, net	3,352	(19,712)	(23,287)
Net cash provided by operating activities	596,067	464,352	380,341
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	4,748,696	1,836,506	(105,066)
Proceeds from maturities and paydowns of investment securities held-to-maturity	93,306	123,178	108,404
Purchases of investment securities held-to-maturity	(415,654)	(61,036)	(164,704)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	3,787,309	1,681,280	1,779,327
Purchases of investment securities available-for-sale	(9,358,633)	(5,513,366)	(1,794,525)
Net change in loans and leases	(2,101,518)	(562,827)	(1,005,171)
Purchases of premises and equipment	(195,663)	(157,361)	(175,799)
Proceeds from sales of other real estate owned	20,146	24,806	54,056
Other, net	(14,243)	48,919	34,916
Net cash used in investing activities	(3,436,254)	(2,579,901)	(1,268,562)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,883,322	2,526,016	1,485,192
Net change in short-term funds borrowed	480,282	102,764	(96,125)
Repayments of long-term debt	(280,120)	(287,752)	(1,223,275)
Debt extinguishment costs paid	(353)	(2,530)	(35,435)
Company common stock repurchased and retired	(97,240)	(6,681)	(5,589)
Cash paid for preferred stock redemptions	(126,144)	(175,669)	—
Proceeds from the issuances of common and preferred stock	25,072	22,392	526,438
Dividends paid on common and preferred stock	(107,851)	(108,055)	(96,130)
Other, net	2,227	1,441	2,030
Net cash provided by financing activities	2,779,195	2,071,926	557,106
Net decrease in cash and due from banks	(60,992)	(43,623)	(331,115)
Cash and due from banks at beginning of year	798,319	841,942	1,173,057
Cash and due from banks at end of year	$737,327	$798,319	$841,942

Cash paid for interest	$83,338	$101,623	$152,783
Net cash paid for income taxes	214,300	131,665	182,954
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Zions Bancorporation (“the Parent”) is a financial holding company headquartered in Salt Lake City, Utah, which owns and operates a commercial bank. The Parent and its subsidiaries (collectively “the Company”) provide a full range of banking and related services in 11 Western and Southwestern states through seven separately managed and branded units as follows: Zions Bank, in Utah, Idaho and Wyoming; California Bank & Trust (“CB&T”); Amegy Bank (“Amegy”), in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”) which operates under that name in Washington and under the name The Commerce Bank of Oregon (“TCBO”) in Oregon. Pursuant to a Board resolution adopted November 21, 2014, The Commerce Bank of Oregon merged into TCBW effective March 31, 2015. The Parent also owns and operates certain nonbank subsidiaries that engage in financial services.
Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of the Parent and its majority-owned subsidiaries (“the Company,” “we,” “our,” “us”). Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting; those that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the financial services industry. References to GAAP, including standards promulgated by the Financial Accounting Standards Board (“FASB”), are made according to sections of the Accounting Standards Codification (“ASC”). Changes to the ASC are made with Accounting Standards Updates (“ASU”) that include consensus issues of the Emerging Issues Task Force (“EITF”). In certain cases, ASUs are issued jointly with International Financial Reporting Standards.
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
Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when a company is the primary beneficiary of the VIE. Current accounting guidance requires continuous analysis on a qualitative rather than a quantitative basis to determine the primary beneficiary of a VIE. At the commencement of our involvement and periodically thereafter, we consider our consolidation conclusions for all entities with which we are involved. As of December 31, 2016 and 2015, no VIEs have been consolidated in the Company’s financial statements.
Statement of Cash Flows
For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.
Security Resell Agreements
Security resell agreements represent overnight and term agreements with the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Company, or in some instances third parties on its behalf, take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as “securities sold, not yet purchased” and included as a liability in “Federal funds and other short-term borrowings.” At December 31, 2016, we held $347 million of securities for which we were permitted by contract to sell or repledge. Security resell agreements averaged $464 million during 2016, and the maximum amount outstanding at any month-end during 2016 was $2.2 billion.
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
We evaluate loans throughout their lives for signs of credit deterioration, which may impact the loan’s status, and potentially impact our accounting for that loan. Loan status categories include past due as to contractual payments, nonaccrual, impaired, and restructured (including trouble debt restructurings “TDRs”). Our accounting policies for these loan statuses and our estimation of the related allowance for loan losses (“ALLL”) are discussed further in Note 6.
In the ordinary course of business, we transfer portions of loans under participation agreements to manage credit risk and our portfolio concentration. We evaluate the loan participations to determine if they meet the appropriate accounting guidance to qualify as sales. Certain purchased loans require separate accounting procedures that are also discussed in Note 6.
The allowance for credit losses (“ACL”) includes the ALLL and the reserve for unfunded lending commitments (“RULC”), and represents our estimate of losses inherent in the loan portfolio that may be recognized from loans and lending commitments that are not recoverable. Further discussion of our estimation process for the ACL is included in Note 6.
Other Noninterest-Bearing Investments
These investments include investments in private equity funds (referred to in this document as private equity investments “PEIs”), venture capital securities, securities acquired for various debt and regulatory requirements, bank-owned life insurance, and certain other noninterest-bearing investments. See further discussions in Notes 5, 17 and 20.
Certain PEIs and venture capital securities are accounted for under the equity method and reported at fair value. Changes in fair value and gains and losses from sales are recognized in noninterest income. The values assigned to the securities where no market quotations exist are based upon available information and may not necessarily represent amounts that will ultimately be realized. Such estimated amounts depend on future circumstances and will not be realized until the individual securities are liquidated.
Bank-owned life insurance is accounted for at fair value based on the cash surrender values (“CSVs”) of the general account insurance policies. A third party service provides these values.
Other PEIs and those acquired for various debt and regulatory requirements are accounted for at cost. Periodic reviews are conducted for impairment by comparing carrying values with estimates of fair value determined according to the previous discussion.
Premises, Equipment and Software, Net
Premises, equipment and software, are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed primarily on the straight-line method, is charged to operations over the estimated useful lives of the properties, generally 25 to 40 years for buildings, 3 to 10 years for furniture and equipment, and 3 to 10 years for software, including capitalized costs related to the Company’s Core Transformation project to install new lending and deposit systems. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.
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
Commitments and Letters of Credit
In the ordinary course of business, we enter into commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The credit risk associated with these commitments is evaluated in a manner similar to the ALLL. The RULC is presented separately in the balance sheet.
Revenue Recognition
Service charges and fees on deposit accounts are recognized in accordance with published deposit account agreements for customer accounts or contractual agreements for commercial accounts. Other service charges, commissions and fees include interchange fees, bank services, and other fees, which are generally recognized when earned.
Share-Based Compensation
Share-based compensation generally includes grants of stock options, restricted stock, restricted stock units (“RSUs”), and other awards to employees and nonemployee directors. We recognize compensation expense in the statement of income based on the fair value of the associated share-based awards. See further discussion in Note 16.
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
Net Earnings Per Common Share
Net earnings per common share is based on net earnings applicable to common shareholders, which is net of preferred stock dividends. Basic net earnings per common share is based on the weighted average outstanding common shares during each year. Unvested share-based awards with rights to receive nonforfeitable dividends are considered participating securities and included in the computation of basic earnings per share. Diluted net earnings per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents. Stock options, restricted stock, RSUs, and stock warrants are converted to common stock equivalents using the treasury stock method. Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive. See further discussion in Note 15.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Company

ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The standard requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e. the additional paid-in capital pools will be eliminated). The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is changing. The standard also provides an entity the option to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur.
January 1, 2017
We plan to account for forfeitures when they occur. The cumulative effect adjustment of this election and the other requirements of the ASU are not expected to have a material impact on the Company’s financial statements.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard provides revised accounting guidance related to the accounting for and reporting of financial instruments. Some of the main provisions include:
– Equity investments that do not result in consolidation and are not accounted for under the equity method would be measured at fair value through net income.
– Changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option would be recognized in OCI.
– Elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost. However, it will require the use of exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.
January 1, 2018
We do not expect this guidance will have a material impact on the Company’s financial statements. We do not have a significant amount of equity securities classified as AFS. Additionally, we do not have any financial liabilities accounted for under the fair value option. Therefore, the transition adjustment upon adoption of this guidance is not expected to be material. We have formed a working group to evaluate the fair value measurements of financial instruments for disclosure purposes.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent related ASUs
The core principle of the new guidance is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The banking industry does not expect significant changes because major sources of revenue are from financial instruments that have been excluded from the scope of the new standard, (including loans, derivatives, debt and equity securities, etc.). However, these new standards affect other fees charged by banks, such as asset management fees, credit card interchange fees, deposit account fees, etc. Adoption may be made on a full retrospective basis with practical expedients, or on a modified retrospective basis with a cumulative effect adjustment. Additionally, the new guidance significantly increases the disclosures related to revenue recognition practices.
January 1, 2018
More than 75% of our revenue comes from net interest income, and is explicitly out of scope of the guidance. For our noninterest income, approximately 20% is out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, wealth management income, and other service charges, commissions and fees. We have created an implementation team that is analyzing the individual contracts in scope to determine if our current accounting will change. This review is expected to be complete in the second quarter of 2017. We plan to adopt this guidance using the modified retrospective transition method.

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Company (continued)
ASU 2016-02, Leases (Topic 842)
The standard requires that a lessee recognize assets and liabilities for leases with lease terms of more than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, the standard will require both types of leases to be recognized on the balance sheet. It also requires disclosures to better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.
January 1, 2019
We are currently evaluating the potential impact of this guidance on the Company’s financial statements. As of December 31, 2016, the Company had minimum noncancelable operating lease payments of $275 million that are being evaluated. The implementation team is working on gathering all key lease data elements to meet the requirements of the new guidance. Additionally, we are implementing new lease software that will accommodate the new accounting requirements.

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and HTM securities that are measured at amortized cost. The standard requires credit losses relating to AFS debt securities to be recorded through an ACL rather than a reduction of the carrying amount. It also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in current GAAP and expands certain disclosure requirements. Early adoption of the guidance is permitted as of January 1, 2019.
January 1, 2020
We have formed an implementation team led jointly by Credit and the Corporate Controller’s group, that also includes other lines of business and functions within the Company. The implementation team is working on developing models that can meet the requirements of the new guidance. While we expect this standard will have a material impact on the Company’s financial statements, we are still in process of conducting our evaluation.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The standard eliminates the requirement to calculate the implied fair value of goodwill (i.e. Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current guidance). The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The standard also continues to allow entities to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard is effective for the Company as of January 1, 2020. Early adoption is allowed for any goodwill impairment test performed after January 1, 2017.
January 1, 2020
We do not currently expect this guidance will have a material impact on the Company’s financial statements since the fair values of our reporting units were not lower than their respective carrying amounts at the time of our goodwill impairment analysis for 2016.

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards adopted by the Company
ASU 2014-15, Presentation of Financial Statements (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
The standard requires management to evaluate conditions or events, considered in the aggregate, that raise substantial doubts about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. The analysis must be completed for each annual and interim reporting period. Disclosure must be made if management’s evaluation reveals substantial doubt.
		January 1, 2016	Our adoption of this standard did not have a material impact on the accompanying financial statements.

ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
The new standard changes certain criteria in the variable interest model and the voting model to determine whether certain legal entities are VIEs and whether they should be consolidated. Additional disclosures are required for entities not currently considered VIEs, but may become VIEs under the new guidance and may be subject to consolidation. Adoption may be retrospective or modified retrospective with a cumulative effect adjustment.
		January 1, 2016	We do not currently consolidate any VIEs and our adoption of this standard did not have a material impact on the Company’s financial statements.

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
		January 1, 2016	Our adoption of this standard did not have a material impact on the accompanying financial statements.

3.	SUPPLEMENTAL CASH FLOW INFORMATION
Noncash activities are summarized as follows:

(In thousands)	Year Ended December 31,
	2016	2015	2014

Loans held for investment transferred to other real estate owned	$14,632	$11,924	$25,189
Loans held for investment reclassified to (from) loans held for sale, net	50,353	5,048	(26,272)
Adjusted cost of HTM securities reclassified as AFS securities	—	79,276	—
AFS securities purchased, not settled	395,079	—	—

Prior period amounts in the Consolidated Statements of Cash Flows have been adjusted to reflect a reclassification of certain items. These reclassifications resulted in a decrease in net cash provided by operating activities of $70.8 million and $74.0 million in 2015 and 2014, respectively. Net cash used in investing decreased by the same amounts.

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	December 31, 2016
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$568,334	$—	$568,334	$—	$—	$568,334
Derivatives (included in other assets)	64,195	—	64,195	(17,118)	(162)	46,915
	$632,529	$—	$632,529	$(17,118)	$(162)	$615,249
Liabilities:
Federal funds and other short-term borrowings	$827,269	$—	$827,269	$—	$—	$827,269
Derivatives (included in other liabilities)	59,221	—	59,221	(17,118)	(16,570)	25,533
	$886,490	$—	$886,490	$(17,118)	$(16,570)	$852,802

	December 31, 2015
(In thousands)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$619,758	$—	$619,758	$—	$—	$619,758
Derivatives (included in other assets)	77,638	—	77,638	(6,990)		70,648
	$697,396	$—	$697,396	$(6,990)	$—	$690,406
Liabilities:
Federal funds and other short-term borrowings	$346,987	$—	$346,987	$—	$—	$346,987
Derivatives (included in other liabilities)	72,568	—	72,568	(6,990)	(60,923)	4,655
	$419,555	$—	$419,555	$(6,990)	$(60,923)	$351,642
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
Investment Securities
Securities are classified as HTM, AFS or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”). Trading securities are carried at fair value with gains and losses recognized in current period earnings. The purchase premiums and discounts for both HTM and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest income in the period the principal is reduced. Note 20 discusses the process to estimate fair value for investment securities.

	December 31, 2016
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$867,904	$5,975	$23,406	$850,473
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,845,825	2,338	9,188	1,838,975
Agency guaranteed mortgage-backed securities	7,985,630	6,596	109,392	7,882,834
Small Business Administration loan-backed securities	2,297,935	8,439	18,507	2,287,867
Municipal securities	1,181,560	969	28,319	1,154,210
Other debt securities	25,359	103	1,570	23,892
	13,336,309	18,445	166,976	13,187,778
Money market mutual funds and other	184,407	9	—	184,416
	13,520,716	18,454	166,976	13,372,194
Total	$14,388,620	$24,429	$190,382	$14,222,667

	December 31, 2015
(In thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$545,648	$11,218	$4,778	$552,088
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,231,740	4,313	2,658	1,233,395
Agency guaranteed mortgage-backed securities	3,964,593	7,919	36,037	3,936,475
Small Business Administration loan-backed securities	1,932,817	12,602	14,445	1,930,974
Municipal securities	417,374	2,177	856	418,695
Other debt securities	25,454	152	2,665	22,941
	7,571,978	27,163	56,661	7,542,480
Money market mutual funds and other	100,612	61	37	100,636
	7,672,590	27,224	56,698	7,643,116
Total	$8,218,238	$38,442	$61,476	$8,195,204

Collateralized Debt Obligation Securities - Sales and Paydowns
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
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of December 31, 2016 by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In thousands)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$181,416	$181,686	$1,548,685	$1,532,345
Due after one year through five years	276,753	276,470	4,971,404	4,920,537
Due after five years through ten years	198,667	195,541	4,305,373	4,251,664
Due after ten years	211,068	196,776	2,510,847	2,483,232
	$867,904	$850,473	$13,336,309	$13,187,778
The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	December 31, 2016
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$15,754	$467,056	$7,652	$61,389	$23,406	$528,445
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	8,682	949,608	506	127,249	9,188	1,076,857
Agency guaranteed mortgage-backed securities	102,524	6,649,246	6,868	326,417	109,392	6,975,663
Small Business Administration loan-backed securities	2,490	527,472	16,017	840,535	18,507	1,368,007
Municipal securities	28,077	991,973	242	9,103	28,319	1,001,076
Other	—	—	1,570	13,433	1,570	13,433
	141,773	9,118,299	25,203	1,316,737	166,976	10,435,036
Mutual funds and other	—	—	—	—	—	—
	141,773	9,118,299	25,203	1,316,737	166,976	10,435,036
Total	$157,527	$9,585,355	$32,855	$1,378,126	$190,382	$10,963,481

	December 31, 2015
	Less than 12 months		12 months or more		Total
(In thousands)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4,521	$122,197	$257	$13,812	$4,778	$136,009
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2,176	559,196	482	131,615	2,658	690,811
Agency guaranteed mortgage-backed securities	34,583	3,639,824	1,454	65,071	36,037	3,704,895
Small Business Administration loan-backed securities	5,348	567,365	9,097	535,376	14,445	1,102,741
Municipal securities	735	102,901	121	5,733	856	108,634
Other	—	—	2,665	12,337	2,665	12,337
	42,842	4,869,286	13,819	750,132	56,661	5,619,418
Mutual funds and other	37	35,488	—	—	37	35,488
	42,879	4,904,774	13,819	750,132	56,698	5,654,906
Total	$47,400	$5,026,971	$14,076	$763,944	$61,476	$5,790,915
At December 31, 2016 and 2015, respectively, 642 and 187 HTM and 2,398 and 709 AFS investment securities were in an unrealized loss position.
Other-Than-Temporary Impairment
Ongoing Policy
We review investment securities on a quarterly basis for the presence of OTTI. We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date (the majority of the investment portfolio are debt securities). Under these circumstances, OTTI is considered to have occurred if (1) we have formed a documented intent to sell identified securities or initiated such sales; (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.
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

OTTI Conclusions
The following summarizes the conclusions from our OTTI evaluation for those security types that had significant gross unrealized losses at December 31, 2016:
Agency Guaranteed Mortgage-Backed Securities: These pass-through securities are comprised largely of fixed and floating-rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation. They were generally purchased at premiums with maturity dates from 10 to 15 years for fixed-rate securities and 30 years for floating-rate securities. These securities benefit from certain guarantee provisions or, in the case of GNMA, direct U.S. government guarantees. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2016, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during 2016.
Small Business Administration Loan-Backed Securities: These securities were generally purchased at premiums with maturities from 5 to 25 years and have principal cash flows guaranteed by the small business administration (“SBA”). Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2016, we did not have an intent to sell identified SBA securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during 2016.
Municipal Securities: These securities were fixed or variable-rate securities purchased at premiums or at par and with maturities from 1 to 30 years. Unrealized losses may relate to changes in interest rates subsequent to purchase and/or may be attributable to credit. Securities with significant credit deterioration and fair value declines are subject to further assessment for impairment including analysis of the creditworthiness of the issuer.  We take into account all available information relevant to the collectability of municipal security, including the extent and nature of change in fair value; recent events specific to the issuer; current analysts’ evaluations; and other key measures. At December 31, 2016, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. Therefore, we did not record OTTI for these securities during 2016.
The following is a tabular rollforward of the total amount of credit-related OTTI, including amounts recognized in earnings:

(In thousands)	2016			2015
	HTM	AFS	Total	HTM	AFS	Total

Balance of credit-related OTTI at beginning of year	$—	$—	$—	$(9,079)	$(95,472)	$(104,551)
Transfers from HTM to AFS	—	—	—	9,079	(9,079)	—
Reductions for securities sold or paid off during the year	—	—	—	—	104,551	104,551
Balance of credit-related OTTI at end of year	$—	$—	$—	$—	$—	$—

[1]	Relates to securities not previously impaired.

[2]	Relates to additional impairment on securities previously impaired.
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

The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	2016		2015		2014
(In thousands)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses
Investment securities:
Held-to-maturity	$12	$—	$1	$—	$18	$27
Available-for-sale	120	30	8,443	147,656	92,525	83,815
Other noninterest-bearing investments	21,176	14,008	25,045	12,693	23,706	8,544
	21,308	14,038	33,489	160,349	116,249	92,386
Net gains (losses)		$7,270		$(126,860)		$23,863
Statement of income information:
Net impairment losses on investment securities		$—		$—		$(27)
Equity securities gains, net		7,168		11,875		13,471
Fixed income securities gains (losses), net		102		(138,735)		10,419
Net gains (losses)		$7,270		$(126,860)		$23,863
Interest income by security type is as follows:

(In thousands)	2016			2015			2014
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$10,306	$12,628	$22,934	$12,777	$10,892	$23,669	$14,770	$11,264	$26,034
Available-for-sale	166,281	11,582	177,863	94,877	3,326	98,203	71,365	2,558	73,923
Trading	3,123	—	3,123	2,214	—	2,214	1,979	—	1,979
	$179,710	$24,210	$203,920	$109,868	$14,218	$124,086	$88,114	$13,822	$101,936
Investment securities with a carrying value of approximately $1.4 billion and $2.3 billion at December 31, 2016 and 2015, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
Private Equity Investments
Effect of Volcker Rule
The Volcker Rule, as published pursuant to the Dodd-Frank Act in December 2013 and amended in January 2014, significantly restricted certain activities by covered bank holding companies, including restrictions on certain types of securities, proprietary trading, and private equity investing. The Company’s PEIs consist of Small Business Investment Companies (“SBICs”) and non-SBICs. Following the sales of its CDO securities, the only prohibited investments under the Volcker Rule requiring divestiture by the Company were certain of its PEIs. Of the recorded PEIs of $139 million at December 31, 2016, approximately $6 million remain prohibited by the Volcker Rule.
As of December 31, 2016, we have sold a total of $19 million of PEIs during 2016 and 2015, including $10 million during 2016 and $9 million during 2015. All of these sales were related to prohibited PEIs and resulted in insignificant amounts of realized gains or losses. We will dispose of the remaining $6 million of prohibited PEIs before the required deadline. The Federal Reserve Board (“FRB”) announced in December 2016 that it would allow banks to apply for an additional five-year extension to comply with the Dodd-Frank Act requirement for these investments. The Company applied for an extension for the vast majority of its remaining portfolio of PEIs. See other discussion in Notes 17.
As discussed in Note 17, we have $26 million at December 31, 2016 of unfunded commitments for PEIs, of which approximately $4 million relate to prohibited PEIs. Until we dispose of the prohibited PEIs, we expect to fund these commitments if and as capital calls are made, as allowed under the Volcker Rule.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

	December 31,
(In thousands)	2016	2015

Loans held for sale	$171,934	$149,880
Commercial:
Commercial and industrial	$13,451,886	$13,211,481
Leasing	422,969	441,666
Owner-occupied	6,961,807	7,150,028
Municipal	778,335	675,839
Total commercial	21,614,997	21,479,014
Commercial real estate:
Construction and land development	2,018,655	1,841,502
Term	9,322,138	8,514,401
Total commercial real estate	11,340,793	10,355,903
Consumer:
Home equity credit line	2,645,192	2,416,357
1-4 family residential	5,890,714	5,382,099
Construction and other consumer real estate	486,712	385,240
Bankcard and other revolving plans	481,063	443,780
Other	189,794	187,149
Total consumer	9,693,475	8,814,625
Total loans	$42,649,265	$40,649,542
Loan balances are presented net of unearned income and fees, which amounted to $77.0 million at December 31, 2016 and $81.0 million at December 31, 2015.
Owner-occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $19.9 million at December 31, 2016 and $26.2 million at December 31, 2015.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $289.8 million at December 31, 2016, and $288.0 million at December 31, 2015.
Loans with a carrying value of approximately $24.0 billion at December 31, 2016 and $19.4 billion at December 31, 2015 have been pledged at the Federal Reserve and various Federal Home Loan Banks (“FHLBs”) as collateral for potential borrowings.
We sold loans totaling $1.4 billion in 2016, $1.4 billion in 2015, and $1.2 billion in 2014, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The loans are mainly sold to U.S. government agencies or participated to third parties. We generally have continuing involvement with the transferred loans, typically in the form of servicing rights or securities that are backed by the transferred loans in addition to a guarantee from the respective agency. The securities we receive in a loan transfer are not restricted from being pledged or exchanged. Amounts added to loans held for sale during these years were $1.4 billion, $1.4 billion, and $1.2 billion, respectively.

The principal balance of sold loans for which we retain servicing was approximately $2.0 billion at both December 31, 2016 and December 31, 2015. Income from loans sold, excluding servicing, was $18.1 million in 2016, $17.8 million in 2015, and $15.1 million in 2014.
Allowance for Credit Losses
The ACL consists of the ALLL and the RULC.
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

•	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices;

•	Changes in international, national, regional, and local economic and business conditions;

•	Changes in the nature and volume of the portfolio and in the terms of loans;

•	Changes in the experience, ability, and depth of lending management and other relevant staff;

•	Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	Changes in the quality of the loan review system;

•	Changes in the value of underlying collateral for collateral-dependent loans;

•	The existence and effect of any concentration of credit, and changes in the level of such concentrations;

•	The effect of other external factors such as competition and legal and regulatory requirements;

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
Changes in the allowance for credit losses are summarized as follows:

	December 31, 2016
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$454,277	$113,992	$37,779	$606,048
Additions:
Provision for loan losses	92,796	217	(238)	92,775
Adjustment for FDIC-supported/PCI loans	—	—	—	—
Deductions:
Gross loan and lease charge-offs	(169,260)	(12,146)	(15,959)	(197,365)
Recoveries	42,907	13,864	9,293	66,064
Net loan and lease (charge-offs) recoveries	(126,353)	1,718	(6,666)	(131,301)
Balance at end of year	$420,720	$115,927	$30,875	$567,522
Reserve for unfunded lending commitments
Balance at beginning of year	$57,696	$16,526	$616	$74,838
Provision credited to earnings	(3,464)	(5,847)	(616)	(9,927)
Balance at end of year	$54,232	$10,679	$—	$64,911
Total allowance for credit losses
Allowance for loan losses	$420,720	$115,927	$30,875	$567,522
Reserve for unfunded lending commitments	54,232	10,679	—	64,911
Total allowance for credit losses	$474,952	$126,606	$30,875	$632,433

	December 31, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$412,514	$145,009	$47,140	$604,663
Additions:
Provision for loan losses	96,995	(51,777)	(5,183)	40,035
Adjustment for FDIC-supported/PCI loans	(57)	57	5	5
Deductions:
Gross loan and lease charge-offs	(110,437)	(14,194)	(14,298)	(138,929)
Recoveries	55,262	34,897	10,115	100,274
Net loan and lease charge-offs	(55,175)	20,703	(4,183)	(38,655)
Balance at end of year	$454,277	$113,992	$37,779	$606,048
Reserve for unfunded lending commitments
Balance at beginning of year	$58,931	$21,517	$628	$81,076
Provision credited to earnings	(1,235)	(4,991)	(12)	(6,238)
Balance at end of year	$57,696	$16,526	$616	$74,838
Total allowance for credit losses
Allowance for loan losses	$454,277	$113,992	$37,779	$606,048
Reserve for unfunded lending commitments	57,696	16,526	616	74,838
Total allowance for credit losses	$511,973	$130,518	$38,395	$680,886
The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	December 31, 2016
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$55,951	$2,620	$5,995	$64,566
Collectively evaluated for impairment	364,703	113,202	24,483	502,388
Purchased loans with evidence of credit deterioration	66	105	397	568
Total	$420,720	$115,927	$30,875	$567,522
Outstanding loan balances
Individually evaluated for impairment	$466,187	$78,190	$75,063	$619,440
Collectively evaluated for impairment	21,111,071	11,230,486	9,611,096	41,952,653
Purchased loans with evidence of credit deterioration	37,739	32,117	7,316	77,172
Total	$21,614,997	$11,340,793	$9,693,475	$42,649,265

	December 31, 2015
(In thousands)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$36,909	$3,154	$9,462	$49,525
Collectively evaluated for impairment	417,295	110,417	27,866	555,578
Purchased loans with evidence of credit deterioration	73	421	451	945
Total	$454,277	$113,992	$37,779	$606,048
Outstanding loan balances
Individually evaluated for impairment	$289,629	$107,341	$92,605	$489,575
Collectively evaluated for impairment	21,129,125	10,193,840	8,712,079	40,035,044
Purchased loans with evidence of credit deterioration	60,260	54,722	9,941	124,923
Total	$21,479,014	$10,355,903	$8,814,625	$40,649,542
Nonaccrual and Past Due Loans
Loans are generally placed on nonaccrual status when payment in full of principal and interest is not expected, or the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Factors we consider in determining whether a loan is placed on nonaccrual include delinquency status, collateral-value, borrower or guarantor financial statement information, bankruptcy status, and other information which would indicate that the full and timely collection of interest and principal is uncertain.
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

Nonaccrual loans are summarized as follows:

	December 31,
(In thousands)	2016	2015

Loans held for sale	$40,330	$—
Commercial:
Commercial and industrial	$354,172	$163,906
Leasing	13,920	3,829
Owner-occupied	73,794	73,881
Municipal	852	951
Total commercial	442,738	242,567
Commercial real estate:
Construction and land development	7,109	7,045
Term	29,012	40,253
Total commercial real estate	36,121	47,298
Consumer:
Home equity credit line	10,842	8,270
1-4 family residential	35,577	50,254
Construction and other consumer real estate	1,677	748
Bankcard and other revolving plans	1,235	537
Other	139	186
Total consumer loans	49,470	59,995
Total	$528,329	$349,860
Past due loans (accruing and nonaccruing) are summarized as follows:

	December 31, 2016
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$171,934	$—	$—	$—	$171,934	$—	$40,330
Commercial:
Commercial and industrial	$13,306,132	$71,446	$74,308	$145,754	$13,451,886	$10,321	$286,883
Leasing	422,969	—	—	—	422,969	—	13,920
Owner-occupied	6,893,739	40,655	27,413	68,068	6,961,807	7,450	43,148
Municipal	778,334	—	1	1	778,335	1	852
Total commercial	21,401,174	112,101	101,722	213,823	21,614,997	17,772	344,803
Commercial real estate:
Construction and land development	2,009,344	7,208	2,103	9,311	2,018,655	368	310
Term	9,290,756	8,806	22,576	31,382	9,322,138	12,349	18,469
Total commercial real estate	11,300,100	16,014	24,679	40,693	11,340,793	12,717	18,779
Consumer:
Home equity credit line	2,635,321	3,868	6,003	9,871	2,645,192	1,500	4,474
1-4 family residential	5,857,429	11,982	21,303	33,285	5,890,714	121	11,342
Construction and other consumer real estate	479,383	3,258	4,071	7,329	486,712	2,557	162
Bankcard and other revolving plans	477,426	2,406	1,231	3,637	481,063	1,181	1,151
Other	189,044	711	39	750	189,794	—	70
Total consumer loans	9,638,603	22,225	32,647	54,872	9,693,475	5,359	17,199
Total	$42,339,877	$150,340	$159,048	$309,388	$42,649,265	$35,848	$380,781

	December 31, 2015
(In thousands)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$149,880	$—	$—	$—	$149,880	$—	$—
Commercial:
Commercial and industrial	$13,114,045	$60,523	$36,913	$97,436	$13,211,481	$3,065	$117,942
Leasing	440,963	183	520	703	441,666	—	3,309
Owner-occupied	7,085,086	37,776	27,166	64,942	7,150,028	3,626	43,984
Municipal	668,207	7,586	46	7,632	675,839	46	951
Total commercial	21,308,301	106,068	64,645	170,713	21,479,014	6,737	166,186
Commercial real estate:
Construction and land development	1,835,360	842	5,300	6,142	1,841,502	—	1,745
Term	8,469,390	10,424	34,587	45,011	8,514,401	21,697	24,867
Total commercial real estate	10,304,750	11,266	39,887	51,153	10,355,903	21,697	26,612
Consumer:
Home equity credit line	2,407,972	4,717	3,668	8,385	2,416,357	—	3,053
1-4 family residential	5,340,549	14,828	26,722	41,550	5,382,099	1,036	20,939
Construction and other consumer real estate	374,987	8,593	1,660	10,253	385,240	1,337	408
Bankcard and other revolving plans	440,358	1,861	1,561	3,422	443,780	1,217	146
Other	186,436	647	66	713	187,149	—	83
Total consumer loans	8,750,302	30,646	33,677	64,323	8,814,625	3,590	24,629
Total	$40,363,353	$147,980	$138,209	$286,189	$40,649,542	$32,024	$217,427

[1]	Represents nonaccrual loans not past due more than 30 days; however, full payment of principal and interest is still not expected.
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
We generally assign internal risk grades to commercial and CRE loans with commitments equal to or greater than $750,000 based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. For these larger loans, we assign one of multiple grades within the Pass classification or one of the following four grades: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged off. We confirm our internal risk grades quarterly, or as soon as we identify information that affects the credit risk of the loan
For consumer loans and certain small commercial and CRE loans with commitments less than $750,000, we generally assign internal risk grades similar to those described previously based on automated rules that depend on refreshed credit scores, payment performance, and other risk indicators. These are generally assigned either a Pass or Substandard grade and are reviewed as we identify information that might warrant a grade change.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	December 31, 2016
(In thousands)	Pass	Special mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$12,184,707	$266,027	$997,872	$3,280	$13,451,886
Leasing	387,275	4,689	30,017	988	422,969
Owner-occupied	6,560,030	96,464	305,313	—	6,961,807
Municipal	765,025	7,236	6,074	—	778,335
Total commercial	19,897,037	374,416	1,339,276	4,268	21,614,997	$420,720
Commercial real estate:
Construction and land development	1,941,411	51,931	25,313	—	2,018,655
Term	9,096,745	81,698	143,695	—	9,322,138
Total commercial real estate	11,038,156	133,629	169,008	—	11,340,793	115,927
Consumer:
Home equity credit line	2,629,285	—	15,907	—	2,645,192
1-4 family residential	5,850,771	—	39,943	—	5,890,714
Construction and other consumer real estate	482,167	—	4,545	—	486,712
Bankcard and other revolving plans	477,756	—	3,307	—	481,063
Other	189,360	—	434	—	189,794
Total consumer loans	9,629,339	—	64,136	—	9,693,475	30,875
Total	$40,564,532	$508,045	$1,572,420	$4,268	$42,649,265	$567,522

	December 31, 2015
(In thousands)	Pass	Special mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$12,007,076	$399,847	$804,403	$155	$13,211,481
Leasing	411,131	5,166	25,369	—	441,666
Owner-occupied	6,720,052	139,784	290,192	—	7,150,028
Municipal	663,903	—	11,936	—	675,839
Total commercial	19,802,162	544,797	1,131,900	155	21,479,014	$454,277
Commercial real estate:
Construction and land development	1,786,610	42,348	12,544	—	1,841,502
Term	8,319,348	47,245	139,036	8,772	8,514,401
Total commercial real estate	10,105,958	89,593	151,580	8,772	10,355,903	113,992
Consumer:
Home equity credit line	2,404,635	—	11,722	—	2,416,357
1-4 family residential	5,325,519	—	56,580	—	5,382,099
Construction and other consumer real estate	381,738	—	3,502	—	385,240
Bankcard and other revolving plans	440,282	—	3,498	—	443,780
Other	186,836	—	313	—	187,149
Total consumer loans	8,739,010	—	75,615	—	8,814,625	37,779
Total	$38,647,130	$634,390	$1,359,095	$8,927	$40,649,542	$606,048
Impaired Loans
Loans are considered impaired when, based on currprobent information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. For our non-purchased credit-impaired loans, if a nonaccrual loan has a balance greater than $1 million, or if a loan is a TDR, including TDRs that subsequently default, or if the loan is no longer reported as a TDR, we individually evaluate the loan for impairment and estimate a specific reserve for the loan for all portfolio segments under applicable accounting guidance. Smaller nonaccrual loans are pooled for ALLL estimation purposes. Purchased credit-impaired (“PCI”) loans are included in impaired loans and are accounted for under separate accounting guidance. See subsequent discussion under Purchased Loans.
When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge-off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the years ended December 31, 2016 and 2015 was not significant.
Information on all impaired loans is summarized as follows, including the average recorded investment and interest income recognized for the years ended December 31, 2016 and 2015:

	December 31, 2016					Year Ended December 31, 2016
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$469,880	$82,197	$310,740	$392,937	$52,164	$332,775	$4,783
Owner-occupied	110,779	70,983	29,713	100,696	3,138	98,903	9,082
Municipal	1,331	852	—	852	—	892	—
Total commercial	581,990	154,032	340,453	494,485	55,302	432,570	13,865
Commercial real estate:
Construction and land development	21,891	7,093	6,614	13,707	224	10,906	2,325
Term	78,991	52,987	16,725	69,712	1,305	76,421	12,810
Total commercial real estate	100,882	60,080	23,339	83,419	1,529	87,327	15,135
Consumer:
Home equity credit line	24,531	15,466	6,831	22,297	477	21,680	1,324
1-4 family residential	59,271	27,366	28,430	55,796	5,549	56,573	1,683
Construction and other consumer real estate	3,128	859	1,763	2,622	364	2,487	132
Bankcard and other revolving plans	—	—	—	—	—	—	18
Other	1,592	1,110	30	1,140	2	2,019	353
Total consumer loans	88,522	44,801	37,054	81,855	6,392	82,759	3,510
Total	$771,394	$258,913	$400,846	$659,759	$63,223	$602,656	$32,510

	December 31, 2015					Year Ended December 31, 2015
(In thousands)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$272,161	$44,190	$163,729	$207,919	$30,538	$153,756	$7,506
Owner-occupied	141,526	83,024	43,243	126,267	5,486	125,777	12,450
Municipal	1,430	951	—	951	—	994	—
Total commercial	415,117	128,165	206,972	335,137	36,024	280,527	19,956
Commercial real estate:
Construction and land development	22,791	5,076	9,558	14,634	618	16,192	6,410
Term	142,239	82,864	34,361	117,225	2,604	111,074	16,971
Total commercial real estate	165,030	87,940	43,919	131,859	3,222	127,266	23,381
Consumer:
Home equity credit line	27,064	18,980	5,319	24,299	243	22,050	1,547
1-4 family residential	74,009	29,540	41,155	70,695	8,736	96,482	2,616
Construction and other consumer real estate	2,741	989	1,014	2,003	173	2,288	123
Bankcard and other revolving plans	—	—	—	—	—	1	102
Other	3,187	36	2,570	2,606	299	3,781	838
Total consumer loans	107,001	49,545	50,058	99,603	9,451	124,602	5,226
Total	$687,148	$265,650	$300,949	$566,599	$48,697	$532,395	$48,563
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
Trouble debt restructurings (“TDRs”) are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Bank is willing to accept for a new loan with comparable risk may not be reported as a TDR or an impaired loan in the calendar years subsequent to the restructuring if it is in compliance with its modified terms.

Selected information on TDRs at year-end that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	December 31, 2016
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$241	$18,674	$—	$67	$43	$27,679	$46,704
Owner-occupied	2,543	191	887	—	7,832	10,616	22,069
Total commercial	2,784	18,865	887	67	7,875	38,295	68,773
Commercial real estate:
Construction and land development	40	3,425	—	—	—	3,414	6,879
Term	4,491	224	162	979	1,776	10,403	18,035
Total commercial real estate	4,531	3,649	162	979	1,776	13,817	24,914
Consumer:
Home equity credit line	195	1,451	9,903	4	161	2,554	14,268
1-4 family residential	2,301	419	6,476	252	2,608	29,487	41,543
Construction and other consumer real estate	160	226	13	—	—	897	1,296
Other	—	—	122	—	—	—	122
Total consumer loans	2,656	2,096	16,514	256	2,769	32,938	57,229
Total accruing	9,971	24,610	17,563	1,302	12,420	85,050	150,916
Nonaccruing
Commercial:
Commercial and industrial	775	185	—	1,085	33,037	24,716	59,798
Owner-occupied	601	837	—	2,821	1,045	12,482	17,786
Municipal	—	852	—	—	—	—	852
Total commercial	1,376	1,874	—	3,906	34,082	37,198	78,436
Commercial real estate:
Construction and land development	—	39	—	—	1,725	—	1,764
Term	1,659	1,058	—	—	2,474	2,939	8,130
Total commercial real estate	1,659	1,097	—	—	4,199	2,939	9,894
Consumer:
Home equity credit line	—	431	1,036	35	—	670	2,172
1-4 family residential	—	158	1,643	292	1,253	4,830	8,176
Construction and other consumer real estate	—	88	92	1,145	1	—	1,326
Total consumer loans	—	677	2,771	1,472	1,254	5,500	11,674
Total nonaccruing	3,035	3,648	2,771	5,378	39,535	45,637	100,004
Total	$13,006	$28,258	$20,334	$6,680	$51,955	$130,687	$250,920

	December 31, 2015
	Recorded investment resulting from the following modification types:
(In thousands)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$202	$3,236	$13	$100	$23,207	$34,473	$61,231
Owner-occupied	1,999	681	929	—	9,879	16,339	29,827
Total commercial	2,201	3,917	942	100	33,086	50,812	91,058
Commercial real estate:
Construction and land development	94	—	—	—	—	9,698	9,792
Term	4,696	638	166	976	2,249	20,833	29,558
Total commercial real estate	4,790	638	166	976	2,249	30,531	39,350
Consumer:
Home equity credit line	192	2,147	9,763	—	164	3,155	15,421
1-4 family residential	2,669	353	6,747	433	3,440	32,903	46,545
Construction and other consumer real estate	174	384	—	—	—	1,152	1,710
Other	—	—	—	—	—	—	—
Total consumer loans	3,035	2,884	16,510	433	3,604	37,210	63,676
Total accruing	10,026	7,439	17,618	1,509	38,939	118,553	194,084
Nonaccruing
Commercial:
Commercial and industrial	28	455	—	1,879	3,577	49,617	55,556
Owner-occupied	685	1,669	—	724	34	16,335	19,447
Municipal	—	951	—	—	—	—	951
Total commercial	713	3,075	—	2,603	3,611	65,952	75,954
Commercial real estate:
Construction and land development	—	333	—	—	3,156	208	3,697
Term	1,844	—	—	—	2,960	5,203	10,007
Total commercial real estate	1,844	333	—	—	6,116	5,411	13,704
Consumer:
Home equity credit line	7	500	1,400	54	—	233	2,194
1-4 family residential	—	275	2,052	136	1,180	7,299	10,942
Construction and other consumer real estate	—	101	17	48	—	44	210
Total consumer loans	7	876	3,469	238	1,180	7,576	13,346
Total nonaccruing	2,564	4,284	3,469	2,841	10,907	78,939	103,004
Total	$12,590	$11,723	$21,087	$4,350	$49,846	$197,492	$297,088

[1]
Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.
Unused commitments to extend credit on TDRs amounted to approximately $14.3 million at December 31, 2016 and $7.5 million at December 31, 2015.
The total recorded investment of all TDRs in which interest rates were modified below market was $127.9 million and $188.0 million at December 31, 2016 and 2015, respectively. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.

The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In thousands)	2016	2015
Commercial:
Commercial and industrial	$(297)	$(261)
Owner-occupied	(200)	(279)
Total commercial	(497)	(540)
Commercial real estate:
Construction and land development	(4)	(90)
Term	(278)	(378)
Total commercial real estate	(282)	(468)
Consumer:
Home equity credit line	—	(2)
1-4 family residential	(825)	(1,037)
Construction and other consumer real estate	(19)	(27)
Total consumer loans	(844)	(1,066)
Total decrease to interest income [1]	$(1,623)	$(2,074)

[1]	Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.
As of December 31, 2016, the recorded investment of accruing and nonaccruing TDRs that had a payment default during the year listed below (and are still in default at year-end) and are within 12 months or less of being modified as TDRs is as follows:

(In thousands)	December 31, 2016			December 31, 2015
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$28	$618	$646	$883	$116	$999
Owner-occupied	—	822	822	—	1,684	1,684
Total commercial	28	1,440	1,468	883	1,800	2,683
Commercial real estate:
Construction and land development	—	—	—	—	—	—
Term	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Consumer:
Home equity credit line	—	132	132	—	—	—
1-4 family residential	—	308	308	—	722	722
Construction and other consumer real estate	—	1,128	1,128	—	—	—
Total consumer loans	—	1,568	1,568	—	722	722
Total	$28	$3,008	$3,036	$883	$2,522	$3,405
Note: Total loans modified as TDRs during the 12 months previous to December 31, 2016 and 2015 were $72.5 million and $134.0 million, respectively.
At December 31, 2016 and 2015, the amount of foreclosed residential real estate property held by the Company was approximately $1.9 million and $0.5 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $9.6 million and $12.5 million, respectively.

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
Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

	December 31,
(In thousands)	2016	2015

Commercial	$44,960	$72,440
Commercial real estate	38,670	65,167
Consumer	8,504	11,082
Outstanding balance	$92,134	$148,689
Carrying amount	$77,172	$125,029
Less ALLL	568	945
Carrying amount, net	$76,604	$124,084
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
Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans. There were no amounts of these loans at December 31, 2016 and December 31, 2015.
Changes in the accretable yield for PCI loans were as follows:

(In thousands)	2016	2015

Balance at beginning of year	$39,803	$45,055
Accretion	(24,479)	(40,077)
Reclassification from nonaccretable difference	11,167	22,190
Disposals and other	6,513	12,635
Balance at end of year	$33,004	$39,803
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
During 2016, 2015 and 2014, we adjusted the ALLL for acquired loans by recording a provision for loan losses of $0.9 million in 2016, $0.3 million in 2015, and a negative provision of $(1.7) million in 2014. The provision is net of the ALLL reversals resulting from changes in cash flow estimates, which are discussed subsequently.
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
For increases in carrying values that resulted from better than expected cash flows, we use such increases first to reverse any existing ALLL. During 2016, 2015, and 2014, total reversals to the ALLL, including the impact of increases in estimated cash flows, were $2.2 million in 2016 and $3.7 million in 2015, and $4.6 million in 2014. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income.
The impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $18.6 million in 2016, $31.6 million in 2015, and $46.7 million in 2014, of additional interest income.

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
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in OCI and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. We use interest rate swaps as part of our cash flow hedging strategy to hedge the variable cash flows associated with designated commercial loans. These interest rate swap agreements designated as cash flow hedges involve the receipt of fixed-rate amounts in exchange for variable-rate payments over the life of the agreements without exchange of the underlying notional amount. During 2016 we closed our branch in Grand Cayman, Grand Cayman Islands B.W.I. and no longer have foreign operations. No derivatives were designated as hedges of investments in foreign operations during 2016.
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
Amounts in AOCI are reclassified to interest income as interest is earned on related variable-rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following December 31, 2016, we estimate that an additional $2.0 million will be reclassified.
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. Financial institutions which are well-capitalized and well established are the counterparties for those derivatives entered into for asset-liability management and to offset derivatives sold to our customers. The Company reduces its counterparty exposure for derivative contracts by centrally clearing all eligible derivatives.
For those derivatives that are not centrally cleared, the counterparties are typically financial institutions or customers of the Company. For those that are financial institutions, we manage our credit exposure through the use of a Credit Support Annex (“CSA”) to International Swaps and Derivative Association master agreements. Eligible collateral types are documented by the CSA and controlled under the Company’s general credit policies. Collateral balances are typically monitored on a daily basis. A valuation haircut policy reflects the fact that collateral may fall in value between the date the collateral is called and the date of liquidation or enforcement. In practice, all of the Company’s collateral held as credit risk mitigation under a CSA is cash.
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately offset through matching derivative contracts, such that the Company minimizes its interest rate risk exposure resulting from such transactions. Most of these customers do not have the capability for centralized clearing. Therefore, we manage the credit risk through loan underwriting which includes a credit risk exposure formula for the swap, the same collateral and guarantee protection applicable to the loan and credit approvals, limits, and monitoring procedures. Fee income from customer swaps is included in other service charges, commissions and fees. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. Nevertheless, the related credit risk is considered and measured when and where appropriate. See Note 6 and 17 for further discussion of our underwriting, collateral requirements, and other procedures used to address credit risk.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At December 31, 2016, the fair value of our derivative liabilities was $59.2 million, for which we were required to pledge cash collateral of approximately $43.8 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at December 31, 2016, the additional amount of collateral we could be required to pledge is approximately $1.1 million. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at December 31, 2016 and 2015, and the related gain (loss) of derivative instruments for the years then ended is summarized as follows:

	December 31, 2016			December 31, 2015
	Notional amount	Fair value		Notional amount	Fair value
(In thousands)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Cash flow hedges: [1]
Interest rate swaps	$1,387,500	$2,289	$1,148	$1,387,500	$5,461	$956
Total derivatives designated as hedging instruments	1,387,500	2,289	1,148	1,387,500	5,461	956
Derivatives not designated as hedging instruments
Interest rate swaps	235,167	1,876	351	40,314	—	8
Interest rate swaps for customers [2]	4,162,264	48,754	49,050	3,256,190	51,353	53,843
Foreign exchange	424,215	11,276	8,672	463,064	20,824	17,761
Total derivatives not designated as hedging instruments	4,821,646	61,906	58,073	3,759,568	72,177	71,612
Total derivatives	$6,209,146	$64,195	$59,221	$5,147,068	$77,638	$72,568

	Year Ended December 31, 2016					Year Ended December 31, 2015
	Amount of derivative gain (loss) recognized/reclassified
(In thousands)	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income		Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Cash flow hedges: [1]
Interest rate swaps	$7,912	$11,290				$12,124	$9,004
	7,912	11,290	[3]			12,124	9,004	[3]
Fair value hedges:
Terminated swaps on long-term debt					$—					$1,504
Total derivatives designated as hedging instruments	7,912	11,290			—	12,124	9,004			1,504
Derivatives not designated as hedging instruments
Interest rate swaps				$1,096					$—
Interest rate swaps for customers [2]				13,952					7,438
Futures contracts				—					2
Foreign exchange				10,696					9,519
Total derivatives not designated as hedging instruments				25,744					16,959
Total derivatives	$7,912	$11,290		$25,744	$—	$12,124	$9,004		$16,959	$1,504
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss).

[2]	Amounts include both the customer swaps and the offsetting derivative contracts.

[3]	Amounts of $11.3 million for 2016 and $9.0 million for 2015 are the amounts of reclassification to earnings presented in the tabular changes of AOCI in Note 13.
The fair value of derivative assets was reduced by a net credit valuation adjustment of $1.7 million and $2.4 million at December 31, 2016 and 2015, respectively. The fair value of derivative liabilities was reduced by a net debit valuation adjustment of $1.4 million at December 31, 2016. This amount was not significant at December 31, 2015. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

8.	PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software, net are summarized as follows:

(In thousands)	December 31,
	2016	2015
Land	$229,398	$229,693
Buildings	683,450	598,643
Furniture and equipment	457,745	459,975
Leasehold improvements	139,568	138,765
Software	354,763	295,428
Total	1,864,924	1,722,504
Less accumulated depreciation and amortization	845,416	817,042
Net book value	$1,019,508	$905,462

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Core deposit and other intangible assets and related accumulated amortization are as follows at December 31:

	Gross carrying amount		Accumulated amortization		Net carrying amount
(In thousands)	2016	2015	2016	2015	2016	2015

Core deposit intangibles	$166,518	$166,518	$(158,444)	$(151,157)	$8,074	$15,361
Customer relationships and other intangibles	28,014	28,014	(27,668)	(27,103)	346	911
Total	$194,532	$194,532	$(186,112)	$(178,260)	$8,420	$16,272
The amount of amortization expense of core deposit and other intangible assets is separately reflected in the statement of income.
Estimated amortization expense for core deposit and other intangible assets is as follows for the five years succeeding December 31, 2016:

(In thousands)

2017	$6,404
2018	1,557
2019	459
2020	—
2021	—
Changes in the carrying amount of goodwill for operating segments with goodwill are as follows:

(In thousands)	Zions Bank	CB&T	Amegy	Consolidated Company

Balance at December 31, 2014	$19,514	$379,024	$615,591	$1,014,129
Impairment losses	—	—	—	—
Balance at December 31, 2015	19,514	379,024	615,591	1,014,129
Impairment losses	—	—	—	—
Balance at December 31, 2016	$19,514	$379,024	$615,591	$1,014,129
A company-wide annual impairment test is conducted as of October 1 of each year and updated on a more frequent basis when events or circumstances indicate that impairment could have taken place. Results of the testing for 2016 and 2015 concluded that no impairment was present in any of the operating segments.

10.	DEPOSITS
At December 31, 2016, the scheduled maturities of all time deposits were as follows:

(In thousands)

2017	$2,139,822
2018	291,826
2019	110,993
2020	109,927
2021	103,738
Thereafter	504
Total	$2,756,810
At December 31, 2016, the contractual maturities of domestic time deposits with a denomination of $100,000 and over were as follows: $417 million in 3 months or less, $401 million over 3 months through 6 months, $679 million over 6 months through 12 months, and $364 million over 12 months.

Domestic time deposits in denominations that meet or exceed the current FDIC insurance limit of $250,000 were $1.4 billion and $584 million at December 31, 2016 and 2015, respectively. Domestic time deposits under $250,000 were $1.4 billion and $1.5 billion at December 31, 2016 and 2015, respectively. As of December 31, 2016 there were no Foreign time deposits $250,000 and over, and $112 million at December 31, 2015.
Deposit overdrafts reclassified as loan balances were $11 million and $14 million at December 31, 2016 and 2015, respectively.

11.	SHORT-TERM BORROWINGS
Selected information for federal funds and other short-term borrowings is as follows:

(In thousands)	2016	2015	2014
Federal funds purchased
Average amount outstanding	$104,866	$105,910	$104,358
Average rate	0.29%	0.18%	0.17%
Highest month-end balance	147,900	122,461	124,093
Year-end balance	105,563	111,263	100,193
Average rate on outstandings at year-end	0.51%	0.25%	0.15%
Security repurchase agreements
Average amount outstanding	311,045	127,358	116,190
Average rate	0.23%	0.11%	0.06%
Highest month-end balance	823,744	205,566	156,710
Year-end balance	196,385	205,566	118,600
Average rate on outstandings at year-end	0.26%	0.15%	0.13%
Other short-term borrowings, year-end balances
Securities sold, not yet purchased	25,321	30,158	24,230
Other	500,000	—	1,200
Total federal funds and other short-term borrowings	$827,269	$346,987	$244,223
Federal funds purchased and security repurchase agreements generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis (e.g., 30 or 60 days). ZB, N.A. executes overnight repurchase agreements with sweep accounts in conjunction with a master repurchase agreement. When this occurs, securities under the Bank’s control are pledged and interest is paid on the collected balance of the customers’ accounts. For the non-sweep overnight and term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. Of the total security repurchase agreements at December 31, 2016, $58 million were overnight and $139 million were term.
ZB, N.A. may borrow from the FHLB under their lines of credit that are secured under blanket pledge arrangements. ZB, N.A. maintained unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2016, the amount available for FHLB advances was approximately $13 billion and $500 million short-term FHLB advances were outstanding.
ZB, N.A. may also borrow from the Federal Reserve based on the amount of collateral pledged to a Federal Reserve Bank. At December 31, 2016, the amount available for additional Federal Reserve borrowings was approximately $4 billion.

12.	LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
(In thousands)	2016	2015

Junior subordinated debentures related to trust preferred securities	$—	$164,950
Subordinated notes	246,550	246,170
Senior notes	287,560	400,334
Capital lease obligations	740	912
Total	$534,850	$812,366
The preceding amounts represent the par value of the debt adjusted for any unamortized premium or discount or unamortized debt issuance costs. The amount of long-term debt as of December 31, 2015 presented in the schedule differs from the amount presented in our 2015 Form 10-K as a result of the reclassification of $5 million of unamortized debt issuance costs to long-term debt in compliance with ASU 2015-03.
Trust Preferred Securities
We elected to exercise our right to redeem the junior subordinated debentures related to trust preferred securities issued to the following trusts. Redemptions included a total of $129 million in the third quarter of 2016, and $36 million in the fourth quarter of 2016. The following schedule presents the outstanding trust preferred securities balances as of December 31, 2016 and 2015.

(In thousands)	December 31, 2016	December 31, 2015	Coupon rate [1]	Redemption Date

Amegy Statutory Trust I	$—	$51,547	3mL+2.85% (3.38%)	September 17, 2016
Amegy Statutory Trust II	—	36,083	3mL+1.90% (2.22%)	October 7, 2016
Amegy Statutory Trust III	—	61,856	3mL+1.78% (2.29%)	September 15, 2016
Stockmen’s Statutory Trust II	—	7,732	3mL+3.15% (3.75%)	September 26, 2016
Stockmen’s Statutory Trust III	—	7,732	3mL+2.89% (3.42%)	September 17, 2016
Total	$—	$164,950

[1]	Designation of “3mL” is three-month LIBOR.
The junior subordinated debentures for the Amegy and Stockmen’s Trusts were assumed by the Parent through previous acquisitions and mergers, and were previously direct and unsecured obligations of the Parent. They were subordinate to other indebtedness and general creditors.
Subordinated Notes
Subordinated notes were issued by the Parent and consist of the following at December 31, 2016:

(In thousands)	Subordinated notes
Coupon rate	Balance	Par amount	Maturity

5.65%	$160,195	$162,000	Nov 2023
6.95%	86,355	87,891	Sep 2028
Total	$246,550	$249,891
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

Senior Notes
Senior notes were issued by the Parent and consist of the following at December 31, 2016:

(In thousands)	Senior notes
Coupon rate	Balance	Par amount	Maturity

4.50%	152,411	163,857	March 2017
4.50%	135,149	145,231	June 2023
Total	$287,560	$309,088
These notes are unsecured and interest is payable semiannually. The notes were issued under a shelf registration filed with the SEC and were sold via the Company’s online auction process and direct sales. The notes are not redeemable prior to maturity.
Debt Redemptions and Repurchases
We redeemed or repurchased the following amounts of long-term debt during 2016 and 2015:

(In thousands)	2016	2015
Note type	Par amount	Par amount
Trust preferred:
3mL+2.85%		$3,093
3mL+2.85% (3.38%)	$51,547
3mL+1.90% (2.22%)	36,083
3mL+1.78% (2.29%)	61,856
3mL+3.15% (3.75%)	7,732
3mL+2.89% (3.42%)	7,732
	164,950	3,093
Convertible subordinated notes:
6.00%		79,276
5.50%		71,592
	—	150,868
Subordinated notes:
6.00%		32,366
5.50%		52,078
	—	84,444
Senior notes:
3.30% - 3.70%		27,281
3.60%	11,108
4.00%	89,360
	100,468	27,281
Federal Home Loan Bank Advances		22,009
Total	$265,418	$287,695
Debt Extinguishment Costs
Debt extinguishment costs are as follows for the years 2016, 2015 and 2014:

(In thousands)	2016	2015	2014

Early tender premiums	$—	$2,395	$33,971
Write-offs of unamortized debt discount and issuance costs and fees	353	135	10,451
Total	$353	$2,530	$44,422

Maturities of Long-term Debt
Maturities of long-term debt are as follows for the years succeeding December 31, 2016:

(In thousands)	Consolidated	Parent only

2017	$152,608	$152,411
2018	225	—
2019	259	—
2020	59	—
2021	—	—
Thereafter	381,699	381,699
Total	$534,850	$534,110
The $381.7 million of Parent only maturities payable after 2021 consists of senior notes and subordinated notes.

13.	SHAREHOLDERS’ EQUITY
Preferred Stock
Preferred stock is without par value and has a liquidation preference of $1,000 per share, or $25 per depositary share. Except for Series I and J, all preferred shares were issued in the form of depositary shares, with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. All preferred shares are registered with the SEC.
In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings applicable to common shareholders and are paid on the 15th day of the months indicated in the following schedule. Dividends are approved by the Board of Directors and are subject to regulatory non-objection to a stress test and capital plan submitted to the Federal Reserve pursuant to the annual Comprehensive Capital Analysis and Review (“CCAR”) process. Redemption of the preferred stock is at the Company’s option after the expiration of any applicable redemption restrictions. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. Redemptions are subject to certain regulatory provisions, including the previously noted capital plan non-objection for a submitted capital plan in a given year.

Preferred stock is summarized as follows:

(Amounts in thousands except share amounts)	Carrying value at December 31,		Shares at December 31, 2016			Dividends payable	Earliest redemption date	Rate following earliest redemption date	Dividends payable after rate change
	2016	2015	Authorized	Outstanding	Rate
								(when applicable)
Series A	$66,316	$66,316	140,000	66,139	> of 4.0% or 3mL+0.52%	Qtrly Mar,Jun,Sep,Dec	Dec 15, 2011
Series F	143,750	143,750	250,000	143,750	7.9%	Qtrly Mar,Jun,Sep,Dec	Jun 15, 2017
Series G	138,391	171,827	200,000	138,391	6.3%	Qtrly Mar,Jun,Sep,Dec	Mar 15, 2023	annual float-ing rate = 3mL+4.24%
Series H	126,221	126,221	126,221	126,221	5.75%	Qtrly Mar,Jun,Sep,Dec	Jun 15, 2019
Series I	98,555	125,224	300,893	98,555	5.8%	Semi-annually Jun,Dec	Jun 15, 2023	annual float-ing rate = 3mL+3.8%	Qtrly Mar,Jun,Sep,Dec
Series J	136,368	195,152	195,152	136,368	7.2%	Semi-annually Mar,Sep	Sep 15, 2023	annual float-ing rate = 3mL+4.44%	Qtrly Mar,Jun,Sep,Dec
Total	$709,601	$828,490
Preferred Stock Redemptions
During 2016, we launched a cash tender offer to purchase up to $120 million par amount of certain outstanding preferred stock. Our preferred stock decreased by $119 million as a result of the tender offer, including the purchase of $27 million of our Series I preferred stock, $59 million of our Series J preferred stock, and $33 million of our Series G preferred stock for an aggregate cash payment of $126 million. The total one-time reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $9.8 million.
We also launched a $180 million cash tender offer during 2015, which resulted in a Series I preferred stock redemption of approximately $176 million. The size and terms of the offers in 2016 and 2015 were determined in accordance with the Company’s 2015 capital plan. Our 2016 capital plan (which spans the timeframe of July 2016 to June 2017) allows for the redemption of up to $144 million of preferred equity.
Common Stock
The Company commenced its common stock buyback program during 2016 and repurchased 2.89 million shares of common shares outstanding with a fair value of $90 million at an average price of $31.15 per share. During the first quarter of 2017, the Company repurchased an additional $45 million of common stock at an average price of $42.43 per share, leaving $45 million of buyback capacity remaining in the 2016 capital plan.
Common Stock Warrants
As of December 31, 2016, we have 5.8 million common stock warrants at an exercise price of $36.27 per share which expire on November 14, 2018. These warrants were associated with the preferred stock issued under the Troubled Asset Relief Program which was redeemed in 2012. In addition, we have 29.3 million common stock warrants at an exercise price of $35.82, as of December 31, 2016, which expire on May 22, 2020.

Accumulated Other Comprehensive Income
Changes in AOCI by component are as follows:

(In thousands)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
2016
Balance at December 31, 2015	$(18,369)	$1,546	$(37,789)	$(54,612)
Other comprehensive income (loss) before reclassifications, net of tax	(73,985)	7,093	1,756	(65,136)
Amounts reclassified from AOCI, net of tax	(63)	(7,000)	5,230	(1,833)
Other comprehensive income (loss)	(74,048)	93	6,986	(66,969)
Balance at December 31, 2016	$(92,417)	$1,639	$(30,803)	$(121,581)
Income tax expense (benefit) included in other comprehensive income (loss)	$(44,898)	$(76)	$5,356	$(39,618)
2015
Balance at December 31, 2014	$(91,921)	$2,226	$(38,346)	$(128,041)
Other comprehensive income (loss) before reclassifications, net of tax	(12,471)	4,903	(3,161)	(10,729)
Amounts reclassified from AOCI, net of tax	86,023	(5,583)	3,718	84,158
Other comprehensive income (loss)	73,552	(680)	557	73,429
Balance at December 31, 2015	$(18,369)	$1,546	$(37,789)	$(54,612)
Income tax expense (benefit) included in other comprehensive income (loss)	$48,422	$(331)	$374	$48,465

				Statement of Income (SI) Balance Sheet (BS)
(In thousands)	Amounts reclassified from AOCI [1]
Details about AOCI components	2016	2015	2014		Affected line item

Net realized gains (losses) on investment securities	$102	$(138,735)	$10,419	SI	Fixed income securities gains (losses), net
Income tax expense (benefit)	39	(52,712)	3,971
	63	(86,023)	6,448
Net unrealized losses on investment securities	—	—	(27)	SI	Net impairment losses on investment securities
Income tax benefit	—	—	(10)
	—	—	(17)
Accretion of securities with noncredit-related impairment losses not expected to be sold	—	—	(1,878)	BS	Investment securities, held-to-maturity
Deferred income taxes	—	—	767	BS	Other assets
	$63	$(86,023)	$5,320
Net unrealized gains on derivative instruments	$11,290	$9,004	$2,594	SI	Interest and fees on loans
Income tax expense	4,290	3,421	989
	$7,000	$5,583	$1,605
Amortization of net actuarial loss	$(8,436)	$(5,996)	$(2,843)	SI	Salaries and employee benefits
Amortization of prior service cost	—	—	(50)	SI	Salaries and employee benefits
Income tax benefit	(3,206)	(2,278)	(1,103)
	$(5,230)	$(3,718)	$(1,790)

[1]	Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

Deferred Compensation
Deferred compensation consists of invested assets, including the Company’s common stock, which are held in rabbi trusts for certain employees and directors. At December 31, 2016 and 2015, the cost of the common stock included in retained earnings was approximately $14.1 million and $15.2 million, respectively. We consolidate the fair value of invested assets of the trusts along with the total obligations and include them in other assets and other liabilities, respectively, in the balance sheet. At December 31, 2016 and 2015, total invested assets were approximately $91.0 million and $81.8 million and total obligations were approximately $105.2 million and $96.9 million, respectively.

14.	INCOME TAXES
Income tax expense is summarized as follows:

(In thousands)	2016	2015	2014
Federal:
Current	$217,400	$158,164	$178,450
Deferred	(4,108)	(31,843)	14,277
	213,292	126,321	192,727
State:
Current	26,900	14,027	18,573
Deferred	(4,334)	2,040	11,661
	22,566	16,067	30,234
	$235,858	$142,388	$222,961
Income tax expense computed at the statutory federal income tax rate of 35% reconciles to actual income tax expense as follows:

(In thousands)	2016	2015	2014

Income tax expense at statutory federal rate	$246,718	$158,151	$217,498
State income taxes including credits, net	14,668	10,443	19,652
Other nondeductible expenses	3,149	3,205	2,949
Nontaxable income	(24,688)	(20,397)	(17,869)
Tax credits and other taxes	(1,704)	(2,926)	(1,717)
Other	(2,285)	(6,088)	2,448
	$235,858	$142,388	$222,961

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (“DTA”) and deferred tax liabilities are presented below:

(In thousands)	December 31,
	2016	2015
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$240,881	$254,223
Pension and postretirement	19,332	24,749
Deferred compensation	87,420	91,665
Security investments and derivative fair value adjustments	56,628	11,254
Net operating losses, capital losses and tax credits	4,664	4,659
FDIC-supported transactions	5,086	9,157
Other	46,052	46,016
	460,063	441,723
Valuation allowance	(4,127)	(4,261)
Total deferred tax assets	455,936	437,462
Gross deferred tax liabilities:
Core deposits and purchase accounting	(1,140)	(3,392)
Premises and equipment, due to differences in depreciation	(7,548)	(10,588)
Federal Home Loan Bank stock dividends	(3,800)	(10,042)
Leasing operations	(75,109)	(85,255)
Prepaid expenses	(6,534)	(9,001)
Prepaid pension reserves	(17,659)	(18,087)
Mortgage servicing	(9,844)	(6,845)
Subordinated debt modification	(30,762)	(46,451)
Deferred loan fees	(25,425)	(23,723)
Equity investments	(27,651)	(21,037)
Total deferred tax liabilities	(205,472)	(234,421)
Net deferred tax assets	$250,464	$203,041
The amount of net DTAs is included with other assets in the balance sheet. The $4.1 million and $4.3 million valuation allowances at December 31, 2016 and 2015, respectively, were for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. At December 31, 2016, excluding the $4.1 million, the tax effect of remaining net operating loss and tax credit carryforwards was approximately $0.5 million expiring through 2030.
We evaluate the DTAs on a regular basis to determine whether an additional valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more likely than not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of December 31, 2016.

We have a liability for unrecognized tax benefits relating to uncertain tax positions for tax credits on technology initiatives. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In thousands)	2016	2015	2014

Balance at beginning of year	$5,448	$3,255	$2,385
Tax positions related to current year:
Additions	1,554	786	—
Reductions	—	—	—
Tax positions related to prior years:
Additions	542	1,407	870
Reductions	—	—	—
Settlements with taxing authorities	—	—	—
Lapses in statutes of limitations	(3,255)	—	—
Balance at end of year	$4,289	$5,448	$3,255
At December 31, 2016 and 2015, the liability for unrecognized tax benefits included approximately $3.4 million and $3.9 million, respectively (net of the federal tax benefit on state issues) that, if recognized, would affect the effective tax rate. We do not have any unrecognized tax benefits that may decrease during the 12 months subsequent to December 31, 2016.
Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. At December 31, 2016 and 2015, accrued interest and penalties recognized in the balance sheet, net of any federal and/or state tax benefits, were approximately $0.1 million and $0.7 million, respectively.
The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2012 for federal returns and 2011 for certain state returns.

15.	NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

(In thousands, except per share amounts)	2016	2015	2014
Basic:
Net income	$469,050	$309,471	$398,462
Less common and preferred dividends	115,418	107,990	103,111
Undistributed earnings	353,632	201,481	295,351
Less undistributed earnings applicable to nonvested shares	3,802	1,836	2,933
Undistributed earnings applicable to common shares	349,830	199,645	292,418
Distributed earnings applicable to common shares	57,180	44,816	30,983
Total earnings applicable to common shares	$407,010	$244,461	$323,401
Weighted average common shares outstanding	203,855	203,265	192,207
Net earnings per common share	$2.00	$1.20	$1.68
Diluted:
Total earnings applicable to common shares	$407,010	$244,461	$323,401
Weighted average common shares outstanding	203,855	203,265	192,207
Additional weighted average dilutive shares	414	433	582
Weighted average diluted common shares outstanding	204,269	203,698	192,789
Net earnings per common share	$1.99	$1.20	$1.68

For 2016, preferred dividends were increased by a preferred stock redemption of $10 million that resulted from the partial redemption of the Company’s Series I, J, and G preferred stock. See further discussion in Note 13.

16.	SHARE-BASED COMPENSATION
We have a stock option and incentive plan which allows us to grant stock options, restricted stock, RSUs, and other awards to employees and nonemployee directors. Total shares authorized under the plan were 9,000,000 at December 31, 2016, of which 5,685,169 were available for future grants.
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
Compensation expense and the related tax benefit for all share-based awards were as follows:

(In thousands)	2016	2015	2014

Compensation expense	$26,144	$24,974	$23,632
Reduction of income tax expense	8,762	8,284	7,767
As of December 31, 2016, compensation expense not yet recognized for nonvested share-based awards was approximately $25.7 million, which is expected to be recognized over a weighted average period of 2.3 years.
The tax effects recognized from the exercise of stock options and the vesting of restricted stock and RSUs increased common stock by approximately $1.5 million in 2016, decreased common stock by approximately $0.8 million in 2015, and increased common stock by approximately $0.4 million in 2014. These amounts are included in the net activity under employee plans and related tax benefits in the statement of changes in shareholders’ equity.
Stock Options
Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. For all stock options granted in 2016, 2015, and 2014, we used the Black-Scholes option pricing model to estimate the fair values of stock options in determining compensation expense. The following summarizes the weighted average of fair value and the significant assumptions used in applying the Black-Scholes model for options granted:

	2016	2015	2014
Weighted average of fair value for options granted	$5.24	$6.17	$6.10
Weighted average assumptions used:
Expected dividend yield	1.3%	1.3%	1.3%
Expected volatility	30.0%	25.0%	25.1%
Risk-free interest rate	1.21%	1.57%	1.55%
Expected life (in years)	5.0	5.0	5.0
The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The following summarizes our stock option activity for the three years ended December 31, 2016:

	Number of shares	Weighted average exercise price

Balance at December 31, 2013	5,874,590	$35.54
Granted	947,758	28.67
Exercised	(489,905)	21.60
Expired	(618,207)	73.28
Forfeited	(83,734)	25.72
Balance at December 31, 2014	5,630,502	31.60
Granted	740,300	29.01
Exercised	(1,165,287)	25.11
Expired	(1,322,067)	48.44
Forfeited	(79,353)	28.09
Balance at December 31, 2015	3,804,095	27.30
Granted	789,651	21.25
Exercised	(1,055,532)	23.75
Expired	(56,297)	61.60
Forfeited	(44,007)	27.66
Balance at December 31, 2016	3,437,910	26.44
Outstanding stock options exercisable as of:
December 31, 2016	1,892,136	$27.60
December 31, 2015	2,187,259	26.35
December 31, 2014	3,804,873	33.86
We issue new authorized common shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $10.0 million in 2016, $6.7 million in 2015, and $3.9 million in 2014. Cash received from the exercise of stock options was $23.8 million in 2016, $22.7 million in 2015, and $10.6 million in 2014.
Additional selected information on stock options at December 31, 2016 follows:

	Outstanding stock options				Exercisable stock options
	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Exercise price range					Number of shares	Weighted average exercise price

$ 0.32 to $19.99	277,859	$17.81	2.4	[1]	277,859	$17.81
$20.00 to $24.99	1,121,039	21.97	4.4		382,396	23.84
$25.00 to $29.99	1,877,880	28.35	4.4		1,088,210	28.14
$30.00 to $44.99	52,379	30.10	3.3		34,918	30.10
$45.00 to $59.99	70,200	47.10	1.2		70,200	47.10
$60.00 to $79.99	2,553	72.08	0.1		2,553	72.08
$80.00 to $83.38	36,000	83.38	0.4		36,000	83.38
	3,437,910	26.44	4.1	[1]	1,892,136	27.60

[1]
The weighted average remaining contractual life excludes 21,252 stock options without a fixed expiration date that were assumed with the Amegy acquisition. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

The aggregate intrinsic value of outstanding stock options at December 31, 2016 and 2015 was $58.9 million and $8.0 million, respectively, while the aggregate intrinsic value of exercisable options was $31.0 million and $8.0 million at the same respective dates. For exercisable options, the weighted average remaining contractual life was 3.0 years and 3.1 years at December 31, 2016 and 2015, respectively, excluding the stock options previously noted without a fixed expiration date. At December 31, 2016, 1,491,656 stock options with a weighted average exercise price of $25.03, a weighted average remaining life of 5.5 years, and an aggregate intrinsic value of $26.9 million, were expected to vest.
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
Nonemployee directors were granted 32,310 RSUs in 2016; 31,080 RSUs in 2015; and 16,670 shares of restricted stock and 6,656 RSUs in 2014. The 2016 and 2015 RSUs vested immediately upon grant, and the 2014 awards vested over six months.
The following summarizes our restricted stock activity for the three years ended December 31, 2016:

	Number of shares	Weighted average issue price

Nonvested restricted shares at December 31, 2013	410,950	$22.46
Issued	16,670	28.87
Vested	(256,890)	23.23
Forfeited	(9,510)	23.68
Nonvested restricted shares at December 31, 2014	161,220	21.82
Issued	22,441	29.02
Vested	(123,161)	22.32
Forfeited	(1,130)	23.54
Nonvested restricted shares at December 31, 2015	59,370	23.49
Issued	36,594	24.43
Vested	(32,709)	20.80
Nonvested restricted shares at December 31, 2016	63,255	25.43

The following summarizes our RSU activity for the three years ended December 31, 2016:

	Number of restricted stock units	Weighted average grant price

Restricted stock units at December 31, 2013	1,522,038	$23.19
Granted	727,300	28.81
Vested	(416,755)	22.26
Forfeited	(63,163)	25.48
Restricted stock units at December 31, 2014	1,769,420	25.64
Granted	790,929	29.06
Vested	(673,385)	24.78
Forfeited	(88,421)	27.17
Restricted stock units at December 31, 2015	1,798,543	27.39
Granted	1,033,167	21.69
Vested	(724,713)	25.88
Forfeited	(59,839)	26.28
Restricted stock units at December 31, 2016	2,047,158	25.08
The total fair value at grant date of restricted stock and RSUs vested during the year was $19.4 million in both 2016 and 2015, and $15.2 million in 2014. At December 31, 2016, 63,255 shares of restricted stock and 1,370,435 RSUs were expected to vest with an aggregate intrinsic value of $2.7 million and $59.0 million, respectively.

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
Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

	December 31,
(In thousands)	2016	2015

Net unfunded commitments to extend credit [1]	$18,273,714	$17,169,785
Standby letters of credit:
Financial	771,269	661,554
Performance	195,451	216,843
Commercial letters of credit	60,320	18,447
Total unfunded lending commitments	$19,300,754	$18,066,629

[1]	Net of participations.
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
While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2016, $5.9 billion of commitments expire in

2017. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.
We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $568 million expiring in 2017 and $398 million expiring thereafter through 2027. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral when necessary. At December 31, 2016, the Company recorded $4.7 million as a liability for these guarantees, which consisted of $1.6 million attributable to the RULC and $3.1 million of deferred commitment fees.
Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.
At December 31, 2016, we had unfunded commitments for PEIs of $26 million. These obligations have no stated maturity. PEIs related to these commitments prohibited by the Volcker Rule were $4 million. See the related discussion about these investments in Note 5.
The contractual or notional amount of financial instruments indicates a level of activity associated with a particular financial instrument class and is not a reflection of the actual level of risk. As of December 31, 2016 and 2015, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $6.5 billion and $6.3 billion, respectively.
At December 31, 2016, we were required to maintain cash balances of $353.6 million with the Federal Reserve Banks to meet minimum balance requirements in accordance with FRB regulations.
Leases
We have commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2017 and 2052. Premises leased under capital leases at December 31, 2016, were $1.2 million and accumulated amortization was $1.0 million. Amortization applicable to premises leased under capital leases is included in depreciation expense.
Future aggregate minimum rental payments under existing noncancelable operating leases at December 31, 2016, are as follows:

(in thousands)
2017	$44,797
2018	42,963
2019	36,074
2020	31,043
2021	25,670
Thereafter	94,049
$274,596
Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: $1.1 million in 2017, $1.1 million in 2018, $0.9 million in 2019, and $0.1 million in 2020. Aggregate rental expense on operating leases amounted to $64.8 million in 2016, $62.5 million in 2015, and $59.2 million in 2014.
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
As of December 31, 2016, we were subject to the following material litigation and governmental inquiries:

•
a governmental inquiry conducted by the Department of Justice into our payment processing practices relating to certain telemarketing customers alleged to have engaged in fraudulent marketing practices. The factual issues related to this case are the same as those involved in the Reyes case, discussed subsequently. We commenced substantive settlement discussion with the U.S. Attorney’s Office for the Eastern District of Pennsylvania in the third quarter of 2016. There can be no assurance, however, that the parties will be able to settle this matter.

•
a civil suit, Shou-En Wang v. CB&T, brought against us in the Superior Court for Los Angeles County, Central District in April 2016. The case relates to our depositor relationships with customers who were promoters of an investment program that allegedly misappropriated investors’ funds. This case is in an early phase, with initial motion practice having been completed.

•
a civil suit, McFarland as Trustee for International Manufacturing Group v. CB&T, et. al., brought against us in the United States Bankruptcy Court for the Eastern District of California in May 2016. The Trustee seeks to recover loan payments previously repaid by borrower International Manufacturing Group, alleging that International Manufacturing Group, along with its principal, obtained loans and made loan repayments in furtherance of an alleged Ponzi scheme. This case is in an early phase with motion practice having commenced.

As of December 31, 2016, we considered the following previously reported matters to be closed:

•
Reyes v. Zions First National Bank, et. al., a class action brought against us in 2010 and conditionally settled in the second quarter of 2016. The settlement was finally approved by the court and the settlement payment was released from escrow in December 2016. We had fully reserved for our obligations with respect to the settlement. A portion of the settlement was covered by our insurance policies and was funded by our insurers.

•
a governmental inquiry conducted by the Department of Justice into possible money laundering activities of one of our bank customers and our anti-money laundering practices relating to that customer. Our first contact with the United States Attorney’s Office for the Southern District of New York relating to this matter occurred in early 2012. We have not received communication from the United States Attorney’s Office for a substantial period of time.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of December 31, 2016, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $20 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
The Basel III capital rules, which effectively replaced the Basel I rules, became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). In 2013, the FRB, FDIC, and Office of the Comptroller of the Currency (“OCC”) published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company, compared to the Basel I U.S. risk-based capital rules.
Under prior Basel I capital standards, the effects of AOCI items included in capital were excluded for purposes of determining regulatory capital and capital ratios. As a “non-advanced approaches banking organization,” we made a one-time permanent election as of January 1, 2015 to continue to exclude these items, as allowed under the Basel III Capital Rules.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following schedule) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2016, all capital ratios of the Company and its subsidiary bank exceeded the “well-capitalized” levels under the regulatory framework for prompt corrective action. Dividends declared by our subsidiary bank in any calendar year may not, without the approval of the appropriate federal regulators, exceed specified criteria.
Appropriate capital levels and distributions of capital to shareholders for the Company and other “systemically important financial institutions” are also subject to annual “stress tests” performed as a part of the Federal Reserve’s CCAR process.
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
Because the Company’s subsidiary bank has assets greater than $10 billion also it is subject to annual stress-testing and capital-planning processes examined by the OCC, known as the Dodd-Frank Act Stress Test (“DFAST”).
The actual capital amounts and ratios at December 31, 2016 and 2015 for the Company and its subsidiary bank under Basel III are as follows:

	December 31, 2016		To be well-capitalized
(In thousands)	Amount	Ratio	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules
Total capital (to risk-weighted assets)
The Company	$7,608,502	15.24%	$4,993,671	10.00%
ZB, National Association	7,277,987	14.61	4,983,000	10.00
Tier 1 capital (to risk-weighted assets)
The Company	6,737,638	13.49	3,994,937	8.00
ZB, National Association	6,654,990	13.36	3,986,400	8.00
Common equity tier 1 capital (Basel III)
The Company	6,028,037	12.07	3,245,886	6.50
ZB, National Association	5,824,090	11.69	3,238,950	6.50
Tier 1 capital (to average assets)
The Company	6,737,638	11.09	na	na [1]
ZB, National Association	6,654,990	10.99	3,027,427	5.00

	December 31, 2015		To be well-capitalized
(In thousands)	Amount	Ratio	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules
Total capital (to risk-weighted assets)
The Company	$7,535,760	16.12%	$4,674,725	10.00%
ZB, National Association	6,918,312	14.84	4,661,581	10.00
Tier 1 capital (to risk-weighted assets)
The Company	6,580,326	14.08	3,739,780	8.00
ZB, National Association	6,334,391	13.59	3,729,265	8.00
Common equity tier 1 capital (Basel III)
The Company	5,711,836	12.22	3,038,571	6.50
ZB, National Association	5,503,491	11.81	3,030,028	6.50
Tier 1 capital (to average assets)
The Company	6,580,326	11.26	na	na [1]
ZB, National Association	6,334,391	10.97	2,886,732	5.00

[1]	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
Zions is also subject to “capital conservation buffer” regulatory requirements. When fully phased-in on January 1, 2019, the Basel III Capital Rules will require the Company and its subsidiary bank to maintain a 2.5% capital conservation buffer, designed to absorb losses during periods of economic stress, composed entirely of Common Equity Tier 1 (“CET1”), on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation. The implementation of the buffer will be phased-in beginning January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Zions’ triggers and limits under actual conditions and baseline projections are more restrictive than the capital conservation buffer requirements.

19.	RETIREMENT PLANS
Defined Benefit Plans
Pension – This qualified noncontributory defined benefit plan is frozen to new participation. No service-related benefits have been since July 1, 2013. All participants in the Plan are currently 100% vested in their benefits. Plan assets consist principally of corporate equity securities, mutual fund investments, real estate, and fixed income investments. Plan benefits are paid as a lump-sum cash value or an annuity at retirement age. Contributions to the plan are based on actuarial recommendation and pension regulations. Although there was no minimum regulatory contribution required in 2016, we elected to contribute $4 million to the pension plan. Currently, it is expected that no minimum regulatory contributions will be required in 2017.
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
The following presents the change in benefit obligation, change in fair value of plan assets, and funded status, of the plans and amounts recognized in the balance sheet as of the measurement date of December 31:

(In thousands)	Pension		Supplemental Retirement		Postretirement
	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$173,208	$185,944	$9,994	$10,595	$954	$1,067
Service cost	—	—	—	—	21	33
Interest cost	6,995	7,094	402	403	38	40
Actuarial (gain) loss	(2,097)	(8,085)	110	(226)	7	(121)
Benefits paid	(12,977)	(11,745)	(786)	(778)	(81)	(65)
Benefit obligation at end of year	165,129	173,208	9,720	9,994	939	954
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	157,318	170,199	—	—	—	—
Actual return on plan assets	13,326	(1,136)	—	—	—	—
Employer contributions	4,000	—	786	778	81	65
Benefits paid	(12,977)	(11,745)	(786)	(778)	(81)	(65)
Fair value of plan assets at end of year	161,667	157,318	—	—	—	—
Funded status	$(3,462)	$(15,890)	$(9,720)	$(9,994)	$(939)	$(954)
Amounts recognized in balance sheet:
Liability for pension/postretirement benefits	$(3,462)	$(15,890)	$(9,720)	$(9,994)	$(939)	$(954)
Accumulated other comprehensive income (loss)	(47,658)	(60,067)	(2,281)	(2,288)	258	332
Accumulated other comprehensive income (loss) consists of:
Net gain (loss)	$(47,658)	$(60,067)	$(2,281)	$(2,288)	$258	$332
The liability for pension/postretirement benefits is included in other liabilities in the balance sheet. The accumulated benefit obligation is the same as the benefit obligation shown in the preceding schedule.
The amounts in AOCI (loss) at December 31, 2016 expected to be recognized as an expense component of net periodic benefit cost in 2017 for the plans are estimated as follows:

(In thousands)	Pension	Supplemental Retirement	Postretirement

Net gain (loss)	$(4,866)	$(123)	$52
The following presents the components of net periodic benefit cost (credit) for the plans:

	Pension			Supplemental Retirement			Postretirement
(In thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014

Service cost	$—	$—	$—	$—	$—	$—	$21	$33	$31
Interest cost	6,995	7,094	7,468	402	403	454	38	40	47
Expected return on plan assets	(11,397)	(12,360)	(13,305)
Amortization of net actuarial (gain) loss	6,149	5,926	2,895	117	123	19	(67)	(53)	(71)
Amortization of prior service cost				—	—	50	—	—	—
Settlement loss	2,235	—	—	—	—	—
Net periodic benefit cost (credit)	$3,982	$660	$(2,942)	$519	$526	$523	$(8)	$20	$7

Weighted average assumptions based on the pension plan are the same where applicable for each of the plans and are as follows:

	2016	2015	2014
Used to determine benefit obligation at year-end:
Discount rate	4.10%	4.20%	3.95%
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.20	3.95	4.60
Expected long-term return on plan assets	7.50	7.50	8.00
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
Benefit payments to the plans’ participants are estimated as follows for the years succeeding December 31, 2016:

(In thousands)	Pension	Supplemental Retirement	Postretirement

2017	$9,988	$1,911	$94
2018	10,051	855	99
2019	9,821	882	100
2020	10,181	834	103
2021	10,268	766	98
Years 2022 - 2026	50,166	3,309	419
We are also obligated under other supplemental retirement plans for certain current and former employees. Our liability for these plans was $6.4 million and $6.9 million at December 31, 2016 and 2015, respectively.
For the pension plan, the investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the plan. Investment objectives have been established by considering the plan’s liquidity needs and time horizon and the fiduciary standards under the Employee Retirement Income Security Act of 1974. The asset allocation strategy is developed to meet the plan’s long-term needs in a manner designed to control volatility and to reflect risk tolerance. Target investment allocation percentages as of December 31, 2016 are 65% in equity, 30% in fixed income and cash, and 5% in real estate assets.
The following presents the fair values of pension plan investments according to the fair value hierarchy described in Note 20, and the weighted average allocations:

(In thousands)	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Company common stock	$10,170			$10,170	$6,482			$6,482
Mutual funds:
Debt	5,810			5,810	5,250			5,250
Guaranteed deposit account			$11,082	11,082			$9,484	9,484
In addition to the investments listed in the previous table, as of December 31, 2016, pension plan investments valued using NAV as the practical expedient for fair value consist of $91.9 million in equity investments, $28.8 million in debt investments, and $8.1 million in real estate investments, which are in pooled separate accounts, as well as $5.1 million in limited partnerships. As of December 31, 2015, pension plan investments valued using NAV as the practical expedient for fair value consist of $88.4 million in equity investments, $31.7 million in debt instruments, and $9.9 million in real estate investments, which are in pooled separate accounts, as well as $6.2 million in limited partnerships.
No transfers of assets occurred among Levels 1, 2 or 3 during 2016 or 2015.
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
Additional fair value quantitative information for the guaranteed deposit account is as follows:

Principal valuation techniques	Significant unobservable inputs	Range (weighted average) of significant input values

For the underlying investments – reported fair values when available for market traded investments; when not applicable, discounted cash flows under an income approach using U.S. Treasury rates and spreads based on cash flow timing and quality of assets.
	Earnings at guaranteed crediting rate	Gross guaranteed crediting rate must be greater than or equal to contractual minimum crediting rate
	Composite market value factor	At December 31,
		2016	0.979009 - 1.036866 (actual = 1.021418)
		2015	0.995927 - 1.049539 (actual = 1.042254)
The Company’s Benefits Committee evaluates the methodology and factors used, including review of the contract, economic conditions, industry and market developments, and overall credit ratings of the underlying investments.
Limited partnerships – These partnerships invest in limited partnerships, limited liability companies, or similar investment vehicles that consist of PEIs in a wide variety of investment types, including venture and growth capital, real estate, energy and natural resources, and other private investments. The plan’s investments are valued by the limited partnerships at NAV as the practical expedient for fair value. The estimation process takes into account the plan’s proportional interests credited with realized and unrealized earnings from the underlying investments and charged for operating expenses and distributions. Investments are increased by capital calls and are part of an overall capital commitment by the plan of up to approximately $8.75 million at December 31, 2016.

The following presents additional information as of December 31, 2016 and 2015 for the pooled separate accounts and limited partnerships whose fair values under Levels 2 and 3 are based on NAV per share:

Investment	Unfunded commitments (in thousands, approximately)	Redemption
		Frequency	Notice period

Pooled separate accounts	na	Daily	< $1 million, 1 day >= $1 million, 3 days

Limited partnerships	$1,600	Investments in these limited partnerships are illiquid and voluntary withdrawal is prohibited.

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Year Ended December 31,
	2016	2015
(In thousands)	Guaranteed deposit account	Guaranteed deposit account

Balance at beginning of year	$9,484	$11,515
Net decreases included in plan statement of change in net assets available for benefits:
Net operating fees and expenses	(481)	(376)
Net depreciation in fair value of investments:
Unrealized	(151)	(628)
Interest and dividends	232	284
Purchases	14,974	10,428
Sales	(12,976)	(11,739)
Balance at end of year	$11,082	$9,484
Shares of Company common stock were 233,849 and at both December 31, 2016 and 2015. Dividends received by the plan were approximately $65 thousand in 2016 and $56 thousand in 2015.
Defined Contribution Plan
The Company offers a 401(k) and employee stock ownership plan under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Matching contributions to participants, which were shares of the Company’s common stock purchased in the open market, amounted to $26.1 million in 2016, $25.5 million in 2015, and $24.3 million in 2014.
The 401(k) plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 6% of eligible compensation based upon the Company’s return on average common equity for the year. The profit sharing expense was computed at a contribution rate of 1% for both 2016 and 2015 decreasing from a 2% rate in 2014. The profit sharing expense amounted to $6.3 million for 2016, $6.1 million for 2015 and $12.0 million for 2014. The profit sharing contribution to participants consisted of shares of the Company’s common stock purchased in the open market.

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
Fair Value Policies and Procedures
We have various policies, processes and controls in place to ensure that fair values are reasonably developed, reviewed and approved for use. These include a Securities Valuation Committee SVC comprised of executive management appointed by the Board of Directors. The Securities Valuation Committee reviews and approves on a quarterly basis the key components of fair value estimation, including critical valuation assumptions for Level 3 modeling. A Model Risk Management Group conducts model validations, including internal models, and sets policies and procedures for revalidation, including the timing of revalidation.
Third Party Service Providers
We use a third party pricing service to measure fair value for approximately 91% of our AFS Level 2 securities. Fair value measurements for other AFS Level 2 securities generally use certain inputs corroborated by market data and include standard discounted cash flow analysis.
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
Municipal Securities
Municipal securities are measured under Level 2 generally using the third party pricing service or an internal model. Valuation inputs include Baa municipal curves, as well as FHLB and LIBOR swap curves. Our valuation methodology for non-rated municipal securities changed at year-end of 2015 to utilize more observable inputs, primarily municipal market yield curves, compared to our previous valuation method. The resulting values were determined to be Level 2.
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
Bank-Owned Life Insurance
Bank-owned life insurance (“BOLI”) is measured under Level 2 according to CSVs of the insurance policies that are provided by a third party service. Nearly all policies are general account policies with CSVs based on the Company’s claims on the assets of the insurance companies. The insurance companies’ investments include predominantly fixed income securities consisting of investment-grade corporate bonds and various types of mortgage instruments. Management regularly reviews its BOLI investment performance, including concentrations among insurance providers.
Private Equity Investments
Private equity investments are measured under Level 3. The majority of these investments are held in Zions’ Small Business Investment Company and are early stage venture investments. The fair value measurements of these investments are reviewed on a quarterly basis by the Securities Valuation Committee. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available.
Certain valuation analytics may be employed that include current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors. A significant change in the expected performance of the individual investment would result in a change in the fair value measurement of the investment. The amount of unfunded commitments to invest is disclosed in Note 17. Certain restrictions apply for the redemption of these investments and certain investments are prohibited by the Volcker Rule. See discussions in Notes 5 and 17.
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
Derivatives
Derivatives are measured according to their classification as either exchange-traded or over-the-counter. Exchange-traded derivatives consist of foreign currency exchange contracts measured under Level 1 because they are traded in active markets. Over-the-counter derivatives, including those for customers, consist of interest rate swaps and options. These derivatives are measured under Level 2 using third party services. Observable market inputs include yield curves (the LIBOR swap curve and relevant overnight index swap curves), foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect nonperformance risk for both the Company and the respective counterparty. These adjustments are determined generally by applying a credit spread to the total expected exposure of the derivative.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, included in “Federal funds and other short-term borrowings” on the balance sheet, are measured under Level 1 using quoted market prices. If not available, quoted prices under Level 2 for similar securities are used.

Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In thousands)	December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$12,009,676	$—	$12,009,676
Municipal securities		1,154,210		1,154,210
Other debt securities		23,892		23,892
Money market mutual funds and other	183,699	717		184,416
	183,699	13,188,495	—	13,372,194
Trading account		114,803		114,803
Other noninterest-bearing investments:
Bank-owned life insurance		497,466		497,466
Private equity investments			128,654	128,654
Other assets:
Agriculture loan servicing and interest-only strips			20,248	20,248
Deferred compensation plan assets	91,040			91,040
Derivatives:
Interest rate related and other		4,165		4,165
Interest rate swaps for customers		48,754		48,754
Foreign currency exchange contracts	11,276			11,276
	11,276	52,919	—	64,195
	$286,015	$13,853,683	$148,902	$14,288,600
LIABILITIES
Securities sold, not yet purchased	$25,321	$—	$—	$25,321
Other liabilities:
Deferred compensation plan obligations	91,040			91,040
Derivatives:
Interest rate related and other		1,499		1,499
Interest rate swaps for customers		49,050		49,050
Foreign currency exchange contracts	8,672			8,672
	8,672	50,549	—	59,221
	$125,033	$50,549	$—	$175,582

(In thousands)	December 31, 2015
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$7,100,844	$—	$7,100,844
Municipal securities		418,695		418,695
Other debt securities		22,941		22,941
Money market mutual funds and other	61,807	38,829		100,636
	61,807	7,581,309	—	7,643,116
Trading account		48,168		48,168
Other noninterest-bearing investments:
Bank-owned life insurance		485,978		485,978
Private equity investments			120,027	120,027
Other assets:
Agriculture loan servicing and interest-only strips			13,514	13,514
Deferred compensation plan assets	84,570			84,570
Derivatives:
Interest rate related and other		5,966		5,966
Interest rate swaps for customers		51,353		51,353
Foreign currency exchange contracts	20,824			20,824
	20,824	57,319	—	78,143
	$167,201	$8,172,774	$133,541	$8,473,516
LIABILITIES
Securities sold, not yet purchased	$30,158	$—	$—	$30,158
Other liabilities:
Deferred compensation plan obligations	84,570			84,570
Derivatives:
Interest rate related and other		835		835
Interest rate swaps for customers		53,843		53,843
Foreign currency exchange contracts	17,761			17,761
	17,761	54,678	—	72,439
	$132,489	$54,678	$—	$187,167

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Year Ended December 31, 2016
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2015	$—	$—	$—	$120,027	$13,514	$—
Total net gains (losses) included in:
Statement of income:
Dividends and other investment loss				(1,340)
Equity securities gains, net				5,325
Other noninterest income					7,549
Purchases				19,174	368
Sales				(3,673)
Redemptions and paydowns				(10,859)	(1,183)
Balance at December 31, 2016	$—	$—	$—	$128,654	$20,248	$—

	Level 3 Instruments
	Year Ended December 31, 2015
(In thousands)	Municipal securities	Trust preferred – banks and insurance	Other	Private equity investments	Ag loan svcg and int-only strips	Derivatives and other liabilities

Balance at December 31, 2014	$4,164	$393,007	$4,761	$97,649	$12,227	$(12)
Total net gains (losses) included in:
Statement of income:
Accretion of purchase discount on securities available-for-sale	3	471
Dividends and other investment loss				(3,657)
Equity securities gains, net				7,270
Fixed income securities losses, net	(344)	(136,691)	(606)
Other noninterest income					1,480
Other noninterest expense						12
Other comprehensive income (loss)	687	141,547	(74)
Fair Value of HTM securities reclassified as AFS		57,308
Purchases				24,898	993
Sales	(2,651)	(440,055)	(4,081)	(4,107)
Redemptions and paydowns	(1,859)	(15,587)		(2,026)	(1,186)
Balance at December 31, 2015	$—	$—	$—	$120,027	$13,514	$—

[1]	Real Estate Investment Trust
No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for 2016 and 2015.

The preceding reconciling amounts using Level 3 inputs include the following realized gains/losses in the statement of income:

(In thousands)	Year Ended December 31,
	2016	2015

Dividends and other investment loss	$—	$(2)
Equity securities gains (losses), net	5,727	(11,311)
Fixed income securities losses, net	—	(137,641)
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis:

(In thousands)	Fair value at December 31, 2016				Gains (losses) from fair value changes Year Ended December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1,297	$1,297	$(522)
Impaired loans	—	51,842	—	51,842	(36,276)
Other real estate owned	—	871	—	871	(1,871)
	$—	$52,713	$1,297	$54,010	$(38,669)

(In thousands)	Fair value at December 31, 2015				Gains (losses) from fair value changes Year Ended December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$10,707	$10,707	$(5,119)
Impaired loans	—	10,991	—	10,991	(12,039)
Other real estate owned	—	2,388	—	2,388	(2,467)
	$—	$13,379	$10,707	$24,086	$(19,625)
The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.
We recognized net gains of $3.7 million in 2016 and $4.0 million in 2015 from the sale of OREO properties that had a carrying value at the time of sale of approximately $12.8 million in 2016 and $19.2 million in 2015. Previous to their sale in these years, we recognized impairment on these properties of $0.2 million in 2016 and $0.6 million in 2015.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $13.3 million and $25.3 million at December 31, 2016 and 2015, respectively. Amounts of other noninterest-bearing investments carried at cost were $211.4 million and $191.5 million at December 31, 2016 and 2015, respectively, which were comprised of Federal Reserve and FHLB stock.
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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	December 31, 2016			December 31, 2015
(In thousands)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$867,904	$850,473	2	$545,648	$552,088	2
Loans and leases (including loans held for sale), net of allowance	42,253,677	42,110,544	3	40,193,374	39,535,365	3
Financial liabilities:
Time deposits	2,756,810	2,743,885	2	2,130,680	2,129,742	2
Foreign deposits	—	—	2	294,391	294,321	2
Other short-term borrowings	500,000	500,000	2	—	—	2
Long-term debt (less fair value hedges)	534,850	551,881	2	812,366	838,796	2
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
We manage our operations and prepare management reports and other information with a primary focus on geographical area. Following the close of business on December 31, 2015, we completed the merger of our subsidiary banks and certain non-banking subsidiaries, including Zions Management Services Company (“ZMSC”), with and into a single bank, ZB, N.A. We continue to manage our banking operations under our existing brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. Performance assessment and resource allocation are based upon this geographical structure. Due to the charter consolidation, we have moved to an internal Funds Transfer Pricing (“FTP”) allocation system to report results of operations for business segments. This process continues to be refined. Total loans and deposits presented for the banking segments do not include intercompany amounts between banking segments, but may include deposits with the Other segment. Prior period amounts have been reclassified to reflect these changes.
As of December 31, 2016, our banking business is conducted through seven locally managed and branded segments in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 98 branches in Utah, 23 branches in Idaho, and one branch in Wyoming. CB&T operates 93 branches in California. Amegy operates 74 branches in Texas. NBAZ operates 58 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon.
The operating segment identified as “Other” includes the Parent, Zions Management Services Company (which was merged into Zions First National Bank on December 31, 2015), certain nonbank financial service subsidiaries, centralized back-office functions of the Bank, the Parent and eliminations of transactions between segments. The major components of net interest income at the Bank’s back-office include the revenue associated with the investments securities portfolio and the offset of the FTP costs and benefits provided to the business segments. Throughout 2016 consolidation efforts continued, which resulted in transitioning full-time equivalent from the business segments to the Company’s back-office units. Due to the continuing nature and timing of this change, the Company’s back-office units retained more direct expenses in 2016 than in prior years. With the consolidation efforts largely completed, allocations of these expenses in future periods to the business segments will result in the “Other” segment’s noninterest expenses that are more consistent with historical levels going forward.
The following schedule does not present total assets or income tax expense for each operating segment, but instead presents total loans, total deposits and income before income taxes because these are the metrics that management uses when evaluating and making decisions pertaining to the operating segments. The major components at the Parent include net interest income, which includes interest expense on other borrowed funds, net impairment losses on investment securities, and losses from the sale of the remaining CDO portfolio. The Parent’s financial statements in Note 23 provide more information about the Parent’s activities. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.
The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

The following is a summary of selected operating segment information:

(In millions)	Zions Bank			Amegy			CB&T
	2016	2015	2014	2016	2015	2014	2016	2015	2014
SELECTED INCOME STATEMENT DATA
Net interest income	$633.1	$614.9	$628.8	$479.5	$475.4	$466.4	$450.0	$425.6	$444.1
Provision for loan losses	(21.6)	(28.3)	(58.5)	163.0	91.3	32.2	(9.1)	(4.4)	(20.1)
Net interest income after provision for loan losses	654.7	643.2	687.3	316.5	384.1	434.2	459.1	430.0	464.2
Noninterest income	148.6	132.7	143.0	122.5	120.6	127.5	67.2	63.4	60.6
Noninterest expense	392.5	430.7	439.9	317.1	372.7	357.3	268.2	294.2	321.3
Income (loss) before income taxes	$410.8	$345.2	$390.4	$121.9	$132.0	$204.4	$258.1	$199.2	$203.5
SELECTED BALANCE SHEET DATA
Total loans	$12,560	$12,232	$12,172	$10,557	$10,115	$10,077	$9,381	$8,832	$8,530
Total deposits	16,764	16,233	16,214	11,924	11,677	11,491	10,969	10,520	9,707

(In millions)	NBAZ			NSB			Vectra
	2016	2015	2014	2016	2015	2014	2016	2015	2014
SELECTED INCOME STATEMENT DATA
Net interest income	$196.7	$181.8	$181.1	$124.8	$125.3	$125.4	$123.1	$117.2	$114.0
Provision for loan losses	(3.1)	7.9	(21.5)	(28.4)	(28.3)	(20.9)	(7.9)	4.7	(8.4)
Net interest income after provision for loan losses	199.8	173.9	202.6	153.2	153.6	146.3	131.0	112.5	122.4
Noninterest income	39.7	36.1	33.5	39.4	36.3	34.9	22.8	21.3	22.3
Noninterest expense	129.9	132.7	145.1	123.5	131.3	132.7	87.3	97.6	98.3
Income (loss) before income taxes	$109.6	$77.3	$91.0	$69.1	$58.6	$48.5	$66.5	$36.2	$46.4
SELECTED BALANCE SHEET DATA
Total loans	$4,292	$3,909	$3,750	$2,344	$2,285	$2,421	$2,528	$2,468	$2,320
Total deposits	4,609	4,369	4,133	4,243	4,035	3,690	2,842	2,889	2,591

(In millions)	TCBW			Other			Consolidated Company
	2016	2015	2014	2016	2015	2014	2016	2015	2014
SELECTED INCOME STATEMENT DATA
Net interest income	$39.5	$34.6	$34.6	$(179.3)	$(259.5)	$(314.4)	$1,867.4	$1,715.3	$1,680.0
Provision for loan losses	(0.2)	(2.9)	(0.9)	0.1	—	—	92.8	40.0	(98.1)
Net interest income after provision for loan losses	39.7	37.5	35.5	(179.4)	(259.5)	(314.4)	1,774.6	1,675.3	1,778.1
Noninterest income	4.6	4.1	4.1	70.8	(57.3)	66.8	515.6	357.2	492.7
Noninterest expense	18.6	16.5	33.4	248.2	104.9	121.4	1,585.3	1,580.6	1,649.4
Income (loss) before income taxes	$25.7	$25.1	$6.2	$(356.8)	$(421.7)	$(369.0)	$704.9	$451.9	$621.4
SELECTED BALANCE SHEET DATA
Total loans	$870	$704	$713	$117	$105	$81	$42,649	$40,650	$40,064
Total deposits	1,161	986	816	724	(335)	(794)	53,236	50,374	47,848

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Financial information by quarter for 2016 and 2015 is as follows:

	Quarters
(In thousands, except per share amounts)	First	Second	Third	Fourth	Year
2016
Gross interest income	$474,901	$486,952	$490,695	$501,766	$1,954,314
Net interest income	452,842	464,849	469,187	480,470	1,867,348
Provision for loan losses	42,145	34,492	18,825	(2,687)	92,775
Noninterest income:
Investment securities gains (losses), net	(522)	2,734	8,480	(3,422)	7,270
Other noninterest income	117,283	122,983	136,407	131,666	508,339
Noninterest expense	395,573	381,894	403,292	404,515	1,585,274
Income before income taxes	131,885	174,180	191,957	206,886	704,908
Net income	90,437	113,949	127,263	137,401	469,050
Preferred stock dividends	(11,660)	(13,543)	(10,368)	(12,411)	(47,982)
Preferred stock redemption	—	(9,759)	—	—	(9,759)
Net earnings applicable to common shareholders	78,777	90,647	116,895	124,990	411,309
Net earnings per common share:
Basic	$0.38	$0.44	$0.57	$0.61	$2.00
Diluted	0.38	0.44	0.57	0.60	1.99
2015
Gross interest income	$448,446	$455,236	$456,230	$473,559	$1,833,471
Net interest income	417,346	423,704	425,377	448,833	1,715,260
Provision for loan losses	(1,494)	566	18,262	22,701	40,035
Noninterest income:
Investment securities gains (losses), net	3,114	(133,597)	3,577	46	(126,860)
Other noninterest income	114,224	128,915	122,367	118,595	484,101
Noninterest expense	392,977	398,997	391,280	397,353	1,580,607
Income before income taxes	143,201	19,459	141,779	147,420	451,859
Net income	92,025	13,960	100,999	102,487	309,471
Preferred stock dividends	(16,746)	(15,060)	(16,761)	(14,290)	(62,857)
Net earnings (loss) applicable to common shareholders	75,279	(1,100)	84,238	88,197	246,614
Net earnings (loss) per common share:
Basic	$0.37	$(0.01)	$0.41	$0.43	$1.20
Diluted	0.37	(0.01)	0.41	0.43	1.20
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications did not affect net income. See related discussion in Note 1.
As discussed in Note 5, we recognized a loss during the second quarter of 2015 on the sale of our remaining CDO investment securities.

23.	PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(In thousands)	December 31,
	2016	2015
ASSETS
Cash and due from banks	$2,023	$18,375
Interest-bearing deposits	528,531	775,649
Security resell agreements	—	100,000
Investment securities:
Available-for-sale, at fair value	40,258	45,168
Other noninterest-bearing investments	28,719	28,178
Investments in subsidiaries:
Commercial bank	7,570,521	7,312,654
Other subsidiaries	6,126	84,010
Receivables from subsidiaries:
Other subsidiaries	—	60
Other assets	80,715	78,728
	$8,256,893	$8,442,822
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$88,477	$123,849
Subordinated debt to affiliated trusts	—	164,950
Long-term debt:
Due to others	534,110	646,504
Total liabilities	622,587	935,303
Shareholders’ equity:
Preferred stock	709,601	828,490
Common stock	4,724,715	4,766,731
Retained earnings	2,321,571	1,966,910
Accumulated other comprehensive loss	(121,581)	(54,612)
Total shareholders’ equity	7,634,306	7,507,519
	$8,256,893	$8,442,822
Prior period amounts have been adjusted to reflect changes in the legal entity structure resulting from our charter consolidation discussed in Note 1.

CONDENSED STATEMENTS OF INCOME

(In thousands)	Year Ended December 31,
	2016	2015	2014
Interest income:
Commercial bank	$559	$1,162	$1,489
Other subsidiaries	3	3	16
Other loans and securities	2,015	3,014	10,900
Total interest income	2,577	4,179	12,405
Interest expense:
Affiliated trusts	3,484	4,308	4,265
Other borrowed funds	33,651	63,665	117,700
Total interest expense	37,135	67,973	121,965
Net interest loss	(34,558)	(63,794)	(109,560)
Other income:
Dividends from consolidated subsidiaries:
Commercial bank	263,149	233,853	236,012
Other subsidiaries	—	100	400
Equity and fixed income securities gains, net	—	37,161	300,275
Other income	4,490	12,512	6,475
	267,639	283,626	543,162
Expenses:
Salaries and employee benefits	22,868	24,674	17,457
Debt extinguishment cost	353	135	44,422
Other operating expenses	(13,543)	10,473	10,559
	9,678	35,282	72,438
Income before income taxes and undistributed income of consolidated subsidiaries	223,403	184,550	361,164
Income tax expense (benefit)	(19,006)	(27,140)	55,865
Income before equity in undistributed income of consolidated subsidiaries	242,409	211,690	305,299
Equity in undistributed income (loss) of consolidated subsidiaries:
Commercial bank	230,167	108,350	97,673
Other subsidiaries	(3,526)	(10,569)	(4,510)
Net income	469,050	309,471	398,462
Preferred stock dividends	(47,982)	(62,857)	(71,894)
Preferred stock redemption	(9,759)	—	—
Net earnings applicable to common shareholders	$411,309	$246,614	$326,568
Prior period amounts have been adjusted to reflect changes in the legal entity structure resulting from our charter consolidation discussed in Note 1.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$469,050	$309,471	$398,462
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of consolidated subsidiaries	(226,641)	(97,781)	(93,163)
Debt extinguishment cost	353	135	44,422
Other, net	(31,048)	78,580	149,280
Net cash provided by operating activities	211,714	290,405	499,001

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	347,118	132,267	(1,007,844)
Collection of advances to subsidiaries	60	56,000	15,000
Advances to subsidiaries	—	(41,000)	(30,060)
Proceeds from sales and maturities of investment securities	3,878	124,419	372,357
Purchases of investment securities	—	(46,851)	—
Decrease of investment in subsidiaries	—	15,000	6,310
Other, net	7,342	4,010	24,319
Net cash provided by (used in) investing activities	358,398	243,845	(619,918)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(279,948)	(271,120)	(1,147,641)
Debt extinguishment cost paid	(353)	(135)	(35,435)
Proceeds from issuance of common stock	25,072	22,392	526,438
Cash paid for preferred stock redemptions	(126,144)	(175,669)	—
Common stock redeemed and retired	(97,240)	(6,681)	(5,589)
Dividends paid on preferred stock	(50,098)	(62,857)	(64,868)
Dividends paid on common stock	(57,753)	(45,198)	(31,262)
Other, net	—	(381)	(30)
Net cash used in financing activities	(586,464)	(539,649)	(758,387)
Net decrease in cash and due from banks	(16,352)	(5,399)	(879,304)
Cash and due from banks at beginning of year	18,375	23,774	903,078
Cash and due from banks at end of year	$2,023	$18,375	$23,774
The Parent paid interest of $35.0 million in 2016, $51.4 million in 2015, and $100.6 million in 2014.
Prior period amounts have been adjusted to reflect changes in the legal entity structure resulting from our charter consolidation discussed in Note 1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 85 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 86.

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
EQUITY COMPENSATION PLAN INFORMATION
The following schedule provides information as of December 31, 2016 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders:

Zions Bancorporation 2015 Omnibus Incentive Plan	1,436,459	$24.78	5,685,169

[1]
Column (a) excludes 63,255 shares of unvested restricted stock, 2,047,158 restricted stock units (each unit representing the right to one share of common stock), and 1,980,199 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $27.87, granted under the prior plan. The schedule also excludes 21,252 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $5.02, granted under plans assumed in mergers that are outstanding.

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

Consolidated balance sheets – December 31, 2016 and 2015
Consolidated statements of income – Years ended December 31, 2016, 2015 and 2014
Consolidated statements of comprehensive income – Years ended December 31, 2016, 2015 and 2014
Consolidated statements of changes in shareholders’ equity – Years ended December 31, 2016, 2015 and 2014
Consolidated statements of cash flows – Years ended December 31, 2016, 2015 and 2014
Notes to consolidated financial statements – December 31, 2016
(2)    Financial statement schedules – All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.
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
*

Exhibit Number	Description

4.4	Warrant to purchase up to 5,789,909 shares of Common Stock, issued on November 14, 2008, incorporated by reference to Exhibit 4.4 of Form 10-K for the year ended December 31, 2013.	*

4.5	Warrant Agreement, between Zions Bancorporation and Zions First National Bank (now known as ZB, N.A.), and Warrant Certificate (filed herewith).

10.1	Zions Bancorporation 2014-2016 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2014.	*

10.2	Zions Bancorporation 2015-2017 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2015.	*

10.3	Zions Bancorporation 2016-2018 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2016.	*

10.4	Zions Bancorporation 2012 Management Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2012.	*

10.5	Zions Bancorporation 2017 Management Incentive Compensation Plan, incorporated by reference to Appendix I of the Company’s Proxy Statement dated April 14, 2016.	*

10.6	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2013.	*

10.7	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2013.	*

10.8	Amendment to the Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2015.	*

10.9	Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2013.	*

10.10	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2014.	*

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
*

Exhibit Number	Description

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
*

10.19	Zions Bancorporation Restated Pension Plan effective January 1, 2002, including amendments adopted through December 31, 2010 (filed herewith).

10.20	First amendment to the Zions Bancorporation Pension Plan, dated June 28, 2013, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2013.	*

10.21	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2014.	*

10.22	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 1, 2002, including amendments adopted through December 31, 2010 (filed herewith).

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
*

10.25
First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2015.
*

10.26
Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2015.
*

10.27
Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 30, 2010, incorporated by reference to Exhibit 10.27 of Form 10-K for the year ended December 31, 2015.
*

Exhibit Number	Description

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
*

10.31
Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 27, 2016 (filed herewith).

10.32	Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.1 of Form S-8 filed on July 1, 2015.	*

10.33	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.3 of Form S-8 filed on July 1, 2015.	*

10.34	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.4 of Form S-8 filed on July 1, 2015.	*

10.35	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.6 of Form S-8 filed on July 1, 2015.	*

10.36	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.7 of Form S-8 filed on July 1, 2015.	*

10.37	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.2 of Form S-8 filed on July 1, 2015.	*

10.38	Form of Restricted Stock Unit Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.5 of Form S-8 filed on July 1, 2015.	*

10.39	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2015.	*

10.40	Form of Change in Control Agreement between the Company and Certain Executive Officers, incorporated by reference to Exhibit 10.37 of Form 10-K for the year ended December 31, 2012.	*

10.41	Addendum to Change in Control Agreement, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2014.	*

10.42	Form of Change in Control Agreement between the Company and Dallas E. Haun, dated May 23, 2008, incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2014.	*

Exhibit Number	Description

12	Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Dividends (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, December 31, 2015, and December 31, 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015, and December 31, 2014 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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

February 27, 2017    ZIONS BANCORPORATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 27, 2017

/s/ Harris H. Simmons	/s/ Paul E. Burdiss
HARRIS H. SIMMONS, Director, Chairman and Chief Executive Officer (Principal Executive Officer)	PAUL E. BURDISS, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alexander J. Hume	/s/ Jerry C. Atkin
ALEXANDER J. HUME, Controller (Principal Accounting Officer)	JERRY C. ATKIN, Director

/s/ Gary L. Crittenden	/s/ Patricia Frobes
GARY L. CRITTENDEN, Director	PATRICIA FROBES, Director

/s/ Suren K. Gupta	/s/ J. David Heaney
SUREN K. GUPTA, Director	J. DAVID HEANEY, Director

/s/ Vivian S. Lee	/s/ Edward F. Murphy
VIVIAN S. LEE, Director	EDWARD F. MURPHY, Director

/s/ Roger B. Porter	/s/ Stephen D. Quinn
ROGER B. PORTER, Director	STEPHEN D. QUINN, Director