Form 10-Q
period 2017-03-31
ZIONS BANCORPORATION /UT/
filed 2017-05-08
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 28, 2017	202,629,299 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements involve significant risks and uncertainties and actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis. Factors that might cause such differences include, but are not limited to:

•	the Company’s ability to successfully execute its business plans, manage its risks, and achieve its objectives, including its restructuring and efficiency initiatives;

•
changes in local, national and international political and economic conditions, including without limitation the political and economic effects of the economic and fiscal imbalances in the United States and other countries, potential or actual downgrades in ratings of sovereign debt issued by the United States and other countries, and other major developments, including wars, military actions, and terrorist attacks;

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

•
any impairment of our goodwill or other intangibles, or any adjustment of valuation allowances on our deferred tax assets due to adverse changes in the economic environment, declining operations of the reporting unit, or a change to the corporate statutory tax rate or other similar changes if and as implemented by local and national governments, or other factors;

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
GLOSSARY OF ACRONYMS

ASC	Accounting Standards Codification	DTA	Deferred Tax Asset
ASU	Accounting Standards Update	DFAST	Dodd-Frank Act Stress Test
AOCI	Accumulated Other Comprehensive Income	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ACL	Allowance for Credit Losses	EVE	Economic Value of Equity at Risk
ALLL	Allowance for Loan and Lease Losses	EITF	Emerging Issues Task Force
Amegy	Amegy Bank, a division of ZB, N.A.	ERM	Enterprise Risk Management
ALCO	Asset/Liability Committee	ERMC	Enterprise Risk Management Committee
AFS	Available-for-Sale	FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
BHC	Bank Holding Company	FDIC	Federal Deposit Insurance Corporation
BOLI	Bank-Owned Life Insurance	FDICIA	Federal Deposit Insurance Corporation Improvement Act
bps	basis points	FHLB	Federal Home Loan Bank
CB&T	California Bank & Trust, a division of ZB, N.A.	FRB	Federal Reserve Board
CMC	Capital Management Committee	FASB	Financial Accounting Standards Board
CSV	Cash Surrender Value	FTP	Funds Transfer Pricing
CLTV	Combined Loan-to-Value Ratio	GAAP	Generally Accepted Accounting Principles
CRE	Commercial Real Estate	GNMA	Government National Mortgage Association, or “Ginnie Mae”
COSO	Committee of Sponsoring Organizations of the Treadway Commission	HTM	Held-to-Maturity
CET1	Common Equity Tier 1 (Basel III)	HQLA	High-Quality Liquid Assets
CRA	Community Reinvestment Act	HECL	Home Equity Credit Line
CCAR	Comprehensive Capital Analysis and Review	HCR	Horizontal Capital Review
CFPB	Consumer Financial Protection Bureau	IFRS	International Financial Reporting Standards
CSA	Credit Support Annex	LCR	Liquidity Coverage Ratio

ZIONS BANCORPORATION AND SUBSIDIARIES

LIBOR	London Interbank Offered Rate	RSU	Restricted Stock Unit
MD&A	Management’s Discussion and Analysis	ROC	Risk Oversight Committee
NBAZ	National Bank of Arizona, a division of ZB, N.A.	SEC	Securities and Exchange Commission
NAV	Net Asset Value	SNC	Shared National Credit
NIM	Net Interest Margin	SBA	Small Business Administration
NSFR	Net Stable Funding Ratio	SBIC	Small Business Investment Company
NSB	Nevada State Bank, a division of ZB, N.A.	S&P	Standard and Poor's
OCC	Office of the Comptroller of the Currency	TCBO	The Commerce Bank of Oregon, a division of ZB, N.A.
OCI	Other Comprehensive Income	TCBW	The Commerce Bank of Washington, a division of ZB, N.A.
OREO	Other Real Estate Owned	TDR	Troubled Debt Restructuring
OTTI	Other-Than-Temporary Impairment	Vectra	Vectra Bank Colorado, a division of ZB, N.A.
PPNR	Pre-provision Net Revenue	ZB, N.A.	ZB, National Association
PEI	Private Equity Investment	Parent	Zions Bancorporation
PCI	Purchased Credit-Impaired	Zions Bank	Zions Bank, a division of ZB, N.A.
RULC	Reserve for Unfunded Lending Commitments	ZMSC	Zions Management Services Company
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2016 Annual Report on Form 10-K.
GAAP to NON-GAAP RECONCILIATIONS
This Form 10-Q presents non-GAAP financial measures, in addition to GAAP financial measures, to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. The Company considers these adjustments to be relevant to ongoing operating results and provide a meaningful base for period-to-period and company-to-company comparisons. These non-GAAP financial measures are used by management to assess the performance and financial position of the Company and for presentations of Company performance to investors. The Company further believes that presenting these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management.
Non-GAAP financial measures have inherent limitations, and are not required to be uniformly applied by individual entities. Although non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP.
The following are the non-GAAP financial measures presented in this Form 10-Q and a discussion of why management uses these non-GAAP measures:
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		March 31, 2017	December 31, 2016	March 31, 2016

Net earnings applicable to common shareholders (GAAP)		$129	$125	$79
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1	1	1
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$130	$126	$80
Average common equity (GAAP)		$6,996	$6,998	$6,787
Average goodwill		(1,014)	(1,014)	(1,014)
Average core deposit and other intangibles		(8)	(10)	(15)
Average tangible common equity (non-GAAP)	(b)	$5,974	$5,974	$5,758
Number of days in quarter	(c)	90	92	91
Number of days in year	(d)	365	366	366
Tangible return on average tangible common equity (non-GAAP)	(a/b/c)*d	8.83%	8.39%	5.59%
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Dollar amounts in millions)		March 31, 2017	December 31, 2016	March 31, 2016

Total shareholders’ equity (GAAP)		$7,730	$7,634	$7,625
Goodwill		(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(7)	(8)	(14)
Tangible equity (non-GAAP)	(a)	6,709	6,612	6,597
Preferred stock		(710)	(710)	(828)
Tangible common equity (non-GAAP)	(b)	$5,999	$5,902	$5,769
Total assets (GAAP)		$65,463	$63,239	$59,180
Goodwill		(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(7)	(8)	(14)
Tangible assets (non-GAAP)	(c)	$64,442	$62,217	$58,152
Common shares outstanding (thousands)	(d)	202,595	203,085	204,544
Tangible equity ratio (non-GAAP)	(a/c)	10.41%	10.63%	11.34%
Tangible common equity ratio (non-GAAP)	(b/c)	9.31%	9.49%	9.92%
Tangible book value per common share (non-GAAP)	(b/d)	$29.61	$29.06	$28.20

ZIONS BANCORPORATION AND SUBSIDIARIES

EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		Three Months Ended
		March 31, 2017	December 31, 2016	March 31, 2016

Noninterest expense (GAAP)	(a)	$414	$404	$396
Adjustments:
Severance costs		5	1	4
Other real estate expense, net		—	—	(1)
Provision for unfunded lending commitments		(5)	3	(6)
Amortization of core deposit and other intangibles		2	2	2
Restructuring costs[1]		1	3	1
Total adjustments	(b)	3	9	—
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$411	$395	$396
Net interest income (GAAP)	(d)	$489	$480	$453
Fully taxable-equivalent adjustments	(e)	8	8	5
Taxable-equivalent net interest income (non-GAAP)[1]	(d+e)=f	497	488	458
Noninterest income (GAAP)	g	132	128	117
Combined income	(f+g)=(h)	629	616	575
Adjustments:
Fair value and nonhedge derivative income (loss)		—	7	(3)
Securities gains (losses), net		5	(3)	—
Total adjustments	(i)	5	4	(3)
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$624	$612	$578
Pre-provision net revenue (PPNR)	(h)-(a)	$215	$212	$179
Adjusted PPNR (non-GAAP)	(j-c)	213	217	182
Efficiency ratio (non-GAAP)	(c/j)	65.9%	64.5%	68.5%
1The restructuring costs in the fourth quarter of 2016 are primarily related to the termination of the Zions Direct auction platform and changes to simplify operational processes for small business lending.
RESULTS OF OPERATIONS
Executive Summary
Net earnings applicable to common shareholders for the first quarter of 2017 were $129 million, or $0.61 per diluted common share, compared with net earnings applicable to common shareholders of $79 million, or $0.38 per diluted common share for the first quarter of 2016. Net income benefited primarily from a $40 million or 8.4% increase in interest income due to the Company’s redeployment of funds from lower-yielding money market investments and use of short-term borrowings to purchase agency securities. We also provided $19 million less for loan losses in the first quarter of 2017 than we did in the same prior year period, primarily due to improvement in the oil and gas-related portfolio. Net interest income improved 7.9% to $489 million in the first quarter of 2017 from $453 million in the same prior year period. Net interest margin (“NIM”) was 3.38% compared with 3.35% in the first quarters of 2017 and 2016, respectively.
Performance Against Previously Announced Initiatives
In June 2015, we announced several initiatives to improve operational and financial performance along with some key financial targets. Our initiatives are designed to improve customer experience, to simplify the corporate structure and operations, and to make the Company a more efficient organization. Following is a brief discussion regarding current performance against these key financial targets.

•
Achieve an adjusted efficiency ratio in the low 60s for fiscal year 2017. In 2016 our efficiency ratio was 65.8%, which met our goal to keep the efficiency ratio under 66% for the year. Our adjusted efficiency ratio for the first quarter of 2017 was 65.9%, a 264 bps improvement over the same prior year period efficiency ratio of 68.5%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Small increases in adjusted noninterest expense items between the quarters were more than offset by a large improvement in interest income, due to loan growth and securities purchases in 2016. Despite this positive year-over-year improvement, the adjusted efficiency ratio increased from 64.5% in the fourth quarter of 2016, which was primarily driven by several seasonal factors in the first quarter of 2017. Salary and employee benefits expense, up $21 million in the first quarter of 2017 compared with the fourth quarter of 2016, is consistently higher in the first quarter, due to stock-based compensation related to equity grants to retirement-eligible employees, payroll taxes again become effective for all employees, and the Company matches in the employee 401(k) plan contributions concurrent with bonus payouts. The increase in this expense outweighed the impact of higher interest income between the linked quarters. See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of the adjusted efficiency ratio and why management uses this non-GAAP measure.

•
Maintain adjusted noninterest expense at less than $1.58 billion in 2016, with a modest increase in 2017. We met our target for fiscal year 2016, keeping adjusted noninterest expense to $1.579 billion. In the first quarter of 2017, adjusted noninterest expense was $411 million, which, when annualized and considering the seasonal expenses in the first quarter of 2017, is consistent with our goal to limit noninterest expense growth to less than 3% in 2017.

Areas Experiencing Strength in the First Quarter of 2017
Net interest income, which is more than three-quarters of our revenue, increased by $36 million, or 7.9%, in the first quarter of 2017 due to our efforts to change the mix of interest-earning assets from lower-yielding money market investments into higher-yielding investment securities and loans and to reduce interest expense related to long-term debt. The average investment securities portfolio for the first quarter of 2017 grew by $6.2 billion compared with the same prior year period, which resulted in a $32 million increase in taxable-equivalent interest income on investment securities over the same quarters. Interest expense remained relatively stable due to early calls and maturities of long-term debt, despite the average balance of short-term borrowings increasing $2.7 billion. These actions should improve both the Company’s revenue stability under future stressful economic scenarios and current earnings as compared to the alternative of holding money market investments.
Adjusted PPNR of $213 million for the first quarter of 2017 was down $4 million, or 1.8%, from the prior quarter primarily as a result of seasonal increases in certain expenses, but increased $29 million, or 17.0%, compared with the first quarter of 2016. The increase from the same prior year period reflects operating leverage improvement resulting from securities and loan growth, and a more profitable earning assets mix. The higher adjusted PPNR in the first quarter of 2017 compared with the same prior year period drove an improvement in the Company’s efficiency ratio from 68.5% in the first quarter of 2016 to 65.9% in the current quarter. See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of adjusted PPNR.
Asset quality for the total lending portfolio improved between the first quarter of 2016 and the first quarter of 2017. Criticized, classified, and nonaccrual loans all improved as a percentage of outstanding loan balances by 48 bps, 27 bps, and 2 bps respectively. Credit quality measures in the non-oil and gas-related portfolio remained stable throughout 2016 and continued to be strong during the first quarter of 2017. Asset quality in the oil and gas-related portfolio, which represents less than 5% of outstanding loan balances as of March 31, 2017, declined during 2016; however, annualized net charge-offs in the oil and gas-related portfolio declined to 2.72% in the first quarter of 2017 from 5.45% in the same prior year period. Further, outstanding loan balances in the oil and gas-related portfolio have decreased to $2.1 billion in the first quarter of 2017 from $2.6 billion in the same prior year period. Active management of the portfolio has helped mitigate the impact of lower energy prices on credit quality in the total loan portfolio, and has been partially responsible for a lower provision for credit losses between the first quarters of 2017 and 2016.
We continue to increase the return on and of capital. Tangible return on average tangible common equity was 8.83%, up 44 bps from the prior quarter and up 324 bps from the same prior year period. The Company has repurchased 3.9 million shares of common stock since July 31, 2016. Dividends per common share increased to $0.08 in the first quarter of 2017, compared with $0.06 for the same prior year period.

ZIONS BANCORPORATION AND SUBSIDIARIES

Areas Experiencing Challenges in the First Quarter of 2017
Net loans and leases increased $1.3 billion or 3.2% between the first quarter of 2016 and March 31, 2017; however, the loan growth was relatively flat when compared with the fourth quarter of 2016 as we continue to be challenged to grow loans at a faster rate than they pay down, pay off, and mature. Annualized loan growth in the first quarter of 2017 was 0.9% and the portfolio has only grown at an average annualized rate of 0.8% for the past three quarters. Average yields on loans remained stable at 4.14% in both the first quarters of 2016 and 2017. Although rate increases have helped improve loan yields, several factors muted some of the natural asset sensitivity (which refers to the impact to net interest income as a result of a changes in the interest rate environment) of the Company, including a decrease in prepayment income, attrition in revenue from loans purchased from the FDIC in 2009, and a shift in the asset mix within the portfolio. Certain of our variable-rate loans have not yet contractually repriced to their respective indices since the steepening of the yield curve that occurred in late 2016, and some variable-rate loans are still below their floors. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 29. Over the next 12 months, we expect mid-single digit growth in our loan portfolio.
Noninterest expense increased to $414 million from $396 million for the same prior year period, representing a 4.5% increase. Higher FDIC premiums, and increased rent and depreciation expense will continue to cause expense to be higher in 2017 when compared with 2016. Adjusted noninterest expense, which excludes severance and some other items as explained in the “GAAP to Non-GAAP Reconciliations” section on page 5, increased 3.8% over the same period. Management is committed to restricting growth in adjusted noninterest expense in 2017 to less than 3% when compared with 2016. As previously discussed, first quarter 2017 adjusted noninterest expense of $411 million, which, when annualized and considering the seasonal expenses in the first quarter of 2017, is consistent with our goal to limit noninterest expense growth to less than 3% in 2017.
Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of our revenue. For the first quarter of 2017, taxable-equivalent net interest income was $497 million, compared with $488 million for the fourth quarter of 2017 and $458 million for the first quarter of 2016. The $39 million increase in taxable-equivalent net interest income in the first quarter of 2017 compared to the first quarter of 2016 was primarily driven by the larger securities portfolio.
Net interest margin in 2017 vs. 2016
The NIM was 3.38% and 3.35% for the first quarter of 2017 and 2016, respectively, and 3.37% for the fourth quarter of 2017. The increased NIM for the first quarter, compared with the same prior year period, resulted from the combination of several factors. The largest positive driver was a change in the mix of interest-earning assets by moving funds from lower-yielding money market investments and using wholesale borrowings in order to purchase available-for-sale (“AFS”) investment securities and grow loans. Although this strategy has helped the NIM and net interest income, several items have tempered its impact, including lower yields on shorter maturity held-to-maturity (“HTM”) securities; changes in the composition of the loan portfolio itself, with growth in lower-yielding consumer and less growth in higher-yielding commercial and industrial loans; and the recent use of wholesale borrowing to fund securities purchases.
The average loan portfolio increased $1.6 billion between the first quarter of 2017 and the first quarter of 2016. The average yield was flat over the same period. The Federal Reserve raised interest rates in both December 2016 and March 2017. Although the most recent increase occurred late in the first quarter, and had little effect on loan interest income, we experienced some improvement in interest income as a result of the December 2016 increase. Our natural asset sensitivity to the rate increases was somewhat muted however, for various reasons, including lower collections of prepayment penalties, when compared with the same prior year period. Additionally, as the balance of purchased credit-impaired (FDIC assisted) loans declines, we have not been able to replace these high yielding assets with loans of comparably high yield, which creates a drag on NIM expansion from rising rates. Further, a portion of our variable-rate loans contain floors on rate indices that are higher than current rates and therefore were not affected by the change in the indices.

ZIONS BANCORPORATION AND SUBSIDIARIES

Taxable-equivalent interest income on AFS securities for the first quarter of 2017 increased by $30 million compared with the same prior year period, due to a substantial $5.9 billion increase in average balances as well as a slight increase of 3 bps in the yield.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised 44.9% of average total deposits for the first quarter of 2017, compared with 44.2% for the first quarter of 2016. Average interest-bearing deposits increased by 3.9% in the first quarter of 2017, compared with the same prior year period, and the average rate paid increased 2 bps. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers, particularly noninterest-bearing deposits, that provide us with a low cost of funds and have a positive impact on our NIM. A significant decrease in the amount of noninterest-bearing deposits would likely have a negative impact on our NIM.
The average balance of long-term debt was $288 million lower for the first quarter of 2017 compared with the same prior year period, as a result of early calls and maturities. The average interest rate paid on long-term debt increased by 90 bps between the same periods due to the reduced balance of debt that was at a lower rate than that of the portfolio. Short-term borrowings increased $2.7 billion. Further changes in short-term borrowing will be driven by balancing changes in deposits and loans as we do not foresee significant shifts in security balances. Despite this significant increase of $2.4 billion in total borrowed funds, interest expense increased only $4 million between the two periods.
Refer to the “Liquidity Risk Management” section beginning on page 33 for more information on how we manage liquidity risk.
See “Interest Rate and Market Risk Management” on page 29 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.
Interest rate spreads
The spread on average interest-bearing funds was 3.23% and 3.20% for the first quarters of 2017 and 2016, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM. Over the next 12 months, we expect mid-single digit growth in our loan portfolio. We anticipate this growth will be partially offset by continued attrition in the NRE and oil and gas-related portfolios, although we expect the rate of attrition to be slower than it was in 2016. Average yields on the loan portfolio may continue to experience modest downward pressure due to competitive pricing and growth in lower-yielding residential mortgages; however, we expect average yields on the loan portfolio to benefit from short-term rate increases.
Although security purchases have reduced the level of asset sensitivity, we expect to remain asset-sensitive with regard to interest rate risk. During the first quarter of 2017, we purchased high-quality liquid assets (“HQLA”) securities of $2.6 billion at amortized cost, increasing HQLA securities by $2.5 billion after paydowns and payoffs during the quarter. In the near term, we anticipate that the level of investment securities as a percent of assets will remain relatively stable.
Our estimates of the Company’s actual interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, which are a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience due to the prolonged period of very low interest rates. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 29.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,983	$5	0.93%	$5,122	$7	0.55%
Securities:
Held-to-maturity	847	8	3.90	562	7	4.86
Available-for-sale	14,024	73	2.14	8,109	43	2.11
Trading account	61	1	3.75	53	—	3.56
Total securities [2]	14,932	82	2.24	8,724	50	2.30
Loans held for sale	132	1	3.22	140	1	3.95
Loans and leases [3]
Commercial	21,606	225	4.22	21,624	226	4.20
Commercial real estate	11,241	118	4.27	10,556	111	4.23
Consumer	9,719	92	3.82	8,823	85	3.90
Total loans and leases	42,566	435	4.14	41,003	422	4.14
Total interest-earning assets	59,613	523	3.56	54,989	480	3.51
Cash and due from banks	974			728
Allowance for loan losses	(566)			(600)
Goodwill	1,014			1,014
Core deposit and other intangibles	8			15
Other assets	2,952			2,680
Total assets	$63,995			$58,826
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,896	$9	0.14%	$25,350	$10	0.15%
Time	2,856	4	0.59	2,088	2	0.44
Foreign	—	—		235	—	0.26
Total interest-bearing deposits	28,752	13	0.19	27,673	12	0.17
Borrowed funds:
Federal funds and other short-term borrowings	2,924	5	0.71	268	—	0.18
Long-term debt	521	8	5.92	809	10	5.02
Total borrowed funds	3,445	13	1.50	1,077	10	3.82
Total interest-bearing liabilities	32,197	26	0.33	28,750	22	0.31
Noninterest-bearing deposits	23,460			21,882
Other liabilities	632			579
Total liabilities	56,289			51,211
Shareholders’ equity:
Preferred equity	710			828
Common equity	6,996			6,787
Total shareholders’ equity	7,706			7,615
Total liabilities and shareholders’ equity	$63,995			$58,826
Spread on average interest-bearing funds			3.23%			3.20%
Taxable-equivalent net interest income and net yield on interest-earning assets		$497	3.38%		$458	3.35%

[1]	Taxable-equivalent rates used where applicable.

[2]	Interest on total securities includes $29 million and $19 million of premium amortization, as of March 31, 2017 and March 31, 2016, respectively.

[3]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provisions for Credit Losses
The provision for credit losses is the combination of both the provision for loan losses and the provision for unfunded lending commitments. The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan and lease losses (“ALLL”) at an adequate level based on the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments (“RULC”) at an adequate level based on the inherent risks associated with such commitments. In determining adequate levels of the ALLL and RULC, we perform periodic evaluations of our various loan portfolios, the levels of actual charge-offs, credit trends, and external factors. See Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 19 for more information on how we determine the appropriate level for the ALLL and the RULC.
The provision for loan losses was $23 million in the first quarter of 2017, compared with $42 million in the same prior year period. Most of the provision in the first quarter of 2017 was due to charge-offs related to an isolated event with a single, non-oil and gas-related borrower, who is subject to a government investigation and seizure of assets. The provision was higher in the first quarter of 2016 due to incurred losses in the oil and gas-related portfolio. Net charge-offs were $46 million in the first quarter of 2017, compared with $36 million in the same prior year period. The increase was mainly due to the isolated charge-off discussed previously. Net charge-offs decreased $22 million in the oil and gas-related portfolio in the first quarter of 2017, when compared with the same prior year period.
Criticized and classified loans decreased by $138 million and $68 million, respectively, between the first quarters of 2016 and 2017. Nonaccrual loans increased $10 million over the same period, but decreased as a percentage of the outstanding loan balance by 2bps. Although asset quality in the oil and gas-related portfolio, representing almost 5% of our total loan portfolio, deteriorated through much of 2016, it has improved for two straight quarters.
During the first quarter of 2017, we recorded a $(5) million provision for unfunded lending commitments, compared with a $(6) million provision in the first quarter of 2016. The negative provision recognized in the first quarter of 2017 is a result of credit quality improvement in the oil and gas-related portfolio. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings, and changes in credit quality.
The allowance for credit losses (“ACL”), which is the combination of both the ALLL and the RULC, decreased $77 million when compared with the first quarter of 2016. Declines in credit quality and increased charge-offs in the oil and gas-related portfolio were more than offset by improvements in the rest of the loan portfolio. Further, declining oil and gas-related exposure and increasing residential real estate and Commercial Real Estate (“CRE”) term exposure improved the risk profile of the portfolio.
Net charge-offs in the non-oil and gas-related portfolio (95% of total loans) were $32 million in the first quarter of 2017, $30 million of which was from the isolated charge-off previously described. We also continued to benefit from credit improvement in the oil and gas-related portfolio, which is not currently experiencing meaningful deterioration or negative migration. We expect the provision for credit losses throughout 2017 to be generally consistent with fiscal year 2016, particularly if energy prices remain at or near current levels. Refer to the “Oil and Gas-Related Exposure” section on page 21 for more information.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For the first quarter of 2017 noninterest income increased to $132 million, compared with $117 million for the first quarter of 2016. The major drivers for the improvement in year-over-year noninterest income were securities gains and investment income, which increased a combined $12 million over the same prior period. Both items were heavily driven by gains recognized from an individual equity security, which is present in multiple company-owned Small Business Investment Company (“SBIC”) investments. This investee went public in 2016 and has experienced some volatility in stock price since its IPO. We are unwinding our position in the stock, which will reduce some of the observed variance; however, we are subject to certain limitations on the amount we can sell

ZIONS BANCORPORATION AND SUBSIDIARIES

each quarter. Gains or losses on equity securities may increase or decrease due to market factors or the performance of individual securities.
We believe a subtotal of customer-related fees provides a better view of income over which we have more direct control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses. Customer-related fees increased to $115 million from $112 million in the same prior year period and decreased from $118 million in the fourth quarter of 2016. Steady positive progress in fee income during 2016 was somewhat offset by a reduction in sales of interest rate swaps to clients and fewer loan originations during the most recent quarter, resulting in lower loan fees. Compared with the same prior year period, credit card interchange fees and wealth management fees have seen strong growth, and the Company has also benefitted from gains in foreign currency trading.
Noninterest Expense
Noninterest expense increased by $18 million, or 4.5%, to $414 million in the first quarter of 2017, compared with the same prior year period. Expense increases were driven mainly by the higher cost of labor and other employee-related costs, higher occupancy costs and FDIC premiums. Expenses increased slightly between the two quarters in several other areas, but increases have been expected as communicated by our target to limit adjusted noninterest expense growth to less than 3%, which was $1.579 billion. We believe we are on track to successfully achieving this goal. The following are major components of noninterest expense line items impacting the first quarter change.
Salaries and employee benefits expense was up $4 million or 1.6% compared with the first quarter of 2016. Base salaries increased from overtime and contract work due to significant progress being made towards the Company’s technology initiatives, and we also had a larger amount of severance expense in the current quarter as we continue to consolidate and streamline operations where possible. We had larger insurance costs in the Company’s self-funded medical plans and also a larger amount of retirement expense between the two quarters. These increases were partially offset by a $4 million reduction in salary expense, primarily driven by our accounting estimation process for deferred fees and costs related to loan originations.
Occupancy expense increased $3 million or 10.0% in the first quarter of 2017 compared with the same prior year period. We recently placed a newly constructed office building into operation in Houston and the increase in occupancy expense was primarily due to transition expenses incurred this quarter.
FDIC premium expense increased $5 million or 71.4% from the first quarter of 2016 due to a higher deposit base and the FDIC surcharge. The FDIC approved a change in deposit insurance assessments that implements a Dodd-Frank Act provision requiring banks with over $10 billion in assets to be responsible for recapitalizing the FDIC insurance fund to 1.35% over an eight-quarter period, after it reaches a 1.15% reserve ratio. The 1.15% threshold was reached at the end of the second quarter of 2016 and the premium has been effective since then, although this has been somewhat offset by a reduction in the Company’s overall FDIC charges resulting from the consolidation of the individual bank charters and successfully lowering the risk profile of the Bank.
Our goal is to limit adjusted noninterest expense growth to less than 3% in 2017. For the first three months of 2017 adjusted noninterest expense was $411 million. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of the efficiency ratio).
Income Taxes
Income tax expense for the first quarter of 2017 was $45 million compared with $41 million for the same year ago period. The effective tax rates, including the effects of noncontrolling interests, for the first three months of 2017 and 2016 were 24.5% and 31.1%, respectively. The tax expense rate for both these quarters benefited primarily from the non-taxability of certain income items; however, the 2017 effective tax rate was further reduced by other adjustments. In the first quarter of 2017 we re-evaluated our state tax positions which resulted in a one-time $14

ZIONS BANCORPORATION AND SUBSIDIARIES

million benefit to tax expense, in addition to a $4 million benefit from the implementation of new accounting guidance related to stock-based compensation.
We had a net deferred tax asset (“DTA”) balance of $231 million at March 31, 2017, compared with $250 million at December 31, 2016. The decrease in the DTA resulted primarily from net charge-offs exceeding the provision for loan losses, the payout of accrued compensation, and the reduction of unrealized losses in other comprehensive income (“OCI”) related to securities. A decrease in deferred tax liabilities during the first quarter of 2017, which related to premises and equipment and the deferred gain on a prior period debt exchange, offset some of the overall decrease in DTA.
Preferred Dividends
Our preferred dividends decreased $2 million in the first quarter of 2017 when compared with the first quarter of 2016, due to the successful tender offer in the second quarter of 2016 to purchase $119 million of preferred stock. On April 27, 2017, the Company issued a press release announcing the planned redemption of all outstanding 7.90% Series F non-cumulative preferred stock. As a result, preferred dividends are expected to be $12 million, $8 million, and $10 million in the second, third, and fourth quarters of 2017, respectively, compared with $13 million, $10 million, and $12 million in the second, third, and fourth quarters of 2016, respectively.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, while maintaining adequate levels of highly liquid assets. As a result of this goal we have been redeploying funds from lower-yielding money market investments, in addition to using wholesale borrowings, to purchase agency securities.
For information regarding the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields see the average balance sheet on pages 12.
Average interest-earning assets were $59.6 billion for the first three months of 2017, compared with $55.0 billion for the first three months of 2016. Average interest-earning assets as a percentage of total average assets for the first three months of 2017 and 2016 were 93.2% and 93.5%, respectively.
Average loans were $42.6 billion and $41.0 billion for the first three months of 2017 and 2016, respectively. Average loans as a percentage of total average assets for the first three months of 2017 were 66.5%, compared with 69.7% in the corresponding prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 61.3% to $2.0 billion for the first three months of 2017, compared with $5.1 billion for the first three months of 2016. Average securities increased by 71.2% for the first three months of 2017, compared with the first three months of 2016.
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenues for the Company. Refer to the “Liquidity Risk Management” section on page 33 for additional information on management of liquidity and funding and compliance with Basel III and Liquidity Coverage Ratio (“LCR”) requirements. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield

ZIONS BANCORPORATION AND SUBSIDIARIES

adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of the Notes to Consolidated Financial Statements.
INVESTMENT SECURITIES PORTFOLIO

	March 31, 2017			December 31, 2016
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$815	$815	$803	$868	$868	$850
	815	815	803	868	868	850
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,859	1,858	1,853	1,847	1,846	1,839
Agency guaranteed mortgage-backed securities	9,819	10,060	9,961	7,745	7,986	7,883
Small Business Administration loan-backed securities	2,122	2,360	2,349	2,066	2,298	2,288
Municipal securities	1,151	1,299	1,285	1,048	1,182	1,154
Other debt securities	25	25	24	25	25	24
	14,976	15,602	15,472	12,731	13,337	13,188
Money market mutual funds and other	134	134	134	184	184	184
	15,110	15,736	15,606	12,915	13,521	13,372
Total	$15,925	$16,551	$16,409	$13,783	$14,389	$14,222
The amortized cost of investment securities at March 31, 2017 increased by 15.0% from the balances at December 31, 2016, primarily due to purchases of agency guaranteed mortgage-backed securities. There were additional increases in agency securities, municipal securities, and Small Business Administration (“SBA”) loan-backed securities.
The investment securities portfolio includes $626 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. Recent purchases of these securities have occurred at a premium to the respective par amount. The purchase premiums and discounts for both HTM and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest income in the period the principal is reduced. For the first three months of 2017, premium amortization reduced the yield on securities by 83 bps, compared with a 100 bps impact for the linked quarter and a 92 bps impact for the first three months of 2016. The lower level of premium amortization was attributable to slower prepayment speeds. In addition, yields of floating-rate securities, primarily SBA loan-backed securities, benefited from increases in reference indices.
As of March 31, 2017, under the GAAP fair value accounting hierarchy, 0.9% of the $15.6 billion fair value of the AFS securities portfolio was valued at Level 1, 99.1% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2016, 1.4% of the $13.4 billion fair value of AFS securities portfolio was valued at Level 1, 98.6% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred together as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	March 31, 2017	December 31, 2016

Loans and leases	$811	$778
Held-to-maturity – municipal securities	815	868
Available-for-sale – municipal securities	1,285	1,154
Trading account – municipal securities	34	112
Unfunded lending commitments	192	182
Total direct exposure to municipalities	$3,137	$3,094
At March 31, 2017, one municipal loan with a balance of $1 million was on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and 90.1% of the outstanding credits were originated by CB&T, Zions Bank, Vectra, and Amegy. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
Growth in municipal exposures came primarily from increases in the municipal AFS securities portfolio consistent with the Company’s initiative to increase securities. AFS securities generally consist of securities with investment-grade ratings from one or more major credit rating agencies.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at March 31, 2017 and December 31, 2016.
Loan Portfolio
For the first three months of 2017 and 2016, average loans accounted for 66.5% and 69.7%, respectively, of total average assets. As presented in the following schedule, commercial and industrial loans were the largest category and constituted 31.3% of our loan portfolio at March 31, 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

LOAN PORTFOLIO

	March 31, 2017		December 31, 2016
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,368	31.3%	$13,452	31.5%
Leasing	404	0.9	423	1.0
Owner-occupied	6,973	16.3	6,962	16.3
Municipal	811	1.9	778	1.8
Total commercial	21,556	50.4	21,615	50.6
Commercial real estate:
Construction and land development	2,123	5.0	2,019	4.7
Term	9,083	21.2	9,322	21.9
Total commercial real estate	11,206	26.2	11,341	26.6
Consumer:
Home equity credit line	2,638	6.2	2,645	6.2
1-4 family residential	6,185	14.5	5,891	13.8
Construction and other consumer real estate	517	1.2	486	1.2
Bankcard and other revolving plans	459	1.1	481	1.1
Other	181	0.4	190	0.5
Total consumer	9,980	23.4	9,693	22.8
Total net loans	$42,742	100.0%	$42,649	100.0%
Loan portfolio growth during the first three months of 2017 was in line with the industry. Despite softening in some areas, we saw moderate growth in 1-4 family residential and commercial real estate construction and land development lending. During the first quarter of 2017, the Company also purchased $166 million of 1-4 family residential loans. The impact of these increases was partially offset by decreases in commercial real estate term and commercial and industrial loans.
Commercial owner-occupied loans also increased during the quarter; however, we experienced continued runoff and attrition of the National Real Estate portfolio at Zions Bank. The National Real Estate business is a wholesale business that depends on loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
Other Noninterest-Bearing Investments
In the first quarter of 2017, the Company increased its short-term borrowings with the FHLB by $2 billion. This increase required a further investment in FHLB activity stock, which consequently increased by $80 million in the quarter. Other noninterest-bearing investments remained relatively stable as set forth in the following schedule.
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	March 31, 2017	December 31, 2016

Bank-owned life insurance	$499	$497
Federal Home Loan Bank stock	110	30
Federal Reserve stock	183	181
Farmer Mac stock	38	34
SBIC investments	126	124
Non-SBIC investment funds	14	15
Other	3	3
	$973	$884

ZIONS BANCORPORATION AND SUBSIDIARIES

Premises and Equipment
Premises and equipment increased $27 million, or 2.6%, during the first three months of 2017 primarily due to capitalized costs associated with the development of a new corporate facility for Amegy Bank in Texas, a large software purchase, and the capitalization of eligible costs related to the development of new lending, deposit and reporting systems.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first three months of 2017 increased by 5.4%, compared with the first three months of 2016, with average interest-bearing deposits increasing by 3.9% and average noninterest-bearing deposits increasing by 7.2%. The increases in interest and noninterest-bearing deposits were driven by increases in both personal and business customer balances. The average interest rate paid for interest-bearing deposits was 2 bps higher during the first three months of 2017, compared with the first three months of 2016.
Deposits at March 31, 2017, excluding time deposits $100,000 and over and brokered deposits, decreased slightly to $51.3 billion from $51.4 billion at December 31, 2016. The decrease was mainly due to a decrease in interest-bearing domestic savings and money market deposits offset by an increase in noninterest-bearing deposits.
Demand and savings and money market deposits were 94.4% and 94.8% of total deposits at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, total deposits included $1.2 billion and $0.9 billion, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 33 for additional information on funding and borrowed funds.
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
Centralized oversight of credit risk is provided through credit policies, credit risk management, and credit examination functions. We separate the lending function from the credit risk management function, which strengthens control over, and the independent evaluation of, credit activities. Formal credit policies and procedures

ZIONS BANCORPORATION AND SUBSIDIARIES

provide the Company with a framework for consistent underwriting and a basis for sound credit decisions at the local banking affiliate level. In addition, we have a well-defined set of standards for evaluating our loan portfolio, and we utilize a comprehensive loan risk-grading system to determine the risk potential in the portfolio. Furthermore, the internal credit examination department periodically conducts examinations of the Company’s lending departments and credit activities. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan risk-grading administration, and compliance with credit policies. New, expanded, or modified products and services, as well as new lines of business, are approved by the New Initiative Review Committee.
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
As we continue to monitor our concentration risk, the composition of our loan portfolio has slightly changed. Oil and gas-related loans represented 4.8% of the total loan portfolio at March 31, 2017, compared with 5.1% at December 31, 2016. Total commercial and commercial real estate loans were 50.4% and 26.2% of the total portfolio at March 31, 2017, compared with 50.6% and 26.6%, at December 31, 2016, respectively. Consumer loans have grown to represent 23.4% of the total loan portfolio at March 31, 2017, compared with 22.8% at December 31, 2016.
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of March 31, 2017, the principal balance of these loans was $548 million, and the guaranteed portion of these loans was $414 million. Most of these loans were guaranteed by the SBA.
The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	March 31, 2017	Percent guaranteed	December 31, 2016	Percent guaranteed

Commercial	$514	75%	$519	75%
Commercial real estate	17	76	18	75
Consumer	17	92	17	92
Total loans	$548	76	$554	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

COMMERCIAL LENDING BY INDUSTRY GROUP

	March 31, 2017		December 31, 2016
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,566	11.9%	$2,624	12.1%
Retail trade [1]	2,222	10.3	2,145	9.9
Manufacturing	2,102	9.8	2,161	10.0
Finance and insurance	1,510	7.0	1,462	6.8
Healthcare and social assistance	1,498	6.9	1,538	7.1
Wholesale trade	1,458	6.8	1,444	6.7
Mining, quarrying and oil and gas extraction	1,273	5.9	1,403	6.5
Transportation and warehousing	1,272	5.9	1,300	6.0
Construction	1,068	4.9	1,076	5.0
Accommodation and food services	932	4.3	925	4.3
Other services (except Public Administration)	909	4.2	881	4.1
Professional, scientific and technical services	902	4.2	875	4.0
Utilities [2]	787	3.7	783	3.6
Other [3]	3,057	14.2	2,998	13.9
Total	$21,556	100.0%	$21,615	100.0%

[1]
At March 31, 2017, 81% of retail trade consist of auto and other motor vehicle dealers, gas stations, and grocery stores. For additional detail on our commercial real estate retail exposure, see the Commercial Real Estate Loans section on page 24.

[2]	Includes primarily utilities, power, and renewable energy.

[3]	No other industry group exceeds 3.5%.
Oil and Gas-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction, manufacturing, and transportation and warehousing, contain certain loans we categorize as oil and gas-related. At both March 31, 2017 and December 31, 2016, we had approximately $3.9 billion of total oil and gas-related credit exposure. The distribution of oil and gas-related loans by customer market segment is shown in the following schedule:

ZIONS BANCORPORATION AND SUBSIDIARIES

OIL AND GAS-RELATED EXPOSURE 1

(Dollar amounts in millions)	March 31, 2017	December 31, 2016	March 31, 2016
Loans and leases
Upstream – exploration and production	$685	$733	$859
Midstream – marketing and transportation	603	598	649
Downstream – refining	108	137	129
Other non-services	38	38	43
Oilfield services	466	500	734
Oil and gas service manufacturing	161	152	229
Total loan and lease balances [2]	2,061	2,158	2,643
Unfunded lending commitments	1,886	1,722	2,021
Total oil and gas credit exposure	$3,947	$3,880	$4,664
Private equity investments	$6	$7	$12

Credit quality measures [2]
Criticized loan ratio	38.0%	37.8%	37.5%
Classified loan ratio	30.4%	31.6%	26.9%
Nonaccrual loan ratio	14.8%	13.6%	10.8%
Ratio of nonaccrual loans that are current	73.1%	86.1%	90.6%
Net charge-off ratio, annualized [3]	2.7%	3.0%	5.4%

[1]
Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as oil and gas-related, including a particular segment of oil and gas-related activity, e.g., upstream or downstream; typically, 50% of revenues coming from the oil and gas sector is used as a guide.

2 Total loan and lease balances and the credit quality measures at March 31, 2017 do not include $21 million of oil and gas-related loans held for sale.

[3]	Calculated as the ratio of annualized net charge-offs, for each respective period, to loan balances at each period end.
During the first quarter of 2017, our overall balance of oil and gas-related loans decreased by $97 million, or 4.5%, from year-end 2016, and decreased by $582 million, or 22.0%, from the first quarter of 2016. Oil and gas-related loans represented 4.8% of the total loan portfolio at March 31, 2017, compared with 5.1% at December 31, 2016 and 6.4% at March 31, 2016. Unfunded oil and gas-related lending commitments increased by $164 million, or 9.5%, during the first quarter of 2017, from year-end 2016, and declined by $135 million, or 6.7%, from the first quarter of 2016. The increase in unfunded oil and gas-related lending commitments was primarily in the midstream portfolio.
Classified oil and gas-related credits decreased to $626 million at March 31, 2017, from $681 million at December 31, 2016. Oil and gas-related loan net charge-offs were $14 million in the first quarter of 2017, predominantly in the upstream portfolio, compared with $16 million in the fourth quarter of 2016, which were predominantly in the oilfield services portfolio.
Nonaccruing oil and gas-related loans increased by $11 million from the fourth quarter of 2016, primarily in the upstream portfolio. Approximately 73% of oil and gas-related nonaccruing loans were current as to principal and interest payments at March 31, 2017, down from 86% at December 31, 2016.
Risk Management of the Oil and Gas-Related Portfolio
The oil and gas-related portfolio is comprised of three primary segments: upstream, midstream, and oil and gas services. Upstream exploration and productions loan borrowers have relatively balanced production between oil and gas. Midstream loans are made to companies that gather, transport, treat and blend oil and natural gas, or that provide services to similar companies. Oil and gas services loans, which include oilfield services and oil and gas service manufacturing, include borrowers that have a concentration of revenues in the oil and gas industry. However, many of these borrowers provide a broad range of products and services to the oil and gas industry and

ZIONS BANCORPORATION AND SUBSIDIARIES

are diversified geographically. For a more comprehensive discussion of these segments refer to our 2016 Annual Report on Form 10-K.
We apply concentration limits and disciplined underwriting to the entire oil and gas-related loan portfolio to limit our risk exposure. As an indicator of the diversity in the size of our oil and gas-related portfolio, the average amount of our commitments is approximately $6 million, with approximately 63% of the commitments less than $30 million. Additionally, there are instances where we have commitments to companies with a common sponsor, which, if combined, would result in higher commitment levels than $30 million. The portfolio contains only senior loans – no junior or second lien positions; additionally, we cautiously approach making first-lien loans to borrowers that employ excessive leverage through the use of junior lien loans or unsecured layers of debt. Approximately 88% of the total oil and gas-related portfolio is secured by reserves, equipment, real estate, and other collateral, or a combination of collateral types.
We participate as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which generally consist of larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is approximately 77% of the upstream portfolio, 70% of the midstream portfolio, and 45% of the oil and gas services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, we provide ancillary banking services to these borrowers, further evidencing this direct relationship. The results of the recent SNC exam are reflected in our financial statements.
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
When establishing the level of the ACL, we consider multiple factors, including reduced drilling activity and additional capital raises by borrowers and their sponsors. Consistent with the fourth quarter of 2016, the ACL related to the oil and gas portfolio continued to exceed 8% for the first quarter of 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	3/31/2017	$1,195	$2,986	$396	$615	$1,672	$1,309	$343	$567	$9,083	81.1%
% of loan type		13.2%	32.9%	4.3%	6.8%	18.4%	14.4%	3.8%	6.2%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2017	0.2%	0.1%	0.5%	—%	0.1%	0.1%	0.2%	0.1%	0.1%
	12/31/2016	0.1%	—%	—%	0.7%	—%	0.1%	0.2%	0.1%	0.1%
≥ 90 days	3/31/2017	0.3%	0.4%	—%	—%	0.1%	0.1%	—%	0.9%	0.3%
	12/31/2016	0.2%	0.4%	—%	—%	—%	0.1%	—%	1.0%	0.2%
Accruing loans past due 90 days or more	3/31/2017	$—	$11	$—	$—	$1	$2	$—	$—	$14
	12/31/2016	—	10	—	—	—	2	—	—	12
Nonaccrual loans	3/31/2017	$8	$10	$—	$2	$9	$1	$1	$7	$38
	12/31/2016	8	11	—	2	1	—	7	—	29
Residential construction and land development
Balance outstanding	3/31/2017	$30	$353	$45	$8	$254	$32	$7	$1	$730	6.5%
% of loan type		4.1%	48.3%	6.2%	1.1%	34.8%	4.4%	1.0%	0.1%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2017	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2016	1.8%	—%	—%	—%	0.3%	—%	—%	—%	0.2%
≥ 90 days	3/31/2017	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2016	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	3/31/2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2016	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2016	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	3/31/2017	$107	$251	$97	$94	$520	$226	$41	$57	$1,393	12.4%
% of loan type		7.7%	18.0%	7.0%	6.8%	37.3%	16.2%	2.9%	4.1%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2017	—%	—%	—%	—%	0.6%	0.1%	—%	—%	0.2%
	12/31/2016	—%	—%	—%	0.9%	—%	2.5%	—%	—%	0.5%
≥ 90 days	3/31/2017	—%	—%	—%	—%	0.3%	2.2%	—%	—%	0.5%
	12/31/2016	—%	—%	—%	—%	0.4%	—%	—%	—%	0.2%
Accruing loans past due 90 days or more	3/31/2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2016	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2017	$—	$—	$—	$—	$2	$5	$—	$—	$7
	12/31/2016	—	—	—	—	2	5	—	—	7
Total construction and land development	3/31/2017	$137	$604	$142	$102	$774	$258	$48	$58	$2,123
Total commercial real estate	3/31/2017	$1,332	$3,590	$538	$717	$2,446	$1,567	$391	$625	$11,206	100.0%

[1]	No other geography exceeds $91 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.
Approximately 21% of the CRE term loans consist of mini-perm loans as of March 31, 2017. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to

ZIONS BANCORPORATION AND SUBSIDIARIES

seven years. The remaining 79% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $143 million, or 10%, of the commercial construction and land development portfolio at March 31, 2017 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects.
Of the total commercial real estate loan portfolio, we categorize $1.9 billion as retail property. Approximately $396 million, or 22%, of the retail CRE loans are secured by regional shopping centers.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
A decrease in oil and gas prices could potentially produce an adverse impact on our CRE loan portfolio within Texas. However, based upon generally strong equity and cash flow coverage levels, and sponsor support for the various properties, we do not expect a material amount of losses within this portfolio in 2017. Our largest CRE credit exposures in Texas are to the multi-family, office, and retail sectors. As of March 31, 2017, the CRE loan portfolio mix in Texas is 68% commercial term, 19% commercial construction, 10% residential construction, and 3% land development.
Consumer Loans
We have mainly been an originator of first and second mortgages, generally considered to be of prime quality. We generally hold variable-rate loans in our portfolio and sell “conforming” fixed-rate loans to third parties, including Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, for which we make representations and warranties that the loans meet certain underwriting and collateral documentation standards.
We are engaged in Home Equity Credit Line (“HECL”) lending. At both March 31, 2017 and December 31, 2016, our HECL portfolio totaled $2.6 billion. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	March 31, 2017	December 31, 2016

Secured by first deeds of trust	$1,367	$1,383
Secured by second (or junior) liens	1,271	1,262
Total	$2,638	$2,645

ZIONS BANCORPORATION AND SUBSIDIARIES

At March 31, 2017, loans representing approximately 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 94% of our HECL portfolio is still in the draw period, and approximately 26% is scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The ratio of net charge-offs to average balances for the first three months of 2017 and 2016 for the HECL portfolio were (0.07)% and 0.03%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned increased to 1.37% at March 31, 2017, compared with 1.34% at December 31, 2016.
Total nonaccrual loans at March 31, 2017 increased $16 million from December 31, 2016, primarily in the commercial owner-occupied and commercial real estate term loan portfolios. However, nonaccrual loans declined in the HECL and 1-4 family residential loan portfolios. The largest total decreases in nonaccrual loans occurred at CB&T.
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
The following schedule sets forth our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	March 31, 2017	December 31, 2016

Nonaccrual loans [1]	$585	$569
Other real estate owned	3	4
Total nonperforming assets	$588	$573
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	1.37%	1.34%
Accruing loans past due 90 days or more	$30	$36
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.07%	0.08%
Nonaccrual loans and accruing loans past due 90 days or more	$615	$605
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	1.43%	1.41%
Accruing loans past due 30-89 days	$137	$126
Nonaccrual loans current as to principal and interest payments	59.8%	74.1%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs increased $47 million, or 18.7%, during the first three months of 2017. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has

ZIONS BANCORPORATION AND SUBSIDIARIES

been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	March 31, 2017	December 31, 2016

Restructured loans – accruing	$167	$151
Restructured loans – nonaccruing	131	100
Total	$298	$251
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a
TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended March 31,
(In millions)	2017	2016

Balance at beginning of period	$251	$297
New identified TDRs and principal increases	86	64
Payments and payoffs	(23)	(31)
Charge-offs	(3)	(2)
No longer reported as TDRs	(1)	—
Sales and other	(12)	—
Balance at end of period	$298	$328
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	Three Months Ended March 31, 2017	Twelve Months Ended December 31, 2016	Three Months Ended March 31, 2016

Loans and leases outstanding (net of unearned income)	$42,742	$42,649	$41,418
Average loans and leases outstanding (net of unearned income)	$42,566	$42,062	$41,003
Allowance for loan losses:
Balance at beginning of period	$567	$606	$606
Provision charged to earnings	23	93	42
Charge-offs:
Commercial	(51)	(170)	(43)
Commercial real estate	(1)	(12)	(1)
Consumer	(5)	(16)	(4)
Total	(57)	(198)	(48)
Recoveries:
Commercial	6	43	7
Commercial real estate	2	14	3
Consumer	3	9	2
Total	11	66	12
Net loan and lease charge-offs	(46)	(132)	(36)
Balance at end of period	$544	$567	$612
Ratio of annualized net charge-offs to average loans and leases	0.43%	0.31%	0.35%
Ratio of allowance for loan losses to net loans and leases, at period end	1.27%	1.33%	1.48%
Ratio of allowance for loan losses to nonaccrual loans, at period end	98.55%	107.18%	112.92%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	93.47%	100.35%	105.70%
The total ALLL decreased during the first three months of 2017 by $23 million as a result of credit quality improvements in the total loan portfolio.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At March 31, 2017, the reserve decreased by $5 million compared with December 31, 2016, and decreased by $9 million from March 31, 2016, primarily as a result of credit quality improvements in the oil and gas-related portfolio.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Over the course of the last year, we have actively reduced the level of asset sensitivity through the purchase of short-to-medium duration agency pass-through securities and funding these purchases by reducing money market investments and increasing short term borrowings. This repositioning of the investment portfolio has increased current net interest income while dampening the impact of higher rates on net interest income growth. We continue to anticipate higher interest income in a rising rate environment as our assets reprice more quickly than liabilities. The mid-point between our fast and slow deposit assumptions indicate a 6.5% increase in NII for a 200bp rate increase.
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
Net interest income simulation is an estimate of the total net interest income that would be recognized under different rate environments. Net interest income is measured assuming several parallel and nonparallel interest rate shifts across the yield curve and deposit repricing assumptions, taking into account an estimate of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower rate environment). Our policy contains a trigger for a 10% decline in rate sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps. This trigger and risk capacity apply to both the fast and the slow deposit interest rate assumptions.
EVE is calculated as the fair value of all assets minus the fair value of liabilities. We measure changes in the dollar amount of EVE for parallel shifts in interest rates. Due to embedded optionality and asymmetric rate risk, changes in EVE can be useful in quantifying risks not apparent for small rate changes. Examples of such risks may include out-of-the-money interest rate caps (or limits) on loans, which have little effect under small rate movements but may become important if large rate changes were to occur, or substantial prepayment deceleration for low-rate mortgages in a higher-rate environment.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule. The Company’s models predict an acceleration of deposit runoff in a rising rate environment, particularly for demand deposits. However, the predicted behavior, particularly under the fast assumption, has not been consistent with the higher than average deposit growth observed in 2016 despite rising rates, and the Company is in the process of enhancing deposit behavior models to more accurately reflect observed and anticipated behaviors.
DEPOSIT ASSUMPTIONS

	March 31, 2017
	Fast		Slow
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	1.8%	1.0%	2.6%	2.0%
Money market	1.3%	1.0%	1.7%	1.5%
Savings and interest-on-checking	2.3%	1.6%	3.0%	2.5%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	March 31, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(4.8)%	—%	2.1%	2.8%	1.8%
Slow	(7.1)%	—%	5.5%	10.3%	13.7%

[1]	Assumes rates cannot go below zero in the negative rate shift.

ZIONS BANCORPORATION AND SUBSIDIARIES

For comparative purposes, the December 31, 2016 measures as presented in the following schedule have been recalculated using the updated deposit methodology.

	December 31, 2016
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Fast	(3.9)%	—%	2.4%	4.1%	3.8%
Slow	(5.7)%	—%	5.7%	11.5%	15.7%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For rising rate shifts, the asset sensitivity as measured by income simulation declined due to continued purchases of medium-term securities funded through reductions in money market investments and increases in short-term borrowings. For the -100bp rate shift, the asset sensitivity increased primarily due to the higher level of short-term rates that prevailed on March 31, 2017. Our income simulations assume that LIBOR rates do not drop below zero, and as 1 month LIBOR rose from approximately 0.77% in December 2016 to 0.98% in March 2017, the -100bp rate shift had a larger impact in the latter quarter.
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps.
CHANGES IN ECONOMIC VALUE OF EQUITY

	March 31, 2017
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	4.1%	—%	(5.3)%	(12.3)%	(20.2)%
Slow	0.8%	—%	(1.0)%	(3.4)%	(6.6)%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2016 measures are presented in the following schedule. The changes in EVE measures are driven by the same factors as those in our income simulation.

	December 31, 2016
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Fast	3.5%	—%	(4.6)%	(10.7)%	(17.5)%
Slow	0.2%	—%	(0.4)%	(1.9)%	(3.7)%

[1]	Assumes rates cannot go below zero in the negative rate shift.
Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At March 31, 2017, $18.8 billion of the Company’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 94% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $1.4 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $0.8 billion of variable-rate loans being priced at floored rates at March 31, 2017, which were above the “index plus spread” rate by an average of 52 bps. At March 31, 2017, we also had $3.2 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $0.3 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 74 bps.
See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

At March 31, 2017, we had a relatively small amount, $40 million, of trading assets and $133 million of securities sold, not yet purchased, compared with $115 million and $25 million, at December 31, 2016.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the first quarter of 2017, the after-tax change in AOCI attributable to AFS and HTM securities increased by $12 million, due largely to changes in the interest rate environment, compared with a $32 million improvement in the same prior year period.
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
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was approximately $126 million and $124 million at March 31, 2017 and December 31, 2016, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment which can introduce additional market risk. As of March 31, 2017 we had direct SBIC investments of approximately $15 million of publicly-traded stocks.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $14 million at March 31, 2017 and $13 million at December 31, 2016.
These private equity investments (“PEIs”) are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act prohibits banks and bank holding companies from holding PEIs beyond July 21, 2017, except for SBIC funds, beyond July 21, 2017. The Federal Reserve Board (“FRB”) announced in December 2016 that it would allow banks to apply for an additional five-year extension to comply with the Dodd-Frank Act requirement for these investments. The Company applied for and was granted an extension for the vast majority of its remaining portfolio of PEIs.
As of March 31, 2017, such prohibited PEIs amounted to $5 million, with an additional $3 million of unfunded commitments (see Notes 5 and 9 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
The Company has adopted policy limits that govern liquidity risk. The policy requires the Company to maintain a buffer of highly liquid assets sufficient to cover cash outflows in the event of a severe liquidity crisis. The Company targets a buffer of highly liquid assets at the Parent to cover 18-24 months of cash outflows under a scenario with limited cash inflows, and maintains a minimum policy limit of not less than 12 months. Throughout the first three months of 2017 and as of March 31, 2017, the Company complied with this policy. More information regarding the Company’s liquidity risk management process is contained in “Liquidity Risk Management” under “Overview” in our 2016 Annual Report on Form 10-K.
Liquidity Regulation
In September 2014, U.S. banking regulators issued a final rule that implements a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under this rule, we are subject to a modified LCR standard, which requires a financial institution to hold an adequate amount of unencumbered HQLA that can be converted into cash easily and immediately in private markets to meet its liquidity needs for a short-term liquidity stress scenario. This rule became applicable to us on January 1, 2016, and we continue to comply with this regulation.
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
Liquidity Management Actions
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries was $2.7 billion at March 31, 2017 compared with $2.5 billion at December 31, 2016. The $0.2 billion increase during the first three months of 2017 resulted primarily from (1) short-term FHLB borrowings, (2) an increase in deposits, and (3) net cash provided by operating activities. These increases were partially offset by (1) an increase in investment securities, (2) loan purchases, (3) repayment of long-term debt, (4) repurchase and retirement of our common stock, and (5) dividends on common and preferred stock.
During the first three months of 2017, our HTM and AFS investment securities increased by $2.2 billion. This increase was primarily due to purchases of short-to-medium duration agency guaranteed mortgage-backed

ZIONS BANCORPORATION AND SUBSIDIARIES

securities. We have been adding to our investment portfolio during the past couple of years to increase our permanent HQLA position in light of the new LCR rules and more broadly, to manage balance sheet liquidity more effectively.
During the first three months of 2017 we made cash payments totaling $153 million for our long-term debt which matured and did not incur any new long-term debt during the same time period. See Note 8 for additional detail about debt maturities. During the first three months of 2017, we also incurred $2.0 billion of short-term debt with the FHLB, and had $2.5 billion outstanding as of March 31, 2017.
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
Cash, interest-bearing deposits held as investments, and security resell agreements at the Parent decreased to $0.4 billion at March 31, 2017 compared with $0.5 billion at December 31, 2016. This $0.1 billion decrease for the first three months of 2017 resulted primarily from (1) repayment of long-term debt, (2) repurchase and retirement of our common stock, (3) dividends on our common and preferred stock, and (4) interest payments. This decrease in cash was partially offset by common dividends and return of common equity received by the parent from its subsidiary bank.
At March 31, 2017, maturities of our long-term senior and subordinated debt ranged from June 2023 to September 2028.
During the first three months of 2017, the Parent received common dividends and return of common equity totaling $125 million and dividends on preferred stock totaling $13 million. During the first three months of 2016, the Parent did not receive dividends on its common or preferred stock. At March 31, 2017, ZB, N.A. had approximately $402 million available for the payment of dividends to the parent under current capital regulations. The dividends that ZB, N.A. can pay are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Parent and its subsidiary bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company and ZB, N.A. did not change during the first three months of 2017, except S&P and Kroll upgraded their outlooks for both the Parent and ZB, N.A. from Stable to Positive. The credit rating agencies all rate the Parent’s and ZB, N.A.’s senior debt at an investment-grade level. In addition, Kroll rates the Company’s subordinated debt at an investment-grade level, while S&P rates the Company’s subordinated debt as noninvestment grade.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the Parent’s balance sheets as of March 31, 2017, December 31, 2016, and March 31, 2016.
PARENT ONLY CONDENSED BALANCE SHEETS

(In millions)	March 31, 2017	December 31, 2016	March 31, 2016
ASSETS
Cash and due from banks	$—	$2	$20
Interest-bearing deposits	439	529	54
Security resell agreements	—	—	750
Investment securities:
Available-for-sale, at fair value	39	40	45
Other noninterest-bearing investments	32	29	30
Investments in subsidiaries:
Commercial bank	7,586	7,570	7,462
Other subsidiaries	6	6	80
Other assets	73	81	83
	$8,175	$8,257	$8,524
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$63	$89	$97
Subordinated debt to affiliated trusts	—	—	165
Long-term debt:
Due to others	382	534	637
Total liabilities	445	623	899
Shareholders’ equity:
Preferred stock	710	710	828
Common stock	4,696	4,725	4,778
Retained earnings	2,435	2,321	2,031
Accumulated other comprehensive income (loss)	(111)	(122)	(12)
Total shareholders’ equity	7,730	7,634	7,625
	$8,175	$8,257	$8,524
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $5 million during the first three months of 2017 from $6 million during the first three months of 2016 due to the maturity and repayment of debt during 2017 and 2016. Additionally, the Parent paid approximately $29 million of total dividends on preferred stock and common stock for the first three months of 2017 and compared to $27 million for the first three months of 2016.
Subsidiary Bank Liquidity
ZB, N.A.’s primary source of funding is its core deposits, consisting of demand, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio was 79.9% at March 31, 2017 compared with 80.1% at December 31, 2016.
Total deposits increased by $239 million to $53.4 billion at March 31, 2017, compared with $53.2 billion at December 31, 2016. This increase was a result of a $295 million increase in noninterest-bearing deposits and a $237 million increase in time deposits. This increase was partially offset by a $293 million decrease in savings and money market deposits. Also, during the first three months of 2017, ZB, N.A. redeployed approximately $2.6 billion of cash to short-to-medium duration agency guaranteed mortgage-backed securities. ZB, N.A.’s long-term senior debt ratings were the same as the Parent, except Standard & Poor’s was BBB and Kroll’s was BBB+, compared to BBB- for Standard & Poor’s and BBB for Kroll for the Parent.
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
At March 31, 2017, the amount available for additional FHLB and Federal Reserve borrowings was approximately $14.5 billion, compared with $17.1 billion at December 31, 2016. Loans with a carrying value of approximately $22.2 billion at March 31, 2017 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings compared with $24.0 billion at December 31, 2016. At March 31, 2017, we had $2.5 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $500 million of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2016. At March 31, 2017, our total investment in FHLB and Federal Reserve stock was $110 million and $183 million, respectively, compared with $30 million and $181 million at December 31, 2016.
Our investment activities can provide or use cash, depending on the asset-liability management posture taken. During the first three months of 2017, HTM and AFS investment securities’ activities resulted in a net increase in investment securities and a net $2.2 billion decrease in cash, compared with a net $1.1 billion decrease in cash for the first three months of 2016, reflecting our continued purchase of HQLA.
Maturing balances in ZB, N.A.’s loan portfolios also provide additional flexibility in managing cash flows. Lending and purchase activity for the first three months of 2017 resulted in a net cash outflow of $117 million compared with a net cash outflow of $793 million for the first three months of 2016.
A more comprehensive discussion of liquidity management, including certain contractual obligations, is contained in our 2016 Annual Report on Form 10-K.
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
To manage and minimize our operational risk, we have in place transactional documentation requirements; systems and procedures to monitor transactions and positions; systems and procedures to detect and mitigate attempts to commit fraud, penetrate our systems or telecommunications, access customer data, and/or deny normal access to those systems to our legitimate customers; regulatory compliance reviews; and periodic reviews by the Company’s Compliance Risk Management, Internal Audit and Credit Examination departments. Reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. In addition, the Data Governance department has key governance surrounding data integrity and availability. Further, we have key programs and procedures to maintain contingency and business continuity plans for operational support in the event of natural or other disasters. We also mitigate operational risk through the purchase of insurance, including errors and omissions and professional liability insurance.
We are continually improving our oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported on a regular basis to enterprise management committees. The Operational Risk Committee reports to the ERMC, which reports to the ROC. Key measures have been established to increase oversight by ERM and Operational Risk Management through the strengthening of new initiative reviews, enhancements to the Enterprise Procurement and Third Party Risk Management framework, enhancements to the Business Continuity and Disaster Recovery programs and Enterprise Security programs, and the establishment of Fraud Risk Oversight, Incident Response Oversight and Technology

ZIONS BANCORPORATION AND SUBSIDIARIES

Project Oversight programs. Significant enhancements have also been made to governance, technology, and reporting, including the establishment of Policy and Committee Governance programs, the implementation of a governance, risk and control solution, and the creation of an Enterprise Risk Profile and an Operational Risk Profile along with business line risk profiles. In addition, the establishment of an Enterprise Exam Management department has standardized our response and reporting, and increased our effectiveness and efficiencies with regulatory examinations, communications and issues management.
The number and sophistication of attempts to disrupt or penetrate our critical systems, sometimes referred to as hacking, cyber fraud, cyber-attacks, cyber terrorism, or other similar names, also continue to grow. On a daily basis, the Company, its customers, and other financial institutions are subject to a large number of such attempts. We have established systems and procedures to monitor, thwart or mitigate damage from such attempts. However, in some instances we, or our customers, have been victimized by cyber fraud (our related losses have not been material), or some of our customers have been temporarily unable to routinely access our online systems as a result of, for example, distributed denial of service attacks. We continue to review this area of our operations to help ensure that we manage this risk in an effective manner.
CAPITAL MANAGEMENT
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.
Capital Planning and Stress Testing
As a bank holding company (“BHC”) with assets greater than $50 billion, we are required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Act Stress Test (“DFAST”). In addition, we are required to participate in the Federal Reserve Board’s annual Comprehensive Capital Analysis and Review (“CCAR”), which is also recently referenced as the Horizontal Capital Review (“HCR”) for large and non-complex firms (generally, BHCs, with assets between $50 billion and $250 billion). In our capital plan, we are required to forecast, under a variety of economic scenarios, our estimated regulatory capital ratios, including our Common Equity Tier 1 (“CET1”) ratio. Under the implementing regulations for CCAR, BHCs may generally raise and redeem capital, pay dividends, and repurchase stock and take similar capital-related actions only under a capital plan as to which the FRB has not objected. A detailed discussion of CCAR/DFAST requirements is contained on page 10 of the “Capital Plan and Stress Testing” section under Part 1, Item 1 in our 2016 Annual report on Form 10-K.
We timely submitted our stress test results and 2017 capital plan to the FRB on April 5, 2017. In late June 2017, we plan to file a Form 8-K presenting the results of the 2017 DFAST exercise, conditional on the timing of the FRB’s publication of DFAST results. The results of Zions’ previously published stress tests have demonstrated that the Company has sufficient capital to withstand a severe hypothetical economic downturn. Detailed disclosure of the stress test results can also be found on our website. On October 5, 2016 we submitted our mid-cycle company-run DFAST, based upon the Company’s June 30, 2016 financial position. Zions’ mid-cycle DFAST results, based on the hypothetical severely adverse scenario, indicate the Company would maintain capital ratios at sufficient levels throughout the nine-quarter forecasting horizon. As discussed in the mid-cycle press release, published November 4, 2016, Zions’ hypothetical severely adverse scenario was designed to create a stressful idiosyncratic environment, including a 10% unemployment rate and a 40% decline in commercial property values. During the nine-quarter projection period, the minimum CET1 ratio was 7.8%.
On June 29, 2016, we filed a Form 8-K announcing that the FRB did not object to our 2016 capital plan (which spans the timeframe of July 2016 to June 2017). The plan included (1) the increase of the quarterly common dividend to $0.08 per share beginning in the third quarter of 2016, (2) up to $180 million in total repurchases of common equity and (3) up to $144 million in total repurchases of preferred equity.
As planned, our quarterly dividend on common stock increased to $0.08 per share during the third quarter of 2016. The quarterly dividend had been $0.06 per share since the second quarter of 2015. Since September 30, 2016, the Company has repurchased $135 million of our common stock at an average price of $34.18 per share, leaving $45

ZIONS BANCORPORATION AND SUBSIDIARIES

million of buyback capacity remaining in the 2016 capital plan (which spans the timeframe of July 2016 to June 2017). In May 2017, we began repurchasing the remaining $45 million of shares allowed by our 2016 capital plan.
On April 27, 2017, we announced that we will redeem all outstanding shares of our 7.9% Series F preferred stock on the redemption date of June 15, 2017. Note 8 contains additional information about the redemption.
Basel III
The Basel III capital rules, which effectively replaced the Basel I rules, became effective for the Company on January 1, 2015 (subject to phase-in periods for certain of their components). The Basel III capital rules will be fully phased in on January 1, 2019. In 2013, the FRB, FDIC, and OCC published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company, compared to the Basel I U.S. risk-based capital rules.
A detailed discussion of Basel III requirements, including implications for the Company, is contained on page 9 in “Capital Standards – Basel Framework” under Part 1, Item 1 in our 2016 Annual Report on Form 10-K.
We met all capital adequacy requirements under the Basel III Capital Rules based upon phase-in rules as of March 31, 2017, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
Capital Management Actions
Total shareholders’ equity increased by $0.1 billion to $7.7 billion at March 31, 2017 from $7.6 billion at December 31, 2016. The increase in total shareholders’ equity is primarily due to net income of $139 million, partially offset by repurchases of our common stock totaling $45 million and $29 million of dividends paid on preferred and common stock.
During the latter part of 2016, the market price of our common stock increased above the exercise price of common stock warrants on our common stock. As of March 31, 2017, we have 5.8 million common stock warrants at an exercise price of $36.27 per share which expire on November 14, 2018 and 29.3 million common stock warrants at an exercise price of $35.76 per share which expire on May 22, 2020. The following schedule presents the diluted shares from common stock warrants at various Zions Bancorporation common stock market prices as of February 16, 2017, excluding the effect of the future changes in exercise cost and warrant share multiplier from the payment of common stock dividends.
IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation Common Stock Market Price	Diluted Shares (000s)
$35.00	0
40.00	4,357
45.00	7,849
50.00	10,642
55.00	12,928
We paid $16 million in dividends on common stock during the first three months of 2017 compared with $12 million during the first three months of 2016. During its April 2017 meeting, the Board of Directors declared a quarterly dividend of $0.08 per common share payable on May 25, 2017 to shareholders of record on May 18, 2017.
We paid dividends on preferred stock of $13 million for the first three months of 2017 compared to $15 million during the first three months of 2016.

ZIONS BANCORPORATION AND SUBSIDIARIES

See Note 8 for additional detail about capital management transactions during the first three months of 2017.
Capital Ratios
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The following schedule shows the Company’s capital and performance ratios as of March 31, 2017, December 31, 2016, and March 31, 2016.
CAPITAL RATIOS

	March 31, 2017	December 31, 2016	March 31, 2016

Tangible common equity ratio[1]	9.31%	9.49%	9.92%
Tangible equity ratio[1]	10.41%	10.63%	11.34%
Average equity to average assets (three months ended)	12.04%	12.48%	12.94%
Basel III risk-based capital ratios[2]:
Common equity tier 1 capital	12.22%	12.07%	12.13%
Tier 1 leverage	10.82%	11.09%	11.44%
Tier 1 risk-based	13.64%	13.49%	13.87%
Total risk-based	15.34%	15.24%	15.97%
Return on average common equity (three months ended)	7.48%	7.11%	4.68%
Tangible return on average tangible common equity (three months ended)[1]	8.83%	8.39%	5.59%

[1]	See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding these ratios.

[2]	Based on the applicable phase-in periods.
At March 31, 2017, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.8 billion and $7.7 billion, respectively, compared with $6.7 billion and $7.6 billion, respectively, at December 31, 2016. A more comprehensive discussion of our capital management is contained in our 2016 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from banks	$566	$737
Money market investments:
Interest-bearing deposits	1,761	1,411
Federal funds sold and security resell agreements	363	568
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $803 and $850)	815	868
Available-for-sale, at fair value	15,606	13,372
Trading account, at fair value	40	115
	16,461	14,355
Loans held for sale	128	172
Loans and leases, net of unearned income and fees	42,742	42,649
Less allowance for loan losses	544	567
Loans held for investment, net of allowance	42,198	42,082
Other noninterest-bearing investments	973	884
Premises, equipment and software, net	1,047	1,020
Goodwill	1,014	1,014
Core deposit and other intangibles	7	8
Other real estate owned	3	4
Other assets	942	984
	$65,463	$63,239
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$24,410	$24,115
Interest-bearing:
Savings and money market	26,071	26,364
Time	2,994	2,757
Foreign	—	—
	53,475	53,236
Federal funds and other short-term borrowings	3,137	827
Long-term debt	383	535
Reserve for unfunded lending commitments	60	65
Other liabilities	678	942
Total liabilities	57,733	55,605
Shareholders’ equity:
Preferred stock, without par value, authorized 4,400 shares	710	710
Common stock, without par value; authorized 350,000 shares; issued and outstanding 202,595 and 203,085 shares	4,696	4,725
Retained earnings	2,435	2,321
Accumulated other comprehensive income (loss)	(111)	(122)
Total shareholders’ equity	7,730	7,634
	$65,463	$63,239
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In millions, except shares and per share amounts)	Three Months Ended March 31,
	2017	2016
Interest income:
Interest and fees on loans	$433	$421
Interest on money market investments	4	7
Interest on securities	78	47
Total interest income	515	475
Interest expense:
Interest on deposits	13	12
Interest on short- and long-term borrowings	13	10
Total interest expense	26	22
Net interest income	489	453
Provision for loan losses	23	42
Net interest income after provision for loan losses	466	411
Noninterest income:
Service charges and fees on deposit accounts	42	41
Other service charges, commissions and fees	49	49
Wealth management income	10	8
Loan sales and servicing income	7	8
Capital markets and foreign exchange	7	6
Customer-related fees	115	112
Dividends and other investment income	12	5
Securities gains, net	5	—
Other	—	—
Total noninterest income	132	117
Noninterest expense:
Salaries and employee benefits	262	258
Occupancy, net	33	30
Furniture, equipment and software, net	32	32
Other real estate expense, net	—	(1)
Credit-related expense	8	6
Provision for unfunded lending commitments	(5)	(6)
Professional and legal services	14	12
Advertising	5	6
FDIC premiums	12	7
Amortization of core deposit and other intangibles	2	2
Other	51	50
Total noninterest expense	414	396
Income before income taxes	184	132
Income taxes	45	41
Net income	139	91
Dividends on preferred stock	(10)	(12)
Net earnings applicable to common shareholders	$129	$79
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	202,347	203,967
Diluted shares (in thousands)	210,405	204,096
Net earnings per common share:
Basic	$0.63	$0.38
Diluted	0.61	0.38
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016

Net income for the period	$139	$91
Other comprehensive income, net of tax:
Net unrealized holding gains on investment securities	12	32
Net unrealized gains on other noninterest-bearing investments	1	1
Net unrealized holding gains (losses) on derivative instruments	(1)	13
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(1)	(2)
Pension and postretirement	—	(1)
Other comprehensive income	11	43
Comprehensive income	$150	$134
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2016	$710	203,085	$4,725	$2,321	$(122)	$7,634
Net income for the period				139		139
Other comprehensive income, net of tax					11	11
Company common stock repurchased and retired		(1,060)	(45)			(45)
Net activity under employee plans and related tax benefits		570	16			16
Dividends on preferred stock				(10)		(10)
Dividends on common stock, $0.08 per share				(15)		(15)
Change in deferred compensation				—		—
Balance at March 31, 2017	$710	202,595	$4,696	$2,435	$(111)	$7,730

Balance at December 31, 2015	$828	204,417	$4,767	$1,967	$(55)	$7,507
Net income for the period				91		91
Other comprehensive income, net of tax					43	43
Net activity under employee plans and related tax benefits		127	11			11
Dividends on preferred stock				(12)		(12)
Dividends on common stock, $0.06 per share				(13)		(13)
Change in deferred compensation				(2)		(2)
Balance at March 31, 2016	$828	204,544	$4,778	$2,031	$(12)	$7,625
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$139	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18	36
Depreciation and amortization	37	25
Share-based compensation	12	11
Deferred income tax expense (benefit)	13	(5)
Net decrease (increase) in trading securities	76	(18)
Net decrease in loans held for sale	36	39
Change in other liabilities	42	18
Change in other assets	21	7
Other, net	(14)	3
Net cash provided by operating activities	380	207
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(145)	2,102
Proceeds from maturities and paydowns of investment securities held-to-maturity	91	22
Purchases of investment securities held-to-maturity	(7)	(108)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	530	2,098
Purchases of investment securities available-for-sale	(3,113)	(3,123)
Net change in loans and leases	(117)	(793)
Net change in other noninterest-bearing investments	(74)	(12)
Purchases of premises and equipment	(50)	(40)
Proceeds from sales of other real estate owned	3	4
Other, net	2	2
Net cash provided by (used in) investing activities	(2,880)	152
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	241	(486)
Net change in short-term funds borrowed	2,311	(115)
Repayments of long-term debt	(153)	(11)
Proceeds from the issuance of common stock	9	1
Dividends paid on common and preferred stock	(29)	(27)
Company common stock repurchased and retired	(50)	(1)
Net cash provided by (used in) financing activities	2,329	(639)
Net decrease in cash and due from banks	(171)	(280)
Cash and due from banks at beginning of period	737	798
Cash and due from banks at end of period	$566	$518
Cash paid for interest	$22	$18
Net refunds received for income taxes	(6)	—
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	2	6
Loans held for investment reclassified to (from) loans held for sale, net	35	(2)
AFS securities purchased, not settled	56	—
HTM securities purchased, not settled	31	—
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

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
Operating results for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2016 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2016 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
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
January 1, 2018
Approximately 85% of our revenue, including all of our net interest income and a portion of our noninterest income, is out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, wealth management income, and other service charges, commissions and fees. We have created an implementation team that is analyzing the individual contracts in scope to determine if our current accounting will change. This review is expected to be completed in the second quarter of 2017. We plan to adopt this guidance using the modified retrospective transition method.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard provides revised accounting guidance related to the accounting for and reporting of financial instruments. Some of the main provisions include:
– Equity investments that do not result in consolidation and are not accounted for under the equity method would be measured at fair value through net income
– Changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option would be recognized in other comprehensive income (“OCI”).
– Elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost. However, it will require the use of exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.
January 1, 2018
We do not expect this guidance will have a material impact on the Company’s financial statements. We do not have a significant amount of equity securities classified as available-for-sale (“AFS”). Additionally, we do not have any financial liabilities accounted for under the fair value option. Therefore, the transition adjustment upon adoption of this guidance is not expected to be material. We have formed a working group to evaluate the fair value measurements of financial instruments for disclosure purposes.

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
January 1, 2019
We are currently evaluating the potential impact of this guidance on the Company’s financial statements. As of December 31, 2016, the Company had minimum noncancelable net operating lease payments of $275 million that are being evaluated. The implementation team is working on gathering all key lease data elements to meet the requirements of the new guidance. Additionally, we are implementing new lease software that will accommodate the new accounting requirements.

ZIONS BANCORPORATION AND SUBSIDIARIES

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Company (continued)

ASU 2017-08, Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The standard requires the premium to be amortized to the earliest call date. The update does not change the accounting for securities held at a discount.
		January 1, 2019	Our initial analysis suggests this guidance will not have a material impact on the Company’s financial statements, but we will continue to monitor its impact as we move closer to implementation.

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity (“HTM”) securities that are measured at amortized cost. The standard requires credit losses relating to AFS debt securities to be recorded through an allowance for credit losses (“ACL”) rather than a reduction of the carrying amount. It also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in current GAAP and expands certain disclosure requirements. Early adoption of the guidance is permitted as of January 1, 2019.
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

Standards adopted by the Company

ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The standard requires entities to recognize the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e. the additional paid-in capital pools will be eliminated). The standard provides an entity the option to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The standard also requires that excess tax benefits be reflected in the operating section of the statement of cash flows rather than the investing section and to make an election to adopt this requirement either on a retrospective or prospective basis.
January 1, 2017
Upon adoption of this ASU, there was no material impact from the cumulative effect adjustment to retained earnings. In the first quarter of 2017 the application of the guidance resulted in a net tax benefit of $4 million. We have elected to account for forfeitures when they occur and to reflect excess tax benefits in the operating section of the statement of cash flows on a prospective basis.

ZIONS BANCORPORATION AND SUBSIDIARIES

3.	FAIR VALUE
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
Fair Value Policies and Procedures
We have various policies, processes and controls in place to ensure that fair values are reasonably developed, reviewed and approved for use. These include a Securities Valuation Committee comprised of executive management appointed by the Board of Directors. The Securities Valuation Committee reviews and approves on a quarterly basis the key components of fair value estimation, including critical valuation assumptions for Level 3 modeling. A Model Risk Management Group conducts model validations, including internal models, and sets policies and procedures for revalidation, including the timing of revalidation.
Third-Party Service Providers
We use a third-party pricing service to measure fair value for approximately 92% of our AFS Level 2 securities. Fair value measurements for other AFS Level 2 securities generally use certain inputs corroborated by market data and include standard discounted cash flow analysis.
For Level 2 securities, the third-party pricing service provides documentation on an ongoing basis that presents market corroborative data, including detail pricing information and market reference data. The documentation includes benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, including information from the vendor trading platform. We review, test and validate this information as appropriate. Absent observable trade data, we do not adjust prices from our third-party sources.

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
Municipal Securities
Municipal securities are measured under Level 2 generally using the third-party pricing service or an internal model. Valuation inputs include Baa municipal curves, as well as Federal Home Loan Bank (“FHLB”) and LIBOR swap curves. Our valuation methodology for non-rated municipal securities changed at year-end to utilize more observable inputs, primarily municipal market yield curves, compared to our previous valuation method. The resulting values were determined to be Level 2.
Money Market Mutual Funds and Other
Money market mutual funds and other securities are measured under Level 1 or Level 2. For Level 1, quoted market prices are used which may include net asset values (“NAVs”) or their equivalents. Level 2 valuations generally use quoted prices for similar securities.
Trading Account
Securities in the trading account are generally measured under Level 2 using third party pricing service providers as described previously.
Bank-Owned Life Insurance
Bank-owned life insurance (“BOLI”) is measured under Level 2 according to cash surrender values (“CSVs”) of the insurance policies that are provided by a third-party service. Nearly all policies are general account policies with CSVs based on the Company’s claims on the assets of the insurance companies. The insurance companies’ investments include predominantly fixed income securities consisting of investment-grade corporate bonds and various types of mortgage instruments. Management regularly reviews its BOLI investment performance, including concentrations among insurance providers.
Private Equity Investments
Private equity investments are generally measured under Level 3. Certain investments that have converted to being publicly traded are measured under Level 1. The majority of these private equity investments are held in Zions’ Small Business Investment Company and are early stage venture investments. The fair value measurements of these investments are updated at least on a quarterly basis, including whenever a new round of financing occurs. Certain of these investments are measured using multiples of operating performance. The fair value measurements of private equity investments are reviewed on a quarterly basis by the Securities Valuation Committee. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available.
Certain valuation analytics may be employed that include current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors. A significant change in the expected performance of the individual investment would result in a change in the fair value measurement of the investment. The amount of unfunded commitments to invest is disclosed in Note 9. Certain restrictions apply for the redemption of these investments and certain investments are prohibited by the Volcker Rule. See discussions in Notes 5 and 9.
Agriculture Loan Servicing
This asset results from our servicing of agriculture loans approved and funded by Federal Agricultural Mortgage Corporation (“FAMC”). We provide this servicing under an agreement with FAMC for loans they own. The asset’s

ZIONS BANCORPORATION AND SUBSIDIARIES

fair value represents our projection of the present value of future cash flows measured under Level 3 using discounted cash flow methodologies.
Interest-Only Strips
Interest-only strips are created as a by-product of the securitization process. When the guaranteed portions of small business (“SBA”) 7(a) loans are pooled, interest-only strips may be created in the pooling process. The asset’s fair value represents our projection of the present value of future cash flows measured under Level 3 using discounted cash flow methodologies.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	March 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$14,163	$—	$14,163
Municipal securities		1,285		1,285
Other debt securities		24		24
Money market mutual funds and other	133	1		134
	133	15,473	—	15,606
Trading account		40		40
Other noninterest-bearing investments:
Bank-owned life insurance		499		499
Private equity investments [1]	15		78	93
Other assets:
Agriculture loan servicing and interest-only strips			20	20
Deferred compensation plan assets	95			95
Derivatives:
Interest rate swaps and forwards		2		2
Interest rate swaps for customers		44		44
Foreign currency exchange contracts	9			9
	9	46	—	55
	$252	$16,058	$98	$16,408
LIABILITIES
Securities sold, not yet purchased	$133	$—	$—	$133
Other liabilities:
Deferred compensation plan obligations	95			95
Derivatives:
Interest rate swaps and forwards		4		4
Interest rate swaps for customers		45		45
Foreign currency exchange contracts	7			7
	7	49	—	56
	$235	$49	$—	$284
1 The Level 1 private equity investments amount relates to the portion of our SBIC investments that are now publicly traded.

ZIONS BANCORPORATION AND SUBSIDIARIES

(In millions)	December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$12,009	$—	$12,009
Municipal securities		1,154		1,154
Other debt securities		24		24
Money market mutual funds and other	184	1		185
	184	13,188	—	13,372
Trading account		115		115
Other noninterest-bearing investments:
Bank-owned life insurance		497		497
Private equity investments [1]	18		73	91
Other assets:
Agriculture loan servicing and interest-only strips			20	20
Deferred compensation plan assets	91			91
Derivatives:
Interest rate swaps and forwards		4		4
Interest rate swaps for customers		49		49
Foreign currency exchange contracts	11			11
	11	53	—	64
	$304	$13,853	$93	$14,250
LIABILITIES
Securities sold, not yet purchased	$25	$—	$—	$25
Other liabilities:
Deferred compensation plan obligations	91			91
Derivatives:
Interest rate swaps and forwards		1		1
Interest rate swaps for customers		49		49
Foreign currency exchange contracts	9			9
	9	50	—	59
	$125	$50	$—	$175
1 The Level 1 private equity investments amount relates to the portion of our SBIC investments that are now publicly traded.

ZIONS BANCORPORATION AND SUBSIDIARIES

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended March 31, 2017
(In millions)	Private equity investments	Ag loan svcg and int-only strips

Balance at December 31, 2016	$73	$20
Net gains included in:
Statement of income:
Securities gains, net	3
Purchases	7
Redemptions and paydowns	(5)
Balance at March 31, 2017	$78	$20

	Level 3 Instruments
	Three Months Ended March 31, 2016
(In millions)	Private equity investments	Ag loan svcg and int-only strips

Balance at December 31, 2015	$58	$14
Net gains included in:
Statement of income:
Securities gains, net	1
Other noninterest income		3
Purchases	2
Balance at March 31, 2016	$61	$17
No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three months ended March 31, 2017 and 2016.
The preceding reconciling amounts using Level 3 inputs include the following realized gains in the statement of income:

(In millions)	Three Months Ended March 31,

	2017	2016

Securities gains, net	$3	$—
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In millions)	Fair value at March 31, 2017				Fair value at December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$1	$1	$—	$—	$1	$1
Impaired loans	—	1	—	1	—	52	—	52
Other real estate owned	—	—	—	—	—	1	—	1
	$—	$1	$1	$2	$—	$53	$1	$54

ZIONS BANCORPORATION AND SUBSIDIARIES

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In millions)	Three Months Ended March 31,
	2017	2016
ASSETS
Private equity investments	$(1)	$—
Impaired loans	(1)	(15)
	$(2)	$(15)
During the three months ended March 31, we recognized an insignificant amount of net gains in 2017 and $2 million in 2016 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $2 million for each period. Previous to their sale in these periods, we recognized impairment on these properties of an insignificant amount in 2017 and 2016.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $12 million at March 31, 2017 and $13 million at December 31, 2016. Amounts of other noninterest-bearing investments carried at cost were $293 million at March 31, 2017 and $211 million at December 31, 2016, which were comprised of Federal Reserve and FHLB stock. Private equity investments accounted for using the equity method were $38 million at March 31, 2017 and $35 million at December 31, 2016.
Impaired (or nonperforming) loans that are collateral dependent were measured at fair value based on the fair value of the collateral. OREO was measured initially at fair value based on collateral appraisals at the time of transfer and subsequently at the lower of cost or fair value.
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
Impaired loans that are not collateral dependent were measured based on the present value of future cash flows discounted at the expected coupon rates over the lives of the loans. Because the loans were not discounted at market interest rates, the valuations do not represent fair value and have been excluded from the nonrecurring fair value balance in the preceding schedules.

ZIONS BANCORPORATION AND SUBSIDIARIES

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	March 31, 2017			December 31, 2016
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$815	$803	2	$868	$850	2
Loans and leases (including loans held for sale), net of allowance	42,326	42,038	3	42,254	42,111	3
Financial liabilities:
Time deposits	2,994	2,977	2	2,757	2,744	2
Other short-term borrowings	2,500	2,500	2	500	500	2
Long-term debt	383	404	2	535	552	2
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
Loans are measured at fair value according to their status as nonimpaired or impaired. For nonimpaired loans, fair value is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit and interest rate risk inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are derived from the methods used to estimate the allowance for loan and lease losses (“ALLL”) for our loan portfolio and are adjusted quarterly as necessary to reflect the most recent loss experience. Impaired loans that are collateral dependent are already considered to be held at fair value. Impaired loans that are not collateral dependent have future cash flows reduced by the estimated “life-of-the-loan” credit loss derived from methods used to estimate the ALLL for these loans. See Impaired Loans in Note 6 for details on the impairment measurement method for impaired loans. Loans, other than those held for sale, are not normally purchased and sold by the Company, and there are no active trading markets for most of this portfolio.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	March 31, 2017
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$757	$(394)	$363	$—	$—	$363
Derivatives (included in other assets)	55	—	55	(17)	—	38
	$812	$(394)	$418	$(17)	$—	$401
Liabilities:
Federal funds and other short-term borrowings	$3,531	$(394)	$3,137	$—	$—	$3,137
Derivatives (included in other liabilities)	56	—	56	(17)	(14)	25
	$3,587	$(394)	$3,193	$(17)	$(14)	$3,162

	December 31, 2016
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount

Assets:
Federal funds sold and security resell agreements	$568	$—	$568	$—	$—	$568
Derivatives (included in other assets)	64	—	64	(17)	—	47
	$632	$—	$632	$(17)	$—	$615
Liabilities:
Federal funds and other short-term borrowings	$827	$—	$827	$—	$—	$827
Derivatives (included in other liabilities)	59	—	59	(17)	(17)	25
	$886	$—	$886	$(17)	$(17)	$852
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
Investment Securities
Securities are classified as HTM, AFS or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”). Trading securities are carried at fair value with gains and losses recognized in current period earnings. The purchase premiums and discounts for both HTM and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest income in the period the principal is reduced. Note 3 discusses the process to estimate fair value for investment securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2017
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$815	$7	$19	$803
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,858	3	8	1,853
Agency guaranteed mortgage-backed securities	10,060	12	111	9,961
SBA loan-backed securities	2,360	8	19	2,349
Municipal securities	1,299	4	18	1,285
Other debt securities	25	—	1	24
	15,602	27	157	15,472
Money market mutual funds and other	134	—	—	134
	15,736	27	157	15,606
Total	$16,551	$34	$176	$16,409

	December 31, 2016
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$868	$5	$23	$850
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,846	2	9	1,839
Agency guaranteed mortgage-backed securities	7,986	7	110	7,883
SBA loan-backed securities	2,298	8	18	2,288
Municipal securities	1,182	1	29	1,154
Other debt securities	25	—	1	24
	13,337	18	167	13,188
Money market mutual funds and other	184	—	—	184
	13,521	18	167	13,372
Total	$14,389	$23	$190	$14,222
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of March 31, 2017 by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Principal return in one year or less	$142	$142	$1,884	$1,868
Principal return after one year through five years	273	274	5,875	5,828
Principal return after five years through ten years	196	196	4,904	4,860
Principal return after ten years	204	191	2,939	2,916
	$815	$803	$15,602	$15,472

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	March 31, 2017
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$10	$309	$9	$128	$19	$437
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	7	1,297	1	124	8	1,421
Agency guaranteed mortgage-backed securities	103	7,220	8	440	111	7,660
Small Business Administration loan-backed securities	4	547	15	798	19	1,345
Municipal securities	17	811	1	14	18	825
Other	—	—	1	13	1	13
	131	9,875	26	1,389	157	11,264
Total	$141	$10,184	$35	$1,517	$176	$11,701

	December 31, 2016
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$15	$467	$8	$61	$23	$528
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	9	950	—	127	9	1,077
Agency guaranteed mortgage-backed securities	102	6,649	7	326	109	6,975
Small Business Administration loan-backed securities	3	527	16	841	19	1,368
Municipal securities	28	992	—	9	28	1,001
Other	—	—	2	14	2	14
	142	9,118	25	1,317	167	10,435
Total	$157	$9,585	$33	$1,378	$190	$10,963
At March 31, 2017 and December 31, 2016, respectively, 453 and 642 HTM and 2,121 and 2,398 AFS investment securities were in an unrealized loss position.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
OTTI Conclusions
Our 2016 Annual Report on Form 10-K describes in more detail our OTTI evaluation process. The following summarizes the conclusions from our OTTI evaluation by each security type that has significant gross unrealized losses at March 31, 2017:
Agency Guaranteed Mortgage-Backed Securities: These pass-through securities are comprised largely of fixed and floating-rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation. They were generally purchased at premiums with maturity dates from 10 to 15 years for fixed-rate securities and 30 years for floating-rate securities. These securities benefit from certain guarantee provisions or, in the case of GNMA, direct U.S. government guarantees. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At March 31, 2017, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. Therefore, these securities did not have any OTTI recognized during the first quarter of 2017.
SBA Loan-Backed Securities: These securities were generally purchased at premiums with maturities from 5 to 25 years and have principal cash flows guaranteed by the SBA. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At March 31, 2017, we did not have an intent to sell identified SBA securities with unrealized losses or initiate such sales, and we believe it is not likely that we would be required to sell such securities before recovery of their amortized cost basis. Therefore, these securities did not have any OTTI recognized during the first quarter of 2017.
Municipal Securities: These securities were fixed or variable-rate securities purchased at premiums or at par and with maturities from 1 to 30 years. Unrealized losses may relate to changes in interest rates subsequent to purchase and/or may be attributable to credit. Securities with significant credit deterioration and fair value declines are subject to further assessment for impairment including analysis of the creditworthiness of the issuer. We take into account all available information relevant to the collectability of municipal security, including the extent and nature of change in fair value; recent events specific to the issuer; current analysts’ evaluations; and other key measures. At March 31, 2017, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. Therefore, these securities did not have any OTTI recognized during the first quarter of 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes gains and losses, including OTTI, of which there was none, that were recognized in the statement of income:

	Three Months Ended
	March 31, 2017		March 31, 2016
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Held-to-maturity	$—	$—	$—	$—
Available-for-sale	—	—	—	—
Other noninterest-bearing investments	10	5	3	3
	10	5	3	3
Net gains		$5		$—
Statement of income information:
Securities gains, net		$5		$—
Net gains		$5		$—
Interest income by security type is as follows:

(In millions)	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3	$4	$7	$2	$3	$5
Available-for-sale	66	5	71	40	2	42
	$69	$9	$78	$42	$5	$47

Investment securities with a carrying value of $2.1 billion at March 31, 2017 and $1.4 billion at December 31, 2016 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
Private Equity Investments
Effect of Volcker Rule
The Volcker Rule, as published pursuant to the Dodd-Frank Act in December 2013 and amended in January 2014, significantly restricted certain activities by covered bank holding companies, including restrictions on certain types of securities, proprietary trading, and private equity investing. The Company’s private equity investments (“PEIs”) consist of Small Business Investment Companies (“SBICs”) and non-SBICs. Of the recorded PEIs of $143 million at March 31, 2017, approximately $5 million remain prohibited by the Volcker Rule.
As of March 31, 2017, we have sold a total of $11 million of PEIs during 2017 and 2016 as follows: $1 million during 2017 and $10 million during 2016. All of these sales were related to prohibited PEIs and resulted in insignificant amounts of realized gains or losses. We will dispose of the remaining $5 million of prohibited PEIs before the required deadline, which has been extended to July 21, 2017. The Federal Reserve Board announced in December 2016 that it would allow banks to apply for an additional five-year extension to comply with the Dodd-Frank Act requirement for these investments. The Company applied for and was granted an extension for the vast majority of its remaining portfolio of PEIs. See other discussions related to private equity investments in Notes 3 and 9.
As discussed in Note 9, we have $24 million at March 31, 2017 of unfunded commitments for PEIs, of which approximately $3 million relate to prohibited PEIs. Until we dispose of the prohibited PEIs, we expect to fund these commitments if and as the capital calls are made, as allowed under the Volcker Rule.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	March 31, 2017	December 31, 2016

Loans held for sale	$128	$172

Commercial:
Commercial and industrial	$13,368	$13,452
Leasing	404	423
Owner-occupied	6,973	6,962
Municipal	811	778
Total commercial	21,556	21,615
Commercial real estate:
Construction and land development	2,123	2,019
Term	9,083	9,322
Total commercial real estate	11,206	11,341
Consumer:
Home equity credit line	2,638	2,645
1-4 family residential	6,185	5,891
Construction and other consumer real estate	517	486
Bankcard and other revolving plans	459	481
Other	181	190
Total consumer	9,980	9,693
Total loans	$42,742	$42,649
Loan balances are presented net of unearned income and fees, which amounted to $69 million at March 31, 2017 and $77 million at December 31, 2016.
Owner-occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $18 million at March 31, 2017 and $20 million at December 31, 2016.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $283 million at March 31, 2017 and $290 million at December 31, 2016.
Loans with a carrying value of approximately $22.2 billion at March 31, 2017 and $24.0 billion at December 31, 2016 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $316 million and $273 million for the three months ended March 31, 2017 and 2016, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The loans are mainly sold to U.S. government agencies or participated to third parties. We generally have continuing involvement with the transferred loans, typically in the form of servicing rights or securities that are backed by the transferred loans in addition to a guarantee from the respective agency. The securities we receive in a loan transfer are not restricted from being pledged or exchanged. Amounts added to loans held for sale during these same periods were $303 million and $236 million, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

The principal balance of sold loans for which we retain servicing was approximately $2.0 billion at both March 31, 2017 and December 31, 2016. Income from loans sold, excluding servicing, was $4 million and $3 million for the three months ended March 31, 2017 and 2016, respectively.
Allowance for Credit Losses
The ACL consists of the ALLL and the reserve for unfunded lending commitments (“RULC”).
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
We determine our ALLL as the best estimate within a range of estimated losses. The methodologies we use to estimate the ALLL depend upon the impairment status and loan portfolio. The methodology for impaired loans is discussed subsequently. For commercial and CRE loans with commitments equal to or greater than $750,000, we assign internal risk grades using a comprehensive loan grading system based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. The credit quality indicators discussed subsequently are based on this grading system. Estimated losses for these commercial and CRE loans are derived from a statistical analysis of our historical default and loss given default experience over the period of January 2008 through the most recent full quarter.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended March 31, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$420	$116	$31	$567
Additions:
Provision for loan losses	22	(3)	4	23
Deductions:
Gross loan and lease charge-offs	(51)	(1)	(5)	(57)
Recoveries	6	2	3	11
Net loan and lease (charge-offs) recoveries	(45)	1	(2)	(46)
Balance at end of period	$397	$114	$33	$544
Reserve for unfunded lending commitments
Balance at beginning of period	$54	$11	$—	$65
Provision credited to earnings	(4)	(1)	—	(5)
Balance at end of period	$50	$10	$—	$60
Total allowance for credit losses at end of period
Allowance for loan losses	$397	$114	$33	$544
Reserve for unfunded lending commitments	50	10	—	60
Total allowance for credit losses	$447	$124	$33	$604

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2016
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$454	$114	$38	$606
Additions:
Provision for loan losses	46	2	(6)	42
Deductions:
Gross loan and lease charge-offs	(43)	(1)	(4)	(48)
Recoveries	7	3	2	12
Net loan and lease (charge-offs) recoveries	(36)	2	(2)	(36)
Balance at end of period	$464	$118	$30	$612
Reserve for unfunded lending commitments
Balance at beginning of period	$58	$17	$—	$75
Provision credited to earnings	(2)	(4)	—	(6)
Balance at end of period	$56	$13	$—	$69
Total allowance for credit losses at end of period
Allowance for loan losses	$464	$118	$30	$612
Reserve for unfunded lending commitments	56	13	—	69
Total allowance for credit losses	$520	$131	$30	$681
The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	March 31, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$43	$3	$5	$51
Collectively evaluated for impairment	354	111	27	492
Purchased loans with evidence of credit deterioration	—	—	1	1
Total	$397	$114	$33	$544
Outstanding loan balances:
Individually evaluated for impairment	$490	$82	$73	$645
Collectively evaluated for impairment	21,033	11,093	9,900	42,026
Purchased loans with evidence of credit deterioration	33	31	7	71
Total	$21,556	$11,206	$9,980	$42,742

	December 31, 2016
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$56	$3	$6	$65
Collectively evaluated for impairment	364	113	25	502
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$420	$116	$31	$567
Outstanding loan balances:
Individually evaluated for impairment	$466	$78	$75	$619
Collectively evaluated for impairment	21,111	11,231	9,611	41,953
Purchased loans with evidence of credit deterioration	38	32	7	77
Total	$21,615	$11,341	$9,693	$42,649

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
Nonaccrual loans are summarized as follows:

(In millions)	March 31, 2017	December 31, 2016
Loans held for sale	$34	$40
Commercial:
Commercial and industrial	$358	$354
Leasing	13	14
Owner-occupied	89	74
Municipal	1	1
Total commercial	461	443
Commercial real estate:
Construction and land development	7	7
Term	38	29
Total commercial real estate	45	36
Consumer:
Home equity credit line	9	11
1-4 family residential	35	36
Construction and other consumer real estate	1	2
Bankcard and other revolving plans	—	1
Total consumer loans	45	50
Total	$551	$529

ZIONS BANCORPORATION AND SUBSIDIARIES

Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2017
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Loans held for sale	$113	$15	$—	$15	$128	$—	$19
Commercial:
Commercial and industrial	$13,176	$94	$98	$192	$13,368	$9	$245
Leasing	401	2	1	3	404	—	11
Owner-occupied	6,880	59	34	93	6,973	3	35
Municipal	811	—	—	—	811	—	1
Total commercial	21,268	155	133	288	21,556	12	292
Commercial real estate:
Construction and land development	2,113	3	7	10	2,123	—	—
Term	9,047	11	25	36	9,083	14	24
Total commercial real estate	11,160	14	32	46	11,206	14	24
Consumer:
Home equity credit line	2,626	7	5	12	2,638	2	4
1-4 family residential	6,156	11	18	29	6,185	—	11
Construction and other consumer real estate	509	6	2	8	517	1	—
Bankcard and other revolving plans	454	3	2	5	459	1	—
Other	180	1	—	1	181	—	—
Total consumer loans	9,925	28	27	55	9,980	4	15
Total	$42,353	$197	$192	$389	$42,742	$30	$331

	December 31, 2016
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Loans held for sale	$172	$—	$—	$—	$172	$—	$40
Commercial:
Commercial and industrial	$13,306	$72	$74	$146	$13,452	$10	$287
Leasing	423	—	—	—	423	—	14
Owner-occupied	6,894	40	28	68	6,962	8	43
Municipal	778	—	—	—	778	—	1
Total commercial	21,401	112	102	214	21,615	18	345
Commercial real estate:
Construction and land development	2,010	7	2	9	2,019	1	1
Term	9,291	9	22	31	9,322	12	18
Total commercial real estate	11,301	16	24	40	11,341	13	19
Consumer:
Home equity credit line	2,635	4	6	10	2,645	1	5
1-4 family residential	5,857	12	22	34	5,891	—	11
Construction and other consumer real estate	479	3	4	7	486	3	—
Bankcard and other revolving plans	478	2	1	3	481	1	1
Other	189	1	—	1	190	—	—
Total consumer loans	9,638	22	33	55	9,693	5	17
Total	$42,340	$150	$159	$309	$42,649	$36	$381

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

ZIONS BANCORPORATION AND SUBSIDIARIES

Credit Quality Indicators
In addition to the past due and nonaccrual criteria, we also analyze loans using loan risk-grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades assigned to loans follow our definitions of Pass, Special Mention, Substandard, and Doubtful, which are consistent with published definitions of regulatory risk classifications.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality indicators are summarized as follows:

	March 31, 2017
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,175	$305	$887	$1	$13,368
Leasing	376	5	23	—	404
Owner-occupied	6,573	104	296	—	6,973
Municipal	805	—	6	—	811
Total commercial	19,929	414	1,212	1	21,556	$397
Commercial real estate:
Construction and land development	2,043	23	57	—	2,123
Term	8,843	111	129	—	9,083
Total commercial real estate	10,886	134	186	—	11,206	114
Consumer:
Home equity credit line	2,620	—	18	—	2,638
1-4 family residential	6,143	—	42	—	6,185
Construction and other consumer real estate	515	—	2	—	517
Bankcard and other revolving plans	457	—	2	—	459
Other	180	—	1	—	181
Total consumer loans	9,915	—	65	—	9,980	33
Total	$40,730	$548	$1,463	$1	$42,742	$544

	December 31, 2016
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,185	$266	$998	$3	$13,452
Leasing	387	5	30	1	423
Owner-occupied	6,560	96	306	—	6,962
Municipal	765	7	6	—	778
Total commercial	19,897	374	1,340	4	21,615	$420
Commercial real estate:
Construction and land development	1,942	52	25	—	2,019
Term	9,096	82	144	—	9,322
Total commercial real estate	11,038	134	169	—	11,341	116
Consumer:
Home equity credit line	2,629	—	16	—	2,645
1-4 family residential	5,851	—	40	—	5,891
Construction and other consumer real estate	482	—	4	—	486
Bankcard and other revolving plans	478	—	3	—	481
Other	189	—	1	—	190
Total consumer loans	9,629	—	64	—	9,693	31
Total	$40,564	$508	$1,573	$4	$42,649	$567
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
When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three months ended March 31, 2017 and 2016 was not significant.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three months ended March 31, 2017 and 2016:

	March 31, 2017
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Commercial:
Commercial and industrial	$460	$122	$285	$407	$40
Owner-occupied	126	55	57	112	3
Municipal	1	1	—	1	—
Total commercial	587	178	342	520	43
Commercial real estate:
Construction and land development	20	2	10	12	—
Term	98	52	25	77	2
Total commercial real estate	118	54	35	89	2
Consumer:
Home equity credit line	23	15	6	21	—
1-4 family residential	57	27	27	54	5
Construction and other consumer real estate	3	2	1	3	—
Other	2	1	—	1	—
Total consumer loans	85	45	34	79	5
Total	$790	$277	$411	$688	$50

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2016
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Commercial:
Commercial and industrial	$470	$82	$311	$393	$52
Owner-occupied	115	71	30	101	3
Municipal	1	1	—	1	—
Total commercial	586	154	341	495	55
Commercial real estate:
Construction and land development	22	7	6	13	—
Term	92	53	17	70	2
Total commercial real estate	114	60	23	83	2
Consumer:
Home equity credit line	24	16	7	23	—
1-4 family residential	59	27	28	55	6
Construction and other consumer real estate	3	1	2	3	—
Other	2	1	—	1	—
Total consumer loans	88	45	37	82	6
Total	$788	$259	$401	$660	$63

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

Commercial:
Commercial and industrial	$393	$1	$282	$2
Owner-occupied	101	2	122	2
Municipal	1	—	1	—
Total commercial	495	3	405	4
Commercial real estate:
Construction and land development	13	—	15	1
Term	68	2	106	3
Total commercial real estate	81	2	121	4
Consumer:
Home equity credit line	21	—	25	—
1-4 family residential	54	1	63	1
Construction and other consumer real estate	3	—	3	—
Bankcard and other revolving plans	—	—	—	—
Other	1	—	2	—
Total consumer loans	79	1	93	1
Total	$655	$6	$619	$9

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	March 31, 2017
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1	$29	$—	$—	$—	$36	$66
Owner-occupied	1	—	1	—	8	11	21
Total commercial	2	29	1	—	8	47	87
Commercial real estate:
Construction and land development	—	3	—	—	—	2	5
Term	5	—	—	1	2	10	18
Total commercial real estate	5	3	—	1	2	12	23
Consumer:
Home equity credit line	—	2	10	—	—	3	15
1-4 family residential	1	1	7	—	2	29	40
Construction and other consumer real estate	—	1	—	—	—	1	2
Total consumer loans	1	4	17	—	2	33	57
Total accruing	8	36	18	1	12	92	167
Nonaccruing
Commercial:
Commercial and industrial	4	—	14	1	53	19	91
Owner-occupied	1	2	—	1	2	12	18
Municipal	—	1	—	—	—	—	1
Total commercial	5	3	14	2	55	31	110
Commercial real estate:
Construction and land development	—	—	—	—	2	—	2
Term	2	1	—	—	2	3	8
Total commercial real estate	2	1	—	—	4	3	10
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	1	2	—	1	5	9
Construction and other consumer real estate	—	—	—	1	—	—	1
Total consumer loans	—	1	3	1	1	5	11
Total nonaccruing	7	5	17	3	60	39	131
Total	$15	$41	$35	$4	$72	$131	$298

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2016
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$—	$19	$—	$—	$—	$28	$47
Owner-occupied	3	—	1	—	8	10	22
Total commercial	3	19	1	—	8	38	69
Commercial real estate:
Construction and land development	—	4	—	—	—	4	8
Term	4	—	—	1	2	10	17
Total commercial real estate	4	4	—	1	2	14	25
Consumer:
Home equity credit line	—	1	10	—	—	3	14
1-4 family residential	3	1	6	—	2	30	42
Construction and other consumer real estate	—	—	—	—	—	1	1
Total consumer loans	3	2	16	—	2	34	57
Total accruing	10	25	17	1	12	86	151
Nonaccruing
Commercial:
Commercial and industrial	1	—	—	1	33	25	60
Owner-occupied	—	1	—	3	1	12	17
Municipal	—	1	—	—	—	—	1
Total commercial	1	2	—	4	34	37	78
Commercial real estate:
Construction and land development	—	—	—	—	2	—	2
Term	2	1	—	—	2	3	8
Total commercial real estate	2	1	—	—	4	3	10
Consumer:
Home equity credit line	—	—	1	—	—	1	2
1-4 family residential	—	—	2	—	1	5	8
Construction and other consumer real estate	—	—	—	2	—	—	2
Total consumer loans	—	—	3	2	1	6	12
Total nonaccruing	3	3	3	6	39	46	100
Total	$13	$28	$20	$7	$51	$132	$251

[1]
Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.
Unfunded lending commitments on TDRs amounted to approximately $19 million at March 31, 2017 and $14 million at December 31, 2016.
The total recorded investment of all TDRs in which interest rates were modified below market was $133 million at March 31, 2017 and $128 million at December 31, 2016. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three months ended March 31, 2017 and 2016 was not significant.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$14	$14	$—	$3	$3
Owner-occupied	—	2	2	4	—	4
Total commercial	—	16	16	4	3	7
Commercial real estate:
Term	—	2	2	—	—	—
Total commercial real estate	—	2	2	—	—	—
Total	$—	$18	$18	$4	$3	$7
Note: Total loans modified as TDRs during the 12 months previous to March 31, 2017 and 2016 were $129 million and $180 million, respectively.
At March 31, 2017 and December 31, 2016, the amount of foreclosed residential real estate property held by the Company was approximately $2 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $13 million and $10 million, respectively.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

ALLL. Certain acquired loans with similar characteristics such as risk exposure, type, size, etc., are grouped and accounted for in loan pools.
Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In millions)	March 31, 2017	December 31, 2016

Commercial	$44	$49
Commercial real estate	47	51
Consumer	8	9
Outstanding balance	$99	$109
Carrying amount	$70	$77
Less ALLL	1	1
Carrying amount, net	$69	$76
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
Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans. There were no loans of this type at March 31, 2017 and December 31, 2016.
Changes in the accretable yield for PCI loans were as follows:

(In millions)	Three Months Ended March 31,
	2017	2016

Balance at beginning of period	$33	$40
Accretion	(4)	(6)
Reclassification from nonaccretable difference	2	8
Disposals and other	1	1
Balance at end of period	$32	$43
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

ZIONS BANCORPORATION AND SUBSIDIARIES

During both the three months ended March 31, 2017 and 2016, we adjusted the ALLL for acquired loans by recording a provision for loan losses of an insignificant amount. The provision is net of the ALLL reversals resulting from changes in cash flow estimates, which are discussed subsequently.
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
For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three months ended March 31, 2017 and 2016 total reversals to the ALLL, including the impact of increases in estimated cash flows, were insignificant. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income.
For the three months ended March 31, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $3 million in 2017, and $4 million in 2016, respectively, of additional interest income.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
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
We record all derivatives on the balance sheet at fair value. Note 3 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting accounting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
Amounts in AOCI are reclassified to interest income as interest is earned on related variable-rate loans and as amounts for terminated hedges are accreted or amortized to earnings. For the 12 months following March 31, 2017, we estimate that no significant amount will be reclassified.
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. Financial institutions which are well-capitalized and well-established are the counterparties for those derivatives entered into for asset-liability management and to offset derivatives sold to our customers. The Company reduces its counterparty exposure for derivative contracts by centrally clearing all eligible derivatives.
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
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At March 31, 2017, the fair value of our derivative liabilities was $56 million, for which we were required to pledge cash collateral of approximately $37 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at March 31, 2017, the additional amount of collateral we could be required to pledge is approximately $1 million. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

ZIONS BANCORPORATION AND SUBSIDIARIES

Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at March 31, 2017 and December 31, 2016, and the related gain (loss) of derivative instruments for the three months ended March 31, 2017 and 2016 is summarized as follows:

	March 31, 2017			December 31, 2016
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	$1,388	$1	$3	$1,388	$2	$1
Derivatives not designated as hedging instruments
Interest rate swaps and forwards	201	1	1	235	2	—
Interest rate swaps for customers [1]	4,106	44	45	4,162	49	49
Foreign exchange	438	9	7	424	11	9
Total derivatives not designated as hedging instruments	4,745	54	53	4,821	62	58
Total derivatives	$6,133	$55	$56	$6,209	$64	$59
1 Notional amounts include both the customer swaps and the offsetting derivative contracts.

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Amount of derivative gain (loss) recognized/reclassified
(In millions)	OCI	Reclassified from AOCI to interest income [2]	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income [2]	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Cash flow hedges [1]:
Interest rate swaps	$(2)	$2			$21	$3
Derivatives not designated as hedging instruments
Interest rate swaps and forward contracts			$(1)				$—
Interest rate swaps for customers			1				—
Foreign exchange			4				2
Total derivatives	$(2)	$2	$4	$—	$21	$3	$2	$—

Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]	Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss).

[2]	Amounts for the three months ended March 31, of $2 million in 2017 and $3 million in 2016, respectively, are the amounts of reclassification to earnings from AOCI presented in Note 8.
The fair value of derivative assets was reduced by a net credit valuation adjustment of $2 million and $5 million at March 31, 2017 and 2016, respectively. The adjustment for derivative liabilities was a $1 million decrease and not significant at March 31, 2017 and 2016, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

ZIONS BANCORPORATION AND SUBSIDIARIES

8.	DEBT AND SHAREHOLDERS’ EQUITY
Long-term debt is summarized as follows:

(In millions)	March 31, 2017	December 31, 2016

Subordinated notes	$247	$247
Senior notes	135	287
Capital lease obligations	1	1
Total	$383	$535
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or unamortized debt issuance costs.
Debt Redemptions and Maturities
During the first three months of 2017, $153 million of our 4.5% senior notes matured.
Shareholders’ Equity
During the first quarter of 2017, the Company continued its common stock buyback program and repurchased 1 million shares of common stock outstanding with a fair value of $45 million at an average price of $42.43 per share, leaving $45 million of buyback capacity remaining in the 2016 capital plan (which spans the timeframe of July 2016 to June 2017).
On April 27, 2017, we announced that we will redeem all outstanding shares of our 7.9% Series F preferred stock on the redemption date of June 15, 2017, for a cash payment of approximately $144 million. After the redemption date, the Series F preferred shares will cease to be entitled to dividends and the holders of such shares will not be entitled to exercise any right with regard to such shares except that of receiving the redemption amount. The amount of dividends payable with respect to the June 15, 2017 dividend date has been declared and approved, and will amount to $0.49375 per depositary share for a total amount of $3 million.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) was $(111) million at March 31, 2017 compared to $(122) million at December 31, 2016. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Three Months Ended March 31, 2017
Balance at December 31, 2016	$(93)	$2	$(31)	$(122)
OCI before reclassifications, net of tax	12	—	—	12
Amounts reclassified from AOCI, net of tax	—	(1)	—	(1)
OCI (loss)	12	(1)	—	11
Balance at March 31, 2017	$(81)	$1	$(31)	$(111)
Income tax expense (benefit) included in OCI (loss)	$7	$(1)	$—	$6
Three Months Ended March 31, 2016
Balance at December 31, 2015	$(18)	$1	$(38)	$(55)
OCI before reclassifications, net of tax	32	14	(1)	45
Amounts reclassified from AOCI, net of tax	—	(2)	—	(2)
OCI (loss)	32	12	(1)	43
Balance at March 31, 2016	$14	$13	$(39)	$(12)
Income tax expense included in OCI (loss)	$20	$7	$1	$28

ZIONS BANCORPORATION AND SUBSIDIARIES

	Amounts reclassified from AOCI [1]		Statement of income (SI) Balance sheet (BS)
(In millions)	Three Months Ended March 31,
Details about AOCI components	2017	2016		Affected line item

Net unrealized gains on derivative instruments	$2	$3	SI	Interest and fees on loans
Income tax expense	1	1
Amounts Reclassified from AOCI	$1	$2

[1]	Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

9.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	March 31, 2017	December 31, 2016

Net unfunded commitments to extend credit [1]	$18,467	$18,274
Standby letters of credit:
Financial	701	771
Performance	191	196
Commercial letters of credit	77	60
Total unfunded lending commitments	$19,436	$19,301

[1]	Net of participations
The Company’s 2016 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At March 31, 2017, the Company had recorded approximately $5 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $2 million attributable to the RULC and $3 million of deferred commitment fees.
At March 31, 2017, we had unfunded commitments for PEIs of approximately $24 million. These obligations have no stated maturity. PEIs related to these commitments that are prohibited by the Volcker Rule were $3 million at March 31, 2017. See related discussions about these investments in Notes 3 and 5.
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
As of March 31, 2017, we were subject to the following material litigation and governmental inquiries:

•
a governmental inquiry conducted by the Department of Justice into our payment processing practices relating to certain telemarketing customers alleged to have engaged in fraudulent marketing practices. The factual

ZIONS BANCORPORATION AND SUBSIDIARIES

issues related to this case are the same as those involved in the Reyes v. Zions First National Bank, et. al. matter which was previously disclosed and settled in December 2016. We commenced substantive settlement discussion with the U.S. Attorney’s Office for the Eastern District of Pennsylvania in the third quarter of 2016. There can be no assurance, however, that the parties will be able to settle this matter.

•
a civil suit, Shou-En Wang v. CB&T, brought against us in the Superior Court for Los Angeles County, Central District in April 2016. The case relates to our depositor relationships with customers who were promoters of an investment program that allegedly misappropriated investors’ funds. This case is in an early phase, with initial motion practice having been completed.

•
a civil suit, McFarland as Trustee for International Manufacturing Group v. CB&T, et. al., brought against us in the United States Bankruptcy Court for the Eastern District of California in May 2016. The Trustee seeks to recover loan payments previously repaid by borrower International Manufacturing Group, alleging that International Manufacturing Group, along with its principal, obtained loans and made loan repayments in furtherance of an alleged Ponzi scheme. This case is in an early phase with initial motion practice having been completed.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of March 31, 2017, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $20 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

10.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and other retirement plans:

	Pension and Other Retirement Plans
(In millions)	Three Months Ended March 31,
	2017	2016

Interest cost	$2	$2
Expected return on plan assets	(3)	(3)
Partial settlement loss	1	—
Amortization of net actuarial gain	1	2
Net periodic benefit cost	$1	$1
As disclosed in our 2016 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

11.	INCOME TAXES
The effective income tax rate of 24.5% for the first quarter of 2017 was lower than the 2016 first quarter rate of 31.1%. The tax rates for both the first quarters of 2017 and 2016 were benefited primarily by the non-taxability of certain income items; however, the 2017 effective tax rate was further reduced by other adjustments. In the first quarter of 2017 we re-evaluated our state tax positions which resulted in a one-time $14 million benefit to income tax expense, in addition to a $4 million benefit from the implementation of new accounting guidance related to stock-based compensation.
Net deferred tax assets were approximately $231 million at March 31, 2017 and $250 million at December 31, 2016, which included a $4 million valuation allowance at each respective reporting date for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. We evaluate deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of March 31, 2017.

12.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. Our banking operations are managed under their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. Performance assessment and resource allocation are based upon this geographical structure. We use an internal funds transfer pricing (“FTP”) allocation system to report results of operations for business segments. This process continues to be refined. Total average loans and deposits presented for the banking segments do not include intercompany amounts between banking segments, but may include deposits with the Other segment. Prior period amounts have been reclassified to reflect these changes.
As of March 31, 2017, Zions Bank operates 98 branches in Utah, 23 branches in Idaho, and one branch in Wyoming. Amegy operates 74 branches in Texas. CB&T operates 93 branches in California. NBAZ operates 58 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon.
The operating segment identified as “Other” includes the Parent, Zions Management Services Company, certain nonbank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments. The major components of net interest income at the Bank’s back office include the revenue associated with the investments securities portfolio and the offset of the FTP costs and benefits provided to the business

ZIONS BANCORPORATION AND SUBSIDIARIES

segments. Throughout 2016 consolidation efforts continued, which resulted in transitioning full-time equivalents from the business segments to the Company’s back-office units. Due to the continuing nature and timing of this change, the Company’s back-office units retained more direct expenses in 2016 than in prior years. In the first quarter of 2017 we made changes to the FTP process and internal allocation of central expenses to better reflect the performance of business segments. Prior period amounts have been revised to reflect the impact of these changes had they been instituted in 2016.
The following schedule does not present total assets or income tax expense for each operating segment, but instead presents average loans, average deposits and net income before income taxes because these are the metrics that management uses when evaluating performance and making decisions pertaining to the operating segments. The Parent’s net interest income includes interest expense on other borrowed funds. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.
The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
The following schedule presents selected operating segment information for the three months ended March 31, 2017 and 2016:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$155	$150	$114	$113	$110	$103	$50	$45	$32	$30
Provision for loan losses	35	(31)	1	104	(5)	(3)	1	2	(4)	(26)
Net interest income after provision for loan losses	120	181	113	9	115	106	49	43	36	56
Noninterest income	35	36	29	29	17	16	9	10	10	9
Noninterest expense	113	105	85	86	75	72	37	35	35	33
Net Income (loss) before taxes	$42	$112	$57	$(48)	$57	$50	$21	$18	$11	$32
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$12,488	$12,306	$10,637	$10,370	$9,306	$8,905	$4,262	$3,863	$2,338	$2,263
Total deposits	16,268	15,700	11,318	11,274	10,921	10,479	4,661	4,445	4,211	4,011
(In millions)	Vectra		TCBW		Other		Consolidated Company
	2017	2016	2017	2016	2017	2016	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$30	$30	$11	$9	$(13)	$(27)	$489	$453
Provision for loan losses	(3)	(3)	(1)	(2)	(1)	1	23	42
Net interest income after provision for loan losses	33	33	12	11	(12)	(28)	466	411
Noninterest income	6	6	1	1	25	10	132	117
Noninterest expense	25	23	5	5	39	37	414	396
Net Income (loss) before taxes	$14	$16	$8	$7	$(26)	$(55)	$184	$132
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$2,535	$2,453	$877	$733	$123	$110	$42,566	$41,003
Total deposits	2,791	2,783	1,100	953	942	(90)	52,212	49,555

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 9 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation’s 2016 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the first quarter of 2017:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

January	387,356	$42.16	364,287	$74,668,601
February	786,803	42.78	696,195	45,003,893
March	1,830	44.20	—	45,003,893
First quarter	1,175,989	42.57	1,060,482

[1]
Represents common shares acquired from employees in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the vesting of restricted stock units and the exercise of stock options, under provisions of an employee share-based compensation plan.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and March 31, 2016, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: May 8, 2017