Form 10-Q
period 2017-06-30
ZIONS BANCORPORATION /UT/
filed 2017-08-08
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 31, 2017	202,172,188 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	ERM	Enterprise Risk Management
AFS	Available-for-Sale	ERMC	Enterprise Risk Management Committee
ALCO	Asset/Liability Committee	EVE	Economic Value of Equity at Risk
ALLL	Allowance for Loan and Lease Losses	FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
Amegy	Amegy Bank, a division of ZB, N.A.	FASB	Financial Accounting Standards Board
AOCI	Accumulated Other Comprehensive Income	FDIC	Federal Deposit Insurance Corporation
ASC	Accounting Standards Codification	FDICIA	Federal Deposit Insurance Corporation Improvement Act
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
BHC	Bank Holding Company	FHLMC	Federal Home Loan Mortgage Corporation, or “Freddie Mac”
bps	basis points	FRB	Federal Reserve Board
CB&T	California Bank & Trust, a division of ZB, N.A.	FTP	Funds Transfer Pricing
CCAR	Comprehensive Capital Analysis and Review	GAAP	Generally Accepted Accounting Principles
CET1	Common Equity Tier 1 (Basel III)	GNMA	Government National Mortgage Association, or “Ginnie Mae”
CFPB	Consumer Financial Protection Bureau	HCR	Horizontal Capital Review
CLTV	Combined Loan-to-Value Ratio	HCR	Horizontal Capital Review
COSO	Committee of Sponsoring Organizations of the Treadway Commission	HECL	Home Equity Credit Line
CRE	Commercial Real Estate	HQLA	High-Quality Liquid Assets
DFAST	Dodd-Frank Act Stress Test	HTM	Held-to-Maturity
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	IFRS	International Financial Reporting Standards
DTA	Deferred Tax Asset	LCR	Liquidity Coverage Ratio
EITF	Emerging Issues Task Force	LIBOR	London Interbank Offered Rate

ZIONS BANCORPORATION AND SUBSIDIARIES

NBAZ	National Bank of Arizona, a division of ZB, N.A.	RULC	Reserve for Unfunded Lending Commitments
NIM	Net Interest Margin	S&P	Standard and Poor's
NM	Not Meaningful	SBA	Small Business Administration
NSB	Nevada State Bank, a division of ZB, N.A.	SBIC	Small Business Investment Company
NSFR	Net Stable Funding Ratio	SEC	Securities and Exchange Commission
OCC	Office of the Comptroller of the Currency	SNC	Shared National Credit
OCI	Other Comprehensive Income	TCBO	The Commerce Bank of Oregon, a division of ZB, N.A.
OREO	Other Real Estate Owned	TCBW	The Commerce Bank of Washington, a division of ZB, N.A.
OTTI	Other-Than-Temporary Impairment	TDR	Troubled Debt Restructuring
Parent	Zions Bancorporation	Vectra	Vectra Bank Colorado, a division of ZB, N.A.
PCI	Purchased Credit-Impaired	ZB, N.A.	ZB, National Association
PEI	Private Equity Investment	Zions Bank	Zions Bank, a division of ZB, N.A.
PPNR	Pre-provision Net Revenue	ZMSC	Zions Management Services Company
ROC	Risk Oversight Committee
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Efficiency Ratio – this schedule also includes “adjusted noninterest expense,” “taxable-equivalent net interest income,” “adjusted taxable-equivalent revenue,” and “adjusted pre-provision net revenue (“PPNR”).” The methodology of determining the efficiency ratio may differ among companies. Management makes adjustments to exclude certain items as identified in the subsequent schedule which it believes allows for more consistent comparability among periods. Management believes the efficiency ratio provides useful information regarding the cost of generating revenue. Adjusted noninterest expense provides a measure as to how well the Company is managing its expenses, and adjusted PPNR enables management and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The efficiency ratio and adjusted noninterest expense are the key metrics to which the Company announced it would hold itself accountable in its June 1, 2015 efficiency initiative, and to which executive compensation is tied.
TANGIBLE RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016

Net earnings applicable to common shareholders (GAAP)		$154	$129	$125	$91
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1	1	1	1
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$155	$130	$126	$92
Average common equity (GAAP)		$7,143	$6,996	$6,998	$6,883
Average goodwill		(1,014)	(1,014)	(1,014)	(1,014)
Average core deposit and other intangibles		(6)	(8)	(10)	(14)
Average tangible common equity (non-GAAP)	(b)	$6,123	$5,974	$5,974	$5,855
Number of days in quarter	(c)	91	90	92	91
Number of days in year	(d)	365	365	366	366
Tangible return on average tangible common equity (non-GAAP)	(a/b/c)*d	10.2%	8.8%	8.4%	6.3%
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Dollar amounts in millions, except per share amounts)		June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016

Total shareholders’ equity (GAAP)		$7,749	$7,730	$7,634	$7,626
Goodwill		(1,014)	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(5)	(7)	(8)	(12)
Tangible equity (non-GAAP)	(a)	6,730	6,709	6,612	6,600
Preferred stock		(566)	(710)	(710)	(710)
Tangible common equity (non-GAAP)	(b)	$6,164	$5,999	$5,902	$5,890
Total assets (GAAP)		$65,446	$65,463	$63,239	$59,643
Goodwill		(1,014)	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(5)	(7)	(8)	(12)
Tangible assets (non-GAAP)	(c)	$64,427	$64,442	$62,217	$58,617
Common shares outstanding (thousands)	(d)	202,131	202,595	203,085	205,104
Tangible equity ratio (non-GAAP)	(a/c)	10.45%	10.41%	10.63%	11.26%
Tangible common equity ratio (non-GAAP)	(b/c)	9.57%	9.31%	9.49%	10.05%
Tangible book value per common share (non-GAAP)	(b/d)	$30.50	$29.61	$29.06	$28.72

ZIONS BANCORPORATION AND SUBSIDIARIES

EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		Three Months Ended			Six Months Ended		Year Ended
		June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016	December 31, 2016

Noninterest expense (GAAP)	(a)	$405	$414	$382	$819	$777	$1,585
Adjustments:
Severance costs		—	5	—	5	4	5
Other real estate expense, net		—	—	(1)	—	(2)	(2)
Provision for unfunded lending commitments		3	(5)	(4)	(2)	(10)	(10)
Debt extinguishment cost		—	—	—	—	—	—
Amortization of core deposit and other intangibles		2	2	2	3	4	8
Restructuring costs		1	1	—	2	1	5
Total adjustments	(b)	6	3	(3)	8	(3)	6
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$399	$411	$385	$811	$780	$1,579
Net interest income (GAAP)	(d)	$528	$489	$465	$1,017	$918	$1,867
Fully taxable-equivalent adjustments		9	8	6	17	11	26
Taxable-equivalent net interest income (non-GAAP)[1]	(d+e)=f	537	497	471	1,034	929	1,893
Noninterest income (GAAP)	g	132	132	126	264	242	515
Combined income (non-GAAP)	(f+g)=(h)	669	629	597	1,298	1,171	2,408
Adjustments:
Fair value and nonhedge derivative loss		—	—	(2)	(1)	(4)	2
Securities gains, net		2	5	3	7	2	7
Total adjustments	(i)	2	5	1	6	(2)	9
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$667	$624	$596	$1,292	$1,173	$2,399
Pre-provision net revenue	(h)-(a)	$264	$215	$215	$479	$394	$823
Adjusted PPNR (non-GAAP)	(j-c)	268	213	211	481	393	820
Efficiency ratio (non-GAAP)	(c/j)	59.8%	65.9%	64.6%	62.8%	66.5%	65.8%
RESULTS OF OPERATIONS
Executive Summary
Net earnings applicable to common shareholders for the second quarter of 2017 were $154 million, or $0.73 per diluted common share, compared with net earnings applicable to common shareholders of $129 million, or $0.61 per diluted common share for the first quarter of 2017, and $91 million, or $0.44 per diluted common share for the second quarter of 2016. Interest income of $558 million in the second quarter of 2017 improved $71 million over the same prior year period, mainly due to growth in our loans and securities portfolios, recent short-term rate increases that positively impacted loan yields, and interest income recoveries on four loans. Net interest margin (“NIM”) was 3.52% in the most recent quarter, compared with 3.39% in the second quarter of 2016.
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

•
Achieve an efficiency ratio in the low 60s for fiscal year 2017. In 2016, our efficiency ratio was 65.8%, which met our goal to keep the efficiency ratio under 66% for the year. Our efficiency ratio for the second quarter of

ZIONS BANCORPORATION AND SUBSIDIARIES

2017 was 59.8%, a 478 bps improvement over the same prior year period efficiency ratio of 64.6%. Our year-to-date efficiency ratio of 62.8% is also a large improvement over the same prior year period, which was 66.5%. Small expected increases in adjusted noninterest expense were more than offset by large improvements in interest income from securities and loans, due to growth of the portfolios, short-term rate increases that impacted variable-rate lending returns, and interest income recoveries on four loans. See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of the efficiency ratio and why management uses this non-GAAP measure.

•
Maintain adjusted noninterest expense at less than $1.58 billion in 2016, with a modest increase in 2017. We met our target for fiscal year 2016, keeping adjusted noninterest expense to $1.579 billion. Through June 30, 2017, adjusted noninterest expense was $811 million, which includes expenses that are seasonally higher in the first half of the year and, when annualized, is consistent with our goal to limit adjusted noninterest expense growth to 2-3% in 2017.

As announced in 2015, we have been investing in technology to modernize our loan and deposit systems. In May, 2017, we successfully implemented the first release of the TCS BαNCS core servicing system, which replaced our consumer lending system. The next release is focused on the replacement of our commercial and construction lending systems. BαNCS is a real time, parameter-driven servicing system that will provide long-term benefits to the Company by improving accessibility and functionality to our bankers to better service customers directly.
Areas Experiencing Strength in the Second Quarter and First Six Months of 2017
Net interest income, which is more than three-quarters of our revenue, was $528 million in the second quarter of 2017 and $465 million in the second quarter of 2016. This 13.5% increase over the same prior year period is due to our efforts to change the mix of interest-earning assets from lower-yielding money market investments into higher-yielding investment securities and loans. Net interest margin was 3.52% in the second quarter of 2017, compared with 3.39% in the second quarter of 2016. Year-to-date net interest income was $1.0 billion in 2017 and $918 million for the same prior year period. The 10.8% increase between the two periods was mainly impacted by changes in asset mix as previously described, although recent loan growth has also contributed.
Adjusted PPNR of $268 million for the second quarter of 2017 was up $57 million, or 27.0%, from the second quarter of 2016, primarily as a result of increases in net interest income. Although adjusted noninterest expense also increased over the same period, from $385 million in the second quarter of 2016 to $399 million in the most recent quarter, increases in income more than offset the increase in expense. The higher adjusted PPNR in the second quarter of 2017 compared with the same prior year period drove an improvement in the Company’s efficiency ratio from 64.6% in the second quarter of 2016 to 59.8% in the current quarter. Year-to-date adjusted PPNR was $481 million in 2017 and $393 million in 2016, representing a 22.4% increase. Increases were driven by similar factors to those previously discussed. See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of adjusted PPNR.
Asset quality for the total loan portfolio improved between the second quarters of 2016 and 2017. Criticized, classified, and nonaccrual loans all improved as a percentage of outstanding balances by 80 bps, 78 bps, and 17 bps, respectively. In recent quarters, asset quality in our oil and gas-related portfolio has been materially weaker than it has been in non-oil and gas-related loans. The Company has reduced its oil and gas-related exposure and oil prices have somewhat stabilized since their low point in early 2016. As a result, criticized, classified, and nonaccrual balances in the oil and gas-related portfolio have decreased since the second quarter of 2016 by 29.8%, 30.7%, and 12.9%, respectively. These improvements have been the drivers of a lower provision for credit losses, which was $10 million in the current quarter and $31 million in the same prior year period.
In recent quarters, the percentage of loan growth, when annualized, has been in the low single digits, with continued attrition of the oil and gas-related and NRE portfolios, and conservative CRE term concentration limits offsetting growth in our general commercial and industrial and residential mortgage portfolios. In the second quarter of 2017, loans grew almost $1 billion from the first quarter of 2017, at an annualized rate of 8.8%. As expected, the strongest growth came from commercial and industrial and residential mortgage loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

We continue to increase the return on and of capital. Tangible return on average tangible common equity was 10.2%, up 133 bps from the prior quarter and up 383 bps from the same prior year period. The Company repurchased 5.0 million shares of common stock under its 2016 capital plan (which spanned the timeframe of July 2016 to June 2017). Dividends per common share were $0.08 in the second quarter of 2017, compared with $0.06 for the same prior year period. In June 2017, we announced the Federal Reserve did not object to the Company’s 2017 capital plan. The plan included stepped quarterly common dividend increases, rising to $0.24 per share by the second quarter of 2018, and up to $465 million in common stock repurchases. See “Capital Management” on page 39 for more information regarding the 2017 capital plan.
Areas Experiencing Challenges in the Second Quarter of 2017
Noninterest expense increased to $405 million from $382 million for the same prior year period, representing a 6.0% increase. Higher FDIC premiums and increased depreciation expense will continue to cause expense to be higher in 2017 when compared with 2016. Adjusted noninterest expense, which excludes severance and some other items as explained in the “GAAP to Non-GAAP Reconciliations” section on page 5, increased 3.6% over the same period. Management is committed to restricting growth in adjusted noninterest expense in 2017 to 2-3% when compared with 2016.
Net Interest Income, Margin and Interest Rate Spreads
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of our revenue. For the second quarter of 2017, taxable-equivalent net interest income was $537 million, compared with $497 million for the first quarter of 2017 and $471 million for the second quarter of 2016. The $66 million increase in taxable-equivalent net interest income in the second quarter of 2017 compared with the second quarter of 2016 was driven by a larger securities portfolio, growth in the lending portfolio, interest income recoveries on four loans, and increases in short-term rates, which improved loan yields. As a result, we expect net interest income to increase moderately over the next twelve months.
Net interest margin in 2017 vs. 2016
The NIM was 3.52% and 3.39% for the second quarters of 2017 and 2016, respectively, and 3.38% for the first quarter of 2017. The increased NIM for the second quarter, compared with the same prior year period, resulted from the combination of several factors. During 2016, we continued to make changes in asset mix, by moving funds from lower-yielding money market investments to purchase investment securities and grow loans. The NIM was also positively impacted by increases in short-term interest rates and larger interest income recoveries from four loans. These factors have been somewhat offset because recently we have also used wholesale borrowings to fund these opportunities. Average interest-earning assets increased $5.3 billion from the second quarter of 2016, with average rates improving 17 bps. Average interest-bearing liabilities increased $3.8 billion over the same period and average rates increased 6 bps.
The average loan portfolio increased $1.1 billion between the second quarter of 2017 and the second quarter of 2016. The average loan yield increased 22 bps over the same period. Approximately 15 bps of the increase in total loan yield in the second quarter of 2017 can be attributed to the interest income recoveries from four loans. Additionally, we have experienced some improvement in interest income as a result of short-term rate increases. A portion of our variable-rate loans were not affected by changes in those indices due to interest rate floors, longer reset frequency, or indices tied to longer-term rates.
Taxable-equivalent interest income on available-for-sale (“AFS”) securities for the second quarter of 2017 increased by $38 million compared with the same prior year period, due to a $6.5 billion increase in average balances as well as an 18 bps increase in yield. In the near term, we anticipate that the level of investment securities as a percent of assets will remain relatively stable.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised 45.5% of average total deposits, which totaled $52 billion, for the second quarter of 2017, compared with 43.7% of average total

ZIONS BANCORPORATION AND SUBSIDIARIES

deposits, which totaled $50 billion, for the second quarter of 2016. Average interest-bearing deposits increased by 1.4% in the second quarter of 2017, compared with the same prior year period, and the average rate paid increased 3 bps. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers, particularly noninterest-bearing deposits, that provide us with a low cost of funds and have a positive impact on our NIM. A significant decrease in the amount of noninterest-bearing deposits would likely have a negative impact on our NIM.
The average balance of long-term debt was $407 million lower for the second quarter of 2017 compared with the same prior year period, as a result of early calls and maturities. The average interest rate paid on long-term debt increased by 72 bps between the same periods because remaining debt was at a higher average rate than the debt that matured and was called. Average short-term borrowings increased $3.8 billion. Further changes in short-term borrowing will be driven by balancing changes in deposits and loans as we do not foresee significant shifts in investment security balances. Despite this significant increase of $3.3 billion in average total borrowed funds, average total interest expense increased only $8 million between the two periods.
Refer to the “Liquidity Risk Management” section beginning on page 34 for more information on how we manage liquidity risk.
See also “Interest Rate and Market Risk Management” on page 30 for further discussion of how we manage the portfolios of interest-earning assets, interest-bearing liabilities, and the associated risk.
Interest rate spreads
The spread on average interest-bearing funds was 3.36% and 3.25% for the second quarters of 2017 and 2016, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM.
Since the second quarter of 2016 the average yield on consumer loans has declined 5 bps. Excluding the effect of the interest recoveries on the four loans during the second quarter, the loan yield is expected to increase as a result of recent changes in benchmark interest rates. We expect some modest resistance due to both a change in the mix of the portfolio (increasing concentration in lower-yielding residential mortgages and decreasing concentration in commercial real estate), as well as older, higher-yielding loans maturing or paying down and being replaced with new, lower-yielding loans. Generally, maturing loans were originated during a period of time where loan pricing was somewhat less competitive than the current environment.
Our estimates of the Company’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, which are a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience due to the prolonged period of very low interest rates. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 30.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,572	$5	1.20%	$4,045	$6	0.55%
Securities:
Held-to-maturity	788	8	3.97	669	7	4.46
Available-for-sale	15,386	81	2.11	8,853	43	1.93
Trading account	79	1	3.43	78	1	3.88
Total securities [2]	16,253	90	2.20	9,600	51	2.13
Loans held for sale	100	1	3.23	126	1	3.52
Loans and leases [3]
Commercial	21,885	242	4.44	21,934	229	4.20
Commercial real estate	11,236	133	4.74	11,169	119	4.31
Consumer	10,122	97	3.83	9,005	87	3.88
Total loans and leases	43,243	472	4.38	42,108	435	4.16
Total interest-earning assets	61,168	568	3.72	55,879	493	3.55
Cash and due from banks	795			521
Allowance for loan losses	(546)			(606)
Goodwill	1,014			1,014
Core deposit and other intangibles	6			14
Other assets	2,974			2,724
Total assets	$65,411			$59,546
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,467	$9	0.14%	$25,780	$9	0.14%
Time	3,048	5	0.66	2,192	3	0.46
Foreign	—	—		139	—	0.28
Total interest-bearing deposits	28,515	14	0.20	28,111	12	0.17
Borrowed funds:
Federal funds and other short-term borrowings	4,302	10	0.94	547	—	0.24
Long-term debt	383	6	5.77	790	10	5.05
Total borrowed funds	4,685	16	1.34	1,337	10	3.08
Total interest-bearing liabilities	33,200	30	0.36	29,448	22	0.30
Noninterest-bearing deposits	23,819			21,839
Other liabilities	565			597
Total liabilities	57,584			51,884
Shareholders’ equity:
Preferred equity	684			779
Common equity	7,143			6,883
Total shareholders’ equity	7,827			7,662
Total liabilities and shareholders’ equity	$65,411			$59,546
Spread on average interest-bearing funds			3.36%			3.25%
Taxable-equivalent net interest income and net yield on interest-earning assets		$537	3.52%		$471	3.39%

[1]	Taxable-equivalent rates used where applicable.

[2]	Quarter-to-date interest on total securities includes $35 million and $25 million of premium amortization, as of June 30, 2017 and June 30, 2016, respectively.

[3]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,777	$9	1.05%	$4,584	$13	0.55%
Securities:
Held-to-maturity	817	16	3.93	616	14	4.65
Available-for-sale	14,709	155	2.12	8,480	85	2.02
Trading account	70	1	3.57	66	1	3.75
Total securities [2]	15,596	172	2.22	9,162	100	2.21
Loans held for sale	116	2	3.23	133	2	3.75
Loans and leases [3]
Commercial	21,747	467	4.33	21,779	455	4.20
Commercial real estate	11,238	251	4.50	10,863	231	4.27
Consumer	9,921	189	3.83	8,914	172	3.89
Total loans and leases	42,906	907	4.26	41,556	858	4.15
Total interest-earning assets	60,395	1,090	3.64	55,435	973	3.53
Cash and due from banks	884			624
Allowance for loan losses	(556)			(603)
Goodwill	1,014			1,014
Core deposit and other intangibles	7			14
Other assets	2,963			2,702
Total assets	$64,707			$59,186
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,680	$19	0.14%	$25,565	$19	0.15%
Time	2,953	9	0.63	2,140	5	0.45
Foreign	—	—	—	187	—	0.27
Total interest-bearing deposits	28,633	28	0.19	27,892	24	0.17
Borrowed funds:
Federal funds and other short-term borrowings	3,617	15	0.85	407	—	0.22
Long-term debt	451	13	5.85	800	20	5.03
Total borrowed funds	4,068	28	1.40	1,207	20	3.41
Total interest-bearing liabilities	32,701	56	0.34	29,099	44	0.31
Noninterest-bearing deposits	23,641			21,860
Other liabilities	598			588
Total liabilities	56,940			51,547
Shareholders’ equity:
Preferred equity	697			804
Common equity	7,070			6,835
Total shareholders’ equity	7,767			7,639
Total liabilities and shareholders’ equity	$64,707			$59,186
Spread on average interest-bearing funds			3.30%			3.22%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,034	3.45%		$929	3.37%

[1]	Taxable-equivalent rates used where applicable.

[2]	Year-to-date interest on total securities includes $66 million and $44 million of premium amortization, as of June 30, 2017 and June 30, 2016, respectively.

[3]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provision for Credit Losses
The provision for credit losses is the combination of both the provision for loan losses and the provision for unfunded lending commitments. The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the allowance for loan and lease losses (“ALLL”) at an adequate level based on the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments (“RULC”) at an adequate level based on the inherent risks associated with such commitments. In determining adequate levels of the ALLL and RULC, we perform periodic evaluations of our various loan portfolios, the levels of actual charge-offs, credit trends, and external factors. See Note 6 of our 2016 Annual Report on Form 10-K and “Credit Risk Management” on page 20 for more information on how we determine the appropriate level for the ALLL and the RULC.
The provision for loan losses was $7 million in the second quarter of 2017, compared with $35 million in the same prior year period. Credit quality metrics have improved over the past twelve months, especially in the oil and gas-related portfolio. Across all loans, criticized, classified, and nonaccrual balances decreased by $288 million, $293 million, and $60 million, respectively, in spite of a $1.2 billion increase in outstanding loan balances over the same period. Net charge-offs were also $31 million lower in the current quarter than in the second quarter of 2016, however there were several large loan recoveries during the period. The provision for credit losses was also positively affected by these recoveries in the second quarter of 2017.
During the second quarter of 2017, we recorded a $3 million provision for unfunded lending commitments, compared with a $(4) million provision in the second quarter of 2016. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings, and changes in credit quality.
The allowance for credit losses (“ACL”), which is the combination of both the ALLL and the RULC, decreased $66 million when compared with the second quarter of 2016. Improvements in credit quality and decreased net charge-offs in the total loan portfolio were responsible for much of this decline. Further, declining oil and gas-related exposure and increasing residential real estate exposure improved the risk profile of the portfolio.
Noninterest Income

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
(Dollar amounts in millions)	2017	2016		2017	2016

Service charges and fees on deposit accounts	$43	$42	2.4%	$85	$83	2.4%
Other service charges, commissions and fees	56	52	7.7	105	101	4.0
Wealth management income	10	9	11.1	20	17	17.6
Loan sales and servicing income	6	10	(40.0)	13	18	(27.8)
Capital markets and foreign exchange	6	5	20.0	13	11	18.2
Customer-related fees	121	118	2.5	236	230	2.6
Dividends and other investment income	10	6	66.7	22	11	100.0
Securities gains, net	2	3	(33.3)	7	2	250.0
Other	(1)	(1)	—	(1)	(1)	—
Total noninterest income	$132	$126	4.8	$264	$242	9.1
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For the second quarter of 2017, noninterest income increased $6 million, or 4.8% compared with the second quarter of 2016. Through June 30, 2017, year-to-date noninterest income increased $22 million, or 9.1%, compared with the first six months of 2016. Income increased from the second quarter of 2016 due to higher credit card interchange volume, improvements in loan fee income and valuation adjustments on private equity investments (“PEIs”). The increase compared with the first six months of 2016 was driven by similar factors.

ZIONS BANCORPORATION AND SUBSIDIARIES

The largest single driver for the increase, compared with the second quarter of 2016, was a series of valuation adjustments on investments, including a loss taken in 2016 that did not repeat to the same extent in the most recent quarter. Compared with the first six months of 2016, the increase is primarily driven by valuation gains from an individual equity security, which is present in multiple company-owned Small Business Investment Company (“SBIC”) investments. This investee went public in 2016 and has experienced some volatility in stock price since its IPO. We are unwinding our position in the stock, which is reducing some of the observed variance; however, we are subject to certain limitations on the amount we can sell each quarter. Gains or losses on equity securities may increase or decrease due to market factors or the performance of individual securities.
We believe a subtotal of customer-related fees provides a better view of income over which we have more direct control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses. Customer-related fees increased $3 million from the second quarter of 2016, with small increases in most areas, offset by a $4 million decrease in income related to loan sales and servicing. This decrease occurred primarily because we ceased selling loans with servicing released to Freddie Mac in the second quarter of 2017, which had a $2 million impact from lost premiums. Customer-related fees increased $6 million compared with the first six months of 2016. We continue to see steady improvement in credit card interchange fees and are growing our wealth management and trust businesses. Gains were partially offset by small declines in loan servicing income and valuation adjustments on servicing assets, as well as the same factors noted previously. We expect customer-related fee income to increase moderately from the level reported in the second quarter of 2017.
Noninterest Expense

	Three Months Ended June 30,		Percent change	Six Months Ended June 30,		Percent change
(Dollar amounts in millions)	2017	2016		2017	2016

Salaries and employee benefits	$242	$241	0.4%	$503	$500	0.6%
Occupancy, net	32	30	6.7	66	59	11.9
Furniture, equipment and software, net	32	31	3.2	64	62	3.2
Other real estate expense, net	—	(1)	NM	—	(2)	NM
Credit-related expense	8	6	33.3	16	12	33.3
Provision for unfunded lending commitments	3	(4)	NM	(2)	(10)	(80.0)
Professional and legal services	13	12	8.3	27	24	12.5
Advertising	6	5	20.0	11	11	—
FDIC premiums	13	10	30.0	25	17	47.1
Amortization of core deposit and other intangibles	2	2	—	4	4	—
Other	54	50	8.0	105	100	5.0
Total noninterest expense	$405	$382	6.0	$819	$777	5.4
Adjusted noninterest expense [1]	$399	$385	3.6	$811	$780	4.0
1 For information on non-GAAP financial measures see “GAAP to Non-GAAP Reconciliations” on page 5
Noninterest expense increased by $23 million over the second quarter of 2016 and $42 million compared with the first six months of 2016. Expenses increased in most areas, but were most impacted by higher FDIC premiums and occupancy costs, as well as small increases to the provision for unfunded lending commitments.
Occupancy expense increased $2 million from the second quarter of 2016, and increased $7 million compared with the first six months of 2016. In the first quarter of 2017, we placed a newly constructed office building into operation in Houston and have incurred additional depreciation and other transition expenses as a result. The Company has several signed leases with tenants, and as those tenants move in, we expect additional rental income to mostly offset the increase we have observed thus far in 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

As previously discussed, we implemented the first release of the TCS BαNCS core servicing system during the second quarter. As a result, amortization of the costs capitalized during development are expected to be approximately $2 million per quarter and will be recognized in furniture, equipment and software expense.
We provided $7 million more for unfunded lending commitments compared with the second quarter of 2016, and $8 million more compared with the first six months of 2016, mainly due to oil and gas-related commitments. Refer to the Provisions for Credit Losses section above for more details.
FDIC premium expense increased $3 million or 30.0% from the second quarter of 2016, and $8 million, or 47.1%, compared with the first six months of 2016. Expense increased in both cases due to a higher deposit base and the FDIC surcharge. The FDIC approved a change in deposit insurance assessments that implemented a Dodd-Frank Act provision requiring banks with over $10 billion in assets to recapitalize the FDIC insurance fund to 1.35% over an eight-quarter period, after it reached a 1.15% reserve ratio. The 1.15% threshold was reached at the end of the second quarter of 2016 and the increased premium has been effective since then.
Other noninterest expense increased $4 million over the second quarter of 2016 and $5 million, compared with the first six months of 2016. The change was driven by a variety of smaller items, but was primarily impacted by an increase in legal reserves and larger expenses attributable to the sharing of revenue with the FDIC from previously mentioned interest income recoveries on loans purchased from the FDIC.
Our goal is to limit adjusted noninterest expense growth to 2-3% in 2017 as we continue to invest in people and technology. For the first six months of 2017, adjusted noninterest expense was $811 million, which includes expenses that are seasonally higher in the first half of the year and, when annualized, is consistent with this goal. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items, which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of the efficiency ratio).
Income Taxes
Income tax expense for the second quarter of 2017 was $80 million, compared with $60 million for the same prior year period. The effective tax rates were 32.3% and 34.5% for the second quarters of 2017 and 2016, respectively. Income tax expense was $124 million for the first six months of 2017 and $102 million for the first six months of 2016. The effective tax rates for these year-to-date periods were 28.7% and 33.3%, respectively. Tax rates generally benefited from the nontaxability of certain income items. 2017 rates were further impacted by the following factors:

•	We reevaluated our state tax positions in the first quarter of 2017, which resulted in a one-time $14 million tax benefit.

•	We reduced expense by $4 million in the second quarter of 2017 due to changes in the carrying value of various state deferred tax items.

•
We recorded a $4 million benefit in the first quarter of 2017, and a $3 million benefit in the second quarter of 2017, from the implementation of new accounting guidance related to stock-based compensation.

We had a net deferred tax asset (“DTA”) balance of $198 million at June 30, 2017, compared with $250 million at December 31, 2016. The decrease in the DTA resulted primarily from net charge-offs exceeding the provision for loan losses, the payout of accrued compensation, and the reduction of unrealized losses in other comprehensive income (“OCI”) related to securities. A decrease in deferred tax liabilities during 2017, which related to premises and equipment and the deferred gain on a prior period debt exchange, offset some of the overall decrease in DTA.
Preferred Dividends
Our preferred dividends decreased $1 million when compared with the second quarter of 2016 and $2 million, compared with the first six months of 2016. In the second quarters of 2017 and 2016, the Company redeemed preferred stock of $144 million and $118 million, respectively. The total one-time reduction to net earnings applicable to common shareholders associated with preferred stock redemptions was $2 million for the 2017

ZIONS BANCORPORATION AND SUBSIDIARIES

redemption and $10 million for the 2016 redemption, primarily due to the accelerated recognition of preferred stock issuance costs.
As a result of these transactions, preferred dividends are expected to be $8 million, and $10 million in the third and fourth quarters of 2017, respectively, compared with $10 million and $12 million in the third and fourth quarters of 2016, respectively.
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
For information regarding the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields see the average balance sheet on page 11.
Average interest-earning assets were $60.4 billion for the first six months of 2017, compared with $55.4 billion for the first six months of 2016. Average interest-earning assets as a percentage of total average assets for the first six months of 2017 and 2016 were 93.3% and 93.7%, respectively.
Average loans were $42.9 billion and $41.6 billion for the first six months of 2017 and 2016, respectively. Average loans as a percentage of total average assets for the first six months of 2017 were 66.3%, compared with 70.2% in the corresponding prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 61.2% to $1.8 billion for the first six months of 2017, compared with $4.6 billion for the first six months of 2016. Average securities increased by 70.2% for the first six months of 2017, compared with the first six months of 2016.
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenues for the Company. Refer to the “Liquidity Risk Management” section on page 34 for additional information on management of liquidity and funding and compliance with Basel III and Liquidity Coverage Ratio (“LCR”) requirements. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 20 of our 2016 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	June 30, 2017			December 31, 2016
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$776	$775	$774	$868	$868	$850
	776	775	774	868	868	850
Available-for-sale
U.S. Treasury securities	25	25	25	—	—	—
U.S. Government agencies and corporations:
Agency securities	1,829	1,828	1,827	1,847	1,846	1,839
Agency guaranteed mortgage-backed securities	9,546	9,772	9,721	7,745	7,986	7,883
Small Business Administration loan-backed securities	2,125	2,361	2,371	2,066	2,298	2,288
Municipal securities	1,160	1,306	1,317	1,048	1,182	1,154
Other debt securities	25	25	25	25	25	24
	14,710	15,317	15,286	12,731	13,337	13,188
Money market mutual funds and other	55	55	55	184	184	184
	14,765	15,372	15,341	12,915	13,521	13,372
Total	$15,541	$16,147	$16,115	$13,783	$14,389	$14,222
The amortized cost of investment securities at June 30, 2017 increased by 12.2% from the balances at December 31, 2016, primarily due to purchases of agency guaranteed mortgage-backed securities. There were additional increases in municipal securities and Small Business Administration (“SBA”) loan-backed securities.
The investment securities portfolio includes $606 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. The purchase premiums and discounts for both held-to-maturity (“HTM”) and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest income in the period the principal is reduced. For both the three and six months ended June 30, 2017, premium amortization reduced the yield on securities by 91 bps, respectively, compared with a 114 bps and 105 bps impact for the same periods in 2016. The lower level of premium amortization was attributable to slower prepayment speeds. In addition, yields of floating-rate securities, primarily SBA loan-backed securities, benefited from increases in reference indices.
As of June 30, 2017, under the GAAP fair value accounting hierarchy, 0.5% of the $15.3 billion fair value of the AFS securities portfolio was valued at Level 1, 99.5% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2016, 1.4% of the $13.4 billion fair value of AFS securities portfolio was valued at Level 1, 98.6% was valued at Level 2, and there were no Level 3 AFS securities. See Note 20 of our 2016 Annual Report on Form 10-K for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	June 30, 2017	December 31, 2016

Loans and leases	$871	$778
Held-to-maturity – municipal securities	775	868
Available-for-sale – municipal securities	1,317	1,154
Trading account – municipal securities	56	112
Unfunded lending commitments	165	182
Total direct exposure to municipalities	$3,184	$3,094
At June 30, 2017, one municipal loan with a balance of $1 million was on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and 83.3% of the outstanding credits were originated by CB&T, Zions Bank, and Vectra. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
Growth in municipal exposures came primarily from increases in the municipal AFS securities portfolio consistent with the Company’s initiative to increase securities. AFS securities generally consist of securities with investment-grade ratings from one or more major credit rating agencies.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at June 30, 2017 and December 31, 2016.
Loan Portfolio
For the first six months of 2017 and 2016, average loans accounted for 66.3% and 70.2%, respectively, of total average assets. As presented in the following schedule, the largest category was commercial and industrial loans and constituted 31.7% of our loan portfolio at June 30, 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

LOAN PORTFOLIO

	June 30, 2017		December 31, 2016
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,850	31.7%	$13,452	31.5%
Leasing	387	0.9	423	1.0
Owner-occupied	7,095	16.2	6,962	16.3
Municipal	871	2.0	778	1.8
Total commercial	22,203	50.8	21,615	50.6
Commercial real estate:
Construction and land development	2,186	5.0	2,019	4.7
Term	9,012	20.6	9,322	21.9
Total commercial real estate	11,198	25.6	11,341	26.6
Consumer:
Home equity credit line	2,697	6.2	2,645	6.2
1-4 family residential	6,359	14.6	5,891	13.8
Construction and other consumer real estate	560	1.3	486	1.2
Bankcard and other revolving plans	478	1.1	481	1.1
Other	188	0.4	190	0.5
Total consumer	10,282	23.6	9,693	22.8
Total net loans	$43,683	100.0%	$42,649	100.0%
Loan portfolio growth during the first six months of 2017 was widespread across loan products and geographies with particular strength in consumer 1-4 family residential and commercial and industrial loans. The impact of these increases was partially offset by a decrease in our commercial real estate (“CRE”) term portfolio.
Commercial owner-occupied loans also increased during the first six months of 2017; however, we experienced continued runoff and attrition of the National Real Estate portfolio. The National Real Estate business is a wholesale business that depends on loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
Other Noninterest-Bearing Investments
During the first six months of 2017, the Company increased its short-term borrowings with the Federal Home Loan Bank (“FHLB”) by $2.9 billion. This increase required a further investment in FHLB activity stock, which consequently increased by $116 million during the year. Aside from this increase, other noninterest-bearing investments remained relatively stable as set forth in the following schedule.
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	June 30, 2017	December 31, 2016

Bank-owned life insurance	$502	$497
Federal Home Loan Bank stock	146	30
Federal Reserve stock	184	181
Farmer Mac stock	40	34
SBIC investments	125	124
Non-SBIC investment funds	12	15
Other	3	3
	$1,012	$884

ZIONS BANCORPORATION AND SUBSIDIARIES

Premises, Equipment and Software
Premises, equipment and software, net increased $49 million, or 4.8%, during the first six months of 2017 primarily due to capitalized costs associated with the development of a new corporate facility for Amegy Bank in Texas, a large software purchase, and the capitalization of eligible costs related to the development of new lending, deposit and reporting systems.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first six months of 2017 increased by 5.1%, compared with the first six months of 2016, with average interest-bearing deposits increasing by 2.7% and average noninterest-bearing deposits increasing by 8.1%. The increases in interest and noninterest-bearing deposits were driven by increases in both personal and business customer balances. The ending interest-bearing deposits balance at June 30, 2017 decreased by 3.0% to $28.2 billion from $29.1 billion at March 31, 2017. The decrease in ending balance is mainly due to the natural daily volatility of deposits, and the Company does not see any trend indicating a systemic problem with rates. The average interest rate paid for interest-bearing deposits was 2 bps higher during the first six months of 2017, compared with the first six months of 2016.
Deposits at June 30, 2017, excluding time deposits $100,000 and over and brokered deposits, decreased slightly to $50.6 billion from $51.4 billion at December 31, 2016. The decrease was mainly due to a decrease in interest-bearing domestic savings and money market deposits offset by an increase in noninterest-bearing deposits.
Demand and savings and money market deposits were 94.2% and 94.8% of total deposits at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, total deposits included $1.4 billion and $0.9 billion, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 34 for additional information on funding and borrowed funds.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Centralized oversight of credit risk is provided through credit policies, credit risk management, and credit examination functions. Our credit polices place emphasis on strong underwriting standards and early detection of potential problem credits in order to develop and implement action plans on a timely basis to mitigate any potential losses. These formal credit policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions at the local banking affiliate level.
Our credit risk management function is separate from the lending function and strengthens control over, and the independent evaluation of, credit activities. In addition, we have a well-defined set of standards for regularly evaluating our loan portfolio, and we utilize a comprehensive loan risk-grading system to determine the risk potential in the portfolio. Furthermore, the internal credit examination department, which is independent of the credit risk management function, periodically conducts examinations of the Company’s lending departments and credit activities. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan risk-grading administration, and compliance with credit policies. New, expanded, or modified products and services, as well as new lines of business, are approved by the New Initiative Review Committee.
Our credit risk management strategy includes diversification of our loan portfolio. We attempt to avoid the risk of an undue concentration of credits in a particular collateral type or with an individual customer or counterparty. Generally, our loan portfolio is well diversified; however, due to the nature of our geographical footprint, there are certain significant concentrations, primarily in CRE and oil and gas-related lending. We have adopted and adhere to concentration limits on leveraged lending, municipal lending, oil and gas-related lending, and various types of CRE lending, particularly construction and land development lending. All of these limits are continually monitored and revised as necessary. The recent growth in construction and land development loan commitments is within the established concentration limits. Our business activity is primarily with customers located within the geographical footprint of our banking affiliates.
As we continue to monitor our concentration risk, the composition of our loan portfolio has slightly changed. Oil and gas-related loans represented 4.7% of the total loan portfolio at June 30, 2017, compared with 5.1% at December 31, 2016. Total commercial and CRE loans were 50.8% and 25.6% of the total portfolio at June 30, 2017, compared with 50.6% and 26.6%, at December 31, 2016, respectively. Consumer loans have grown to represent 23.6% of the total loan portfolio at June 30, 2017, compared with 22.8% at December 31, 2016.
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of June 30, 2017, the principal balance of these loans was $541 million, and the guaranteed portion of these loans was $411 million. Most of these loans were guaranteed by the SBA.
The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	June 30, 2017	Percent guaranteed	December 31, 2016	Percent guaranteed

Commercial	$509	75%	$519	75%
Commercial real estate	15	76	18	75
Consumer	17	92	17	92
Total loans	$541	76	$554	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

COMMERCIAL LENDING BY INDUSTRY GROUP

	June 30, 2017		December 31, 2016
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,639	11.9%	$2,624	12.1%
Retail trade [1]	2,267	10.2	2,145	9.9
Manufacturing	2,148	9.7	2,161	10.0
Finance and insurance	1,673	7.5	1,462	6.8
Healthcare and social assistance	1,459	6.6	1,538	7.1
Wholesale trade	1,455	6.6	1,444	6.7
Transportation and warehousing	1,375	6.2	1,300	6.0
Mining, quarrying and oil and gas extraction	1,289	5.8	1,403	6.5
Construction	1,104	5.0	1,076	5.0
Other services (except Public Administration)	989	4.4	881	4.1
Accommodation and food services	979	4.4	925	4.3
Professional, scientific and technical services	874	3.9	875	4.0
Utilities [2]	828	3.7	783	3.6
Other [3]	3,124	14.1	2,998	13.9
Total	$22,203	100.0%	$21,615	100.0%

[1]
At June 30, 2017, 82% of retail trade consist of motor vehicle and parts dealers, gas stations, grocery stores, building material suppliers, and direct-to-consumer retailers. For additional detail on our CRE retail exposure, see the Commercial Real Estate Loans section on page 25.

[2]	Includes primarily utilities, power, and renewable energy.

[3]	No other industry group exceeds 3.5%.
Oil and Gas-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction, manufacturing, and transportation and warehousing, contain certain loans we categorize as oil and gas-related. At both June 30, 2017 and December 31, 2016, we had approximately $3.9 billion of total oil and gas-related credit exposure. The distribution of oil and gas-related loans by customer market segment is shown in the following schedule:

ZIONS BANCORPORATION AND SUBSIDIARIES

OIL AND GAS-RELATED EXPOSURE 1

				2Q17 - 4Q16		2Q17 - 2Q16
(Dollar amounts in millions)	June 30, 2017	December 31, 2016	June 30, 2016	$	%	$	%
Loans and leases
Upstream – exploration and production	$709	$733	$831	$(24)	(3)%	$(122)	(15)%
Midstream – marketing and transportation	622	598	658	24	4	(36)	(5)
Downstream – refining	103	137	131	(34)	(25)	(28)	(21)
Other non-services	37	38	45	(1)	(3)	(8)	(18)
Oilfield services	455	500	712	(45)	(9)	(257)	(36)
Oil and gas service manufacturing	136	152	193	(16)	(11)	(57)	(30)
Total loan and lease balances [2]	2,062	2,158	2,570	(96)	(4)	(508)	(20)
Unfunded lending commitments	1,855	1,722	1,823	133	8	32	2
Total oil and gas credit exposure	$3,917	$3,880	$4,393	$37	1	$(476)	(11)
Private equity investments	$4	$7	$6	$(3)	(43)	$(2)	(33)
Credit quality measures [2]
Criticized loan ratio	33.1%	37.8%	37.8%
Classified loan ratio	27.2%	31.6%	31.5%
Nonaccrual loan ratio	12.1%	13.6%	11.1%
Ratio of nonaccrual loans that are current	84.7%	86.1%	89.2%
Net charge-off ratio, annualized [3]	3.1%	2.8%	5.6%

[1]
Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as oil and gas-related, including a particular segment of oil and gas-related activity, e.g., upstream or downstream; typically, 50% of revenues coming from the oil and gas sector is used as a guide.

2 Total loan and lease balances and the credit quality measures do not include oil and gas loans held for sale at period end.

[3]	Calculated as the ratio of annualized net charge-offs to the beginning loan balances for each respective period.
During the second quarter of 2017, our overall balance of oil and gas-related loans decreased by $96 million, or 4.4%, from year-end 2016, and decreased by $508 million, or 19.8%, from the second quarter of 2016. Oil and gas-related loans represented 4.7% of the total loan portfolio at June 30, 2017, compared with 5.1% at December 31, 2016 and 6.0% at June 30, 2016. Unfunded oil and gas-related lending commitments increased by $133 million, or 7.7% during the second quarter of 2017, from year-end 2016, and increased by $32 million, or 1.8%, from the second quarter of 2016. The increase in unfunded oil and gas-related lending commitments was primarily in the other non-services portfolio.
Classified oil and gas-related credits decreased to $561 million at June 30, 2017, from $681 million at December 31, 2016. Oil and gas-related loan net charge-offs were $16 million in the second quarter of 2017, predominantly in the upstream portfolio, compared with $14 million in the first quarter of 2017 and $37 million in the second quarter of 2016.
Nonaccruing oil and gas-related loans decreased by $45 million from the fourth quarter of 2016, primarily in the oil and gas services portfolio. Approximately 85% of oil and gas-related nonaccruing loans were current as to principal and interest payments at June 30, 2017, which slightly declined from 86% at December 31, 2016.
Risk Management of the Oil and Gas-Related Portfolio
The oil and gas-related portfolio is comprised of three primary segments: upstream, midstream, and oil and gas services. Upstream exploration and production loan borrowers have relatively balanced production between oil and gas. Midstream loans are made to companies that gather, transport, treat and blend oil and natural gas, or that provide services to similar companies. Oil and gas services loans, which include oilfield services and oil and gas service manufacturing, include borrowers that have a concentration of revenues in the oil and gas industry. However, many of these borrowers provide a broad range of products and services to the oil and gas industry and

ZIONS BANCORPORATION AND SUBSIDIARIES

are diversified geographically. For a more comprehensive discussion of these segments, refer to our 2016 Annual Report on Form 10-K.
We apply concentration limits and disciplined underwriting to the entire oil and gas-related loan portfolio to limit our risk exposure. As an indicator of the diversity in the size of our oil and gas-related portfolio, the average amount of our commitments is approximately $6 million, with approximately 66% of the commitments less than $30 million. Additionally, there are instances where we have commitments to companies with a common sponsor, which, if combined, would result in higher commitment levels than $30 million. The portfolio contains only senior loans – no junior or second lien positions; additionally, we cautiously approach making first-lien loans to borrowers that employ excessive leverage through the use of junior lien loans or unsecured layers of debt. Approximately 87% of the total oil and gas-related portfolio is secured by reserves, equipment, real estate, and other collateral, or a combination of collateral types.
We participate as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which generally consist of larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is approximately 72% of the upstream portfolio, 75% of the midstream portfolio, and 43% of the oil and gas services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, we provide ancillary banking services to these borrowers, further evidencing this direct relationship. The results of the recent SNC exam are reflected in our financial statements.
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
When establishing the level of the ACL, we consider multiple factors, including reduced drilling activity and additional capital raises by borrowers and their sponsors. Consistent with the fourth quarter of 2016, the ACL related to the oil and gas portfolio continued to exceed 8% for the second quarter of 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	6/30/2017	$1,094	$2,978	$406	$608	$1,680	$1,346	$346	$554	$9,012	80.5%
% of loan type		12.4%	33.0%	4.5%	6.7%	18.6%	14.9%	3.8%	6.1%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2017	0.1%	0.1%	—%	0.1%	0.2%	0.2%	—%	0.1%	0.1%
	12/31/2016	0.1%	—%	—%	0.7%	—%	0.1%	0.2%	0.1%	0.1%
≥ 90 days	6/30/2017	0.2%	0.1%	—%	—%	0.1%	—%	0.2%	0.6%	0.1%
	12/31/2016	0.2%	0.4%	—%	—%	—%	0.1%	—%	1.0%	0.2%
Accruing loans past due 90 days or more	6/30/2017	$—	$1	$—	$—	$1	$—	$—	$—	$2
	12/31/2016	—	10	—	—	—	2	—	—	12
Nonaccrual loans	6/30/2017	$7	$10	$—	$3	$11	$1	$1	$4	$37
	12/31/2016	8	11	—	2	1	—	7	—	29
Residential construction and land development
Balance outstanding	6/30/2017	$23	$321	$37	$6	$259	$29	$6	$2	$683	6.1%
% of loan type		3.4%	47.0%	5.4%	0.9%	37.9%	4.2%	0.9%	0.3%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2017	1.1%	—%	—%	—%	0.5%	—%	—%	—%	0.2%
	12/31/2016	1.8%	—%	—%	—%	0.3%	—%	—%	—%	0.2%
≥ 90 days	6/30/2017	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2016	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	6/30/2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2016	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2016	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	6/30/2017	$140	$284	$113	$96	$504	$232	$52	$82	$1,503	13.4%
% of loan type		9.3%	18.9%	7.5%	6.4%	33.6%	15.4%	3.4%	5.5%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2017	—%	—%	—%	—%	—%	1.9%	—%	—%	0.3%
	12/31/2016	—%	—%	—%	0.9%	—%	2.5%	—%	—%	0.5%
≥ 90 days	6/30/2017	—%	—%	—%	—%	—%	2.2%	—%	—%	0.3%
	12/31/2016	—%	—%	—%	—%	0.4%	—%	—%	—%	0.2%
Accruing loans past due 90 days or more	6/30/2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2016	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2017	$—	$—	$—	$—	$—	$6	$—	$—	$6
	12/31/2016	—	—	—	—	2	5	—	—	7
Total construction and land development	6/30/2017	$163	$605	$150	$102	$763	$261	$58	$84	$2,186
Total commercial real estate	6/30/2017	$1,257	$3,583	$556	$710	$2,443	$1,607	$404	$638	$11,198	100.0%

[1]	No other geography exceeds $94 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.
Approximately 22% of the CRE term loans consist of mini-perm loans as of June 30, 2017. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to

ZIONS BANCORPORATION AND SUBSIDIARIES

seven years. The remaining 78% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $131 million, or 9%, of the commercial construction and land development portfolio at June 30, 2017 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects.
Of the total CRE loan portfolio, we categorize $1.9 billion as retail property. At June 30, 2017, approximately $374 million, or 20%, of the retail CRE loans are secured by regional shopping centers.
Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements (required equity infusions upon a decline in value or cash flow of the collateral) are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multifamily and hospitality construction projects), we require substantial pre-leasing/leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.
Within the residential construction and development sector, many of the requirements previously mentioned, such as creditworthiness and experience of the developer, up-front injection of the developer’s equity, principal curtailment requirements, and the viability of the project are also important in underwriting a residential development loan. Significant consideration is given to the forecasted market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursements are made.
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
The existence of a guarantee that improves the likelihood of repayment is taken into consideration when analyzing CRE loans for impairment. If the support of the guarantor is quantifiable and documented, it is included in the potential cash flows and liquidity available for debt repayment, and our impairment methodology takes this repayment source into consideration.
When we modify or extend a loan, we also give consideration to whether the borrower is in financial difficulty, and whether we have granted a concession. In determining if an interest rate concession has been granted, we consider whether the interest rate on the modified loan is equivalent to current market rates for new debt with similar risk characteristics. If the rate in the modification is less than current market rates, it may indicate that a concession was granted and impairment exists. However, if additional collateral is obtained, or if a guarantor exists who has

ZIONS BANCORPORATION AND SUBSIDIARIES

capacity and willingness to support the loan on an extended basis, we also consider the nature and amount of the additional collateral and guarantees in the ultimate determination of whether a concession has been granted.
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
A qualitative assessment is performed on a case-by-case basis to evaluate the guarantor’s experience, performance track record, reputation, and willingness to work with us. We also utilize market information sources, rating, and scoring services in our assessment. This qualitative analysis coupled with a documented quantitative ability to support the loan may result in a higher-quality internal loan grade, which may reduce the level of allowance we estimate. Previous documentation of the guarantor’s financial ability to support the loan is discounted if there is any indication of a lack of willingness by the guarantor to support the loan.
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
A decrease in oil and gas prices could potentially produce an adverse impact on our CRE loan portfolio within Texas. However, based upon generally strong equity and cash flow coverage levels, and sponsor support for the various properties, we do not expect a material amount of losses within this portfolio for the remainder of 2017. Our largest CRE credit exposures in Texas are to the multi-family, office, and retail sectors. As of June 30, 2017, the CRE loan portfolio mix in Texas is 68% commercial term, 19% commercial construction, 11% residential construction, and 2% land development.
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
We are engaged in Home Equity Credit Line (“HECL”) lending. At June 30, 2017, our HECL portfolio totaled $2.7 billion, compared with $2.6 billion at December 31, 2016. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	June 30, 2017	December 31, 2016

Secured by first deeds of trust	$1,375	$1,383
Secured by second (or junior) liens	1,322	1,262
Total	$2,697	$2,645
At June 30, 2017, loans representing approximately 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our

ZIONS BANCORPORATION AND SUBSIDIARIES

loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 91% of our HECL portfolio is still in the draw period, and approximately 24% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The ratio of net charge-offs to average balances for the first six months of 2017 and 2016 for the HECL portfolio was (0.02)% and (0.01)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned decreased to 1.12% at June 30, 2017, compared with 1.34% at December 31, 2016.
Total nonaccrual loans at June 30, 2017 decreased $83 million from December 31, 2016, primarily in the commercial and industrial loan portfolio. However, nonaccrual loans slightly increased in the commercial owner-occupied and commercial real estate term loan portfolios. The largest total decrease in nonaccrual loans occurred at Amegy.
The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” following for more information. Company policy does not allow for the conversion of nonaccrual construction and land development loans to CRE term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.
The following schedule sets forth our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	June 30, 2017	December 31, 2016

Nonaccrual loans [1]	$486	$569
Other real estate owned	4	4
Total nonperforming assets	$490	$573
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	1.12%	1.34%
Accruing loans past due 90 days or more	$19	$36
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.04%	0.08%
Nonaccrual loans and accruing loans past due 90 days or more	$505	$605
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	1.15%	1.41%
Accruing loans past due 30-89 days	$98	$126
Nonaccrual loans current as to principal and interest payments	68.7%	74.1%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs increased $53 million, or 21.1%, during the first six months of 2017. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing

ZIONS BANCORPORATION AND SUBSIDIARIES

economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	June 30, 2017	December 31, 2016

Restructured loans – accruing	$167	$151
Restructured loans – nonaccruing	137	100
Total	$304	$251
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016

Balance at beginning of period	$298	$328	$251	$297
New identified TDRs and principal increases	70	39	156	102
Payments and payoffs	(49)	(41)	(72)	(72)
Charge-offs	(10)	(3)	(13)	(5)
No longer reported as TDRs	(3)	(7)	(4)	(7)
Sales and other	(2)	(1)	(14)	—
Balance at end of period	$304	$315	$304	$315
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	Six Months Ended June 30, 2017	Twelve Months Ended December 31, 2016	Six Months Ended June 30, 2016

Loans and leases outstanding (net of unearned income)	$43,683	$42,649	$42,501
Average loans and leases outstanding (net of unearned income)	$42,906	$42,062	$41,555
Allowance for loan losses:
Balance at beginning of period	$567	$606	$606
Provision charged to earnings	30	93	77
Charge-offs:
Commercial	(82)	(170)	(90)
Commercial real estate	(2)	(12)	(9)
Consumer	(7)	(16)	(7)
Total	(91)	(198)	(106)
Recoveries:
Commercial	23	43	21
Commercial real estate	11	14	5
Consumer	4	9	5
Total	38	66	31
Net loan and lease charge-offs	(53)	(132)	(75)
Balance at end of period	$544	$567	$608
Ratio of annualized net charge-offs to average loans and leases	0.25%	0.31%	0.36%
Ratio of allowance for loan losses to net loans and leases, at period end	1.25%	1.33%	1.43%
Ratio of allowance for loan losses to nonaccrual loans, at period end	115%	107%	114%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	110%	100%	108%
The total ALLL decreased during the first six months of 2017 by $23 million as a result of credit quality improvements in the total loan portfolio.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At June 30, 2017, the reserve decreased by $2 million compared with December 31, 2016, primarily as a result of credit quality improvements in the oil and gas-related portfolio, and increased by $3 million from March 31, 2017.
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
Over the course of the last year, we have actively reduced the level of asset sensitivity through the purchase of short-to-medium duration agency pass-through securities and funding these purchases by reducing money market investments and increasing short-term borrowings. This repositioning of the investment portfolio has increased current net interest income while dampening the impact of higher rates on net interest income growth. We continue to anticipate higher net interest income in a rising rate environment as our assets reprice more quickly than liabilities.
As most of our liabilities are comprised of indeterminate maturity and managed rate deposits, behavioral assumptions for these deposits have a significant impact on our projected interest rate risk. We have historically reported two sets of deposit assumptions, fast and slow, to reflect the uncertainty of deposit behavior and its impact on interest rate risk. We have recently updated our deposit models and will disclose interest rate risk for only a single set of deposit behavioral assumptions. The newly implemented deposit assumptions differ from prior methods primarily in the way we treat commercial checking deposits and in the manner by which we determine the portion of deposits that are core deposits. For commercial checking deposits, we have separated the balances into a core amount that is operational or that compensates for billed services, and a complementary excess balance. The excess balance is modeled with a high attrition rate, whereas the core balance runs off more slowly. For other deposit types, the core balance is determined by the average balance over a longer-term horizon, typically 24 to 48 months, and excess balances are modeled with a high attrition rate.
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
Net interest income simulation is an estimate of the total net interest income that would be recognized under different rate environments. Net interest income is measured assuming several parallel and nonparallel interest rate shifts across the yield curve, taking into account deposit repricing assumptions and estimates of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower rate environment). Our policy contains a trigger for a 10% decline in rate sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps.
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
Estimating the impact on net interest income and EVE requires that we assess a number of variables and make various assumptions in managing our exposure to changes in interest rates. The assessments address deposit withdrawals and deposit product migration (e.g., customers moving money from checking accounts to certificates of deposit), competitive pricing (e.g., existing loans and deposits are assumed to roll into new loans and deposits at similar spreads relative to benchmark interest rates), loan and security prepayments, and the effects of other similar embedded options. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, we also calculate the sensitivity of net interest income and EVE results to key assumptions. The modeled results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings and money market accounts, and also to prepayment assumptions used for loans with prepayment options. We use historical regression analysis as a guide to setting such assumptions; however, due to the current low interest rate environment, which has little historical precedent, estimated deposit behavior may not reflect actual future results. Additionally, competition for funding in the marketplace has and may again result in changes to deposit pricing on interest-bearing accounts that are greater or less than changes in benchmark interest rates such as LIBOR or the federal funds rate.
Under most rising interest rate environments, we would expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or CDs. The models are particularly sensitive to the assumption about the rate of such migration.
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
DEPOSIT ASSUMPTIONS

	June 30, 2017
	New Deposit Method
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.3%	3.3%
Money market	1.5%	1.3%
Savings and interest-on-checking	2.7%	2.4%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.

ZIONS BANCORPORATION AND SUBSIDIARIES

INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	June 30, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

New Methodology	(3.9)%	—%	3.1%	6.1%	8.9%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2016 measures as presented in the following schedule have been recalculated using the updated deposit methodology.

	December 31, 2016
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

New Methodology	(4.9)%	—%	3.6%	7.6%	11.5%

[1]	Assumes rates cannot go below zero in the negative rate shift.
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
CHANGES IN ECONOMIC VALUE OF EQUITY

	June 30, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

New Methodology	1.7%	—%	1.1%	1.8%	2.5%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2016 measures as presented in the following schedule have been recalculated using the updated deposit methodology. The changes in EVE measures are driven by the same factors as those in our income simulation.

	December 31, 2016
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

New Methodology	0.3%	—%	1.2%	2.9%	4.9%

[1]	Assumes rates cannot go below zero in the negative rate shift.
Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At June 30, 2017, $19.2 billion of the Company’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 65% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $1.4 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $0.4 billion of variable-rate loans being priced at floored rates at June 30, 2017, which were above the “index plus spread” rate by an average of 52 bps. At June 30, 2017, we also had $3.2 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $0.2 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 43 bps.
See Notes 3 and 7 of the Notes to Consolidated Financial Statements and Notes 7 and 20 of our 2016 Annual Report on Form 10-K for additional information regarding derivative instruments.

ZIONS BANCORPORATION AND SUBSIDIARIES

Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.
At June 30, 2017, we had a relatively small amount, $61 million, of trading assets and $118 million of securities sold, not yet purchased, compared with $115 million and $25 million, respectively, at December 31, 2016.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the second quarter of 2017, the after-tax change in AOCI attributable to AFS securities increased by $61 million, due largely to changes in the interest rate environment, compared with a $33 million improvement in the same prior year period.
Market Risk – Equity Investments
Through our equity investment activities, we own equity securities that are publicly traded. In addition, we own equity securities in companies and governmental entities, e.g., the Federal Reserve Bank and an FHLB, that are not publicly traded. The accounting for equity investments may use the cost, fair value, equity, or full consolidation methods of accounting, depending on our ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below our investment costs, we are exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored and evaluated by the Company’s Equity Investment Committee consisting of members of management.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was approximately $125 million and $124 million at June 30, 2017 and December 31, 2016, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment which can introduce additional market risk. As of June 30, 2017 we had direct SBIC investments of approximately $9 million of publicly-traded stocks.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $11 million at June 30, 2017 and $13 million at December 31, 2016.
These PEIs are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act prohibits banks and bank holding companies from holding PEIs, except for SBIC funds and certain other permitted exclusions, beyond a required deadline. The Federal Reserve Board (“FRB”) announced in December 2016 that it would allow banks to apply for an additional five-year extension beyond the July 21, 2017 deadline to comply with the Dodd-Frank Act requirement for these investments. The Company applied for and was granted an extension for its eligible PEIs. All positions in the remaining portfolio of PEIs are subject to the extended deadline or other applicable exclusions.
As of June 30, 2017, such prohibited PEIs amounted to $4 million, with an additional $4 million of unfunded commitments (see Note 5 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements.
Liquidity Risk Management
Overview
Liquidity risk is the possibility that our cash flows may not be adequate to fund our ongoing operations and meet our commitments in a timely and cost-effective manner. Since liquidity risk is closely linked to both credit risk and

ZIONS BANCORPORATION AND SUBSIDIARIES

market risk, many of the previously discussed risk control mechanisms also apply to the monitoring and management of liquidity risk. We manage our liquidity to provide adequate funds for our customers’ credit needs, our capital plan actions and our anticipated financial and contractual obligations which include withdrawals by depositors, debt and capital service requirements, and lease obligations. The management of liquidity and funding is performed centrally for the Parent and jointly by the Parent and bank management for its subsidiary bank.
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
The Company has adopted policy limits that govern liquidity risk. The policy requires the Company to maintain a buffer of highly liquid assets sufficient to cover cash outflows in the event of a severe liquidity crisis. The Company targets a buffer of highly liquid assets at the Parent to cover 18-24 months of cash outflows under a scenario with limited cash inflows, and maintains a minimum policy limit of not less than 12 months. Throughout the first six months of 2017 and as of June 30, 2017, the Company complied with this policy. More information regarding the Company’s liquidity risk management process is contained in “Liquidity Risk Management” under “Overview” in our 2016 Annual Report on Form 10-K.
Liquidity Regulation
In September 2014, U.S. banking regulators issued a final rule that implements a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under this rule, we are subject to a modified LCR standard, which requires a financial institution to hold an adequate amount of unencumbered High-Quality-Liquid Assets (“HQLA”) that can be converted into cash easily and immediately in private markets to meet its liquidity needs for a short-term liquidity stress scenario. This rule became applicable to us on January 1, 2016, and we continue to comply with this regulation.
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
Liquidity Management Actions
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries was $2.0 billion at June 30, 2017 compared with $2.7 million at March 31, 2017 and $2.5 billion at December 31, 2016. The $0.5 billion decrease during the first six months of 2017 resulted primarily from (1) an increase in investment securities, (2) net loan originations and purchases, (3) a net decrease in deposits, (4) repayment of long-term debt, (5) repurchase and redemption of our preferred stock, (6) repurchase of our common

ZIONS BANCORPORATION AND SUBSIDIARIES

stock, and (7) dividends on common and preferred stock. These decreases were partially offset by short-term FHLB borrowings and net cash provided by operating activities.
During the first six months of 2017, our HTM and AFS investment securities increased by $1.9 billion. This increase was primarily due to purchases of short-to-medium duration agency guaranteed mortgage-backed securities. We have been adding to our investment portfolio during the past couple of years to increase our HQLA position in light of the new LCR rules and more broadly, to manage balance sheet liquidity more effectively. However, during the second quarter of 2017, our HTM and AFS investment securities decreased by $305 million, and we expect the size of the investment portfolio as a percent of assets to be generally stable during the next several quarters.
During the first six months of 2017 we made cash payments totaling $153 million for our long-term debt which matured and did not incur any new long-term debt during the same time period. See Note 8 for additional detail about debt maturities. During the first six months of 2017, we also incurred $2.9 billion of short-term debt with the FHLB, and had $3.4 billion outstanding as of June 30, 2017.
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
Cash, interest-bearing deposits held as investments, and security resell agreements at the Parent decreased to $0.4 billion at June 30, 2017 compared with $0.5 billion at December 31, 2016. This $0.1 billion decrease for the first six months of 2017 resulted primarily from (1) repayment of long-term debt, (2) repurchase and redemption of our preferred stock, (3) repurchase of our common stock, and (4) dividends on our common and preferred stock. This decrease in cash was partially offset by common dividends and return of common equity received by the parent from its subsidiary bank and net cash provided by operating activities.
At June 30, 2017, maturities of our long-term senior and subordinated debt ranged from June 2023 to September 2028.
During the first six months of 2017, the Parent received common dividends and return of common equity totaling $247 million and dividends on preferred stock totaling $26 million. During the first six months of 2016, the Parent received common dividends and return of common equity totaling $50 million and did not receive dividends on its preferred stock. At June 30, 2017, ZB, N.A. had approximately $439 million available for the payment of dividends to the parent under current capital regulations. The dividends that ZB, N.A. can pay are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Parent and its subsidiary bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company and ZB, N.A. did not change during the first six months of 2017, except S&P and Kroll upgraded their outlooks for both the Parent and ZB, N.A. from Stable to Positive. The credit rating agencies all rate the Parent’s and ZB, N.A.’s senior debt at an investment-grade level. In addition, Kroll rates the Company’s subordinated debt at an investment-grade level, while S&P rates the Company’s subordinated debt as noninvestment-grade.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the Parent’s balance sheets as of June 30, 2017, December 31, 2016, and June 30, 2016.
PARENT ONLY CONDENSED BALANCE SHEETS

(In millions)	June 30, 2017	December 31, 2016	June 30, 2016
ASSETS
Cash and due from banks	$—	$2	$2
Interest-bearing deposits	351	529	562
Investment securities:
Available-for-sale, at fair value	37	40	42
Other noninterest-bearing investments	34	29	29
Investments in subsidiaries:
Commercial bank	7,688	7,570	7,572
Other subsidiaries	6	6	80
Other assets	73	81	162
	$8,189	$8,257	$8,449
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$58	$89	$125
Subordinated debt to affiliated trusts	—	—	165
Long-term debt:
Due to others	382	534	533
Total liabilities	440	623	823
Shareholders’ equity:
Preferred stock	566	710	709
Common stock	4,660	4,725	4,783
Retained earnings	2,572	2,321	2,110
Accumulated other comprehensive income (loss)	(49)	(122)	24
Total shareholders’ equity	7,749	7,634	7,626
	$8,189	$8,257	$8,449
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $15 million during the first six months of 2017 from $19 million during the first six months of 2016 due to the maturity and repayment of debt during 2017 and 2016. Additionally, the Parent paid approximately $55 million of total dividends on preferred stock and common stock for the first six months of 2017 and compared to $50 million for the first six months of 2016.
Subsidiary Bank Liquidity
ZB, N.A.’s primary source of funding is its core deposits, consisting of demand, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio was 83.4% at June 30, 2017 compared with 79.9% at March 31, 2017 and 80.1% at December 31, 2016, as loan growth outpaced deposit growth during the first six months of 2017.
Total deposits decreased by $858 million to $52.4 billion at June 30, 2017, compared with $53.2 billion at December 31, 2016. This decrease was a result of a $1.2 billion decrease in savings and money market deposits. The decrease was partially offset by a $284 million increase in time deposits and a $57 million increase in noninterest-earning deposits. Also, during the first six months of 2017, ZB, N.A. redeployed approximately $2.9 billion of cash to short-to-medium duration agency guaranteed mortgage-backed securities. ZB, N.A.’s long-term senior debt ratings were the same as the Parent, except Standard & Poor’s was BBB and Kroll’s was BBB+, compared to BBB- for Standard & Poor’s and BBB for Kroll for the Parent.
The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity, and from time to time, have been a significant source of funding. ZB, N.A. is a member of the FHLB of Des Moines. The FHLB allows member banks to borrow against their eligible loans and securities to satisfy liquidity and funding

ZIONS BANCORPORATION AND SUBSIDIARIES

requirements. The Bank is required to invest in FHLB and Federal Reserve stock to maintain their borrowing capacity.
At June 30, 2017, the amount available for additional FHLB and Federal Reserve borrowings was approximately $14.9 billion, compared with $17.1 billion at December 31, 2016. Loans with a carrying value of approximately $24.6 billion at June 30, 2017 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings compared with $24.0 billion at December 31, 2016. At June 30, 2017, we had $3.4 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $500 million of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2016. At June 30, 2017, our total investment in FHLB and Federal Reserve stock was $146 million and $184 million, respectively, compared with $30 million and $181 million at December 31, 2016.
Our investment activities can provide or use cash, depending on the asset-liability management posture taken. During the first six months of 2017, HTM and AFS investment securities’ activities resulted in a net increase in investment securities and a net $2.2 billion decrease in cash, compared with a net $2.0 billion decrease in cash for the first six months of 2016, reflecting our purchase of HQLA.
Maturing balances in ZB, N.A.’s loan portfolios also provide additional flexibility in managing cash flows. Lending and purchase activity for the first six months of 2017 resulted in a net cash outflow of $1.0 billion compared with a net cash outflow of $1.9 billion for the first six months of 2016.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
Capital Planning and Stress Testing
As a bank holding company (“BHC”) with assets greater than $50 billion, we are required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Act Stress Test (“DFAST”). In addition, we are required to participate in the Federal Reserve Board’s annual Comprehensive Capital Analysis and Review (“CCAR”), which is also recently referenced as the Horizontal Capital Review (“HCR”) for large and non-complex firms (generally, BHCs, with assets between $50 billion and $250 billion). In our capital plan, we are required to forecast, under a variety of economic scenarios, our estimated regulatory capital ratios, including our Common Equity Tier 1 ratio. Under the implementing regulations for CCAR, BHCs may generally raise and redeem capital, pay dividends, and repurchase stock and take similar capital-related actions only under a capital plan as to which the FRB has not objected. A detailed discussion of CCAR/DFAST requirements is contained on page 10 of the “Capital Plan and Stress Testing” section under Part 1, Item 1 in our 2016 Annual report on Form 10-K.
We submitted our stress test results and 2017 capital plan to the FRB on April 5, 2017. On June 28, 2017 the Board of Governors of the Federal Reserve System notified Zions Bancorporation that the Federal Reserve does not object to Zions Bancorporation’s Board-approved 2017 capital plan. Our capital plan for the period spanning July 1, 2017 through June 30, 2018 includes up to $465 million of common stock repurchases and approximately $140 million of common stock dividends as follows.

•	Increasing the quarterly common dividend to $0.24 per share by the second quarter of 2018 following the path of:

◦	$0.12 per share in the third quarter of 2017

◦	$0.16 per share in the fourth quarter of 2017

◦	$0.20 per share in the first quarter of 2018

◦	$0.24 per share in the second quarter of 2018
Capital actions are subject to final approval by Zions Bancorporation’s board of directors, and may be influenced by, among other things, actual earnings performance, business needs and prevailing economic conditions.
On June 22, 2017, we filed a Form 8-K presenting the results of the 2017 DFAST exercise. The results of Zions’ published stress tests demonstrate that the Company believes it has sufficient capital to withstand a severe hypothetical economic downturn. Detailed disclosure of the stress test results can be found on our website.
On June 29, 2016, we filed a Form 8-K announcing that the FRB did not object to our 2016 capital plan (which spans the timeframe of July 31, 2016 to June 30, 2017). The plan included (1) the increase of the quarterly common

ZIONS BANCORPORATION AND SUBSIDIARIES

dividend to $0.08 per share beginning in the third quarter of 2016, (2) up to $180 million in total repurchases of common equity and (3) up to $144 million in total repurchases of preferred equity.
As planned, our quarterly dividend on common stock increased to $0.08 per share during the third quarter of 2016. The quarterly dividend had been $0.06 per share since the second quarter of 2015. Since September 30, 2016, the Company has repurchased $180 million of our common stock at an average price of $35.66 per share.
Also in accordance with our 2016 capital plan, we redeemed all outstanding shares of our 7.9% Series F preferred stock on the redemption date of June 15, 2017. Note 8 contains additional information about the redemption.
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
We met all capital adequacy requirements under the Basel III Capital Rules based upon phase-in rules as of June 30, 2017, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
Capital Management Actions
Total shareholders’ equity increased by $0.1 billion to $7.7 billion at June 30, 2017 from $7.6 billion at December 31, 2016. The increase in total shareholders’ equity is primarily due to net income of $308 million and a $73 million increase in the fair value of our AFS securities due largely to changes in the interest rate environment. These increases are partially offset by $144 million paid to redeem our Series F preferred stock and repurchases of our common stock totaling $90 million.
During the latter part of 2016, the market price of our common stock increased above the exercise price of common stock warrants on our common stock. As of June 30, 2017, we have 5.8 million common stock warrants at an exercise price of $36.27 per share which expire on November 14, 2018 and 29.3 million common stock warrants at an exercise price of $35.70 per share which expire on May 22, 2020. The following schedule presents the diluted shares from common stock warrants at various Zions Bancorporation common stock market prices as of May 18, 2017, excluding the effect of the future changes in exercise cost and warrant share multiplier from the payment of common stock dividends.
IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation Common Stock Market Price	Diluted Shares (000s)

$35.00	0
40.00	4,454
45.00	7,941
50.00	10,730
55.00	13,013

ZIONS BANCORPORATION AND SUBSIDIARIES

We paid $32 million in dividends on common stock during the first six months of 2017 compared with $25 million during the first six months of 2016. During its July 2017 meeting, the Board of Directors declared a quarterly dividend of $0.12 per common share payable on August 24, 2017 to shareholders of record on August 17, 2017. We paid dividends on preferred stock of $23 million for the first six months of 2017 compared to $25 million during the first six months of 2016. See Note 8 for additional detail about capital management transactions during the first six months of 2017.
Capital Ratios
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The following schedule shows the Company’s capital and performance ratios as of June 30, 2017, December 31, 2016, and June 30, 2016.
CAPITAL RATIOS

	June 30, 2017	December 31, 2016	June 30, 2016

Tangible common equity ratio[1]	9.57%	9.49%	10.05%
Tangible equity ratio[1]	10.45%	10.63%	11.26%
Average equity to average assets (three months ended)	11.97%	12.48%	12.87%
Basel III risk-based capital ratios[2]:
Common equity tier 1 capital	12.29%	12.07%	11.98%
Tier 1 leverage	10.53%	11.09%	11.25%
Tier 1 risk-based	13.41%	13.49%	13.42%
Total risk-based	15.10%	15.24%	15.50%
Return on average common equity (three months ended)	8.65%	7.11%	5.32%
Tangible return on average tangible common equity (three months ended)[1]	10.2%	8.4%	6.3%

[1]	See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding these ratios.

[2]	Based on the applicable phase-in periods.
At June 30, 2017, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.8 billion and $7.6 billion, respectively, compared with $6.7 billion and $7.6 billion, respectively, at December 31, 2016. A more comprehensive discussion of our capital management is contained in our 2016 Annual Report on Form 10-K.

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from banks	$481	$737
Money market investments:
Interest-bearing deposits	1,167	1,411
Federal funds sold and security resell agreements	427	568
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $774 and $850)	775	868
Available-for-sale, at fair value	15,341	13,372
Trading account, at fair value	61	115
	16,177	14,355
Loans held for sale	53	172
Loans and leases, net of unearned income and fees	43,683	42,649
Less allowance for loan losses	544	567
Loans held for investment, net of allowance	43,139	42,082
Other noninterest-bearing investments	1,012	884
Premises, equipment and software, net	1,069	1,020
Goodwill	1,014	1,014
Core deposit and other intangibles	5	8
Other real estate owned	4	4
Other assets	898	984
	$65,446	$63,239
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$24,172	$24,115
Interest-bearing:
Savings and money market	25,165	26,364
Time	3,041	2,757
	52,378	53,236
Federal funds and other short-term borrowings	4,342	827
Long-term debt	383	535
Reserve for unfunded lending commitments	63	65
Other liabilities	531	942
Total liabilities	57,697	55,605
Shareholders’ equity:
Preferred stock, without par value, authorized 4,400 shares	566	710
Common stock, without par value; authorized 350,000 shares; issued and outstanding 202,131 and 203,085 shares	4,660	4,725
Retained earnings	2,572	2,321
Accumulated other comprehensive income (loss)	(49)	(122)
Total shareholders’ equity	7,749	7,634
	$65,446	$63,239
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In millions, except shares and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$469	$434	$902	$854
Interest on money market investments	5	5	9	13
Interest on securities	84	48	162	95
Total interest income	558	487	1,073	962
Interest expense:
Interest on deposits	14	12	28	24
Interest on short- and long-term borrowings	16	10	28	20
Total interest expense	30	22	56	44
Net interest income	528	465	1,017	918
Provision for loan losses	7	35	30	77
Net interest income after provision for loan losses	521	430	987	841
Noninterest income:
Service charges and fees on deposit accounts	43	42	85	83
Other service charges, commissions and fees	56	52	105	101
Wealth management income	10	9	20	17
Loan sales and servicing income	6	10	13	18
Capital markets and foreign exchange	6	5	13	11
Customer-related fees	121	118	236	230
Dividends and other investment income	10	6	22	11
Securities gains, net	2	3	7	2
Other	(1)	(1)	(1)	(1)
Total noninterest income	132	126	264	242
Noninterest expense:
Salaries and employee benefits	242	241	503	500
Occupancy, net	32	30	66	59
Furniture, equipment and software, net	32	31	64	62
Other real estate expense, net	—	(1)	—	(2)
Credit-related expense	8	6	16	12
Provision for unfunded lending commitments	3	(4)	(2)	(10)
Professional and legal services	13	12	27	24
Advertising	6	5	11	11
FDIC premiums	13	10	25	17
Amortization of core deposit and other intangibles	2	2	4	4
Other	54	50	105	100
Total noninterest expense	405	382	819	777
Income before income taxes	248	174	432	306
Income taxes	80	60	124	102
Net income	168	114	308	204
Net income applicable to controlling interest	168	114	308	204
Preferred stock dividends	(12)	(13)	(23)	(25)
Preferred stock redemption	(2)	(10)	(2)	(10)
Net earnings applicable to common shareholders	$154	$91	$283	$169
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	201,822	204,236	202,083	204,113
Diluted shares (in thousands)	208,183	204,536	209,353	204,317
Net earnings per common share:
Basic	$0.76	$0.44	$1.39	$0.82
Diluted	0.73	0.44	1.34	0.82
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016

Net income for the period	$168	$114	$308	$204
Other comprehensive income, net of tax:
Net unrealized holding gains on investment securities	61	33	73	65
Net unrealized gains (losses) on other noninterest-bearing investments	1	(1)	2	—
Net unrealized holding gains on derivative instruments	1	4	—	17
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(1)	(1)	(2)	(3)
Pension and postretirement	—	—	—	(1)
Other comprehensive income	62	35	73	78
Comprehensive income	$230	$149	$381	$282
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2016	$710	203,085	$4,725	$2,321	$(122)	$7,634
Net income for the period				308		308
Other comprehensive income, net of tax					73	73
Preferred stock redemption	(144)		2	(2)		(144)
Company common stock repurchased		(2,158)	(90)			(90)
Net activity under employee plans and related tax benefits		1,204	23			23
Dividends on preferred stock				(23)		(23)
Dividends on common stock, $0.16 per share				(32)		(32)
Balance at June 30, 2017	$566	202,131	$4,660	$2,572	$(49)	$7,749

Balance at December 31, 2015	$828	204,417	$4,767	$1,967	$(55)	$7,507
Net income for the period				204		204
Other comprehensive income, net of tax					78	78
Preferred stock redemption	(118)		2	(10)		(126)
Net activity under employee plans and related tax benefits		687	14			14
Dividends on preferred stock				(25)		(25)
Dividends on common stock, $0.12 per share				(24)		(24)
Change in deferred compensation				(2)		(2)
Balance at June 30, 2016	$710	205,104	$4,783	$2,110	$23	$7,626
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$168	$114	$308	$204
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	10	31	28	67
Depreciation and amortization	47	29	84	54
Share-based compensation	5	5	17	16
Deferred income tax expense (benefit)	(5)	(6)	8	(11)
Net decrease (increase) in trading securities	(22)	(53)	54	(71)
Net decrease (increase) in loans held for sale	53	(36)	89	3
Change in other liabilities	(63)	145	(21)	163
Change in other assets	12	(225)	33	(218)
Other, net	(10)	(8)	(24)	(5)
Net cash provided by (used in) operating activities	195	(4)	576	202
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	530	1,850	385	3,952
Proceeds from maturities and paydowns of investment securities held-to-maturity	75	10	166	32
Purchases of investment securities held-to-maturity	(66)	(92)	(73)	(200)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	630	476	1,160	2,574
Purchases of investment securities available-for-sale	(353)	(1,244)	(3,466)	(4,367)
Net change in loans and leases	(919)	(1,105)	(1,036)	(1,898)
Net change in other noninterest-bearing investments	(29)	9	(103)	(3)
Purchases of premises and equipment	(44)	(52)	(94)	(92)
Proceeds from sales of other real estate owned	1	5	4	9
Other, net	2	1	4	3
Net cash provided by (used in) investing activities	(173)	(142)	(3,053)	10
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,099)	407	(858)	(79)
Net change in short-term funds borrowed	205	38	2,015	(77)
Proceeds from debt over 90 days and up to one year	1,250	—	1,750	—
Repayments of debt over 90 days and up to one year	(250)	—	(250)	—
Cash paid for preferred stock redemption	(144)	(126)	(144)	(126)
Repayments of long-term debt	—	(104)	(153)	(115)
Proceeds from the issuance of common stock	9	2	18	3
Dividends paid on common and preferred stock	(26)	(23)	(55)	(50)
Company common stock repurchased	(52)	(5)	(102)	(6)
Net cash provided by (used in) financing activities	(107)	189	2,221	(450)
Net increase (decrease) in cash and due from banks	(85)	43	(256)	(238)
Cash and due from banks at beginning of period	566	517	737	798
Cash and due from banks at end of period	$481	$560	$481	$560
Cash paid for interest	$30	$25	$52	$43
Net cash paid for income taxes	128	102	122	101
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	2	1	4	7
Loans held for investment reclassified to (from) loans held for sale, net	(12)	(2)	23	(4)
AFS securities purchased, not settled	—	—	56	—
HTM securities purchased, not settled	—	—	31	—
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

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
Operating results for the six months ended June 30, 2017 and 2016 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2016 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2016 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
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
January 1, 2018
Approximately 85% of our revenue, including all of our interest income and a portion of our noninterest income, is out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, wealth management income, and other service charges, commissions and fees. We have completed our review of these contracts and have not identified any material changes in the timing of revenue recognition. We plan to adopt this guidance using the modified retrospective transition method, and we expect to expand our qualitative disclosures of revenue recognition upon adoption.

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
January 1, 2017
Upon adoption of this ASU, there was no material impact from the cumulative effect adjustment to retained earnings. In the first and second quarters of 2017 the application of the guidance resulted in a net tax benefit of $4 million and $3 million, respectively. We have elected to account for forfeitures when they occur and to reflect excess tax benefits in the operating section of the statement of cash flows on a prospective basis.

ZIONS BANCORPORATION AND SUBSIDIARIES

3.	FAIR VALUE
Fair Value Measurement
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 20 of our 2016 Annual Report on Form 10-K.
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	June 30, 2017
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$25	$13,919	$—	$13,944
Municipal securities		1,317		1,317
Other debt securities		25		25
Money market mutual funds and other	54	1		55
	79	15,262	—	15,341
Trading account		61		61
Other noninterest-bearing investments:
Bank-owned life insurance		502		502
Private equity investments [2]	9		82	91
Other assets:
Agriculture loan servicing and interest-only strips			19	19
Deferred compensation plan assets	95			95
Derivatives:
Interest rate swaps and forwards		1		1
Interest rate swaps for customers		37		37
Foreign currency exchange contracts	8			8
	8	38	—	46
	$191	$15,863	$101	$16,155
LIABILITIES
Securities sold, not yet purchased	$118	$—	$—	$118
Other liabilities:
Deferred compensation plan obligations	95			95
Derivatives:
Interest rate swaps for customers		32		32
Foreign currency exchange contracts	6			6
	6	32	—	38
	$219	$32	$—	$251
1 We used a third-party pricing service to measure fair value for approximately 92% of our AFS Level 2 securities.
2 The Level 1 private equity investments amount relates to the portion of our SBIC investments that are now publicly traded.

ZIONS BANCORPORATION AND SUBSIDIARIES

(In millions)	December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$—	$12,009	$—	$12,009
Municipal securities		1,154		1,154
Other debt securities		24		24
Money market mutual funds and other	184	1		185
	184	13,188	—	13,372
Trading account		115		115
Other noninterest-bearing investments:
Bank-owned life insurance		497		497
Private equity investments [1]	18		73	91
Other assets:
Agriculture loan servicing and interest-only strips			20	20
Deferred compensation plan assets	91			91
Derivatives:
Interest rate swaps and forwards		4		4
Interest rate swaps for customers		49		49
Foreign currency exchange contracts	11			11
	11	53	—	64
	$304	$13,853	$93	$14,250
LIABILITIES
Securities sold, not yet purchased	$25	$—	$—	$25
Other liabilities:
Deferred compensation plan obligations	91			91
Derivatives:
Interest rate swaps and forwards		1		1
Interest rate swaps for customers		49		49
Foreign currency exchange contracts	9			9
	9	50	—	59
	$125	$50	$—	$175
1 We used a third-party pricing service to measure fair value for approximately 91% of our AFS Level 2 securities.
2 The Level 1 private equity investments amount relates to the portion of our SBIC investments that are now publicly traded.
Level 3 Valuations
Private Equity Investments
Private equity investments are generally measured under Level 3. Certain investments that have converted to being publicly traded are measured under Level 1. The majority of these private equity investments (“PEIs”) are held in Zions’ Small Business Investment Company (“SBIC”) and are early stage venture investments. The fair value measurements of these investments are updated at least on a quarterly basis, including whenever a new round of financing occurs. Certain of these investments are measured using multiples of operating performance. The fair value measurements of PEIs are reviewed on a quarterly basis by the Securities Valuation Committee. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available.
Certain valuation analytics may be employed that include current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors. A significant change in the expected performance of the individual investment would result in a change in the fair value measurement of the investment. The amount of unfunded commitments to invest is

ZIONS BANCORPORATION AND SUBSIDIARIES

disclosed in Note 5. Certain restrictions apply for the redemption of these investments and certain investments are prohibited by the Volcker Rule. See discussions in Note 5.
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
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of period	$78	$20	$61	$17	$73	$20	$58	$14
Securities gains (losses), net	(1)	—	1	—	2	—	2	—
Other noninterest income	—	(1)	—	1	—	(1)	—	4
Purchases	5	—	2	—	12	—	4	—
Redemptions and paydowns	—	—	—	—	(5)	—	—	—
Balance at end of period	$82	$19	$64	$18	$82	$19	$64	$18
No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three and six months ended June 30, 2017 and 2016.
The reconciliation of Level 3 instruments includes the following realized gains in the statement of income:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016

Securities gains, net	$—	$—	$3	$—
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In millions)	Fair value at June 30, 2017				Fair value at December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$1	$1	$—	$—	$1	$1
Impaired loans	—	15	—	15	—	52	—	52
Other real estate owned	—	—	—	—	—	1	—	1
	$—	$15	$1	$16	$—	$53	$1	$54

ZIONS BANCORPORATION AND SUBSIDIARIES

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
ASSETS
Private equity investments	$—	$—	$(1)	$—
Impaired loans	(6)	(14)	(7)	(29)
Other real estate owned	—	(1)	—	(1)
	$(6)	$(15)	$(8)	$(30)
During the three and six months ended June 30, we recognized an insignificant amount of net gains in 2017 and $1 million and $3 million in 2016 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $3 million and $5 million during the six months ended June 30, 2017 and 2016, respectively. Previous to their sale in these periods, we recognized impairment on these properties of an insignificant amount in 2017 and 2016.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $10 million at June 30, 2017 and $13 million at December 31, 2016. Amounts of other noninterest-bearing investments carried at cost were $330 million at June 30, 2017 and $211 million at December 31, 2016, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. Private equity investments accounted for using the equity method were $38 million at June 30, 2017 and $35 million at December 31, 2016.
Impaired (or nonperforming) loans that are collateral dependent were measured at fair value based on the fair value of the collateral. OREO was measured initially at fair value based on collateral appraisals at the time of transfer and subsequently at the lower of cost or fair value. For additional information regarding the measurement of fair value for impaired loans, collateral-dependent loans, and OREO, see Note 20 of our 2016 Annual Report on Form 10-K.
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	June 30, 2017			December 31, 2016
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$775	$774	2	$868	$850	2
Loans and leases (including loans held for sale), net of allowance	43,192	42,723	3	42,254	42,111	3
Financial liabilities:
Time deposits	3,041	3,021	2	2,757	2,744	2
Other short-term borrowings	3,400	3,400	2	500	500	2
Long-term debt	383	406	2	535	552	2
This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 20 of our 2016 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	June 30, 2017
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$427	$—	$427	$—	$—	$427
Derivatives (included in other assets)	46	—	46	(15)	—	31
	$473	$—	$473	$(15)	$—	$458
Liabilities:
Federal funds and other short-term borrowings	$4,342	$—	$4,342	$—	$—	$4,342
Derivatives (included in other liabilities)	38	—	38	(15)	(15)	8
	$4,380	$—	$4,380	$(15)	$(15)	$4,350

	December 31, 2016
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$568	$—	$568	$—	$—	$568
Derivatives (included in other assets)	64	—	64	(17)	—	47
	$632	$—	$632	$(17)	$—	$615
Liabilities:
Federal funds and other short-term borrowings	$827	$—	$827	$—	$—	$827
Derivatives (included in other liabilities)	59	—	59	(17)	(17)	25
	$886	$—	$886	$(17)	$(17)	$852
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
Investment Securities
Securities are classified as HTM, AFS or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”). Trading securities are carried at fair value with gains and losses recognized in current period earnings. The purchase premiums and discounts for both HTM and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest income in the period the principal is reduced. Note 20 of our 2016 Annual Report on Form 10-K discusses the process to estimate fair value for investment securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

	June 30, 2017
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$775	$8	$9	$774
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,828	5	6	1,827
Agency guaranteed mortgage-backed securities	9,772	27	78	9,721
Small Business Administration loan-backed securities	2,361	20	10	2,371
Municipal securities	1,306	15	4	1,317
Other debt securities	25	—	—	25
	15,317	67	98	15,286
Money market mutual funds and other	55	—	—	55
	15,372	67	98	15,341
Total	$16,147	$75	$107	$16,115

	December 31, 2016
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$868	$5	$23	$850
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,846	2	9	1,839
Agency guaranteed mortgage-backed securities	7,986	7	110	7,883
Small Business Administration loan-backed securities	2,298	8	18	2,288
Municipal securities	1,182	1	29	1,154
Other debt securities	25	—	1	24
	13,337	18	167	13,188
Money market mutual funds and other	184	—	—	184
	13,521	18	167	13,372
Total	$14,389	$23	$190	$14,222
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of June 30, 2017 by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Principal return in one year or less	$108	$108	$1,990	$1,983
Principal return after one year through five years	276	278	5,771	5,752
Principal return after five years through ten years	207	210	4,787	4,784
Principal return after ten years	184	178	2,769	2,767
	$775	$774	$15,317	$15,286

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	June 30, 2017
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$3	$241	$6	$132	$9	$373
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	5	928	1	122	6	1,050
Agency guaranteed mortgage-backed securities	71	5,693	7	391	78	6,084
Small Business Administration loan-backed securities	1	132	9	786	10	918
Municipal securities	4	466	—	15	4	481
Other	—	—	—	14	—	14
	81	7,219	17	1,328	98	8,547
Total	$84	$7,460	$23	$1,460	$107	$8,920

	December 31, 2016
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$15	$467	$8	$61	$23	$528
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	9	950	—	127	9	1,077
Agency guaranteed mortgage-backed securities	102	6,649	7	326	109	6,975
Small Business Administration loan-backed securities	3	527	16	841	19	1,368
Municipal securities	28	992	—	9	28	1,001
Other	—	—	2	14	2	14
	142	9,118	25	1,317	167	10,435
Total	$157	$9,585	$33	$1,378	$190	$10,963
At June 30, 2017 and December 31, 2016, respectively, 336 and 642 HTM and 1,529 and 2,398 AFS investment securities were in an unrealized loss position.
Other-Than-Temporary Impairment
Ongoing Policy
We review investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). For additional information on our policy and evaluation process relating to OTTI, see Note 5 of our 2016 Annual Report on Form 10-K.
OTTI Conclusions
The following summarizes the conclusions from our OTTI evaluation by each security type that has significant gross unrealized losses at June 30, 2017:
Agency Guaranteed Mortgage-Backed Securities: These pass-through securities are comprised largely of fixed and floating-rate residential mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association, or the Federal Home Loan Mortgage Corporation. They were generally purchased at premiums with maturity dates from 10 to 15 years for fixed-rate securities and 30 years for floating-rate securities. These securities benefit from certain guarantee provisions or,

ZIONS BANCORPORATION AND SUBSIDIARIES

in the case of GNMA, direct U.S. government guarantees. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At June 30, 2017, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. Therefore, these securities did not have any OTTI recognized during the second quarter of 2017.
Small Business Administration Loan-Backed Securities: These securities were generally purchased at premiums with maturities from 5 to 25 years and have principal cash flows guaranteed by the SBA. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At June 30, 2017, we did not have an intent to sell identified SBA securities with unrealized losses or initiate such sales, and we believe it is not more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Therefore, these securities did not have any OTTI recognized during the second quarter of 2017.
The following summarizes gains and losses, including OTTI, of which there was none, that were recognized in the statement of income:

	Three Months Ended				Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Other noninterest-bearing investments	4	2	3	—	14	7	6	4
Net gains [1]		$2		$3		$7		$2
1 Net gains were recognized in securities gains, net in the statement of income.
Interest income by security type is as follows:

(In millions)	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2	$3	$5	$5	$7	$12
Available-for-sale	71	7	78	137	12	149
Trading	1	—	1	1	—	1
	$74	$10	$84	$143	$19	$162

(In millions)	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3	$3	$6	$5	$6	$11
Available-for-sale	38	3	41	78	5	83
Trading	1	—	1	1	—	1
	$42	$6	$48	$84	$11	$95
Investment securities with a carrying value of $2.2 billion at June 30, 2017 and $1.4 billion at December 31, 2016 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
Private Equity Investments
Effect of Volcker Rule
The Company’s PEIs are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act prohibits banks and bank holding companies from holding PEIs, except for SBIC funds and certain other permitted exclusions, beyond a required deadline. The Federal Reserve Board announced in December 2016 that it would allow banks to apply for an additional five-year extension beyond the July 21, 2017 deadline to comply with the

ZIONS BANCORPORATION AND SUBSIDIARIES

Dodd-Frank Act requirement for these investments. The Company applied for and was granted an extension for its eligible PEIs. All positions in the remaining portfolio of PEIs are subject to the extended deadline or other applicable exclusions.
Of the recorded PEIs of $140 million at June 30, 2017, approximately $4 million remain prohibited by the Volcker Rule. At June 30, 2017, we have $27 million of unfunded commitments for PEIs, of which approximately $4 million relate to prohibited PEIs. We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements. See other discussions related to private equity investments in Note 3.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	June 30, 2017	December 31, 2016

Loans held for sale	$53	$172
Commercial:
Commercial and industrial	$13,850	$13,452
Leasing	387	423
Owner-occupied	7,095	6,962
Municipal	871	778
Total commercial	22,203	21,615
Commercial real estate:
Construction and land development	2,186	2,019
Term	9,012	9,322
Total commercial real estate	11,198	11,341
Consumer:
Home equity credit line	2,697	2,645
1-4 family residential	6,359	5,891
Construction and other consumer real estate	560	486
Bankcard and other revolving plans	478	481
Other	188	190
Total consumer	10,282	9,693
Total loans	$43,683	$42,649
Loan balances are presented net of unearned income and fees, which amounted to $71 million at June 30, 2017 and $77 million at December 31, 2016.
Owner-occupied and commercial real estate (“CRE”) loans include unamortized premiums of approximately $17 million at June 30, 2017 and $20 million at December 31, 2016.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $241 million at June 30, 2017 and $290 million at December 31, 2016.
Loans with a carrying value of approximately $24.6 billion at June 30, 2017 and $24.0 billion at December 31, 2016 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings.

ZIONS BANCORPORATION AND SUBSIDIARIES

We sold loans totaling $234 million and $550 million for the three and six months ended June 30, 2017, and $318 million and $591 million for the three and six months ended June 30, 2016, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The loans are mainly sold to U.S. government agencies or participated to third parties. We generally have continuing involvement with the transferred loans, typically in the form of servicing rights or securities that are backed by the transferred loans in addition to a guarantee from the respective agency. The securities we receive in a loan transfer are not restricted from being pledged or exchanged. Amounts added to loans held for sale during these same periods were $176 million and $479 million for the three and six months ended June 30, 2017, and $357 million and $593 million for the three and six months ended June 30, 2016, respectively.
The principal balance of sold loans for which we retain servicing was approximately $2.1 billion at June 30, 2017, and $2.0 billion at December 31, 2016. Income from loans sold, excluding servicing, was $4 million and $8 million for the three and six months ended June 30, 2017, and $6 million and $9 million for the three and six months ended June 30, 2016, respectively.
Allowance for Credit Losses
The ACL consists of the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”). The ALLL represents our estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. We also estimate a reserve for potential losses associated with off-balance sheet commitments, including standby letters of credit. We determine the RULC using the same procedures and methodologies that we use for the ALLL.
For additional information regarding our policies and methodologies used to estimate the allowance for credit losses, see Note 6 of our 2016 Annual Report on Form 10-K.
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended June 30, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$397	$114	$33	$544
Additions:
Provision for loan losses	9	(5)	3	7
Deductions:
Gross loan and lease charge-offs	(31)	(1)	(3)	(35)
Recoveries	18	8	2	28
Net loan and lease (charge-offs) recoveries	(13)	7	(1)	(7)
Balance at end of period	$393	$116	$35	$544
Reserve for unfunded lending commitments
Balance at beginning of period	$51	$9	$—	$60
Provision charged to earnings	3	—	—	3
Balance at end of period	$54	$9	$—	$63
Total allowance for credit losses at end of period
Allowance for loan losses	$393	$116	$35	$544
Reserve for unfunded lending commitments	54	9	—	63
Total allowance for credit losses	$447	$125	$35	$607

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$420	$116	$31	$567
Additions:
Provision for loan losses	32	(9)	7	30
Deductions:
Gross loan and lease charge-offs	(82)	(2)	(8)	(92)
Recoveries	23	11	5	39
Net loan and lease (charge-offs) recoveries	(59)	9	(3)	(53)
Balance at end of period	$393	$116	$35	$544
Reserve for unfunded lending commitments
Balance at beginning of period	$54	$11	$—	$65
Provision credited to earnings	—	(2)	—	(2)
Balance at end of period	$54	$9	$—	$63
Total allowance for credit losses at end of period
Allowance for loan losses	$393	$116	$35	$544
Reserve for unfunded lending commitments	54	9	—	63
Total allowance for credit losses	$447	$125	$35	$607

	Three Months Ended June 30, 2016
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$464	$118	$30	$612
Additions:
Provision for loan losses	25	10	—	35
Deductions:
Gross loan and lease charge-offs	(47)	(8)	(3)	(58)
Recoveries	14	2	3	19
Net loan and lease charge-offs	(33)	(6)	—	(39)
Balance at end of period	$456	$122	$30	$608
Reserve for unfunded lending commitments
Balance at beginning of period	$56	$13	$—	$69
Provision credited to earnings	(2)	(2)	—	(4)
Balance at end of period	$54	$11	$—	$65
Total allowance for credit losses at end of period
Allowance for loan losses	$456	$122	$30	$608
Reserve for unfunded lending commitments	54	11	—	65
Total allowance for credit losses	$510	$133	$30	$673

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2016
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$454	$114	$38	$606
Additions:
Provision for loan losses	71	12	(6)	77
Deductions:
Gross loan and lease charge-offs	(90)	(9)	(7)	(106)
Recoveries	21	5	5	31
Net loan and lease charge-offs	(69)	(4)	(2)	(75)
Balance at end of period	$456	$122	$30	$608
Reserve for unfunded lending commitments
Balance at beginning of period	$58	$16	$1	$75
Provision credited to earnings	(4)	(5)	(1)	(10)
Balance at end of period	$54	$11	$—	$65
Total allowance for credit losses at end of period
Allowance for loan losses	$456	$122	$30	$608
Reserve for unfunded lending commitments	54	11	—	65
Total allowance for credit losses	$510	$133	$30	$673
The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	June 30, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$40	$1	$5	$46
Collectively evaluated for impairment	353	115	30	498
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$393	$116	$35	$544
Outstanding loan balances:
Individually evaluated for impairment	$411	$75	$77	$563
Collectively evaluated for impairment	21,765	11,113	10,199	43,077
Purchased loans with evidence of credit deterioration	27	10	6	43
Total	$22,203	$11,198	$10,282	$43,683

	December 31, 2016
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$56	$3	$6	$65
Collectively evaluated for impairment	364	113	25	502
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$420	$116	$31	$567
Outstanding loan balances:
Individually evaluated for impairment	$466	$78	$75	$619
Collectively evaluated for impairment	21,111	11,231	9,611	41,953
Purchased loans with evidence of credit deterioration	38	32	7	77
Total	$21,615	$11,341	$9,693	$42,649

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonaccrual and Past Due Loans
Loans are generally placed on nonaccrual status when payment in full of principal and interest is not expected, or the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. For further discussion of our policies and processes regarding nonaccrual and past due loans, see Note 6 of our 2016 Annual Report on Form 10-K.
Nonaccrual loans are summarized as follows:

(In millions)	June 30, 2017	December 31, 2016

Loans held for sale	$12	$40
Commercial:
Commercial and industrial	$278	$354
Leasing	10	14
Owner-occupied	86	74
Municipal	1	1
Total commercial	375	443
Commercial real estate:
Construction and land development	6	7
Term	37	29
Total commercial real estate	43	36
Consumer:
Home equity credit line	11	11
1-4 family residential	43	36
Construction and other consumer real estate	1	2
Bankcard and other revolving plans	—	1
Other	1	—
Total consumer loans	56	50
Total	$474	$529

ZIONS BANCORPORATION AND SUBSIDIARIES

Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2017
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$50	$—	$3	$3	$53	$—	$9
Commercial:
Commercial and industrial	$13,735	$54	$61	$115	$13,850	$10	$216
Leasing	387	—	—	—	387	—	10
Owner-occupied	7,035	26	34	60	7,095	3	52
Municipal	871	—	—	—	871	—	1
Total commercial	22,028	80	95	175	22,203	13	279
Commercial real estate:
Construction and land development	2,175	6	5	11	2,186	—	1
Term	8,990	12	10	22	9,012	3	24
Total commercial real estate	11,165	18	15	33	11,198	3	25
Consumer:
Home equity credit line	2,684	6	7	13	2,697	2	4
1-4 family residential	6,328	10	21	31	6,359	—	17
Construction and other consumer real estate	553	6	1	7	560	—	—
Bankcard and other revolving plans	473	3	2	5	478	1	—
Other	187	1	—	1	188	—	—
Total consumer loans	10,225	26	31	57	10,282	3	21
Total	$43,418	$124	$141	$265	$43,683	$19	$325

	December 31, 2016
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$172	$—	$—	$—	$172	$—	$40
Commercial:
Commercial and industrial	$13,306	$72	$74	$146	$13,452	$10	$287
Leasing	423	—	—	—	423	—	14
Owner-occupied	6,894	40	28	68	6,962	8	43
Municipal	778	—	—	—	778	—	1
Total commercial	21,401	112	102	214	21,615	18	345
Commercial real estate:
Construction and land development	2,010	7	2	9	2,019	1	1
Term	9,291	9	22	31	9,322	12	18
Total commercial real estate	11,301	16	24	40	11,341	13	19
Consumer:
Home equity credit line	2,635	4	6	10	2,645	1	5
1-4 family residential	5,857	12	22	34	5,891	—	11
Construction and other consumer real estate	479	3	4	7	486	3	—
Bankcard and other revolving plans	478	2	1	3	481	1	1
Other	189	1	—	1	190	—	—
Total consumer loans	9,638	22	33	55	9,693	5	17
Total	$42,340	$150	$159	$309	$42,649	$36	$381

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

ZIONS BANCORPORATION AND SUBSIDIARIES

Credit Quality Indicators
In addition to the past due and nonaccrual criteria, we also analyze loans using loan risk-grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades assigned to loans follow our definitions of Pass, Special Mention, Substandard, and Doubtful, which are consistent with published definitions of regulatory risk classifications. For further discussion of our policies and processes regarding credit quality indicators and internal loan risk grading, see Note 6 of our 2016 Annual Report on Form 10-K.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality classifications are summarized as follows:

	June 30, 2017
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,760	$336	$754	$—	$13,850
Leasing	364	1	22	—	387
Owner-occupied	6,715	113	267	—	7,095
Municipal	865	—	6	—	871
Total commercial	20,704	450	1,049	—	22,203	$393
Commercial real estate:
Construction and land development	2,101	28	57	—	2,186
Term	8,763	111	138	—	9,012
Total commercial real estate	10,864	139	195	—	11,198	116
Consumer:
Home equity credit line	2,679	—	18	—	2,697
1-4 family residential	6,309	—	50	—	6,359
Construction and other consumer real estate	559	—	1	—	560
Bankcard and other revolving plans	475	—	3	—	478
Other	187	—	1	—	188
Total consumer loans	10,209	—	73	—	10,282	35
Total	$41,777	$589	$1,317	$—	$43,683	$544

	December 31, 2016
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,185	$266	$998	$3	$13,452
Leasing	387	5	30	1	423
Owner-occupied	6,560	96	306	—	6,962
Municipal	765	7	6	—	778
Total commercial	19,897	374	1,340	4	21,615	$420
Commercial real estate:
Construction and land development	1,942	52	25	—	2,019
Term	9,096	82	144	—	9,322
Total commercial real estate	11,038	134	169	—	11,341	116
Consumer:
Home equity credit line	2,629	—	16	—	2,645
1-4 family residential	5,851	—	40	—	5,891
Construction and other consumer real estate	482	—	4	—	486
Bankcard and other revolving plans	478	—	3	—	481
Other	189	—	1	—	190
Total consumer loans	9,629	—	64	—	9,693	31
Total	$40,564	$508	$1,573	$4	$42,649	$567

ZIONS BANCORPORATION AND SUBSIDIARIES

Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three and six months ended June 30, 2017 and 2016 was not significant. For additional information regarding our policies and methodologies used to evaluate impaired loans, see Note 6 of our 2016 Annual Report on Form 10-K.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three months ended June 30, 2017 and 2016:

	June 30, 2017
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$375	$80	$249	$329	$36
Owner-occupied	121	65	40	105	4
Municipal	1	1	—	1	—
Total commercial	497	146	289	435	40
Commercial real estate:
Construction and land development	11	5	5	10	—
Term	59	38	15	53	1
Total commercial real estate	70	43	20	63	1
Consumer:
Home equity credit line	24	15	7	22	1
1-4 family residential	60	31	27	58	4
Construction and other consumer real estate	3	1	1	2	—
Other	1	1	—	1	—
Total consumer loans	88	48	35	83	5
Total	$655	$237	$344	$581	$46

	December 31, 2016
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$470	$82	$311	$393	$52
Owner-occupied	115	71	30	101	3
Municipal	1	1	—	1	—
Total commercial	586	154	341	495	55
Commercial real estate:
Construction and land development	22	7	6	13	—
Term	92	53	17	70	2
Total commercial real estate	114	60	23	83	2
Consumer:
Home equity credit line	24	16	7	23	—
1-4 family residential	59	27	28	55	6
Construction and other consumer real estate	3	1	2	3	—
Other	2	1	—	1	—
Total consumer loans	88	45	37	82	6
Total	$788	$259	$401	$660	$63

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$398	$4	$356	$4
Owner-occupied	109	1	102	4
Municipal	1	—	1	—
Total commercial	508	5	459	8
Commercial real estate:
Construction and land development	11	—	11	—
Term	59	7	60	9
Total commercial real estate	70	7	71	9
Consumer:
Home equity credit line	21	—	21	—
1-4 family residential	58	1	56	1
Construction and other consumer real estate	2	—	3	—
Other	1	—	1	—
Total consumer loans	82	1	81	1
Total	$660	$13	$611	$18

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$430	$1	$317	$2
Owner-occupied	111	3	113	6
Municipal	1	—	1	—
Total commercial	542	4	431	8
Commercial real estate:
Construction and land development	12	1	12	1
Term	98	3	97	7
Total commercial real estate	110	4	109	8
Consumer:
Home equity credit line	25	—	24	1
1-4 family residential	61	1	61	1
Construction and other consumer real estate	3	—	3	—
Other	2	—	2	—
Total consumer loans	91	1	90	2
Total	$743	$9	$630	$18
Modified and Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen the Company’s position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider, are considered troubled debt restructurings (“TDRs”). For further discussion of our policies and processes regarding TDRs, see Note 6 of our 2016 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	June 30, 2017
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1	$12	$—	$1	$11	$43	$68
Owner-occupied	1	—	1	1	8	13	24
Total commercial	2	12	1	2	19	56	92
Commercial real estate:
Construction and land development	—	2	—	—	—	3	5
Term	4	—	—	1	2	8	15
Total commercial real estate	4	2	—	1	2	11	20
Consumer:
Home equity credit line	—	2	10	—	—	3	15
1-4 family residential	1	—	7	1	2	27	38
Construction and other consumer real estate	—	1	—	—	—	1	2
Total consumer loans	1	3	17	1	2	31	55
Total accruing	7	17	18	4	23	98	167
Nonaccruing
Commercial:
Commercial and industrial	1	—	18	4	65	14	102
Owner-occupied	1	2	—	1	1	10	15
Municipal	—	1	—	—	—	—	1
Total commercial	2	3	18	5	66	24	118
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	2	1	—	—	1	4	8
Total commercial real estate	2	1	—	—	1	4	8
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	1	1	—	2	6	10
Construction and other consumer real estate	—	—	—	—	—	—	—
Total consumer loans	—	1	2	—	2	6	11
Total nonaccruing	4	5	20	5	69	34	137
Total	$11	$22	$38	$9	$92	$132	$304
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
Unfunded lending commitments on TDRs amounted to approximately $21 million at June 30, 2017 and $14 million at December 31, 2016.
The total recorded investment of all TDRs in which interest rates were modified below market was $129 million at June 30, 2017 and $128 million at December 31, 2016. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.

ZIONS BANCORPORATION AND SUBSIDIARIES

The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three and six months ended June 30, 2017 and 2016 was not significant.
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing		Total
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	1,291	$—
Owner-occupied	—	3	3	—	3	5,405	3
Total commercial	—	3	3	—	3		3
Total	$—	$3	$3	$—	$3		$3

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$15	$15	$—	$17	$17
Owner-occupied	—	4	4	—	4	4
Total commercial	—	19	19	—	21	21
Total	$—	$19	$19	$—	$21	$21
Note: Total loans modified as TDRs during the 12 months previous to June 30, 2017 and 2016 were $123 million and $162 million, respectively.
At June 30, 2017 and December 31, 2016, the amount of foreclosed residential real estate property held by the Company was approximately $1 million and $2 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $9 million and $10 million, respectively.
Concentrations of Credit Risk
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. See Note 6 of our 2016 Annual Report on Form 10-K for further discussion of our evaluation of credit risk concentrations. See also Note 7 of our 2016 Annual Report on Form 10-K for a discussion of counterparty risk associated with the Company’s derivative transactions.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In millions)	June 30, 2017	December 31, 2016

Commercial	$40	$49
Commercial real estate	15	51
Consumer	7	9
Outstanding balance	$62	$109
Carrying amount	$43	$77
Less ALLL	—	1
Carrying amount, net	$43	$76
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
Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans. There were no loans of this type at June 30, 2017 and December 31, 2016.
Changes in the accretable yield for PCI loans were as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Balance at beginning of period	$32	$43	$33	$40
Accretion	(11)	(7)	(15)	(13)
Reclassification from nonaccretable difference	(3)	1	(1)	9
Disposals and other	3	1	4	2
Balance at end of period	$21	$38	$21	$38
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
During the three and six months ended June 30, we adjusted the ALLL for acquired loans by recording a provision for loan losses of an insignificant amount in 2017, and $1 million for both periods in 2016, respectively. The provision is net of the ALLL reversals resulting from changes in cash flow estimates, which are discussed subsequently.

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
For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three and six months ended June 30, 2017 and 2016, total reversals to the ALLL, including the impact of increases in estimated cash flows, were insignificant. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income.
For the three and six months ended June 30, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $10 million and $13 million in 2017, and $6 million and $10 million in 2016, respectively, of additional interest income.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
Our objectives in using derivatives are to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider advisable, to manage exposure to interest rate movements or other identified risks, and/or to directly offset derivatives sold to our customers. For a detailed discussion of the use of and accounting policies regarding derivative instruments, see Note 7 of our 2016 Annual Report on Form 10-K
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts see Note 7 of our 2016 Annual Report on Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At June 30, 2017, the fair value of our derivative liabilities was $38 million, for which we were required to pledge cash collateral of approximately $45 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at June 30, 2017, the additional amount of collateral we could be required to pledge is approximately $1 million. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

ZIONS BANCORPORATION AND SUBSIDIARIES

Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at June 30, 2017 and December 31, 2016, and the related gain (loss) of derivative instruments for the three and six months ended June 30, 2017 and 2016 is summarized as follows:

	June 30, 2017			December 31, 2016
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,388	$—	$—	$1,388	$2	$1
Derivatives not designated as hedging instruments:
Interest rate swaps and forwards	196	1	—	235	2	—
Interest rate swaps for customers [1]	4,412	37	32	4,162	49	49
Foreign exchange	318	8	6	424	11	9
Total derivatives not designated as hedging instruments	4,926	46	38	4,821	62	58
Total derivatives	$6,314	$46	$38	$6,209	$64	$59
1 Notional amounts include both the customer swaps and the offsetting derivative contracts.

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
(In millions)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments:
Cash flow hedges[1]:
Interest rate swaps	$2	$1			$—	$3
Derivatives not designated as hedging instruments:
Interest rate swaps and forward contracts			$—				$—
Interest rate swaps for customers			3				4
Foreign exchange			4				7
Total derivatives	$2	$1	$7	$—	$—	$3	$11	$—

ZIONS BANCORPORATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended June 30, 2016				Six Months Ended June 30, 2016
(In millions)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments:
Cash flow hedges[1]:
Interest rate swaps	$8	$3			$28	$6
Derivatives not designated as hedging instruments:
Interest rate swaps and forward contracts			$2				$2
Interest rate swaps for customers			1				1
Foreign exchange			3				5
Total derivatives	$8	$3	$6	$—	$28	$6	$8	$—
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]
Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following June 30, 2017, we estimate that no significant amount will be reclassified from AOCI into interest income.

The fair value of derivative assets was reduced by a net credit valuation adjustment of $2 million and $7 million at June 30, 2017 and 2016, respectively. The adjustment for derivative liabilities was a $1 million decrease and not significant at June 30, 2017 and 2016, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

8.	DEBT AND SHAREHOLDERS’ EQUITY
Long-term debt is summarized as follows:

(In millions)	June 30, 2017	December 31, 2016

Subordinated notes	$247	$247
Senior notes	135	287
Capital lease obligations	1	1
Total	$383	$535
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or unamortized debt issuance costs.
Debt Redemptions and Maturities
During the first quarter of 2017, $153 million of our 4.5% senior notes matured.
Shareholders’ Equity
During the second quarter of 2017, the Company continued its common stock buyback program and repurchased 1 million shares of common stock outstanding with a fair value of $45 million at an average price of $40.99 per share, and has repurchased 2 million shares of common stock outstanding with a fair value $90 million at an average price of $41.70 per share during the first six months of 2017. There were no purchases during the first six months of 2016 under the common stock buyback program.
During the second quarter of 2017, we redeemed all outstanding shares of our 7.9% Series F preferred stock for a cash payment of approximately $144 million. Dividends paid to these redeemed shares amounted to $0.49375 per depositary share for a total amount of $3 million. The total one-time reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $2 million due to the accelerated recognition of preferred stock issuance costs.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) was $(49) million at June 30, 2017 compared to $(122) million at December 31, 2016. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Six Months Ended June 30, 2017
Balance at December 31, 2016	$(93)	$2	$(31)	$(122)
OCI before reclassifications, net of tax	73	2	—	75
Amounts reclassified from AOCI, net of tax	—	(2)	—	(2)
OCI	73	—	—	73
Balance at June 30, 2017	$(20)	$2	$(31)	$(49)
Income tax expense included in OCI	$45	$—	$—	$45
Six Months Ended June 30, 2016
Balance at December 31, 2016	$(18)	$1	$(38)	$(55)
OCI (loss) before reclassifications, net of tax	65	17	(1)	81
Amounts reclassified from AOCI, net of tax	—	(3)	—	(3)
OCI (loss)	65	14	(1)	78
Balance at June 30, 2016	$47	$15	$(39)	$23
Income tax expense included in OCI	$40	$8	$1	$49

ZIONS BANCORPORATION AND SUBSIDIARIES

	Amounts reclassified from AOCI [1]		Amounts reclassified from AOCI [1]		Statement of income (SI) Balance sheet (BS)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2017	2016	2017	2016		Affected line item

Net unrealized gains on derivative instruments	$1	$3	$3	$6	SI	Interest and fees on loans
Income tax expense	—	1	1	3
Amounts Reclassified from AOCI	$1	$2	$2	$3

[1]	Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.

9.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	June 30, 2017	December 31, 2016

Net unfunded commitments to extend credit [1]	$18,409	$18,274
Standby letters of credit:
Financial	672	771
Performance	194	196
Commercial letters of credit	46	60
Total unfunded lending commitments	$19,321	$19,301

[1]	Net of participations
The Company’s 2016 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At June 30, 2017, the Company had recorded approximately $5 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $1 million attributable to the RULC and $4 million of deferred commitment fees.

ZIONS BANCORPORATION AND SUBSIDIARIES

At June 30, 2017, we had unfunded commitments for PEIs of approximately $27 million. These obligations have no stated maturity. PEIs related to these commitments that are prohibited by the Volcker Rule were $4 million at June 30, 2017. See related discussions about these investments in Notes 3 and 5.
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
As of June 30, 2017, we were subject to the following material litigation and governmental inquiries:

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

•
a civil suit, McFarland as Trustee for International Manufacturing Group v. CB&T, et. al., brought against us in the United States Bankruptcy Court for the Eastern District of California in May 2016. The Trustee seeks to recover loan payments previously repaid to us by our customer, International Manufacturing Group (“IMG”), alleging that IMG, along with its principal, obtained loans and made loan repayments in furtherance of an alleged Ponzi scheme. This case is in an early phase with initial motion practice having been completed.

•
a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court of California, Sacramento County, California in June 2017. In this case four investors in IMG seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi Scheme.

•
a civil class action lawsuit, Evans v. CB&T, brought against us in the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi Scheme.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of June 30, 2017, we estimated that the

ZIONS BANCORPORATION AND SUBSIDIARIES

aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $20 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

10.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and other retirement plans:

	Pension and Other Retirement Plans		Pension and Other Retirement Plans
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest cost	$2	$2	$4	$4
Expected return on plan assets	(3)	(3)	(6)	(6)
Partial settlement loss	1	—	1	—
Amortization of net actuarial loss	1	2	2	4
Net periodic benefit cost	$1	$1	$1	$2
As disclosed in our 2016 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

11.	INCOME TAXES
The effective income tax rate of 32.3% for the second quarter of 2017 was lower than the 2016 second quarter rate of 34.5%. The effective tax rates for the first six months of 2017 and 2016 were 28.7% and 33.3%, respectively. The tax rates for both 2017 and 2016 generally benefited from the non-taxability of certain income items. The 2017 effective tax rate was further impacted by the following factors:

ZIONS BANCORPORATION AND SUBSIDIARIES

•	We reevaluated our state tax positions in the first quarter of 2017 which resulted in a one-time $14 million benefit to income tax expense.

•	We reduced expense by $4 million in the second quarter of 2017 due to changes in the carrying value of various state deferred tax items.

•
We also recorded a $4 million benefit in the first quarter of 2017, and a $3 million benefit in the second quarter of 2017, from the implementation of new accounting guidance related to stock-based compensation.

We had a net deferred tax asset (“DTA”) balance of $198 million at June 30, 2017, compared with $250 million at December 31, 2016, which included a $4 million valuation allowance at each respective reporting date for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. We evaluate deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of June 30, 2017.

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
As of June 30, 2017, Zions Bank operates 99 branches in Utah, 23 branches in Idaho, and one branch in Wyoming. Amegy operates 73 branches in Texas. CB&T operates 92 branches in California. NBAZ operates 58 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon.
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
The following schedule does not present total assets or income tax expense for each operating segment, but instead presents average loans, average deposits and income before income taxes because these are the metrics that management uses when evaluating performance and making decisions pertaining to the operating segments. The Parent’s net interest income includes interest expense on other borrowed funds. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.
The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the three months ended June 30, 2017 and 2016:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$164	$154	$124	$117	$123	$110	$51	$47	$33	$30
Provision for loan losses	(2)	—	7	31	(1)	4	(1)	—	—	1
Net interest income after provision for loan losses	166	154	117	86	124	106	52	47	33	29
Noninterest income	37	37	30	28	19	16	10	10	10	10
Noninterest expense	111	115	89	83	76	73	36	38	35	36
Income (loss) before income taxes	$92	$76	$58	$31	$67	$49	$26	$19	$8	$3
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$12,483	$12,600	$10,856	$10,761	$9,476	$9,260	$4,246	$4,008	$2,372	$2,274
Total deposits	15,987	15,977	11,218	10,959	10,917	10,882	4,762	4,582	4,233	4,103
(In millions)	Vectra		TCBW		Other		Consolidated Company
	2017	2016	2017	2016	2017	2016	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$32	$29	$11	$9	$(10)	$(31)	$528	$465
Provision for loan losses	3	(3)	—	1	1	1	7	35
Net interest income after provision for loan losses	29	32	11	8	(11)	(32)	521	430
Noninterest income	7	6	1	1	18	18	132	126
Noninterest expense	25	25	5	5	28	7	405	382
Income (loss) before income taxes	$11	$13	$7	$4	$(21)	$(21)	$248	$174
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$2,603	$2,415	$911	$777	$296	$13	$43,243	$42,108
Total deposits	2,728	2,667	1,094	947	1,395	(167)	52,334	49,950

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the six months ended June 30, 2017 and 2016:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$319	$304	$238	$230	$233	$213	$100	$92	$65	$60
Provision for loan losses	33	(30)	8	135	(6)	1	1	2	(5)	(25)
Net interest income after provision for loan losses	286	334	230	95	239	212	99	90	70	85
Noninterest income	72	73	59	57	36	32	20	20	20	19
Noninterest expense	224	221	173	168	151	145	73	72	70	69
Income (loss) before income taxes	$134	$186	$116	$(16)	$124	$99	$46	$38	$20	$35
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$12,486	$12,453	$10,747	$10,566	$9,391	$9,083	$4,254	$3,936	$2,355	$2,269
Total deposits	16,127	15,839	11,268	11,116	10,919	10,681	4,712	4,513	4,222	4,057
(In millions)	Vectra		TCBW		Other		Consolidated Company
	2017	2016	2017	2016	2017	2016	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$61	$59	$22	$18	$(21)	$(58)	$1,017	$918
Provision for loan losses	—	(6)	(1)	—	—	—	30	77
Net interest income after provision for loan losses	61	65	23	18	(21)	(58)	987	841
Noninterest income	12	11	2	2	43	28	264	242
Noninterest expense	50	48	10	10	68	44	819	777
Income (loss) before income taxes	$23	$28	$15	$10	$(46)	$(74)	$432	$306
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$2,569	$2,434	$894	$755	$210	$60	$42,906	$41,556
Total deposits	2,759	2,725	1,097	950	1,170	(129)	52,274	49,752

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 9 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 1A.	RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation’s 2016 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the second quarter of 2017:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

April	8,240	$42.32	—	$45,003,893
May	1,243,860	40.90	1,097,905	3,906
June	15,564	42.30	—	3,906
Second quarter	1,267,664	40.93	1,097,905

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS
a)Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated July 8, 2014, incorporated by reference to Exhibit 3.1 of Form 8-K/A filed on July 18, 2014.	*

3.2	Restated Bylaws of Zions Bancorporation dated February 27, 2015, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2015.	*

10.1	Second amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated August 19, 2016 (filed herewith).

10.2	Zions Bancorporation 2017-2019 Value Sharing Plan (filed herewith).

10.3	Second amendment to the Zions Bancorporation Pension Plan, dated July 17, 2017 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three months ended June 30, 2017 and June 30, 2016 and the six months ended June 30, 2017 and June 30, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2017 and June 30, 2016 and the six months ended June 30, 2017 and June 30, 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and June 30, 2016, (v) the Consolidated Statements of Cash Flows for the three months ended June 30, 2017 and June 30, 2016 and the six months ended June 30, 2017 and June 30, 2016 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: August 8, 2017