Form 10-Q
period 2017-09-30
ZIONS BANCORPORATION /UT/
filed 2017-11-08
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at October 31, 2017	199,743,776 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•	changes in markets for equity, fixed income, commercial paper and other securities, commodities, including availability, market liquidity levels, and pricing;

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
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	CSV	Cash Surrender Value
AFS	Available-for-Sale	DFAST	Dodd-Frank Act Stress Test
ALCO	Asset/Liability Committee	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ALLL	Allowance for Loan and Lease Losses	DTA	Deferred Tax Asset
Amegy	Amegy Bank, a division of ZB, N.A.	EaR	Earnings at Risk
AOCI	Accumulated Other Comprehensive Income	EITF	Emerging Issues Task Force
ASC	Accounting Standards Codification	ERM	Enterprise Risk Management
ASU	Accounting Standards Update	ERMC	Enterprise Risk Management Committee
BHC	Bank Holding Company	EVE	Economic Value of Equity at Risk
BOLI	Bank-Owned Life Insurance	FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
bps	basis points	FASB	Financial Accounting Standards Board
CB&T	California Bank & Trust, a division of ZB, N.A.	FDIC	Federal Deposit Insurance Corporation
CCAR	Comprehensive Capital Analysis and Review	FDICIA	Federal Deposit Insurance Corporation Improvement Act
CD	Certificate of Deposit	FHLB	Federal Home Loan Bank
CET1	Common Equity Tier 1 (Basel III)	FHLMC	Federal Home Loan Mortgage Corporation, or “Freddie Mac”
CFPB	Consumer Financial Protection Bureau	FRB	Federal Reserve Board
CLTV	Combined Loan-to-Value Ratio	FTP	Funds Transfer Pricing
CMC	Capital Management Committee	GAAP	Generally Accepted Accounting Principles
COSO	Committee of Sponsoring Organizations of the Treadway Commission	HCR	Horizontal Capital Review
CRA	Community Reinvestment Act	HECL	Home Equity Credit Line
CRE	Commercial Real Estate	HQLA	High-Quality Liquid Assets
CSA	Credit Support Annex	HTM	Held-to-Maturity

ZIONS BANCORPORATION AND SUBSIDIARIES

IFRS	International Financial Reporting Standards	PEI	Private Equity Investment
LCR	Liquidity Coverage Ratio	PPNR	Pre-provision Net Revenue
LIBOR	London Interbank Offered Rate	ROC	Risk Oversight Committee
MD&A	Management’s Discussion and Analysis	RSU	Restricted Stock Unit
NAV	Net Asset Value	RULC	Reserve for Unfunded Lending Commitments
NBAZ	National Bank of Arizona, a division of ZB, N.A.	S&P	Standard and Poor's
NIM	Net Interest Margin	SBA	Small Business Administration
NM	Not Meaningful	SBIC	Small Business Investment Company
NRE	National Real Estate	SEC	Securities and Exchange Commission
NSB	Nevada State Bank, a division of ZB, N.A.	SNC	Shared National Credit
NSFR	Net Stable Funding Ratio	TCBO	The Commerce Bank of Oregon, a division of ZB, N.A.
OCC	Office of the Comptroller of the Currency	TCBW	The Commerce Bank of Washington, a division of ZB, N.A.
OCI	Other Comprehensive Income	TDR	Troubled Debt Restructuring
OREO	Other Real Estate Owned	Vectra	Vectra Bank Colorado, a division of ZB, N.A.
OTTI	Other-Than-Temporary Impairment	ZB, N.A.	ZB, National Association
Parent	Zions Bancorporation	Zions Bank	Zions Bank, a division of ZB, N.A.
PCI	Purchased Credit-Impaired	ZMSC	Zions Management Services Company
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
The following are the non-GAAP financial measures presented in this Form 10-Q and a discussion of why management uses these non-GAAP measures:
Return on Average Tangible Common Equity – this schedule also includes “net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax” and “average tangible common equity.” Return on average tangible common equity is a non-GAAP financial measure that management believes provides useful information about the Company’s use of shareholders’ equity. Management believes the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income.
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		September 30, 2017	June 30, 2017	March 31, 2017	September 30, 2016

Net earnings applicable to common shareholders (GAAP)		$152	$154	$129	$117
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1	1	1	1
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$153	$155	$130	$118
Average common equity (GAAP)		$7,230	$7,143	$6,996	$6,986
Average goodwill		(1,014)	(1,014)	(1,014)	(1,014)
Average core deposit and other intangibles		(4)	(6)	(8)	(11)
Average tangible common equity (non-GAAP)	(b)	$6,212	$6,123	$5,974	$5,961
Number of days in quarter	(c)	92	91	90	92
Number of days in year	(d)	365	365	365	366
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	9.8%	10.2%	8.8%	7.9%
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Dollar amounts in millions, except per share amounts)		September 30, 2017	June 30, 2017	March 31, 2017	September 30, 2016

Total shareholders’ equity (GAAP)		$7,761	$7,749	$7,730	$7,679
Goodwill		(1,014)	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(3)	(5)	(7)	(10)
Tangible equity (non-GAAP)	(a)	6,744	6,730	6,709	6,655
Preferred stock		(566)	(566)	(710)	(710)
Tangible common equity (non-GAAP)	(b)	$6,178	$6,164	$5,999	$5,945
Total assets (GAAP)		$65,564	$65,446	$65,463	$61,039
Goodwill		(1,014)	(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(3)	(5)	(7)	(10)
Tangible assets (non-GAAP)	(c)	$64,547	$64,427	$64,442	$60,015
Common shares outstanding (thousands)	(d)	199,712	202,131	202,595	203,850
Tangible equity ratio (non-GAAP)	(a/c)	10.45%	10.45%	10.41%	11.09%
Tangible common equity ratio (non-GAAP)	(b/c)	9.57%	9.57%	9.31%	9.91%
Tangible book value per common share (non-GAAP)	(b/d)	$30.93	$30.50	$29.61	$29.16

ZIONS BANCORPORATION AND SUBSIDIARIES

EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		Three Months Ended			Nine Months Ended		Year Ended
		September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	December 31, 2016

Noninterest expense (GAAP)	(a)	$413	$405	$403	$1,232	$1,181	$1,585
Adjustments:
Severance costs		1	—	—	6	4	5
Other real estate expense, net		(1)	—	—	(1)	(2)	(2)
Provision for unfunded lending commitments		(4)	3	(3)	(6)	(13)	(10)
Amortization of core deposit and other intangibles		2	2	2	5	6	8
Restructuring costs		1	1	—	3	1	5
Total adjustments	(b)	(1)	6	(1)	7	(4)	6
Adjusted noninterest expense (non-GAAP)	(a-b)= (c)	$414	$399	$404	$1,225	$1,185	$1,579
Net interest income (GAAP)	(d)	$522	$528	$469	$1,539	$1,386	$1,867
Fully taxable-equivalent adjustments		9	9	7	26	19	26
Taxable-equivalent net interest income (non-GAAP)[1]	(d+e)=f	531	537	476	1,565	1,405	1,893
Noninterest income (GAAP)	g	139	132	145	404	388	515
Combined income (non-GAAP)	(f+g)= (h)	670	669	621	1,969	1,793	2,408
Adjustments:
Fair value and nonhedge derivative income (loss)		—	—	—	(1)	(5)	2
Securities gains, net		5	2	8	13	11	7
Total adjustments	(i)	5	2	8	12	6	9
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)= (j)	$665	$667	$613	$1,957	$1,787	$2,399
Pre-provision net revenue	(h)-(a)	$257	$264	$218	$737	$612	$823
Adjusted PPNR (non-GAAP)	(j-c)	251	268	209	732	602	820
Efficiency ratio (non-GAAP)	(c/j)	62.3%	59.8%	65.9%	62.6%	66.3%	65.8%
RESULTS OF OPERATIONS
Executive Summary
Net earnings applicable to common shareholders for the third quarter of 2017 were $152 million, or $0.72 per diluted common share, compared with net earnings applicable to common shareholders of $154 million, or $0.73 per diluted common share for the second quarter of 2017, and $117 million, or $0.57 per diluted common share for the third quarter of 2016. Interest income of $557 million in the third quarter of 2017 improved $66 million over the same prior year period, mainly due to growth in our loans and securities portfolios and short-term rate increases that positively impacted loan yields. Net interest margin (“NIM”) was 3.45% in the most recent quarter, compared with 3.36% in the third quarter of 2016.
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

•
Achieve an efficiency ratio in the low 60% range for fiscal year 2017. Our efficiency ratio for the third quarter of 2017 was 62.3%, a 365 bps improvement over the same prior year period efficiency ratio of 65.9%. Our year-

ZIONS BANCORPORATION AND SUBSIDIARIES

to-date efficiency ratio of 62.6% is also a large improvement over the same prior year period, which was 66.3%. Improvements in interest income from securities and loans, partially offset by increases in adjusted noninterest expense, resulted in the significant improvement. See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of the efficiency ratio and why management uses this non-GAAP measure.

•
Maintain adjusted noninterest expense at less than $1.58 billion in 2016, with a modest increase of 2-3% in 2017. We met our target for fiscal year 2016, keeping adjusted noninterest expense to $1.579 billion. Through September 30, 2017, adjusted noninterest expense was $1.225 billion, compared with $1.185 billion for the same prior year period. In the most recent quarter, we incurred $6 million of non-recurring expenses due to Hurricane Harvey’s impact on the Houston area. Despite these additional expenses, our adjusted noninterest expense should increase by 2-3% in 2017.

Highlights from the Third Quarter and First Nine Months of 2017
Net interest income, which is more than three-quarters of our revenue, was $522 million in the third quarter of 2017 and $469 million in the third quarter of 2016. This 11.3% increase over the same prior year period is due to our efforts to change the mix of interest-earning assets from lower-yielding money market investments into higher-yielding investment securities and loans. Net interest margin was 3.45% in the third quarter of 2017, compared with 3.36% in the third quarter of 2016. Year-to-date net interest income was $1.5 billion in 2017 and $1.4 billion for the same prior year period. The 11.0% increase between the two periods was mainly impacted by growth in our loans and securities portfolios and short-term rate increases that positively impacted loan yields.
Adjusted PPNR of $251 million for the third quarter of 2017 was up $42 million, or 20.1%, from the third quarter of 2016, primarily as a result of increases in net interest income. Although adjusted noninterest expense also increased over the same period, from $404 million in the third quarter of 2016 to $414 million in the most recent quarter, increases in income more than offset the increase in expense. The higher adjusted PPNR in the third quarter of 2017, compared with the same prior year period, drove an improvement in the Company’s efficiency ratio from 65.9% in the third quarter of 2016 to 62.3% in the current quarter. Year-to-date adjusted PPNR was $732 million in 2017 and $602 million in 2016, representing a 21.6% increase. Increases were driven by similar factors to those previously discussed. See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of adjusted PPNR.
Asset quality for the total loan portfolio continues to strengthen. Classified and nonaccrual loans improved as a percentage of outstanding balances by 97 bps and 27 bps, respectively, between the third quarters of 2016 and 2017. In recent quarters, asset quality in our oil and gas-related portfolio has been substantially weaker than it has been in non-oil and gas-related loans. At the same time, the Company has reduced its oil and gas-related exposure by $253 million since the third quarter of 2016 and oil prices have stabilized since their low point in early 2016. Classified and nonaccrual balances in the oil and gas-related portfolio have decreased since the third quarter of 2016 by 35.8% and 39.6%, respectively. These improvements have been the drivers of a lower provision for credit losses, which was $1 million in the current quarter and $16 million in the same prior year period.
Loans have grown $1.6 billion, or 3.8% since the third quarter of 2016, despite targeted declines in certain areas due to portfolio and concentration risk management. Aside from declines in our national real estate (“NRE”), oil and gas-related, and commercial real estate (“CRE”) portfolios, this growth has been widespread across most other products, with particular strength in 1-4 family residential, commercial and industrial, and municipal lending.
We continue to increase the return on and of capital. Return on average tangible common equity was 9.8%, up 189 bps from the same prior year period. During the quarter, the Company repurchased 2.5 million shares of common stock under its 2017 capital plan (which spans the timeframe of July 2017 to June 2018). Dividends per common share were $0.12 in the third quarter of 2017, compared with $0.08 for the prior quarter and the same prior year period. In June 2017, we announced the Federal Reserve did not object to the Company’s 2017 capital plan. The plan included stepped quarterly common dividend increases, rising to $0.24 per share by the second quarter of 2018,

ZIONS BANCORPORATION AND SUBSIDIARIES

and up to $465 million in common stock repurchases. See “Capital Management” on page 39 for more information regarding the 2017 capital plan.
Challenges in the Third Quarter and the First Nine Months of 2017
Noninterest expense increased to $413 million from $403 million for the same prior year period, representing a 2.5% increase, which is generally in line with announced forecasts. Incentive compensation expense was higher this quarter than in the same prior year period. These increases were partially offset by a decline in other noninterest expense primarily due to legal accruals that occurred in the third quarter of 2016. Adjusted noninterest expense, which excludes severance and some other items as explained in the “GAAP to Non-GAAP Reconciliations” section on page 5, increased 2.5% over the same period. We expect to achieve our goal of limiting adjusted noninterest expense growth to 2-3% in 2017 when compared with 2016.
Further impacting noninterest expense during the third quarter of 2017 was $6 million of noninterest expense related to property damage and community and employee support as a result of Hurricane Harvey. Additionally, we provided a $34 million qualitative increase in the allowance for credit losses (“ACL”) due to potential losses caused by the hurricane.
Net Interest Income
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of our revenue. For the third quarter of 2017, taxable-equivalent net interest income was $531 million, compared with $537 million for the second quarter of 2017 and $476 million for the third quarter of 2016. The linked quarter decrease was primarily due to $16 million of interest income recoveries in the prior quarter, which did not repeat. Between the third quarters of 2016 and 2017, taxable-equivalent net interest income increased $55 million, which was driven by a larger securities portfolio, growth in the lending portfolio, and increases in short-term rates, which improved loan yields. We expect the size of the securities portfolio to be relatively stable during the next several quarters and we are not assuming any further increases in benchmark interest rates. Therefore, we expect net interest income to increase only moderately over the next twelve months.
Net interest margin and Interest Rate Spreads in 2017 vs. 2016
The NIM was 3.45% and 3.36% for the third quarters of 2017 and 2016, respectively, and 3.52% for the second quarter of 2017. The increased NIM for the third quarter, compared with the same prior year period, resulted from the combination of several factors. During 2016, we continued to make changes in asset mix, by moving funds from lower-yielding money market investments to purchase investment securities, coupled with our loan growth. The NIM was also positively impacted by increases in short-term interest rates. These factors have been somewhat offset because recently we have also used wholesale borrowings to fund some of the balance sheet growth. Average interest-earning assets increased $4.9 billion from the third quarter of 2016, with average rates improving 15 bps. Average interest-bearing liabilities increased $3.9 billion over the same period and average rates increased 12 bps.
The average loan portfolio increased $1.3 billion, or 3.2% between the third quarter of 2017 and the third quarter of 2016. Most of the average growth was in the consumer 1-4 family residential portfolio, where Company yields are generally lower than on commercial loans. The average loan yield increased 16 bps over the same period, with increases in the average rates for commercial, CRE, and consumer loans of 17 bps, 27 bps, and 5 bps, respectively. We have experienced some improvement in interest income in response to short-term rate increases. A portion of our variable-rate loans were not affected by changes in those indices due to interest rate floors, longer reset frequency, or indices tied to longer-term rates, which rates have been impacted by a flattening of the yield curve in recent quarters. We expect continued strong growth in residential mortgages, with moderate growth in both CRE and commercial and industrial loans.
Average available-for-sale (“AFS”) securities balances for the third quarter of 2017 increased by $5.5 billion compared with the same prior year period. Yields on average AFS securities increased by 30 bps over the same period.

ZIONS BANCORPORATION AND SUBSIDIARIES

Average noninterest-bearing demand deposits provided us with low cost funding and comprised 45.8% of average total deposits, which totaled $51.9 billion, for the third quarter of 2017, compared with 44.3% of average total deposits, which totaled $50.7 billion, for the third quarter of 2016. Average interest-bearing deposits increased by 0.3% in the third quarter of 2017, compared with the same prior year period, and the average rate paid increased 3 bps. Over the past twelve months we have seen a deposit beta of approximately 3%, which is a relatively low value for the current environment. We have been selectively increasing deposit pricing in certain markets and with certain clients, but we have not generally experienced significant pressure to increase deposit rates. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers, particularly noninterest-bearing deposits, that provide us with a low cost of funds and have a positive impact on our NIM. Further detail on deposit betas is discussed in “Interest Rate and Market Risk Management” on page 30.
The average balance of long-term debt was $297 million lower for the third quarter of 2017 compared with the same prior year period, as a result of early calls and maturities. The average interest rate paid on long-term debt increased by 58 bps between the same periods because remaining debt was at a higher average rate than the debt that matured and was called. Average short-term borrowings increased $4.3 billion. Further changes in short-term borrowing will be driven by balancing changes in deposits and loans as we do not foresee significant increases in investment security balances.
The spread on average interest-bearing funds was 3.26% and 3.23% for the third quarters of 2017 and 2016, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM.
Interest rate spreads and margin are impacted by the mix of assets we hold, the composition of our loan and securities portfolios and the type of funding we use. We expect some modest resistance to increased spreads due to both a change in the mix of the portfolio (increasing concentration in lower-yielding residential mortgages), as well as older, higher-yielding loans maturing or paying down and being replaced with new, lower-yielding loans. Generally, the new loans are of a higher credit quality than the maturing loans, which has resulted in lower-yielding loans.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,246	$5	1.44%	$3,140	$5	0.63%
Securities:
Held-to-maturity	750	7	3.96	706	8	4.33
Available-for-sale	15,197	81	2.12	9,698	44	1.82
Trading account	43	—	3.73	80	1	3.34
Total securities [2]	15,990	88	2.21	10,484	53	2.00
Loans held for sale	52	1	4.29	133	1	3.34
Loans and leases [3]
Commercial	22,261	245	4.36	21,816	230	4.19
Commercial real estate	11,192	126	4.46	11,331	119	4.19
Consumer	10,379	101	3.86	9,340	89	3.81
Total loans and leases	43,832	472	4.27	42,487	438	4.11
Total interest-earning assets	61,120	566	3.67	56,244	497	3.52
Cash and due from banks	767			556
Allowance for loan losses	(540)			(609)
Goodwill	1,014			1,014
Core deposit and other intangibles	4			11
Other assets	2,974			2,846
Total assets	$65,339			$60,062
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,190	10	0.16%	$25,683	9	0.15%
Time	2,933	5	0.70	2,409	3	0.51
Foreign	—	—	—	117	—	0.30
Total interest-bearing deposits	28,123	15	0.21	28,209	12	0.18
Borrowed funds:
Federal funds and other short-term borrowings	4,609	14	1.17	343	—	0.22
Long-term debt	383	6	5.71	680	9	5.13
Total borrowed funds	4,992	20	1.52	1,023	9	3.48
Total interest-bearing liabilities	33,115	35	0.41	29,232	21	0.29
Noninterest-bearing deposits	23,798			22,466
Other liabilities	630			668
Total liabilities	57,543			52,366
Shareholders’ equity:
Preferred equity	566			710
Common equity	7,230			6,986
Total shareholders’ equity	7,796			7,696
Total liabilities and shareholders’ equity	$65,339			$60,062
Spread on average interest-bearing funds			3.26%			3.23%
Taxable-equivalent net interest income and net yield on interest-earning assets		$531	3.45%		$476	3.36%

[1]	Taxable-equivalent rates used where applicable.

[2]	Quarter-to-date interest on total securities includes $34 million and $29 million of premium amortization, as of September 30, 2017 and September 30, 2016, respectively.

[3]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,598	$14	1.15%	$4,099	$18	0.57%
Securities:
Held-to-maturity	795	23	3.94	646	22	4.53
Available-for-sale	14,873	236	2.12	8,889	130	1.95
Trading account	61	2	3.61	71	2	3.59
Total securities [2]	15,729	261	2.22	9,606	154	2.13
Loans held for sale	95	2	3.42	133	4	3.61
Loans and leases [3]
Commercial	21,920	712	4.34	21,791	684	4.20
Commercial real estate	11,222	377	4.49	11,020	350	4.24
Consumer	10,076	289	3.84	9,057	261	3.86
Total loans and leases	43,218	1,378	4.26	41,868	1,295	4.13
Total interest-earning assets	60,640	1,655	3.65	55,706	1,471	3.53
Cash and due from banks	844			601
Allowance for loan losses	(551)			(605)
Goodwill	1,014			1,014
Core deposit and other intangibles	6			13
Other assets	2,967			2,751
Total assets	$64,920			$59,480
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,515	28	0.15%	$25,605	28	0.15%
Time	2,946	15	0.65	2,230	8	0.47
Foreign	—	—	—	163	—	0.28
Total interest-bearing deposits	28,461	43	0.20	27,998	36	0.17
Borrowed funds:
Federal funds and other short-term borrowings	3,951	29	0.98	386	1	0.22
Long-term debt	428	18	5.81	759	29	5.06
Total borrowed funds	4,379	47	1.45	1,145	30	3.43
Total interest-bearing liabilities	32,840	90	0.37	29,143	66	0.30
Noninterest-bearing deposits	23,694			22,064
Other liabilities	609			615
Total liabilities	57,143			51,822
Shareholders’ equity:
Preferred equity	653			772
Common equity	7,124			6,886
Total shareholders’ equity	7,777			7,658
Total liabilities and shareholders’ equity	$64,920			$59,480
Spread on average interest-bearing funds			3.28%			3.23%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,565	3.45%		$1,405	3.37%

[1]	Taxable-equivalent rates used where applicable.

[2]	Year-to-date interest on total securities includes $101 million and $73 million of premium amortization, as of September 30, 2017 and September 30, 2016, respectively.

[3]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

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
The provision for loan losses was $5 million in the third quarter of 2017, compared with $19 million in the same prior year period. Strong overall credit quality, including steady improvement in the oil and gas-related portfolio have led to lower modeled reserves, requiring a lower provision. Nonaccrual and classified loans both decreased between the two periods by $98 million and $367 million, respectively. Net charge offs also declined $22 million over the same timeframe. The Company has roughly $8 billion of loan balances in the geographic area impacted by Hurricane Harvey. We have reached out to many of our customers to understand their concerns and to offer reasonable assistance. Using multiple top-down and bottom-up analyses to estimate losses resulting from the hurricane, we have added a qualitative allowance of $34 million.
During the third quarter of 2017, we recorded a $(4) million provision for unfunded lending commitments, compared with a $(3) million provision in the third quarter of 2016. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings, and changes in credit quality.
The ACL, which is the combination of both the ALLL and the RULC, decreased $59 million when compared with the third quarter of 2016. Even with loan growth and the above-mentioned hurricane impact, robust credit quality and decreased net charge-offs in the total loan portfolio were responsible for much of this reduction. Further, declining oil and gas-related exposure and increasing non-oil and gas-related C&I and 1-4 family residential mortgage exposure improved the risk profile of the portfolio.
Noninterest Income

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
(Dollar amounts in millions)	2017	2016		2017	2016

Service charges and fees on deposit accounts	$42	$45	(6.7)%	$127	$128	(0.8)%
Other service charges, commissions and fees	55	54	1.9	160	156	2.6
Wealth management income	11	10	10.0	30	27	11.1
Loan sales and servicing income	6	11	(45.5)	19	29	(34.5)
Capital markets and foreign exchange	8	6	33.3	21	16	31.3
Customer-related fees	122	126	(3.2)	357	356	0.3
Dividends and other investment income	9	9	—	31	20	55.0
Securities gains, net	5	8	(37.5)	13	11	18.2
Other	3	2	50.0	3	1	200.0
Total noninterest income	$139	$145	(4.1)	$404	$388	4.1
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For the third quarter of 2017, noninterest income decreased $6 million, or 4.1% compared with the third quarter of 2016. Through September 30, 2017, year-to-date noninterest income increased $16 million, or 4.1%, compared with the first nine months of 2016. Noninterest income decreased compared with the third quarter of 2016 due to lower loan sales volume, decreased deposit fees, and a decline in net securities gains.

ZIONS BANCORPORATION AND SUBSIDIARIES

We believe a subtotal of customer-related fees provides a better view of income over which we have more direct control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses. Customer-related fees decreased $4 million from the third quarter of 2016. Service charges on deposit accounts decreased largely due to increased earnings credits on analyzed business accounts. Loan sales and servicing income declined primarily because loan sales volume was down from an unusually high amount in the third quarter of 2016 and a $2 million loss on a loan classified as held for sale in the most recent period. The year-to-date decline in loan sales and servicing income was due to similar factors. We continue to see steady improvement in credit card interchange fees and are growing our wealth management and trust businesses. We expect moderate growth in customer-related fees over the next twelve months.
Noninterest Expense

	Three Months Ended September 30,		Percent change	Nine Months Ended September 30,		Percent change
(Dollar amounts in millions)	2017	2016		2017	2016

Salaries and employee benefits	$253	$242	4.5%	$756	$742	1.9%
Occupancy, net	35	33	6.1	101	93	8.6
Furniture, equipment and software, net	32	29	10.3	96	92	4.3
Other real estate expense, net	(1)	—	NM	(1)	(2)	50.0
Credit-related expense	7	7	—	23	19	21.1
Provision for unfunded lending commitments	(4)	(3)	(33.3)	(6)	(13)	53.8
Professional and legal services	14	14	—	42	38	10.5
Advertising	6	6	—	17	17	—
FDIC premiums	15	12	25.0	40	28	42.9
Amortization of core deposit and other intangibles	2	2	—	5	6	(16.7)
Other	54	61	(11.5)	159	161	(1.2)
Total noninterest expense	$413	$403	2.5	$1,232	$1,181	4.3
Adjusted noninterest expense [1]	$414	$404	2.5	$1,225	$1,185	3.4
1 For information on non-GAAP financial measures see “GAAP to Non-GAAP Reconciliations” on page 5
We have previously forecast increases in noninterest expense for 2017. Noninterest expense increased by $10 million over the third quarter of 2016 and $51 million compared with the first nine months of 2016. Expenses increased in most areas, but were most impacted by higher FDIC premiums, salaries and benefits, and occupancy costs.
Salary and benefits expense was up $11 million from the third quarter of 2016, and $14 million year to date. Elevated noninterest expense in the third quarter of 2016 was partially offset by a lower accrual for incentive compensation; this reduction did not occur in the most recent quarter. In 2017, we have also experienced a higher volume of medical claims in the Company’s self-funded healthcare plan.
Occupancy expense increased $2 million from the third quarter of 2016, and increased $8 million compared with the first nine months of 2016. The increase was primarily due to damage to buildings caused by Hurricane Harvey. In the first quarter of 2017, we also placed a newly constructed office building into operation in Houston and have incurred additional depreciation and other transition expenses as a result. The Company has several signed leases with tenants, and as those tenants move in, we expect additional rental income to mostly offset the increase we have observed thus far in 2017.
We implemented the first release of the TCS BαNCS core servicing system during the second quarter. Associated amortization of the costs capitalized during development caused most of the $3 million variance from the third quarter of 2017 in furniture, equipment and software expense.
The Company’s provision for unfunded lending commitments has remained relatively steady over the past twelve months. We released $1 million more of our reserve through the provision for unfunded lending commitments

ZIONS BANCORPORATION AND SUBSIDIARIES

compared with the third quarter of 2016, and released $7 million less compared with the first nine months of 2016. Credit concerns in the oil and gas-related portfolio have stabilized as oil prices have rebounded. Refer to the Provision for Credit Losses section above for more details.
FDIC premium expense increased $3 million or 25.0% from the third quarter of 2016, and $12 million, or 42.9%, compared with the first nine months of 2016. Expense increased in both cases due to a higher deposit base and the FDIC surcharge. The FDIC approved a change in deposit insurance assessments that implemented a Dodd-Frank Act provision requiring banks with over $10 billion in assets to recapitalize the FDIC insurance fund to 1.35% over an eight-quarter period, after it reached a 1.15% reserve ratio. The 1.15% threshold was reached at the end of the second quarter of 2016 and the increased premium has been effective since then.
Other noninterest expense decreased $7 million over the third quarter of 2016 and $2 million, compared with the first nine months of 2016. A limited increase in losses due to Hurricane Harvey in the most recent quarter was more than offset by lower operational losses and legal reserves. No single item had a significant impact on the year-to-date variance.
Our goal is to limit adjusted noninterest expense growth to 2-3% in 2017 as we continue to invest in people and technology. For the first nine months of 2017, adjusted noninterest expense was $1.225 billion and we are committed to achieving our target. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items, which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of the efficiency ratio).
Income Taxes
Income tax expense for the third quarter of 2017 was $83 million, compared with $65 million for the same prior year period. The effective tax rates were 34.2% and 33.9% for the third quarters of 2017 and 2016, respectively. Income tax expense was $207 million for the first nine months of 2017 and $166 million for the first nine months of 2016. The effective tax rates for these year-to-date periods were 30.6% and 33.3%, respectively. Tax rates generally benefited from the nontaxability of certain income items. 2017 rates were further impacted by the following factors:

•	We reevaluated our state tax positions in the first quarter of 2017, which resulted in a one-time $14 million tax benefit.

•	We reduced income tax expense by $4 million in the second quarter of 2017 due to changes in the carrying value of various state deferred tax items.

•	We recorded an $8 million benefit in the first nine months of 2017, from the implementation of new accounting guidance related to stock-based compensation.
We had a net deferred tax asset (“DTA”) balance of $207 million at September 30, 2017, compared with $250 million at December 31, 2016. The decrease in the DTA resulted primarily from net charge-offs exceeding the provision for loan losses, the payout of accrued compensation, and the reduction of unrealized losses in other comprehensive income (“OCI”) related to securities. A decrease in deferred tax liabilities during 2017, which related to premises and equipment and the deferred gain on a prior period debt exchange, offset some of the overall decrease in DTA.
Preferred Dividends
Our preferred dividends decreased $2 million when compared with the third quarter of 2016 and $6 million, compared with the first nine months of 2016. In the second quarters of 2017 and 2016, the Company redeemed preferred stock of $144 million and $118 million, respectively. The total one-time reduction to net earnings applicable to common shareholders associated with preferred stock redemptions was $2 million for the 2017 redemption and $10 million for the 2016 redemption, primarily due to the accelerated recognition of preferred stock issuance costs.

ZIONS BANCORPORATION AND SUBSIDIARIES

As a result of these transactions, preferred dividends are expected to be $10 million in the fourth quarter of 2017 and the second quarter of 2018, and $8 million in the first and third quarters of 2018.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, while maintaining adequate levels of highly liquid assets. As a result of this goal we redeployed funds from lower-yielding money market investments, in addition to using wholesale borrowings, to purchase agency securities.
For information regarding the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields, see the average balance sheet on page 11.
Average interest-earning assets were $60.6 billion for the first nine months of 2017, compared with $55.7 billion for the first nine months of 2016. Average interest-earning assets as a percentage of total average assets for the first nine months of 2017 and 2016 were 93.4% and 93.7%, respectively.
Average loans were $43.2 billion and $41.9 billion for the first nine months of 2017 and 2016, respectively. Average loans as a percentage of total average assets for the first nine months of 2017 were 66.6%, compared with 70.4% in the same prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 61.0% to $1.6 billion for the first nine months of 2017, compared with $4.1 billion for the first nine months of 2016. Average securities increased by 63.7% for the first nine months of 2017, compared with the first nine months of 2016.
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenue for the Company. Refer to the “Liquidity Risk Management” section on page 34 for additional information on management of liquidity and funding and compliance with Basel III and Liquidity Coverage Ratio (“LCR”) requirements. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 20 of our 2016 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	September 30, 2017			December 31, 2016
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$747	$746	$743	$868	$868	$850
Available-for-sale
U.S. Treasury securities	25	25	25	—	—	—
U.S. Government agencies and corporations:
Agency securities	1,839	1,839	1,840	1,847	1,846	1,839
Agency guaranteed mortgage-backed securities	9,537	9,748	9,683	7,745	7,986	7,883
Small Business Administration loan-backed securities	2,055	2,281	2,291	2,066	2,298	2,288
Municipal securities	1,141	1,281	1,291	1,048	1,182	1,154
Other debt securities	25	25	25	25	25	24
	14,622	15,199	15,155	12,731	13,337	13,188
Money market mutual funds and other	87	87	87	184	184	184
	14,709	15,286	15,242	12,915	13,521	13,372
Total	$15,456	$16,032	$15,985	$13,783	$14,389	$14,222
The amortized cost of investment securities at September 30, 2017 increased by 11.4% from the balances at December 31, 2016, due to purchases of agency guaranteed mortgage-backed securities.
The investment securities portfolio includes $576 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. The purchase premiums and discounts for both held-to-maturity (“HTM”) and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest income in the period the principal is reduced. For the three and nine months ended September 30, 2017, premium amortization reduced the yield on securities by 89 and 90 bps, respectively, compared with a 117 bps and 110 bps impact for the same periods in 2016. The lower level of premium amortization was attributable to slower prepayment speeds. In addition, yields of floating-rate securities, primarily Small Business Administration (“SBA”) loan-backed securities, benefited from increases in reference indices.
As of September 30, 2017, under the GAAP fair value accounting hierarchy, 0.7% of the $15.2 billion fair value of the AFS securities portfolio was valued at Level 1, 99.3% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2016, 1.4% of the $13.4 billion fair value of AFS securities portfolio was valued at Level 1, 98.6% was valued at Level 2, and there were no Level 3 AFS securities. See Note 20 of our 2016 Annual Report on Form 10-K for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	September 30, 2017	December 31, 2016

Loans and leases	$1,073	$778
Held-to-maturity – municipal securities	746	868
Available-for-sale – municipal securities	1,292	1,154
Trading account – municipal securities	55	112
Unfunded lending commitments	156	182
Total direct exposure to municipalities	$3,322	$3,094
At September 30, 2017, one municipal loan with a balance of $1 million was on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and 80.6% of the outstanding credits were originated by CB&T, Zions Bank, and Vectra. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
Growth in municipal exposure came primarily from increases in loans and leases and municipal AFS securities portfolio. AFS securities generally consist of securities with investment-grade ratings from one or more major credit rating agencies.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at September 30, 2017 and December 31, 2016.
Loan Portfolio
For the first nine months of 2017 and 2016, average loans accounted for 66.6% and 70.4%, respectively, of total average assets. As presented in the following schedule, the largest category was commercial and industrial loans, which constituted 31.8% of our loan portfolio at September 30, 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

LOAN PORTFOLIO

	September 30, 2017		December 31, 2016
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,041	31.8%	$13,452	31.5%
Leasing	343	0.8	423	1.0
Owner-occupied	7,082	16.0	6,962	16.3
Municipal	1,073	2.4	778	1.8
Total commercial	22,539	51.0	21,615	50.6
Commercial real estate:
Construction and land development	2,170	4.9	2,019	4.7
Term	8,944	20.3	9,322	21.9
Total commercial real estate	11,114	25.2	11,341	26.6
Consumer:
Home equity credit line	2,745	6.2	2,645	6.2
1-4 family residential	6,522	14.8	5,891	13.8
Construction and other consumer real estate	558	1.3	486	1.2
Bankcard and other revolving plans	490	1.1	481	1.1
Other	188	0.4	190	0.5
Total consumer	10,503	23.8	9,693	22.8
Total net loans	$44,156	100.0%	$42,649	100.0%
Loan portfolio growth during the first nine months of 2017 was widespread across loan products and geographies with particular strength in consumer 1-4 family residential and commercial and industrial loans. The impact of these increases was partially offset by a decrease in our CRE term portfolio.
Commercial owner-occupied loans also increased during the first nine months of 2017; however, we experienced continued runoff and attrition of the National Real Estate portfolio. The National Real Estate business is a wholesale business that depends on loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
Other Noninterest-Bearing Investments
During the first nine months of 2017, the Company increased its short-term borrowings with the Federal Home Loan Bank (“FHLB”) by $2.8 billion. This increase required a further investment in FHLB activity stock, which consequently increased by $110 million during the year. Aside from this increase, other noninterest-bearing investments remained relatively stable as set forth in the following schedule.
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	September 30, 2017	December 31, 2016

Bank-owned life insurance	$504	$497
Federal Home Loan Bank stock	140	30
Federal Reserve stock	184	181
Farmer Mac stock	42	34
Small Business Investment Company investments	123	124
Non-Small Business Investment Company investment funds	12	15
Other	3	3
	$1,008	$884

ZIONS BANCORPORATION AND SUBSIDIARIES

Premises, Equipment and Software
Net premises, equipment and software increased $63 million, or 6.2%, during the first nine months of 2017 primarily due to capitalized costs associated with the development of a new corporate facility for Amegy Bank in Texas, major software purchases, and the capitalization of eligible costs related to the development of new lending, deposit and reporting systems.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first nine months of 2017 increased by 4.2%, compared with the first nine months of 2016, with average interest-bearing deposits increasing by 3.9% and average noninterest-bearing deposits increasing by 7.4%. The increases in interest and noninterest-bearing deposits were driven by increases in both personal and business customer balances. The ending interest-bearing deposits balance at September 30, 2017 decreased by 0.4% to $28.1 billion from $28.2 billion at June 30, 2017. The decrease in ending balance is mainly due to the natural daily volatility of deposits and certain customers sweeping funds off of our balance sheet to take advantage of higher rates in the capital markets. The average interest rate paid for interest-bearing deposits was 3 bps higher during the first nine months of 2017, compared with the first nine months of 2016.
Deposits at September 30, 2017, excluding time deposits $100,000 and over and brokered deposits, decreased slightly to $50.4 billion from $51.4 billion at December 31, 2016. The decrease was mainly due to a decrease in interest-bearing domestic savings and money market deposits.
Demand and savings and money market deposits were 94.4% and 94.8% of total deposits at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, total deposits included $1.3 billion and $0.9 billion, respectively, of brokered deposits.
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
Our credit risk management function is separate from the lending function and strengthens control over, and the independent evaluation of, credit activities. In addition, we have a well-defined set of standards for regularly evaluating our loan portfolio, and we utilize a comprehensive loan risk-grading system to determine the risk potential in the portfolio. Furthermore, the internal credit examination department, which is independent of the lending function, periodically conducts examinations of the Company’s lending departments and credit activities. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan risk-grading administration, and compliance with credit policies. New, expanded, or modified products and services, as well as new lines of business, are approved by the New Initiative Review Committee.
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
As we continue to monitor our concentration risk, the composition of our loan portfolio has slightly changed. Oil and gas-related loans represented 4.6% of the total loan portfolio at September 30, 2017, compared with 5.1% at December 31, 2016. Total commercial and CRE loans were 51.0% and 25.2% of the total portfolio at September 30, 2017, compared with 50.6% and 26.6%, at December 31, 2016, respectively. Consumer loans have grown to represent 23.8% of the total loan portfolio at September 30, 2017, compared with 22.8% at December 31, 2016.
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of September 30, 2017, the principal balance of these loans was $533 million, and the guaranteed portion of these loans was $403 million. Most of these loans were guaranteed by the SBA.
The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	September 30, 2017	Percent guaranteed	December 31, 2016	Percent guaranteed

Commercial	$502	75%	$519	75%
Commercial real estate	15	74	18	75
Consumer	16	92	17	92
Total loans	$533	76	$554	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

COMMERCIAL LENDING BY INDUSTRY GROUP

	September 30, 2017		December 31, 2016
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,726	12.1%	$2,624	12.1%
Retail trade [1]	2,269	10.0	2,145	9.9
Manufacturing	2,158	9.6	2,161	10.0
Finance and insurance	1,758	7.8	1,462	6.8
Wholesale trade	1,456	6.5	1,444	6.7
Healthcare and social assistance	1,444	6.4	1,538	7.1
Transportation and warehousing	1,341	6.0	1,300	6.0
Mining, quarrying and oil and gas extraction	1,270	5.6	1,403	6.5
Construction	1,111	4.9	1,076	5.0
Accommodation and food services	973	4.3	925	4.3
Other Services (except Public Administration)	939	4.2	881	4.1
Utilities [2]	885	3.9	783	3.6
Professional, scientific, and technical services	859	3.8	875	4.0
Other [3]	3,350	14.9	2,998	13.9
Total	$22,539	100.0%	$21,615	100.0%

[1]
At September 30, 2017, 82% of retail trade consist of motor vehicle and parts dealers, gas stations, grocery stores, building material suppliers, and direct-to-consumer retailers. For additional detail on our CRE retail exposure, see the Commercial Real Estate Loans section on page 25.

[2]	Includes primarily utilities, power, and renewable energy.

[3]	No other industry group exceeds 3.5%.
Oil and Gas-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction, manufacturing, and transportation and warehousing, contain certain loans we categorize as oil and gas-related. At September 30, 2017 and December 31, 2016, we had approximately $3.8 billion and $3.9 billion, respectively, of total oil and gas-related credit exposure. The distribution of oil and gas-related loans by customer market segment is shown in the following schedule:

ZIONS BANCORPORATION AND SUBSIDIARIES

OIL AND GAS-RELATED EXPOSURE 1

				3Q17 - 4Q16		3Q17 - 3Q16
(Dollar amounts in millions)	September 30, 2017	December 31, 2016	September 30, 2016	$	%	$	%
Loans and leases
Upstream – exploration and production	$784	$733	$752	$51	7%	$32	4%
Midstream – marketing and transportation	601	598	623	3	1	(22)	(4)
Downstream – refining	100	137	123	(37)	(27)	(23)	(19)
Other non-services	40	38	44	2	5	(4)	(9)
Oilfield services	412	500	596	(88)	(18)	(184)	(31)
Oil and gas service manufacturing	109	152	176	(43)	(28)	(67)	(38)
Total loan and lease balances [2]	2,046	2,158	2,314	(112)	(5)	(268)	(12)
Unfunded lending commitments	1,799	1,722	1,784	77	4	15	1
Total oil and gas credit exposure	$3,845	$3,880	$4,098	$(35)	(1)	$(253)	(6)
Private equity investments	$4	$7	$6	$(3)	(43)	$(2)	(33)
Credit quality measures [2]
Criticized loan ratio	29.8%	37.8%	41.8%
Classified loan ratio	24.0%	31.6%	33.1%
Nonaccrual loan ratio	10.2%	13.6%	15.0%
Ratio of nonaccrual loans that are current	67.9%	86.1%	87.3%
Net charge-off ratio, annualized [3]	1.2%	3.0%	7.1%

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
During the third quarter of 2017, our overall balance of oil and gas-related loans decreased by $112 million, or 5.2%, from year-end 2016, and decreased by $268 million, or 11.6%, from the third quarter of 2016. Oil and gas-related loans represented 4.6% of the total loan portfolio at September 30, 2017, compared with 5.1% at December 31, 2016 and 5.4% at September 30, 2016. Unfunded oil and gas-related lending commitments increased by $77 million, or 4.5% during the third quarter of 2017, from year-end 2016, and increased by $15 million, or 0.8%, from the third quarter of 2016. The increase in unfunded oil and gas-related lending commitments was primarily in the midstream portfolio.
Classified oil and gas-related credits decreased to $492 million at September 30, 2017, from $681 million at December 31, 2016. Oil and gas-related loan net charge-offs were $6 million in the third quarter of 2017, predominantly in the oil and gas services portfolio, compared with $16 million in the fourth quarter of 2016 and $41 million in the third quarter of 2016.
Nonaccruing oil and gas-related loans decreased by $85 million from the fourth quarter of 2016, primarily in the oil and gas services portfolio. Approximately 68% of oil and gas-related nonaccruing loans were current as to principal and interest payments at September 30, 2017, which declined from 86% at December 31, 2016.
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
We participate as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which generally consist of larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is 80% of the upstream portfolio, 80% of the midstream portfolio, and 46% of the oil and gas services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, we provide ancillary banking services to these borrowers, further evidencing this direct relationship. The results of the recent SNC exam are reflected in our financial statements.
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
When establishing the level of the ACL, we consider multiple factors, including reduced drilling activity and additional capital raises by borrowers and their sponsors. The ACL related to the oil and gas portfolio remains above 7% for the third quarter of 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	9/30/2017	$1,042	$2,987	$430	$567	$1,642	$1,325	$419	$532	$8,944	80.5%
% of loan type		11.7%	33.4%	4.8%	6.3%	18.4%	14.8%	4.7%	5.9%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2017	0.1%	—%	—%	0.2%	0.1%	0.1%	—%	0.6%	0.1%
	12/31/2016	0.1%	—%	—%	0.7%	—%	0.1%	0.1%	0.1%	0.1%
≥ 90 days	9/30/2017	0.2%	0.1%	—%	—%	0.1%	0.1%	0.2%	0.5%	0.1%
	12/31/2016	0.2%	0.4%	—%	—%	—%	0.1%	—%	1.2%	0.2%
Accruing loans past due 90 days or more	9/30/2017	$—	$2	$—	$—	$—	$—	$—	$—	$2
	12/31/2016	—	10	—	—	—	2	—	—	12
Nonaccrual loans	9/30/2017	$7	$8	$1	$3	$17	$1	$1	$3	$41
	12/31/2016	8	11	—	2	1	—	7	—	29
Residential construction and land development
Balance outstanding	9/30/2017	$30	$286	$54	$4	$225	$36	$5	$5	$645	5.8%
% of loan type		4.6%	44.3%	8.4%	0.6%	34.9%	5.6%	0.8%	0.8%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2017	—%	0.1%	—%	—%	1.6%	—%	—%	—%	0.6%
	12/31/2016	1.8%	—%	—%	—%	0.3%	—%	—%	—%	0.2%
≥ 90 days	9/30/2017	—%	—%	—%	—%	0.6%	—%	—%	—%	0.2%
	12/31/2016	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	9/30/2017	$—	$—	$—	$—	$1	$—	$—	$—	$1
	12/31/2016	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2016	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	9/30/2017	$116	$315	$108	$94	$486	$260	$102	$44	$1,525	13.7%
% of loan type		7.6%	20.6%	7.1%	6.2%	31.9%	17.0%	6.7%	2.9%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2017	—%	0.8%	—%	—%	—%	—%	—%	—%	0.2%
	12/31/2016	—%	—%	—%	0.9%	—%	2.5%	—%	—%	0.5%
≥ 90 days	9/30/2017	—%	—%	—%	—%	—%	1.9%	—%	—%	0.3%
	12/31/2016	—%	—%	—%	—%	0.4%	—%	—%	—%	0.2%
Accruing loans past due 90 days or more	9/30/2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2016	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2017	$—	$—	$—	$—	$—	$5	$—	$—	$5
	12/31/2016	—	—	—	—	2	5	—	—	7
Total construction and land development	9/30/2017	$146	$601	$162	$98	$711	$296	$107	$49	$2,170
Total commercial real estate	9/30/2017	$1,188	$3,588	$592	$665	$2,353	$1,621	$526	$581	$11,114	100.0%

[1]	No other geography exceeds $67 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.
Approximately 21% of the CRE term loans consist of mini-perm loans as of September 30, 2017. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to

ZIONS BANCORPORATION AND SUBSIDIARIES

seven years. The remaining 79% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $134 million, or 9%, of the commercial construction and land development portfolio at September 30, 2017 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects.
Of the total CRE loan portfolio we categorize $1.9 billion as retail property. At September 30, 2017, approximately $339 million, or 18%, of the retail CRE loans are secured by regional shopping centers.
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
A decrease in oil and gas prices could potentially produce an adverse impact on our CRE loan portfolio within Texas. However, based upon generally strong equity and cash flow coverage levels, and sponsor support for the various properties, we do not expect a material amount of losses within this portfolio for the remainder of 2017. Our largest CRE credit exposures in Texas are to the multi-family, office, and retail sectors. As of September 30, 2017, the CRE loan portfolio mix in Texas is 68% commercial term, 19% commercial construction, 10% residential construction, and 3% land development.
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
We are engaged in Home Equity Credit Line (“HECL”) lending. At September 30, 2017, our HECL portfolio totaled $2.7 billion, compared with $2.6 billion at December 31, 2016. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	September 30, 2017	December 31, 2016

Secured by first deeds of trust	$1,396	$1,383
Secured by second (or junior) liens	1,349	1,262
Total	$2,745	$2,645
At September 30, 2017, loans representing approximately 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination,

ZIONS BANCORPORATION AND SUBSIDIARIES

underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 91% of our HECL portfolio is still in the draw period, and approximately 24% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The ratio of net charge-offs to average balances for the first nine months of 2017 and 2016 for the HECL portfolio was (0.01)% and 0.02%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned decreased to 1.06% at September 30, 2017, compared with 1.34% at December 31, 2016.
Total nonaccrual loans at September 30, 2017 decreased $104 million from December 31, 2016, primarily in the commercial and industrial loan portfolio. However, nonaccrual loans slightly increased in the commercial owner-occupied and commercial real estate term loan portfolios. The largest total decrease in nonaccrual loans occurred at Amegy.
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
The following schedule sets forth our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	September 30, 2017	December 31, 2016

Nonaccrual loans [1]	$465	$569
Other real estate owned	3	4
Total nonperforming assets	$468	$573
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	1.06%	1.34%
Accruing loans past due 90 days or more	$30	$36
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.07%	0.08%
Nonaccrual loans and accruing loans past due 90 days or more	$495	$605
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	1.12%	1.41%
Accruing loans past due 30-89 days	$99	$126
Nonaccrual loans[1] current as to principal and interest payments	57%	74%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs decreased $3 million, or 1.2%, during the first nine months of 2017. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	September 30, 2017	December 31, 2016

Restructured loans – accruing	$133	$151
Restructured loans – nonaccruing	115	100
Total	$248	$251
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016

Balance at beginning of period	$304	$315	$251	$297
New identified TDRs and principal increases	7	40	163	142
Payments and payoffs	(45)	(35)	(117)	(107)
Charge-offs	(4)	(24)	(17)	(29)
No longer reported as TDRs	—	—	(4)	(7)
Sales and other	(14)	(1)	(28)	(1)
Balance at end of period	$248	$295	$248	$295
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	Nine Months Ended September 30, 2017	Twelve Months Ended December 31, 2016	Nine Months Ended September 30, 2016

Loans and leases outstanding (net of unearned income)	$44,156	$42,649	$42,540
Average loans and leases outstanding (net of unearned income)	$43,218	$42,062	$41,868
Allowance for loan losses:
Balance at beginning of period	$567	$606	$606
Provision charged to earnings	35	93	95
Charge-offs:
Commercial	(98)	(170)	(138)
Commercial real estate	(6)	(12)	(10)
Consumer	(13)	(16)	(11)
Total	(117)	(198)	(159)
Recoveries:
Commercial	36	43	36
Commercial real estate	12	14	12
Consumer	8	9	7
Total	56	66	55
Net loan and lease charge-offs	(61)	(132)	(104)
Balance at end of period	$541	$567	$597
Ratio of annualized net charge-offs to average loans and leases	0.19%	0.31%	0.33%
Ratio of allowance for loan losses to net loans and leases, at period end	1.23%	1.33%	1.40%
Ratio of allowance for loan losses to nonaccrual loans, at period end	120%	107%	103%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	112%	100%	98%
The total ALLL decreased during the first nine months of 2017 by $26 million as a result of credit quality improvements in the total loan portfolio.
The RULC represents a reserve for potential losses associated with off-balance-sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At September 30, 2017, the reserve decreased by $6 million compared with December 31, 2016, also as a result of credit quality improvements in the total loan portfolio, and decreased by $3 million from September 30, 2016.
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
The Company’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Company, including interest rate and market risk management. The Board has established the Asset/Liability Committee (“ALCO”) consisting of members of management, to which it has delegated the

ZIONS BANCORPORATION AND SUBSIDIARIES

responsibility of managing interest rate and market risk for the Company. ALCO establishes and periodically revises policy limits and reviews with the ROC the limits and limit exceptions reported by management.
Interest Rate Risk
Interest rate risk is one of the most significant risks to which we are regularly exposed. In general, our goal in managing interest rate risk is to manage balance sheet sensitivity to reduce net income volatility due to changes in interest rates.
Over the course of the last year, we have actively reduced the level of asset sensitivity through the purchase of short-to-medium duration agency pass-through securities and funding these purchases by reducing money market investments and increasing short-term borrowings. This repositioning of the investment portfolio has increased current net interest income while dampening the impact of higher rates on net interest income growth. We continue to anticipate higher net interest income in a rising rate environment as our assets reprice more quickly than our liabilities.
As most of our liabilities are comprised of indeterminate maturity and managed rate deposits, behavioral assumptions for these deposits have a significant impact on our projected interest rate risk. We have historically reported two sets of deposit assumptions, fast and slow, to reflect the uncertainty of deposit behavior and its impact on interest rate risk. We have recently updated our deposit models and now disclose interest rate risk for only a single set of deposit behavioral assumptions. The newly implemented method differs from prior methods primarily in the way we treat commercial checking deposits and in the manner by which we determine the portion of deposits that are core deposits. For commercial checking deposits, we have separated the balances into a core amount that is operational or that compensates for billed services, and a complementary excess balance. The excess balance is modeled with a high attrition rate, whereas the core balance runs off more slowly. For other deposit types, the core balance is determined by the average balance over a longer-term horizon, typically 24 to 48 months, and excess balances are modeled with a high attrition rate.
Interest Rate Risk Measurement
We monitor interest rate risk through the use of two complementary measurement methods: net interest income simulation, or Earnings at Risk (“EaR”), and Economic Value of Equity at Risk (“EVE”). Earnings at Risk analyzes the expected change in net interest income in response to changes in interest rates. In the EVE method, we measure the expected changes in the fair value of equity in response to changes in interest rates.
Earnings at Risk is an estimate of the change in total net interest income that would be recognized under different rate environments. Earnings at Risk is measured assuming several parallel and nonparallel interest rate shifts across the yield curve, taking into account deposit repricing assumptions and estimates of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower rate environment). Our policy contains a trigger for a 10% decline in rate sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps.
EVE is calculated as the fair value of all assets minus the fair value of liabilities. We measure changes in the dollar amount of EVE for parallel shifts in interest rates. Due to embedded optionality and asymmetric rate risk, changes in EVE can be useful in quantifying risks not apparent for small rate changes. Examples of such risks may include out-of-the-money interest rate caps (or limits) on loans, which have little effect under small rate movements but may become important if large rate changes were to occur, or substantial prepayment deceleration for low-rate mortgages in a higher-rate environment. Our policy contains a trigger for an 8% decline in EVE as well as a risk capacity of a 10% decline if rates were to immediately rise or fall in parallel by 200 bps. Exceptions to the EVE limits are subject to notification and approval by the ROC.
Estimating the impact on net interest income and EVE requires that we assess a number of variables and make various assumptions in managing our exposure to changes in interest rates. The assessments address deposit withdrawals and deposit product migration (e.g., customers moving money from checking accounts to certificates of deposit), competitive pricing (e.g., existing loans and deposits are assumed to roll into new loans and deposits at

ZIONS BANCORPORATION AND SUBSIDIARIES

similar spreads relative to benchmark interest rates), loan and security prepayments, and the effects of other similar embedded options. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, we also calculate the sensitivity of EaR and EVE results to key assumptions. The modeled results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings and money market accounts, and also to prepayment assumptions used for loans with prepayment options. We use historical regression analysis as a guide to setting such assumptions; however, due to the current low interest rate environment, which has little historical precedent, estimated deposit behavior may not reflect actual future results. Additionally, competition for funding in the marketplace has and may again result in changes to deposit pricing on interest-bearing accounts that are greater or less than changes in benchmark interest rates such as LIBOR or the federal funds rate.
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

	September 30, 2017
	New Deposit Method
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.3%	3.3%
Money market	1.5%	1.3%
Savings and interest-on-checking	2.7%	2.4%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
EARNINGS AT RISK – CHANGE IN NET INTEREST INCOME

	September 30, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(3.8)%	—%	2.9%	5.8%	8.5%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest bearing deposits, the weighted average modeled beta is 36%. If the weighted average deposit beta increased to 46% it would decrease the EaR in the +200bp shock from 5.8% to 3.3%.
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. During the past year, an increase in short-term rates has led to a flatter yield curve as longer-term rates have not increased at the same pace as short-term rates. If we consider a flattening rate shock

ZIONS BANCORPORATION AND SUBSIDIARIES

where the short-term rate moves +200bp but the ten-year rate only moves +30bp, the increase in earnings is 31% lower over 12 months compared with the parallel +200bp rate shock.
For comparative purposes, the December 31, 2016 measures as presented in the following schedule have been recalculated using the new methodology.

	December 31, 2016
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(4.9)%	—%	3.6%	7.6%	11.5%

[1]	Assumes rates cannot go below zero in the negative rate shift.
The asset sensitivity as measured by EaR declined due to continued purchases of medium-term securities funded through reductions in money market investments and increases in short-term borrowings.
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest bearing deposits, the weighted average modeled beta is 36%. If the weighted average deposit beta increased to 46% it would decrease the EVE in the +200bp shock from 1.1% to -1.4%.

	September 30, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	1.6%	—%	0.8%	1.1%	1.3%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2016 measures as presented in the following schedule have been recalculated using the new methodology. The changes in EVE measures are driven by the same factors as those in our income simulation.

	December 31, 2016
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Economic Value of Equity	0.3%	—%	1.2%	2.9%	4.9%

[1]	Assumes rates cannot go below zero in the negative rate shift.
Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At September 30, 2017, $19.7 billion of the Company’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 65% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $1.1 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $0.3 billion of variable-rate loans being priced at floored rates at September 30, 2017, which were above the “index plus spread” rate by an average of 45 bps. At September 30, 2017, we also had $3.2 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $0.2 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 32 bps.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

At September 30, 2017, we had a relatively small amount, $56 million, of trading assets and $49 million of securities sold, not yet purchased, compared with $115 million and $25 million, respectively, at December 31, 2016.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the third quarter of 2017, the after-tax change in AOCI attributable to AFS securities decreased by $47 million, due largely to changes in the interest rate environment, compared with a $11 million decrease in the same prior year period.
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
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various Small Business Investment Company (“SBIC”) venture capital funds. Our equity exposure to these investments was approximately $123 million and $124 million at September 30, 2017 and December 31, 2016, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment which can introduce additional market risk. During the third quarter of 2017 we sold the remaining amount of our most significant publicly traded direct investment and as of September 30, 2017 we had an insignificant amount of publicly traded stocks as part of our direct SBIC investments.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $12 million at September 30, 2017 and $13 million at December 31, 2016.
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
As of September 30, 2017, such prohibited PEIs amounted to $4 million, with an additional $4 million of unfunded commitments (see Note 5 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

our capital plan actions and our anticipated financial and contractual obligations which include withdrawals by depositors, debt and capital service requirements, and lease obligations. The management of liquidity and funding is performed centrally for the Parent and jointly by the Parent and bank management for its subsidiary bank.
Overseeing liquidity management is the responsibility of ALCO, which implements a Board-approved corporate Liquidity and Funding Policy. This policy addresses monitoring and maintaining adequate liquidity, diversifying funding positions, and anticipating future funding needs. The policy also includes liquidity ratio guidelines, such as the “time-to-required funding” and LCR, that are used to monitor the liquidity positions of the Parent and ZB, N.A., as well as various stress test and liquid asset measurements for the Parent and ZB, N.A.
The Company has adopted policy limits that govern liquidity risk. The policy requires the Company to maintain a buffer of highly liquid assets sufficient to cover cash outflows in the event of a severe liquidity crisis. The Company targets a buffer of highly liquid assets at the Parent to cover 18-24 months of cash outflows under a scenario with limited cash inflows, and maintains a minimum policy limit of not less than 12 months. Throughout the first nine months of 2017 and as of September 30, 2017, the Company complied with this policy. More information regarding the Company’s liquidity risk management process is contained in “Liquidity Risk Management” under “Overview” in our 2016 Annual Report on Form 10-K.
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
The Enhanced Prudential Standards for liquidity management (Reg. YY) require us to conduct monthly liquidity stress tests. These tests incorporate scenarios designed by us, require a buffer of highly liquid assets sufficient to cover 30-day funding needs under the stress scenarios, and are subject to review by the FRB. The Company’s internal liquidity stress-testing program as contained in its policy complies with these requirements and includes monthly liquidity stress testing using a set of internally generated scenarios representing severe liquidity constraints over a 12-month horizon.
Liquidity Management Actions
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries was $1.7 billion at September 30, 2017 compared with $2.0 billion at June 30, 2017 and $2.5 billion at December 31, 2016. The $0.8 billion decrease during the first nine months of 2017 resulted primarily from (1) an increase in investment securities, (2) net loan originations and purchases, (3) a net decrease in deposits, (4) repurchase of our common stock, (5) repayment of long-term debt, (6) repurchase and redemption of our preferred stock, and (7) dividends on common and preferred stock. These decreases were partially offset by short-term FHLB borrowings and net cash provided by operating activities.

ZIONS BANCORPORATION AND SUBSIDIARIES

During the first nine months of 2017, our HTM and AFS investment securities increased by $1.7 billion. This increase was primarily due to purchases of short-to-medium duration agency guaranteed mortgage-backed securities. Prior to the second quarter of 2017, we were adding to our investment portfolio during the past couple of years to increase our HQLA position in light of the new LCR rules and more broadly, to manage balance sheet liquidity more effectively. However, during the second and third quarters of 2017, our HTM and AFS investment securities decreased by $432 million, and we expect the size of the investment portfolio to be generally stable during the next several quarters.
During the first nine months of 2017 we made cash payments totaling $153 million for our long-term debt which matured and did not incur any new long-term debt during the same time period. See Note 8 for additional detail about debt maturities. During the first nine months of 2017, we also increased our short-term debt with the FHLB by $2.8 billion, and had $3.3 billion outstanding as of September 30, 2017.
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
Cash and interest-bearing deposits held as investments at the Parent decreased to $0.3 billion at September 30, 2017 compared with $0.4 billion at June 30, 2016 and $0.5 billion at December 31, 2016. This $0.2 billion decrease for the first nine months of 2017 resulted primarily from (1) repurchase of our common stock, (2) repayment of long-term debt, (3) repurchase and redemption of our preferred stock and (4) dividends on our common and preferred stock. This decrease in cash was partially offset by common dividends and return of common equity and preferred dividends received by the parent from its subsidiary bank.
At September 30, 2017, maturities of our long-term senior and subordinated debt ranged from June 2023 to September 2028.
During the first nine months of 2017, the Parent received common dividends and return of common equity totaling $384 million and dividends on preferred stock totaling $39 million. During the first nine months of 2016, our subsidiary bank accrued $125 million of common dividends and return of common equity that has since been paid to the Parent and did not receive dividends on its preferred stock. At September 30, 2017, ZB, N.A. had approximately $453 million available for the payment of dividends to the parent under current capital regulations. The dividends that ZB, N.A. can pay are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Parent and its subsidiary bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company and ZB, N.A. did not change during the first nine months of 2017, except S&P and Kroll upgraded their outlooks for both the Parent and ZB, N.A. from Stable to Positive. The credit rating agencies all rate the Parent’s and ZB, N.A.’s senior debt at an investment-grade level. In addition, Kroll rates the Company’s subordinated debt at an investment-grade level, while S&P rates the Company’s subordinated debt as noninvestment-grade.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the Parent’s balance sheets as of September 30, 2017, December 31, 2016, and September 30, 2016.
PARENT ONLY CONDENSED BALANCE SHEETS

(In millions)	September 30, 2017	December 31, 2016	September 30, 2016
ASSETS
Cash and due from banks	$2	$2	$—
Interest-bearing deposits	331	529	415
Investment securities:
Available-for-sale, at fair value	37	40	41
Other noninterest-bearing investments	35	29	29
Investments in subsidiaries:
Commercial bank	7,697	7,570	7,617
Other subsidiaries	6	6	81
Other assets	73	81	153
Total assets	$8,181	$8,257	$8,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$38	$89	$87
Subordinated debt to affiliated trusts	—	—	36
Long-term debt:
Due to others	382	534	534
Total liabilities	420	623	657
Shareholders’ equity:
Preferred stock	566	710	709
Common stock	4,552	4,725	4,748
Retained earnings	2,700	2,321	2,212
Accumulated other comprehensive income (loss)	(57)	(122)	10
Total shareholders’ equity	7,761	7,634	7,679
Total liabilities and shareholders’ equity	$8,181	$8,257	$8,336
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $16 million during the first nine months of 2017 from $25 million during the first nine months of 2016 due to the maturity and repayment of debt during 2017 and 2016. Additionally, the Parent paid approximately $89 million of total dividends on preferred stock and common stock for the first nine months of 2017 compared to $81 million for the first nine months of 2016.
Subsidiary Bank Liquidity
ZB, N.A.’s primary source of funding is its core deposits, consisting of demand, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio was 84.8% at September 30, 2017 compared with 83.4% at June 30, 2017 and 80.1% at December 31, 2016, reflecting loan growth and a decrease in deposits during the first nine months of 2017.
Total deposits decreased by $1.1 billion to $52.1 billion at September 30, 2017, compared with $53.2 billion at December 31, 2016. This decrease was a result of a $1.2 billion decrease in savings and money market deposits and a $0.1 billion decrease in noninterest-bearing demand deposits. The decrease was partially offset by a $0.2 billion increase in time deposits. Also, during the first quarter of 2017, ZB, N.A. redeployed approximately $2.6 billion of cash to short-to-medium duration agency guaranteed mortgage-backed securities. ZB, N.A.’s long-term senior debt ratings were the same as the Parent, except Standard & Poor’s was BBB and Kroll’s was BBB+, compared to BBB- for Standard & Poor’s and BBB for Kroll for the Parent.
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
At September 30, 2017, the amount available for additional FHLB and Federal Reserve borrowings was approximately $15.1 billion, compared with $17.1 billion at December 31, 2016. Loans with a carrying value of approximately $25.4 billion at September 30, 2017 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings compared with $24.0 billion at December 31, 2016. At September 30, 2017, we had $3.3 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $500 million of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2016. At September 30, 2017, our total investment in FHLB and Federal Reserve stock was $140 million and $184 million, respectively, compared with $30 million and $181 million at December 31, 2016.
Our investment activities can provide or use cash, depending on the asset-liability management posture taken. During the first nine months of 2017, HTM and AFS investment securities’ activities resulted in a net increase in investment securities and a net $2.1 billion decrease in cash, compared with a net $2.9 billion decrease in cash for the first nine months of 2016, reflecting our purchase of HQLA during the first quarter of 2017.
Maturing balances in ZB, N.A.’s loan portfolios also provide additional flexibility in managing cash flows. Lending and purchase activity for the first nine months of 2017 resulted in a net cash outflow of $1.5 billion compared with a net cash outflow of $2.0 billion for the first nine months of 2016.
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
We submitted our stress test results and 2017 capital plan to the FRB on April 5, 2017. On June 28, 2017, the Board of Governors of the Federal Reserve System notified Zions Bancorporation that the Federal Reserve does not object to Zions Bancorporation’s Board-approved 2017 capital plan. Our capital plan for the period spanning July 1, 2017 through June 30, 2018 includes up to $465 million of common stock repurchases and approximately $140 million of common stock dividends as follows.

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
As planned, our quarterly dividend on common stock increased to $0.12 per share during the third quarter of 2017. The quarterly dividend had been $0.08 per share since the third quarter of 2016. The Company has repurchased $115 million of our common stock at an average price of $45.45 per share under the 2017 capital plan and $180 million of our common stock at an average price of $35.66 per share under the 2016 capital plan. The Company has $350 million of buyback capacity remaining in its 2017 capital plan.
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
We met all capital adequacy requirements under the Basel III Capital Rules based upon phase-in rules as of September 30, 2017, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
Capital Management Actions
Total shareholders’ equity increased by $0.2 billion to $7.8 billion at September 30, 2017 from $7.6 billion at December 31, 2016. The increase in total shareholders’ equity is primarily due to net income of $469 million and a $65 million increase in the fair value of our AFS securities due largely to changes in the interest rate environment. These increases are partially offset by repurchases of our common stock under our buyback program totaling $205 million and $144 million paid to redeem our Series F preferred stock.
During the latter part of 2016, the market price of our common stock increased above the exercise price of common stock warrants on our common stock. As of September 2017, we have 5.8 million common stock warrants at an exercise price of $36.27 per share which expire on November 14, 2018 and 29.3 million common stock warrants at an exercise price of $35.61 per share which expire on May 22, 2020. The following schedule presents the diluted shares from common stock warrants at various Zions Bancorporation common stock market prices as of August 24, 2017, excluding the effect of future changes in exercise cost and warrant share multiplier from the payment of common stock dividends.
IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation Common Stock Market Price	Diluted Shares (000s)

$35.00	0
40.00	4,590
45.00	8,070
50.00	10,854
55.00	13,132

ZIONS BANCORPORATION AND SUBSIDIARIES

We paid $57 million in dividends on common stock during the first nine months of 2017 compared with $41 million during the first nine months of 2016. During its October 2017 meeting, the Board of Directors declared a quarterly dividend of $0.16 per common share payable on November 22, 2017 to shareholders of record on November 15, 2017. We paid dividends on preferred stock of $32 million for the first nine months of 2017 compared to $40 million during the first nine months of 2016. See Note 8 for additional detail about capital management transactions during the first nine months of 2017.
Capital Ratios
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The following schedule shows the Company’s capital and performance ratios as of September 30, 2017, December 31, 2016, and September 30, 2016.
CAPITAL RATIOS

	September 30, 2017	December 31, 2016	September 30, 2016

Tangible common equity ratio[1]	9.57%	9.49%	9.91%
Tangible equity ratio[1]	10.45%	10.63%	11.09%
Average equity to average assets (three months ended)	11.93%	12.48%	12.81%
Basel III risk-based capital ratios[2]:
Common equity tier 1 capital	12.22%	12.07%	12.04%
Tier 1 leverage	10.58%	11.09%	11.27%
Tier 1 risk-based	13.33%	13.49%	13.48%
Total risk-based	14.99%	15.24%	15.31%
Return on average common equity (three months ended)	8.3%	7.1%	6.7%
Return on average tangible common equity (three months ended)[1]	9.8%	8.4%	7.9%

[1]	See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding these ratios.

[2]	Based on the applicable phase-in periods.
At September 30, 2017, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.8 billion and 7.7 billion, respectively, compared with $6.7 billion and $7.6 billion, respectively, at December 31, 2016. A more comprehensive discussion of our capital management is contained in our 2016 Annual Report on Form 10-K.

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and due from banks	$541	$737
Money market investments:
Interest-bearing deposits	765	1,411
Federal funds sold and security resell agreements	467	568
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $743 and $850)	746	868
Available-for-sale, at fair value	15,242	13,372
Trading account, at fair value	56	115
Total investment securities	16,044	14,355
Loans held for sale	71	172
Loans and leases, net of unearned income and fees	44,156	42,649
Less allowance for loan losses	541	567
Loans held for investment, net of allowance	43,615	42,082
Other noninterest-bearing investments	1,008	884
Premises, equipment and software, net	1,083	1,020
Goodwill	1,014	1,014
Core deposit and other intangibles	3	8
Other real estate owned	3	4
Other assets	950	984
Total Assets	$65,564	$63,239
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$24,011	$24,115
Interest-bearing:
Savings and money market	25,179	26,364
Time	2,909	2,757
Total deposits	52,099	53,236
Federal funds and other short-term borrowings	4,624	827
Long-term debt	383	535
Reserve for unfunded lending commitments	59	65
Other liabilities	638	942
Total liabilities	57,803	55,605
Shareholders’ equity:
Preferred stock, without par value, authorized 4,400 shares	566	710
Common stock, without par value; authorized 350,000 shares; issued and outstanding 199,712 and 203,085 shares	4,552	4,725
Retained earnings	2,700	2,321
Accumulated other comprehensive income (loss)	(57)	(122)
Total shareholders’ equity	7,761	7,634
Total liabilities and shareholders’ equity	$65,564	$63,239
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In millions, except shares and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$468	$437	$1,370	$1,291
Interest on money market investments	5	5	14	18
Interest on securities	84	49	246	143
Total interest income	557	491	1,630	1,452
Interest expense:
Interest on deposits	15	13	43	36
Interest on short- and long-term borrowings	20	9	48	30
Total interest expense	35	22	91	66
Net interest income	522	469	1,539	1,386
Provision for loan losses	5	19	35	95
Net interest income after provision for loan losses	517	450	1,504	1,291
Noninterest income:
Service charges and fees on deposit accounts	42	45	127	128
Other service charges, commissions and fees	55	54	160	156
Wealth management income	11	10	30	27
Loan sales and servicing income	6	11	19	29
Capital markets and foreign exchange	8	6	21	16
Customer-related fees	122	126	357	356
Dividends and other investment income	9	9	31	20
Securities gains, net	5	8	13	11
Other	3	2	3	1
Total noninterest income	139	145	404	388
Noninterest expense:
Salaries and employee benefits	253	242	756	742
Occupancy, net	35	33	101	93
Furniture, equipment and software, net	32	29	96	92
Other real estate expense, net	(1)	—	(1)	(2)
Credit-related expense	7	7	23	19
Provision for unfunded lending commitments	(4)	(3)	(6)	(13)
Professional and legal services	14	14	42	38
Advertising	6	6	17	17
FDIC premiums	15	12	40	28
Amortization of core deposit and other intangibles	2	2	5	6
Other	54	61	159	161
Total noninterest expense	413	403	1,232	1,181
Income before income taxes	243	192	676	498
Income taxes	83	65	207	166
Net income	160	127	469	332
Preferred stock dividends	(8)	(10)	(30)	(36)
Preferred stock redemption	—	—	(3)	(10)
Net earnings applicable to common shareholders	$152	$117	$436	$286
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	200,332	204,312	201,493	204,180
Diluted shares (in thousands)	209,106	204,714	209,366	204,425
Net earnings per common share:
Basic	$0.75	$0.57	$2.14	$1.39
Diluted	0.72	0.57	2.06	1.39
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016

Net income for the period	$160	$127	$469	$332
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(8)	(11)	65	54
Net unrealized gains on other noninterest-bearing investments	—	2	2	2
Net unrealized holding gains (losses) on derivative instruments	—	(3)	—	14
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	—	(2)	(2)	(5)
Pension and postretirement	—	—	—	(1)
Other comprehensive income (loss)	(8)	(14)	65	64
Comprehensive income	$152	$113	$534	$396
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2016	$710	203,085	$4,725	$2,321	$(122)	$7,634
Net income for the period				469		469
Other comprehensive income, net of tax					65	65
Preferred stock redemption	(144)		2	(2)		(144)
Company common stock repurchased		(4,689)	(205)			(205)
Net activity under employee plans and related tax benefits		1,316	30			30
Dividends on preferred stock				(30)		(30)
Dividends on common stock, $0.28 per share				(58)		(58)
Balance at September 30, 2017	$566	199,712	$4,552	$2,700	$(57)	$7,761

Balance at December 31, 2015	$828	204,417	$4,767	$1,967	$(55)	$7,507
Net income for the period				332		332
Other comprehensive income, net of tax					64	64
Preferred stock redemption	(118)		2	(10)		(126)
Company common stock repurchased		(1,469)	(45)			(45)
Net activity under employee plans and related tax benefits		902	24			24
Dividends on preferred stock				(36)		(36)
Dividends on common stock, $0.20 per share				(41)		(41)
Change in deferred compensation				—		—
Balance at September 30, 2016	$710	203,850	$4,748	$2,212	$9	$7,679
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$160	$127	$469	$332
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1	16	29	82
Depreciation and amortization	47	34	131	88
Share-based compensation	4	6	21	22
Deferred income tax expense (benefit)	(4)	2	4	(9)
Net decrease (increase) in trading securities	5	11	59	(60)
Net decrease (increase) in loans held for sale	(18)	(12)	71	(9)
Change in other liabilities	84	52	63	215
Change in other assets	(42)	(4)	(9)	(222)
Other, net	(10)	(19)	(35)	(24)
Net cash provided by operating activities	227	213	803	415
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	363	(389)	748	3,563
Proceeds from maturities and paydowns of investment securities held-to-maturity	83	34	249	66
Purchases of investment securities held-to-maturity	(54)	(35)	(127)	(235)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	615	683	1,775	3,257
Purchases of investment securities available-for-sale	(535)	(1,607)	(4,001)	(5,974)
Net change in loans and leases	(475)	(58)	(1,511)	(1,956)
Net change in other noninterest-bearing investments	14	(26)	(89)	(29)
Purchases of premises and equipment	(39)	(51)	(133)	(143)
Proceeds from sales of other real estate owned	3	6	7	15
Other, net	1	2	5	5
Net cash used in investing activities	(24)	(1,441)	(3,077)	(1,431)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(278)	575	(1,136)	496
Net change in short-term funds borrowed	(718)	845	1,297	768
Proceeds from debt over 90 days and up to one year	1,850	—	3,600	—
Repayments of debt over 90 days and up to one year	(850)	—	(1,100)	—
Cash paid for preferred stock redemption	—	—	(144)	(126)
Repayments of long-term debt	—	(129)	(153)	(244)
Proceeds from the issuance of common stock	2	5	20	8
Dividends paid on common and preferred stock	(34)	(31)	(89)	(81)
Company common stock repurchased	(115)	(45)	(217)	(51)
Other, net	—	1	—	1
Net cash provided by (used in) financing activities	(143)	1,221	2,078	771
Net increase (decrease) in cash and due from banks	60	(7)	(196)	(245)
Cash and due from banks at beginning of period	481	560	737	798
Cash and due from banks at end of period	$541	$553	$541	$553
Cash paid for interest	$27	$18	$79	$61
Net cash paid for income taxes	84	53	206	154
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	1	6	5	13
Loans held for investment reclassified to loans held for sale, net	1	40	14	36
Available-for-sale securities purchased, not settled	25	—	81	—
Held-to-maturity securities purchased, not settled	—	—	31	—
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

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
Operating results for the nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2016 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2016 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
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
January 1, 2018
We do not have a significant amount of equity securities classified as available-for-sale (“AFS”). Additionally, we do not have any financial liabilities accounted for under the fair value option. Therefore, the transition adjustment upon adoption of this guidance is not expected to be material. We are refining our valuation models to better account for an exit price, but do not expect a significant change in our disclosure.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The purpose of this standard is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The standard is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The standard requires a modified retrospective transition method that requires recognition of the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.
January 1, 2018
While we continue to assess all potential impacts of the standard, we currently do not expect adoption of this guidance to have a material impact on our consolidated financial statements. We are still evaluating when to adopt this guidance.

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
January 1, 2020
We have formed an implementation team led jointly by Credit and the Corporate Controller’s group, that also includes other lines of business and functions within the Company. The implementation team is working on developing models that can meet the requirements of the new guidance. While this standard may potentially have a material impact on the Company’s financial statements, we are still in process of conducting our evaluation.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
January 1, 2017
Upon adoption of this ASU, there was no material impact from the cumulative effect adjustment to retained earnings. We elected to account for forfeitures when they occur and to reflect excess tax benefits in the operating section of the statement of cash flows on a prospective basis.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	September 30, 2017
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$25	$13,814	$—	$13,839
Municipal securities		1,291		1,291
Other debt securities		25		25
Money market mutual funds and other	86	1		87
	111	15,131	—	15,242
Trading account		56		56
Other noninterest-bearing investments:
Bank-owned life insurance		504		504
Private equity investments			93	93
Other assets:
Agriculture loan servicing and interest-only strips			19	19
Deferred compensation plan assets	97			97
Derivatives:
Interest rate swaps and forwards		1		1
Interest rate swaps for customers		36		36
Foreign currency exchange contracts	6			6
	6	37	—	43
	$214	$15,728	$112	$16,054
LIABILITIES
Securities sold, not yet purchased	$48	$—	$—	$48
Other liabilities:
Deferred compensation plan obligations	97			97
Derivatives:
Interest rate swaps for customers		30		30
Foreign currency exchange contracts	5			5
	5	30	—	35
	$150	$30	$—	$180
1 We used a third-party pricing service to measure fair value for approximately 92% of our AFS Level 2 securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

(In millions)	December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$—	$12,009	$—	$12,009
Municipal securities		1,154		1,154
Other debt securities		24		24
Money market mutual funds and other	184	1		185
	184	13,188	—	13,372
Trading account		115		115
Other noninterest-bearing investments:
Bank-owned life insurance		497		497
Private equity investments [2]	18		73	91
Other assets:
Agriculture loan servicing and interest-only strips			20	20
Deferred compensation plan assets	91			91
Derivatives:
Interest rate swaps and forwards		4		4
Interest rate swaps for customers		49		49
Foreign currency exchange contracts	11			11
	11	53	—	64
	$304	$13,853	$93	$14,250
LIABILITIES
Securities sold, not yet purchased	$25	$—	$—	$25
Other liabilities:
Deferred compensation plan obligations	91			91
Derivatives:
Interest rate swaps and forwards		1		1
Interest rate swaps for customers		49		49
Foreign currency exchange contracts	9			9
	9	50	—	59
	$125	$50	$—	$175
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
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of period	$82	$19	$64	$18	$73	$20	$58	$14
Securities gains, net	5	—	1	—	7	—	3	—
Other noninterest income	—	—	—	2	—	(1)	—	6
Purchases	6	—	2	—	18	—	6	—
Redemptions and paydowns	—	—	—	—	(5)	—	—	—
Balance at end of period	$93	$19	$67	$20	$93	$19	$67	$20
No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three and nine months ended September 30, 2017 and 2016.
The reconciliation of Level 3 instruments includes the following realized gains in the statement of income:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2017	2016	2017	2016

Securities gains, net	$—	$4	$3	$4
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In millions)	Fair value at September 30, 2017				Fair value at December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$1	$1	$—	$—	$1	$1
Impaired loans	—	17	—	17	—	52	—	52
Other real estate owned	—	—	—	—	—	1	—	1
	$—	$17	$1	$18	$—	$53	$1	$54

ZIONS BANCORPORATION AND SUBSIDIARIES

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
ASSETS
Private equity investments	$—	$—	$(1)	$—
Impaired loans	(1)	(5)	(8)	(34)
Other real estate owned	—	(1)	—	(1)
	$(1)	$(6)	$(9)	$(35)
During the three and nine months ended September 30, we recognized $1 million and $2 million of net gains in 2017 and an insignificant amount and $3 million in 2016 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $5 million and $8 million during the nine months ended September 30, 2017 and 2016, respectively. Previous to their sale in these periods, we recognized impairment on these properties of an insignificant amount in 2017 and 2016.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $10 million at September 30, 2017 and $13 million at December 31, 2016. Amounts of other noninterest-bearing investments carried at cost were $324 million at September 30, 2017 and $211 million at December 31, 2016, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. Private equity investments accounted for using the equity method were $35 million at September 30, 2017 and $38 million at December 31, 2016.
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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	September 30, 2017			December 31, 2016
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$746	$743	2	$868	$850	2
Loans and leases (including loans held for sale), net of allowance	43,686	43,196	3	42,254	42,111	3
Financial liabilities:
Time deposits	2,909	2,890	2	2,757	2,744	2
Other short-term borrowings	3,250	3,250	2	500	500	2
Long-term debt	383	406	2	535	552	2
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

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	September 30, 2017
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$779	$(312)	$467	$—	$—	$467
Derivatives (included in other assets)	43	—	43	(15)	—	28
Total assets	$822	$(312)	$510	$(15)	$—	$495
Liabilities:
Federal funds and other short-term borrowings	$4,936	$(312)	$4,624	$—	$—	$4,624
Derivatives (included in other liabilities)	35	—	35	(15)	(11)	9
Total Liabilities	$4,971	$(312)	$4,659	$(15)	$(11)	$4,633

	December 31, 2016
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$568	$—	$568	$—	$—	$568
Derivatives (included in other assets)	64	—	64	(17)	—	47
Total assets	$632	$—	$632	$(17)	$—	$615
Liabilities:
Federal funds and other short-term borrowings	$827	$—	$827	$—	$—	$827
Derivatives (included in other liabilities)	59	—	59	(17)	(17)	25
Total Liabilities	$886	$—	$886	$(17)	$(17)	$852
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
Investment Securities
Securities are classified as HTM, AFS or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”). Realized gains and losses on AFS securities are determined by using the cost basis of each individual security. Trading securities are carried at fair value with gains and losses recognized in current period earnings. The purchase premiums and discounts for both HTM and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest

ZIONS BANCORPORATION AND SUBSIDIARIES

income in the period the principal is reduced. Note 20 of our 2016 Annual Report on Form 10-K discusses the process to estimate fair value for investment securities.

	September 30, 2017
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$746	$7	$10	$743
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,839	5	4	1,840
Agency guaranteed mortgage-backed securities	9,748	21	86	9,683
Small Business Administration loan-backed securities	2,281	19	9	2,291
Municipal securities	1,281	15	5	1,291
Other debt securities	25	—	—	25
	15,199	60	104	15,155
Money market mutual funds and other	87	—	—	87
	15,286	60	104	15,242
Total	$16,032	$67	$114	$15,985

	December 31, 2016
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$868	$5	$23	$850
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1,846	2	9	1,839
Agency guaranteed mortgage-backed securities	7,986	7	110	7,883
Small Business Administration loan-backed securities	2,298	8	18	2,288
Municipal securities	1,182	1	29	1,154
Other debt securities	25	—	1	24
	13,337	18	167	13,188
Money market mutual funds and other	184	—	—	184
	13,521	18	167	13,372
Total	$14,389	$23	$190	$14,222
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of September 30, 2017, by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Principal return in one year or less	$99	$100	$2,296	$2,285
Principal return after one year through five years	282	284	5,406	5,384
Principal return after five years through ten years	186	188	4,784	4,779
Principal return after ten years	179	171	2,713	2,707
Total	$746	$743	$15,199	$15,155

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for investment securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	September 30, 2017
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$175	$9	$132	$10	$307
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	3	576	1	331	4	907
Agency guaranteed mortgage-backed securities	74	6,266	12	677	86	6,943
Small Business Administration loan-backed securities	1	149	8	749	9	898
Municipal securities	3	321	2	122	5	443
Other	—	—	—	—	—	—
Available-for-sale total	81	7,312	23	1,879	104	9,191
Total	$82	$7,487	$32	$2,011	$114	$9,498

	December 31, 2016
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$15	$467	$8	$61	$23	$528
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	9	950	—	127	9	1,077
Agency guaranteed mortgage-backed securities	102	6,649	7	326	109	6,975
Small Business Administration loan-backed securities	3	527	16	841	19	1,368
Municipal securities	28	992	—	9	28	1,001
Other	—	—	2	14	2	14
Available-for-sale total	142	9,118	25	1,317	167	10,435
Total	$157	$9,585	$33	$1,378	$190	$10,963
At September 30, 2017 and December 31, 2016, respectively, 360 and 642 HTM and 1,446 and 2,398 AFS investment securities were in an unrealized loss position.
Other-Than-Temporary Impairment
Ongoing Policy
We review investment securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At September 30, 2017, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. Therefore, these securities did not have any OTTI recognized during the third quarter of 2017. For additional information on our policy and evaluation process relating to OTTI, see Note 5 of our 2016 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes gains and losses, including OTTI, of which there was none, that were recognized in the statement of income:

	Three Months Ended				Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Other noninterest-bearing investments	$5	$—	$8	$—	$20	$7	$15	$4
Net gains [1]		$5		$8		$13		$11
1 Net gains were recognized in securities gains, net in the statement of income.
Interest income by security type is as follows:

(In millions)	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2	$3	$5	$7	$10	$17
Available-for-sale	72	6	78	209	18	227
Trading	1	—	1	2	—	2
Total	$75	$9	$84	$218	$28	$246

(In millions)	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2	$3	$5	$7	$9	$16
Available-for-sale	40	3	43	118	8	126
Trading	1	—	1	1	—	1
Total	$43	$6	$49	$126	$17	$143
Investment securities with a carrying value of $2.3 billion at September 30, 2017 and $1.4 billion at December 31, 2016 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
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
Of the recorded PEIs of $138 million at September 30, 2017, approximately $4 million remain prohibited by the Volcker Rule. At September 30, 2017, we have $27 million of unfunded commitments for PEIs, of which approximately $4 million relate to prohibited PEIs. We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements. See other discussions related to private equity investments in Note 3.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	September 30, 2017	December 31, 2016

Loans held for sale	$71	$172
Commercial:
Commercial and industrial	$14,041	$13,452
Leasing	343	423
Owner-occupied	7,082	6,962
Municipal	1,073	778
Total commercial	22,539	21,615
Commercial real estate:
Construction and land development	2,170	2,019
Term	8,944	9,322
Total commercial real estate	11,114	11,341
Consumer:
Home equity credit line	2,745	2,645
1-4 family residential	6,522	5,891
Construction and other consumer real estate	558	486
Bankcard and other revolving plans	490	481
Other	188	190
Total consumer	10,503	9,693
Total loans	$44,156	$42,649
Loan balances are presented net of unearned income and fees, which amounted to $63 million at September 30, 2017 and $77 million at December 31, 2016.
Owner-occupied and commercial real estate loans include unamortized premiums of approximately $17 million at September 30, 2017 and $20 million at December 31, 2016.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $238 million at September 30, 2017 and $290 million at December 31, 2016.
Loans with a carrying value of approximately $25.4 billion at September 30, 2017 and $24.0 billion at December 31, 2016 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $146 million and $696 million for the three and nine months ended September 30, 2017, and $413 million and $1.0 billion for the three and nine months ended September 30, 2016, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods were $176 million and $640 million for the three and nine months ended September 30, 2017, and $387 million and $979 million for the three and nine months ended September 30, 2016, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

The principal balance of sold loans for which we retain servicing was approximately $2.1 billion at September 30, 2017, and $2.0 billion at December 31, 2016. Income from loans sold, excluding servicing, was $1 million and $9 million for the three and nine months ended September 30, 2017, and $6 million and $15 million for the three and nine months ended September 30, 2016, respectively.
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
For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2016 Annual Report on Form 10-K.
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended September 30, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$393	$116	$35	$544
Additions:
Provision for loan losses	(4)	(7)	16	5
Deductions:
Gross loan and lease charge-offs	(16)	(4)	(5)	(25)
Recoveries	12	2	3	17
Net loan and lease charge-offs	(4)	(2)	(2)	(8)
Balance at end of period	$385	$107	$49	$541
Reserve for unfunded lending commitments
Balance at beginning of period	$53	$10	$—	$63
Provision charged to earnings	(4)	—	—	(4)
Balance at end of period	$49	$10	$—	$59
Total allowance for credit losses at end of period
Allowance for loan losses	$385	$107	$49	$541
Reserve for unfunded lending commitments	49	10	—	59
Total allowance for credit losses	$434	$117	$49	$600

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$420	$116	$31	$567
Additions:
Provision for loan losses	27	(15)	23	35
Deductions:
Gross loan and lease charge-offs	(98)	(6)	(13)	(117)
Recoveries	36	12	8	56
Net loan and lease (charge-offs) recoveries	(62)	6	(5)	(61)
Balance at end of period	$385	$107	$49	$541
Reserve for unfunded lending commitments
Balance at beginning of period	$54	$11	$—	$65
Provision credited to earnings	(5)	(1)	—	(6)
Balance at end of period	$49	$10	$—	$59
Total allowance for credit losses at end of period
Allowance for loan losses	$385	$107	$49	$541
Reserve for unfunded lending commitments	49	10	—	59
Total allowance for credit losses	$434	$117	$49	$600

	Three Months Ended September 30, 2016
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$457	$121	$30	$608
Additions:
Provision for loan losses	22	(6)	3	19
Deductions:
Gross loan and lease charge-offs	(48)	(1)	(5)	(54)
Recoveries	15	7	2	24
Net loan and lease (charge-offs) recoveries	(33)	6	(3)	(30)
Balance at end of period	$446	$121	$30	$597
Reserve for unfunded lending commitments
Balance at beginning of period	$54	$11	$—	$65
Provision credited to earnings	(2)	(1)	—	(3)
Balance at end of period	$52	$10	$—	$62
Total allowance for credit losses at end of period
Allowance for loan losses	$446	$121	$30	$597
Reserve for unfunded lending commitments	52	10	—	62
Total allowance for credit losses	$498	$131	$30	$659

ZIONS BANCORPORATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2016
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$454	$114	$38	$606
Additions:
Provision for loan losses	93	5	(3)	95
Deductions:
Gross loan and lease charge-offs	(137)	(10)	(12)	(159)
Recoveries	36	12	7	55
Net loan and lease (charge-offs) recoveries	(101)	2	(5)	(104)
Balance at end of period	$446	$121	$30	$597
Reserve for unfunded lending commitments
Balance at beginning of period	$58	$16	$1	$75
Provision credited to earnings	(6)	(6)	(1)	(13)
Balance at end of period	$52	$10	$—	$62
Total allowance for credit losses at end of period
Allowance for loan losses	$446	$121	$30	$597
Reserve for unfunded lending commitments	52	10	—	62
Total allowance for credit losses	$498	$131	$30	$659
The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	September 30, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$28	$1	$4	$33
Collectively evaluated for impairment	357	106	45	508
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$385	$107	$49	$541
Outstanding loan balances:
Individually evaluated for impairment	$352	$78	$70	$500
Collectively evaluated for impairment	22,163	11,026	10,427	43,616
Purchased loans with evidence of credit deterioration	24	10	6	40
Total	$22,539	$11,114	$10,503	$44,156

	December 31, 2016
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$56	$3	$6	$65
Collectively evaluated for impairment	364	113	25	502
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$420	$116	$31	$567
Outstanding loan balances:
Individually evaluated for impairment	$466	$78	$75	$619
Collectively evaluated for impairment	21,111	11,231	9,611	41,953
Purchased loans with evidence of credit deterioration	38	32	7	77
Total	$21,615	$11,341	$9,693	$42,649

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
Nonaccrual loans are summarized as follows:

(In millions)	September 30, 2017	December 31, 2016

Loans held for sale	$13	$40
Commercial:
Commercial and industrial	$257	$354
Leasing	8	14
Owner-occupied	85	74
Municipal	1	1
Total commercial	351	443
Commercial real estate:
Construction and land development	6	7
Term	41	29
Total commercial real estate	47	36
Consumer:
Home equity credit line	11	11
1-4 family residential	40	36
Construction and other consumer real estate	1	2
Bankcard and other revolving plans	1	1
Other	1	—
Total consumer loans	54	50
Total	$452	$529

ZIONS BANCORPORATION AND SUBSIDIARIES

Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2017
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$58	$—	$13	$13	$71	$—	$—
Commercial:
Commercial and industrial	$13,870	$53	$118	$171	$14,041	$17	$150
Leasing	343	—	—	—	343	—	8
Owner-occupied	7,021	27	34	61	7,082	5	49
Municipal	1,073	—	—	—	1,073	—	1
Total commercial	22,307	80	152	232	22,539	22	208
Commercial real estate:
Construction and land development	2,158	6	6	12	2,170	1	1
Term	8,925	8	11	19	8,944	2	30
Total commercial real estate	11,083	14	17	31	11,114	3	31
Consumer:
Home equity credit line	2,735	6	4	10	2,745	—	4
1-4 family residential	6,497	10	15	25	6,522	—	20
Construction and other consumer real estate	547	6	5	11	558	4	—
Bankcard and other revolving plans	486	3	1	4	490	1	1
Other	185	3	—	3	188	—	1
Total consumer loans	10,450	28	25	53	10,503	5	26
Total	$43,840	$122	$194	$316	$44,156	$30	$265

	December 31, 2016
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$172	$—	$—	$—	$172	$—	$40
Commercial:
Commercial and industrial	$13,306	$72	$74	$146	$13,452	$10	$287
Leasing	423	—	—	—	423	—	14
Owner-occupied	6,894	40	28	68	6,962	8	43
Municipal	778	—	—	—	778	—	1
Total commercial	21,401	112	102	214	21,615	18	345
Commercial real estate:
Construction and land development	2,010	7	2	9	2,019	1	1
Term	9,291	9	22	31	9,322	12	18
Total commercial real estate	11,301	16	24	40	11,341	13	19
Consumer:
Home equity credit line	2,635	4	6	10	2,645	1	5
1-4 family residential	5,857	12	22	34	5,891	—	11
Construction and other consumer real estate	479	3	4	7	486	3	—
Bankcard and other revolving plans	478	2	1	3	481	1	1
Other	189	1	—	1	190	—	—
Total consumer loans	9,638	22	33	55	9,693	5	17
Total	$42,340	$150	$159	$309	$42,649	$36	$381

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

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
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality classifications are summarized as follows:

	September 30, 2017
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,987	$357	$695	$2	$14,041
Leasing	325	1	17	—	343
Owner-occupied	6,697	93	292	—	7,082
Municipal	1,072	—	1	—	1,073
Total commercial	21,081	451	1,005	2	22,539	$385
Commercial real estate:
Construction and land development	2,140	24	6	—	2,170
Term	8,697	84	163	—	8,944
Total commercial real estate	10,837	108	169	—	11,114	107
Consumer:
Home equity credit line	2,728	—	17	—	2,745
1-4 family residential	6,475	—	47	—	6,522
Construction and other consumer real estate	554	—	4	—	558
Bankcard and other revolving plans	487	—	3	—	490
Other	187	—	1	—	188
Total consumer loans	10,431	—	72	—	10,503	49
Total	$42,349	$559	$1,246	$2	$44,156	$541

	December 31, 2016
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$12,185	$266	$998	$3	$13,452
Leasing	387	5	30	1	423
Owner-occupied	6,560	96	306	—	6,962
Municipal	765	7	6	—	778
Total commercial	19,897	374	1,340	4	21,615	$420
Commercial real estate:
Construction and land development	1,942	52	25	—	2,019
Term	9,096	82	144	—	9,322
Total commercial real estate	11,038	134	169	—	11,341	116
Consumer:
Home equity credit line	2,629	—	16	—	2,645
1-4 family residential	5,851	—	40	—	5,891
Construction and other consumer real estate	482	—	4	—	486
Bankcard and other revolving plans	478	—	3	—	481
Other	189	—	1	—	190
Total consumer loans	9,629	—	64	—	9,693	31
Total	$40,564	$508	$1,573	$4	$42,649	$567

ZIONS BANCORPORATION AND SUBSIDIARIES

Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three and six months ended September 30, 2017 and 2016 was not significant. For additional information regarding our policies and methodologies used to evaluate impaired loans, see Note 6 of our 2016 Annual Report on Form 10-K.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three months ended September 30, 2017 and 2016:

	September 30, 2017
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$313	$109	$160	$269	$25
Owner-occupied	117	64	39	103	3
Municipal	1	1	—	1	—
Total commercial	431	174	199	373	28
Commercial real estate:
Construction and land development	10	5	4	9	—
Term	67	45	12	57	—
Total commercial real estate	77	50	16	66	—
Consumer:
Home equity credit line	24	13	8	21	—
1-4 family residential	61	26	25	51	4
Construction and other consumer real estate	3	2	1	3	—
Other	1	1	—	1	—
Total consumer loans	89	42	34	76	4
Total	$597	$266	$249	$515	$32

	December 31, 2016
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$470	$82	$311	$393	$52
Owner-occupied	115	71	30	101	3
Municipal	1	1	—	1	—
Total commercial	586	154	341	495	55
Commercial real estate:
Construction and land development	22	7	6	13	—
Term	92	53	17	70	2
Total commercial real estate	114	60	23	83	2
Consumer:
Home equity credit line	24	16	7	23	—
1-4 family residential	59	27	28	55	6
Construction and other consumer real estate	3	1	2	3	—
Other	2	1	—	1	—
Total consumer loans	88	45	37	82	6
Total	$788	$259	$401	$660	$63

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$356	$1	$311	$5
Owner-occupied	104	2	101	5
Municipal	1	—	1	—
Total commercial	461	3	413	10
Commercial real estate:
Construction and land development	10	—	11	—
Term	53	1	58	11
Total commercial real estate	63	1	69	11
Consumer:
Home equity credit line	21	—	21	1
1-4 family residential	53	1	53	1
Construction and other consumer real estate	2	—	2	—
Other	1	—	1	—
Total consumer loans	77	1	77	2
Total	$601	$5	$559	$23

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$449	$1	$319	$4
Owner-occupied	100	2	103	8
Municipal	1	—	1	—
Total commercial	550	3	423	12
Commercial real estate:
Construction and land development	11	1	12	2
Term	74	3	79	9
Total commercial real estate	85	4	91	11
Consumer:
Home equity credit line	23	—	22	1
1-4 family residential	61	1	58	2
Construction and other consumer real estate	3	—	3	—
Other	2	—	2	—
Total consumer loans	89	1	85	3
Total	$724	$8	$599	$26
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	September 30, 2017
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$—	$4	$—	$—	$11	$23	$38
Owner-occupied	2	—	1	—	7	13	23
Total commercial	2	4	1	—	18	36	61
Commercial real estate:
Construction and land development	—	2	—	—	—	2	4
Term	4	—	—	1	2	7	14
Total commercial real estate	4	2	—	1	2	9	18
Consumer:
Home equity credit line	—	2	10	—	—	3	15
1-4 family residential	1	—	7	1	2	26	37
Construction and other consumer real estate	—	1	—	—	—	1	2
Total consumer loans	1	3	17	1	2	30	54
Total accruing	7	9	18	2	22	75	133
Nonaccruing
Commercial:
Commercial and industrial	—	1	4	4	46	27	82
Owner-occupied	1	2	—	1	1	9	14
Municipal	—	1	—	—	—	—	1
Total commercial	1	4	4	5	47	36	97
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	2	1	—	—	1	4	8
Total commercial real estate	2	1	—	—	1	4	8
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	—	2	—	1	5	8
Construction and other consumer real estate	—	—	—	1	—	—	1
Total consumer loans	—	—	3	1	1	5	10
Total nonaccruing	3	5	7	6	49	45	115
Total	$10	$14	$25	$8	$71	$120	$248
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
Unfunded lending commitments on TDRs amounted to approximately $18 million at September 30, 2017 and $14 million at December 31, 2016.
The total recorded investment of all TDRs in which interest rates were modified below market was $116 million at September 30, 2017 and $128 million at December 31, 2016. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three and nine months ended September 30, 2017 and 2016 was not significant.

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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing		Total
Commercial:
Commercial and industrial	$—	$1	$1	$—	$1	1,291	$1
Owner-occupied	—	—	—	—	1	5,405	1
Total commercial	—	1	1	—	2		2
Total	$—	$1	$1	$—	$2		$2

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$3	$3	$—	$3	$3
Owner-occupied	4	—	4	4	—	4
Total commercial	4	3	7	4	3	7
Total	$4	$3	$7	$4	$3	$7
Note: Total loans modified as TDRs during the 12 months previous to September 30, 2017 and 2016 were $84 million and $139 million, respectively.
At September 30, 2017 and December 31, 2016, the amount of foreclosed residential real estate property held by the Company was approximately $1 million and $2 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $7 million and $10 million, respectively.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

(In millions)	September 30, 2017	December 31, 2016

Commercial	$36	$49
Commercial real estate	15	51
Consumer	7	9
Outstanding balance	$58	$109
Carrying amount	$40	$77
Less ALLL	—	1
Carrying amount, net	$40	$76
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
Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans. There were no loans of this type at September 30, 2017 and December 31, 2016.
Changes in the accretable yield for PCI loans were as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Balance at beginning of period	$21	$38	$33	$40
Accretion	(2)	(6)	(17)	(19)
Reclassification from nonaccretable difference	—	—	(1)	9
Disposals and other	—	2	4	4
Balance at end of period	$19	$34	$19	$34
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
During the three and nine months ended September 30, we adjusted the ALLL for acquired loans by recording a provision for loan losses of an insignificant amount for both periods in 2017, and $1 million and $2 million in 2016, respectively. The provision is net of the ALLL reversals resulting from changes in cash flow estimates, which are discussed subsequently.

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
For increases in carrying values that resulted from better-than-expected cash flows, we use such increases first to reverse any existing ALLL. During the three and nine months ended September 30, total reversals to the ALLL, including the impact of increases in estimated cash flows, were insignificant during both periods in 2017 and $1 million during both periods in 2016, respectively. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income.
For the three and nine months ended September 30, the impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $2 million and $15 million in 2017, and $4 million and $14 million in 2016, respectively, of additional interest income.

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
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At September 30, 2017, the fair value of our derivative liabilities was $35 million, for which we were required to pledge cash collateral of approximately $46 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at September 30, 2017, the additional amount of collateral we could be required to pledge is approximately $1 million. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

ZIONS BANCORPORATION AND SUBSIDIARIES

Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at September 30, 2017 and December 31, 2016, and the related gain (loss) of derivative instruments for the three and nine months ended September 30, 2017 and 2016 is summarized as follows:

	September 30, 2017			December 31, 2016
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,138	$—	$—	$1,388	$2	$1
Derivatives not designated as hedging instruments:
Interest rate swaps and forwards	205	1	—	235	2	—
Interest rate swaps for customers [1]	4,598	36	30	4,162	49	49
Foreign exchange	280	6	5	424	11	9
Total derivatives not designated as hedging instruments	5,083	43	35	4,821	62	58
Total derivatives	$6,221	$43	$35	$6,209	$64	$59
1 Notional amounts include both the customer swaps and the offsetting derivative contracts.

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
(In millions)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments:
Cash flow hedges[1]:
Interest rate swaps	$—	$—			$—	$3
Derivatives not designated as hedging instruments:
Interest rate swaps and forward contracts			$—				$(1)
Interest rate swaps for customers			4				8
Foreign exchange			4				12
Total derivatives	$—	$—	$8	$—	$—	$3	$19	$—

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended September 30, 2016				Nine Months Ended September 30, 2016
(In millions)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments:
Cash flow hedges[1]:
Interest rate swaps	$(5)	$3			$23	$9
Derivatives not designated as hedging instruments:
Interest rate swaps and forward contracts			$1				$3
Interest rate swaps for customers			4				5
Foreign exchange			3				8
Total derivatives	$(5)	$3	$8	$—	$23	$9	$16	$—
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]
Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following September 30, 2017, we estimate that $2 million will be reclassified from AOCI into interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

The fair value of derivative assets was reduced by a net credit valuation adjustment of $4 million and $7 million at September 30, 2017 and 2016, respectively. The adjustment for derivative liabilities was a $1 million decrease and was not significant at September 30, 2017 and 2016, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

8.	DEBT AND SHAREHOLDERS’ EQUITY
Long-term debt is summarized as follows:

(In millions)	September 30, 2017	December 31, 2016

Subordinated notes	$247	$247
Senior notes	135	287
Capital lease obligations	1	1
Total	$383	$535
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
During the third quarter of 2016 we elected to exercise our right to redeem the following junior subordinated debentures related to trust preferred securities issued to the following trusts.

(Dollar amounts in millions)	Balance Redeemed	Coupon rate [1]	Redemption date

Amegy Statutory Trust I	$51	3mL+2.85%	September 17, 2016
Amegy Statutory Trust III	62	3mL+1.78%	September 15, 2016
Stockmen’s Statutory Trust II	8	3mL+3.15%	September 26, 2016
Stockmen’s Statutory Trust III	8	3mL+2.89%	September 17, 2016
Total	$129

[1]	Designation of “3mL” is three-month London Interbank Offered Rate (“LIBOR”).
Shareholders’ Equity
During the third quarter of 2017, the Company continued its common stock buyback program and repurchased 2.5 million shares of common stock outstanding with a fair value of $115 million at an average price of $45.45 per share, and has repurchased 4.7 million shares of common stock outstanding with a fair value $205 million at an average price of $43.72 per share during the first nine months of 2017. During the first nine months of 2016, the Company repurchased 1.5 million shares of common stock outstanding with a fair value of $45 million, at an average price of $30.64 per share.
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
On April 25, 2016, we launched a tender offer to purchase up to $120 million par amount of certain outstanding preferred stock. Our preferred stock decreased by $119 million in the second quarter of 2016 as a result of the tender offer, including the purchase of $27 million of our Series I preferred stock, $59 million of our Series J preferred stock, and $33 million of our Series G preferred stock for an aggregate cash payment of $126 million. The

ZIONS BANCORPORATION AND SUBSIDIARIES

total one-time reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $10 million.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) was $(57) million at September 30, 2017 compared to $(122) million at December 31, 2016. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(93)	$2	$(31)	$(122)
OCI before reclassifications, net of tax	65	2	—	67
Amounts reclassified from AOCI, net of tax	—	(2)	—	(2)
OCI	65	—	—	65
Balance at September 30, 2017	$(28)	$2	$(31)	$(57)
Income tax expense included in OCI	$40	$—	$—	$40
Nine Months Ended September 30, 2016
Balance at December 31, 2015	$(18)	$2	$(38)	$(54)
OCI (loss) before reclassifications, net of tax	54	16	(1)	69
Amounts reclassified from AOCI, net of tax	—	(5)	—	(5)
OCI (loss)	54	11	(1)	64
Balance at September 30, 2016	$36	$13	$(39)	$10
Income tax expense included in OCI (loss)	$34	$6	$1	$41

	Amounts reclassified from AOCI [1]		Amounts reclassified from AOCI [1]		Statement of income (SI) Balance sheet (BS)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2017	2016	2017	2016		Affected line item

Net unrealized gains on derivative instruments	$—	$3	$3	$9	SI	Interest and fees on loans
Income tax expense	—	1	1	4
Amounts Reclassified from AOCI	$—	$2	$2	$5

[1]	Positive reclassification amounts indicate increases to earnings in the statement of income and decreases to balance sheet assets.

9.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	September 30, 2017	December 31, 2016

Net unfunded commitments to extend credit [1]	$18,828	$18,274
Standby letters of credit:
Financial	709	771
Performance	202	196
Commercial letters of credit	43	60
Total unfunded lending commitments	$19,782	$19,301

[1]	Net of participations

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s 2016 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At September 30, 2017, the Company had recorded approximately $5 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $1 million attributable to the RULC and $4 million of deferred commitment fees.
At September 30, 2017, we had unfunded commitments for PEIs of approximately $27 million. These obligations have no stated maturity. PEIs related to these commitments that are prohibited by the Volcker Rule were $4 million at September 30, 2017. See related discussions about these investments in Notes 3 and 5.
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
As of September 30, 2017, we were subject to the following material litigation and governmental inquiries:

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

At the end of September 2017, we settled a governmental inquiry conducted by the U.S. Attorney’s Office for the Eastern District of Pennsylvania into our payment processing practices relating to certain telemarketing customers alleged to have engaged in fraudulent marketing practices, primarily in the 2006-2008 timeframe. The settlement agreement imposed a civil money penalty of $3.6 million, which was paid in the third quarter. Because this amount had been fully reserved, the settlement did not affect our third quarter financial results.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of September 30, 2017, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $20 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

10.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and other retirement plans:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest cost	$2	$2	$5	$5
Expected return on plan assets	(3)	(3)	(9)	(9)
Partial settlement loss	1	3	2	3
Amortization of net actuarial loss	1	1	4	5
Net periodic benefit cost	$1	$3	$2	$4
As disclosed in our 2016 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.
During the third quarter of 2017, the Company revised its pension plan to offer certain participants a temporary opportunity to make an election to receive an immediate distribution from the pension plan. The window for this opportunity is between August 1, 2017 and November 24, 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

11.	INCOME TAXES
The effective income tax rate of 34.2% for the third quarter of 2017 was slightly higher than the 2016 third quarter rate of 33.9%. The effective tax rates for the first nine months of 2017 and 2016 were 30.6% and 33.3%, respectively. These tax rates for both 2017 and 2016 generally benefited from the non-taxability of certain income items. The 2017 effective tax rate was further impacted by the following factors:

•	We re-evaluated our state tax positions in the first quarter of 2017, which resulted in a one-time $14 million benefit to income tax expense.

•	We reduced income tax expense by $4 million in the second quarter of 2017 due to changes in the carrying value of various state deferred tax items.

•	We also recorded an $8 million benefit in the first nine months of 2017 from the implementation of new accounting guidance related to stock-based compensation.
We had a net deferred tax asset (“DTA”) balance of $207 million at September 30, 2017, compared with $250 million at December 31, 2016, which included a $4 million valuation allowance at each respective reporting date for certain acquired net operating loss carryforwards included in our acquisition of the remaining interest in a less significant subsidiary. We evaluate deferred tax assets on a regular basis to determine whether an additional valuation allowance is required. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of September 30, 2017.

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
As of September 30, 2017, Zions Bank operates 98 branches in Utah, 23 branches in Idaho, and one branch in Wyoming. Amegy operates 73 branches in Texas. CB&T operates 92 branches in California. NBAZ operates 58 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

identifies the components of income and expense which affect the operating amounts presented in the Other segment.
The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
The following schedule presents selected operating segment information for the three months ended September 30, 2017 and 2016:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$164	$157	$122	$114	$118	$110	$53	$48	$34	$31
Provision for loan losses	(15)	(1)	33	24	(4)	(2)	(8)	—	(3)	(4)
Net interest income after provision for loan losses	179	158	89	90	122	112	61	48	37	35
Noninterest income	39	39	28	32	20	18	10	11	11	10
Noninterest expense	107	108	86	75	74	75	38	36	35	34
Income (loss) before income taxes	$111	$89	$31	$47	$68	$55	$33	$23	$13	$11
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$12,543	$12,629	$11,170	$10,666	$9,575	$9,341	$4,267	$4,156	$2,347	$2,288
Total deposits	15,773	15,948	10,862	11,068	11,021	10,929	4,816	4,632	4,276	4,223
(In millions)	Vectra		TCBW		Other		Consolidated Company
	2017	2016	2017	2016	2017	2016	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$32	$31	$12	$10	$(13)	$(32)	$522	$469
Provision for loan losses	—	2	3	—	(1)	—	5	19
Net interest income after provision for loan losses	32	29	9	10	(12)	(32)	517	450
Noninterest income	7	6	1	1	23	28	139	145
Noninterest expense	25	25	5	5	43	45	413	403
Income (loss) before income taxes	$14	$10	$5	$6	$(32)	$(49)	$243	$192
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$2,683	$2,489	$939	$796	$308	$122	$43,832	$42,487
Total deposits	2,757	2,663	1,098	1,010	1,318	202	51,921	50,675

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the nine months ended September 30, 2017 and 2016:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$483	$462	$359	$344	$351	$322	$153	$140	$98	$91
Provision for loan losses	18	(31)	41	159	(10)	(1)	(7)	2	(8)	(29)
Net interest income after provision for loan losses	465	493	318	185	361	323	160	138	106	120
Noninterest income	112	112	87	90	56	51	29	30	30	29
Noninterest expense	327	320	259	244	225	221	111	109	105	104
Income (loss) before income taxes	$250	$285	$146	$31	$192	$153	$78	$59	$31	$45
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$12,505	$12,512	$10,890	$10,599	$9,453	$9,170	$4,258	$4,010	$2,352	$2,275
Total deposits	16,001	15,866	11,131	11,100	10,953	10,764	4,747	4,553	4,240	4,113
(In millions)	Vectra		TCBW		Other		Consolidated Company
	2017	2016	2017	2016	2017	2016	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$93	$90	$34	$28	$(32)	$(91)	$1,539	$1,386
Provision for loan losses	—	(4)	2	—	(1)	(1)	35	95
Net interest income after provision for loan losses	93	94	32	28	(31)	(90)	1,504	1,291
Noninterest income	19	17	3	3	68	56	404	388
Noninterest expense	75	73	16	15	114	95	1,232	1,181
Income (loss) before income taxes	$37	$38	$19	$16	$(77)	$(129)	$676	$498
SELECTED AVERAGE BALANCE SHEET DATA
Total loans	$2,607	$2,453	$909	$769	$244	$80	$43,218	$41,868
Total deposits	2,758	2,704	1,098	970	1,227	(8)	52,155	50,062

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 9 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 1A.	RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation’s 2016 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the third quarter of 2017:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

July	504,117	$45.32	502,400	$442,230,302
August	2,034,567	45.38	2,027,832	350,000,045
September	508	45.89	—	350,000,045
Third quarter	2,539,192	45.45	2,530,232

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three months ended September 30, 2017 and September 30, 2016 and the nine months ended September 30, 2017 and September 30, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2017 and September 30, 2016 and the nine months ended September 30, 2017 and September 30, 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and September 30, 2016, (v) the Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and September 30, 2016 and the nine months ended September 30, 2017 and September 30, 2016 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: November 8, 2017