Form 10-K
period 2017-12-31
ZIONS BANCORPORATION /UT/
filed 2018-03-01
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Non-accelerated filer ☐              Smaller reporting company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2017	$8,745,683,795
Number of Common Shares Outstanding at February 9, 2018	196,514,295 shares
Documents Incorporated by Reference: Portions of the Company’s Proxy Statement – Incorporated into Part III

FORM 10-K TABLE OF CONTENTS

PART I
FORWARD-LOOKING INFORMATION
This annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements in this Annual Report on Form 10-K that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, targets, commitments, designs, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Zions Bancorporation (“the Parent”) and its subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”); and

•
statements preceded by, followed by, or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target,” “commit,” “design,” “plan,” “projects,” and the negative thereof and similar words and expressions.

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about future financial and operating results, the potential timing or consummation of the proposed transaction described in the presentation and receipt of regulatory approvals or determinations, or the anticipated benefits thereof, including without limitation, future financial and operating results. Actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis (“MDA”). Important risk factors that may cause such material differences include, but are not limited to:

•	the Company’s ability to successfully execute its business plans, manage its risks, and achieve its objectives, including its restructuring and efficiency initiatives and its capital plan;

•
changes in local, national and international political and economic conditions, including without limitation the political and economic effects of the economic and fiscal imbalance in the United Sates and other countries, potential or actual downgrades in ratings of sovereign debt issued by the United States and other countries, and other major developments, including wars, military actions, and terrorist attacks;

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

•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

•	the impact of acquisitions, dispositions, and corporate restructurings;

•	increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;

•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the OCC, the Board of Governors of the Federal Reserve System, the FDIC, the SEC, and the CFPB;

•
the impact of executive compensation rules under the Dodd-Frank Act and banking regulations, which may impact the ability of the Company and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

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
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	CCAR	Comprehensive Capital Analysis and Review
AFS	Available-for-Sale	CET1	Common Equity Tier 1 (Basel III)
ALCO	Asset/Liability Committee	CFPB	Consumer Financial Protection Bureau
ALLL	Allowance for Loan and Lease Losses	CLTV	Combined Loan-to-Value Ratio
Amegy	Amegy Bank, a division of ZB, N.A.	CMC	Capital Management Committee
AOCI	Accumulated Other Comprehensive Income	Company	Zions Bancorporation and its subsidiaries
ASC	Accounting Standards Codification	COSO	Committee of Sponsoring Organizations of the Treadway Commission
ASU	Accounting Standards Update	CRA	Community Reinvestment Act
ATM	Automated Teller Machine	CRE	Commercial Real Estate
BHC Act	Bank Holding Company Act	CSA	Credit Support Annex
BOLI	Bank-Owned Life Insurance	CSV	Cash Surrender Value
bps	basis points	DFAST	Dodd-Frank Act Stress Test
CB&T	California Bank & Trust, a division of ZB, N.A.	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DTA	Deferred Tax Asset	NIM	Net Interest Margin
EaR	Earnings at Risk	NRE	National Real Estate
EITF	Emerging Issues Task Force	NSB	Nevada State Bank, a division of ZB, N.A.
ERM	Enterprise Risk Management	NSFR	Net Stable Funding Ratio
ERMC	Enterprise Risk Management Committee	OCC	Office of the Comptroller of the Currency
EVE	Economic Value of Equity at Risk	OCI	Other Comprehensive Income
Exchange Act	Securities Exchange Act of 1934	OREO	Other Real Estate Owned
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	OTTI	Other-Than-Temporary Impairment
FASB	Financial Accounting Standards Board	PAGA	Private Attorney General Act
FDIC	Federal Deposit Insurance Corporation	Parent	Zions Bancorporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act	PCAOB	Public Company Accounting Oversight Board
FHLB	Federal Home Loan Bank	PCI	Purchased Credit-Impaired
FHLMC	Federal Home Loan Mortgage Corporation, or “Freddie Mac”	PEI	Private Equity Investment
FINRA	Financial Industry Regulatory Authority	PPNR	Pre-provision Net Revenue
FRB	Federal Reserve Board	ROC	Risk Oversight Committee
FSOC	Financial Stability Oversight Council	RSU	Restricted Stock Unit
FTP	Funds Transfer Pricing	RULC	Reserve for Unfunded Lending Commitments
GAAP	Generally Accepted Accounting Principles	S&P	Standard and Poor's
GLB Act	Gramm-Leach-Bliley Act	SAB	Staff Accounting Bulletin
HCR	Horizontal Capital Review	SBA	Small Business Administration
HECL	Home Equity Credit Line	SBIC	Small Business Investment Company
HQLA	High-Quality Liquid Assets	SEC	Securities and Exchange Commission
HTM	Held-to-Maturity	SIFI	Systemically Important Financial Institution
IMG	International Manufacturing Group	SNC	Shared National Credit
KBW	Keefe, Bruyette & Woods, Inc.	TCBO	The Commerce Bank of Oregon, a division of ZB, N.A.
LCR	Liquidity Coverage Ratio	TCBW	The Commerce Bank of Washington, a division of ZB, N.A.
LGD	Loss Given Default	TDR	Troubled Debt Restructuring
LIBOR	London Interbank Offered Rate	The Act	Tax Cuts and Jobs Act of 2017
LNC	Large and Noncomplex	U.S.	United States
LSA	Loss Sharing Agreement	USA Patriot Act	Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
MD&A	Management’s Discussion and Analysis	Vectra	Vectra Bank Colorado, a division of ZB, N.A.
Municipalities	State and Local Governments	VIE	Variable Interest Entity
NASDAQ	National Association of Securities Dealers Automated Quotations	ZB, N.A.	ZB, National Association
NAV	Net Asset Value	Zions Bank	Zions Bank, a division of ZB, N.A.
NBAZ	National Bank of Arizona, a division of ZB, N.A.

ITEM 1.	BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation (“the Parent”) is a financial holding company organized under the laws of the State of Utah in 1955, and registered under the Bank Holding Company Act (“BHC Act”), as amended. The Parent owns and operates a commercial bank with a total of 433 branches at year-end 2017. The Parent and its subsidiaries (collectively “the Company”) provide a full range of banking and related services, primarily in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. The Company conducts its banking operations through seven separately managed and branded segments, which we sometimes refer to as

“affiliates” or by reference to their respective brands. Full-time equivalent employees totaled 10,083 at December 31, 2017. For further information about the Company’s industry segments, see “Business Segment Results” on page 46 in MD&A and Note 20 of the Notes to Consolidated Financial Statements. For information about the Company’s foreign operations, see “Foreign Exposure and Operations” on page 53 in MD&A. The “Executive Summary” on page 33 in MD&A provides further information about the Company.
PRODUCTS AND SERVICES
The Company focuses on providing community banking services by continuously strengthening its core business lines of (1) small and medium-sized business and corporate banking; (2) commercial and residential development, construction and term lending; (3) retail banking; (4) treasury cash management and related products and services; (5) residential mortgage servicing and lending; (6) trust and wealth management; (7) limited capital markets activities, including municipal finance advisory and underwriting; and (8) investment activities. It operates primarily through seven geographic regions, each with its own local branding, chief executive officer and management team.
In addition to providing a wide variety of commercial products and services, the Company provides a range of personal banking services to individuals, including home mortgages, bankcard, other installment loans, home equity lines of credit, checking accounts, savings accounts, certificates of deposit of various types and maturities, trust services, safe deposit facilities, and Internet and mobile banking. The Company provides services to key market segments through its Private Client Services and Executive Banking Groups. It offers self-directed brokerage services through Zions Direct and also offers comprehensive and personalized wealth management and investment services.
The Company has built specialized lines of business in capital markets and public finance, and is a leader in small business administration (“SBA”) lending. The Company is one of the nation’s largest providers of SBA 7(a) and SBA 504 financing to small businesses. It owns an equity interest in FAMC and is its top originator of secondary market agricultural real estate mortgage loans. The Company provides finance advisory and corporate trust services for municipalities. The Company also provides bond transfer, stock transfer, and escrow services nationally in its corporate trust business.
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
The primary factors in competing for business include the quality of service delivered, our local community knowledge, convenience of office locations, online banking functionality and other delivery methods, range of products offered, and pricing. The Company must compete effectively along all of these dimensions to remain successful.
SUPERVISION AND REGULATION
This section describes the material elements of selected laws and regulations applicable to the Company. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable laws or regulations, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Company.
On November 20, 2017, we announced a proposal to streamline our corporate structure by merging the Parent into its bank subsidiary, ZB, N.A. and, in connection with the proposed restructuring, our intention to file an application with the Financial Stability Oversight Council (“FSOC”) seeking a determination that the resulting banking organization is not "systemically important" as defined by provisions of the Dodd-Frank Act. The merger is contingent upon approval by the Office of the Comptroller of the Currency (“OCC”), Federal Deposit Insurance Corporation (“FDIC”), and the Company’s shareholders. Assuming the restructuring is completed and the application to FSOC is approved, the resulting banking organization would no longer be subject to duplicative examinations and other overlapping regulatory requirements, or the enhanced prudential standards established by the Board of Governors of the Federal Reserve System under Section 165 of the Dodd-Frank Act. The Company’s primarily regulator would be the OCC. The Company would continue to be subject to examinations by the CFPB with respect to consumer financial regulations.
There can be no assurance that the restructuring will be completed or that the FSOC application will be approved. Accordingly, the discussion below is based on the regulatory regime currently applicable to us and our current holding company structure. For a description of the material elements of the current regulatory regime applicable to us that would be eliminated if our proposals are successful, see “Regulatory Relief if Proposed Restructuring is Completed and FSOC Application is Approved” below.
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
In the first quarter of 2017, the President of the United States issued an executive order identifying “core principles” for the administration’s financial services regulatory policy and directing the Secretary of the Treasury, in consultation with the heads of other financial regulatory agencies, to evaluate how the current regulatory framework promotes or inhibits the principles and what actions have been, and are being, taken to promote the principles. In response to the executive order, on June 12, 2017, October 6, 2017 and October 26, 2017, respectively, the U.S. Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries. These recommendations, if implemented, could reduce some of the burdens and costs of the current regulatory framework.
General
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
ZB, N.A. is subject to the provisions of the National Bank Act and other statutes governing national banks, as well as the rules and regulations of the OCC, the Consumer Financial Protection Bureau (“CFPB”), and the FDIC. It is also subject to examination and supervision by the OCC and examination by the CFPB in respect of federal consumer financial regulations. In addition, Zions Bancorporation is subject to examination by the Federal Reserve Bank of San Francisco. Some of our nonbank subsidiaries are also subject to regulation by the Federal Reserve Board (“FRB”) and other federal and state agencies. These regulatory agencies may exert considerable influence over our activities through their supervisory and examination roles. Our brokerage and investment advisory subsidiaries are regulated by the SEC, Financial Industry Regulatory Authority (“FINRA”) and/or state securities regulators.
The Dodd-Frank Act
The most recent financial crisis led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Act, which was enacted in July 2010, is one of the most far reaching legislative actions affecting the financial services industry in decades and significantly restructured the financial regulatory regime in the United States. Implementation of the Dodd-Frank Act and related rulemaking activities continued in 2017.
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
Regulations promulgated under the Dodd-Frank Act require us to maintain greater levels of capital and liquid assets than was generally the case before the crisis and limit the forms of capital that we will be able to rely upon for regulatory purposes. In addition, in its supervisory role with respect to our stress testing and capital planning, our ability to deliver returns to our shareholders through dividends and stock repurchases is subject to prior non-objection by the FRB. The stress testing and capital plan processes also could substantially reduce our flexibility to respond to market developments and opportunities in such areas as capital raising and acquisitions.
The Dodd-Frank Act’s provisions and related regulations also affect the fees we must pay to regulatory agencies and the pricing of certain products and services, including the following:

•	The assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits.

•	The federal prohibition on the payment of interest on business transaction accounts was repealed.

•	The FRB was authorized to issue and did issue regulations governing debit card interchange fees.
The Dodd-Frank Act also created the CFPB, which is responsible for promulgating regulations designed to protect consumers’ financial interests and examining large financial institutions for compliance with, and enforcing, those regulations. The Dodd-Frank Act adds prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. The Dodd-Frank Act subjected national banks to the possibility of further regulation by restricting the preemption of state laws by federal laws. Restricting the scope of federal preemption could burden national banks with the requirement that they also comply with certain state laws covering matters already covered by federal law. In addition, the Dodd-Frank Act gives greater power to state attorneys general to pursue legal actions against banking organizations for violations of federal law.
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
The Company is subject to the provisions of the Volcker Rule, issued pursuant to the Dodd-Frank Act. The Company has divested all but $3 million of private equity investments (“PEIs”) not permitted under the Volcker Rule. Such investments also provide for $4 million of potential capital calls, which the Company would fund, as allowed by the Volcker Rule, if and as the capital calls are made until the investments are sold. Nevertheless, because the remaining investments are comprised of funds that are in the later stages of their lifecycle, significant future funding requests are not anticipated. The Company continues to pursue the disposition of all non-compliant PEIs. In February 2017, the Federal Reserve Bank of San Francisco approved the Company’s application for an extended transition period of up to five years in which to dispose of its remaining PEIs in light of their illiquid nature.
The Company and other companies subject to the Dodd-Frank Act are subject to a number of requirements regarding the time, manner and form of compensation given to its key executives and other personnel receiving incentive compensation, which are being imposed through the supervisory process as well as published guidance and proposed rules. These restrictions imposed by the Dodd-Frank Act include documentation and governance, deferral, risk-balancing, and clawback requirements. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or engage in other activities, or could result in regulatory enforcement actions.
During the second quarter of 2016, the U.S. financial regulators, including the FRB and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including Zions). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, additional specific requirements for entities with total consolidated assets of at least $50 billion, such as Zions, and further, more stringent requirements for those with total consolidated assets of at least $250 billion. The general qualitative requirements include: (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. For larger financial institutions, including Zions, the proposed revised regulations would also introduce very prescriptive requirements relating to the types and percentages, the timing of the realization, and the risk of forfeiture of incentive compensation awarded to “senior executive officers” and “significant risk-takers.” The regulators have not yet issued any final rules.
Some aspects of the Dodd-Frank Act continue to be subject to rulemaking, and many of the rules that have been adopted may be subject to interpretation or clarification. In 2017, the U.S. House of Representatives approved a bill that would significantly amend the post-financial crisis regulatory framework implemented under the Dodd-Frank Act, and a bipartisan group of senators also introduced legislation that would revise various post-financial crisis regulatory requirements and provide targeted relief to certain financial institutions, which may include Zions. If passed, this legislative initiative could result in the Company no longer being deemed a systemically important financial institution (“SIFI”) or subject to the enhanced prudential supervision standards applicable to SIFIs. The likelihood and impact of any regulatory and legislative changes are difficult to predict and cannot be presently determined.
Capital Standards - Basel Framework
In 2013, the FRB, FDIC, and OCC published final rules (the “Basel III capital rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III capital rules effectively replaced the Basel I capital rules and implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company, compared to the Basel I U.S. risk-based capital rules. The Basel III capital rules became effective for the Company on January 1, 2015 and were subject to phase-in periods for certain of their components. In November 2017, the FRB, FDIC and OCC published a final rule for non-advanced approaches banks that extends the regulatory capital treatment applicable during 2017 under the regulatory capital rules for certain items.
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
When fully phased-in the Basel III capital rules will also require the Company and its subsidiary bank to maintain a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and progressively increases over time, as determined by regulation.
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
The Basel Committee has issued a series of updates that propose other changes to capital regulations. In one of these, the Basel Committee finalized a revised framework for calculating minimum capital requirements for market risk, which is expected to increase market risk capital requirements for most banking organizations. The Basel Committee has set an effective date for reporting under the revised framework for market risk capital of December 31, 2019. The U.S. federal bank regulatory agencies have not yet proposed rules implementing these revisions for U.S. banking organizations. The Company met all capital adequacy requirements under the Basel III capital rules as of December 31, 2017.
Capital Planning and Stress Testing
The Company is required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Act Stress Test (“DFAST”) and the FRB’s Horizontal Capital Review, also referred to as Comprehensive Capital Analysis and Review (“HCR/CCAR”). The Company submitted its 2017 capital plan and stress test results to the FRB on April 5, 2017. In its capital plan, the Company was required to forecast, under a variety of economic scenarios for nine quarters, its estimated regulatory capital ratios, and its generally accepted accounting principles (“GAAP”) tangible common equity ratio. On June 28, 2017, we announced that the FRB notified us that it did not object to the capital actions outlined in our 2017 capital plan. The plan included (1) the increase of the quarterly common dividend to $0.24 per share by the second quarter of 2018, following the path of $0.12 per share in the third quarter of 2017, $0.16 per share in the fourth quarter of 2017, $0.20 per share in the first quarter of 2018 and $0.24 per share in the second quarter of 2018; and (2) up to $465 million in total repurchases of common equity.
On June 22, 2017, we filed a Form 8-K with the SEC presenting the results of the 2017 DFAST. The results of the stress test demonstrated that the Company has sufficient capital to withstand a severe hypothetical economic downturn. Detailed disclosure of the stress test results can also be found on our website. In addition, we submitted on October 5, 2017, our mid-cycle company-run DFAST, based upon the Company’s June 30, 2017 financial position. Zions’ mid-cycle DFAST results, based on the hypothetical severely adverse scenario, indicate the Company would maintain capital ratios at sufficient levels throughout the nine-quarter forecasting horizon. As discussed in the mid-cycle press release, published October 5, 2017, Zions’ hypothetical severely adverse scenario was designed to create a stressful idiosyncratic environment, including a 10% unemployment rate and a 35% decline in commercial property values. During the nine-quarter projection period, the minimum CET1 ratio was 9.9%.
Zions has participated in the annual HCR/CCAR/DFAST exercise since 2014. Prior to 2017, the FRB could object to Zions’ capital plan on either quantitative or qualitative grounds. On January 30, 2017, the FRB announced a final rule for the 2017 cycle, removing from the qualitative assessment of the exercise those bank holding companies that have total consolidated assets of at least $50 billion but less than $250 billion, on-balance sheet foreign exposure of less than $10 billion, and nonbank assets of less than $75 billion (referred to as large and non-complex (“LNC”)

firms). However, the FRB may still object to a capital plan based on the results of its quantitative assessment. As an LNC firm, Zions will still be subject to regular supervisory assessments to examine the Company’s capital planning processes. Our annual capital plan is due by April each year, and the FRB will publish results of its supervisory HCR/CCAR review of our capital plan by June 30 of each year.
On February 17, 2014, the FRB published final rules to implement Section 165, Enhanced Supervision and Prudential Standards for Nonbank Financial Companies Supervised by the Board of Governors and Certain Bank Holding Companies, of the Dodd-Frank Act. The Company believes that it is in compliance with these rules.
Liquidity
Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the United States and internationally, without required formulaic measures. However, in January 2016, Zions became subject to final rules adopted by the FRB and other banking regulators (“Final Liquidity Coverage Ratio (“LCR”) requirement Rule”) implementing a U.S. version of the Basel Committee’s LCR requirement. The LCR is intended to ensure that banks hold sufficient amounts of so-called HQLA to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. Zions is subject to the modified LCR, which is the ratio of an institution’s amount of HQLA (the numerator) over 70% of projected net cash out-flows over the 30-day horizon (the denominator), in each case, as calculated pursuant to the Final LCR Rule. The Final LCR Rule requires institutions subject to the modified LCR to maintain the modified ratio equal to at least 100% in order to satisfy this regulatory requirement. Only specific classes of assets, including U.S. Treasury securities, other U.S. government obligations and agency mortgage-backed securities, qualify under the rule as HQLA, with classes of assets deemed relatively less liquid and/or subject to greater degree of credit risk subject to certain haircuts and caps for purposes of calculating the numerator under the Final LCR Rule. The total assumed projected net cash outflows amount is determined under the rule by applying certain hypothetical outflow and inflow rates, which reflect certain standardized stressed assumptions, against the balances of the banking organization’s funding sources, obligations, transactions and assets over the 30-day stress period. Inflows that can be included to offset outflows are limited to 75% of outflows (which effectively means that banking organizations must hold HQLA equal to 25% of outflows even if outflows perfectly match inflows over the stress period).
The Basel III framework also included a second standard, referred to as the net stable funding ratio (“NSFR”), which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. In May 2016, the FRB and other federal banking regulators issued a proposed rule that would implement the NSFR for large U.S. banking organizations. Under the proposed rule, the most stringent requirements would apply to bank holding companies with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure, and would require such organizations to maintain a minimum NSFR of 1.0 on an ongoing basis, calculated by dividing the organization’s available stable funding by its required stable funding. Bank holding companies with less than $250 billion, but more than $50 billion, in total consolidated assets and less than $10 billion in on-balance sheet foreign exposure, such as Zions, would be subject to a modified NSFR requirement which would require such bank holding companies to maintain a minimum NSFR of 0.7 on an ongoing basis. Under the proposed rule, a banking organization’s available stable funding would be calculated by applying specified standard weightings to its equity and liabilities based on their expected stability over a one-year time horizon and its required stable funding would be calculated by applying specified standardized weightings to its assets, derivative exposures and commitments based on their liquidity characteristics over the same one-year time horizon. The U.S. federal bank regulatory agencies have not released the final rule. We do not expect this to have a material impact on the Company.
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
In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. The advance notice of proposed rulemaking addressed five categories of cyber standards: (1) cyber risk governance; (2) cyber risk management; (3) internal dependency management; (4) external dependency management; and (5) incident response, cyber resilience, and situational awareness. The comment period expired in February 2017; however, the regulators have not yet issued any revised proposed rules or final rules.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under the prompt corrective action provisions of FDICIA as modified by the Basel III capital rules, an insured depository institution generally will be classified as well-capitalized if it has a CET1 ratio of at least 6.5%, a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%, and an insured depository institution generally will be classified as under-capitalized if its CET1 ratio is under 3%, its total risk-based capital ratio is less than 8%, its Tier 1 risk-based capital ratio is less than 6%, or its Tier 1 leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as “well-capitalized,” “adequately capitalized,” or “under-capitalized,” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the under-capitalized categories, it is required to submit a capital restoration plan to the Federal bank regulator, and the holding company must guarantee the performance of that plan.
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

•
Limitations on dividends payable by subsidiaries. A significant portion of the Parent’s cash, which is used to pay dividends on our common and preferred stock and to pay principal and interest on our debt obligations, is derived from dividends paid to the Parent by its subsidiary bank. These dividends are subject to various legal and regulatory restrictions. See Note 14 of the Notes to Consolidated Financial Statements.

•
Limitations on dividends payable to shareholders. The Parent’s ability to pay dividends on both its common and preferred stock may be subject to regulatory restrictions, including the requirement that they be included in a stress test and capital plan to which the FRB has not objected. See discussion under “Liquidity Management Actions” on page 74.

•
Safety and soundness requirements. Federal law requires that our bank be operated in a safe and sound manner. We are subject to additional safety and soundness standards prescribed in the FDICIA, including standards related to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards deemed appropriate by the federal banking agencies. The safety and soundness requirements give bank regulatory agencies significant latitude in their supervisory authority over us.

•
Requirements for approval of acquisitions and activities and restrictions on other activities. Prior approval of the FRB is required under the BHC Act for a financial holding company to acquire or hold more than a 5% voting interest in any bank, to acquire substantially all the assets of a bank or to merge with another financial or bank holding company. The BHC Act also requires approval for certain non-banking acquisitions, restricts the activities of bank holding companies that are not financial holding companies to banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking as to be a proper incident thereto, and restricts the non-banking activities of a financial holding company to those that are permitted for financial holding companies or that have been determined by the FRB to be financial in nature, incidental to financial activities, or complementary to a financial activity. Laws and regulations governing national banks contain similar provisions concerning acquisitions and activities.

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

•
Broker-dealer and investment advisory regulations. One of our subsidiaries is a broker-dealer that is authorized to engage in securities underwriting and other broker-dealer activities. This company is registered with the SEC and is a member of FINRA. Another subsidiary is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and as such is supervised by the SEC. Certain of our subsidiaries are also subject to various U.S. federal and state laws and regulations. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws.

•	Provisions of the GLB Act and other federal and state laws dealing with privacy for non-public personal information of individual customers.

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
REGULATORY RELIEF IF PROPOSED RESTRUCTURING IS COMPLETED AND FSOC APPLICATION IS APPROVED
As discussed above, on November 20, 2017, we announced a proposal to streamline our corporate structure by merging the Parent into its bank subsidiary, ZB, N.A. In connection with the proposed restructuring, we also intend to file an application with FSOC (the “FSOC Appeal”) that, if successful, could potentially eliminate “enhanced” regulation of the “Company” as a SIFI.
If completed, the proposed restructuring would eliminate the bank holding company structure and associated regulatory framework and would result in ZB, N.A. becoming the top-level publicly-traded entity within our corporate structure. If the proposed restructuring and FSOC Appeal are successful, the Company expects that:

•
The Company would no longer be subject to duplicative examinations by both the FRB and OCC and instead would no longer be subject to examinations by the FRB. The Company would continue to be subject to examinations by the CFPB with respect to consumer financial regulations.

•
The Company would no longer be subject to “enhanced prudential supervision” by the FRB under Section 165 of the Dodd-Frank Act. There are a number of regulatory requirements that are applied to the Company under “enhanced prudential supervision,” which includes the annual HCR/CCAR process, as well as the LCR requirements applicable to “systemically important” organizations, as discussed above under “Capital Planning and Stress Testing” and “Liquidity,” respectively. The Company would continue to be subject to the OCC’s heightened standards for national banks with assets of $50 billion or more, and the DFAST process, as described above under “Capital Planning and Stress Testing.”

•
The Company would no longer be subject to the prior non-objection requirement under HCR/CCAR for declaring any dividends or share repurchases, but would continue to be subject to the limitations on dividends and share repurchases pursuant to the National Bank Act and the OCC’s regulations.

In addition, if the restructuring is completed, the Company generally would no longer be subject to the Securities Law of 1933, but would remain subject to the requirements of the Securities Exchange Act of 1934, including the reporting requirements thereunder. However, the Company would be subject to OCC regulations governing securities offerings and make any filings required under the Securities Exchange Act with the OCC instead of the SEC.
ITEM 1A. RISK FACTORS
The Company’s growth strategy is driven by key factors while adhering to defined risk parameters. The key elements of Zions’ strategy reflect its prudent risk-taking philosophy. The Company generates revenue by taking prudent and appropriately priced risks. These factors are outlined in the Company’s Risk Appetite Framework.
The Company’s Board of Directors has established a Risk Oversight Committee of the Board, approved an Enterprise Risk Management Framework, and appointed an Enterprise Risk Management Committee (“ERMC”) to oversee and implement the Framework. The ERMC is comprised of senior management of the Company and is chaired by the Chief Risk Officer. The Company’s most significant risk exposure has traditionally come from the acceptance of credit risk inherent in prudent extension of credit to relationship customers. In addition to credit risk, these committees also monitor the following level one risk areas: market and interest rate risk, liquidity risk, strategic/business risk, operational/technology risk, model risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk as outlined in the Company’s risk taxonomy. In 2017, the Company also designated cyber risk a level one risk in its risk taxonomy, which places it at the highest level of oversight with its other top risks. Additional governance and oversight includes Board-approved policies and management committees with direct focus on these specific risk categories. Incorporated into each of these level one risks mentioned previously is third party vendor risk, which the Company views as critical in the management and oversight of vendor management.
Although not comprehensive, the following describes several risk factors that are significant to the Company:
Credit Risk
Credit quality has adversely affected us in the past and may adversely affect us in the future.
Credit risk is one of our most significant risks. A decline in the strength of the U.S. economy in general or the local economies in which we conduct operations could result in, among other things, deterioration in credit quality and/or reduced demand for credit, including a resultant adverse effect on the income from our loan portfolio, an increase in charge-offs and an increase in the allowance for loan and lease losses (“ALLL”).
We have concentrations of risk in our loan portfolio, including loans secured by real estate, leveraged and enterprise value lending, and oil and gas-related lending, which may have unique risk characteristics that may adversely affect our results. While oil and gas prices have stabilized over the last year and our lending exposure to this segment has been reduced, the oil and gas industry is still subject to volatility.
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
As a regional bank holding company, the Company provides a full range of banking and related services through its local management teams and unique brands in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. Approximately 76% of the Company’s total net interest income relates to our banking operations in Utah, Texas, and California for the years ended December 31, 2017, and December 31, 2016, respectively. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Accordingly, adverse economic conditions affecting these three states in particular could significantly affect our consolidated operations and financial results. For example, our credit risk could be elevated to the extent that our lending practices in these three states focus on borrowers or groups of borrowers with similar economic characteristics, which are similarly affected by the same adverse economic events. At December 31, 2017, loan balances associated with our banking operations in Utah, Texas, and California comprised 80% of the Company’s commercial lending portfolio, 74% of the CRE lending portfolio, and 71% of the consumer lending portfolio.
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
Adverse economic conditions negatively affect the Company’s assets, including its loan and securities portfolios, capital levels, results of operations, and financial condition. The most recent financial crisis resulted in significant regulatory changes that continue to affect the Company. Although economic conditions have improved since the most recent financial crisis, it is possible that economic conditions may weaken. Economic and fiscal conditions in the United States and other countries may directly or indirectly adversely impact economic and market conditions faced by the Company and its customers. Any sustained weakness or further weakening in economic conditions would adversely affect the Company.
Market and Interest Rate Risks
Failure to effectively manage our interest rate risk and prolonged periods of low interest rates could adversely affect us.
Net interest income is the largest component of the Company’s revenue. Interest rate risk is managed by the Asset Liability Management Committee, which is established by the Company’s Board of Directors. Failure to effectively manage our interest rate risk could adversely affect the Company. Factors beyond the Company’s control can significantly influence the interest rate environment and increase the Company’s risk. These factors include competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest rates resulting from general economic conditions and the policies of governmental and regulatory agencies, in particular the FRB.
The Company remains in an “asset-sensitive” interest rate risk position, which means that net interest income would be expected to increase if interest rates increase, and to decline if interest rates decrease. Most recently, the FRB decided to maintain the target range for the federal funds rate at 1.25% to 1.5%, and indicated that it will determine the timing and size of future rate adjustments by assessing realized and expected economic conditions relative to the objectives of maximum employment and 2% inflation.
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
We are a bank holding company and, as such, we and our subsidiary bank are subject to the comprehensive, consolidated supervision and regulation of the FRB, the OCC and the FDIC, including risk-based and leverage capital ratio requirements, and Basel III liquidity requirements. Capital needs may rise above normal levels when we experience deteriorating earnings and credit quality, and our banking regulators may increase our capital requirements based on general economic conditions and our particular condition, risk profile and growth plans. In addition, we may be required to increase our capital levels even in the absence of actual adverse economic conditions or forecasts as a result of stress testing and capital planning based on hypothetical future adverse economic scenarios. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels. For a summary of the capital rules to which we are subject, see “Capital Standards – Basel Framework” on page 10 of this Annual Report on Form 10-K.
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
In order to meet the requirements of these new regulations, the Company expects to continue to hold a higher portion of its assets in HQLA and a lower portion of its assets in loans than was generally the case prior to such regulation. HQLA generally have lower yields than loans of the type made by the Company.
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
We have made, and are continuing to make, significant changes to the Company that include, among other things, organizational restructurings, efficiency initiatives, and replacement or upgrades of certain core technological systems to improve our control environment, and operating efficiency. The ultimate success and completion of these changes, and their effect on the Company, may vary significantly from initial planning, which could materially adversely affect the Company.
Over the last several years, the Company has completed numerous improvement projects, including combining the legal charters of our seven affiliate banks into one, consolidating 15 loan operations sites into two, upgrading our accounting systems, installing a credit origination work flow system, streamlining our small business and retail lending, mortgage, wealth management and foreign exchange businesses, and investing in data quality and information security. Ongoing investment continues in a multi-year project to replace our core loan and deposit systems, a collection of customer-facing digital capabilities and a variety of other projects to simplify how we do business.
These changes continue to be implemented; some of the projects are fully completed, and some projects are in their early stages. By their very nature, projections of duration, cost, expected savings, expected efficiencies, and related items are subject to change and significant variability.
We may encounter significant adverse developments in the completion and implementation of these changes. These may include significant time delays, cost overruns, loss of key people, technological problems, processing failures, and other adverse developments. Any or all of these issues could result in disruptions to our systems, processes, control environment, procedures, and employees, which may adversely impact our customers and our ability to conduct business.
We have plans, policies and procedures designed to prevent or limit the negative effect of these potential adverse developments. However, there can be no assurance that any such adverse developments will not occur or, if they do occur, that they will be adequately remediated. The ultimate effect of any adverse development could subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could materially affect the Company, including its control environment, operating efficiency, and results of operations.

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
Cyber Risk
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
Under HCR/CCAR, we are required to submit to the FRB each year our capital plan for the applicable planning horizon, along with the results of required stress tests. Each annual capital plan will, among other things, specify our planned capital actions with respect to dividends, preferred stock redemptions, common stock repurchases or issuances, and similar matters and will be subject to the objection or non-objection by the FRB. Moreover, the HCR/CCAR process requires us to analyze the pro forma impact on our financial condition of various hypothetical future adverse economic scenarios selected by us and the FRB. We must maintain or raise capital sufficient to meet our risk management and regulatory expectations under such hypothetical scenarios. In connection with the annual HCR/CCAR process, we also participate in the DFAST on a semiannual basis. Under DFAST, a standardized strategy for capital actions (dividend payments held constant and other current capital obligations met) is implemented by all participating banks. As required by the Dodd-Frank Act, we also submit stress tests to the OCC for our subsidiary bank because it has assets in excess of $10 billion. Under both HCR/CCAR and DFAST, the FRB uses its proprietary models to analyze the Company’s stressed capital position. The severity of the hypothetical scenarios devised by the FRB and OCC and employed in these stress tests is undefined by law or regulation, and is thus subject solely to the discretion of the regulators. The stress testing and capital planning processes may, among other things, require us to increase our capital levels, limit our dividends or other capital distributions to shareholders, modify our business strategies, or decrease our exposure to various asset classes.
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
As of December 31, 2017, the Company had $1 billion of goodwill that was allocated to Amegy, CB&T and Zions Bank. If the fair value of a reporting unit is determined to be less than its carrying value, the Company may have to take a charge related to the impairment of its goodwill. Such a charge would occur if the Company were to experience increases in the book value of a reporting unit in excess of the increase in the fair value of equity of a reporting unit. A significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of the Company’s common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate the Company taking charges in the future related to the impairment of its goodwill. Future regulatory actions could also have a material impact on assessments of the appropriateness of the goodwill carrying value. If the Company was to conclude that a future write-down of its goodwill is necessary, it would record the appropriate charge, which could have a material adverse effect on the Company’s results of operations.
The Company may not be able to utilize the significant DTA recorded on its balance sheet.
The Company’s balance sheet includes a significant DTA. We had net DTAs of $93 million at December 31, 2017, compared with $250 million at December 31, 2016. The largest components of this asset result from additions to our ALLL for purposes of GAAP in excess of loan losses actually taken for tax purposes. Our ability to continue to record this DTA is dependent on the Company’s ability to realize its value through net operating loss carrybacks or future projected earnings. Loss of part or all of this asset would adversely impact tangible capital. In addition, inclusion of this asset in determining regulatory capital is subject to certain limitations. Currently, no DTAs are disallowed for regulatory purposes either on a consolidated basis or at the Company’s subsidiary bank.

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
The Dodd-Frank Act has material implications for the Company and the entire financial services industry. The Dodd-Frank Act places significant additional regulatory oversight and requirements on financial institutions, particularly those with more than $50 billion of assets, including the Company. In addition, among other things, the Dodd-Frank Act:

•	affected the levels of capital and liquidity with which the Company must operate and how it plans capital and liquidity levels;

•	subjected the Company to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	impacted the Company’s ability to invest in certain types of entities or engage in certain activities;

•	impacted a number of the Company’s business strategies;

•	required us to incur the cost of developing substantial heightened risk management policies and infrastructure;

•	regulated the pricing of certain of our products and services and restricted the revenue that the Company generates from certain businesses;

•	subjected the Company to capital planning actions, including stress testing or similar actions and timing expectations for capital raising;

•	subjected the Company to supervision by the CFPB, with very broad rule-making and enforcement authorities;

•	granted authority to state agencies to enforce state and federal laws against national banks;

•	subjected the Company to new and different litigation and regulatory enforcement risks; and

•	limited the manner and amount in which compensation is paid to executive officers and employees generally.
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
ITEM 2. PROPERTIES
At December 31, 2017, the Company operated 433 branches, of which 275 are owned and 158 are leased. The Company also leases its headquarters in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance and taxes. For additional information regarding leases and rental payments, see Note 15 of the Notes to Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
The information contained in Note 15 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ on February 9, 2018 was $51.64 per share.
The following schedule sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock, as quoted on NASDAQ:

	2017		2016
	High	Low	High	Low

1st Quarter	$48.33	$39.09	$26.91	$19.65
2nd Quarter	44.85	38.43	29.46	23.14
3rd Quarter	47.70	41.23	31.35	23.02
4th Quarter	52.20	43.50	44.15	30.07
PREFERRED STOCK REDEMPTIONS
During 2017, we redeemed all outstanding shares of our 7.9% Series F preferred stock for a cash payment of approximately $144 million. The total one-time reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $2 million due to the accelerated recognition of preferred stock issuance costs.
During 2016 we decreased our preferred stock by $118 million, including the purchase of $26 million of our Series I preferred stock, $59 million of our Series J preferred stock, and $33 million of our Series G preferred stock, for an aggregate cash payment of $126 million. The total one-time reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $10 million. These preferred stock redemptions benefit the Company by decreasing the amount of preferred dividends paid.
EQUITY CAPITAL AND DIVIDENDS
We have 4,400,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2017, 66,139, 138,390, 126,221, 98,555, and 136,368 of preferred shares series A, G, H, I, and J respectively, are outstanding. In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings available to common shareholders and are paid quarterly or semiannually in arrears. The preferred stock redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. All of the outstanding series of preferred stock are registered with the SEC. In addition, Series A, G, and H preferred stock are listed and traded on the New York Stock Exchange. See Note 13 of the Notes to Consolidated Financial Statements for further information regarding the Company’s preferred stock.
As of February 9, 2018, there were 4,353 holders of record of the Company’s common stock. The frequency and amount of common stock dividends paid during the last two years are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2017	$0.08	$0.08	$0.12	$0.16
2016	0.06	0.06	0.08	0.08
The Company’s Board of Directors approved a dividend of $0.20 per common share payable on February 22, 2018 to shareholders of record on February 15, 2018. The Company expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition, and regulatory approvals.
SHARE REPURCHASES
During 2017 we continued our common stock repurchase program and repurchased 7 million shares of common stock outstanding with a fair value $320 million at an average price of $45.66 per share. During the first quarter of 2018, the Company repurchased an additional 2 million shares of common stock outstanding with a fair value of $115 million at an average price of $53.46 per share, leaving $120 million of repurchase capacity remaining in the 2017 capital plan (which spans the timeframe of July 2017 to June 2018).
During 2016 we repurchased 3 million shares of common stock outstanding with a fair value of $90 million at an average price of $31.15 per share.
The following schedule summarizes the Company’s share repurchases for the fourth quarter of 2017:

Period	Total number of shares repurchased [1]	Average price paid per share	Shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

October	935	$47.19	—	$350,000,045
November	1,019,801	48.07	1,019,240	301,000,280
December	1,302,618	50.74	1,300,777	235,000,750
Fourth quarter	2,323,354	49.57	2,320,017

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

PERFORMANCE GRAPH
The following stock performance graph compares the five-year cumulative total return of Zions Bancorporation’s common stock with the Standard & Poor’s 500 Index and the Keefe, Bruyette & Woods, Inc. (“KBW”) Bank Index, both of which include Zions Bancorporation. The KBW Bank Index is a market capitalization-weighted bank stock index developed and published by KBW, a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 24 geographically diverse stocks representing national money center banks and leading regional financial institutions. The stock performance graph is based upon an initial investment of $100 on December 31, 2012 and assumes reinvestment of dividends.

PERFORMANCE GRAPH FOR ZIONS BANCORPORATION
INDEXED COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	2012	2013	2014	2015	2016	2017

Zions Bancorporation	100.0	140.6	134.6	129.8	206.7	246.6
KBW Bank Index	100.0	137.8	150.7	151.4	194.6	230.7
S&P 500	100.0	132.4	150.5	152.5	170.8	208.1
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

(Dollar amounts in millions, except per share amounts)	2017/2016 Change	2017	2016	2015	2014	2013
For the Year
Net interest income	+11%	$2,065	$1,867	$1,715	$1,680	$1,696
Noninterest income	+5%	544	516	357	493	327
Total revenue	+9%	2,609	2,383	2,072	2,173	2,023
Provision for loan losses	-74%	24	93	40	(98)	(87)
Noninterest expense	+4%	1,649	1,585	1,581	1,649	1,704
Income before income taxes	+33%	936	705	451	621	407
Income taxes	+46%	344	236	142	223	143
Net income	+26%	592	469	309	398	264
Net earnings applicable to common shareholders	+34%	550	411	247	327	294
Per Common Share
Net earnings – diluted	+31%	2.60	1.99	1.20	1.68	1.58
Net earnings – basic	+36%	2.71	2.00	1.20	1.68	1.58
Dividends declared	+57%	0.44	0.28	0.22	0.16	0.13
Book value [1]	+6%	36.01	34.10	32.67	31.35	29.57
Market price – end		50.83	43.04	27.30	28.51	29.96
Market price – high		52.20	44.15	33.42	33.33	31.40
Market price – low		38.43	19.65	23.72	25.02	21.56
At Year-End
Assets	+5%	66,288	63,239	59,665	57,203	56,021
Net loans and leases	+5%	44,780	42,649	40,650	40,064	39,043
Deposits	-1%	52,621	53,236	50,374	47,848	46,363
Long-term debt	-28%	383	535	812	1,086	2,263
Federal funds and other short-term borrowings	+502%	4,976	827	347	244	340
Shareholders’ equity:
Preferred equity	-20%	566	710	829	1,004	1,004
Common equity	+3%	7,113	6,924	6,679	6,366	5,461
Performance Ratios
Return on average assets		0.91%	0.78%	0.53%	0.71%	0.48%
Return on average common equity		7.7%	6.0%	3.8%	5.4%	5.7%
Return on average tangible common equity		9.0%	7.1%	4.6%	6.7%	7.4%
Net interest margin		3.45%	3.37%	3.19%	3.26%	3.36%
Capital Ratios [1]
Equity to assets		11.6%	12.1%	12.6%	12.9%	11.5%
Common equity tier 1 (Basel III), tier 1 common (Basel I) [2]		12.1%	12.1%	12.2%	11.9%	10.2%
Tier 1 leverage [2]		10.5%	11.1%	11.3%	11.8%	10.5%
Tier 1 risk-based capital [2]		13.2%	13.5%	14.1%	14.5%	12.8%
Total risk-based capital [2]		14.8%	15.2%	16.1%	16.3%	14.7%
Tangible common equity		9.3%	9.5%	9.6%	9.5%	8.0%
Tangible equity		10.2%	10.6%	11.1%	11.3%	9.9%
Selected Information
Weighted average diluted common shares outstanding (in thousands)		209,653	204,269	203,698	192,789	184,297
Company common shares repurchased - from publicly announced plans (in thousands)		7,009	2,889	—	—	—
Common dividend payout ratio		16.05%	14.04%	18.30%	9.56%	8.20%
Full-time equivalent employees		10,083	10,057	10,200	10,462	10,452
Commercial banking offices		431	436	450	460	469

[1]	At year-end.

[2]	For 2017, 2016, and 2015, ratios are based on Basel III. For years prior to 2015, ratios are based on Basel I.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS
GAAP to NON-GAAP RECONCILIATIONS
This Form 10-K presents non-GAAP financial measures, in addition to GAAP financial measures, to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. The Company considers these adjustments to be relevant to ongoing operating results and provide a meaningful base for period-to-period and company-to-company comparisons. These non-GAAP financial measures are used by management to assess the performance and financial position of the Company and for presentations of Company performance to investors. The Company further believes that presenting these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management.
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
Efficiency Ratio – this schedule also includes “adjusted noninterest expense,” “taxable-equivalent net interest income,” “adjusted taxable-equivalent revenue,” “pre-provision net revenue (“PPNR”) ,” and “adjusted PPNR.” The methodology of determining the efficiency ratio may differ among companies. Management makes adjustments to exclude certain items as identified in the subsequent schedule which it believes allows for more consistent comparability among periods. Management believes the efficiency ratio provides useful information regarding the cost of generating revenue. Adjusted noninterest expense provides a measure as to how well the Company is managing its expenses, and adjusted PPNR enables management and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources. The efficiency ratio and adjusted noninterest expense are the key metrics to which the Company announced it would hold itself accountable in its June 1, 2015 efficiency initiative, and to which executive compensation is tied.

Schedule 1
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP) – ANNUAL

		Year Ended December 31,
(Dollar amounts in millions)		2017	2016	2015
Net earnings applicable to common shareholders (GAAP)		$550	$411	$247
Adjustments, net of tax:
Amortization of core deposit and other intangibles		4	5	6
Net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax (non-GAAP)	(a)	$554	$416	$253
Average common equity (GAAP)		$7,148	$6,915	$6,581
Average goodwill		(1,014)	(1,014)	(1,014)
Average core deposit and other intangibles		(5)	(13)	(21)
Average tangible common equity (non-GAAP)	(b)	$6,129	$5,888	$5,546
Return on average tangible common equity (non-GAAP)	(a/b)	9.0%	7.1%	4.6%
Schedule 2
TANGIBLE EQUITY (NON-GAAP), TANGIBLE COMMON EQUITY (NON-GAAP), AND TANGIBLE BOOK VALUE PER COMMON SHARE (NON-GAAP)

(Dollar amounts in millions, except per share amounts)		December 31,
		2017	2016	2015
Total shareholders’ equity (GAAP)		$7,679	$7,634	$7,507
Goodwill		(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(2)	(8)	(16)
Tangible equity (non-GAAP)	(a)	6,663	6,612	6,477
Preferred stock		(566)	(710)	(829)
Tangible common equity (non-GAAP)	(b)	$6,097	$5,902	$5,648
Total assets (GAAP)		$66,288	$63,239	$59,665
Goodwill		(1,014)	(1,014)	(1,014)
Core deposit and other intangibles		(2)	(8)	(16)
Tangible assets (non-GAAP)	(c)	$65,272	$62,217	$58,635
Common shares outstanding (thousands)	(d)	197,532	203,085	204,417
Tangible equity ratio (non-GAAP)	(a/c)	10.2%	10.6%	11.0%
Tangible common equity ratio (non-GAAP)	(b/c)	9.3%	9.5%	9.6%
Tangible book value per common share (non-GAAP)	(b/d)	$30.87	$29.06	$27.63

Schedule 3
EFFICIENCY RATIO

(Dollar amounts in millions)		2017	2016	2015

Noninterest expense (GAAP)	(a)	$1,649	$1,585	$1,581
Adjustments:
Severance costs		7	5	11
Other real estate expense, net		(1)	(2)	(1)
Provision for unfunded lending commitments		(7)	(10)	(6)
Debt extinguishment cost		—	—	3
Amortization of core deposit and other intangibles		6	8	9
Restructuring costs		4	5	4
Total adjustments	(b)	9	6	20
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$1,640	$1,579	$1,561
Net interest income (GAAP)	(d)	$2,065	$1,867	$1,715
Fully taxable-equivalent adjustments	(e)	35	25	18
Taxable-equivalent net interest income (non-GAAP)[1]	(d+e)=(f)	2,100	1,892	1,733
Noninterest income (GAAP)	(g)	544	516	357
Combined income (non-GAAP)	(f+g)=(h)	2,644	2,408	2,090
Adjustments:
Fair value and nonhedge derivative income (loss)		(2)	2	—
Securities gains (losses), net		14	7	(127)
Total adjustments	(i)	12	9	(127)
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$2,632	$2,399	$2,217
Pre-provision net revenue (non-GAAP)	(h)-(a)	$995	$823	$509
Adjusted pre-provision net revenue (non-GAAP)	(j-c)	992	820	656
Efficiency ratio (non-GAAP)	(c/j)	62.3%	65.8%	70.4%
Company Overview
Zions Bancorporation (“the Parent”) and its subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) together comprise a $66 billion financial holding company headquartered in Salt Lake City, Utah.

•	As of December 31, 2017, the Company was the 19th largest domestic bank holding company in terms of deposits and is included in the Standard and Poor’s (“S&P”) 500 and NASDAQ Financial 100 indices.

•
At December 31, 2017, the Company had banking operations through 433 domestic branches in eleven western states. Additionally, the Company currently has, and continues to develop its digital delivery capabilities. Revenues and profits are primarily derived from commercial customers and the Company also emphasizes mortgage banking, wealth management, municipal finance, and brokerage services.

•
The Company is consistently ranked among the best banks in the country to work with by its small and middle-market customers, as measured by the Greenwich Associates annual survey. Since the awards inception in 2009, only three other U.S. banks have consistently received as many Greenwich Excellence Awards as Zions Bancorporation.

•
The Company consistently wins awards for the best bank within its geography. Examples include the best bank awards given by local newspapers, business journals, or similar publications in Nevada, Arizona, and California: Orange County (four consecutive years) and San Diego County (seven consecutive years).

•	The long-term strategy of the Company is driven by key factors that include:

◦
Continuing to execute on our community bank business model by doing business on a “local” basis, with significant local decision making for customer-facing elements of our business including product offerings, marketing, and pricing. We believe this provides a meaningful competitive advantage and an opportunity for growth over larger national banks whose loan and deposit products are often homogeneous. We are actively engaged in community events and charitable efforts designed to give back to the people within our communities. In 2017, we believe this local, customized approach led to a strong showing with commercial customers as reflected in the Greenwich Awards referenced earlier, as well as a growth rate of loans that exceeded the domestic commercial banks’ rate by approximately three percentage points.

◦
Achieving even greater efficiencies than currently reflected in our financial statements. We have improved the financial performance of the Company significantly during the past three years and we intend to continue to do so by creating value through the adoption of common practices, automation, and simplification of all of our front, middle and back-office processes.

◦
We expect to achieve continued growth of revenue (net interest income plus noninterest income) in excess of noninterest expense—so-called positive operating leverage—which should result in annual PPNR growth in the high single digit rate and further improvement to the efficiency ratio.

◦
Improving profitability ratios. Improved operating efficiency coupled with low credit costs as experienced in 2017 should lead to improved profitability ratios, such as the return on assets and equity. We expect to maintain or increase the return of shareholders’ equity due to stronger earnings and a lower risk profile than seen in stress testing results just a few years ago.

◦	Maintaining a strong approach to risk management, having meaningfully improved our operational, credit, and financial risk management in the past several years.

◦	Striving to be a “top employer of choice,” which means employees view Zions Bancorporation as one of the best places to work and grow.

•
We believe our scale gives us superior access to capital markets, more robust treasury management, and other product capabilities than smaller community banks. Looking forward for the next several years, we believe that digital delivery of products, including mobile banking, online banking and having a core processing system that is robust and prevents outages, is critical to remaining competitive. As such, we are investing a substantial amount to upgrade and replace systems and applications.

•	During the past several years we have taken significant actions to improve the Company’s risk profile, which include:

◦
The reduction of an above-average concentration in CRE commitments, and within CRE, the concentration of land development commitments declined from more than 70% of total risk-based capital in 2007, to less than 5% at December 31, 2017;

◦	Numerous changes made to the credit administration organization and processes to facilitate improved data collection on loans and monitoring of potential default and loss risk;

◦	The higher-risk portfolio of collateralized debt obligation securities were sold and replaced with government and government agency securities;

◦
A significant increase in the on-balance sheet storehouse of liquidity with the purchase of moderate duration securities with limited duration extension risk; i.e., management has generally purchased securities that within the context of a rising interest rate environment would not experience interest rate related losses;

◦	The addition of five members of the Board of Directors;

◦	The replacement and upgrade of management information and accounting systems to allow for a more complete view of the Company’s risks and opportunities;

◦
The ongoing evaluation and classification of all known risks into approximately sixty unique risk categories, which are regularly monitored and reported in a process that flows from line-level employees through executive management to the Board of Directors;

◦	The streamlining or elimination of redundant or inefficient processes, and the reduction of unnecessary complexity in product types;

•
With the improvement in the risk profile, along with improving profitability, the Company’s capital stress test results have markedly improved within the past few years, and as such, we have increased the return of capital to shareholders including increasing the common dividend from $0.16 per share in 2014 to $0.44 per share in 2017. Additionally, we repurchased $320 million of common stock during 2017. We believe we are carrying excess capital, informed primarily by our stress test results, and have indicated that we intend to increase the leverage of the Company at a gradual pace as a result of moderate loan growth combined with total payout ratios generally similar to the current capital plan.

•
As part of our ongoing simplification and efficiency efforts, in December 2015, the Company consolidated its various banking charters into a single charter. Additionally, as previously discussed, in November 2017, the Company announced plans to change its structure to consolidate the holding company into the banking entity. This change, if approved by shareholders and regulators, will further reduce duplication of effort and simplify operations. For more information see, “Regulatory relief if proposed restructuring is completed and FSOC application is approved,” on page 15.

RESULTS OF OPERATIONS
Executive Summary
The Company reported net earnings applicable to common shareholders for 2017 of $550 million or $2.60 per diluted common share compared with $411 million or $1.99 per diluted common share for 2016. The improved financial performance reflects revenue growth, continued expense control and improved credit quality, particularly in the oil and gas-related loan portfolio. Net income increased in 2017 primarily due to a $198 million increase in net interest income, from growth in our lending and securities portfolios during the year, and short-term rate increases that positively impacted loan yields. Revenue also experienced a benefit from a $28 million increase related to noninterest income and credit costs, specifically the provision for loan losses, declined $69 million. These increases were partially offset by a $64 million increase in noninterest expense
Performance Relative to Previously Announced Initiatives
Efficiency Initiatives
In June 2015 we announced several initiatives to improve operational and financial performance along with some key financial targets. Our initiatives are designed to improve customer experience, to simplify the corporate structure and operations, and to make the Company a more efficient organization. Following is a brief discussion regarding our performance against these key financial targets:

•
Achieve an efficiency ratio in the low 60% range for fiscal year 2017. Our efficiency ratio for 2017 was 62.3%, which met our goal for the year, compared with 65.8% for 2016, representing a 351 bps improvement. Improvements in interest income from securities and loans, partially offset by an increase in adjusted noninterest expense, drove the significant improvement. See “GAAP to Non-GAAP Reconciliations” on page 29 for more information regarding the calculation of the adjusted efficiency ratio and why management uses this non-GAAP measure.

•
Maintain adjusted noninterest expense at less than $1.58 billion in 2016, with a modest increase of 2-3% in 2017. We met our target for fiscal year 2016, keeping adjusted noninterest expense to $1.579 billion. In 2017, total adjusted noninterest expense was $1.640 billion. Zions made a $12 million contribution to a charitable foundation in the fourth quarter of 2017, which was related in part to the Tax Cuts and Jobs Act. Excluding the impact of this one-time accelerated contribution, adjusted noninterest expense increased $49 million, or 3%, which was in line with our expectations. Adjusted noninterest expense excludes those same expense items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 29 for more information regarding the calculation of the efficiency ratio).

•
Increase returns on tangible common equity to more than ten percent. Returns were 9.0%, 7.1%, and 4.6% for 2017, 2016, and 2015, respectively. Adjusting for the estimated net DTA write-off of $47 million through income tax expense associated with the decrease in the federal income tax rate from the passage of new legislation (see “Income Taxes” on page 45 for more information), and the $12 million charitable contribution, return on tangible common equity for 2017 would have been 9.9%. These year-over-year increases demonstrate our commitment to improving profitability, as we continue to work towards achieving this goal. See “GAAP to Non-GAAP Reconciliations” on page 29 for more information regarding the calculation of the adjusted efficiency ratio and why management uses this non-GAAP measure.

•
Achieve cumulative gross pretax cost savings of $120 million from operational expense initiatives by fiscal year 2017. Savings from technology initiatives, the consolidation of legal charters, and improved operational efficiency across the Company helped us achieve this goal by the end of 2017.

Highlights in 2017
Net interest income, which is more than three-quarters of our revenue, improved by $198 million to $2.1 billion compared with 2016. The average balance of our investment securities portfolio grew $5.4 billion, and the average rate on those securities expanded 9 bps due in part to a change in asset mix. Our average lending portfolio also grew by 3% or $1.4 billion; the average yield on the loan portfolio increased 14 bps, reflecting in part several increases in short-term benchmark rates. Although there was a decrease in the average balance of long-term debt in 2017 of $286 million, this was offset by increased average Federal Home Loan Bank (“FHLB”) and other short-term borrowings, which rose by $3.6 billion. Interest expense increased $40 million compared with 2016, almost entirely driven by the increase in wholesale funding. Interest expense on deposits increased only $10 million on more than $52 billion of average deposits. Some of the same factors that led to an increase in net interest income also resulted in net interest margin (“NIM”) expansion in 2017 relative to 2016, which was 3.45% and 3.37%, respectively.
Adjusted PPNR of $992 million in 2017 was up $172 million from 2016. This increase reflects operating leverage improvement resulting from loan growth and a more profitable average earning assets mix. Adjusted noninterest expense increased to $1.640 billion (or $1.628 billion, if excluding the charitable foundation contribution related to the Tax Cuts and Jobs Act) from $1.579 billion in 2017, however, this was more than offset by improved revenue. PPNR improvements during 2017 have driven an improvement in the Company’s efficiency ratio from 65.8% in 2016 to 62.3% in 2017.
Our lending portfolio grew $2.1 billion based on year-end balances, or 5% during 2017. We have seen widespread growth across most products and geographies, with particular strength in 1-4 family residential, commercial and industrial, and municipal lending. We saw a small decline in our National Real Estate (“NRE”) portfolio, and we actively managed decreases in our oil and gas-related and CRE term portfolios. We are currently comfortable with the concentrations in both the oil and gas-related and CRE term portfolios and we do not expect the attrition trend to continue.
Asset quality has been very favorable during 2017. Credit quality in the oil and gas-related portfolio continues to strengthen and it has remained strong in the rest of the lending portfolio. Overall criticized, classified, and nonaccrual loans declined by $292 million, $444 million, and $127 million, respectively.
We continue to increase the return on- and of-capital. As previously mentioned, the Company’s return on average tangible common equity increased substantially in 2017 relative to 2016. Regarding return of capital, during the year, the Company repurchased 7 million shares of common stock for $320 million. Dividends per common share were $0.44 in 2017, up from $0.28 in 2016. In June, 2017, we announced that the Federal Reserve did not object to the capital actions in the Company’s 2017 capital plan (the binding portion of which spans the timeframe of July 2017 to June 2018). The plan included stepped quarterly common dividend increases, rising to $0.24 per share by the second quarter of 2018, and up to $465 million in common stock repurchases. See “Capital Management” on page 77 for more information regarding the 2018 capital plan.
We announced in 2013 that we had started a project to replace our core loan and deposit banking systems (“Core Transformation Project”). We successfully implemented the first phase of the TCS BαNCS® core servicing system in mid-2017, replacing our consumer lending system. The second phase is focused on the replacement of our commercial and construction lending systems is expected to be completed in 2019. The replacement of the deposit system is the third phase of the project. As of December 31, 2017, the Company had $148 million of capitalized expenses associated with the Core Transformation Project. BαNCS® is a real time, parameter-driven servicing system that will provide long-term benefits to the Company by improving accessibility and functionality, allowing our bankers to better serve customers.

Areas Experiencing Challenges in 2017
Noninterest income from customer-related fees increased approximately 3% in 2017 from the prior year period, which was less than the targeted growth goal. We experienced strength in card activity (credit, debit, merchant), growth in the Company’s trust and wealth management initiatives, and increased foreign currency and derivative transactions made on behalf of customers. This growth was partially offset by a decline in loan sales and servicing income, which was mainly due to fewer sales of residential mortgages and a lower valuation adjustment on our agricultural loan servicing assets accounted for at fair value. We are targeting mid-single digit growth of customer-related fee income.
Noninterest expense increased to $1.649 billion from $1.585 billion in 2016, equivalent to a 4% increase. Adjusting for the one-time charitable contribution mentioned earlier, adjusted noninterest expense increased 3%, which is in line with announced forecasts. Employee costs, including salaries and benefits expenses, were higher in 2017 than in the prior year, partially due to a combination of higher incentive compensation and increased costs in the Company’s benefit plans. Depreciation and amortization expense was higher by $5 million, in part, because we placed into use a newly constructed office building at our Amegy affiliate and as previously mentioned we successfully implemented the first phase of our Core Transformation Project. FDIC premiums increased $13 million over the prior year, due in part to a surcharge assessed to large banks introduced by the FDIC in the third quarter of 2016 with the purpose of recapitalizing the deposit insurance fund.
Areas of Focus for 2018
In 2018, we are focused on the ongoing initiatives related to Company profitability and returns on equity. Major areas of emphasis include the following:

•	Achieve positive operating leverage

◦	Maintain annual mid-single digit loan growth rates

◦	Achieve mid-single digit growth rates in customer-related fee income

◦	Maintain strong expense controls: we expect adjusted noninterest expense to increase slightly--a rate of growth in the low single digit percentage range

◦	Annual PPNR growth in the high single digit rate and further improvement to the efficiency ratio

◦	Continue simplification of all aspects of how we do business

•	Implement technology upgrade strategies

•	Increase the return on and maintain or increase the return of capital

•	Continue to execute on our Community Bank Model – doing business on a “local” basis

•	Merge the Parent into its bank subsidiary, ZB, N.A.

Schedule 4
KEY DRIVERS OF PERFORMANCE
2017 COMPARED TO 2016

Driver	2017	2016	Change better/(worse)

	(In billions)
Average net loans and leases	$43.5	$42.1	3%
Average money market investments	1.5	3.7	(59)
Average total securities	15.7	10.3	52
Average noninterest-bearing deposits	23.8	22.5	6
Average total deposits	52.2	50.6	3
	(In millions)
Net interest income	$2,065	$1,867	11%
Provision for loan losses	24	93	74
Noninterest income	544	516	5
Customer-related fee income [1]	485	473	3
Noninterest expense	1,649	1,585	(4)
Net interest margin	3.45%	3.37%	8 bps
Nonaccrual loans [2]	414	569	27%
Ratio of net charge-offs to average loans and leases	0.17%	0.31%	14 bps
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned [2]	0.93%	1.34%	41 bps
Ratio of total allowance for credit losses to net loans and leases outstanding	1.29%	1.48%	19 bps
1 Includes the following income statement line items: service charges and fees on deposit accounts, other service charges, commissions and fees, wealth management and trust income, capital markets and foreign exchange, and loan sales and servicing income.
2 Includes loans held for sale.
Net Interest Income
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Taxable-equivalent net interest income is the largest portion of our revenue. For 2017, taxable-equivalent net interest income was $2.1 billion, compared with $1.9 billion and $1.7 billion, in 2016 and 2015, respectively. The tax rate used for calculating all taxable-equivalent adjustments was 35% for all years presented. The increase over 2016, and the previous increase over 2015, were driven by several factors, including a larger average securities portfolio balance, loan growth, and increases in benchmark interest rates that impacted loan yields. We expect the size of the securities portfolio to be relatively stable during the next several quarters, and we are not assuming any further increases in benchmark rates in our forecasts. Therefore, we expect net interest income to increase at a moderate pace in 2018 when compared with 2017.
Net Interest Margin and Interest Rate Spreads in 2017 vs. 2016
The NIM was 3.45% and 3.37% for 2017 and 2016, respectively. Compared with 2016, changes in asset mix resulted in higher securities and loan balances, lower balances in money market investments, and higher balances of wholesale borrowings to fund overall balance sheet growth. Moving funds from money market investments to loans and securities had a positive impact on NIM, while funding balance sheet growth with wholesale borrowings reduced spreads and negatively impacted NIM, although it was accretive to net interest income. The NIM was also positively impacted by several increases in short-term interest rates. Average interest-earning assets increased $4.7 billion from 2016, with average rates improving 14 bps. Average interest-bearing liabilities increased $3.6 billion and average rates increased 8 bps over the same period.
The average loan portfolio increased $1.4 billion, or 3% from 2016, with the majority of growth coming from 1-4 family residential, commercial and industrial, and municipal lending. Yields on average balances increased overall, buoyed by increases of 16 bps and 26 bps in the commercial and CRE portfolios, respectively; yields on average consumer balances were relatively flat during 2017. Much of the consumer growth was in consumer 1-4 family residential, where our yields are generally lower than on commercial loans. Benchmark interest rates increased several times beginning in the fourth quarter of 2015, which has had a positive impact on NIM and spreads, as our earning assets generally reprice more quickly than our funding sources. A portion of our variable-rate loans were not affected by these changes primarily due to longer reset frequency, or because a substantial portion of our earning assets are tied to longer-term rates indices, which rates were impacted by a relatively flat yield curve for much of 2017. Additionally, NIM benefited from FDIC-supported loans by approximately 3 bps and 4 bps in 2017 and 2016, respectively. We expect continued strong growth in residential mortgages, with moderate growth in both CRE and commercial and industrial loans.
Average available-for-sale (“AFS”) securities balances increased $5.4 billion during 2017 and yields were also up 17 bps due to the effect of rising interest rates on variable-rate securities, moderation in the amount of prepayments on agency-guaranteed, mortgage-backed securities, and investment in products providing a higher yield than the average portfolio. The purchases were funded by using lower-yielding average money market investments, which were reduced by $2.1 billion, and wholesale borrowing from the FHLB. The investment portfolio has now reached a generally appropriate size relative to the balance sheet.
Average noninterest-bearing demand deposits provided us with low-cost funding and comprised 45.6% of average total deposits, which totaled $52.2 billion in 2017, compared with 44.4% of average total deposits, which totaled $50.6 billion, for 2016. Average interest-bearing deposits increased only 1% in 2017, compared with 2016. Over the past 12 months the Federal Reserve has increased the overnight benchmark Federal Funds rate by 75 bps, while the rate paid on the Company’s interest-bearing deposits increased 3 bps. We have been selectively increasing deposit pricing in certain markets and with certain clients, but we have not generally experienced signific ant pressure to broadly increase deposit rates. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers, which provide us with a low cost of funds and have a positive impact on our NIM. Including wholesale borrowings, the rate paid on interest-bearing liabilities increased 8 bps primarily due to borrowings increasing as a percentage of liabilities during 2017.
The average balance of long-term debt decreased $286 million compared with 2016, and although the average rate increased 61 bps in the current year, because remaining debt was at a higher average rate than the rate on debt that matured and was available to be called; overall interest expense thereon decreased $13 million. As mentioned previously, the Company has used short-term FHLB borrowings to fund some of its balance sheet growth. Average short-term debt grew $3.6 billion and the rate paid increased 78 bps. Further changes in short-term borrowings will be driven by balancing changes in deposits and loans as we do not foresee significant increases in investment security balances.
The spread on average interest-bearing funds was 3.27% and 3.23% for 2017 and 2016, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM.
We expect the mix of interest-earning assets to continue to change over the next several quarters due to solid consumer loan growth, accompanied by moderate growth in CRE term loans, and non-oil and gas-related commercial and industrial loans. We anticipate this growth will be partially offset by continued modest reduction in the NRE portfolio.
Interest rate spreads and margin are impacted by the mix of assets we hold, the composition of our loan and securities portfolios and the type of funding used. Assuming no additional increases in the Federal Funds rate, we expect the yield on the securities portfolio to increase slightly, as the cash flow from the portfolio is redeployed into securities with yields that are slightly accretive to the overall portfolio. We expect the yield of the loan portfolio to increase somewhat due to the effects of rising interest rates in late 2017, partially offset by a continued modest change in the mix of the portfolio (increasing concentration in lower-yielding residential mortgages), as well as reduced income from higher-yielding loans purchased from the FDIC in 2009.

Our estimates of the Company’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. In addition, our modeled projections for noninterest-bearing demand deposits, which are a substantial portion of our deposit balances, are particularly reliant on assumptions for which there is little historical experience due to the prolonged period of very low interest rates. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 68.
Refer to the “Liquidity Risk Management” section beginning on page 72 for more information on how we manage liquidity risk.
Net Interest Margin and Interest Rate Spreads in 2016 vs. 2015
The NIM was 3.37% and 3.19% for 2016 and 2015, respectively. Market trends and competitive pricing led to generally flat or lower yields across loans and investments in 2016 compared with 2015. These yield adjustments were offset by changes in the Company’s asset mix, which in 2016 became less concentrated in lower-yielding money market investments, and more focused on higher-yielding agency securities and loans. Further contributing to the improvement was a decline in the Company’s cost of funds, due to higher amounts of noninterest-bearing deposits and tender offers, early calls and maturities of higher-rate debt, including the remaining trust preferred securities.
Average interest-earning assets increased $1.8 billion from 2015, with rates improving 12 bps. Average interest-bearing liabilities increased $769 million and rates decreased 11 bps over the same period.
Our average loan portfolio was $1.9 billion higher during 2016, compared with 2015, although the average interest rate earned on the loan portfolio was 8 bps lower than it was in 2015 due to competitive pricing pressure and depressed interest rates. The larger average loan base generated an additional $45 million of taxable-equivalent interest income during the year. The largest average growth in 2016 was in the CRE portfolio, which also saw the average yield decline by 22 bps. The decline in loan yields occurred as new loans were originated or existing loans reset or were modified. See “Interest Rate and Market Risk Management” on page 68 for further information regarding our interest rate sensitivity.
During 2016 we continued to purchase U.S. agency pass-through securities in order to alter the mix of our interest-earning assets that began in the second half of 2014. The average balance of AFS securities for 2016 increased by $4.4 billion or 84%, compared with 2015, and the average yield was flat at 1.93%. Average balances of money market investments over the same period declined $4.6 billion, with an average yield during 2016 of 0.59%. This asset movement had the largest impact on the improvement in NIM during 2016.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised 44.4% of average total deposits for 2016, compared with 43.9% for 2015. Average interest-bearing deposit balances increased by 3% in 2016 compared with 2015; additionally, the rate paid was flat at 18 bps.
The average balance of long-term debt was $313 million lower for 2016 compared with 2015. The reduced balance was the result of tender offers, early calls and maturities. The average interest rate on long-term debt for 2016 decreased by 157 bps compared with 2015. This was due to the maturity of higher cost long-term debt in the latter part of 2015, which had a greater impact on the average rate during 2016.
The lower cost of funds in 2016, compared with 2015, and improved yields on average interest-earning assets, contributed to the higher NIM and to an improvement in spread from 2.99% in 2015 to 3.23% in 2016.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

Schedule 5
DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY
AVERAGE BALANCE SHEETS, YIELDS AND RATES

	2017			2016
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$1,539	$19	1.23%	$3,664	$21	0.59%
Securities:
Held-to-maturity	776	31	3.95	675	30	4.40
Available-for-sale	14,907	313	2.10	9,546	184	1.93
Trading account	64	2	3.75	83	3	3.76
Total securities	15,747	346	2.20	10,304	217	2.11
Loans held for sale	87	3	3.56	140	5	3.36
Loans and leases [2]
Commercial	22,116	964	4.36	21,748	913	4.20
Commercial Real Estate	11,184	504	4.50	11,131	472	4.24
Consumer	10,201	391	3.84	9,183	351	3.83
Total Loans and leases	43,501	1,859	4.27	42,062	1,736	4.13
Total interest-earning assets	60,874	2,227	3.66	56,170	1,979	3.52
Cash and due from banks	786			675
Allowance for loan losses	(548)			(601)
Goodwill	1,014			1,014
Core deposit and other intangibles	5			13
Other assets	2,985			2,779
Total assets	$65,116			$60,050
LIABILITIES
Interest-bearing deposits:
Saving and money market	$25,453	39	0.15	$25,672	37	0.15
Time	2,966	20	0.69	2,333	12	0.49
Foreign	—	—	—	128	—	0.28
Total interest-bearing deposits	28,419	59	0.21	28,133	49	0.18
Borrowed funds:
Federal funds purchased and other short-term borrowings	4,096	44	1.05	456	1	0.27
Long-term debt	417	24	5.79	703	37	5.18
Total borrowed funds	4,513	68	1.49	1,159	38	3.25
Total interest-bearing liabilities	32,932	127	0.38	29,292	87	0.30
Noninterest-bearing deposits	23,781			22,462
Other liabilities	624			625
Total liabilities	57,337			52,379
Shareholders’ equity:
Preferred equity	631			756
Common equity	7,148			6,915
Controlling interest shareholders’ equity	7,779			7,671
Noncontrolling interests	—			—
Total shareholders’ equity	7,779			7,671
Total liabilities and shareholders’ equity	$65,116			$60,050
Spread on average interest-bearing funds			3.27			3.23
Taxable-equivalent net interest income and net yield on interest-earning assets		$2,100	3.45		$1,892	3.37
1 Taxable-equivalent rates used where applicable. See “GAAP to Non-GAAP Reconciliations” on page 29 for more information regarding taxable-equivalent net interest income.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

2015			2014			2013
Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

$8,252	$23	0.28%	$8,218	$21	0.26%	$8,850	$23	0.26%

581	30	5.08	609	32	5.27	762	38	4.91
5,181	100	1.93	3,472	75	2.17	3,107	72	2.32
64	2	3.46	61	2	3.22	32	1	3.29
5,826	132	2.26	4,142	109	2.64	3,901	111	2.84
125	5	3.61	128	5	3.63	147	5	3.64

21,419	903	4.22	21,125	922	4.36	20,186	940	4.65
10,178	454	4.46	10,337	484	4.68	10,386	557	5.36
8,574	334	3.91	8,060	328	4.06	7,537	321	4.25
40,171	1,691	4.21	39,522	1,734	4.39	38,109	1,818	4.77
54,374	1,851	3.40	52,010	1,869	3.59	51,007	1,957	3.84
642			894			1,014
(607)			(690)			(830)
1,014			1,014			1,014
21			31			44
2,601			2,623			2,683
$58,045			$55,882			$54,932

$24,619	38	0.16	$23,532	37	0.16	$22,891	40	0.17
2,274	10	0.43	2,490	12	0.46	2,792	16	0.57
379	1	0.18	642	1	0.18	1,662	3	0.20
27,272	49	0.18	26,664	50	0.19	27,345	59	0.22

235	—	0.14	223	—	0.11	278	—	0.11
1,016	69	6.75	1,803	123	6.82	2,265	186	8.21
1,251	69	5.51	2,026	123	6.09	2,543	186	7.32
28,523	118	0.41	28,690	173	0.60	29,888	245	0.82
21,366			19,610			17,972
592			554			584
50,481			48,854			48,444

983			1,004			1,360
6,581			6,024			5,130
7,564			7,028			6,490
—			—			(2)
7,564			7,028			6,488
$58,045			$55,882			$54,932
		2.99			2.99			3.02
	$1,733	3.19		$1,696	3.26		$1,712	3.36

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
Schedule 6
ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2017 over 2016			2016 over 2015
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments	$(12)	$10	$(2)	$(13)	$11	$(2)
Securities:
Held-to-maturity	4	(3)	1	4	(4)	—
Available-for-sale	111	18	129	84	—	84
Trading account	(1)	—	(1)	1	—	1
Total securities	114	15	129	89	(4)	85
Loans held for sale	(2)	—	(2)	1	—	1
Loans and leases[2]
Commercial	16	35	51	13	(3)	10
Commercial Real Estate	2	30	32	40	(22)	18
Consumer	38	2	40	23	(6)	17
Total loans and leases	56	67	123	76	(31)	45
Total interest-earning assets	156	92	248	153	(24)	129
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	—	2	2	—	(1)	(1)
Time	3	5	8	—	2	2
Foreign	—	—	—	(1)	—	(1)
Total interest-bearing deposits	3	7	10	(1)	1	—
Borrowed funds:
Federal funds purchased and other short-term borrowings	31	12	43	1	—	1
Long-term debt	(15)	2	(13)	(16)	(16)	(32)
Total borrowed funds	16	14	30	(15)	(16)	(31)
Total interest-bearing liabilities	19	21	40	(16)	(15)	(31)
Change in taxable-equivalent net interest income	$137	$71	$208	$169	$(9)	$160
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
Provision for Credit Losses
The provision for credit losses is the combination of both the provision for loan losses and the provision for unfunded lending commitments. The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the ALLL at an adequate level based on the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments (“RULC”) at an adequate level based on the inherent risks associated with such commitments. In determining adequate levels of the ALLL and RULC, we perform periodic evaluations of our various loan portfolios, the levels of actual charge-

offs, credit trends, and external factors. See Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 56 for more information on how we determine the appropriate level for the ALLL and the RULC.
The provision for loan losses was $24 million in 2017, compared with $93 million in 2016. Credit quality was strong throughout 2017, with significant improvement in the oil and gas-related portfolio. Classified and nonaccrual loans in the total portfolio declined by $444 million and $127 million, respectively. Net charge-offs totaled $73 million in 2017, compared with $132 million in the prior year. These improvements in both credit quality and net charge-offs resulted in the lower provision. The Company has roughly $8 billion of loan balances in the geographic area impacted by Hurricane Harvey. During the third quarter of 2017, we added a qualitative allowance of $34 million based on multiple top-down and bottom-up analyses to estimate potential losses. During the fourth quarter, subsequent analysis indicated our losses may not be as large as we first believed and we released roughly one-third of the associated allowance.
The provision for unfunded lending commitments was $(7) million in 2017, compared with $(10) million in 2016. The negative provision in 2016 was primarily due to improved credit quality assessments related to these obligations for credits outside the oil and gas-related portfolio along with declining oil and gas-related exposure. In 2017, improved credit quality, especially in the oil and gas-related portfolio, resulted in a further release of the RULC. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings, and changes in credit quality.
The allowance for credit losses (“ACL”), which is the combination of both the ALLL and the RULC, decreased by $56 million during 2017. Even with loan growth and the above-mentioned hurricane impact, strong credit quality and decreased net charge-offs in the total loan portfolio were responsible for much of this reduction. Further, declining oil and gas-related exposure and increasing non-oil and gas-related commercial and industrial and 1-4 family residential mortgage exposure improved the risk profile of the portfolio.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For 2017, noninterest income was $544 million compared with $516 million in 2016 and $357 million in 2015. We believe a subtotal of customer-related fees provides a better view of income over which we have more direct control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses.
Schedule 7 presents a comparison of the major components of noninterest income for the past three years.
Schedule 7
NONINTEREST INCOME

(Dollar amounts in millions)	2017	Percent change	2016	Percent change	2015

Service charges and fees on deposit accounts	$171	—%	$171	2%	$168
Other service charges, commissions and fees	217	4	208	11	187
Wealth management and trust income	42	14	37	19	31
Loan sales and servicing income	25	(29)	35	13	31
Capital markets and foreign exchange	30	36	22	(15)	26
Customer-related fees	485	3	473	7	443
Dividends and other investment income	40	67	24	(20)	30
Securities gains (losses), net	14	100	7	106	(127)
Other	5	(58)	12	9	11
Total noninterest income	$544	5	$516	45	$357

Other service charges, commissions and fees, which are comprised of ATM fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, and other miscellaneous fees, increased by $9 million compared with 2016. The increase relates mainly to higher credit card interchange fees and exchange and other fees. In 2016, other service charges, commissions and fees increased by $21 million compared with 2015. The increase was primarily a result of the same items mentioned previously, as well as fees generated on sales of interest rate swaps to clients.
During the first quarter of 2016, we reclassified bankcard rewards expense from noninterest expense into noninterest income in order to offset the associated revenue from interchange fees to align with industry practice. This reclassification within other service charges, commission and fees lowered noninterest income in the first quarter of 2016 and also decreased other noninterest expense by the same amount. For comparative purposes, we also reclassified prior period amounts. This reclassification had no impact on net income.
Wealth management and trust income increased by $5 million. The change was due to trust income, with improvement in both corporate and personal trust revenue due to platform and product simplifications. Wealth management and trust income increased $6 million between 2016 and 2015 for the same reasons.
Dividends and other investment income increased $16 million, primarily due to $14 million of gains across many of our cost and equity method investments. After consolidating seven banking charters into one in December 2015, our stock ownership with the FHLB system has decreased significantly and dividends thereon have also fallen. Due to increased use of FHLB borrowing during 2017, the Company has purchased FHLB activity stock as needed; however, the dividends received have not equaled the level seen prior to 2016. The consolidation also caused an increase in the Company’s ownership of Federal Reserve stock. Dividends on FRB stock were relatively flat between 2017 and 2016.
Loan sales and servicing income decreased $10 million in 2017, compared with 2016. During 2017, we ceased selling servicing-released mortgage loans to Freddie Mac, and therefore no longer received the associated servicing premiums for doing so, which decreased income by $11 million. In general, servicing income increased slightly in 2017. We also had particularly large valuation gains during 2016 on agricultural loan servicing assets accounted for at fair value, which did not repeat to the same extent in the current year. Loan sales and servicing income increased $4 million in 2016, compared with 2015, due mainly to these valuation gains on servicing assets.
Noninterest Expense
Noninterest expense increased by $64 million or 4% to $1,649 million in 2017, compared with $1,585 million in 2016 and $1,581 million in 2015. Excluding the effect of a charitable foundation contribution of $12 million related to the Tax Cuts and Jobs Act, noninterest expense increased in line with communicated forecasts. The Company remains focused on expense control efforts, while we continue to invest in our technology initiatives. Employee expenses were up, partially due to a combination of higher incentive compensation in 2017 as a result of improved Company performance and increased costs in the Company’s benefit plans. Expenses increased only $4 million between 2016 and 2015, with few major fluctuations in any category.
Schedule 8 presents a comparison of the major components of noninterest expense for the past three years.

Schedule 8
NONINTEREST EXPENSE

(Dollar amounts in millions)	2017	Percent change	2016	Percent change	2015

Salaries and employee benefits	$1,011	3%	$983	1%	$973
Occupancy, net	129	3	125	4	120
Furniture, equipment and software	130	4	125	2	123
Other real estate expense	(1)	(50)	(2)	100	(1)
Credit-related expense	29	12	26	(10)	29
Provision for unfunded lending commitments	(7)	(30)	(10)	67	(6)
Professional and legal services	54	(2)	55	10	50
Advertising	22	—	22	(12)	25
FDIC premiums	53	33	40	18	34
Amortization of core deposit and other intangibles	6	(25)	8	(11)	9
Other	223	5	213	(5)	225
Total noninterest expense	$1,649	4	$1,585	—	$1,581
Salaries and employee benefits increased by $28 million, or 3%, in 2017, compared with 2016, as illustrated in Schedule 9. Base salaries were up in 2017, as employee salary expense rose roughly in line with inflation. Employee bonuses were up, partially due to lower incentive compensation for management in 2016 and larger commission expense in the current year. Benefits expense increased $9 million, or 6%, in 2017, primarily due to higher costs in the Company’s self-funded medical plans and an increase in profit sharing expense. Salaries and employee benefits increased by $10 million, or 1%, in 2016, compared with 2015 due to several reasons. Our investment in major systems projects led to headcount increases in more highly compensated roles, we had higher costs in our medical plans and also higher-than-expected retirement expense due to several large lump-sum payouts during the year.
Schedule 9
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2017	Percent change	2016	Percent change	2015

Salaries and bonuses	$851	2%	$832	—%	$829
Employee benefits:
Employee health and insurance	69	11	62	7	58
Retirement	41	14	36	9	33
Payroll taxes and other	50	(6)	53	—	53
Total benefits	160	6	151	5	144
Total salaries and employee benefits	$1,011	3	$983	1	$973
Full-time equivalent employees at December 31	10,083	—	10,057	(1)	10,200
Occupancy expense was up $4 million in 2017. We placed a newly constructed office building into operation during the first quarter and depreciation expense was consequently higher than in 2016. Rental income was higher in the current year because we are leasing space to tenants, but other costs surrounding the building implementation offset this benefit. Expense increased $5 million, or 4% in 2016 compared with 2015. The increase was due to a combination of small items including higher rent expense, lease depreciation, and building security.
During 2017, we successfully implemented the first release of the TCS BαNCS® core servicing system. Furniture and equipment expense increased $5 million in 2017 mainly due to amortization of capitalized software. Expense was relatively flat between 2016 and 2015.

FDIC premiums were $53 million, $40 million, and $34 million, in 2017, 2016, and 2015, respectively. Increases were due to higher deposit bases in each of the years and the FDIC’s increase in deposit insurance assessments that occurred in the third quarter of 2016. These increases were somewhat offset by a reduction in the Company’s overall rate resulting from the consolidation of the individual bank charters and the Bank’s lower risk profile.
Other noninterest expense was $223 million in 2017, compared with $213 million in 2016 and $225 million in 2015. The increase in 2017 was mainly due to the one-time charitable contribution made at the end of the year. The main driver for lower expense in 2016, compared with 2015, was lower levels of legal related expense.
In 2016, we held adjusted noninterest expense below $1.58 billion, and expected an increase of between 2% and 3% in 2017. Excluding the impact of the previously discussed one-time charitable contribution of $12 million, the actual increase in adjusted noninterest expense was 3%, which was in line with our forecast. The expense items we exclude from noninterest expense to arrive at adjusted noninterest expense are the same as those excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 29 for more information regarding the calculation of the efficiency ratio).
Income Taxes
Income tax expense was $344 million in 2017, $236 million in 2016, and $142 million in 2015. Our effective income tax rates, including the effects of noncontrolling interests, were 36.8% in 2017, 33.5% in 2016, and 31.5% in 2015. The tax expense rates for all tax years were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance. The tax rate in 2017 was further impacted by the following items:

•	Reevaluation of state tax positions that resulted in a one-time $18 million benefit.

•	Excess tax benefit of $9 million from the implementation of new accounting guidance related to share-based compensation.

•	Estimated net DTA write-off of $47 million through income tax expense associated with the decrease in the federal income tax rate from the passage of new legislation.
Further, the tax rate in 2015 decreased significantly as a result of the Company’s investments in alternative energy and technology initiatives. The Company continued to invest in technology initiatives and increased investment in municipal securities during 2016 and 2017, generating tax credits and nontaxable income that benefited the tax rate each year.
On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (“the Act”), was signed into law. The Act makes significant changes to the U.S. Internal Revenue Code of 1986, including a decrease in the current corporate federal income tax rate to 21% from 35%, effective January 1, 2018. As stated above, the estimated provisional impact of the Act on the net DTA resulted in a non-cash charge of $47 million through income tax expense. The Company anticipates that additional adjustments to net DTA and income tax expense may be made in 2018 as deferred tax estimates are finalized for inclusion in the 2017 federal and state tax returns to be filed, consistent with the measurement period afforded by SEC Staff Accounting Bulletin No. 118 (“SAB 118”).
We had a net DTA balance of $93 million at December 31, 2017, compared with $250 million at December 31, 2016. The decrease in the net DTA resulted primarily from the reduction in the federal income tax rate from the Act, accelerated tax deductions on certain technology initiatives and depreciable property, the payment of deferred compensation, and a decrease in the allowance for loan losses. A decrease in deferred tax liabilities during 2017, which related primarily to the deferred gain on a prior period debt exchange, offset some of the overall net decrease.
We did not record any additional valuation allowance for GAAP purposes as of December 31, 2017. See Note 18 of the Notes to Consolidated Financial Statements and “Critical Accounting Policies and Significant Estimates” on page 80 for additional information.

Preferred Stock Dividends and Redemption
In 2017 we incurred preferred stock dividends of $40 million, a decrease of $8 million from 2016. In 2016 we incurred preferred stock dividends of $48 million, a decrease of $14 million from 2015. We completed a tender offer in the fourth quarter of 2015 to purchase $176 million of our Series I preferred stock. We also completed tender offers of $144 million of Series F, and $118 million of Series I, J, and G in the second quarters of 2017, and 2016, respectively. Preferred dividends are expected to be $8 million in the first and third quarters of 2018, and $10 million in the second and fourth quarters of 2018. See further details in Note 13 of the Notes to Consolidated Financial Statements.
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
As discussed in the “Executive Summary” on page 33, most of the lending and other decisions affecting customers are made at the local level. The accounting policies of the individual segments are the same as those of the Company. We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. Due to the charter consolidation, we have moved to an internal Funds Transfer Pricing allocation system to report results of operations for business segments. This process continues to be refined.
The operating segment identified as “Other” includes the Parent, certain nonbank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments. The Parent’s operations are significant to the Other segment. See Note 20 of the Notes to Consolidated Financial Statements contains for more information on the Other segment. The Company’s net interest income is substantially affected by the Parent’s interest expense on long-term debt. The Parent’s financial statements in Note 22 of the Notes to Consolidated Financial Statements provide more information about the Parent’s activities. We have announced our intention to merge the parent company into ZB, N.A. The merger is not expected to have an impact to the results of the Other operating segment.
During 2017, our banking operations experienced improved financial performance. Common areas of financial performance experienced at various levels of the segments include:

•	increased loan balances across almost all geographies;

•	improvements in credit quality resulted in reductions of the ALLL; and

•	growth in customer deposit balances across almost all segments.

Schedule 10
SELECTED SEGMENT INFORMATION

(Dollar amounts in millions)	Zions Bank			Amegy			CB&T
	2017	2016	2015	2017	2016	2015	2017	2016	2015
KEY FINANCIAL INFORMATION
Total average loans	$12,481	$12,538	$12,118	$11,021	$10,595	$10,148	$9,539	$9,211	$8,556
Total average deposits	15,986	15,991	15,688	11,096	11,130	11,495	11,030	10,827	10,063
Income before income taxes	346	371	275	240	94	44	257	220	150
CREDIT QUALITY
Provision for loan losses	$19	$(22)	$(28)	$25	$163	$91	$(5)	$(9)	$(4)
Net loan and lease charge-offs	34	13	10	41	123	22	1	(1)	10
Ratio of net charge-offs to average loans and leases	0.27%	0.11%	0.09%	0.37%	1.16%	0.22%	0.01%	(0.01)%	0.12%
Allowance for loan losses	$130	$145	$180	$247	$263	$223	$69	$74	$81
Ratio of allowance for loan losses to net loans and leases, at year-end	1.04%	1.15%	1.47%	2.17%	2.49%	2.20%	0.69%	0.79%	0.92%
Nonperforming lending-related assets	$85	$105	$109	$236	$360	$116	$47	$42	$42
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.68%	0.83%	0.89%	2.07%	3.39%	1.14%	0.47%	0.45%	0.48%
Accruing loans past due 90 days or more	$11	$10	$4	$1	$7	$3	$9	$19	$24
Ratio of accruing loans past due 90 days or more to net loans and leases	0.09%	0.08%	0.04%	0.01%	0.06%	0.02%	0.09%	0.20%	0.27%

(Dollar amounts in millions)	NBAZ			NSB			Vectra			TCBW
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
KEY FINANCIAL INFORMATION
Total average loans	$4,267	$4,086	$3,811	$2,357	$2,284	$2,344	$2,644	$2,469	$2,400	$926	$791	$707
Total average deposits	4,762	4,576	4,311	4,254	4,137	3,891	2,756	2,720	2,792	1,107	1,007	879
Income before income taxes	106	89	47	46	52	27	49	54	19	29	24	18
CREDIT QUALITY
Provision for loan losses	$(8)	$(3)	$8	$(11)	$(28)	$(28)	$1	$(8)	$5	$2	$—	$(3)
Net loan and lease charge-offs	(2)	—	10	(3)	(5)	(17)	2	—	4	—	—	—
Ratio of net charge-offs to average loans and leases	(0.04)%	—%	0.26%	(0.13)%	(0.21)%	(0.74)%	0.09%	0.01%	0.16%	0.02%	0.02%	(0.05)%
Allowance for loan losses	$28	$35	$38	$11	$19	$43	$24	$25	$33	$9	$7	$8
Ratio of allowance for loan losses to net loans and leases, at year-end	0.63%	0.81%	0.97%	0.48%	0.81%	1.87%	0.87%	0.99%	1.34%	0.83%	0.83%	1.08%
Nonperforming lending-related assets	$17	$31	$47	$17	$20	$19	$10	$15	$23	$6	$—	$1
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.39%	0.73%	1.20%	0.73%	0.84%	0.84%	0.35%	0.59%	0.92%	0.56%	0.02%	0.18%
Accruing loans past due 90 days or more	$1	$—	$—	$—	$—	$—	$—	$—	$1	$—	$—	$—
Ratio of accruing loans past due 90 days or more to net loans and leases	0.02%	—%	—%	—%	—%	—%	—%	0.01%	0.04%	—%	—%	—%

Zions Bank
Zions Bank is headquartered in Salt Lake City, Utah, and is primarily responsible for conducting operations in Utah, Idaho, and Wyoming. If it were a separately chartered bank, it would be the 2nd largest full-service commercial bank in Utah and the 4th largest in Idaho, as measured by domestic deposits in these states.
Within Zions Bank, the NRE group is a wholesale business that generally sources loans from other community banks across the country. Such loans are generally low loan-to-value owner-occupied loans, but also include non-owner-occupied CRE term loans.
Zions Bank’s income before income taxes decreased by $25 million, or 7%, during 2017 primarily as a result of an increase in the provision for loan losses. The loan portfolio decreased by $92 million during 2017, which consisted of a decrease of $284 million in commercial loans and increases of $111 million and $81 million in CRE and consumer loans, respectively. Within commercial lending, commercial owner-occupied loans decreased by $128 million, which was mainly the result of a reduction in the NRE loan portfolio. The ratio of allowance for loan losses to net loans and leases decreased to 1.04% at December 31, 2017 from 1.15% at December 31, 2016. Nonperforming lending-related assets declined 19% from the prior year due primarily to decreases in nonaccrual loans in the commercial and industrial portfolio. Deposits decreased 4% from 2016 to 2017.
Amegy Bank
Amegy Bank is headquartered in Houston, Texas. If it were a separately chartered bank, it would be the 8th largest full-service commercial bank in Texas as measured by domestic deposits in the state.
Amegy’s income before income taxes increased by $146 million, or 155%, during 2017. The increase in income before income taxes is mainly due to a $138 million decrease in the provision for loan losses. Amegy has been able to achieve loan portfolio growth, resulting in an $835 million increase from the prior year. During 2017, CRE loans decreased by $64 million and commercial and consumer loans increased by $395 million, and $504 million, respectively. The credit quality of Amegy’s loan portfolio improved during 2017, mainly due to improvements in the oil and gas-related portfolio; the ratio of the ALLL to net loans and leases decreased to 2.17% at December 31, 2017 from 2.49% a year earlier. During 2017, nonperforming lending-related assets decreased $124 million, or 34%. Deposits decreased by 8% from 2016 to 2017.
California Bank & Trust
California Bank & Trust is headquartered in San Diego, California. If it were a separately chartered bank, it would be the 15th largest full-service commercial bank in California as measured by domestic deposits. Its core business is built on relationship banking by providing commercial, real estate and consumer lending, depository services, international banking, cash management, and community development services.
CB&T’s income before income taxes increased by $37 million, or 17%, during 2017 primarily from an increase in net interest income due to loan growth. CB&T’s loan portfolio increased by $581 million in 2017 from the prior year. During 2017, CRE loans decreased by $212 million and commercial and consumer loans increased by $710 million, and $83 million, respectively. The credit quality of CB&T’s loan portfolio continues to be strong, and the ratio of ALLL to net loans and leases declined to 0.69% at December 31, 2017 from 0.79% a year earlier. Deposits increased by 3% from 2016 to 2017.
National Bank of Arizona
National Bank of Arizona is headquartered in Phoenix, Arizona. If it were a separately chartered bank, it would be the 5th largest full-service commercial bank in Arizona as measured by domestic deposits in the state.
NBAZ’s income before income taxes increased by $17 million, or 19%, during 2017 due to a $5 million improvement in the provision for loan losses, in addition to increased net interest income from loan growth and improved fee revenue. The loan portfolio increased during 2017 by $144 million, driven by a $206 million increase in commercial loans and a $51 million increase in consumer loans, partially offset by a decrease of $113 million in CRE loans. The credit quality of NBAZ’s loan portfolio continues to improve, and the ratio of ALLL to net loans and leases declined to 0.63% at December 31, 2017 from 0.81% a year earlier. Deposits increased by 2% from 2016 to 2017.
Nevada State Bank
Nevada State Bank is headquartered in Las Vegas, Nevada. If it were a separately chartered bank, it would be the 4th largest full-service commercial bank in Nevada as measured by domestic deposits in the state. NSB focuses on serving small and mid-sized businesses as well as retail consumers, with an emphasis on relationship banking.
In 2017, NSB’s income before income taxes decreased by $6 million, or 12%, primarily as a result of the change in the provision for loan losses. NSB’s loans increased by $12 million during 2017, including an increase of $70 million in commercial loans, and $23 million in consumer loans, partially offset by a decrease of $81 million in CRE. The credit quality of NSB’s loan portfolio remained strong, and the ratio of the ALLL to net loans and leases was 0.48% and 0.81% at December 31, 2017 and 2016, respectively. Nonperforming lending-related assets decreased 15% from the prior year. Deposits decreased by 1% from 2016 to 2017.
Vectra Bank Colorado
Vectra Bank Colorado is headquartered in Denver, Colorado. If it were a separately a chartered bank, it would be the 10th largest full-service commercial bank in Colorado as measured by domestic deposits in the state.
In 2017, Vectra’s income before income taxes decreased by $5 million, or 9%. Small improvements in net interest income and noninterest income were partially offset by an increase in the provision for loan losses. During 2017, total loans increased by $242 million, including $126 million in commercial loans, $68 million in consumer loans, and $48 million in CRE loans. The credit quality of Vectra’s loan portfolio was strong, and the ratio of ALLL to net loans and leases decreased to 0.87% at December 31, 2017 from 0.99% a year earlier. Deposits decreased by 4% from 2016 to 2017.
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
TCBW’s income before income taxes increased $5 million, or 21%, during 2017. The loan portfolio increased by $164 million, including increases of $42 million in commercial loans, $94 million in CRE loans and $28 million in consumer loans. Nonperforming lending-related assets increased $6 million, and the ratio of ALLL to net loans and leases was at 0.83% in 2017 and 2016. Deposits decreased by 5% from 2016 to 2017.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
Schedule 5, which we referenced in our discussion of net interest income, includes the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, while maintaining adequate levels of highly liquid assets. As a result of this goal we redeployed funds from lower-yielding money market investments, in addition to using wholesale borrowings, to purchase agency securities.

Average interest-earning assets were $60.9 billion in 2017 compared with $56.2 billion in the previous year. Average interest-earning assets as a percentage of total average assets were 93.5% in both 2017 and 2016.
Average loans were $43.5 billion in 2017 and $42.1 billion in 2016. Average loans as a percentage of total average assets were 66.8% in 2017 compared with 70.0% in 2016.
Average money market investments, consisting of interest-bearing deposits and federal funds sold and security resell agreements, decreased by 58% to $1.5 billion in 2017 compared with $3.7 billion in 2016. Average securities increased by 53% from 2016. Average total deposits increased by 3%; average total loans also increased by 3% in 2017 when compared with 2016.
AVERAGE OUTSTANDING LOANS AND DEPOSITS
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

Schedule 11
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2017			December 31, 2016
(In millions)	Par Value	Amortized cost	Estimated fair value	Par Value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$771	$770	$762	$868	$868	$850
Available-for-sale
U.S. Treasury securities	25	25	25	—	—	—
U.S. Government agencies and corporations:
Agency securities	1,830	1,830	1,818	1,847	1,846	1,839
Agency guaranteed mortgage-backed securities	9,605	9,798	9,666	7,745	7,986	7,883
Small Business Administration loan-backed securities	2,007	2,227	2,222	2,066	2,298	2,288
Municipal securities	1,193	1,336	1,334	1,048	1,182	1,154
Other	25	25	24	25	25	24
Total available-for-sale debt securities	14,685	15,241	15,089	12,731	13,337	13,188
Money market mutual funds and other	72	72	72	184	184	184
Total available-for-sale	14,757	15,313	15,161	12,915	13,521	13,372
Total investment securities	$15,528	$16,083	$15,923	$13,783	$14,389	$14,222
The amortized cost of investment securities at December 31, 2017 increased by 12% from the balance at December 31, 2016, primarily due to purchases of agency guaranteed mortgage-backed securities.
The investment securities portfolio includes $555 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. The purchase premiums and discounts for both held-to-maturity (“HTM”) and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest income in the period the principal is reduced. Premium amortization for 2017 was approximately $125 million, compared with approximately $99 million in 2016, reducing the yield on securities in those years by 92 and 109 bps, respectively. The increased premium amortization is due to both an increased amount of agency guaranteed mortgage-backed securities and SBA loan-backed securities and changes in actual prepayment rates of underlying loans.
As of December 31, 2017, under the GAAP fair value accounting hierarchy, 1% of the $15.2 billion fair value of the AFS securities portfolio was valued at Level 1, 99% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2016, 1% of the $13.4 billion fair value of AFS securities portfolio was valued at Level 1, 99% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.
Schedule 12 presents the maturities of the different types of investments that we owned and the corresponding average yields as of December 31, 2017 based on amortized cost. Expected maturities, rather than contractual maturities, are shown for SBA securities, agency guaranteed mortgage-backed securities, and certain agency and municipal securities. See “Liquidity Risk Management” on page 72 and Notes 1, 5 and 7 of the Notes to Consolidated Financial Statements for additional information about our investment securities and their management.

Schedule 12
MATURITIES AND AVERAGE YIELDS ON SECURITIES
At December 31, 2017

	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
(Dollar amounts in millions)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Held-to-maturity
Municipal securities	$770	4.0%	$180	3.4%	$372	3.9%	$159	4.8%	$59	4.7%
Available-for-sale
U.S. Treasury securities	25	1.3	25	1.3	—		—		—
U.S. Government agencies and corporations:
Agency securities	1,830	2.1	550	1.3	287	2.5	777	2.3	216	2.5
Agency guaranteed mortgage-backed securities	9,798	2.0	1,509	2.0	3,997	2.0	2,566	2.0	1,726	2.1
Small Business Administration loan-backed securities	2,227	3.0	230	2.9	699	3.0	588	2.9	710	3.1
Municipal securities	1,336	3.0	185	3.0	744	2.9	400	3.3	7	3.4
Other	25	6.2	—		—		—		25	6.2
Total available-for-sale debt securities	15,241	2.3	2,499	2.0	5,727	2.3	4,331	2.3	2,684	2.4
Money market mutual funds and other	72	1.2	72	1.2	—		—		—
Total available-for-sale	15,313	2.3	2,571	2.0	5,727	2.3	4,331	2.3	2,684	2.4
Total investment securities	$16,083	2.3	$2,751	2.1	$6,099	2.4	$4,490	2.4	$2,743	2.5
1 Taxable-equivalent rates used where applicable.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.
Schedule 13 summarizes our exposure to state and local municipalities:
Schedule 13
MUNICIPALITIES

	December 31,
(In millions)	2017	2016

Loans and leases	$1,271	$778
Held-to-maturity – municipal securities	770	868
Available-for-sale – municipal securities	1,334	1,154
Trading account – municipal securities	146	112
Unfunded lending commitments	152	182
Total direct exposure to municipalities	$3,673	$3,094
At December 31, 2017, one municipal loan with a balance of $1 million was on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and 79% of the outstanding credits were originated by CB&T, Zions Bank, and Vectra. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

Growth in municipal exposure came primarily from increases in loans and leases and the municipal AFS securities portfolio. AFS securities generally consist of securities with investment-grade ratings from one or more major credit rating agencies.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at December 31, 2017 and December 31, 2016.
Loans Held for Sale
Loans held for sale, consisting primarily of consumer mortgage and small business loans to be sold in the secondary market, were $44 million at December 31, 2017, compared with $172 million at December 31, 2016. These consumer loans are primarily fixed-rate mortgages that are originated with the intent to be sold to third parties.
Loan Portfolio
As of December 31, 2017, net loans and leases accounted for 68% of total assets compared with 67% at the end of 2016. Schedule 14 presents our loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2017. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in a small number of cases, we have hedged the repricing characteristics of our variable-rate loans as more fully described in “Interest Rate Risk” on page 68.

Schedule 14
LOAN PORTFOLIO BY TYPE AND MATURITY

	December 31, 2017				December 31,
(In millions)	One year or less	One year through five years	Over five years	Total	2016	2015	2014	2013
Commercial:
Commercial and industrial	$8,064	$4,375	$1,564	$14,003	$13,452	$13,211	$13,163	$12,459
Leasing	26	262	76	364	423	442	409	388
Owner-occupied	463	1,138	5,687	7,288	6,962	7,150	7,351	7,568
Municipal	100	191	980	1,271	778	676	521	449
Total commercial	8,653	5,966	8,307	22,926	21,615	21,479	21,444	20,864
Commercial real estate:
Construction and land development	931	1,016	74	2,021	2,019	1,842	1,986	2,193
Term	1,779	3,775	3,549	9,103	9,322	8,514	8,127	8,203
Total commercial real estate	2,710	4,791	3,623	11,124	11,341	10,356	10,113	10,396
Consumer:
Home equity credit line	29	91	2,657	2,777	2,645	2,417	2,321	2,147
1-4 family residential	12	97	6,553	6,662	5,891	5,382	5,201	4,742
Construction and other consumer real estate	287	36	274	597	486	385	371	325
Bankcard and other revolving plans	293	58	158	509	481	444	401	361
Other	12	138	35	185	190	187	213	208
Total consumer	633	420	9,677	10,730	9,693	8,815	8,507	7,783
Total net loans	$11,996	$11,177	$21,607	$44,780	$42,649	$40,650	$40,064	$39,043
Loans maturing:
With fixed interest rates	$1,341	$3,704	$4,680	$9,725
With variable interest rates	10,655	7,473	16,927	35,055
Total	$11,996	$11,177	$21,607	$44,780
As of December 31, 2017, net loans and leases were $45 billion, reflecting a 5% increase from the prior year. The increase is primarily attributable to new loan originations and loan purchases.
Loan portfolio growth during 2017 was widespread across loan products and geographies with particular strength in consumer 1-4 family residential, commercial and industrial (non-oil and gas), municipal, and commercial owner-occupied loans. The growth in the loan portfolio was primarily at Amegy, CB&T, and Vectra.
Of the significant increases within the portfolio, consumer 1-4 family residential loans increased $771 million, due largely to an increase in loan production and loan purchases, and commercial and industrial loans increased $551 million. The impact of these increases was partially offset by a decrease of $219 million in our CRE term portfolio.
Commercial owner-occupied loans also increased $326 million during 2017 and $188 million during 2016. Although we experienced continued runoff and attrition of the NRE portfolio at Zions Bank, these declines are not expected to continue at the same pace in 2018. The NRE business is a wholesale business that depends upon loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
We expect moderate total loan and lease growth during 2018, primarily in consumer 1-4 family residential, municipal, commercial and industrial (non-oil and gas), commercial owner-occupied (non-NRE), and CRE term loans. We expect stable to slightly increasing growth in oil and gas loans, partially offset by moderate attrition in the NRE loan portfolio.

Loans serviced for the benefit of others increased to $3.7 billion during 2017 from $3.5 billion in 2016.
Other Noninterest-Bearing Investments
During 2017, the Company increased its short-term borrowings with the FHLB by $3.1 billion. This increase required a further investment in FHLB activity stock, which consequently increased by $124 million during the year. Aside from this increase, other noninterest-bearing investments remained relatively stable as set forth in the following schedule. Schedule 15 sets forth our other noninterest-bearing investments.
Schedule 15
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2017	2016

Bank-owned life insurance	$506	$497
Federal Home Loan Bank stock	154	30
Federal Reserve stock	184	181
Farmer Mac stock	43	34
SBIC investments	127	124
Non-SBIC investment funds	12	15
Other	3	3
Total other noninterest-bearing investments	$1,029	$884
Premises, Equipment and Software, Net
Net premises, equipment and software, increased $74 million, or 7%, from the prior year primarily due to capitalized costs associated with the development of a new corporate facility for Amegy Bank in Texas, major software purchases, and the capitalization of eligible costs related to the development of new lending, deposit and reporting systems.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits increased by 3% during 2017, compared with 2016, with average interest-bearing deposits increasing by 1% and average noninterest-bearing deposits increasing by 6%. The average interest rate paid for interest-bearing deposits was 3 bps higher in 2017 compared with 2016.
Deposits at December 31, 2017, excluding time deposits of $100,000 and over and brokered deposits, decreased by 2%, or $1.0 billion, from December 31, 2016. The decrease was mainly due to a decrease in interest-bearing domestic savings and money market deposits.
Demand, savings, and money market deposits were 94% and 95% of total deposits at December 31, 2017, and December 31, 2016, respectively. At December 31, 2017 and December 31, 2016, total deposits included $1.6 billion and $0.9 billion, respectively, of brokered deposits.
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
Centralized oversight of credit risk is provided through credit policies, credit risk management, and credit examination functions. Our credit policies place emphasis on strong underwriting standards and early detection of potential problem credits in order to develop and implement action plans on a timely basis to mitigate any potential losses. These formal credit policies and procedures provide the Company with a framework for consistent underwriting and a basis for sound credit decisions at the local banking affiliate level.
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
As we continue to monitor our concentration risk, the composition of our loan portfolio has slightly changed. Oil and gas-related loans represented 4% of the total loan portfolio at December 31, 2017, compared with 5% at December 31, 2016. Total commercial loans were 51% of the total portfolio, compared with 50% at December 31,

2016. CRE loans declined to 25% of the total portfolio, compared with 27% at December 31, 2016. Consumer loans grew to represent 24% of the total loan portfolio at December 31, 2017, compared with 23% at December 31, 2016.
Schedule 16
LOAN PORTFOLIO DIVERSIFICATION

	December 31, 2017		December 31, 2016
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,003	31.3%	$13,452	31.5%
Leasing	364	0.8	423	1.0
Owner-occupied	7,288	16.3	6,962	16.3
Municipal	1,271	2.8	778	1.8
Total commercial	22,926	51.2	21,615	50.6
Commercial real estate:
Construction and land development	2,021	4.5	2,019	4.7
Term	9,103	20.3	9,322	21.9
Total commercial real estate	11,124	24.8	11,341	26.6
Consumer:
Home equity credit line	2,777	6.2	2,645	6.2
1-4 family residential	6,662	15.0	5,891	13.8
Construction and other consumer real estate	597	1.3	486	1.2
Bankcard and other revolving plans	509	1.1	481	1.1
Other	185	0.4	190	0.5
Total consumer	10,730	24.0	9,693	22.8
Total net loans	$44,780	100.0%	$42,649	100.0%
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of December 31, 2017, the principal balance of these loans was $537 million, and the guaranteed portion of these loans was $406 million. Most of these loans were guaranteed by the SBA.
The following schedule presents the composition of government agency guaranteed loans.
Schedule 17
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	December 31, 2017	Percent guaranteed	December 31, 2016	Percent guaranteed

Commercial	$507	75%	$519	75%
Commercial real estate	14	75	18	75
Consumer	16	92	17	92
Total loans	$537	76	$554	76

Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
Schedule 18
COMMERCIAL LENDING BY INDUSTRY GROUP

	December 31, 2017		December 31, 2016
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,807	12.3%	$2,624	12.1%
Retail trade [1]	2,257	9.8	2,145	9.9
Manufacturing	2,116	9.2	2,161	10.0
Finance and insurance	2,026	8.8	1,462	6.8
Healthcare and social assistance	1,556	6.8	1,538	7.1
Wholesale trade	1,543	6.7	1,444	6.7
Transportation and warehousing	1,343	5.9	1,300	6.0
Construction	1,094	4.8	1,076	5.0
Mining, quarrying, and oil and gas extraction	1,010	4.4	1,403	6.5
Accommodation and food services	932	4.1	925	4.3
Utilities [2]	905	4.0	783	3.6
Other Services (except Public Administration)	896	3.9	881	4.1
Professional, scientific, and technical services	879	3.8	875	4.0
Other [3]	3,562	15.5	2,998	13.9
Total	$22,926	100.0%	$21,615	100.0%
1 At December 31, 2017, 84% of retail trade consists of motor vehicle and parts dealers, gas stations, grocery stores, building material suppliers, and direct-to-consumer retailers. For additional detail on our CRE retail exposure, see the Commercial Real Estate Loans section on page 61.

[2]	Includes primarily utilities, power, and renewable energy.

[3]	No other industry group exceeds 3.5%.
Oil and Gas-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction; manufacturing; and transportation and warehousing, contain certain loans we categorize as oil and gas-related. At both December 31, 2017 and 2016, we had approximately $3.9 billion of total oil and gas-related credit exposure. The distribution of oil and gas-related loans by customer market segment is shown in the following schedule:

Schedule 19
OIL AND GAS-RELATED EXPOSURE 1

(Dollar amounts in millions)	December 31, 2017	% of total oil and gas- related	December 31, 2016	% of total oil and gas- related
Loans and leases
Upstream – exploration and production	$730	37%	$733	34%
Midstream – marketing and transportation	617	31	598	28
Downstream – refining	123	6	137	6
Other non-services	34	2	38	2
Oilfield services	367	19	500	23
Oil and gas service manufacturing	102	5	152	7
Total loan and lease balances [2]	1,973	100%	2,158	100%
Unfunded lending commitments	1,908		1,722
Total oil and gas credit exposure	$3,881		$3,880
Private equity investments	$3		$7
Credit quality measures
Criticized loan ratio	25.1%		37.8%
Classified loan ratio	17.9%		31.6%
Nonaccrual loan ratio	7.7%		13.6%
Ratio of nonaccrual loans that are current	88.1%		86.1%
Net charge-off ratio, annualized [3]	—%		3.0%

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
During 2017, our overall balance of oil and gas-related loans decreased by $185 million, or 9%, from year-end 2016. Oil and gas-related loans represented 4% of the total loan portfolio at December 31, 2017, compared with 5% at December 31, 2016. Unfunded oil and gas-related lending commitments increased by $186 million, or 11%. The increase in unfunded oil and gas-related lending commitments was primarily in the midstream portfolio.
Classified oil and gas-related credits decreased to $354 million at December 31, 2017, from $681 million at December 31, 2016. Oil and gas-related loan net charge-offs were $36 million for 2017, compared with $130 million for 2016. At December 31, 2017, the ACL related to the oil and gas-related portfolio was approximately 7% of oil and gas-related balances, compared with 9% at December 31, 2016.
Nonaccruing oil and gas-related loans decreased by $143 million during 2017, primarily in the oil and gas services and upstream portfolios. Approximately 88% of oil and gas-related nonaccruing loans were current as to principal and interest payments at December 31, 2017, which increased from 86% at December 31, 2016.
Risk Management of the Oil and Gas-Related Portfolio
The oil and gas-related portfolio is comprised of three primary segments: upstream, midstream, and oil and gas services. Upstream exploration and production loan borrowers have relatively balanced production between oil and gas. Midstream loans are made to companies that gather, transport, treat and blend oil and natural gas, or that provide services to similar companies. Oil and gas services loans, which include oilfield services and oil and gas service manufacturing, include borrowers that have a concentration of revenues in the oil and gas industry. However, many of these borrowers provide a broad range of products and services to the oil and gas industry and are diversified geographically.

We apply concentration limits and disciplined underwriting to the entire oil and gas-related loan portfolio to limit our risk exposure. As an indicator of the diversity in the size of our oil and gas-related portfolio, the average amount of our commitments is approximately $6 million, with approximately 67% of the commitments less than $30 million. Additionally, there are instances where we have commitments to companies with a common sponsor which, if combined, would result in higher commitment levels than $30 million. The portfolio contains only senior loans—no junior or second lien positions; additionally, we cautiously approach making first-lien loans to borrowers that employ excessive leverage through the use of junior lien loans or unsecured layers of debt. Approximately 88% of the total oil and gas-related portfolio is secured by reserves, equipment, real estate, and other collateral, or a combination of collateral types.
We participate as a lender in loans and commitments designated as Shared National Credits (“SNCs”), which generally consist of larger and more diversified borrowers that have better access to capital markets. SNCs are loans or loan commitments of at least $20 million that are shared by three or more federally supervised institutions. The percentage of SNCs is 79% of the upstream portfolio, 79% of the midstream portfolio, and 44% of the oil and gas services portfolio. Our bankers have direct access and contact with the management of these SNC borrowers, and as such, are active participants. In many cases, we provide ancillary banking services to these borrowers, further evidencing this direct relationship. The results of the fall 2017 SNC exam are reflected in our financial statements.
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

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
Schedule 20
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington/Oregon	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	12/31/2017	$1,018	$3,026	$493	$536	$1,735	$1,365	$448	$482	$9,103	81.8%
% of loan type		11.2%	33.2%	5.4%	5.9%	19.1%	15.0%	4.9%	5.3%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2017	0.2%	0.1%	0.1%	0.2%	—%	0.2%	—%	0.8%	0.1%
	12/31/2016	0.1%	—%	—%	0.8%	—%	0.1%	0.2%	—%	0.1%
≥ 90 days	12/31/2017	0.2%	0.1%	0.1%	—%	—%	0.1%	—%	0.7%	0.1%
	12/31/2016	0.3%	0.4%	—%	—%	—%	0.2%	—%	1.1%	0.2%
Accruing loans past due 90 days or more	12/31/2017	$1	$1	$—	$—	$—	$—	$—	$—	$2
	12/31/2016	—	10	—	—	—	2	—	—	12
Nonaccrual loans	12/31/2017	4	7	1	2	17	1	4	—	36
	12/31/2016	8	11	—	2	1	—	7	—	29
Residential construction and land development
Balance outstanding	12/31/2017	$40	$261	$43	$4	$201	$42	$3	$6	$600	5.4%
% of loan type		6.6%	43.5%	7.2%	0.7%	33.5%	7.0%	0.5%	1.0%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2017	—%	—%	0.2%	—%	0.7%	—%	—%	—%	0.2%
	12/31/2016	—%	—%	—%	—%	0.4%	—%	—%	—%	0.1%
≥ 90 days	12/31/2017	—%	—%	—%	—%	0.1%	—%	—%	—%	—%
	12/31/2016	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	12/31/2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2016	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2017	—	—	—	—	—	—	—	—	—
	12/31/2016	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	12/31/2017	$131	$356	$34	$72	$415	$265	$90	$58	$1,421	12.8%
% of loan type		9.2%	25.0%	2.4%	5.1%	29.2%	18.7%	6.3%	4.1%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2017	0.1%	0.2%	—%	—%	0.2%	0.1%	—%	—%	0.1%
	12/31/2016	—%	—%	—%	1.2%	—%	2.4%	—%	—%	0.5%
≥ 90 days	12/31/2017	—%	—%	—%	—%	—%	1.3%	—%	—%	0.3%
	12/31/2016	—%	—%	—%	—%	0.4%	—%	—%	—%	0.2%
Accruing loans past due 90 days or more	12/31/2017	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2016	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2017	—	—	—	—	—	4	—	—	4
	12/31/2016	—	—	—	—	2	5	—	—	7
Total construction and land development	12/31/2017	$171	$617	$77	$76	$616	$307	$93	$64	$2,021
Total commercial real estate	12/31/2017	$1,189	$3,643	$570	$612	$2,351	$1,672	$541	$546	$11,124	100.0%

[1]	No other geography exceeds $79 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.

Approximately 20% of the CRE term loans consist of mini-perm loans as of December 31, 2017. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to seven years. The remaining 80% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $144 million, or 10%, of the commercial construction and land development portfolio at December 31, 2017 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects.
Of the total CRE loan portfolio at December 31, 2017, we categorize $1.8 billion as retail property, where the ultimate use of the property is for retailing purposes. The average loan-to-value ratio for these loans is approximately 55%, and more than 90% are occupied. Approximately 81% of our CRE retail loans are to borrowers where the underlying retail businesses are not regional shopping centers, but include neighborhood strip malls, stand-alone retail facilities, and single-tenant buildings. Of the regional shopping center exposure, approximately 94% is term debt, and the criticized loan ratio is 5.3%. We closely monitor the CRE retail portfolio for tenant bankruptcy filings and store closures, and have limited exposure to national tenants with announced bankruptcies.
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
Real estate appraisals are ordered in accordance with regulatory guidelines and are validated independently of the loan officer and the borrower, generally by our internal appraisal review function, which is staffed by licensed appraisers. In some cases, reports from automated valuation services are used or internal evaluations are performed. A new appraisal or evaluation is required when a loan deteriorates to a certain level of credit weakness.
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
When we modify or extend a loan, we also give consideration to whether the borrower is in financial difficulty, and whether we have granted a concession. In determining if an interest rate concession has been granted, we consider whether the interest rate on the modified loan is equivalent to current market rates for new debt with similar risk characteristics. If the rate in the modification is less than current market rates, it may indicate that a concession was granted and impairment exists. However, if additional collateral is obtained, or if a guarantor exists who has the capacity and willingness to support the loan on an extended basis, we also consider the nature and amount of the additional collateral and guarantees in the ultimate determination of whether a concession has been granted.
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
A decrease in oil and gas prices could potentially produce an adverse impact on our CRE loan portfolio within Texas. However, based upon generally strong equity and cash flow coverage levels, and sponsor support for the various properties, we do not expect a material amount of losses within this portfolio in 2018. Our largest CRE credit exposures in Texas are to the multi-family, office, and retail sectors. At December 31, 2017, the CRE loan portfolio mix in Texas was 72% commercial term, 16% commercial construction, 8% residential construction, and 4% land development.
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
We are engaged in Home Equity Credit Line (“HECL”) lending. At December 31, 2017, our HECL portfolio totaled $2.8 billion, compared with $2.6 billion at December 31, 2016. The following schedule describes the composition of our HECL portfolio by lien status.

Schedule 21
HECL PORTFOLIO BY LIEN STATUS

	December 31,
(In millions)	2017	2016

Secured by first deeds of trust	$1,406	$1,383
Secured by second (or junior) liens	1,371	1,262
Total	$2,777	$2,645
At December 31, 2017, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral-value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 93% of our HECL portfolio is still in the draw period, and approximately 26% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The ratio of net charge-offs to average balances at year-end 2017 and 2016 for the HECL portfolio was 0.02% and 0.01%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.93% at December 31, 2017, compared with 1.34% at December 31, 2016.
Total nonaccrual loans at December 31, 2017 decreased $155 million from December 31, 2016, primarily in the oil and gas-related loan portfolio. However, nonaccrual loans slightly increased in the commercial owner-occupied and 1-4 family residential loan portfolios. The largest total decrease in nonaccrual loans occurred at Amegy.
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

The following schedule presents our nonperforming assets:
Schedule 22
NONPERFORMING ASSETS

(Dollar amounts in millions)	December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans:
Loans held for sale	$12	$40	$—	$—	$—
Commercial:
Commercial and industrial	195	354	164	106	101
Leasing	8	14	4	—	1
Owner-occupied	90	74	74	87	137
Municipal	1	1	1	1	10
Commercial real estate:
Construction and land development	4	7	7	24	29
Term	36	29	40	25	60
Consumer:
Real estate	68	49	59	64	66
Other	—	1	1	—	2
Nonaccrual loans	414	569	350	307	406
Other real estate owned:
Commercial:
Commercial properties	3	2	5	11	16
Developed land	—	—	—	—	6
Land	—	—	1	2	6
Residential:
1-4 family	1	2	1	4	8
Developed land	—	—	—	2	9
Land	—	—	—	—	1
Other real estate owned	4	4	7	19	46
Total nonperforming assets	$418	$573	$357	$326	$452
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.93%	1.34%	0.87%	0.81%	1.15%
Accruing loans past due 90 days or more:
Commercial	$17	$18	$7	$8	$8
Commercial real estate	2	13	22	20	29
Consumer	3	5	3	1	3
Total	$22	$36	$32	$29	$40
Ratio of accruing loans past due 90 days or more to net loans and leases[1]	0.05%	0.08%	0.08%	0.07%	0.10%

[1]	Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs decreased $25 million, or 10%, during 2017, primarily due to payments and payoffs. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship.

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
Schedule 23
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	December 31,
(In millions)	2017	2016

Restructured loans – accruing	$139	$151
Restructured loans – nonaccruing	87	100
Total	$226	$251
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.
Schedule 24
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

(In millions)	2017	2016

Balance at beginning of year	$251	$297
New identified troubled debt restructuring and principal increases	190	154
Payments and payoffs	(157)	(145)
Charge-offs	(25)	(32)
No longer reported as troubled debt restructuring	(4)	(10)
Sales and other	(29)	(13)
Balance at end of year	$226	$251
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.

Schedule 25
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	2017	2016	2015	2014	2013

Loans and leases outstanding (net of unearned income)	$44,780	$42,649	$40,650	$40,064	$39,043
Average loans and leases outstanding, (net of unearned income)	$43,501	$42,062	$40,171	$39,522	$38,109
Allowance for loan losses:
Balance at beginning of year	$567	$606	$605	$746	$896
Provision charged to earnings	24	93	40	(98)	(87)
Adjustment for FDIC-supported/PCI loans	—	—	—	(1)	(11)
Charge-offs:
Commercial	(118)	(170)	(111)	(77)	(76)
Commercial real estate	(9)	(12)	(14)	(15)	(26)
Consumer	(17)	(16)	(14)	(14)	(29)
Total	(144)	(198)	(139)	(106)	(131)
Recoveries:
Commercial	46	43	55	41	41
Commercial real estate	14	14	35	12	25
Consumer	11	9	10	11	13
Total	71	66	100	64	79
Net loan and lease charge-offs	(73)	(132)	(39)	(42)	(52)
Balance at end of year	$518	$567	$606	$605	$746
Ratio of net charge-offs to average loans and leases	0.17%	0.31%	0.10%	0.11%	0.14%
Ratio of allowance for loan losses to net loans and leases, on December 31,	1.16%	1.33%	1.49%	1.51%	1.91%
Ratio of allowance for loan losses to nonaccrual loans, on December 31,	129%	107%	173%	197%	184%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, on December 31,	122%	101%	159%	180%	167%
Schedule 26
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
At December 31,

	2017		2016		2015		2014		2013
(Dollar amounts in millions)	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance
Loan segment
Commercial	51.2%	$371	50.6%	$420	52.9%	$454	53.5%	$413	53.5%	$469
Commercial real estate	24.8	103	26.6	116	25.5	114	25.3	145	26.6	216
Consumer	24.0	44	22.8	31	21.6	38	21.2	47	19.9	61
Total	100.0%	$518	100.0%	$567	100.0%	$606	100.0%	$605	100.0%	$746
The total ALLL decreased by $49 million during 2017, primarily as a result of credit quality improvements in the oil and gas-related loan portfolio.
The RULC represents a reserve for potential losses associated with off-balance-sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At December 31, 2017, the reserve decreased by $7 million compared with December 31, 2016, also as a result of credit quality improvements in the total loan portfolio.

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
Interest Rate Risk Measurement
We monitor interest rate risk through the use of two complementary measurement methods: net interest income simulation, or Earnings at Risk (“EaR”), and Economic Value of Equity at Risk (“EVE”). EaR analyzes the expected change in near term (one year) net interest income in response to changes in interest rates. In the EVE method, we measure the expected changes in the fair value of equity in response to changes in interest rates.
EaR is an estimate of the change in total net interest income that would be recognized under different rate environments over a one-year period. EaR is measured simulating net interest income under several different scenarios including parallel and nonparallel interest rate shifts across the yield curve, taking into account deposit repricing assumptions and estimates of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower-rate environment). Our policy contains a trigger for a 10%

decline over one-year in rate sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps.
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
Estimating the impact on net interest income and EVE requires that we assess a number of variables and make various assumptions in managing our exposure to changes in interest rates. The assessments address deposit withdrawals and deposit product migration (e.g., customers moving money from checking accounts to certificates of deposit), competitive pricing (e.g., existing loans and deposits are assumed to roll into new loans and deposits at similar spreads relative to benchmark interest rates), loan and security prepayments, and the effects of other similar embedded options. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, we also calculate the sensitivity of EaR and EVE results to key assumptions. The modeled results are highly sensitive to the assumptions used for deposits that do not have specific maturities, such as checking, savings and money market accounts, and also to prepayment assumptions used for loans with prepayment options. We use historical regression analysis as a guide to set such assumptions; however, due to the current low interest rate environment, which has little historical precedent, estimated deposit behavior may not reflect actual future results. Additionally, competition for funding in the marketplace has, and may again result in changes to deposit pricing on interest-bearing accounts that are greater or less than changes in benchmark interest rates such as LIBOR or the federal funds rate.
Under most rising interest rate environments, we would expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or certificates of deposit. The models are particularly sensitive to the assumption about the rate of such migration.
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
The aforementioned migration and correlation assumptions result in deposit durations presented in Schedule 27.
Schedule 27
DEPOSIT ASSUMPTIONS

	December 31, 2017
	New Deposit Method
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.4%	3.3%
Money market	1.5%	1.3%
Savings and interest-on-checking	2.6%	2.4%

As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
Schedule 28
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	December 31, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(2.7)%	—%	2.8%	5.4%	7.8%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 36.2%. If the weighted average deposit beta increased to 46.2% it would decrease the EaR in the +200bp shock from 5.4% to 2.9%.
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. During the past year, an increase in short-term rates has led to a flatter yield curve as longer-term rates have not increased at the same pace as short-term rates. If we consider a flattening rate shock where the short-term rate moves +200bp but the ten-year rate only moves +30bp, the increase in earnings is 33% lower over 12 months compared with the parallel +200bp rate shock.
For comparative purposes, the December 31, 2016 measures as presented in the following schedule have been recalculated using the new methodology.

	December 31, 2016
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(4.9)%	—%	3.6%	7.6%	11.5%

[1]	Assumes rates cannot go below zero in the negative rate shift.
The asset sensitivity as measured by EaR declined year-over-year due to continued purchases of medium-term securities funded through reductions in money market investments and increases in short-term borrowings.
Schedule 29
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest-bearing deposits, the weighted average modeled beta is 36.2%. If the weighted average deposit beta increased to 46.2% it would decrease the EVE in the +200bp shock from 0.3% to -2.2%.

	December 31, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Economic Value of Equity	0.2%	—%	0.5%	0.3%	0.2%

[1]	Assumes rates cannot go below zero in the negative rate shift.

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
Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At December 31, 2017, $19.8 billion of the Company’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 94% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $1.1 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $0.2 billion of variable-rate loans being priced at floored rates at December 31, 2017, which were above the “index plus spread” rate by an average of 60 bps. At December 31, 2017, we also had $3.3 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $0.1 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 42 bps.
See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.
At December 31, 2017, we had a relatively small amount, $148 million, of trading assets and $95 million of securities sold, not yet purchased, compared with $115 million and $25 million, respectively, at December 31, 2016.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During 2017, the after-tax change in AOCI attributable to AFS securities decreased by $3 million, due largely to changes in the interest rate environment, compared with a $74 million decrease in the same prior year period.
Market Risk – Equity Investments
Through our equity investment activities, we own equity securities that are publicly-traded. In addition, we own equity securities in companies and governmental entities, e.g., Federal Reserve Bank and an FHLB, that are not publicly-traded. The accounting for equity investments may use the cost, fair value, equity, or full consolidation methods of accounting, depending on our ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below our investment costs, we are exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored, and evaluated by the Company’s Equity Investments Committee consisting of members of management.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various Small Business Investment Company (“SBIC”) venture capital funds. Our equity exposure to these investments was approximately $127 million and $124 million at December 31, 2017 and December 31, 2016, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk. During the fourth quarter of 2017 we sold the remaining amount of our publicly-traded direct investment and as of December 31, 2017, we had no publicly-traded stocks as part of our direct SBIC investments.

Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $12 million at December 31, 2017 and $13 million at December 31, 2016.
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
As of December 31, 2017, such prohibited PEIs amounted to $3 million, with an additional $4 million of unfunded commitments (see Notes 5 and 15 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements.
Liquidity Risk Management
Overview
Liquidity risk is the possibility that our cash flows may not be adequate to fund our ongoing operations and meet our commitments in a timely and cost-effective manner. Since liquidity risk is closely linked to both credit risk and market risk, many of the previously discussed risk control mechanisms also apply to the monitoring and management of liquidity risk. We manage our liquidity to provide adequate funds for our customers’ credit needs, or capital plan actions and our anticipated financial and contractual obligations, which include withdrawals by depositors, debt and capital service requirements, and lease obligations.
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
The management of liquidity and funding is performed centrally for the Parent and jointly by the Parent and bank management for its subsidiary bank. The Treasury Department performs this management centrally, under the direction of the Corporate Treasurer, with oversight by ALCO. The Treasurer is responsible for recommending changes to existing funding plans, as well as to the Company’s Liquidity Policy. These recommendations must be submitted for approval to ALCO, and changes to the Policy also must be approved by the Company’s ERMC and the Board of Directors. The Company has adopted policy limits that govern liquidity risk. The policy requires the Company to maintain a buffer of highly liquid assets sufficient to cover cash outflows in the event of a severe liquidity crisis. The Company targets a buffer of highly liquid assets at the Parent to cover 18-24 months of cash outflows under a scenario with limited cash inflows, and maintains a minimum policy limit of not less than 12 months. The consolidated Company exceeds the regulatory requirements of the Modified LCR that mandates a buffer of HQLA to cover 70% of 30-day cash outflows under the assumptions mandated in the Final Liquidity Rule. Additionally, the Company performs monthly liquidity stress testing using a set of internally generated scenarios representing severe liquidity constraints over a 12-month horizon. ZB, N.A. maintains a buffer of highly liquid assets consisting of cash, U.S. Agency, and U.S. Government Sponsored Entity securities to cover 30-day cash outflows under liquidity stress tests and maintains a contingency funding plan to identify funding sources that would be utilized over the extended 12-month horizon. Throughout 2017 and as of December 31, 2017, the Company complied with this policy.

Liquidity Regulation
U.S. banking regulators issued a final rule in 2014 that implements a quantitative liquidity requirement in the U.S. generally consistent with the LCR minimum liquidity measure established under the Basel III liquidity framework. Under this rule, we are subject to a modified LCR standard, which requires a financial institution to hold an adequate amount of unencumbered HQLA that can be converted into cash easily and immediately in private markets to meet its liquidity needs for a short-term liquidity stress scenario. This rule became applicable to us on January 1, 2016.
The Basel III liquidity framework includes a second minimum liquidity measure, the NSFR, which requires a financial institution to maintain a stable funding profile over a one-year period in relation to the characteristics of its on- and off-balance sheet activities. On October 31, 2014, the Basel Committee on Banking Supervision issued its final standards for this ratio, entitled Basel III: The Net Stable Funding Ratio. On May 3, 2016, the FRB issued a proposal requiring bank holding companies with less than $250 billion of assets, but more than $50 billion of assets, to cover 70% of 1-year cash outflows under the assumptions required in the proposed NSFR Rule. Under the proposal, bank holding companies would be required to publicly disclose information about the NSFR levels each quarter. As of December 31, 2017, the FRB has not published final rules on the NSFR. We continue to monitor this proposal and any other developments. Based on this Basel III publication and the FRB proposal, we believe we would meet the minimum NSFR if such requirement were currently effective.
The Enhanced Prudential Standards for liquidity management (Reg. YY) require us to conduct monthly liquidity stress tests. These tests incorporate scenarios designed by us, require a buffer of highly liquid assets sufficient to cover 30-day funding needs under the stress scenarios, and are subject to review by the FRB. The Company’s internal liquidity stress testing program as contained in its policy complies with these requirements and includes monthly liquidity stress testing using a set of internally generated scenarios representing severe liquidity constraints over a 12-month horizon.
Contractual Obligations
Schedule 30 summarizes our contractual obligations at December 31, 2017.
Schedule 30
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$2,584	$388	$142	$1	$49,506	$52,621
Net unfunded commitments to extend credit	6,227	5,202	3,361	4,793	—	19,583
Standby letters of credit:
Financial	461	25	54	181	—	721
Performance	149	46	1	—	—	196
Commercial letters of credit	31	—	—	—	—	31
Commitments to make venture and other noninterest-bearing investments [2]	31	—	—	—	—	31
Federal funds and other short-term borrowings	4,976	—	—	—	—	4,976
Long-term debt	—	1	—	382	—	383
Operating leases, net of subleases	40	75	54	76	—	245
Unrecognized tax benefits	—	6	—	—	—	6
Total contractual obligations	$14,499	$5,743	$3,612	$5,433	$49,506	$78,793

[1]	Indeterminable maturity deposits include noninterest-bearing demand, savings and money market.

[2]	Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They have therefore been considered due on demand, maturing in one year or less.

In addition to the commitments specifically noted in Schedule 30, we enter into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services used in the operation of our business. Generally, these contracts are renewable or cancelable at least annually, although in some cases to secure favorable pricing concessions, we have committed to contracts that may extend to several years.
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
Liquidity Management Actions
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries decreased to $1.6 billion at December 31, 2017 from $2.5 billion at December 31, 2016. The $0.9 billion decrease during 2017 resulted primarily from (1) Net loan originations and purchases, (2) an increase in investment securities, (3) a net decrease in deposits, (4) repurchase of our common stock, (5) repayment of our long-term debt, (6) repurchase and redemption of our preferred stock, and (7) dividends on common and preferred stock. These decreases were partially offset by short-term FHLB borrowings and net cash provided by operating activities.
During 2017 our HTM and AFS investment securities increased by $1.7 billion. This increase was primarily due to purchases of short-to-medium duration agency guaranteed mortgage-backed securities. Prior to the second quarter of 2017, we were adding to our investment portfolio during the past couple of years to increase our HQLA position in light of the new LCR rules and more broadly, to manage balance sheet liquidity more effectively. However, during the second through the fourth quarters of 2017, our HTM and AFS investment securities decreased by $490 million, and we expect the size of the investment portfolio to be generally stable during the next several quarters.
During 2017 we made cash payments totaling $153 million for our long-term debt which matured and did not incur any new long-term debt during the same time period. See Note 12 for additional detail about debt maturities and redemptions during 2017 and 2016. During 2017, we also increased our short-term debt with the FHLB by $3.1 billion, and had $3.6 billion outstanding as of December 31, 2017.
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
Cash and interest-bearing deposits held as investments at the Parent decreased to $332 million at December 31, 2017 from $531 million at December 31, 2016. This $199 million decrease during 2017 resulted primarily from (1) repurchase of our common stock, (2) repayment of long-term debt, (3) repurchase and redemption of our preferred stock and (4) dividends on our common and preferred stock. This decrease in cash was partially offset by common dividends and return of common equity and preferred dividends received by the Parent from its subsidiary bank. See Notes 12 and 13 of the Notes to Consolidated Financial Statements for additional information about our long-term debt and equity transactions.
During 2017, the Parent received common dividends and return of common equity totaling $534 million and preferred dividends totaling $53 million from its subsidiary bank. During 2016 the Parent received common dividends and return of common equity totaling $250 million and preferred dividends totaling $13 million from its subsidiary bank. At December 31, 2017, ZB, N.A., had $417 million available for the payment of dividends under current capital regulations. The dividends that ZB, N.A. can pay are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.

General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Parent and its subsidiary bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. The debt ratings and outlooks issued by the various rating agencies for the Company and ZB, N.A. improved during 2017 and are shown in the following schedules.
Schedule 31 presents the Company’s and ZB, N.A.’s ratings as of December 31, 2017.
Schedule 31
CREDIT RATINGS

	Company	ZB, N.A.	Company	ZB, N.A.	Company	ZB, N.A.
Rating agency	Outlook		Long-term issuer/senior debt rating		Subordinated debt rating	Short-term debt rating

S&P	Positive	Positive	BBB-	BBB	BB+	A-2
Moody’s	Stable	Stable	Baa3	Baa3		P-2
Kroll	Positive	Positive	BBB	BBB+	BBB-	K2
The credit rating agencies all rate the Company’s and ZB, N.A.’s senior debt at an investment-grade level. In addition, Kroll rates the Company’s subordinated debt at an investment-grade level, while S&P rates the Company’s subordinated debt as noninvestment-grade.
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $26 million in 2017 from $35 million in 2016 due to the maturity and repayment of long-term debt during 2017 and 2016, partially offset by the increase in interest from short-term FHLB advances. Additionally, the Parent paid approximately $129 million of total dividends on preferred stock and common stock for 2017 compared to $108 million for 2016.
Note 22 of the Notes to Consolidated Financial Statements contains the Parent’s statements of income and cash flows for 2017, 2016 and 2015, as well as its balance sheets at December 31, 2017 and 2016.
At December 31, 2017, maturities of our long-term senior and subordinated debt ranged from June 2023 to September 2028, with effective interest rates from 4.50% to 6.95%.
See Note 12 of the Notes to Consolidated Financial Statements for a complete summary of our long-term debt.
Subsidiary Bank Liquidity – ZB, N.A.’s primary source of funding is its core deposits, consisting of demand, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio was 85.1% as of December 31, 2017, compared to 80.1% as of December 31, 2016, reflecting loan growth and a decrease in deposits during 2017.
Total deposits decreased by $615 million to $52.6 billion at December 31, 2017, compared to $53.2 billion at December 31, 2016. This decrease was a result of a $744 million decrease in savings and money market deposits and a $229 million decrease in noninterest-bearing demand deposits. The decrease was partially offset by a $358 million increase in time deposits. Also, during the first quarter of 2017, ZB, N.A. redeployed approximately $2.6 billion of cash to short-to-medium duration agency guaranteed mortgage-backed securities.
ZB, N.A.’s long-term senior debt ratings are slightly better than the Company’s long-term senior debt ratings. Moody’s rated both ZB, N.A.’s and the Company’s long-term senior debt as Baa3. However, Standard & Poor’s and Kroll both rated ZB, N.A.’s long-term senior debt one notch higher than the Company’s ratings (see Schedule 31).
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

At December 31, 2017, the amount available for additional FHLB and Federal Reserve borrowings was approximately $14.7 billion, compared with $17.1 billion at December 31, 2016. Loans with a carrying value of approximately $25.6 billion at December 31, 2017 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings compared with $24.0 billion at December 31, 2016. At December 31, 2017, we had $3.6 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $500 million of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2016. At December 31, 2017, our total investment in FHLB and Federal Reserve stock was $154 million and $184 million, respectively, compared with $30 million and $181 million at December 31, 2016. Our increased investment in FHLB stock was a result of our increase in short-term FHLB borrowings during 2017.
Our investment activities can provide or use cash, depending on the asset-liability management posture taken. During 2017, HTM & AFS investment securities’ activities resulted in a net increase in investment securities and a net $2.2 billion decrease in cash compared with a net $5.9 billion decrease in cash for 2016.
Maturing balances in our subsidiary bank’s loan portfolios also provide additional flexibility in managing cash flows. Lending activity for both 2017 and 2016 resulted in a net cash outflow of $2.1 billion.
During 2017, we paid income taxes of $246 million, compared to $214 million during 2016.
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
To manage and minimize our operational risk, we have in place transactional documentation requirements; systems and procedures to monitor transactions and positions; systems and procedures to detect and mitigate attempts to commit fraud, penetrate our systems or telecommunications, access customer data, and/or deny normal access to those systems to our legitimate customers; regulatory compliance reviews; and periodic reviews by the Company’s Compliance Risk Management, Internal Audit and Credit Examination departments. Reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. In addition, the Data Governance department has key governance surrounding data integrity and availability. Further, we have key programs and procedures to maintain contingency and business continuity plans for operational support in the event of natural or other disasters. We also mitigate certain operational risks through the purchase of insurance, including errors and omissions and professional liability insurance.
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

The number and sophistication of attempts to disrupt or penetrate our critical systems, sometimes referred to as hacking, cyber fraud, cyber attacks, cyber terrorism, or other similar names, also continue to grow. Given the importance and increasing sophistication of cyber attacks, the Company has designated cyber risk a level one risk in its risk taxonomy, which places it at the highest level of oversight with its other top risks.
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

•	Reviewing agency ratings of the Company and ZB, N.A.
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

Capital Planning and Stress Testing
The CMC oversees the Company’s capital stress testing under a variety of adverse economic and market scenarios. We have established processes to periodically conduct stress tests to evaluate potential impacts to the Company under hypothetical economic scenarios. These stress tests facilitate our contingency planning and management of capital and liquidity within quantitative limits reflecting the Board of Directors’ risk appetite. These processes are also used to complete the Company’s DFAST as required by the Dodd-Frank Act, and HCR/CCAR as required by the Federal Reserve.
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

As a bank holding company with assets greater than $50 billion, we are required by the Dodd-Frank Act to participate in annual stress tests known as the DFAST. In addition, we are required to participate in the Federal Reserve Board’s annual HCR/CCAR for large and non-complex firms (generally, bank holding companies, with assets between $50 billion and $250 billion). In our capital plan, we are required to forecast, under a variety of economic scenarios, our estimated regulatory capital ratios and our GAAP tangible common equity ratio.
A detailed discussion of HCR/CCAR/DFAST requirements is contained on page 11 of the “Capital Plan and Stress Testing” section under Part 1, Item 1 in this Annual Report on Form 10-K.
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
As planned, our quarterly dividend on common stock increased to $0.16 per share during the fourth quarter of 2017. As of December 31, 2017, the Company has repurchased $230 million of its common stock at an average price of $47.42 per share under the 2017 capital plan and $180 million of its common stock at an average price of $35.66 per share under the 2016 capital plan.
During the first quarter of 2018, the Company repurchased an additional $115 million of its common stock at an average price of $53.46 per share, leaving $120 million of repurchase capacity remaining in the 2017 capital plan (which spans the timeframe of July 2017 to June 2018).
Also in accordance with our 2016 capital plan, we redeemed all outstanding shares of our 7.9% Series F preferred stock on the redemption date of June 15, 2017.
Basel III
In 2013, the FRB, FDIC, and OCC published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules became effective for the Company on January 1, 2015 and were subject to phase-in periods for certain of their components. In November 2017, the FRB, FDIC and OCC published a final rule for non-advanced approaches banks that extends the regulatory capital treatment applicable during 2017 under the regulatory capital rules for certain items. We met all capital adequacy requirements under the Basel III Capital Rules as of December 31, 2017.
A detailed discussion of Basel III requirements, including implications for the Company, is contained on page 10 of the “Capital Standards – Basel Framework” section under Part 1, Item 1 in this Annual Report on Form 10-K.
Capital Management Actions
Total shareholders’ equity increased by $45 million to $7.7 billion at December 31, 2017 from $7.6 billion at December 31, 2016. The increase in total shareholders’ equity is primarily due to net income of $592 million. This increase is partially offset by repurchases of our common stock under our repurchase program totaling $320 million, $144 million paid to redeem our Series F preferred stock, and common and preferred dividends of $129 million.
During the latter part of 2016 and throughout 2017, the market price of our common stock increased above the exercise price of common stock warrants on our common stock. As of December 31, 2017 we have 29.3 million common stock warrants at an exercise price of $35.37 which expire on May 22, 2020 and 5.8 million common stock warrants at an exercise price of $36.27 per share which expire on November 14, 2018. See Note 13 of the Notes to Consolidated Financial Statements for more information on our common stock warrants. The increase in the market price of our common stock increased our diluted shares throughout 2017 and for the fourth quarter of 2016, but did not effect on our diluted shares for the full 2016 year.
Between January 1, 2018 and February 20, 2018, 1.0 million shares of common stock were issued from the cashless exercise of 3.2 million common stock warrants which expire on November 14, 2018. After these common stock warrant exercises, 29.3 million and 2.6 million common stock warrants, which expire on May 22, 2020 and November 14, 2018, respectively, remain outstanding.
Schedule 32 presents the diluted shares from the remaining common stock warrants at various Zions Bancorporation common stock market prices as of February 20, 2018, excluding the effect of changes in exercise cost and warrant share multiplier from the future payment of common stock dividends.
Schedule 32
IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation Common Stock Market Price	Diluted Shares (000s)
$35.00	0
40.00	4,684
45.00	7,825
50.00	10,338
55.00	12,394
60.00	14,107
65.00	15,557
The common dividend rate was increased to $0.16 per share during the fourth quarter of 2017. We paid $89 million in dividends on common stock during 2017, compared to $58 million during 2016. During its January 2018 meeting, the Board of Directors declared a dividend of $0.20 per common share payable on February 22, 2018 to shareholders of record on February 15, 2018.
We paid preferred stock dividends of $40 million and $50 million during 2017 and 2016, respectively. We also recorded a reductions of $2 million and $10 million to net earnings applicable to common shareholders as a result of the preferred stock redemptions during 2017 and 2016.

Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The Company’s capital ratios as of December 31, 2017, 2016, and 2015 are shown in Schedule 33.
Schedule 33
CAPITAL AND PERFORMANCE RATIOS

	2017	2016	2015

Tangible common equity ratio[1]	9.3%	9.5%	9.6%
Tangible equity ratio[1]	10.2	10.6	11.1
Average equity to average assets	12.0	12.8	13.0
Basel III risk-based capital ratios[2]:
Common equity tier 1 capital	12.1	12.1	12.2
Tier 1 leverage	10.5	11.1	11.3
Tier 1 risk-based	13.2	13.5	14.1
Total risk-based	14.8	15.2	16.1
Return on average common equity	7.7	6.0	3.8
Return on average tangible common equity[1]	9.0	7.1	4.6

[1]	See “GAAP to Non-GAAP Reconciliations” on page 29 for more information regarding these ratios.

[2]	Based on the applicable phase-in periods.
Note 14 of the Notes to Consolidated Financial Statements provides additional information on risk-based capital.
At December 31, 2017, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.8 billion and $7.6 billion, respectively, compared with $6.7 billion and $7.6 billion, respectively, at December 31, 2016.
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
When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques use assumptions that market participants would consider in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, the life of the asset and applicable growth rate, the risk of nonperformance, and other related assumptions.
The selection and weighting of the various fair value techniques may result in a fair value higher or lower than carrying value. Considerable judgment may be involved in determining the amount that is most representative of fair value.
For assets and liabilities recorded at fair value, the Company’s policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those items where there is an active market. In certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Company is required to make judgments about the assumptions market participants would use in estimating the fair value of the financial instrument. The models used to determine fair value adjustments are regularly evaluated by management for relevance under current facts and circumstances.
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
Investment securities are valued using several methodologies, which depend on the nature of the security, availability of current market information, and other factors. Investment securities in an unrealized loss position are formally reviewed on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). OTTI is considered to have occurred if the instrument’s fair value is below its amortized cost and (1) we intend to sell the security, or (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criterion is a lower threshold than the “probable” criterion.
Notes 1, 5, 7, 9, and 3 of the Notes to Consolidated Financial Statements and the “Investment Securities Portfolio” on page 50 contain further information regarding the use of fair value estimates.
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
Although we believe that our processes for determining an appropriate level for the allowance adequately address the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. As an example, if the probability of default risk grade for all pass-graded commercial and CRE loans was immediately downgraded one grade on our internal risk grading scale, the quantitatively determined amount of the ALLL at December 31, 2017 would increase by approximately $105 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in risk grades may have on the allowance estimate.
Although the qualitative process is subjective, it represents the Company’s best estimate of qualitative factors impacting the determination of the ACL. We believe that given the procedures we follow in determining the ACL, the various components used in the current estimation processes are appropriate.
Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 56 contains further information and more specific descriptions of the processes and methodologies used to estimate the ACL.
Accounting for Goodwill
Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with current accounting guidance. We perform this annual test as of September 30 of each year, or more often if events or circumstances indicate that its carrying value may not be recoverable. The goodwill impairment test for a given reporting unit (generally one of our banking segments) compares its fair value with its carrying value. If the carrying amount exceeds fair value, an additional analysis must be performed to determine the amount, if any, by which goodwill is impaired.
To determine the fair value, we use a combination of up to three separate methods: comparable publicly-traded financial service companies (primarily banks and bank holding companies) in the western and southwestern states (“Market Value”); where applicable, comparable acquisitions of financial services companies in the western and southwestern states (“Transaction Value”); and the discounted present value of management’s estimates of future cash flows. Critical assumptions that are used as part of these calculations include:

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
We apply a control premium in the Market Value approach to determine the reporting units’ equity values. Control premiums represent the ability of a controlling shareholder to change how the Company is managed and can cause the fair value of a reporting unit as a whole to exceed its market capitalization. Based on a review of historical bank acquisition transactions within the Company’s geographic footprint, and a comparison of the target banks’ market values 30 days prior to the announced transaction to the deal value, we have determined that a control premium ranging from 0% to 15% for the reporting units was appropriate at the most recent test date.
Since estimates are an integral part of the impairment computations, changes in these estimates could have a significant impact on any calculated impairment amount. Estimates include economic conditions, which impact the assumptions related to interest and growth rates, loss rates, and imputed cost of equity capital. The fair value estimates for each reporting unit incorporate current economic and market conditions, including Federal Reserve monetary policy expectations and the impact of legislative and regulatory changes. Additional factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, loan losses, changes in growth trends, cost structures and technology, changes in equity market values and merger and acquisition valuations, and changes in industry conditions.
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
During the fourth quarter of 2017, we performed our annual goodwill impairment evaluation of the entire organization, effective September 30, 2017. We concluded that none of our reporting units was impaired. Furthermore, the evaluation process determined that the fair values of Amegy, CB&T, and Zions Bank exceeded their carrying values by 35%, 54%, and 78%, respectively. Additionally, we performed a hypothetical sensitivity analysis on the discount rate assumption to evaluate the impact of an adverse change to this assumption. If the discount rate applied to future earnings were increased by 100bps, the fair values of Amegy, CB&T, and Zions Bank would exceed their carrying values by 33%, 52%, and 72%, respectively.
Income Taxes
We are subject to the income tax laws of the United States, its states and other jurisdictions where we conduct business. These laws are complex and subject to different interpretations by the taxpayer and the various taxing authorities. Calculation of the provision for income taxes requires significant judgments and estimates about the application of these laws and related regulations. Management attempts to make reasonable interpretations of these tax laws as we prepare the Company’s tax returns. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.
On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (“the Act”), was signed into law. The Act makes significant changes to the U.S. Internal Revenue Code of 1986, including a decrease in the current corporate federal income tax rate to 21% from 35%, effective January 1, 2018. In conjunction with the enactment of the Act, the SEC issued SAB 118 to address the accounting for certain income tax effects of the Act that may not be complete by the time financial statements are issued. The Company evaluated all available information and made reasonable estimates of the impact of the Act to substantially all components of its net DTA. The provisional impact of the Act on the net DTA resulted in a non-cash charge of $47 million, recorded through income tax expense. The Company anticipates that additional adjustments to net DTA and income tax expense may be made in 2018 as the Company’s initial determination of the tax basis of deferred items such as foregone interest, equity investments in flow-through entities, certain employee compensation arrangements, FDIC-supported transactions and premises and equipment are finalized. These adjustments will be recorded in the financial statements in the reporting period when such adjustments are determined; however, SAB 118 requires all impacts from the Act to be recorded prior to December 22, 2018, which is one year from the enactment date of the Act.
In 2017, the Company early adopted the guidance in ASU 2018-02, which allows reclassification from AOCI to retained earnings for the stranded tax effects related to the change in the corporate income tax rate from the Act. The early adoption of the guidance resulted in a $25 million increase to retained earnings out of AOCI as of December 31, 2017.
We had net DTAs of $93 million at December 31, 2017, compared with $250 million at December 31, 2016. The most significant portions of the deductible temporary differences relate to (1) the ALLL, (2) fair value adjustments or impairment write-downs related to securities, (3) pension and postretirement obligations, and (4) deferred compensation arrangements. No valuation allowance has been recorded as of December 31, 2017 related to DTAs except for a full valuation reserve related to certain acquired net operating losses from an immaterial nonbank subsidiary. In assessing the need for a valuation allowance, both the positive and negative evidence about the realization of DTAs were evaluated. The ultimate realization of DTAs is based on the Company’s ability to (1) carry back net operating losses to prior tax periods, (2) utilize the reversal of taxable temporary differences to offset deductible temporary differences, (3) implement tax planning strategies that are prudent and feasible, and (4) generate future taxable income.
After considering the weight of the positive evidence compared to the negative evidence, management has concluded it is more likely than not that we will realize the existing DTAs and that an additional valuation allowance is not needed.
On a quarterly basis, management assesses the reasonableness of its effective tax rate based upon its current best estimate of net income and the applicable taxes expected for the full year. Deferred tax assets and liabilities are also reassessed on a regular basis. Reserves for contingent tax liabilities are reviewed quarterly for adequacy based upon developments in tax law and the status of examinations or audits. We have tax reserves at December 31, 2017 of approximately $5 million, net of federal and/or state benefits, primarily relating to uncertain tax positions for tax credits on technology initiatives.
Note 18 of the Notes to Consolidated Financial Statements contains additional information regarding income taxes.
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
The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by the Company’s management.

Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2017 and has also issued an attestation report, which is included herein, on internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and the Board of Directors of Zions Bancorporation and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Zions Bancorporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zions Bancorporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Salt Lake City, Utah
February 28, 2018

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
To the Shareholders and the Board of Directors of Zions Bancorporation and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zions Bancorporation and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2000.
Salt Lake City, Utah
February 28, 2018

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	December 31,
	2017	2016
ASSETS
Cash and due from banks	$548	$737
Money market investments:
Interest-bearing deposits	782	1,411
Federal funds sold and security resell agreements	514	568
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $762 and $850)	770	868
Available-for-sale, at fair value	15,161	13,372
Trading account, at fair value	148	115
Total investment securities	16,079	14,355
Loans held for sale	44	172
Loans and leases, net of unearned income and fees	44,780	42,649
Less allowance for loan losses	518	567
Loans, net of allowance	44,262	42,082
Other noninterest-bearing investments	1,029	884
Premises, equipment and software, net	1,094	1,020
Goodwill	1,014	1,014
Core deposit and other intangibles	2	8
Other real estate owned	4	4
Other assets	916	984
Total assets	$66,288	$63,239
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$23,886	$24,115
Interest-bearing:
Savings and money market	25,620	26,364
Time	3,115	2,757
Total deposits	52,621	53,236
Federal funds and other short-term borrowings	4,976	827
Long-term debt	383	535
Reserve for unfunded lending commitments	58	65
Other liabilities	571	942
Total liabilities	58,609	55,605
Shareholders’ equity:
Preferred stock, without par value, authorized 4,400 shares	566	710
Common stock, without par value; authorized 350,000 shares; issued and outstanding 197,532 and 203,085 shares	4,445	4,725
Retained earnings	2,807	2,321
Accumulated other comprehensive income (loss)	(139)	(122)
Total shareholders’ equity	7,679	7,634
Total liabilities and shareholders’ equity	$66,288	$63,239
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME

(In millions, except shares and per share amounts)	Year Ended December 31,
	2017	2016	2015
Interest income:
Interest and fees on loans	$1,847	$1,729	$1,686
Interest on money market investments	19	21	23
Interest on securities	326	204	124
Total interest income	2,192	1,954	1,833
Interest expense:
Interest on deposits	59	49	49
Interest on short- and long-term borrowings	68	38	69
Total interest expense	127	87	118
Net interest income	2,065	1,867	1,715
Provision for loan losses	24	93	40
Net interest income after provision for loan losses	2,041	1,774	1,675
Noninterest income:
Service charges and fees on deposit accounts	171	171	168
Other service charges, commissions and fees	217	208	187
Wealth management and trust income	42	37	31
Loan sales and servicing income	25	35	31
Capital markets and foreign exchange	30	22	26
Customer-related fees	485	473	443
Dividends and other investment income	40	24	30
Securities gains (losses), net	14	7	(127)
Other	5	12	11
Total noninterest income	544	516	357
Noninterest expense:
Salaries and employee benefits	1,011	983	973
Occupancy, net	129	125	120
Furniture, equipment and software, net	130	125	123
Other real estate expense, net	(1)	(2)	(1)
Credit-related expense	29	26	29
Provision for unfunded lending commitments	(7)	(10)	(6)
Professional and legal services	54	55	50
Advertising	22	22	25
FDIC premiums	53	40	34
Amortization of core deposit and other intangibles	6	8	9
Other	223	213	225
Total noninterest expense	1,649	1,585	1,581
Income before income taxes	936	705	451
Income taxes	344	236	142
Net income	592	469	309
Preferred stock dividends	(40)	(48)	(62)
Preferred stock redemption	(2)	(10)	—
Net earnings applicable to common shareholders	$550	$411	$247
Weighted average common shares outstanding during the year:
Basic shares (in thousands)	200,776	203,855	203,265
Diluted shares (in thousands)	209,653	204,269	203,698
Net earnings per common share:
Basic	$2.71	$2.00	$1.20
Diluted	2.60	1.99	1.20
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Year Ended December 31,
	2017	2016	2015

Net income	$592	$469	$309
Other comprehensive income (loss), net of tax:
Net unrealized holding losses on investment securities	(2)	(74)	(23)
Reclassification of HTM securities to AFS securities	—	—	11
Reclassification to earnings for realized net securities losses	—	—	86
Net unrealized gains (losses) on other noninterest-bearing investments	3	2	(3)
Net unrealized holding gains (losses) on derivative instruments	(3)	5	7
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(2)	(7)	(6)
Pension and postretirement	12	7	1
Effect of new tax rates from Tax Cuts and Jobs Act of 2017	(25)	—	—
Other comprehensive income (loss)	(17)	(67)	73
Comprehensive income	$575	$402	$382
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2014	$1,004	203,015	$4,724	$1,769	$(128)	$7,369
Net income				309		309
Other comprehensive income, net of tax					73	73
Preferred stock redemption	(176)		3	(3)		(176)
Net activity under employee plans and related tax benefits		1,402	40			40
Dividends on preferred stock				(62)		(62)
Dividends on common stock, $0.22 per share				(45)		(45)
Change in deferred compensation				(1)		(1)
Balance at December 31, 2015	828	204,417	4,767	1,967	(55)	7,507
Net income				469		469
Other comprehensive income (loss), net of tax					(67)	(67)
Preferred stock redemption	(118)		2	(10)		(126)
Company common stock repurchased under repurchase programs		(2,889)	(90)			(90)
Net activity under employee plans and related tax benefits		1,557	46			46
Dividends on preferred stock				(48)		(48)
Dividends on common stock, $0.28 per share				(58)		(58)
Change in deferred compensation				1		1
Balance at December 31, 2016	710	203,085	4,725	2,321	(122)	7,634
Net income				592		592
Other comprehensive income, net of tax					8	8
Preferred stock redemption	(144)		2	(2)		(144)
Company common stock repurchased under repurchase programs		(7,009)	(320)			(320)
Net activity under employee plans and related tax benefits		1,456	38			38
Dividends on preferred stock				(40)		(40)
Dividends on common stock, $0.44 per share				(89)		(89)
Effect of new tax rates from Tax Cuts and Jobs Act of 2017				25	(25)	—
Balance at December 31, 2017	$566	197,532	$4,445	$2,807	$(139)	$7,679
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$592	$469	$309
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17	83	34
Depreciation and amortization	179	123	86
Share-based compensation	25	26	25
Securities losses (gains), net	(14)	(7)	127
Deferred income tax expense (benefit)	154	(8)	(30)
Net decrease (increase) in trading securities	(33)	(67)	22
Net decrease (increase) in loans held for sale	97	1	(6)
Change in other liabilities	29	1	(6)
Change in other assets	(89)	(10)	(67)
Other, net	(29)	(15)	(30)
Net cash provided by operating activities	928	596	464
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	683	4,749	1,837
Proceeds from maturities and paydowns of investment securities held-to-maturity	314	94	123
Purchases of investment securities held-to-maturity	(216)	(416)	(61)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	2,412	3,787	1,681
Purchases of investment securities available-for-sale	(4,719)	(9,359)	(5,513)
Net change in loans and leases	(2,135)	(2,102)	(563)
Purchases and sales of other noninterest-bearing investments	(105)	(20)	31
Purchases of premises and equipment	(169)	(196)	(157)
Proceeds from sales of other real estate owned	8	20	25
Other, net	8	7	18
Net cash used in investing activities	(3,919)	(3,436)	(2,579)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(614)	2,883	2,526
Net change in short-term funds borrowed	2,149	480	103
Proceeds from debt over 90 days and up to one year	5,100	—	—
Repayments of debt over 90 days and up to one year	(3,100)	—	—
Cash paid for preferred stock redemptions	(144)	(126)	(176)
Repayments of long-term debt	(153)	(280)	(288)
Company common stock repurchased	(332)	(97)	(7)
Proceeds from the issuance of common stock	25	25	22
Dividends paid on common and preferred stock	(129)	(108)	(108)
Other, net	—	2	(1)
Net cash provided by financing activities	2,802	2,779	2,071
Net decrease in cash and due from banks	(189)	(61)	(44)
Cash and due from banks at beginning of year	737	798	842
Cash and due from banks at end of year	$548	$737	$798

Cash paid for interest	$118	$83	$102
Net cash paid for income taxes	246	214	132
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	6	15	12
Loans held for investment reclassified to loans held for sale, net	25	50	5
AFS securities purchased, not settled	5	395	—
Adjusted cost of HTM securities reclassified as AFS securities	—	—	79
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Zions Bancorporation (“the Parent”) is a financial holding company headquartered in Salt Lake City, Utah, which owns and operates a commercial bank. The Parent and its subsidiaries (collectively “the Company”) provide a full range of banking and related services in 11 western and southwestern states through seven separately managed and branded units as follows: Zions Bank, in Utah, Idaho and Wyoming; California Bank & Trust (“CB&T”); Amegy Bank (“Amegy”), in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”) which operates under that name in Washington and under the name The Commerce Bank of Oregon (“TCBO”) in Oregon. Pursuant to a Board resolution adopted November 21, 2014, TCBO merged into TCBW effective March 31, 2015. The Parent also owns and operates certain nonbank subsidiaries that engage in financial services.
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
Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when a company is the primary beneficiary of the VIE. Current accounting guidance requires continuous analysis on a qualitative rather than a quantitative basis to determine the primary beneficiary of a VIE. At the commencement of our involvement, and periodically thereafter, we consider our consolidation conclusions for all entities with which we are involved. As of December 31, 2017 and 2016, no VIEs have been consolidated in the Company’s financial statements.
Statement of Cash Flows
For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.
Fair Value Estimates
We measure many of our assets and liabilities on a fair value basis. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To improve consistency and comparability in fair value measurements, GAAP has established a hierarchy to prioritize the valuation inputs among three levels. The Company prioritizes quoted prices in active markets, and minimizes reliance on unobservable inputs when possible. When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques use assumptions that market participants would consider in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, the life of the asset and applicable growth rate, the risk of nonperformance, and other related assumptions. Changes in market conditions may reduce the availability of quoted prices or observable data. When market data is not available, the Company uses valuation techniques requiring more management judgment to estimate the appropriate fair value. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the use of fair value estimates.
Security Resell Agreements
Security resell agreements represent overnight and term agreements with the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Company, or in some instances third parties on its behalf, take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as “securities sold, not yet purchased” and included as a liability in “Federal funds and other short-term borrowings.” At December 31, 2017, we held $287 million of securities for which we were permitted by contract to sell or repledge. Security resell agreements averaged $360 million during 2017, and the maximum amount outstanding at any month-end during 2017 was $1.8 billion.
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
Available-for-sale (“AFS”) securities are stated at fair value and generally consist of debt securities held for investment. Unrealized gains and losses of AFS securities, after applicable taxes, are recorded as a component of other comprehensive income (“OCI”).
We review quarterly our investment securities portfolio for any declines in value that are considered to be other-than-temporary impairment (“OTTI”). The process, methodology, and factors considered to evaluate securities for OTTI are discussed further in Note 5.
Trading securities are stated at fair value and consist of securities acquired for short-term appreciation or other trading purposes. Realized and unrealized gains and losses are recorded in trading income, which is included in “Capital markets and foreign exchange.”
The fair values of investment securities, as estimated under current accounting guidance, are discussed in Note 3.
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
We evaluate loans throughout their lives for signs of credit deterioration, which may impact the loan’s status, and potentially impact our accounting for that loan. Loan status categories include past due as to contractual payments, nonaccrual, impaired, and restructured (including troubled debt restructurings (“TDRs”)). Our accounting policies for these loan statuses and our estimation of the related allowance for loan losses (“ALLL”) are discussed further in Note 6.
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
Other Noninterest-Bearing Investments
These investments include investments in private equity funds (referred to in this document as private equity investments “PEIs”), venture capital securities, securities acquired for various debt and regulatory requirements, bank-owned life insurance, and certain other noninterest-bearing investments. See further discussions in Notes 5, 15 and 3.
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
Premises, Equipment and Software, Net
Premises, equipment and software are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed primarily on the straight-line method, is charged to operations over the estimated useful lives of the properties, generally 25 to 40 years for buildings, 3 to 10 years for furniture and equipment, and 3 to 10 years for software, including capitalized costs related to the Company’s technology initiatives. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.
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
Revenue Recognition
Service charges and fees on deposit accounts are recognized in accordance with published deposit account agreements for customer accounts or contractual agreements for commercial accounts. Other service charges, commissions and fees include interchange fees, bank services, and other fees, which are generally recognized at the time of transaction or as the services are performed.
Share-Based Compensation
Share-based compensation generally includes grants of stock options, restricted stock, restricted stock units (“RSUs”), and other awards to employees and non-employee directors. We recognize compensation expense in the statement of income based on the grant-date value of the associated share-based awards. See further discussion in Note 17.
Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between financial statement asset and liability amounts and their respective tax bases, and are measured using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. Unrecognized tax benefits for uncertain tax positions relate primarily to state tax contingencies. See further discussion in Note 18.
Net Earnings Per Common Share
Net earnings per common share is based on net earnings applicable to common shareholders, which is net of preferred stock dividends. Basic net earnings per common share is based on the weighted average outstanding common shares during each year. Unvested share-based awards with rights to receive nonforfeitable dividends are considered participating securities and included in the computation of basic earnings per share. Diluted net earnings per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents. Stock options, restricted stock, RSUs, and stock warrants are converted to common stock equivalents using the treasury stock method. Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive. See further discussion in Note 19.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not adopted by the Company during 2017

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
January 1, 2018
Approximately 85% of our revenue, including all of our interest income and a portion of our noninterest income, is out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, wealth management and trust income, and other service charges, commissions and fees. We have completed our review of these contracts and have not identified any material changes in the timing of revenue recognition. We adopted this guidance January 1, 2018 using the modified retrospective transition method. There was no material impact at adoption to the Company’s consolidated financial statements.

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
January 1, 2018
We do not have a significant amount of equity securities classified as AFS. Additionally, we do not have any financial liabilities accounted for under the fair value option. Therefore, the transition adjustment upon adoption of this guidance as of January 1, 2018 was not material. We are refining our valuation models to better account for an exit price, which will not change our financial statements, but will have an impact on our disclosures.

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not adopted by the Company during 2017 (continued)

ASC 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvement to Accounting for Hedging Activities
The purpose of this standard is to better align a company’s financial reporting for hedging activities, with the economic objectives of those activities. The standard is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The standard requires a modified retrospective transition method that requires recognition of the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.
		January 1, 2018	We early adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements at transition.

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
January 1, 2019
We are currently evaluating the potential impact of this guidance on the Company’s financial statements. As of December 31, 2017, the Company had minimum noncancelable operating lease payments of $245 million that are being evaluated. The implementation team is working on gathering all key lease data elements to meet the requirements of the new guidance. Additionally, we are implementing new lease software that will accommodate the new accounting requirements.

ASU 2017-08, Nonrefundable Fees and Other Costs (Subtopic 310-20). Premium Amortization on Purchased Callable Debt Securities
The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The standard requires the premium to be amortized to the earliest call date. The update does not change the accounting for securities held at a discount.
		January 1, 2019	Our initial analysis suggests this guidance will not have a material impact on the Company’s financial statements, but we will continue to monitor its impact as we move closer to implementation.

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and HTM securities that are measured at amortized cost. The standard requires credit losses relating to AFS debt securities to be recorded through an ACL rather than a reduction of the carrying amount. It also changes the accounting for purchased credit-impaired (“PCI”)debt securities and loans. The standard retains many of the current disclosure requirements in current GAAP and expands certain disclosure requirements. Early adoption of the guidance is permitted as of January 1, 2019.
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

Standards not adopted by the Company during 2017 (continued)

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
January 1, 2020
We do not currently expect this guidance will have a material impact on the Company’s financial statements since the fair values of our reporting units were not lower than their respective carrying amounts at the time of our goodwill impairment analysis for 2017.

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards adopted by the Company during 2017
ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
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

ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
The standard allows a one-time movement between Accumulated Other Comprehensive Income (“AOCI”) and Retained Earnings to adjust for amounts that would otherwise be stranded in AOCI as a result of implementing changes due to the enactment of H.R. 1, known as the Tax Cuts and Jobs Act. The standard is effective for public companies for fiscal years beginning after December 15, 2018, with early adoption, including in an interim period, permitted.
		December 31, 2017	The Company adopted this standard for the 2017 fiscal year financial statements with a $25 million adjusting entry between AOCI and Retained Earnings.

3.	FAIR VALUE
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
The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Market activity is presumed to be orderly in the absence of evidence of forced or disorderly sales, although such sales may still be indicative of fair value. Applicable accounting guidance precludes the use of blockage factors or liquidity adjustments due to the quantity of securities held by an entity.
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
Fair Value Policies and Procedures
We have various policies, processes and controls in place to ensure that fair values are reasonably developed, reviewed and approved for use. These include a Securities Valuation Committee, comprised of executive management, that reviews and approves on a quarterly basis the key components of fair value estimation, including critical valuation assumptions for Level 3 modeling. A Model Risk Management Group conducts model validations, including internal models, and sets policies and procedures for revalidation, including the timing of revalidation.
Third Party Service Providers
We use a third party pricing service to measure fair value for approximately 92% of our AFS Level 2 securities. Fair value measurements for other AFS Level 2 securities generally use certain inputs corroborated by market data and include standard discounted cash flow analysis.
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
Private Equity Investments
PEIs are measured under Level 3. The majority of these investments are held in Zions’ Small Business Investment Company (“SBIC”) and are early stage venture investments. The fair value measurements of these investments are reviewed on a quarterly basis by the Securities Valuation Committee. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available.
Certain valuation analytics may be employed that include current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors. A significant change in the expected performance of the individual investment would result in a change in the fair value measurement of the investment. The amount of unfunded commitments to invest is disclosed in Note 15. Certain restrictions apply for the redemption of these investments and certain investments are prohibited by the Volcker Rule. See discussion in Notes 5 and 15.
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
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$25	$13,706	$—	$13,731
Municipal securities		1,334		1,334
Other debt securities		24		24
Money market mutual funds and other	71	1		72
Total Available-for-sale	96	15,065	—	15,161
Trading account		148		148
Other noninterest-bearing investments:
Bank-owned life insurance		507		507
Private equity investments			95	95
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	102			102
Derivatives:
Interest rate related and other		1		1
Interest rate swaps for customers		28		28
Foreign currency exchange contracts	9			9
Total Assets	$207	$15,749	$113	$16,069
LIABILITIES
Securities sold, not yet purchased	$95	$—	$—	$95
Other liabilities:
Deferred compensation plan obligations	102			102
Derivatives:
Interest rate swaps for customers		33		33
Foreign currency exchange contracts	7			7
Total Liabilities	$204	$33	$—	$237

(In millions)	December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$—	$12,009	$—	$12,009
Municipal securities		1,154		1,154
Other debt securities		24		24
Money market mutual funds and other	184	1		185
Total Available-for-sale	184	13,188	—	13,372
Trading account		115		115
Other noninterest-bearing investments:
Bank-owned life insurance		497		497
Private equity investments [1]	18		73	91
Other assets:
Agriculture loan servicing and interest-only strips			20	20
Deferred compensation plan assets	91			91
Derivatives:
Interest rate related and other		4		4
Interest rate swaps for customers		49		49
Foreign currency exchange contracts	11			11
Total Assets	$304	$13,853	$93	$14,250
LIABILITIES
Securities sold, not yet purchased	$25	$—	$—	$25
Other liabilities:
Deferred compensation plan obligations	91			91
Derivatives:
Interest rate related and other		1		1
Interest rate swaps for customers		49		49
Foreign currency exchange contracts	9			9
Total Liabilities	$125	$50	$—	$175
1The level 1 PEIs amount relates to the portion of our SBIC investments that are now publicly traded.
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	December 31, 2017		December 31, 2016
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of year	$73	$20	$58	$14
Securities gains, net	7	—	6	—
Other noninterest income	—	(1)	—	6
Purchases	20	—	10	—
Redemptions and paydowns	(5)	(1)	(1)	—
Balance at end of year	$95	$18	$73	$20
No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for 2017 and 2016.

The preceding reconciling amounts using Level 3 inputs include the following realized gains/losses in the statement of income:

(In millions)	Year Ended December 31,
	2017	2016

Equity securities gains, net	$3	$6
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis:

(In millions)	Fair value at December 31, 2017				Gains (losses) from fair value changes Year Ended December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1	$1	$(1)
Impaired loans	—	9	—	9	(5)
Other real estate owned	—	—	—	—	—
Total	$—	$9	$1	$10	$(6)

(In millions)	Fair value at December 31, 2016				Gains (losses) from fair value changes Year Ended December 31, 2016
	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1	$1	$(1)
Impaired loans	—	52	—	52	(36)
Other real estate owned	—	1	—	1	(2)
Total	$—	$53	$1	$54	$(39)
The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.
We recognized net gains of $2 million in 2017 and $4 million in 2016 from the sale of OREO properties that had a carrying value at the time of sale of approximately $6 million in 2017 and $13 million in 2016. Previous to their sale in these years, we recognized an insignificant amount of impairment on these properties in 2017 and 2016.
PEIs carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $10 million and $13 million at December 31, 2017 and 2016, respectively. Amounts of other noninterest-bearing investments carried at cost were $338 million and $211 million at December 31, 2017 and 2016, respectively, which were comprised of Federal Reserve and FHLB stock. PEIs accounted for using the equity method were $36 million at December 31, 2017 and $38 million at December 31, 2016.
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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	December 31, 2017			December 31, 2016
(Dollar amounts in millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
Held-to-maturity investment securities	$770	$762	2	$868	$850	2
Loans and leases (including loans held for sale), net of allowance	44,306	44,226	3	42,254	42,111	3
Financial liabilities:
Time deposits	3,115	3,099	2	2,757	2,744	2
Other short-term borrowings	3,600	3,600	2	500	500	2
Long-term debt (less fair value hedges)	383	402	2	535	552	2
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

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	December 31, 2017
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$809	$(295)	$514	$—	$—	$514
Derivatives (included in other assets)	38	—	38	(21)	(1)	16
Total assets	$847	$(295)	$552	$(21)	$(1)	$530
Liabilities:
Federal funds and other short-term borrowings	$5,271	$(295)	$4,976	$—	$—	$4,976
Derivatives (included in other liabilities)	40	—	40	(21)	(6)	13
Total liabilities	$5,311	$(295)	$5,016	$(21)	$(6)	$4,989

	December 31, 2016
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$568	$—	$568	$—	$—	$568
Derivatives (included in other assets)	64	—	64	(17)	—	47
Total assets	$632	$—	$632	$(17)	$—	$615
Liabilities:
Federal funds and other short-term borrowings	$827	$—	$827	$—	$—	$827
Derivatives (included in other liabilities)	59	—	59	(17)	(17)	25
Total liabilities	$886	$—	$886	$(17)	$(17)	$852
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
Investment Securities
Securities are classified as HTM, AFS or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to AOCI. Realized gains and losses on AFS securities are determined by using the cost basis of each individual security. Trading securities are carried at fair value with gains and losses recognized in current period earnings. The purchase premiums and discounts for both HTM and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest income in the period the principal is reduced. Note 3 discusses the process to estimate fair value for investment securities.

	December 31, 2017
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$770	$5	$13	$762
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,830	1	13	1,818
Agency guaranteed mortgage-backed securities	9,798	9	141	9,666
Small Business Administration loan-backed securities	2,227	10	15	2,222
Municipal securities	1,336	9	11	1,334
Other debt securities	25	—	1	24
Total available-for-sale debt securities	15,241	29	181	15,089
Money market mutual funds and other	72	—	—	72
Total available-for-sale	15,313	29	181	15,161
Total investment securities	$16,083	$34	$194	$15,923

	December 31, 2016
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$868	$5	$23	$850
Available-for-sale
U.S. Treasury securities	—	—	—	—
U.S. Government agencies and corporations:
Agency securities	1,846	2	9	1,839
Agency guaranteed mortgage-backed securities	7,986	7	110	7,883
Small Business Administration loan-backed securities	2,298	8	18	2,288
Municipal securities	1,182	1	29	1,154
Other debt securities	25	—	1	24
Total available-for-sale debt securities	13,337	18	167	13,188
Money market mutual funds and other	184	—	—	184
Total available-for-sale	13,521	18	167	13,372
Total investment securities	$14,389	$23	$190	$14,222

Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of December 31, 2017 by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$180	$90	$2,499	$2,054
Due after one year through five years	372	336	5,727	5,575
Due after five years through ten years	159	230	4,331	4,485
Due after ten years	59	106	2,684	2,975
Total	$770	$762	$15,241	$15,089
The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	December 31, 2017
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$3	$263	$10	$292	$13	$555
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	6	808	7	808	13	1,616
Agency guaranteed mortgage-backed securities	29	3,609	112	4,721	141	8,330
Small Business Administration loan-backed securities	3	408	12	649	15	1,057
Municipal securities	6	554	5	230	11	784
Other	—	—	1	14	1	14
Total available-for-sale	44	5,379	137	6,422	181	11,801
Total	$47	$5,642	$147	$6,714	$194	$12,356

	December 31, 2016
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$15	$467	$8	$61	$23	$528
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	9	950	—	127	9	1,077
Agency guaranteed mortgage-backed securities	102	6,649	7	326	109	6,975
Small Business Administration loan-backed securities	3	527	16	841	19	1,368
Municipal securities	28	992	—	9	28	1,001
Other	—	—	2	14	2	14
Total available-for-sale	142	9,118	25	1,317	167	10,435
Total	$157	$9,585	$33	$1,378	$190	$10,963
At December 31, 2017 and 2016, respectively, 667 and 642 HTM and 2,262 and 2,398 AFS investment securities were in an unrealized loss position.

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
Other-Than-Temporary Impairment Conclusions
The Company did not recognize any OTTI on its investment securities portfolio during 2017. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2017, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis.
To determine the credit component of OTTI for all security types, we utilize projected cash flows. These cash flows are credit adjusted using, among other things, assumptions for default probability and loss severity. Certain other unobservable inputs such as prepayment rate assumptions are also utilized. In addition, certain internal models may be utilized. See Note 3 for further discussion. To determine the credit-related portion of OTTI in accordance with applicable accounting guidance, we use the security specific effective interest rate when estimating the present value of cash flows.
The following summarizes gains and losses, including OTTI, that were recognized in the statement of income:

	2017		2016		2015
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses
Investment securities:
Available-for-sale	$—	$—	$—	$—	$9	$148
Other noninterest-bearing investments	22	8	21	14	25	13
Total investments	22	8	21	14	34	161
Net gains (losses)		$14		$7		$(127)
Statement of income information:
Equity securities gains, net		$14		$7		$12
Fixed income securities gains (losses), net		—		—		(139)
Net gains (losses)		$14		$7		$(127)

Interest income by security type is as follows:

(In millions)	2017			2016			2015
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$10	$13	$23	$10	$13	$23	$13	$11	$24
Available-for-sale	277	24	301	166	12	178	95	3	98
Trading	2	—	2	3	—	3	2	—	2
Total	$289	$37	$326	$179	$25	$204	$110	$14	$124
Investment securities with a carrying value of approximately $2.1 billion and $1.4 billion at December 31, 2017 and 2016, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
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
Of the recorded PEIs of $141 million at December 31, 2017, approximately $3 million remain prohibited by the Volcker Rule. At December 31, 2017, we have $31 million of unfunded commitments for PEIs, of which approximately $4 million relate to prohibited PEIs. We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements. See other discussions related to PEI in Note 3.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

	December 31,
(In millions)	2017	2016

Loans held for sale	$44	$172
Commercial:
Commercial and industrial	$14,003	$13,452
Leasing	364	423
Owner-occupied	7,288	6,962
Municipal	1,271	778
Total commercial	22,926	21,615
Commercial real estate:
Construction and land development	2,021	2,019
Term	9,103	9,322
Total commercial real estate	11,124	11,341
Consumer:
Home equity credit line	2,777	2,645
1-4 family residential	6,662	5,891
Construction and other consumer real estate	597	486
Bankcard and other revolving plans	509	481
Other	185	190
Total consumer	10,730	9,693
Total loans	$44,780	$42,649
Loan balances are presented net of unearned income and fees, which amounted to $65 million at December 31, 2017 and $77 million at December 31, 2016.
Owner-occupied and commercial real estate loans include unamortized premiums of approximately $16 million at December 31, 2017 and $20 million at December 31, 2016.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $220 million at December 31, 2017, and $290 million at December 31, 2016.
Loans with a carrying value of approximately $25.6 billion at December 31, 2017 and $24.0 billion at December 31, 2016 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $0.9 billion in 2017, $1.4 billion in 2016, and $1.4 billion in 2015, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods were $0.8 billion, $1.4 billion, and $1.4 billion, respectively.

The principal balance of sold loans for which we retain servicing was approximately $2.2 billion at December 31, 2017, and $2.0 billion at December 31, 2016, and $2.0 billion at December 31, 2015. Income from loans sold, excluding servicing, was $13 million in 2017, $18 million in 2016, and $18 million in 2015.
Allowance for Credit Losses
The ACL consists of the ALLL and the RULC.
Allowance for Loan and Lease Losses
The ALLL represents our estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. Losses are charged to the ALLL when recognized. Generally, commercial and commercial real estate (“CRE”) loans are charged off or charged down when they are determined to be uncollectible in whole or in part, or when 180 days past due unless the loan is well secured and in process of collection. Consumer loans are either charged off or charged down to net realizable value no later than the month in which they become 180 days past due. Closed-end consumer loans that are not secured by residential real estate are either charged off or charged down to net realizable value no later than the month in which they become 120 days past due. We establish the amount of the ALLL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses so the ALLL is at an appropriate level at the balance sheet date.
We determine our ALLL as the best estimate within a range of estimated losses. The methodologies we use to estimate the ALLL depend upon the impairment status and loan portfolio. The methodology for impaired loans is discussed subsequently. For commercial and CRE loans with commitments greater than $1 million, we assign internal risk grades using a comprehensive loan grading system based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. The credit quality indicators discussed subsequently are based on this grading system. Estimated losses for these commercial and CRE loans are derived from a statistical analysis of our historical default and loss given default (“LGD”) experience over the period of January 2008 through the most recent full quarter.
For consumer and small commercial and CRE loans with commitments less than or equal to $1 million, we primarily use roll rate models to forecast probable inherent losses. Roll rate models measure the rate at which these loans migrate from one delinquency category to the next worse delinquency category, and eventually to loss. We estimate roll rates for these loans using recent delinquency and loss experience by segmenting our loan portfolios into separate pools based on common risk characteristics and separately calculating historical delinquency and loss experience for each pool. These roll rates are then applied to current delinquency levels to estimate probable inherent losses.
The current status and historical changes in qualitative and environmental factors may not be reflected in our quantitative models. Thus, after applying historical loss experience, as described above, we review the quantitatively derived level of ALLL for each segment using qualitative criteria and use those criteria to determine our qualitative estimate. We track various risk factors that influence our judgment regarding the level of the
ALLL across the portfolio segments. These factors primarily include:

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
Changes in the allowance for credit losses are summarized as follows:

	December 31, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$420	$116	$31	$567
Additions:
Provision for loan losses	23	(18)	19	24
Deductions:
Gross loan and lease charge-offs	(118)	(9)	(17)	(144)
Recoveries	46	14	11	71
Net loan and lease (charge-offs) recoveries	(72)	5	(6)	(73)
Balance at end of year	$371	$103	$44	$518
Reserve for unfunded lending commitments
Balance at beginning of year	$54	$11	$—	$65
Provision credited to earnings	(6)	(1)	—	(7)
Balance at end of year	$48	$10	$—	$58
Total allowance for credit losses
Allowance for loan losses	$371	$103	$44	$518
Reserve for unfunded lending commitments	48	10	—	58
Total allowance for credit losses	$419	$113	$44	$576

	December 31, 2016
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$454	$114	$38	$606
Additions:
Provision for loan losses	93	—	—	93
Deductions:
Gross loan and lease charge-offs	(170)	(12)	(16)	(198)
Recoveries	43	14	9	66
Net loan and lease charge-offs	(127)	2	(7)	(132)
Balance at end of year	$420	$116	$31	$567
Reserve for unfunded lending commitments
Balance at beginning of year	$58	$16	$1	$75
Provision credited to earnings	(4)	(5)	(1)	(10)
Balance at end of year	$54	$11	$—	$65
Total allowance for credit losses
Allowance for loan losses	$420	$116	$31	$567
Reserve for unfunded lending commitments	54	11	—	65
Total allowance for credit losses	$474	$127	$31	$632
The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	December 31, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$26	$1	$4	$31
Collectively evaluated for impairment	345	102	40	487
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$371	$103	$44	$518
Outstanding loan balances
Individually evaluated for impairment	$314	$69	$76	$459
Collectively evaluated for impairment	22,598	11,048	10,648	44,294
Purchased loans with evidence of credit deterioration	14	7	6	27
Total	$22,926	$11,124	$10,730	$44,780

	December 31, 2016
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$56	$3	$6	$65
Collectively evaluated for impairment	364	113	25	502
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$420	$116	$31	$567
Outstanding loan balances
Individually evaluated for impairment	$466	$78	$75	$619
Collectively evaluated for impairment	21,111	11,231	9,611	41,953
Purchased loans with evidence of credit deterioration	38	32	7	77
Total	$21,615	$11,341	$9,693	$42,649
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

Nonaccrual loans are summarized as follows:

	December 31,
(In millions)	2017	2016

Loans held for sale	$12	$40
Commercial:
Commercial and industrial	$195	$354
Leasing	8	14
Owner-occupied	90	74
Municipal	1	1
Total commercial	294	443
Commercial real estate:
Construction and land development	4	7
Term	36	29
Total commercial real estate	40	36
Consumer:
Home equity credit line	13	11
1-4 family residential	55	36
Construction and other consumer real estate	—	2
Bankcard and other revolving plans	—	1
Other	—	—
Total consumer loans	68	50
Total	$402	$529
Past due loans (accruing and nonaccruing) are summarized as follows:

	December 31, 2017
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$44	$—	$—	$—	$44	$—	$12
Commercial:
Commercial and industrial	$13,887	$60	$56	$116	$14,003	$13	$146
Leasing	363	1	—	1	364	—	8
Owner-occupied	7,219	29	40	69	7,288	4	49
Municipal	1,271	—	—	—	1,271	—	1
Total commercial	22,740	90	96	186	22,926	17	204
Commercial real estate:
Construction and land development	2,014	3	4	7	2,021	—	—
Term	9,079	13	11	24	9,103	2	25
Total commercial real estate	11,093	16	15	31	11,124	2	25
Consumer:
Home equity credit line	2,763	9	5	14	2,777	—	5
1-4 family residential	6,621	16	25	41	6,662	1	27
Construction and other consumer real estate	590	6	1	7	597	1	—
Bankcard and other revolving plans	506	2	1	3	509	1	—
Other	184	1	—	1	185	—	—
Total consumer loans	10,664	34	32	66	10,730	3	32
Total	$44,497	$140	$143	$283	$44,780	$22	$261

	December 31, 2016
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$172	$—	$—	$—	$172	$—	$40
Commercial:
Commercial and industrial	$13,306	$72	$74	$146	$13,452	$10	$287
Leasing	423	—	—	—	423	—	14
Owner-occupied	6,894	40	28	68	6,962	8	43
Municipal	778	—	—	—	778	—	1
Total commercial	21,401	112	102	214	21,615	18	345
Commercial real estate:
Construction and land development	2,010	7	2	9	2,019	1	1
Term	9,291	9	22	31	9,322	12	18
Total commercial real estate	11,301	16	24	40	11,341	13	19
Consumer:
Home equity credit line	2,635	4	6	10	2,645	1	5
1-4 family residential	5,857	12	22	34	5,891	—	11
Construction and other consumer real estate	479	3	4	7	486	3	—
Bankcard and other revolving plans	478	2	1	3	481	1	1
Other	189	1	—	1	190	—	—
Total consumer loans	9,638	22	33	55	9,693	5	17
Total	$42,340	$150	$159	$309	$42,649	$36	$381

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.
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
We generally assign internal risk grades to commercial and CRE loans with commitments greater than $1 million based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. For these larger loans, we assign one of multiple grades within the Pass classification or one of the following four grades: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged off. We confirm our internal risk grades quarterly, or as soon as we identify information that affects the credit risk of the loan.
For consumer loans and certain small commercial and CRE loans with commitments less than or equal to $1 million, we generally assign internal risk grades similar to those described previously based on automated rules that depend on refreshed credit scores, payment performance, and other risk indicators. These are generally assigned either a Pass or Substandard grade and are reviewed as we identify information that might warrant a grade change.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality classifications are summarized as follows:

	December 31, 2017
(In millions)	Pass	Special mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$13,001	$395	$606	$1	$14,003
Leasing	342	6	16	—	364
Owner-occupied	6,920	93	275	—	7,288
Municipal	1,257	13	1	—	1,271
Total commercial	21,520	507	898	1	22,926	$371
Commercial real estate:
Construction and land development	2,002	15	4	—	2,021
Term	8,816	138	149	—	9,103
Total commercial real estate	10,818	153	153	—	11,124	103
Consumer:
Home equity credit line	2,759	—	18	—	2,777
1-4 family residential	6,602	—	60	—	6,662
Construction and other consumer real estate	596	—	1	—	597
Bankcard and other revolving plans	507	—	2	—	509
Other	185	—	—	—	185
Total consumer loans	10,649	—	81	—	10,730	44
Total	$42,987	$660	$1,132	$1	$44,780	$518

	December 31, 2016
(In millions)	Pass	Special mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$12,185	$266	$998	$3	$13,452
Leasing	387	5	30	1	423
Owner-occupied	6,560	96	306	—	6,962
Municipal	765	7	6	—	778
Total commercial	19,897	374	1,340	4	21,615	$420
Commercial real estate:
Construction and land development	1,942	52	25	—	2,019
Term	9,096	82	144	—	9,322
Total commercial real estate	11,038	134	169	—	11,341	116
Consumer:
Home equity credit line	2,629	—	16	—	2,645
1-4 family residential	5,851	—	40	—	5,891
Construction and other consumer real estate	482	—	4	—	486
Bankcard and other revolving plans	478	—	3	—	481
Other	189	—	1	—	190
Total consumer loans	9,629	—	64	—	9,693	31
Total	$40,564	$508	$1,573	$4	$42,649	$567
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
When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge-off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the years ended December 31, 2017 and 2016 was not significant.

Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the years ended December 31, 2017 and 2016:

	December 31, 2017					Year Ended December 31, 2017
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$293	$80	$142	$222	$24	$289	$6
Owner-occupied	120	79	23	102	2	97	6
Municipal	1	1	—	1	—	1	—
Total commercial	414	160	165	325	26	387	12
Commercial real estate:
Construction and land development	8	4	2	6	—	8	—
Term	56	36	12	48	—	49	12
Total commercial real estate	64	40	14	54	—	57	12
Consumer:
Home equity credit line	25	13	9	22	—	21	1
1-4 family residential	67	28	29	57	4	52	1
Construction and other consumer real estate	2	1	1	2	—	2	—
Other	1	1	—	1	—	1	1
Total consumer loans	95	43	39	82	4	76	3
Total	$573	$243	$218	$461	$30	$520	$27

	December 31, 2016					Year Ended December 31, 2016
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$470	$82	$311	$393	$52	$333	$5
Owner-occupied	115	71	30	101	3	99	9
Municipal	1	1	—	1	—	1	—
Total commercial	586	154	341	495	55	433	14
Commercial real estate:
Construction and land development	22	7	6	13	—	11	2
Term	92	53	17	70	2	76	13
Total commercial real estate	114	60	23	83	2	87	15
Consumer:
Home equity credit line	24	16	7	23	—	22	1
1-4 family residential	59	27	28	55	6	57	2
Construction and other consumer real estate	3	1	2	3	—	2	—
Other	2	1	—	1	—	2	—
Total consumer loans	88	45	37	82	6	83	3
Total	$788	$259	$401	$660	$63	$603	$32
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

Selected information on TDRs at year-end that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	December 31, 2017
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$—	$2	$—	$—	$12	$33	$47
Owner-occupied	1	1	—	—	7	14	23
Total commercial	1	3	—	—	19	47	70
Commercial real estate:
Construction and land development	—	—	—	—	—	2	2
Term	6	—	—	1	—	7	14
Total commercial real estate	6	—	—	1	—	9	16
Consumer:
Home equity credit line	—	2	9	—	1	3	15
1-4 family residential	1	—	6	1	2	26	36
Construction and other consumer real estate	—	1	—	—	—	1	2
Total consumer loans	1	3	15	1	3	30	53
Total accruing	8	6	15	2	22	86	139
Nonaccruing
Commercial:
Commercial and industrial	—	3	5	2	28	24	62
Owner-occupied	1	2	—	1	1	5	10
Municipal	—	1	—	—	—	—	1
Total commercial	1	6	5	3	29	29	73
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	2	—	—	—	—	3	5
Total commercial real estate	2	—	—	—	—	3	5
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	—	2	—	1	5	8
Construction and other consumer real estate	—	—	—	—	—	—	—
Total consumer loans	—	—	3	—	1	5	9
Total nonaccruing	3	6	8	3	30	37	87
Total	$11	$12	$23	$5	$52	$123	$226

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
Unfunded lending commitments on TDRs amounted to approximately $22 million at December 31, 2017 and $14 million at December 31, 2016.
The total recorded investment of all TDRs in which interest rates were modified below market was $120 million at December 31, 2017 and $128 million at December 31, 2016, respectively. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.

The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In millions)	2017	2016
Consumer:
1-4 family residential	$(1)	$(1)
Total consumer loans	(1)	(1)
Total decrease to interest income [1]	$(1)	$(1)

[1]	Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at year-end) and are within 12 months or less of being modified as TDRs is as follows:

(In millions)	December 31, 2017			December 31, 2016
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$1	$3	$4	$—	$—	$—
Owner-occupied	—	1	1	—	1	1
Total commercial	1	4	5	—	1	1
Consumer:
Construction and other consumer real estate	—	—	—	—	2	2
Total consumer loans	—	—	—	—	2	2
Total	$1	$4	$5	$—	$3	$3
Note: Total loans modified as TDRs during the 12 months previous to December 31, 2017 and 2016 were $94 million and $73 million, respectively.
At December 31, 2017 and December 31, 2016, the amount of foreclosed residential real estate property held by the Company was less than $1 million and $2 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $10 million for both periods, respectively.
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
During 2009, CB&T and NSB acquired failed bank assets from the FDIC as receiver and entered into loss sharing agreements (“LSAs”) with the FDIC for the acquired loans and foreclosed assets. According to the agreements, the FDIC assumes 80% of credit losses of non-single family residential loans up to a threshold specified for each acquisition, and 95% above that threshold for five years. The agreements expire after ten years, or in 2019, for single family residential loans. Subsequent to December 31, 2017, we entered into agreements with the FDIC to early-terminate the LSAs, mainly because carrying values of the acquired loans have significantly declined, and the loans have performed better than originally expected. Future losses on these loans are expected to be insignificant.
Outstanding Balances and Accretable Yield
The outstanding balances of all required payments and the related carrying amounts for PCI loans are as follows:

	December 31,
(In millions)	2017	2016

Commercial	$25	$49
Commercial real estate	9	51
Consumer	7	9
Outstanding balance	$41	$109
Carrying amount	$27	$77
Less ALLL	—	1
Carrying amount, net	$27	$76
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
Certain PCI loans are not accounted for as previously described because the estimation of cash flows to be collected involves a high degree of uncertainty. Under these circumstances, the accounting guidance provides that interest income is recognized on a cash basis similar to the cost recovery methodology for nonaccrual loans. The net carrying amounts in the preceding schedule also include the amounts for these loans. There were no loans of this type at December 31, 2017 and December 31, 2016.

Changes in the accretable yield for PCI loans were as follows:

(In millions)	2017	2016

Balance at beginning of year	$33	$40
Accretion	(20)	(24)
Reclassification from nonaccretable difference	—	11
Disposals and other	1	6
Balance at end of year	$14	$33
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
During 2017, 2016 and 2015, we adjusted the ALLL for acquired loans by recording a provision for loan losses of less than $1 million in each period. The provision is net of the ALLL reversals resulting from changes in cash flow estimates, which are discussed subsequently.
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
For increases in carrying values that resulted from better than expected cash flows, we use such increases first to reverse any existing ALLL. During 2017, 2016, and 2015, total reversals to the ALLL, including the impact of increases in estimated cash flows, were less than $1 million in 2017, $2 million in 2016, and $4 million in 2015. When there is no current ALLL, we increase the amount of accretable yield on a prospective basis over the remaining life of the loan and recognize this increase in interest income.
The impact of increased cash flow estimates recognized in the statement of income for acquired loans with no ALLL was approximately $18 million in 2017, $19 million in 2016, and $32 million in 2015, of additional interest income.

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
During 2016 we closed our branch in Grand Cayman, Grand Cayman Islands B.W.I. and no longer have foreign operations. No derivatives were designated as hedges of investments in foreign operations during 2017.
We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows on the derivative hedging instrument with the changes in fair value or cash flows on the designated hedged item or transaction. For derivatives not designated as accounting hedges, changes in fair value are recognized in earnings. The remaining balances of any derivative instruments terminated prior to maturity, including amounts in AOCI for cash flow hedges, are accreted or amortized to interest income or expense over the period to their previously stated maturity dates. Amounts in AOCI are reclassified to interest income as interest is earned on related variable-rate loans and as amounts for terminated hedges are accreted or amortized to earnings.
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
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately offset through matching derivative contracts, such that the Company minimizes its interest rate risk exposure resulting from such transactions. Most of these customers do not have the capability for centralized clearing. Therefore, we manage the credit risk through loan underwriting which includes a credit risk exposure formula for the swap, the same collateral and guarantee protection applicable to the loan and credit approvals, limits, and monitoring procedures. Fee income from customer swaps is included in other service charges, commissions and fees. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. Nevertheless, the related credit risk is considered and measured when and where appropriate. See Notes 6 and 15 for further discussion of our underwriting, collateral requirements, and other procedures used to address credit risk.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At December 31, 2017, the fair value of our derivative liabilities was $40 million, for which we were required to pledge cash collateral of approximately $38 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at December 31, 2017, the additional amount of collateral we could be required to pledge is approximately $1 million. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at December 31, 2017 and 2016, and the related gain (loss) of derivative instruments for the years then ended is summarized as follows:

	December 31, 2017			December 31, 2016
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	$1,138	$—	$—	$1,388	$2	$1
Derivatives not designated as hedging instruments
Interest rate swaps	223	1	—	235	2	—
Interest rate swaps for customers [1]	4,550	28	33	4,162	49	49
Foreign exchange	913	9	7	424	11	9
Total derivatives not designated as hedging instruments	5,686	38	40	4,821	62	58
Total derivatives	$6,824	$38	$40	$6,209	$64	$59
1 Notional amounts include both the customer swaps and the offsetting derivative contracts.

	Year Ended December 31, 2017				Year Ended December 31, 2016
	Amount of derivative gain (loss) recognized/reclassified
(In millions)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Cash flow hedges: [1]
Interest rate swaps	$(8)	$4			$8	$11
Derivatives not designated as hedging instruments
Interest rate swaps			$(1)				$1
Interest rate swaps for customers			11				14
Foreign exchange			17				11
Total derivatives	$(8)	$4	$27	$—	$8	$11	$26	$—
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]
Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following December 31, 2017, we estimate that $1 million will be reclassified from AOCI into interest income.

The fair value of derivative assets was reduced by a net credit valuation adjustment of $2 million at December 31, 2017 and 2016, respectively. The fair value of derivative liabilities was reduced by a net debit valuation adjustment of $1 million at December 31, 2017 and 2016, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

8.	PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software, net are summarized as follows:

(In millions)	December 31,
	2017	2016
Land	$234	$229
Buildings	720	683
Furniture and equipment	451	458
Leasehold improvements	135	140
Software	401	355
Total	1,941	1,865
Less accumulated depreciation and amortization	847	845
Net book value	$1,094	$1,020

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Core deposit and other intangible assets and related accumulated amortization are as follows at December 31:

	Gross carrying amount		Accumulated amortization		Net carrying amount
(In millions)	2017	2016	2017	2016	2017	2016

Core deposit intangibles	$167	$167	$(165)	$(159)	$2	$8
Customer relationships and other intangibles	28	28	(28)	(28)	—	—
Total	$195	$195	$(193)	$(187)	$2	$8
The amount of amortization expense of core deposit and other intangible assets is separately reflected in the statement of income. Estimated amortization expense for core deposit and other intangible assets is $2 million in 2018, less than $1 million in 2019, and nothing thereafter.

Changes in the carrying amount of goodwill for operating segments with goodwill are as follows:

(In millions)	Zions Bank	CB&T	Amegy	Consolidated Company

Balance at December 31, 2015	$20	$379	$615	$1,014
Impairment losses	—	—	—	—
Balance at December 31, 2016	20	379	615	1,014
Impairment losses	—	—	—	—
Balance at December 31, 2017	$20	$379	$615	$1,014
A company-wide annual impairment test is conducted as of October 1 of each year and updated on a more frequent basis when events or circumstances indicate that impairment could have taken place. Results of the testing for 2017 and 2016 concluded that no impairment was present in any of the operating segments.

10.	DEPOSITS
At December 31, 2017, the scheduled maturities of all time deposits were as follows:

(In millions)
2018	$2,584
2019	256
2020	132
2021	85
2022	57
Thereafter	1
Total	$3,115
The contractual maturities of time deposits with a denomination of $100,000 and over were as follows:

(In millions)	December 31, 2017

Three months or less	$1,023
After three months through six months	485
After six months through twelve months	508
After twelve months	312
Total	$2,328
Time deposits in denominations that meet or exceed the current FDIC insurance limit of $250,000 were $1.9 billion and $1.4 billion at December 31, 2017 and 2016, respectively. Time deposits under $250,000 were $1.2 billion and $1.4 billion at December 31, 2017 and 2016, respectively. Deposit overdrafts reclassified as loan balances were $14 million and $11 million at December 31, 2017 and 2016, respectively.

11.	SHORT-TERM BORROWINGS
Selected information for FHLB advances and other short-term borrowings is as follows:

(Dollar amounts in millions)	2017	2016	2015
Federal Home Loan Bank advances
Average amount outstanding	$2,657	$37	$—
Average rate	1.13%	0.59%	—%
Highest month-end balance	3,750	750	—
Year-end balance	3,600	500	—
Average rate on outstandings at year-end	1.44%	0.75%	—%
Other short-term borrowings, year-end balances
Federal funds purchased	927	106	111
Security repurchase agreements	354	196	206
Securities sold, not yet purchased	95	25	30
Total Federal Home Loan Bank advances and other short-term borrowings	$4,976	$827	$347
ZB, N.A. may borrow from the FHLB under their lines of credit that are secured under blanket pledge arrangements. ZB, N.A. maintained unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2017, the amount available for FHLB advances was approximately $8.9 billion. ZB, N.A. may also borrow from the Federal Reserve based on the amount of collateral pledged to a Federal Reserve Bank. At December 31, 2017, the amount available for additional Federal Reserve borrowings was approximately $5.8 billion.
Federal funds purchased and security repurchase agreements generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis (e.g., 30 or 60 days). ZB, N.A. executes overnight repurchase agreements with sweep accounts in conjunction with a master repurchase agreement. When this occurs, securities under the Bank’s control are pledged and interest is paid on the collected balance of the customers’ accounts. For the non-sweep overnight and term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. Of the total security repurchase agreements at December 31, 2017, $31 million were overnight and $323 million were term.

12.	LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
(In millions)	2017	2016

Subordinated notes	$247	$246
Senior notes	135	288
Capital lease obligations	1	1
Total	$383	$535
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or unamortized debt issuance costs.

Subordinated Notes
Subordinated notes were issued by the Parent and consist of the following at December 31, 2017:

(Dollar amounts in millions)	Subordinated notes
Coupon rate	Balance	Par amount	Maturity

5.65%	$160	$162	Nov 2023
6.95%	87	88	Sep 2028
Total	$247	$250
These notes are unsecured, and interest is payable semiannually on the 5.65% notes and quarterly on the 6.95% notes. Interest payments on the 5.65% notes commenced May 15, 2014 to the earliest possible redemption date of November 15, 2018, after which they are payable quarterly at an annual floating rate equal to 3mL+4.19%. For the 6.95% notes, interest payments commenced December 15, 2013 to the earliest possible redemption date of September 15, 2023, after which the interest rate changes to an annual floating rate equal to 3mL+3.89%.
Senior Notes
Senior notes were issued by the Parent and consist of the following at December 31, 2017:

(Dollar amounts in millions)	Senior notes
Coupon rate	Balance	Par amount	Maturity

4.50%	$135	$136	June 2023
These notes are unsecured and interest is payable semiannually. The notes were issued under a shelf registration filed with the SEC and were sold via the Company’s online auction process and direct sales. The notes are not redeemable prior to maturity.
Debt Maturities and Redemptions
During 2017, $153 million of our senior notes matured. During 2016, we elected to exercise our right to redeem junior subordinated debentures related to trust preferred securities. The following amounts of long-term debt matured or were redeemed during 2016:

(Dollar amounts in millions)
Note type	Par amount
Trust preferred:
3mL+2.85% (3.38%)	$51
3mL+1.90% (2.22%)	36
3mL+1.78% (2.29%)	62
3mL+3.15% (3.75%)	8
3mL+2.89% (3.42%)	8
Total trust preferred	165
Senior notes:
3.60%	11
4.00%	89
Total senior notes	100
Total	$265
Debt Extinguishment Costs
During 2017, we had no debt extinguishment costs, compared with less than $1 million in 2016 and $3 million in 2015.

Maturities of Long-term Debt
Maturities of long-term debt are as follows for the years succeeding December 31, 2017:

(In millions)	Consolidated	Parent only

2018	$—	$—
2019	1	—
2020	—	—
2021	—	—
2022	—	—
Thereafter	382	382
Total	$383	$382
The consolidated Zions Bancorporation long-term debt maturities include $1 million of capital lease obligations in addition to the subordinated and senior debt issued by the Parent.

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
In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings applicable to common shareholders and are paid on the 15th day of the months indicated in the following schedule. Dividends are approved by the Board of Directors and are subject to regulatory non-objection to a stress test and capital plan submitted to the Federal Reserve pursuant to the annual Horizontal Capital Review, also referred to as Comprehensive Capital Analysis and Review (“HCR/CCAR”) process. Redemption of the preferred stock is at the Company’s option after the expiration of any applicable redemption restrictions. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. Redemptions are subject to certain regulatory provisions, including the previously noted capital plan non-objection for a submitted capital plan in a given year.

Preferred stock is summarized as follows:

			Shares at December 31, 2017
(Dollar amounts in millions)	Carrying value at December 31,		Authorized	Outstanding		Dividends payable	Earliest redemption date	Rate following earliest redemption date	Dividends payable after rate change
	2017	2016	(thousands)	(thousands)	Rate
								(when applicable)
Series A	$67	$67	140,000	66,139	> of 4.0% or 3mL+0.52%	Qtrly Mar,Jun,Sep,Dec	Dec 15, 2011
Series F	—	144	—	—	7.9%	Qtrly Mar,Jun,Sep,Dec	Jun 15, 2017
Series G	138	138	200,000	138,391	6.3%	Qtrly Mar,Jun,Sep,Dec	Mar 15, 2023	annual float-ing rate = 3mL+4.24%
Series H	126	126	126,221	126,221	5.75%	Qtrly Mar,Jun,Sep,Dec	Jun 15, 2019
Series I	99	99	300,893	98,555	5.8%	Semi-annually Jun,Dec	Jun 15, 2023	annual float-ing rate = 3mL+3.8%	Qtrly Mar,Jun,Sep,Dec
Series J	136	136	195,152	136,368	7.2%	Semi-annually Mar,Sep	Sep 15, 2023	annual float-ing rate = 3mL+4.44%	Qtrly Mar,Jun,Sep,Dec
Total	$566	$710
Preferred Stock Redemptions
During 2017, we redeemed all outstanding shares of our 7.9% Series F preferred stock for a cash payment of approximately $144 million. The total reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $2 million due to the accelerated recognition of preferred stock issuance costs.
During 2016, we launched a cash tender offer to purchase up to $120 million par amount of certain outstanding preferred stock. Our preferred stock decreased by $118 million as a result of the tender offer, including the purchase of $26 million of our Series I preferred stock, $59 million of our Series J preferred stock, and $33 million of our Series G preferred stock for an aggregate cash payment of $126 million. The total reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $10 million. The size and terms of the redemptions in 2017 and 2016 were determined in accordance with the Company’s 2016 and 2015 capital plans. These preferred stock redemptions benefit the Company by decreasing the amount of preferred dividends paid.
Common Stock
The Company’s common stock is traded on the NASDAQ Global Select Market. As of December 31, 2017, there were 198 million shares of no par common stock outstanding.
The Company continued its common stock repurchase program during 2017 and repurchased 7 million shares of common shares outstanding with a fair value of $320 million at an average price of $45.66 per share. During the first quarter of 2018, the Company repurchased an additional 2 million shares of common stock outstanding with a fair value of $115 million at an average price of $53.46 per share, leaving $120 million of repurchase capacity remaining in the 2017 capital plan (which spans the timeframe of July 2017 to June 2018).
During 2016 the Company repurchased 3 million shares of common shares outstanding with a fair value of $90 million at an average price of $31.15 per share.

Common Stock Warrants
As of December 31, 2017, 29.3 million common stock warrants with an exercise price of $35.37 were outstanding. These warrants expire on May 22, 2020. In addition, as of December 31, 2017, 5.8 million common stock warrants with an exercise price of $36.27 per share were outstanding. These warrants expire on November 14, 2018 and were associated with the preferred stock issued under the Troubled Asset Relief Program which was redeemed in 2012.
Between January 1, 2018 and February 20, 2018, 1.0 million shares of common stock were issued from the cashless exercise of 3.2 million common stock warrants which expire on November 14, 2018. After these common stock warrant exercises, 29.3 million and 2.6 million common stock warrants, which expire on May 22, 2020 and November 14, 2018, respectively, remain outstanding.
Accumulated Other Comprehensive Income
During 2017, $25 million was reclassified from AOCI to retained earnings as a result of the decreased corporate income tax rate from the Tax Cuts and Jobs Act of 2017.
Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
2017
Balance at December 31, 2016	$(92)	$1	$(31)	$(122)
Other comprehensive income (loss) before reclassifications, net of tax	(2)	(1)	9	6
Amounts reclassified from AOCI, net of tax	—	(2)	4	2
Effect of new tax rates from Tax Cuts and Jobs Act of 2017	(20)	(1)	(4)	(25)
Other comprehensive income (loss)	(22)	(4)	9	(17)
Balance at December 31, 2017	$(114)	$(3)	$(22)	$(139)
Income tax expense (benefit) included in other comprehensive income (loss)	$19	$(1)	$11	$29
2016
Balance at December 31, 2015	$(18)	$1	$(38)	$(55)
Other comprehensive income (loss) before reclassifications, net of tax	(74)	7	2	(65)
Amounts reclassified from AOCI, net of tax	—	(7)	5	(2)
Other comprehensive income (loss)	(74)	—	7	(67)
Balance at December 31, 2016	$(92)	$1	$(31)	$(122)
Income tax expense (benefit) included in other comprehensive income (loss)	$(45)	$—	$5	$(40)

				Statement of Income (SI) Balance Sheet (BS)
(In millions)	Amounts reclassified from AOCI [1]
Details about AOCI components	2017	2016	2015		Affected line item

Net realized gains (losses) on investment securities	$—	$—	$(139)	SI	Securities losses, net
Income tax expense (benefit)	—	—	(53)
	$—	$—	$(86)
Net unrealized gains on derivative instruments	$4	$11	$9	SI	Interest and fees on loans
Income tax expense	2	4	3
	$2	$7	$6
Amortization of net actuarial loss	$(7)	$(8)	$(6)	SI	Salaries and employee benefits
Income tax benefit	(3)	(3)	(2)
	$(4)	$(5)	$(4)

[1]	Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.
Deferred Compensation
Deferred compensation consists of invested assets, including the Company’s common stock, which are held in rabbi trusts for certain employees and directors. At both December 31, 2017 and 2016, the cost of the common stock included in retained earnings was approximately $14 million. We consolidate the fair value trust invested assets along with the total obligations and include them in other assets and other liabilities, respectively, in the balance sheet. At December 31, 2017 and 2016, total invested assets were approximately $102 million and $91 million and total obligations were approximately $116 million and $105 million, respectively.

14.	REGULATORY MATTERS
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
In 2013, the Federal Reserve Board (“FRB”), FDIC, and OCC published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules became effective for the Company on January 1, 2015 and were subject to phase-in periods for certain of their components. In November 2017, the FRB, FDIC and OCC published a final rule for non-advanced approaches banks that extends the regulatory capital treatment applicable during 2017 under the regulatory capital rules for certain items. We met all capital adequacy requirements under the Basel III Capital Rules as of December 31, 2017.
Under prior Basel I capital standards, the effects of AOCI items included in capital were excluded for purposes of determining regulatory capital and capital ratios. As a “non-advanced approaches banking organization,” we made a one-time permanent election as of January 1, 2015 to continue to exclude these items, as allowed under the Basel III Capital Rules.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). “Well-capitalized” levels are also published as a guideline to evaluate capital positions. As of December 31, 2017, all capital ratios of the Company and its subsidiary bank exceeded the “well-capitalized” levels under the regulatory framework for prompt corrective action.
Dividends declared by our subsidiary bank in any calendar year may not, without the approval of the appropriate federal regulators, exceed specified criteria. The dividends that ZB, N.A. can pay are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
Appropriate capital levels and distributions of capital to shareholders for the Company and other SIFI are also subject to annual “stress tests” performed as a part of the Federal Reserve’s HCR/CCAR process.
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
Because the Company’s subsidiary bank has assets greater than $10 billion also it is subject to annual stress testing and capital planning processes examined by the OCC, known as the Dodd-Frank Act Stress Test (“DFAST”).
The actual capital amounts and ratios at December 31, 2017 and 2016 for the Company and its subsidiary bank under Basel III are as follows:

(Dollar amounts in millions)	December 31, 2017		To be well-capitalized
	Amount	Ratio	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules
Total capital (to risk-weighted assets)
The Company	$7,628	14.8%	$5,146	10.0%
ZB, National Association	7,306	14.2	5,130	10.0
Tier 1 capital (to risk-weighted assets)
The Company	6,805	13.2	4,116	8.0
ZB, National Association	6,730	13.1	4,104	8.0
Common equity tier 1 capital (to risk-weighted assets)
The Company	6,239	12.1	3,345	6.5
ZB, National Association	5,899	11.5	3,334	6.5
Tier 1 capital (to average assets)
The Company	6,805	10.5	na	na [1]
ZB, National Association	6,730	10.4	3,227	5.0

	December 31, 2016		To be well-capitalized
(Dollar amounts in millions)	Amount	Ratio	Amount	Ratio
Transitional Basis Basel III Regulatory Capital Rules
Total capital (to risk-weighted assets)
The Company	$7,609	15.2%	$4,994	10.0%
ZB, National Association	7,278	14.6	4,983	10.0
Tier 1 capital (to risk-weighted assets)
The Company	6,738	13.5	3,995	8.0
ZB, National Association	6,655	13.4	3,986	8.0
Common equity tier 1 capital (to risk-weighted assets)
The Company	6,028	12.1	3,246	6.5
ZB, National Association	5,824	11.7	3,239	6.5
Tier 1 capital (to average assets)
The Company	6,738	11.1	na	na [1]
ZB, National Association	6,655	11.0	3,027	5.0

[1]	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
Zions is also subject to “capital conservation buffer” regulatory requirements. When fully phased-in, the Basel III capital rules will also require the Company and its subsidiary bank to maintain a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress, composed entirely of Common Equity Tier 1 (“CET1”), on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and progressively increases over time, as determined by regulation. Zions’ triggers and limits under actual conditions and baseline projections are more restrictive than the capital conservation buffer requirements.

15.	COMMITMENTS, GUARANTEES, CONTINGENT LIABILITIES, AND RELATED PARTIES
Commitments and Guarantees
We use certain financial instruments, including derivative instruments, in the normal course of business to meet the financing needs of our customers, to reduce our own exposure to fluctuations in interest rates, and to make a market in U.S. Government, agency, corporate, and municipal securities. These financial instruments involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amounts recognized in the balance sheet. Derivative instruments are discussed in Notes 7 and 3.
Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

	December 31,
(In millions)	2017	2016

Net unfunded commitments to extend credit [1]	$19,583	$18,274
Standby letters of credit:
Financial	721	771
Performance	196	196
Commercial letters of credit	31	60
Total unfunded lending commitments	$20,531	$19,301

[1]	Net of participations.

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
While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2017, $6.2 billion of commitments expire in 2018. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.
We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $610 million expiring in 2018 and $307 million expiring thereafter through 2027. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral when necessary. At December 31, 2017, the Company recorded $5 million as a liability for these guarantees, which consisted of $1 million attributable to the RULC and $4 million of deferred commitment fees.
Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.
At December 31, 2017, we had unfunded commitments for PEIs of $31 million. These obligations have no stated maturity. PEIs related to these commitments prohibited by the Volcker Rule were $4 million. See the related discussion about these investments in Note 5.
The contractual or notional amount of financial instruments indicates a level of activity associated with a particular financial instrument class and is not a reflection of the actual level of risk. As of December 31, 2017 and 2016, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $6.8 billion and $6.5 billion, respectively.
At December 31, 2017, we were required to maintain cash balances of $366 million with the Federal Reserve Banks to meet minimum balance requirements in accordance with FRB regulations.
Leases
We have commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2018 and 2052. Premises leased under capital leases at December 31, 2017, were $1 million, and were essentially amortized with accumulated amortization totaling approximately $1 million. Amortization applicable to premises leased under capital leases is included in depreciation expense.
Future aggregate minimum rental payments under existing noncancelable operating leases at December 31, 2017, are as follows:

(in millions)
2018	$40
2019	39
2020	36
2021	29
2022	25
Thereafter	76
Total	$245

Future aggregate minimum rental payments have been reduced by noncancelable subleases as follows: $2 million in 2018, $2 million in 2019, and $1 million in 2020. Aggregate rental expense on operating leases amounted to $61 million in 2017, $65 million in 2016, and $63 million in 2015.
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
As of December 31, 2017, we were subject to the following material litigation and governmental inquiries:

•
a civil suit, Shou-En Wang v. CB&T, brought against us in the Superior Court for Los Angeles County, Central District in April 2016. The case relates to our depositor relationships with customers who were promoters of an investment program that allegedly misappropriated investors’ funds. This case is in an early phase, with initial motion practice having been completed and discovery being underway.

•
a civil suit, McFarland as Trustee for International Manufacturing Group v. CB&T, et. al., brought against us in the United States Bankruptcy Court for the Eastern District of California in May 2016. The Trustee seeks to recover loan payments previously repaid to us by our customer, International Manufacturing Group (“IMG”), alleging that IMG, along with its principal, obtained loans and made loan repayments in furtherance of an alleged Ponzi scheme. This case is in an early phase with initial motion practice having been completed and discovery being underway.

•
a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in IMG seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi Scheme. This case is in an early phase with motion practice having been completed but discovery not having been commenced.

•
a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi Scheme. In the fourth quarter of 2017, the District Court dismissed all claims against the Company. On January 17, 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit.

•
a Private Attorney General Act (“PAGA”) claim under California law, Lawson v. CB&T, brought against us in the Superior Court for the County of San Diego, California, in February 2016. In this case, the plaintiff alleges, on behalf of herself and other current or former employees of the Company who worked in California on a non-exempt basis, violations by the Company of California wage and hour laws. The case is in the early stages of motion practice, to date mainly involving questions of venue and scope of employees covered by the PAGA claims.

•
a civil case, Lifescan Inc. and Johnson & Johnson Health Care Services v. Jeffrey Smith, et al., brought against us in the United States District Court for the District of New Jersey in the fourth quarter of 2017. In this case, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Company which filed for bankruptcy protection in 2017.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of December 31, 2017, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $20 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

16.	RETIREMENT PLANS
Defined Benefit Plans
Pension – This qualified noncontributory defined benefit plan is frozen to new participation. No service-related benefits have been accrued since July 1, 2013. All participants in the Plan are currently 100% vested in their benefits. Plan assets consist principally of corporate equity securities, mutual fund investments, real estate, and fixed income investments. Plan benefits are paid as a lump-sum cash value or an annuity at retirement age. Contributions to the plan are based on actuarial recommendation and pension regulations. Although there was no minimum regulatory contribution required in 2017 and 2016, we elected to contribute $4 million to the pension plan in 2016. Currently, it is expected that no minimum regulatory contributions will be required in 2018.
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
The following presents the change in benefit obligation, change in fair value of plan assets, and funded status, of the plans and amounts recognized in the balance sheet as of the measurement date of December 31:

	Pension		Supplemental Retirement		Postretirement
(In millions)	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$165	$173	$10	$10	$1	$1
Interest cost	6	7	1	1	—	—
Actuarial loss (gain)	2	(2)	—	—	—	—
Benefits paid	(19)	(13)	(1)	(1)	—	—
Benefit obligation at end of year	154	165	10	10	1	1
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	161	157	—	—	—	—
Actual return on plan assets	26	13	—	—	—	—
Employer contributions	—	4	1	1	—	—
Benefits paid	(19)	(13)	(1)	(1)	—	—
Fair value of plan assets at end of year	168	161	—	—	—	—
Funded status	$14	$(4)	$(10)	$(10)	$(1)	$(1)
Amounts recognized in balance sheet:
Asset (liability) for pension/postretirement benefits	$14	$(4)	$(10)	$(10)	$(1)	$(1)
Accumulated other comprehensive income (loss)	(28)	(48)	(2)	(2)	—	—
Accumulated other comprehensive income (loss) consists of:
Net loss	$(28)	$(48)	$(2)	$(2)	$—	$—
The pension asset and the liability for supplement retirement/postretirement benefits are included in other assets and other liabilities, respectively, in the balance sheet. The accumulated benefit obligation is the same as the benefit obligation shown in the preceding schedule. During the third quarter of 2017, the Company revised its pension plan to offer certain participants a temporary opportunity to make an election to receive an immediate distribution from the pension plan. The window was available between August 1, 2017 and November 24, 2017. The impact of these distributions is included in “benefits paid” in the preceding schedule and in “settlement loss” shown in the net period benefit cost (credit) schedule.

The amounts in AOCI (loss) at December 31, 2017 expected to be recognized as an expense component of net periodic benefit cost in 2018 for the plans are estimated as follows:

(In millions)	Pension	Supplemental Retirement	Postretirement

Net loss	$(2)	$—	$—
The following presents the components of net periodic benefit cost (credit) for the plans:

	Pension			Supplemental Retirement			Postretirement
(In millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015

Interest cost	$6	$7	$7	$1	$1	$1	$—	$—	$—
Expected return on plan assets	(11)	(11)	(12)	—	—	—	—	—	—
Amortization of net actuarial loss	4	6	6	—	—	—	—	—	—
Settlement loss	3	2	—	—	—	—	—	—	—
Net periodic benefit cost	$2	$4	$1	$1	$1	$1	$—	$—	$—
Weighted average assumptions based on the pension plan are the same where applicable for each of the plans and are as follows:

	2017	2016	2015
Used to determine benefit obligation at year-end:
Discount rate	3.50%	4.10%	4.20%
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.10	4.20	3.95
Expected long-term return on plan assets	7.25	7.50	7.50
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
Benefit payments to the plans’ participants are estimated as follows for the years succeeding December 31, 2017:

(In millions)	Pension	Supplemental Retirement	Postretirement

2018	$10	$2	$—
2019	10	1	—
2020	10	1	—
2021	10	1	—
2022	9	1	—
Years 2023 - 2027	45	3	—
We are also obligated under other supplemental retirement plans for certain current and former employees. Our liability for these plans was $6 million at both December 31, 2017 and 2016, respectively.
For the pension plan, the investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the plan. Investment objectives have been established by considering the plan’s liquidity needs and time horizon and the fiduciary standards under the Employee Retirement Income Security Act of 1974. The asset allocation strategy is developed to meet the plan’s long-term needs in a manner designed to control volatility and to reflect risk tolerance. Target investment allocation percentages as of December 31, 2017 are 65% in equity, 30% in fixed income and cash, and 5% in real estate assets.
The following presents the fair values of pension plan investments according to the fair value hierarchy described in Note 3, and the weighted average allocations:

(In millions)	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Company common stock	$12			$12	$10			$10
Mutual funds:
Debt	7			7	6			6
Guaranteed deposit account			$9	9			$11	11
In addition to the investments listed in the previous schedule, as of December 31, 2017, pension plan investments valued using NAV as the practical expedient for fair value consist of $97 million in equity investments, $31 million in debt investments, and $8 million in real estate investments, which are in pooled separate accounts, as well as $4 million in limited partnerships. As of December 31, 2016, pension plan investments valued using NAV as the practical expedient for fair value consist of $92 million in equity investments, $29 million in debt instruments, and $8 million in real estate investments, which are in pooled separate accounts, as well as $5 million in limited partnerships.
No transfers of assets occurred among Levels 1, 2 or 3 during 2017 or 2016.
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
	Earnings at guaranteed crediting rate	Gross guaranteed crediting rate must be greater than or equal to contractual minimum crediting rate
	Composite market value factor	At December 31,
		2017	0.992941 - 1.037825 (actual = 1.023838)
		2016	0.979009 - 1.036866 (actual = 1.021418)
The Company’s Benefits Committee evaluates the methodology and factors used, including review of the contract, economic conditions, industry and market developments, and overall credit ratings of the underlying investments.
Limited partnerships – These partnerships invest in limited partnerships, limited liability companies, or similar investment vehicles that consist of PEIs in a wide variety of investment types, including venture and growth capital, real estate, energy and natural resources, and other private investments. The plan’s investments are valued by the limited partnerships at NAV as the practical expedient for fair value. The estimation process takes into account the plan’s proportional interests credited with realized and unrealized earnings from the underlying investments and charged for operating expenses and distributions. Investments are increased by capital calls and are part of an overall capital commitment by the plan of up to approximately $9 million at December 31, 2017.
The following presents additional information as of December 31, 2017 and 2016 for the pooled separate accounts and limited partnerships whose fair values under Levels 2 and 3 are based on NAV per share:

Investment	Unfunded commitments (in millions, approximately)	Redemption
		Frequency	Notice period

Pooled separate accounts	na	Daily	< $1 million, 1 day >= $1 million, 3 days

Limited partnerships	$1	Investments in these limited partnerships are illiquid and voluntary withdrawal is prohibited.

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Year Ended December 31,
	2017	2016
(In millions)	Guaranteed deposit account

Balance at beginning of year	$11	$9
Purchases	17	15
Sales	(19)	(13)
Balance at end of year	$9	$11
Shares of Company common stock were 233,849 at both December 31, 2017 and 2016. Dividends received by the plan were not significant in 2017 and 2016.
Defined Contribution Plan
The Company offers a 401(k) and employee stock ownership plan under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. The Company matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Matching contributions to participants, which were shares of the Company’s common stock purchased in the open market, amounted to $26 million in 2017, 2016, and 2015.
The 401(k) plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 4% of eligible compensation based upon the Company’s return on average common equity for the year. The profit sharing expense was computed at a contribution rate of 1.75% in 2017, 1% in 2016, and 1% in 2015. The profit sharing expense was $11 million in 2017, and $6 million in both 2016 and 2015. The profit sharing contribution to participants consisted of shares of the Company’s common stock purchased in the open market.

17.	SHARE-BASED COMPENSATION
We have a share-based compensation incentive plan which allows us to grant stock options, restricted stock, RSUs, and other awards to employees and non-employee directors. Total shares authorized under the plan were 9,000,000 at December 31, 2017, of which 5,009,248 were available for future grants.
All share-based payments to employees, including grants of employee stock options, are recognized in the statement of income based on their grant date values. The value of an equity award is estimated on the grant date using a fair value-based model without regard to service or performance vesting conditions, but does consider post-vesting restrictions.
We classify all share-based awards as equity instruments. Compensation expense is included in salaries and employee benefits in the statement of income, with the corresponding increase included in common stock. Substantially all awards of stock options, restricted stock, and RSUs have graded vesting that is recognized on a straight-line basis over the vesting period.
Compensation expense and the related tax benefit for all share-based awards were as follows:

(In millions)	2017	2016	2015

Compensation expense	$25	$26	$25
Reduction of income tax expense	19	9	8
During 2017, as a result of our adoption of ASU 2016-09, the tax effects recognized from the exercise of stock options and the vesting of restricted stock and RSUs was recorded as a $9 million reduction of income tax expense. Also, upon the adoption of ASU 2016-09, we elected to account for forfeitures of share-based compensation awards as they occur, rather than estimating forfeitures as was previously done. There was no material impact from the cumulative effect adjustment to retained earnings from this change.
Prior to our adoption of ASU 2016-09, the tax effects recognized from the exercise of stock options and the vesting of restricted stock and RSUs increased common stock by approximately $2 million in 2016 and decreased common stock by approximately $1 million in 2015. These amounts are included in the net activity under employee plans and related tax benefits in the statement of changes in shareholders’ equity.
During 2017, we reduced share-based compensation expense by $1 million as a result of using a valuation model to estimate a liquidity discount on RSUs with post-vesting restrictions.
As of December 31, 2017, compensation expense not yet recognized for nonvested share-based awards was approximately $26 million, which is expected to be recognized over a weighted average period of 2.3 years.

Stock Options
Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. For all stock options granted in 2017, 2016, and 2015, we used the Black-Scholes option pricing model to estimate the grant date value of stock options in determining compensation expense. The following summarizes the weighted average value at grant date and the significant assumptions used in applying the Black-Scholes model for options granted:

	2017	2016	2015
Weighted average value for options granted	$10.69	$5.24	$6.17
Weighted average assumptions used:
Expected dividend yield	1.8%	1.3%	1.3%
Expected volatility	30.0%	30.0%	25.0%
Risk-free interest rate	1.81%	1.21%	1.57%
Expected life (in years)	5.0	5.0	5.0
The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
The following summarizes our stock option activity for the three years ended December 31, 2017:

	Number of shares	Weighted average exercise price

Balance at December 31, 2014	5,630,502	$31.60
Granted	740,300	29.01
Exercised	(1,165,287)	25.11
Expired	(1,322,067)	48.44
Forfeited	(79,353)	28.09
Balance at December 31, 2015	3,804,095	27.30
Granted	789,651	21.25
Exercised	(1,055,532)	23.75
Expired	(56,297)	61.60
Forfeited	(44,007)	27.66
Balance at December 31, 2016	3,437,910	26.44
Granted	195,882	44.18
Exercised	(941,761)	26.03
Expired	(58,257)	66.20
Forfeited	(73,203)	25.63
Balance at December 31, 2017	2,560,571	27.06
Outstanding stock options exercisable as of:
December 31, 2017	1,648,367	$26.55
December 31, 2016	1,892,136	27.60
December 31, 2015	2,187,259	26.35
We issue new authorized common shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $17 million in 2017, $10 million in 2016, and $7 million in 2015. Cash received from the exercise of stock options was $23 million in 2017, $24 million in 2016, and $23 million in 2015.

Additional selected information on stock options at December 31, 2017 follows:

	Outstanding stock options				Exercisable stock options
Exercise price range	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)		Number of shares	Weighted average exercise price

$ 0.32 to $19.99	198,402	$17.39	1.4	[1]	198,402	$17.39
$20.00 to $24.99	744,058	21.50	4.3		276,953	22.33
$25.00 to $29.99	1,346,781	28.35	3.5		1,094,021	28.30
$30.00 to $39.99	32,191	30.10	3.4		32,191	30.10
$40.00 to $44.99	192,339	44.17	6.1		—	—
$45.00 to $47.10	46,800	47.10	0.3		46,800	47.10
	2,560,571	27.06	3.7	[1]	1,648,367	26.55

[1]
The weighted average remaining contractual life excludes 21,252 stock options without a fixed expiration date that were assumed with the Amegy acquisition. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

The aggregate intrinsic value of outstanding stock options at December 31, 2017 and 2016 was $61 million and $59 million, respectively, while the aggregate intrinsic value of exercisable options was $40 million and $31 million at the same respective dates. For exercisable options, the weighted average remaining contractual life was 2.9 years and 3.0 years at December 31, 2017 and 2016, respectively, excluding the stock options previously noted without a fixed expiration date. At December 31, 2017, 912,204 stock options with a weighted average exercise price of $27.99, a weighted average remaining life of 5.1 years, and an aggregate intrinsic value of $21 million, were expected to vest.
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
During 2017, 2016, and 2015, we granted 20,711, 32,310, and 31,080 RSUs, respectively, to non-employee directors. The RSUs vested immediately upon grant.

The following summarizes our restricted stock activity for the three years ended December 31, 2017:

	Number of shares	Weighted average issue price

Nonvested restricted shares at December 31, 2014	161,220	$21.82
Issued	22,441	29.02
Vested	(123,161)	22.32
Forfeited	(1,130)	23.54
Nonvested restricted shares at December 31, 2015	59,370	23.49
Issued	36,594	24.43
Vested	(32,709)	20.80
Nonvested restricted shares at December 31, 2016	63,255	25.43
Issued	314	44.55
Vested	(24,591)	24.90
Nonvested restricted shares at December 31, 2017	38,978	25.91
The following summarizes our RSU activity for the three years ended December 31, 2017:

	Number of restricted stock units	Weighted average grant price

Restricted stock units at December 31, 2014	1,769,420	$25.64
Granted	790,929	29.06
Vested	(673,385)	24.78
Forfeited	(88,421)	27.17
Restricted stock units at December 31, 2015	1,798,543	27.39
Granted	1,033,167	21.69
Vested	(724,713)	25.88
Forfeited	(59,839)	26.28
Restricted stock units at December 31, 2016	2,047,158	25.08
Granted	587,396	41.78
Vested	(803,492)	26.19
Forfeited	(121,249)	28.12
Restricted stock units at December 31, 2017	1,709,813	30.08
The total value at grant date of restricted stock and RSUs vested during the year was $22 million in 2017 and $19 million in both 2016 and 2015. At December 31, 2017, 38,978 shares of restricted stock and 1,181,384 RSUs were expected to vest with an aggregate intrinsic value of $2 million and $60 million, respectively.

18.	INCOME TAXES
Income tax expense is summarized as follows:

(In millions)	2017	2016	2015
Federal:
Current	$166	$217	$158
Deferred	146	(4)	(32)
Total Federal	312	213	126
State:
Current	24	27	14
Deferred	8	(4)	2
Total State	32	23	16
Total	$344	$236	$142

Income tax expense computed at the statutory federal income tax rate of 35% reconciles to actual income tax expense as follows:

(In millions)	2017	2016	2015

Income tax expense at statutory federal rate	$327	$247	$158
State income taxes including credits, net	21	15	10
Other nondeductible expenses	3	3	3
Nontaxable income	(33)	(25)	(20)
Share-based compensation	(8)	—	—
Tax credits and other taxes	1	(2)	(3)
Tax Cuts and Jobs Act of 2017	47	—	—
Other	(14)	(2)	(6)
Total	$344	$236	$142
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (“DTA”) and deferred tax liabilities are presented below:

(In millions)	December 31,
	2017	2016
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$143	$241
Pension and postretirement	8	19
Deferred compensation	48	87
Security investments and derivative fair value adjustments	40	57
Net operating losses, capital losses and tax credits	2	5
FDIC-supported transactions	2	5
Other	34	46
	277	460
Valuation allowance	(2)	(4)
Total deferred tax assets	275	456
Gross deferred tax liabilities:
Core deposits and purchase accounting	—	(1)
Premises and equipment, due to differences in depreciation	(51)	(8)
Federal Home Loan Bank stock dividends	(3)	(4)
Leasing operations	(52)	(75)
Prepaid expenses	(5)	(7)
Prepaid pension reserves	(11)	(17)
Mortgage servicing	(7)	(10)
Subordinated debt modification	(9)	(31)
Deferred loan fees	(23)	(25)
Equity investments	(21)	(28)
Total deferred tax liabilities	(182)	(206)
Net deferred tax assets	$93	$250
On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (“the Act”), was signed into law. The Act makes significant changes to the U.S. Internal Revenue Code of 1986, including a decrease in the current corporate federal income tax rate to 21% from 35%, effective January 1, 2018. In conjunction with the enactment of the Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the accounting for certain income tax effects of the Act that may not be complete by the time financial statements are issued. The Company evaluated all available information and made reasonable estimates of the impact of the Act to substantially all components of its net DTA. The provisional impact of the Act on the net DTA resulted in a non-cash charge of $47 million recorded through income tax expense. The Company anticipates that additional adjustments to net DTA and income tax expense may be made in 2018 as the Company’s initial determination of the tax basis of deferred items such as foregone interest, equity investments in flow-through entities, certain employee compensation arrangements, FDIC-supported transactions and premises and equipment are finalized. These adjustments will be recorded in the financial statements in the reporting period when such adjustments are determined; however, SAB 118 requires all impacts from the Act to be recorded prior to December 22, 2018, which is one year from the enactment date of the Act.
In 2017, the Company early adopted the guidance in ASU 2018-02, which allows reclassification from AOCI to retained earnings for the stranded tax effects related to the change in the corporate income tax rate from the Act. The early adoption of the guidance resulted in a $25 million increase to retained earnings out of AOCI as of December 31, 2017.
The amount of net DTAs is included with other assets in the balance sheet. The $2 million and $4 million valuation allowances at December 31, 2017 and 2016, respectively, were for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. At December 31, 2017, excluding the $2 million, the tax effect of remaining net operating loss and tax credit carryforwards was less than $1 million expiring through 2030.
We evaluate the DTAs on a regular basis to determine whether an additional valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more likely than not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of December 31, 2017.
We have a liability for unrecognized tax benefits relating to uncertain tax positions for tax credits on technology initiatives. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In millions)	2017	2016	2015

Balance at beginning of year	$4	$5	$3
Tax positions related to current year:
Additions	1	1	1
Reductions	—	—	—
Tax positions related to prior years:
Additions	1	1	1
Reductions	—	—	—
Settlements with taxing authorities	—	—	—
Lapses in statutes of limitations	—	(3)	—
Balance at end of year	$6	$4	$5
At December 31, 2017 and 2016, the liability for unrecognized tax benefits included approximately $5 million and $3 million, respectively (net of the federal tax benefit on state issues) that, if recognized, would affect the effective tax rate. The amount of gross unrecognized tax benefits that may increase or decrease during the 12 months subsequent to December 31, 2017, is dependent on the timing and outcome of various federal and state examinations.
Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. At December 31, 2017 and 2016, accrued interest and penalties recognized in the balance sheet, net of any federal and/or state tax benefits, were less than $1 million.

The Company and its subsidiaries file income tax returns in U.S. federal and various state jurisdictions. The Company is no longer subject to income tax examinations for years prior to 2013 for federal returns and 2012 for certain state returns.

19.	NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

(In millions, except per share amounts)	2017	2016	2015
Basic:
Net income	$592	$469	$309
Less common and preferred dividends	131	115	108
Undistributed earnings	461	354	201
Less undistributed earnings applicable to nonvested shares	4	4	2
Undistributed earnings applicable to common shares	457	350	199
Distributed earnings applicable to common shares	88	57	45
Total earnings applicable to common shares	$545	$407	$244
Weighted average common shares outstanding (in thousands)	200,776	203,855	203,265
Net earnings per common share	$2.71	$2.00	$1.20
Diluted:
Total earnings applicable to common shares	$545	$407	$244
Weighted average common shares outstanding (in thousands)	200,776	203,855	203,265
Additional weighted average dilutive shares (in thousands)	8,877	414	433
Weighted average diluted common shares outstanding (in thousands)	209,653	204,269	203,698
Net earnings per common share	$2.60	$1.99	$1.20
For 2017 and 2016, preferred dividends were increased by $2 million and $10 million, respectively, from costs related to the full redemption of the Company’s Series F preferred stock in 2017 and partial redemption of the Company’s Series I, J, and G preferred stock in 2016. See further discussion in Note 13.

20.	OPERATING SEGMENT INFORMATION
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
As of December 31, 2017, our banking business is conducted through 7 locally managed and branded segments in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 97 branches in Utah, 23 branches in Idaho, and 1 branch in Wyoming. CB&T operates 92 branches in California. Amegy operates 73 branches in Texas. NBAZ operates 58 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and 1 branch in New Mexico. TCBW operates 1 branch in Washington and 1 branch in Oregon.
The operating segment identified as “Other” includes the Parent, certain nonbank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments. The major components of net interest income at the Bank’s back-office include the revenue associated with the investments securities portfolio and the offset of the FTP costs and benefits provided to the business segments. Throughout 2016 consolidation efforts continued, which resulted in transitioning full-time equivalents from the business segments to the Company’s back-office units. Due to the continuing nature and timing of this change, the Company’s back-office units retained more direct expenses in 2016 than in prior years. In the first quarter of 2017 we made changes to the FTP process and internal allocation of central expenses to better reflect the performance of business segments. Prior period amounts have been revised to reflect the impact of these changes had they been instituted in 2016.
The following schedule does not present total assets or income tax expense for each operating segment, but instead presents average loans, average deposits and income before income taxes because these are the metrics that management uses when evaluating performance and making decisions pertaining to the operating segments. The Parent’s net interest income includes interest expense on other borrowed funds. The Parent’s financial statements in Note 22 provide more information about the Parent’s activities. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.
The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

The following is a summary of selected operating segment information:

(In millions)	Zions Bank			Amegy			CB&T
	2017	2016	2015	2017	2016	2015	2017	2016	2015
SELECTED INCOME STATEMENT DATA
Net interest income	$650	$624	$544	$483	$460	$387	$476	$434	$377
Provision for loan losses	19	(22)	(28)	25	163	91	(5)	(9)	(4)
Net interest income after provision for loan losses	631	646	572	458	297	296	481	443	381
Noninterest income	151	149	133	118	123	121	75	67	63
Noninterest expense	436	424	430	336	326	373	299	290	294
Income before income taxes	$346	$371	$275	$240	$94	$44	$257	$220	$150
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$12,481	$12,538	$12,118	$11,021	$10,595	$10,148	$9,539	$9,211	$8,556
Total average deposits	15,986	15,991	15,688	11,096	11,130	11,495	11,030	10,827	10,063
(In millions)	NBAZ			NSB			Vectra
	2017	2016	2015	2017	2016	2015	2017	2016	2015
SELECTED INCOME STATEMENT DATA
Net interest income	$206	$190	$152	$134	$122	$94	$126	$120	$101
Provision for loan losses	(8)	(3)	8	(11)	(28)	(28)	1	(8)	5
Net interest income after provision for loan losses	214	193	144	145	150	122	125	128	96
Noninterest income	40	40	36	40	39	36	25	23	21
Noninterest expense	148	144	133	139	137	131	101	97	98
Income before income taxes	$106	$89	$47	$46	$52	$27	$49	$54	$19
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,267	$4,086	$3,811	$2,357	$2,284	$2,344	$2,644	$2,469	$2,400
Total average deposits	4,762	4,576	4,311	4,254	4,137	3,891	2,756	2,720	2,792
(In millions)	TCBW			Other			Consolidated Company
	2017	2016	2015	2017	2016	2015	2017	2016	2015
SELECTED INCOME STATEMENT DATA
Net interest income	$46	$38	$28	$(56)	$(121)	$32	$2,065	$1,867	$1,715
Provision for loan losses	2	—	(3)	1	—	(1)	24	93	40
Net interest income after provision for loan losses	44	38	31	(57)	(121)	33	2,041	1,774	1,675
Noninterest income	5	5	4	90	70	(57)	544	516	357
Noninterest expense	20	19	17	170	148	105	1,649	1,585	1,581
Income (loss) before income taxes	$29	$24	$18	$(137)	$(199)	$(129)	$936	$705	$451
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$926	$791	$707	$266	$88	$87	$43,501	$42,062	$40,171
Total average deposits	1,107	1,007	879	1,209	207	(481)	52,200	50,595	48,638

21.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Financial information by quarter for 2017 and 2016 is as follows:

(In millions, except per share amounts)	Quarters
	First	Second	Third	Fourth	Year
2017
Gross interest income	$515	$558	$557	$562	$2,192
Net interest income	489	528	522	526	2,065
Provision for loan losses	23	7	5	(11)	24
Noninterest income	132	132	140	140	544
Noninterest expense	414	405	413	417	1,649
Income before income taxes	184	248	244	260	936
Net income	139	168	161	124	592
Preferred stock dividends	(10)	(12)	(8)	(10)	(40)
Preferred stock redemption	—	(2)	—	—	(2)
Net earnings applicable to common shareholders	129	154	153	114	550
Net earnings per common share:
Basic	0.63	0.76	0.75	0.57	2.71
Diluted	0.61	0.73	0.72	0.54	2.60
2016
Gross interest income	$475	$487	$491	$501	$1,954
Net interest income	453	465	469	480	1,867
Provision for loan losses	42	35	19	(3)	93
Noninterest income	117	126	145	128	516
Noninterest expense	396	382	403	404	1,585
Income before income taxes	132	174	192	207	705
Net income	91	114	127	137	469
Preferred stock dividends	(12)	(14)	(10)	(12)	(48)
Preferred stock redemption	—	(10)	—	—	(10)
Net earnings applicable to common shareholders	79	90	117	125	411
Net earnings per common share:
Basic	0.38	0.44	0.57	0.61	2.00
Diluted	0.38	0.44	0.57	0.60	1.99
Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications did not affect net income. See related discussion in Note 1. Individual quarter information may be different than previously reported due to rounding.

22.	PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

(In millions)	December 31,
	2017	2016
ASSETS
Cash and due from banks	$—	$2
Interest-bearing deposits	332	529
Investment securities:
Available-for-sale, at fair value	30	40
Other noninterest-bearing investments	36	29
Investments in subsidiaries:
Commercial bank	7,620	7,570
Other subsidiaries	41	6
Other assets	32	81
Total assets	$8,091	$8,257
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$30	$89
Long-term debt:
Due to others	382	534
Total liabilities	412	623
Shareholders’ equity:
Preferred stock	566	710
Common stock	4,445	4,725
Retained earnings	2,807	2,321
Accumulated other comprehensive income (loss)	(139)	(122)
Total shareholders’ equity	7,679	7,634
Total liabilities and shareholders’ equity	$8,091	$8,257

CONDENSED STATEMENTS OF INCOME

(In millions)	Year Ended December 31,
	2017	2016	2015
Interest income:
Commercial bank	$—	$1	$1
Other loans and securities	1	2	3
Total interest income	1	3	4
Interest expense:
Affiliated trusts	—	3	4
Other borrowed funds	25	34	64
Total interest expense	25	37	68
Net interest loss	(24)	(34)	(64)
Other income:
Dividends from consolidated subsidiaries:
Commercial bank	587	263	234
Securities gains, net	—	—	37
Other income	7	4	13
Total other income	594	267	284
Expenses:
Salaries and employee benefits	24	23	25
Other operating expenses	8	(14)	10
Total expenses	32	9	35
Income before income taxes and undistributed income of consolidated subsidiaries	538	224	185
Income tax benefit	(42)	(19)	(27)
Income before equity in undistributed income of consolidated subsidiaries	580	243	212
Equity in undistributed income (loss) of consolidated subsidiaries:
Commercial bank	12	230	108
Other subsidiaries	—	(4)	(11)
Net income	592	469	309
Preferred stock dividends	(40)	(48)	(62)
Preferred stock redemption	(2)	(10)	—
Net earnings applicable to common shareholders	$550	$411	$247

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$592	$469	$309
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of consolidated subsidiaries	(12)	(226)	(97)
Other, net	(56)	(31)	78
Net cash provided by operating activities	524	212	290
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	196	347	132
Collection of advances to subsidiaries	—	—	56
Advances to subsidiaries	—	—	(41)
Proceeds from sales and maturities of investment securities	20	4	125
Purchases of investment securities	—	—	(47)
Decrease of investment in subsidiaries	—	—	15
Other, net	2	7	4
Net cash provided by investing activities	218	358	244
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt	(164)	(280)	(271)
Proceeds from issuance of common stock	25	25	22
Cash paid for preferred stock redemptions	(144)	(126)	(176)
Company common stock repurchased	(332)	(97)	(7)
Dividends paid on preferred stock	(40)	(50)	(63)
Dividends paid on common stock	(89)	(58)	(45)
Net cash used in financing activities	(744)	(586)	(540)
Net decrease in cash and due from banks	(2)	(16)	(6)
Cash and due from banks at beginning of year	2	18	24
Cash and due from banks at end of year	$—	$2	$18
The Parent paid interest of $26 million in 2017, $35 million in 2016, and $51 million in 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 84 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 86.

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
EQUITY COMPENSATION PLAN INFORMATION
The following schedule provides information as of December 31, 2017 with respect to the shares of the Company’s common stock that may be issued under existing equity compensation plans.

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders:

Zions Bancorporation 2015 Omnibus Incentive Plan	1,363,432	$27.43	5,009,248

[1]
Column (a) excludes 38,978 shares of unvested restricted stock, 1,709,813 RSUs (each unit representing the right to one share of common stock), and 1,175,887 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $27.03, granted under the prior plan. The schedule also excludes 21,252 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $5.02, granted under plans assumed in mergers that are outstanding.

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

Consolidated balance sheets – December 31, 2017 and 2016
Consolidated statements of income – Years ended December 31, 2017, 2016 and 2015
Consolidated statements of comprehensive income – Years ended December 31, 2017, 2016 and 2015
Consolidated statements of changes in shareholders’ equity – Years ended December 31, 2017, 2016 and 2015
Consolidated statements of cash flows – Years ended December 31, 2017, 2016 and 2015
Notes to consolidated financial statements – December 31, 2017
(2)    Financial statement schedules – All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.
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

4.5
Warrant Agreement, between Zions Bancorporation and Zions First National Bank (now known as ZB, N.A.), and Warrant Certificate, incorporated by reference to Exhibit 4.5 of
Form 10-K for the year ended December 31, 2016.
*

10.1	Zions Bancorporation 2015-2017 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2015.	*

10.2	Zions Bancorporation 2016-2018 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2016.	*

10.3	Zions Bancorporation 2017-2019 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2017.	*

10.4	Zions Bancorporation 2017 Management Incentive Compensation Plan, incorporated by reference to Appendix I of the Company’s Proxy Statement dated April 14, 2016.	*

10.5	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2013.	*

10.6	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2013.	*

10.7	Amendment to the Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2015.	*

10.8	Amended and Restated Amegy Bancorporation, Inc. Non-Employee Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2013.	*

10.9	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2014.	*

10.10
Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2012.
*

10.11
Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2016.
*

10.12
Amendment to Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2012.
*

10.13
Fifth Amendment to Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter September 30, 2013.
*

Exhibit Number	Description

10.14
Sixth Amendment to Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated August 17, 2015, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter September 30, 2015.
*

10.15
Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2012.
*

10.16
Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2012.
*

10.17	Third Amendment to the Zions Bancorporation Deferred Compensation Plans Master Trust agreement between Zions Bancorporation and Fidelity Management Trust Company, dated June 13, 2012 (filed herewith).

10.18
Zions Bancorporation Restated Pension Plan effective January 1, 2002, including amendments adopted through December 31, 2010, incorporated by reference to Exhibit 10.19 of Form 10-K for the year ended December 31, 2016.
*

10.19	First amendment to the Zions Bancorporation Pension Plan, dated June 28, 2013, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2013.	*

10.20	Second amendment to the Zions Bancorporation Pension Plan, dated July 17, 2017, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2017.	*

10.21	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2014.	*

10.22
Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 1, 2002, including amendments adopted through December 31, 2010, incorporated by reference to Exhibit 10.22 of Form 10-K for the year ended December 31, 2016.
*

10.23
First amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated November 14, 2012, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2012.
*

10.24
Second amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated August 19, 2016, incorporated by reference to Exhibit 10.1 of
Form 10-Q for the quarter ended June 30, 2017.
*

10.25
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
*

10.32
Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 27, 2016, incorporated by reference to Exhibit 10.31 of
Form 10-K for the year ended December 31, 2016.
*

10.33	Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.1 of Form S-8 filed on July 1, 2015.	*

10.34	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.3 of Form S-8 filed on July 1, 2015.	*

10.35	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.4 of Form S-8 filed on July 1, 2015.	*

10.36	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.6 of Form S-8 filed on July 1, 2015.	*

10.37	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.7 of Form S-8 filed on July 1, 2015.	*

10.38	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.2 of Form S-8 filed on July 1, 2015.	*

10.39	Form of Restricted Stock Unit Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.5 of Form S-8 filed on July 1, 2015.	*

10.40	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2015.	*

Exhibit Number	Description

10.41	Form of Change in Control Agreement between the Company and Certain Executive Officers, incorporated by reference to Exhibit 10.37 of Form 10-K for the year ended December 31, 2012.	*

10.42	Addendum to Change in Control Agreement, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2014.	*

10.43	Form of Change in Control Agreement between the Company and Dallas E. Haun, dated May 23, 2008, incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2014.	*

12	Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Dividends (filed herewith).

21	List of Subsidiaries of Zions Bancorporation (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, December 31, 2016, and December 31, 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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

February 28, 2018    ZIONS BANCORPORATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

February 28, 2018

/s/ Harris H. Simmons	/s/ Paul E. Burdiss
HARRIS H. SIMMONS, Director, Chairman and Chief Executive Officer (Principal Executive Officer)	PAUL E. BURDISS, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alexander J. Hume	/s/ Jerry C. Atkin
ALEXANDER J. HUME, Controller (Principal Accounting Officer)	JERRY C. ATKIN, Director

/s/ Gary L. Crittenden	/s/ Suren K. Gupta
GARY L. CRITTENDEN, Director	SUREN K. GUPTA, Director

/s/ J. David Heaney	/s/ Vivian S. Lee
J. DAVID HEANEY, Director	VIVIAN S. LEE, Director

/s/ Edward F. Murphy	/s/ Roger B. Porter
EDWARD F. MURPHY, Director	ROGER B. PORTER, Director

/s/ Stephen D. Quinn	/s/ Barbara A. Yastine
STEPHEN D. QUINN, Director	BARBARA A. YASTINE, Director