Form 10-Q
period 2018-03-31
ZIONS BANCORPORATION /UT/
filed 2018-05-09
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at April 30, 2018	197,114,982 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements in this Quarterly Report on Form 10-Q that are based on other than historical data are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

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

•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the United States (“U.S.”) Department of Treasury, the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance

ZIONS BANCORPORATION AND SUBSIDIARIES

Corporation (“FDIC”), the Securities and Exchange Commission, and the Consumer Financial Protection Bureau;

•
the impact of executive compensation rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and banking regulations, which may impact the ability of the Company and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

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
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
AFS	Available-for-Sale	DTA	Deferred Tax Asset
ALCO	Asset/Liability Committee	EaR	Earnings at Risk
ALLL	Allowance for Loan and Lease Losses	ERM	Enterprise Risk Management
Amegy	Amegy Bank, a division of ZB, N.A.	EVE	Economic Value of Equity at Risk
AOCI	Accumulated Other Comprehensive Income	FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”
ASC	Accounting Standards Codification	FDIC	Federal Deposit Insurance Corporation
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank
ATM	Automated Teller Machine	FRB	Federal Reserve Board
BHC	Bank Holding Company	FTP	Funds Transfer Pricing
bps	basis points	GAAP	Generally Accepted Accounting Principles
CB&T	California Bank & Trust, a division of ZB, N.A.	HECL	Home Equity Credit Line
CCAR	Comprehensive Capital Analysis and Review	HQLA	High-Quality Liquid Assets
CLTV	Combined Loan-to-Value Ratio	HTM	Held-to-Maturity
CRE	Commercial Real Estate	IMG	International Manufacturing Group
DFAST	Dodd-Frank Act Stress Test	LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate	PPNR	Pre-provision Net Revenue

ZIONS BANCORPORATION AND SUBSIDIARIES

Municipalities	State and Local Governments	ROC	Risk Oversight Committee
NBAZ	National Bank of Arizona, a division of ZB, N.A.	RULC	Reserve for Unfunded Lending Commitments
NIM	Net Interest Margin	S&P	Standard and Poor's
NM	Not Meaningful	SBA	Small Business Administration
NSB	Nevada State Bank, a division of ZB, N.A.	SBIC	Small Business Investment Company
NSFR	Net Stable Funding Ratio	TCBW	The Commerce Bank of Washington, a division of ZB, N.A.
OCC	Office of the Comptroller of the Currency	TDR	Troubled Debt Restructuring
OCI	Other Comprehensive Income	Tier 1	Common Equity Tier 1 (Basel III)
OREO	Other Real Estate Owned	Topic 606	ASC Topic 606, “Revenue from Contracts with Customers
OTTI	Other-Than-Temporary Impairment	U.S.	United States
PAGA	Private Attorney General Act	Vectra	Vectra Bank Colorado, a division of ZB, N.A.
Parent	Zions Bancorporation	ZB, N.A.	ZB, National Association
PEI	Private Equity Investment	Zions Bank	Zions Bank, a division of ZB, N.A.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2017 Annual Report on Form 10-K.
GAAP to NON-GAAP RECONCILIATIONS
This Form 10-Q presents non-GAAP financial measures, in addition to generally accepted accounting principles (“GAAP”) financial measures, to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. The Company considers these adjustments to be relevant to ongoing operating results and provide a meaningful base for period-to-period and company-to-company comparisons. These non-GAAP financial measures are used by management to assess the performance and financial position of the Company and for presentations of Company performance to investors. The Company further believes that presenting these non-GAAP financial measures will permit investors to assess the performance of the Company on the same basis as that applied by management.
Non-GAAP financial measures have inherent limitations, and are not required to be uniformly applied by individual entities. Although non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP.
The following are non-GAAP financial measures presented in this Form 10-Q and a discussion of why management uses these non-GAAP measures:
Return on Average Tangible Common Equity – this schedule also includes “net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax” and “average tangible common equity.” Return on average tangible common equity is a non-GAAP financial measure that management believes provides useful information about the Company’s use of shareholders’ equity. Management believes the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income.
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		March 31, 2018	December 31, 2017	September 30, 2017	March 31, 2017

Net earnings applicable to common shareholders (GAAP)		$231	$114	$152	$129
Adjustment, net of tax:
Amortization of core deposit and other intangibles		—	1	1	1
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$231	$115	$153	$130
Average common equity (GAAP)		$7,061	$7,220	$7,230	$6,996
Average goodwill and intangibles		(1,016)	(1,017)	(1,018)	(1,022)
Average tangible common equity (non-GAAP)	(b)	$6,045	$6,203	$6,212	$5,974
Number of days in quarter	(c)	90	92	92	90
Number of days in year	(d)	365	365	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	15.5%	7.4%	9.8%	8.8%
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Dollar amounts in millions, except per share amounts)		March 31, 2018	December 31, 2017	September 30, 2017	March 31, 2017

Total shareholders’ equity (GAAP)		$7,644	$7,679	$7,761	$7,730
Goodwill and intangible		(1,016)	(1,016)	(1,017)	(1,021)
Tangible equity (non-GAAP)	(a)	6,628	6,663	6,744	6,709
Preferred stock		(566)	(566)	(566)	(710)
Tangible common equity (non-GAAP)	(b)	$6,062	$6,097	$6,178	$5,999
Total assets (GAAP)		$66,481	$66,288	$65,564	$65,463
Goodwill and intangible		(1,016)	(1,016)	(1,017)	(1,021)
Tangible assets (non-GAAP)	(c)	$65,465	$65,272	$64,547	$64,442
Common shares outstanding (thousands)	(d)	197,050	197,532	199,712	202,595
Tangible equity ratio (non-GAAP)	(a/c)	10.12%	10.21%	10.45%	10.41%
Tangible common equity ratio (non-GAAP)	(b/c)	9.26%	9.34%	9.57%	9.31%
Tangible book value per common share (non-GAAP)	(b/d)	$30.76	$30.87	$30.93	$29.61

ZIONS BANCORPORATION AND SUBSIDIARIES

EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		Three Months Ended			Year Ended
		March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2017

Noninterest expense (GAAP)	(a)	$412	$417	$414	$1,649
Adjustments:
Severance costs		—	1	5	7
Other real estate expense, net		—	—	—	(1)
Provision for unfunded lending commitments		(7)	(1)	(5)	(7)
Amortization of core deposit and other intangibles		—	1	2	6
Restructuring costs		—	1	1	4
Total adjustments	(b)	(7)	2	3	9
Adjusted noninterest expense (non-GAAP)	(a-b)= (c)	$419	$415	$411	$1,640
Net interest income (GAAP)	(d)	$542	$526	$489	$2,065
Fully taxable-equivalent adjustments		5	9	8	35
Taxable-equivalent net interest income (non-GAAP)[1]	(d+e)=f	547	535	497	2,100
Noninterest income (GAAP)	g	138	139	132	544
Combined income (non-GAAP)	(f+g)= (h)	685	674	629	2,644
Adjustments:
Fair value and nonhedge derivative income (loss)		1	—	—	(2)
Securities gains, net		—	—	5	14
Total adjustments	(i)	1	—	5	12
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)= (j)	$684	$674	$624	$2,632
Pre-provision net revenue	(h)-(a)	$273	$257	$215	$995
Adjusted PPNR (non-GAAP)	(j-c)	265	259	213	992
Efficiency ratio (non-GAAP)	(c/j)	61.3%	61.6%	65.9%	62.3%
RESULTS OF OPERATIONS
Executive Summary
The Company reported net earnings applicable to common shareholders of $231 million, or $1.09 per diluted common share for the first quarter of 2018, compared with net earnings applicable to common shareholders of $129 million, or $0.61 per diluted common share for the first quarter of 2017, and $114 million, or $0.54 per diluted common share for the fourth quarter of 2017. The improved financial performance reflects revenue growth, continued expense control and improved credit quality, in addition to the decline in the corporate tax rate from 35% to 21%. We continue to focus on delivering a simple, easy, and fast experience for customers and employees.

Net income in the first quarter of 2018 increased from the first quarter of 2017 due to a $53 million increase in net interest income, from growth in our lending portfolio, and short-term rate increases that positively impacted loan yields. Net income increased significantly from a $65 million decline in the provision for credit losses and $11 million from four loan interest income recoveries. Noninterest income increased by $6 million and noninterest expense decreased by $2 million from the first quarter of 2017 to the first quarter of 2018. Net interest margin (“NIM”) was 3.56% in the first quarter of 2018, compared with 3.38% in the first quarter of 2017 and 3.45% in the fourth quarter of 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

Highlights from the First Quarter of 2018
Net interest income, which is more than three-quarters of our revenue, improved by $53 million from $489 million in the first quarter of 2017 to $542 million in the first quarter of 2018. The increase was driven by growth in the average balances of loan and investment securities portfolios and increases in short-term benchmark interest rates. NIM was 3.56% in the first quarter of 2018 compared with 3.38% in the first quarter of 2017. For more discussion on the changes in net interest income and NIM see “Net Interest Income” and “Net Interest Margin and Interest Rate Spreads.”
Adjusted PPNR of $265 million for the first quarter of 2018 was up $52 million, or 24%, from the first quarter of 2017. This increase reflects operating leverage improvement resulting from loan growth and a more profitable average earning asset mix. The higher adjusted PPNR in the first quarter of 2018, compared with the same prior year period, drove an improvement in the Company’s efficiency ratio from 65.9% in the first quarter of 2017 to 61.3% in the first quarter of 2018. See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of adjusted PPNR.
Our lending portfolio grew $2.3 billion, or 5% since the first quarter of 2017. We have seen widespread growth across most products and geographies, with particular strength in commercial and industrial, 1-4 family residential, municipal, and owner-occupied lending. We saw slight declines in our oil and gas-related and commercial real estate (“CRE”) term portfolios and are currently comfortable with the concentrations in both portfolios.
Asset quality has continued to improve during the past several quarters. Credit quality in the oil and gas-related portfolio continues to strengthen and it has remained strong in the rest of the lending portfolio. Overall, from the first quarter of 2017 to the first quarter of 2018, criticized, classified, and nonaccrual loans declined by $460 million, $441 million, and $198 million, respectively.
We continue to increase the return on- and of- capital. Return on average tangible common equity was 15.5% for the first quarter of 2018, up 670 basis points (“bps”) from the same prior year period. Regarding the return of capital, during the first quarter of 2018, the Company repurchased 2.2 million shares of common stock for $115 million. Dividends per common share were $0.20 in the first quarter of 2018, compared with $0.08 for the first quarter of 2017. In June 2017, we announced that the Federal Reserve did not object to the capital actions in the Company’s 2017 capital plan (the binding portion of which spans the timeframe of July 2017 to June 2018). The plan included stepped quarterly common dividend increases, rising to $0.24 per share by the second quarter of 2018, and up to $465 million in common stock repurchases. See “Capital Management” on page 31 for more information regarding the 2017 capital plan.
Areas of focus for 2018
In 2018, we are focused on ongoing initiatives related to Company profitability, including returns on equity. Both our profitability and returns on equity have improved in the first quarter of 2018 when compared to the first quarter of 2017 and the fourth quarter of 2017, as discussed subsequently. We continue to implement technology upgrades and process simplification to ensure current and future performance. See “Areas of focus for 2018” in our 2017 Annual Report on Form 10-K for a discussion of the major areas of emphasis in 2018.
Net Interest Income
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income increased to $542 million in the first quarter of 2018 from $489 million in the first quarter of 2017. The $53 million, or 11%, increase in net interest income was primarily due to a $64 million increase in interest and fees on loans resulting from loan growth in commercial and consumer loans and increases in short-term interest rates. Interest on securities also increased $8 million during this same time as the average investment securities portfolio increased $907 million, or 6%. Interest income in the first quarter of 2018 was positively impacted by $11 million of interest income recoveries, most notably four commercial loan interest income recoveries that were individually greater than $1 million. Interest expense increased $21 million from the first quarter of 2017 to the first quarter of 2018 primarily due to a $17 million increase in interest on short-term

ZIONS BANCORPORATION AND SUBSIDIARIES

borrowings and a $7 million increase in interest on deposits. The increase in interest on short-term borrowings was due to both larger balances and higher rates while the increase in interest on deposits was due to higher interest rates as interest-bearing deposits decreased slightly. We have remained disciplined in our deposit pricing, as over the past twelve months the Federal Reserve has increased the overnight benchmark Federal Funds rate by 75 bps, while the rate paid on the Company’s interest-bearing deposits increased 9 bps and the rate paid on total deposits increased 5 bps.
We expect the size of the securities portfolio to be relatively stable during the next several quarters, and we are not assuming any further increases in benchmark interest rates in our forecasts. Therefore, we expect net interest income to increase at a moderate pace over the next twelve months.
Net Interest Margin and Interest Rate Spreads
The NIM was 3.56% and 3.38% for the first quarters of 2018 and 2017, respectively, and 3.45% for the fourth quarter of 2017. The increased NIM for the first quarter of 2018, compared with the same prior year period, resulted from average loan growth of 5%, the material expansion of the yield on earning assets, which increased 31 bps, and the combination of several other factors. The NIM was positively impacted by changes in asset mix, by moving funds from lower-yielding money market investments to purchase investment securities primarily during the first quarter of 2017. Average interest-earning assets increased $2.6 billion from the first quarter of 2017 to the first quarter of 2018, with average rates improving 31 bps. The decrease in the corporate tax rate from 35% to 21% decreased the taxable-equivalent yield on $3.1 billion of tax-exempt assets, which had a 3 bps negative impact on the taxable-equivalent yield of interest-earning assets. The previously-mentioned loan interest income recoveries positively impacted the loan yield by approximately 9 bps and the net interest margin by approximately 7 bps in the first quarter of 2018.
Average interest-bearing liabilities increased $2.5 billion in the first quarter of 2018 compared with the first quarter of 2017 as a result of wholesale borrowings to fund some of the balance sheet growth. The average rate on interest-bearing liabilities increased 22 bps during this same time period due to rising interest rates.
The average loan portfolio increased $2.3 billion, or 5% between the first quarter of 2018 and the first quarter of 2017. Most of this growth was in commercial and industrial, municipal, and owner-occupied loans, as well as 1-4 family residential loans. The average loan yield increased 37 bps over the same period, with increases in the average rates for commercial, CRE, and consumer loans of 48 bps, 40 bps, and 12 bps, respectively. Benchmark interest rates have increased several times beginning in the fourth quarter of 2015, which has had a positive impact on NIM and spreads, as our earning assets generally reprice quicker than our funding sources. A portion of our variable-rate loans were not affected by these changes primarily due to having longer reset frequencies, or because a substantial portion of our earning assets are tied to longer-term rate indices. The longer-term rates were impacted by a relatively flat yield curve during the last several quarters. We expect overall loan growth to be moderate.
Average available-for-sale (“AFS”) securities balances increased $0.9 billion from the first quarter of 2017 to the first quarter of 2018. Yields on average AFS securities increased slightly by 4 bps over the same period. The increased yield was a result of rising market interest rates on variable-rate securities.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised 45% of average total deposits for both the first quarters of 2017 and 2018. Average total deposits were $52.0 billion for the first quarter of 2018 compared with $52.2 billion for the first quarter of 2017. Average interest-bearing deposits were $28.6 billion in the first quarter of 2018, compared with $28.8 billion for the same prior year period, and the average rate paid increased 9 bps. We have been selectively increasing deposit pricing, but we have not generally experienced significant pressure to increase deposit rates. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers, particularly noninterest-bearing deposits, that provide us with a low cost of funds and have a positive impact on our NIM. Further detail on deposit betas is discussed in “Interest Rate and Market Risk Management” on page 24.

ZIONS BANCORPORATION AND SUBSIDIARIES

The average balance of long-term debt was $138 million lower for the first quarter of 2018 compared with the same prior year period, as a result of maturities during the first quarter of 2017. The average interest rate paid on long-term debt decreased slightly by an immaterial amount. As mentioned previously, the Company has used short-term Federal Home Loan Bank (“FHLB”) borrowings to fund some of its balance sheet growth. Average short-term borrowings increased $2.8 billion and the average interest rate paid increased by 83 bps as a result of rising short-term interest rates.
The rate paid on total deposits and interest-bearing liabilities increased 15 bps from 0.18% for the first quarter of 2017 to 0.33% for the first quarter of 2018, primarily due to an increase in both the amount of wholesale funding and the rate paid on wholesale funding and deposits. The total cost of deposits for the first quarter of 2018 was 0.15%, compared with 0.10% for the first quarter of 2017.
The spread on average interest-bearing funds was 3.32% and 3.23% for the first quarters of 2018 and 2017, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM.
We expect the mix of interest-earning assets to continue to change over the next several quarters due to growth in residential mortgage and municipal loans, in addition to growth in both CRE and non-oil and gas-related commercial and industrial loans. We anticipate this growth will be partially offset by continued modest reduction in the National Real Estate portfolio.
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
Our estimates of the Company’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 24.
Refer to the “Liquidity Risk Management” section beginning on page 27 for more information on how we manage liquidity risk.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,495	$6	1.70%	$1,983	$5	0.93%
Securities:
Held-to-maturity	789	7	3.54	847	8	3.90
Available-for-sale	14,948	80	2.18	14,024	73	2.14
Trading account	102	1	4.00	61	1	3.75
Total securities [2]	15,839	88	2.25	14,932	82	2.24
Loans held for sale	51	—	3.94	132	1	3.22
Loans and leases [3]
Commercial	23,040	267	4.70	21,606	225	4.22
Commercial real estate	11,065	128	4.67	11,241	118	4.27
Consumer	10,759	105	3.94	9,719	92	3.82
Total loans and leases	44,864	500	4.51	42,566	435	4.14
Total interest-earning assets	62,249	594	3.87	59,613	523	3.56
Cash and due from banks	592			974
Allowance for loan losses	(523)			(566)
Goodwill and intangibles	1,016			1,022
Other assets	3,032			2,952
Total assets	$66,366			$63,995
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,296	12	0.19%	$25,896	9	0.14%
Time	3,280	8	1.00	2,856	4	0.59
Total interest-bearing deposits	28,576	20	0.28	28,752	13	0.19
Borrowed funds:
Federal funds and other short-term borrowings	5,707	22	1.54	2,924	5	0.71
Long-term debt	383	5	5.83	521	8	5.92
Total borrowed funds	6,090	27	1.81	3,445	13	1.50
Total interest-bearing liabilities	34,666	47	0.55	32,197	26	0.33
Noninterest-bearing deposits	23,417			23,460
Total deposits and interest-bearing liabilities	58,083	47	0.33	55,657	26	0.18
Other liabilities	656			632
Total liabilities	58,739			56,289
Shareholders’ equity:
Preferred equity	566			710
Common equity	7,061			6,996
Total shareholders’ equity	7,627			7,706
Total liabilities and shareholders’ equity	$66,366			$63,995
Spread on average interest-bearing funds			3.32%			3.23%
Taxable-equivalent net interest income and net yield on interest-earning assets		$547	3.56%		$497	3.38%

[1]
Rates are calculated using amounts in thousands and taxable-equivalent rates used where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.

[2]	Quarter-to-date interest on total securities includes $33 million and $32 million of premium amortization, as of March 31, 2018 and March 31, 2017, respectively.

[3]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provision for Credit Losses
The provision for credit losses is the combination of both the provision for loan losses and the provision for unfunded lending commitments. Note 6 of our 2017 Annual Report on Form 10-K and “Credit Risk Management” on page 18 contains information on how we determine the appropriate level for the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”).
The provision for loan losses was $(40) million in the first quarter of 2018, compared with $23 million in the same prior year period. The negative provision in the first quarter of 2018 was a result of improving credit quality, particularly in the oil and gas-related portfolio, and minimal incurred losses-to-date from Hurricane Harvey. The provision in the first quarter of 2017 was largely a result of charge-offs related to an isolated event with a single, non-oil and gas-related borrower. Asset quality during the first quarter of 2018 continued to improve for the entire loan portfolio when compared with the first quarter of 2017, primarily due to improvements in the oil and gas-related portfolio and decreases in overall classified and nonperforming assets. Classified and nonaccrual loans in the total portfolio declined by $441 million and $198 million, respectively, from the first quarter of 2017. Net charge-offs totaled $5 million in the first quarter of 2018, compared with $46 million in the first quarter of 2017.
During the first quarter of 2018, we recorded a $(7) million provision for unfunded lending commitments, compared with a $(5) million provision in the first quarter of 2017. The negative provisions recognized in the first quarters of 2018 and 2017 were a result of credit quality improvement in the oil and gas-related portfolio. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings, and changes in credit quality.

The allowance for credit losses (“ACL”), which is the combination of both the ALLL and the RULC, decreased $80 million from the first quarter of 2017 to the first quarter of 2018. Even with loan growth and the minimal Hurricane Harvey impact, solid credit quality and decreased net charge-offs in the total loan portfolio were responsible for much of this reduction. Further, declining oil and gas-related exposure and increasing non-oil and gas-related C&I and 1-4 family residential mortgage exposure improved the risk profile of the portfolio.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For the first quarter of 2018, noninterest income increased $6 million, or 5% compared with the first quarter of 2017. We believe a subtotal of customer-related fees provides a better view of income over which we have more direct control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses. The following schedule presents a comparison of the major components of noninterest income.

NONINTEREST INCOME	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2018	2017

Service charges and fees on deposit accounts	$42	$42	$—	—%
Other service charges, commissions and fees	55	49	6	12
Wealth management and trust income	12	10	2	20
Loan sales and servicing income	6	7	(1)	(14)
Capital markets and foreign exchange	8	7	1	14
Customer-related fees	123	115	8	7
Dividends and other investment income	11	12	(1)	(8)
Securities gains, net	—	5	(5)	(100)
Other	4	—	4	NM
Total noninterest income	$138	$132	$6	5
Customer-related fees increased $8 million, or 7%, from the first quarter of 2017 to the first quarter of 2018. Other service charges, commissions and fees increased $6 million, or 12%, due to customer interest rate swap

ZIONS BANCORPORATION AND SUBSIDIARIES

management fees, loan syndication fees, and other fees. Wealth management and trust income increased by $2 million, or 20%, due to both increased corporate and personal trust income. Improvements in platform and product simplifications contributed to this increase. We expect moderate growth in customer-related fees over the next twelve months.
Other noninterest income increased $4 million, primarily due to favorable credit valuations on client-related derivative instruments and net gains on sales of assets. These increases were partially offset by a $5 million decrease in securities gains as a result of increases in the market value of the Company’s Small Business Investment Company (“SBIC”) investments in the first quarter of 2017 that did not recur in similar magnitudes in the first quarter of 2018.
Noninterest Expense
Noninterest expense decreased by $2 million, or less than 1%, over the first quarter of 2017. The Company remains focused on expense control efforts, while continuing to invest in technology and simplification initiatives. The following schedule presents a comparison of the major components of noninterest expense.

NONINTEREST EXPENSE	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2018	2017

Salaries and employee benefits	$269	$261	$8	3%
Occupancy, net	31	34	(3)	(9)
Furniture, equipment and software, net	33	32	1	3
Credit-related expense	7	7	—	—
Provision for unfunded lending commitments	(7)	(5)	(2)	(40)
Professional and legal services	12	14	(2)	(14)
Advertising	5	5	—	—
FDIC premiums	13	12	1	8
Other	49	54	(5)	(9)
Total noninterest expense	$412	$414	$(2)	—
Adjusted noninterest expense [1]	$419	$411	$8	2
1 For information on non-GAAP financial measures see “GAAP to Non-GAAP Reconciliations” on page 5
Salary and benefits expense was up $8 million in the first quarter of 2018 compared with the first quarter of 2017 primarily due to a $5 million increase in salaries and bonuses. As a result of the recent tax reform, the Company awarded salary increases to employees earning less than $50,000 per year, and committed to pay $1,000 bonuses in late 2018 to employees earning up to $100,000 and employed at the end of 2017. The increase in salary and employee benefits during the first quarter of 2018 was also impacted by a $4 million increase in employee medical expenses.
Noninterest expense was reduced by slight decreases in occupancy, provision for unfunded lending commitments, professional and legal services, and other noninterest expense. Occupancy expense decreased primarily due to increased net rental income from a newly constructed office building. Professional and legal services decreased primarily from a $4 million decrease in consulting fees. Other noninterest expense decreased from a combination of several miscellaneous items.
The Company’s provision for unfunded lending commitments has remained relatively steady over the past twelve months. For further information see “Provision for Credit Losses” on page 12.
Adjusted noninterest expense for the first quarter of 2018 increased $8 million, or 2%, to $419 million, compared with $411 million for the same prior year period. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items, which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of the efficiency ratio). The main variance between noninterest expense and adjusted noninterest

ZIONS BANCORPORATION AND SUBSIDIARIES

expense for the first quarter of 2018 is the provision for unfunded lending commitments, which was $(7) million. The aforementioned 2% year-over-year increase is in line with our expectations that noninterest expense is likely to experience an increase in the low single-digit percentage range relative to the prior year, as we continue to invest in people and technology.
Income Taxes
Income tax expense for the first quarter of 2018 was $70 million, compared with $45 million for the same prior year period. The effective tax rates were 22.7% and 24.5% for the first quarters of 2018 and 2017, respectively. The income tax rate for the first quarter of 2018 was positively impacted by the decrease in the corporate federal income tax rate to 21% from 35% due to the Tax Cuts and Jobs Act, which was effective January 1, 2018. This rate benefit was partially reduced by the non-deductibility of FDIC premiums and certain fringe benefits as enacted by the new tax law. The relatively low tax rate for the first quarter of 2017 was primarily driven by a one-time $14 million benefit to tax expense related to state tax adjustments. The tax rates for the first quarters of 2018 and 2017 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance.
We had a net deferred tax asset (“DTA”) balance of $123 million at March 31, 2018, compared with $93 million at December 31, 2017. The increase in the net DTA resulted primarily from the increase of unrealized losses in other comprehensive income (“OCI”) related to securities and the decrease in deferred tax liabilities related to premises and equipment and the deferred gain on a prior period debt exchange. Net charge-offs exceeding the provision for loan losses offset some of the overall increase in DTA.
Preferred Dividends
Preferred dividends of $7 million during the first quarter of 2018 decreased $3 million when compared with the first quarter of 2017. This decrease was a result of our redemption of all outstanding shares of our 7.9% Series F preferred stock during the second quarter of 2017. Preferred dividends are expected to be $34 million for all of 2018.
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
Average interest-earning assets were $62.2 billion for the first three months of 2018, compared with $59.6 billion for the first three months of 2017. Average interest-earning assets as a percentage of total average assets for the first three months of 2018 and 2017 were 93.8% and 93.2%, respectively.
Average loans were $44.9 billion and $42.6 billion for the first three months of 2018 and 2017, respectively. Average loans as a percentage of total average assets for the first three months of 2018 were 67.6%, compared with 66.5% in the same prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 24.6% to $1.5 billion for the first three months of 2018, compared with $2.0 billion for the first three months of 2017. Average securities increased by 6.1% for the first three months of 2018, compared with the first three months of 2017.

ZIONS BANCORPORATION AND SUBSIDIARIES

Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenue for the Company. Refer to the “Liquidity Risk Management” section on page 27 for additional information on management of liquidity and funding and compliance with Basel III and Liquidity Coverage Ratio (“LCR”) requirements. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of our 2017 Annual Report on Form 10-K.
INVESTMENT SECURITIES PORTFOLIO

	March 31, 2018			December 31, 2017
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$768	$768	$752	$771	$770	$762
Available-for-sale
U.S. Treasury securities	25	25	25	25	25	25
U.S. Government agencies and corporations:
Agency securities	1,827	1,826	1,803	1,830	1,830	1,818
Agency guaranteed mortgage-backed securities	9,658	9,835	9,580	9,605	9,798	9,666
Small Business Administration loan-backed securities	1,967	2,176	2,159	2,007	2,227	2,222
Municipal securities	1,189	1,328	1,305	1,193	1,336	1,334
Other debt securities	25	25	24	25	25	24
Total available-for-sale debt securities	14,691	15,215	14,896	14,685	15,241	15,089
Money market mutual funds and other				72	72	72
Total available-for-sale	14,691	15,215	14,896	14,757	15,313	15,161
Total	$15,459	$15,983	$15,648	$15,528	$16,083	$15,923
The amortized cost of investment securities at March 31, 2018 decreased by 0.6% from the balances at December 31, 2017.
The investment securities portfolio includes $524 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. The purchase premiums and discounts for both held-to-maturity (“HTM”) and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest income in the period the principal is reduced. For the three months ended March 31, 2018, premium amortization reduced the yield on securities by 89 bps compared with a 91 bps impact for the same period in 2017.
As of March 31, 2018, under the GAAP fair value accounting hierarchy, 0.2% of the $14.9 billion fair value of the AFS securities portfolio was valued at Level 1, 99.8% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2017, 1% of the $15.2 billion fair value of AFS securities portfolio was valued at Level 1, 99% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of our 2017 Annual Report on Form 10-K for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	March 31, 2018	December 31, 2017

Loans and leases	$1,299	$1,271
Held-to-maturity – municipal securities	768	770
Available-for-sale – municipal securities	1,305	1,334
Trading account – municipal securities	101	146
Unfunded lending commitments	153	152
Total direct exposure to municipalities	$3,626	$3,673
At March 31, 2018, one municipal loan with a balance of $1 million was on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and 80% of the outstanding credits were originated by California Bank & Trust (“CB&T”), Zions Bank, and Vectra Bank Colorado (“Vectra”). See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at March 31, 2018 and December 31, 2017.
Loan Portfolio
For the first three months of 2018 and 2017, average loans accounted for 68% and 67%, respectively, of total average assets. As presented in the following schedule, the largest category was commercial and industrial loans, which constituted 31% of our loan portfolio at March 31, 2018.
LOAN PORTFOLIO

	March 31, 2018		December 31, 2017
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,125	31.3%	$14,003	31.3%
Leasing	371	0.8	364	0.8
Owner-occupied	7,345	16.3	7,288	16.3
Municipal	1,299	2.9	1,271	2.8
Total commercial	23,140	51.3	22,926	51.2
Commercial real estate:
Construction and land development	2,099	4.7	2,021	4.5
Term	9,023	20.0	9,103	20.3
Total commercial real estate	11,122	24.7	11,124	24.8
Consumer:
Home equity credit line	2,792	6.2	2,777	6.2
1-4 family residential	6,768	15.0	6,662	15.0
Construction and other consumer real estate	599	1.3	597	1.3
Bankcard and other revolving plans	488	1.1	509	1.1
Other	174	0.4	185	0.4
Total consumer	10,821	24.0	10,730	24.0
Total net loans	$45,083	100.0%	$44,780	100.0%

ZIONS BANCORPORATION AND SUBSIDIARIES

Loan portfolio growth during the first three months of 2018 was widespread across loan products and geographies with particular strength in consumer 1-4 family residential and commercial and industrial loans. The impact of these increases was partially offset by a decrease in the CRE term portfolio.
Commercial owner-occupied loans also increased during the first three months of 2018; however, we experienced continued runoff and attrition of the National Real Estate portfolio. The National Real Estate business is a wholesale business that depends on loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
Other Noninterest-Bearing Investments
During the first three months of 2018, the Company increased its short-term borrowings with the FHLB by $850 million. This increase required a further investment in FHLB activity stock, which consequently increased by $31 million during the year. Aside from this increase, other noninterest-bearing investments remained relatively stable as set forth in the following schedule.
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	March 31, 2018	December 31, 2017

Bank-owned life insurance	$509	$506
Federal Home Loan Bank stock	185	154
Federal Reserve stock	188	184
Farmer Mac stock	46	43
SBIC investments	130	127
Non-SBIC investment funds	12	12
Other	3	3
Total other noninterest-bearing investments	$1,073	$1,029
Premises, Equipment and Software
Net premises, equipment and software increased $4 million, or 0.4%, during the first three months of 2018. The Company continues to capitalize certain costs related to its technology initiatives, but associated depreciation has also increased following the successful implementation, in 2017, of the first phase of our core lending and deposit systems replacement project.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first three months of 2018 decreased by 0.4%, compared with the first three months of 2017, with average interest-bearing deposits decreasing by 0.6% and average noninterest-bearing deposits decreasing by 0.2%. The average interest rate paid for interest-bearing deposits was 9 bps higher during the first three months of 2018, compared with the first three months of 2017.
Demand and savings and money market deposits were 93% and 94% of total deposits at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, total deposits included $2.0 billion and $1.6 billion, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 27 for additional information on funding and borrowed funds.
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
Management applies various strategies to reduce the risks to which the Company’s operations are exposed, including credit, interest rate and market, liquidity, and operational risks. These risks are overseen by the various management committees of which the Enterprise Risk Management Committee is the focal point for the monitoring and review of enterprise risk.
Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from our lending activities, as well as from off-balance sheet credit instruments. For a more comprehensive discussion of credit risk management, see “Credit Risk Management” in our 2017 Annual Report on Form 10-K.
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of March 31, 2018, the principal balance of these loans was $540 million, and the guaranteed portion of these loans was $410 million. Most of these loans were guaranteed by the SBA.
The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	March 31, 2018	Percent guaranteed	December 31, 2017	Percent guaranteed

Commercial	$517	76%	$507	75%
Commercial real estate	13	75	14	75
Consumer	10	100	16	92
Total loans	$540	76	$537	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.

ZIONS BANCORPORATION AND SUBSIDIARIES

COMMERCIAL LENDING BY INDUSTRY GROUP

	March 31, 2018		December 31, 2017
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,835	12.3%	$2,807	12.3%
Retail trade [1]	2,303	10.0	2,257	9.8
Manufacturing	2,162	9.3	2,116	9.2
Finance and insurance	1,935	8.4	2,026	8.8
Wholesale trade	1,595	6.9	1,543	6.7
Healthcare and social assistance	1,535	6.6	1,556	6.8
Transportation and warehousing	1,325	5.7	1,343	5.9
Construction	1,144	4.9	1,094	4.8
Mining, quarrying, and oil and gas extraction	1,040	4.5	1,010	4.4
Utilities [2]	990	4.3	905	4.0
Professional, scientific, and technical services	923	4.0	879	3.8
Accommodation and food services	910	3.9	932	4.1
Other Services (except Public Administration)	891	3.9	896	3.9
Other [3]	3,552	15.3	3,562	15.5
Total	$23,140	100.0%	$22,926	100.0%

[1]
At March 31, 2018, 84% of retail trade consist of motor vehicle and parts dealers, gas stations, grocery stores, building material suppliers, and direct-to-consumer retailers. For additional detail on our CRE retail exposure, see the Commercial Real Estate Loans section on page 20.

[2]	Includes primarily utilities, power, and renewable energy.

[3]	No other industry group exceeds 3.5%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	3/31/2018	$1,089	$2,906	$495	$545	$1,640	$1,351	$470	$527	$9,023	81.1%
% of loan type		12.1%	32.2%	5.5%	6.0%	18.2%	15.0%	5.2%	5.8%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2018	—%	0.2%	0.8%	1.3%	0.2%	0.1%	—%	0.4%	0.3%
	12/31/2017	0.2%	0.1%	0.1%	0.2%	—%	0.2%	—%	0.8%	0.1%
≥ 90 days	3/31/2018	0.2%	0.2%	—%	0.2%	—%	0.1%	—%	0.4%	0.1%
	12/31/2017	0.2%	0.1%	0.1%	—%	—%	0.1%	—%	0.7%	0.1%
Accruing loans past due 90 days or more	3/31/2018	$—	$1	$—	$—	$—	$—	$—	$—	$1
	12/31/2017	1	1	—	—	—	—	—	—	2
Nonaccrual loans	3/31/2018	$3	$11	$—	$1	$19	$2	$—	$21	$57
	12/31/2017	4	7	1	2	17	1	4	—	36
Residential construction and land development
Balance outstanding	3/31/2018	$50	$264	$44	$3	$212	$36	$2	$8	$619	5.6%
% of loan type		8.1%	42.6%	7.1%	0.5%	34.3%	5.8%	0.3%	1.3%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2017	—%	—%	0.2%	—%	0.7%	—%	—%	—%	0.2%
≥ 90 days	3/31/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2017	—%	—%	—%	—%	0.1%	—%	—%	—%	—%
Accruing loans past due 90 days or more	3/31/2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2017	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2017	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	3/31/2018	$141	$337	$37	$67	$430	$321	$107	$40	$1,480	13.3%
% of loan type		9.5%	22.8%	2.5%	4.5%	29.1%	21.7%	7.2%	2.7%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2018	—%	—%	—%	—%	0.2%	—%	—%	—%	0.1%
	12/31/2017	0.1%	0.2%	—%	—%	0.2%	0.1%	—%	—%	0.1%
≥ 90 days	3/31/2018	—%	—%	—%	—%	—%	1.2%	—%	—%	0.3%
	12/31/2017	—%	—%	—%	—%	—%	1.3%	—%	—%	0.3%
Accruing loans past due 90 days or more	3/31/2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2017	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2018	$—	$—	$—	$—	$1	$4	$—	$—	$5
	12/31/2017	—	—	—	—	—	4	—	—	4
Total construction and land development	3/31/2018	$191	$601	$81	$70	$642	$357	$109	$48	$2,099
Total commercial real estate	3/31/2018	$1,280	$3,507	$576	$615	$2,282	$1,708	$579	$575	$11,122	100.0%

[1]	No other geography exceeds $90 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.
Approximately 18% of the CRE term loans consist of mini-perm loans as of March 31, 2018. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to

ZIONS BANCORPORATION AND SUBSIDIARIES

seven years. The remaining 82% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $149 million, or 10%, of the commercial construction and land development portfolio at March 31, 2018 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects.
Of the total CRE loan portfolio we categorize $1.8 billion as retail property. At March 31, 2018, approximately $352 million, or 19%, of the retail CRE loans are secured by regional shopping centers.
For a more comprehensive discussion of commercial real estate loans, see the “Commercial Real Estate Loans” section in our 2017 Annual Report on Form 10-K.
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
We are engaged in Home Equity Credit Line (“HECL”) lending. At both March 31, 2018 and December 31, 2017, our HECL portfolio totaled $2.8 billion. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	March 31, 2018	December 31, 2017

Secured by first deeds of trust	$1,419	$1,406
Secured by second (or junior) liens	1,373	1,371
Total	$2,792	$2,777
At March 31, 2018, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 92% of our HECL portfolio is still in the draw period, and approximately 26% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The ratio of net charge-offs to average balances for the first three months of 2018 and 2017 for the HECL portfolio was 0.06% and (0.07)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.87% at March 31, 2018, compared with 0.93% at December 31, 2017.
Total nonaccrual loans at March 31, 2018 decreased $27 million from December 31, 2017, primarily in the commercial and industrial loan portfolio. However, nonaccrual loans slightly increased in the commercial real estate term loan portfolios. The largest total decrease in nonaccrual loans occurred at Amegy Bank (“Amegy”).
The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on

ZIONS BANCORPORATION AND SUBSIDIARIES

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
The following schedule sets forth our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	March 31, 2018	December 31, 2017

Nonaccrual loans [1]	$387	$414
Other real estate owned	5	4
Total nonperforming assets	$392	$418
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.87%	0.93%
Accruing loans past due 90 days or more	$16	$22
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.04%	0.05%
Nonaccrual loans and accruing loans past due 90 days or more	$403	$436
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	0.89%	0.97%
Accruing loans past due 30-89 days	$98	$120
Nonaccrual loans[1] current as to principal and interest payments	60.8%	65.9%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs increased $3 million, or 1%, during the first three months of 2018. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	March 31, 2018	December 31, 2017

Restructured loans – accruing	$143	$139
Restructured loans – nonaccruing	86	87
Total	$229	$226
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

ZIONS BANCORPORATION AND SUBSIDIARIES

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended March 31,
(In millions)	2018	2017

Balance at beginning of period	$226	$251
New identified TDRs and principal increases	51	86
Payments and payoffs	(34)	(23)
Charge-offs	(1)	(3)
No longer reported as TDRs	(11)	(1)
Sales and other	(2)	(12)
Balance at end of period	$229	$298
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.
The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	Three Months Ended March 31, 2018	Twelve Months Ended December 31, 2017	Three Months Ended March 31, 2017

Loans and leases outstanding (net of unearned income)	$45,083	$44,780	$42,742
Average loans and leases outstanding (net of unearned income)	$44,864	$43,501	$42,566
Allowance for loan losses:
Balance at beginning of period	$518	$567	$567
Provision charged to earnings	(40)	24	23
Charge-offs:
Commercial	(20)	(118)	(51)
Commercial real estate	—	(9)	(1)
Consumer	(6)	(17)	(5)
Total	(26)	(144)	(57)
Recoveries:
Commercial	18	46	6
Commercial real estate	2	14	2
Consumer	1	11	3
Total	21	71	11
Net loan and lease charge-offs	(5)	(73)	(46)
Balance at end of period	$473	$518	$544
Ratio of annualized net charge-offs to average loans and leases	0.05%	0.17%	0.43%
Ratio of allowance for loan losses to net loans and leases, at period end	1.05%	1.16%	1.27%
Ratio of allowance for loan losses to nonaccrual loans, at period end	131%	129%	99%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	125%	122%	93%
The total ALLL decreased during the first three months of 2018 by $45 million as a result of credit quality improvements in the total loan portfolio.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At March 31, 2018, the reserve decreased by $7 million

ZIONS BANCORPORATION AND SUBSIDIARIES

compared with December 31, 2017, also as a result of credit quality improvements in the total loan portfolio, and decreased by $9 million from March 31, 2017.
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
Over the course of the last several years, we have actively reduced the level of asset-sensitivity through the purchase of short-to-medium duration agency pass-through securities and funding these purchases by reducing money market investments and increasing short-term borrowings. This repositioning of the investment portfolio has increased current net interest income while dampening the impact of higher rates on net interest income growth. We continue to anticipate moderately higher net interest income in a rising rate environment as our assets reprice more quickly than our liabilities.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

10% decline if rates were to immediately rise or fall in parallel by 200 bps. Exceptions to the EVE limits are subject to notification and approval by the ROC.
Estimating the impact on net interest income and EVE requires that we assess a number of variables and make various assumptions in managing our exposure to changes in interest rates. The assessments address deposit withdrawals and deposit product migration (e.g., customers moving money from checking accounts to certificates of deposit), competitive pricing (e.g., existing loans and deposits are assumed to roll into new loans and deposits at similar spreads relative to benchmark interest rates), loan and security prepayments, and the effects of other similar embedded options. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, we also calculate the sensitivity of EaR and EVE results to key assumptions. As most of our liabilities are comprised of indeterminate maturity and managed rate deposits, the modeled results are highly sensitive to the assumptions used for these deposits, such as checking, savings and money market accounts, and also to prepayment assumptions used for loans with prepayment options. We use historical regression analysis as a guide for setting such assumptions; however, due to the current low interest rate environment, which has little historical precedent, estimated deposit behavior may not reflect actual future results. Additionally, competition for funding in the marketplace has and may again result in changes to deposit pricing on interest-bearing accounts that are greater or less than changes in benchmark interest rates such as the London Interbank Offered Rate (“LIBOR”) or the federal funds rate.
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
The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule.
DEPOSIT ASSUMPTIONS

	March 31, 2018
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.1%	3.0%
Money market	1.5%	1.2%
Savings and interest-on-checking	2.7%	2.4%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	March 31, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(2.7)%	—%	3.1%	6.0%	8.8%

[1]	Assumes rates cannot go below zero in the negative rate shift.

ZIONS BANCORPORATION AND SUBSIDIARIES

For non-maturity interest bearing deposits, the weighted average modeled beta is 36%. If the weighted average deposit beta increased to 46% it would decrease the EaR in the +200bps shock from 6.0% to 3.5%.
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. During the past year, an increase in short-term rates has led to a flatter yield curve as longer-term rates have not increased at the same pace as short-term rates. If we consider a flattening rate shock where the short-term rate moves +200bps but the ten-year rate only moves +30bps, the increase in earnings is 43% lower over 12 months compared with the parallel +200bps rate shock.
For comparative purposes, the December 31, 2017 measures are presented in the following schedule.

	December 31, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(2.7)%	—%	2.8%	5.4%	7.8%

[1]	Assumes rates cannot go below zero in the negative rate shift.
The asset-sensitivity as measured by EaR increased slightly quarter-over-quarter due to changes in the deposit composition.
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest-bearing deposits, the weighted average modeled beta is 36%. If the weighted average deposit beta increased to 46% it would decrease the EVE in the +200bps shock from -1.5% to -3.7%.

	March 31, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	0.3%	—%	(0.6)%	(1.5)%	(2.4)%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2017 measures are presented in the following schedule. The changes in EVE measures are driven by a slight increase in the runoff assumption for non-interest bearing deposits.

	December 31, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Economic Value of Equity	0.2%	—%	0.5%	0.3%	0.2%

[1]	Assumes rates cannot go below zero in the negative rate shift.
Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At March 31, 2018, $20 billion of the Company’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 93% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $1.1 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $0.1 billion of variable-rate loans being priced at floored rates at March 31, 2018, which were above the “index plus spread” rate by an average of 62 bps. At March 31, 2018, we also had $3.3 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $0.1 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 18 bps.
See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

ZIONS BANCORPORATION AND SUBSIDIARIES

Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.
At March 31, 2018, we had a relatively small amount, $143 million, of trading assets and $96 million of securities sold, not yet purchased, compared with $148 million and $95 million, respectively, at December 31, 2017.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the first quarter of 2018, the after-tax change in AOCI attributable to AFS securities decreased by $126 million, due largely to changes in the interest rate environment, compared with a $12 million increase in the same prior year period.
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
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was approximately $130 million and $127 million at March 31, 2018 and December 31, 2017, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $12 million at both March 31, 2018 and December 31, 2017.
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
As of March 31, 2018, such prohibited PEIs amounted to $3 million, with an additional $3 million of unfunded commitments (see Note 5 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements.
Liquidity Risk Management
Overview
Liquidity risk is the possibility that our cash flows may not be adequate to fund our ongoing operations and meet our commitments in a timely and cost-effective manner. Since liquidity risk is closely linked to both credit risk and market risk, many of the previously discussed risk control mechanisms also apply to the monitoring and

ZIONS BANCORPORATION AND SUBSIDIARIES

management of liquidity risk. The management of liquidity and funding is performed centrally for the Parent and jointly by the Parent and bank management for its subsidiary bank.
Liquidity Regulation
The Company is subject to a modified LCR liquidity standard which requires a financial institution to hold an adequate amount of unencumbered High-Quality-Liquid Assets (“HQLA”) that can be converted into cash easily and immediately in private markets to meet its liquidity needs for a short-term liquidity stress scenario. The Enhanced Prudential Standards for liquidity management (Reg. YY) require the Company to conduct monthly liquidity stress tests. These tests incorporate scenarios designed by us, require a buffer of highly liquid assets sufficient to cover 30-day funding needs under the stress scenarios, and are subject to review by the FRB. The Company complies with both of the requirements of the LCR and Reg. YY.
In 2016, the FRB issued a proposal requiring bank holding companies with less than $250 billion of assets, but more than $50 billion of assets, to cover 70% of 1-year cash outflows under the assumptions required in the proposed Net Stable Funding Ratio (“NSFR”). The proposed NSFR requires a financial institution to maintain a stable funding profile over a one-year period in relation to the characteristics of its on- and off-balance sheet activities. We believe that we would meet the minimum NSFR if such requirement were currently effective.
Liquidity Management Actions
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries was $1.7 billion at March 31, 2018, compared to $1.6 billion at December 31, 2017 and $2.7 billion at March 31, 2017. During the first three months of 2018, sources of cash were primarily from (1) a net increase in deposits, (2) net cash provided by operating activities, and (3) a net decrease in investment securities. The primary uses of cash during the same period were (1) net loan originations, (2) repurchase of our common stock, (3) repayment of short-term debt, and (4) dividends on common and preferred stock.
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
Cash and interest-bearing deposits held as investments at the Parent was $333 million at March 31, 2018, compared with $332 million at December 31, 2017 and $439 million at March 31, 2017. The primary sources of cash for the first three months of 2018 were from common dividends and return of common equity and preferred dividends received by the parent from its subsidiary bank. The primary uses of cash during the same period were repurchases of our common stock and dividends on our common and preferred stock.
During the first three months of 2018 and 2017, the Parent received common dividends and return of common equity totaling $155 million and $125 million, respectively, and preferred dividends totaling $13 million for both periods. At March 31, 2018, ZB, National Association (“ZB, N.A.”) had approximately $322 million available for the payment of dividends to the Parent under current capital regulations. The dividends that ZB, N.A. can pay are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Parent and its subsidiary bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. On March 29, 2018, Kroll upgraded the Company’s senior unsecured debt rating to BBB+ from BBB, the Company’s subordinated debt rating to BBB from BBB-, and ZB, N.A.’s senior unsecured debt rating to A- from BBB+; after the upgrade, Kroll revised its outlook for both the Company and ZB, N.A. to stable from positive. On April 25, 2018, Standard and Poor’s (“S&P”) upgraded the Company’s senior unsecured debt rating to BBB from BBB-, the Company’s subordinated debt rating to BBB- from BB+, and ZB,

ZIONS BANCORPORATION AND SUBSIDIARIES

N.A.’s senior unsecured debt rating to BBB+ from BBB; after the upgrade, S&P revised its outlook for both the Company and ZB, N.A. to stable from positive. All the credit rating agencies rate the Company’s and ZB, N.A.’s senior unsecured debt and subordinated debt at an investment-grade level.
The following schedule presents the Company’s and ZB, N.A.’s credit ratings as of April 30, 2018.
CREDIT RATINGS

	Company	ZB, N.A.	Company	ZB, N.A.	Company	ZB, N.A.
Rating agency	Outlook		Long-term issuer/senior debt rating		Subordinated debt rating	Short-term debt rating

S&P	Stable	Stable	BBB	BBB+	BBB-	A-2
Moody’s	Stable	Stable	Baa3	Baa3		P-2
Kroll	Stable	Stable	BBB+	A-	BBB	K2
The following schedule presents the Parent’s balance sheets as of March 31, 2018, December 31, 2017, and March 31, 2017.
PARENT ONLY CONDENSED BALANCE SHEETS

(In millions)	March 31, 2018	December 31, 2017	March 31, 2017
ASSETS
Cash and due from banks	$2	$—	$—
Interest-bearing deposits	331	332	439
Investment securities:
Available-for-sale, at fair value	29	30	39
Other noninterest-bearing investments	38	36	32
Investments in subsidiaries:
Commercial bank	7,575	7,620	7,586
Other subsidiaries	41	41	6
Other assets	41	32	73
Total assets	$8,057	$8,091	$8,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$31	$30	$63
Long-term debt:
Due to others	382	382	382
Total liabilities	413	412	445
Shareholders’ equity:
Preferred stock	566	566	710
Common stock	4,346	4,445	4,696
Retained earnings	2,999	2,807	2,435
Accumulated other comprehensive income (loss)	(267)	(139)	(111)
Total shareholders’ equity	7,644	7,679	7,730
Total liabilities and shareholders’ equity	$8,057	$8,091	$8,175
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $2 million during the first three months of 2018 from $5 million during the first three months of 2017 due to the maturity of long-term debt during 2017. Additionally, the Parent paid approximately $49 million of total dividends on preferred stock and common stock for the first three months of 2018 compared to $29 million for the first quarter of 2017. Dividends paid per common share have increased gradually from $0.08 in the first quarter of 2017 to $0.20 in the first quarter of 2018. In April 2018, the Board approved an increase of the quarterly common dividend to $0.24 per share.
At March 31, 2018, maturities of our long-term senior and subordinated debt ranged from June 2023 to September 2028.

ZIONS BANCORPORATION AND SUBSIDIARIES

Subsidiary Bank Liquidity
ZB, N.A.’s primary source of funding is its core deposits, consisting of demand, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio was 85.1% at both March 31, 2018 and December 31, 2017, compared with 79.9% at March 31, 2017, reflecting a higher loan growth rate than the deposit growth rate during much of 2017.
Total deposits increased slightly by $0.4 billion to $53.0 billion at March 31, 2018, compared with $52.6 billion at December 31, 2017. This increase was primarily a result of a $466 million increase in time deposits, partially offset by a $147 million decrease in savings and money market deposits. Quarter-end noninterest-bearing demand deposits remained approximately level from December 31, 2017 to March 31, 2018, although the average amounts decreased by $621 million.
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
At March 31, 2018, the amount available for additional FHLB and Federal Reserve borrowings was approximately $13.3 billion, compared with $14.7 billion at December 31, 2017. Loans with a carrying value of approximately $24.5 billion at March 31, 2018 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings compared with $25.6 billion at December 31, 2017. At March 31, 2018, we had $4.5 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $3.6 billion of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2017. At March 31, 2018, our total investment in FHLB and Federal Reserve stock was $185 million and $188 million, respectively, compared with $154 million and $184 million at December 31, 2017.
Our investment activities can provide or use cash, depending on the asset-liability management posture taken. During the first three months of 2018, HTM and AFS investment securities’ activities resulted in a net decrease in investment securities and a net $59 million increase in cash, compared with a net $2.5 billion decrease in cash for the first three months of 2017, reflecting our purchase of HQLA during the first quarter of 2017.
Maturing balances in ZB, N.A.’s loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the first three months of 2018 resulted in a net cash outflow of $311 million compared with a net cash outflow of $117 million for the first three months of 2017.
A more comprehensive discussion of liquidity risk management, including liquidity risk oversight, liquidity regulation, and certain contractual obligations, is contained in our 2017 Annual Report on Form 10-K.
Operational Risk Management
Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. In our ongoing efforts to identify and manage operational risk, we have an ERM department whose responsibility is to help employees, management and the Board of Directors to assess, understand, measure, manage, and monitor risk in accordance with our Risk Appetite Framework. We have documented both controls and the Control Self-Assessment related to financial reporting under the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and the Federal Deposit Insurance Corporation Improvement Act.
Periodic reviews, which include aspects of operational risk, are conducted by the Company’s Compliance Risk Management, Internal Audit and Credit Examination departments on a regular basis, and the Data Governance department also provide key data integrity and availability oversight. We are continually improving our oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported on a regular basis to enterprise management committees. As part of this process, and

ZIONS BANCORPORATION AND SUBSIDIARIES

as a result of the number and sophistication of attempts to disrupt or penetrate our critical systems, we have designated cyber risk a level one risk in our risk taxonomy, which places it at the highest level of oversight with our other top risks. For a more comprehensive discussion of operational risk management see our 2017 Annual Report on Form 10-K.
CAPITAL MANAGEMENT
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.
Capital Planning and Stress Testing
As a bank holding company (“BHC”) with assets greater than $50 billion, we are required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Act Stress Test (“DFAST”). In addition, we are required to participate in the Federal Reserve Board’s annual horizontal capital review/comprehensive capital analysis and review (“CCAR”) for large and non-complex firms (generally, BHCs, with assets between $50 billion and $250 billion). In our capital plan, we are required to forecast, under a variety of economic scenarios, our estimated regulatory capital ratios and our GAAP tangible common equity ratio. Under the implementing regulations for CCAR, BHCs may generally raise and redeem capital, pay dividends, and repurchase stock and take similar capital-related actions only under a capital plan as to which the FRB has not objected. A detailed discussion of CCAR/DFAST requirements is contained on page 11 of the “Capital Planning and Stress Testing” section under Part 1, Item 1 in our 2017 Annual report on Form 10-K.
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
As planned, our quarterly dividend on common stock increased to $0.20 per share during the first quarter of 2018. As of March 31, 2018, we have repurchased $345 million of our common stock at an average price of $49.28 per share, and had $120 million buyback capacity remaining in our 2017 capital plan (which spans the timeframe of July 2017 to June 2018). In May 2018, we began repurchasing the remaining $120 million of shares allowed by our 2017 capital plan.
We timely submitted our stress test results and 2018 capital plan to the FRB on April 5, 2018. In late June 2018, we plan to file a Form 8-K presenting the results of the 2018 DFAST exercise, conditional on the timing of the FRB’s publication of DFAST results.

ZIONS BANCORPORATION AND SUBSIDIARIES

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
A detailed discussion of Basel III requirements, including implications for the Company, is contained on page 9 in “Capital Standards – Basel Framework” under Part 1, Item 1 in our 2017 Annual Report on Form 10-K.
We met all capital adequacy requirements under the Basel III Capital Rules based upon phase-in rules as of March 31, 2018, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
Capital Management Actions
Total shareholders’ equity remained consistent and was $7.6 billion at March 31, 2018 compared to $7.7 billion at December 31, 2017. Total shareholders’ equity decreased by (1) $128 million from a decrease in the fair value of our AFS securities due largely to changes in the interest rate environment, (2) $115 million from repurchases of Company common stock, and (3) $47 million from common and preferred dividends. These decreases were offset by net income of $238 million.
During 2017 and the first three months of 2018, the market price of our common stock was higher than the exercise price of common stock warrants on our common stock and had a dilutive effect upon earnings per share. During the first three months of 2018, 1.0 million shares of common stock were issued from the cashless exercise of 3.2 million common stock warrants which would have expired on November 14, 2018. After these common stock warrant exercises, 29.3 million and 2.6 million common stock warrants, which expire on May 22, 2020 and November 14, 2018, respectively, remain outstanding.
The following schedule presents the diluted shares from the remaining common stock warrants at various Zions Bancorporation common stock market prices as of April 30, 2018, excluding the effect of changes in exercise cost and warrant share multiplier from the future payment of common stock dividends.
IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation Common Stock Market Price	Diluted Shares (000s)

$35.00	0
40.00	4,684
45.00	7,825
50.00	10,337
55.00	12,393
60.00	14,107
65.00	15,556
See Note 8 of the Notes to Consolidated Financial Statements for more information on our common stock warrants.
We paid $40 million in dividends on common stock during the first three months of 2018 compared with $17 million during the first three months of 2017. In April 2018, the Board of Directors declared a quarterly dividend of $0.24 per common share payable on May 24, 2018 to shareholders of record on May 17, 2018. We paid dividends on preferred stock of $9 million for the first three months of 2018 compared to $12 million during the first three

ZIONS BANCORPORATION AND SUBSIDIARIES

months of 2017. See Note 8 for additional detail about capital management transactions during the first three months of 2018.
Capital Ratios
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The following schedule shows the Company’s capital and performance ratios as of March 31, 2018, December 31, 2017, and March 31, 2017.
CAPITAL RATIOS

	March 31, 2018	December 31, 2017	March 31, 2017

Tangible common equity ratio[1]	9.3%	9.3%	9.3%
Tangible equity ratio[1]	10.1%	10.2%	10.4%
Average equity to average assets (three months ended)	11.5%	11.9%	12.0%
Basel III risk-based capital ratios[2]:
Common equity tier 1 capital	12.2%	12.1%	12.2%
Tier 1 leverage	10.5%	10.5%	10.8%
Tier 1 risk-based	13.3%	13.2%	13.6%
Total risk-based	14.8%	14.8%	15.3%
Return on average common equity (three months ended)	13.3%	6.3%	7.5%
Return on average tangible common equity (three months ended)[1]	15.5%	7.4%	8.8%

[1]	See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding these ratios.

[2]	Based on the applicable phase-in periods.
At March 31, 2018, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.9 billion and $7.7 billion, respectively, compared with $6.8 billion and $7.6 billion, respectively, at December 31, 2017. A more comprehensive discussion of our capital management is contained in our 2017 Annual Report on Form 10-K.

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$470	$548
Money market investments:
Interest-bearing deposits	717	782
Federal funds sold and security resell agreements	696	514
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $752 and $762)	768	770
Available-for-sale, at fair value	14,896	15,161
Trading account, at fair value	143	148
Total investment securities	15,807	16,079
Loans held for sale	90	44
Loans and leases, net of unearned income and fees	45,083	44,780
Less allowance for loan losses	473	518
Loans held for investment, net of allowance	44,610	44,262
Other noninterest-bearing investments	1,073	1,029
Premises, equipment and software, net	1,098	1,094
Goodwill and intangibles	1,016	1,016
Other real estate owned	5	4
Other assets	899	916
Total Assets	$66,481	$66,288
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$23,909	$23,886
Interest-bearing:
Savings and money market	25,473	25,620
Time	3,581	3,115
Total deposits	52,963	52,621
Federal funds and other short-term borrowings	4,867	4,976
Long-term debt	383	383
Reserve for unfunded lending commitments	51	58
Other liabilities	573	571
Total liabilities	58,837	58,609
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock, without par value; authorized 350,000 shares; issued and outstanding 197,050 and 197,532 shares	4,346	4,445
Retained earnings	2,999	2,807
Accumulated other comprehensive income (loss)	(267)	(139)
Total shareholders’ equity	7,644	7,679
Total liabilities and shareholders’ equity	$66,481	$66,288
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In millions, except shares and per share amounts)	Three Months Ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$497	$433
Interest on money market investments	6	4
Interest on securities	86	78
Total interest income	589	515
Interest expense:
Interest on deposits	20	13
Interest on short- and long-term borrowings	27	13
Total interest expense	47	26
Net interest income	542	489
Provision for loan losses	(40)	23
Net interest income after provision for loan losses	582	466
Noninterest income:
Service charges and fees on deposit accounts	42	42
Other service charges, commissions and fees	55	49
Wealth management and trust income	12	10
Loan sales and servicing income	6	7
Capital markets and foreign exchange	8	7
Customer-related fees	123	115
Dividends and other investment income	11	12
Securities gains, net	—	5
Other	4	—
Total noninterest income	138	132
Noninterest expense:
Salaries and employee benefits	269	261
Occupancy, net	31	34
Furniture, equipment and software, net	33	32
Credit-related expense	7	7
Provision for unfunded lending commitments	(7)	(5)
Professional and legal services	12	14
Advertising	5	5
FDIC premiums	13	12
Other	49	54
Total noninterest expense	412	414
Income before income taxes	308	184
Income taxes	70	45
Net income	238	139
Preferred stock dividends	(7)	(10)
Net earnings applicable to common shareholders	$231	$129
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	196,722	202,347
Diluted shares (in thousands)	210,243	210,405
Net earnings per common share:
Basic	$1.16	$0.63
Diluted	1.09	0.61
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017

Net income for the period	$238	$139
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(126)	12
Net unrealized gains on other noninterest-bearing investments	1	1
Net unrealized holding losses on derivative instruments	(3)	(1)
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	—	(1)
Other comprehensive income (loss)	(128)	11
Comprehensive income	$110	$150
See accompanying notes to consolidated financial statements.
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2017	$566	197,532	$4,445	$2,807	$(139)	$7,679
Net income for the period				238		238
Other comprehensive loss, net of tax					(128)	(128)
Cumulative effect adjustment, adoption of ASU 2014-09, Revenue from Contracts with Customers				1		1
Company common stock repurchased		(2,151)	(115)			(115)
Net shares issued from stock warrant exercises		1,042				—
Net activity under employee plans and related tax benefits		627	16			16
Dividends on preferred stock				(7)		(7)
Dividends on common stock, $0.20 per share				(40)		(40)
Balance at March 31, 2018	$566	197,050	$4,346	$2,999	$(267)	$7,644

Balance at December 31, 2016	$710	203,085	$4,725	$2,321	$(122)	$7,634
Net income for the period				139		139
Other comprehensive income, net of tax					11	11
Company common stock repurchased		(1,060)	(45)			(45)
Net activity under employee plans and related tax benefits		570	16			16
Dividends on preferred stock				(10)		(10)
Dividends on common stock, $0.08 per share				(15)		(15)
Balance at March 31, 2017	$710	202,595	$4,696	$2,435	$(111)	$7,730
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$238	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(47)	18
Depreciation and amortization	43	37
Share-based compensation	13	12
Deferred income tax expense	13	13
Net decrease in trading securities	4	76
Net decrease (increase) in loans held for sale	(33)	36
Change in other liabilities	4	42
Change in other assets	48	21
Other, net	(8)	(14)
Net cash provided by operating activities	275	380
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in money market investments	(117)	(145)
Proceeds from maturities and paydowns of investment securities held-to-maturity	59	91
Purchases of investment securities held-to-maturity	(57)	(7)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	669	530
Purchases of investment securities available-for-sale	(612)	(3,113)
Net change in loans and leases	(311)	(117)
Net change in other noninterest-bearing investments	(31)	(74)
Purchases of premises and equipment	(28)	(50)
Proceeds from sales of other real estate owned	1	3
Other, net	(2)	2
Net cash used in investing activities	(429)	(2,880)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	347	241
Net change in short-term funds borrowed	(10)	1,811
Proceeds from debt over 90 days and up to one year	1,900	500
Repayments of debt over 90 days and up to one year	(2,000)	—
Repayment of long-term debt	—	(153)
Proceeds from the issuance of common stock	10	9
Dividends paid on common and preferred stock	(49)	(29)
Company common stock repurchased	(122)	(50)
Net cash provided by financing activities	76	2,329
Net decrease in cash and due from banks	(78)	(171)
Cash and due from banks at beginning of period	548	737
Cash and due from banks at end of period	$470	$566
Cash paid for interest	$44	$22
Net cash paid (refunds received) for income taxes	1	(6)
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	3	2
Loans held for investment reclassified to loans held for sale, net	15	35
Available-for-sale securities purchased, not settled	—	56
Held-to-maturity securities purchased, not settled	—	31
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Zions Bancorporation (“the Parent”) and its majority-owned subsidiaries (collectively “the Company,” “Zions,” “we,” “our,” “us”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. References to GAAP, including standards promulgated by the Financial Accounting Standards Board, are made according to sections of the Accounting Standards Codification (“ASC”). Changes to the ASC are made with Accounting Standards Updates (“ASU”) that include consensus issues of the Emerging Issues Task Force. In certain cases, ASUs are issued jointly with International Financial Reporting Standards.
Operating results for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2017 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2017 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
Zions Bancorporation is a financial holding company headquartered in Salt Lake City, Utah, which owns and operates a commercial bank. The Parent and its subsidiaries (collectively “the Company”) provide a full range of banking and related services in 11 Western and Southwestern states through seven separately managed and branded units as follows: Zions Bank, in Utah, Idaho and Wyoming; Amegy Bank (“Amegy”), in Texas; California Bank & Trust (“CB&T”); National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”) which operates under that name in Washington and under the name The Commerce Bank of Oregon in Oregon. The Parent also owns and operates certain nonbank subsidiaries that engage in financial services.

ZIONS BANCORPORATION AND SUBSIDIARIES

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Company

ASU 2016-02, Leases (Topic 842)
The standard requires that a lessee recognize assets and liabilities for leases on the balance sheet. For leases with a term of 12 months or less, however, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. The standard also requires disclosures to better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.
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
		January 1, 2019	Our analysis suggests this guidance will not have a material impact on the Company’s financial statements, but we will continue to monitor its impact as we move closer to implementation.

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity (“HTM”) securities that are measured at amortized cost. The standard requires credit losses relating to available-for-sale (“AFS”) debt securities to be recorded through an allowance for credit loss (“ACL”) rather than a reduction of the carrying amount. It also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in current GAAP and expands certain disclosure requirements. Early adoption of the guidance is permitted as of January 1, 2019.

January 1, 2020
We have formed an implementation team led jointly by Credit and the Corporate Controller’s group, that also includes other lines of business and functions within the Company. The implementation team is developing models that can meet the requirements of the new guidance. While this standard may potentially have a material impact on the Company’s financial statements, we are still in process of conducting our evaluation.

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

January 1, 2018
We adopted this guidance using the modified retrospective transition method. There was no material impact at adoption to the Company’s consolidated financial statements. New disclosures are found in Footnote 10.

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
January 1, 2018
The transition adjustment upon adoption of this guidance was not material. We refined our valuation models to better account for an exit price, which does not impact our financial statements, but does have an impact on our disclosures, as provided in Footnote 3.

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
		January 1, 2018	We early adopted this guidance in the current quarter. The adoption of this guidance did not have a material impact on our consolidated financial statements at transition.

3.	FAIR VALUE
Fair Value Measurement
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For a discussion of the Company’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 3 of our 2017 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	March 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$25	$13,542	$—	$13,567
Municipal securities		1,305		1,305
Other debt securities		24		24
Total Available-for-sale	25	14,871	—	14,896
Trading account	35	108		143
Other noninterest-bearing investments:
Bank-owned life insurance		509		509
Private equity investments			100	100
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	107			107
Derivatives:
Interest rate swaps and forwards		1		1
Interest rate swaps for customers		21		21
Foreign currency exchange contracts	6			6
Total Assets	$173	$15,510	$118	$15,801
LIABILITIES
Securities sold, not yet purchased	$96	$—	$—	$96
Other liabilities:
Deferred compensation plan obligations	107			107
Derivatives:
Interest rate swaps for customers		52		52
Foreign currency exchange contracts	4			4
Total Liabilities	$207	$52	$—	$259
1 We used a third-party pricing service to measure fair value for approximately 91% of our AFS Level 2 securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

(In millions)	December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$25	$13,706	$—	$13,731
Municipal securities		1,334		1,334
Other debt securities		24		24
Money market mutual funds and other	71	1		72
Total Available-for-sale	96	15,065	—	15,161
Trading account		148		148
Other noninterest-bearing investments:
Bank-owned life insurance		507		507
Private equity investments			95	95
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	102			102
Derivatives:
Interest rate swaps and forwards		1		1
Interest rate swaps for customers		28		28
Foreign currency exchange contracts	9			9
Total Assets	$207	$15,749	$113	$16,069
LIABILITIES
Securities sold, not yet purchased	$95	$—	$—	$95
Other liabilities:
Deferred compensation plan obligations	102			102
Derivatives:
Interest rate swaps for customers		33		33
Foreign currency exchange contracts	7			7
Total Liabilities	$204	$33	$—	$237
1 We used a third-party pricing service to measure fair value for approximately 92% of our AFS Level 2 securities.
Level 3 Valuations
Private Equity Investments
Private equity investments (“PEIs”) are generally measured under Level 3. Certain investments that have converted to being publicly traded are measured under Level 1. The majority of these PEIs are held in Zions’ Small Business Investment Company (“SBIC”) and are early-stage venture investments. The fair value measurements of these investments are updated at least on a quarterly basis, including whenever a new round of financing occurs. Certain of these investments are measured using multiples of operating performance. The fair value measurements of PEIs are reviewed on a quarterly basis by the Securities Valuation Committee. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available.
Certain valuation analytics may be employed that include current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors. A significant change in the expected performance of the individual investment would result in a change in the fair value measurement of the investment. The amount of unfunded commitments to invest is disclosed in Note 5. Certain restrictions apply for the redemption of these investments and certain investments are prohibited by the Volcker Rule. See discussions in Note 5.

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
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended
	March 31, 2018		March 31, 2017
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of period	$95	$18	$73	$20
Securities gains, net	—	—	3	—
Purchases	5	—	7	—
Redemptions and paydowns	—	—	(5)	—
Balance at end of period	$100	$18	$78	$20
No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three months ended March 31, 2018 and 2017.
The reconciliation of Level 3 instruments includes the following realized gains in the statement of income:

(In millions)	Three Months Ended March 31,

	2018	2017

Securities gains, net	$—	$3
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In millions)	Fair value at March 31, 2018				Fair value at December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$—	$—	$—	$—	$1	$1
Impaired loans	—	22	—	22	—	9	—	9
Other real estate owned	—	1	—	1	—	—	—	—
Total	$—	$23	$—	$23	$—	$9	$1	$10

ZIONS BANCORPORATION AND SUBSIDIARIES

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In millions)	Three Months Ended March 31,
	2018	2017
ASSETS
Private equity investments	$—	$(1)
Impaired loans	(4)	(1)
Other real estate owned	(1)	—
Total	$(5)	$(2)
During the three months ended March 31, we recognized an insignificant amount of net gains in 2018 and 2017 from the sale of other real estate owned (“OREO”) properties that had a carrying value at the time of sale of approximately $1 million and $2 million during the three months ended March 31, 2018 and 2017, respectively. Previous to their sale in these periods, we recognized impairment on these properties of an insignificant amount in 2018 and 2017.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $10 million at March 31, 2018 and December 31, 2017. Amounts of other noninterest-bearing investments carried at cost were $373 million at March 31, 2018 and $338 million at December 31, 2017, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. Private equity investments accounted for using the equity method were $35 million at March 31, 2018 and $36 million at December 31, 2017.
Impaired (or nonperforming) loans that are collateral-dependent were measured at fair value based on the fair value of the collateral. OREO was measured initially at fair value based on collateral appraisals at the time of transfer and subsequently at the lower of cost or fair value. For additional information regarding the measurement of fair value for impaired loans, collateral-dependent loans, and OREO, see Note 3 of our 2017 Annual Report on Form 10-K.
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	March 31, 2018			December 31, 2017
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$768	$752	2	$770	$762	2
Loans and leases (including loans held for sale), net of allowance	44,700	43,802	3	44,306	44,226	3
Financial liabilities:
Time deposits	3,581	3,554	2	3,115	3,099	2
Other short-term borrowings	4,450	4,450	2	3,600	3,600	2
Long-term debt	383	384	2	383	402	2
This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. With the adoption of ASU 2016-01, we have updated our process for estimating the fair value for our loans and leases, net of allowance. Our updated process identifies an exit price using current origination rates, making certain adjustments based on credit and utilizing publicly available rates and indices. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2017 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	March 31, 2018
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$793	$(97)	$696	$—	$—	$696
Derivatives (included in other assets)	28	—	28	(5)	(5)	18
Total assets	$821	$(97)	$724	$(5)	$(5)	$714
Liabilities:
Federal funds and other short-term borrowings	$4,964	$(97)	$4,867	$—	$—	$4,867
Derivatives (included in other liabilities)	56	—	56	(5)	(2)	49
Total Liabilities	$5,020	$(97)	$4,923	$(5)	$(2)	$4,916

	December 31, 2017
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$809	$(295)	$514	$—	$—	$514
Derivatives (included in other assets)	38	—	38	(9)	(1)	28
Total assets	$847	$(295)	$552	$(9)	$(1)	$542
Liabilities:
Federal funds and other short-term borrowings	$5,271	$(295)	$4,976	$—	$—	$4,976
Derivatives (included in other liabilities)	40	—	40	(9)	(6)	25
Total Liabilities	$5,311	$(295)	$5,016	$(9)	$(6)	$5,001
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
Investment Securities
Securities are classified as HTM, AFS or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”). Realized gains and losses on AFS securities are determined by using the cost basis of each individual security. Trading securities are carried at fair value with gains and losses recognized in current period earnings. The purchase premiums and discounts for both HTM and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur,

ZIONS BANCORPORATION AND SUBSIDIARIES

the portion of the unamortized premium or discount associated with the principal reduction is recognized in interest income in the period the principal is reduced. Note 3 of our 2017 Annual Report on Form 10-K discusses the process to estimate fair value for investment securities.

	March 31, 2018
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$768	$5	$21	$752
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,826	—	23	1,803
Agency guaranteed mortgage-backed securities	9,835	7	262	9,580
Small Business Administration loan-backed securities	2,176	4	21	2,159
Municipal securities	1,328	2	25	1,305
Other debt securities	25	—	1	24
Total available-for-sale	15,215	13	332	14,896
Total investment securities	$15,983	$18	$353	$15,648

	December 31, 2017
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$770	$5	$13	$762
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,830	1	13	1,818
Agency guaranteed mortgage-backed securities	9,798	9	141	9,666
Small Business Administration loan-backed securities	2,227	10	15	2,222
Municipal securities	1,336	9	11	1,334
Other debt securities	25	—	1	24
Total available-for-sale debt securities	15,241	29	181	15,089
Money market mutual funds and other	72	—	—	72
Total available-for-sale	15,313	29	181	15,161
Total investment securities	$16,083	$34	$194	$15,923
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of March 31, 2018, by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION AND SUBSIDIARIES

	March 31, 2018
	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$180	$178	$1,906	$1,873
Due after one year through five years	370	364	4,585	4,485
Due after five years through ten years	159	154	4,645	4,544
Due after ten years	59	56	4,079	3,994
Total	$768	$752	$15,215	$14,896
The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	March 31, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$5	$257	$16	$300	$21	$557
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	13	885	10	851	23	1,736
Agency guaranteed mortgage-backed securities	93	4,523	169	4,418	262	8,941
Small Business Administration loan-backed securities	5	650	16	630	21	1,280
Municipal securities	15	873	10	218	25	1,091
Other	—	—	1	14	1	14
Total available-for-sale	126	6,931	206	6,131	332	13,062
Total	$131	$7,188	$222	$6,431	$353	$13,619

	December 31, 2017
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$3	$263	$10	$292	$13	$555
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	6	808	7	808	13	1,616
Agency guaranteed mortgage-backed securities	29	3,609	112	4,721	141	8,330
Small Business Administration loan-backed securities	3	408	12	649	15	1,057
Municipal securities	6	554	5	230	11	784
Other	—	—	1	14	1	14
Total available-for-sale	44	5,379	137	6,422	181	11,801
Total	$47	$5,642	$147	$6,714	$194	$12,356
At March 31, 2018 and December 31, 2017, respectively, 703 and 667 HTM and 2,811 and 2,262 AFS investment securities were in an unrealized loss position.
Other-Than-Temporary Impairment
The Company did not recognize any other-than-temporary impairment (“OTTI”) on its investment securities portfolio during the first quarter of 2018. We review investment securities on a quarterly basis for the presence of

ZIONS BANCORPORATION AND SUBSIDIARIES

OTTI. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At March 31, 2018, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. For additional information on our policy and evaluation process relating to OTTI, see Note 5 of our 2017 Annual Report on Form 10-K.
The following summarizes gains and losses that were recognized in the statement of income:

	Three Months Ended March 31,
	2018		2017
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Other noninterest-bearing investments	$1	$1	$10	$5
Net gains [1]		$—		$5
1 Net gains were recognized in securities gains, net in the statement of income.
Interest income by security type is as follows:

	Three Months Ended March 31,
(In millions)	2018			2017
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2	$4	$6	$3	$4	$7
Available-for-sale	73	6	79	66	5	71
Trading	1	—	1	—	—	—
Total	$76	$10	$86	$69	$9	$78

Investment securities with a carrying value of $2.0 billion at March 31, 2018 and $2.1 billion at December 31, 2017 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
Private Equity Investments
Effect of Volcker Rule
The Company’s PEIs are subject to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Volcker Rule of the Dodd-Frank Act prohibits banks and bank holding companies from holding PEIs, except for SBIC funds and certain other permitted exclusions, beyond a required deadline. The Federal Reserve Board (“FRB”) announced in December 2016 that it would allow banks to apply for an additional five-year extension beyond the July 21, 2017 deadline to comply with the Dodd-Frank Act requirement for these investments. The Company applied for and was granted an extension for its eligible PEIs. All positions in the remaining portfolio of PEIs are subject to the extended deadline or other applicable exclusions.
Of the recorded PEIs of $145 million at March 31, 2018, approximately $3 million remain prohibited by the Volcker Rule. At March 31, 2018, we have $35 million of unfunded commitments for PEIs, of which approximately $3 million relate to prohibited PEIs. We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements. See other discussions related to private equity investments in Note 3.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	March 31, 2018	December 31, 2017

Loans held for sale	$90	$44
Commercial:
Commercial and industrial	$14,125	$14,003
Leasing	371	364
Owner-occupied	7,345	7,288
Municipal	1,299	1,271
Total commercial	23,140	22,926
Commercial real estate:
Construction and land development	2,099	2,021
Term	9,023	9,103
Total commercial real estate	11,122	11,124
Consumer:
Home equity credit line	2,792	2,777
1-4 family residential	6,768	6,662
Construction and other consumer real estate	599	597
Bankcard and other revolving plans	488	509
Other	174	185
Total consumer	10,821	10,730
Total loans	$45,083	$44,780
Loan balances are presented net of unearned income and fees, which amounted to $65 million at both March 31, 2018 and December 31, 2017.
Owner-occupied and commercial real estate loans include unamortized premiums of approximately $16 million at both March 31, 2018 and December 31, 2017.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $214 million at March 31, 2018 and $220 million at December 31, 2017.
Loans with a carrying value of approximately $24.5 billion at March 31, 2018 and $25.6 billion at December 31, 2017 have been pledged at the Federal Reserve or the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $106 million and $316 million for the three months ended March 31, 2018 and 2017, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods was $165 million and $303 million, respectively. See Note 5 for further information regarding guaranteed securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The principal balance of sold loans for which we retain servicing was approximately $2.2 billion at both March 31, 2018 and December 31, 2017. Income from loans sold, excluding servicing, was $3 million and $4 million for the three months ended March 31, 2018 and 2017, respectively.
Allowance for Credit Losses
The allowance for credit losses (“ACL”) consists of the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”). The ALLL represents our estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. We also estimate a reserve for potential losses associated with off-balance sheet commitments, including standby letters of credit. We determine the RULC using the same procedures and methodologies that we use for the ALLL.
For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2017 Annual Report on Form 10-K.
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended March 31, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$371	$103	$44	$518
Additions:
Provision for loan losses	(40)	(1)	1	(40)
Deductions:
Gross loan and lease charge-offs	(20)	—	(6)	(26)
Recoveries	18	2	1	21
Net loan and lease charge-offs	(2)	2	(5)	(5)
Balance at end of period	$329	$104	$40	$473
Reserve for unfunded lending commitments
Balance at beginning of period	$48	$10	$—	$58
Provision charged to earnings	(8)	1	—	(7)
Balance at end of period	$40	$11	$—	$51
Total allowance for credit losses at end of period
Allowance for loan losses	$329	$104	$40	$473
Reserve for unfunded lending commitments	40	11	—	51
Total allowance for credit losses	$369	$115	$40	$524

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended March 31, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$420	$116	$31	$567
Additions:
Provision for loan losses	22	(3)	4	23
Deductions:
Gross loan and lease charge-offs	(51)	(1)	(5)	(57)
Recoveries	6	2	3	11
Net loan and lease (charge-offs) recoveries	(45)	1	(2)	(46)
Balance at end of period	$397	$114	$33	$544
Reserve for unfunded lending commitments
Balance at beginning of period	$54	$11	$—	$65
Provision credited to earnings	(4)	(1)	—	(5)
Balance at end of period	$50	$10	$—	$60
Total allowance for credit losses at end of period
Allowance for loan losses	$397	$114	$33	$544
Reserve for unfunded lending commitments	50	10	—	60
Total allowance for credit losses	$447	$124	$33	$604
The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	March 31, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$12	$2	$4	$18
Collectively evaluated for impairment	317	102	36	455
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$329	$104	$40	$473
Outstanding loan balances:
Individually evaluated for impairment	$264	$86	$75	$425
Collectively evaluated for impairment	22,866	11,030	10,741	44,637
Purchased loans with evidence of credit deterioration	10	6	5	21
Total	$23,140	$11,122	$10,821	$45,083

	December 31, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$26	$1	$4	$31
Collectively evaluated for impairment	345	102	40	487
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$371	$103	$44	$518
Outstanding loan balances:
Individually evaluated for impairment	$314	$69	$76	$459
Collectively evaluated for impairment	22,598	11,048	10,648	44,294
Purchased loans with evidence of credit deterioration	14	7	6	27
Total	$22,926	$11,124	$10,730	$44,780

ZIONS BANCORPORATION AND SUBSIDIARIES

Nonaccrual and Past Due Loans
Loans are generally placed on nonaccrual status when payment in full of principal and interest is not expected, or the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. For further discussion of our policies and processes regarding nonaccrual and past due loans, see Note 6 of our 2017 Annual Report on Form 10-K.
Nonaccrual loans are summarized as follows:

(In millions)	March 31, 2018	December 31, 2017

Loans held for sale	$26	$12
Commercial:
Commercial and industrial	$140	$195
Leasing	8	8
Owner-occupied	80	90
Municipal	1	1
Total commercial	229	294
Commercial real estate:
Construction and land development	5	4
Term	57	36
Total commercial real estate	62	40
Consumer:
Home equity credit line	14	13
1-4 family residential	54	55
Construction and other consumer real estate	1	—
Bankcard and other revolving plans	1	—
Other	—	—
Total consumer loans	70	68
Total	$361	$402

ZIONS BANCORPORATION AND SUBSIDIARIES

Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2018
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$90	$—	$—	$—	$90	$—	$26
Commercial:
Commercial and industrial	$14,029	$52	$44	$96	$14,125	$12	$94
Leasing	370	—	1	1	371	—	7
Owner-occupied	7,276	42	27	69	7,345	2	32
Municipal	1,299	—	—	—	1,299	—	1
Total commercial	22,974	94	72	166	23,140	14	134
Commercial real estate:
Construction and land development	2,094	1	4	5	2,099	—	—
Term	8,988	24	11	35	9,023	1	43
Total commercial real estate	11,082	25	15	40	11,122	1	43
Consumer:
Home equity credit line	2,782	4	6	10	2,792	—	6
1-4 family residential	6,731	15	22	37	6,768	—	25
Construction and other consumer real estate	594	5	—	5	599	—	1
Bankcard and other revolving plans	483	4	1	5	488	1	—
Other	173	1	—	1	174	—	—
Total consumer loans	10,763	29	29	58	10,821	1	32
Total	$44,819	$148	$116	$264	$45,083	$16	$209

	December 31, 2017
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$44	$—	$—	$—	$44	$—	$12
Commercial:
Commercial and industrial	$13,887	$60	$56	$116	$14,003	$13	$146
Leasing	363	1	—	1	364	—	8
Owner-occupied	7,219	29	40	69	7,288	4	49
Municipal	1,271	—	—	—	1,271	—	1
Total commercial	22,740	90	96	186	22,926	17	204
Commercial real estate:
Construction and land development	2,014	3	4	7	2,021	—	—
Term	9,079	13	11	24	9,103	2	25
Total commercial real estate	11,093	16	15	31	11,124	2	25
Consumer:
Home equity credit line	2,763	9	5	14	2,777	—	5
1-4 family residential	6,621	16	25	41	6,662	1	27
Construction and other consumer real estate	590	6	1	7	597	1	—
Bankcard and other revolving plans	506	2	1	3	509	1	—
Other	184	1	—	1	185	—	—
Total consumer loans	10,664	34	32	66	10,730	3	32
Total	$44,497	$140	$143	$283	$44,780	$22	$261

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

ZIONS BANCORPORATION AND SUBSIDIARIES

Credit Quality Indicators
In addition to the past due and nonaccrual criteria, we also analyze loans using loan risk-grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades assigned to loans follow our definitions of Pass, Special Mention, Sub-standard, and Doubtful, which are consistent with published definitions of regulatory risk classifications. For further discussion of our policies and processes regarding credit quality indicators and internal loan risk grading, see Note 6 of our 2017 Annual Report on Form 10-K.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality classifications are summarized as follows:

	March 31, 2018
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$13,296	$310	$518	$1	$14,125
Leasing	350	4	17	—	371
Owner-occupied	7,013	90	242	—	7,345
Municipal	1,281	—	18	—	1,299
Total commercial	21,940	404	795	1	23,140	$329
Commercial real estate:
Construction and land development	2,081	13	5	—	2,099
Term	8,769	112	142	—	9,023
Total commercial real estate	10,850	125	147	—	11,122	104
Consumer:
Home equity credit line	2,773	—	19	—	2,792
1-4 family residential	6,710	—	58	—	6,768
Construction and other consumer real estate	598	—	1	—	599
Bankcard and other revolving plans	486	—	2	—	488
Other	174	—	—	—	174
Total consumer loans	10,741	—	80	—	10,821	40
Total	$43,531	$529	$1,022	$1	$45,083	$473

	December 31, 2017
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$13,001	$395	$606	$1	$14,003
Leasing	342	6	16	—	364
Owner-occupied	6,920	93	275	—	7,288
Municipal	1,257	13	1	—	1,271
Total commercial	21,520	507	898	1	22,926	$371
Commercial real estate:
Construction and land development	2,002	15	4	—	2,021
Term	8,816	138	149	—	9,103
Total commercial real estate	10,818	153	153	—	11,124	103
Consumer:
Home equity credit line	2,759	—	18	—	2,777
1-4 family residential	6,602	—	60	—	6,662
Construction and other consumer real estate	596	—	1	—	597
Bankcard and other revolving plans	507	—	2	—	509
Other	185	—	—	—	185
Total consumer loans	10,649	—	81	—	10,730	44
Total	$42,987	$660	$1,132	$1	$44,780	$518

ZIONS BANCORPORATION AND SUBSIDIARIES

Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three months ended March 31, 2018 and 2017 was not significant. For additional information regarding our policies and methodologies used to evaluate impaired loans, see Note 6 of our 2017 Annual Report on Form 10-K.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three months ended March 31, 2018 and 2017:

	March 31, 2018
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$232	$96	$75	$171	$10
Owner-occupied	95	61	25	86	2
Municipal	1	1	—	1	—
Total commercial	328	158	100	258	12
Commercial real estate:
Construction and land development	8	4	1	5	—
Term	71	51	13	64	1
Total commercial real estate	79	55	14	69	1
Consumer:
Home equity credit line	22	13	7	20	—
1-4 family residential	69	29	29	58	4
Construction and other consumer real estate	2	1	1	2	—
Other	—	—	—	—	—
Total consumer loans	93	43	37	80	4
Total	$500	$256	$151	$407	$17

ZIONS BANCORPORATION AND SUBSIDIARIES

	December 31, 2017
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$293	$80	$142	$222	$24
Owner-occupied	120	79	23	102	2
Municipal	1	1	—	1	—
Total commercial	414	160	165	325	26
Commercial real estate:
Construction and land development	8	4	2	6	—
Term	56	36	12	48	—
Total commercial real estate	64	40	14	54	—
Consumer:
Home equity credit line	25	13	9	22	—
1-4 family residential	67	28	29	57	4
Construction and other consumer real estate	2	1	1	2	—
Other	1	1	—	1	—
Total consumer loans	95	43	39	82	4
Total	$573	$243	$218	$461	$30

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$148	$—	$393	$1
Owner-occupied	91	8	101	2
Municipal	1	—	1	—
Total commercial	240	8	495	3
Commercial real estate:
Construction and land development	5	—	13	—
Term	57	—	68	2
Total commercial real estate	62	—	81	2
Consumer:
Home equity credit line	20	—	21	—
1-4 family residential	55	—	54	1
Construction and other consumer real estate	2	—	3	—
Bankcard and other revolving plans	—	—	—	—
Other	—	—	1	—
Total consumer loans	77	—	79	1
Total	$379	$8	$655	$6
Modified and Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen the Company’s position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Company has granted a concession that it would not otherwise consider, are considered troubled debt restructurings (“TDRs”). For further discussion of our policies and processes regarding TDRs, see Note 6 of our 2017 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	March 31, 2018
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$—	$2	$—	$—	$25	$22	$49
Owner-occupied	1	—	—	—	10	15	26
Total commercial	1	2	—	—	35	37	75
Commercial real estate:
Construction and land development	—	—	—	—	—	1	1
Term	4	—	—	1	—	7	12
Total commercial real estate	4	—	—	1	—	8	13
Consumer:
Home equity credit line	—	2	8	—	—	3	13
1-4 family residential	1	—	6	1	2	30	40
Construction and other consumer real estate	—	1	—	—	—	1	2
Total consumer loans	1	3	14	1	2	34	55
Total accruing	6	5	14	2	37	79	143
Nonaccruing
Commercial:
Commercial and industrial	—	6	4	1	19	22	52
Owner-occupied	1	2	—	1	1	14	19
Municipal	—	1	—	—	—	—	1
Total commercial	1	9	4	2	20	36	72
Commercial real estate:
Term	1	—	—	—	—	3	4
Total commercial real estate	1	—	—	—	—	3	4
Consumer:
Home equity credit line	—	—	2	—	—	—	2
1-4 family residential	—	1	2	—	1	4	8
Total consumer loans	—	1	4	—	1	4	10
Total nonaccruing	2	10	8	2	21	43	86
Total	$8	$15	$22	$4	$58	$122	$229
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
Unfunded lending commitments on TDRs amounted to approximately $17 million at March 31, 2018 and $22 million at December 31, 2017.
The total recorded investment of all TDRs in which interest rates were modified below market was $103 million at March 31, 2018 and $120 million at December 31, 2017. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three months ended March 31, 2018 and 2017 was not significant.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing		Total
Commercial:
Commercial and industrial	$—	$1	$1	$—	$14	1,291	$14
Owner-occupied	—	1	1	—	2	5,405	2
Total commercial	—	2	2	—	16		16
Commercial real estate:
Term	—	—	—	—	2		2
Total commercial real estate	—	—	—	—	2		2
Total	$—	$2	$2	$—	$18		$18
Note: Total loans modified as TDRs during the 12 months previous to March 31, 2018 and 2017 were $111 million and $129 million, respectively.
At March 31, 2018 and December 31, 2017, the amount of foreclosed residential real estate property held by the Company was approximately $1 million and less than $1 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $7 million and $10 million, respectively.
Concentrations of Credit Risk
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. See Note 6 of our 2017 Annual Report on Form 10-K for further discussion of our evaluation of credit risk concentrations. See also Note 7 of our 2017 Annual Report on Form 10-K for a discussion of counterparty risk associated with the Company’s derivative transactions.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
Our objectives in using derivatives are to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider advisable, to manage exposure to interest rate movements or other identified risks, and/or to directly offset derivatives sold to our customers. For a detailed discussion of the use of and accounting policies regarding derivative instruments, see Note 7 of our 2017 Annual Report on Form 10-K.
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit-risk-related to our derivative contracts, see Note 7 of our 2017 Annual Report on Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At March 31, 2018, the fair value of our derivative liabilities was $56 million, for which we were required to pledge cash collateral of approximately $41 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at March 31, 2018, there would likely be no additional collateral required to be pledged. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared

ZIONS BANCORPORATION AND SUBSIDIARIES

through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at March 31, 2018 and December 31, 2017, and the related gain (loss) of derivative instruments for the three months ended March 31, 2018 and 2017 is summarized as follows:

	March 31, 2018			December 31, 2017
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$1,138	$—	$—	$1,138	$—	$—
Total derivatives designated as hedging instruments	1,138	—	—	1,138	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps and forwards	245	1	—	223	1	—
Interest rate swaps for customers [1]	4,979	21	52	4,550	28	33
Foreign exchange	374	6	4	913	9	7
Total derivatives not designated as hedging instruments	5,598	28	56	5,686	38	40
Total derivatives	$6,736	$28	$56	$6,824	$38	$40
1 Notional amounts include both the customer swaps and the offsetting derivative contracts.

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
(In millions)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments:
Cash flow hedges[1]:
Interest rate swaps	$(5)	$—			$(2)	$2
Derivatives not designated as hedging instruments:
Interest rate swaps and forward contracts			$—				$(1)
Interest rate swaps for customers			5				1
Foreign exchange			5				4
Total derivatives	$(5)	$—	$10	$—	$(2)	$2	$4	$—
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]
Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following March 31, 2018, we estimate that $(7) million will be reclassified from AOCI into interest income.

The fair value of derivative assets was reduced by a net credit valuation adjustment of $1 million and $2 million at March 31, 2018 and 2017, respectively. The adjustment for derivative liabilities was a decrease of $1 million at both March 31, 2018 and 2017. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

ZIONS BANCORPORATION AND SUBSIDIARIES

8.	LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-term debt is summarized as follows:

(In millions)	March 31, 2018	December 31, 2017

Subordinated notes	$247	$247
Senior notes	135	135
Capital lease obligations	1	1
Total	$383	$383
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or unamortized debt issuance costs. During the first quarter of 2017, $153 million of our 4.5% senior notes matured.
Repurchases of Company Common Stock
During the first three months of 2018, we continued our common stock buyback program and repurchased 2.2 million shares of common stock outstanding with a fair value of $115 million at an average price of $53.46 per share. During the first three months of 2017, we repurchased 1.1 million shares of common stock outstanding with a fair value of $45 million, at an average price of $42.43 per share. As of March 31, 2018, we had repurchased $345 million of our common stock at an average price of $49.28 per share, and have $120 million of buyback capacity remaining in our 2017 capital plan (which spans the timeframe of July 2017 to June 2018). In May 2018, we began repurchasing the remaining $120 million of shares allowed by our 2017 capital plan.
Common Stock Warrants
During the first quarter of 2018, 1.0 million shares of common stock were issued from the cashless exercise of 3.2 million common stock ZIONZ warrants. As of March 31, 2018, 2.6 million common stock ZIONZ warrants with an exercise price of $36.27 per share, were outstanding. These warrants expire on November 14, 2018 and were associated with the preferred stock issued under the Troubled Asset Relief Program which was redeemed in 2012. In addition, as of March 31, 2018, 29.3 million common stock ZIONW warrants, with an exercise price of $35.37, were outstanding. These warrants expire on May 22, 2020.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) was $(267) million at March 31, 2018 compared to $(139) million at December 31, 2017. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Three Months Ended March 31, 2018
Balance at December 31, 2017	$(114)	$(2)	$(23)	$(139)

OCI (loss) before reclassifications, net of tax	(126)	(2)	—	(128)
Amounts reclassified from AOCI, net of tax	—	—	—	—
OCI (loss)	(126)	(2)	—	(128)
Balance at March 31, 2018	$(240)	$(4)	$(23)	$(267)
Income tax benefit included in OCI (loss)	$(41)	$(1)	$—	$(42)
Three Months Ended March 31, 2017
Balance at December 31, 2016	$(93)	$2	$(31)	$(122)

OCI (loss) before reclassifications, net of tax	12	—	—	12
Amounts reclassified from AOCI, net of tax	—	(1)	—	(1)
OCI (loss)	12	(1)	—	11
Balance at March 31, 2017	$(81)	$1	$(31)	$(111)
Income tax expense included in OCI (loss)	$7	$(1)	$—	$6

ZIONS BANCORPORATION AND SUBSIDIARIES

	Amounts reclassified from AOCI [1]		Statement of income (SI) Balance sheet (BS)
(In millions)	Three Months Ended March 31,
Details about AOCI components	2018	2017		Affected line item

Net unrealized gains on derivative instruments	$—	$2	SI	Interest and fees on loans
Income tax expense	—	1
Amounts Reclassified from AOCI	$—	$1

[1]	Positive reclassification amounts indicate increases to earnings in the statement of income and decreases to balance sheet assets.

9.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	March 31, 2018	December 31, 2017

Net unfunded commitments to extend credit [1]	$20,080	$19,583
Standby letters of credit:
Financial	733	721
Performance	180	196
Commercial letters of credit	14	31
Total unfunded lending commitments	$21,007	$20,531

[1]	Net of participations
The Company’s 2017 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At March 31, 2018, the Company had recorded approximately $5 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $1 million attributable to the RULC and $4 million of deferred commitment fees.
At March 31, 2018, we had unfunded commitments for PEIs of approximately $35 million. These obligations have no stated maturity. PEIs related to these commitments that are prohibited by the Volcker Rule were $3 million at March 31, 2018. See related discussions about these investments in Note 5.
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
As of March 31, 2018, we were subject to the following material litigation and governmental inquiries:

•
a civil suit, Shou-En Wang v. CB&T, brought against us in the Superior Court for Los Angeles County, Central District in April 2016. The case relates to our depositor relationships with customers who were promoters of an

ZIONS BANCORPORATION AND SUBSIDIARIES

investment program that allegedly misappropriated investors’ funds. This case is in an early phase, with initial motion practice having been completed and discovery being underway.

•
a civil suit, McFarland as Trustee for International Manufacturing Group v. CB&T, et. al., brought against us in the United States Bankruptcy Court for the Eastern District of California in May 2016. The Trustee seeks to recover loan payments previously repaid to us by our customer, International Manufacturing Group (“IMG”), alleging that IMG, along with its principal, obtained loans and made loan repayments in furtherance of an alleged Ponzi scheme. Initial motion practice has been completed and discovery is underway.

•
a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in IMG seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi Scheme. This case is in an early phase with initial motion practice having been completed but discovery not having been commenced.

•
a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi Scheme. In December 2017, the District Court dismissed all claims against the Company. In January 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit. The appellate briefing process is underway and is scheduled to be completed in July 2018.

•
a Private Attorney General Act (“PAGA”) claim under California law, Lawson v. CB&T, brought against us in the Superior Court for the County of San Diego, California, in February 2016. In this case, the plaintiff alleges, on behalf of herself and other current or former employees of the Company who worked in California on a non-exempt basis, violations by the Company of California wage and hour laws. The case remains in the early stages of motion practice, to date mainly involving questions of venue and scope of employees covered by the PAGA claims. In March 2018, the Supreme Court of California granted review of an appeal from the intermediate appellate court decision requiring all aspects of the case to be heard in state court, rather than in arbitration.

•
a civil case, Lifescan Inc. and Johnson & Johnson Health Care Services v. Jeffrey Smith, et al., brought against us in the United States District Court for the District of New Jersey in December 2017. In this case, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Company which filed for bankruptcy protection in 2017. The case is in early phase, with initial motion practice underway.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of March 31, 2018, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $15 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
10. REVENUE RECOGNITION
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, we adopted the accounting guidance in Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) using the modified retrospective method applied to those contracts with customers which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605, “Revenue Recognition.” Upon adoption, the Company has elected to use the following optional exemptions that are permitted under the Topic 606, which have been applied consistently to all contracts within all reporting periods presented:

•	The Company recognizes the incremental cost of obtaining a contract as an expense, when incurred, if the amortization period of the asset that the Company would have recognized is one year or less.

•
For performance obligations satisfied over time, if the Company has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date, the Company will generally recognize revenue in the amount to which the Company has a right to invoice.

•
The Company does not generally disclose information about its remaining performance obligations for those performance obligations that have an original expected duration of one year or less, or where the Company recognizes revenue in the amount to which the Company has a right to invoice.

The cumulative effect of adopting Topic 606 did not have a material impact to retained earnings as of January 1, 2018. The adoption of Topic 606 resulted in changes to our accounting policies, business processes, and internal controls to support the recognition, measurement and disclosure requirements under Topic 606.
Revenue Recognition
We derive our revenue primarily from Interest Income on Loans and Securities, which was more than three-quarters of our revenue in the first quarter of 2018. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In addition, U.S. GAAP requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The following is a description of revenue from contracts with customers:

ZIONS BANCORPORATION AND SUBSIDIARIES

Service charges and fees on deposit accounts
Service charges and fees on deposit accounts typically consist of fees charged for providing customers with deposit services. These fees are primarily comprised of account analysis fees, insufficient funds fees, and other various fees on deposit accounts. Service charges on deposit accounts include fees earned in lieu of compensating balances, and fees earned for performing cash management services and other deposit account services. Service charges on deposit accounts in this revenue category are recognized over the period in which the related service is provided. Treasury Management fees are billed monthly based on services rendered for the month.
Other Service charges, commissions, and fees
Other service charges, commissions, and fees primarily consist of credit and debit card interchange fees, automated teller machine (“ATM”) services, and various account services such as wires, safe deposit box, check issuance and cashing services. Revenue is recognized as the services are rendered or upon completion of services.
Zions card fee income includes interchange income from credit and debit cards and net fees earned from processing card transactions for merchants. Card income is recognized as earned. Reward program costs are recorded when the rewards are earned by the customer and presented as a reduction to interchange income.
The following schedule provides the major income categories within “Other Service charges, commissions and fees” that are in scope of ASC 606 for the three months ended March 31, 2018:

	Three Months Ended March 31,
(In millions)	2018	2017

Card Fee Income	$33	$33
ATM Fees	2	2
Other service charges	4	4
Other Commissions and fees	5	3
Ending balance	$44	$42
Wealth management and trust income
Wealth management and trust income is comprised of a variety of products, including but not limited to: corporate and personal trust income, wealth management commissions, portfolio services, and advisory services. Revenue is recognized as the services are rendered or upon completion of services. Financial planning and estate services typically have performance obligations that are greater than 12 months, although the amount of future performance obligations are not significant.
Capital markets and foreign exchange
Capital markets and foreign exchange fees primarily consist of mutual fund distribution fees, municipal advisory services, and foreign exchange services provided to customers. Revenue is recognized as the services are rendered or upon completion of services.
Other noninterest income from contracts with customers
Other noninterest income from customers primarily consists of trust operations outsourcing and other various income streams. Revenue is recognized as the services are rendered or upon completion of services.
Disaggregation of Revenue
We provide services across different geographical areas, primarily in 11 Western U.S. States, under banking operations that have their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. The operating segment listed as “Other” includes the Parent, Zions Management Services Company, certain nonbank financial services subsidiaries, centralized back-office functions, and eliminations of transactions between the segments.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule sets forth the noninterest income and net revenue by operating segments for the three months ended March 31, 2018 and 2017:

	Zions Bank		Amegy		CB&T
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$15	$15	$11	$11	$7	$7
Other service charges, commissions, and fees	16	15	9	10	6	6
Wealth management and trust income	4	3	2	2	1	1
Capital markets and foreign exchange	2	1	(2)	(1)	2	1
Total noninterest income from contracts with customers (ASC 606)	37	34	20	22	16	15
Other noninterest income (Non-ASC 606 customer related)	(2)	1	12	7	4	2
Total customer-related fees	35	35	32	29	20	17
Other noninterest income (non-customer related)	—	—	—	—	1	—
Total noninterest income	35	35	32	29	21	17
Net interest income	168	157	129	114	132	110
Total income less interest expense	$203	$192	$161	$143	$153	$127

	NBAZ		NSB		Vectra
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$3	$3	$4	$4	$2	$2
Other service charges, commissions, and fees	2	3	3	2	3	3
Wealth management and trust income	1	1	1	1	—	—
Capital markets and foreign exchange	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	6	7	8	7	5	5
Other noninterest income (Non-ASC 606 customer related)	2	2	2	3	1	1
Total customer-related fees	8	9	10	10	6	6
Other noninterest income (non-customer related)	1	—	—	—	—	—
Total noninterest income	9	9	10	10	6	6
Net interest income	54	50	36	32	32	30
Total income less interest expense	$63	$59	$46	$42	$38	$36

	TCBW		Other		Consolidated Company
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$—	$—	$—	$—	$42	$42
Other service charges, commissions, and fees	1	1	4	2	44	42
Wealth management and trust income	—	—	3	2	12	10
Capital markets and foreign exchange	—	—	1	1	3	2
Total noninterest income from contracts with customers (ASC 606)	1	1	8	5	101	96
Other noninterest income (Non-ASC 606 customer related)	—	—	3	3	22	19
Total customer-related fees	1	1	11	8	123	115
Other noninterest income (non-customer related)	—	—	13	17	15	17
Total noninterest income	1	1	24	25	138	132
Net interest income	12	11	(21)	(15)	542	489
Total income less interest expense	$13	$12	$3	$10	$680	$621
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.

ZIONS BANCORPORATION AND SUBSIDIARIES

11.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and other retirement plans:

(In millions)	Three Months Ended March 31,
	2018	2017

Interest cost	$1	$2
Expected return on plan assets	(3)	(3)
Partial settlement loss	1	1
Amortization of net actuarial loss	—	1
Net periodic benefit cost (benefit)	$(1)	$1
As disclosed in our 2017 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

12.	INCOME TAXES
The effective income tax rate of 22.7% for the first quarter of 2018 was slightly lower than the 2017 first quarter rate of 24.5%. The income tax rate for the first quarter of 2018 was positively impacted by the decrease in the corporate federal income tax rate to 21% from 35% due to the Tax Cuts and jobs Act, which was effective January 1, 2018. This rate benefit was partially reduced by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums and certain fringe benefits as enacted by the new tax law. The relatively low tax rate for the first quarter of 2017 was primarily driven by a one-time $14 million benefit to tax expense related to state tax adjustments. The tax rates for the first quarters of 2018 and 2017 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance.
We had a net deferred tax asset (“DTA”) balance of $123 million at March 31, 2018, compared with $93 million at December 31, 2017. The increase in the net DTA resulted primarily from the increase of unrealized losses in OCI related to securities, the decrease in deferred tax liabilities related to premises and equipment and the deferred gain on a prior period debt exchange. Net charge-offs exceeding the provision for loan losses offset some of the overall increase in DTA.

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
As of March 31, 2018, our banking business is conducted through 7 locally managed and branded segments in distinct geographical areas. Performance assessment and resource allocation are based upon this geographical structure. Zions Bank operates 97 branches in Utah, 23 branches in Idaho, and one branch in Wyoming. Amegy operates 73 branches in Texas. CB&T operates 91 branches in California. NBAZ operates 58 branches in Arizona. NSB operates 49 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon.
The operating segment identified as “Other” includes the Parent, certain nonbank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments. The major components of net

ZIONS BANCORPORATION AND SUBSIDIARIES

interest income at the Bank’s back-office include the revenue associated with the investments securities portfolio and the offset of the FTP costs and benefits provided to the business segments.
The following schedule does not present total assets or income tax expense for each operating segment, but instead presents average loans, average deposits and income before income taxes because these are the metrics that management uses when evaluating performance and making decisions pertaining to the operating segments. The Parent’s net interest income includes interest expense on borrowed funds. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.
The accounting policies of the individual operating segments are the same as those of the Company. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
The following schedule presents selected operating segment information for the three months ended March 31, 2018 and 2017:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$168	$157	$129	$114	$132	$110	$54	$50	$36	$32
Provision for loan losses	(2)	35	(45)	1	2	(5)	2	1	—	(4)
Net interest income after provision for loan losses	170	122	174	113	130	115	52	49	36	36
Noninterest income	35	35	32	29	21	17	9	9	10	10
Noninterest expense	114	111	79	85	78	75	38	37	36	35
Income (loss) before income taxes	$91	$46	$127	$57	$73	$57	$23	$21	$10	$11
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$12,453	$12,488	$11,370	$10,637	$9,929	$9,306	$4,543	$4,262	$2,348	$2,338
Total average deposits	15,712	16,254	10,816	11,318	11,119	10,921	4,783	4,661	4,223	4,211
(In millions)	Vectra		TCBW		Other		Consolidated Company
	2018	2017	2018	2017	2018	2017	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$32	$30	$12	$11	$(21)	$(15)	$542	$489
Provision for loan losses	2	(3)	1	(1)	—	(1)	(40)	23
Net interest income after provision for loan losses	30	33	11	12	(21)	(14)	582	466
Noninterest income	6	6	1	1	24	25	138	132
Noninterest expense	27	25	5	5	35	41	412	414
Income (loss) before income taxes	$9	$14	$7	$8	$(32)	$(30)	$308	$184
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$2,794	$2,535	$1,052	$877	$375	$123	$44,864	$42,566
Total average deposits	2,711	2,791	1,073	1,100	1,556	956	51,993	52,212

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 9 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation’s 2017 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the first quarter of 2018:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

January	638,630	$54.32	634,848	$200,507,576
February	1,634,065	53.14	1,516,137	120,000,788
March	3,825	54.51	—	120,000,788
First quarter	2,276,520	53.48	2,150,985

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS
a)Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated July 8, 2014, incorporated by reference to Exhibit 3.1 of Form 8-K/A filed on July 18, 2014.	*

3.2	Restated Bylaws of Zions Bancorporation dated February 27, 2015, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2015.	*

10.1	Agreement and Plan of Merger, dated April 5, 2018, by and between Zions Bancorporation and ZB, N.A., incorporated by reference to Exhibit 2.1 of Form 8-K filed on April 10, 2018.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and March 31, 2017, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: May 9, 2018