Form 10-Q
period 2018-06-30
ZIONS BANCORPORATION /UT/
filed 2018-08-08
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, without par value, outstanding at July 31, 2018	194,402,811 shares

ZIONS BANCORPORATION AND SUBSIDIARIES

ZIONS BANCORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about future financial and operating results, the potential timing or consummation of the proposed merger of Zions Bancorporation with and into its wholly-owned bank subsidiary, ZB, National Association, (“ZB, N.A.” or the “Bank”) (the “restructuring”), receipt of the final report from the Financial Stability Oversight Council (“FSOC”), actions to be taken by Zions or receipt of any required approvals, or the anticipated benefits thereof, including without limitation, future financial and operating results. Actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis. Important risk factors that may cause such material differences include, but are not limited to:

•	the Company’s ability to successfully execute its business plans, manage its risks, and achieve its objectives, including its operating leverage goals and its capital plan;

•	risks and uncertainties related to the ability to obtain shareholder and regulatory approvals, or the possibility that such approvals may be delayed;

•	the ability of Zions Bancorporation to achieve anticipated benefits from the restructuring and from regulatory approvals;

•	legislative, regulatory and economic developments that may diminish or eliminate the anticipated benefits of the restructuring;

•
changes in local, national and international political and economic conditions, including without limitation the political and economic effects of the economic and fiscal imbalance in the United States (“U.S.”) and other countries, potential or actual downgrades in ratings of sovereign debt issued by the United States and other countries, and other major developments, including wars, military actions, and terrorist attacks;

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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

•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the United States Department of Treasury, the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”), the Securities and Exchange Commission, and the Consumer Financial Protection Bureau (“CFPB”);

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
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	BHC	Bank Holding Company
AFS	Available-for-Sale	bps	basis points
ALCO	Asset/Liability Committee	CB&T	California Bank & Trust, a division of ZB, N.A.
ALLL	Allowance for Loan and Lease Losses	CCAR	Comprehensive Capital Analysis and Review
Amegy	Amegy Bank, a division of ZB, N.A.	CFPB	Consumer Financial Protection Bureau
AOCI	Accumulated Other Comprehensive Income	CLTV	Combined Loan-to-Value Ratio
ASC	Accounting Standards Codification	CRE	Commercial Real Estate
ASU	Accounting Standards Update	DFAST	Dodd-Frank Act Stress Test
ATM	Automated Teller Machine	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

ZIONS BANCORPORATION AND SUBSIDIARIES

DTA	Deferred Tax Asset	OCI	Other Comprehensive Income
EaR	Earnings at Risk	OREO	Other Real Estate Owned
ERM	Enterprise Risk Management	OTTI	Other-Than-Temporary Impairment
EVE	Economic Value of Equity at Risk	PAGA	Private Attorney General Act
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	Parent	Zions Bancorporation
FDIC	Federal Deposit Insurance Corporation	PEI	Private Equity Investment
FTP	Funds Transfer Pricing	PPNR	Pre-provision Net Revenue
FHLB	Federal Home Loan Bank	ROC	Risk Oversight Committee
FRB	Federal Reserve Board	RULC	Reserve for Unfunded Lending Commitments
GAAP	Generally Accepted Accounting Principles	S&P	Standard and Poor's
HECL	Home Equity Credit Line	SBA	Small Business Administration
HTM	Held-to-Maturity	SBIC	Small Business Investment Company
IMG	International Manufacturing Group	TCBW	The Commerce Bank of Washington, a division of ZB, N.A.
LCR	Liquidity Coverage Ratio	TDR	Troubled Debt Restructuring
LIBOR	London Interbank Offered Rate	Tier 1	Common Equity Tier 1 (Basel III)
Municipalities	State and Local Governments	Topic 606	ASC Topic 606, “Revenue from Contracts with Customers”
NBAZ	National Bank of Arizona, a division of ZB, N.A.	U.S.	United States
NIM	Net Interest Margin	Vectra	Vectra Bank Colorado, a division of ZB, N.A.
NM	Not Meaningful	ZB, N.A.	ZB, National Association
NSB	Nevada State Bank, a division of ZB, N.A.	Zions Bank	Zions Bank, a division of ZB, N.A.
OCC	Office of the Comptroller of the Currency
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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017

Net earnings applicable to common shareholders (GAAP)		$187	$231	$114	$154
Adjustment, net of tax:
Amortization of core deposit and other intangibles		—	—	1	1
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$187	$231	$115	$155
Average common equity (GAAP)		$7,072	$7,061	$7,220	$7,143
Average goodwill and intangibles		(1,016)	(1,016)	(1,017)	(1,020)
Average tangible common equity (non-GAAP)	(b)	$6,056	$6,045	$6,203	$6,123
Number of days in quarter	(c)	91	90	92	91
Number of days in year	(d)	365	365	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	12.4%	15.5%	7.4%	10.2%

ZIONS BANCORPORATION AND SUBSIDIARIES

TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Dollar amounts in millions, except per share amounts)		June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017

Total shareholders’ equity (GAAP)		$7,621	$7,644	$7,679	$7,749
Goodwill and intangible		(1,015)	(1,016)	(1,016)	(1,019)
Tangible equity (non-GAAP)	(a)	6,606	6,628	6,663	6,730
Preferred stock		(566)	(566)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$6,040	$6,062	$6,097	$6,164
Total assets (GAAP)		$66,457	$66,481	$66,288	$65,446
Goodwill and intangible		(1,015)	(1,016)	(1,016)	(1,019)
Tangible assets (non-GAAP)	(c)	$65,442	$65,465	$65,272	$64,427
Common shares outstanding (thousands)	(d)	195,392	197,050	197,532	202,131
Tangible equity ratio (non-GAAP)	(a/c)	10.09%	10.12%	10.21%	10.45%
Tangible common equity ratio (non-GAAP)	(b/c)	9.23%	9.26%	9.34%	9.57%
Tangible book value per common share (non-GAAP)	(b/d)	$30.91	$30.76	$30.87	$30.50
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		Three Months Ended			Six Months Ended		Year Ended
		June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017	December 31, 2017

Noninterest expense (GAAP)	(a)	$428	$412	$405	$840	$819	$1,649
Adjustments:
Severance costs		1	—	—	(1)	5	7
Other real estate expense, net		—	—	—	1	—	(1)
Provision for unfunded lending commitments		7	(7)	3	—	(2)	(7)
Amortization of core deposit and other intangibles		—	—	2	1	3	6
Restructuring costs		—	—	1	—	2	4
Total adjustments	(b)	8	(7)	6	1	8	9
Adjusted noninterest expense (non-GAAP)	(a-b)= (c)	$420	$419	$399	$839	$811	$1,640
Net interest income (GAAP)	(d)	$548	$542	$528	$1,090	$1,017	$2,065
Fully taxable-equivalent adjustments		5	5	9	10	17	35
Taxable-equivalent net interest income (non-GAAP)[1]	(d+e)=f	553	547	537	1,100	1,034	2,100
Noninterest income (GAAP)	g	138	138	132	276	264	544
Combined income (non-GAAP)	(f+g)= (h)	691	685	669	1,376	1,298	2,644
Adjustments:
Fair value and nonhedge derivative income (loss)		—	1	—	2	(1)	(2)
Securities gains, net		1	—	2	1	7	14
Total adjustments	(i)	1	1	2	3	6	12
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)= (j)	$690	$684	$667	$1,373	$1,292	$2,632
Pre-provision net revenue	(h)-(a)	$263	$273	$264	$536	$479	$995
Adjusted PPNR (non-GAAP)	(j-c)	270	265	268	534	481	992
Efficiency ratio (non-GAAP)	(c/j)	60.9%	61.3%	59.8%	61.1%	62.8%	62.3%

ZIONS BANCORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS
Executive Summary
The Company reported net earnings applicable to common shareholders of $187 million, or $0.89 per diluted common share for the second quarter of 2018, compared with net earnings applicable to common shareholders of $154 million, or $0.73 per diluted common share for the second quarter of 2017, and $231 million, or $1.09 per diluted common share for the first quarter of 2018. The financial performance in the second quarter of 2018 reflects strong net interest income, customer-related fee income growth, progress on key initiatives and continued strong credit quality; the effect of these factors was tempered by modest linked-quarter loan growth.
Net income in the second quarter of 2018 increased from the second quarter of 2017 primarily due to a $20 million increase in net interest income and a $24 million decrease in income taxes, partially offset by a $23 million increase in noninterest expense. Net income also increased due to moderate noninterest income growth. Net income in the second quarter of 2018 decreased from the first quarter of 2018 primarily due to a negative provision for loan losses of $40 million in the first quarter and a $16 million increase in noninterest expense.
Net interest income increased from the second quarter of 2017 to the second quarter of 2018 due to increases in short-term interest rates that positively impacted loan yields and growth in our lending portfolio, partially offset by an increase in interest expense. When comparing the second quarter of 2018 to the second quarter of 2017, customer-related fees increased by 3%. During this same period comparison, salaries and employee benefits increased by $26 million due to increased incentive compensation resulting from stronger financial performance and increased salaries from higher headcount and annual merit increases.
Highlights from the Second Quarter of 2018
Net interest income, which is more than three-quarters of our revenue, improved by $20 million from $528 million in the second quarter of 2017, and by $6 million from $542 million in the first quarter of 2018, to $548 million in the second quarter of 2018. The increase from both prior periods was due to increases in short-term interest rates that positively impacted loan yields and growth in consumer and commercial loans, partially offset by an increase in interest expense. Net Interest Margin (“NIM”) was 3.56% in both the second and first quarters of 2018 compared with 3.52% in the second quarter of 2017. For more discussion on the changes in net interest income and NIM, including the positive impact of interest income recoveries, see “Net Interest Income” and “Net Interest Margin and Interest Rate Spreads.”
Adjusted PPNR of $270 million for the second quarter of 2018 was up $2 million, or 1%, from the second quarter of 2017. The prior year period included $16 million of interest income recoveries of at least $1 million per loan, while the current period included only $1 million of such recoveries. Adjusted for these interest income recoveries, the increase in adjusted PPNR would be 7%. The increase in PPNR reflects operating leverage improvement resulting from moderate loan growth and increases in short-term interest rates, partially offset by increased interest expense and noninterest expense from increased salaries and employee benefits. See “Noninterest Expense” for a discussion regarding the increased salary and employee benefits expense. The Company’s efficiency ratio was 60.9% in the second quarter of 2018 compared with 59.8% in the second quarter of 2017 and 61.3% in the first quarter of 2018. See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of adjusted PPNR.
Our average loan portfolio increased $2.0 billion, or 5%, since the second quarter of 2017. We have seen widespread growth across most products and geographies, with particular strength in municipal, 1-4 family residential and owner-occupied lending. We saw a decline in our commercial real estate (“CRE”) term portfolio, primarily due to payoffs and a decline in originations.
Asset quality has continued to improve during the past several quarters. Credit quality in the oil and gas-related portfolio continues to strengthen and it has remained strong in the rest of the lending portfolio. Overall, from the second quarter of 2017 to the second quarter of 2018, criticized, classified, and nonaccrual loans declined by $488 million, $370 million, and $144 million, respectively.

ZIONS BANCORPORATION AND SUBSIDIARIES

We continue to increase the return on- and of- capital. Return on average tangible common equity was 12.4% for the second quarter of 2018, up 220 basis points (“bps”) from the same prior year period. Regarding the return of capital, during the second quarter of 2018, the Company repurchased 2.1 million shares of common stock for $120 million, and has repurchased a total of 9.2 million shares of common stock for $465 million over the last 12 months. Dividends per common share were $0.24 in the second quarter of 2018, compared with $0.08 for the second quarter of 2017. In July 2018, the Company announced that its board of directors declared a regular quarterly dividend of $0.30 per common share, payable August 23, 2018 to shareholders of record on August 16, 2018. This represents an increase of 150% from the dividend paid in the year ago period, and a 25% increase over the dividend paid in the second quarter of 2018. Additionally, the Board approved a plan to repurchase $185 million of common shares during the third quarter of 2018. See “Capital Management” on page 33 for more information regarding the Company’s capital plan.
On July 18, 2018, the Company issued a press release announcing that it has been notified of the proposed decision by FSOC to grant its appeal for relief from the designation of Zions or its successor as a systemically important financial institution under the Dodd-Frank Act. Also, it announced that the Company has received approval from the OCC and FDIC to merge its holding company with and into its bank, ZB, N.A. The merger is expected to result in the elimination of duplicative regulatory efforts, leaving the OCC as the Company’s primary federal banking regulator. See “Capital Management” on page 33 for more information regarding the merger.
Areas of focus for 2018
In 2018, we are focused on ongoing initiatives related to Company profitability, including returns on equity. Both our profitability and returns on equity have improved in the second quarter of 2018 when compared with the second quarter of 2017, but declined slightly when compared with the first quarter of 2018. The decline was primarily a result a of the Company recording a negative $47 million provision for credit losses in the first quarter of 2018, compared with a $12 million provision in the second quarter of 2018. We continue to implement technology upgrades and process simplification to ensure current and future performance. See “Areas of focus for 2018” in our 2017 Annual Report on Form 10-K for a discussion of the major areas of emphasis in 2018.
Net Interest Income
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income increased to $548 million in the second quarter of 2018 from $528 million in the second quarter of 2017. The $20 million, or 4%, increase in net interest income was primarily due to a $45 million increase in interest and fees on loans resulting from increases in short-term interest rates and loan growth in consumer and commercial loans, partially offset by an increase to interest expense. Interest income in the second quarter of 2018 was positively impacted by $1 million of interest income recoveries of at least $1 million per loan compared with $16 million of such recoveries in the second quarter of 2017. Adjusting for these interest income recoveries, net interest income would have increased by $35 million, or 7%.
Interest expense increased $28 million from the second quarter of 2017 to the second quarter of 2018 due to a $15 million increase in interest on deposits due to higher rates paid and a $13 million increase in interest on short-term borrowings. We have remained disciplined in our deposit pricing, as over the past twelve months the Federal Reserve has increased the overnight benchmark Federal Funds rate by 75 bps, while the rate paid on the Company’s interest-bearing deposits increased 19 bps and the rate paid on total deposits increased 11 bps.
Net Interest Margin and Interest Rate Spreads
The NIM was 3.56% and 3.52% for the second quarters of 2018 and 2017, respectively, and 3.56% for the first quarter of 2018. Excluding the effect of the previously mentioned interest income recoveries and adjusting for the effect of the change to the corporate tax rate on fully taxable equivalent yields, the yield on interest-earning assets would have increased 34 bps from the same prior year period. Adjusting for the same items and $11 million of similar interest income recoveries in the first quarter of 2018 the NIM would have been 3.55% for the second quarter of 2018 compared with 3.39% for the second quarter of 2017 and 3.49% for the first quarter of 2018. The NIM for the second quarter of 2018, compared with the same prior year period, benefited from the recent increases

ZIONS BANCORPORATION AND SUBSIDIARIES

in short-term interest rates and deposit pricing discipline. Average interest-earning assets increased $1.2 billion from the second quarter of 2017 to the second quarter of 2018, with average rates improving 21 bps. Additionally, the NIM was negatively impacted 3 bps by the decrease in the corporate tax rate from 35% to 21%.
Average interest-bearing liabilities increased $1.4 billion in the second quarter of 2018 compared with the second quarter of 2017 as a result of increased interest-bearing deposits and wholesale borrowings to fund some of the balance sheet growth. The average rate on interest-bearing liabilities increased 31 bps during this same period due to rising interest rates and increased rates paid on deposits.
The average loan portfolio increased $2.0 billion, or 5%, between the second quarter of 2017 and the second quarter of 2018. Most of this growth was in municipal, 1-4 family residential, commercial and industrial, and owner-occupied loans. The average loan yield increased 19 bps over the same period, with increases in the average rates for commercial, CRE, and consumer loans of 24 bps, 20 bps, and 15 bps, respectively. Benchmark interest rates have increased several times beginning in the fourth quarter of 2015, which has had a positive impact on NIM and spreads, as our earning assets generally reprice quicker than our funding sources. A portion of our variable-rate loans were not affected by these changes primarily due to having longer reset frequencies, or because a substantial portion of our earning assets are tied to longer-term rate indices. The longer-term rates were impacted by a relatively flat yield curve during the last several quarters. We expect overall loan growth to be moderate.
Average available-for-sale (“AFS”) securities balances decreased $0.6 billion from the second quarter of 2017 to the second quarter of 2018. Yields on average AFS securities increased slightly by 3 bps over the same period, despite an increase in prepayments on Small Business Administration (“SBA”) loan-backed securities purchased at a premium. The increased yield was a result of rising market interest rates on variable-rate and recently purchased fixed-rate agency mortgage-backed securities.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised approximately 45% of average total deposits for both the second quarters of 2017 and 2018. Average total deposits were $52.9 billion for the second quarter of 2018 compared with $52.3 billion for the second quarter of 2017. Average interest-bearing deposits were $29.3 billion in the second quarter of 2018, compared with $28.5 billion for the same prior year period, and the average rate paid increased 19 bps. We have been selectively increasing deposit pricing, but we have not generally experienced significant pressure to increase all deposit rates. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers, particularly noninterest-bearing deposits, that provide us with a low cost of funds and have a positive impact on our NIM. Further information regarding deposit assumptions is discussed in “Interest Rate and Market Risk Management” on page 26.
As mentioned previously, the Company has used short-term Federal Home Loan Bank (“FHLB”) borrowings to fund some of its balance sheet growth. Average short-term borrowings increased $0.6 billion compared with the same prior year period and the average interest rate paid increased by 98 bps as a result of rising short-term interest rates.
The rate paid on total deposits and interest-bearing liabilities increased 19 bps from 0.21% for the second quarter of 2017 to 0.40% for the second quarter of 2018, primarily due to an increase in both the amount of wholesale funding and the rate paid on wholesale funding and deposits. The total cost of deposits for the second quarter of 2018 was 0.22%, compared with 0.11% for the second quarter of 2017.
The NIM was 3.56% and 3.45% for the first six months of 2018 and 2017, respectively. The increase in the year-to-date NIM was also due to the recent increases in short-term interest rates and deposit pricing discipline.
The spread on average interest-bearing funds was 3.26% and 3.36% for the second quarters of 2018 and 2017, respectively, and 3.29% and 3.30% for the first six months of 2018 and 2017, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM. Although the spread on interest-bearing funds decreased from the second quarter of 2017 to the second quarters of 2018, the

ZIONS BANCORPORATION AND SUBSIDIARIES

NIM still increased over the same period. This is because as interest rates continue to increase, the value of the noninterest-bearing deposits on the NIM also increases.
We expect the mix of interest-earning assets to continue to change over the next several quarters primarily due to growth in commercial loans, including municipal loans, in addition to growth in both CRE and non-oil and gas-related commercial and industrial loans. We anticipate this growth will be partially offset by continued modest reduction in the National Real Estate portfolio.
Interest rate spreads and margin are impacted by the mix of assets we hold, the composition of our loan and securities portfolios and the type of funding used. Assuming no additional increases in the Federal Funds rate or prepayment speeds of securities purchased at a premium, we expect the yield on the securities portfolio to increase slightly, as the cash flow from the portfolio is redeployed into securities with yields that are slightly accretive to the overall portfolio.
Our estimates of the Company’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 26.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,317	$7	2.02%	$1,572	$5	1.20%
Securities:
Held-to-maturity	780	7	3.60	788	8	3.97
Available-for-sale	14,745	78	2.14	15,386	81	2.11
Trading account	179	2	4.06	79	—	3.43
Total securities [2]	15,704	87	2.23	16,253	89	2.20
Loans held for sale	72	1	4.18	100	1	3.24
Loans and leases [3]
Commercial	23,275	272	4.68	21,885	242	4.44
Commercial real estate	11,075	136	4.94	11,236	133	4.74
Consumer	10,892	108	3.98	10,122	97	3.83
Total loans and leases	45,242	516	4.57	43,243	472	4.38
Total interest-earning assets	62,335	611	3.93	61,168	567	3.72
Cash and due from banks	546			795
Allowance for loan losses	(480)			(546)
Goodwill and intangibles	1,016			1,020
Other assets	3,088			2,974
Total assets	$66,505			$65,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,479	17	0.26%	$25,467	9	0.14%
Time	3,807	12	1.27	3,048	5	0.66
Total interest-bearing deposits	29,286	29	0.39	28,515	14	0.20
Borrowed funds:
Federal funds purchased and other short-term borrowings	4,927	24	1.92	4,302	10	0.94
Long-term debt	383	5	5.77	383	6	5.77
Total borrowed funds	5,310	29	2.19	4,685	16	1.34
Total interest-bearing liabilities	34,596	58	0.67	33,200	30	0.36
Noninterest-bearing deposits	23,610			23,819
Total deposits and interest-bearing liabilities	58,206	58	0.40	57,019	30	0.21
Other liabilities	661			565
Total liabilities	58,867			57,584
Shareholders’ equity:
Preferred equity	566			684
Common equity	7,072			7,143
Total shareholders’ equity	7,638			7,827
Total liabilities and shareholders’ equity	$66,505			$65,411
Spread on average interest-bearing funds			3.26%			3.36%
Taxable-equivalent net interest income and net yield on interest-earning assets		$553	3.56%		$537	3.52%

[1]
Rates are calculated using amounts in thousands and taxable-equivalent rates used where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.

[2]	Quarter-to-date interest on total securities includes $36 million and $35 million of premium amortization, as of June 30, 2018 and June 30, 2017, respectively.

[3]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,406	$13	1.85%	$1,777	$9	1.05%
Securities:
Held-to-maturity	784	14	3.57	817	16	3.93
Available-for-sale	14,846	159	2.16	14,709	155	2.12
Trading account	141	3	4.03	70	1	3.57
Total securities [2]	15,771	176	2.24	15,596	172	2.22
Loans held for sale	62	1	4.08	116	2	3.23
Loans and leases [3]
Commercial	23,158	538	4.69	21,747	467	4.33
Commercial real estate	11,070	264	4.81	11,238	251	4.50
Consumer	10,826	212	3.96	9,921	189	3.83
Total loans and leases	45,054	1,014	4.54	42,906	907	4.26
Total interest-earning assets	62,293	1,204	3.90	60,395	1,090	3.64
Cash and due from banks	569			884
Allowance for loan losses	(501)			(556)
Goodwill and intangibles	1,016			1,021
Other assets	3,059			2,963
Total assets	$66,436			$64,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,388	28	0.22%	$25,680	19	0.14%
Time	3,545	20	1.15	2,953	9	0.63
Total interest-bearing deposits	28,933	48	0.34	28,633	28	0.19
Borrowed funds:
Federal funds purchased and other short-term borrowings	5,315	45	1.71	3,617	15	0.85
Long-term debt	383	11	5.80	451	13	5.85
Total borrowed funds	5,698	56	1.99	4,068	28	1.40
Total interest-bearing liabilities	34,631	104	0.61	32,701	56	0.34
Noninterest-bearing deposits	23,514			23,641
Total deposits and interest-bearing liabilities	58,145	104	0.36	56,342	56	0.19
Other liabilities	658			598
Total liabilities	58,803			56,940
Shareholders’ equity:
Preferred equity	566			697
Common equity	7,067			7,070
Total shareholders’ equity	7,633			7,767
Total liabilities and shareholders’ equity	$66,436			$64,707
Spread on average interest-bearing funds			3.29%			3.30%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,100	3.56%		$1,034	3.45%

[1]
Rates are calculated using amounts in thousands and taxable-equivalent rates used where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.

[2]	Quarter-to-date interest on total securities includes $68 million and $66 million of premium amortization, as of June 30, 2018 and June 30, 2017, respectively.

[3]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION AND SUBSIDIARIES

Provision for Credit Losses
The provision for credit losses is the combination of both the provision for loan losses and the provision for unfunded lending commitments. Note 6 of our 2017 Annual Report on Form 10-K and “Credit Risk Management” on page 20 contains information on how we determine the appropriate level for the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”).
The provision for loan losses was $5 million in the second quarter of 2018, compared with $7 million in the same prior year period, and a negative provision of $40 million in the first quarter of 2018. The $5 million provision primarily reflects qualitative adjustments related to enhancements to our internal risk-grading system, increased economic uncertainty related to potential trade disruptions, and the potential credit impacts of rising interest rates, offset by net recoveries and improved credit quality metrics in the entire loan portfolio. During the first quarter of 2018, the provision for loan losses was negative as a result of improving credit quality, particularly in the oil and gas-related portfolio, and minimal incurred losses-to-date from Hurricane Harvey. Asset quality during the second quarter of 2018 continued to improve for the entire loan portfolio when compared with the second quarter of 2017, primarily due to improvements in the oil and gas-related portfolio and decreases in overall classified and nonperforming assets. Classified and nonaccrual loans in the total portfolio declined by $370 million and $144 million, respectively, from the second quarter of 2017. During the second quarter of 2018, there were net recoveries of $12 million, compared with net charge-offs of $7 million during the second quarter of 2017.
The provision for loan losses was a negative $35 million during the first six months of 2018, compared with $30 million during the first six months of 2017. This decrease was primarily as a result of the previously mentioned improving credit quality, particularly in the oil and gas-related portfolio, and minimal incurred losses-to-date from Hurricane Harvey during the first six months of 2018, as well as charge-offs related to an isolated event with a single, non-oil and gas-related borrower during the first six months of 2017. We have since had a partial recovery on the charge-off related to the isolated event from 2017.
During the second quarter of 2018, we recorded a $7 million provision for unfunded lending commitments, compared with a $3 million provision in the second quarter of 2017. This increase was due to increased unfunded lending commitments and a change in the mix of the portfolio. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings, and changes in credit quality.
The allowance for credit losses (“ACL”), which is the combination of both the ALLL and the RULC, decreased $59 million, when compared with the second quarter of 2017. This was mainly due to improved credit quality metrics and decreased net charge-offs in the total loan portfolio.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. For the second quarter of 2018, noninterest income increased $6 million, or 5%, compared with the second quarter of 2017. We believe a subtotal of customer-related fees provides a better view of income over which we have more direct control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses. The following schedule presents a comparison of the major components of noninterest income.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST INCOME

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2018	2017			2018	2017

Service charges and fees on deposit accounts	$42	$43	$(1)	(2)%	$84	$85	$(1)	(1)%
Other service charges, commissions and fees	55	56	(1)	(2)	110	105	5	5
Wealth management and trust income	14	10	4	40	25	20	5	25
Loan sales and servicing income	7	6	1	17	13	13	—	—
Capital markets and foreign exchange	7	6	1	17	15	13	2	15
Customer-related fees	125	121	4	3	247	236	11	5
Dividends and other investment income	11	10	1	10	22	22	—	—
Securities gains, net	1	2	(1)	(50)	1	7	(6)	(86)
Other	1	(1)	2	NM	6	(1)	7	NM
Total noninterest income	$138	$132	$6	5	$276	$264	$12	5
Customer-related fees increased $4 million, or 3%, from the second quarter of 2017 to the second quarter of 2018 primarily due to increased wealth management and trust income, loan syndication fees, and investment service fees. Wealth management and trust income increased by $4 million, or 40%, due to both increased corporate and personal trust income. Improvements in platform and product simplifications contributed to this increase. We have experienced a decrease in mortgage fees due to higher interest rates resulting in less originations and mortgage-related activity.
Customer-related fees increased $11 million, or 5% from the first six months of 2017 to the first six months of 2018. This increase was a result of the same factors as the increase from the second quarter of 2017 to the second quarter of 2018. Other noninterest income increased by $7 million from the first six months of 2017 to the first six months of 2018, primarily due to favorable credit valuations on client-related derivatives and net gains on sales of assets. Relative to second quarter results, we expect moderate growth in customer-related fees over the next twelve months.
Noninterest Expense
Noninterest expense increased by $23 million, or 6%, from the second quarter of 2017 to the second quarter of 2018. The Company remains focused on expense control efforts, while continuing to invest in technology and simplification initiatives; however, due to a lower-than-normal incentive compensation expense accrual in the same prior year period, as well as a higher than expected accrual in the current period due in part to stronger than expected credit quality performance, revenue growth, and overall profitability, the increase in noninterest expense was above our targeted growth rate of low single-digit percentage range relative to the prior year.
The following schedule presents a comparison of the major components of noninterest expense.

ZIONS BANCORPORATION AND SUBSIDIARIES

NONINTEREST EXPENSE

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2018	2017			2018	2017

Salaries and employee benefits	$266	$240	$26	11%	$535	$502	$33	7%
Occupancy, net	32	32	—	—	63	66	(3)	(5)
Furniture, equipment and software, net	32	32	—	—	65	64	1	2
Other real estate expense, net	—	—	—	NM	1	—	1	NM
Credit-related expense	7	8	(1)	(13)	13	15	(2)	(13)
Provision for unfunded lending commitments	7	3	4	(133)	—	(2)	2	100
Professional and legal services	14	14	—	—	26	28	(2)	(7)
Advertising	7	6	1	17	13	11	2	18
FDIC premiums	14	13	1	8	26	25	1	4
Other	49	57	(8)	(14)	98	110	(12)	(11)
Total noninterest expense	$428	$405	$23	6	$840	$819	$21	3
Adjusted noninterest expense [1]	$420	$399	$21	5	$839	$811	$28	3
1 For information on non-GAAP financial measures see “GAAP to Non-GAAP Reconciliations” on page 5
Salary and employee benefits expense was up $26 million in the second quarter of 2018 compared with the second quarter of 2017 primarily due to an $11 million increase in incentive compensation due to stronger financial performance relative to 2017, an $8 million increase in base salaries due to increased headcount and annual merit increases, and $3 million increases in base salaries and bonuses to be paid to certain employees as a result of the recent tax reform. The provision for unfunded lending commitments increased by $4 million, primarily due to increased unfunded lending commitments and a change in the mix of the portfolio. For further information see “Provision for Credit Losses” on page 14. Other noninterest expense decreased by $8 million, primarily due to reduced revenue sharing with the FDIC for certain loans purchased in 2009 as the agreement with the FDIC ended in the first quarter of 2018.
Net occupancy decreased by $3 million from the first six months of 2017 to the first six months of 2018 as additional rental income was received on a newly constructed building in Houston. Both credit-related fees and professional and legal services decreased by $2 million over the same year-to-date period as a result of lower fees related to repossessions and a decrease in consulting fees, respectively. Other changes between the first six months of 2018 and 2017 are due to the same factors as for the changes between the second quarters of 2018 and 2017.
Adjusted noninterest expense for the second quarter of 2018 increased $21 million, or 5%, to $420 million, compared with $399 million for the same prior year period. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items, which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of the efficiency ratio). The main variance between noninterest expense and adjusted noninterest expense for the second quarters of 2018 and 2017 is the provision for unfunded lending commitments, which were $7 million and $3 million, respectively. We still expect adjusted noninterest expense for 2018 to experience an increase in the low single-digit percentage range relative to the prior year.
Income Taxes
Income tax expense for the second quarter of 2018 was $56 million, compared with $80 million for the same prior year period. The effective tax rates were 22.1% and 32.3% for the second quarters of 2018 and 2017, respectively. Income tax expense for the first six months of 2018 was $126 million compared with $124 million for the first six months of 2017. The effective tax rates for these year-to-date periods were 22.5% and 28.7%, respectively. The tax rates for 2018 and 2017 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance. The income tax rate for 2018 was positively impacted by the decrease in the corporate federal income tax rate to 21% from 35% due to the Tax Cuts and Jobs Act, which was effective January 1, 2018. This rate benefit was partially reduced by the non-deductibility of FDIC premiums and certain fringe benefits as

ZIONS BANCORPORATION AND SUBSIDIARIES

enacted by the new tax law. The tax rate for 2017 was also driven by a one-time $14 million benefit to tax expense related to state tax adjustments and a one-time $4 million benefit due to changes in the carrying value of various state deferred tax items.
We had a net deferred tax asset (“DTA”) balance of $149 million at June 30, 2018, compared with $93 million at December 31, 2017. The increase in the net DTA resulted primarily from the increase of accrued compensation, unrealized losses in other comprehensive income (“OCI”) related to securities, the decrease in deferred tax liabilities related to premises and equipment, and the deferred gain on a prior period debt exchange. Net charge-offs exceeding the provision for loan losses offset some of the overall increase in DTA.
Preferred Dividends
Preferred dividends of $10 million during the second quarter of 2018 decreased $2 million when compared with the second quarter of 2017. This decrease was a result of our redemption of all outstanding shares of our 7.9% Series F preferred stock during the second quarter of 2017. The total one-time reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $2 million. The preferred stock redemption was also the reason for preferred dividends decreasing by $6 million from the first six months of 2017 to the first six months of 2018. Preferred dividends are expected to be $34 million for all of 2018.
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
For information regarding the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields, see the average balance sheet on page 12.
Average interest-earning assets were $62.3 billion for the first six months of 2018, compared with $60.4 billion for the first six months of 2017. Average interest-earning assets as a percentage of total average assets for the first six months of 2018 and 2017 were 94% and 93%, respectively.
Average loans were $45.1 billion and $42.9 billion for the first six months of 2018 and 2017, respectively. Average loans as a percentage of total average assets for the first six months of 2018 were 68%, compared with 66% in the same prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 21% to $1.4 billion for the first six months of 2018, compared with $1.8 billion for the first six months of 2017. Average securities increased by 1% for the first six months of 2018, compared with the first six months of 2017.
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenue for the Company. Refer to the “Liquidity Risk Management” section on page 29 for additional information on management of liquidity and funding and compliance with Basel III and Liquidity Coverage Ratio (“LCR”) requirements. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of our 2017 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	June 30, 2018			December 31, 2017
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$878	$878	$866	$771	$770	$762
Available-for-sale
U.S. Treasury securities	25	25	25	25	25	25
U.S. Government agencies and corporations:
Agency securities	1,683	1,683	1,657	1,830	1,830	1,818
Agency guaranteed mortgage-backed securities	9,667	9,831	9,538	9,605	9,798	9,666
Small Business Administration loan-backed securities	1,919	2,115	2,071	2,007	2,227	2,222
Municipal securities	1,197	1,333	1,312	1,193	1,336	1,334
Other debt securities	25	25	24	25	25	24
Total available-for-sale debt securities	14,516	15,012	14,627	14,685	15,241	15,089
Money market mutual funds and other	—	—	—	72	72	72
Total available-for-sale	14,516	15,012	14,627	14,757	15,313	15,161
Total	$15,394	$15,890	$15,493	$15,528	$16,083	$15,923
The amortized cost of investment securities at June 30, 2018 decreased by 1% from the balances at December 31, 2017.
The investment securities portfolio includes $496 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. The purchase premiums and discounts for both held-to-maturity (“HTM”) and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest income in the period the principal is reduced. For the six months ended June 30, 2018, premium amortization reduced the yield on securities by 93 bps compared with a 91 bps impact for the same period in 2017.
As of June 30, 2018, under the GAAP fair value accounting hierarchy, 0.2% of the $14.6 billion fair value of the AFS securities portfolio was valued at Level 1, 99.8% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2017, 1% of the $15.2 billion fair value of AFS securities portfolio was valued at Level 1, 99% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of our 2017 Annual Report on Form 10-K for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.
The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	June 30, 2018	December 31, 2017

Loans and leases	$1,388	$1,271
Held-to-maturity – municipal securities	878	770
Available-for-sale – municipal securities	1,312	1,334
Trading account – municipal securities	108	146
Unfunded lending commitments	153	152
Total direct exposure to municipalities	$3,839	$3,673

ZIONS BANCORPORATION AND SUBSIDIARIES

At June 30, 2018, one municipal loan with a balance of $1 million was on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and 79% of the outstanding loans and leases were originated by California Bank & Trust (“CB&T”), Zions Bank, and Vectra Bank Colorado (“Vectra”). See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at June 30, 2018 and December 31, 2017.
Loan Portfolio
For the first six months of 2018 and 2017, average loans accounted for 68% and 66%, respectively, of total average assets. As presented in the following schedule, the largest category was commercial and industrial loans, which constituted 31% of our loan portfolio at June 30, 2018.
LOAN PORTFOLIO

	June 30, 2018		December 31, 2017
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,134	31%	$14,003	31%
Leasing	358	1	364	1
Owner-occupied	7,365	16	7,288	16
Municipal	1,388	3	1,271	3
Total commercial	23,245	51	22,926	51
Commercial real estate:
Construction and land development	2,202	5	2,021	5
Term	8,771	20	9,103	20
Total commercial real estate	10,973	25	11,124	25
Consumer:
Home equity credit line	2,825	6	2,777	6
1-4 family residential	6,861	15	6,662	15
Construction and other consumer real estate	661	2	597	1
Bankcard and other revolving plans	490	1	509	1
Other	175	—	185	1
Total consumer	11,012	24	10,730	24
Total net loans	$45,230	100%	$44,780	100%
Loan portfolio growth during the first six months of 2018 was widespread across loan products and geographies with particular strength in municipal, 1-4 family residential, commercial and industrial, and owner-occupied loans. The impact of these increases was partially offset by a decrease in the CRE term portfolio.
Commercial owner-occupied loans also increased during the first six months of 2018; however, we experienced continued runoff and attrition of the National Real Estate portfolio. The National Real Estate business is a wholesale business that depends on loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
Other Noninterest-Bearing Investments
During the first six months of 2018, the Company increased its short-term borrowings with the FHLB by $50 million. This increase required a further investment in FHLB activity stock, which consequently increased by $31

ZIONS BANCORPORATION AND SUBSIDIARIES

million during the year. Aside from this increase, other noninterest-bearing investments remained relatively stable as set forth in the following schedule.
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	June 30, 2018	December 31, 2017

Bank-owned life insurance	$513	$506
Federal Home Loan Bank stock	185	154
Federal Reserve stock	156	184
Farmer Mac stock	50	43
SBIC investments	136	127
Non-SBIC investment funds	11	12
Other	3	3
Total other noninterest-bearing investments	$1,054	$1,029
Premises, Equipment and Software
Net premises, equipment and software increased $5 million, or 0.5%, during the first six months of 2018. The Company continues to capitalize certain costs related to its technology initiatives, but associated depreciation has also increased following the successful implementation, in 2017, of the first phase of our core lending and deposit systems replacement project.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Company. Average total deposits for the first six months of 2018 increased by 0.3%, compared with the first six months of 2017, with average interest-bearing deposits increasing by 1.0% and average noninterest-bearing deposits decreasing by 0.5%. The average interest rate paid for interest-bearing deposits was 15 bps higher during the first six months of 2018, compared with the first six months of 2017.
Demand and savings and money market deposits were 93% and 94% of total deposits at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018 and December 31, 2017, total deposits included $2.3 billion and $1.6 billion, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 29 for additional information on funding and borrowed funds.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of June 30, 2018, the principal balance of these loans was $570 million, and the guaranteed portion of these loans was $433 million. Most of these loans were guaranteed by the SBA.
The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	June 30, 2018	Percent guaranteed	December 31, 2017	Percent guaranteed

Commercial	$547	76%	$507	75%
Commercial real estate	14	79	14	75
Consumer	9	100	16	92
Total loans	$570	76	$537	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	June 30, 2018		December 31, 2017
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,637	11%	$2,807	12%
Retail trade [1]	2,376	10	2,257	10
Manufacturing	2,217	9	2,116	9
Finance and insurance	1,848	8	2,026	9
Wholesale trade	1,630	7	1,543	7
Healthcare and social assistance	1,581	7	1,556	7
Transportation and warehousing	1,308	6	1,343	6
Construction	1,201	5	1,094	5
Mining, quarrying, and oil and gas extraction	1,105	5	1,010	4
Hospitality and food services	947	4	932	4
Utilities [2]	938	4	905	4
Professional, scientific, and technical services	882	4	879	4
Other Services (except Public Administration)	881	4	896	4
Other [3]	3,694	16	3,562	15
Total	$23,245	100%	$22,926	100%

[1]	At June 30, 2018, 83% of retail trade consist of motor vehicle and parts dealers, gas stations, grocery stores, building material suppliers, and direct-to-consumer retailers.

[2]	Includes primarily utilities, power, and renewable energy.

[3]	No other industry group exceeds 3.5%.

ZIONS BANCORPORATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	6/30/2018	$1,072	$2,811	$508	$542	$1,483	$1,388	$444	$523	$8,771	79.9%
% of loan type		12.2%	32.0%	5.8%	6.2%	16.9%	15.8%	5.1%	6.0%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2018	2.4%	0.1%	0.2%	—%	0.1%	0.1%	0.2%	0.4%	0.4%
	12/31/2017	0.2%	0.1%	0.1%	0.2%	—%	0.2%	—%	0.8%	0.1%
≥ 90 days	6/30/2018	—%	0.1%	—%	—%	0.2%	0.1%	—%	0.2%	0.1%
	12/31/2017	0.2%	0.1%	0.1%	—%	—%	0.1%	—%	0.7%	0.1%
Accruing loans past due 90 days or more	6/30/2018	$—	$1	$—	$—	$—	$—	$—	$—	$1
	12/31/2017	1	1	—	—	—	—	—	—	2
Nonaccrual loans	6/30/2018	$3	$10	$—	$—	$18	$2	$—	$20	$53
	12/31/2017	4	7	1	2	17	1	4	—	36
Residential construction and land development
Balance outstanding	6/30/2018	$44	$293	$54	$3	$200	$34	$2	$7	$637	5.8%
% of loan type		6.9%	46.0%	8.5%	0.5%	31.4%	5.3%	0.3%	1.1%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2017	—%	—%	0.2%	—%	0.7%	—%	—%	—%	0.2%
≥ 90 days	6/30/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2017	—%	—%	—%	—%	0.1%	—%	—%	—%	—%
Accruing loans past due 90 days or more	6/30/2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2017	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2017	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	6/30/2018	$176	$324	$46	$89	$427	$336	$121	$46	$1,565	14.3%
% of loan type		11.3%	20.7%	2.9%	5.7%	27.3%	21.5%	7.7%	2.9%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2018	—%	—%	—%	—%	0.2%	—%	—%	—%	0.1%
	12/31/2017	0.1%	0.2%	—%	—%	0.2%	0.1%	—%	—%	0.1%
≥ 90 days	6/30/2018	—%	—%	—%	—%	0.2%	1.2%	—%	—%	0.3%
	12/31/2017	—%	—%	—%	—%	—%	1.3%	—%	—%	0.3%
Accruing loans past due 90 days or more	6/30/2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2017	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2018	$—	$—	$—	$—	$1	$4	$—	$—	$5
	12/31/2017	—	—	—	—	—	4	—	—	4
Total construction and land development	6/30/2018	$220	$617	$100	$92	$627	$370	$123	$53	$2,202
Total commercial real estate	6/30/2018	$1,292	$3,428	$608	$634	$2,110	$1,758	$567	$576	$10,973	100.0%

[1]	No other geography exceeds $90 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.
Approximately 17% of the CRE term loans consist of mini-perm loans as of June 30, 2018. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to

ZIONS BANCORPORATION AND SUBSIDIARIES

seven years. The remaining 83% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $169 million, or 11%, of the commercial construction and land development portfolio at June 30, 2018 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects.
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
We are engaged in Home Equity Credit Line (“HECL”) lending. At both June 30, 2018 and December 31, 2017, our HECL portfolio totaled $2.8 billion. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	June 30, 2018	December 31, 2017

Secured by first deeds of trust	$1,429	$1,406
Secured by second (or junior) liens	1,396	1,371
Total	$2,825	$2,777
At June 30, 2018, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 92% of our HECL portfolio is still in the draw period, and approximately 25% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The ratio of net charge-offs to average balances for the first six months of 2018 and 2017 for the HECL portfolio was 0.16% and (0.02)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.77% at June 30, 2018, compared with 0.93% at December 31, 2017.
Total nonaccrual loans at June 30, 2018 decreased $72 million from December 31, 2017, primarily in the commercial and industrial loan portfolio. However, nonaccrual loans slightly increased in the commercial real estate term loan portfolios. The largest total decrease in nonaccrual loans occurred at Amegy Bank (“Amegy”).
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
The following schedule sets forth our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	June 30, 2018	December 31, 2017

Nonaccrual loans [1]	$342	$414
Other real estate owned	5	4
Total nonperforming assets	$347	$418
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.77%	0.93%
Accruing loans past due 90 days or more	$5	$22
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.01%	0.05%
Nonaccrual loans and accruing loans past due 90 days or more	$347	$436
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	0.77%	0.97%
Accruing loans past due 30-89 days	$119	$120
Nonaccrual loans[1] current as to principal and interest payments	63.8%	65.9%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs decreased $45 million, or 20%, during the first six months of 2018. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	June 30, 2018	December 31, 2017

Restructured loans – accruing	$104	$139
Restructured loans – nonaccruing	77	87
Total	$181	$226
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

ZIONS BANCORPORATION AND SUBSIDIARIES

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017

Balance at beginning of period	$229	$298	$226	$251
New identified TDRs and principal increases	18	70	69	156
Payments and payoffs	(54)	(49)	(88)	(72)
Charge-offs	(2)	(10)	(3)	(13)
No longer reported as TDRs	(7)	(3)	(18)	(4)
Sales and other	(3)	(2)	(5)	(14)
Balance at end of period	$181	$304	$181	$304
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.
The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	Six Months Ended June 30, 2018	Twelve Months Ended December 31, 2017	Six Months Ended June 30, 2017

Loans and leases outstanding (net of unearned income)	$45,230	$44,780	$43,683
Average loans and leases outstanding (net of unearned income)	$45,054	$43,501	$42,906
Allowance for loan losses:
Balance at beginning of period	$518	$567	$567
Provision for loan losses	(35)	24	30
Charge-offs:
Commercial	30	118	82
Commercial real estate	—	9	2
Consumer	9	17	7
Total	39	144	91
Recoveries:
Commercial	38	46	23
Commercial real estate	5	14	11
Consumer	3	11	4
Total	46	71	38
Net loan and lease charge-offs (recoveries)	(7)	73	53
Balance at end of period	$490	$518	$544
Ratio of annualized net charge-offs to average loans and leases	(0.03)%	0.17%	0.25%
Ratio of allowance for loan losses to net loans and leases, at period end	1.08%	1.16%	1.25%
Ratio of allowance for loan losses to nonaccrual loans, at period end	143%	129%	115%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	141%	122%	110%
The total ALLL decreased during the first six months of 2018 by $28 million as a result of credit quality improvements in the total loan portfolio.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the

ZIONS BANCORPORATION AND SUBSIDIARIES

reserve are shown separately in the statement of income. At June 30, 2018, the reserve remained the same as at December 31, 2017, and decreased by $5 million from June 30, 2017.
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
In addition, we assume certain correlation rates, often referred to as a “deposit beta,” of interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation rate, while interest-on-checking accounts are assumed to have a lower correlation rate. Actual results may differ materially due to factors including competitive pricing, money supply, credit worthiness of the Company, and so forth; however, we use our historical experience as well as industry data to inform our assumptions.
The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule.
DEPOSIT ASSUMPTIONS

	June 30, 2018
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.0%	3.0%
Money market	1.4%	1.2%
Savings and interest-on-checking	2.6%	2.3%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	June 30, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(3.2)%	—%	3.0%	5.8%	8.6%

[1]	Assumes rates cannot go below zero in the negative rate shift.

ZIONS BANCORPORATION AND SUBSIDIARIES

For non-maturity interest-bearing deposits, the weighted average modeled beta is 36%. If the weighted average deposit beta increased to 46% it would decrease the EaR in the +200bps shock from 5.8% to 3.4%.
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
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest-bearing deposits, the weighted average modeled beta is 36%. If the weighted average deposit beta increased to 46% it would decrease the EVE in the +200bps shock from -3.9% to -6.0%.

	June 30, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	0.8%	—%	(2.2)%	(3.9)%	(5.5)%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2017 measures are presented in the following schedule. The changes in EVE measures are driven by a slight increase in the runoff assumption for noninterest-bearing deposits.

	December 31, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Economic Value of Equity	0.2%	—%	0.5%	0.3%	0.2%

[1]	Assumes rates cannot go below zero in the negative rate shift.
Our focus on business banking also plays a significant role in determining the nature of the Company’s asset-liability management posture. At June 30, 2018, $20 billion of the Company’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 93% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $1.0 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset-sensitivity is reduced due to $87 million of variable-rate loans being priced at floored rates at June 30, 2018, which were above the “index plus spread” rate by an average of 50 bps. At June 30, 2018, we also had $3.3 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $19 million were priced at floored rates, which were above the “index plus spread” rate by an average of 74 bps.
See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

ZIONS BANCORPORATION AND SUBSIDIARIES

Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.
At June 30, 2018, we had a relatively small amount, $207 million, of trading assets and $44 million of securities sold, not yet purchased, compared with $148 million and $95 million, respectively, at December 31, 2017.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the second quarter of 2018, the after-tax change in AOCI attributable to AFS securities decreased by $50 million, due largely to changes in the interest rate environment, compared with a $61 million increase in the same prior year period.
Market Risk – Equity Investments
Through our equity investment activities, we own equity securities that are publicly-traded. In addition, we own equity securities in companies and governmental entities, e.g., the Federal Reserve Bank and an FHLB, that are not publicly-traded. The accounting for equity investments may use the cost, fair value, equity, or full consolidation methods of accounting, depending on our ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below our investment costs, we are exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored and evaluated by the Company’s Equity Investment Committee consisting of members of management.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various Small Business Investment Company (“SBIC”) venture capital funds. Our equity exposure to these investments was approximately $136 million and $127 million at June 30, 2018 and December 31, 2017, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $11 million and $12 million at June 30, 2018 and December 31, 2017, respectively.
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
As of June 30, 2018, such prohibited PEIs amounted to $3 million, with an additional $3 million of unfunded commitments (see Note 5 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements.
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
Liquidity Regulation
Upon passage of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the Company is no longer subject to the Enhanced Prudential Standards for liquidity management (Reg. YY). However, the Company continues to perform liquidity stress tests and assess its portfolio of highly liquid assets (sufficient to cover 30-day funding needs under the stress scenarios).
Liquidity Management Actions
Consolidated cash, interest-bearing deposits held as investments, and security resell agreements at the Parent and its subsidiaries was $1.5 billion at June 30, 2018, compared with $1.6 billion at December 31, 2017 and $2.0 billion at June 30, 2017. During the first six months of 2018, sources of cash were primarily from (1) a net increase in deposits, (2) net cash provided by operating activities, and (3) a net decrease in investment securities. The primary uses of cash during the same period were (1) repayment of short-term debt, (2) loan originations, (3) repurchases of our common stock, and (4) dividends on common and preferred stock.
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
Cash and interest-bearing deposits held as investments at the Parent was $322 million at June 30, 2018, compared with $332 million at December 31, 2017 and $351 million at June 30, 2017. The primary uses of cash during the first six months of 2018 were repurchases of our common stock and dividends on our common and preferred stock. The primary sources of cash during the same period were from common dividends and return of common equity and preferred dividends received by the parent from its subsidiary bank.
During the first six months of 2018 and 2017, the Parent received common dividends and return of common equity totaling $325 million and $247 million, respectively, and preferred dividends totaling $26 million for both periods. At June 30, 2018, ZB, N.A had approximately $344 million available for the payment of dividends to the Parent under current capital regulations. The dividends that ZB, N.A. can pay are restricted by current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Parent and its subsidiary bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. On March 29, 2018, Kroll upgraded the Company’s senior unsecured debt rating to BBB+ from BBB, the Company’s subordinated debt rating to BBB from BBB-, and ZB, N.A.’s senior unsecured debt rating to A- from BBB+; after the upgrade, Kroll revised its outlook for both the Company and ZB, N.A. to stable from positive. On April 25, 2018, Standard and Poor’s (“S&P”) upgraded the Company’s senior unsecured debt rating to BBB from BBB-, the Company’s subordinated debt rating to BBB- from BB+, and ZB, N.A.’s senior unsecured debt rating to BBB+ from BBB; after the upgrade, S&P revised its outlook for both the Company and ZB, N.A. to stable from positive. All the credit rating agencies rate the Company’s and ZB, N.A.’s senior unsecured debt and subordinated debt at an investment-grade level.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents the Company’s and ZB, N.A.’s credit ratings as of July 31, 2018.
CREDIT RATINGS

	Company	ZB, N.A.	Company	ZB, N.A.	Company	ZB, N.A.
Rating agency	Outlook		Long-term issuer/senior debt rating		Subordinated debt rating	Short-term debt rating

S&P	Stable	Stable	BBB	BBB+	BBB-	A-2
Moody’s	Stable	Stable	Baa3	Baa3		P-2
Kroll	Stable	Stable	BBB+	A-	BBB	K2
The following schedule presents the Parent’s balance sheets as of June 30, 2018, December 31, 2017, and June 30, 2017.
PARENT ONLY CONDENSED BALANCE SHEETS

(In millions)	June 30, 2018	December 31, 2017	June 30, 2017
ASSETS
Cash and due from banks	$—	$—	$—
Interest-bearing deposits	322	332	351
Investment securities:
Available-for-sale, at fair value	28	30	37
Other noninterest-bearing investments	42	36	34
Investments in subsidiaries:
Commercial bank	7,551	7,620	7,688
Other subsidiaries	41	41	6
Other assets	50	32	73
Total assets	$8,034	$8,091	$8,189
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$30	$30	$58
Long-term debt:
Due to others	383	382	382
Total liabilities	413	412	440
Shareholders’ equity:
Preferred stock	566	566	566
Common stock	4,231	4,445	4,660
Retained earnings	3,139	2,807	2,572
Accumulated other comprehensive income (loss)	(315)	(139)	(49)
Total shareholders’ equity	7,621	7,679	7,749
Total liabilities and shareholders’ equity	$8,034	$8,091	$8,189
The Parent’s cash payments for interest, reflected in operating expenses, decreased to $11 million during the first six months of 2018 from $15 million during the first six months of 2017 due to the maturity of long-term debt during 2017. Additionally, the Parent paid approximately $104 million of total dividends on preferred stock and common stock for the first six months of 2018 compared with $55 million for the first six months of 2017. Dividends paid per common share have increased gradually from $0.08 in the second quarter of 2017 to $0.24 in the second quarter of 2018. In July 2018, the Board approved an increase of the quarterly common dividend to $0.30 per share.
At June 30, 2018, maturities of our long-term senior and subordinated debt ranged from June 2023 to September 2028.

ZIONS BANCORPORATION AND SUBSIDIARIES

Subsidiary Bank Liquidity
ZB, N.A.’s primary source of funding is its core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000. On a consolidated basis, the Company’s loan to total deposit ratio has remained consistent, and was 84% at June 30, 2018 compared with 85% at December 31, 2017, and 83% at June 30, 2017.
Total deposits increased by $1.0 billion to $53.6 billion at June 30, 2018, compared with $52.6 billion at December 31, 2017. This increase was a result of a $896 million and $121 million increase in time deposits and noninterest-bearing demand deposits, respectively, partially offset by a $58 million decrease in savings and money market deposits.
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
At June 30, 2018, the amount available for additional FHLB and Federal Reserve borrowings was approximately $13.9 billion, compared with $14.7 billion at December 31, 2017. Loans with a carrying value of approximately $24.4 billion at June 30, 2018 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings compared with $25.6 billion at December 31, 2017. At June 30, 2018, we had $3.7 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $3.6 billion of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2017. At June 30, 2018, our total investment in FHLB and Federal Reserve stock was $185 million and $156 million, respectively, compared with $154 million and $184 million at December 31, 2017.
Our investment activities can provide or use cash, depending on the asset-liability management posture taken. During the first six months of 2018, HTM and AFS investment securities’ activities resulted in a net decrease in investment securities and a net $120 million increase in cash, compared with a net $2.2 billion decrease in cash for the first six months of 2017.
Maturing balances in ZB, N.A.’s loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the first six months of 2018 resulted in a net cash outflow of $431 million compared with a net cash outflow of $1.0 billion for the first six months of 2017.
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
Periodic reviews, which include aspects of operational risk, are conducted by the Company’s Compliance Risk Management, Internal Audit and Credit Examination departments on a regular basis, and the Data Governance department also provide key data integrity and availability oversight. We are continually improving our oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported on a regular basis to enterprise management committees. As part of this process, and as a result of the number and sophistication of attempts to disrupt or penetrate our critical systems, we have

ZIONS BANCORPORATION AND SUBSIDIARIES

designated cyber risk a level one risk in our risk taxonomy, which places it at the highest level of oversight with our other top risks. For a more comprehensive discussion of operational risk management see our 2017 Annual Report on Form 10-K.
CAPITAL MANAGEMENT
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.
Stress Testing
As a bank holding company (“BHC”) with assets greater than $50 billion, prior to the enactment of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (described in the next paragraph), we were required by the Dodd-Frank Act to participate in annual stress tests known as the Dodd-Frank Act Stress Test (“DFAST”). In addition, we were required to participate in the Federal Reserve Board’s annual horizontal capital review/comprehensive capital analysis and review (“CCAR”) for large and non-complex firms (generally, BHCs, with assets between $50 billion and $250 billion). In our capital plan, we were required to forecast, under a variety of economic scenarios, our estimated regulatory capital ratios and our GAAP tangible common equity ratio. Under the implementing regulations for CCAR, BHCs may generally raise and redeem capital, pay dividends, and repurchase stock and take similar capital-related actions only under a capital plan as to which the FRB has not objected. We timely submitted our stress test results and 2018 capital plan (which spans the timeframe of July 2018 to June 2019) to the FRB on April 5, 2018. A detailed discussion of CCAR/DFAST requirements is contained on page 11 of the “Capital Planning and Stress Testing” section under Part 1, Item 1 in our 2017 Annual report on Form 10-K.
On June 21, 2018, the Company issued a press release stating that in accordance with the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, which was signed into law on May 24, 2018, Zions Bancorporation and other bank holding companies with assets of less than $100 billion are at this point in time no longer subject to the Federal Reserve's DFAST protocols. The Federal Reserve determined, accordingly, that it will not publicly release the results of its stress test for Zions Bancorporation, but authorized Zions to publish the Federal Reserve's results as communicated to the Company. The results of both stress tests reflect DFAST capital actions as defined in relevant regulations. The results of the Company’s stress tests demonstrate that the Company believes it has sufficient capital to withstand a severe hypothetical economic downturn, demonstrate the Company’s ample capital position, and are supportive of the Company’s ability to increase its total capital payout. Detailed disclosure of the stress test results can be found on the Company’s website. We expect to continue to utilize stress testing as the primary mechanism to inform our decisions on the appropriate level of capital, based upon actual and potentially adverse economic conditions.
On April 5, 2018, as part of an internal corporate restructuring to streamline and simplify its corporate structure, Zions Bancorporation and its wholly-owned bank subsidiary, ZB, N.A., entered into an Agreement and Plan of Merger, as amended and restated on July 10, 2018, pursuant to which the Company will be merged with and into the Bank, with the Bank continuing as the surviving entity. Following the restructuring, the Bank will be renamed “Zions Bancorporation, N.A.” Before the restructuring can be completed, holders of the Company’s common stock must approve the plan of merger. A special meeting of the holders of the Company’s common stock will be held on September 14, 2018, for that purpose.
Assuming the merger is approved by the Company’s shareholders and the restructuring is completed, the resulting banking organization would no longer be subject to duplicative examinations and other overlapping regulatory requirements, or the enhanced prudential standards established by the Board of Governors of the Federal Reserve System under Section 165 of the Dodd-Frank Act. The Company’s primary federal banking regulator would be the OCC. The Company would continue to be subject to examinations by the CFPB with respect to consumer financial regulations.

ZIONS BANCORPORATION AND SUBSIDIARIES

Capital Management Actions
During the second quarter of 2018, the Company repurchased 2.1 million shares of common stock for $120 million, and has repurchased a total of 9.2 million shares of common stock for $465 million over the last 12 months at an average price of $50.81 per share. In July 2018, the Company announced that the Board approved a plan to repurchase $185 million of common stock during the third quarter of 2018 and began the repurchases. However, the timing and amount of additional common share repurchases will be subject to various factors, including the Company's financial performance, business needs, and prevailing economic conditions. Shares may be purchased occasionally in the open market, through privately negotiated transactions, utilizing Rule 10b5-1 plans or otherwise.
As planned, our quarterly dividend on common stock increased to $0.24 per share during the second quarter of 2018. We paid $87 million in dividends on common stock during the first six months of 2018 compared with $32 million during the first six months of 2017. In July 2018, the Board of Directors declared a quarterly dividend of $0.30 per common share payable on August 23, 2018 to shareholders of record on August 16, 2018. We paid dividends on preferred stock of $17 million for the first six months of 2018 compared with $23 million during the first six months of 2017. The Company’s recently announced capital actions were reflected in the results of both the Company’s internal stress test results as well as the results communicated to the Company by the FRB with respect to the Federal Reserve’s stress test of Zions’ financial and capital strength. See Note 8 for additional detail about capital management transactions during the first six months of 2018.
Total shareholders’ equity remained consistent and was $7.6 billion at June 30, 2018 compared with $7.7 billion at both December 31, 2017 and June 30, 2017. Total shareholders’ equity decreased from December 31, 2017 by (1) $235 million from repurchases of Company common stock, (2) $176 million from a decrease in the fair value of our AFS securities due largely to changes in the interest rate environment, and (3) $104 million from common and preferred dividends. These decreases were offset by net income of $435 million.
Despite the previously mentioned share repurchases, the weighted average diluted shares increased by 1.1 million compared with the second quarter of 2017, primarily due to the dilutive impact of warrants that have been outstanding since 2008 (“TARP” warrants - NASDAQ: ZIONZ) and 2010 (NASDAQ: ZIONW) and employee equity grants. During 2017 and the first six months of 2018, the market price of our common stock was higher than the exercise price of common stock warrants on our common stock and had a dilutive effect upon earnings per share. During the first six months of 2018, 1.1 million shares of common stock were issued from the cashless exercise of 3.3 million common stock warrants which would have expired on November 14, 2018. As of June 30, 2018, the Company had 2.5 million and 29.3 million warrants outstanding of ZIONZ (TARP) and ZIONW warrants, respectively. The ZIONZ warrants expire on November 14, 2018 and the ZIONW warrants expire on May 22, 2020.
The following schedule presents the diluted shares from the remaining common stock warrants at various Zions Bancorporation common stock market prices as of July 31, 2018, excluding the effect of changes in exercise cost and warrant share multiplier from the future payment of common stock dividends.
IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation Common Stock Market Price	Diluted Shares (000s)

$35.00	0
40.00	4,900
45.00	8,014
50.00	10,506
55.00	12,545
60.00	14,244
65.00	15,682
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
We met all capital adequacy requirements under the Basel III Capital Rules based upon phase-in rules as of June 30, 2018, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
Capital Ratios
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. The following schedule shows the Company’s capital and performance ratios as of June 30, 2018, December 31, 2017, and June 30, 2017.
CAPITAL RATIOS

	June 30, 2018	December 31, 2017	June 30, 2017

Tangible common equity ratio[1]	9.2%	9.3%	9.6%
Tangible equity ratio[1]	10.1%	10.2%	10.4%
Average equity to average assets (three months ended)	11.5%	11.9%	12.0%
Basel III risk-based capital ratios[2]:
Common equity tier 1 capital	12.2%	12.1%	12.3%
Tier 1 leverage	10.5%	10.5%	10.5%
Tier 1 risk-based	13.3%	13.2%	13.4%
Total risk-based	14.8%	14.8%	15.1%
Return on average common equity (three months ended)	10.6%	6.3%	8.6%
Return on average tangible common equity (three months ended)[1]	12.4%	7.4%	10.2%

[1]	See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding these ratios.

[2]	Based on the applicable phase-in periods.
At June 30, 2018, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.9 billion and $7.7 billion, respectively, compared with $6.8 billion and $7.6 billion, respectively, at December 31, 2017. A more comprehensive discussion of our capital management is contained in our 2017 Annual Report on Form 10-K.
Consistent with its previous public statements on the matter, and subject to results of ongoing internal stress testing, we intend to reduce our capital ratios to levels similar to or slightly stronger than the median levels of our peer group. Assuming economic conditions remain generally stable, we intend to accomplish the reduction of our capital ratios in an orderly fashion over the next six to eight quarters. We expect to continue to utilize stress testing as the primary mechanism to inform our decisions on the appropriate level of capital, based upon actual and potentially adverse economic conditions.

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$468	$548
Money market investments:
Interest-bearing deposits	698	782
Federal funds sold and security resell agreements	558	514
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $866 and $762)	878	770
Available-for-sale, at fair value	14,627	15,161
Trading account, at fair value	207	148
Total investment securities	15,712	16,079
Loans held for sale	84	44
Loans and leases, net of unearned income and fees	45,230	44,780
Less allowance for loan losses	490	518
Loans held for investment, net of allowance	44,740	44,262
Other noninterest-bearing investments	1,054	1,029
Premises, equipment and software, net	1,099	1,094
Goodwill and intangibles	1,015	1,016
Other real estate owned	5	4
Other assets	1,024	916
Total Assets	$66,457	$66,288
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$24,007	$23,886
Interest-bearing:
Savings and money market	25,562	25,620
Time	4,011	3,115
Total deposits	53,580	52,621
Federal funds purchased and other short-term borrowings	4,158	4,976
Long-term debt	383	383
Reserve for unfunded lending commitments	58	58
Other liabilities	657	571
Total liabilities	58,836	58,609
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock, without par value; authorized 350,000 shares; issued and outstanding 195,392 and 197,532 shares	4,231	4,445
Retained earnings	3,139	2,807
Accumulated other comprehensive income (loss)	(315)	(139)
Total shareholders’ equity	7,621	7,679
Total liabilities and shareholders’ equity	$66,457	$66,288
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In millions, except shares and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$514	$469	$1,011	$902
Interest on money market investments	7	5	13	9
Interest on securities	85	84	170	162
Total interest income	606	558	1,194	1,073
Interest expense:
Interest on deposits	29	14	48	28
Interest on short- and long-term borrowings	29	16	56	28
Total interest expense	58	30	104	56
Net interest income	548	528	1,090	1,017
Provision for loan losses	5	7	(35)	30
Net interest income after provision for loan losses	543	521	1,125	987
Noninterest income:
Service charges and fees on deposit accounts	42	43	84	85
Other service charges, commissions and fees	55	56	110	105
Wealth management and trust income	14	10	25	20
Loan sales and servicing income	7	6	13	13
Capital markets and foreign exchange	7	6	15	13
Customer-related fees	125	121	247	236
Dividends and other investment income	11	10	22	22
Securities gains, net	1	2	1	7
Other	1	(1)	6	(1)
Total noninterest income	138	132	276	264
Noninterest expense:
Salaries and employee benefits	266	240	535	502
Occupancy, net	32	32	63	66
Furniture, equipment and software, net	32	32	65	64
Other real estate expense, net	—	—	1	—
Credit-related expense	7	8	13	15
Provision for unfunded lending commitments	7	3	—	(2)
Professional and legal services	14	14	26	28
Advertising	7	6	13	11
FDIC premiums	14	13	26	25
Other	49	57	98	110
Total noninterest expense	428	405	840	819
Income before income taxes	253	248	561	432
Income taxes	56	80	126	124
Net income	197	168	435	308
Preferred stock dividends	(10)	(12)	(17)	(23)
Preferred stock redemption	—	(2)	—	(2)
Net earnings applicable to common shareholders	$187	$154	$418	$283
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	195,583	201,822	196,149	202,083
Diluted shares (in thousands)	209,247	208,183	209,859	209,353
Net earnings per common share:
Basic	$0.95	$0.76	$2.11	$1.39
Diluted	0.89	0.73	1.97	1.34
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017

Net income for the period	$197	$168	$435	$308
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(50)	61	(175)	73
Net unrealized gains on other noninterest-bearing investments	2	1	3	2
Net unrealized holding gains (losses) on derivative instruments	—	1	(3)	—
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(1)	(1)	(1)	(2)
Other comprehensive income (loss)	(49)	62	(176)	73
Comprehensive income	$148	$230	$259	$381
See accompanying notes to consolidated financial statements.
ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2017	$566	197,532	$4,445	$2,807	$(139)	$7,679
Net income for the period				435		435
Other comprehensive loss, net of tax					(176)	(176)
Cumulative effect adjustment, adoption of ASU 2014-09, Revenue from Contracts with Customers				1		1
Company common stock repurchased		(4,301)	(235)			(235)
Net shares issued from stock warrant exercises		1,095				—
Net activity under employee plans and related tax benefits		1,066	21			21
Dividends on preferred stock				(17)		(17)
Dividends on common stock, $0.44 per share				(87)		(87)
Balance at June 30, 2018	$566	195,392	$4,231	$3,139	$(315)	$7,621

Balance at December 31, 2016	$710	203,085	$4,725	$2,321	$(122)	$7,634
Net income for the period				308		308
Other comprehensive income, net of tax					73	73
Preferred stock redemption	(144)		2	(2)		(144)
Company common stock repurchased		(2,158)	(90)			(90)
Net activity under employee plans and related tax benefits		1,204	23			23
Dividends on preferred stock				(23)		(23)
Dividends on common stock, $0.16 per share				(32)		(32)
Balance at June 30, 2017	$566	202,131	$4,660	$2,572	$(49)	$7,749
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$197	$168	$435	$308
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12	10	(35)	28
Depreciation and amortization	49	47	92	84
Share-based compensation	5	5	18	17
Deferred income tax expense (benefit)	(11)	(5)	2	8
Net decrease (increase) in trading securities	(63)	(22)	(59)	54
Net decrease (increase) in loans held for sale	(1)	53	(34)	89
Change in other liabilities	81	(63)	85	(21)
Change in other assets	(100)	12	(52)	33
Other, net	(6)	(10)	(14)	(24)
Net cash provided by operating activities	163	195	438	576
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	157	530	40	385
Proceeds from maturities and paydowns of investment securities held-to-maturity	55	75	114	166
Purchases of investment securities held-to-maturity	(165)	(66)	(222)	(73)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	735	630	1,404	1,160
Purchases of investment securities available-for-sale	(564)	(353)	(1,176)	(3,466)
Net change in loans and leases	(120)	(919)	(431)	(1,036)
Net change in other noninterest-bearing investments	27	(29)	(4)	(103)
Purchases of premises and equipment	(26)	(44)	(54)	(94)
Other, net	1	3	—	8
Net cash provided by (used in) investing activities	100	(173)	(329)	(3,053)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	618	(1,099)	965	(858)
Net change in short-term funds borrowed	(709)	205	1,181	2,015
Proceeds from debt over 90 days and up to one year	—	1,250	—	1,750
Repayments of debt over 90 days and up to one year	—	(250)	(2,000)	(250)
Cash paid for preferred stock redemption	—	(144)	—	(144)
Repayment of long-term debt	—	—	—	(153)
Proceeds from the issuance of common stock	7	9	17	18
Dividends paid on common and preferred stock	(55)	(26)	(104)	(55)
Company common stock repurchased	(126)	(52)	(248)	(102)
Net cash provided by (used in) financing activities	(265)	(107)	(189)	2,221
Net decrease in cash and due from banks	(2)	(85)	(80)	(256)
Cash and due from banks at beginning of period	470	566	548	737
Cash and due from banks at end of period	$468	$481	$468	$481
Cash paid for interest	$55	$30	$100	$52
Net cash paid for income taxes	90	128	91	122
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	3	2	6	4
Loans held for investment reclassified to loans held for sale, net	24	(12)	39	11
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2018

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
Operating results for the six months ended June 30, 2018 and 2017 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2017 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s 2017 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
Zions Bancorporation is a financial holding company headquartered in Salt Lake City, Utah, which owns and operates a commercial bank. The Parent and its subsidiaries (collectively “the Company”) provide a full range of banking and related services in 11 Western and Southwestern states through 7 separately managed and branded units as follows: Zions Bank, in Utah, Idaho and Wyoming; Amegy Bank (“Amegy”), in Texas; California Bank & Trust (“CB&T”); National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”) which operates under that name in Washington and under the name The Commerce Bank of Oregon in Oregon. The Parent also owns and operates certain nonbank subsidiaries that engage in financial services.

ZIONS BANCORPORATION AND SUBSIDIARIES

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Company

ASU 2016-02, Leases (Topic 842) and subsequent related ASUs
The standard requires that a lessee recognize assets and liabilities for leases on the balance sheet. For leases with a term of 12 months or less, however, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. The standard also requires disclosures to better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.
January 1, 2019
Upon adoption of the standard, we currently estimate the right-of-use asset to be between $200-$250 million. This estimate may change depending on the Company’s lease activity. The implementation team is working on gathering all key lease data elements to meet the requirements of the new guidance. Additionally, we are implementing new lease software that will accommodate the new accounting requirements.

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

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity (“HTM”) securities that are measured at amortized cost. The standard requires credit losses relating to available-for-sale (“AFS”) debt securities to be recorded through an allowance for credit loss (“ACL”) rather than a reduction of the carrying amount. It also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in US GAAP and expands certain disclosure requirements. Early adoption of the guidance is permitted as of January 1, 2019.

January 1, 2020
We have formed an implementation team led jointly by Credit, Treasury, and the Corporate Controller’s group, that also includes other lines of business and functions within the Company. The implementation team is developing models that can meet the requirements of the new guidance. While this standard may potentially have a material impact on the Company’s financial statements, we are still in process of conducting our evaluation.

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
		January 1, 2018	We early adopted this guidance in the first quarter. The adoption of this guidance did not have a material impact on our consolidated financial statements at transition.

3.	FAIR VALUE
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	June 30, 2018
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$25	$13,266	$—	$13,291
Municipal securities		1,312		1,312
Other debt securities		24		24
Total Available-for-sale	25	14,602	—	14,627
Trading account	89	118		207
Other noninterest-bearing investments:
Bank-owned life insurance		513		513
Private equity investments			102	102
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	108			108
Derivatives:
Interest rate swaps and forwards		1		1
Interest rate swaps for customers		22		22
Foreign currency exchange contracts	6			6
Total Assets	$228	$15,256	$120	$15,604
LIABILITIES
Securities sold, not yet purchased	$44	$—	$—	$44
Other liabilities:
Deferred compensation plan obligations	108			108
Derivatives:
Interest rate swaps for customers		65		65
Foreign currency exchange contracts	5			5
Total Liabilities	$157	$65	$—	$222
1 We used a third-party pricing service to measure fair value for approximately 95% of our AFS Level 2 securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

(In millions)	December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$25	$13,706	$—	$13,731
Municipal securities		1,334		1,334
Other debt securities		24		24
Money market mutual funds and other	71	1		72
Total Available-for-sale	96	15,065	—	15,161
Trading account		148		148
Other noninterest-bearing investments:
Bank-owned life insurance		507		507
Private equity investments			95	95
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	102			102
Derivatives:
Interest rate swaps and forwards		1		1
Interest rate swaps for customers		28		28
Foreign currency exchange contracts	9			9
Total Assets	$207	$15,749	$113	$16,069
LIABILITIES
Securities sold, not yet purchased	$95	$—	$—	$95
Other liabilities:
Deferred compensation plan obligations	102			102
Derivatives:
Interest rate swaps for customers		33		33
Foreign currency exchange contracts	7			7
Total Liabilities	$204	$33	$—	$237
1 We used a third-party pricing service to measure fair value for approximately 92% of our AFS Level 2 securities.
Level 3 Valuations
Private Equity Investments
Private equity investments (“PEIs”) are generally measured under Level 3. Certain investments that have converted to being publicly-traded are measured under Level 1. The majority of these PEIs are held in Zions’ Small Business Investment Company (“SBIC”) and are early-stage venture investments. The fair value measurements of these investments are updated at least on a quarterly basis, including whenever a new round of financing occurs. Certain of these investments are measured using multiples of operating performance. The fair value measurements of PEIs are reviewed on a quarterly basis by the Securities Valuation Committee. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available.
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
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of period	$100	$18	$78	$20	$95	$18	$73	$20
Securities gains (losses), net	1	—	(1)	—	1	—	2	—
Other noninterest income	—	—	—	(1)	—	—	—	(1)
Purchases	1	—	5	—	6	—	12	—
Redemptions and paydowns	—	—	—	—	—	—	(5)	—
Balance at end of period	$102	$18	$82	$19	$102	$18	$82	$19
No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three and six months ended June 30, 2018 and 2017.
The reconciliation of Level 3 instruments includes the following realized gains and losses in the statement of income:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017

Securities gains (losses), net	$—	$—	$(3)	$3
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In millions)	Fair value at June 30, 2018				Fair value at December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$—	$—	$—	$—	$1	$1
Impaired loans	—	24	—	24	—	9	—	9
Other real estate owned	—	1	—	1	—	—	—	—
Total	$—	$25	$—	$25	$—	$9	$1	$10

ZIONS BANCORPORATION AND SUBSIDIARIES

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
ASSETS
Private equity investments	$—	$—	$—	$(1)
Impaired loans	(1)	(6)	(5)	(7)
Other real estate owned	—	—	(1)	—
Total	$(1)	$(6)	$(6)	$(8)
During the three months ended June 30, we recognized an insignificant amount of net gains in 2018 and 2017 from the sale of other real estate owned (“OREO”) properties. During the six months ended June 30, we recognized approximately $1 million of net gains in 2018 and an insignificant amount in 2017 from the sale of OREO properties that had a carrying value at the time of sale of approximately $2 million and $3 million during the six months ended June 30, 2018 and 2017, respectively. Previous to their sale in these periods, we recognized impairment on these properties of an insignificant amount in 2018 and 2017.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $10 million at both June 30, 2018 and December 31, 2017. Amounts of other noninterest-bearing investments carried at cost were $341 million at June 30, 2018 and $338 million at December 31, 2017, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. Private equity investments accounted for using the equity method were $38 million at June 30, 2018 and $36 million at December 31, 2017.
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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	June 30, 2018			December 31, 2017
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$878	$866	2	$770	$762	2
Loans and leases (including loans held for sale), net of allowance	44,824	43,715	3	44,306	44,226	3
Financial liabilities:
Time deposits	4,011	3,985	2	3,115	3,099	2
Other short-term borrowings	3,650	3,650	2	3,600	3,600	2
Long-term debt	383	390	2	383	402	2
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

ZIONS BANCORPORATION AND SUBSIDIARIES

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	June 30, 2018
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$607	$(49)	$558	$—	$—	$558
Derivatives (included in other assets)	29	—	29	(4)	(9)	16
Total assets	$636	$(49)	$587	$(4)	$(9)	$574
Liabilities:
Federal funds and other short-term borrowings	$4,207	$(49)	$4,158	$—	$—	$4,158
Derivatives (included in other liabilities)	70	—	70	(4)	(1)	65
Total Liabilities	$4,277	$(49)	$4,228	$(4)	$(1)	$4,223

	December 31, 2017
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$809	$(295)	$514	$—	$—	$514
Derivatives (included in other assets)	38	—	38	(9)	(1)	28
Total assets	$847	$(295)	$552	$(9)	$(1)	$542
Liabilities:
Federal funds and other short-term borrowings	$5,271	$(295)	$4,976	$—	$—	$4,976
Derivatives (included in other liabilities)	40	—	40	(9)	(6)	25
Total Liabilities	$5,311	$(295)	$5,016	$(9)	$(6)	$5,001
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

	June 30, 2018
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$878	$4	$16	$866
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,683	—	26	1,657
Agency guaranteed mortgage-backed securities	9,831	8	301	9,538
Small Business Administration loan-backed securities	2,115	1	45	2,071
Municipal securities	1,333	2	23	1,312
Other debt securities	25	—	1	24
Total available-for-sale	15,012	11	396	14,627
Total investment securities	$15,890	$15	$412	$15,493

	December 31, 2017
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$770	$5	$13	$762
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,830	1	13	1,818
Agency guaranteed mortgage-backed securities	9,798	9	141	9,666
Small Business Administration loan-backed securities	2,227	10	15	2,222
Municipal securities	1,336	9	11	1,334
Other debt securities	25	—	1	24
Total available-for-sale debt securities	15,241	29	181	15,089
Money market mutual funds and other	72	—	—	72
Total available-for-sale	15,313	29	181	15,161
Total investment securities	$16,083	$34	$194	$15,923
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of June 30, 2018, by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$295	$294	$1,773	$1,738
Due after one year through five years	380	376	4,444	4,330
Due after five years through ten years	147	143	4,565	4,445
Due after ten years	56	53	4,230	4,114
Total	$878	$866	$15,012	$14,627

ZIONS BANCORPORATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	June 30, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4	$259	$12	$306	$16	$565
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	16	899	10	655	26	1,554
Agency guaranteed mortgage-backed securities	118	4,531	183	4,175	301	8,706
Small Business Administration loan-backed securities	21	1,427	24	585	45	2,012
Municipal securities	14	860	9	216	23	1,076
Other	—	—	1	13	1	13
Total available-for-sale	169	7,717	227	5,644	396	13,361
Total	$173	$7,976	$239	$5,950	$412	$13,926

	December 31, 2017
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$3	$263	$10	$292	$13	$555
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	6	808	7	808	13	1,616
Agency guaranteed mortgage-backed securities	29	3,609	112	4,721	141	8,330
Small Business Administration loan-backed securities	3	408	12	649	15	1,057
Municipal securities	6	554	5	230	11	784
Other	—	—	1	14	1	14
Total available-for-sale	44	5,379	137	6,422	181	11,801
Total	$47	$5,642	$147	$6,714	$194	$12,356
At June 30, 2018 and December 31, 2017, respectively, 653 and 667 HTM and 4,317 and 2,262 AFS investment securities were in an unrealized loss position.
Other-Than-Temporary Impairment
The Company did not recognize any other-than-temporary impairment (“OTTI”) on its investment securities portfolio during the first six months of 2018. We review investment securities on a quarterly basis for the presence of OTTI. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At June 30, 2018, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. For additional information on our policy and evaluation process relating to OTTI, see Note 5 of our 2017 Annual Report on Form 10-K.

ZIONS BANCORPORATION AND SUBSIDIARIES

The following summarizes gains and losses that were recognized in the statement of income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Other noninterest-bearing investments	$4	$3	$4	$2	$6	$5	$14	$7
Net gains [1]		$1		$2		$1		$7
1 Net gains were recognized in securities gains, net in the statement of income.
Interest income by security type is as follows:

	Three Months Ended June 30,
(In millions)	2018			2017
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3	$3	$6	$2	$3	$5
Available-for-sale	70	7	77	71	7	78
Trading	2	—	2	1	—	1
Total	$75	$10	$85	$74	$10	$84

	Six Months Ended June 30,
(In millions)	2018			2017
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$5	$7	$12	$5	$7	$12
Available-for-sale	142	13	155	137	12	149
Trading	3	—	3	1	—	1
Total	$150	$20	$170	$143	$19	$162
Investment securities with a carrying value of $2.1 billion at both June 30, 2018 and December 31, 2017 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
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
Of the recorded PEIs of $151 million at June 30, 2018, approximately $3 million remain prohibited by the Volcker Rule. At June 30, 2018, we have $32 million of unfunded commitments for PEIs, of which approximately $3 million relate to prohibited PEIs. We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements. See other discussions related to private equity investments in Note 3.

ZIONS BANCORPORATION AND SUBSIDIARIES

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	June 30, 2018	December 31, 2017

Loans held for sale	$84	$44
Commercial:
Commercial and industrial	$14,134	$14,003
Leasing	358	364
Owner-occupied	7,365	7,288
Municipal	1,388	1,271
Total commercial	23,245	22,926
Commercial real estate:
Construction and land development	2,202	2,021
Term	8,771	9,103
Total commercial real estate	10,973	11,124
Consumer:
Home equity credit line	2,825	2,777
1-4 family residential	6,861	6,662
Construction and other consumer real estate	661	597
Bankcard and other revolving plans	490	509
Other	175	185
Total consumer	11,012	10,730
Total loans	$45,230	$44,780
Loan balances are presented net of unearned income and fees, which amounted to $62 million at June 30, 2018 and $65 million at December 31, 2017.
Owner-occupied and commercial real estate loans include unamortized premiums of approximately $15 million at June 30, 2018 and $16 million December 31, 2017.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $243 million at June 30, 2018 and $220 million at December 31, 2017.
Loans with a carrying value of approximately $24.4 billion at June 30, 2018 and $25.6 billion at December 31, 2017 have been pledged at the Federal Reserve or the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $206 million and $312 million for the three and six months ended June 30, 2018 and $234 million and $550 million for the three and six months ended June 30, 2017, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods was $235 million and $400 million for the three and six months ended June 30, 2018 and $176 million and $479 million for the three and six months ended June 30, 2017, respectively. See Note 5 for further information regarding guaranteed securities.

ZIONS BANCORPORATION AND SUBSIDIARIES

The principal balance of sold loans for which we retain servicing was approximately $2.2 billion at both June 30, 2018 and December 31, 2017. Income from loans sold, excluding servicing, was $4 million and $7 million for the three and six months ended June 30, 2018, and $4 million and $8 million for the three and six months ended June 30, 2017, respectively.
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
For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2017 Annual Report on Form 10-K.
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended June 30, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$329	$104	$40	$473
Provision for loan losses	(18)	15	8	5
Gross loan and lease charge-offs	10	—	3	13
Recoveries	20	3	2	25
Net loan and lease charge-offs (recoveries)	(10)	(3)	1	(12)
Balance at end of period	$321	$122	$47	$490
Reserve for unfunded lending commitments
Balance at beginning of period	$40	$11	$—	$51
Provision for unfunded lending commitments	3	4	—	7
Balance at end of period	$43	$15	$—	$58
Total allowance for credit losses at end of period
Allowance for loan losses	$321	$122	$47	$490
Reserve for unfunded lending commitments	43	15	—	58
Total allowance for credit losses	$364	$137	$47	$548

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$371	$103	$44	$518
Provision for loan losses	(58)	14	9	(35)
Gross loan and lease charge-offs	30	—	9	39
Recoveries	38	5	3	46
Net loan and lease charge-offs (recoveries)	(8)	(5)	6	(7)
Balance at end of period	$321	$122	$47	$490
Reserve for unfunded lending commitments
Balance at beginning of period	$48	$10	$—	$58
Provision for unfunded lending commitments	(5)	5	—	—
Balance at end of period	$43	$15	$—	$58
Total allowance for credit losses at end of period
Allowance for loan losses	$321	$122	$47	$490
Reserve for unfunded lending commitments	43	15	—	58
Total allowance for credit losses	$364	$137	$47	$548

	Three Months Ended June 30, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$397	$114	$33	$544
Provision for loan losses	9	(5)	3	7
Gross loan and lease charge-offs	31	1	3	35
Recoveries	18	8	2	28
Net loan and lease charge-offs (recoveries)	13	(7)	1	7
Balance at end of period	$393	$116	$35	$544
Reserve for unfunded lending commitments
Balance at beginning of period	$51	$9	$—	$60
Provision for unfunded lending commitments	3	—	—	3
Balance at end of period	$54	$9	$—	$63
Total allowance for credit losses at end of period
Allowance for loan losses	$393	$116	$35	$544
Reserve for unfunded lending commitments	54	9	—	63
Total allowance for credit losses	$447	$125	$35	$607

ZIONS BANCORPORATION AND SUBSIDIARIES

	Six Months Ended June 30, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$420	$116	$31	$567
Provision for loan losses	32	(9)	7	30
Gross loan and lease charge-offs	82	2	8	92
Recoveries	23	11	5	39
Net loan and lease charge-offs (recoveries)	59	(9)	3	53
Balance at end of period	$393	$116	$35	$544
Reserve for unfunded lending commitments
Balance at beginning of period	$54	$11	$—	$65
Provision for unfunded lending commitments	—	(2)	—	(2)
Balance at end of period	$54	$9	$—	$63
Total allowance for credit losses at end of period
Allowance for loan losses	$393	$116	$35	$544
Reserve for unfunded lending commitments	54	9	—	63
Total allowance for credit losses	$447	$125	$35	$607
The ALLL and outstanding loan balances according to the Company’s impairment method are summarized as follows:

	June 30, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$9	$5	$3	$17
Collectively evaluated for impairment	312	117	44	473
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$321	$122	$47	$490
Outstanding loan balances:
Individually evaluated for impairment	$217	$77	$76	$370
Collectively evaluated for impairment	23,028	10,896	10,936	44,860
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$23,245	$10,973	$11,012	$45,230

	December 31, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$26	$1	$4	$31
Collectively evaluated for impairment	345	102	40	487
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$371	$103	$44	$518
Outstanding loan balances:
Individually evaluated for impairment	$314	$69	$76	$459
Collectively evaluated for impairment	22,598	11,048	10,648	44,294
Purchased loans with evidence of credit deterioration	14	7	6	27
Total	$22,926	$11,124	$10,730	$44,780

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
Nonaccrual loans are summarized as follows:

(In millions)	June 30, 2018	December 31, 2017

Loans held for sale	$—	$12
Commercial:
Commercial and industrial	$142	$195
Leasing	7	8
Owner-occupied	63	90
Municipal	1	1
Total commercial	213	294
Commercial real estate:
Construction and land development	5	4
Term	53	36
Total commercial real estate	58	40
Consumer:
Home equity credit line	14	13
1-4 family residential	56	55
Construction and other consumer real estate	1	—
Bankcard and other revolving plans	—	—
Other	—	—
Total consumer loans	71	68
Total	$342	$402

ZIONS BANCORPORATION AND SUBSIDIARIES

Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2018
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$84	$—	$—	$—	$84	$—	$—
Commercial:
Commercial and industrial	$14,030	$59	$45	$104	$14,134	$3	$93
Leasing	356	1	1	2	358	—	7
Owner-occupied	7,324	19	22	41	7,365	—	36
Municipal	1,388	—	—	—	1,388	—	1
Total commercial	23,098	79	68	147	23,245	3	137
Commercial real estate:
Construction and land development	2,196	1	5	6	2,202	—	—
Term	8,726	36	9	45	8,771	1	43
Total commercial real estate	10,922	37	14	51	10,973	1	43
Consumer:
Home equity credit line	2,814	4	7	11	2,825	—	5
1-4 family residential	6,830	11	20	31	6,861	—	32
Construction and other consumer real estate	657	4	—	4	661	—	1
Bankcard and other revolving plans	486	3	1	4	490	1	—
Other	174	1	—	1	175	—	—
Total consumer loans	10,961	23	28	51	11,012	1	38
Total	$44,981	$139	$110	$249	$45,230	$5	$218

	December 31, 2017
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$44	$—	$—	$—	$44	$—	$12
Commercial:
Commercial and industrial	$13,887	$60	$56	$116	$14,003	$13	$146
Leasing	363	1	—	1	364	—	8
Owner-occupied	7,219	29	40	69	7,288	4	49
Municipal	1,271	—	—	—	1,271	—	1
Total commercial	22,740	90	96	186	22,926	17	204
Commercial real estate:
Construction and land development	2,014	3	4	7	2,021	—	—
Term	9,079	13	11	24	9,103	2	25
Total commercial real estate	11,093	16	15	31	11,124	2	25
Consumer:
Home equity credit line	2,763	9	5	14	2,777	—	5
1-4 family residential	6,621	16	25	41	6,662	1	27
Construction and other consumer real estate	590	6	1	7	597	1	—
Bankcard and other revolving plans	506	2	1	3	509	1	—
Other	184	1	—	1	185	—	—
Total consumer loans	10,664	34	32	66	10,730	3	32
Total	$44,497	$140	$143	$283	$44,780	$22	$261

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

ZIONS BANCORPORATION AND SUBSIDIARIES

Credit Quality Indicators
In addition to the past due and nonaccrual criteria, we also analyze loans using loan risk-grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades assigned to loans follow our definitions of Pass, Special Mention, Sub-standard, and Doubtful, which are consistent with published definitions of regulatory risk classifications. For further discussion of our policies and processes regarding credit quality indicators and internal loan risk-grading, see Note 6 of our 2017 Annual Report on Form 10-K.
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality classifications are summarized as follows:

	June 30, 2018
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$13,361	$288	$484	$1	$14,134
Leasing	339	5	14	—	358
Owner-occupied	7,077	59	229	—	7,365
Municipal	1,367	2	19	—	1,388
Total commercial	22,144	354	746	1	23,245	$321
Commercial real estate:
Construction and land development	2,190	7	5	—	2,202
Term	8,551	110	110	—	8,771
Total commercial real estate	10,741	117	115	—	10,973	122
Consumer:
Home equity credit line	2,807	—	18	—	2,825
1-4 family residential	6,799	—	62	—	6,861
Construction and other consumer real estate	659	—	2	—	661
Bankcard and other revolving plans	488	—	2	—	490
Other	174	—	1	—	175
Total consumer loans	10,927	—	85	—	11,012	47
Total	$43,812	$471	$946	$1	$45,230	$490

	December 31, 2017
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$13,001	$395	$606	$1	$14,003
Leasing	342	6	16	—	364
Owner-occupied	6,920	93	275	—	7,288
Municipal	1,257	13	1	—	1,271
Total commercial	21,520	507	898	1	22,926	$371
Commercial real estate:
Construction and land development	2,002	15	4	—	2,021
Term	8,816	138	149	—	9,103
Total commercial real estate	10,818	153	153	—	11,124	103
Consumer:
Home equity credit line	2,759	—	18	—	2,777
1-4 family residential	6,602	—	60	—	6,662
Construction and other consumer real estate	596	—	1	—	597
Bankcard and other revolving plans	507	—	2	—	509
Other	185	—	—	—	185
Total consumer loans	10,649	—	81	—	10,730	44
Total	$42,987	$660	$1,132	$1	$44,780	$518

ZIONS BANCORPORATION AND SUBSIDIARIES

Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three months ended June 30, 2018 and 2017 was not significant. For additional information regarding our policies and methodologies used to evaluate impaired loans, see Note 6 of our 2017 Annual Report on Form 10-K.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three and six months ended June 30, 2018 and 2017:

	June 30, 2018
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$189	$84	$53	$137	$8
Owner-occupied	64	39	18	57	1
Municipal	1	1	—	1	—
Total commercial	254	124	71	195	9
Commercial real estate:
Construction and land development	7	4	1	5	—
Term	63	33	24	57	4
Total commercial real estate	70	37	25	62	4
Consumer:
Home equity credit line	18	13	2	15	—
1-4 family residential	70	27	32	59	3
Construction and other consumer real estate	2	1	1	2	—
Other	—	—	—	—	—
Total consumer loans	90	41	35	76	3
Total	$414	$202	$131	$333	$16

	December 31, 2017
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$293	$80	$142	$222	$24
Owner-occupied	120	79	23	102	2
Municipal	1	1	—	1	—
Total commercial	414	160	165	325	26
Commercial real estate:
Construction and land development	8	4	2	6	—
Term	56	36	12	48	—
Total commercial real estate	64	40	14	54	—
Consumer:
Home equity credit line	25	13	9	22	—
1-4 family residential	67	28	29	57	4
Construction and other consumer real estate	2	1	1	2	—
Other	1	1	—	1	—
Total consumer loans	95	43	39	82	4
Total	$573	$243	$218	$461	$30

ZIONS BANCORPORATION AND SUBSIDIARIES

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$138	$—	$126	$—
Owner-occupied	54	—	55	8
Municipal	1	—	1	—
Total commercial	193	—	182	8
Commercial real estate:
Construction and land development	5	—	5	—
Term	58	—	53	—
Total commercial real estate	63	—	58	—
Consumer:
Home equity credit line	15	—	14	—
1-4 family residential	57	—	55	—
Construction and other consumer real estate	2	—	1	—
Other	—	—	—	—
Total consumer loans	74	—	70	—
Total	$330	$—	$310	$8

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$398	$4	$356	$4
Owner-occupied	109	1	102	4
Municipal	1	—	1	—
Total commercial	508	5	459	8
Commercial real estate:
Construction and land development	11	—	11	—
Term	59	7	60	9
Total commercial real estate	70	7	71	9
Consumer:
Home equity credit line	21	—	21	—
1-4 family residential	58	1	56	1
Construction and other consumer real estate	2	—	3	—
Other	1	—	1	—
Total consumer loans	82	1	81	1
Total	$660	$13	$611	$18
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	June 30, 2018
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$—	$4	$—	$—	$4	$6	$14
Owner-occupied	2	—	—	—	10	9	21
Municipal	—	—	—	—	—	2	2
Total commercial	2	4	—	—	14	17	37
Commercial real estate:
Construction and land development	—	—	—	—	—	1	1
Term	4	2	—	1	—	6	13
Total commercial real estate	4	2	—	1	—	7	14
Consumer:
Home equity credit line	—	2	7	—	—	3	12
1-4 family residential	1	—	7	—	1	30	39
Construction and other consumer real estate	—	1	—	—	—	1	2
Total consumer loans	1	3	14	—	1	34	53
Total accruing	7	9	14	1	15	58	104
Nonaccruing
Commercial:
Commercial and industrial	—	6	1	1	10	29	47
Owner-occupied	1	2	—	1	1	5	10
Municipal	—	1	—	—	—	—	1
Total commercial	1	9	1	2	11	34	58
Commercial real estate:
Term	3	—	—	—	—	3	6
Total commercial real estate	3	—	—	—	—	3	6
Consumer:
Home equity credit line	—	—	2	—	—	—	2
1-4 family residential	—	—	1	—	2	8	11
Total consumer loans	—	—	3	—	2	8	13
Total nonaccruing	4	9	4	2	13	45	77
Total	$11	$18	$18	$3	$28	$103	$181
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
Unfunded lending commitments on TDRs amounted to approximately $27 million at June 30, 2018 and $22 million at December 31, 2017.
The total recorded investment of all TDRs in which interest rates were modified below market was $93 million at June 30, 2018 and $120 million at December 31, 2017. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three and six months ended June 30, 2018 and 2017 was not significant.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing		Total
Commercial:
Commercial and industrial	$—	$5	$5	$—	$5	1,291	$5
Owner-occupied	—	—	—	—	1	5,405	1
Total commercial	—	5	5	—	6		6
Commercial real estate:
Term	—	2	2	—	2		2
Total commercial real estate	—	2	2	—	2		2
Consumer:
1-4 family residential	—	1	1	—	1		1
Total consumer loans	—	1	1	—	1		1
Total	$—	$8	$8	$—	$9		$9

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing		Total
Commercial:
Commercial and industrial	$—	$—	$—	$—	$—	1,291	$—
Owner-occupied	—	3	3	—	3	5,405	3
Total commercial	—	3	3	—	3		3
Total	$—	$3	$3	$—	$3		$3
Note: Total loans modified as TDRs during the 12 months previous to June 30, 2018 and 2017 were $73 million and $123 million, respectively.
At June 30, 2018 and December 31, 2017, the amount of foreclosed residential real estate property held by the Company was approximately $2 million and less than $1 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $9 million and $10 million, respectively.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2017 Annual Report on Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At June 30, 2018, the fair value of our derivative liabilities was $70 million, for which we were required to pledge cash collateral of approximately $47 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at June 30, 2018, there would likely be no additional collateral required to be pledged. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at June 30, 2018 and December 31, 2017, and the related gain (loss) of derivative instruments for the three and six months ended June 30, 2018 and 2017 is summarized as follows:

	June 30, 2018			December 31, 2017
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$1,038	$—	$—	$1,138	$—	$—
Total derivatives designated as hedging instruments	1,038	—	—	1,138	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps and forwards	243	1	—	223	1	—
Interest rate swaps for customers [1]	5,302	22	65	4,550	28	33
Foreign exchange	354	6	5	913	9	7
Total derivatives not designated as hedging instruments	5,899	29	70	5,686	38	40
Total derivatives	$6,937	$29	$70	$6,824	$38	$40
1 Notional amounts include both the customer swaps and the offsetting derivative contracts.

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
(In millions)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments:
Cash flow hedges[1]:
Interest rate swaps	$(2)	$(1)			$(7)	$(2)
Derivatives not designated as hedging instruments:
Interest rate swaps for customers			$4				$9
Foreign exchange			5				10
Total derivatives	$(2)	$(1)	$9	$—	$(7)	$(2)	$19	$—

ZIONS BANCORPORATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
(In millions)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments:
Cash flow hedges[1]:
Interest rate swaps	$2	$1			$—	$3
Derivatives not designated as hedging instruments:
Interest rate swaps for customers			$3				$4
Foreign exchange			4				7
Total derivatives	$2	$1	$7	$—	$—	$3	$11	$—
Note: These schedules are not intended to present at any given time the Company’s long/short position with respect to its derivative contracts.

[1]
Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following June 30, 2018, we estimate that $(7) million will be reclassified from AOCI into interest income.

The fair value of derivative assets was reduced by a net credit valuation adjustment of $1 million and $2 million at June 30, 2018 and 2017, respectively. The adjustment for derivative liabilities was a decrease of $2 million and $1 million at June 30, 2018 and 2017, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

8.	LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-term debt is summarized as follows:

(In millions)	June 30, 2018	December 31, 2017

Subordinated notes	$247	$247
Senior notes	135	135
Capital lease obligations	1	1
Total	$383	$383
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or unamortized debt issuance costs.
Repurchases of Company Common Stock
During the second quarter of 2018, we continued our common stock buyback program and repurchased 2.1 million shares of common stock outstanding with a fair value of $120 million at an average price of $55.82 per share. During the first six months of 2018, we repurchased 4.3 million common shares outstanding with a fair value of $235 million at an average price of $54.64 per share. As of June 30, 2018, we had repurchased $465 million of our common stock at an average price of $50.81 per share, which was the total planned common stock repurchases in our 2017 capital plan (which spans the timeframe of July 2017 to June 2018). During the first six months of 2017, we repurchased 2.2 million shares of common stock outstanding with a fair value of $90 million, at an average price of $41.70 per share. In July 2018, the Company announced that the Board approved a plan to repurchase $185 million of common stock during the third quarter of 2018 and began the repurchases.
Common Stock Warrants
During the first six months of 2018, 1.1 million shares of common stock were issued from the cashless exercise of 3.3 million common stock ZIONZ warrants. As of June 30, 2018, 2.5 million common stock ZIONZ warrants with an exercise price of $36.27 per share, were outstanding. These warrants expire on November 14, 2018 and were associated with the preferred stock issued under the Troubled Asset Relief Program, which was redeemed in 2012.

ZIONS BANCORPORATION AND SUBSIDIARIES

Additionally, as of June 30, 2018, 29.3 million common stock ZIONW warrants, with an exercise price of $35.22, were outstanding. These warrants expire on May 22, 2020.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) was $(315) million at June 30, 2018 compared with $(139) million at December 31, 2017. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Six Months Ended June 30, 2018
Balance at December 31, 2017	$(114)	$(2)	$(23)	$(139)
OCI (loss) before reclassifications, net of tax	(175)	—	—	(175)
Amounts reclassified from AOCI, net of tax	—	(1)	—	(1)
OCI (loss)	(175)	(1)	—	(176)
Balance at June 30, 2018	$(289)	$(3)	$(23)	$(315)
Income tax benefit included in OCI (loss)	$(58)	$—	$—	$(58)
Six Months Ended June 30, 2017
Balance at December 31, 2016	$(93)	$2	$(31)	$(122)
OCI before reclassifications, net of tax	73	2	—	75
Amounts reclassified from AOCI, net of tax	—	(2)	—	(2)
OCI	73	—	—	73
Balance at June 30, 2017	$(20)	$2	$(31)	$(49)
Income tax expense included in OCI	$45	$—	$—	$45

	Amounts reclassified from AOCI [1]		Amounts reclassified from AOCI [1]		Statement of income (SI) Balance sheet (BS)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2018	2017	2018	2017		Affected line item

Net unrealized gains on derivative instruments	$1	$1	$2	$3	SI	Interest and fees on loans
Income tax expense	—	—	1	1
Amounts Reclassified from AOCI	$1	$1	$1	$2

[1]	Positive reclassification amounts indicate increases to earnings in the statement of income and decreases to balance sheet assets.

9.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	June 30, 2018	December 31, 2017

Net unfunded commitments to extend credit [1]	$20,312	$19,583
Standby letters of credit:
Financial	699	721
Performance	183	196
Commercial letters of credit	15	31
Total unfunded lending commitments	$21,209	$20,531

[1]	Net of participations

ZIONS BANCORPORATION AND SUBSIDIARIES

The Company’s 2017 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At June 30, 2018, the Company had recorded approximately $5 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $1 million attributable to the RULC and $4 million of deferred commitment fees.
At June 30, 2018, we had unfunded commitments for PEIs of approximately $32 million. These obligations have no stated maturity. PEIs related to these commitments that are prohibited by the Volcker Rule were $3 million at June 30, 2018. See related discussions about these investments in Note 5.
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
As of June 30, 2018, we were subject to the following material litigation or governmental inquiries:

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

•
a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In December 2017, the District Court dismissed all claims against the Company. In January 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit. The appellate briefing process is underway and is scheduled to be completed in the third quarter of 2018.

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

ZIONS BANCORPORATION AND SUBSIDIARIES

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of June 30, 2018, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $15 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
10. REVENUE RECOGNITION
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, we adopted the accounting guidance in ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) using the modified retrospective method applied to those contracts with customers which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance

ZIONS BANCORPORATION AND SUBSIDIARIES

with our historic accounting under Topic 605, “Revenue Recognition.” Upon adoption, the Company has elected to use the following optional exemptions that are permitted under the Topic 606, which have been applied consistently to all contracts within all reporting periods presented:

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
Revenue Recognition
We derive our revenue primarily from Interest Income on Loans and Securities, which was more than three-quarters of our revenue in the second quarter of 2018. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In addition, U.S. GAAP requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The following is a description of revenue from contracts with customers:
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
The following schedule provides the major income categories within “Other Service charges, commissions and fees” that are in scope of ASC 606 for the three months ended June 30, 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017

Card Fee Income	$34	$33	$67	$67
ATM Fees	3	3	5	5
Other service charges	4	4	7	7
Other Commissions and fees	5	4	10	7
Ending balance	$46	$44	$89	$86

ZIONS BANCORPORATION AND SUBSIDIARIES

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
The following schedule sets forth the noninterest income and net revenue by operating segments for the three months ended June 30, 2018 and 2017:

	Zions Bank		Amegy		CB&T
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$15	$16	$11	$11	$7	$7
Other service charges, commissions, and fees	18	18	9	9	6	6
Wealth management and trust income	4	4	3	2	1	1
Capital markets and foreign exchange	1	1	(1)	(1)	1	1
Total noninterest income from contracts with customers (ASC 606)	38	39	22	21	15	15
Other noninterest income (Non-ASC 606 customer related)	—	(1)	9	10	4	5
Total customer-related fees	38	38	31	31	19	20
Other noninterest income (non-customer related)	—	—	—	—	—	—
Total non-interest income	38	38	31	31	19	20
Net interest income	170	165	126	122	129	122
Total income less interest expense	$208	$203	$157	$153	$148	$142

ZIONS BANCORPORATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$3	$3	$4	$4	$2	$2
Other service charges, commissions, and fees	3	3	3	3	2	2
Wealth management and trust income	—	—	1	1	—	—
Capital markets and foreign exchange	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	6	6	8	8	4	4
Other noninterest income (Non-ASC 606 customer related)	3	4	2	3	2	3
Total customer-related fees	9	10	10	11	6	7
Other noninterest income (non-customer related)	—	—	—	—	—	—
Total non-interest income	9	10	10	11	6	7
Net interest income	57	50	38	33	34	31
Total income less interest expense	$66	$60	$48	$44	$40	$38

	TCBW		Other		Consolidated Company
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$—	$—	$—	$—	$42	$43
Other service charges, commissions, and fees	1	1	4	2	46	44
Wealth management and trust income	—	—	4	2	13	10
Capital markets and foreign exchange	—	—	2	1	3	2
Total noninterest income from contracts with customers (ASC 606)	1	1	10	5	104	99
Other noninterest income (Non-ASC 606 customer related)	—	—	1	(2)	21	22
Total customer-related fees	1	1	11	3	125	121
Other noninterest income (non-customer related)	—	—	13	11	13	11
Total non-interest income	1	1	24	14	138	132
Net interest income	13	11	(19)	(6)	548	528
Total income less interest expense	$14	$12	$5	$8	$686	$660
The following schedule sets forth the noninterest income and net revenue by operating segments for the six months ended June 30, 2018 and 2017:

	Zions Bank		Amegy		CB&T
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$29	$30	$22	$22	$14	$14
Other service charges, commissions, and fees	35	34	18	19	12	12
Wealth management and trust income	7	7	5	4	2	1
Capital markets and foreign exchange	3	2	(3)	(3)	2	2
Other non-interest income from contracts with customers	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	74	73	42	42	30	29
Other noninterest income (Non-ASC 606 customer related)	(2)	(2)	21	17	9	7
Total customer-related fees	72	71	63	59	39	36
Other noninterest income (non-customer related)	—	—	—	—	1	1
Total non-interest income	72	71	63	59	40	37
Other real estate owned income	—	—	—	—	—	—
Net interest income	337	318	253	235	260	231
Total income less interest expense	$409	$389	$316	$294	$300	$268

ZIONS BANCORPORATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$6	$6	$7	$7	$4	$4
Other service charges, commissions, and fees	6	6	6	6	3	3
Wealth management and trust income	1	1	2	1	1	1
Capital markets and foreign exchange	—	—	—	—	—	—
Other non-interest income from contracts with customers	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	13	13	15	14	8	8
Other noninterest income (Non-ASC 606 customer related)	6	6	4	5	3	4
Total customer-related fees	19	19	19	19	11	12
Other noninterest income (non-customer related)	—	—	—	—	—	—
Total non-interest income	19	19	19	19	11	12
Other real estate owned income	—	—	—	—	—	—
Net interest income	111	100	74	64	66	61
Total income less interest expense	$130	$119	$93	$83	$77	$73

	TCBW		Other		Consolidated Company
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$1	$1	$1	$1	$84	$85
Other service charges, commissions, and fees	1	1	8	5	89	86
Wealth management and trust income	—	—	6	4	24	19
Capital markets and foreign exchange	—	—	3	3	5	4
Other non-interest income from contracts with customers	—	—	—	1	—	1
Total noninterest income from contracts with customers (ASC 606)	2	2	18	14	202	195
Other noninterest income (Non-ASC 606 customer related)	1	—	3	4	45	41
Total customer-related fees	3	2	21	18	247	236
Other noninterest income (non-customer related)	—	—	28	27	29	28
Total non-interest income	3	2	49	45	276	264
Other real estate owned income	—	—	(1)	—	(1)	—
Net interest income	25	22	(36)	(14)	1,090	1,017
Total income less interest expense	$28	$24	$12	$31	$1,365	$1,281
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.

11.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Company’s pension and other retirement plans:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest cost	$1	$2	$3	$4
Expected return on plan assets	(3)	(3)	(6)	(6)
Partial settlement loss	—	1	1	1
Amortization of net actuarial loss	1	1	1	2
Net periodic benefit cost (benefit)	$(1)	$1	$(1)	$1
As disclosed in our 2017 Annual Report on Form 10-K, the Company has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan.

ZIONS BANCORPORATION AND SUBSIDIARIES

12.	INCOME TAXES
The effective income tax rate of 22.1% for the second quarter of 2018 was lower than the 2017 second quarter rate of 32.3%. The effective tax rates for the first six months of 2018 and 2017 were 22.5% and 28.7%, respectively. The tax rates for 2018 and 2017 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance. The income tax rate for 2018 was positively impacted by the decrease in the corporate federal income tax rate to 21% from 35% due to the Tax Cuts and Jobs Act, which was effective January 1, 2018. This rate benefit was partially reduced by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums and certain fringe benefits as enacted by the new tax law. The tax rate for 2017 was also impacted by a one-time $14 million benefit to tax expense related to state tax adjustments and a one-time $4 million benefit due to changes in the carrying value of various state deferred tax items.
We had a net deferred tax asset (“DTA”) balance of $149 million at June 30, 2018, compared with $93 million at December 31, 2017. The increase in the net DTA resulted primarily from the increase of accrued compensation and unrealized losses in OCI related to securities, and the decrease in deferred tax liabilities related to premises and equipment and the deferred gain on a prior period debt exchange. Net charge-offs exceeding the provision for loan losses offset some of the overall increase in DTA.

13.	NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2018	2017	2018	2017

Basic:
Net income	$197	$168	$435	$308
Less common and preferred dividends	57	30	104	57
Undistributed earnings	140	138	331	251
Less undistributed earnings applicable to nonvested shares	1	1	3	3
Undistributed earnings applicable to common shares	139	137	328	248
Distributed earnings applicable to common shares	47	16	86	32
Total earnings applicable to common shares	$186	$153	$414	$280
Weighted average common shares outstanding (in thousands)	195,583	201,822	196,149	202,083
Net earnings per common share	$0.95	$0.76	$2.11	$1.39
Diluted:
Total earnings applicable to common shares	$186	$153	$414	$280
Weighted average common shares outstanding (in thousands)	195,583	201,822	196,149	202,083
Dilutive effect of common stock warrants (in thousands)	12,640	5,351	12,627	6,159
Dilutive effect of stock options (in thousands)	1,024	1,010	1,083	1,111
Weighted average diluted common shares outstanding (in thousands)	209,247	208,183	209,859	209,353
Net earnings per common share	$0.89	$0.73	$1.97	$1.34
The following schedule presents the weighted average shares of stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017

Restricted stock and restricted stock units	1,709	2,094	1,733	2,108

ZIONS BANCORPORATION AND SUBSIDIARIES

14.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. Our banking operations are managed under their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. Performance assessment and resource allocation are based upon this geographical structure. We use an internal funds transfer pricing (“FTP”) allocation system to report results of operations for business segments. This process continues to be refined. Prior period amounts have been reclassified to reflect these changes. Total average loans and deposits presented for the banking segments do not include intercompany amounts between banking segments, but may include deposits with the Other segment.
As of June 30, 2018, our banking business is conducted through 7 locally managed and branded segments in distinct geographical areas. Zions Bank operates 97 branches in Utah, 23 branches in Idaho, and one branch in Wyoming. Amegy operates 73 branches in Texas. CB&T operates 91 branches in California. NBAZ operates 58 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon.
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

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the three months ended June 30, 2018 and 2017:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$170	$165	$126	$122	$129	$122	$57	$50	$38	$33
Provision for loan losses	4	(2)	(11)	7	2	(1)	7	(1)	—	—
Net interest income after provision for loan losses	166	167	137	115	127	123	50	51	38	33
Noninterest income	38	37	31	30	19	19	10	10	10	10
Noninterest expense	118	109	91	89	77	76	38	36	36	35
Income (loss) before income taxes	$86	$95	$77	$56	$69	$66	$22	$25	$12	$8
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$12,633	$12,483	$11,387	$10,856	$9,908	$9,476	$4,640	$4,246	$2,349	$2,372
Total average deposits	15,983	15,982	11,060	11,218	11,181	10,917	4,942	4,762	4,314	4,233
(In millions)	Vectra		TCBW		Other		Consolidated Company
	2018	2017	2018	2017	2018	2017	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$34	$31	$13	$11	$(19)	$(6)	$548	$528
Provision for loan losses	2	3	1	—	—	1	5	7
Net interest income after provision for loan losses	32	28	12	11	(19)	(7)	543	521
Noninterest income	6	7	1	1	23	18	138	132
Noninterest expense	26	25	5	5	37	30	428	405
Income (loss) before income taxes	$12	$10	$8	$7	$(33)	$(19)	$253	$248
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$2,881	$2,603	$1,117	$911	$363	$296	$45,278	$43,243
Total average deposits	2,784	2,728	1,048	1,094	1,584	1,400	52,896	52,334

ZIONS BANCORPORATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the six months ended June 30, 2018 and 2017:

(In millions)	Zions Bank		Amegy		CB&T		NBAZ		NSB
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$337	$318	$253	$235	$260	$231	$111	$100	$74	$64
Provision for loan losses	2	33	(56)	8	4	(6)	9	1	—	(5)
Net interest income after provision for loan losses	335	285	309	227	256	237	102	99	74	69
Noninterest income	73	72	64	59	40	36	19	20	20	20
Noninterest expense	232	221	170	173	154	151	76	73	73	70
Income (loss) before income taxes	$176	$136	$203	$113	$142	$122	$45	$46	$21	$19
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$12,543	$12,486	$11,379	$10,747	$9,919	$9,391	$4,591	$4,254	$2,349	$2,355
Total average deposits	15,848	16,117	10,938	11,268	11,150	10,919	4,863	4,712	4,269	4,222
(In millions)	Vectra		TCBW		Other		Consolidated Company
	2018	2017	2018	2017	2018	2017	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$66	$61	$25	$22	$(36)	$(14)	$1,090	$1,017
Provision for loan losses	5	—	2	(1)	(1)	—	(35)	30
Net interest income after provision for loan losses	61	61	23	23	(35)	(14)	1,125	987
Noninterest income	12	12	3	2	45	43	276	264
Noninterest expense	53	50	11	10	71	71	840	819
Income (loss) before income taxes	$20	$23	$15	$15	$(61)	$(42)	$561	$432
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$2,837	$2,569	$1,101	$894	$370	$210	$45,089	$42,906
Total average deposits	2,748	2,759	1,060	1,097	1,571	1,180	52,447	52,274

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 9 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 1A.	RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation’s 2017 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Company’s share repurchases for the second quarter of 2018:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

April	224,844	$55.47	216,093	$108,000,798
May	2,029,125	55.92	1,933,714	811
June	10,976	56.49	—	811
Second quarter	2,264,945	55.88	2,149,807

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

ZIONS BANCORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS
a)Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Zions Bancorporation dated July 8, 2014, incorporated by reference to Exhibit 3.1 of Form 8-K/A filed on July 18, 2014.	*

3.2	Restated Bylaws of Zions Bancorporation dated February 27, 2015, incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarter ended March 31, 2015.	*

10.1	Zions Bancorporation 2018-2020 Value Sharing Plan (filed herewith).

10.2	Zions Bancorporation Restated Pension Plan effective January 1, 2009, including amendments adopted through December 31, 2013 (filed herewith).

10.3	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 31, 2007 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three months ended June 30, 2018 and June 30, 2017 and the six months ended June 30, 2018 and June 30, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2018 and June 30, 2017 and the six months ended June 30, 2018 and June 30, 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2018 and June 30, 2017, (v) the Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and June 30, 2017 and the six months ended June 30, 2018 and June 30, 2017 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: August 7, 2018