Form 10-Q
period 2018-09-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2018-11-07
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
COMMISSION FILE NUMBER 001-12307
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
(Exact name of registrant as specified in its charter)

UNITED STATES OF AMERICA	87-0189025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One South Main Salt Lake City, Utah	84133
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (801) 844-7637
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.001 par value) outstanding at October 31, 2018	192,185,109 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements in this Quarterly Report on Form 10-Q that are based on other than historical information, or that express the Bank’s expectations regarding future events or determinations, are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•
statements with respect to the beliefs, plans, objectives, goals, targets, commitments, designs, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”); and

•
statements preceded by, followed by, or that include the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target,” “commit,” “design,” “plan,” “projects,” and the negative thereof and similar words and expressions.

Zions Bancorporation, National Association is the successor to the merger of Zions Bancorporation into ZB, N.A. on September 30, 2018. References to “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” and “us” are intended to refer to Zions Bancorporation and its subsidiaries for periods prior to the merger and to Zions Bancorporation, National Association, and its subsidiaries for periods on and after the merger.
These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, including without limitation, future financial and operating results. Actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis. Important risk factors that may cause such material differences include, but are not limited to:

•	the Bank’s ability to successfully execute its business plans, manage its risks, and achieve its objectives, including its operating leverage goals and its capital plan;

•	risks and uncertainties related to the ability to obtain shareholder and regulatory approvals, or the possibility that such approvals may be delayed;

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

•
changes in financial and commodity market prices and conditions, either internationally, nationally or locally in areas in which the Bank conducts its operations, including without limitation rates of business formation and growth, commercial and residential real estate development, real estate prices, agricultural-related commodity prices, and oil and gas-related commodity prices;

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

•	changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

•	the rate of change of the Bank’s interest-sensitive assets and liabilities relative to changes in benchmark interest rates;

•	the impact of acquisitions, dispositions, and corporate restructurings;

•	increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;

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

•
the impact of executive compensation rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and banking regulations, which may impact the ability of the Bank and other American financial institutions to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

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

•	new legal claims against the Bank, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•
economies of scale attendant to the development of digital and other technologies by much larger bank and non-bank competitors, and the possible entry of very large technology “platform” companies into the financial services business;

•	inflation and deflation;

•	the Bank’s implementation of new technologies;

•	the Bank’s ability to develop and maintain secure and reliable information technology systems;

•	legislation or regulatory changes which adversely affect the Bank’s operations or business;

•	the Bank’s ability to comply with applicable laws and regulations;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and

•	costs of deposit insurance and changes with respect to FDIC insurance coverage levels.
Except to the extent required by law, the Bank specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	ATM	Automated Teller Machine
AFS	Available-for-Sale	bps	basis points
ALCO	Asset/Liability Committee	CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association
ALLL	Allowance for Loan and Lease Losses	CFPB	Consumer Financial Protection Bureau
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	CLTV	Combined Loan-to-Value Ratio
AOCI	Accumulated Other Comprehensive Income	CRE	Commercial Real Estate
ASC	Accounting Standards Codification	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ASU	Accounting Standards Update	DTA	Deferred Tax Asset

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

EaR	Earnings at Risk	OREO	Other Real Estate Owned
ERM	Enterprise Risk Management	OTTI	Other-Than-Temporary Impairment
EVE	Economic Value of Equity at Risk	PAGA	Private Attorney General Act
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	PEI	Private Equity Investment
FDIC	Federal Deposit Insurance Corporation	PPNR	Pre-provision Net Revenue
FTP	Funds Transfer Pricing	ROC	Risk Oversight Committee
FHLB	Federal Home Loan Bank	RULC	Reserve for Unfunded Lending Commitments
FRB	Federal Reserve Board	S&P	Standard and Poor's
GAAP	Generally Accepted Accounting Principles	SBA	Small Business Administration
HECL	Home Equity Credit Line	SBIC	Small Business Investment Company
HTM	Held-to-Maturity	TARP	Troubled Asset Relief Program
IMG	International Manufacturing Group	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
LIBOR	London Interbank Offered Rate	TDR	Troubled Debt Restructuring
Municipalities	State and Local Governments	Tier 1	Common Equity Tier 1 (Basel III)
NASDAQ	National Association of Securities Dealers Automated Quotations	Topic 606	ASC Topic 606, “Revenue from Contracts with Customers”
NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association	U.S.	United States
NIM	Net Interest Margin	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
NSB	Nevada State Bank, a division of Zions Bancorporation, National Association	Zions Bancorporation, N.A.	Zions Bancorporation, National Association
OCC	Office of the Comptroller of the Currency	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
OCI	Other Comprehensive Income
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Bank has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2017 Annual Report on Form 10-K.
GAAP to NON-GAAP RECONCILIATIONS
This Form 10-Q presents non-GAAP financial measures, in addition to generally accepted accounting principles (“GAAP”) financial measures, to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. The Bank considers these adjustments to be relevant to ongoing operating results and provide a meaningful base for period-to-period and company-to-company comparisons. These non-GAAP financial measures are used by management to assess the performance and financial position of the Bank and for presentations of Bank performance to investors. The Bank further believes that presenting these non-GAAP financial measures will permit investors to assess the performance of the Bank on the same basis as that applied by management.
Non-GAAP financial measures have inherent limitations, and are not required to be uniformly applied by individual entities. Although non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following are non-GAAP financial measures presented in this Form 10-Q and a discussion of why management uses these non-GAAP measures:
Return on Average Tangible Common Equity – this schedule also includes “net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax” and “average tangible common equity.” Return on average tangible common equity is a non-GAAP financial measure that management believes provides useful information about the Bank’s use of shareholders’ equity. Management believes the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income.
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
Efficiency Ratio – this schedule also includes “adjusted noninterest expense,” “taxable-equivalent net interest income,” “adjusted taxable-equivalent revenue,” and “adjusted pre-provision net revenue (“PPNR”).” The methodology of determining the efficiency ratio may differ among companies. Management makes adjustments to exclude certain items as identified in the subsequent schedule which it believes allows for more consistent comparability among periods. Management believes the efficiency ratio provides useful information regarding the cost of generating revenue. Adjusted noninterest expense provides a measure as to how well the Bank is managing its expenses, and adjusted PPNR enables management and others to assess the Bank’s ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources.
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		September 30, 2018	June 30, 2018	March 31, 2018	September 30, 2017

Net earnings applicable to common shareholders (GAAP)		$215	$187	$231	$152
Adjustment, net of tax:
Amortization of core deposit and other intangibles		—	—	—	1
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$215	$187	$231	$153
Average common equity (GAAP)		$7,024	$7,072	$7,061	$7,230
Average goodwill and intangibles		(1,015)	(1,016)	(1,016)	(1,018)
Average tangible common equity (non-GAAP)	(b)	$6,009	$6,056	$6,045	$6,212
Number of days in quarter	(c)	92	91	90	92
Number of days in year	(d)	365	365	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	14.2%	12.4%	15.5%	9.8%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Dollar amounts in millions, except per share amounts)		September 30, 2018	June 30, 2018	March 31, 2018	September 30, 2017

Total shareholders’ equity (GAAP)		$7,553	$7,621	$7,644	$7,761
Goodwill and intangible		(1,015)	(1,015)	(1,016)	(1,017)
Tangible equity (non-GAAP)	(a)	6,538	6,606	6,628	6,744
Preferred stock		(566)	(566)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$5,972	$6,040	$6,062	$6,178
Total assets (GAAP)		$66,731	$66,457	$66,481	$65,564
Goodwill and intangible		(1,015)	(1,015)	(1,016)	(1,017)
Tangible assets (non-GAAP)	(c)	$65,716	$65,442	$65,465	$64,547
Common shares outstanding (thousands)	(d)	192,169	195,392	197,050	199,712
Tangible equity ratio (non-GAAP)	(a/c)	9.95%	10.09%	10.12%	10.45%
Tangible common equity ratio (non-GAAP)	(b/c)	9.09%	9.23%	9.26%	9.57%
Tangible book value per common share (non-GAAP)	(b/d)	$31.08	$30.91	$30.76	$30.93
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		Three Months Ended			Nine Months Ended		Year Ended
		September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	December 31, 2017

Noninterest expense (GAAP)	(a)	$420	$428	$413	$1,259	$1,232	$1,649
Adjustments:
Severance costs		2	1	1	1	6	7
Other real estate expense, net		1	—	(1)	1	(1)	(1)
Provision for unfunded lending commitments		—	7	(4)	—	(6)	(7)
Amortization of core deposit and other intangibles		—	—	2	1	5	6
Restructuring costs		1	—	1	1	3	4
Total adjustments	(b)	4	8	(1)	4	7	9
Adjusted noninterest expense (non-GAAP)	(a-b)= (c)	$416	$420	$414	$1,255	$1,225	$1,640
Net interest income (GAAP)	(d)	$565	$548	$522	$1,654	$1,539	$2,065
Fully taxable-equivalent adjustments	(e)	5	5	9	16	26	35
Taxable-equivalent net interest income (non-GAAP)[1]	(d+e)=f	570	553	531	1,670	1,565	2,100
Noninterest income (GAAP)	g	136	138	139	412	404	544
Combined income (non-GAAP)	(f+g)= (h)	706	691	670	2,082	1,969	2,644
Adjustments:
Fair value and nonhedge derivative income (loss)		—	—	—	2	(1)	(2)
Securities gains (losses), net		(1)	1	5	(1)	13	14
Total adjustments	(i)	(1)	1	5	1	12	12
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)= (j)	$707	$690	$665	$2,081	$1,957	$2,632
Pre-provision net revenue (PPNR)	(h)-(a)	$286	$263	$257	$823	$737	$995
Adjusted PPNR (non-GAAP)	(j-c)	291	270	251	826	732	992
Efficiency ratio (non-GAAP)	(c/j)	58.8%	60.9%	62.3%	60.3%	62.6%	62.3%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

RESULTS OF OPERATIONS
Executive Summary
The Bank reported net earnings applicable to common shareholders of $215 million, or $1.04 per diluted common share for the third quarter of 2018, compared with net earnings applicable to common shareholders of $152 million, or $0.72 per diluted common share for the third quarter of 2017, and $187 million, or $0.89 per diluted common share for the second quarter of 2018. The financial performance in the third quarter of 2018 reflects strong net interest income, moderate customer-related fee income growth, progress on key initiatives, including expense control, continued strong credit quality; and modest linked-quarter loan growth.
Net income in the third quarter of 2018 increased from the third quarter of 2017 primarily due to a $43 million increase in net interest income, a $16 million decrease in the provision for loan losses, and a $14 million decrease in income taxes, partially offset by a $7 million increase in noninterest expense. The market value of the Bank’s Small Business Investment Company (“SBIC”) decreased by $7 million from the third quarter of 2017 to the third quarter of 2018.
Net interest income increased from the third quarter of 2017 to the third quarter of 2018 due to increases in short-term interest rates that positively impacted loan yields and growth in our lending portfolio, partially offset by an increase in interest expense. The provision for loan losses decreased from $5 million in the third quarter of 2017 to a provision of $(11) million in the third quarter of 2018 primarily due to continued credit quality improvement. When comparing the third quarter of 2018 to the third quarter of 2017, customer-related fees increased by 2%.
Highlights from the Third Quarter of 2018
Net interest income, which is more than three-quarters of our revenue, improved by $43 million from $522 million in the third quarter of 2017, and by $17 million from $548 million in the second quarter of 2018, to $565 million in the third quarter of 2018. The increase from both prior periods was due to increases in short-term interest rates that positively impacted loan yields and growth in consumer and commercial loans, partially offset by an increase in interest expense. Net Interest Margin (“NIM”) was 3.63% in the third quarter of 2018 compared with 3.45% in the third quarter of 2017 and 3.56% in the second quarter of 2018. For more discussion on the changes in net interest income and NIM, including the positive impact of interest income recoveries, see “Net Interest Income” and “Net Interest Margin and Interest Rate Spreads.”
Adjusted PPNR of $291 million for the third quarter of 2018 was up $40 million, or 16%, from the third quarter of 2017. The current year period included $3 million of interest income recoveries of at least $1 million per loan, while there were no such recoveries in the same prior year period. Adjusted for these interest income recoveries, the increase in adjusted PPNR would be 15%. The increase in PPNR reflects operating leverage improvement resulting from moderate loan growth and increases in short-term interest rates, partially offset by increased interest expense and noninterest expense primarily from increased salaries and employee benefits. See “Noninterest Expense” for a discussion regarding the increased salary and employee benefits expense. The Bank’s efficiency ratio was 58.8% in the third quarter of 2018 compared with 62.3% in the third quarter of 2017 and 60.9% in the second quarter of 2018. See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of adjusted PPNR.
Our average loan portfolio increased $1.5 billion, or 4%, since the third quarter of 2017. We have seen widespread growth across most products and geographies, with particular strength in 1-4 family residential, municipal, and owner-occupied lending. Term commercial real estate (“CRE”) loans continued to decline slightly from the prior year, reflecting heightened levels of payoffs and underwriting restraint in a highly competitive lending market.
Asset quality has continued to improve during the past several quarters. Credit quality in the oil and gas-related portfolio continues to strengthen and it has remained strong in the rest of the lending portfolio. Overall, from the third quarter of 2017 to the third quarter of 2018, criticized, classified, and nonaccrual loans declined by $585 million, $464 million, and $177 million, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

In a rising interest rate environment, our average noninterest-bearing demand deposits increased $0.4 billion from $23.6 billion in the second quarter of 2018 to $24.0 billion in the third quarter of 2018, and comprised approximately 45% of average total deposits for both the second and third quarters of 2018.
We continue to increase the return on- and of- capital. Return on average tangible common equity was 14.2% for the third quarter of 2018, up 440 basis points (“bps”) from the same prior year period. Our return on average assets increased by 36 bps during the same period. Regarding the return of capital, during the third quarter of 2018, the Bank repurchased 3.5 million shares of common stock for $185 million, which is equivalent to 1.8% of common stock outstanding as of June 30, 2018. During the last 12 months the Bank has repurchased a total of 10.1 million shares of common stock for $535 million, which is equivalent to 5.1% of common stock outstanding as of September 30, 2017. Dividends per common share were $0.30 in the third quarter of 2018, compared with $0.12 for the third quarter of 2017. In October 2018, the Bank announced that its board of directors declared a regular quarterly dividend of $0.30 per common share, payable November 21, 2018 to shareholders of record on November 14, 2018. Additionally, the Board approved a plan to repurchase $250 million of common shares during the fourth quarter of 2018. See “Capital Management” on page 32 for more information regarding the Bank’s capital plan.
On September 30, 2018, the Bank completed the merger of Zions Bancorporation, its former bank holding company, with, and into, the Bank formerly known as ZB, N.A., in order to further reduce organizational complexity. The restructuring eliminated the bank holding company structure and associated regulatory framework, and resulted in ZB, N.A. being renamed Zions Bancorporation, National Association and becoming the top-level entity within our corporate structure. The merger is expected to result in the elimination of duplicative regulatory efforts, leaving the OCC as the Bank’s primary regulator. As a result of the Financial Stability Oversight Council’s action on September 12, 2018 and the merger of the holding company on September 30, 2018, the Bank is no longer considered a systemically important financial institution under the Dodd-Frank Act. See “Capital Management” on page 32 for more information regarding the merger.
Areas of focus for 2018
In 2018, we are focused on ongoing initiatives related to Bank profitability, including returns on equity. Both our profitability and returns on equity have improved in the third quarter of 2018 when compared with the third quarter of 2017 and the second quarter of 2018. We continue to implement technology upgrades and process simplification to ensure current and future performance. See “Areas of focus for 2018” in our 2017 Annual Report on Form 10-K for a discussion of the major areas of emphasis in 2018.
Net Interest Income
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income increased to $565 million in the third quarter of 2018 from $522 million in the third quarter of 2017. The $43 million, or 8%, increase in net interest income was primarily due to a $69 million increase in interest and fees on loans, resulting from increases in short-term interest rates and loan growth in consumer and commercial loans, partially offset by an increase in interest expense. Interest income in the third quarter of 2018 was positively impacted by $3 million of interest income recoveries of at least $1 million per loan, while there were no such recoveries in the same prior year period. Adjusting for these interest income recoveries, net interest income would have increased by $40 million.
Interest expense increased $31 million from the third quarter of 2017 to the third quarter of 2018 due to a $23 million increase in interest on deposits due to higher rates paid and an $8 million increase in interest on short- and long-term borrowings. We have remained disciplined in our deposit pricing, as over the past twelve months the Federal Reserve has increased the overnight benchmark Federal Funds rate by 100 bps, while the rate paid on the Bank’s interest-bearing deposits increased 31 bps and the rate paid on total deposits increased 16 bps.
Net Interest Margin and Interest Rate Spreads
The NIM was 3.63% and 3.45% for the third quarters of 2018 and 2017, respectively, and 3.56% for the second quarter of 2018. Excluding the effect of the previously mentioned interest income recoveries and adjusting for the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

effect of the change to the corporate tax rate on fully taxable-equivalent yields, the NIM would have been 3.61% for the third quarter of 2018 compared with 3.42% for the third quarter of 2017 and 3.55% for the second quarter of 2018. The NIM for the third quarter of 2018, compared with the same prior year period, benefited from the recent increases in short-term interest rates and deposit pricing discipline.
Average interest-earning assets increased $1.1 billion from the third quarter of 2017 to the third quarter of 2018, with average rates improving 39 bps. Adjusting for the same items as mentioned previously, the yield on interest-earning assets would have increased 40 bps from the same prior year period.
Average interest-bearing liabilities increased $1.0 billion in the third quarter of 2018 compared with the third quarter of 2017 as a result of increased interest-bearing deposits and long-term debt. During the third quarter of 2018 the Bank issued $500 million of senior long-term debt to fund some of its balance sheet growth. The average rate on interest-bearing liabilities increased 36 bps during from the third quarter of 2017 to the third quarter of 2018 due to rising interest rates and increased rates paid on deposits.
The average loan portfolio increased $1.5 billion, or 4%, between the third quarter of 2017 and the third quarter of 2018. Most of this growth was in 1-4 family residential, municipal, and owner-occupied loans. The average loan yield increased 44 bps over the same period, with increases in the average rates for commercial, CRE, and consumer loans of 52 bps, 55 bps, and 21 bps, respectively. Benchmark interest rates have increased several times beginning in the fourth quarter of 2015, which has had a positive impact on NIM and spreads, as our earning assets generally reprice quicker than our funding sources. A portion of our variable-rate loans were not affected by these changes primarily due to having longer reset frequencies, or because a substantial portion of our earning assets are tied to longer-term rate indices. The longer-term rates were impacted by a relatively flat yield curve during the last several quarters. We expect overall loan growth to be slightly to moderately increasing.
Average available-for-sale (“AFS”) securities balances decreased $0.6 billion from the third quarter of 2017 to the third quarter of 2018. Yields on average AFS securities increased slightly by 8 bps over the same period. The increased yield was a result of rising market interest rates on variable-rate and recently purchased fixed-rate agency mortgage-backed securities.
Average noninterest-bearing demand deposits provided us with low cost funding and comprised approximately 45% and 46% of average total deposits for the third quarters of 2018 and 2017, respectively. Average total deposits were $53.6 billion for the third quarter of 2018 compared with $51.9 billion for the third quarter of 2017. Average interest-bearing deposits were $29.6 billion in the third quarter of 2018, compared with $28.1 billion for the same prior year period, and the average rate paid increased 31 bps, which was generally a modest increase when compared with the industry. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers, particularly noninterest-bearing deposits, that provide us with a low cost of funds and have a positive impact on our NIM. Further information regarding deposit assumptions is discussed in “Interest Rate and Market Risk Management” on page 26.
Average short-term borrowings decreased $0.7 billion compared with the same prior year period and the average interest rate paid increased by 92 bps as a result of rising short-term interest rates. During the third quarter of 2018 we issued $500 million of senior long-term debt which reduced the need for short-term borrowing.
The rate paid on total deposits and interest-bearing liabilities increased 22 bps from 0.23% for the third quarter of 2017 to 0.45% for the third quarter of 2018. Also, the total cost of deposits for the third quarter of 2018 was 0.28%, compared with 0.12% for the third quarter of 2017. These increases were primarily due to increases in short-term interest rates.
The NIM was 3.59% and 3.45% for the first nine months of 2018 and 2017, respectively. The increase in the year-to-date NIM was also due to the recent increases in short-term interest rates and deposit pricing discipline.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The spread on average interest-bearing funds was 3.29% and 3.26% for the third quarters of 2018 and 2017, respectively, and 3.29% and 3.28% for the first nine months of 2018 and 2017, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM.
We expect the mix of interest-earning assets to continue to change over the next several quarters primarily due to growth in commercial loans, including municipal loans, and modest growth in CRE construction loans.
Interest rate spreads and margin are impacted by the mix of assets we hold, the composition of our loan and securities portfolios and the type of funding used. Assuming no additional increases in the Federal Funds rate or prepayment speeds of securities purchased at a premium, we expect the yield on the securities portfolio to increase slightly, as the cash flow from the portfolio is redeployed into securities with yields that are accretive to the overall portfolio.
Our estimates of the Bank’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 26.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,327	$8	2.25%	$1,246	$5	1.44%
Securities:
Held-to-maturity	848	7	3.52	750	7	3.96
Available-for-sale	14,592	81	2.20	15,197	81	2.12
Trading account	65	1	3.43	43	—	3.73
Total securities [2]	15,505	89	2.28	15,990	88	2.21
Loans held for sale	53	1	4.82	52	1	4.29
Loans and leases [3]
Commercial	23,263	286	4.88	22,261	245	4.36
Commercial real estate	11,009	139	5.01	11,192	126	4.46
Consumer	11,096	113	4.07	10,379	101	3.86
Total loans and leases	45,368	538	4.71	43,832	472	4.27
Total interest-earning assets	62,253	636	4.06	61,120	566	3.67
Cash and due from banks	516			767
Allowance for loan losses	(489)			(540)
Goodwill and intangibles	1,015			1,018
Other assets	3,079			2,974
Total assets	$66,374			$65,339
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,483	23	0.36%	$25,190	10	0.16%
Time	4,118	15	1.49	2,933	5	0.70
Total interest-bearing deposits	29,601	38	0.52	28,123	15	0.21
Borrowed funds:
Federal funds purchased and other short-term borrowings	3,917	21	2.09	4,609	14	1.17
Long-term debt	572	7	4.91	383	6	5.71
Total borrowed funds	4,489	28	2.45	4,992	20	1.52
Total interest-bearing liabilities	34,090	66	0.77	33,115	35	0.41
Noninterest-bearing deposits	23,974			23,798
Total deposits [4] and interest-bearing liabilities	58,064	66	0.45	56,913	35	0.23
Other liabilities	720			630
Total liabilities	58,784			57,543
Shareholders’ equity:
Preferred equity	566			566
Common equity	7,024			7,230
Total shareholders’ equity	7,590			7,796
Total liabilities and shareholders’ equity	$66,374			$65,339
Spread on average interest-bearing funds			3.29%			3.26%
Taxable-equivalent net interest income and net yield on interest-earning assets		$570	3.63%		$531	3.45%

[1]
Rates are calculated using amounts in thousands and taxable-equivalent rates used where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.

[2]	Quarter-to-date interest on total securities includes $35 million and $34 million of taxable equivalent premium amortization, as of September 30, 2018 and September 30, 2017, respectively.

[3]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.
4 The total cost of deposits, annualized, for September 30, 2018 and September 30, 2017 was 0.28% and 0.12%, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,379	$20	1.98%	$1,598	$14	1.15%
Securities:
Held-to-maturity	806	22	3.55	795	23	3.94
Available-for-sale	14,760	240	2.17	14,873	236	2.12
Trading account	116	3	3.92	61	2	3.61
Total securities [2]	15,682	265	2.26	15,729	261	2.22
Loans held for sale	59	2	4.31	95	2	3.42
Loans and leases [3]
Commercial	23,193	825	4.75	21,920	712	4.34
Commercial real estate	11,049	403	4.88	11,222	377	4.49
Consumer	10,917	326	4.00	10,076	289	3.84
Total loans and leases	45,159	1,554	4.60	43,218	1,378	4.26
Total interest-earning assets	62,279	1,841	3.95	60,640	1,655	3.65
Cash and due from banks	551			844
Allowance for loan losses	(497)			(551)
Goodwill and intangibles	1,016			1,020
Other assets	3,066			2,967
Total assets	$66,415			$64,920
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$25,420	51	0.27%	$25,515	28	0.15%
Time	3,738	36	1.27	2,946	15	0.65
Total interest-bearing deposits	29,158	87	0.40	28,461	43	0.20
Borrowed funds:
Federal funds purchased and other short-term borrowings	4,844	66	1.82	3,951	29	0.98
Long-term debt	447	18	5.42	428	18	5.81
Total borrowed funds	5,291	84	2.12	4,379	47	1.45
Total interest-bearing liabilities	34,449	171	0.66	32,840	90	0.37
Noninterest-bearing deposits	23,669			23,694
Total deposits [4] and interest-bearing liabilities	58,118	171	0.39	56,534	90	0.21
Other liabilities	679			609
Total liabilities	58,797			57,143
Shareholders’ equity:
Preferred equity	566			653
Common equity	7,052			7,124
Total shareholders’ equity	7,618			7,777
Total liabilities and shareholders’ equity	$66,415			$64,920
Spread on average interest-bearing funds			3.29%			3.28%
Taxable-equivalent net interest income and net yield on interest-earning assets		$1,670	3.59%		$1,565	3.45%

[1]
Rates are calculated using amounts in thousands and taxable-equivalent rates used where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.

[2]	Year-to-date interest on total securities includes $104 million and $101 million of taxable equivalent premium amortization, as of September 30, 2018 and September 30, 2017, respectively.

[3]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.
4 The total cost of deposits, annualized, for September 30, 2018 and September 30, 2017 was 0.22% and 0.11%, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
The provision for loan losses was $(11) million in the third quarter of 2018, compared with $5 million in both the same prior year period and the second quarter of 2018. The $(11) million provision primarily reflects net recoveries and ongoing improvements of credit quality metrics in the entire loan portfolio, partially offset by increases in qualitative adjustments mostly related to economic uncertainty arising from tariffs and their impact on trade. Asset quality during the third quarter of 2018 continued to improve for the entire loan portfolio when compared with the third quarter of 2017, primarily due to continued improvements in the oil and gas-related portfolio. Classified and nonaccrual loans in the total portfolio declined by $464 million and $177 million, respectively, from the third quarter of 2017. During the third quarter of 2018, there were net recoveries of $1 million, compared with net charge-offs of $8 million during the third quarter of 2017.
The provision for loan losses was $(46) million during the first nine months of 2018, compared with $35 million during the first nine months of 2017. This decrease was primarily as a result of the previously mentioned improving credit quality, particularly in the oil and gas-related portfolio, and net recoveries.
During the third quarter of 2018, we did not record a provision for unfunded lending commitments, compared with a $(4) million provision in the third quarter of 2017. This increase was due to increased unfunded lending commitments, partially offset by credit quality improvement in the oil and gas-related portfolio. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings, and changes in credit quality.
The allowance for credit losses (“ACL”), which is the combination of both the ALLL and the RULC, decreased $62 million, when compared with the third quarter of 2017. This was mainly due to the credit quality improvements described previously.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. We believe a subtotal of customer-related fees provides a better view of income over which we have more direct control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses. For the third quarter of 2018, noninterest income decreased $3 million, or 2%, compared with the third quarter of 2017, primarily due to a $6 million decrease in net securities gains. The following schedule presents a comparison of the major components of noninterest income.
NONINTEREST INCOME

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2018	2017			2018	2017

Service charges and fees on deposit accounts	$42	$42	$—	—%	$125	$127	$(2)	(2)%
Other service charges, commissions and fees	59	55	4	7	168	160	8	5
Wealth management and trust income	12	11	1	9	38	30	8	27
Loan sales and servicing income	5	6	(1)	(17)	18	19	(1)	(5)
Capital markets and foreign exchange	7	8	(1)	(13)	23	21	2	10
Customer-related fees	125	122	3	2	372	357	15	4
Dividends and other investment income	11	9	2	22	34	31	3	10
Securities gains (losses), net	(1)	5	(6)	(120)	(1)	13	(14)	(108)
Other	1	3	(2)	(67)	7	3	4	133
Total noninterest income	$136	$139	$(3)	(2)	$412	$404	$8	2

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

In the third quarter of 2017 the Bank’s SBIC investments increased in market value compared with a slight decline in market value in the third quarter of 2018. This decrease in noninterest income was partially offset by a $3 million, or 2%, increase in customer-related fees, primarily related to increased loan syndication fees, bankcard fees, corporate investment services and wealth management income. Improvements in platform and product simplifications contributed to this increase. We have experienced a decrease in mortgage fees due to higher interest rates resulting in lower origination and mortgage-related activity.
Customer-related fees increased $15 million, or 4% from the first nine months of 2017 to the first nine months of 2018. This increase was a result of the same factors as the increase from the third quarter of 2017 to the third quarter of 2018. Relative to third quarter of 2018 results, we expect customer-related fees to increase slightly over the next twelve months.
Noninterest Expense
Noninterest expense increased by $7 million, or 2%, from the third quarter of 2017 to the third quarter of 2018. The Bank remains focused on expense control efforts, while continuing to invest in technology and simplification initiatives. This 2% increase is within our targeted growth rate of low single-digit percentage range relative to the prior year.
The following schedule presents a comparison of the major components of noninterest expense.
NONINTEREST EXPENSE

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2018	2017			2018	2017

Salaries and employee benefits	$264	$251	$13	5%	$800	$753	$47	6%
Occupancy, net	33	35	(2)	(6)	96	101	(5)	(5)
Furniture, equipment and software, net	30	32	(2)	(6)	95	96	(1)	(1)
Other real estate expense, net	1	(1)	2	200	1	(1)	2	200
Credit-related expense	5	7	(2)	(29)	19	23	(4)	(17)
Provision for unfunded lending commitments	—	(4)	4	100	—	(6)	6	100
Professional and legal services	12	15	(3)	(20)	37	43	(6)	(14)
Advertising	8	6	2	33	20	17	3	18
FDIC premiums	18	15	3	20	44	40	4	10
Other	49	57	(8)	(14)	147	166	(19)	(11)
Total noninterest expense	$420	$413	$7	2	$1,259	$1,232	$27	2
Adjusted noninterest expense [1]	$416	$414	$2	—	$1,255	$1,225	$30	2
1 For information on non-GAAP financial measures see “GAAP to Non-GAAP Reconciliations” on page 5
Salary and employee benefits expense was up $13 million in the third quarter of 2018 compared with the third quarter of 2017 primarily due to an $8 million increase in base salaries due to increased headcount and annual merit increases and a $2 million increase in incentive compensation. The provision for unfunded lending commitments increased by $4 million, primarily due to increased unfunded lending commitments that was partially offset by credit quality improvement in the oil and gas-related portfolio. For further information see “Provision for Credit Losses” on page 14. FDIC premiums increased due to a $4 million expense in the third quarter of 2018 that represents the cumulative effect of an adjustment related to the estimated uninsured deposits since the consolidation of bank charters. These increases in noninterest expense were partially offset by a $8 million decrease in other noninterest expense, primarily due to reduced operational losses, lower regulatory fees, and other miscellaneous expenses in the third quarter of 2018.
Net occupancy decreased by $5 million from the first nine months of 2017 to the first nine months of 2018 as additional rental income was received on a newly constructed building in Houston. Over the same year-to-date period, credit-related fees decreased by $4 million as a result of lower fees related to repossessions and professional and legal services decreased by $6 million as a result of a decrease in consulting fees. Other changes between the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

first nine months of 2018 and 2017 are due to the same factors as for the changes between the third quarters of 2018 and 2017.
In October 2018, the Bank decided to terminate its pension plan subject to obtaining necessary regulatory approval. Completion of this termination is expected in early 2020. Plan participant benefits will not be disadvantaged because of this decision. At the time of final liquidation additional noninterest expense will be recognized for pension amounts remaining in other comprehensive income (“OCI”), as well as expense related to purchasing annuities for participants who elect that distribution method. The qualified pension OCI balance at September 30, 2018 was a $28 million loss before adjusting for tax effects. The expense related to purchasing annuities is highly dependent on individual participant elections between lump-sum distribution options and an annuity option, in addition to market competitiveness in the annuity bid process. The current estimate of this expense is $5 to $15 million, and is subject to change depending upon the previously mentioned factors.
Adjusted noninterest expense for the third quarter of 2018 increased $2 million, or less than 1%, to $416 million, compared with $414 million for the same prior year period. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items, which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding the calculation of the efficiency ratio). Adjusted noninterest expense for the first nine months of 2018 increased by 2% from the first nine months of 2017 and we still expect adjusted noninterest expense for 2018 to experience an increase in the low single-digit percentage range relative to the prior year.
Income Taxes
Income tax expense for the third quarter of 2018 was $69 million compared with $83 million for the same prior year period. The effective income tax rates were 23.6% and 34.2% for the third quarters of 2018 and 2017, respectively. Income tax expense for the first nine months of 2018 was $195 million compared with $207 million for the first nine months of 2017. The effective tax rates for these year-to-date periods were 22.9% and 30.6%, respectively. Note 12 of the Notes to Consolidated Financial Statements contains additional information about the factors that influenced the income tax rates and information about deferred income tax assets and liabilities. The effective tax rate for 2018 is expected to be approximately 23%, including the effects of stock-based compensation.
Preferred Dividends
Preferred dividends were $8 million during both the third quarter of 2018 and the third quarter of 2017. Preferred dividends for the first nine months of 2018 decreased by $5 million compared with the first nine months of 2017. This decrease was a result of our redemption of all outstanding shares of our 7.9% Series F preferred stock during the third quarter of 2017. The total one-time reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $3 million.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Average interest-earning assets were $62.3 billion for the first nine months of 2018, compared with $60.6 billion for the first nine months of 2017. Average interest-earning assets as a percentage of total average assets for the first nine months of 2018 and 2017 were 94% and 93%, respectively.
Average loans were $45.2 billion and $43.2 billion for the first nine months of 2018 and 2017, respectively. Average loans as a percentage of total average assets for the first nine months of 2018 were 68%, compared with 67% in the same prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 14% to $1.4 billion for the first nine months of 2018, compared with $1.6 billion for the first nine months of 2017. Average securities remained stable for the first nine months of 2018, compared with the first nine months of 2017.
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenue for the Bank. Refer to the “Liquidity Risk Management” section on page 30 for additional information on management of liquidity and funding. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of our 2017 Annual Report on Form 10-K.
INVESTMENT SECURITIES PORTFOLIO

	September 30, 2018			December 31, 2017
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$751	$751	$734	$771	$770	$762
Available-for-sale
U.S. Treasury securities	25	25	25	25	25	25
U.S. Government agencies and corporations:
Agency securities	1,482	1,480	1,448	1,830	1,830	1,818
Agency guaranteed mortgage-backed securities	10,004	10,159	9,824	9,605	9,798	9,666
Small Business Administration loan-backed securities	1,888	2,069	2,020	2,007	2,227	2,222
Municipal securities	1,182	1,313	1,284	1,193	1,336	1,334
Other debt securities	25	25	24	25	25	24
Total available-for-sale debt securities	14,606	15,071	14,625	14,685	15,241	15,089
Money market mutual funds and other	—	—	—	72	72	72
Total available-for-sale	14,606	15,071	14,625	14,757	15,313	15,161
Total	$15,357	$15,822	$15,359	$15,528	$16,083	$15,923
The amortized cost of investment securities at September 30, 2018 decreased by 2% from the balances at December 31, 2017.
The investment securities portfolio includes $465 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. The purchase premiums and discounts for both held-to-maturity (“HTM”) and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized as interest income in the period the principal is reduced. For the nine months ended September 30, 2018, premium amortization reduced the yield on securities by 94 bps compared with a 90 bps impact for the same period in 2017.
As of September 30, 2018, under the GAAP fair value accounting hierarchy, 0.2% of the $14.6 billion fair value of the AFS securities portfolio was valued at Level 1, 99.8% was valued at Level 2, and there were no Level 3 AFS

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

securities. At December 31, 2017, 1% of the $15.2 billion fair value of AFS securities portfolio was valued at Level 1, 99% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of our 2017 Annual Report on Form 10-K for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.
The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	September 30, 2018	December 31, 2017

Loans and leases	$1,563	$1,271
Held-to-maturity – municipal securities	751	770
Available-for-sale – municipal securities	1,285	1,334
Trading account – municipal securities	47	146
Unfunded lending commitments	147	152
Total direct exposure to municipalities	$3,793	$3,673
At September 30, 2018, one municipal loan with a balance of $1 million was on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and 78% of the outstanding loans and leases were originated by California Bank & Trust (“CB&T”), Zions Bank, and Vectra Bank Colorado (“Vectra”). See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at September 30, 2018 and December 31, 2017.
Loan Portfolio
For the first nine months of 2018 and 2017, average loans accounted for 68% and 67%, respectively, of total average assets. As presented in the following schedule, the largest category was commercial and industrial loans, which constituted 31% of our loan portfolio at September 30, 2018.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

LOAN PORTFOLIO

	September 30, 2018		December 31, 2017
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,096	31%	$14,003	31%
Leasing	332	1	364	1
Owner-occupied	7,548	17	7,288	16
Municipal	1,563	3	1,271	3
Total commercial	23,539	52	22,926	51
Commercial real estate:
Construction and land development	2,295	5	2,021	5
Term	8,752	19	9,103	20
Total commercial real estate	11,047	24	11,124	25
Consumer:
Home equity credit line	2,884	6	2,777	6
1-4 family residential	7,039	16	6,662	15
Construction and other consumer real estate	644	1	597	1
Bankcard and other revolving plans	483	1	509	1
Other	174	—	185	1
Total consumer	11,224	24	10,730	24
Total net loans	$45,810	100%	$44,780	100%
Loan portfolio growth during the first nine months of 2018 was widespread across loan products and geographies with particular strength in 1-4 family residential, municipal, construction and land development, and owner-occupied loans. The impact of these increases was partially offset by a decrease in the CRE term portfolio.
Commercial owner-occupied loans increased during the first nine months of 2018; however, we experienced continued runoff and attrition of the National Real Estate portfolio. The National Real Estate business is a wholesale business that depends on loan referrals from other community banking institutions. Due to generally soft loan demand nationally, many community banking institutions are retaining, rather than selling, their loan production.
Other Noninterest-Bearing Investments
During the first nine months of 2018, the Bank decreased its short-term borrowings with the Federal Home Loan Bank (“FHLB”) by $700 million. This decrease also led to a decline in FHLB activity stock, which consequently decreased by $28 million during the year. Aside from this decrease, other noninterest-bearing investments remained relatively stable as set forth in the following schedule.
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	September 30, 2018	December 31, 2017

Bank-owned life insurance	$516	$506
Federal Home Loan Bank stock	126	154
Federal Reserve stock	185	184
Farmer Mac stock	52	43
SBIC investments	134	127
Non-SBIC investment funds	11	12
Other	3	3
Total other noninterest-bearing investments	$1,027	$1,029

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Premises, Equipment, and Software
Net premises, equipment, and software increased $17 million, or 1.6%, during the first nine months of 2018. The Bank continues to capitalize certain costs related to its technology initiatives, but associated depreciation has also increased approximately $2 million per quarter following the successful implementation, in 2017, of the first phase of our core lending and deposit systems replacement project, which replaced the Bank’s primary consumer lending systems. The second phase of the project, which replaces the Bank’s primary commercial lending systems, is expected to be complete in the first half of 2019. The third phase would replace the Bank’s deposit systems, and is still in the preliminary stages of development and a decision to move forward with this phase will be made in the first half of 2019. The total core replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule shows the total amount of costs capitalized by phase for the core replacement project.

	September 30, 2018
(In millions)	Phase 1	Phase 2	Phase 3	Total
Core replacement project costs
Total amount capitalized	$78	$70	$30	$178
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Bank. Average total deposits for the first nine months of 2018 increased by 1.3%, compared with the first nine months of 2017, with average interest-bearing deposits increasing by 2.4% and average noninterest-bearing deposits decreasing by 0.1%. The average interest rate paid for interest-bearing deposits was 20 bps higher during the first nine months of 2018, compared with the first nine months of 2017.
Demand and savings and money market deposits were 92% and 94% of total deposits at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018 and December 31, 2017, total deposits included $2.3 billion and $1.6 billion, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 30 for additional information on funding and borrowed funds.
RISK ELEMENTS
Since risk is inherent in substantially all of the Bank’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. The Board of Directors has appointed a Risk Oversight Committee (“ROC”) that consists of appointed Board members who oversee the Bank’s risk management processes. The ROC meets on a regular basis to monitor and review Enterprise Risk Management (“ERM”) activities. As required by its charter, the ROC performs oversight for various ERM activities and approves ERM policies and activities as detailed in the ROC charter.
Management applies various strategies to reduce the risks to which the Bank’s operations are exposed, including credit, interest rate and market, liquidity, and operational risks. These risks are overseen by the various management committees of which the Enterprise Risk Management Committee is the focal point for the monitoring and review of enterprise risk.
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
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

U.S., and the U.S. Department of Agriculture. As of September 30, 2018, the principal balance of these loans was $565 million, and the guaranteed portion of these loans was $429 million. Most of these loans were guaranteed by the SBA.
The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	September 30, 2018	Percent guaranteed	December 31, 2017	Percent guaranteed

Commercial	$544	76%	$507	75%
Commercial real estate	13	77	14	75
Consumer	8	100	16	92
Total loans	$565	76	$537	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	September 30, 2018		December 31, 2017
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,563	11%	$2,807	12%
Retail trade [1]	2,403	10	2,257	10
Manufacturing	2,178	9	2,116	9
Finance and insurance	1,910	8	2,026	9
Healthcare and social assistance	1,648	7	1,556	7
Wholesale trade	1,573	7	1,543	7
Transportation and warehousing	1,332	6	1,343	6
Construction	1,227	5	1,094	5
Mining, quarrying, and oil and gas extraction	1,144	5	1,010	4
Utilities[2]	1,015	4	905	4
Hospitality and food services	953	4	932	4
Other Services (except Public Administration)	890	4	896	4
Professional, scientific, and technical services	858	4	879	4
Other [3]	3,845	16	3,562	15
Total	$23,539	100%	$22,926	100%

[1]	At September 30, 2018, 84% of retail trade consist of motor vehicle and parts dealers, gas stations, grocery stores, building material suppliers, and direct-to-consumer retailers.

[2]	Includes primarily utilities, power, and renewable energy.

[3]	No other industry group exceeds 3.5%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	9/30/2018	$1,109	$2,874	$496	$562	$1,429	$1,393	$395	$494	$8,752	79.2%
% of loan type		12.7%	32.9%	5.7%	6.4%	16.3%	15.9%	4.5%	5.6%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2018	—%	0.1%	0.4%	—%	0.8%	0.1%	—%	—%	0.2%
	12/31/2017	0.2%	0.1%	0.1%	0.2%	—%	0.2%	—%	0.8%	0.1%
≥ 90 days	9/30/2018	—%	0.1%	0.4%	—%	0.1%	0.1%	—%	—%	0.1%
	12/31/2017	0.2%	0.1%	0.1%	—%	—%	0.1%	—%	0.7%	0.1%
Accruing loans past due 90 days or more	9/30/2018	$—	$1	$2	$—	$—	$—	$—	$—	$3
	12/31/2017	1	1	—	—	—	—	—	—	2
Nonaccrual loans	9/30/2018	$2	$9	$—	$—	$13	$5	$—	$17	$46
	12/31/2017	4	7	1	2	17	1	—	4	36
Residential construction and land development
Balance outstanding	9/30/2018	$39	$316	$71	$3	$202	$51	$2	$4	$688	6.2%
% of loan type		5.7%	45.9%	10.3%	0.4%	29.4%	7.4%	0.3%	0.6%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2017	—%	—%	0.2%	—%	0.7%	—%	—%	—%	0.2%
≥ 90 days	9/30/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2017	—%	—%	—%	—%	0.1%	—%	—%	—%	—%
Accruing loans past due 90 days or more	9/30/2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2017	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2017	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	9/30/2018	$202	$273	$54	$82	$457	$373	$131	$35	$1,607	14.6%
% of loan type		12.5%	17.0%	3.4%	5.1%	28.4%	23.2%	8.2%	2.2%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2017	0.1%	0.2%	—%	—%	0.2%	0.1%	—%	—%	0.1%
≥ 90 days	9/30/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2017	—%	—%	—%	—%	—%	1.3%	—%	—%	0.3%
Accruing loans past due 90 days or more	9/30/2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2017	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2017	—	—	—	—	—	4	—	—	4
Total construction and land development	9/30/2018	$241	$589	$125	$85	$659	$424	$133	$39	$2,295
Total commercial real estate	9/30/2018	$1,350	$3,463	$621	$647	$2,088	$1,817	$528	$533	$11,047	100.0%

[1]	No other geography exceeds $91 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.
Approximately 15% of the CRE term loans consist of mini-perm loans as of September 30, 2018. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

seven years. The remaining 85% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $172 million, or 11%, of the commercial construction and land development portfolio at September 30, 2018 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects.
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
We are also engaged in Home Equity Credit Line (“HECL”) lending. At September 30, 2018 and December 31, 2017, our HECL portfolio totaled $2.9 billion and $2.8 billion, respectively. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	September 30, 2018	December 31, 2017

Secured by first deeds of trust	$1,455	$1,406
Secured by second (or junior) liens	1,429	1,371
Total	$2,884	$2,777
At September 30, 2018, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 91% of our HECL portfolio is still in the draw period, and approximately 24% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The ratio of net charge-offs to average balances for the first nine months of 2018 and 2017 for the HECL portfolio was (0.02)% and (0.01)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.64% at September 30, 2018, compared with 0.93% at December 31, 2017.
Total nonaccrual loans at September 30, 2018 decreased $126 million from December 31, 2017, primarily in the commercial and industrial loan portfolio. However, nonaccrual loans slightly increased in the commercial real estate term loan portfolio. The largest total decrease in nonaccrual loans occurred at Amegy Bank (“Amegy”), mainly due to improvements in the oil and gas-related portfolio.
The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” following for more information. Bank policy does

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

not allow for the conversion of nonaccrual construction and land development loans to CRE term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.
The following schedule sets forth our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	September 30, 2018	December 31, 2017

Nonaccrual loans [1]	$288	$414
Other real estate owned	4	4
Total nonperforming assets	$292	$418
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.64%	0.93%
Accruing loans past due 90 days or more	$12	$22
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.03%	0.05%
Nonaccrual loans and accruing loans past due 90 days or more	$300	$436
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	0.65%	0.97%
Accruing loans past due 30-89 days	$87	$120
Nonaccrual loans[1] current as to principal and interest payments	57.4%	65.9%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs decreased $22 million, or 10%, during the first nine months of 2018. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	September 30, 2018	December 31, 2017

Restructured loans – accruing	$114	$139
Restructured loans – nonaccruing	90	87
Total	$204	$226
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017

Balance at beginning of period	$181	$304	$226	$251
New identified TDRs and principal increases	46	7	115	163
Payments and payoffs	(19)	(45)	(107)	(117)
Charge-offs	(1)	(4)	(4)	(17)
No longer reported as TDRs	(2)	—	(20)	(4)
Sales and other	(1)	(14)	(6)	(28)
Balance at end of period	$204	$248	$204	$248
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.
The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	Nine Months Ended September 30, 2018	Twelve Months Ended December 31, 2017	Nine Months Ended September 30, 2017

Loans and leases outstanding (net of unearned income)	$45,810	$44,780	$44,156
Average loans and leases outstanding (net of unearned income)	$45,159	$43,501	$43,218
Allowance for loan losses:
Balance at beginning of period	$518	$567	$567
Provision for loan losses	(46)	24	35
Charge-offs:
Commercial	38	118	98
Commercial real estate	5	9	6
Consumer	13	17	13
Total	56	144	117
Recoveries:
Commercial	50	46	36
Commercial real estate	8	14	12
Consumer	6	11	8
Total	64	71	56
Net loan and lease charge-offs (recoveries)	(8)	73	61
Balance at end of period	$480	$518	$541
Ratio of annualized net charge-offs to average loans and leases	(0.02)%	0.17%	0.19%
Ratio of allowance for loan losses to net loans and leases, at period end	1.05%	1.16%	1.23%
Ratio of allowance for loan losses to nonaccrual loans, at period end	167%	129%	120%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	160%	122%	112%
The total ALLL decreased during the first nine months of 2018 by $38 million as a result of continued credit quality improvements in the total loan portfolio.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

reserve are shown separately in the statement of income. At September 30, 2018, the reserve remained the same as at December 31, 2017, and decreased by $1 million from September 30, 2017.
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
The Bank’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Bank, including interest rate and market risk management. The Board has established the Asset/Liability Committee (“ALCO”) consisting of members of management, to which it has delegated the responsibility of managing interest rate and market risk for the Bank. ALCO establishes and periodically revises policy limits and reviews with the ROC the limits and limit exceptions reported by management.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
In addition, we assume certain correlation rates, often referred to as a “deposit beta,” of interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation rate, while interest-on-checking accounts are assumed to have a lower correlation rate. Actual results may differ materially due to factors including competitive pricing, money supply, credit worthiness of the Bank, and so forth; however, we use our historical experience as well as industry data to inform our assumptions.
The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule.
DEPOSIT ASSUMPTIONS

	September 30, 2018
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	2.9%	2.9%
Money market	1.4%	1.2%
Savings and interest-on-checking	2.6%	2.3%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	September 30, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(2.8)%	—%	2.5%	4.8%	7.2%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 37%. If the weighted average deposit beta increased to 47% it would decrease the EaR in the +200bps shock from 4.8% to 2.5%.
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. During the past year, an increase in short-term rates has led to a flatter yield curve as longer-term rates have not increased at the same pace as short-term rates. If we consider a flattening rate shock

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

where the short-term rate moves +200bps but the ten-year rate only moves +30bps, the increase in earnings is 35% lower over 12 months compared with the parallel +200bps rate shock.
For comparative purposes, the December 31, 2017 measures are presented in the following schedule.

	December 31, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(2.7)%	—%	2.8%	5.4%	7.8%

[1]	Assumes rates cannot go below zero in the negative rate shift.
The asset-sensitivity as measured by EaR decreased slightly quarter-over-quarter due to changes in the investment securities and funding compositions.
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest-bearing deposits, the weighted average modeled beta is 37%. If the weighted average deposit beta increased to 47% it would decrease the EVE in the +200bps shock from -4.3% to -6.3%.

	September 30, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	1.1%	—%	(2.4)%	(4.3)%	(6.1)%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2017 measures are presented in the following schedule. The changes in EVE measures from December 31, 2017 are driven by increases in interest rates which increase the expected life of certain assets and decrease the expected life of certain liabilities.

	December 31, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Economic Value of Equity	0.2%	—%	0.5%	0.3%	0.2%

[1]	Assumes rates cannot go below zero in the negative rate shift.
Our focus on business banking also plays a significant role in determining the nature of the Bank’s asset-liability management posture. At September 30, 2018, $20 billion of the Bank’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 97% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $713 million of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset-sensitivity is reduced due to $68 million of variable-rate loans being priced at floored rates at September 30, 2018, which were above the “index plus spread” rate by an average of 60 bps. At September 30, 2018, we also had $3.3 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $13 million were priced at floored rates, which were above the “index plus spread” rate by an average of 87 bps.
See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

At September 30, 2018, we had a relatively small amount, $176 million, of trading assets and $49 million of securities sold, not yet purchased, compared with $148 million and $95 million, respectively, at December 31, 2017.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the third quarter of 2018, the after-tax change in AOCI attributable to AFS securities decreased by $46 million, due largely to changes in the interest rate environment, compared with a $8 million decrease in the same prior year period.
Market Risk – Equity Investments
Through our equity investment activities, we own equity securities that are publicly-traded. In addition, we own equity securities in companies and governmental entities, e.g., the Federal Reserve Bank and an FHLB, that are not publicly-traded. The accounting for equity investments may use the cost, fair value, equity, or full consolidation methods of accounting, depending on our ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below our investment costs, we are exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored and evaluated by the Bank’s Equity Investment Committee consisting of members of management.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was approximately $134 million and $127 million at September 30, 2018 and December 31, 2017, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $11 million and $12 million at September 30, 2018 and December 31, 2017, respectively.
These private equity investments (“PEIs”) are subject to the provisions of the Dodd-Frank Act. The Volcker Rule of the Dodd-Frank Act prohibits banks and bank holding companies from holding PEIs, except for SBIC funds and certain other permitted exclusions, beyond a required deadline. The Federal Reserve Board (“FRB”) announced in December 2016 that it would allow banks to apply for an additional five-year extension beyond the July 21, 2017 deadline to comply with the Dodd-Frank Act requirement for these investments. The Bank applied for and was granted an extension for its eligible PEIs. All positions in the remaining portfolio of PEIs are subject to the extended deadline or other applicable exclusions.
As of September 30, 2018, such prohibited PEIs amounted to $3 million, with an additional $2 million of unfunded commitments (see Note 5 of the Notes to Consolidated Financial Statements for more information). We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Liquidity Risk Management
Overview
Liquidity refers to our capacity to meet our cash and collateral obligations and to manage both expected and unexpected cash flows without adversely impacting the operations or financial strength of the Bank. Sources of liquidity include both unencumbered assets, such as marketable loans and securities, and traditional forms of funding, such as deposits, borrowings and equity. At September 30, 2018, our investment securities portfolio of $15.6 billion and cash and money market investments of $1.7 billion collectively comprised 26% of total assets. At September 30, 2018, assets that are considered high-quality liquid assets, including eligible cash, decreased to $12.0 billion, compared with $12.3 billion at December 31, 2017.
Liquidity Regulation
Upon passage of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the Bank is no longer subject to the Enhanced Prudential Standards for liquidity management (Reg. YY). However, the Bank continues to perform liquidity stress tests and assess its portfolio of highly liquid assets (sufficient to cover 30-day funding needs under the stress scenarios).
Liquidity Management Actions
The Bank’s consolidated cash, interest-bearing deposits held as investments, and security resell agreements was $1.5 billion at September 30, 2018 compared to $1.6 billion at December 31, 2017 and $1.7 billion at September 30, 2017. During the first nine months of 2018, uses of cash were primarily from (1) repayment of short-term debt, (2) loan originations, (3) repurchases of our common stock, and (4) dividends on common and preferred stock. The primary sources of cash during the same period were from (1) a net increase in deposits, (2) net cash provided by operating activities, (3) the issuance of long-term debt and (4) a net decrease in investment securities.
The Bank’s loan to total deposit ratio has remained consistent at 85% for the periods ending September 30, 2018, December 31, 2017, and September 30, 2017. The Bank’s core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, was $50.9 billion at September 30, 2018 compared with $50.7 billion at December 31, 2017.
Total deposits were $53.8 billion at September 30, 2018, compared with $52.6 billion at December 31, 2017 and $52.1 billion at September 30, 2017. The increase for the first nine months of 2018 was a result of a $1.1 billion and $181 million increase in time deposits and noninterest-bearing demand deposits, respectively, partially offset by a $158 million decrease in savings and money market deposits.
During the third quarter of 2018, the Bank issued a $500 million senior note with an interest rate of 3.5% and a maturity date of August 27, 2021. At September 30, 2018, maturities of our long-term senior and subordinated debt ranged from August 2021 to September 2028. In October 2018, the Board of Directors approved the call, on the November 15, 2018 call date, of $162 million of subordinated notes maturing November 15, 2023.
The Bank’s cash payments for interest, reflected in operating expenses, increased to $157 million during the first nine months of 2018 from $79 million during the first nine months of 2017 primarily due to an increase in interest rates and deposits, which was partially offset by a decrease in short-term borrowings. Additionally, the Bank paid approximately $172 million of total dividends on preferred stock and common stock for the first nine months of 2018 compared with $89 million for the first nine months of 2017. Dividends paid per common share have increased gradually from $0.12 in the third quarter of 2017 to $0.30 in the third quarter of 2018. In October 2018, the Board approved a quarterly common dividend of $0.30 per share.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

borrowings. All of the credit rating agencies rate the Bank’s debt at an investment-grade level. The Bank’s credit ratings have continued to improve during 2018 and are presented in the following schedule.

CREDIT RATINGS
as of October 31, 2018:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

S&P	Stable	BBB+	BBB-	A-2
Moody’s	Positive	Baa3		P-2
Kroll	Stable	A-	BBB	K2
The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity, and from time to time, have been a significant source of funding. Zions Bancorporation, N.A. is a member of the FHLB of Des Moines. The FHLB allows member banks to borrow against their eligible loans and securities to satisfy liquidity and funding requirements. The Bank is required to invest in FHLB and Federal Reserve stock to maintain their borrowing capacity.
At September 30, 2018, the amount available for additional FHLB and Federal Reserve borrowings was approximately $14.9 billion, compared with $14.7 billion at December 31, 2017. Loans with a carrying value of approximately $23.4 billion at September 30, 2018 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings compared with $25.6 billion at December 31, 2017. At September 30, 2018, we had $2.9 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $3.6 billion of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2017. At September 30, 2018, our total investment in FHLB and Federal Reserve stock was $126 million and $185 million, respectively, compared with $154 million and $184 million at December 31, 2017.
Our investment activities can provide or use cash, depending on the asset-liability management posture taken. During the first nine months of 2018, HTM and AFS investment securities’ activities resulted in a net decrease in investment securities and a net $155 million increase in cash, compared with a net $2.1 billion decrease in cash for the first nine months of 2017.
Maturing balances in the Bank’s loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the first nine months of 2018 resulted in a net cash outflow of $981 million compared with a net cash outflow of $1.5 billion for the first nine months of 2017.
We may also, from time to time, issue additional preferred stock, senior or subordinated notes or other forms of capital or debt instruments, depending on our capital, funding, asset-liability management or other needs as market conditions warrant and subject to any required regulatory approvals. Management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. A more comprehensive discussion of liquidity risk management, including liquidity risk oversight, liquidity regulation, and certain contractual obligations, is contained in our 2017 Annual Report on Form 10-K.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Periodic reviews, which include aspects of operational risk, are conducted by the Bank’s Compliance Risk Management, Internal Audit and Credit Examination departments on a regular basis, and the Data Governance department also provide key data integrity and availability oversight. We are continually improving our oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported on a regular basis to enterprise management committees. As part of this process, and as a result of the number and sophistication of attempts to disrupt or penetrate our critical systems, we have designated cyber risk a level one risk in our risk taxonomy, which places it at the highest level of oversight with our other top risks. For a more comprehensive discussion of operational risk management see our 2017 Annual Report on Form 10-K.
CAPITAL MANAGEMENT
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence.
Merger of Bank Holding Company into Bank
On September 30, 2018, the Bank completed the merger of Zions Bancorporation, its former bank holding company, with, and into the Bank, formerly known as ZB, N.A. in order to reduce organizational complexity. The restructuring eliminated the bank holding company structure and associated regulatory framework, and resulted in ZB, N.A. being renamed Zions Bancorporation, National Association and becoming the top-level entity within our corporate structure. The Bank’s primary regulator is now the OCC. The Bank continues to be subject to examinations by the CFPB with respect to consumer financial regulations.
Stress Testing
As a result of the Financial Stability Oversight Council’s action on September 12, 2018 and the merger of the holding company on September 30, 2018, the Bank is no longer considered a systemically important financial institution under the Dodd-Frank Act. The Bank expects to have greater flexibility in the active management of shareholders’ equity. The Bank expects to continue to utilize stress testing as the primary mechanism to inform its decisions on the appropriate level of capital, based upon actual and hypothetically-stressed economic conditions. Therefore, the timing and amount of capital actions will be subject to various factors, including the Bank's financial performance and prevailing and anticipated economic conditions.
Capital Management Actions
During the third quarter of 2018, the Bank repurchased 3.5 million shares of common stock for $185 million, and has repurchased a total of 10.1 million shares of common stock for $535 million over the last 12 months at an average price of $52.86 per share. In October 2018, the Bank announced that the Board approved a plan to repurchase $250 million of common stock during the fourth quarter of 2018 and begun the repurchases. However, the timing and amount of additional common share repurchases will be subject to various factors, including the Bank's financial performance, business needs, and prevailing economic conditions. Shares may be repurchased occasionally in the open market, through privately negotiated transactions, utilizing Rule 10b5-1 plans or otherwise.
As planned, our quarterly dividend on common stock increased to $0.30 per share during the third quarter of 2018. We paid $145 million in dividends on common stock during the first nine months of 2018 compared with $57 million during the first nine months of 2017. In October 2018, the Board of Directors declared a quarterly dividend of $0.30 per common share payable on November 21, 2018 to shareholders of record on November 14, 2018. We paid dividends on preferred stock of $27 million for the first nine months of 2018 compared with $32 million during the first nine months of 2017. See Note 8 for additional detail about capital management transactions during the first nine months of 2018.
Total shareholders’ equity has decreased slightly and was $7.6 billion at September 30, 2018 compared with $7.7 billion at December 31, 2017 and $7.8 billion at September 30, 2017. Total shareholders’ equity decreased from December 31, 2017 by (1) $420 million from repurchases of Bank common stock, (2) $222 million from a decrease

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

in the fair value of our AFS securities due largely to changes in the interest rate environment, and (3) $172 million from common and preferred dividends paid. These decreases were partially offset by net income of $658 million.
Weighted average diluted shares decreased by 3.3 million compared with the third quarter of 2017, primarily due to share repurchases, partially offset by the dilutive impact of an increased common share price on warrants that have been outstanding since 2008 (Troubled Asset Relief Program or “TARP” warrants - NASDAQ: ZIONZ) and 2010 (NASDAQ: ZIONW) and employee equity grants. During 2017 and the first nine months of 2018, the market price of our common stock was higher than the exercise price of common stock warrants on our common stock and had a dilutive effect upon earnings per share. During the first nine months of 2018, 1.3 million shares of common stock were issued from the cashless exercise of 3.9 million common stock warrants which would have expired on November 14, 2018. As of September 30, 2018, the Bank had 1.9 million and 29.3 million warrants outstanding of ZIONZ (TARP) and ZIONW warrants, respectively. The ZIONZ warrants expire on November 14, 2018 and the ZIONW warrants expire on May 22, 2020.
The following schedule presents the diluted shares from the remaining common stock warrants at various Zions Bancorporation, N.A. common stock market prices as of October 31, 2018, excluding the effect of changes in exercise cost and warrant share multiplier from the future payment of common stock dividends.
IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation, N.A. Common Stock Market Price	Diluted Shares (000s)

$35.00	0
40.00	5,154
45.00	8,196
50.00	10,630
55.00	12,621
60.00	14,281
65.00	15,685
See Note 8 of the Notes to Consolidated Financial Statements for more information on our common stock warrants.
Basel III
In 2013, the FRB, FDIC, and OCC published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules became effective for the Bank on January 1, 2015 and were subject to phase-in periods for certain of their components. In November 2017, the FRB, FDIC and OCC published a final rule for non-advanced approaches banks that extends the regulatory capital treatment applicable during 2017 under the regulatory capital rules for certain items.
A detailed discussion of Basel III requirements, including implications for the Bank, is contained on page 9 in “Capital Standards – Basel Framework” under Part 1, Item 1 in our 2017 Annual Report on Form 10-K.
We met all capital adequacy requirements under the Basel III Capital Rules based upon phase-in rules as of September 30, 2018, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
Capital Ratios
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. Zions will continue to utilize stress testing as its primary mechanism to inform its decisions on the appropriate level of capital, based upon actual and hypothetically-stressed economic conditions.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following schedule shows the Bank’s capital and performance ratios as of September 30, 2018, December 31, 2017 and September 30, 2017.
CAPITAL RATIOS

	September 30, 2018	December 31, 2017	September 30, 2017

Tangible common equity ratio[1]	9.1%	9.3%	9.6%
Tangible equity ratio[1]	9.9%	10.2%	10.4%
Average equity to average assets (three months ended)	11.4%	11.9%	11.9%
Basel III risk-based capital ratios[2]:
Common equity tier 1 capital	12.1%	12.1%	12.2%
Tier 1 leverage	10.5%	10.5%	10.6%
Tier 1 risk-based	13.1%	13.2%	13.3%
Total risk-based	14.6%	14.8%	15.0%
Return on average common equity (three months ended)	12.1%	6.3%	8.3%
Return on average tangible common equity (three months ended)[1]	14.2%	7.4%	9.8%

[1]	See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding these ratios.

[2]	Based on the applicable phase-in periods.
At September 30, 2018, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.9 billion and $7.7 billion, respectively, compared with $6.8 billion and $7.6 billion, respectively, at December 31, 2017. A more comprehensive discussion of our capital management is contained in our 2017 Annual Report on Form 10-K.

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and due from banks	$517	$548
Money market investments:
Interest-bearing deposits	590	782
Federal funds sold and security resell agreements	560	514
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $734 and $762)	751	770
Available-for-sale, at fair value	14,625	15,161
Trading account, at fair value	176	148
Total investment securities	15,552	16,079
Loans held for sale	61	44
Loans and leases, net of unearned income and fees	45,810	44,780
Less allowance for loan losses	480	518
Loans held for investment, net of allowance	45,330	44,262
Other noninterest-bearing investments	1,027	1,029
Premises, equipment and software, net	1,111	1,094
Goodwill and intangibles	1,015	1,016
Other real estate owned	4	4
Other assets	964	916
Total Assets	$66,731	$66,288
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$24,067	$23,886
Interest-bearing:
Savings and money market	25,462	25,620
Time	4,256	3,115
Total deposits	53,785	52,621
Federal funds purchased and other short-term borrowings	3,780	4,976
Long-term debt	879	383
Reserve for unfunded lending commitments	58	58
Other liabilities	676	571
Total liabilities	59,178	58,609
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 192,169 and 197,532 shares)	—	4,445
Additional paid-in capital	4,052	—
Retained earnings	3,296	2,807
Accumulated other comprehensive income (loss)	(361)	(139)
Total shareholders’ equity	7,553	7,679
Total liabilities and shareholders’ equity	$66,731	$66,288
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In millions, except shares and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$537	$468	$1,548	$1,370
Interest on money market investments	8	5	20	14
Interest on securities	86	84	257	246
Total interest income	631	557	1,825	1,630
Interest expense:
Interest on deposits	38	15	87	43
Interest on short- and long-term borrowings	28	20	84	48
Total interest expense	66	35	171	91
Net interest income	565	522	1,654	1,539
Provision for loan losses	(11)	5	(46)	35
Net interest income after provision for loan losses	576	517	1,700	1,504
Noninterest income:
Service charges and fees on deposit accounts	42	42	125	127
Other service charges, commissions and fees	59	55	168	160
Wealth management and trust income	12	11	38	30
Loan sales and servicing income	5	6	18	19
Capital markets and foreign exchange	7	8	23	21
Customer-related fees	125	122	372	357
Dividends and other investment income	11	9	34	31
Securities gains (losses), net	(1)	5	(1)	13
Other	1	3	7	3
Total noninterest income	136	139	412	404
Noninterest expense:
Salaries and employee benefits	264	251	800	753
Occupancy, net	33	35	96	101
Furniture, equipment and software, net	30	32	95	96
Other real estate expense, net	1	(1)	1	(1)
Credit-related expense	5	7	19	23
Provision for unfunded lending commitments	—	(4)	—	(6)
Professional and legal services	12	15	37	43
Advertising	8	6	20	17
FDIC premiums	18	15	44	40
Other	49	57	147	166
Total noninterest expense	420	413	1,259	1,232
Income before income taxes	292	243	853	676
Income taxes	69	83	195	207
Net income	223	160	658	469
Preferred stock dividends	(8)	(8)	(25)	(30)
Preferred stock redemption	—	—	—	(3)
Net earnings applicable to common shareholders	$215	$152	$633	$436
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	192,973	200,332	195,079	201,493
Diluted shares (in thousands)	205,765	209,106	208,657	209,366
Net earnings per common share:
Basic	$1.11	$0.75	$3.22	$2.14
Diluted	1.04	0.72	3.01	2.06
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017

Net income for the period	$223	$160	$658	$469
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(45)	(8)	(221)	65
Net unrealized gains on other noninterest-bearing investments	—	—	3	2
Net unrealized holding gains (losses) on derivative instruments	(1)	—	(6)	—
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	1	—	2	(2)
Other comprehensive income (loss)	(45)	(8)	(222)	65
Comprehensive income	$178	$152	$436	$534
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2017	$566	197,532	$4,445	$—	$2,807	$(139)	$7,679
Net income for the period					658		658
Other comprehensive income (loss), net of tax						(222)	(222)
Cumulative effect adjustment, adoption of ASU 2014-09, Revenue from Contracts with Customers					1		1
Bank common stock repurchased		(8,050)	(434)				(434)
Net shares issued from stock warrant exercises		1,278
Net activity under employee plans and related tax benefits		1,409	41				41
Dividends on preferred stock					(25)		(25)
Dividends on common stock, $0.74 per share					(145)		(145)
Merger of bank holding company into bank			(4,052)	4,052
Balance at September 30, 2018	$566	192,169	$—	$4,052	$3,296	$(361)	$7,553

Balance at December 31, 2016	$710	203,085	$4,725	$—	$2,321	$(122)	$7,634
Net income for the period					469		469
Other comprehensive income (loss), net of tax						65	65
Preferred stock redemption	(144)		2		(2)		(144)
Bank common stock repurchased		(4,975)	(217)				(217)
Net activity under employee plans and related tax benefits		1,602	42				42
Dividends on preferred stock					(30)		(30)
Dividends on common stock, $0.28 per share					(58)		(58)
Balance at September 30, 2017	$566	199,712	$4,552	$—	$2,700	$(57)	$7,761
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$223	$160	$658	$469
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(11)	1	(46)	29
Depreciation and amortization	49	47	141	131
Share-based compensation	4	4	22	21
Deferred income tax expense (benefit)	(6)	(4)	(4)	4
Net decrease (increase) in trading securities	31	5	(28)	59
Net decrease (increase) in loans held for sale	2	(18)	(32)	71
Change in other liabilities	20	84	105	63
Change in other assets	79	(42)	27	(9)
Other, net	(4)	(10)	(18)	(35)
Net cash provided by operating activities	387	227	825	803
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	106	363	146	748
Proceeds from maturities and paydowns of investment securities held-to-maturity	170	83	284	249
Purchases of investment securities held-to-maturity	(43)	(54)	(265)	(127)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	992	615	2,396	1,775
Purchases of investment securities available-for-sale	(1,084)	(535)	(2,260)	(4,001)
Net change in loans and leases	(550)	(475)	(981)	(1,511)
Net change in other noninterest-bearing investments	33	14	29	(89)
Purchases of premises and equipment	(36)	(39)	(90)	(133)
Other, net	2	4	2	12
Net cash used in investing activities	(410)	(24)	(739)	(3,077)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	204	(278)	1,169	(1,136)
Net change in short-term funds borrowed	(377)	(718)	804	1,297
Proceeds from debt over 90 days and up to one year	—	1,850	—	3,600
Repayments of debt over 90 days and up to one year	—	(850)	(2,000)	(1,100)
Cash paid for preferred stock redemption	—	—	—	(144)
Proceeds from the issuance of long-term debt	497	—	497	—
Repayment of long-term debt	—	—	—	(153)
Proceeds from the issuance of common stock	2	2	19	20
Dividends paid on common and preferred stock	(68)	(34)	(172)	(89)
Bank common stock repurchased	(186)	(115)	(434)	(217)
Net cash provided by (used in) financing activities	72	(143)	(117)	2,078
Net increase (decrease) in cash and due from banks	49	60	(31)	(196)
Cash and due from banks at beginning of period	468	481	548	737
Cash and due from banks at end of period	$517	$541	$517	$541
Cash paid for interest	$57	$27	$157	$79
Net cash paid for income taxes	51	84	142	206
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	—	1	6	5
Loans held for investment reclassified to loans held for sale, net	(1)	3	38	14
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2018

1.	BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Zions Bancorporation, National Association and its majority-owned subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. References to GAAP, including standards promulgated by the Financial Accounting Standards Board, are made according to sections of the Accounting Standards Codification (“ASC”). Changes to the ASC are made with Accounting Standards Updates (“ASU”) that include consensus issues of the Emerging Issues Task Force.
Operating results for the nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2017 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank’s 2017 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
Zions Bancorporation, N.A. is a commercial bank headquartered in Salt Lake City, Utah. The Bank provides a full range of banking and related services in 11 Western and Southwestern states through 7 separately managed and branded units as follows: Zions Bank, in Utah, Idaho and Wyoming; Amegy Bank (“Amegy”), in Texas; California Bank & Trust (“CB&T”); National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”) which operates under that name in Washington and under the name The Commerce Bank of Oregon in Oregon.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Bank

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
January 1, 2019
Upon adoption of the standard, we currently estimate the right-of-use asset to be between $200-$250 million. This estimate may change depending on the Bank’s lease activity. The implementation team is working on gathering all key lease data elements to meet the requirements of the new guidance. Additionally, we are implementing new lease software that will accommodate the new accounting requirements.

ASU 2017-08, Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The standard requires the premium to be amortized to the earliest call date. The update does not change the accounting for securities held at a discount.
		January 1, 2019	Our analysis suggests this guidance will not have a material impact on the Bank’s financial statements, but we will continue to monitor its impact as we move closer to implementation.

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity (“HTM”) securities that are measured at amortized cost. The standard requires credit losses relating to available-for-sale (“AFS”) debt securities to be recorded through an allowance for credit loss (“ACL”) rather than a reduction of the carrying amount. It also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in U.S. GAAP and expands certain disclosure requirements. Early adoption of the guidance is permitted as of January 1, 2019.
January 1, 2020
We have formed an implementation team led jointly by Credit, Treasury, and the Corporate Controller’s group, that also includes other lines of business and functions within the Bank. The implementation team is developing models that can meet the requirements of the new guidance. While this standard may potentially have a material impact on the Bank’s financial statements, we are still in process of conducting our evaluation.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
The standard eliminates the requirement to calculate the implied fair value of goodwill (i.e. Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities would record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current guidance). The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The standard also continues to allow entities to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The standard is effective for the Bank as of January 1, 2020. Early adoption is allowed for any goodwill impairment test performed after January 1, 2017.
January 1, 2020
We do not currently expect this guidance will have a material impact on the Bank’s financial statements since the fair values of our reporting units were not lower than their respective carrying amounts at the time of our goodwill impairment analysis for 2017.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Bank (continued)

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
The purpose of this standard is to improve the effectiveness of disclosures in the notes to the financial statements. The update outlines removals, modifications, and additions to the disclosure requirements on fair value measurement.
January 1, 2020
This standard will not have a material impact to the financial statements as its only impact is to the disclosure requirements for fair value measurement. We will update the impacted disclosures at the effective date.

ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract
The standard provides revised accounting guidance related to the accounting for implementation costs associated with cloud computing arrangements that meet the criteria for a service contract. Some of the main provisions include:
-Implementation costs will be recognized as an asset or expense when incurred on the basis of existing GAAP, specifically guidance already provided around internal-use software.
The amortization period will be the noncancelable hosting contract term plus any expected renewal periods.
Entity in a hosting arrangement that is a service contract must provide certain qualitative and quantitative disclosures. Disclosures would also include implementation costs incurred for internal-use software.
For transition there is an option to either apply guidance retrospectively or prospectively.
		January 1, 2020	We are currently evaluating the potential impact of this new guidance on the Bank’s financial statements.

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards adopted by the Bank

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
January 1, 2018
We adopted this guidance using the modified retrospective transition method. There was no material impact at adoption to the Bank’s consolidated financial statements. New disclosures are found in Footnote 10.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards adopted by the Bank (continued)

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

3.	FAIR VALUE
Fair Value Measurement
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For a discussion of the Bank’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 3 of our 2017 Annual Report on Form 10-K.
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	September 30, 2018
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$25	$13,292	$—	$13,317
Municipal securities		1,284		1,284
Other debt securities		24		24
Total Available-for-sale	25	14,600	—	14,625
Trading account	119	57		176
Other noninterest-bearing investments:
Bank-owned life insurance		516		516
Private equity investments			103	103
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	108			108
Derivatives:
Interest rate swaps and forwards		1		1
Interest rate swaps for customers		18		18
Foreign currency exchange contracts	4			4
Total Assets	$256	$15,192	$121	$15,569
LIABILITIES
Securities sold, not yet purchased	$49	$—	$—	$49
Other liabilities:
Deferred compensation plan obligations	108			108
Derivatives:
Interest rate swaps for customers		73		73
Foreign currency exchange contracts	3			3
Total Liabilities	$160	$73	$—	$233
1 We used a third-party pricing service to measure fair value for approximately 95% of our AFS Level 2 securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$25	$13,706	$—	$13,731
Municipal securities		1,334		1,334
Other debt securities		24		24
Money market mutual funds and other	71	1		72
Total Available-for-sale	96	15,065	—	15,161
Trading account		148		148
Other noninterest-bearing investments:
Bank-owned life insurance		507		507
Private equity investments			95	95
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	102			102
Derivatives:
Interest rate swaps and forwards		1		1
Interest rate swaps for customers		28		28
Foreign currency exchange contracts	9			9
Total Assets	$207	$15,749	$113	$16,069
LIABILITIES
Securities sold, not yet purchased	$95	$—	$—	$95
Other liabilities:
Deferred compensation plan obligations	102			102
Derivatives:
Interest rate swaps for customers		33		33
Foreign currency exchange contracts	7			7
Total Liabilities	$204	$33	$—	$237
1 We used a third-party pricing service to measure fair value for approximately 92% of our AFS Level 2 securities.
Level 3 Valuations
Private Equity Investments
Private equity investments (“PEIs”) are generally measured under Level 3. Certain investments that have converted to being publicly-traded are measured under Level 1. The majority of these PEIs are held in the Bank’s Small Business Investment Company (“SBIC”) and are early-stage venture investments. The fair value measurements of these investments are updated at least on a quarterly basis, including whenever a new round of financing occurs. Certain of these investments are measured using multiples of operating performance. The fair value measurements of PEIs are reviewed on a quarterly basis by the Securities Valuation Committee. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of period	$102	$18	$82	$19	$95	$18	$73	$20
Securities gains (losses), net	(1)	—	5	—	—	—	7	—
Other noninterest income	—	—	—	—	—	—	—	(1)
Purchases	2	—	6	—	8	—	18	—
Redemptions and paydowns	—	—	—	—	—	—	(5)	—
Balance at end of period	$103	$18	$93	$19	$103	$18	$93	$19
No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for the three and nine months ended September 30, 2018 and 2017.
The reconciliation of Level 3 instruments includes the following realized gains and losses in the statement of income:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017

Securities gains (losses), net	$—	$—	$(3)	$3
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In millions)	Fair value at September 30, 2018				Fair value at December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$—	$—	$—	$—	$1	$1
Impaired loans	—	23	—	23	—	9	—	9
Other real estate owned	—	1	—	1	—	—	—	—
Total	$—	$24	$—	$24	$—	$9	$1	$10

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
ASSETS
Private equity investments	$—	$—	$—	$(1)
Impaired loans	(9)	(1)	(15)	(8)
Other real estate owned	—	—	(1)	—
Total	$(9)	$(1)	$(16)	$(9)
During the three months ended September 30, we recognized an insignificant amount of net gains in 2018 and $1 million 2017 from the sale of other real estate owned (“OREO”) properties. During the nine months ended September 30, we recognized approximately $1 million of net gains in 2018 and $2 million in 2017 from the sale of OREO properties that had a carrying value at the time of sale of approximately $3 million and $5 million during the nine months ended September 30, 2018 and 2017, respectively. Previous to their sale in these periods, we recognized impairment on these properties of an insignificant amount in 2018 and 2017.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $11 million at September 30, 2018 and $10 million at December 31, 2017. Amounts of other noninterest-bearing investments carried at cost were $311 million at September 30, 2018 and $338 million at December 31, 2017, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. Private equity investments accounted for using the equity method were $34 million at September 30, 2018 and $36 million at December 31, 2017.
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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	September 30, 2018			December 31, 2017
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$751	$734	2	$770	$762	2
Loans and leases (including loans held for sale), net of allowance	45,391	44,452	3	44,306	44,226	3
Financial liabilities:
Time deposits	4,256	4,231	2	3,115	3,099	2
Other short-term borrowings	2,900	2,900	2	3,600	3,600	2
Long-term debt	879	885	2	383	402	2
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	September 30, 2018
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$781	$(221)	$560	$—	$—	$560
Derivatives (included in other assets)	23	—	23	(13)	(8)	2
Total assets	$804	$(221)	$583	$(13)	$(8)	$562
Liabilities:
Federal funds and other short-term borrowings	$4,001	$(221)	$3,780	$—	$—	$3,780
Derivatives (included in other liabilities)	76	—	76	(13)	—	63
Total Liabilities	$4,077	$(221)	$3,856	$(13)	$—	$3,843

	December 31, 2017
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$809	$(295)	$514	$—	$—	$514
Derivatives (included in other assets)	38	—	38	(9)	(1)	28
Total assets	$847	$(295)	$552	$(9)	$(1)	$542
Liabilities:
Federal funds and other short-term borrowings	$5,271	$(295)	$4,976	$—	$—	$4,976
Derivatives (included in other liabilities)	40	—	40	(9)	(6)	25
Total Liabilities	$5,311	$(295)	$5,016	$(9)	$(6)	$5,001
Security repurchase and reverse repurchase (“resell”) agreements are offset, when applicable, in the balance sheet according to master netting agreements. Security repurchase agreements are included with “Federal funds and other short-term borrowings.” Derivative instruments may be offset under their master netting agreements; however, for accounting purposes, we present these items on a gross basis in the Bank’s balance sheet. See Note 7 for further information regarding derivative instruments.

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

income in the period the principal is reduced. Note 3 of our 2017 Annual Report on Form 10-K discusses the process to estimate fair value for investment securities.

	September 30, 2018
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$751	$4	$21	$734
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,480	—	32	1,448
Agency guaranteed mortgage-backed securities	10,159	6	341	9,824
Small Business Administration loan-backed securities	2,069	1	50	2,020
Municipal securities	1,313	1	30	1,284
Other debt securities	25	—	1	24
Total available-for-sale	15,071	8	454	14,625
Total investment securities	$15,822	$12	$475	$15,359

	December 31, 2017
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$770	$5	$13	$762
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,830	1	13	1,818
Agency guaranteed mortgage-backed securities	9,798	9	141	9,666
Small Business Administration loan-backed securities	2,227	10	15	2,222
Municipal securities	1,336	9	11	1,334
Other debt securities	25	—	1	24
Total available-for-sale debt securities	15,241	29	181	15,089
Money market mutual funds and other	72	—	—	72
Total available-for-sale	15,313	29	181	15,161
Total investment securities	$16,083	$34	$194	$15,923
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of September 30, 2018, by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$201	$199	$1,572	$1,528
Due after one year through five years	356	349	4,874	4,733
Due after five years through ten years	139	135	4,650	4,509
Due after ten years	55	51	3,975	3,855
Total	$751	$734	$15,071	$14,625

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	September 30, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$4	$227	$17	$343	$21	$570
Available-for-sale
U.S. Treasury securities	—	25	—	—	—	25
U.S. Government agencies and corporations:
Agency securities	20	970	12	354	32	1,324
Agency guaranteed mortgage-backed securities	92	3,821	249	5,354	341	9,175
Small Business Administration loan-backed securities	25	1,414	25	559	50	1,973
Municipal securities	15	834	15	331	30	1,165
Other	—	—	1	14	1	14
Total available-for-sale	152	7,064	302	6,612	454	13,676
Total	$156	$7,291	$319	$6,955	$475	$14,246

	December 31, 2017
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$3	$263	$10	$292	$13	$555
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	6	808	7	808	13	1,616
Agency guaranteed mortgage-backed securities	29	3,609	112	4,721	141	8,330
Small Business Administration loan-backed securities	3	408	12	649	15	1,057
Municipal securities	6	554	5	230	11	784
Other	—	—	1	14	1	14
Total available-for-sale	44	5,379	137	6,422	181	11,801
Total	$47	$5,642	$147	$6,714	$194	$12,356
At September 30, 2018 and December 31, 2017, respectively, 676 and 667 HTM and 3,018 and 2,262 AFS investment securities were in an unrealized loss position.
Other-Than-Temporary Impairment
The Bank did not recognize any other-than-temporary impairment (“OTTI”) on its investment securities portfolio during the first nine months of 2018. We review investment securities on a quarterly basis for the presence of OTTI. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At September 30, 2018, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. For additional information on our policy and evaluation process relating to OTTI, see Note 5 of our 2017 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following summarizes gains and losses that were recognized in the statement of income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Other noninterest-bearing investments	$4	$5	$5	$—	$9	$10	$20	$7
Net gains (losses) [1]		$(1)		$5		$(1)		$13
1 Net gains (losses) were recognized in securities gains (losses), net in the statement of income.
Interest income by security type is as follows:

	Three Months Ended September 30,
(In millions)	2018			2017
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3	$4	$7	$2	$3	$5
Available-for-sale	73	6	79	72	6	78
Trading	—	—	—	1	—	1
Total	$76	$10	$86	$75	$9	$84

	Nine Months Ended September 30,
(In millions)	2018			2017
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$8	$11	$19	$7	$10	$17
Available-for-sale	216	19	235	209	18	227
Trading	3	—	3	2	—	2
Total	$227	$30	$257	$218	$28	$246
Investment securities with a carrying value of $2.1 billion at both September 30, 2018 and December 31, 2017 were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
Private Equity Investments
Effect of Volcker Rule
The Bank’s PEIs are subject to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Volcker Rule of the Dodd-Frank Act prohibits banks from holding PEIs, except for SBIC funds and certain other permitted exclusions, beyond a required deadline. Of the recorded PEIs of $148 million at September 30, 2018, approximately $3 million remain prohibited by the Volcker Rule. At September 30, 2018, we have $31 million of unfunded commitments for PEIs, of which approximately $2 million relate to prohibited PEIs. We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements. See other discussions related to private equity investments in Note 3.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	September 30, 2018	December 31, 2017

Loans held for sale	$61	$44
Commercial:
Commercial and industrial	$14,096	$14,003
Leasing	332	364
Owner-occupied	7,548	7,288
Municipal	1,563	1,271
Total commercial	23,539	22,926
Commercial real estate:
Construction and land development	2,295	2,021
Term	8,752	9,103
Total commercial real estate	11,047	11,124
Consumer:
Home equity credit line	2,884	2,777
1-4 family residential	7,039	6,662
Construction and other consumer real estate	644	597
Bankcard and other revolving plans	483	509
Other	174	185
Total consumer	11,224	10,730
Total loans [1]	$45,810	$44,780
1Loans are presented net of unearned income, unamortized purchase discounts and premiums, and net deferred loan fees and costs totaling $42 million and $43 million at September 30, 2018 and December 31, 2017, respectively.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $224 million at September 30, 2018 and $220 million at December 31, 2017.
Loans with a carrying value of approximately $23.4 billion at September 30, 2018 and $25.6 billion at December 31, 2017 have been pledged at the Federal Reserve or the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $152 million and $464 million for the three and nine months ended September 30, 2018 and $146 million and $696 million for the three and nine months ended September 30, 2017, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods was $184 million and $584 million for the three and nine months ended September 30, 2018 and $176 million and $640 million for the three and nine months ended September 30, 2017, respectively. See Note 5 for further information regarding guaranteed securities.
The principal balance of sold loans for which we retain servicing was approximately $2.2 billion at both September 30, 2018 and December 31, 2017. Income from loans sold, excluding servicing, was $3 million and $10

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

million for the three and nine months ended September 30, 2018, and $1 million and $9 million for the three and nine months ended September 30, 2017, respectively.
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
For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2017 Annual Report on Form 10-K.
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended September 30, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$321	$122	$47	$490
Provision for loan losses	(11)	(5)	5	(11)
Gross loan and lease charge-offs	8	5	4	17
Recoveries	12	3	3	18
Net loan and lease charge-offs (recoveries)	(4)	2	1	(1)
Balance at end of period	$314	$115	$51	$480
Reserve for unfunded lending commitments
Balance at beginning of period	$43	$15	$—	$58
Provision for unfunded lending commitments	(1)	1	—	—
Balance at end of period	$42	$16	$—	$58
Total allowance for credit losses at end of period
Allowance for loan losses	$314	$115	$51	$480
Reserve for unfunded lending commitments	42	16	—	58
Total allowance for credit losses	$356	$131	$51	$538

	Nine Months Ended September 30, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$371	$103	$44	$518
Provision for loan losses	(69)	9	14	(46)
Gross loan and lease charge-offs	38	5	13	56
Recoveries	50	8	6	64
Net loan and lease charge-offs (recoveries)	(12)	(3)	7	(8)
Balance at end of period	$314	$115	$51	$480
Reserve for unfunded lending commitments
Balance at beginning of period	$48	$10	$—	$58
Provision for unfunded lending commitments	(6)	6	—	—
Balance at end of period	$42	$16	$—	$58
Total allowance for credit losses at end of period
Allowance for loan losses	$314	$115	$51	$480
Reserve for unfunded lending commitments	42	16	—	58
Total allowance for credit losses	$356	$131	$51	$538

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended September 30, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$393	$116	$35	$544
Provision for loan losses	(4)	(7)	16	5
Gross loan and lease charge-offs	16	4	5	25
Recoveries	12	2	3	17
Net loan and lease charge-offs (recoveries)	4	2	2	8
Balance at end of period	$385	$107	$49	$541
Reserve for unfunded lending commitments
Balance at beginning of period	$53	$10	$—	$63
Provision for unfunded lending commitments	(4)	—	—	(4)
Balance at end of period	$49	$10	$—	$59
Total allowance for credit losses at end of period
Allowance for loan losses	$385	$107	$49	$541
Reserve for unfunded lending commitments	49	10	—	59
Total allowance for credit losses	$434	$117	$49	$600

	Nine Months Ended September 30, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$420	$116	$31	$567
Provision for loan losses	27	(15)	23	35
Gross loan and lease charge-offs	98	6	13	117
Recoveries	36	12	8	56
Net loan and lease charge-offs (recoveries)	62	(6)	5	61
Balance at end of period	$385	$107	$49	$541
Reserve for unfunded lending commitments
Balance at beginning of period	$54	$11	$—	$65
Provision for unfunded lending commitments	(5)	(1)	—	(6)
Balance at end of period	$49	$10	$—	$59
Total allowance for credit losses at end of period
Allowance for loan losses	$385	$107	$49	$541
Reserve for unfunded lending commitments	49	10	—	59
Total allowance for credit losses	$434	$117	$49	$600

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The ALLL and outstanding loan balances according to the Bank’s impairment method are summarized as follows:

	September 30, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$10	$1	$3	$14
Collectively evaluated for impairment	304	114	48	466
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$314	$115	$51	$480
Outstanding loan balances:
Individually evaluated for impairment	$201	$65	$74	$340
Collectively evaluated for impairment	23,338	10,982	11,150	45,470
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$23,539	$11,047	$11,224	$45,810

	December 31, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$26	$1	$4	$31
Collectively evaluated for impairment	345	102	40	487
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$371	$103	$44	$518
Outstanding loan balances:
Individually evaluated for impairment	$314	$69	$76	$459
Collectively evaluated for impairment	22,598	11,048	10,648	44,294
Purchased loans with evidence of credit deterioration	14	7	6	27
Total	$22,926	$11,124	$10,730	$44,780
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Nonaccrual loans are summarized as follows:

(In millions)	September 30, 2018	December 31, 2017

Loans held for sale	$—	$12
Commercial:
Commercial and industrial	$112	$195
Leasing	2	8
Owner-occupied	66	90
Municipal	1	1
Total commercial	181	294
Commercial real estate:
Construction and land development	—	4
Term	46	36
Total commercial real estate	46	40
Consumer:
Home equity credit line	13	13
1-4 family residential	47	55
Construction and other consumer real estate	—	—
Bankcard and other revolving plans	1	—
Other	—	—
Total consumer loans	61	68
Total	$288	$402
Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2018
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$61	$—	$—	$—	$61	$—	$—
Commercial:
Commercial and industrial	$14,006	$40	$50	$90	$14,096	$6	$63
Leasing	331	—	1	1	332	—	1
Owner-occupied	7,500	26	22	48	7,548	2	41
Municipal	1,563	—	—	—	1,563	—	1
Total commercial	23,400	66	73	139	23,539	8	106
Commercial real estate:
Construction and land development	2,295	—	—	—	2,295	—	—
Term	8,728	16	8	24	8,752	3	32
Total commercial real estate	11,023	16	8	24	11,047	3	32
Consumer:
Home equity credit line	2,872	5	7	12	2,884	—	4
1-4 family residential	7,008	15	16	31	7,039	—	23
Construction and other consumer real estate	634	10	—	10	644	—	—
Bankcard and other revolving plans	478	3	2	5	483	1	—
Other	173	1	—	1	174	—	—
Total consumer loans	11,165	34	25	59	11,224	1	27
Total	$45,588	$116	$106	$222	$45,810	$12	$165

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2017
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$44	$—	$—	$—	$44	$—	$12
Commercial:
Commercial and industrial	$13,887	$60	$56	$116	$14,003	$13	$146
Leasing	363	1	—	1	364	—	8
Owner-occupied	7,219	29	40	69	7,288	4	49
Municipal	1,271	—	—	—	1,271	—	1
Total commercial	22,740	90	96	186	22,926	17	204
Commercial real estate:
Construction and land development	2,014	3	4	7	2,021	—	—
Term	9,079	13	11	24	9,103	2	25
Total commercial real estate	11,093	16	15	31	11,124	2	25
Consumer:
Home equity credit line	2,763	9	5	14	2,777	—	5
1-4 family residential	6,621	16	25	41	6,662	1	27
Construction and other consumer real estate	590	6	1	7	597	1	—
Bankcard and other revolving plans	506	2	1	3	509	1	—
Other	184	1	—	1	185	—	—
Total consumer loans	10,664	34	32	66	10,730	3	32
Total	$44,497	$140	$143	$283	$44,780	$22	$261

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality classifications are summarized as follows:

	September 30, 2018
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$13,416	$311	$369	$—	$14,096
Leasing	318	10	4	—	332
Owner-occupied	7,253	84	211	—	7,548
Municipal	1,536	4	23	—	1,563
Total commercial	22,523	409	607	—	23,539	$314
Commercial real estate:
Construction and land development	2,284	11	—	—	2,295
Term	8,631	18	103	—	8,752
Total commercial real estate	10,915	29	103	—	11,047	115
Consumer:
Home equity credit line	2,866	—	18	—	2,884
1-4 family residential	6,988	—	51	—	7,039
Construction and other consumer real estate	642	—	2	—	644
Bankcard and other revolving plans	480	—	3	—	483
Other	174	—	—	—	174
Total consumer loans	11,150	—	74	—	11,224	51
Total	$44,588	$438	$784	$—	$45,810	$480

	December 31, 2017
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$13,001	$395	$606	$1	$14,003
Leasing	342	6	16	—	364
Owner-occupied	6,920	93	275	—	7,288
Municipal	1,257	13	1	—	1,271
Total commercial	21,520	507	898	1	22,926	$371
Commercial real estate:
Construction and land development	2,002	15	4	—	2,021
Term	8,816	138	149	—	9,103
Total commercial real estate	10,818	153	153	—	11,124	103
Consumer:
Home equity credit line	2,759	—	18	—	2,777
1-4 family residential	6,602	—	60	—	6,662
Construction and other consumer real estate	596	—	1	—	597
Bankcard and other revolving plans	507	—	2	—	509
Other	185	—	—	—	185
Total consumer loans	10,649	—	81	—	10,730	44
Total	$42,987	$660	$1,132	$1	$44,780	$518
Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

income recognized on a cash basis during the time the loans were impaired within the three months ended September 30, 2018 and 2017 was not significant. For additional information regarding our policies and methodologies used to evaluate impaired loans, see Note 6 of our 2017 Annual Report on Form 10-K.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three and nine months ended September 30, 2018 and 2017:

	September 30, 2018
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$170	$72	$47	$119	$8
Owner-occupied	66	39	21	60	2
Municipal	1	1	—	1	—
Total commercial	237	112	68	180	10
Commercial real estate:
Construction and land development	1	—	1	1	—
Term	59	44	5	49	—
Total commercial real estate	60	44	6	50	—
Consumer:
Home equity credit line	16	12	2	14	3
1-4 family residential	70	33	26	59	—
Construction and other consumer real estate	2	1	—	1	—
Other	—	—	—	—	—
Total consumer loans	88	46	28	74	3
Total	$385	$202	$102	$304	$13

	December 31, 2017
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance
Commercial:
Commercial and industrial	$293	$80	$142	$222	$24
Owner-occupied	120	79	23	102	2
Municipal	1	1	—	1	—
Total commercial	414	160	165	325	26
Commercial real estate:
Construction and land development	8	4	2	6	—
Term	56	36	12	48	—
Total commercial real estate	64	40	14	54	—
Consumer:
Home equity credit line	25	13	9	22	—
1-4 family residential	67	28	29	57	4
Construction and other consumer real estate	2	1	1	2	—
Other	1	1	—	1	—
Total consumer loans	95	43	39	82	4
Total	$573	$243	$218	$461	$30

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$124	$—	$108	$—
Owner-occupied	51	—	46	8
Municipal	1	—	1	—
Total commercial	176	—	155	8
Commercial real estate:
Construction and land development	1	—	1	—
Term	49	—	50	1
Total commercial real estate	50	—	51	1
Consumer:
Home equity credit line	14	—	13	—
1-4 family residential	58	—	53	—
Construction and other consumer real estate	1	—	1	—
Other	—	—	—	—
Total consumer loans	73	—	67	—
Total	$299	$—	$273	$9

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$356	$1	$311	$5
Owner-occupied	104	2	101	5
Municipal	1	—	1	—
Total commercial	461	3	413	10
Commercial real estate:
Construction and land development	10	—	11	—
Term	53	1	58	11
Total commercial real estate	63	1	69	11
Consumer:
Home equity credit line	21	—	21	1
1-4 family residential	53	1	53	1
Construction and other consumer real estate	2	—	2	—
Other	1	—	1	—
Total consumer loans	77	1	77	2
Total	$601	$5	$559	$23
Modified and Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen the Bank’s position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Bank has granted a concession that it would not otherwise consider, are considered troubled debt restructurings (“TDRs”). For further discussion of our policies and processes regarding TDRs, see Note 6 of our 2017 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	September 30, 2018
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$—	$4	$—	$—	$15	$7	$26
Owner-occupied	1	2	—	—	1	16	20
Municipal	—	—	—	—	—	—	—
Total commercial	1	6	—	—	16	23	46
Commercial real estate:
Construction and land development	—	—	—	—	—	1	1
Term	4	2	—	1	—	6	13
Total commercial real estate	4	2	—	1	—	7	14
Consumer:
Home equity credit line	—	2	8	—	—	3	13
1-4 family residential	1	1	6	—	2	30	40
Construction and other consumer real estate	—	—	—	—	—	1	1
Total consumer loans	1	3	14	—	2	34	54
Total accruing	6	11	14	1	18	64	114
Nonaccruing
Commercial:
Commercial and industrial	—	6	1	1	12	38	58
Owner-occupied	1	2	—	1	1	5	10
Municipal	—	—	—	—	—	1	1
Total commercial	1	8	1	2	13	44	69
Commercial real estate:
Term	3	—	—	2	4	1	10
Total commercial real estate	3	—	—	2	4	1	10
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	—	1	—	1	8	10
Total consumer loans	—	—	2	—	1	8	11
Total nonaccruing	4	8	3	4	18	53	90
Total	$10	$19	$17	$5	$36	$117	$204
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.

[2]	Includes TDRs that resulted from a combination of any of the previous modification types.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
Unfunded lending commitments on TDRs amounted to approximately $5 million at September 30, 2018 and $22 million at December 31, 2017.
The total recorded investment of all TDRs in which interest rates were modified below market was $90 million at September 30, 2018 and $120 million at December 31, 2017. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three and nine months ended September 30, 2018 and 2017 was not significant.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$1	$1	$—	$5	$5
Owner-occupied	—	—	—	—	1	1
Total commercial	—	1	1	—	6	6
Commercial real estate:
Term	2	—	2	2	—	2
Total commercial real estate	2	—	2	2	—	2
Total	$2	$1	$3	$2	$6	$8

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$1	$1	$—	$1	$1
Owner-occupied	—	—	—	—	1	1
Total commercial	—	1	1	—	2	2
Total	$—	$1	$1	$—	$2	$2
Note: Total loans modified as TDRs during the 12 months previous to September 30, 2018 and 2017 were $99 million and $84 million, respectively.
At September 30, 2018 and December 31, 2017, the amount of foreclosed residential real estate property held by the Bank was approximately $2 million and less than $1 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $10 million for both periods, respectively.
Concentrations of Credit Risk
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. See Note 6 of our 2017 Annual Report on Form 10-K for further discussion of our evaluation of credit risk concentrations. See also Note 7 of our 2017 Annual Report on Form 10-K for a discussion of counterparty risk associated with the Bank’s derivative transactions.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
The Bank is exposed to certain risk arising from both its business operations and economic conditions. Our objectives in using derivatives are to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider advisable, to manage exposure to interest rate movements or other identified risks, and/or to directly offset derivatives sold to our customers. For a detailed discussion of the use of and accounting policies regarding derivative instruments, see Note 7 of our 2017 Annual Report on Form 10-K.
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2017 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At September 30, 2018, the fair value of our derivative liabilities was $76 million, for which we were required to pledge cash collateral of approximately $38 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at September 30, 2018, there would likely be no additional collateral required to be pledged. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at September 30, 2018 and December 31, 2017, and the related gain (loss) of derivative instruments for the three and nine months ended September 30, 2018 and 2017 is summarized as follows:

	September 30, 2018			December 31, 2017
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$713	$—	$—	$1,138	$—	$—
Fair value hedges:
Interest rate swaps	500	—	—	—	—	—
Total derivatives designated as hedging instruments	1,213	—	—	1,138	—	—
Derivatives not designated as hedging instruments:
Interest rate swaps and forwards	237	1	—	223	1	—
Interest rate swaps for customers [1]	5,345	18	73	4,550	28	33
Foreign exchange	324	4	3	913	9	7
Total derivatives not designated as hedging instruments	5,906	23	76	5,686	38	40
Total derivatives	$7,119	$23	$76	$6,824	$38	$40
1 Notional amounts include both the customer swaps and the offsetting derivative contracts.

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
(In millions)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments:
Cash flow hedges[1]:
Interest rate swaps	$(1)	$(1)			$(8)	$(3)
Derivatives not designated as hedging instruments:
Interest rate swaps for customers			$8				$12
Foreign exchange			6				13
Total derivatives	$(1)	$(1)	$14	$—	$(8)	$(3)	$25	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
(In millions)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments:
Cash flow hedges[1]:
Interest rate swaps	$—	$—			$—	$3
Derivatives not designated as hedging instruments:
Interest rate swaps and forward contracts			$—				$(1)
Interest rate swaps for customers			4				8
Foreign exchange			4				12
Total derivatives	$—	$—	$8	$—	$—	$3	$19	$—
Note: These schedules are not intended to present at any given time the Bank’s long/short position with respect to its derivative contracts.

[1]
Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following September 30, 2018, we estimate that $(6) million will be reclassified from AOCI into interest income

The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact
Interest rate swaps[1]	$1	$(1)	$—	$—	$—	$—

	Gain/(loss) recorded in income
	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact
Interest rate swaps[1]	$1	$(1)	$—	$—	$—	$—

[1]	Consists of hedges of benchmark interest rate risk of fixed-rate long-term debt. Gains and losses were recorded in net interest income.
The following schedule provides selected information regarding the long-term debt in the statement of financial position in which the hedged item is included.

	Carrying amount of the hedged assets/(liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	2018	2017	2018	2017
Long-term debt	$(499)	$—	$1	$—
The fair value of derivative assets was reduced by a net credit valuation adjustment of $1 million and $4 million at September 30, 2018 and 2017, respectively. The adjustment for derivative liabilities was a decrease of $2 million and $1 million at September 30, 2018 and 2017, respectively. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

8.	LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
Long-term debt is summarized as follows:

(In millions)	September 30, 2018	December 31, 2017

Subordinated notes	$247	$247
Senior notes	632	135
Capital lease obligations	—	1
Total	$879	$383
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or unamortized debt issuance costs as well as valuation adjustments for fair value swaps. During the third quarter of 2018, the Bank issued a $500 million senior note with an interest rate of 3.5% and a maturity date of August 27, 2021. The Bank intends to call, on the November 15, 2018 call date, $162 million of subordinated notes that mature on November 15, 2023.
Common Stock
On September 30, 2018, the Bank completed the merger of Zions Bancorporation, its former bank holding company, with, and into its subsidiary bank, formerly known as ZB, N.A. As a result of this merger, the Bank’s common stock now has a 0.001 par value, and is $192,169 at September 30, 2018.
Repurchases of Bank Common Stock
During the third quarter of 2018, we continued our common stock buyback program and repurchased 3.5 million shares of common stock outstanding with a fair value of $185 million at an average price of $52.86 per share. During the first nine months of 2018, we repurchased 7.8 million common shares outstanding with a fair value of $420 million at an average price of $53.84 per share. During the first nine months of 2017, we repurchased 4.7 million shares of common stock outstanding with a fair value of $205 million, at an average price of $43.72 per share. In October 2018, the Bank announced that the Board approved a plan to repurchase $250 million of common stock during the fourth quarter of 2018 and subsequently began the repurchases.
Common Stock Warrants
During the first nine months of 2018, 1.3 million shares of common stock were issued from the cashless exercise of 3.9 million common stock ZIONZ warrants. As of September 30, 2018, 1.9 million common stock ZIONZ warrants with an exercise price of $36.27 per share, were outstanding. These warrants expire on November 14, 2018 and were associated with the preferred stock issued under the Troubled Asset Relief Program, which was redeemed in 2012. Additionally, as of September 30, 2018, 29.3 million common stock ZIONW warrants, with an exercise price of $35.03, were outstanding. These warrants expire on May 22, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) was $(361) million at September 30, 2018 compared with $(139) million at December 31, 2017. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2018
Balance at December 31, 2017	$(114)	$(2)	$(23)	$(139)
OCI (loss) before reclassifications, net of tax	(221)	(3)	—	(224)
Amounts reclassified from AOCI, net of tax	—	2	—	2
OCI (loss)	(221)	(1)	—	(222)
Balance at September 30, 2018	$(335)	$(3)	$(23)	$(361)
Income tax benefit included in OCI (loss)	$(73)	$—	$—	$(73)
Nine Months Ended September 30, 2017
Balance at December 31, 2016	$(93)	$2	$(31)	$(122)
OCI before reclassifications, net of tax	65	2	—	67
Amounts reclassified from AOCI, net of tax	—	(2)	—	(2)
OCI	65	—	—	65
Balance at September 30, 2017	$(28)	$2	$(31)	$(57)
Income tax expense included in OCI	$40	$—	$—	$40

	Amounts reclassified from AOCI [1]		Amounts reclassified from AOCI [1]		Statement of income (SI) Balance sheet (BS)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2018	2017	2018	2017		Affected line item

Net unrealized gains on derivative instruments	$(1)	$—	$(3)	$3	SI	Interest and fees on loans
Income tax expense	—	—	(1)	1
Amounts Reclassified from AOCI	$(1)	$—	$(2)	$2

[1]	Positive reclassification amounts indicate increases to earnings in the statement of income and decreases to balance sheet assets.

9.	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	September 30, 2018	December 31, 2017

Net unfunded commitments to extend credit [1]	$20,999	$19,583
Standby letters of credit:
Financial	673	721
Performance	196	196
Commercial letters of credit	20	31
Total unfunded lending commitments	$21,888	$20,531

[1]	Net of participations
The Bank’s 2017 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At September 30, 2018, the Bank had recorded

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

approximately $5 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $1 million attributable to the RULC and $4 million of deferred commitment fees.
At September 30, 2018, we had unfunded commitments for PEIs of approximately $31 million. These obligations have no stated maturity. PEIs related to these commitments that are prohibited by the Volcker Rule were $2 million at September 30, 2018. See related discussions about these investments in Note 5.
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
As of September 30, 2018, we were subject to the following material litigation or governmental inquiries:

•
a civil suit, Shou-En Wang v. CB&T, brought against us in the Superior Court for Los Angeles County, Central District in April 2016. The case relates to our depositor relationships with customers who were promoters of an investment program that allegedly misappropriated investors’ funds. This case is in an early phase, with initial motion practice and discovery having been completed, with additional motion practice and expert witness phases being underway.

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

•
a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in IMG seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. This case is in an early phase with initial motion practice having been completed and discovery is underway.

•
a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In December 2017, the District Court dismissed all claims against the Bank. In January 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit. The appellate briefing process has been completed with a ruling anticipated in 2019.

•
a Private Attorney General Act (“PAGA”) claim under California law, Lawson v. CB&T, brought against us in the Superior Court for the County of San Diego, California, in February 2016. In this case, the plaintiff alleges, on behalf of herself and other current or former employees of the Bank who worked in California on a non-exempt basis, violations by the Bank of California wage and hour laws. The case remains in the early stages of motion practice, to date mainly involving questions of venue and scope of employees covered by the PAGA claims. In March 2018, the Supreme Court of California granted review of an appeal from the intermediate

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

appellate court decision requiring all aspects of the case to be heard in state court, rather than in arbitration. The appellate briefing process has been completed with a ruling anticipated in 2019.

•
a civil case, Lifescan Inc. and Johnson & Johnson Health Care Services v. Jeffrey Smith, et al., brought against us in the United States District Court for the District of New Jersey in December 2017. In this case, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Bank which filed for bankruptcy protection in 2017. The case is in early phase, with initial motion practice and discovery underway.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of September 30, 2018, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $15 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
10. REVENUE RECOGNITION
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, we adopted the accounting guidance in ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) using the modified retrospective method applied to those contracts with customers which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

with our historic accounting under Topic 605, “Revenue Recognition.” Upon adoption, the Bank has elected to use the following optional exemptions that are permitted under the Topic 606, which have been applied consistently to all contracts within all reporting periods presented:

•	The Bank recognizes the incremental cost of obtaining a contract as an expense, when incurred, if the amortization period of the asset that the Bank would have recognized is one year or less.

•
For performance obligations satisfied over time, if the Bank has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Bank’s performance completed to date, the Bank will generally recognize revenue in the amount to which the Bank has a right to invoice.

•
The Bank does not generally disclose information about its remaining performance obligations for those performance obligations that have an original expected duration of one year or less, or where the Bank recognizes revenue in the amount to which the Bank has a right to invoice.

The cumulative effect of adopting Topic 606 did not have a material impact to retained earnings as of January 1, 2018. The adoption of Topic 606 resulted in changes to our accounting policies, business processes, and internal controls to support the recognition, measurement and disclosure requirements under Topic 606.
Revenue Recognition
We derive our revenue primarily from Interest Income on Loans and Securities, which was more than three-quarters of our revenue in the third quarter of 2018. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In addition, U.S. GAAP requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The following is a description of revenue from contracts with customers:
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
The Bank’s card fee income includes interchange income from credit and debit cards and net fees earned from processing card transactions for merchants. Card income is recognized as earned. Reward program costs are recorded when the rewards are earned by the customer and presented as a reduction to interchange income.
The following schedule provides the major income categories within “Other Service charges, commissions and fees” that are in scope of ASC 606 for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017

Card Fee Income	$36	$34	$103	$101
ATM Fees	2	2	7	7
Other service charges	4	4	11	11
Other Commissions and fees	5	4	15	11
Ending balance	$47	$44	$136	$130

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
Disaggregation of Revenue
We provide services across different geographical areas, primarily in 11 Western U.S. States, under banking operations that have their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. The operating segment listed as “Other” includes Zions Management Services Company, certain nonbank financial services subsidiaries, centralized back-office functions, and eliminations of transactions between the segments.
The following schedule sets forth the noninterest income and net revenue by operating segments for the three months ended September 30, 2018 and 2017:

	Zions Bank		Amegy		CB&T
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$14	$16	$11	$9	$7	$7
Other service charges, commissions, and fees	19	18	9	9	6	6
Wealth management and trust income	4	4	3	2	1	1
Capital markets and foreign exchange	1	1	(1)	(1)	1	1
Total noninterest income from contracts with customers (ASC 606)	38	39	22	19	15	15
Other noninterest income (Non-ASC 606 customer related)	—	—	9	9	4	4
Total customer-related fees	38	39	31	28	19	19
Other noninterest income (non-customer related)	—	—	—	—	—	1
Total non-interest income	38	39	31	28	19	20
Other real estate owned gain from sale	—	—	—	—	—	1
Net interest income	177	165	133	122	138	120
Total income less interest expense	$215	$204	$164	$150	$157	$141

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$3	$3	$4	$4	$2	$2
Other service charges, commissions, and fees	3	4	3	3	2	3
Wealth management and trust income	—	—	1	1	—	—
Capital markets and foreign exchange	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	6	7	8	8	4	5
Other noninterest income (Non-ASC 606 customer related)	3	2	2	2	2	2
Total customer-related fees	9	9	10	10	6	7
Other noninterest income (non-customer related)	1	1	—	1	—	—
Total non-interest income	10	10	10	11	6	7
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	59	53	38	33	35	32
Total income less interest expense	$69	$63	$48	$44	$41	$39

	TCBW		Other		Consolidated Bank
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$—	$—	$1	$1	$42	$42
Other service charges, commissions, and fees	1	1	4	—	47	44
Wealth management and trust income	—	—	3	3	12	11
Capital markets and foreign exchange	—	—	2	2	3	3
Total noninterest income from contracts with customers (ASC 606)	1	1	10	6	104	100
Other noninterest income (Non-ASC 606 customer related)	—	—	1	3	21	22
Total customer-related fees	1	1	11	9	125	122
Other noninterest income (non-customer related)	—	—	10	14	11	17
Total non-interest income	1	1	21	23	136	139
Other real estate owned gain from sale	—	—	—	—	—	1
Net interest income	14	12	(29)	(15)	565	522
Total income less interest expense	$15	$13	$(8)	$8	$701	$662
The following schedule sets forth the noninterest income and net revenue by operating segments for the nine months ended September 30, 2018 and 2017:

	Zions Bank		Amegy		CB&T
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$43	$47	$33	$31	$21	$21
Other service charges, commissions, and fees	54	53	28	28	18	18
Wealth management and trust income	11	11	8	6	3	2
Capital markets and foreign exchange	4	3	(4)	(4)	3	3
Total noninterest income from contracts with customers (ASC 606)	112	114	65	61	45	44
Other noninterest income (Non-ASC 606 customer related)	(2)	(1)	30	27	12	11
Total customer-related fees	110	113	95	88	57	55
Other noninterest income (non-customer related)	1	(1)	—	(1)	2	1
Total non-interest income	111	112	95	87	59	56
Other real estate owned gain from sale	—	—	—	—	—	1
Net interest income	516	475	385	360	399	355
Total income less interest expense	$627	$587	$480	$447	$458	$412

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$9	$10	$10	$11	$7	$6
Other service charges, commissions, and fees	9	9	9	9	5	5
Wealth management and trust income	1	1	3	2	1	1
Capital markets and foreign exchange	—	—	1	—	—	1
Total noninterest income from contracts with customers (ASC 606)	19	20	23	22	13	13
Other noninterest income (Non-ASC 606 customer related)	7	7	7	7	5	5
Total customer-related fees	26	27	30	29	18	18
Other noninterest income (non-customer related)	3	2	—	1	—	1
Total non-interest income	29	29	30	30	18	19
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	170	152	111	96	101	94
Total income less interest expense	$199	$181	$141	$126	$119	$113

	TCBW		Other		Consolidated Bank
(In millions)	2018	2017	2018	2017	2018	2017

Service charges and fees on deposit accounts	$1	$1	$1	$—	$125	$127
Other service charges, commissions, and fees	2	2	11	6	136	130
Wealth management and trust income	—	—	11	7	38	30
Capital markets and foreign exchange	—	—	4	4	8	7
Total noninterest income from contracts with customers (ASC 606)	3	3	27	17	307	294
Other noninterest income (Non-ASC 606 customer related)	1	—	5	7	65	63
Total customer-related fees	4	3	32	24	372	357
Other noninterest income (non-customer related)	—	—	34	44	40	47
Total non-interest income	4	3	66	68	412	404
Other real estate owned gain from sale	—	—	1	1	1	2
Net interest income	38	34	(66)	(27)	1,654	1,539
Total income less interest expense	$42	$37	$1	$42	$2,067	$1,945
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.

11.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Bank’s pension and other retirement plans:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest cost	$1	$2	$4	$5
Expected return on plan assets	(3)	(3)	(9)	(9)
Partial settlement loss	1	1	2	2
Amortization of net actuarial loss	—	1	1	4
Net periodic benefit cost (benefit)	$(1)	$1	$(2)	$2
As disclosed in our 2017 Annual Report on Form 10-K, the Bank has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan. In October 2018, the Bank has decided to terminate its pension plan subject to obtaining necessary regulatory

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

approval. Completion of this termination is expected in early 2020. Plan participant benefits will not be disadvantaged because of this decision.

12.	INCOME TAXES
The effective income tax rate of 23.6% for the third quarter of 2018 was lower than the 2017 third quarter rate of 34.2%. The effective tax rates for the first nine months of 2018 and 2017 were 22.9% and 30.6%, respectively. The tax rates for 2018 and 2017 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance. The income tax rate for 2018 was positively impacted by the decrease in the corporate federal income tax rate to 21% from 35% due to the Tax Cuts and Jobs Act, which was effective January 1, 2018. This rate benefit was partially reduced by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation and other fringe benefits as enacted by the new tax law. The tax rate for 2017 was also impacted by a one-time $14 million benefit to tax expense related to state tax adjustments and a one-time $4 million benefit due to changes in the carrying value of various state deferred tax items.
We had a net deferred tax asset (“DTA”) balance of $170 million at September 30, 2018, compared with $93 million at December 31, 2017. The increase in the net DTA resulted primarily from the increase of accrued compensation and unrealized losses in OCI related to securities, and the decrease in deferred tax liabilities related to the deferred gain on a prior period debt exchange. Net charge-offs exceeding the provision for loan losses and an increase in deferred loan fees offset some of the overall increase in DTA.

13.	NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2018	2017	2018	2017

Basic:
Net income	$223	$160	$658	$469
Less common and preferred dividends	66	32	170	89
Undistributed earnings	157	128	488	380
Less undistributed earnings applicable to nonvested shares	1	1	4	4
Undistributed earnings applicable to common shares	156	127	484	376
Distributed earnings applicable to common shares	58	24	144	56
Total earnings applicable to common shares	$214	$151	$628	$432
Weighted average common shares outstanding (in thousands)	192,973	200,332	195,079	201,493
Net earnings per common share	$1.11	$0.75	$3.22	$2.14
Diluted:
Total earnings applicable to common shares	$214	$151	$628	$432
Weighted average common shares outstanding (in thousands)	192,973	200,332	195,079	201,493
Dilutive effect of common stock warrants (in thousands)	11,880	7,729	12,555	6,783
Dilutive effect of stock options (in thousands)	912	1,045	1,023	1,090
Weighted average diluted common shares outstanding (in thousands)	205,765	209,106	208,657	209,366
Net earnings per common share	$1.04	$0.72	$3.01	$2.06

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following schedule presents the weighted average shares of stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017

Restricted stock and restricted stock units	1,490	1,779	1,651	1,997

14.	OPERATING SEGMENT INFORMATION
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
As of September 30, 2018, our banking business is conducted through 7 locally managed and branded segments in distinct geographical areas. Zions Bank operates 97 branches in Utah, 23 branches in Idaho, and one branch in Wyoming. Amegy operates 73 branches in Texas. CB&T operates 90 branches in California. NBAZ operates 58 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon.
The operating segment identified as “Other” includes certain nonbank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments. The major components of net interest income at the Bank’s back-office include the revenue associated with the investments securities portfolio and the offset of the FTP costs and benefits provided to the business segments.
The following schedule does not present total assets or income tax expense for each operating segment, but instead presents average loans, average deposits and income before income taxes because these are the metrics that management uses when evaluating performance and making decisions pertaining to the operating segments. The Bank’s net interest income includes interest expense on borrowed funds. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.
The accounting policies of the individual operating segments are the same as those of the Bank. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the three months ended September 30, 2018 and 2017:

(In millions)	Zions Bank		Amegy		CB&T
	2018	2017	2018	2017	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$177	$165	$133	$122	$138	$120
Provision for loan losses	2	(15)	(16)	33	3	(4)
Net interest income after provision for loan losses	175	180	149	89	135	124
Noninterest income	38	39	31	28	19	20
Noninterest expense	118	107	84	86	77	74
Income (loss) before income taxes	$95	$112	$96	$31	$77	$70
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$12,607	$12,543	$11,328	$11,170	$9,985	$9,575
Total average deposits	15,845	15,773	11,185	10,862	11,335	11,021

(In millions)	NBAZ		NSB		Vectra
	2018	2017	2018	2017	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$59	$53	$38	$33	$35	$32
Provision for loan losses	(1)	(8)	—	(3)	1	—
Net interest income after provision for loan losses	60	61	38	36	34	32
Noninterest income	10	10	10	11	6	7
Noninterest expense	39	38	35	35	26	25
Income (loss) before income taxes	$31	$33	$13	$12	$14	$14
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,591	$4,267	$2,408	$2,347	$2,969	$2,683
Total average deposits	5,008	4,816	4,302	4,276	2,789	2,757

(In millions)	TCBW		Other		Consolidated Bank
	2018	2017	2018	2017	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$14	$12	$(29)	$(15)	$565	$522
Provision for loan losses	—	3	—	(1)	(11)	5
Net interest income after provision for loan losses	14	9	(29)	(14)	576	517
Noninterest income	1	1	21	23	136	139
Noninterest expense	6	5	35	43	420	413
Income (loss) before income taxes	$9	$5	$(43)	$(34)	$292	$243
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,136	$939	$344	$308	$45,368	$43,832
Total average deposits	1,086	1,098	2,025	1,318	53,575	51,921

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following schedule presents selected operating segment information for the nine months ended September 30, 2018 and 2017:

(In millions)	Zions Bank		Amegy		CB&T
	2018	2017	2018	2017	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$516	$475	$385	$360	$399	$355
Provision for loan losses	3	18	(72)	41	7	(10)
Net interest income after provision for loan losses	513	457	457	319	392	365
Noninterest income	111	112	95	87	59	56
Noninterest expense	350	327	254	259	231	225
Income (loss) before income taxes	$274	$242	$298	$147	$220	$196
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$12,565	$12,505	$11,362	$10,890	$9,941	$9,453
Total average deposits	15,847	16,001	11,022	11,131	11,213	10,953

(In millions)	NBAZ		NSB		Vectra
	2018	2017	2018	2017	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$170	$152	$111	$96	$101	$94
Provision for loan losses	8	(7)	—	(8)	5	—
Net interest income after provision for loan losses	162	159	111	104	96	94
Noninterest income	29	29	30	30	18	19
Noninterest expense	115	111	108	105	79	75
Income (loss) before income taxes	$76	$77	$33	$29	$35	$38
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,591	$4,258	$2,369	$2,352	$2,882	$2,607
Total average deposits	4,912	4,747	4,280	4,240	2,762	2,758

(In millions)	TCBW		Other		Consolidated Bank
	2018	2017	2018	2017	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$38	$34	$(66)	$(27)	$1,654	$1,539
Provision for loan losses	2	2	1	(1)	(46)	35
Net interest income after provision for loan losses	36	32	(67)	(26)	1,700	1,504
Noninterest income	4	3	66	68	412	404
Noninterest expense	16	16	106	114	1,259	1,232
Income (loss) before income taxes	$24	$19	$(107)	$(72)	$853	$676
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,113	$909	$336	$244	$45,159	$43,218
Total average deposits	1,069	1,098	1,722	1,227	52,827	52,155

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
The Bank’s management, with the participation of the Bank’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Bank’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2018. There were no changes in the Bank’s

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 9 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation, National Association’s 2017 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Bank’s share repurchases for the third quarter of 2018:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

July	1,001,554	$51.93	1,000,000	$133,072,690
August	2,506,052	53.23	2,500,120	325
September	855	53.05		325
Third quarter	3,508,461	52.86	3,500,120

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS
a)Exhibits

Exhibit Number	Description

2.1
Amended and Restated Agreement and Plan of Merger, dated as of July 10, 2018, by and between Zions Bancorporation and ZB, National Association, incorporated by reference to Exhibit 2.1 of Form 8-K filed on October 2, 2018.
*

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on October 2, 2018.	*

4.1
Second Supplemental Indenture, dated as of September 30, 2018, by and among The Bank of New York Mellon Trust Company, N.A., as Trustee, ZB, National Association and Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form 8-K filed on October 2, 2018.
*

4.2
Fourth Supplemental Indenture, dated as of September 30, 2018, by and among The Bank of New York Mellon Trust Company, N.A., as Trustee, ZB, National Association and Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form 8-K filed on October 2, 2018.
*

4.3	First Amendment to Warrant Agreement, dated as of September 30, 2018, by and between Zions Bancorporation and ZB, National Association (filed herewith).

10.1	Third Amendment to the Zions Bancorporation Pension Plan, dated October 30, 2017 (filed herewith).

10.2	Seventh Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, effective September 30, 2018 (filed herewith).

10.3
Eighth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Payshelter 401(k) and Employee Stock Ownership Plan, effective September 30, 2018 (filed herewith).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three months ended September 30, 2018 and September 30, 2017 and the nine months ended September 30, 2018 and September 30, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2018 and September 30, 2017 and the nine months ended September 30, 2018 and September 30, 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2018 and September 30, 2017, (v) the Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and September 30, 2017 and the nine months ended September 30, 2018 and September 30, 2017 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

* Incorporated by reference
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt are not filed. The Bank agrees to furnish a copy thereof to the Securities and Exchange Commission and the Office of the Comptroller of the Currency upon request.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

/s/ Harris H. Simmons
Harris H. Simmons, Chairman and Chief Executive Officer

/s/ Paul E. Burdiss
Paul E. Burdiss, Executive Vice President and Chief Financial Officer
Date: November 7, 2018