Form 10-K
period 2018-12-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2019-02-26
CIK 109380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
COMMISSION FILE NUMBER 001-12307
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
(Exact name of Registrant as specified in its charter)
UNITED STATES OF AMERICA	87-0227400
(State or other jurisdiction of incorporation or organization)	(Internal Revenue Service Employer Identification Number)
One South Main Salt Lake City, Utah	84133
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (801) 844-7637
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock (expiring May 22, 2020)	The NASDAQ Stock Market LLC
Depositary Shares each representing a 1/40th ownership interest in a share of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series G Fixed/Floating-Rate Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series H 5.75% Non-Cumulative Perpetual Preferred Stock	New York Stock Exchange
6.95% Fixed-to-Floating Rate Subordinated Notes due September 15, 2028	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
                          Large accelerated filer ☒                 Accelerated filer ☐                      Emerging growth company ☐
                          Non-accelerated filer ☐                 Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2018	$10,131,230,197
Number of Common Shares Outstanding ($0.001 par value) at February 8, 2019	186,159,654 shares
Documents Incorporated by Reference: Portions of the Banks’ Proxy Statement – Incorporated into Part III

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

FORM 10-K TABLE OF CONTENTS

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

PART I
FORWARD-LOOKING INFORMATION
This annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Statements in this Annual Report on Form 10-K that are based on other than historical information, or that express the Bank’s expectations regarding future events or determinations, are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

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

Zions Bancorporation, National Association is the successor to Zions Bancorporation by merger of Zions Bancorporation into ZB, N.A. on September 30, 2018. References to “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” and “us” are intended to refer to Zions Bancorporation and its subsidiaries for periods prior to the merger and to Zions Bancorporation, National Association, and its subsidiaries for periods on and after the merger.
These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, including without limitation, future financial and operating results. Actual results may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis (“MD&A”). Important risk factors that may cause such material differences include, but are not limited to:

•	the Bank’s ability to successfully execute its business plans, manage its risks, and achieve its objectives, including its operating leverage;

•	the impact of acquisitions, dispositions, and corporate restructurings;

•	increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;

•	the ability of the Bank to retain and recruit executives and other personnel necessary for their businesses and competitiveness;

•
changes in local, national and international political and economic conditions, including without limitation the political and economic effects of the fiscal imbalance in the United States (“U.S.”) and other countries, potential or actual downgrades in ratings of sovereign debt issued by the United States and other countries, and other major developments, including wars, military actions, and terrorist attacks;

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

•
changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the Office of the Comptroller of the Currency (“OCC”),

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”), the Securities and Exchange Commission (“SEC”), and the Consumer Financial Protection Bureau (“CFPB”);

•	changes in consumer spending and savings habits;

•	inflation and deflation;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions;

•	legislation or regulatory changes which adversely affect the Bank’s operations or business;

•	the Bank’s ability to comply with applicable laws and regulations;

•	costs of deposit insurance and changes with respect to FDIC insurance coverage levels;

•
any impairment of our goodwill or other intangibles, or any adjustment of valuation allowances on our deferred tax assets (“DTAs”) due to adverse changes in the economic environment, declining operations of the reporting unit, or a change to the corporate statutory tax rate or other similar changes if and as implemented by local and national governments, or other factors;

•
the impact of rules and regulations on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which we engage in such activities, and the fees we may charge for certain products and services;

•
uncertainties related to the application of the National Bank Act of 1863, 12 U.S.C. 38 (the “National Bank Act”) and OCC regulations to the Bank’s corporate affairs as more fully described under “Risk Factors”;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies;

•	risks and uncertainties related to the ability to obtain shareholder and regulatory approvals when required, or the possibility that such approvals may be delayed;

•	new legal claims against the Bank, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;

•
economies of scale attendant to the development of digital and other technologies by much larger bank and non-bank competitors, and the possible entry of technology “platform” companies into the financial services business;

•	the Bank’s ability to develop and maintain secure and reliable information technology systems, including as necessary to guard against fraud, cybersecurity and privacy risks; and

•	the Bank’s implementation of new technologies.
Except to the extent required by law, the Bank specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	BOLI	Bank-Owned Life Insurance
AFS	Available-for-Sale	bps	basis points
ALCO	Asset/Liability Committee	CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association
ALLL	Allowance for Loan and Lease Losses	CCAR	Comprehensive Capital Analysis and Review
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	CCPA	California Consumer Privacy Act of 2018
AOCI	Accumulated Other Comprehensive Income	CET1	Common Equity Tier 1 (Basel III)
ASC	Accounting Standards Codification	CFPB	Consumer Financial Protection Bureau
ASU	Accounting Standards Update	CLTV	Combined Loan-to-Value Ratio
ATM	Automated Teller Machine	CMC	Capital Management Committee
COSO	Committee of Sponsoring Organizations of the Treadway Commission	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

CRA	Community Reinvestment Act	NIM	Net Interest Margin
Crapo Bill	The Economic Growth, Regulatory Relief, and Consumer Protection Act	NRE	National Real Estate
CRE	Commercial Real Estate	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CSA	Credit Support Annex	NSFR	Net Stable Funding Ratio
CSV	Cash Surrender Value	OCC	Office of the Comptroller of the Currency
DFAST	Dodd-Frank Act Stress Test	OCI	Other Comprehensive Income
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	OREO	Other Real Estate Owned
DTA	Deferred Tax Asset	OTTI	Other-Than-Temporary Impairment
EaR	Earnings at Risk	PAGA	Private Attorney General Act
EITF	Emerging Issues Task Force	PCAOB	Public Company Accounting Oversight Board
ERM	Enterprise Risk Management	PCI	Purchased Credit-Impaired
ERMC	Enterprise Risk Management Committee	PEI	Private Equity Investment
EVE	Economic Value of Equity at Risk	PPNR	Pre-provision Net Revenue
Exchange Act	Securities Exchange Act of 1934	ROC	Risk Oversight Committee
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	ROTCE	Return on Average Tangible Common Equity
FASB	Financial Accounting Standards Board	RSU	Restricted Stock Unit
FDIC	Federal Deposit Insurance Corporation	RULC	Reserve for Unfunded Lending Commitments
FDICIA	Federal Deposit Insurance Corporation Improvement Act	S&P	Standard and Poor's
FHLB	Federal Home Loan Bank	SAB 118	Staff Accounting Bulletin No. 118
FINRA	Financial Industry Regulatory Authority	SBA	Small Business Administration
FRB	Federal Reserve Board	SBIC	Small Business Investment Company
FSOC	Financial Stability Oversight Council	SEC	Securities and Exchange Commission
FTP	Funds Transfer Pricing	SIFI	Systemically Important Financial Institution
GAAP	Generally Accepted Accounting Principles	SOFR	Secured Overnight Financing Rate
GDPR	General Data Protection Regulation	TARP	Troubled Asset Relief Program
HECL	Home Equity Credit Line	TCBO	The Commerce Bank of Oregon, a division of Zions Bancorporation, National Association
HTM	Held-to-Maturity	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
IMG	International Manufacturing Group	TDR	Troubled Debt Restructuring
ISDA	International Swaps and Derivatives Association	The Act	Tax Cuts and Jobs Act of 2017
KBW	Keefe, Bruyette & Woods, Inc.	Tier 1	Common Equity Tier 1 (Basel III) and Additional Tier 1 Capital
KRX	Regional Bank Index	Topic 606	ASC Topic 606, “Revenue from Contracts with Customers”
LCR	Liquidity Coverage Ratio	U.S.	United States
LIBOR	London Interbank Offered Rate	USA Patriot Act	Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
MD&A	Management’s Discussion and Analysis	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
Municipalities	State and Local Governments	VIE	Variable Interest Entity
NASDAQ	National Association of Securities Dealers Automated Quotations	Zions Bancorporation, N.A.	Zions Bancorporation, National Association
NAV	Net Asset Value	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ITEM 1.	BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) is a national commercial bank headquartered in Salt Lake City, Utah. The Bank owns and operates 433 branches at year-end 2018. The Bank provides a full range of banking and related services, primarily in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. The Bank conducts its operations through seven separately managed and branded segments, which we sometimes refer to as “affiliates” or by reference to their respective brands. Full-time equivalent employees totaled 10,201 at December 31, 2018. For further information about the Bank’s industry segments, see “Business Segment Results” on page 43 in MD&A and Note 21 of the Notes to Consolidated Financial Statements. For information about the Bank’s foreign operations, see “Foreign Exposure and Operations” on page 50 in MD&A. The “Executive Summary” on page 31 in MD&A provides further information about the Bank.
PRODUCTS AND SERVICES
The Bank focuses on providing community banking services by continuously strengthening its core business lines of (1) small- and medium-sized business and corporate banking; (2) commercial and residential development, construction and term lending; (3) retail banking; (4) treasury cash management and related products and services; (5) residential mortgage lending and servicing; (6) trust and wealth management; (7) limited capital markets activities, including municipal finance advisory and underwriting; and (8) investment activities. It operates primarily through seven geographic regions, each with its own local branding, chief executive officer and management team.
In addition to providing a wide variety of commercial products and services, the Bank provides a range of personal banking services to individuals, including home mortgages, bankcard, other installment loans, home equity lines of credit, checking accounts, savings accounts, certificates of deposit of various types and maturities, trust services, safe deposit facilities, and Internet and mobile banking. The Bank provides services to key market segments through its Private Client Services and Executive Banking Groups. It offers self-directed brokerage services through Zions Direct and also offers comprehensive and personalized wealth management and investment services.
The Bank has built specialized lines of business in capital markets and public finance and is a leader in small business administration (“SBA”) lending. The Bank is one of the nation’s largest providers of SBA 7(a) and SBA 504 financing to small businesses. It owns an equity interest in FAMC and is its top originator of secondary market agricultural real estate mortgage loans. The Bank provides finance advisory and corporate trust services for municipalities. The Bank also provides bond transfer, stock transfer, and escrow services nationally in its corporate trust business.
COMPETITION
The Bank operates in a highly competitive environment. The Bank’s most direct competition for loans and deposits comes from other commercial banks, credit unions, and thrifts, including institutions that do not have a physical presence in our market footprint but solicit via the Internet and other means. In addition, the Bank competes with finance companies, mutual funds, insurance companies, brokerage firms, securities dealers, investment banking companies, financial technology and other non-traditional lending and banking companies, and a variety of other types of companies. These companies may have fewer regulatory constraints and some have lower cost structures or tax burdens.
The primary factors in competing for business include the quality of service delivered, our local community knowledge, convenience of office locations, online banking functionality and other delivery methods, range of products offered, pricing and the overall relationship with our clients. The Bank must compete effectively along all of these dimensions to remain successful.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

SUPERVISION AND REGULATION
This section describes the material elements of selected laws and regulations applicable to the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable laws or regulations, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of the Bank.
On September 30, 2018, we completed the merger of Zions Bancorporation, the Bank’s former holding company, with and into Zions Bancorporation, N.A., sometimes referred to herein as the “restructuring.” More information about the restructuring and its effects can be found in the proxy statement filed by Zions Bancorporation with the SEC on July 24, 2018. In connection with completing the restructuring, we also received approval of an application filed with the Financial Stability Oversight Council (“FSOC”) seeking a determination that the Bank is not “systemically important” as defined by provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). As a result of the restructuring and FSOC approval:

•	The Bank is the top-level publicly-traded entity within our corporate structure.

•	The Bank is no longer subject to:

◦
Examinations by the Board of Governors of the Federal Reserve System (“FRB”). The Bank’s primary regulator is the OCC and continues to be subject to examinations by the Bureau for Consumer Finance Protection, commonly referred to as the CFPB, with respect to consumer financial regulations;

◦	Certain requirements of the Dodd-Frank Act, as more fully described below;

◦
The Securities Act of 1933, as amended (the “Securities Act”), but remains subject to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the reporting requirements thereunder. However, this will not inhibit the Bank’s ability to raise capital. The Bank is subject to OCC regulations governing securities offerings and continues to make filings required under the Exchange Act with the SEC as a voluntary filer.

The banking and financial services business in which we engage is and remains highly regulated. Such regulation is intended, among other things, to improve the stability of banking and financial companies and to protect the interests of customers, including both loan customers and depositors, and taxpayers. These regulations are not, however, generally intended to protect the interests of our shareholders or creditors, and in fact may have the consequence of reducing returns to our shareholders. Banking laws and regulations promulgated thereunder have given financial regulators expanded powers over many aspects of the financial services industry, which have reduced and may continue to reduce returns earned by shareholders.
Legislative changes to laws governing the financial industry occur frequently; some of this legislation materially affects the manner in which we and other financial institutions operate, including increasing the costs and other burdens of conducting our businesses. In addition, the banking agencies regularly promulgate new regulations or modify existing regulations, which also have significant impact on the financial industry. The content and impact of such regulatory changes cannot presently be determined. The Bank is committed to both satisfying regulatory expectations and providing attractive shareholder returns. However, given the ever-evolving regulatory environment, the results of these efforts cannot yet be known.
General
The Bank is subject to the provisions of the National Bank Act and other statutes governing national banks, as well as the rules and regulations of the OCC, the CFPB, and the FDIC. It is also subject to examination and supervision by the OCC and examination by the CFPB in respect of federal consumer financial regulations. The Bank, as well as some of its subsidiaries, is also subject to regulation by other federal and state agencies. These regulatory agencies may exert considerable influence over our activities through their supervisory and examination roles. Our brokerage and investment advisory subsidiaries are regulated by the SEC, Financial Industry Regulatory Authority (“FINRA”) and/or state securities regulators.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The National Bank Act
Prior to the restructuring, Zions Bancorporation’s corporate affairs were governed by Utah state law and securities law matters were governed by the federal securities laws, including the Securities Act and Exchange Act, as administered by the SEC. Each of these legal regimes is well-developed and used widely by public companies.
Following the restructuring, the Bank’s corporate affairs are governed by the National Bank Act and related regulations administered by the OCC. With respect to securities matters, the Bank is not subject to the Securities Act, but is subject to OCC regulations governing securities offerings. The Bank’s common stock and certain other securities are registered or deemed registered under the Exchange Act, which vests the OCC with the power to administer and enforce certain sections of the Exchange Act applicable to banks such as the Bank, though the Bank continues to make filings required by the Exchange Act with the SEC as a voluntary filer. These statutory and regulatory regimes are not as well developed as the corporate and securities law regimes applicable to many other publicly held corporations. See discussion under “Risk Factors.”
The Dodd-Frank Act
The Dodd-Frank Act and related regulations broadly affect the financial services industry. Among other things, the Dodd-Frank Act involves mandatory divestiture of certain equity investments, increasing regulation of executive and incentive-based compensation, requiring banks to pay increased fees to regulatory agencies, and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector.
Regulations promulgated under the Dodd-Frank Act require many banks to maintain greater levels of capital and liquid assets than was generally the case prior to the enactment of the Dodd-Frank Act and limit the forms of capital that such banks rely upon for regulatory purposes. Certain bank holding companies and other financial institutions, known as systemically important financial institutions, or SIFIs, are required to adhere to “enhanced prudential supervision” requirements of the Dodd-Frank Act and the annual Comprehensive Capital Analysis (“CCAR”) process administered by the FRB, which in effect requires SIFIs to maintain capital based on hypothetical scenarios dictated by the FRB. As a result of the restructuring and FSOC approval, the Bank is no longer subject to these requirements (including the prior non-objection requirement under CCAR for declaring any dividends or share repurchases), or the liquidity and capital requirements applicable to SIFIs. However, the Bank continues to be subject to the OCC’s heightened standard guidelines, which establish enhanced requirements for national banks with assets of $50 billion or more, and other regulatory requirements that reduce its flexibility to return capital to shareholders and respond to market developments and opportunities in such areas as capital raising and acquisitions. Additionally, in May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, also known as “the Crapo Bill,” was signed into law, reducing regulatory requirements for many banking institutions and exempting the Bank from the capital planning actions as required by the Dodd-Frank Act.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The Bank and other companies subject to the Dodd-Frank Act are subject to a number of requirements regarding the time, manner and form of compensation given to its key executives and other personnel receiving incentive compensation, which are being imposed through the supervisory process as well as published guidance and proposed rules. These restrictions imposed by the Dodd-Frank Act include documentation and governance, deferral, risk-balancing, and clawback requirements. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or engage in other activities, or could result in regulatory enforcement actions.
During the second quarter of 2016, the U.S. financial regulators, including the FRB and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including the Bank). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, additional specific requirements for entities with total consolidated assets of at least $50 billion, such as the Bank, and further, more stringent requirements for those with total consolidated assets of at least $250 billion. The general qualitative requirements include: (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. For larger financial institutions, including the Bank, the proposed revised regulations would also introduce very prescriptive requirements relating to the types and percentages, the timing of the realization, and the risk of forfeiture of incentive compensation awarded to “senior executive officers” and “significant risk-takers.” The regulators have not yet issued any final rules.
Capital Standards - Basel Framework
In 2013, the FRB, FDIC, and OCC published final rules (the “Basel III capital rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III capital rules effectively replaced the Basel I capital rules and implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Bank, compared to the Basel I U.S. risk-based capital rules. The Basel III capital rules became effective for the Bank on January 1, 2015 and were subject to phase-in periods for certain of their components. In November 2017, the FRB, FDIC and OCC published a final rule that extended the 2017 transition provisions for certain U.S. Basel III capital rules for non-advanced approaches banks, such as the Bank. Effective January 1, 2018, the final rule retains the 2017 Basel III transitional treatment of certain DTAs and mortgage servicing assets, among others. As a result, since January 1, 2018, our DTAs and mortgage servicing assets retained their 2017 risk weight treatment until the federal banking regulators revise the extended transitional treatment under the November 2017 transitional rule.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

•	6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets;

•	8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets; and

•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
As of January 1, 2019, the Basel III capital rules also require the Bank to maintain a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The severity of the constraint depends on the amount of the shortfall and the institution’s “eligible retained income” (that is four quarter trailing net income, net of distributions and tax effect not reflected in net income).
The Basel III capital rules also prescribed a standardized approach for calculating risk-weighted assets that expanded the risk-weighting categories from Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, to 1,250% for certain securitization exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel III capital rules provided more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increased the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
The Basel III capital rules provided for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, DTAs dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The application of this part of the rule did not result in any deductions from CET1 for us.
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
Basel III also required additional regulatory capital disclosures to be made that are commonly referred to as “Pillar 3” disclosures. These disclosures require the Bank to make prescribed regulatory disclosures on a quarterly basis regarding its capital structure adequacy and risk-weighted assets. The Bank began publishing these Pillar 3 disclosures in 2015, and such disclosures are available on the Bank’s website.
The Basel Committee has issued a series of updates that propose other changes to capital regulations. In one of these, the Basel Committee finalized a revised framework for calculating minimum capital requirements for market risk, which is expected to increase market risk capital requirements for most banking organizations. The Basel Committee has set an effective date for reporting under the revised framework for market risk capital of January 1, 2022. The U.S. federal bank regulatory agencies have not yet proposed rules implementing these revisions for U.S. banking organizations. The Bank met all capital adequacy requirements under the Basel III capital rules as of December 31, 2018.
Capital Planning and Stress Testing
As a result of the successful completion of the restructuring and FSOC approval described elsewhere in this report, and the enactment of the Crapo Bill, the Bank is no longer required to participate in the FRB’s CCAR process or publicly disclose the results of stress testing or the Bank’s proposed capital actions. However, the Bank intends to continue to release the results of its internal stress tests, published to its website, as stress testing is the Bank’s

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

primary method of assessing capital adequacy. Prior to elimination of this requirement, however, the Bank submitted its 2018 capital plan and stress test results to the FRB. In its capital plan, the Bank was required to forecast for nine quarters, under a variety of hypothetical economic scenarios, its estimated regulatory capital ratios, and its generally accepted accounting principles (“GAAP”) tangible common equity ratio. On June 21, 2018, we filed a Form 8-K with the SEC presenting the results of the Bank’s 2018 Dodd-Frank Act stress tests (“DFAST”). The results of the stress test demonstrated that the Bank had sufficient capital to withstand a severe hypothetical economic downturn. Detailed disclosure of the Bank’s 2018 DFAST results can also be found on our website. The Bank expects to continue to utilize its internal stress testing as an important mechanism to inform its decisions on the appropriate level of capital, based upon actual and hypothetically-stressed economic conditions.
Liquidity
Historically, regulation and monitoring of bank liquidity has been addressed as a supervisory matter, both in the United States and internationally, without required formulaic measures. However, in January 2016, the FRB and other banking regulators adopted final rules (“Final Liquidity Coverage Ratio (“LCR”) Rule”) implementing a U.S. version of the Basel Committee’s LCR requirement. The LCR is intended to ensure that banks hold sufficient amounts of securities and other liquid assets to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. The Final LCR Rule applies to large, internationally active banking organizations (those with at least $250 billion in total assets or at least $10 billion in on-balance sheet foreign exposure) and a modified, less stringent rule applies to bank holding companies and savings and loan holding companies that have at least $50 billion in total assets but are not internationally active banking organizations.
Following the restructuring, the Bank is no longer subject to the Final LCR Rule, despite having greater than $50 billion in total assets. The Bank continues to maintain strong on-balance sheet liquidity and a portfolio of liquid assets comparable to requirements in the rule.
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
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including date encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which is scheduled to take effect on January 1, 2020. The CCPA, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. We expect this trend of state-level activity to continue and are continually monitoring developments in the states in which we operate. Other states have implemented, or are considering, similar privacy laws.
In May 2018, the General Data Protection Regulation (the “GDPR”) established new requirements regarding the handling of personal data. We believe the applicability of the GDPR to us is minimal as we do not offer goods or services to EU residents or monitor their behaviors.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under the prompt corrective action provisions of FDICIA as modified by the Basel III capital rules, an insured depository institution generally will be classified as well-capitalized if it has a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%, and an insured depository institution generally will be classified as under-capitalized if its CET1 ratio is under 4.5%, its total risk-based capital ratio is less than 8%, its Tier 1 risk-based capital ratio is less than 6%, or its Tier 1 leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as “well-capitalized,” “adequately capitalized,” or “under-capitalized,” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the under-capitalized categories, it is required to submit a capital restoration plan to the Federal bank regulator.
Other Regulations
The Bank is subject to a wide range of other requirements and restrictions contained in both the laws of the United States and the states in which its banks and other subsidiaries operate. These regulations include but are not limited to the following:

•
Limitations on dividends payable to shareholders. The Bank’s ability to pay dividends on both its common and preferred stock is subject to regulatory restrictions. See discussion under “Liquidity Management Actions” on page 66.

•
Safety and soundness requirements. Federal law requires that the Bank be operated in a safe and sound manner. We are subject to additional safety and soundness standards prescribed in the FDICIA, including standards related to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards deemed appropriate by the federal banking agencies. The safety and soundness requirements give bank regulatory agencies significant latitude in their supervisory authority over us.

•
Requirements for approval of acquisitions and activities and restrictions on other activities. The National Bank Act requires regulatory and shareholder approval of all mergers between a national bank and another national or state bank and do not allow for the direct merger into a national bank of a non-affiliated non-bank. See discussion under “Risk Factors.” Other laws and regulations governing national banks contain similar provisions concerning acquisitions and activities.

•	Limits on bank organization activities, which are more limited than activities that can be conducted by bank holding company organizations.

•	Limitations on the amount of loans to a borrower and its affiliates.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

•	Limitations on transactions with affiliates, as expanded by the Dodd-Frank Act.

•	Restrictions on the nature and amount of any investments and ability to underwrite certain securities.

•	Requirements for opening of branches and the acquisition of other financial entities.

•	Fair lending and truth in lending requirements to provide equal access to credit and to protect consumers in credit transactions.

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

•	Provisions of the Gramm-Leach-Bliley Act and other federal and state laws dealing with privacy for non-public personal information of individual customers.

•
Community Reinvestment Act (“CRA”) requirements. The CRA requires banks to help serve the credit needs in their communities, including providing credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, penalties may be imposed including denials of applications to add branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions.

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

The Bank is subject to the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The National Association of Securities Dealers Automated Quotations (“NASDAQ”) has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.
The Board of Directors of the Bank has overseen management’s establishment of a comprehensive system of corporate governance and risk practices. This system includes policies and guidelines such as Corporate Governance Guidelines, a Code of Business Conduct and Ethics for Employees, a Directors Code of Conduct, a Related Party Transaction Policy, Stock Ownership and Retention Guidelines, a Compensation Clawback Policy, an insider trading policy including provisions prohibiting hedging and placing restrictions on the pledging of bank stock by insiders, and charters for the Executive, Audit, Risk Oversight, Compensation, and Nominating and Corporate Governance Committees. More information on the Bank’s corporate governance practices is available on the Bank’s website at www.zionsbancorporation.com. (The Bank’s website is not part of this Annual Report on Form 10-K).
The Bank has adopted policies, procedures and controls to address compliance with the requirements of the banking, securities and other laws and regulations described above or otherwise applicable to the Bank. The Bank intends to make appropriate revisions to reflect any changes required.
Regulators, Congress, state legislatures, and international consultative bodies continue to enact rules, laws, and policies to regulate the financial services industry and public companies and to protect consumers and investors. The nature of these laws and regulations and the effect of such policies on future business and earnings of the Bank cannot be predicted.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

GOVERNMENT MONETARY POLICIES
The earnings and business of the Bank are affected not only by general economic conditions, but also by policies adopted by various governmental authorities. The Bank is particularly affected by the monetary policies of the FRB, which affect both short-term and long-term interest rates and the national supply of bank credit.
In view of the changing conditions in the economy and the effect of the FRB’s monetary policies, it is difficult to predict future changes in loan demand, deposit levels and interest rates, or their effect on the business and earnings of the Bank. FRB monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
ITEM 1A. RISK FACTORS
The Bank’s growth strategy is driven by key factors while adhering to defined risk parameters. The key elements of the Bank’s strategy reflect its prudent risk-taking philosophy. The Bank generates revenue by taking prudent and appropriately priced risks. These factors are outlined in the Bank’s Risk Appetite Framework.
The Bank’s Board of Directors has established a Risk Oversight Committee of the Board, approved an Enterprise Risk Management Framework, and appointed an Enterprise Risk Management Committee (“ERMC”) to oversee and implement the Framework. The ERMC is comprised of senior management of the Bank and is chaired by the Chief Risk Officer. The Bank’s most significant risk exposure has traditionally come from the acceptance of credit risk inherent in prudent extension of credit to relationship customers. In addition to credit risk, these committees also monitor the following level one risk areas: market and interest rate risk, liquidity risk, strategic, business and corporate governance risk, operational/technology risk, cyber risk, model risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk as outlined in the bank’s risk taxonomy. Additional governance and oversight includes Board-approved policies and management committees with direct focus on these specific risk categories. Incorporated into each of these level one risks mentioned previously is third party vendor risk, which the Bank views as critical in the management and oversight of vendors.
Although not comprehensive, the following describes several risk factors that are significant to the Bank:
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
Concentration or counterparty risk could adversely affect the Bank. Concentration risk across our loan and investment portfolios could pose significant additional credit risk to the Bank due to exposures which perform in a similar fashion. Counterparty risk could also pose additional credit risk.
We engage in commercial construction and land acquisition and development lending, as well as commercial term lending, primarily in our western states footprint. The Bank, as a whole, has relatively larger concentrations of such lending than many other peer institutions. In addition, we have a concentration in oil and gas-related lending, primarily in Texas. Both commercial real estate (“CRE”) and oil and gas-related lending are subject to specific risks, including volatility and potential significant and prolonged declines in collateral-values and activity levels. In addition, our real estate lending is concentrated in the western states, and values there may behave differently than in other parts of the United States. We may have other unidentified concentrated or correlated risks in our loan portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Our business is highly correlated to local economic conditions in a specific geographic region of the United States.
The Bank provides a full range of banking and related services through its local management teams and unique brands in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. Approximately 79% and 78% of the Bank’s total net interest income relates to our banking operations in Utah, Texas, and California for the years ended December 31, 2018 and December 31, 2017, respectively. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Accordingly, adverse economic conditions affecting these three states in particular could significantly affect our consolidated operations and financial results. For example, our credit risk could be elevated to the extent that our lending practices in these three states focus on borrowers or groups of borrowers with similar economic characteristics, which are similarly affected by the same adverse economic events. At December 31, 2018, loan balances associated with our banking operations in Utah, Texas, and California comprised 79% of the Bank’s commercial lending portfolio, 73% of the CRE lending portfolio, and 69% of the consumer lending portfolio.
We have been and could continue to be negatively affected by adverse economic conditions.
Adverse economic conditions negatively affect the Bank’s assets, including its loan and securities portfolios, capital levels, results of operations, and financial condition. The most recent financial crisis resulted in significant regulatory changes that continue to affect the Bank. Although economic conditions have improved since the most recent financial crisis, it is possible that economic conditions may weaken. Economic and fiscal conditions in the United States and other countries may directly or indirectly adversely impact economic and market conditions faced by the Bank and its customers. Any sustained weakness or further weakening in economic conditions would adversely affect the Bank.
Market and Interest Rate Risks
Failure to effectively manage our interest rate risk and prolonged periods of low interest rates could adversely affect us.
Net interest income is the largest component of the Bank’s revenue. Interest rate risk is managed by the Asset Liability Management Committee, which is established by the Bank’s Board of Directors. Failure to effectively manage our interest rate risk could adversely affect the Bank. Factors beyond the Bank’s control can significantly influence the interest rate environment and increase the Bank’s risk. These factors include competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest rates resulting from general economic conditions and the policies of governmental and regulatory agencies, in particular the FRB.
Over the course of the last year, we have maintained a moderate level of asset-sensitivity as the market rates seemed more likely to increase than to decrease. As risks shifted at the end of the year to be more balanced between higher or lower rates in the future, the Asset/Liability Committee (“ALCO”) has undertaken strategies to reduce the level of asset-sensitivity, such as entering into rate floor agreements and increasing the use of interest rate swaps designated as cash flow hedges to synthetically convert floating-rate assets to fixed-rate. We anticipate moving towards a less asset-sensitive interest rate risk position over the course of 2019.
Interest rates on the Bank’s financial instruments might be subject to change based on developments related to LIBOR, which could adversely impact the Bank’s revenue, expenses, and value of those financial instruments.
In July 2017, the Financial Conduct Authority, the authority regulating the London Interbank Offered Rate (“LIBOR”), along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. LIBOR makes up the most liquid and common interest rate index in the world and is commonly referenced in financial instruments. We have exposure to LIBOR in various aspects through our financial contracts. Instruments that may be impacted include loans, securities, and derivatives, among other financial contracts indexed to LIBOR and that mature after December 31, 2021.
While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.
The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•
adversely affect the interest rates paid or received on, the revenue and expenses associate with, and the value of our floating-rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;

•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and

•
require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.
Liquidity Risk
As a regulated entity, we are subject to capital and liquidity requirements that may limit our operations and potential growth.
The Bank is subject to the comprehensive, consolidated supervision and regulation of the OCC and the FDIC, including risk-based and leverage capital ratio requirements, and Basel III liquidity requirements. Capital needs may rise above normal levels when we experience deteriorating earnings and credit quality, and our banking regulators may increase our capital requirements based on general economic conditions and our particular condition, risk profile and growth plans. Compliance with the capital requirements, including leverage ratios, may limit operations that require the intensive use of capital and could adversely affect our ability to expand or maintain present business levels. Although the Bank is not currently subject to the Final LCR Rule or the net stable funding ratio (“NSFR”), it is possible that the Bank may become subject to a liquid coverage ratio requirement or other heightened liquidity requirements in the future if the OCC or another banking regulator apply such a requirement to the Bank as a supervisory matter. In addition, the Bank may become subject to any rule implementing the NSFR that is promulgated in the future. As a result, the Bank could be required to hold a higher portion of its assets in securities and other liquid assets and a lower portion of its assets in loans. Securities and other liquid assets generally have lower yields than loans of the type made by the Bank. For a summary of the capital rules to which we are subject, see “Capital Standards – Basel Framework” on page 9 of this Annual Report on Form 10-K.
We and/or the holders of our securities could be adversely affected by unfavorable rating actions from rating agencies.
Our ability to access the capital markets is important to our overall funding profile. This access is affected by the ratings assigned by rating agencies to us and particular classes of securities that we issue. The rates that we pay on our securities are also influenced by, among other things, the credit ratings that we and/or our securities receive from recognized rating agencies. Ratings downgrades to us or our securities could increase our costs or otherwise have a negative effect on our results of operations or financial condition or the market prices of our securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Strategic, Business and Corporate Governance Risks
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
We have made, and are continuing to make, significant changes to the Bank that include, among other things, organizational restructurings, efficiency initiatives, and replacement or upgrades of certain core technological systems to improve our control environment, and operating efficiency. The ultimate success and completion of these changes, and their effect on the Bank, may vary significantly from initial planning, which could materially adversely affect the Bank.
Over the last several years, the Bank has completed numerous improvement projects, including the merger of its bank holding company into the Bank, combining the legal charters of our seven affiliate banks into one, consolidating 15 loan operations sites into two, upgrading our accounting systems, installing a credit origination work flow system, streamlining our small business and retail lending, mortgage, wealth management and foreign exchange businesses, and investing in data quality and information security. Ongoing investment continues in a multi-year project to replace our core loan and deposit systems, a collection of customer-facing digital capabilities and a variety of other projects to simplify how we do business.
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
We have plans, policies and procedures designed to prevent or limit the negative effect of these potential adverse developments. However, there can be no assurance that any such adverse developments will not occur or, if they do occur, that they will be adequately remediated. The ultimate effect of any adverse development could subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could materially affect the Bank, including its control environment, operating efficiency, and results of operations.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Operational/Technology Risks
Catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, floods, and prolonged drought, may adversely affect the general economy, financial and capital markets, specific industries, and the Bank.
The Bank has significant operations and a significant customer base in Utah, Texas, California and other regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as hurricanes, tornadoes, earthquakes, fires, floods, and prolonged drought. These types of natural catastrophic events at times have disrupted the local economy, the Bank’s business and customers, and have posed physical risks to the Bank’s property. In addition, catastrophic events occurring in other regions of the world may have an impact on the Bank’s customers and in turn on the Bank. Although we have business continuity and disaster recovery programs in place, a significant catastrophic event could materially adversely affect the Bank’s operating results.
We could be adversely affected by failure in our internal controls.
A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of the Bank. We continue to devote a significant amount of effort, time and resources to improving our controls and ensuring compliance with complex accounting standards and regulations. These efforts also include the management of controls to mitigate operational risks for programs and processes across the Bank.
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
We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Information security risks for large financial institutions such as the Bank have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external third parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. The possibility of employee error, failure to follow security procedures, or malfeasance also presents these risks. In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Any failure, interruption or breach in security of our information systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, misappropriation of funds, and theft, disclosure or misuse of proprietary Bank or customer data. While we have significant internal resources, policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate or remediate any information security vulnerabilities. System enhancements and updates may also create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our layers of defense can itself create a risk of systems disruptions and security issues. In

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.
Model Risk
We use models in the management of the Bank. There is risk that these models are incorrect or inaccurate in various ways, which can cause us to make non-optimal decisions, and this risk causes the Bank to hold additional capital as a buffer against that risk.
We attempt to carefully develop, document, back test, and validate the models used in the management of the Bank, including, for example, models used in the management of interest rate and liquidity risk, and those used in projecting stress losses in various segments of our credit and securities portfolios, and projecting net revenue under stress. Models are inherently imperfect for a number of reasons, however, and cannot perfectly predict outcomes. Management decisions based in part on such models, therefore, can be suboptimal. In addition, in determining the Bank’s capital needs under stress testing, we attempt to specifically quantify the amounts by which model results could be incorrect, and we hold material additional amounts of capital as a buffer against this “model risk.”
Capital/Financial Reporting Risks
Internal stress testing and capital management, as well as provisions of the National Bank Act and OCC regulations, may limit our ability to increase dividends, repurchase shares of our stock, and access the capital markets.
Although we are no longer subject to the CCAR regime, we are required to submit stress tests to the OCC because the Bank has assets in excess of $10 billion, and we expect to continue to utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically-stressed economic conditions. The stress testing and other applicable regulatory requirements may, among other things, require us to increase our capital levels, limit our dividends or other capital distributions to shareholders, modify our business strategies, or decrease our exposure to various asset classes.
Under the National Bank Act and OCC regulations, certain capital transaction may be subject to the approval of the OCC. These requirements may limit our ability to respond to and take advantage of market developments.
Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to the Bank.
The Bank must maintain certain risk-based and leverage capital ratios, as required by its banking regulators, which can change depending upon general economic conditions, and the particular conditions, risk profiles and growth plans of the Bank. Compliance with capital requirements may limit the Bank’s ability to expand and has required, and may require, the Bank or its subsidiaries to raise additional capital. These uncertainties and risks, including those created by legislative and regulatory uncertainties, may increase the Bank’s cost of capital and other financing costs.
We could be adversely affected by accounting, financial reporting, and regulatory/compliance risk.
The Bank is exposed to accounting, financial reporting, and regulatory/compliance risk. The Bank provides to its customers, invests in, and uses for its own capital, funding, and risk management needs, a number of complex financial products and services. Estimates, judgments, and interpretations of complex and changing accounting and regulatory policies are required in order to provide and account for these products and services. Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and conditions. The level of regulatory/compliance oversight has been heightened in recent periods as a result of rapid changes in regulations that affect financial institutions. The administration of some of these regulations and related changes has required the Bank to comply before their formal adoption. Therefore, identification, interpretation and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

implementation of complex and changing accounting standards as well as compliance with regulatory requirements pose an ongoing risk.
The value of our goodwill may decline in the future.
As of December 31, 2018, the Bank had $1 billion of goodwill that was allocated to Amegy Bank (“Amegy”), California Bank & Trust (“CB&T”) and Zions Bank. If the fair value of a reporting unit is determined to be less than its carrying value, the Bank may have to take a charge related to the impairment of its goodwill. Such a charge would occur if the Bank were to experience increases in the book value of a reporting unit in excess of the increase in the fair value of equity of a reporting unit. A significant decline in the Bank’s expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of the Bank’s common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate the Bank taking charges in the future related to the impairment of its goodwill. Future regulatory actions could also have a material impact on assessments of the appropriateness of the goodwill carrying value. If the Bank was to conclude in the future that a write-down of its goodwill is necessary, it would record the appropriate charge, which could have a material adverse effect on the Bank’s results of operations.
The Bank may not be able to utilize the significant DTA recorded on its balance sheet.
The Bank’s balance sheet includes a significant DTA. We had net DTAs of $130 million at December 31, 2018, compared with $93 million at December 31, 2017. The largest component of this asset results from additions to our ALLL for purposes of GAAP in excess of loan losses actually taken for tax purposes. Our ability to continue to record this DTA is dependent on the Bank’s ability to realize its value through net operating loss carrybacks or future projected earnings. Loss of part or all of this asset would adversely impact tangible capital. In addition, inclusion of this asset in determining regulatory capital is subject to certain limitations. Currently, no DTAs are disallowed for regulatory purposes at the Bank.
Legal Risks
The Dodd-Frank Act imposes significant limitations on our business activities and subjects us to increased regulation and additional costs.
The Dodd-Frank Act implementing regulations place significant additional regulatory oversight and requirements on financial institutions. Among other things, the Dodd-Frank Act:

•	impacts the Bank’s ability to invest in certain types of entities or engage in certain activities;

•	impacts a number of the Bank’s business strategies;

•	requires us to incur the cost of developing substantial heightened risk management policies and infrastructure;

•	regulates the pricing of certain of our products and services and restricts the revenue that the Bank generates from certain businesses;

•	subjects the Bank to supervision by the CFPB, with very broad rule-making and enforcement authorities;

•	grants authority to state agencies to enforce state and federal laws against national banks; and

•	subjects the Bank to new and different litigation and regulatory enforcement risks;
The Bank and the entire financial services industry have incurred and will continue to incur substantial personnel, systems, consulting, and other costs in order to comply with regulations promulgated under the Dodd-Frank Act. Some aspects of the Dodd-Frank Act continue to be subject to rulemaking, many of the rules that have been adopted will take effect over several additional years, and many of the rules that have been adopted may be subject to interpretation and clarification, and accordingly, the impact of such regulatory changes cannot be presently determined. Individually and collectively, regulations adopted under the Dodd-Frank Act may materially adversely affect the Bank’s and the financial services industry’s business, financial condition (including the Bank’s ability to compete effectively with less regulated financial services providers), and results of operations.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
There can be no assurance that any or all of these regulatory changes or actions will ultimately be adopted. However, if adopted, some of these proposals could adversely affect the Bank by, among other things: impacting after-tax returns earned by financial services firms in general; limiting the Bank’s ability to grow; increasing taxes or fees on some of the Bank’s funding or activities; limiting the range of products and services that the Bank could offer; and requiring the Bank to raise capital at inopportune times.
Recent political developments could result in substantial changes in tax, international trade, immigration, and other policies. The extent and timing of any such changes are uncertain, as are the potential direct and indirect impacts, whether beneficial or adverse. Regulations and laws may be modified or repealed, and new legislation may be enacted that will affect us and our subsidiaries.
The ultimate impact of these proposals cannot be predicted as it is unclear which, if any, may be adopted.
We could be adversely affected by legal and governmental proceedings.
We are subject to risks associated with legal claims, litigation, and regulatory and other government proceedings. The Bank’s exposure to these proceedings has increased and may further increase as a result of stresses on customers, counterparties and others arising from the past or current economic environments, new regulations promulgated under recently adopted statutes, the creation of new examination and enforcement bodies, and increasingly aggressive enforcement and legal actions against banking organizations. Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (including civil money penalties under applicable banking laws), injunctions, restrictions on our business activities or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters, have been increasing dramatically. In addition, any enforcement matters could impact our supervisory and CRA ratings, which may restrict or limit our activities.
The corporate and securities laws applicable to the Bank are not as well-developed as those applicable to a state-chartered corporation, and this may impact the ability of the Bank to effect corporate transactions in an efficient and optimal manner.
Prior to the restructuring, the corporate affairs of the Bank’s holding company were governed by Utah state law, and securities law matters were governed by the federal securities laws, including the Securities Act and the Exchange Act, as administered by the SEC. Each of these legal regimes is well-developed and used widely by public companies.
Post-restructuring, the Bank’s corporate affairs are governed by the National Bank Act and related regulations administered by the OCC. With respect to securities matters, the Bank is not subject to the Securities Act, but rather to OCC regulations governing securities offerings. The Bank’s common stock and certain other securities are registered or deemed registered under the Exchange Act, which vests the OCC with the power to administer and enforce certain sections of the Exchange Act applicable to banks such as the Bank (though the Bank currently makes and intends to continue to make filings required by the Exchange Act with the SEC as a “voluntary filer”). These OCC statutory and regulatory regimes have been used by publicly-traded banking organizations relatively rarely and are not as well-developed as the corporate and securities law regimes applicable to corporations. While certain specific risks associated with operating under these regimes are discussed below, unless and until these regimes are further developed and established over time, the uncertainty of how these regimes might apply to any

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

given corporate or securities matters may prevent us from effecting transactions in an efficient and optimal manner or perhaps at all.
Differences between the National Bank Act and state law requirements in respect of mergers could result in the Bank not being able to execute acquisitions as efficiently and advantageously as bank holding companies or other financial institutions.
Unlike state corporate law, the National Bank Act requires shareholder approval of all mergers between a national bank and another national or state bank and does not allow for exceptions in the case of various “minor” mergers, such as a parent company’s merger with a subsidiary or an acquirer’s merger with an unaffiliated entity in which the shares issued by the acquirer do not exceed a designated percentage. The National Bank Act and related regulations do not allow for the direct merger into a national bank of a non-affiliated non-bank.
These differences could adversely affect the Bank’s, and other banks registered under the National Bank Act, ability to efficiently consummate acquisition transactions. In addition, such differences could make the Bank less competitive as a potential acquirer in certain circumstances given that the Bank’s acquisition proposal may be conditioned on Bank shareholder approval while the Bank’s competitors’ proposals will not have such a condition.
Differences between the National Bank Act and state law could result in the Bank’s capacity to pay dividends and repurchase shares at any given time being different from the capacity that existed for Zions Bancorporation prior to the restructuring.
The regulations and limitations applicable to the Bank relating to the payment of dividends and repurchases or redemptions of outstanding common and preferred shares differ from the limitations and considerations that applied to the Bank’s holding company prior to the recent restructuring. While the Bank does not believe this change in legal restrictions resulting from the restructuring will constrain the Bank from executing any capital plans that are currently contemplated or otherwise reasonably foreseeable in the near term, there can be no assurance that the change in legal restrictions will not have an adverse effect on the Bank’s ability to pay dividends and repurchase or redeem stock in the future.
Shares of common stock of a national bank are assessable and this may cause investors to view the Bank’s common stock less favorably than that of Zions Bancorporation prior to the restructuring.
The National Bank Act provides that under certain circumstances the common stock of a national bank is assessable, i.e., holders may be subject to a levy for more funds if so determined by the OCC. In contrast, the common stock of state corporations is not subject to assessment. However, the OCC has confirmed that under the applicable provisions of the National Bank Act, assessability is limited to the par value of a national bank’s stock. The Bank’s common stock has a par value of $0.001. Moreover, according to the OCC, it has not exercised its authority to levy assessments since 1933 and views the assessability authority as a mechanism for addressing capital deficiency that has long been overtaken by developments in statute and regulation, including robust capital standards, prompt corrective action requirements and supervisory and enforcement authorities requiring an institution to maintain capital at a particular level. Nonetheless, potential investors may be unfamiliar with the concept of assessment and, as a result, view the Bank less favorably as an investment.
The ability of investors to access financial and other reports filed by the Bank readily could be adversely affected if such reports were not able to be made available publicly through the SEC or a system operated by the OCC comparable to that of the SEC.
The Bank has been permitted and currently makes its Exchange Act filings as a “voluntary filer” with the SEC. There can be no assurance, however, that the OCC or SEC will continue to allow the Bank to make filings as a voluntary filer or that the OCC will develop a comparable system for making Exchange Act filings publicly available. If the Bank’s Exchange Act filings ceased to be as readily available as those of bank holding companies, investors could view the Bank less favorably.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The Bank’s ability to issue securities in an optimal manner may be adversely affected by the fact that the OCC’s securities offering regulations and organizational structure are less well-developed than those of the SEC, which applied to the Bank’s holding company prior to the restructuring.
The SEC maintains a well-developed regulatory regime and well-staffed organization relating to securities offerings under or exempt from the Securities Act. For example, the SEC has developed integrated disclosure rules, which allow Exchange Act filings to be incorporated by reference into prospectuses distributed as required by the Securities Act. In addition, under the SEC’s rules seasoned issuers who are timely in their filings are permitted to use “automatic shelf registration,” allowing them to offer securities under a registration statement that is automatically effective upon filing. The OCC maintains its own securities offering regime applicable to national banks and their securities offerings, which the Bank will need to comply with in order to access the public capital markets. Similar to the SEC’s offering rules, the OCC’s regime requires that registration statements be reviewed and declared or become effective. However, given that there are currently no other nationally-charted banks whose common stock has been issued under the OCC’s securities offering regime, it is unknown at this point whether and how the OCC staff would review registration statements, and unclear whether the OCC would apply the same mechanics for automatic shelf registration filings used by SEC-filers, or how, more generally, the OCC will function as a securities regulator. Given the extent to and manner in which the Bank has accessed capital markets historically, or to which it currently contemplates accessing such markets, the Bank does not believe there will be a material adverse impact on the Bank’s ability to access capital markets effectively, although there can be no assurance that this will be the case and it is possible that operating under the OCC’s securities offering regime could impede the Bank’s ability to sell securities at the most advantageous times or to achieve optimum pricing in offerings.
The Bank is subject to restrictions on permissible activities that would limit the types of business it may conduct and that may make acquisitions of other financial companies more challenging.
Under applicable laws and regulations, bank holding companies and banks are generally limited to business activities and investments that are related to banking or are financial in nature. The range of permissible financial activities is set forth in the Gramm-Leach-Bliley Act and is more limited for banks than for bank holding company organizations. The differences relate mainly to insurance underwriting (but not insurance agency activities) and merchant banking (but not broker-dealer and investment advisory activities). Merchant banking authority is an important power for financial institutions that desire to engage in a full-scale investment banking business and can also be important for institutions that wish to engage in private equity and proprietary investment business lines. While historically the Bank’s holding company did not seek to engage in activities available only to bank holding companies under the Gramm-Leach-Bliley Act, the Bank is not able to engage in these activities. Loss of the bank holding company status resulting from the restructuring will make future acquisitions by the Bank of financial institutions that have such operations more challenging.
The Bank’s common stock is not an insured deposit.
Shares of the Bank’s common stock are not a bank deposit and, therefore, losses in value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in shares of the Bank’s common stock is inherently risky and is subject to the same market forces and investment risks that affect the price of common stock in any other company, including the possible loss of some or all principal invested.
Reputational Risk
The Bank is presented with various reputational risk issues that could stem from operational, regulatory/compliance and legal risks.
A Reputational Risk Council was established to monitor, manage and develop strategies to effectively manage reputational risk which includes, but is not limited to, addressing communication logistics, legal and regulatory issues.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC’s or OCC’s staff 180 days or more before the end of the Bank’s fiscal year relating to its periodic or current reports filed under the Securities Exchange Act of 1934.
ITEM 2. PROPERTIES
At December 31, 2018, the Bank operated 433 branches, of which 276 are owned and 157 are leased. The Bank also leases its headquarters in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance and taxes. For additional information regarding leases and rental payments, see Note 15 of the Notes to Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
The information contained in Note 15 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PREFERRED STOCK
We have 4,400,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2018, 66,139, 138,391, 126,221, 98,555, and 136,368 of preferred shares series A, G, H, I, and J respectively, are outstanding. See Note 13 of the Notes to Consolidated Financial Statements for further information regarding the Bank’s preferred stock.
COMMON STOCK
Market Information
The Bank’s common stock is traded on the NASDAQ Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ on February 8, 2019 was $49.04 per share.
Common Stock Warrants
As of December 31, 2018, 29.3 million common stock warrants (NASDAQ: ZIONW) with an exercise price of $34.82 were outstanding. These warrants expire on May 22, 2020. See Note 13 of the Notes to Consolidated Financial Statements for further information about the warrants and warrant exercises during 2018.
Equity Capital and Dividends
As of February 8, 2019, there were 4,161 holders of record of the Bank’s common stock. The Bank’s Board of Directors approved a dividend of $0.30 per common share payable on February 21, 2019 to shareholders of record on February 14, 2019. The Bank expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, financial condition, and regulatory approvals.
Share Repurchases
The Bank continued its common stock repurchase program during 2018 and repurchased 12.9 million shares of common shares outstanding, which is equivalent to 6.6% of common stock outstanding as of December 31, 2017,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

with a fair value of $670 million at an average price of $51.77 per share. In February 2019, the Bank announced that the Board approved a plan to repurchase $275 million of common stock during the first quarter of 2019. During 2017, the Bank repurchased 7.0 million shares of common shares outstanding with a fair value of $320 million at an average price of $45.66 per share. The following schedule summarizes the Bank’s share repurchases for the fourth quarter of 2018:

Period	Total number of shares repurchased [1]	Average price paid per share	Shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase plan (in millions)

October	419,583	$47.78	418,632	$230
November	4,723,543	48.69	4,723,363	—
December	5,006	46.87	—	—
Fourth quarter	5,148,132	48.62	5,141,995

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

Performance Graph
The following stock performance graph compares the five-year cumulative total return of Zions Bancorporation’s common stock with the Standard & Poor’s 500 Index and the Keefe, Bruyette & Woods Inc. (“KBW”), Regional Bank Index (“KRX”). The KRX is a modified market capitalization-weighted regional bank and thrift stock index developed and published by KBW, a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 50 geographically diverse stocks representing regional banks or thrifts. The stock performance graph is based upon an initial investment of $100 on December 31, 2013 and assumes reinvestment of dividends.
PERFORMANCE GRAPH FOR ZIONS BANCORPORATION, N.A.
INDEXED COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	2013	2014	2015	2016	2017	2018

Zions Bancorporation, N.A.	100.0	95.7	92.3	147.0	175.3	142.2
KRX Regional Bank Index	100.0	102.4	108.6	151.0	153.8	126.9
S&P 500	100.0	113.7	115.2	129.0	157.2	149.0
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ITEM 6.	SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

(Dollar amounts in millions, except per share amounts)	2018/2017 Change	2018	2017	2016	2015	2014
For the Year
Net interest income	+8%	$2,230	$2,065	$1,867	$1,715	$1,680
Noninterest income	+1%	552	544	516	357	493
Total revenue	+7%	2,782	2,609	2,383	2,072	2,173
Provision for credit losses	-335%	(40)	17	83	34	(107)
Noninterest expense	+2%	1,678	1,649	1,585	1,581	1,649
Income before income taxes	+22%	1,143	936	705	451	621
Income taxes	-25%	259	344	236	142	223
Net income	+49%	884	592	469	309	398
Net earnings applicable to common shareholders	+55%	850	550	411	247	327
Per Common Share
Net earnings – diluted	+57%	4.08	2.60	1.99	1.20	1.68
Net earnings – basic	+61%	4.36	2.71	2.00	1.20	1.68
Dividends declared	+136%	1.04	0.44	0.28	0.22	0.16
Book value at year-end	+4%	37.39	36.01	34.10	32.67	31.35
Market price – end	-20%	40.74	50.83	43.04	27.30	28.51
Market price – high	+13%	59.19	52.20	44.15	33.03	33.33
Market price – low	-1%	38.08	38.43	19.65	23.72	25.02
At Year-End
Assets	+4%	68,746	66,288	63,239	59,665	57,203
Net loans and leases	+4%	46,714	44,780	42,649	40,650	40,064
Deposits	+3%	54,101	52,621	53,236	50,374	47,848
Long-term debt	+89%	724	383	535	812	1,086
Federal funds and other short-term borrowings	+14%	5,653	4,976	827	347	244
Preferred equity	—%	566	566	710	829	1,004
Common equity	-1%	7,012	7,113	6,924	6,679	6,366
Performance Ratios
Return on average assets		1.33%	0.91%	0.78%	0.53%	0.71%
Return on average common equity		12.1%	7.7%	6.0%	3.8%	5.4%
Return on average tangible common equity		14.2%	9.0%	7.1%	4.6%	6.7%
Net interest margin		3.61%	3.45%	3.37%	3.19%	3.26%
Capital Ratios at Year End
Equity to assets		11.0%	11.6%	12.1%	12.6%	12.9%
Common equity tier 1 (Basel III), tier 1 common (Basel I) [1]		11.7%	12.1%	12.1%	12.2%	11.9%
Tier 1 leverage [1]		10.3%	10.5%	11.1%	11.3%	11.8%
Tier 1 risk-based capital [1]		12.7%	13.2%	13.5%	14.1%	14.5%
Total risk-based capital [1]		13.9%	14.8%	15.2%	16.1%	16.3%
Tangible common equity		8.9%	9.3%	9.5%	9.6%	9.5%
Tangible equity		9.7%	10.2%	10.6%	11.1%	11.3%
Selected Information
Weighted average diluted common shares outstanding (in thousands)	-2%	206,501	209,653	204,269	203,698	192,789
Bank common shares repurchased - from publicly announced plans (in thousands)	+85%	12,943	7,009	2,889	—	—
Common dividend payout ratio [2]		23.8%	16.1%	14.0%	18.3%	9.6%
Capital distributed as a percentage of net earnings applicable to common shareholders [3]		103%	74%	36%	18%	9%
Full-time equivalent employees	+1%	10,201	10,083	10,057	10,200	10,462
Branches	—%	433	433	436	450	460

[1]	For 2018, 2017, 2016, and 2015, ratios are based on Basel III. For 2014, ratios are based on Basel I.

[2]	The common dividend payout ratio is equal to common dividends paid divided by net earnings applicable to common shareholders.

[3]	This ratio is the common dividends paid plus share repurchases for the year, divided by net earnings applicable to common shareholders.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Non-GAAP financial measures have inherent limitations and are not required to be uniformly applied by individual entities. Although non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP. The following are the non-GAAP financial measures presented in this Form 10-K and a discussion of why management and investors use these non-GAAP measures.
Return on Average Tangible Common Equity (“ROTCE”) – this schedule also includes “net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax” and “average tangible common equity.” ROTCE is a non-GAAP financial measure that management believes provides useful information about the Bank’s use of shareholders’ equity. Management believes the use of ratios that utilize tangible equity provides additional useful information about performance because they present measures of those assets that can generate income.
Schedule 1
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP) – ANNUAL

		Year Ended December 31,
(Dollar amounts in millions)		2018	2017	2016
Net earnings applicable to common shareholders (GAAP)		$850	$550	$411
Amortization of core deposit and other intangibles, net of tax		1	4	5
Net earnings applicable to common shareholders, excluding amortization of core deposits and intangibles, net of tax (non-GAAP)	(a)	$851	$554	$416
Average common equity (GAAP)		$7,024	$7,148	$6,915
Average goodwill and intangibles		(1,015)	(1,019)	(1,027)
Average tangible common equity (non-GAAP)	(b)	$6,009	$6,129	$5,888
Return on average tangible common equity (non-GAAP)	(a/b)	14.2%	9.0%	7.1%
Tangible Equity Ratio, Tangible Common Equity Ratio, and Tangible Book Value per Common Share – this schedule also includes “tangible equity,” “tangible common equity,” and “tangible assets.” Tangible equity ratio, tangible common equity ratio, and tangible book value per common share are non-GAAP financial measures that management believes provide additional useful information about the levels of tangible assets and tangible equity between each other and in relation to outstanding shares of common stock. Management believes the use of ratios that utilize tangible equity provides additional useful information about capital adequacy because they present measures of those assets that can generate income.
Schedule 2
TANGIBLE EQUITY (NON-GAAP) AND TANGIBLE COMMON EQUITY (NON-GAAP)

(Dollar amounts in millions, except per share amounts)		December 31,
		2018	2017	2016
Total shareholders’ equity (GAAP)		$7,578	$7,679	$7,634
Goodwill and intangibles		(1,015)	(1,016)	(1,022)
Tangible equity (non-GAAP)	(a)	6,563	6,663	6,612
Preferred stock		(566)	(566)	(710)
Tangible common equity (non-GAAP)	(b)	$5,997	$6,097	$5,902
Total assets (GAAP)		$68,746	$66,288	$63,239
Goodwill and intangibles		(1,015)	(1,016)	(1,022)
Tangible assets (non-GAAP)	(c)	$67,731	$65,272	$62,217
Common shares outstanding (thousands)	(d)	187,554	197,532	203,085
Tangible equity ratio (non-GAAP)	(a/c)	9.7%	10.2%	10.6%
Tangible common equity ratio (non-GAAP)	(b/c)	8.9%	9.3%	9.5%
Tangible book value per common share (non-GAAP)	(b/d)	$31.97	$30.87	$29.06
Efficiency Ratio – this schedule also includes “adjusted noninterest expense,” “taxable-equivalent net interest income,” “adjusted taxable-equivalent revenue,” “pre-provision net revenue (“PPNR”),” and “adjusted PPNR.” The methodology of determining the efficiency ratio may differ among companies. Management makes adjustments to exclude certain items as identified in the subsequent schedule which it believes allows for more consistent comparability among periods. Management believes the efficiency ratio provides useful information regarding the cost of generating revenue. Adjusted noninterest expense provides a measure as to how well the Bank is managing its expenses, and adjusted PPNR enables management and others to assess the Bank’s ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources.
Schedule 3
EFFICIENCY RATIO

(Dollar amounts in millions)		2018	2017	2016

Noninterest expense (GAAP)	(a)	$1,678	$1,649	$1,585
Adjustments:
Severance costs		3	7	5
Other real estate expense, net		1	(1)	(2)
Provision for unfunded lending commitments		(1)	(7)	(10)
Amortization of core deposit and other intangibles		1	6	8
Restructuring costs		2	4	5
Total adjustments	(b)	6	9	6
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$1,672	$1,640	$1,579
Net interest income (GAAP)	(d)	$2,230	$2,065	$1,867
Fully taxable-equivalent adjustments	(e)	22	35	25
Taxable-equivalent net interest income (non-GAAP)	(d+e)=(f)	2,252	2,100	1,892
Noninterest income (GAAP)	(g)	552	544	516
Combined income (non-GAAP)	(f+g)=(h)	2,804	2,644	2,408
Adjustments:
Fair value and nonhedge derivative income (loss)		(1)	(2)	2
Securities gains, net		1	14	7
Total adjustments	(i)	—	12	9
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$2,804	$2,632	$2,399
Pre-provision net revenue (non-GAAP)	(h)-(a)	$1,126	$995	$823
Adjusted pre-provision net revenue (non-GAAP)	(j-c)	1,132	992	820
Efficiency ratio (non-GAAP)	(c/j)	59.6%	62.3%	65.8%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Bank Overview
Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) together comprise a $69 billion commercial bank headquartered in Salt Lake City, Utah.

•
At December 31, 2018, the Bank had banking operations through 433 branches in eleven western states, with strong market share in many of the markets in which it operates. Additionally, the Bank currently has, and continues to develop its digital delivery capabilities. Revenues and profits are primarily derived from commercial customers, and the Bank also emphasizes retail banking, mortgage banking, wealth management, municipal finance, and brokerage services. The Bank is included in the Standard and Poor’s (“S&P”) 500 and NASDAQ Financial 100 indices.

•
The Bank is consistently ranked among the best banks in the country to work with by its small and middle-market customers, as measured by the Greenwich Associates annual survey. Since the inception of the awards in 2009, only five other U.S. banks have consistently received as many Greenwich Excellence Awards as Zions Bancorporation, N.A.

•
The Bank consistently wins awards for the best bank within its geography. Examples include the best bank awards given by local newspapers, business journals, or similar publications in Nevada, Arizona, and California: Orange County (five consecutive years) and San Diego County (eight consecutive years).

•	The Bank’s objectives include:

◦
Continuing revenue growth (net interest income plus noninterest income) in excess of noninterest expense—so-called positive operating leverage—which should result in annual PPNR growth in the high-single digit rate and further improvement to the efficiency ratio;

◦
Improving profitability ratios. Improved operating efficiency coupled with low credit costs as experienced in 2018 should lead to improved profitability ratios, such as the returns on assets and equity.

◦	Maintaining or increasing capital distributions due to stronger earnings and a lower risk profile than seen in prior years.

•	The long-term strategy of the Bank to achieve these objectives includes the following:

◦
Continuing to execute on our community bank business model by doing business on a “local” basis, with significant local decision making for customer-facing elements of our business including product offerings, marketing, and pricing. We believe our scale gives us superior access to capital markets, more robust treasury management, and other product capabilities than smaller community banks. We also believe that our model provides a meaningful competitive advantage and an opportunity for growth over larger national banks whose loan and deposit products are often homogeneous. We are actively engaged in community events and charitable efforts designed to give back to the people within our communities. In 2018, we believe this local, customized approach led to a strong showing with commercial customers as reflected in the Greenwich Awards referenced earlier, as well as a loan growth rate of 4% for the year;

◦	Maintaining a strong approach to risk management, having meaningfully improved our operational, credit, and financial risk management in the past several years;

◦
Continuing to invest in a diverse team of knowledgeable and experienced bankers, known for their integrity. We are committed to building our employees’ capabilities, so they can become trusted partners of our customers and leaders in their communities; and

◦
Continuing to invest in technology. Looking forward for the next several years, we believe that digital delivery of products, including mobile banking, online banking and having a core processing system that is robust and prevents outages, is critical to remaining competitive. We have rolled out a wide range of improvements and additions to our customer interfaces including a redesigned website, mobile applications, and an upgraded treasury internet banking platform for our commercial customers.

•	During the past several years we have taken significant actions to improve the Bank’s risk profile, which include:

◦	The reduction of an above-average concentration in CRE loans. CRE loans as a percentage of total loans has declined from 35% at December 31, 2007 to 24% at December 31, 2018;

◦	Numerous changes made to the credit administration organization and processes to facilitate improved data collection on loans and monitoring of potential default and loss risk;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

◦
The significant increase of liquidity and flexibility to reposition the securities portfolio with the purchase of moderate duration securities with limited duration extension risk; i.e., management has generally purchased securities that within the context of a rising interest rate environment would not experience interest rate related losses;

◦	The addition of five members to the Board of Directors during the past five years that have strong financial and risk management experience;

◦	The replacement and upgrade of management information and accounting systems to allow for a more complete view of the Bank’s risks and opportunities; and

◦
The ongoing evaluation and classification of all known risks into approximately sixty unique risk categories, which are regularly monitored and reported in a process that flows from line-level employees through executive management to the Board of Directors;

•
We have also taken significant actions to improve the Bank’s efficiency during the past several years, which include the streamlining or elimination of redundant or inefficient processes, and the reduction of unnecessary complexity in product types. We intend to continue improving our efficiency by creating value through the adoption of common practices, automation, and simplification of our front, middle and back-office processes.

•
We believe we have achieved even greater operating efficiencies than currently reflected in our financial statements, since our profitability has improved while at the same time investing a substantial amount to upgrade and replace core systems and applications. We announced in 2013 that we had started a project to replace our core loan and deposit banking systems (“Core Transformation Project”). We successfully implemented the first phase of the TCS BαNCS® core servicing system in mid-2017, replacing our consumer lending system. The second phase of the Core Transformation Project, which replaces the Bank’s primary commercial lending systems, was deployed in the February of 2019 and we are in the process of finalizing the full implementation. The replacement of the deposit system is expected to be the third phase of the Core Transformation Project, and is still in the preliminary stages of development. As of December 31, 2018, the Bank had $196 million of capitalized expenses associated with the Core Transformation Project. BαNCS® is a real time, parameter-driven servicing system that will provide long-term benefits to the Bank by improving accessibility and functionality, allowing our bankers to better serve customers.

•
As part of our ongoing simplification and efficiency efforts, on September 30, 2018, the Bank completed the merger of Zions Bancorporation, its former bank holding company, with, and into, the Bank formerly known as ZB, N.A., in order to further reduce organizational complexity. The restructuring eliminated the bank holding company structure and associated regulatory framework, and resulted in ZB, N.A. being renamed Zions Bancorporation, National Association and becoming the top-level entity within our corporate structure. The merger eliminates duplicative regulatory efforts, leaving the OCC as the Bank’s primary regulator. As a result of the merger and the Financial Stability Oversight Council’s action on September 12, 2018, the Bank is no longer considered a systemically important financial institution under the Dodd-Frank Act. See “Capital Management” on page 69 for more information regarding the merger. In December 2015, the Bank consolidated its various banking charters into a single charter.

•
In May 2018, the Crapo Bill was signed into law, reducing regulatory requirements for many banking institutions and exempting the Bank from the capital planning actions as required by the Dodd-Frank Act.

•
With the improvement in profitability and our risk profile, the Bank’s capital stress test results have markedly improved during the past few years, and as such, we have increased the return on- and of-capital to shareholders, including increasing the common dividend from $0.16 per share in 2014 to $1.04 per share in 2018. Additionally, we repurchased $670 million of common stock during 2018, which is 7% of common stock outstanding as of December 31, 2017. We believe we are carrying excess capital, informed primarily by our stress test results, and have indicated that we intend to reduce our capital ratios to levels more consistent with our significantly reduced risk profile. The magnitude, timing and form of capital return will be determined by the Board.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

RESULTS OF OPERATIONS
Executive Summary
The Bank reported net earnings applicable to common shareholders for 2018 of $850 million or $4.08 per diluted common share compared with $550 million or $2.60 per diluted common share for 2017. Although a reduction in the statutory tax rate contributed significantly to the improved earnings, adjusted PPNR increased by $141 million, or 14%, to $1.1 billion. The increase in adjusted PPNR was primarily the result of increased interest income due to loan growth and continued expense control. Additionally, net income was positively impacted by improving credit quality, as discussed in more detail below. The Bank’s efficiency ratio improved to 59.6% in 2018 from 62.3% in 2017. We expect to achieve a high single-digit rate of growth in PPNR during the next several years without assuming the benefit of further benchmark interest rate increases and continue to strive for improvements to our efficiency ratio going forward.
The Bank’s net interest margin (“NIM”) expanded 16 basis points (“bps”) for the full year of 2018 versus 2017, which was largely attributable to the favorable effects of higher interest rates on our moderately “asset sensitive” balance sheet – where asset yields repriced faster and/or to a greater degree than liabilities (see Schedule 6).
Asset quality improved considerably in 2018, reflecting strong improvements in the oil and gas-related portfolio and generally stable to moderate improvements in other loan portfolios. Relative to 2017, total criticized, classified, and nonaccrual loans declined by 37%, 38%, and 39%, respectively. Net loan recoveries, expressed as a percentage of average loans held for investment, improved to net recoveries of 0.04% in 2018 from net charge-offs of 0.17% in 2017, largely the result of loan recoveries in the oil and gas portfolio.
Specifically for 2018 relative to 2017, the improved financial performance reflects:

•
Moderate net interest income growth resulting from loan growth and a generally stable securities portfolio, combined with the benefit of rising benchmark interest rates on a balance sheet that consists of assets that generally reprice faster and to a greater degree than the liabilities.

•
Modest adjusted noninterest income growth due to continued focus on this source of revenue; we experienced notable successes such as generating strong growth in trust and wealth management income, increasing loan syndication arrangement fees, and arranging interest rate hedges for our loan customers.

•
A slight increase in noninterest expense while we remain focused on expense controls and continue to invest in technology and simplification initiatives. We delivered on our commitment to limit adjusted noninterest expense growth in 2018 to increase only slightly relative to our 2017 results. Adjusted noninterest expense increased $31 million in 2018, or 2%, to $1.7 billion in 2018.

•	A decline in the provision for credit losses from $17 million in 2017, to $(40) million in 2018 as the credit quality of loans improved.
Net earnings applicable to common shareholders increased by 55% over the prior year, and earnings per diluted share increased by 57%, a slightly stronger rate of growth than net earnings due to the repurchase of 12.9 million shares of Bank common stock during 2018.
Areas Experiencing Challenges in 2018
Although loan growth was generally consistent with the targeted levels we had established for 2018, we experienced increased competition during the year. Some of this competition came from non-bank financial institutions such as debt funds, debt capital markets, and covenant-light structures. Additionally, some larger customers elected to refinance loans through the issuance of debt in the capital markets – an option that is not readily available to most of our customers.
Loan growth of $1.9 billion, or 4%, exceeded deposit growth of $1.5 billion, or 3%, in 2018. Consequently, we relied more on wholesale funding to finance incremental balance sheet growth, increasing our funding cost.
Noninterest income from customer-related fees increased 3% in 2018 from the prior year period, which was less than the targeted growth goal. We experienced strength in corporate investment services and wealth management

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

income, loan syndication fees and bankcard fees. This growth was partially offset by declines in mortgage-related fees and deposit service charges.
Focus for 2019
In 2019, we are focused on the ongoing initiatives related to Bank profitability and returns on- and of-equity. Major areas of emphasis include the following:

•	Achieve positive operating leverage

◦	Achieve broad-based loan growth (i.e. low- to mid-single digit growth rate) within acceptable concentration limits

◦	Achieve similar or improve upon growth rates in noninterest income, emphasizing customer-related fee income

◦	Achieve greater sales volumes and revenue growth through enhanced use of data

◦	Manage noninterest expense growth linked to revenue growth, profitability and digital delivery strategies

•	Target high single-digit annual percentage growth rate for PPNR

•	Demonstrate reduced volatility in financial performance than previously experienced

•	Implement technology upgrade and digital strategies, automation and simplification of front, middle and bank office processes

•	Increase the return on- and of- capital

◦	Maintain top quartile credit risk profile and superior risk management posture leading to increasing returns of capital

◦	Moderately increase financial leverage through the reduction of surplus common equity as informed by stress testing
Schedule 4
KEY DRIVERS OF PERFORMANCE
2018 COMPARED TO 2017

Driver	2018	2017	Change better/(worse)

	(In billions)
Average net loans and leases	$45.4	$43.5	4%
Average money market investments	1.4	1.5	(7)
Average total securities	15.6	15.7	(1)
Average noninterest-bearing deposits	23.8	23.8	—
Average total deposits	53.2	52.2	2
	(In millions)
Net interest income	$2,230	$2,065	8%
Provision for loan losses	(39)	24	263
Noninterest income	552	544	1
Customer-related fee income [1]	501	485	3
Noninterest expense	1,678	1,649	(2)
Net interest margin	3.61%	3.45%	16 bps
Nonaccrual loans [2]	$252	$414	39%
Ratio of net charge-offs to average loans and leases	(0.04)%	0.17%	21 bps
Ratio of nonperforming lending-related assets to loans and leases and other real estate owned [2]	0.55%	0.93%	38
Ratio of total allowance for credit losses to loans and leases outstanding	1.18%	1.29%	11
1 Includes the following income statement line items: service charges and fees on deposit accounts, other service charges, commissions and fees, wealth management and trust income, loan sales and servicing income and capital markets and foreign exchange income.
2 Includes loans held for sale.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Net Interest Income
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities and is more than three-quarters of our revenue. Net interest income is derived from both the volume of interest-earning assets and interest-bearing liabilities and the net yield earned on the assets and paid on the liabilities.
Net interest income improved by $165 million during 2018 compared with 2017 to $2.2 billion, an increase of 8%. For 2018, taxable-equivalent net interest income was $2.3 billion, compared with $2.1 billion and $1.9 billion, in 2017 and 2016, respectively. The tax rate used for calculating all taxable-equivalent adjustments was 21% for 2018 and 35% for all prior periods. The increase over 2017, and the previous increase over 2016, were driven by several factors, including average loan growth, noninterest-bearing deposit stability, disciplined deposit pricing and increases in benchmark interest rates. The increase from 2016 to 2017 was further impacted by a larger average securities portfolio balance. We are not assuming any further increases in benchmark rates in our forecasts. However, because of loan growth and the benefit of our noninterest-bearing deposits, we expect net interest income to increase at a moderate pace in 2019 when compared with 2018.
Net Interest Margin and Interest Rate Spreads in 2018 vs. 2017
The NIM was 3.61% and 3.45% for 2018 and 2017, respectively. When comparing 2018 with 2017, changes in asset mix resulted in higher average loans, lower average securities and money market investments, and higher average interest-bearing deposits and wholesale borrowings balances to fund overall balance sheet growth. A significant source of NIM expansion is the increasing value of noninterest-bearing demand deposit accounts in the rising interest rate environment. Expansion of NIM reflects a higher loan yield with only a moderate increase in funding costs. Funding balance sheet growth with wholesale borrowings reduced spreads and negatively impacted NIM, although it was accretive to net interest income. The NIM was also positively impacted by increases in the federal funds target rate during 2018. Average interest-earning assets increased $1.6 billion from 2017, with average rates improving 35 bps. Average interest-bearing liabilities increased $1.5 billion and average rates also increased 35 bps over the same period.
The average balance of our investment securities portfolio decreased $0.1 billion, while year-end balances decreased $0.5 billion. Our average lending portfolio increased $1.9 billion to $45.4 billion, an increase of 4%. The net earning asset growth was funded through a mix of deposits and wholesale borrowings.
Interest expense increased $124 million compared to 2017 results, attributable to both an increase in the cost and quantity of deposits and wholesale funding. Interest expense on deposits increased $76 million on $29.4 billion of average interest-bearing deposits.
The increase in the average loan portfolio was due to growth in 1-4 family residential, commercial and industrial, and municipal lending. Yields on average balances increased by 43 bps, 45 bps, and 20 bps in the commercial, CRE and consumer portfolios, respectively. Much of the consumer growth was in consumer 1-4 family residential, where our yields are generally lower than on commercial loans. The federal funds target rate increased nine times beginning in the fourth quarter of 2015, which has had a positive impact on NIM and spreads, as our earning assets generally reprice more quickly than our funding sources. A portion of our variable-rate loans were not affected by these changes primarily due to longer reset frequency, or because a substantial portion of our earning assets are tied to longer-term rates indices, which rates were impacted by a relatively flat yield curve for much of 2018. Additionally, NIM benefited from FDIC-supported loans by 1 and 3 bps in 2018 and 2017, respectively. We expect moderate to strong growth in 1-4 family, municipal, commercial and industrial, and owner-occupied loans and stable-to-moderate growth in CRE and oil and gas-related loans.
Average noninterest-bearing demand deposits provided us with low-cost funding and comprised 45% of average total deposits, which totaled $53.2 billion in 2018, compared with 46% of average total deposits, which totaled $52.2 billion, for 2017. Average interest-bearing deposits increased 3% in 2018, compared with 2017. Over the past 12 months the Federal Reserve has increased the overnight benchmark federal funds rate by 100 bps, while the rate

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

paid on the Bank’s interest-bearing deposits increased 25 bps, implying a deposit beta of 25%. We have been selectively increasing deposit pricing in certain markets and with certain clients, but we have not generally experienced significant pressure to broadly increase deposit rates. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers, which provide us with a low cost of funds and have a positive impact on our NIM. Including wholesale borrowings, the rate paid on interest-bearing liabilities increased 35 bps.
The average balance of long-term debt increased $118 million compared with 2017, while the average rate decreased 58 bps. During the third quarter 2018, the Bank issued a $500 million senior note with an interest rate of 3.5%. Overall interest expense on long-term debt increased $4 million. The Bank has used short-term Federal Home Loan Bank (“FHLB”) borrowings to fund some of its balance sheet growth during the past couple of years. Average short-term debt grew $0.5 billion and the rate paid increased 88 bps. Further changes in short-term borrowings will be driven by balancing changes in deposits and loans as we do not foresee significant increases in investment security balances.
The spread on average interest-bearing funds was 3.28% in 2018 and 3.27% in 2017, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM.
Interest rate spreads and margin are impacted by the mix of assets we hold, the composition of our loan and securities portfolios and the type of funding used. We expect the yield of the loan portfolio to increase somewhat due to the effects of rising interest rates in 2018, partially offset by a continued modest change in the mix of the portfolio (increasing concentration in lower-yielding residential mortgages), as well as reduced income from higher-yielding loans purchased from the FDIC in 2009.
Our estimates of the Bank’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Although the federal funds target rate has increased 225 bps since the fourth quarter of 2015, we have not experienced significant migration of our noninterest-bearing deposits which we attribute to the operating nature of many of our deposit accounts. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 62.
Refer to the “Liquidity Risk Management” section beginning on page 65 for more information on how we manage liquidity risk.
Net Interest Margin and Interest Rate Spreads in 2017 vs. 2016
The NIM was 3.45% and 3.37% for 2017 and 2016, respectively. Compared with 2016, changes in asset mix resulted in higher securities and loan balances, lower balances in money market investments, and higher balances of wholesale borrowings to fund overall balance sheet growth. Moving funds from money market investments to loans and securities had a positive impact on NIM. The NIM was also positively impacted by several increases in short-term interest rates. Average interest-earning assets increased $4.7 billion from 2016, with average rates improving 14 bps. Average interest-bearing liabilities increased $3.6 billion and average rates increased 8 bps over the same period.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

average portfolio. The purchases were funded by using lower-yielding average money market investments, which were reduced by $2.1 billion, and wholesale borrowing from the FHLB.
Average noninterest-bearing demand deposits provided us with low-cost funding and comprised 45.6% of average total deposits, which totaled $52.2 billion in 2017, compared with 44.4% of average total deposits, which totaled $50.6 billion, for 2016. Average interest-bearing deposits increased only 1% in 2017, compared with 2016. The average balance of long-term debt decreased $286 million compared with 2016 and the average rate increased 61 bps in the current year while interest expense decreased $13 million from 2016. The rate increased because the remaining debt was at a higher average rate than the rate on debt that matured and was available to be called.
The spread on average interest-bearing funds was 3.27% and 3.23% for 2017 and 2016, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM. Refer to the “Liquidity Risk Management” section beginning on page 65 for more information on how we manage liquidity risk.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Schedule 5
AVERAGE BALANCE SHEETS, YIELDS AND RATES

	2018			2017
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$1,360	$29	2.12%	$1,539	$19	1.23%
Securities:
Held-to-maturity	781	28	3.56	776	31	3.95
Available-for-sale	14,712	328	2.23	14,907	313	2.10
Trading account	109	4	3.97	64	2	3.75
Total securities	15,602	360	2.31	15,747	346	2.20
Loans held for sale	53	2	4.63	87	3	3.56
Loans and leases [2]
Commercial	23,333	1,118	4.79	22,116	964	4.36
Commercial real estate	11,079	549	4.95	11,184	504	4.50
Consumer	11,013	445	4.04	10,201	391	3.84
Total Loans and leases	45,425	2,112	4.65	43,501	1,859	4.27
Total interest-earning assets	62,440	2,503	4.01	60,874	2,227	3.66
Cash and due from banks	549			786
Allowance for loan losses	(495)			(548)
Goodwill and intangibles	1,015			1,019
Other assets	3,060			2,985
Total assets	$66,569			$65,116
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
Saving and money market	$25,480	81	0.32	$25,453	39	0.15
Time	3,876	54	1.38	2,966	20	0.69
Foreign	—	—	—	—	—	—
Total interest-bearing deposits	29,356	135	0.46	28,419	59	0.21
Borrowed funds:
Federal funds purchased and other short-term borrowings	4,562	88	1.93	4,096	44	1.05
Long-term debt	535	28	5.21	417	24	5.79
Total borrowed funds	5,097	116	2.27	4,513	68	1.49
Total interest-bearing liabilities	34,453	251	0.73	32,932	127	0.38
Noninterest-bearing deposits	23,827			23,781
Total deposits and interest-bearing liabilities	58,280	251	0.43	56,713	127	0.22
Other liabilities	699			624
Total liabilities	58,979			57,337
Shareholders’ equity:
Preferred equity	566			631
Common equity	7,024			7,148
Total shareholders’ equity	7,590			7,779
Total liabilities and shareholders’ equity	$66,569			$65,116
Spread on average interest-bearing funds			3.28			3.27
Taxable-equivalent net interest income and net yield on interest-earning assets		$2,252	3.61		$2,100	3.45
Memo: total cost of deposits			0.25			0.11
1 Taxable-equivalent rates used where applicable. See “GAAP to Non-GAAP Reconciliations” on page 27 for more information regarding taxable-equivalent net interest income.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

2016			2015			2014
Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

$3,664	$21	0.59%	$8,252	$23	0.28%	$8,218	$21	0.26%

675	30	4.40	581	30	5.08	609	32	5.27
9,546	184	1.93	5,181	100	1.93	3,472	75	2.17
83	3	3.76	64	2	3.46	61	2	3.22
10,304	217	2.11	5,826	132	2.26	4,142	109	2.64
140	5	3.36	125	5	3.61	128	5	3.63

21,748	913	4.20	21,419	903	4.22	21,125	922	4.36
11,131	472	4.24	10,178	454	4.46	10,337	484	4.68
9,183	351	3.83	8,574	334	3.91	8,060	328	4.06
42,062	1,736	4.13	40,171	1,691	4.21	39,522	1,734	4.39
56,170	1,979	3.52	54,374	1,851	3.40	52,010	1,869	3.59
675			642			894
(601)			(607)			(690)
1,027			1,035			1,045
2,779			2,601			2,623
$60,050			$58,045			$55,882

$25,672	37	0.15	$24,619	38	0.16	$23,532	37	0.16
2,333	12	0.49	2,274	10	0.43	2,490	12	0.46
128	—	0.28	379	1	0.18	642	1	0.18
28,133	49	0.18	27,272	49	0.18	26,664	50	0.19

456	1	0.27	235	—	0.14	223	—	0.11
703	37	5.18	1,016	69	6.75	1,803	123	6.82
1,159	38	3.25	1,251	69	5.51	2,026	123	6.09
29,292	87	0.30	28,523	118	0.41	28,690	173	0.60
22,462			21,366			19,610
51,754	87	0.15	49,889	118	0.20	48,300	173	0.29
625			592			554
52,379			50,481			48,854

756			983			1,004
6,915			6,581			6,024
7,671			7,564			7,028
$60,050			$58,045			$55,882
		3.23			2.99			2.99
	$1,892	3.37		$1,733	3.19		$1,696	3.26
		0.10			0.10			0.11

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
Schedule 6
ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2018 over 2017			2017 over 2016
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments	$(2)	$12	$10	$(12)	$10	$(2)
Securities:
Held-to-maturity	—	(3)	(3)	4	(3)	1
Available-for-sale	(4)	19	15	111	18	129
Trading account	2	—	2	(1)	—	(1)
Total securities	(2)	16	14	114	15	129
Loans held for sale	(1)	—	(1)	(2)	—	(2)
Loans and leases[2]
Commercial	55	99	154	16	35	51
Commercial Real Estate	(5)	50	45	2	30	32
Consumer	32	22	54	38	2	40
Total loans and leases	82	171	253	56	67	123
Total interest-earning assets	77	199	276	156	92	248
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	(1)	43	42	—	2	2
Time	8	26	34	3	5	8
Total interest-bearing deposits	7	69	76	3	7	10
Borrowed funds:
Federal funds purchased and other short-term borrowings	4	40	44	31	12	43
Long-term debt	6	(2)	4	(15)	2	(13)
Total borrowed funds	10	38	48	16	14	30
Total interest-bearing liabilities	17	107	124	19	21	40
Change in taxable-equivalent net interest income	$60	$92	$152	$137	$71	$208
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
Provision for Credit Losses
The provision for credit losses is the combination of both the provision for loan losses and the provision for unfunded lending commitments. The provision for loan losses is the amount of expense that, in our judgment, is required to maintain the ALLL at an adequate level based on the inherent risks in the loan portfolio. The provision for unfunded lending commitments is used to maintain the reserve for unfunded lending commitments (“RULC”) at an adequate level based on the inherent risks associated with such commitments. In determining adequate levels of the ALLL and RULC, we perform periodic evaluations of our various loan portfolios, the levels of actual charge-offs, credit quality trends, and external factors. See Note 6 of the Notes to Consolidated Financial Statements and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

“Credit Risk Management” on page 52 for more information on how we determine the appropriate level for the ALLL and the RULC.
The provision for loan losses was $(39) million in 2018, compared with $24 million in 2017. Credit quality was strong throughout 2018, with continued significant improvement in the oil and gas-related portfolio. Classified and nonaccrual loans in the total portfolio declined by $435 million and $162 million, respectively. Net recoveries totaled $16 million in 2018, compared with $73 million in net charge-offs in 2017. These improvements in both credit quality and net charge-offs resulted in the lower provision.
The provision for unfunded lending commitments was $(1) million in 2018, compared with $(7) million in 2017. The change in the provision in 2018 from 2017 was primarily due to increased unfunded lending commitments, partially offset by credit quality improvements in the oil and gas-related portfolio. The negative provision in 2017 was primarily due to improved credit quality assessments related to obligations for credits outside the oil and gas-related portfolio, along with declining oil and gas-related exposure. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings, and changes in credit quality.
The allowance for credit losses (“ACL”), which is the combination of both the ALLL and the RULC, decreased by $24 million during 2018. Strong credit quality in 2018, highlighted by improvement in the oil and gas-related portfolio, was responsible for much of this reduction. Further, increasing non-oil and gas-related commercial and industrial and 1-4 family residential mortgage exposure, also improved the risk profile of the total portfolio.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. Noninterest income accounted for 18% and 20% of total revenue during 2018 and 2017, respectively. For 2018, noninterest income was $552 million compared with $544 million in 2017 and $516 million in 2016.
During 2018, we experienced strength in corporate investment services and wealth management income, loan syndication fees, bankcard fees and merchant account fees while experiencing declines in deposit-related service charges and mortgage-related fees. The improvement in corporate investment services income was primarily due to increases in the revenue share received from the higher balances in money market mutual funds. Rising interest rates resulted in improved returns for money market mutual funds, thus driving the increase in balances. Deposit service charge income experienced slight resistance due, in part, to rising interest rates as discussed below. Rising interest rates also adversely impacted mortgage banking activity.
We believe a subtotal of customer-related fees provides a better view of income over which we have more direct control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Schedule 7 presents a comparison of the major components of noninterest income for the past three years.
Schedule 7
NONINTEREST INCOME

(Dollar amounts in millions)	2018	Amount change	Percent change	2017	Amount change	Percent change	2016

Service charges and fees on deposit accounts	$166	$(5)	(3)%	$171	$—	—%	$171
Other service charges, commissions and fees	228	11	5	217	9	4	208
Wealth management and trust income	51	9	21	42	5	14	37
Loan sales and servicing income	25	—	—	25	(10)	(29)	35
Capital markets and foreign exchange	31	1	3	30	8	36	22
Customer-related fees	501	16	3	485	12	3	473
Dividends and other investment income	43	3	8	40	16	67	24
Securities gains, net	1	(13)	(93)	14	7	(100)	7
Other	7	2	40	5	(7)	(58)	12
Total noninterest income	$552	$8	1	$544	$28	5	$516
Service charges and fees on deposit accounts decreased by $5 million, or 3%, during 2018 and has been static or slightly decreasing for the last several years. A primary driver of the decline in service charges and fees was softening of high transaction volume customers. A secondary driver of this decline could be attributed to rising interest rates, which may influence increases in the earning credit rate due to customer expectations. The earnings credit rate (ECR) is a daily calculation of soft dollar credit that a bank pays on customer’s noninterest-bearing deposits on Account Analysis. This credit can be used to offset service charges on a customer’s analyzed account. As the ECR increases, customers offset more of their deposit service charges, thus the potential softening in noninterest income.
Other service charges, commissions and fees, which are comprised of automated teller machine (“ATM”) fees, insurance commissions, bankcard merchant fees, debit and credit card interchange fees, cash management fees, and other miscellaneous fees, increased by $11 million, or 5%, compared with 2017. The increase relates mainly to higher credit card interchange fees and exchange and other fees. In 2017 other service charges, commissions and fees increased by $9 million compared with 2016. The increase was primarily a result of the same items mentioned previously.
Wealth management and trust income increased by $9 million, or 21%. The change was due to trust income, with improvement in both corporate and personal trust revenue due to platform and product simplifications. Wealth management and trust income increased $5 million between 2017 and 2016 for the same reasons.
Securities gains, net, decreased $13 million during 2018 as a result of $13 million of increases in the market value of the Bank’s Small Business Investment Company (“SBIC”) investments in 2017 that did not reoccur to the same magnitude in 2018. Securities gains, net in 2017 increased from 2016 as a result of higher increases in the market values of the Bank’s SBIC investments.
Dividends and other investment income increased $16 million between 2017 and 2016, primarily due to $14 million of gains across many of our cost and equity method investments.
Loan sales and servicing income decreased $10 million between 2017 and 2016. During 2017, we ceased selling servicing-released mortgage loans to Freddie Mac, and therefore no longer received the associated servicing premiums for doing so, which decreased income by $11 million. In general, servicing income increased slightly in 2017. We also had particularly large valuation gains during 2016 on agricultural loan servicing assets accounted for at fair value, which did not repeat to the same extent in 2017.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Noninterest Expense
As mentioned previously, we delivered on our commitment to limit adjusted noninterest expense growth in 2018 to increase only slightly relative to our 2017 results. Both noninterest expense and adjusted noninterest expense were $1.7 billion in 2018 compared to $1.6 billion in both 2017 and 2016. Noninterest expense increased $29 million, or 2%, and adjusted noninterest expense increased $31 million, also 2%, in 2018. (see “GAAP to Non-GAAP Reconciliations” on page 27 for more information regarding the calculation of adjusted noninterest expense).
We have developed a culture that continually seeks to streamline and make more simple and efficient the processes required to operate. To this end, in 2018 we successfully completed the merger of the holding company with and into the bank subsidiary. The consolidation of our seven bank charters at the end of 2015 almost entirely eliminated the need for the holding company; the consolidation of the holding company into the bank reduced duplicative regulatory examinations and certain regulatory requirements. The Bank remains focused on expense control efforts, while continuing to invest in technology initiatives.
Schedule 8 presents a comparison of the major components of noninterest expense for the past three years.
Schedule 8
NONINTEREST EXPENSE

(Dollar amounts in millions)	2018	Amount change	Percent change	2017	Amount change	Percent change	2016

Salaries and employee benefits	$1,070	$64	6%	$1,006	$28	3%	$978
Occupancy, net	132	3	2	129	4	3	125
Furniture, equipment and software, net	126	(4)	(3)	130	5	4	125
Other real estate expense, net	1	2	(200)	(1)	1	(50)	(2)
Credit-related expense	25	(4)	(14)	29	4	16	25
Provision for unfunded lending commitments	(1)	6	(86)	(7)	3	(30)	(10)
Professional and legal services	52	(5)	(9)	57	1	2	56
Advertising	26	4	18	22	—	—	22
FDIC premiums	50	(3)	(6)	53	13	33	40
Other	197	(34)	(15)	231	5	2	226
Total noninterest expense	$1,678	$29	2	$1,649	$64	4	$1,585
Salaries and employee benefits increased by $64 million, or 6%, in 2018, compared with 2017. Salaries and employee benefits increased primarily due to a $29 million increase in base salaries resulting from salary increases related to the Tax Cuts and Jobs Act, merit increases and increased headcount, and a $19 million increase in incentive compensation, of which $7 million relates to the Tax Cuts and Jobs Act. The remaining $16 million increase was primarily a result of an $8 million increase in the Bank’s medical plans and a $7 million increase in the Bank’s contribution to the employee 401(k) plan, as a result of improved financial performance, including the profit sharing contribution which increased to 2.5% of eligible compensation in 2018 from 1.75% in 2017. Our investment in major systems projects has led to headcount increases in more highly compensated roles.
Salaries and employee benefits increased by $28 million, or 3%, in 2017, compared with 2016. Base salaries were up in 2017, as employee salary expense rose roughly in line with inflation. Employee bonuses were up, partially due to lower incentive compensation for management in 2016 and larger commission expense in 2017. Benefits expense increased $11 million, or 8%, in 2017, primarily due to higher costs in the Bank’s medical plans and an increase in profit sharing expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Schedule 9
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2018	Amount/quantity change	Percent change	2017	Amount/quantity change	Percent change	2016

Salaries and bonuses	$895	$46	5%	$849	$17	2%	$832
Employee benefits:
Employee health and insurance	77	8	12	69	7	11	62
Retirement	45	7	18	38	7	23	31
Payroll taxes and other	53	3	6	50	(3)	(6)	53
Total benefits	175	18	11	157	11	8	146
Total salaries and employee benefits	$1,070	$64	6	$1,006	$28	3	$978
Full-time equivalent employees at December 31	10,201	118	1	10,083	26	—	10,057
Occupancy expense was up $3 million, or 2%, in 2018 primarily due to increased property taxes and depreciation expense, partially offset by increased rental income. Occupancy expense was up $4 million in 2017 when compared to 2016. We placed a newly constructed office building into operation during the first quarter of 2017 and increased rental income from higher occupancies of leased space began in the latter-half of 2017 and 2018.
Furniture and equipment expense decreased $4 million, or 3%, in 2018 primarily from decreased maintenance expense, partially offset by increased amortization of capitalized software. Furniture and equipment expense increased $5 million in 2017 mainly due to increased amortization expense. During 2017, we successfully implemented the first phase of the TCS BαNCS® core servicing system. The second phase of the Core Transformation Project, which replaces the Bank’s primary commercial lending systems, was deployed in the February of 2019 and we are in the process of finalizing the full implementation.
The provision for unfunded lending commitments was $(1) million in 2018 compared to $(7) million in 2017 and $(10) million in 2016, and is discussed previously in the Provision for Credit Losses section.
Professional and legal services decreased $5 million from 2017 to $52 million in 2018. The decrease was primarily a result of lower consulting fees related to our simplification and technology initiatives.
FDIC premiums were $50 million, $53 million, and $40 million, in 2018, 2017, and 2016, respectively. The decrease in 2018 is primarily due to the elimination of the FDIC surcharge for large banks because the required Deposit Insurance Fund reserve ratio has been met. The increase during 2017 when compared to 2016 was due to higher deposit bases and the FDIC’s increase in deposit insurance assessments that occurred in the third quarter of 2016. This increase during 2017 was somewhat offset by a reduction in the Bank’s overall rate resulting from the consolidation of the individual bank charters.
Other noninterest expense was $197 million in 2018, compared with $231 million in 2017. This decrease was primarily due to the one-time $12 million charitable contribution made at the end of 2017 and a decrease in employee and operational expenses resulting from the Bank’s simplification and efficiencies initiatives.
In October 2018, the Bank decided to terminate its pension plan subject to obtaining necessary regulatory approval. Completion of this termination is expected in early 2020. Plan participant benefits will not be disadvantaged because of this decision. At the time of final liquidation additional noninterest expense will be recognized for pension amounts remaining in other comprehensive income (“OCI”), as well as expense related to purchasing annuities for participants who elect that distribution method. As of December 31, 2018, the pension plan was overfunded by $19 million, compared with $14 million as of December 31, 2017. The qualified pension OCI balance at December 31, 2018 was a $27 million loss before adjusting for tax effects. The expense related to purchasing annuities is highly dependent on individual participant elections between lump-sum distribution options

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

and an annuity option, in addition to market competitiveness in the annuity bid process. The current estimate of this expense is $5 million to $15 million, and is subject to change depending upon the previously mentioned factors.
Income Taxes
Income tax expense was $259 million in 2018, $344 million in 2017, and $236 million in 2016. Our effective income tax rates were 22.7% in 2018, 36.8% in 2017, and 33.5% in 2016. The income tax rates for all tax years were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance. The income tax rate for 2018 was positively impacted by the decrease in the corporate federal income tax rate to 21% from 35% due to the Tax Cuts and Jobs Act, which was effective January 1, 2018. This rate benefit was partially reduced by the non-deductibility of FDIC premiums, certain executive compensation and other fringe benefits as enacted by the new tax law.
The tax rate for 2017 was also impacted by a one-time $18 million benefit to tax expense related to the reevaluation of state tax positions, an excess tax benefit of $9 million from the implementation of new accounting guidance related to share-based compensation, and an estimated net DTA write-off of $47 million through income tax expense associated with the decrease in the federal income tax rate from the passage of new legislation.
The Bank continued to invest in technology initiatives and increased investment in municipal securities during 2018, 2017, and 2016, generating tax credits and nontaxable income that benefited the tax rate each year.
We had a net DTA balance of $130 million at December 31, 2018, compared with $93 million at December 31, 2017. The increase in the net DTA resulted primarily from the increase in accrued compensation and unrealized losses in OCI related to securities, and the decrease in deferred tax liabilities related to the deferred gain on a prior period debt exchange. Net charge-offs exceeding the provision for loan losses, an increase in deferred loan fees and accelerated tax deductions on certain technology initiatives and depreciable property during 2018 offset some of the overall increase in DTA. We did not record any additional valuation allowance for GAAP purposes as of December 31, 2018.
Note 19 of the Notes to Consolidated Financial Statements discloses more information about the Bank’s evaluation of its DTA, including any potential additional valuation allowances, and the impact of the Tax Cuts and Jobs Act on the Bank.
Preferred Stock Dividends and Redemption
In 2018 preferred stock dividends were $34 million, a decrease of $6 million from $40 million in 2017. In 2017 preferred stock dividends decreased by $8 million from 2016. We completed tender offers of $144 million of Series F, and $118 million of Series I, J, and G in the second quarters of 2017, and 2016, respectively. Preferred dividends are expected to be $34 million for 2019. See further details in Note 13 of the Notes to Consolidated Financial Statements.
BUSINESS SEGMENT RESULTS
We manage our operations and prepare management reports and other information with a primary focus on geographical area. Our banking operations are managed under their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona (“NBAZ”), Nevada State Bank (“NSB”), Vectra Bank Colorado (“Vectra”), and The Commerce Bank of Washington (“TCBW”). Performance assessment and resource allocation are based upon this geographical structure. Most of the lending and other decisions affecting customers are made at the local level. The accounting policies of the individual segments are the same as those of the Bank. We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. We also use an internal Funds Transfer Pricing (“FTP”) allocation system to report results of operations for business segments. This process is continually refined. The operating segment identified as “Other” includes certain nonbank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments. See Note 21 of the Notes to Consolidated Financial Statements for more information on the Other segment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

During 2018, our banking operations experienced improved financial performance when compared with 2017. Common areas of financial performance experienced at various levels of the segments include:

•	increased loan balances across all geographies;

•	improvements in credit quality resulted in reductions of the provision for loan losses; and

•	growth in customer deposit balances across almost all segments.
Schedule 10 shows selected financial information for our business segments. Ratios are calculated based on amounts in thousands.
Schedule 10
SELECTED SEGMENT INFORMATION

(Dollar amounts in millions)	Zions Bank			Amegy			CB&T
	2018	2017	2016	2018	2017	2016	2018	2017	2016
KEY FINANCIAL INFORMATION
Total average loans	$12,643	$12,481	$12,538	$11,358	$11,021	$10,595	$10,033	$9,539	$9,211
Total average deposits	15,874	15,986	15,991	11,160	11,096	11,130	11,268	11,030	10,827
Income before income taxes	379	344	369	382	239	94	297	262	220
CREDIT QUALITY
Provision for loan losses	$7	$19	$(22)	$(75)	$25	$163	$14	$(5)	$(9)
Net loan and lease charge-offs	1	34	13	(17)	41	123	4	1	(1)
Ratio of net charge-offs to average loans and leases	0.01%	0.27%	0.11%	(0.15)%	0.37%	1.16%	0.04%	0.01%	(0.01)%
Allowance for loan losses	$136	$130	$145	$189	$247	$263	$79	$69	$74
Ratio of allowance for loan losses to net loans and leases, at year-end	1.07%	1.04%	1.16%	1.67%	2.24%	2.48%	0.79%	0.72%	0.80%
Nonperforming lending-related assets	$69	$85	$105	$75	$236	$360	$48	$47	$42
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.53%	0.68%	0.83%	0.65%	2.07%	3.39%	0.45%	0.47%	0.45%
Accruing loans past due 90 days or more	$5	$11	$10	$1	$1	$7	$1	$9	$19
Ratio of accruing loans past due 90 days or more to net loans and leases	0.04%	0.09%	0.08%	0.01%	0.01%	0.06%	0.01%	0.09%	0.20%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(Dollar amounts in millions)	NBAZ			NSB			Vectra			TCBW
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
KEY FINANCIAL INFORMATION
Total average loans	$4,608	$4,267	$4,086	$2,394	$2,357	$2,284	$2,924	$2,644	$2,469	$1,118	$926	$791
Total average deposits	4,931	4,762	4,576	4,286	4,254	4,137	2,761	2,756	2,720	1,092	1,107	1,007
Income before income taxes	110	104	89	48	43	52	51	50	54	36	29	24
CREDIT QUALITY
Provision for loan losses	$7	$(8)	$(3)	$—	$(11)	$(28)	$5	$1	$(8)	$2	$2	$—
Net loan and lease charge-offs	—	(2)	—	(4)	(3)	(5)	—	2	—	—	—	—
Ratio of net charge-offs to average loans and leases	—%	(0.04)%	—%	(0.15)%	(0.13)%	(0.21)%	0.01%	0.09%	0.01%	—%	0.02%	0.02%
Allowance for loan losses	$35	$28	$35	$15	$11	$19	$29	$24	$25	$11	$9	$7
Ratio of allowance for loan losses to net loans and leases, at year-end	0.76%	0.66%	0.85%	0.61%	0.48%	0.83%	0.99%	0.91%	1.01%	0.98%	0.93%	0.91%
Nonperforming lending-related assets	$18	$17	$31	$16	$17	$20	$20	$10	$15	$4	$6	$—
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.39%	0.39%	0.73%	0.65%	0.73%	0.84%	0.66%	0.35%	0.59%	0.38%	0.56%	0.02%
Accruing loans past due 90 days or more	$—	$1	$—	$1	$—	$—	$2	$—	$—	$—	$—	$—
Ratio of accruing loans past due 90 days or more to net loans and leases	—%	0.02%	—%	0.04%	—%	—%	0.07%	—%	0.01%	—%	—%	—%
Zions Bank
Zions Bank is headquartered in Salt Lake City, Utah, and is primarily responsible for conducting operations in Utah, Idaho, and Wyoming. If it were a separately chartered bank, it would be the largest full-service commercial bank in Utah and the 4th largest in Idaho, as measured by domestic deposits in these states.
Zions Bank’s income before income taxes increased by $35 million, or 10%, during 2018. The loan portfolio increased by $518 million during 2018, which consisted of an increase of $354 million in commercial loans and increases of $51 million and $113 million in CRE and consumer loans, respectively. The ratio of allowance for loan losses to net loans and leases increased to 1.07% at December 31, 2018 from 1.04% at December 31, 2017. Nonperforming lending-related assets declined 17% from the prior year due primarily to decreases in nonaccrual loans in the commercial owner-occupied portfolio. Deposits remained stable from 2017 to 2018.
Amegy Bank
Amegy Bank is headquartered in Houston, Texas. If it were a separately chartered bank, it would be the 9th largest full-service commercial bank in Texas as measured by domestic deposits in the state.
Amegy’s income before income taxes increased by $143 million, or 60%, during 2018. The increase in income before income taxes is mainly due to a $100 million decrease in the provision for loan losses. Amegy has been able to achieve loan portfolio growth, resulting in a $100 million increase from the prior year. During 2018, commercial and CRE loans decreased by $42 million and $244 million, respectively, while consumer loans increased by $386 million. The credit quality of Amegy’s loan portfolio improved during 2018, mainly due to improvements in the oil and gas-related portfolio; the ratio of the ALLL to net loans and leases decreased to 1.67% at December 31, 2018 from 2.24% a year earlier. During 2018, nonperforming lending-related assets decreased $161 million, or 68%. Deposits increased by 5% from 2017 to 2018.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
CB&T’s income before income taxes increased by $35 million, or 13%, during 2018 primarily from an increase in net interest income due to loan growth. CB&T’s loan portfolio increased by $596 million in 2018 from the prior year. During 2018, CRE, commercial, and consumer loans increased by $43 million, $507 million, and $46 million, respectively. The credit quality of CB&T’s loan portfolio continues to be strong as the ratio of the ALLL to net loans for 2018 was 0.79%. Deposits decreased by 1% from 2017 to 2018.
National Bank of Arizona
National Bank of Arizona is headquartered in Phoenix, Arizona. If it were a separately chartered bank, it would be the 5th largest full-service commercial bank in Arizona as measured by domestic deposits in the state.
NBAZ’s income before income taxes increased by $6 million, or 6%, during 2018 due to increased net interest income from loan growth and improved fee revenue. The loan portfolio increased during 2018 by $232 million, composed of increases in commercial, consumer, and CRE loans of $70 million, $54 million, and $108 million, respectively. The credit quality of NBAZ’s loan portfolio remained strong, the ratio of ALLL to net loans and leases being 0.76% in 2018. Deposits increased by 3% from 2017 to 2018.
Nevada State Bank
Nevada State Bank is headquartered in Las Vegas, Nevada. If it were a separately chartered bank, it would be the 4th largest full-service commercial bank in Nevada as measured by domestic deposits in the state. NSB focuses on serving small and mid-sized businesses as well as retail consumers, with an emphasis on relationship banking.
In 2018, NSB’s income before income taxes increased by $5 million, or 12%. NSB’s loans increased by $146 million during 2018, including increases of $96 million in commercial loans, $43 million in CRE loans, and $7 million in consumer loans. The credit quality of NSB’s loan portfolio remained strong, and the ratio of the ALLL to net loans and leases was 0.61% at December 31, 2018. Deposits increased by 2% from 2017 to 2018.
Vectra Bank Colorado
Vectra Bank Colorado is headquartered in Denver, Colorado. If it were a separately a chartered bank, it would be the 11th largest full-service commercial bank in Colorado as measured by domestic deposits in the state.
In 2018, Vectra’s income before income taxes increased by $1 million, or 2%. During 2018, total loans increased by $249 million, including $123 million in commercial loans, $67 million in consumer loans, and $59 million in CRE loans. The credit quality of Vectra’s loan portfolio was strong, and the ratio of ALLL to net loans and leases was 0.99% at December 31, 2018. Deposits increased by 2% from 2017 to 2018.
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
TCBW’s income before income taxes increased $7 million, or 24%, during 2018. The loan portfolio increased by $60 million, including increases of $94 million in commercial loans and $25 million in consumer loans, partially

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

offset by a decrease of $59 million in CRE loans. Nonperforming lending-related assets decreased $2 million, and the ratio of ALLL to net loans and leases was at 0.98% in 2018. Deposits increased by 6% from 2017 to 2018.
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
Average interest-earning assets were $62.4 billion in 2018 compared with $60.9 billion in the previous year. Average interest-earning assets as a percentage of total average assets were 94% in both 2018 and 2017.
Average loans were $45.4 billion in 2018 and $43.5 billion in 2017. Average loans as a percentage of total average assets were 68% in 2018 compared with 67% in 2017.
Average money market investments, consisting of interest-bearing deposits and federal funds sold and security resell agreements, decreased by 12% to $1.4 billion in 2018 compared with $1.5 billion in 2017. Average securities decreased by 1% from 2017. Average total deposits increased by 2%; average total loans also increased by 4% in 2018 when compared with 2017.
AVERAGE OUTSTANDING LOANS AND DEPOSITS
(at December 31)
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenue for the Bank. Refer to the “Liquidity Risk Management” section on page 65 for additional information on management of liquidity and funding. The following schedule presents a profile of our investment securities portfolio. The

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of the Notes to Consolidated Financial Statements.
Schedule 11
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2018			December 31, 2017
(In millions)	Par Value	Amortized cost	Estimated fair value	Par Value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$774	$774	$767	$771	$770	$762
Available-for-sale
U.S. Treasury securities	40	40	40	25	25	25
U.S. Government agencies and corporations:
Agency securities	1,395	1,394	1,375	1,830	1,830	1,818
Agency guaranteed mortgage-backed securities	10,093	10,236	10,014	9,605	9,798	9,666
Small Business Administration loan-backed securities	1,871	2,042	1,996	2,007	2,227	2,222
Municipal securities	1,178	1,303	1,291	1,193	1,336	1,334
Other	25	25	21	25	25	24
Total available-for-sale debt securities	14,602	15,040	14,737	14,685	15,241	15,089
Money market mutual funds and other	—	—	—	72	72	72
Total available-for-sale	14,602	15,040	14,737	14,757	15,313	15,161
Total investment securities	$15,376	$15,814	$15,504	$15,528	$16,083	$15,923
The amortized cost of investment securities at December 31, 2018 decreased by 2% from the balance at December 31, 2017.
The investment securities portfolio includes $438 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. Premium amortization for 2018 was approximately $129 million, compared with approximately $125 million in 2017, reducing the yield on securities in those years by 92 bps in both 2018 and 2017. For more information on the accounting for premiums and discounts for investment securities see Note 5 to the Consolidated Financial Statements.
As of December 31, 2018, under the GAAP fair value accounting hierarchy, 0.3% of the $14.7 billion fair value of the AFS securities portfolio was valued at Level 1, 99.7% was valued at Level 2, and there was no Level 3 AFS securities. At December 31, 2017, 1% of the $15.2 billion fair value of AFS securities portfolio was valued at Level 1, 99% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.
Schedule 12 presents the maturities of the different types of investments that we owned and the corresponding average yields as of December 31, 2018 based on amortized cost. Expected maturities, rather than contractual maturities, are shown for SBA securities, agency guaranteed mortgage-backed securities, and certain agency and municipal securities. See “Liquidity Risk Management” on page 65 and Notes 1, 5 and 7 of the Notes to Consolidated Financial Statements for additional information about our investment securities and their management.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Schedule 12
MATURITIES AND AVERAGE YIELDS ON SECURITIES
At December 31, 2018

	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
(Dollar amounts in millions)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Held-to-maturity
Municipal securities	$774	3.7%	$242	3.2%	$344	3.6%	$135	4.3%	$53	4.5%
Available-for-sale
U.S. Treasury securities	40	2.5	40	2.5	—	—	—	—	—	—
U.S. Government agencies and corporations:
Agency securities	1,394	2.6	123	2.6	493	2.6	567	2.6	211	2.6
Agency guaranteed mortgage-backed securities	10,236	2.3	1,348	2.3	3,836	2.3	2,916	2.2	2,136	2.4
Small Business Administration loan-backed securities	2,042	3.5	331	3.5	871	3.5	551	3.4	289	3.6
Municipal securities	1,303	2.6	113	2.4	606	2.3	574	2.9	10	2.8
Other	25	6.9	—	—	—	—	—	—	25	6.9
Total available-for-sale	15,040	2.5	1,955	2.5	5,806	2.5	4,608	2.5	2,671	2.5
Total investment securities	$15,814	2.6	$2,197	2.6	$6,150	2.6	$4,743	2.6	$2,724	2.6
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
Schedule 13 summarizes our exposure to state and local municipalities:
Schedule 13
MUNICIPALITIES

	December 31,
(In millions)	2018	2017

Loans and leases	$1,661	$1,271
Held-to-maturity – municipal securities	774	770
Available-for-sale – municipal securities	1,291	1,334
Trading account – municipal securities	89	146
Unfunded lending commitments	144	152
Total direct exposure to municipalities	$3,959	$3,673
At December 31, 2018, one municipal loan with a balance of $1 million was on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, and 75% of the outstanding credits were originated by CB&T, Zions Bank, and Vectra. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at December 31, 2018 and December 31, 2017.
Loans Held for Sale
Loans held for sale were $93 million at December 31, 2018, compared with $44 million at December 31, 2017, and are generally consumer mortgage and small business loans to be sold in the secondary market. As of December 31, 2018, the majority of the loans held for sale consisted primarily of a small amount of commercial loans.
Loan Portfolio
As of December 31, 2018 and December 31, 2017, net loans and leases accounted for 68% of total assets. Schedule 14 presents our loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2018. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in a small number of cases, we have hedged the repricing characteristics of our variable-rate loans as more fully described in “Interest Rate Risk” on page 62.
Schedule 14
LOAN PORTFOLIO BY TYPE AND MATURITY

	December 31, 2018				December 31,
(In millions)	One year or less	One year through five years	Over five years	Total	2017	2016	2015	2014
Commercial:
Commercial and industrial	$3,530	$8,725	$2,258	$14,513	$14,003	$13,452	$13,211	$13,163
Leasing	29	206	92	327	364	423	442	409
Owner-occupied	322	1,234	6,105	7,661	7,288	6,962	7,150	7,351
Municipal	51	267	1,343	1,661	1,271	778	676	521
Total commercial	3,932	10,432	9,798	24,162	22,926	21,615	21,479	21,444
Commercial real estate:
Construction and land development	891	1,224	71	2,186	2,021	2,019	1,842	1,986
Term	1,140	4,306	3,493	8,939	9,103	9,322	8,514	8,127
Total commercial real estate	2,031	5,530	3,564	11,125	11,124	11,341	10,356	10,113
Consumer:
Home equity credit line	38	96	2,803	2,937	2,777	2,645	2,417	2,321
1-4 family residential	7	89	7,080	7,176	6,662	5,891	5,382	5,201
Construction and other consumer real estate	58	3	582	643	597	486	385	371
Bankcard and other revolving plans	271	75	145	491	509	481	444	401
Other	19	121	40	180	185	190	187	213
Total consumer	393	384	10,650	11,427	10,730	9,693	8,815	8,507
Total net loans	$6,356	$16,346	$24,012	$46,714	$44,780	$42,649	$40,650	$40,064
Loans maturing:
With fixed interest rates	$898	$3,844	$5,856	$10,598
With variable interest rates	5,458	12,502	18,156	36,116
Total	$6,356	$16,346	$24,012	$46,714
As of December 31, 2018, net loans and leases were $47 billion, reflecting a 4% increase from the prior year. The increase is primarily attributable to new loan originations.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Loan portfolio growth during 2018 was widespread across loan products and geographies with particular strength in consumer 1-4 family residential, commercial and industrial, municipal, and commercial owner-occupied loans. The growth in the loan portfolio was primarily at CB&T and Zions Bank.
Of the significant increases within the portfolio, consumer 1-4 family residential loans increased $514 million, commercial and industrial loans increased $510 million, municipal loans increased $390 million, and commercial owner-occupied loans increased $373 million. The impact of these increases was partially offset by a decrease of $164 million in our CRE term portfolio.
We expect moderate total loan and lease growth during 2019, primarily in consumer 1-4 family residential, municipal, commercial and industrial, and commercial owner-occupied (non-NRE). We expect stable to moderate growth in oil and gas and CRE loans, partially offset by a moderate decline in the National Real Estate (“NRE”) loan portfolio.
Loans serviced for the benefit of others increased to $3.9 billion during 2018 from $3.7 billion in 2017.
Other Noninterest-Bearing Investments
During 2018, the Bank increased its short-term borrowings with the FHLB by $900 million. This increase required a further investment in FHLB activity stock, which consequently increased by $36 million during the year. Aside from this increase, other noninterest-bearing investments remained relatively stable as set forth in the following schedule. Schedule 15 summarizes our other noninterest-bearing investments.
Schedule 15
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2018	2017

Bank-owned life insurance	$516	$507
Federal Home Loan Bank stock	190	154
Federal Reserve stock	139	184
Farmer Mac stock	54	43
SBIC investments	132	127
Non-SBIC investment funds	12	12
Other	3	2
Total other noninterest-bearing investments	$1,046	$1,029
Premises, Equipment and Software, Net
Net premises, equipment, and software increased $30 million, or 3%, from the prior year. The Bank continues to capitalize certain costs related to its technology initiatives, which has resulted in associated depreciation of approximately $2 million per quarter following the successful implementation, in 2017, of the first phase of our Core Transformation Project that replaced the Bank’s primary consumer lending systems. The second phase of the Core Transformation Project, which replaces the Bank’s primary commercial lending systems, was deployed in the February of 2019 and we are in the process of finalizing the full implementation. The replacement of the deposit system is expected to be the third phase of the Core Transformation Project, and is still in the preliminary stages of development. The total core replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule shows the total amount of costs capitalized by phase for the Core Transformation Project.

	December 31, 2018
(In millions)	Phase 1	Phase 2	Phase 3	Total
Core Transformation Project Costs
Total amount capitalized	$80	$81	$35	$196

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Bank. Average total deposits increased by 2% during 2018, compared with 2017, with average interest-bearing deposits increasing by 3% and average noninterest-bearing deposits increasing by 0.2%. The average interest rate paid for interest-bearing deposits was 25 bps higher in 2018 compared with 2017.
Demand, savings, and money market deposits were 92% and 94% of total deposits at December 31, 2018, and December 31, 2017, respectively. At December 31, 2018 and December 31, 2017, total deposits included $2.2 billion and $1.6 billion, respectively, of brokered deposits.
See Notes 11 and 12 of the Notes to Consolidated Financial Statements and “Liquidity Risk Management” on page 65 for additional information on funding and borrowed funds.
RISK ELEMENTS
Since risk is inherent in substantially all of the Bank’s operations, management of risk is an integral part of its operations and is also a key determinant of its overall performance. The Board of Directors has appointed a Risk Oversight Committee (“ROC”) that consists of appointed Board members who oversee the Bank’s risk management processes. The ROC meets on a regular basis to monitor and review Enterprise Risk Management (“ERM”) policies and activities. As required by its charter, the ROC performs oversight for various ERM activities and approves ERM policies and activities as detailed in the ROC charter.
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
The Board of Directors, through the ROC, is responsible for approving the overall credit policies relating to the management of the credit risk of the Bank. In addition, the ROC oversees and monitors adherence to key credit policies and the credit risk appetite as defined in the Risk Appetite Framework. Additionally, the Board has established the Credit Risk Committee, chaired by the Chief Credit Officer and consisting of members of management, to which it has delegated the responsibility for managing credit risk for the Bank and approving changes to the Bank’s credit policies.
Centralized oversight of credit risk is provided through credit policies, credit risk management, and credit examination functions. Our credit policies place emphasis on strong underwriting standards and early detection of potential problem credits in order to develop and implement action plans on a timely basis to mitigate any potential losses. These formal credit policies and procedures provide the Bank with a framework for consistent underwriting and a basis for sound credit decisions at the local banking affiliate level. Credit examinations related to the ACL are reported to both the Audit Committee and the ROC.
Our credit risk management function is separate from the lending function and strengthens control over, and the independent evaluation of, credit activities. In addition, we have a well-defined set of standards for evaluating our loan portfolio, and we utilize a comprehensive loan risk-grading system to determine the risk potential in the portfolio. Furthermore, the internal credit examination department, which is independent of the lending function, periodically conducts examinations of the Bank’s lending departments and credit activities. These examinations are designed to review credit quality, adequacy of documentation, appropriate loan risk-grading administration, and compliance with credit policies. New, expanded, or modified products and services, as well as new lines of business, are approved by the New Initiative Review Committee.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
As we continue to monitor our concentration risk, the composition of our loan portfolio has slightly changed. Total commercial loans were 52% of the total portfolio, compared with 51% at December 31, 2017. CRE loans declined to 24% of the total portfolio, compared with 25% at December 31, 2017. Consumer loans remained at 24% of the total loan portfolio at December 31, 2018 and 2017.
Schedule 16
LOAN PORTFOLIO DIVERSIFICATION

	December 31, 2018		December 31, 2017
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,513	31.0%	$14,003	31.3%
Leasing	327	0.7	364	0.8
Owner-occupied	7,661	16.4	7,288	16.3
Municipal	1,661	3.6	1,271	2.8
Total commercial	24,162	51.7	22,926	51.2
Commercial real estate:
Construction and land development	2,186	4.7	2,021	4.5
Term	8,939	19.1	9,103	20.3
Total commercial real estate	11,125	23.8	11,124	24.8
Consumer:
Home equity credit line	2,937	6.3	2,777	6.2
1-4 family residential	7,176	15.4	6,662	15.0
Construction and other consumer real estate	643	1.4	597	1.3
Bankcard and other revolving plans	491	1.0	509	1.1
Other	180	0.4	185	0.4
Total consumer	11,427	24.5	10,730	24.0
Total net loans	$46,714	100.0%	$44,780	100.0%
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of December 31, 2018, the principal balance of these loans was $560 million, and the guaranteed portion of these loans was $425 million. Most of these loans were guaranteed by the SBA.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following schedule presents the composition of government agency guaranteed loans.
Schedule 17
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	December 31, 2018	Percent guaranteed	December 31, 2017	Percent guaranteed

Commercial	$537	75%	$507	75%
Commercial real estate	14	79	14	75
Consumer	9	76	16	92
Total loans	$560	76	$537	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
Schedule 18
COMMERCIAL LENDING BY INDUSTRY GROUP

	December 31, 2018		December 31, 2017
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,636	10.9%	$2,807	12.3%
Retail trade [1]	2,434	10.0	2,257	9.8
Manufacturing	2,145	8.9	2,116	9.2
Finance and insurance	2,036	8.4	2,026	8.8
Healthcare and social assistance	1,695	7.0	1,556	6.8
Wholesale trade	1,527	6.3	1,543	6.7
Transportation and warehousing	1,328	5.5	1,343	5.9
Mining, quarrying, and oil and gas extraction	1,206	5.0	1,010	4.4
Construction	1,194	4.9	1,094	4.8
Utilities [2]	1,163	4.8	905	4.0
Hospitality and food services	1,005	4.2	932	4.1
Other Services (except Public Administration)	887	3.7	896	3.9
Professional, scientific, and technical services	859	3.6	879	3.8
Other [3]	4,047	16.8	3,562	15.5
Total	$24,162	100.0%	$22,926	100.0%
1 At December 31, 2018 and 2017, 83% and 84% of retail trade consists of motor vehicle and parts dealers, gas stations, grocery stores, building material suppliers, and direct-to-consumer retailers, respectively.

[2]	Includes primarily utilities, power, and renewable energy.

[3]	No other industry group exceeds 3.5%.
Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
Schedule 19
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington/Oregon	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	12/31/2018	$1,167	$2,835	$633	$594	$1,435	$1,345	$375	$555	$8,939	80.3%
% of loan type		13.1%	31.7%	7.1%	6.6%	16.1%	15.0%	4.2%	6.2%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2018	—%	—%	—%	0.2%	—%	0.1%	—%	—%	—%
	12/31/2017	0.2%	0.1%	0.1%	0.2%	—%	0.2%	—%	0.8%	0.1%
≥ 90 days	12/31/2018	—%	0.1%	0.2%	—%	0.4%	0.1%	—%	—%	0.1%
	12/31/2017	0.2%	0.1%	0.1%	—%	—%	0.1%	—%	0.7%	0.1%
Accruing loans past due 90 days or more	12/31/2018	$—	$—	$1	$—	$—	$—	$—	$—	$1
	12/31/2017	1	1	—	—	—	—	—	—	2
Nonaccrual loans	12/31/2018	2	8	—	1	8	6	—	13	38
	12/31/2017	4	7	1	2	17	1	—	4	36
Residential construction and land development
Balance outstanding	12/31/2018	$42	$300	$71	$3	$195	$57	$3	$7	$678	6.1%
% of loan type		6.2%	44.3%	10.5%	0.4%	28.8%	8.4%	0.4%	1.0%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2017	—%	—%	0.2%	—%	0.7%	—%	—%	—%	0.2%
≥ 90 days	12/31/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2017	—%	—%	—%	—%	0.1%	—%	—%	—%	—%
Accruing loans past due 90 days or more	12/31/2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2017	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2018	—	—	—	—	—	—	—	—	—
	12/31/2017	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	12/31/2018	$182	$239	$51	$72	$369	$375	$159	$61	$1,508	13.6%
% of loan type		12.1%	15.8%	3.4%	4.8%	24.5%	24.9%	10.5%	4.0%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2018	—%	0.4%	—%	—%	—%	—%	—%	—%	0.1%
	12/31/2017	0.1%	0.2%	—%	—%	0.2%	0.1%	—%	—%	0.1%
≥ 90 days	12/31/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2017	—%	—%	—%	—%	—%	1.3%	—%	—%	0.3%
Accruing loans past due 90 days or more	12/31/2018	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2017	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2018	—	—	—	—	—	—	—	—	—
	12/31/2017	—	—	—	—	—	4	—	—	4
Total construction and land development	12/31/2018	$224	$539	$122	$75	$564	$432	$162	$68	$2,186
Total commercial real estate	12/31/2018	$1,391	$3,374	$755	$669	$1,999	$1,777	$537	$623	$11,125	100.0%

[1]	No other geography exceeds $89 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Approximately 13% of the CRE term loans consist of mini-perm loans as of December 31, 2018. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to five years. The remaining 87% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $134 million, or 9%, of the commercial construction and land development portfolio at December 31, 2018 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects.
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
Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls and, on construction projects, independent progress inspection reports. The receipt of this financial information is monitored, and calculations are made to determine adherence to the covenants set forth in the loan agreement.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
A decrease in oil and gas prices could potentially produce an adverse impact on our CRE loan portfolio within Texas. However, based upon generally strong equity and cash flow coverage levels, and sponsor support for the various properties, we do not expect a material amount of losses within this portfolio in 2019. Our largest CRE credit exposures in Texas are to the multi-family, office, and retail sectors. At December 31, 2018, the CRE loan portfolio mix in Texas was 71% commercial term, 17% commercial construction, 10% residential construction, and 2% land development.
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
We are engaged in Home Equity Credit Line (“HECL”) lending. At December 31, 2018 and December 31, 2017, our HECL portfolio totaled $2.9 billion and $2.8 billion, respectively. The following schedule describes the composition of our HECL portfolio by lien status.
Schedule 20
HECL PORTFOLIO BY LIEN STATUS

	December 31,
(In millions)	2018	2017

Secured by first deeds of trust	$1,458	$1,406
Secured by second (or junior) liens	1,479	1,371
Total	$2,937	$2,777

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

At December 31, 2018, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral-value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 89% of our HECL portfolio is still in the draw period, and approximately 18% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The ratio of net charge-offs to average balances at year-end 2018 and 2017 for the HECL portfolio was (0.02)%. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.55% at December 31, 2018, compared with 0.93% at December 31, 2017.
Total nonaccrual loans at December 31, 2018 decreased to $252 million from $414 million at December 31, 2017, primarily in the commercial and industrial loan portfolio. However, nonaccrual loans slightly increased in the commercial real estate term loan portfolio. The largest total decrease in nonaccrual loans occurred at Amegy, mainly due to improvements in the oil and gas-related portfolio.
The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” following for more information. Bank policy does not allow for the conversion of nonaccrual construction and land development loans to CRE term loans. See Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following schedule presents our nonperforming assets:
Schedule 21
NONPERFORMING ASSETS

(Dollar amounts in millions)	December 31,
	2018	2017	2016	2015	2014
Nonaccrual loans:
Loans held for sale	$6	$12	$40	$—	$—
Commercial:
Commercial and industrial	82	195	354	164	106
Leasing	2	8	14	4	—
Owner-occupied	67	90	74	74	87
Municipal	1	1	1	1	1
Commercial real estate:
Construction and land development	—	4	7	7	24
Term	38	36	29	40	25
Consumer:
Real estate	55	68	49	59	64
Other	1	—	1	1	—
Nonaccrual loans	252	414	569	350	307
Other real estate owned:
Commercial:
Commercial properties	2	3	2	5	11
Developed land	—	—	—	—	—
Land	—	—	—	1	2
Residential:
1-4 family	2	1	2	1	4
Developed land	—	—	—	—	2
Land	—	—	—	—	—
Other real estate owned	4	4	4	7	19
Total nonperforming assets	$256	$418	$573	$357	$326
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.55%	0.93%	1.34%	0.87%	0.81%
Accruing loans past due 90 days or more:
Commercial	$7	$17	$18	$7	$8
Commercial real estate	1	2	13	22	20
Consumer	2	3	5	3	1
Total	$10	$22	$36	$32	$29
Ratio of accruing loans past due 90 days or more to net loans and leases[1]	0.02%	0.05%	0.08%	0.08%	0.07%

[1]	Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs decreased $24 million, or 11%, during 2018, primarily due to payments and payoffs. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
Schedule 22
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	December 31,
(In millions)	2018	2017

Restructured loans – accruing	$112	$139
Restructured loans – nonaccruing	90	87
Total	$202	$226
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.
Schedule 23
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

(In millions)	2018	2017

Balance at beginning of year	$226	$251
New identified troubled debt restructuring and principal increases	142	190
Payments and payoffs	(131)	(157)
Charge-offs	(7)	(25)
No longer reported as troubled debt restructuring	(20)	(4)
Sales and other	(8)	(29)
Balance at end of year	$202	$226
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
Schedule 24
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	2018	2017	2016	2015	2014

Loans and leases outstanding (net of unearned income)	$46,714	$44,780	$42,649	$40,650	$40,064
Average loans and leases outstanding, (net of unearned income)	$45,425	$43,501	$42,062	$40,171	$39,522
Allowance for loan losses:
Balance at beginning of year	$518	$567	$606	$605	$746
Provision charged to earnings	(39)	24	93	40	(98)
Adjustment for FDIC-supported/PCI loans	—	—	—	—	(1)
Charge-offs:
Commercial	46	118	170	111	77
Commercial real estate	5	9	12	14	15
Consumer	18	17	16	14	14
Total	69	144	198	139	106
Recoveries:
Commercial	68	46	43	55	41
Commercial real estate	9	14	14	35	12
Consumer	8	11	9	10	11
Total	85	71	66	100	64
Net loan and lease charge-offs	(16)	73	132	39	42
Balance at end of year	$495	$518	$567	$606	$605
Ratio of net charge-offs to average loans and leases	(0.04)%	0.17%	0.31%	0.10%	0.11%
Ratio of allowance for loan losses to net loans and leases, on December 31,	1.06%	1.16%	1.33%	1.49%	1.51%
Ratio of allowance for loan losses to nonaccrual loans, on December 31,	196%	129%	107%	173%	197%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, on December 31,	193%	122%	101%	159%	180%
Schedule 25
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
At December 31,

	2018		2017		2016		2015		2014
(Dollar amounts in millions)	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance
Loan segment
Commercial	51.7%	$331	51.2%	$371	50.6%	$420	52.9%	$454	53.5%	$413
Commercial real estate	23.8	110	24.8	103	26.6	116	25.5	114	25.3	145
Consumer	24.5	54	24.0	44	22.8	31	21.6	38	21.2	47
Total	100.0%	$495	100.0%	$518	100.0%	$567	100.0%	$606	100.0%	$605
The total ALLL decreased by $23 million during 2018, primarily as a result of continued credit quality improvements in the total loan portfolio.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

reserve are shown separately in the statement of income. At December 31, 2018, the reserve decreased by $1 million, compared with December 31, 2017, also as a result of credit quality improvements in the total loan portfolio.
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
The Bank’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Bank, including interest rate and market risk management. The Board has established ALCO consisting of members of management, to which it has delegated the responsibility of managing interest rate and market risk for the Bank. ALCO establishes and periodically revises policy limits and reviews with the ROC the limits and limit exceptions reported by management.
Interest Rate Risk
Interest rate risk is one of the most significant risks to which we are regularly exposed. In general, our goal in managing interest rate risk is to manage the balance sheet to reduce net income volatility due to changes in interest rates.
Over the course of the last year, we have maintained a moderate level of asset-sensitivity as the market rates seemed more likely to increase than to decrease. As risks shifted at the end of the year to be more balanced between higher or lower rates in the future, ALCO has undertaken strategies to reduce the level of asset sensitivity, such as entering into rate floor agreements and increasing the use of interest rate swaps designated as cash flow hedges to synthetically convert floating-rate assets to fixed-rate. We anticipate moving towards a less asset-sensitive interest rate risk position over the course of 2019.
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
EaR is an estimate of the change in total net interest income that would be recognized under different rate environments over a one-year period. EaR is measured simulating net interest income under several different scenarios including parallel and nonparallel interest rate shifts across the yield curve, taking into account deposit repricing assumptions and estimates of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower-rate environment). Our policy contains a trigger for a 10% decline in rate-sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps. As of December 31, 2018 the EaR declined by 12% for a 200 bps decline in rates. This trigger violation informed our decision to move to a less asset-sensitive position throughout 2019.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
The aforementioned migration and correlation assumptions result in deposit durations presented in Schedule 26.
Schedule 26
DEPOSIT ASSUMPTIONS

	December 31, 2018
	Deposit Method
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.1%	3.0%
Money market	1.6%	1.5%
Savings and interest-on-checking	2.8%	2.5%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Schedule 27
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	December 31, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(5.3)%	—%	3.4%	5.1%	10.1%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 46%. If the weighted average deposit beta increased to 56% it would decrease the EaR in the +200bp shock from 5.1% to 2.8%.
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. During the past year, an increase in short-term rates has led to a flatter yield curve as longer-term rates have not increased at the same pace as short-term rates. If we consider a flattening rate shock where the short-term rate moves +200bp but the ten-year rate only moves +30bp, the increase in earnings is 43% lower over 12 months compared with the parallel +200bp rate shock.
For comparative purposes, the December 31, 2017 measures as presented in the following schedule.

	December 31, 2017
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(2.7)%	—%	2.8%	5.4%	7.8%

[1]	Assumes rates cannot go below zero in the negative rate shift.
The asset-sensitivity as measured by EaR increased slightly year-over-year due to changes in the investment securities and funding compositions.
Schedule 28
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest-bearing deposits, the weighted average modeled beta is 46%. If the weighted average deposit beta increased to 56% it would decrease the EVE in the +200bp shock from -5.6% to -7.7%.

	December 31, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Economic Value of Equity	(2.5)%	—%	(2.1)%	(5.6)%	(5.4)%

[1]	Assumes rates cannot go below zero in the negative rate shift.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Our focus on business banking also plays a significant role in determining the nature of the Bank’s asset-liability management posture. At December 31, 2018, $20.4 billion of the Bank’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 98% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $688 million of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset-sensitivity is reduced due to $48 million of variable-rate loans being priced at floored rates at December 31, 2018, which were above the “index plus spread” rate by an average of 74 bps. At December 31, 2018, we also had $3.3 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $9 million were priced at floored rates, which were above the “index plus spread” rate by an average of 81 bps.
See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.
At December 31, 2018, we had a relatively small amount, $106 million, of trading assets and $85 million of securities sold, not yet purchased, compared with $148 million and $95 million, respectively, at December 31, 2017.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During 2018, the after-tax change in AOCI attributable to AFS securities decreased by $114 million, due largely to changes in the interest rate environment, compared with a $22 million decrease in the same prior year period.
Market Risk – Equity Investments
Through our equity investment activities, we own equity securities that are publicly-traded. In addition, we own equity securities in companies and governmental entities, e.g., Federal Reserve Bank and an FHLB, that are not publicly-traded. The accounting for equity investments may use the cost, fair value, equity, or full consolidation methods of accounting, depending on our ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below our investment costs, we are exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored, and evaluated by the Bank’s Equity Investments Committee consisting of members of management.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was approximately $132 million and $127 million at December 31, 2018 and December 31, 2017, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk.
Liquidity Risk Management
Overview
Liquidity refers to our capacity to meet our cash and collateral obligations and to manage both expected and unexpected cash flows without adversely impacting the operations or financial strength of the Bank. Sources of liquidity include both traditional forms of funding, such as deposits, borrowings, and equity and unencumbered assets, such as marketable loans and securities.
Since liquidity risk is closely linked to both credit risk and market risk, many of the previously discussed risk control mechanisms also apply to the monitoring and management of liquidity risk. We manage our liquidity to provide adequate funds for our customers’ credit needs, capital plan actions, anticipated financial and contractual obligations, which include withdrawals by depositors, debt and capital service requirements, and lease obligations.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Overseeing liquidity management is the responsibility of ALCO, which implements a Board-approved corporate Liquidity and Funding Policy. This policy addresses monitoring and maintaining adequate liquidity, diversifying funding positions, and anticipating future funding needs. The policy also includes liquidity ratio guidelines, such as a 30-day liquidity coverage ratio, that are used to monitor the liquidity positions of the Bank as well as various stress test and liquid asset measurements for the Bank.
The management of liquidity and funding is performed by the Treasury Department under the direction of the Corporate Treasurer, with oversight by ALCO. The Treasurer is responsible for recommending changes to existing funding plans, as well as to the Bank’s Liquidity Policy. These recommendations must be submitted for approval to ALCO, and changes to the Policy also must be approved by the Bank’s ERMC and the Board of Directors. The Bank has adopted policy limits that govern liquidity risk. The policy requires the Bank to maintain a buffer of highly liquid assets sufficient to cover cash outflows in the event of a severe liquidity crisis. Throughout 2018 and as of December 31, 2018, the Bank complied with this policy.
Liquidity Regulation
Upon passage of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the Bank is no longer subject to the Enhanced Prudential Standards for liquidity management (Reg. YY). However, the Bank continues to perform liquidity stress tests and assess its portfolio of highly liquid assets (sufficient to cover 30-day funding needs under the stress scenarios). Although the Bank is no longer subject to the regulations of the Final LCR Rule, it exceeds the regulatory requirements that mandates a buffer of securities and other liquid assets to cover 70% of 30-day cash outflows under the assumptions mandated therein.
Liquidity Management Actions
The Bank’s consolidated cash, interest-bearing deposits held as investments, and security resell agreements was $2.4 billion at December 31, 2018 compared to $1.6 billion at December 31, 2017. During 2018 the primary sources of cash were from (1) a net increase in deposits, (2) net cash provided by operating activities, (3) short-term borrowings, (4) a net decrease in investment securities, and (5) the issuance of long-term debt. The primary uses of cash during the same period were primarily from (1) loan originations, (2) repurchases of our common stock, and (3) dividends on common and preferred stock.
The Bank’s loan to total deposit ratio has remained consistent and was 86% at December 31, 2018 compared with 85% at December 31, 2017. The Bank’s core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, was $51.2 billion at December 31, 2018 compared with $50.7 billion at December 31, 2017.
Total deposits were $54.1 billion at December 31, 2018, compared with $52.6 billion at December 31, 2017. The increase during 2018 was a result of a $1.2 billion and $0.5 billion increase in time deposits and savings and money market, respectively, partially offset by a $241 million decrease in noninterest-bearing deposits.
During 2018, the Bank issued a $500 million senior note with an interest rate of 3.5% and a maturity date of August 27, 2021. At December 31, 2018, maturities of our long-term senior and subordinated debt ranged from August 2021 to September 2028. Also, during 2018, the Bank called and redeemed $162 million of 5.65% subordinated notes maturing November 15, 2023.
The Bank’s cash payments for interest, reflected in operating expenses, increased to $237 million during 2018 from $118 million during 2017 primarily due to an increase in deposits, short-term borrowings, and long-term debt and an increase in interest rates. Additionally, the Bank paid approximately $236 million of total dividends on preferred stock and common stock during 2018 compared with $129 million during 2017. Dividends paid per common share have increased gradually from $0.12 in the third quarter of 2017 to $0.30 in the fourth quarter of 2018. In February 2019, the Board approved a quarterly common dividend of $0.30 per share.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Bank is also directly affected by the credit ratings received from various rating agencies.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate the Bank’s debt at an investment-grade level. The Bank’s credit ratings have continued to improve during 2018 and are presented in the following schedule.
CREDIT RATINGS

as of February 8, 2019:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

S&P	Stable	BBB+	BBB	A-2
Fitch	Positive	BBB	BBB-	F2
Kroll	Stable	A-	BBB+	K2
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
At December 31, 2018, the amount available for additional FHLB and Federal Reserve borrowings was approximately $13.8 billion, compared with $14.7 billion at December 31, 2017. Loans with a carrying value of approximately $22.6 billion at December 31, 2018 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings compared with $25.6 billion at December 31, 2017. At December 31, 2018, we had $4.5 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $3.6 billion of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2017. At December 31, 2018, our total investment in FHLB and Federal Reserve stock was $190 million and $139 million, respectively, compared with $154 million and $184 million at December 31, 2017.
Our investment activities can provide or use cash, depending on the asset-liability management posture taken. During 2018, held-to-maturity (“HTM”) and AFS investment securities’ activities resulted in a net decrease in investment securities and a net $130 million increase in cash, compared with a net $2.2 billion decrease in cash for 2017.
Maturing balances in the Bank’s loan portfolios also provide additional flexibility in managing cash flows. Lending activity during 2018 resulted in a net cash outflow of $1.9 billion compared with a net cash outflow of $2.1 billion during 2017.
During 2018, we paid income taxes of $207 million, compared to $246 million during 2017.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Contractual Obligations
Schedule 29 summarizes our contractual obligations at December 31, 2018.
Schedule 29
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$3,791	$432	$113	$—	$49,765	$54,101
Net unfunded commitments to extend credit	6,302	5,727	3,770	5,655	—	21,454
Standby letters of credit:
Financial	411	79	15	150	—	655
Performance	166	30	3	—	—	199
Commercial letters of credit	15	3	—	—	—	18
Commitments to make venture and other noninterest-bearing investments [2]	30	—	—	—	—	30
Federal funds and other short-term borrowings	5,653	—	—	—	—	5,653
Long-term debt	—	502	135	87	—	724
Operating leases, net of subleases	31	82	64	86	—	263
Unrecognized tax benefits	—	—	—	—	8	8
Total contractual obligations	$16,399	$6,855	$4,100	$5,978	$49,773	$83,105

[1]	Indeterminable maturity deposits include noninterest-bearing demand, savings and money market. Unrecognized tax benefits also have an indeterminable maturity.

[2]	Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They have therefore been considered due on demand, maturing in one year or less.
In addition to the commitments specifically noted in Schedule 29, we enter into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services used in the operation of our business. Some of these contracts are renewable or cancelable at least annually, and in certain cases, to secure favorable pricing concessions, we have committed to contracts that may extend to several years.
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
To manage and minimize our operational risk, we have in place transactional documentation requirements; systems and procedures to monitor transactions and positions; systems and procedures to detect and mitigate attempts to commit fraud, penetrate our systems or telecommunications, access customer data, and/or deny normal access to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

those systems to our legitimate customers; regulatory compliance reviews; and periodic reviews by the Bank’s Compliance Risk Management, Internal Audit and Credit Examination departments. Reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. In addition, the Data Governance department has key governance surrounding data integrity and availability oversight. Further, we have key programs and procedures to maintain contingency and business continuity plans for operational support in the event of natural or other disasters. We also mitigate certain operational risks through the purchase of insurance, including errors and omissions and professional liability insurance.
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
The number and sophistication of attempts to disrupt or penetrate our critical systems, sometimes referred to as hacking, cyber fraud, cyber attacks, cyber terrorism, or other similar names, also continue to grow. Given the importance and increasing sophistication of cyber attacks, the Bank has designated cyber risk a level one risk in its risk taxonomy, which places it at the highest level of oversight with its other top risks.
CAPITAL MANAGEMENT
Overview
The Board of Directors is responsible for approving the policies associated with capital management. The Board has established the Capital Management Committee (“CMC”), chaired by the Chief Financial Officer and consisting of members of management, whose primary responsibility is to recommend and administer the approved capital policies that govern the capital management of the Bank. Other major CMC responsibilities include:

•
Setting overall capital targets within the Board-approved capital policy, monitoring performance compared to the Bank’s Capital Policy limits, and recommending changes to capital including dividends, common stock repurchases, subordinated debt, and changes in major strategies to maintain the Bank at well-capitalized levels;

•
Maintaining an adequate capital cushion to withstand adverse stress events while continuing to meet the borrowing needs of its customers, and to provide reasonable assurance of continued access to wholesale funding, consistent with fiduciary responsibilities to depositors and bondholders; and

•	Reviewing agency ratings of the Bank.
The Bank has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. Specifically, it is the policy of the Bank to:

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Merger of Bank Holding Company into Bank
On September 30, 2018, the Bank completed the merger of Zions Bancorporation, its former bank holding company, with, and into the Bank, formerly known as ZB, N.A. in order to reduce organizational complexity. The restructuring eliminated the bank holding company structure and associated regulatory framework, and resulted in ZB, N.A. being renamed Zions Bancorporation, National Association and becoming the top-level entity within our corporate structure. The Bank’s primary regulator is now the OCC. The Bank continues to be subject to examinations by the CFPB with respect to consumer financial regulations. Under the National Bank Act and OCC regulations, certain capital transaction may be subject to the approval of the OCC.
Stress Testing
As a result of the Financial Stability Oversight Council’s action on September 12, 2018 and the merger of the holding company into the Bank on September 30, 2018, the Bank is no longer considered a systemically important financial institution under the Dodd-Frank Act. The Bank expects to have greater flexibility in the active management of shareholders’ equity. The Bank expects to continue to utilize stress testing as the primary mechanism to inform its decisions on the appropriate level of capital, based upon actual and hypothetically-stressed economic conditions. Therefore, the timing and amount of capital actions will be subject to various factors, including the Bank's financial performance and prevailing and anticipated economic conditions.
Capital Management Actions
During 2018, the Bank repurchased 12.9 million shares of common stock for $670 million at an average price of $51.77 per share. In February 2019, the Bank announced that the Board approved a plan to repurchase $275 million of common stock during the first quarter of 2019. The timing and amount of additional common share repurchases will be subject to various factors, including the Bank's financial performance, business needs, prevailing economic conditions, and OCC approval. Shares may be repurchased occasionally in the open market, through privately negotiated transactions, utilizing Rule 10b5-1 plans or otherwise.
The Bank paid common dividends of $202 million, or $1.04 per share, during 2018 compared to $89 million, $0.44 per share, during 2017. In February 2019, the Board of Directors declared a quarterly dividend of 0.30 per common share payable on February 21, 2019 to shareholders of record on February 14, 2019. We paid dividends on preferred stock of $34 million during 2018 compared with $40 million during 2017. See Note 8 for additional detail about capital management transactions during 2018.
Total shareholders’ equity decreased slightly and was $7.6 billion at December 31, 2018 compared with $7.7 billion at December 31, 2017. This decrease was primarily a result of (1) $670 million from repurchases of Bank common stock, (2) $236 million from common and preferred dividends paid and (3) $111 million from a decrease in the fair value of our AFS securities due largely to changes in the interest rate environment. These decreases were partially offset by net income of $884 million.
During 2018 and 2017, the market price of our common stock was higher than the exercise price of common stock warrants on our common stock and had a dilutive effect upon earnings per share. Weighted average diluted shares decreased by 3.2 million compared with 2017, primarily due to share repurchases, partially offset by the dilutive impact of an increased common share price on warrants that have been outstanding since 2008 (Troubled Asset Relief Program or “TARP” warrants - NASDAQ: ZIONZ) and 2010 (NASDAQ: ZIONW) and employee equity grants. During 2018, 1.8 million shares of common stock were issued from the cashless exercise of 5.8 million ZIONZ common stock warrants which expired on November 14, 2018. As of December 31, 2018, the Bank had 29.3 million ZIONW warrants outstanding with an exercise price of $34.82 which expire on May 22, 2020.
The following schedule presents the diluted shares from the remaining common stock warrants at various Zions Bancorporation, N.A. common stock market prices as of February 8, 2019, excluding the effect of changes in exercise cost and warrant share multiplier from the future payment of common stock dividends.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation, N.A. Common Stock Market Price	Diluted Shares (000s)

$35.00	0
40.00	5,310
45.00	8,143
50.00	10,409
55.00	12,263
60.00	13,807
65.00	15,115
See Note 13 of the Notes to Consolidated Financial Statements for more information on our common stock warrants.
Basel III
In 2013, the FRB, FDIC, and OCC published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules became effective for the Bank on January 1, 2015 and were subject to phase-in periods for certain of their components. In November 2017, the FRB, FDIC and OCC published a final rule that extended the 2017 transition provisions for certain U.S. Basel III capital rules for non-advanced approaches banks, such as the Bank. Effective January 1, 2018, the final rule retains the 2017 Basel III transitional treatment of certain DTAs and mortgage servicing assets, among others. A detailed discussion of Basel III requirements, including implications for the Bank, is contained on page 9 in “Capital Standards – Basel Framework” under Part 1, Item 1 in our 2018 Annual Report on Form 10-K.
We met all capital adequacy requirements under the Basel III Capital Rules based upon phase-in rules as of December 31, 2018, and believe that we would meet all capital adequacy requirements on a fully phased-in basis if such requirements were currently effective.
Capital Ratios
Banking organizations are required by capital regulations to maintain adequate levels of capital as measured by several regulatory capital ratios. Zions will continue to utilize stress testing as its primary mechanism to inform its decisions on the appropriate level of capital, based upon actual and hypothetically-stressed economic conditions. The following schedule shows the Bank’s capital and performance ratios as of December 31, 2018, December 31, 2017 and December 31, 2016.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

CAPITAL RATIOS AND CAPITAL DISTRIBUTIONS

	December 31, 2018	December 31, 2017	December 31, 2016

Tangible common equity ratio[1]	8.9%	9.3%	9.5%
Tangible equity ratio[1]	9.7%	10.2%	10.6%
Average equity to average assets	11.4%	12.0%	12.8%
Basel III risk-based capital ratios[2]:
Common equity tier 1 capital	11.7%	12.1%	12.1%
Tier 1 leverage	10.3%	10.5%	11.1%
Tier 1 risk-based	12.7%	13.2%	13.5%
Total risk-based	13.9%	14.8%	15.2%
Return on average common equity	12.1%	7.7%	6.0%
Return on average tangible common equity[1]	14.2%	9.0%	7.1%
Capital distributions:
Common dividends paid	$202	$89	$58
Bank common stock repurchased - from publicly announced plans	670	320	90
Total capital distributed to common shareholders	$872	$409	$148
Capital distributed as a percentage of net earnings applicable to common shareholders	103%	74%	36%

[1]	See “GAAP to Non-GAAP Reconciliations” on page 5 for more information regarding these ratios.

[2]	Based on the applicable phase-in periods.
At December 31, 2018, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.8 billion and $7.4 billion, respectively, compared with $6.8 billion and $7.6 billion, respectively, at December 31, 2017.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Note 1 of the Notes to Consolidated Financial Statements contains a summary of the Bank’s significant accounting policies. Discussed below are certain significant accounting policies that we consider critical to the Bank’s financial statements. These critical accounting policies were selected because the amounts affected by them are significant to the financial statements. Any changes to these amounts, including changes in estimates, may also be significant to the financial statements. We believe that an understanding of these policies, along with the related estimates we are required to make in recording the financial transactions of the Bank, is important to have a complete picture of the Bank’s financial condition. In addition, in arriving at these estimates, we are required to make complex and subjective judgments, many of which include a high degree of uncertainty. The following discussion of these critical accounting policies includes the significant estimates related to these policies. We have discussed each of these accounting policies and the related estimates with the Audit Committee of the Board of Directors.
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
Fair Value Estimates
We measure or monitor many of our assets and liabilities on a fair value basis. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase consistency and comparability in fair value measurements, GAAP has established a three-level hierarchy to prioritize the valuation inputs among (1) observable inputs that reflect quoted prices in active markets, (2) inputs

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

other than quoted prices with observable market data, and (3) unobservable data such as the Bank’s own data or single dealer nonbinding pricing quotes.
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
The selection and weighting of the various fair value techniques may result in a fair value higher or lower than the carrying value of the item being valued. Considerable judgment may be involved in determining the amount that is most representative of fair value.
For assets and liabilities recorded at fair value, the Bank’s policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those items where there is an active market. In certain cases, when market observable inputs for model-based valuation techniques may not be readily available, the Bank is required to make judgments about the assumptions market participants would use in estimating the fair value of the financial instrument. The models used to determine fair value adjustments are regularly evaluated by management for relevance under current facts and circumstances.
Changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. When market data is not available, the Bank uses valuation techniques requiring more management judgment to estimate the appropriate fair value.
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
Notes 1, 3, 5, 7, and 9 of the Notes to Consolidated Financial Statements and the “Investment Securities Portfolio” on page 48 contain further information regarding the use of fair value estimates.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The RULC provides for potential losses associated with off-balance sheet lending commitments and standby letters of credit. The reserve is estimated using the same procedures and methodologies as for the ALLL, plus assumptions regarding the probability and amount of unfunded commitments being drawn.
Although we believe that our processes for determining an appropriate level for the allowance adequately address the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. As an example, if the probability of default risk grade for all pass-graded commercial and CRE loans was immediately downgraded one grade on our internal risk-grading scale, the quantitatively determined amount of the ALLL at December 31, 2018 would increase by approximately $89 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in risk grades may have on the allowance estimate.
Although the qualitative process is subjective, it represents the Bank’s best estimate of qualitative factors impacting the determination of the ACL. We believe that given the procedures we follow in determining the ACL, the various components used in the current estimation processes are appropriate.
Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 52 contains further information and more specific descriptions of the processes and methodologies used to estimate the ACL.
Accounting for Goodwill
Goodwill is initially recorded at fair value in the financials of a reporting unit at the time of its acquisition and is subsequently evaluated at least annually for impairment in accordance with current accounting guidance. We perform this test at the beginning of the fourth quarter annually, or more often if events or circumstances indicate that the carrying value of any of our reporting units, inclusive of goodwill, is less than fair value. The goodwill impairment test for a given reporting unit compares its fair value with its carrying value. If the carrying amount, inclusive of goodwill, is more likely than not to exceed its fair value, additional quantitative analysis must be performed to determine the amount, if any, of goodwill impairment. Our reporting units with goodwill are Amegy, CB&T and Zions Bank.
To determine the fair value of a reporting unit, we historically have used a combination of up to three separate quantitative methods: comparable publicly-traded commercial banks in the western and southwestern states (“Market Value”); where applicable, comparable acquisitions of commercial banks in the western and southwestern states (“Transaction Value”); and the discounted present value of management’s estimates of future cash flows. Critical assumptions that are used as part of these calculations include:

•	selection of comparable publicly-traded companies based on location, size, and business focus and composition;

•	selection of market comparable acquisition transactions based on location, size, business focus and composition, and date of the transaction;

•	the discount rate, which is based on the Bank’s estimate of its cost of equity capital;

•	the projections of future earnings and cash flows of the reporting unit;

•	the relative weight given to the valuations derived by the three methods described; and

•	the control premium associated with reporting units.
We apply a control premium in the Market Value approach to determine the reporting units’ equity values. Control premiums represent the ability of a controlling shareholder to change how the Bank is managed and can cause the fair value of a reporting unit as a whole to exceed its market capitalization. Based on a review of historical bank acquisition transactions within the Bank’s geographic footprint, and a comparison of the target banks’ market values 30 days prior to the announced transaction to the deal value, we have determined that a control premium ranging from 0% to 15% for the reporting units was appropriate.
Since estimates are an integral part of the impairment computations, changes in these estimates could have a significant impact on any calculated impairment amount. Estimates include economic conditions, which impact the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
Weakening in the economic environment, a decline in the performance of the reporting units, or other factors could cause the fair value of one or more of the reporting units to fall below carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management’s expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect the Bank’s regulatory capital ratios, tangible common equity ratio, or liquidity position.
During the fourth quarter of 2017, we performed a full quantitative analysis of the reporting units’ fair value as described above. Our evaluation process determined that the fair values of Amegy, CB&T, and Zions Bank exceeded their carrying values by 35%, 54%, and 78%, respectively. Additionally, we performed a hypothetical sensitivity analysis on the discount rate assumption to evaluate the impact of an adverse change to this assumption. If the discount rate applied to future earnings were increased by 100 bps, the fair values of Amegy, CB&T, and Zions Bank would exceed their carrying values by 33%, 52%, and 72%, respectively.
During the fourth quarter of 2018, we performed our annual goodwill impairment evaluation, effective October 1, 2018. The Bank elected to perform a qualitative analysis to determine if the quantitative analysis performed in prior years as described above was required. The Bank’s qualitative analysis assessed factors related to each reporting unit to determine if it was more likely than not that the carrying value of any reporting unit was greater than the unit’s fair value. The qualitative factors considered in our assessment for each reporting unit included (1) economic, industry and market conditions, (2) regulatory or political developments that could negatively impact operating costs and overall financial performance of any of our specific reporting units, and (3) any changes in management, key personnel, strategy, customers, and any new or evolving litigation.
None of the factors considered in our qualitative assessment gave any indication that the reporting units’ fair values decreased during the 2018 fiscal year. Additionally, as evidenced in the Business Segment Analysis section of the MD&A, each reporting unit’s key performance metrics remained materially unchanged or improved in 2018 compared to 2017. Considering the improved performance of each reporting unit and the lack of any significant concerns being identified in our qualitative assessment, we concluded that it is more likely than not that the fair value of each reporting unit continues to be greater than its carry amount making further quantitative impairment testing unnecessary. As a result, none of our reporting units were subject to goodwill impairment during 2018 or were determined to be at-risk for a potential goodwill impairment in the near future based on information known at this time.
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
Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 62 and is hereby incorporated by reference.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Zions Bancorporation, National Association and subsidiaries (“the Bank”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank as defined by Exchange Act Rules 13a-15 and 15d-15.
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
The Bank’s management has used the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the COSO to evaluate the effectiveness of the Bank’s internal control over financial reporting.
The Bank’s management has assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2018 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Bank’s internal control over financial reporting that have been identified by the Bank’s management.
Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Bank for the year ended December 31, 2018 and has also issued an attestation report, which is included herein, on internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Zions Bancorporation, National Association and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zions Bancorporation, National Association and subsidiaries (“the Bank”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Bank and our report dated February 25, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Bank’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Bank’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Bank in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
We have served as the Bank’s auditor since 2000.
Salt Lake City, Utah
February 25, 2019

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zions Bancorporation, National Association and subsidiaries (“the Bank”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Bank at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Bank’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on the Bank’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
We have served as the Bank’s auditor since 2000.
Salt Lake City, Utah
February 25, 2019

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	December 31,
	2018	2017
ASSETS
Cash and due from banks	$614	$548
Money market investments:
Interest-bearing deposits	619	782
Federal funds sold and security resell agreements	1,461	514
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $767 and $762)	774	770
Available-for-sale, at fair value	14,737	15,161
Trading account, at fair value	106	148
Total investment securities	15,617	16,079
Loans held for sale	93	44
Loans and leases, net of unearned income and fees	46,714	44,780
Less allowance for loan losses	495	518
Loans, net of allowance	46,219	44,262
Other noninterest-bearing investments	1,046	1,029
Premises, equipment and software, net	1,124	1,094
Goodwill and intangibles	1,015	1,016
Other real estate owned	4	4
Other assets	934	916
Total assets	$68,746	$66,288
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$23,645	$23,886
Interest-bearing:
Savings and money market	26,120	25,620
Time	4,336	3,115
Total deposits	54,101	52,621
Federal funds and other short-term borrowings	5,653	4,976
Long-term debt	724	383
Reserve for unfunded lending commitments	57	58
Other liabilities	633	571
Total liabilities	61,168	58,609
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 187,554 and 197,532 shares)	—	4,445
Additional paid-in-capital	3,806	—
Retained earnings	3,456	2,807
Accumulated other comprehensive income (loss)	(250)	(139)
Total shareholders’ equity	7,578	7,679
Total liabilities and shareholders’ equity	$68,746	$66,288
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except shares and per share amounts)	Year Ended December 31,
	2018	2017	2016
Interest income:
Interest and fees on loans	$2,102	$1,847	$1,729
Interest on money market investments	29	19	21
Interest on securities	350	326	204
Total interest income	2,481	2,192	1,954
Interest expense:
Interest on deposits	135	59	49
Interest on short- and long-term borrowings	116	68	38
Total interest expense	251	127	87
Net interest income	2,230	2,065	1,867
Provision for loan losses	(39)	24	93
Net interest income after provision for loan losses	2,269	2,041	1,774
Noninterest income:
Service charges and fees on deposit accounts	166	171	171
Other service charges, commissions and fees	228	217	208
Wealth management and trust income	51	42	37
Loan sales and servicing income	25	25	35
Capital markets and foreign exchange	31	30	22
Customer-related fees	501	485	473
Dividends and other investment income	43	40	24
Securities gains, net	1	14	7
Other	7	5	12
Total noninterest income	552	544	516
Noninterest expense:
Salaries and employee benefits	1,070	1,006	978
Occupancy, net	132	129	125
Furniture, equipment and software, net	126	130	125
Other real estate expense, net	1	(1)	(2)
Credit-related expense	25	29	25
Provision for unfunded lending commitments	(1)	(7)	(10)
Professional and legal services	52	57	56
Advertising	26	22	22
FDIC premiums	50	53	40
Other	197	231	226
Total noninterest expense	1,678	1,649	1,585
Income before income taxes	1,143	936	705
Income taxes	259	344	236
Net income	884	592	469
Preferred stock dividends	(34)	(40)	(48)
Preferred stock redemption	—	(2)	(10)
Net earnings applicable to common shareholders	$850	$550	$411
Weighted average common shares outstanding during the year:
Basic shares (in thousands)	193,589	200,776	203,855
Diluted shares (in thousands)	206,501	209,653	204,269
Net earnings per common share:
Basic	$4.36	$2.71	$2.00
Diluted	4.08	2.60	1.99
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Year Ended December 31,
	2018	2017	2016

Net income	$884	$592	$469
Other comprehensive income (loss), net of tax:
Net unrealized holding losses on investment securities	(113)	(2)	(74)
Net unrealized gains on other noninterest-bearing investments	2	3	2
Net unrealized holding gains (losses) on derivative instruments	(4)	(3)	5
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	3	(2)	(7)
Pension and postretirement	1	12	7
Effect of new tax rates from Tax Cuts and Jobs Act of 2017	—	(25)	—
Other comprehensive loss	(111)	(17)	(67)
Comprehensive income	$773	$575	$402
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated Paid-in Capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2015	$828	204,417	$4,767	$—	$1,967	$(55)	$7,507
Net income					469		469
Other comprehensive loss, net of tax						(67)	(67)
Preferred stock redemption	(118)		2		(10)		(126)
Bank common stock repurchased		(3,149)	(97)				(97)
Net activity under employee plans and related tax benefits		1,817	53				53
Dividends on preferred stock					(48)		(48)
Dividends on common stock, $0.28 per share					(58)		(58)
Change in deferred compensation					1		1
Balance at December 31, 2016	710	203,085	4,725	—	2,321	(122)	7,634
Net income					592		592
Other comprehensive income, net of tax						8	8
Preferred stock redemption	(144)		2		(2)		(144)
Bank common stock repurchased		(7,299)	(332)				(332)
Net activity under employee plans and related tax benefits		1,746	50				50
Dividends on preferred stock					(40)		(40)
Dividends on common stock, $0.44 per share					(89)		(89)
Effect of new tax rates from Tax Cuts and Jobs Act of 2017					25	(25)	—
Balance at December 31, 2017	566	197,532	4,445	—	2,807	(139)	7,679
Net income					884		884
Merger of Bank Holding Company into Bank			(4,052)	4,052			—
Cumulative effect adjustment, adoption of ASU 2014-09, Revenue from Contracts with Customers					1		1
Other comprehensive loss, net of tax						(111)	(111)
Bank common stock repurchased		(13,198)	(434)	(250)			(684)
Net shares issued from stock warrant exercises		1,770					—
Net activity under employee plans and related tax benefits		1,450	41	4			45
Dividends on preferred stock					(34)		(34)
Dividends on common stock, $1.04 per share					(202)		(202)
Balance at December 31, 2018	$566	187,554	$—	$3,806	$3,456	$(250)	$7,578
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$884	$592	$469
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(40)	17	83
Depreciation and amortization	193	179	123
Share-based compensation	26	25	26
Securities gains, net	(1)	(14)	(7)
Deferred income tax expense (benefit)	—	154	(8)
Net decrease (increase) in trading securities	42	(33)	(67)
Net decrease in loans held for sale	9	97	1
Change in other liabilities	74	29	1
Change in other assets	14	(89)	(10)
Other, net	(25)	(29)	(15)
Net cash provided by operating activities	1,176	928	596
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(784)	683	4,749
Proceeds from maturities and paydowns of investment securities held-to-maturity	361	314	94
Purchases of investment securities held-to-maturity	(365)	(216)	(416)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	3,061	2,412	3,787
Purchases of investment securities available-for-sale	(2,927)	(4,719)	(9,359)
Net change in loans and leases	(1,943)	(2,135)	(2,102)
Purchases and sales of other noninterest-bearing investments	14	(105)	(20)
Purchases of premises and equipment	(129)	(169)	(196)
Proceeds from sales of other real estate owned	6	8	20
Other, net	—	8	7
Net cash used in investing activities	(2,706)	(3,919)	(3,436)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,484	(614)	2,883
Net change in short-term funds borrowed	2,677	2,149	480
Proceeds from debt over 90 days and up to one year	—	5,100	—
Repayments of debt over 90 days and up to one year	(2,000)	(3,100)	—
Cash paid for preferred stock redemptions	—	(144)	(126)
Repayments of long-term debt	(162)	(153)	(280)
Proceeds from the issuance of long-term debt	497	—	—
Bank common stock repurchased	(684)	(332)	(97)
Proceeds from the issuance of common stock	20	25	25
Dividends paid on common and preferred stock	(236)	(129)	(108)
Other, net	—	—	2
Net cash provided by financing activities	1,596	2,802	2,779
Net increase (decrease) in cash and due from banks	66	(189)	(61)
Cash and due from banks at beginning of year	548	737	798
Cash and due from banks at end of year	$614	$548	$737

Cash paid for interest	$237	$118	$83
Net cash paid for income taxes	207	246	214
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	8	6	15
Loans held for investment reclassified to loans held for sale, net	111	25	50
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, N.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Zions Bancorporation, National Association, (“Zions Bancorporation, N.A.”, “the Bank,” “we,” “our,” “us”) is a national commercial bank headquartered in Salt Lake City, Utah. The Bank provides a full range of banking and related services in 11 western and southwestern states through seven separately managed and branded units as follows: Zions Bank, in Utah, Idaho and Wyoming; California Bank & Trust (“CB&T”); Amegy Bank (“Amegy”), in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”) which operates under that name in Washington and under the name The Commerce Bank of Oregon (“TCBO”) in Oregon.
Basis of Financial Statement Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Zions Bancorporation, National Association and its majority-owned subsidiaries. Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting; those that are not consolidated or accounted for using the equity method of accounting are accounted for under cost or fair value accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements.
The consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practices within the financial services industry. References to GAAP, including standards promulgated by the Financial Accounting Standards Board (“FASB”), are made according to sections of the Accounting Standards Codification (“ASC”). Changes to the ASC are made with Accounting Standards Updates (“ASU”) that include consensus issues of the Emerging Issues Task Force (“EITF”). In certain cases, ASUs are issued jointly with International Financial Reporting Standards.
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
Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when a company is the primary beneficiary of the VIE. Current accounting guidance requires continuous analysis on a qualitative rather than a quantitative basis to determine the primary beneficiary of a VIE. At the commencement of our involvement, and periodically thereafter, we consider our consolidation conclusions for all entities with which we are involved. As of December 31, 2018 and 2017, no VIEs have been consolidated in the Bank’s financial statements.
Statement of Cash Flows
For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.
Fair Value Estimates
We measure many of our assets and liabilities on a fair value basis. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To improve consistency and comparability in fair value measurements, GAAP has established a hierarchy to prioritize the valuation inputs among three levels. The Bank prioritizes quoted prices in active markets and minimizes reliance on

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

unobservable inputs when possible. When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques use assumptions that market participants would consider in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, the life of the asset and applicable growth rate, the risk of nonperformance, and other related assumptions. Changes in market conditions may reduce the availability of quoted prices or observable data. When market data is not available, the Bank uses valuation techniques requiring professional judgment to estimate the appropriate fair value. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the use of fair value estimates.
Security Resell Agreements
Security resell agreements represent overnight and term agreements with the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Bank, or in some instances third parties on its behalf, take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as “securities sold, not yet purchased” and included as a liability in “Federal funds and other short-term borrowings.” At December 31, 2018, we held $1.2 billion of securities for which we were permitted by contract to sell or repledge. Security resell agreements averaged $488 million during 2018, and the maximum amount outstanding at any month-end during 2018 was $1.2 billion.
Investment Securities
We classify our investment securities according to their purpose and holding period. Gains or losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.
Held-to-maturity (“HTM”) debt securities are carried at amortized cost with purchase discounts or premiums accreted or amortized into interest income over the contractual life of the security. The Bank has the intent and ability to hold such securities until maturity.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

We evaluate loans throughout their lives for signs of credit deterioration, which may impact the loan’s status, and potentially impact our accounting for that loan. Loan status categories include past due as to contractual payments, nonaccrual, impaired, and restructured (including troubled debt restructurings “TDRs”). Our accounting policies for these loan statuses and our estimation of the related allowance for loan and lease losses (“ALLL”) are discussed further in Note 6.
In the ordinary course of business, we transfer portions of loans under participation agreements to manage credit risk and our portfolio concentration. We evaluate the loan participations to determine if they meet the appropriate accounting guidance to qualify as sales. Certain purchased loans require separate accounting procedures that are also discussed in Note 6.
The allowance for credit losses (“ACL”) includes the ALLL and the reserve for unfunded lending commitments (“RULC”) and represents our estimate of losses inherent in the loan portfolio that may be recognized from loans and lending commitments that are not recoverable. Further discussion of our estimation process for the ACL is included in Note 6.
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
Bank-owned life insurance is accounted for at fair value based on the cash surrender values (“CSVs”) of the general account insurance policies. A third-party service provides these values.
Other PEIs and those acquired for various debt and regulatory requirements are accounted for at cost. Periodic reviews are conducted for impairment by comparing carrying values with estimates of fair value determined according to the previous discussion.
Premises, Equipment and Software, Net
Premises, equipment and software are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed primarily on the straight-line method, is charged to operations over the estimated useful lives of the properties, generally 25 to 40 years for buildings, 3 to 10 years for furniture and equipment, and 3 to 10 years for software, including capitalized costs related to the Bank’s technology initiatives. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements (including any extension options that are reasonably certain to be exercised), whichever is shorter.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
Derivative Instruments
We use derivative instruments, including interest rate swaps, purchased and sold options such as floors and basis swaps, as part of our overall interest rate risk management strategy. Derivatives are an important tool used in managing our overall asset and liability sensitivities to remain within management’s stated interest rate risk thresholds. Their use allows us to adjust and align our naturally occurring mix of fixed and floating-rate assets and liabilities to manage interest income volatility by synthetically converting variable-rate assets to fixed-rate, or synthetically converting fixed-rate funding instruments to floating rates.
We also execute both interest rate and short-term foreign currency derivative instruments with our commercial banking customers to facilitate their risk management strategies. These derivatives are immediately hedged by offsetting derivatives with third parties such that we minimize our net risk exposure as a result of such transactions. We record all derivatives at fair value in the balance sheet as either other assets or other liabilities. The accounting for changes in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. See Note 7 for more information.
Derivatives in Designated Accounting Hedge
We apply hedge accounting to certain derivatives executed for risk management purposes, primarily interest rate risk. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged and the hedging relationship must be formally documented. We primarily use regression analysis to assess the effectiveness of each hedging relationship, unless the hedge qualifies for other methods of assessing effectiveness (e.g. shortcut or critical terms match), both at inception and on an ongoing basis. We use Accounting Hedges as designated fair value and cash flow hedges and can be a significant aspect of the Bank’s overall interest risk sensitivity management. The Bank may add additional hedging strategies and apply hedge accounting to the strategies as it deems necessary. See Note 7 for more information regarding the accounting for derivatives designated as hedging instruments.
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
Share-Based Compensation
Share-based compensation generally includes grants of stock options, restricted stock, restricted stock units (“RSUs”), and other awards to employees and non-employee directors. We recognize compensation expense in the statement of income based on the grant-date value of the associated share-based awards. See further discussion in Note 18.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Income Taxes
Deferred tax assets (“DTAs”) and liabilities are determined based on temporary differences between financial statement asset and liability amounts and their respective tax basis and are measured using enacted tax laws and rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. Unrecognized tax benefits for uncertain tax positions relate primarily to tax credits on technology initiatives. See further discussion in Note 19.
Net Earnings Per Common Share
Net earnings per common share is based on net earnings applicable to common shareholders, which is net of preferred stock dividends. Basic net earnings per common share is based on the weighted average outstanding common shares during each year. Unvested share-based awards with rights to receive nonforfeitable dividends are considered participating securities and included in the computation of basic earnings per share. Diluted net earnings per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents. Stock options, restricted stock, RSUs, and stock warrants are converted to common stock equivalents using the treasury stock method. Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive. See further discussion in Note 20.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not adopted by the Bank during 2018

ASU 2016-02, Leases (Topic 842) and subsequent related ASUs
This Standard requires that a lessee recognize assets and liabilities for leases on the balance sheet. For leases with a term of 12 months or less, however, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. The standard also requires disclosures to better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.
January 1, 2019
The Bank has elected the second of two modified retrospective approaches for adoption of the standard. Under this method, upon adoption, we have recorded a right-of-use asset of approximately $225 million and an offsetting lease liability of $242 million. The impact to retained earnings upon adoption was not material.

ASU 2017-08, Nonrefundable Fees and Other Costs (Subtopic 310-20). Premium Amortization on Purchased Callable Debt Securities
The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The standard requires the premium to be amortized to the earliest call date. The update does not change the accounting for securities held at a discount.
		January 1, 2019	Using a modified retrospective transition approach, we recorded a cumulative-effect adjustment of a $3 million increase to retained earnings upon adoption of the ASU.

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not adopted by the Bank during 2018 (continued)

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
The purpose of this ASU is to improve the effectiveness of disclosures in the notes to the financial statements. This Update removes, modifies, and makes certain additions to the disclosure requirements on fair value measurement.
January 1, 2019
The effective date of this standard is January 1, 2020. However, we have elected to early adopt this ASU as of January 1, 2019. This standard will be applied prospectively after the adoption date. The Bank has determined that the changes to the disclosure requirements for fair value measurements are expected to be immaterial to its financial statements.

ASU 2018-15, Intangibles – Goodwill and Other-Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract
This ASU provides revised accounting guidance related to the accounting for implementation costs associated with Cloud Computing Arrangements that meet the criteria for a service contract. Some of the main provisions include:
-Implementation costs for cloud computing arrangements will be capitalized as an asset or recognized as an expense when incurred on the basis of existing GAAP, specifically guidance already provided around internal-use software.
-The amortization period for capitalized amounts will be the noncancelable hosting contract term plus any expected renewal periods.
-Entities in a hosting arrangement that is a service contract must provide certain qualitative and quantitative disclosures.
-For transition there is an option to either apply guidance retrospectively or prospectively.
January 1, 2019
The effective date of this ASU is January 1, 2020 but we have elected to early adopt this Standard, as of January 1, 2019, prospectively. However, a primary purpose of this ASU was to clarify existing accounting guidance and reduce diversity in practice and the Bank has historically already been applying the guidance as clarified in this ASU. Consequently, adoption will have little, if any, impact on the Bank’s financial statements.

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and HTM securities that are measured at amortized cost. The standard requires credit losses relating to AFS debt securities to be recorded through an ACL rather than a reduction of the carrying amount and replaces the historically required OTTI analysis. It also changes the accounting for purchased credit-impaired debt securities and loans.

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

This ASU is required to be applied by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the first period of adoption as previously noted. The Bank does not plan to early adopt this new guidance.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not adopted by the Bank during 2018 (continued)
ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This ASU removes the requirements in step two of the current impairment model, eliminating the requirement to calculate and compare the implied fair value of the reporting entity with the carrying amount of that entity, including goodwill, to measure any impairment charge. Instead, entities would record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its implied fair value of goodwill (i.e., measure the charge based on step one of the current guidance).

The standard also continues to allow entities to perform the optional qualitative goodwill impairment assessment before determining whether to proceed to step one. The standard is effective for the Bank as of January 1, 2020. Early adoption is allowed for any goodwill impairment test performed after January 1, 2017.
January 1, 2020
We do not currently expect this guidance will have a material impact on the Bank’s financial statements since the fair values of our reporting units were not lower than their respective carrying amounts of goodwill at the time of our impairment analysis for 2018 and there are no expected decreases in the fair value of the relevant reporting units in the foreseeable future.

The Bank is not planning to early adopt this new guidance. The transition and adoption provisions are to be applied prospectively.

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards adopted by the Bank during 2018

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
January 1, 2018
We adopted this guidance using the modified retrospective transition method. There was no material impact at adoption to the Bank’s consolidated financial statements. New disclosures are found in Footnote 16.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This ASU provides revised accounting guidance related to the accounting for and reporting of financial instruments. Some of the main provisions include:
– Equity investments that do not result in consolidation and are not accounted for under the equity method would be measured at fair value through net income.
– Changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option would be recognized in OCI
– Elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost. However, it will require the use of exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.
January 1, 2018
The transition adjustment upon adoption was booked through a cumulative-effect adjustment to the balance sheet as of the beginning of the year. Amendments related to equity securities without readily determinable fair values were applied prospectively to equity investments that existed as of the adoption date, if applicable.

The adoption of this guidance was determined to be immaterial in all aspects. We refined our valuation models to better account for the exit price, which does not impact our financial statements, but does have an impact on our disclosures, as provided in Footnote 3.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards adopted by the Bank during 2018 (continued)

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
Level 1 – Quoted prices in active markets for identical assets or liabilities in active markets that the Bank has the ability to access;
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Third Party Service Providers
We use a third party pricing service to measure fair value for approximately 95% of our AFS Level 2 securities. Fair value measurements for other AFS Level 2 securities generally use certain inputs corroborated by market data and include standard discounted cash flow analysis.
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
Municipal Securities
Municipal securities are measured under Level 2 using the third party pricing service.
Money Market Mutual Funds and Other
Money market mutual funds and other securities are measured under Level 1 or Level 2. For Level 1, quoted market prices are used which may include net asset values (“NAVs”) or their equivalents. Level 2 valuations generally use quoted prices for similar securities. With the adoption of ASU 2016-01, as of January 1, 2018 our money market mutual funds are no longer classified as AFS and are now recognized in trading.
Trading Account
Securities in the trading account are generally measured under Level 2 using third party pricing service providers as described previously.
Held-to-Maturity
HTM securities are carried at amortized cost, but for disclosure purposes are measured at fair value using a third party pricing service or an internal model. The internal model utilizes observable market yields as inputs.
Bank-Owned Life Insurance
Bank-owned life insurance (“BOLI”) is measured under Level 2 according to CSVs of the insurance policies that are provided by a third party service. Nearly all policies are general account policies with CSVs based on the Bank’s claims on the assets of the insurance companies. The insurance companies’ investments include predominantly fixed income securities consisting of investment-grade corporate bonds and various types of mortgage instruments. Management regularly reviews its BOLI investment performance, including concentrations among insurance providers.
Private Equity Investments
PEIs are generally measured under Level 3. The majority of these PEIs are held in the Bank’s Small Business Investment Company (“SBIC”) and are early-stage venture investments. The fair value measurements of these investments are reviewed at least on a quarterly basis, including whenever a new round of financing occurs. Certain of these investments may be measured using multiples of operating performance. The fair value measurements of PEIs are reviewed on a quarterly basis by the Securities Valuation Committee. The Equity Investments Committee,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available.
Certain valuation analytics may be employed that include current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors. A significant change in the expected performance of the individual investment would result in a change in the fair value measurement of the investment. The amount of unfunded commitments to invest is disclosed in Note 15. Certain restrictions apply for the redemption of these investments and certain investments are prohibited by the Volcker Rule. See discussions in Notes 5 and 15.
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
Derivatives
Derivatives are measured according to their classification as either exchange-traded or over-the-counter. Exchange-traded derivatives consist of foreign currency exchange contracts measured under Level 1 because they are traded in active markets. Over-the-counter derivatives, including those for customers, consist of interest rate swaps and options. These derivatives are measured under Level 2 using third party services. Observable market inputs include yield curves (the London Interbank Offered Rate (“LIBOR”) swap curve and relevant overnight index swap curves), foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect nonperformance risk for both the Bank and the respective counterparty. These adjustments are determined generally by applying a credit spread to the total expected exposure of the derivative.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, included in “Federal funds and other short-term borrowings” on the balance sheet, are measured under Level 1 using quoted market prices. If not available, quoted prices under Level 2 for similar securities are used.
Loans
Loans are generally carried at amortized cost, but for disclosure purposes are measured at fair value according to their status as nonimpaired or impaired. For nonimpaired loans, fair value is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit, interest rate risk, and liquidity inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are derived from the methods used to estimate the ALLL for our loan portfolio and are adjusted quarterly as necessary to reflect the most recent loss experience. Impaired loans that are collateral-dependent are already considered to be held at fair value. Impaired loans that are not collateral-dependent have future cash flows reduced by the estimated “life-of-the-loan” credit loss

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

derived from methods used to estimate the ALLL for these loans. See Impaired Loans in Note 6 for details on the impairment measurement method for impaired loans. Loans, other than those held for sale, are not normally purchased and sold by the Bank, and there are no active trading markets for most of this portfolio.
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$40	$13,385	$—	$13,425
Municipal securities		1,291		1,291
Other debt securities		21		21
Total Available-for-sale	40	14,697	—	14,737
Trading account	14	92		106
Other noninterest-bearing investments:
Bank-owned life insurance		516		516
Private equity investments			102	102
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	95			95
Derivatives:
Interest rate related and other		1		1
Interest rate swaps for customers		40		40
Foreign currency exchange contracts	4			4
Total Assets	$153	$15,346	$120	$15,619
LIABILITIES
Securities sold, not yet purchased	$85	$—	$—	$85
Other liabilities:
Deferred compensation plan obligations	95			95
Derivatives:
Interest rate related and other		1		1
Interest rate swaps for customers		36		36
Foreign currency exchange contracts	2			2
Total Liabilities	$182	$37	$—	$219

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$25	$13,706	$—	$13,731
Municipal securities		1,334		1,334
Other debt securities		24		24
Money market mutual funds and other	71	1		72
Total Available-for-sale	96	15,065	—	15,161
Trading account		148		148
Other noninterest-bearing investments:
Bank-owned life insurance		507		507
Private equity investments			95	95
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	102			102
Derivatives:
Interest rate related and other		1		1
Interest rate swaps for customers		28		28
Foreign currency exchange contracts	9			9
Total Assets	$207	$15,749	$113	$16,069
LIABILITIES
Securities sold, not yet purchased	$95	$—	$—	$95
Other liabilities:
Deferred compensation plan obligations	102			102
Derivatives:
Interest rate swaps for customers		33		33
Foreign currency exchange contracts	7			7
Total Liabilities	$204	$33	$—	$237
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	December 31, 2018		December 31, 2017
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of year	$95	$18	$73	$20
Securities gains, net	2	—	7	—
Other noninterest income	—	1	—	(1)
Purchases	11	—	20	—
Redemptions and paydowns	(6)	(1)	(5)	(1)
Balance at end of year	$102	$18	$95	$18
No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for 2018 and 2017.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The reconciliation of Level 3 instruments includes the following realized gains and losses in the statement of income:

(In millions)	Year Ended December 31,
	2018	2017

Securities gains (losses), net	$(1)	$3
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis:

(In millions)	Fair value at December 31, 2018				Gains (losses) from fair value changes Year Ended December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1	$1	$—
Impaired loans	—	32	—	32	(13)
Other real estate owned	—	—	—	—	(1)
Total	$—	$32	$1	$33	$(14)

(In millions)	Fair value at December 31, 2017				Gains (losses) from fair value changes Year Ended December 31, 2017
	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1	$1	$(1)
Impaired loans	—	9	—	9	(5)
Other real estate owned	—	—	—	—	—
Total	$—	$9	$1	$10	$(6)
The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.
We recognized net gains of $1 million in 2018 and $2 million in 2017 from the sale of OREO properties that had a carrying value at the time of sale of approximately $4 million in 2018 and $6 million in 2017. Previous to their sale in these years, we recognized an insignificant amount of impairment on these properties in 2018 and 2017.
PEIs carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $10 million at both December 31, 2018 and 2017. Amounts of other noninterest-bearing investments carried at cost were $329 million and $338 million at December 31, 2018 and 2017, respectively, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. PEIs accounted for using the equity method were $35 million and $36 million at December 31, 2018 and 2017, respectively.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	December 31, 2018			December 31, 2017
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
Held-to-maturity investment securities	$774	$767	2	$770	$762	2
Loans and leases (including loans held for sale), net of allowance	46,312	45,251	3	44,306	44,226	3
Financial liabilities:
Time deposits	4,336	4,319	2	3,115	3,099	2
Long-term debt	724	727	2	383	402	2
This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. Financial instruments for which carrying values approximate fair value include cash and due from banks, money market investments, demand, savings and money market deposits, federal funds purchased and other short-term borrowings, and security repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable on demand at the reporting date. Carrying value is used because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately. Time and foreign deposits, and any other short-term borrowings, are measured at fair value by discounting future cash flows using the LIBOR yield curve to the given maturity dates. Long-term debt is measured at fair value based on actual market trades (i.e., an asset value) when available, or discounting cash flows to maturity using the LIBOR yield curve adjusted for credit spreads. The methods used to measure fair value for HTM securities and loans were previously described in this footnote.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	December 31, 2018
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$1,461	$—	$1,461	$—	$—	$1,461
Derivatives (included in other assets)	45	—	45	(35)	(3)	7
Total assets	$1,506	$—	$1,506	$(35)	$(3)	$1,468
Liabilities:
Federal funds and other short-term borrowings	$5,653	$—	$5,653	$—	$—	$5,653
Derivatives (included in other liabilities)	39	—	39	(35)	(1)	3
Total liabilities	$5,692	$—	$5,692	$(35)	$(1)	$5,656

	December 31, 2017
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$809	$(295)	$514	$—	$—	$514
Derivatives (included in other assets)	38	—	38	(9)	(1)	28
Total assets	$847	$(295)	$552	$(9)	$(1)	$542
Liabilities:
Federal funds and other short-term borrowings	$5,271	$(295)	$4,976	$—	$—	$4,976
Derivatives (included in other liabilities)	40	—	40	(9)	(6)	25
Total liabilities	$5,311	$(295)	$5,016	$(9)	$(6)	$5,001
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
Investment Securities
Securities are classified as HTM, AFS or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”). Realized gains and losses on AFS securities are determined by using the cost basis of each individual security. Trading securities are carried at fair value with gains and losses recognized in current period earnings. The purchase premiums for callable debt securities classified as held-to-maturity HTM or AFS are amortized at a constant effective yield to the earliest call date. The purchase premiums and discounts for all other HTM and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized in interest income in the period the principal is reduced. Note 3 discusses the process to estimate fair value for investment securities. The purchase premiums for callable debt securities classified as HTM or AFS are amortized at a constant effective yield to the earliest call date.

	December 31, 2018
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$774	$4	$11	$767
Available-for-sale
U.S. Treasury securities	40	—	—	40
U.S. Government agencies and corporations:
Agency securities	1,394	—	19	1,375
Agency guaranteed mortgage-backed securities	10,236	18	240	10,014
Small Business Administration loan-backed securities	2,042	1	47	1,996
Municipal securities	1,303	4	16	1,291
Other debt securities	25	—	4	21
Total available-for-sale debt securities	15,040	23	326	14,737
Money market mutual funds and other	—	—	—	—
Total available-for-sale	15,040	23	326	14,737
Total investment securities	$15,814	$27	$337	$15,504

	December 31, 2017
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$770	$5	$13	$762
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,830	1	13	1,818
Agency guaranteed mortgage-backed securities	9,798	9	141	9,666
Small Business Administration loan-backed securities	2,227	10	15	2,222
Municipal securities	1,336	9	11	1,334
Other debt securities	25	—	1	24
Total available-for-sale debt securities	15,241	29	181	15,089
Money market mutual funds and other	72	—	—	72
Total available-for-sale	15,313	29	181	15,161
Total investment securities	$16,083	$34	$194	$15,923
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of December 31, 2018 by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$242	$242	$1,955	$1,916
Due after one year through five years	344	341	5,806	5,690
Due after five years through ten years	135	133	4,608	4,520
Due after ten years	53	51	2,671	2,611
Total	$774	$767	$15,040	$14,737
The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	December 31, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$86	$10	$438	$11	$524
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2	245	17	913	19	1,158
Agency guaranteed mortgage-backed securities	16	1,081	224	6,661	240	7,742
Small Business Administration loan-backed securities	19	1,180	28	711	47	1,891
Municipal securities	2	266	14	641	16	907
Other	—	—	4	11	4	11
Total available-for-sale	39	2,772	287	8,937	326	11,709
Total	$40	$2,858	$297	$9,375	$337	$12,233

	December 31, 2017
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$3	$263	$10	$292	$13	$555
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	6	808	7	808	13	1,616
Agency guaranteed mortgage-backed securities	29	3,609	112	4,721	141	8,330
Small Business Administration loan-backed securities	3	408	12	649	15	1,057
Municipal securities	6	554	5	230	11	784
Other	—	—	1	14	1	14
Total available-for-sale	44	5,379	137	6,422	181	11,801
Total	$47	$5,642	$147	$6,714	$194	$12,356
At December 31, 2018 and 2017, respectively, 606 and 667 HTM and 2,588 and 2,262 AFS investment securities were in an unrealized loss position.
Other-Than-Temporary Impairment
Ongoing Policy
We review investment securities on a quarterly basis for the presence of OTTI. We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. When we do not expect to recover the entire amortized cost basis of a security then the decline in fair value is considered to be other-

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

than-temporary. OTTI is considered to have occurred for debt securities in unrealized loss positions if we have formed a documented intent to sell identified securities or initiated such sales or it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis. In these scenarios the impairment loss is equal to the full difference between the amortized cost basis and the fair value of the securities. For debt securities in an unrealized loss position that we have the intent and ability to hold, the expected cash flows to be received from the securities are evaluated to determine if a credit loss exists. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized in income. Unrealized losses relating to factors other than credit losses are recorded in OCI.
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
Other-Than-Temporary Impairment Conclusions
The Bank did not recognize any OTTI on its investment securities portfolio during 2018. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2018, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis.
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
Securities gains and losses recognized in income
The following summarizes gains and losses that were recognized in the statement of income:

	2018		2017		2016
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses
Investment securities:
Other noninterest-bearing investments	17	16	22	8	21	14
Net gains		$1		$14		$7
Interest income by security type is as follows:

(In millions)	2018			2017			2016
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$10	$14	$24	$10	$13	$23	$10	$13	$23
Available-for-sale	295	26	321	277	24	301	166	12	178
Trading	5	—	5	2	—	2	3	—	3
Total	$310	$40	$350	$289	$37	$326	$179	$25	$204

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Investment securities with a carrying value of approximately $2.6 billion and $2.1 billion at December 31, 2018 and 2017, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
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
Of the recorded PEIs of $147 million at December 31, 2018, approximately $3 million remain prohibited by the Volcker Rule. At December 31, 2018, we have $30 million of unfunded commitments for PEIs, of which approximately $2 million relate to prohibited PEIs. We currently do not believe that this divestiture requirement will ultimately have a material impact on our financial statements. See other discussions related to PEIs in Note 3.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

	December 31,
(In millions)	2018	2017

Loans held for sale	$93	$44
Commercial:
Commercial and industrial	$14,513	$14,003
Leasing	327	364
Owner-occupied	7,661	7,288
Municipal	1,661	1,271
Total commercial	24,162	22,926
Commercial real estate:
Construction and land development	2,186	2,021
Term	8,939	9,103
Total commercial real estate	11,125	11,124
Consumer:
Home equity credit line	2,937	2,777
1-4 family residential	7,176	6,662
Construction and other consumer real estate	643	597
Bankcard and other revolving plans	491	509
Other	180	185
Total consumer	11,427	10,730
Total loans [1]	$46,714	$44,780
1Loans are presented net of unearned income, unamortized purchase premiums and discounts, and net deferred loan fees and costs totaling $50 million and $43 million at December 31, 2018 and December 31, 2017, respectively.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Land development loans included in the construction and land development loan class were $221 million at December 31, 2018, and $220 million at December 31, 2017.
Loans with a carrying value of approximately $22.6 billion at December 31, 2018 and $25.6 billion at December 31, 2017 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $0.6 billion in 2018, $0.9 billion in 2017, and $1.4 billion in 2016, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods were $0.8 billion, $0.8 billion, and $1.4 billion, respectively.
The principal balance of sold loans for which we retain servicing was approximately $2.2 billion at December 31, 2018, $2.2 billion at December 31, 2017, and $2.0 billion at December 31, 2016. Income from loans sold, excluding servicing, was $12 million in 2018, $13 million in 2017, and $18 million in 2016.
Allowance for Credit Losses
The allowance for credit losses (“ACL”) consists of the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”).
Allowance for Loan and Lease Losses
The ALLL represents our estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. Losses are charged to the ALLL when recognized. Generally, commercial and commercial real estate (“CRE”) loans are charged off or charged down when they are determined to be uncollectible in whole or in part, or when 180 days past due, unless the loan is well secured and in process of collection. Consumer loans are either charged off or charged down to net realizable value no later than the month in which they become 180 days past due. Closed-end consumer loans that are not secured by residential real estate are either charged off or charged down to net realizable value no later than the month in which they become 120 days past due. We establish the amount of the ALLL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses so the ALLL is at an appropriate level at the balance sheet date.
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
The current status and historical changes in qualitative and environmental factors may not be reflected in our quantitative models. Thus, after applying historical loss experience, as described above, we review the quantitatively derived level of ALLL for each segment using qualitative criteria, and use those criteria to determine

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

our qualitative estimate. We monitor various risk factors that influence our judgment regarding the level of the ALLL across the portfolio segments. These factors primarily include:

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
The magnitude of the impact of these factors on our qualitative assessment of the ALLL changes from quarter to quarter according to changes made by management in its assessment of these factors, the extent these factors are already reflected in historical loss rates, and the extent changes in these factors diverge from one to another. We also consider the uncertainty inherent in the estimation process when evaluating the ALLL.
Reserve for Unfunded Lending Commitments
The RULC represents our estimated reserve for potential losses associated with off-balance sheet commitments, including standby letters of credit. We estimate the RULC using the same procedures and methodologies that we use for the ALLL. The loss factors and qualitative adjustments used in the RULC are the same as the loss factors and qualitative adjustments used in the ALLL. We adjust the Bank’s unfunded lending commitments that are not unconditionally cancelable to an outstanding amount equivalent using credit conversion factors, and we apply the loss factors to the outstanding equivalents.
Changes in the allowance for credit losses are summarized as follows:

	December 31, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$371	$103	$44	$518
Provision for loan losses	(62)	3	20	(39)
Gross loan and lease charge-offs	46	5	18	69
Recoveries	68	9	8	85
Net loan and lease charge-offs (recoveries)	(22)	(4)	10	(16)
Balance at end of year	$331	$110	$54	$495
Reserve for unfunded lending commitments
Balance at beginning of year	$48	$10	$—	$58
Provision for unfunded lending commitments	(8)	7	—	(1)
Balance at end of year	$40	$17	$—	$57
Total allowance for credit losses
Allowance for loan losses	$331	$110	$54	$495
Reserve for unfunded lending commitments	40	17	—	57
Total allowance for credit losses	$371	$127	$54	$552

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$420	$116	$31	$567
Provision for loan losses	23	(18)	19	24
Gross loan and lease charge-offs	118	9	17	144
Recoveries	46	14	11	71
Net loan and lease charge-offs (recoveries)	72	(5)	6	73
Balance at end of year	$371	$103	$44	$518
Reserve for unfunded lending commitments
Balance at beginning of year	$54	$11	$—	$65
Provision for unfunded lending commitments	(6)	(1)	—	(7)
Balance at end of year	$48	$10	$—	$58
Total allowance for credit losses
Allowance for loan losses	$371	$103	$44	$518
Reserve for unfunded lending commitments	48	10	—	58
Total allowance for credit losses	$419	$113	$44	$576
The ALLL and outstanding loan balances according to the Bank’s impairment method are summarized as follows:

	December 31, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$6	$1	$2	$9
Collectively evaluated for impairment	325	109	52	486
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$331	$110	$54	$495
Outstanding loan balances
Individually evaluated for impairment	$164	$55	$72	$291
Collectively evaluated for impairment	23,998	11,070	11,355	46,423
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$24,162	$11,125	$11,427	$46,714

	December 31, 2017
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$26	$1	$4	$31
Collectively evaluated for impairment	345	102	40	487
Purchased loans with evidence of credit deterioration	—	—	—	—
Total	$371	$103	$44	$518
Outstanding loan balances
Individually evaluated for impairment	$314	$69	$76	$459
Collectively evaluated for impairment	22,598	11,048	10,648	44,294
Purchased loans with evidence of credit deterioration	14	7	6	27
Total	$22,926	$11,124	$10,730	$44,780

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
Closed-end loans with payments scheduled monthly are reported as past due when the borrower is in arrears for two or more monthly payments. Similarly, open-end credits, such as charge-card plans and other revolving credit plans, are reported as past due when the minimum payment has not been made for two or more billing cycles. Other multi-payment obligations (i.e., quarterly, semiannual, etc.), single payment, and demand notes, are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more.
Nonaccrual loans are summarized as follows:

	December 31,
(In millions)	2018	2017

Loans held for sale	$6	$12
Commercial:
Commercial and industrial	$82	$195
Leasing	2	8
Owner-occupied	67	90
Municipal	1	1
Total commercial	152	294
Commercial real estate:
Construction and land development	—	4
Term	38	36
Total commercial real estate	38	40
Consumer:
Home equity credit line	13	13
1-4 family residential	42	55
Construction and other consumer real estate	—	—
Bankcard and other revolving plans	1	—
Other	—	—
Total consumer loans	56	68
Total	$246	$402

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Past due loans (accruing and nonaccruing) are summarized as follows:

	December 31, 2018
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$89	$—	$4	$4	$93	$—	$2
Commercial:
Commercial and industrial	$14,445	$37	$31	$68	$14,513	$4	$46
Leasing	325	1	1	2	327	—	1
Owner-occupied	7,621	23	17	40	7,661	3	48
Municipal	1,661	—	—	—	1,661	—	1
Total commercial	24,052	61	49	110	24,162	7	96
Commercial real estate:
Construction and land development	2,185	1	—	1	2,186	—	—
Term	8,924	4	11	15	8,939	1	26
Total commercial real estate	11,109	5	11	16	11,125	1	26
Consumer:
Home equity credit line	2,927	4	6	10	2,937	—	4
1-4 family residential	7,143	15	18	33	7,176	—	19
Construction and other consumer real estate	642	1	—	1	643	—	—
Bankcard and other revolving plans	487	2	2	4	491	2	—
Other	179	1	—	1	180	—	—
Total consumer loans	11,378	23	26	49	11,427	2	23
Total	$46,539	$89	$86	$175	$46,714	$10	$145

	December 31, 2017
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$44	$—	$—	$—	$44	$—	$12
Commercial:
Commercial and industrial	$13,887	$60	$56	$116	$14,003	$13	$146
Leasing	363	1	—	1	364	—	8
Owner-occupied	7,219	29	40	69	7,288	4	49
Municipal	1,271	—	—	—	1,271	—	1
Total commercial	22,740	90	96	186	22,926	17	204
Commercial real estate:
Construction and land development	2,014	3	4	7	2,021	—	—
Term	9,079	13	11	24	9,103	2	25
Total commercial real estate	11,093	16	15	31	11,124	2	25
Consumer:
Home equity credit line	2,763	9	5	14	2,777	—	5
1-4 family residential	6,621	16	25	41	6,662	1	27
Construction and other consumer real estate	590	6	1	7	597	1	—
Bankcard and other revolving plans	506	2	1	3	509	1	—
Other	184	1	—	1	185	—	—
Total consumer loans	10,664	34	32	66	10,730	3	32
Total	$44,497	$140	$143	$283	$44,780	$22	$261

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality classifications are summarized as follows:

	December 31, 2018
(In millions)	Pass	Special mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$13,891	$322	$300	$—	$14,513
Leasing	313	10	4	—	327
Owner-occupied	7,369	72	220	—	7,661
Municipal	1,632	2	27	—	1,661
Total commercial	23,205	406	551	—	24,162	$331
Commercial real estate:
Construction and land development	2,174	11	1	—	2,186
Term	8,853	10	76	—	8,939
Total commercial real estate	11,027	21	77	—	11,125	110
Consumer:
Home equity credit line	2,920	—	17	—	2,937
1-4 family residential	7,129	—	47	—	7,176
Construction and other consumer real estate	641	—	2	—	643
Bankcard and other revolving plans	488	—	3	—	491
Other	179	—	1	—	180
Total consumer loans	11,357	—	70	—	11,427	54
Total	$45,589	$427	$698	$—	$46,714	$495

	December 31, 2017
(In millions)	Pass	Special mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$13,001	$395	$606	$1	$14,003
Leasing	342	6	16	—	364
Owner-occupied	6,920	93	275	—	7,288
Municipal	1,257	13	1	—	1,271
Total commercial	21,520	507	898	1	22,926	$371
Commercial real estate:
Construction and land development	2,002	15	4	—	2,021
Term	8,816	138	149	—	9,103
Total commercial real estate	10,818	153	153	—	11,124	103
Consumer:
Home equity credit line	2,759	—	18	—	2,777
1-4 family residential	6,602	—	60	—	6,662
Construction and other consumer real estate	596	—	1	—	597
Bankcard and other revolving plans	507	—	2	—	509
Other	185	—	—	—	185
Total consumer loans	10,649	—	81	—	10,730	44
Total	$42,987	$660	$1,132	$1	$44,780	$518
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

impairment and estimate a specific reserve for the loan for all portfolio segments under applicable accounting guidance. Smaller nonaccrual loans are pooled for ALLL estimation purposes.
When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge-off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the years ended December 31, 2018 and 2017 was not significant.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the years ended December 31, 2018 and 2017:

	December 31, 2018					Year Ended December 31, 2018
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$112	$52	$36	$88	$4	$83	$—
Owner-occupied	67	31	29	60	2	47	8
Municipal	1	1	—	1	—	1	—
Total commercial	180	84	65	149	6	131	8
Commercial real estate:
Construction and land development	1	—	—	—	—	1	—
Term	44	37	3	40	—	41	1
Total commercial real estate	45	37	3	40	—	42	1
Consumer:
Home equity credit line	15	12	2	14	—	13	—
1-4 family residential	69	32	25	57	2	51	—
Construction and other consumer real estate	1	1	—	1	—	1	—
Other	—	—	—	—	—	—	—
Total consumer loans	85	45	27	72	2	65	—
Total	$310	$166	$95	$261	$8	$238	$9

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2017					Year Ended December 31, 2017
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$293	$80	$142	$222	$24	$289	$6
Owner-occupied	120	79	23	102	2	97	6
Municipal	1	1	—	1	—	1	—
Total commercial	414	160	165	325	26	387	12
Commercial real estate:
Construction and land development	8	4	2	6	—	8	—
Term	56	36	12	48	—	49	12
Total commercial real estate	64	40	14	54	—	57	12
Consumer:
Home equity credit line	25	13	9	22	—	21	1
1-4 family residential	67	28	29	57	4	52	1
Construction and other consumer real estate	2	1	1	2	—	2	—
Other	1	1	—	1	—	1	1
Total consumer loans	95	43	39	82	4	76	3
Total	$573	$243	$218	$461	$30	$520	$27
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
We consider many factors in determining whether to agree to a loan modification involving concessions, and seek a solution that will both minimize potential loss to the Bank and attempt to help the borrower. We evaluate borrowers’ current and forecasted future cash flows, their ability and willingness to make current contractual or proposed modified payments, the value of the underlying collateral (if applicable), the possibility of obtaining additional security or guarantees, and the potential costs related to a repossession or foreclosure and the subsequent sale of the collateral.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Selected information on TDRs at year-end that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	December 31, 2018
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2	$4	$—	$—	$15	$7	$28
Owner-occupied	3	2	—	—	2	14	21
Total commercial	5	6	—	—	17	21	49
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	2	2	—	1	—	6	11
Total commercial real estate	2	2	—	1	—	6	11
Consumer:
Home equity credit line	—	1	8	—	—	3	12
1-4 family residential	1	2	6	1	1	28	39
Construction and other consumer real estate	—	—	—	—	—	1	1
Total consumer loans	1	3	14	1	1	32	52
Total accruing	8	11	14	2	18	59	112
Nonaccruing
Commercial:
Commercial and industrial	1	6	—	1	10	27	45
Owner-occupied	6	—	—	1	2	5	14
Municipal	—	—	—	—	—	1	1
Total commercial	7	6	—	2	12	33	60
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	3	—	—	2	14	1	20
Total commercial real estate	3	—	—	2	14	1	20
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	—	1	—	1	7	9
Construction and other consumer real estate	—	—	—	—	—	—	—
Total consumer loans	—	—	2	—	1	7	10
Total nonaccruing	10	6	2	4	27	41	90
Total	$18	$17	$16	$6	$45	$100	$202

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
Unfunded lending commitments on TDRs amounted to approximately $11 million at December 31, 2018 and $22 million at December 31, 2017.
The total recorded investment of all TDRs in which interest rates were modified below market was $88 million at December 31, 2018 and $120 million at December 31, 2017, respectively. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In millions)	2018	2017
Consumer:
1-4 family residential	$(1)	$(1)
Total consumer loans	(1)	(1)
Total decrease to interest income [1]	$(1)	$(1)

[1]	Calculated based on the difference between the modified rate and the premodified rate applied to the recorded investment.
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at year-end) and are within 12 months or less of being modified as TDRs is as follows:

(In millions)	December 31, 2018			December 31, 2017
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$5	$5	$1	$3	$4
Owner-occupied	—	1	1	—	1	1
Total commercial	—	6	6	1	4	5
Commercial real estate:
Term	—	2	2	—	—	—
Total commercial real estate	—	2	2	—	—	—
Total	$—	$8	$8	$1	$4	$5
Note: Total loans modified as TDRs during the 12 months previous to December 31, 2018 and 2017 were $105 million and $94 million, respectively.
At December 31, 2018 the amount of foreclosed residential real estate property held by the Bank was $2 million and less than $1 million at December 31, 2017, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $10 million for both periods, respectively.
Concentrations of Credit Risk
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risks (whether on- or off-balance sheet) may occur when individual borrowers, groups of borrowers, or counterparties have similar economic characteristics, including industries, geographies, collateral types, sponsors, etc., and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. See Note 7 for a discussion of counterparty risk associated with the Bank’s derivative transactions.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives
The Bank maintains an overall interest rate risk management strategy that actively incorporates the use of interest rate derivatives including unleveraged interest rate swaps, purchased options, combinations of options, and may include futures and other forward interest rate contracts. The Bank’s objective for using derivatives is to manage risks, primarily interest rate risk. The Bank uses derivatives to manage volatility in interest income, interest expense, earnings, and capital by adjusting our interest rate sensitivity to minimize the impact of fluctuations in interest rates. Derivatives are used to stabilize forecasted interest receipts from variable-rate assets and to modify the coupon or the duration of fixed-rate financial assets or liabilities as we consider advisable.
We also provide certain borrowers access to over-the-counter interest rate derivatives by selling interest rate derivatives to our customers, which we generally offset with interest rate derivatives executed with other dealers or central clearing houses. The Bank also provides commercial clients short-term foreign currency spot trades or forward contracts with a maturity of generally 90 days or less that are also largely offset by foreign currency trades with closely mirroring terms executed with other dealer counterparties or central clearing houses.
We apply hedge accounting to certain derivatives executed for risk management purposes as subsequently described in more detail. However, we do not apply hedge accounting to all the derivatives involved in our risk management activities. Derivatives not designated as accounting hedges are not speculative and are used to economically manage our exposure to interest rate movements and other identified risks, including offsetting customer-facing derivatives. These derivatives either do not require the use of hedge accounting for their economic impact to be accurately reflected in our financial statements or they do not meet the strict hedge accounting requirements.
Accounting
We record all derivatives on the Consolidated Balance Sheet at fair value in Other Assets or Other Liabilities regardless of the accounting designation of each derivative. The Bank enters into International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements, or similar agreements, with substantially all derivative counterparties. See Note 4, “Offsetting Assets and Liabilities” for more information. Where legally enforceable, these master netting agreements give the Bank, in the event of default or the triggering of other specified contingent events by the counterparty, the right to liquidate securities held as collateral and to offset receivables and payables with the same counterparty. For purposes of the Consolidated Balance Sheet, the Bank does not offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement and reports all derivatives on a gross fair value basis. Note 3 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting accounting designation. Derivatives used to hedge the exposure to changes in the fair value of assets, liabilities, or firm commitments attributable to interest rates or other eligible risks, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
Fair Value Hedges - For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the change in the fair value of the hedged item due to the risk being hedged. The Bank reports the earnings effect of the hedging instrument in the same Consolidated Income Statement line item in which the earnings effect of the hedged item is reported, generally Interest Income or Expense for hedges of interest rate risk of an interest-bearing financial asset or liability. The amounts from the derivative and hedged item for active fair value hedges and the location where they are recorded are detailed in the schedules below.
We currently have one active fair value hedging strategy that is a hedge of the change in fair value of LIBOR benchmark swap rate component of the contractual coupon cash flows of the Bank’s long-term debt. The objective of the hedge is to manage to the interest rate risk associated with changes in the LIBOR benchmark interest rate for $500 million of fixed-rate bonds issued in August of 2018 and subsequently hedged in September 2018. The swap and bonds mature concurrently in August of 2021. All debt basis adjustments from previously designed fair value

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

hedges were fully amortized prior to 2018. The Bank’s existing fair value interest rate hedge is expected to be perfectly effective because the critical terms of the hedging instrument and hedged item match.
Cash flow hedges - For derivatives designated and qualifying as cash flow hedges ineffectiveness is not measured or separately disclosed. The entire change in the fair value of the hedging instrument is deferred in OCI until the hedged transaction affects earnings, at which point amounts deferred in OCI are reclassified to earnings and reported in the same income statement line item used to present the earnings effect of the hedged item or forecasted transactions. We use interest rate swaps, options and combination of options in our cash flow hedging strategy to eliminate or reduce the variable cash flows associated primarily with floating-rate commercial loans due to changes in any separately identifiable and reliably measurable contractual interest rate index. The Bank had 23 interest rate swaps designated as cash flow hedges in existence during 2018. Of these 23, six of the swaps matured during the 2018 fiscal year. The Bank has 17 interest rate swaps designated as cash flow hedges as of December 31, 2018. These swaps have an aggregate notional amount of approximately $688 million and a weighted average maturity of approximately 1.3 years and a weighted average received-fixed strike rate of approximately 1.59%. We use these receive-fixed and pay-floating rate interest rate swap agreements as cash flow hedges of the variable-rate interest receipts of certain pools of loan assets.
We expect to replace the maturing cash flow hedges and potentially increase cash flow hedging to reduce asset-sensitivity and exposure to falling interest rates throughout 2019. Replacement hedges will likely be a combination of received-fixed and pay-floating interest rate swaps and purchased floors, or combinations of purchased floors and other sold options to help offset the cost of the purchased floors’ premium.
During 2016 we closed our branch in Grand Cayman, Grand Cayman Islands B.W.I. and no longer have foreign operations. No derivatives were designated as hedges of investments in foreign operations during 2018.
We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows on the derivative hedging instrument with the changes in fair value or cash flows on the designated hedged item or transaction for the risk being hedged. For derivatives not designated as accounting hedges, changes in fair value are recognized in earnings. The remaining basis adjustments recorded to hedged items in fair value hedging relationships as well as any amounts remaining in AOCI for hedging relationships terminated prior to the maturity date documented in the hedge designation are accreted or amortized to interest income or expense over the originally designated period of the hedging relationship for cash flow hedges as the hedged transactions affect earnings or to the contractual maturity dates of the hedged items in fair value hedges.
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. Financial institutions which are well-capitalized and well-established are the counterparties for those derivatives entered into for asset-liability management and to offset derivatives sold to our customers. The Bank reduces its counterparty exposure for derivative contracts by centrally clearing all eligible derivatives.
For those derivatives that are not centrally cleared, the counterparties are typically financial institutions or customers of the Bank. For those that are financial institutions, as noted above, we manage our credit exposure through the use of a Credit Support Annex (“CSA”) to an ISDA master agreement with each counterparty. Eligible collateral types are documented by the CSA and controlled under the Bank’s general credit policies. Collateral balances are typically monitored on a daily basis. A valuation haircut policy reflects the fact that collateral may fall in value between the date the collateral is called and the date of liquidation or enforcement. In practice, all of the Bank’s collateral held as credit risk mitigation under a CSA is cash.
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately offset through closely matching derivative contracts, such that the Bank minimizes its interest rate risk exposure resulting from such transactions. Most of these customers do not have the capability for centralized clearing. Therefore, we manage the credit risk through loan underwriting which includes a credit risk exposure formula for the swap, the same collateral and guarantee

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

protection applicable to the loan and credit approvals, limits, and monitoring procedures. Fee income from customer swaps is included in other service charges, commissions and fees. Nevertheless, the related credit risk is considered and measured when and where appropriate. See Notes 6 and 15 for further discussion of our underwriting, collateral requirements, and other procedures used to address credit risk.
Our non-customer facing derivative contracts generally require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At December 31, 2018, the fair value of our derivative liabilities was $39 million, for which we were required to pledge cash collateral of approximately $45 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at December 31, 2018, there would likely be no additional collateral required to be pledged. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at December 31, 2018 and 2017, and the related gain (loss) of derivative instruments for the years then ended is summarized as follows:

	December 31, 2018			December 31, 2017
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments
Cash flow hedges:
Interest rate swaps	$687	$—	$—	$1,138	$—	$—
Fair value hedges:
Interest rate swaps	500	—	—	—	—	—
Total derivatives designated as hedging instruments	1,187	—	—	1,138	—	—
Derivatives not designated as hedging instruments
Interest rate swaps	253	1	1	223	1	—
Interest rate swaps for customers [1]	5,652	40	36	4,550	28	33
Foreign exchange	389	4	2	913	9	7
Total derivatives not designated as hedging instruments	6,294	45	39	5,686	38	40
Total derivatives	$7,481	$45	$39	$6,824	$38	$40
1 Notional amounts include both the customer swaps and the offsetting derivative contracts. The fair values reflect gross termination values of our derivatives prior to netting of variation margin (collateral) postings and other offsetting derivatives with the Bank’s Central Counterparty Clearing entities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Year Ended December 31, 2018				Year Ended December 31, 2017
	Amount of derivative gain (loss) recognized/reclassified
(In millions)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments
Cash flow hedges: [1]
Interest rate swaps	$(1)	$(4)			$(8)	$4
Fair value hedges:
Terminated swaps on long-term debt				$(1)				$—
Total derivatives designated as hedging instruments	(1)	(4)		(1)	(8)	4		—
Derivatives not designated as hedging instruments
Interest rate swaps			$(1)				$(1)
Interest rate swaps for customers			14				11
Foreign exchange			18				17
Total derivatives	$(1)	$(4)	$31	$(1)	$(8)	$4	$27	$—
Note: These schedules are not intended to present at any given time the Bank’s long/short position with respect to its derivative contracts.

[1]
Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following December 31, 2018, we estimate that $(5) million will be reclassified from AOCI into interest income.

The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Year Ended December 31, 2018			Year Ended December 31, 2017
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Interest rate swaps[1]	$5	$(5)	$—	$—	$—	$—

[1]	Consists of hedges of benchmark interest rate risk of fixed-rate long-term debt. Gains and losses were recorded in net interest expense.
2 The income for the derivative does not reflect interest income/expense to be consistent with the presentation of the gains/(losses) on the hedged items.
The following schedule provides selected information regarding the long-term debt in the statement of financial position in which the hedged item is included.

	Carrying amount of the hedged assets/(liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	2018	2017	2018	2017
Long-term debt	$(505)	$—	$(5)	$—
The fair value of derivative assets was reduced by a net credit valuation adjustment of $3 million and $2 million at December 31, 2018 and 2017, respectively. The fair value of derivative liabilities was reduced by a net debit valuation adjustment of $1 million at both December 31, 2018 and 2017. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

8.	PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software, net are summarized as follows:

(In millions)	December 31,
	2018	2017
Land	$238	$234
Buildings	736	720
Furniture and equipment	427	451
Leasehold improvements	145	135
Software	449	401
Total [1]	1,995	1,941
Less accumulated depreciation and amortization	871	847
Net book value	$1,124	$1,094
1 Amounts include $147 million at December 31, 2018, and $99 million at December 31, 2017, of costs that have been capitalized but are not yet depreciating because the respective assets have not been placed in service.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
Core deposit and other intangible assets and related accumulated amortization are as follows at December 31:

	Gross carrying amount		Accumulated amortization		Net carrying amount
(In millions)	2018	2017	2018	2017	2018	2017

Core deposit intangibles	$167	$167	$(166)	$(165)	$1	$2
Customer relationships and other intangibles	28	28	(28)	(28)	—	—
Total	$195	$195	$(194)	$(193)	$1	$2
The amount of amortization expense of core deposit and other intangible assets is separately reflected in the statement of income. Estimated amortization expense for core deposit and other intangible assets is $1 million in 2019, and nothing thereafter.
Changes in the carrying amount of goodwill for operating segments with goodwill are as follows:

(In millions)	Zions Bank	CB&T	Amegy	Consolidated Bank

Balance at December 31, 2016	$20	$379	$615	$1,014
Impairment losses	—	—	—	—
Balance at December 31, 2017	20	379	615	1,014
Impairment losses	—	—	—	—
Balance at December 31, 2018	$20	$379	$615	$1,014
A bank-wide annual impairment test is conducted as of October 1st of each year and updated on a more frequent basis when events or circumstances indicate that impairment could have taken place. Results of the testing for 2018 and 2017 concluded that no impairment was present in any of the operating segments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

10.	DEPOSITS
At December 31, 2018, the scheduled maturities of all time deposits were as follows:

(In millions)
2019	$3,791
2020	333
2021	99
2022	51
2023	62
Thereafter	—
Total	$4,336
The contractual maturities of time deposits with a denomination of $100,000 and over were as follows:

(In millions)	December 31, 2018

Three months or less	$1,114
After three months through six months	993
After six months through twelve months	1,060
After twelve months	307
Total	$3,474
Time deposits in denominations that meet or exceed the current Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 were $2.8 billion and $1.9 billion at December 31, 2018 and 2017, respectively. Time deposits under $250,000 were $1.5 billion and $1.2 billion at December 31, 2018 and 2017, respectively. Deposit overdrafts reclassified as loan balances were $12 million and $14 million at December 31, 2018 and 2017, respectively.

11.	SHORT-TERM BORROWINGS
Selected information for FHLB advances and other short-term borrowings is as follows:

(Dollar amounts in millions)	2018	2017	2016
Federal Home Loan Bank advances
Average amount outstanding	$2,971	$2,657	$37
Average rate	2.01%	1.13%	0.59%
Highest month-end balance	$5,400	$3,750	$750
Year-end balance	4,500	3,600	500
Average rate on outstandings at year-end	2.61%	1.44%	0.75%
Other short-term borrowings, year-end balances
Federal funds purchased	$541	$927	$106
Security repurchase agreements	527	354	196
Securities sold, not yet purchased	85	95	25
Total Federal Home Loan Bank advances and other short-term borrowings	$5,653	$4,976	$827
The Bank may borrow from the FHLB under their lines of credit that are secured under blanket pledge arrangements. The Bank maintained unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2018, the amount available for FHLB advances was approximately $8.6 billion. The Bank may also borrow from the Federal Reserve based on the amount of collateral pledged to a Federal Reserve Bank. At December 31, 2018, the amount available for additional Federal Reserve borrowings was approximately $5.2 billion.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Federal funds purchased and security repurchase agreements generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis (e.g., 30 or 60 days). The Bank executes overnight repurchase agreements with sweep accounts in conjunction with a master repurchase agreement. When this occurs, securities under the Bank’s control are pledged and interest is paid on the collected balance of the customers’ accounts. For the non-sweep overnight and term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. Of the total security repurchase agreements at December 31, 2018, $298 million were overnight and $229 million were term.

12.	LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
(In millions)	2018	2017

Subordinated notes	$87	$247
Senior notes	637	135
Capital lease obligations	—	1
Total	$724	$383
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount, unamortized debt issuance costs, as well as valuation adjustments for fair value swaps. During 2018, the Bank issued $500 million par value of senior notes with an interest rate of 3.5% and a maturity date of August 27, 2021. Also during 2018, the Bank called and redeemed $162 million of 5.65% subordinated notes maturing November 15, 2023. During 2017, $153 million of our senior notes matured.
Subordinated Notes
Subordinated notes were issued by the Bank and consist of the following at December 31, 2018:

(Dollar amounts in millions)	Subordinated notes
Coupon rate	Balance	Par amount	Maturity

6.95%	$87	$88	Sep 2028
This subordinated note is unsecured and interest is payable quarterly. Interest payments commenced December 15, 2013 to the earliest possible redemption date of September 15, 2023, after which the interest rate changes to an annual floating rate equal to 3mL+3.89%.
Senior Notes
Senior notes were issued by the Bank and consist of the following at December 31, 2018:

(Dollar amounts in millions)	Senior notes
Coupon rate	Balance	Par amount	Maturity

4.50%	$135	$136	June 2023
3.50%	502	500	August 2021
Total	$637	$636
These notes are unsecured and interest is payable semiannually. The notes were issued under a shelf registration filed with the Securities and Exchange Commission (“SEC”) and were sold via the Bank’s online auction process and direct sales. The notes are not redeemable prior to maturity.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Maturities of Long-term Debt
Maturities of long-term debt are as follows for the years succeeding December 31, 2018:

(In millions)

2019	$—
2020	—
2021	502
2022	—
2023	135
Thereafter	87
Total	$724
These maturities do not include the associated hedges.

13.	SHAREHOLDERS’ EQUITY
Preferred Stock
We have 4,400,000 authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share, or $25 per depositary share. Except for Series I and J, all preferred shares were issued in the form of depositary shares, with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. All preferred shares are registered with the SEC. In addition, Series A, G, and H preferred stock are listed and traded on the New York Stock Exchange
In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights generally with respect to certain provisions of the preferred stock, the issuance of senior preferred stock, and the election of directors. Preferred stock dividends reduce earnings applicable to common shareholders and are paid on the 15th day of the months indicated in the following schedule. Dividends are approved by the Board of Directors.
Redemption of the preferred stock is at the Bank’s option after the expiration of any applicable redemption restrictions and the redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. Redemptions are subject to certain regulatory provisions and maintaining well-capitalized minimum requirements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Preferred stock is summarized as follows:

			Shares at December 31, 2018
(Dollar amounts in millions)	Carrying value at December 31,		Authorized	Outstanding		Dividends payable	Earliest redemption date	Rate following earliest redemption date	Dividends payable after rate change
	2018	2017	(thousands)	(thousands)	Rate
								(when applicable)
Series A	$67	$67	140,000	66,139	> of 4.0% or 3mL+0.52%	Qtrly Mar,Jun,Sep,Dec	Dec 15, 2011
Series G	138	138	200,000	138,391	6.3%	Qtrly Mar,Jun,Sep,Dec	Mar 15, 2023	annual float-ing rate = 3mL+4.24%
Series H	126	126	126,221	126,221	5.75%	Qtrly Mar,Jun,Sep,Dec	Jun 15, 2019
Series I	99	99	300,893	98,555	5.8%	Semi-annually Jun,Dec	Jun 15, 2023	annual float-ing rate = 3mL+3.8%	Qtrly Mar,Jun,Sep,Dec
Series J	136	136	195,152	136,368	7.2%	Semi-annually Mar,Sep	Sep 15, 2023	annual float-ing rate = 3mL+4.44%	Qtrly Mar,Jun,Sep,Dec
Total	$566	$566
Preferred Stock Redemptions
During 2017, we redeemed all outstanding shares of our 7.9% Series F preferred stock for a cash payment of approximately $144 million. The total reduction to net earnings applicable to common shareholders associated with the preferred stock redemption was $2 million due to the accelerated recognition of preferred stock issuance costs.
Common Stock
The Bank’s common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. As of December 31, 2018, there were 187.6 million shares of $0.001 par common stock outstanding.
The Bank continued its common stock repurchase program during 2018 and repurchased 12.9 million shares of common shares outstanding with a fair value of $670 million at an average price of $51.77 per share. In February 2019, the Bank announced that the Board approved a plan to repurchase $275 million of common stock during the first quarter of 2019 and begun the repurchases.
During 2017 the Bank repurchased 7.0 million shares of common shares outstanding with a fair value of $320 million at an average price of $45.66 per share.
Common Stock Warrants
During 2018, 1.8 million shares of common stock were issued from the cashless exercise of 5.8 million common stock warrants (NASDAQ: ZIONZ) which expired on November 14, 2018. As of December 31, 2018, 29.3 million common stock warrants (NASDAQ: ZIONW) with an exercise price of $34.82 were outstanding, and each common stock warrant was convertible into 1.05 common shares. These warrants expire on May 22, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) was $(250) million at December 31, 2018 compared with $(139) million at December 31, 2017. During 2017, $25 million was reclassified from AOCI to retained earnings as a result of the decreased corporate income tax rate from the Tax Cuts and Jobs Act of 2017.
Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
2018
Balance at December 31, 2017	$(114)	$(3)	$(22)	$(139)
Other comprehensive loss before reclassifications, net of tax	(114)	(1)	(1)	(116)
Amounts reclassified from AOCI, net of tax	—	3	2	5
Other comprehensive income (loss)	(114)	2	1	(111)
Balance at December 31, 2018	$(228)	$(1)	$(21)	$(250)
Income tax expense (benefit) included in other comprehensive income (loss)	$(37)	$1	$—	$(36)
2017
Balance at December 31, 2016	$(92)	$1	$(31)	$(122)
Other comprehensive income (loss) before reclassifications, net of tax	(2)	(1)	9	6
Amounts reclassified from AOCI, net of tax	—	(2)	4	2
Effect of new tax rates from Tax Cuts and Jobs Act of 2017	(20)	(1)	(4)	(25)
Other comprehensive income (loss)	(22)	(4)	9	(17)
Balance at December 31, 2017	$(114)	$(3)	$(22)	$(139)
Income tax expense (benefit) included in other comprehensive income (loss)	$19	$(1)	$11	$29

				Statement of Income (SI) Balance Sheet (BS)
(In millions)	Amounts reclassified from AOCI [1]
Details about AOCI components	2018	2017	2016		Affected line item

Net unrealized gains (losses) on derivative instruments	$(4)	$4	$11	SI	Interest and fees on loans
Income tax expense (benefit)	(1)	2	4
	$(3)	$2	$7
Amortization of net actuarial loss	$(3)	$(7)	$(8)	SI	Salaries and employee benefits
Income tax benefit	(1)	(3)	(3)
	$(2)	$(4)	$(5)

[1]	Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.
Deferred Compensation
Deferred compensation consists of invested assets, including the Bank’s common stock, which are held in rabbi trusts for certain employees and directors. At December 31, 2018 and 2017, the cost of the common stock included in retained earnings was approximately $13 million and $14 million, respectively. We consolidate the fair value trust invested assets along with the total obligations and include them in other assets and other liabilities in the balance sheet. At December 31, 2018 and 2017, total invested assets were approximately $93 million and $102 million and total obligations were approximately $107 million and $116 million, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
In 2013, the FRB, FDIC, and the Office of the Comptroller of the Currency (“OCC”) published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations that implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules became effective for the Bank on January 1, 2015 and were subject to phase-in periods for certain of their components. In November 2017, the FRB, FDIC and OCC published a final rule for non-advanced approaches banks that extends the regulatory capital treatment applicable during 2017 under the regulatory capital rules for certain items. We met all capital adequacy requirements under the Basel III Capital Rules as of December 31, 2018.
Under prior Basel I capital standards, the effects of AOCI items included in capital were excluded for purposes of determining regulatory capital and capital ratios. As a “non-advanced approaches banking organization,” we made a one-time permanent election as of January 1, 2015 to continue to exclude these items, as allowed under the Basel III Capital Rules.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). “Well-capitalized” levels are also published as a guideline to evaluate capital positions. As of December 31, 2018, all capital ratios of the Bank exceeded the “well-capitalized” levels under the regulatory framework for prompt corrective action.
Dividends declared by the Bank in any calendar year may not, without the approval of the appropriate federal regulators, exceed specified criteria. When determining dividends, the Bank considers current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
Bank-run stress tests seek to comprehensively measure all risks to which the institution is exposed, including credit, liquidity, market, operating and other risks, the losses that could result from those risk exposures under adverse scenarios, and the institution’s resulting capital levels. These stress tests have both a qualitative and a quantitative component. The qualitative component evaluates the robustness of the Bank’s risk identification, stress risk modeling, policies, capital planning, governance processes, and other components of a Capital Adequacy Process. The quantitative process subjects the Bank’s balance sheet and other risk characteristics to stress testing by using its own models.
The actual capital amounts and ratios at December 31, 2018 and 2017 for the Bank under Basel III are as follows:

(Dollar amounts in millions)	December 31, 2018		To be well-capitalized
	Amount	Ratio	Amount	Ratio
Basel III Regulatory Capital Amounts and Ratios[1]
Total capital (to risk-weighted assets)	$7,450	13.9%	$5,359	10.0%
Tier 1 capital (to risk-weighted assets)	6,811	12.7	4,287	8.0
Common equity tier 1 capital (to risk-weighted assets)	6,245	11.7	3,483	6.5
Tier 1 capital (to average assets)	6,811	10.3	3,317	5.0

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2017		To be well-capitalized
(Dollar amounts in millions)	Amount	Ratio	Amount	Ratio
Basel III Regulatory Capital Amounts and Ratios
Total capital (to risk-weighted assets)
Zions Bancorporation	$7,628	14.8%	$5,146	10.0%
ZB, National Association	7,306	14.2	5,130	10.0
Tier 1 capital (to risk-weighted assets)
Zions Bancorporation	6,805	13.2	4,116	8.0
ZB, National Association	6,730	13.1	4,104	8.0
Common equity tier 1 capital (to risk-weighted assets)
Zions Bancorporation	6,239	12.1	3,345	6.5
ZB, National Association	5,899	11.5	3,334	6.5
Tier 1 capital (to average assets)
Zions Bancorporation	6,805	10.5	na	na [2]
ZB, National Association	6,730	10.4	3,227	5.0

[1]	Basel III regulatory capital amounts and ratios for 2018 are for Zions Bancorporation, National Association.

[2]	There is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
The Bank is also subject to “capital conservation buffer” regulatory requirements. When fully phased-in, the Basel III capital rules will also require the Bank to maintain a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress, composed entirely of Common Equity Tier 1 (“CET1”), on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and progressively increases over time, as determined by regulation. The Bank’s triggers and limits under actual conditions and baseline projections are more restrictive than the capital conservation buffer requirements.

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
Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

	December 31,
(In millions)	2018	2017

Net unfunded commitments to extend credit [1]	$21,454	$19,583
Standby letters of credit:
Financial	655	721
Performance	199	196
Commercial letters of credit	18	31
Total unfunded lending commitments	$22,326	$20,531

[1]	Net of participations.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2018, $6.4 billion of commitments expire in 2019. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.
We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $577 million expiring in 2019 and $277 million expiring thereafter through 2027. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral when necessary. At December 31, 2018, the Bank recorded $5 million as a liability for these guarantees, which consisted of $1 million attributable to the RULC and $4 million of deferred commitment fees.
Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.
At December 31, 2018, we had unfunded commitments for PEIs of $30 million. These obligations have no stated maturity. PEIs related to these commitments prohibited by the Volcker Rule were $2 million. See the related discussion about these investments in Note 5.
The contractual or notional amount of financial instruments indicates a level of activity associated with a particular financial instrument class and is not a reflection of the actual level of risk. As of December 31, 2018 and 2017, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $7.6 billion and $6.8 billion, respectively.
At December 31, 2018, we were required to maintain cash balances of $303 million with the Federal Reserve Bank to meet minimum balance requirements in accordance with FRB regulations.
Leases
We have commitments for leasing premises and equipment under the terms of noncancelable capital and operating leases expiring from 2019 and 2052. Premises leased under capital leases at December 31, 2018, were $1 million, and were essentially amortized with accumulated amortization totaling approximately $1 million. Amortization applicable to premises leased under capital leases is included in depreciation expense.
Future aggregate minimum rental payments under existing noncancelable operating leases at December 31, 2018, are as follows:

(in millions)
2019	$47
2020	44
2021	38
2022	34
2023	30
Thereafter	86
Total	$279

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Future aggregate minimum rental payments have been reduced by noncancelable subleases of $1 million each year from 2019 through 2022. Aggregate rental expense on operating leases amounted to $59 million in 2018, $61 million in 2017, and $65 million in 2016.
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
As of December 31, 2018, we were subject to the following material litigation or governmental inquiries:

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Bank which filed for bankruptcy protection in 2017. The case is in early phase, with initial motion practice and discovery underway.

•
a civil class action lawsuit, Gregory, et. al. v. Zions Bancorporation, was brought against us in the United States District Court in Utah in January 2019. This case was filed on behalf of investors in Rust Rare Coin, Inc. alleging that we aided and abetted a Ponzi scheme fraud perpetrated by Rust Rare Coin, a Zions Bank customer. This case follows civil actions and the establishment of a receivership for Rust Rare Coin by the Commodities Futures Trading Commission and the Utah Division of Securities in November 2018, as well as a separate suit brought by the Securities and Exchange Commission against Rust Rare Coin and its principal Gaylen Rust.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of December 31, 2018, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $50 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
Related Party Transactions
We have no material related party transactions requiring disclosure. In the ordinary course of business, the Bank and its subsidiary bank extend credit to related parties, including executive officers, directors, principal shareholders, and their associates and related interests. These related party loans are made in compliance with applicable banking regulations.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

16. REVENUE RECOGNITION
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, we adopted the accounting guidance in ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) using the modified retrospective method applied to those contracts with customers for which the performance obligations were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605, “Revenue Recognition.” Upon adoption, the Bank has elected to use the following optional exemptions that are permitted under the Topic 606, which have been applied consistently to all contracts within all reporting periods presented:

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
Revenue Recognition
We derive our revenue primarily from interest income on loans and securities, which was more than three-quarters of our revenue for 2018, and is out of scope of ASC 606. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The following is a description of revenue from contracts with customers:
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The major income categories within “Other Service charges, commissions and fees” that are in scope of ASC 606 are summarized as follows:

Year Ended December 31,
(In millions)	2018

Card Fee Income	$138
ATM Fees	10
Other service charges	14
Other Commissions and fees	21
Ending balance	$183
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
Disaggregation of Revenue
We provide services across different geographical areas, primarily in 11 Western U.S. States, under banking operations that have their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. The operating segment listed as “Other” includes certain nonbank financial services subsidiaries, centralized back-office functions, and eliminations of transactions between the segments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

In accordance with ASC 606, noninterest income and net revenue by operating segments are summarized as follows:

	Zions Bank	Amegy	CB&T
(In millions)	2018	2018	2018

Service charges and fees on deposit accounts	$57	$44	$28
Other service charges, commissions, and fees	72	37	25
Wealth management and trust income	15	10	4
Capital markets and foreign exchange	5	(5)	4
Other noninterest income from contracts with customers	—	—	—
Total noninterest income from contracts with customers (ASC 606)	149	86	61
Other noninterest income (Non-ASC 606 customer related)	(1)	40	17
Total customer-related fees	148	126	78
Other noninterest income (non-customer related)	2	—	4
Total noninterest income	150	126	82
Other real estate owned gain from sale	1	—	—
Net interest income	699	519	538
Total income less interest expense	$850	$645	$620

	NBAZ	NSB	Vectra
(In millions)	2018	2018	2018

Service charges and fees on deposit accounts	$13	$15	$8
Other service charges, commissions, and fees	11	13	6
Wealth management and trust income	2	3	2
Capital markets and foreign exchange	1	1	1
Other noninterest income from contracts with customers	—	—	—
Total noninterest income from contracts with customers (ASC 606)	27	32	17
Other noninterest income (Non-ASC 606 customer related)	9	9	7
Total customer-related fees	36	41	24
Other noninterest income (non-customer related)	3	—	—
Total noninterest income	39	41	24
Other real estate owned gain from sale	—	—	—
Net interest income	231	151	137
Total income less interest expense	$270	$192	$161

	TCBW	Other	Consolidated Bank
(In millions)	2018	2018	2018

Service charges and fees on deposit accounts	$1	$—	$166
Other service charges, commissions, and fees	3	16	183
Wealth management and trust income	—	14	50
Capital markets and foreign exchange	—	5	12
Other noninterest income from contracts with customers	—	1	1
Total noninterest income from contracts with customers (ASC 606)	4	36	412
Other noninterest income (Non-ASC 606 customer related)	1	7	89
Total customer-related fees	5	43	501
Other noninterest income (non-customer related)	—	42	51
Total noninterest income	5	85	552
Other real estate owned gain from sale	—	—	1
Net interest income	55	(100)	2,230
Total income less interest expense	$60	$(15)	$2,783

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Prior to the adoption of ASC 606, noninterest income and net revenue by operating segments for 2017 and 2016 are summarized as follows:

	Zions Bank		Amegy		CB&T
(In millions)	2017	2016	2017	2016	2017	2016

Service charges and fees on deposit accounts	$63	$59	$42	$46	$28	$28
Other service charges, commissions, and fees	55	53	53	54	36	29
Wealth management and trust income	15	12	9	9	3	3
Loan sales and servicing income	13	20	4	6	2	2
Capital markets and foreign exchange	5	3	11	8	4	4
Total customer-related fees	151	147	119	123	73	66
Other noninterest income	—	2	(1)	—	2	1
Total noninterest income	151	149	118	123	75	67
Other real estate owned gain (loss) from sale	—	—	—	(1)	(1)	(1)
Net interest income	648	622	482	460	481	434
Total income less interest expense	$799	$771	$600	$582	$555	$500

	NBAZ		NSB		Vectra
(In millions)	2017	2016	2017	2016	2017	2016

Service charges and fees on deposit accounts	$13	$13	$15	$15	$8	$9
Other service charges, commissions, and fees	21	21	18	18	12	11
Wealth management and trust income	1	2	3	3	1	1
Loan sales and servicing income	1	1	2	3	2	2
Capital markets and foreign exchange	1	—	1	—	1	—
Total customer-related fees	37	37	39	39	24	23
Other noninterest income	3	3	1	—	1	—
Total noninterest income	40	40	40	39	25	23
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	204	190	131	122	127	120
Total income less interest expense	$244	$230	$171	$161	$152	$143

	TCBW		Other		Consolidated Bank
(In millions)	2017	2016	2017	2016	2017	2016

Service charges and fees on deposit accounts	$2	$2	$—	$(1)	$171	$171
Other service charges, commissions, and fees	3	3	19	19	217	208
Wealth management and trust income	—	—	10	7	42	37
Loan sales and servicing income	—	—	1	1	25	35
Capital markets and foreign exchange	—	—	7	7	30	22
Total customer-related fees	5	5	37	33	485	473
Other noninterest income	—	—	53	37	59	43
Total noninterest income	5	5	90	70	544	516
Other real estate owned gain (loss) from sale	—	—	—	—	(1)	(2)
Net interest income	46	38	(54)	(119)	2,065	1,867
Total income less interest expense	$51	$43	$36	$(49)	$2,608	$2,381
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.

17.	RETIREMENT PLANS
Defined Benefit Plans
Pension – This qualified noncontributory defined benefit plan is frozen to new participation. No service-related benefits have been accrued since July 1, 2013. All participants in the Plan are currently 100% vested in their benefits. Plan assets consist principally of corporate equity securities, mutual fund investments, real estate, and fixed income investments. Plan benefits are paid as a lump-sum cash value or an annuity at retirement age. Contributions to the plan are based on actuarial recommendation and pension regulations. There was no minimum regulatory contribution required in 2018 and 2017. Currently, it is expected that no minimum regulatory contributions will be required in 2019.
In October 2018, the Bank decided to terminate its pension plan subject to obtaining necessary regulatory approval. Completion of this termination is expected in early 2020. Plan participant benefits will not be disadvantaged because of this decision.
Supplemental Retirement – These unfunded nonqualified plans are for certain current and former employees. Each year, Bank contributions to these plans are made in amounts sufficient to meet benefit payments to plan participants.
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
Because our contribution rate is capped, there is no effect on the postretirement plan from assumed increases or decreases in health care cost trends. Each year, Bank contributions to the plan are made in amounts sufficient to meet the portion of the premiums that are the Bank’s responsibility.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following presents the change in benefit obligation, change in fair value of plan assets, and funded status, of the plans and amounts recognized in the balance sheet as of the measurement date of December 31:

	Pension		Supplemental Retirement		Postretirement
(In millions)	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$154	$165	$10	$10	$1	$1
Interest cost	6	6	—	1	—	—
Actuarial loss (gain)	(10)	2	—	—	—	—
Benefits paid	(12)	(19)	(1)	(1)	—	—
Benefit obligation at end of year	138	154	9	10	1	1
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	168	161	—	—	—	—
Actual return on plan assets	1	26	—	—	—	—
Employer contributions	—	—	1	1	—	—
Benefits paid	(12)	(19)	(1)	(1)	—	—
Fair value of plan assets at end of year	157	168	—	—	—	—
Funded status	$19	$14	$(9)	$(10)	$(1)	$(1)
Amounts recognized in balance sheet:
Asset (liability) for pension/postretirement benefits	$19	$14	$(9)	$(10)	$(1)	$(1)
Accumulated other comprehensive income (loss)	(27)	(28)	(2)	(2)	—	—
Accumulated other comprehensive income (loss) consists of:
Net loss	$(27)	$(28)	$(2)	$(2)	$—	$—
The pension asset and the liability for supplement retirement/postretirement benefits are included in other assets and other liabilities, respectively, in the balance sheet. The accumulated benefit obligation is the same as the benefit obligation shown in the preceding schedule. During the third quarter of 2017, the Bank revised its pension plan to offer certain participants a temporary opportunity to make an election to receive an immediate distribution from the pension plan. The window was available between August 1, 2017 and November 24, 2017. The impact of these distributions is included in “benefits paid” in the preceding schedule and in “settlement loss” shown in the net period benefit cost (credit) schedule.
The amounts in AOCI (loss) at December 31, 2018 expected to be recognized as an expense component of net periodic benefit cost in 2019 for the plans are estimated as follows:

(In millions)	Pension	Supplemental Retirement	Postretirement

Net loss	$(2)	$—	$—
The following presents the components of net periodic benefit cost (credit) for the plans:

	Pension			Supplemental Retirement			Postretirement
(In millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016

Interest cost	$6	$6	$7	$—	$1	$1	$—	$—	$—
Expected return on plan assets	(11)	(11)	(11)	—	—	—	—	—	—
Amortization of net actuarial loss	1	4	6	—	—	—	—	—	—
Settlement loss	1	3	2	—	—	—	—	—	—
Net periodic benefit cost	$(3)	$2	$4	$—	$1	$1	$—	$—	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Weighted average assumptions based on the pension plan are the same where applicable for each of the plans and are as follows:

	2018	2017	2016
Used to determine benefit obligation at year-end:
Discount rate	4.20%	3.50%	4.10%
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	3.50	4.10	4.20
Expected long-term return on plan assets	5.75	7.25	7.50
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
Benefit payments to the plans’ participants are estimated in the following schedule for the years succeeding December 31, 2018. If the necessary regulatory approvals are obtained, and the pension plan is terminated, there would not be payments made by the Bank to plan participants after termination of the plan.

(In millions)	Pension	Supplemental Retirement	Postretirement

2019	$10	$2	$—
2020	10	1	—
2021	10	1	—
2022	9	1	—
2023	9	1	—
Years 2024 - 2028	42	3	—
We are also obligated under other supplemental retirement plans for certain current and former employees. Our liability for these plans was $5 million and $6 million at December 31, 2018 and 2017, respectively.
For the pension plan, the investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the plan. Investment objectives have been established by considering the plan’s liquidity needs and time horizon and the fiduciary standards under the Employee Retirement Income Security Act of 1974. The asset allocation strategy is developed to meet the plan’s long-term needs in a manner designed to control volatility and to reflect risk tolerance. Target investment allocation percentages as of December 31, 2018 are 9% in equity, 88% in fixed income and cash, and 3% in real estate assets. During the second quarter of 2018 the asset allocation was changed from primarily equity focused to fixed income focused.
The following presents the fair values of pension plan investments according to the fair value hierarchy described in Note 3, and the weighted average allocations:

(In millions)	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Bank common stock	$10	$—	$—	$10	$12	$—	$—	$12
Mutual funds:
Debt	—	—	—	—	7	—	—	7
Guaranteed deposit account	—	—	$12	12	—	—	$9	9

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

In addition to the investments listed in the previous schedule, as of December 31, 2018, pension plan investments valued using NAV as the practical expedient for fair value consist of $15 million in equity investments, and $116 million in debt investments, which are in pooled separate accounts, as well as $4 million in limited partnerships. As of December 31, 2017, pension plan investments valued using NAV as the practical expedient for fair value consist of $97 million in equity investments, $31 million in debt investments, and $8 million in real estate investments, which are in pooled separate accounts, as well as $4 million in limited partnerships.
No transfers of assets occurred among Levels 1, 2 or 3 during 2018 or 2017.
The following describes the pension plan investments and the valuation methodologies used to measure their fair value:
Bank common stock – Shares of the Bank’s common stock are valued at the last reported sales price on the last business day of the plan year in the active market where individual securities are traded.
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
	Earnings at guaranteed crediting rate	Gross guaranteed crediting rate must be greater than or equal to contractual minimum crediting rate
	Composite market value factor	At December 31,
		2018	0.962521 - 1.005471 (actual = 0.994488)
		2017	0.992941 - 1.037825 (actual = 1.023838)
The Bank’s Benefits Committee evaluates the methodology and factors used, including review of the contract, economic conditions, industry and market developments, and overall credit ratings of the underlying investments.
Limited partnerships – These partnerships invest in limited partnerships, limited liability companies, or similar investment vehicles that consist of PEIs in a wide variety of investment types, including venture and growth capital, real estate, energy and natural resources, and other private investments. The plan’s investments are valued by the limited partnerships at NAV as the practical expedient for fair value. The estimation process takes into account the plan’s proportional interests credited with realized and unrealized earnings from the underlying investments and charged for operating expenses and distributions. Investments are increased by capital calls and are part of an overall capital commitment by the plan of up to approximately $9 million at December 31, 2018.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following presents additional information as of December 31, 2018 and 2017 for the pooled separate accounts and limited partnerships whose fair values under Levels 2 and 3 are based on NAV per share:

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

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Guaranteed deposit account
	Year Ended December 31,
(In millions)	2018	2017

Balance at beginning of year	$9	$11
Purchases	15	17
Sales	(12)	(19)
Balance at end of year	$12	$9
Shares of Bank common stock were 233,849 at both December 31, 2018 and 2017. Dividends received by the plan were not significant in 2018 and 2017.
Defined Contribution Plan
The Bank offers a 401(k) and employee stock ownership plan under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. The Bank matches 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. Matching contributions to participants, which were shares of the Bank’s common stock purchased in the open market, amounted to $29 million in 2018, $26 million in 2017 and 2016.
The 401(k) plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 4% of eligible compensation based upon the Bank’s return on average common equity for the year. The profit sharing expense was computed at a contribution rate of 2.50%, 1.75%, and 1% in 2018, 2017, and 2016 respectively. The profit sharing expense was $17 million, $11 million, and $6 million in 2018, 2017, and 2016 respectively. The profit sharing contribution to participants consisted of shares of the Bank’s common stock purchased in the open market.

18.	SHARE-BASED COMPENSATION
We have a share-based compensation incentive plan which allows us to grant stock options, restricted stock, RSUs, and other awards to employees and non-employee directors. Total shares authorized under the plan were 9,000,000 at December 31, 2018, of which 4,407,113 were available for future grants.
All share-based payments to employees, including grants of employee stock options, are recognized in the statement of income based on their grant date values. The value of an equity award is estimated on the grant date using a fair value-based model without regard to service or performance vesting conditions, but does consider post-vesting restrictions.
We classify all share-based awards as equity instruments. Compensation expense is included in salaries and employee benefits in the statement of income, with the corresponding increase included in additional-paid-in-

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

capital. Substantially all awards of stock options, restricted stock, and RSUs have graded vesting that is recognized on a straight-line basis over the vesting period.
Compensation expense and the related tax benefit for all share-based awards were as follows:

(In millions)	2018	2017	2016

Compensation expense	$26	$25	$26
Reduction of income tax expense	14	19	9
During 2017, as a result of our adoption of ASU 2016-09, the tax effects recognized from the exercise of stock options and the vesting of restricted stock and RSUs was recorded as a $9 million reduction of income tax expense. Income tax was reduced by $8 million during 2018 as a result of applying this new accounting standard. Also, upon the adoption of ASU 2016-09, we elected to account for forfeitures of share-based compensation awards as they occur, rather than estimating forfeitures as was previously done. There was no material impact from the cumulative effect adjustment to retained earnings from this change.
Prior to our adoption of ASU 2016-09, the tax effects recognized from the exercise of stock options and the vesting of restricted stock and RSUs increased common stock by approximately $2 million in 2016. This amount is included in the net activity under employee plans and related tax benefits in the statement of changes in shareholders’ equity.
During both 2018 and 2017, we reduced share-based compensation expense by $1 million as a result of using a valuation model to estimate a liquidity discount on RSUs with post-vesting restrictions.
As of December 31, 2018, compensation expense not yet recognized for nonvested share-based awards was approximately $25 million, which is expected to be recognized over a weighted average period of 2.4 years.
Stock Options
Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. For all stock options granted in 2018, 2017, and 2016, we used the Black-Scholes option pricing model to estimate the grant date value of stock options in determining compensation expense. The following summarizes the weighted average value at grant date and the significant assumptions used in applying the Black-Scholes model for options granted:

	2018	2017	2016
Weighted average value for options granted	$12.64	$10.69	$5.24
Weighted average assumptions used:
Expected dividend yield	2.0%	1.8%	1.3%
Expected volatility	27.5%	30.0%	30.0%
Risk-free interest rate	2.62%	1.81%	1.21%
Expected life (in years)	5.0	5.0	5.0
The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following summarizes our stock option activity for the three years ended December 31, 2018:

	Number of shares	Weighted average exercise price

Balance at December 31, 2015	3,804,095	$27.30
Granted	789,651	21.25
Exercised	(1,055,532)	23.75
Expired	(56,297)	61.60
Forfeited	(44,007)	27.66
Balance at December 31, 2016	3,437,910	26.44
Granted	195,882	44.18
Exercised	(941,761)	26.03
Expired	(58,257)	66.20
Forfeited	(73,203)	25.63
Balance at December 31, 2017	2,560,571	27.06
Granted	194,001	55.13
Exercised	(729,346)	26.79
Expired	(2,000)	25.74
Forfeited	(18,628)	31.11
Balance at December 31, 2018	2,004,598	29.85
Outstanding stock options exercisable as of:
December 31, 2018	1,448,244	$26.68
December 31, 2017	1,648,367	26.55
December 31, 2016	1,892,136	27.60
We issue new authorized common shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $20 million in 2018, $17 million in 2017, and $10 million in 2016. Cash received from the exercise of stock options was $18 million in 2018, $23 million in 2017, and $24 million in 2016.
Additional selected information on stock options at December 31, 2018 follows:

	Outstanding stock options				Exercisable stock options
Exercise price range	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)		Number of shares	Weighted average exercise price

$ 0.32 to $19.99	122,882	$16.47	0.4	[1]	122,882	$16.47
$20.00 to $24.99	486,810	21.10	3.9		262,382	21.18
$25.00 to $29.99	992,442	28.33	2.6		977,214	28.38
$30.00 to $39.99	32,191	30.10	2.4		32,191	30.10
$40.00 to $44.99	178,703	44.15	5.0		53,575	44.10
$50.00 to $55.68	191,570	55.13	6.0		—	—
	2,004,598	29.85	3.4	[1]	1,448,244	26.68

[1]
The weighted average remaining contractual life excludes 21,252 stock options without a fixed expiration date that were assumed with the Amegy acquisition. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.

The aggregate intrinsic value of outstanding stock options at December 31, 2018 and 2017 was $25 million and $61 million, respectively, while the aggregate intrinsic value of exercisable options was $21 million and $40 million at the same respective dates. For exercisable options, the weighted average remaining contractual life was 2.7 years and 2.9 years at December 31, 2018 and 2017, respectively, excluding the stock options previously noted without a fixed expiration date. At December 31, 2018, 556,354 stock options with a weighted average exercise price of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

$38.08, a weighted average remaining life of 4.9 years, and an aggregate intrinsic value of $5 million, were expected to vest.
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
During 2018, 2017, and 2016, we granted 14,796, 20,711, and 32,310 RSUs, respectively, to non-employee directors. The RSUs vested immediately upon grant.
The following summarizes our restricted stock activity for the three years ended December 31, 2018:

	Number of shares	Weighted average issue price

Nonvested restricted shares at December 31, 2015	59,370	$23.49
Issued	36,594	24.43
Vested	(32,709)	20.80
Nonvested restricted shares at December 31, 2016	63,255	25.43
Issued	314	44.55
Vested	(24,591)	24.90
Nonvested restricted shares at December 31, 2017	38,978	25.91
Issued	21,634	42.90
Vested	(14,836)	26.27
Forfeited	(90)	55.68
Nonvested restricted shares at December 31, 2018	45,686	33.78
The following summarizes our RSU activity for the three years ended December 31, 2018:

	Number of restricted stock units	Weighted average grant price

Restricted stock units at December 31, 2015	1,798,543	$27.39
Granted	1,033,167	21.69
Vested	(724,713)	25.88
Forfeited	(59,839)	26.28
Restricted stock units at December 31, 2016	2,047,158	25.08
Granted	587,396	41.78
Vested	(803,492)	26.19
Forfeited	(121,249)	28.12
Restricted stock units at December 31, 2017	1,709,813	30.08
Granted	461,305	53.17
Vested	(699,920)	29.56
Forfeited	(70,499)	35.95
Restricted stock units at December 31, 2018	1,400,699	37.65

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The total value at grant date of restricted stock and RSUs vested during the year was $21 million in 2018, $22 million in 2017, and $19 million in 2016. At December 31, 2018, 45,686 shares of restricted stock and 907,159 RSUs were expected to vest with an aggregate intrinsic value of $2 million and $37 million, respectively.

19.	INCOME TAXES
Income tax expense is summarized as follows:

(In millions)	2018	2017	2016
Federal:
Current	$210	$166	$217
Deferred	(1)	146	(4)
Total Federal	209	312	213
State:
Current	49	24	27
Deferred	1	8	(4)
Total State	50	32	23
Total	$259	$344	$236
Income tax expense computed at the statutory federal income tax rate of 21% for 2018 and 35% for both 2017 and 2016 reconciles to actual income tax expense as follows:

(In millions)	2018	2017	2016

Income tax expense at statutory federal rate	$240	$327	$247
State income taxes including credits, net	40	21	15
Other nondeductible expenses	15	3	3
Nontaxable income	(24)	(33)	(25)
Share-based compensation	(7)	(8)	—
Tax credits and other taxes	—	1	(2)
Tax Cuts and Jobs Act of 2017	(2)	47	—
Other	(3)	(14)	(2)
Total	$259	$344	$236

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (“DTA”) and deferred tax liabilities are presented below:

(In millions)	December 31,
	2018	2017
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$137	$143
Pension and postretirement	7	8
Deferred compensation	70	48
Security investments and derivative fair value adjustments	78	40
Net operating losses, capital losses and tax credits	2	2
FDIC-supported transactions	—	2
Other	31	34
	325	277
Valuation allowance	—	(2)
Total deferred tax assets	325	275
Gross deferred tax liabilities:
Premises and equipment, due to differences in depreciation	(61)	(51)
Federal Home Loan Bank stock dividends	(2)	(3)
Leasing operations	(54)	(52)
Prepaid expenses	(6)	(5)
Prepaid pension reserves	(12)	(11)
Mortgage servicing	(8)	(7)
Subordinated debt modification	—	(9)
Deferred loan fees	(27)	(23)
Equity investments	(25)	(21)
Total deferred tax liabilities	(195)	(182)
Net deferred tax assets	$130	$93
On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (“the Act”), was signed into law. The Act made significant changes to the U.S. Internal Revenue Code of 1986, including a decrease in the current corporate federal income tax rate to 21% from 35%, effective January 1, 2018. In conjunction with the enactment of the Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the accounting for certain income tax effects of the Act that may not be complete by the time financial statements are issued. The Bank evaluated all available information and made reasonable estimates of the impact of the Act to substantially all components of its net DTA. The provisional impact of the Act on the net DTA resulted in a non-cash charge of $47 million recorded through income tax expense in 2017 related to items such as foregone interest, equity investments in flow-through entities, certain employee compensation arrangements, FDIC-supported transactions and premises and equipment.
During 2018 after filing its 2017 federal and state tax returns, the Bank finalized its analysis of all net DTAs that existed at December 31, 2017 and made a $2 million tax benefit adjustment on net DTAs as a result of the Act. This adjustment offset the provisional amount of $47 million recognized in 2017 to deferred tax expense, resulting in an overall adjustment of $45 million to net DTAs from the Act. The Bank complied with the requirements of SAB 118 as all impacts of the Act were recognized in the financial statements prior to December 22, 2018.
In 2017, the Bank early adopted the guidance in ASU 2018-02, which allows reclassification from AOCI to retained earnings for the stranded tax effects related to the change in the corporate income tax rate from the Act. The early adoption of the guidance resulted in a $25 million increase to retained earnings out of AOCI as of December 31, 2017.
The amount of net DTAs is included with other assets in the balance sheet. The less than $1 million and $2 million valuation allowances at December 31, 2018 and 2017, respectively, were for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. At December 31,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

2018, excluding the less than $1 million valuation allowance, the tax effect of remaining net operating loss and tax credit carryforwards was $2 million expiring through 2030.
We evaluate the DTAs on a regular basis to determine whether an additional valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more likely than not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that an additional valuation allowance is not required as of December 31, 2018.
We have a liability for unrecognized tax benefits relating to uncertain tax positions for tax credits on technology initiatives. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In millions)	2018	2017	2016

Balance at beginning of year	$6	$4	$5
Tax positions related to current year:
Additions	1	1	1
Reductions	—	—	—
Tax positions related to prior years:
Additions	1	1	1
Reductions	—	—	—
Settlements with taxing authorities	—	—	—
Lapses in statutes of limitations	—	—	(3)
Balance at end of year	$8	$6	$4
At December 31, 2018 and 2017, the liability for unrecognized tax benefits included approximately $7 million and $5 million, respectively (net of the federal tax benefit on state issues) that, if recognized, would affect the effective tax rate. The amount of gross unrecognized tax benefits that may increase or decrease during the 12 months subsequent to December 31, 2018, is dependent on the timing and outcome of various federal and state examinations that are ongoing.
Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. At December 31, 2018 and 2017, accrued interest and penalties recognized in the balance sheet, net of any federal and/or state tax benefits, were less than $1 million.
The Bank files income tax returns in U.S. federal and various state jurisdictions. The Bank is no longer subject to income tax examinations for years prior to 2013 for federal returns and 2012 for certain state returns.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

20.	NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

(In millions, except shares and per share amounts)	2018	2017	2016

Basic:
Net income	$884	$592	$469
Less common and preferred dividends	236	131	115
Undistributed earnings	648	461	354
Less undistributed earnings applicable to nonvested shares	5	4	4
Undistributed earnings applicable to common shares	643	457	350
Distributed earnings applicable to common shares	200	88	57
Total earnings applicable to common shares	$843	$545	$407
Weighted average common shares outstanding (in thousands)	193,589	200,776	203,855
Net earnings per common share	$4.36	$2.71	$2.00
Diluted:
Total earnings applicable to common shares	$843	$545	$407
Weighted average common shares outstanding (in thousands)	193,589	200,776	203,855
Dilutive effect of common stock warrants (in thousands)	11,959	7,778	—
Dilutive effect of stock options (in thousands)	953	1,099	414
Weighted average diluted common shares outstanding (in thousands)	206,501	209,653	204,269
Net earnings per common share	$4.08	$2.60	$1.99
The following schedule presents the weighted average shares of stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

(In thousands)	2018	2017	2016

Restricted stock and restricted stock units	1,602	1,936	2,216

21.	OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. Our banking operations are managed under their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. Performance assessment and resource allocation are based upon this geographical structure. We use an internal funds transfer pricing (“FTP”) allocation system to report results of operations for business segments. This process is continually refined. Total average loans and deposits presented for the banking segments include insignificant intercompany amounts between banking segments and may also include deposits with the Other segment.
As of December 31, 2018, our banking business is conducted through 7 locally managed and branded segments in distinct geographical areas. Zions Bank operates 97 branches in Utah, 23 branches in Idaho, and 1 branch in Wyoming. CB&T operates 90 branches in California. Amegy operates 75 branches in Texas. NBAZ operates 58 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and 1 branch in New Mexico. TCBW operates 1 branch in Washington and 1 branch in Oregon.
The operating segment identified as “Other” includes certain nonbank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments. The major components of net interest income at the Bank’s back-office include the revenue associated with the investments securities portfolio and the offset of the FTP costs and benefits provided to the business segments. Throughout 2016 consolidation efforts continued, which resulted in transitioning full-time equivalent employees from the business segments to the Bank’s

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

back-office units. Due to the continuing nature and timing of this change, the Bank’s back-office units retained more direct expenses in 2016 than in prior years. In the first quarter of 2017 we made changes to the FTP process and internal allocation of central expenses to better reflect the performance of business segments. Prior period amounts have been revised to reflect the impact of these changes had they been instituted in 2016.
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
The following is a summary of selected operating segment information:

(In millions)	Zions Bank			Amegy			CB&T
	2018	2017	2016	2018	2017	2016	2018	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$699	$648	$622	$519	$482	$460	$538	$481	$434
Provision for loan losses	7	19	(22)	(75)	25	163	14	(5)	(9)
Net interest income after provision for loan losses	692	629	644	594	457	297	524	486	443
Noninterest income	150	151	149	126	118	123	82	75	67
Noninterest expense	463	436	424	338	336	326	309	299	290
Income before income taxes	$379	$344	$369	$382	$239	$94	$297	$262	$220
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$12,643	$12,481	$12,538	$11,358	$11,021	$10,595	$10,033	$9,539	$9,211
Total average deposits	15,874	15,986	15,991	11,160	11,096	11,130	11,268	11,030	10,827

(In millions)	NBAZ			NSB			Vectra
	2018	2017	2016	2018	2017	2016	2018	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$231	$204	$190	$151	$131	$122	$137	$127	$120
Provision for loan losses	7	(8)	(3)	—	(11)	(28)	5	1	(8)
Net interest income after provision for loan losses	224	212	193	151	142	150	132	126	128
Noninterest income	39	40	40	41	40	39	24	25	23
Noninterest expense	153	148	144	144	139	137	105	101	97
Income before income taxes	$110	$104	$89	$48	$43	$52	$51	$50	$54
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,608	$4,267	$4,086	$2,394	$2,357	$2,284	$2,924	$2,644	$2,469
Total average deposits	4,931	4,762	4,576	4,286	4,254	4,137	2,761	2,756	2,720

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	TCBW			Other			Consolidated Bank
	2018	2017	2016	2018	2017	2016	2018	2017	2016
SELECTED INCOME STATEMENT DATA
Net interest income	$55	$46	$38	$(100)	$(54)	$(119)	$2,230	$2,065	$1,867
Provision for loan losses	2	2	—	1	1	—	(39)	24	93
Net interest income after provision for loan losses	53	44	38	(101)	(55)	(119)	2,269	2,041	1,774
Noninterest income	5	5	5	85	90	70	552	544	516
Noninterest expense	22	20	19	144	170	148	1,678	1,649	1,585
Income (loss) before income taxes	$36	$29	$24	$(160)	$(135)	$(197)	$1,143	$936	$705
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,118	$926	$791	$347	$266	$88	$45,425	$43,501	$42,062
Total average deposits	1,092	1,107	1,007	1,811	1,209	207	53,183	52,200	50,595

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Financial information by quarter for 2018 and 2017 is as follows:

(In millions, except per share amounts)	Quarters
	First	Second	Third	Fourth	Year
2018
Gross interest income	$588	$606	$631	$656	$2,481
Net interest income	541	548	565	576	2,230
Provision for loan losses	(40)	5	(11)	7	(39)
Noninterest income	138	138	136	140	552
Noninterest expense	411	428	420	419	1,678
Income before income taxes	308	253	292	290	1,143
Net income	238	197	223	226	884
Preferred stock dividends	(7)	(10)	(8)	(9)	(34)
Preferred stock redemption	—	—	—	—	—
Net earnings applicable to common shareholders	231	187	215	217	850
Net earnings per common share:
Basic	1.16	0.95	1.11	1.14	4.36
Diluted	1.08	0.88	1.04	1.08	4.08
2017
Gross interest income	$515	$558	$557	$562	$2,192
Net interest income	489	528	522	526	2,065
Provision for loan losses	23	7	5	(11)	24
Noninterest income	132	132	140	140	544
Noninterest expense	414	405	413	417	1,649
Income before income taxes	184	248	244	260	936
Net income	139	168	161	124	592
Preferred stock dividends	(10)	(12)	(8)	(10)	(40)
Preferred stock redemption	—	(2)	—	—	(2)
Net earnings applicable to common shareholders	129	154	153	114	550
Net earnings per common share:
Basic	0.63	0.76	0.75	0.57	2.71
Diluted	0.61	0.73	0.72	0.54	2.60
Certain prior period amounts have been reclassified to conform with the current year presentation. These reclassifications did not affect net income. See related discussion in Note 1. Individual quarter information may be different than previously reported due to rounding.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The Bank’s management, with the participation of the Bank’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Banks’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2018. There were no changes in the Bank’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 76 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 77.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the Bank’s Proxy Statement to be subsequently filed.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from the Bank’s Proxy Statement to be subsequently filed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following schedule provides information as of December 31, 2018 with respect to the shares of the Bank’s common stock that may be issued under existing equity compensation plans.

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders:

Zions Bancorporation, N.A. 2015 Omnibus Incentive Plan	1,269,127	$31.96	4,407,113

[1]
Column (a) excludes 45,686 shares of unvested restricted stock, 1,400,699 RSUs (each unit representing the right to one share of common stock), and 714,219 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $26.83, granted under the prior plan. The schedule also excludes 21,252 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $5.02, granted under plans assumed in mergers that are outstanding.

Other information required by Item 12 is incorporated by reference from the Bank’s Proxy Statement to be subsequently filed.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the Bank’s Proxy Statement to be subsequently filed.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from the Bank’s Proxy Statement to be subsequently filed.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
(1)    Financial statements – The following consolidated financial statements of Zions Bancorporation, N.A. and subsidiaries are filed as part of this Form 10-K under Item 8, Financial Statements and Supplementary Data:

Consolidated balance sheets – December 31, 2018 and 2017
Consolidated statements of income – Years ended December 31, 2018, 2017 and 2016
Consolidated statements of comprehensive income – Years ended December 31, 2018, 2017 and 2016
Consolidated statements of changes in shareholders’ equity – Years ended December 31, 2018, 2017 and 2016
Consolidated statements of cash flows – Years ended December 31, 2018, 2017 and 2016
Notes to consolidated financial statements – December 31, 2018
(2)    Financial statement schedules – All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.
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

4.1
Senior Debt Indenture dated September 10, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to senior debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2017.
*

4.2
First Supplemental Indenture dated April 21, 2014 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Form S-3 (File No. 333-195408) filed on April 21, 2014.
*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

4.3
Second Supplemental Indenture, dated as of September 30, 2018, by and among The Bank of New York Mellon Trust Company, N.A., as Trustee, ZB, National Association and Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form 8-K filed on October 2, 2018.
*

4.4
Subordinated Debt Indenture dated September 10, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to subordinated debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form 10-K for the year ended December 31, 2017.
*

4.5
Supplemental Indenture dated June 30, 2009 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee (filed herewith).

4.6
Second Supplemental Indenture dated November 5, 2013 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee (filed herewith).

4.7
Third Supplemental Indenture dated April 21, 2014 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.6 of Form S-3 (File No. 333-195408) filed on April 21, 2014.
*

4.8
Fourth Supplemental Indenture, dated as of September 30, 2018, by and among The Bank of New York Mellon Trust Company, N.A., as Trustee, ZB, National Association and Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form 8-K filed on October 2, 2018.
*

4.9
Junior Subordinated Indenture dated August 21, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to junior subordinated debentures of Zions Bancorporation, incorporated by reference to Exhibit 4.3 of Form 10-K for the year ended December 31, 2017.
*

4.10	Warrant to purchase up to 5,789,909 shares of Common Stock, issued on November 14, 2008, incorporated by reference to Exhibit 4.4 of Form 10-K for the year ended December 31, 2013.	*

4.11
Warrant Agreement, between Zions Bancorporation and Zions First National Bank (now known as Zions Bancorporation, National Association), and Warrant Certificate, incorporated by reference to Exhibit 4.5 of Form 10-K for the year ended December 31, 2016.
*

4.12
First Amendment to Warrant Agreement, dated as of September 30, 2018, by and between Zions Bancorporation and ZB, National Association, incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended September 30, 2018.
*

10.1	Zions Bancorporation 2016-2018 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2016.	*

10.2	Zions Bancorporation 2017-2019 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2017.	*

10.3	Zions Bancorporation 2018-2020 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2018.	*

10.4	Zions Bancorporation 2017 Management Incentive Compensation Plan, incorporated by reference to Appendix I of the Bank’s Proxy Statement dated April 14, 2016.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.5	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan (filed herewith).

10.6	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors (filed herewith).

10.7	Amendment to the Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2015.	*

10.8	Amegy Bancorporation, Inc. Fifth Amended and Restated Non-Employee Directors Deferred Fee Plan (Frozen upon merger with Zions Bancorporation in 2005) (filed herewith).

10.9	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2014.	*

10.10	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2014.	*

10.11	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2015.	*

10.12
Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002 (filed herewith).

10.13	Amendment to the Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006 (filed herewith).

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

10.17
Third Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated June 13, 2012, incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 2017.
*

10.18	Fifth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans (filed herewith).

10.19
Sixth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated August 17, 2015, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2015.
*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.20
Seventh Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, effective September 30, 2018, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2018.
*

10.21	Second Amendment to the Zions Bancorporation Pension Plan, dated July 17, 2017, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2017.	*

10.22	Third Amendment to the Zions Bancorporation Pension Plan, dated October 30, 2017, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2018.	*

10.23
Zions Bancorporation Restated Pension Plan effective January 1, 2009, including amendments adopted through December 31, 2013, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2018.
*

10.24	First Amendment to the Zions Bancorporation Restated Pension Plan, effective October 1, 2018, dated October 29, 2018 (filed herewith).

10.25	Second Amendment to the Zions Bancorporation Restated Pension Plan, effective December 31, 2018, dated December 31, 2018 (filed herewith).

10.26
Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 31, 2007, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2018.
*

10.27	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2018, effective January 1, 2019 (filed herewith).

10.28	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006 (filed herewith).

10.29
First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2015.
*

10.30
Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2015.
*

10.31
Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 30, 2010, incorporated by reference to Exhibit 10.27 of
Form 10-K for the year ended December 31, 2015.
*

10.32
Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014, incorporated by reference to Exhibit 10.25 of
Form 10-K for the year ended December 31, 2014.
*

10.33
Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014, incorporated by reference to Exhibit 10.26 of
Form 10-K for the year ended December 31, 2014.
*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.34
Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated August 17, 2015, incorporated by reference to Exhibit 10.2 of
Form 10-Q for the quarter ended September 30, 2015.
*

10.35
Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 27, 2016, incorporated by reference to Exhibit 10.31 of
Form 10-K for the year ended December 31, 2016.
*

10.36
Eighth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective September 30, 2018, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2018.
*

10.37	Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.1 of Form S-8 filed on July 1, 2015.	*

10.38	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.2 of Form S-8 filed on July 1, 2015.	*

10.39	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.3 of Form S-8 filed on July 1, 2015.	*

10.40	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.4 of Form S-8 filed on July 1, 2015.	*

10.41	Form of Restricted Stock Unit Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.5 of Form S-8 filed on July 1, 2015.	*

10.42	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.6 of Form S-8 filed on July 1, 2015.	*

10.43	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.7 of Form S-8 filed on July 1, 2015.	*

10.44	Form of Change in Control Agreement between the Bank and Certain Executive Officers (filed herewith).

10.45	Addendum to Change in Control Agreement, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2014.	*

10.46	Form of Change in Control Agreement between the Bank and Dallas E. Haun, dated May 23, 2008, incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2014.	*

21	List of Subsidiaries of Zions Bancorporation, National Association (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, December 31, 2017, and December 31, 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

* Incorporated by reference
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC and the OCC, upon request, copies of any such instruments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2019    ZIONS BANCORPORATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
February 25, 2019

/s/ Harris H. Simmons	/s/ Paul E. Burdiss
HARRIS H. SIMMONS, Director, Chairman and Chief Executive Officer (Principal Executive Officer)	PAUL E. BURDISS, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alexander J. Hume	/s/ Jerry C. Atkin
ALEXANDER J. HUME, Controller (Principal Accounting Officer)	JERRY C. ATKIN, Director

/s/ Gary L. Crittenden	/s/ Suren K. Gupta
GARY L. CRITTENDEN, Director	SUREN K. GUPTA, Director

/s/ J. David Heaney	/s/ Vivian S. Lee
J. DAVID HEANEY, Director	VIVIAN S. LEE, Director

/s/ Scott J. McLean	/s/ Edward F. Murphy
SCOTT J. MCLEAN, Director	EDWARD F. MURPHY, Director

/s/ Roger B. Porter	/s/ Stephen D. Quinn
ROGER B. PORTER, Director	STEPHEN D. QUINN, Director

/s/ Barbara A. Yastine
BARBARA A. YASTINE, Director