Form 10-Q
period 2019-03-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2019-05-08
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	ZION	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock (expiring May 22, 2020)	ZIONW	The NASDAQ Stock Market LLC
Depositary Shares each representing a 1/40th ownership interest in a share of Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock	ZB/A	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series G Fixed/Floating-Rate Non-Cumulative Perpetual Preferred Stock	ZB/G	New York Stock Exchange
Depositary Shares each representing a 1/40th ownership interest in a share of Series H 5.75% Non-Cumulative Perpetual Preferred Stock	ZB/H	New York Stock Exchange
6.95% Fixed-to-Floating Rate Subordinated Notes due September 15, 2028	ZBK	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock ($0.001 par value) outstanding at April 30, 2019	182,565,329 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
uncertainties related to the application of the National Bank Act of 1863, 12 U.S.C. 38 (the “National Bank Act”) and OCC regulations to the Bank’s corporate affairs as more fully described under “Risk Factors” in our 2018 Annual Report on Form 10-K;

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
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	ASC	Accounting Standards Codification
AFS	Available-for-Sale	ASU	Accounting Standards Update
ALCO	Asset/Liability Committee	ATM	Automated Teller Machine
ALLL	Allowance for Loan and Lease Losses	bps	basis points
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association
AOCI	Accumulated Other Comprehensive Income	CFPB	Consumer Financial Protection Bureau

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

CLTV	Combined Loan-to-Value Ratio	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OCC	Office of the Comptroller of the Currency
CRE	Commercial Real Estate	OCI	Other Comprehensive Income
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	OREO	Other Real Estate Owned
DTA	Deferred Tax Asset	OTTI	Other-Than-Temporary Impairment
EaR	Earnings at Risk	PAGA	Private Attorney General Act
ERM	Enterprise Risk Management	PEI	Private Equity Investment
EVE	Economic Value of Equity at Risk	PPNR	Pre-provision Net Revenue
FASB	Financial Accounting Standards Board	ROC	Risk Oversight Committee
FDIC	Federal Deposit Insurance Corporation	ROU	Right-of-Use
FDICIA	Federal Deposit Insurance Corporation Improvement Act	RULC	Reserve for Unfunded Lending Commitments
FHLB	Federal Home Loan Bank	S&P	Standard and Poor's
FTP	Funds Transfer Pricing	SBA	Small Business Administration
GAAP	Generally Accepted Accounting Principles	SBIC	Small Business Investment Company
HECL	Home Equity Credit Line	SEC	Securities and Exchange Commission
HTM	Held-to-Maturity	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
IMG	International Manufacturing Group	TDR	Troubled Debt Restructuring
LIBOR	London Interbank Offered Rate	Tier 1	Common Equity Tier 1 (Basel III)
Municipalities	State and Local Governments	Topic 842	ASU 2016-02, “Leases”
NASDAQ	National Association of Securities Dealers Automated Quotations	U.S.	United States
NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
NIM	Net Interest Margin	Zions Bancorporation, N.A.	Zions Bancorporation, National Association
NM	Not Meaningful	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Bank has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2018 Annual Report on Form 10-K.
Accounting and Reporting Developments
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard significantly changes how entities will measure credit losses for virtually all financial assets. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity (“HTM”) securities that are measured at amortized cost. The standard requires credit losses relating to available-for-sale (“AFS”) debt securities to be recorded through an allowance rather than a reduction of the carrying amount and replaces the historically required other-than-temporary impairment (“OTTI”) analysis. It also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and expands other disclosure requirements. The new guidance is effective for calendar year-end public companies beginning January 1, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Our implementation team, led jointly by Credit, Treasury, and the Corporate Controller’s group, has developed models to meet the new standard that are being validated. We have started to analyze the results of our models. Next steps include establishing and testing controls, further challenging model results, and finalizing the qualitative allowance process and disclosures.
Based upon our modeling-to-date, we expect more volatility in the credit loss estimate and less comparability among banks when this new standard becomes effective. Comparability will be impacted by, among other items, varying expectations for macroeconomic trends over the near term and loan portfolio composition differences, including expected loan lives. The impact at adoption of this standard is dependent upon the nature and characteristics of our assets in scope of the guidance, macroeconomic conditions and forecasts, as well as other management judgments.
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
The following are non-GAAP financial measures presented in this Form 10-Q and a discussion of the reasons for which management uses these non-GAAP measures:
Return on Average Tangible Common Equity – this schedule also includes “net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax” and “average tangible common equity.” Return on average tangible common equity is a non-GAAP financial measure that management believes provides useful information to management and others about the Bank’s use of shareholders’ equity. Management believes the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income.
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		March 31, 2019	December 31, 2018	September 30, 2018	March 31, 2018

Net earnings applicable to common shareholders (GAAP)		$205	$217	$215	$231
Adjustment, net of tax:
Amortization of core deposit and other intangibles		—	—	—	—
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$205	$217	$215	$231
Average common equity (GAAP)		$7,005	$6,938	$7,024	$7,061
Average goodwill and intangibles		(1,014)	(1,015)	(1,015)	(1,016)
Average tangible common equity (non-GAAP)	(b)	$5,991	$5,923	$6,009	$6,045
Number of days in quarter	(c)	90	92	92	90
Number of days in year	(d)	365	365	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	13.9%	14.5%	14.2%	15.5%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Tangible Equity Ratio, Tangible Common Equity Ratio, and Tangible Book Value per Common Share – this schedule also includes “tangible equity,” “tangible common equity,” and “tangible assets.” Tangible equity ratio, tangible common equity ratio, and tangible book value per common share are non-GAAP financial measures that management believes provides additional useful information about the levels of tangible assets and tangible equity between each other and in relation to outstanding shares of common stock. Management believes the use of ratios that utilize tangible equity provides additional useful information to management and others about capital adequacy because they present measures of those assets that can generate income.
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		March 31, 2019	December 31, 2018	September 30, 2018	March 31, 2018

Total shareholders’ equity (GAAP)		$7,588	$7,578	$7,553	$7,644
Goodwill and intangible		(1,014)	(1,015)	(1,015)	(1,016)
Tangible equity (non-GAAP)	(a)	6,574	6,563	6,538	6,628
Preferred stock		(566)	(566)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$6,008	$5,997	$5,972	$6,062
Total assets (GAAP)		$69,195	$68,746	$66,731	$66,481
Goodwill and intangible		(1,014)	(1,015)	(1,015)	(1,016)
Tangible assets (non-GAAP)	(c)	$68,181	$67,731	$65,716	$65,465
Common shares outstanding (thousands)	(d)	182,513	187,554	192,169	197,050
Tangible equity ratio (non-GAAP)	(a/c)	9.64%	9.69%	9.95%	10.12%
Tangible common equity ratio (non-GAAP)	(b/c)	8.81%	8.85%	9.09%	9.26%
Tangible book value per common share (non-GAAP)	(b/d)	$32.92	$31.97	$31.08	$30.76
Efficiency Ratio and Adjusted Pre-Provision Net Revenue – this schedule also includes “adjusted noninterest expense,” “net interest margin,” “adjusted taxable-equivalent revenue,” “pre-provision net revenue (“PPNR”),” and “adjusted PPNR.” The methodology of determining the efficiency ratio may differ among companies. Management makes adjustments to exclude certain items as identified in the subsequent schedule which it believes allows for more consistent comparability among periods. Management believes the efficiency ratio provides useful information regarding the cost of generating revenue. Adjusted noninterest expense provides a measure as to how well the Bank is managing its expenses, and adjusted PPNR enables management and others to assess the Bank’s ability to generate capital to cover credit losses through a credit cycle. Net interest margin allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources.
Adjusted Pre-Tax Pre-Provision Net Revenue per Share – this schedule uses “adjusted pre-provision net revenue” as calculated in the efficiency ratio, which is divided by the weighted average diluted shares for the period. As mentioned previously, Management believes that adjusted PPNR enables management and others to assess the Bank’s ability to generate capital to cover credit losses through a credit cycle. Dividing this amount by the weighted average diluted shares outstanding provides a shareholder’s perspective of PPNR growth.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		Three Months Ended			Year Ended
		March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2018

Efficiency Ratio
Noninterest expense (GAAP)	(a)	$430	$420	$419	$1,679
Adjustments:
Severance costs		—	2	—	3
Other real estate expense, net		(1)	—	—	1
Amortization of core deposit and other intangibles		—	—	—	1
Restructuring costs		—	—	—	2
Total adjustments	(b)	(1)	2	—	7
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$431	$418	$419	$1,672
Net interest income (GAAP)	(d)	$576	$576	$542	$2,230
Fully taxable-equivalent adjustments	(e)	6	6	5	22
Net interest margin (non-GAAP)[1]	(d+e)=f	582	582	547	2,252
Noninterest income (GAAP)	g	132	140	138	552
Combined income (non-GAAP)	(f+g)=(h)	714	722	685	2,804
Adjustments:
Fair value and nonhedge derivative income (loss)		(3)	(3)	1	(1)
Securities gains (losses), net		1	2	—	1
Total adjustments	(i)	(2)	(1)	1	—
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$716	$723	$684	$2,804
Pre-provision net revenue (PPNR) (non-GAAP)	(h)-(a)	$284	$302	$266	$1,125
Adjusted PPNR (non-GAAP)	(j-c)	285	305	265	1,132
Efficiency ratio (non-GAAP)	(c/j)	60.2%	57.8%	61.3%	59.6%

Adjusted PPNR per share
Adjusted PPNR (non-GAAP)	(k)	$285	$305	$265	$1,132
Diluted shares (in thousands)	(l)	195,241	199,048	210,243	206,501
Adjusted PPNR per share (non-GAAP)	(k)/(l)	$1.46	$1.53	$1.26	$5.48
RESULTS OF OPERATIONS
Executive Summary
The Bank reported net earnings applicable to common shareholders of $205 million, or $1.04 per diluted common share for the first quarter of 2019, compared with net earnings applicable to common shareholders of $231 million, or $1.09 per diluted common share for the first quarter of 2018. The financial performance in the first quarter of 2019 reflects consistent net interest income, moderate balance sheet growth, solid expense control, continued strong credit quality, and progress on key technology and process simplification initiatives, partially offset by a slight decline in customer-related fees. During the first quarter of 2019, the Bank successfully implemented the second phase of its three-phase multi-year project to replace its core loan and deposit systems. With this milestone reached, we now have substantially all our retail, commercial, and commercial real estate (“CRE”) loans on a new modern core platform.
Net income decreased by $25 million from $238 million in the first quarter of 2018 to $213 million in the first quarter of 2019 due the provision for credit losses moving from a large negative provision to a small positive provision, an $11 million increase in noninterest expense, and a $6 million decrease in noninterest income, partially offset by a $34 million increase in net interest income and a $9 million decrease in income taxes.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Net interest income increased from the first quarter of 2018 to the first quarter of 2019 primarily from loan growth and increases in short-term interest rates, partially offset by an increase in interest expense. The provision for credit losses increased from $(47) million in the first quarter of 2018, which was primarily due to oil and gas-related credit quality improvement, to $4 million in the first quarter of 2019, reflecting loan growth and generally stable credit quality in the total loan portfolio.
When comparing the first quarter of 2019 to the first quarter of 2018, customer-related fees decreased by $3 million, or 2%, primarily due to a decrease in service charges and fees on deposit accounts. Salaries and employee benefits increased $18 million during this same time period due to increases in base salaries from annual salary merit increases and headcount, increased 401(k) plan contributions, increased employee medical expense and a decline in deferred salaries. FDIC premiums decreased by $7 million from the first quarter of 2018 to the first quarter of 2019, positively impacting net income.
Adjusted PPNR of $285 million for the first quarter of 2019 was up $20 million, or 8%, from the first quarter of 2018. The first quarter of 2018 included $11 million of interest income recoveries of at least $1 million per loan, while there were no such recoveries in the first quarter of 2019. Adjusted for these interest income recoveries, the increase in adjusted PPNR would be 12%. The increase in PPNR reflects operating leverage improvement resulting from moderate loan growth and increases in short-term interest rates, partially offset by increased interest expense and noninterest expense primarily from increased salaries and employee benefits. See “Noninterest Expense” for a more detailed discussion regarding the increased salary and employee benefits expense. The Bank’s efficiency ratio was 60.2% in the first quarter of 2019 compared with 61.3% in the first quarter of 2018 and 57.8% in the fourth quarter of 2018. The Bank is committed to further improvement of the efficiency ratio in 2019. See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of adjusted PPNR.
Our average loan portfolio increased $2.3 billion, or 5%, since the first quarter of 2018. We have seen widespread growth across most products and geographies, with particular strength in construction, 1-4 family residential loans, and all categories of commercial loans. Asset quality has continued to improve during the past several quarters. Credit quality in the oil and gas-related portfolio continues to strengthen and it has remained strong in the rest of the lending portfolio. Overall, from the first quarter of 2018 to the first quarter of 2019, criticized, classified, and nonaccrual loans declined by $306 million, $294 million, and $153 million, respectively.
We continue to focus on the return on- and of- capital. Return on average tangible common equity was 13.9% for the first quarter of 2019, down 160 basis points (“bps”) from the same prior year period, and our return on average assets decreased by 19 bps during the same period, primarily as a result of the negative provision in the first quarter of 2018. Regarding the return of capital, during the first quarter of 2019, the Bank repurchased 5.5 million shares of common stock for $275 million, which is equivalent to 2.9% of common stock outstanding as of December 31, 2018. Dividends per common share were $0.30 in the first quarter of 2019, compared with $0.20 for the first quarter of 2018. In April 2018, the Bank announced that its board of directors declared a regular quarterly dividend of $0.30 per common share, payable May 23, 2019 to shareholders of record on May 16, 2019. Additionally, the Board approved a plan to repurchase $275 million of common stock during the second quarter of 2019. The share repurchases have resulted in higher returns being provided to shareholders. For example, while adjusted PPNR increased 8% from the first quarter of 2018, adjusted PPNR per share increased 16% from the same prior year period. See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of adjusted PPNR per share. See “Capital Management” on page 30 for more information regarding the Bank’s stress testing and capital planning.
Areas of focus for 2019
In 2019, we are focused on ongoing initiatives related to Bank profitability and returns on- and of-equity. While our profitability and returns on equity in the first quarter of 2019 compared to the first quarter of 2018 have remained consistent when adjusted for the provision for credit losses and interest income recoveries, our capital distributed as a percentage of net earnings applicable to common shareholders increased to 161% from 67% for the same periods.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

We are committed to achieve positive operating leverage and a high single-digit annual percentage growth for PPNR, and achieved an 8% growth from the first quarter of 2018 to the first quarter of 2019. We continue to implement technology upgrades and process simplification to ensure current and future performance.
We are also focused on reducing potential earnings volatility and are actively adjusting our interest rate risk profile to move towards a more neutral interest-rate sensitive position and to protect against a decline in interest rates. During the first quarter of 2019, we added approximately $3 billion of interest rate floors and $700 million of interest rate swaps. See “Interest Rate and Market Risk Management” on page 24 for further information regarding our interest rate risk management and Note 7 of the Notes to the Consolidated Financial Statements for further information regarding our use of derivative instruments. See “Areas of focus for 2019” in our 2018 Annual Report on Form 10-K for a discussion of the major areas of emphasis in 2019.
Net Interest Income
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income increased to $576 million in the first quarter of 2019 from $542 million in the first quarter of 2018. The $34 million, or 6%, increase in net interest income was primarily due to a $73 million increase in interest and fees on loans, resulting from increases in short-term interest rates and generally wide-spread loan growth, partially offset by an increase in interest expense.
Interest income in the first quarter of 2018 was positively impacted by $11 million of interest income recoveries of at least $1 million per loan, while there were no such recoveries in the first quarter of 2019. Adjusting for these interest income recoveries, net interest income would have increased by $45 million, or 8%.
Interest expense increased $52 million from the first quarter of 2018 to the first quarter of 2019 due to higher interest rates paid and an increase in deposits and long-term debt, partially offset by a decrease in short-term borrowings.
Net Interest Margin and Interest Rate Spreads
The net interest margin (“NIM”) was 3.68% and 3.56% for the first quarters of 2019 and 2018, respectively, and 3.67% for the fourth quarter of 2018, and reflects a higher loan yield with only a moderate increase in funding costs. Excluding the effect of the previously mentioned interest income recoveries, the NIM would have been 3.49% for the first quarter of 2018. The NIM for the first quarter of 2019, compared with the same prior year period, benefited from increases in short-term interest rates. The NIM has benefited from the stability of noninterest-bearing demand deposits in a rising interest rate environment.
Average interest-earning assets increased $1.9 billion from the first quarter of 2018 to the first quarter of 2019, with average rates improving 44 bps. Adjusting for the interest income recoveries in the first quarter of 2018, the yield on interest-earning assets would have increased 51 bps from the same prior year period. Average interest-bearing liabilities increased $2.2 billion in the first quarter of 2019 compared with the first quarter of 2018. The average rate on interest-bearing liabilities increased 54 bps from the first quarter of 2018 to the first quarter of 2019 due to rising interest rates and increased rates paid on deposits and long-term debt.
The average loan portfolio increased $2.3 billion, or 5%, between the first quarter of 2018 and the first quarter of 2019. Most of this growth was in construction, 1-4 family residential loans, and all categories of commercial loans. The average loan yield increased 42 bps over the same period, with increases in the average rates for commercial, CRE, and consumer loans of 35 bps, 64 bps, and 36 bps, respectively. Benchmark interest rates have increased several times during the last couple of years, which has had a positive impact on NIM and spreads, as our earning assets generally reprice quicker than our funding sources. A portion of our variable-rate loans were not affected by these changes primarily due to having longer reset frequencies, or because a substantial portion of our earning assets are tied to longer-term rate indices. The longer-term rates were impacted by a relatively flat yield curve during the last several quarters. Over the next four quarters, we expect moderate total loan growth.
Average AFS securities balances decreased $0.2 billion from the first quarter of 2018 to the first quarter of 2019. Yields on average AFS securities increased by 31 bps over the same period, and was primarily a result of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

reinvesting principal cash flows from fixed-rate securities at higher rates and rising market interest rates on variable-rate securities.
Average noninterest-bearing demand deposits were generally stable and provided us with low cost funding and comprised approximately 43% and 45% of average total deposits for the first quarters of 2019 and 2018, respectively. Average total deposits were $53.9 billion for the first quarter of 2019 compared with $52.0 billion for the first quarter of 2018. Average interest-bearing deposits were $30.7 billion in the first quarter of 2019, compared with $28.6 billion for the same prior year period. The daily average benchmark Federal Funds target rate increased from 1.54% to 2.50% between the first quarter of 2018 and the first quarter of 2019, or 96 bps, while the rate paid on the Bank’s average interest-bearing deposits increased 47 bps, implying a deposit beta of 49%, and the rate paid on total average deposits increased 28 bps. We refer to “deposit beta” as a measure of the changes in rates paid to customers compared with changes in the average benchmark interest rates.
We have been selectively increasing deposit pricing in certain markets and with certain clients, but we have not generally experienced significant pressure to broadly increase deposit rates. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers, which provide us with a low cost of funds and have a positive impact on our NIM. Including wholesale borrowings, the rate paid on interest-bearing liabilities increased 54 bps. Further information regarding deposit assumptions is discussed in “Interest Rate and Market Risk Management” on page 24.
Average short-term borrowings decreased $0.4 billion compared with the same prior year period and the average interest rate paid increased by 103 bps as a result of rising short-term interest rates. Between the March 31, 2018 and March 31, 2019, we issued $1.0 billion of senior long-term debt which reduced the amount of short-term borrowing needed.
The spread on average interest-bearing funds was 3.22% and 3.32% for the first quarters of 2019 and 2018, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM. While the spread on average interest-bearing funds decreased, the NIM still expanded as a result of the increasing value of noninterest-bearing deposits in a higher-rate environment. Because of the nature of our deposits being operating accounts for businesses and households, we expect our noninterest-bearing deposits to remain a competitive advantage. The spread on average interest-earning assets for the first quarter of 2019 decreased by 3 bps, if adjusted for the previously discussed $11 million interest recoveries recognized, or 7 bps, in the prior year period.
Interest rate spreads and margin are impacted by the mix of assets we hold, the composition of our loan and securities portfolios and the type of funding used. Additionally, as interest rates increase, our noninterest-bearing deposits become more valuable. In the first quarter of 2019 our noninterest-bearing sources of funds contributed 46 bps to the margin compared with 24 bps in the first quarter of 2018. We expect the mix of interest-earning assets to continue to change over the next four quarters primarily due to moderate-to-strong growth in 1-4 family residential, municipal, commercial and industrial, and owner-occupied loans, and stable-to-moderate growth in oil and gas and commercial real estate loans.
Our estimates of the Bank’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Although the federal funds target rate has increased 150 bps during the past couple of years, we have not experienced significant migration of our noninterest-bearing demand deposits which we attribute to the operating nature of many of our deposit accounts. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 24.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,268	$9	2.73%	$1,495	$6	1.70%
Securities:
Held-to-maturity	829	8	3.72	789	7	3.54
Available-for-sale	14,724	90	2.49	14,948	80	2.18
Trading account	107	1	4.52	102	1	4.00
Total securities [2]	15,660	99	2.57	15,839	88	2.25
Loans held for sale	63	—	1.70	51	—	3.94
Loans and leases [3]
Commercial	24,427	304	5.05	23,040	267	4.70
Commercial real estate	11,335	148	5.31	11,065	128	4.67
Consumer	11,409	121	4.30	10,759	105	3.94
Total loans and leases	47,171	573	4.93	44,864	500	4.51
Total interest-earning assets	64,162	681	4.31	62,249	594	3.87
Cash and due from banks	554			592
Allowance for loan losses	(499)			(523)
Goodwill and intangibles	1,014			1,016
Other assets	3,353			3,032
Total assets	$68,584			$66,366
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$26,021	35	0.54%	$25,296	12	0.19%
Time	4,674	22	1.90	3,280	8	1.00
Total interest-bearing deposits	30,695	57	0.75	28,576	20	0.28
Borrowed funds:
Federal funds purchased and other short-term borrowings	5,289	33	2.57	5,707	22	1.54
Long-term debt	880	9	4.08	383	5	5.83
Total borrowed funds	6,169	42	2.78	6,090	27	1.81
Total interest-bearing liabilities	36,864	99	1.09	34,666	47	0.55
Noninterest-bearing deposits	23,221			23,417
Other liabilities	928			656
Total liabilities	61,013			58,739
Shareholders’ equity:
Preferred equity	566			566
Common equity	7,005			7,061
Total shareholders’ equity	7,571			7,627
Total liabilities and shareholders’ equity	$68,584			$66,366
Spread on average interest-bearing funds			3.22%			3.32%
Impact of net noninterest-bearing sources of funds			0.46			0.24
Net interest margin		$582	3.68		$547	3.56
Memo: total cost of deposits, annualized			0.43			0.15
Memo: total deposits and interest-bearing liabilities	$60,085	99	0.67	$58,083	47	0.33

[1]
Rates are calculated using amounts in thousands and taxable-equivalent rates used where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.

[2]	Quarter-to-date interest on total securities includes $31 million and $33 million of taxable-equivalent premium amortization, as of March 31, 2019 and March 31, 2018, respectively.

[3]	Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Provision for Credit Losses
The provision for credit losses is the combination of both the provision for loan losses and the provision for unfunded lending commitments. Note 6 of our 2018 Annual Report on Form 10-K and “Credit Risk Management” on page 19 contains information on how we determine the appropriate level for the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”).
The provision for credit losses was $4 million in the first quarter of 2019, compared with $(47) million in the first quarter of 2018, which was primarily due to oil and gas-related credit quality improvement. The increase from the first quarter of 2018 to the first quarter of 2019 reflects loan growth and generally stable credit quality in the total loan portfolio. Classified and nonaccrual loans in the total portfolio declined by $294 million and $153 million, respectively, from the first quarter of 2018 to the first quarter of 2019. During the first quarter of 2019, there were zero net charge-offs, compared with net charge-offs of $5 million during the first quarter of 2018.
The provision for loan losses was $2 million during the first quarter of 2019, compared with $(40) million during the first quarter of 2018. This increase was primarily as a result of the previously mentioned loan growth and qualitative adjustments.
During the first quarter of 2019, we recorded a $2 million provision for unfunded lending commitments, compared with a $(7) million provision in the first quarter of 2018. This increase was primarily due to increased unfunded lending commitments and generally stable credit quality. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings, and changes in credit quality.
The allowance for credit losses (“ACL”), which is the combination of both the ALLL and the RULC, increased $32 million, when compared with the first quarter of 2018. This was mainly due to the loan growth and increases in qualitative adjustments described previously.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. We believe a subtotal of customer-related fees provides a good view of income over which we have more direct control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses. For the first quarter of 2019, noninterest income decreased $6 million, or 4%, compared with the first quarter of 2018, primarily due to a $3 million decrease in customer-related fees, a $2 million decrease in dividends and other investment income, and a $2 million decrease in other noninterest income. The following schedule presents a comparison of the major components of noninterest income.
NONINTEREST INCOME

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2019	2018

Service charges and fees on deposit accounts	$40	$42	$(2)	(5)%
Other service charges, commissions and fees	54	55	(1)	(2)
Wealth management and trust income	13	12	1	8
Loan sales and servicing income	5	6	(1)	(17)
Capital markets and foreign exchange	8	8	—	—
Customer-related fees	120	123	(3)	(2)
Dividends and other investment income	9	11	(2)	(18)
Securities gains, net	1	—	1	NM
Other	2	4	(2)	(50)
Total noninterest income	$132	$138	$(6)	(4)

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Customer-related fees decreased $3 million, or 2% from the first quarter of 2018 to the first quarter of 2019 primarily from a $2 million decrease in service charges and fees on deposit accounts. The decrease in service charges and fees on deposit accounts was largely attributable to an unfavorable impact from the earnings credit rate associated with noninterest-bearing demand deposits and softness in retail and small business service charges.
Dividends and other investment income decreased by $2 million primarily as a result of increases in the market values of the Company’s Small Business Investment Company (“SBIC”) investments in the first quarter of 2018 that did not reoccur in the first quarter of 2019. Other noninterest income decreased $2 million primarily due to a decrease in credit valuation adjustments on client-related derivatives, partially offset by a gain on the sale of a minor product line.
Noninterest Expense
Noninterest expense increased by $11 million, or 3%, from the first quarter of 2018 to the first quarter of 2019. As discussed subsequently, adjusted noninterest expense also increased 3% over the same period. The Bank remains focused on expense control efforts, while continuing to invest in technology and process simplification initiatives. As previously mentioned, during the first quarter of 2019, the Bank successfully implemented the second phase of its three-phase multi-year project to replace its core loan and deposit systems, upgrading its commercial loans core system. The Bank continues to work on upgrading its primary deposit system. This 3% increase is within our targeted growth rate of low single-digit percentage range relative to the prior year.
The following schedule presents a comparison of the major components of noninterest expense.
NONINTEREST EXPENSE

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2019	2018

Salaries and employee benefits	$287	$269	$18	7%
Occupancy, net	33	31	2	6
Furniture, equipment and software, net	32	33	(1)	(3)
Other real estate expense, net	(1)	—	(1)	NM
Credit-related expense	6	7	(1)	(14)
Professional and legal services	11	12	(1)	(8)
Advertising	5	5	—	—
FDIC premiums	6	13	(7)	(54)
Other	51	49	2	4
Total noninterest expense	$430	$419	$11	3
Adjusted noninterest expense [1]	$431	$419	$12	3
1 For information on non-GAAP financial measures see “GAAP to Non-GAAP Reconciliations” on page 6
Salary and employee benefits expense was up $18 million in the first quarter of 2019, compared with the first quarter of 2018. In the first quarter of 2019, we increased some key benefits to employees which are designed to appropriately reward our employees for significantly improved financial performance. The increase in salaries and employee benefits was primarily due to a $6 million increase in base salaries resulting from annual salary merit increases and employee headcount, a $3 million increase in the Bank’s contribution to the employee 401(k) plan as a result of an increased matching contribution and higher profit sharing, and a $2 million increase in incentive compensation. The remaining $7 million increase was primarily a result of an increase in share-based compensation and employee medical expenses, and a decline in deferred salaries.
These increases in noninterest expense were partially offset by a $7 million decrease in FDIC premiums due to the elimination of the FDIC surcharge for large banks because the required Deposit Insurance Fund reserve ratio has been met.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Adjusted noninterest expense for the first quarter of 2019 increased $12 million, or 3%, to $431 million, compared with $419 million for the same prior year period. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items, which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of the efficiency ratio). We expect adjusted noninterest expense for 2019 to experience an increase in the low single-digit percentage range relative to the prior year.
Income Taxes
Income tax expense for the first quarter of 2019 was $61 million compared with $70 million for the same prior year period. The effective income tax rates were 22.3% and 22.7% for the first quarters of 2019 and 2018, respectively. Note 13 of the Notes to Consolidated Financial Statements contains additional information about the factors that influenced the income tax rates and information about deferred income tax assets and liabilities. The effective tax rate for 2019 is expected to be approximately 23%, including the effects of stock-based compensation.
Preferred Stock Dividends
Preferred stock dividends have been consistent over the past year and were $8 million and $7 million during the first quarters of 2019 and 2018, respectively.
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
Average interest-earning assets were $64.2 billion for the first three months of 2019, compared with $62.2 billion for the first three months of 2018. Average interest-earning assets as a percentage of total average assets were 94% for both the first three months of 2019 and 2018.
Average loans were $47.2 billion and $44.9 billion for the first three months of 2019 and 2018, respectively. Average loans as a percentage of total average assets for the first three months of 2019 were 69%, compared with 68% in the same prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 15% to $1.3 billion for the first three months of 2019, compared with $1.5 billion for the first three months of 2018. Average securities decreased by 1% for the first three months of 2019, compared with the first three months of 2018.
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenue for the Bank. Refer to the “Liquidity Risk Management” section on page 28 for additional information on management of liquidity and funding. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of our 2018 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

INVESTMENT SECURITIES PORTFOLIO

	March 31, 2019			December 31, 2018
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$764	$764	$762	$774	$774	$767
Available-for-sale
U.S. Treasury securities	40	40	40	40	40	40
U.S. Government agencies and corporations:
Agency securities	1,408	1,407	1,398	1,395	1,394	1,375
Agency guaranteed mortgage-backed securities	10,245	10,384	10,284	10,093	10,236	10,014
Small Business Administration loan-backed securities	1,762	1,919	1,877	1,871	2,042	1,996
Municipal securities	1,154	1,270	1,283	1,178	1,303	1,291
Other debt securities	25	25	22	25	25	21
Total available-for-sale	14,634	15,045	14,904	14,602	15,040	14,737
Total investment securities	$15,398	$15,809	$15,666	$15,376	$15,814	$15,504
The amortized cost of investment securities at March 31, 2019 remained stable from the balances at December 31, 2018. Approximately 34% of the investment securities are floating rate as of March 31, 2019.
The investment securities portfolio includes $411 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. Premium amortization for the three months ended March 31, 2019, was approximately $31 million, compared with approximately $33 million for the same period in 2018, reducing the yield on securities by 86 bps compared with a 89 bps impact for the same period in 2018.
As of March 31, 2019, under the GAAP fair value accounting hierarchy, 0.3% of the $14.9 billion fair value of the AFS securities portfolio was valued at Level 1, 99.7% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2018, 0.3% of the $14.7 billion fair value of AFS securities portfolio was valued at Level 1, 99.7% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of our 2018 Annual Report on Form 10-K for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.
The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	March 31, 2019	December 31, 2018

Loans and leases	$1,774	$1,661
Held-to-maturity – municipal securities	764	774
Available-for-sale – municipal securities	1,283	1,291
Trading account – municipal securities	133	89
Unfunded lending commitments	159	144
Total direct exposure to municipalities	$4,113	$3,959
At March 31, 2019, one municipal loan with a balance of approximately $1 million was on nonaccrual. Most of the municipal loan and lease portfolio is secured by real estate, equipment, or is a general obligation of a municipal entity. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at March 31, 2019 and December 31, 2018.
Loan Portfolio
For the first three months of 2019 and 2018, average loans accounted for 69% and 68%, respectively, of total average assets. As presented in the following schedule, the largest category was commercial and industrial loans, which constituted 31% of our loan portfolio at March 31, 2019.
LOAN PORTFOLIO

	March 31, 2019		December 31, 2018
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,758	31.0%	$14,513	31.0%
Leasing	312	0.7	327	0.7
Owner-occupied	7,754	16.3	7,661	16.4
Municipal	1,774	3.7	1,661	3.6
Total commercial	24,598	51.7	24,162	51.7
Commercial real estate:
Construction and land development	2,343	4.9	2,186	4.7
Term	9,187	19.3	8,939	19.1
Total commercial real estate	11,530	24.2	11,125	23.8
Consumer:
Home equity credit line	2,884	6.1	2,937	6.3
1-4 family residential	7,294	15.3	7,176	15.4
Construction and other consumer real estate	636	1.3	643	1.4
Bankcard and other revolving plans	489	1.0	491	1.0
Other	175	0.4	180	0.4
Total consumer	11,478	24.1	11,427	24.5
Total net loans	$47,606	100.0%	$46,714	100.0%
Loan portfolio growth during the first three months of 2019 was widespread across loan products and geographies with particular strength in total commercial real estate, commercial and industrial, consumer 1-4 family residential, and municipal loans. The growth in the loan portfolio was primarily at Amegy Bank (“Amegy”) and National Bank of Arizona (“NBAZ”).
Other Noninterest-Bearing Investments
During the first three months of 2019, the Bank decreased its short-term borrowings with the Federal Home Loan Bank (“FHLB”) by $1.25 billion. This decrease also led to a decline in FHLB activity stock, which consequently decreased by $50 million during the year. Aside from this decrease, other noninterest-bearing investments remained relatively stable as set forth in the following schedule.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	March 31, 2019	December 31, 2018

Bank-owned life insurance	$518	$516
Federal Home Loan Bank stock	140	190
Federal Reserve stock	131	139
Farmer Mac stock	51	54
SBIC investments	139	132
Non-SBIC investment funds	11	12
Other	3	3
Total other noninterest-bearing investments	$993	$1,046
Premises, Equipment, and Software
Net premises, equipment, and software increased $1 million, or 0.1%, during the first three months of 2019. In 2017, the Bank implemented the first phase of our core lending and deposit systems replacement project, which replaced the Bank’s primary consumer lending systems. During the first quarter of 2019, the Bank successfully implemented the second phase of this project by replacing its primary commercial and commercial real estate lending systems. With this milestone reached, we now have substantially all our retail, commercial and commercial real estate loans on a new modern core platform. The Bank is well underway with the project to convert its deposit servicing system by 2022. The total core replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule shows the total amount of costs capitalized, less accumulated depreciation, by phase for the core replacement project.

	March 31, 2019
(In millions)	Phase 1	Phase 2	Phase 3	Total
Capitalized costs for the core replacement project
Total amount capitalized, less accumulated depreciation	$61	$88	$39	$188
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Bank. Average total deposits for the first three months of 2019 increased by 4%, compared with the first three months of 2018, with average interest-bearing deposits increasing by 7% and average noninterest-bearing deposits decreasing by 1%. The average interest rate paid for interest-bearing deposits was 47 bps higher during the first three months of 2019, compared with the first three months of 2018.
Demand, savings, and money market deposits were 91% and 92% of total deposits at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019 and December 31, 2018, total deposits included $2.6 billion and $2.2 billion, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 28 for additional information on funding and borrowed funds.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

committees of which the Enterprise Risk Management Committee is the focal point for the monitoring and review of enterprise risk.
Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from our lending activities, as well as from off-balance sheet credit instruments. For a more comprehensive discussion of credit risk management, see “Credit Risk Management” in our 2018 Annual Report on Form 10-K.
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of March 31, 2019, the principal balance of these loans was $564 million, and the guaranteed portion of these loans was $427 million. Most of these loans were guaranteed by the SBA. The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	March 31, 2019	Percent guaranteed	December 31, 2018	Percent guaranteed

Commercial	$541	75%	$537	75%
Commercial real estate	14	79	14	79
Consumer	9	100	9	100
Total loans	$564	76	$560	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	March 31, 2019		December 31, 2018
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,639	10.7%	$2,636	10.9%
Retail trade [1]	2,514	10.2	2,434	10.0
Manufacturing	2,204	9.0	2,145	8.9
Finance and insurance	1,876	7.6	2,036	8.4
Healthcare and social assistance	1,753	7.1	1,695	7.0
Wholesale trade	1,590	6.5	1,527	6.3
Transportation and warehousing	1,417	5.8	1,328	5.5
Construction	1,277	5.2	1,194	4.9
Mining, quarrying, and oil and gas extraction	1,216	4.9	1,206	5.0
Utilities[2]	1,192	4.8	1,163	4.8
Hospitality and food services	1,002	4.1	1,005	4.2
Professional, scientific, and technical services	918	3.7	859	3.6
Other Services (except Public Administration)	848	3.5	887	3.7
Other [3]	4,152	16.9	4,047	16.8
Total	$24,598	100.0%	$24,162	100.0%

[1]
At both March 31, 2019 and December 31, 2018, 83% of retail trade consist of motor vehicle and parts dealers, gas stations, grocery stores, building material suppliers, and direct-to-consumer retailers.

[2]	Includes primarily utilities, power, and renewable energy.

[3]	No other industry group exceeds 3.5%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	3/31/2019	$1,208	$2,888	$610	$609	$1,544	$1,340	$414	$574	$9,187	79.7%
% of loan type		13.2%	31.4%	6.6%	6.6%	16.8%	14.6%	4.5%	6.3%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2019	0.3%	0.2%	0.2%	—%	0.1%	0.1%	—%	0.3%	0.2%
	12/31/2018	—%	—%	—%	0.2%	—%	0.1%	—%	—%	—%
≥ 90 days	3/31/2019	—%	0.1%	—%	—%	0.1%	0.1%	—%	—%	0.1%
	12/31/2018	—%	0.1%	0.2%	—%	0.4%	0.1%	—%	—%	0.1%
Accruing loans past due 90 days or more	3/31/2019	$—	$—	$—	$—	$—	$1	$—	$—	$1
	12/31/2018	—	—	1	—	—	—	—	—	1
Nonaccrual loans	3/31/2019	$2	$6	$—	$—	$4	$5	$—	$15	$32
	12/31/2018	2	8	—	1	8	6	—	13	38
Residential construction and land development
Balance outstanding	3/31/2019	$39	$327	$77	$2	$208	$55	$1	$8	$717	6.2%
% of loan type		5.5%	45.6%	10.7%	0.3%	29.0%	7.7%	0.1%	1.1%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2018	—%	—%	0.2%	—%	0.7%	—%	—%	—%	0.2%
≥ 90 days	3/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2018	—%	—%	—%	—%	0.1%	—%	—%	—%	—%
Accruing loans past due 90 days or more	3/31/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2018	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2018	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	3/31/2019	$142	$275	$69	$85	$393	$457	$164	$41	$1,626	14.1%
% of loan type		8.7%	16.9%	4.3%	5.2%	24.2%	28.1%	10.1%	2.5%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2019	—%	1.1%	—%	—%	0.3%	1.1%	—%	—%	0.6%
	12/31/2018	—%	0.4%	—%	—%	—%	—%	—%	—%	0.1%
≥ 90 days	3/31/2019	—%	—%	—%	—%	—%	0.2%	—%	—%	0.1%
	12/31/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	3/31/2019	$—	$—	$—	$—	$—	$1	$—	$—	$1
	12/31/2018	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2019	$—	$—	$—	$—	$—	$1	$—	$—	$1
	12/31/2018	—	—	—	—	—	—	—	—	—
Total construction and land development	3/31/2019	$181	$602	$146	$87	$601	$512	$165	$49	$2,343
Total commercial real estate	3/31/2019	$1,389	$3,490	$756	$696	$2,145	$1,852	$579	$623	$11,530	100.0%

[1]	No other geography exceeds $96 million for all three loan types.

[2]	Delinquency rates include nonaccrual loans.
Approximately 11% of the CRE term loans consist of mini-perm loans as of March 31, 2019. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

five years. The remaining 89% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $231 million, or 10%, of the commercial construction and land development portfolio at March 31, 2019 consists of land acquisition and development loans. Most of these land acquisition and development loans are secured by specific retail, apartment, office, or other projects.
For a more comprehensive discussion of commercial real estate loans, see the “Commercial Real Estate Loans” section in our 2018 Annual Report on Form 10-K.
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
We are also engaged in Home Equity Credit Line (“HECL”) lending. At both March 31, 2019 and December 31, 2018, our HECL portfolio totaled $2.9 billion. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	March 31, 2019	December 31, 2018

Secured by first deeds of trust	$1,410	$1,458
Secured by second (or junior) liens	1,474	1,479
Total	$2,884	$2,937
At March 31, 2019, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 89% of our HECL portfolio is still in the draw period, and approximately 15% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized ratio of net charge-offs to average balances for the first three months of 2019 and 2018 for the HECL portfolio was (0.09)% and 0.06%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.50% at March 31, 2019, compared with 0.55% at December 31, 2018.
Total nonaccrual loans at March 31, 2019 decreased $18 million from December 31, 2018, primarily in the commercial and industrial loan portfolio. The largest total decrease in nonaccrual loans occurred at Amegy, mainly due to improvements in the oil and gas-related portfolio.
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
The following schedule sets forth our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	March 31, 2019	December 31, 2018

Nonaccrual loans [1]	$234	$252
Other real estate owned	6	4
Total nonperforming assets	$240	$256
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.50%	0.55%
Accruing loans past due 90 days or more	$8	$10
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.02%	0.02%
Nonaccrual loans and accruing loans past due 90 days or more	$242	$262
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	0.51%	0.56%
Accruing loans past due 30-89 days	$142	$65
Nonaccrual loans[1] current as to principal and interest payments	58.9%	58.5%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs decreased $28 million, or 14%, during the first three months of 2019, primarily due to payments and payoffs. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	March 31, 2019	December 31, 2018

Restructured loans – accruing	$98	$112
Restructured loans – nonaccruing	76	90
Total	$174	$202
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended March 31,
(In millions)	2019	2018

Balance at beginning of period	$202	$226
New identified TDRs and principal increases	6	51
Payments and payoffs	(28)	(34)
Charge-offs	(4)	(1)
No longer reported as TDRs	—	(11)
Sales and other	(2)	(2)
Balance at end of period	$174	$229
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.
The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	Three Months Ended March 31, 2019	Twelve Months Ended December 31, 2018	Three Months Ended March 31, 2018

Loans and leases outstanding (net of unearned income)	$47,606	$46,714	$45,083
Average loans and leases outstanding (net of unearned income)	$47,171	$45,425	$44,864
Allowance for loan losses:
Balance at beginning of period	$495	$518	$518
Provision for loan losses	2	(39)	(40)
Charge-offs:
Commercial	8	46	20
Commercial real estate	1	5	—
Consumer	3	18	6
Total	12	69	26
Recoveries:
Commercial	6	68	18
Commercial real estate	3	9	2
Consumer	3	8	1
Total	12	85	21
Net loan and lease charge-offs (recoveries)	—	(16)	5
Balance at end of period	$497	$495	$473
Ratio of annualized net charge-offs to average loans and leases	—%	(0.04)%	0.05%
Ratio of allowance for loan losses to net loans and leases, at period end	1.04%	1.06%	1.05%
Ratio of allowance for loan losses to nonaccrual loans, at period end	212%	201%	131%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	205%	193%	125%
The total ALLL increased during the first three months of 2019 by $2 million as a result of improved loan growth and increases in qualitative adjustments.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

reserve are shown separately in the statement of income. At March 31, 2019, the reserve increased by $2 million from December 31, 2018, and increased by $8 million from March 31, 2018.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
In addition, we assume certain correlation rates, often referred to as a “deposit beta,” of interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation rate, while interest-on-checking accounts are assumed to have a lower correlation rate. Actual results may differ materially due to factors including competitive pricing, money supply, credit worthiness of the Bank, and so forth; however, we use our historical experience as well as industry data to inform our assumptions.
The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule.
DEPOSIT ASSUMPTIONS

	March 31, 2019
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.2%	2.9%
Money market	3.0%	1.1%
Savings and interest-on-checking	3.0%	2.4%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	March 31, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(4.8)%	—%	3.0%	5.3%	8.1%

[1]	Assumes rates cannot go below zero in the negative rate shift.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

For non-maturity interest-bearing deposits, the weighted average modeled beta is 45%. If the weighted average deposit beta increased to 55% it would decrease the EaR in the +200bps shock from 5.3% to 2.6%.
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. During the past year, an increase in short-term rates has led to a flatter yield curve as longer-term rates have not increased at the same pace as short-term rates. If we consider a flattening rate shock where the short-term rate moves +200bps but the ten-year rate only moves +30bps, the increase in earnings is 33% lower over 12 months compared with the parallel +200bps rate shock.
For comparative purposes, the December 31, 2018 measures are presented in the following schedule.

	December 31, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(5.3)%	—%	3.4%	5.1%	10.1%

[1]	Assumes rates cannot go below zero in the negative rate shift.
The asset-sensitivity as measured by EaR decreased slightly quarter-over-quarter due to changes in the investment securities and funding compositions.
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest-bearing deposits, the weighted average modeled beta is 45%. If the weighted average deposit beta increased to 55% it would decrease the EVE in the +200bps shock from (2.4)% to (5.4)%.

	March 31, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	3.1%	—%	(0.2)%	(2.4)%	(4.8)%

[1]	Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2018 measures are presented in the following schedule. The changes in EVE measures from December 31, 2018 are driven by increases in interest rates which increase the expected life of certain assets and decrease the expected life of certain liabilities.

	December 31, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100 bps	0 bps	+100 bps	+200 bps	+300 bps

Economic Value of Equity	(2.5)%	—%	(2.1)%	(5.6)%	(5.4)%

[1]	Assumes rates cannot go below zero in the negative rate shift.
Our focus on business banking also plays a significant role in determining the nature of the Bank’s asset-liability management posture. At March 31, 2019, $21 billion of the Bank’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 98% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $4.3 billion of cash flow hedges by receiving fixed rates on interest rate swaps or through purchased interest rate floors. Additionally, asset-sensitivity is reduced due to $66 million of variable-rate loans being priced at floored rates at March 31, 2019, which were above the “index plus spread” rate by an average of 62 bps. At March 31, 2019, we also had $3.4 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $9 million were priced at floored rates, which were above the “index plus spread” rate by an average of 79 bps.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
In July 2017, the Financial Conduct Authority, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. LIBOR makes up the most liquid and common interest rate index in the world and is commonly referenced in financial instruments. We have exposure to LIBOR in various aspects through its financial contracts. We are currently working with various industry groups and internal working groups to determine an appropriate replacement index for affected contracts that expire after the expected discontinuation of LIBOR on December 31, 2021. Instruments that may be impacted include loans, securities, and derivatives, among other financial contracts indexed to LIBOR and that mature after December 31, 2021. We are actively working to address any impacted contracts but realize that amending certain contracts indexed to LIBOR may require consent from the counterparties which could be difficult and costly to obtain in certain limited circumstances.
Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed income securities.
At March 31, 2019, we had a relatively small amount, $316 million, of trading assets and $52 million of securities sold, not yet purchased, compared with $106 million and $85 million, respectively, at December 31, 2018.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the first quarter of 2019, the after-tax change in AOCI attributable to AFS securities increased by $121 million, due largely to changes in the interest rate environment, compared with a $126 million decrease in the same prior year period.
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
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was approximately $139 million and $132 million at March 31, 2019 and December 31, 2018, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early-stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $11 million at both March 31, 2019 and December 31, 2018.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Liquidity Risk Management
Overview
Liquidity refers to our capacity to meet our cash and collateral obligations and to manage both expected and unexpected cash flows without adversely impacting the operations or financial strength of the Bank. Sources of liquidity include both traditional forms of funding, such as deposits, borrowings, and equity and unencumbered assets, such as marketable loans and securities. The Bank continues to perform liquidity stress tests and assess its portfolio of highly liquid assets (sufficient to cover 30-day funding needs under the stress scenarios). At March 31, 2019, our investment securities portfolio of $16.0 billion and cash and money market investments of $1.7 billion collectively comprised 26% of total assets.
Liquidity Management Actions
The Bank’s consolidated cash, interest-bearing deposits held as investments, and security resell agreements decreased to $1.6 billion at March 31, 2019 from $2.4 billion at December 31, 2018. During the first quarter of 2019 uses of cash were primarily from (1) loan originations, (2) repayment of short-term borrowings, (3) repurchases of our common stock, and (4) dividends on common and preferred stock. The primary sources of cash during the same period were from (1) the issuance of long-term debt, (2) a net increase in deposits, and (3) a decrease in federal funds sold.
The Bank’s loan to total deposit ratio has remained consistent and was 87% at March 31, 2019 compared with 86% at December 31, 2018, indicating a slightly higher loan growth than deposit growth. The Bank’s core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, was $51.1 billion at March 31, 2019 compared with $51.2 billion at December 31, 2018.
Total deposits increased to $54.5 billion at March 31, 2019, from $54.1 billion at December 31, 2018. The increase for the first quarter of 2019 was a result of a $592 million and $228 million increase in time deposits and savings and money market deposits, respectively, partially offset by a $386 million decrease in noninterest-bearing demand deposits.
During the first quarter of 2019, the Bank issued a $500 million senior note with an interest rate of 3.35% and a maturity date of March 4, 2022. At March 31, 2019, maturities of our long-term senior and subordinated debt ranged from August 2021 to September 2028.
The Bank’s cash payments for interest, reflected in operating expenses, increased to $95 million during the first quarter of 2019 from $44 million during the first quarter of 2018 primarily due to an increase in deposits, long-term debt, and interest rates. Additionally, the Bank paid approximately $66 million of dividends on preferred stock and common stock for the first quarter of 2019 compared with $49 million for the first quarter of 2018. Dividends paid per common share increased from $0.20 in the first quarter of 2018 to $0.30 in the first quarter of 2019. In April 2019, the Board approved a quarterly common dividend of $0.30 per share.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate the Bank’s debt at an investment-grade level. The Bank’s credit ratings did not change during the first quarter of 2019 and are presented in the following schedule.

CREDIT RATINGS
as of April 30, 2019:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

S&P	Stable	BBB+	BBB	A-2
Fitch	Positive	BBB	BBB-
Kroll	Stable	A-	BBB+	K2

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity and a significant source of funding. Zions Bancorporation, N.A. is a member of the FHLB of Des Moines. The FHLB allows member banks to borrow against their eligible loans and securities to satisfy liquidity and funding requirements. The Bank is required to invest in FHLB and Federal Reserve stock to maintain their borrowing capacity.
At March 31, 2019, the amount available for additional FHLB and Federal Reserve borrowings was approximately $15.7 billion, compared with $13.8 billion at December 31, 2018. Loans with a carrying value of approximately $23.4 billion at March 31, 2019 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings compared with $22.6 billion at December 31, 2018. At March 31, 2019, we had $3.3 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $4.5 billion of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2018. At March 31, 2019, our total investment in FHLB and Federal Reserve stock was $140 million and $131 million, respectively, compared with $190 million and $139 million at December 31, 2018.
Our investment activities can provide or use cash, depending on the asset-liability management posture taken. During the first quarter of 2019, HTM and AFS investment securities’ activities resulted in a net increase in investment securities and a net $26 million decrease in cash, compared with a net $59 million increase in cash for the first quarter of 2018.
Maturing balances in the Bank’s loan portfolios also provide additional flexibility in managing cash flows. Lending activity for the first quarter of 2019 resulted in a net cash outflow of $860 million compared with a net cash outflow of $311 million for the first quarter of 2018.
We may also, from time to time, issue additional preferred stock, senior or subordinated notes or other forms of capital or debt instruments, depending on our capital, funding, asset-liability management or other needs as market conditions warrant and subject to any required regulatory approvals. Management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. A more comprehensive discussion of liquidity risk management, including certain contractual obligations, is contained in our 2018 Annual Report on Form 10-K.
Operational Risk Management
Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. In our ongoing efforts to identify and manage operational risk, we have an ERM department whose responsibility is to help employees, management and the Board of Directors to assess, understand, measure, manage, and monitor risk in accordance with our Risk Appetite Framework. We have documented both controls and the Control Self-Assessment related to financial reporting under the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”).
Periodic reviews by the Bank’s Compliance Risk Management, Internal Audit and Credit Examination departments are conducted on a regular basis, and the Data Governance department also provides key governance surrounding data integrity and availability oversight. We are continually improving our oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported on a regular basis to enterprise management committees.
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
For a more comprehensive discussion of operational risk management see our 2018 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

CAPITAL MANAGEMENT
Overview
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. The bank has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. The Bank continues to utilize stress testing as the primary mechanism to inform its decisions on the appropriate level of capital and capital actions, based upon actual and hypothetically-stressed economic conditions. The timing and amount of capital actions are subject to various factors, including the Bank's financial performance, business needs, prevailing and anticipated economic conditions, and OCC approval.
Capital Management Actions
During the first quarter of 2019, the Bank repurchased 5.5 million shares of common stock, or 2.9% of common stock outstanding as of December 31, 2018, for $275 million at an average price of $50.03 per share. During the last four quarters, the Bank repurchased 16.3 million shares of common stock, or 8.3% of common stock outstanding as of March 31, 2018, for $830 million at an average price of $50.96 per share. In April 2019, the Bank announced that the Board of Directors approved a plan to repurchase $275 million of common stock during the second quarter of 2019. Shares may be repurchased occasionally in the open market, through privately negotiated transactions, utilizing Rule 10b5-1 plans or otherwise.
The Bank paid common dividends of $56 million, or $0.30 per share, during the first quarter of 2019 compared to $39 million, or $0.20 per share, during the first quarter of 2018. In April 2019, the Board of Directors declared a quarterly dividend of $0.30 per common share payable on May 23, 2019 to shareholders of record on May 16, 2019. The Bank also paid dividends on preferred stock of $10 million for both the first quarters of 2019 and 2018. See Note 9 for additional detail about capital management transactions during the first quarter of 2019.
CAPITAL DISTRIBUTIONS

	Three Months Ended
(Dollar amounts in millions)	March 31, 2019	December 31, 2018	March 31, 2018
Common dividends paid	$56	$57	$40
Bank common stock repurchased – from publicly announced plans	275	250	115
Total capital distributed to common shareholders	$331	$307	$155
Capital distributed as a percentage of net earnings applicable to common shareholders	161%	141%	67%
Total shareholders’ equity has remained consistent and was $7.6 billion at both March 31, 2019 and March 31, 2018. The primary increases in shareholders’ equity during the first quarter of 2019 was net income of $213 million and $128 million from an increase in the fair value of our AFS securities due largely to changes in the interest rate environment. The primary decreases during the same time period was $275 million from repurchases of Bank common stock and $66 million from common and preferred stock dividends paid.
Weighted average diluted shares decreased by 15 million compared with the first quarter of 2018, primarily due to Bank share repurchases and a decrease in the Bank’s common share price which reduced the dilutive impact of warrants outstanding. As of March 31, 2019, the Bank had 29.3 million ZIONW warrants outstanding with an exercise price of $34.61 which expire on May 22, 2020.
The following schedule presents diluted shares from the outstanding common stock warrants at March 31, 2019 at various Zions Bancorporation, N.A. common stock market prices as of April 30, 2019, excluding the effect of changes in exercise cost and warrant share multiplier from the future payment of common stock dividends.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation, N.A. Common Stock Market Price	Diluted Shares (000s)

$30.00	0
35.00	2,026
40.00	5,646
45.00	8,461
50.00	10,713
55.00	12,556
60.00	14,091
65.00	15,391
See Note 9 of the Notes to Consolidated Financial Statements for additional information on our common stock warrants.
Basel III Capital Requirements
The Bank is subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. We met all capital adequacy requirements under the Basel III Capital Rules as of March 31, 2019. The following schedule presents the Bank’s capital and performance ratios as of March 31, 2019, December 31, 2018 and March 31, 2018.
CAPITAL RATIOS

	March 31, 2019	December 31, 2018	March 31, 2018

Tangible common equity ratio[1]	8.8%	8.9%	9.3%
Tangible equity ratio[1]	9.6%	9.7%	10.1%
Average equity to average assets (three months ended)	11.0%	11.2%	11.5%
Basel III risk-based capital ratios:
Common equity tier 1 capital	11.3%	11.7%	12.2%
Tier 1 leverage	9.9%	10.3%	10.5%
Tier 1 risk-based	12.3%	12.7%	13.3%
Total risk-based	13.5%	13.9%	14.8%
Return on average common equity (three months ended)	11.9%	12.4%	13.3%
Return on average tangible common equity (three months ended)[1]	13.9%	14.5%	15.5%

[1]	See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding these ratios.
At March 31, 2019, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.7 billion and $7.3 billion, respectively, compared with $6.8 billion and $7.4 billion, respectively, at December 31, 2018. Tangible book value per common share increased to $32.92 at March 31, 2019 compared with $30.76 at March 31, 2018. A more detailed discussion of capital management and Basel III requirements, including implications for the Bank, is contained in “Capital Standards – Basel Framework” under Part 1, Item 1, “Capital Management”, and Note 14 of the Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

ITEM 1.	FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from banks	$536	$614
Money market investments:
Interest-bearing deposits	702	619
Federal funds sold and security resell agreements	438	1,461
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $762 and $767)	764	774
Available-for-sale, at fair value	14,904	14,737
Trading account, at fair value	316	106
Total securities	15,984	15,617
Loans held for sale	69	93
Loans and leases, net of unearned income and fees	47,606	46,714
Less allowance for loan losses	497	495
Loans held for investment, net of allowance	47,109	46,219
Other noninterest-bearing investments	993	1,046
Premises, equipment and software, net	1,125	1,124
Goodwill and intangibles	1,014	1,015
Other real estate owned	6	4
Other assets	1,219	934
Total Assets	$69,195	$68,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$23,259	$23,645
Interest-bearing:
Savings and money market	26,348	26,120
Time	4,928	4,336
Total deposits	54,535	54,101
Federal funds purchased and other short-term borrowings	4,944	5,653
Long-term debt	1,228	724
Reserve for unfunded lending commitments	59	57
Other liabilities	841	633
Total liabilities	61,607	61,168
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 182,513 and 187,554 shares)	—	—
Additional paid-in capital	3,541	3,806
Retained earnings	3,603	3,456
Accumulated other comprehensive income (loss)	(122)	(250)
Total shareholders’ equity	7,588	7,578
Total liabilities and shareholders’ equity	$69,195	$68,746
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share amounts)	Three Months Ended March 31,
	2019	2018
Interest income:
Interest and fees on loans	$570	$497
Interest on money market investments	9	6
Interest on securities	96	86
Total interest income	675	589
Interest expense:
Interest on deposits	57	20
Interest on short- and long-term borrowings	42	27
Total interest expense	99	47
Net interest income	576	542
Provision for credit losses:
Provision for loan losses	2	(40)
Provision for unfunded lending commitments	2	(7)
Total provision for credit losses	4	(47)
Net interest income after provision for loan losses	572	589
Noninterest income:
Service charges and fees on deposit accounts	40	42
Other service charges, commissions and fees	54	55
Wealth management and trust income	13	12
Loan sales and servicing income	5	6
Capital markets and foreign exchange	8	8
Customer-related fees	120	123
Dividends and other investment income	9	11
Securities gains, net	1	—
Other	2	4
Total noninterest income	132	138
Noninterest expense:
Salaries and employee benefits	287	269
Occupancy, net	33	31
Furniture, equipment and software, net	32	33
Other real estate expense, net	(1)	—
Credit-related expense	6	7
Professional and legal services	11	12
Advertising	5	5
FDIC premiums	6	13
Other	51	49
Total noninterest expense	430	419
Income before income taxes	274	308
Income taxes	61	70
Net income	213	238
Preferred stock dividends	(8)	(7)
Net earnings applicable to common shareholders	$205	$231
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	184,767	196,722
Diluted shares (in thousands)	195,241	210,243
Net earnings per common share:
Basic	$1.10	$1.16
Diluted	1.04	1.09
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018

Net income for the period	$213	$238
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	122	(126)
Net unrealized gains (losses) on other noninterest-bearing investments	(3)	1
Net unrealized holding gains (losses) on derivative instruments	8	(3)
Reclassification adjustment for decrease in interest income recognized in earnings on derivative instruments	1	—
Other comprehensive income (loss)	128	(128)
Comprehensive income	$341	$110
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2018	$566	187,554	$—	$3,806	$3,456	$(250)	$7,578
Net income for the period					213		213
Other comprehensive income, net of tax						128	128
Cumulative effect adjustment, adoption of ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities					(3)		(3)
Bank common stock repurchased		(5,506)		(276)			(276)
Net shares issued from stock warrant exercises		1
Net activity under employee plans and related tax benefits		464		11			11
Dividends on preferred stock					(7)		(7)
Dividends on common stock, $0.30 per share					(56)		(56)
Balance at March 31, 2019	$566	182,513	$—	$3,541	$3,603	$(122)	$7,588

Balance at December 31, 2017	$566	197,532	$4,445	$—	$2,807	$(139)	$7,679
Net income for the period					238		238
Other comprehensive loss, net of tax						(128)	(128)
Cumulative effect adjustment, adoption of ASU 2014-09, Revenue from Contracts with Customers					1		1
Bank common stock repurchased		(2,277)	(122)				(122)
Net shares issued from stock warrant exercises		1,042
Net activity under employee plans and related tax benefits		753	23				23
Dividends on preferred stock					(7)		(7)
Dividends on common stock, $0.20 per share					(40)		(40)
Balance at March 31, 2018	$566	197,050	$4,346	$—	$2,999	$(267)	$7,644
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$213	$238
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Provision for credit losses	4	(47)
Depreciation and amortization	44	43
Share-based compensation	14	13
Deferred income tax expense	15	13
Net decrease (increase) in trading securities	(210)	4
Net increase in loans held for sale	(1)	(33)
Change in other liabilities	(43)	4
Change in other assets	(70)	48
Other, net	(8)	(8)
Net cash provided by (used in) operating activities	(42)	275
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	940	(117)
Proceeds from maturities and paydowns of investment securities held-to-maturity	101	59
Purchases of investment securities held-to-maturity	(91)	(57)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	587	669
Purchases of investment securities available-for-sale	(623)	(612)
Net change in loans and leases	(860)	(311)
Purchases and sales of other noninterest-bearing investments	54	(31)
Purchases of premises and equipment	(25)	(28)
Other, net	4	(1)
Net cash provided by (used in) investing activities	87	(429)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	435	347
Net change in short-term funds borrowed	(709)	1,890
Repayments of debt over 90 days and up to one year	—	(2,000)
Proceeds from the issuance of long-term debt	497	—
Proceeds from the issuance of common stock	4	10
Dividends paid on common and preferred stock	(66)	(49)
Bank common stock repurchased	(276)	(122)
Other, net	(8)	—
Net cash provided by (used in) financing activities	(123)	76
Net decrease in cash and due from banks	(78)	(78)
Cash and due from banks at beginning of period	614	548
Cash and due from banks at end of period	$536	$470
Cash paid for interest	$95	$44
Net cash paid (refunds received) for income taxes	(2)	1
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	5	3
Loans held for investment reclassified to loans held for sale, net	—	15
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

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
Operating results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2018 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank’s 2018 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

2.	RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Bank

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU significantly changes how entities will measure credit losses for virtually all financial assets and certain other instruments that are not measured at fair value through net income that have the contractual right to receive cash. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity (“HTM”) securities that are measured at amortized cost. The standard requires credit losses relating to available-for sale (“AFS”) debt securities to be recorded through an allowance for credit loss (“ACL”) rather than a reduction of the carrying amount and replaces the historically required other-than-temporary impairment (“OTTI”) analysis. It also changes the accounting for purchased credit-impaired debt securities and loans.
The standard retains many of the current disclosure requirements in U.S. GAAP and expands other disclosure requirements. The new guidance is effective for calendar year-end public companies beginning January 1, 2020. Early adoption is permitted as of January 1, 2019.

January 1, 2020
Our implementation team, led jointly by Credit, Treasury, and the Corporate Controller’s group, has developed models to meet the new standard that are being validated. We have started to analyze the results of our models. Next steps include establishing and testing controls, further challenging model results, and finalizing the qualitative allowance process and disclosures.
Based on our current analysis, we believe the standard may potentially have a material impact on the Bank’s financial statements, and we expect more volatility in the credit loss estimate over economic cycles.
Transition to the new standard is through a cumulative-effect adjustment to the opening retained earnings as of the beginning of the first period of adoption, January 1, 2020. The Bank does not plan to early adopt this new guidance.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
This ASU removes the requirements in step two of the current goodwill impairment model, eliminating the requirement to calculate and compare the implied fair value of the reporting entity with the carrying amount of that entity, including goodwill, to measure any impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its implied fair value of goodwill (i.e., measure the charge based on step one of the current guidance).
The standard also continues to allow entities to perform an optional qualitative goodwill impairment assessment before determining whether to proceed to the quantitative step one. The standard is effective for the Bank as of January 1, 2020. Early adoption is allowed for any goodwill impairment test performed after January 1, 2017.
January 1, 2020
We do not currently expect this guidance will have a material impact on the Bank’s financial statements since the fair values of our reporting units were not lower than their respective carrying amounts of goodwill at the time of our impairment analysis for 2018 and there were no decreases in the fair value identified for the relevant reporting units in the first quarter of 2019 and there continues to be no future expected decreases the relevant fair values in the foreseeable future.
The Bank is not planning to early adopt this new guidance. The transition and adoption provisions are to be applied prospectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards adopted by the Bank during 2019

ASU 2016-02, Leases (Topic 842) and subsequent related ASUs
Although lessor accounting was left materially unchanged by ASU 2016-02 (and all related ASUs which together have been codified in ASC 842), ASC 842 requires that all lessees recognize a right-of-use asset and an offsetting lease liability for all leases with a term greater than 12 months. As the lessee, we adopted an accounting policy election, by class of underlying asset, to not recognize lease assets or liabilities for leases with a term of 12 months or less.
The recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or operating lease. ASC 842 requires additional disclosures to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. These new quantitative and qualitative disclosure requirements are detailed further in Note 8.
January 1, 2019
The Bank adopted ASC 842 at the beginning of the current quarter using the second of two permitted modified retrospective approaches for initial adoption. Under this method, the Bank recorded a right-of use asset of approximately $225 million and an offsetting lease liability of approximately $242 million. The impact to retained earnings upon adoption was not material.
See Note 8 for additional details on the financial statement impact of completing the adoption of ASC 842.

ASU 2017-08, Nonrefundable Fees and Other Costs (Subtopic 310-20). Premium Amortization on Purchased Callable Debt Securities
The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The standard requires the premium of qualifying debt securities to be amortized to the earliest call date. The update does not change the accounting for callable debt securities held at a discount.

January 1, 2019
We adopted this standard at the beginning of the current quarter using a modified retrospective transition approach. As a result of adoption, we recorded a $3 million decrease to retained earnings on January 1, 2019, as a cumulative effect adjustment.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
The purpose of this ASU is to improve the effectiveness of disclosures in the notes to the financial statements. This Update removes, modifies, and makes certain additions to the disclosure requirements for fair value measurement.
The mandatory adoption date of the guidance in this ASU is for the first fiscal period beginning after December 15, 2019, with early adoption permitted.

January 1, 2019
We early adopted this ASU in the current quarter. This standard will be applied prospectively. The changes to the disclosure requirements for fair value measurements are immaterial to the financial statements and can be found in Note 3.

ASU 2018-15, Intangibles – Goodwill and Other-Internal- Use Software (Topic 350-40): Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract
This ASU aligns the requirements for capitalizing implementation costs associated with Cloud Computing Arrangements that meet the definition of a service contract with requirements already provided for costs associated with internal-use software. Additionally, it clarifies that:
-The amortization period for capitalized amounts will be the noncancelable hosting contract term plus any expected renewal periods.
-Entities in a hosting arrangement that is a service contract must provide certain qualitative and quantitative disclosures.
-Transition for those not already following the provisions of this ASU can be applied either retrospectively or prospectively.
January 1, 2019
We early adopted this ASU in the current quarter. The Bank has historically been applying the guidance as clarified in this ASU. Consequently, the adoption of the ASU did not have a material impact on the Bank’s financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

3.	FAIR VALUE
Fair Value Measurement
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For a discussion of the Bank’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 3 of our 2018 Annual Report on Form 10-K.
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	March 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$40	$13,559	$—	$13,599
Municipal securities		1,283		1,283
Other debt securities		22		22
Total Available-for-sale	40	14,864	—	14,904
Trading account	161	155		316
Other noninterest-bearing investments:
Bank-owned life insurance		518		518
Private equity investments			107	107
Other assets:
Agriculture loan servicing and interest-only strips			17	17
Deferred compensation plan assets	107			107
Derivatives:
Derivatives designated as hedges		9		9
Derivatives not designated as hedges:
Customer-facing interest rate		69		69
Other interest rate		1		1
Foreign exchange	3			3
Total Assets	$311	$15,616	$124	$16,051
LIABILITIES
Securities sold, not yet purchased	$52	$—	$—	$52
Other liabilities:
Deferred compensation plan obligations	107			107
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		22		22
Other interest rate		1		1
Foreign exchange	2			2
Total Liabilities	$161	$23	$—	$184
1 We used a third-party pricing service to measure fair value for approximately 94% of our AFS Level 2 securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$40	$13,385	$—	$13,425
Municipal securities		1,291		1,291
Other debt securities		21		21
Total Available-for-sale	40	14,697	—	14,737
Trading account	14	92		106
Other noninterest-bearing investments:
Bank-owned life insurance		516		516
Private equity investments			102	102
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	95			95
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		40		40
Other interest rate		1		1
Foreign exchange	4			4
Total Assets	$153	$15,346	$120	$15,619
LIABILITIES
Securities sold, not yet purchased	$85	$—	$—	$85
Other liabilities:
Deferred compensation plan obligations	95			95
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		36		36
Other interest rate		1		1
Foreign exchange	2			2
Total Liabilities	$182	$37	$—	$219
1 We used a third-party pricing service to measure fair value for approximately 95% of our AFS Level 2 securities.
Level 3 Valuations
The Bank’s Level 3 holdings include private equity investments (“PEIs”), agriculture loan servicing, and interest-only strips. For additional information regarding the financial instruments measured under Level 3, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2018 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended
	March 31, 2019		March 31, 2018
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of period	$102	$18	$95	$18
Securities gains (losses), net	1	—	—	—
Other noninterest income	—	(1)	—	—
Purchases	4	—	5	—
Balance at end of period	$107	$17	$100	$18
The reconciliation of Level 3 instruments does not include any realized gains and losses in the statement of income during the three months ended March 31, 2019 and 2018.
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In millions)	Fair value at March 31, 2019				Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$—	$—	$—	$—	$1	$1
Impaired loans	—	2	—	2	—	32	—	32
Other real estate owned	—	1	—	1	—	—	—	—
Total	$—	$3	$—	$3	$—	$32	$1	$33
The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In millions)	Three Months Ended March 31,
	2019	2018
ASSETS
Private equity investments	$—	$—
Impaired loans	(4)	(4)
Other real estate owned	—	(1)
Total	$(4)	$(5)
During the three months ended March 31, we recognized less than $1 million of net gains in 2019 and 2018 from the sale of OREO properties that had a carrying value, at the time of sale, of approximately $1 million during these same periods. Prior to their sale, we recognized an insignificant amount of impairment on these properties during the three months ended March 31, 2019 and 2018.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $10 million at March 31, 2019 and December 31, 2018. Amounts of other noninterest-bearing investments carried at cost were $272 million at March 31, 2019 and $329 million at December 31, 2018, which were comprised of Federal Reserve

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

and Federal Home Loan Bank (“FHLB”) stock. Private equity investments accounted for using the equity method were $36 million at March 31, 2019 and $35 million at December 31, 2018.
Impaired (or nonperforming) loans that are collateral-dependent were measured at fair value based on the fair value of the collateral. OREO was measured initially at fair value based on collateral appraisals at the time of transfer and subsequently at the lower of cost or fair value. For additional information regarding the measurement of fair value for impaired loans, collateral-dependent loans, and OREO, see Note 3 of our 2018 Annual Report on Form 10-K.
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	March 31, 2019			December 31, 2018
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$764	$762	2	$774	$767	2
Loans and leases (including loans held for sale), net of allowance	47,178	46,197	3	46,312	45,251	3
Financial liabilities:
Time deposits	4,928	4,921	2	4,336	4,319	2
Long-term debt	1,228	1,240	2	724	727	2
This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2018 Annual Report on Form 10-K.

4.	OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	March 31, 2019
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$739	$(301)	$438	$—	$—	$438
Derivatives (included in other assets)	82	—	82	(21)	(5)	56
Total assets	$821	$(301)	$520	$(21)	$(5)	$494
Liabilities:
Federal funds and other short-term borrowings	$5,245	$(301)	$4,944	$—	$—	$4,944
Derivatives (included in other liabilities)	25	—	25	(21)	—	4
Total Liabilities	$5,270	$(301)	$4,969	$(21)	$—	$4,948

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$1,461	$—	$1,461	$—	$—	$1,461
Derivatives (included in other assets)	45	—	45	(35)	(3)	7
Total assets	$1506	$—	$1506	$(35)	$(3)	$1468
Liabilities:
Federal funds and other short-term borrowings	$5,653	$—	$5,653	$—	$—	$5,653
Derivatives (included in other liabilities)	39	—	39	(35)	(1)	3
Total Liabilities	$5,692	$—	$5,692	$(35)	$(1)	$5,656
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
Investment Securities
Securities are classified as HTM, AFS or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses, after applicable taxes, are recorded as net increases or decreases to accumulated other comprehensive income (“AOCI”). Realized gains and losses on AFS securities are determined by using the cost basis of each individual security. Trading securities are carried at fair value with gains and losses recognized in current period earnings. The purchase premiums for callable debt securities classified as HTM or AFS are amortized at a constant effective yield to the earliest call date. The purchase premiums and discounts for all other HTM and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized in interest income in the period the principal is reduced. Note 3 of our 2018 Annual Report on Form 10-K discusses the process to estimate fair value for investment securities.

	March 31, 2019
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$764	$4	$6	$762
Available-for-sale
U.S. Treasury securities	40	—	—	40
U.S. Government agencies and corporations:
Agency securities	1,407	2	11	1,398
Agency guaranteed mortgage-backed securities	10,384	36	136	10,284
Small Business Administration loan-backed securities	1,919	1	43	1,877
Municipal securities	1,270	16	3	1,283
Other debt securities	25	—	3	22
Total available-for-sale	15,045	55	196	14,904
Total investment securities	$15,809	$59	$202	$15,666

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$774	$4	$11	$767
Available-for-sale
U.S. Treasury securities	40	—	—	40
U.S. Government agencies and corporations:
Agency securities	1,394	—	19	1,375
Agency guaranteed mortgage-backed securities	10,236	18	240	10,014
Small Business Administration loan-backed securities	2,042	1	47	1,996
Municipal securities	1,303	4	16	1,291
Other debt securities	25	—	4	21
Total available-for-sale debt securities	15,040	23	326	14,737
Total investment securities	$15,814	$27	$337	$15,504
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of March 31, 2019, by expected timing of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019
	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$252	$252	$2,147	$2,125
Due after one year through five years	329	328	5,984	5,928
Due after five years through ten years	132	132	4,441	4,406
Due after ten years	51	50	2,473	2,445
Total debt investment securities	$764	$762	$15,045	$14,904
The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	March 31, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$—	$24	$6	$415	$6	$439
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	—	46	11	994	11	1,040
Agency guaranteed mortgage-backed securities	2	270	134	6,799	136	7,069
Small Business Administration loan-backed securities	13	876	30	898	43	1,774
Municipal securities	—	40	3	458	3	498
Other	—	—	3	12	3	12
Total available-for-sale	15	1,232	181	9,161	196	10,393
Total investment securities	$15	$1,256	$187	$9,576	$202	$10,832

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$86	$10	$438	$11	$524
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2	245	17	913	19	1,158
Agency guaranteed mortgage-backed securities	16	1,081	224	6,661	240	7,742
Small Business Administration loan-backed securities	19	1,180	28	711	47	1,891
Municipal securities	2	266	14	641	16	907
Other	—	—	4	11	4	11
Total available-for-sale	39	2,772	287	8,937	326	11,709
Total investment securities	$40	$2,858	$297	$9,375	$337	$12,233
At March 31, 2019 and December 31, 2018, respectively, 464 and 606 HTM and 1,891 and 2,588 AFS investment securities were in an unrealized loss position.
Other-Than-Temporary Impairment
The Bank did not recognize any OTTI on its investment securities portfolio during the first three months of 2019. We review investment securities on a quarterly basis for the presence of OTTI. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At March 31, 2019, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. For additional information on our policy and evaluation process relating to OTTI, see Note 5 of our 2018 Annual Report on Form 10-K.
The following summarizes gains and losses that were recognized in the statement of income:

	Three Months Ended March 31,
	2019		2018
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses

Investment securities:
Other noninterest-bearing investments	$4	$3	$1	$1
Net gains [1]		$1		$—
1 Net gains were recognized in securities gains (losses), net in the statement of income.
Interest income by security type is as follows:

	Three Months Ended March 31,
(In millions)	2019			2018
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2	$4	$6	$2	$4	$6
Available-for-sale	83	6	89	73	6	79
Trading	—	1	1	—	1	1
Total securities	$85	$11	$96	$75	$11	$86

Investment securities with a carrying value of $3.1 billion at March 31, 2019 and $2.6 billion at December 31, 2018, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	March 31, 2019	December 31, 2018

Loans held for sale	$69	$93
Commercial:
Commercial and industrial	$14,758	$14,513
Leasing	312	327
Owner-occupied	7,754	7,661
Municipal	1,774	1,661
Total commercial	24,598	24,162
Commercial real estate:
Construction and land development	2,343	2,186
Term	9,187	8,939
Total commercial real estate	11,530	11,125
Consumer:
Home equity credit line	2,884	2,937
1-4 family residential	7,294	7,176
Construction and other consumer real estate	636	643
Bankcard and other revolving plans	489	491
Other	175	180
Total consumer	11,478	11,427
Total loans [1]	$47,606	$46,714
1Loans are presented net of unearned income, unamortized purchase premiums and discounts, and net deferred loan fees and costs totaling $51 million and $50 million at March 31, 2019 and December 31, 2018, respectively.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $231 million at March 31, 2019 and $237 million at December 31, 2018.
Loans with a carrying value of approximately $23.4 billion at March 31, 2019 and $22.6 billion at December 31, 2018 have been pledged at the Federal Reserve or the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $118 million and $106 million for the three months ended March 31, 2019 and 2018, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of Small Business Administration (“SBA”) loans. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods was $93 million and $165 million, respectively. See Note 5 for further information regarding guaranteed securities.
The principal balance of sold loans for which we retain servicing was approximately $2.2 billion at both March 31, 2019 and December 31, 2018. Income from loans sold, excluding servicing, was $2 million and $3 million for the three months ended March 31, 2019 and 2018, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2018 Annual Report on Form 10-K.
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended March 31, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$331	$110	$54	$495
Provision for loan losses	(1)	1	2	2
Deductions:
Gross loan and lease charge-offs	8	1	3	12
Recoveries	6	3	3	12
Net loan and lease charge-offs (recoveries)	2	(2)	—	—
Balance at end of period	$328	$113	$56	$497
Reserve for unfunded lending commitments
Balance at beginning of period	$40	$17	$—	$57
Provision for unfunded lending commitments	2	—	—	2
Balance at end of period	$42	$17	$—	$59
Total allowance for credit losses at end of period
Allowance for loan losses	$328	$113	$56	$497
Reserve for unfunded lending commitments	42	17	—	59
Total allowance for credit losses	$370	$130	$56	$556

	Three Months Ended March 31, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$371	$103	$44	$518
Provision for loan losses	(40)	(1)	1	(40)
Gross loan and lease charge-offs	20	—	6	26
Recoveries	18	2	1	21
Net loan and lease charge-offs (recoveries)	2	(2)	5	5
Balance at end of period	$329	$104	$40	$473
Reserve for unfunded lending commitments
Balance at beginning of period	$48	$10	$—	$58
Provision for unfunded lending commitments	(8)	1	—	(7)
Balance at end of period	$40	$11	$—	$51
Total allowance for credit losses at end of period
Allowance for loan losses	$329	$104	$40	$473
Reserve for unfunded lending commitments	40	11	—	51
Total allowance for credit losses	$369	$115	$40	$524

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The ALLL and outstanding loan balances according to the Bank’s impairment method are summarized as follows:

	March 31, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$6	$1	$2	$9
Collectively evaluated for impairment	322	112	54	488
Total	$328	$113	$56	$497
Outstanding loan balances:
Individually evaluated for impairment	$148	$50	$70	$268
Collectively evaluated for impairment	24,450	11,480	11,408	47,338
Total	$24,598	$11,530	$11,478	$47,606

	December 31, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$6	$1	$2	$9
Collectively evaluated for impairment	325	109	52	486
Total	$331	$110	$54	$495
Outstanding loan balances:
Individually evaluated for impairment	$164	$55	$72	$291
Collectively evaluated for impairment	23,998	11,070	11,355	46,423
Total	$24,162	$11,125	$11,427	$46,714
Nonaccrual and Past Due Loans
Loans are generally placed on nonaccrual status when payment in full of principal and interest is not expected, or the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. For further discussion of our policies and processes regarding nonaccrual and past due loans, see Note 6 of our 2018 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Nonaccrual loans are summarized as follows:

(In millions)	March 31, 2019	December 31, 2018

Loans held for sale	$—	$6
Commercial:
Commercial and industrial	$72	$82
Leasing	1	2
Owner-occupied	69	67
Municipal	1	1
Total commercial	143	152
Commercial real estate:
Construction and land development	1	—
Term	32	38
Total commercial real estate	33	38
Consumer:
Home equity credit line	11	13
1-4 family residential	45	42
Construction and other consumer real estate	2	—
Bankcard and other revolving plans	—	1
Other	—	—
Total consumer loans	58	56
Total	$234	$246
Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2019
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$69	$—	$—	$—	$69	$—	$—
Commercial:
Commercial and industrial	$14,646	$86	$26	$112	$14,758	$4	$43
Leasing	311	—	1	1	312	—	1
Owner-occupied	7,702	33	19	52	7,754	1	45
Municipal	1,774	—	—	—	1,774	—	1
Total commercial	24,433	119	46	165	24,598	5	90
Commercial real estate:
Construction and land development	2,333	9	1	10	2,343	1	—
Term	9,164	17	6	23	9,187	1	24
Total commercial real estate	11,497	26	7	33	11,530	2	24
Consumer:
Home equity credit line	2,875	5	4	9	2,884	—	5
1-4 family residential	7,260	13	21	34	7,294	—	17
Construction and other consumer real estate	636	—	—	—	636	—	2
Bankcard and other revolving plans	485	3	1	4	489	1	—
Other	174	1	—	1	175	—	—
Total consumer loans	11,430	22	26	48	11,478	1	24
Total	$47,360	$167	$79	$246	$47,606	$8	$138

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$89	$—	$4	$4	$93	$—	$2
Commercial:
Commercial and industrial	$14,445	$37	$31	$68	$14,513	$4	$46
Leasing	325	1	1	2	327	—	1
Owner-occupied	7,621	23	17	40	7,661	3	48
Municipal	1,661	—	—	—	1,661	—	1
Total commercial	24,052	61	49	110	24,162	7	96
Commercial real estate:
Construction and land development	2,185	1	—	1	2,186	—	—
Term	8,924	4	11	15	8,939	1	26
Total commercial real estate	11,109	5	11	16	11,125	1	26
Consumer:
Home equity credit line	2,927	4	6	10	2,937	—	4
1-4 family residential	7,143	15	18	33	7,176	—	19
Construction and other consumer real estate	642	1	—	1	643	—	—
Bankcard and other revolving plans	487	2	2	4	491	2	—
Other	179	1	—	1	180	—	—
Total consumer loans	11,378	23	26	49	11,427	2	23
Total	$46,539	$89	$86	$175	$46,714	$10	$145

[1]	Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.
Credit Quality Indicators
In addition to the past due and nonaccrual criteria, we also analyze loans using loan risk-grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades assigned to loans follow our definitions of Pass, Special Mention, Sub-standard, and Doubtful, which are consistent with published definitions of regulatory risk classifications. For further discussion of our policies and processes regarding credit quality indicators and internal loan risk-grading, see Note 6 of our 2018 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality classifications are summarized as follows:

	March 31, 2019
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$14,047	$389	$322	$—	$14,758
Leasing	299	10	3	—	312
Owner-occupied	7,448	82	224	—	7,754
Municipal	1,745	2	27	—	1,774
Total commercial	23,539	483	576	—	24,598	$328
Commercial real estate:
Construction and land development	2,334	—	9	—	2,343
Term	9,080	34	73	—	9,187
Total commercial real estate	11,414	34	82	—	11,530	113
Consumer:
Home equity credit line	2,868	—	16	—	2,884
1-4 family residential	7,245	—	49	—	7,294
Construction and other consumer real estate	633	—	3	—	636
Bankcard and other revolving plans	487	—	2	—	489
Other	174	—	1	—	175
Total consumer loans	11,407	—	71	—	11,478	56
Total	$46,360	$517	$729	$—	$47,606	$497

	December 31, 2018
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$13,891	$322	$300	$—	$14,513
Leasing	313	10	4	—	327
Owner-occupied	7,369	72	220	—	7,661
Municipal	1,632	2	27	—	1,661
Total commercial	23,205	406	551	—	24,162	$331
Commercial real estate:
Construction and land development	2,174	11	1	—	2,186
Term	8,853	10	76	—	8,939
Total commercial real estate	11,027	21	77	—	11,125	110
Consumer:
Home equity credit line	2,920	—	17	—	2,937
1-4 family residential	7,129	—	47	—	7,176
Construction and other consumer real estate	641	—	2	—	643
Bankcard and other revolving plans	488	—	3	—	491
Other	179	—	1	—	180
Total consumer loans	11,357	—	70	—	11,427	54
Total	$45,589	$427	$698	$—	$46,714	$495
Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

income recognized on a cash basis during the time the loans were impaired within the three months ended March 31, 2019 and 2018 was not significant. For additional information regarding our policies and methodologies used to evaluate impaired loans, see Note 6 of our 2018 Annual Report on Form 10-K.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three months ended March 31, 2019 and 2018:

	March 31, 2019
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Commercial:
Commercial and industrial	$99	$35	$44	$79	$5
Owner-occupied	56	42	11	53	1
Municipal	1	1	—	1	—
Total commercial	156	78	55	133	6
Commercial real estate:
Construction and land development	—	—	—	—	—
Term	39	33	2	35	—
Total commercial real estate	39	33	2	35	—
Consumer:
Home equity credit line	15	12	3	15	—
1-4 family residential	63	30	23	53	2
Construction and other consumer real estate	2	—	2	2	—
Other	—	—	—	—	—
Total consumer loans	80	42	28	70	2
Total	$275	$153	$85	$238	$8

	December 31, 2018
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Commercial:
Commercial and industrial	$112	$52	$36	$88	$4
Owner-occupied	67	31	29	60	2
Municipal	1	1	—	1	—
Total commercial	180	84	65	149	6
Commercial real estate:
Construction and land development	1	—	—	—	—
Term	44	37	3	40	—
Total commercial real estate	45	37	3	40	—
Consumer:
Home equity credit line	15	12	2	14	—
1-4 family residential	69	32	25	57	2
Construction and other consumer real estate	1	1	—	1	—
Other	—	—	—	—	—
Total consumer loans	85	45	27	72	2
Total	$310	$166	$95	$261	$8

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$83	$1	$148	$—
Owner-occupied	60	—	91	8
Municipal	1	—	1	—
Total commercial	144	1	240	8
Commercial real estate:
Construction and land development	—	—	5	—
Term	35	—	57	—
Total commercial real estate	35	—	62	—
Consumer:
Home equity credit line	14	—	20	—
1-4 family residential	55	—	55	—
Construction and other consumer real estate	2	—	2	—
Other	—	—	—	—
Total consumer loans	71	—	77	—
Total	$250	$1	$379	$8
Modified and Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen the Bank’s position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which the Bank has granted a concession that it would not otherwise consider, are considered troubled debt restructurings (“TDRs”). For further discussion of our policies and processes regarding TDRs, see Note 6 of our 2018 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	March 31, 2019
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2	$4	$—	$—	$14	$6	$26
Owner-occupied	4	1	—	—	3	7	15
Municipal	—	—	—	—	—	—	—
Total commercial	6	5	—	—	17	13	41
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	1	2	—	1	—	5	9
Total commercial real estate	1	2	—	1	—	5	9
Consumer:
Home equity credit line	—	1	9	—	—	2	12
1-4 family residential	1	1	6	1	1	25	35
Construction and other consumer real estate	—	1	—	—	—	—	1
Total consumer loans	1	3	15	1	1	27	48
Total accruing	8	10	15	2	18	45	98
Nonaccruing
Commercial:
Commercial and industrial	1	4	—	1	2	24	32
Owner-occupied	6	—	—	—	1	6	13
Municipal	—	—	—	—	—	1	1
Total commercial	7	4	—	1	3	31	46
Commercial real estate:
Term	3	—	—	2	3	12	20
Total commercial real estate	3	—	—	2	3	12	20
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	—	1	—	1	7	9
Total consumer loans	—	—	2	—	1	7	10
Total nonaccruing	10	4	2	3	7	50	76
Total	$18	$14	$17	$5	$25	$95	$174
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
Unfunded lending commitments on TDRs amounted to approximately $11 million at both March 31, 2019 and December 31, 2018.
The total recorded investment of all TDRs in which interest rates were modified below market was $80 million at March 31, 2019 and $88 million at December 31, 2018. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three months ended March 31, 2019 and 2018 was not significant.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$3	$3	$—	$1	$1
Owner-occupied	—	—	—	—	1	1
Total commercial	—	3	3	—	2	2
Commercial real estate:
Term	—	2	2	—	—	—
Total commercial real estate	—	2	2	—	—	—
Total	$—	$5	$5	$—	$2	$2
Note: Total loans modified as TDRs during the 12 months previous to March 31, 2019 and 2018 were $73 million and $111 million, respectively.
At March 31, 2019 and December 31, 2018, the amount of foreclosed residential real estate property held by the Bank was approximately $1 million and $2 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $9 million and $10 million, respectively.
Concentrations of Credit Risk
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. See Note 6 of our 2018 Annual Report on Form 10-K for further discussion of our evaluation of credit risk concentrations. See also Note 7 of our 2018 Annual Report on Form 10-K for a discussion of counterparty risk associated with the Bank’s derivative transactions.

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
The Bank is exposed to certain risks arising from both its business operations and economic conditions. Our objectives in using derivatives are to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider advisable, to manage exposure to interest rate movements or other identified risks, and/or to directly offset derivatives sold to our customers. For a detailed discussion of the use of and accounting policies regarding derivative instruments, see Note 7 of our 2018 Annual Report on Form 10-K.
Fair Value Hedges – As of March 31, 2019, the Bank had designated $1 billion of interest rate swaps in two separate qualifying fair value hedge relationships. Each hedge has a notional amount of $500 million, with the first $500 million maturing in August of 2021 and the second $500 million maturing in February of 2022. The hedging instruments used are receive-fixed interest rate swaps designated as hedges of the change in fair value of the London Interbank Offered Rate (“LIBOR”) benchmark swap rate component of the contractual coupon cash flows of these notes. Both swaps are structured to match the critical terms of the hedged notes, resulting in the expectation that the swaps will be highly effective as hedging instruments. The first swap has a rate of 3.50%, while the second swap, which was added during the first quarter of 2019, has a receive-fixed rate of 3.35%, making the average received-fixed strike rate 3.43% for all existing fair value hedges designated at the balance sheet date.
The Bank fully amortized all debt basis adjustments from previously designed fair value hedges prior to 2018 so there is no scheduled amortization for previously terminated fair value hedges that will impact the Bank’s financial statements for the foreseeable future.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Cash Flow Hedges – During the first quarter of 2019, the Bank had two receive-fixed interest rate swaps that were designated as cash flow hedges mature. The Bank layered on an additional seven swaps in its cash flow hedge portfolio as part of its efforts to reduce asset-sensitivity and exposure to potential net interest income and margin compression in a down interest rate environment scenario. The seven additional swaps designated as cash flow hedges ranged from three to five years in tenor and increased the Bank’s overall swap notional designation in qualifying cash flow hedges of commercial loans from approximately $700 million as of December 31, 2018, to approximately $1.3 billion as of March 31, 2019. The Bank’s overall cash flow hedge swap portfolio as of the balance sheet date has a weighted-average maturity date of 2.7 years and a weighted average received-fixed strike rate of 2.08%, with a total of 22 active swaps and an additional five swaps maturing during 2019 with an aggregate notional of $150 million.
Additionally, during the first quarter of 2019, the Bank expanded its existing cash flow hedging program by introducing purchased floors as hedging instruments of its commercial loan portfolio. In total the Bank purchased $3 billion of floors with strike rates at 1.5% on one-month Intercontinental Exchange LIBOR. The $3 billion floors are composed of six individual purchased floors, all with a notional of $500 million and a tenor of approximately three years. Floors purchased were spread across the entire first quarter of 2019 and had an aggregate purchase premium of $7 million, and by March 31, 2019, the floor had increased in value to approximately $9 million dollars. The premium is amortized on a straight-line basis over the life of the derivative with changes in fair value deferred in other comprehensive income (“OCI”) as long as the hedging relationship remains highly effective and qualifies for hedge accounting. Amounts deferred in OCI are reclassified into earning in the periods in which the hedged forecasted transactions effect earnings.
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2018 Annual Report on Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At March 31, 2019, the fair value of our derivative liabilities was $25 million, for which we were required to pledge cash collateral of approximately $50 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at March 31, 2019, there would likely be $1 million additional collateral required to be pledged. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at March 31, 2019 and December 31, 2018, and the related gain (loss) of derivative instruments for the three months ended March 31, 2019 and 2018 is summarized as follows:

	March 31, 2019			December 31, 2018
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Purchased interest rate floors	$3,000	$9	$—	$—	$—	$—
Received-fixed interest rate swaps	1,338	—	—	687	—	—
Fair value hedges:
Received-fixed interest rate swaps	1,000	—	—	500	—	—
Total derivatives designated as hedging instruments	5,338	9	—	1,187	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	3,035	69	22	2,826	40	36
Offsetting interest rate derivatives	3,035	—	—	2,826	—	—
Other interest rate derivatives	449	1	1	253	1	1
Foreign exchange derivatives	367	3	2	389	4	2
Total derivatives not designated as hedging instruments	6,886	73	25	6,294	45	39
Total derivatives	$12,224	$82	$25	$7,481	$45	$39

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
(In millions)	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense	OCI	Reclassified from AOCI to interest income	Noninterest income (expense)	Offset to interest expense
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$3	$—			$(5)	$—
Interest rate swaps	8	2
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps				$—				$—
Total derivatives designated as hedging instruments	11	2		—	(5)	—		—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives			$(41)				$45
Offsetting interest rate derivatives			44				(38)
Other interest rate derivatives			—				(2)
Foreign exchange derivatives			5				5
Total derivatives not designated as hedging instruments			8				10
Total derivatives	$11	$2	$8	$—	$(5)	$—	$10	$—
Note: These schedules are not intended to present at any given time the Bank’s long/short position with respect to its derivative contracts.

[1]
Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following March 31, 2019, we estimate that $(7) million will be reclassified from AOCI into interest income

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Interest rate swaps[1]	$6	$(6)	$—	$—	$—	$—

[1]	Consists of hedges of benchmark interest rate risk of fixed-rate long-term debt. Gains and losses were recorded in net interest income.
2 The income for the derivative does not reflect interest income/expense to be consistent with the presentation of the gains/ (losses) on the hedged items.
The following schedule provides selected information regarding the long-term debt in the statement of financial position in which the hedged item is included.

	Carrying amount of the hedged assets/(liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Long-term debt	$(1,010)	$(505)	$(10)	$(5)
The fair value of derivative assets was reduced by a net credit valuation adjustment of $6 million and $1 million at March 31, 2019 and 2018, respectively. The adjustment for derivative liabilities was a decrease of less than $1 million at March 31, 2019 and $1 million at March 31, 2018. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
8. LEASES
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), to increase transparency and comparability among organizations by requiring the recognition of right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of right-of-use (“ROU”) assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
Upon adoption the Bank has elected to use the following optional exemptions that are permitted under Topic 842, which have been applied consistently:

•
the Bank elected the optional transition method and recorded an immaterial cumulative-effect adjustment to retained earnings to recognize the appropriate amount of lease assets and liabilities on the balance sheet as of the adoption date of the standard. Prior period financial statements were not restated.

•
the Bank elected the expedient package to not reassess (1) whether any existing or expired contracts are or contain leases, (2) lease classification for any existing or expired leases, and (3) initial direct costs for any existing leases.

•	the Bank elected to not separate lease components from non-lease components for all classes of underlying assets for lessee or lessor transactions.
We determine if a contract is a lease or contains a lease at inception. The right to use leased assets for the lease term are considered ROU assets. Operating lease assets are included in “Other assets” while finance lease assets are included in “Premises, equipment and software, net.” Lease liabilities for operating leases are included in “Other liabilities” while finance leases are included in “Long-term debt” on our consolidated balance sheet.
Lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The lease ROU asset also incorporates any amortization incurred, including initial direct costs, and excludes lease incentives received. Our lease terms may include options to extend or terminate the lease, and the lease term incorporates these when it is reasonably certain that we will exercise these options. The Bank enters into certain lease agreements with both lease and non-lease components, which are not separated out for lessees and lessors on a relative standalone basis.
We have operating and finance leases for branches, corporate offices, and data centers. Our equipment leases are not material. At March 31, 2019, we had 433 branches, of which 276 are owned and 157 are leased. We lease our headquarters in Salt Lake City, Utah, and other office or data centers are either owned or leased.
The Bank may enter into certain lease arrangements with a term of 12 months or less, and it has elected to exclude these from capitalization. The length of our commitments for leases ranges from 2019 to 2062, some of which include options to extend or terminate the leases.
As of March 31, 2019, assets recorded under operating leases were $244 million, while assets recorded under finance leases were less than $1 million. We utilized a secured incremental borrowing rate based on the remaining term of the lease as of the effective date for the discount rate to determine our lease ROU assets and liabilities. The following schedule presents lease-related assets, their weighted average remaining life, and the weighted average discount rate.

(Dollar amounts in millions)	March 31, 2019

Operating
Operating right-of-use assets	$244
Operating lease liabilities	252
Weighted average remaining lease term (years)
Operating leases	9.4
Finance leases	1.1
Weighted average discount rate
Operating leases	3.2%
Finance leases	13.1%
The components of lease expense are as follows:

(In millions)	Three Months Ended March 31, 2019

Operating lease costs	$12
Variable lease costs	13
Total lease cost	$25
Supplemental cash flow information related to leases is as follows:

(In millions)	Three Months Ended March 31, 2019

Cash paid for amounts in the measurement of lease liabilities:
Operating cash disbursements from operating leases	$10

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Maturities analysis for lease liabilities as of March 31, 2019 is as follows (undiscounted lease payments):

(In millions)

2019 [1]	$41
2020	45
2021	39
2022	35
2023	31
Thereafter	114
Total	$305
1 Contractual maturities for the nine months remaining in 2019.
The Bank enters into certain lease agreements where it is the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which the Bank occupies portions of the building. Operating lease income was $2 million and $3 million for the first three months of 2019 and 2018, respectively. Maturities analysis of operating lease payments to be received as of March 31, 2019 is as follows:

(In millions)

2019 [1]	$6
2020	8
2021	8
2022	7
2023	7
Thereafter	25
Total	$61
1 Contractual maturities for the nine months remaining in 2019.
The Bank also has a lending division that makes equipment leases, considered to be sales-type leases or direct financing leases, totaling $312 million and $371 million as of March 31, 2019 and 2018, respectively. The Bank uses leasing of equipment as a venue for customers to access equipment without purchasing upfront. For the first quarters of 2019 and 2018, the Bank recorded income of $4 million and $3 million on these leases.

9.	LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
Long-term debt is summarized as follows:

(In millions)	March 31, 2019	December 31, 2018

Subordinated notes	$87	$87
Senior notes	1,141	637
Total	$1,228	$724
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount or unamortized debt issuance costs as well as valuation adjustments for fair value swaps. During the first quarter of 2019, the Bank issued a $500 million senior note with an interest rate of 3.35% and a maturity date of March 4, 2022.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Common Stock and Common Stock Warrants
The Bank’s common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. As of March 31, 2019, there were 182.5 million shares of 0.001 par value common stock outstanding. As of March 31, 2019, 29.3 million common stock warrants (NASDAQ: ZIONW), with an exercise price of $34.61, were outstanding, and each common stock warrant was convertible into 1.06 shares. These warrants expire on May 22, 2020.
Repurchases of Bank Common Stock
During the first quarter of 2019, we continued our common stock buyback program and repurchased 5.5 million shares of common stock outstanding with a fair value of $275 million at an average price of $50.03 per share. During the first quarter of 2018, we repurchased 2.2 million shares of common stock outstanding with a fair value of $115 million, at an average price of $53.46 per share. In April 2019, the Bank announced that the Board approved a plan to repurchase $275 million of common stock during the second quarter of 2019.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) was $(122) million at March 31, 2019 compared with $(250) million at December 31, 2018. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Three Months Ended March 31, 2019
Balance at December 31, 2018	$(228)	$(1)	$(21)	$(250)
OCI before reclassifications, net of tax	122	5	—	127
Amounts reclassified from AOCI, net of tax	—	1	—	1
OCI	122	6	—	128
Balance at March 31, 2019	$(106)	$5	$(21)	$(122)
Income tax expense included in OCI	$40	$2	$—	$42
Three Months Ended March 31, 2018
Balance at December 31, 2017	$(114)	$(2)	$(23)	$(139)
OCI (loss) before reclassifications, net of tax	(126)	(2)	—	(128)
Amounts reclassified from AOCI, net of tax	—	—	—	—
OCI (loss)	(126)	(2)	—	(128)
Balance at March 31, 2018	$(240)	$(4)	$(23)	$(267)
Income tax benefit included in OCI	$(41)	$(1)	$—	$(42)

	Amounts reclassified from AOCI [1]		Statement of income (SI) Balance sheet (BS)
(In millions)	Three Months Ended March 31,
Details about AOCI components	2019	2018		Affected line item

Net unrealized losses on derivative instruments	$(1)	$—	SI	Interest and fees on loans
Income tax benefit	—	—
Amounts Reclassified from AOCI	$(1)	$—

[1]	Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

10. COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	March 31, 2019	December 31, 2018

Net unfunded commitments to extend credit [1]	$21,632	$21,454
Standby letters of credit:
Financial	544	655
Performance	196	199
Commercial letters of credit	27	18
Total unfunded lending commitments	$22,399	$22,326

[1]	Net of participations
The Bank’s 2018 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At March 31, 2019, the Bank had recorded approximately $4 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $1 million attributable to the RULC and $3 million of deferred commitment fees.
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
As of March 31, 2019, we were subject to the following material litigation or governmental inquiries:

•
a civil suit, Shou-En Wang v. CB&T, brought against us in the Superior Court for Los Angeles County, Central District in April 2016. The case relates to our depositor relationships with customers who were promoters of an investment program that allegedly misappropriated investors’ funds. Initial motion practice and discovery have been completed. Additional motion practice and expert witness phases are underway.

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

•
a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In December 2017, the District Court dismissed all claims against the Bank. In January 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit. The appeal was heard in early April 2019 and a ruling is anticipated in mid or late 2019.

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

•
two civil cases, Lifescan Inc. and Johnson & Johnson Health Care Services v. Jeffrey Smith, et. al., brought against us in the United States District Court for the District of New Jersey in December 2017 and Roche Diagnostics and Roche Diabetes Care Inc. v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in March 2019. In these cases, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Bank which filed for bankruptcy protection in 2017. The cases are in early phases, with initial motion practice and discovery underway in the Lifescan case.

•
two civil class action lawsuits: Gregory, et. al. v. Zions Bancorporation and Springer, et. al. v. Zions Bancorporation, were brought against us in the United States District Court in Utah in January 2019 which have been consolidated into one case; and a separate civil action brought by a group of investors North Valley Partners, et. al. v. Zions Bancorporation, brought against us in the Third Judicial District Court for Salt Lake County, in March 2019. These cases were filed on behalf of investors in Rust Rare Coin, Inc. alleging that we aided and abetted a Ponzi scheme fraud perpetrated by Rust Rare Coin, a Zions Bank customer. The cases follow civil actions and the establishment of a receivership for Rust Rare Coin by The Commodities Futures Trading Commission and the Utah Division of Securities in November 2018, as well as a separate suit brought by the Securities and Exchange Commission against Rust Rare Coin and its principal, Gaylen Rust.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of March 31, 2019, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $50 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was more than three-quarters of our revenue in the first quarter of 2019. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For a discussion of the Bank’s revenue recognition from contracts, and the implementation of ASC 606, see Note 16 of our 2018 Annual Report on Form 10-K.
The following schedule provides the major income categories within “Other service charges, commissions and fees” that are in scope of ASC 606 for the three months ended March 31, 2019:

	Three Months Ended March 31,
(In millions)	2019	2018

Card fee income	$34	$33
ATM fees	2	2
Other service charges	3	4
Other commissions and fees	4	5
Total	$43	$44
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

The following schedule sets forth the noninterest income and net revenue by operating segments for the three months ended March 31, 2019 and 2018:

	Zions Bank		Amegy		CB&T
(In millions)	2019	2018	2019	2018	2019	2018

Service charges and fees on deposit accounts	$13	$15	$11	$10	$7	$7
Other service charges, commissions, and fees	17	16	9	8	7	5
Wealth management and trust income	4	4	3	2	1	1
Capital markets and foreign exchange	1	1	(1)	(2)	1	1
Total noninterest income from contracts with customers (ASC 606)	35	36	22	18	16	14
Other noninterest income (Non-ASC 606 customer related)	(3)	(2)	13	12	4	4
Total customer-related fees	32	34	35	30	20	18
Other noninterest income (non-customer related)	1	1	(1)	2	(1)	3
Total noninterest income	33	35	34	32	19	21
Other real estate owned gain from sale	1	1	—	—	—	—
Net interest income	180	167	131	127	138	131
Total income less interest expense	$214	$203	$165	$159	$157	$152

	NBAZ		NSB		Vectra
(In millions)	2019	2018	2019	2018	2019	2018

Service charges and fees on deposit accounts	$3	$3	$4	$4	$2	$2
Other service charges, commissions, and fees	3	2	3	3	2	3
Wealth management and trust income	—	1	1	1	—	—
Capital markets and foreign exchange	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	6	6	8	8	4	5
Other noninterest income (Non-ASC 606 customer related)	3	2	2	2	1	1
Total customer-related fees	9	8	10	10	5	6
Other noninterest income (non-customer related)	1	1	—	—	1	—
Total noninterest income	10	9	10	10	6	6
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	60	53	40	35	36	32
Total income less interest expense	$70	$62	$50	$45	$42	$38

	TCBW		Other		Consolidated Bank
(In millions)	2019	2018	2019	2018	2019	2018

Service charges and fees on deposit accounts	$—	$—	$—	$1	$40	$42
Other service charges, commissions, and fees	1	1	1	6	43	44
Wealth management and trust income	—	—	4	3	13	12
Capital markets and foreign exchange	—	—	2	3	3	3
Total noninterest income from contracts with customers (ASC 606)	1	1	7	13	99	101
Other noninterest income (Non-ASC 606 customer related)	—	—	1	3	21	22
Total customer-related fees	1	1	8	16	120	123
Other noninterest income (non-customer related)	—	—	11	8	12	15
Total noninterest income	1	1	19	24	132	138
Other real estate owned gain from sale	—	—	—	—	1	1
Net interest income	14	11	(23)	(14)	576	542
Total income less interest expense	$15	$12	$(4)	$10	$709	$681
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

12.	RETIREMENT PLANS
The following discloses the net periodic benefit cost (credit) and its components for the Bank’s pension and other retirement plans:

(In millions)	Three Months Ended March 31,
	2019	2018

Interest cost	$1	$1
Expected return on plan assets	(2)	(3)
Partial settlement loss	—	1
Amortization of net actuarial loss	1	—
Net periodic benefit cost (benefit)	$—	$(1)
As disclosed in our 2018 Annual Report on Form 10-K, the Bank has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan. In October 2018, the Bank has decided to terminate its pension plan subject to obtaining necessary regulatory approval. Completion of this termination is expected in early 2020. Plan participant benefits will not be disadvantaged because of this decision.

13.	INCOME TAXES
The effective income tax rate of 22.3% for the first quarter of 2019 was slightly lower than the 2018 first quarter rate of 22.7%. The income tax rates for 2019 and 2018 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance, and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation and other fringe benefits.
We had a net deferred tax asset (“DTA”) balance of $73 million at March 31, 2019, compared with $130 million at December 31, 2018. The decrease in the net DTA resulted primarily from the decrease of accrued compensation and unrealized losses in OCI related to securities. A reduction of net deferred tax liabilities related to leasing operations, including deferred items associated with the adoption of ASC 842, offset some of the overall decrease in DTA.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

14.	NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended March 31,
(In millions, except shares and per share amounts)	2019	2018

Basic:
Net income	$213	$238
Less common and preferred dividends	64	47
Undistributed earnings	149	191
Less undistributed earnings applicable to nonvested shares	1	1
Undistributed earnings applicable to common shares	148	190
Distributed earnings applicable to common shares	56	39
Total earnings applicable to common shares	$204	$229
Weighted average common shares outstanding (in thousands)	184,767	196,722
Net earnings per common share	$1.10	$1.16
Diluted:
Total earnings applicable to common shares	$204	$229
Weighted average common shares outstanding (in thousands)	184,767	196,722
Dilutive effect of common stock warrants (in thousands)	9,739	12,382
Dilutive effect of stock options (in thousands)	735	1,139
Weighted average diluted common shares outstanding (in thousands)	195,241	210,243
Net earnings per common share	$1.04	$1.09
The following schedule presents the weighted average shares of stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

	Three Months Ended March 31,
(In thousands)	2019	2018

Restricted stock and restricted stock units	1,423	1,757

15.	OPERATING SEGMENT INFORMATION
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
As of March 31, 2019, our banking business is conducted through 7 locally managed and branded segments in distinct geographical areas. Zions Bank operates 98 branches in Utah, 23 branches in Idaho, and one branch in Wyoming. Amegy operates 74 branches in Texas. CB&T operates 90 branches in California. NBAZ operates 58 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates one branch in Washington and one branch in Oregon.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
The following schedule presents selected operating segment information for the three months ended March 31, 2019 and 2018:

(In millions)	Zions Bank		Amegy		CB&T
	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$180	$167	$131	$127	$138	$131
Provision for credit losses	11	(2)	(15)	(53)	3	2
Net interest income after provision for loan losses	169	169	146	180	135	129
Noninterest income	33	35	34	32	19	21
Noninterest expense	118	113	88	87	82	77
Income (loss) before income taxes	$84	$91	$92	$125	$72	$73
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$12,939	$12,453	$11,861	$11,370	$10,574	$9,929
Total average deposits	15,524	15,712	11,441	10,816	11,243	11,119

(In millions)	NBAZ		NSB		Vectra
	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$60	$53	$40	$35	$36	$32
Provision for credit losses	3	2	(1)	—	4	3
Net interest income after provision for loan losses	57	51	41	35	32	29
Noninterest income	10	9	10	10	6	6
Noninterest expense	39	38	36	36	28	27
Income (loss) before income taxes	$28	$22	$15	$9	$10	$8
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,749	$4,543	$2,500	$2,348	$3,055	$2,794
Total average deposits	4,894	4,783	4,329	4,223	2,821	2,711

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	TCBW		Other		Consolidated Bank
	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$14	$11	$(23)	$(14)	$576	$542
Provision for credit losses	—	1	(1)	—	4	(47)
Net interest income after provision for loan losses	14	10	(22)	(14)	572	589
Noninterest income	1	1	19	24	132	138
Noninterest expense	6	6	33	35	430	419
Income (loss) before income taxes	$9	$5	$(36)	$(25)	$274	$308
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,110	$1,084	$383	$343	$47,171	$44,864
Total average deposits	1,075	1,073	2,589	1,557	53,916	51,994

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES
The Bank’s management, with the participation of the Bank’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Bank’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2019. There were no changes in the Bank’s internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.

ITEM 1A.	RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation, National Association’s 2018 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Bank’s share repurchases for the first quarter of 2019:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan

January	2,430	$43.43	—	$—
February	5,503,092	50.03	5,496,593	21
March	1,040	47.83	—	21
First quarter	5,506,562	50.03	5,496,593

[1]
Represents common shares acquired from employees in connection with our stock compensation plan in addition to shares acquired under previously reported share repurchase plans. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the vesting of restricted stock and the exercise of stock options, under provisions of an employee share-based compensation plan.

ITEM 6.	EXHIBITS
a)Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32
Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2019 and March 31, 2018, (ii) the Consolidated Statements of Income for the three months ended March 31, 2019 and March 31, 2018, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2019 and March 31, 2018, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: May 7, 2019