Form 10-Q
period 2019-06-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2019-08-06
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
COMMISSION FILE NUMBER 001-12307
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
(Exact name of registrant as specified in its charter)

United States of America	87-0189025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One South Main
Salt Lake City, Utah	84133-1109
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (801) 844-7637
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	ZION	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock (expiring May 22, 2020)	ZIONW	The NASDAQ Stock Market LLC
Depositary Shares each representing a 1/40th ownership interest in a share of:
Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock	ZB/A	New York Stock Exchange
Series G Fixed/Floating-Rate Non-Cumulative Perpetual Preferred Stock	ZB/G	New York Stock Exchange
Series H 5.75% Non-Cumulative Perpetual Preferred Stock	ZB/H	New York Stock Exchange
6.95% Fixed-to-Floating Rate Subordinated Notes due September 15, 2028	ZBK	New York Stock Exchange

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
Number of common shares outstanding at July 31, 2019      176,962,996 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations regarding future events or determinations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, industry results or regulatory outcomes to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements include, among others:
•statements with respect to the beliefs, plans, objectives, goals, targets, commitments, designs, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”); and
•statements preceded by, followed by, or that include the words “may,” "might," "can," “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target,” “commit,” “design,” “plan,” “projects,” "will," and the negative thereof and similar words and expressions.
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
These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about future financial and operating results. Actual results and outcomes may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis. Important risk factors that may cause such material differences include, but are not limited to:
•the Bank’s ability to successfully execute its business plans, manage its risks, and achieve its objectives, including its operating leverage;
•the impact of acquisitions, dispositions, and corporate restructurings;
•increases in the levels of losses, customer bankruptcies, bank failures, claims, and assessments;
•the ability of the Bank to retain and recruit executives and other personnel necessary for their businesses and competitiveness;
•changes in local, national and international political and economic conditions, including without limitation the political and economic effects of the fiscal imbalance in the United States (“U.S.”) and other countries, potential or actual downgrades in ratings of sovereign debt issued by the United States and other countries, and other major developments, including wars, military actions, and terrorist attacks;
•changes in financial and commodity market prices and conditions, either internationally, nationally or locally in areas in which the Bank conducts its operations, including without limitation rates of business formation and growth, commercial and residential real estate development, real estate prices, agricultural-related commodity prices, and oil and gas-related commodity prices;
•changes in markets for equity, fixed income, commercial paper and other securities, commodities, including availability, market liquidity levels, and pricing;
•changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks;
•the rate of change of the Bank’s interest-sensitive assets and liabilities relative to changes in benchmark interest rates;
•changes in fiscal, monetary, regulatory, trade and tax policies and laws, and regulatory assessments and fees, including policies of the U.S. Department of Treasury, the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation (“FDIC”), the Securities and Exchange Commission (“SEC”), and the Consumer Financial Protection Bureau (“CFPB”);
•changes in consumer spending and savings habits;
•inflation and deflation;
•increased competitive challenges and expanding product and pricing pressures among financial institutions;
•legislation or regulatory changes which adversely affect the Bank’s operations or business;
•the Bank’s ability to comply with applicable laws and regulations;
•costs of deposit insurance and changes with respect to FDIC insurance coverage levels;
•any impairment of our goodwill or other intangibles, or any adjustment of valuation allowances on our deferred tax assets (“DTAs”) due to adverse changes in the economic environment, declining operations of the reporting unit, or a change to the corporate statutory tax rate or other similar changes if and as implemented by local and national governments, or other factors;
•the impact of rules and regulations on our required regulatory capital and liquidity levels, governmental assessments on us, the scope of business activities in which we may engage, the manner in which we engage in such activities, and the fees we may charge for certain products and services;
•uncertainties related to the application of the National Bank Act of 1863, 12 U.S.C. 38 (the “National Bank Act”) and OCC regulations to the Bank’s corporate affairs as more fully described under “Risk Factors” in our 2018 Annual Report on Form 10-K;
•changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board (“FASB”) or regulatory agencies;
•risks and uncertainties related to the ability to obtain shareholder and regulatory approvals when required, or the possibility that such approvals may be delayed;
•new legal claims against the Bank, including litigation, arbitration and proceedings brought by governmental or self-regulatory agencies, or changes in existing legal matters;
•economies of scale attendant to the development of digital and other technologies by much larger bank and non-bank competitors, and the possible entry of technology “platform” companies into the financial services business;
•the Bank’s ability to develop and maintain secure and reliable information technology systems, including as necessary to guard against fraud, cybersecurity and privacy risks; and
•the Bank’s implementation of new technologies.
Except to the extent required by law, the Bank specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	AOCI	Accumulated Other Comprehensive Income
AFS	Available-for-Sale	ASC	Accounting Standards Codification
ALCO	Asset/Liability Committee	ASU	Accounting Standards Update
ALLL	Allowance for Loan and Lease Losses	ATM	Automated Teller Machine
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	bps	basis points

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	NM	Not Meaningful
CFPB	Consumer Financial Protection Bureau	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CLTV	Combined Loan-to-Value Ratio	OCC	Office of the Comptroller of the Currency
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OCI	Other Comprehensive Income
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	OTTI	Other-Than-Temporary Impairment
DTA	Deferred Tax Asset	PAGA	Private Attorney General Act
EaR	Earnings at Risk	PEI	Private Equity Investment
ERM	Enterprise Risk Management	PPNR	Pre-provision Net Revenue
EVE	Economic Value of Equity at Risk	ROC	Risk Oversight Committee
FASB	Financial Accounting Standards Board	ROU	Right-of-Use
FDIC	Federal Deposit Insurance Corporation	RULC	Reserve for Unfunded Lending Commitments
FDICIA	Federal Deposit Insurance Corporation Improvement Act	S&P	Standard and Poor's
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FTP	Funds Transfer Pricing	SBIC	Small Business Investment Company
GAAP	Generally Accepted Accounting Principles	SEC	Securities and Exchange Commission
HECL	Home Equity Credit Line	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
HTM	Held-to-Maturity	TDR	Troubled Debt Restructuring
IMG	International Manufacturing Group	Tier 1	Common Equity Tier 1 (Basel III)
LIBOR	London Interbank Offered Rate	Topic 842	ASU 2016-02, “Leases”
Municipalities	State and Local Governments	U.S.	United States
NASDAQ	National Association of Securities Dealers Automated Quotations	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association	Zions Bancorporation, N.A.	Zions Bancorporation, National Association
NIM	Net Interest Margin	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Bank has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2018 Annual Report on Form 10-K.
Accounting and Reporting Developments
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new standard, including subsequent updates, significantly changes how entities will measure credit losses for virtually all financial assets. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity (“HTM”) securities that are measured at amortized cost. The standard requires credit losses relating to available-for-sale (“AFS”) debt securities to be recorded through an allowance rather than a reduction of the carrying amount and replaces the historically required other-than-temporary impairment (“OTTI”) analysis. It also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and expands other disclosure requirements. The new guidance is effective for calendar year-end public companies beginning January 1, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our implementation team, led jointly by our internal Credit, Treasury, and Accounting groups, has developed models to meet the new standard. We continue to analyze the results of our models. Next steps include establishing and testing controls, further challenging model results, finalizing the qualitative allowance process, and developing disclosures.
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018

Net earnings applicable to common shareholders (GAAP)		$189	$205	$217	$187
Adjustment, net of tax:
Amortization of core deposit and other intangibles		—	—	—	—
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$189	$205	$217	$187
Average common equity (GAAP)		$6,988	$7,005	$6,938	$7,072
Average goodwill and intangibles		(1,014)	(1,014)	(1,015)	(1,016)
Average tangible common equity (non-GAAP)	(b)	$5,974	$5,991	$5,923	$6,056
Number of days in quarter	(c)	91	90	92	91
Number of days in year	(d)	365	365	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	12.7%	13.9%	14.5%	12.4%

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
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		June 30, 2019	March 31, 2019	December 31, 2018	June 30, 2018

Total shareholders’ equity (GAAP)		$7,599	$7,588	$7,578	$7,621
Goodwill and intangible		(1,014)	(1,014)	(1,015)	(1,015)
Tangible equity (non-GAAP)	(a)	6,585	6,574	6,563	6,606
Preferred stock		(566)	(566)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$6,019	$6,008	$5,997	$6,040
Total assets (GAAP)		$70,065	$69,195	$68,746	$66,457
Goodwill and intangible		(1,014)	(1,014)	(1,015)	(1,015)
Tangible assets (non-GAAP)	(c)	$69,051	$68,181	$67,731	$65,442
Common shares outstanding (thousands)	(d)	176,935	182,513	187,554	195,392
Tangible equity ratio (non-GAAP)	(a/c)	9.54%	9.64%	9.69%	10.09%
Tangible common equity ratio (non-GAAP)	(b/c)	8.72%	8.81%	8.85%	9.23%
Tangible book value per common share (non-GAAP)	(b/d)	$34.02	$32.92	$31.97	$30.91
Efficiency Ratio and Adjusted Pre-Provision Net Revenue – this schedule also includes “adjusted noninterest expense,” “taxable-equivalent net interest income,” “adjusted taxable-equivalent revenue,” “pre-provision net revenue (“PPNR”),” and “adjusted PPNR.” The methodology of determining the efficiency ratio may differ among companies. Management makes adjustments to exclude certain items as identified in the subsequent schedule which it believes allows for more consistent comparability among periods. Management believes the efficiency ratio provides useful information regarding the cost of generating revenue. Adjusted noninterest expense provides a measure as to how well the Bank is managing its expenses, and adjusted PPNR enables management and others to assess the Bank’s ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Six Months Ended		Year Ended
(Dollar amounts in millions)		June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018	December 31, 2018

Efficiency Ratio
Noninterest expense (GAAP)	(a)	$424	$430	$421	$854	$840	$1,679
Adjustments:
Severance costs		1	—	1	1	(1)	3
Other real estate expense, net		—	(1)	—	(1)	1	1
Amortization of core deposit and other intangibles		—	—	—	1	1	1
Restructuring costs		—	—	—	—	—	2
Total adjustments	(b)	1	(1)	1	1	1	7
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$423	$431	$420	$853	$839	$1,672
Net interest income (GAAP)	(d)	$569	$576	$548	$1,145	$1,090	$2,230
Fully taxable-equivalent adjustments	(e)	7	6	5	13	10	22
Taxable-equivalent net interest income (non-GAAP)[1]	(d+e)=f	576	582	553	1,158	1,100	2,252
Noninterest income (GAAP)	g	132	132	138	264	276	552
Combined income (non-GAAP)	(f+g)=(h)	708	714	691	1,422	1,376	2,804
Adjustments:
Fair value and nonhedge derivative income (loss)		(6)	(3)	—	(8)	2	(1)
Securities gains (losses), net		(3)	1	1	(2)	1	1
Total adjustments	(i)	(9)	(2)	1	(10)	3	—
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$717	$716	$690	$1,432	$1,373	$2,804
Pre-provision net revenue (PPNR) (non-GAAP)	(h)-(a)	$284	$284	$270	$568	$536	$1,125
Adjusted PPNR (non-GAAP)	(j-c)=(k)	294	285	270	579	534	1,132
Efficiency ratio (non-GAAP)	(c/j)	59.0%	60.2%	60.9%	59.6%	61.1%	59.6%

Adjusted Pre-Provision Net Revenue per Diluted Common Share – this schedule uses “adjusted PPNR” as calculated in the efficiency ratio, which is divided by the weighted average diluted common shares for the period. As mentioned previously, Management believes that adjusted PPNR enables management and others to assess the Bank’s ability to generate capital to cover credit losses through a credit cycle. Dividing this amount by the weighted average diluted common shares outstanding provides a shareholder’s perspective of PPNR growth.

		Three Months Ended			Six Months Ended		Year Ended
(Dollar amounts in millions)		June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018	December 31, 2018
Adjusted PPNR per diluted common share
Adjusted PPNR (non-GAAP)	(k)	$294	$285	$270	$579	$534	$1,132
Weighted average diluted common shares outstanding (in thousands)	(l)	189,098	195,241	209,247	192,206	209,859	206,501
Adjusted PPNR per diluted common share (non-GAAP)	(k)/(l)	$1.55	$1.46	$1.29	$3.01	$2.54	$5.48

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Executive Summary
The Bank reported net earnings applicable to common shareholders of $189 million, or $0.99 per diluted common share for the second quarter of 2019, compared with net earnings applicable to common shareholders of $187 million, or $0.89 per diluted common share for the second quarter of 2018. The improvement in diluted earnings per common share was primarily due to a reduction in diluted shares, resulting largely from common our share repurchases. The financial performance in the second quarter of 2019 reflects strong loan growth, moderate customer-related fee improvement, expense control, and stable credit quality, partially offset by a slightly lower net interest income and net interest margin compression. The second quarter of 2019 presented some challenges as our net interest margin decreased as a result of lower loan yields, increased deposit costs, and change in our funding mix. During the first quarter of 2019, the Bank successfully implemented the second phase of its three-phase multi-year project to replace its core loan and deposit systems. With this milestone reached, we now have substantially all our retail, commercial, and commercial real estate (“CRE”) loans on a new modern core platform.
Net income increased by $1 million from $197 million in the second quarter of 2018 to $198 million in the second quarter of 2019, primarily due to a $21 million increase in net interest income, a $5 million increase in customer-related fees, and a $8 million decrease in FDIC premiums. These improvements to net income were partially offset by a $9 million increase in the provision for credit losses, a $8 million increase in salaries and employee benefits, a $5 million decrease in other noninterest income, and a $4 million decrease in securities gains.
Net income for the first six months of 2019 was $411 million, compared with $435 million for the first six months of 2018. The provision for credit losses increased by $60 million during this same time period to $25 million from ($35) million and was the primary reason for the decrease in net income. The negative provision for credit losses for the first six months of 2018 was primarily due to improving credit quality, particularly in the oil and gas portfolio, and minimal incurred losses from Hurricane Harvey. The increase in the provision for credit losses was partially offset by a $55 million increase in net interest income from the first six months of 2018 to the first six months of 2019.
Net interest income increased from the second quarter of 2018 to the second quarter of 2019 primarily from loan growth and increases in short-term interest rates, partially offset by an increase in interest expense. The provision for credit losses increased from $12 million in the second quarter of 2018 to $21 million in the second quarter of 2019, reflecting loan growth and generally stable credit quality in the total loan portfolio.
When comparing the second quarter of 2019 with the second quarter of 2018, customer-related fees increased by $5 million, or 4%, primarily due to an increase in other service charges, commissions and fees. Salaries and employee benefits increased $8 million during this same time period due to increases in base salaries from annual salary merit increases and headcount, and a decline in deferred salaries. FDIC premiums decreased by $8 million from the second quarter of 2018 to the second quarter of 2019.
Adjusted PPNR of $294 million for the second quarter of 2019 was up $24 million, or 9%, from the second quarter of 2018. The increase in PPNR reflects operating leverage improvement resulting from the same factors previously discussed. Noninterest expense increased by $3 million, or 1%, from the second quarter of 2018 to the second quarter of 2019.The Bank’s efficiency ratio was 59.0% in the second quarter of 2019 compared with 60.9% in the second quarter of 2018 and 60.2% in the first quarter of 2019. The Bank is committed to further improvement of the efficiency ratio in 2019. See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of adjusted PPNR.
Our average loan portfolio increased $3.1 billion, or 7%, since the second quarter of 2018. We have seen widespread loan growth across most products and geographies, with particular strength in 1-4 family residential loans, and essentially all categories of commercial and commercial real estate loans. Asset quality during the second quarter of 2019 was generally stable when compared with the first quarter of 2019, but improved when compared with the second quarter of 2018. Credit quality in the oil and gas-related portfolio continues to strengthen and it has

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
remained strong in the rest of the lending portfolio. Overall, from the second quarter of 2018 to the second quarter of 2019, criticized, classified, and nonaccrual loans declined by $232 million, $177 million, and $94 million, respectively.
Areas of focus for 2019
In 2019, we are focused on ongoing initiatives related to Bank profitability, reducing earnings volatility, and returns on- and of-equity. We are working to achieve earnings growth through positive operating leverage and achieved an 9% growth in adjusted PPNR from the second quarter of 2018 to the second quarter of 2019. With headwinds on revenue expected in the near future as a result of falling interest rates, we are focusing even more on expense control. We continue to implement technology upgrades and process simplification to ensure current and future performance, with emphasis on automation and simple, easy, fast, safe processes.
We are also focused on reducing potential earnings volatility and are actively adjusting our interest rate risk profile to move towards a more neutral interest-rate sensitive position and to protect net income against a decline in interest rates. During the first six months of 2019, we added $3.5 billion of interest rate floors and $1.6 billion of interest rate swaps, and have $3.5 billion of interest rate floors and $2.7 billion of interest rate swaps outstanding as of June 30, 2019. Shortly after the end of the second quarter, the Bank modified all of its floors to reduce the strike rate from 1.5% to 1% while doubling the notional amount from $3.5 billion to $7.0 billion. The modification did not result in any additional costs to the Bank. See “Interest Rate and Market Risk Management” on page 27 for further information regarding our interest rate risk management and Note 7 of the Notes to the Consolidated Financial Statements for further information regarding our use of derivative instruments.
We continue to focus on the return on- and of- capital. During the last 12 months we have repurchased $985 million, or 20.0 million shares, of common stock which is equivalent to 10.2% of common stock outstanding as of June 30, 2018. The share repurchases have resulted in higher returns being provided to shareholders. For example, return on average tangible common equity was 12.7% in the second quarter of 2019, an increase of 30 basis points (“bps”) from the second quarter of 2018. Also, capital distributed as a percentage of net earnings applicable to common shareholders increased to 174% during the second quarter of 2019 from 89% during the second quarter of 2018. During July 2019, the Board approved a plan to repurchase $275 million of Bank common stock during the third quarter of 2019 and declared a dividend of $0.34 per common share during the third quarter of 2019. See “Areas of focus for 2019” in our 2018 Annual Report on Form 10-K for a more detailed discussion of the major areas of emphasis in 2019.
Net Interest Income
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income increased to $569 million in the second quarter of 2019 from $548 million in the second quarter of 2018, and was driven by loan growth. The $21 million, or 4%, increase in net interest income was primarily due to a $67 million increase in interest and fees on loans, resulting from growth across all loan segments, partially offset by an increase in interest expense.
Interest expense increased $57 million from the second quarter of 2018 to the second quarter of 2019 due to an increase in short-term interest rates and an increase in short- and long-term borrowings. The Bank’s cost of total deposits and interest-bearing liabilities increased from 0.40% to 0.75% and the Bank’s use of short- and long-term borrowings increased $1.7 billion, or 32%.
Net Interest Margin and Interest Rate Spreads
The net interest margin (“NIM”) decreased to 3.54% in the second quarter of 2019, compared with 3.68% in the first quarter of 2019, and 3.56% in the same prior year period. The decrease in NIM from the prior year period was a result of increased costs of deposits and borrowed funds, which more than offset improved loan and securities yields. NIM decreased from the first quarter of 2019 primarily due to the increase in the cost of deposits and a decline in loan yields, both of which were due to changes in competitive pricing pressure and portfolio composition. The NIM continues to benefit from the stability of noninterest-bearing demand deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average interest-earning assets increased $2.9 billion from the second quarter of 2018 to the second quarter of 2019, with average rates improving 31 bps. Average interest-bearing liabilities increased $3.7 billion in the second quarter of 2019 compared with the second quarter of 2018. The average rate on interest-bearing liabilities increased 53 bps from the second quarter of 2018 to the second quarter of 2019 due to rising interest rates and increased rates paid on deposits and federal funds purchased and other short-term borrowings.
The average loan portfolio increased $3.1 billion, or 7%, between the second quarter of 2018 and the second quarter of 2019, with growth across all loan segments. The average loan yield increased 28 bps over the same period, with increases in the average rates for commercial, CRE, and consumer loans of 26 bps, 28 bps, and 30 bps, respectively. Benchmark interest rates have increased several times during the last year, which has had a positive impact on NIM, as our earning assets generally reprice quicker than our funding sources. A portion of our variable-rate loans were not affected by these changes primarily due to having longer reset frequencies, or because a substantial portion of our earning assets are tied to longer-term rate indices. The longer-term rates were impacted by a relatively flat yield curve during the last several quarters. Over the next four quarters, we expect moderate total loan growth.
Average AFS securities balances were flat compared with the second quarter of 2018. Yields on average AFS securities increased by 29 bps over the same period, and were primarily a result of reinvesting principal cash flows from fixed-rate securities at higher rates and rising market interest rates on variable-rate securities.
Average noninterest-bearing demand deposits were generally stable and provided us with low cost funding and comprised approximately 42% and 45% of average total deposits for the second quarters of 2019 and 2018, respectively. Average total deposits were $54.3 billion for the second quarter of 2019 compared with $52.9 billion for the second quarter of 2018. Average interest-bearing deposits were $31.3 billion in the second quarter of 2019, compared with $29.3 billion for the same prior year period. The daily average benchmark Federal Funds target rate increased from 1.79% to 2.50% between the second quarter of 2018 and the second quarter of 2019, or 71 bps, while the rate paid on the Bank’s average interest-bearing deposits increased 46 bps, implying a deposit beta of 65%, and the rate paid on total average deposits increased 27 bps. We refer to “deposit beta” as a measure of the changes in rates paid to customers compared with changes in the average benchmark interest rates.
We are actively monitoring and managing deposit rates, and have been increasing deposit pricing as a result of competitive pricing pressure. During the initial stages of the rising rate cycle, deposit pricing increases lagged changes in benchmark rates. As we approach the end of the rising rate cycle, we have observed continued upward pressure on deposit rates in spite of benchmark rates no longer rising.
Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers, which provide us with a low cost of funds and have a positive impact on our NIM. Including wholesale borrowings, the rate paid on interest-bearing liabilities increased 53 bps from the second quarter of 2018 to the second quarter of 2019. Further information regarding deposit assumptions is discussed in “Interest Rate and Market Risk Management” on page 27.
Average borrowed funds increased $1.7 billion, with average short-term borrowings increasing $0.9 billion and average long-term borrowings increasing by $0.8 billion, compared with the same prior year period, and the average interest rate paid on borrowed funds increased by 57 bps as a result of rising short-term interest rates.
The spread on average interest-bearing funds was 3.04% and 3.26% for the second quarters of 2019 and 2018, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM. While the spread on average interest-bearing funds decreased by 22 bps, the NIM decreased only 2 bps as a result of the increasing value of noninterest-bearing deposits in a higher-rate environment. Because of the nature of our deposits being operating accounts for businesses and households, we expect our noninterest-bearing deposits to remain a competitive advantage.
Interest rate spreads and margin are impacted by the mix of assets we hold, the composition of our loan and securities portfolios, and the type of funding used. Additionally, as interest rates increase, our noninterest-bearing deposits become more valuable. In the second quarter of 2019, our noninterest-bearing sources of funds contributed

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
50 bps to the margin, compared with 30 bps in the second quarter of 2018. We expect the mix of interest-earning assets to continue to change over the next four quarters primarily due to moderate-to-strong growth in 1-4 family residential, municipal, commercial and industrial, and owner-occupied loans, and stable-to-moderate growth in oil and gas and commercial real estate loans.
Our estimates of the Bank’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Although the federal funds target rate has increased 150 bps during the past couple of years, we have not experienced significant migration of our noninterest-bearing demand deposits which we attribute to the operating nature of many of our deposit accounts. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 27.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,261	$8	2.64%	$1,317	$7	2.02%
Securities:
Held-to-maturity	687	6	3.69	780	7	3.60
Available-for-sale	14,750	90	2.43	14,745	78	2.14
Trading account	172	2	4.48	179	2	4.06
Total securities [2]	15,609	98	2.51	15,704	87	2.23
Loans held for sale	71	—	2.18	72	1	4.18
Loans and leases [3]
Commercial	24,977	308	4.94	23,275	272	4.68
Commercial real estate	11,777	153	5.22	11,075	136	4.94
Consumer	11,570	124	4.28	10,892	108	3.98
Total loans and leases	48,324	585	4.85	45,242	516	4.57
Total interest-earning assets	65,265	691	4.24	62,335	611	3.93
Cash and due from banks	592			546
Allowance for loan losses	(496)			(480)
Goodwill and intangibles	1,014			1,016
Other assets	3,480			3,088
Total assets	$69,855			$66,505
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$26,262	41	0.63%	$25,479	17	0.26%
Time	5,025	25	2.02	3,807	12	1.27
Total interest-bearing deposits	31,287	66	0.85	29,286	29	0.39
Borrowed funds:
Federal funds purchased and other short-term borrowings	5,795	37	2.53	4,927	24	1.92
Long-term debt	1,230	12	3.84	383	5	5.77
Total borrowed funds	7,025	49	2.76	5,310	29	2.19
Total interest-bearing liabilities	38,312	115	1.20	34,596	58	0.67
Noninterest-bearing deposits	23,060			23,610
Other liabilities	929			661
Total liabilities	62,301			58,867
Shareholders’ equity:
Preferred equity	566			566
Common equity	6,988			7,072
Total shareholders’ equity	7,554			7,638
Total liabilities and shareholders’ equity	$69,855			$66,505
Spread on average interest-bearing funds			3.04%			3.26%
Impact of net noninterest-bearing sources of funds			0.50			0.30
Net interest margin		$576	3.54		$553	3.56
Memo: total cost of deposits			0.49			0.22
Memo: total deposits and interest-bearing liabilities	$61,372	115	0.75	$58,206	58	0.40
1 Rates are calculated using amounts in thousands and taxable-equivalent rates used where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $31 million and $36 million of taxable-equivalent premium amortization for the second quarters of 2019 and 2018, respectively.
3 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,264	$17	2.69%	$1,406	$13	1.85%
Securities:
Held-to-maturity	758	14	3.71	784	14	3.57
Available-for-sale	14,737	180	2.46	14,846	159	2.16
Trading account	140	3	4.49	141	3	4.03
Total securities [2]	15,635	197	2.54	15,771	176	2.24
Loans held for sale	67	1	1.96	62	1	4.08
Loans and leases [3]
Commercial	24,703	612	4.99	23,158	538	4.69
Commercial real estate	11,557	301	5.26	11,070	264	4.81
Consumer	11,490	244	4.29	10,826	212	3.96
Total loans and leases	47,750	1,157	4.89	45,054	1,014	4.54
Total interest-earning assets	64,716	1,372	4.27	62,293	1,204	3.90
Cash and due from banks	574			569
Allowance for loan losses	(498)			(501)
Goodwill and intangibles	1,014			1,016
Other assets	3,417			3,059
Total assets	$69,223			$66,436
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$26,142	76	0.59%	$25,388	28	0.22%
Time	4,851	47	1.96	3,545	20	1.15
Total interest-bearing deposits	30,993	123	0.80	28,933	48	0.34
Borrowed funds:
Federal funds purchased and other short-term borrowings	5,543	70	2.55	5,315	45	1.71
Long-term debt	1,056	21	3.94	383	11	5.80
Total borrowed funds	6,599	91	2.77	5,698	56	1.99
Total interest-bearing liabilities	37,592	214	1.15	34,631	104	0.61
Noninterest-bearing deposits	23,140			23,514
Other liabilities	929			658
Total liabilities	61,661			58,803
Shareholders’ equity:
Preferred equity	566			566
Common equity	6,996			7,067
Total shareholders’ equity	7,562			7,633
Total liabilities and shareholders’ equity	$69,223			$66,436
Spread on average interest-bearing funds			3.12%			3.29%
Impact of net noninterest-bearing sources of funds			0.49			0.27
Net interest margin		$1,158	3.61		$1,100	3.56
Memo: total cost of deposits			0.46			0.19
Memo: total deposits and interest-bearing liabilities	$60,732	214	0.70	$58,145	104	0.36
1 Rates are calculated using amounts in thousands and taxable-equivalent rates used where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $63 million and $68 million of taxable-equivalent premium amortization for the first six months of 2019 and 2018, respectively.
3 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Provision for Credit Losses
The provision for credit losses is the combination of both the provision for loan losses and the provision for unfunded lending commitments. Note 6 of our 2018 Annual Report on Form 10-K and “Credit Risk Management” on page 21 contains information on how we determine the appropriate level for the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”).
The provision for credit losses was $21 million in the second quarter of 2019, compared with $12 million in the second quarter of 2018. The increased provision for credit losses reflects loan growth, increased net charge-offs, and an increase in the qualitative portion related to general economic indicators. Classified and nonaccrual loans in the total portfolio declined by $177 million and $94 million, respectively, from the second quarter of 2018 to the second quarter of 2019. During the second quarter of 2019, there were $14 million of net charge-offs, compared with net recoveries of $12 million during the second quarter of 2018.
The provision for loan losses was $20 million during the second quarter of 2019, compared with $5 million during the second quarter of 2018. This increase was primarily as a result of the previously mentioned loan growth, charge-offs, and qualitative adjustments.
During the second quarter of 2019, we recorded a $1 million provision for unfunded lending commitments, compared with a $7 million provision in the second quarter of 2018. This decrease is primarily due to certain portfolios that experienced growth or contraction in unfunded lending commitments relative to the same prior year period. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings, and changes in credit quality.
The allowance for credit losses (“ACL”), which is the combination of both the ALLL and the RULC, increased $15 million, when compared with the second quarter of 2018. This was mainly due to the loan growth and increases in qualitative adjustments described previously.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. We believe a subtotal of customer-related fees provides a good view of income over which we have more direct control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses. For the second quarter of 2019, noninterest income decreased $6 million, or 4%, compared with the second quarter of 2018. The following schedule presents a comparison of the major components of noninterest income.
NONINTEREST INCOME

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2019	2018			2019	2018

Service charges and fees on deposit accounts	$41	$42	$(1)	(2)%	$81	$84	$(3)	(4)%
Other service charges, commissions and fees	58	55	3	5	113	110	3	3
Wealth management and trust income	13	14	(1)	(7)	26	25	1	4
Loan sales and servicing income	9	7	2	29	14	13	1	8
Capital markets and foreign exchange	9	7	2	29	16	15	1	7
Customer-related fees	130	125	5	4	250	247	3	1
Dividends and other investment income	9	11	(2)	(18)	18	22	(4)	(18)
Securities gains (losses), net	(3)	1	(4)	NM	(2)	1	(3)	NM
Other	(4)	1	(5)	NM	(2)	6	(8)	NM
Total noninterest income	$132	$138	$(6)	(4)	$264	$276	$(12)	(4)

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Customer-related fees increased $5 million, or 4%, from the second quarter of 2018 to the second quarter of 2019 and was largely attributable to an increase of $3 million in other service charges, commissions and fees as a result of increased lending activity, including syndication fees, and capital markets product sales. Securities losses were $3 million during the second quarter of 2019 compared to securities gains of $1 million during the second quarter of 2018 primarily as a result of changes in the market values of the Bank’s Small Business Investment Company (“SBIC”) investments. Other noninterest income decreased by $5 million, primarily due to a $6 million valuation adjustment on client-related interest rate swaps in the second quarter of 2019. As a result of the decline in interest rates during the second quarter of 2019, these client-related interest rate swaps significantly increased in value, resulting in a larger exposure to the Bank and a $6 million valuation adjustment.
Customer-related fees increased $3 million, or 1%, from the first six months of 2018 to the first six months of 2019. The only other significant item impacting noninterest income for the first six months of 2019 not previously discussed was a $3 million decrease in service charges and fees on deposit accounts. The decrease in service charges and fees on deposit accounts was primarily due to an unfavorable impact from the earnings credit rate associated with noninterest-bearing demand deposits and softness in retail and small business service charges.
Noninterest Expense
Noninterest expense increased by $3 million, or 1%, from the second quarter of 2018 to the second quarter of 2019. As discussed subsequently, adjusted noninterest expense also increased $3 million, or 1%, over the same period. This 1% increase is within our targeted growth rate of low single-digit percentage range relative to the prior year. As mentioned previously, with the potential headwinds on revenue expected in the near future as a result of falling interest rates, we are focused even more on expense control, while continuing to invest in technology and process simplification initiatives. As previously mentioned, during the first quarter of 2019, the Bank successfully implemented the second phase of its three-phase multi-year project to replace its core loan and deposit systems, upgrading its commercial loans core system. The Bank continues to work on upgrading its primary deposit system. The following schedule presents a comparison of the major components of noninterest expense.
NONINTEREST EXPENSE

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2019	2018			2019	2018

Salaries and employee benefits	$274	$266	$8	3%	$562	$535	$27	5%
Occupancy, net	32	32	—	—	65	63	2	3
Furniture, equipment and software, net	35	32	3	9	67	65	2	3
Other real estate expense, net	—	—	—	NM	(1)	1	(2)	NM
Credit-related expense	8	7	1	14	13	13	—	—
Professional and legal services	13	14	(1)	(7)	23	26	(3)	(12)
Advertising	5	7	(2)	(29)	11	13	(2)	(15)
FDIC premiums	6	14	(8)	(57)	12	26	(14)	(54)
Other	51	49	2	4	102	98	4	4
Total noninterest expense	$424	$421	$3	1	$854	$840	$14	2
Adjusted noninterest expense [1]	$423	$420	$3	1	$853	$839	$14	2
1 For information on non-GAAP financial measures see “GAAP to Non-GAAP Reconciliations” on page 6
Salary and employee benefits expense was up $8 million in the second quarter of 2019, compared with the second quarter of 2018. This increase was primarily due to a $7 million increase in base salaries resulting from annual salary merit increases partially influenced by employee headcount, and a $3 million decline in deferred salaries. The increase was partially offset by a $2 million decrease in incentive compensation. Furniture, equipment and software, net, increased by $3 million, primarily as a result of the successful implementation of our Core Transformation Project to replace our commercial loan systems, which occurred in the first quarter of 2019, and has subsequently resulted in increased amortization.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The aforementioned increases in noninterest expense were offset by a $8 million decrease in FDIC premiums. The decrease in FDIC premiums is primarily due to the elimination of the FDIC surcharge for large banks because the required Deposit Insurance Fund reserve ratio has been met in addition to the Bank issuing more unsecured debt which results in lower FDIC premiums.
The Bank’s efficiency ratio was 59.0% in the second quarter of 2019 compared with 60.9% in the second quarter of 2018 and 60.2% in the first quarter of 2019. Adjusted noninterest expense for the second quarter of 2019 increased $3 million, or 1%, to $423 million, compared with $420 million for the same prior year period. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items, which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of the efficiency ratio). We expect adjusted noninterest expense for 2019 to experience an increase in the low single-digit percentage range relative to the prior year.
Noninterest expense increased by $14 million, or 2%, from the first six months of 2018 to the first six months of 2019. This increase was a result of the same factors as the increase from the second quarter of 2018 to the second quarter of 2019.
Income Taxes
Income tax expense for the second quarter of 2019 was $58 million compared with $56 million for the same prior year period. The effective income tax rates were 22.7% and 22.1% for the second quarters of 2019 and 2018, respectively. Income tax expense for the first six months of 2019 was $119 million compared with $126 million for the same prior year period. The effective income tax rate for both year-to-date periods was 22.5%. Note 13 of the Notes to Consolidated Financial Statements contains additional information about the factors that influenced the income tax rates and information about deferred income tax assets and liabilities. The effective tax rate for 2019 is expected to be approximately 23%, including the effects of stock-based compensation.
Preferred Stock Dividends
Preferred stock dividends have been consistent over the past year and were $9 million and $10 million during the second quarters of 2019 and 2018, respectively, and $17 million for both the first six months of 2019 and 2018.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
For information regarding the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields, see the average balance sheet on page 13.
Average interest-earning assets were $64.7 billion for the first six months of 2019, compared with $62.3 billion for the first six months of 2018. Average interest-earning assets as a percentage of total average assets were 94% for both the first six months of 2019 and 2018.
Average loans were $47.8 billion and $45.1 billion for the first six months of 2019 and 2018, respectively. Average loans as a percentage of total average assets for the first six months of 2019 were 69%, compared with 68% in the same prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 10% to $1.3 billion for the first six months of 2019, compared with $1.4 billion for the first six months of 2018. Average securities decreased by $1% for the first six months of 2019, compared with the first six months of 2018.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
INVESTMENT SECURITIES PORTFOLIO

	June 30, 2019			December 31, 2018
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$695	$695	$698	$774	$774	$767
Available-for-sale
U.S. Treasury securities	40	40	40	40	40	40
U.S. Government agencies and corporations:
Agency securities	1,372	1,372	1,373	1,395	1,394	1,375
Agency guaranteed mortgage-backed securities	9,981	10,110	10,133	10,093	10,236	10,014
Small Business Administration loan-backed securities	1,645	1,790	1,751	1,871	2,042	1,996
Municipal securities	1,203	1,322	1,350	1,178	1,303	1,291
Other debt securities	25	25	25	25	25	21
Total available-for-sale	14,266	14,659	14,672	14,602	15,040	14,737
Total investment securities	$14,961	$15,354	$15,370	$15,376	$15,814	$15,504
The amortized cost of investment securities at June 30, 2019 decreased by 3% from the balances at December 31, 2018. Approximately 34% of the investment securities are floating rate as of June 30, 2019.
The investment securities portfolio includes $393 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. Premium amortization for the six months ended June 30, 2019, was approximately $31 million, compared with approximately $36 million for the same period in 2018, reducing the yield on securities by 81 bps compared with a 92 bps impact for the same period in 2018.
As of June 30, 2019, under the GAAP fair value accounting hierarchy, 0.3% of the $14.7 billion fair value of the AFS securities portfolio was valued at Level 1, 99.7% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2018, 0.3% of the $14.7 billion fair value of AFS securities portfolio was valued at Level 1, 99.7% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of our 2018 Annual Report on Form 10-K for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	June 30, 2019	December 31, 2018

Loans and leases	$2,059	$1,661
Held-to-maturity – municipal securities	695	774
Available-for-sale – municipal securities	1,350	1,291
Trading account – municipal securities	122	89
Unfunded lending commitments	157	144
Total direct exposure to municipalities	$4,383	$3,959
At June 30, 2019, one municipal loan with a balance of approximately $1 million was on nonaccrual. Most of the municipal loan and lease portfolio is secured by real estate, equipment, or is a general obligation of a municipal entity. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at June 30, 2019 and December 31, 2018.
Loan Portfolio
For the first six months of 2019 and 2018, average loans accounted for 69% and 68%, respectively, of total average assets. As presented in the following schedule, the largest category was commercial and industrial loans, which constituted 31% of our loan portfolio at June 30, 2019.
LOAN PORTFOLIO

	June 30, 2019		December 31, 2018
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,883	30.6%	$14,513	31.0%
Leasing	337	0.7	327	0.7
Owner-occupied	7,828	16.1	7,661	16.4
Municipal	2,059	4.2	1,661	3.6
Total commercial	25,107	51.6	24,162	51.7
Commercial real estate:
Construction and land development	2,609	5.4	2,186	4.7
Term	9,218	19.0	8,939	19.1
Total commercial real estate	11,827	24.4	11,125	23.8
Consumer:
Home equity credit line	2,929	6.0	2,937	6.3
1-4 family residential	7,440	15.3	7,176	15.4
Construction and other consumer real estate	644	1.3	643	1.4
Bankcard and other revolving plans	502	1.0	491	1.0
Other	168	0.4	180	0.4
Total consumer	11,683	24.0	11,427	24.5
Total net loans	$48,617	100.0%	$46,714	100.0%
Loan portfolio growth during the first six months of 2019 continued to be widespread across loan products and geographies with particular strength in municipal, construction and land development, consumer 1-4 family

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
residential, and commercial and industrial loans. The growth in the loan portfolio during the first six months of 2019 was primarily at Amegy Bank (“Amegy”) and Zions Bank.
Other Noninterest-Bearing Investments
During the first six months of 2019, the Bank increased its short-term borrowings with the Federal Home Loan Bank (“FHLB”) by $450 million. This increase also led to an increase in FHLB activity stock, which consequently increased by $18 million during the year. Aside from this increase, other noninterest-bearing investments remained relatively stable as set forth in the following schedule.
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	June 30, 2019	December 31, 2018

Bank-owned life insurance	$522	$516
Federal Home Loan Bank stock	208	190
Federal Reserve stock	123	139
Farmer Mac stock	51	54
SBIC investments	139	132
Non-SBIC investment funds	10	12
Other	3	3
Total other noninterest-bearing investments	$1,056	$1,046
Premises, Equipment, and Software
Net premises, equipment, and software increased $9 million, or 0.8%, during the first six months of 2019. In 2017, the Bank implemented the first phase of our core lending and deposit systems replacement project, which replaced the Bank’s primary consumer lending systems. During the first quarter of 2019, the Bank successfully implemented the second phase of this project by replacing its primary commercial and commercial real estate lending systems. With this milestone reached, we now have substantially all our retail, commercial and commercial real estate loans on a new modern core platform. The Bank is well underway with the project to convert its deposit servicing system by 2022. The total core replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule shows the total amount of costs capitalized, less accumulated depreciation, by phase for the core replacement project.

	June 30, 2019
(In millions)	Phase 1	Phase 2	Phase 3	Total
Capitalized costs for the core replacement project
Total amount capitalized, less accumulated depreciation	$59	$86	$46	$191
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Bank. Average total deposits for the first six months of 2019 increased by 3%, compared with the first six months of 2018, with average interest-bearing deposits increasing by 7% and average noninterest-bearing deposits decreasing by 2%. The average interest rate paid for interest-bearing deposits was 46 bps higher during the first six months of 2019, compared with the first six months of 2018.
Demand, savings, and money market deposits were 91% and 92% of total deposits at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019 and December 31, 2018, total deposits included $2.4 billion and $2.2 billion, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 30 for additional information on funding and borrowed funds.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of June 30, 2019, the principal balance of these loans was $575 million, and the guaranteed portion of these loans was $432 million. Most of these loans were guaranteed by the SBA. The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	June 30, 2019	Percent guaranteed	December 31, 2018	Percent guaranteed

Commercial	$553	75%	$537	75%
Commercial real estate	14	79	14	79
Consumer	8	100	9	100
Total loans	$575	75	$560	76

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	June 30, 2019		December 31, 2018
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,707	10.8%	$2,636	10.9%
Retail trade [1]	2,540	10.1	2,434	10.0
Manufacturing	2,227	8.9	2,145	8.9
Finance and insurance	1,813	7.2	2,036	8.4
Healthcare and social assistance	1,799	7.2	1,695	7.0
Wholesale trade	1,597	6.4	1,527	6.3
Utilities [2]	1,424	5.7	1,163	4.8
Transportation and warehousing	1,416	5.6	1,328	5.5
Mining, quarrying, and oil and gas extraction	1,242	4.9	1,206	5.0
Construction	1,217	4.8	1,194	4.9
Public Administration	989	3.9	806	3.4
Hospitality and food services	986	3.9	1,005	4.2
Professional, scientific, and technical services	943	3.8	859	3.6
Other Services (except Public Administration)	854	3.4	887	3.7
Other [3]	3,353	13.4	3,241	13.4
Total	$25,107	100.0%	$24,162	100.0%
1 At June 30, 2019 and December 31, 2018, 84% and 83% of retail trade consist of motor vehicle and parts dealers, gas stations, grocery stores, building material suppliers, and direct-to-consumer retailers, respectively.
2 Includes primarily utilities, power, and renewable energy.
3 No other industry group exceeds 3.2%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	6/30/2019	$1,221	$2,969	$605	$577	$1,566	$1,314	$397	$569	$9,218	77.9%
% of loan type		13.2%	32.2%	6.6%	6.3%	17.0%	14.2%	4.3%	6.2%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2019	0.2%	—%	—%	—%	—%	0.3%	—%	0.4%	0.1%
	3/31/2019	0.3%	0.2%	0.2%	—%	0.1%	0.1%	—%	0.3%	0.2%
≥ 90 days	6/30/2019	—%	0.1%	—%	—%	0.1%	0.1%	—%	—%	0.1%
	3/31/2019	—%	0.1%	—%	—%	0.1%	0.1%	—%	—%	0.1%
Accruing loans past due 90 days or more	6/30/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	3/31/2019	—	—	—	—	—	1	—	—	1
Nonaccrual loans	6/30/2019	$2	$6	$—	$—	$4	$5	$—	$14	$31
	3/31/2019	2	6	—	—	4	5	—	15	32
Residential construction and land development
Balance outstanding	6/30/2019	$40	$336	$76	$1	$190	$53	$10	$9	$715	6.1%
% of loan type		5.6%	47.0%	10.6%	0.1%	26.6%	7.4%	1.4%	1.3%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
	3/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	6/30/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
	3/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	6/30/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	3/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	3/31/2019	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	6/30/2019	$154	$319	$79	$112	$466	$512	$209	$43	$1,894	16.0%
% of loan type		8.1%	16.9%	4.2%	5.9%	24.6%	27.0%	11.0%	2.3%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2019	—%	3.5%	—%	—%	—%	—%	5.8%	—%	1.2%
	3/31/2019	—%	1.1%	—%	—%	0.3%	1.1%	—%	—%	0.6%
≥ 90 days	6/30/2019	—%	—%	—%	—%	—%	1.2%	—%	—%	0.3%
	3/31/2019	—%	—%	—%	—%	—%	0.2%	—%	—%	0.1%
Accruing loans past due 90 days or more	6/30/2019	$—	$—	$—	$—	$—	$5	$—	$—	$5
	3/31/2019	—	—	—	—	—	1	—	—	1
Nonaccrual loans	6/30/2019	$—	$—	$—	$—	$—	$1	$—	$—	$1
	3/31/2019	—	—	—	—	—	1	—	—	1
Total construction and land development	6/30/2019	$194	$655	$155	$113	$656	$565	$219	$52	$2,609
Total commercial real estate	6/30/2019	$1,415	$3,624	$760	$690	$2,222	$1,879	$616	$621	$11,827	100.0%
1 No other geography exceeds $91 million for all three loan types.
2 Delinquency rates include nonaccrual loans.
Approximately 9% of the CRE term loans consist of mini-perm loans as of June 30, 2019. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
five years. The remaining 91% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $210 million, or 8%, of the commercial construction and land development portfolio at June 30, 2019 consists of land acquisition and development loans. Most of these land acquisition and development loans are secured by specific retail, apartment, office, or other projects.
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
We are also engaged in Home Equity Credit Line (“HECL”) lending. At both June 30, 2019 and December 31, 2018, our HECL portfolio totaled $2.9 billion. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	June 30, 2019	December 31, 2018

Secured by first deeds of trust	$1,417	$1,458
Secured by second (or junior) liens	1,512	1,479
Total	$2,929	$2,937
At June 30, 2019, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 88% of our HECL portfolio is still in the draw period, and approximately 15% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized ratio of net charge-offs to average balances for the first six months of 2019 and 2018 for the HECL portfolio was (0.02)% and 0.01%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.52% at June 30, 2019, compared with 0.55% at December 31, 2018.
Total nonaccrual loans at June 30, 2019 decreased $4 million from December 31, 2018, primarily in the term commercial real estate loan portfolio. The largest total decrease in nonaccrual loans occurred at Amegy, mainly due to improvements in the oil and gas-related portfolio.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule sets forth our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	June 30, 2019	December 31, 2018

Nonaccrual loans [1]	$248	$252
Other real estate owned	5	4
Total nonperforming assets	$253	$256
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.52%	0.55%
Accruing loans past due 90 days or more	$17	$10
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.03%	0.02%
Nonaccrual loans and accruing loans past due 90 days or more	$265	$262
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	0.54%	0.56%
Accruing loans past due 30-89 days	$99	$65
Nonaccrual loans[1] current as to principal and interest payments	60.1%	58.5%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs decreased $26 million, or 13%, during the first six months of 2019, primarily due to payments and payoffs. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	June 30, 2019	December 31, 2018

Restructured loans – accruing	$97	$112
Restructured loans – nonaccruing	79	90
Total	$176	$202
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018

Balance at beginning of period	$174	$229	$202	$226
New identified TDRs and principal increases	14	18	20	69
Payments and payoffs	(11)	(54)	(39)	(88)
Charge-offs	(1)	(2)	(5)	(3)
No longer reported as TDRs	—	(7)	—	(18)
Sales and other	—	(3)	(2)	(5)
Balance at end of period	$176	$181	$176	$181
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.
The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	Six Months Ended June 30, 2019	Twelve Months Ended December 31, 2018	Six Months Ended June 30, 2018

Loans and leases outstanding (net of unearned income)	$48,617	$46,714	$45,230
Average loans and leases outstanding (net of unearned income)	$47,750	$45,425	$45,054
Allowance for loan losses:
Balance at beginning of period	$495	$518	$518
Provision for loan losses	22	(39)	(35)
Charge-offs:
Commercial	27	46	30
Commercial real estate	1	5	—
Consumer	7	18	9
Total	35	69	39
Recoveries:
Commercial	12	68	38
Commercial real estate	3	9	5
Consumer	6	8	3
Total	21	85	46
Net loan and lease charge-offs (recoveries)	14	(16)	(7)
Balance at end of period	$503	$495	$490
Ratio of annualized net charge-offs to average loans and leases	0.06%	(0.04)%	(0.03)%
Ratio of allowance for loan losses to net loans and leases, at period end	1.03%	1.06%	1.08%
Ratio of allowance for loan losses to nonaccrual loans, at period end	203%	201%	143%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	190%	193%	141%
The total ALLL increased during the first six months of 2019 by $8 million as a result of loan growth, increased net charge-offs, and an increase in the qualitative portion related to general economic indicators.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At June 30, 2019, the reserve increased by $3 million from December 31, 2018, and increased by $2 million from June 30, 2018.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.
Interest Rate and Market Risk Management
Interest rate and market risk are managed centrally. Interest rate risk is the potential for reduced net interest income and other rate-sensitive income resulting from adverse changes in the level of interest rates. Market risk is the potential for loss arising from adverse changes in the fair value of fixed income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, we are exposed to both interest rate risk and market risk.
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
Over the course of the last several years, we have actively reduced the level of asset sensitivity through the purchase of short-to-medium duration agency pass-through securities and funding these purchases by reducing money market investments and increasing short-term borrowings. This repositioning of the investment portfolio has increased current net interest income while dampening the impact of lower rates on net interest income contraction. We anticipate moderately lower net interest income in a falling rate environment as our assets reprice more quickly than our liabilities. Furthermore, as our deposit rates changes tend to lag changes in our assets, we anticipate a reduction in current interest income in a stable rate environment as asset yields level off and deposit rates continue to increase slightly.
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
EaR is an estimate of the change in total net interest income that would be recognized under different rate environments over a one-year period. EaR is measured simulating net interest income under several different scenarios including parallel and nonparallel interest rate shifts across the yield curve, taking into account deposit repricing assumptions and estimates of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower-rate environment). Our policy contains a trigger for a 10% decline in rate-sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps. As of December 31, 2018 the EaR declined by 12% for a 200 bps decline in rates. This trigger violation informed our decision to move to a less asset-sensitive position throughout 2019. As of June 30, 2019 the EaR declined by 8% for a 200 bps decline in rates.
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
In addition, we assume certain correlation rates, often referred to as a “deposit beta,” of interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation rate, while interest-on-checking accounts are assumed to have a lower correlation rate. Actual results may differ materially due to factors including the shape of the yield curve, competitive pricing, money supply, credit worthiness of the Bank, and so forth; however, we use our historical experience as well as industry data to inform our assumptions.
The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule.
DEPOSIT ASSUMPTIONS

	June 30, 2019
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.1%	3.1%
Money market	4.0%	1.6%
Savings and interest-on-checking	3.3%	2.4%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	June 30, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(4.1)%	—%	3.2%	6.0%	8.9%
1 Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 42%. If the weighted average deposit beta increased to 58% it would decrease the EaR in the +200bps shock from 6.0% to 3.7%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For comparative purposes, the December 31, 2018 measures are presented in the following schedule.

	December 31, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(5.3)%	—%	3.4%	5.1%	10.1%
1 Assumes rates cannot go below zero in the negative rate shift.
The asset sensitivity as measured by EaR decreased slightly quarter-over-quarter due to changes in the investment securities and funding compositions.
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. During the past year, an increase in short-term rates has led to a flatter yield curve as longer-term rates have not increased at the same pace as short-term rates. If we consider a steeping rate shock where the short-term rate moves -200bps but the ten-year rate only moves -30bps, the earnings decline is 31% less severe over 12 months compared with the parallel -200bps rate shock.
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest-bearing deposits, the weighted average modeled beta is 42%. If the weighted average deposit beta increased to 58% it would decrease the EVE in the +200bps shock from (1.3)% to (3.2)%.

	June 30, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	7.7%	—%	0.5%	(1.3)%	(3.3)%
1 Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2018 measures are presented in the following schedule. The changes in EVE measures from December 31, 2018 are driven by increases in interest rates which increase the expected life of certain assets and decrease the expected life of certain liabilities.

	December 31, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	(2.5)%	—%	(2.1)%	(5.6)%	(5.4)%
1 Assumes rates cannot go below zero in the negative rate shift.
Our focus on business banking also plays a significant role in determining the nature of the Bank’s asset-liability management posture. At June 30, 2019, $21 billion of the Bank’s commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans approximately 98% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $5.2 billion of cash flow hedges by receiving fixed rates on interest rate swaps or through purchased interest rate floors. Additionally, asset sensitivity is reduced due to $58 million of variable-rate loans being priced at floored rates at June 30, 2019, which were above the “index plus spread” rate by an average of 65 bps. At June 30, 2019, we also had $3.3 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans approximately $7 million were priced at floored rates, which were above the “index plus spread” rate by an average of 49 bps.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
At June 30, 2019, we had a relatively small amount, $148 million, of trading assets and $66 million of securities sold, not yet purchased, compared with $106 million and $85 million, respectively, at December 31, 2018.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the second quarter of 2019, the after-tax change in AOCI attributable to AFS securities increased by $116 million, due largely to changes in the interest rate environment, compared with a $50 million decrease in the same prior year period.
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
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was approximately $139 million and $132 million at June 30, 2019 and December 31, 2018, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early-stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $11 million at both June 30, 2019 and December 31, 2018.
Liquidity Risk Management
Overview
Liquidity refers to our capacity to meet our cash and collateral obligations and to manage both expected and unexpected cash flows without adversely impacting the operations or financial strength of the Bank. Sources of liquidity include both traditional forms of funding, such as deposits, borrowings, and equity and unencumbered assets, such as marketable loans and securities. The Bank continues to perform liquidity stress tests and assess its portfolio of highly liquid assets (sufficient to cover 30-day funding needs under the stress scenarios). At June 30, 2019, our investment securities portfolio of $15.5 billion and cash and money market investments of $1.8 billion collectively comprised 25% of total assets.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Liquidity Management Actions
The Bank’s consolidated cash, interest-bearing deposits held as investments, and security resell agreements was $1.7 billion at June 30, 2019 compared to $2.4 billion at December 31, 2018 and $1.5 billion at June 30, 2018. During the first six months of 2019 uses of cash were primarily from (1) loan originations, (2) repurchases of our common stock, and (3) dividends on common and preferred stock. The primary sources of cash during the same period were from (1) the issuance of long-term debt, (2) a decrease in investment securities, (3) an increase in short-term debt, (4) an increase in deposits, and (5) net cash provided by operating activities
The Bank’s loan to total deposit ratio has increased slightly and was 89% at June 30, 2019 compared with 86% at December 31, 2018, and 84% at June 30, 2018 indicating a higher loan growth than deposit growth. As a result of the higher loan growth, the Bank is relying on more expensive wholesale funding for a portion of its loan growth. The Bank’s core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, was $51.0 billion at June 30, 2019 compared with $51.2 billion at December 31, 2018 and $50.8 billion at June 30, 2018.
Total deposits were $54.3 billion at June 30, 2019 compared to $54.1 billion at December 31, 2018 and $53.6 billion at June 30, 2018. The increase for the first six months of 2019 was a result of a $579 million and $350 million increase in time deposits and savings and money market deposits, respectively, partially offset by a $698 million decrease in noninterest-bearing demand deposits.
During the first six months of 2019, the Bank issued a $500 million senior note with an interest rate of 3.35% and a maturity date of March 4, 2022. At June 30, 2019, maturities of our long-term senior and subordinated debt ranged from August 2021 to September 2028.
The Bank’s cash payments for interest, reflected in operating expenses, increased to $199 million during the first six months of 2019 from $100 million during the first six months of 2018 due to an increase in deposits, short- and long-term borrowings, and higher interest rates paid on deposits and short-term borrowings. Additionally, the Bank paid approximately $127 million of dividends on preferred stock and common stock for the first six months of 2019 compared with $104 million for the first six months of 2018. Dividends paid per common share increased from $0.24 in the second quarter of 2018 to $0.30 in the second quarter of 2019. In July 2019, the Board approved a quarterly common dividend of $.034 per share.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate the Bank’s debt at an investment-grade level. The Bank’s credit ratings did not change during the first six months of 2019 and are presented in the following schedule.

CREDIT RATINGS
as of July 31, 2019:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

S&P	Stable	BBB+	BBB	A-2
Kroll	Stable	A-	BBB+	K2
Fitch	Positive	BBB	BBB-
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
The amount available for additional FHLB and Federal Reserve borrowings was approximately $13.8 billion at both June 30, 2019 and December 31, 2018. Loans with a carrying value of approximately $23.3 billion at June 30, 2019 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
borrowings compared with $22.6 billion at December 31, 2018. At June 30, 2019, we had $5.0 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $4.5 billion of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2018. At June 30, 2019, our total investment in FHLB and Federal Reserve stock was $208 million and $123 million, respectively, compared with $190 million and $139 million at December 31, 2018.
Our AFS investment securities are primarily held as a source of contingent liquidity. We target securities that can be easily turned into cash through sale or repurchase agreements and whose value remains relatively stable during market disruptions. We regularly manage our short-term funding needs through secured borrowing with the securities pledged as collateral. Interest rate risk management is another consideration for selection of investment securities. Our AFS securities balances have been fairly constant over the last year.
Our use of borrowed funds (both short- and long-term) increased by $882 million during the first six months of 2019, which helped to fund loan growth over the period.
During the first six months of 2019 we paid income taxes of $132 million compared to $91 million for the first six months of 2018.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
economic conditions. The timing and amount of capital actions are subject to various factors, including the Bank's financial performance, business needs, prevailing and anticipated economic conditions, and OCC approval.
Common stock and additional paid-in capital decreased $535 million, or 14%, from December 31, 2018 to June 30, 2019, primarily due to $550 million of Bank common stock repurchases from publicly announced plans.
Capital Management Actions
During the first six months of 2019, the Bank repurchased 11.3 million shares of common stock, or 6% of common stock outstanding as of December 31, 2018, for $550 million at an average price of $48.50 per share. During the last four quarters, the Bank repurchased 20.0 million shares of common stock, or 10% of common stock outstanding as of June 30, 2018, for $985 million at an average price of $49.29 per share. In July 2019, the Bank announced that the Board of Directors approved a plan to repurchase $275 million of common stock during the third quarter of 2019. Shares may be repurchased occasionally in the open market, through privately negotiated transactions, utilizing Rule 10b5-1 plans or otherwise.
The Bank paid common dividends of $110 million, or $0.60 per share, during the first six months of 2019 compared to $87 million, or $0.44 per share, during the first six months of 2018. In July 2019, the Board of Directors declared a quarterly dividend of $0.34 per common share payable on August 22, 2019 to shareholders of record on August 15, 2019. The Bank also paid dividends on preferred stock of $17 million for both the first six months of 2019 and 2018. See Note 9 for additional detail about capital management transactions during the first six months of 2019.
CAPITAL DISTRIBUTIONS

	Three Months Ended
(Dollar amounts in millions)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Common dividends paid	$54	$56	$57	$58	$47	$40
Bank common stock repurchased – from publicly announced plans	275	275	250	185	120	115
Total capital distributed to common shareholders	$329	$331	$307	$243	$167	$155
Capital distributed as a percentage of net earnings applicable to common shareholders	174%	161%	141%	113%	89%	67%
Total shareholders’ equity has remained consistent and was $7.6 billion at June 30, 2019, December 31, 2018 and June 30, 2018. The primary increases in shareholders’ equity during the first six months of 2019 was net income of $411 million and $275 million from an increase in the fair value of our AFS securities due largely to changes in the interest rate environment. The primary decreases during the same period was $550 million from repurchases of Bank common stock from publicly announced plans and $127 million from common and preferred stock dividends paid.
Weighted average diluted shares decreased by 20 million and 18 million when comparing the second quarters of 2019 and 2018 and the first six months of 2019 and 2018, respectively, primarily due to Bank share repurchases and a decrease in the Bank’s common share price which reduced the dilutive impact of warrants outstanding. As of June 30, 2019, the Bank had 29.3 million ZIONW warrants outstanding with an exercise price of $34.41 which expire on May 22, 2020.
The following schedule presents diluted shares from the outstanding common stock warrants at June 30, 2019 at various Zions Bancorporation, N.A. common stock market prices as of July 31, 2019, excluding the effect of changes in exercise cost and warrant share multiplier from the future payment of common stock dividends.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation, N.A. Common Stock Market Price	Diluted Shares (000s)

$30.00	—
35.00	2,385
40.00	5,979
45.00	8,775
50.00	11,011
55.00	12,841
60.00	14,366
65.00	15,656
See Note 9 of the Notes to Consolidated Financial Statements for additional information on our common stock warrants.
Basel III Capital Requirements
The Bank is subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. We met all capital adequacy requirements under the Basel III Capital Rules as of June 30, 2019. The following schedule presents the Bank’s capital and performance ratios as of June 30, 2019, December 31, 2018 and June 30, 2018.
CAPITAL RATIOS

	June 30, 2019	December 31, 2018	June 30, 2018

Tangible common equity ratio[1]	8.7%	8.9%	9.2%
Tangible equity ratio[1]	9.5	9.7	10.1
Average equity to average assets (three months ended)	10.8	11.2	11.5
Basel III risk-based capital ratios:
Common equity tier 1 capital	10.8	11.7	12.2
Tier 1 leverage	9.5	10.3	10.5
Tier 1 risk-based	11.8	12.7	13.3
Total risk-based	13.0	13.9	14.8
Return on average common equity (three months ended)	10.8	12.4	10.6
Return on average tangible common equity (three months ended)[1]	12.7	14.5	12.4
Tangible book value per common share	$34.02	$31.97	$30.91
1 See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding these ratios.
At June 30, 2019, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.6 billion and $7.2 billion, respectively, compared with $6.8 billion and $7.4 billion, respectively, at December 31, 2018. We believe that we have further room to optimize our capital ratios as supported by our stress testing and efforts to improve our loan portfolio composition and are continuing to reduce excess capital. A more detailed discussion of capital management and Basel III requirements, including implications for the Bank, is contained in “Capital Standards – Basel Framework” under Part 1, Item 1, “Capital Management," and Note 14 of the Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

ITEM 1. FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from banks	$538	$614
Money market investments:
Interest-bearing deposits	634	619
Federal funds sold and security resell agreements	620	1,461
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $698 and $767)	695	774
Available-for-sale, at fair value	14,672	14,737
Trading account, at fair value	148	106
Total securities	15,515	15,617
Loans held for sale	105	93
Loans and leases, net of unearned income and fees	48,617	46,714
Less allowance for loan losses	503	495
Loans held for investment, net of allowance	48,114	46,219
Other noninterest-bearing investments	1,056	1,046
Premises, equipment and software, net	1,133	1,124
Goodwill and intangibles	1,014	1,015
Other real estate owned	5	4
Other assets	1,331	934
Total Assets	$70,065	$68,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$22,947	$23,645
Interest-bearing:
Savings and money market	26,470	26,120
Time	4,915	4,336
Total deposits	54,332	54,101
Federal funds purchased and other short-term borrowings	6,023	5,653
Long-term debt	1,236	724
Reserve for unfunded lending commitments	60	57
Other liabilities	815	633
Total liabilities	62,466	61,168
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 176,935 and 187,554 shares) and additional paid-in capital	3,271	3,806
Retained earnings	3,737	3,456
Accumulated other comprehensive income (loss)	25	(250)
Total shareholders’ equity	7,599	7,578
Total liabilities and shareholders’ equity	$70,065	$68,746

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$581	$514	$1,151	$1,011
Interest on money market investments	8	7	17	13
Interest on securities	95	85	191	170
Total interest income	684	606	1,359	1,194
Interest expense:
Interest on deposits	66	29	123	48
Interest on short- and long-term borrowings	49	29	91	56
Total interest expense	115	58	214	104
Net interest income	569	548	1,145	1,090
Provision for credit losses:
Provision for loan losses	20	5	22	(35)
Provision for unfunded lending commitments	1	7	3	—
Total provision for credit losses	21	12	25	(35)
Net interest income after provision for loan losses	548	536	1,120	1,125
Noninterest income:
Service charges and fees on deposit accounts	41	42	81	84
Other service charges, commissions and fees	58	55	113	110
Wealth management and trust income	13	14	26	25
Loan sales and servicing income	9	7	14	13
Capital markets and foreign exchange	9	7	16	15
Customer-related fees	130	125	250	247
Dividends and other investment income	9	11	18	22
Securities gains (losses), net	(3)	1	(2)	1
Other	(4)	1	(2)	6
Total noninterest income	132	138	264	276
Noninterest expense:
Salaries and employee benefits	274	266	562	535
Occupancy, net	32	32	65	63
Furniture, equipment and software, net	35	32	67	65
Other real estate expense, net	—	—	(1)	1
Credit-related expense	8	7	13	13
Professional and legal services	13	14	23	26
Advertising	5	7	11	13
FDIC premiums	6	14	12	26
Other	51	49	102	98
Total noninterest expense	424	421	854	840
Income before income taxes	256	253	530	561
Income taxes	58	56	119	126
Net income	198	197	411	435
Preferred stock dividends	(9)	(10)	(17)	(17)
Net earnings applicable to common shareholders	$189	$187	$394	$418
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	179,156	195,583	181,946	196,149
Diluted shares (in thousands)	189,098	209,247	192,206	209,859
Net earnings per common share:
Basic	$1.05	$0.95	$2.15	$2.11
Diluted	0.99	0.89	2.04	1.97
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018

Net income for the period	$198	$197	$411	$435
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	116	(50)	237	(175)
Net unrealized gains (losses) on other noninterest-bearing investments	—	2	(3)	3
Net unrealized holding gains (losses) on derivative instruments	31	(2)	39	(5)
Reclassification adjustment for decrease in interest income recognized in earnings on derivative instruments	1	1	2	1
Other comprehensive income (loss)	148	(49)	275	(176)
Comprehensive income	$346	$148	$686	$259
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at March 31, 2019	$566	182,513	$—	$3,541	$3,603	$(122)	$7,588
Net income for the period					198		198
Other comprehensive income, net of tax						147	147
Bank common stock repurchased		(5,857)		(276)			(276)
Net shares issued from stock warrant exercises		7
Net activity under employee plans and related tax benefits		272		6			6
Dividends on preferred stock					(10)		(10)
Dividends on common stock, $0.30 per share					(54)		(54)
Balance at June 30, 2019	$566	176,935	$—	$3,271	$3,737	$25	$7,599

Balance at March 31, 2018	$566	197,050	$4,346	$—	$2,999	$(267)	$7,644
Net income for the period					197		197
Other comprehensive loss, net of tax						(48)	(48)
Bank common stock repurchased		(2,270)	(127)				(127)
Net shares issued from stock warrant exercises		53
Net activity under employee plans and related tax benefits		559	12				12
Dividends on preferred stock					(10)		(10)
Dividends on common stock, $0.24 per share					(47)		(47)
Balance at June 30, 2018	$566	195,392	$4,231	$—	$3,139	$(315)	$7,621

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2018	$566	187,554	$—	$3,806	$3,456	$(250)	$7,578
Net income for the period					411		411
Other comprehensive income, net of tax						275	275
Cumulative effect adjustment, adoption of ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities					(3)		(3)
Bank common stock repurchased		(11,363)		(551)			(551)
Net shares issued from stock warrant exercises		8
Net activity under employee plans and related tax benefits		736		16			16
Dividends on preferred stock					(17)		(17)
Dividends on common stock, $0.60 per share					(110)		(110)
Balance at June 30, 2019	$566	176,935	$—	$3,271	$3,737	$25	$7,599

Balance at December 31, 2017	$566	197,532	$4,445	$—	$2,807	$(139)	$7,679
Net income for the period					435		435
Other comprehensive loss, net of tax						(176)	(176)
Cumulative effect adjustment, adoption of ASU 2014-09, Revenue from Contracts with Customers					1		1
Bank common stock repurchased		(4,541)	(248)				(248)
Net shares issued from stock warrant exercises		1,095
Net activity under employee plans and related tax benefits		1,306	34				34
Dividends on preferred stock					(17)		(17)
Dividends on common stock, $0.44 per share					(87)		(87)
Balance at June 30, 2018	$566	195,392	$4,231	$—	$3,139	$(315)	$7,621

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$411	$435
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25	(35)
Depreciation and amortization	93	92
Share-based compensation	18	18
Deferred income tax expense	3	2
Net increase in trading securities	(42)	(59)
Net increase in loans held for sale	(39)	(34)
Change in other liabilities	(73)	85
Change in other assets	(166)	(52)
Other, net	(10)	(14)
Net cash provided by operating activities	220	438
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	827	40
Proceeds from maturities and paydowns of investment securities held-to-maturity	239	114
Purchases of investment securities held-to-maturity	(160)	(222)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	1,345	1,404
Purchases of investment securities available-for-sale	(1,028)	(1,176)
Net change in loans and leases	(1,877)	(431)
Purchases and sales of other noninterest-bearing investments	(5)	(4)
Purchases of premises and equipment	(60)	(54)
Other, net	4	—
Net cash used in investing activities	(715)	(329)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	232	965
Net change in short-term funds borrowed	371	1,181
Repayments of debt over 90 days and up to one year	—	(2,000)
Proceeds from the issuance of long-term debt	497	—
Proceeds from the issuance of common stock	7	17
Dividends paid on common and preferred stock	(127)	(104)
Bank common stock repurchased	(551)	(248)
Other, net	(10)	—
Net cash provided by (used in) financing activities	419	(189)
Net decrease in cash and due from banks	(76)	(80)
Cash and due from banks at beginning of period	614	548
Cash and due from banks at end of period	$538	$468
Cash paid for interest	$199	$100
Net cash paid for income taxes	132	91
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	6	6
Loans held for investment reclassified to loans held for sale, net	—	39
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019
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
Operating results for the six months ended June 30, 2019 and 2018 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2018 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank’s 2018 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2. RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Bank

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs	This ASU, and subsequent updates, significantly changes how entities will measure credit losses for virtually all financial assets and certain other instruments that are not measured at fair value through net income that have the contractual right to receive cash. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity (“HTM”) securities that are measured at amortized cost. The standard requires credit losses relating to available-for sale (“AFS”) debt securities to be recorded through an allowance for credit loss (“ACL”) rather than a reduction of the carrying amount and replaces the historically required other-than-temporary impairment (“OTTI”) analysis. It also changes the accounting for purchased credit-impaired debt securities and loans.

	The standard retains many of the current disclosure requirements in U.S. GAAP and expands other disclosure requirements. The new guidance is effective for calendar year-end public companies beginning January 1, 2020. Early adoption is permitted as of January 1, 2019.	January 1, 2020
Our implementation team, led jointly by our internal Credit, Treasury, and Accounting groups, has developed models to meet the new standard. We continue to analyze the results of our models. Next steps include establishing and testing controls, further challenging model results, finalizing the qualitative allowance process, and developing disclosures.

Based on our current analysis, we believe the standard may potentially have a material impact on the Bank’s financial statements, and we expect more volatility in the credit loss estimate over economic cycles.
The Bank will adopt this guidance beginning January 1, 2020. Transition to the new standard is through a cumulative-effect adjustment to the opening retained earnings as of the beginning of January 1, 2020.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	This ASU removes the requirements in step two of the current goodwill impairment model, eliminating the requirement to calculate and compare the implied fair value of the reporting entity with the carrying amount of that entity, including goodwill, to measure any impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its implied fair value of goodwill (i.e., measure the charge based on step one of the current guidance).

The standard also continues to allow entities to perform an optional qualitative goodwill impairment assessment before determining whether to proceed to the quantitative step one. The standard is effective for the Bank as of January 1, 2020. Early adoption is allowed for any goodwill impairment test performed after January 1, 2017.	January 1, 2020	We do not currently expect this guidance will have a material impact on the Bank’s financial statements since the fair values of our reporting units were not lower than their respective carrying amounts of goodwill at the time of our impairment analysis for 2018 and there were no significant decreases in the fair value identified for the relevant reporting units since the analysis was performed.

The Bank is not planning to early adopt this new guidance. The transition and adoption provisions are to be applied prospectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards adopted by the Bank during 2019

ASU 2016-02, Leases (Topic 842) and subsequent related ASUs	Although lessor accounting was left materially unchanged by ASU 2016-02 (and all related ASUs which together have been codified in ASC 842), ASC 842 requires that all lessees recognize a right-of-use ("ROU") asset and an offsetting lease liability for all leases with a term greater than 12 months. As the lessee, we adopted an accounting policy election, by class of underlying asset, to not recognize lease assets or liabilities for leases with a term of 12 months or less.

The recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or operating lease. ASC 842 requires additional disclosures to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. These new quantitative and qualitative disclosure requirements are detailed further in Note 8.	January 1, 2019	The Bank adopted ASC 842 as of January 1, 2019 using the second of two permitted modified retrospective approaches for initial adoption. Under this method, the Bank recorded a right-of use asset of approximately $225 million and a lease liability of approximately $242 million. There was no impact to retained earnings upon adoption.

See Note 8 for additional details on the financial statement impact of completing the adoption of ASC 842.

ASU 2017-08, Nonrefundable Fees and Other Costs (Subtopic 310-20). Premium Amortization on Purchased Callable Debt Securities	The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The standard requires the premium of qualifying debt securities to be amortized to the earliest call date. The update does not change the accounting for callable debt securities held at a discount.

		January 1, 2019	We adopted this standard as of January 1, 2019 using a modified retrospective transition approach. As a result of adoption, we recorded a $3 million decrease to retained earnings on January 1, 2019, as a cumulative effect adjustment.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement	The purpose of this ASU is to improve the effectiveness of disclosures in the notes to the financial statements. This update removes, modifies, and makes certain additions to the disclosure requirements for fair value measurement.
The mandatory adoption date of the guidance in this ASU is for the first fiscal period beginning after December 15, 2019, with early adoption permitted.

January 1, 2019	We early adopted this ASU as of January 1, 2019. This standard will be applied prospectively. The changes to the disclosure requirements for fair value measurements are immaterial to the financial statements and can be found in Note 3.

ASU 2018-15, Intangibles – Goodwill and Other-Internal- Use Software (Topic 350-40): Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract	This ASU aligns the requirements for capitalizing implementation costs associated with Cloud Computing Arrangements that meet the definition of a service contract with requirements already provided for costs associated with internal-use software. Additionally, it clarifies that:
-The amortization period for capitalized amounts will be the noncancelable hosting contract term plus any expected renewal periods.
-Entities in a hosting arrangement that is a service contract must provide certain qualitative and quantitative disclosures.
-Transition for those not already following the provisions of this ASU can be applied either retrospectively or prospectively.	January 1, 2019	We early adopted this ASU as of January 1, 2019. The Bank has historically been applying the guidance as clarified in this ASU. Consequently, the adoption of the ASU did not have a material impact on the Bank’s financial statements.

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
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	June 30, 2019
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$40	$13,257	$—	$13,297
Municipal securities		1,350		1,350
Other debt securities		25		25
Total Available-for-sale	40	14,632	—	14,672
Trading account	18	130		148
Other noninterest-bearing investments:
Bank-owned life insurance		522		522
Private equity investments			105	105
Other assets:
Agriculture loan servicing and interest-only strips			19	19
Deferred compensation plan assets	106			106
Derivatives:
Derivatives designated as hedges		26		26
Derivatives not designated as hedges:
Customer-facing interest rate		139		139
Other interest rate		2		2
Foreign exchange	3			3
Total Assets	$167	$15,451	$124	$15,742
LIABILITIES
Securities sold, not yet purchased	$66	$—	$—	$66
Other liabilities:
Deferred compensation plan obligations	106			106
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		11		11
Other interest rate		1		1
Foreign exchange	2			2
Total Liabilities	$174	$12	$—	$186
1 We used a third-party pricing service to measure fair value for approximately 94% of our AFS Level 2 securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$40	$13,385	$—	$13,425
Municipal securities		1,291		1,291
Other debt securities		21		21
Total Available-for-sale	40	14,697	—	14,737
Trading account	14	92		106
Other noninterest-bearing investments:
Bank-owned life insurance		516		516
Private equity investments			102	102
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	95			95
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		40		40
Other interest rate		1		1
Foreign exchange	4			4
Total Assets	$153	$15,346	$120	$15,619
LIABILITIES
Securities sold, not yet purchased	$85	$—	$—	$85
Other liabilities:
Deferred compensation plan obligations	95			95
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		36		36
Other interest rate		1		1
Foreign exchange	2			2
Total Liabilities	$182	$37	$—	$219
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of period	$107	$17	$100	$18	$102	$18	$95	$18
Securities gains (losses), net	(2)	—	1	—	(1)	—	1	—
Other noninterest income	—	2	—	—	—	1	—	—
Purchases	—	—	1	—	4	—	6	—
Balance at end of period	$105	$19	$102	$18	$105	$19	$102	$18
The reconciliation of Level 3 instruments does not include any realized gains and losses in the statement of income during the three months ended June 30, 2019 and 2018. During the six months ended June 30, there were no realized gains or losses in the statement of income in 2019 and $3 million in realized losses in 2018.
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In millions)	Fair value at June 30, 2019				Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$—	$—	$—	$—	$1	$1
Impaired loans	—	6	—	6	—	32	—	32
Other real estate owned	—	1	—	1	—	—	—	—
Total	$—	$7	$—	$7	$—	$32	$1	$33
The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
ASSETS
Private equity investments	$—	$—	$—	$—
Impaired loans	(9)	(1)	(9)	(5)
Other real estate owned	—	—	—	(1)
Total	$(9)	$(1)	$(9)	$(6)
During the three months ended June 30, we recognized an insignificant amount of net gains in 2019 and 2018 from the sale of other real estate owned (“OREO”) properties. During the six months ended June 30, we recognized approximately $1 million of net gains in 2019 and 2018 from the sale of OREO properties that had a carrying value, at the time of sale, of approximately $2 million during these same periods. Prior to their sale, we recognized an insignificant amount of impairment on these properties during the six months ended June 30, 2019 and 2018.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $9 million at

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
June 30, 2019 and $10 million at December 31, 2018. Amounts of other noninterest-bearing investments carried at cost were $332 million at June 30, 2019 and $329 million at December 31, 2018, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. Private equity investments accounted for using the equity method were $38 million at June 30, 2019 and $35 million at December 31, 2018.
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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	June 30, 2019			December 31, 2018
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$695	$698	2	$774	$767	2
Loans and leases (including loans held for sale), net of allowance	48,219	47,475	3	46,312	45,251	3
Financial liabilities:
Time deposits	4,915	4,923	2	4,336	4,319	2
Long-term debt	1,236	1,248	2	724	727	2
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
4. OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	June 30, 2019
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$876	$(256)	$620	$—	$—	$620
Derivatives (included in other assets)	170	—	170	(10)	(14)	146
Total assets	$1,046	$(256)	$790	$(10)	$(14)	$766
Liabilities:
Federal funds and other short-term borrowings	$6,279	$(256)	$6,023	$—	$—	$6,023
Derivatives (included in other liabilities)	14	—	14	(10)	(2)	2
Total Liabilities	$6,293	$(256)	$6,037	$(10)	$(2)	$6,025

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$1,461	$—	$1,461	$—	$—	$1,461
Derivatives (included in other assets)	45	—	45	(35)	(3)	7
Total assets	$1,506	$—	$1,506	$(35)	$(3)	$1,468
Liabilities:
Federal funds and other short-term borrowings	$5,653	$—	$5,653	$—	$—	$5,653
Derivatives (included in other liabilities)	39	—	39	(35)	(1)	3
Total Liabilities	$5,692	$—	$5,692	$(35)	$(1)	$5,656
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

	June 30, 2019
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$695	$5	$2	$698
Available-for-sale
U.S. Treasury securities	40	—	—	40
U.S. Government agencies and corporations:
Agency securities	1,372	6	5	1,373
Agency guaranteed mortgage-backed securities	10,110	86	63	10,133
Small Business Administration loan-backed securities	1,790	1	40	1,751
Municipal securities	1,322	28	—	1,350
Other debt securities	25	—	—	25
Total available-for-sale	14,659	121	108	14,672
Total investment securities	$15,354	$126	$110	$15,370

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$774	$4	$11	$767
Available-for-sale
U.S. Treasury securities	40	—	—	40
U.S. Government agencies and corporations:
Agency securities	1,394	—	19	1,375
Agency guaranteed mortgage-backed securities	10,236	18	240	10,014
Small Business Administration loan-backed securities	2,042	1	47	1,996
Municipal securities	1,303	4	16	1,291
Other debt securities	25	—	4	21
Total available-for-sale debt securities	15,040	23	326	14,737
Total investment securities	$15,814	$27	$337	$15,504
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of June 30, 2019, by contractual maturity of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$138	$138	$177	$177
Due after one year through five years	258	259	633	636
Due after five years through ten years	155	158	2,824	2,835
Due after ten years	144	143	11,025	11,024
Total debt investment securities	$695	$698	$14,659	$14,672
The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	June 30, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$—	$13	$2	$275	$2	$288
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	—	14	5	606	5	620
Agency guaranteed mortgage-backed securities	1	72	62	4,535	63	4,607
Small Business Administration loan-backed securities	1	34	39	1,430	40	1,464
Municipal securities	—	30	—	159	—	189
Other	—	—	—	15	—	15
Total available-for-sale	2	150	106	6,745	108	6,895
Total investment securities	$2	$163	$108	$7,020	$110	$7,183

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$86	$10	$438	$11	$524
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2	245	17	913	19	1,158
Agency guaranteed mortgage-backed securities	16	1,081	224	6,661	240	7,742
Small Business Administration loan-backed securities	19	1,180	28	711	47	1,891
Municipal securities	2	266	14	641	16	907
Other	—	—	4	11	4	11
Total available-for-sale	39	2,772	287	8,937	326	11,709
Total investment securities	$40	$2,858	$297	$9,375	$337	$12,233
At June 30, 2019 and December 31, 2018, respectively, 284 and 606 HTM and 1,182 and 2,588 AFS investment securities were in an unrealized loss position.
Other-Than-Temporary Impairment
The Bank did not recognize any OTTI on its investment securities portfolio during the first six months of 2019. We review investment securities on a quarterly basis for the presence of OTTI. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At June 30, 2019, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. For additional information on our policy and evaluation process relating to OTTI, see Note 5 of our 2018 Annual Report on Form 10-K.
The following summarizes gains and losses that were recognized in the statement of income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Other noninterest-bearing investments	$1	$4	$4	$3	$5	$7	$6	$5
Net gains (losses) [1]		$(3)		$1		$(2)		$1
1 Net gains were recognized in securities gains (losses), net in the statement of income.
Interest income by security type is as follows:

	Three Months Ended June 30,
	2019			2018
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2	$4	$6	$3	$3	$6
Available-for-sale	81	6	87	70	7	77
Trading	—	2	2	—	2	2
Total securities	$83	$12	$95	$73	$12	$85

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30,
	2019			2018
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$4	$8	$12	$5	$7	$12
Available-for-sale	164	12	176	142	13	155
Trading	—	3	3	—	3	3
Total	$168	$23	$191	$147	$23	$170
Investment securities with a carrying value of $2.1 billion at June 30, 2019 and $2.6 billion at December 31, 2018, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
6. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	June 30, 2019	December 31, 2018

Loans held for sale	$105	$93
Commercial:
Commercial and industrial	$14,883	$14,513
Leasing	337	327
Owner-occupied	7,828	7,661
Municipal	2,059	1,661
Total commercial	25,107	24,162
Commercial real estate:
Construction and land development	2,609	2,186
Term	9,218	8,939
Total commercial real estate	11,827	11,125
Consumer:
Home equity credit line	2,929	2,937
1-4 family residential	7,440	7,176
Construction and other consumer real estate	644	643
Bankcard and other revolving plans	502	491
Other	168	180
Total consumer	11,683	11,427
Total loans [1]	$48,617	$46,714
1Loans are presented net of unearned income, unamortized purchase premiums and discounts, and net deferred loan fees and costs totaling $52 million and $50 million at June 30, 2019 and December 31, 2018, respectively.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $210 million at June 30, 2019 and $237 million at December 31, 2018.
Loans with a carrying value of approximately $23.3 billion at June 30, 2019 and $22.6 billion at December 31, 2018 have been pledged at the Federal Reserve or the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $132 million and $250 million for the three and six months ended June 30, 2019 and $206 million and $312 million for the three and six months ended June 30, 2018, respectively, that were classified as

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of Small Business Administration (“SBA”) loans. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods were $170 million and $263 million for the three and six months ended June 30, 2019 and $235 million and $400 million for the three and six months ended June 30, 2018, respectively. See Note 5 for further information regarding guaranteed securities.
The principal balance of sold loans for which we retain servicing was approximately $2.2 billion at both June 30, 2019 and December 31, 2018. Income from loans sold, excluding servicing, was $3 million and $5 million for the six months ended June 30, 2019 and $4 million and $7 million for the three and six months ended June 30, 2018, respectively.
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
For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2018 Annual Report on Form 10-K.
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended June 30, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$328	$113	$56	$497
Provision for loan losses	23	1	(4)	20
Deductions:
Gross loan and lease charge-offs	19	—	4	23
Recoveries	6	—	3	9
Net loan and lease charge-offs (recoveries)	13	—	1	14
Balance at end of period	$338	$114	$51	$503
Reserve for unfunded lending commitments
Balance at beginning of period	$42	$17	$—	$59
Provision for unfunded lending commitments	(1)	2	—	1
Balance at end of period	$41	$19	$—	$60
Total allowance for credit losses at end of period
Allowance for loan losses	$338	$114	$51	$503
Reserve for unfunded lending commitments	41	19	—	60
Total allowance for credit losses	$379	$133	$51	$563

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$331	$110	$54	$495
Provision for loan losses	22	2	(2)	22
Deductions:
Gross loan and lease charge-offs	27	1	7	35
Recoveries	12	3	6	21
Net loan and lease charge-offs (recoveries)	15	(2)	1	14
Balance at end of period	$338	$114	$51	$503
Reserve for unfunded lending commitments
Balance at beginning of period	$40	$17	$—	$57
Provision for unfunded lending commitments	1	2	—	3
Balance at end of period	$41	$19	$—	$60
Total allowance for credit losses at end of period
Allowance for loan losses	$338	$114	$51	$503
Reserve for unfunded lending commitments	41	19	—	60
Total allowance for credit losses	$379	$133	$51	$563

	Three Months Ended June 30, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$329	$104	$40	$473
Provision for loan losses	(18)	15	8	5
Gross loan and lease charge-offs	10	—	3	13
Recoveries	20	3	2	25
Net loan and lease charge-offs (recoveries)	(10)	(3)	1	(12)
Balance at end of period	$321	$122	$47	$490
Reserve for unfunded lending commitments
Balance at beginning of period	$40	$11	$—	$51
Provision for unfunded lending commitments	3	4	—	7
Balance at end of period	$43	$15	$—	$58
Total allowance for credit losses at end of period
Allowance for loan losses	$321	$122	$47	$490
Reserve for unfunded lending commitments	43	15	—	58
Total allowance for credit losses	$364	$137	$47	$548

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$371	$103	$44	$518
Provision for loan losses	(58)	14	9	(35)
Gross loan and lease charge-offs	30	—	9	39
Recoveries	38	5	3	46
Net loan and lease charge-offs (recoveries)	(8)	(5)	6	(7)
Balance at end of period	$321	$122	$47	$490
Reserve for unfunded lending commitments
Balance at beginning of period	$48	$10	$—	$58
Provision for unfunded lending commitments	(5)	5	—	—
Balance at end of period	$43	$15	$—	$58
Total allowance for credit losses at end of period
Allowance for loan losses	$321	$122	$47	$490
Reserve for unfunded lending commitments	43	15	—	58
Total allowance for credit losses	$364	$137	$47	$548

The ALLL and outstanding loan balances according to the Bank’s impairment method are summarized as follows:

	June 30, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$11	$1	$2	$14
Collectively evaluated for impairment	327	113	49	489
Total	$338	$114	$51	$503
Outstanding loan balances:
Individually evaluated for impairment	$168	$48	$69	$285
Collectively evaluated for impairment	24,939	11,779	11,614	48,332
Total	$25,107	$11,827	$11,683	$48,617

	December 31, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$6	$1	$2	$9
Collectively evaluated for impairment	325	109	52	486
Total	$331	$110	$54	$495
Outstanding loan balances:
Individually evaluated for impairment	$164	$55	$72	$291
Collectively evaluated for impairment	23,998	11,070	11,355	46,423
Total	$24,162	$11,125	$11,427	$46,714
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Nonaccrual loans are summarized as follows:

(In millions)	June 30, 2019	December 31, 2018

Loans held for sale	$—	$6
Commercial:
Commercial and industrial	$85	$82
Leasing	1	2
Owner-occupied	69	67
Municipal	1	1
Total commercial	156	152
Commercial real estate:
Construction and land development	1	—
Term	31	38
Total commercial real estate	32	38
Consumer:
Home equity credit line	12	13
1-4 family residential	44	42
Construction and other consumer real estate	4	—
Bankcard and other revolving plans	—	1
Other	—	—
Total consumer loans	60	56
Total	$248	$246
Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2019
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$105	$—	$—	$—	$105	$—	$—
Commercial:
Commercial and industrial	$14,820	$37	$26	$63	$14,883	$4	$53
Leasing	337	—	—	—	337	—	1
Owner-occupied	7,771	32	25	57	7,828	6	47
Municipal	2,058	—	1	1	2,059	—	—
Total commercial	24,986	69	52	121	25,107	10	101
Commercial real estate:
Construction and land development	2,580	23	6	29	2,609	5	—
Term	9,202	10	6	16	9,218	—	24
Total commercial real estate	11,782	33	12	45	11,827	5	24
Consumer:
Home equity credit line	2,919	6	4	10	2,929	—	6
1-4 family residential	7,411	8	21	29	7,440	—	17
Construction and other consumer real estate	640	1	3	4	644	—	—
Bankcard and other revolving plans	497	3	2	5	502	2	—
Other	167	1	—	1	168	—	—
Total consumer loans	11,634	19	30	49	11,683	2	23
Total	$48,402	$121	$94	$215	$48,617	$17	$148

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$89	$—	$4	$4	$93	$—	$2
Commercial:
Commercial and industrial	$14,445	$37	$31	$68	$14,513	$4	$46
Leasing	325	1	1	2	327	—	1
Owner-occupied	7,621	23	17	40	7,661	3	48
Municipal	1,661	—	—	—	1,661	—	1
Total commercial	24,052	61	49	110	24,162	7	96
Commercial real estate:
Construction and land development	2,185	1	—	1	2,186	—	—
Term	8,924	4	11	15	8,939	1	26
Total commercial real estate	11,109	5	11	16	11,125	1	26
Consumer:
Home equity credit line	2,927	4	6	10	2,937	—	4
1-4 family residential	7,143	15	18	33	7,176	—	19
Construction and other consumer real estate	642	1	—	1	643	—	—
Bankcard and other revolving plans	487	2	2	4	491	2	—
Other	179	1	—	1	180	—	—
Total consumer loans	11,378	23	26	49	11,427	2	23
Total	$46,539	$89	$86	$175	$46,714	$10	$145
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality classifications are summarized as follows:

	June 30, 2019
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$14,247	$273	$363	$—	$14,883
Leasing	321	11	5	—	337
Owner-occupied	7,524	77	227	—	7,828
Municipal	2,032	—	27	—	2,059
Total commercial	24,124	361	622	—	25,107	$338
Commercial real estate:
Construction and land development	2,586	16	7	—	2,609
Term	9,111	39	68	—	9,218
Total commercial real estate	11,697	55	75	—	11,827	114
Consumer:
Home equity credit line	2,913	—	16	—	2,929
1-4 family residential	7,391	—	49	—	7,440
Construction and other consumer real estate	639	—	5	—	644
Bankcard and other revolving plans	499	—	3	—	502
Other	168	—	—	—	168
Total consumer loans	11,610	—	73	—	11,683	51
Total	$47,431	$416	$770	$—	$48,617	$503

	December 31, 2018
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$13,891	$322	$300	$—	$14,513
Leasing	313	10	4	—	327
Owner-occupied	7,369	72	220	—	7,661
Municipal	1,632	2	27	—	1,661
Total commercial	23,205	406	551	—	24,162	$331
Commercial real estate:
Construction and land development	2,174	11	1	—	2,186
Term	8,853	10	76	—	8,939
Total commercial real estate	11,027	21	77	—	11,125	110
Consumer:
Home equity credit line	2,920	—	17	—	2,937
1-4 family residential	7,129	—	47	—	7,176
Construction and other consumer real estate	641	—	2	—	643
Bankcard and other revolving plans	488	—	3	—	491
Other	179	—	1	—	180
Total consumer loans	11,357	—	70	—	11,427	54
Total	$45,589	$427	$698	$—	$46,714	$495

Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three months ended June 30, 2019 and 2018 was not significant. For additional information regarding our policies and methodologies used to evaluate impaired loans, see Note 6 of our 2018 Annual Report on Form 10-K.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three and six months ended June 30, 2019 and 2018:

	June 30, 2019
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Commercial:
Commercial and industrial	$129	$36	$62	$98	$10
Owner-occupied	63	44	11	55	1
Municipal	1	1	—	1	—
Total commercial	193	81	73	154	11
Commercial real estate:
Construction and land development	—	—	—	—	—
Term	38	32	2	34	—
Total commercial real estate	38	32	2	34	—
Consumer:
Home equity credit line	15	12	2	14	—
1-4 family residential	60	29	23	52	2
Construction and other consumer real estate	3	1	2	3	—
Other	—	—	—	—	—
Total consumer loans	78	42	27	69	2
Total	$309	$155	$102	$257	$13

	December 31, 2018
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Commercial:
Commercial and industrial	$112	$52	$36	$88	$4
Owner-occupied	67	31	29	60	2
Municipal	1	1	—	1	—
Total commercial	180	84	65	149	6
Commercial real estate:
Construction and land development	1	—	—	—	—
Term	44	37	3	40	—
Total commercial real estate	45	37	3	40	—
Consumer:
Home equity credit line	15	12	2	14	—
1-4 family residential	69	32	25	57	2
Construction and other consumer real estate	1	1	—	1	—
Other	—	—	—	—	—
Total consumer loans	85	45	27	72	2
Total	$310	$166	$95	$261	$8

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$108	$1	$96	$2
Owner-occupied	59	—	60	—
Municipal	1	—	1	—
Total commercial	168	1	157	2
Commercial real estate:
Construction and land development	—	—	—	—
Term	39	—	37	—
Total commercial real estate	39	—	37	—
Consumer:
Home equity credit line	14	—	14	—
1-4 family residential	55	—	55	—
Construction and other consumer real estate	3	—	2	—
Other	—	—	—	—
Total consumer loans	72	—	71	—
Total	$279	$1	$265	$2

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$138	$—	$126	$—
Owner-occupied	54	—	55	8
Municipal	1	—	1	—
Total commercial	193	—	182	8
Commercial real estate:
Construction and land development	5	—	5	—
Term	58	—	53	—
Total commercial real estate	63	—	58	—
Consumer:
Home equity credit line	15	—	14	—
1-4 family residential	57	—	55	—
Construction and other consumer real estate	2	—	1	—
Other	—	—	—	—
Total consumer loans	74	—	70	—
Total	$330	$—	$310	$8

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	June 30, 2019
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2	$4	$—	$—	$14	$9	$29
Owner-occupied	4	1	—	—	3	6	14
Municipal	—	—	—	—	—	—	—
Total commercial	6	5	—	—	17	15	43
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	1	2	—	1	—	4	8
Total commercial real estate	1	2	—	1	—	4	8
Consumer:
Home equity credit line	—	2	7	—	—	3	12
1-4 family residential	1	1	6	—	1	24	33
Construction and other consumer real estate	—	1	—	—	—	—	1
Total consumer loans	1	4	13	—	1	27	46
Total accruing	8	11	13	1	18	46	97
Nonaccruing
Commercial:
Commercial and industrial	1	5	—	1	1	26	34
Owner-occupied	6	1	—	—	1	6	14
Municipal	—	—	—	—	—	1	1
Total commercial	7	6	—	1	2	33	49
Commercial real estate:
Term	3	—	—	2	3	11	19
Total commercial real estate	3	—	—	2	3	11	19
Consumer:
Home equity credit line	—	—	1	—	—	1	2
1-4 family residential	—	—	1	1	1	6	9
Total consumer loans	—	—	2	1	1	7	11
Total nonaccruing	10	6	2	4	6	51	79
Total	$18	$17	$15	$5	$24	$97	$176
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
Unfunded lending commitments on TDRs amounted to approximately $12 million and $11 million at June 30, 2019 and December 31, 2018, respectively.
The total recorded investment of all TDRs in which interest rates were modified below market was $84 million at June 30, 2019 and $88 million at December 31, 2018. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three and six months ended June 30, 2019 and 2018 was not significant.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$3	$3	$—	$6	$6
Owner-occupied	—	—	—	—	—	—
Total commercial	—	3	3	—	6	6
Commercial real estate:
Term	—	—	—	—	1	1
Consumer:
1-4 family residential	—	1	1	—	1	1
Total	$—	$4	$4	$—	$8	$8

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$5	$5	$—	$5	$5
Owner-occupied	—	—	—	—	1	1
Total commercial	—	5	5	—	6	6
Commercial real estate:
Term	—	2	2	—	2	2
Consumer:
1-4 family residential	—	1	1	—	1	1
Total	$—	$8	$8	$—	$9	$9

Note: Total loans modified as TDRs during the 12 months previous to June 30, 2019 and 2018 were $69 million and $73 million, respectively.
At June 30, 2019 and December 31, 2018, the amount of foreclosed residential real estate property held by the Bank was approximately $1 million and $2 million, and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was approximately $8 million and $10 million, respectively.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair Value Hedges – As of June 30, 2019, the Bank had $1 billion of interest rate swaps designated in two separate qualifying fair value hedge relationships. Each hedge has a notional amount of $500 million, with the first $500 million maturing in August of 2021 and the second $500 million maturing in February of 2022. The hedging instruments used are receive-fixed interest rate swaps converting the interest on our fixed-rate debt to floating. These hedges are designated as fair values hedges of the change in fair value of the London Interbank Offered Rate (“LIBOR”) benchmark swap rate component of the contractual coupon cash flows of these notes. Both swaps are structured to match the critical terms of the hedged notes, resulting in the expectation that the swaps will be highly effective as hedging instruments. The first swap has a received fixed-rate, or strike rate, of 3.50%, while the second swap, which was added during the first quarter of 2019, has a receive-fixed rate of 3.35%, making the average received-fixed strike rate 3.425% for our two existing fair value hedges which continued to be highly effective and meet all other requirements to remain designated and part of a qualifying hedge accounting relationship of the balance sheet date.
The Bank has no remaining debt basis adjustments from previously designed fair value hedges so there is no scheduled amortization for previously terminated fair value hedges that will impact the Bank’s financial statements for the foreseeable future.
Cash Flow Hedges – As of June 30, 2019, the Bank had $1.7 billion of interest rate swaps and $3.5 billion of interest rate floors designated as cash flow hedges of pools of floating-rate commercial loans. The bank had 24 active interest rate swaps as of June 30, 2019 with a weighted-average maturity of approximately 2.8 years, compared with 2.7 years at March 31, 2019, and a weighted average received-fixed strike rate of 2.1%. During the second quarter of 2019, two of these receive-fixed interest rate swaps matured, each had a notional amount of $75 million. An additional three swaps will mature by year end, and seven total swaps maturing by the end of the second quarter of 2020. During the quarter, the Bank continued to expand its protection against its exposure to potential net interest income and margin compression in a down interest rate environment by expanding its cash flow hedge portfolio by adding four receive-fixed swaps with individual notional amounts of $100 million each (aggregate notional of $400 million). The four additional swaps added to the Bank's cash flow hedge portfolio have maturities ranging from three to five years in tenor.
During the first quarter of 2019 the Bank expanded its cash flow hedging program to include purchased floors. The Bank added one additional floor during the second quarter of 2019 with a $500 million notional and a strike rate of 1.5% and a term of approximately 3 years, consistent with the terms of the rest of the cash flow hedge floor portfolio. The additional floor increased the total floor notional to $3.5 billion, which is comprised of seven floors, each with a notional amount of $500 million, a strike rate of 1.5%, and an approximate life of 3 years. The floor added in the second quarter was purchased for $1.4 million making the aggregate purchase price of all seven floors purchased in the six months ended June 30, 2019 approximately $8 million. As of June 30, 2019, the fair value of the floors increased $15 million to $26 million as a result of the change in the LIBOR swap rate during the quarter.
Shortly after the end of the second quarter, the Bank modified all of its floors to reduce the strike rate to 1% while doubling the notional amount from $3.5 billion to $7.0 billion. The modification did not result in any additional costs to the Bank. While the accounting is being finalized at the time of this filing, it is expected that there will be no significant changes to the periodic impact on interest income from the premium amortization or any other accounting changes of note.
During the second quarter of 2019 the cash flow hedge swap portfolio increased in value by $26 million, which was recognized in AOCI. The fair value hedge swap portfolio increased in value by $12 million which was offset by the change in fair value of the hedged debt, resulting in no direct earnings impact.
For the cash flow hedges, changes in fair value remain deferred in AOCI as long as the hedging relationship remains highly effective and qualifies for hedge accounting. Amounts deferred in AOCI are reclassified into earning in the periods in which the hedged forecasted transactions effect earnings. The premium on the purchased floors is deferred in AOCI and amortized using straight-line over the life of the hedges with the offsetting entry to the AOCI release being recorded as a reduction in interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2018 Annual Report on Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At June 30, 2019, the fair value of our derivative liabilities was $155 million, for which we were required to pledge cash collateral of approximately $64 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at June 30, 2019, there would likely be no additional collateral required to be pledged. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at June 30, 2019 and December 31, 2018, and the related gain (loss) of derivative instruments for the three and six months ended June 30, 2019 and 2018 is summarized as follows:

	June 30, 2019			December 31, 2018
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Purchased interest rate floors	$3,500	$26	$—	$—	$—	$—
Received-fixed interest rate swaps	1,663	—	—	687	—	—
Fair value hedges:
Received-fixed interest rate swaps	1,000	—	—	500	—	—
Total derivatives designated as hedging instruments	6,163	26	—	1,187	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1,2]	3,410	138	3	2,826	37	33
Offsetting interest rate derivatives [2]	3,451	3	149	2,826	33	40
Other interest rate derivatives	570	2	1	300	1	1
Foreign exchange derivatives	366	3	2	389	4	2
Total derivatives not designated as hedging instruments	7,797	146	155	6,341	75	76
Total derivatives	$13,960	$172	$155	$7,528	$75	$76
1 Customer-facing interest rate derivatives in an asset position include an $11 million and $3 million credit valuation adjustment reducing the fair value as of June 30, 2019 and December 31, 2018, respectively.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are cleared. Once the settlement amounts with the clearing houses are included the derivative fair values would be the following:

	June 30, 2019		December 31, 2018
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities
Customer-facing interest rate derivatives	$136	$3	$7	$33
Offsetting interest rate derivatives	3	8	33	3

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended June 30, 2019
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Other Noninterest Income/(Expense)	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$2	$15	$(1)	$—	$—
Interest rate swaps	24	—	(1)	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	—	—
Total derivatives designated as hedging instruments	26	15	(2)	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives				86
Offsetting interest rate derivatives				(85)
Other interest rate derivatives				(1)
Foreign exchange derivatives				6
Total derivatives not designated as hedging instruments				6
Total derivatives	$26	$15	$(2)	$6	$—

	Amount of derivative gain (loss) recognized/reclassified
	Six Months Ended June 30, 2019
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Other Noninterest Income/(Expense)	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$2	$18	$(1)	$—	$—
Interest rate swaps	33	—	(3)	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	—	—
Total derivatives designated as hedging instruments	35	18	(4)	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives				132
Offsetting interest rate derivatives				(130)
Other interest rate derivatives				(1)
Foreign exchange derivatives				11
Total derivatives not designated as hedging instruments				12
Total derivatives	$35	$18	$(4)	$12	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended June 30, 2018
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Other Noninterest Income/(Expense)	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$—	$—	$—	$—	$—
Interest rate swaps	(2)	—	(1)	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	—	—
Total derivatives designated as hedging instruments	(2)	—	(1)	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives				(14)
Offsetting interest rate derivatives				18
Other interest rate derivatives				—
Foreign exchange derivatives				5
Total derivatives not designated as hedging instruments				9
Total derivatives	$(2)	$—	$(1)	$9	$—

	Amount of derivative gain (loss) recognized/reclassified
	Six Months Ended June 30, 2018
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Other Noninterest Income/(Expense)	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$—	$—	$—	$—	$—
Interest rate swaps	(7)	—	(2)	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	—	—
Total derivatives designated as hedging instruments	(7)	—	(2)	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives				(43)
Offsetting interest rate derivatives				57
Other interest rate derivatives				—
Foreign exchange derivatives				10
Total derivatives not designated as hedging instruments				24
Total derivatives	$(7)	$—	$(2)	$24	$—
Note: These schedules are not intended to present at any given time the Bank’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following June 30, 2019, we estimate that $2 million will be reclassified from AOCI into interest income

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Interest rate swaps[1]	$12	$(12)	$—	$—	$—	$—

	Gain/(loss) recorded in income
	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Interest rate swaps[1]	$18	$(18)	$—	$—	$—	$—
1 Consists of hedges of benchmark interest rate risk of fixed-rate long-term debt. Gains and losses were recorded in net interest income.
2 The income for derivatives does not reflect interest income/expense to be consistent with the presentation of the gains/ (losses) on the hedged items.
The following schedule provides selected information regarding the long-term debt in the statement of financial position in which the hedged item is included.

	Carrying amount of the hedged assets/(liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Long-term debt	$(1,022)	$(505)	$(22)	$(5)
The fair value of derivative assets was reduced by a net credit valuation adjustment of $11 million and $1 million at June 30, 2019 and 2018, respectfully. The adjustment for derivative liabilities was zero at June 30, 2019 and a decrease of less than $2 million at June 30, 2018. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
8. LEASES
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
Upon adoption the Bank has elected to use the following optional exemptions that are permitted under Topic 842, which have been applied consistently:
•the Bank elected the optional transition method and there was no impact to retained earnings from recognizing the appropriate amount of lease assets and liabilities on the balance sheet as of the adoption date of the standard. Prior period financial statements were not restated.
•the Bank elected the expedient package to not reassess (1) whether any existing or expired contracts are or contain leases, (2) lease classification for any existing or expired leases, and (3) initial direct costs for any existing leases.
•the Bank elected to not separate lease components from non-lease components for all classes of underlying assets for lessee or lessor transactions.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The lease ROU asset also incorporates any amortization incurred, including initial direct costs, and excludes lease incentives received. Our lease terms may include options to extend or terminate the lease, and the lease term incorporates these when it is reasonably certain that we will exercise these options. The Bank enters into certain lease agreements with both lease and non-lease components, which are not separated out for lessees and lessors on a relative standalone basis.
We have operating and finance leases for branches, corporate offices, and data centers. Our equipment leases are not material. At June 30, 2019, we had 432 branches, of which 277 are owned and 155 are leased. We lease our headquarters in Salt Lake City, Utah, and other office or data centers are either owned or leased.
The Bank may enter into certain lease arrangements with a term of 12 months or less, and we have elected to exclude these from capitalization. The length of our commitments for leases ranges from 2019 to 2062, some of which include options to extend or terminate the leases.
As of June 30, 2019, assets recorded under operating leases were $232 million, while assets recorded under finance leases were less than $1 million. We utilized a secured incremental borrowing rate based on the remaining term of the lease as of the effective date for the discount rate to determine our lease ROU assets and liabilities. The following schedule presents lease-related assets and liabilities, their weighted average remaining life, and the weighted average discount rate.

(Dollar amounts in millions)	June 30, 2019

Operating assets and liabilities
Operating right-of-use assets, net of amortization	$232
Operating lease liabilities	251
Weighted average remaining lease term (years)
Operating leases	9.3
Finance leases	0.9
Weighted average discount rate
Operating leases	3.2%
Finance leases	12.6%
The components of lease expense are as follows:

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Operating lease costs	$12	$24
Variable lease costs	13	26
Total lease cost	$25	$50
Supplemental cash flow information related to leases is as follows:

(In millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019

Cash paid for amounts in the measurement of lease liabilities:
Operating cash disbursements from operating leases	$12	$24

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Maturities analysis for lease liabilities as of June 30, 2019 is as follows (undiscounted lease payments):

(In millions)

2019 [1]	$32
2020	47
2021	42
2022	37
2023	31
Thereafter	116
Total	$305
1 Contractual maturities for the six months remaining in 2019.
The Bank enters into certain lease agreements where it is the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which the Bank occupies portions of the building. Operating lease income was $3 million for both the second quarters of 2019 and 2018, and $6 million and $5 million for the first six months of 2019 and 2018.
The Bank also has a lending division that makes equipment leases, considered to be sales-type leases or direct financing leases, totaling $337 million and $358 million as of June 30, 2019 and 2018, respectively. The Bank uses leasing of equipment as a venue for customers to access equipment without purchasing upfront. The Bank recorded income of $3 million on these leases for both the second quarters of 2019 and 2018, and $7 million for both the first six months of 2019 and 2018.

9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
Long-term debt is summarized as follows:

(In millions)	June 30, 2019	December 31, 2018

Subordinated notes	$87	$87
Senior notes	1,149	637
Total	$1,236	$724
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount, unamortized debt issuance costs, and valuation adjustments for fair value swaps. During the first six months of 2019, the Bank issued a $500 million senior note with an interest rate of 3.35% and a maturity date of March 4, 2022.
Common Stock
The Bank’s common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. As of June 30, 2019, there were 176.9 million shares of 0.001 par value common stock outstanding. As of June 30, 2019, 29.3 million common stock warrants (NASDAQ: ZIONW), with an exercise price of $34.41, were outstanding, and each common stock warrant was convertible into 1.06 shares. These warrants expire on May 22, 2020.
Common stock and additional paid-in capital was $3.3 billion at June 30, 2019, and decreased $535 million, or 14%, from December 31, 2018, primarily due to Bank common stock repurchases. During the second quarter of 2019, we continued our common stock buyback program and repurchased 5.8 million shares of common stock outstanding with a fair value of $275 million at an average price of $47.05 per share. During the first six months of 2019 we repurchased 11.3 million shares of common stock outstanding with a fair value of $550 million, at an average price of $48.50 per share compared to 4.3 million shares with a fair value of $235 million at an average

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
price of $54.64 per share for the first six months of 2018. In July 2019, the Bank announced that the Board approved a plan to repurchase $275 million of common stock during the third quarter of 2019.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) was $25 million at June 30, 2019 compared with $(250) million at December 31, 2018. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Six Months Ended June 30, 2019
Balance at December 31, 2018	$(228)	$(1)	$(21)	$(250)
OCI before reclassifications, net of tax	237	36	—	273
Amounts reclassified from AOCI, net of tax	—	2	—	2
OCI	237	38	—	275
Balance at June 30, 2019	$9	$37	$(21)	$25
Income tax expense included in OCI	$78	$12	$—	$90
Six Months Ended June 30, 2018
Balance at December 31, 2017	$(114)	$(2)	$(23)	$(139)
OCI (loss) before reclassifications, net of tax	(175)	(2)	—	(177)
Amounts reclassified from AOCI, net of tax	—	1	—	1
OCI (loss)	(175)	(1)	—	(176)
Balance at June 30, 2018	$(289)	$(3)	$(23)	$(315)
Income tax benefit included in OCI	$(58)	$—	$—	$(58)

	Amounts reclassified from AOCI [1]		Amounts reclassified from AOCI [1]		Statement of income (SI) Balance sheet (BS)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2019	2018	2019	2018		Affected line item

Net unrealized losses on derivative instruments	$(2)	$(1)	$(4)	$(2)	SI	Interest and fees on loans
Income tax benefit	(1)	—	(2)	(1)
Amounts Reclassified from AOCI	(1)	(1)	(2)	(1)
1 Negative reclassification amounts indicate decreases to earnings in the statement of income.
10. COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	June 30, 2019	December 31, 2018

Net unfunded commitments to extend credit [1]	$22,529	$21,454
Standby letters of credit:
Financial	527	655
Performance	189	199
Commercial letters of credit	19	18
Total unfunded lending commitments	$23,264	$22,326
1 Net of participations
The Bank’s 2018 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At June 30, 2019, the Bank had recorded

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
approximately $4 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $1 million attributable to the RULC and $3 million of deferred commitment fees.
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
As of June 30, 2019, we were subject to the following material litigation or governmental inquiries:
•a civil suit, McFarland as Trustee for International Manufacturing Group v. CB&T, et. al., brought against us in the United States Bankruptcy Court for the Eastern District of California in May 2016. The Trustee seeks to recover loan payments previously repaid to us by our customer, International Manufacturing Group (“IMG”), alleging that IMG, along with its principal, obtained loans and made loan repayments in furtherance of an alleged Ponzi scheme. Initial motion practice has been completed and discovery is underway. Mediation sessions were held in the second quarter of 2019. No trial date has been set.
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in IMG seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. This case is in an early phase with initial motion practice having been completed and discovery is underway. Trial is scheduled for February 2020.
•a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In December 2017, the District Court dismissed all claims against the Bank. In January 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit. The appeal was heard in early April 2019 with the Court of Appeals reversing the trial court's dismissal. It is likely that trial will not occur for a substantial period of time.
•a Private Attorney General Act (“PAGA”) claim under California law, Lawson v. CB&T, brought against us in the Superior Court for the County of San Diego, California, in February 2016. In this case, the plaintiff alleges, on behalf of herself and other current or former employees of the Bank who worked in California on a non-exempt basis, violations by the Bank of California wage and hour laws. The case remains in the early stages of motion practice, to date mainly involving questions of venue and scope of employees covered by the PAGA claims. In March 2018, the Supreme Court of California granted review of an appeal from the intermediate appellate court decision requiring all aspects of the case to be heard in state court, rather than in arbitration. The appellate briefing process has been completed with a ruling anticipated in 2019. Trial has not been scheduled.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•two civil cases, Lifescan Inc. and Johnson & Johnson Health Care Services v. Jeffrey Smith, et. al., brought against us in the United States District Court for the District of New Jersey in December 2017, and Roche Diagnostics and Roche Diabetes Care Inc. v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in March 2019. In these cases, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Bank which filed for bankruptcy protection in 2017. The cases are in early phases, with initial motion practice and discovery underway in the Lifescan case. Trial has not been scheduled in either case.
•a civil class action lawsuit, Gregory, et. al. v. Zions Bancorporation, brought against us in the United States District Court in Utah in January 2019. This case was filed on behalf of investors in Rust Rare Coin, Inc. alleging that we aided and abetted a Ponzi scheme fraud perpetrated by Rust Rare Coin, a Zions Bank customer. The case follows civil actions and the establishment of a receivership for Rust Rare Coin by The Commodities Futures Trading Commission and the Utah Division of Securities in November 2018, as well as a separate suit brought by the Securities and Exchange Commission against Rust Rare Coin and its principal, Gaylen Rust. The matter is in the early motion practice state and initial phase discovery has commenced. During the second quarter of 2019, we filed a motion to dismiss. Trial has not been scheduled. A related case, North Valley Partners et. al. vs. Zions Bancorporation, brought against us by a group of investors in Rust Rare Coin, was dismissed without prejudice in the second quarter of 2019 with those plaintiffs opting for now to participate in the Gregory class.
•a civil suit, Shou-En Wang v. CB&T, brought against us in the Superior Court for Los Angeles County, Central District in April 2016 was resolved in the second quarter of 2019. The case related to deposit customers who were promoters of an investment program that allegedly misappropriated investors' funds.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of June 30, 2019, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $45 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
estimates relating to claims will change from time to time in light of developments and actual outcomes will differ from our estimates. These differences may be material.
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was more than three-quarters of our revenue in the second quarter of 2019. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For a discussion of the Bank’s revenue recognition from contracts, and the implementation of ASC 606, see Note 16 of our 2018 Annual Report on Form 10-K.
The following schedule provides the major income categories within “Other service charges, commissions and fees” that are in scope of ASC 606 for the three and six months ended June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018

Card fee income	$36	$34	$69	$67
ATM fees	2	3	4	5
Other service charges	3	4	7	7
Other commissions and fees	4	5	8	10
Total	$45	$46	$88	$89
Disaggregation of Revenue
We provide services across different geographical areas, primarily in 11 Western U.S. States, under banking operations that have their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. The operating segment listed as “Other” includes Zions Management Services Company, certain non-bank financial services subsidiaries, centralized back-office functions, and eliminations of transactions between the segments. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
The following schedule sets forth the noninterest income and net revenue by operating segments for the three months ended June 30, 2019 and 2018:

	Zions Bank		Amegy		CB&T
(In millions)	2019	2018	2019	2018	2019	2018

Service charges and fees on deposit accounts	$14	$15	$11	$11	$7	$7
Other service charges, commissions, and fees	18	18	9	9	7	6
Wealth management and trust income	4	4	3	3	1	1
Capital markets and foreign exchange	2	1	(2)	(1)	1	1
Total noninterest income from contracts with customers (ASC 606)	38	38	21	22	16	15
Other noninterest income (Non-ASC 606 customer related)	1	—	13	9	6	4
Total customer-related fees	39	38	34	31	22	19
Other noninterest income (non-customer related)	—	—	—	—	—	—
Total noninterest income	39	38	34	31	22	19
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	179	176	132	127	140	131
Total income less interest expense	$218	$214	$166	$158	$162	$150

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2019	2018	2019	2018	2019	2018

Service charges and fees on deposit accounts	$3	$3	$4	$4	$2	$2
Other service charges, commissions, and fees	3	3	3	3	2	2
Wealth management and trust income	—	—	1	1	—	—
Capital markets and foreign exchange	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	6	6	8	8	4	4
Other noninterest income (Non-ASC 606 customer related)	4	3	3	2	2	2
Total customer-related fees	10	9	11	10	6	6
Other noninterest income (non-customer related)	1	1	—	—	—	—
Total noninterest income	11	10	11	10	6	6
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	62	58	40	38	36	34
Total income less interest expense	$73	$68	$51	$48	$42	$40

	TCBW		Other		Consolidated Bank
(In millions)	2019	2018	2019	2018	2019	2018

Service charges and fees on deposit accounts	$—	$—	$—	$—	$41	$42
Other service charges, commissions, and fees	1	1	3	4	46	46
Wealth management and trust income	—	—	4	4	13	13
Capital markets and foreign exchange	—	—	1	2	2	3
Total noninterest income from contracts with customers (ASC 606)	1	1	8	10	102	104
Other noninterest income (Non-ASC 606 customer related)	—	—	(1)	1	28	21
Total customer-related fees	1	1	7	11	130	125
Other noninterest income (non-customer related)	—	—	1	12	2	13
Total noninterest income	1	1	8	23	132	138
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	14	12	(34)	(28)	569	548
Total income less interest expense	$15	$13	$(26)	$(5)	$701	$686

The following schedule sets forth the noninterest income and net revenue by operating segments for the six months ended June 30, 2019 and 2018:

	Zions Bank		Amegy		CB&T
(In millions)	2019	2018	2019	2018	2019	2018

Service charges and fees on deposit accounts	$27	$29	$22	$22	$14	$14
Other service charges, commissions, and fees	36	35	18	19	13	12
Wealth management and trust income	8	7	5	5	2	2
Capital markets and foreign exchange	3	3	(3)	(3)	2	2
Other noninterest income from contracts with customers	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	74	74	42	43	31	30
Other noninterest income (Non-ASC 606 customer related)	(2)	(1)	26	21	10	8
Total customer-related fees	72	73	68	64	41	38
Other noninterest income (non-customer related)	—	—	—	—	—	2
Total noninterest income	72	73	68	64	41	40
Other real estate owned gain from sale	1	—	—	—	—	—
Net interest income	358	342	263	254	278	262
Total income less interest expense	$431	$415	$331	$318	$319	$302

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2019	2018	2019	2018	2019	2018

Service charges and fees on deposit accounts	$6	$6	$7	$8	$4	$4
Other service charges, commissions, and fees	6	6	6	6	3	3
Wealth management and trust income	1	1	2	2	1	1
Capital markets and foreign exchange	—	—	1	—	—	—
Other noninterest income from contracts with customers	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	13	13	16	16	8	8
Other noninterest income (Non-ASC 606 customer related)	6	4	5	4	4	4
Total customer-related fees	19	17	21	20	12	12
Other noninterest income (non-customer related)	2	2	—	—	—	—
Total noninterest income	21	19	21	20	12	12
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	122	111	80	73	72	66
Total income less interest expense	$143	$130	$101	$93	$84	$78

	TCBW		Other		Consolidated Bank
(In millions)	2019	2018	2019	2018	2019	2018

Service charges and fees on deposit accounts	$1	$1	$—	$—	$81	$84
Other service charges, commissions, and fees	1	1	5	7	88	89
Wealth management and trust income	—	—	7	7	26	25
Capital markets and foreign exchange	—	—	2	4	5	6
Other noninterest income from contracts with customers	—	—	1	1	1	1
Total noninterest income from contracts with customers (ASC 606)	2	2	15	19	201	205
Other noninterest income (Non-ASC 606 customer related)	—	1	—	1	49	42
Total customer-related fees	2	3	15	20	250	247
Other noninterest income (non-customer related)	—	—	12	25	14	29
Total noninterest income	2	3	27	45	264	276
Other real estate owned gain from sale	—	—	1	1	2	1
Net interest income	28	24	(56)	(42)	1,145	1,090
Total income less interest expense	$30	$27	$(28)	$4	$1,411	$1,367
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.
12. RETIREMENT PLANS
The following discloses the net periodic benefit cost (benefit) and its components for the Bank’s pension and other retirement plans:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Interest cost	$1	$1	$3	$3
Expected return on plan assets	(2)	(3)	(4)	(6)
Partial settlement loss	—	—	—	1
Amortization of net actuarial loss	1	1	1	1
Net periodic cost (benefit)	$—	$(1)	$—	$(1)
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
13. INCOME TAXES
The effective income tax rate of 22.7% for the second quarter of 2019 was higher than the 2018 second quarter rate of 22.1%. The effective tax rate for both year-to-date periods was 22.5%. The income tax rates for 2019 and 2018 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance, and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation and other fringe benefits.
We had a net deferred tax asset (“DTA”) balance of $36 million at June 30, 2019, compared with $130 million at December 31, 2018. The decrease in the net DTA resulted primarily from the decrease of accrued compensation and unrealized losses in other comprehensive income ("OCI") related to securities. A reduction of net deferred tax liabilities related to leasing operations, including deferred items associated with the adoption of ASC 842, offset some of the overall decrease in DTA.
14. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2019	2018	2019	2018

Basic:
Net income	$198	$197	$411	$435
Less common and preferred dividends	63	57	127	104
Undistributed earnings	135	140	284	331
Less undistributed earnings applicable to nonvested shares	1	1	2	3
Undistributed earnings applicable to common shares	134	139	282	328
Distributed earnings applicable to common shares	54	47	110	86
Total earnings applicable to common shares	$188	$186	$392	$414
Weighted average common shares outstanding (in thousands)	179,156	195,583	181,946	196,149
Net earnings per common share	$1.05	$0.95	$2.15	$2.11
Diluted:
Total earnings applicable to common shares	$188	$186	$392	$414
Weighted average common shares outstanding (in thousands)	179,156	195,583	181,946	196,149
Dilutive effect of common stock warrants (in thousands)	9,318	12,640	9,587	12,627
Dilutive effect of stock options (in thousands)	624	1,024	673	1,083
Weighted average diluted common shares outstanding (in thousands)	189,098	209,247	192,206	209,859
Net earnings per common share	$0.99	$0.89	$2.04	$1.97
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018

Restricted stock and restricted stock units	1,446	1,709	1,435	1,733
Stock options	492	194	411	120

15. OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. Our banking operations are managed under their own individual brand names, including Zions

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
As of June 30, 2019, our banking business is conducted through 7 locally managed and branded segments in distinct geographical areas. Zions Bank operates 98 branches in Utah, 24 branches in Idaho, and one branch in Wyoming. Amegy operates 74 branches in Texas. CB&T operates 87 branches in California. NBAZ operates 58 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates two branches in Washington and one branch in Oregon.
The operating segment identified as “Other” includes certain non-bank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments. The major components of net interest income at the Bank’s back-office include the revenue associated with the investments securities portfolio and the offset of the FTP costs and benefits provided to the business segments.
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
The following schedule presents selected operating segment information for the three months ended June 30, 2019 and 2018:

	Zions Bank		Amegy		CB&T
(In millions)	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$179	$176	$132	$127	$140	$131
Provision for credit losses	16	5	(8)	(6)	9	2
Net interest income after provision for loan losses	163	171	140	133	131	129
Noninterest income	39	38	34	31	22	19
Noninterest expense	120	117	86	86	82	76
Income (loss) before income taxes	$82	$92	$88	$78	$71	$72
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,067	$12,633	$12,254	$11,387	$10,838	$9,908
Total average deposits	15,455	15,346	11,361	11,060	11,412	11,181

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$62	$58	$40	$38	$36	$34
Provision for credit losses	2	7	—	—	1	2
Net interest income after provision for loan losses	60	51	40	38	35	32
Noninterest income	11	10	11	10	6	6
Noninterest expense	38	38	37	36	27	25
Income (loss) before income taxes	$33	$23	$14	$12	$14	$13
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,847	$4,640	$2,570	$2,349	$3,105	$2,881
Total average deposits	5,048	4,942	4,406	4,314	2,811	2,784

	TCBW		Other		Consolidated Bank
(In millions)	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$14	$12	$(34)	$(28)	$569	$548
Provision for credit losses	2	1	(1)	1	21	12
Net interest income after provision for loan losses	12	11	(33)	(29)	548	536
Noninterest income	1	1	8	23	132	138
Noninterest expense	5	5	29	38	424	421
Income (loss) before income taxes	$8	$7	$(54)	$(44)	$256	$253
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,203	$1,117	$440	$327	$48,324	$45,242
Total average deposits	1,053	1,048	2,801	2,221	54,347	52,896
The following schedule presents selected operating segment information for the six months ended June 30, 2019 and 2018:

	Zions Bank		Amegy		CB&T
(In millions)	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$358	$342	$263	$254	$278	$262
Provision for loan losses	26	3	(23)	(59)	12	5
Net interest income after provision for loan losses	332	339	286	313	266	257
Noninterest income	72	73	68	64	41	40
Noninterest expense	237	231	174	173	164	154
Income (loss) before income taxes	$167	$181	$180	$204	$143	$143
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,004	$12,543	$12,058	$11,379	$10,707	$9,919
Total average deposits	15,490	15,211	11,401	10,938	11,328	11,150

	NBAZ		NSB		Vectra
(In millions)	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$122	$111	$80	$73	$72	$66
Provision for credit losses	4	9	(1)	—	5	5
Net interest income after provision for loan losses	118	102	81	73	67	61
Noninterest income	21	19	21	20	12	12
Noninterest expense	78	75	73	72	54	52
Income (loss) before income taxes	$61	$46	$29	$21	$25	$21
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,798	$4,591	$2,535	$2,349	$3,080	$2,837
Total average deposits	4,972	4,863	4,368	4,269	2,816	2,748

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBW		Other		Consolidated Bank
(In millions)	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$28	$24	$(56)	$(42)	$1,145	$1,090
Provision for credit losses	2	2	—	—	25	(35)
Net interest income after provision for loan losses	26	22	(56)	(42)	1,120	1,125
Noninterest income	2	3	27	45	264	276
Noninterest expense	11	11	63	72	854	840
Income (loss) before income taxes	$17	$14	$(92)	$(69)	$530	$561
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,156	$1,135	$412	$301	$47,750	$45,054
Total average deposits	1,064	1,060	2,694	2,208	54,133	52,447

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
The Bank’s management, with the participation of the Bank’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Bank’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2019. There were no changes in the Bank’s internal control over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1.A RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation, National Association’s 2018 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Bank’s share repurchases for the second quarter of 2019:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (in millions)

April	461,768	$49.38	461,000	$252
May	5,395,284	46.86	5,383,746	—
June	—	—	—	—
Second quarter	5,857,052	47.05	5,844,746
1 Represents common shares acquired under previously reported share repurchase plans and common shares acquired from employees in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the vesting of restricted stock and the exercise of stock options, under provisions of an employee share-based compensation plan.

ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

10.1	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 27, 2019, effective September 30, 2018 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three months ended June 30, 2019 and June 30, 2018 and the six months ended June 30, 2019 and June 30, 2018, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2019 and June 30, 2018 and the six months ended June 30, 2019 and June 30, 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2019 and June 30, 2018 and the six months ended June 30, 2019 and June 30, 2018, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018 and (vi) the Notes to Consolidated Financial Statements (filed herewith).
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
Date: August 6, 2019