Form 10-Q
period 2019-09-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2019-11-05
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at October 29, 2019      170,463,865 shares

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
•the Bank’s ability to develop and maintain secure and reliable information technology systems, including as necessary to guard against fraud, cybersecurity and privacy risks; and
•the Bank’s implementation of new technologies, including its core deposit system, to remain competitive.
Except to the extent required by law, the Bank specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	Amegy	Amegy Bank, a division of Zions Bancorporation, National Association
AFS	Available-for-Sale	AOCI	Accumulated Other Comprehensive Income
ALCO	Asset/Liability Committee	ASC	Accounting Standards Codification
ALLL	Allowance for Loan and Lease Losses	ASU	Accounting Standards Update
ALM	Asset Liability Management	bps	basis points

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	NIM	Net Interest Margin
CECL	Current Expected Credit Loss	NM	Not Meaningful
CFPB	Consumer Financial Protection Bureau	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CLTV	Combined Loan-to-Value Ratio	OCC	Office of the Comptroller of the Currency
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OCI	Other Comprehensive Income
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	OTTI	Other-Than-Temporary Impairment
DTA	Deferred Tax Asset	PEI	Private Equity Investment
EaR	Earnings at Risk	PPNR	Pre-provision Net Revenue
ERM	Enterprise Risk Management	ROC	Risk Oversight Committee
EVE	Economic Value of Equity at Risk	ROU	Right-of-Use
FASB	Financial Accounting Standards Board	RULC	Reserve for Unfunded Lending Commitments
FDIC	Federal Deposit Insurance Corporation	S&P	Standard and Poor's
FDICIA	Federal Deposit Insurance Corporation Improvement Act	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SBIC	Small Business Investment Company
FTP	Funds Transfer Pricing	SEC	Securities and Exchange Commission
GAAP	Generally Accepted Accounting Principles	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
HECL	Home Equity Credit Line	TDR	Troubled Debt Restructuring
HTM	Held-to-Maturity	Tier 1	Common Equity Tier 1 (Basel III)
IMG	International Manufacturing Group	Topic 842	ASU 2016-02, “Leases”
LIBOR	London Interbank Offered Rate	U.S.	United States
Municipalities	State and Local Governments	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
NASDAQ	National Association of Securities Dealers Automated Quotations	Zions Bancorporation, N.A.	Zions Bancorporation, National Association
NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
The Bank has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its 2018 Annual Report on Form 10-K.
Accounting and Reporting Developments
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This new Current Expected Credit Loss ("CECL") standard, including subsequent updates, significantly changes how entities will measure credit losses for virtually all financial assets. The standard replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and held-to-maturity (“HTM”) securities that are measured at amortized cost. The standard requires credit losses relating to available-for-sale (“AFS”) debt securities to be recorded through an allowance rather than a reduction of the carrying amount and replaces the historically required other-than-temporary impairment (“OTTI”) analysis. It also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in U.S. generally accepted accounting

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
principles (“GAAP”) and expands other disclosure requirements. The new guidance is effective for calendar year-end public companies beginning January 1, 2020.
During the first and second quarters of 2019, we ran limited parallel runs. During the third quarter, we ran a more complete parallel run including additional analytics, controls, and a parallel governance process. A set of controls, including management review controls, implementation controls, data, model, and forecasting controls has been established. Next steps include further testing of controls and developing disclosures. We will continue to evaluate and refine our loss estimates throughout 2019.
Based on our most recent parallel run, we estimate that the impact of the standard on the allowance for credit losses ("ACL") as of September 30, 2019, would have been within a range of a 15% decrease to a 5% increase. We generally expect the ACL to be lower for commercial loans, and higher for longer duration consumer loans. We expect that the ACL related to HTM securities will be immaterial as the portfolio consists entirely of municipal securities with low expected losses. This estimate is subject to change based on continuing review of the models, assumptions, methodologies and judgments.
The impact of the ASU at adoption will be influenced by the portfolio composition and credit quality, macroeconomic conditions and forecasts at that time, as well as other management judgments. We expect more volatility in the credit loss estimate under CECL than under the current accounting requirements.
The Bank will adopt this guidance beginning January 1, 2020. Transition to the new ASU will be through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of January 1, 2020.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		September 30, 2019	June 30, 2019	March 31, 2019	September 30, 2018

Net earnings applicable to common shareholders (GAAP)		$214	$189	$205	$215
Adjustment, net of tax:
Amortization of core deposit and other intangibles		—	—	—	—
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$214	$189	$205	$215
Average common equity (GAAP)		$7,002	$6,988	$7,005	$7,024
Average goodwill and intangibles		(1,014)	(1,014)	(1,014)	(1,015)
Average tangible common equity (non-GAAP)	(b)	$5,988	$5,974	$5,991	$6,009
Number of days in quarter	(c)	92	91	90	92
Number of days in year	(d)	365	365	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	14.2%	12.7%	13.9%	14.2%
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
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		September 30, 2019	June 30, 2019	March 31, 2019	September 30, 2018

Total shareholders’ equity (GAAP)		$7,509	$7,599	$7,588	$7,553
Goodwill and intangibles		(1,014)	(1,014)	(1,014)	(1,015)
Tangible equity (non-GAAP)	(a)	6,495	6,585	6,574	6,538
Preferred stock		(566)	(566)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$5,929	$6,019	$6,008	$5,972
Total assets (GAAP)		$70,361	$70,065	$69,195	$66,731
Goodwill and intangibles		(1,014)	(1,014)	(1,014)	(1,015)
Tangible assets (non-GAAP)	(c)	$69,347	$69,051	$68,181	$65,716
Common shares outstanding (thousands)	(d)	170,373	176,935	182,513	192,169
Tangible equity ratio (non-GAAP)	(a/c)	9.37%	9.54%	9.64%	9.95%
Tangible common equity ratio (non-GAAP)	(b/c)	8.55%	8.72%	8.81%	9.09%
Tangible book value per common share (non-GAAP)	(b/d)	$34.80	$34.02	$32.92	$31.08
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Nine Months Ended		Year Ended
(Dollar amounts in millions)		September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	December 31, 2018

Efficiency Ratio
Noninterest expense (GAAP)	(a)	$415	$424	$420	$1,270	$1,259	$1,679
Adjustments:
Severance costs		2	1	2	4	1	3
Other real estate expense, net		(2)	—	1	(3)	1	1
Amortization of core deposit and other intangibles		—	—	—	—	1	1
Restructuring costs		—	—	1	—	1	2
Pension termination-related expense		—	—	—	—	—	—
Total adjustments	(b)	—	1	4	1	4	7
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$415	$423	$416	$1,269	$1,255	$1,672
Net interest income (GAAP)	(d)	$567	$569	$565	$1,713	$1,654	$2,230
Fully taxable-equivalent adjustments	(e)	7	7	5	19	16	22
Taxable-equivalent net interest income (non-GAAP)[1]	(d+e)=f	574	576	570	1,732	1,670	2,252
Noninterest income (GAAP)	g	146	132	136	410	412	552
Combined income (non-GAAP)	(f+g)=(h)	720	708	706	2,142	2,082	2,804
Adjustments:
Fair value and nonhedge derivative income (loss)		(6)	(6)	—	(15)	2	(1)
Securities gains (losses), net		2	(3)	(1)	—	(1)	1
Total adjustments	(i)	(4)	(9)	(1)	(15)	1	—
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$724	$717	$707	$2,157	$2,081	$2,804
Pre-provision net revenue (PPNR) (non-GAAP)	(h)-(a)	$305	$284	$286	$872	$823	$1,125
Adjusted PPNR (non-GAAP)	(j-c)=(k)	309	294	291	888	826	1,132
Efficiency ratio (non-GAAP)	(c/j)	57.3%	59.0%	58.8%	58.8%	60.3%	59.6%

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

		Three Months Ended			Nine Months Ended		Year Ended
(Dollar amounts in millions)		September 30, 2019	June 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	December 31, 2018
Adjusted PPNR per diluted common share
Adjusted PPNR (non-GAAP)	(k)	$309	$294	$291	$888	$826	$1,132
Weighted average diluted common shares outstanding (in thousands)	(l)	181,870	189,098	205,765	188,895	208,657	206,501
Adjusted PPNR per diluted common share (non-GAAP)	(k/l)	$1.70	$1.55	$1.41	$4.70	$3.96	$5.48

RESULTS OF OPERATIONS
Executive Summary
The Bank reported net earnings applicable to common shareholders of $214 million, or $1.17 per diluted common share for the third quarter of 2019, compared with net earnings applicable to common shareholders of $215 million, or $1.04 per diluted common share for the third quarter of 2018. The improvement in diluted earnings per common share was primarily due to a reduction in diluted shares, resulting largely from our common share repurchases.
The financial performance in the third quarter of 2019 reflects moderate loan growth, solid demand and interest-bearing deposit growth, strong customer-related fee improvement, solid expense control, and slightly improved credit quality, partially offset by net interest margin compression. During the third quarter of 2019, net interest margin compression remained a challenge as loan and security yields declined and the total cost of deposits increased slightly from the second quarter of 2019. Loan yields reflected the recent decline in short-term rates and deposit costs, which remain low, reacted more slowly due to competitive pricing pressure.
Net income decreased slightly by $1 million from $223 million in the third quarter of 2018 to $222 million in the third quarter of 2019, primarily due to a $21 million increase in the provision for credit losses, a $9 million increase in salaries and employee benefits, and a $7 million decrease in dividends and other income. These decreases to net income were partially offset by a $11 million decrease in FDIC premiums, a $9 million increase in capital markets and foreign exchange fees, and a $4 million increase in loan-related fees and income.
Net income for the first nine months of 2019 was $633 million, compared with $658 million for the first nine months of 2018. The provision for credit losses increased by $81 million during this period to $35 million from ($46) million and was the primary reason for the decrease in net income. The negative provision for credit losses for the first nine months of 2018 was primarily due to improving credit quality at that time, particularly in the oil and gas-related portfolio and net recoveries. The increase in the provision for credit losses was partially offset by a $59 million increase in net interest income from the first nine months of 2018 to the first nine months of 2019.
Net interest income increased from the third quarter of 2018 to the third quarter of 2019 primarily from loan growth and increases in interest rates earned on interest-earning assets, partially offset by an increase in interest expense. Customer-related fees increased by $14 million, or 11%, during the same period primarily due to an increase in fees for customer interest rate swap income.
Adjusted PPNR of $309 million for the third quarter of 2019 was up $18 million, or 6%, from the third quarter of 2018. The increase in PPNR reflects operating leverage improvement resulting from the same factors previously discussed. Adjusted noninterest expense was flat during the same period. The Bank’s efficiency ratio was 57.3% in the third quarter of 2019 compared with 58.8% in the third quarter of 2018 and 59.0% in the second quarter of 2019. See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of adjusted PPNR.
As part of our continued focus on noninterest expenses, in October 2019, the Bank announced a 5% workforce reduction that will occur during the fourth quarter of 2019 and the closure of 15 branches over the next several quarters. As a result of this reduction in staffing, we expect noninterest expense will increase in the fourth quarter of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2019 from severance and related employment costs of approximately $25 million. Branch closing costs and other efficiency-related cost accelerations will be recognized in the next several quarters.
Our average loan portfolio increased $3.5 billion, or 8%, since the third quarter of 2018. We have seen widespread loan growth across most products and geographies, with particular strength in commercial and industrial, municipal, commercial real estate, and 1-4 family residential loans. Overall, from the third quarter of 2018 to the third quarter of 2019, criticized and classified loans increased by $133 million and $15 million, respectively, while nonaccrual loans declined by $55 million. The ratio of net loan charge-offs to average loans was 0.01% for the third quarter of 2019 compared to (0.01%) for the third quarter of 2018.
Areas of focus for 2019
In 2019, we are focused on ongoing initiatives related to Bank profitability, including more focus on noninterest income, returns on- and of-equity, and the reduction of earnings volatility. We are working to achieve earnings growth through positive operating leverage and achieved a 6% growth in adjusted PPNR from the third quarter of 2018 to the third quarter of 2019. The 5% reduction in staffing and a closure of 15 branches previously discussed reflects our focus on noninterest expenses and more closely aligning them with projected revenues. However, we will continue to develop digital strategies, implement technology upgrades, replace our primary deposit systems, and enhance process simplification to ensure current and future performance, with emphasis on automation and simple, easy, fast, safe processes. During the first quarter of 2019, the Bank successfully implemented the second phase of its three-phase multi-year project to replace its core loan and deposit systems. With this milestone reached, we now have substantially all of our in-scope retail, commercial, and commercial real estate (“CRE”) loans on a new modern core platform.
We are also focused on reducing potential earnings volatility and are actively adjusting our interest rate risk profile to move towards a more neutral interest-rate sensitive position and to protect net income against a decline in interest rates. During the first six months of 2019, we added interest rate floors to our interest rate hedging program, and during the third quarter of 2019 we converted these out-of-the-money interest rate floors into $2.0 billion in notional amount of interest rate swaps to more effectively hedge the emerging near-term decline in net interest income. See “Interest Rate and Market Risk Management” on page 27 for further information regarding our interest rate risk management and Note 7 of the Notes to the Consolidated Financial Statements for further information regarding our use of derivative instruments.
We continue to focus on the return on- and of- capital. During the last 12 months we have repurchased $1.1 billion, or 23.1 million shares, of common stock which is equivalent to 12% of common stock outstanding as of September 30, 2018. The share repurchases have resulted in higher returns being provided to shareholders. For example, adjusted PPNR per diluted common share was $1.70 in the third quarter of 2019, a 21% increase from the third quarter of 2018. Also, capital distributed as a percentage of net earnings applicable to common shareholders increased to 157% during the third quarter of 2019 from 113% during the third quarter of 2018. In October 2019, the Board approved a plan to repurchase $275 million of Bank common stock during the fourth quarter of 2019 and declared a dividend of $0.34 per common share during the fourth quarter of 2019. The elevated level of common stock repurchases we executed during the past several quarters, and announced for the fourth quarter of 2019, will moderate in the near term as we approach our target capital amounts and ratios. See “Areas of focus for 2019” in our 2018 Annual Report on Form 10-K for a more detailed discussion of the major areas of emphasis in 2019.
Net Interest Income
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income increased to $567 million in the third quarter of 2019 from $565 million in the third quarter of 2018. The $2 million increase was primarily due to a $44 million increase in interest and fees on loans mostly from loan growth, offset by an increase in interest expense.
Interest expense increased $44 million from the third quarter of 2018 to the third quarter of 2019 due to an increase in deposits and borrowed funds and an increase in rates paid on deposits. The Bank’s use of short- and long-term

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
borrowings increased $1.9 billion, or 41% and the Bank’s cost of total deposits and interest-bearing liabilities increased from 0.45% to 0.71%.
Net Interest Margin and Interest Rate Spreads
The net interest margin (“NIM”) decreased to 3.48% in the third quarter of 2019, compared with 3.63% in the same prior year period and 3.54% in the second quarter of 2019. The decrease in NIM from the prior year period was a result of increased costs of deposits and borrowed funds, which more than offset improved loan and securities yields. NIM decreased from the second quarter of 2019 to the third quarter of 2019 primarily due to a decrease in loan and securities yields, partially offset by a decrease in the cost borrowed funds. We expect that the NIM will compress further in the next several quarters, to the extent short-term market rates continue to decline.
Average interest-earning assets increased $3.2 billion from the third quarter of 2018 to the third quarter of 2019, with average rates improving 9 basis points ("bps"). When adjusted for interest recoveries of $3 million in the third quarter of 2018, using $1 million per loan as the reporting threshold, the yield on interest-earning assets increased 11 bps. Average interest-bearing liabilities increased $4.2 billion during this same period, while the average rate on interest-bearing liabilities increased 37 bps.
The average loan portfolio increased $3.5 billion, or 8%, between the third quarter of 2018 and the third quarter of 2019, with growth across all loan segments. The average loan yield increased 4 bps over the same period, with a 5 bps decrease in the average rate for commercial loans and increases in the average rates for CRE and consumer loans of 9 bps, and 15 bps, respectively. Benchmark interest rates have decreased in 2019 after increasing in 2018, and this decline has had a negative impact on yields. As rates have fallen our earning assets generally reprice quicker than our funding sources, so the impact of these rate changes is reflected over time on a delayed basis. A portion of our variable-rate loans were not affected by these changes primarily due to having longer reset frequencies, or because a substantial portion of our earning assets are tied to longer-term rate indices. The longer-term rates were impacted by a relatively flat yield curve during the last several quarters. Over the next four quarters, we expect overall moderate total loan growth, which is slightly lower than year-over-year loan growth.
Average AFS securities balances decreased by $269 million from the third quarter of 2018 to the third quarter of 2019. Yields on average AFS securities increased by 9 bps over the same period.
The NIM continues to benefit from the stability of noninterest-bearing demand deposits, which provides us with low cost funding and comprised 42% and 45% of average total deposits for the third quarters of 2019 and 2018, respectively. Average noninterest-bearing demand deposits decreased by $615 million, or 3%. Average total deposits were $55.3 billion for the third quarter of 2019 compared with $53.6 billion for the third quarter of 2018. Average interest-bearing deposits grew 8% and were $31.9 billion in the third quarter of 2019, compared with $29.6 billion for the same prior year period. The daily average benchmark Federal Funds target rate decreased slightly from 2.32% to 2.31% between the third quarters of 2018 and the third quarter of 2019, or 1 basis point, while the rate paid on the Bank’s average interest-bearing deposits increased 34 bps, and the rate paid on total average deposits increased 22 bps due to the previously mentioned delayed impacts on pricing.
We are actively monitoring and managing deposits, and have been reducing deposit rates since mid-2019, as benchmark Federal Funds interest rates have decreased. Our cost of total deposits increased just 1 basis point relative to the prior quarter, and we expect the cost of deposits to decline in the fourth quarter of 2019 relative to the third quarter due to ongoing efforts to better align deposit costs with lower market rates.
Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers, which provide us with a low cost of funds and have a positive impact on our NIM. Because many of our deposit accounts are of an operating nature for businesses and households, we expect our noninterest-bearing deposits to remain a competitive advantage. Further information regarding deposit assumptions is discussed in “Interest Rate and Market Risk Management” on page 27.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average borrowed funds increased $1.9 billion from the third quarter of 2018 to the third quarter of 2019, with average short-term borrowings increasing $1.2 billion and average long-term borrowings increasing by $0.7 billion. The average interest rate paid on borrowed funds increased by 11 bps during the same period as a result of higher short-term interest rates. Average borrowed funds were $6.5 billion for the first nine months of 2019, compared with $5.3 billion for the first nine months of 2018, while the average interest rate paid increased by 58 bps between these time periods.
The spread on average interest-bearing funds was 3.01% and 3.29% for the third quarters of 2019 and 2018, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that impacted the NIM. Compared to the decline of 28 bps on the spread on average interest-bearing funds, the NIM decreased only 15 bps as a result of the value of noninterest-bearing demand deposits.
Interest rate spreads and margin are impacted by the mix of assets we hold, the composition of our loan and securities portfolios, and the type of funding used. Additionally, if interest rates increase, our noninterest-bearing demand deposits become more valuable. In the third quarter of 2019, our noninterest-bearing sources of funds contributed 47 bps to the margin, compared with 34 bps in the third quarter of 2018. We expect the mix of interest-earning assets to continue to change over the next four quarters primarily due to overall modest loan growth with particular strength in commercial and industrial, owner-occupied, municipal, and 1-4 family residential loans, and stable-to-moderate growth in oil and gas and commercial real estate loans.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,413	$8	2.41%	$1,327	$8	2.25%
Securities:
Held-to-maturity	693	6	3.66	848	7	3.52
Available-for-sale	14,323	82	2.29	14,592	81	2.20
Trading account	135	2	4.50	65	1	3.43
Total securities [2]	15,151	90	2.37	15,505	89	2.28
Loans held for sale	89	1	3.67	53	1	4.82
Loans and leases [3]
Commercial	25,284	308	4.83	23,263	286	4.88
Commercial real estate	11,849	153	5.10	11,009	139	5.01
Consumer	11,695	124	4.22	11,096	113	4.07
Total loans and leases	48,828	585	4.75	45,368	538	4.71
Total interest-earning assets	65,481	684	4.15	62,253	636	4.06
Cash and due from banks	616			516
Allowance for loan losses	(502)			(489)
Goodwill and intangibles	1,014			1,015
Other assets	3,643			3,079
Total assets	$70,252			$66,374
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$26,962	44	0.65%	$25,483	23	0.36%
Time	4,963	25	1.99	4,118	15	1.49
Total interest-bearing deposits	31,925	69	0.86	29,601	38	0.52
Borrowed funds:
Federal funds purchased and other short-term borrowings	5,099	30	2.29	3,917	21	2.09
Long-term debt	1,239	11	3.65	572	7	4.91
Total borrowed funds	6,338	41	2.56	4,489	28	2.45
Total interest-bearing liabilities	38,263	110	1.14	34,090	66	0.77
Noninterest-bearing demand deposits	23,359			23,974
Other liabilities	1,062			720
Total liabilities	62,684			58,784
Shareholders’ equity:
Preferred equity	566			566
Common equity	7,002			7,024
Total shareholders’ equity	7,568			7,590
Total liabilities and shareholders’ equity	$70,252			$66,374
Spread on average interest-bearing funds			3.01%			3.29%
Impact of net noninterest-bearing sources of funds			0.47			0.34
Net interest margin		$574	3.48		$570	3.63
Memo: total cost of deposits			0.50			0.28
Memo: total deposits and interest-bearing liabilities	$61,622	110	0.71	$58,064	66	0.45
1 Rates are calculated using amounts in thousands and taxable-equivalent rates used where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $33 million and $35 million of taxable-equivalent premium amortization for the third quarters of 2019 and 2018, respectively.
3 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,315	$26	2.59%	$1,379	$20	1.98%
Securities:
Held-to-maturity	736	20	3.69	806	22	3.55
Available-for-sale	14,597	262	2.40	14,760	240	2.17
Trading account	138	5	4.49	116	3	3.92
Total securities [2]	15,471	287	2.48	15,682	265	2.26
Loans held for sale	74	1	2.65	59	2	4.31
Loans and leases [3]
Commercial	24,899	919	4.94	23,193	825	4.75
Commercial real estate	11,656	454	5.21	11,049	403	4.88
Consumer	11,559	369	4.26	10,917	326	4.00
Total loans and leases	48,114	1,742	4.84	45,159	1,554	4.60
Total interest-earning assets	64,974	2,056	4.23	62,279	1,841	3.95
Cash and due from banks	588			551
Allowance for loan losses	(499)			(497)
Goodwill and intangibles	1,014			1,016
Other assets	3,493			3,066
Total assets	$69,570			$66,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$26,418	120	0.61%	$25,420	51	0.27%
Time	4,889	72	1.97	3,738	36	1.27
Total interest-bearing deposits	31,307	192	0.82	29,158	87	0.40
Borrowed funds:
Federal funds purchased and other short-term borrowings	5,394	100	2.46	4,844	66	1.82
Long-term debt	1,117	32	3.83	447	18	5.42
Total borrowed funds	6,511	132	2.70	5,291	84	2.12
Total interest-bearing liabilities	37,818	324	1.14	34,449	171	0.66
Noninterest-bearing demand deposits	23,214			23,669
Other liabilities	974			679
Total liabilities	62,006			58,797
Shareholders’ equity:
Preferred equity	566			566
Common equity	6,998			7,052
Total shareholders’ equity	7,564			7,618
Total liabilities and shareholders’ equity	$69,570			$66,415
Spread on average interest-bearing funds			3.09%			3.29%
Impact of net noninterest-bearing sources of funds			0.47			0.30
Net interest margin		$1,732	3.56		$1,670	3.59
Memo: total cost of deposits			0.47			0.22
Memo: total deposits and interest-bearing liabilities	$61,032	324	0.70	$58,118	171	0.39
1 Rates are calculated using amounts in thousands and taxable-equivalent rates used where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $96 million and $104 million of taxable-equivalent premium amortization for the first nine months of 2019 and 2018, respectively.
3 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Provision for Credit Losses
The allowance for credit losses ("ACL") is the combination of both the allowance for loan and lease losses ("ALLL") and the reserve for unfunded lending commitments ("RULC"). The ALLL represents the estimated probable losses inherent in the loan and lease portfolio as of the balance sheet date. The RULC represents the estimated reserve for potential losses associated with off-balance sheet commitments. Changes in the ALLL and RULC are recorded in the provision for loan losses and the provision for unfunded lending commitments in the income statement, respectively.
The ACL increased $34 million to $572 million at September 30, 2019, compared with $538 million at September 30, 2018. The ALLL increased by $30 million to $510 million at September 30, 2019, compared with $480 million at September 30, 2018, or 1.04% and 1.05% of loans and leases, respectively. The increased ACL from the prior year period is primarily due to loan growth and an increase in the qualitative portion of the allowance related to general economic indicators.
The provision for credit losses, which is the combination of both the provision for loan losses and the provision for unfunded lending commitments, was $10 million in the third quarter of 2019, compared with $(11) million in the third quarter of 2018. The provision for loan losses was $8 million during the third quarter of 2019 and $(11) million during the third quarter 2018. The provision for unfunded lending commitments was $2 million during the third quarter of 2019 and less than $1 million during the third quarter 2018. From quarter to quarter, the provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings, and changes in credit quality.
Note 6 of our 2018 Annual Report on Form 10-K and “Credit Risk Management” on page 22 contains information on how we determine the appropriate level for the ALLL and the RULC.
The allowance for credit losses will be impacted by the adoption of CECL, which replaces today’s “incurred loss” approach with an “expected loss” model for instruments such as loans and HTM securities that are measured at amortized cost. For more information see "Critical Accounting Policies and Significant Estimates" on page 5.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. Effective October 1, 2019, we made certain financial reporting changes and reclassifications to noninterest income in our Consolidated Statements of Income. These changes and reclassifications were adopted on a retrospective basis. The changes and reclassifications reflect changes only to noninterest income in the Consolidated Statements of Income and do not impact net income, net interest income or noninterest expense. We believe a subtotal of customer-related fees provides a good view of income over which we have more direct control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses. For the third quarter of 2019, noninterest income increased $10 million, or 7%, compared with the third quarter of 2018. The following schedule presents a comparison of the major components of noninterest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST INCOME

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2019	2018			2019	2018

Commercial account fees	$31	$31	$—	—%	$90	$93	$(3)	(3)%
Card fees	24	24	—	—	70	70	—	—
Retail and business banking fees	20	19	1	5	58	58	—	—
Loan-related fees and income	21	17	4	24	55	55	—	—
Capital markets and foreign exchange fees	23	14	9	64	59	41	18	44
Wealth management and trust fees	16	14	2	14	45	41	4	10
Other customer-related fees	5	7	(2)	(29)	15	19	(4)	(21)
Customer-related fees	140	126	14	11	392	377	15	4
Dividends and other income	4	11	(7)	(64)	18	36	(18)	(50)
Securities gains (losses), net	2	(1)	3	NM	—	(1)	1	NM
Total noninterest income	$146	$136	$10	7	$410	$412	$(2)	—
Customer-related fees increased $14 million, or 11%, from the third quarter of 2018 to the third quarter of 2019 and was largely attributable to a $7 million increase in fees for client interest rate swap activity. Loan-related fees and income increased by $4 million, primarily due to an increase in volume of mortgage loan originations and sales to government-sponsored entities. Dividends and other income decreased by $7 million primarily due to a valuation adjustment on client-related interest rate swaps in the third quarter of 2019. As a result of the decline in interest rates during 2019 and increased client activity during the quarter, these client-related interest rate swaps significantly increased in value, resulting in the Bank having a larger exposure to the clients and a $6 million valuation adjustment in the third quarter of 2019, compared with less than $1 million in the third quarter of 2018.
Customer-related fees increased $15 million, or 4%, from the first nine months of 2018 to the first nine months of 2019. Other significant items impacting noninterest income for the first nine months of 2019 not previously discussed was a $3 million decrease in commercial account fees and a $4 million increase in wealth management and trust fees. The decrease in commercial account fees was primarily due to an unfavorable impact from the earnings credit rate associated with noninterest-bearing demand deposits and softness in retail and small business service charges. Wealth management and trust fees increased by $4 million and is primarily due to increased corporate and personal trust fee income.
Noninterest Expense
Noninterest expense decreased by $5 million, or 1%, from the third quarter of 2018 to the third quarter of 2019. Adjusted noninterest expense decreased $1 million over the same period. This 1% decrease is within our targeted growth rate of low single-digit percentage range relative to the prior year. The following schedule presents a comparison of the major components of noninterest expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST EXPENSE

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2019	2018			2019	2018

Salaries and employee benefits	$273	$264	$9	3%	$835	$800	$35	4%
Occupancy, net	34	33	1	3	99	96	3	3
Furniture, equipment and software, net	34	30	4	13	101	95	6	6
Other real estate expense, net	(2)	1	(3)	NM	(3)	1	(4)	NM
Credit-related expense	2	5	(3)	(60)	16	19	(3)	(16)
Professional and legal services	10	12	(2)	(17)	33	37	(4)	(11)
Advertising	6	8	(2)	(25)	17	20	(3)	(15)
FDIC premiums	7	18	(11)	(61)	19	44	(25)	(57)
Other	51	49	2	4	153	147	6	4
Total noninterest expense	$415	$420	$(5)	(1)	$1,270	$1,259	$11	1
Adjusted noninterest expense [1]	$415	$416	$(1)	—	$1,269	$1,255	$14	1
1 For information on non-GAAP financial measures see “GAAP to Non-GAAP Reconciliations” on page 6
FDIC premiums decreased $11 million primarily due to the elimination of the FDIC surcharge for large banks because the required Deposit Insurance Fund reserve ratio has been met and the Bank issuing unsecured debt which results in lower FDIC premiums. Other real estate expense and credit-related expense both decreased by $3 million.
The aforementioned decreases in noninterest expense were partially offset by a $9 million increase in salaries and employee benefits and a $4 million increase in furniture, equipment and software expense. The increase in salaries and employee benefits was primarily due to a $13 million increase in base salaries, resulting from annual salary merit increases and increased employee headcount and a $2 million increase in employee benefits, partially offset by an $8 million decrease in incentive compensation. Furniture, equipment and software expense increased primarily as a result of the successful implementation of our Core Transformation Project to replace our commercial loan systems, and has subsequently resulted in increased amortization expense of the capitalized technology costs.
The Bank’s efficiency ratio was 57.3% in the third quarter of 2019 compared with 58.8% in the third quarter of 2018 and 59.0% in the second quarter of 2019. Adjusted noninterest expense for the third quarter of 2019 decreased $1 million to $415 million, compared with $416 million for the same prior year period. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items, which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of the efficiency ratio).
As previously discussed, in October 2019, the Bank announced a 5% workforce reduction during the fourth quarter of 2019 and a closure of 15 branches over the next several quarters. As a result of this reduction in staffing, we expect noninterest expense will increase in the fourth quarter of 2019 from severance and related employment costs of approximately $25 million. Branch closing costs and other efficiency-related cost accelerations will be recognized in the next several quarters. Also, as we have previously disclosed, we are in the process of eliminating our defined benefit pension plan, which is expected to result in a onetime charge of approximately $25 million to $30 million, likely toward the middle of 2020. The current estimate of this expense is subject to change depending upon a number of factors including plan performance, participant elections between lump-sum distribution options and an annuity option, and market competitiveness in the annuity bid process. Excluding the expected severance, branch closing, pension termination, and other efficiency-related cost acceleration expenses, we expect adjusted noninterest expense for 2019 to experience an increase in the low single-digit percentage range relative to the prior year. We expect 2020 expenses to be level with, or slightly reduced from 2019 results, excluding the expected pension termination expense, severance and other restructuring expenses.
Noninterest expense increased by $11 million, or 1%, from the first nine months of 2018 to the first nine months of 2019. This increase was a result of the same factors as the increase from the third quarter of 2018 to the third quarter of 2019.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Income Taxes
Income tax expense for the third quarter of 2019 was $66 million compared with $69 million for the same prior year period. The effective income tax rates were 22.9% and 23.6% for the third quarters of 2019 and 2018, respectively. Income tax expense for the first nine months of 2019 was $185 million compared with $195 million for the same prior year period. The effective income tax rate for the first nine months of 2019 and 2018 were 22.6% and 22.9%, respectively. Note 13 of the Notes to Consolidated Financial Statements contains additional information about the factors that influenced the income tax rates and information about deferred income tax assets and liabilities.
Preferred Stock Dividends
Preferred stock dividends have been consistent over the past year and were $8 million for both the third quarters of 2019 and 2018 and $25 million for both the first nine months of 2019 and 2018.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping non-earning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
For information regarding the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields, see the average balance sheet on page 13.
Average interest-earning assets were $65 billion for the first nine months of 2019, compared with $62.3 billion for the first nine months of 2018. Average interest-earning assets as a percentage of total average assets for the first nine months of 2019 and 2018 were 93% and 94%, respectively.
Average loans were $48.1 billion and $45.2 billion for the first nine months of 2019 and 2018, respectively. Average loans as a percentage of total average assets for the first nine months of 2019 were 69%, compared with 68% in the same prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, decreased by 5% to $1.3 billion for the first nine months of 2019, compared with $1.4 billion for the first nine months of 2018. Average securities decreased by 1% for the first nine months of 2019, compared with the first nine months of 2018.
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenue for the Bank. Refer to the “Liquidity Risk Management” section on page 32 for additional information on management of liquidity and funding. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of our 2018 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
INVESTMENT SECURITIES PORTFOLIO

	September 30, 2019			December 31, 2018
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$658	$658	$662	$774	$774	$767
Available-for-sale
U.S. Treasury securities	25	25	25	40	40	40
U.S. Government agencies and corporations:
Agency securities	1,278	1,277	1,281	1,395	1,394	1,375
Agency guaranteed mortgage-backed securities	9,580	9,700	9,743	10,093	10,236	10,014
Small Business Administration loan-backed securities	1,524	1,656	1,615	1,871	2,042	1,996
Municipal securities	1,197	1,310	1,344	1,178	1,303	1,291
Other debt securities	25	26	25	25	25	21
Total available-for-sale	13,629	13,994	14,033	14,602	15,040	14,737
Total investment securities	$14,287	$14,652	$14,695	$15,376	$15,814	$15,504
The amortized cost of investment securities at September 30, 2019 decreased by 7% from the balances at December 31, 2018. Approximately 33% of the investment securities are floating rate as of September 30, 2019.
The investment securities portfolio includes $365 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. Premium amortization for the three months ended September 30, 2019, was $33 million, compared with $35 million for the same period in 2018, reducing the yield on securities by 87 bps compared with a 90 bps impact for the same period in 2018.
As of September 30, 2019, under the GAAP fair value accounting hierarchy, 0.2% of the $14 billion fair value of the AFS securities portfolio was valued at Level 1, 99.8% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2018, 0.3% of the $14.7 billion fair value of AFS securities portfolio was valued at Level 1, 99.7% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of our 2018 Annual Report on Form 10-K for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.
The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	September 30, 2019	December 31, 2018

Loans and leases	$2,185	$1,661
Held-to-maturity – municipal securities	658	774
Available-for-sale – municipal securities	1,344	1,291
Trading account – municipal securities	147	89
Unfunded lending commitments	197	144
Total direct exposure to municipalities	$4,531	$3,959
At September 30, 2019, no municipal loans were on nonaccrual. Most of the municipal loan and lease portfolio is secured by real estate, equipment, or is a general obligation of a municipal entity. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at September 30, 2019 and December 31, 2018.
Loan Portfolio
For the first nine months of 2019 and 2018, average loans accounted for 69% and 68%, respectively, of total average assets. As presented in the following schedule, the largest category was commercial and industrial loans, which constituted 30% of our loan portfolio at September 30, 2019.
LOAN PORTFOLIO

	September 30, 2019		December 31, 2018
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,846	30.4%	$14,513	31.0%
Leasing	332	0.7	327	0.7
Owner-occupied	7,924	16.2	7,661	16.4
Municipal	2,185	4.5	1,661	3.6
Total commercial	25,287	51.8	24,162	51.7
Commercial real estate:
Construction and land development	2,347	4.8	2,186	4.7
Term	9,469	19.4	8,939	19.1
Total commercial real estate	11,816	24.2	11,125	23.8
Consumer:
Home equity credit line	2,930	6.0	2,937	6.3
1-4 family residential	7,506	15.4	7,176	15.4
Construction and other consumer real estate	637	1.3	643	1.4
Bankcard and other revolving plans	494	1.0	491	1.0
Other	165	0.3	180	0.4
Total consumer	11,732	24.0	11,427	24.5
Total net loans	$48,835	100.0%	$46,714	100.0%
Loan portfolio growth during the first nine months of 2019 continued to be widespread across loan products and geographies with particular strength in municipal, construction and land development, term commercial real estate, consumer 1-4 family residential, and commercial owner-occupied. The growth in the loan portfolio during the first nine months of 2019 was primarily at Amegy Bank (“Amegy”) and Zions Bank.
Other Noninterest-Bearing Investments
During the first nine months of 2019, the Bank decreased its short-term borrowings with the Federal Home Loan Bank (“FHLB”) by $1.35 billion. This decrease also led to a $54 million decrease in FHLB activity stock. Aside from this decrease, and a decrease in Federal Reserve stock, other noninterest-bearing investments remained relatively stable as set forth in the following schedule.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	September 30, 2019	December 31, 2018

Bank-owned life insurance	$525	$516
Federal Home Loan Bank stock	136	190
Federal Reserve stock	115	139
Farmer Mac stock	50	54
SBIC investments	143	132
Non-SBIC investment funds	10	12
Other	3	3
Total other noninterest-bearing investments	$982	$1,046
Premises, Equipment, and Software
Net premises, equipment, and software increased $22 million, or 2.0%, during the first nine months of 2019. In 2017, the Bank implemented the first phase of our core lending and deposit systems replacement project, which replaced the Bank’s primary consumer lending systems. During the first quarter of 2019, the Bank successfully implemented the second phase of this project by replacing its primary commercial and commercial real estate lending systems. With this milestone reached, we now have substantially all our retail, commercial and commercial real estate loans on a new modern core platform. The Bank is well underway with the project to convert its deposit servicing system by 2022. The total core replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule shows the total amount of costs capitalized, less accumulated depreciation, by phase for the core replacement project.

	September 30, 2019
(In millions)	Phase 1	Phase 2	Phase 3	Total
Capitalized costs for the core replacement project
Total amount capitalized, less accumulated depreciation	$57	$85	$54	$196
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Bank. Average total deposits for the first nine months of 2019 increased by 3%, compared with the first nine months of 2018, with average interest-bearing deposits increasing by 7% and average noninterest-bearing deposits decreasing by 2%. The average interest rate paid for interest-bearing deposits was 42 bps higher during the first nine months of 2019, compared with the first nine months of 2018.
Demand, savings, and money market deposits were 91% and 92% of total deposits at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019 and December 31, 2018, total deposits included $2.4 billion and $2.2 billion, respectively, of brokered deposits.
See “Liquidity Risk Management” on page 32 for additional information on funding and borrowed funds.
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
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of September 30, 2019, the principal balance of these loans was $576 million, and the guaranteed portion of these loans was $432 million. Most of these loans were guaranteed by the SBA. The following schedule presents the composition of government agency guaranteed loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	September 30, 2019	Percent guaranteed	December 31, 2018	Percent guaranteed

Commercial	$553	75%	$537	75%
Commercial real estate	16	75	14	79
Consumer	7	100	9	100
Total loans	$576	75	$560	76
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	September 30, 2019		December 31, 2018
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,596	10.3%	$2,636	10.9%
Retail trade [1]	2,585	10.2	2,434	10.0
Manufacturing	2,223	8.8	2,145	8.9
Finance and insurance	1,833	7.2	2,036	8.4
Healthcare and social assistance	1,825	7.2	1,695	7.0
Wholesale trade	1,594	6.3	1,527	6.3
Transportation and warehousing	1,448	5.7	1,328	5.5
Utilities [2]	1,391	5.5	1,163	4.8
Mining, quarrying, and oil and gas extraction	1,312	5.2	1,206	5.0
Construction	1,246	4.9	1,194	4.9
Public Administration	1,053	4.2	806	3.4
Hospitality and food services	1,008	4.0	1,005	4.2
Professional, scientific, and technical services	913	3.6	859	3.6
Other Services (except Public Administration)	851	3.4	887	3.7
Other [3]	3,409	13.5	3,241	13.4
Total	$25,287	100.0%	$24,162	100.0%
1 At September 30, 2019 and December 31, 2018, 82% and 83% of retail trade consist of motor vehicle and parts dealers, gas stations, grocery stores, building material suppliers, and direct-to-consumer retailers, respectively.
2 Includes primarily utilities, power, and renewable energy.
3 No other industry group exceeds 3.3%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	9/30/2019	$1,118	$3,063	$572	$655	$1,656	$1,447	$414	$544	$9,469	80.1%
% of loan type		11.8%	32.4%	6.0%	6.9%	17.5%	15.3%	4.4%	5.7%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2019	—%	0.1%	0.2%	0.2%	—%	—%	—%	0.2%	0.1%
	6/30/2019	0.2%	—%	—%	—%	—%	0.3%	—%	0.4%	0.1%
≥ 90 days	9/30/2019	—%	0.1%	—%	—%	0.1%	0.1%	—%	—%	0.1%
	6/30/2019	—%	0.1%	—%	—%	0.1%	0.1%	—%	—%	0.1%
Accruing loans past due 90 days or more	9/30/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	6/30/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2019	$—	$7	$—	$—	$2	$6	$—	$14	$29
	6/30/2019	2	6	—	—	4	5	—	14	31
Residential construction and land development
Balance outstanding	9/30/2019	$47	$331	$86	$—	$198	$118	$10	$19	$809	6.9%
% of loan type		5.8%	41.0%	10.6%	—%	24.4%	14.6%	1.2%	2.4%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
	6/30/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	9/30/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
	6/30/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	9/30/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	6/30/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	6/30/2019	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	9/30/2019	$183	$252	$69	$81	$313	$442	$141	$57	$1,538	13.0%
% of loan type		11.9%	16.4%	4.5%	5.3%	20.3%	28.7%	9.2%	3.7%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
	6/30/2019	—%	3.5%	—%	—%	—%	—%	5.8%	—%	1.2%
≥ 90 days	9/30/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
	6/30/2019	—%	—%	—%	—%	—%	1.2%	—%	—%	0.3%
Accruing loans past due 90 days or more	9/30/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	6/30/2019	—	—	—	—	—	5	—	—	5
Nonaccrual loans	9/30/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	6/30/2019	—	—	—	—	—	1	—	—	1
Total construction and land development	9/30/2019	$230	$583	$155	$81	$511	$560	$151	$76	$2,347
Total commercial real estate	9/30/2019	$1,348	$3,646	$727	$736	$2,167	$2,007	$565	$620	$11,816	100.0%
1 No other geography exceeds $86 million for all three loan types.
2 Delinquency rates include nonaccrual loans.
Approximately 11% of the CRE term loans consist of mini-perm loans as of September 30, 2019. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of one to five

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
years. The remaining 89% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $202 million, or 9%, of the construction and land development portfolio at September 30, 2019 consists of land acquisition and development loans. Most of these land acquisition and development loans are secured by specific retail, apartment, office, or other projects.
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
We are also engaged in Home Equity Credit Line (“HECL”) lending. At both September 30, 2019 and December 31, 2018, our HECL portfolio totaled $2.9 billion. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	September 30, 2019	December 31, 2018

Secured by first deeds of trust	$1,398	$1,458
Secured by second (or junior) liens	1,532	1,479
Total	$2,930	$2,937
At September 30, 2019, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 88% of our HECL portfolio is still in the draw period, and approximately 16% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized ratio of net charge-offs to average balances for the first nine months of 2019 and 2018 for the HECL portfolio was (0.02)% for both periods. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.48% at September 30, 2019, compared with 0.55% at December 31, 2018.
Total nonaccrual loans at September 30, 2019 decreased $19 million from December 31, 2018, primarily in the commercial owner-occupied loan portfolio. The largest total decrease in nonaccrual loans occurred at Amegy, mainly due to improvements in the oil and gas-related portfolio.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule sets forth our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	September 30, 2019	December 31, 2018

Nonaccrual loans [1]	$233	$252
Other real estate owned	4	4
Total nonperforming assets	$237	$256
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.48%	0.55%
Accruing loans past due 90 days or more	$6	$10
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.01%	0.02%
Nonaccrual loans and accruing loans past due 90 days or more	$239	$262
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	0.49%	0.56%
Accruing loans past due 30-89 days	$84	$65
Nonaccrual loans[1] current as to principal and interest payments	53.6%	58.5%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs decreased $20 million, or 10%, during the first nine months of 2019, primarily due to payments and payoffs. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	September 30, 2019	December 31, 2018

Restructured loans – accruing	$90	$112
Restructured loans – nonaccruing	92	90
Total	$182	$202
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018

Balance at beginning of period	$176	$181	$202	$226
New identified TDRs and principal increases	27	46	47	115
Payments and payoffs	(21)	(19)	(60)	(107)
Charge-offs	—	(1)	(5)	(4)
No longer reported as TDRs	—	(2)	—	(20)
Sales and other	—	(1)	(2)	(6)
Balance at end of period	$182	$204	$182	$204

Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.
The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	Nine Months Ended September 30, 2019	Twelve Months Ended December 31, 2018	Nine Months Ended September 30, 2018

Loans and leases outstanding (net of unearned income)	$48,835	$46,714	$45,810
Average loans and leases outstanding (net of unearned income)	$48,114	$45,425	$45,159
Allowance for loan losses:
Balance at beginning of period	$495	$518	$518
Provision for loan losses	30	(39)	(46)
Charge-offs:
Commercial	33	46	38
Commercial real estate	1	5	5
Consumer	12	18	13
Total	46	69	56
Recoveries:
Commercial	19	68	50
Commercial real estate	4	9	8
Consumer	8	8	6
Total	31	85	64
Net loan and lease charge-offs (recoveries)	15	(16)	(8)
Balance at end of period	$510	$495	$480
Ratio of annualized net charge-offs to average loans and leases	0.04%	(0.04)%	(0.02)%
Ratio of allowance for loan losses to net loans and leases, at period end	1.04%	1.06%	1.05%
Ratio of allowance for loan losses to nonaccrual loans, at period end	219%	201%	167%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	213%	193%	160%
The total ALLL increased during the first nine months of 2019 by $15 million as a result of loan growth, increased net charge-offs, and an increase in the qualitative portion related to general economic indicators.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
reserve are shown separately in the statement of income. At September 30, 2019, the reserve increased by $5 million from December 31, 2018, and increased by $4 million from September 30, 2018.
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
Additionally, during 2019 we've expanded our use of interest rate derivatives to further reduce asset sensitivity through purchased interest rate floors and additional receive-fixed interest rate swaps, designated as cash flow hedges of pools of floating-rate loans. We also use receive-fixed interest rate swaps designated as fair value hedges of fixed-rate debt to further manage our interest rate risk profile.
In July of 2019, the Bank restructured its portfolio of purchased interest rate floors that had an aggregate notional amount of $3.5 billion and strike rates of 1.50%. The restructuring doubled the notional amount of the floors to $7.0 billion and reduced the strike rates to 1.00% at no cost to the Bank. In late August of 2019, the Bank terminated the entire portfolio of interest rate floors and replaced them with an additional $2.0 billion in notional amount of receive-fixed interest rate swaps. The aggregate fair value of floors was $34 million at the time of termination, which represents a $26 million increase over the $8 million premium paid for the floors. The net $26 million gain is deferred in accumulated other comprehensive income ("AOCI") and amortized into interest income on a straight-line basis over the original contractual life of the floors with the offsetting entry recorded as an increase in interest income.
During the fourth quarter of 2019, the Bank issued a $500 million subordinated note with an interest rate of 3.25% and a maturity date of October 29, 2029 and subsequently entered into a receive-fixed interest rate swap. The note and swap constitute a qualifying fair value hedging relationship as the terms of the interest rate swap match the critical terms of the hedged note, resulting in the expectation that the swap will be highly effective as a hedging

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
instrument. The issuance of the debt, combined with the swap, had no meaningful impact to the Bank's interest rate risk profile. For more information on derivatives designated as qualifying cash flow and fair value hedges, see Note 7 – Derivative Instruments and Hedging Activities. The issuance of the subordinated note will add approximately 89 basis points to our total capital ratio.
The schedule below presents all derivatives utilized in our asset liability management ("ALM") activities that are designated in qualifying hedging relationships as defined by GAAP as of September 30, 2019 and December 31, 2018. The schedule includes the notional amount, fair value, and the weighted-average receive-fixed rate for each category of interest rate derivatives, shown by maturity for the next five years.

	September 30, 2019
		Contractual Maturity
(Dollar amounts in millions)	Total	Remainder of 2019	2020	2021	2022	2023	2024	Thereafter
Cash flow hedges
Receive-fixed interest rate swaps
Net fair value[1]	$63	$—	$—	$—	$36	$10	$17	$—
Total notional amount	3,613	25	438	50	2,400	300	400	—
Weighted-average fixed-rate	1.94%	1.53%	1.56%	1.81%	2.06%	2.35%	2.35%	—%

Fair value hedges
Receive-fixed interest rate swaps
Net fair value[1]	$24	$—	$—	$13	$11	$—	$—	$—
Total notional amount	1,000	—	—	500	500	—	—	—
Weighted-average fixed-rate	3.43%	—%	—%	3.50%	3.35%	—%	—%	—%

Total ALM interest rate derivatives
Net fair value[1]	$87	$—	$—	$13	$47	$10	$17	$—
Total notional amount	4,613	25	438	550	2,900	300	400	—

	December 31, 2018
		Contractual Maturity
(Dollar amounts in millions)	Total	2019	2020	2021	2022	2023	2024	Thereafter
Cash flow hedges
Receive-fixed interest rate swaps
Net fair value[1]	$(8)	$(1)	$(6)	$(1)	$—	$—	$—	$—
Total notional amount	688	200	438	50	—	—	—	—
Weighted-average fixed-rate	1.66%	1.62%	1.56%	1.81%	—%	—%	—%	—%

Fair value hedges
Receive-fixed interest rate swaps
Net fair value[1]	$5	$—	$—	$5	$—	$—	$—	$—
Total notional amount	500	—	—	500	—	—	—	—
Weighted-average fixed-rate	3.50%	—%	—%	3.50%	—%	—%	—%	—%

Total ALM interest rate derivatives
Net fair value[1]	$(3)	$(1)	$(6)	$4	$—	$—	$—	$—
Total notional amount	1,188	200	438	550	—	—	—	—
1Fair Values shown in the schedule above are presented net, with both positive and negative fair values reported in a single amount for each line. Values exclude the effects of collateral settlements for centrally cleared derivatives.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
EaR is an estimate of the change in total net interest income that would be recognized under different interest rate environments over a one-year period. This simulated impact to net interest income due to a change in rates uses as its base a modeled net interest income that is not necessarily the same as the most recent quarter's or year's reported net interest income. Rather, EaR employs estimated net interest income under an unchanged interest rate scenario as the basis for comparison. The EaR process then simulates changes to the base net interest income under several interest rate scenarios, including parallel and nonparallel interest rate shifts across the yield curve, taking into account deposit repricing assumptions and estimates of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower-rate environment). The EaR model does not contemplate changes in fee income that are amortized into interest income (e.g. premiums, discounts, origination points and costs, etc). Our policy contains a trigger for a 10% decline in rate-sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps. As of December 31, 2018 the EaR declined by 12% for a 200 bps decline in rates. This trigger violation informed our decision to move to a less asset-sensitive position throughout 2019. As of September 30, 2019 the EaR declined by 9% for a 200 bps decline in rates.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
including the shape of the yield curve, competitive pricing, money supply, credit worthiness of the Bank, and so forth; however, we use our historical experience as well as industry data to inform our assumptions.
The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule.
DEPOSIT ASSUMPTIONS

	September 30, 2019
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.0%	3.0%
Money market	3.1%	1.7%
Savings and interest-on-checking	3.1%	2.4%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	September 30, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(4.0)%	—%	2.7%	5.6%	8.2%
1 Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 44%. If the weighted average deposit beta were to decline to 32%, the EaR in the -100bps shock would change from -4.0% to -4.7%.
For comparative purposes, the December 31, 2018 measures are presented in the following schedule.

	December 31, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(5.3)%	—%	3.4%	5.1%	10.1%
1 Assumes rates cannot go below zero in the negative rate shift.
The asset sensitivity as measured by EaR decreased slightly since December 31, 2018, due to changes in the investment securities and funding compositions.
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. If we consider a steepening rate shock where the short-term rate moves -200bps but the ten-year rate only moves -30bps, the earnings decline is 18% less severe over 12 months compared with the parallel -200bps rate shock.
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest-bearing deposits, the weighted average modeled beta is 44%. If the weighted average deposit beta were to decrease to 32% it would change the EVE in the -100bps shock from 11.9% to 12.6%. The significant increase in EVE in the down rate shock is a result of the fact that in a very low rate environment the discount to par on deposits is floored at zero.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	11.9%	—%	0.9%	(0.2)%	(1.8)%
1 Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2018 measures are presented in the following schedule. The changes in EVE measures from December 31, 2018 are primarily driven by the behavior of the deposit models. For non-maturity deposits, the deposit premium (or discount below par value) is floored at zero in a low-rate environment. With term rates significantly lower on September 30, 2019 than on December 31, 2018 (e.g., 5 year LIBOR swap is approximately 110bps lower), deposit premium valuations have approached the floor resulting in minimal downward change in the -100bp rate shock. Furthermore, during 2019 some deposit model parameters were updated, which made the premium valuation closer to zero and the negative rate shock less comparable to the December 31, 2018 value. The positive rate shocks were less impacted by these model updates.

	December 31, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	(2.5)%	—%	(2.1)%	(5.6)%	(5.4)%
1 Assumes rates cannot go below zero in the negative rate shift.
Our focus on business banking also plays a significant role in determining the nature of the Bank’s asset-liability management posture. At September 30, 2019, $21 billion of the Bank’s commercial lending and CRE loan balances were scheduled to reprice in the next three months. Of these variable-rate loans approximately 98% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $3.6 billion of cash flow hedges by receiving fixed rates on interest rate swaps or through purchased interest rate floors. Additionally, asset sensitivity is reduced due to $145 million of variable-rate loans being priced at floored rates at September 30, 2019, which were above the “index plus spread” rate by an average of 37 bps. At September 30, 2019, we also had $3.3 billion of variable-rate consumer loans scheduled to reprice in the next three months. Of these variable-rate consumer loans approximately $145 million were priced at floored rates, which were above the “index plus spread” rate by an average of 27 bps.
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
At September 30, 2019, we had a relatively small amount, $280 million, of trading assets and $4 million of securities sold, not yet purchased, compared with $106 million and $85 million, respectively, at December 31, 2018.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During the third quarter of 2019, the after-tax change in AOCI attributable to AFS securities increased by $20 million, due largely to changes in the interest rate environment, compared with a $46 million decrease in the same prior year period.
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
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various small business investment company ("SBIC") venture capital funds. Our equity exposure to these investments was $143 million and $132 million at September 30, 2019 and December 31, 2018, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk.
Additionally, Amegy has an alternative investments portfolio. These investments are primarily directed towards equity buyout and mezzanine funds with a key strategy of deriving ancillary commercial banking business from the portfolio companies. Early-stage venture capital funds are generally not a part of the strategy because the underlying companies are typically not creditworthy. The carrying value of Amegy’s equity investments was $10 million and $11 million at September 30, 2019 and December 31, 2018, respectively.
Liquidity Risk Management
Overview
Liquidity refers to our capacity to meet our cash and collateral obligations and to manage both expected and unexpected cash flows without adversely impacting the operations or financial strength of the Bank. Sources of liquidity include both traditional forms of funding, such as deposits, borrowings, and equity and unencumbered assets, such as marketable loans and securities. The Bank continues to perform liquidity stress tests and assess its portfolio of highly liquid assets (sufficient to cover 30-day funding needs under the stress scenarios). At September 30, 2019, our investment securities portfolio of $15.0 billion and cash and money market investments of $2.4 billion collectively comprised 25% of total assets.
Liquidity Management Actions
The Bank’s consolidated cash, interest-bearing deposits held as investments, and security resell agreements was $2.3 billion at September 30, 2019 compared to $2.4 billion at December 31, 2018 and $1.5 billion at September 30, 2018. During the first nine months of 2019 uses of cash were primarily from (1) loan originations, (2) a decrease in short-term funds borrowed, (3) repurchases of our common stock, and (4) dividends on common and preferred stock. The primary sources of cash during the same period were from (1) an increase in deposits, (2) a decrease in investment securities, (3) net cash provided by operating activities, and (4) the issuance of long-term debt.
Total deposits were $56.1 billion at September 30, 2019 compared to $54.1 billion at December 31, 2018 and $53.8 billion at September 30, 2018. The increase for the first nine months of 2019 was a result of a $1.3 billion, $606 million, and a $125 million increase in savings and money market deposits, time deposits, and noninterest-bearing demand deposits, respectively. The Bank’s core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, was $52.8 billion at September 30, 2019 compared with $51.2 billion at December 31, 2018 and $50.9 billion at September 30, 2018.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
During the first nine months of 2019, the Bank issued a $500 million senior note with an interest rate of 3.35% and a maturity date of March 4, 2022. At September 30, 2019, maturities of our long-term senior and subordinated debt ranged from August 2021 to September 2028. During the fourth quarter of 2019, the Bank issued a $500 million subordinated note with an interest rate of 3.25% and a maturity date of October 29, 2029 and subsequently entered into a receive-fixed interest rate swap.
The Bank’s cash payments for interest, reflected in operating expenses, increased to $315 million during the first nine months of 2019 from $157 million during the first nine months of 2018. This increase is due to an increase in deposits and long-term borrowings, and higher interest rates paid on deposits and short-term borrowings. Additionally, the Bank paid approximately $196 million of dividends on preferred stock and common stock for the first nine months of 2019 compared with $172 million for the first nine months of 2018. Dividends paid per common share increased from $0.30 in the third quarter of 2018 to $0.34 in the third quarter of 2019. In October 2019, the Board approved a quarterly common dividend of $0.34 per share.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets for the Bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate the Bank’s debt at an investment-grade level. The Bank’s credit ratings did not change during the first nine months of 2019 and are presented in the following schedule.

CREDIT RATINGS
as of October 31, 2019:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Stable	A-	BBB+	K2
S&P	Stable	BBB+	BBB	A-2
Fitch	Positive	BBB	BBB-	F2
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
The amount available for additional FHLB and Federal Reserve borrowings was approximately $14.5 billion at September 30, 2019 compared to $13.8 billion at December 31, 2018. Loans with a carrying value of approximately $22.9 billion at September 30, 2019 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings compared with $22.6 billion at December 31, 2018. At September 30, 2019, we had $3.2 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $4.5 billion of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2018. At September 30, 2019, our total investment in FHLB and Federal Reserve stock was $136 million and $115 million, respectively, compared with $190 million and $139 million at December 31, 2018.
Our AFS investment securities are primarily held as a source of contingent liquidity. We target securities that can be easily turned into cash through sale or repurchase agreements and whose value remains relatively stable during market disruptions. We regularly manage our short-term funding needs through secured borrowing with the securities pledged as collateral. Interest rate risk management is another consideration for selection of investment securities. Our AFS securities balances have generally been level over the last year, but decreased by $639 from the second quarter of 2019.
The Bank’s loan to total deposit ratio has increased slightly and was 87% at September 30, 2019 compared with 86% at December 31, 2018, and 85% at September 30, 2018, indicating higher loan growth than deposit growth. We expect that loan growth will continue to be higher than deposit growth. If our operating and investing activities do not provide the additional loan funding required, the Bank will rely on more expensive wholesale funding for a

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
portion of its loan growth. Our use of borrowed funds (both short- and long-term) decreased by $556 million during the first nine months of 2019 as our deposit growth, decrease in AFS securities, and operating activities primarily funded loan growth over the period.
During the first nine months of 2019 we paid income taxes of $179 million compared to $142 million for the first nine months of 2018.
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
CAPITAL MANAGEMENT
Overview
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. The Bank has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. The Bank continues to utilize stress testing as the primary mechanism to inform its decisions on the appropriate level of capital and capital actions, based upon actual and hypothetically-stressed economic conditions. The results of our internal stress tests are publicly available on the Bank's website. The timing and amount of capital actions are subject to various factors, including the Bank's financial performance, business needs, prevailing and anticipated economic conditions, and OCC approval.
Common stock and additional paid-in capital decreased $804 million, or 21%, from December 31, 2018 to September 30, 2019, primarily due to $825 million of Bank common stock repurchases from publicly announced plans.
Capital Management Actions
During the first nine months of 2019, the Bank repurchased 18.0 million shares of common stock, or 10% of common stock outstanding as of December 31, 2018, for $825 million at an average price of $45.89 per share.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
During the last four quarters, the Bank repurchased 23.1 million shares of common stock, or 12% of common stock outstanding as of September 30, 2018, for $1.1 billion at an average price of $46.50 per share. In October 2019, the Bank announced that the Board of Directors approved a plan to repurchase $275 million of common stock during the fourth quarter of 2019. Shares may be repurchased occasionally in the open market, through privately negotiated transactions, utilizing Rule 10b5-1 plans or otherwise.
The Bank paid common dividends of $170 million, or $0.94 per share, during the first nine months of 2019 compared to $145 million, or $0.74 per share, during the first nine months of 2018. In October 2019, the Board of Directors declared a quarterly dividend of $0.34 per common share payable on November 21, 2019 to shareholders of record on November 14, 2019. The Bank also paid dividends on preferred stock of $27 million for both the first nine months of 2019 and 2018. See Note 9 for additional detail about capital management transactions during the first nine months of 2019.
CAPITAL DISTRIBUTIONS

	Three Months Ended
(Dollar amounts in millions)	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Common dividends paid	$60	$54	$56	$57	$58	$47	$40
Bank common stock repurchased – from publicly announced plans	275	275	275	250	185	120	115
Total capital distributed to common shareholders	$335	$329	$331	$307	$243	$167	$155
Capital distributed as a percentage of net earnings applicable to common shareholders	157%	174%	161%	141%	113%	89%	67%
As previously discussed, the elevated level of common stock repurchases we executed during the past several quarters, and announced for the fourth quarter of 2019, will moderate in the near term as we approach our target capital amounts and ratios. The Bank expects to maintain the appropriate amount of capital to cover inherent risk in a changing interest rate environment and economy, while distributing excess capital to shareholders through dividends and share repurchases.
Total shareholders’ equity has remained consistent and was $7.5 billion at September 30, 2019 and $7.6 billion at both December 31, 2018 and September 30, 2018. The primary decreases during the first nine months of 2019 was $825 million from repurchases of Bank common stock from publicly announced plans and $196 million from common and preferred stock dividends paid. The primary increases during the same period was net income of $633 million and $299 million from an increase in the fair value of our AFS securities due largely to changes in the interest rate environment.
Weighted average diluted shares decreased by 24 million and 20 million when comparing the third quarters of 2019 and 2018 and the first nine months of 2019 and 2018, respectively, primarily due to Bank common stock repurchases and a decrease in the Bank’s common share price which reduced the dilutive impact of common stock warrants outstanding. As of September 30, 2019, the Bank had 29.3 million ZIONW common stock warrants outstanding with an exercise price of $34.14 which expire on May 22, 2020.
The following schedule presents diluted shares from the outstanding common stock warrants at September 30, 2019 at various Zions Bancorporation, N.A. common stock market prices as of October 31, 2019, excluding the effect of changes in exercise cost and common stock warrant share multiplier from the future payment of common stock dividends.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation, N.A. Common Stock Market Price	Diluted Shares (000s)

$30.00	—
35.00	2,856
40.00	6,422
45.00	9,196
50.00	11,415
55.00	13,230
60.00	14,743
65.00	16,024
See Note 9 of the Notes to Consolidated Financial Statements for additional information on our common stock warrants.
Basel III Capital Requirements
The Bank is subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. We met all capital adequacy requirements under the Basel III Capital Rules as of September 30, 2019. The following schedule presents the Bank’s capital and performance ratios as of September 30, 2019, December 31, 2018 and September 30, 2018.
CAPITAL RATIOS

	September 30, 2019	December 31, 2018	September 30, 2018

Tangible common equity ratio[1]	8.5%	8.9%	9.1%
Tangible equity ratio[1]	9.4	9.7	9.9
Average equity to average assets (three months ended)	10.8	11.2	11.4
Basel III risk-based capital ratios:
Common equity tier 1 capital	10.4	11.7	12.1
Tier 1 leverage	9.3	10.3	10.5
Tier 1 risk-based	11.4	12.7	13.1
Total risk-based	12.6	13.9	14.6
Return on average common equity (three months ended)	12.1	12.4	12.1
Return on average tangible common equity (three months ended)[1]	14.2	14.5	14.2
Tangible book value per common share	$34.80	$31.97	$31.08
1 See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding these ratios.
At September 30, 2019, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.4 billion and $7.1 billion, respectively, compared with $6.8 billion and $7.4 billion, respectively, at December 31, 2018. A more detailed discussion of capital management and Basel III requirements, including implications for the Bank, is contained in “Capital Standards – Basel Framework” under Part 1, Item 1, “Capital Management," and Note 14 of the Notes to Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.
Subsequent to September 30, 2019, the Bank issued a $500 million subordinated note with an interest rate of 3.25% and a maturity date of October 29, 2029. See further discussion in "Interest Rate and Market Risk Management."

ITEM 1. FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash and due from banks	$796	$614
Money market investments:
Interest-bearing deposits	1,149	619
Federal funds sold and security resell agreements	504	1,461
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $662 and $767)	658	774
Available-for-sale, at fair value	14,033	14,737
Trading account, at fair value	280	106
Total securities	14,971	15,617
Loans held for sale	141	93
Loans and leases, net of unearned income and fees	48,835	46,714
Less allowance for loan losses	510	495
Loans held for investment, net of allowance	48,325	46,219
Other noninterest-bearing investments	982	1,046
Premises, equipment and software, net	1,146	1,124
Goodwill and intangibles	1,014	1,015
Other real estate owned	4	4
Other assets	1,329	934
Total Assets	$70,361	$68,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$23,770	$23,645
Interest-bearing:
Savings and money market	27,427	26,120
Time	4,942	4,336
Total deposits	56,139	54,101
Federal funds purchased and other short-term borrowings	4,579	5,653
Long-term debt	1,242	724
Reserve for unfunded lending commitments	62	57
Other liabilities	830	633
Total liabilities	62,852	61,168
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 170,373 and 187,554 shares) and additional paid-in capital	3,002	3,806
Retained earnings	3,892	3,456
Accumulated other comprehensive income (loss)	49	(250)
Total shareholders’ equity	7,509	7,578
Total liabilities and shareholders’ equity	$70,361	$68,746
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$581	$537	$1,731	$1,548
Interest on money market investments	8	8	26	20
Interest on securities	88	86	279	257
Total interest income	677	631	2,036	1,825
Interest expense:
Interest on deposits	69	38	192	87
Interest on short- and long-term borrowings	41	28	131	84
Total interest expense	110	66	323	171
Net interest income	567	565	1,713	1,654
Provision for credit losses:
Provision for loan losses	8	(11)	30	(46)
Provision for unfunded lending commitments	2	—	5	—
Total provision for credit losses	10	(11)	35	(46)
Net interest income after provision for credit losses	557	576	1,678	1,700
Noninterest income:
Commercial account fees	31	31	90	93
Card fees	24	24	70	70
Retail and business banking fees	20	19	58	58
Loan-related fees and income	21	17	55	55
Capital markets and foreign exchange fees	23	14	59	41
Wealth management and trust fees	16	14	45	41
Other customer-related fees	5	7	15	19
Customer-related fees	140	126	392	377
Dividends and other investment income	4	11	18	36
Securities gains (losses), net	2	(1)	—	(1)
Total noninterest income	146	136	410	412
Noninterest expense:
Salaries and employee benefits	273	264	835	800
Occupancy, net	34	33	99	96
Furniture, equipment and software, net	34	30	101	95
Other real estate expense, net	(2)	1	(3)	1
Credit-related expense	2	5	16	19
Professional and legal services	10	12	33	37
Advertising	6	8	17	20
FDIC premiums	7	18	19	44
Other	51	49	153	147
Total noninterest expense	415	420	1,270	1,259
Income before income taxes	288	292	818	853
Income taxes	66	69	185	195
Net income	222	223	633	658
Preferred stock dividends	(8)	(8)	(25)	(25)
Net earnings applicable to common shareholders	$214	$215	$608	$633
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	173,160	192,973	178,985	195,079
Diluted shares (in thousands)	181,870	205,765	188,895	208,657
Net earnings per common share:
Basic	$1.23	$1.11	$3.38	$3.22
Diluted	1.17	1.04	3.20	3.01
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018

Net income for the period	$222	$223	$633	$658
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	19	(45)	257	(221)
Net unrealized gains (losses) on other noninterest-bearing investments	(3)	—	(6)	3
Net unrealized holding gains (losses) on derivative instruments	6	(1)	45	(6)
Reclassification adjustment for decrease in interest income recognized in earnings on derivative instruments	1	1	3	2
Other comprehensive income (loss)	23	(45)	299	(222)
Comprehensive income	$245	$178	$932	$436
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at June 30, 2019	$566	176,935	$—	$3,271	$3,737	$25	$7,599
Net income for the period					222		222
Other comprehensive income, net of tax						24	24
Bank common stock repurchased		(6,638)		(275)			(275)
Net activity under employee plans and related tax benefits		76		6			6
Dividends on preferred stock					(8)		(8)
Dividends on common stock, $0.34 per share					(60)		(60)
Change in deferred compensation					1		1
Balance at September 30, 2019	$566	170,373	$—	$3,002	$3,892	$49	$7,509

Balance at June 30, 2018	$566	195,392	$4,231	$—	$3,139	$(315)	$7,621
Net income for the period					223		223
Other comprehensive loss, net of tax						(46)	(46)
Merger of Bank Holding Company into Bank			(4,052)	4,052			—
Bank common stock repurchased		(3,508)	(186)				(186)
Net shares issued from stock warrant exercises		183
Net activity under employee plans and related tax benefits		102	7				7
Dividends on preferred stock					(8)		(8)
Dividends on common stock, $0.30 per share					(58)		(58)
Balance at September 30, 2018	$566	192,169	$—	$4,052	$3,296	$(361)	$7,553

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2018	$566	187,554	$—	$3,806	$3,456	$(250)	$7,578
Net income for the period					633		633
Other comprehensive income, net of tax						299	299
Cumulative effect adjustment, adoption of ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities					(3)		(3)
Bank common stock repurchased		(18,001)		(826)			(826)
Net shares issued from stock warrant exercises		8
Net activity under employee plans and related tax benefits		812		22			22
Dividends on preferred stock					(25)		(25)
Dividends on common stock, $0.94 per share					(169)		(169)
Balance at September 30, 2019	$566	170,373	$—	$3,002	$3,892	$49	$7,509

Balance at December 31, 2017	$566	197,532	$4,445	$—	$2,807	$(139)	$7,679
Net income for the period					658		658
Other comprehensive loss, net of tax						(222)	(222)
Cumulative effect adjustment, adoption of ASU 2014-09, Revenue from Contracts with Customers					1		1
Bank common stock repurchased		(8,050)	(434)				(434)
Net shares issued from stock warrant exercises		1,278
Net activity under employee plans and related tax benefits		1,409	41				41
Dividends on preferred stock					(25)		(25)
Dividends on common stock, $0.74 per share					(145)		(145)
Merger of bank holding company into bank			(4,052)	4,052			—
Balance at September 30, 2018	$566	192,169	$—	$4,052	$3,296	$(361)	$7,553

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$633	$658
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35	(46)
Depreciation and amortization	143	141
Share-based compensation	23	22
Deferred income tax benefit	(2)	(4)
Net increase in trading securities	(174)	(28)
Net increase in loans held for sale	(77)	(32)
Change in other liabilities	(66)	105
Change in other assets	(146)	27
Other, net	(23)	(18)
Net cash provided by operating activities	346	825
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	426	146
Proceeds from maturities and paydowns of investment securities held-to-maturity	311	284
Purchases of investment securities held-to-maturity	(195)	(265)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	2,222	2,396
Purchases of investment securities available-for-sale	(1,271)	(2,260)
Net change in loans and leases	(2,085)	(981)
Sales of other noninterest-bearing investments	83	29
Purchases of premises and equipment	(94)	(90)
Other, net	—	2
Net cash used in investing activities	(603)	(739)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,039	1,169
Net change in short-term funds borrowed	(1,074)	804
Repayments of debt over 90 days and up to one year	—	(2,000)
Proceeds from the issuance of long-term debt	497	497
Proceeds from the issuance of common stock	8	19
Dividends paid on common and preferred stock	(196)	(172)
Bank common stock repurchased	(826)	(434)
Other, net	(9)	—
Net cash provided by (used in) financing activities	439	(117)
Net increase (decrease) in cash and due from banks	182	(31)
Cash and due from banks at beginning of period	614	548
Cash and due from banks at end of period	$796	$517
Cash paid for interest	$315	$157
Net cash paid for income taxes	179	142
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	7	6
Loans held for investment reclassified to loans held for sale, net	63	38
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019
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
Operating results for the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2018 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank’s 2018 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity. Additionally, effective October 1, 2019, we made certain financial reporting changes and reclassifications to noninterest income in our Consolidated Statements of Income. These changes and reclassifications were adopted on a retrospective basis. The changes and reclassifications reflect changes only to noninterest income in the Consolidated Statements of Income and do not impact net income, net interest income or noninterest expense.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2. RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Accounting Standard Updates	Description	Date of adoption	Effect on the financial statements or other significant matters

Updates not yet adopted by the Bank

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs	This ASU, and subsequent updates, significantly changes how entities will measure credit losses for virtually all financial assets and certain other instruments that are not measured at fair value through net income that have the contractual right to receive cash. The Update replaces today’s “incurred loss” approach with a current expected credit loss (“CECL”) model for instruments such as loans and held-to-maturity (“HTM”) securities that are measured at amortized cost. The ASU requires credit losses relating to available-for sale (“AFS”) debt securities to be recorded through an allowance for credit loss (“ACL”) rather than a reduction of the carrying amount and replaces the historically required other-than-temporary impairment (“OTTI”) analysis. It also changes the accounting for purchased credit-impaired debt securities and loans.

	The ASU retains many of the current disclosure requirements in U.S. GAAP and expands other disclosure requirements. The new guidance is effective for calendar year-end public companies beginning January 1, 2020. Early adoption is permitted as of January 1, 2019.	January 1, 2020
During the first and second quarters of 2019, we ran limited parallel runs. During the third quarter, we ran a more complete parallel run including additional analytics, controls, and a parallel governance process. A set of controls, including management review controls, implementation controls, data, model, and forecasting controls has been established. Next steps include further testing of controls and developing disclosures. We will continue to evaluate and refine our loss estimates throughout 2019.

The impact of the ASU at adoption may have a material impact on the Bank's financial statements. The impact will be influenced by the portfolio composition and credit quality, macroeconomic conditions and forecasts at that time, as well as other management judgments. We expect more volatility in the credit loss estimate under CECL than under the current accounting requirements.

The Bank will adopt this guidance beginning January 1, 2020. Transition to the new ASU will be through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of January 1, 2020.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	This ASU removes the requirements in step two of the current goodwill impairment model, eliminating the requirement to calculate and compare the implied fair value of the reporting entity with the carrying amount of that entity, including goodwill, to measure any impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its implied fair value of goodwill (i.e., measure the charge based on step one of the current guidance).

The ASU also continues to allow entities to perform an optional qualitative goodwill impairment assessment before determining whether to proceed to the quantitative step one. The Update is effective for the Bank as of January 1, 2020. Early adoption is allowed for any goodwill impairment test performed after January 1, 2017.	January 1, 2020	We do not currently expect this guidance will have a material impact on the Bank’s financial statements since the fair values of our reporting units were not lower than their respective carrying amounts of goodwill at the time of our impairment analysis for 2018 and there were no significant decreases in the fair value identified for the relevant reporting units since the analysis was performed.

The Bank is not planning to early adopt this new guidance. The transition and adoption provisions are to be applied prospectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Accounting Standard Updates	Description	Date of adoption	Effect on the financial statements or other significant matters

Updates adopted by the Bank during 2019

ASU 2016-02, Leases (Topic 842) and subsequent related ASUs	Although lessor accounting was left materially unchanged by ASU 2016-02 (and all related ASUs which together have been codified in ASC 842), ASC 842 requires that all lessees recognize a right-of-use ("ROU") asset and an offsetting lease liability for all leases with a term greater than 12 months. As the lessee, we adopted an accounting policy election, by class of underlying asset, to not recognize lease assets or liabilities for leases with a term of 12 months or less.

	The recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or operating lease. ASC 842 requires additional disclosures to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. These new quantitative and qualitative disclosure requirements are detailed further in Note 8.	January 1, 2019
The Bank adopted ASC 842 as of January 1, 2019 using the second of two permitted modified retrospective approaches for initial adoption. Under this method, the Bank recorded a right-of use asset of approximately $225 million and a lease liability of approximately $242 million. There was no impact to retained earnings upon adoption.

See Note 8 for additional details on the financial statement impact of completing the adoption of ASC 842.

ASU 2017-08, Nonrefundable Fees and Other Costs (Subtopic 310-20). Premium Amortization on Purchased Callable Debt Securities	The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The ASU requires the premium of qualifying debt securities to be amortized to the earliest call date. The update does not change the accounting for callable debt securities held at a discount.

January 1, 2019
We adopted this ASU as of January 1, 2019 using a modified retrospective transition approach. As a result of adoption, we recorded a $3 million decrease to retained earnings on January 1, 2019, as a cumulative effect adjustment.

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

January 1, 2019	We early adopted this ASU as of January 1, 2019. This Update will be applied prospectively. The changes to the disclosure requirements for fair value measurements are immaterial to the financial statements and can be found in Note 3.

ASU 2018-15, Intangibles – Goodwill and Other-Internal- Use Software (Topic 350-40): Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract	This ASU aligns the requirements for capitalizing implementation costs associated with Cloud Computing Arrangements that meet the definition of a service contract with requirements already provided for costs associated with internal-use software. Additionally, it clarifies that:
-The amortization period for capitalized amounts will be the noncancelable hosting contract term plus any expected renewal periods.
-Entities in a hosting arrangement that is a service contract must provide certain qualitative and quantitative disclosures.
-Transition for those not already following the provisions of this ASU can be applied either retrospectively or prospectively.	January 1, 2019	We early adopted this ASU as of January 1, 2019. The Bank has historically been applying the guidance as clarified in this ASU. Consequently, the adoption of the ASU did not have a material impact on the Bank’s financial statements.

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
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	September 30, 2019
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$25	$12,639	$—	$12,664
Municipal securities		1,344		1,344
Other debt securities		25		25
Total Available-for-sale	25	14,008	—	14,033
Trading account	127	153		280
Other noninterest-bearing investments:
Bank-owned life insurance		525		525
Private equity investments			108	108
Other assets:
Agriculture loan servicing and interest-only strips			19	19
Deferred compensation plan assets	108			108
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		203		203
Other interest rate		4		4
Foreign exchange	3			3
Total Assets	$263	$14,893	$127	$15,283
LIABILITIES
Securities sold, not yet purchased	$4	$—	$—	$4
Other liabilities:
Deferred compensation plan obligations	108			108
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		13		13
Other interest rate		1		1
Foreign exchange	2			2
Total Liabilities	$114	$14	$—	$128
1 We used a third-party pricing service to measure fair value for approximately 94% of our AFS Level 2 securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale: [1]
U.S. Treasury, agencies and corporations	$40	$13,385	$—	$13,425
Municipal securities		1,291		1,291
Other debt securities		21		21
Total Available-for-sale	40	14,697	—	14,737
Trading account	14	92		106
Other noninterest-bearing investments:
Bank-owned life insurance		516		516
Private equity investments			102	102
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	95			95
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		40		40
Other interest rate		1		1
Foreign exchange	4			4
Total Assets	$153	$15,346	$120	$15,619
LIABILITIES
Securities sold, not yet purchased	$85	$—	$—	$85
Other liabilities:
Deferred compensation plan obligations	95			95
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		36		36
Other interest rate		1		1
Foreign exchange	2			2
Total Liabilities	$182	$37	$—	$219
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of period	$105	$19	$102	$18	$102	$18	$95	$18
Securities gains (losses), net	1	—	(1)	—	—	—	—	—
Other noninterest income	—	—	—	—	—	1	—	—
Purchases	1	—	2	—	5	—	8	—
Balance at end of period	$107	$19	$103	$18	$107	$19	$103	$18
The reconciliation of Level 3 instruments includes $9 million in realized losses in the statement of income during the three months ended September 30, 2019, and no realized gains and losses during the same period in 2018. During the nine months ended September 30, there was $9 million in realized losses in the statement of income in 2019 and $3 million in realized losses in 2018.
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In millions)	Fair value at September 30, 2019				Fair value at December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$1	$1	$—	$—	$1	$1
Impaired loans	—	6	—	6	—	32	—	32
Other real estate owned	—	1	—	1	—	—	—	—
Total	$—	$7	$1	$8	$—	$32	$1	$33
The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
ASSETS
Private equity investments	$(1)	$—	$(1)	$—
Impaired loans	—	(9)	(9)	(15)
Other real estate owned	—	—	(1)	(1)
Total	$(1)	$(9)	$(11)	$(16)
During the three months ended September 30, we recognized $2 million of net gains in 2019 and an insignificant amount of net gains in 2018 from the sale of other real estate owned (“OREO”) properties. During the nine months ended September 30, we recognized $3 million of net gains in 2019 and $1 million in 2018 from the sale of OREO properties that had a carrying value, at the time of sale, of $4 million and $3 million during these same periods. Prior to their sale, we recognized an insignificant amount of impairment on these properties during the nine months ended September 30, 2019 and 2018.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $8 million at

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
September 30, 2019 and $10 million at December 31, 2018. Amounts of other noninterest-bearing investments carried at cost were $252 million at September 30, 2019 and $329 million at December 31, 2018, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. Private equity investments accounted for using the equity method were $41 million at September 30, 2019 and $35 million at December 31, 2018.
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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	September 30, 2019			December 31, 2018
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$658	$662	2	$774	$767	2
Loans and leases (including loans held for sale), net of allowance	48,466	47,819	3	46,312	45,251	3
Financial liabilities:
Time deposits	4,942	4,953	2	4,336	4,319	2
Long-term debt	1,242	1,255	2	724	727	2
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
4. OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	September 30, 2019
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$715	$(211)	$504	$—	$—	$504
Derivatives (included in other assets)	210	—	210	—	(1)	209
Total assets	$925	$(211)	$714	$—	$(1)	$713
Liabilities:
Federal funds purchased and other short-term borrowings	$4,790	$(211)	$4,579	$—	$—	$4,579
Derivatives (included in other liabilities)	16	—	16	—	(12)	4
Total Liabilities	$4,806	$(211)	$4,595	$—	$(12)	$4,583

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$1,461	$—	$1,461	$—	$—	$1,461
Derivatives (included in other assets)	45	—	45	(35)	(3)	7
Total assets	$1,506	$—	$1,506	$(35)	$(3)	$1,468
Liabilities:
Federal funds purchased and other short-term borrowings	$5,653	$—	$5,653	$—	$—	$5,653
Derivatives (included in other liabilities)	39	—	39	(35)	(1)	3
Total Liabilities	$5,692	$—	$5,692	$(35)	$(1)	$5,656
Security repurchase and reverse repurchase (“resell”) agreements are offset, when applicable, in the balance sheet according to master netting agreements. Security repurchase agreements are included with “Federal funds purchased and other short-term borrowings.” Derivative instruments may be offset under their master netting agreements; however, for accounting purposes, we present these items on a gross basis in the Bank’s balance sheet. See Note 7 for further information regarding derivative instruments.
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

	September 30, 2019
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$658	$5	$1	$662
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,277	7	3	1,281
Agency guaranteed mortgage-backed securities	9,700	94	51	9,743
Small Business Administration loan-backed securities	1,656	1	42	1,615
Municipal securities	1,310	34	—	1,344
Other debt securities	26	—	1	25
Total available-for-sale	13,994	136	97	14,033
Total investment securities	$14,652	$141	$98	$14,695

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$774	$4	$11	$767
Available-for-sale
U.S. Treasury securities	40	—	—	40
U.S. Government agencies and corporations:
Agency securities	1,394	—	19	1,375
Agency guaranteed mortgage-backed securities	10,236	18	240	10,014
Small Business Administration loan-backed securities	2,042	1	47	1,996
Municipal securities	1,303	4	16	1,291
Other debt securities	25	—	4	21
Total available-for-sale debt securities	15,040	23	326	14,737
Total investment securities	$15,814	$27	$337	$15,504
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of September 30, 2019, by contractual maturity of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$121	$121	$172	$173
Due after one year through five years	241	242	642	647
Due after five years through ten years	171	174	2,631	2,649
Due after ten years	125	125	10,549	10,564
Total debt investment securities	$658	$662	$13,994	$14,033
The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	September 30, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$—	$256	$1	$54	$1	$310
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	—	117	3	366	3	483
Agency guaranteed mortgage-backed securities	3	973	48	3,447	51	4,420
Small Business Administration loan-backed securities	1	177	41	1,318	42	1,495
Municipal securities	—	122	—	7	—	129
Other	—	—	1	14	1	14
Total available-for-sale	4	1,389	93	5,152	97	6,541
Total investment securities	$4	$1,645	$94	$5,206	$98	$6,851

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$86	$10	$438	$11	$524
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2	245	17	913	19	1,158
Agency guaranteed mortgage-backed securities	16	1,081	224	6,661	240	7,742
Small Business Administration loan-backed securities	19	1,180	28	711	47	1,891
Municipal securities	2	266	14	641	16	907
Other	—	—	4	11	4	11
Total available-for-sale	39	2,772	287	8,937	326	11,709
Total investment securities	$40	$2,858	$297	$9,375	$337	$12,233
At September 30, 2019 and December 31, 2018, respectively, 235 and 606 HTM and 1,041 and 2,588 AFS investment securities were in an unrealized loss position.
Other-Than-Temporary Impairment
The Bank did not recognize any OTTI on its investment securities portfolio during the first nine months of 2019. We review investment securities on a quarterly basis for the presence of OTTI. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At September 30, 2019, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is not more likely than not we would be required to sell such securities before recovery of their amortized cost basis. For additional information on our policy and evaluation process relating to OTTI, see Note 5 of our 2018 Annual Report on Form 10-K.
The following summarizes gains and losses that were recognized in the statement of income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Other noninterest-bearing investments	$2	$—	$4	$5	$7	$7	$9	$10
Net gains (losses) [1]		$2		$(1)		$—		$(1)
1 Net gains (losses) were recognized in securities gains (losses), net in the statement of income.
Interest income by security type is as follows:

	Three Months Ended September 30,
	2019			2018
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3	$3	$6	$3	$4	$7
Available-for-sale	74	7	81	73	6	79
Trading	—	1	1	—	—	—
Total securities	$77	$11	$88	$76	$10	$86

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30,
	2019			2018
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$7	$11	$18	$8	$11	$19
Available-for-sale	238	19	257	216	19	235
Trading	—	4	4	—	3	3
Total	$245	$34	$279	$224	$33	$257
Investment securities with a carrying value of $2.1 billion at September 30, 2019 and $2.6 billion at December 31, 2018, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
6. LOANS AND ALLOWANCE FOR CREDIT LOSSES
Loans and Loans Held for Sale
Loans are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	September 30, 2019	December 31, 2018

Loans held for sale	$141	$93
Commercial:
Commercial and industrial	$14,846	$14,513
Leasing	332	327
Owner-occupied	7,924	7,661
Municipal	2,185	1,661
Total commercial	25,287	24,162
Commercial real estate:
Construction and land development	2,347	2,186
Term	9,469	8,939
Total commercial real estate	11,816	11,125
Consumer:
Home equity credit line	2,930	2,937
1-4 family residential	7,506	7,176
Construction and other consumer real estate	637	643
Bankcard and other revolving plans	494	491
Other	165	180
Total consumer	11,732	11,427
Total loans [1]	$48,835	$46,714
1Loans are presented net of unearned income, unamortized purchase premiums and discounts, and net deferred loan fees and costs totaling $51 million and $50 million at September 30, 2019 and December 31, 2018, respectively.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $202 million at September 30, 2019 and $237 million at December 31, 2018.
Loans with a carrying value of $22.9 billion at September 30, 2019 and $22.6 billion at December 31, 2018 have been pledged at the Federal Reserve or the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $278 million and $527 million for the three and nine months ended September 30, 2019 and $152 million and $464 million for the three and nine months ended September 30, 2018, respectively, that were

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of Small Business Administration (“SBA”) loans. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods were $316 million and $579 million for the three and nine months ended September 30, 2019 and $184 million and $584 million for the three and nine months ended September 30, 2018, respectively. See Note 5 for further information regarding guaranteed securities.
The principal balance of sold loans for which we retain servicing was approximately $1.6 billion at September 30, 2019 and $2.2 billion at December 31, 2018. Income from loans sold, excluding servicing, was $8 million and $13 million for the three and nine months ended September 30, 2019 and $3 million and $10 million for the three and nine months ended September 30, 2018, respectively.
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
For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2018 Annual Report on Form 10-K.
Changes in the allowance for credit losses are summarized as follows:

	Three Months Ended September 30, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$338	$114	$51	$503
Provision for loan losses	9	(6)	5	8
Deductions:
Gross loan and lease charge-offs	6	—	5	11
Recoveries	7	1	2	10
Net loan and lease charge-offs (recoveries)	(1)	(1)	3	1
Balance at end of period	$348	$109	$53	$510
Reserve for unfunded lending commitments
Balance at beginning of period	$41	$19	$—	$60
Provision for unfunded lending commitments	—	2	—	2
Balance at end of period	$41	$21	$—	$62
Total allowance for credit losses at end of period
Allowance for loan losses	$348	$109	$53	$510
Reserve for unfunded lending commitments	41	21	—	62
Total allowance for credit losses	$389	$130	$53	$572

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$331	$110	$54	$495
Provision for loan losses	31	(4)	3	30
Deductions:
Gross loan and lease charge-offs	33	1	12	46
Recoveries	19	4	8	31
Net loan and lease charge-offs (recoveries)	14	(3)	4	15
Balance at end of period	$348	$109	$53	$510
Reserve for unfunded lending commitments
Balance at beginning of period	$40	$17	$—	$57
Provision for unfunded lending commitments	1	4	—	5
Balance at end of period	$41	$21	$—	$62
Total allowance for credit losses at end of period
Allowance for loan losses	$348	$109	$53	$510
Reserve for unfunded lending commitments	41	21	—	62
Total allowance for credit losses	$389	$130	$53	$572

	Three Months Ended September 30, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$321	$122	$47	$490
Provision for loan losses	(11)	(5)	5	(11)
Gross loan and lease charge-offs	8	5	4	17
Recoveries	12	3	3	18
Net loan and lease charge-offs (recoveries)	(4)	2	1	(1)
Balance at end of period	$314	$115	$51	$480
Reserve for unfunded lending commitments
Balance at beginning of period	$43	$15	$—	$58
Provision for unfunded lending commitments	(1)	1	—	—
Balance at end of period	$42	$16	$—	$58
Total allowance for credit losses at end of period
Allowance for loan losses	$314	$115	$51	$480
Reserve for unfunded lending commitments	42	16	—	58
Total allowance for credit losses	$356	$131	$51	$538

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$371	$103	$44	$518
Provision for loan losses	(69)	9	14	(46)
Gross loan and lease charge-offs	38	5	13	56
Recoveries	50	8	6	64
Net loan and lease charge-offs (recoveries)	(12)	(3)	7	(8)
Balance at end of period	$314	$115	$51	$480
Reserve for unfunded lending commitments
Balance at beginning of period	$48	$10	$—	$58
Provision for unfunded lending commitments	(6)	6	—	—
Balance at end of period	$42	$16	$—	$58
Total allowance for credit losses at end of period
Allowance for loan losses	$314	$115	$51	$480
Reserve for unfunded lending commitments	42	16	—	58
Total allowance for credit losses	$356	$131	$51	$538

The ALLL and outstanding loan balances according to the Bank’s impairment method are summarized as follows:

	September 30, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$10	$1	$3	$14
Collectively evaluated for impairment	338	108	50	496
Total	$348	$109	$53	$510
Outstanding loan balances:
Individually evaluated for impairment	$159	$45	$64	$268
Collectively evaluated for impairment	25,128	11,771	11,668	48,567
Total	$25,287	$11,816	$11,732	$48,835

	December 31, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$6	$1	$2	$9
Collectively evaluated for impairment	325	109	52	486
Total	$331	$110	$54	$495
Outstanding loan balances:
Individually evaluated for impairment	$164	$55	$72	$291
Collectively evaluated for impairment	23,998	11,070	11,355	46,423
Total	$24,162	$11,125	$11,427	$46,714
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Nonaccrual loans are summarized as follows:

(In millions)	September 30, 2019	December 31, 2018

Loans held for sale	$—	$6
Commercial:
Commercial and industrial	$97	$82
Leasing	1	2
Owner-occupied	49	67
Municipal	—	1
Total commercial	147	152
Commercial real estate:
Term	29	38
Total commercial real estate	29	38
Consumer:
Home equity credit line	12	13
1-4 family residential	44	42
Construction and other consumer real estate	1	—
Bankcard and other revolving plans	—	1
Total consumer loans	57	56
Total	$233	$246

Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2019
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$141	$—	$—	$—	$141	$—	$—
Commercial:
Commercial and industrial	$14,766	$44	$36	$80	$14,846	$5	$53
Leasing	331	1	—	1	332	—	—
Owner-occupied	7,875	33	16	49	7,924	—	29
Municipal	2,185	—	—	—	2,185	—	—
Total commercial	25,157	78	52	130	25,287	5	82
Commercial real estate:
Construction and land development	2,346	1	—	1	2,347	—	—
Term	9,456	7	6	13	9,469	—	23
Total commercial real estate	11,802	8	6	14	11,816	—	23
Consumer:
Home equity credit line	2,921	6	3	9	2,930	—	6
1-4 family residential	7,467	13	26	39	7,506	—	13
Construction and other consumer real estate	637	—	—	—	637	—	1
Bankcard and other revolving plans	490	3	1	4	494	1	—
Other	164	1	—	1	165	—	—
Total consumer loans	11,679	23	30	53	11,732	1	20
Total	$48,638	$109	$88	$197	$48,835	$6	$125

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Loans held for sale	$89	$—	$4	$4	$93	$—	$2
Commercial:
Commercial and industrial	$14,445	$37	$31	$68	$14,513	$4	$46
Leasing	325	1	1	2	327	—	1
Owner-occupied	7,621	23	17	40	7,661	3	48
Municipal	1,661	—	—	—	1,661	—	1
Total commercial	24,052	61	49	110	24,162	7	96
Commercial real estate:
Construction and land development	2,185	1	—	1	2,186	—	—
Term	8,924	4	11	15	8,939	1	26
Total commercial real estate	11,109	5	11	16	11,125	1	26
Consumer:
Home equity credit line	2,927	4	6	10	2,937	—	4
1-4 family residential	7,143	15	18	33	7,176	—	19
Construction and other consumer real estate	642	1	—	1	643	—	—
Bankcard and other revolving plans	487	2	2	4	491	2	—
Other	179	1	—	1	180	—	—
Total consumer loans	11,378	23	26	49	11,427	2	23
Total	$46,539	$89	$86	$175	$46,714	$10	$145
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality classifications are summarized as follows:

	September 30, 2019
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$14,054	$351	$441	$—	$14,846
Leasing	312	18	2	—	332
Owner-occupied	7,627	85	212	—	7,924
Municipal	2,159	22	4	—	2,185
Total commercial	24,152	476	659	—	25,287	$348
Commercial real estate:
Construction and land development	2,313	32	2	—	2,347
Term	9,353	48	66	2	9,469
Total commercial real estate	11,666	80	68	2	11,816	109
Consumer:
Home equity credit line	2,914	—	16	—	2,930
1-4 family residential	7,457	—	49	—	7,506
Construction and other consumer real estate	635	—	2	—	637
Bankcard and other revolving plans	491	—	3	—	494
Other	165	—	—	—	165
Total consumer loans	11,662	—	70	—	11,732	53
Total	$47,480	$556	$797	$2	$48,835	$510

	December 31, 2018
(In millions)	Pass	Special Mention	Sub- standard	Doubtful	Total loans	Total allowance
Commercial:
Commercial and industrial	$13,891	$322	$300	$—	$14,513
Leasing	313	10	4	—	327
Owner-occupied	7,369	72	220	—	7,661
Municipal	1,632	2	27	—	1,661
Total commercial	23,205	406	551	—	24,162	$331
Commercial real estate:
Construction and land development	2,174	11	1	—	2,186
Term	8,853	10	76	—	8,939
Total commercial real estate	11,027	21	77	—	11,125	110
Consumer:
Home equity credit line	2,920	—	17	—	2,937
1-4 family residential	7,129	—	47	—	7,176
Construction and other consumer real estate	641	—	2	—	643
Bankcard and other revolving plans	488	—	3	—	491
Other	179	—	1	—	180
Total consumer loans	11,357	—	70	—	11,427	54
Total	$45,589	$427	$698	$—	$46,714	$495

Impaired Loans
Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the three months ended September 30, 2019 and 2018 was not significant. For additional information regarding our policies and methodologies used to evaluate impaired loans, see Note 6 of our 2018 Annual Report on Form 10-K.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the three and nine months ended September 30, 2019 and 2018:

	September 30, 2019
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Commercial:
Commercial and industrial	$132	$36	$68	$104	$9
Owner-occupied	44	25	16	41	1
Municipal	—	—	—	—	—
Total commercial	176	61	84	145	10
Commercial real estate:
Construction and land development	—	—	—	—	—
Term	35	26	5	31	—
Total commercial real estate	35	26	5	31	—
Consumer:
Home equity credit line	15	11	3	14	1
1-4 family residential	58	27	23	50	2
Construction and other consumer real estate	1	—	—	—	—
Total consumer loans	74	38	26	64	3
Total	$285	$125	$115	$240	$13

	December 31, 2018
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance
		with no allowance	with allowance

Commercial:
Commercial and industrial	$112	$52	$36	$88	$4
Owner-occupied	67	31	29	60	2
Municipal	1	1	—	1	—
Total commercial	180	84	65	149	6
Commercial real estate:
Construction and land development	1	—	—	—	—
Term	44	37	3	40	—
Total commercial real estate	45	37	3	40	—
Consumer:
Home equity credit line	15	12	2	14	—
1-4 family residential	69	32	25	57	2
Construction and other consumer real estate	1	1	—	1	—
Total consumer loans	85	45	27	72	2
Total	$310	$166	$95	$261	$8

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$112	$—	$90	$2
Owner-occupied	58	—	56	—
Municipal	—	—	—	—
Total commercial	170	—	146	2
Commercial real estate:
Construction and land development	—	—	—	—
Term	27	—	29	—
Total commercial real estate	27	—	29	—
Consumer:
Home equity credit line	14	—	13	—
1-4 family residential	53	—	52	—
Construction and other consumer real estate	2	—	2	—
Total consumer loans	69	—	67	—
Total	$266	$—	$242	$2

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(In millions)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial:
Commercial and industrial	$124	$—	$108	$—
Owner-occupied	51	—	46	8
Municipal	1	—	1	—
Total commercial	176	—	155	8
Commercial real estate:
Construction and land development	1	—	1	—
Term	49	—	50	1
Total commercial real estate	50	—	51	1
Consumer:
Home equity credit line	14	—	13	—
1-4 family residential	58	—	53	—
Construction and other consumer real estate	1	—	1	—
Total consumer loans	73	—	67	—
Total	$299	$—	$273	$9

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	September 30, 2019
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2	$2	$—	$—	$11	$7	$22
Owner-occupied	4	2	—	—	4	7	17
Total commercial	6	4	—	—	15	14	39
Commercial real estate:
Term	—	2	—	1	—	4	7
Total commercial real estate	—	2	—	1	—	4	7
Consumer:
Home equity credit line	—	2	8	—	—	2	12
1-4 family residential	1	1	5	—	1	24	32
Construction and other consumer real estate	—	—	—	—	—	—	—
Total consumer loans	1	3	13	—	1	26	44
Total accruing	7	9	13	1	16	44	90
Nonaccruing
Commercial:
Commercial and industrial	—	5	—	22	—	25	52
Owner-occupied	6	1	—	—	1	4	12
Municipal	—	—	—	—	—	—	—
Total commercial	6	6	—	22	1	29	64
Commercial real estate:
Term	1	—	—	—	4	13	18
Total commercial real estate	1	—	—	—	4	13	18
Consumer:
Home equity credit line	—	—	2	—	—	—	2
1-4 family residential	—	—	1	—	1	6	8
Total consumer loans	—	—	3	—	1	6	10
Total nonaccruing	7	6	3	22	6	48	92
Total	$14	$15	$16	$23	$22	$92	$182
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
Unfunded lending commitments on TDRs amounted to $12 million and $11 million at September 30, 2019 and December 31, 2018, respectively.
The total recorded investment of all TDRs in which interest rates were modified below market was $80 million at September 30, 2019 and $88 million at December 31, 2018. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three and nine months ended September 30, 2019 and 2018 was not significant.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$1	$1	$—	$2	$2
Owner-occupied	—	—	—	—	1	1
Total commercial	—	1	1	—	3	3
Commercial real estate:
Term	—	—	—	—	—	—
Total commercial real estate	—	—	—	—	—	—
Total	$—	$1	$1	$—	$3	$3

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$1	$1	$—	$5	$5
Owner-occupied	—	—	—	—	1	1
Total commercial	—	1	1	—	6	6
Commercial real estate:
Term	2	—	2	2	—	2
Total commercial real estate	2	—	2	2	—	2
Total	$2	$1	$3	$2	$6	$8
Note: Total loans modified as TDRs during the 12 months previous to September 30, 2019 and 2018 were $73 million and $99 million, respectively.
At September 30, 2019, the amount of foreclosed residential real estate property held by the Bank was less than $1 million and approximately $2 million at December 31, 2018. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $11 million and $10 million for the same periods, respectively.
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
Fair Value Hedges – As of September 30, 2019, the Bank had $1 billion notional amount of interest rate swaps designated in qualifying fair value hedge relationships. The hedging instruments used are receive-fixed interest rate

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
swaps converting the interest on our fixed-rate debt to floating. These hedges are designated as fair values hedges of the change in fair value of the London Interbank Offered Rate (“LIBOR”) benchmark swap rate component of the contractual coupon cash flows of our fixed-rate debt. The swaps are structured to match the critical terms of the hedged notes, resulting in the expectation that the swaps will be highly effective as hedging instruments. All interest rate swaps designated as fair value hedges were highly effective and met all other requirements to remain designated and part of qualifying hedge accounting relationships as of the balance sheet date.
During the quarter the fair value hedge swap portfolio increased in value by $1 million, which was offset by the change in fair value of the hedged debt, resulting in no direct earnings impact. The Bank has no remaining debt basis adjustments from previously designed fair value hedges, as such, there is no scheduled amortization for previously terminated fair value hedges that will impact the Bank’s financial statements for the foreseeable future.
During the fourth quarter of 2019, the Bank issued a $500 million subordinated note with an interest rate of 3.25% and a maturity date of October 29, 2029 and subsequently entered into a receive-fixed interest rate swap. The note and swap constitute a qualifying fair value hedging relationship as the terms of the interest rate swap match the critical terms of the hedged note, resulting in the expectation that the swap will be highly effective as a hedging instrument.
Cash Flow Hedges – As of September 30, 2019, the Bank had $3.6 billion notional amount of receive-fixed interest rate swaps designated as cash flow hedges of pools of floating-rate commercial loans. During the third quarter of 2019, the Bank's cash flow hedge portfolio, including the previously existing and additional interest rate swaps added during the quarter, as well as the floors prior to their termination, increased in value by $9 million, which was recognized in AOCI. For the cash flow hedges, changes in fair value remain deferred in AOCI as long as the hedging relationship remains highly effective and qualifies for hedge accounting. Amounts deferred in AOCI are reclassified into earnings in the periods in which the hedged forecasted transactions affect earnings.
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2018 Annual Report on Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At September 30, 2019, the fair value of our derivative liabilities was $223 million, for which we were required to pledge cash collateral of $102 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at September 30, 2019, there would likely be $2 million additional collateral required to be pledged. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at September 30, 2019 and December 31, 2018, and the related gain (loss) of derivative instruments for the three and nine months ended September 30, 2019 and 2018 is summarized as follows:

	September 30, 2019			December 31, 2018
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Purchased interest rate floors	$—	$—	$—	$—	$—	$—
Receive-fixed interest rate swaps	3,613	—	—	687	—	—
Fair value hedges:
Receive-fixed interest rate swaps	1,000	—	—	500	—	—
Total derivatives designated as hedging instruments	4,613	—	—	1,187	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1,2]	3,980	203	—	2,826	37	33
Offsetting interest rate derivatives [2]	3,974	—	220	2,826	33	40
Other interest rate derivatives	812	4	1	300	1	1
Foreign exchange derivatives	298	3	2	389	4	2
Total derivatives not designated as hedging instruments	9,064	210	223	6,341	75	76
Total derivatives	$13,677	$210	$223	$7,528	$75	$76
1 Customer-facing interest rate derivatives in an asset position include a $17 million and $3 million credit valuation adjustment reducing the fair value amounts as of September 30, 2019 and December 31, 2018, respectively.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are cleared. Once the settlement amounts with the clearing houses are included the derivative fair values would be the following:

	September 30, 2019		December 31, 2018
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities
Customer-facing interest rate derivatives	$203	$—	$7	$33
Offsetting interest rate derivatives	—	13	33	3

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended September 30, 2019
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Other Noninterest Income/(Expense)	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$(2)	$10	$1	$—	$—
Interest rate swaps	1	—	(2)	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	—	—
Total derivatives designated as hedging instruments	(1)	10	(1)	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives				68
Offsetting interest rate derivatives				(65)
Other interest rate derivatives				3
Foreign exchange derivatives				6
Total derivatives not designated as hedging instruments				12
Total derivatives	$(1)	$10	$(1)	$12	$—

	Amount of derivative gain (loss) recognized/reclassified
	Nine Months Ended September 30, 2019
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Other Noninterest Income/(Expense)	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$—	$27	$—	$—	$—
Interest rate swaps	33	—	(6)	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	—	—
Total derivatives designated as hedging instruments	33	27	(6)	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives				200
Offsetting interest rate derivatives				(195)
Other interest rate derivatives				3
Foreign exchange derivatives				16
Total derivatives not designated as hedging instruments				24
Total derivatives	$33	$27	$(6)	$24	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended September 30, 2018
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Other Noninterest Income/(Expense)	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$—	$—	$—	$—	$—
Interest rate swaps	(1)	—	1	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	—	—
Total derivatives designated as hedging instruments	(1)	—	1	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives				(14)
Offsetting interest rate derivatives				17
Other interest rate derivatives				—
Foreign exchange derivatives				4
Total derivatives not designated as hedging instruments				7
Total derivatives	$(1)	$—	$1	$7	$—

	Amount of derivative gain (loss) recognized/reclassified
	Nine Months Ended September 30, 2018
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Other Noninterest Income/(Expense)	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$—	$—	$—	$—	$—
Interest rate swaps	(8)	—	(1)	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	—	—
Total derivatives designated as hedging instruments	(8)	—	(1)	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives				(57)
Offsetting interest rate derivatives				74
Other interest rate derivatives				(1)
Foreign exchange derivatives				14
Total derivatives not designated as hedging instruments				30
Total derivatives	$(8)	$—	$(1)	$30	$—
Note: These schedules are not intended to present at any given time the Bank’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following September 30, 2019, we estimate that $12 million will be reclassified from AOCI into interest income

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Interest rate swaps[1]	$1	$(1)	$—	$—	$—	$—

	Gain/(loss) recorded in income
	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Interest rate swaps[1]	$19	$(19)	$—	$—	$—	$—
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

	Carrying amount of the hedged assets/(liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Long-term debt	$(1,024)	$(505)	$(24)	$(5)
The fair value of derivative assets was reduced by a net credit valuation adjustment of $17 million and $1 million at September 30, 2019 and 2018, respectfully. The adjustment for derivative liabilities was zero at September 30, 2019 and a decrease of less than $2 million at September 30, 2018. These adjustments are required to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk.
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
We have operating and finance leases for branches, corporate offices, and data centers. Our equipment leases are not material. At September 30, 2019, we had 433 branches, of which 279 are owned and 154 are leased. We lease our headquarters in Salt Lake City, Utah, and other office or data centers are either owned or leased.
The Bank may enter into certain lease arrangements with a term of 12 months or less, and we have elected to exclude these from capitalization. The length of our commitments for leases ranges from 2019 to 2062, some of which include options to extend or terminate the leases.
As of September 30, 2019, assets recorded under operating leases were $231 million, while assets recorded under finance leases were $4 million. We utilized a secured incremental borrowing rate based on the remaining term of the lease as of the effective date for the discount rate to determine our lease ROU assets and liabilities. The following schedule presents lease-related assets and liabilities, their weighted average remaining life, and the weighted average discount rate.

(Dollar amounts in millions)	September 30, 2019

Operating assets and liabilities
Operating right-of-use assets, net of amortization	$231
Operating lease liabilities	250
Weighted average remaining lease term (years)
Operating leases	9.1
Finance leases	19.1
Weighted average discount rate
Operating leases	3.2%
Finance leases	3.3%
The components of lease expense are as follows:

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Operating lease costs	$12	$36
Variable lease costs	14	40
Total lease cost	$26	$76
Supplemental cash flow information related to leases is as follows:

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

Cash paid for amounts in the measurement of lease liabilities:
Operating cash disbursements from operating leases	$13	$37

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ROU assets obtained in exchange for lease liabilities:

(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019

New operating lease liabilities	$6	$10
New finance lease liabilities	3	6
Total	$9	$16
Maturities analysis for lease liabilities as of September 30, 2019 is as follows (undiscounted lease payments):

(In millions)

2019 [1]	$33
2020	49
2021	44
2022	39
2023	32
Thereafter	120
Total	$317
1 Contractual maturities for the three months remaining in 2019.
The Bank enters into certain lease agreements where it is the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which the Bank occupies portions of the building. Operating lease income was $3 million for both the third quarters of 2019 and 2018, and $9 million and $8 million for the first nine months of 2019 and 2018.
The Bank also has a lending division that makes equipment leases, considered to be sales-type leases or direct financing leases, totaling $332 million at both September 30, 2019 and 2018. The Bank uses leasing of equipment as a venue for customers to access equipment without purchasing upfront. The Bank recorded income of $3 million and $4 million on these leases for the third quarters of 2019 and 2018, and $11 million for both the first nine months of 2019 and 2018.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
Long-term debt is summarized as follows:

(In millions)	September 30, 2019	December 31, 2018

Subordinated notes	$87	$87
Senior notes	1,151	637
Capital lease obligations	4	—
Total	$1,242	$724
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount, unamortized debt issuance costs, and valuation adjustments for fair value swaps. During the first nine months of 2019, the Bank issued a $500 million senior note with an interest rate of 3.35% and a maturity date of March 4, 2022. Also, during the fourth quarter of 2019 the Bank issued a $500 million subordinated note with an interest rate of 3.25% and a maturity date of October 29, 2029 and subsequently entered into a receive-fixed interest rate swap. The note and swap constitute a qualifying fair value hedging relationship. For more information on derivatives designated as qualifying cash flow and fair value hedges, see Note 7 – Derivative Instruments and Hedging Activities.
Common Stock
The Bank’s common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. As of September 30, 2019, there were 170.4 million shares of 0.001 par value

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
common stock outstanding. We also had 29.3 million common stock warrants (NASDAQ: ZIONW), with an exercise price of $34.14 outstanding at September 30, 2019. Each common stock warrant was convertible into 1.07 shares and expire on May 22, 2020.
Common stock and additional paid-in capital was $3.0 billion at September 30, 2019, and decreased $804 million, or 21%, from December 31, 2018, primarily due to Bank common stock repurchases. During the third quarter of 2019, we continued our common stock buyback program and repurchased 6.6 million shares of common stock outstanding with a fair value of $275 million at an average price of $41.43 per share. During the first nine months of 2019 we repurchased 18.0 million shares of common stock outstanding with a fair value of $825 million, at an average price of $45.89 per share compared to 7.8 million shares with a fair value of $420 million at an average price of $53.84 per share for the first nine months of 2018. In October 2019, the Bank announced that the Board approved a plan to repurchase $275 million of common stock during the fourth quarter of 2019.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) was $49 million at September 30, 2019 compared with $(250) million at December 31, 2018. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2019
Balance at December 31, 2018	$(228)	$(1)	$(21)	$(250)
OCI before reclassifications, net of tax	257	39	—	296
Amounts reclassified from AOCI, net of tax	—	3	—	3
OCI	257	42	—	299
Balance at September 30, 2019	$29	$41	$(21)	$49
Income tax expense included in OCI	$84	$14	$—	$98
Nine Months Ended September 30, 2018
Balance at December 31, 2017	$(114)	$(2)	$(23)	$(139)
OCI (loss) before reclassifications, net of tax	(221)	(3)	—	(224)
Amounts reclassified from AOCI, net of tax	—	2	—	2
OCI (loss)	(221)	(1)	—	(222)
Balance at September 30, 2018	$(335)	$(3)	$(23)	$(361)
Income tax benefit included in OCI (loss)	$(73)	$—	$—	$(73)

	Amounts reclassified from AOCI [1]		Amounts reclassified from AOCI [1]		Statement of income (SI)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2019	2018	2019	2018		Affected line item

Net unrealized losses on derivative instruments	$(1)	$(1)	$(4)	$(3)	SI	Interest and fees on loans
Income tax benefit	—	—	(1)	(1)
Amounts Reclassified from AOCI	(1)	(1)	(3)	(2)
1 Negative reclassification amounts indicate decreases to earnings in the statement of income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
10. COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	September 30, 2019	December 31, 2018

Net unfunded commitments to extend credit [1]	$22,810	$21,454
Standby letters of credit:
Financial	538	655
Performance	221	199
Commercial letters of credit	6	18
Total unfunded lending commitments	$23,575	$22,326
1 Net of participations
The Bank’s 2018 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At September 30, 2019, the Bank had recorded $4 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $1 million attributable to the RULC and $3 million of deferred commitment fees.
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
As of September 30, 2019, we were subject to the following material litigation or governmental inquiries:
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in our former customer, International Manufacturing Group ("IMG") seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. This case is in the discovery phase with dispostive motion practice underway and to be scheduled for hearing in early January 2020. Trial is scheduled for February 2020.
•a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In December 2017, the District Court dismissed all claims against the Bank. In January 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit. The appeal was heard in early April 2019 with the Court of Appeals reversing the trial court's dismissal. This case is in the pleadings phase and as a result, trial will not occur for a substantial period of time.

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
In the third quarter, we reached settlements that were previously accrued for, or were immaterial, in the following cases:
•a civil suit, McFarland as Trustee for International Manufacturing Group v. CB&T, et. al., brought against us in the United States Bankruptcy Court for the Eastern District of California in May 2016. The Trustee sought to recover loan payments previously repaid to us by our customer, IMG, alleging that IMG, along with its principal, obtained loans and made loan repayments in furtherance of an alleged Ponzi scheme.
•a Private Attorney General Act claim under California law, Lawson v. CB&T, brought against us in the Superior Court for the County of San Diego, California, in February 2016. In this case, the plaintiff alleges, on behalf of herself and other current or former employees of the Bank who worked in California on a non-exempt basis, violations by the Bank of California wage and hour laws. The settlement is subject to the Court's approval.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of September 30, 2019, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $35 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was more than three-quarters of our revenue in the third quarter of 2019. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For a discussion of the Bank’s revenue recognition from contracts, and the implementation of ASC 606, see Note 16 of our 2018 Annual Report on Form 10-K.
Disaggregation of Revenue
We provide services across different geographical areas, primarily in 11 Western U.S. States, under banking operations that have their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. The operating segment listed as “Other” includes certain non-bank financial services subsidiaries, centralized back-office functions, and eliminations of transactions between segments. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
The following schedule sets forth the noninterest income and net revenue by operating segments for the three months ended September 30, 2019 and 2018:

	Zions Bank		Amegy		CB&T
(In millions)	2019	2018	2019	2018	2019	2018

Commercial account fees	$11	$10	$8	$9	$6	$6
Card fees	15	15	7	7	4	4
Retail and business banking fees	6	7	5	4	3	3
Capital markets and foreign exchange fees	1	1	(1)	(1)	2	1
Wealth management and trust fees	5	4	3	3	1	1
Other customer-related fees	1	1	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	39	38	22	22	16	15
Other noninterest income (Non-ASC 606 customer related)	1	—	15	9	6	4
Total customer-related fees	40	38	37	31	22	19
Other noninterest income (non-customer related)	—	—	—	—	1	—
Total noninterest income	40	38	37	31	23	19
Other real estate owned gain from sale	1	—	—	—	—	—
Net interest income	177	171	126	126	130	132
Total income less interest expense	$218	$209	$163	$157	$153	$151

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2019	2018	2019	2018	2019	2018

Commercial account fees	$2	$2	$2	$2	$2	$2
Card fees	2	2	2	2	1	1
Retail and business banking fees	2	2	3	3	1	1
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management and trust fees	1	1	1	1	—	—
Other customer-related fees	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	7	7	8	8	4	4
Other noninterest income (Non-ASC 606 customer related)	3	3	3	2	3	2
Total customer-related fees	10	10	11	10	7	6
Other noninterest income (non-customer related)	—	—	—	—	—	—
Total noninterest income	10	10	11	10	7	6
Other real estate owned gain from sale	—	—	1	—	—	—
Net interest income	57	56	39	37	34	33
Total income less interest expense	$67	$66	$51	$47	$41	$39

	TCBW		Other		Consolidated Bank
(In millions)	2019	2018	2019	2018	2019	2018

Commercial account fees	$—	$—	$—	$—	$31	$31
Card fees	1	1	—	—	32	32
Retail and business banking fees	—	—	—	(1)	20	19
Capital markets and foreign exchange fees	—	—	1	2	3	3
Wealth management and trust fees	—	—	4	3	15	13
Other customer-related fees	—	—	4	5	5	6
Total noninterest income from contracts with customers (ASC 606)	1	1	9	9	106	104
Other noninterest income (Non-ASC 606 customer related)	—	—	3	2	34	22
Total customer-related fees	1	1	12	11	140	126
Other noninterest income (non-customer related)	—	—	5	10	6	10
Total noninterest income	1	1	17	21	146	136
Other real estate owned gain from sale	—	—	—	—	2	—
Net interest income	13	13	(9)	(3)	567	565
Total income less interest expense	$14	$14	$8	$18	$715	$701
The following schedule sets forth the noninterest income and net revenue by operating segments for the nine months ended September 30, 2019 and 2018:

	Zions Bank		Amegy		CB&T
(In millions)	2019	2018	2019	2018	2019	2018

Commercial account fees	$31	$32	$25	$26	$17	$17
Card fees	45	44	21	22	12	11
Retail and business banking fees	17	18	13	12	10	10
Capital markets and foreign exchange fees	4	4	(4)	(4)	4	3
Wealth management and trust fees	13	12	8	8	3	3
Other customer-related fees	2	2	1	1	1	1
Total noninterest income from contracts with customers (ASC 606)	112	112	64	65	47	45
Other noninterest income (Non-ASC 606 customer related)	(1)	(2)	41	30	15	12
Total customer-related fees	111	110	105	95	62	57
Other noninterest income (non-customer related)	1	1	—	—	1	2
Total noninterest income	112	111	105	95	63	59
Other real estate owned gain from sale	3	—	—	—	—	—
Net interest income	528	496	375	366	395	381
Total income less interest expense	$643	$607	$480	$461	$458	$440

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2019	2018	2019	2018	2019	2018

Commercial account fees	$5	$6	$6	$7	$5	$5
Card fees	6	6	6	6	3	3
Retail and business banking fees	6	7	8	7	3	3
Capital markets and foreign exchange fees	—	—	1	1	1	1
Wealth management and trust fees	1	1	3	2	1	1
Other customer-related fees	1	—	1	—	—	—
Total noninterest income from contracts with customers (ASC 606)	19	20	25	23	13	13
Other noninterest income (Non-ASC 606 customer related)	11	9	7	7	6	5
Total customer-related fees	30	29	32	30	19	18
Other noninterest income (non-customer related)	1	—	—	—	—	—
Total noninterest income	31	29	32	30	19	18
Other real estate owned gain from sale	—	—	1	—	—	—
Net interest income	173	161	115	106	103	96
Total income less interest expense	$204	$190	$148	$136	$122	$114

	TCBW		Other		Consolidated Bank
(In millions)	2019	2018	2019	2018	2019	2018

Commercial account fees	$1	$1	$—	$(1)	$90	$93
Card fees	1	1	1	—	95	93
Retail and business banking fees	—	—	1	—	58	57
Capital markets and foreign exchange fees	1	1	1	2	8	8
Wealth management and trust fees	1	—	12	11	42	38
Other customer-related fees	—	—	7	13	13	17
Total noninterest income from contracts with customers (ASC 606)	4	3	22	25	306	306
Other noninterest income (Non-ASC 606 customer related)	—	1	7	9	86	71
Total customer-related fees	4	4	29	34	392	377
Other noninterest income (non-customer related)	—	—	15	32	18	35
Total noninterest income	4	4	44	66	410	412
Other real estate owned gain from sale	—	—	—	1	4	1
Net interest income	41	36	(17)	12	1,713	1,654
Total income less interest expense	$45	$40	$27	$79	$2,127	$2,067
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.
12. RETIREMENT PLANS
The following discloses the net periodic cost (benefit) and its components for the Bank’s pension and other retirement plans:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Interest cost	$1	$1	$4	$4
Expected return on plan assets	(2)	(3)	(6)	(9)
Partial settlement loss	—	1	1	2
Amortization of net actuarial loss	1	—	1	1
Net periodic cost (benefit)	$—	$(1)	$—	$(2)
As disclosed in our 2018 Annual Report on Form 10-K, the Bank has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan. In October 2018, the Bank decided to terminate its pension plan subject to obtaining necessary regulatory approval.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Completion of this termination is expected in early 2020. Plan participant benefits will not be disadvantaged because of this decision.
13. INCOME TAXES
The effective income tax rate of 22.9% for the third quarter of 2019 was lower than the 2018 third quarter rate of 23.6%. The effective tax rates for the first nine months of 2019 and 2018 were 22.6% and 22.9%, respectively. The income tax rates for 2019 and 2018 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance, and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation, and other fringe benefits.
We had a net deferred tax asset (“DTA”) balance of $34 million at September 30, 2019, compared with $130 million at December 31, 2018. The decrease in the net DTA resulted primarily from the decrease of accrued compensation and unrealized losses in other comprehensive income ("OCI") related to securities. A reduction of net deferred tax liabilities related to leasing operations offset some of the overall decrease in DTA.
14. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2019	2018	2019	2018

Basic:
Net income	$222	$223	$633	$658
Less common and preferred dividends	67	66	194	170
Undistributed earnings	155	157	439	488
Less undistributed earnings applicable to nonvested shares	1	1	2	4
Undistributed earnings applicable to common shares	154	156	437	484
Distributed earnings applicable to common shares	59	58	168	144
Total earnings applicable to common shares	$213	$214	$605	$628
Weighted average common shares outstanding (in thousands)	173,160	192,973	178,985	195,079
Net earnings per common share	$1.23	$1.11	$3.38	$3.22

Diluted:
Total earnings applicable to common shares	$213	$214	$605	$628
Weighted average common shares outstanding (in thousands)	173,160	192,973	178,985	195,079
Dilutive effect of common stock warrants (in thousands)	8,187	11,880	9,293	12,555
Dilutive effect of stock options (in thousands)	523	912	617	1,023
Weighted average diluted common shares outstanding (in thousands)	181,870	205,765	188,895	208,657
Net earnings per common share	$1.17	$1.04	$3.20	$3.01
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018

Restricted stock and restricted stock units	1,348	1,490	1,406	1,651
Stock options	596	170	451	137

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
15. OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. Our banking operations are managed under their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. Performance assessment and resource allocation are based upon this geographical structure. We use an internal funds transfer pricing (“FTP”) allocation system to report results of operations for business segments. This process is continually refined. In the third quarter of 2019, we made changes to the FTP process to more accurately reflect the cost of funds for loans. Prior period amounts have been revised to reflect the impact of these changes had they been instituted for the periods presented. Total average loans and deposits presented for the banking segments include insignificant intercompany amounts between banking segments and may also include deposits with the Other segment.
As of September 30, 2019, our banking business is conducted through 7 locally managed and branded segments in distinct geographical areas. Zions Bank operates 98 branches in Utah, 24 branches in Idaho, and one branch in Wyoming. Amegy operates 75 branches in Texas. CB&T operates 87 branches in California. NBAZ operates 58 branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 36 branches in Colorado and one branch in New Mexico. TCBW operates two branches in Washington and one branch in Oregon.
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
The following schedule presents selected operating segment information for the three months ended September 30, 2019 and 2018:

	Zions Bank		Amegy		CB&T
(In millions)	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$177	$171	$126	$126	$130	$132
Provision for credit losses	1	2	18	(18)	(6)	3
Net interest income after provision for credit losses	176	169	108	144	136	129
Noninterest income	40	38	37	31	23	19
Noninterest expense	114	118	84	86	75	77
Income (loss) before income taxes	$102	$89	$61	$89	$84	$71
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,229	$12,607	$12,438	$11,328	$10,819	$9,985
Total average deposits	15,983	15,385	11,842	11,185	11,565	11,335

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$57	$56	$39	$37	$34	$33
Provision for credit losses	—	(1)	1	1	(3)	1
Net interest income after provision for credit losses	57	57	38	36	37	32
Noninterest income	10	10	11	10	7	6
Noninterest expense	39	39	35	35	27	26
Income (loss) before income taxes	$28	$28	$14	$11	$17	$12
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,769	$4,591	$2,708	$2,408	$3,161	$2,969
Total average deposits	5,028	5,008	4,547	4,302	2,866	2,789

	TCBW		Other		Consolidated Bank
(In millions)	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$13	$13	$(9)	$(3)	$567	$565
Provision for credit losses	(2)	—	1	1	10	(11)
Net interest income after provision for credit losses	15	13	(10)	(4)	557	576
Noninterest income	1	1	17	21	146	136
Noninterest expense	5	5	36	34	415	420
Income (loss) before income taxes	$11	$9	$(29)	$(17)	$288	$292
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,235	$1,136	$469	$344	$48,828	$45,368
Total average deposits	1,097	1,086	2,356	2,485	55,284	53,575
The following schedule presents selected operating segment information for the nine months ended September 30, 2019 and 2018:

	Zions Bank		Amegy		CB&T
(In millions)	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$528	$496	$375	$366	$395	$381
Provision for credit losses	27	5	(5)	(77)	6	8
Net interest income after provision for credit losses	501	491	380	443	389	373
Noninterest income	112	111	105	95	63	59
Noninterest expense	351	348	258	258	239	230
Income (loss) before income taxes	$262	$254	$227	$280	$213	$202
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,079	$12,565	$12,186	$11,362	$10,745	$9,941
Total average deposits	15,656	15,847	11,549	11,022	11,408	11,213

	NBAZ		NSB		Vectra
(In millions)	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$173	$161	$115	$106	$103	$96
Provision for credit losses	5	8	—	1	3	6
Net interest income after provision for credit losses	168	153	115	105	100	90
Noninterest income	31	29	32	30	19	18
Noninterest expense	116	114	109	107	82	78
Income (loss) before income taxes	$83	$68	$38	$28	$37	$30
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,788	$4,591	$2,594	$2,369	$3,107	$2,882
Total average deposits	4,990	4,912	4,428	4,280	2,833	2,762

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBW		Other		Consolidated Bank
(In millions)	2019	2018	2019	2018	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$41	$36	$(17)	$12	$1,713	$1,654
Provision for credit losses	—	2	(1)	1	35	(46)
Net interest income after provision for credit losses	41	34	(16)	11	1,678	1,700
Noninterest income	4	4	44	66	410	412
Noninterest expense	17	16	98	108	1,270	1,259
Income (loss) before income taxes	$28	$22	$(70)	$(31)	$818	$853
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,183	$1,113	$432	$336	$48,114	$45,159
Total average deposits	1,075	1,069	2,582	1,722	54,521	52,827

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
The Bank’s management, with the participation of the Bank’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Bank’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2019. There were no changes in the Bank’s internal control over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Bank’s share repurchases for the third quarter of 2019:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (in millions)

July	750,639	$44.97	749,375	$241
August	5,887,565	40.99	5,887,565	—
September	127	45.13	—	—
Third quarter	6,638,331	41.44	6,636,940
1 Represents common shares acquired under previously reported share repurchase plans and common shares acquired from employees in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in inline XBRL (i) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three months ended September 30, 2019 and September 30, 2018 and the nine months ended September 30, 2019 and September 30, 2018, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2019 and September 30, 2018 and the nine months ended September 30, 2019 and September 30, 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2019 and September 30, 2018 and the nine months ended September 30, 2019 and September 30, 2018, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: November 5, 2019